Form 10QSB
period 1996-03-31
PREMIER FINANCIAL BANCORP INC
filed 1996-05-15
CIK 887919

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q SB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission file number 0-20908

                         PREMIER FINANCIAL BANCORP, INC.
             (Exact name of registrant as specified in its charter)

           KENTUCKY                                    61-1206757
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                     Identification No.)

     120 N. HAMILTON STREET
      GEORGETOWN, KENTUCKY                                40324
(address of principal executive officer)               (Zip Code)

     Registrant's telephone number                     (502) 863-7521

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to filing
requirements for the past 90 days.  Yes   X     No
                                        -----      -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

     Common stock - 1,909,090 shares outstanding at May 8, 1996

PART I  - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

     The accompanying information has not been audited by independent public accountants; however, in the opinion of management such information reflects all adjustments necessary for a fair presentation of the results for the interim period. All such adjustments are of a normal and recurring nature.

     The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the registrant's annual Form 10-K filing. Accordingly, the reader of the Form 10-Q may wish to refer to the registrant's Form 10-K for the year ended December 31, 1995 for further information in this regard.

     Index to consolidated financial statements:

          Consolidated Balance Sheets. . . . . . . . . . . . . . . . . . . 3
          Consolidated Statements of Income. . . . . . . . . . . . . . . . 4
          Consolidated Statements of Cash Flows. . . . . . . . . . . . . . 5
          Notes to Consolidated Financial Statements . . . . . . . . . . . 6

                PREMIER FINANCIAL BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                  March 31      December 31
                                                                    1996           1995
 ASSETS
Cash and due from banks                                       $     5,259     $     6,340
Federal funds sold                                                  4,670           6,340
Investment securities:
 Available for sale                                                19,957          16,039
 Held to maturity                                                   8,568           8,890
Loans                                                         $   115,860     $   113,775
 Less: Unearned interest                                             (833)           (711)
       Allowance for loan losses                                   (1,790)         (1,735)
                                                              -----------     -----------
 Net loans                                                    $   113,237     $   111,329
Premises and equipment, net                                         2,114           2,129
Other assets                                                        4,332           4,408
                                                              -----------     -----------

TOTAL ASSETS                                                  $   158,137     $   155,475

 LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
 Non-interest bearing                                         $    14,797     $    16,001
 Time deposits, $100,000 and over                                  20,774          20,237
 Other interest bearing                                           103,293         100,009
                                                              -----------     -----------
  Total deposits                                              $   138,864     $   136,247

Agreements to repurchase securities                                   644             747
Federal Home Loan Bank advances                                       755             755
Other liabilities                                                   1,509           1,511
Debt                                                                5,000           5,000
                                                              -----------     -----------
  Total liabilities                                           $   146,772     $   144,260

STOCKHOLDERS' EQUITY:
 Preferred stock, no par value; 1,000,000 shares
  authorized; none issued or outstanding                      $         0     $         0
 Common stock, no par value; 10,000,000 shares
  authorized; 1,909,090 shares at March 31, 1996 and
  954,545 shares at December 31, 1995, respectively
  issued and outstanding                                              955             955
 Surplus                                                            5,897           5,897
 Retained earnings                                                  4,753           4,493
 Net unrealized losses on securities available for sale              (240)           (130)
                                                              -----------     -----------
  Total stockholders' equity                                  $    11,365     $    11,215

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $   158,137     $   155,475

        See accompanying notes to the consolidated financial statements.

                PREMIER FINANCIAL BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                 (IN THOUSANDS)


                                                Three Months Ended
                                              March 31        March 31
                                                1996            1995
INTEREST INCOME:
 Loans, including fees                      $      2,949     $     2,059
 Investment securities-
  Taxable                                            313             228
  Tax-exempt                                          83              68
 Federal funds sold and other                        129              96
                                            ------------     -----------
  Total interest income                     $      3,474     $     2,451

INTEREST EXPENSE:
 Deposits                                   $      1,528     $       978
 Debt and other borrowings                           125              44
                                            ------------     -----------
  Total interest expense                    $      1,653     $     1,022

Net interest income                         $      1,821     $     1,429
Provision for possible loan losses                    73              17
                                            ------------     -----------

Net interest income after provision
 for possible loan losses                   $      1,748     $     1,412

NON-INTEREST INCOME:
 Service charges                            $        147     $       105
 Insurance commissions                                44              35
 Investment securities gains (losses)                  0             (25)
 Other                                               128              22
                                            ------------     -----------
                                            $        319     $       137
NON-INTEREST EXPENSES:
 Salaries and employee benefits             $        817     $       605
 Occupancy and equipment expenses                    128             151
 FDIC insurance                                       13              57
 Other expenses                                      439             276
                                            ------------     -----------
                                            $      1,397     $     1,089

Income before income taxes                  $        670     $       460

Provision for income taxes                           172              66
                                            ------------     -----------

NET INCOME                                  $        498     $       394

Primary earnings per share                  $        .26     $       .21

Weighted average shares outstanding            1,909,090       1,885,413

        See accompanying notes to the consolidated financial statements.

                PREMIER FINANCIAL BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  Three Months Ended
                                                               March 31        March 31
                                                                 1996            1995

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                    $     498     $     394
 Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                                       42            47
  Provision for loan losses                                           73            17
  Investment securities losses (gains), net                            0            25
 Changes in:
  Other assets                                                        40          (151)
  Other liabilities                                                   (2)          (81)
                                                               ---------     ---------
   Net cash provided by operating activities                   $     651     $     251

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of securities available for sale                    $  (7,702)    $  (3,545)
 Proceeds from sales of securities available for sale              1,800         2,989
 Proceeds from maturities of securities available for sale         1,600             0
 Purchases of investment securities held to maturity                 (89)         (792)
 Proceeds from calls of securities held to maturity                  501            45
 Proceeds from maturities of securities held to maturity             220             0
 Net change in federal funds sold                                  1,670         3,415
 Net change in loans                                              (1,981)       (3,516)
 Purchases of bank premises and equipment                            (27)         (734)
                                                               ---------     ---------
  Net cash used in investing activities                        $  (4,008)    $  (2,138)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net change in deposits                                        $   2,617     $   1,011
 Repayment of other borrowings                                      (103)            0
 Dividends paid                                                     (238)         (191)
                                                               ---------     ---------
  Net cash provided by financing activities                    $   2,276     $     820

Net decrease in cash and cash equivalents                      $  (1,081)    $  (1,067)

Cash and cash equivalents at beginning of period                   6,340         5,067
                                                               ---------     ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $   5,259     $   4,000


        See accompanying notes to the consolidated financial statements.

                PREMIER FINANCIAL BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of Premier Financial Bancorp, Inc. (the Company) and its wholly-owned subsidiaries, Georgetown Bancorp, Inc., Georgetown, Kentucky, Citizens Deposit Bank & Trust, Vanceburg, Kentucky, Bank of Germantown, Germantown, Kentucky and Citizens Bank, Sharpsburg, Kentucky. In addition, the Company has a data processing service subsidiary, Premier Data Services, Inc., Vanceburg, Kentucky. All material intercompany transactions and balances have been eliminated.

NOTE 2 - PENDING ACQUISITION

         On March 4, 1996, the Company entered into an Agreement and Plan of Share Exchange with Farmers Deposit Bancorp, Eminence, Kentucky (Eminence), a one-bank holding company owning all of the shares of Farmers Deposit Bank.
Under the Share Exchange Agreement, the Company will acquire all of the outstanding shares of Eminence in a statutory share exchange in exchange for $1,035 cash per share, or an aggregate cash purchase price of $12,549,375. Following consummation of the share exchange, Eminence will be a wholly owned subsidiary of the Company and the Eminence Bank will be an indirect wholly-owned subsidiary of the Company.

         At March 31, 1996, Eminence had consolidated total assets of $104.6 million (including net loans of $80.7 million), consolidated total liabilities of $97.3 million (including total deposits of $85.8 million and long-term debt of $2 million) and consolidated total shareholders' equity of $7.3 million.

NOTE 3 - INVESTMENT SECURITIES

         Amortized cost and fair value of investment securities, by category, at March 31, 1996 are summarized as follows:


                                                            AMORTIZED          UNREALIZED         UNREALIZED               FAIR
                                                               COST               GAINS             LOSSES                VALUE
Available for sale:
  U. S. Treasury securities                                 $    2,950        $          6       $        (13)          $    2,943
  U. S. agency securities                                       14,416                   0               (195)              14,221
  Preferred  stock                                               2,000                   0                  0                2,000
  Other equity securities                                          900                   0               (107)                 793
                                                            ----------        ------------       ------------           ----------
     Total available for sale                               $   20,266        $          6       $       (315)          $   19,957

Held to maturity:
  Obligations of states and political
    subdivisions                                            $    6,456        $         72       $        (75)          $    6,453
  U. S. agency securities                                        1,800                   0                (31)               1,769
  Other securities                                                 312                   0                  0                  312
                                                            ----------        ------------       ------------           ----------
     Total held to maturity                                 $    8,568        $         72       $       (106)          $    8,534

                PREMIER FINANCIAL BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - INVESTMENT SECURITIES (CONTINUED)

         Amortized cost and fair value of investment securities, by category, at December 31, 1995 are summarized as follows:

                                         AMORTIZED  UNREALIZED  UNREALIZED      FAIR
                                           COST        GAINS      LOSSES        VALUE
Available for sale:
 U. S. Treasury securities               $  2,547     $   10     $    (1)     $  2,556
 U. S. agency securities                   10,747         18        (101)       10,664
 Preferred stock                            2,000          0           0         2,000
 Other equity securities                      900          0         (81)          819
                                         --------     ------     -------      --------
  Total available for sale               $ 16,194     $   28     $  (183)     $ 16,039

Held to maturity:
 Obligations of states and political
  subdivisions                           $  6,348     $   86     $   (46)     $  6,388
 U. S. agency securities                    2,300          0         (41)        2,259
 Other securities                             242          1           0           243
                                         --------     ------     -------      --------
  Total held to maturity                 $  8,890     $   87     $   (87)     $  8,890

NOTE 4 - LOANS

     Major classifications of loans are summarized as follows:


                                             MARCH 31   DECEMBER 31
                                               1996        1995
                                                (IN THOUSANDS)
     Commercial                              $ 57,401     $ 57,246
     Real estate construction                   1,060        2,119
     Real estate mortgage                      34,903       32,678
     Agricultural                               5,372        5,216
     Consumer                                  16,768       16,087
     Other                                        356          429
                                             --------     --------
                                             $115,860     $113,775
     Unearned interest                           (833)        (711)
     Allowance for loan losses                 (1,790)      (1,735)
                                             --------     --------
                                             $113,237     $111,329

                PREMIER FINANCIAL BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - ALLOWANCE FOR LOAN LOSSES

         Changes in the allowance for loan losses are as follows:

                                                    THREE MONTHS ENDED
                                                   MARCH 31      MARCH 31
                                                     1996          1995
         Balance, beginning of period               $ 1,735       $ 886
         Net charge-offs                                (18)         (7)
         Provision for loan losses                       73          17
                                                    -------       -----
         Balance, end of period                     $ 1,790       $ 896

NOTE 6 - INITIAL PUBLIC OFFERING

         On May 10, 1996, the Securities and Exchange Commission declared effective the Company's Form S-1 Registration Statement (Registration No. 333-1702) registering the sale of 2,000,000 Common Shares (excluding the underwriters' overallotment option of 300,000 shares) at an offering price per share between $11 and $14. The Company anticipates completion of this offering by June 15, 1996. The net proceeds will be used to fund the acquisition of Farmers Deposit Bancorp, Eminence, Kentucky, discharge existing debt and for general corporate purposes.
                                                                          Page 8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       A.   Financial Condition

       Net income for the three months ended March 31, 1996 was $498,000 or $0.26 per share, in comparison to $394,000 or $0.21 per share for the three months ended March 31, 1995. This 26% increase in net income was primarily due to a $392,000 increase in net interest income, reflecting primarily growth of $38,298,000 in average interest-earning assets. The acquisition of the Sharpsburg Bank on November 1, 1995 for cash in a transaction accounted for as a purchase and the continued growth of the Company resulted in an increase in average loans of $31,007,000 for the three months ended March 31, 1996 compared to the same period of 1995. The net interest margin was 5.19% for the first quarter of 1996 compared to a 5.47% net interest margin earned during the same period of 1995, and is comparable to the net interest margin of 5.23% earned for the full year 1995. The return on average stockholders' equity and return on average assets were 17.65% and 1.27%, respectively, for the three months ended March 31, 1996 compared to 16.17% and 1.36%, respectively, for the same period in 1995.

       Non-interest income increased $182,000 to $319,000 for the first three months of 1996 compared to $137,000 for the first three months of 1995. The increase is attributable to the growth and expansion of the Company's business and its customer base. In addition, a $50,000 fee was received during the first three months of 1996 in connection with an exchange of an investment in preferred stock. The acquisition of the Sharpsburg Bank contributed $24,000 to the increase in non-interest income.

       Non-interest expenses were $1,397,000 or 3.56% of average assets on an annualized basis during the first quarter of 1996 compared to $1,089,000 or 3.75% of average assets during the same period of 1995. This increase in the amount of non-interest expense was largely due to expansion of the Company's operations. The operations of the Sharpsburg Bank added $131,000 to non-interest expense during the first quarter of 1996.

       Income tax expense was $172,000 for the first quarter of 1996 compared to $66,000 for the first quarter of 1995. Income tax expense for 1996 was higher than that of 1995 due primarily to higher income before taxes in 1996. The lower income tax expense in the 1995 period is also due to the reduction of the valuation allowance for deferred tax assets by approximately $15,000 at the Georgetown Bank.

       The provision for possible loan losses and net chargeoffs were $73,000 and $18,000, respectively, for the first quarter of 1996, compared to $17,000 and $7,000, respectively, for the first quarter of 1995. Total nonperforming loans were $1,197,000 at March 31, 1996 compared to $1,048,000 at December 31, 1995.

       Any loans classified by regulatory examiners as loss, doubtful, substan-dard, or special mention that have not been disclosed under Item III of Industry Guide 3 do not (1) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (2) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of borrowers to comply with the loan repayment terms. The Company is unaware of any trends, events, uncertainties or current recommen-dations by regulatory authorities that will have, or that are reasonably likely to have a material effect.

       B.   Liquidity

       Liquidity for a financial institution can be expressed in terms of maintaining sufficient cash flows to meet both existing and unplanned obliga-tions in a cost effective manner. Adequate liquidity allows the Company to meet the demands of both the borrower and the depositor on a timely basis, as well as pursuing other business opportunities as they arise. Thus, liquidity management embodies both an asset and liability aspect. In order to provide for funds on a current and long-term basis, the Corporation primarily relies on the following sources:

       1. Core deposits consisting of both consumer and commercial deposits and certificates of deposit of $100,000 or more.

       2.   Cash flow generated by repayment of loans and interest.

       3. Arrangements with correspondent banks for purchase of unsecured federal funds.

       4. The sale of securities under repurchase agreements and borrowing from the Federal Home Loan Bank.

       5.   Maintenance of an adequate available-for-sale security portfolio.

       The cash flow statements for the periods presented in the financial statements provide an indication of the Company's sources and uses of cash as well as an indication of the ability of the Company to maintain an adequate level of liquidity.

       C.   Capital

       On January 19, 1996, the Board of Directors approved a 2-for-1 stock split payable March 29, 1996 in the form of a share dividend to shareholders of record on February 22, 1996, thus, all per share information in this filing has been adjusted for the stock split. Additionally, on March 15, 1996, the shareholders approved an amendment to the Company's articles of incorporation that increased the number of Common Shares authorized from 1,800,000 to 10,000,000, eliminated the $1.00 par value per share relating to Common Shares and authorized 1,000,000 preferred shares, without par value.

       On January 19, 1996, the Board of Directors adopted, and on March 15, 1996 the Company's shareholders approved, the Premier Financial Bancorp, Inc. 1996 Employee Stock Ownership Incentive Plan, whereby certain employees of the Company are eligible to receive stock options under the Plan. A maximum of 100,000 shares of the Company's common stock (adjusted for the 2-for-1 stock split payable March 29, 1996) may be issued through exercises of these stock options. The option price is the fair market value of the Company's shares at the date of the grant.

       The Company also declared a first quarter dividend of $.125 per share, or $238,636, payable March 31, 1996 to shareholders of record as of March 20, 1996.

         On May 10, 1996, the Securities and Exchange Commission declared effective the Company's Form S-1 Registration Statement (Registration No. 333-1702) registering the sale of 2,000,000 Common Shares (excluding the underwriters' overallotment option of 300,000 shares) at an offering price per share between $11 and $14. The Company anticipates completion of this offering by June 15, 1996. The net proceeds will be used to fund the acquisition of Farmers Deposit Bancorp, Eminence, Kentucky, discharge existing debt and for general corporate purposes.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                       None

Item 2.  Changes in Securities                                   None

Item 3.  Defaults Upon Senior Securities                         None

Item 4.  Submission of Matters to a vote of Security
          Holders

          On March 15, 1996, the 1996 Annual Meeting of Shareholders of the Company was held. At the 1996 Annual Meeting, the following nominees were elected to the Board of Directors of the Company, to serve until their successors are elected and qualified, with each nominee receiving 880,396 votes in favor of election and no votes against or withheld (including abstentions and broker non-votes) with respect to such election:

                            Toney K. Adkins
                            Gardner E. Daniel
                            Helen S. Fisher
                            E.V. Holder, Jr.
                            Wilbur M. Jenkins
                            J. Howell Kelly
                            Benjamin T. Pugh
                            Marshall T. Reynolds

         The shareholders at the 1996 Annual Meeting also approved the following matters, with 880,396 votes cast in favor of each matter, and no votes cast against or withheld (including abstentions and broker non-votes) with respect to such matter:

 1. Approval of an amendment to Article IV of the Articles of Incorporation to provide that the authorized capital stock shall consist of 10,000,000 Common Shares, without par value, and 1,000,000 Preferred Shares, without par value;

 2. Approval of the Premier Financial Bancorp, Inc. 1996 Employee Stock Ownership Incentive Plan;

 3. The ratification of the appointment of Eskew & Gresham PSC as the Company's independent accountants for the 1996 fiscal year.

Item 5.  Other Information                                       None

Item 6.  Exhibits and Reports on Form 8-K
 (a) Exhibits

Exhibit No.                    Description of Document
- - ----------                     -----------------------
   3                           Articles of Amendment to Articles of
                               Incorporation effective March 15, 1996 re:
                               amendment to Article IV (included as Exhibit
                               3.2 of the Company's Amendment No. 1 to Form S-1 filed on March 25, 1996 with the Commission
                               (Registration No. 333-1702) and incorporated herein by reference).

  10 Premier Financial Bancorp, Inc. 1996 Employee Stock Ownership Incentive Plan (included as
                               Exhibit 10.6 of the Company's  Registration
                               Statement on Form S-1 filed on February 28, 1996 with the Commission (Registration No. 333-1702) and incorporated herein by reference).

  27                           Financial Data Schedule

(b) Reports on Form 8-K

          During the quarter for which this report is filed, the Company filed the following Current Reports on Form 8-K:

 1. A Current Report on Form 8-K dated February 16, 1996 regarding the Company's completion of a share exchange transaction with Citizens Bank, Sharpsburg, Kentucky, and a merger transaction with Georgetown Bancorp, Inc., Georgetown, Kentucky, and a change in the Company's independent accountants;

 2. An Amendment No. 1 to the above Form 8-K dated March 8, 1996, providing certain audited financial information on Citizens Bank, Sharpsburg, Kentucky;

 3. A Current Report on Form 8-K dated March 6, 1996, regarding the Company's execution of a definitive Agreement and Plan of Share Exchange with Farmers Deposit Bancorp, Eminence, Kentucky.

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PREMIER FINANCIAL BANCORP, INC.



Date: May 15, 1996                      /s/ Marshall T. Reynolds
                                        ___________________________________
                                        Marshall T. Reynolds
                                        Chairman of the Board



Date: May 15, 1996                      /s/ J. Howell Kelly
                                        ___________________________________
                                        J. Howell Kelly
                                        President & Chief Executive Officer
                                        and Principal Financial Officer