Form 10-Q
period 1996-06-30
PREMIER FINANCIAL BANCORP INC
filed 1996-08-13
CIK 887919

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended June 30, 1996

                                          or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

               For the transition period from            to
                                          ------------   ------------
                            Commission file number 0-20908

                           PREMIER FINANCIAL BANCORP, INC.
                (Exact name of registrant as specified in its charter)

           KENTUCKY                         61-1206757
(State or other jurisdiction of             (I.R.S. Employer
  incorporation or organization)             Identification No.)

    120 N. HAMILTON STREET
    GEORGETOWN, KENTUCKY                     40324
(address of principal executive officer)    (Zip Code)

    Registrant's telephone number           (502) 863-7500

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to filing
requirements for the past 90 days.  Yes   X     No
                                        ------     ---------

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

    Common stock - 4,209,090 shares outstanding at August 9, 1996

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

    Index to consolidated financial statements:


         Consolidated Balance Sheets.................................3
         Consolidated Statements of Income...........................4
         Consolidated Statements of Cash Flows.......................5
         Notes to Consolidated Financial Statements..................6

                   PREMIER FINANCIAL BANCORP, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                    (IN THOUSANDS)

                                                           June 30        December 31
                                                            1996             1995
                                                         (Unaudited)          (*)
    ASSETS
Cash and due from banks                                 $     4,785     $     6,340
Federal funds sold                                            4,840           6,340
Investment securities:
  Available for sale                                         32,305          16,039
  Held to maturity                                            8,630           8,890
Loans                                                   $   125,306     $   113,775
  Less:  Unearned interest                                     (788)           (711)
         Allowance for loan losses                           (1,871)         (1,735)
                                                        -----------     -----------
  Net loans                                             $   122,647     $   111,329
Premises and equipment, net                                   2,351           2,129
Other assets                                                  4,244           4,408
                                                        -----------     -----------

TOTAL ASSETS                                            $   179,802     $   155,475

   LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Non-interest bearing                                  $    14,854     $    16,001
  Time deposits, $100,000 and over                           20,329          20,237
  Other interest bearing                                    103,424         100,009
                                                        -----------     -----------
     Total deposits                                     $   138,607     $   136,247

Agreements to repurchase securities                             424             747
Federal Home Loan Bank advances                                 755             755
Other liabilities                                             1,421           1,511
Debt                                                              0           5,000
                                                        -----------     -----------
    Total liabilities                                   $   141,207     $   144,260

STOCKHOLDERS' EQUITY:
  Preferred stock, no par value; 1,000,000 shares
    authorized; none issued or outstanding              $         0     $         0
  Common stock, no par value; 10,000,000 shares
    authorized; 4,209,090 shares at June 30, 1996 and
    954,545 shares at December 31, 1995, respectively
    issued and outstanding                                      978             955
  Surplus                                                    33,000           5,897
  Retained earnings                                           4,973           4,493
  Net unrealized losses on securities available for sale       (356)           (130)
                                                        -----------     -----------
      Total stockholders' equity                        $    38,595     $    11,215

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $   179,802     $   155,475

           See accompanying notes to the consolidated financial statements.

*Derived from audited financial statements.
                                                                          Page 3

                   PREMIER FINANCIAL BANCORP, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME
                                    (IN THOUSANDS)
                                     (UNAUDITED)

                                           Three Months Ended       Six Months Ended
                                           June 30     June 30     June 30     June 30
                                            1996        1995        1996        1995
INTEREST INCOME:
  Loans, including fees                 $   3,180   $   2,269   $   6,129   $   4,328
  Investment securities -
    Taxable                                   441         221         754         449
    Tax-exempt                                 83          72         167         140
  Federal funds sold and other                 52          47         180         143
                                        ---------   ---------   ---------   ---------
    Total interest income               $   3,756   $   2,609   $   7,230   $   5,060

INTEREST EXPENSE:
  Deposits                              $   1,553   $   1,108   $   3,082   $   2,086
  Debt and other borrowings                    43          46         167          90
                                        ---------   ---------   ---------   ---------
     Total interest expense             $   1,596   $   1,154   $   3,249   $   2,176

Net interest income                     $   2,160   $   1,455   $   3,981   $   2,884
Provision for possible loan losses            116          11         188          28
                                        ---------   ---------   ---------   ---------
Net interest income after provision
 for possible loan losses               $   2,044   $   1,444   $   3,793   $   2,856

NON-INTEREST INCOME:
  Service charges                       $     177   $     127   $     324   $     232
  Insurance commissions                        89          33         133          68
  Investment securities gains (losses)          0          17           0          (8)
  Other                                        68          29         195          51
                                        ---------   ---------   ---------   ---------
                                        $     334   $     206   $     652   $     343
NON-INTEREST EXPENSES:
  Salaries and employee benefits        $     675   $     546   $   1,492   $   1,151
  Occupancy and equipment expenses            156         151         284         302
  FDIC insurance                                9          57          22         114
  Other expenses                              471         303         910         580
                                        ---------   ---------   ---------   ---------
                                        $   1,311   $   1,057   $   2,708   $   2,147

Income before income taxes              $   1,067   $     593   $   1,737   $   1,052

Provision for income taxes                    320          63         492         129
                                        ---------   ---------   ---------   ---------

NET INCOME                              $     747   $     530   $   1,245   $     923

Primary earnings per share              $    0.27   $    0.28   $    0.53   $    0.48
Fully diluted earnings per share        $    0.27   $    0.28   $    0.53   $    0.48
Weighted average shares outstanding         2,802       1,909       2,356       1,903

           See accompanying notes to the consolidated financial statements.

                   PREMIER FINANCIAL BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (IN THOUSANDS)
                                     (UNAUDITED)

                                                                           Six Months Ended
                                                                        June 30         June 30
                                                                         1996            1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                          $   1,245      $     923
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                          101             98
     Provision for loan losses                                              188             28
     Investment securities losses (gains), net                                0              8
   Changes in:
       Other assets                                                         245           (512)
       Other liabilities                                                    (90)            73
                                                                      ---------      ---------
          Net cash provided by operating activities                   $   1,689      $     618

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of securities available for sale                          $ (20,730)     $  (1,193)
  Proceeds from sales of securities available for sale                        0          4,372
  Proceeds from maturities of securities available for sale               4,150              0
  Purchases of investment securities held to maturity                      (788)        (4,115)
  Proceeds from maturities of securities held to maturity                 1,045            925
  Net change in federal funds sold                                        1,500          2,840
  Net change in loans                                                   (11,506)        (7,191)
  Purchases of bank premises and equipment                                 (312)        (1,075)
                                                                      ---------      ---------
     Net cash used in investing activities                            $ (26,641)     $  (5,437)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in deposits                                              $   2,360      $   3,068
  Net change in agreements to repurchase securities                        (323)             0
  Advances from Federal Home Loan Bank                                        0             50
  Proceeds from debt                                                          0          1,500
  Repayment of debt                                                      (5,000)             0
  Net proceeds from issuance of common stock                             27,125              0
  Dividends paid                                                           (765)          (382)
                                                                      ---------      ---------
    Net cash provided by financing activities                         $  23,397      $   4,236

Net decrease in cash and cash equivalents                             $  (1,555)     $    (583)

Cash and cash equivalents at beginning of period                          6,340          5,066
                                                                      ---------      ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $   4,785      $   4,483

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

NOTE 2 - BUSINESS COMBINATION

    Effective July 1, 1996, the Company consummated an Agreement and Plan of Share Exchange with Farmers Deposit Bancorp, Eminence, Kentucky (Eminence), a one-bank holding company owning all of the shares of Farmers Deposit Bank.
Under the Share Exchange Agreement, the Company acquired all of the outstanding shares of Eminence in a statutory share exchange in exchange for $1,035 cash per share, or an aggregate cash purchase price of $12,549,375. Following consummation of the share exchange, Eminence will be a wholly owned subsidiary of the Company and the Eminence Bank will be an indirect wholly-owned subsidiary of the Company.

    At June 30, 1996, Eminence had consolidated total assets of $107 million (including net loans of $82 million), consolidated total liabilities of $100 million (including total deposits of $87 million) and consolidated total shareholders' equity of $7 million. Eminence recorded net interest income of $3,487,000 and net income of $1,022,000 for the year ended December 31, 1995 and net interest income of $1,728,000 and net income of $38,000 for the six months ended June 30, 1996.

NOTE 3 - INVESTMENT SECURITIES

    Amortized cost and fair value of investment securities, by category, at June 30, 1996 are summarized as follows:

                                            AMORTIZED      UNREALIZED     UNREALIZED        FAIR
                                              COST            GAINS         LOSSES          VALUE
Available for sale:
  U. S. Treasury securities                $    15,943     $        2     $      (17)    $   15,928
  U. S. agency securities                       13,937              8           (344)        13,601
  Preferred  stock                               2,000              0              0          2,000
  Other equity securities                          900              0           (124)           776
                                           -----------     ----------     ----------     ----------
     Total available for sale              $    32,780     $       10     $     (485)    $   32,305

Held to maturity:
  Obligations of states and political
    subdivisions                           $     6,484     $       48     $     (141)     $   6,391
  U. S. agency securities                        1,800              0            (27)         1,773
  Other securities                                 346              0              0            346
                                           -----------     ----------     ----------     ----------
     Total held to maturity                $     8,630     $       48     $     (168)     $   8,510

                   PREMIER FINANCIAL BANCORP, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - INVESTMENT SECURITIES (CONTINUED)

    Amortized cost and fair value of investment securities, by category, at December 31, 1995 are summarized as follows:

                                             AMORTIZED     UNREALIZED     UNREALIZED        FAIR
                                                COST          GAINS         LOSSES          VALUE
Available for sale:
  U. S. Treasury securities                 $    2,547     $       10     $       (1)    $    2,556
  U. S. agency securities                       10,747             18           (101)        10,664
  Preferred  stock                               2,000              0              0          2,000
  Other equity securities                          900              0            (81)           819
                                            ----------     ----------     ----------     ----------
     Total available for sale               $   16,194     $       28     $     (183)    $   16,039

Held to maturity:
  Obligations of states and political
    subdivisions                            $    6,348     $       86     $      (46)    $    6,388
  U. S. agency securities                        2,300              0            (41)         2,259
  Other securities                                 242              1              0            243
                                            ----------     ----------     ----------     ----------
     Total held to maturity                 $    8,890     $       87     $      (87)    $    8,890

NOTE 4 - ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses are as follows:

                                               THREE MONTHS ENDED             SIX MONTHS ENDED
                                             JUNE 30        JUNE 30        JUNE 30        JUNE 30
                                               1996           1995           1996           1995

Balance, beginning of period                $    1,790     $      896     $    1,735      $     886
Net charge-offs                                    (35)            (2)           (52)            (9)
Provision for loan losses                          116             11            188             28
                                            ----------     ----------     ----------     ----------
Balance, end of period                      $    1,871     $      905     $    1,871      $     905

NOTE 5 - INITIAL PUBLIC OFFERING

    On May 22, 1996, the Company completed its initial public offering by selling 2,000,000 common shares at an offering price of $13.00 per share and on June 19, 1996, the Company completed the sale of an additional 300,000 common shares (which represented the Underwriters' over-allotment option) at a price of $13.00 per share. Total proceeds to the Company, net of the underwriting discount and issuance costs, were $27,125,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    A.   Financial Condition and Results of Operations

    Net income for the six months ended June 30, 1996 of $1,245,000 or $.53 per share was 35% higher than the $923,000 or $.48 per share recorded for the same period in 1995. This increase was due largely to the increase of $1,097,000 in net interest income reflecting the growth in the average assets of the Company of approximately $43,000,000 to $161,500,000 compared to $118,500,000 for the same period in 1995. The growth in average assets was primarily the result of the acquisition of Citizens Bank of Sharpsburg in November, 1995, the issuance of 2,300,000 additional common shares near the end of the second quarter of 1996, and the continued growth of the Company's other banks. For the three months ended June 30, 1996, net income totaled $747,000 or $.27 per share compared to $530,000 or $.28 per share for the same period in 1995. The lower earnings per share figure occurred primarily as a result of the sale of the additional shares during the quarter, the proceeds from which were invested in short term investments pending the completion of the acquisition of Farmers Deposit Bancorp which was effected on July 1, 1996. The net interest margin for the six months ended June 30, 1996 was 5.40% compared to 5.34% for the first six months of 1995. The return on average shareholders' equity and return on average assets were 14.7% and 1.54%, respectively, for the six months ended June 30, 1996, compared to 17.55% and 1.55%, respectively for the same period in 1995.

    Non-interest income increased $309,000 to $652,000 for the first six months of 1996 compared to $343,000 for the first six months of 1995. Non-interest income increased $128,000 to $334,000 for the three months ended June 30, 1996 compared to $206,000 for the same period in 1995. The increases are attributed to the growth and expansion of the Company's business and its customer base, including higher insurance commissions, income from the sale of loans and an overall increase in service charges. In addition, a $50,000 fee was received during the first three months of 1996 in connection with an exchange of an investment in preferred stock. The acquisition of the Sharpsburg Bank contributed $24,000 and $67,000 to the increase in non-interest income for the three and six month period ended June 30, 1996, respectively.

    Non-interest expenses were $2,708,000 or 3.35% of average assets on an annualized basis during the first six months of 1996 compared to $2,147,000 or 3.61% of average assets during the same period of 1995. Non-interest expenses increased $254,000 during the three months ended June 30, 1996 to $1,311,000 compared to $1,057,000 for the three months ended June 30, 1995. Salaries and employee benefits increased from $546,000 and $1,151,000 for the three and six months ended June 30, 1995, respectively, to $675,000 and $1,492,000 for the three and six months ended June 30, 1996, respectively. Also increasing were other operating expenses from $303,000 and $580,000 for the three and six months ended June 30, 1995 to $471,000 and $910,000 for the same periods in 1996.
These increases are reflective of the increase in full-time equivalent employees and the expenses associated with a 36% increase in total consolidated assets during these periods. These increases, however, were partially offset by a slight decrease in occupancy expenses and a substantial reduction in FDIC insurance. The operations of the Sharpsburg Bank added $138,000 and $269,000 to total non-interest expenses for the three and six months ended June 30, 1996, respectively.

    The provision for possible loan losses increased from $11,000 to $116,000 for the three months ended June 30, 1996 compared to 1995 and from $28,000 to $188,000 for the first six months of 1996 compared to 1995. These increases for possible loan losses are in line with the increase in average loans outstanding from $84,894,000 for the six months ended June 30, 1995 to $118,791,000 for the six months ended June 30, 1996. The allowance for loan losses at June 30, 1996 of $1,871,000 represented 1.50% of total loans outstanding.

    Income before income taxes for the six months ended June 30, 1996 of $1,737,000 was $685,000 or 65% above last years $1,052,000. The provision for income taxes of $492,000 represented a tax rate of 28% versus $129,000 or a 12% tax rate in 1995. The lower tax rate in 1995 was largely as a result of the reduction in the valuation allowance for deferred tax assets at the Georgetown Bank.

    B.   Liquidity

    Liquidity for a financial institution can be expressed in terms of maintaining sufficient cash flows to meet both existing and unplanned obligations in a cost effective manner. Adequate liquidity allows the Company to meet the demands of both the borrower and the depositor on a timely basis, as well as pursuing other business opportunities as they arise. Thus, liquidity management embodies both an asset and liability aspect. In order to provide for funds on a current and long-term basis, the Company primarily relies on the following sources:

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

    Additional liquidity was provided during the three months ended June 30, 1996 from the sale of 2,300,000 additional shares of the Company's common stock.

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

    On May 22, 1996, the Company issued 2,000,000 additional common shares in a public offering at $13.00 per share. After underwriting commissions of $1,820,000 and expenses of $682,000, the Company realized net proceeds of $23,498,000. On June 19, 1996, the underwriters exercised an overallotment option and an additional 300,000 were issued with the Company receiving net proceeds of $3,627,000 after underwriting commissions of $273,000. The total net proceeds from the issuance of the 2,300,000 common shares were $27,125,000. Proceeds of $5,000,000 were used to repay existing Company debt, $12,550,000 was used to acquire Farmers Deposit Bancorp, Eminence, Kentucky, and an additional $1,850,000 was used to repay Farmers Deposit Bancorp's existing debt. The remaining proceeds may be used by the Company to provide additional capital to its existing banks, for possible future acquisitions or for general corporate purposes.

    At June 30, 1996, total capital of $38,595,000 equaled 21.47% of total consolidated assets. After giving effect to the acquisition of Farmers Deposit Bancorp on July 1, 1996, total capital represented 13.45% of total consolidated assets of approximately $287,000,000.

    The Company declared a first quarter dividend of $.125 per share, or $238,636, payable March 31, 1996 to shareholders of record as of March 20, 1996 and a second quarter dividend of $.125 per share, or $526,136 payable June 30, 1996 to shareholders of record as of June 20, 1996.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                           None

Item 2.  Changes in Securities

         The Company issued an additional 2,300,000 common shares in a public offering during the three months ended June 30, 1996 (see Note 5 to the consolidated financial statements)


Item 3.  Defaults Upon Senior Securities                             None

Item 4.   Submission of Matters to a vote of Security
               Holders                                               None

Item 5.   Other Information                                          None

Item 6.   Exhibits and Reports on Form 8-K

         (a)  Exhibits

         Exhibit No.                             Description of Document

             27                             Financial Data Schedule

             99 Current Report on Form 8-K filed with the Commission on July 11, 1996 is incorporated herein by reference (regarding completion of the Company's share exchange transaction with Farmers Deposit Bancorp, Eminence, Kentucky)

         (b)  Reports on Form 8-K           Current Report on Form 8-K filed
                                            with the Commission on July 11,
                                            1996 is incorporated herein by
                                            reference (regarding completion
                                            of the Company's share exchange
                                            transaction with Farmers Deposit
                                            Bancorp, Eminence, Kentucky)

                                      SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PREMIER FINANCIAL BANCORP, INC.



Date:  August 12, 1996                 /s/ Marshall T. ReynoldS
                                        -------------------------------
                                       Marshall T. Reynolds
                                       Chairman of the Board



Date:  August 12, 1996                 /s/ J. Howell Kelly
                                        -------------------------------
                                       J. Howell Kelly
                                       President & Chief Executive Officer