Form 10-Q
period 1996-09-30
PREMIER FINANCIAL BANCORP INC
filed 1996-11-14
CIK 887919

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 1996

                                      or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________ to ___________

                         Commission file number 0-20908


                         PREMIER FINANCIAL BANCORP, INC.
             (Exact name of registrant as specified in its charter)

               KENTUCKY                                        61-1206757
   (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                         Identification No.)

        120 N. HAMILTON STREET
         GEORGETOWN, KENTUCKY                                     40324
(address of principal executive officer)                        (Zip Code)

       Registrant's telephone number                           (502) 863-7500

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to
filing requirements for the past 90 days.  Yes   X     No
                                              ------      ------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

     Common stock - 4,209,090 shares outstanding at November 13, 1996.

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

     Index to consolidated financial statements:

          Consolidated Balance Sheets................................... 3
          Consolidated Statements of Income............................. 4
          Consolidated Statements of Cash Flows......................... 5
          Notes to Consolidated Financial Statements.................... 6

               PREMIER FINANCIAL BANCORP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                                               September 30  December 31
                                                                   1996         1995
                                                                (Unaudited)      (*)
    ASSETS

Cash and due from banks                                          $  7,314     $  6,340
Federal funds sold                                                  7,650        6,340
Investment securities:
  Available for sale                                               23,918       16,039
  Held to maturity                                                 21,426        8,890
Loans                                                            $215,169     $113,775
  Less:  Unearned interest                                         (2,095)        (711)
         Allowance for loan losses                                 (2,593)      (1,735)
                                                                 --------     --------
  Net loans                                                      $210,481     $111,329
Premises and equipment, net                                         3,477        2,129
Excess of cost over net assets acquired (net of
  accumulated amortization of $103 and $3, respectively)            5,629          248
Other assets                                                        6,800        4,160
                                                                 --------     --------
TOTAL ASSETS                                                     $286,695     $155,475

   LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Non-interest bearing                                           $ 23,327     $ 16,001
  Time deposits, $100,000 and over                                 41,909       20,237
  Other interest bearing                                          168,812      100,009
                                                                 --------     --------
    Total deposits                                               $234,048     $136,247

Agreements to repurchase securities                                 6,163          747
Federal Home Loan Bank advances                                     4,611          755
Other liabilities                                                   2,719        1,511
Debt                                                                    0        5,000
                                                                 --------     --------
    Total liabilities                                            $247,541     $144,260

STOCKHOLDERS' EQUITY:
  Preferred stock, no par value; 1,000,000 shares
    authorized; none issued or outstanding                       $      0     $      0
  Common stock, no par value; 10,000,000 shares
    authorized; 4,209,090 shares at September 30, 1996
    and 954,545 shares at December 31, 1995, respectively,
    issued and outstanding                                            978          955
  Surplus                                                          32,951        5,897
  Retained earnings                                                 5,500        4,493
  Net unrealized losses on securities available for sale, net        (275)        (130)
                                                                 --------     --------
    Total stockholders' equity                                   $ 39,154     $ 11,215

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $286,695     $155,475

       See accompanying notes to the consolidated financial statements. *Derived from audited financial statements.
                                                                         Page 3

               PREMIER FINANCIAL BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                                (IN THOUSANDS)
                                 (UNAUDITED)

                                                     Three Months Ended           Nine Months Ended
                                                 September 30  September 30   September 30  September 30
                                                     1996         1995           1996          1995
INTEREST INCOME:
  Loans, including fees                             $5,292       $2,380        $11,421        $6,708
  Investment securities -
    Taxable                                            526          254          1,280           703
    Tax-exempt                                         174           73            341           213
  Federal funds sold and other                         117           73            297           216
                                                    ------       ------        -------        ------
    Total interest income                           $6,109       $2,780        $13,339        $7,840
INTEREST EXPENSE:
  Deposits                                          $2,574       $1,201        $ 5,656        $3,287
  Debt and other borrowings                            187          110            354           200
                                                    ------       ------        -------        ------
    Total interest expense                          $2,761       $1,311        $ 6,010        $3,487

Net interest income                                 $3,348       $1,469        $ 7,329        $4,353
Provision for possible loan losses                    (159)         (20)          (347)          (48)
                                                    ------       ------        -------        ------
Net interest income after provision
 for possible loan losses                           $3,189       $1,449        $ 6,982        $4,305
NON-INTEREST INCOME:
  Service charges                                   $  219       $  160        $   543        $  392
  Insurance commissions                                 83           54            216           122
  Investment securities gains (losses)                   2            2              2            (6)
  Other                                                 90           41            285            92
                                                    ------       ------        -------        ------
                                                    $  394       $  257        $ 1,046        $  600
NON-INTEREST EXPENSES:
  Salaries and employee benefits                    $1,093       $  565        $ 2,585        $1,716
  Occupancy and equipment expenses                     255          152            539           454
  Other expenses                                       676          308          1,608         1,002
                                                    ------       ------        -------        ------
                                                    $2,024       $1,025        $ 4,732        $3,172

Income before income taxes                          $1,559       $  681        $ 3,296        $1,733

Provision for income taxes                             506          197            998           326
                                                    ------       ------        -------        ------
NET INCOME                                          $1,053       $  484        $ 2,298        $1,407

Primary earnings per share                          $ 0.25       $ 0.25        $  0.77        $ 0.74
Fully diluted earnings per share                    $ 0.25       $ 0.25        $  0.77        $ 0.74
Weighted average shares outstanding                  4,209        1,909          2,974         1,906

       See accompanying notes to the consolidated financial statements.

               PREMIER FINANCIAL BANCORP, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                 (UNAUDITED)

                                                                   Nine Months Ended
                                                               September 30   September 30
                                                                   1996           1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                     $  2,298       $  1,407
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                                     169            155
    Provision for loan losses                                         347             48
    Investment securities losses (gains), net                          (2)             6
  Changes in:
      Other assets                                                    (45)          (213)
      Other liabilities                                               862            187
                                                                 --------       --------
      Net cash provided by operating activities                  $  3,629       $  1,590

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of securities available for sale                     $(22,214)      $ (5,937)
  Proceeds from sales of securities available for sale             12,593          4,348
  Proceeds from maturities of securities available for sale         6,050              0
  Purchases of investment securities held to maturity              (1,221)        (4,434)
  Proceeds from maturities of securities held to maturity           2,077          2,995
  Net change in deposits at other financial institutions                0            274
  Net change in federal funds sold                                     40            (20)
  Net change in loans                                             (17,510)       (12,226)
  Purchases of bank premises and equipment                           (577)        (1,210)
  Proceeds from bank premises and equipment sold                        6              0
  Cash paid to purchase subsidiary, net of cash received          (12,427)             0
                                                                 --------       --------
     Net cash used in investing activities                       $(33,183)      $(16,210)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in deposits                                         $ 11,010       $ 11,941
  Net change in agreements to repurchase securities
    and federal funds purchased                                    (1,242)           774
  Net change in Federal Home Loan Bank advances                       (26)             0
  Proceeds from debt                                                    0          1,600
  Repayment of debt                                                (5,000)             0
  Net proceeds from issuance of common stock                       27,077              0
  Dividends paid                                                   (1,291)          (620)
                                                                 --------       --------
     Net cash provided by financing activities                   $ 30,528       $ 13,695

Net increase (decrease) in cash and cash equivalents             $    974       $   (925)

Cash and cash equivalents at beginning of period                    6,340          5,067
                                                                 --------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $  7,314       $  4,142

       See accompanying notes to the consolidated financial statements.

               PREMIER FINANCIAL BANCORP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Premier Financial Bancorp, Inc. (the Company) and its wholly-owned subsidiaries, Georgetown Bancorp, Inc., Georgetown, Kentucky, Citizens Deposit Bank & Trust, Vanceburg, Kentucky, Bank of Germantown, Germantown, Kentucky, Citizens Bank, Sharpsburg, Kentucky, and Farmers Deposit Bancorp, Eminence, Kentucky. In addition, the Company has a data processing service subsidiary, Premier Data Services, Inc., Vanceburg, Kentucky. All material intercompany transactions and balances have been eliminated.

NOTE 2 - BUSINESS COMBINATION

     Effective July 1, 1996, the Company consummated an Agreement and Plan of Share Exchange with Farmers Deposit Bancorp, Eminence, Kentucky (Eminence), a one-bank holding company owning all of the shares of Farmers Deposit Bank. Under the Share Exchange Agreement, the Company acquired all of the outstanding shares of Eminence for $1,035 cash per share. The total acquisition cost of $12,577,000 exceeded the fair value of net assets acquired by $5,400,000. The combination was accounted for as a purchase and the results of operations of Eminence are included in the consolidated financial statements from July 1, 1996.

     At June 30, 1996, Eminence had consolidated total assets of $107 million (including net loans of $82 million), consolidated total liabilities of $100 million (including total deposits of $87 million) and consolidated total shareholders' equity of $7 million. Eminence recorded net interest income of $3,487,000 and net income of $1,022,000 for the year ended December 31, 1995 and net interest income of $1,728,000 and net income of $138,000 for the six months ended June 30, 1996.

NOTE 3 - INVESTMENT SECURITIES

     Amortized cost and fair value of investment securities, by category, at September 30, 1996 are summarized as follows:

                                     AMORTIZED  UNREALIZED  UNREALIZED    FAIR
                                        COST      GAINS       LOSSES     VALUE
Available for sale:
  U. S. Treasury securities           $  4,952     $ 8        $ (14)    $ 4,946
  U. S. agency securities               14,787      10         (277)     14,520
  Obligations of states and
     political subdivisions              1,635      33            0       1,668
  Preferred  stock                       2,000       0            0       2,000
  Other equity securities                  900       0         (116)        784
                                       -------     ---        -----     -------
     Total available for sale          $24,274     $51        $(407)    $23,918

               PREMIER FINANCIAL BANCORP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


NOTE 3 - INVESTMENT SECURITIES (CONTINUED)



                                     AMORTIZED  UNREALIZED  UNREALIZED    FAIR
                                        COST      GAINS       LOSSES     VALUE

Held to maturity:
  U. S. Treasury securities           $  2,061    $  5        $ (18)    $ 2,048
  U. S. agency securities                6,567      20          (61)      6,526
  Obligations of states and
    political subdivisions              11,965     157          (89)     12,033
  Other securities                         833       0            0         833
                                       -------     ---        -----     -------
     Total held to maturity            $21,426    $182        $(168)    $21,440

     Amortized cost and fair value of investment securities, by category, at December 31, 1995 are summarized as follows:

                                     AMORTIZED  UNREALIZED  UNREALIZED    FAIR
                                        COST      GAINS       LOSSES     VALUE
Available for sale:
  U. S. Treasury securities           $ 2,547      $10        $  (1)    $ 2,556
  U. S. agency securities              10,747       18         (101)     10,664
  Preferred  stock                      2,000        0            0       2,000
  Other equity securities                 900        0          (81)        819
                                       -------     ---        -----     -------
     Total available for sale         $16,194      $28        $(183)    $16,039

Held to maturity:
  Obligations of states and
    political subdivisions            $ 6,348      $86        $ (46)    $ 6,388
  U. S. agency securities               2,300        0          (41)      2,259
  Other securities                        242        1            0         243
                                       -------     ---        -----     -------
     Total held to maturity           $ 8,890      $87        $ (87)    $ 8,890

               PREMIER FINANCIAL BANCORP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


NOTE 4 - LOANS

     Major classifications of loans are summarized as follows:

                                            SEPTEMBER 30    DECEMBER 31
                                                1996           1995
                                                   (IN THOUSANDS)

     Commercial                               $ 96,660       $ 57,246
     Real estate construction                    4,936          2,119
     Real estate mortgage                       61,164         32,678
     Agricultural                               12,027          5,216
     Consumer                                   40,230         16,087
     Other                                         152            429
                                              --------       --------
                                              $215,169       $113,775
     Unearned interest                          (2,095)          (711)
     Allowance for loan losses                  (2,593)        (1,735)
                                              --------       --------
                                              $210,481       $111,329

NOTE 5 - ALLOWANCE FOR LOAN LOSSES

     Changes in the allowance for loan losses are as follows:

                                       THREE MONTHS ENDED           NINE MONTHS ENDED
                                    SEPTEMBER 30  SEPTEMBER 30  SEPTEMBER 30  SEPTEMBER 30
                                        1996          1995          1996          1995
 Balance, beginning of period          $1,871          $905        $1,735         $886
  Reserve acquired through purchase
    of subsidiary                         812             0           812            0
  Net charge-offs                        (249)            5          (301)          (4)
Provision for loan losses                 159            20           347           48
                                       ------          ----        ------         ----
Balance, end of period                 $2,593          $930        $2,593         $930

NOTE 6 - INITIAL PUBLIC OFFERING

     On May 22, 1996, the Company completed its initial public offering by selling 2,000,000 common shares at an offering price of $13.00 per share and on June 19, 1996, the Company completed the sale of an additional 300,000 common shares (which represented the Underwriters' over-allotment option) at a price of $13.00 per share. Total proceeds to the Company, net of the underwriting discount and issuance costs, were $27,077,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     A.  Financial Condition and Results of Operations

     At September 30, 1996, the Company had total assets of $287 million, an increase of 84.7% from total assets of $155 million at December 31, 1995. This increase in total assets is primarily attributable to the acquisition of Farmers Deposit Bancorp, which had total assets of $107 million at July 1, 1996, the effective acquisition date. Financing for this acquisition was provided from the proceeds of $27.1 million from the public offering of the Company's common stock in May and June of 1996. Of the total offering proceeds, $12.5 million was paid to the former shareholders of Farmers Deposit Bancorp and $6.9 million was used for the repayment of debt including $1.9 million debt of Farmers Deposit Bancorp. The balance of the stock offering proceeds of $7.7 million is available for future acquisitions and to support the internal growth of the subsidiary banks.

     Total loans at September 30, 1996 were $213 million, representing an increase of 89.1% from total loans of $113 million at December 31, 1995. This increase was due to growth from the acquisition, as well as from each of the Company's other subsidiary banks' strong loan growth.

     Investment securities at September 30, 1996 totaled $45 million and equaled only 15.7% of total assets, which reflects management's emphasis on lending as the major component of earnings.

     In connection with the acquisition of Farmers Deposit Bancorp, the total acquisition cost of $12,577,000 exceeded the fair value of net assets acquired by approximately $5.4 million.

     Funding for the growth in total assets has been provided by an increase in total deposits of $98 million, including $91 million from the Eminence acquisition, to $234 million at September 30, 1996, an increase of 72.1% over the $136 million of total deposits at December 31, 1995. Additional funding during the nine months ended September 30, 1996 has come from increases in Federal Home Loan Bank advances of $3.9 million and securities sold under repurchase agreements of $5.4 million.

     At September 30, 1996, the Company had no debt outstanding as proceeds from the public stock offering were used to repay the $5 million in debt which was outstanding at December 31, 1995.

     Net income for the nine months ended September 30, 1996 of $2,298,000 or $.77 per share was 63.3% higher than the $1,407,000 or $.74 per share recorded for the same period in 1995. This increase was due largely to the increase of $2,976,000 in net interest income reflecting the growth in the average assets of the Company of approximately $75 million to $200 million compared to $125 million for the same period in 1995. The growth in average assets was primarily the result of the acquisition of Farmers Deposit Bancorp of Eminence, Kentucky, effective July 1, 1996, the acquisition of Citizens Bank of Sharpsburg, Kentucky, in November, 1995, the issuance of 2,300,000 additional common shares near the end of the second quarter of 1996, and the continued growth of the Company's other banks. For the three months ended September 30, 1996, net income totaled $1,053,000 compared to $484,000 for the same period in

1995. Net income was $.25 per share for both periods. The earnings per share amounts reflect the impact of the increase in weighted average number of shares outstanding from 1,909,000 to 4,209,000 for the three months ended September 30, 1995 and 1996, respectively, due to the issuance of additional common shares in the public offering. Net interest margin on a tax-equivalent basis of 4.93% remained strong in the three months ended September 30, 1996, although down from the 5.43% recorded for the nine months ended September 30, 1996. The return on average assets remained constant at 1.5% for the three and nine months ended September 30, 1996. The return on average equity was 12.7% for the nine months ended and 10.8% for the three months ended September 30, 1996. The decrease in return on average equity for the third quarter of 1996 is primarily attributable to the substantial increase in equity from the public offering proceeds received late in the second quarter of 1996.

     Non-interest income increased $446,000 to $1,046,000 for the first nine months of 1996 compared to $600,000 for the first nine months of 1995. Non-interest income increased $137,000 to $394,000 for the three months ended September 30, 1996 compared to $257,000 for the same period in 1995. The increases are attributed to the growth and expansion of the Company's business and its customer base, including higher insurance commissions, income from the sale of loans and an overall increase in service charges. In addition, a $50,000 fee was received during the first three months of 1996 in connection with an exchange of an investment in preferred stock. The acquisitions of the Eminence and Sharpsburg banks contributed $165,000 and $232,000 to the increase in non-interest income for the three and nine month periods ended September 30, 1996, respectively.

     Non-interest expenses were $4,732,000 or 3.14% of average assets on an annualized basis during the first nine months of 1996 compared to $3,172,000 or 3.38% of average assets during the same period of 1995. Non-interest expenses increased $999,000 during the three months ended September 30, 1996 to $2,024,000 compared to $1,025,000 for the three months ended September
30, 1995. Salaries and employee benefits increased from $565,000 and $1,716,000 for the three and nine months ended September 30, 1995, respectively, to $1,093,000 and $2,585,000 for the three and nine months ended September 30, 1996, respectively. Also increasing significantly were other operating expenses from $308,000 and $1,002,000 for the three and nine months ended September 30, 1995 to $676,000 and $1,608,000 for the same periods in 1996. These increases are reflective of the increase in full-time equivalent employees and the expenses associated with the increase in total consolidated assets during these periods. The operations of the Eminence and Sharpsburg banks added $699,000 and $968,000 to total non-interest expenses for the three and nine months ended September 30, 1996, respectively.

     The provision for possible loan losses increased from $20,000 to $159,000 for the three months ended September 30, 1996 compared to 1995 and from $48,000 to $347,000 for the first nine months of 1996 compared to 1995. These increases for possible loan losses are in line with the increase in average loans outstanding from $86,922,000 for the nine months ended September 30, 1995 to $147,630,000 for the nine months ended September 30, 1996. The allowance for loan losses at September 30, 1996 of $2,593,000 represented 1.22% of total loans outstanding.

     Income before income taxes for the nine months ended September 30, 1996 of $3,296,000 was $1,563,000 or 90% above last years $1,733,000. The provision for income taxes of $998,000 represented an effective tax rate of 30% versus $326,000 or a 19% tax rate in 1995. The lower tax rate in 1995 was largely as a result of the reduction in the valuation allowance for deferred tax assets at the Georgetown bank.

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

     4. The sale of securities under repurchase agreements and borrowings from the Federal Home Loan Bank.

     5.   Maintenance of an adequate available-for-sale security portfolio.

     At September 30, 1996, cash, federal funds sold, and securities available for sale, the primary sources of the Company's liquidity needs, totaled $38.9 million or 13.6% of total assets. In addition to these liquid assets, the Company's subsidiary banks maintain individual credit facilities to provide additional short-term borrowing availability if needed. Furthermore, certain of the Company's subsidiary banks have borrowing facilities with the Federal Home Loan Bank which provides matching funding for residential real estate loans.

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

     With the additional capital and strong earnings performance, the Company's capital totaled $39.2 million at September 30, 1996 and equaled 13.6% of assets. After deducting goodwill of $5.6 million, which was largely attributable to the Farmers Deposit Bancorp acquisition, tangible equity was 11.9% of assets.

     In each of the first three quarters of 1996, the Company has paid a cash dividend of $.125 per share. Total dividends through September 30, 1996 amounted to $1.3 million, compared to net income for the nine months of $2.3 million.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                 None

Item 2.  Changes in Securities                                             None

Item 3.  Defaults Upon Senior Securities                                   None

Item 4.  Submission of Matters to a vote of Security
           Holders                                                         None

Item 5.  Other Information                                                 None

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

          Exhibit No.                          Description of Document
          -----------                          -----------------------
               27                        Financial Data Schedules

         (b)   Reports on Form 8-K       None

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      PREMIER FINANCIAL BANCORP, INC.


Date:  November 13, 1996              /s/  Marshall T. Reynolds
                                      -----------------------------------
                                       Marshall T. Reynolds
                                       Chairman of the Board


Date:  November 13, 1996              /s/  J. Howell Kelly
                                      -----------------------------------
                                       J. Howell Kelly
                                       President & Chief Executive Officer