Form 10-K
period 1996-12-31
PREMIER FINANCIAL BANCORP INC
filed 1997-03-31
CIK 887919

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-K
(Mark One)

   X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 [FEE REQUIRED]

     For the fiscal year ended December 31, 1996
                                       OR
     _____TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from                      to
                         Commission file number 0-20908

                         PREMIER FINANCIAL BANCORP, INC.
            (Exact name of registrant as specified in its charter)

          KENTUCKY                                    61-1206757
     (State or other jurisdiction of               (I.R.S. Employer
      incorporation or organization)                Identification No.)

          120 N. HAMILTON STREET
          GEORGETOWN, KENTUCKY                        40324
     (Address of principal executive offices)       (Zip Code)

          Registrants' telephone number:          (502) 863-7500

     Securities registered pursuant to Section 12 (b) of the Act:
                                                                    NONE
     Securities registered pursuant to Section 12 (g) of the Act:
                                                                    COMMON STOCK
                                                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to filing
requirements for the past 90 days. Yes   X      No ____

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the Registrant as of March 24, 1997 was $62,610,213. The number of shares outstanding of the Registrant's Common Stock as of March 24, 1997 was 4,209,090.

                        DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the Form 10-K part indicated:

     Document                                     Form 10-K

 (1) Proxy statement for the annual meeting of    Part III
     shareholders to be held May 6, 1997

                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS

                                  THE COMPANY

     Premier Financial Bancorp, Inc. (the Company) was incorporated in 1991 under the laws of Kentucky and is registered under the Bank Holding Company Act of 1956, as amended. The Company only conducts business through the Banks and other direct or indirect subsidiaries. The Company was organized in connection with the reorganization of Citizens Deposit Bank and Trust Company, Vanceburg, Kentucky (the "Vanceburg Bank") into a holding company structure. The Vanceburg Bank is a banking corporation organized under the laws of Kentucky, resulting from the merger in 1930 of Deposit Bank, chartered in 1894, with Citizens Bank, chartered in 1903. In 1992, the Company acquired Bank of Germantown, Germantown, Kentucky (the "Germantown Bank"), a banking corporation organized under the laws of Kentucky in 1900. The Company in March, 1995 acquired Georgetown Bank and Trust Company, Georgetown, Kentucky (the "Georgetown Bank"), a banking corporation organized under the laws of Kentucky in 1988, and in October, 1995, Citizens Bank, Sharpsburg, Kentucky (the Sharpsburg Bank"), a banking corporation organized under the laws of Kentucky in 1903. On July 1, 1996, the company acquired Farmers Deposit Bancorp, Eminence, Kentucky ("Eminence") and indirectly, its commercial bank subsidiary, Farmers Deposit Bank, (the "Eminence Bank"), pursuant to an Agreement and Plan of Share Exchange dated March 4, 1996. At December 31, 1996, the Company had consolidated total assets of $292.6 million, total deposits of $235.6 million and shareholders' equity of $39.9 million. The Vanceburg Bank, the Germantown Bank, the Georgetown Bank, the Sharpsburg Bank and the Eminence Bank are herein referred to individually as a "Bank" and collectively as the "Banks".

     The Company has one non-banking subsidiary, Premier Data Services, Inc., a Kentucky corporation that provides data processing services to three of the Banks and two non-affiliated banks. The Company also has an indirect subsidiary, County Finance, Inc., that is a Kentucky consumer loan company. County Finance, Inc., a subsidiary of the Vanceburg Bank, provides consumer loan services to clientele within the Lewis County, Kentucky market that, due to credit experience or other factors, may not be able to obtain loans from commercial bank lenders.

                                   BUSINESS
GENERAL

     Through the Banks and its data processing subsidiary, the Company focuses on providing quality, community banking services to individuals and small-to medium sized businesses primarily in non-urban areas. By seeking to provide such banking services in non-urban areas, the Company believes that it can minimize the competitive effect of larger financial institutions that typically are focused on large metropolitan areas. Through its experiences in acquiring its Banks, the Company has successfully developed and implemented a strategy of joining together community banks that retain their commitment to local orientation and direction, while having the benefit of the Company's capital for growth and staff assistance to promote safety, soundness and regulatory compliance. Each Bank is managed on a decentralized basis that offers customers direct access to the Bank's president and other officers in an environment conducive to friendly, informed and courteous service. This decentralized approach also enables each Bank to offer local and timely decision-making, and flexible and reasonable operating procedures and credit policies limited only by a framework of centralized risk controls provided by the Company to promote prudent banking practices. Each Bank maintains its community orientation by, among other things, having selected members of its community as members of its board of directors, who assist in the introduction of prospective customers to the Bank and in the development or modification of products and services to meet customer needs. As a result of the development of personal banking relationships with its customers and the convenience and service offered by the Banks, the Banks' lending and investing activities are funded primarily by core deposits.

      When appropriate and economically advantageous, the Company centralizes certain of the Banks' back office, support and investment functions in order to achieve consistency and cost efficiency in the delivery of products and services. The Company centrally provides services such as data processing, operations support, accounting, loan review and compliance and internal auditing to the Banks to enhance their ability to compete effectively. The Company also provides overall direction in the areas of credit policy and administration, strategic planning, marketing, investment portfolio management and other financial and administrative services. Each Bank participates in product development by advising management of new products and service needed by their customers and desirable changes to existing products and services.

     Each of the Banks provides a wide range of retail and commercial banking services, including commercial, real estate, agricultural and consumer lending; depository and funds transfer services; collections; safe deposit boxes; cash management services; and other services tailored for both individuals and businesses. The Georgetown Bank, the Eminence Bank, and the Vanceburg Bank also offer limited trust services and act as executor, administrator, trustee and in various other fiduciary capacities. Through Premier Data Services, Inc., the Company's data processing subsidiary, the Company currently provides centralized data processing services to three of the Banks as well as two non-affiliated banks.

     The Banks' residential mortgage lending activities consist primarily of loans for purchasing personal residences, or loans for commercial or consumer purposes secured by residential mortgages. Consumer lending activities consist of traditional forms of financing for automobile and personal loans.

     The Banks' range of deposit services include checking accounts, NOW accounts, savings accounts, money market accounts, club accounts, individual retirement accounts, certificates of deposit and overdraft protection. Deposits of the Banks are insured by the Bank Insurance Fund administered by the FDIC.

     County Finance, Inc., a subsidiary of the Vanceburg Bank, is a consumer loan company that provides secured and unsecured loans to customers who would generally not qualify, due to credit experience or other factors, for loans at that Bank. The Company anticipates expanding the business of this consumer loan company, both in markets served by the Company's other Banks as well as potentially in other as yet unidentified markets in Kentucky where business prospects appear favorable.

COMPETITION

     The Banks encounter strong competition both in making loans and attracting deposits. The deregulation of the banking industry and the widespread enactment of state laws that permit multi-bank holding companies as well as the availability of nationwide interstate banking has created a highly competitive environment for financial services providers. In one or more aspects of its business, each Bank competes with other commercial banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking companies and other financial intermediaries operating in its market and elsewhere, many of whom has substantially greater financial and managerial resources. With respect to the Georgetown Bank and the Germantown Bank, primary competitors include large bank holding companies having substantially greater resources that offer certain services that these two Banks do not currently provide. Each Bank seeks to minimize the competitive effect of larger financial institutions through a community banking approach that emphasizes direct customer access to the Bank's president and other officers in an environment conducive to friendly, informed and courteous service.

     Management believes that each Bank is well positioned to compete successfully in its respective primary market area, although no assurances can be given. Competition among financial institutions is based upon interest rates offered on deposit accounts, interest rates charged on loans and other credit and service charges, the quality and scope of the services rendered, the convenience of the banking facilities and, in the case of loans to commercial borrowers, relative lending limits. Management believes that the commitment of its Banks to personal service, innovation and involvement in their respective communities and primary market areas, as well as their commitment to quality community banking service, are factors that contribute to their competitiveness.

NUMBER OF EMPLOYEES

     The Company and its subsidiaries collectively had approximately 129 full-time equivalent employees as of March 24, 1997. Its executive offices are located at 120 N. Hamilton Street, Georgetown, Kentucky, telephone number
(502) 863-7500 (facsimile number (502) 863-7503).

ITEM 2.  PROPERTIES

     The Company owns the banking office of the Georgetown Bank at 120 N. Hamilton Street, Georgetown, Kentucky, at which the Company's executive offices are located. Each of the Banks owns the real property and improvements on their respective main offices and branches.

     The Vanceburg Bank, in addition to its main office at 400 Second Street, Vanceburg, Kentucky, has four branch offices in Lewis County, Kentucky. The Germantown Bank, with its main office on Highway 10, Germantown, Kentucky, has no other offices in Bracken County, Kentucky. The Georgetown Bank, in addition to its main office, has one branch in Scott County, Kentucky. The Sharpsburg Bank, with its main office on Main Street, Sharpsburg, Kentucky, has no other offices in Bath County, Kentucky. The Eminence Bank has its main office on Main Street, Eminence, Kentucky and has one branch located in Henry County, Kentucky.

ITEM 3.  LEGAL PROCEEDINGS

     The Banks are respectively parties to legal actions that are ordinary routine litigation incidental to a commercial banking business. In management's opinion, the outcome of these matters, individually or in the aggregate, will not have a material adverse impact on the results of operations or financial position of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders, through solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Prior to the Company's public offering in May, 1996, there had been no established public trading market for the common shares of the Company, with trading in common shares being limited and infrequent. During the 120 days prior to the offering, the Company was aware of certain trading transactions involving common shares at a sales price of $12.50 per share. Sales of common shares may have occurred in private transactions at prices that are not known to the Company. Further, these sale prices may not have been representative of prices that might have been realized in trading transactions in common shares following the offering. The Company's common stock is listed on the NASDAQ under the symbol PFBI. At March 24, 1997, the Company had approximately 501 record holders of its common shares.

     The following table sets forth on a quarterly basis cash dividends paid and the range of high and low sales prices on a per share basis during the quarters indicated. Cash dividends paid per share shown below have been adjusted retroactively to reflect prior stock splits effected in the form of share dividends.


                                CASH                           SALES PRICE
                            DIVIDENDS PAID                 HIGH            LOW
                            --------------                 ----            ---
 1995:
  First Quarter                $  0.10                     $  *           $  *
  Second Quarter                  0.10                        *              *
  Third Quarter                  0.125                        *              *
  Fourth Quarter                 0.125                        *              *
                               --------
                               $  0.45
                               --------
                               --------

 1996:
  First Quarter               $  0.125                     $  *           $  *
  Second Quarter                 0.125                      14.25          13.50
  Third Quarter                  0.125                      14.00          12.25
  Fourth Quarter                 0.125                      14.12          12.00
                               --------
                               $  0.50
                               --------
                               --------

 1997:
  First Quarter             **$  0.125                     $15.62         $13.50


 *  No established public trading market.

 ** Dividend declared March 12, 1997 to shareholders of record as of March
    24, 1997, payable March 31, 1997.

    The Company has paid consecutive quarterly cash dividends since its organization. The Company's annual cash dividend has increased 6 consecutive years, from $0.12 per share in 1991 to $0.50 per share in 1996. While the Company currently expects to declare comparable cash dividends in the future, there can be no assurance that it will do so. The determination whether to pay cash dividends and the amount of such dividends is at the discretion of the Company's Board of Directors.

     The payment of dividends by the Company depends largely upon the ability of the Banks to declare and pay dividends to the Company because the principal source of the Company's revenue will be dividends paid by the Banks. At March 1, 1997, approximately $3,459,000 was available for payment as dividends from the Banks to the Company without the need for approval from the FDIC or the Kentucky Department of Financial Institutions. In considering the payment of dividends, the Board of Directors will take into account the Company's financial condition, results of operations, tax considerations, costs of expansion, industry standards, economic conditions and need for funds, as well as governmental policies and regulations applicable to the Company and the Banks.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table presents consolidated selected financial data for the Company, it does not purport to be complete and is qualified in its entirety by more detailed financial information and the audited consolidated financial statements contained elsewhere in this Prospectus. The consolidated selected financial data presented below has been retroactively adjusted to reflect all prior stock splits effected in the form of share dividends, including the 2-for-1 stock split effected in the form of a 100% share dividend on March 29, 1996.

                                                               AT OR FOR THE YEAR ENDED DECEMBER 31,
                                         1996                1995              1994               1993              1992
                                                            (In Thousands Except Share Data and Ratios)
EARNINGS
   Net interest income                 $10,837              $6,023            $5,524             $4,938            $4,203
   Provision for possible loan
       losses                              575                  86               207                170               325
     Non-interest income                 1,484                 825               684                733               592
     Non-interest expense                6,793               4,493             4,005              3,640             3,375
                                     ---------           ---------         ---------          ---------          --------
     Income taxes                        1,517                 113               483                510               366
                                     ---------           ---------         ---------          ---------          --------
          Net income                    $3,436              $2,156            $1,513             $1,351              $729
                                     ---------           ---------         ---------          ---------          --------
                                     ---------           ---------         ---------          ---------          --------
FINANCIAL POSITION
   Total assets                       $292,565            $155,475          $115,443          $108,774           $100,364
     Loans, net of unearned
       income                          217,587             113,064            81,276            74,450             65,159
     Allowance for loan losses           2,523               1,735               886               884                938
     Securities                         44,363              24,929            19,688            21,864             18,965
     Deposits                          235,574             136,246           102,839            98,846             91,704
     Debt                                    0               5,000             1,500                 0                  0
     Shareholders equity                39,863              11,215             9,453             8,868              7,617

SHARE DATA
     Net income                        $  1.05             $  1.13           $  0.80           $  0.72            $  0.39
     Book value                           9.47                5.87              5.02              4.72               4.05
     Cash dividend                        0.50                0.45              0.36              0.28               0.20
     Common shares outstanding
       (year-end)                    4,209,090           1,909,090         1,883,410         1,880,200          1,880,200
     Average common shares
          outstanding                3,287,505           1,903,260         1,881,818         1,880,200          1,880,200

RATIOS
     Return on average assets             1.53%               1.69%             1.36%             1.23%              0.88%
     Return on average equity             12.2%               20.5%             16.4%             15.4%              9.97%
     Dividend payout                      52.9%               39.8%             45.0%             38.9%              51.3%
     Stockholders' equity to total
       assets at period-end              13.63%               7.21%             8.19%             8.15%              7.59%
     Average stockholders' equity
       to average total assets           12.52%               8.25%             8.27%             8.04%              8.80%


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
           OF OPERATIONS

This discussion presents Management's analysis of the primary factors affecting Premier Financial Bancorp, Inc.'s (the "Company" or "Premier") performance and financial condition. It should be read in conjunction with the accompanying audited consolidated financial statements beginning on page 29 of this report. Unless otherwise noted, all dollar amounts (except per share data) are presented in thousands.

OVERVIEW

In 1996, Premier continued to pursue its strategic plan to build a network of independently managed community banks into a strongly capitalized, risk controlled bank holding company with high quality earnings and shareholder liquidity. Premier posted record results in three key financial areas: earnings, total assets and shareholders' equity. For 1996, net income rose 59.3% to $3,436 from $2,156 in 1995; total assets nearly doubled to $292,565 from $155,475 in 1995, and shareholders' equity of $39,863 was over 3.5 times the $11,215 at year end 1995. Higher earnings were reported at each subsidiary bank while the increase in total assets was split between internal growth of 6.4%, the acquisition of Farmers Deposit Bancorp 84.4% and net public offering proceeds 9.2%. The growth in shareholders' equity was 94.5% from the public offering proceeds and 5.5% from growth in retained earnings.

Highlights of Premier's 1996 performance and financial condition include:

    Return on Average Assets of 1.53%
    Return on Average Equity of 12.19%
    Net Interest Margin 5.32%
    Efficiency Ratio 57.8%
    Allowance for Loan Losses to Non-Performing Loans 265%

ACQUISITIONS

Premier's acquisition philosophy is to seek community bank candidates in primarily non-urban areas that can become a part of Premier on a non-dilutive basis within a two year timeframe. In evaluating acquisition opportunities, Premier conducts a due diligence review to determine both risks and earnings potential. Desirable candidates have an established base of community involvement, strong local directors, a history of earnings and readily identifiable asset risks. Acquisition transactions are structured to make a fair return on investment while meeting the needs of the shareholders of banks joining Premier.

In 1996, Premier completed one acquisition. On July 1, 1996, Farmers Deposit Bancorp of Eminence, Kentucky, and its wholly owned subsidiary, Farmers Deposit Bank, were acquired in a cash transaction that was accounted for as a purchase.

In 1995, Premier completed two acquisitions. On March 24, 1995, the Company acquired Georgetown Bancorp, Inc. and its wholly owned subsidiary, Georgetown Bank & Trust, Georgetown, Kentucky, in a business combination accounted for as a pooling of interests.

On October 31, 1995, Premier acquired all of the outstanding shares of Citizens Bank of Sharpsburg, Kentucky, for cash. This combination was accounted for as a purchase.

The significant financial data relative to the 1995 and 1996 acquisitions is set forth in Note 2 to the financial statements.

RESULTS OF OPERATIONS

Earnings Summary

Premier recorded net income for 1996 of $3,436, an increase of 59.3% over the $2,156 for 1995, and almost 2.3 times net income of $1,513 for 1994. Major factors contributing to the higher net income were an increase of 79.9% in net interest income from $6,023 in 1995 to $10,837 in 1996, and an increase of $659 in noninterest income to $1,484 that was up 79.9% from the $825 for 1995. Offsetting these increases were increases in loan loss provision of $489, up from $86 in 1995, noninterest expense which rose $2,301 to $6,793 or 51.2% from $4,492 in 1995 and an increase in income taxes of $1,405 to $1,518 from $112 recorded in 1995. In 1995, income taxes were substantially reduced as a result of the elimination of a $504 valuation allowance with respect to the deferred tax assets related to the acquisition of Georgetown Bancorp, Inc. Per share earnings in 1996 of $1.05 were down $0.08 or 7.1% from the $1.13 recorded in 1995. The reduced level of per share earnings was attributable to the increase in outstanding shares of $2,300,000 as a result of the initial public offering of shares in May and June of 1996.

For the year ended December 31, 1995, net income of $2,156 was $643 or 42.5% above net income of $1,513 for 1994. The increase in net income in 1995 was primarily attributable to a $499 increase in net interest income and reductions of $370 in income taxes and $121 in loan loss provision that was partially offset by an increase of $488 in noninterest expenses.

NET INTEREST INCOME

Premier's primary source of revenue is its net interest income, which is the difference between the interest received on its earning assets and the interest paid on the funds acquired to support those assets. Loans made to businesses and individuals are the primary interest earning assets, followed by investment securities and federal funds sold in the inter-bank market. Deposits are the primary interest bearing liabilities used to support the interest earning assets. The level of net interest income is affected by both the balances and mix of interest earning assets and interest bearing liabilities, the changes in their corresponding yields and costs, by the volume of interest earning assets funded by noninterest bearing deposits, and the level of capital. Premier's long term objective is to manage this income to provide the largest possible amount of income while balancing interest rate, credit and liquidity risks.

Nontaxable income from loans and investment securities is presented on a tax-equivalent basis whereby income exempt from tax has been adjusted upward by an amount equivalent to the prevailing federal income taxes that would have been paid if the income had been fully taxable. The discussion of factors influencing net interest income that follows is based on taxable equivalent data. In each of the three years, this adjustment is based on an assumed federal income tax rate of 34%.

                        SUMMARY OF NET INTEREST INCOME.
             (Dollars in thousands on a taxable equivalent basis)

                                                 1996         1995         1994

 Interest income . . . . . . . . . . .        $19,674      $11,103       $8,962
 Tax equivalent adjustment . . . . . .            346          202          141
                                              -------      -------      -------
   Interest income . . . . . . . . . .         20,020       11,305        9,103
 Interest expense. . . . . . . . . . .          8,837        5,081        3,438
                                              -------      -------      -------
     Net interest income . . . . . . .        $11,183       $6,224       $5,665
                                              -------      -------      -------
                                              -------      -------      -------

The table below shows, for the three year period ended December 31, 1996, the average distribution of assets, liabilities and the interest earned or paid on those items, together with the level of shareholders' equity, as well as Premier's net yield on interest earning assets (net interest income divided by average earning assets). In 1996, tax equivalent net interest income increased to $11,183 from $6,224 in 1995, an increase of $4,959 or 79.7%. This increase was due to an increase of $91,346 or 76.7% in average earning assets and an increase of $71,158 or 68.9% in average interest bearing liabilities. This growth is primarily attributable to the acquisition of Farmers Deposit Bancorp in mid year and the net proceeds in excess of the issuance costs from the Company's initial public stock offering in May and June. Yield on earning assets for 1996 of 9.52% was essentially equivalent to the 9.50% yield in 1995 while the cost of interest bearing liabilities increased from 4.92% in 1995 to 5.07% in 1996. The increased cost of interest bearing liabilities reflected higher rates paid on large money market deposits by the Farmers Deposit Bank. The net interest spread for 1996 declined .13% from 4.58% in 1995 to 4.45% while the net interest margin, which measures net interest income as a percent of average earning assets, increased from 5.23% in 1995 to 5.32% in 1996. The increase in net interest margin is attributable to the higher levels of noninterest bearing deposits and capital supporting interest earning assets which rose from 19.6% of average interest-earning assets in 1995 to 23.1% in 1996. In 1995, net interest income was up $559 to $6,224 from $5,665 in 1994 due principally to an increase in average interest earning assets of $14,407. The favorable impact of the increase in net interest earning assets was partially offset by a decrease of .18% in the net interest margin to 5.23%.

The following table presents average balances and interest rates for the three year period ended December 31, 1996.

                    AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST
                                      ANALYSIS
                               (Dollars in thousands.)

                                                  1996                            1995                            1994
                                     AVERAGE               AVERAGE  AVERAGE                AVERAGE   AVERAGE                AVERAGE
                                     BALANCE    INTEREST     RATE   BALANCE    INTEREST     RATE     BALANCE    INTEREST     RATE
ASSETS:
  Interest earning assets
  U.S. Treasury and federal agency
    securities                      $ 24,823     $1,449     5.84%   $ 14,122     $786        5.57%  $15,012     $  736       4.90%
  States and municipal
    obligations(1)                    10,119        800     7.91       5,495      440        8.01     4,823        391       8.11
  Other securities (1)                 3,573        385    10.78       2,499      277       11.08     1,400        116       8.29
                                    --------     ------    ------   --------     -----      ------   -------      ----       -----
     Total investment securities    $ 38,515     $2,634     6.84     $22,116   $1,503        6.80   $21,235     $1,243       5.85
  Federal funds sold                   7,163        388     5.42       4,966      279        5.62     3,696        145       3.92
  Interest-bearing deposits with
      banks                              376         19     5.05         436       35        8.03       396         15       3.79
  Loans, net of unearned income
   (3) (4)
    Commercial                        83,163      8,405    10.11      55,040    5,624       10.22    48,590      4,627       9.52
    Real estate mortgage              62,892      6,340    10.08      26,229    2,642       10.07    22,393      2,140       9.56
    Installment                       18,266      2,234    12.23      10,242    1,222       11.93     8,312        933      11.22
                                    --------     ------    ------   --------     -----      ------   -------      ----       -----
       Total loans                  $164,321    $16,979    10.33     $91,511   $9,488       10.37   $79,295     $7,700       9.71


Total interest-earning assets       $210,375    $20,020     9.52%   $119,029  $11,305        9.50%  $104,622    $9,103       8.70%
Allowance for loan losses             (2,164)                         (1,049)                           (963)
Cash and due from banks                5,834                           4,073                           4,295
Premises and equipment                 2,813                           1,689                           1,309
Other assets                           8,101                           3,820                           2,000
                                     --------                      ----------                       --------
   Total assets                   $  224,959                        $127,562                        $111,263


LIABILITIES:
  Interest bearing deposits:
    NOW and money market             $28,439       $966     3.40%    $15,175     $381        2.51%   $15,299      $390       2.55%
    Savings                           19,286        574     2.98      15,009      434        2.89     17,796       524       2.95
    Certificates of deposit and
       other time deposits           117,390      6,737     5.74      69,040    3,953        5.73     55,932     2,470       4.42
                                    --------     ------    ------   --------     -----      ------   -------      ----       -----
     Total interest-bearing
       deposits                     $165,115     $8,277     5.01     $99,224   $4,768        4.81   $ 89,027    $3,384       3.80
    Other borrowings                   3,582        184     5.14         400       16        4.00        302        16       5.30
    FHLB advances                      3,660        208     5.68         713       44        6.17        179        10       5.58
    Debt                               2,029        168     8.28       2,891      253        8.75        311        28       9.00
                                    --------     ------    ------  ---------     -----      ------   -------      ----       -----
   Total interest-bearing           $174,386     $8,837     5.07%   $103,228    $5,081       4.92%  $ 89,819    $3,438       3.83%
      liabilities
   Non-interest bearing demand
      deposits                        20,335                          12,841                          11,414
   Other liabilities                   2,064                             974                             828
                                   ---------                       ---------                         -------
        Total liabilities         $  196,785                      $  117,043                       $ 102,061

SHAREHOLDERS' EQUITY:                 28,174                          10,519                           9,202

TOTAL LIABILITIES AND              ---------                       ---------                         -------
   SHAREHOLDERS' EQUITY           $  224,959                      $  127,562                       $ 111,263

NET INTEREST INCOME (1)                         $11,183                        $6,224                           $5,665

NET INTEREST SPREAD (1)                                     4.45%                             4.58%                          4.87%
NET INTEREST MARGIN (1)                                     5.32%                             5.23%                          5.41%


(1) Taxable - equivalent yields are calculated assuming a 34% federal income tax rate.
(2) Yields are calculated on historical cost except for yields on marketable equity securities which are calculated using fair value.
(3) Includes loan fees, immaterial in amount, in both interest income and the calculation of yield on loans.
(4)  Includes loans on nonaccrual status.

The accompanying analysis of changes in net interest income in the following table shows the relationship of the volume and rate portions of these changes in 1996 and 1995.

                               ANALYSIS OF CHANGES IN NET
                                    INTEREST INCOME
                  (Dollars in thousands on a taxable equivalent basis)


                                             1996 VS. 1995                                  1995 VS. 1994
                            INCREASE  (DECREASE)  DUE TO CHANGE IN  INCREASE   (DECREASE)  DUE TO CHANGE IN
                             VOLUME      RATE        NET CHANGE      VOLUME       RATE       NET CHANGE
Interest Income:
Loans                      $  7,526    $  (35)       $  7,491        $  1,241    $  547    $  1,788
Investment securities         1,121        10           1,131              53       207         260
Federal funds sold              119       (10)            109              59        75         134
Deposits with banks              (4)      (12)            (16)              2        18          20
                           --------   -------        --------         -------    ------    --------
  Total interest income    $  8,762    $  (47)       $  8,715        $  1,355    $  847    $  2,202

Interest Expense:
Deposits -
  NOW and money market       $  416    $  169          $  585              (3)       (6)         (9)
  Savings                       127        13             140             (80)      (10)        (90)
  Negotiable certificates
    of deposit                2,774        10           2,784             651       832       1,483

  Other borrowings              162         6             168              12        (1)         11
  FHLB borrowings               169        (5)            164              21         2          23
  Debt                          (72)      (13)            (85)            226        (1)        225
                           --------   -------        --------         -------    ------    --------
    Total interest expense
                            $ 3,576    $  180        $  3,756          $  827    $  816    $  1,643

    Net interest income
                            $ 5,186    $ (227)       $  4,959          $  528     $  31      $  559


PROVISION AND ALLOWANCE FOR POSSIBLE LOAN LOSSES

The company maintains its allowance for possible loan losses (allowance) at a level that is considered sufficient to absorb potential losses in the loan portfolio. The allowance is increased by the provision for possible loan losses as well as recoveries of previously charged-off loans, and is decreased by loan charge-offs. The provision is the necessary charge to expense to provide for current loan losses and to maintain the allowance at an adequate level commensurate with management's evaluation of the risks inherent in the loan portfolio. Various factors are taken into consideration when the Company determines the amount of the provision and the adequacy of the allowance. Some of the factors include:

            - Past due and nonperforming assets;

            - Specific internal analyses of loans requiring special attention;

            - The current level of regulatory classified and criticized assets and the associated risk factors with each;

            - Examinations and reviews by the Company's independent accountants and internal loan review personnel; and

            - Examinations of the loan portfolio by federal and state regulatory agencies.

The data collected from these sources is evaluated with regard to current national and local economic trends, prior loss history, underlying collateral values, credit concentrations, and industry risks. An estimate of potential future loss on specific loans is developed in conjunction with an overall risk evaluation of the total loan portfolio.

The following table is a summary of the Company's loan loss experience for each of the past five years.

                                    SUMMARY OF LOAN LOSS EXPERIENCE
                                        (Dollars in Thousands)


                                                                               YEARS ENDED DECEMBER 31,
                                                        -------------------------------------------------------------------------

                                                         1996              1995              1994            1993            1992
Balance at beginning of year                         $   1,735          $    886           $   884          $  938         $   874
Balance of allowance for loan losses of
  acquired subsidiaries at acquisition date                812               803                 0               0              20
Amounts charged off:
 Commercial                                                177                28               270             275             223
 Real estate mortgage                                       68                19                 5              21              33
 Consumer                                                  514                44                35              38              96
                                                      ---------          ----------          --------      ---------       -------
     Total loans charged off                         $     759          $     91           $   310          $  334         $   352

Recoveries on amounts previously charged off:
 Commercial                                                  78               28                89              60              53
 Real estate mortgage                                         4                2                 5              38               0
 Consumer                                                    78               21                11              12              18
                                                      ---------          ----------          --------      ---------       -------
     Total recoveries                                       160               51               105             110              71

Net charge-offs                                             599               40               205             224             281
Provision for loan losses                                   575               86               207             170             325
                                                      ---------          ----------          --------      ---------       -------
Balance at end of year                               $    2,523         $  1,735           $   886          $  884         $   938

Total loans, net of unearned income:
 Average                                             $  164,321         $ 91,511           $ 79,295         $74,477        $59,916
 At December 31                                      $  217,587         $113,064           $ 81,276         $74,450        $65,159

As a percentage of average loans:
 Net charge-offs                                            .36%             .04%               .26%            .30%           .47%
 Provision for possible loan losses                         .35%             .09%               .26%            .23%           .54%
Allowance as a percentage of year-end net loans            1.16%            1.53%              1.09%           1.19%          1.44%
Allowance as a multiple of net charge-offs                    4               43                  4               4              3




The provision for possible loan losses for 1996 was $575 compared to $86 in 1995, an increase of $489. This increase resulted from loan growth including the acquisition of Farmers Deposit Bancorp and provisions made for possible loan losses in connection with the establishment of a consumer finance subsidiary by Citizens Deposit Bank. In 1996, net charge-offs were $599 compared to $40 in 1995, an increase of $559. This increase was primarily attributable to the charge-off of loans acquired in the Citizens Bank acquisition on October 31, 1995 that had been fully reserved at December 31, 1995 and the acquisition of Farmers Deposit Bancorp. At December 31, 1996, Premier's allowance for possible loan losses was 1.16% of period-end loans compared to 1.53% at December 31, 1995.

Net charge-offs to average loans were .36% for the year 1996 compared to .04% for the year 1995. At December 31, 1996, Premier's allowance for possible loan losses totaled $2,523, representing an increase of $788 over the amount reported at December 31, 1995. The allowance for possible loan losses was 265.3% of nonperforming loans on December 31, 1996, compared to 147.0% at December 31, 1995. At year end 1996, nonperforming loans represented .44% of total outstanding loans, down from .93% on December 31, 1995.

The provision for possible loan losses for 1995 was $86, down from $207 in 1994. Net charge-offs in 1995 were $40, down $165 from the $205 charged-off in 1994.

The following table sets forth an allocation for the allowance for possible loan losses by category of loan and a percentage distribution of the allowance allocation. In making the allocation, consideration was given to such factors as management's evaluation of risk in each category, current economic conditions and charge-off experience. An allocation for the allowance for possible loan losses is an estimate of the portion of the allowance that will be used to cover future charge-offs in each major loan category, but it does not preclude any portion of the allowance allocated to one type of loan being used to absorb losses of another loan type.




                                 ALLOCATION OF ALLOWANCE FOR LOAN LOSSES
                                     (Dollars in thousands)


                                                                     At December 31,
-----------------------------------------------------------------------------------------------------------------------------------
                                   1996                  1995                    1994               1993                   1992
                             Amount      %          Amount      %          Amount      %       Amount      %         Amount      %
Commercial                $  948       37.6%      $  653       37.6%      $  537     60.6%    $  535     60.5%       $  581   61.9%
Real estate mortgage       1,082       42.9          563       32.5          160     18.1        126     14.3           131   14.0
Consumer                     464       18.4          396       22.8           99     11.2        120     13.6           118   12.6
Unallocated                   29        1.1          123        7.1           90     10.1        103     11.6           108   11.5
                          ------      ------      ------      ------      ------     -----    ------    ------       ------  ------
  Total                   $2,523      100.0%      $1,735      100.0%      $  886    100.0%    $  884    100.0%       $  938  100.0%

NONINTEREST INCOME AND EXPENSES

Noninterest income is a significant component of the Company's total income. The Company continues to develop and enhance existing products and to create new products in order to augment fee income as trends in the financial services industry and the economic environment continue to put pressure on the Company's ability to increase its net interest income. Noninterest income includes deposit service charges, fees from data processing and trust services, and fees and commissions from many other corporate and retail products.

Noninterest income was $1,484 in 1996, an increase of $659 or 79.9% over 1995. Excluding Farmers Deposit Bancorp, noninterest income would have been $1,216 in 1996, an increase of $391, or 47.4% over 1995. Service charges on deposit accounts rose $287 or 54% to $817 and insurance commissions were up $153, nearly double the $156 for 1995. Other income was up $212 to $357 and included fees received by Premier Data Services, Inc. for data processing services to non-affiliated banks.

Noninterest income in 1995 of $825 was 20.6% above the 1994 level of $684 as growth in service charge income of $134 or 33.8% and insurance commissions of $64 or 70% more than offset a $76 reduction in investment securities gains.

Noninterest expenses increased $2,301 from $4,492 in 1995 to $6,793 in 1996 or 51.2%. In 1995, noninterest expense was 12.2% or $487 higher than the 1994 level of $4,005. The significant increase in noninterest expense in 1996 is primarily related to the inclusion of Farmers Deposit Bancorp ($1,163) for half of the year and Citizens Bank Sharpsburg for the full year ($493) vs. two months in 1995.

Salaries and employee benefits, the largest component of noninterest expense, of $3,765 in 1996 were $1,456 or 63.1% higher than 1995 and represented 55.4% of total noninterest expense. This increase reflects the inclusion of Farmers Deposit Bancorp for half of the year and a full year of Citizens Bank Sharpsburg and the 34.4% increase in full time equivalent employees which grew from 96 at year end 1995 to 129 at year end 1996, as well as from normal increases in salary and benefit costs. The increase in full time equivalent employees included 29 employees of the Farmers Deposit Bank. Salaries and employee benefits for 1995 increased $327 or 16.5% compared to $1,982 in 1994.

Net occupancy and equipment expense for 1996 of $1,068 was $211 or 24.6% higher than the $857 for 1995. The increase in net occupancy and equipment expense included $111 related to the Farmers Deposit Bank. In 1995, net occupancy and equipment expense increased $197 or 29.8% for the 1994 amount of $660.

Other noninterest expense, which is the second largest category of noninterest expense, of $1,314 for 1996 was $510 or 63.4% above the 1995 level of $804. This increase reflects the addition of Farmers Deposit Bancorp which had other operating expenses of $347, the full year inclusion of Citizens Bank Sharpsburg, growth of the Company and inflationary increases, and expenses in connection with the listing of Premier's common stock on the NASDAQ stock market. Other noninterest expense for 1995 was $44 or 5.8% higher than the $760 recorded in 1994.

FDIC insurance expense decreased $92 to $32 in 1996 and had decreased $98 in 1995. These decreases resulted from changes in the FDIC insurance fund which substantially reduced insurance premiums for well capitalized profitable commercial banks.

Legal and professional fees for 1996 totaled $189, an increase of $49 or 35.0% from 1995 and a decrease of $95 or 40.4% between 1994 and 1995. The level of legal and professional fees generally varies with the level and type of acquisitions completed during any year.

Amortization of goodwill was $197 in 1996 compared to $2 in 1995 and $0 in 1994. The increase in 1996 reflects the amortization of goodwill generated in the acquisition of Farmers Deposit Bancorp on July 1, 1996.

No acquisition expenses in 1996 were charged in 1996, while acquisition expenses of $110 were charged in 1995 and $37 in 1994. Expenses related to acquisitions are charged in connection with acquisitions accounted for as pooling of interests while expenses related to acquisitions where purchase accounting is used are added to goodwill and amortized over 15 years.

The Company continually seeks to develop fees and other income for services provided while holding operating expenses to the minimum amount required to provide quality service. In 1996, total net noninterest expenses as a percent of average total assets were reduced to 2.36% from 2.87% in 1995 and 2.98% in 1994.

The following table is a summary of non-interest income and expense for the three year period indicated.


                                         NON-INTEREST INCOME AND EXPENSE
                                             (Dollars in thousands)

                                                                     INCREASE                     INCREASE
                                                                    (DECREASE)                   (DECREASE)
                                                                     1996 VS.                     1995 VS.
                                                  1996      1995      1995      1995      1994      1994
                                                 ----------------------------------------------------------
Non-Interest Income:
     Service charges on deposit accounts         $  817    $  530    $  287    $  530    $  396    $  134
     Insurance income                               309       156       153       156        92        64
     Investment securities gain (losses)              1        (6)        7        (6)       70       (76)
     Other                                          357       145       212       145       126        19
                                                 ------    ------    ------    ------    ------    ------
               Total non-interest income         $1,484    $  825    $  659    $  825    $  684    $  141

Non-Interest Expense:
     Salaries and employee benefits               3,765     2,309     1,456     2,309     1,982    $  327
     Net occupancy and equipment                  1,068       857       211       857       660       197
     FDIC insurance                                  32       124       (92)      124       222       (98)
     Legal and professional                         189       140        49       140       235       (95)
     Taxes, other than payroll, property
          and income                                228       146        82       146       109        37
     Acquisition expenses                             0       110      (110)      110        37        73
     Amortization of goodwill                       197         2       195         2         0         2
     Other                                        1,314       804       510       804       760        44
                                                 ------    ------    ------    ------    ------    ------
               Total non-interest expenses       $6,793    $4,492    $2,301    $4,492    $4,005    $  487

Net non-interest expenses as a percent
     of average assets                             2.36%     2.87%               2.87%     2.98%

INCOME TAXES

Premier recorded income tax expense for 1996 of $1,518, which represented 30.6% of pre-tax income substantially above the $113 or 5.0% of pre-tax income recorded in 1995. The lower 1995 income tax expense was attributable primarily to the elimination of the valuation allowance of $504 for deferred tax assets at Georgetown Bank & Trust. In 1994, tax expense of $483 or 24.2% of pre-tax income was recorded. No changes in the valuation allowance for deferred tax assets were made in 1996.

                               FINANCIAL CONDITION

LENDING ACTIVITIES

Loans are the Company's primary use of financial resources and represent the largest component of earning assets. The Company's loans are made predominantly within the Banks' market areas and the portfolio is diversified. Credit risk is inherent in each financial institution's loan and investment portfolio. In an effort to minimize credit risk, the Company utilizes a credit administration network, including specific lending authorities for each loan officer, a system of loan committees to review and approve loans, and a loan review and credit quality rating system. This network assists in the evaluation of the quality of new loans and in the identification of problem or potential problem credits and provides information to aid management in determining the adequacy of the allowance for possible loan losses.

Total loans, net of unearned income, averaged $164,321 in 1996 compared with $91,511 in 1995. At year end 1996, loans net of unearned income totaled $217,587 compared to $113,064 at December 31, 1995, an increase of $104,523.
Of this $104,523 increase, $87,308 is attributable to the acquisition of Farmers Deposit Bank and the remaining $17,215 increase is due to a 15.2% growth in loans at the other Banks.

The following table presents a summary of the Company's loan portfolio by category for each of the last five years. Other than the categories noted, there is no concentration of loans in any industry greater than 5% in the portfolio. The Company has no foreign loans or highly leveraged transactions in its loan portfolio.


                                              LOAN PORTFOLIO COMPOSITION

                                                   LOANS OUTSTANDING
                                                 (Dollars in thousands)

                                                                         DECEMBER 31
                                       1996     %       1995     %      1994     %      1993     %      1992      %
                                     --------  ----   --------  ----   -------  ----   -------  ----   -------  ----
Commercial, secured by real
  estate                             $ 59,834  27.2%  $ 39,357  34.6%  $30,191  37.1%  $28,808  38.5%  $22,313  34.0%
Commercial, other                      33,908  15.4     17,889  15.7    16,782  20.6    14,404  19.2    15,585  23.7
Real estate construction                4,138   1.9      2,119   1.9     1,822   2.2       881   1.2       708   1.1
Real estate mortgage                   76,600  34.9     32,678  28.7    21,700  26.6    20,259  27.1    16,340  24.9
Agricultural                           10,050   4.6      5,216   4.6     1,073   1.3       992   1.3     1,217   1.9
Consumer                               33,751  15.4     16,087  14.1     9,647  11.9     9,252  12.4     9,167  13.9
Other                                   1,351   0.6        429   0.4       274   0.3       247   0.3       316   0.5
                                     --------  ----   --------  ----   -------  ----   -------  ----   -------  ----
   Total loans                       $219,632   100%  $113,775   100%  $81,489   100%  $74,843   100%  $65,646   100%

   Less unearned income                 2,045              711             213             393             487
                                     --------         --------         -------         -------         -------
     Total loans net of unearned
          income                     $217,587         $113,064         $81,276         $74,450         $65,159


Commercial loans generally are made to small-to-medium size businesses located within a Bank's defined market area and typically are generally secured by business assets and guarantees of the principal owners. Real estate mortgage loans include residential properties and generally do not exceed 80% of the value of the real property securing the loan, based on recent independent appraisals. The Company's real estate mortgage loan portfolio primarily consists of adjustable rate residential mortgage loans. The origination of these mortgage loans can be more difficult in a low interest rate environment where there is a significant demand for fixed rate mortgages. Consumer loans generally are made to individuals living in a Bank's defined market area who are known to the Bank's staff. Consumer loans are made for terms of up to seven years on a secured or unsecured basis. While consumer loans generally provide the Company with increased interest income, consumer loans may involve a greater risk of default. Loss experience in all categories has remained low over the past five years, with net charge offs being .36% of loans in 1996 and .04% in 1995. With respect to consumer loans in particular, net charge offs for the year ended December 31, 1996 were $436, or 1.38% of total consumer loans outstanding at December 31, 1996, and $23 in 1995, or .14% of total consumer loans outstanding at December 31, 1995.

The following table sets forth the maturity distribution and interest sensitivity of selected loan categories at December 31, 1996. Maturities are based upon contractual terms. The Company's policy is to specifically review and approve any loan renewed; no loans are automatically rolled over.


                        LOAN MATURITIES AND INTEREST SENSITIVITY
                                   DECEMBER 31, 1996
                                 (Dollars in thousands)


                                                One        Over
                                    One Year   Through     Five        Total
                                    or Less  Five Years    Years       Loans

Commercial, secured by real estate  $16,763    $10,347    $32,724    $ 59,834
Commercial, other                    22,679      8,183      3,046      33,908
Real estate construction              4,107          0         31       4,138
Agricultural                          6,641      1,783      1,626      10,050
                                    -------    -------    -------    --------
     Total                          $50,190    $20,313    $37,427    $107,930


Fixed rate loans                    $21,311    $11,782    $12,931    $ 46,024
Floating rate loans                  26,992      9,234     25,680      61,906
                                    -------    -------    -------    --------
     Total                          $48,303    $21,016    $38,611    $107,930

NONPERFORMING ASSETS

Nonperforming assets consist of loans on which interest is no longer accrued, certain restructured loans where interest rate or other terms have been renegotiated, accruing loans past due 90 days or more and real estate acquired through foreclosure.

The Company discontinues the accrual of interest on loans that become 90 days past due as to principal or interest unless they are adequately secured and in the process of collection. A loan remains in a nonaccrual status until doubts concerning the collectibility no longer exist. A loan is classified as a restructured loan when the interest rate is materially reduced or the term is extended beyond the original maturity date because of the inability of the borrower to service the loan under the original terms. Other real estate is recorded at the lower of cost or fair value less estimated costs to sell.

A summary of the components of nonperforming assets, including several ratios using period-end data, is shown below:


                              NONPERFORMING ASSETS
                             (Dollars in thousands)

                                                      DECEMBER 31
                                       ----------------------------------------
                                        1996     1995    1994    1993     1992

Nonaccrual loans                       $  423   $  592   $ 46   $  749   $  473
Accruing loans which are contractually
     past due 90 days or more             528      456    219      407      291
Restructured loans                          0        0      0        0        0
                                       ------   ------   ----   ------   ------
     Total nonperforming and
          restructured loans           $  951   $1,048   $265   $1,156   $  764
Other real estate and in-substance
     foreclosures                         485      132    393       51      328
                                       ------   ------   ----   ------   ------
     Total nonperforming and
          restructured loans and
          other real estate            $1,436   $1,180   $658   $1,207   $1,092
Nonperforming and restructured loans
     as a percentage of net loans         .44%     .93%   .32%    1.55%    1.17%
Nonperforming and restructured loans
     and other real estate as a
     percentage of total assets           .49%     .76%   .57%    1.11%    1.09%


Nonaccrual loans at December 31, 1996, were $423 compared to $592 at December 31, 1995 and $46 at December 31, 1994. The increase from 1994 is due to the acquisition of Citizens Bank of Sharpsburg on October 31, 1995, which accounted for all of the nonaccrual loans at December 31, 1996, and $539,000 of the total at December 31, 1995. Total nonperforming assets at December 31, 1996 were $1,436, an increase of $256 from the $1,180 reported at December 31, 1995. Of the $1,436 total nonperforming assets at December 31, 1996, $329 relates to Farmers Deposit Bank. Excluding Farmers Deposit Bank, total nonperforming assets decreased $73 from December 31, 1995, to December 31, 1996. Total nonperforming assets at December 31, 1995, were $522 more than the year-end 1994 amount of $658.

The Company continues to follow its long-standing policy of not engaging in international lending and not concentrating lending activity in any one industry.

The following table reflects interest income on nonaccrual and restructured loans for the five years ended December 31, 1996.

               INTEREST INCOME ON NON-ACCRUAL AND RESTRUCTURED LOANS

                              YEAR ENDED DECEMBER 31
                              (Dollars in thousands)

                                      1996    1995    1994    1993    1992

Contractual interest                   64      227     9       21      50
Interest recognized                     2       22     0        6       3


INVESTMENT ACTIVITIES

The securities portfolio consists of debt and equity securities which provide the Company with a long-term, relatively stable source of income. Additionally, the investment portfolio provides a balance to interest rate and credit risks in other categories of the balance sheet. The securities portfolio is also used as a secondary source of liquidity by the Company. The Company has classified all municipal securities and certain U. S. Treasury and Agency securities as held to maturity based on management's positive intent and ability to hold such securities to maturity. These municipal securities provide tax-free income and are within management's guidelines with respect to credit risk and market risk. The municipal securities have been issued principally by Kentucky municipalities. The U. S. Treasury and Agency securities are held as a source of stable, long-term income which can be used as collateral to secure municipal deposits and repurchase agreements. All other investment securities are classified as available for sale. The securities portfolio does not contain significant holdings in mortgage-backed securities, collateralized mortgage obligations or other mortgage-related derivative products and/or structured notes.

Securities as a percentage of average interest-earning assets decreased from 20.3% in 1994 to 18.6% in 1995 and 18.3% in 1996. At December 31, 1996,
investment securities represented 15.7% of interest-earning assets. These decreases in securities reflect management's emphasis on originating higher yielding loans and placing a lesser reliance on the securities portfolio for sources of income.

At December 31, 1996 and 1995, the Company had an investment in noncumulative perpetual preferred stock of First Guaranty Bank, Hammond, Louisiana. The market value of this investment approximated its book value which totaled $2,000 at December 31, 1996 and 1995. The dividend rate on the preferred stock is 2% in excess of the prime rate as in effect from time to time.

     The following tables present the carrying values and maturity distribution of investment securities.

                           CARRYING VALUE OF SECURITIES
                              (Dollars in thousands)

                                                      DECEMBER 31
                                              1996       1995       1994
U.S. Treasury and Federal agencies:
     Available for sale                      $17,418    $13,153    $ 8,698
     Held to maturity                          8,387      2,300      4,221
State and municipal obligations:
     Available for sale                        1,621          0          0
     Held to maturity                         12,190      6,347      4,965
Equity securities:
     Available for sale                        2,788      2,819      1,806
     Held to maturity                              0          0          0
Other securities:
     Available for sale                            0          0          0
     Held to maturity                            416         18          0
Total securities:
     Available for sale                       21,827     15,972     10,504
     Held to maturity                         20,993      8,665      9,186
                                             -------    -------    -------
Total                                        $42,820    $24,637    $19,690



                                            MATURITY DISTRIBUTION OF SECURITIES
                                                       December 31, 1996
                                                    (Dollars in thousands)

                                                         ONE      FIVE
                                              YEAR     THROUGH   THROUGH    OVER
                                               OR       FIVE       TEN       TEN      OTHER                MARKET
                                              LESS      YEARS     YEARS     YEARS   SECURITIES   TOTAL      VALUE
U.S. Treasury and Federal agencies:
     Available for sale                      $5,604    $ 9,139    $2,795    $    0    $    0    $17,538    $17,418
     Held to maturity                         2,109      5,680       598         0         0      8,387      8,376
State and municipal obligations:
     Available for sale                         380      1,204         0         0         0      1,584      1,621
     Held to maturity                           872      3,935     5,255     2,128         0     12,190     12,380
Other securities:
     Available for sale                           0          0         0         0     2,900      2,900      2,788
     Held to maturity                             0          0         0         0       416        416        416
Total securities:
     Available for sale                       5,984     10,343     2,795         0     2,900     22,022     21,827
     Held to maturity                         2,981      9,615     5,853     2,128       416     20,993     21,172
                                             ------    -------    ------    ------    ------    -------    -------
Total                                        $8,965    $19,958    $8,648    $2,128    $3,316    $43,015    $42,999
                                             ------    -------    ------    ------    ------    -------    -------
                                             ------    -------    ------    ------    ------    -------    -------
Percent of total                              20.84%     46.40%    20.10%     4.95%     7.71%    100.00%     99.96%
Weighted average yield*                        5.68%      5.68%     5.79%     5.63%     9.38%      5.99%      6.00%

*The weighted average yields are calculated on historical cost on a non tax-equivalent basis.

DEPOSIT ACTIVITIES

Managing the mix and repricing of deposit liabilities is an important factor affecting the Company's ability to maximize its net interest margin. The strategies used to manage interest-bearing deposit liabilities are designed to adjust as the interest rate environment changes. In this regard, management of the Company regularly assesses its funding needs, deposit pricing, and interest rate outlooks.

Total deposits averaged $185,450 in 1996, a 65.5% increase over 1995. Total deposits averaged $112,065 in 1995, an increase of $11,624 or 11.57% over 1994. Noninterest bearing deposits averaged 10.97% of total deposits in 1996, compared to 11.5% in 1995 and 11.4% in 1994.

At December 31, 1996, deposits totaled $235,574, compared to $136,246 at December 31, 1995, an increase of $99,328, or 72.9%. Of this $99,328 increase, $89,629 is attributable to the acquisition of Farmers Deposit Bancorp. Excluding Farmers Deposit Bancorp, deposits increased $9,699 from December 31, 1995, to December 31, 1996, representing a 7.1% increase.

The table below provides information on the maturities of time deposits of $100,000 or more at December 31, 1996.

                                MATURITY OF TIME
                          DEPOSITS OF $100,000 OR MORE


                                                             December 31, 1996
                                                             -----------------
                                                               (in thousands)

     Maturing 3 months or less                                    $  9,891
     Maturing over 3 months through 6 months                         3,791
     Maturing over 6 months through 12 months                       11,061
     Maturing over 12 months                                         8,907
                                                                  --------
     Total                                                        $ 33,650
                                                                  --------
                                                                  --------

The following table sets forth the average amount of and average rate paid on selected deposit categories during the past three full years.


                                                      1996                        1995                           1994
   CATEGORY                                  AMOUNT        RATE (%)      AMOUNT         RATE (%)        AMOUNT        RATE (%)
                                                           (Dollars in thousands)

Demand                                       $20,335           0%        $12,841            0%          $11,414           0%
NOW and money
  market accounts                             28,439        3.40          15,175         2.51            15,299        2.55
Savings                                       19,286        2.98          15,009         2.89            17,796        2.95
Certificates of deposit
  and other time                             117,390        5.74          69,040         5.73            55,932        4.42
                                             --------      ------       ---------       ------          --------      ------
     Total                                  $185,450        4.46%       $112,065         4.25%         $100,441        3.37%


CAPITAL

On May 22, 1996, the Company completed its initial public offering by selling 2,000,000 common shares at an offering price of $13.00 per share and on June 19, 1996, the Company completed the sale of an additional 300,000 common shares (which represented the Underwriters' over-allotment option) at a price of $13.00 per share. Total proceeds to the Company, net of the underwriting discount and issuance costs, were $27,066. The net proceeds were used to retire existing debt, $5,000, purchase Farmers Deposit Bancorp, $12,588, and retire Farmers Deposit Bancorp's existing debt of $1,850. The remaining $7,628 will be used to fund the future growth of the Company, including additional acquisitions.

The Company's principal source of funds for dividend payments to stockholders is dividends received from the subsidiary Banks. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid without prior approval of regulatory agencies in any calendar year is limited to the current year's net profits, as defined, combined with the retained net profits of the preceding two years, subject to the capital requirement limitations. During 1997, the Banks could, without prior approval, declare dividends to the Company of approximately $2,764 plus any 1997 net profits retained to the date of the dividend declaration.

The various regulatory agencies having supervisory authority over financial institutions have adopted risk-based capital guidelines which define the adequacy of the capital levels of regulated institutions. These risk-based capital guidelines require minimum levels of capital based upon the risk rating of assets and certain off-balance-sheet items. Assets and off-balance-sheet items are assigned regulatory-risk weights ranging from 0% to 100% depending on their level of credit risk. The guidelines classify capital in two tiers, Tier I and Tier II, the sum of which is total capital. Tier I capital is essentially common equity, less intangible assets. Tier II capital is essentially qualifying long-term debt and a portion of the allowance for possible loan losses.

The Company's capital ratios at December 31, 1996 and 1995, were as follows:

                          SELECTED CAPITAL INFORMATION
                             (Dollars in thousands)

                                                       DECEMBER 31
                                                1996       1995      CHANGE

Shareholders' Equity                         $39,863    $11,215      $28,648
Less disallowed amounts of goodwill
 and other intangibles                        (5,554)      (325)      (5,229)
Less disallowed amounts of deferred
 tax assets                                        0       (210)         210
Add unrealized loss on securities
 available for sale                               55         50            5
                                           ---------    -------    ---------
Tier I capital                               $34,364    $10,730      $23,634
Tier II capital adjustments:
 Allowance for loan losses                     2,522      1,416        1,106
                                           ---------    -------    ---------
Total capital                                $36,886    $12,146      $24,740

Total risk-weighted assets                  $215,438   $113,280     $102,158
Ratios
Tier I capital to risk-weighted assets         15.95%      9.47%
Total capital to risk-weighted assets          17.12%     10.72%
Leverage at year-end                           12.04%      6.92%

The Company believes that its capital, together with existing credit facilities and its ability to obtain future credit facilities, provides funds sufficient to support the Company's current operations.

On September 12, 1995, the Board of Directors approved a 5-for-4 stock split effective September 30, 1995, in the form of a dividend of the Company's common stock to shareholders of record on September 15, 1995.

On January 19, 1996, the Board of Directors approved a 2-for-1 stock split effective March 29, 1996, in the form of a share dividend to stockholders of record on February 22, 1996. Additionally, on March 15, 1996, the stockholders approved an amendment to the Company's articles of incorporation that increased the number of Common Shares authorized from 1,800,000 to 10,000,000, eliminated the $1.00 par value per share relating to Common Shares and authorized 1,000,000 preferred shares, without par value.

On January 19, 1996, the Board of Directors adopted, and on March 15, 1996, the stockholders approved the Premier Financial Bancorp, Inc. 1996 Employee Stock Ownership Incentive Plan, whereby certain employees of the Company are eligible to receive stock options under the Plan. A maximum of 100,000 shares of the Company's common stock (adjusted for the 2-for-1 stock split effected March 29, 1996) may be issued through exercise of these stock options. The option price is the fair market value of the Company's shares at the date of the grant.

LIQUIDITY

Liquidity for a financial institution can be expressed in terms of maintaining sufficient cash flows to meet both existing and unplanned obligations in a cost effective manner. Adequate liquidity allows the Company to meet the demands of both the borrower and the depositor on a timely basis, as well as pursuing other business opportunities as they arise. Thus, liquidity management embodies both an asset and liability aspect. Liquidity is maintained through the Company's ability to convert assets into cash, manage the maturities of liabilities and generate funds through the attraction of local deposits.

As part of its liquidity management, the Company maintains funding relationships with the Federal Home Loan Bank and other financial institutions, including approval for a two year $20 million revolving line of credit available for both general corporate purposes and future acquisitions. The Company prefers to manage its liquidity requirements generally through the matching of maturities of assets and liabilities.

The cash flow statements for the periods presented in the financial statements provide an indication of the Company's sources and uses of cash as well as an indication of the ability of the Company to maintain an adequate level of liquidity. A discussion of the cash flow statements for 1996, 1995 and 1994 follows.

Net cash provided from operating activities was $5,181, $1,813 and $1,051 for the years ended December 31, 1996, 1995 and 1994, respectively. The increases in net cash provided from operating activities was primarily due to higher net income and increases in non-cash expenses over the three year period.

Cash used in investing activities was $38,258, $19,062 and $6,631 for the years ended December 31, 1996, 1995 and 1994, respectively. Cash was used to fund net loan growth, the acquisition of the Farmers Deposit Bancorp, and the acquisition of additional premises and equipment. The Company's policy is to reinvest the proceeds from the sale, maturity and call of investment securities into similar type investment securities if such proceeds are not required to fund loans. In 1996, the Company received $10,599 and $2,241 from sales, calls and maturities of securities available for sale and securities held to maturity, respectively, and purchased $10,887 and $2,742 of securities available for sale and securities held to maturity, respectively. In 1995, the Company received proceeds of $11,903 and $2,213 from sales, calls and maturity of securities available for sale and securities held to maturity and purchased $13,083 and $1,674, respectively.

Cash provided from financing activities was $33,871, $18,647 and $5,590 for the years ended December 31, 1996, 1995 and 1994, respectively. The cash provided from financing activities in 1996 included $27,066 from the issuance of common stock - see CAPITAL. In 1995 and 1994, the cash provided from financing activities was primarily attributable to deposit growth and proceeds from debt and other borrowings.

Liquidity risk is the possibility that the Company may not be able to meet its cash requirements. Management of liquidity risk includes maintenance of adequate cash and sources of cash to fund operations and meet the needs of borrowers, depositors and creditors. Liquidity must be maintained at a level which is adequate but not excessive. Excess liquidity has a negative impact on earnings resulting from the lower yields on short-term assets.

In addition to cash, cash equivalents and Federal funds sold, the securities portfolio provides an important source of liquidity. The total of securities maturing within one year along with cash, due from banks and Federal funds sold totaled $26,734 as of December 31, 1996. Additionally, securities available-for-sale with maturities greater than one year and equity securities totaled $15,844 at December 31, 1996. These securities are available to meet liquidity needs on a continuing basis.

To maintain a desired level of liquidity, the Company has several sources of funds available. One is the cash flow generated daily from the Banks' various loan portfolios in the form of principal and interest payments. Another source is its deposit base. The Company maintains a relatively stable base of customer deposits which has historically exhibited steady growth. This growth, when combined with other sources, is expected to be adequate to meet its demand for funds. Due to the nature of the markets served by the Company's subsidiary banks, management believes that the majority of certificates of deposit of $100,000 or more are no more volatile than its core deposits. During a period of relatively stable interest rates, these balances have remained relatively the same for 1996 and 1995. Certificates of deposits and other time deposits of $100,000 or more represented approximately 14% and 15% of total deposits for 1996 and 1995, respectively. A number of techniques are used to measure the liquidity position, including the utilization of several ratios that are presented below. These ratios are calculated based on annual averages for each year.

                             LIQUIDITY RATIOS

                                                   1996       1995       1994

     Total loans/total deposits. . . . . . . . . .88.61%     81.66%     78.95%
     Total loans/total deposits less float . . . .90.06%     83.30%     83.44%
     Net short-term borrowings/total assets. . . . 3.22%      0.87%      0.43%

This analysis shows that the Company's loan to deposit ratios increased in 1996 and 1995 compared to the prior year due to an increase in loan demand that exceeded the increase in deposit activity.

Information regarding short-term borrowings for the past three years is presented in the following table.

                             SHORT-TERM BORROWINGS
                             (Dollars in thousands)


                                                1996         1995        1994

Federal funds purchased and repurchase
  agreements:

 Balance at year end                          $5,599         $747          $0

 Weighted average rate at year end              5.05%        3.25%          0%

 Average balance during the year              $3,582         $400        $302

 Weighted average rate during the year          5.14%        3.85%       5.30%

 Maximum month-end balance                    $6,496         $747        $650

Other short-term borrowings:

 Balance at year end                          $7,055         $755        $755

 Weighted average rate at year end              5.57%        6.05%       5.53%

 Average balance during the year              $3,660         $713        $179

 Weighted average rate during the year          5.68%        6.17%       5.58%

 Maximum month-end balance                    $8,555         $755        $755

Total short-term borrowings:

 Balance at year end                         $12,710       $1,502        $755

 Weighted average rate at year end              5.34%        4.88%       5.53%

 Average balance during the year              $7,242       $1,113        $481

 Weighted average rate during the year          5.41%        5.34%       5.40%

 Maximum month-end balance                   $15,051       $1,502      $1,405

Substantially all federal funds purchased and repurchase agreements mature in one business day. Other short-term borrowings principally represent Federal Home Loan Bank (FHLB) advances to Georgetown Bank (with varying maturity dates), which are funding residential mortgage and commercial loans.

INTEREST RATE SENSITIVITY

The interest spread and liability funding discussed above are directly related to changes in asset and liability mixes, volumes, maturities and repricing opportunities of interest-earning assets and interest-bearing liabilities. Interest-sensitive assets and liabilities are those which are subject to being repriced in the near term, including both floating or adjustable rate instruments and instruments approaching maturity. The interest sensitivity gap is the difference between total interest-sensitive assets and total interest-sensitive liabilities. Interest rates on the Company's various asset and liability categories do not respond uniformly to changing market conditions. Interest rate risk is the degree to which interest rate fluctuations in the marketplace can affect net interest income.

The need for interest sensitivity gap management is most critical in times of a significant change in overall interest rates. Management generally seeks to limit the exposure of the Company to interest rate fluctuations by maintaining a relatively balanced mix of rate sensitive assets and liabilities on a one-year time horizon. This mix is altered periodically depending upon management's assessment of current business conditions and the interest rate outlook.

One tool which is used to monitor interest rate risk is the interest sensitivity analysis as shown in the table below. This analysis reflects the repricing characteristics of assets and liabilities over various time periods. The gap indicates the level of assets and liabilities that are subject to repricing over a given time period.

As shown by the interest rate sensitivity analysis as of December 31, 1996, the total amount of the Company's interest earning assets repricing during the first year is less than the total amount of its interest bearing liabilities repricing during this period. This position, which is normally termed a negative interest sensitivity gap, generally allows for enhanced net interest income during periods of decreasing interest rates. This negative gap is within the Company's internal policy guidelines and is not expected to impact significantly the Company's net interest income during a period of rising interest rates.

The following table provides an analysis of the Company's interest rate sensitivity at December 31, 1996.

                                       INTEREST RATE SENSITIVITY ANALYSIS
                                             (Dollars in Thousands)

                                       0 - 90         91 DAYS -         1 - 5         OVER 5
                                        DAYS           1 YEAR            YEARS          YEARS         TOTAL
Assets
 Loans, net of unearned income        $62,890          $61,146         $52,292         $41,259       $217,587
 Investment securities                  6,606            6,637          18,203          11,374         42,820
 Federal funds sold                    10,635                0               0               0         10,635
                                      -------          -------         -------         -------       --------
    Total earning assets              $80,131          $67,783         $70,495         $52,633       $271,042

Sources of Funds
 NOW, money market and
    savings                           $28,979          $16,561         $17,192            $  0        $62,732
 Time deposits                         36,984           64,164          46,241             422        147,811
 Short-term borrowings                  9,611                0             100           5,322         15,033
                                     --------         --------        --------        --------       --------
    Total interest bearing
      deposits                        $75,574          $80,725         $63,533          $5,744       $225,576

Interest Sensitivity Gap
 For the period                        $4,557         $(12,942)        $6,962          $46,889        $45,466
 Cumulative                             4,557           (8,385)        (1,423)          45,466
 Cumulative as a percent of
 earning assets                          1.68%           (3.09%)         (.53%)         16.77%


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


     The Company's Financial Statements and related Independent Auditors' Report are presented in the following pages. The financial statements filed in this Item 8 are as follows:

     Independent Auditors' Report

     Financial Statements:
          Balance Sheets - December 31, 1996 and 1995
          Statements of Income - Years Ended December 31, 1996, 1995 and 1994 Statements of Changes in Stockholders' Equity - Years ended December 31, 1996, 1995 and 1994
          Statements of Cash Flows - Years ended December 31, 1996, 1995 and
          1994
          Notes to Financial Statements

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE

     There have been no changes in or disagreements with accountants on accounting or financial disclosure matters.

                      PREMIER FINANCIAL BANCORP, INC.
                            AND SUBSIDIARIES


                               CONTENTS


                                                            Pages

     INDEPENDENT AUDITORS' REPORT. . . . . . . . . . .        1

     FINANCIAL STATEMENTS:
        Consolidated Balance Sheets. . . . . . . . . .        2
        Consolidated Statements of Income. . . . . . .        3
        Consolidated Statements of Stockholders' Equity       4
        Consolidated Statements of Cash Flows. . . . .        5 - 6
        Notes to Consolidated Financial Statements . .        7 - 29

INDEPENDENT AUDITORS' REPORT

Board of Directors
Premier Financial Bancorp, Inc.
Georgetown, Kentucky

     We have audited the accompanying consolidated balance sheets of Premier Financial Bancorp, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of Premier Financial Bancorp, Inc. and Subsidiaries for the year ended December 31, 1994 were audited by other auditors whose report dated February 10, 1995 expressed an unqualified opinion on those statements.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Premier Financial Bancorp, Inc. and Subsidiaries as of December 31, 1996 and 1995 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



                              /s/ Eskew & Gresham, PSC
                              ------------------------------------
                                  Eskew & Gresham, PSC

Lexington, Kentucky
February 20, 1997

               PREMIER FINANCIAL BANCORP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                        December 31
                                                  1996                1995
   ASSETS
Cash and due from banks                      $  7,134,025         $  6,339,777
Federal funds sold                             10,635,000            6,340,000
Investment securities:
 Available for sale                            21,827,049           15,972,018
 Held to maturity                              20,993,089            8,665,217

Loans                                        $219,631,723         $113,775,359
 Unearned income                               (2,045,219)            (710,653)
 Allowance for loan losses                     (2,522,502)          (1,735,482)
                                             ------------         ------------
   Net loans                                 $215,064,002         $111,329,224
Federal Home Loan Bank stock                    1,542,900              291,300
Premises and equipment, net                     3,800,331            2,129,049
Interest receivable                             4,059,812            1,622,774
Real estate and other property
 acquired through foreclosure                     485,003              131,661
Income taxes refundable                            12,346              152,938
Deferred income taxes                             495,580              648,763
Goodwill                                        5,490,210              247,799
Other assets                                    1,025,337            1,604,119
                                             ------------         ------------
TOTAL ASSETS                                 $292,564,684         $155,474,639

   LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
 Non-interest bearing                        $ 25,031,198         $ 16,000,676
 Time deposits, $100,000 and over              33,650,498           20,237,290
 Other interest bearing                       176,892,272          100,008,471
                                             ------------         ------------
  Total deposits                             $235,573,968         $136,246,437
Securities sold under agreements
 to repurchase                                  5,599,420              747,118
Federal Home Loan Bank advances                 9,377,456              755,000
Interest payable                                1,333,601            1,147,986
Other liabilities                                 816,853              362,786
Debt                                                    0            5,000,000
                                             ------------         ------------
 Total liabilities                           $252,701,298         $144,259,327

Stockholders' Equity:
 Preferred stock, no par value;
  1,000,000 shares authorized; none
  issued or outstanding                      $          0         $          0
 Common stock, no par value;
  10,000,000 shares authorized;
  4,209,090 shares in 1996 (954,545
  shares in 1995) issued and
  outstanding                                     977,545              954,545
 Surplus                                       32,940,927            5,897,585
 Retained earnings                              6,111,715            4,493,184
 Net unrealized losses on securities
  available for sale                             (166,801)            (130,002)
                                             ------------         ------------
  Total stockholders' equity                 $ 39,863,386         $ 11,215,312

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $292,564,684         $155,474,639

              See notes to consolidated financial statements.

               PREMIER FINANCIAL BANCORP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                 Year Ended December 31
                                             1996          1995          1994
INTEREST INCOME:
     Loans, including fees               $16,968,515   $ 9,487,756   $ 7,700,113
     Investment securities -
       Taxable                             1,620,651       903,515       827,449
       Tax-exempt                            672,405       397,404       274,612
     Federal funds sold                      387,605       279,673       144,515
     Other interest income                    24,711        34,896        15,486
                                         -----------   -----------   -----------
       Total interest income             $19,673,887   $11,103,244   $ 8,962,175

INTEREST EXPENSE:
     Deposits                            $ 8,249,084   $ 4,767,554   $ 3,384,338
     Other borrowings                        420,527        60,030        26,066
     Debt                                    167,413       252,999        28,006
                                         -----------   -----------   -----------
       Total interest expense            $ 8,837,024   $ 5,080,583   $ 3,438,410

Net interest income                      $10,836,863   $ 6,022,661   $ 5,523,765
Provision for loan losses                    574,831        85,950       207,000
                                         -----------   -----------   -----------
Net interest income after provision
     for loan losses                     $10,262,032   $ 5,936,711   $ 5,316,765

NON-INTEREST INCOME:
     Service charges                     $   816,594   $   530,178   $   395,835
     Insurance commissions                   308,690       155,968        92,051
     Investment securities gains (losses)      1,459        (6,026)       69,716
     Other                                   357,447       145,108       126,820
                                         -----------   -----------   -----------
                                         $ 1,484,190   $   825,228   $   684,422
NON-INTEREST EXPENSES:
     Salaries and employee benefits      $ 3,764,716   $ 2,309,307   $ 1,982,111
     Occupancy and equipment expenses      1,068,272       857,039       659,264
     FDIC insurance                           31,558       123,965       222,142
     Professional fees                       188,758       139,593       234,769
     Taxes, other than payroll,
      property and income                    228,086       145,619       109,100
     Acquisition expenses                          0       110,296        37,139
     Amortization of goodwill                197,357         2,553             0
     Other expenses                        1,314,185       804,093       760,002
                                         -----------   -----------   -----------
                                         $ 6,792,932   $ 4,492,465   $ 4,004,527


Income before income taxes               $ 4,953,290   $ 2,269,474   $ 1,996,660
Provision for income taxes                 1,517,714       112,992       483,213
                                         -----------   -----------   -----------
NET INCOME                               $ 3,435,576   $ 2,156,482   $ 1,513,447

Primary earnings per share               $      1.05   $      1.13   $      0.80

              See notes to consolidated financial statements.

                 PREMIER FINANCIAL BANCORP, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                                                                 Net
                                                                                               Unrealized     Unrealized
                                                                                                Loss on      Gain (Loss)
                                                                                               Marketable   on Securities
                                           Common Stock                         Retained         Equity       Available
                                        Shares       Amount       Surplus       Earnings       Securities      for Sale       Total
Balances, January 1, 1994              752,080     $752,080    $5,959,425     $2,222,346         $(65,388)        $0     $8,868,463

Issuance of 125 shares of Georgetown
 Bancorp, Inc. common stock              1,284        1,284        14,341                                                    15,625

Cumulative effect of change in the
  method of accounting for investment
  securities                                                                                                 175,595        175,595

Decrease in unrealized loss on
  marketable equity securities                                                                     65,388                    65,388

Net change in unrealized losses on
  securities available for sale                                                                             (645,881)      (645,881)

Net income                                                                     1,513,447                                  1,513,447

Dividends ($.36 per share)                                                      (540,000)                                  (540,000)
                                     ---------    ---------    ----------     -----------                  ---------       ---------

Balances, December 31, 1994            753,364     $753,364    $5,973,766     $3,195,793         $      0  $(470,286)    $9,452,637

Issuance of 1,000 shares of
  Georgetown Bancorp, Inc.
  common stock                          10,272       10,272       114,728                                                   125,000

Net change in unrealized losses on
  securities available for sale                                                                              340,284        340,284

5-for-4 common stock split             190,909      190,909      (190,909)

Net income                                                                     2,156,482                                  2,156,482

Dividends ($.45 per share)                                                      (859,091)                                  (859,091)
                                     ---------    ---------    ----------     -----------                  ---------       ---------

Balances, December 31, 1995            954,545     $954,545    $5,897,585     $4,493,184         $      0  $(130,002)   $11,215,312

2-for-1 common stock split             954,545

Issuance of 2,300,000 shares of
  Premier Financial Bancorp, Inc.
  common stock                       2,300,000       23,000    27,043,342                                                27,066,342

Net change in unrealized losses on
  securities available for sale                                                                              (36,799)       (36,799)

Net income                                                                     3,435,576                                  3,435,576

Dividends ($.50 per share)                                                    (1,817,045)                                (1,817,045)
                                     ---------    ---------    ----------     -----------        --------  ---------    -----------

BALANCES, DECEMBER 31, 1996          4,209,090     $977,545   $32,940,927     $6,111,715         $      0  $(166,801)   $39,863,386


                       See notes to consolidated financial statements.

              PREMIER FINANCIAL BANCORP, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   Year Ended December 31
                                                       1996                  1995                  1994
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                       $  3,435,576          $  2,156,482           $ 1,513,447
 Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation                                        264,362               218,178               164,796
   Amortization, net                                   188,367                24,338                 6,681
   Provision for loan losses                           574,831                85,950               207,000
   Deferred income taxes                                 5,361              (221,516)              (85,323)
   FHLB stock dividends                                (38,900)               (4,100)                 (900)
   Investment securities losses (gains), net            (1,459)                6,026               (69,716)
   Changes in:
    Interest receivable                               (381,446)             (120,900)               45,907
    Other assets                                       732,955              (397,836)             (685,872)
    Interest payable                                  (200,975)              273,338                47,072
    Other liabilities                                  391,015                54,384              (129,491)
    Income taxes refundable                            211,407              (261,102)               37,230
                                                  -------------        ----------------        ---------------
    Net cash provided by operating activities     $  5,181,094          $  1,813,242           $ 1,050,831

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of deposits held in other banks         $          0          $          0           $  (523,609)
 Proceeds from maturity of deposits held in other
  banks                                                                      523,609                     0
 Purchases of securities available for sale        (10,886,829)          (13,082,611)           (5,637,170)
 Proceeds from sales of securities available
  for sale                                           2,499,125             7,553,462             4,452,459
 Proceeds from maturities and calls of securities
  available for sale                                 8,100,125             4,350,000             3,300,000
 Purchases of investment securities held to
  maturity                                          (2,741,799)           (1,673,728)           (1,081,135)
 Proceeds from maturities and calls of securities
  held to maturity                                   2,241,255             1,212,544               723,045
 Proceeds from sales of investment securities held
  to maturity                                                0             1,000,000                     0
 Purchases of FHLB stock                              (723,800)             (227,300)              (59,000)
 Net change in federal funds sold                   (2,945,000)             (395,000)             (108,000)
 Proceeds from sale of real estate acquired
  through foreclosure                                  131,701               291,760                32,000
 Net change in loans                               (22,402,722)          (16,725,288)           (7,411,964)
 Purchases of premises and equipment                  (972,976)           (1,327,066)             (391,664)
 Proceeds from sale of premises and equipment           20,085               437,132                73,685
 Cash payment related to acquisition, net of
  cash received                                    (10,576,808)             (999,742)                    0
                                                  -------------        ----------------        ------------
    Net cash used in investing activities         $(38,257,643)         $(19,062,228)          $(6,631,353)

              See notes to consolidated financial statements.
                                                                         Page 5

              PREMIER FINANCIAL BANCORP, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (CONTINUED)

                                                                   Year Ended December 31
                                                       1996                  1995                  1994
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net change in deposits                             $12,536,403           $15,134,179           $ 3,874,639
 Advances from Federal Home Loan Bank                 6,800,000                     0               755,000
 Repayment of Federal Home Loan Bank advances        (2,067,206)                    0                     0
 Debt proceeds                                                0             3,500,000             1,500,000
 Repayment of debt                                   (6,850,000)                    0                     0
 Net proceeds from issuance (repayment) of
  agreements to repurchase securities                (1,797,697)              747,118                     0
 Proceeds from issuance of common stock              27,066,342               125,000                     0
 Dividends paid                                      (1,817,045)             (859,091)             (540,000)
                                                 ----------------       ---------------     ----------------
   Net cash provided by financing activities        $33,870,797           $18,647,206           $ 5,589,639

Net increase in cash and cash equivalents              $794,248            $1,398,220                $9,117

Cash and cash equivalents at beginning of year        6,339,777             4,941,557             4,932,440
                                                 ----------------       ---------------     ----------------

CASH AND CASH EQUIVALENTS AT END
 OF YEAR                                            $ 7,134,025           $ 6,339,777           $ 4,941,557

SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION:
  Cash paid during the year for -
   Interest                                         $ 9,037,999           $ 4,807,245           $ 3,391,338
   Income taxes                                         990,000               644,234               698,027

SUPPLEMENTAL SCHEDULE OF NON-CASH
 INVESTING ACTIVITIES:
  Non-cash transfer from securities held to
   maturity to securities available for sale        $         0           $   500,000           $12,036,169
  Change in unrealized loss on marketable
  equity securities                                           0                     0                65,388
  Change in unrealized loss on securities
   available for sale                                   (36,799)              340,284              (470,286)
  Loans transferred to real estate acquired
   through foreclosure                                   80,849                16,000               382,675





              See notes to consolidated financial statements.

                PREMIER FINANCIAL BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A. Basis of Presentation - The consolidated financial statements include the accounts of Premier Financial Bancorp, Inc. (the Company) and its wholly-owned subsidiaries, Georgetown Bancorp, Inc., Georgetown, Kentucky; Citizens Deposit Bank & Trust, Vanceburg, Kentucky; Bank of Germantown, Germantown, Kentucky; Citizens Bank, Sharpsburg, Kentucky; and Farmers Deposit Bancorp, Eminence, Kentucky (the Banks). In addition, the Company has a data processing service subsidiary, Premier Data Services, Inc., Vanceburg, Kentucky. All material intercompany transactions and balances have been eliminated. Certain prior year amounts have been reclassified to conform with 1996 presentations.

     On March 24, 1995, the Company acquired Georgetown Bancorp, Inc. and its wholly-owned subsidiary, Georgetown Bank & Trust Co., Georgetown, Kentucky, in a business combination accounted for as a pooling of interests. The accompanying consolidated financial statements for 1995 are based on the assumption that the Companies were combined for the full year, and the financial statements of the prior year have been restated to give effect to the combination as if it occurred at the beginning of the earliest year presented.

     B. Nature of Operations - The Banks operate under state bank charters and provide full banking services, including trust services. As state banks, the Banks are subject to regulation by the Kentucky Department of Financial Institutions and the Federal Deposit Insurance Corporation (FDIC). The Company is also subject to regulation by the Federal Reserve Bank.

     C. Estimates in the Financial Statements - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     D. Cash and Cash Equivalents - For purposes of reporting cash flows, cash and cash equivalents include cash on hand and amounts due from banks.

     E. Investment Securities - The Company classifies its investment securities portfolio into three categories: trading, securities available for sale and securities held to maturity. Fair value adjustments are made to the securities based on their classification with the exception of the held to maturity category. The Company has no investments classified as trading.

     Investment securities available for sale are carried at fair value. Adjustments from amortized cost to fair value are recorded in stockholders' equity, net of related income tax, under net unrealized gains (losses) on securities available for sale. The adjustment is computed on the difference between fair value and cost adjusted for amortization of premiums and accretion of discounts which are recorded as adjustments to interest income using the constant yield method.

                PREMIER FINANCIAL BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                  (CONTINUED)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Investment securities for which the Banks have the positive intent and ability to hold to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts which, are recorded as adjustments to interest income using the constant yield method.

     Gains or losses on dispositions are based on the net proceeds and adjusted carrying amount of the securities sold using the specific identification method.

     F. Loans - Loans are stated at the amount of unpaid principal, reduced by unearned income and an allowance for loan losses. Interest income on loans is recognized on the accrual basis except for those loans in a nonaccrual income status. The accrual of interest on impaired loans is discontinued when management believes, after consideration of economic and business conditions and collection efforts, that the borrowers' financial condition is such that collection of interest is doubtful. When interest accrual is discontinued, interest income is subsequently recognized only to the extent cash payments are received.

     The allowance for loan losses is established through a provision for loan losses charged to expense. The allowance is an amount that management believes will be adequate to absorb losses on existing loans that may become uncollectible based on evaluations of the collectibility of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrowers' ability to pay. Loans are charged against the allowance for loan losses when management believes that the collection of the principal is unlikely.

     The allowance for loan losses on impaired loans is determined using the present value of estimated future cash flows of the loan, discounted at the loan's effective interest rate or the fair value of the underlying collateral. A loan is considered to be impaired when it is probable that all principal and interest amounts will not be collected according to the loan contract. The entire change in present value of expected cash flows is reported as provision for loan losses in the same manner in which impairment initially was recognized or as a reduction in the amount of provision for loan losses that otherwise would be reported.

     Certain loan origination fees and direct origination costs are capitalized and recognized as an adjustment of the yield on the related loan.

     G. Premises and Equipment - Premises and equipment are stated at cost less accumulated depreciation. Depreciation is recorded principally by the straight-line method over the estimated useful lives of the premises and equipment.

                PREMIER FINANCIAL BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                  (CONTINUED)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     H. Real Estate Acquired Through Foreclosure - Real estate acquired through foreclosure is carried at the lower of the recorded investment in the property or its fair value. The value of the underlying loan is written down to the fair value of the real estate to be acquired by a charge to the allowance for loan losses, if necessary. Any subsequent write-downs are charged to operating expenses. Certain parcels of real estate are being leased to third parties to offset holding period costs. Operating expenses of such properties, net of related income, and gains and losses on their disposition are included in other expenses.

     I. Purchase Method of Accounting - Net assets of subsidiaries acquired in purchase transactions are recorded at the fair value at the date of acquisition. The excess of cost over net assets acquired is included in goodwill on the consolidated balance sheets and is being amortized by the straight-line method over fifteen years.

     J. Income Taxes - The Company and its subsidiaries file a consolidated federal income tax return. The Subsidiaries are charged or credited an amount equal to the income tax that would have been applicable on a separate return basis.

     The Company uses the liability method for computing deferred income taxes. Under the liability method, deferred income taxes are based on the change during the year in the deferred tax liability or asset established for the expected future tax consequences of differences in the financial reporting and tax bases of assets and liabilities. The differences relate principally to premises and equipment, unrealized gains and losses on investment securities available for sale, net operating loss carryforwards, changes in tax methods of accounting, FHLB stock, and the allowance for loan losses.

     K. Per Share Information - Primary earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding and the number of shares of common stock which would be assumed outstanding under the treasury-stock method.

     L. Effect of New Accounting Standards - The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ", which requires the recognition of a loss on impaired assets when the carrying value of an asset exceeds its fair value and the carrying amount of the asset may not be recoverable. The Statement was adopted by the Company, as required, on January 1, 1996. The effect of adopting the new guidance was not material to the Company's consolidated financial statements.

                PREMIER FINANCIAL BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                  (CONTINUED)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", which defines the methods of accounting available for employee stock compensation plans. The Statement was adopted by the Company, as required, on January 1, 1996. The effect of adopting the new guidance was not material to the Company's consolidated financial statements.

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", which provides accounting and reporting guidance regarding various financial instruments and related transactions. The Statement was effective for transactions occurring after December 31, 1996 and was adopted by the Company, as required, on January 1, 1997. The effect of adopting the new guidance was not material to the Company's consolidated financial statements.

     M. Marketing Expense - The Company charges all marketing expenses to operations when incurred. No amounts have been established for any future benefits relative to these expenditures.

2.   BUSINESS COMBINATIONS

     On July 1, 1996, the Company acquired all of the outstanding shares of Farmers Deposit Bancorp, Eminence, Kentucky (Farmers Deposit), a one-bank holding company owning all of the shares of Farmers Deposit Bank, for cash. The total acquisition cost was $12,588,000, which exceeded the fair value of tangible net assets acquired by approximately $5,400,000. The combination was accounted for as a purchase and the results of operations of Farmers Deposit are included in the consolidated financial statements from July 1, 1996.

     The major categories of assets acquired and liabilities assumed from Farmers Deposit as of the acquisition date are as follows:

                                                      (In Thousands)
     Assets
          Cash and due from banks                        $  2,011
          Investment securities                            19,263
          Net loans                                        81,988
          Intangibles and other assets                      9,035
          Deposits                                         86,791
          Other borrowings                                 10,540
          Debt                                              1,850
          Other liabilities                                   528
                                                        ---------
               Total acquisition cost                   $  12,588

                PREMIER FINANCIAL BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                  (CONTINUED)

2.   BUSINESS COMBINATIONS (CONTINUED)

     Unaudited proforma condensed results of operations for the years ended December 31, 1996 and 1995, as though the above subsidiary had been acquired January 1, 1995 in a debt financed transaction are listed below. The results are not necessarily indicative of future consolidated operations.

                                                     Year Ended
                                                   1996       1995
                                                    (In Thousands)
     Net interest income after provision
          for loan losses                         $11,062   $ 7,894
     Other operating income                         1,761     1,336
     Other operating expenses                       8,178     7,025

     Net income                                   $ 3,202   $ 2,133

     Earnings per share                           $  0.97   $  1.12

     On October 31, 1995, the Company acquired all of the outstanding shares of Citizens Bank of Sharpsburg, Kentucky, for cash. The total acquisition cost was $1,496,387, which exceeded the fair value of tangible net assets acquired by approximately $248,000. This combination was accounted for as a purchase and the results of operations of Citizens Bank are included in the consolidated financial statements from November 1, 1995.

     The major categories of assets acquired and liabilities assumed from Citizens Bank as of the acquisition date are as follows:

                                              (In Thousands)

     Cash and due from banks                      $   497
     Investment securities                          3,976
     Net loans                                     14,316
     Intangibles and other assets                   1,365
     Deposits                                      18,273
     Other liabilities                                385
                                                  -------
          Total acquisition cost                  $ 1,496

     On March 24, 1995, the Company acquired Georgetown Bancorp, Inc. and its wholly-owned subsidiary, Georgetown Bank & Trust, Georgetown, Kentucky, in a business combination accounted for as a pooling of interests. All of the outstanding shares of Georgetown Bancorp were exchanged for 409,090 shares, as adjusted for subsequent stock splits, of the Company's common stock. The accompanying consolidated financial statements for 1995 are based on the assumption that the companies were combined for the full year, and financial statements of prior years have been restated to give effect of the combination. Georgetown Bancorp, Inc. had consolidated total assets of approximately $20,930,000 at the date of acquisition.

                PREMIER FINANCIAL BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                  (CONTINUED)

3.   RESTRICTIONS ON CASH AND DUE FROM BANKS

     Included in cash and due from banks are certain non-interest bearing deposits that are held at the Federal Reserve or maintained in vault cash in accordance with average balance requirements specified by the Federal Reserve Board of Governors. The average balance requirement was $936,000 and $549,000 at December 31, 1996 and 1995, respectively.

4.   INVESTMENT SECURITIES

     Amortized cost and fair value of investment securities, by category, at December 31, 1996 are as follows:

                                      Amortized     Unrealized   Unrealized      Fair
                                         Cost          Gains       Losses        Value
Available for sale:
     U. S. Treasury securities       $  4,097,702    $  4,691    $  (8,566)  $  4,093,827
     U. S. agency securities           13,440,767      40,445     (157,678)    13,323,534
     Obligations of states and
          political subdivisions        1,583,755      39,797       (2,165)     1,621,387
     Preferred  stock                   2,000,000           0            0      2,000,000
     Other equity securities              900,007           0     (111,706)       788,301
                                      -----------    --------    ---------    -----------
          Total available for sale    $22,022,231    $ 84,933    $(280,115)   $21,827,049

Held to maturity:
     U. S. Treasury securities        $ 2,058,469    $  5,787    $  (9,366)   $ 2,054,890
     U. S. agency securities            6,328,804      18,482      (26,209)     6,321,077
     Obligations of states and
          political subdivisions       12,190,012     249,553      (59,327)    12,380,238
     Asset-backed securities              415,804       3,933       (4,045)       415,692
                                      -----------    --------    ---------    -----------
          Total held to maturity      $20,993,089    $277,755    $ (98,947)   $21,171,897

                PREMIER FINANCIAL BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                  (CONTINUED)

4.   INVESTMENT SECURITIES (CONTINUED)

     Amortized cost and fair value of investment securities, by category, at December 31, 1995 are as follows:

                                    Amortized    Unrealized     Unrealized        Fair
                                      Cost          Gains         Losses          Value
Available for sale:
  U. S. Treasury securities        $ 2,546,872   $ 10,051      $  (1,241)      $ 2,555,682
  U. S. agency securities           10,680,473     17,575       (100,892)       10,597,156
  Preferred  stock                   2,000,000          0              0         2,000,000
  Other equity securities              900,000          0        (80,820)          819,180
                                   -----------   --------      ---------        ----------
     Total available for sale      $16,127,345   $ 27,626      $(182,953)      $15,972,018

Held to maturity:
  U. S. agency securities          $ 2,300,000   $      0      $ (41,110)      $ 2,258,890
  Obligations of states and
    political subdivisions           6,347,298     86,434        (45,521)        6,388,211
  Asset-backed securities               17,919        560              0            18,479
                                   -----------   --------      ---------        ----------
     Total held to maturity        $ 8,665,217   $ 86,994      $ (86,631)      $ 8,665,580


     The amortized cost and fair value of investment securities at December 31, 1996, by category and contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                Amortized             Fair
                                                   Cost              Value
  Available for sale:
    Due in one year or less                   $  5,984,146        $  5,982,638
    Due after one year through five years       10,343,229          10,281,226
    Due after five years through ten years       2,794,849           2,774,884
    Other securities                             2,900,007           2,788,301
                                              ------------        ------------
    Total available for sale                  $ 22,022,231        $ 21,827,049

  Held to maturity:
    Due in one year or less                   $  2,981,261        $  2,983,913
    Due after one year through five years        9,615,010           9,665,471
    Due after five years through ten years       5,852,879           5,953,674
    Due after ten years                          2,128,135           2,153,147
    Asset-backed securities                        415,804             415,692
                                              ------------        ------------
    Total held to maturity                    $ 20,993,089        $ 21,171,897

                PREMIER FINANCIAL BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                  (CONTINUED)

4.   INVESTMENT SECURITIES (CONTINUED)

     Proceeds from sales of investment securities during 1996, 1995 and 1994 were $2,499,125, $8,553,462 and $4,452,459, respectively. Gross gains of $70,
$25,650 and $73,990 and gross losses of $611, $31,676 and $4,274, respectively, were realized on those sales. Proceeds from maturities and calls of investment securities during 1996, 1995 and 1994 were $9,541,380, $5,562,544 and $4,023,045, respectively. Gross gains of $2,000 and no losses were realized on those calls during 1996. No gains or losses were realized on calls during 1995 and 1994.

     During 1995, the Company sold a security classified as held to maturity, with an amortized cost of $1,000,000 and a fair value of $1,000,000. The Company was notified by the issuer that the security was being called. The Company disposed of the security approximately five months prior to the call date in order to utilize the funds for reinvestment.

     During December, 1995, the Company made a one time transfer of investment securities from held to maturity to available for sale of $500,000, as allowed under the Financial Accounting Series Special Report, "A Guide to Implementation of Statement 115", issued in November, 1995. The investments were transferred at fair value at the date of transfer. This transfer did not have a material effect on the Company's stockholders' equity.

     At December 31, 1995, the Company's investment in noncumulative perpetual preferred stock of First Guaranty Bank, Hammond, Louisiana, exceeded 10% of stockholders' equity. The market value of these investments approximates their book value which totaled $2,000,000 at December 31, 1996 and 1995. The dividend rate on the preferred stock is 2% over the prevailing prime rate.

     Investment securities with an approximate carrying value of $23,836,619 and $8,015,000 at December 31, 1996 and 1995, respectively, were pledged to secure public deposits, trust funds, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

5.   LOANS

     Major classifications of loans are summarized as follows:

                                                December 31
                                              1996       1995
                                               (In Thousands)

     Commercial, secured by real estate      $59,834    $39,357
     Commercial, other                        33,908     17,889
     Real estate construction                  4,138      2,119
     Real estate mortgage                     76,600     32,678
     Agricultural                             10,050      5,216

                PREMIER FINANCIAL BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                  (CONTINUED)

5.   LOANS (CONTINUED)

                                                 December 31
                                             1996            1995
                                               (In Thousands)


     Consumer                                33,751         16,087
     Other                                    1,351            429
                                           --------       --------
                                           $219,632       $113,775
     Unearned interest                       (2,045)          (711)
     Allowance for loan losses               (2,523)        (1,735)
                                           --------       --------
                                           $215,064       $111,329

     Certain directors and executive officers of the Banks, including their immediate families and companies in which they have beneficial ownership, were loan customers of the Banks during 1996 and 1995. Total loans to these persons at December 31, 1996 and 1995 amounted to $3,726,218 and $4,067,191, respectively. Such loans were made in the ordinary course of business at the Banks' normal credit terms and interest rates. An analysis of the 1996 activity with respect to all director and executive officer loans is as follows:

     Balance, December 31, 1995                      $ 4,067,191
     Additions, including loans now
       meeting disclosure requirements                 1,821,817
     Amounts collected, including loans
       no longer meeting disclosure requirements      (2,162,790)
                                                     ------------
     Balance, December 31, 1996                      $ 3,726,218

     Changes in the allowance for loan losses were as follows:

                                                1996        1995        1994

     Balance, beginning of year              $1,735,482  $  886,175   $ 884,079
     Allowance related to acquired
       subsidiaries                             812,000     803,177           0
     Loans charged off                         (759,453)    (91,212)   (309,874)
     Recoveries                                 159,642      51,392     104,970
     Provision for loan losses                  574,831      85,950     207,000
                                             ----------  ----------   ---------
     Balance, end of year                    $2,522,502  $1,735,482   $ 886,175

                PREMIER FINANCIAL BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                  (CONTINUED)

5.   LOANS (CONTINUED)

     The Company's recorded investment in impaired loans was approximately $565,305 and $886,000 at December 31, 1996 and 1995, respectively, as measured using the value of the underlying collateral. Of those amounts, $272,799 and $401,000 represent loans for which an allowance for loan losses, in the amount of $180,159 and $101,000, respectively, has been established. The average recorded investment of impaired loans was approximately $489,500 and $424,000 for the years ended December 31, 1996 and 1995, respectively. Interest income recognized on impaired loans totaled approximately $2,000 and $26,000 for the years ended December 31, 1996 and 1995, respectively, which represented actual cash payments received on impaired loans.

6.   PREMISES AND EQUIPMENT

     Premises and equipment are summarized as follows:

                                                      December 31
                                                  1996             1995

     Land                                     $ 1,073,750     $   223,118
     Buildings and leasehold improvements       2,594,185       1,939,142
     Furniture and equipment                    2,823,491       2,424,905
                                              -----------     ------------
                                              $ 6,491,426     $ 4,587,165
     Less: accumulated depreciation            (2,691,095)     (2,458,116)
                                              -----------     ------------
                                              $ 3,800,331     $ 2,129,049

     Depreciation expense was $264,362, $218,178 and $164,796 in 1996, 1995 and 1994, respectively.

7.   DEPOSITS

     At December 31, 1996, the scheduled maturities of time deposits are as follows:

      1997                                         $101,148,226
      1998                                           30,938,967
      1999                                           11,479,698
      2000                                            3,306,873
      2001 and thereafter                               937,611
                                                   -------------
                                                   $147,811,375

     Certain directors and executive officers of the Banks and companies in which they have beneficial ownership are deposit customers of the Banks. The amount of these deposits was approximately $7,902,000 at December 31, 1996.

                PREMIER FINANCIAL BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                  (CONTINUED)

8.   SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

     Securities sold under agreements to repurchase generally mature within one to ninety days from the transaction date. Information concerning securities sold under agreements to repurchase is summarized as follows:

                                                           December 31
                                                       1996            1995

     Average balance during the year                $3,582,000       $400,000
     Average interest rate during the year                5.14%          3.85%
     Maximum month-end balance during the year      $6,495,743       $747,118

     U. S. Treasury and agency securities underlying the agreements are as follows:

                                                           December 31
                                                       1996            1995

     Carrying value                                 $6,221,104       $861,377
     Estimated fair value                           $6,216,000       $862,000

9.   FEDERAL HOME LOAN BANK ADVANCES

     The Banks own stock of the Federal Home Loan Bank (FHLB) of Cincinnati, Ohio. This stock allows the Banks to borrow advances from the FHLB which the Banks use to fund long-term fixed rate mortgages.

     At  December 31, 1996 and 1995, $9,377,456 and $755,000, respectively, represented the balance due on the above advances from the FHLB. All advances are paid either on a monthly basis or at maturity, over remaining terms of one to nineteen years, with interest rates ranging from 4.65% to 8.45%. Advances are secured by the FHLB stock with a cost of $1,452,900, and all single family first mortgage loans of the participating Banks. Scheduled principal payments due on advances during the five years subsequent to December 31, 1996 are as follows: 1997 - $7,785,997; 1998 - $174,259; 1999 - $480,367; 2000 - $105,050;
2001 and years thereafter - $831,783.

10.  DEBT

     Debt consists of the following:
                                                           December 31
                                                       1996            1995
     Revolving note, $5,000,000 maximum limit,
     secured by 100% of the common stock of the
     subsidiary Banks, interest at prime rate,
     payable monthly, principal due at
     maturity, June 30, 1996.                       $        0      $5,000,000

                PREMIER FINANCIAL BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                  (CONTINUED)

10.  DEBT (CONTINUED)

     The revolving note described above was paid off from proceeds of the Company's initial public offering in May 1996.

11.  LINE OF CREDIT

     In February 1997, the Company received approval for a two year, $20 million revolving line of credit from a financial institution. The line of credit is available for general corporate purposes, including acquisitions. The credit agreement contains certain covenants and performance terms. The common stock of the subsidiary banks is pledged to secure the revolving line of credit.

12.  INCOME TAXES

     The components of the provision for income taxes are as follows:

                                         1996         1995        1994

     Current                          $1,512,353    $334,508    $568,536
     Deferred                              5,361     282,659     (92,463)
     Change in valuation allowance             0    (504,175)      7,140
                                      ----------    --------    --------
                                      $1,517,714    $112,992    $483,213

     The Company's deferred tax assets and liabilities at December 31, 1996 and 1995 are shown below. Based upon the level of historical taxable income over the three years prior to December 31, 1995 and projections for future taxable income over the three years subsequent to December 31, 1995 in which deferred tax assets were expected to become deductible, management believed it more likely than not that the Company would realize the benefits of these deductible differences; therefore, no valuation allowance for the realization of deferred tax assets was considered necessary at December 31, 1995. Additionally, no valuation allowance is considered necessary at December 31, 1996.

                                                   1996        1995
     Deferred tax assets:
      Allowance for loan losses                  $337,871    $287,852
      NOL carryforwards                           330,426     435,116
      Unrealized loss on investment securities     28,382      25,325
      Other                                        19,093           0
                                                 --------    --------
        Total deferred tax assets                $715,772    $748,293

                PREMIER FINANCIAL BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                  (CONTINUED)

12.  INCOME TAXES (CONTINUED)

                                                   1996        1995
     Deferred tax liabilities:
      Change in accounting method               $ (12,874)   $(22,461)
      Depreciation                               (127,755)    (44,820)
      Federal Home Loan Bank dividends            (43,520)     (1,020)
      Other                                       (36,043)    (31,229)
                                                ---------    --------
       Total deferred tax liabilities           $(220,192)   $(99,530)

       Net deferred tax asset                   $ 495,580    $648,763


     At December 31, 1996, two of the subsidiary Banks had net operating loss carryforwards totaling approximately $972,000, which begin expiring in 2005. The utilization of these net operating loss carryforwards is subject to limitations imposed by Section 382 of the Internal Revenue Code.

     An analysis of the differences between the effective tax rates and the statutory U.S. federal income tax rate is as follows:

                                                         (In Thousands)
                                           1996              1995              1994
U. S. federal income tax rate         $1,684    34.0%    $ 772    34.0%    $ 679    34.0%

Changes from the statutory rate:
  Tax-exempt investment income          (240)   (4.8)     (141)   (6.2)     (100)   (5.0)

  Non-deductible interest expense
   related to carrying tax-exempt
   investments                            28     0.5        15     0.7        12     0.6

  Tax credits                            (70)   (1.4)      (69)   (3.0)      (18)   (0.9)

  Change in valuation allowance            0     0.0      (504)  (22.2)        7     0.3

  Goodwill amortization                   67     1.3         1     0.0         0     0.0

  Other                                   49     1.0        39     1.7       (97)   (4.8)
                                      ------    ----     -----    ----     -----    ----
                                      $1,518    30.6%    $ 113     5.0%    $ 483    24.2%

     Income taxes (benefits) applicable to investment securities gains (losses) were $496, $(2,049) and $23,703 for 1996, 1995 and 1994, respectively.

                PREMIER FINANCIAL BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                  (CONTINUED)

13.  OPERATING LEASE COMMITMENTS

     The Company has entered into lease agreements for certain premises and equipment.

     Future minimum lease payments under the leases during the five years subsequent to December 31, 1996 are as follows:

          1997                             $ 149,179
          1998                               145,496
          1999                               142,865
          2000                               138,600
          2001                                     0

     Total rental expense incurred amounted to approximately $156,091, $19,000 and $80,000 in 1996, 1995 and 1994, respectively.

14.  EMPLOYEE BENEFIT PLANS

     The Company has qualified profit sharing plans which cover substantially all employees. Profit sharing contributions are at the discretion of the Company's Board of Directors. Profit sharing contributions were $171,500, $103,744 and $88,730 in 1996, 1995 and 1994, respectively.

     On March 15, 1996, the shareholders approved adoption of the Premier Financial Bancorp, Inc. 1996 Employee Stock Ownership Incentive Plan (the
Plan), whereby certain employees of the Company are eligible to receive incentive stock options under the Plan. The Plan is accounted for in accordance with Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Under the Plan, a maximum of 100,000 shares, as adjusted for the 2-for-1 stock split effective March 29, 1996, of the Company's common stock may be issued through the exercise of these incentive stock options. The option price is the fair market value of the Company's shares at the date of the grant. The options are exercisable ten years from the date of grant. At December 31, 1996, the Company had granted options to certain key employees to purchase 40,000 shares at an option price of $13.00 per share, of which 14,000 are currently eligible for exercise.

     Although the Company has elected to follow APB No. 25, Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock Based Compensation" requires pro forma disclosure of net income and earnings per share as if the Company had accounted for its employee stock options under that Statement. The fair value of each option grant was estimated on the grant date using an option-pricing model.

                PREMIER FINANCIAL BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                  (CONTINUED)

14.  EMPLOYEE BENEFIT PLANS (CONTINUED)

     Under SFAS No. 123, compensation cost is recognized in the amount of the estimated fair value of the options and amortized to expense over the options' vesting period. The pro forma effect on 1996 net income and earnings per share of this statement are as follows:

     Net income
          As reported                          $3,435,576
          Pro forma                            $3,410,628

     Primary earnings per share
          As reported                          $     1.05
          Pro forma                            $     1.04

15.  RELATED PARTY TRANSACTIONS

     During the years ended December 31, 1996, 1995 and 1994, the Company paid approximately $241,000, $65,000 and $53,000, respectively, for printing and supplies from a company affiliated by common ownership. The Company also paid this affiliate approximately $317,000, $223,000 and $185,000 in 1996, 1995 and 1994, respectively, to permit the Company's employees to participate in its employee medical benefit plan.

     The Company has purchased and currently holds noncumulative perpetual preferred stock with a carrying value of $2,000,000 in a bank in Louisiana controlled by the Company's largest shareholder. The dividend rate on the preferred stock is 2% over the prevailing prime rate.

16.  DIVIDEND LIMITATIONS

     The Company's principal source of funds for dividend payments is dividends received from the subsidiary Banks. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year's net profits, as defined, combined with the retained net profits of the preceding two years, subject to the capital requirements as defined below. During 1997, the Banks could, without prior approval, declare dividends of approximately $2,764,000 plus any 1997 net profits retained to the date of the dividend declaration.

17.  STOCKHOLDERS' EQUITY

     On May 22, 1996, the Company completed its initial public offering by selling 2,000,000 common shares at an offering price of $13.00 per share and on June 19, 1996, the Company completed the sale of an additional 300,000 common shares (which represented the Underwriters' over-allotment option) at a price of $13.00 per share. Total proceeds to the Company, net of the underwriting discount and issuance costs, were $27,066,342.

                PREMIER FINANCIAL BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                  (CONTINUED)

17.  STOCKHOLDERS' EQUITY (CONTINUED)

     On March 15, 1996, the shareholders approved a 2-for-1 stock split effective March 29, 1996, in the form of a dividend of the Company's common stock to shareholders of record on February 22, 1996. Additionally, the shareholders approved an increase in the number of common stock shares authorized from 1,800,000 to 10,000,000, approved a change in the par value of the common shares from $1 to no par value and approved the authorization of 1,000,000 preferred shares, without par value.

     On September 12, 1995, the Board of Directors approved a 5-for-4 stock split effective September 30, 1995, in the form of a dividend of the Company's common stock to shareholders of record on September 15, 1995. All references in the accompanying financial statements to the number of average shares and per share data have been restated to reflect the stock splits except for the number of shares issued and outstanding at December 31, 1995, as reflected on the consolidated balance sheets.

18.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

     Cash and Cash Equivalents - For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

     Federal Funds Sold - For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

     Investment Securities - For investment securities, fair values are based on quoted market prices or dealer quotes.

     Loans - Fair value is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

     Federal Home Loan Bank Stock - For FHLB stock, carrying value is a reasonable estimate of fair value.

     Deposit Liabilities - The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated by discounting future cash flows using the rates currently offered for deposits of similar remaining maturities.

                PREMIER FINANCIAL BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                  (CONTINUED)

18.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
      (CONTINUED)

     Securities Sold Under Agreements to Repurchase - For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

     Federal Home Loan Bank Advances - Rates currently available to the Company for advances with similar terms and remaining maturities are used to estimate fair value of existing debt.

     Debt - The carrying value of variable rate borrowed funds is a reasonable estimate of fair value.

     Commitments to Extend Credit and Standby Letters of Credit - Commitments to extend credit and standby letters of credit represent agreements to lend to a customer at the market rate when the loan is extended, thus the commitments and letters of credit are not considered to have a fair value.

     The fair values of the Company's financial instruments at December 31, 1996 and 1995 are as follows:

                                                 1996                            1995
                                       Carrying         Fair           Carrying         Fair
                                        Amount          Value           Amount          Value
Financial assets:
  Cash and cash equivalents          $  7,134,025    $  7,134,000    $  6,339,777    $  6,340,000
  Federal funds sold                   10,635,000      10,635,000       6,340,000       6,340,000
  Investment securities                42,820,138      42,704,000      24,637,235      24,638,000
  Federal Home Loan Bank
    stock                               1,542,900       1,543,000         291,300         291,000
  Loans                               217,586,504     217,618,000     113,064,706     114,631,000
  Less: allowance for loan
    losses                             (2,522,502)     (2,523,000)     (1,735,482)     (1,735,000)
                                     ------------    ------------    ------------    -------------
                                     $277,196,065    $277,111,000    $148,937,536    $150,505,000

Financial liabilities:
  Deposits                           $235,573,968    $237,354,000    $136,246,437    $137,729,000
  Securities sold under
    agreements to repurchase           5,599,420       5,604,000         747,118         747,000
  Federal Home Loan Bank
    advances                           9,377,456       9,412,000         755,000         755,000
  Debt                                         0               0       5,000,000       5,000,000
                                     ------------    ------------    ------------    ------------
                                     $250,550,844    $252,370,000    $142,748,555    $144,231,000

                PREMIER FINANCIAL BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                  (CONTINUED)

19.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

     The Banks are parties to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of their customers. These financial instruments include standby letters of credit and commitments to extend credit in the form of unused lines of credit. The Banks use the same credit policies in making commitments and conditional obligations as they do for on-balance sheet instruments.

     At December 31, 1996 and 1995, the Banks had the following financial instruments whose approximate contract amounts represent credit risk:

                                              1996          1995

     Standby letters of credit             $1,081,875    $   953,900

     Commitments to extend credit          $9,667,341    $ 4,571,904

     Standby letters of credit represent conditional commitments issued by the Banks to guarantee the performance of a third party. The credit risk involved in issuing these letters of credit is essentially the same as the risk involved in extending loans to customers.

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Banks evaluate each customer's creditworthiness on a case-by-case basis. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Collateral held varies but may include accounts receivable, inventory, property and equipment, and income producing properties.

20.  CONCENTRATION OF CREDIT RISK

     The Banks grant residential, commercial and consumer related loans to customers primarily located in Lewis, Bracken, Scott, Bath, Henry and adjoining counties in Kentucky. Although they have diverse loan portfolios, a substantial portion of their debtors' ability to perform is somewhat dependent on the economic conditions of the counties in which they operate.

21.  LEGAL PROCEEDINGS

     Legal proceedings involving the Company and its subsidiaries periodically arise in the ordinary course of business, including claims by debtors and their related interests against the Company's subsidiaries following initial collection proceedings. These legal proceedings sometimes can involve claims for substantial damages. At December 31, 1996, management is unaware of any legal proceedings, of which the ultimate result would have a material adverse effect upon the consolidated financial statements of the Company.

                PREMIER FINANCIAL BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                  (CONTINUED)


22.  REGULATORY MATTERS

     The Company and the subsidiary Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework from prompt corrective action, the Company and the Banks must meet specific guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Company and Banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1996, the Company and the Banks meet all capital adequacy requirements to which they are subject.

     As of December 31, 1996, the most recent notification from the Federal Reserve Bank categorized the Company as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Company's category.

     The Company's and the Banks' capital amounts and ratios as of December 31, 1996 are presented in the table below.

                                                                                               To Be Well
                                                                                               Capitalized
                                                                                              Under Prompt
                                                                        For Capital            Corrective
                                                   Actual            Adequacy Purposes      Action Provisions
                                             Amount      Ratio        Amount     Ratio       Amount      Ratio
Total Capital (to Risk-Weighted Assets):
  Consolidated                            $36,887,000    17.12%    $17,235,000    8.0%    $21,544,000    10.0%
  Citizens Deposit Bank                     8,085,000    11.75       5,505,000    8.0       6,882,000    10.0
  Farmers Deposit Bank                     10,878,000    13.20       7,012,000    8.0       8,765,000    10.0
  Georgetown Bancorp                        4,007,000    15.38       2,084,000    8.0       2,605,000    10.0
  Citizens Bank                             2,335,000    14.64       1,276,000    8.0       1,596,000    10.0
  Bank of Germantown                        2,102,000    15.75       1,068,000    8.0       1,334,000    10.0

                PREMIER FINANCIAL BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                  (CONTINUED)


22.  REGULATORY MATTERS (CONTINUED)

                                                                                               To Be Well
                                                                                               Capitalized
                                                                                              Under Prompt
                                                                        For Capital            Corrective
                                                   Actual            Adequacy Purposes      Action Provisions
                                             Amount      Ratio        Amount     Ratio       Amount     Ratio
Tier I Capital (to Risk-Weighted Assets):
     Consolidated                         $34,364,000    15.95%    $ 8,618,000    4.0%    $12,926,000    6.0%
     Citizens Deposit Bank                  7,375,000    10.72       2,753,000    4.0       4,129,000    6.0
     Farmers Deposit Bank                  10,003,000    12.14       3,506,000    4.0       5,259,000    6.0
     Georgetown Bancorp                     3,724,000    14.29       1,042,000    4.0       1,563,000    6.0
     Citizens Bank                          2,136,000    13.39         638,000    4.0         957,000    6.0
     Bank of Germantown                     1,940,000    14.54         534,000    4.0         801,000    6.0


Tier I Capital (to Average Assets):
     Consolidated                         $34,364,000    12.04%    $11,704,000    4.0%    $14,631,000    5.0%
     Citizens Deposit Bank                  7,375,000     8.73       3,379,000    4.0       4,223,000    5.0
     Farmers Deposit Bank                  10,003,000     8.95       4,685,000    4.0       5,857,000    5.0
     Georgetown Bancorp                     3,724,000    10.51       1,417,000    4.0       1,771,000    5.0
     Citizens Bank                          2,136,000     8.88         937,000    4.0       1,216,000    5.0
     Bank of Germantown                     1,940,000     9.86         787,000    4.0         984,000    5.0

                                PREMIER FINANCIAL BANCORP, INC. AND SUBSIDIARIES
                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                                 (CONTINUED)



23.  PARENT COMPANY FINANCIAL STATEMENTS


                           Condensed Balance Sheets
                                                             December 31
                                                          1996          1995
   ASSETS
Cash                                                $  1,653,723   $    361,651
Interest bearing deposits in subsidiary banks          4,047,000              0
                                                    ------------     ----------
 Total cash and cash equivalents                    $  5,700,723   $    361,651


Investment in subsidiaries                            30,988,028     12,952,170
Other investments                                      2,000,000      2,000,000
Premises and equipment                                 1,186,609        596,639
Other assets                                             114,219        400,133
                                                    ------------    -----------
TOTAL ASSETS                                        $ 39,989,579   $ 16,310,593

   LIABILITIES AND STOCKHOLDERS' EQUITY
Debt                                                $          0   $  5,000,000
Other liabilities                                        126,193         95,281
                                                    ------------    -----------
   Total liabilities                                $    126,193   $  5,095,281

Stockholders' equity:
 Preferred stock, no par value; 1,000,000 shares
  authorized; none issued or outstanding            $          0   $          0
 Common stock, no par value; 10,000,000 shares
  authorized; 4,209,090 shares in 1996 (954,545
  shares in 1995) issued and outstanding                 977,545        954,545
 Surplus                                              32,940,927      5,897,585
 Retained earnings                                     6,111,715      4,493,184
 Net unrealized losses on securities
  available for sale                                    (166,801)      (130,002)
                                                    ------------     ----------
   Total stockholders' equity                       $ 39,863,386   $ 11,215,312

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 39,989,579   $ 16,310,593

                            PREMIER FINANCIAL BANCORP, INC. AND SUBSIDIARIES
                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                              (CONTINUED)





23.  PARENT COMPANY FINANCIAL STATEMENTS (CONTINUED)

                                       Condensed Statements of Income

                                                                 Year Ended December 31
                                                             1996         1995           1994
Income:
 Dividends from subsidiary banks                     $  596,745       $  1,825,000      $  553,002
 Other income                                           433,674            176,794          28,671
                                                     ----------       -------------     ----------
  Total income                                       $1,030,419       $  2,001,794      $  581,673

Expenses:
 Interest expense                                    $  167,413       $    252,999      $   28,006
 Other expenses                                         472,558            341,627         127,315
                                                     ----------       -------------     ----------
  Total expenses                                     $  639,971       $    594,626      $  155,321
Income before income taxes and
 equity in undistributed income of
 subsidiaries                                        $  390,448       $  1,407,168      $  426,352

Applicable income tax benefits                           95,222            178,065          30,157
                                                     ----------       -------------     ----------
Income before equity in undistributed
 income of subsidiaries                              $  485,670       $  1,585,233      $  456,509

Equity in undistributed income of
 subsidiaries                                         2,949,906            571,249       1,056,938
                                                     ----------       -------------     ----------
NET INCOME                                           $3,435,576       $  2,156,482      $1,513,447

                            PREMIER FINANCIAL BANCORP, INC. AND SUBSIDIARIES
                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                              (CONTINUED)


23.  PARENT COMPANY FINANCIAL STATEMENTS (CONTINUED)

                                         Condensed Statements of Cash Flows

                                                                            Year Ended December 31
                                                                       1996           1995        1994

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                       $  3,435,576      $  2,156,482    $  1,513,447
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation                                                         27,704            10,632               0
   Equity in undistributed income of
    subsidiaries                                                    (2,949,906)         (571,249)    (1,056,938)
   Change in other assets                                              285,914          (258,633)       (16,866)
   Change in other liabilities                                          30,912            88,681          6,600
                                                                  ------------      ------------    -----------
    Net cash provided by operating activities                     $    830,200      $  1,425,913    $   446,243

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of subsidiary banks                                     $(12,622,751)     $ (1,496,387)   $         0
 Capital contributed to subsidiaries                                (2,500,000)       (1,401,000)             0
 Purchase of other investments                                               0          (500,000)    (1,500,000)
 Purchase of premises and equipment                                   (617,674)         (607,341)             0
                                                                  ------------      ------------    -----------
  Net cash used in investing activities                           $(15,740,425)     $ (4,004,728)   $(1,500,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Dividends paid                                                   $ (1,817,045)     $   (859,091)   $  (540,000)
 Proceeds from issuance of common stock                             27,066,342                 0              0
 Proceeds from debt                                                          0         3,500,000      1,500,000
 Repayment of debt                                                  (5,000,000)                0              0
                                                                  ------------      ------------    -----------
 Net cash provided by financing activities                        $ 20,249,297      $  2,640,909    $  960,000

Net increase (decrease) in cash and cash equivalents              $  5,339,072      $     62,094    $  (93,757)

Cash and cash equivalents at beginning of year                         361,651           299,557       393,314
                                                                  ------------      ------------    -----------
CASH AND CASH EQUIVALENTS AT END
 OF YEAR                                                         $   5,700,723      $    361,651    $  299,557


                                 PART III

ITEM 10, 11, 12 AND 13. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; EXECUTIVE COMPENSATION; SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT; AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by these Items is omitted because the Corporation is filing a definitive proxy statement pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report which includes the required information. The required information contained in the Corporation's proxy statement is incorporated herein by reference.

                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

   1. Financial Statements:

      Independent Auditors' Report
      Balance Sheets - December 31, 1996 and 1995
      Statements of Income - Years Ended December 31, 1996, 1995 and 1994 Statements of Changes in Stockholders' Equity - Years Ended December 31, 1996, 1995 and 1994
      Statements of Cash Flows - Years Ended December 31, 1996, 1995 and 1994 Notes to Financial Statements

   2. Financial Statement Schedules:

      No financial statement schedules have been included as part of this report because they are either not required or the information is otherwise included.

   3. List of Exhibits:

      The following is a list of exhibits required by Item 601 of Regulation S-K and by paragraph (c) of this Item 14.

      EXHIBIT
      NUMBER      DESCRIPTION OF DOCUMENT
      -------     ------------------------
       3.1        Form of Articles of Incorporation of registrant (included as
                  Exhibit 3.1 to registrant's Registration Statement on Form S-
                  1, Registration No. 333-1702, filed on February 28, 1996 with the Commission and incorporated herein by reference).

       3.2 Form of Articles of Amendment to Articles of Incorporation effective March 15, 1996 re: amendment to Article IV (included as Exhibit 3.2 to registrant's Amendment No. 1 to Registration Statement on Form S-1, Registration No. 333-1702, filed on March 25, 1996 with the Commission and incorporated herein by reference).

       3.3 Bylaws of registrant (included as Exhibit 3.2 to registrant's Registration Statement on Form S-1, Registration No. 333-1702, filed on February 28, 1996 with the Commission and incorporated herein by reference).

       10.1 Amended and Restated Preferred Stock Purchase Agreement dated as of September 29, 1994 between First Guaranty Bank, Hammond, Louisiana, and registrant (included as Exhibit 10.3 to registrant's Registration Statement on Form S-1, Registration No. 333-1702, filed on February 28, 1996 with the Commission and incorporated herein by reference).

       10.2 Employment Agreement dated March 16, 1992, between Georgetown Bank & Trust Company and Gardner E. Daniel (included as
                  Exhibit 10.4 to registrant's Registration Statement on Form S-1, Registration No. 333-1702, filed on February 28, 1996 with the Commission and incorporated herein by reference).

       10.3 Deferred Compensation Agreement dated December 17, 1992, between Georgetown Bank & Trust Company and Gardner E. Daniel (included as Exhibit 10.5 to registrant's Registration Statement on Form S-1, Registration No. 333-1702, filed on February 28, 1996 with the Commission and incorporated herein by reference).

       10.4 Premier Financial Bancorp, Inc. 1996 Employee Stock Ownership Incentive Plan (included as Exhibit 10.6 to registrant's Registration Statement on Form S-1, Registration No. 333-1702, filed on February 28, 1996 with the Commission and incorporated herein by reference).

       16 Letter of McNeal, Williamson & Co. regarding change in certifying accountant (included as Exhibit 16 to registrant's Amendment No. 1 to Registration Statement on Form S-1, Registration No. 333-1702, filed on March 25, 1996 with the Commission and incorporated herein by reference).

       21         Subsidiaries of registrant

       23.1       Consent of Eskew & Gresham, P.S.C.

       23.2       Consent of McNeal, Williamson & Co.

(b REPORTS ON FORM 8-K

   No reports on Form 8-K were filed the last quarter of the period covered by this report.

                                    SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Georgetown, Commonwealth of Kentucky, on the 26th day of March, 1997.

                                         PREMIER FINANCIAL BANCORP, INC.



                                         By:/s/  J. Howell Kelly, President
                                         -----------------------------------
                                         J. Howell Kelly, President


   Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

                                             Principal Executive, Financial and
March 26, 1997      /s/ J. Howell Kelly      Accounting Officer, Director
                   ------------------------
                   J. Howell Kelly


March 26, 1997      /s/ Toney K. Adkins      Director
                   ------------------------
                   Toney K. Adkins



March 26, 1997      /s/ Gardner E. Daniel    Director
                   ------------------------
                   Gardner E. Daniel



March 26, 1997      /s/ Helen S. Fisher      Director
                   ------------------------
                   Helen S. Fisher


March 26, 1997      /s/ E. V. Holder         Director
                   ------------------------
                   E. V. Holder, Jr.


March 26, 1997      /s/ Wilbur M. Jenkins    Director
                   ------------------------
                    Wilbur M. Jenkins

March 26, 1997      /s/ Benjamin T. Pugh     Director
                   ------------------------
                    Benjamin T. Pugh



March 26, 1997      /s/ Marshall T. Reynolds Director
                   ------------------------
                    Marshall T. Reynolds