Form 10-Q
period 1997-03-31
PREMIER FINANCIAL BANCORP INC
filed 1997-05-12
CIK 887919

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                          or

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

    Common stock - 4,209,090 shares outstanding at May 8, 1997

PART I  - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

    The accompanying information has not been audited by independent public accountants; however, in the opinion of management such information reflects all adjustments necessary for a fair presentation of the results for the interim period. All such adjustments are of a normal and recurring nature.

    The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the registrant's annual Form 10-K filing. Accordingly, the reader of the Form 10-Q may wish to refer to the registrant's Form 10-K for the year ended December 31, 1996 for further information in this regard.

    Index to consolidated financial statements:

         Consolidated Balance Sheets............................... 3
         Consolidated Statements of Income......................... 4
         Consolidated Statements of Cash Flows..................... 5
         Notes to Consolidated Financial Statements................ 6

                   PREMIER FINANCIAL BANCORP, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                    (IN THOUSANDS)

                                           March 31          December 31
                                             1997               1996
                                          ----------        --------------
    ASSETS
Cash and due from banks                   $    6,898           $   7,134
Federal funds sold                             8,285              10,635
Investment securities:
    Available for sale                        22,852              21,827
    Held to maturity                          21,795              20,993
Loans                                     $  225,197          $  219,632
    Less:  Unearned interest                  (2,105)             (2,045)
           Allowance for loan losses          (2,669)             (2,523)
                                          ----------          ----------
    Net loans                             $  220,423          $  215,064
Premises and equipment, net                    4,315               3,800
Goodwill                                       5,456               5,490
Other assets                                   8,035               7,622
                                          ----------          ----------
TOTAL ASSETS                              $  298,059          $  292,565

    LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
    Non-interest bearing                  $   24,657          $   25,031
    Time deposits, $100,000 and over          32,788              33,651
    Other interest bearing                   182,423             176,892
                                          ----------          ----------
         Total deposits                   $  239,868          $  235,574

Agreements to repurchase securities            5,779               5,599
Federal Home Loan Bank advances                9,484               9,377
Other liabilities                              2,519               2,151
                                          ----------          ----------
    Total liabilities                     $  257,650          $  252,701

STOCKHOLDERS' EQUITY:
    Preferred stock, no par value;
       1,000,000 shares authorized;
       none issued or outstanding         $        0          $        0
    Common stock, no par value;
       10,000,000 shares authorized;
       4,209,090 shares at March 31,
       1997 and December 31, 1996,
       issued and outstanding                    978                 978
  Surplus                                     32,941              32,941
  Retained earnings                            6,744               6,112
  Net unrealized losses on securities
    available for sale                          (254)               (167)
                                          ----------          ----------
      Total stockholders' equity          $   40,409          $   39,864

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                    $  298,059          $   292,565


           See accompanying notes to the consolidated financial statements.

                   PREMIER FINANCIAL BANCORP, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME
                                    (IN THOUSANDS)

                                                        Three Months Ended
                                                  ----------------------------
                                                    March 31         March 31
                                                      1997             1996
                                                  ------------      ----------
INTEREST INCOME:
    Loans, including fees                         $     5,470       $    2,949
    Investment securities -
         Taxable                                          415              313
         Tax-exempt                                       239               83
    Federal funds sold and other                          186              129
                                                  ------------      ----------
         Total interest income                    $     6,310       $    3,474

INTEREST EXPENSE:
    Deposits                                      $     2,644       $    1,528
    Debt and other borrowings                             200              125
                                                  ------------      ----------
         Total interest expense                   $     2,844       $    1,653

Net interest income                               $     3,466       $    1,821
Provision for possible loan losses                        184               73
                                                  ------------      ----------

Net interest income after provision
    for possible loan losses                      $     3,282       $    1,748

NON-INTEREST INCOME:
    Service charges                               $       232       $      147
    Insurance commissions                                 120               44
    Investment securities gains (losses)                    0                0
    Other                                                 207              128
                                                  ------------      ----------
                                                  $       559       $      319
NON-INTEREST EXPENSES:
    Salaries and employee benefits                $     1,228       $      817
    Occupancy and equipment expenses                      290              128
    Other expenses                                        665              452
                                                  ------------      ----------
                                                  $     2,183       $    1,397

Income before income taxes                        $     1,658       $      670

Provision for income taxes                                500              172
                                                  ------------      ----------

NET INCOME                                        $     1,158       $      498

Primary earnings per share                        $       .28       $      .26

Weighted average shares outstanding                 4,209,090        1,909,090


           See accompanying notes to the consolidated financial statements.

                   PREMIER FINANCIAL BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (IN THOUSANDS)

                                                                  Three Months Ended
                                                             ---------------------------
                                                              March 31       March 31
                                                                 1997           1996
                                                             ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                 $  1,158       $   498
    Adjustments to reconcile net income to
         net cash provided by operating activities:
    Depreciation and amortization                                   112            42
    Provision for loan losses                                       184            73
    Changes in:
         Other assets                                              (378)           40
         Other liabilities                                          368            (2)
                                                             ------------   ------------
              Net cash provided by operating activities        $  1,444       $   651

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of securities available for sale                 $ (1,801)      $(7,702)
    Proceeds from sales of securities available for sale              0         1,800
    Proceeds from maturities and calls of securities
         available for sale                                         650         1,600
    Purchases of investment securities held to maturity          (1,148)          (89)
    Proceeds from maturities and calls of securities held
         to maturity                                                351           721
    Net change in federal funds sold                              2,350         1,670
    Net change in loans                                          (5,543)       (1,981)
    Purchases of bank premises and equipment                       (594)          (27)
                                                             ------------   ------------
         Net cash used in investing activities                 $ (5,735)      $(4,008)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net change in deposits                                     $  4,294       $ 2,617
    Increase in other borrowings, net                               287          (103)
    Dividends paid                                                 (526)         (238)
                                                             ------------   ------------
         Net cash provided by financing activities             $  4,055       $ 2,276

Net decrease in cash and cash equivalents                      $   (236)      $(1,081)

Cash and cash equivalents at beginning of period                  7,134         6,340
                                                             ------------   ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $  6,898       $ 5,259





      See accompanying notes to the consolidated financial statements.

                   PREMIER FINANCIAL BANCORP, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of Premier Financial Bancorp, Inc. (the Company) and its wholly-owned subsidiaries, Georgetown Bancorp, Inc., Georgetown, Kentucky, Citizens Deposit Bank & Trust, Vanceburg, Kentucky, Bank of Germantown, Germantown, Kentucky, Citizens Bank, Sharpsburg, Kentucky, and Farmers Deposit Bank, Eminence, Kentucky. In addition, the Company has a data processing service subsidiary, Premier Data Services, Inc., Vanceburg, Kentucky. All material intercompany transactions and balances have been eliminated.

NOTE 2 - INVESTMENT SECURITIES

    Amortized cost and fair value of investment securities, by category, at March 31, 1997 are summarized as follows:

                                        Amortized         Unrealized       Unrealized       Fair
                                          Cost               Gains           Losses         Value
                                        ---------         ----------       ----------     ----------
Available for sale:
  U. S. Treasury securities             $ 3,696              $  2            $  (8)         $ 3,690
  U. S. agency securities                14,891                 6             (226)          14,671
  Obligations of states and political
    subdivisions                          1,683                36               (3)           1,716
  Preferred  stock                        2,000                 0                0            2,000
  Other equity securities                   900                 0             (125)             775
                                        -------              -----           ------         -------
     Total available for sale           $23,170              $ 44            $(362)         $22,852

Held to maturity:
  U. S. Treasury securities             $ 1,855              $  5            $  (6)         $ 1,854
  U. S. agency securities                 6,128                17              (24)           6,121
  Obligations of states and political
    subdivisions                         13,425               215              (95)          13,545
  Asset-backed securities                   387                 2               (3)             386
                                        -------              -----           ------         -------
     Total held to maturity             $21,795              $239            $(128)         $21,906


    Amortized cost and fair value of investment securities, by category, at December 31, 1996 are summarized as follows:

                                        Amortized         Unrealized       Unrealized       Fair
                                          Cost               Gains           Losses         Value
                                        ---------         ----------       ----------     ----------
Available for sale:
  U. S. Treasury securities             $ 4,098              $  5            $  (9)         $ 4,094
  U. S. agency securities                13,440                40             (157)          13,323
  Obligations of states and political
    subdivisions                          1,584                40               (2)           1,622
  Preferred  stock                        2,000                 0                0            2,000
  Other equity securities                   900                 0             (112)             788
                                        -------              -----           ------         -------
     Total available for sale           $22,022              $ 85            $(280)         $21,827


                   PREMIER FINANCIAL BANCORP, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - INVESTMENT SECURITIES (CONTINUED)

                                        Amortized         Unrealized       Unrealized       Fair
                                          Cost               Gains           Losses         Value
                                        ---------         ----------       ----------     ----------
Held to maturity:
                                        -------              -----           ------         -------
  U. S. Treasury securities             $ 2,058              $  6            $  (9)         $ 2,055
  U. S. agency securities                 6,329                18              (26)           6,321
  Obligations of states and political
    subdivisions                         12,190               250              (60)          12,380
  Asset-backed securities                   416                 4               (4)             416
                                        -------              -----           ------         -------
     Total held to maturity             $20,993              $278            $ (99)         $21,172



NOTE 3 - LOANS

    Major classifications of loans are summarized as follows:

                                                    March 31     December 31
                                                      1997          1996
                                                   -----------  -------------
                                                          (In Thousands)
    Commercial, secured by real estate              $ 60,214       $ 59,834
    Commercial, other                                 37,388         33,908
    Real estate construction                           3,315          4,138
    Real estate mortgage                              78,595         76,600
    Agricultural                                       9,731         10,050
    Consumer                                          35,504         33,751
    Other                                                450          1,351
                                                    --------       --------
                                                    $225,197       $219,632
    Unearned interest                                 (2,105)        (2,045)
    Allowance for loan losses                         (2,669)        (2,523)
                                                    --------       --------
                                                    $220,423       $215,064

NOTE 4 - ALLOWANCE FOR LOAN LOSSES

    Changes in the allowance for loan losses are as follows:

                                                       Three Months Ended
                                                   --------------------------
                                                    March 31      March 31
                                                      1997          1996
                                                   -----------  -------------
                                                          (In Thousands)
                                                    --------       --------
    Balance, beginning of period                    $  2,523       $  1,735
    Charge-offs                                          (90)           (80)
    Recoveries                                            52             62
    Provision for loan losses                            184             73
                                                    --------       --------
    Balance, end of period                          $  2,669       $  1,790

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    A.   Financial Condition and Results of Operations

    Net income for the three months ended March 31, 1997, of $1,158,000 or $0.28 per share, was 132% above net income of $498,000 or $0.26 for the three months ended March 31, 1996. This $660,000 increase in net income was primarily due to the increase in average interest earning assets of $127,356,000. The Company's asset growth is attributed to the additional capital from the proceeds of the initial public stock offering in May and June, 1996, and the acquisition of Farmers Deposit Bancorp on July 1, 1996, in addition to the continued growth of the Company's other commercial bank subsidiaries. The primary component of the growth is an increase of $106,294,000 in average loans for the three month period as compared to the corresponding three month period in 1996. The net interest margin was 5.24% for the first quarter of 1997 compared to a 5.19% in the first quarter of 1996 and 5.32% for the full year 1996. The return on stockholders' equity and return on average assets were 11.6% and 1.59%, respectively, for the three months ended March 31, 1997 compared to 17.7% and 1.27%, respectively, for the same period in 1996. The decrease in the return on equity is attributable to the additional $27 million received from the initial public offering in the second quarter of 1996.

    Non-interest income increased $240,000 to $559,000 for the first three months of 1997 compared to $319,000 for the first three months of 1996. Non-interest income of $207,000 was recorded at Farmers Deposit Bank, which was acquired in the second quarter of 1996, with the balance of the growth attributed to overall growth and expansion of the Company's business and its customer base. Non-interest income recorded in the first quarter of 1996 included a non-recurring fee of $50,000 received in connection with an exchange of an investment in preferred stock.

    Non-interest expenses for the first quarter of 1997 totaled $2,183,000 or 2.96% of average assets on an annualized basis compared to $1,397,000 or 3.56% of average assets for the same period of 1996. This increase in non-interest expense is attributed to the expansion of the Company's business, with $524,000 representing non-interest expenses incurred at Farmers Deposit Bank. As a percentage of average assets, non-interest expenses for the first quarter of 1997 were reduced by 16.7% as compared to the first quarter of 1996.

    Income tax expense was $500,000 for the first quarter of 1997 compared to $172,000 for the first quarter of 1996. Income tax expense for 1997 was higher than 1996 as a result of higher income before taxes and a higher effective tax rate. The effective tax rate for 1997 was 30.2% as compared to 25.7% for the same period in 1996. This higher rate was primarily attributable to the inclusion of amortization of goodwill recorded in connection with the Farmers Deposit Bancorp acquisition which is non-deductible for tax purposes.

    The provision for possible loan losses and net chargeoffs were $184,000 and $38,000, respectively, for the first quarter of 1997, compared to $73,000 and $18,000, respectively, for the first quarter of 1996. The increases in these amounts primarily relate to the increase in average loans between the two periods. Total nonperforming loans were $1,313,000 at March 31, 1997, compared to $951,000 at December 31, 1996. The allowance for loan losses at March 31, 1997, of 1.20% of total loans was an increase from 1.16% of total loans at December 31, 1996.

    Any loans classified by regulatory examiners as loss, doubtful, substandard, or special mention that have not been disclosed under Item III of Industry Guide 3 do not (1) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (2) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of borrowers to comply with the loan repayment terms. The Company is unaware of any trends, events, uncertainties or current recommendations by regulatory authorities that will have, or that are reasonably likely to have a material effect.

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

    C.   Capital

    On March 31, 1997, the Company's Tier I leverage capital ratio was 12.25%, which is approximately three times the regulatory minimum. The proceeds from the initial public offering in the second quarter of 1996 have provided the Company with the necessary capital required to fund the Company's future growth, both internal growth and additional acquisitions.

    The Company's principal source of funds for dividend payments to stockholders is dividends received from the subsidiary Banks. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid without prior approval of regulatory agencies in any calendar year is limited to the current year's net profits, as defined, combined with the retained net profits of the preceding two years, subject to the capital requirement limitations. At March 31, 1997, the Banks could, without prior approval, declare dividends to the Company of approximately $4,000,000 plus any additional 1997 net profits retained to the date of the dividend declaration.

    The Company declared a first quarter dividend of $.125 per share, or $526,136, payable March 31, 1997 to shareholders of record as of March 24, 1997.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                         None

Item 2.  Changes in Securities                                     None

Item 3.  Defaults Upon Senior Securities                           None

Item 4.  Submission of Matters to a vote of Security Holders       None

Item 5.  Other Information                                         None

Item 6.  Exhibits and Reports on Form 8-K                          None

                                      SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PREMIER FINANCIAL BANCORP, INC.


                                       /s/ Marshall T. Reynolds
Date: May 12, 1997                     ---------------------------------
                                       Marshall T. Reynolds
                                       Chairman of the Board


                                       /s/ J. Howell Kelly
Date: May 12, 1997                     ----------------------------------
                                       J. Howell Kelly
                                       President & Chief Executive Officer