Form 10-Q
period 1997-06-30
PREMIER FINANCIAL BANCORP INC
filed 1997-08-14
CIK 887919

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                     For the quarterly period ended June 30, 1997

                                          or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

              For the transition period from ___________ to ___________

                            Commission file number 0-20908

                           PREMIER FINANCIAL BANCORP, INC.
                (Exact name of registrant as specified in its charter)

             KENTUCKY                                   61-1206757
   (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                    Identification No.)

       120 N. HAMILTON STREET
        GEORGETOWN, KENTUCKY                              40324
  (address of principal executive officer)             (Zip Code)

       Registrant's telephone number                  (502) 863-7500

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to filing
requirements for the past 90 days.  Yes   X     No
                                       -------      -------
    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

    Common stock - 4,209,090 shares outstanding at August 12, 1997

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

    Index to consolidated financial statements:

         Consolidated Balance Sheets ...............................   3
         Consolidated Statements of Income..........................   4
         Consolidated Statements of Cash Flows......................   5
         Notes to Consolidated Financial Statements.................   6

                   PREMIER FINANCIAL BANCORP, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                    (IN THOUSANDS)

                                               June 30            December 31
                                                 1997                1996
    ASSETS
Cash and due from banks                      $   9,874             $   7,134
Federal funds sold                               6,289                10,635
Investment securities:
  Available for sale                           168,118                21,827
  Held to maturity                              21,816                20,993
Loans                                        $ 238,066             $ 219,632
  Less:  Unearned interest                      (2,197)               (2,045)
         Allowance for loan losses              (2,607)               (2,523)
                                            ----------             ---------
  Net loans                                  $ 233,262             $ 215,064
FHLB and Federal Reserve stock                   2,252                 1,543
Premises and equipment, net                      4,636                 3,800
Goodwill                                         5,311                 5,490
Other assets                                     8,810                 6,079
                                            ----------             ---------
TOTAL ASSETS                                 $ 460,368             $ 292,565

    LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
   Non-interest bearing                      $  24,541             $  25,031
   Time deposits, $100,000 and over             36,536                33,651
   Other interest bearing                      190,550               176,892
                                            ----------             ---------
     Total deposits                          $ 251,627             $ 235,574

Agreements to repurchase securities            120,343                 5,599
Federal Home Loan Bank advances                 15,450                 9,377
Other liabilities                                3,016                 2,151
                                            ----------             ---------
     Total liabilities                       $ 390,436             $ 252,701

Mandatorily redeemable capital
securities of subsidiary trust               $  28,750             $       0

STOCKHOLDERS' EQUITY:
  Preferred stock, no par value;
    1,000,000 shares authorized;
    none issued or outstanding               $       0             $       0
  Common stock, no par value;
    10,000,000 shares authorized;
    4,209,090 shares at June 30, 1997
    and December 31, 1996,
    issued and outstanding                         978                   978
  Surplus                                       32,941                32,941
  Retained earnings                              7,449                 6,112
  Net unrealized losses on securities
    available for sale                            (186)                 (167)
                                            ----------             ---------
    Total stockholders' equity               $  41,182             $  39,864

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 460,368             $ 292,565

           See accompanying notes to the consolidated financial statements.

                   PREMIER FINANCIAL BANCORP, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME
                                    (IN THOUSANDS)
                                     (UNAUDITED)

                                  Three Months Ended           Six Months Ended
                                June 30      June 30          June 30   June 30
                                  1997         1996             1997      1996
INTEREST INCOME:
  Loans, including fees         $ 5,870      $ 3,180         $ 11,340   $ 6,129
  Investment securities -
    Taxable                         991          441            1,406       754
    Tax-exempt                      264           83              503       167
  Federal funds sold and other      145           52              331       180
                                -------      -------         --------   -------
    Total interest income       $ 7,270      $ 3,756         $ 13,580   $ 7,230

INTEREST EXPENSE:
  Deposits                      $ 2,791      $ 1,553         $  5,435   $ 3,082
  Debt and other borrowings         618           43              818       167
  Capital Trust securities          184            0              184         0
                                -------      -------         --------   -------
    Total interest expense      $ 3,593      $ 1,596         $  6,437   $ 3,249

Net interest income             $ 3,677      $ 2,160         $  7,143   $ 3,981
Provision for possible loan
  losses                            273          116              457       188
                                -------      -------         --------   -------
Net interest income after
  provision for possible
  loan losses                   $ 3,404      $ 2,044         $  6,686   $ 3,793

NON-INTEREST INCOME:
  Service charges               $   242      $   177         $    474   $   324
  Insurance commissions             115           89              235       133
  Investment securities
    gains (losses)                    8            0                8         0
  Other                             225           68              432       195
                                -------      -------         --------   -------
                                $   590      $   334         $  1,149   $   652
NON-INTEREST EXPENSES:
  Salaries and
    employee benefits           $ 1,199      $   675         $  2,427   $ 1,492
  Occupancy and equipment
    expenses                        334          156              624       284
  Other expenses                    698          480            1,363       932
                                -------      -------         --------   -------
                                $ 2,231      $ 1,311         $  4,414   $ 2,708

Income before income taxes      $ 1,763      $ 1,067         $  3,421   $ 1,737

Provision for income taxes          531          320            1,031       492
                                -------      -------         --------   -------

NET INCOME                      $ 1,232      $   747         $  2,390   $ 1,245

Primary earnings per share      $   .29      $   .27         $    .57   $   .53
Fully diluted earnings
  per share                     $   .29      $   .27         $    .57   $   .53
Weighted average shares
  outstanding                     4,209        2,802            4,209     2,356

           See accompanying notes to the consolidated financial statements.

                   PREMIER FINANCIAL BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (IN THOUSANDS)
                                     (UNAUDITED)

                                                  Six Months Ended

                                              June 30                  June 30
                                                1997                     1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                  $ 2,390                  $ 1,245
  Adjustments to reconcile net income
    to net cash provided by
    operating activities:
      Depreciation and amortization               349                      101
      Provision for loan losses                   457                      188
      Investment securities losses (gains), net    (8)                       0
      Federal Home Loan Bank stock dividends      (55)                     (42)
  Changes in:
    Other assets                               (2,720)                     245
    Other liabilities                             865                      (90)
                                              -------                  --------
    Net cash provided by operating
      activities                              $ 1,278                  $ 1,647

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of investment securities
    available for sale                      $(148,875)                $(20,730)
  Proceeds from sales of investment
    securities available for sale                 453                        0
  Proceeds from maturities of
    investment securities
    available for sale                          2,107                    4,150
  Purchases of investment securities
     held to maturity                          (3,040)                    (683)
  Proceeds from maturities of
    investment securities held to maturity      2,208                    1,045
  Purchase of FHLB and Federal Reserve stock     (654)                     (63)
  Net change in federal funds sold              4,346                    1,500
  Net change in loans                         (18,655)                 (11,506)
  Purchases of bank premises and equipment       (995)                    (312)
                                              --------                ---------
    Net cash used in investing activities   $(163,105)                $(26,599)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in deposits                     $ 16,053                 $  2,360
  Net change in agreements to
    repurchase securities                     114,744                     (323)
  Advances from Federal Home Loan Bank, net     6,073                        0
  Proceeds from issuance of Capital Trust
    preferred certificates                     28,750                        0
  Repayment of debt                                 0                   (5,000)
  Net proceeds from issuance of common stock        0                   27,125
  Dividends paid                               (1,053)                    (765)
                                              --------                ---------
    Net cash provided by financing
      activities                            $ 164,567                 $ 23,397
Net increase (decrease) in cash
  and cash equivalents                      $   2,740                 $ (1,555)

Cash and cash equivalents at
  beginning of period                           7,134                    6,340
                                              --------                ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD  $   9,874                 $  4,785

           See accompanying notes to the consolidated financial statements.

                   PREMIER FINANCIAL BANCORP, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of Premier Financial Bancorp, Inc. (the Corporation) and its wholly-owned subsidiaries, Georgetown Bancorp, Inc., Georgetown, Kentucky, Citizens Deposit Bank & Trust, Vanceburg, Kentucky, Bank of Germantown, Germantown, Kentucky, Citizens Bank, Sharpsburg, Kentucky and Farmers Deposit Bank, Eminence, Kentucky. In addition, the Company has a data processing service subsidiary, Premier Data Services, Inc., Vanceburg, Kentucky and the newly formed PFBI Capital Trust subsidiary discussed in Note 5. All material intercompany transactions and balances have been eliminated.

2.  PENDING BUSINESS COMBINATION

    On May 28, 1997, the Corporation entered into an Agreement and Plan of Merger with The Sabina Bank ("Sabina"), Sabina, Ohio, whereby the Corporation will exchange 476,300 common shares for all the issued and outstanding shares of Sabina in a business combination anticipated to be accounted for as a pooling of interests. At June 30, 1997, Sabina had total assets of $36.6 million and total shareholders' equity of $4.6 million. The share exchange is expected to be completed in the fourth quarter of 1997.

    Summarized results of operations of the separate companies and on a proforma basis for the six months ended June 30, 1997 and for the year ended December 31, 1996 are as follows:


                                        Six Months Ended June 30, 1997

                                       Premier
                                      Financial      The Sabina
                                       Bancorp          Bank           Proforma
                                                   (In Thousands)
    Net interest income after provision
      for loan losses                 $  6,686      $    753           $  7,439
    Noninterest income                   1,149           105              1,254
    Noninterest expenses                 4,414           696              5,110

    Net income                         $ 2,390      $    132           $  2,522

                                             Year Ended December 31, 1996
                                       Premier
                                      Financial      The Sabina
                                       Bancorp          Bank           Proforma
                                                   (In Thousands)

    Net interest income after
      provision for loan losses       $ 10,262      $  1,404           $ 11,666
    Noninterest income                   1,484           237              1,721
    Noninterest expenses                 6,793         1,282              8,075

    Net income                        $  3,436      $    288           $  3,724

                   PREMIER FINANCIAL BANCORP, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (CONTINUED)


3.   INVESTMENT SECURITIES

     Amortized cost and fair value of investment securities, by category, at June 30, 1997 are summarized as follows:

                                  Amortized    Unrealized   Unrealized    Fair
                                    Cost          Gains        Losses     Value
Available for sale:
  U. S. Treasury securities      $  102,989      $   108   $    (5)   $ 103,092
  U. S. agency securities            22,590           14      (125)      22,479
  Obligations of states and
    political subdivisions            1,229            3        (3)       1,229
  Asset-backed securities            38,635            0      (106)      38,529
  Preferred  stock                    2,000            0         0        2,000
  Other equity securities               900            0      (111)         789
                                 ----------      -------   --------   ---------
     Total available for sale    $  168,343      $   125   $  (350)   $ 168,118

Held to maturity:
  U. S. Treasury securities      $    1,853      $     3   $    (5)   $   1,851
  U. S. agency securities             4,979           12       (20)       4,971
  Obligations of states and
    political subdivisions           14,659          361       (23)      14,997
  Asset-backed securities               325            2        (1)         326
                                 ----------      -------   --------   ---------
     Total held to maturity       $   21,816      $   378   $   (49)   $  22,145

  Amortized cost and fair value of investment securities, by category, at December 31, 1996 are summarized as follows:

                                  Amortized    Unrealized   Unrealized    Fair
                                    Cost          Gains        Losses     Value

Available for sale:
  U. S. Treasury securities      $    4,098      $     5   $    (9)   $   4,094
  U. S. agency securities            13,440           40      (157)      13,323
  Obligations of states and
    political subdivisions            1,584           40        (2)       1,622
  Preferred  stock                    2,000            0         0        2,000
  Other equity securities               900            0      (112)         788
                                 ----------      -------   --------   ---------
     Total available for sale    $   22,022      $    85   $  (280)   $  21,827

                   PREMIER FINANCIAL BANCORP, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (CONTINUED)


3.  INVESTMENT SECURITIES (CONTINUED)

                                  Amortized    Unrealized   Unrealized    Fair
                                    Cost          Gains        Losses     Value

Held to maturity:
  U. S. Treasury securities        $  2,058       $    6    $   (9)   $   2,055
  U. S. agency securitie              6,329           18       (26)       6,321
  Obligations of states and
    political subdivisions          12,190          250       (60)       12,380
  Asset-backed securities              416            4        (4)          416
                                  --------        -----     ------    ---------
    Total held to maturity        $ 20,993        $ 278     $ (99)    $  21,172

4.  ALLOWANCE FOR LOAN LOSSES

    Changes in the allowance for loan losses are as follows:

                                   Three Months Ended        Six Months Ended
                                   June 30     June 30      June 30     June 30
                                     1997        1996         1997        1996

Balance, beginning of period      $  2,669    $  1,790     $  2,523    $  1,735
Net charge-offs                       (335)        (35)        (373)        (52)
Provision for loan losses              273         116          457         188
                                  --------        -----     ------    ---------
Balance, end of period            $  2,607    $  1,871     $  2,607    $  1,871

5.  CAPITAL SECURITIES OF SUBSIDIARY TRUST

    Mandatorily Redeemable Capital Securities of Subsidiary Trust ("Capital Securities") represent preferred beneficial interests in the assets of PFBI Capital Trust ("Trust"). The Trust holds certain 9.75% junior subordinated debentures due June 30, 2027 issued by the Corporation on June 9, 1997. Distributions on the Capital Securities will be payable at an annual rate of 9.75% of the stated liquidation amount of $25 per Capital Security, payable quarterly. Cash distributions on the Capital Securities are made to the extent interest on the debentures is received by the Trust. In the event of certain changes or amendments to regulatory requirements or federal tax rules, the Capital Securities are redeemable in whole. Otherwise, the Capital Securities are generally redeemable in whole or in part on or after June 30, 2002 at 100% of the liquidation amount.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    A.   Financial Condition and Results of Operations

    Net income for the six months ended June 30, 1997 of $2,390,000 or $.57 per share was 92% higher than the $1,245,000 or $.53 per share recorded for the same period in 1996. This increase was due largely to the increase of $3,162,000 in net interest income reflecting the growth in the average assets of the Corporation of approximately $153.6 million to $315.1 million compared to $161.5 million for the same period in 1996. The growth in average assets was the result of the acquisition of Farmers Deposit Bank of Eminence, Kentucky in July, 1996, the issuance of Capital Trust Securities and repurchase agreements near the end of the second quarter of 1997, and the continued growth of the Corporation's other banks. For the three months ended June 30, 1997, net income totaled $1,232,000 or $.29 per share compared to $747,000 or $.27 per share for the same period in 1996.

    Total assets were $460.4 million at June 30, 1997 compared to $292.6 million at December 31, 1996, an increase of $167.8 million. The increase is attributed to the issuance of Capital Trust Securities ($28.8 million), an increase in repurchase agreements ($115 million) and the growth of the Corporation's subsidiary banks ($24 million). In an effort to minimize the adverse impact on net interest income until a permanent investment is made of the funds from the issuance of the Capital Trust Securities, the Corporation has initiated an investment strategy by selling $115 million of short term (60 days) repurchase agreements at a weighed average interest rate of approximately 5.5% and invested the proceeds in U.S. Treasury and agency securities with a weighted average interest rate of approximately 6.5% and a weighted average life of approximately 3.5 years.

    The net interest margin for the six months ended June 30, 1997 was 5.01% compared to 5.40% for the first six months of 1996 and 5.32% for all of 1996. The return on average shareholders' equity and return on average assets were 11.8% and 1.52%, respectively, for the six months ended June 30, 1997, compared to 14.7% and 1.54%, respectively for the same period in 1996.

    Non-interest income increased $497,000 to $1,149,000 for the first six months of 1997 compared to $652,000 for the first six months of 1996. Non-interest income increased $256,000 to $590,000 for the three months ended June 30, 1997 compared to $334,000 for the same period in 1996. The increases are attributed to the growth and expansion of the Corporation's business and its customer base, including higher insurance commissions, income from the sale of loans and an overall increase in service charges. Non-interest income of $415,000 for the six months ended June 30, 1997 and $208,000 for the three months ended June 30, 1997 was recorded at Farmers Deposit Bank, which was acquired effective July 1, 1996.

    Non-interest expenses were $4,414,000 or 2.80% of average assets on an annualized basis during the first six months of 1997 compared to $2,708,000 or 3.35% of average assets during the same period of 1996. Non-interest expenses increased $920,000 during the three months ended June 30, 1997 to $2,231,000 compared to $1,311,000 for the three months ended June 30, 1996. Salaries and employee benefits increased from $675,000 and $1,492,000 for the three and six months ended June 30, 1996, respectively, to $1,199,000 and $2,427,000 for the three and six months ended June 30, 1997, respectively. Also increasing were other operating expenses from $480,000 and $932,000 for the three and six months ended June 30, 1996 to $498,000 and $1,363,000 for the same periods in 1997, and occupancy expenses from $156,000 and $284,000 for the three and six months ended June 30, 1996 to $334,000 and $624,000 for the three and six months ended June 30, 1997. The increases in non-interest expenses are attributable to the expansion of the Corporation's business, with $584,000 and $1,108,000 representing non-interest expenses incurred at Farmers Deposit Bank for the three and six months ended June 30, 1997.

    The provision for possible loan losses increased from $116,000 for the three months ended June 30, 1996 to $273,000 for the three months ended June 30, 1997 and from $185,000 to $457,000 for the first six months of 1996 compared to 1997. These increases for possible loan losses are in line with the increase in average loans outstanding from $118.18 million for the six months ended June 30, 1996 to $225.5 million for the six months ended June 30, 1997. The allowance for loan losses at June 30, 1997 of $2,607,000 represented 1.11% of total loans outstanding.

     Income tax expense was $1,031,000 for the first half of 1997 compared to $492,000 for the first half of 1996. Income tax expense for 1997 was higher than 1996 as a result of higher income before taxes and a higher effective tax rate. The effective tax rate for 1997 was 30.1% as compared to 28.3% for the same period in 1996. This higher rate was primarily attributable to the inclusion of amortization of goodwill recorded in connection with the Farmers Deposit Bank acquisition which is non-deductible for tax purposes.

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

    C.  Capital

    In June 1997, the Corporation issued $28.8 million of 9.75% Mandatorily Redeemable Capital Securities of Subsidiary Trust. These securities will qualify as Tier I capital up to an amount not to exceed 25% of Tier I capital and the portion that exceeds the 25% limitation will qualify as Tier 2 or supplementary capital of the Corporation. The issuance of these securities and resultant increase in capital will allow the Corporation to target larger financial institutions as potential acquisitions.

    At June 30, 1997, total shareholders' equity of $41.2 million equaled 8.95% of total consolidated assets. Tier I capital totaled $48.8 million at June 30, 1997, which represents a Tier I leverage ratio of 10.72%.

    The Company declared a first quarter dividend of $.125 per share, or $526,136, payable March 31, 1997 to shareholders of record as of March 20, 1997 and a second quarter dividend of $.125 per share, or $526,136 payable June 30, 1997 to shareholders of record as of June 24, 1997.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                      None

Item 2.  Changes in Securities                  None

Item 3.  Defaults Upon Senior Securities        None

Item 4.  Submission of Matters to a vote of Security Holders

    (a)  Annual meeting of the shareholders was held on May 6, 1997.

    (b) The following were elected as directors of the Corporation for a term of one year:

          (1)  J. Howell Kelly
          (2)  Marshall T. Reynolds
          (3)  Gardner E. Daniel
          (4)  Toney Adkins
          (5)  Benjamin T. Pugh
          (6)  Wilbur M. Jenkins
          (7)  E.V. Holder, Jr.

    (c) Ratification of Eskew & Gresham, PSC as independent auditors of the Corporation for 1997. Votes for 3,099,542; votes against 2,000; votes abstaining 1,107,548.

    (d)  None

Item 5.  Other Information                      None

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

    Exhibit No.                    Description of Document

       27                        Financial Data Schedules

       99 Current Report on Form 8-K dated June 13, 1997 regarding the execution of the Agreement and Plan of Merger dated May 28, 1997 among the Corporation, PFBI Interim Bank and The Sabina Bank, Sabina, Ohio, filed with the Commission and incorporated herein by reference.

    (b)  Reports on Form 8-K     Current Report on Form 8-K dated June 13, 1997
                                 regarding the execution of the Agreement and Plan of Merger dated May 28, 1997 among the
                                 Corporation, PFBI Interim Bank and The Sabina
                                 Bank, Sabina, Ohio, filed with the Commission and incorporated herein by reference.

                                      SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             PREMIER FINANCIAL BANCORP, INC.



Date:  August 13, 1997                       /s/ Marshall T. Reynolds
                                             ______________________________
                                             Marshall T. Reynolds
                                             Chairman of the Board



Date:  August 13, 1997                       /s/ J. Howell Kelly
                                             ______________________________
                                             J. Howell Kelly
                                             President & Chief Executive Officer