Form 10-Q
period 1997-09-30
PREMIER FINANCIAL BANCORP INC
filed 1997-11-13
CIK 887919

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended September 30, 1997

                                          or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

              For the transition period from ___________ to ___________

                            Commission file number 0-20908

                           PREMIER FINANCIAL BANCORP, INC.
                (Exact name of registrant as specified in its charter)

            KENTUCKY                            61-1206757
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)             Identification No.)

    120 N. HAMILTON STREET
    GEORGETOWN, KENTUCKY                            40324
(address of principal executive officer)         (Zip Code)

    Registrant's telephone number                (502) 863-7500

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to filing
requirements for the past 90 days.  Yes   X     No
                                       --------   -------

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

    Common stock - 4,209,090 shares outstanding at November 12, 1997.

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


    Index to consolidated financial statements:
         Consolidated Balance Sheets . . . . . . . . . . . 3
         Consolidated Statements of Income . . . . . . . . 4
         Consolidated Statements of Cash Flows . . . . . . 5
         Notes to Consolidated Financial Statements. . . . 6


                       PREMIER FINANCIAL BANCORP, INC. AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS
                                      (IN THOUSANDS)


                                                                September 30    December 31
                                                                   1997             1996
                                                                (Unaudited)          (*)
     ASSETS
Cash and due from banks                                            $  9,045       $  7,134
Federal funds sold                                                    4,619         10,635
Investment securities:
     Available for sale                                             163,977         21,827
     Held to maturity                                                21,301         20,993
Loans                                                              $250,059       $219,632
     Less:  Unearned interest                                        (2,252)        (2,045)
            Allowance for loan losses                                (2,842)        (2,523)
                                                                   --------       --------
     Net loans                                                     $244,965       $215,064
FHLB and Federal Reserve stock                                        2,707          1,543
Premises and equipment, net                                           5,116          3,800
Goodwill                                                              5,218          5,490
Other assets                                                         11,504          6,079
                                                                   --------       --------
TOTAL ASSETS                                                       $468,452       $292,565

     LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
     Non-interest bearing                                          $ 25,959       $ 25,031
     Time deposits, $100,000 and over                                36,896         33,651
     Other interest bearing                                         191,132        176,892
                                                                   --------       --------
          Total deposits                                           $253,987       $235,574
Agreements to repurchase securities                                 116,023          5,599
Federal Home Loan Bank advances                                      21,056          9,377
Other liabilities                                                     6,430          2,151
                                                                   --------       --------
     Total liabilities                                             $397,496       $252,701

Mandatorily redeemable capital securities of subsidiary trust      $ 28,750       $      0

STOCKHOLDERS' EQUITY:
     Preferred stock, no par value; 1,000,000 shares
          authorized; none issued or outstanding                   $      0       $      0
     Common stock, no par value; 10,000,000 shares
          authorized; 4,209,090 shares at September 30, 1997
          and December 31, 1996, issued and outstanding                 978            978
     Surplus                                                         32,941         32,941
     Retained earnings                                                8,082          6,112
     Net unrealized gains (losses) on securities                        205           (167)
          available for sale
                                                                   --------       --------
          Total stockholders' equity                               $ 42,206       $ 39,864
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $468,452       $292,565


             See accompanying notes to the consolidated financial statements.

*Derived from audited financial statements.

                           PREMIER FINANCIAL BANCORP, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF INCOME
                                          (IN THOUSANDS)
                                            (UNAUDITED)


                                            Three Months Ended           Nine Months Ended
                                        September 30   September 30   September 30   September 30
                                            1997           1996          1997           1996
INTEREST INCOME:
     Loans, including fees                 $6,070         $5,292        $17,410        $11,421
     Investment securities -
          Taxable                           2,748            526          4,154          1,280
          Tax-exempt                          264            174            767            341
     Federal funds sold and other              38            117            369            297
                                           ------         ------        -------        -------
          Total interest income            $9,120         $6,109        $22,700        $13,339
INTEREST EXPENSE:
     Deposits                              $2,943         $2,574         $8,378         $5,656
     Debt and other borrowings              1,881            187          2,699            354
     Capital Trust securities                 714              0            898              0
                                           ------         ------        -------        -------
          Total interest expense           $5,538         $2,761        $11,975         $6,010

Net interest income                        $3,582         $3,348        $10,725         $7,329
Provision for possible loan losses           (492)          (159)          (949)          (347)
                                           ------         ------        -------        -------
Net interest income after provision
     for possible loan losses              $3,090         $3,189         $9,776         $6,982

NON-INTEREST INCOME:
     Service charges                       $  273         $  219         $  747         $  543
     Insurance commissions                    105             83            340            216
     Investment securities gains (losses)   1,164              2          1,172              2
     Other                                     97             90            529            285
                                           ------         ------        -------        -------
                                           $1,639           $394         $2,788         $1,046
NON-INTEREST EXPENSES:
     Salaries and employee benefits        $1,207         $1,093         $3,634         $2,585
     Occupancy and equipment expenses         383            255          1,007            539
     Other expenses                         1,303            676          2,666          1,608
                                           ------         ------        -------        -------
                                           $2,893         $2,024         $7,307         $4,732

Income before income taxes                 $1,836         $1,559         $5,257         $3,296

Provision for income taxes                    571            506          1,602            998
                                           ------         ------        -------        -------

NET INCOME                                 $1,265         $1,053         $3,655         $2,298

Primary earnings per share                 $  .30         $ 0.25         $  .87         $ 0.77
Fully diluted earnings per share           $  .30         $ 0.25         $  .87         $ 0.77
Weighted average shares outstanding         4,209          4,209          4,209          2,974


      See accompanying notes to the consolidated financial statements.

                     PREMIER FINANCIAL BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (IN THOUSANDS)
                                       (UNAUDITED)

                                                              Nine Months Ended
                                                          September 30   September 30
                                                               1997          1996

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                $   3,655       $  2,298
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                               567            169
      Provision for loan losses                                   949            347
      Investment securities losses (gains), net               ( 1,172)            (2)
      Federal Home Loan Bank stock dividends                      (91)             0
    Changes in:
      Other assets                                             (5,558)           (45)
      Other liabilities                                         4,279            862
                                                            ---------       --------
        Net cash provided by operating activities           $   2,629       $  3,629

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of securities available for sale                $(286,390)      $(22,214)
  Proceeds from sales of securities available for sale        141,483         12,593
  Proceeds from maturities of securities available for sale     4,407          6,050
  Purchases of investment securities held to maturity          (3,555)        (1,221)
  Proceeds from maturities of securities held to maturity       3,232          2,077
  Purchase of Federal Home Loan Bank stock                     (1,073)             0
  Net change in federal funds sold                              6,016             40
  Net change in loans                                         (30,850)       (17,510)
  Purchases of bank premises and equipment, net                (1,569)          (571)
  Cash paid to purchase subsidiary, net of cash received            0        (12,427)
                                                            ---------       --------
    Net cash used in investing activities                   $(168,299)      $(33,183)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in deposits                                    $  18,413       $ 11,010
  Net change in agreements to repurchase securities
    and federal funds purchased                               110,424         (1,242)
  Net change in Federal Home Loan Bank advances                11,679            (26)
  Proceeds from issuance of Capital Trust preferred
    certificates                                               28,750              0
  Repayment of debt                                                 0         (5,000)
  Net proceeds from issuance of common stock                        0         27,077
  Dividends paid                                               (1,685)        (1,291)
                                                            ---------       --------
      Net cash provided by financing activities             $ 167,581       $ 30,528

Net increase in cash and cash equivalents                   $   1,911       $    974

Cash and cash equivalents at beginning of period                7,134          6,340
                                                            ---------       --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $   9,045       $  7,314


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

2.   PENDING BUSINESS COMBINATION

     On May 28, 1997, the Corporation entered into an Agreement and Plan of Merger with The Sabina Bank ("Sabina"), Sabina, Ohio, whereby the Corporation will exchange 476,300 common shares for all the issued and outstanding shares of Sabina in a business combination anticipated to be accounted for as a pooling of interests. At September 30, 1997, Sabina had total assets of $36.1 million and total shareholders' equity of $4.6 million. The share exchange is expected to be completed in November 1997.

     On October 31, 1997, the Corporation entered into an Agreement and Plan of Merger with Ohio River Bank ("Ohio River"), Ironton, Ohio, whereby the Corporation will exchange 300,000 common shares for all the issued and outstanding shares of Ohio River in a business combination anticipated to be accounted for as a pooling of interests. At September 30, 1997, Ohio River had total assets of $39.6 million and total shareholders' equity of $4.2 million. The share exchange is expected to be completed in the first quarter of 1998.

     Summarized results of operations of the separate companies and on a proforma basis for the nine months ended September 30, 1997 and for the year ended December 31, 1996 are as follows:


                                                    Nine Months Ended September 30, 1997
                                            Premier                        Ohio
                                           Financial     The Sabina        River
                                           Bancorp          Bank           Bank        Proforma
                                                            (In Thousands)
     Net interest income after provision
     for loan losses                        $9,776         $1,132           $877        $11,785
     Noninterest income                      2,788            160            108          3,056
     Noninterest expenses                    7,307          1,047            891          9,245

     Net income                             $3,655         $  201           $ 94        $ 3,950


                               PREMIER FINANCIAL BANCORP, INC. AND SUBSIDIARIES
                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                 (CONTINUED)


2.   PENDING BUSINESS COMBINATION (CONTINUED)

                                              Year Ended December 31, 1996
                                            Premier                        Ohio
                                           Financial    The Sabina        River
                                           Bancorp         Bank            Bank        Proforma
                                                             (In Thousands)
     Net interest income after provision
       for loan losses                     $10,262         $1,404         $  852        $12,518
     Noninterest income                      1,484            237             97          1,818
     Noninterest expenses                    6,793          1,282          1,155          9,230

     Net income (loss)                     $ 3,436         $  288         $ (206)        $3,518


3.   INVESTMENT SECURITIES

     Amortized cost and fair value of investment securities, by category, at September 30, 1997 are summarized as follows:


                                         Amortized       Unrealized     Unrealized      Fair
                                           Cost             Gains         Losses        Value
Available for sale:
  U.S. Treasury securities              $  138,368           $466          $  (1)      $138,833
  U.S. agency securities                    21,272             27            (74)        21,225
  Obligations of states and political
    subdivisions                             1,128              0             (5)         1,123
  Preferred  stock                           2,000              0              0          2,000
  Other equity securities                      900              0           (104)           796
                                        ----------           ----          -----       --------
    Total available for sale            $  163,668           $493          $(184)      $163,977

Held to maturity:
  U.S. Treasury securities              $    1,651           $  3          $   0       $  1,654
  U.S. agency securities                     4,729             13             (2)         4,740
  Obligations of states and political
    subdivisions                            14,715            358             (5)        15,068
  Asset-backed securities                      206              2              0            208
                                        ----------           ----          -----       --------
    Total held to maturity              $   21,301           $376          $  (7)      $ 21,670


                            PREMIER FINANCIAL BANCORP, INC. AND SUBSIDIARIES
                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                              (CONTINUED)


3.   INVESTMENT SECURITIES (CONTINUED)

     Amortized cost and fair value of investment securities, by category, at December 31, 1996 are summarized as follows:


                                          Amortized      Unrealized    Unrealized        Fair
                                            Cost           Gains         Losses          Value
Available for sale:
  U.S. Treasury securities                $  4,098         $    5        $    (9)       $ 4,094
  U.S. agency securities                    13,440             40           (157)        13,323
  Obligations of states and political
    subdivisions                             1,584             40             (2)         1,622
  Preferred  stock                           2,000              0              0          2,000
  Other equity securities                      900              0           (112)           788
                                          --------         ------        -------        -------
    Total available for sale              $ 22,022         $   85        $  (280)       $21,827


Held to maturity:
  U.S. Treasury securities                $  2,058         $    6        $    (9)       $ 2,055
  U.S. agency securities                     6,329             18            (26)         6,321
  Obligations of states and political
    subdivisions                            12,190            250            (60)        12,380
  Asset-backed securities                      416              4             (4)           416
                                          --------         ------        -------        -------
    Total held to maturity                $ 20,993         $  278        $   (99)       $21,172


4.   ALLOWANCE FOR LOAN LOSSES

     Changes in the allowance for loan losses are as follows:


                                            Three Months Ended             Nine Months Ended
                                         September 30  September 30   September 30   September 30
                                             1997          1996           1997           1996
 Balance, beginning of period             $  2,607       $  1,871       $  2,523       $  1,735
 Reserve acquired through purchase
   of subsidiary                                 0            812              0            812
 Net charge-offs                              (257)          (249)          (630)          (301)
 Provision for loan losses                     492            159            949            347
 Balance, end of period                   $  2,842       $  2,593       $  2,842       $  2,593
                                          --------       --------       --------       --------

                   PREMIER FINANCIAL BANCORP, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (CONTINUED)


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

6.   RECENTLY ISSUED ACCOUNTING STANDARDS

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) 128, "Earnings Per Share". SFAS 128 simplifies the standards for computing earnings per share (EPS) previously found in APB No. 15, "Earnings Per Share", and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the financial statements for all entities with complex capital structures. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similarly to fully diluted EPS under APB Opinion No. 15.
SFAS 128 is effective for the Corporation's year ending December 31, 1997 and is not expected to have a material impact on the financial statements.

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 129, "Disclosure of Information about Capital Structure". SFAS No. 129 establishes standards for disclosing information about an entity's capital structure. SFAS 129 is effective for financial statements for the periods ending after December 15, 1997. The Corporation will adopt SFAS 129 in the year ending December 31, 1997 and has not yet determined the effect of the adoption.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income". SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The adoption of SFAS No. 130 is effective for the Corporation in 1999.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information". SFAS No. 131 requires publicly-held companies to report financial and other information about key revenue-producing segments of the entity for which such information is available and it utilized by the chief operation decision maker. Specific information to be reported for individual segments includes profit or loss, certain revenue and expense items and total assets. A reconciliation of segment financial information to amounts reported in the financial statements is also to be provided. SFAS No. 131 is effective for the Corporation in 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     A.   Financial Condition and Results of Operations

     Net income for the nine months ended September 30, 1997 of $3,655,000 or $.87 per share was 59% higher than the $2,298,000 or $.77 per share recorded for the same period in 1996. This increase was due largely to the increase of $2,794,000 in net interest income reflecting the growth in the average assets of the Corporation of approximately $164.8 million to $364.8 million compared to $200.0 million for the same period in 1996. The growth in average assets was the result of the acquisition of Farmers Deposit Bank of Eminence, Kentucky in July, 1996, the issuance of Trust Preferred Securities and repurchase agreements near the end of the second quarter of 1997, and the continued growth of the Corporation's other banks. For the three months ended September 30, 1997, net income totaled $1,265,000 or $.30 per share compared to $1,053,000 or $.25 per share for the same period in 1996.

     Total assets were $468.5 million at September 30, 1997 compared to $292.6 million at December 31, 1996, an increase of $175.9 million. The increase is primarily attributed to the issuance of Trust Preferred Securities ($28.8 million), an increase in repurchase agreements ($110 million) and the growth of the Corporation's subsidiary banks ($31 million).

     In an effort to minimize the adverse impact on net interest income until a permanent investment is made of the funds from the issuance of the Trust Preferred Securities, the Corporation initiated an investment strategy at the end of the second quarter of 1997 of selling approximately $110 million of short term (60 days) repurchase agreements and investing the proceeds in 2 to 5 year U.S. Treasury and agency securities with a weighted average interest rate of approximately 1% higher than the weighted average rate paid on the repurchase agreements. The Corporation's policy is to unwind its position when the spread between the weighted average interest rate of the repurchase agreements and the weighted average rate on the underlying securities falls below 50 basis points. During the third quarter of 1997, the spread fell below 50 basis points, the Corporation unwound its position and recognized a net gain of $1,164,000 on the sale of the underlying securities in the arbitrage portfolio. The spread subsequently increased to more than 50 basis points and the Corporation reestablished its position.

     Although the Corporation's investment strategy to minimize the adverse impact on net interest income has been successful, the Corporation's net interest margin and return on average assets have been significantly reduced by its implementation. The net interest margin for the nine months ended September 30, 1997 was 4.32% compared to 5.43% for the first nine months of 1996 and 5.32% for all of 1996. The return on average shareholders' equity and return on average assets were 11.9% and 1.34%, respectively, for the nine months ended September 30, 1997, compared to 12.7% and 1.50%, respectively for the same period in 1996.

     Non-interest income increased $1,742,000 to $2,788,000 for the first nine months of 1997 compared to $1,046,000 for the first nine months of 1996.
 Non-interest income increased $1,245,000 to $1,639,000 for the three months ended September 30, 1997 compared to $394,000 for the same period in 1996. The increases are primarily due to the gains realized on the sale of securities totaling $1,164,000 during the third quarter of 1997. Also contributing to these increases was the growth and expansion of the Corporation's business and its customer base, including higher insurance commissions, income from the sale of loans and an overall increase in service charges. Additionally, non-interest income of $415,000 was recorded at Farmers Deposit Bank during 1996 prior to it being acquired by the Corporation and is not included in the Corporation's consolidated statement of income for the nine months ended September 30, 1996.

     Non-interest expenses were $7,307,000 or 2.67% of average assets on an annualized basis during the first nine months of 1997 compared to $4,732,000 or 3.15% of average assets during the same period of 1996. Non-interest expenses increased $869,000 during the three months ended September 30, 1997 to $2,893,000 compared to $2,024,000 for the three months ended September 30, 1996. Salaries and employee benefits increased from $1,093,000 and $2,585,000 for the three and nine months ended September 30, 1996, respectively, to $1,207,000 and $3,634,000 for the three and nine months ended September 30, 1997, respectively. Also increasing were other operating expenses from $676,000 and $1,608,000 for the three and nine months ended September 30, 1996 to $1,303,000 and $2,666,000 for the same periods in 1997, and occupancy expenses from $255,000 and $539,000 for the three and nine months ended September 30, 1996 to $383,000 and $1,007,000 for the three and nine months ended September 30, 1997. The increase in other operating expenses is primarily attributable to the acquisition expenses incurred in connection with the acquisition of The Sabina Bank, Sabina, Ohio. The other increases in non-interest expenses are attributable to the expansion of the Corporation's business and the exclusion from the Corporation's statement of income for the nine months ended September 30, 1997 of $1,108,000 of non-interest expenses incurred at Farmers Deposit Bank prior to it being acquired in 1996 in a business combination accounted for as a purchase.

     The following table sets forth information with respect to the Corporation's non-performing assets at the dates indicated. No loans were recorded as restructured loans within the meaning of SFAS No. 15 at the dates indicated.

                                        September 30   December 31     December 31
                                             1997         1996            1995
                                                     (In Thousands)
Non-accrual loans                        $    472         $  423       $    592
Accruing loans which are contractually
  past due 90 days or more                  1,171            528            456
                                         --------         ------       --------
    Total non-performing loans           $  1,643         $  951       $  1,048

Other real estate acquired through
  foreclosure                               1,058            485            132
                                         --------         ------       --------
    Total non-performing assets          $  2,701         $1,436       $  1,180

Non-performing loans as a percentage
  of total net loans                         .66%           .44%           .93%

Non-performing assets as a percentage
  of total assets                            .58%           .49%           .76%


     Although the Corporation's non-performing loans as a percentage of total net loans increased from .44% at December 31, 1996 to .66% at September 30, 1997 and non-performing assets to total assets increased from .49% at December 31, 1996 to .58% at September 30, 1997, non-performing loans and non-performing assets at September 30, 1997 as a percentage of total net loans and total assets, respectively, remain below the December 31, 1995 levels of .93% and .76%, respectively.

     The provision for possible loan losses increased from $159,000 for the three months ended September 30, 1996 to $492,000 for the three months ended September 30, 1997 and from $347,000 to $949,000 for the first nine months of 1996 compared to 1997. These increases were necessary to provide for possible losses on the $35 million increase in net loans outstanding from September 30, 1996 to September 30, 1997 and to replenish the allowance for loan losses due to an increase in net charge-offs from $301,000 for the nine months ended September 30, 1996 to $630,000 for the same period in 1997. The allowance for loan losses at September 30, 1997 of $2,842,000 represented 1.15% of total loans outstanding.

     Income tax expense was $1,602,000 for the first nine months of 1997 compared to $998,000 for the same period in 1996. Income tax expense for 1997 was higher than 1996 almost entirely due to the higher income before taxes since the effective tax rate for 1997 of 30.5% is comparable to the 30.3% for the same period in 1996.

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

     C.   Capital

     At September 30, 1997, total shareholders' equity of $42.2 million equaled 9.01% of total consolidated assets. Tier I capital totaled $49.3 million at September 30, 1997, which represents a Tier I leverage ratio of 10.65%.

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

     The Company declared a first quarter dividend of $.125 per share, or $526,136, payable March 31, 1997 to shareholders of record as of March 20, 1997, a second quarter dividend of $.125 per share, or $526,136 payable June 30, 1997 to shareholders of record as of June 20, 1997 and increased the dividend in the third quarter to $.15 per share, or $631,363, payable September 30, 1997 to shareholders of record as of September 23, 1997.

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

                                  PREMIER FINANCIAL BANCORP, INC.



Date:  November 13, 1997          /s/ Marshall T. Reynolds
                                  -------------------------------
                                  Marshall T. Reynolds
                                  Chairman of the Board



Date:  November 13, 1997          /s/ J. Howell Kelly
                                  -------------------------------
                                  J. Howell Kelly
                                  President & Chief Executive Officer