Form 10-K
period 1997-12-31
PREMIER FINANCIAL BANCORP INC
filed 1998-03-31
CIK 887919

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K
(Mark One)


  X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
-----   EXCHANGE ACT OF 1934 [FEE REQUIRED]

        For the fiscal year ended December 31, 1997

                                       OR

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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
                                                               COMMON STOCK
                                                             (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to filing requirements for the past 90 days. Yes X No
                                             ---     ----

Indicate by check mark if the disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the Registrant as of March 24, 1998 was $107,497,472. The number of shares outstanding of the Registrant's Common Stock as of March 24, 1998 was 4,985,390.

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the Form 10-K part indicated:

           Document                                              Form 10-K
           --------                                              ---------
 (1)  Proxy statement for the 1998 annual meeting of             Part III
      shareholders

                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS

                                THE COMPANY

           Premier is a multi-bank holding company that, as of March 24, 1998, operated fourteen banking offices in Kentucky and three banking offices in Ohio through its seven bank subsidiaries (the "Affiliate Banks"), the seventh of which was acquired on March 20, 1998. At December 31, 1997, Premier had total consolidated assets of $425.4 million, total consolidated deposits of $324.6 million and total consolidated shareholders' equity of $47.8 million.

           Premier began an acquisition program in 1993 and has acquired five commercial banks and two branches of another commercial bank since that time. Premier also owns nonbank subsidiaries that provide consumer lending and data processing services.

           Premier continues to explore opportunities to acquire banks, savings associations, branches of either and nonbank companies as permitted by the Bank Holding Company Act of 1956, as amended (the "BHC Act"). Premier regularly reviews, analyzes and engages in discussions regarding possible additional acquisitions. It is not presently known whether, or on what terms, such discussions will result in further acquisitions, if any. Premier generally does not announce an acquisition until after the execution of a definitive agreement.

           Premier is a legal entity separate and distinct from its Affiliate Banks and nonbank subsidiaries. Accordingly, the right of Premier, and thus the right of Premier's creditors and shareholders, to participate in any distribution of the assets or earnings of any of the Affiliate Banks or nonbank subsidiaries is necessarily subject to the prior claims of creditors of such subsidiaries, except to the extent that claims of Premier, in its capacity as a creditor, may be recognized. The principal sources of Premier's revenues are dividends and fees from its Affiliate Banks and nonbank subsidiaries. See "REGULATORY MATTERS -- Dividend Restrictions" for discussion of the restrictions on the Affiliate Banks' ability to pay dividends to Premier.

           Premier was incorporated as a Kentucky corporation in 1991 and has functioned as a bank holding company since its formation. Premier's principal executive offices are located at 120 N. Hamilton Street, Georgetown, Kentucky 40324, and its telephone number is (502) 863-7500.

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

           County Finance, Inc., a subsidiary of the Vanceburg Bank, is a consumer loan company that provides secured and unsecured loans to customers who would generally not qualify, due to credit experience or other factors, for loans at that Bank. The Company anticipates expanding the business of this consumer loan company, both in markets served by the Company's other Banks as well as potentially in other as yet unidentified market in Kentucky where business prospects appear favorable.

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

REGULATORY MATTERS

           The following discussion sets forth certain elements of the regulatory framework applicable to bank holding companies and their subsidiaries and provides certain specific information relevant to Premier. This regulatory framework is intended primarily for the protection of depositors and the federal deposit insurance funds and not for the protection of the holders of securities, including Premier Common Shares. To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to those provisions. A change in the statutes, regulations or regulatory policies applicable to Premier or its subsidiaries may have a material effect on the business of Premier.

GENERAL - As a bank holding company, Premier is subject to regulation under the Bank Holding Company Act ("BHC Act"), and to inspection, examination and supervision by the Board of Governors of the Federal Reserve System ("Federal Reserve"). Under the BHC Act, bank holding companies generally may not acquire ownership or control of more than 5% of the voting shares or substantially all the assets of any company, including a bank, without the Federal Reserve's prior approval. Similarly, bank holding companies generally may not acquire ownership or control of a savings association without the prior approval of the Federal Reserve. Further, branching by the Affiliate Banks is subject to the jurisdiction, and requires the approval, of each Affiliate Bank's primary federal banking regulator and, if the Affiliate Bank is a state-chartered bank, the appropriate state banking regulator. In addition, bank holding companies generally may engage, directly or indirectly, only in banking and such other activities as are determined by the Federal Reserve to be closely related to banking.

           Under the BHC Act, the Federal Reserve has the authority to require a bank holding company to terminate any activity or relinquish control of the nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve's determination that such activity or control constitutes a risk to the financial soundness and stability of any bank subsidiary of the bank holding company. Premier and the Affiliate Banks are subject to the Federal Reserve Act, which limits borrowings by Premier and its nonbank subsidiaries from the Affiliate Banks and also limits various other transactions between Premier and its nonbank subsidiaries with the Affiliate Banks.

           The five Affiliate Banks chartered in Kentucky are supervised, regulated and examined by the Kentucky Department of Financial Institutions, and the two Affiliate Banks chartered in Ohio are supervised, regulated and examined by the Ohio Division of Financial Institutions. In addition, those Affiliate Banks that are state banks and members of the Federal Reserve System are supervised and regulated by the Federal Reserve, and those state banks that are not members of the Federal Reserve System are supervised and regulated by the Federal Deposit Insurance Corporation ("FDIC"). Each banking regulator has the authority to issue cease-and-desist orders if it determines that the activities of a bank regularly represent an unsafe and unsound banking practice or a violation of law.

           Both federal and state law extensively regulates various aspects of the banking business, such as, for example, reserve and capital requirements, truth-in-lending and truth-in-savings disclosure, equal credit opportunity, fair credit reporting, trading in securities and other aspects of banking operations. Premier, the Affiliate Banks and Premier's nonbank subsidiaries are also affected by the fiscal and monetary policies of the federal government and the Federal Reserve and by various other governmental laws, regulations and requirements. Further, the earnings of Premier and Affiliate Banks are affected by general economic conditions and prevailing interest rates. Legislation and administrative actions affecting the banking industry are frequently considered by the United States Congress, state legislatures and various regulatory agencies. It is not possible to predict with certainty whether such legislation or administrative actions will be enacted or the extent to which the banking industry, in general, or Premier and the Affiliate Banks, in particular, would be affected.

LIABILITY FOR BANK SUBSIDIARIES - The Federal Reserve has a policy to the effect that a bank holding company is expected to act as a source of financial and managerial strength to each of its subsidiary banks and to maintain resources adequate to support each such subsidiary bank. This support may be required at times when Premier may not have the resources to provide it. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank would be assumed by the bankruptcy trustee and entitled to priority of payment.

           Any depository institution insured by the FDIC may be held liable for any loss incurred, or reasonably expected to be incurred, by the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution, or (ii) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution in danger of default. "Default" is defined generally as the appointment of a conservator or receiver and "in danger of default" is defined generally as the existence of certain conditions indicating that a "default" is likely to occur in the absence of regulatory assistance. In the event that such a default occurred with respect to a bank, any loans to the bank from its parent holding company will be subordinate in right of payment to payment of the bank's depositors and certain of its other obligations.

CAPITAL REQUIREMENTS - Premier is subject to capital ratios, requirements and guidelines imposed by the Federal Reserve, which are substantially similar to the ratios, requirements and guidelines imposed by the Federal Reserve and the FDIC on the banks within their respective jurisdictions. These capital requirements establish higher capital standards for banks and bank holding companies that assume greater credit risks. For this purpose, a bank's or holding company's assets and certain specified off-balance sheet commitments are assigned to four risk categories, each weighted differently based on the level of credit risk that is ascribed to such assets or commitments. A bank's or holding company's capital is divided into two tiers: "Tier I" capital, which includes common shareholders' equity, noncumulative perpetual preferred stock and related surplus (excluding auction rate issues), minority interests in equity accounts of consolidated subsidiaries, less goodwill, certain identifiable intangible assets and certain other assets; and "Tier 2" capital, which includes, among other items, perpetual preferred stock not meeting the Tier I definition, mandatory convertible securities, subordinated debt and allowances for loan and lease losses, subject to certain limitations, less certain required deductions.

           Bank holding companies currently are required to maintain Tier I and total capital (the sum of Tier 1 and Tier 2 capital) equal to at least 4% and 8% of total risk-weighted assets, respectively. At December 31, 1997, Premier met both requirements, with Tier I and total capital equal to 19.82% and 25.43% of its total risk-weighted assets, respectively.

           In addition to the risk-based capital guidelines, the Federal Reserve requires bank holding companies to maintain a minimum "leverage ratio" (Tier I capital to adjusted total assets) of 3%, if the holding company has the highest regulatory ratings for risk-based capital purposes and, accordingly, is required to maintain a minimum "leverage ratio" of 3%. All other bank holding companies are required to maintain a leverage ratio of 3% plus at least 100 to 200 basis points. At December 31, 1997, Premier's leverage ratio was 13.52%.

           The foregoing capital requirements are minimum requirements. The Federal Reserve may set capital requirements higher than the minimums described above for holding companies whose circumstances warrant it. For example, holding companies experiencing or anticipating significant growth may be expected to maintain capital ratios, including tangible capital positions, well above the minimum levels. The Federal Reserve has not, however, imposed any such special capital requirements on Premier.

           Additionally, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), among other things, identifies five capital categories for insured depository institutions (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) and requires the respective federal regulatory agencies to implement systems for "prompt corrective action" for insured depository institutions that do not meet minimum capital requirements within such categories. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified. Failure to meet the capital guidelines could also subject a banking institution to capital raising requirements. An "undercapitalized" bank must develop a capital restoration plan and its parent holding company must guarantee the bank's compliance with the plan. The liability of the parent holding company under any such guarantee is limited to the lesser of 5% of the Bank's assets at the time it became "undercapitalized" or the amount needed to comply with the plan. Furthermore, in the event of the bankruptcy of the parent holding company, such guarantee would take priority over the parent's general unsecured creditors. In addition, FDICIA requires the various regulatory agencies to prescribe certain non-capital standards for safety and executive compensation and permits regulatory action against a financial institution that does not meet such standards.

DIVIDEND RESTRICTIONS - Premier is dependent to a large extent on dividends from its Affiliate Banks for its revenues. Various federal and state regulatory provisions limit the amount of dividends the Affiliate Bank can pay to Premier without regulatory approval. At December 31, 1997, $7.7 million of the total shareholders' equity of the Affiliate Banks was available for payment of dividends to Premier without approval by the applicable regulatory authority.

           In addition, federal bank regulatory authorities have authority to prohibit Premier's Affiliate Banks from engaging in an unsafe or unsound practice in conducting their business. The payment of dividends, depending upon the financial condition of the bank in question, could be deemed to constitute such an unsafe or unsound practice. The ability of the Affiliate Banks to pay dividends in the future is presently, and could be further, influenced by bank regulatory policies and capital guidelines as well as each Affiliate Bank's earnings and financial condition.

INTERSTATE BANKING - Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act"), subject to certain concentration limits, (i) bank holding companies, such a Premier, are permitted to acquire banks and bank holding companies located in any state of the United States, subject to certain restrictions, and (ii) banks are permitted to acquire branch offices outside their home state by merging with out-of-state banks, purchasing branches in other states or establishing de novo branch offices in other states; provided that, in the case of any such purchase or opening of individual branches, the host state has adopted legislation "opting in" to the relevant provisions of the Riegle-Neal Act; and provided further, that, in the case of a merger with a bank located in another state, the host state has not adopted legislation "opting out" of the relevant provisions of the Riegle-Neal Act.

NUMBER OF EMPLOYEES

           The Company and its subsidiaries collectively had approximately
193.5 full-time equivalent employees as of March 24, 1998. Its executive offices are located at 120 N. Hamilton Street, Georgetown, Kentucky, telephone number (502) 863-7500 (facsimile number (502) 863-7503).

ITEM 2.  PROPERTIES

           The Company owns the banking office of the Georgetown Bank at 120 North Hamilton Street, Georgetown, Kentucky, at which the Company's executive offices are located. In addition, the Company owns a building at 115 North Hamilton Street, Georgetown, Kentucky which is being remodeled for future offices, a branch banking office of the Georgetown Bank located at 103 Finley Drive, Georgetown, Kentucky and property at 812 South Broadway, Georgetown Kentucky where the Georgetown Bank has a temporary branch facility. In Sharpsburg, Kentucky, the Company owns the main banking office of the Sharpsburg bank at 648 Main Street and a building at 652 Main Street which is being remodeled for future offices. The Company also owns property located at 237 Frankfort Street, Brooksville, Kentucky, which was purchased as a possible future branch site for the Germantown Bank. Except as noted, each of the Banks owns the real property and improvements on where their banking activities are conducted.

           The Vanceburg Bank, in addition to its main office at 400 Second Street, Vanceburg, Kentucky has five branch offices in Lewis County, Kentucky, including one leased facility. The Germantown Bank, with its main office on Highway 10, Germantown, Kentucky, has no other offices in Bracken County, Kentucky. The Georgetown Bank, in addition to its main office has two branches in Scott County, Kentucky. The Sharpsburg Bank has, in addition to its main office, one branch located in Bath County, Kentucky. The Eminence Bank has its main office on Main Street, Eminence, Kentucky, and two branches in Henry County, Kentucky. The Sabina Bank has its main office at 135 North Howard Street, Sabina, Ohio, and two branches, one each located in Hardin and Auglaize Counties, Ohio.

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

                               PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

           Prior to the Company's public offering in May, 1996, there had been no established public trading market for the common shares of the Company, with trading in common shares being limited and infrequent. During the 120 days prior to the offering, the Company was aware of certain trading transactions involving common shares at a sales price of $12.50 per share. Sales of common shares may have occurred in private transactions at prices that are not known to the Company. Further, these sale prices may not have been representative of prices that might have been realized in trading transactions in common shares following the offering. The Company's common stock is listed on the NASDAQ under the symbol PFBI. At March 24, 1998, the Company had approximately 608 record holders of its common shares.

           The following table sets forth on a quarterly basis cash dividends paid and the range of high and low sales prices on a per share basis during the quarters indicated. Cash dividends paid per share shown below have been adjusted retroactively to reflect prior stock splits effected in the form of share dividends.


                                 CASH                        SALES PRICE
                            DIVIDENDS PAID             HIGH               LOW
                            --------------            -----             ------
   1995:
     First Quarter           $ 0.10                   $ *                $ *
     Second Quarter            0.10                     *                  *
     Third Quarter            0.125                     *                  *
     Fourth Quarter           0.125                     *                  *
                             ------
                             $ 0.45
                             ======
   1996:
     First Quarter           $0.125                   $ *                $ *
     Second Quarter           0.125                    14.25              13.50
     Third Quarter            0.125                    14.00              12.25
     Fourth Quarter           0.125                    14.12              12.00
                             ------
                              $0.50
                             ======


                                 CASH                        SALES PRICE
                            DIVIDENDS PAID             HIGH               LOW
                            --------------            -----             ------
   1997:
     First Quarter           $ 0.125                  $15.62            $13.50
     Second Quarter            0.125                   18.75             14.25
     Third Quarter             0.15                    21.25             17.00
     Fourth Quarter            0.15                    27.50             20.12
                             ------
                             $ 0.55
                             ======
   1998:
     First Quarter          **$0.15                   $25.75            $21.56

   *    No established public trading market.

   ** Dividend declared March 10, 1998 to shareholders of record as of March 20, 1998, payable March 31, 1998.

           The Company has paid consecutive quarterly cash dividends since its organization. The Company's annual cash dividend has increased 7 consecutive years, from $0.12 per share in 1991 to $0.55 per share in 1997. While the Company currently expects to declare comparable cash dividends in the future, there can be no assurance that it will do so. The determination whether to pay cash dividends and the amount of such dividends is at the discretion of the Company's Board of Directors.

           The payment of dividends by the Company depends largely upon the ability of the Banks to declare and pay dividends to the Company because the principal source of the Company's revenue will be dividends paid by the Banks. At December 31, 1997, approximately $7.7 million was available for payment as dividends from the Banks to the Company without the need for approval from the FDIC or the state banking regulators. In considering the payment of dividends, the Board of Directors will take into account the Company's financial condition, results of operations, tax considerations, costs of expansion, industry standards, economic conditions and need for funds, as well as governmental policies and regulations applicable to the Company and the Banks.

ITEM 6.  SELECTED FINANCIAL DATA

The following table presents consolidated selected financial data for the Company, it does not purport to be complete and is qualified in its entirety by more detailed financial information and the audited consolidated financial statements contained elsewhere in this annual report. The consolidated selected financial data presented below has been retroactively adjusted to reflect all prior stock splits effected in the form of share dividends and has been restated to give the effect of acquisitions accounted for as a pooling of interests.


                                                            AT OR FOR THE YEAR ENDED DECEMBER 31,
                                    --------------------------------------------------------------------------------
                                       1997               1996             1995              1994             1993
                                    --------           --------          -------           -------           -------
EARNINGS
   Net interest income              $ 16,100           $ 12,426           $ 7,697           $ 7,319           $ 6,974
   Provision for loan losses           1,232                760               196               335               389
   Non-interest income                 4,367              1,721             1,018               870               936
   Non-interest expense               11,022              8,075             5,943             5,464             5,304
   Income taxes                        2,605              1,588               146               567               582
      Net income                     $ 5,608            $ 3,724           $ 2,430           $ 1,823           $ 1,635

FINANCIAL POSITION
   Total assets                    $ 425,436          $ 329,127         $ 192,273         $ 154,653         $ 151,975
   Loans, net of unearned
      income                         283,390            242,625           137,550           106,431            97,521
   Allowance for loan losses           3,144              2,854             1,997             1,172             1,192
   Goodwill and other intangibles      7,262              5,490               248                 8                16
   Securities                         69,211             52,660            33,919            30,619            35,582
   Deposits                          324,554            267,208           168,170           136,613           137,538
   Other borrowings                   20,897             14,977             1,502                 0                 0
   Debt                               28,750                  0             5,000             1,500                 0
   Stockholders equity                47,797             44,625            15,603            13,617            12,767

SHARE DATA
   Net income - basic                $  1.20             $ 0.99            $ 1.02            $ 0.77            $ 0.69
   Net income - diluted                 1.19               0.99              1.02              0.77              0.69
   Book value                          10.20               9.52              6.54              5.77              5.42
   Cash dividend                        0.55               0.50              0.45              0.36              0.28

RATIOS
   Return on average assets             1.37%              1.42%             1.48%             1.19%             1.06%
   Return on average equity            12.17%             11.39%            16.49%            13.70%            13.02%
   Dividend payout                     44.38%             53.22%            41.01%            33.60%            36.24%
   Stockholders' equity to total
      assets at period-end             11.23%             13.56%             8.12%             8.80%             8.40%
   Average stockholders' equity
      to average total assets          11.22%             12.48%             8.90%             8.69%             8.14%

CAPITAL RATIOS
   Equity to assets                    11.23%             13.56%             8.12%             8.80%             8.40%
   Leverage ratio                      13.52%             12.11%             8.13%             8.84%             8.39%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion presents Management's analysis of the primary factors affecting Premier Financial Bancorp, Inc.'s (the "Company" or "Premier") performance and financial condition. It should be read in conjunction with the accompanying audited consolidated financial statements beginning on page 36 of this report. Unless otherwise noted, all amounts and per share data have been restated to give the effect of acquisitions accounted for as a pooling of interests. All dollar amounts (except per share data) are presented in thousands unless otherwise noted.

FORWARD-LOOKING STATEMENTS

Management's discussion and analysis contains forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. However, such performance involves risks and uncertainties, and there are certain important factors that may cause actual results to differ materially from those anticipated. These important factors include, but are not limited to, economic conditions (both generally and more specifically in the markets in which Premier operates), competition for Premier's customers from other providers of financial services, government legislation and regulation (which changes from time to time), changes in interest rates, Premier's ability to originate quality loans and attract and retain deposits, the impact of Premier's rapid growth, Premier's ability to control costs, and new accounting pronouncements, all of which are difficult to predict and many of which are beyond the control of Premier.

OVERVIEW

In 1997, Premier continued to pursue its strategic plan to build a network of independently managed community banks into a strongly capitalized, risk controlled bank holding company with high quality earnings and shareholder liquidity. Premier continued to post record results in three key financial areas: earnings, total assets and shareholders' equity. For 1997, net income rose 50.6% to $5,608 from $3,723, as restated, in 1996; total assets increased to $425,436 from the $292,565 reported in 1996, and shareholders' equity increased to $47,797 from the $39,863 reported in 1996.

During 1997, a number of larger financial institutions announced plans to divest of branches. In order to take advantage of these potential opportunities and to provide additional capital for other expansion opportunities, Premier issued $28.75 million of capital securities of subsidiary trust (capital securities) in June. A portion of these funds were used in December in connection with the purchase of two branches with $23.3 million in deposits and the balance will be used to complete the acquisition of three branches with total deposits of $148 million expected to be completed in June 1998. In the third and fourth quarters of 1997, Premier invested the proceeds of the capital securities in temporary investments realizing gross investment gains of $2.2 million which were added to earnings. At year end 1997, Premier had Tier I capital totaling $56.5 million which will provide sufficient capital to complete the proposed acquisitions as well as additional acquisitions which may become available.

Highlights of Premier's 1997 performance and financial condition include:

     - Return on Average Assets of 1.37%
     - Return on Average Equity of 12.17%
     - Net Interest Margin 4.32%
     - Efficiency Ratio 57.3%
     - Allowance for Loan Losses to Non-Performing Loans 167%

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

In 1997, Premier completed one acquisition and also acquired the deposits and banking facilities of two branches. On November, 13, 1997, Premier acquired The Sabina Bank, Sabina, Ohio, in a share exchange accounted for as a pooling of interests.

On December 11, 1997, two branch offices of the Fifth Third Bank of Western Ohio located in Waynesfield and Ada, Ohio, were acquired for cash and accounted for as a purchase.

Also in 1997, Premier announced its intention to acquire Ohio River Bank, Ironton, Ohio, in the first quarter of 1998, in a business combination anticipated to be accounted for as a pooling of interests and also announced its planned purchase of three branch offices of Banc One Corporation located in Madison, Phillippi and Van, West Virginia, expected to be completed in the second quarter of 1998.

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

The significant financial data relative to these acquisitions is set forth in
Note 2 to the financial statements.

CAPITAL SECURITIES OF SUBSIDIARY TRUST

On June 9, 1997, Premier completed its public offering of $28.75 million of mandatorily redeemable capital securities of a subsidiary trust (capital securities). These securities qualify as Tier I capital up to an amount not to exceed 25% of Tier I capital and the portion that exceeds the 25% limitation qualifies as Tier 2 capital. The issuance of these securities and resultant increase in capital has allowed the Company to pursue larger financial institutions as potential acquisitions and to bid for branches offered for sale by other financial institutions.

RESULTS OF OPERATIONS

Earnings Summary

Premier recorded net income for 1997 of $5,608, versus $3,723 and $2,431, respectively, in 1996 and 1995. Basic earnings per common share were $1.20 in 1997 compared to $.99 in 1996 and $1.02 in 1995. Net income increased $1,885 or 50.6% in 1997 compared to 1996. The primary factors contributing to the higher earnings in 1997 were a 29.6% increase in net interest income from $12,426 in 1996 to $16,100 in 1997 and an increase in the gain on the sale of investment securities of $2,202. Offsetting these increases was an increase in the provision for loan losses from $760 in 1996 to $1,232 in 1997, an increase in noninterest expense of $2,947 from $8,075 in 1996 to $11,022 in 1997 and an increase of $1,016 in income taxes from $1,589 in 1996 to $2,605 in 1997. Fully diluted earnings per share increased 20.2% in 1997 compared to 1996 despite the increase in the weighted average number of shares from 3.8 million in 1996 to 4.7 million in 1997.

Net income of $3,723 in 1996 represented a 53.2% increase over the 1995 amount of $2,431. Net interest income increased 61.4% to $12,426 in 1996 versus $7,697 in 1995. Offsetting this increase was a $564 increase in the provision for loan losses and a $1,443 increase in income taxes from $146 in 1995 to $1,589 in 1996.

In 1995, income taxes were substantially reduced as a result of the elimination of a $504 valuation allowance related to the deferred tax assets at Georgetown Bancorp, Inc. Per share earnings in 1996 of $0.99 were down $0.03 or 2.9% from the $1.02 recorded in 1995. The reduced level of per share earnings was primarily attributable to the increase in outstanding shares of 2,300,000 as a result of the Company's initial public offering in May of 1996.

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

                        SUMMARY OF NET INTEREST INCOME.
              (Dollars in thousands on a taxable equivalent basis)

                                       1997       1996       1995
                                   ---------   ---------   ---------
Interest income..................  $  33,995   $  22,401   $  13,990
Tax equivalent adjustment........        516         420         279
                                   ---------   ---------   ---------
    Interest income..............     34,511      22,821      14,269
Interest expense.................     17,894       9,975       6,294
                                   ---------   ---------   ---------
    Net interest income..........  $  16,617   $  12,846   $   7,975
                                   =========   =========   =========

The table below shows, for the three year period ended December 31, 1997, the average distribution of assets, liabilities and the interest earned or paid on those items, together with the level of shareholders' equity, as well as Premier's net interest spread and net interest margin on interest earning assets (net interest income divided by average earning assets). In 1997, tax equivalent net interest income increased to $16,617 from $12,846 in 1996, an increase of $3,771 or 29.4%. This increase was due to an increase of $141,028 or 57.8% in average earning assets and an increase of $130,897 or 65.7% in average interest bearing liabilities. The yield on earning assets in 1997 of 8.96% was 39 basis points lower than the 9.35% earned in 1996 while the cost of interest bearing liabilities increased 41 basis points from 5.01% in 1996 to 5.42% in 1997. Consequently, Premier's net interest spread decreased from 4.34% in 1996 to 3.54% in 1997 and the net interest margin decreased from 5.26% in 1996 to 4.32% in 1997. The decrease in net interest spread and net interest margin is primarily attributable to the issuance of $28.75 million of mandatorily redeemable capital securities (capital securities) at an interest rate of 9.75% and the Company's implementation of an arbitrage investment strategy as described below.

In an effort to minimize the adverse impact on net income until a permanent investment can be made of the funds from the issuance of the capital securities, the Company initiated an investment strategy at the end of the second quarter of 1997 of selling approximately $110 million of short-term (60 days) repurchase agreements and investing the proceeds in 2 to 5 year U.S. Treasury and agency securities with a weighted average interest rate of approximately 1% higher than the weighted average rate paid on the repurchase agreements. The Company's policy is to unwind its position whenever the spread between the weighted average interest rate of the repurchase agreements and the weighted average rate on the underlying securities falls below 50 basis points. During the third quarter of 1997 and again during the fourth quarter of 1997, the spread fell below 50 basis points, the Company unwound its positions and recognized net gains of $2.2 million on the sale of the underlying securities in the arbitrage portfolio. Although the Company's investment strategy to minimize the adverse impact on net income has been successful, the Company's net interest spread and net interest margin have been significantly reduced by its implementation. Excluding the effects of the capital securities and the Company's investment strategy, net interest spread would have been 4.28% in 1997 compared to 4.34% in 1996 and net interest margin would have been 5.20% in 1997 versus the 5.26% achieved in 1996.

The net interest spread declined 12 basis points from 4.46% in 1995 to 4.34% in 1996, while the net interest margin, which measure net interest income as a percent of average earning assets, increased from 5.24% in 1995 to 5.26% in 1996. The increase in net interest margin is attributable to the higher levels of noninterest bearing deposits and capital supporting interest earning assets which rose from 22.5% in 1995 to 24.6% in 1996.

The following table presents average balances and interest rates for the three year period ended December 31, 1997.


                                                     AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST
                                                                          ANALYSIS
                                                                  (Dollars in thousands.)

                                           1997                             1996                            1995
                                 -------------------------     ----------------------------     ---------------------------
                                  AVERAGE          AVERAGE     AVERAGE              AVERAGE     AVERAGE             AVERAGE
                                 BALANCE  INTEREST   RATE      BALANCE     INTEREST   RATE      BALANCE  INTEREST     RATE
                                 -------------------------     ----------------------------     ---------------------------
ASSETS:
  Interest earning assets
  U.S. Treasury and federal
   agency securities            $ 85,670  $ 5,288    6.17%     $  30,559    $ 1,772    5.80%    $ 21,038    $ 1,186    5.64%
  States and municipal
   obligations(1)                 18,027    1,455    8.07         12,783      1,017    7.96        8,088        667    8.25
  Other securities (1)             5,155      507    9.84          3,716        395   10.63        2,556        280   10.95
                                --------  -------   -----      ---------    -------   -----      --------   -------   -----
     Total investment
      securities                $108,852  $ 7,250    6.66      $  47,058    $ 3,184    6.77      $ 31,682   $ 2,133    6.73
  Federal funds sold              16,694      937    5.61          7,662        415    5.42         5,222       292    5.59
  Interest-bearing deposits
   with banks                          0        0       0            376         19    5.05           436        34    7.80
  Loans, net of unearned
   income (3) (4)
    Commercial                   111,448   11,260   10.10         88,161      8,923   10.12        59,650     6,138   10.29
    Real estate mortgage         110,519   10,778    9.75         72,026      7,135    9.91        33,918     3,436   10.13
    Installment                   37,545    4,286   11.42         28,747      3,145   10.94        21,428     2,236   10.43
                                --------  -------   -----      ---------    -------   -----      --------   -------   -----
       Total loans              $259,512  $26,324   10.14      $ 188,934     19,203   10.16      $114,996   $11,810   10.27

Total interest-earning assets   $385,058  $34,511    8.96%     $ 244,030    $22,821    9.35%     $152,336   $14,269    9.37%
Allowance for loan losses         (2,975)                         (2,427)                          (1,299)
Cash and due from banks            8,961                           7,431                            5,744
Premises and equipment             5,451                           3,526                            2,341
Other assets                      14,200                           8,921                            4,800
                                --------                       ----------                        --------
   Total assets                 $410,695                       $ 261,481                         $163,922

LIABILITIES:
  Interest bearing deposits:
    NOW and money market        $ 45,135  $ 1,521    3.37%     $  32,532    $ 1,073    3.30%     $ 19,828   $   510   2.57
    Savings                       29,499      869    2.95         23,598        682    2.89        19,302       547   2.83
    Certificates of deposit
     and other time deposits     175,302   10,342    5.90        133,356      7,630    5.72        84,486     4,877   5.77
                                --------  -------   -----      ---------    -------   -----      --------   -------   ----
         Total interest-
          bearing deposits      $249,936  $12,732    5.09      $ 189,486    $ 9,385    4.95      $123,616   $ 5,934   4.80
    Other borrowings              49,358    2,721    5.51          3,983        214    5.37           994        63   6.34
    FHLB advances                 14,301      810    5.66          3,660        208    5.68           713        44   6.17
    Debt                          16,460    1,631    9.91          2,029        168    8.28         2,891       253   8.75
                                --------  -------   -----      ---------    -------   -----      --------   -------   ----
   Total interest-bearing
    liabilities                 $330,055  $17,894    5.42%     $ 199,158    $ 9,975    5.01%     $128,214   $ 6,294   4.91%
   Non-interest bearing demand
     deposits                     31,263                          27,250                           19,617
   Other liabilities               3,279                           2,373                            1,372
                                --------                       ---------                         --------
        Total liabilities       $364,597                       $ 228,781                         $149,203

SHAREHOLDERS' EQUITY:             46,098                          32,700                           14,719
                                --------                       ---------                         --------
TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY           $410,695                       $ 261,481                         $163,922
NET INTEREST INCOME (1)                    16,617                            12,846                           7,975
NET INTEREST SPREAD (1)                              3.54%                            4.34%                           4.46%
NET INTEREST MARGIN (1)                              4.32%                            5.26%                           5.24%


(1) Taxable - equivalent yields are calculated assuming a 34% federal income tax rate.

(2) Yields are calculated on historical cost except for yields on marketable equity securities which are calculated using fair value.

(3) Includes loan fees, immaterial in amount, in both interest income and the calculation of yield on loans.

(4)  Includes loans on nonaccrual status.

The accompanying analysis of changes in net interest income in the following table shows the relationship of the volume and rate portions of these changes in 1997 and 1996.


                            ANALYSIS OF CHANGES IN NET
                                  INTEREST INCOME
               (Dollars in thousands on a taxable equivalent basis)

                                          1997 VS. 1996                 1996 VS. 1995
                                     INCREASE (DECREASE) DUE        INCREASE (DECREASE) DUE
                                          TO CHANGE IN                   TO CHANGE IN
                                   ----------------------------   ----------------------------
                                   VOLUME      RATE  NET CHANGE   VOLUME     RATE   NET CHANGE
Interest Income:
Loans                            $  7,166    $  (45)  $  7,121    $ 7,520    $ (127)  $ 7,393
Investment securities               4,144       (78)     4,066      1,038        14     1,052
Federal funds sold                    506        16        522        133       (10)      123
Deposits with banks                   (19)                 (19)        (4)      (12)      (16)
                                 --------    ------   --------    -------    ------   -------
    Total interest income        $ 11,797    $ (107)  $ 11,690    $ 8,687    $ (135)  $ 8,552

Interest Expense:
Deposits -
  NOW and money market           $    424    $   24   $    448    $   390    $  173   $   563
  Savings                             173        14        187        124        11       135
  Certificates of deposit           2,467       245      2,712      2,796       (43)    2,753
  Other borrowings                  2,501         6      2,507        159        (8)      151
  FHLB borrowings                     603        (1)       602        168        (4)      164
  Debt                              1,424        39      1,463        (72)      (13)      (85)
                                 --------    ------   --------    -------    ------   -------
    Total interest expense       $  7,592    $  327   $  7,919    $ 3,565    $  116   $ 3,681

       Net interest income       $  4,205    $ (434)  $  3,771    $ 5,122    $ (251)  $ 4,871

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


                                     SUMMARY OF LOAN LOSS EXPERIENCE
                                           (Dollars in Thousands)

                                                                         YEARS ENDED DECEMBER 31,
                                                        ---------------------------------------------------------

                                                           1997        1996         1995      1994         1993
                                                        --------     --------     --------   --------     -------
Balance at beginning of year                            $  2,854     $  1,996     $  1,172   $  1,192     $ 1,349
Balance of allowance for loan losses of
  acquired subsidiaries at acquisition date                    0          812          803          0           0
Amounts charged off:
   Commercial                                                532          250           74        312         372
   Real estate mortgage                                      139           68           19          5          47
   Consumer                                                  513          619          180        200         279
                                                        --------     --------     --------   --------     -------
     Total loans charged off                            $  1,184     $    937     $    273   $    517     $   698

Recoveries on amounts previously charged off:
   Commercial                                                 48           89           32         94          76
   Real estate mortgage                                        0            4            2          5          64
   Consumer                                                  194          130           64         63          12
                                                        --------     --------     --------   --------     -------
     Total recoveries                                        242          223           98   $    162     $   152

Net charge-offs                                              942          714          175        355         546
Provision for loan losses                                  1,232          760          196        335         389
                                                        --------     --------     --------   --------     -------
Balance at end of year                                  $  3,144     $  2,854     $  1,996   $  1,172     $ 1,192

Total loans, net of unearned income:
   Average                                               259,512      188,934      114,996    102,515      99,464
   At December 31                                        283,390      242,625      137,550    106,431      97,521

As a percentage of average loans:
   Net charge-offs                                           .36%         .38%         .15%       .35%        .55%
   Provision for possible loan losses                        .47%         .40%         .17%       .33%        .39%
Allowance as a percentage of year-end net loans             1.11%        1.18%        1.45%      1.10%       1.22%
Allowance as a multiple of net charge-offs                     3            4           11          3           2


The provision for possible loan losses for 1997 was $1,232 compared to $760 in 1996, an increase of $472. This increase resulted from loan growth, the inclusion of Farmers Deposit Bancorp for a full year, and provisions made for possible loan losses for certain indirect consumer loans at the consumer finance subsidiary operated by Citizens Deposit Bank. In 1997, net charge-offs were $942 compared to $714 in 1996, an increase of $228. This increase was primarily attributable to the charge-off of loans acquired in the acquisition of Farmers Deposit Bancorp. At December 31, 1997, Premier's allowance for possible loan losses was 1.11% of period-end loans compared to 1.18% at December 31, 1996.

Net charge-offs to average loans were .36% for the year 1997 compared to .38% for the year 1996. At December 31, 1997, Premier's allowance for possible loan losses totaled $3,144, representing an increase of $290 over the amount reported at December 31, 1996. The allowance for possible loan losses was 167% of nonperforming loans on December 31, 1997, compared to 155% at December 31, 1996. At year end 1997, nonperforming loans represented .50% of total outstanding loans, down from .56% on December 31, 1996.

The provision for possible loan losses for 1996 was $760, an increase of $564 over the $196 in 1995. Net charge-offs in 1996 were $714, versus $175 charged-off in 1995.

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

                    ALLOCATION OF ALLOWANCE FOR LOAN LOSSES
                            (Dollars in thousands)

                                                       At December 31,
                    ---------------------------------------------------------------------------------------------------------
                          1997                  1996                   1995                   1994                  1993
                     Amount      %         Amount      %          Amount     %           Amount     %          Amount     %
                    ----------------       ----------------       --------------         ---------------       --------------
Commercial          $1,186     37.7%       $1,038     36.4%       $  675    33.8%        $  560    47.8%       $  566   47.5%
Real estate            550     17.5         1,097     38.4           575    28.8            175    14.9           159   13.3
mortgage
Consumer               852     27.1           626     21.9           573    28.7            292    24.9           304   25.5
Unallocated            556     17.7            93      3.3           173     8.7            145    12.4           163   13.7
                    ------     ----        ------     ------      ------    -----        ------    ------      ------   ----
  Total             $3,144    100.0%       $2,854    100.0%       $1,996   100.0%        $1,172   100.0%       $1,192  100.0%

NONINTEREST INCOME AND EXPENSES

Noninterest income is a significant component of the Company's total income. The Company continues to develop and enhance existing products and to create new products in order to augment fee income as trends in the financial services industry and the economic environment continue to put pressure on the Company's ability to increase its net interest income. Noninterest income includes deposit service charges, fees from data processing and trust services, fees and commissions from many other corporate and retail products and gains and losses from the sale of investment securities.

The discussion that follows considers the impact for comparative purposes of the acquisition of Farmers Deposit Bancorp (Farmers Deposit) on July 1, 1996. Since the acquisition was accounted for as a purchase, only amounts from that date through December 31, 1996 are included in the consolidated financial statements for 1996, whereas the 1997 consolidated financial statements include Farmers Deposit for the full year.

Total fees and other income increased $444 or 25.8% in 1997 to $2,163 from $1,719 in 1996. Excluding Farmers Deposit, fees and other income increased $164 or 11.3%. All categories increased in 1997, with service charges on deposit accounts increasing 15.4%, insurance commissions increasing 32.4% and all other income increasing 46.5%.

Total fees and other income in 1996 increased $695 or 67.9% over 1995. Excluding Farmers Deposit, the increase would have been $427 for a 41.7% increase. In 1996, service charges on deposit accounts increased 54.0%, insurance commissions increased 88.4% and other income increased 94.8% over the amounts recorded in 1995.

Investment securities gains in 1997 were $2,204 versus $1 in 1996 and losses in 1995 of $6. The significant increase in 1997 was due to the unwinding of an arbitrage investment portfolio established to maximize the utilization of the proceeds received from the issuance of capital securities.

Noninterest expenses increased $2,947 or 36.5% in 1997, from $8,075 in 1996 to $11,022 in 1997, and increased $2,132 or 35.9% in 1996 from $5,943 in
1995. Excluding Farmers Deposit, noninterest expense increased 25.6% in 1997 and 16.3% in 1996.

Salaries and employee benefits, the largest component of noninterest expense, increased 27.8% in 1997 and 43.6% in 1996. Excluding Farmers Deposit, the increases were 16.7% in 1997 and 19.4% in 1996. The increases include salary increases and reflect increases in the number of full time equivalent employees from 111 at December 31, 1995 to 150 at December 31, 1996 and 161 at December 31, 1997, due to acquisitions and expansion of the Company's business activity.

Occupancy and equipment expense for 1997 of $1,421 was $224 or 18.7% higher than the $1,197 for 1996. Excluding Farmers Deposit, the increase was $122 or 11.2%. The increase in 1996 was $208 or 21.0% from $989 in 1995. The increase in 1996 and 1997 are primarily attributable to the expansion in the number of banking locations from 9 at December 31, 1995 up to 16 at December 31, 1997.

Other noninterest expense, which is the second largest category, increased $540 or 30.6% in 1997 and $384 or 27.9% in 1996. Excluding Farmers Deposit, the increase in 1997 would have been 36.0% and the increase in 1996 would have been 2.7%.

The Company incurred expenses relating to the acquisition of The Sabina Bank of $467 in 1997. No acquisition expenses were incurred in 1996, while acquisition expenses of $110 were incurred in 1995. Expenses related to acquisitions are charged to expense for acquisitions accounted for as pooling of interests while expense related to acquisitions accounted for as purchases are capitalized as a component of the purchase price and ultimately increase the amount of goodwill included with the purchase.

Goodwill amortization increased in 1997 primarily due to the inclusion of Farmers Deposit for the full year versus half the year in 1996.

The Company continually seeks to develop fees and other income for services provided while holding operating expenses to the minimum amount required to provide quality service. In 1997, total net noninterest expenses (excluding investment securities gains and acquisition expenses) as a percent of average total assets were reduced to 2.04% from 2.43% in 1996 and 2.93% in 1995.

The following table is a summary of non-interest income and expense for the three year period indicated.


                                      NON-INTEREST INCOME AND EXPENSE
                                          (Dollars in thousands)

                                                                        INCREASE                           INCREASE
                                                                       (DECREASE)                         (DECREASE)
                                                                        1997 VS.                           1996 VS.
                                                        1997     1996     1996           1996      1995      1995
                                                      -------   ------   ------         ------    ------    ------
Non-Interest Income:
   Service charges on deposit accounts                $ 1,155   $1,001   $  154         $1,001    $  650    $  351
   Insurance income                                       409      309      100            309       164       145
   Other                                                  599      409      190            409       210       199
                                                      -------   ------   ------         ------    ------    ------
       Total fees and other income                    $ 2,163   $1,719   $  444         $1,719    $1,024    $  695
   Investment securities gains (losses)                 2,204        1    2,203              2        (6)        8
                                                      -------   ------   ------         ------    -------   ------
       Total non-interest income                      $ 4,367   $1,720   $2,647         $1,721    $1,018    $  703

Non-Interest Expense:
   Salaries and employee benefits                       5,587    4,372    1,215          4,372     3,044     1,328
   Occupancy and equipment expense                      1,421    1,197      224          1,197       989       208
   Professional fees                                      472      259      213            259       209        50
   Taxes, other than payroll, property
      and income                                          387      288       99            288       210        78
   Acquisition related expenses                           467        0      467              0       110      (110)
   Amortization of intangibles                            386      197      189            197         3       194
   Other expenses                                       2,302    1,762      540          1,762     1,378       384
                                                      -------   ------   ------         ------    ------    ------
       Total non-interest expenses                    $11,022   $8,075   $2,947         $8,075    $5,943    $2,132

Net non-interest expenses as a percent
   of average assets                                     1.62%    2.43%                   2.43%     3.00%
Net non-interest expenses as a percent
   of average assets (excluding
   investment securities gains and
   losses and acquisition related
   expenses)                                             2.04%    2.43%                   2.43%     2.93%

INCOME TAXES

Premier's provision for income taxes was $2,605 in 1997, which represented
31.7% of pre-tax income versus $1,589 or 29.9% of pre-tax income in 1996. The increase is primarily due to the lower percentage of tax-exempt income in relation to total pre-tax income and the increase in nondeductible amortization expense. Income tax expense for 1995 was $146 or 5.7% of pre-tax income. The lower income tax for 1995 was attributable primarily to the elimination of the valuation allowance of $504 for deferred tax assets at Georgetown Bank & Trust.



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

Total loans, net of unearned income, averaged $259,512 in 1997 compared with $188,934 in 1996. At year end 1997, loans net of unearned income totaled
$283,390 compared to $242,625 at December 31, 1996, an increase of $40,765 or 16.8%.

The following table presents a summary of the Company's loan portfolio by category for each of the last five years. Other than the categories noted, there is no concentration of loans in any industry greater than 5% in the portfolio. The Company has no foreign loans or highly leveraged transactions in its loan portfolio.

                                                            LOAN PORTFOLIO COMPOSITION

                                                                 LOANS OUTSTANDING
                                                              (Dollars in thousands)

                                                                         December 31
                               -------------------------------------------------------------------------------------------------
                                  1997     %         1996      %         1995      %          1994      %        1993       %
                               --------  ------   --------  ------     --------   ------    --------  ------   --------   ------
Commercial, secured by real
 estate                        $ 66,893  23.41%   $ 60,018   24.52%    $ 39,568   28.57%    $ 30,643  28.55%   $ 29,274   29.46%
Commercial, other                45,024  15.75      35,393   14.46       19,702   14.23       18,850  17.56      16,587   16.69
Real estate construction          7,857   2.75       4,138    1.69        2,377    1.72        1,822   1.70         881     .89
Real estate mortgage             93,789  32.82      87,335   35.69       41,096   29.67       30,067  28.01      27,557   27.73
Agricultural                     13,208   4.62      11,731    4.79        6,924    5.00        3,271   3.05       3,226    3.25
Consumer                         58,523  20.47      44,753   18.29       28,397   20.50       22,397  20.87      21,581   21.72
Other                               504    .18       1,363     .56          435    0.31          279   0.26         254     .26
                               --------  ------   --------  ------     --------   ------    --------  ------   --------   ------
  Total loans                  $285,798 100.00%   $244,731  100.00%    $138,499  100.00%    $107,329 100.00%   $ 99,360  100.00%
                               --------  ------   --------  ------     --------   ------    --------  ------   --------   ------
  Less unearned income           (2,408)            (2,106)                (949)                (898)            (1,839)

     Total loans net of
        unearned income        $283,390           $242,625             $137,550             $106,431           $ 97,521


Commercial loans generally are made to small-to-medium size businesses located within a Bank's defined market area and typically are secured by business assets and guarantees of the principal owners. Collateral for real estate mortgage loans include residential properties and the loans generally do not exceed 80% of the value of the real property securing the loan, based on recent independent appraisals. The Company's real estate mortgage loan portfolio primarily consists of adjustable rate residential mortgage loans. The origination of these mortgage loans can be more difficult in a low interest rate environment where there is a significant demand for fixed rate mortgages. Consumer loans generally are made to individuals living in a Bank's defined market area who are known to the Bank's staff. Consumer loans are made for terms of up to seven years on a secured or unsecured basis. While consumer loans generally provide the Company with increased interest income, consumer loans may involve a greater risk of default. Loss experience in all categories has remained low over the past five years, with net charge offs being .36% of loans in 1997 and .38% in 1996. With respect to consumer loans in particular, net charge offs for the year ended December 31, 1997 were $319, or .55% of total consumer loans outstanding at December 31, 1997, and $489 in 1996, or 1.09% of total consumer loans outstanding at December 31, 1996.

The following table sets forth the maturity distribution and interest sensitivity of selected loan categories at December 31, 1997. Maturities are based upon contractual terms. The Company's policy is to specifically review and approve any loan renewed; no loans are automatically rolled over.

                    LOAN MATURITIES AND INTEREST SENSITIVITY
                               DECEMBER 31, 1997
                            (Dollars in thousands)

                                     One Year   One Through      Over       Total
                                     or Less    Five Years    Five Years    Loans

Commercial, secured by real estate   $ 10,670    $ 12,595     $ 43,628     $ 66,893

Commercial, other                      23,535      12,596        8,893       45,024

Real estate construction                6,856         301          700        7,857

Agricultural                            7,024       3,595        2,589       13,208
                                     --------    --------     --------     --------

     Total                           $ 48,085    $ 29,087     $ 55,810     $132,982


Fixed rate loans                     $ 29,997    $ 21,446     $ 29,384     $ 80,827

Floating rate loans                    18,088       7,641       26,426       52,155
                                     --------    --------     --------     --------

     Total                           $ 48,085    $ 29,087     $ 55,810     $132,982

NONPERFORMING ASSETS

Nonperforming assets consist of loans on which interest is no longer accrued, certain restructured loans where interest rate or other terms have been renegotiated, accruing loans past due 90 days or more and real estate acquired through foreclosure. All loans considered impaired under SFAS 114 are included in nonperforming loans.

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

A summary of the components of nonperforming assets, including several ratios using period-end data, is shown below:

                              NONPERFORMING ASSETS
                             (Dollars in Thousands)

                                                            DECEMBER 31
                                         ----------------------------------------------------
                                           1997        1996        1995       1994     1993

Nonaccrual loans                         $   562     $   768     $   693     $ 203    $ 1,028
Accruing loans which are contractually
  past due 90 days or more                   490         588         480       261        543
Restructured loans                           356           0           0         0          0
                                         -------     -------     -------     -----    -------
  Total nonperforming and restructured
    loans                                $ 1,408     $ 1,356     $ 1,173     $ 464    $ 1,571
Other real estate acquired through
  foreclosures                               836         485         132       427        110
                                         -------     -------     -------     -----    -------
   Total nonperforming and restructured
     loans and other real estate         $ 2,244     $ 1,841     $ 1,305     $ 891    $ 1,681
Nonperforming and restructured loans
  as a percentage of net loans               .50%        .56%        .85%      .44%      1.61%
Nonperforming and restructured loans
  and other real estate as a percentage
  of total assets                            .53%        .56%        .44%      .58%      1.11%


Nonaccrual loans decreased from $768 at December 31, 1996 to $562 at December 31, 1997. Total nonperforming assets increased from $1,841 at December 31, 1996 to $2,244 at December 31, 1997, however the percentage of nonperforming loans to total loans decreased from .56% to .50%

The Company continues to follow its long-standing policy of not engaging in international lending and not concentrating lending activity in any one industry.

Although loans may be classified as nonperforming, many continue to pay interest irregularly or at less than original contractual rates. A summary of actual income recognized on nonperforming loans versus their full contractual yields for each of the past five years is presented below.

             INTEREST INCOME ON NON-ACCRUAL AND RESTRUCTURED LOANS

                            YEAR ENDED DECEMBER 31
                            (Dollars in thousands)

                        1997     1996      1995      1994      1993

Contractual interest     77       73        32        15        49
Interest recognized      61        2        22         0         6

INVESTMENT ACTIVITIES

The securities portfolio consists of debt and equity securities which provide the Company with a relatively stable source of income. Additionally, the investment portfolio provides a balance to interest rate and credit risks in other categories of the balance sheet. The securities portfolio is also used as a secondary source of liquidity by the Company. The Company has classified all municipal securities and certain U. S. Treasury and Agency securities as held to maturity based on management's positive intent and ability to hold such securities to maturity. These municipal securities provide tax-free income and are within management's guidelines with respect to credit risk and market risk. The municipal securities have been issued principally by Kentucky municipalities. The U. S. Treasury and Agency securities are held as a source of stable, long-term income which can be used as collateral to secure municipal deposits and repurchase agreements. All other investment securities are classified as available for sale. The securities portfolio does not contain significant holdings in mortgage-backed securities, collateralized mortgage obligations or other mortgage-related derivative products and/or structured notes.

Securities, exclusive of the arbitrage portfolio, as a percentage of average interest-earning assets decreased to 15.1% in 1997 versus 19.3% in 1996 and 20.8% in 1995.. These decreases in securities reflect management's emphasis on originating higher yielding loans and placing a lesser reliance on the securities portfolio for sources of income.

At December 31, 1997 and 1996, the Company had an investment in noncumulative perpetual preferred stock of First Guaranty Bank, Hammond, Louisiana. The market value of this investment approximated its book value which totaled $2 million at December 31, 1997 and 1996. The dividend rate on the preferred stock is 2% in excess of the prime rate as in effect from time to time.

     The following tables present the carrying values and maturity distribution of investment securities.

                       CARRYING VALUE OF SECURITIES
                          (Dollars in thousands)

                                                         DECEMBER 31
                                                 1997        1996        1995
U.S. Treasury and Federal agencies:
   Available for sale                         $ 35,967     $ 22,720    $ 19,163
   Held to maturity                              5,588        8,387       2,300
State and municipal obligations:
   Available for sale                            3,564        4,464       2,864
   Held to maturity                             14,625       12,190       6,347
Equity securities:
   Available for sale                            2,795        2,788       2,819
   Held to maturity                                  0            0           0
Other securities:
   Available for sale                            3,600            0           0
   Held to maturity                                149          416          18
Total securities:
   Available for sale                           45,926       29,972      24,846
   Held to maturity                             20,362       20,993       8,665
                                              --------     --------    --------
Total                                         $ 66,288     $ 50,965    $ 33,511


                      MATURITY DISTRIBUTION OF SECURITIES
                              December 31, 1997
                           (Dollars in thousands)

                                                 ONE         FIVE
                                       YEAR    THROUGH     THROUGH    OVER
                                        OR       FIVE        TEN       TEN      OTHER                 MARKET
                                       LESS     YEARS       YEARS     YEARS   SECURITIES    TOTAL     VALUE
U.S. Treasury and Federal agencies:
    Available for sale               $20,869   $ 9,315     $ 4,403    $1,380    $    0     $35,967   $35,967
    Held to maturity                   2,300     2,986         301         0         0       5,587     5,603
State and municipal obligations:
    Available for sale                   414     2,160         613       377         0       3,564     3,564
    Held to maturity                     732     5,321       5,657     2,916         0      14,626    15,110
Other securities:
    Available for sale                     0         0           0         0     6,395       6,395     6,395
    Held to maturity                       0         0           0         0       149         149       149
Total securities:
    Available for sale                21,283    11,475       5,016     1,757     6,395      45,926    45,926
    Held to maturity                   3,032     8,307       5,958     2,916       149      20,362    20,862
                                     -------   -------     -------    ------    ------     -------   -------
Total                                $24,315   $19,782     $10,974    $4,673    $6,544     $66,288   $66,788
                                     =======   =======     =======    ======    ======     =======   =======
Percent of total                      36.68%    29.84%      16.56%     7.05%     9.87%     100.00%   100.75%
Weighted average yield*                4.85%     4.61%       5.11%     4.55%     8.52%       5.17%

*The weighted average yields are calculated on historical cost on a non tax-equivalent basis.

DEPOSIT ACTIVITIES

Managing the mix and repricing of deposit liabilities is an important aspect of the Company's ability to maximize its net interest margin. The strategies used to manage interest-bearing deposit liabilities are designed to adjust as the interest rate environment changes. In this regard, management of the Company regularly assesses its funding needs, deposit pricing, and interest rate outlooks.

Total deposits averaged $281,199 in 1997, a 29.7% increase over 1996. Total deposits averaged $216,736 in 1996, an increase of $73,503 or 51.37% over 1995. Noninterest bearing deposits averaged 12.5% of total deposits in 1997, compared to 14.4% in 1996 and 15.9% in 1995.

At December 31, 1997, deposits totaled $324,554, compared to $267,208 at December 31, 1996, an increase of $57,346, or 21.5%. Of this increase, approximately $23,300 is attributable to the acquisition of two branches during 1997. Exclusive of the acquisition, deposits increased $34,046 from December 31, 1996 to December 31, 1997, representing a 12.7% increase.

The table below provides information on the maturities of time deposits of $100,000 or more at December 31, 1997.

                               MATURITY OF TIME
                          DEPOSITS OF $100,000 OR MORE

                                             December 31, 1997
                                             -----------------
                                              (in thousands)
    Maturing 3 months or less                   $  9,200
    Maturing over 3 months through 6 months        8,459
    Maturing over 6 months through 12 months      12,510
    Maturing over 12 months                       16,936
                                                --------

    Total                                       $ 47,105
                                                ========

The following table sets forth the average amount of and average rate paid on selected deposit categories during the past three full years.

                                      1997                 1996                   1995
   CATEGORY                   AMOUNT     RATE (%)    AMOUNT     RATE (%)     AMOUNT     RATE (%)
                                                  (Dollars in thousands)

Demand                       $ 31,263        0%     $ 27,250        0%     $ 19,617        0%
NOW and money
  market accounts              45,135     3.37%       32,532     3.30%       19,828     2.57%
Savings                        29,499     2.95%       23,598     2.89%       19,302     2.83%
Certificates of deposit
  and other time              175,302     5.90%      133,356     5.72%       84,486     5.57%
                             --------     -----     --------     -----     --------     -----
     Total                   $281,199     4.53%     $216,736     4.33%     $143,233     4.14%

CAPITAL

Stockholders' equity increased $3,172 in 1997 to $47.8 million or 11.2% of total assets at December 31, 1997. This compares to $44.6 million, or 13.6% of total assets at December 31, 1996. The primary source of growth in stockholders' equity in 1997 was the retention of net earnings of $3,119. The primary sources of growth in 1996 were the issuance of common stock in the Company's initial public offering of $27.1 million and retention of net earnings of $1,741. The consolidated statements of changes in stockholders' equity details the changes in equity for the last three years.

The fair value adjustment of the Company's available for sale securities portfolio, which is recorded as a component of stockholders' equity, may change significantly as market conditions change. At December 31, 1997 and 1996, the adjustment resulted in a reduction of stockholders' equity of $65 and $118, respectively. Further volatility in stockholders' equity may occur in the future as market conditions change.

The Company's principal source of funds for dividend payments to stockholders is dividends received from the subsidiary Banks. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid without prior approval of regulatory agencies in any calendar year is limited to the current year's net profits, as defined, combined with the retained net profits of the preceding two years, subject to regulatory capital requirement limitations. During 1998, the Banks could, without prior approval, declare dividends to the Company of approximately $7,656 plus any 1998 net profits retained to the date of the dividend declaration.

The various regulatory agencies having supervisory authority over financial institutions have adopted risk-based capital guidelines which define the adequacy of the capital levels of regulated institutions. These risk-based capital guidelines require minimum levels of capital based upon the risk rating of assets and certain off-balance-sheet items. Assets and off-balance-sheet items are assigned regulatory-risk weights ranging from 0% to 100% depending on their level of credit risk. The guidelines classify capital in two tiers, Tier I and Tier 2, the sum of which is total capital. Tier I capital is essentially common equity, less intangible assets. Tier 2 capital is essentially qualifying long-term debt and a portion of the allowance for possible loan losses.

During 1997, the Company completed its public offering of $28.75 million of mandatorily redeemable capital securities of a subsidiary trust. These securities qualify as Tier I capital up to an amount not to exceed 25% of Tier I capital and the portion that exceeds the 25% limitation qualifies as Tier 2 capital. Consequently, the Company's capital ratios as of December 31, 1997 increased significantly over the ratios at December 31, 1996 as noted in the following table:

                          SELECTED CAPITAL INFORMATION
                             (Dollars in thousands)

                                                      DECEMBER 31
                                                    1997         1996        CHANGE
Stockholders' Equity                             $ 47,797     $ 44,625      $ 3,172
  Qualifying capital securities of subsidiary
     trust                                         15,931            0       15,931
  Disallowed amounts of goodwill and other
     intangibles                                   (7,262)      (5,490)      (1,772)
  Unrealized loss on securities available
     for sale                                          (5)           6          (11)
                                                 --------     --------      -------
Tier I capital                                   $ 56,461     $ 39,141      $17,320


                                                      DECEMBER 31
                                                    1997         1996        CHANGE
Tier II capital adjustments:
  Qualifying capital securities of subsidiary
     trust                                        12,819             0         12,819
  Allowance for loan losses                        3,144         2,854            290
                                                 --------     --------       --------
Total capital                                    $ 72,424     $ 41,995       $ 30,429

Total risk-weighted assets                       $284,846     $238,210
Ratios
Tier I capital to risk-weighted assets             19.82%       16.43%
Total capital to risk-weighted assets              25.43%       17.63%
Leverage at year-end                               13.52%       12.10%

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

As part of its liquidity management, the Company maintains funding relationships with the Federal Home Loan Bank and other financial institutions, including a $20 million revolving line of credit available for both general corporate purposes and future acquisitions. The Company prefers to manage its liquidity requirements generally through the matching of maturities of assets and liabilities.

The consolidated statements of cash flows for the periods presented in the financial statements provide an indication of the Company's sources and uses of cash as well as an indication of the ability of the Company to maintain an adequate level of liquidity.

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

In addition to cash, cash equivalents and Federal funds sold, the securities portfolio provides an important source of liquidity. The total of securities maturing within one year along with cash, due from banks and Federal funds sold totaled $76.7 million as of December 31, 1997. Additionally, securities available-for-sale with maturities greater than one year and equity securities totaled $24.7 million at December 31, 1997. These securities represent a secondary source available to meet liquidity needs on a continuing basis.

To maintain a desired level of liquidity, the Company has several sources of funds available. One is the cash flow generated daily from the Banks' various loan portfolios in the form of principal and interest payments. Another source is its deposit base. The Company maintains a relatively stable base of customer deposits which has historically exhibited steady growth. This growth, when combined with other sources, is expected to be adequate to meet its demand for funds. Due to the nature of the markets served by the Company's subsidiary banks, management believes that the majority of certificates of deposit of $100,000 or more are no more volatile than its core deposits. During a period of relatively stable interest rates, these balances as a percentage of total deposits have remained relatively the same for 1997 and 1996. Certificates of deposits and other time deposits of $100,000 or more represented approximately 14.5% and 15.0% of total deposits at December 31, 1997 and 1996, respectively. A number of techniques are used to measure the liquidity position, including the utilization of several ratios that are presented below. These ratios are calculated based on annual averages for each year.

                           LIQUIDITY RATIOS

                                                     1997     1996     1995

   Total loans/total deposits.....................  92.29%   87.17%   80.29%
   Total loans/total deposits less float..........  93.28%   88.81%   81.41%
   Net short-term borrowings/total assets.........  13.67%    2.82%     .87%

This analysis shows that the Company's loan to deposit ratios increased in 1997 and 1996 compared to the prior year due to an increase in loan demand that exceeded the increase in deposit activity.

Information regarding short-term borrowings for the past three years is presented in the following table.

                             SHORT-TERM BORROWINGS
                             (Dollars in thousands)

                                             1997        1996        1995
Federal funds purchased and repurchase
 agreements:

   Balance at year end                     $  5,634     $ 5,599     $  747

   Weighted average rate at year end           5.38%       5.05%      3.25%

   Average balance during the year         $ 49,227     $ 3,702     $  721

   Weighted average rate during the year       5.51%       5.10%      4.91%

   Maximum month-end balance               $120,257     $ 6,696     $1,547

Other short-term borrowings:

   Balance at year end                     $  4,082     $ 7,055     $  755

   Weighted average rate at year end           6.17%       5.57%      6.05%

   Average balance during the year         $  6,914     $ 3,660     $  713

   Weighted average rate during the year       6.04%       5.68%      6.17%

   Maximum month-end balance               $  9,396     $ 8,555     $  755

Total short-term borrowings:

   Balance at year end                     $  9,716     $12,654     $1,502

   Weighted average rate at year end           5.71%       5.34%      4.88%

   Average balance during the year         $ 56,141     $ 7,362     $1,434

   Weighted average rate during the year       5.57%       5.39%      5.54%

   Maximum month-end balance               $129,653    $ 15,251     $2,302

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

As shown by the interest rate sensitivity analysis as of December 31, 1997, the cumulative amount of the Company's interest earning assets repricing during the first year is higher than the total amount of its interest bearing liabilities repricing during this period. This position, which is normally termed a positive interest sensitivity gap, generally allows for enhanced net interest income during periods of rising interest rates. This positive gap is within the Company's internal policy guidelines and is not expected to impact significantly the Company's net interest income during a period of declining interest rates.

The following table provides an analysis of the Company's interest rate sensitivity at December 31, 1997.

                       INTEREST RATE SENSITIVITY ANALYSIS
                             (Dollars in Thousands)

                                        0 - 90    91 DAYS -    1 - 5      OVER 5
                                         DAYS     1 YEAR       YEARS      YEARS      TOTAL
Assets
 Loans, net of unearned income         $ 73,646   $ 75,375    $ 75,742    $58,627   $283,390
 Investment securities                   10,393     19,852      22,732     16,234     69,211
 Federal funds sold                      40,771          0           0          0     40,771
                                       --------   --------    --------    -------   --------
     Total earning assets              $124,810   $ 95,227    $ 98,474    $74,861   $393,372

Sources of Funds
 NOW, money market and
    savings                            $ 22,438   $ 22,713    $ 28,841    $ 1,291   $ 75,283
 Time deposits                           43,186     95,267      72,989        127    211,569
 Other                                    9,716          0      11,086         95     20,897
                                       --------   --------    --------    -------   --------
   Total interest bearing liabilities  $ 75,340   $117,980    $112,916    $ 1,513   $307,719

Interest Sensitivity Gap
 For the period                        $ 49,470   $(22,753)   $(14,442)   $73,348   $ 85,623
 Cumulative                              49,470     26,717      12,275     85,623
 Cumulative as a percent of
   earning assets                        12.58%      6.79%       3.12%      21.77%

MARKET RISK MANAGEMENT

Market risk is the risk of gain or loss from changes in the fair value of financial instruments due to changes in interest rates, exchange rates and equity prices. Premier's market risk is composed almost exclusively with interest rate risk. This exposure is managed primarily through the strategy of selecting the types and terms of interest earning assets and interest bearing liabilities which generate favorable earnings, while limiting the potential negative effects of changes in market interest rates. Since Premier's primary source of interest bearing liabilities is customer deposits, the ability to manage the types and terms of such deposits may be somewhat limited by customer preferences in the market areas in which it operates. Borrowings, which include Federal Home Loan Bank advances, short-term borrowings and long-term borrowings, are generally structured with specific terms which in management's judgment, when aggregated with the terms for outstanding deposits and matched with interest earning assets, mitigate our exposure to interest rate risk.

The Company's Asset/Liability Committee (ALCO) is responsible for reviewing the interest rate sensitivity of the Company and establishing policies to monitor and limit exposure to interest rate risk. Interest rate risk is monitored through the use of three complementary measures: static gap analysis, earnings simulation modeling and net present value estimation. While each of the interest rate risk measurements has limitations, taken together they represent a reasonably comprehensive view of the magnitude of interest rate risk in the Company, the distribution of risk along the yield curve, the level of risk through time, and the amount of exposure to changes in certain interest rate relationships.

STATIC GAP ANALYSIS

Premier uses interest rate sensitivity gap analysis to monitor the relationship between the maturity and repricing of its interest earning assets and interest bearing liabilities, while maintaining an acceptable interest spread rate spread. Gap is defined as the difference between the amount of interest earnings assets maturing or repricing within a specific time period and the amount of interest bearing liabilities maturing or repricing within that time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities, and is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. Generally, during a period of rising interest rates, a negative gap would adversely affect net interest income, while a positive gap would result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would result in an increase in net interest income, while a positive gap would negatively affect net interest income. It is management's goal to maintain a reasonable balance between exposure to interest rate fluctuations and earnings.

EARNINGS SIMULATION MODELING

The earnings simulation model forecasts net interest income under different scenarios that incorporate changes in the level of interest rates and their relationships with each other. The most recent earnings simulation model projects net interest income would decrease by approximately 3.5% of stable rate net interest income if rates fall by two percentage points over the next year. It projects an increase of 3.4% if the rates rise by two percentage points. Management believes this reflects a slight asset sensitive rate risk position for the one year horizon. Within the same time frame, but assuming an additional one percentage point move in rates, the model forecasts that net interest income would fall below that earned in a stable rate environment by 5.3% in a falling rate scenario and increase by 5.1% in a rising rate scenario.

This simulation model includes assumptions about how the balance sheet is likely to evolve through time. Loan prepayments are developed from industry median estimates for prepayment speeds. Noncontractual deposit pricing and sensitivity are assumed to follow historical patterns.

NET PRESENT VALUE

The Net Present Value (NPV) of the balance sheet, at a point in time, is defined as the discounted present value of asset cash flows minus the discounted value of liability cash flows. The resulting percentage change in NPV is an indication of the longer term repricing risk imbedded in the balance sheet. At year end, a 200 basis point increase in rates is estimated to reduce NPV by 8.0%. Additionally, NPV is projected to decrease by 7.0% if rates fall by 200 basis points. The calculations of present value have certain shortcomings. The discount rates utilized are based on estimated market interest rate levels for similar loans and securities nationwide. The unique characteristics of Premier's loans and securities may not necessarily parallel those assumed in this calculation, and therefore, would likely result in different discount rates, prepayment experiences and present values. The discount rates utilized for deposits and borrowings are based upon available alternative types and sources of funds which are not necessarily indicative of the present value of deposits and FHLB advances since such deposits and advances are unique to, and have certain price and customer relationship advantages for, depository institutions. A higher or lower interest rate environment will most likely result in different investment and borrowing strategies by Premier designed to further mitigate the effect on the value of, and the net earnings generated from, the Company's net assets from any change in interest rates.

Summary information about each of the three interest rate risk measures is presented below:

                                                 Year-End   Year-End       ALCO
                                                  1997        1996      Guidelines

Static 1-Year Cumulative Gap                      6.8%        3.1%         +10%
                                                                           -
1-Year Net Interest Income Simulation Project
   -200 bp change vs. Stable Rate                -3.5        -4.4          +10%
                                                                           -
   +200 bp change vs. Stable Rate                 3.4         4.4          +10%
                                                                           -
1-Year Net Interest Income Simulation Project
   -300 bp change vs. Stable Rate                -5.3        -6.7          +10%
                                                                           -
   +300 bp change vs. Stable Rate                 5.1         6.6          +10%
                                                                           -
Static Net Present Value Change
   -200 bp Shock vs. Stable Rate                 -7.0        -1.7          +10%
                                                                           -
   +200 bp Shock vs. Stable Rate                 -8.0         3.0          +10%
                                                                           -

INTEREST RATE RISK MANAGEMENT

Premier's strategy of investing primarily in loans and securities permits it to limit its exposure to interest rate risk, together with credit risk, while at the same time achieving a positive interest rate spread from the difference between the income earned on interest earning assets and the cost of interest bearing liabilities. Managing this exposure involves significant assumptions about the relationship of various interest rate indices of certain financial instruments. Prepayments on loans generally increase when long-term interest rates fall or are at historically low levels relative to short-term interest rates making fixed rate loans more desirable. Investment securities, other than those with early call provisions, generally do not have significant imbedded options and repay pursuant to specific terms until maturity. While savings and checking deposits generally may be withdrawn upon the customer's request without prior notice, a continuing relationship with customers resulting in future deposits and withdrawals is generally predictable resulting in a dependable and uninterruptible source of funds. Time deposits generally have early withdrawal penalties which discourage customer withdrawal, while term Federal Home Loan Bank advances have prepayment penalties, which discourage prepayment prior to maturity.

Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable rate mortgage loans, have features that restrict changes in interest rates on a short-term basis and over the life of the loan. Further, in the event of a change in interest rates, prepayment and early withdrawal levels could deviate significantly from those assumed in calculating the table. Finally, the ability of many borrowers to service their debt may decrease in the event of a significant interest rate increase.

The previous table does not necessarily indicate the impact of general interest rate movements on Premier's net interest income because the repricing of certain categories of assets and liabilities are subject to competitive and other pressures beyond our control. As a result, certain assets and liabilities indicated as maturing or otherwise repricing within a stated period may in fact mature or reprice at different times and at different volumes.

Management expects interest rates to be relatively stable during 1998 and believes that the current modest level of asset sensitivity is appropriate.

TRADE RISK MANAGEMENT

Premier does not maintain a trading account which would primarily provide investment products and risk management services to its customers as well as to take propriety risk positions.

DERIVATIVE INSTRUMENTS

A derivative financial instrument includes futures, forwards, interest rate swaps, options and other financial instruments with similar characteristics. Premier currently does not enter into futures, forwards, swaps or options. However, the Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to make loans and standby letters of credit, which involve to varying degrees elements of credit risk and interest rate in excess of amounts recognized on the balance sheets. Commitments to make loans are agreements to lend to a customer as long as there is no violation of any contract condition. Commitments generally have fixed expiration dates and may require collateral if deemed necessary. Standby letters of credit are conditional commitments issued by Premier to guarantee the performance of a customer to a third party up to a stipulated amount and with specific terms and conditions. Commitments to make loans and standby letters of credit are not recorded as an asset or liability by the Company until the instrument is exercised.

OTHER

Year 2000 - Premier initiated the process of preparing its computer systems and applications for the year 2000 during 1997. This process involves assessing, then modifying or replacing certain hardware and software maintained by the Company as well as communicating with external service providers to ensure that they are taking the appropriate action to remedy their Year 2000 issues. Management intends to have substantially all of the system and application changes completed by the end of 1998 and anticipates the estimated cumulative costs of compliance will not be material to the Company's financial statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


     The Company's Financial Statements and related Independent Auditors' Report are presented in the following pages. The financial statements filed in this Item 8 are as follows:

           Independent Auditors' Report

           Financial Statements:
             Balance Sheets - December 31, 1997 and 1996
             Statements of Income - Years Ended December 31, 1997, 1996 and 1995 Statements of Changes in Stockholders' Equity - Years ended December 31, 1997, 1996 and 1995
             Statements of Cash Flows - Years ended December 31, 1997, 1996 and 1995
             Notes to Financial Statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in or disagreements with accountants on accounting or financial disclosure matters.

                         PREMIER FINANCIAL BANCORP, INC.


                                   CONTENTS



                                                                        Pages
INDEPENDENT AUDITORS' REPORT.............................................1

FINANCIAL STATEMENTS:
  Consolidated Balance Sheets............................................2
  Consolidated Statements of Income......................................3
  Consolidated Statements of Stockholders' Equity........................4
  Consolidated Statements of Cash Flows..................................5 - 6
  Notes to Consolidated Financial Statements.............................7 - 30

INDEPENDENT AUDITORS' REPORT

Board of Directors
Premier Financial Bancorp, Inc.
Georgetown, Kentucky


     We have audited the accompanying consolidated balance sheets of Premier Financial Bancorp, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Premier Financial Bancorp, Inc. as of December 31, 1997 and 1996 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                        /s/ Eskew & Gresham, PSC

February 3, 1998

                         PREMIER FINANCIAL BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                          December 31
                                                                    1997                  1996
        ASSETS
Cash and due from banks                                         $ 11,609,886      $  9,303,925
Federal funds sold                                                40,771,000        10,935,000
Investment securities:
   Available for sale                                             45,925,758        29,971,958
   Held to maturity                                               20,361,807        20,993,089
Loans                                                           $285,798,438      $244,731,159
   Unearned income                                                (2,408,652)       (2,106,364)
   Allowance for loan losses                                      (3,144,142)       (2,853,725)
                                                                ------------      ------------
      Net loans                                                 $280,245,644      $239,771,070
Federal Home Loan Bank and Federal Reserve stock                   2,923,250         1,695,350
Premises and equipment, net                                        6,894,894         4,519,815
Real estate and other property acquired through foreclosure          836,201           485,003
Interest receivable                                                5,237,264         4,322,289
Income taxes refundable                                               70,974            22,319
Deferred income taxes                                                170,027           393,231
Goodwill and other intangibles                                     7,261,591         5,490,210
Other assets                                                       3,127,721         1,162,461
                                                                ------------      ------------

TOTAL ASSETS                                                    $425,436,017      $329,065,720

        LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
   Non-interest bearing                                         $ 37,702,480      $ 32,464,664
   Time deposits, $100,000 and over                               47,105,404        40,150,498
   Other interest bearing                                        239,746,157       194,592,712
                                                                ------------      ------------
      Total deposits                                            $324,554,041      $267,207,874
Securities sold under agreements to repurchase                     5,634,132         5,599,420
Federal Home Loan Bank advances                                   15,263,339         9,377,456
Interest payable                                                   1,657,599         1,394,550
Other liabilities                                                  1,779,936           861,340
                                                                ------------      ------------
   Total liabilities                                            $348,889,047      $284,440,640

Mandatorily redeemable capital securities of subsidiary trust   $ 28,750,000      $          0

Stockholders' Equity:
   Preferred stock, no par value; 1,000,000 shares
      authorized; none issued or outstanding                    $          0      $          0
   Common stock, no par value; 10,000,000 shares authorized;
      4,685,390 shares issued and outstanding                        982,308           982,308
   Surplus                                                        33,824,798        33,824,798
   Retained earnings                                              13,054,826         9,935,858
   Net unrealized losses on securities available for sale            (64,962)         (117,884)
                                                                ------------      ------------
      Total stockholders' equity                                $ 47,796,970      $ 44,625,080

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $425,436,017      $329,065,720

                          See notes to consolidated financial statements.

                         PREMIER FINANCIAL BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                              Year Ended December 31
                                                      1997           1996           1995
INTEREST INCOME:
   Loans, including fees                           $26,324,299    $19,192,986    $11,809,666
   Investment securities -
      Taxable                                        5,411,453      1,942,904      1,302,417
      Tax-exempt                                     1,157,751        815,821        547,496
   Federal funds sold                                  936,570        424,546        292,588
   Other interest income                               164,689         24,711         38,136
                                                   -----------    -----------    -----------
      Total interest income                        $33,994,762    $22,400,968    $13,990,303

INTEREST EXPENSE:
   Deposits                                        $12,731,585    $ 9,357,130    $ 5,933,460
   Other borrowings                                  3,531,542        450,433        106,808
   Debt                                              1,631,467        167,413        252,999
                                                   -----------    -----------     ----------
      Total interest expense                       $17,894,594    $ 9,974,976    $ 6,293,267

Net interest income                                $16,100,168    $12,425,992    $ 7,697,036
Provision for loan losses                            1,232,208        759,831        195,950
                                                   -----------    -----------    -----------

Net interest income after provision
   for loan losses                                 $14,867,960    $11,666,161    $ 7,501,086

NON-INTEREST INCOME:
   Service charges                                 $ 1,154,979    $ 1,001,179    $   649,473
   Insurance commissions                               409,407        308,690        164,338
   Investment securities gains (losses)              2,203,545          1,459         (6,026)
   Other                                               598,659        409,447        210,347
                                                   -----------    -----------     ----------
                                                   $ 4,366,590    $ 1,720,775    $ 1,018,132

NON-INTEREST EXPENSES:
   Salaries and employee benefits                  $ 5,586,124    $ 4,371,715    $ 3,043,367
   Occupancy and equipment expenses                  1,421,139      1,196,731        989,052
   Professional fees                                   471,857        258,758        209,298
   Taxes, other than payroll, property and income      387,255        288,132        209,901
   Acquisition related expenses                        467,035              0        110,296
   Amortization of intangibles                         386,134        197,357          2,553
   Other expenses                                    2,302,157      1,762,416      1,378,317
                                                   -----------    -----------    -----------
                                                   $11,021,701    $ 8,075,109    $ 5,942,784

Income before income taxes                         $ 8,212,849    $ 5,311,827    $ 2,576,434
Provision for income taxes                           2,604,939      1,588,610        145,732
                                                   -----------    -----------    -----------

NET INCOME                                         $ 5,607,910    $ 3,723,217    $ 2,430,702

Earnings per share                                 $      1.20    $       .99    $      1.02
Earnings per share assuming dilution               $      1.19    $       .99    $      1.02

                          See notes to consolidated financial statements.

                                  PREMIER FINANCIAL BANCORP, INC.
                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                                            Net
                                                                                        Unrealized
                                                                                           Gain
                                                                                         (Loss) on
                                                                                        Securities
                                             Common                      Retained        Available
                                             Stock         Surplus       Earnings        For Sale       Total

Balances, January 1, 1995                   $758,127    $ 6,857,637    $ 6,760,575      $ (470,286)   $13,906,053

Issuance of 1,000 shares of Georgetown
   Bancorp, Inc. common stock                 10,272        114,728                                       125,000

Net change in unrealized losses on
  securities available for sale                                                            399,019        399,019

5-for-4 common stock split                   190,909       (190,909)

Net income                                                               2,430,702                      2,430,702

Dividends paid - Company ($.45 per
   share)                                                                 (859,091)                      (859,091)

Dividends paid - Sabina prior to pooling                                  (137,500)                      (137,500)
                                            --------    -----------    -----------      ----------    -----------
Balances, December 31, 1995                 $959,308    $ 6,781,456    $ 8,194,686      $  (71,267)   $15,864,183

Issuance of 2,300,000 shares of Company
  common stock                                23,000     27,043,342                                    27,066,342

Net change in unrealized losses on
  securities available for sale                                                            (46,617)       (46,617)
Net income                                                               3,723,217                      3,723,217

Dividends paid - Company ($.50 per
   share)                                                               (1,817,045)                    (1,817,045)

Dividends paid - Sabina prior to pooling                                  (165,000)                      (165,000)
                                            --------    -----------    -----------      ----------    -----------
Balances, December 31, 1996                 $982,308    $33,824,798    $ 9,935,858      $ (117,884)   $44,625,080

Net change in unrealized losses on
  securities available for sale                                                             52,922         52,922

Net income                                                               5,607,910                      5,607,910

Dividends paid - Company ($.55 per
   share)                                                               (2,406,442)                    (2,406,442)

Dividends paid - Sabina prior to pooling                                   (82,500)                       (82,500)
                                            --------    -----------    -----------      ----------    -----------
BALANCES, DECEMBER 31, 1997                 $982,308    $33,824,798    $13,054,826      $  (64,962)   $47,796,970


                          See notes to consolidated financial statements.

                                  PREMIER FINANCIAL BANCORP, INC.
                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       Year Ended December 31
                                                              1997            1996            1995
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                             $  5,607,910   $   3,723,217    $  2,430,702
   Adjustments to reconcile net income to
      net cash provided by operating activities:
        Depreciation                                           485,602         321,173         273,772
        Amortization, net                                      373,180         363,043         181,927
        Provision for loan losses                            1,232,208         759,831         195,950
        Deferred income taxes                                  256,664         (10,929)       (248,964)
        FHLB stock dividends                                  (155,000)        (46,000)         (4,800)
        Investment securities losses (gains), net           (2,203,545)         (1,459)          6,026
        Changes in:
           Interest receivable                                (914,975)       (385,317)       (102,508)
           Other assets                                     (2,015,799)        658,194        (376,229)
           Interest payable                                    263,049        (200,003)        330,117
           Other liabilities                                   918,596         390,745          50,854
           Income taxes refundable                             (48,655)        221,530        (281,667)
                                                         -------------    ------------    ------------
             Net cash provided by operating activities   $   3,799,235    $  5,794,025    $  2,455,180

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturity of deposits held in other
      banks                                              $           0    $          0    $    523,609
   Purchases of securities available for sale             (307,051,391)    (15,463,076)    (15,679,289)
   Proceeds from sales of securities available for sale    277,135,191       2,499,125       7,553,462
   Proceeds from maturities and calls of securities
      available for sale                                    16,169,544      13,388,575       9,050,000
   Purchases of investment securities held to maturity      (4,254,989)     (2,741,799)     (1,673,728)
   Proceeds from maturities and calls of securities
      held to maturity                                       4,878,764       2,241,255       1,212,544
   Proceeds from sales of investment securities held
      to maturity                                                    0               0       1,000,000
   Purchases of FHLB stock                                  (1,072,900)       (753,300)       (315,800)
   Net change in federal funds sold                        (29,836,000)     (2,145,000)     (1,495,000)
   Proceeds from sale of real estate acquired through
      foreclosure                                              290,925         131,701         340,812
   Net change in loans                                     (42,348,905)    (23,239,040)    (16,345,596)
   Purchases of premises and equipment                      (2,256,831)     (1,062,587)     (1,376,591)
   Proceeds from sale of premises and equipment                 31,575          20,085         437,132
   Net cash received (paid) related to acquisitions         20,613,412     (10,576,808)       (999,742)
                                                         -------------    ------------    ------------
        Net cash used in investing activities            $ (67,701,605)   $(37,700,869)   $(17,768,187)


                          See notes to consolidated financial statements.

                                  PREMIER FINANCIAL BANCORP, INC.
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (CONTINUED)

                                                               Year Ended December 31
                                                            1997           1996           1995
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net change in deposits                               $ 34,026,678    $12,246,554    $13,283,731
   Advances from Federal Home Loan Bank                   17,727,000      6,800,000              0
   Repayment of Federal Home Loan Bank advances          (11,841,117)    (2,067,206)             0
   Debt proceeds                                                   0              0      3,500,000
   Repayment of debt                                               0     (6,850,000)             0
   Net change in agreements to repurchase securities          34,712     (1,797,697)       (52,882)
   Proceeds from issuance of capital securities of
      subsidiary trust                                    28,750,000              0              0
   Proceeds from issuance of common stock                          0     27,066,342        125,000
   Dividends paid                                         (2,488,942)    (1,982,045)      (996,591)
                                                        ------------    -----------    -----------
      Net cash provided by financing activities         $ 66,208,331    $33,415,948    $15,859,258

Net increase in cash and cash equivalents               $  2,305,961    $ 1,509,104    $   546,251

Cash and cash equivalents at beginning of year             9,303,925      7,794,821      7,248,570
                                                        ------------    -----------    -----------

CASH AND CASH EQUIVALENTS AT END
   OF YEAR                                              $ 11,609,886    $  9,303,925   $ 7,794,821

SUPPLEMENTAL DISCLOSURES OF CASH
   FLOW INFORMATION:
      Cash paid during the year for -
        Interest                                        $ 17,631,545    $10,174,979    $ 5,963,150
        Income taxes                                       2,462,000      1,062,063        719,974

SUPPLEMENTAL SCHEDULE OF NON-CASH
   INVESTING ACTIVITIES:
      Non-cash transfer from securities held to
        maturity to securities available for sale       $          0    $         0    $   500,000
      Change in unrealized loss on securities
        available for sale                                    52,922        (46,617)       399,019
      Loans transferred to real estate acquired
        through foreclosure                                  730,371         80,849         16,000


                          See notes to consolidated financial statements.

                                  PREMIER FINANCIAL BANCORP, INC.
                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A. Basis of Presentation - The consolidated financial statements include the accounts of Premier Financial Bancorp, Inc. (the Company) and its wholly-owned subsidiaries, Georgetown Bank & Trust Co., Georgetown, Kentucky; Citizens Deposit Bank & Trust, Vanceburg, Kentucky; Bank of Germantown, Germantown, Kentucky; Citizens Bank, Sharpsburg, Kentucky; Farmers Deposit Bank, Eminence, Kentucky; and The Sabina Bank, Sabina, Ohio (the Banks). In addition, the Company has a data processing service subsidiary, Premier Data Services, Inc., Vanceburg, Kentucky. All material intercompany transactions and balances have been eliminated.

     Prior period consolidated financial statements have been restated to include the accounts of significant acquisitions accounted for using the pooling of interests method of accounting. Business combinations accounted for as purchases are included in the consolidated financial statements from the respective dates of acquisition. Assets and liabilities of financial institutions accounted for as purchases are adjusted to their fair values as of their dates of acquisition. Certain 1995 and 1996 amounts have been reclassified to conform with the 1997 financial reporting presentation.

     B. Nature of Operations - The Banks operate under state bank charters and provide full banking services, including trust services. As state banks, the Banks are subject to regulation by their respective state banking regulators and the Federal Deposit Insurance Corporation (FDIC). The Company is also subject to regulation by the Federal Reserve Bank.

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

                                  PREMIER FINANCIAL BANCORP, INC.
                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                           (CONTINUED)


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

     F. Loans - Loans are stated at the amount of unpaid principal, reduced by unearned income and an allowance for loan losses. Interest income on loans is recognized on the accrual basis except for those loans in a nonaccrual of income status. The accrual of interest on impaired loans is discontinued when management believes, after consideration of economic and business conditions and collection efforts, that the borrowers' financial condition is such that collection of interest is doubtful. When interest accrual is discontinued, interest income is subsequently recognized only to the extent cash payments are received.

     The allowance for loan losses is established through a provision for loan losses charged to expense. The allowance is an amount that management believes will be adequate to absorb losses on existing loans that may become uncollectible based on evaluations of the collectibility of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrowers' ability to pay. Loans are charged against the allowance for loan losses when management believes that the collection of principal is unlikely.

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

                                  PREMIER FINANCIAL BANCORP, INC.
                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                           (CONTINUED)


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

     I. Goodwill and Other Intangibles - The unamortized costs in excess of the fair value of acquired net tangible assets are included in goodwill and other intangibles. Identifiable intangibles, except for premiums on purchased deposits which are amortized on a straight-line method over 10 years, are amortized over the estimated periods benefited. The remaining costs (goodwill) are amortized on a straight-line basis over 15 years.

     J. Income Taxes - The Company uses the liability method for computing deferred income taxes. Under the liability method, deferred income taxes are based on the change during the year in the deferred tax liability or asset established for the expected future tax consequences of differences in the financial reporting and tax bases of assets and liabilities. The differences relate principally to premises and equipment, unrealized gains and losses on investment securities available for sale, net operating loss carryforwards, changes in tax methods of accounting, FHLB stock, and the allowance for loan losses.

     K. Per Share Information - In the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share", under which basic and diluted earnings per share are computed. Prior amounts have been restated to be comparable. Basic earnings per share is based on net income divided by the weighted average number of shares outstanding during the period. Diluted earnings per share shows the dilutive effect of additional common shares issuable under stock options.

     L. Effect of New Accounting Standards - The Financial Accounting Standards Board has issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", which provides accounting and reporting guidance regarding various financial instruments and related transactions. The Statement was effective for transactions occurring after December 31, 1996 and was adopted by the Company, as required, on January 1, 1997. The effect of adopting the new guidance was not material to the Company's consolidated financial statements.

                                  PREMIER FINANCIAL BANCORP, INC.
                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                           (CONTINUED)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income". The Statement establishes standards for reporting the components of comprehensive income and requires that all items that are required to be recognized under accounting standards as components of comprehensive income be included in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes net income as well as certain items that are reported directly within a separate component of stockholders' equity and bypass net income. The provisions of this Statement are effective beginning with 1998 interim reporting. These disclosure requirements will have no impact on financial position or results of operations.

     M. Marketing Expense - The Company charges all marketing expenses to operations when incurred. No amounts have been established for any future benefits relative to these expenditures.

2.   BUSINESS COMBINATIONS

     CONSUMMATED ACQUISITIONS

     On November 13, 1997, the Company acquired The Sabina Bank, Sabina, Ohio (Sabina), in a business combination accounted for as a pooling of interests. All of the outstanding shares of Sabina were exchanged for 476,300 shares of the Company's common stock. The accompanying consolidated financial statements for 1997 are based on the assumption that the companies were combined for the full year, and financial statements of prior years have been restated to give the effect of the combination.

     Summarized results of operations of the separate companies for the period January 1, 1997 through the date of acquisition are as follows:

                                                          Premier Financial     The Sabina
                                                             Bancorp, Inc.         Bank
                                                                   (in thousands)
      Net interest income after provision for loan losses     $ 11,205           $ 1,321
      Other operating income                                     3,804               208
      Other operating expenses                                   8,446             1,270

      Net income                                              $  4,507           $   215

                                  PREMIER FINANCIAL BANCORP, INC.
                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                           (CONTINUED)


2.   BUSINESS COMBINATIONS (CONTINUED)

     Following is a reconciliation of interest income, non-interest income and net income previously reported with restated amounts:

                                      Year Ended December 31
                                         1996         1995
                                           (in thousands)
     Interest income:
       As previously reported          $ 19,674     $11,103
       Acquired subsidiary                2,727       2,887
                                       --------     -------
       As restated                     $ 22,401     $13,990

     Non-interest income:
       As previously reported          $  1,484     $   825
       Acquired subsidiary                  237         193
                                       --------     -------
       As restated                     $  1,721     $ 1,018

     Net income:
       As previously reported          $  3,436     $ 2,156
       Acquired subsidiary                  287         275
                                       --------     -------
       As restated                     $  3,723     $ 2,431

     On December 11, 1997, Sabina completed its purchase and assumption of two branch offices of the Fifth Third Bank of Western, Ohio. Included in the purchase was approximately $23.3 million of deposits from the Ada and Waynesfield, Ohio branches. A premium of approximately $2.1 million was paid for the purchase of these deposits.

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

     The major categories of assets acquired and liabilities assumed from Farmers Deposit as of the acquisition date are as follows:

                                             (in thousands)
     Cash and due from banks                   $  2,011
     Investment securities                       19,263
     Net loans                                   81,988
     Intangibles and other assets                 9,035
     Deposits                                    86,791
     Other borrowings                            10,540
     Debt                                         1,850
     Other liabilities                              528
                                               --------
        Total acquisition cost                 $ 12,588

                                  PREMIER FINANCIAL BANCORP, INC.
                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                           (CONTINUED)


2.   BUSINESS COMBINATIONS (CONTINUED)

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

     On March 24, 1995, the Company acquired Georgetown Bancorp, Inc. and its wholly-owned subsidiary, Georgetown Bank & Trust, Georgetown, Kentucky, in a business combination accounted for as a pooling of interests. All of the outstanding shares of Georgetown Bancorp were exchanged for 409,090 shares, as adjusted for subsequent stock splits, of the Company's common stock. The accompanying consolidated financial statements for 1995 are based on the assumption that the companies were combined for the full year.

     PENDING ACQUISITIONS

     On October 31, 1997, the Company entered into an Agreement and Plan of Merger with Ohio River Bank (Ohio River), Ironton, Ohio, whereby the Company will exchange 300,000 common shares for all the issued and outstanding shares of Ohio River in a business combination anticipated to be accounted for as a pooling of interests. At December 31, 1997, Ohio River had total assets of $39.5 million and total stockholders' equity of $4.3 million. The share exchange is expected to be completed in the first quarter of 1998.

     On December 30, 1997, the Company entered into a purchase and assumption agreement to acquire three branch offices of Banc One Corporation located in Madison, Philippi and Van, West Virginia. Included in the purchase is approximately $148 million in deposits, $10 million in loans and $1.2 million in facilities. The net premium to be paid for these branches is approximately $14.3 million. The acquisition is expected to be completed in the second quarter of 1998.

                        PREMIER FINANCIAL BANCORP, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                (CONTINUED)


3.   RESTRICTIONS ON CASH AND DUE FROM BANKS

     Included in cash and due from banks are certain non-interest bearing deposits that are held at the Federal Reserve or maintained in vault cash in accordance with average balance requirements specified by the Federal Reserve Board of Governors. The average balance requirement was $725,000 and $999,000 at December 31, 1997 and 1996, respectively.

4.   INVESTMENT SECURITIES

     Amortized cost and fair value of investment securities, by category, at December 31, 1997 are as follows:

                                         Amortized    Unrealized   Unrealized       Fair
                                           Cost         Gains        Losses         Value

Available for sale:
 U. S. Treasury securities             $ 10,070,978   $   2,837    $ (11,486)    $ 10,062,329
 U. S. agency securities                 25,965,520      29,205      (90,335)      25,904,390
 Obligations of states and political
    subdivisions                          3,457,927     109,529       (3,602)       3,563,854
 Asset-backed securities                  3,629,753           0      (29,225)       3,600,528
 Preferred  stock                         2,000,000           0            0        2,000,000
 Other securities                           900,007           0     (105,350)         794,657
                                       ------------   ---------    ---------     ------------
    Total available for sale           $ 46,024,185   $ 141,571    $(239,998)    $ 45,925,758

Held to maturity:
 U. S. Treasury securities             $  1,249,985   $   5,896    $    (849)    $  1,255,032
 U. S. agency securities                  4,337,802      15,928       (5,422)       4,348,308
 Obligations of states and political
    subdivisions                         14,625,016     499,959      (15,435)      15,109,540
 Asset-backed securities                    149,004         905         (420)         149,489
                                       ------------   ---------    ---------     ------------
    Total held to maturity             $ 20,361,807   $ 522,688    $ (22,126)    $ 20,862,369

     Amortized cost and fair value of investment securities, by category, at December 31, 1996 are as follows:

                                         Amortized    Unrealized   Unrealized       Fair
                                           Cost         Gains        Losses         Value

Available for sale:
 U. S. Treasury securities             $  5,991,476   $   4,691    $  (8,566)    $  5,987,601
 U. S. agency securities                 16,880,922      40,445     (190,296)      16,731,071
 Obligations of states and political
   subdivisions                           4,330,371     136,779       (2,165)       4,464,985
 Preferred  stock                         2,000,000           0            0        2,000,000
 Other securities                           900,007           0     (111,706)         788,301
                                       ------------   ---------    ---------     ------------
    Total available for sale           $ 30,102,776   $ 181,915    $(312,733)    $ 29,971,958

                        PREMIER FINANCIAL BANCORP, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                (CONTINUED)


4.         INVESTMENT SECURITIES (CONTINUED)

                                         Amortized    Unrealized   Unrealized       Fair
                                           Cost         Gains        Losses         Value

Held to maturity:
 U. S. Treasury securities             $  2,058,469   $   5,787    $  (9,366)    $  2,054,890
 U. S. agency securities                  6,328,804      18,482      (26,209)       6,321,077
 Obligations of states and political
   subdivisions                          12,190,012     249,553      (59,327)      12,380,238
 Asset-backed securities                    415,804       3,933       (4,045)         415,692
                                       ------------   ---------    ---------     ------------
    Total held to maturity             $ 20,993,089   $ 277,755    $ (98,947)    $ 21,171,897

     The amortized cost and fair value of investment securities at December 31, 1997, by category and contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                    Amortized         Fair
                                                      Cost            Value
     Available for sale:
      Due in one year or less                     $ 21,336,870    $ 21,283,274
      Due after one year through five years         11,447,265      11,475,189
      Due after five years through ten years         4,971,058       5,015,370
      Due after ten years                            1,739,232       1,756,740
      Other securities                               6,529,760       6,395,185
                                                  ------------    ------------
         Total available for sale                 $ 46,024,185    $ 45,925,758

     Held to maturity:
      Due in one year or less                     $  3,032,278    $  3,038,537
      Due after one year through five years          8,307,082       8,449,812
      Due after five years through ten years         5,957,470       6,184,088
      Due after ten years                            2,915,973       3,040,443
      Asset-backed securities                          149,004         149,489
                                                  ------------    ------------
         Total held to maturity                   $ 20,361,807    $ 20,862,369

     Proceeds from sales of investment securities during 1997, 1996 and 1995 were $277,135,191, $2,499,125 and $8,553,462, respectively. Gross gains of
$2,193,933, $70 and $25,650 and gross losses of $938, $611 and $31,676, respectively, were realized on those sales. Proceeds from maturities and calls of investment securities during 1997, 1996 and 1995 were $21,048,308, $15,629,830 and $10,262,544, respectively. Gross gains of $10,550, $2,000 and
$0 were realized on those calls and maturities during 1997, 1996 and 1995, respectively. No losses were realized on calls and maturities during 1997, 1996 and 1995.

                        PREMIER FINANCIAL BANCORP, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                (CONTINUED)


4.   INVESTMENT SECURITIES (CONTINUED)

     Investment securities with an approximate carrying value of $29,616,908 and $28,136,619 at December 31, 1997 and 1996, respectively, were pledged to secure public deposits, trust funds, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

5.   LOANS

     Major classifications of loans are summarized as follows:

                                                       December 31
                                                  1997          1996
                                                    (in thousands)
     Commercial, secured by real estate        $  66,893     $  60,018
     Commercial, other                            45,024        35,393
     Real estate construction                      7,857         4,138
     Real estate mortgage                         93,789        87,335
     Agricultural                                 13,208        11,731
     Consumer and home equity                     58,523        44,753
     Other                                           504         1,363
                                               ---------     ---------
                                               $ 285,798     $ 244,731

     Certain directors and executive officers of the Banks and companies in which they have beneficial ownership, were loan customers of the Banks during 1997 and 1996. Total loans to these persons at December 31, 1997 and 1996 amounted to $4,409,332 and $4,511,218, respectively. Such loans were made in the ordinary course of business at the Banks' normal credit terms and interest rates. An analysis of the 1997 activity with respect to all director and executive officer loans is as follows:


     Balance, December 31, 1996                                     $ 4,511,218
     Additions, including loans now
       meeting disclosure requirements                                1,880,220
     Amounts collected, including loans
       no longer meeting disclosure requirements                     (1,982,106)
                                                                     ----------
     Balance, December 31, 1997                                     $ 4,409,332

     Changes in the allowance for loan losses were as follows:

                                         1997           1996            1995

     Balance, beginning of year       $ 2,853,725    $ 1,997,042    $ 1,171,704
     Allowance related to acquired
       subsidiaries                             0        812,000        803,177
     Loans charged off                 (1,184,093)      (938,019)      (272,393)
     Recoveries                           242,302        222,871         98,604
     Provision for loan losses          1,232,208        759,831        195,950
                                      -----------    -----------    -----------
     Balance, end of year             $ 3,144,142    $ 2,853,725    $ 1,997,042


                        PREMIER FINANCIAL BANCORP, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                (CONTINUED)


5.   LOANS (CONTINUED)

     The Company's recorded investment in impaired loans was approximately $1,049,308 and $910,305 at December 31, 1997 and 1996, respectively, as measured using the value of the underlying collateral. Of those amounts, $1,049,308 and $617,799 represent loans for which an allowance for loan losses, in the amount of $149,486 and $274,409, respectively, has been established. The average recorded investment of impaired loans was approximately $1,261,561 and $712,500 for the years ended December 31, 1997 and 1996, respectively. Interest income recognized on impaired loans totaled approximately $60,660 and $2,000 for the years ended December 31, 1997 and 1996, respectively, which represented actual cash payments received on impaired loans.

6.   PREMISES AND EQUIPMENT

     Premises and equipment are summarized as follows:

                                                       December 31
                                                  1997              1996

     Land                                     $  1,221,962      $  1,190,628
     Buildings and leasehold improvements        4,667,550         3,193,754
     Furniture and equipment                     5,175,463         3,832,485
                                              ------------      ------------
                                              $ 11,064,975      $  8,216,867
     Less: accumulated depreciation             (4,170,081)       (3,697,052)
                                              ------------      ------------
                                              $  6,894,894      $  4,519,815

     Depreciation expense was $485,602, $321,173 and $273,772 in 1997, 1996 and 1995, respectively.

7.   DEPOSITS

     At December 31, 1997, the scheduled maturities of time deposits are as follows:

     1998                                    $ 138,452,753
     1999                                       53,510,697
     2000                                       12,240,618
     2001                                        5,524,855
     2002 and thereafter                         1,839,200
                                             -------------
                                             $ 211,568,123

     Certain directors and executive officers of the Banks and companies in which they have beneficial ownership are deposit customers of the Banks. The amount of these deposits was approximately $6,174,000 and $7,902,000 at December 31, 1997 and 1996, respectively.

                        PREMIER FINANCIAL BANCORP, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                (CONTINUED)


8.   SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

     Securities sold under agreements to repurchase generally mature within one to ninety days from the transaction date. Information concerning securities sold under agreements to repurchase is summarized as follows:

                                                             December 31
                                                      1997             1996
     Year-end balance                             $  5,634,132      $ 5,599,420
     Average balance during the year                49,226,593        5,599,420
     Average interest rate during the year               5.51%           5.14%
     Maximum month-end balance during the year    $  5,955,482      $ 6,495,743

     U. S. Treasury and agency securities underlying the agreements are as follows:

                                                             December 31
                                                      1997             1996
     Carrying value                               $ 6,385,288       $ 6,221,104
     Estimated fair value                         $ 6,397,694       $ 6,216,000

9.   FEDERAL HOME LOAN BANK ADVANCES

     The Banks own stock of the Federal Home Loan Bank (FHLB) of Cincinnati, Ohio. This stock allows the Banks to borrow advances from the FHLB which the Banks use to fund loans.

     At December 31, 1997 and 1996, $15,263,339 and $9,377,456, respectively, represented the balance due on the above advances from the FHLB. All advances are paid either on a monthly basis or at maturity, over remaining terms of one to nineteen years, with interest rates ranging from 5.55% to 7.95%. Advances are secured by the FHLB stock and all single family first mortgage loans of the participating Banks. Scheduled principal payments due on advances during the five years subsequent to December 31, 1997 are as follows: 1998 -$10,568,765; 1999 - $2,575,264; 2000 - $529,331; 2001 -
$564,048; 2002 and years thereafter - $1,025,931.

10.  CAPITAL SECURITIES OF SUBSIDIARY TRUST

     Mandatorily Redeemable Capital Securities of Subsidiary Trust (Capital Securities) represent preferred beneficial interests in the assets of PFBI Capital Trust (Trust). The Trust holds certain 9.75% junior subordinated debentures due June 30, 2027 issued by the Company on June 9, 1997. Distributions on the Capital Securities will be payable at an annual rate of 9.75% of the stated liquidation amount of $25 per Capital Security, payable quarterly. Cash distributions on the Capital Securities are made to the extent interest on the debentures is received by the Trust. In the event of certain changes or amendments to regulatory requirements or federal tax rules, the Capital Securities are redeemable in whole. Otherwise, the Capital Securities are generally redeemable in whole or in part on or after June 30, 2002 at 100% of the liquidation amount.

                        PREMIER FINANCIAL BANCORP, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                (CONTINUED)


11.  LINE OF CREDIT

     In February 1997, the Company received approval for a two year, $20 million revolving line of credit from a financial institution. The line of credit is available for general corporate purposes, including acquisitions. The credit agreement contains certain covenants and performance terms. The common stock of the Banks is pledged to secure the revolving line of credit. As of December 31, 1997, there have been no borrowings under this line of credit.

12.  INCOME TAXES

     The components of the provision for income taxes are as follows:

                                          1997             1996           1995
     Current                           $ 2,348,275     $ 1,599,539     $ 394,696
     Deferred                              256,664         (10,929)      255,211
     Change in valuation allowance               0               0      (504,175)
                                       -----------     -----------     ---------
                                       $ 2,604,939     $ 1,588,610     $ 145,732

     The Company's deferred tax assets and liabilities at December 31, 1997 and 1996 are shown below. No valuation allowance for the realization of deferred tax assets is considered necessary.

                                                       1997             1996
     Deferred tax assets:
        Allowance for loan losses                   $  419,567       $  423,871
        NOL carryforwards                              198,573          330,426
        Unrealized loss on investment securities        33,466           13,382
        Other                                           39,900           33,093
                                                    ----------       ----------
            Total deferred tax assets               $  691,506       $  800,772

     Deferred tax liabilities:
        Depreciation                                $ (285,374)      $ (197,755)
        Change in accounting method                    (77,276)         (93,874)
        Federal Home Loan Bank dividends              (103,764)         (45,520)
        Other                                          (55,065)         (70,392)
                                                    ----------       ----------
            Total deferred tax liabilities          $  521,479       $ (407,541)

            Net deferred tax asset                  $  170,027       $  393,231

     At December 31, 1997, two of the subsidiary Banks had net operating loss carryforwards totaling approximately $584,000, which begin expiring in 2005. The utilization of these net operating loss carryforwards is subject to limitations imposed by Section 382 of the Internal Revenue Code.

                        PREMIER FINANCIAL BANCORP, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                (CONTINUED)



12.  INCOME TAXES (CONTINUED)

     An analysis of the differences between the effective tax rates and the statutory U.S. federal income tax rate is as follows:

                                             1997                1996               1995
                                                           (in thousands)
U. S. federal income tax rate          $ 2,792    34.0%     $ 1,806    34.0%     $ 876    34.0%

Changes from the statutory rate:
   Tax-exempt investment income           (408)   (5.0)        (295)   (5.6)      (194)   (7.5)

   Non-deductible interest expense
     related to carrying tax-exempt
     investments                            50     0.6           34     0.6         21     0.8

   Tax credits                             (70)   (0.8)         (70)   (1.3)       (69)   (2.7)

   Change in valuation allowance             0     0.0            0     0.0       (504)  (19.5)

   Goodwill amortization                   131     1.6           67     1.3          1     0.0

   Other                                   110     1.3           47     0.9         15     0.6
                                       -------    ----      -------     ----     -----    ----
                                       $ 2,605    31.7%     $ 1,589     29.9%    $ 146     5.7%

     Income taxes (benefits) applicable to investment securities gains (losses) were $749,205, $496 and $(2,049) for 1997, 1996 and 1995, respectively.

13.  OPERATING LEASE COMMITMENTS

     The Company has entered into lease agreements for certain premises and equipment.

     Future minimum lease payments under the leases during the five years subsequent to December 31, 1997 are as follows:

     1998                      $ 157,602
     1999                        155,721
     2000                        151,456
     2001                         12,856
     2002 and thereafter          10,178

     Total rental expense incurred amounted to approximately $199,000, $156,000 and $19,000 in 1997, 1996 and 1995, respectively.

                        PREMIER FINANCIAL BANCORP, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                (CONTINUED)


14.  EMPLOYEE BENEFIT PLANS

     The Company has qualified profit sharing plans which cover substantially all employees. Profit sharing contributions are at the discretion of the Company's Board of Directors. Profit sharing contributions were $176,347, $202,500 and $132,744 in 1997, 1996 and 1995, respectively.

     The Company also maintains the Premier Financial Bancorp, Inc. 1996 Employee Stock Ownership Incentive Plan (the Plan), whereby certain employees of the Company are eligible to receive incentive stock options. The Plan is accounted for in accordance with Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Under the Plan, a maximum of 100,000 shares of the Company's common stock may be issued through the exercise of these incentive stock options. The option price is the fair market value of the Company's shares at the date of the grant. The options are exercisable ten years from the date of grant. At December 31, 1997, the Company had granted options to certain key employees to purchase 40,000 shares at an option price of $13.00 per share, of which 28,000 are currently eligible for exercise. Options outstanding at December 31, 1997, have a remaining contractual life of 8.5 years.

     Although the Company has elected to follow APB No. 25, SFAS No. 123, "Accounting for Stock Based Compensation" requires pro forma disclosure of net income and earnings per share as if the Company had accounted for its employee stock options under that Statement. The fair value of each option grant was estimated on the grant date using an option-pricing model.

     Under SFAS No. 123, compensation cost is recognized in the amount of the estimated fair value of the options and amortized to expense over the options' vesting period. The pro forma effect on 1997 and 1996 net income and earnings per share of this statement are as follows:

                                               1997              1996
                                                 (in thousands)
     Net income
       As reported                           $ 5,608           $ 3,723
       Pro forma                             $ 5,555           $ 3,698

     Earnings per share
       As reported                           $  1.20           $  0.99
       Pro forma                             $  1.19           $  0.98

     Earnings per share assuming dilution
       As reported                           $  1.19           $  0.99
       Pro forma                             $  1.18           $  0.98

                        PREMIER FINANCIAL BANCORP, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                (CONTINUED)


14.  EMPLOYEE BENEFIT PLANS (CONTINUED)

                                                1997             1996
                                                    (in thousands)
     Weighted averages
       Fair value of options granted          $    5.77       $    2.70
       Risk free interest rate                     6.00%           6.50%
       Expected life                           10 years        10 years
       Expected volatility                        38.02%          13.97%
     Expected dividend                        $    0.60       $     .50

15.  RELATED PARTY TRANSACTIONS

     During the years ended December 31, 1997, 1996 and 1995, the Company paid approximately $211,000, $241,000 and $65,000, respectively, for printing and supplies from a company affiliated by common ownership. The Company also paid this affiliate approximately $339,000, $317,000 and $223,000 in 1997, 1996 and 1995, respectively, to permit the Company's employees to participate in its employee medical benefit plan.

     The Company has purchased and currently holds noncumulative perpetual preferred stock with a carrying value of $2,000,000 in a bank in Louisiana controlled by the Company's largest stockholder. The dividend rate on the preferred stock is 2% over the prevailing prime rate.

16.  DIVIDEND LIMITATIONS

     The Company's principal source of funds for dividend payments is dividends received from the subsidiary Banks. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year's net profits, as defined, combined with the retained net profits of the preceding two years, subject to the capital requirements as defined below. During 1998, the Banks could, without prior approval, declare dividends of approximately $7,656,000 plus any 1998 net profits retained to the date of the dividend declaration.

17.  EARNINGS PER SHARE

     A reconciliation of the numerators and denominators of the earnings per common share and earnings per common share assuming dilution computations for 1997, 1996 and 1995 is presented below:

                                                               Year Ended
                                                     1997         1996         1995
     Earnings Per Share
       Net income available to common
         stockholders                            $ 5,607,910  $ 3,723,217  $ 2,430,702

     Weighted average common shares
         outstanding                               4,685,390    3,763,805    2,379,560

     Earnings per share                          $      1.20  $       .99  $      1.02

                        PREMIER FINANCIAL BANCORP, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                (CONTINUED)


17.  EARNINGS PER SHARE (CONTINUED)

                                                                   Year Ended
                                                         1997         1996         1995
     Earnings Per Share Assuming Dilution
       Net income available to common
          stockholders                               $ 5,607,910  $ 3,723,217  $ 2,430,702

       Weighted average common shares
          outstanding                                  4,685,390    3,763,805    2,379,560

       Add dilutive effects of assumed exercise of
          stock options                                   13,074          214            0
                                                     -----------  -----------  -----------

       Weighted average common and dilutive
          potential common shares outstanding          4,698,464    3,764,019    2,379,560

       Earnings per share assuming dilution          $      1.19   $      .99   $     1.02

18.  STOCKHOLDERS' EQUITY

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

     On March 15, 1996, the stockholders approved a 2-for-1 stock split effective March 29, 1996, in the form of a dividend of the Company's common stock to stockholders of record on February 22, 1996. Additionally, the stockholders approved an increase in the number of common shares authorized from 1,800,000 to 10,000,000, approved a change in the par value of the common shares from $1 to no par value and approved the authorization of 1,000,000 preferred shares, without par value.

     On September 12, 1995, the Board of Directors approved a 5-for-4 stock split effective September 30, 1995, in the form of a dividend of the Company's common stock to stockholders of record on September 15, 1995. All references in the accompanying financial statements to the number of average shares and per share data have been restated to reflect the stock splits.

                        PREMIER FINANCIAL BANCORP, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                (CONTINUED)


19.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

     Cash and Due From Banks - For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

     Federal Funds Sold - For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

     Investment Securities - For investment securities, fair values are based on quoted market prices or dealer quotes.

     Federal Home Loan Bank and Federal Reserve Stock - For FHLB and Federal Reserve stock, carrying value is a reasonable estimate of fair value.

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

     Mandatorily Redeemable Capital Securities of Subsidiary Trust - The carrying value of these funds is a reasonable estimate of fair value.

     Commitments to Extend Credit and Standby Letters of Credit -Commitments to extend credit and standby letters of credit represent agreements to lend to a customer at the market rate when the loan is extended, thus the commitments and letters of credit are not considered to have a fair value.

                        PREMIER FINANCIAL BANCORP, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                (CONTINUED)


19.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
     (CONTINUED)

     The fair values of the Company's financial instruments at December 31, 1997 and 1996 are as follows:

                                                 1997                            1996
                                     Carrying            Fair         Carrying           Fair
                                      Amount            Value          Amount           Value
Financial assets:
   Cash and due from banks        $  11,609,886    $  11,610,000    $   9,303,925    $   9,304,000
   Federal funds sold                40,771,000       40,771,000       10,935,000       10,935,000
   Investment securities             66,287,565       66,788,000       50,965,047       51,144,000
   Federal Home Loan Bank
      and Federal Reserve stock       2,923,250        2,923,000        1,695,350        1,695,000
   Loans                            283,389,786      282,655,000      242,624,795      242,656,000
   Less:  allowance for loan
      losses                         (3,144,142)      (3,144,000)      (2,853,725)      (2,854,000)
                                  -------------    -------------    -------------    -------------
                                  $ 401,837,345    $ 401,603,000    $ 312,670,392    $ 312,880,000

Financial liabilities:
   Deposits  $                     (324,554,041)   $(326,330,000)   $(267,207,874)   $(268,988,000)
   Securities sold under
      agreements to repurchase       (5,634,132)      (5,634,000)      (5,599,420)      (5,600,000)
   Federal Home Loan Bank
      advances                      (15,263,339)     (15,290,000)      (9,377,456)      (9,412,000)
   Mandatorily redeemable
      capital securities of
      subsidiary trust              (28,750,000)     (28,750,000)               0                0
                                  -------------    -------------    -------------    -------------
                                $  (374,201,512)   $(376,004,000)   $(282,184,750)   $(284,000,000)

20.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

                        PREMIER FINANCIAL BANCORP, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                (CONTINUED)


20.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK
     (CONTINUED)

     At December 31, 1997 and 1996, the Banks had the following financial instruments whose approximate contract amounts represent credit risk:

                                             1997             1996
     Standby letters of credit          $  1,099,300      $  1,081,875

     Commitments to extend credit       $ 17,692,415      $ 11,367,341

     Standby letters of credit represent conditional commitments issued by the Banks to guarantee the performance of a third party. The credit risk involved in issuing these letters of credit is essentially the same as the risk involved in extending loans to customers. Collateral held varies but primarily includes real estate and certificates of deposit. Some letters of credit are unsecured.

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

21.  CONCENTRATION OF CREDIT RISK

     The Banks grant residential, commercial and consumer related loans to customers primarily located in the counties and adjoining counties in Kentucky and Ohio in which the Banks operate. Although they have diverse loan portfolios, a substantial portion of their debtors' ability to perform is somewhat dependent on the economic conditions of the counties in which they operate.

22.  LEGAL PROCEEDINGS

     Legal proceedings involving the Company and its subsidiaries periodically arise in the ordinary course of business, including claims by debtors and their related interests against the Company's subsidiaries following initial collection proceedings. These legal proceedings sometimes can involve claims for substantial damages. At December 31, 1997, management is unaware of any legal proceedings, of which the ultimate result would have a material adverse effect upon the consolidated financial statements of the Company.

                        PREMIER FINANCIAL BANCORP, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                (CONTINUED)


23.  REGULATORY MATTERS

     The Company and the subsidiary Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Banks must meet specific guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Company and Banks to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1997, the Company and the Banks meet all capital adequacy requirements to which they are subject.

     As of December 31, 1997, the most recent notification from the Federal Reserve Bank categorized the Company as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum Total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Company's category.

     The Company's and the two largest subsidiary Banks' capital amounts and ratios as of December 31, 1997 and 1996 are presented in the table below.

                                                                                                        To Be Well
                                                                                                       Capitalized
                                                                                                       Under Prompt
                                                                                   For Capital          Corrective
                                                            Actual             Adequacy Purposes     Action Provisions
                       1997                           Amount     Ratio          Amount     Ratio      Amount    Ratio
                                                                            (amounts in thousands)
Total Capital (to Risk-Weighted Assets):
   Consolidated                                      $ 72,424    25.43%        $ 22,788    8.0%      $ 28,485   10.0%
   Farmers Deposit Bank                                13,019    13.65            7,632    8.0          9,540   10.0
   Citizens Deposit Bank                                9,864    12.98            6,078    8.0          7,599   10.0

Tier I Capital (to Risk-Weighted Assets):
   Consolidated                                      $ 56,461    19.82%        $ 11,394    4.0%      $ 16,428    6.0%
   Farmers Deposit Bank                                12,009    12.59            3,816    4.0          5,223    6.0
   Citizens Deposit Bank                                9,036    11.89            3,039    4.0          4,559    6.0

Tier I Capital (to Average Assets):
   Consolidated                                      $ 56,461    13.52%        $ 17,091    4.0%      $ 20,535    5.0%
   Farmers Deposit Bank                                12,009     9.70            4,793    4.0          5,991    5.0
   Citizens Deposit Bank                                9,036     8.75            3,885    4.0          4,856    5.0

                        PREMIER FINANCIAL BANCORP, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                (CONTINUED)


23.  REGULATORY MATTERS (CONTINUED)

                                                                                                        To Be Well
                                                                                                       Capitalized
                                                                                                       Under Prompt
                                                                                   For Capital          Corrective
                                                            Actual             Adequacy Purposes     Action Provisions
                       1997                           Amount     Ratio          Amount     Ratio      Amount    Ratio
                                                                            (amounts in thousands)
Total Capital (to Risk-Weighted Assets):
   Consolidated                                      $ 41,995    17.63%        $ 19,057    8.0%      $ 23,821   10.0%
   Farmers Deposit Bank                                10,878    13.20            7,012    8.0          8,765   10.0
   Citizens Deposit Bank                                8,085    11.75            5,505    8.0          6,882   10.0

Tier I Capital (to Risk-Weighted Assets):
   Consolidated                                      $ 39,141    16.43%        $  9,528    4.0%      $ 14,293    6.0%
   Farmers Deposit Bank                                10,003    12.14            3,506    4.0          5,259    6.0
   Citizens Deposit Bank                                7,375    10.72            2,753    4.0          4,129    6.0

Tier I Capital (to Average Assets):
   Consolidated                                      $ 39,141    12.10%        $ 12,885    4.0%      $ 16,106    5.0%
   Farmers Deposit Bank                                10,003     8.95            4,685    4.0          5,857    5.0
   Citizens Deposit Bank                                7,375     8.73            3,379    4.0          4,223    5.0

                        PREMIER FINANCIAL BANCORP, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                (CONTINUED)


24.  PARENT COMPANY FINANCIAL STATEMENTS


                         Condensed Balance Sheets

                                                                  December 31
                                                             1997            1996
                                                                 (in thousands)
        ASSETS
Cash                                                      $  1,584        $  1,654
Interest bearing deposits in subsidiary banks                4,371           4,047
                                                          --------        --------
   Total cash and cash equivalents                        $  5,955        $  5,701

Federal funds sold                                          16,340               0
Investment in subsidiaries                                  42,833          35,750
Investment securities available for sale                     2,000           2,000
Loans                                                        5,621               0
Premises and equipment                                       2,419           1,186
Other assets                                                 1,546             114
                                                          --------        --------

TOTAL ASSETS                                              $ 76,714        $ 44,751

        LIABILITIES AND STOCKHOLDERS' EQUITY
Deferred income taxes                                     $     12        $      0
Other liabilities                                              155             126
                                                          --------        --------
   Total liabilities                                      $    167        $    126

Mandatorily redeemable capital securities of subsidiary
   trust                                                  $ 28,750        $      0

Stockholders' Equity:
   Preferred stock, no par value; 1,000,000 shares
      authorized; none issued or outstanding              $      0        $      0
   Common stock, no par value; 10,000,000 shares
      authorized; 4,685,390 shares issued and outstanding      982             982
   Surplus                                                  33,825          33,825
   Retained earnings                                        13,055           9,936
   Net unrealized losses on securities
      available for sale                                       (65)           (118)
                                                          --------        --------
        Total stockholders' equity                        $ 47,797        $ 44,625

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 76,714        $ 44,751

                        PREMIER FINANCIAL BANCORP, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                (CONTINUED)


24.  PARENT COMPANY FINANCIAL STATEMENTS (CONTINUED)

                         Condensed Statements of Income

                                                       Year Ended December 31
                                               1997           1996          1995
                                                         (in thousands)
Income:
   Dividends from subsidiary banks            $     0        $   597       $ 1,825
   Interest and dividend income                 4,049            361           166
   Gain on sale of investment securities        2,183              0             0
   Other income                                    16             73            11
                                               ------        -------       -------
      Total income                            $ 6,248        $ 1,031       $ 2,002

Expenses:
   Interest expense                           $ 4,037        $   167       $   253
   Salaries and employee benefits                 465            287            71
   Other expenses                                 804            186           271
                                               ------        -------       -------
      Total expenses                          $ 5,306        $   640       $   595
Income before income taxes and
   equity in undistributed income of
   subsidiaries                               $   942        $   391       $ 1,407

Income tax expense (benefit)                      326            (95)         (178)
                                              -------        -------       -------

Income before equity in undistributed
   income of subsidiaries                     $   616        $   486       $ 1,585

Equity in undistributed income of
   subsidiaries                                 4,992          3,237           846
                                               ------        -------       -------

NET INCOME                                    $ 5,608        $ 3,723       $ 2,431

                        PREMIER FINANCIAL BANCORP, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                (CONTINUED)


24.  PARENT COMPANY FINANCIAL STATEMENTS (CONTINUED)

                    Condensed Statements of Cash Flows

                                                             Year Ended December 31
                                                        1997         1996         1995
                                                               (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                         $   5,608    $  3,723     $  2,431
   Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation                                         74          28           11
        Investment securities gains                      (2,183)          0            0
        Equity in undistributed income of
           subsidiaries                                  (4,992)     (3,237)        (846)
        Change in other assets                           (1,453)        286         (259)
        Change in other liabilities                          41          30           89
                                                      ---------    --------     --------
           Net cash (used in) provided by operating
             activities                               $  (2,905)   $    830     $  1,426

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of subsidiary banks                       $       0    $(12,622)    $ (1,496)
   Capital contributed to subsidiaries                   (2,100)     (2,500)      (1,401)
   Purchase of securities available for sale           (273,500)          0         (500)
   Proceeds from sale of securities                     275,683           0            0
   Net change in federal funds sold                     (16,340)          0            0
   Net change in loans                                   (5,621)          0            0
   Purchase of premises and equipment                    (1,307)       (618)        (608)
                                                      ---------    --------     --------
      Net cash used in investing activities           $ (23,185)   $(15,740)    $ (4,005)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends paid                                     $  (2,406)   $ (1,817)    $   (859)
   Proceeds from issuance of common stock                     0      27,066            0
   Proceeds from issuance of capital securities
      of subsidiary trust                                28,750           0            0
   Proceeds from debt                                         0           0        3,500
   Repayment of debt                                          0      (5,000)           0
                                                      ---------    --------     --------
      Net cash provided by financing activities       $  26,344    $ 20,249     $  2,641

Net increase in cash and cash equivalents             $     254    $  5,339     $     62
Cash and cash equivalents at beginning of year            5,701         362          300
                                                      ---------    --------     --------

CASH AND CASH EQUIVALENTS AT END                      $   5,955    $  5,701     $    362
   OF YEAR

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

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)     The following documents are filed as part of this report:

        1.   Financial Statements:

             Independent Auditors' Report
             Balance Sheets - December 31, 1997 and 1996
             Statements of Loss - Years Ended December 31, 1997, 1996 and 1995 Statements of Changes in Stockholders' Equity - Years Ended December 31, 1997, 1996 and 1995
             Statements of Cash Flows - Years Ended December 31, 1997, 1996 and 1995
             Notes to Financial Statements

        2.   Financial Statement Schedules:

             No financial statement schedules have been included as part of this report because they are either not required or the information is otherwise included.

        3.   List of Exhibits:

     The following is a list of exhibits required by Item 601 of Regulation S-K and by paragraph (c) of this Item 14.

EXHIBIT
NUMBER        DESCRIPTION OF DOCUMENT

   3.1        Form of Articles of Incorporation of registrant (included as Exhibit 3.1 to registrant's
              Registration Statement on Form S-1, Registration No. 333-1702, filed on February 28, 1996 with the Commission and incorporated herein by reference).

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

   4.1        Form of Junior Subordinated Indenture dated as of June 6, 1997 between Registrant and Bankers
              Trust Company, as Trustee, with respect to 9.75% Junior Subordinated Deferrable Interest
              Debentures due June 30, 2027 (incorporated by reference to Exhibit 4.1 to the Registration
              Statement on Form S-1 of Registrant filed May 28, 1997 with the Commission (Registration No.
              333-27943)).

   4.2        Form of 9.75% Junior Subordinated Deferrable Interest Debenture Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 of Registrant filed May 28,
              1997 with the Commission (Registration No. 333-27943)).

   4.3        Form of Amended and Restated Trust Agreement dated as of June 6, 1997 among Registrant, as
              Depositor, Bankers Trust Company, as Property Trustee, and Bankers Trust (Delaware), as
              Delaware Trustee (incorporated by reference to Exhibit 4.4 to the Registration Statement on
              Form S-1 of Registrant filed May 28, 1997 with the Commission (Registration No. 333-27943)).

   4.4        Form of Guarantee Agreement dated as of June 6, 1997 between Registrant and Bankers Trust
              Company (incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-1 of
              Registrant filed May 28, 1997 with the Commission (Registration No. 333-27943)).

   10.1       Amended and Restated Preferred Stock Purchase Agreement dated as of  September 29, 1994 between First Guaranty Bank, Hammon, Louisiana, and registrant (included as Exhibit 10.3 to registrant's Registration Statement on Form S-1, Registration No. 333-1702, filed on February
              28, 1996 with the Commission and incorporated herein by reference).

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

   21         Subsidiaries of registrant

   23.1       Consent of Eskew & Gresham, P.S.C.

   27         Financial Data Schedule for year ended December 31, 1997


(b      Reports on Form 8-K

     Form 8-K dated December 19, 1997 reporting consummation of the Company's acquisition of The Sabina Bank, Sabina, Ohio, consummation of the acquisition of two branch banks and earnings through December 15, 1997.

                              SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Georgetown, Commonwealth of Kentucky, on the 26th day of March, 1998.

                                   PREMIER FINANCIAL BANCORP, INC.


                                   By:  /s/ J. Howell Kelly, President
                                        --------------------------------
                                          J. Howell Kelly, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

                                             Principal Executive, Financial and
March 26, 1998   /s/ J. Howell Kelly         Accounting Officer, Director
                 --------------------------
                 J. Howell Kelly


March 26, 1998   /s/ Toney K. Adkins         Director
                 --------------------------
                 Toney K. Adkins


March 26, 1998   /s/ Gardner E. Daniel       Director
                 --------------------------
                 Gardner E. Daniel


March 26, 1998   /s/ E. V. Holder, Jr.       Director
                 --------------------------
                 E. V. Holder, Jr.


March 26, 1998   /s/ Wilbur M. Jenkins       Director
                 --------------------------
                 Wilbur M. Jenkins


March 26, 1998   /s/ Benhamin T. Pugh        Director
                 --------------------------
                 Benjamin T. Pugh


March 26, 1998   /s/ Marshall T. Reynolds    Director
                 --------------------------
                 Marshall T. Reynolds