Form 10-Q
period 1998-03-31
PREMIER FINANCIAL BANCORP INC
filed 1998-05-15
CIK 887919

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended March 31, 1998

                                      or

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

     Common stock - 4,983,230 shares outstanding at May 12, 1998.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying information has not been audited by independent public accountants; however, in the opinion of management such information reflects all adjustments necessary for a fair presentation of the results for the interim period. All such adjustments are of a normal and recurring nature.

The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the registrant's annual Form 10-K filing. Accordingly, the reader of the Form 10-Q may wish to refer to the registrant's Form 10-K for the year ended December 31, 1997 for further information in this regard.

Index to consolidated financial statements:

     Consolidated Balance Sheets.........................  3
     Consolidated Statements of Income...................  4
     Consolidated Statements of Cash Flows...............  5
     Notes to Consolidated Financial Statements..........  6

                        PREMIER FINANCIAL BANCORP, INC.
                          CONSOLIDATED BALANCE SHEETS
                     MARCH 31, 1998 AND DECEMBER 31, 1997
                                (IN THOUSANDS)

                                                         1998       1997
                                                      --------   --------
ASSETS
Cash and due from banks                               $ 13,205   $ 11,610
Federal funds sold                                      27,223     40,771
Securities available for sale                          157,141     45,926
Securities held to maturity                             20,757     20,362
Loans                                                  318,670    285,798
 Less:  Unearned interest                               (2,571)    (2,409)
        Allowance for loan losses                       (3,600)    (3,144)
                                                      --------   --------
 Net loans                                             312,499    280,245
Federal Home Loan Bank and Federal Reserve Stock         3,087      2,923
Premises and equipment, net                              8,736      6,895
Goodwill and other intangibles                           7,143      7,262
Other assets                                            10,436      9,442
                                                      --------   --------

 TOTAL ASSETS                                         $560,227   $425,436
                                                      --------   --------
                                                      --------   --------

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
 Non-interest bearing                                 $ 41,404   $ 37,702
 Time deposits, $100,000 and over                       48,185     47,105
 Other interest bearing                                273,349    239,747
                                                      --------   --------
   Total deposits                                      362,938    324,554
Securities sold under agreements to repurchase          82,548      5,634
Federal Home Loan Bank advances                         29,752     15,263
Other liabilities                                        3,872      3,438
                                                      --------   --------
    Total liabilities                                  479,110    348,889

Guaranteed preferred beneficial interests
  in Company's debentures                               28,750     28,750

Stockholders' equity
 Preferred stock, no par value; 1,000,000
  shares authorized; none issued or outstanding              -          -
 Common stock, no par value; 10,000,000
  shares authorized; 4,983,230 shares at
  March 31, 1998 and 4,685,390 at
  December 31, 1997, issued and outstanding                985        982
Surplus                                                 38,747     33,825
Retained earnings                                       12,965     13,055
Net unrealized losses on securities
 available for sale                                       (330)       (65)
                                                      --------   --------
      TOTAL STOCKHOLDERS' EQUITY                        52,367     47,797
                                                      --------   --------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $560,227   $425,436
                                                      --------   --------
                                                      --------   --------

                See accompanying notes to financial statements.

                        PREMIER FINANCIAL BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                  THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                (IN THOUSANDS)

                                                              1998      1997
                                                           --------  --------
Interest income
 Loans, including fees                                     $  7,833  $  6,026
 Investment securities
  Taxable                                                     1,082       488
  Tax-exempt                                                    279       274
 Federal funds sold and other                                   641       194
                                                           --------  --------
  Total interest income                                       9,835     6,982

Interest expense
 Deposits                                                     4,189     2,924
 Debt and other borrowings                                    1,090       205
                                                           --------  --------
  Total interest expense                                      5,279     3,129

Net interest income                                           4,556     3,853
Provision for possible loan losses                              276       194
                                                           --------  --------

Net interest income after provision for
 possible loan losses                                         4,280     3,659

Non-interest income
 Service charges                                                312       275
 Insurance commissions                                          102       120
 Investment securities gains (losses)                             2         -
 Other                                                           74       214
                                                           --------  --------
                                                                490       609
Non-interest expenses
 Salaries and employee benefits                               1,538     1,385
 Occupancy and equipment expenses                               503       323
   Other expenses                                             1,123       825
                                                           --------  --------
                                                              3,164     2,533

Income before income taxes                                    1,606     1,735

Provision for income taxes                                      225       505
                                                           --------  --------

NET INCOME                                                 $  1,381  $  1,230
                                                           --------  --------
                                                           --------  --------

Change in unrealized losses on securities                      (274)     (145)
                                                           --------  --------

Comprehensive income                                       $  1,107  $  1,085
                                                           --------  --------
                                                           --------  --------

Earnings per share                                         $    .28  $    .26
Earnings per share assuming dilution                            .28       .26
Weighted average shares outstanding                           4,983     4,685

                See accompanying notes to financial statements.

                        PREMIER FINANCIAL BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                (IN THOUSANDS)

                                                           1998           1997
                                                         --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                              $  1,381       $  1,230
 Adjustments to reconcile net income to net cash
  from operating activities
 Depreciation and amortization                                272            126
 Provision for loan losses                                    276            194
 Gain on sale of securities                                    (2)             -
 Changes in:
  Other assets                                               (407)          (528)
  Other liabilities                                           140            417
                                                         --------       --------
   Net cash from operating activities                       1,660          1,439

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases of securities available for sale              (117,381)        (3,299)
 Proceeds from sales of securities available for sale         751              -
 Proceeds from maturities and calls of securities
  available for sale                                       12,047          1,850
 Purchases of investment securities held to maturity       (2,291)        (1,148)
 Proceeds from maturities and calls of securities held
  to maturity                                               1,881            351
 Net change in federal funds sold                          14,023          1,550
 Net change in loans                                       (4,153)        (5,115)
 Purchases of bank premises and equipment                    (474)          (605)
 Cash acquired through merger                               1,490              -
                                                         --------       --------
  Net cash from investing activities                      (94,107)        (6,416)

CASH FLOWS FROM FINANCING ACTIVITIES
 Net change in deposits                                     4,332          4,685
 Net change in agreements to repurchase securities         75,969            180
 Net change in Federal Home Loan Bank advances             14,489            107
 Dividends paid                                              (748)          (609)
                                                         --------       --------
  Net cash from financing activities                       94,042          4,363

Net change in cash and cash equivalents                     1,595           (614)

Cash and cash equivalents at beginning of period           11,610          9,304
                                                         --------       --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD               $13,205        $  8,690
                                                         --------       --------
                                                         --------       --------

                See accompanying notes to financial statements.

                        PREMIER FINANCIAL BANCORP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Premier Financial Bancorp, Inc. (the Company) and its wholly-owned subsidiaries, Georgetown Bank & Trust, Georgetown, Kentucky; Citizens Deposit Bank & Trust, Vanceburg, Kentucky; Bank of Germantown, Germantown, Kentucky; Citizens Bank, Sharpsburg, Kentucky; Farmers Deposit Bank, Eminence, Kentucky; The Sabina Bank, Sabina, Ohio; Ohio River Bank, Ironton, Ohio; and PFBI Capital Trust. In addition, the Company has a data processing service subsidiary, Premier Data Services, Inc., Vanceburg, Kentucky. All material intercompany transactions and balances have been eliminated.

NOTE 2 - BUSINESS COMBINATIONS

On March 20, 1998, the Company acquired Ohio River Bank (Ohio River) whereby the Company exchanged 300,000 shares of its common stock for all the issued and outstanding shares of Ohio River in a business combination accounted for as a pooling of interests. The financial statement presentation prior to January 1, 1998 has not been restated for this merger as the impact on those statements is not material. As of and for the year ended December 31, 1997, Ohio River reported net income of $176,000 and total assets of $39.5 million.

On December 30, 1997, the Company entered into a purchase and assumption agreement to acquire three branch offices of Banc One Corporation located in Madison, Philippi and Van, West Virginia. Included in the purchase are approximately $148 million in deposits, $10 million in loans and $1.2 million in facilities. The net premium to be paid for these branches is approximately $14.3 million. The acquisition is expected to be completed in the second quarter of 1998.

NOTE 3 - SECURITIES

Amortized cost and fair value of securities, by category, at March 31, 1998 are summarized as follows:

                                            Amortized      Unrealized     Unrealized       Fair
                                              Cost            Gains         Losses        Value
                                           ----------      ----------     ----------    ----------
Available for sale
  U. S. Treasury securities                $  113,874          $  40       $  (436)     $  113,478
  U. S. agency securities                      24,536              1           (55)         24,482
  Obligations of states and political
    subdivisions                                3,396            116              -          3,512
  Asset-backed securities                      12,935              -           (65)         12,870
  Preferred  stock                              2,000              -              -          2,000
  Other equity securities                         900              -          (101)            799
                                           ----------      ----------     ----------    ----------
     Total available for sale              $  157,641         $  157       $  (657)     $  157,141
                                           ----------      ----------     ----------    ----------
                                           ----------      ----------     ----------    ----------

                        PREMIER FINANCIAL BANCORP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  3 - SECURITIES (Continued)

                                            Amortized      Unrealized     Unrealized      Fair
                                              Cost            Gains         Losses        Value
                                            ---------      ----------     ----------     --------
Held to maturity
  U. S. Treasury securities                 $  1,550           $  7         $  (1)       $  1,556
  U. S. agency securities                      3,341              8            (1)          3,348
  Obligations of states and political
    subdivisions                              15,770            469           (18)         16,221
  Asset-backed securities                         96              1             -              97
                                            --------           ----         -----        --------
     Total held to maturity                 $ 20,757           $485         $ (20)       $ 21,222
                                            --------           ----         -----        --------
                                            --------           ----         -----        --------

Amortized cost and fair value of securities, by category, at December 31, 1997 are summarized as follows:

                                            Amortized      Unrealized     Unrealized      Fair
                                              Cost            Gains         Losses        Value
                                            ---------      ----------     ----------     --------
Available for sale:
  U. S. Treasury securities                $  10,071           $  2        $  (11)      $  10,062
  U. S. agency securities                     25,966             29           (90)         25,905
  Obligations of states and political
    subdivisions                               3,458            110            (4)          3,564
  Asset-backed securities                      3,630              -           (30)          3,600
  Preferred  stock                             2,000              -              -          2,000
  Other equity securities                        900              -          (105)            795
                                            --------           ----         -----        --------

     Total available for sale               $ 46,025           $141         $(240)       $ 45,926
                                            --------           ----         -----        --------
                                            --------           ----         -----        --------

Held to maturity:
  U. S. Treasury securities                 $  1,250           $  6         $  (1)       $  1,255
  U. S. agency securities                      4,338             15            (5)          4,348
  Obligations of states and political
    subdivisions                              14,625            500           (15)         15,110
  Asset-backed securities                        149              1            (1)            149
                                            --------           ----         -----        --------

     Total held to maturity                 $ 20,362         $  522        $  (22)      $  20,862
                                            --------           ----         -----        --------
                                            --------           ----         -----        --------

                        PREMIER FINANCIAL BANCORP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  4 - LOANS

Major classifications of loans at March 31, 1998 and December 31, 1997 are summarized as follows:

                                                   1998          1997
                                                   ----          ----
                                                     (In Thousands)
Commercial, secured by real estate               $ 72,231      $ 66,893
Commercial, other                                  51,619        45,024
Real estate construction                            9,455         7,857
Real estate mortgage                              105,466        93,789
Agricultural                                       11,578        13,208
Consumer                                           67,642        58,523
Other                                                 679           504
                                                 --------      --------
                                                 $318,670      $285,798
                                                 --------      --------
                                                 --------      --------

NOTE  5 - ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for the three months ended March 31, 1998 and 1997 are as follows:

                                                   1998          1997
                                                   ----          ----
                                                     (In Thousands)
Balance, beginning of period                     $ 3,144       $  2,854
Acquired through merger with Ohio River Bank         335              -
Net charge-offs                                     (155)           (57)
Provision for loan losses                            276            194
                                                 --------      --------

Balance, end of period                           $ 3,600       $  2,991
                                                 --------      --------
                                                 --------      --------

NOTE  6 - GUARANTEED PREFERRED BENEFICIAL INTERESTS IN COMPANY'S
          SUBORDINATED DEBENTURES

Guaranteed preferred beneficial interests in Company's subordinated debentures (Preferred Securities) represent preferred beneficial interests in the assets of PFBI Capital Trust (Trust), a wholly-owned subsidiary of the Company. The Trust's sole assets are 9.75% junior subordinated debentures due June 30, 2027 issued by the Company on June 9, 1997. Distributions on the Preferred Securities will be payable at an annual rate of 9.75% of the stated liquidation amount of $25 per Preferred Security, payable quarterly. Cash distributions on the Preferred Securities are made to the extent interest on the debentures is received by the Trust. In the event of certain changes or amendments to regulatory requirements or federal tax rules, the Preferred Securities are redeemable in whole. Otherwise, the Preferred Securities are generally redeemable in whole or in part on or after June 30, 2002 at 100% of the liquidation amount. The Trust's obligations under the Preferred Securities are fully and unconditionally guaranteed by the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A.   Financial Condition and Results of Operations

Net income for the three months ended March 31, 1998, of $1,381,000 or $0.28 per share, was 12% above net income of $1,230,000 or $0.26 for the three months ended March 31, 1997. This $151,000 increase in net income was primarily the result of reversing a $234,000 previously recorded valuation allowance for deferred tax assets by a recently acquired banking subsidiary. Comparing the same periods aside from this one time event, income would have decreased $83,000 or 6%. The primary reason for the decrease is the $700,000 quarterly interest expense associated with the Preferred Securities issued in June 1997 to fund acquisitions and to add to the Company's capital position. Earning assets increased $130 million to $520 million at March 31, 1998 over December 31, 1997. The increase is primarily the result of a strategy to leverage the Company's available capital in the form of $75 million repurchase agreements correspondingly invested into available for sale securities and from the first quarter acquisition of Ohio River Bank which provided an additional $37 million in earning assets. Net interest margin for the three months ending March 31, 1998 was approximately 4.08% as compared to 5.16% for the same period in 1997. The returns on stockholders' equity and on average assets were approximately 10.49% and 1.15% for the three months ended March 31, 1998 compared to 12.18% and 1.49% for the same period in 1997.

Non-interest income decreased $119,000 to $490,000 for the first three months of 1998 compared to the first three months of 1997. The decrease is attributable to certain non-recurring income items recorded during the first quarter of 1997.

Non-interest expenses for the first quarter of 1998 totaled $3,164,000 or 2.6% of average assets on an annualized basis compared to $2,533,000 or 3.1% of average assets for the same period of 1997. This increase in non-interest expense is attributed to the expansion of the Company's business.

Income tax expense was $225,000 for the first quarter of 1998 compared to $505,000 for the first quarter of 1997. The decrease in income tax expense is the result of the reversal of a $234,000 valuation allowance for deferred tax assets of a recently acquired subsidiary bank. The valuation allowance was recorded by the bank prior to its acquisition. The Company's consolidated tax position is such that following the acquisition, the valuation allowance was no longer necessary. Absent this event, the effective tax rate for 1998 was 29% and is constant as compared to 1997.

The following table sets forth information with respect to the Company's non-performing assets at March 31, 1998 and December 31, 1997.

                                                   1998          1997
                                                   ----          ----
                                                     (In Thousands)
Non-accrual loans                                $  732        $  562
Accruing loans which are contractually
 past due 90 days or more                           810           490
Restructured                                        320           356
                                                 ------        ------
  Total non-performing loans                      1,862         1,408

Other real estate acquired through
 Foreclosure                                        784           836
                                                 ------        ------
  Total non-performing assets                    $2,646        $2,244

Non-performing loans as a percentage
 of total net loans                                .59%          .50%

Non-performing assets as a percentage
 of total assets                                   .47%          .53%


The provision for possible loan losses and net chargeoffs were $276,000 and $155,000 for the first quarter of 1998, compared to $194,000 and $57,000, respectively, for the first quarter of 1997. The increases in these amounts primarily relate to the increase in average loans between the two periods. The allowance for loan losses at March 31, 1998, of 1.1% of total loans remained constant as compared to December 31, 1997.

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

C.   Capital

At March 31, 1998, total shareholder's equity of $52.4 million was 9.3% of total consolidated assets. Tier I capital totaled $62.8 million which represents a Tier I leverage ratio of 12.8%.

As further discussed in Note 6, in June 1997, the Company issued $28.8 million of 9.75% preferred securities. These securities qualify as Tier I capital up to 25% of Tier I capital. The increase in capital will allow the Company to target larger financial institutions as potential acquisitions.

The Company declared a first quarter dividend of $.15 per share, or $747,809 payable March 31, 1998 to shareholders of record as of March 20, 1998.

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

                              PREMIER FINANCIAL BANCORP, INC.



Date: May 12, 1998            /s/ Marshall T. Reynolds
                              ----------------------------------
                              Marshall T. Reynolds
                              Chairman of the Board



Date: May 12, 1998            /s/ J. Howell Kelly
                              ----------------------------------
                              J. Howell Kelly
                              President & Chief Executive Officer