Form 10-Q
period 1998-06-30
PREMIER FINANCIAL BANCORP INC
filed 1998-08-14
CIK 887919

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended June 30, 1998

                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ___________

                        Commission file number 0-20908

                        PREMIER FINANCIAL BANCORP, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            KENTUCKY                             61-1206757
-------------------------------              -------------------
(State or other jurisdiction of               (I.R.S. Employer
 incorporation or organization)              Identification No.)

       120 N. HAMILTON STREET
        GEORGETOWN, KENTUCKY                        40324
----------------------------------------          ----------
(address of principal executive officer)          (Zip Code)

    Registrant's telephone number               (502) 863-7500

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to
filing requirements for the past 90 days.  Yes   X     No
                                               -----      -----
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

     Common stock - 4,983,230 shares outstanding at August 12, 1998

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


               PREMIER FINANCIAL BANCORP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

----------------------------------------------------------------------------------
                                                          June 30      December 31
                                                           1998            1997
                                                        ----------     -----------
ASSETS
Cash and due from banks                                 $  15,191      $  11,610
Federal funds sold                                         22,031         40,771
Investment securities
  Available for sale                                      209,794         45,926
  Held to maturity                                         20,069         20,362
Loans                                                     341,866        285,798
  Less:  Unearned interest                                 (2,596)        (2,409)
         Allowance for loan losses                         (4,208)        (3,144)
                                                        ---------      ---------
  Net loans                                               335,062        280,245
FHLB and Federal Reserve stock                              3,225          2,923
Premises and equipment, net                                10,545          6,895
Goodwill and other intangibles                             21,740          7,262
Other assets                                               10,911          9,442
                                                        ---------      ---------
  TOTAL ASSETS                                          $ 648,568      $ 425,436
                                                        ---------      ---------
                                                        ---------      ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
  Non-interest bearing                                  $  59,153      $  37,702
  Time deposits, $100,000 and over                         58,975         47,105
  Other interest bearing                                  396,081        239,747
                                                        ---------      ---------
    Total deposits                                        514,209        324,554

Agreements to repurchase securities                         8,090          5,634
Federal Home Loan Bank advances                            31,636         15,263
Other borrowings                                            8,000              -
Other liabilities                                           4,329          3,438
                                                        ---------      ---------
  Total liabilities                                       566,264        348,889

Guaranteed preferred beneficial interests in
 Company's debentures                                      28,750         28,750

Stockholders' equity
  Preferred stock, no par value; 1,000,000 shares
   authorized; none issued or outstanding                       -              -
  Common stock, no par value; 10,000,000 shares
   authorized; 4,983,230 shares at June 30, 1998 and
   4,685,390 shares at December 31, 1997, issued and
   outstanding                                                985            982
  Surplus                                                  38,747         33,825
  Retained earnings                                        13,859         13,055
  Accumulated other comprehensive income                      (37)           (65)
                                                        ---------      ---------
    Total stockholders' equity                             53,554         47,797

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 648,568      $ 425,436
                                                        ---------      ---------
                                                        ---------      ---------
----------------------------------------------------------------------------------

          See accompanying notes to the consolidated financial statements.

               PREMIER FINANCIAL BANCORP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                (IN THOUSANDS)
                                  (UNAUDITED)

-----------------------------------------------------------------------------------------------
                                         Three Months Ended June 30    Six Months Ended June 30
                                           1998           1997           1998           1997
                                        --------       --------       ---------      ---------
INTEREST INCOME
  Loans, including fees                 $  8,081       $  6,435       $  15,914      $  12,461
  Investment securities
    Taxable                                1,749          1,080           2,831          1,568
    Tax-exempt                               297            299             576            573
  Federal funds sold and other               478            150           1,119            344
                                        --------       --------       ---------      ---------
    Total interest income                 10,605          7,964          20,440         14,946

INTEREST EXPENSE
  Deposits                                 4,319          3,088           8,508          6,012
  Debt and other borrowings                1,568            810           2,658          1,015
                                        --------       --------       ---------      ---------
    Total interest expense                 5,887          3,898          11,166          7,027

Net interest income                        4,718          4,066           9,274          7,919
Provision for possible loan losses           720            286             996            480
                                        --------       --------       ---------      ---------
Net interest income after provision for
 possible loan losses                      3,998          3,780           8,278          7,439

NON-INTEREST INCOME
  Service charges                            324            288             636            563
  Insurance commissions                       98            115             200            235
  Investment securities gains (losses)       471              8             473              8
  Other                                    1,401            234           1,475            448
                                        --------       --------       ---------      ---------
                                           2,294            645           2,784          1,254
NON-INTEREST EXPENSES
  Salaries and employee benefits           1,900          1,340           3,438          2,725
  Occupancy and equipment expenses           461            366             964            689
  Other expenses                           1,494            871           2,617          1,696
                                        --------       --------       ---------      ---------
                                           3,855          2,577           7,019          5,110

Income before income taxes                 2,437          1,848           4,043          3,583
Provision for income taxes                   795            545           1,020          1,050
                                        --------       --------       ---------      ---------

  NET INCOME                            $  1,642       $  1,303       $   3,023      $   2,533
                                        --------       --------       ---------      ---------
                                        --------       --------       ---------      ---------
Other comprehensive income (loss)
 net of tax:
  Change in unrealized losses on
   securities                           $    764       $    84        $    501       $     (19)
  Reclassification of realized amount       (471)           (8)           (473)             (8)
                                        --------       --------       ---------      ---------
  Net unrealized gain (loss) recognized
   in comprehensive income                   293             76              28            (27)
                                        --------       --------       ---------      ---------

     COMPREHENSIVE INCOME               $  1,935       $  1,379       $   3,051      $   2,506
                                        --------       --------       ---------      ---------
                                        --------       --------       ---------      ---------

Earnings per share                      $    .33       $    .28       $     .61      $     .54
Earnings per share assuming dilution    $    .32       $    .28       $     .60      $     .54
Weighted average shares outstanding        4,983          4,685           4,983          4,685
-----------------------------------------------------------------------------------------------

          See accompanying notes to the consolidated financial statements.

               PREMIER FINANCIAL BANCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

---------------------------------------------------------------------------------
                                                             Six Months Ended
                                                           June 30       June 30
                                                             1998          1997
                                                          --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                              $  3,023       $  2,533
  Adjustments to reconcile net income to net cash
   from operating activities
    Depreciation and amortization                              682            378
    Provision for loan losses                                  996            480
    Investment securities losses (gains), net                 (473)            (8)
    Federal Home Loan Bank stock dividends                     (95)           (55)
  Changes in
    Other assets                                            (1,040)        (3,045)
    Other liabilities                                          597            858
                                                          --------       --------
      Net cash from operating activities                     3,690          1,141

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of investment securities available for sale   (264,737)      (150,972)
  Proceeds from sales of investment securities available
   for sale                                                 90,903            453
  Proceeds from maturities of investment securities
   available for sale                                       17,578          3,607
  Purchases of investment securities held to maturity       (3,267)        (3,040)
  Proceeds from maturities of investment securities held
   to maturity                                               3,542          2,208
  Purchase of FHLB and Federal Reserve stock                   (95)          (654)
  Net change in federal funds sold                          19,215          4,646
  Net change in loans                                      (18,170)       (18,329)
  Purchases of bank premises and equipment                  (1,069)        (1,012)
  Cash acquired in branch acquisitions                     124,961              -
  Cash acquired through pooling (Note 2)                     1,490              -
                                                          --------       --------
    Net cash used in investing activities                  (29,649)      (163,093)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net change in deposits                                     5,152         16,081
  Net change in agreements to repurchase securities          1,511        114,744
  Advances from Federal Home Loan Bank, net                 16,373          6,073
  Proceeds from other borrowings                             8,000              -
  Proceeds from issuance of Capital Trust preferred
   certificates                                                  -         28,750
  Dividends paid                                            (1,496)        (1,136)
                                                          --------       --------
    Net cash from financing activities                      29,540        164,512

Net change in cash and cash equivalents                      3,581          2,560

Cash and cash equivalents at beginning of period            11,610          9,304
                                                          --------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                $ 15,191       $ 11,864
                                                          --------       --------
                                                          --------       --------
---------------------------------------------------------------------------------

          See accompanying notes to the consolidated financial statements.

               PREMIER FINANCIAL BANCORP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANICAL STATEMENTS

-------------------------------------------------------------------------------

NOTE  1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Premier Financial Bancorp, Inc. (the Company) and its wholly-owned subsidiaries, Georgetown Bancorp, Inc., Georgetown, Kentucky; Citizens Deposit Bank & Trust, Vanceburg, Kentucky; Bank of Germantown, Germantown, Kentucky; Citizens Bank, Sharpsburg, Kentucky; Farmers Deposit Bancorp, Eminence, Kentucky; The Sabina Bank, Sabina, Ohio; Ohio River Bank, Ironton, Ohio; The Bank of Philippi, Inc., Philippi, West Virginia; and Boone County Bank, Inc., Madison, West Virginia. In addition, the Company has a data processing service subsidiary, Premier Data Services, Inc., Vanceburg, Kentucky and PFBI Capital Trust subsidiary discussed in Note 6. All material intercompany transactions and balances have been eliminated.

NOTE  2 - BUSINESS COMBINATIONS

On June 26, 1998, the Company completed its acquisition of three branch offices of Banc One Corporation located in Madison, Philippi and Van, West Virginia. Included in the purchase were approximately $150 million in deposits, $9 million in loans and $1.5 million in facilities. The net premium paid for these branches was approximately $14.5 million.

On March 20, 1998, the Company acquired Ohio River Bank (Ohio River) whereby the Company exchanged 297,840 shares of its common stock for all the issued and outstanding shares of Ohio River in a business combination accounted for as a pooling of interests. The financial statement presentation prior to January 1, 1998 has not been restated for this merger as the impact on those statements is not material. As of and for the year ended December 31, 1997, Ohio River reported net income of $176,000 and total assets of $39.5 million.

-------------------------------------------------------------------------------
                               (Continued)

               PREMIER FINANCIAL BANCORP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANICAL STATEMENTS

-------------------------------------------------------------------------------

NOTE  3 - INVESTMENT SECURITIES

Amortized cost and fair value of investment securities, by category, at June 30, 1998 are summarized as follows:

                                                       Amortized        Unrealized     Unrealized       Fair
                                                          Cost             Gains         Losses        Value
                                                       ----------       -----------    ----------    ----------
Available for sale
  U.S. Treasury securities                              $  15,878          $  19        $    (9)      $  15,888
  U.S. agency securities                                  179,678             14            (89)        179,603
  Obligations of states and political
    subdivisions                                            3,344            118             (1)          3,461
  Asset-backed securities                                   8,033              -             (4)          8,029
  Preferred  stock                                          2,000              -              -           2,000
  Other equity securities                                     914              -           (101)            813
                                                        ---------          -----        --------      ---------
     Total available for sale                           $ 209,847          $ 151        $  (204)      $ 209,794
                                                        ---------          -----        --------      ---------
                                                        ---------          -----        --------      ---------
Held to maturity
  U.S. Treasury securities                               $  1,250          $   7        $     -       $  1,257
  U.S. agency securities                                    2,838             14             (1)         2,851
  Obligations of states and political
    subdivisions                                           15,911            457            (22)        16,346
  Asset-backed securities                                      70              -              -             70
                                                        ---------          -----        --------      ---------
     Total held to maturity                             $  20,069          $ 478        $   (23)      $ 20,524
                                                        ---------          -----        --------      ---------
                                                        ---------          -----        --------      ---------

Amortized cost and fair value of investment securities, by category, at
December 31, 1997 are summarized as follows:
                                                        Amortized     Unrealized     Unrealized           Fair
                                                             Cost          Gains         Losses          Value
                                                       ----------       -----------    ----------    ----------
Available for sale
  U.S. Treasury securities                              $  10,071          $   2        $   (11)      $ 10,062
  U.S. agency securities                                   25,966             29            (90)        25,905
  Obligations of states and political
    subdivisions                                            3,458            110             (4)         3,564
  Asset-backed securities                                   3,630              -            (30)         3,600
  Preferred  stock                                          2,000              -              -          2,000
  Other equity securities                                     900              -           (105)           795
                                                        ---------          -----        --------      ---------
     Total available for sale                           $  46,025          $ 141        $  (240)      $ 45,926
                                                        ---------          -----        --------      ---------
                                                        ---------          -----        --------      ---------
Held to maturity
  U.S. Treasury securities                              $   1,250          $   6        $   (1)       $  1,255
  U.S. agency securities                                    4,338             15            (5)          4,348
  Obligations of states and political
    subdivisions                                           14,625            500           (15)         15,110
  Asset-backed securities                                     149              1            (1)            149
                                                        ---------          -----        --------      ---------
     Total held to maturity                             $  20,362          $ 522        $  (22)       $ 20,862
                                                        ---------          -----        --------      ---------
                                                        ---------          -----        --------      ---------

-------------------------------------------------------------------------------
                               (Continued)

               PREMIER FINANCIAL BANCORP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANICAL STATEMENTS

-------------------------------------------------------------------------------

NOTE  4 - LOANS

Major classifications of loans at June 30, 1998 and December 31, 1997 are summarized as follows:

                                                           1998           1997
                                                        ---------      ---------
                                                            (In Thousands)

Commercial, secured by real estate                      $  74,695      $  66,893
Commercial, other                                          59,505         45,024
Real estate construction                                   10,846          7,857
Real estate mortgage                                      110,898         93,789
Agricultural                                               14,364         13,208
Consumer                                                   70,414         58,523
Other                                                       1,144            504
                                                        ---------      ---------
                                                        $ 341,866      $ 285,798
                                                        ---------      ---------
                                                        ---------      ---------

NOTE  5 - ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses are as follows:


                                                           Three Months Ended            Six Months Ended
                                                         June 30        June 30        June 30        June 30
                                                           1998           1997           1998           1997
                                                        --------       ---------      --------       --------
Balance, beginning of period                            $  3,600       $  2,991       $  3,144       $  2,854
Acquired                                                     115              -            450              -
Net charge-offs                                             (227)          (360)          (382)          (417)
Provision for loan losses                                    720            286            996            480
                                                        --------       --------       --------       --------
Balance, end of period                                  $  4,208       $  2,917       $  4,208       $  2,917


NOTE  6 - CAPITAL SECURITIES OF SUBSIDIARY TRUST

Guaranteed preferred beneficial interests in the Company's subordinated debentures (Preferred Securities) represent preferred beneficial interests in the assets of PFBI Capital Trust (Trust), a wholly-owned subsidiary of the Company. The Trust's sole assets are 9.75% junior subordinated debentures due June 30, 2027 issued by the Company on June 9, 1997. Distributions on the Preferred Securities will be payable at an annual rate of 9.75% of the stated liquidation amount of $25 per Preferred Security, payable quarterly. Cash distributions on the Preferred Securities are made to the extent interest on the debentures is received by the Trust. In the event of certain changes or amendments to regulatory requirements or federal tax rules, the Preferred Securities are redeemable in whole. Otherwise, the Preferred Securities are generally redeemable in whole or in part on or after June 30, 2002 at 100% of the liquidation amount. The Trust's obligations under the Preferred Securities are fully and unconditionally guaranteed by the Company.

-------------------------------------------------------------------------------
                               (Continued)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     A. Financial Condition and Results of Operations

     Net income for the six months ended June 30, 1998 of $3,023,000 or $.61 per share was 19% higher than the $2,533,000 or $.54 per share recorded for the same period in 1997. The increase is primarily due to the second quarter recognition of a $1.3 million finder's fee included in other income relative to certain branch dispositions. Also contributing to the increase was a $1.4 million increase in net interest income. Offsetting these increases was a $516,000 increase in the provision for loan losses and a $1.9 million increase in non-interest expenses. Earning assets increased $201 million to $594 million at June 30, 1998 over December 31, 1997. The increase is the result of acquiring Ohio River Bank and three West Virginia branch offices from Banc One Corporation which combined provided an additional $180 million in earning assets. For the three months ended June 30, 1998, net income totaled $1,642,000 or $.33 per share compared to $1,303,000 or $.28 per share for the same period in 1997.

     Net interest income increased $1,355,000 to $9,274,000 for the six months ended June 30, 1998 compared to $7,919,000 for the same period in 1997 and increased $652,000 to $4,718,000 for the three months ended June 30, 1998 compared to the $4,066,000 reported in the three months ended June 30, 1997. The net interest margin on a tax-equivalent basis for the six months ended June 30, 1998 was 4.04% compared to 4.97% for the first six months of 1997 and 4.32% for all of 1997. The returns on average shareholders' equity and return on average assets were 11.4% and 1.22%, respectively, for the six months ended June 30, 1998, compared to 11.2% and 1.23%, respectively for the same period in 1997.

     Non-interest income increased $1,530,000 to $2,784,000 for the first six months of 1998 compared to $1,254,000 for the first six months of 1997. Non-interest income increased $1,649,000 to $2,294,000 for the three months ended June 30, 1998 compared to $645,000 for the same period in 1997. The increase is primarily the attributable to a $1.3 million finder's fee recognized during the second quarter included in other income. Received in cash during the second quarter, the fee is the Company's portion of an agreement to assist another financial institution in connection with the acquisition of several offices of Banc One Corporation located in West Virginia.

     Non-interest expenses were $7,019,000 or 2.77% of average assets on an annualized basis during the first six months of 1998 compared to $5,110,000 or 2.47% of average assets during the same period of 1997. Non-interest expenses increased $1,278,000 during the three months ended June 30, 1998 to $3,855,000 compared to $2,577,000 for the three months ended June 30, 1997. The increases in non-interest expenses are attributable to the acquisition of Ohio River Bank and the general expansion of the Company's business.

     Income tax expense was $1,020,000 for the first half of 1998 as compared to $1,050,000 for the first half of 1997. Income tax expense for 1998 was lower than 1997 even though income before taxes increased as a result of the reversal of a $234,000 valuation allowance for deferred tax assets of an acquired subsidiary bank. The valuation was recorded by the bank prior to its acquisition and was reversed by the Company during the first quarter because the valuation allowance was no longer considered necessary.

     The following table sets forth information with respect to the Company's non-performing assets at June 30, 1998 and December 31, 1997.

                                                            1998           1997
                                                         ----------     ----------
                                                              (In Thousands)
Non-accrual loans                                          $  790         $  562
Accruing loans which are contractually
 past due 90 days or more                                     967            490
Restructured                                                  300            356
                                                           ------         ------
    Total non-performing loans                              2,057          1,408

Other real estate acquired through
  Foreclosure                                                 997            836
                                                           ------         ------
    Total non-performing assets                            $3,054         $2,244

Non-performing loans as a percentage
 of total net loans                                           .61%           .50%

Non-performing assets as a percentage
 of total assets                                              .47%           .53%


     The provision for possible loan losses increased from $286,000 for the three months ended June 30, 1997 to $720,000 for the three months ended June 30, 1998 and from $480,000 to $996,000 for the first six months of 1997 compared to 1998. These increases for possible loan losses are in line with the increase in loans outstanding from $260.5 million at June 30, 1997 to $341.9 million at June 30, 1998. In part, the increase is also attributable to additional general reserves for possible loan losses which may arise as a
result of the Year 2000 issue.   The allowance for loan losses at June 30, 1998
of $4,208,000 represented 1.23% of total loans outstanding.

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

     3. Arrangements with correspondent banks for purchase of unsecured federal funds.
                                                                           10.

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

     At June 30, 1998, total shareholders' equity of $53.6 million equaled 8.26% of total consolidated assets. Tier I capital totaled $49.5 million at June 30, 1998, which represents a Tier I leverage ratio of 9.40%.

     The Company declared a first quarter dividend of $.15 per share, or $747,809, payable March 31, 1998 to shareholders of record as of March 20, 1998 and a second quarter dividend of $.15 per share, or $747,809 payable June 30, 1998 to shareholders of record as of June 22, 1998.

     D.  Year 2000

     Management has assessed the operational and financial implications of its Year 2000 needs and developed a plan to ensure that data processing systems can properly handle the change. Management has determined that if a business interruption as a result of the Year 2000 issue occurred, such an interruption could be material. The primary effort required to prevent a potential business interruption is the installation of the most current software release from the Company's third party provider and replacement of certain system hardware. The third party software provider has warranted that Year 2000 remediation and testing efforts to become compliant have been successfully completed. Non-compliant hardware has already been replaced through routine hardware upgrades. Management intends to locally install and test the current software release before the end of 1998 which will complete the Year 2000 plan for mission critical systems. Should mission critical system readiness not be achieved by March 31, 1999, the Company intends to seek alternative solutions from other vendors. Non-mission critical systems, including systems other than data processing with embedded technology, will continue to be evaluated and if necessary, will be upgraded or replaced. Management projects that the cost of Year 2000 readiness will be in a range of $40,000 to $100,000, the majority of which will be expensed as incurred. Year 2000 expenses are subject to change and could vary from current estimates if the final requirements for Year 2000 readiness exceed management's expectations.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                  None

Item 2.  Changes in Securities                              None

Item 3.  Defaults Upon Senior Securities                    None

Item 4.  Submission of Matters to a vote of Security Holders

         (a) Annual meeting of the shareholders was held on June 11, 1998.

         (b) The following were elected as directors of the Corporation for a term of one year:

         (1) J. Howell Kelly
         (2) Marshall T. Reynolds
         (3) Gardner E. Daniel
         (4) Toney Adkins
         (5) Benjamin T. Pugh
         (6) Wilbur M. Jenkins
         (7) E.V. Holder, Jr.

         (c) Ratification of Crowe, Chizek and Company LLP as independent auditors of the Corporation for 1998. Votes for 3,807,710; votes against 6,947; votes abstaining 1,168,573.

         (d) None

Item 5.  Other Information                        None

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits


         Exhibit No.                     Description of Document
         -----------                   ---------------------------
            27                           Financial Data Schedules


         (b)  Reports on Form 8-K        No reports on Form 8-K have been filed
                                         during the quarter for which the report
                                         is filed.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         PREMIER FINANCIAL BANCORP, INC.



Date:  August 14, 1998                   /s/ Marshall T. Reynolds
                                         -------------------------------------
                                          Marshall T. Reynolds
                                          Chairman of the Board


Date:  August 14, 1998                   /s/ J. Howell Kelly
                                         -------------------------------------
                                          J. Howell Kelly
                                          President & Chief Executive Officer