Form 10-Q/A
period 1998-06-30
PREMIER FINANCIAL BANCORP INC
filed 1998-11-10
CIK 887919

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q/A
                                (Amendment No. 1)

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

EXPLANATORY NOTE

     Amendment No. 1 on Form 10-Q/A amends investment security gains and other income reported for the quarter and six months ended June 30, 1998 in
Part I of the previous 10-Q filing to reflect the correct amounts.

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

               PREMIER FINANCIAL BANCORP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                (IN THOUSANDS)
                                  (UNAUDITED)

-----------------------------------------------------------------------------------------------
                                         Three Months Ended June 30    Six Months Ended June 30
                                           1998           1997           1998           1997
                                        --------       --------       ---------      ---------
INTEREST INCOME
  Loans, including fees                 $  8,081       $  6,435       $  15,914      $  12,461
  Investment securities
    Taxable                                1,749          1,080           2,831          1,568
    Tax-exempt                               297            299             576            573
  Federal funds sold and other               478            150           1,119            344
                                        --------       --------       ---------      ---------
    Total interest income                 10,605          7,964          20,440         14,946

INTEREST EXPENSE
  Deposits                                 4,319          3,088           8,508          6,012
  Debt and other borrowings                1,568            810           2,658          1,015
                                        --------       --------       ---------      ---------
    Total interest expense                 5,887          3,898          11,166          7,027

Net interest income                        4,718          4,066           9,274          7,919
Provision for possible loan losses           720            286             996            480
                                        --------       --------       ---------      ---------
Net interest income after provision for
 possible loan losses                      3,998          3,780           8,278          7,439

NON-INTEREST INCOME
  Service charges                            324            288             636            563
  Insurance commissions                       98            115             200            235
  Investment securities gains (losses)       141              8             143              8
  Other                                    1,731            234           1,805            448
                                        --------       --------       ---------      ---------
                                           2,294            645           2,784          1,254
NON-INTEREST EXPENSES
  Salaries and employee benefits           1,900          1,340           3,438          2,725
  Occupancy and equipment expenses           461            366             964            689
  Other expenses                           1,494            871           2,617          1,696
                                        --------       --------       ---------      ---------
                                           3,855          2,577           7,019          5,110

Income before income taxes                 2,437          1,848           4,043          3,583
Provision for income taxes                   795            545           1,020          1,050
                                        --------       --------       ---------      ---------

  NET INCOME                            $  1,642       $  1,303       $   3,023      $   2,533
                                        --------       --------       ---------      ---------
                                        --------       --------       ---------      ---------
Other comprehensive income (loss)
 net of tax:
  Change in unrealized losses on
   securities                           $    434       $    84        $    171       $     (19)
  Reclassification of realized amount       (141)           (8)           (143)             (8)
                                        --------       --------       ---------      ---------
  Net unrealized gain (loss) recognized
   in comprehensive income                   293             76              28            (27)
                                        --------       --------       ---------      ---------

     COMPREHENSIVE INCOME               $  1,935       $  1,379       $   3,051      $   2,506
                                        --------       --------       ---------      ---------
                                        --------       --------       ---------      ---------

Earnings per share                      $    .33       $    .28       $     .61      $     .54
Earnings per share assuming dilution    $    .32       $    .28       $     .60      $     .54
Weighted average shares outstanding        4,983          4,685           4,983          4,685
-----------------------------------------------------------------------------------------------

          See accompanying notes to the consolidated financial statements.

               PREMIER FINANCIAL BANCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

---------------------------------------------------------------------------------
                                                             Six Months Ended
                                                           June 30       June 30
                                                             1998          1997
                                                          --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                              $  3,023       $  2,533
  Adjustments to reconcile net income to net cash
   from operating activities
    Depreciation and amortization                              682            378
    Provision for loan losses                                  996            480
    Investment securities losses (gains), net                 (143)            (8)
    Federal Home Loan Bank stock dividends                     (95)           (55)
  Changes in
    Other assets                                            (1,040)        (3,045)
    Other liabilities                                          597            858
                                                          --------       --------
      Net cash from operating activities                     4,020          1,141

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of investment securities available for sale   (264,737)      (150,972)
  Proceeds from sales of investment securities available
   for sale                                                 90,573            453
  Proceeds from maturities of investment securities
   available for sale                                       17,578          3,607
  Purchases of investment securities held to maturity       (3,267)        (3,040)
  Proceeds from maturities of investment securities held
   to maturity                                               3,542          2,208
  Purchase of FHLB and Federal Reserve stock                   (95)          (654)
  Net change in federal funds sold                          19,215          4,646
  Net change in loans                                      (18,170)       (18,329)
  Purchases of bank premises and equipment                  (1,069)        (1,012)
  Cash acquired in branch acquisitions                     124,961              -
  Cash acquired through pooling (Note 2)                     1,490              -
                                                          --------       --------
    Net cash used in investing activities                  (29,979)      (163,093)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net change in deposits                                     5,152         16,081
  Net change in agreements to repurchase securities          1,511        114,744
  Advances from Federal Home Loan Bank, net                 16,373          6,073
  Proceeds from other borrowings                             8,000              -
  Proceeds from issuance of Capital Trust preferred
   certificates                                                  -         28,750
  Dividends paid                                            (1,496)        (1,136)
                                                          --------       --------
    Net cash from financing activities                      29,540        164,512

Net change in cash and cash equivalents                      3,581          2,560

Cash and cash equivalents at beginning of period            11,610          9,304
                                                          --------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                $ 15,191       $ 11,864
                                                          --------       --------
                                                          --------       --------
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