Form 10-Q
period 1998-09-30
PREMIER FINANCIAL BANCORP INC
filed 1998-11-13
CIK 887919

                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                     FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                         or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ___________ to ___________

                           Commission file number 0-20908

                          PREMIER FINANCIAL BANCORP, INC.
               (Exact name of registrant as specified in its charter)

            KENTUCKY                              61-1206757
(State or other jurisdiction of              (I.R.S. Employer
  incorporation or organization)              Identification No.)

     120 N. HAMILTON STREET
     GEORGETOWN, KENTUCKY                            40324
(address of principal executive officer)          (Zip Code)

     Registrant's telephone number                (502) 863-7500

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to
filing requirements for the past 90 days.  Yes   X     No
                                               ------     -----
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

     Common stock - 5,234,525 shares outstanding at November 11, 1998.

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

                  PREMIER FINANCIAL BANCORP, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                                   (IN THOUSANDS)
                                    (UNAUDITED)

                                                                    September 30    December 31
                                                                        1998            1997
                                                                        ----            ----
ASSETS
Cash and due from banks                                                 $ 18,109       $ 11,610
Federal funds sold                                                        11,228         40,771
Investment securities
     Available for sale                                                  195,645         45,926
     Held to maturity                                                     20,002         20,362
Loans                                                                    364,905        285,798
     Less:  Unearned interest                                             (2,489)        (2,409)
            Allowance for loan losses                                     (4,210)        (3,144)
                                                                       ---------      ---------
     Net loans                                                           358,206        280,245
FHLB and Federal Reserve stock                                             3,265          2,923
Premises and equipment, net                                               11,550          6,895
Goodwill and other intangibles                                            21,799          7,262
Other assets                                                              11,285          9,442
                                                                       ---------      ---------

     TOTAL ASSETS                                                       $651,089       $425,436
                                                                       ---------      ---------
                                                                       ---------      ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
     Non-interest bearing                                               $ 56,357       $ 37,702
     Time deposits, $100,000 and over                                     57,495         47,105
     Other interest bearing                                              400,560        239,747
                                                                       ---------      ---------
        Total deposits                                                   514,412        324,554

Securities sold under agreements to repurchase and other
     short-term borrowings                                                 8,203          5,634
Federal Home Loan Bank advances                                           33,518         15,263
Other borrowings                                                           8,000              -
Other liabilities                                                          3,641          3,438
                                                                       ---------      ---------
     Total liabilities                                                   567,774        348,889

Guaranteed preferred beneficial interests in Company's debentures         28,750         28,750

Stockholders' equity
     Preferred stock, no par value; 1,000,000 shares authorized;
        none issued or outstanding                                             -              -
     Common stock, no par value; 10,000,000 shares authorized;
        5,234,525 shares at September 30, 1998 and 4,685,390 shares
        at December 31, 1997, issued and outstanding                       1,103            982
     Surplus                                                              43,448         33,825
     Retained earnings                                                     9,543         13,055
     Accumulated other comprehensive income                                  471            (65)
                                                                       ---------      ---------
        Total stockholders' equity                                        54,565         47,797

            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $651,089       $425,436
                                                                       ---------      ---------
                                                                       ---------      ---------

          See accompanying notes to the consolidated financial statements

                  PREMIER FINANCIAL BANCORP, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF INCOME
                                   (IN THOUSANDS)
                                    (UNAUDITED)

                                                            Three Months Ended           Nine Months Ended
                                                               September 30                 September 30
                                                            1998          1997           1998           1997
                                                            ----          ----           ----           ----
INTEREST INCOME
  Loans, including fees                                   $ 8,602        $ 6,645        $24,516        $19,106
  Investment securities
    Taxable                                                 3,067          2,829          5,898          4,397
    Tax-exempt                                                283            300            859            873
  Federal funds sold and other                                504             42          1,623            386
                                                          -------        -------        -------        -------
       Total interest income                               12,456          9,816         32,896         24,762

INTEREST EXPENSE
     Deposits                                               5,318          3,235         13,826          9,247
     Debt and other borrowings                              1,865          2,600          4,523          3,615
                                                          -------        -------        -------        -------
        Total interest expense                              7,183          5,835         18,349         12,862

Net interest income                                         5,273          3,981         14,547         11,900
Provision for possible loan losses                            299            512          1,295            992
                                                          -------        -------        -------        -------
Net interest income after provision for
     possible loan losses                                   4,974          3,469         13,252         10,908

NON-INTEREST INCOME
     Service charges                                          486            316          1,122            879
     Insurance commissions                                    124            105            324            340
     Investment securities gains                                8          1,164            151          1,172
     Other                                                    219            109          2,024            557
                                                          -------        -------        -------        -------
                                                              837          1,694          3,621          2,948
NON-INTEREST EXPENSES
     Salaries and employee benefits                         2,141          1,347          5,579          4,072
     Occupancy and equipment expenses                         651            431          1,615          1,120
     Other expenses                                         1,223          1,466          3,840          3,162
                                                          -------        -------        -------        -------
                                                            4,015          3,244         11,034          8,354
                                                          -------        -------        -------        -------
Income before income taxes                                  1,796          1,919          5,839          5,502
Provision for income taxes                                    505            596          1,526          1,646
                                                          -------        -------        -------        -------

     NET INCOME                                           $ 1,291        $ 1,323        $ 4,313        $ 3,856
                                                          -------        -------        -------        -------
                                                          -------        -------        -------        -------

Other comprehensive income (loss)
     net of tax:
        Change in unrealized losses on securities         $   395        $ 1,457        $   679        $ 1,438
        Reclassification of realized amount                    (8)        (1,164)          (151)        (1,172)
                                                          -------        -------        -------        -------
        Net unrealized gain (loss) recognized
           in comprehensive income                            387            293            528            266
                                                          -------        -------        -------        -------

     COMPREHENSIVE INCOME                                 $ 1,678        $ 1,616        $ 4,841        $ 4,122
                                                          -------        -------        -------        -------
                                                          -------        -------        -------        -------

Earnings per share                                        $   .25        $   .27        $   .82        $   .78
Earnings per share assuming dilution                      $   .25        $   .27        $   .82        $   .78
Weighted average shares outstanding                         5,232          4,934          5,232          4,934

          See accompanying notes to the consolidated financial statements

                  PREMIER FINANCIAL BANCORP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (IN THOUSANDS)
                                    (UNAUDITED)

                                                                          Nine Months Ended
                                                                    September 30   September 30
                                                                         1998           1997
                                                                         ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                        $   4,313      $   3,856
     Adjustments to reconcile net income to net cash
        from operating activities
           Depreciation and amortization                                     668            610
           Provision for loan losses                                       1,295            992
           Investment securities losses (gains), net                        (151)        (1,172)
           Federal Home Loan Bank stock dividends                           (135)           (91)
           Changes in
              Other assets                                                (1,308)        (5,795)
              Other liabilities                                              (91)         4,323
                                                                       ---------      ---------
                  Net cash from operating activities                       4,591          2,723
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of investment securities available for sale              (614,756)      (288,982)
     Proceeds from sales of investment securities available
        for sale                                                         109,284        141,483
     Proceeds from maturities of investment securities available
        for sale                                                         363,636          7,507
     Purchases of investment securities held to maturity                  (3,993)        (3,555)
     Proceeds from maturities of investment securities held
        to maturity                                                        4,341          3,232
     Purchase of FHLB and Federal Reserve stock                              (95)        (1,073)
     Net change in federal funds sold                                     30,018          5,116
     Net change in loans                                                 (41,613)       (30,351)
     Purchases of bank premises and equipment                             (2,316)        (1,591)
     Cash acquired in branch acquisitions                                124,961              -
     Cash acquired through pooling (Note 2)                                1,490              -
                                                                       ---------      ---------
                  Net cash used in investing activities                  (29,043)      (168,214)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits                                                5,355         17,897
     Net change in agreements to repurchase securities                     1,624        110,424
     Advances from Federal Home Loan Bank, net                            18,255         11,679
     Proceeds from other borrowings                                        8,000              -
     Proceeds from issuance of Capital Trust preferred certificates            -         28,750
     Dividends paid                                                       (2,283)        (1,768)
                                                                       ---------      ---------
                  Net cash from financing activities                      30,951        166,982
                                                                       ---------      ---------
Net change in cash and cash equivalents                                    6,499          1,491

Cash and cash equivalents at beginning of period                          11,610          9,304
                                                                       ---------      ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $  18,109      $  10,795
                                                                       ---------      ---------
                                                                       ---------      ---------

          See accompanying notes to the consolidated financial statements

                  PREMIER FINANCIAL BANCORP, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)


NOTE  1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Premier Financial Bancorp, Inc. (the Company) and its wholly-owned subsidiaries, Georgetown Bancorp, Inc., Georgetown, Kentucky; Citizens Deposit Bank & Trust, Vanceburg, Kentucky; Bank of Germantown, Germantown, Kentucky; Citizens Bank, Sharpsburg, Kentucky; Farmers Deposit Bancorp, Eminence, Kentucky; The Sabina Bank, Sabina, Ohio; Ohio River Bank, Ironton, Ohio; The Bank of Philippi, Inc., Philippi, West Virginia (Philippi); and Boone County Bank, Inc., Madison, West Virginia (Boone). In addition, the Company has a data processing service subsidiary, Premier Data Services, Inc., Vanceburg, Kentucky and PFBI Capital Trust subsidiary discussed in Note 6. All material intercompany transactions and balances have been eliminated.

NOTE  2 - BUSINESS COMBINATIONS

On October 5, 1998, the Company entered into a definitive agreement to purchase Mt. Vernon Bancshares Inc., the holding company for The Bank of Mt. Vernon (Mt. Vernon), in a cash transaction. Mt. Vernon offers full service banking in Rockcastle and Pulaski counties and has two loan production offices in Madison County, Kentucky. The merger is subject to regulatory approval and is targeted for completion in the first quarter of 1999. Mt. Vernon had total assets of $130 million and year to date earnings of $716,000 at September 30, 1998.

On June 26, 1998, the Company completed its acquisition of three branch offices of Banc One Corporation located in Philippi (chartered as the Bank of Philippi), and Madison and Van, West Virginia (chartered as Boone County Bank, Inc.). Included in the purchase were approximately $150 million in deposits, $9 million in loans and $1.5 million in facilities. The net premium paid for these branches was approximately $14.5 million.

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

On November 13, 1997, the Company acquired The Sabina Bank, Sabina, Ohio (Sabina), in a business combination accounted for as a pooling of interests. All of the outstanding shares of Sabina were exchanged for 476,300 shares of the Company's common stock. The accompanying consolidated financial statements for 1997 have been restated to give the effect of the combination, whereas the financial data released by the Company on October 21, 1998 for the three and nine month periods ended September 30, 1997 had not yet been restated for the combination.

NOTE  3 - STOCK DIVIDEND

The Company paid a 5% stock dividend on September 30, 1998. For comparability, prior per share information has been restated to reflect the 249,135 shares issued as a result.

                                    (Continued)

                  PREMIER FINANCIAL BANCORP, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)

NOTE  4 - INVESTMENT SECURITIES

Amortized cost and fair value of investment securities, by category, at September 30, 1998 are summarized as follows:

                                                        Amortized     Unrealized     Unrealized         Fair
                                                           Cost          Gains         Losses          Value
                                                           ----          -----         ------          -----
Available for sale
  U. S. Treasury securities                             $  12,360          $  70         $    -      $  12,430
  U. S. agency securities                                 170,571            531            (11)       171,091
  Obligations of states and political
    subdivisions                                            3,426            131              -          3,557
  Asset-backed securities                                   5,674             54              -          5,728
  Preferred  stock                                          2,000              -              -          2,000
  Other equity securities                                     930              -            (91)           839
                                                        ---------          -----         ------      ---------
     Total available for sale                           $ 194,961          $ 786         $ (102)     $ 195,645
                                                        ---------          -----         ------      ---------
                                                        ---------          -----         ------      ---------

Held to maturity
  U. S. Treasury securities                             $     950          $  17         $    -      $     967
  U. S. agency securities                                   2,894             24              -          2,918
  Obligations of states and political
    subdivisions                                           16,102            637             (3)        16,736
  Asset-backed securities                                      56              -              -             56
                                                        ---------          -----         ------      ---------
     Total held to maturity                             $  20,002          $ 678         $   (3)     $  20,677
                                                        ---------          -----         ------      ---------
                                                        ---------          -----         ------      ---------

Amortized cost and fair value of investment securities, by category, at December 31, 1997 are summarized as follows:

                                                        Amortized     Unrealized     Unrealized        Fair
                                                          Cost          Gains          Losses          Value
                                                          ----          -----          ------          -----
Available for sale
  U. S. Treasury securities                             $  10,071          $   2         $  (11)     $  10,062
  U. S. agency securities                                  25,966             29            (90)        25,905
  Obligations of states and political
    subdivisions                                            3,458            110             (4)         3,564
  Asset-backed securities                                   3,630              -            (30)         3,600
  Preferred  stock                                          2,000              -              -          2,000
  Other equity securities                                     900              -           (105)           795
                                                        ---------          -----         ------      ---------
     Total available for sale                           $  46,025          $ 141         $ (240)    $   45,926
                                                        ---------          -----         ------      ---------
                                                        ---------          -----         ------      ---------

Held to maturity
  U. S. Treasury securities                             $   1,250          $   6         $   (1)     $   1,255
  U. S. agency securities                                   4,338             15             (5)         4,348
  Obligations of states and political
    subdivisions                                           14,625            500            (15)        15,110
  Asset-backed securities                                     149              1             (1)           149
                                                        ---------          -----         ------      ---------
     Total held to maturity                             $  20,362          $ 522         $  (22)     $  20,862
                                                        ---------          -----         ------      ---------
                                                        ---------          -----         ------      ---------

                                    (Continued)

                  PREMIER FINANCIAL BANCORP, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)

NOTE  5 - LOANS

Major classifications of loans at September 30, 1998 and December 31, 1997 are summarized as follows:

                                                           1998            1997
                                                           ----            ----
                                                               (In Thousands)
Commercial, secured by real estate                       $ 79,723       $ 66,893
Commercial, other                                          57,204         45,024
Real estate construction                                   11,636          7,857
Real estate mortgage                                      119,035         93,789
Agricultural                                               16,680         13,208
Consumer                                                   74,494         58,523
Other                                                       6,133            504
                                                         --------       --------
                                                         $364,905       $285,798
                                                         --------       --------
                                                         --------       --------

NOTE  6 - ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses are as follows:

                                               Three Months Ended          Nine Months Ended
                                                September 30                  September 30
                                              1998           1997           1998           1997
                                              ----           ----           ----           ----
Balance, beginning of period                $4,208         $2,917         $3,144         $2,854
Acquired                                         -              -            450              -
Net charge-offs                               (297)          (296)          (679)          (713)
Provision for loan losses                      299            512          1,295            992
                                           -------        -------        -------        -------
Balance, end of period                      $4,210         $3,133         $4,210         $3,133
                                           -------        -------        -------        -------
                                           -------        -------        -------        -------

NOTE  7 - CAPITAL SECURITIES OF SUBSIDIARY TRUST

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     A.     Financial Condition and Results of Operations

     Net income for the nine months ended September 30, 1998 of $4,313,000 was 11.9% higher than the $3,856,000 recorded for the same period in 1997. For the same periods on a per share basis, net income increased to $.82 from $.78. The increase is primarily due to the second quarter recognition of a $1.3 million finder's fee included in other income relative to certain branch dispositions. Also contributing to the increase was a $2.6 million increase in net interest income. Offsetting these increases was a $303,000 increase in the provision for loan losses and a $2.7 million increase in non-interest expenses. Earning assets increased $199 million to $592 million at September 30, 1998 over December 31, 1997. The increase is the result of acquiring Ohio River Bank and three West Virginia branch offices from Banc One Corporation which combined provided an additional $180 million in earning assets. For the three months ended September 30, 1998, net income totaled $1,291,000 or $.25 per share compared to $1,323,000 or $.27 per share for the same period in 1997. This $32,000 decrease is the result of a $771,000 increase in noninterest expenses and a decrease in noninterest income of $857,000, which were essentially offset by a $1,292,000 increase in net interest income and a $213,000 decrease in the provision for loan losses.

     Net interest income increased $2,647,000 to $14,547,000 for the nine months ended September 30, 1998 compared to $11,900,000 for the same period in 1997 and increased $1,292,000 to $5,273,000 for the three months ended September 30, 1998 compared to the $3,981,000 reported in the three months ended September 30, 1997. The year to date and current quarter increases in net interest income is attributable to the current year acquisitions not reflected in prior periods and to overall growth in earning assets. The net interest margin on a tax-equivalent basis for the nine months ended September 30, 1998 was 3.88% compared to 4.35% for the first nine months of 1997 and 4.32% for all of 1997. The returns on average shareholders' equity and return on average assets were 10.8% and 1.05%, respectively, for the nine months ended September 30, 1998, compared to 11.2% and 1.28%, respectively for the same period in 1997.

     Non-interest income increased $673,000 to $3,621,000 for the first nine months of 1998 compared to $2,948,000 for the first nine months of 1997. The increase is primarily the attributable to a $1.3 million finder's fee recognized during the second quarter included in other income. Received in cash during the second quarter, the fee is the Company's portion of an agreement to assist another financial institution in connection with the acquisition of several offices of Banc One Corporation located in West Virginia. Non-interest income was $837,000 for the three months ended September 30, 1998 compared to $1,694,000 for the same period in 1997. The decrease is primarily due to security gains of $1,164,000 realized in 1997 compared to $8,000 in 1998. Exclusive of security gains, noninterest income increased$299,000, from $530,000 in the third quarter of 1997 to $829,000 in the third quarter of 1998.

     Non-interest expenses were $11,034,000 or 2.68% of average assets on an annualized basis during the first nine months of 1998 compared to $8,353,000 or 2.78% of average assets during the same period of 1997. Non-interest expenses increased $771,000 during the three months ended September 30, 1998 to $4,015,000 compared to $3,244,000 for the three months ended September 30, 1997. The increases in non-interest expenses are attributable to 1998 acquisitions, the results of operations for which are not included in the third quarter of 1997, and the general expansion of the Company's business.

     Income tax expense was $1,526,000 for the first nine months of 1998 as compared to $1,646,000 for the first nine months of 1997. Income tax expense for 1998 was lower than 1997 even though income before taxes increased as a result of the reversal of a $234,000 valuation allowance for deferred tax assets of an acquired subsidiary bank. The valuation was recorded by the bank prior to its acquisition and was reversed by the Company during the first quarter because the valuation allowance was no longer considered necessary.

     The following table sets forth information with respect to the Company's non-performing assets at September 30, 1998 and December 31, 1997.

                                            1998           1997
                                            ----           ----
                                               (In Thousands)
Non-accrual loans                         $  1,685        $   562
Accruing loans which are contractually
     past due 90 days or more                  978            490
Restructured                                   300            356
                                          --------       --------
            Total non-performing loans       2,963          1,408

Other real estate acquired through
     foreclosure                             1,071            836
                                          --------        -------
            Total non-performing assets   $  4,034        $ 2,244

Non-performing loans as a percentage
     of total net loans                       .82%           .50%

Non-performing assets as a percentage
     of total assets                          .62%           .53%

     The provision for possible loan losses increased from $992,000 to $1,295,000 for the first nine months of 1997 compared to 1998. The increase for possible loan losses are in line with the increase in loans outstanding from $283.4 million at December 31, 1997 to $362.4 million at September 30, 1998. The allowance for loan losses at September 30, 1998 of $4,210,000 represented 1.16% of total loans outstanding.

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

     C.     Capital

     In June 1997, the Corporation issued $28.8 million of 9.75% Mandatorily Redeemable Capital Securities of Subsidiary Trust. These securities will qualify as Tier I capital up to an amount not to exceed 25% of Tier I capital and the portion that exceeds the 25% limitation will qualify as Tier 2 or supplementary capital of the Corporation. The issuance of these securities and resultant increase in capital has allowed the Corporation to target larger financial institutions as potential acquisitions.

     At September 30, 1998, total shareholders' equity of $54.6 million equaled 8.4% of total consolidated assets. Tier I capital totaled $50.2 million at September 30, 1998, which represents a Tier I leverage ratio of 8.0%.

     Dividends of the Company for 1998 were as follows:

                          Amount             Date of        Date
                    Per Share   Total        Record         Paid
                    ---------   -----        -------        ----
     Cash           $.15      $747,809       March 20       March 31
     Cash           $.15      $747,809       June 22        June 30
     Stock          5%               -       September 21   September 30
     Cash           $.15      $787,000       September 21   September 30

     D.   Year 2000

     Management has assessed the operational and financial implications of its Year 2000 needs and developed a plan to ensure that data processing systems can properly handle the change. Management has determined that if a business interruption as a result of the Year 2000 issue occurred, such an interruption could be material. The primary effort required to prevent a potential business interruption is the installation of the most current software release from the Company's third party provider and replacement of certain system hardware. The third party software provider has warranted that Year 2000 remediation and testing efforts to become compliant have been successfully completed. Non-compliant hardware has already been replaced through routine hardware upgrades. Management intends to locally install and test the current software release before the end of 1998 which will complete the Year 2000 plan for mission critical systems. Should mission critical system readiness not be achieved by March 31, 1999, the Company intends to seek alternative solutions from other vendors. Non-mission critical systems, including systems other than data processing with embedded technology, will continue to be evaluated and if necessary, will be upgraded or replaced. Management projects that the cost of Year 2000 readiness will be in a range of $40,000 to $100,000, which will be expensed as incurred. Year 2000 expenses are subject to change and could vary from current estimates if the final requirements for Year 2000 readiness exceed management's expectations.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                       None

Item 2.  Changes in Securities                                   None

Item 3.  Defaults Upon Senior Securities                         None

Item 4.  Submission of Matters to a vote of Security Holders     None

Item 5.  Other Information                                       None

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

     Exhibit No.                   Description of Document
     ----------                    ------------------------
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

                                  PREMIER FINANCIAL BANCORP, INC.



Date: November 11, 1998           /s/ Marshall T. Reynolds
                                  --------------------------------
                                  Marshall T. Reynolds
                                  Chairman of the Board



Date: November 11, 1998           /s/ J. Howell Kelly
                                  --------------------------------
                                  J. Howell Kelly
                                  President & Chief Executive Officer