Form 10-K
period 1998-12-31
PREMIER FINANCIAL BANCORP INC
filed 1999-03-31
CIK 887919

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

        For the fiscal year ended December 31, 1998

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

        For the transition period from               to

                         Commission file number 0-20908

                         PREMIER FINANCIAL BANCORP, INC.
             (Exact name of registrant as specified in its charter)

            KENTUCKY                                          61-1206757
 (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                          Identification No.)

         115 N. HAMILTON STREET
          GEORGETOWN, KENTUCKY                                   40324
(Address of principal executive offices)                      (Zip Code)

               Registrants' telephone number:  (502) 863-1955

   Securities registered pursuant to Section 12 (b) of the Act: NONE

   Securities registered pursuant to Section 12 (g) of the Act: COMMON STOCK
                                                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the Registrant as of March 26, 1999 was $74,559,662. The number of shares outstanding of the Registrant's Common Stock as of March 26, 1999 was 5,232,257.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the Form 10-K part indicated:

        DOCUMENT                                               FORM 10-K
        --------                                               ---------

 (1)    Proxy statement for the 1999 annual meeting of         Part III
        shareholders

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

                                   THE COMPANY

        Premier Financial Bancorp, Inc. (Premier or the Company) is a multi-bank holding company that, as of March 26, 1999, operated twenty banking offices in Kentucky, six banking offices in Ohio, and three banking offices in West Virginia through its ten bank subsidiaries (the "Affiliate Banks"), the tenth of which was acquired on January 20, 1999. At December 31, 1998, Premier had total consolidated assets of $657.7 million, total consolidated deposits of $523.2 million and total consolidated shareholders' equity of $54.4 million.

        Premier began an acquisition program in 1993 and has acquired six commercial banks and five branches of other commercial banks since that time. Premier also owns nonbank subsidiaries that provide consumer lending and data processing services.

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

        Premier is a legal entity separate and distinct from its Affiliate Banks and nonbank subsidiaries. Accordingly, the right of Premier, and thus the right of Premier's creditors and shareholders, to participate in any distribution of the assets or earnings of any of the Affiliate Banks or nonbank subsidiaries is necessarily subject to the prior claims of creditors of such subsidiaries, except to the extent that claims of Premier, in its capacity as a creditor, may be recognized. The principal source of Premier's revenue is dividends from its Affiliate Banks and nonbank subsidiaries. See "REGULATORY MATTERS -- Dividend Restrictions" for discussion of the restrictions on the Affiliate Banks' ability to pay dividends to Premier.

        Premier was incorporated as a Kentucky corporation in 1991 and has functioned as a bank holding company since its formation. Premier's principal executive offices are located at 115 N. Hamilton Street, Georgetown, Kentucky 40324, and its telephone number is (502) 863-1955.

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

        When appropriate and economically advantageous, the Company centralizes certain of the Banks' back office, support and investment functions in order to achieve consistency and cost efficiency in the delivery of products and services. The Company centrally provides services such as data processing, operations support, accounting, loan review and compliance and internal auditing to the Banks to enhance their ability to compete effectively. The Company also provides overall direction in the areas of credit policy and administration, strategic planning, marketing, investment portfolio management and other financial and administrative services. Each Bank participates in product development by advising management of new products and services needed by their customers and desirable changes to existing products and services.

        Each of the Banks provides a wide range of retail and commercial banking services, including commercial, real estate, agricultural and consumer lending; depository and funds transfer services; collections; safe deposit boxes; cash management services; and other services tailored for both individuals and businesses. Farmers Deposit Bank and Citizens Deposit Bank & Trust in Eminence and Vanceburg, Kentucky, also offer limited trust services and act as executor, administrator, trustee and in various other fiduciary capacities. Through Premier Data Services, Inc., the Company's data processing subsidiary, the Company currently provides centralized data processing services to eight of the Banks as well as one non-affiliated bank.

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

        County Finance, Inc., a subsidiary of Citizens Deposit Bank & Trust in Vanceburg, Kentucky, is a consumer loan company that provides secured and unsecured loans to customers who would generally not qualify, due to credit experience or other factors, for loans at that Bank.

COMPETITION

        The Banks encounter strong competition both in making loans and attracting deposits. The deregulation of the banking industry and the widespread enactment of state laws that permit multi-bank holding companies as well as the availability of nationwide interstate banking has created a highly competitive environment for financial services providers. In one or more aspects of its business, each Bank competes with other commercial banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking companies and other financial intermediaries operating in its market and elsewhere, many of whom has substantially greater financial and managerial resources. Being smaller financial institutions, each of the Banks' competitors include large bank holding companies having substantially greater resources and offer certain services that Premier Banks may not currently provide. Each Bank seeks to minimize the competitive effect of larger financial institutions through a community banking approach that emphasizes direct customer access to the Bank's president and other officers in an environment conducive to friendly, informed and courteous service.

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

        The six Affiliate Banks chartered in Kentucky are supervised, regulated and examined by the Kentucky Department of Financial Institutions, the two Affiliate Banks chartered in Ohio are supervised, regulated and examined by the Ohio Division of Financial Institutions, and the two Affiliate Banks chartered in West Virginia are supervised, regulated and examined by the West Virginia Division of Banking. In addition, those Affiliate Banks that are state banks and members of the Federal Reserve System are supervised and regulated by the Federal Reserve, and those state banks that are not members of the Federal Reserve System are supervised and regulated by the Federal Deposit Insurance Corporation ("FDIC"). Each banking regulator has the authority to issue cease-and-desist orders if it determines that the activities of a bank regularly represent an unsafe and unsound banking practice or a violation of law.

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

        Bank holding companies currently are required to maintain Tier I and total capital (the sum of Tier 1 and Tier 2 capital) equal to at least 4% and 8% of total risk-weighted assets, respectively. At December 31, 1998, Premier met both requirements, with Tier I and total capital equal to 12.6% and 16.2% of its total risk-weighted assets, respectively.

        In addition to the risk-based capital guidelines, the Federal Reserve requires bank holding companies to maintain a minimum "leverage ratio" (Tier I capital to adjusted total assets) of 3%, if the holding company has the highest regulatory ratings for risk-based capital purposes and, accordingly, is required to maintain a minimum "leverage ratio" of 3%. All other bank holding companies are required to maintain a leverage ratio of 3% plus at least 100 to 200 basis points. At December 31, 1998, Premier's leverage ratio was 8.1%.

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

DIVIDEND RESTRICTIONS - Premier is dependent to a large extent on dividends from its Affiliate Banks for its revenues. Various federal and state regulatory provisions limit the amount of dividends the Affiliate Bank can pay to Premier without regulatory approval. At December 31, 1998, $11.0 million of the total shareholders' equity of the Affiliate Banks was available for payment of dividends to Premier without approval by the applicable regulatory authority.

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

NUMBER OF EMPLOYEES

        The Company and its subsidiaries collectively had approximately 325 full-time equivalent employees as of March 26, 1999. Its executive offices are located at 115 N. Hamilton Street, Georgetown, Kentucky, telephone number (502) 863-1955 (facsimile number (502) 863-5604).

ITEM 2.  PROPERTIES

        The Company owns 115 North Hamilton Street in Georgetown, Kentucky, at which the Company's executive offices are located. Additionally in Georgetown, the Company owns 120 North Hamilton Street, 103 Finley Drive, and 812 South Broadway which serves as the main office and branch locations of Georgetown Bank & Trust Co. In Sharpsburg, Kentucky, the Company owns the main banking office of Citizens Bank at 648 Main Street and a building at 652 Main Street which is being used for the Bank's operations. The Company also owns property located at 237 Frankfort Street, Brooksville, Kentucky, which was purchased as a possible future branch site for the Bank of Germantown. In South Webster, Ohio, Premier owns 110 North Jackson Street, which is the site occupied by a branch of Ohio River Bank. Except as noted, each of the Banks owns the real property and improvements on where their banking activities are conducted.

        Citizens Deposit Bank & Trust, in addition to its main office at 400 Second Street, Vanceburg, Kentucky has five branch offices in Lewis County, Kentucky, including one leased facility. The Bank of Germantown, with its main office on Highway 10, Germantown, Kentucky, has no other offices in Bracken County, Kentucky. Georgetown Bank & Trust Co., in addition to its main office has two branches in Scott County, Kentucky. Citizens Bank of Sharpsburg has, in addition to its main office, one branch located in Bath County, Kentucky. Farmers Deposit Bank has its main office on Main Street, Eminence, Kentucky, and two branches in Henry County, Kentucky. The Sabina Bank has its main office at 135 North Howard Street, Sabina, Ohio, and two branches, one each located in Hardin and Auglaize Counties, Ohio. Ohio River Bank in addition to its main office at 221 Railroad Street, Ironton, Ohio has one branch in Sciota County, Ohio. The Bank of Philippi's main office is located at 2 South Main Street in Philippi, West Virginia. Boone County Bank, in addition to its main office at 300 State Street, Madison, West Virginia, has a branch located in Van, West Virginia.

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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's common stock is listed on the NASDAQ under the symbol PFBI. At March 26, 1999, the Company had approximately 818 record holders of its common shares.

        The following table sets forth on a quarterly basis cash dividends paid and the range of high and low sales prices on a per share basis during the quarters indicated. Cash dividends paid per share shown below have been adjusted retroactively to reflect prior stock splits effected in the form of share dividends.

                            CASH               SALES PRICE
                        DIVIDENDS PAID      HIGH            LOW
                        --------------      ----            ---
1997:
  First Quarter           $    0.125     $   15.62      $   13.50
  Second Quarter               0.125         18.75          14.25
  Third Quarter                0.15          21.25          17.00
  Fourth Quarter               0.15          27.50          20.12
                          ----------
                          $    0.55
                          ==========

                            CASH               SALES PRICE
                        DIVIDENDS PAID      HIGH            LOW
                        --------------      ----            ---

1998:
  First Quarter           $  0.15          $25.75         $21.56
  Second Quarter             0.15           23.50          20.00
  Third Quarter              0.15           22.50          18.81
  Fourth Quarter             0.15           19.75          16.50
                          -------
                          $  0.60

1999:
  First Quarter          *$  0.15          $17.50         $14.00


       * Dividend declared March 10, 1999 to shareholders of record as of March 22, 1999, payable March 31, 1999.

       The Company has paid consecutive quarterly cash dividends since its organization. The Company's annual cash dividend has increased 7 consecutive years, from $0.12 per share in 1991 to $0.60 per share in 1998. While the Company currently expects to declare comparable cash dividends in the future, there can be no assurance that it will do so. The determination whether to pay cash dividends and the amount of such dividends is at the discretion of the Company's Board of Directors.

       The payment of dividends by the Company depends largely upon the ability of the Banks to declare and pay dividends to the Company because the principal source of the Company's revenue will be dividends paid by the Banks. At December 31, 1998, approximately $11.0 million was available for payment as dividends from the Banks to the Company without the need for approval from the FDIC or the state banking regulators. In considering the payment of dividends, the Board of Directors will take into account the Company's financial condition, results of operations, tax considerations, costs of expansion, industry standards, economic conditions and need for funds, as well as governmental policies and regulations applicable to the Company and the Banks.

ITEM 6.  SELECTED FINANCIAL DATA

The following table presents consolidated selected financial data for the Company, it does not purport to be complete and is qualified in its entirety by more detailed financial information and the audited consolidated financial statements contained elsewhere in this annual report. The consolidated selected financial data presented below has been retroactively adjusted to reflect all prior stock dividends and splits effected in the form of share dividends and has been restated to give the effect of acquisitions accounted for as a pooling of interests.


                                               AT OR FOR THE YEAR ENDED DECEMBER 31,
                                      1998         1997         1996         1995        1994
EARNINGS
  Net interest income             $    20,108  $    17,458  $    13,454  $    8,021  $     7,319
  Provision for loan losses             1,742        1,399          953         314          335
  Non-interest income                   4,673        4,562        1,835       1,042          870
  Non-interest expense                 15,338       12,232        9,230       6,865        5,464
  Income taxes                          1,997        2,605        1,588         146          567
    Net income                    $     5,704  $     5,784  $     3,518  $    1,737  $     1,823

FINANCIAL POSITION
  Total assets                    $   657,744  $   464,890  $   363,739  $  208,502  $   154,653
  Loans, net of unearned
    income                            395,620      312,102      265,453     147,321      106,431
  Allowance for loan losses             4,363        3,479        3,127       2,114        1,172
  Goodwill and other intangibles       21,555        7,262        5,565         345            8
  Securities                          177,192       73,409       58,253      34,924       30,619
  Deposits                            523,193      358,605      297,116     179,792      136,613
  Other borrowings                     47,671       21,842       15,392       1,502            0
  Debt                                 28,750       28,750            0       5,000        1,500
  Stockholders' equity                 54,399       52,007       48,694      19,883       13,617

SHARE DATA
  Net income - basic              $      1.09  $      1.11  $       .82  $     0.59  $      0.77
  Net income - diluted                   1.09         1.10          .82        0.59         0.77
  Book value                            10.40         9.94         9.30        6.78         5.77
  Cash dividend                          0.60         0.55         0.50        0.45         0.36

RATIOS
  Return on average assets                .97%        1.29%        1.22%       1.27%        1.19%
  Return on average equity              10.80%       11.51%        9.54%      11.47%       13.70%
  Dividend payout                       53.80%       41.61%       51.66%      49.45%       33.60%
  Stockholders' equity to total
    assets at period-end                 8.27%       11.19%       13.39%       9.54%        8.80%
  Average stockholders' equity
    to average total assets              9.02%       11.21%       12.79%      11.05%        8.69%

CAPITAL RATIOS
  Equity to assets                        8.3%        11.2%        13.4%        9.5%         8.8%
  Leverage ratio                          8.1%        13.6%        12.2%       10.0%         8.8%


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion presents Management's analysis of the primary factors affecting Premier Financial Bancorp, Inc.'s (the "Company" or "Premier") performance and financial condition. It should be read in conjunction with the accompanying audited consolidated financial statements included in this report. Unless otherwise noted, all amounts and per share data have been restated to give the effect of acquisitions accounted for as a pooling of interests. All dollar amounts (except per share data) are presented in thousands unless otherwise noted.

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

OVERVIEW

In 1998, Premier continued to pursue its strategic plan to build a network of independently managed community banks into a well capitalized, risk controlled bank holding company with quality earnings and shareholder liquidity. Premier continued to post strong results in three key financial areas: earnings, total assets and shareholders' equity. For 1998, net income was $5,704 compared to $5,784 as restated for 1997; total assets increased to $657,744 from the $464,890 restated for 1997, and shareholders' equity increased to $54,399 from $52,007 in 1997.

Quarterly unaudited financial information for the Company for the years ended December 31, 1998 and 1997, is summarized as follows:

                                 QUARTERLY FINANCIAL INFORMATION
                         (Dollars in thousands except per share amounts)

                                                                                        FULL
                                               FIRST     SECOND    THIRD     FOURTH     YEAR
  1998
           Interest Income                      $9,835   $10,605   $12,456   $12,454   $45,350
           Interest Expense                      5,279     5,887     7,183     6,894    25,243
           Net Interest Income                   4,556     4,718     5,273     5,560    20,107
           Provision for Loan Losses               276       720       299       447     1,742
           Securities Gains                          2       141         8        74       225
           Net Overhead                          2,676     1,702     3,186     3,325    10,889
           Income before Income Taxes            1,606     2,437     1,796     1,862     7,701
           Net Income                            1,381     1,642     1,291     1,390     5,704
           Basic Net Income per share             0.28      0.33      0.25      0.23      1.09
           Diluted Net Income per share           0.28      0.33      0.25      0.23      1.09
           Dividends Paid per share               0.15      0.15      0.15      0.15      0.60
  1997
           Interest Income                      $7,696    $8,678   $10,530    $9,947   $36,851
           Interest Expense                      3,504     4,273     6,210     5,406    19,393
           Net Interest Income                   4,192     4,405     4,320     4,541    17,458
           Provision for Loan Losses               236       328       554       281     1,399
           Securities Gains                          0         8     1,164     1,032     2,204
           Net Overhead                          2,177     2,193     2,967     2,537     9,874
           Income before Income Taxes            1,779     1,892     1,963     2,755     8,389
           Net Income                            1,274     1,347     1,367     1,796     5,784
           Basic Net Income per share             0.25      0.26      0.26      0.34      1.11
           Diluted Net Income per share           0.25      0.26      0.26      0.33      1.10
           Dividends Paid per share              0.125     0.125      0.15      0.15      0.55

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

In 1998, Premier completed acquisitions of three banks. On March 20, 1998, Premier acquired Ohio River Bank, located in Ironton, Ohio, in a share exchange accounted for as a pooling of interests. On June 26, 1998, the Company chartered Boone County Bank, Inc. in Madison, West Virginia, and The Bank of Philippi, Inc. in Philippi, West Virginia, for the purpose of acquiring three branch offices of Banc One Corporation located in Madison, Van and Philippi, West Virginia.

Also in 1998, the Company signed a definitive agreement to acquire Mount Vernon Bancshares and its wholly owned subsidiary, Bank of Mount Vernon, with offices in Somerset, Mount Vernon, Berea and Richmond, Kentucky. The cash purchase of Mount Vernon Bancshares was completed January 20, 1999.

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

RESULTS OF OPERATIONS

Earnings Summary

Premier recorded net income for 1998 of $5,704, versus $5,784 and $3,518 restated for 1997 and 1996. Basic earnings per common share were $1.09 in 1998 compared to $1.11 in 1997 and $.82 in 1996. Primary increases can be attributed to an increase in net interest income from 17,458 in 1997 to $20,108 in 1998, an increase of $2,650 or 15.2%, and a decrease in provision for income taxes from $2,605 in 1997 to $1,997 in 1998, a difference of $608 or 23.3%. Offsetting these increases was an increase in the provision for loan losses from $1,399 in 1997 to $1,742 in 1998 and an increase in noninterest expense of $3,106 from $12,232 in 1997 to $15,338 in 1998.

Net income of $5,784 in 1997 represented a 64.4% increase over the 1996 amount of $3,518. Net interest income increased 29.8% to $17,458 in 1997 versus $13,454 in 1996. Offsetting this increase was a $446 increase in the provision for loan losses and a $1,016 increase in income taxes from $1,589 in 1996 to $2,605 in 1997. Fully diluted earnings per share increased 34.1% in 1997 compared to 1996 despite the increase in the weighted average number of shares from 4.3 million in 1996 to 5.2 million in 1997.

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

The level of net interest income is affected by both the balances and mix of interest earning assets and interest bearing liabilities, the changes in their corresponding yields and costs, by the volume of interest earning assets funded by non interest bearing deposits, and the level of capital. Premier's long term objective is to manage this income to provide the largest possible amount of income while balancing interest rate, credit and liquidity risks.

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

                                  SUMMARY OF NET INTEREST INCOME
                       (Dollars in thousands on a taxable equivalent basis)

                                                            1998          1997             1996
Interest income................................         $    45,350   $    36,851   $    24,393
Tax equivalent adjustment......................                 607           516           421
                                                        -----------   -----------   -----------
    Interest income............................              45,957        37,367        24,814
Interest expense...............................              25,242        19,393        10,939
                                                        -----------   -----------   -----------
    Net interest income........................         $    20,715   $    17,974   $    13,875
                                                        ===========   ===========   ===========

The following table shows, for the three year period ended December 31, 1998,the average distribution of assets, liabilities and the interest earned or paid on those items together with the level of shareholders' equity as well as Premier's net interest spread and net interest margin on interest earning assets (net interest income divided by average earning assets). In 1998, tax equivalent net interest income increased to $20,715 from $17,974 in 1997, an increase of $2,741 or 15.2%. This increase was due to an increase of $119,241 or 28.4% in average earning assets and an increase of $114,899 or 31.9% in average interest bearing liabilities. The yield on earning assets in 1998 of 8.53% was 38 basis points lower than the 8.91% earned in 1997, and the cost of interest bearing liabilities decreased 7 basis points to 5.32% in 1998 from 5.39% in 1997. Consequently, Premier's net interest spread decreased from 3.52% in 1997 to 3.21% in 1998 and the net interest margin decreased from 4.28% in 1997 to 3.85% in 1998. The decrease in net interest spread and net interest margin is primarily attributable to the acquisition of the deposit liabilities of the three West Virginia branches. Proceeds from these branches were placed in lower yielding assets until higher yielding assets could be generated. The Company also experienced the first full year effect of the issuance in the second quarter of 1997 of the Company's 28.75 million in mandatorily redeemable capital securities, the proceeds of which were primarily used to fund the West Virginia acquisition.

In an effort to minimize the adverse impact on net income until a permanent investment could be made of the funds from the issuance of the capital securities, the Company initiated an investment strategy during the second quarter of 1998 of selling approximately $75 million of short-term (60 days) repurchase agreements and investing the proceeds in 2 to 5 year U. S. Treasury and agency securities with a weighted average interest rate of approximately 1% higher than the weighted average rate paid on the repurchase agreements.

The Company's policy is to unwind its position whenever the spread between the weighted average interest rate of the repurchase agreements and the weighted average rate on the underlying securities falls below 50 basis points. During the second quarter of 1998, the spread fell below 50 basis points and the Company unwound its positions and recognized net gains of $135,000 on the sale of the underlying securities in the arbitrage portfolio. Although the Company's investment strategy to minimize the adverse impact on net income has been successful, the Company's net interest spread and net interest margin have been significantly reduced by its implementation. Excluding the effects of the capital securities and the Company's investment strategy, net interest spread would have been 3.67% in 1998 compared to 4.26% in 1997 and net interest margin would have been 4.48% in 1998 versus the 5.16% achieved in 1997.

The net interest spread declined 75 basis points from 4.27% in 1996 to 3.52% in 1997, while the net interest margin, which measures net interest income as a percent of average earning assets, decreased from 5.18% in 1996 to 4.28% in 1997. The decrease in net interest margin is attributable to the issuance of the capital securities in the second quarter of 1997 and the utilization of a similar investment strategy as used in 1998 to minimize the adverse impact on earnings caused by the temporary placement of the securities proceeds.

The following table presents average balances and interest rates for the three-year period ended December 31, 1998.

                       AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST
                                             ANALYSIS
                                      (Dollars in thousands)


                                                       1998                          1997                             1996
                                         Average              Average  Average                Average  Average              Average
                                         Balance   Interest     Rate   Balance    Interest     Rate    Balance    Interest   Rate
                                        --------   --------     ----   --------   --------     -----   --------   --------   -----
Assets:
 Interest earning assets
 U.S. Treasury and federal agency
   Securities                           $139,655   $  8,249     5.91%  $ 92,530   $  5,679      6.14%  $ 34,039   $  1,971    5.76%
 States and municipal obligations(1)      20,623      1,555     8.09     18,027      1,455      8.07     12,783      1,017    7.96
 Other securities (1)                      4,553        565     9.49      5,155        507      9.84      3,716        395   10.63
                                        --------   --------     ----   --------   --------     -----   --------   --------   -----
   Total investment securities          $164,831   $ 10,369     6.29   $115,712   $  7,641      6.60   $ 50,538   $  3,383    6.67
 Federal funds sold                       31,667      1,686     5.32     18,572      1,037      5.58      9,945        534    5.37
 Interest-bearing deposits with Banks      2,146        115     5.36          0          0      0           376         19    5.05

 Loans, net of unearned income(3) (4)
   Commercial                            144,557     14,284     9.88    118,530     11,944     10.08     92,435      9,333   10.10
   Real estate mortgage                  145,004     14,208     9.80    120,863     11,640      9.63     78,194      7,654    9.79
   Installment                            50,528      5,295    10.48     45,815      5,105     11.14     36,377      3,891   10.70
                                        --------   --------     ----   --------   --------     -----   --------   --------   -----
     Total loans                        $340,089   $ 33,787     9.93   $285,208   $ 28,689     10.06   $207,006   $ 20,878   10.09

Total interest-earning assets           $538,733   $ 45,957     8.53%  $419,492   $ 37,367      8.91%  $267,865   $ 24,814    9.26%
Allowance for loan losses                 (3,936)                        (3,256)                         (2,618)
Cash and due from banks                   17,657                         10,083                           8,482
Premises and equipment                     9,850                          7,034                           5,273
Other assets                              23,280                         14,734                           9,250
                                        --------                       --------                        --------
   Total assets                         $585,584                       $448,087                        $288,252

Liabilities:
 Interest bearing deposits:
  NOW and money market                  $ 93,741   $ 3,268      3.49%  $ 51,268   $ 1,733       3.38%  $ 38,085   $  1,267    3.33%
  Savings                                 51,818     1,525      2.94     32,671       968       2.96     25,904        754    2.91
  Certificates of deposit and other
   time deposits                         251,047    14,666      5.84    195,177    11,495       5.89    144,581      8,293    5.74
                                        --------   --------     ----   --------   --------     -----   --------   --------   -----
    Total interest-bearing deposits     $396,606   $19,459      4.91   $279,116   $14,196       5.09   $208,570   $ 10,314    4.95
  Other borrowings                        18,271     1,194      6.53     49,993     2,755       5.50      4,585        249    5.43
  FHLB advances                           31,141     1,737      5.58     14,301       810       5.66      3,660        208    5.68
  Debt                                    28,750     2,852      9.91     16,460     1,632       9.91      2,029        168    8.28
                                        --------   --------     ----   --------   --------     -----   --------   --------   -----

   Total interest-bearing liabilities   $474,768   $25,242      5.32%  $359,870   $19,393      5.39%   $218,844   $ 10,939    5.00%


 Non-interest bearing demand deposits     54,043                         34,462                          30,004
 Other liabilities                         3,949                          3,514                           2,538
                                        --------                       --------                        --------
   Total liabilities                    $532,760                       $397,846                        $251,386

Shareholders' Equity:                     52,824                         50,241                          36,866

Total liabilities and shareholders'     --------                       --------                        --------
  equity                                $585,584                       $448,087                        $288,252

Net interest income (1)                             20,715                         17,974                           13,875

Net interest spread (1)                                         3.21%                          3.52%                          4.26%
Net interest margin (1)                                         3.85%                          4.28%                          5.18%


(1) Taxable - equivalent yields are calculated assuming a 34% federal income tax rate.
(2) Yields are calculated on historical cost except for yields on marketable equity securities that are calculated using fair value.
(3) Includes loan fees, immaterial in amount, in both interest income and the calculation of yield on loans.
(4)    Includes loans on nonaccrual status.

The accompanying analysis of changes in net interest income in the following table shows the relationship of the volume and rate portions of these changes in 1998 and 1997.

                           ANALYSIS OF CHANGES IN NET
                                 INTEREST INCOME
              (Dollars in thousands on a taxable equivalent basis)

                                           1998 VS. 1997                      1997 VS. 1996
                                    INCREASE (DECREASE) DUE TO         INCREASE (DECREASE) DUE TO
                                             CHANGE IN                          CHANGE IN
                                                           NET                                NET
                                   VOLUME       RATE      CHANGE      VOLUME       RATE      CHANGE
Interest Income:
Loans                            $   5,456   $    (358)  $   5,098  $   7,867   $     (56)  $   7,811
Investment securities                3,105        (377)      2,728      4,304         (46)      4,258
Federal funds sold                     699         (50)        649        481          22         503
Deposits with banks                    115                     115        (19)                    (19)
                                 ---------   ---------   ---------  ---------   ---------   ---------
    Total interest income        $   9,375   $    (785)  $   8,590  $  12,633   $     (80)  $  12,553

Interest Expense:
Deposits -
  NOW and money market           $   1,479   $      56   $   1,535  $     445   $      21   $     466
  Savings                              564          (7)        557        200          14         214
  Certificates of deposit            3,265         (94)      3,171      2,969         233       3,202
  Other borrowings                  (1,999)        438      (1,561)     2,503           3       2,506
  FHLB borrowings                      940         (13)        927        603          (1)        602
  Debt                               1,219           1       1,220      1,424          40       1,464
                                 ---------   ---------   ---------  ---------   ---------   ---------
    Total interest expense       $   5,468   $     381   $   5,849  $   8,144   $     310   $   8,454

       Net interest income       $   3,907   $  (1,166)  $   2,741  $   4,489   $    (390)  $   4,099

PROVISION AND ALLOWANCE FOR POSSIBLE LOAN LOSSES

The company maintains its allowance for possible loan losses (allowance) at a level that is considered sufficient to absorb potential losses in the loan portfolio. The allowance is increased by the provision for possible loan losses as well as recoveries of previously charged-off loans, and is decreased by loan charge-offs. The provision is the necessary charge to expense to provide for current loan losses and to maintain the allowance at an adequate level commensurate with management's evaluation of the risks inherent in the loan portfolio. Various factors are taken into consideration when the Company determines the amount of the provision and the adequacy of the allowance. Some of the factors include:

o      Past due and nonperforming assets;

o      Specific internal analyses of loans requiring special attention;

o The current level of regulatory classified and criticized assets and the associated risk factors with each;

o Examinations and reviews by the Company's independent accountants and internal loan review personnel; and

o Examinations of the loan portfolio by federal and state regulatory agencies.

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

                         SUMMARY OF LOAN LOSS EXPERIENCE
                             (Dollars in Thousands)

                                                              YEARS ENDED DECEMBER 31,
                                              ----------------------------------------------------------
                                                 1998       1997        1996        1995        1994
Balance at beginning of year                  $   3,479   $  3,127   $   2,114   $    1,172   $    1,192
Balance of allowance for loan losses of
  Acquired subsidiaries at acquisition date         115          0         812          803            0
Amounts charged off:
  Commercial                                        502        532         252           74          312
  Real estate mortgage                               60        139          68           19            5
  Consumer                                          630        634         657          181          200
                                              ---------   --------   ---------   ----------   ----------
    Total loans charged off                   $   1,190   $  1,305   $     977   $      274   $      517

Recoveries on amounts previously charged off:

  Commercial                                         45         48          91           32           94
  Real estate mortgage                                1          0           4            2            5
  Consumer                                          170        210         130           64           63
                                              ---------   --------   ---------   ----------   ----------
    Total recoveries                                216        258         225           98   $      162

Net charge-offs                                     974      1,047         752          176          355
Provision for loan losses                         1,742      1,399         953          315          335
                                              ---------   --------   ---------   ----------   ----------
Balance at end of year                        $   4,362   $  3,479   $   3,127   $    2,114   $    1,172

Total loans, net of unearned income:
  Average                                       340,089    285,208     207,006      117,947      102,515
  At December 31                                395,620    312,102     265,453      147,321      106,431

As a percentage of average loans:
  Net charge-offs                                   .29%       .37%        .36%         .15%         .35%
  Provision for possible loan losses                .51%       .49%        .46%         .27%         .33%
Allowance  as a  percentage  of year-end net       1.10%      1.11%       1.18%        1.43%        1.10%
loans
Allowance as a multiple of net charge-offs            4          3           4           12            3



The provision for possible loan losses for 1998 was $1,742 compared to $1,399 in 1997, an increase of $343. This increase can be mainly attributed to loan growth and the provisions necessary to maintain an adequate reserve. In 1998, net charge-offs were $974 compared to $1,047 in 1997, a decrease of $73. At December 31, 1998, Premier's allowance for possible loan losses was 1.10% of period-end loans compared to 1.11% at December 31, 1997. This allowance is consistent with the historical net charge-off experience.

Net charge-offs to average loans were .29% for the year 1998 compared to .37% for the year 1997. At December 31, 1998, Premier's allowance for possible loan losses totaled $4,362, representing an increase of $883 over the amount restated for December 31, 1997. The allowance for possible loan losses was 89% of nonperforming loans on December 31, 1998, compared to 242% at December 31, 1997. At year end 1997, nonperforming loans represented 1.25% of total outstanding loans, up from .46% on December 31, 1997.

The provision for possible loan losses for 1998 was $1,742, an increase of $343 over the $1,399 in 1997. Net charge-offs in 1998 were $974, down $73 or 7.0% from the $1,047 charged off in 1997.

The following table sets forth an allocation for the allowance for possible loan losses by category of loan and a percentage of loans in that category. In making the allocation, consideration was given to such factors as management's evaluation of risk in each category, current economic conditions and charge-off experience. An allocation for the allowance for possible loan losses is an estimate of the portion of the allowance that will be used to cover future charge-offs in each major loan category, but it does not preclude any portion of the allowance allocated to one type of loan being used to absorb losses of another loan type.

                 ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES AND
                         PERCENT OF LOANS TO TOTAL LOANS
                             (Dollars in thousands)

                                                        At December 31,
                       ---------------------------------------------------------------------------------------
                            1998              1997             1996              1995             1994
                       Amount     %      Amount     %     Amount      %      Amount    %      Amount      %
Commercial             $1,695    22.5%   $1,226    27.0%  $1,066     18.5%  $   704   19.6%  $   560     20.7%
Real estate mortgage    1,728    57.8       732    51.1    1,229     60.7       616   58.3       175     58.1
Consumer                  738    19.7       965    21.9      739     20.8       620   22.1       292     21.2
Unallocated               202      --       556      --       93       --       174     --       145       --
                       ------    ----    ------    ----   ------     ----   -------   ----   -------     ----
  Total                $4,363   100.0%   $3,479   100.0%  $3,127    100.0%  $ 2,114  100.0%  $ 1,172    100.0%


There were no material changes in estimation methods or assumptions affecting allowance allocation. Any reallocation to the allowance is primarily indicative of changes in loan portfolio mix, not changes in loan concentrations or terms. The Company does consider quality in regards to specific loans when determining an adequate allowance allocation. The level of increase in nonperforming loans, which is more specifically addressed in the nonperforming loan section, is believed to be temporary and should not materially affect the allowance.

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

Total fees and other income increased $758 or 32.1% in 1998 to $3,117 from $2,359 in 1997. Service charges on deposit accounts increased 25.7% and all other income increased 73.0%.

Total fees and other income in 1997 increased $525 or 28.6% over 1996. In 1997, service charges on deposit accounts increased 17.7%, insurance commissions increased 40.4% and other income increased 46.8% over the amounts recorded in 1996.

Investment securities gains in 1998 were $225 versus $2,204 in 1997 and $1 in 1996. The significant increase in 1997 was due to the unwinding of an arbitrage investment portfolio established to maximize the utilization of the proceeds received from the issuance of capital securities.

Premier recognized a $1.3 million finder's fee during the second quarter of 1998. Received in cash and without recourse, the fee is the Company's portion of an agreement to assist another financial institution in connection with the acquisition and subsequent resale of several branches of Banc One Corporation located in West Virginia.

Noninterest expenses increased $3,105 or 25.4% in 1998, from $12,232 in 1997 to $15,337 in 1998, and increased $3,002 or 32.5% in 1997 from $9,230 in 1996.

Salaries and employee benefits, the largest component of noninterest expense, increased 23.4% in 1998 and 25.4% in 1997. The increases include salary increases and reflect increases in the number of full time equivalent employees from 146 at December 31, 1996 to 177 at December 31, 1997 and 273 at December 31, 1998, due to acquisitions and expansion of the Company's business activity.

Occupancy and equipment expense for 1998 of $2,181 was $547 or 33.5% higher than the $1,634 for 1997. The increase in 1997 was $226 or 16.1% from $1,408 in 1996.
The increase in 1997 and 1998 are primarily attributable to the expansion in the number of banking locations from 14 at December 31, 1996 up to 23 at December 31, 1998.

Other noninterest expense, which is the second largest category, increased $801 or 30.9% in 1998 and $544 or 26.5% in 1997. This increase includes the addition of the purchased West Virginia branches and their respective operating expenses as full service banks.

The Company incurred expenses relating to the acquisitions of Ohio River Bank and the West Virginia branches of $132 in 1998. Acquisition expenses of $482 were incurred in 1997 and no acquisition expenses were incurred in 1996. Expenses related to acquisitions are charged to expense for acquisitions accounted for as pooling of interests while certain expenses related to acquisitions accounted for as purchases are capitalized as a component of the purchase price and ultimately increase the amount of goodwill included with the purchase.

Goodwill amortization increased in 1998 primarily due to the intangible cost regarding branch acquisitions.

The Company continually seeks to develop fees and other income for services provided while holding operating expenses to the minimum amount required to provide quality service. In 1998, total net noninterest expenses (excluding investment securities gains, finders fee and acquisition expenses) as a percent of average total assets were reduced to 2.06% from 2.10% in 1997 and 2.57% in 1996.

The following table is a summary of non-interest income and expense for the three year period indicated.

                                NON-INTEREST INCOME AND EXPENSE
                                    (Dollars in thousands)

                                                               INCREASE                           INCREASE
                                                               (DECREASE)                         (DECREASE)
                                                               1998 VS.                           1997 VS.
                                           1998       1997       1997          1997      1996       1996
                                         --------   --------   ---------     --------  --------   ---------
Non-Interest Income:
  Service charges on deposit accounts    $  1,585   $  1,261   $     324     $  1,261  $  1,071   $     190
  Insurance income                            468        483         (15)         483       344         139
  Other                                     1,064        615         449          615       419         196
                                         --------   --------   ---------     --------  --------   ---------
     Total fees and other income         $  3,117   $  2,359   $     758     $  2,359  $  1,834   $     525
  Investment securities gains                 225      2,204      (1,979)       2,204         1       2,203
  Finders Fee                               1,331          0       1,331            0         0           0
                                         --------   --------   ---------     --------  --------   ---------
        Total non-interest income        $  4,673   $  4,563   $     110     $  4,563  $  1,835   $   2,728

Non-Interest Expense:
  Salaries and employee benefits            7,633      6,185       1,448        6,185     4,931       1,254
  Occupancy and equipment expense           2,181      1,634         547        1,634     1,408         226
  Professional fees                           452        504         (52)         504       289         215
  Taxes, other than payroll, property
      and income                              559        445         114          445       353          92
   Acquisition related expenses               132        482        (350)         482         0         482
  Amortization of intangibles                 983        386         597          386       197         189
  Other expenses                            3,397      2,596         801        2,596     2,052         544
                                         --------   --------   ---------     --------  --------   ---------
     Total non-interest expenses         $ 15,337   $ 12,232   $   3,105     $ 12,232  $  9,230   $   3,002

Net non-interest expenses as a percent
  of average assets                          1.82%      1.71%                    1.71%     2.57%
Net non-interest expenses as a percent
  of average assets (excluding
  investment securities gains, finders
  fee, and acquisition related expenses)     2.06%      2.10%                    2.10%     2.57%


INCOME TAXES

Premier's provision for income taxes was $1,997 in 1998, which represented 25.9% of pre-tax income versus $2,605 or 31.1% of pre-tax income in 1997. The decrease is primarily due to the higher percentage of tax-exempt income in relation to total pre-tax income and the elimination of the valuation allowance of $235 for deferred tax assets at Ohio River Bank. Income tax expense for 1996 was $1,589 or 31.1% of pre-tax income.

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

Total loans, net of unearned income, averaged $340,089 in 1998 compared with $285,208 in 1997. At year end 1998, loans net of unearned income totaled $395,620 compared to $312,102 at December 31, 1997, an increase of $83,518 or 26.8%.

The following table presents a summary of the Company's loan portfolio by category for each of the last five years. Other than the categories noted, there is no concentration of loans in any industry greater than 5% in the portfolio. The Company has no foreign loans or highly leveraged transactions in its loan portfolio.

                                    LOAN PORTFOLIO COMPOSITION

                                        LOANS OUTSTANDING
                                      (Dollars in thousands)


                                                                    DECEMBER 31
                          1998        %          1997        %          1996       %          1995       %          1994      %
Commercial, secured by
real estate             $ 86,010     21.57%    $ 71,818     22.83%    $ 63,179    23.61%    $ 39,724    26.79%    $ 30,643   28.55%
Commercial, other         73,982     18.56       48,309     15.36       37,609    14.06       22,115    14.92       18,850   17.56
Real estate               13,374      3.35        8,352      2.66        4,523     1.69        2,495     1.68        1,822    1.70
construction
Real estate mortgage     131,212     32.91      103,664     32.96       94,844    35.45       44,215    29.82       30,067   28.01
Agricultural              15,433      3.87       13,232      4.21       11,751     4.39        6,924     4.67        3,271    3.05
Consumer                  74,215     18.61       68,461     21.77       54,160    20.24       32,362    21.83       22,397   20.87
Other                      4,502      1.13          674       .21        1,493      .56          435     0.29          279    0.26
  Total loans           $398,728    100.00%    $314,510    100.00%    $267,559   100.00%    $148,270   100.00%    $107,329  100.00%
                        --------    ------     --------    ------     --------   ------     --------   ------     --------  ------

  Less unearned income    (3,108)                (2,408)                (2,106)                 (949)                 (898)
                        --------               --------               --------              --------              --------
    Total loans net of
      unearned income   $395,620               $312,102               $265,453              $147,321              $106,431

Commercial loans generally are made to small-to-medium size businesses located within a Bank's defined market area and typically are secured by business assets and guarantees of the principal owners. Collateral for real estate mortgage loans include residential properties and the loans generally do not exceed 80% of the value of the real property securing the loan based on recent independent appraisals. The Company's real estate mortgage loan portfolio primarily consists of adjustable rate residential mortgage loans. The origination of these mortgage loans can be more difficult in a low interest rate environment where there is a significant demand for fixed rate mortgages. A number of the banks do participate in the origination of loans into the secondary market and recognize the referral fees into other income. Consumer loans generally are made to individuals living in a Bank's defined market area who are known to the Bank's staff. Consumer loans are made for terms of up to seven years on a secured or unsecured basis. While consumer loans generally provide the Company with increased interest income, consumer loans may involve a greater risk of default. Loss experience in all categories has been at an acceptable level over the past five years, with net charge-offs being .29% of loans in 1998 and .37% in 1997. With respect to consumer loans in particular, net charge-offs for the year ended December 31, 1998 were $460, or .62% of total consumer loans outstanding at December 31, 1998, and $424 in 1997, or .62% of total consumer loans outstanding at December 31, 1997.

The following table sets forth the maturity distribution and interest sensitivity of selected loan categories at December 31, 1998. Maturities are based upon contractual terms. The Company's policy is to specifically review and approve any loan renewed; no loans are automatically rolled over.

                    LOAN MATURITIES AND INTEREST SENSITIVITY
                                DECEMBER 31, 1998
                             (Dollars in thousands)


                                             One Year       One          Over      Total
                                             or Less      Through     Five Years   Loans
                                                         Five Years
Commercial, secured by real estate          $   22,524   $   11,573  $   51,913  $   86,010

Commercial, other                               28,844       21,774      23,364      73,982

Real estate construction                        12,666          196         512      13,374

Agricultural                                     8,469        2,600       4,364      15,433
                                            ----------   ----------  ----------  ----------
   Total                                    $   72,503   $   36,143  $   80,153  $  188,799
                                            ==========   ==========  ==========  ==========


Fixed rate loans                            $   47,450   $   29,033  $   57,368  $  133,851

Floating rate loans                             25,053        7,110      22,785      54,948
                                            ----------   ----------  ----------  ----------
   Total                                    $   72,503   $   36,143  $   80,153  $  188,799
                                            ==========   ==========  ==========  ==========

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

A summary of the components of nonperforming assets, including several ratios using period-end data, is shown as follows:

                                       NONPERFORMING ASSETS
                                      (Dollars in thousands)

                                                              DECEMBER 31
                                            1998       1997       1996       1995       1994
Nonaccrual loans                           $3,500     $  562     $  768     $  693     $  203
Accruing loans which are contractually
  past due 90 days or more                  1,322        522        594        480        261
Restructured loans                            105        356          0          0          0
                                           ------     ------     ------     ------     ------
  Total nonperforming and restructured
    Loans                                  $4,927     $1,440     $1,362     $1,173     $  464
Other real estate acquired through
  Foreclosures                                961        836        485        132        427
                                           ------     ------     ------     ------     ------
  Total nonperforming and restructured
    loans and other real estate            $5,888     $2,276     $1,847     $1,305     $  891
Nonperforming and restructured loans
  as a percentage of net loans               1.25%       .46%       .51%       .80%       .44%
Nonperforming and restructured loans
  and other real estate as a percentage
  of total assets                             .90%       .49%       .51%       .63%       .58%


Nonaccrual loans increased from $562 at December 31, 1997 to $3,500 at December 31, 1998. Total nonperforming assets increased from $2,276 at December 31, 1997 to $5,888 at December 31, 1998. The percentage of nonperforming loans to total loans increased from .46% to 1.25%

The increase in nonaccrual loans is generally related to real estate secured loans with one loan of $1,562, accounting for 53% of the increase. This loan is fully secured by real estate with an appraised value of $3,000 and under an agreement with the borrower will be sold during the second quarter. No loss is anticipated. The balance of the increase is also largely real estate secured loans except for one loan of $282, which is currently in litigation. Potential losses on all nonaccrual loans are not expected to be substantial.

The increase in accruing loans past due more than 90 days is primarily represented by one loan of $511 secured by a portfolio of residential and commercial properties the sale of which is expected to occur in the second quarter.

The Company continues to follow its long-standing policy of not engaging in international lending and not concentrating lending activity in any one industry.

Although loans may be classified as nonperforming, many continue to pay interest irregularly or at less than original contractual rates. A summary of actual income recognized on nonaccrual loans versus their full contractual yields for each of the past five years is presented below.

              INTEREST INCOME ON NON-ACCRUAL AND RESTRUCTURED LOANS

                             YEAR ENDED DECEMBER 31
                             (Dollars in thousands)


                           1998      1997      1996      1995      1994
Contractual interest        135        77        73        32        15
Interest recognized           6        62         2        22         0



INVESTMENT ACTIVITIES

The securities portfolio consists of debt and equity securities, which provide the Company with a relatively stable source of income. Additionally, the investment portfolio provides a balance to interest rate and credit risks in other categories of the balance sheet. The Company also uses the securities portfolio as a secondary source of liquidity. The Company has classified the majority of its municipal securities and certain U. S. Treasury and Agency securities as held to maturity based on management's positive intent and ability to hold such securities to maturity. These municipal securities provide tax-free income and are within management's guidelines with respect to credit risk and market risk. The municipal securities have been issued principally by Kentucky municipalities. The U. S. Treasury and Agency securities are held as a source of stable, long-term income, which can be used as collateral to secure municipal deposits and repurchase agreements. All other investment securities are classified as available for sale. The portfolio does contain holdings in GNMA mortgage-backed securities. The securities portfolio does not contain significant holdings in collateralized mortgage obligations or other mortgage-related derivative products and/or structured notes.

Securities as a percentage of average interest-earning assets increased to 30.6% in 1998 versus 27.6% in 1997 and 18.9% in 1996. The 1998 increase in securities reflects the acquisition of deposits held in the West Virginia branches until transferred to higher yielding loans.

At December 31, 1998 and 1997, the Company had an investment in noncumulative perpetual preferred stock of First Guaranty Bank, Hammond, Louisiana. The market value of this investment approximated its book value, which totaled $2 million at December 31, 1998 and 1997. The dividend rate on the preferred stock is 2% in excess of the prime rate as in effect from time to time.

The following tables present the carrying values and maturity distribution of investment securities.

                          CARRYING VALUE OF SECURITIES
                             (Dollars in thousands)


                                                          DECEMBER 31
                                                1998         1997        1996
U.S. Treasury and Federal agencies:
  Available for sale                          $132,106     $ 43,088     $ 28,313
  Held to maturity                               3,530        5,588        8,387
State and municipal obligations:
  Available for sale                             3,831        3,564        4,464
  Held to maturity                              16,474       14,625       12,190
Equity securities:
  Available for sale                             2,798        2,795        2,788
  Held to maturity                                   0            0            0
Other securities:
  Available for sale                            18,405        3,600            0
  Held to maturity                                  48          149          416
Total securities:
  Available for sale                           157,140       53,047       35,565
  Held to maturity                              20,052       20,362       20,993
                                              --------     --------     --------
Total                                         $177,192     $ 73,409     $ 56,558


                       MATURITY DISTRIBUTION OF SECURITIES
                                December 31, 1998
                             (Dollars in thousands)

                                               ONE       FIVE
                                     YEAR    THROUGH    THROUGH     OVER
                                      OR      FIVE        TEN        TEN      OTHER                 MARKET
                                     LESS     YEARS      YEARS      YEARS   SECURITIES    TOTAL      VALUE
U.S. Treasury and Federal
agencies:
   Available for sale               $11,664  $ 83,113   $ 35,779    $ 1,550  $     0     $132,106   $132,106
   Held to maturity                       0     3,530          0          0        0        3,530      3,472
State and municipal obligations:
   Available for sale                   448     2,689        412        282        0        3,831      3,831
   Held to maturity                   1,025     5,473      6,653      3,323        0       16,474     17,244
Other securities:
   Available for sale                     0         0          0          0   21,203       21,203     21,203
   Held to maturity                       0         0          0          0       48           48         48
Total securities:
   Available for sale                12,112    85,802     36,191      1,832   21,203      157,140    157,140
   Held to maturity                   1,025     9,003      6,653      3,323       48       20,052     20,764
                                    -------  --------   --------    -------  -------     --------   --------
Total                               $13,137  $ 94,805   $ 42,844    $ 5,155  $21,251     $177,192   $177,904
                                    =======  ========   ========    =======  =======     ========   ========
Percent of total                      7.41%     53.50%     24.18%      2.91%   11.99%     100.00%
Weighted average yield*               5.49%      5.64%      5.89%      5.84%    5.96%      5.73%


* The weighted average yields are calculated on historical cost on a non tax-equivalent basis.

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

Total deposits averaged $450,649 in 1998, a 43.7% increase over 1997. Total deposits averaged $313,578 in 1997, an increase of $74,486 or 31.2% over 1996. Noninterest bearing deposits averaged 12.0% of total deposits in 1998, compared to 11.0% in 1997 and 12.5% in 1996.

At December 31, 1998, deposits totaled $523,193, compared to $358,605 at December 31, 1997, an increase of $164,588, or 45.9%. Of this increase, approximately $151,000 is attributable to the acquisition of the West Virginia branches. Exclusive of the acquisitions, deposits increased $13,588 from December 31, 1997 to December 31, 1998, representing a 3.8% increase.

The table below provides information on the maturities of time deposits of $100,000 or more at December 31, 1998.

                                MATURITY OF TIME
                          DEPOSITS OF $100,000 OR MORE

                                                 December 31, 1998
                                                   (in thousands)

        Maturing 3 months or less                   $  13,957
        Maturing over 3 months through 6 months        10,227
        Maturing over 6 months through 12 months       19,758
        Maturing over 12 months                        17,248
                                                    ---------
        Total                                       $  61,190
                                                    =========

The following table sets forth the average amount of and average rate paid on selected deposit categories during the past three full years.


                                     1998                1997                 1996
        CATEGORY             AMOUNT      RATE(%)   AMOUNT    RATE(%)    AMOUNT      RATE(%)
                                            (Dollars in thousands)
Demand                     $ 54,043          0%   $ 34,462       0%    $ 30,004        0%
NOW and money
  market accounts            93,741       3.49%     51,268    3.38%      38,085     3.33%
Savings                      51,818       2.94%     32,671    2.96%      25,904     2.91%
Certificates of deposit
  and other time            251,047       5.84%    195,177    5.89%     144,581     5.74%
                           --------       ----    --------    ----     --------     ----
     Total                 $450,649       4.32%   $313,578    4.53%    $238,574     4.33%


CAPITAL

Stockholders' equity increased $2,392 in 1998 to $54.4 million or 8.3% of total assets at December 31, 1998. This compares to $52.0 million, or 11.2% of total assets at December 31, 1997. The primary source of growth in stockholders' equity in 1998 was the retention of net earnings of $2,635. The primary source of growth in 1997 was the retention of net earnings of $3,378. The consolidated statements of changes in stockholders' equity detail the changes in equity for the last three years.

The fair value adjustment of the Company's available for sale securities portfolio, which is recorded as a component of stockholders' equity, may change significantly as market conditions change. At December 31, 1998 and 1997, the adjustment resulted in a reduction of stockholders' equity of $300 and $56. Further volatility in stockholders' equity may occur in the future as market conditions change.

The Company's principal source of funds for dividend payments to stockholders is dividends received from the subsidiary Banks. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid without prior approval of regulatory agencies in any calendar year is limited to the current year's net profits, as defined, combined with the retained net profits of the preceding two years, subject to regulatory capital requirement limitations. During 1999, the Banks could, without prior approval, declare dividends to the Company of approximately $10,956 plus any 1999 net profits retained to the date of the dividend declaration.

The various regulatory agencies having supervisory authority over financial institutions have adopted risk-based capital guidelines, which define the adequacy of the capital levels of regulated institutions. These risk-based capital guidelines require minimum levels of capital based upon the risk rating of assets and certain off-balance-sheet items. Assets and off-balance-sheet items are assigned regulatory-risk weights ranging from 0% to 100% depending on their level of credit risk. The guidelines classify capital in two tiers, Tier I and Tier 2, the sum of which is total capital. Tier I capital is essentially common equity, less intangible assets. Tier 2 capital is essentially qualifying long-term debt and a portion of the allowance for possible loan losses.

During 1997, the Company completed its public offering of $28.75 million of mandatorily redeemable capital securities of a subsidiary trust. These securities qualify as Tier I capital up to an amount not to exceed 25% of Tier I capital and the portion that exceeds the 25% limitation qualifies as Tier 2 capital.

                          SELECTED CAPITAL INFORMATION
                             (Dollars in thousands)

                                                            DECEMBER 31
                                                   1998        1997         CHANGE
Stockholders' Equity                             $ 54,399     $ 52,007     $  2,392
  Qualifying capital securities of subsidiary
    Trust                                          18,213       17,181        1,032
  Disallowed amounts of goodwill and other
    Intangibles                                   (21,555)      (7,261)     (14,294)
  Unrealized loss on securities available
    for sale                                          231          (13)         244
                                                 --------     --------     --------
Tier I capital                                   $ 51,288     $ 61,914     $(10,626)

Tier II capital adjustments:
  Qualifying capital securities of subsidiary
    Trust                                          10,537       11,569
  Allowance for loan losses                         4,363        3,478
                                                 --------     --------
Total capital                                    $ 66,188     $ 76,961

Total risk-weighted assets                       $408,245     $313,638
Ratios

Tier I capital to risk-weighted assets              12.56%       19.74%
Total capital to risk-weighted assets               16.21%       24.54%
Leverage at year-end                                 8.05%       13.58%


The Company believes that its capital, together with existing credit facilities and its ability to obtain future credit facilities, provides funds sufficient to support the Company's current operations.

LIQUIDITY

Liquidity for a financial institution can be expressed in terms of maintaining sufficient cash flows to meet both existing and unplanned obligations in a cost-effective manner. Adequate liquidity allows the Company to meet the demands of both the borrower and the depositor on a timely basis, as well as pursuing other business opportunities as they arise. Thus, liquidity management embodies both an asset and liability aspect. Liquidity is maintained through the Company's ability to convert assets into cash, manage the maturities of liabilities and generate funds through the attraction of local deposits.

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

Liquidity risk is the possibility that the Company may not be able to meet its cash requirements. Management of liquidity risk includes maintenance of adequate cash and sources of cash to fund operations and meets the needs of borrowers, depositors and creditors. Liquidity must be maintained at a level, which is adequate but not excessive. Excess liquidity has a negative impact on earnings resulting from the lower yields on short-term assets.

In addition to cash, cash equivalents and Federal funds sold, the securities portfolio provides an important source of liquidity. The total of securities maturing within one year along with cash, due from banks and Federal funds sold totaled $52.7 million as of December 31, 1998. Additionally, securities available-for-sale with maturities greater than one year and equity securities totaled $145.0 million at December 31, 1998. These securities represent a secondary source available to meet liquidity needs on a continuing basis.

To maintain a desired level of liquidity, the Company has several sources of funds available. One is the cash flow generated daily from the Banks' various loan portfolios in the form of principal and interest payments. Another source is its deposit base. The Company maintains a relatively stable base of customer deposits which has historically exhibited steady growth. This growth, when combined with other sources, is expected to be adequate to meet its demand for funds. Due to the nature of the markets served by the Company's subsidiary banks, management believes that the majority of certificates of deposit of $100,000 or more are no more volatile than its core deposits. Certificates of deposits and other time deposits of $100,000 or more represented approximately 11.7% and 14.5% of total deposits at December 31, 1998 and 1997. A number of techniques are used to measure the liquidity position, including the utilization of ratios that are presented below. These ratios are calculated based on annual averages for each year.

                                LIQUIDITY RATIOS

                                                1998        1997       1996

Total loans/total deposits .................   75.47%      90.95%      86.58%
Total loans/total deposits less float ......   76.31%      91.78%      88.06%


This analysis shows that the Company's loan to deposit ratio decreased in 1998 from the 1997 and 1996 levels. This is due to the acquisition of deposits held in the West Virginia branches.

Information regarding short-term borrowings for the past three years is presented below.

                              SHORT-TERM BORROWINGS
                             (Dollars in thousands)

                                                  1998         1997         1996
Repurchase Agreements:
  Balance at year end                          $   7,772    $   6,579    $   6,014
  Weighted average rate at year end                 4.47%        5.38%        5.05%
  Average balance during the year              $  20,167    $  49,939    $   3,784
  Weighted average rate during the year             4.58%        5.51%        5.09%
  Maximum month-end balance                    $  82,755    $ 120,257    $   7,111

Other short-term borrowings:
  Balance at year end                          $  18,225    $   4,082    $   7,055
  Weighted average rate at year end                 5.74%        6.17%        5.57%
  Average balance during the year              $  14,867    $   6,914    $   3,660
  Weighted average rate during the year             5.83%        6.04%        5.68%
  Maximum month-end balance                    $  19,800    $   9,396    $   8,555

Total short-term borrowings:
  Balance at year end                          $  25,997    $  10,661    $  13,069
  Weighted average rate at year end                 5.36%        5.68%        5.33%
  Average balance during the year              $  35,242    $  56,782    $   7,444
  Weighted average rate during the year             5.12%        5.49%        5.38%
  Maximum month-end balance                    $  92,719    $ 130,348    $  15,666


Substantially all federal funds purchased and repurchase agreements mature in one business day. Other short-term borrowings represent draws on the Company's line of credit and Federal Home Loan Bank (FHLB) advances to Bank Affiliates (with varying maturity dates) which are funding residential mortgage and commercial loans.

INTEREST RATE SENSITIVITY

The interest spread and liability funding discussed above are directly related to changes in asset and liability mixes, volumes, maturities and repricing opportunities of interest-earning assets and interest-bearing liabilities. Interest-sensitive assets and liabilities are those, which are subject to being repriced in the near term, including either floating or adjustable rate instruments and instruments approaching maturity. The interest sensitivity gap is the difference between total interest-sensitive assets and total interest-sensitive liabilities. Interest rates on the Company's various asset and liability categories do not respond uniformly to changing market conditions. Interest rate risk is the degree to which interest rate fluctuations in the marketplace can affect net interest income.

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

One tool, which is used to monitor interest rate risk, is the interest sensitivity analysis as shown in the table below. This analysis reflects the repricing characteristics of assets and liabilities over various time periods. The gap indicates the level of assets and liabilities that are subject to repricing over a given time period.

As shown by the interest rate sensitivity analysis as of December 31, 1998, the cumulative amount of the Company's interest earning assets repricing during the first year is lower than the total amount of its interest bearing liabilities repricing during this period. This position, which is normally termed a negative interest sensitivity gap, generally allows for enhanced net interest income during periods of falling interest rates. This negative gap is within the Company's internal policy guidelines and is not expected to impact significantly the Company's net interest income during a period of rising interest rates.

The following table provides an analysis of the Company's interest rate sensitivity at December 31, 1998.

                       INTEREST RATE SENSITIVITY ANALYSIS
                             (Dollars in Thousands)


                                       0 - 90    91 DAYS -      1 - 5      OVER 5
                                        DAYS       1 YEAR       YEARS       YEARS       TOTAL
Assets
  Loans, net of unearned income       $ 108,988  $  80,299   $  115,546   $  90,787  $  395,620
  Investment securities                  12,899     14,982       92,332      60,394     180,607
  Federal funds sold                     19,406          0            0           0      19,406
                                      ---------  ---------   ----------   ---------  ----------
      Total earning assets            $ 141,293  $  95,281   $  207,878   $ 151,181  $  595,633

Sources of Funds
   NOW, money market and
      Savings                         $  20,240  $  40,471   $  109,456   $   8,225  $  178,392
  Time deposits                          60,435    136,825       84,325         402     281,987
  Short-term borrowings                  15,772      9,934        4,334      17,631      47,671
                                      ---------  ---------   ----------   ---------  ----------
     Total interest bearing
       liabilities                    $  96,447  $ 187,230   $  198,115   $  26,258  $  508,050

Interest Sensitivity Gap
  For the period                      $  44,846  $ (91,949)  $    9,763   $ 124,923  $   87,583
  Cumulative                             44,846    (47,103)     (37,340)     87,583
  Cumulative as a percent of
    Earning assets                         7.53%     -7.91%       -6.27%      14.70%


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK MANAGEMENT

Market risk is the risk of gain or loss from changes in the fair value of financial instruments due to changes in interest rates, exchange rates and equity prices. Premier's market risk is composed almost exclusively with interest rate risk. This exposure is managed primarily through the strategy of selecting the types and terms of interest earning assets and interest bearing liabilities which generate favorable earnings, while limiting the potential negative effects of changes in market interest rates. Since Premier's primary source of interest bearing liabilities is customer deposits, the ability to manage the types and terms of such deposits may be somewhat limited by customer preferences in the market areas in which it operates. Borrowings, which include Federal Home Loan Bank advances, short-term borrowings and long-term borrowings, are generally structured with specific terms, which in management's judgment, when aggregated with the terms for outstanding deposits and matched with interest earning assets, mitigate our exposure to interest rate risk.

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

STATIC GAP ANALYSIS

Premier uses interest rate sensitivity gap analysis to monitor the relationship between the maturity and repricing of its interest earning assets and interest bearing liabilities, while maintaining an acceptable interest rate spread. Gap is defined as the difference between the amount of interest earnings assets maturing or repricing within a specific time period and the amount of interest bearing liabilities maturing or repricing within that time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities, and is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. Generally, during a period of rising interest rates, a negative gap would adversely affect net interest income, while a positive gap would result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would result in an increase in net interest income, while a positive gap would negatively affect net interest income. It is management's goal to maintain a reasonable balance between exposure to interest rate fluctuations and earnings.

EARNINGS SIMULATION MODELING

The earnings simulation model forecasts net interest income under different scenarios that incorporate changes in the level of interest rates and their relationships with each other. The most recent earnings simulation model projects net interest income would increase by approximately 7.1% of stable rate net interest income if rates fall by two percentage points over the next year. It projects a decrease of 7.2% if the rates rise by two percentage points. Management believes this reflects a slight liability sensitive rate risk position for the one-year horizon.

Within the same time frame, but assuming an additional one percentage point move in rates, the model forecasts that net interest income would rise above that earned in a stable rate environment by 10.7% in a falling rate scenario and decrease by 10.8% in a rising rate scenario. The slight variance from ALCO guidelines can be attributed to the large block of deposits held in the West Virginia branches that have been temporarily invested in marketable securities while the loan activities of these banks as being reestablished. Management believes this variance to be self-correcting as the deposit base held by these branches is reinvested in loans, which is occurring.

This simulation model includes assumptions about how the balance sheet is likely to evolve through time. Loan prepayments are developed from industry median estimates for prepayment speeds. Noncontractual deposit pricing and sensitivity are assumed to follow historical patterns.

NET PRESENT VALUE

The Net Present Value (NPV) of the balance sheet, at a point in time, is defined as the discounted present value of asset cash flows minus the discounted value of liability cash flows. The resulting percentage change in NPV is an indication of the longer term repricing risk imbedded in the balance sheet. At year end, a 200 basis point increase in rates is estimated to reduce NPV by 15.6%. Additionally, NPV is projected to decrease by 15.6% if rates fall by 200 basis points. The calculations of present value have certain shortcomings. The discount rates utilized are based on estimated market interest rate levels for similar loans and securities nationwide. The unique characteristics of Premier's loans and securities may not necessarily parallel those assumed in this calculation, and therefore, would likely result in different discount rates, prepayment experiences and present values. The discount rates utilized for deposits and borrowings are based upon available alternative types and sources of funds which are not necessarily indicative of the present value of deposits and FHLB advances since such deposits and advances are unique to, and have certain price and customer relationship advantages for, depository institutions. A higher or lower interest rate environment will most likely result in different investment and borrowing strategies by Premier designed to further mitigate the effect on the value of, and the net earnings generated from, the Company's net assets from any change in interest rates.

Summary information about each of the three interest rate risk measures is presented below:


                                                   Year-End    Year-End     ALCO
                                                     1998        1997    Guidelines

Static 1-Year Cumulative Gap                         -7.9%       5.2%      +/-10%

1-Year Net Interest Income Simulation Project
  -200 bp change vs. Stable Rate                      7.1%      -3.7%      +/-10%
  +200 bp change vs. Stable Rate                     -7.2%       3.9%      +/-10%

1-Year Net Interest Income Simulation Project

  -300 bp change vs. Stable Rate                     10.7%      -5.6%      +/-10%
  +300 bp change vs. Stable Rate                    -10.8%       5.8%      +/-10%

Static Net Present Value Change

  -200 bp Shock vs. Stable Rate                      15.6%      -7.0%      +/-10%
  +200 bp Shock vs. Stable Rate                     -15.6%       7.0%      +/-10%


INTEREST RATE RISK MANAGEMENT

Premier's strategy of investing primarily in loans and securities permits it to limit its exposure to interest rate risk, together with credit risk, while at the same time achieving a positive interest rate spread from the difference between the income earned on interest earning assets and the cost of interest bearing liabilities. Managing this exposure involves significant assumptions about the relationship of various interest rate indices of certain financial instruments. Prepayments on loans generally increase when long-term interest rates fall or are at historically low levels relative to short-term interest rates making fixed rate loans more desirable. Investment securities, other than those with early call provisions, generally do not have significant imbedded options and repay pursuant to specific terms until maturity. While savings and checking deposits generally may be withdrawn upon the customer's request without prior notice, a continuing relationship with customers resulting in future deposits and withdrawals is generally predictable resulting in a dependable and uninterruptible source of funds. Time deposits generally have early withdrawal penalties, which discourage customer withdrawal, while term Federal Home Loan Bank advances have prepayment penalties, which discourage prepayment prior to maturity.

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

Management expects interest rates to be relatively stable during 1999 and believes that the current modest level of liability sensitivity is appropriate.

TRADE RISK MANAGEMENT

Premier does not maintain a trading account, which would primarily provide investment products and risk management services to its customers as well as to take propriety risk positions.

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

YEAR 2000

Management has assessed the operational and financial implications of its Year 2000 needs and developed a plan to ensure that data processing systems can properly handle the change. Management has determined that if a business interruption as a result of the Year 2000 issue occurred, such an interruption could be material. The primary effort required to prevent a potential business interruption was the installation of the most current software release from the Company's third party provider and replacement of certain system hardware. The third party software provider has warranted that Year 2000 remediation and testing efforts to become compliant have been successfully completed. Non-compliant hardware has already been replaced through routine hardware upgrades. Management locally installed and tested the current software release before the end of 1998, which completed the Year 2000 plan for mission critical systems. Non-mission critical systems, including systems other than data processing with embedded technology, will continue to be evaluated and if necessary, will be upgraded or replaced. Management projects that the cost of Year 2000 readiness will be in a range of $40,000 to $100,000, which will be expensed as incurred. Year 2000 expenses are subject to change and could vary from current estimates if the final requirements for Year 2000 readiness exceed management's expectations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The Company's Financial Statements and related Independent Auditors' Report are presented in the following pages. The financial statements filed in this Item 8 are as follows:

        Independent Auditors' Report

        Financial Statements:
          Balance Sheets - December 31, 1998 and 1997
          Statements of Income - Years Ended December 31, 1998, 1997 and 1996 Statements of Changes in Stockholders' Equity - Years ended December 31, 1998, 1997 and 1996
          Statements of Cash Flows - Years ended December 31, 1998, 1997 and
          1996
          Notes to Financial Statements

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL
         DISCLOSURE

        There have been no changes in or disagreements with accountants on accounting or financial disclosure matters.

                         PREMIER FINANCIAL BANCORP, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996

                                    CONTENTS

REPORT OF INDEPENDENT AUDITORS..........................................  1

FINANCIAL STATEMENTS

 Consolidated Balance Sheets............................................  2
 Consolidated Statements of Income and Comprehensive Income.............  3-4
 Consolidated Statements of Changes in Stockholders' Equity.............  5
 Consolidated Statements of Cash Flows..................................  6-7
 Notes to Consolidated Financial Statements.............................  8-32

--------------------------------------------------------------------------------

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Premier Financial Bancorp, Inc.
Georgetown, Kentucky

We have audited the accompanying consolidated balance sheets of Premier Financial Bancorp, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of income and comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Premier Financial Bancorp, Inc. as of December 31, 1998 and 1997 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

                                       /s/ Crowe, Chizek and Company LLP

Lexington, Kentucky
February 18, 1999

--------------------------------------------------------------------------------

                         PREMIER FINANCIAL BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1998 and 1997
--------------------------------------------------------------------------------


                                                                        1998              1997
                                                                    -------------     -------------
ASSETS
Cash and due from banks                                             $  20,171,313     $  13,050,829
Federal funds sold                                                     19,406,000        41,246,000
Investment securities
  Available for sale                                                  157,139,714        53,047,321
  Held to maturity                                                     20,051,992        20,361,807
Loans                                                                 398,727,950       314,510,251
  Unearned income                                                      (3,108,324)       (2,408,652)
  Allowance for loan losses                                            (4,362,567)       (3,478,761)
                                                                    -------------     -------------
    Net loans                                                         391,257,059       308,622,838
Federal Home Loan Bank and Federal Reserve stock                        3,415,700         3,033,050
Premises and equipment, net                                            11,763,723         8,463,994
Real estate and other property acquired through foreclosure               991,947           836,201
Interest receivable                                                     8,053,201         5,488,339
Goodwill and other intangibles                                         21,554,909         7,261,591
Other assets                                                            3,938,665         3,477,563
                                                                    -------------     -------------

TOTAL ASSETS                                                        $ 657,744,223     $ 464,889,533
                                                                    =============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
  Non-interest bearing                                              $  62,813,476     $  41,010,401
  Time deposits, $100,000 and over                                     61,189,879        51,891,095
  Other interest bearing                                              399,189,543       265,703,518
                                                                    -------------     -------------
    Total deposits                                                    523,192,898       358,605,014
Securities sold under agreements to repurchase                          7,772,472         6,579,132
Federal Home Loan Bank advances                                        31,898,391        15,263,339
Other borrowed funds                                                    8,000,000              --
Interest payable                                                        2,383,540         1,805,906
Other liabilities                                                       1,347,945         1,878,778
                                                                    -------------     -------------
  Total liabilities                                                   574,595,246       384,132,169

Guaranteed preferred beneficial interest in Company's debentures       28,750,000        28,750,000

Stockholders' equity
  Preferred stock, no par value; 1,000,000 shares
    authorized; none issued or outstanding                                   --                --
  Common stock, no par value; 10,000,000 shares authorized;
    5,232,257 and 4,983,230 shares issued and outstanding               1,103,374           985,286
  Surplus                                                              43,445,031        38,795,333
  Retained earnings                                                    10,150,610        12,283,199
  Accumulated other comprehensive income (loss), net of tax              (300,038)          (56,454)
                                                                    -------------     -------------
    Total stockholders' equity                                         54,398,977        52,007,364
                                                                    -------------     -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 657,744,223     $ 464,889,533
                                                                    =============     =============


                             See accompanying notes.
--------------------------------------------------------------------------------
                                                                              2.

                         PREMIER FINANCIAL BANCORP, INC.
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                  Years Ended December 31, 1998, 1997 and 1996
--------------------------------------------------------------------------------


                                                          1998           1997           1996
                                                       -----------    -----------    -----------
Interest income
  Loans, including fees                                $33,786,671    $28,689,594    $20,878,157
  Investment securities -
    Taxable                                              8,582,307      5,802,592      2,131,241
    Tax-exempt                                           1,179,637      1,157,751        815,821
  Federal funds sold                                     1,686,455      1,036,560        543,346
  Other interest income                                    115,258        164,689         24,711
                                                       -----------    -----------    -----------
    Total interest income                               45,350,328     36,851,186     24,393,276
Interest expense
  Deposits                                              19,458,496     14,196,047     10,314,443
  Other borrowings                                       2,931,656      3,565,542        457,433
  Debt                                                   2,852,473      1,631,467        167,413
                                                       -----------    -----------    -----------
    Total interest expense                              25,242,625     19,393,056     10,939,289
Net interest income                                     20,107,703     17,458,130     13,453,987
Provision for loan losses                                1,742,393      1,398,808        952,959
                                                       -----------    -----------    -----------
Net interest income after provision for loan losses     18,365,310     16,059,322     12,501,028
Non-interest income
  Service charges                                        1,584,980      1,260,536      1,070,851
  Insurance commissions                                    467,812        482,766        343,735
  Investment securities gains                              224,530      2,203,545          1,459
  Other income                                           2,395,744        614,648        418,752
                                                       -----------    -----------    -----------
                                                         4,673,066      4,561,495      1,834,797

Non-interest expenses
  Salaries and employee benefits                         7,633,491      6,185,092      4,930,886
  Occupancy and equipment expenses                       2,181,305      1,633,957      1,408,093
  Professional fees                                        452,358        503,685        288,916
  Taxes, other than payroll, property and income           558,607        445,204        352,334
  Acquisition related expenses                             132,208        482,056           --
  Amortization of intangibles                              982,566        386,134        197,357
  Other expenses                                         3,397,343      2,595,791      2,052,110
                                                       -----------    -----------    -----------
                                                        15,337,878     12,231,919      9,229,696

Income before income taxes                               7,700,498      8,388,898      5,106,129
Provision for income taxes                               1,996,754      2,604,939      1,588,610
                                                       -----------    -----------    -----------
NET INCOME                                             $ 5,703,744    $ 5,783,959    $ 3,517,519
                                                       ===========    ===========    ===========

                                  (Continued)

                             See accompanying notes.
--------------------------------------------------------------------------------
                                                                              3.

                         PREMIER FINANCIAL BANCORP, INC.
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                  Years Ended December 31, 1998, 1997 and 1996
--------------------------------------------------------------------------------


                                                      1998            1997             1996
                                                  -----------     -----------     -----------
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
  Unrealized gains and (losses) arising during
    the period                                    $   (95,394)    $ 1,521,393     $   (51,277)
  Reclassification of realized amount                (148,190)     (1,454,340)           (963)
                                                  -----------     -----------     -----------
    Net change in unrealized gain (loss) on
      securities                                     (243,584)         67,053         (52,240)
                                                  -----------     -----------     -----------

COMPREHENSIVE INCOME                              $ 5,460,160     $ 5,851,012     $ 3,465,279
                                                  ===========     ===========     ===========

Earnings per share                                $      1.09     $      1.11     $       .82
Earnings per share assuming dilution              $      1.09     $      1.10     $       .82



                             See accompanying notes.
--------------------------------------------------------------------------------
                                                                              4.

                         PREMIER FINANCIAL BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  Years Ended December 31, 1998, 1997 and 1996
--------------------------------------------------------------------------------


                                                                                             Accumulated
                                                                                                Other
                                              Common                          Retained      Comprehensive
                                               Stock          Surplus         Earnings       Income (Loss)        Total
                                            ------------    ------------    ------------     ------------     ------------
Balances, January 1, 1996                   $    962,286    $ 11,751,991    $  7,452,708     $    (71,267)    $ 20,095,718


Issuance of 2,300,000 shares of Company
 common stock                                     23,000      27,043,342            --               --         27,066,342

Net change in unrealized losses on
 securities available for sale                      --              --              --            (52,240)         (52,240)

Net income                                          --              --         3,517,519             --          3,517,519

Dividends paid - Company ($.50 per
 share)                                             --              --        (1,817,045)            --         (1,817,045)

Dividends paid - Sabina prior to pooling            --              --          (165,000)            --           (165,000)
                                            ------------    ------------    ------------     ------------     ------------

Balances, December 31, 1996                      985,286      38,795,333       8,988,182         (123,507)      48,645,294

Net change in unrealized losses on
 securities available for sale                      --              --              --             67,053           67,053

Net income                                          --              --         5,783,959             --          5,783,959

Dividends paid - Company ($.55 per
 share)                                             --              --        (2,406,442)            --         (2,406,442)

Dividends paid - Sabina prior to pooling            --              --           (82,500)            --            (82,500)
                                            ------------    ------------    ------------     ------------     ------------

Balances, December 31, 1997                      985,286      38,795,333      12,283,199          (56,454)      52,007,364

Net change in unrealized losses on
 securities available for sale                      --              --              --           (243,584)        (243,584)

Net income                                          --              --         5,703,744             --          5,703,744

Dividends paid - Company ($.60 per
 share)                                             --              --        (3,068,547)            --         (3,068,547)

Stock dividend                                   118,088       4,649,698      (4,767,786)            --               --
                                            ------------    ------------    ------------     ------------     ------------

BALANCES, DECEMBER 31, 1998                 $  1,103,374    $ 43,445,031    $ 10,150,610     $   (300,038)    $ 54,398,977
                                            ============    ============    ============     ============     ============


                             See accompanying notes.
--------------------------------------------------------------------------------
                                                                              5.

                         PREMIER FINANCIAL BANCORP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS Years Ended
                        December 31, 1998, 1997 and 1996
--------------------------------------------------------------------------------

                                                              1998              1997              1996
                                                          -------------     -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                              $   5,703,744     $   5,783,959     $   3,517,519
  Adjustments to reconcile net income to
    net cash from operating activities
      Depreciation                                              871,646           643,696           477,849
      Amortization, net                                         591,139           377,900           374,697
      Provision for loan losses                               1,742,393         1,398,808           952,959
      FHLB stock dividends                                     (227,400)         (155,000)          (46,000)
      Investment securities gains, net                         (224,530)       (2,203,545)           (1,459)
      Changes in
        Interest receivable                                  (2,564,862)         (945,561)         (540,251)
        Other assets                                           (160,546)       (1,794,527)          875,055
        Interest payable                                        577,634           295,835          (108,263)
        Other liabilities                                      (530,833)          908,566           236,963
                                                          -------------     -------------     -------------
         NET CASH FROM OPERATING ACTIVITIES                   5,778,385         4,310,131         5,739,069

Cash flows from investing activities
  Purchases of securities available for sale               (640,534,674)     (311,372,750)      (21,071,076)
  Proceeds from sales of securities available for sale      222,749,694       277,135,191         2,499,125
  Proceeds from maturities and calls of  securities
    available for sale                                      313,670,924        18,869,544        14,388,575
  Purchases of investment securities held to maturity        (4,977,589)       (4,254,989)       (2,741,799)
  Proceeds from maturities and calls of securities
    held to maturity                                          5,276,493         4,878,764         2,241,255
  Purchases of FHLB stock                                      (155,250)       (1,072,900)         (753,300)
  Net change in federal funds sold                           21,840,000       (27,348,000)       (2,875,000)
  Net change in loans                                       (75,665,244)      (48,436,475)      (36,357,610)
  Purchases of premises and equipment, net                   (2,128,680)       (2,231,797)       (1,053,310)
  Proceeds from sale of other real estate acquired
    through foreclosure                                         398,884           367,572           156,353
  Net cash received (paid) related to acquisitions          123,970,812        20,613,412       (10,576,808)
                                                          -------------     -------------     -------------
    NET CASH FROM INVESTING ACTIVITIES                      (35,554,630)      (72,852,428)      (56,143,595)


                                     See accompanying notes.

                         PREMIER FINANCIAL BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years Ended December 31, 1998, 1997 and 1996
--------------------------------------------------------------------------------

                                                           1998             1997             1996
                                                       ------------     ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net change in deposits                                 14,136,884       38,169,728       30,532,564
  Advances from Federal Home Loan Bank                   27,225,000       17,727,000        6,800,000
  Repayment of Federal Home Loan Bank advances          (10,589,948)     (11,841,117)      (2,067,206)
  Proceeds from other borrowed funds                      8,000,000             --               --
  Repayment of other borrowed funds                            --               --         (6,894,863)
  Net change in agreements to repurchase securities       1,193,340          564,712       (1,382,697)
  Proceeds from issuance of guaranteed preferred
    beneficial interests in Company's debentures               --         28,750,000             --
  Proceeds from issuance of common stock                       --               --         27,066,342
  Dividends paid                                         (3,068,547)      (2,488,942)      (1,982,045)
                                                       ------------     ------------     ------------
    NET CASH FROM FINANCING ACTIVITIES                   36,896,729       70,881,381       52,072,095
                                                       ------------     ------------     ------------

Net change in cash and cash equivalents                   7,120,484        2,339,084        1,667,569
Cash and cash equivalents at beginning
  of year                                                13,050,829       10,711,745        9,044,176
                                                       ------------     ------------     ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR               $ 20,171,313     $ 13,050,829     $ 10,711,745
                                                       ============     ============     ============

Supplemental disclosures of cash flow information:
    Cash paid during the year for -
      Interest                                         $ 24,664,991     $ 19,097,220     $ 11,047,552
      Income taxes                                        2,550,000        2,462,000        1,062,063
    Loans transferred to real estate acquired
      through foreclosure                              $    554,630     $    829,199     $    105,501


                             See accompanying notes.
--------------------------------------------------------------------------------
                                                                              7.

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996
--------------------------------------------------------------------------------

NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION: The consolidated financial statements include the accounts of Premier Financial Bancorp, Inc. (the Company) and its wholly-owned subsidiaries, Georgetown Bank & Trust Co., Georgetown, Kentucky; Citizens Deposit Bank & Trust, Vanceburg, Kentucky; Bank of Germantown, Germantown, Kentucky; Citizens Bank, Sharpsburg, Kentucky; Farmers Deposit Bank, Eminence, Kentucky; The Sabina Bank, Sabina, Ohio; Ohio River Bank, Ironton, Ohio; The Bank of Philippi, Inc., Philippi, West Virginia; and Boone County Bank, Inc., Madison, West Virginia (the Banks). In addition, the Company has a data processing service subsidiary, Premier Data Services, Inc., Vanceburg, Kentucky and PFBI Capital Trust subsidiary discussed in Note 11. All material intercompany transactions and balances have been eliminated.

Prior period consolidated financial statements have been restated to include the accounts of significant acquisitions accounted for using the pooling of interests method of accounting. Business combinations accounted for as purchases are included in the consolidated financial statements from the respective dates of acquisition. Assets and liabilities of financial institutions accounted for as purchases are adjusted to their fair values as of their dates of acquisition. Certain prior amounts have been reclassified to conform with the current year presentation.

NATURE OF OPERATIONS: The Banks operate under state bank charters and provide traditional banking services, including trust services, to customers primarily located in the counties and adjoining counties in Kentucky, Ohio, and West Virginia in which the Banks operate. Chartered as state banks, the Banks are subject to regulation by their respective state banking regulators and the Federal Deposit Insurance Corporation (FDIC) or the Federal Reserve Bank (FRB) for member banks. The Company is also subject to regulation by the Federal Reserve Bank.

ESTIMATES IN THE FINANCIAL STATEMENTS: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The allowance for loan losses and fair values of financial instruments are particularly subject to change.

CASH FLOWS: For purposes of reporting cash flows, cash and cash equivalents include cash on hand and amounts due from banks. Net cash flows are reported for loans, federal funds sold, deposits, and other borrowing transactions.

INVESTMENT SECURITIES: The Company classifies its investment securities portfolio into three categories: trading, securities available for sale and securities held to maturity. Fair value adjustments are made to the securities based on their classification with the exception of the held to maturity category. The Company has no investments classified as trading.

--------------------------------------------------------------------------------
                                   (Continued)
                                                                              8.

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996
--------------------------------------------------------------------------------

NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Investment securities for which the Banks have the positive intent and ability to hold to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts, which are recorded as adjustments to interest income using the constant yield method.

Gains or losses on dispositions are based on the net proceeds and adjusted carrying amount of the securities sold using the specific identification method.

LOANS: Loans are stated at the amount of unpaid principal, reduced by unearned income and an allowance for loan losses. Interest income on loans is recognized on the accrual basis except for those loans in a nonaccrual of income status. The accrual of interest on impaired loans is discontinued when management believes, after consideration of economic and business conditions and collection efforts, that the borrowers' financial condition is such that collection of interest is doubtful. When interest accrual is discontinued, interest income is subsequently recognized only to the extent cash payments are received.

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

A loan is impaired when full payment under the loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage, consumer, and credit card loans, and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral.

Certain loan origination fees and direct origination costs are capitalized and recognized as an adjustment of the yield on the related loan.

--------------------------------------------------------------------------------
                                   (Continued)
                                                                              9.

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996
--------------------------------------------------------------------------------

NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

PREMISES AND EQUIPMENT: Premises and equipment are stated at cost less accumulated depreciation. Depreciation is recorded principally by the straight-line method over the estimated useful lives of the premises and equipment.

REAL ESTATE ACQUIRED THROUGH FORECLOSURE: Real estate acquired through foreclosure is carried at the lower of the recorded investment in the property or its fair value. The value of the underlying loan is written down to the fair value of the real estate to be acquired by a charge to the allowance for loan losses, if necessary. Any subsequent write-downs are charged to operating expenses. Certain parcels of real estate are being leased to third parties to offset holding period costs. Operating expenses of such properties, net of related income, and gains and losses on their disposition are included in other expenses.

GOODWILL AND OTHER INTANGIBLES: The unamortized costs in excess of the fair value of acquired net tangible assets are included in goodwill and other intangibles. Identifiable intangibles, except for premiums on purchased deposits which are amortized on a straight-line method over 10 years, are amortized over the estimated periods benefited. The remaining costs (goodwill) are amortized on a straight-line basis over 15 to 25 years.

INCOME TAXES: The Company uses the liability method for computing deferred income taxes. Under the liability method, deferred income taxes are based on the change during the year in the deferred tax liability or asset established for the expected future tax consequences of differences in the financial reporting and tax bases of assets and liabilities. The differences relate principally to premises and equipment, unrealized gains and losses on investment securities available for sale, net operating loss carryforwards, changes in tax methods of accounting, FHLB stock, and the allowance for loan losses.

EARNINGS PER COMMON SHARE: Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options. Earnings and dividends per share are restated for all stock splits and dividends through the date of issuance of the financial statements.

COMPREHENSIVE INCOME: Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale which are also recognized as a separate component of equity. The accounting standard that requires reporting comprehensive income first applies for 1998, with prior information restated to be comparable.

--------------------------------------------------------------------------------
                                   (Continued)
                                                                             10.

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996
--------------------------------------------------------------------------------

NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

NEW ACCOUNTING PRONOUNCEMENTS: Beginning January 1, 2000, a new accounting standard will require all derivatives to be recorded at fair value. Unless designated as hedges, changes in these fair values will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. This is not expected to have a material effect, but the effect will depend on derivative holdings when this standard applies.

INDUSTRY SEGMENTS: All of the Company's operations are considered by management to be aggregated into one reportable operating segment.

NOTE  2 - BUSINESS COMBINATIONS

On October 5, 1998, the Company entered into a definitive agreement to purchase Mt. Vernon Bancshares, Inc., the holding company for The Bank of Mt. Vernon (Mt. Vernon), in a cash transaction. Mt. Vernon offers full service banking in Rockcastle and Pulaski counties and has two loan production offices in Madison County, Kentucky. Total acquisition cost was $13.5 million which exceeded the net assets acquired by $4.6 million. The merger was completed January 20, 1999. Mt. Vernon had total assets of $129.5 million and earnings for the year of $863 thousand at December 31, 1998.

On June 26, 1998, the Company chartered Boone County Bank, Inc. in Madison, West Virginia, and The Bank of Philippi, Inc. in Philippi, West Virginia, for the purpose of acquiring three branch offices of Banc One Corporation located in Madison, Philippi and Van, West Virginia. Included in the purchase were $150 million in deposits, $9 million in loans and $1.5 million in premises and equipment. These branches were part of a larger group of branches acquired in cooperation with another bank holding company headquartered in Kentucky. Certain individual branches within the group were not retained by either company. The gain on disposition of these branches was shared between the Company and the other bank holding company. The Company's portion of the gain, $1,331,430, is included in other income in the accompanying financial statements.

On March 20, 1998, the Company acquired Ohio River Bank, Ironton, Ohio, (Ohio River) whereby the Company exchanged 297,840 shares of its common stock for all the issued and outstanding shares of Ohio River in a business combination accounted for as a pooling of interests. Based on the date of the acquisition agreement, the market value of the shares exchanged was $7.7 million. The accompanying consolidated financial statements for 1998 are based on the assumption that the companies were combined for the full year. Prior years presented have been restated to give effect to the combination. At the date of acquisition, Ohio River had $40.9 million in total assets, $28.0 million in net loans, $35.2 million in deposits, and $4.3 million in stockholders' equity.

--------------------------------------------------------------------------------
                                   (Continued)
                                                                             11.

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996
--------------------------------------------------------------------------------

NOTE  2 - BUSINESS COMBINATIONS (Continued)

Following is a reconciliation of interest income, non-interest income and net income previously reported with restated amounts:

                                               Year Ended December 31
                                                1997             1996

(in thousands)
Interest income
  As previously reported                      $  33,995       $  22,401
  Ohio River                                      2,856           1,992
                                              ---------       ---------
  As restated                                 $  36,851       $  24,393
                                              =========       =========

Non-interest income
  As previously reported                      $   4,367       $   1,721
  Ohio River                                        194             114
                                              ---------       ---------
  As restated                                 $   4,561       $   1,835
                                              =========       =========

Net income
  As previously reported                      $   5,608       $   3,723
  Ohio River                                        176            (205)
                                              ---------       ---------
  As restated                                 $   5,784       $   3,518
                                              =========       =========

On November 13, 1997, the Company acquired The Sabina Bank, Sabina, Ohio (Sabina), in a business combination accounted for as a pooling of interests. All of the outstanding shares of Sabina were exchanged for 476,300 shares of the Company's common stock. Based on the date of the acquisition agreement, the market value of the shares exchanged was $7.6 million. The 1997 consolidated financial statements are based on the assumption that the companies were combined for a full year. Prior years presented have been restated to give the effect of the combination. At the date of acquisition, Sabina had $23.8 million in net loans, $36.6 million in total assets, $31.6 million in deposits, and $4.4 million in stockholders' equity.


--------------------------------------------------------------------------------
                                   (Continued)
                                                                             12.

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996
--------------------------------------------------------------------------------

NOTE  2 - BUSINESS COMBINATIONS (Continued)

On December 11, 1997, Sabina completed its purchase and assumption of two branch offices of the Fifth Third Bank of Western, Ohio. Included in the purchase was approximately $23.3 million of deposits from the Ada and Waynesfield, Ohio branches. The net deposits assumed exceeded the cash received by $2.1 million.

On July 1, 1996, the Company acquired all of the outstanding shares of Farmers Deposit Bancorp, Eminence, Kentucky (Farmers Deposit), a one-bank holding company owning all of the shares of Farmers Deposit Bank, for cash. The total acquisition cost exceeded net assets acquired by approximately $5.4 million. The combination was accounted for as a purchase and the results of operations of Farmers Deposit are included in the consolidated financial statements from July 1, 1996. Included in the purchase were $19.3 million in investments, $82.0 million in net loans, $86.8 million in deposits, and $12.5 million in borrowed funds.

NOTE  3 - RESTRICTIONS ON CASH AND DUE FROM BANKS

Included in cash and due from banks are certain non-interest bearing deposits that are held at the Federal Reserve or maintained in vault cash in accordance with average balance requirements specified by the Federal Reserve Board of Governors. The average balance requirement at December 31, 1998 and 1997 was $1,109,000 and $728,000.

NOTE  4 - INVESTMENT SECURITIES

Amortized cost and fair value of investment securities, by category, at December 31, 1998 are as follows:


                                          Amortized       Unrealized      Unrealized         Fair
                                             Cost           Gains           Losses           Value
                                         ------------    ------------    ------------     ------------
Available for sale
  U. S. Treasury securities              $  7,184,532    $     44,376    $       (112)    $  7,228,796
  U. S. agency securities                 125,371,969          45,437        (540,453)     124,876,953
  Obligations of states and political
    subdivisions                            3,691,320         141,750          (2,437)       3,830,633
  Mortgage-backed securities               18,451,999          19,580         (66,537)      18,405,042
  Preferred stock                           2,000,000            --              --          2,000,000
  Other securities                            900,006            --          (101,716)         798,290
                                         ------------    ------------    ------------     ------------

    Total available for sale             $157,599,826    $    251,143    $   (711,255)    $157,139,714
                                         ============    ============    ============     ============



--------------------------------------------------------------------------------
                                   (Continued)
                                                                             13.

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996
--------------------------------------------------------------------------------

NOTE  4 - INVESTMENT SECURITIES (Continued)

                                          Amortized      Unrealized    Unrealized         Fair
                                            Cost           Gains         Losses           Value
                                         -----------    -----------    -----------     -----------
Held to maturity
  U. S. Treasury securities              $   899,400    $    16,069    $      --       $   915,469
  U. S. agency securities                  2,630,499           --          (73,346)      2,557,153
  Obligations of states and political
    subdivisions                          16,473,940        769,999           (594)     17,243,345
  Mortgage-backed securities                  48,153            232            (59)         48,326
                                         -----------    -----------    -----------     -----------
    Total held to maturity               $20,051,992    $   786,300    $   (73,999)    $20,764,293
                                         ===========    ===========    ===========     ===========

Amortized cost and fair value of investment securities, by category, at December 31, 1997 are as follows:

                                          Amortized      Unrealized    Unrealized         Fair
                                            Cost           Gains         Losses           Value
                                         -----------    -----------    -----------     -----------
Available for sale
  U. S. Treasury securities              $16,277,679    $    19,950    $   (14,581)    $16,283,048
  U. S. agency securities                 26,867,490         29,205        (91,461)     26,805,234
  Obligations of states and political
    subdivisions                           3,457,927        109,529         (3,602)      3,563,854
  Mortgage-backed securities               3,629,753           --          (29,225)      3,600,528
  Preferred stock                          2,000,000           --             --         2,000,000
  Other securities                           900,007           --         (105,350)        794,657
                                         -----------    -----------    -----------     -----------
    Total available for sale             $53,132,856    $   158,684    $  (244,219)    $53,047,321
                                         ===========    ===========    ===========     ===========

Held to maturity
  U. S. Treasury securities              $ 1,249,985    $     5,896    $      (849)    $ 1,255,032
  U. S. agency securities                  4,337,802         15,928         (5,422)      4,348,308
  Obligations of states and political
    subdivisions                          14,625,016        499,959        (15,435)     15,109,540
  Mortgage-backed securities                 149,004            905           (420)        149,489
                                         -----------    -----------    -----------     -----------

    Total held to maturity               $20,361,807    $   522,688    $   (22,126)    $20,862,369
                                         ===========    ===========    ===========     ===========


--------------------------------------------------------------------------------
                                   (Continued)
                                                                             14.

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996
--------------------------------------------------------------------------------

NOTE  4 - INVESTMENT SECURITIES (Continued)

The amortized cost and fair value of investment securities at December 31, 1998, by category and contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                 Amortized          Fair
                                                                   Cost             Value
                                                               -------------     -------------
Available for sale
  Due in one year or less                                      $  12,089,373     $  12,112,321
  Due after one year through five years                           85,989,434        85,802,694
  Due after five years through ten years                          36,349,311        36,191,221
  Due after ten years                                              1,819,703         1,830,146
  Mortgage-backed securities                                      18,451,999        18,405,042
  Preferred stock                                                  2,000,000         2,000,000
  Other securities                                                   900,006           798,290
                                                               -------------     -------------

    Total available for sale                                   $ 157,599,826     $ 157,139,714
                                                               =============     =============

Held to maturity
  Due in one year or less                                      $   1,025,446     $   1,039,505
  Due after one year through five years                            9,003,683         9,203,825
  Due after five years through ten years                           6,653,998         6,967,024
  Due after ten years                                              3,320,712         3,505,613
  Mortgage-backed securities                                          48,153            48,326
                                                               -------------     -------------

    Total held to maturity                                     $  20,051,992     $  20,764,293
                                                               =============     =============

Proceeds from sales of investment securities during 1998, 1997 and 1996 were $222,749,694, $277,135,191 and $2,499,125. Gross gains of $232,499, $2,204,483 and $2,070, and gross losses of $7,969, $938 and $611 were realized on those sales.

Investment securities with an approximate carrying value of $45,574,176 and $33,991,908 at December 31, 1998 and 1997 were pledged to secure public deposits, trust funds, securities sold under agreements to repurchase and for other purposes as required or permitted by law.



--------------------------------------------------------------------------------
                                   (Continued)
                                                                             15.

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996
--------------------------------------------------------------------------------

NOTE  5 - LOANS

Major classifications of loans are summarized as follows:


                                                              December 31
                                                        ------------------------
                                                          1998            1997
                                                        --------        --------
                                                             (in thousands)
Commercial, secured by real estate                      $ 86,010        $ 71,818
Commercial, other                                         73,982          48,309
Real estate construction                                  13,374           8,352
Real estate mortgage                                     131,212         103,664
Agricultural                                              15,433          13,232
Consumer and home equity                                  74,215          68,461
Other                                                      4,502             674
                                                        --------        --------
                                                        $398,728        $314,510
                                                        ========        ========

Certain directors and executive officers of the Banks and companies in which they have beneficial ownership, were loan customers of the Banks during 1998 and 1997. Such loans were made in the ordinary course of business at the Banks' normal credit terms and interest rates. An analysis of the 1998 activity with respect to all director and executive officer loans is as follows:

Balance, December 31, 1997                                         $  4,999,373
Additions, including loans now meeting disclosure
  requirements                                                       12,199,146
Amounts collected, including loans no longer meeting
  disclosure requirements                                            (5,624,848)
                                                                   ------------
Balance, December 31, 1998                                         $ 11,573,671
                                                                   ============

Changes in the allowance for loan losses were as follows:


                                                      1998            1997             1996
                                                   -----------     -----------     -----------
Balance, beginning of year                         $ 3,478,761     $ 3,126,610     $ 2,114,146
Allowance related to acquired subsidiaries             115,000               -         812,000
Loans charged off                                   (1,189,665)     (1,305,215)       (977,170)
Recoveries                                             216,078         258,558         224,675
Provision for loan losses                            1,742,393       1,398,808         952,959
                                                   -----------     -----------     -----------
Balance, end of year                               $ 4,362,567     $ 3,478,761     $ 3,126,610
                                                   ===========     ===========     ===========


--------------------------------------------------------------------------------
                                   (Continued)
                                                                             16.

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996
--------------------------------------------------------------------------------


NOTE  5 - LOANS (Continued)

Impaired loans are as follows:


                                                            1998          1997          1996
                                                          -------       --------       -------
Year end loans with no allocated allowance
  for loan losses                                         $ 2,562       $  1,049       $   618
Year end loans with allocated allowance for
  loan losses                                                 791              -           292
                                                          -------       --------       -------
    Total                                                 $ 3,353       $  1,049       $   910
                                                          =======       ========       =======


Amount of the allowance for loan losses allocated         $   659       $    149       $   274

Average of impaired loans during the year                 $   905       $  1,262       $   713
Interest income recognized during impairment                    6             62             2



NOTE  6 - PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

                                                         December 31
                                                -------------------------------
                                                    1998               1997
                                                ------------       ------------
Land                                            $  1,682,547       $  1,289,972
Buildings and leasehold improvements               8,174,472          5,684,913
Furniture and equipment                            7,204,898          6,018,162
                                                ------------       ------------
                                                  17,061,917         12,993,047

Less: accumulated depreciation                    (5,298,194)        (4,529,053)
                                                ------------       ------------

                                                $ 11,763,723       $  8,463,994
                                                ============       ============

NOTE  7 - DEPOSITS

At December 31, 1998, the scheduled maturities of time deposits are as follows:

         1999                            $ 228,492,511
         2000                               58,890,421
         2001                               18,196,660
         2002                                8,028,777
         2003 and thereafter                 2,356,469
                                         -------------
                                         $ 315,964,838
                                         =============


--------------------------------------------------------------------------------
                                   (Continued)
                                                                             17.

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996
--------------------------------------------------------------------------------


NOTE  8 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase generally mature within one to ninety days from the transaction date. Information concerning securities sold under agreements to repurchase is summarized as follows:

                                                           December 31
                                                  -----------------------------
                                                      1998             1997
                                                  ------------     ------------
Year-end balance                                  $  7,772,472     $  6,579,132
Average balance during the year                     20,167,213       49,939,497
Average interest rate during the year                     4.58%            5.51%
Maximum month-end balance during the year         $ 82,754,719     $120,257,123

NOTE  9 - FEDERAL HOME LOAN BANK ADVANCES

The Banks own stock of the Federal Home Loan Bank (FHLB) of Cincinnati, Ohio. This stock allows the Banks to borrow advances from the FHLB which the Banks use to fund loans.

At December 31, 1998 and 1997, $31,898,391 and $15,263,339 represented the balance due on the above advances from the FHLB. All advances are paid either on a monthly basis or at maturity, over remaining terms of one to seventeen years, with interest rates ranging from 4.81% to 8.45%. Advances are secured by the FHLB stock and all single family first mortgage loans of the participating Banks. Scheduled principal payments due on advances during the five years subsequent to December 31, 1998 are as follows: 1999 - $9,941,708; 2000 - $3,431,285; 2001 - $566,190; 2002 - $364,921; 2003 and years thereafter -
$17,594,287.

NOTE  10 - OTHER BORROWED FUNDS

The Company has a $20 million line of credit with a financial institution for general corporate purposes, including acquisitions. The line of credit, expiring April 1999, contains certain covenants and performance terms, all of which have been complied with at December 31, 1998. Interest is payable monthly at LIBOR plus 1.125% and adjusts based on agreed term. Common stock of five of the Company's subsidiary Banks is pledged to secure the agreement. At December 31, 1998, $8 million of the line was advanced. There were no amounts borrowed under this agreement at December 31, 1997.

--------------------------------------------------------------------------------
                                   (Continued)
                                                                             18.

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996
--------------------------------------------------------------------------------

NOTE  11 - GUARANTEED PREFERRED BENEFICIAL INTERESTS IN COMPANY'S
           DEBENTURES

Guaranteed preferred beneficial interests in Company's debentures (Preferred Securities) represent preferred beneficial interests in the assets of PFBI Capital Trust (Trust). The Trust holds certain 9.75% junior subordinated debentures due June 30, 2027 issued by the Company on June 9, 1997. Distributions on the Preferred Securities will be payable at an annual rate of 9.75% of the stated liquidation amount of $25 per Capital Security, payable quarterly. Cash distributions on the Preferred Securities are made to the extent interest on the debentures is received by the Trust. In the event of certain changes or amendments to regulatory requirements or federal tax rules, the Preferred Securities are redeemable in whole. Otherwise, the Preferred Securities are generally redeemable in whole or in part on or after June 30, 2002 at 100% of the liquidation amount. The Trust's obligations under the Preferred Securities are fully and unconditionally guaranteed by the Company.

NOTE  12 - INCOME TAXES

The components of the provision for income taxes are as follows:


                                       1998            1997             1996
                                    -----------     -----------     -----------
Current                             $ 2,349,608     $ 2,348,275     $ 1,599,539
Deferred                               (117,887)        316,664         (80,929)
Change in valuation allowance          (234,967)        (60,000)         70,000
                                    -----------     -----------     -----------

                                    $ 1,996,754     $ 2,604,939     $ 1,588,610
                                    ===========     ===========     ===========

The Company's deferred tax assets and liabilities at December 31, 1998 and 1997 are shown below. No valuation allowance for the realization of deferred tax assets is considered necessary at December 31, 1998.


                                                         1998            1997
                                                      ----------      ----------
Deferred tax assets
  Allowance for loan losses                           $  847,640      $  500,815
  NOL carryforwards                                       95,652         301,952
  Unrealized loss on investment securities               160,074          29,083
  Other                                                  182,951         100,996
                                                      ----------      ----------
    Total deferred tax assets                          1,286,317         932,846


--------------------------------------------------------------------------------
                                   (Continued)
                                                                             19.

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996
--------------------------------------------------------------------------------


NOTE  12 - INCOME TAXES (Continued)


                                                         1998            1997
                                                     ---------        ---------
Deferred tax liabilities
  Depreciation                                        (331,555)        (296,130)
  Change in accounting method                          (39,789)         (77,276)
  Federal Home Loan Bank dividends                    (181,900)        (103,764)
  Other                                                (83,584)         (55,065)
                                                     ---------        ---------
      Total deferred tax liabilities                  (636,828)        (532,235)

Valuation allowance                                       --           (234,967)
                                                     ---------        ---------

    Net deferred tax asset                           $ 649,489        $ 165,644
                                                     =========        =========

At December 31, 1998, two of the subsidiary Banks had net operating loss carryforwards totaling approximately $281,000, which begin expiring in 2003. The utilization of these net operating loss carryforwards is subject to limitations imposed by Section 382 of the Internal Revenue Code.

An analysis of the differences between the effective tax rates and the statutory U.S. federal income tax rate is as follows:

                                              1998                  1997                  1996
                                              ----                  ----                  ----
                                                               (in thousands)
U. S. federal income tax rate         $ 2,618        34.0%   $ 2,852        34.0%   $ 1,736        34.0%
Changes from the statutory rate
  Tax-exempt investment income           (425)       (5.5)      (408)       (5.0)      (295)       (5.6)
  Non-deductible interest expense
    related to carrying tax-exempt
    investments                            57          .7         50          .6         34          .6
  Tax credits                            (149)       (1.9)       (70)       (0.8)       (70)       (1.3)
  Change in valuation allowance          (235)       (3.1)       (60)        (.6)        70         1.3
  Goodwill amortization                   137         1.8        131         1.6         67         1.3
  Other                                    (6)        (.1)       110         1.3         47         0.8
                                      -------        ----    -------        ----    -------        ----

                                      $ 1,997        25.9%   $ 2,605        31.1%   $ 1,589        31.1%
                                      =======                =======                =======

NOTE  13 - EMPLOYEE BENEFIT PLANS

The Company has qualified profit sharing plans which cover substantially all employees. Contributions to the plans consist of a Company match and additional amounts are at the discretion of the Company's Board of Directors. Total contributions to the plans were $180,135, $191,073 and $215,007 in 1998, 1997 and 1996.


--------------------------------------------------------------------------------
                                   (Continued)
                                                                             20.

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996
--------------------------------------------------------------------------------

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

A summary of the Company's stock option activity is as follows:


                                          1998                 1997                 1996
                                   -------------------   ------------------    ------------------
                                              Weighted             Weighted              Weighted
                                              Average              Average               Average
                                              Exercise             Exercise              Exercise
                                   Options     Price     Options    Price      Options    Price
                                   -------     -----     -------    -----      -------    -----
Outstanding at beginning of year    40,000    $  13.00    40,000    $ 13.00         --    $    --

Granted                             20,000       16.50        --         --     40,000      13.00
                                   -------               -------               -------

Outstanding at year end             60,000    $  14.17    40,000    $ 13.00     40,000    $ 13.00
                                   =======               =======               =======

Exercisable at year end             40,000                28,000                14,000

Weighted average remaining life        8.3                   8.5                   9.5


Although the Company has elected to follow APB No. 25, SFAS No. 123, "Accounting for Stock Based Compensation" requires pro forma disclosure of net income and earnings per share as if the Company had accounted for its employee stock options under that Statement. The fair value of each option grant was estimated on the grant date using an option-pricing model.




--------------------------------------------------------------------------------
                                   (Continued)
                                                                             21.

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996
--------------------------------------------------------------------------------

NOTE  13 - EMPLOYEE BENEFIT PLANS (Continued)

Under SFAS No. 123, compensation cost is recognized in the amount of the estimated fair value of the options and amortized to expense over the options' vesting period. The pro forma effect on net income and earnings per share of this statement are as follows:


                                                         1998           1997           1996
                                                         ----           ----           ----
     (in thousands)
Net income
  As reported                                        $   5,704       $   5,784       $   3,518
  Pro forma                                              5,649           5,731           3,493

  Earnings per share
    As reported                                      $    1.09       $    1.11       $     .82
    Pro forma                                             1.08            1.10             .81

  Earnings per share assuming dilution
    As reported                                      $    1.09       $    1.10       $     .82
    Pro forma                                             1.08            1.09             .81

Weighted averages
  Fair value of options granted                      $    4.66       $    5.77       $    2.70
  Risk free interest rate                                5.50%           6.00%           6.50%
  Expected life                                       10 years        10 years        10 years
  Expected volatility                                   17.88%          38.02%          13.97%
  Expected dividend                                  $     .60       $     .60       $     .50


Future pro forma net income will be negatively impacted should the Company choose to grant additional options.

NOTE  14 - RELATED PARTY TRANSACTIONS

During 1998, 1997 and 1996, the Company paid approximately $369,000, $233,000 and $264,000 for printing and supplies from a company affiliated by common ownership. The Company also paid this affiliate approximately $649,000, $339,000 and $317,000 in 1998, 1997 and 1996 to permit the Company's employees to participate in its employee medical benefit plan.

The Company has purchased and currently holds noncumulative perpetual preferred stock with a carrying value of $2,000,000 in a Louisiana bank controlled by the Company's largest stockholder. The dividend rate on the preferred stock is 2% over the prevailing prime rate.


--------------------------------------------------------------------------------
                                   (Continued)
                                                                             22.

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996
--------------------------------------------------------------------------------

NOTE  15 - DIVIDEND LIMITATIONS

The Company's principal source of funds for dividend payments is dividends received from the subsidiary Banks. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year's net profits, as defined, combined with the retained net profits of the preceding two years, subject to the capital requirements as defined below. During 1999, the Banks could, without prior approval, declare dividends of approximately $10,956,000 plus any 1999 net profits retained to the date of the dividend declaration.

NOTE  16 - EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the earnings per common share and earnings per common share assuming dilution computations for 1998, 1997 and 1996 is presented below:

                                                                     Year Ended
                                                     -----------------------------------------
                                                         1998          1997           1996
                                                     ----------     -----------    -----------
Earnings Per Share
  Net income available to common stockholders        $5,703,744     $ 5,783,959    $ 3,517,519
  Weighted average common shares outstanding          5,232,257       5,232,257      4,310,672
  Earnings per share                                 $     1.09     $      1.11    $       .82

Earnings Per Share Assuming Dilution

  Net income available to common stockholders        $5,703,744     $ 5,783,959    $ 3,517,519
  Weighted average common shares outstanding          5,232,257       5,232,257      4,310,672

  Add dilutive effects of assumed exercise of stock
    options                                              14,972          13,074            214
                                                     ----------     -----------    -----------

  Weighted average common and dilutive potential
    common shares outstanding                         5,247,229       5,245,331      4,310,886

    Earnings per share assuming dilution             $     1.09     $      1.10    $       .82

NOTE  17 - STOCKHOLDERS' EQUITY

The Company paid a 5% stock dividend on September 30, 1998 to stockholders of record on September 21, 1998. For comparability, prior earnings per share information has been restated to reflect the 249,027 shares issued as a result.


--------------------------------------------------------------------------------
                                   (Continued)
                                                                             23.

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996
--------------------------------------------------------------------------------

NOTE  17 - STOCKHOLDERS' EQUITY (Continued)

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

NOTE  18 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values of the Company's financial instruments at December 31, 1998 and 1997 are as follows:


                                                     1998                                1997
                                        -------------------------------     -------------------------------
                                          Carrying            Fair            Carrying            Fair
                                           Amount             Value            Amount             Value
Financial assets
 Cash and due from banks                $  20,171,313     $  20,171,000     $  13,050,829     $  13,051,000
 Federal funds sold                        19,406,000        19,406,000        41,246,000        41,246,000
 Investment securities                    177,191,706       177,904,000        73,409,128        73,910,000
 Loans, net                               391,257,059       393,047,000       308,622,838       307,814,000
 Federal Home Loan Bank and
   Federal Reserve stock                    3,415,700         3,416,000         3,033,050         3,033,000


Financial liabilities
 Deposits                               $(523,192,898)    $(526,733,000)    $(358,605,014)    $(360,567,000)
 Securities sold under agreements
   to repurchase                           (7,772,472)       (7,772,000)       (6,579,132)       (6,579,000)
 Federal Home Loan Bank advances          (31,898,391)      (32,163,000)      (15,263,339)      (15,290,000)
 Other borrowed funds                      (8,000,000)       (8,000,000)             --                --
 Guaranteed preferred beneficial
   interests in Company's debentures      (28,750,000)      (28,750,000)      (28,750,000)      (28,750,000)


--------------------------------------------------------------------------------
                                   (Continued)
                                                                             24.

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996
--------------------------------------------------------------------------------

NOTE  18 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

           (Continued)

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

CASH AND DUE FROM BANKS: For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

FEDERAL FUNDS SOLD: For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

INVESTMENT SECURITIES: For investment securities, fair values are based on quoted market prices or dealer quotes.

LOANS: Fair value is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

FEDERAL HOME LOAN BANK AND FEDERAL RESERVE STOCK: For FHLB and Federal Reserve stock, carrying value is a reasonable estimate of fair value.

DEPOSIT LIABILITIES: The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated by discounting future cash flows using the rates currently offered for deposits of similar remaining maturities.

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE: For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

FEDERAL HOME LOAN BANK ADVANCES: Rates currently available to the Company for advances with similar terms and remaining maturities are used to estimate fair value of existing debt.

OTHER BORROWED FUNDS: The carrying value of these borrowings is a reasonable estimate of fair value.

GUARANTEED PREFERRED BENEFICIAL INTERESTS IN COMPANY'S DEBENTURES: The carrying value of these funds is a reasonable estimate of fair value.



--------------------------------------------------------------------------------
                                   (Continued)
                                                                             25.

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996
--------------------------------------------------------------------------------

NOTE  18 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
           (Continued)

COMMITMENTS TO EXTEND CREDIT AND STANDBY LETTERS OF CREDIT: Commitments to extend credit and standby letters of credit represent agreements to lend to a customer at the market rate when the loan is extended. The fair value of commitments and letters of credit are not considered material.

NOTE  19 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

At December 31, 1998 and 1997, the Banks had the following financial instruments whose approximate contract amounts represent credit risk:

                                                          1998            1997
                                                             (in thousands)

Standby letters of credit                               $ 1,010          $ 1,099

Commitments to extend credit                            $34,254          $17,692

Standby letters of credit represent conditional commitments issued by the Banks to guarantee the performance of a third party. The credit risk involved in issuing these letters of credit is essentially the same as the risk involved in extending loans to customers. Collateral held varies but primarily includes real estate and certificates of deposit. Some letters of credit are unsecured.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Outstanding commitments include both fixed and variable rates, substantially all of which at year end approximate current market rates. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Banks evaluate each customer's creditworthiness on a case-by-case basis. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Collateral held varies but may include accounts receivable, inventory, property and equipment, and income producing properties.


--------------------------------------------------------------------------------
                                   (Continued)
                                                                             26.

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996
--------------------------------------------------------------------------------

NOTE  20 - LEGAL PROCEEDINGS

Legal proceedings involving the Company and its subsidiaries periodically arise in the ordinary course of business, including claims by debtors and their related interests against the Company's subsidiaries following initial collection proceedings. These legal proceedings sometimes can involve claims for substantial damages. At December 31, 1998, management is unaware of any legal proceedings, of which the ultimate result would have a material adverse effect upon the consolidated financial statements of the Company.

NOTE  21 - REGULATORY MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Banks to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1998, the Company and the Banks meet all capital adequacy requirements to which they are subject.

As of December 31, 1998, the most recent notification from the Federal Reserve Bank categorized the Company as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum Total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Company's category.



--------------------------------------------------------------------------------
                                   (Continued)
                                                                             27.

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996
--------------------------------------------------------------------------------

NOTE  21 - REGULATORY MATTERS (Continued)

The Company's and the three largest subsidiary Banks' capital amounts and ratios as of December 31, 1998 and 1997 are presented in the table below.


                                                                                  To Be Well
                                                                                  Capitalized
                                                                                 Under Prompt
                                                              For Capital         Corrective
                                             Actual        Adequacy Purposes   Action Provisions
                1998                    Amount     Ratio     Amount    Ratio    Amount     Ratio
                ----                                     (dollars in thousands)

Total Capital (to Risk-Weighted Assets):
  Consolidated                           $66,188   16.2%     $32,660     8.0%   $40,825     10.0%
  Farmers Deposit Bank                    15,297   15.6        7,833     8.0      9,792     10.0
  Boone County Bank                       10,975   17.3        5,068     8.0      6,336     10.0
  Citizens Deposit Bank                   11,730   13.5        6,948     8.0      8,685     10.0

Tier I Capital (to Risk-Weighted Assets):

           Consolidated                  $51,288   12.6%     $16,330     4.0%   $24,495      6.0%
  Farmers Deposit Bank                    14,075   14.4        3,917     4.0      5,875      6.0
  Boone County Bank                       10,817   17.1        2,534     4.0      3,801      6.0
  Citizens Deposit Bank                   10,800   12.4        3,474     4.0      5,211      6.0

Tier I Capital (to Average Assets):
  Consolidated                           $51,288    8.1%     $25,483     4.0%   $31,854      5.0%
  Farmers Deposit Bank                    14,075   10.5        5,350     4.0      6,687      5.0
  Boone County Bank                       10,817    9.3        4,649     4.0      5,812      5.0
  Citizens Deposit Bank                   10,800    9.0        4,775     4.0      5,969      5.0

                1997
                ----

Total Capital (to Risk-Weighted Assets):
  Consolidated                           $76,961   24.5%     $25,091     8.0%   $31,364     10.0%
  Farmers Deposit Bank                    13,019   13.7        7,632     8.0      9,540     10.0
  Citizens Deposit Bank                    9,864   13.0        6,078     8.0      7,599     10.0

Tier I Capital (to Risk-Weighted Assets):
  Consolidated                           $61,914   19.7%     $12,546     4.0%   $18,818      6.0%
  Farmers Deposit Bank                    12,009   12.6        3,816     4.0      5,223      6.0
  Citizens Deposit Bank                    9,036   11.9        3,039     4.0      4,559      6.0

Tier I Capital (to Average Assets):
  Consolidated                           $61,914   13.6%     $18,243     4.0%   $22,804      5.0%
  Farmers Deposit Bank                    12,009    9.7        4,793     4.0      5,991      5.0
  Citizens Deposit Bank                    9,036    8.8        3,885     4.0      4,856      5.0
                                                    9.30


--------------------------------------------------------------------------------
                                   (Continued)
                                                                             28.

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996
--------------------------------------------------------------------------------

NOTE  21 - REGULATORY MATTERS (Continued)

Pro forma capital amounts, in millions, and ratios of the Company assuming the acquisition of Mt. Vernon (Note 2) was completed as of December 31, 1998 are approximately as follows:


                                                                                  To Be Well
                                                                                  Capitalized
                                                                                 Under Prompt
                                                               For Capital         Corrective
                                              Actual        Adequacy Purposes   Action Provisions
                1998                     Amount    Ratio     Amount    Ratio    Amount     Ratio
                ----
Total Capital (to Risk-Weighted Assets)  $  61.6   12.3%      $ 40.0     8%      $ 50.1      10%
Tier I Capital (to Risk-Weighted Assets)    46.7    9.3         20.0     4         30.0       6
Tier I Capital (to Average assets)          46.7    6.1         30.7     4         38.3       5
















--------------------------------------------------------------------------------
                                   (Continued)
                                                                             29.

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996
--------------------------------------------------------------------------------



NOTE  22 - PARENT COMPANY FINANCIAL STATEMENTS

                            Condensed Balance Sheets
                           December 31, 1998 and 1997


                                                            1998         1997
                                                          --------     --------
                                                              (in thousands)
ASSETS
Cash                                                      $    317     $  1,584
Interest bearing deposits in subsidiary banks                 --          4,371
                                                          --------     --------
  Total cash and cash equivalents                              317        5,955

Federal funds sold                                            --         16,340
Investment in subsidiaries                                  83,297       47,043
Investment securities available for sale                     2,000        2,000
Loans                                                         --          5,621
Premises and equipment                                       3,594        2,419
Other assets                                                 2,080        1,546
                                                          --------     --------

TOTAL ASSETS                                              $ 91,288     $ 80,924
                                                          ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Other liabilities                                         $    139     $    167
Other borrowed funds                                         8,000         --
                                                          --------     --------
  Total liabilities                                          8,139          167

Guaranteed preferred beneficial interests in Company's
  debentures                                                28,750       28,750

Stockholders' equity
  Preferred stock                                             --           --
  Common stock                                               1,103          985
  Surplus                                                   43,445       38,795
  Retained earnings                                         10,151       12,283
  Accumulated other comprehensive income (loss),
    net of tax                                                (300)         (56)
                                                          --------     --------
      Total stockholders' equity                            54,399       52,007
                                                          --------     --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 91,288     $ 80,924
                                                          ========     ========


--------------------------------------------------------------------------------
                                   (Continued)
                                                                             30.

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996
--------------------------------------------------------------------------------


NOTE  22 - PARENT COMPANY FINANCIAL STATEMENTS (Continued)

                         Condensed Statements of Income
                  Years Ended December 31, 1998, 1997 and 1996

                                                    1998        1997      1996
                                                  -------     -------    -------
                                                          (in thousands)
Income
  Dividends from subsidiary banks                 $  --       $  --      $   597
  Interest and dividend income                      1,748       4,049        361
  Gain on sale of investment securities               136       2,183       --
  Other income                                      1,620          16         73
                                                  -------     -------    -------
    Total income                                    3,504       6,248      1,031

Expenses
  Interest expense                                  3,593       4,037        167
  Salaries and employee benefits                      461         465        287
  Other expenses                                      684         804        186
                                                  -------     -------    -------
    Total expenses                                  4,738       5,306        640

Income (loss) before income taxes and equity
  in undistributed income of subsidiaries          (1,234)        942        391

Income tax expense (benefit)                         (516)        326        (95)
                                                  -------     -------    -------

Income (loss) before equity in undistributed
  income of subsidiaries                             (718)        616        486

Equity in undistributed income of subsidiaries      6,422       5,168      3,031
                                                  -------     -------    -------

NET INCOME                                        $ 5,704     $ 5,784    $ 3,517
                                                  =======     =======    =======


--------------------------------------------------------------------------------
                                   (Continued)
                                                                             31.

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996
--------------------------------------------------------------------------------

NOTE  22 - PARENT COMPANY FINANCIAL STATEMENTS (Continued)

                       Condensed Statements of Cash Flows
                  Years Ended December 31, 1998, 1997 and 1996


                                                      1998          1997          1996
                                                    ---------     ---------     ---------
                                                                (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                        $   5,704     $   5,784     $   3,517
  Adjustments to reconcile net income to net
    cash from operating activities
      Depreciation                                        134            74            28
      Investment securities gains                        (136)       (2,183)         --
      Equity in undistributed income of
        subsidiaries                                   (6,422)       (5,168)       (3,031)
      Change in other assets                             (534)       (1,453)          286
      Change in other liabilities                         (28)           41            30
                                                    ---------     ---------     ---------
        NET CASH FROM OPERATING ACTIVITIES             (1,282)       (2,905)          830

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of subsidiary banks                        (15,168)         --         (12,622)
  Capital contributed to subsidiaries                 (14,908)       (2,100)       (2,500)
  Purchase of securities available for sale           (87,687)     (273,500)         --
  Proceeds from sale of securities                     87,823       275,683          --
  Net change in federal funds sold                     16,340       (16,340)         --
  Net change in loans                                   5,621        (5,621)         --
  Purchase of premises and equipment                   (1,309)       (1,307)         (618)
                                                    ---------     ---------     ---------
    NET CASH FROM INVESTING ACTIVITIES                 (9,288)      (23,185)      (15,740)

CASH FLOWS FROM FINANCING ACTIVITIES
  Dividends paid                                       (3,068)       (2,406)       (1,817)
  Proceeds from issuance of common stock                 --            --          27,066
  Proceeds from issuance of guaranteed preferred
    beneficial interests in Company's debentures         --          28,750          --
  Proceeds from other borrowed funds                    8,000          --            --
  Repayment of other borrowed funds                      --            --          (5,000)
                                                    ---------     ---------     ---------
    NET CASH FROM FINANCING ACTIVITIES                  4,932        26,344        20,249

Net change in cash and cash equivalents                (5,638)          254         5,339

Cash and cash equivalents at beginning of year          5,955         5,701           362
                                                    ---------     ---------     ---------

CASH AND CASH EQUIVALENTS AT END OF YEAR            $     317     $   5,955     $   5,701
                                                    =========     =========     =========

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

     1.   Financial Statements:

          Independent Auditors Report
          Balance Sheets - December 31, 1998 and 1997
          Statement of Income - Years Ended December 31, 1998, 1997 and 1996 Statements of Changes in Stockholders' Equity - Years Ended December 31, 1998, 1997 and 1996
          Statements of Cash Flows - Years Ended December 31, 1998, 1997 and 1996 Notes to Financial Statements

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

          21   Subsidiaries of registrant

          23.1 Consent of Crowe, Chizek and Company, LLP

(b)   REPORTS ON FORM 8-K

      Form 8-K dated November 13, 1998 reporting consummation of the Company's acquisition from Bank One West Virginia NA, three branches located in Madison, Van and Philippi, West Virginia.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Georgetown, Commonwealth of Kentucky, on the 26th day of March, 1999.

                                       PREMIER FINANCIAL BANCORP, INC.

                                       By: /s/ J. Howell Kelly, President
                                          --------------------------------------
                                          J. Howell Kelly, President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


March 26, 1999   /s/ J. Howell Kelly           Principal Executive, Financial
                 ----------------------------  and Accounting Officer, Director
                 J. Howell Kelly

March 26, 1999   /s/ Toney K. Adkins           Director
                 ----------------------------
                 Toney K. Adkins

March 26, 1999   /s/ Gardner E. Daniel         Director
                 ----------------------------
                 Gardner E. Daniel

March 26, 1999   /s/ E. V. Holder, Jr.         Director
                 ----------------------------
                 E. V. Holder, Jr.

March 26, 1999   /s/ Wilbur M. Jenkins         Director
                 ----------------------------
                 Wilbur M. Jenkins

March 26, 1999   /s/ Benjamin T. Pugh          Director
                 ----------------------------
                 Benjamin T. Pugh

March 26, 1999   /s/ Marshall T. Reynolds      Director
                 ----------------------------
                 Marshall T. Reynolds

March 26, 1999   /s/ Neal Scaggs               Director
                 ----------------------------
                 Neal Scaggs