Form 10-Q
period 1999-03-31
PREMIER FINANCIAL BANCORP INC
filed 1999-05-17
CIK 887919

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       or

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission file number 0-20908

                         PREMIER FINANCIAL BANCORP, INC.
             (Exact name of registrant as specified in its charter)

         KENTUCKY                                        61-1206757
(State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                     Identification No.)

         115 N. HAMILTON STREET
         GEORGETOWN, KENTUCKY                               40324
(address of principal executive officer)                  (Zip Code)

         Registrant's telephone number                 (502) 863-1955

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to filing
requirements for the past 90 days. Yes X   No
                                      ---    ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

         Common stock - 5,232,257 shares outstanding at May 12, 1999.

PART I  - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying information has not been audited by independent public accountants; however, in the opinion of management such information reflects all adjustments necessary for a fair presentation of the results for the interim period. All such adjustments are of a normal and recurring nature.

The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the registrant's annual Form 10-K filing. Accordingly, the reader of the Form 10-Q may wish to refer to the registrant's Form 10-K for the year ended December 31, 1998 for further information in this regard.

Index to consolidated financial statements:


         Consolidated Balance Sheets..................................................    3
         Consolidated Statements of Income............................................    4
         Consolidated Statements of Changes in Stockholders' Equity...................    5
         Consolidated Statements of Cash Flows........................................    6
         Notes to Consolidated Financial Statements...................................    7


                         PREMIER FINANCIAL BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1999 AND DECEMBER 31, 1998
                                 (IN THOUSANDS)

--------------------------------------------------------------------------------

                                                                                       1999               1998
                                                                                       ----               ----
ASSETS
Cash and due from banks                                                           $      23,154      $       20,171
Federal funds sold                                                                       21,584              19,406
Investment securities
   Available for sale                                                                   172,000             157,140
   Held to maturity                                                                      20,262              20,052
Loans                                                                                   512,343             398,728
   Less:  Unearned interest                                                              (2,883)             (3,108)
              Allowance for loan losses                                                  (5,746)             (4,363)
                                                                                  -------------      --------------
   Net loans                                                                            503,714             391,257
FHLB and Federal Reserve stock                                                            3,869               3,416
Premises and equipment, net                                                              14,140              11,764
Real estate and other property acquired through foreclosure                               1,080                 992
Interest receivable                                                                       8,644               8,053
Goodwill and other intangibles                                                           25,439              21,555
Other assets                                                                              5,806               3,938
                                                                                  -------------      --------------

   TOTAL ASSETS                                                                   $     799,692      $      657,744
                                                                                  -------------      --------------
                                                                                  -------------      --------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
   Non-interest bearing                                                           $      68,967      $       62,813
   Time deposits, $100,000 and over                                                      80,646              61,190
   Other interest bearing                                                               501,414             399,190
                                                                                  -------------      --------------
     Total deposits                                                                     651,027             523,193
Securities sold under agreements to repurchase                                            6,737               7,772
Federal Home Loan Bank advances                                                          33,275              31,898
Other borrowed funds                                                                     20,000               8,000
Interest payable                                                                          3,296               2,384
Other liabilities                                                                         2,314               1,348
                                                                                  -------------      --------------
   Total liabilities                                                                    716,649             574,595

Guaranteed preferred beneficial interests in Company's debentures                        28,750              28,750

Stockholders' equity
   Preferred stock, no par value; 1,000,000 shares authorized;
     none issued or outstanding                                                               -                   -
   Common stock, no par value; 10,000,000 shares authorized;
     5,232,257 shares at March 31, 1999 and
     December 31, 1998, issued and outstanding                                            1,103               1,103
   Surplus                                                                               43,445              43,445
   Retained earnings                                                                     10,584              10,151
   Accumulated other comprehensive income                                                  (839)               (300)
                                                                                  --------------     --------------
     Total stockholders' equity                                                          54,293              54,399

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $     799,692      $      657,744
                                                                                  -------------      --------------
                                                                                  -------------      --------------



                                  (Continued)
                                                                              3.

                        CONSOLIDATED STATEMENTS OF INCOME
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                 (IN THOUSANDS)

--------------------------------------------------------------------------------


                                                                                       1999               1998
                                                                                       ----               ----
INTEREST INCOME
  Loans, including fees                                                             $    11,565      $     7,833
  Investment securities
    Taxable                                                                               2,484            1,082
    Tax-exempt                                                                              355              279
  Federal funds sold and other                                                              381              641
                                                                                    -----------      -----------
    Total interest income                                                                14,785            9,835

INTEREST EXPENSE
   Deposits                                                                               6,560            4,189
   Debt and other borrowings                                                              1,507            1,090
                                                                                    -----------      -----------
     Total interest expense                                                               8,067            5,279

Net interest income                                                                       6,718            4,556
Provision for possible loan losses                                                          474              276
                                                                                    -----------      -----------
Net interest income after provision for
   possible loan losses                                                                   6,244            4,280

NON-INTEREST INCOME
   Service charges                                                                          434              312
   Insurance commissions                                                                    124              102
   Investment securities gains                                                               31                2
   Other                                                                                    349               74
                                                                                    -----------      -----------
                                                                                            938              490
NON-INTEREST EXPENSES
   Salaries and employee benefits                                                         2,960            1,538
   Occupancy and equipment expenses                                                         685              503
   Amortization of intangibles                                                              448              154
   Other expenses                                                                         1,427              969
                                                                                    -----------      -----------
                                                                                          5,520            3,164
                                                                                    -----------      -----------
Income before income taxes                                                                1,662            1,606
Provision for income taxes                                                                  444              225
                                                                                    -------------    -----------

NET INCOME                                                                          $     1,218      $     1,381
                                                                                    -------------    -----------
                                                                                    -------------    -----------

Change in net unrealized losses on securities                                              (539)            (274)
                                                                                    -------------    -----------

COMPREHENSIVE INCOME                                                                $       679      $     1,107
                                                                                    -------------    -----------
                                                                                    -------------    -----------

Earnings per share                                                                  $       .23      $       .26
Earnings per share assuming dilution                                                $       .23      $       .26
Weighted average shares outstanding                                                       5,232            5,232



                                  (Continued)
                                                                              4.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        THREE MONTHS ENDED MARCH 31, 1999
                                 (IN THOUSANDS)


                                                                                        Accumulated
                                                                                           Other
                                            Common                      Retained       Comprehensive
                                             Stock        Surplus       Earnings       Income (Loss)      Total
                                             -----        -------       --------       -------------      -----
Balances, January 1, 1999                $    1,103    $    43,445     $    10,151    $       (300)    $     54,399

Net change in unrealized losses on
  securities available for sale                   -              -               -            (539)            (539)

Net income                                        -              -           1,218               -            1,218

Dividends paid - Company ($.15 per
  share)                                          -              -            (785)              -             (785)
                                         ----------    -----------     -----------    ------------     ------------

Balances, March 31, 1999                 $    1,103    $    43,445     $    10,584    $       (839)    $     54,293
                                         ----------    -----------     -----------    ------------     ------------
                                         ----------    -----------     -----------    ------------     ------------



                                  (Continued)
                                                                              5.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                 (IN THOUSANDS)

--------------------------------------------------------------------------------

                                                                                     1999               1998
                                                                                     ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                   $       1,218      $       1,381
   Adjustments to reconcile net income to net cash
     from operating activities
       Depreciation and amortization                                                      971                272
       Provision for loan losses                                                          474                276
       Investment securities losses (gains), net                                          (31)                (2)
  Changes in
     Other assets                                                                         647               (407)
     Other liabilities                                                                  1,174                140
                                                                                -------------      -------------
       Net cash from operating activities                                               4,453              1,660
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of investment securities available for sale                              (62,640)          (117,381)
   Proceeds from sales of investment securities available
     for sale                                                                          23,419                751
   Proceeds from maturities of investment securities available
     for sale                                                                          34,402             12,047
   Purchases of investment securities held to maturity                                 (1,600)            (2,291)
   Proceeds from maturities of investment securities held
     to maturity                                                                        1,391              1,881
   Net change in federal funds sold                                                    10,546             14,023
   Net change in loans                                                                (17,838)            (4,153)
   Purchases of bank premises and equipment                                              (694)              (474)
   Net cash paid Mt. Vernon acquisition                                                (8,579)                 -
                                                                                -------------      -------------
     Net cash used in investing activities                                            (21,593)           (95,597)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net change in deposits                                                               9,167              4,332
   Net change in agreements to repurchase securities                                   (1,635)            75,969
   Advances from Federal Home Loan Bank, net                                            1,376             14,489
   Net change in borrowed funds                                                        12,000                  -
   Dividends paid                                                                        (785)              (748)
                                                                                -------------      -------------
     Net cash from financing activities                                                20,123             94,042
                                                                                -------------      -------------
Net change in cash and cash equivalents                                                 2,983                105

Cash and cash equivalents at beginning of period                                       20,171             13,100
                                                                                -------------      -------------

Cash and cash equivalents at end of period                                      $      23,154      $      13,205
                                                                                -------------      -------------
                                                                                -------------      -------------



                                  (Continued)
                                                                              6.

                        PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

--------------------------------------------------------------------------------

NOTE  1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Premier Financial Bancorp, Inc. (the Company) and its wholly-owned subsidiaries, Georgetown Bancorp, Inc., Georgetown, Kentucky; Citizens Deposit Bank & Trust, Vanceburg, Kentucky; Bank of Germantown, Germantown, Kentucky; Citizens Bank, Sharpsburg, Kentucky; Farmers Deposit Bancorp, Eminence, Kentucky; The Sabina Bank, Sabina, Ohio; Ohio River Bank, Ironton, Ohio; The Bank of Philippi, Inc., Philippi, West Virginia; Boone County Bank, Inc., Madison, West Virginia; and Mt. Vernon Bancshares, Mt. Vernon, Kentucky. In addition, the Company has a data processing service subsidiary, Premier Data Services, Inc., Vanceburg, Kentucky. All material intercompany transactions and balances have been eliminated.

NOTE  2 - BUSINESS COMBINATIONS

On January 20, 1999, the Company completed the purchase of Mt. Vernon Bancshares Inc., the holding company for The Bank of Mt. Vernon (Mt. Vernon), in a cash transaction. Mt. Vernon offers full service banking in Rockcastle and Pulaski counties and has two loan production offices in Madison County, Kentucky. Total acquisition cost was $13.5 million which exceeded the net assets acquired by $4.5 million. At date of acquisition, Mt. Vernon had total assets of $120.1 million, total loans of $96.8 million, and total deposits of $118.7 million.

On June 26, 1998, the Company chartered Boone County Bank, Inc. in Madison, West Virginia, and The Bank of Philippi, Inc. in Philippi, West Virginia, for the purpose of acquiring three branch offices of Banc One Corporation located in Madison, Philippi and Van, West Virginia. Included in the purchase were $150 million in deposits, $9 million in loans and $1.5 million in premises and equipment.

On March 20, 1998, the Company acquired Ohio River Bank (Ohio River) whereby the Company exchanged 297,840 shares of its common stock for all the issued and outstanding shares of Ohio River in a business combination accounted for as a pooling of interests. The accompanying financial statements for 1998 are based on the assumption that the companies were combined for the full year. At the date of acquisition, Ohio River had $40.9 million in total assets, $28.0 million in net loans, $35.2 million in deposits, and $4.3 million in stockholders' equity.

NOTE 3 - STOCK DIVIDEND

The Company paid a 5% stock dividend on September 30, 1998. For comparability, prior per share information has been restated to reflect the 249,027 shares issued as a result.


                                  (Continued)
                                                                              7.

                        PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

--------------------------------------------------------------------------------

NOTE  4 - SECURITIES

Amortized cost and fair value of investment securities, by category, at March 31, 1999 are summarized as follows:


                                                   Amortized        Unrealized        Unrealized           Fair
                                                      Cost             Gains            Losses            Value
                                                      ----             -----            ------            -----
Available for sale
  U. S. Treasury securities                     $        6,781    $           34   $            -    $         6,815
  U. S. agency securities                              142,054                 2           (1,404)           140,652
  Obligations of states and political
    Subdivisions                                         6,132               260                -              6,392
  Asset-backed securities                               15,414                22              (81)            15,355
  Preferred  stock                                       2,000                 -                -              2,000
  Other equity securities                                  900                 -             (114)               786
                                                --------------    --------------   --------------    ---------------
     Total available for sale                   $      173,281    $          318   $       (1,599)   $       172,000
                                                --------------    --------------   --------------    ---------------
                                                --------------    --------------   --------------    ---------------
Held to maturity
  U. S. Treasury securities                     $        1,052    $            8   $            -    $         1,060
  U. S. agency securities                                1,576                 2                -              1,578
  Obligations of states and political
    Subdivisions                                        17,594               596               (5)            18,185
  Asset-backed securities                                   40                 -                -                 40
                                                --------------    --------------   --------------    ---------------
     Total held to maturity                     $       20,262    $         606    $           (5)   $        20,863
                                                --------------    --------------   --------------    ---------------
                                                --------------    --------------   --------------    ---------------



Amortized cost and fair value of investment securities, by category, at December 31, 1998 are summarized as follows:


                                                   Amortized        Unrealized        Unrealized           Fair
                                                      Cost             Gains            Losses            Value
                                                      ----             -----            ------            -----
Available for sale
  U. S. Treasury securities                     $        7,185    $           44   $            -    $         7,229
  U. S. agency securities                              125,372                45             (540)           124,877
  Obligations of states and political
    Subdivisions                                         3,691               142               (2)             3,831
  Asset-backed securities                               18,452                20              (67)            18,405
  Preferred  stock                                       2,000                 -                -              2,000
  Other equity securities                                  900                 -             (102)               798
                                                --------------    --------------   --------------    ---------------
     Total available for sale                   $      157,600    $          251   $         (711)   $       157,140
                                                --------------    --------------   --------------    ---------------
                                                --------------    --------------   --------------    ---------------
Held to maturity
  U. S. Treasury securities                     $          899    $           16   $            -    $           915
  U. S. agency securities                                2,631                 -              (73)             2,558
  Obligations of states and political
    Subdivisions                                        16,474               770               (1)            17,243
  Asset-backed securities                                   48                 -                -                 48
                                                --------------    --------------   --------------    ---------------
     Total held to maturity                     $       20,052    $         786    $          (74)   $        20,764
                                                --------------    --------------   --------------    ---------------
                                                --------------    --------------   --------------    ---------------


                                  (Continued)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

--------------------------------------------------------------------------------

NOTE  5 - LOANS

Major classifications of loans at March 31, 1999 and December 31, 1998 are summarized as follows:


                                                    1999           1998
                                                    ----           ----
                                                        (In Thousands)
Commercial, secured by real estate            $    122,666     $     86,010
Commercial, other                                   91,936           73,982
Real estate construction                            26,018           13,374
Real estate mortgage                               165,037          131,212
Agricultural                                        13,685           15,433
Consumer and home equity                            91,638           74,215
Other                                                1,363            4,502
                                              ------------     ------------

                                              $    512,343     $    398,728
                                              ------------     ------------
                                              ------------     ------------



NOTE  6 - ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for the three months ended March 31, 1999 and 1998 are as follows:


                                                         1999         1998
                                                       -------      -------
Balance, beginning of period                           $ 4,363      $ 3,479
Acquired through purchase of Mt. Vernon Bancshares       1,310           --
Net charge-offs                                           (401)        (155)
Provision for loan losses                                  474          276
                                                       -------      -------

Balance, end of period                                 $ 5,746      $ 3,600
                                                       -------      -------
                                                       -------      -------



NOTE  7 - GUARANTEED PREFERRED BENEFICIAL INTERESTS IN COMPANY'S
          SUBORDINATED DEBENTURES

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         A.     Results of Operations

         Net income for the three months ended March 31, 1999 was $1,218,000 or $0.23 per share compared to net income of $1,381,000 or $0.26 per share for the three months ended March 31, 1998. Results for the quarter reflect charges for amortization of goodwill and other intangibles associated with cash acquisitions totaling $354,000 (after tax) as compared to $136,000 (after tax) in the same period for 1998. Not including these charges, net income for the first quarter 1999 was $1,572,000 or $0.30 per share versus $1,517,000 or $0.29 per share in
1998. Earning assets increased $131 million to $727 million at March 31, 1999 over December 31, 1998. The increase is primarily the result of the first quarter acquisition of Mt. Vernon which provided an additional $124 million in earning assets. Net interest income increased $2,162,000 to $6,718,000 for the three months ended March 31, 1999 compared to $4,556,000 for the same period in 1998. Net interest margin for the three months ending March 31, 1999 was approximately 3.88% as compared to 4.04% for the same period in 1998. The decrease in net interest margin is primarily attributable to the acquisition of the deposit liabilities of the three West Virginia branches. Proceeds from these branches have been placed in lower yielding assets until higher yielding assets can be generated. The returns on stockholders' equity and on average assets were approximately 8.93% and .64% for the three months ended March 31, 1999 compared to 10.49% and 1.15% for the same period in 1998.

         Non-interest income increased $448,000 to $938,000 for the first three months of 1999 compared to the first three months of 1998. The increase is attributable to the West Virginia and Mt. Vernon acquisitions and the expansion of the Company's business.

         Non-interest expenses for the first quarter of 1999 totaled $5,520,000 or 2.9% of average assets on an annualized basis compared to $3,164,000 or 2.6% of average assets for the same period of 1998. This increase in non-interest expense can be primarily attributed to the start up of the new West Virginia banks and their inclusion in the period ending March 31, 1999 along with the Mt. Vernon acquisition.

         Income tax expense was $444,000 for the first quarter of 1999 compared to $225,000 for the first quarter of 1998. The increase in income tax expense can be attributed to the reversal of a $234,000 valuation allowance in the quarter ending March 31, 1998, for deferred tax assets of an acquired subsidiary. Absent this event, the effective tax rate for 1998 was 29%, compared to the 27% effective tax rate for the same period in 1999. Pre-tax income for the period ending March 31, 1999 was $1,662,000, an increase of $56,000 or 3.5% over the $1,606,000 for the same period in 1998.

         B.     Financial Position

         Total assets increased $142.0 million or 21.6% to $799.7 million from December 31, 1998. Excluding the Mt. Vernon acquisition, assets grew approximately $21.9 million or 3.3% since December 31, 1998.

         Cash and cash equivalents at March 31, 1999 were $23.2 million or a $3.0 million increase over the $20.2 million on December 31, 1998. Fed funds sold increased to $21.6 million from $19.4 million during the same period; an increase of $2.2 million, or 11.3%.

         Total loans at March 31, 1999 were $509.5 million compared to $395.6 million at December 31, 1998. Of this $113.9 million increase, approximately $96.8 million is a result of the Mt. Vernon acquisition. Excluding this event, the increase would be $17.1 million, or 4.3%.

         Deposits totaled $651.0 million as of March 31, 1999, an increase of $127.8 million over the December 31, 1998 amount of $523.2 million. Excluding the approximately $118.7 million involved with the Mt. Vernon acquisition, the increase would be $9.1 million, or 1.7%. Noninterest bearing deposits increased $6.2 million, or 9.9%, and interest bearing deposits increased $121.6 million, or 26.4%, during the period December 31, 1998 to March 31, 1999.

         The following table sets forth information with respect to the Company's nonperforming assets at March 31, 1999 and December 31, 1998.


                                                             1999                 1998
                                                             ----                 ----
                                                                   (In Thousands)
Non-accrual loans                                       $        4,872        $      3,500
Accruing loans which are contractually
   past due 90 days or more                                      1,052               1,322
Restructured                                                       104                 105
                                                        --------------        ------------
     Total non-performing loans                                  6,028               4,927

Other real estate acquired through
   Foreclosure                                                   1,080                 961
                                                        --------------        ------------
     Total non-performing assets                        $        7,108        $      5,888

Non-performing loans as a percentage
   of total net loans                                          1.18%                 1.25%

Non-performing assets as a percentage
   of total assets                                              .89%                  .90%



         The provision for possible loan losses and net chargeoffs were $474,000 and $401,000 for the first quarter of 1999 compared to $276,000 and $155,000, respectively, for the first quarter of 1998. The increases in these amounts primarily relate to the increase in average loans between the two periods. The allowance for loan losses at March 31, 1999 was 1.13% of total loans as compared to 1.10% at December 31, 1998.

         C.     Liquidity

         Liquidity objectives for the Company can be expressed in terms of maintaining sufficient cash flows to meet both existing and unplanned obligations in a cost effective manner. Adequate liquidity allows the Company to meet the demands of both the borrower and the depositor on a timely basis, as well as pursuing other business opportunities as they arise. Thus, liquidity management embodies both an asset and liability aspect while attempting to maximize profitability. In order to provide for funds on a current and long-term basis, the Company's subsidiary banks rely primarily on the following sources:

         1. Core deposits consisting of both consumer and commercial deposits and certificates of deposit of $100,000 or more. Management believes that the majority of its $100,000 or more certificates of deposit are no more volatile than its other deposits. This is due to the nature of the markets in which the subsidiaries operate.

         2.     Cash flow generated by repayment of loans and interest.

         3. Arrangements with correspondent banks for purchase of unsecured federal funds.

         4. The sale of securities under repurchase agreements and borrowing from the Federal Home Loan Bank.

         5. Maintenance of an adequate available-for-sale security portfolio. The Company owns $172.0 million of securities at market value as of March 31, 1999. This reflects an increase of $14.9 million or approximately 9.5% from the December 31, 1998 balance of $157.1 million.

         The cash flow statements for the periods presented in the financial statements provide an indication of the Company's sources and uses of cash as well as an indication of the ability of the Company to maintain an adequate level of liquidity.

         D.     Capital

         At March 31, 1999, total shareholders' equity of $54.3 million was 6.8% of total consolidated assets. This compares to total shareholders' equity of $54.4 million or 8.3% of total consolidated assets on December 31, 1998. This decrease in equity to assets ratio is reflective of the increase in asset size as a result of the Mt. Vernon acquisition.

         Tier I capital totaled $48.0 million at March 31, 1999, which represents a Tier I leverage ratio of 6.5%.

         Shown below is a summary of regulatory capital ratios:


                                                                                                  REGULATORY
                                               MARCH 31              DECEMBER 31                    MINIMUM
                                                 1999                   1998                     REQUIREMENTS
------------------------------------------ ----------------- ---------------------------- ----------------------------
Tier I Risk Based Capital Ratio                  9.3%                   12.6%                        4.0%
Total Risk Based Capital Ratio                  12.4%                   16.2%                        8.0%
Leverage Ratio                                   6.5%                   8.1%                         4.0%



         Book value per share was $10.38 at March 31, 1999, and $10.40 at December 31, 1998. An increase in unrealized loss on securities available for sale was largely responsible for the decrease in comprehensive income and corresponding decrease in book value per share.

         The Company declared a first quarter dividend of $0.15 per share, or $785,179 payable March 31, 1999 to shareholders of record as of March 22, 1999.

         E.    Year 2000

         Management has assessed the operational and financial implications of its Year 2000 needs and developed a plan to ensure that data processing systems can properly handle the change. Management has determined that if a business interruption as a result of the Year 2000 issue occurred, such an interruption could be material. The primary effort required to prevent a potential business interruption was the installation of the most current software release from the Company's third party provider and replacement of certain system hardware. The third party software provider has warranted that Year 2000 remediation and testing efforts to become compliant have been successfully completed. Non-compliant hardware has already been replaced through routine hardware upgrades. Management locally installed and tested the current software release before the end of 1998, which completed the Year 2000 plan for mission critical systems. Non-mission critical systems, including systems other than data processing with embedded technology, will continue to be evaluated and if necessary, will be upgraded or replaced. Management projects that the cost of Year 2000 readiness will be approximately $100,000, which is being expensed as incurred. Year 2000 expenses are subject to change and could vary from current estimates if the final requirements for Year 2000 readiness exceed management's expectations.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                 None

Item 2.  Changes in Securities                                             None

Item 3.  Defaults Upon Senior Securities                                   None

Item 4.  Submission of Matters to a vote of Security Holders               None

Item 5.  Other Information                                                 None

Item 6.  Reports on Form 8-K

         Form 8-K dated January 25, 1999 reporting consummation of the Company's acquisition of Mt. Vernon Bancshares, Mt. Vernon, Kentucky.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PREMIER FINANCIAL BANCORP, INC.



Date: May 12, 1999                      /s/ Marshall T. Reynolds
                                        ----------------------------------------
                                        Marshall T. Reynolds
                                        Chairman of the Board



Date: May 12, 1999                      /s/ J. Howell Kelly
                                        ----------------------------------------
                                        J. Howell Kelly
                                        President & Chief Executive Officer