Form 10-Q
period 1999-06-30
PREMIER FINANCIAL BANCORP INC
filed 1999-08-13
CIK 887919

1






                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       or

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

         Common stock - 5,232,257 shares outstanding at August 13, 1999

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

Index to consolidated financial statements:

         Consolidated Balance Sheets......................................................................    3
         Consolidated Statements of Income and Comprehensive Income.......................................    4
         Consolidated Statements of Changes in Stockholders' Equity ......................................    5
         Consolidated Statements of Cash Flows............................................................    6
         Notes to Consolidated Financial Statements.......................................................    7


                         PREMIER FINANCIAL BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1999 AND DECEMBER 31, 1998
                                 (IN THOUSANDS)
                                   (UNAUDITED)

--------------------------------------------------------------------------------

                                                                                           1999                1998

                                                                                           ----                ----
ASSETS
Cash and due from banks                                                           $      23,490      $       20,171
Federal funds sold                                                                        7,885              19,406
Investment securities
   Available for sale                                                                   155,873             157,140
   Held to maturity                                                                      18,952              20,052
Loans                                                                                   535,870             398,728
   Less:  Unearned interest                                                              (3,000)             (3,108)
              Allowance for loan losses                                                  (5,925)             (4,363)
                                                                                  -------------      --------------
   Net loans                                                                            526,945             391,257
FHLB and Federal Reserve Bank stock                                                       3,972               3,416
Premises and equipment, net                                                              14,125              11,764
Real estate and other property acquired through foreclosure                                 948                 992
Interest receivable                                                                       9,046               8,053
Goodwill and other intangibles                                                           25,050              21,555
Other assets                                                                              6,253               3,938
                                                                                  -------------      --------------

   Total assets                                                                   $     792,539      $      657,744
                                                                                  =============      ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
   Non-interest bearing                                                           $      64,488      $       62,813
   Time deposits, $100,000 and over                                                      83,844              61,190
   Other interest bearing                                                               497,856             399,190
                                                                                  -------------      --------------
     Total deposits                                                                     646,188             523,193
Securities sold under agreements to repurchase                                            8,318               7,772
Federal Home Loan Bank advances                                                          31,578              31,898
Other borrowed funds                                                                     20,000               8,000
Interest payable                                                                          3,173               2,384
Other liabilities                                                                         1,602               1,348
                                                                                  -------------      --------------
   Total liabilities                                                                    710,859             574,595

Guaranteed preferred beneficial interests in Company's debentures                        28,750              28,750

Stockholders' equity
   Preferred stock, no par value; 1,000,000 shares authorized;
     none issued or outstanding                                                               -                   -
   Common stock, no par value; 10,000,000 shares authorized;
     5,232,257 shares at June 30, 1999 and
     December 31, 1998, issued and outstanding                                            1,103               1,103
   Surplus                                                                               43,445              43,445
   Retained earnings                                                                     11,110              10,151
   Accumulated other comprehensive income                                                (2,728)               (300)
                                                                                  -------------      --------------
     Total stockholders' equity                                                          52,930              54,399
                                                                                  -------------      --------------

       Total liabilities and stockholders' equity                                 $     792,539      $      657,744
                                                                                  =============      ==============



                                  (continued)
                                                                              3.

                        CONSOLIDATED STATEMENTS OF INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)

--------------------------------------------------------------------------------




                                                           Three Months Ended                      Six Months Ended
                                                               June 30,                                June 30,
                                                           1999              1998              1999              1998
                                                           ----              ----              ----              ----
Interest Income
  Loans, including fees                           $      12,604          $  8,081     $      24,169     $      15,914
  Investment securities
    Taxable                                               2,419             1,749             4,903             2,831
    Tax-Exempt                                              347               297               702               576
  Federal funds sold and other                              302               478               683             1,119
                                                  --------------    --------------    --------------    --------------
    Total interest income                                15,672            10,605            30,457            20,440

Interest Expense
  Deposits                                                6,897             4,319            13,457             8,508
  Debt and other borrowings                               1,530             1,568             3,037             2,658
                                                  --------------    --------------    --------------    --------------
    Total interest expense                                8,427             5,887            16,494            11,166

Net interest income                                       7,245             4,718            13,963             9,274
Provision for possible loan losses                          621               720             1,095               996
                                                  --------------    --------------    --------------    --------------
Net   interest   income  after   provision   for
possible loan losses                                      6,624             3,998            12,868             8,278

Non-interest income
  Service charges                                           516               324               950               636
  Insurance commissions                                     173                98               297               200
  Investment securities gains                               (26)              141                 5               143
  Other                                                     302             1,731               651             1,805
                                                  --------------    --------------    --------------    --------------
                                                            965             2,294             1,903             2,784
Non-interest expenses
  Salaries and employee benefits                          2,954             1,900             5,914             3,438
  Occupancy and equipment expenses                          809               461             1,494               964
  Amortization of intangibles                               392               161               840               310
  Other expenses                                          1,573             1,333             3,000             2,307
                                                  --------------    --------------    --------------    --------------
                                                          5,728             3,855            11,248             7,019
                                                  --------------    --------------    --------------    --------------
Income before income taxes                                1,861             2,437             3,523             4,043
Provision for income taxes                                  550               795               994             1,020
                                                  --------------    --------------    --------------    --------------

Net income                                        $       1,311     $       1,642     $       2,529     $       3,023
                                                  =============     =============     =============     =============

Other comprehensive income(loss) net of tax
  Change in net unrealized losses
    on securities                                 $     (1,906)     $         386     $      (1,998)    $         122
  Reclassification of realized amount                       17                (93)             (430)              (94)
                                                  ------------      -------------     -------------     -------------
Net unrealized gain (loss)recognized
  in comprehensive income                               (1,889)               293            (2,428)               28
                                                  ------------      -------------     -------------     -------------
Comprehensive income                                  $   (578)          $  1,935           $   101          $  3,051
                                                  ============      =============     =============     =============
Earnings per share                                        $.25               $.31              $.48              $.57
Earnings per share assuming dilution                      $.25               $.31              $.48              $.57
Weighted average shares outstanding                      5,232              5,232             5,232             5,232



                                  (Continued)
                                                                              4.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 1999
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                                        Accumulated
                                                                                           Other
                                            Common                      Retained       Comprehensive
                                             Stock        Surplus       Earnings       Income (Loss)      Total

Balances, January 1, 1999                $    1,103    $    43,445     $    10,151    $       (300)    $     54,399

Net change in unrealized gains/(losses) on
  securities available for sale                   -              -               -          (2,428)          (2,428)

Net income                                        -              -           2,529               -            2,529

Dividends paid - Company ($.30 per
  share)                                          -              -          (1,570)              -           (1,570)
                                         ----------    -----------     -----------    ------------     ------------

Balances, June 30, 1999                  $    1,103    $    43,445     $    11,110    $     (2,728)    $     52,930
                                         ==========    ===========     ===========    ============     ============




                                  (Continued)
                                                                              5.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                 (IN THOUSANDS)
                                   (UNAUDITED)

--------------------------------------------------------------------------------



                                                                                         1999               1998
                                                                                         ----               ----
Cash flows from operating activities
   Net income                                                                   $       2,529      $       3,023
   Adjustments to reconcile net income to net cash
     from operating activities
       Depreciation and amortization                                                    1,654                682
       Provision for loan losses                                                        1,095                996
       Investment securities losses (gains), net                                           (5)              (143)
       Federal Home Loan Bank Stock Dividends                                            (120)               (95)
  Changes in
     Other assets                                                                         595             (1,040)
     Other liabilities                                                                    339                597
                                                                                -------------      -------------
       Net cash from operating activities                                               6,087              4,020
Cash flows from investing activities
   Purchases of investment securities available for sale                              (75,142)          (264,737)
   Proceeds from sales of investment securities available
     for sale                                                                          39,901             90,573
   Proceeds from maturities of investment securities available
     for sale                                                                          43,644             17,578
   Purchases of investment securities held to maturity                                 (1,511)            (3,267)
   Proceeds from maturities of investment securities held
     to maturity                                                                        2,614              3,542
   Purchase of FHLB and Federal Reserve Bank stock                                        (44)               (95)
   Net change in federal funds sold                                                    24,245             19,215
   Net change in loans                                                                (41,320)           (18,170)
   Net purchases of bank premises and equipment                                          (960)            (1,069)
   Cash acquired(paid) in acquisitions                                                 (8,579)           124,710
                                                                                -------------      -------------
     Net cash used in investing activities                                            (17,152)           (31,720)

Cash flows from financing activities
   Net change in deposits                                                               4,328              5,152
   Net change in agreements to repurchase securities                                      (54)             1,511
   Advances from Federal Home Loan Bank, net                                             (320)            16,373
   Net change in borrowed funds                                                        12,000              8,000
   Dividends paid                                                                      (1,570)            (1,496)
                                                                                -------------      -------------
     Net cash from financing activities                                                14,384             29,540
                                                                                -------------      -------------
Net change in cash and cash equivalents                                                 3,319              1,840

Cash and cash equivalents at beginning of period                                       20,171             13,351
                                                                                -------------      -------------

Cash and cash equivalents at end of period                                      $      23,490      $      15,191
                                                                                =============      =============




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

Certain amounts have been reclassified in the prior financial statements to conform with the current period classifications. The reclassifications had no effect on net income or stockholders' equity as previously reported.

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

                                  (Continued)
                                                                              7.

                        PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

--------------------------------------------------------------------------------

NOTE  4 - SECURITIES

Amortized cost and fair value of investment securities, by category, at June 30, 1999 are summarized as follows:



                                                   Amortized        Unrealized        Unrealized           Fair
                                                      Cost             Gains            Losses            Value
Available for sale                                                         (In Thousands)
  U. S. Treasury securities                     $        4,756    $           11   $           (2)   $         4,765
  U. S. agency securities                              129,633                 -           (3,501)           126,132
  Obligations of states and political
    Subdivisions                                         7,660                58              (12)             7,706
  Asset-backed securities                               15,064                 1             (559)            14,506
  Preferred  stock                                       2,000                 -                -              2,000
  Other equity securities                                  900                 -             (136)               764
                                                --------------    --------------   --------------    ---------------
     Total available for sale                   $      160,013    $           70   $       (4,210)   $       155,873
                                                ==============    ==============   ==============    ===============

Held to maturity
  U. S. Treasury securities                     $        1,052    $            3   $           (1)   $         1,054
  U. S. agency securities                                  891                 1              (18)               874
  Obligations of states and political
    Subdivisions                                        16,975               389             (140)            17,224
  Asset-backed securities                                   34                 -               (1)                33
                                                --------------    --------------   --------------    ---------------
     Total held to maturity                     $       18,952    $          393    $        (160)   $        19,185
                                                ==============    ==============   ==============    ===============



Amortized cost and fair value of investment securities, by category, at December 31, 1998 are summarized as follows:



                                                   Amortized        Unrealized        Unrealized           Fair
                                                      Cost             Gains            Losses            Value
Available for sale                                                         (In Thousands)
  U. S. Treasury securities                     $        7,185    $           44   $            -    $         7,229
  U. S. agency securities                              125,372                45             (540)           124,877
  Obligations of states and political
    Subdivisions                                         3,691               142               (2)             3,831
  Asset-backed securities                               18,452                20              (67)            18,405
  Preferred  stock                                       2,000                 -                -              2,000
  Other equity securities                                  900                 -             (102)               798
                                                --------------    --------------   --------------    ---------------
     Total available for sale                   $      157,600    $          251   $         (711)   $       157,140
                                                ==============    ==============   ==============    ===============

Held to maturity
  U. S. Treasury securities                     $          899    $           16   $            -    $           915
  U. S. agency securities                                2,631                 -              (73)             2,558
  Obligations of states and political
    Subdivisions                                        16,474               770               (1)            17,243
  Asset-backed securities                                   48                 -                -                 48
                                                --------------    --------------   --------------    ---------------
     Total held to maturity                     $       20,052    $          786   $          (74)   $        20,764
                                                ==============    ==============   ==============    ===============



                                  (Continued)
                                                                              8.

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

--------------------------------------------------------------------------------

NOTE  5 - LOANS

Major classifications of loans at June 30, 1999 and December 31, 1998 are summarized as follows:

                                                             1999           1998
                                                             ----           ----
                                                                (In Thousands)

Commercial, secured by real estate                 $    122,663     $     86,010
Commercial, other                                        91,214           77,684
Real estate construction                                 25,907           13,374
Real estate mortgage                                    176,988          131,212
Agricultural                                             16,610           15,433
Consumer and home equity                                101,706           74,215
Other                                                       782              800
                                                   ------------     ------------
                                                   $    535,870     $    398,728
                                                   ============     ============


NOTE  6 - ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses are as follows:



                                            Three Months Ended               Six Months Ended
                                            June 30       June 30        June 30          June 30
                                             1999          1998           1999             1998
                                             ----          ----           ----             ----
                                                              (In Thousands)

Balances, beginning of period            $    5,746    $     3,600     $     4,363    $      3,479
Acquired                                         -             115           1,310             115
Net charge-offs                                (442)          (227)           (843)           (382)
Provision for loan losses                       621            720           1,095             996
                                         ----------    -----------     -----------    ------------

Balances, end of period                  $    5,925    $     4,208     $     5,925    $      4,208
                                         ==========    ===========     ===========    ============


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


                                  (Continued)
                                                                              9.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

         A.     Results of Operations

         Net income for the six months ended June 30, 1999 was $2,529,000 or $0.48 per share compared to net income of $3,023,000 or $0.57 per share for the six months ended June 30, 1998. Results for the six months ended June 30, 1999 reflect charges for amortization of goodwill and other intangibles associated with cash acquisitions totaling $654,000 (after tax) as compared to $281,000 (after tax) in the same period for 1998. Not including these charges, net income for the first six months in 1999 was $3,183,000 or $0.61 per share versus $3,305,000 or $0.63 per share in 1998. Also contributing to the 1998 period was a one-time fee in the amount of $858,000 (after tax) earned in connection with the sale of branch offices in West Virginia. Excluding this item, the results for the six month period ended June 30, 1998 before charges for amortization of goodwill and other intangibles was, $2,447,000 or $0.47 per share. For the three months ended June 30, 1999, net income totaled $1,311,000 or $.25 per share compared to $1,642,000 or $.31 per share for the same period in 1998.

         Net interest income increased $4,689,000 to $13,963,000 for the six months ended June 30, 1999 compared to $9,274,000 for the same period in 1998. Net interest income increased $2,527,000 to $7,245,000 for the three months ended June 30, 1999 compared to the $4,718,000 reported in the three months ended June 30, 1998. Net interest margin on a tax equivalent basis for the six months ending June 30, 1999 was approximately 4.02% as compared to 4.04% for the same period in 1998. The decrease in net interest margin is primarily attributable to the acquisition of the deposit liabilities of the three West Virginia branches. Proceeds from these branches have been placed in lower yielding assets until higher yielding assets can be generated. The returns on stockholders' equity and on average assets were approximately 9.30% and .65% for the six months ended June 30, 1999 compared to 11.4% and 1.22% for the same period in 1998. Not including the charges for amortization of goodwill and other intangibles and the one-time fee discussed above, the returns on stockholders' equity and on average assets were approximately 11.71% and .82% for the six months ended June 30, 1999, compared to 9.23% and .99% for the same period in 1998.

         Non-interest income decreased $881,000 to $1,903,000 for the first six months of 1999 compared to the first six months of 1998. Non-interest income decreased $1,329,000 to $965,000 for the three months ended June 30, 1999 compared to $2,294,000 for the same period in 1998. The decrease is primarily attributable to the one-time fee in the amount of approximately $1,300,000 that was recognized in the second quarter of 1998 in connection with the West Virginia acquisitions. Exclusive of this fee, non-interest income for the first six months of 1999 increased $419,000 or 28.3% compared to the same period for 1998.

                                  (Continued)
                                                                             10.

         Non-interest expenses for the first half of 1999 totaled $11,248,000 or 2.9% of average assets on an annualized basis compared to $7,019,000 or 2.8% of average assets for the same period of 1998. Non-interest expenses increased $1,873,000 for the three months ended June 30, 1999 to $5,728,000 compared to $3,855,000 for the three months ended June 30, 1998. This increase in non-interest expense can be primarily attributed to the start up of the new West Virginia banks and their inclusion in the entire three month and six month periods ending June 30, 1999 along with the Mt. Vernon acquisition.

         Income tax expense was $994,000 for the first six months of 1999 compared to $1,020,000 for the first six months of 1998. For the three month period ended June 30, 1999, income tax expense decreased $245,000 to $550,000 compared to $795,000 for the three months ended June 30, 1998. The decrease in income tax expense can be attributed to the decrease in income before taxes, primarily as a result of the inclusion of the approximately $1.3 million one-time fee in the six month period ended June 30, 1998. The effective tax rate through June 30, 1999 was approximately 28%, compared to the 25% effective tax rate for the same period in 1998. Included in the 1998 period is a reduction in income tax expense in the amount of $234,000 as the result of a reversal of a valuation allowance for deferred tax assets of an acquired subsidiary bank.

B.  Financial Position

         Total assets  increased  $134.8 million or 20.5% to $792.5 million from
December  31,  1998.   Excluding  the  Mt.  Vernon   acquisition,   assets  grew
approximately $14.7 million or 2.2% since December 31, 1998.

         Cash and cash equivalents at June 30, 1999 were $23.5 million or a $3.3 million increase over the $20.2 million on December 31, 1998. Fed funds sold decreased to $7.9 million from $19.4 million during the same period; a decrease of $11.5 million. Total earning assets increased $124.0 million, or 20.8%, to $719.6 million from $595.6 million on December 31, 1998.

         Total loans at June 30, 1999 were $532.9 million compared to $395.6 million at December 31, 1998. Of this $137.3 million increase, approximately $96.8 million is a result of the Mt. Vernon acquisition. Excluding this event, the increase would be $40.5 million, or 10.2%.

         Deposits totaled $646.2 million as of June 30, 1999, an increase of $123.0 million over the December 31, 1998 amount of $523.2 million. Excluding the approximately $118.7 million involved with the Mt. Vernon acquisition, the increase would be $4.3 million. Noninterest bearing deposits increased $1.7 million, or 2.7%, and interest bearing deposits increased $121.3 million, or 26.3%, during the period December 31, 1998 to June 30, 1999.


                                  (Continued)
                                                                             11.

    The following table sets forth information with respect to the Company's nonperforming assets at June 30, 1999 and December 31, 1998.




                                                             1999                 1998
                                                             ----                 ----
                                                                    (In Thousands)

Non-accrual loans                                       $        6,241        $      3,500
Accruing loans which are contractually
   past due 90 days or more                                      1,469               1,322
Restructured                                                       102                 105
                                                        --------------        ------------
     Total non-performing loans                                  7,812               4,927

Other real estate acquired through
   Foreclosure                                                     948                 961
                                                        --------------        ------------
     Total non-performing assets                        $        8,760        $      5,888

Non-performing loans as a percentage
   of total loans                                                 1.47%               1.25%

Non-performing assets as a percentage
   of total assets                                                1.11%                .90%



         The provision for possible loan losses decreased from $720,000 for the three months ended June 30, 1998 to $621,000 for the three months ended June 30, 1999. The provision for possible loan losses and net chargeoffs was $1,095,000 and $843,000 for the first six months of 1999 compared to $996,000 and $382,000, respectively, for the six months period ended June 30, 1998. The increases in these amounts primarily relate to the increase in average loans between the two periods. The allowance for loan losses at June 30, 1999 was 1.11% of total loans as compared to 1.10% at December 31, 1998.

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

                                  (Continued)
                                                                             12.

         4. The sale of securities under repurchase agreements and borrowing from the Federal Home Loan Bank.

         5.  Maintenance of an adequate  available-for-sale security
             portfolio.   The  Company   owns   $155.9   million  of
             securities at market value as of June 30, 1999.

         The cash flow statements for the periods presented in the financial statements provide an indication of the Company's sources and uses of cash as well as an indication of the ability of the Company to maintain an adequate level of liquidity.

         D.     Capital

         At June 30, 1999, total shareholders' equity of $52.9 million was 6.7% of total consolidated assets. This compares to total shareholders' equity of $54.4 million or 8.3% of total consolidated assets on December 31, 1998. This decrease in equity to assets ratio is reflective of the increase in asset size as a result of the Mt. Vernon acquisition.

         Tier I capital totaled $49.0 million at June 30, 1999, which represents a Tier I leverage ratio of 6.3%.

Shown below is a summary of regulatory capital ratios:



                                                                                                  Regulatory
                                               June 30               December 31                    Minimum
                                                 1999                   1998                     Requirements
--------------------------------           ----------------   -----------------------      -------------------------
Tier I Risk Based Capital Ratio                  9.2%                   12.6%                        4.0%
Total Risk Based Capital Ratio                  12.3%                   16.2%                        8.0%
Leverage Ratio                                   6.3%                    8.1%                        4.0%



         Book value per share was $10.12 at June 30, 1999, and $10.40 at December 31, 1998. An increase in unrealized loss on securities available for sale was largely responsible for the decrease in comprehensive income and corresponding decrease in book value per share.

     The Company declared a second quarter dividend of $0.15 per share, or $784,839 payable June 30, 1999 to shareholders of record as of June 15, 1999.



                                  (Continued)
                                                                             13.

E.    Year 2000

         Management has assessed the operational and financial implications of its Year 2000 needs and developed a plan to ensure that data processing systems can properly handle the change. This formal program is comprised of five phases:
(1) Awareness; (2) Assessment; (3) Renovation; (4) Validation and (5) Implementation. The Company and its subsidiaries have been subject to examination with respect to their Year 2000 compliance by various state and federal agencies including the Federal Reserve Board, the Federal Deposit Insurance Corporation, and State banking agencies. Management has determined that if a business interruption as a result of the Year 2000 issue occurred, such an interruption could be material.

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

         Premier must also rely on the Year 2000 readiness of additional third parties such as public utilities and governmental units that provide important ongoing services to the Company. Management has therefore developed and implemented contingency plans in the event these third party services are disrupted and need to be resumed.

         The cost of Year 2000 readiness was approximately $100,000, which was expensed as incurred. Management projects additional Year 2000 expenses to be minimal, however Year 2000 expenses are subject to change and could vary from current estimates if the final requirements for Year 2000 readiness exceed management's expectations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     The Company currently does not engage in any derivative or hedging activity. Refer to the Company's 1998 10-K for analysis of the interest rate sensitivity.

PART II - OTHER INFORMATION

     Item 1. Legal Proceedings                                              None

     Item 2. Changes in Securities                                          None

     Item 3. Defaults Upon Senior Securities                                None

     Item 4. Submission of Matters to a vote of Security Holders            None

          (a) Annual Meeting of the Shareholders was held June 8, 1999.

          (b) The following were elected as directors of the Corporation for a term of one year.

              (1)     J. Howell Kelly
              (2)     Marshall T. Reynolds
              (3)     Gardner E. Daniel
              (4)     Toney Adkins
              (5)     Benjamin T. Pugh
              (6)     Wilbur M. Jenkins
              (7)     E. V. Holder, Jr.
              (8)     Neal Scaggs

       (c) Ratification of Crowe, Chizek and Company, LLP as independent auditors of the Corporation for 1999. Votes for 4,670,365; votes against 6,436; votes abstaining 555,456.

          Item 5. Other Information                                         None

          Item 6. Reports on Form 8-K                                       None

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            PREMIER FINANCIAL BANCORP, INC.



Date: August 13, 1999                       /s/ Marshall T. Reynolds
                                            ------------------------------------
                                            Marshall T. Reynolds
                                            Chairman of the Board



Date: August 13, 1999                       /s/ J. Howell Kelly
                                            ------------------------------------
                                            J. Howell Kelly
                                            President & Chief Executive Officer