Form 10-Q
period 1999-09-30
PREMIER FINANCIAL BANCORP INC
filed 1999-11-15
CIK 887919

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999
                                       or

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

         Common stock - 5,232,257 shares outstanding at November 12, 1999

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


                         PREMIER FINANCIAL BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                                 (IN THOUSANDS)
                                   (UNAUDITED)

--------------------------------------------------------------------------------

                                                                                       1999               1998
                                                                                       ----               ----
ASSETS
Cash and due from banks                                                           $      24,468      $       20,171
Federal funds sold                                                                       15,217              19,406
Investment securities
   Available for sale                                                                   157,146             157,140
   Held to maturity                                                                      18,993              20,052
Loans                                                                                   554,954             398,728
   Less:  Unearned interest                                                              (1,642)             (3,108)
          Allowance for loan losses                                                      (6,841)             (4,363)
                                                                                  -------------      --------------
   Net loans                                                                            546,471             391,257
FHLB and Federal Reserve Bank stock                                                       4,053               3,416
Premises and equipment, net                                                              14,665              11,764
Real estate and other property acquired through foreclosure                               1,379                 992
Interest receivable                                                                       9,667               8,053
Goodwill and other intangibles                                                           24,701              21,555
Other assets                                                                              6,859               3,938
                                                                                  -------------      --------------

   Total assets                                                                   $     823,619      $      657,744
                                                                                  =============      ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
   Non-interest bearing                                                           $      64,697      $       62,813
   Time deposits, $100,000 and over                                                      95,865              61,190
   Other interest bearing                                                               506,239             399,190
                                                                                  -------------      --------------
     Total deposits                                                                     666,801             523,193
Securities sold under agreements to repurchase                                           17,086               7,772
Federal Home Loan Bank advances                                                          32,775              31,898
Other borrowed funds                                                                     20,000               8,000
Interest payable                                                                          3,620               2,384
Other liabilities                                                                         1,928               1,348
                                                                                  -------------      --------------
   Total liabilities                                                                    742,210             574,595

Guaranteed preferred beneficial interests in Company's debentures                        28,750              28,750

Stockholders' equity
   Preferred stock, no par value; 1,000,000 shares authorized;
     none issued or outstanding                                                               -                   -
   Common stock, no par value; 10,000,000 shares authorized;
     5,232,257 shares at September 30, 1999 and
     December 31, 1998, issued and outstanding                                            1,103               1,103
   Surplus                                                                               43,445              43,445
   Retained earnings                                                                     11,096              10,151
   Accumulated other comprehensive income                                                (2,985)               (300)
                                                                                  -------------      --------------
     Total stockholders' equity                                                          52,659              54,399
                                                                                  -------------      --------------

       Total liabilities and stockholders' equity                                 $     823,619      $      657,744
                                                                                  =============      ==============

                                 (continued)                                  3.

                         PREMIER FINANCIAL BANCORP, INC.
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                                          Three Months Ended                  Nine Months Ended

                                                             September 30,                      September 30,
                                                         1999              1998              1999              1998
                                                           ----              ----              ----              ----
Interest Income
  Loans, including fees                           $      13,046          $  8,602     $      37,215      $     24,516
  Investment securities
    Taxable                                               2,285             3,067             7,188             5,898
    Tax-Exempt                                              358               283             1,060               859
  Federal funds sold and other                              247               504               930             1,623
                                                  --------------    --------------    --------------    --------------
    Total interest income                                15,936            12,456            46,393            32,896

Interest Expense
  Deposits                                                6,977             5,318            20,434            13,826
  Debt and other borrowings                               1,564             1,865             4,601             4,523
                                                  --------------    --------------    --------------    --------------
    Total interest expense                                8,541             7,183            25,035            18,349

Net interest income                                       7,395             5,273            21,358            14,547
Provision for possible loan losses                        1,648               299             2,743             1,295
                                                  --------------    --------------    --------------    --------------
Net interest income after provision for
possible loan losses                                      5,747             4,974            18,615            13,252

Non-interest income
  Service charges                                           510               486             1,460             1,122
  Insurance commissions                                     153               124               450               324
  Investment securities gains                                 2                 8                 7               151
  Other                                                     235               219               886             2,024
                                                  --------------    --------------    --------------    --------------
                                                            900               837             2,803             3,621
Non-interest expenses
  Salaries and employee benefits                          2,730             2,141             8,644             5,579
  Occupancy and equipment expenses                          743               651             2,237             1,615
  Amortization of intangibles                               392               334             1,232               644
  Other expenses                                          1,659               889             4,659             3,196
                                                  --------------    --------------    --------------    --------------
                                                          5,524             4,015            16,772            11,034
                                                  --------------    --------------    --------------    --------------
Income before income taxes                                1,123             1,796             4,646             5,839
Provision for income taxes                                  352               505             1,346             1,526
                                                  --------------    --------------    --------------    --------------

Net income                                        $         771     $       1,291     $       3,300     $       4,313
                                                  ==============    ==============    ==============    ==============

Other comprehensive income(loss) net of tax
  Change in net unrealized losses on
   securities                                     $        (256)    $         392     $      (2,680)    $         628
  Reclassification of realized amount                        (1)               (5)               (5)             (100)
                                                  --------------    --------------    --------------    --------------
  Net unrealized gain (loss)recognized
   in comprehensive income                                 (257)              387            (2,685)              528
                                                  --------------    --------------    --------------    --------------
Comprehensive income                              $         514     $       1,678     $         615     $       4,841
                                                  ==============    ==============    ==============    ==============

Earnings per share                                         $.15              $.25              $.63              $.82
Earnings per share assuming dilution                       $.15              $.25              $.63              $.82
Weighted average shares outstanding                       5,232             5,232             5,232             5,232


                                 (Continued)                                  4.

                         PREMIER FINANCIAL BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 1999
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                        Accumulated
                                                                                           Other
                                            Common                      Retained       Comprehensive
                                             Stock        Surplus       Earnings       Income (Loss)      Total
Balances, January 1, 1999                $    1,103    $    43,445     $    10,151    $       (300)    $     54,399

Net change in unrealized gains/(losses) on
  securities available for sale                   -              -               -          (2,685)          (2,685)

Net income                                        -              -           3,300               -            3,300

Dividends paid - Company ($.45 per
  share)                                          -              -          (2,355)              -           (2,355)
                                         ----------    -----------     -----------    ------------     ------------

Balances, September 30, 1999             $    1,103    $    43,445     $    11,096    $     (2,985)    $     52,659
                                         ==========    ===========     ===========    ============     ============


                                 (Continued)                                  5.

                         PREMIER FINANCIAL BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                 (IN THOUSANDS)
                                   (UNAUDITED)

--------------------------------------------------------------------------------

                                                                                     1999               1998
                                                                                     ----               ----
Cash flows from operating activities
   Net income                                                                   $       3,300      $       4,313
   Adjustments to reconcile net income to net cash
     from operating activities
       Depreciation and amortization                                                    2,344                668
       Provision for loan losses                                                        2,743              1,295
       Investment securities losses (gains), net                                           (7)              (151)
       Federal Home Loan Bank Stock Dividends                                            (201)              (135)
  Changes in
     Other assets                                                                        (500)            (1,308)
     Other liabilities                                                                  1,112                (91)
                                                                                -------------      --------------
       Net cash from operating activities                                               8,791              4,591

Cash flows from investing activities
   Purchases of investment securities available for sale                              (81,215)          (614,756)
   Proceeds from sales of investment securities available
     for sale                                                                          39,901            109,284
   Proceeds from maturities of investment securities available
     for sale                                                                          48,090            363,636
   Purchases of investment securities held to maturity                                 (1,918)            (3,993)
   Proceeds from maturities of investment securities held
     to maturity                                                                        2,976              4,341
   Purchase of FHLB and Federal Reserve Bank stock                                        (44)               (95)
   Net change in federal funds sold                                                    16,913             30,018
   Net change in loans                                                                (62,925)           (41,613)
   Net purchases of bank premises and equipment                                        (1,869)            (2,316)
   Cash acquired(paid) in acquisitions                                                 (8,579)           125,010
                                                                                -------------      -------------
     Net cash used in investing activities                                            (48,670)           (30,484)

Cash flows from financing activities
   Net change in deposits                                                              24,940              5,355
   Net change in agreements to repurchase securities                                    8,714              1,624
   Advances from Federal Home Loan Bank, net                                              877             18,255
   Net change in other borrowed funds                                                  12,000              8,000
   Dividends paid                                                                      (2,355)            (2,283)
                                                                                -------------      -------------
     Net cash from financing activities                                                44,176             30,951
                                                                                -------------      -------------
Net change in cash and cash equivalents                                                 4,297              5,058

Cash and cash equivalents at beginning of period                                       20,171             13,051
                                                                                -------------      -------------

Cash and cash equivalents at end of period                                      $      24,468      $      18,109
                                                                                =============      =============


                                 (Continued)                                  6.

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

NOTE  2 - BUSINESS COMBINATIONS

On January 20, 1999, the Company completed the purchase of Mt. Vernon Bancshares Inc., the holding company for The Bank of Mt. Vernon (Mt. Vernon), in a cash transaction. Mt. Vernon offers full service banking in the central Kentucky counties of Rockcastle, Pulaski, and Madison. Total acquisition cost was $13.5 million which exceeded the net assets acquired by $4.5 million. At date of acquisition, Mt. Vernon had total assets of $120.1 million, total loans of $96.8 million, and total deposits of $118.7 million.

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

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

--------------------------------------------------------------------------------

NOTE  4 - SECURITIES

Amortized cost and fair value of investment securities, by category, at September 30, 1999 are summarized as follows:

                                                   Amortized        Unrealized        Unrealized           Fair
                                                      Cost             Gains            Losses            Value
Available for sale                                                         (In Thousands)
  U. S. Treasury securities                     $        2,754    $            4   $           (2)   $         2,756
  U. S. agency securities                              133,709                 -           (3,806)           129,903
  Obligations of states and political
    Subdivisions                                         7,609                41               (6)             7,644
  Asset-backed securities                               14,678                 -             (619)            14,059
  Preferred  stock                                       2,000                 -                -              2,000
  Other equity securities                                  925                 -             (141)               784
                                                --------------    --------------   --------------    ---------------
     Total available for sale                   $      161,675    $           45   $       (4,574)   $       157,146
                                                ==============    ==============   ==============    ===============

Held to maturity
  U. S. Treasury securities                     $          851    $            2   $            -    $           853
  U. S. agency securities                                  891                 -              (16)               875
  Obligations of states and political
    Subdivisions                                        17,225               258             (123)            17,360
  Asset-backed securities                                   26                 -               (1)                25
                                                --------------    --------------   --------------    ---------------
     Total held to maturity                     $       18,993    $          260   $         (140)   $        19,113
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

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

--------------------------------------------------------------------------------

NOTE  5 - LOANS

Major classifications of loans at September 30, 1999 and December 31, 1998 are summarized as follows:

                                                          1999           1998
                                                          ----           ----
                                                             (In Thousands)

Commercial, secured by real estate                 $    128,640     $     86,010
Commercial, other                                        97,496           77,684
Real estate construction                                 26,073           13,374
Real estate mortgage                                    183,609          131,212
Agricultural                                             18,738           15,433
Consumer and home equity                                 99,679           74,215
Other                                                       719              800
                                                   ------------     ------------

                                                   $    554,954     $    398,728
                                                   ============     ============

NOTE  6 - ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses are as follows:

                                             Three Months Ended              Nine Months Ended
                                           Sept 30        Sept 30        Sept 30         Sept 30
                                             1999          1998           1999             1998
                                             ----          ----           ----             ----
                                                              (In Thousands)
Balances, beginning of period            $    5,925    $     4,208     $     4,363    $      3,479
Acquired                                          -              -           1,310             115
Net charge-offs                                (732)          (297)         (1,575)           (679)
Provision for loan losses                     1,648            299           2,743           1,295
                                         ----------    -----------     -----------    ------------

Balances, end of period                  $    6,841    $     4,210     $     6,841    $      4,210
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

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

         A.     Results of Operations

         Net income for the nine months ended September 30, 1999 was $3,300,000 or $0.63 per share compared to net income of $4,313,000 or $0.82 per share for the nine months ended September 30, 1998. Results for the nine months ended September 30, 1999 reflect charges for amortization of goodwill and other intangibles associated with cash acquisitions totaling $964,000 (after tax) as compared to $541,000 (after tax) in the same period for 1998. Not including these charges, net income for the first nine months in 1999 would have been $4,264,000 or $0.81 per share versus $4,854,000 or $0.93 per share in 1998.
Contributing to the 1998 period was a one-time fee in the amount of $858,000 (after tax) earned in connection with the sale of branch offices in West Virginia and $235,000 in the form of a tax credit of an acquired subsidiary. Excluding these non-recurring items, the results for the nine month period ended September 30, 1998, before charges for amortization of goodwill and other intangibles, was $3,761,000 or $0.72 per share.

         For the three months ended September 30, 1999, net income totaled $771,000 or $.15 per share compared to $1,291,000 or $.25 per share for the same period in 1998. This $520,000 decrease is the result of a $1,349,000 increase in the provision for loan loss and a $1,509,000 increase in non interest expenses which were partially offset by an increase of $2,122,000 in net interest income. The increases in net interest income and non-interest expense are primarily the result of volume increases due to acquisitions. The increase in the provision for loan loss is reflective of an additional provision in the amount of $950,000 which increased the consolidated loan loss reserve to 1.24% of total loans as compared to 1.10% of total loans on December 31, 1998.

         Net interest income increased $6,811,000 to $21,358,000 for the nine months ended September 30, 1999 compared to $14,547,000 for the same period in 1998. Net interest income increased $2,122,000 to $7,395,000 for the three months ended September 30, 1999 compared to the $5,273,000 reported in the three months ended September 30, 1998. Net interest margin on a tax equivalent basis for the nine months ending September 30, 1999 was approximately 4.07% as compared to 3.88% for the same period in 1998. The returns on stockholders' equity and on average assets were approximately 8.14% and .56% for the nine months ended September 30, 1999 compared to 10.8% and 1.05% for the same period in 1998. Not including the charges for amortization of goodwill and other intangibles and the non-recurring items discussed above, the returns on stockholders' equity and on average assets would have been approximately 10.51% and .72% for the nine months ended September 30, 1999, compared to 9.42% and
 .92% for the same period in 1998. The decrease in return on average assets can be primarily attributed to the increase in assets as a result of the West Virginia and Mt. Vernon Bancshares acquisitions and associated goodwill.

         Non-interest income decreased $818,000 to $2,803,000 for the first nine months of 1999 compared to the first nine months of 1998. The decrease is primarily attributable to the one-time fee in the amount of approximately $1,300,000 that was recognized in the second quarter of 1998 in connection with the West Virginia acquisitions. Exclusive of this fee, non-interest income for the first nine months of 1999 increased $482,000 or 20.8% compared to the same period for 1998. Non-interest income increased $63,000 to $900,000 for the three months ended September 30, 1999 compared to $837,000 for the same period in 1998.

                                 (Continued)                                 10.

         Non-interest  expenses  for the  first  nine  months  of  1999  totaled
$16,772,000 or 2.8% of average assets on an annualized basis compared to $11,034,000 or 2.7% of average assets for the same period of 1998. Non-interest expenses increased $1,509,000 for the three months ended September 30, 1999 to $5,524,000 compared to $4,015,000 for the three months ended September 30, 1998. This increase in non-interest expense can be primarily attributed to the start up of the new West Virginia banks and their inclusion in the entire nine month period ending September 30, 1999 along with the Mt. Vernon acquisition.

         Income tax expense was $1,346,000 for the first nine months of 1999 compared to $1,526,000 for the first nine months of 1998. For the three month period ended September 30, 1999, income tax expense decreased $153,000 to $352,000 compared to $505,000 for the three months ended September 30, 1998. The decrease in income tax expense can be attributed to the decrease in income before taxes, primarily as a result of the inclusion of the approximately $1.3 million one-time fee in the nine month period ended September 30, 1998. The effective tax rate through September 30, 1999 was approximately 29%, compared to the 26% effective tax rate for the same period in 1998. Included in the 1998 period is a reduction in income tax expense in the amount of $235,000 as the result of a reversal of a valuation allowance for deferred tax assets of an acquired subsidiary bank.

B.  Financial Position

         Total assets  increased  $165.9 million or 25.2% to $823.6 million from
December  31,  1998.   Excluding  the  Mt.  Vernon   acquisition,   assets  grew
approximately $45.8 million or 6.9% since December 31, 1998.

         Cash and cash equivalents at September 30, 1999 were $24.5 million or a $4.3 million increase over the $20.2 million on December 31, 1998. Fed funds sold decreased to $15.2 million from $19.4 million during the same period, a decrease of $4.2 million. Total earning assets increased $154.8 million, or 26.0%, to $750.4 million from $595.6 million on December 31, 1998.

         Total loans at September 30, 1999 were $553.3 million compared to $395.6 million at December 31, 1998. Of this $157.7 million increase, approximately $96.8 million is a result of the Mt. Vernon acquisition. Excluding this event, the increase would be $60.9 million, or 15.4%.

         Deposits totaled $666.8 million as of September 30, 1999, an increase of $143.6 million over the December 31, 1998 amount of $523.2 million. Excluding the approximately $118.7 million acquired with the Mt. Vernon acquisition, the increase is $24.9 million. Noninterest bearing deposits increased $1.9 million, or 3.0%, and interest bearing deposits increased $141.7 million, or 30.8%, during the period December 31, 1998 to September 30, 1999.


                                 (Continued)                                 11.

    The following table sets forth information with respect to the Company's nonperforming assets at September 30, 1999 and December 31, 1998.

                                                             1999                 1998
                                                             ----                 ----
                                                                   (In Thousands)
Non-accrual loans                                       $        5,583        $      3,500
Accruing loans which are contractually
   past due 90 days or more                                      1,289               1,322
Restructured                                                       770                 105
                                                        --------------        ------------
     Total non-performing loans                                  7,642               4,927

Other real estate acquired through
   Foreclosure                                                   1,369                 961
                                                        --------------        ------------
     Total non-performing assets                        $        9,011        $      5,888

Non-performing loans as a percentage
   of total loans                                                1.38%               1.25%

Non-performing assets as a percentage
   of total assets                                               1.09%                .90%

         The provision for possible loan losses increased from $299,000 for the three months ended September 30, 1998 to $1,648,000 for the three months ended September 30, 1999. The provision for possible loan losses and net chargeoffs was $2,743,000 and $1,575,000 for the first nine months of 1999 compared to $1,295,000 and $679,000, respectively, for the nine months period ended September 30, 1998. The increases in these amounts primarily relate to the increase in average loans between the two periods and the additional provision of $950,000 recorded in the quarter ended September 30, 1999. This additional provision was deemed prudent after revision of loan loss reserve adequacy measurement methods. The allowance for loan losses at September 30, 1999 was 1.24% of total loans as compared to 1.10% at December 31, 1998.

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


                                 (Continued)                                 12.

         2.  Cash flow generated by repayment of loans and interest.

         3. Arrangements with correspondent banks for purchase of unsecured federal funds.

         4. The sale of securities under repurchase agreements and borrowing from the Federal Home Loan Bank.

         5. Maintenance of an adequate available-for-sale security portfolio. The Company owns $157.1 million of securities at market value as of September 30, 1999.

         The cash flow statements for the periods presented in the financial statements provide an indication of the Company's sources and uses of cash as well as an indication of the ability of the Company to maintain an adequate level of liquidity.

         D.     Capital

         At September 30, 1999, total shareholders' equity of $52.7 million was 6.4% of total consolidated assets. This compares to total shareholders' equity of $54.4 million or 8.3% of total consolidated assets on December 31, 1998. This decrease in equity to assets ratio is reflective of the increase in asset size as a result of the Mt. Vernon acquisition.

         Tier I capital totaled $49.4 million at September 30, 1999, which represents a Tier I leverage ratio of 6.4%.

Shown below is a summary of regulatory capital ratios:

                                                                                                  Regulatory
                                              September 30            December 31                   Minimum
                                                  1999                   1998                    Requirements
------------------------------------------ ------------------- -------------------------- ----------------------------
Tier I Risk Based Capital Ratio                   9.0%                   12.6%                       4.0%
Total Risk Based Capital Ratio                   12.1%                   16.2%                       8.0%
Leverage Ratio                                    6.4%                   8.1%                        4.0%


     Book value per share was $10.06 at September 30, 1999, and $10.40 at December 31, 1998. An increase in unrealized loss on securities available for sale was largely responsible for the decrease in comprehensive income and corresponding decrease in book value per share.

     The Company declared a third quarter dividend of $0.15 per share payable September 30, 1999 to shareholders of record as of September 21, 1999.


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

                                             PREMIER FINANCIAL BANCORP, INC.



Date: November 12, 1999                      /s/ Marshall T. Reynolds
                                             -----------------------------------
                                             Marshall T. Reynolds
                                             Chairman of the Board



Date: November 12, 1999                      /s/ J. Howell Kelly
                                             -----------------------------------
                                             J. Howell Kelly
                                             President & Chief Executive Officer