Form 10-K
period 1999-12-31
PREMIER FINANCIAL BANCORP INC
filed 2000-03-30
CIK 887919

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
(Mark One)

 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
-----

         For the fiscal year ended December 31, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to filing requirements for the past 90 days. Yes X No ____

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the Registrant as of March 24, 2000 was $43,492,912. The number of shares outstanding of the Registrant's Common Stock as of March 24, 2000 was 5,232,230.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the Form 10-K part indicated:

         Document                                                Form 10-K

 (1)     Proxy statement for the 2000 annual meeting of          Part III
         shareholders

                                     PART I

Item 1.  Description of Business

                                   THE COMPANY

         Premier Financial Bancorp, Inc. (the "Company" or "Premier") is a multi-bank holding company that, as of March 24, 2000, operated twenty banking offices in Kentucky, six banking offices in Ohio, and four banking offices in West Virginia through its ten bank subsidiaries (the "Affiliate Banks"), the tenth of which was acquired on January 20, 1999. At December 31, 1999, Premier had total consolidated assets of $852.5 million, total consolidated deposits of $692.8 million and total consolidated shareholders' equity of $52.1 million.

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

         Premier was incorporated as a Kentucky corporation in 1991 and has functioned as a bank holding company since its formation. Premier's principal executive offices are located at 115 North Hamilton Street, Georgetown, Kentucky 40324, and its telephone number is (502) 863-1955.

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

         Each of the Banks provides a wide range of retail and commercial banking services, including commercial, real estate, agricultural and consumer lending; depository and funds transfer services; collections; safe deposit boxes; cash management services; and other services tailored for both individuals and businesses. Farmers Deposit Bank in Eminence, Kentucky, also offers limited trust services and acts as executor, administrator, trustee and in various other fiduciary capacities. Through Premier Data Services, Inc., the Company's data processing subsidiary, the Company currently provides centralized data processing services to eight of the Banks as well as one non-affiliated bank.

         The Banks' residential mortgage lending activities consist primarily of loans for purchasing personal residences or loans for commercial or consumer purposes secured by residential mortgages. Consumer lending activities consist of traditional forms of financing for automobile and personal loans.

         The Banks' range of deposit services includes checking accounts, NOW accounts, savings accounts, money market accounts, club accounts, individual retirement accounts, certificates of deposit and overdraft protection. Deposits of the Banks are insured by the Bank Insurance Fund administered by the FDIC.

         County Finance, Inc., a subsidiary of Citizens Deposit Bank & Trust in Vanceburg, Kentucky, is a consumer loan company that provides secured and unsecured loans to customers who would generally not qualify, due to credit experience or other factors, for loans at that Bank.

Competition

         The Banks encounter strong competition both in making loans and attracting deposits. The deregulation of the banking industry and the widespread enactment of state laws that permit multi-bank holding companies as well as the availability of nationwide interstate banking have created a highly competitive environment for financial services providers. In one or more aspects of its business, each Bank competes with other commercial banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking companies and other financial intermediaries operating in its market and elsewhere, many of whom has substantially greater financial and managerial resources. Being smaller financial institutions, each of the Banks' competitors include large bank holding companies having substantially greater resources and offer certain services that Premier Banks may not currently provide. Each Bank seeks to minimize the competitive effect of larger financial institutions through a community banking approach that emphasizes direct customer access to the Bank's president and other officers in an environment conducive to friendly, informed and courteous service.

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

         Both federal and state law extensively regulates various aspects of the banking business, such as reserve and capital requirements,truth-in-lending and truth-in-savings disclosure, equal credit opportunity, fair credit reporting, trading in securities and other aspects of banking operations. Premier, the Affiliate Banks and Premier's nonbank subsidiaries are also affected by the fiscal and monetary policies of the federal government and the Federal Reserve and by various other governmental laws, regulations and requirements. Further, the earnings of Premier and Affiliate Banks are affected by general economic conditions and prevailing interest rates. Legislation and administrative actions affecting the banking industry are frequently considered by the United States Congress, state legislatures and various regulatory agencies. It is not possible to predict with certainty whether such legislation or administrative actions will be enacted or the extent to which the banking industry, in general, or Premier and the Affiliate Banks, in particular, would be affected.

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

         Bank holding companies currently are required to maintain Tier I and total capital (the sum of Tier 1 and Tier 2 capital) equal to at least 4% and 8% of total risk-weighted assets, respectively. At December 31, 1999, Premier met both requirements, with Tier I and total capital equal to 8.9% and 11.9% of its total risk-weighted assets, respectively.

         In addition to the risk-based capital guidelines, the Federal Reserve requires bank holding companies to maintain a minimum "leverage ratio" (Tier I capital to adjusted total assets) of 3%, if the holding company has the highest regulatory ratings for risk-based capital purposes and, accordingly, is required to maintain a minimum "leverage ratio" of 3%. All other bank holding companies are required to maintain a leverage ratio of 3% plus at least 100 to 200 basis points. At December 31, 1999, Premier's leverage ratio was 6.2%.

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

Dividend Restrictions - Premier is dependent to a large extent on dividends from its Affiliate Banks for its revenues. Various federal and state regulatory provisions limit the amount of dividends the Affiliate Bank can pay to Premier without regulatory approval. At December 31, 1999, approximately $8.0 million of the total shareholders' equity of the Affiliate Banks was available for payment of dividends to Premier without approval by the applicable regulatory authority.

         In addition, federal bank regulatory authorities have authority to prohibit Premier's Affiliate Banks from engaging in an unsafe or unsound practice in conducting their business. The payment of dividends, depending upon the financial condition of the bank in question, could be deemed to constitute such an unsafe or unsound practice. The ability of the Affiliate Banks to pay dividends in the future is presently, and could be further, influenced by bank regulatory policies and capital guidelines as well as each Affiliate Bank's earnings and financial condition. Additional information regarding dividend limitations can be found in Note 19 of the accompanying audited consolidated financial statements.

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

Gramm-Leach-Bliley Act - On November 12, 1999, the Gramm-Leach-Bliley Act (the "Act") was signed into law, breaking down the last remaining barriers to full convergence of the banking, securities, and insurance industries. The major provisions of the Act take effect on March 12, 2000.

     The Act enables a broad-scale consolidation among banks, securities, firms and insurance companies by creating a new type of financial services company called a "financial holding company," a bank holding company with dramatically expanded powers. Financial holding companies can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting), and merchant banking. Activities at U. S. banking organizations are currently permitted to conduct both domestically and overseas can be conducted by financial holding companies domestically (they include a broad range of financial activities, including operating a travel agency). In addition, the Act permits the Federal Reserve and the Treasury Department to authorize additional activities for financial holding companies, but only if they jointly determine that such activities are "financial in nature" or "complementary to financial activities."

     The FRB serves as the primary "umbrella" regulator of financial holding companies, with jurisdiction over the parent company and more limited oversight over its subsidiaries. The primary regulator of each subsidiary of a financial holding company depends on the activities conducted by the subsidiary. A financial holding company need not obtain FRB approval prior to engaging, either de novo or through acquisition, in financial activities previously determined to be permissible by the FRB. Instead, a financial holding company need only provide notice to the FRB within 30 days after commencing the new activity or consummating the acquistion.

     The Company is currently contemplating whether to become a financial holding company.

Number of Employees

         The Company and its subsidiaries collectively had approximately 351 full-time equivalent employees as of March 24, 2000. Its executive offices are located at 115 North Hamilton Street, Georgetown, Kentucky, telephone number
(502) 863-1955 (facsimile number (502) 863-5604).


Item 2.  Properties

         The Company owns 115 North Hamilton Street in Georgetown, Kentucky, at which the Company's executive offices are located. The Company also owns property located at 104 Jefferson Street, Brooksville, Kentucky, which serves as a branch for Bank of Germantown. In South Webster, Ohio, Premier owns 110 North Jackson Street, which is the site occupied by a branch of Ohio River Bank. Except as noted each of the Banks owns the real property and improvements on where their banking activities are conducted.

         Citizens Deposit Bank & Trust, in addition to its main office at 400 Second Street in Vanceburg, Kentucky, has five branch offices in Lewis County, Kentucky, including one leased facility. The Bank of Germantown, with its main office located on Highway 10 in Germantown, Kentucky, has one branch located in Bracken County, Kentucky. Georgetown Bank & Trust Co., in addition to its main office at 120 North Hamilton Street in Georgetown, Kentucky, has two branches in Scott County, Kentucky. Citizens Bank, in addition to its main office at 648 Main Street in Sharpsburg, Kentucky, has one additional branch located in Bath, Kentucky. Farmers Deposit Bank, in addition to its main office at 5230 South Main Street in Eminence, Kentucky, has two branches in Henry County, Kentucky. The Sabina Bank, in addition to its main office at 135 North Howard Street in Sabina, Ohio, has two branches, one each located in Hardin and Auglaize Counties, Ohio. Ohio River Bank, in addition to its main office at 221 Railroad Street in Ironton, Ohio, has two branches, one each located in Lawrence and Scioto Counties, Ohio. The Bank of Philippi, in addition to its main office at 2 South Main Street in Philippi, West Virginia, has a branch located in Upshur County, West Virginia, and a loan production office located in Barbour County, West Virginia. Boone County Bank, in addition to its main office at 300 State Street, Madison, West Virginia, has a branch located in Boone County, West Virginia, and a loan production office located in Logan County, West Virginia. The Bank of Mt. Vernon, in addition to its main office at 112 Saint George Street in Richmond, Kentucky, has two branches in Rockcastle County, one branch in Pulaski County, and one loan production office in Madison County, Kentucky.

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

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         The Company's common stock is listed on the NASDAQ under the symbol PFBI. At March 24, 2000, the Company had approximately 822 record holders of its common shares.

         The following table sets forth on a quarterly basis cash dividends paid and the range of high and low sales prices on a per share basis during the quarters indicated. Cash dividends paid per share shown below have been adjusted retroactively to reflect prior stock splits effected in the form of share dividends.


                                              Cash                Sales Price
                                         Dividends Paid         High       Low
 1998:
   First Quarter                             $ 0.15            $25.75     $21.56
   Second Quarter                              0.15             23.50      20.00
   Third Quarter                               0.15             22.50      18.81
   Fourth Quarter                              0.15             19.75      16.50
                                            ---------
                                             $ 0.60


 1999:
   First Quarter                             $ 0.15            $17.50     $14.00
   Second Quarter                              0.15             14.88      12.31
   Third Quarter                               0.15             14.44      11.00
   Fourth Quarter                              0.15             11.88       9.00
                                            ---------
                                             $ 0.60


 2000:
   First Quarter                             *$0.15            $10.00      $8.06


   *Dividend declared March 1, 2000 to shareholders of record as of March 20, 2000, payable March 31, 2000.

         The Company has paid consecutive quarterly cash dividends since its organization. The Company's annual cash dividend has increased from $0.12 per share in 1991 to $0.60 per share in 1999. While the Company currently expects to declare comparable cash dividends in the future, there can be no assurance that it will do so. The determination whether to pay cash dividends and the amount of such dividends is at the discretion of the Company's Board of Directors.

         The payment of dividends by the Company depends largely upon the ability of the Banks to declare and pay dividends to the Company because the principal source of the Company's revenue will be dividends paid by the Banks. At December 31, 1999, approximately $8.0 million was available for payment as dividends from the Banks to the Company without the need for approval from the FDIC or the state banking regulators. In considering the payment of dividends, the Board of Directors will take into account the Company's financial condition, results of operations, tax considerations, costs of expansion, industry standards, economic conditions and need for funds, as well as governmental policies and regulations applicable to the Company and the Banks.

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



                                                            At or for the Year Ended December 31,
                                              1999           1998            1997            1996           1995
Earnings
   Net interest income                   $      28,665   $      20,107  $      17,458   $      13,454   $       8,021
   Provision for loan losses                     3,294           1,742          1,399             953             314
   Non-interest income                           3,776           4,673          4,562           1,835           1,042
   Non-interest expense                         22,630          15,337         12,232           9,230           6,865
   Income taxes                                  1,927           1,997          2,605           1,588             146
     Net income                          $       4,590   $       5,704  $       5,784   $       3,518   $       1,737

Financial Position
   Total assets                          $     852,468   $     657,744  $     464,890   $     363,739   $     208,502
   Loans, net of unearned
     income                                    570,106         395,620        312,102         265,453         147,321
   Allowance for loan losses                     6,812           4,363          3,479           3,127           2,114
   Goodwill and other intangibles               24,339          21,555          7,262           5,565             345
   Securities                                  170,420         177,192         73,409          58,253          34,924
   Deposits                                    692,843         523,193        358,605         297,116         179,792
   Other borrowings                             73,929          47,670         21,842          15,392           1,502
   Debt                                         28,750          28,750         28,750               0           5,000
   Stockholders' equity                         52,127          54,399         52,007          48,694          19,883

Share Data
   Net income - basic                     $      .88      $     1.09    $      1.11     $       .82     $      0.59
   Net income - diluted                          .88            1.09           1.10             .82            0.59
   Book value                                   9.96           10.40           9.94            9.30            6.78
   Cash dividend                                0.60            0.60           0.55            0.50            0.45

Ratios
   Return on average assets                      .57%            .97%          1.29%           1.22%           1.27%
   Return on average equity                     8.54%          10.80%         11.51%           9.54%          11.47%
   Dividend payout                             68.41%          53.79%         41.60%          51.66%          49.45%
   Stockholders' equity to total
     assets at period-end                       6.11%           8.27%         11.19%          13.39%           9.54%
   Average stockholders' equity
     to average total assets                    6.72%           9.02%         11.21%          12.79%          11.05%

Capital Ratios
   Equity to assets                             6.1%            8.3%          11.2%           13.4%            9.5%
   Leverage ratio                               6.2%            8.1%          13.6%           12.2%           10.0%



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

FORWARD-LOOKING STATEMENTS

Management's discussion and analysis contains forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. However, such performance involves risks and uncertainties, and there are certain important factors that may cause actual results to differ materially from those anticipated. These important factors include, but are not limited to, economic conditions (both generally and more specifically in the markets in which Premier operates), competition for Premier's customers from other providers of financial services, government legislation and regulation (which changes from time to time), changes in interest rates, Premier's ability to originate quality loans and attract and retain deposits, the impact of Premier's growth, Premier's ability to control costs, and new accounting pronouncements, all of which are difficult to predict and many of which are beyond the control of Premier.

OVERVIEW

In 1999, Premier continued to pursue its strategic plan to build a network of independently managed community banks into a well capitalized, risk controlled bank holding company with quality earnings and shareholder liquidity. For 1999, net income was $4,590 compared to $5,704 for 1998; total assets increased to $852,468 from the $657,744 in 1998, and shareholders' equity decreased to $52,127 from $54,399 in 1998.

Quarterly unaudited financial information for the Company for the years ended December 31, 1999 and 1998, is summarized as follows:

                         Quarterly Financial Information
                (Dollars in thousands except per share amounts)



                                                                                                           Full
                                                         First       Second       Third       Fourth       Year

   1999
             Interest Income                              $14,785      $15,672     $15,936     $16,479      $62,872
             Interest Expense                               8,067        8,427       8,541       9,172       34,207
             Net Interest Income                            6,718        7,245       7,395       7,307       28,665
             Provision for Loan Losses                        474          621       1,648         551        3,294
             Securities Gains                                  31         (26)           2          10           17
             Net Overhead                                   4,613        4,737       4,626       4,895       18,871
             Income before Income Taxes                     1,662        1,861       1,123       1,871        6,517
             Net Income                                     1,218        1,311         771       1,290        4,590
             Basic Net Income per share                      0.23         0.25        0.15        0.25         0.88
             Diluted Net Income per share                    0.23         0.25        0.15        0.25         0.88
             Dividends Paid per share                        0.15         0.15        0.15        0.15         0.60
   1998
             Interest Income                               $9,835      $10,605     $12,456     $12,454      $45,350
             Interest Expense                               5,279        5,887       7,183       6,894       25,243
             Net Interest Income                            4,556        4,718       5,273       5,560       20,107
             Provision for Loan Losses                        276          720         299         447        1,742
             Securities Gains                                   2          141           8          73          224
             Net Overhead                                   2,676        1,702       3,186       3,324       10,888
             Income before Income Taxes                     1,606        2,437       1,796       1,862        7,701
             Net Income                                     1,381        1,642       1,291       1,390        5,704
             Basic Net Income per share                      0.26         0.31        0.25        0.27         1.09
             Diluted Net Income per share                    0.26         0.31        0.25        0.27         1.09
             Dividends Paid per share                        0.15         0.15        0.15        0.15         0.60


ACQUISITIONS

Premier's acquisition philosophy is to seek community bank candidates in primarily non-urban areas that can become a part of Premier on a non-dilutive basis within a two-year timeframe. In evaluating acquisition opportunities, Premier conducts a due diligence review to determine both risks and earnings potential. Desirable candidates have an established base of community involvement, strong local directors, a history of earnings and readily identifiable asset risks. Acquisition transactions are structured to make a fair return on investment while meeting the needs of the shareholders of banks joining Premier.

In 1999, Premier completed one acquisition. On January 20, 1999, the Company acquired Mount Vernon Bancshares and its wholly owned subsidiary, Bank of Mt. Vernon, with offices in Somerset, Mt. Vernon, Berea and Richmond, Kentucky, in a cash transaction that was accounted for as a purchase.

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

In 1997, Premier completed one acquisition and also acquired the deposits and banking facilities of two branches. On November 13, 1997, Premier acquired The Sabina Bank, Sabina, Ohio, in a share exchange accounted for as a pooling of interests. On December 11, 1997, two branch offices of the Fifth Third Bank of Western Ohio located in Waynesfield and Ada, Ohio were acquired for cash and accounted for as a purchase.

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

RESULTS OF OPERATIONS

Earnings Summary

Premier recorded net income for 1999 of $4,590, versus $5,704 and $5,784 for 1998 and 1997. Basic earnings per common share were $0.88 in 1999 compared to $1.09 in 1998 and $1.11 in 1997. Primary increases can be attributed to an increase in net interest income from $20,107 in 1998 to $28,665 in 1999, an increase of $8,558 or 42.6%, and a decrease in provision for income taxes from $1,997 in 1998 to $1,927 in 1999, a difference of $70 or 3.5%. Offsetting these increases was an increase in the provision for loan losses from $1,742 in 1998 to $3,294 in 1999, an increase in noninterest expense of $7,293 from $15,337 in 1998 to $22,630 in 1999, and a decrease in other income of $1,167 from $2,396 in 1998 to $1,229 in 1999.

Net income of $5,704 in 1998 represented a 1.4% decrease from the 1997 amount of $5,784. Net interest income increased from $17,458 in 1997 to $20,107 in 1998, an increase of $2,649 or 15.2%, and the provision for income taxes decreased from $2,605 in 1997 to $1,997 in 1998, a difference of $608 or 23.3%. Offsetting these increases was an increase in the provision for loan losses from $1,399 in 1997 to $1,742 in 1998 and an increase in noninterest expense of $3,105, or 25.4%, from $12,232 in 1997 to $15,337 in 1998.


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

                         Summary of Net Interest Income
              (Dollars in thousands on a taxable equivalent basis)

                                                                         1999             1998            1997

Interest income..........................................           $      62,872    $      45,350   $      36,851
Tax equivalent adjustment................................                     726              608             516
                                                                    -------------    -------------   -------------
    Interest income......................................                  63,598           45,958          37,367
Interest expense.........................................                  34,207           25,243          19,393
                                                                    -------------    -------------   -------------
    Net interest income..................................           $      29,391    $      20,715   $      17,974
                                                                    =============    =============   =============


The following table shows, for the three year period ended December 31, 1999, the average distribution of assets, liabilities and the interest earned or paid on those items together with the level of shareholders' equity as well as Premier's net interest spread and net interest margin on interest earning assets (net interest income divided by average earning assets). In 1999, tax equivalent net interest income increased to $29,391 from $20,715 in 1998, an increase of $8,676 or 41.9%. This increase was due to an increase of $188,915 or 35.1% in average earning assets and an increase of $197,897 or 41.7% in average interest bearing liabilities. The yield on earning assets in 1999 of 8.74% was 21 basis points higher than the 8.53% earned in 1998, and the cost of interest bearing liabilities decreased 23 basis points to 5.09% in 1999 from 5.32% in 1998. Consequently, Premier's net interest spread increased from 3.21% in 1998 to 3.65% in 1999 and the net interest margin increased from 3.85% in 1998 to 4.04% in 1999. The increase in net interest spread and net interest margin is primarily attributable to the placement of funds in higher yielding loans and the overall lowering of the cost of interest bearing liabilities.

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

The following table presents average balances and interest rates for the three-year period ended December 31, 1999.

              Average Consolidated Balance Sheets and Net Interest
                                    Analysis
                             (Dollars in thousands)



                                                   1999                            1998                             1997
                                      Average               Average    Average               Average    Average              Average
                                      Balance    Interest     Rate     Balance   Interest     Rate      Balance   Interest     Rate
Assets:
  Interest earning assets
  U.S. Treasury and federal agency
    Securities                       $ 152,454  $    9,213     6.04%  $ 139,655  $   8,249     5.91%   $  92,530  $   5,679    6.14%
  States and municipal obligations(1)   23,906       1,920     8.03      19,223      1,556     8.09       18,027      1,455    8.07
  Other securities (1)                   6,839         577     8.44       5,953        565     9.49        5,155        507    9.84
                                     ---------  ----------  -------   ---------  ---------  -------    ---------  ---------  ------
     Total investment securities     $ 183,199  $   11,710     6.39   $ 164,831  $  10,370     6.29    $ 115,712  $   7,641    6.60
  Federal funds sold                    20,909       1,047     5.01      31,667      1,686     5.32       18,572      1,037    5.58
  Interest-bearing deposits with
      Banks                              3,273         192     5.87       2,146        115     5.36            0          0       0
  Loans, net of unearned income(3)(4)
    Commercial                         211,948      20,200     9.53     144,557     14,284     9.88      118,530     11,944   10.08
    Real estate mortgage               241,708      23,065     9.54     145,004     14,208     9.80      120,863     11,640    9.63
    Installment                         66,611       7,384    11.09      50,528      5,295    10.48       45,815      5,105   11.14
                                     ---------  ----------  -------   ---------  ---------  -------    ---------  ---------  ------
       Total loans                   $ 520,267  $   50,649     9.74   $ 340,089  $  33,787     9.93    $ 285,208  $  28,689   10.06

Total interest-earning assets        $ 727,648  $   63,598     8.74%  $ 538,733  $  45,958     8.53%   $ 419,492  $  37,367    8.91%
Allowance for loan losses               (6,084)                          (3,936)                          (3,256)
Cash and due from banks                 21,794                           17,657                           10,083
Premises and equipment                  14,120                            9,850                            7,034
Other assets                            41,395                           23,280                           14,734
                                     ---------                        ---------                        ---------
   Total assets                      $ 798,873                        $ 585,584                        $ 448,087

Liabilities:
  Interest bearing deposits:
    NOW and money market             $ 150,165  $    5,475     3.65%  $  93,741  $   3,268     3.49%   $  51,268  $   1,733    3.38%
    Savings                             63,227       1,961     3.10      51,818      1,525     2.94       32,671        968    2.96
    Certificates of deposit and other
      time deposits                    368,720      20,372     5.53     251,047     14,666     5.84      195,177     11,495    5.89
                                     ---------  ----------  -------   ---------  ---------  -------    ---------  ---------  ------
     Total interest-bearing deposits $ 582,112  $   27,808     4.78   $ 396,606  $  19,459     4.91    $ 279,116  $  14,196    5.09
    Other borrowings                    28,977       1,754     6.05      18,271      1,194     6.53       49,993      2,755    5.51
    FHLB advances                       32,826       1,793     5.46      31,141      1,738     5.58       14,301        810    5.66
    Debt                                28,750       2,852     9.91      28,750      2,852     9.91       16,460      1,632    9.91
                                     ---------  ----------  -------   ---------  ---------  -------    ---------  ---------  ------

  Total interest-bearing liabilities $ 672,665  $   34,207     5.09%  $ 474,768  $  25,243     5.32%   $ 359,870  $  19,393    5.39%

  Non-interest bearing demand deposits  66,483                           54,043                           34,462
  Other liabilities                      6,005                            3,949                            3,514
                                     ---------                        ---------                        ---------
        Total liabilities            $ 745,153                        $ 532,760                        $ 397,846

Shareholders' Equity:                   53,720                           52,824                           50,241

Total liabilities and shareholders'
   Equity                            $ 798,873                        $ 585,584                        $ 448,087

Net interest income (1)                             29,391                          20,715                           17,974

Net interest spread (1)                                        3.65%                           3.21%                           3.52%
Net interest margin (1)                                        4.04%                           3.85%                           4.28%

(1) Taxable - equivalent yields are calculated assuming a 34% federal income tax rate.
(2) Yields are calculated on historical cost except for yields on marketable equity securities that are calculated using fair value.
(3) Includes loan fees, immaterial in amount, in both interest income and the calculation of yield on loans.
(4) Includes loans on nonaccrual status.

The accompanying analysis of changes in net interest income in the following table shows the relationship of the volume and rate portions of these changes in 1999 and 1998.

                           Analysis of Changes in Net
                                 Interest Income
              (Dollars in thousands on a taxable equivalent basis)


                                                      1999 vs. 1998                              1998 vs. 1997
                                          Increase (decrease) due to change in       Increase (decrease) due to change in

                                                                          Net                                       Net
                                           Volume         Rate           Change       Volume         Rate          Change
Interest Income:
Loans                                   $    17,554   $      (692)   $    16,862   $     5,456   $      (358)  $     5,098
Investment securities                         1,172           169          1,341         3,105          (377)        2,728
Federal funds sold                             (544)          (95)          (639)          699           (50)          649
Deposits with banks                              65            12             77           115                         115
                                        -----------   -----------    -----------   -----------   -----------   -----------
    Total interest income               $    18,247   $      (606)   $    17,641   $     9,375   $      (785)  $     8,590

Interest Expense:
Deposits -
  NOW and money market                  $     2,051   $       156    $     2,207   $     1,479   $        56   $     1,535
  Savings                                       350            86            436           564            (7)          557
  Certificates of deposit                     6,540          (834)         5,706         3,265           (94)        3,171
  Other borrowings                              654           (94)           560        (1,999)          438        (1,561)
  FHLB borrowings                                93           (37)            56           939           (12)          927
  Debt                                            -             -              -         1,219             1         1,220
                                        -----------   -----------    -----------   -----------   -----------   -----------
    Total interest expense              $     9,688   $      (723)   $     8,965   $     5,467   $       382   $     5,849

       Net interest income              $     8,559   $       117    $     8,676   $     3,908   $    (1,167)  $     2,741


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

                         Summary of Loan Loss Experience
                             (Dollars in Thousands)


                                                                               Years Ended December 31,
                                                        -----------------------------------------------------------------------

                                                            1999          1998          1997           1996           1995
Balance at beginning of year                            $     4,363   $     3,479   $     3,127   $      2,113    $      1,172
Balance of allowance for loan losses of
  Acquired subsidiaries at acquisition date                   1,310           115             -            812             803
Amounts charged off:
   Commercial                                                 1,380           500           532            252              74
   Real estate mortgage                                         381            60           139             68              19
   Consumer                                                     795           629           634            656             181
                                                        -----------   -----------   -----------   ------------    ------------
     Total loans charged off                            $     2,556   $     1,189   $     1,305   $        976    $        274

Recoveries on amounts previously charged off:
   Commercial                                                   158            45            48             91              32
   Real estate mortgage                                          12             1             -              4               2
   Consumer                                                     231           170           210            130              64
                                                        -----------   -----------   -----------   ------------    ------------
     Total recoveries                                           401           216           258            225              98

Net charge-offs                                               2,155           973         1,047            751             176
Provision for loan losses                                     3,294         1,742         1,399            953             314
                                                        -----------   -----------   -----------   ------------    ------------
Balance at end of year                                  $     6,812   $     4,363   $     3,479   $      3,127    $      2,113

Total loans, net of unearned income:
   Average                                                  520,267       340,089       285,208        207,006         117,947
   At December 31                                           570,106       395,620       312,102        265,453         147,321

As a percentage of average loans:
   Net charge-offs                                              .41%          .29%          .37%         .36%             .15%
   Provision for possible loan losses                           .63%          .51%          .49%         .46%             .27%
Allowance as a percentage of year-end net loans                1.19%         1.10%         1.11%        1.18%            1.43%
Allowance as a multiple of net charge-offs                        3             4             3             4              12


The provision for possible loan losses for 1999 was $3,294 compared to $1,742 in 1998, an increase of $1,552. This increase can be mainly attributed to loan growth, additional charge-offs, and the additional provision of $950,000 recorded in the quarter ended September 30, 1999. This additional provision was deemed prudent after revision of loan loss reserve adequacy measurement methods. In 1999, net charge-offs were $2,155 compared to $973 in 1998, an increase of $1,182. The increase in 1999 net charge-offs is primarily attributed to one fraud loss and small business lending losses in one of the Company's markets which experienced an economic downturn. Also contributing to the 1999 increase were net charge-offs in connection with the Mt. Vernon purchase. At December 31, 1999, Premier's allowance for possible loan losses was 1.19% of period-end loans compared to 1.10% at December 31, 1998.

Net charge-offs to average loans were .41% for the year 1999 compared to .29% for the year 1998. At December 31, 1999, Premier's allowance for possible loan losses totaled $6,812, representing an increase of $2,449 over the amount for December 31, 1998. The allowance for possible loan losses was 98% of nonperforming loans on December 31, 1999, compared to 89% at December 31, 1998. At year end 1999, nonperforming loans represented 1.22% of total outstanding loans, down from 1.25% on December 31, 1998.

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

                 Allocation of the Allowance for Loan Losses and
                         Percent of Loans to Total Loans
                             (Dollars in thousands)



                                                                    At December 31,
                       -----------------------------------------------------------------------------------------------------------


                              1999                  1998                 1997                  1996                   1995
                        Amount       %        Amount       %       Amount       %        Amount       %          Amount       %
Commercial             $ 2,123      20.6%    $ 1,695      22.5%   $ 1,226      27.0%    $ 1,066       18.5%    $    704        19.6%
Real estate mortgage     2,490      61.9       1,728      57.8        732      51.1       1,229       60.7          616        58.3
Consumer                   948      17.5         738      19.7        965      21.9         739       20.8          620        22.1
Unallocated              1,251        --         202        --        556        --          93         --          174          --
                       -------     -----     -------     -----    -------     -----     -------      -----     --------       -----
  Total                $ 6,812     100.0%    $ 4,363     100.0%   $ 3,479     100.0%    $ 3,127      100.0%    $  2,114       100.0%



Any reallocation of the allowance is primarily indicative of changes in loan portfolio mix, not changes in loan concentrations or terms. The Company considers quality in regards to specific loans when determining an adequate allowance allocation. The level of increase in nonperforming loans, which is more specifically addressed in the nonperforming loan section, is believed to be temporary and should not materially affect the allowance.

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

Total fees and other income in 1999 increased $641 or 20.6% to $3,759 from $3,118 in 1998. Service charges on deposit accounts increased 24.0% or $380 to $1,965 from $1,585 in 1998. Insurance commissions increased 20.7% and other income increased 15.4%.

Total fees and other income increased $759 or 32.2% in 1998 to $3,118 from $2,359 in 1997. Service charges on deposit accounts increased 25.7% and all other income increased 73.2%.

Gains on the sale of investment securities in 1999 were $17, a decrease of $207 from 1998.

Investment securities gains in 1998 were $224 versus $2,203 in 1997. The amount in 1997 was primarily due to the unwinding of an arbitrage investment portfolio established to maximize the utilization of the proceeds received from the issuance of capital securities.

Premier recognized a $1.3 million finder's fee during the second quarter of 1998. Received in cash and without recourse, the fee is the Company's portion of an agreement to assist another financial institution in connection with the acquisition and subsequent resale of several branches of Banc One Corporation located in West Virginia. There was no similar non-recurring fee recognized in 1999.

Noninterest expenses increased $7,293 or 47.6% in 1999, from $15,337 in 1998 to $22,630 in 1999, and increased $3,105 or 25.4% in 1998 from $12,232 in 1997.

Salaries and employee benefits, the largest component of noninterest expense, increased 53.0% in 1999 and 23.4% in 1998. The increases include salary increases and reflect increases in the number of full time equivalent employees from 177 at December 31, 1997 to 273 at December 31, 1998 and 351 at December 31, 1999, due to acquisitions and expansion of the Company's business activity. 1999 was the first full year of salaries and employee benefits expense associated with the mid year 1998 purchase of the West Virginia branches. Also contributing to the 1999 increase was the January 20, 1999 acquisition of Mt. Vernon Bancshares.

Occupancy and equipment expense for 1999 of $2,885 was $704 or 32.3% higher than the $2,181 for 1998. The increase in 1998 was $547 or 33.5% from $1,634 in 1997.
The increase in 1998 and 1999 are primarily attributable to the expansion in the number of banking locations from 23 at December 31, 1997 up to 30 at December 31, 1999.

Other noninterest expense, which is the second largest category, increased $1,703 or 50.1% in 1999 and $801 or 30.9% in 1998. This increase includes the addition of the purchased West Virginia branches in June 1998 and their respective operating expenses as full service banks. Also included in the 1999 increases are the respective costs acquired with the Mt. Vernon Bancshares purchase.

Premier incurred no acquisition-related expenses in 1999.

The Company incurred expenses relating to the acquisitions of Ohio River Bank and the West Virginia branches of $132 in 1998. Acquisition expenses of $482 were incurred in 1997. Expenses related to acquisitions are charged to expense for acquisitions accounted for as pooling of interests while certain expenses related to acquisitions accounted for as purchases are capitalized as a component of the purchase price and ultimately increase the amount of goodwill included with the purchase.

Amortization of intangibles increased $643 or 65.5% to $1,625 for 1999 from the 1998 amount of $982. The 1998 amount is an increase of $596 from the amount of $386 in 1997. Both the 1999 and 1998 increases are primarily attributed to goodwill amortization of intangible cost regarding branch acquisitions along with the purchase of Mt. Vernon Bancshares.

The Company continually seeks to develop fees and other income for services provided while holding operating expenses to the minimum amount required to provide quality service. In 1999, total net noninterest expenses (excluding investment securities gains, finders fee and acquisition expenses) as a percent of average total assets were 2.36%, compared to 2.06% in 1998 and 2.10% in 1997.

The following table is a summary of non-interest income and expense for the three-year period indicated.

                                        Non-Interest Income and Expense
                                            (Dollars in thousands)


                                                                             Increase                                Increase
                                                                            (decrease)                              (decrease)
                                                                             1999 vs.                                1998 vs.
                                                     1999         1998         1998          1998         1997         1997
                                                  ---------    ---------    -----------  ---------     ---------    -----------
Non-Interest Income:
   Service charges on deposit accounts            $   1,965    $   1,585    $       380  $   1,585     $   1,261    $       324
   Insurance income                                     565          468             97        468           483            (15)
   Other                                              1,229        1,065            164      1,065           615            450
                                                  ---------    ---------    -----------  ---------     ---------    -----------
      Total fees and other income                 $   3,759    $   3,118    $       641  $   3,118     $   2,359    $       759
   Investment securities gains                           17          224           (207)       224         2,203         (1,979)
   Finders Fee                                            -        1,331         (1,331)     1,331             0          1,331
                                                  ---------    ---------    ------------ ---------     ---------    -----------
        Total non-interest income                 $   3,776    $   4,673    $      (897) $   4,673     $   4,562    $       111

Non-Interest Expense:
   Salaries and employee benefits                    11,679        7,634          4,045      7,634         6,185          1,449
   Occupancy and equipment expense                    2,885        2,181            704      2,181         1,634            547
   Professional fees                                    547          452             95        452           504            (52)
   Taxes, other than payroll, property
      and income                                        794          559            235        559           445            114
   Acquisition related expenses                           -          132           (132)       132           482           (350)
   Amortization of intangibles                        1,625          982            643        982           386            596
   Other expenses                                     5,100        3,397          1,703      3,397         2,596            801
                                                  ---------    ---------    -----------  ---------     ---------    -----------
      Total non-interest expenses                 $  22,630    $  15,337    $     7,293  $  15,337     $  12,232    $     3,105

Net non-interest expenses as a percent
   of average assets                                  2.36%        1.82%                     1.82%         1.71%
Net non-interest expenses as a percent
   of average assets (excluding investment
    securities gains,  finders fee, and
    acquisition related expenses)                     2.36%        2.06%                     2.06%         2.10%



INCOME TAXES

The Company's provision for income taxes was $1,927 in 1999, which represented 29.6% of pre-tax income versus $1,997 in 1998. The decrease is primarily attributed to the decrease in income before income taxes.

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

Total loans, net of unearned income, averaged $520,267 in 1999 compared with $340,089 in 1998. At year end 1999, loans net of unearned income totaled $570,106 compared to $395,620 at December 31, 1998, an increase of $174,486 or 44.1%.

The following table presents a summary of the Company's loan portfolio by category for each of the last five years. Other than the categories noted, there is no concentration of loans in any industry greater than 5% in the portfolio. The Company has no foreign loans or highly leveraged transactions in its loan portfolio.

                           LOAN PORTFOLIO COMPOSITION

                                Loans Outstanding
                             (Dollars in thousands)


                                                                     December 31
                                  1999     %         1998        %        1997     %         1996        %       1995        %
Commercial, secured by real
 estate                       $135,078   23.7%   $ 86,010    21.6%    $ 71,818    22.8%    $ 63,179    23.6%   $ 39,724    26.8%
Commercial, other               98,543   17.3      73,982    18.6       48,309    15.4       37,609    14.1      22,115    14.9
Real estate construction        26,092    4.6      13,374     3.4        8,352     2.7        4,523     1.7       2,495     1.7
Real estate mortgage           192,088   33.6     131,212    33.0      103,664    33.0       94,844    35.4      44,215    29.8
Agricultural                    17,525    3.1      15,433     3.9       13,232     4.2       11,751     4.4       6,924     4.7
Consumer                       100,075   17.5      73,100    18.4       68,461    21.8       54,160    20.2      32,362    21.8
Other                            1,352    0.2       4,502     1.1          674      .2        1,493      .6         435     0.3
                              --------   ----    --------    ----     --------    ----     --------    ----    --------   -----
  Total loans                 $570,753   100.0%  $397,613    100.0%   $314,510    100.0%   $267,559    100.0%  $148,270   100.0%

  Less unearned income            (647)            (1,993)              (2,408)              (2,106)               (949)
                              --------           --------             --------             --------            --------

     Total loans net of
        unearned income       $570,106           $395,620             $312,102             $265,453            $147,321

Commercial loans generally are made to small-to-medium size businesses located within a Bank's defined market area and typically are secured by business assets and guarantees of the principal owners. Collateral for real estate mortgage loans include residential properties and the loans generally do not exceed 80% of the value of the real property securing the loan based on recent independent appraisals. The Company's real estate mortgage loan portfolio primarily consists of adjustable rate residential mortgage loans. The origination of these mortgage loans can be more difficult in a low interest rate environment where there is a significant demand for fixed rate mortgages. A number of the banks do participate in the origination of loans into the secondary market and recognize the referral fees into other income. Consumer loans generally are made to individuals living in a Bank's defined market area who are known to the Bank's staff. Consumer loans are made for terms of up to seven years on a secured or unsecured basis. While consumer loans generally provide the Company with increased interest income, consumer loans may involve a greater risk of default. Loss experience in all categories has been at an acceptable level over the past five years, with net charge-offs being .41% of loans in 1999 and .29% in 1998. With respect to consumer loans in particular, net charge-offs for the year ended December 31, 1999 were $564, or .56% of total consumer loans outstanding at December 31, 1999, and $460 in 1998, or .63% of total consumer loans outstanding at December 31, 1998.

The following table sets forth the maturity distribution and interest sensitivity of selected loan categories at December 31, 1999. Maturities are based upon contractual terms. The Company's policy is to specifically review and approve any loan renewed; no loans are automatically rolled over.


                    Loan Maturities and Interest Sensitivity
                                December 31, 1999
                             (Dollars in thousands)



                                                       One Year      One Through        Over            Total
                                                       or Less        Five Years     Five Years         Loans
Commercial, secured by real estate                   $     92,557   $     37,341    $      5,180   $    135,078

Commercial, other                                          78,267         16,816           3,460         98,543

Real estate construction                                   19,143          5,846           1,103         26,092

Agricultural                                               17,525              -               -         17,525
                                                     ------------   ------------    ------------   ------------

    Total                                            $    207,492   $     60,003    $      9,743   $    277,238
                                                     ============   ============    ============   ============


Fixed rate loans                                     $    157,528   $     60,003    $      9,743   $    227,274

Floating rate loans                                        49,964              -               -         49,964
                                                     ------------   ------------    ------------   ------------

    Total                                            $    207,492   $     60,003    $      9,743   $    277,238
                                                     ============   ============    ============   ============

Nonperforming assets

Nonperforming assets consist of loans on which interest is no longer accrued, certain restructured loans where interest rate or other terms have been renegotiated, accruing loans past due 90 days or more and real estate acquired through foreclosure. All loans considered impaired under SFAS 114 are included in nonperforming loans.

The Company generally discontinues the accrual of interest on loans that become 90 days past due as to principal or interest unless they are adequately secured and in the process of collection. A loan remains in a nonaccrual status until doubts concerning the collectibility no longer exist. A loan is classified as a restructured loan when the interest rate is materially reduced or the term is extended beyond the original maturity date because of the inability of the borrower to service the loan under the original terms. Other real estate is recorded at the lower of cost or fair value less estimated costs to sell.

A summary of the components of nonperforming assets, including several ratios using period-end data, is shown as follows:

                              Nonperforming Assets
                             (Dollars in thousands)


                                                                              December 31
                                           ----------------------------------------------------------------------------------
                                                1999             1998             1997            1996            1995
Nonaccrual loans                           $         4,540  $         3,500  $           562  $          768 $          693
Accruing loans which are contractually
  past due 90 days or more                           1,721            1,322              522             594            480
Restructured loans                                     666              105              356               0              0
                                           ---------------  ---------------  ---------------  -------------- --------------
  Total nonperforming and restructured
    Loans                                  $         6,927  $         4,927  $         1,440  $        1,362 $        1,173
Other real estate acquired through
  Foreclosures                                       3,009              961              836             485            132
                                           ---------------  ---------------  ---------------  -------------- --------------
   Total nonperforming and restructured
     loans and other real estate           $         9,936  $         5,888  $         2,276  $        1,847 $        1,305
Nonperforming and restructured loans
  as a percentage of net loans                       1.22%            1.25%             .46%            .51%           .80%
Nonperforming and restructured loans
  and other real estate as a percentage
  of total assets                                    1.17%             .90%             .49%            .51%           .63%


Nonaccrual loans increased from $3,500 at December 31, 1998 to $4,540 at December 31, 1999. Total nonperforming assets increased from $5,888 at December 31, 1998 to $9,936 at December 31, 1999. The percentage of nonperforming loans to total loans decreased from 1.25% to 1.22%

The increase in total nonperforming loans and other real estate owned of $4,048 is largely attributable to loans at the Bank of Mt. Vernon acquired in January 1999. The $2,932 of nonperforming loans and other real estate owned at the Bank of Mt. Vernon are primarily residential real estate development and rental properties which are expected to be liquidated in 2000.

The increase in other real estate owned of $2,048 represents the acquisition of real estate with an appraised value of $3,000. This property was acquired at year end 1999 and is currently leased with a purchase option.

Reserves allocated in connection with these assets are believed to be adequate.

The Company continues to follow its long-standing policy of not engaging in international lending and not concentrating lending activity in any one industry.

Although loans may be classified as nonperforming, many continue to pay interest irregularly or at less than original contractual rates. A summary of actual income recognized on nonaccrual and restructured loans versus their full contractual yields for each of the past five years is presented below.

              Interest Income on Non-Accrual and Restructured Loans

                             Year ended December 31
                             (Dollars in thousands)


                               1999       1998       1997       1996       1995
Contractual interest            272        135         77         73         32
Interest recognized               6          6         62          2         22




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

Securities as a percentage of average interest-earning assets decreased to 25.2% in 1999 versus 30.6% in 1998 and 27.6% in 1997. The 1999 decrease in securities reflects the movement of funds into higher yielding loan balances, primarily in regards to the acquisition of deposits held in the West Virginia branches.

At December 31, 1999 and 1998, the Company had an investment in noncumulative perpetual preferred stock of First Guaranty Bank, Hammond, Louisiana. The market value of this investment approximated its book value, which totaled $2 million at December 31, 1999 and 1998. The dividend rate on the preferred stock is 2% in excess of the prime rate as in effect from time to time.

The following tables present the carrying values and maturity distribution of investment securities.

                          Carrying Value of Securities
                             (Dollars in thousands)


                                                          December 31


                                                1999          1998         1997
U.S. Treasury and Federal agencies:
   Available for sale                      $  128,101    $  132,106   $   43,088
   Held to maturity                             1,733         3,529        5,588
State and municipal obligations:
   Available for sale                           7,354         3,831        3,564
   Held to maturity                            16,876        16,474       14,625
Equity securities:
   Available for sale                           2,775         2,798        2,795
   Held to maturity                                 0             0            0
Other securities:
   Available for sale                          13,557        18,405        3,600
   Held to maturity                                24            49          149
Total securities:
   Available for sale                         151,787       157,140       53,047
   Held to maturity                            18,633        20,052       20,362
                                           ----------    ----------   ----------
Total                                      $  170,420    $  177,192   $   73,409



                                             Maturity Distribution of Securities
                                                      December 31, 1999
                                                    (Dollars in thousands)


                                                           One           Five
                                              Year       Through       Through      Over
                                               Or         Five           Ten         Ten         Other                      Market
                                              Less        Years         Years       Years     Securities       Total        Value
U.S. Treasury and Federal agencies:
    Available for sale                     $  12,889   $  68,687    $   38,325     $  8,200    $      -     $  128,101   $  128,101
    Held to maturity                             370       1,363             -            -           -          1,733        1,703
State and municipal obligations:
    Available for sale                           488       2,131         2,357        2,378           -          7,354        7,354
    Held to maturity                             810       5,555         8,928        1,583           -         16,876       16,858
Other securities:
    Available for sale                             -           -             -            -      16,332         16,332       16,332
    Held to maturity                               -           -             -            -          24             24           24
Total securities:
    Available for sale                        13,377      70,818        40,682       10,578      16,332        151,787      151,787
    Held to maturity                           1,180       6,918         8,928        1,583          24         18,633       18,585
                                           ---------   ---------    ----------     --------    --------     ----------   ----------
Total                                      $  14,557   $  77,736    $   49,610     $ 12,161    $ 16,356     $  170,420   $  170,372
                                           =========   =========    ==========     ========    ========     ==========   ==========
Percent of total                               8.54%      45.61%        29.11%        7.14%       9.60%        100.00%
Weighted average yield*                        5.25%       5.91%         6.23%        6.85%       7.37%          6.16%



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

Total deposits averaged $648,595 in 1999, a 43.9% increase over 1998. Total deposits averaged $450,649 in 1998, an increase of $137,071 or 43.7% over 1997. Noninterest bearing deposits averaged 10.3% of total deposits in 1999, compared to 12.0% in 1998 and 11.0% in 1997.

At  December  31,  1999,  deposits  totaled  $692,843,  compared  to $523,193 at
December 31, 1998, an increase of $169,650, or 32.4%. Of this increase, approximately $115,000 is attributable to the acquisition of Mt. Vernon Bancshares. Exclusive of this acquisition, deposits increased $54,650 from December 31, 1998 to December 31, 1999, representing a 10.4% increase.

The table below provides information on the maturities of time deposits of $100,000 or more at December 31, 1999.

                                Maturity of Time
                          Deposits of $100,000 or More

                                                 December 31, 1999
                                                   (In thousands)

     Maturing 3 months or less                     $       24,044
     Maturing over 3 months through 6 months               16,153
     Maturing over 6 months through 12 months              30,532
     Maturing over 12 months                               28,563
                                                    -------------
     Total                                          $      99,292
                                                    =============

The following table sets forth the average amount of and average rate paid on selected deposit categories during the past three full years.

                          Selected Deposit Categories
                             (Dollars in Thousands)

                                         1999                          1998                          1997
         Category               Amount        Rate (%)        Amount        Rate (%)        Amount        Rate (%)
Demand                       $    66,483            0%     $    54,043            0%     $    34,462            0%
NOW and money
  market accounts                150,165         3.65%          93,741         3.49%          51,268         3.38%
Savings                           63,227         3.10%          51,818         2.94%          32,671         2.96%
Certificates of deposit
  and other time                 368,720         5.53%         251,047         5.84%         195,177         5.89%
                             -----------    ---------      -----------    ---------      -----------    ---------
     Total                   $   648,595         4.29%     $   450,649         4.32%     $   313,578         4.53%


Capital

Stockholders' equity decreased $2,272 in 1999 to $52.1 million or 6.1% of total assets at December 31, 1999. This compares to $54.4 million, or 8.3% of total assets at December 31, 1998. The primary reason for the 1999 decrease in stockholders' equity was the increase in unrealized loss on securities of $3,722 from ($300) on December 31, 1998, to ($4,022) on December 31, 1999. This is a component of accumulated other comprehensive income. The decrease was partially offset by the retention of net earnings of $1,450 in 1999. The primary source of growth in stockholders' equity in 1998 was the retention of net earnings of $2,636. The consolidated statements of changes in stockholders' equity detail the changes in equity for the last three years.

The fair value adjustment of the Company's available for sale securities portfolio, which is recorded as a component of stockholders' equity, may change significantly as market conditions change. At December 31, 1999 and 1998, the adjustment resulted in a reduction of stockholders' equity of $4,022 and $300. Further volatility in stockholders' equity may occur in the future as market conditions change.

The Company's principal source of funds for dividend payments to stockholders is dividends received from the subsidiary Banks. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid without prior approval of regulatory agencies in any calendar year is limited to the current year's net profits, as defined, combined with the retained net profits of the preceding two years, subject to regulatory capital requirement limitations. During 2000, the Banks could, without prior approval, declare dividends to the Company of approximately $8.0 million plus any 2000 net profits retained to the date of the dividend declaration.

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

                          Selected Capital Information
                             (Dollars in thousands)


                                                           December 31

                                                   1999       1998       Change
Stockholders' Equity                            $ 52,127   $ 54,399    $ (2,272)
  Qualifying capital securities of subsidiary
    trust                                         18,683     18,213         470
  Disallowed amounts of goodwill and other
    intangibles                                  (24,339)   (21,555)     (2,784)
  Unrealized loss on securities available
    for sale                                       3,923        231       3,692
                                                --------   --------    --------
Tier I capital                                  $ 50,394   $ 51,288    $   (894)



Tier II capital adjustments:
  Qualifying capital securities of subsidiary
    trust                                         10,067     10,537
  Allowance for loan losses                        6,812      4,363
                                                --------   --------
Total capital                                   $ 67,273   $ 66,188

Total risk-weighted assets                      $566,632   $408,245
Ratios
Tier I capital to risk-weighted assets              8.9%      12.6%
Total capital to risk-weighted assets              11.9%      16.2%
Leverage at year-end                                6.2%       8.1%



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

As part of its liquidity management, the Company maintains funding relationships with the Federal Home Loan Bank and other financial institutions. The Company prefers to manage its liquidity requirements generally through the matching of maturities of assets and liabilities.

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

In addition to cash, cash equivalents and Federal funds sold, the securities portfolio provides an important source of liquidity. The total of securities maturing within one year along with cash, due from banks, interest-earning balances with banks maturing within one year, and Federal funds sold totaled $68.9 million as of December 31, 1999. Additionally, securities available-for-sale with maturities greater than one year, equity securities, and interest-earning balances with banks with maturities greater than one year, totaled $143.3 million at December 31, 1999. These securities represent a secondary source available to meet liquidity needs on a continuing basis.

To maintain a desired level of liquidity, the Company has several sources of funds available. One is the cash flow generated daily from the Banks' various loan portfolios in the form of principal and interest payments. Another source is its deposit base. The Company maintains a relatively stable base of customer deposits which has historically exhibited steady growth. This growth, when combined with other sources, is expected to be adequate to meet its demand for funds. Due to the nature of the markets served by the Company's subsidiary banks, management believes that the majority of certificates of deposit of $100,000 or more are no more volatile than its core deposits. Certificates of deposits and other time deposits of $100,000 or more represented approximately 14.3% and 11.7% of total deposits at December 31, 1999 and 1998. A number of techniques are used to measure the liquidity position, including the utilization of ratios that are presented below. These ratios are calculated based on annual averages for each year.

                                Liquidity Ratios

                                                 1999        1998        1997

Total loans/total deposits..................     80.2%       75.5%       91.0%
Total loans/total deposits less float.......     81.0%       76.3%       91.8%


This analysis shows that the Company's loan to deposit ratio decreased in 1998 from the 1997 level. This is due to the acquisition of deposits held in the West Virginia branches. The increase in 1999 is primarily the result of those funds moving from lower yielding assets into higher yielding loans.

Information regarding short-term borrowings for the past three years is presented below.
                              Short-Term Borrowings
                             (Dollars in thousands)

                                                1999         1998         1997
Repurchase Agreements:

   Balance at year end                     $   21,282    $   7,772    $   6,579

   Weighted average rate at year end             5.80%        4.47%        5.38%

   Average balance during the year         $    8,640    $  20,167    $  49,939

   Weighted average rate during the year         5.14%        4.58%        5.51%

   Maximum month-end balance               $   21,282    $  82,755    $ 120,257

Other short-term borrowings:

   Balance at year end                     $   11,225    $  18,225    $   4,082

   Weighted average rate at year end             5.93%        5.74%        6.17%

   Average balance during the year         $   12,184    $  14,867    $   6,914

   Weighted average rate during the year         5.61%        5.83%        6.04%

   Maximum month-end balance               $   15,788    $  19,800    $   9,396

Total short-term borrowings:

   Balance at year end                     $   32,507    $  25,997    $  10,661

   Weighted average rate at year end             5.84%        5.36%        5.68%

   Average balance during the year         $   20,824    $  35,034    $  56,853

   Weighted average rate during the year         5.41%        5.12%        5.49%

   Maximum month-end balance               $   32,507    $  92,719    $ 130,348



Substantially all federal funds purchased and repurchase agreements mature in less than ninety days. Other short-term borrowings primarily represent Federal Home Loan Bank (FHLB) advances to Bank Affiliates (with varying maturity dates) which are funding residential mortgage and commercial loans.

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

As shown by the interest rate sensitivity analysis as of December 31, 1999, the cumulative amount of the Company's interest earning assets repricing during the first year is higher than the total amount of its interest bearing liabilities repricing during this period. This position, which is normally termed a positive interest sensitivity gap, generally allows for enhanced net interest income during periods of rising interest rates. This positive gap is within the Company's internal policy guidelines and is not expected to impact significantly the Company's net interest income during a period of falling interest rates.

The following table provides an analysis of the Company's interest rate sensitivity at December 31, 1999.

                       Interest Rate Sensitivity Analysis
                             (Dollars in Thousands)

                                                 0 - 90      91 days -        1 - 5         Over 5
                                                  Days         1 Year         Years          Years          Total
Assets
   Loans, net of unearned income              $    222,417  $   168,232   $    137,617   $    41,840    $    570,106
   Investment securities                             6,518        8,039         77,736        82,250         174,543
   Interest-earning balances                           900            -            580           154           1,634
   Federal funds sold                               25,197            -              -             -          25,197
                                              ------------  -----------   ------------   -----------    ------------
       Total earning assets                   $    255,032  $   176,271   $    215,933   $   124,244    $    771,480

Sources of Funds
   NOW, money market and
      savings                                 $     40,737  $    58,031   $     48,078   $    86,389    $    233,235
   Time deposits                                    90,116      190,397        110,605             -         391,118
   Borrowings                                       25,559       12,832         35,538             -          73,929
                                              ------------  -----------   ------------   -----------    ------------
     Total interest bearing liabilities       $    156,412  $   261,260   $    194,221   $    86,389    $    698,282

Interest Sensitivity Gap
   For the period                             $     98,620  $   (84,989)  $     21,712   $    37,855    $     73,198
   Cumulative                                       98,620       13,631         35,343        73,198               -
   Cumulative as a percent of
     Earning assets                                 12.78%        1.77%          4.58%         9.49%


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Asset/Liability Management and Market Risk

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

The Company's Board of Directors is responsible for reviewing the interest rate sensitivity of the Company and establishing policies to monitor and limit exposure to interest rate risk. Interest rate risk is monitored through the use of an earnings simulation model to analyze net interest income sensitivity.

The earnings simulation model forecasts the effect of instantaneous movements in interest rates of both 100 and 200 basis points. The most recent earnings simulation model projects net interest income would increase by approximately 3.0% of stable rate net interest income if rates rise by 100 basis points over the next year. It projects a decrease of 3.2% if the rates fall by 100 basis points. Management believes this reflects a slight asset sensitive rate risk position for the one-year horizon.

Within the same time frame, but assuming a 200 basis point movement in rates, the model forecasts that net interest income would rise above that earned in a stable rate environment by 5.3% in a rising rate scenario and decrease by 9.3% in a falling rate scenario. Under both the 100 and 200 basis point forecast, the percentage changes in net interest income are within Company guidelines.

This simulation model includes assumptions about how the balance sheet is likely to evolve through time. Loan prepayments are developed from industry median estimates for prepayment speeds. Noncontractual deposit pricing and sensitivity are assumed to follow historical patterns.

The Economic Value at Risk (EVR) of the balance sheet, at a point in time, is defined as the discounted present value of asset cash flows minus the discounted value of liability cash flows. The resulting percentage change in EVR is an indication of the longer term repricing risk imbedded in the balance sheet. At December 31, 1999, a 200 basis point increase in rates is estimated to increase EVR by .5%. Additionally, EVR is projected to decrease by 16.2% if rates fall by 200 basis points. The calculations of present value have certain shortcomings. The discount rates utilized are based on estimated market interest rate levels for similar loans and securities nationwide.

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

Summary information about the simulation model's interest rate risk measures is presented below:



                                            Year-End    Year-End       ALCO
                                              1999        1998      Guidelines
Projected 1-Year Net Interest Income
   -100 bp change vs. Base Rate               -3.2%        3.5%       +/-10%
   +100 bp change vs. Base Rate                3.0%       -3.6%       +/-10%

Projected 1-Year Net Interest Income
   -200 bp change vs. Base Rate               -9.3%        7.1%       +/-10%
   +200 bp change vs. Base Rate                5.3%       -7.2%       +/-10%

Economic Value Change
   -200 bp change vs. Base Rate              -16.2%       15.6%       +/-10%
   +200 bp change vs. Base Rate                 .5%      -15.6%       +/-10%




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

Management expects interest rates to be biased toward increasing slightly during 2000 and believes that the current modest level of asset sensitivity is appropriate when taken in conjunction with the unlikely event of a significant rate decrease. Premier's interest sensitivity profile changed from 1998 to 1999 as a result of the increase in shorter term loan instruments.

Trade Risk Management

Premier does not maintain a trading account, which would primarily provide investment products and risk management services to its customers as well as to take propriety risk positions.

Derivative Instruments

A derivative financial instrument includes futures, forwards, interest rate swaps, options and other financial instruments with similar characteristics. Premier currently does not enter into futures, forwards, swaps or options. However, the Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to make loans and standby letters of credit, which involve to varying degrees elements of credit risk and interest rate risk in excess of amounts recognized on the balance sheets. Commitments to make loans are agreements to lend to a customer as long as there is no violation of any contract condition. Commitments generally have fixed expiration dates and may require collateral if deemed necessary. Standby letters of credit are conditional commitments issued by Premier to guarantee the performance of a customer to a third party up to a stipulated amount and with specific terms and conditions. Commitments to make loans and standby letters of credit are not recorded as an asset or liability by the Company until the instrument is exercised.

Year 2000

Premier undertook a project (the "Year 2000 Plan") to identify and assess the readiness of its computer systems, programs and other infrastructure that could be affected by the Year 2000 issue and to remedy any problems identified. Premier's Year 2000 Plan also included an assessment of the Year 2000 readiness of key third parties on whom the Company's operations depend, as well as customers Premier deemed to have material Year 2000 issues.

Premier also developed contingency plans permitting the company to continue operations, consistent with the highest quality standards, in the event Year 2000 problems arose. Management believes that its Year 2000 Plan proceeded successfully as all operating systems performed well during the year change. While management does not expect future problems resulting from the Year 2000 issue, it is possible that other dates in the year 2000 may further affect computer software or systems, or cause a Year 2000 problem relating to the Company's own systems or to those of key third parties with whom Premier conducts business that could adversely affect its financial condition.

Premier has incurred costs of approximately $200,000 attributable to Year 2000 remediation which has been expensed as incurred. Management projects additional Year 2000 expenses to be minimal, however Year 2000 expenses are subject to change and could vary from current estimates if the final requirements for complete year 2000 readiness exceed management's expectations.

Monitoring of computer date sensitive issues will continue at least through the year 2000. Corrective action will be taken if management encounters any previously unidentified Year 2000 problems internally or in interfacing with third parties, and the Company's contingency plans remain available. Management has determined that if an unlikely business interruption as a result of computer date-sensitive issues occurred, such an interruption could be material to Premier's overall financial performance.


Item 8.  Financial Statements and Supplementary Data


         The Company's Financial Statements and related Independent Auditors' Report are presented in the following pages. The financial statements filed in this Item 8 are as follows:

         Independent Auditors' Report

         Financial Statements:
           Balance Sheets - December 31, 1999 and 1998
           Statements of Income - Years Ended December 31, 1999, 1998 and 1997 Statements of Changes in Stockholders' Equity - Years ended December 31, 1999, 1998 and 1997 Statements of Cash Flows - Years ended December 31, 1999, 1998 and 1997 Notes to Financial Statements

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

         There have been no changes in or disagreements with accountants on accounting or financial disclosure matters.

                         PREMIER FINANCIAL BANCORP, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997

                         PREMIER FINANCIAL BANCORP, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997




                                    CONTENTS




REPORT OF INDEPENDENT AUDITORS........................................    1

FINANCIAL STATEMENTS
   Consolidated Balance Sheets........................................    2
   Consolidated Statements of Income and Comprehensive Income.........    3 - 4
   Consolidated Statements of Changes in Stockholders' Equity.........    5
   Consolidated Statements of Cash Flows..............................    6 - 7
   Notes to Consolidated Financial Statements.........................    8 - 30

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors
Premier Financial Bancorp, Inc.
Georgetown, Kentucky



We have audited the accompanying consolidated balance sheets of Premier Financial Bancorp, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of income and comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Premier Financial Bancorp, Inc. as of December 31, 1999 and 1998 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.





                                           /s/ Crowe, Chizek and Company LLP

Lexington, Kentucky
February 18, 2000

                         PREMIER FINANCIAL BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1999 and 1998

--------------------------------------------------------------------------------

                                                                                        1999                1998
                                                                                        ----                ----
                                                                                             (In Thousands)
ASSETS
Cash and due from banks                                                           $     28,227         $     20,171
Interest earning balances with banks                                                     1,634                    -
                                                                                  ------------         ------------
    Cash and cash equivalents                                                           29,861               20,171
Federal funds sold                                                                      25,197               19,406
Investment securities
   Available for sale                                                                  151,787              157,140
   Held to maturity                                                                     18,633               20,052
Loans                                                                                  570,753              397,613
   Unearned income                                                                        (647)              (1,993)
   Allowance for loan losses                                                            (6,812)              (4,363)
                                                                                  ------------         ------------
     Net loans                                                                         563,294              391,257
Federal Home Loan Bank and Federal Reserve Bank stock                                    4,123                3,416
Premises and equipment, net                                                             14,935               11,764
Real estate and other property acquired through foreclosure                              3,019                  992
Interest receivable                                                                      9,814                8,053
Goodwill and other intangibles                                                          24,339               21,555
Other assets                                                                             7,466                3,938
                                                                                  ------------         ------------

Total assets                                                                      $    852,468         $    657,744
                                                                                  ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
   Non-interest bearing                                                           $     68,490         $     62,813
   Time deposits, $100,000 and over                                                     99,292               61,190
   Other interest bearing                                                              525,061              399,190
                                                                                  ------------         ------------
     Total deposits                                                                    692,843              523,193
Securities sold under agreements to repurchase                                          21,282                7,772
Federal Home Loan Bank advances                                                         32,647               31,898
Other borrowed funds                                                                    20,000                8,000
Interest payable                                                                         3,265                2,384
Other liabilities                                                                        1,554                1,348
                                                                                  ------------         ------------
   Total liabilities                                                                   771,591              574,595

Guaranteed preferred beneficial interests in Company's debentures                       28,750               28,750

Stockholders' equity
   Preferred stock, no par value; 1,000,000 shares
     authorized; none issued or outstanding                                                  -                    -
   Common stock, no par value; 10,000,000 shares authorized;
     5,232,230 shares issued and outstanding                                             1,103                1,103
   Surplus                                                                              43,445               43,445
   Retained earnings                                                                    11,601               10,151
   Accumulated other comprehensive income                                               (4,022)                (300)
                                                                                  ------------         ------------
     Total stockholders' equity                                                         52,127               54,399
                                                                                  ------------         ------------

Total liabilities and stockholders' equity                                        $    852,468         $    657,744
                                                                                  ============         ============







--------------------------------------------------------------------------------
                             See accompanying notes
                                                                              2.

                         PREMIER FINANCIAL BANCORP, INC.
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                             Years Ended December 31

--------------------------------------------------------------------------------

                                                                    1999               1998                1997
                                                                    ----               ----                ----
                                                                                  (In Thousands)
Interest income
   Loans, including fees                                        $    50,649         $    33,787         $    28,690
   Investment securities -
     Taxable                                                          9,575               8,582               5,802
     Tax-exempt                                                       1,409               1,180               1,158
   Federal funds sold                                                 1,047               1,686               1,036
   Other interest income                                                192                 115                 165
                                                                -----------         -----------         -----------
     Total interest income                                           62,872              45,350              36,851

Interest expense
   Deposits                                                          27,808              19,459              14,196
   Other borrowings                                                   3,547               2,932               3,566
   Debt                                                               2,852               2,852               1,631
                                                                -----------         -----------         -----------
     Total interest expense                                          34,207              25,243              19,393

Net interest income                                                  28,665              20,107              17,458
Provision for loan losses                                             3,294               1,742               1,399
                                                                -----------         -----------         -----------

Net interest income after provision for loan losses                  25,371              18,365              16,059

Non-interest income
   Service charges                                                    1,965               1,585               1,261
   Insurance commissions                                                565                 468                 483
   Investment securities gains                                           17                 224               2,203
   Other income                                                       1,229               2,396                 615
                                                                -----------         -----------         -----------
                                                                      3,776               4,673               4,562

Non-interest expenses
   Salaries and employee benefits                                    11,679               7,634               6,185
   Occupancy and equipment expenses                                   2,885               2,181               1,634
   Professional fees                                                    547                 452                 504
   Taxes, other than payroll, property and income                       794                 559                 445
   Acquisition related expenses                                           -                 132                 482
   Amortization of intangibles                                        1,625                 982                 386
   Other expenses                                                     5,100               3,397               2,596
                                                                -----------         -----------         -----------
                                                                     22,630              15,337              12,232

Income before income taxes                                            6,517               7,701               8,389
Provision for income taxes                                            1,927               1,997               2,605
                                                                -----------         -----------         -----------

Net income                                                      $     4,590         $     5,704         $     5,784
                                                                ===========         ===========         ===========

Weighed average common shares outstanding:
   Basic                                                              5,232               5,232               5,232
   Diluted                                                            5,232               5,247               5,245

Earnings per share:
   Basic                                                        $       .88         $      1.09         $      1.11
   Diluted                                                              .88                1.09                1.10





--------------------------------------------------------------------------------

                                  (Continued)
                                                                              3.

                         PREMIER FINANCIAL BANCORP, INC.
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                             Years Ended December 31

--------------------------------------------------------------------------------


                                                                    1999               1998                1997
                                                                    ----               ----                ----
                                                                                  (In Thousands)
Other comprehensive income (loss), net of tax:
   Unrealized gains and (losses) arising during
     the period                                                 $    (3,711)        $       (95)        $     1,521
   Reclassification of realized amount                                  (11)               (149)             (1,454)
                                                                -----------         -----------         -----------
     Net change in unrealized gain (loss) on
       securities                                                    (3,722)               (244)                 67
                                                                -----------         -----------         -----------

Comprehensive income                                            $       868         $     5,460         $     5,851
                                                                ===========         ===========         ===========

--------------------------------------------------------------------------------
                             See accompanying notes
                                                                              4.

                        PREMIER FINANCIAL BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  Years Ended December 31, 1999, 1998 and 1997

--------------------------------------------------------------------------------

                                                                                          Accumulated
                                                                                             Other
                                              Common                      Retained       Comprehensive
                                               Stock        Surplus       Earnings          Income          Total
                                               -----        -------       --------          ------          -----
                                                              (In Thousands, Except Per Share Data)
Balances, January 1, 1997                   $    985      $  38,795      $   8,988       $     (123)     $   48,645

Net change in unrealized losses on
  securities available for sale                    -              -              -               67              67

Net income                                         -              -          5,784                -           5,784

Dividends paid - $.55 per share                    -              -         (2,406)               -          (2,406)

Dividends paid - Sabina prior to pooling           -              -            (83)               -             (83)
                                            --------      ---------      ---------       ----------      ----------

Balances, December 31, 1997                      985         38,795         12,283              (56)         52,007

Net change in unrealized losses on
  securities available for sale                    -              -              -             (244)           (244)

Net income                                         -              -          5,704                -           5,704

Dividends paid - $.60 per share                    -              -         (3,068)               -          (3,068)

Stock dividend                                   118          4,650         (4,768)               -               -
                                            --------      ---------      ---------       ----------      ----------

Balances, December 31, 1998                    1,103         43,445         10,151             (300)         54,399

Net change in unrealized losses on
  securities available for sale                    -              -              -           (3,722)         (3,722)

Net income                                         -              -          4,590                -           4,590

Dividends paid - $.60 per share                    -              -         (3,140)               -          (3,140)
                                            --------      ---------      ---------       ----------      ----------

Balances, December 31, 1999                 $  1,103      $  43,445      $  11,601       $   (4,022)     $   52,127
                                            ========      =========      =========       ==========      ==========





--------------------------------------------------------------------------------
                           See accompanying notes
                                                                              5.

                        PREMIER FINANCIAL BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             Years Ended December 31

--------------------------------------------------------------------------------

                                                                              1999            1998             1997
                                                                              ----            ----             ----
                                                                                         (In Thousands)
Cash flows from operating activities
   Net income                                                         $      4,590     $     5,704     $      5,784
   Adjustments to reconcile net income to
     net cash from operating activities
       Depreciation                                                          1,214             872              644
       Provision for loan losses                                             3,294           1,742            1,399
       Amortization, net                                                     1,750             591              378
       FHLB stock dividends                                                   (254)           (227)            (155)
       Investment securities gains, net                                        (17)           (224)          (2,203)
       Changes in
         Interest receivable                                                  (409)         (2,566)            (946)
         Other assets                                                         (311)           (161)          (1,795)
         Interest payable                                                      256             578              296
         Other liabilities                                                     127            (531)             908
                                                                      ------------     -----------      -----------
           Net cash from operating activities                               10,240           5,778            4,310

Cash flows from investing activities
   Purchases of securities available for sale                              (82,373)       (640,535)        (311,373)
   Proceeds from sales of securities available for sale                     40,082         222,750          277,135
   Proceeds from maturities and calls of  securities
     available for sale                                                     52,865         313,671           18,870
   Purchases of investment securities held to maturity                      (2,055)         (4,978)          (4,255)
   Proceeds from maturities and calls of securities
     held to maturity                                                        3,472           5,276            4,879
   Purchases of FHLB stock                                                     (61)           (155)          (1,073)
   Net change in federal funds sold                                          6,933          21,840          (27,348)
   Net change in loans                                                     (82,882)        (75,665)         (48,436)
   Purchases of premises and equipment, net                                 (2,396)         (2,129)          (2,232)
   Proceeds from sale of other real estate acquired
     through foreclosure                                                       943             399              368
   Net cash received (paid) related to acquisitions                         (8,579)        123,971           20,613
                                                                      ------------     -----------      -----------
     Net cash from investing activities                                    (74,051)        (35,555)         (72,852)

Cash flows from financing activities
   Net change in deposits                                                   50,983          14,137           38,170
   Advances from Federal Home Loan Bank                                     16,345          27,225           17,727
   Repayment of Federal Home Loan Bank advances                            (15,596)        (10,590)         (11,842)
   Proceeds from other borrowed funds                                       12,000           8,000                -
   Net change in agreements to repurchase securities                        12,909           1,193              565
   Proceeds from issuance of guaranteed preferred
     beneficial interests in Company's debentures                                -               -           28,750
   Dividends paid                                                           (3,140)         (3,068)          (2,489)
                                                                      ------------     -----------      -----------
     Net cash from financing activities                                     73,501          36,897           70,881
                                                                      ------------     -----------      -----------



--------------------------------------------------------------------------------
                                 (Continued)
                                                                              6.

                        PREMIER FINANCIAL BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             Years Ended December 31

--------------------------------------------------------------------------------

                                                                         1999               1998             1997
                                                                         ----               ----             ----
                                                                                       (In Thousands)
Net change in cash and cash equivalents                               $      9,690     $     7,120      $     2,339

Cash and cash equivalents at beginning
   of year                                                                  20,171          13,051           10,712
                                                                      ------------     -----------      -----------

Cash and cash equivalents at end of year                              $     29,861     $    20,171      $    13,051
                                                                      ============     ===========      ===========

Supplemental disclosures of cash flow information:
     Cash paid during the year for -
       Interest                                                       $     33,951     $    24,665      $    19,097
       Income taxes                                                          2,050           2,550            2,462

     Loans transferred to real estate acquired
       through foreclosure                                            $      2,943     $       555      $       829






--------------------------------------------------------------------------------
                             See accompanying notes
                                                                              7.

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997

--------------------------------------------------------------------------------

NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of Premier Financial Bancorp, Inc. (the Company) and its wholly owned subsidiaries:

                                                               December 31, 1999
                                                       Year                 Net
                                                     Acquired     Assets  Income
                                                     --------     ------  ------
                                                                 (In Thousands)

Citizens Deposit Bank & Trust Vanceburg, Kentucky      1991   $  129,261  $1,650
Bank of Germantown            Germantown, Kentucky     1992       27,006     200
Georgetown Bank & Trust Co.   Georgetown, Kentucky     1995       60,399     802
Citizens Bank                 Sharpsburg, Kentucky     1995       46,306     836
Farmers Deposit Bank          Eminence, Kentucky       1996      142,065   1,794
The Sabina Bank               Sabina, Ohio             1997       57,584     414
Ohio River Bank               Ironton, Ohio            1998       57,200     422
The Bank of Philippi, Inc.    Philippi, West Virginia  1998       59,506     169
Boone County Bank, Inc.       Madison, West Virginia   1998      137,991     649
The Bank of Mt. Vernon        Mt. Vernon, Kentucky     1999      130,979   1,068

The Company also has a data processing subsidiary, Premier Data Services, Inc., and PFBI Capital Trust subsidiary as discussed in Note 11. All intercompany transactions and balances have been eliminated.

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

Nature of Operations: The Banks operate under state bank charters and provide traditional banking services, including trust services, to customers primarily located in the counties and adjoining counties in Kentucky, Ohio, and West Virginia in which the Banks operate. Chartered as state banks, the Banks are subject to regulation by their respective state banking regulators and the Federal Deposit Insurance Corporation (FDIC) or the Federal Reserve Bank for member banks. The Company is also subject to regulation by the Federal Reserve Bank.

Estimates in the Financial Statements: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those

--------------------------------------------------------------------------------
                                  (Continued)
                                                                              8.

                        PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 1999, 1998, and 1997
--------------------------------------------------------------------------------

NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

estimates.   The  allowance  for  loan  losses  and  fair  values  of  financial instruments are particularly subject to change.

Cash Flows: For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and interest-earning balances with banks. Net cash flows are reported for loans, federal funds sold, deposits, and other borrowing transactions.

Investment Securities: The Company classifies its investment securities portfolio into three categories: trading, securities available for sale and securities held to maturity. Fair value adjustments are made to the securities based on their classification with the exception of the held to maturity category. The Company has no investments classified as trading.

Investment securities available for sale are carried at fair value. Adjustments from amortized cost to fair value are recorded in stockholders' equity, net of related income tax, under accumulated other comprehensive income on securities available for sale. The adjustment is computed on the difference between fair value and cost adjusted for amortization of premiums and accretion of discounts which are recorded as adjustments to interest income using the constant yield method.

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

--------------------------------------------------------------------------------
                                  (Continued)
                                                                              9.

                        PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Income Taxes: The Company uses the liability method for computing deferred income taxes. Under the liability method, deferred income taxes are based on the change during the year in the deferred tax liability or asset established for the expected future tax consequences of differences in the financial reporting and tax bases of assets and liabilities. The differences relate principally to premises and equipment, unrealized gains and losses on investment securities available for sale, changes in tax methods of accounting, FHLB stock, and the allowance for loan losses.

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

--------------------------------------------------------------------------------
                                  (Continued)
                                                                             10.

                        PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income: Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale which are also recognized as a separate component of equity.

New Accounting Pronouncements: Beginning January 1, 2001, a new accounting standard will require all derivatives to be recorded at fair value. Unless designated as hedges, changes in these fair values will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. This standard is not expected to have a material effect, but the effect will depend on derivative holdings when it applies.

Industry Segments: All of the Company's operations are considered by management to be aggregated into one reportable operating segment.

NOTE  2 - BUSINESS COMBINATIONS

On January 20, 1999, the Company acquired all of the outstanding shares of Mt. Vernon Bancshares, Inc., Mt. Vernon, Kentucky, a one-bank holding company owning all of the shares of Bank of Mt. Vernon (Mt. Vernon) for cash. Mt. Vernon offers full service banking in the counties of Rockcastle, Pulaski, and Madison, Kentucky. The total acquisition cost exceeded the fair value of net assets acquired by approximately $4.5 million. The combination was accounted for as a purchase and the results of operations of Mt. Vernon are included in the consolidated financial statements from January 20, 1999. At date of acquisition, Mt. Vernon had total assets of $129.5 million, total loans of $96.8 million, and total deposits of $118.7 million.

On June 26, 1998, the Company chartered Boone County Bank, Inc. in Madison, West Virginia, and The Bank of Philippi, Inc. in Philippi, West Virginia, for the purpose of acquiring three branch offices of Banc One Corporation located in Madison, Philippi and Van, West Virginia. Included in the purchase were $150 million in deposits and $9 million in loans. These branches were part of a larger group of branches acquired in cooperation with another bank holding company headquartered in Kentucky. Certain individual branches within the group were not retained by either company. The gain on disposition of these branches was shared between the Company and the other bank holding company. The Company's portion of the gain, $1.3 million, is included in other income in the accompanying financial statements.

On March 20, 1998, the Company acquired Ohio River Bank, Ironton, Ohio, (Ohio River) whereby the Company exchanged 297,840 shares of its common stock for all the issued and outstanding shares of Ohio River in a business combination accounted for as a pooling of interests. Based on the date of the acquisition agreement, the market value of the shares

--------------------------------------------------------------------------------
                                  (Continued)
                                                                             11.

                        PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

NOTE  2 - BUSINESS COMBINATIONS (Continued)

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

NOTE  3 - RESTRICTIONS ON CASH AND DUE FROM BANKS

Included in cash and due from banks are certain non-interest bearing deposits that are held at the Federal Reserve or maintained in vault cash in accordance with average balance requirements specified by the Federal Reserve Board of Governors. The balance requirement at December 31, 1999 and 1998 was $2.2 million and $1.1 million.

NOTE  4 - INVESTMENT SECURITIES

Amortized cost and fair value of investment securities, by category, at December 31, 1999 are as follows:


                                                   Amortized         Unrealized        Unrealized          Fair
                                                     Cost               Gains            Losses            Value
                                                     ----               -----            ------            -----
                                                                           (In Thousands)
Available for sale
   U. S. Treasury securities                     $     2,900         $      -         $      (6)        $     2,894
   U. S. agency securities                           130,254                -            (5,047)            125,207
   Obligations of states and political
     subdivisions                                      7,468                -              (114)              7,354
   Mortgage-backed securities                         14,333                -              (776)             13,557
   Preferred stock                                     2,000                -                 -               2,000
   Other securities                                      925                -              (150)                775
                                                 -----------         --------         ---------         -----------

     Total available for sale                    $   157,880         $      -         $  (6,093)        $   151,787
                                                 ===========         ========         =========         ===========

--------------------------------------------------------------------------------
                                  (Continued)
                                                                             12.

                        PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

NOTE  4 - INVESTMENT SECURITIES (Continued)



                                                   Amortized         Unrealized        Unrealized          Fair
                                                     Cost               Gains            Losses            Value
                                                     ----               -----            ------            -----
                                                                           (In Thousands)
Held to maturity
   U. S. Treasury securities                     $       500         $      -         $      (1)        $       499
   U. S. agency securities                             1,233                -               (29)              1,204
   Obligations of states and political
     subdivisions                                     16,876              132              (150)             16,858
   Mortgage-backed securities                             24                -                 -                  24
                                                 -----------         --------         ---------         -----------

     Total held to maturity                      $    18,633         $    132         $    (180)        $    18,585
                                                 ===========         ========         =========         ===========

Amortized cost and fair value of investment securities, by category, at December 31, 1998 are as follows:


                                                   Amortized         Unrealized        Unrealized          Fair
                                                     Cost               Gains            Losses            Value
                                                     ----               -----            ------            -----
                                                                           (In Thousands)
Available for sale
   U. S. Treasury securities                     $     7,185         $     44         $       -         $     7,229
   U. S. agency securities                           125,372               45              (540)            124,877
   Obligations of states and political
     subdivisions                                      3,691              142                (2)              3,831
   Mortgage-backed securities                         18,452               20               (67)             18,405
   Preferred stock                                     2,000                -                 -               2,000
   Other securities                                      900                -              (102)                798
                                                 -----------         --------         ---------         -----------

     Total available for sale                    $   157,600         $    251         $    (711)        $   157,140
                                                 ===========         ========         =========         ===========

Held to maturity
   U. S. Treasury securities                     $       899         $     16         $       -         $       915
   U. S. agency securities                             2,630                -               (73)              2,557
   Obligations of states and political
     subdivisions                                     16,474              770                (1)             17,243
   Mortgage-backed securities                             49                -                 -                  49
                                                 -----------         --------         ---------         -----------

     Total held to maturity                      $    20,052         $    786         $     (74)        $    20,764
                                                 ===========         ========         =========         ===========

--------------------------------------------------------------------------------
                                  (Continued)
                                                                             13.

                        PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

NOTE  4 - INVESTMENT SECURITIES (Continued)

The amortized cost and fair value of investment securities at December 31, 1999, by category and contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                                       Amortized             Fair
                                                                         Cost                Value
                                                                         ----                -----
                                                                             (In Thousands)
Available for sale
   Due in one year or less                                         $    13,524           $    13,377
   Due after one year through five years                                72,661                70,818
   Due after five years through ten years                               42,966                40,682
   Due after ten years                                                  11,471                10,578
   Mortgage-backed securities                                           14,333                13,557
   Preferred stock                                                       2,000                 2,000
   Other securities                                                        925                   775
                                                                   -----------           -----------

     Total available for sale                                      $   157,880           $   151,787
                                                                   ===========           ===========

Held to maturity
   Due in one year or less                                         $     1,180           $     1,181
   Due after one year through five years                                 6,918                 6,973
   Due after five years through ten years                                8,928                 8,866
   Due after ten years                                                   1,583                 1,541
   Mortgage-backed securities                                               24                    24
                                                                   -----------           -----------

     Total held to maturity                                        $    18,633           $    18,585
                                                                   ===========           ===========


Proceeds from sales of investment securities during 1999, 1998 and 1997 were $40.1 million, $222.7 million and $277.1 million. Gross gains of $44,000, $232,000 and $2.2 million, and gross losses of $27,000, $8,000 and $1,000 were realized on those sales.

Investment securities with an approximate carrying value of $76.3 million and $45.6 million at December 31, 1999 and 1998 were pledged to secure public deposits, trust funds, securities sold under agreements to repurchase and for other purposes as required or permitted by law.


--------------------------------------------------------------------------------
                                  (Continued)
                                                                             14.

                        PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

NOTE  5 - LOANS

Major classifications of loans are summarized as follows:



                                                 ----------December 31----------
                                                     1999               1998
                                                     ----               ----
                                                          (In Thousands)
Commercial, secured by real estate               $    135,078       $     86,010
Commercial, other                                      98,543             73,982
Real estate construction                               26,092             13,374
Residential real estate                               192,088            131,212
Agricultural                                           17,525             15,433
Consumer and home equity                              100,075             73,100
Other                                                   1,352              4,502
                                                 ------------       ------------

                                                 $    570,753       $    397,613
                                                 ============       ============


Certain directors and executive officers of the Banks and companies, in which they have beneficial ownership, were loan customers of the Banks during 1999 and 1998. Such loans were made in the ordinary course of business at the Banks' normal credit terms and interest rates. An analysis of the 1999 activity with respect to all director and executive officer loans is as follows:



                                                                  (In Thousands)
Balance, December 31, 1998                                       $       11,574
Additions, including loans now meeting disclosure
   requirements                                                           3,700
Amounts collected, including loans no longer meeting
   disclosure requirements                                               (2,998)
                                                                  --------------

Balance, December 31, 1999                                        $       12,276
                                                                  ==============

--------------------------------------------------------------------------------
                                   (Continued)
                                                                             15.

                        PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

NOTE  5 - LOANS (Continued)

Changes in the allowance for loan losses are as follows:


                                                        1999              1998             1997
                                                        ----              ----             ----
                                                                     (In Thousands)
Balance, beginning of year                            $   4,363        $   3,479         $   3,127
Allowance related to acquired subsidiaries                1,310              115                 -
Loans charged off                                        (2,556)          (1,189)           (1,305)
Recoveries                                                  401              216               258
Provision for loan losses                                 3,294            1,742             1,399
                                                      ---------        ---------         ---------

Balance, end of year                                  $   6,812        $   4,363         $   3,479
                                                      =========        =========         =========



Information about impaired loans is presented below. There were no impaired loans for the periods presented without an allowance allocation.


                                                                1999             1998              1997
                                                                ----             ----              ----
                                                                            (In Thousands)
Impaired loans at year end                                  $   2,717        $   2,562         $   1,049
Amount of the allowance for loan losses allocated                 543              659               149
Average of impaired loans during the year                       3,810              905             1,262
Interest income recognized during impairment                        6                6                62

Nonperforming loans at year end were as follows:

  Loans past due over 90 days still on accrual              $   1,721        $   1,322         $     522
  Nonaccrual loans                                              4,540            3,500               562


Nonperforming loans include impaired loans and smaller balance homogeneous loans, such as residential mortgage and consumer loans, that are collectively evaluated for impairment.


--------------------------------------------------------------------------------
                                  (Continued)
                                                                             16.

                        PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

NOTE  6 - PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:


                                                    ---------December 31-------
                                                        1999              1998
                                                        ----              ----
                                                            (In Thousands)
Land                                               $    2,275        $    1,683
Buildings and leasehold improvements                   10,543             8,174
Furniture and equipment                                 8,655             7,205
                                                   ----------        ----------
                                                       21,473            17,062
Less: accumulated depreciation                         (6,538)           (5,298)
                                                   ----------        ----------

                                                   $   14,935        $   11,764
                                                   ==========        ==========


NOTE  7 - DEPOSITS

At December 31, 1999, the scheduled maturities of time deposits are as follows:

                                        (In Thousands)

           2000                           $  275,518
           2001                               78,223
           2002                               24,993
           2003                                5,917
           2004 and thereafter                 6,467
                                          ----------
                                          $  391,118
                                          ==========


NOTE  8 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase generally mature within one to ninety days from the transaction date. Information concerning securities sold under agreements to repurchase is summarized as follows:

                                                      -------December 31-------
                                                        1999            1998
                                                        ----            ----
                                                       (Dollars In Thousands)

Year-end balance                                      $  21,282        $  7,772
Average balance during the year                           8,640          20,167
Average interest rate during the year                      5.14%           4.58%
Maximum month-end balance during the year             $  21,282        $ 82,755

--------------------------------------------------------------------------------
                                  (Continued)
                                                                             17.

                        PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

NOTE  9 - FEDERAL HOME LOAN BANK ADVANCES

The Banks own stock of the Federal Home Loan Bank (FHLB) of Cincinnati, Ohio. This stock allows the Banks to borrow advances from the FHLB.

At December 31, 1999 and 1998, $32.6 million and $31.9 million represented the balance due on the above advances from the FHLB. All advances are paid either on a monthly basis or at maturity, over remaining terms of one to sixteen years, with interest rates ranging from 5.08% to 8.45%. Advances are secured by the FHLB stock and substantially all single family first mortgage loans of the participating Banks. Scheduled principal payments due on advances during the five years subsequent to December 31, 1999 are as follows:

                                           (In Thousands)

           2000                              $   13,853
           2001                                     620
           2002                                     396
           2003                                     143
           2004 and thereafter                   17,635
                                             ----------

                                             $   32,647

NOTE  10 - OTHER BORROWED FUNDS

The Company has a $20 million line of credit with a financial institution for general corporate purposes, including acquisitions. The line of credit, expiring April 2001, contains certain covenants and performance terms, all of which have been complied with at December 31, 1999. Interest is payable at term at LIBOR plus 1.125% and adjusts based on agreed terms. Common stock of eight of the Company's subsidiary Banks is pledged to secure the agreement. There was $20 million and $8 million borrowed under this agreement at December 31, 1999 and 1998.

NOTE  11 - GUARANTEED PREFERRED BENEFICIAL INTERESTS IN COMPANY'S
               DEBENTURES

Guaranteed preferred beneficial interests in Company's debentures (Preferred Securities) represent preferred beneficial interests in the assets of PFBI Capital Trust (Trust). The Trust holds certain 9.75% junior subordinated debentures due June 30, 2027 issued by the Company on June 9, 1997. Distributions on the Preferred Securities is payable at an annual rate of 9.75% of the stated liquidation amount of $25 per Capital Security, payable quarterly. Cash distributions on the Preferred Securities are made to the extent interest on the debentures is received by the Trust. In the event of certain changes or amendments to regulatory requirements or federal tax rules, the Preferred
Securities are redeemable in whole. Otherwise, the Preferred Securities are generally redeemable by the Company in whole or in part on or after June 30, 2002 at 100% of the liquidation amount. The Trust's obligations under the Preferred Securities are fully and unconditionally guaranteed by the Company.

--------------------------------------------------------------------------------
                                  (Continued)
                                                                             18.

                        PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

NOTE  12 - INCOME TAXES

The components of the provision for income taxes are as follows:

                                        1999             1998            1997
                                        ----             ----            ----
                                                    (In Thousands)
Current                             $  2,157         $  2,350        $  2,348
Deferred                                (230)            (118)            317
Change in valuation allowance              -             (235)            (60)
                                    --------         --------        --------

                                    $  1,927         $  1,997        $  2,605
                                    ========         ========        ========

The Company's deferred tax assets and liabilities at December 31, 1999 and 1998 are shown below. No valuation allowance for the realization of deferred tax assets is considered necessary at December 31, 1999.


                                                       1999             1998
                                                       ----             ----
                                                           (In Thousands)
Deferred tax assets
   Allowance for loan losses                        $   1,703         $     848
   NOL carryforwards                                        -                96
   Unrealized loss on investment securities             2,071               160
   Other                                                  184               182
                                                    ---------         ---------
     Total deferred tax assets                          3,958             1,286


Deferred tax liabilities
   Depreciation                                          (445)             (331)
   Change in accounting method                            (20)              (40)
   Federal Home Loan Bank dividends                      (300)             (182)
   Other                                                 (115)              (84)
                                                     --------         ---------
       Total deferred tax liabilities                    (880)             (637)

Net deferred tax asset, included in other assets     $  3,078          $    649
                                                     =========         =========


At December 31, 1999, the balances presented above include net deferred tax assets of $288,000 associated with the January 20, 1999 acquisition of Mt. Vernon.

--------------------------------------------------------------------------------
                                  (Continued)
                                                                             19.

                        PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

NOTE  12 - INCOME TAXES (Continued)

An analysis of the differences between the effective tax rates and the statutory U.S. federal income tax rate is as follows:



                                                  1999                        1998                      1997
                                                  ----                        ----                      ----
                                                                     (Dollars In Thousands)
U. S. federal income tax rate             $   2,216     34.0%        $  2,618     34.0%        $   2,852    34.0%

Changes from the statutory rate
   Tax-exempt investment income                (494)    (7.6)            (425)    (5.5)             (408)   (5.0)
   Non-deductible interest expense
     related to carrying tax-exempt
     investments                                 66      1.0               57       .7                50      .6
   Tax credits                                  (70)    (1.1)            (149)    (1.9)              (70)   (0.8)
   Change in valuation allowance                  -      -               (235)    (3.1)              (60)   (0.6)
   Goodwill amortization                        202      3.1              137      1.8               131     1.6
   Other                                          7      0.1               (6)    (0.1)              110     1.3
                                          ---------      ---         --------      ---         ---------     ---

                                          $   1,927     29.5%        $  1,997     25.9%        $   2,605    31.1%
                                          =========     =====        ========     =====        =========    =====

NOTE  13 - EMPLOYEE BENEFIT PLANS

The Company has qualified profit sharing plans that cover substantially all employees. Contributions to the plans consist of a Company match and additional amounts are at the discretion of the Company's Board of Directors. Total contributions to the plans were $251,000, $180,000 and $191,000 in 1999, 1998 and 1997.

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

--------------------------------------------------------------------------------
                                  (Continued)
                                                                             20.

                        PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

NOTE  13 - EMPLOYEE BENEFIT PLANS (Continued)

A summary of the Company's stock option activity is as follows:


                                          ---------1999---------   ---------1998---------    ----------1997----------
                                                       Weighted                 Weighted                   Weighted
                                                        Average                  Average                    Average
                                                       Exercise                 Exercise                   Exercise
                                            Options      Price       Options      Price       Options        Price
Outstanding at beginning of year             62,000     $ 13.71       42,000    $  12.38       42,000      $  12.38

Granted                                         -           -         20,000       16.50          -             -
                                           --------                 --------                 --------

Outstanding at year end                      62,000     $ 13.71       62,000    $  13.71       42,000      $  12.38
                                           ========                 ========                 ========

Exercisable at year end                      49,800                   41,600                   29,400
Weighted average remaining life                 7.3                      8.3                      8.5


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

Under SFAS No. 123, compensation cost is recognized in the amount of the estimated fair value of the options and amortized to expense over the options' vesting period. The pro forma effect on net income and earnings per share of this statement are as follows:


                                                                      1999              1998              1997
                                                                      ----              ----              ----
                                                                               (Dollars In Thousands)
Net income
   As reported                                                  $     4,590         $     5,704         $    5,784
   Pro forma                                                          4,550               5,649              5,731

Basic earnings per share
   As reported                                                  $       .88         $      1.09         $     1.11
   Pro forma                                                            .87                1.08               1.10

Diluted earnings per share
   As reported                                                  $       .88         $      1.09         $     1.10
   Pro forma                                                            .87                1.08               1.09


--------------------------------------------------------------------------------
                                  (Continued)
                                                                             21.

                        PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

NOTE  13 - EMPLOYEE BENEFIT PLANS (Continued)

The weighted average assumptions for options granted during the year and the resulting estimated weighted average fair value per share used in computing pro forma disclosures are as follows:



                                                                      1999              1998              1997
                                                                      ----              ----              ----
                                                                               (Dollars In Thousands)
Weighted averages
   Fair value of options granted                                $         -         $     4.66          $     5.77
   Risk free interest rate                                                -               5.50%               6.00%
   Expected life                                                          -            10 years            10 years
   Expected volatility                                                    -              17.88%              38.02%
   Expected dividend                                            $         -         $      .60          $      .60


Future pro forma net income will be negatively impacted should the Company choose to grant additional options.

NOTE  14 - RELATED PARTY TRANSACTIONS

During 1999, 1998 and 1997, the Company paid approximately $432,000, $369,000 and $233,000 for printing, supplies, furniture, and equipment from a company affiliated by common ownership. The Company also paid this affiliate approximately $820,000, $649,000 and $339,000 in 1999, 1998 and 1997 to permit the Company's employees to participate in its employee medical benefit plan.

The Company has purchased and currently holds noncumulative perpetual preferred stock with a carrying value of $2.0 million in a Louisiana bank controlled by the Company's largest stockholder. The dividend rate on the preferred stock is 2% over the prevailing prime rate.


--------------------------------------------------------------------------------
                                  (Continued)
                                                                             22.

                        PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

NOTE  15 - EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the earnings per common share and earnings per common share assuming dilution computations for 1999, 1998 and 1997 is presented below:


                                                             ------------------Year Ended----------------
                                                                1999              1998            1997
                                                                ----              ----            ----
                                                                 (In Thousands, Except Per Share Data)
Basic earnings per share
   Net income available to common
     stockholders                                            $     4,590      $     5,704      $     5,784
   Weighted average common shares
     outstanding                                                   5,232            5,232            5,232
   Earnings per share                                        $       .88      $      1.09      $      1.11

Diluted earnings per share
   Net income available to common
     stockholders                                            $     4,590      $     5,704      $     5,784
   Weighted average common shares
     outstanding                                                   5,232            5,232            5,232
   Add dilutive effects of assumed exercise
     of stock options                                                  -               15               13
                                                               ---------        ---------        ---------

   Weighted average common and dilutive
     potential common shares outstanding                           5,232            5,247            5,245
   Earnings per share assuming dilution                      $       .88      $      1.09      $      1.10


Stock options for 62,000 shares of common stock were not included in the 1999 computation of earnings per share assuming dilution because their impact was anti-dilutive.

--------------------------------------------------------------------------------
                                  (Continued)
                                                                             23.

                        PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

NOTE  16 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values of the Company's financial instruments at December 31, 1999 and 1998 are as follows:


                                            --------------1999-------------         -------------1998--------------
                                               Carrying              Fair             Carrying             Fair
                                                Amount               Value             Amount              Value
                                                                         (In Thousands)
Financial assets
  Cash and due from banks                   $    28,227         $    28,227         $    20,171         $    20,171
  Interest-earning balances                       1,634               1,642                   -                   -
  Federal funds sold                             25,197              25,197              19,406              19,406
  Investment securities                         170,420             170,372             177,192             177,904
  Loans, net                                    563,294             563,324             391,257             393,047
  Federal Home Loan Bank and
    Federal Reserve Bank stock                    4,123               4,123               3,416               3,416
  Interest receivable                             9,814               9,814               8,053               8,053

Financial liabilities
  Deposits                                  $  (692,843)        $  (693,250)        $  (523,193)        $  (526,733)
  Securities sold under agreements
    to repurchase                               (21,282)            (21,282)             (7,772)             (7,772)
  Federal Home Loan Bank advances               (32,647)            (32,236)            (31,898)            (32,163)
  Other borrowed funds                          (20,000)            (20,000)             (8,000)             (8,000)
  Guaranteed preferred beneficial
    interests in Company's debentures           (28,750)            (28,063)            (28,750)            (28,750)
  Interest payable                               (3,265)             (3,265)             (2,384)             (2,384)


Carrying amount is the estimated fair value for cash and cash equivalents, short-term borrowings, Federal Home Loan Bank and Federal Reserve Bank stock, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully. Security fair values are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the security and information about the issuer. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values. Fair value of debt is based on current rates for similar financing. The fair value of commitments to extend credit and standby letters of credit is not considered material.

--------------------------------------------------------------------------------
                                  (Continued)
                                                                             24.

                        PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

NOTE  17 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

At December 31, 1999 and 1998, the Banks had the following financial instruments whose approximate contract amounts represent credit risk:

                                                    1999                1998
                                                    ----                ----
                                                         (In Thousands)

Standby letters of credit                     $     2,219         $     1,010

Commitments to extend credit:
    Fixed                                     $    19,638         $    28,673
    Variable                                       31,623               5,581

Standby letters of credit represent conditional commitments issued by the Banks to guarantee the performance of a third party. The credit risk involved in issuing these letters of credit is essentially the same as the risk involved in extending loans to customers. Collateral held varies but primarily includes real estate and certificates of deposit. Some letters of credit are unsecured.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Outstanding commitments are at current market rates. Fixed rate loan commitments have interest rates ranging from 6% to 18%. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Banks evaluate each customer's creditworthiness on a case-by-case basis. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Collateral held varies but may include accounts receivable, inventory, property and equipment, and income producing properties.

NOTE  18 - LEGAL PROCEEDINGS

Legal proceedings involving the Company and its subsidiaries periodically arise in the ordinary course of business, including claims by debtors and their related interests against the Company's subsidiaries following initial collection proceedings. These legal proceedings sometimes can involve claims for substantial damages. At December 31, 1999, management is unaware of any legal proceedings, of which the ultimate result would have a material adverse effect upon the consolidated financial statements of the Company.

--------------------------------------------------------------------------------
                                  (Continued)
                                                                             25.

                        PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

NOTE  19 - STOCKHOLDERS' EQUITY

Common Stock - The Company paid a 5% stock dividend on September 30, 1998 to stockholders of record on September 21, 1998. For comparability, prior earnings per share information has been restated to reflect the 249,027 shares issued as a result.

Dividend Limitations - The Company's principal source of funds for dividend payments is dividends received from the subsidiary Banks. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year's net profits, as defined, combined with the retained net profits of the preceding two years, subject to the capital requirements as discussed below. During 2000, the Banks could, without prior approval, declare dividends of approximately $8.0 million plus any 2000 net profits retained to the date of the dividend declaration.

Regulatory Matters - The Company and the subsidiary Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Banks must meet specific guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.

These quantitative measures established by regulation to ensure capital adequacy require the Company and Banks to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1999, the Company and the Banks meet all quantitative capital adequacy requirements to which they are subject.

The capital amounts and classifications are also subject to qualitative judgments by the regulators. As a result of these qualitative judgments, Citizens Deposit Bank (Citizens) entered into an agreement with the Federal Reserve Bank (FRB) on December 14, 1999 restricting Citizens from declaring or paying dividends if its Tier 1 capital to average assets falls below 8%. This agreement, in effect until terminated by the FRB, is more restrictive than the quantitative measures governing a bank's ability to pay dividends. Citizens Tier I capital to average assets was 9.2% at December 31, 1999.

As of December 31, 1999, the most recent notification from the Federal Reserve Bank categorized the Company as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum Total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Company's category.

--------------------------------------------------------------------------------
                                  (Continued)
                                                                             26.

                        PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

NOTE  19 - STOCKHOLDERS' EQUITY (Continued)

The Company's and the four and three largest subsidiary Banks' capital amounts and ratios as of December 31, 1999 and 1998 are presented in the table below.

                                                                                               To Be Well Capitalized
                                                                                                    Under Prompt
                                                                            For Capital              Corrective
                                                       Actual            Adequacy Purposes        Action Provisions
                    1999                          Amount      Ratio       Amount       Ratio      Amount       Ratio
                    ----
                                                                       (Dollars In Thousands)
Total Capital (to Risk-Weighted Assets):
   Consolidated                                  $  67,273     11.9%     $  45,331      8%       $  56,663     10%
   Farmers Deposit Bank                             14,759     14.4          8,181      8           10,227     10
   Boone County Bank                                12,800     18.3          5,603      8            7,004     10
   Citizens Deposit Bank                            12,608     13.5          7,468      8            9,335     10
   The Bank of Mt. Vernon                           11,400     11.9          7,652      8            9,565     10

Tier I Capital (to Risk-Weighted Assets):
   Consolidated                                  $  50,394      8.9%     $  22,665      4%       $  33,998      6%
   Farmers Deposit Bank                             13,481     13.2          4,091      4            6,136      6
   Boone County Bank                                12,005     17.1          2,802      4            4,202      6
   Citizens Deposit Bank                            11,468     12.3          3,734      4            5,601      6
   The Bank of Mt. Vernon                           10,422     10.9          3,826      4            5,739      6

Tier I Capital (to Average Assets):
   Consolidated                                  $  50,394      6.2%     $  32,372      4%       $  40,465      5%
   Farmers Deposit Bank                             13,481      9.8          5,505      4            6,881      5
   Boone County Bank                                12,005      9.6          5,018      4            6,272      5
   Citizens Deposit Bank1                           11,468      9.2          4,980      4            6,224      5
   The Bank of Mt. Vernon                           10,422      8.3          5,040      4            6,300      5

                    1998

Total Capital (to Risk-Weighted Assets):
   Consolidated                                  $  66,188     16.2%     $  32,660      8%       $  40,825     10%
   Farmers Deposit Bank                             15,297     15.6          7,833      8            9,792     10
   Boone County Bank                                10,975     17.3          5,068      8            6,336     10
   Citizens Deposit Bank                            11,730     13.5          6,948      8            8,685     10

Tier I Capital (to Risk-Weighted Assets):
   Consolidated                                  $  51,288     12.6%     $  16,330      4%       $  24,495      6%
   Farmers Deposit Bank                             14,075     14.4          3,917      4            5,875      6
   Boone County Bank                                10,817     17.1          2,534      4            3,801      6
   Citizens Deposit Bank                            10,800     12.4          3,474      4            5,211      6

Tier I Capital (to Average Assets):
   Consolidated                                  $  51,288      8.1%     $  25,483      4%       $  31,854      5%
   Farmers Deposit Bank                             14,075     10.5          5,350      4            6,687      5
   Boone County Bank                                10,817      9.3          4,649      4            5,812      5
   Citizens Deposit Bank                            10,800      9.0          4,775      4            5,969      5

1Subject to additional limitations as discussed above.

--------------------------------------------------------------------------------
                                  (Continued)
                                                                             27.

                        PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

NOTE  20 - PARENT COMPANY FINANCIAL STATEMENTS

                            Condensed Balance Sheets
                                   December 31

                                                           1999            1998
                                                           ----            ----
                                                              (In Thousands)
ASSETS
Cash                                                  $     616       $     317
Investment in subsidiaries                               95,175          83,297
Investment securities available for sale                  2,005           2,000
Premises and equipment                                    1,653           3,594
Other real estate acquired through foreclosure              490               -
Other assets                                              1,507           2,080
                                                      ---------       ---------

Total assets                                          $ 101,446       $  91,288
                                                      =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Other liabilities                                     $     569       $     139
Other borrowed funds                                     20,000           8,000
                                                      ---------       ---------
   Total liabilities                                     20,569           8,139

Guaranteed preferred beneficial interests in Company's
   debentures                                            28,750          28,750

Stockholders' equity
   Preferred stock                                            -               -
   Common stock                                           1,103           1,103
   Surplus                                               43,445          43,445
   Retained earnings                                     11,601          10,151
   Accumulated other comprehensive income                (4,022)           (300)
                                                      ----------      ---------
       Total stockholders' equity                        52,127          54,399
                                                      ----------      ---------

Total liabilities and stockholders' equity            $  101,446      $  91,288
                                                      ==========      =========

--------------------------------------------------------------------------------
                                  (Continued)
                                                                             28.

                        PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

NOTE  20 - PARENT COMPANY FINANCIAL STATEMENTS (Continued)

                         Condensed Statements of Income
                             Years Ended December 31

                                                1999         1998         1997
                                                ----         ----         ----
                                                        (In Thousands)
Income
   Dividends from subsidiary banks            $ 6,300     $     -      $     -
   Interest and dividend income                   203       1,748        4,049
   Gain on sale of investment securities            -         136        2,183
   Other income                                    93       1,620           16
                                              -------     -------      -------
     Total income                               6,596       3,504        6,248

Expenses
   Interest expense                             4,111       3,593        4,037
   Salaries and employee benefits                 921         461          465
   Other expenses                                 708         684          804
                                              -------     -------      -------
     Total expenses                             5,740       4,738        5,306

Income (loss) before income taxes and equity
   in undistributed income of subsidiaries        856      (1,234)         942

Income tax expense (benefit)                   (1,899)       (516)         326
                                              -------     -------      -------

Income (loss) before equity in undistributed
   income of subsidiaries                       2,755        (718)         616

Equity in undistributed income of subsidiaries  1,835       6,422        5,168
                                              -------     -------      -------

Net income                                    $ 4,590     $ 5,704      $ 5,784
                                              =======     =======      =======

--------------------------------------------------------------------------------
                                  (Continued)
                                                                             29.

                        PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

NOTE  20 - PARENT COMPANY FINANCIAL STATEMENTS (Continued)

                       Condensed Statements of Cash Flows
                             Years Ended December 31

                                                                   1999              1998             1997
                                                                   ----              ----             ----
                                                                                (In Thousands)
Cash flows from operating activities
   Net income                                                   $   4,590         $   5,704        $   5,784
   Adjustments to reconcile net income to net
     cash from operating activities
       Depreciation                                                   169               134               74
       Investment securities gains                                      -              (136)          (2,183)
       Equity in undistributed income of
         subsidiaries                                              (1,835)           (6,422)          (5,168)
       Change in other assets                                         573              (534)          (1,453)
       Change in other liabilities                                    430               (28)              41
                                                                ---------         ---------        ---------
         Net cash from operating activities                         3,927            (1,282)          (2,905)

Cash flows from investing activities
   Purchase of subsidiary banks                                   (13,677)          (15,168)               -
   Capital contributed to subsidiaries                                (88)          (14,908)          (2,100)
   Purchase of securities available for sale                           (5)          (87,687)        (273,500)
   Proceeds from sale of securities                                     -            87,823          275,683
   Net change in federal funds sold                                     -            16,340          (16,340)
   Net change in loans                                               (490)            5,621           (5,621)
   Purchase of premises and equipment                                (269)           (1,309)          (1,307)
   Proceeds from sale of fixed assets                               2,041                 -                -
                                                                ---------         ---------        ---------
     Net cash from investing activities                           (12,488)           (9,288)         (23,185)

Cash flows from financing activities
   Dividends paid                                                  (3,140)           (3,068)          (2,406)
   Proceeds from issuance of guaranteed preferred
     beneficial interests in Company's debentures                       -                 -           28,750
   Proceeds from other borrowed funds                              12,000             8,000                -
                                                                ---------         ---------        ---------
     Net cash from financing activities                             8,860             4,932           26,344

Net change in cash and cash equivalents                               299            (5,638)             254

Cash and cash equivalents at beginning of year                        317             5,955            5,701
                                                                ---------         ---------        ---------

Cash and cash equivalents at end of year                        $     616         $     317        $   5,955
                                                                =========         =========        =========

Supplemental disclosure of cash flow information:
Loans transferred to real estate acquired
    through foreclosure                                         $     490         $       -        $       -


--------------------------------------------------------------------------------

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

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)    The following documents are filed as part of this report:

       1.  Financial Statements:

           Independent Auditors Report
           Balance Sheets - December 31, 1999 and 1998
           Statement of Income - Years Ended December 31, 1999, 1998 and 1997 Statements of Changes in Stockholders' Equity - Years Ended December
             31,  1999,  1998  and 1997
           Statements of Cash Flows - Years Ended December 31, 1999, 1998
             and 1997
           Notes to Financial Statements

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

          10.2 Employment Agreement dated March 16, 1992, between Georgetown Bank & Trust Company and Gardner E. Daniel(included as Exhibit
               10.4 to registrant's Registration Statement on Form S-1, Registration No. 333-1702, filed on February 28, 1996 with the Commission and incorporated herein by reference).

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

       Form 8-K dated January 25, 1999 reporting consummation of the Company's acquisition of Mt. Vernon Bancshares, Inc. located in Somerset, Kentucky.


                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Georgetown, Commonwealth of Kentucky, on the 27th day of March, 2000.

                                               PREMIER FINANCIAL BANCORP, INC.


                                        By:  /s/ J. Howell Kelly, President
                                             ------------------------------
                                                 J. Howell Kelly, President

       Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


March 27, 2000           /s/ J. Howell Kelly       Principal Executive
                         --------------------      and Director
                         J. Howell Kelly


March 27, 2000           /s/ Toney K. Adkins       Director
                         --------------------
                         Toney K. Adkins


March 27, 2000           /s/ Gardner E. Daniel     Director
                         ---------------------
                         Gardner E. Daniel


March 27, 2000           /s/ E. V. Holder, Jr.     Director
                         ---------------------
                         E. V. Holder, Jr.


March 27, 2000           /s/ Jeanne D. Hubbard     Director
                         ---------------------
                         Jeanne D. Hubbard


March 27, 2000           /s/ Wilbur M. Jenkins     Director
                         ---------------------
                         Wilbur M. Jenkins


March 27, 2000           /s/ Keith F. Molihan      Director
                         --------------------
                         Keith F. Molihan

March 27, 2000           /s/ Benjamin T. Pugh      Director
                         --------------------
                         Benjamin T. Pugh


March 27, 2000           /s/ Marshall T. Reynolds  Director
                         ------------------------
                         Marshall T. Reynolds


March 27, 2000           /s/ Neal Scaggs           Director
                         -----------------------
                         Neal Scaggs

Exhibit 21

                         SUBSIDIARIES OF THE REGISTRANT


       The following is a list of all subsidiaries of Premier Financial Bancorp, Inc. and their state of incorporation.

       Subsidiary                                      State of Incorporation

Citizens Deposit Bank and Trust Company                    Kentucky

County Finance (a direct subsidiary of Citizens Deposit
   Bank and Trust Company)                                 Kentucky

Bank of Germantown                                         Kentucky

Georgetown Bancorp, Inc.                                   Kentucky

Georgetown Bank and Trust Company (a direct subsidiary
   of Georgetown Bancorp, Inc.)                            Kentucky

Citizens Bank                                              Kentucky

Premier Data Services, Inc.                                Kentucky

Farmers Deposit Bancorp, Inc.                              Kentucky

Farmers Deposit Bank (a direct subsidiary of Farmers
   Deposit Bancorp, Inc.)                                  Kentucky

Mt. Vernon Bancshares, Inc.                                Kentucky

The Bank of Mt. Vernon (a direct subsidiary of
   Mt. Vernon Bancshares, Inc.)                            Kentucky

The Sabina Bank                                            Ohio

Ohio River Bank                                            Ohio

The Bank of Philippi                                       West Virginia

Boone County Bank                                          West Virginia

Exhibit 23.1








                       CONSENT OF INDEPENDENT ACCOUNTANTS


         We hereby consent to the inclusion of our report dated February 18, 2000 in the annual report on Form 10-K of Premier Financial Bancorp, Inc. as of December 31, 1999 and 1998 and for each of years in the three year period ended December 31, 1999.



                                       /s/ Crowe, Chizek and Company, LLP
                                       Crowe, Chizek and Company, LLP


Lexington, Kentucky
March 27, 2000