Form 10-Q
period 2000-03-31
PREMIER FINANCIAL BANCORP INC
filed 2000-05-15
CIK 887919

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission file number 0-20908

                         PREMIER FINANCIAL BANCORP, INC.
             (Exact name of registrant as specified in its charter)

                Kentucky                                     61-1206757
(State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                         Identification No.)

         115 N. Hamilton Street
         Georgetown, Kentucky                                   40324
(address of principal executive officer)                      (Zip Code)

         Registrant's telephone number                       (502) 863-1955

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to filing requirements for the past 90 days. Yes X No
                                       --   --
         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

         Common stock - 5,232,230 shares outstanding at May 12, 2000.

PART I  - FINANCIAL INFORMATION

Item 1.  Financial Statements

The accompanying information has not been audited by independent public accountants; however, in the opinion of management such information reflects all adjustments necessary for a fair presentation of the results for the interim period. All such adjustments are of a normal and recurring nature.

The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the registrant's annual Form 10-K filing. Accordingly, the reader of the Form 10-Q may wish to refer to the registrant's Form 10-K for the year ended December 31, 1999 for further information in this regard.

Index to consolidated financial statements:

         Consolidated Balance Sheets......................................................................    3
         Consolidated Statements of Income and Comprehensive Income.......................................    4
         Consolidated Statements of Cash Flows............................................................    5
         Notes to Consolidated Financial Statements.......................................................    6

                         PREMIER FINANCIAL BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2000 AND DECEMBER 31, 1999
                                 (IN THOUSANDS)
                                  (UNAUDITED)

--------------------------------------------------------------------------------

                                                                                       2000               1999
                                                                                       ----               ----
ASSETS
Cash and due from banks                                                           $      22,865      $       28,227
Interest earning balances with banks                                                      1,435               1,634
                                                                                  -------------      --------------
Cash and cash equivalents                                                                24,300              29,861
Federal funds sold                                                                       26,813              25,197
Investment securities
   Available for sale                                                                   161,873             151,787
   Held to maturity                                                                      19,084              18,633
Loans                                                                                   574,645             570,753
   Unearned interest                                                                       (400)               (647)
   Allowance for loan losses                                                             (7,238)             (6,812)
                                                                                  -------------      --------------
        Net loans                                                                       567,007             563,294
Federal Home Loan Bank and Federal Reserve Bank stock                                     4,204               4,123
Premises and equipment, net                                                              14,960              14,935
Real estate and other property acquired through foreclosure                               2,835               3,019
Interest receivable                                                                       9,292               9,814
Goodwill and other intangibles                                                           24,030              24,339
Other assets                                                                              7,709               7,466
                                                                                  -------------      --------------
   Total assets                                                                   $     862,107      $      852,468
                                                                                  =============      ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
   Non-interest bearing                                                           $      70,541      $       68,490
   Time deposits, $100,000 and over                                                     104,975              99,292
   Other interest bearing                                                               528,696             525,061
                                                                                  -------------      --------------
     Total deposits                                                                     704,212             692,843
Securities sold under agreements to repurchase                                           21,790              21,282
Federal Home Loan Bank advances                                                          30,307              32,647
Other borrowed funds                                                                     20,000              20,000
Interest payable                                                                          3,370               3,265
Other liabilities                                                                         1,728               1,554
                                                                                  -------------      --------------
   Total liabilities                                                                    781,407             771,591

Guaranteed preferred beneficial interests in Company's debentures                        28,750              28,750

Stockholders' equity
   Preferred stock, no par value; 1,000,000 shares authorized;
     none issued or outstanding                                                               -                   -
   Common stock, no par value; 10,000,000 shares authorized;
     5,232,230 shares issued and outstanding                                              1,103               1,103
   Surplus                                                                               43,445              43,445
   Retained earnings                                                                     11,641              11,601
   Accumulated other comprehensive income                                                (4,239)             (4,022)
                                                                                  --------------     --------------
     Total stockholders' equity                                                          51,950              52,127
       Total liabilities and stockholders' equity                                 $     862,107      $      852,468
                                                                                  =============      ==============

        See Accompanying Notes to the Consolidated Financial Statements
                                                                              3.

                        PREMIER FINANCIAL BANCORP, INC.
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                 (IN THOUSANDS)
                                   (UNAUDITED)

--------------------------------------------------------------------------------

                                                                                       2000               1999
                                                                                       ----               ----
Interest income
  Loans, including fees                                                             $    13,409      $    11,565
  Investment securities
    Taxable                                                                               2,416            2,484
    Tax-exempt                                                                              357              355
  Federal funds sold and other                                                              479              381
                                                                                    -----------      -----------
    Total interest income                                                                16,661           14,785

Interest expense
   Deposits                                                                               7,663            6,560
   Debt and other borrowings                                                              1,862            1,507
                                                                                    -----------      -----------
     Total interest expense                                                               9,525            8,067

Net interest income                                                                       7,136            6,718
Provision for possible loan losses                                                          865              474
                                                                                    -----------      -----------
Net interest income after provision for
   possible loan losses                                                                   6,271            6,244

Non-interest income
   Service charges                                                                          492              434
   Insurance commissions                                                                    117              124
   Investment securities gains                                                                1               31
   Other                                                                                    376              349
                                                                                    -----------      -----------
                                                                                            986              938
Non-interest expenses
   Salaries and employee benefits                                                         3,283            2,960
   Occupancy and equipment expenses                                                         772              685
   Amortization of intangibles                                                              393              448
   Other expenses                                                                         1,672            1,427
                                                                                    -----------      -----------
                                                                                          6,120            5,520
                                                                                    -----------      -----------
Income before income taxes                                                                1,137            1,662
Provision for income taxes                                                                  313              444
                                                                                    -----------      -----------

Net income                                                                          $       824      $     1,218
                                                                                    ===========      ===========

Other comprehensive income (loss), net of tax:
   Unrealized gains and (losses) arising during
     the period                                                                     $      (216)     $      (519)
   Reclassification of realized amount                                                       (1)             (20)
                                                                                    -----------      -----------
Net change in unrealized gain (loss) on
     securities                                                                            (217)            (539)
                                                                                    -----------      -----------

Comprehensive income                                                                $       607      $       679
                                                                                    ===========      ===========

Earnings per share                                                                  $       .16      $       .23
Earnings per share assuming dilution                                                $       .16      $       .23
Weighted average shares outstanding                                                       5,232            5,232

        See Accompanying Notes to the Consolidated Financial Statements
                                                                             4.

                        PREMIER FINANCIAL BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                 (IN THOUSANDS)
                                   (UNAUDITED)

--------------------------------------------------------------------------------

                                                                                     2000               1999
                                                                                     ----               ----
Cash flows from operating activities
   Net income                                                                   $         824      $       1,218
   Adjustments to reconcile net income to net cash
     from operating activities
       Depreciation                                                                       329                307
       Provision for loan losses                                                          865                474
       Amortization, net                                                                  304                664
       FHLB stock dividends                                                               (74)               (60)
       Investment securities losses (gains), net                                           (1)               (31)
  Changes in
     Interest Receivable                                                                  522                761
     Other assets                                                                        (131)              (291)
     Interest Payable                                                                     105                287
     Other liabilities                                                                    175                887
                                                                                -------------      -------------
       Net cash from operating activities                                               2,918              4,216
Cash flows from investing activities
   Purchases of securities available for sale                                         (19,137)           (62,640)
   Proceeds from sales of securities available for sale                                   500             23,419
   Proceeds from maturities and calls of securities available
     for sale                                                                           8,230             34,402
   Purchases of securities held to maturity                                              (958)            (1,600)
   Proceeds from maturities and calls of securities held
     to maturity                                                                          505              1,391
   Purchases of FHLB stock                                                                 (7)                 -
   Net change in federal funds sold                                                    (1,616)            10,546
   Net change in loans                                                                 (4,652)           (17,838)
   Purchases of premises and equipment, net                                              (355)              (694)
   Proceeds from sale of other real estate acquired
     through foreclosure                                                                  258                237
   Net cash received (paid) related to acquisitions                                         -             (8,579)
                                                                                -------------         ----------
     Net cash from investing activities                                               (17,232)           (21,356)

Cash flows from financing activities
   Net change in deposits                                                              11,369              9,167
   Advances from Federal Home Loan Bank                                                 4,600              1,885
   Repayment of Federal Home Loan Bank advances                                        (6,940)              (509)
   Proceeds from other borrowed funds                                                       -             12,000
   Net change in agreements to repurchase securities                                      508             (1,635)
   Dividends paid                                                                        (784)              (785)
                                                                                -------------      -------------
     Net cash from financing activities                                                 8,753             20,123
                                                                                -------------      -------------
Net change in cash and cash equivalents                                                (5,561)             2,983

Cash and cash equivalents at beginning of period                                       29,861             20,171
                                                                                -------------      -------------

Cash and cash equivalents at end of period                                      $      24,300      $      23,154
                                                                                =============      =============

        See Accompanying Notes to the Consolidated Financial Statements
                                                                             5.

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

--------------------------------------------------------------------------------

NOTE  1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Premier Financial Bancorp, Inc. (the Company) and its wholly owned subsidiaries:

                                                                                 Year            March 31, 2000
                                                                               Acquired              Assets
                                                                               --------              ------
                                                                                                 (In Thousands)
Citizens Deposit Bank & Trust               Vanceburg, Kentucky                 1991            $   131,655
Bank of Germantown                          Germantown, Kentucky                1992                 27,952
Georgetown Bank & Trust Co.                 Georgetown, Kentucky                1995                 58,696
Citizens Bank                               Sharpsburg, Kentucky                1995                 48,536
Farmers Deposit Bank                        Eminence, Kentucky                  1996                140,597
The Sabina Bank                             Sabina, Ohio                        1997                 56,543
Ohio River Bank                             Ironton, Ohio                       1998                 55,381
The Bank of Philippi, Inc.                  Philippi, West Virginia             1998                 62,842
Boone County Bank, Inc.                     Madison, West Virginia              1998                143,475
The Bank of Mt. Vernon                      Mt. Vernon, Kentucky                1999                130,341

The Company also has a data processing subsidiary, Premier Data Services, Inc., and PFBI Capital Trust subsidiary as discussed in Note 6. All intercompany transactions and balances have been eliminated.

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


                                   CONTINUED
                                                                             6.

                        PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

--------------------------------------------------------------------------------

NOTE  3 - SECURITIES

Amortized cost and fair value of investment securities, by category, at March 31, 2000 are summarized as follows:

                                                                         (In Thousands)
                                                   Amortized        Unrealized        Unrealized           Fair
                                                      Cost             Gains            Losses            Value
Available for sale
  U. S. Treasury securities                     $        3,425    $            -   $          (10)   $         3,415
  U. S. agency securities                              140,488                 -           (5,317)           135,171
  Obligations of states and political
     Subdivisions                                        7,466                 1             (103)             7,364
  Mortgage-backed securities                            13,990                 -             (839)            13,151
  Preferred  stock                                       2,000                 -                -              2,000
  Other equity securities                                  925                 -             (153)               772
                                                --------------    --------------   --------------    ---------------
     Total available for sale                   $      168,294    $            1   $       (6,422)   $       161,873
                                                ==============    ==============   ==============    ===============

Held to maturity
  U. S. Treasury securities                     $          500    $            -   $           (1)   $           499
  U. S. agency securities                                1,234                 -              (40)             1,194
  Obligations of states and political
     Subdivisions                                       17,328               201             (237)            17,292
  Mortgage-backed securities                                22                 1                -                 23
                                                --------------    --------------   --------------    ---------------
     Total held to maturity                     $       19,084    $          202   $         (278)   $        19,008
                                                ==============    ==============   ==============    ===============

Amortized cost and fair value of investment securities, by category, at December 31, 1999 are summarized as follows:

                                                                         (In Thousands)
                                                   Amortized        Unrealized        Unrealized           Fair
                                                      Cost             Gains            Losses            Value
Available for sale
  U. S. Treasury securities                     $        2,900    $            -   $           (6)   $         2,894
  U. S. agency securities                              130,254                 -           (5,047)           125,207
  Obligations of states and political
     Subdivisions                                        7,468                 -             (114)             7,354
  Mortgage-backed securities                            14,333                 -             (776)            13,557
  Preferred  stock                                       2,000                 -                -              2,000
  Other securities                                         925                 -             (150)               775
                                                --------------    --------------   --------------    ---------------
     Total available for sale                   $      157,880    $            -   $       (6,093)   $       151,787
                                                ==============    ==============   ==============    ===============

Held to maturity
  U. S. Treasury securities                     $          500    $            -   $           (1)   $           499
  U. S. agency securities                                1,233                 -              (29)             1,204
  Obligations of states and political
     Subdivisions                                       16,876               132             (150)            16,858
  Mortgage-backed securities                                24                 -                -                 24
                                                --------------    --------------   --------------    ---------------
     Total held to maturity                     $       18,633    $          132   $         (180)   $        18,585
                                                ==============    ==============   ==============    ===============


                                   CONTINUED
                                                                             7.

                        PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

--------------------------------------------------------------------------------

NOTE  4 - LOANS

Major classifications of loans at March 31, 2000 and December 31, 1999 are summarized as follows:

                                                                        2000           1999
                                                                        ----           ----
                                                                          (In Thousands)

Commercial, secured by real estate                                $    141,185     $    135,078
Commercial, other                                                       96,323           98,543
Real estate construction                                                24,396           26,092
Residential real estate                                                198,097          192,088
Agricultural                                                            12,960           17,525
Consumer and home equity                                               100,483          100,075
Other                                                                    1,201            1,352
                                                                  ------------     ------------
                                                                  $    574,645     $    570,753
                                                                  ============     ============

NOTE  5 - ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for the three months ended March 31, 2000 and 1999 are as follows:

                                                                 2000             1999
                                                                 ----             ----

Balance, beginning of period                              $      6,812     $      4,363
Acquired                                                             -            1,310
Net charge-offs                                                   (439)            (401)
Provision for loan losses                                          865              474
                                                          ------------     ------------
Balance, end of period                                    $      7,238     $      5,746
                                                          ============     ============

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

                                    CONTINUED
                                                                             8.

                        PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

--------------------------------------------------------------------------------

NOTE  7 - STOCKHOLDERS' EQUITY

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

These quantitative measures established by regulation to ensure capital adequacy require the Company and Banks to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of March 31, 1999, the Company and the Banks meet all quantitative capital adequacy requirements to which they are subject.

Shown below is a summary of regulatory capital ratios for the Company:

                                                                                            Regulatory
                                                 March 31,           December 31,             Minimum
                                                  2000                   1999              Requirements
                                                  ----                   ----              ------------

Tier I Capital (to Risk-Weighted Assets)           8.9%                   8.9%                  4.0%
Total Capital (to Risk-Weighted Assets)           11.9%                  11.9%                  8.0%
Tier I Capital (to Average Assets)                 6.1%                   6.2%                  4.0%


The capital amounts and classifications are also subject to qualitative judgments by the regulators. As a result of these qualitative judgments, Citizens Deposit Bank (Citizens) entered into an agreement with the Federal Reserve Bank (FRB) on December 14, 1999 restricting Citizens from declaring or paying dividends if its Tier 1 capital to average assets falls below 8%. This agreement, in effect until terminated by the FRB, is more restrictive than the quantitative measures governing a bank's ability to pay dividends. Citizens Tier I capital to average assets was 8.7% at March 31, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         A.     Results of Operations

         Net income for the three months ended March 31, 2000 was $824,000 or $0.16 per share compared to net income of $1,218,000 or $0.23 per share for the three months ended March 31, 1999. This $394,000 decrease is primarily the result of a $391,000 increase in the provision for loan loss from $474,000 for the quarter ended March 31, 1999 to $865,000 for the same period in 2000. Results for the quarter reflect charges for amortization of goodwill and other intangibles associated with cash acquisitions totaling $311,000 (after tax) as compared to $343,000 (after tax) in the same period for 1999. Not including these charges, net income for the first quarter 2000 was $1,135,000 or $0.22 per share versus $1,561,000 or $0.30 per share in 1999.

         Net interest income increased $418,000 to $7,136,000 for the three months ended March 31, 2000 compared to $6,718,000 for the same period in 1999. Net interest margin for the three months ending March 31, 2000 was approximately 3.75% as compared to 3.88% for the same period in 1999. The annualized returns on stockholders' equity and on average assets were approximately 6.35% and .38% for the three months ended March 31, 2000 compared to 8.93% and .64% for the same period in 1999.

         Non-interest income increased $48,000, or 5.1%, to $986,000 for the first three months of 2000 compared to $938,000 for the first three months of 1999.

         Non-interest expenses for the first quarter of 2000 totaled $6,120,000 or 2.9% of average assets on an annualized basis compared to $5,520,000 or 2.9% of average assets for the same period of 1999. Contributing to this increase is the inclusion of the Mt. Vernon acquisition for the full quarter in 2000 versus the partial quarter for 1999.

         Income tax expense was $313,000 for the first quarter of 2000 compared to $444,000 for the first quarter of 1999. The decrease in income tax expense can be attributed to the $525,000 decrease in income before taxes from $1,662,000 for the quarter ending March 31, 1999 to $1,137,000 for the same period in 2000. The annualized effective tax rate for the period ended March 31, 2000 was 27.5%, compared to the 26.7% effective tax rate for the same period in 1999.

         B.     Financial Position

         Total assets increased $9.6 million or 1.1% to $862.1 million from the $852.5 million on December 31, 1999. Earning assets increased to $787.7 million on March 31, 2000 from $771.5 million on December 31, 1999, an increase of $16.2 million or 2.1%.

         Cash and cash equivalents at March 31, 2000 were $24.3 million or a $5.6 million decrease from $29.9 million on December 31, 1999. Fed funds sold increased to $26.8 million from $25.2 million during the same period; an increase of $1.6 million, or 6.3%.

         Total loans at March 31, 2000 were $574.2 million compared to $570.1 million at December 31, 1999, an increase of $4.1 million.

         Deposits totaled $704.2 million as of March 31, 2000, an increase of $11.4 million, or 1.6%, over the December 31, 1999 amount of $692.8 million. Noninterest bearing deposits increased $2.0 million, or 2.9%, and interest bearing deposits increased $9.4 million, or 1.5%, during the period December 31, 1999 to March 31, 2000.

         The following table sets forth information with respect to the Company's nonperforming assets at March 31, 2000 and December 31, 1999.

                                                             2000                 1999
                                                             ----                 ----
                                                                   (In Thousands)
Non-accrual loans                                       $        4,675        $      4,540
Accruing loans which are contractually
   past due 90 days or more                                      1,492               1,721
Restructured                                                        57                 666
                                                        --------------        ------------
     Total non-performing loans                                  6,224               6,927

Other real estate acquired through
    foreclosure                                                  2,825               3,009
                                                        --------------        ------------
     Total non-performing assets                        $        9,049        $      9,936

Non-performing loans as a percentage
      of total loans                                              1.08%               1.22%

Non-performing assets as a percentage
     of total assets                                              1.05%               1.17%


         The provision for possible loan losses and net chargeoffs were $865,000 and $439,000 for the first quarter of 2000 compared to $474,000 and $401,000, respectively, for the first quarter of 1999. The increase in the provision for loan losses was prompted by our loan growth, changes in loan mix, recent experience and changes in the economy both locally and nationally. The allowance for loan losses at March 31, 2000 was 1.26% of total loans as compared to 1.19% at December 31, 1999.

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

         5. Maintenance of an adequate available-for-sale security portfolio. The Company owns $161.9 million of securities at market value as of March 31, 2000. This reflects an increase of $10.1 million or approximately 6.7% from the December 31, 1999 balance of $151.8 million.

         The cash flow statements for the periods presented in the financial statements provide an indication of the Company's sources and uses of cash as well as an indication of the ability of the Company to maintain an adequate level of liquidity.

         D.     Capital

         At March 31, 2000, total shareholders' equity of $52.0 million was 6.0% of total consolidated assets. This compares to total shareholders' equity of $52.1 million or 6.1% of total consolidated assets on December 31, 1999.

        Tier I capital totaled $50.8 million at March 31, 2000, which represents a Tier I leverage ratio of 6.1%.

         Book value per share was $9.93 at March 31, 2000, and $9.96 at December 31, 1999. An increase in unrealized loss on securities available for sale was responsible for the decrease in accumulated other comprehensive income and corresponding decrease in book value per share.

         The Company declared a first quarter dividend of $0.15 per share, or $784,835 payable March 31, 2000 to shareholders of record as of March 20, 2000.




Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         The Company currently does not engage in any derivative or hedging activity. Refer to the Company's 1999 10-K for analysis of the interest rate sensitivity. The Company believes there have been no significant changes in the interest rate sensitivity since previously reported 10-K.

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

                                                PREMIER FINANCIAL BANCORP, INC.



Date: May 12, 2000                              /s/ Marshall T. Reynolds
                                                ------------------------
                                                Marshall T. Reynolds
                                                Chairman of the Board



Date: May 12, 2000                              /s/ J. Howell Kelly
                                                -------------------
                                                J. Howell Kelly
                                                President & Chief Executive
                                                Officer