Form 10-Q
period 2000-06-30
PREMIER FINANCIAL BANCORP INC
filed 2000-08-14
CIK 887919

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       or

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

         Common stock - 5,232,230 shares outstanding at August 11, 2000.

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

Index to consolidated financial statements:

         Consolidated Balance Sheets......................................    3
         Consolidated Statements of Income and Comprehensive Income.......    4
         Consolidated Statements of Cash Flows ...........................    5
         Consolidated Statements of Changes in Stockholders' Equity.......    6
         Notes to Consolidated Financial Statements.......................    7


                         PREMIER FINANCIAL BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2000 AND DECEMBER 31, 1999
                                 (IN THOUSANDS)

--------------------------------------------------------------------------------

                                                                                       2000               1999
                                                                                       ----               ----
                                                                                    (unaudited)

ASSETS
Cash and due from banks                                                           $      22,659      $       28,227
Interest earning balances with banks                                                        736               1,634
                                                                                  -------------      --------------
Cash and cash equivalents                                                                23,395              29,861
Federal funds sold                                                                       12,849              25,197
Investment securities
   Available for sale                                                                   157,838             151,787
   Held to maturity                                                                      18,546              18,633
Loans                                                                                   592,482             570,753
   Unearned interest                                                                       (247)               (647)
    Allowance for loan losses                                                            (8,245)             (6,812)
                                                                                  -------------      --------------
        Net loans                                                                       583,990             563,294
Federal Home Loan Bank and Federal Reserve Bank stock                                     4,312               4,123
Premises and equipment, net                                                              15,172              14,935
Real estate and other property acquired through foreclosure                               3,066               3,019
Interest receivable                                                                       9,360               9,814
Goodwill and other intangibles                                                           23,637              24,339
Other assets                                                                              8,189               7,466
                                                                                  -------------      --------------
   Total assets                                                                   $     860,354      $      852,468
                                                                                  =============      ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
   Non-interest bearing                                                           $      72,978      $       68,490
   Time deposits, $100,000 and over                                                     103,304              99,292
   Other interest bearing                                                               519,224             525,061
                                                                                  -------------      --------------
     Total deposits                                                                     695,506             692,843
Securities sold under agreements to repurchase                                           26,007              21,282
Federal Home Loan Bank advances                                                          32,624              32,647
Other borrowed funds                                                                     20,000              20,000
Interest payable                                                                          4,064               3,265
Other liabilities                                                                         1,454               1,554
                                                                                  -------------      --------------
   Total liabilities                                                                    779,655             771,591

Guaranteed preferred beneficial interests in Company's debentures                        28,750              28,750

Stockholders' equity
   Preferred stock, no par value; 1,000,000 shares authorized;
     none issued or outstanding                                                               -                   -
   Common stock, no par value; 10,000,000 shares authorized;
     5,232,230 shares issued and outstanding                                              1,103               1,103
   Surplus                                                                               43,445              43,445
   Retained earnings                                                                     11,526              11,601
   Accumulated other comprehensive income                                                (4,125)             (4,022)
                                                                                  -------------      --------------
     Total stockholders' equity                                                          51,949              52,127
                                                                                  -------------      --------------
       Total liabilities and stockholders' equity                                 $     860,354      $      852,468
                                                                                  =============      ==============

        See Accompanying Notes to the Consolidated Financial Statements
                                                                             3.

                        PREMIER FINANCIAL BANCORP, INC.
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                 (IN THOUSANDS)
                                   (UNAUDITED)

--------------------------------------------------------------------------------

                                                       Three Months Ended                 Six Months Ended
                                                            June 30,                           June 30,
                                                       2000          1999              2000               1999
                                                       ----          ----              ----               ----
Interest income
  Loans, including fees                          $    13,822      $    12,604       $    27,181      $    24,169
  Investment securities
    Taxable                                            2,586            2,419             5,002            4,903
    Tax-exempt                                           363              347               720              702
  Federal funds sold and other                           262              302               741              683
                                                 -----------      -----------       -----------      -----------
    Total interest income                             17,033           15,672            33,644           30,457

Interest expense
   Deposits                                            7,769            6,897            15,432           13,457
   Debt and other borrowings                           2,023            1,530             3,885            3,037
                                                 -----------      -----------       -----------      -----------
     Total interest expense                            9,792            8,427            19,317           16,494

Net interest income                                    7,241            7,245            14,327           13,963
Provision for possible loan losses                     1,505              621             2,890            1,095
                                                 -----------      -----------       -----------      -----------
Net interest income after provision for
   possible loan losses                                5,736            6,624            11,437           12,868

Non-interest income
   Service charges                                       573              516             1,065              950
   Insurance commissions                                 121              173               238              297
   Investment securities gains(losses)                  (281)             (26)             (280)               5
   Other                                                 560              302               936              651
                                                 -----------      -----------       -----------      -----------
                                                         973              965             1,959            1,903
Non-interest expenses
   Salaries and employee benefits                      3,267            2,954             6,550            5,914
   Occupancy and equipment expenses                      766              809             1,538            1,494
   Amortization of intangibles                           392              392               785              840
   Other expenses                                      1,965            1,573             3,637            3,000
                                                 -----------      -----------       -----------      -----------
                                                       6,390            5,728            12,510           11,248
                                                 -----------      -----------       -----------      -----------
Income before income taxes                               319            1,861               886            3,523
Provision for income taxes                                57              550               177              994
                                                 -----------      -----------       -----------      -----------

Net income                                       $       262      $     1,311       $       709      $     2,529
                                                 ===========      ===========       ===========      ===========

Other comprehensive income (loss), net of tax:
   Unrealized gains and (losses) arising during
     the period                                  $       (71)     $    (1,906)      $      (288)     $    (2,425)
   Reclassification of realized amount                   185               17               185               (3)
                                                 -----------      -----------       -----------      -----------
Net change in unrealized gain (loss) on
        securities                                       114           (1,889)             (103)          (2,428)
                                                 -----------      -----------       -----------      -----------

Comprehensive income                             $       376      $      (578)      $       606      $       101
                                                 ===========      ===========       ===========      ===========

Earnings per share                               $       .05      $       .25       $       .14      $       .48
Earnings per share assuming dilution                     .05              .25       $       .14      $       .48
Weighted average shares outstanding                    5,232            5,232             5,232            5,232

        See Accompanying Notes to the Consolidated Financial Statements
                                                                             4.

                        PREMIER FINANCIAL BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                 (IN THOUSANDS)
                                   (UNAUDITED)

--------------------------------------------------------------------------------

                                                                                     2000               1999
                                                                                     ----               ----

Cash flows from operating activities
   Net income                                                                   $         709      $       2,529
   Adjustments to reconcile net income to net cash
     from operating activities
       Depreciation                                                                       666                588
       Provision for loan losses                                                        2,890              1,095
       Amortization, net                                                                  622              1,067
       FHLB stock dividends                                                              (147)              (120)
       Investment securities losses (gains), net                                          280                 (5)
  Changes in
     Interest Receivable                                                                  454                359
     Other assets                                                                        (669)               235
     Interest Payable                                                                     799                164
     Other liabilities                                                                   (100)               175
                                                                                -------------      -------------
       Net cash from operating activities                                               5,504              6,087

Cash flows from investing activities
   Purchases of securities available for sale                                         (31,624)           (75,142)
   Proceeds from sales of securities available for sale                                12,890             39,901
   Proceeds from maturities and calls of securities available
     for sale                                                                          12,328             43,644
   Purchases of securities held to maturity                                            (1,165)            (1,511)
   Proceeds from maturities and calls of securities held
     to maturity                                                                        1,251              2,614
   Purchases of FHLB stock                                                                (42)               (44)
   Net change in federal funds sold                                                    12,348             24,245
   Net change in loans                                                                (24,104)           (41,713)
   Purchases of premises and equipment, net                                              (903)              (960)
   Proceeds from sale of other real estate acquired
     through foreclosure                                                                  471                393
   Net cash received (paid) related to acquisitions                                         -             (8,579)
                                                                                -------------         ----------
     Net cash from investing activities                                               (18,550)           (17,152)

Cash flows from financing activities
   Net change in deposits                                                               2,662              4,328
   Advances from Federal Home Loan Bank                                                22,575              1,885
   Repayment of Federal Home Loan Bank advances                                       (22,598)            (2,205)
   Proceeds from other borrowed funds                                                       -             12,000
   Net change in agreements to repurchase securities                                    4,725                (54)
   Dividends paid                                                                        (784)            (1,570)
                                                                                -------------      -------------
     Net cash from financing activities                                                 6,580             14,384
                                                                                -------------      -------------
Net change in cash and cash equivalents                                                (6,466)             3,319

Cash and cash equivalents at beginning of period                                       29,861             20,171
                                                                                -------------      -------------

Cash and cash equivalents at end of period                                      $      23,395      $      23,490
                                                                                =============      =============

        See Accompanying Notes to the Consolidated Financial Statements
                                                                             5.

                        PREMIER FINANCIAL BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                SIX MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 2000
                                 (IN THOUSANDS)
                                   (UNAUDITED)

--------------------------------------------------------------------------------

                                                                                        Accumulated
                                                                                           Other
                                            Common                      Retained       Comprehensive
                                             Stock        Surplus       Earnings       Income (Loss)      Total
                                             -----        -------       --------       ------------       -----


Balances, January 1, 1999                $    1,103    $    43,445     $    10,151    $       (300)    $     54,399

Net change in unrealized gains/(losses) on
  securities available for sale                   -              -               -          (2,428)          (2,428)

Net income                                        -              -           2,529               -            2,529

Dividends paid - Company
  ($.30 per share)                                -              -          (1,570)              -           (1,570)
                                         ----------    -----------     -----------    ------------     ------------

Balances, June 30, 1999                  $    1,103    $    43,445     $    11,110    $     (2,728)    $     52,930
                                         ==========    ===========     ===========    ============     ============




Balances, January 1, 2000                $    1,103    $    43,445     $    11,601    $     (4,022)    $     52,127

Net change in unrealized gains/(losses) on
  securities available for sale                   -              -               -            (103)            (103)

Net income                                        -              -             709               -              709

Dividends paid - Company
  ($.15 per share)                                -              -            (784)              -             (784)
                                         ----------    -----------     -----------    ------------     ------------

Balances, June 30, 2000                  $    1,103    $    43,445     $    11,526    $     (4,125)    $     51,949
                                         ==========    ===========     ===========    ============     ============

        See Accompanying Notes to the Consolidated Financial Statements
                                                                             6.

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

--------------------------------------------------------------------------------

NOTE  1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Premier Financial Bancorp, Inc. (the Company) and its wholly owned subsidiaries:

                                                                                 Year             June 30, 2000
                                                                               Acquired              Assets
                                                                               --------              ------
                                                                                                  (In Thousands)

Citizens Deposit Bank & Trust               Vanceburg, Kentucky                 1991            $   120,164
Bank of Germantown                          Germantown, Kentucky                1992                 27,985
Georgetown Bank & Trust Co.                 Georgetown, Kentucky                1995                 58,496
Citizens Bank                               Sharpsburg, Kentucky                1995                 47,956
Farmers Deposit Bank                        Eminence, Kentucky                  1996                141,804
The Sabina Bank                             Sabina, Ohio                        1997                 57,640
Ohio River Bank                             Ironton, Ohio                       1998                 57,167
The Bank of Philippi, Inc.                  Philippi, West Virginia             1998                 73,014
Boone County Bank, Inc.                     Madison, West Virginia              1998                145,352
The Bank of Mt. Vernon                      Mt. Vernon, Kentucky                1999                132,020

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



                                   CONTINUED
                                                                              7.

                        PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

--------------------------------------------------------------------------------

NOTE  3 - SECURITIES

Amortized cost and fair value of investment securities, by category, at June 30, 2000 are summarized as follows:

                                                                         (In Thousands)
                                                   Amortized        Unrealized        Unrealized           Fair
                                                      Cost             Gains            Losses            Value
Available for sale
  U. S. Treasury securities                     $        2,836    $            -   $           (8)   $         2,828
  U. S. agency securities                              141,055                 1           (5,508)           135,548
  Obligations of states and political
       subdivisions                                      7,380                 2              (61)             7,321
  Mortgage-backed securities                             9,891                 -             (528)             9,363
  Preferred  stock                                       2,000                 -                -              2,000
  Other equity securities                                  925                 -             (147)               778
                                                --------------    --------------   --------------    ---------------
     Total available for sale                   $      164,087    $            3   $       (6,252)   $       157,838
                                                ==============    ==============   ==============    ===============

Held to maturity
  U. S. Treasury securities                     $          500    $            -   $           (1)   $           499
  U. S. agency securities                                1,233                 -              (36)             1,197
  Obligations of states and political
        subdivisions                                    16,791               226             (197)            16,820
  Mortgage-backed securities                                22                 -               (1)                21
                                                --------------    --------------   --------------    ---------------
     Total held to maturity                     $       18,546    $          226   $         (235)   $        18,537
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
                                                ==============    ==============   ==============    ===============

                                   CONTINUED
                                                                             8.

                        PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

--------------------------------------------------------------------------------

NOTE  4 - LOANS

Major classifications of loans at June 30, 2000 and December 31, 1999 are summarized as follows:

                                                                       2000           1999
                                                                       ----           ----
                                                                          (In Thousands)
Commercial, secured by real estate                               $    151,322     $    135,078
Commercial, other                                                      88,055           98,543
Real estate construction                                               24,618           26,092
Residential real estate                                               206,676          192,088
Agricultural                                                           14,595           17,525
Consumer and home equity                                              105,667          100,075
Other                                                                   1,549            1,352
                                                                 ------------     ------------
                                                                 $    592,482     $    570,753
                                                                 ============     ============

NOTE  5 - ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses are as follows:

                                             Three Months Ended             Six Months Ended
                                            June 30       June 30        June 30          June 30
                                             2000          1999           2000             1999
                                             ----          ----           ----             ----
                                                             (In Thousands)

Balances, beginning of period            $    7,626    $     5,746     $     6,812    $      4,363
Acquired                                          -              -               -           1,310
Net charge-offs                                (886)          (442)         (1,457)           (843)
Provision for loan losses                     1,505            621           2,890           1,095
                                         ----------    -----------     -----------    ------------

Balances, end of period                  $    8,245    $     5,925     $     8,245    $      5,925
                                         ==========    ===========     ===========    ============


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

                                   CONTINUED
                                                                              9.

                        PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

--------------------------------------------------------------------------------

NOTE  7 - STOCKHOLDERS' EQUITY

Dividend Limitations - The Company's principal source of funds for dividend payments is dividends received from the subsidiary Banks. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year's net profits, as defined, combined with the retained net profits of the preceding two years, subject to the capital requirements as discussed below. During 2000, the Banks could, without prior approval, declare dividends of approximately $6.0 million plus any 2000 net profits retained to the date of the dividend declaration.

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

These quantitative measures established by regulation to ensure capital adequacy require the Company and Banks to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of June 30, 2000, the Company and the Banks meet all quantitative capital adequacy requirements to which they are subject.

Shown below is a summary of regulatory capital ratios for the Company:

                                                                                            Regulatory
                                                 June 30,            December 31,             Minimum
                                                  2000                   1999              Requirements
                                                 --------            ------------          ------------
Tier I Capital (to Risk-Weighted Assets)            8.9%                  8.9%                  4.0%
Total Capital (to Risk-Weighted Assets)            11.9%                 11.9%                  8.0%
Tier I Capital (to Average Assets)                  6.1%                  6.2%                  4.0%

The capital amounts and classifications are also subject to qualitative judgments by the regulators. As a result of these qualitative judgments, Citizens Deposit Bank (Citizens) entered into an agreement with the Federal Reserve Bank (FRB) on December 14, 1999 restricting Citizens from declaring or paying dividends if its Tier 1 capital to average assets falls below 8%. This agreement, in effect until terminated by the FRB, is more restrictive than the quantitative measures governing a bank's ability to pay dividends. Citizens Tier I capital to average assets was 8.4% at June 30, 2000.


                                   CONTINUED
                                                                             10.

                        PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

--------------------------------------------------------------------------------

Also as a result of these qualitative judgements, Bank of Germantown (Germantown) entered into an agreement with the Kentucky Department of Financial Institutions (KDFI) and the Federal Deposit Insurance Corporation (FDIC) on June 13, 2000 restricting Germantown from declaring or paying dividends, without prior approval, if its Tier I capital to average assets falls below 8%. This agreement, in effect until terminated by the KDFI and FDIC, is more restrictive than the quantitative measures governing a bank's ability to pay dividends. Germantown's Tier I capital to average assets was 8.1% at June 30, 2000.

Mt. Vernon Bancshares, Inc. is precluded from declaring or paying any dividends without prior approval as the result of an existing agreement with the Federal Reserve Bank. Mt. Vernon's Tier I capital to average assets was 8.5% at June 30, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

         A.     Results of Operations

         Net income for the six months ended June 30, 2000 was $709,000 or $0.14 per share compared to net income of $2,529,000 or $0.48 per share for the six months ended June 30, 1999. Results for the six months ended June 30, 2000 reflect charges for amortization of goodwill and other intangibles associated with cash acquisitions totaling $621,000 (after tax) as compared to $654,000 (after tax) in the same period for 1999. Not including these charges, net income for the first six months in 2000 was $1,330,000 or $0.25 per share versus $3,183,000 or $0.61 per share in 1999. For the three months ended June 30, 2000, net income totaled $262,000 or $.05 per share compared to $1,311,000 or $.25 per share for the same period in 1999.

         Net interest income increased $364,000 to $14,327,000 for the six months ended June 30, 2000 compared to $13,963,000 for the same period in 1999. Net interest income decreased $4,000 to $7,241,000 for the three months ended June 30, 2000 compared to the $7,245,000 reported in the three months ended June 30, 1999. Net interest margin on a tax equivalent basis for the six months ending June 30, 2000 was approximately 3.75% as compared to 4.02% for the same period in 1999. The decrease in net interest margin is primarily attributable to rising interest rates and their impact on a majority of the Company's subsidiary banks. The returns on stockholders' equity and on average assets were approximately 2.74% and .17% for the six months ended June 30, 2000 compared to 9.30% and .65% for the same period in 1999. Not including the charges for amortization of goodwill and other intangibles, the returns on stockholders' equity and on average assets were approximately 5.14% and .31% for the six months ended June 30, 2000, compared to 11.71% and .82% for the same period in 1999.

         The provision for loan losses increased $1,795,000 to $2,890,000 for the six months ended June 30, 2000 compared to $1,095,000 for the same period in 1999. For the three months ended June 30, 2000, the provision for loan losses was $1,505,000 compared to the $621,000 reported in the three months ended June 30, 1999, an increase of $884,000. The increases in both the six months ended
June 30, 2000 and the three months ended June 30, 2000 are primarily attributable to the replenishment and required additions to the reserve for loan losses at a majority of the Company's subsidiary banks. Additional information concerning the level of and the activity within the reserve for loan losses can be found in the Financial Position section.

         Non-interest income increased $56,000 to $1,959,000 for the first six months of 2000 compared to $1,903,000 for the first six months of 1999. Non-interest income increased $8,000 to $973,000 for the three months ended June 30, 2000 compared to $965,000 for the same period in 1999.

         Non-interest expenses for the first half of 2000 totaled $12,510,000 or 2.9% of average assets on an annualized basis compared to $11,248,000 or 2.9% of average assets for the same period of 1999. Non-interest expenses increased $662,000 for the three months ended June 30, 2000 to $6,390,000 compared to $5,728,000 for the three months ended June 30, 1999. This increase in non-interest expense can be primarily attributed to the branching activities of four of the Company's subsidiary banks in the 2000 time periods compared to the same periods for 1999.

         Income tax expense was $177,000 for the first six months of 2000 compared to $994,000 for the first six months of 1999. For the three month period ended June 30, 2000, income tax expense decreased $493,000 to $57,000 compared to $550,000 for the three months ended June 30, 1999. The decrease in income tax expense can be attributed to the decrease in income before taxes, primarily as a result of the increase in the provision for loan loss for the three month and six month periods ended June 30, 2000. The effective tax rate through June 30, 2000 was approximately 20%, compared to the 28% effective tax rate for the same period in 1999.

         B.     Financial Position

         Total assets increased $7.9 million or .9% to $860.4 million from the $852.5 million on December 31, 1999. Earning assets increased to $786.5 million on June 30, 2000 from $771.5 million on December 31, 1999, an increase of $15.0 million or 1.9%.

         Cash and cash equivalents at June 30, 2000 were $23.4 million or a $6.5 million decrease from the $29.9 million on December 31, 1999. Fed funds sold decreased to $12.8 million from $25.2 million during the same period, a decrease of $12.4 million. The decrease in cash equivalents and fed funds sold is primarily attributed to the placement of those funds in higher yielding loans.

         Total loans at June 30, 2000 were $592.2 million compared to $570.1 million at December 31, 1999, an increase of $22.1 million or 3.9%.

         Deposits totaled $695.5 million as of June 30, 2000, an increase of $2.7 million over the December 31, 1999 amount of $692.8 million. Noninterest bearing deposits increased $4.5 million, or 6.6%, and interest bearing deposits decreased $1.8 million during the period December 31, 1999 to June 30, 2000.

         Short term borrowings and Federal Home Loan Bank Advances at June 30, 2000 were $58.6 million compared to the $53.9 million at December 31, 1999, an increase of $4.7 million.

         The following table sets forth information with respect to the Company's nonperforming assets at June 30, 2000 and December 31, 1999.

                                                             2000                 1999
                                                             ----                 ----
                                                                   (In Thousands)
Non-accrual loans                                       $        6,388        $      4,540
Accruing loans which are contractually
   past due 90 days or more                                      1,391               1,721
Restructured                                                       455                 666
                                                        --------------        ------------
     Total non-performing loans                                  8,234               6,927

Other real estate acquired through
     foreclosure                                                 3,066               3,009
                                                        --------------        ------------
     Total non-performing assets                        $       11,300        $      9,936

Non-performing loans as a percentage
      of total loans                                             1.39%               1.22%

Non-performing assets as a percentage
     of total assets                                             1.31%               1.17%


         The provision for possible loan losses increased from $621,000 for the three months ended June 30, 1999 to $1,505,000 for the three months ended June 30, 2000. The provision for possible loan losses and net chargeoffs was $2,890,000 and $1,457,000 for the first six months of 2000 compared to $1,095,000 and $843,000, respectively, for the six months period ended June 30, 1999. The increases in these amounts were prompted by the increase in average loans between the two periods, changes in the economy both locally and nationally and an increase in non-performing loans from December 31, 1999. The allowance for loan losses at June 30, 2000 was 1.39% of total loans as compared to 1.19% at December 31, 1999.

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

         5. Maintenance of an adequate available-for-sale security portfolio. The Company owns $157.8 million of securities at market value as of June 30, 2000. This is an increase of $6.0 million or approximately 4.0% from the December 31, 1999 balance $151.8 million.

         The cash flow statements for the periods presented in the financial statements provide an indication of the Company's sources and uses of cash as well as an indication of the ability of the Company to maintain an adequate level of liquidity.

         D.     Capital

         At June 30, 2000, total shareholders' equity of $51.9 million was 6.0% of total consolidated assets. This compares to total shareholders' equity of $52.1 million or 6.1% of total consolidated assets on December 31, 1999.

         Tier I capital totaled $51.0 million at June 30, 2000, which represents a Tier I leverage ratio of 6.1%.

         Book value per share was $9.93 at June 30, 2000 and $9.96 at December 31, 1999. An increase in unrealized loss on securities available for sale was primarily responsible for the decrease in accumulated other comprehensive income and corresponding decrease in book value per share.

         The Company declared a first quarter dividend of $0.15 per share, or $784,835 payable March 31, 2000 to shareholders of record as of March 20, 2000. The Company did not declare a second quarter dividend.

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

          (a) Annual Meeting of the Shareholders was held June 21, 2000.

          (b) The following were elected as directors of the Corporation for a term of one year.

              (1)     J. Howell Kelly
              (2)     Marshall T. Reynolds
              (3)     Gardner E. Daniel
              (4)     Toney Adkins
              (5)     Benjamin T. Pugh
              (6)     Wilbur M. Jenkins
              (7)     E. V. Holder, Jr.
              (8)     Neal Scaggs
              (9)     Keith Molihan
             (10)     Jeanne Hubbard

       (c) Ratification of Crowe, Chizek and Company, LLP as independent auditors of the Corporation for 2000. Votes for 4,273,634; votes against 21,434; votes abstaining 937,162.

Item 5.  Other Information                                                 None

Item 6.  Exhibits and Reports on Form 8-K

               (a)  Exhibits

                    Exhibit No.                      Description of Document
                    -----------                      -----------------------
                        27                           Financial Data Schedules

               (b)  Reports  on Form  8-K            Form 8-K  dated  June  30,
                                                     2000 reporting management
                                                     change and resignation of
                                                     three directors.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             PREMIER FINANCIAL BANCORP, INC.



Date: August 11, 2000                        /s/ Marshall T. Reynolds
                                             ------------------------
                                             Marshall T. Reynolds
                                             Chairman of the Board



Date: August 11, 2000                        /s/ Gardner E. Daniel
                                             ---------------------
                                             Gardner E. Daniel
                                             President & Chief Executive Officer