Form 10-Q
period 2000-09-30
PREMIER FINANCIAL BANCORP INC
filed 2000-11-14
CIK 887919

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       or

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

         Common stock - 5,232,230 shares outstanding at November 10, 2000.

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

Index to consolidated financial statements:

         Consolidated Balance Sheets.........................................  3
         Consolidated Statements of Income and Comprehensive Income..........  4
         Consolidated Statements of Changes in Stockholders' Equity..........  5
         Consolidated Statements of Cash Flows ..............................  6
         Notes to Consolidated Financial Statements..........................  7

                         PREMIER FINANCIAL BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
                        (IN THOUSANDS EXCEPT SHARE DATA)

--------------------------------------------------------------------------------

                                                                                       2000               1999
                                                                                       ----               ----
                                                                                    (unaudited)
ASSETS
Cash and due from banks                                                           $      21,659      $       28,227
Interest earning balances with banks                                                        737               1,634
                                                                                  -------------      --------------
Cash and cash equivalents                                                                22,396              29,861
Federal funds sold                                                                       17,111              25,197
Investment securities
   Available for sale                                                                   161,433             151,787
   Held to maturity                                                                      18,338              18,633
Loans                                                                                   602,447             570,753
   Unearned interest                                                                       (484)               (647)
    Allowance for loan losses                                                            (8,577)             (6,812)
                                                                                  -------------      --------------
        Net loans                                                                       593,386             563,294
Federal Home Loan Bank and Federal Reserve Bank stock                                     4,389               4,123
Premises and equipment, net                                                              15,126              14,935
Real estate and other property acquired through foreclosure                               3,710               3,019
Interest receivable                                                                      10,049               9,814
Goodwill and other intangibles                                                           23,249              24,339
Other assets                                                                              7,687               7,466
                                                                                  -------------      --------------
   Total assets                                                                   $     876,874      $      852,468
                                                                                  =============      ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
   Non-interest bearing                                                           $      69,850      $       68,490
   Time deposits, $100,000 and over                                                     108,112              99,292
   Other interest bearing                                                               531,621             525,061
                                                                                  -------------      --------------
     Total deposits                                                                     709,583             692,843
Securities sold under agreements to repurchase                                           27,529              21,282
Federal Home Loan Bank advances                                                          31,898              32,647
Other borrowed funds                                                                     20,000              20,000
Interest payable                                                                          3,836               3,265
Other liabilities                                                                         1,782               1,554
                                                                                  -------------      --------------
   Total liabilities                                                                    794,628             771,591

Guaranteed preferred beneficial interests in Company's debentures                        28,750              28,750

Stockholders' equity
   Preferred stock, no par value; 1,000,000 shares authorized;
     none issued or outstanding                                                               -                   -
   Common stock, no par value; 10,000,000 shares authorized;
     5,232,230 shares issued and outstanding                                              1,103               1,103
   Surplus                                                                               43,445              43,445
   Retained earnings                                                                     11,896              11,601
   Accumulated other comprehensive income                                                (2,948)             (4,022)
                                                                                  -------------      --------------
     Total stockholders' equity                                                          53,496              52,127
                                                                                  -------------      --------------
       Total liabilities and stockholders' equity                                 $     876,874      $      852,468
                                                                                  =============      ==============

--------------------------------------------------------------------------------
          See Accompanying Notes to Consolidated Financial Statements
                                                                             3.

                        PREMIER FINANCIAL BANCORP, INC.
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                  (IN THOUSANDS EXCEPT EARNINGS PER SHARE DATA)
                                   (UNAUDITED)

--------------------------------------------------------------------------------

                                                       Three Months Ended                Nine Months Ended
                                                          September 30,                    September 30,
                                                       2000          1999              2000               1999
                                                       ----          ----              ----               ----
Interest income
  Loans, including fees                          $    14,399      $    13,046       $    41,580      $    37,215
  Investment securities
    Taxable                                            2,520            2,285             7,522            7,188
    Tax-exempt                                           343              358             1,063            1,060
  Federal funds sold and other                           343              247             1,084              930
                                                 -----------      -----------       -----------      -----------
    Total interest income                             17,605           15,936            51,249           46,393

Interest expense
   Deposits                                            8,321            6,977            23,753           20,434
   Debt and other borrowings                           2,153            1,564             6,038            4,601
                                                 -----------      -----------       -----------      -----------
     Total interest expense                           10,474            8,541            29,791           25,035

Net interest income                                    7,131            7,395            21,458           21,358
Provision for loan losses                              1,125            1,648             4,015            2,743
                                                 -----------      -----------       -----------      -----------
Net interest income after provision for
   loan losses                                         6,006            5,747            17,443           18,615

Non-interest income
   Service charges                                       583              510             1,648            1,460
   Insurance commissions                                 147              153               385              450
   Investment securities gains(losses)                     1                2              (279)               7
   Other                                                 300              235             1,236              886
                                                 -----------      -----------       -----------      -----------
                                                       1,031              900             2,990            2,803
Non-interest expenses
   Salaries and employee benefits                      3,551            2,730            10,101            8,644
   Occupancy and equipment expenses                      827              743             2,365            2,237
   Amortization of intangibles                           393              392             1,178            1,232
   Other expenses                                      1,823            1,659             5,460            4,659
                                                 -----------      -----------       -----------      -----------
                                                       6,594            5,524            19,104           16,772
                                                 -----------      -----------       -----------      -----------
Income before income taxes                               443            1,123             1,329            4,646
Provision for income taxes                                72              352               249            1,346
                                                 -----------      -----------       -------------    -----------

Net income                                       $       371      $       771       $     1,080      $     3,300
                                                 ===========      ===========       ===========      ===========

Other comprehensive income (loss), net of tax:
   Unrealized gains and (losses) arising during
     the period                                  $     1,178      $      (256)      $       890      $    (2,680)
   Reclassification of realized amount                    (1)              (1)              184               (5)
                                                 -----------      ------------      -----------      -----------
Net change in unrealized gain (loss) on
        securities                                     1,177             (257)            1,074           (2,685)
                                                 -----------      -----------       -----------      -----------

Comprehensive income                             $     1,548      $       514       $     2,154      $       615
                                                 ===========      ===========       ===========      ===========

Earnings per share                               $       .07      $       .15       $       .21      $       .63
Earnings per share assuming dilution             $       .07      $       .15       $       .21      $       .63
Weighted average shares outstanding                    5,232            5,232             5,232            5,232

--------------------------------------------------------------------------------
          See Accompanying Notes to Consolidated Financial Statements
                                                                             4.

                        PREMIER FINANCIAL BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
           NINE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 2000
                                 (IN THOUSANDS)
                                   (UNAUDITED)

--------------------------------------------------------------------------------

                                                                                       Accumulated
                                                                                          Other
                                            Common                      Retained       Comprehensive
                                             Stock        Surplus       Earnings       Income (Loss)      Total
                                             -----        -------       --------       ------------       -----
Balances, January 1, 1999                $    1,103    $    43,445     $    10,151    $       (300)    $  54,399

Net change in unrealized gains/(losses) on
  securities available for sale                   -              -               -          (2,685)       (2,685)

Net income                                        -              -           3,300               -         3,300

Dividends paid - Company
  ($.45 per share)                                -              -          (2,355)              -        (2,355)
                                         ----------    -----------     -----------    ------------     ---------

Balances, September 30, 1999             $    1,103    $    43,445     $    11,096    $     (2,985)    $  52,659
                                         ==========    ===========     ===========    ============     =========




Balances, January 1, 2000                $    1,103    $    43,445     $    11,601    $     (4,022)    $  52,127

Net change in unrealized gains/(losses) on
  securities available for sale                   -              -               -           1,074         1,074

Net income                                        -              -           1,080               -         1,080

Dividends paid - Company
  ($.15 per share)                                -              -            (785)              -          (785)
                                         ----------    -----------     -----------    ------------     ---------

Balances, September 30, 2000             $    1,103    $    43,445     $    11,896    $     (2,948)    $  53,496
                                         ==========    ===========     ===========    ============     =========

--------------------------------------------------------------------------------
          See Accompanying Notes to Consolidated Financial Statements
                                                                             5.

                        PREMIER FINANCIAL BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                 (IN THOUSANDS)
                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                     2000               1999
                                                                                     ----               ----
Cash flows from operating activities
   Net income                                                                   $       1,080      $       3,300
   Adjustments to reconcile net income to net cash
     from operating activities
       Depreciation                                                                     1,075                957
       Provision for loan losses                                                        4,015              2,743
       Amortization, net                                                                  904              1,387
       FHLB stock dividends                                                              (224)              (201)
       Investment securities losses (gains), net                                          279                 (7)
  Changes in
     Interest Receivable                                                                 (235)              (263)
     Other assets                                                                        (774)              (237)
     Interest Payable                                                                     571                611
     Other liabilities                                                                    228                501
                                                                                -------------      -------------
       Net cash from operating activities                                               6,919              8,791

Cash flows from investing activities
   Purchases of securities available for sale                                         (37,080)           (81,215)
   Proceeds from sales of securities available for sale                                13,845             39,901
   Proceeds from maturities and calls of securities available
     for sale                                                                          15,126             48,090
   Purchases of securities held to maturity                                            (1,321)            (1,918)
   Proceeds from maturities and calls of securities held
     to maturity                                                                        1,614              2,976
   Purchases of FHLB stock                                                                (42)               (44)
   Net change in federal funds sold                                                     8,086             16,913
   Net change in loans                                                                (35,393)           (63,181)
   Purchases of premises and equipment, net                                            (1,266)            (1,869)
   Proceeds from sale of other real estate acquired
     through foreclosure                                                                  594                256
   Net cash received (paid) related to acquisitions                                         -             (8,579)
                                                                                -------------         ----------
     Net cash from investing activities                                               (35,837)           (48,670)

Cash flows from financing activities
   Net change in deposits                                                              16,740             24,940
   Advances from Federal Home Loan Bank                                                38,475             11,045
   Repayment of Federal Home Loan Bank advances                                       (39,224)           (10,168)
   Proceeds from other borrowed funds                                                       -             12,000
   Net change in agreements to repurchase securities                                    6,247              8,714
   Dividends paid                                                                        (785)            (2,355)
                                                                                -------------      -------------
     Net cash from financing activities                                                21,453             44,176
                                                                                -------------      -------------
Net change in cash and cash equivalents                                                (7,465)             4,297

Cash and cash equivalents at beginning of period                                       29,861             20,171
                                                                                -------------      -------------

Cash and cash equivalents at end of period                                      $      22,396      $      24,468
                                                                                =============      =============

--------------------------------------------------------------------------------
          See Accompanying Notes to Consolidated Financial Statements
                                                                             6.

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

--------------------------------------------------------------------------------

NOTE  1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Premier Financial Bancorp, Inc. (the Company) and its wholly owned subsidiaries:

                                                                                Year        September 30, 2000
                                                                              Acquired            Assets
                                                                              --------            ------
                                                                                              (In Thousands)
Citizens Deposit Bank & Trust               Vanceburg, Kentucky                 1991            $   118,547
Bank of Germantown                          Germantown, Kentucky                1992                 28,474
Georgetown Bank & Trust Co.                 Georgetown, Kentucky                1995                 61,792
Citizens Bank                               Sharpsburg, Kentucky                1995                 49,765
Farmers Deposit Bank                        Eminence, Kentucky                  1996                142,769
The Sabina Bank                             Sabina, Ohio                        1997                 59,022
Ohio River Bank                             Ironton, Ohio                       1998                 53,580
The Bank of Philippi, Inc.                  Philippi, West Virginia             1998                 81,564
Boone County Bank, Inc.                     Madison, West Virginia              1998                149,447
The Bank of Mt. Vernon                      Mt. Vernon, Kentucky                1999                137,055

The Company also has a data processing subsidiary, Premier Data Services, Inc., and PFBI Capital Trust subsidiary as discussed in Note 6. All intercompany transactions and balances have been eliminated.

NOTE  2 - PURCHASE AND ASSUMPTION AGREEMENT

On November 9, 2000, the Company entered into a Purchase and Assumption Agreement with Community Trust Bank, National Association, Pikeville, Kentucky, regarding the Company's subsidiary, Bank of Mt. Vernon (Mt. Vernon), Mt. Vernon, Kentucky. Under the terms of the agreement, Mt. Vernon has agreed to sell substantially all loans, deposits, and fixed assets to Community Trust Bank. At September 30, 2000 Mt. Vernon had approximately $102 million in loans, $115 million in deposits, and $2 million in fixed assets. The transaction is anticipated to be completed in January 2001.

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

--------------------------------------------------------------------------------

NOTE  3 - SECURITIES

Amortized cost and fair value of investment securities, by category, at September 30, 2000 are summarized as follows:

                                                                         (In Thousands)
                                                   Amortized        Unrealized        Unrealized          Fair
                                                      Cost             Gains            Losses            Value
                                                   ---------        ----------        ----------          -----
Available for sale
  U. S. Treasury securities                     $        2,841    $         4         $        (3)      $      2,842
  U. S. agency securities                              143,159              7              (3,955)           139,211
  Obligations of states and political
       Subdivisions                                      7,278             24                  (9)             7,293
  Mortgage-backed securities                             9,693              -                (388)             9,305
  Preferred  stock                                       2,000              -                   -              2,000
  Other equity securities                                  925              -                (143)               782
                                                --------------    -----------         -----------       ------------
     Total available for sale                   $      165,896    $        35         $    (4,498)      $    161,433
                                                ==============    ===========         ===========       ============

Held to maturity
  U. S. Treasury securities                     $          501    $         -         $         -       $        501
  U. S. agency securities                                1,233              -                 (20)             1,213
  Obligations of states and political
        Subdivisions                                    16,586            250                (106)            16,730
  Mortgage-backed securities                                18              1                  (1)                18
                                                --------------    -----------         -----------       ------------
     Total held to maturity                     $       18,338    $       251         $      (127)      $     18,462
                                                ==============    ===========         ===========       ============


Amortized cost and fair value of investment securities, by category, at December 31, 1999 are summarized as follows:

                                                                         (In Thousands)
                                                   Amortized        Unrealized        Unrealized          Fair
                                                      Cost             Gains            Losses            Value
                                                   ---------        ----------        ----------          -----

Available for sale
  U. S. Treasury securities                     $        2,900    $            -   $           (6)      $      2,894
  U. S. agency securities                              130,254                 -           (5,047)           125,207
  Obligations of states and political
       Subdivisions                                      7,468                 -             (114)             7,354
  Mortgage-backed securities                            14,333                 -             (776)            13,557
  Preferred  stock                                       2,000                 -                -              2,000
  Other securities                                         925                 -             (150)               775
                                                --------------    --------------   --------------       ------------
     Total available for sale                   $      157,880    $            -   $       (6,093)      $    151,787
                                                ==============    ==============   ==============       ============

Held to maturity
  U. S. Treasury securities                     $          500    $            -   $           (1)      $        499
  U. S. agency securities                                1,233                 -              (29)             1,204
  Obligations of states and political
       Subdivisions                                     16,876               132             (150)            16,858
  Mortgage-backed securities                                24                 -                -                 24
                                                --------------    --------------   --------------       ------------
     Total held to maturity                     $       18,633    $          132   $         (180)      $     18,585
                                                ==============    ==============   ==============       ============

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

--------------------------------------------------------------------------------

NOTE  4 - LOANS

Major classifications of loans at September 30, 2000 and December 31, 1999 are summarized as follows:

                                                                                            2000           1999
                                                                                            ----           ----
                                                                                                (In Thousands)
Commercial, secured by real estate                                                    $    153,798     $    135,078
Commercial, other                                                                           87,566           98,543
Real estate construction                                                                    25,593           26,092
Residential real estate                                                                    210,800          192,088
Agricultural                                                                                15,840           17,525
Consumer and home equity                                                                   107,195          100,075
Other                                                                                        1,655            1,352
                                                                                      ------------     ------------

                                                                                      $    602,447     $    570,753
                                                                                      ============     ============

NOTE  5 - ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses are as follows:

                                             Three Months Ended                Nine Months Ended
                                                September 30                     September 30
                                             2000           1999            2000             1999
                                             ----           ----            ----             ----
                                                                (In Thousands)

Balances, beginning of period            $    8,245    $     5,925     $     6,812    $      4,363
Acquired                                          -              -               -           1,310
Net charge-offs                                (793)          (732)         (2,250)         (1,575)
Provision for loan losses                     1,125          1,648           4,015           2,743
                                         ----------    -----------     -----------    ------------

Balances, end of period                  $    8,577    $     6,841     $     8,577    $      6,841
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

                        PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

--------------------------------------------------------------------------------

NOTE  7 - REGULATORY MATTERS

The Company's principal source of funds for dividend payments is dividends received from the subsidiary Banks. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year's net profits, as defined, combined with the retained net profits of the preceding two years, subject to the capital requirements as discussed below. During 2000, the Banks could, without prior approval, declare dividends of approximately $4.5 million plus any 2000 net profits retained to the date of the dividend declaration.

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

These quantitative measures established by regulation to ensure capital adequacy require the Company and Banks to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of September 30, 2000, the Company and the Banks meet all quantitative capital adequacy requirements to which they are subject.

Shown below is a summary of regulatory capital ratios for the Company:

                                                                                            Regulatory
                                               September 30,         December 31,             Minimum
                                                   2000                  1999              Requirements
                                               ------------          ------------          ------------
Tier I Capital (to Risk-Weighted Assets)            8.9%                  8.9%                  4.0%
Total Capital (to Risk-Weighted Assets)            11.8%                 11.9%                  8.0%
Tier I Capital (to Average Assets)                  6.1%                  6.2%                  4.0%

The capital amounts and classifications are also subject to qualitative judgments by the regulators. As a result of these qualitative judgements, the Company entered into an agreement with the Federal Reserve Bank (FRB) on September 29, 2000 restricting the Company from declaring or paying dividends without prior approval from the FRB. An additional provision of this agreement requires prior approval form the FRB before the Company increases its borrowings or incurs any debt. This agreement is in effect until terminated by the FRB.

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

--------------------------------------------------------------------------------

As a result of these qualitative judgments, Citizens Deposit Bank (Citizens) entered into a Written Agreement with the FRB on September 29, 2000 restricting Citizens from declaring or paying dividends without prior approval. This agreement is in effect until terminated by the FRB. Citizens Tier I capital to average assets was 8.9% at September 30, 2000.

As a result of these qualitative judgements, Bank of Germantown (Germantown) entered into an agreement with the Kentucky Department of Financial Institutions
(KDFI) and the Federal Deposit Insurance Corporation (FDIC) on June 13, 2000 restricting Germantown from declaring or paying dividends, without prior approval, if its Tier I capital to average assets falls below 8%. This agreement, in effect until terminated by the KDFI and FDIC, is more restrictive than the quantitative measures governing a bank's ability to pay dividends. Germantown's Tier I capital to average assets was 7.4% at September 30, 2000.

Mt. Vernon Bancshares, Inc. is precluded from declaring or paying any dividends without prior approval as the result of an existing agreement with the Federal Reserve Bank. Mt. Vernon's Tier I capital to average assets was 8.5% at September 30, 2000.

NOTE 8 - NEW ACCOUNTING PRONOUNCEMENTS

In June 1999, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". This new standard requires companies to record derivatives on the balance sheet as assets or liabilities at fair value. Depending on the use of the derivative and whether it qualifies for hedge accounting, gains or losses resulting from changes in the values of those derivatives would either be recorded as a component of net income or as a change in stockholders' equity. The Company is required to adopt this new standard January 1, 2001 and does not anticipate the impact to be material to the financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

         A.     Results of Operations

         Net income for the nine months ended September 30, 2000 was $1,080,000 or $0.21 per share compared to net income of $3,300,000 or $0.63 per share for the nine months ended September 30, 1999. Results for the nine months ended September 30, 2000 reflect charges for amortization of goodwill and other intangibles associated with cash acquisitions totaling $932,000 (after tax) as compared to $964,000 (after tax) in the same period for 1999.

The table below, in thousands except per share data, illustrates the net of tax impact of these expenses on earnings and earnings per share.

                                             September 30, 2000              September 30, 1999
                                            Amount       Per share         Amount       Per share
                                            ------       ---------         ------       ---------
Income before amortization
   of intangibles                        $    2,012    $       .38     $     4,264    $        .81

Amortization of intangibles                    (932)          (.17)           (964)           (.18)
                                         ----------    -----------     -----------    ------------

Net income                               $    1,080    $       .21     $     3,300    $        .63
                                         ==========    ===========     ===========    ============


         For the three months ended September 30, 2000, net income totaled $371,000 or $.07 per share compared to $711,000 or $.15 per share for the same period in 1999.

         Net interest income increased $100,000 to $21,458,000 for the nine months ended September 30, 2000 compared to $21,358,000 for the same period in 1999. Net interest income decreased $264,000 to $7,131,000 for the three months ended September 30, 2000 compared to the $7,395,000 reported in the three months ended September 30, 1999. Net interest margin on a tax equivalent basis for the nine months ending September 30, 2000 was approximately 3.72% as compared to 4.07% for the same period in 1999. The decrease in net interest margin is primarily attributable to rising interest rates and their impact on a majority of the Company's subsidiary banks as well as the increased cost of borrowing at the holding company. The returns on stockholders' equity and on average assets were approximately 2.76% and .17% for the nine months ended September 30, 2000 compared to 8.14% and .56% for the same period in 1999.

         The provision for loan losses increased $1,272,000 to $4,015,000 for the nine months ended September 30, 2000 compared to $2,743,000 for the same period in 1999. This increase is primarily attributable to the replenishment and required additions to the reserve for loan losses at a majority of the Company's subsidiary banks. For the three months ended September 30, 2000, the provision for loan losses was $1,125,000 compared to the $1,648,000 reported in the three months ended September 30, 1999, a decrease of $523,000. Additional information concerning the level of and the activity within the reserve for loan losses can be found in the Financial Position section.

         Non-interest income increased $187,000 to $2,990,000 for the first nine months of 2000 compared to $2,803,000 for the first nine months of 1999. Non-interest income increased $131,000 to $1,031,000 for the three months ended September 30, 2000 compared to $900,000 for the same period in 1999. This increase in non-interest income can be primarily attributed to increases in service charge income and other income for both the nine-month and three-month periods ended September 30, 2000.

         Non-interest  expenses  for the  first  nine  months  of  2000  totaled
$19,104,000 or 3.0% of average assets on an annualized basis compared to $16,772,000 or 2.8% of average assets for the same period of 1999. Non-interest expenses increased $1,070,000 for the three months ended September 30, 2000 to $6,594,000 compared to $5,524,000 for the three months ended September 30, 1999. This increase in non-interest expense can be primarily attributed to the branching activities of four of the Company's subsidiary banks in the 2000 time periods compared to the same periods for 1999, in addition to general operating increases and the expensing of severance costs.

         Income tax expense was $249,000 for the first nine months of 2000 compared to $1,346,000 for the first nine months of 1999. For the three-month period ended September 30, 2000, income tax expense decreased $280,000 to $72,000 compared to $352,000 for the three months ended September 30, 1999. The decrease in income tax expense can be attributed to the decrease in income before taxes, primarily as a result of the increase in the provision for loan loss for the nine-month period ended September 30, 2000. The effective tax rate through September 30, 2000 was approximately 19%, compared to the 29% effective tax rate for the same period in 1999. Also contributing to this decrease in the effective tax rate for both the three month and nine month periods ended September 30, 2000 is a consistent level of tax exempt interest income and recurring tax credits.

         B.     Financial Position

     Total assets increased $24.4 million or 2.9% to $876.9 million from the $852.5 million on December 31, 1999. The increase in total assets can be primarily attributed to general and normal increases in the business activity of the Company at its various locations. Earning assets increased to $804.0 million on September 30, 2000 from $771.5 million on December 31, 1999, an increase of $32.5 million or 4.2%. This is primarily due to the placement of funds into outstanding loans from cash equivalents.

     Cash and cash equivalents at September 30, 2000 were $22.4 million or a $7.5 million decrease from the $29.9 million on December 31, 1999. Fed funds sold decreased to $17.1 million from $25.2 million during the same period, a decrease of $8.1 million. The decrease in cash equivalents and fed funds sold is primarily attributed to the placement of those funds in higher yielding loans.

     Total loans at September 30, 2000 were $602.0 million compared to $570.1 million at December 31, 1999, an increase of $31.9 million or 5.6%. This increase is primarily due to the increase in loans secured by real estate.
Additional information concerning the level of and current mix of outstanding loan balances compared to December 31, 1999 can be found in Note 4 of the Notes to Consolidated Financial Statements.

     Deposits totaled $709.6 million as of September 30, 2000, an increase of $16.8 million, or 2.4%, over the December 31, 1999 amount of $692.8 million. Noninterest bearing deposits increased $1.4 million, or 2.0%, and interest bearing deposits increased $15.4 million, or 2.5%, during the period December 31, 1999 to September 30, 2000. These increases are primarily due to increases in normal business activity at the Company's various locations.

     In order to increase the Company's capital ratio and reduce the Company's outstanding debt, the Board of Directors approved a Purchase and Assumption Agreement with Community Trust Bank, National Association, Pikeville, Kentucky, regarding the Company's subsidiary, Bank of Mt. Vernon, Mt. Vernon, Kentucky. Under the terms of the agreement, Mt. Vernon has agreed to sell substantially all loans, deposits, and fixed assets to Community Trust Bank. At September 30, 2000 Mt. Vernon had approximately $102 million in loans, $115 million in deposits, and $2 million in fixed assets. The transaction is anticipated to be completed in January 2001. The actual net cash received by the Company as a result of this transaction is contingent upon certain provisions of the agreement which can only be completely ascertained on the settlement date. The actual net cash received should enable the Company to reduce borrowing costs in excess of the subsidiary's current earnings. While the complete extent of the transaction is not immediately determinable, the Company expects to recognize a gain on the sale. A significant benefit to the Company will be the strengthening of internal capital on a reduced asset base and the reduction of consolidated leverage positions.
                                                                            13.

         The following table sets forth information with respect to the Company's nonperforming assets at September 30, 2000 and December 31, 1999.

                                                             2000                 1999
                                                             ----                 ----
                                                                   (In Thousands)

Non-accrual loans                                       $        7,016        $      4,540
Accruing loans which are contractually
   past due 90 days or more                                      2,425               1,721
Restructured                                                       346                 666
                                                        --------------        ------------
     Total non-performing loans                                  9,787               6,927

Other real estate acquired through
     foreclosure                                                 3,710               3,009
                                                        --------------        ------------
     Total non-performing assets                        $       13,497        $      9,936

Non-performing loans as a percentage
      of total loans                                             1.63%                1.22%

Non-performing assets as a percentage
     of total assets                                             1.54%                1.17%


         The provision for loan losses decreased from $1,648,000 for the three months ended September 30, 1999 to $1,125,000 for the three months ended September 30, 2000. The provision for loan losses and net chargeoffs was $4,015,000 and $2,250,000 for the first nine months of 2000 compared to $2,743,000 and $1,575,000, respectively, for the nine months period ended September 30, 1999. The increases in these amounts were prompted by the increase in average loans between the two periods, changes in the economy both locally and nationally and an increase in non-performing loans since December 31, 1999. The allowance for loan losses at September 30, 2000 was 1.42% of total loans as compared to 1.19% at December 31, 1999.

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

         5. Maintenance of an adequate available-for-sale security portfolio. The Company owns $161.4 million of securities at market value as of September 30, 2000. This is an increase of $9.6 million or approximately 6.3% from the December 31, 1999 balance of $151.8 million.

         The cash flow statements for the periods presented in the financial statements provide an indication of the Company's sources and uses of cash as well as an indication of the ability of the Company to maintain an adequate level of liquidity.

         D.     Capital

         Total shareholders' equity of $53.5 million was 6.1% of total consolidated assets at September 30, 2000. This compares to total shareholders' equity of $52.1 million on December 31, 1999, also 6.1% of total consolidated assets.

     Tier I capital totaled $51.9 million at September 30, 2000, which represents a Tier I leverage ratio of 6.1%.

         Book value per share was $10.22 at September 30, 2000 and $9.96 at December 31, 1999. A decrease in unrealized loss on securities available for sale was primarily responsible for the increase in accumulated other comprehensive income and corresponding increase in book value per share.

         The Company declared a first quarter dividend of $0.15 per share, or $784,835 payable March 31, 2000 to shareholders of record as of March 20, 2000. The Company did not declare a dividend in either the second or third quarter of 2000.

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

                                                 PREMIER FINANCIAL BANCORP, INC.



Date: November 10, 2000                          /s/ Marshall T. Reynolds
                                                 -------------------------------
                                                 Marshall T. Reynolds
                                                 Chairman of the Board



Date: November 10, 2000                          /s/ Gardner E. Daniel
                                                 -------------------------------
                                                 Gardner E. Daniel
                                                 President & Chief Executive
                                                   Officer