Form 10-K
period 2000-12-31
PREMIER FINANCIAL BANCORP INC
filed 2001-03-30
CIK 887919

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
(Mark One)

X        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
----     EXCHANGE ACT OF 1934 [FEE REQUIRED]

         For the fiscal year ended December 31, 2000
                                       OR
____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to filing requirements for the past 90 days. Yes X No ____

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by non-affiliates of the Registrant as of March 16, 2001 was $35,317,552. The number of shares outstanding of the Registrant's Common Stock as of March 16, 2001 was 5,232,230.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the Form 10-K part indicated:

         Document                                                   Form 10-K

 (1)     Proxy statement for the 2001 annual meeting of             Part III
         shareholders

                                     PART I

Item 1.  Description of Business

                                   THE COMPANY

         Premier Financial Bancorp, Inc. (the "Company" or "Premier") is a multi-bank holding company that, as of March 16, 2001, operated seventeen banking offices in Kentucky, six banking offices in Ohio, and six banking offices in West Virginia through its eight bank subsidiaries (the "Affiliate Banks"). At December 31, 2000, Premier had total consolidated assets of $889.9 million, total consolidated deposits of $728.4 million and total consolidated shareholders' equity of $55.8 million.

         Premier began an acquisition program in 1993 and acquired six commercial banks and five branches of other commercial banks through December 31, 2000. Premier also owns nonbank subsidiaries that provide consumer lending and data processing services.

     In 2000 Premier suspended its acquisition strategy in order to focus on improving operations, strengthening capital and management oversight and improving profitability at the banks previously acquired. As part of this change in strategy Premier elected to dispose of one of its subsidiary banks, the Bank of Mt. Vernon. While Premier remains committed to its core strategy of rural banking with community oriented and named institutions, the Company may dispose of additional corporate assets that no longer meet Premier's geographic or operational performance goals.

         Premier will continue to explore opportunities permitted by the Bank Holding Company Act of 1956, as amended (the "BHC Act"). Premier regularly reviews, analyzes and engages in discussions regarding possible additional acquisitions, but only if they meet Premier's long term objectives. It is not presently known whether, or on what terms, such discussions will result in further transactions, if any. Premier generally does not announce a transaction until after the execution of a definitive agreement.

         During June 2000, the Company announced a management change in the appointment of Gardner E. Daniel to the position of President and Chief Executive Officer. An executive search committee has been appointed to seek a successor for Mr. Daniel who is currently serving on an interim basis.

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

                                    BUSINESS
General

         Through the Banks and its data processing subsidiary, the Company focuses on providing quality, community banking services to individuals and small-to medium sized businesses primarily in non-urban areas. By seeking to provide such banking services in non-urban areas, the Company believes that it can minimize the competitive effect of larger financial institutions that typically are focused on large metropolitan areas. Through its experiences in acquiring its Banks, the Company has developed and implemented a strategy of joining together community banks that retain their commitment to local orientation and direction, while having the benefit of the Company's capital for growth and staff assistance to promote safety, soundness and regulatory compliance. Each Bank is managed on a decentralized basis that offers customers direct access to the Bank's president and other officers in an environment conducive to friendly, informed and courteous service. This decentralized approach also enables each Bank to offer local and timely decision-making, and flexible and reasonable operating procedures and credit policies limited only by a framework of centralized risk controls provided by the Company to promote prudent banking practices. Each Bank maintains its community orientation by, among other things, having selected members of its community as members of its board of directors, who assist in the introduction of prospective customers to the Bank and in the development or modification of products and services to meet customer needs. As a result of the development of personal banking relationships with its customers and the convenience and service offered by the Banks, the Banks' lending and investing activities are funded primarily by core deposits.

         When appropriate and economically advantageous, the Company centralizes certain of the Banks' back office, support and investment functions in order to achieve consistency and cost efficiency in the delivery of products and services. The Company centrally provides services such as data processing, operations support, accounting, loan review, compliance and internal auditing to the Banks to enhance their ability to compete effectively. The Company also provides overall direction in the areas of credit policy and administration, strategic planning, marketing, investment portfolio management and other financial and administrative services. Each Bank participates in product development by advising management of new products and services needed by their customers and desirable changes to existing products and services.

         Each of the Banks provides a wide range of retail and commercial banking services, including commercial, real estate, agricultural and consumer lending; depository and funds transfer services; collections; safe deposit boxes; cash management services; and other services tailored for both individuals and businesses. Farmers Deposit Bank in Eminence, Kentucky, also offers limited trust services and acts as executor, administrator, trustee and in various other fiduciary capacities. Through Premier Data Services, Inc., the Company's data processing subsidiary, the Company currently provides centralized data processing services to seven of the Banks as well as one non-affiliated bank.

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

Competition

         The Banks encounter strong competition both in making loans and attracting deposits. The deregulation of the banking industry and the widespread enactment of state laws that permit multi-bank holding companies as well as the availability of nationwide interstate banking have created a highly competitive environment for financial services providers. In one or more aspects of its business, each Bank competes with other commercial banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking companies and other financial intermediaries operating in its market and elsewhere, many of which have substantially greater financial and managerial resources. Being smaller financial institutions, each of the Banks' competitors include large bank holding companies having substantially greater resources and offer certain services that Premier Banks may not currently provide. Each Bank seeks to minimize the competitive effect of larger financial institutions through a community banking approach that emphasizes direct customer access to the Bank's president and other officers in an environment conducive to friendly, informed and courteous service.

         Management believes that each Bank is positioned to compete successfully in its respective primary market area, although no assurances can be given. Competition among financial institutions is based upon interest rates offered on deposit accounts, interest rates charged on loans and other credit and service charges, the quality and scope of the services rendered, the convenience of the banking facilities and, in the case of loans to commercial borrowers, relative lending limits. Management believes that the commitment of its Banks to per-sonal service, innovation and involvement in their respective communities and primary market areas, as well as their commitment to quality community banking service, are factors that contribute to their competitiveness.

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

         Both federal and state law extensively regulates various aspects of the banking business, such as reserve and capital requirements, truth-in-lending and truth-in-savings disclosure, equal credit opportunity, fair credit reporting, trading in securities and other aspects of banking operations. Premier, the Affiliate Banks and Premier's nonbank subsidiaries are also affected by the fiscal and monetary policies of the federal government and the Federal Reserve and by various other governmental laws, regulations and requirements. Further, the earnings of Premier and Affiliate Banks are affected by general economic conditions and prevailing interest rates. Legislation and administrative actions affecting the banking industry are frequently considered by the United States Congress, state legislatures and various regulatory agencies. It is not possible to predict with certainty whether such legislation or administrative actions will be enacted or the extent to which the banking industry, in general, or Premier and the Affiliate Banks, in particular, would be affected.

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

         Bank holding companies currently are required to maintain Tier I and total capital (the sum of Tier 1 and Tier 2 capital) equal to at least 4% and 8% of total risk-weighted assets, respectively. At December 31, 2000, Premier met both requirements, with Tier I and total capital equal to 9.0% and 12.0% of its total risk-weighted assets, respectively.

         In addition to the risk-based capital guidelines, the Federal Reserve requires bank holding companies to maintain a minimum "leverage ratio" (Tier I capital to adjusted total assets) of 3%, if the holding company has the highest regulatory ratings for risk-based capital purposes and, accordingly, is required to maintain a minimum "leverage ratio" of 3%. All other bank holding companies are required to maintain a leverage ratio of 3% plus at least 100 to 200 basis points. At December 31, 2000, Premier's leverage ratio was 6.1%.

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

Regulatory Agreements - On September 29, 2000, the company entered into an agreement with the Federal Reserve that prohibits the company from paying dividends or incurring any additional debt without the prior written approval of the Federal Reserve. Additionally, the agreement requires the company to develop and monitor compliance with certain operational policies designed to strengthen Board of Director oversight including credit administration, liquidity, internal audit and loan review.

         Three of the company's subsidiaries, Citizens Deposit Bank & Trust, Bank of Germantown and Bank of Mt. Vernon, have entered into similar agreements with their respective primary regulator which, among other things, prohibits the payment of dividends without prior written approval and requires significant changes in their lending and credit administration policies.

         These agreements, which require periodic reporting, will remain in force until the regulators are satisfied that the company and the banks have fully complied with the terms of the agreement.

Dividend Restrictions - Premier is dependent on dividends from its Affiliate Banks for its revenues. Various federal and state regulatory provisions limit the amount of dividends the Affiliate Banks can pay to Premier without regulatory approval. At December 31, 2000, approximately $2.3 million of the total shareholders' equity of the Affiliate Banks was available for payment of dividends to Premier without approval by the applicable regulatory authority.

         In addition, federal bank regulatory authorities have authority to prohibit Premier's Affiliate Banks from engaging in an unsafe or unsound practice in conducting their business. The payment of dividends, depending upon the financial condition of the bank in question, could be deemed to constitute such an unsafe or unsound practice. The ability of the Affiliate Banks to pay dividends in the future is presently, and could be further, influenced by bank regulatory policies and capital guidelines as well as each Affiliate Bank's earnings and financial condition. Additional information regarding dividend limitations can be found in Note 20 of the accompanying audited consolidated financial statements.

Interstate Banking - Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act"), subject to certain concentration limits, (i) bank holding companies, such as Premier, are permitted to acquire banks and bank holding companies located in any state of the United States, subject to certain restrictions, and (ii) banks are permitted to acquire branch offices outside their home state by merging with out-of-state banks, purchasing branches in other states or establishing de novo branch offices in other states; provided that, in the case of any such purchase or opening of individual branches, the host state has adopted legislation "opting in" to the relevant provisions of the Riegle-Neal Act; and provided further, that, in the case of a merger with a bank located in another state, the host state has not adopted legislation "opting out" of the relevant provisions of the Riegle-Neal Act.

Gramm-Leach-Bliley Act - On November 12, 1999, the Gramm-Leach-Bliley Act (the "Act") was signed into law, eliminating many of the remaining barriers to full convergence of the banking, securities, and insurance industries. The major provisions of the Act took effect March 12, 2000.

         The Act enables a broad-scale consolidation among banks, securities firms, and insurance companies by creating a new type of financial services company called a "financial holding company," a bank holding company with dramatically expanded powers. Financial holding companies can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting), and merchant banking. In addition, the Act permits the Federal Reserve and the Treasury Department to authorize additional activities for financial holding companies, but only if they jointly determine that such activities are "financial in nature" or "complementary to financial activities."

         The FRB serves as the primary "umbrella" regulator of financial holding companies, with jurisdiction over the parent company and more limited oversight over its subsidiaries. The primary regulator of each subsidiary of a financial holding company depends on the activities conducted by the subsidiary. A financial holding company need not obtain FRB approval prior to engaging, either de novo or through acquisitions, in financial activities previously determined to be permissible by the FRB. Instead, a financial holding company need only provide notice to the FRB within 30 days after commencing the new activity or consummating the acquisition.

         The Company is currently contemplating whether to become a financial holding company.

Number of Employees - The Company and its subsidiaries collectively had approximately 361 full-time equivalent employees as of December 31, 2000. Its executive offices are located at 115 North Hamilton Street, Georgetown, Kentucky, telephone number (502) 863-1955 (facsimile number (502) 863-5604).


Item 2.  Properties

         The Company owns 115 North Hamilton Street in Georgetown, Kentucky, at which the Company's executive offices are located. The Company also owns property located at 104 Jefferson Street, Brooksville, Kentucky, which serves as a branch for Bank of Germantown. In South Webster, Ohio, Premier owns 110 North Jackson Street, which is the site occupied by a branch of Ohio River Bank. The Company also owns 120 Main Street in Mt. Vernon, Kentucky, which it currently leases. Except as noted each of the Banks owns the real property and improvements on which their banking activities are conducted.

         Citizens Deposit Bank & Trust, in addition to its main office at 400 Second Street in Vanceburg, Kentucky, has five branch offices in Lewis County, Kentucky, including one leased facility. The Bank of Germantown, with its main office located on Highway 10 in Germantown, Kentucky, has two branches located in Bracken County, Kentucky. Citizens Bank (Kentucky), Inc., in addition to its main office at 120 North Hamilton Street in Georgetown, Kentucky, has two branches in Scott County, Kentucky, and two branches in Bath County, Kentucky, as a result of the merger with another Premier affiliate, Citizens Bank, Sharpsburg in October 2000. Farmers Deposit Bank, in addition to its main office at 5230 South Main Street in Eminence, Kentucky, has two branches in Henry County, Kentucky. The Sabina Bank, in addition to its main office at 135 North Howard Street in Sabina, Ohio, has two branches, one each located in Hardin and Auglaize Counties, Ohio. Ohio River Bank, in addition to its main office at 221 Railroad Street in Ironton, Ohio, has two branches, one each located in Lawrence and Scioto Counties, Ohio. The Bank of Philippi, in addition to its main office at 2 South Main Street in Philippi, West Virginia, has a branch located in Upshur County, West Virginia, and a loan production office located in Barbour County, West Virginia. Boone County Bank, in addition to its main office at 300 State Street, Madison, West Virginia, has three branches, one each located in Boone, Logan and Lincoln Counties, West Virginia.

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

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         The Company's common stock is listed on the NASDAQ under the symbol PFBI. At December 31, 2000, the Company had approximately 766 record holders of its common shares.

         The following table sets forth on a quarterly basis cash dividends paid and the range of high and low sales prices on a per share basis during the quarters indicated. Cash dividends paid per share shown below have been adjusted retroactively to reflect prior stock splits effected in the form of share dividends.

                                           Cash                       Sales Price
                                       Dividends Paid           High           Low
                                       --------------           ----           ---
         1999:
           First Quarter                 $    0.15             $17.50         $14.00
           Second Quarter                     0.15              14.88          12.31
           Third Quarter                      0.15              14.44          11.00
           Fourth Quarter                     0.15              11.88           9.00
                                         ---------
                                         $    0.60
                                         =========

         2000:
           First Quarter                 $    0.15             $10.25         $ 7.50
           Second Quarter                        -               8.38           6.00
           Third Quarter                         -               6.75           4.63
           Fourth Quarter                        -               6.50           5.06
                                         ---------
                                         $    0.15
                                         =========

         2001:
           First Quarter                 $       -             $ 7.25         $ 5.25


        Due to Premier's recognition of an increase in problem assets, the Board of Directors voluntarily suspended the payment of dividends during the second quarter of 2000. In September 2000 as a result of an agreement entered into with the Federal Reserve, the Company agreed not to declare additional dividends without the prior approval of the Federal Reserve. The Board of Directors anticipates paying dividends at some future date when, in its discretion, financial prudence allows and the Federal Reserve concurs in the payment of such dividends. Even if the Company is able to resume the payment of dividends, there can be no assurance that the amount of the dividends will be what the Company paid before the payment of dividends was suspended.

         The payment of dividends by the Company depends upon the ability of the Banks to declare and pay dividends to the Company because the principal source of the Company's revenue will be dividends paid by the Banks. At December 31, 2000, approximately $2.3 million was available for payment as dividends from the Banks to the Company without the need for regulatory approval. In considering the payment of dividends, the Board of Directors will take into account the Company's financial condition, results of operations, tax considerations, costs of expansion, industry standards, economic conditions and need for funds, as well as governmental policies and regulations applicable to the Company and the Banks. See "REGULATORY MATTERS - Capital Requirements" for discussion on capital guidelines.

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

                                                At or for the Year Ended December 31,
                                              2000           1999            1998            1997           1996
                                              ----           ----            ----            ----           ----
Earnings
   Net interest income                   $      28,676   $      28,665  $      20,107   $      17,458   $      13,454
   Provision for loan losses                     4,932           3,294          1,742           1,399             953
   Non-interest income                           4,012           3,776          4,673           4,562           1,835
   Non-interest expense                         26,105          22,630         15,337          12,232           9,230
   Income taxes                                    316           1,927          1,997           2,605           1,588
     Net income                          $       1,335   $       4,590  $       5,704   $       5,784   $       3,518

Financial Position
   Total assets                          $     889,932   $     852,468  $     657,744   $     464,890   $     363,739
   Loans, net of unearned
     income                                    595,576         570,106        395,620         312,102         265,453
   Allowance for loan losses                     7,821           6,812          4,363           3,479           3,127
   Goodwill and other intangibles               22,856          24,339         21,555           7,262           5,565
   Securities                                  194,400         170,420        177,192          73,409          58,253
   Deposits                                    728,412         692,843        523,193         358,605         297,116
   Other borrowings                             71,240          73,929         47,670          21,842          15,392
   Debt                                         28,750          28,750         28,750          28,750               0
   Stockholders' equity                         55,830          52,127         54,399          52,007          48,694

Share Data
   Net income - basic                     $      .26      $      .88     $     1.09     $      1.11     $      .82
   Net income - diluted                          .26             .88           1.09            1.10            .82
   Book value                                  10.67            9.96          10.40            9.94           9.30
   Cash dividend                                0.15            0.60           0.60            0.55           0.50

Ratios
   Return on average assets                      .15%            .57%           .97%           1.29%          1.22%
   Return on average equity                     2.53%           8.54%         10.80%          11.51%          9.54%
   Dividend payout                             58.80%          68.41%         53.79%          41.60%         51.66%
   Stockholders' equity to total
     assets at period-end                       6.27%           6.11%          8.27%          11.19%         13.39%
   Average stockholders' equity
     to average total assets                    6.07%           6.72%          9.02%          11.21%         12.79%

Capital Ratios
   Equity to assets                             6.3%            6.1%           8.3%           11.2%          13.4%
   Leverage ratio                               6.1%            6.2%           8.1%           13.6%          12.2%

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

OVERVIEW

In 2000, Premier continued to consolidate its network of independently managed community banks into a more centralized corporate structure. In doing so, Premier suspended its acquisition strategy in order to focus on improving operations, strengthening capital and management oversight and improving profitability at the banks previously acquired. As part of this change in strategy Premier elected to dispose of one of its subsidiary banks, the Bank of Mt. Vernon. While Premier remains committed to its core strategy of rural banking with community oriented and named institutions, the Company may dispose of additional corporate assets that no longer meet Premier's geographic or operational performance goals.

For 2000, net income was $1,335 compared to $4,590 for 1999; total assets increased to $889,932 from the $852,468 in 1999, and shareholders' equity increased to $55,830 from $52,127 in 1999.

Quarterly unaudited financial information for the Company for the years ended December 31, 2000 and 1999, is summarized as follows:


                         Quarterly Financial Information
                 (Dollars in thousands except per share amounts)
                                                                                                           Full
                                                         First       Second       Third       Fourth       Year
                                                         -----       ------       -----       ------       ----
   2000
   ----      Interest Income                              $16,611      $17,033     $17,605     $17,985      $69,234
             Interest Expense                               9,525        9,792      10,474      10,767       40,558
             Net Interest Income                            7,086        7,241       7,131       7,218       28,676
             Provision for Loan Losses                      1,385        1,505       1,125         917        4,932
             Securities Gains                                   1        (281)           1           -        (279)
             Net Overhead                                   5,135        5,136       5,564       5,979       21,814
             Income before Income Taxes                       567          319         443         322        1,651
             Net Income                                       447          262         371         255        1,335
             Basic Net Income per share                      0.09         0.05        0.07        0.05         0.26
             Diluted Net Income per share                    0.09         0.05        0.07        0.05         0.26
             Dividends Paid per share                        0.15            -           -           -         0.15
   1999
   ----      Interest Income                              $14,785      $15,672     $15,936     $16,479      $62,872
             Interest Expense                               8,067        8,427       8,541       9,172       34,207
             Net Interest Income                            6,718        7,245       7,395       7,307       28,665
             Provision for Loan Losses                        474          621       1,648         551        3,294
             Securities Gains                                  31         (26)           2          10           17
             Net Overhead                                   4,613        4,737       4,626       4,895       18,871
             Income before Income Taxes                     1,662        1,861       1,123       1,871        6,517
             Net Income                                     1,218        1,311         771       1,290        4,590
             Basic Net Income per share                      0.23         0.25        0.15        0.25         0.88
             Diluted Net Income per share                    0.23         0.25        0.15        0.25         0.88
             Dividends Paid per share                        0.15         0.15        0.15        0.15         0.60

BUSINESS COMBINATIONS

In 1999, Premier completed one acquisition. On January 20, 1999, the Company acquired Mount Vernon Bancshares and its wholly owned subsidiary, Bank of Mt. Vernon, with offices in Somerset, Mt. Vernon, Berea and Richmond, Kentucky, in a cash transaction that was accounted for as a purchase.

On January 26, 2001, the company disposed of all the deposits (approximately $110 million), the majority of loans (approximately $92 million) and the majority of premises and equipment (approximately $1.6 million) of the Bank of Mt. Vernon under the terms of a Purchase and Assumption Agreement. The final settlement is pending due to certain recourse provisions available to the purchaser. As a result of this transaction, the banking charter of the Bank of Mt. Vernon has been relinquished and the Company has agreed to not compete in the markets previously served by the Bank of Mt. Vernon.

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

The  significant  financial data relative to these  transactions is set forth in
Note 2 to the financial statements.


RESULTS OF OPERATIONS

Earnings Summary

Premier recorded net income for 2000 of $1,335, versus $4,590 and $5,704 for 1999 and 1998. Basic earnings per common share were $0.26 in 2000 compared to $0.88 in 1999 and $1.09 in 1998. This decrease in 2000 was primarily attributed to an increase in the provision for loan losses from $3,294 in 1999 to $4,932 in 2000 and an increase in noninterest expense of $3,475 from $22,630 in 1999 to $26,105 in 2000. Partially offsetting these decreases to net income were an increase in noninterest income from $3,776 in 1999 to $4,012 in 2000, an increase of $236 or 6.3%, and a decrease in provision for income taxes from $1,927 in 1999 to $316 in 2000, a decrease of $1,611 or 83.6%.

Net income of $4,590 in 1999 represented a 19.5% decrease from the 1998 amount of $5,704. Net interest income increased from $20,107 in 1998 to $28,665 in 1999, an increase of $8,558 or 42.6%, and the provision for income taxes decreased from $1,997 in 1998 to $1,927 in 1999, a difference of $70 or 3.5%. Offsetting the increase in net interest income was an increase in the provision for loan losses from $1,742 in 1998 to $3,294 in 1999, an increase in noninterest expense of $7,293, or 47.6%, from $15,337 in 1998 to $22,630 in 1999, and a decrease in noninterest income from $4,673 in 1998 to $3,776 in 1999.


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

                         Summary of Net Interest Income
              (Dollars in thousands on a taxable equivalent basis)
                                                                         2000             1999            1998
                                                                         ----             ----            ----

Interest income..........................................           $      69,234    $      62,872   $      45,350
Tax equivalent adjustment................................                     723              726             608
                                                                    -------------    -------------   -------------
    Interest income......................................                  69,957           63,598          45,958
Interest expense.........................................                  40,558           34,207          25,243
                                                                    -------------    -------------   -------------
    Net interest income..................................           $      29,399    $      29,391   $      20,715
                                                                    =============    =============   =============


The following table shows, for the three year period ended December 31, 2000, the average distribution of assets, liabilities and the interest earned or paid on those items together with the level of shareholders' equity as well as Premier's net interest spread and net interest margin on interest earning assets (net interest income divided by average earning assets). In 2000, tax equivalent net interest income was $29,399, an amount essentially unchanged from the $29,391 in 1999. The 2000 net interest income is the result of an increase of $70,486 or 9.7% in average earning assets and an increase of $66,317 or 9.9% in average interest bearing liabilities. The yield on earning assets in 2000 of 8.77% was 3 basis points higher than the 8.74% earned in 1999, and the cost of interest bearing liabilities increased 40 basis points to 5.49% in 2000 from 5.09% in 1999. Consequently, Premier's net interest spread decreased from 3.65% in 1999 to 3.28% in 2000 and the net interest margin decreased from 4.04% in 1999 to 3.68% in 2000. The decrease in net interest spread and net interest margin is primarily attributable to the 40 basis point increase in interest bearing liabilities in the rising rate environment experienced in 2000 and the 22 basis point decrease in yield on loans. The reduction in yield on loans can be attributed to the liquidation of the higher yielding subprime real estate portfolio, the increase in the average balance of nonaccrual loans, and the increased level of competition experienced with the growth in the volume of loans.

In 1999, tax equivalent net interest income increased to $29,391 from $20,715 in 1998, an increase of $8,676 or 41.9%. This increase was due to an increase of $188,915 or 35.1% in average earning assets and an increase of $197,897 or 41.7% in average interest bearing liabilities. The yield on earning assets in 1999 of 8.74% was 21 basis points higher than the 8.53% earned in 1998, and the cost of interest bearing liabilities decreased 23 basis points from 5.32% in 1998 to 5.09% in 1999. Premier's net interest spread increased from 3.21% in 1998 to 3.65% in 1999 and the net interest margin increased from 3.85% in 1998 to 4.04% in 1999. The increase in net interest spread and net interest margin is primarily attributable to the placement of funds in higher yielding loans and the overall lowering of the cost of interest bearing liabilities.

The following table presents average balances and interest rates for the three-year period ended December 31, 2000.

              Average Consolidated Balance Sheets and Net Interest
                                    Analysis
                             (Dollars in thousands)
                                                   2000                            1999                              1998
                                                   ----                            ----                              ----
                                      Average               Average    Average               Average    Average              Average
                                      Balance    Interest     Rate     Balance   Interest     Rate      Balance    Interest    Rate

Assets:
  Interest earning assets
  U.S. Treasury and federal agency
    securities                       $ 152,479  $    9,674     6.34%  $ 152,454  $   9,213     6.04%   $ 139,655  $    8,249   5.91%
  States and municipal
    obligations (1)                     24,156       1,885     7.80      23,906      1,920     8.03       19,223       1,556   8.09
  Other securities (1)                   7,215         688     9.54       6,839        577     8.44        5,953         565   9.49
                                     ---------  ----------     ----   ---------  ---------     ----    ---------  ----------   ----
     Total investment securities     $ 183,850  $   12,247     6.66   $ 183,199  $  11,710     6.39    $ 164,831  $   10,370   6.29
  Federal funds sold                    22,714       1,398     6.15      20,909      1,047     5.01       31,667       1,686   5.32
  Interest-bearing deposits with
     banks                               1,052          67     6.37       3,273         19     5.87        2,146         115   5.36

  Loans, net of unearned income
   (3) (4)
    Commercial                         228,760      22,090     9.66     211,948     20,200     9.53      144,557      14,284   9.88
    Real estate mortgage               287,713      26,197     9.11     241,708     23,065     9.54      145,004      14,208   9.80
    Installment                         74,045       7,958    10.75      66,611      7,384    11.09       50,528       5,295  10.48
                                     ---------  ----------    -----   ---------  ---------    -----    ---------  ----------  -----
       Total loans                   $ 590,518  $   56,245     9.52   $ 520,267  $  50,649     9.74    $ 340,089  $   33,787   9.93

Total interest-earning assets        $ 798,134  $   69,957     8.77%  $ 727,648  $  63,598     8.74%   $ 538,733  $   45,958   8.53%
Allowance for loan losses               (7,626)                          (6,084)                          (3,936)
Cash and due from banks                 20,580                           21,794                           17,657
Premises and equipment                  15,143                           14,120                            9,850
Other assets                            42,386                           41,395                           23,280
                                     ---------                        ---------                        ---------
   Total assets                      $ 868,617                        $ 798,873                        $ 585,584

Liabilities:
  Interest bearing deposits:
    NOW and money market             $ 175,166  $    7,272     4.15%  $ 150,165  $   5,475     3.65%   $  93,741  $    3,268   3.49%
    Savings                             63,850       1,929     3.02      63,227      1,961     3.10       51,818       1,525   2.94
    Certificates of deposit and
      other time deposits              394,763      23,302     5.90     368,720     20,372     5.53      251,047      14,666   5.84
                                     ---------  ----------     ----   ---------  ---------     ----    ---------  ----------   ----
         Total interest-bearing
            deposits                 $ 633,779  $   32,503     5.13   $ 582,112  $  27,808     4.78    $ 396,606  $   19,459   4.91
    Other borrowings                    44,382       3,212     7.24      28,977      1,754     6.05       18,271       1,194   6.53
    FHLB advances                       32,071       1,991     6.21      32,826      1,793     5.46       31,141       1,738   5.58
    Debt                                28,750       2,852     9.92      28,750      2,852     9.92       28,750       2,852   9.92
                                     ---------  ----------     ----   ---------  ---------     ----    ---------  ----------   ----
   Total interest-bearing
      liabilities                    $ 738,982  $   40,558     5.49%  $ 672,665  $  34,207     5.09%   $ 474,768  $   25,243   5.32%

   Non-interest bearing demand
     deposits                           72,392                           66,483                           54,043
   Other liabilities                     4,482                            6,005                            3,949
                                     ---------                        ---------                        ---------
        Total liabilities            $ 815,856                        $ 745,153                        $ 532,760

Shareholders' Equity:                   52,761                           53,720                           52,824

Total liabilities and shareholders'  ---------                        ---------                        ---------
   equity                            $ 868,617                        $ 798,873                        $ 585,584

Net interest income (1)                             29,399                          29,391                            20,715

Net interest spread (1)                                        3.28%                           3.65%                           3.21%
Net interest margin (1)                                        3.68%                           4.04%                           3.85%

(1) Taxable - equivalent yields are calculated assuming a 34% federal income tax rate.
(2) Yields are calculated on historical cost except for yields on marketable equity securities that are calculated using fair value.
(3) Includes loan fees, immaterial in amount, in both interest income and the calculation of yield on loans.
(4) Includes loans on nonaccrual status.

The accompanying analysis of changes in net interest income in the following table shows the relationship of the volume and rate portions of these changes in 2000 and 1999.

                           Analysis of Changes in Net
                                 Interest Income
              (Dollars in thousands on a taxable equivalent basis)

                                                      2000 vs. 1999                              1999 vs. 1998
                                          Increase (decrease) due to change in       Increase (decrease) due to change in
                                           Volume         Rate        Net Change      Volume         Rate       Net Change
Interest Income:
Loans                                   $     6,734   $    (1,138)   $     5,596   $    17,554   $      (692)  $    16,862
Investment securities                            42           495            537         1,172           169         1,341
Federal funds sold                               96           255            351          (544)          (95)         (639)
Deposits with banks                            (140)           15           (125)           65            12            77
                                        -----------   -----------    -----------   -----------   -----------   -----------
    Total interest income               $     6,732   $      (373)   $     6,359   $    18,247   $      (606)  $    17,641

Interest Expense:
Deposits -
  NOW and money market                  $       980   $       817    $     1,797   $     2,051   $       156   $     2,207
  Savings                                        19           (51)           (32)          350            86           436
  Certificates of deposit                     1,489         1,441          2,930         6,540          (834)        5,706
  Other borrowings                            1,066           392          1,458           654           (94)          560
  FHLB borrowings                               (42)          240            198            93           (37)           56
  Debt                                            -             -              -             -             -             -
                                        -----------   -----------    -----------   -----------   -----------   -----------
    Total interest expense              $     3,512   $     2,839    $     6,351   $     9,688   $      (723)  $     8,965

       Net interest income              $     3,220   $    (3,212)   $         8   $     8,559   $       117   $     8,676

The change in interest income and expense due to both rate and volume has been allocated to changes in average volume and changes in average rates in proportion to the relationship of the absolute dollar amounts of change in each category.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The company maintains its allowance for loan losses (allowance) at a level that is considered sufficient to absorb potential losses in the loan portfolio. The allowance is increased by the provision for possible loan losses as well as recoveries of previously charged-off loans, and is decreased by loan charge-offs. The provision is the necessary charge to expense to provide for current loan losses and to maintain the allowance at an adequate level commensurate with management's evaluation of the risks inherent in the loan portfolio. Various factors are taken into consideration when the Company determines the amount of the provision and the adequacy of the allowance. Some of the factors include:

* Past due and nonperforming assets;
* Specific internal analyses of loans requiring special attention;
* The current level of regulatory classified and criticized assets and the associated risk factors with each;
* Examinations and reviews by the Company's independent accountants, external and internal loan review personnel; and
* Examinations of the loan portfolio by federal and state regulatory agencies.

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

                         Summary of Loan Loss Experience
                             (Dollars in Thousands)


                                                                               Years Ended December 31,
                                                        -----------------------------------------------------------------------

                                                            2000          1999          1998           1997           1996
                                                            ----          ----          ----           ----           ----

Balance at beginning of year                            $     6,812   $     4,363   $     3,479   $      3,127    $     2,113
Balance of allowance for loan losses of
  acquired subsidiaries at acquisition date                       -         1,310           115              -            812
Amounts charged off:
   Commercial                                                 3,298         1,380           500            532            252
   Real estate mortgage                                         125           381            60            139             68
   Consumer                                                     959           795           629            634            656
                                                        -----------   -----------   -----------   ------------    -----------
     Total loans charged off                            $     4,382   $     2,556   $     1,189   $      1,305    $       976

Recoveries on amounts previously charged off:
   Commercial                                                   257           158            45             48             91
   Real estate mortgage                                           4            12             1              -              4
   Consumer                                                     198           231           170            210            130
                                                        -----------   -----------   -----------   ------------    -----------
     Total recoveries                                           459           401           216            258            225

Net charge-offs                                               3,923         2,155           973          1,047            751
Provision for loan losses                                     4,932         3,294         1,742          1,399            953
                                                        -----------   -----------   -----------   ------------    -----------
Balance at end of year                                  $     7,821   $     6,812   $     4,363   $      3,479    $     3,127

Total loans, net of unearned income:
   Average                                                  590,518       520,267       340,089        285,208        207,006
   At December 31                                           595,576       570,106       395,620        312,102        265,453

As a percentage of average loans:
   Net charge-offs                                              .66%          .41%          .29%          .37%           .36%
   Provision for loan losses                                    .84%          .63%          .51%          .49%           .46%
Allowance as a percentage of year-end net loans                1.31%         1.19%         1.10%         1.11%          1.18%
Allowance as a multiple of net charge-offs                        2             3             4             3               4

The provision for loan losses for 2000 was $4,932 compared to $3,294 in 1999, an increase of $1,638. This increase can be mainly attributed to additional charge-offs, loan growth, and the timely identification of additional problem credits. In 2000, net charge-offs were $3,923 compared to $2,155 in 1999, an increase of $1,768. The increase in 2000 net charge-offs is primarily attributed to the deterioration in the commercial loan portfolio principally within three of the Company's markets. At December 31, 2000, Premier's allowance for loan losses was 1.31% of period-end loans compared to 1.19% at December 31, 1999.

Net charge-offs to average loans were .66% for the year 2000 compared to .41% for the year 1999. At December 31, 2000, Premier's allowance for loan losses totaled  $7,821,  representing  an increase of $1,009 over the amount for
December  31,  1999.   The  allowance  for  loan  losses  was  73%  of
nonperforming loans on December 31, 2000, compared to 98% at December 31, 1999. At year end 2000, nonperforming loans represented 1.80% of total outstanding loans, up from 1.22% on December 31, 1999.

The following table sets forth an allocation for the allowance for loan losses by category of loan and a percentage of loans in that category. In making the allocation, consideration was given to such factors as management's evaluation of risk in each category, current economic conditions and charge-off experience. An allocation for the allowance for loan losses is an estimate of the portion of the allowance that will be used to cover future charge-offs in each major loan category, but it does not preclude any portion of the allowance allocated to one type of loan being used to absorb losses of another loan type.

                 Allocation of the Allowance for Loan Losses and
                         Percent of Loans to Total Loans
                             (Dollars in thousands)


                                                                    At December 31,
                       -----------------------------------------------------------------------------------------------------------
                              2000                  1999                 1998                  1997                 1996
                              ----                  ----                 ----                  ----                 ----
                        Amount       %        Amount       %       Amount       %        Amount       %        Amount       %
                       -------     -----     -------     -----    -------      -----    -------      -----   --------       -----
Commercial             $ 2,535      17.0%    $ 2,123      20.6%   $ 1,695       22.5%   $ 1,226       27.0%  $  1,066        18.5%
Real estate mortgage     3,417      64.8       2,490      61.9      1,728       57.8        732       51.1      1,229        60.7
Consumer                 1,261      18.2         948      17.5        738       19.7        965       21.9        739        20.8
Unallocated                608        --       1,251        --        202         --        556         --         93          --
                       -------     -----     -------     -----    -------      -----    -------      -----   --------       -----
  Total                $ 7,821     100.0%    $ 6,812     100.0%   $ 4,363      100.0%   $ 3,479      100.0%  $  3,127       100.0%


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

Total fees and other income in 2000 increased $243 or 6.5% to $4,002 from $3,759 in 1999. Service charges on deposit accounts increased 13.7% or $270 to $2,235 from $1,965 in 1999. Insurance commissions decreased 21.6% and other income increased 7.7%.

Total fees and other income increased $641 or 20.6% in 1999 to $3,759 from $3,118 in 1998. Service charges on deposit accounts increased 24.0% and all other income increased 15.4%.

Losses on the sale of investment securities in 2000 were $(279), a decrease of $296 from the gains of $17 in investment securities in 1999. Investment securities gains in 1999 were $17 versus $224 in 1998, a decrease of $207.

Premier recognized a gain of $289 during the second quarter of 2000 as the result of the sale of an affiliate's Federal Home Loan Bank advance. This gain was substantially offset by losses on securities of $281, which was also recognized in the second quarter of 2000.

Premier recognized a $1.3 million finder's fee during the second quarter of 1998. Received in cash and without recourse, the fee is the Company's portion of an agreement to assist another financial institution in connection with the acquisition and subsequent resale of several branches of Banc One Corporation located in West Virginia. There was no similar non-recurring fee recognized in 1999 or 2000.

Noninterest expenses increased $3,475 or 15.4% in 2000, from $22,630 in 1999 to $26,105 in 2000, and increased $7,293 or 47.6% in 1999 from $15,337 in 1998.

Salaries and employee benefits, the largest component of noninterest expense, increased 14.2% in 2000 and 53.0% in 1999. The increases include salary increases and reflect increases in the number of full time equivalent employees from 273 at December 31, 1998 to 351 at December 31, 1999 and 361 at December 31, 2000, due to acquisitions and expansion of the Company's business activity. 1999 was the first full year of salaries and employee benefits expense associated with the mid year 1998 purchase of the West Virginia branches. Also contributing to the 1999 increase was the January 20, 1999 acquisition of Mt. Vernon Bancshares. The 2000 increase can be primarily attributed to the addition of three banking locations, the expensing of severance costs and annual salary increases.

Occupancy and equipment expense for 2000 of $3,187 was $302 or 10.5% higher than the $2,885 for 1999. The increase in 1999 was $704, or 32.3%, more than the $2,181 expensed in 1998. The increases in 1999 and 2000 are primarily attributable to the expansion in the number of banking locations from 23 at December 31, 1998 up to 34 at December 31, 2000.

Other noninterest expense, which is the second largest category, increased $1,461 or 28.6% in 2000 and $1,703 or 50.1% in 1999. This increase includes the addition of the purchased West Virginia branches in June 1998 and their respective operating expenses as full service banks. Also included in the 1999 increases are the respective costs assumed with the Mt. Vernon Bancshares purchase. The 2000 increases are primarily attributed to write-downs of other real estate owned of approximately $617 and increased costs associated with heightened levels of risk identification and controls.

Premier incurred no acquisition-related expenses in 2000 or 1999.

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

Amortization of intangibles decreased $54 or 3.3% to $1,571 for 2000 from the 1999 amount of $1,625. The 1999 amount is an increase of $643 from the amount of $982 in 1998. The 1999 increase is primarily attributed to goodwill amortization of intangible cost regarding branch acquisitions along with the purchase of Mt. Vernon Bancshares.

The Company continually seeks to develop fees and other income for services provided while holding operating expenses to the minimum amount required to provide quality service. In 2000, total net noninterest expenses (excluding investment securities gains, gain on FHLB advance sale, finders fee and acquisition expenses) as a percent of average total assets were 2.54%, compared to 2.36% in 1999 and 2.06% in 1998.

The following table is a summary of non-interest income and expense for the three-year period indicated.

                                           Non-Interest Income and Expense
                                               (Dollars in thousands)
                                                                             Increase                                Increase
                                                                            (decrease)                              (decrease)
                                                                             2000 vs.                                1999 vs.
                                                     2000         1999         1999          1999         1998         1998
                                                  -----------------------------------------------------------------------------
Non-Interest Income:
   Service charges on deposit accounts            $   2,235    $   1,965    $       270  $   1,965     $   1,585    $       380
   Insurance income                                     443          565           (122)       565           468             97
   Other                                              1,324        1,229             95      1,229         1,065            164
                                                  ---------    ---------    -----------  ---------     ---------    -----------
      Total fees and other income                 $   4,002    $   3,759    $       243  $   3,759     $   3,118    $       641
   Investment securities gains(losses)                 (279)          17           (296)        17           224           (207)
   Gain on FHLB advance sale                            289            -            289          -             -              -
   Finders Fee                                            -            -              -          -         1,331         (1,331)
                                                  ---------    ---------    -----------  ---------     ---------    -----------
        Total non-interest income                 $   4,012    $   3,776    $       236  $   3,776     $   4,673    $      (897)

Non-Interest Expense:
   Salaries and employee benefits                    13,332       11,679          1,653     11,679         7,634          4,045
   Occupancy and equipment expense                    3,187        2,885            302      2,885         2,181            704
   Professional fees                                    705          547            158        547           452             95
   Taxes, other than payroll, property
      and income                                        749          794            (45)       794           559            235
   Acquisition related expenses                           -            -              -          -           132           (132)
   Amortization of intangibles                        1,571        1,625            (54)     1,625           982            643
   Other expenses                                     6,561        5,100          1,461      5,100         3,397          1,703
                                                  ---------    ---------    -----------  ---------     ---------    -----------
      Total non-interest expenses                 $  26,105    $  22,630    $     3,475  $  22,630     $  15,337    $     7,293

Net non-interest expenses as a percent
   of average assets                                 2.54%        2.36%                     2.36%          1.82%
Net non-interest expenses as a percent
   of average assets (excluding investment
     securities  gains,  finders  fee,  gain  on
     FHLB advance sale, and acquisition related
     expenses)                                       2.54%        2.36%                     2.36%          2.06%

INCOME TAXES

The Company's provision for income taxes was $316 in 2000, which represented 19.1% of pre-tax income versus $1,927 in 1999 or 29.6% and $1,997 or 25.9% of pre-tax income in 1998. The dollar amount of decrease is primarily attributed to the decrease in income before income taxes.

An analysis of the difference between the effective tax rates and the statutory U.S. federal income tax rate is contained in Note 13 to the consolidated financial statements.

                               FINANCIAL CONDITION
Lending Activities

Loans are the Company's primary use of financial resources and represent the largest component of earning assets. The Company's loans are made predominantly within the Banks' market areas and the portfolio is diversified. Credit risk is inherent in each financial institution's loan and investment portfolio. In an effort to minimize credit risk, the Company utilizes a credit administration network, including specific lending authorities for each loan officer, a system of loan committees to review and approve loans, and a loan review and credit quality rating system. This network assists in the evaluation of the quality of new loans and in the identification of problem or potential problem credits and provides information to aid management and the Board of Directors in determining the adequacy of the allowance for possible loan losses. During 2000, the Company and its regulators identified certain deficiencies within its affiliate system and has implemented definitive action plans to address these deficiencies. The improvements made to the credit administration network during 2000 should enhance the scope, breadth, and depth of the Company's credit risk identification processes.

Total loans, net of unearned income, averaged $590,518 in 2000 compared with $520,267 in 1999. At year end 2000, loans net of unearned income totaled
$595,576 compared to $570,106 at December 31, 1999, an increase of $25,470 or 4.5%.

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



                           LOAN PORTFOLIO COMPOSITION
                                Loans Outstanding
                             (Dollars in thousands)

                                                                           December 31
                                  2000     %         1999       %         1998       %        1997      %        1996        %

Commercial, secured by real
  estate                      $149,733   25.1%   $135,078    23.7%    $ 86,010    21.6%    $ 71,818  22.8%    $ 63,179      23.6%
Commercial, other               86,069   14.5      98,543    17.3       73,982    18.6       48,309  15.4       37,609      14.1
Real estate construction        24,774    4.2      26,092     4.6       13,374     3.4        8,352   2.6        4,523       1.7
Real estate mortgage           211,662   35.5     192,088    33.6      131,212    33.0      103,664  33.0       94,844      35.4
Agricultural                    13,817    2.3      17,525     3.1       15,433     3.9       13,232   4.2       11,751       4.4
Consumer                       108,646   18.2     100,075    17.5       73,100    18.4       68,461  21.8       54,160      20.2
Other                            1,246    0.2       1,352     0.2        4,502     1.1          674   0.2        1,493       0.6
                              --------  -----    --------   -----     --------   -----     -------- -----     --------     -----
  Total loans                 $595,947  100.0%   $570,753   100.0%    $397,613   100.0%    $314,510 100.0%    $267,559     100.0%

  Less unearned income            (371)              (647)              (1,993)              (2,408)            (2,106)
                              --------           --------             --------             --------           --------
     Total loans net of
        unearned income       $595,576           $570,106             $395,620             $312,102           $265,453

Commercial loans generally are made to small-to-medium size businesses located within a Bank's defined market area and typically are secured by business assets and guarantees of the principal owners. Collateral for real estate mortgage loans include residential properties and the loans generally do not exceed 80% of the value of the real property securing the loan based on recent independent appraisals. The Company's real estate mortgage loan portfolio primarily consists of adjustable rate residential mortgage loans. The origination of these mortgage loans can be more difficult in a low interest rate environment where there is a significant demand for fixed rate mortgages. A number of the banks do participate in the origination of loans into the secondary market and recognize the referral fees into other income. Consumer loans generally are made to individuals living in a Bank's defined market area who are known to the Bank's staff. Consumer loans are made for terms of up to seven years on a secured or unsecured basis. While consumer loans generally provide the Company with increased interest income, consumer loans may involve a greater risk of default. Loss experience in all categories has been increasing over the past five years, with net charge-offs being .66% of loans in 2000 and .41% in 1999. With respect to consumer loans in particular, net charge-offs for the year ended December 31, 2000 were $761, or .70% of total consumer loans outstanding at December 31, 2000, and $564 in 1999, or .56% of total consumer loans outstanding at December 31, 1999.

The following table sets forth the maturity distribution and interest sensitivity of selected loan categories at December 31, 2000. Maturities are based upon contractual terms. The Company's policy is to specifically review and approve any loan renewed; no loans are automatically rolled over.



                    Loan Maturities and Interest Sensitivity
                                December 31, 2000
                             (Dollars in thousands)


                                                       One Year      One Through        Over           Total
                                                       or Less        Five Years     Five Years        Loans
                                                       --------      -----------     ----------        -----
Commercial, secured by real estate                   $    105,929   $     36,156    $      7,648  $    149,733

Commercial, other                                          65,438         16,354           4,277        86,069

Real estate construction                                   18,107          5,525           1,142        24,774

Agricultural                                               13,817              -               -        13,817
                                                     ------------   ------------    ------------  ------------
    Total                                            $    203,291   $     58,035    $     13,067  $    274,393
                                                     ============   ============    ============  ============

Fixed rate loans                                     $    131,536   $     58,035    $     13,067  $    202,638

Floating rate loans                                        71,755              -               -        71,755
                                                     ------------   ------------    ------------  ------------
    Total                                            $    203,291   $     58,035    $     13,067  $    274,393
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

A summary of the components of nonperforming assets, including several ratios using period-end data, is shown as follows:

                              Nonperforming Assets
                             (Dollars in thousands)

                                                                              December 31
                                           ----------------------------------------------------------------------------------
                                                   2000             1999             1998            1997            1996
                                                   ----             ----             ----            ----            ----
Nonaccrual loans                           $         7,840  $         4,540  $         3,500  $          562 $        768
Accruing loans which are contractually
  past due 90 days or more                           2,196            1,721            1,322             522          594
Restructured loans                                     689              666              105             356            0
                                           ---------------  ---------------  ---------------  -------------- ------------
  Total nonperforming and restructured
     loans                                 $        10,725  $         6,927  $         4,927  $        1,440 $      1,362
Other real estate acquired through
     foreclosures                                    3,116            3,009              961             836          485
                                           ---------------  ---------------  ---------------  -------------- ------------
   Total nonperforming and restructured
     loans and other real estate           $        13,841  $         9,936  $         5,888  $        2,276 $      1,847
Nonperforming and restructured loans
  as a percentage of net loans                       1.80%            1.22%            1.25%            .46%         .51%
Nonperforming and restructured loans
  and other real estate as a percentage
  of total assets                                    1.56%            1.17%             .90%            .49%         .51%

Nonaccrual loans increased from $4,540 at December 31, 1999 to $7,840 at December 31, 2000. Total nonperforming assets increased from $9,936 at December 31, 1999 to $13,841 at December 31, 2000. The percentage of nonperforming loans to total loans increased from 1.22% to 1.80%.

The increase in total nonperforming loans and other real estate owned of $3,905 is largely attributable to the deterioration in loan quality concentrated principally within three of the Company's markets.

Reserves allocated in connection with these assets are believed to be adequate.

The Company continues to follow its long-standing policy of not engaging in international lending and not concentrating lending activity in any one industry.

Although loans may be classified as nonperforming, some continue to pay interest irregularly or at less than original contractual rates. A summary of actual income recognized on nonaccrual and restructured loans versus their full contractual yields for each of the past five years is presented below.

              Interest Income on Non-Accrual and Restructured Loans

                             Year ended December 31
                             (Dollars in thousands)

                                                   2000         1999         1998         1997          1996
                                                   ----         ----         ----         ----          ----
    Contractual interest                            673          272          135           77            73
    Interest recognized                              89            6            6           62             2

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

Securities as a percentage of average interest-earning assets decreased to 23.0% in 2000 versus 25.2% in 1999 and 30.6% in 1998. The 2000 decrease in securities reflects the movement of funds into higher yielding loan balances, primarily in regards to the acquisition of deposits held in the West Virginia branches.

At December 31, 2000 and 1999, the Company had an investment in noncumulative perpetual preferred stock of First Guaranty Bank, Hammond, Louisiana. The market value of this investment approximated its book value, which totaled $2 million at December 31, 2000 and 1999. The dividend rate on the preferred stock is 2% in excess of the prime rate as in effect from time to time.

The following tables present the carrying values and maturity distribution of investment securities.

                                                 Carrying Value of Securities
                                                    (Dollars in thousands)

                                                                                 December 31
                                                               2000                 1999                 1998
                                                               ----                 ----                 ----

U.S. Treasury and Federal agencies:
   Available for sale                                   $         157,245    $         128,101    $         132,106
   Held to maturity                                                 1,233                1,733                3,529
State and municipal obligations:
   Available for sale                                               7,132                7,354                3,831
   Held to maturity                                                16,656               16,876               16,474
Equity securities:
   Available for sale                                               2,798                2,775                2,798
   Held to maturity                                                     0                    0                    0
Other securities:
   Available for sale                                               9,319               13,557               18,405
   Held to maturity                                                    17                   24                   49
Total securities:
   Available for sale                                             176,494              151,787              157,140
   Held to maturity                                                17,906               18,633               20,052
                                                        -----------------    -----------------    -----------------
Total                                                   $         194,400    $         170,420    $         177,192

                                             Maturity Distribution of Securities
                                                      December 31, 2000
                                                    (Dollars in thousands)

                                                           One          Five
                                              Year       Through       Through       Over
                                               Or         Five           Ten         Ten         Other                      Market
                                              Less        Years         Years       Years     Securities       Total        Value
U.S. Treasury and Federal agencies:
    Available for sale                     $  33,991   $  97,349    $   18,178     $  7,727  $      -       $  157,245   $  157,245
    Held to maturity                               -       1,233             -            -         -            1,233        1,230
State and municipal obligations:
    Available for sale                           622       1,113         2,949        2,448         -            7,132        7,132
    Held to maturity                           1,416       5,277         7,046        2,917         -           16,656       17,003
Other securities:
    Available for sale                             -           -             -            -    12,117           12,117       12,117
    Held to maturity                               -           -             -            -        17               17           16
Total securities:
    Available for sale                        34,613      98,462        21,127       10,175    12,117          176,494      176,494
    Held to maturity                           1,416       6,510         7,046        2,917        17           17,906       18,249
                                           ---------   ---------    ----------     --------  --------       ----------   ----------
Total                                      $  36,029   $ 104,972    $   28,173     $ 13,092  $ 12,134       $  194,400   $  194,743
                                           =========   =========    ==========     ========  ========       ==========   ==========
Percent of total                               18.53%      54.00%        14.49%        6.74%     6.24%          100.00%
Weighted average yield*                         6.05%       6.12%         6.51%        6.86%     7.34%            6.29%

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

Total deposits averaged $706,171 in 2000, a 8.9% increase over 1999. Total deposits averaged $648,595 in 1999, an increase of $197,946 or 43.9% over 1998. Noninterest bearing deposits averaged 10.3% of total deposits in 2000, compared to 10.3% in 1999 and 12.0% in 1998.

At December 31, 2000, deposits totaled $728,412, compared to $692,843 at December 31, 1999, an increase of $35,569, or 5.1%.

The table below provides information on the maturities of time deposits of $100,000 or more at December 31, 2000.

                                                  Maturity of Time
                                            Deposits of $100,000 or More
                                                                             December 31, 2000
                                                                              (In thousands)

         Maturing 3 months or less                                           $         20,376
         Maturing over 3 months through 6 months                                       19,740
         Maturing over 6 months through 12 months                                      41,251
         Maturing over 12 months                                                       24,123
                                                                             ----------------
         Total                                                               $        105,490
                                                                             ================

The following table sets forth the average amount of and average rate paid on selected deposit categories during the past three full years.

                                                 Selected Deposit Categories
                                                    (Dollars in Thousands)

                                         2000                          1999                          1998
                                         ----                          ----                          ----
         Category               Amount        Rate (%)        Amount        Rate (%)        Amount        Rate (%)
Demand                       $    72,392            0%     $    66,483            0%     $    54,043            0%
NOW and money
  market accounts                175,166         4.15%         150,165         3.65%          93,741         3.49%
Savings                           63,850         3.02%          63,227         3.10%          51,818         2.94%
Certificates of deposit
  and other time                 394,763         5.90%         368,720         5.53%         251,047         5.84%
                             -----------         ----      -----------         ----      -----------         ----
     Total                   $   706,171         4.60%     $   648,595         4.29%     $   450,649         4.32%


Capital

Stockholders' equity increased $3,703 in 2000 to $55.8 million or 6.3% of total assets at December 31, 2000. This compares to $52.1 million, or 6.1% of total assets at December 31, 1999. The primary reason for the 2000 increase in stockholders' equity was the decrease in unrealized loss on securities of $3,153 from ($4,022) on December 31, 1999, to ($869) on December 31, 2000. This is a component of accumulated other comprehensive income. The increase was supplemented by the retention of net earnings of $550 in 2000. Stockholders' equity decreased $2,272 or 4.2% in 1999 from $54.4 million at December 31, 1998 to $52.1 million for 1999. The primary reason for the 1999 decrease in stockholders' equity was the increase in unrealized loss on securities of $3,722 from ($300) on December 31, 1998, to ($4,022) on December 31, 1999. The decrease was partially offset by the retention of net earnings of $1,450 in 1999. The consolidated statements of changes in stockholders' equity detail the changes in equity for the last three years.

The fair value adjustment of the Company's available for sale securities portfolio, which is recorded as a component of stockholders' equity, may change significantly as market conditions change. At December 31, 2000 and 1999, the adjustment resulted in a reduction of stockholders' equity of $869 and $4,022. Further volatility in stockholders' equity may occur in the future as market conditions change.

The Company's principal source of funds for dividend payments to stockholders is dividends received from the subsidiary Banks. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid without prior approval of regulatory agencies in any calendar year is limited to the current year's net profits, as defined, combined with the retained net profits of the preceding two years, subject to regulatory capital requirements and additional restrictions as more fully described in Note 20 to the consolidated financial statements. During 2001, the Banks could, without prior approval, declare dividends to the Company of approximately $2.3 million plus any 2001 net profits retained to the date of the dividend declaration.

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

                                                 Selected Capital Information
                                                    (Dollars in thousands)
                                                                          December 31
                                                                   2000               1999               Change
                                                                   ----               ----               ------
Stockholders' Equity                                        $         55,830    $         52,127   $          3,703
   Qualifying capital securities of subsidiary
      trust                                                           18,872              18,683                189
   Disallowed amounts of goodwill and other
      intangibles                                                    (22,856)            (24,339)             1,483
   Unrealized loss on securities available
      for sale                                                           785               3,923             (3,138)
                                                            ----------------    ----------------   ----------------
Tier I capital                                              $         52,631    $         50,394   $          2,237



Tier II capital adjustments:
   Qualifying capital securities of subsidiary
      trust                                                            9,878              10,067
   Allowance for loan losses                                           7,298               6,812
                                                            ----------------    ----------------
Total capital                                               $         69,807    $         67,273

Total risk-weighted assets                                  $        583,259    $        566,632
Ratios
Tier I capital to risk-weighted assets                                9.0%                8.9%
Total capital to risk-weighted assets                                12.0%               11.9%
Leverage at year-end                                                  6.1%                6.2%

As a result of the disposition in January 2001 of substantially all the loans, deposits and premises and equipment of the Company's Bank of Mt. Vernon subsidiary, the Company's net gain on the sale and the elimination of approximately $4.1 million of goodwill had the effect of increasing Tier I capital by approximately $4.7 million and increasing the Company's leverage ratio from 6.1% as of December 31, 2000 to approximately 7.5%.

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

The Company's principal source of funds to meet the cash requirements of the holding company is dividends received from its subsidiaries and the cash flows provided by intercompany tax payments. Additional funds have been provided in prior years from the borrowings on the Company's credit facilities. The Company expects the cash flows from its subsidiaries to be sufficient to meet its cash requirements, however the Company has identified certain assets that could be sold to generate additional funds as needed.

Cash, cash equivalents, Federal funds sold, and the securities portfolio provides an important source of liquidity to the subsidiary banks. The total of securities maturing within one year along with cash, due from banks, interest-earning balances with banks maturing within one year, and Federal funds sold totaled $80.7 million as of December 31, 2000. Additionally, securities available-for-sale with maturities greater than one year, equity securities, and interest-earning balances with banks with maturities greater than one year, totaled $142.3 million at December 31, 2000. These securities represent a secondary source available to meet liquidity needs on a continuing basis.

To maintain a desired level of liquidity, the Banks have several sources of funds available. One is the cash flow generated daily from the Banks' various loan portfolios in the form of principal and interest payments. Another source is its deposit base. The Company maintains a relatively stable base of customer deposits which has historically exhibited steady growth. This growth, when combined with other sources, is expected to be adequate to meet its demand for funds. Due to the nature of the markets served by the Company's subsidiary banks, management believes that the majority of certificates of deposit of $100,000 or more are no more volatile than its core deposits. Certificates of deposits and other time deposits of $100,000 or more represented approximately 14.5% and 14.3% of total deposits at December 31, 2000 and 1999. A number of techniques are used to measure the liquidity position, including the utilization of ratios that are presented below. These ratios are calculated based on annual averages for each year.


                                Liquidity Ratios

                                                                          2000            1999            1998
                                                                          ----            ----            ----
         Total loans/total deposits...............................        83.6%           80.2%           75.5%
         Total loans/total deposits less float....................        84.8%           81.0%           76.3%

This analysis shows that the Company's loan to deposit ratio has increased in both 1999 and 2000. The increases are primarily the result of funds moving from lower yielding assets into higher yielding loans, principally in the West Virginia markets.

Information regarding short-term borrowings for the past three years is presented below.

                              Short-Term Borrowings
                             (Dollars in thousands)


                                                                             2000            1999           1998
                                                                             ----            ----           ----
Repurchase Agreements:

   Balance at year end                                                   $    20,553    $    21,282     $     7,772

   Weighted average rate at year end                                            6.67%          5.80%           4.47%

   Average balance during the year                                       $    23,580    $     8,640     $    20,167

   Weighted average rate during the year                                        6.40%          5.14%           4.58%

   Maximum month-end balance                                             $    28,009    $    21,282     $    82,755

Other short-term borrowings:

   Balance at year end                                                   $    19,825    $    11,225     $    18,225

   Weighted average rate at year end                                            6.62%          5.93%           5.74%

   Average balance during the year                                       $    17,418    $    12,184     $    14,867

   Weighted average rate during the year                                        6.58%          5.61%           5.83%

   Maximum month-end balance                                             $    24,493    $    15,788     $    19,800

Total short-term borrowings:

   Balance at year end                                                   $    38,878    $    32,507     $    25,997

   Weighted average rate at year end                                            6.65%          5.84%           5.36%

   Average balance during the year                                       $    40,998    $    20,824     $    35,034

   Weighted average rate during the year                                        6.48%          5.41%           5.12%

   Maximum month-end balance                                             $    52,502    $    32,507     $    92,719

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

As shown by the interest rate sensitivity analysis as of December 31, 2000, the cumulative amount of the Company's interest earning assets repricing during the first year is lower than the total amount of its interest bearing liabilities repricing during this period. This position, which is normally termed a negative interest sensitivity gap, generally allows for enhanced net interest income during periods of falling interest rates. This negative gap is within the Company's internal policy guidelines and is not expected to impact significantly the Company's net interest income during a period of rising interest rates.

The following table provides an analysis of the Company's interest rate sensitivity at December 31, 2000.

                       Interest Rate Sensitivity Analysis
                             (Dollars in Thousands)

                                                 0 - 90      91 days -        1 - 5         Over 5
                                                  Days         1 Year         Years          Years          Total
Assets
   Loans, net of unearned income              $    237,787  $   170,900   $    133,155   $    53,734    $    595,576
   Investment securities                            15,737       20,292        104,972        57,875         198,876
   Interest-earning balances                           288            -            292           157             737
   Federal funds sold                               21,087            -              -             -          21,087
                                              ------------  -----------   ------------   -----------    ------------
       Total earning assets                   $    274,899  $   191,192   $    238,419   $   111,766    $    816,276

Sources of Funds
   NOW, money market and
       savings                                $     83,387  $    55,592   $     92,652   $    28,048    $    259,679
   Time deposits                                    77,267      208,011        109,017             -         394,295
   Borrowings                                       46,060       16,523          8,657             -          71,240
                                              ------------  -----------   ------------   -----------    ------------
     Total interest bearing liabilities       $    206,714  $   280,126   $    210,326   $    28,048    $    725,214

Interest Sensitivity Gap
   For the period                             $     68,185  $   (88,934)  $     28,093   $    83,718    $     91,062
   Cumulative                                       68,185      (20,749)         7,344        91,062               -
   Cumulative as a percent of
     earning assets                                 8.35%       (2.54)%          .90%         11.16%


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

The Company's Board of Directors is responsible for reviewing the interest rate sensitivity of the Company and establishing policies to monitor and limit exposure to interest rate risk. Interest rate risk is monitored through the use of an earnings simulation model prepared by an independent third party to analyze net interest income sensitivity.

The earnings simulation model forecasts the effect of instantaneous movements in interest rates of both 100 and 200 basis points. The most recent earnings simulation model projects net interest income would increase by approximately 1.4% of stable rate net interest income if rates rise by 100 basis points over the next year. It projects a decrease of 3.8% if the rates fall by 100 basis points. Management believes this reflects a slight asset sensitive rate risk position for the less than 90 day time frame. For the one-year horizon the rate risk position evolves into one with a slight liability sensitivity.

Within the same time frame, but assuming a 200 basis point movement in rates, the model forecasts that net interest income would rise above that earned in a stable rate environment by 1.7% in a rising rate scenario and decrease by 8.6% in a falling rate scenario. Under both the 100 and 200 basis point forecast, the percentage changes in net interest income are within ALCO guidelines.

This simulation model includes assumptions about how the balance sheet is likely to evolve through time. Loan prepayments are developed from industry median estimates for prepayment speeds. Noncontractual deposit pricing and sensitivity are assumed to follow historical patterns.

The Economic Value at Risk (EVR) of the balance sheet, at a point in time, is defined as the discounted present value of asset cash flows minus the discounted value of liability cash flows. The resulting percentage change in EVR is an indication of the longer term repricing risk imbedded in the balance sheet. At December 31, 2000, a 200 basis point increase in rates is estimated to decrease EVR by 14.2%. Additionally, EVR is projected to decrease by 10.0% if rates fall by 200 basis points. The calculations of present value have certain shortcomings. The discount rates utilized are based on estimated market interest rate levels for similar loans and securities nationwide. The unique characteristics of Premier's loans and securities may not necessarily parallel those assumed in this calculation, and therefore, would likely result in different discount rates, prepayment experiences and present values. The discount rates utilized for deposits and borrowings are based upon available alternative types and sources of funds which are not necessarily indicative of the present value of deposits and FHLB advances since such deposits and advances are unique to, and have certain price and customer relationship advantages for, depository institutions. A higher or lower interest rate environment will most likely result in different investment and borrowing strategies by Premier designed to further mitigate the effect on the value of, and the net earnings generated from, the Company's net assets from any change in interest rates.

Summary information about the simulation model's interest rate risk measures is presented below:

                                                 Year-End      Year-End       ALCO
                                                   2000          1999      Guidelines
                                                 --------      --------    ----------
Projected 1-Year Net Interest Income
   -100 bp change vs. Base Rate                    -3.8%        -3.2%        +/-10%
   +100 bp change vs. Base Rate                     1.4%         3.0%        +/-10%
Projected 1-Year Net Interest Income
   -200 bp change vs. Base Rate                    -8.6%        -9.3%        +/-10%
   +200 bp change vs. Base Rate                     1.7%         5.3%        +/-10%
Economic Value Change
   -200 bp Change vs. Base Rate                   -10.0%       -16.2%        +/-20%
   +200 bp Change vs. Base Rate                   -14.2%          .5%        +/-20%


Interest Rate Risk Management

Premier's strategy of investing primarily in loans and securities permits it to limit its exposure to interest rate risk, together with credit risk, while at the same time achieving a positive interest rate spread from the difference between the income earned on interest earning assets and the cost of interest bearing liabilities. Managing this exposure involves significant assumptions about the relationship of various interest rate indices of certain financial instruments. Prepayments on loans and mortgage-backed securities generally increase when long-term interest rates fall or are at historically low levels relative to short-term interest rates making fixed rate loans more desirable. Other investment securities, other than those with early call provisions, generally do not have significant imbedded options and repay pursuant to specific terms until maturity. While savings and checking deposits generally may be withdrawn upon the customer's request without prior notice, a continuing relationship with customers resulting in future deposits and withdrawals is generally predictable resulting in a dependable and uninterruptible source of funds. Time deposits generally have early withdrawal penalties, which discourage customer withdrawal, while term Federal Home Loan Bank advances have prepayment penalties, which discourage prepayment prior to maturity.

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

Management expects interest rates to be biased toward decreasing further during 2001 and believes that the current modest level of liability sensitivity is appropriate when taken in conjunction with the unlikely event of a significant rate increase. Premier's interest sensitivity profile changed from 1999 to 2000 as a result of the increase in shorter-term liability instruments.

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

Item 8.  Financial Statements and Supplementary Data

         The Company's Financial Statements and related Independent Auditors' Report are presented in the following pages. The financial statements filed in this Item 8 are as follows:

     Independent Auditors' Report

     Financial Statements:
         Consolidated Balance Sheets - December 31, 2000 and 1999
         Consolidated Statements of Income - Years Ended December 31, 2000, 1999
                  and 1998
         Consolidated  Statements of Comprehensive Income - Years Ended December
                  31, 2000, 1999 and 1998
         Consolidated  Statements of Changes in Stockholders' Equity - Years
                  ended December 31, 2000, 1999 and 1998
         Consolidated Statements of Cash Flows - Years ended December 31, 2000,
                  1999 and 1998
         Notes to Consolidated Financial Statements

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

         There have been no changes in or disagreements with accountants on accounting or financial disclosure matters.

                         PREMIER FINANCIAL BANCORP, INC.


                        CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

                         PREMIER FINANCIAL BANCORP, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998





                                    CONTENTS




REPORT OF INDEPENDENT AUDITORS.......................................    1

FINANCIAL STATEMENTS
   Consolidated Balance Sheets.......................................    2
   Consolidated Statements of Income.................................    3
   Consolidated Statements of Comprehensive Income...................    4
   Consolidated Statements of Changes in Stockholders' Equity........    5
   Consolidated Statements of Cash Flows.............................    6 - 7
   Notes to Consolidated Financial Statements........................    8 - 31

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors
Premier Financial Bancorp, Inc.
Georgetown, Kentucky



We have audited the accompanying consolidated balance sheets of Premier Financial Bancorp, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of income and comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Premier Financial Bancorp, Inc. as of December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with generally accepted accounting principles.





                          Crowe, Chizek and Company LLP

Lexington, Kentucky
March 14, 2001

                         PREMIER FINANCIAL BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2000 and 1999

--------------------------------------------------------------------------------

                                                                                    2000                   1999
                                                                                    ----                   ----
                                                                                           (In Thousands)
ASSETS
Cash and due from banks                                                           $     23,339         $     28,227
Interest-earning balances with banks                                                       737                1,634
Federal funds sold                                                                      21,087               25,197
Investment securities
   Available for sale                                                                  176,494              151,787
   Held to maturity                                                                     17,906               18,633
Loans                                                                                  595,947              570,753
   Unearned income                                                                        (371)                (647)
   Allowance for loan losses                                                            (7,821)              (6,812)
                                                                                  ------------         ------------
     Net loans                                                                         587,755              563,294
Federal Home Loan Bank and Federal Reserve Bank stock                                    4,476                4,123
Premises and equipment, net                                                             15,474               14,935
Real estate and other property acquired through foreclosure                              3,116                3,019
Interest receivable                                                                     10,144                9,814
Goodwill and other intangibles                                                          22,856               24,339
Other assets                                                                             6,548                7,466
                                                                                  ------------         ------------
Total assets                                                                      $    889,932         $    852,468
                                                                                  ============         ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
   Non-interest bearing                                                           $     74,438         $     68,490
   Time deposits, $100,000 and over                                                    105,490               99,292
   Other interest bearing                                                              548,484              525,061
                                                                                  ------------         ------------
     Total deposits                                                                    728,412              692,843
Securities sold under agreements to repurchase                                          20,553               21,282
Federal Home Loan Bank advances                                                         30,687               32,647
Other borrowed funds                                                                    20,000               20,000
Interest payable                                                                         3,901                3,265
Other liabilities                                                                        1,799                1,554
                                                                                  ------------         ------------
   Total liabilities                                                                   805,352              771,591

Guaranteed preferred beneficial interests in Company's debentures                       28,750               28,750

Stockholders' equity
   Preferred stock, no par value; 1,000,000 shares
     authorized; none issued or outstanding                                                  -                    -
   Common stock, no par value; 10,000,000 shares authorized;
     5,232,230 shares issued and outstanding                                             1,103                1,103
   Surplus                                                                              43,445               43,445
   Retained earnings                                                                    12,151               11,601
   Accumulated other comprehensive income                                                 (869)              (4,022)
                                                                                  ------------         ------------
     Total stockholders' equity                                                         55,830               52,127
                                                                                  ------------         ------------
Total liabilities and stockholders' equity                                        $    889,932         $    852,468
                                                                                  ============         ============

--------------------------------------------------------------------------------
                             See accompanying notes.

                         PREMIER FINANCIAL BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                             Years Ended December 31

--------------------------------------------------------------------------------

                                                                    2000               1999                1998
                                                                    ----               ----                ----
                                                                                  (In Thousands)
Interest income
   Loans, including fees                                        $    56,245         $    50,649         $    33,787
   Investment securities -
     Taxable                                                         10,120               9,575               8,582
     Tax-exempt                                                       1,404               1,409               1,180
   Federal funds sold                                                 1,398               1,047               1,686
   Other interest income                                                 67                 192                 115
                                                                -----------         -----------         -----------
     Total interest income                                           69,234              62,872              45,350

Interest expense
   Deposits                                                          32,503              27,808              19,459
   Other borrowings                                                   5,203               3,547               2,932
   Debt                                                               2,852               2,852               2,852
                                                                -----------         -----------         -----------
     Total interest expense                                          40,558              34,207              25,243

Net interest income                                                  28,676              28,665              20,107
Provision for loan losses                                             4,932               3,294               1,742
                                                                -----------         -----------         -----------
Net interest income after provision for loan losses                  23,744              25,371              18,365

Non-interest income
   Service charges                                                    2,235               1,965               1,585
   Insurance commissions                                                443                 565                 468
   Investment securities gains (losses)                                (279)                 17                 224
   Other income                                                       1,613               1,229               2,396
                                                                -----------         -----------         -----------
                                                                      4,012               3,776               4,673

Non-interest expenses
   Salaries and employee benefits                                    13,332              11,679               7,634
   Occupancy and equipment expenses                                   3,187               2,885               2,181
   Professional fees                                                    705                 547                 452
   Taxes, other than payroll, property and income                       749                 794                 559
   Acquisition related expenses                                           -                   -                 132
   Amortization of intangibles                                        1,571               1,625                 982
   Other expenses                                                     6,561               5,100               3,397
                                                                -----------         -----------         -----------
                                                                     26,105              22,630              15,337

Income before income taxes                                            1,651               6,517               7,701
Provision for income taxes                                              316               1,927               1,997
                                                                -----------         -----------         -----------
Net income                                                      $     1,335         $     4,590         $     5,704
                                                                ===========         ===========         ===========
Weighted average common shares outstanding:
   Basic                                                              5,232               5,232               5,232
   Diluted                                                            5,232               5,232               5,247

Earnings per share:
   Basic                                                        $       .26         $       .88         $      1.09
   Diluted                                                              .26                 .88                1.09


--------------------------------------------------------------------------------
                             See accompanying notes.
                                                                            3.

                       PREMIER FINANCIAL BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             Years Ended December 31

--------------------------------------------------------------------------------

                                                                    2000               1999                1998
                                                                    ----               ----                ----
                                                                                  (In Thousands)

Net Income                                                      $     1,335         $     4,590         $     5,704
Other comprehensive income (loss), net of tax:
   Unrealized gains and (losses) arising during
     the period                                                       2,969              (3,711)                (95)
   Reclassification of realized amount                                  184                 (11)               (149)
     Net change in unrealized gain (loss) on                    -----------         -----------         -----------
       securities                                                     3,153              (3,722)               (244)
                                                                -----------         -----------         -----------
Comprehensive income                                            $     4,488         $       868         $     5,460
                                                                ===========         ===========         ===========

--------------------------------------------------------------------------------
                             See accompanying notes.
                                                                            4.

                        PREMIER FINANCIAL BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  Years Ended December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------

                                                                                         Accumulated
                                                                                             Other
                                              Common                      Retained       Comprehensive
                                               Stock        Surplus       Earnings          Income          Total
                                                              (In Thousands, Except Per Share Data)

Balances, January 1, 1998                   $    985      $  38,795      $  12,283       $      (56)     $   52,007

Net change in unrealized losses on
  securities available for sale                    -              -              -             (244)           (244)

Net income                                         -              -          5,704                -           5,704

Dividends paid - $.60 per share                    -              -         (3,068)               -          (3,068)

Stock dividend                                   118          4,650         (4,768)               -               -
                                            --------      ---------      ---------       ----------      ----------
Balances, December 31, 1998                 $  1,103      $  43,445      $  10,151       $     (300)     $   54,399

Net change in unrealized losses on
  securities available for sale                    -              -              -           (3,722)         (3,722)

Net income                                         -              -          4,590                -           4,590

Dividends paid - $.60 per share                    -              -         (3,140)               -          (3,140)
                                            --------      ---------      ---------       ----------      ----------
Balances, December 31, 1999                 $  1,103      $  43,445      $  11,601       $   (4,022)     $   52,127

Net change in unrealized losses on
  securities available for sale                    -              -              -            3,153           3,153

Net income                                         -              -          1,335                -           1,335

Dividends paid - $.15 per share                    -              -           (785)               -            (785)
                                            --------      ---------      ---------       ----------      ----------
Balances, December 31, 2000                 $  1,103      $  43,445      $  12,151       $     (869)     $   55,830
                                            ========      =========      =========       ==========      ==========

--------------------------------------------------------------------------------
                             See accompanying notes.
                                                                            5.

                         PREMIER FINANCIAL BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             Years Ended December 31

--------------------------------------------------------------------------------

                                                                      2000              1999            1998
                                                                      ----              ----            ----
                                                                                   (In Thousands)
Cash flows from operating activities
   Net income                                                      $  1,335      $    4,590     $      5,704
   Adjustments to reconcile net income to
     net cash from operating activities
       Depreciation                                                   1,436           1,214              872
       Provision for loan losses                                      4,932           3,294            1,742
       Amortization, net                                              1,228           1,750              591
       FHLB stock dividends                                            (311)           (254)            (227)
       Write-downs of other real estate owned                           617               1                -
       Investment securities gains(losses), net                         279             (17)            (224)
       Changes in
         Interest receivable                                           (330)           (409)          (2,566)
         Other assets                                                  (705)           (312)            (161)
         Interest payable                                               636             256              578
         Other liabilities                                              245             127             (531)
                                                                   --------      ----------      -----------
           Net cash from operating activities                         9,362          10,240            5,778

Cash flows from investing activities
   Purchases of securities available for sale                       (61,664)        (82,373)        (640,535)
   Proceeds from sales of securities available for sale              19,727          40,082          222,750
   Proceeds from maturities and calls of securities
     available for sale                                              21,985          52,865          313,671
   Purchases of securities held to maturity                          (1,571)         (2,055)          (4,978)
   Proceeds from maturities and calls of securities
     held to maturity                                                 2,296           3,472            5,276
   Purchases of FHLB stock                                              (42)            (61)            (155)
   Net change in interest-earning balances with banks                   897          (1,634)               -
   Net change in federal funds sold                                   4,110           6,933           21,840
   Net change in loans                                              (30,692)        (82,882)         (75,665)
   Purchases of premises and equipment, net                          (1,975)         (2,396)          (2,129)
   Proceeds from sale of other real estate acquired
     through foreclosure                                                584             943              399
   Net cash received (paid) related to acquisitions                       -          (8,579)         123,971
                                                                   --------      ----------      -----------
     Net cash from investing activities                             (46,345)        (75,685)         (35,555)

Cash flows from financing activities
   Net change in deposits                                            35,569          50,983           14,137
   Advances from Federal Home Loan Bank                              62,783          16,345           27,225
   Repayment of Federal Home Loan Bank advances                     (64,743)        (15,596)         (10,590)
   Proceeds from other borrowed funds                                     -          12,000            8,000
   Net change in securities sold under agreements to
      repurchase                                                       (729)         12,909            1,193
   Dividends paid                                                      (785)         (3,140)          (3,068)
                                                                   --------      ----------      -----------
     Net cash from financing activities                              32,095          73,501           36,897
                                                                   --------      ----------      -----------

--------------------------------------------------------------------------------
                                   (Continued)
                                                                            6.

                         PREMIER FINANCIAL BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             Years Ended December 31

--------------------------------------------------------------------------------

                                                                           2000             1999             1998
                                                                           ----             ----             ----
                                                                                       (In Thousands)
Net change in cash and cash equivalents                                     (4,888)          8,056            7,120

Cash and cash equivalents at beginning
   of year                                                                  28,227          20,171           13,051
                                                                      ------------     -----------      -----------
Cash and cash equivalents at end of year                              $     23,339     $    28,227      $    20,171
                                                                      ============     ===========      ===========
Supplemental disclosures of cash flow information:
     Cash paid during the year for -
       Interest                                                       $     39,922     $    33,951      $    24,665
       Income taxes                                                          1,115           2,050            2,550

     Loans transferred to real estate acquired
       through foreclosure                                            $      1,298     $     2,943      $       555

--------------------------------------------------------------------------------
                             See accompanying notes.
                                                                            7.

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------

NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of Premier Financial Bancorp, Inc. (the Company) and its wholly-owned subsidiaries:

                                                                                               December 31, 2000
                                                                                 Year                         Net
                                                                               Acquired       Assets        Income
                                                                               --------       ------        ------
                                                                                                 (In Thousands)
Citizens Deposit Bank & Trust               Vanceburg, Kentucky                 1991         $  115,152    $    448
Bank of Germantown                          Germantown, Kentucky                1992             28,934        (463)
Citizens Bank (Kentucky), Inc.              Georgetown, Kentucky                1995            110,162       1,120
Farmers Deposit Bank                        Eminence, Kentucky                  1996            144,729       1,748
The Sabina Bank                             Sabina, Ohio                        1997             58,934         357
Ohio River Bank                             Ironton, Ohio                       1998             69,027         414
The Bank of Philippi, Inc.                  Philippi, West Virginia             1998             77,614         231
Boone County Bank, Inc.                     Madison, West Virginia              1998            150,733         969
The Bank of Mt. Vernon                      Richmond, Kentucky                  1999            132,159         724

The Company also has a data processing subsidiary, Premier Data Services, Inc., and PFBI Capital Trust subsidiary as discussed in Note 12. All intercompany transactions and balances have been eliminated.

On October 20, 2000, the Company merged two of its wholly-owned subsidiaries, Georgetown Bank and Trust Company, Georgetown, Kentucky, and Citizens Bank, Sharpsburg, Kentucky, to form Citizens Bank (Kentucky), Inc.

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

--------------------------------------------------------------------------------
                                  (Continued)
                                                                            8.

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------

NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Cash Flows: For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and interest-earning balances with banks with an original maturity less than ninety days. Net cash flows are reported for loans, federal funds sold, deposits, and other borrowing transactions.

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

--------------------------------------------------------------------------------
                                  (Continued)
                                                                            9.

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------

NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Repurchase  Agreements:   Substantially  all  repurchase  agreement  liabilities
represent amounts advanced by various customers. Securities are pledged to cover these liabilities, which are not covered by federal deposit insurance.

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

--------------------------------------------------------------------------------
                                  (Continued)
                                                                           10.

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------

NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes: The Company uses the liability method for computing deferred income taxes. Under the liability method, deferred income taxes are based on the change during the year in the deferred tax liability or asset established for the expected future tax consequences of differences in the financial reporting and tax bases of assets and liabilities. The differences relate principally to premises and equipment, unrealized gains and losses on investment securities available for sale, FHLB stock, and the allowance for loan losses.

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

New Accounting Pronouncements: Beginning January 1, 2001, a new accounting standard required all derivatives to be recorded at fair value. Unless designated as hedges, changes in these fair values will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. Implementation of this standard did not have a material effect on the consolidated financial statements.

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

On January 26, 2001, the Company disposed of all the deposits (approximately $110 million), the majority of loans (approximately $92 million) and the premises and equipment (approximately $1.6 million) of the Bank of Mt. Vernon under the terms of a Purchase and Assumption Agreement. The final settlement
--------------------------------------------------------------------------------
                                  (Continued)
                                                                           11.

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------

NOTE  2 - BUSINESS COMBINATIONS (Continued)

is pending due to certain recourse provisions available to the purchaser. As a result of this transaction, the banking charter of the Bank of Mt. Vernon has been relinquished and the Company has agreed to not compete in the markets previously served by the Bank of Mt. Vernon.

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

NOTE  3 - REGULATORY MATTERS

On September 29, 2000, the Company entered into an agreement with the Federal Reserve Bank (FRB) that prohibits the Company from paying dividends or incurring any additional debt without the prior written approval of the FRB. Additionally, the agreement requires the Company to develop and monitor compliance with certain operational policies designed to strengthen Board of Director oversight including credit administration, liquidity, internal audit and loan review.

Three of the Company's subsidiaries, Citizens Deposit Bank & Trust, Bank of Germantown and Bank of Mt. Vernon, have entered into similar agreements with their respective primary regulators which, among other things, prohibit the payment of dividends without prior written approval and requires significant changes in their credit administration policies.

These agreements, which require periodic reporting, will remain in force until the regulators are satisfied that the Company and the banks have fully complied with the terms of the agreement.

--------------------------------------------------------------------------------
                                  (Continued)
                                                                           12.

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------

NOTE 4 - RESTRICTIONS ON CASH AND DUE FROM BANKS

Included in cash and due from banks are certain non-interest bearing deposits that are held at the Federal Reserve or maintained in vault cash in accordance with average balance requirements specified by the Federal Reserve Board of Governors. The balance requirement at December 31, 2000 and 1999 was $3.6 million and $2.2 million.

NOTE  5 - INVESTMENT SECURITIES

Amortized cost and fair value of investment securities, by category, at December 31, 2000 are as follows:

                                                   Amortized         Unrealized        Unrealized          Fair
                                                     Cost               Gains            Losses            Value
                                                   ---------         ----------        ----------          -----
                                                                           (In Thousands)
Available for sale
   U. S. Treasury securities                     $     3,345         $     13         $      (1)        $     3,357
   U. S. agency securities                           155,045              232            (1,389)            153,888
   Obligations of states and political
     subdivisions                                      7,016              117                (1)              7,132
   Mortgage-backed securities                          9,478                -              (159)              9,319
   Preferred stock                                     2,000                -                 -               2,000
   Other securities                                      925                -              (127)                798
                                                 -----------         --------         ---------         -----------
     Total available for sale                    $   177,809         $    362         $  (1,677)        $   176,494
                                                 ===========         ========         =========         ===========
Held to maturity
   U. S. agency securities                       $     1,233         $      4         $      (7)        $     1,230
   Obligations of states and political
     subdivisions                                     16,656              378               (31)             17,003
   Mortgage-backed securities                             17                -                (1)                 16
                                                 -----------         --------         ---------         -----------
     Total held to maturity                      $    17,906         $    382         $     (39)        $    18,249
                                                 ===========         ========         =========         ===========

--------------------------------------------------------------------------------
                                  (Continued)
                                                                           13.

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------

NOTE  5 - INVESTMENT SECURITIES (Continued)

Amortized cost and fair value of investment securities, by category, at December 31, 1999 are as follows:

                                                   Amortized         Unrealized        Unrealized          Fair
                                                     Cost               Gains            Losses            Value
                                                   ---------         ----------        ----------          -----
                                                                           (In Thousands)
Available for sale
   U. S. Treasury securities                     $     2,900         $      -         $      (6)        $     2,894
   U. S. agency securities                           130,254                -            (5,047)            125,207
   Obligations of states and political
     subdivisions                                      7,468                -              (114)              7,354
   Mortgage-backed securities                         14,333                -              (776)             13,557
   Preferred stock                                     2,000                -                 -               2,000
   Other securities                                      925                -              (150)                775
                                                 -----------         --------         ---------         -----------
     Total available for sale                    $   157,880         $      -         $  (6,093)        $   151,787
                                                 ===========         ========         =========         ===========
Held to maturity
   U. S. Treasury securities                     $       500         $      -         $      (1)        $       499
   U. S. agency securities                             1,233                -               (29)              1,204
   Obligations of states and political
     subdivisions                                     16,876              132              (150)             16,858
   Mortgage-backed securities                             24                -                 -                  24
                                                 -----------         --------         ---------         -----------
     Total held to maturity                      $    18,633         $    132         $    (180)        $    18,585
                                                 ===========         ========         =========         ===========


The amortized cost and fair value of investment securities at December 31, 2000, by category and contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                      Amortized             Fair
                                                                                        Cost                Value
                                                                                      ---------             -----
                                                                                             (In Thousands)
Available for sale
   Due in one year or less                                                        $    34,609           $    34,613
   Due after one year through five years                                               98,938                98,462
   Due after five years through ten years                                              21,426                21,127
   Due after ten years                                                                 10,433                10,175
   Mortgage-backed securities                                                           9,478                 9,319
   Preferred stock                                                                      2,000                 2,000
   Other securities                                                                       925                   798
                                                                                  -----------           -----------
     Total available for sale                                                     $   177,809           $   176,494
                                                                                  ===========           ===========

--------------------------------------------------------------------------------
                                  (Continued)
                                                                           14.

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------

NOTE  5 - INVESTMENT SECURITIES (Continued)

                                                                                      Amortized             Fair
                                                                                        Cost                Value
                                                                                      ---------             -----
                                                                                             (In Thousands)
Held to maturity
   Due in one year or less                                                        $     1,416           $     1,420
   Due after one year through five years                                                6,510                 6,603
   Due after five years through ten years                                               7,046                 7,202
   Due after ten years                                                                  2,917                 3,008
   Mortgage-backed securities                                                              17                    16
                                                                                  -----------           -----------
     Total held to maturity                                                       $    17,906           $    18,249
                                                                                  ===========           ===========

Proceeds from sales of investment securities during 2000, 1999 and 1998 were $19.7 million, $40.1 million and $222.7 million. Gross gains of $7,000, $44,000 and $232,000, and gross losses of $286,000, $27,000 and $8,000 were realized on those sales.

Investment securities with an approximate carrying value of $134.1 million and $76.3 million at December 31, 2000 and 1999 were pledged to secure public deposits, trust funds, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

NOTE  6 - LOANS

Major classifications of loans are summarized as follows:

                                                    December 31
                                              2000               1999
                                              ----               ----
                                                   (In Thousands)
Commercial, secured by real estate       $    149,733       $    135,078
Commercial, other                              86,069             98,543
Real estate construction                       24,774             26,092
Residential real estate                       211,662            192,088
Agricultural                                   13,817             17,525
Consumer and home equity                      108,646            100,075
Other                                           1,246              1,352
                                         ------------       ------------
                                         $    595,947       $    570,753
                                         ============       ============

Certain directors and executive officers of the Banks and companies, in which they have beneficial ownership, were loan customers of the Banks during 2000 and 1999. Such loans were made in the ordinary course of business at the Banks' normal credit terms and interest rates.

--------------------------------------------------------------------------------
                                  (Continued)
                                                                            15.

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------

NOTE  6 - LOANS (Continued)

An analysis of the 2000 activity with respect to all director and executive officer loans is as follows:

                                                                  (In Thousands)
Balance, December 31, 1999                                        $       12,276
Additions, including loans now meeting disclosure
   requirements                                                            2,221
Amounts collected, including loans no longer meeting
   disclosure requirements                                                (2,678)
                                                                  --------------
Balance, December 31, 2000                                        $       11,819
                                                                  ==============

Changes in the allowance for loan losses are as follows:

                                                                         2000              1999             1998
                                                                         ----              ----             ----
                                                                                      (In Thousands)
Balance, beginning of year                                             $   6,812        $   4,363         $   3,479
Allowance related to acquired subsidiaries                                     -            1,310               115
Loans charged off                                                         (4,382)          (2,556)           (1,189)
Recoveries                                                                   459              401               216
Provision for loan losses                                                  4,932            3,294             1,742
                                                                       ---------        ---------         ---------
Balance, end of year                                                   $   7,821        $   6,812         $   4,363
                                                                       =========        =========         =========

Information about impaired loans is presented below. There were no impaired loans for the periods presented without an allowance allocation.

                                                                         2000              1999             1998
                                                                                      (In Thousands)
Impaired loans at year end                                             $   4,661        $   2,717         $   2,562
Amount of the allowance for loan losses allocated                            742              543               659
Average of impaired loans during the year                                  3,993            3,810               905
Interest income recognized during impairment                                  55                -                 -
Cash-basis interest income recognized                                         34                6                 6

--------------------------------------------------------------------------------
                                  (Continued)
                                                                           16.

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------

NOTE  6 - LOANS (Continued)

                                                                         2000              1999             1998
                                                                         ----              ----             ----
                                                                                      (In Thousands)
Nonperforming loans at year end were as follows:
  Loans past due over 90 days still on accrual                         $   2,196        $   1,721         $   1,322
  Nonaccrual loans                                                         7,840            4,540             3,500

Nonperforming loans include impaired loans and smaller balance homogeneous loans, such as residential mortgage and consumer loans, that are collectively evaluated for impairment.

NOTE  7 - PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

                                                   ---------December 31--------
                                                       2000             1999
                                                       ----             ----
                                                          (In Thousands)
Land                                               $    2,257        $    2,252
Buildings and leasehold improvements                   11,283            10,566
Furniture and equipment                                 9,876             8,655
                                                   ----------        ----------
                                                       23,416            21,473
Less: accumulated depreciation                         (7,942)           (6,538)
                                                   ----------        ----------
                                                   $   15,474        $   14,935
                                                   ==========        ==========

NOTE 8 - DEPOSITS

At December 31, 2000, the scheduled maturities of time deposits are as follows:

                                                              (In Thousands)
           2001                                                 $  282,046
           2002                                                     81,838
           2003                                                     20,421
           2004                                                      4,163
           2005 and thereafter                                       5,827
                                                                ----------
                                                                $  394,295
                                                                ==========

Certain directors and executive officers of the Banks and companies, in which they have beneficial ownership, were deposit customers of the Banks during 2000. The balance of such deposits at December 31, 2000 was approximately $10,246,000.

--------------------------------------------------------------------------------
                                  (Continued)
                                                                           17.

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------

NOTE 9 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase generally mature within one to ninety days from the transaction date. Information concerning securities sold under agreements to repurchase is summarized as follows:

                                                         ---------December 31---------
                                                             2000            1999
                                                             ----            ----
                                                            (Dollars In Thousands)
Year-end balance                                          $  20,553      $    21,282
Average balance during the year                           $  23,580      $     8,640
Average interest rate during the year                         6.40%            5.14%
Maximum month-end balance during the year                 $  28,009      $    21,282

NOTE 10 - FEDERAL HOME LOAN BANK ADVANCES

The Banks own stock of the Federal Home Loan Bank (FHLB) of Cincinnati, Ohio. This stock allows the Banks to borrow advances from the FHLB.

At December 31, 2000 and 1999, $30.7 million and $32.6 million represented the balance due on the above advances from the FHLB. All advances are paid either on a monthly basis or at maturity, over remaining terms of one to fifteen years, with interest rates ranging from 5.50% to 8.45%. Advances are secured by the FHLB stock and substantially all single family first mortgage loans of the participating Banks. Scheduled principal payments due on advances during the five years subsequent to December 31, 2000 are as follows:

                                                                 (In Thousands)
           2001                                                    $   20,449
           2002                                                           432
           2003                                                           145
           2004                                                           122
           2005 and thereafter                                          9,539
                                                                   ----------
                                                                   $   30,687
                                                                   ==========

NOTE 11 - OTHER BORROWED FUNDS

The Company has a $20 million line of credit with a financial institution for general corporate purposes, including acquisitions. The line of credit, expiring April 2001, contains certain covenants and performance terms, all of which have been complied with or waiver received thereon at December 31, 2000. Interest is payable at term at LIBOR plus 1.75% and adjusts based on agreed terms. Common stock of seven of the Company's subsidiary Banks is pledged to secure the agreement. There was $20 million borrowed under this agreement at December 31, 2000 and 1999.
--------------------------------------------------------------------------------
                                  (Continued)
                                                                           18.

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------

NOTE  12 - GUARANTEED PREFERRED BENEFICIAL INTERESTS IN COMPANY'S DEBENTURES

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

NOTE  13 - INCOME TAXES

The components of the provision for income taxes are as follows:

                                                                          2000             1999             1998
                                                                          ----             ----             ----
                                                                                      (In Thousands)

Current                                                               $       794     $        2,157     $     2,350
Deferred                                                                     (478)              (230)           (118)
Change in valuation allowance                                                   -                  -            (235)
                                                                      -----------     --------------     -----------
                                                                      $       316     $        1,927     $     1,997
                                                                      ===========     ==============     ===========

The Company's deferred tax assets and liabilities at December 31, 2000 and 1999 are shown below. No valuation allowance for the realization of deferred tax assets is considered necessary at December 31, 2000 and 1999.

                                                              2000             1999
                                                              ----             ----
                                                                  (In Thousands)
Deferred tax assets
   Allowance for loan losses                               $   2,288         $   1,703
   Unrealized loss on investment securities                      492             2,071
   Other                                                         276               184
                                                           ---------         ---------
     Total deferred tax assets                                 3,056             3,958

--------------------------------------------------------------------------------
                                  (Continued)
                                                                           19.

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------

NOTE  13 - INCOME TAXES (Continued)

                                                             2000             1999
                                                             ----             ----
                                                                 (In Thousands)
Deferred tax liabilities
   Depreciation                                          $    (491)        $    (445)
   Federal Home Loan Bank dividends                           (406)             (300)
   Other                                                      (183)             (135)
                                                         ---------         ---------
       Total deferred tax liabilities                       (1,080)             (880)

Net deferred tax asset, included in other assets         $   1,976         $   3,078
                                                         =========         =========

An analysis of the differences between the effective tax rates and the statutory U.S. federal income tax rate is as follows:

                                                  2000                        1999                      1998
                                                  ----                        ----                      ----
                                                                     (Dollars In Thousands)
U. S. federal income tax rate             $     561     34.0%        $  2,216     34.0%        $   2,618    34.0%

Changes from the statutory rate
   Tax-exempt investment income                (445)   (27.0)            (494)    (7.6)             (425)   (5.5)
   Non-deductible interest expense
     related to carrying tax-exempt
     investments                                 73      4.4               66      1.0                57      .7
   Tax credits                                  (71)    (4.3)             (70)    (1.1)             (149)   (1.9)
   Change in valuation allowance                  -      -                  -      -                (235)   (3.1)
   Goodwill amortization                        206     12.5              202      3.1               137     1.8
   Other                                         (8)    (0.5)               7      0.1                (6)   (0.1)
                                          ---------     ----         --------     ----         ---------    ----
                                          $     316     19.1%        $  1,927     29.5%        $   1,997    25.9%
                                          =========     ====         ========     ====         =========    ====

NOTE  14 - EMPLOYEE BENEFIT PLANS

The Company has qualified profit sharing plans that cover substantially all employees. Contributions to the plans consist of a Company match and additional amounts are at the discretion of the Company's Board of Directors. Total contributions to the plans were $276,000, $251,000 and $180,000 in 2000, 1999 and 1998.

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

--------------------------------------------------------------------------------
                                  (Continued)
                                                                           20.

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------

NOTE  14 - EMPLOYEE BENEFIT PLANS (Continued)

Company's shares at the date of the grant. The options are exercisable ten years from the date of grant.

A summary of the Company's stock option activity is as follows:

                                          ---------2000---------   ---------1999---------    ----------1998----------
                                                       Weighted                 Weighted                   Weighted
                                                        Average                  Average                    Average
                                                       Exercise                 Exercise                   Exercise
                                            Options      Price       Options      Price       Options        Price

Outstanding at beginning of year             62,000     $ 13.71       62,000    $  13.71       42,000      $  12.38

Granted                                           -           -            -            -      20,000         16.50
                                             ------                   ------                   ------
Outstanding at year end                      62,000     $ 13.71       62,000    $  13.71       62,000      $  13.71
                                             ======                   ======                   ======

Exercisable at year end                      58,000                   49,800                   41,600
Weighted average remaining life                 6.3                      7.3                      8.3

Although the Company has elected to follow APB No. 25, SFAS No. 123, "Accounting for Stock Based Compensation" requires pro forma disclosure of net income and earnings per share as if the Company had accounted for its employee stock options under that Statement. The fair value of each option grant was estimated on the grant date using an option-pricing model.

Under SFAS No. 123, compensation cost is recognized in the amount of the estimated fair value of the options and amortized to expense over the options' vesting period. The pro forma effects on net income and earnings per share of this statement are as follows:

                                                                      2000              1999              1998
                                                                      ----              ----              ----
                                                                               (Dollars In Thousands)
Net income
   As reported                                                  $     1,335         $     4,590         $     5,704
   Pro forma                                                          1,295               4,550               5,649

Basic earnings per share
   As reported                                                  $       .26         $       .88         $      1.09
   Pro forma                                                            .25                 .87                1.08

Diluted earnings per share
   As reported                                                  $       .26         $       .88         $      1.09
   Pro forma                                                            .25                 .87                1.08

--------------------------------------------------------------------------------
                                  (Continued)
                                                                           21.

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------

NOTE  14 - EMPLOYEE BENEFIT PLANS (Continued)

The weighted average assumptions for options granted during the year and the resulting estimated weighted average fair value per share used in computing pro forma disclosures are as follows:

                                                                      2000              1999              1998
                                                                      ----              ----              ----
                                                                               (Dollars In Thousands)
Weighted averages
   Fair value of options granted                                $         -         $      -            $     4.66
   Risk free interest rate                                                -                -                  5.50%
   Expected life                                                          -                -               10 years
   Expected volatility                                                    -                -                 17.88%
   Expected dividend                                            $         -         $      -            $       .60

Future pro forma net income will be negatively impacted should the Company choose to grant additional options.

NOTE  15 - RELATED PARTY TRANSACTIONS

During 2000, 1999, and 1998, the Company paid approximately $391,000, $432,000, and $369,000 for printing, supplies, furniture, and equipment to a company affiliated by common ownership. The Company also paid this affiliate approximately $1,066,000, $820,000, and $649,000 in 2000, 1999, and 1998 to
permit the Company's employees to participate in its employee medical benefit plan.

The Company has purchased and currently holds noncumulative perpetual preferred stock with a carrying value of $2.0 million in a Louisiana bank controlled by the Company's largest stockholder. The dividend rate on the preferred stock is 2% over the prevailing prime rate.

NOTE  16 - EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the earnings per common share and earnings per common share assuming dilution computations for 2000, 1999 and 1998 is presented below:

                                                                       ------------------Year Ended----------------
                                                                          2000              1999            1998
                                                                          ----              ----            ----
                                                                           (In Thousands, Except Per Share Data)
Basic earnings per share
   Net income available to common
     stockholders                                                    $       1,335   $        4,590    $        5,704
   Weighted average common shares
     outstanding                                                             5,232            5,232             5,232
   Earnings per share                                                $         .26   $          .88    $         1.09

--------------------------------------------------------------------------------
                                  (Continued)
                                                                           22.

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------

NOTE  16 - EARNINGS PER SHARE (Continued)

                                                                       ------------------Year Ended----------------
                                                                          2000              1999            1998
                                                                          ----              ----            ----
                                                                           (In Thousands, Except Per Share Data)
Diluted earnings per share
   Net income available to common
     stockholders                                                    $    1,335         $     4,590     $     5,704
   Weighted average common shares
     outstanding                                                          5,232               5,232           5,232
   Add dilutive effects of assumed exercise
     of stock options                                                         -                   -              15
                                                                     ----------         -----------     -----------
   Weighted average common and dilutive
     potential common shares outstanding                                  5,232               5,232           5,247
   Earnings per share assuming dilution                                $    .26         $       .88     $      1.09

Stock options for 62,000 shares of common stock were not included in the 2000 and 1999 computation of earnings per share assuming dilution because their impact was anti-dilutive.

NOTE  17 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values of the Company's financial instruments at December 31, 2000 and 1999 are as follows:

                                             --------------2000-------------         -------------1999--------------
                                               Carrying              Fair             Carrying             Fair
                                                Amount               Value             Amount              Value
                                                                         (In Thousands)
Financial assets
  Cash and due from banks                   $    23,339         $    23,339         $    28,227         $    28,227
  Interest-earning balances                         737                 742               1,634               1,642
  Federal funds sold                             21,087              21,087              25,197              25,197
  Investment securities                         194,400             194,743             170,420             170,372
  Loans, net                                    587,755             585,037             563,294             563,324
  Federal Home Loan Bank and
    Federal Reserve Bank stock                    4,476               4,476               4,123               4,123
  Interest receivable                            10,144              10,144               9,814               9,814

Financial liabilities
  Deposits                                  $  (728,412)        $  (729,270)        $  (692,843)        $  (693,250)
  Securities sold under agreements
    to repurchase                               (20,553)            (20,605)            (21,282)            (21,282)
  Federal Home Loan Bank advances               (30,687)            (30,567)            (32,647)            (32,236)
  Other borrowed funds                          (20,000)            (20,019)            (20,000)            (20,000)
  Guaranteed preferred beneficial
    interests in Company's debentures           (28,750)            (24,006)            (28,750)            (27,888)
  Interest payable                               (3,901)             (3,901)             (3,265)             (3,265)

--------------------------------------------------------------------------------
                                  (Continued)
                                                                           23.

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------

NOTE  17 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (Cont.)

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

NOTE  18 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

At December 31, 2000 and 1999, the Banks had the following financial instruments whose approximate contract amounts represent credit risk:

                                                        2000                1999
                                                        ----                ----
                                                              (In Thousands)

Standby letters of credit                            $     1,497         $     2,219

Commitments to extend credit:
    Fixed                                            $    17,157         $    19,638
    Variable                                              22,265              31,623

Standby letters of credit represent conditional commitments issued by the Banks to guarantee the performance of a third party. The credit risk involved in issuing these letters of credit is essentially the same as the risk involved in extending loans to customers. Collateral held varies but primarily includes real estate and certificates of deposit. Some letters of credit are unsecured.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Outstanding commitments are at current market rates. Fixed rate loan commitments have interest rates ranging from 7.75% to 18%. Commitments generally have fixed expiration dates or other termination clauses and may

--------------------------------------------------------------------------------
                                  (Continued)
                                                                           24.

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------

NOTE  18 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK (Cont.)

require payment of a fee. The Banks evaluate each customer's creditworthiness on a case-by-case basis. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Collateral held varies but may include accounts receivable, inventory, property and equipment, and income producing properties.

NOTE  19 - LEGAL PROCEEDINGS

Legal proceedings involving the Company and its subsidiaries periodically arise in the ordinary course of business, including claims by debtors and their related interests against the Company's subsidiaries following initial collection proceedings. These legal proceedings sometimes can involve claims for substantial damages. At December 31, 2000, management is unaware of any legal proceedings, of which the ultimate result would have a material adverse effect upon the consolidated financial statements of the Company.

NOTE  20 - STOCKHOLDERS' EQUITY

The Company paid a 5% stock dividend on September 30, 1998 to stockholders of record on September 21, 1998. A total of 249,027 shares were issued in connection with the stock dividend.

The Company's principal source of funds for dividend payments is dividends received from the subsidiary Banks. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year's net profits, as defined, combined with the retained net profits of the preceding two years, subject to the capital requirements and additional restrictions as discussed below. During 2001, the Banks could, without prior approval, declare dividends of approximately $2.3 million plus any 2001 net profits retained to the date of the dividend declaration.

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

These quantitative measures established by regulation to ensure capital adequacy require the Company and Banks to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes,

--------------------------------------------------------------------------------
                                  (Continued)
                                                                           25.

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------

NOTE  20 - STOCKHOLDERS' EQUITY (Continued)

as of December 31, 2000, the Company and the Banks meet all quantitative capital adequacy requirements to which they are subject.

The capital amounts and classifications are also subject to qualitative judgments by the regulators. As a result of these qualitative judgments, the Company and three of the Company's subsidiaries have entered into agreements with the applicable regulatory authorities which provide for additional restrictions on their respective capital levels and the payment of dividends. The Company entered into an agreement with the Federal Reserve Bank (FRB) on September 29, 2000 restricting the Company from declaring or paying dividends without prior approval from the FRB. An additional provision of this agreement requires prior approval from the FRB before the Company increases its borrowings or incurs any debt. This agreement is in effect until terminated by the FRB.

Citizens Deposit Bank (Citizens) entered into a Written Agreement with the FRB on September 29, 2000 restricting Citizens from declaring or paying dividends without prior approval. This agreement is in effect until terminated by the FRB. Citizens Tier I capital to average assets was 9.2% at December 31, 2000.

Bank of Germantown (Germantown) entered into an agreement with the Kentucky Department of Financial Institutions (KDFI) and the Federal Deposit Insurance Corporation (FDIC) on June 13, 2000 restricting Germantown from declaring or paying dividends, without prior approval, if its Tier I capital to average assets falls below 8%. This agreement, in effect until terminated by the KDFI and FDIC. Germantown's Tier I capital to average assets was 6.9% at December 31, 2000.

Mt. Vernon Bancshares, Inc. is precluded from declaring or paying any dividends without prior approval as the result of an existing agreement with the Federal Reserve Bank. Mt. Vernon's Tier I capital to average assets was 8.6% at December 31, 2000.

As of December 31, 2000, the most recent notification from the Federal Reserve Bank categorized the Company and its subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum Total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Company's category.

--------------------------------------------------------------------------------
                                  (Continued)
                                                                           26.

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------

NOTE  20 - STOCKHOLDERS' EQUITY (Continued)

The Company's and the four largest subsidiary Banks' capital amounts and ratios as of December 31, 2000 and 1999 are presented in the table below.

                                                                                               To Be Well Capitalized
                                                                            For Capital        Under Prompt Corrective
                                                       Actual            Adequacy Purposes        Action Provisions
                    2000                          Amount      Ratio       Amount       Ratio      Amount       Ratio
                    ----                                               (Dollars In Thousands)
Total Capital (to Risk-Weighted Assets):
   Consolidated                                  $  69,807     12.0%     $  46,661      8%       $  58,326     10%
   Farmers Deposit Bank                             16,157     15.1          8,545      8           10,681     10
   Boone County Bank                                13,984     17.8          6,297      8            7,872     10
   Citizens Deposit Bank                            11,693     14.2          6,608      8            8,260     10
   The Bank of Mt. Vernon                           12,495     13.1          7,632      8            9,540     10

Tier I Capital (to Risk-Weighted Assets):
   Consolidated                                  $  52,631      9.0%     $  23,330      4%       $  34,996      6%
   Farmers Deposit Bank                             14,840     13.9          4,272      4            6,409      6
   Boone County Bank                                13,055     16.6          3,149      4            4,723      6
   Citizens Deposit Bank                            10,656     12.9          3,304      4            4,956      6
   The Bank of Mt. Vernon                           11,301     11.8          3,816      4            5,724      6

Tier I Capital (to Average Assets):
   Consolidated                                  $  52,631      6.1%     $  34,448      4%       $  43,060      5%
   Farmers Deposit Bank                             14,840     10.6          5,598      4            6,998      5
   Boone County Bank                                13,055      9.3          5,633      4            7,042      5
   Citizens Deposit Bank                            10,656      9.2          4,628      4            5,785      5
   The Bank of Mt. Vernon                           11,301      8.6          5,255      4            6,569      5

                    1999
                    ----
Total Capital (to Risk-Weighted Assets):
   Consolidated                                  $  67,273     11.9%     $  45,331      8%       $  56,663     10%
   Farmers Deposit Bank                             14,759     14.4          8,181      8           10,227     10
   Boone County Bank                                12,800     18.3          5,603      8            7,004     10
   Citizens Deposit Bank                            12,608     13.5          7,468      8            9,335     10
   The Bank of Mt. Vernon                           11,400     11.9          7,652      8            9,565     10

Tier I Capital (to Risk-Weighted Assets):
   Consolidated                                  $  50,394      8.9%     $  22,665      4%       $  33,998      6%
   Farmers Deposit Bank                             13,481     13.2          4,091      4            6,136      6
   Boone County Bank                                12,005     17.1          2,802      4            4,202      6
   Citizens Deposit Bank                            11,468     12.3          3,734      4            5,601      6
   The Bank of Mt. Vernon                           10,422     10.9          3,826      4            5,739      6

Tier I Capital (to Average Assets):
   Consolidated                                  $  50,394      6.2%     $  32,372      4%       $  40,465      5%
   Farmers Deposit Bank                             13,481      9.8          5,505      4            6,881      5
   Boone County Bank                                12,005      9.6          5,018      4            6,272      5
   Citizens Deposit Bank                            11,468      9.2          4,980      4            6,224      5
   The Bank of Mt. Vernon                           10,422      8.3          5,040      4            6,300      5

--------------------------------------------------------------------------------
                                  (Continued)
                                                                           27.

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------

NOTE  21 - PARENT COMPANY FINANCIAL STATEMENTS

                            Condensed Balance Sheets
                                   December 31
                                                                   2000            1999
                                                                   ----            ----
                                                                      (In Thousands)
                                     ASSETS
Cash                                                           $      817       $       616
Investment in subsidiaries                                        100,242            95,175
Investment securities available for sale                            2,005             2,005
Premises and equipment                                                976             1,653
Other real estate acquired through foreclosure                        380               490
Other assets                                                        1,487             1,507
                                                               ----------       -----------
Total assets                                                   $  105,907       $   101,446
                                                               ==========       ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Other liabilities                                              $    1,327       $       569
Other borrowed funds                                               20,000            20,000
                                                               ----------       -----------
   Total liabilities                                               21,327            20,569

Guaranteed preferred beneficial interests in Company's
   debentures                                                      28,750            28,750

Stockholders' equity
   Preferred stock                                                      -                 -
   Common stock                                                     1,103             1,103
   Surplus                                                         43,445            43,445
   Retained earnings                                               12,151            11,601
   Accumulated other comprehensive income                            (869)           (4,022)
                                                               ----------       -----------
       Total stockholders' equity                                  55,830            52,127
                                                               ----------       -----------
Total liabilities and stockholders' equity                     $  105,907       $   101,446
                                                               ==========       ===========

--------------------------------------------------------------------------------
                                  (Continued)
                                                                           28.

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------

NOTE  21 - PARENT COMPANY FINANCIAL STATEMENTS (Continued)

                         Condensed Statements of Income
                             Years Ended December 31

                                                                        2000              1999             1998
                                                                        ----              ----             ----
                                                                                     (In Thousands)
Income
   Dividends from subsidiary banks                                   $     3,775      $     6,300       $         -
   Interest and dividend income                                              229              203             1,748
   Gain on sale of investment securities                                       -                -               136
   Other income                                                               15               93             1,620
                                                                     -----------      -----------       -----------
     Total income                                                          4,019            6,596             3,504

Expenses
   Interest expense                                                        4,507            4,111             3,593
   Salaries and employee benefits                                          1,459              921               461
   Other expenses                                                            927              708               684
                                                                     -----------      -----------       -----------
     Total expenses                                                        6,893            5,740             4,738

Income (loss) before income taxes and equity
   in undistributed income of subsidiaries                                (2,874)             856            (1,234)

Income tax expense (benefit)                                              (2,315)          (1,899)             (516)
                                                                     -----------      -----------       -----------
Income (loss) before equity in undistributed
   income of subsidiaries                                                   (559)           2,755              (718)

Equity in undistributed income of subsidiaries                             1,894            1,835             6,422
                                                                     -----------      -----------       -----------
Net income                                                           $     1,335      $     4,590       $     5,704
                                                                     ===========      ===========       ===========








--------------------------------------------------------------------------------
                                  (Continued)
                                                                           29.

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------

NOTE  21 - PARENT COMPANY FINANCIAL STATEMENTS (Continued)

                       Condensed Statements of Cash Flows
                             Years Ended December 31

                                                                        2000              1999             1998
                                                                        ----              ----             ----
                                                                                     (In Thousands)
Cash flows from operating activities
   Net income                                                       $      1,335     $      4,590     $       5,704
   Adjustments to reconcile net income to net
     cash from operating activities
       Depreciation                                                           76              169               134
       Write-down of other real estate owned                                 110                -                 -
       Investment securities gains                                             -                -              (136)
       Equity in undistributed income of
         subsidiaries                                                     (1,894)          (1,835)           (6,422)
       Change in other assets                                                 20              573              (534)
       Change in other liabilities                                           758              430               (28)
                                                                    ------------     ------------     -------------
         Net cash from operating activities                                  405            3,927            (1,282)

Cash flows from investing activities
   Purchase of subsidiary banks                                                -          (13,677)          (15,168)
   Capital contributed to subsidiaries                                       (21)             (88)          (14,908)
   Purchase of securities available for sale                                   -               (5)          (87,687)
   Proceeds from sale of securities                                            -                -            87,823
   Net change in federal funds sold                                            -                -            16,340
   Net change in loans                                                         -             (490)            5,621
   Purchase of premises and equipment                                        (80)            (269)           (1,309)
   Proceeds from sale of fixed assets                                        682            2,041                 -
                                                                    ------------     ------------     -------------
     Net cash from investing activities                                      581          (12,488)           (9,288)

Cash flows from financing activities
   Dividends paid                                                           (785)          (3,140)           (3,068)
   Proceeds from other borrowed funds                                          -           12,000             8,000
                                                                    ------------     ------------     -------------
     Net cash from financing activities                                     (785)           8,860             4,932

Net change in cash and cash equivalents                                      201              299            (5,638)

Cash and cash equivalents at beginning of year                               616              317             5,955
                                                                    ------------     ------------     -------------
Cash and cash equivalents at end of year                            $        817     $        616     $         317
                                                                    ============     ============     =============
Supplemental disclosure of cash flow information:
Loans transferred to real estate acquired
    through foreclosure                                              $         -      $       490       $         -


--------------------------------------------------------------------------------
                                  (Continued)
                                                                           30.

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------

NOTE  22 - QUARTERLY FINANCIAL DATA (UNAUDITED)

                                 Interest        Net Interest          Net              Earnings per Share
                                  Income            Income           Income         Basic          Fully Diluted
2000
----
    First Quarter               $    16,611     $    7,086        $      447      $   .09        $      .09
    Second Quarter                   17,033          7,241               262          .05               .05
    Third Quarter                    17,605          7,131               371          .07               .07
    Fourth Quarter                   17,985          7,218               255          .05               .05

1999
----
    First Quarter               $    14,785     $    6,718        $    1,218      $   .23        $      .23
    Second Quarter                   15,672          7,245             1,311          .25               .25
    Third Quarter                    15,936          7,395               771          .15               .15
    Fourth Quarter                   16,479          7,307             1,290          .25               .25


--------------------------------------------------------------------------------
                                                                           31.

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

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)    The following documents are filed as part of this report:

       1.  Financial Statements:

           Independent Auditors Report
           Consolidated Balance Sheets - December 31, 2000 and 1999
           Consolidated  Statement  of Income - Years Ended  December  31, 2000,
                  1999 and 1998
           Consolidated Statement of Comprehensive Income - Years Ended December
                  31, 2000, 1999 and 1998
           Consolidated  Statements of Changes in  Stockholders'  Equity - Years
                  Ended December 31, 2000, 1999 and 1998
           Consolidated Statements of Cash Flows - Years Ended December 31,2000,
                  1999 and 1998
           Notes to Consolidated Financial Statements

       2.  Financial Statement Schedules:

           No financial statement schedules have been included as part of this report because they are either not required or the information is otherwise included.

       3.  List of Exhibits:

           The following is a list of exhibits required by Item 601 of Regulation S-K and by paragraph (c) of this Item 14.

Exhibit
Number        Description of Document
-------       -----------------------
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

10.2 Deferred Compensation Agreement dated December 17, 1992, between Georgetown
     Bank & Trust Company and Gardner E. Daniel (included as Exhibit 10.5 to registrant's Registration Statement on Form S-1, Registration No. 333-1702, filed on February 28, 1996 with the Commission and incorporated herein by reference).

10.3 Premier  Financial  Bancorp,  Inc. 1996 Employee Stock Ownership  Incentive
     Plan (included as Exhibit 10.6 to  registrant's  Registration  Statement on
     Form S-1,  Registration No.  333-1702,  filed on February 28, 1996 with the
     Commission and incorporated herein by reference).

10.4 An agreement dated June 30, 2000 by and between Premier Financial  Bancorp,
     Inc. and its former Chief Executive Officer, J. Howell Kelly.

21   Subsidiaries of registrant


 (b)   Reports on Form 8-K

       No Form 8-K was filed during the quarter ending December 31, 2000.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Georgetown, Commonwealth of Kentucky, on the 27th day of March, 2001.

                                                PREMIER FINANCIAL BANCORP, INC.


                                           By:  /s/ Gardner E. Daniel, President
                                                --------------------------------
                                                Gardner E. Daniel, President

       Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


March 27, 2001           /s/ Gardner E. Daniel  Principal Executive and Director
                         ---------------------
                         Gardner E. Daniel


March 27, 2001           /s/ Edward Barnes      Principal Financial and
                         ---------------------  Accounting Officer
                         Edward Barnes


March 27, 2001           /s/ Toney K. Adkins    Director
                         ---------------------
                         Toney K. Adkins


March 27, 2001           /s/ Edsel R. Burns     Director
                         ---------------------
                         Edsel R. Burns


March 27, 2001           /s/ E. V. Holder, Jr.  Director
                         ---------------------
                         E. V. Holder, Jr.


March 27, 2001           /s/ Wilbur M. Jenkins  Director
                         ---------------------
                         Wilbur M. Jenkins


March 27, 2001           /s/ Keith F. Molihan   Director
                         ---------------------
                         Keith F. Molihan


March 27, 2001           /s/ Marshall T. Reynolds   Director
                         ------------------------
                         Marshall T. Reynolds


March 27, 2001           /s/ Neal Scaggs            Director
                         ------------------------
                         Neal Scaggs

Exhibit 21
                         SUBSIDIARIES OF THE REGISTRANT


The following is a list of all subsidiaries of Premier Financial Bancorp, Inc. and their state of incorporation.

       Subsidiary                                                      State of Incorporation
       ----------                                                      ----------------------

Citizens Deposit Bank and Trust Company                                    Kentucky

County Finance (a direct subsidiary of Citizens Deposit
   Bank and Trust Company)                                                 Kentucky

Bank of Germantown                                                         Kentucky

Georgetown Bancorp, Inc.                                                   Kentucky

Citizens Bank (Kentucky), Inc. (a direct subsidiary
   of Georgetown Bancorp, Inc.)                                            Kentucky

Premier Data Services, Inc.                                                Kentucky

Farmers Deposit Bancorp, Inc.                                              Kentucky

Farmers Deposit Bank (a direct subsidiary of Farmers
   Deposit Bancorp, Inc.)                                                  Kentucky

Mt. Vernon Financial Holdings, Inc.                                        Kentucky

The Sabina Bank                                                            Ohio

Ohio River Bank                                                            Ohio

The Bank of Philippi                                                       West Virginia

Boone County Bank                                                          West Virginia

Exhibit 10.4

                                    AGREEMENT

     This is an Agreement (the "Agreement") effective as of June 30, 2000 between Premier Financial Bancorp, Inc. ("PFBI") and J. Howell Kelly (the "Executive").
                                        I

         1.1 Resignation. Executive hereby resigns as President, Chief Executive Officer and Director, and from all other positions with PFBI, its subsidiaries and affiliates, effective June 30, 2000 (the "Resignation Date") with all accrued benefits to that date due, and PFBI hereby accepts the Executive's resignation, effective as of the Resignation date; provided, however, that Executive shall remain employed by PFBI as an advisor and consultant as described in paragraph 1.2.

         1.2 Consultation. From time to time upon specific, occasional request by PFBI, Executive shall make himself available at times and in a manner convenient to Executive to provide advice and consultation to PFBI, this availability not to be unreasonably withheld.

         1.3 Severance Benefit. PFBI shall pay Executive his regular base monthly salary as in effect as of June 15, 2000 each month during the period from the Resignation Date to and including December 31, 2001 (the "Period") on PFBI's regular payroll payment dates.

         1.4 Additional Benefits. PFBI shall provide and pay for health insurance coverage under PFBI's group health plan for Executive for the Period in the manner consistent with Executive's last election immediately prior to the Resignation Date. In the event Executive is ineligible for coverage under PFBI's plan, PFBI shall compensate and reimburse the Executive for (a) the full cost of alternative health insurance as selected by the Executive, including, but not limited to, Executive's election pursuant to his continuation coverage rights under the Consolidated Omnibus Budget Reconciliation Act of 1985 ("COBRA"), and
(b)  the  amount  of  any   additional  tax  incurred  as  a  result  of  PFBI's
reimbursement.

         1.5 Automobile. PFBI shall transfer to Executive, on the Resignation Date, title to the automobile currently used by Executive for one dollar. PFBI shall pay any sales, use or transfer tax or fees due as a result of the transfer.

         1.6 Stock Options. All PFBI stock options previously granted to Executive are hereby fully vested. The period for exercise of all PFBI stock options granted to Executive pursuant to any stock option plan maintained by PFBI is extended until the expiration date for exercise of those options as that expiration date would have been determined immediately preceding and notwithstanding Executive's resignation.

         1.7 Consideration Not Compensation For Services. All consideration, including severance amounts, are paid or provided by PFBI solely in consideration for the Executive's agreements and undertaking set out herein, and not for any present, past, or future services. The payments and benefits to be provided by PFBI to the Executive provided for in this Agreement may not be reduced or avoided for any failure by the Executive to provide future services pursuant to paragraph 1.2 or otherwise.

                                       II

         2.1 Releases by PFBI. PFBI hereby binds itself, its wholly or partially owned subsidiaries, affiliates, predecessors, successors, and assigns (collectively "PFBI"). PFBI hereby releases the Executive and his heirs, executors, administrators, representatives, agents and assigns (collectively the "Executive Releasees").

         2.2 Full General Release of Executive Releasees. PFBI hereby irrevocably and unconditionally releases and discharges the Executive Releasees from, and shall hold the Executive Releasees harmless from, any and all actions, causes of action, suits, debts, charges, complaints, claims, liabilities, obligations, promises, agreements, controversies, damages and expenses (including attorneys' fees and costs actually incurred) of any nature whatsoever in law or equity, whether known or unknown, accrued or not accrued, against any of the Executive Releasees, arising out of events occurring before or on the effective date hereof.

                                       III

         3.1 Releases by Executive. The Executive hereby binds himself, his heirs, executors, administrators, personal representatives, agents and assigns (collectively the "Executive"). Executive hereby releases PFBI and PFBI's present and former agents, directors, shareholders, officers, executives, representatives, agents, wholly or partially owned subsidiaries, and affiliates, and their predecessors, successors, heirs, executors, administrators, personal representatives, agents and assigns (collectively the "PFBI Releasees").

         3.2 Full General Release of All Claims. Executive hereby irrevocably and unconditionally releases and discharges the PFBI Releasees from, and shall hold the PFBI Releasees harmless from, any and all actions, causes of action, suits, debts, charges, complaints, claims, liabilities, obligations, promises, agreements, controversies, damages and expenses (including attorneys' fees and costs actually incurred) of any nature whatsoever in law or equity, whether known or unknown, accrued or not accrued, against any of the PFBI Releasees, arising out of events occurring before or on the effective date hereof.

         3.3 Specific Release of All Other Employment Law Claims. Claims being released under Paragraph 3.2 include, but are not limited to, any and all claims against the PFBI Releasees arising under any federal, state or local statutes, ordinances, resolutions, regulations or constitutional provisions and/or common law(s), and specifically include claims of harassment or discrimination in employment on the basis of race, sex, religion, national origin, age, disability and/or veteran's status arising under or pursuant to Title VII of the Civil Rights Act of 1991, as amended, 42 U.S.C. ss.2000e, et seq.; the Americans With Disabilities Act, as amended; the Fair Labor Standards Act, as amended; the Family and Medical Leave Act; the Federal Rehabilitation Act of 1973, as amended; Executive Order 11246; any and all tort claims including, but not limited to claims of wrongful termination, assault, battery, and intentional or negligent infliction of emotional distress and outrage; any and all claims of breach of any express or implied employment contract; any and all claims for unpaid benefits, commissions, stock options, pension or profit sharing plans, or entitlements asserted under any plan or policy, benefits offering or program (except as reserved below); and any and all claims for attorneys' fees, interest, costs or injunctive relief to which Executive is, or may be, entitled either by statute or otherwise.

         3.4 Indemnification. Provided, however, the Executive does not release the PFBI Releasees from any obligation to indemnify or advance expenses on behalf of the Executive as a former employee, officer or director of PFBI pursuant to the provisions of applicable law and PFBI's Articles of Incorporation and bylaws.

                                       IV

         4.1 No Admission. This Agreement is made in settlement of disputed claims and neither it, nor the fact of settlement, constitutes an admission of any liability, violation of law or wrongdoing of any kind or nature whatsoever on the part of PFBI or the Executive. No release, waiver or other promise set forth in this Agreement shall be construed to prohibit either party from enforcing the terms of this Agreement.

         4.2 Governing Law and Severability. This Agreement shall be interpreted, enforced and governed under the laws of Kentucky. The language of all parts of this Agreement shall in all cases be interpreted as a whole, according to its fair meaning, and not strictly for or against either party, regardless of which party is the drafter of this Agreement. Should any provision of this Agreement be declared or determined to be illegal or invalid, the validity of the remaining parts, terms or provisions shall not be affected thereby and said illegal or invalid part, term or provision shall be deemed not to be a part of this Agreement. This Agreement sets forth the entire Agreement between the Executive and PFBI and fully supersedes any and all prior agreements or understandings between them relating to the subject matter hereof.

         4.3 Arbitration Of Disputes. Any dispute or controversy arising under this agreement shall be determined and settled by arbitration under the rules of the American Arbitration Association. The arbitration award shall be final and binding and judgment on the award may be entered by any court having competent jurisdiction.

         4.4 Non-Disparagement. Executive Releasees will not disparage or comment negatively about PFBI Releasees. Executive shall not discourage anyone from doing business with PFBI, or encourage anyone to terminate any employment with PFBI Releasees.

         4.5 Inquiries. PFBI will not disparage or comment negatively about Executive Releasees. PFBI will respond to any oral or written inquiries regarding the Executive's employment with PFBI with a statement to the following effect:

                  Executive was employed as President and Chief Executive Officer of PFBI from January 1, 1995 until June 30, 2000. He resigned from this position under mutually agreeable terms.

         4.6 Confidentiality. Executive and PFBI shall keep the contents and terms of this Agreement confidential and shall not disclose to any person or entity any of the terms, conditions, or other facts with respect to this Agreement, except as required by law, without the prior written consent of the other. If Executive or PFBI is required by legal process or by operation of applicable law to disclose any of the foregoing, the party so required will provide prompt notice of such requirement to the other within a reasonable amount of time prior to any such disclosure. Executive shall not to disclose to others, or use, any Confidential Information (of either technical or non-technical nature) of PFBI, of which Executive became informed during the course of his employment with PFBI. For purposes of this paragraph, "Confidential Information" means strategic information of PFBI not generally known in the banking and financial services industry, which was disclosed to the Executive, or known by the Executive, as a consequence of, or through, his employment with PFBI.

         Executive and PFBI have signed this Agreement effective June 30, 2000 on the dates indicated below.

                                                  /s/ J. Howell Kelly
                                                  ------------------------------
                                                  J. Howell Kelly

                                                  Date: 6/30/00
                                                        ------------------------

                                                 PREMIER FINANCIAL BANCORP, INC.

                                                 By /s/ Gardner Daniel
                                                    ----------------------------
                                                 Title:  President & CEO
                                                         -----------------------
                                                 Date:   June 30, 2000
                                                         -----------------------