Form 10-Q
period 2001-03-31
PREMIER FINANCIAL BANCORP INC
filed 2001-05-15
CIK 887919

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       or

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to filing requirements for the past 90 days. Yes X No __

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

         Common stock - 5,232,230 shares outstanding at May 11, 2001.

PART I  - FINANCIAL INFORMATION

Item 1.  Financial Statements

The accompanying information has not been audited by independent public accountants; however, in the opinion of management such information reflects all adjustments necessary for a fair presentation of the results for the interim period. All such adjustments are of a normal and recurring nature.

The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the registrant's annual Form 10-K filing. Accordingly, the reader of the Form 10-Q may wish to refer to the registrant's Form 10-K for the year ended December 31, 2000 for further information in this regard.

Index to consolidated financial statements:

         Consolidated Balance Sheets.......................................    3
         Consolidated Statements of Income ................................    4
         Consolidated Statements of Comprehensive Income ..................    5
         Consolidated Statements of Cash Flows.............................    6
         Notes to Consolidated Financial Statements........................    7

                         PREMIER FINANCIAL BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2001 AND DECEMBER 31, 2000
                             (DOLLARS IN THOUSANDS)

--------------------------------------------------------------------------------

                                                                                    (UNAUDITED)
                                                                                       2001               2000
                                                                                       ----               ----
ASSETS
Cash and due from banks                                                           $      20,610      $       23,339
Interest earning balances with banks                                                         61                 737
Federal funds sold                                                                       40,226              21,087
Investment securities
   Available for sale                                                                   156,280             176,494
   Held to maturity                                                                           -              17,906
Loans                                                                                   523,224             595,947
   Unearned interest                                                                       (274)               (371)
    Allowance for loan losses                                                            (7,953)             (7,821)
                                                                                  -------------      --------------
        Net loans                                                                       514,997             587,755
Federal Home Loan Bank and Federal Reserve Bank stock                                     4,266               4,476
Premises and equipment, net                                                              13,613              15,474
Real estate and other property acquired through foreclosure                               2,734               3,116
Interest receivable                                                                       7,920              10,144
Goodwill and other intangibles                                                           18,353              22,856
Other assets                                                                              6,739               6,548
                                                                                  -------------      --------------
   Total assets                                                                   $     785,799      $      889,932
                                                                                  =============      ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
   Non-interest bearing                                                           $      63,426      $       74,438
   Time deposits, $100 and over                                                          90,265             105,490
   Other interest bearing                                                               474,792             548,484
                                                                                  -------------      --------------
     Total deposits                                                                     628,483             728,412
Securities sold under agreements to repurchase                                           11,135              20,553
Federal Home Loan Bank advances                                                          30,923              30,687
Other borrowed funds                                                                     20,000              20,000
Interest payable                                                                          2,821               3,901
Other liabilities                                                                         5,164               1,799
                                                                                  -------------      --------------
   Total liabilities                                                                    698,526             805,352

Guaranteed preferred beneficial interests in Company's debentures                        28,750              28,750

Stockholders' equity
   Preferred stock, no par value; 1,000,000 shares authorized;
     none issued or outstanding                                                               -                   -
   Common stock, no par value; 10,000,000 shares authorized;
     5,232,230 shares issued and outstanding                                              1,103               1,103
   Surplus                                                                               43,445              43,445
   Retained earnings                                                                     13,375              12,151
   Accumulated other comprehensive income                                                   600                (869)
                                                                                  -------------      --------------
     Total stockholders' equity                                                          58,523              55,830
                                                                                  -------------      --------------
       Total liabilities and stockholders' equity                                 $     785,799      $      889,932
                                                                                  =============      ==============

--------------------------------------------------------------------------------
          See Accompanying Notes to Consolidated Financial Statements
                                                                             3.

                         PREMIER FINANCIAL BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

--------------------------------------------------------------------------------

                                                                                       2001               2000
                                                                                       ----               ----
Interest income
  Loans, including fees                                                             $    12,580      $    13,359
  Investment securities
    Taxable                                                                               2,442            2,416
    Tax-exempt                                                                              302              357
  Federal funds sold and other                                                              472              479
                                                                                    -----------      -----------
    Total interest income                                                                15,796           16,611

Interest expense
   Deposits                                                                               7,645            7,663
   Debt and other borrowings                                                              1,797            1,862
                                                                                    -----------      -----------
     Total interest expense                                                               9,442            9,525

Net interest income                                                                       6,354            7,086
Provision for possible loan losses                                                          632            1,385
                                                                                    -----------      -----------
Net interest income after provision for
   possible loan losses                                                                   5,722            5,701

Non-interest income
   Service charges                                                                          526              492
   Insurance commissions                                                                     39              117
   Investment securities gains                                                              180                1
   Gain on the sale of subsidiary's banking operations                                    3,418                -
   Other                                                                                    399              376
                                                                                    -----------      -----------
                                                                                          4,562              986
Non-interest expenses
   Salaries and employee benefits                                                         3,032            3,283
   Occupancy and equipment expenses                                                         772              772
   Amortization of intangibles                                                              337              393
   Other expenses                                                                         1,944            1,672
                                                                                    -----------      -----------
                                                                                          6,085            6,120
                                                                                    -----------      -----------
Income before income taxes                                                                4,199              567
Provision for income taxes                                                                2,975              120
                                                                                    -----------      -----------

Net income                                                                          $     1,224      $       447
                                                                                    ===========      ===========

Earnings per share                                                                  $       .23      $       .09
Earnings per share assuming dilution                                                $       .23      $       .09
Weighted average shares outstanding                                                       5,232            5,232

--------------------------------------------------------------------------------
          See Accompanying Notes to Consolidated Financial Statements
                                                                             4.

                        PREMIER FINANCIAL BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                 (IN THOUSANDS)
                                   (UNAUDITED)

--------------------------------------------------------------------------------

                                                                                       2001               2000
                                                                                       ----               ----
Net Income                                                                          $     1,224      $       447

Other comprehensive income (loss), net of tax:
   Unrealized gains and (losses) arising during
     the period                                                                     $     1,588      $      (216)
   Reclassification of realized amount                                                     (119)              (1)
                                                                                    -----------      -----------
Net change in unrealized gain (loss) on
       securities                                                                         1,469             (217)
                                                                                    -----------      -----------

Comprehensive income                                                                $     2,693      $       230
                                                                                    ===========      ===========

--------------------------------------------------------------------------------
          See Accompanying Notes to Consolidated Financial Statements
                                                                             5.

                        PREMIER FINANCIAL BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                 (IN THOUSANDS)
                                   (UNAUDITED)

--------------------------------------------------------------------------------

                                                                                     2001               2000
                                                                                     ----               ----
Cash flows from operating activities
   Net income                                                                   $       1,224      $         447
   Adjustments to reconcile net income to net cash
     from operating activities
       Depreciation                                                                       342                329
       Provision for loan losses                                                          632              1,385
       Amortization, net                                                                  214                304
       FHLB stock dividends                                                               (69)               (74)
       Investment securities losses (gains), net                                         (180)                (1)
       Gain on the sale of subsidiary's banking operations                             (3,418)                 -
  Changes in
     Interest Receivable                                                                  625                572
     Other assets                                                                      (1,031)              (156)
     Interest Payable                                                                    (625)               105
     Other liabilities                                                                  3,365                (18)
                                                                                -------------      -------------
       Net cash from operating activities                                               1,079              2,893

Cash flows from investing activities
   Purchases of securities available for sale                                         (48,871)           (19,137)
   Proceeds from sales of securities available for sale                                10,602                500
   Proceeds from maturities and calls of securities available
     for sale                                                                          66,356              8,230
   Purchases of securities held to maturity                                                 -               (958)
   Proceeds from maturities and calls of securities held
     to maturity                                                                            -                505
   Purchases of FHLB stock                                                               (172)                (7)
   Redemption of FHLB stock                                                               451                  -
   Net change in federal funds sold                                                   (19,139)            (1,616)
   Net change in loans                                                                 (7,150)            (4,627)
   Purchases of premises and equipment, net                                              (115)              (355)
   Proceeds from sale of other real estate acquired
     through foreclosure                                                                  530                258
   Net cash received (paid) related to acquisitions                                    (7,178)                 -
                                                                                -------------      -------------
     Net cash from investing activities                                                (4,686)           (17,207)

Cash flows from financing activities
   Net change in deposits                                                               8,584             11,369
   Advances from Federal Home Loan Bank                                                17,220              4,600
   Repayment of Federal Home Loan Bank advances                                       (16,984)            (6,940)
   Net change in agreements to repurchase securities                                   (8,618)               508
   Dividends paid                                                                           -               (784)
                                                                                -------------      -------------
     Net cash from financing activities                                                   202              8,753
                                                                                -------------      -------------
Net change in cash and cash equivalents                                                (3,405)            (5,561)

Cash and cash equivalents at beginning of period                                       24,076             29,861
                                                                                -------------      -------------

Cash and cash equivalents at end of period                                      $      20,671      $      24,300
                                                                                =============      =============

--------------------------------------------------------------------------------
          See Accompanying Notes to Consolidated Financial Statements
                                                                             6.

                        PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

--------------------------------------------------------------------------------

NOTE  1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Premier Financial Bancorp, Inc. (the Company) and its wholly owned subsidiaries:

                                                                                 Year            March 31, 2001
                                                                               Acquired              Assets
                                                                               --------              ------
                                                                                                 (In Thousands)
Citizens Deposit Bank & Trust               Vanceburg, Kentucky                 1991            $   120,088
Bank of Germantown                          Germantown, Kentucky                1992                 29,646
Citizens Bank (Kentucky), Inc.              Georgetown, Kentucky                1995                110,798
Farmers Deposit Bank                        Eminence, Kentucky                  1996                144,299
The Sabina Bank                             Sabina, Ohio                        1997                 54,914
Ohio River Bank                             Ironton, Ohio                       1998                 70,985
The Bank of Philippi, Inc.                  Philippi, West Virginia             1998                 79,778
Boone County Bank, Inc.                     Madison, West Virginia              1998                151,803

The Company also has a data processing subsidiary, Premier Data Services, Inc., the PFBI Capital Trust subsidiary as discussed in Note 7, and a loan servicing subsidiary, Mt. Vernon Financial Holdings, Inc., the successor to Bank of Mt. Vernon. All intercompany transactions and balances have been eliminated.

NOTE  2 - BUSINESS COMBINATIONS

On January 26, 2001, the Company disposed of all the deposits (approximately $109 million), the majority of loans (approximately $79 million), approximately $12.5 million of investment securities and the premises and equipment (approximately $1.6 million) of the Bank of Mt. Vernon under the terms of a Purchase and Assumption Agreement. As a result of this transaction, the banking charter of the Bank of Mt. Vernon has been relinquished and the Company has agreed to not compete in the markets previously served by the Bank of Mt. Vernon.

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

--------------------------------------------------------------------------------
                                   CONTINUED
                                                                             7.

                        PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

--------------------------------------------------------------------------------

NOTE  3 - REGULATORY MATTERS (Continued)

Two of the Company's subsidiaries, Citizens Deposit Bank & Trust and Bank of Germantown, have entered into similar agreements with their respective primary regulators which, among other things, prohibit the payment of dividends without prior written approval and requires significant changes in their credit administration policies.

These agreements, which require periodic reporting, will remain in force until the regulators are satisfied that the Company and the banks have fully complied with the terms of the agreement.

NOTE  4 - SECURITIES

Amortized cost and fair value of investment securities, by category, at March 31, 2001 are summarized as follows:

                                                                           (In Thousands)
                                                   Amortized        Unrealized        Unrealized           Fair
                                                      Cost             Gains            Losses             Value
                                                      ----             -----            ------             -----
Available for sale
  U. S. Treasury securities                     $        2,300    $           31   $            -    $         2,331
  U. S. agency securities                              121,367               537              (67)           121,837
  Obligations of states and political
     Subdivisions                                       20,163               562               (3)            20,722
  Mortgage-backed securities                             9,984                 2              (32)             9,954
  Other equity securities                                1,555                 2             (121)             1,436
                                                --------------    --------------   --------------    ---------------
     Total available for sale                   $      155,369    $        1,134   $         (223)   $       156,280
                                                ==============    ==============   ==============    ===============

Upon adoption of Financial Accounting Standards Board Statement 133 on January 1, 2001, all of the Company's securities classified as held to maturity were re-classified as available for sale.

Amortized cost and fair value of investment securities, by category, at December 31, 2000 are summarized as follows:

                                                                           (In Thousands)
                                                   Amortized        Unrealized        Unrealized           Fair
                                                      Cost             Gains            Losses             Value
                                                      ----             -----            ------             -----
Available for sale
  U. S. Treasury securities                     $        3,345    $           13   $           (1)   $         3,357
  U. S. agency securities                              155,045               232           (1,389)           153,888
  Obligations of states and political
     Subdivisions                                        7,016               117               (1)             7,132
  Mortgage-backed securities                             9,478                 -             (159)             9,319
  Preferred  stock                                       2,000                 -                -              2,000
  Other securities                                         925                 -             (127)               798
                                                --------------    --------------   --------------    ---------------
     Total available for sale                   $      177,809    $          362   $       (1,677)   $       176,494
                                                ==============    ==============   ==============    ===============

--------------------------------------------------------------------------------
                                   CONTINUED
                                                                             8.

                        PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

--------------------------------------------------------------------------------

NOTE  4 - SECURITIES (Continued)

                                                                           (In Thousands)
                                                   Amortized        Unrealized        Unrealized           Fair
                                                      Cost             Gains            Losses             Value
                                                      ----             -----            ------             -----
Held to maturity
  U. S. agency securities                                1,233                 4               (7)             1,230
  Obligations of states and political
     Subdivisions                                       16,656               378              (31)            17,003
  Mortgage-backed securities                                17                 -               (1)                16
                                                --------------    --------------   ---------------   ---------------
     Total held to maturity                     $       17,906    $          382   $          (39)   $        18,249
                                                ==============    ==============   ==============    ===============

NOTE  5 - LOANS

Major classifications of loans at March 31, 2001 and December 31, 2000 are summarized as follows:

                                                                                           2001              2000
                                                                                           ----              ----
                                                                                                (In Thousands)
Commercial, secured by real estate                                                    $    111,807     $    149,733
Commercial, other                                                                           83,645           86,069
Real estate construction                                                                    19,428           24,774
Residential real estate                                                                    195,705          211,662
Agricultural                                                                                11,304           13,817
Consumer and home equity                                                                    99,852          108,646
Other                                                                                        1,483            1,246
                                                                                      ------------     ------------
                                                                                      $    523,224     $    595,947
                                                                                      ============     ============


NOTE  6 - ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for the three months ended March 31, 2001 and 2000 are as follows:

                                                                                          2001             2000
                                                                                          ----             ----
Balance, beginning of period                                                          $      7,821     $      6,812
Net charge-offs                                                                               (500)            (571)
Provision for loan losses                                                                      632            1,385
                                                                                      ------------     ------------

Balance, end of period                                                                $      7,953     $      7,626
                                                                                      ============     ============

--------------------------------------------------------------------------------
                                   CONTINUED
                                                                             9.

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

NOTE  8 - STOCKHOLDERS' EQUITY

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

These quantitative measures established by regulation to ensure capital adequacy require the Company and Banks to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of March 31, 2001, the Company and the Banks meet all quantitative capital adequacy requirements to which they are subject.

--------------------------------------------------------------------------------
                                   CONTINUED
                                                                            10.

                        PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

--------------------------------------------------------------------------------

NOTE  8 - STOCKHOLDERS' EQUITY (Continued)

Shown below is a summary of regulatory capital ratios for the Company:

                                                                                          Regulatory
                                                 March 31,           December 31,           Minimum
                                                   2001                  2000            Requirements
                                                   ----                  ----            ------------
Tier I Capital (to Risk-Weighted Assets)           11.5%                  9.0%                4.0%
Total Capital (to Risk-Weighted Assets)            14.8%                 12.0%                8.0%
Tier I Capital (to Average Assets)                  7.4%                  6.1%                4.0%

The capital amounts and classifications are also subject to qualitative judgments by the regulators. As a result of these qualitative judgments, the Company and two of the Company's subsidiaries have entered into agreements with the applicable regulatory authorities which provide for additional restrictions on their respective capital levels and the payment of dividends. The Company entered into an agreement with the Federal Reserve Bank (FRB) on September 29, 2000 restricting the Company from declaring or paying dividends without prior approval from the FRB. An additional provision of this agreement requires prior approval from the FRB before the Company increases its borrowings or incurs any debt. This agreement is in effect until terminated by the FRB.

Citizens Deposit Bank (Citizens) entered into a Written Agreement with the FRB on September 29, 2000 restricting Citizens from declaring or paying dividends without prior approval. This agreement is in effect until terminated by the FRB. Citizens Tier I capital to average assets was 9.1% at March 31, 2001.

Bank of Germantown (Germantown) entered into an agreement with the Kentucky Department of Financial Institutions (KDFI) and the Federal Deposit Insurance Corporation (FDIC) on June 13, 2000 restricting Germantown from declaring or paying dividends, without prior approval, if its Tier I capital to average assets falls below 8%. This agreement is in effect until terminated by the KDFI and FDIC. Germantown's Tier I capital to average assets was 6.6% at March 31, 2001.

As of March 31, 2001, the most recent notification from the Federal Reserve Bank categorized the Company and its subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum Total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the preceding table. There are no conditions or events since that notification that management believes have changed the Company's category.


--------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

         A.     Results of Operations

     Net income for the three months ended March 31, 2001 was $1,224,000 or $0.23 per share compared to net income of $447,000 or $0.09 per share for the three months ended March 31, 2000. This $777,000 increase is primarily the result of the $625,000 net gain (after tax) realized from the sale of Bank of Mt. Vernon's banking operations. Excluding the net gain on the sale and the operations of the Bank of Mt. Vernon, Premier's net income for the quarter ending March 31, 2001 was $545,000, or $0.10 per share. This compares to Premier's net income for the quarter ending March 31, 2000, net of the Bank of Mt. Vernon's operations, of $323,000 or $0.06 cents per share.

     Results for the quarter reflect charges for amortization of goodwill and other intangibles associated with cash acquisitions totaling $255,000 (after tax) as compared to $311,000 (after tax) in the same period for 2000. Not including these charges and the net gain on the sale, net income for the first quarter 2001 was $854,000 or $0.16 per share versus $758,000 or $0.14 per share in 2000.

     Net interest income decreased $732,000 to $6,354,000 for the three months ended March 31, 2001 compared to $7,086,000 for the same period in 2000. This is primarily due to the decrease in earning assets associated with the sale of Bank of Mt. Vernon's banking operations. Net interest margin for the three months ending March 31, 2001 was approximately 3.55% as compared to 3.73% for the same period in 2000. This decrease in net interest margin is the result primarily from an increase in shorter term assets which are at lower rates from the same period last year due to the recent drop in market interest rates. The annualized returns on stockholders' equity and on average assets were approximately 8.48% and .61% for the three months ended March 31, 2001 compared to 3.45% and .21% for the same period in 2000. Excluding the net gain (after tax) from the sale of the operations of the Bank of Mt. Vernon, the annualized returns on stockholders equity and on average assets were approximately 4.15% and .30% for the three months ended March 31, 2001.

     Non-interest income increased $3,576,000 to $4,562,000 for the first three months of 2001 compared to $986,000 for the first three months of 2000. Excluding the gain on sale of subsidiary's banking operations of $3,418,000, non-interest income increased $158,000 or 16.0%, for the quarter ending March 31, 2001 compared to the same period for 2000.

     Non-interest expenses for the first quarter of 2001 totaled $6,085,000 or 3.0% of average assets on an annualized basis compared to $6,120,000 or 2.9% of average assets for the same period of 2000. Contributing to this decrease is the exclusion of the Bank of Mt. Vernon's operations for a partial quarter in 2001 versus its inclusion for the full quarter for 2000. This decrease was partially offset by increased costs associated with heightened levels of risk identification and controls.

     Income tax expense was $2,975,000 for the first quarter of 2001 compared to $120,000 for the first quarter of 2000. The increase in income tax expense can be primarily attributed to the $2,792,000 tax effect associated with the gain on sale of subsidiary's banking operations. The annualized effective tax rate for the period ended March 31, 2001 was 70.9%, compared to the 21.2% effective tax rate for the same period in 2000. This is primarily due to the elimination of intangibles associated with the Company's acquisition of the Bank of Mt. Vernon. The expensing of this intangible was a non-taxable event thereby raising the annualized effective tax rate for the quarter ended March 31, 2001.

         B.     Financial Position

     Total assets decreased $104.1 million or 11.7% to $785.8 million from the $889.9 million on December 31, 2000. This decrease can be attributed to the decrease in assets of approximately $110 million associated with the sale of Bank of Mt. Vernon's banking operations. Exclusive of the assets involved in this sale total assets increased approximately $5.5 million, or .7%, when comparing March 31, 2001 to December 31, 2000.

     Earning assets decreased to $723.8 on March 31, 2001 from $816.3 million on December 31, 2000, a decrease of $92.5 million, or 11.3%. This decrease can be attributed to the decrease in earning assets of approximately $92 million associated with the sale of Bank of Mt. Vernon' s banking operations. Exclusive of the earning assets involved in this sale, total earning assets were essentially unchanged from December 31, 2000 to March 31, 2001.

     Cash and cash equivalents at March 31, 2001 were $20.7 million or a $3.3 million decrease from $24.0 million on December 31, 2000. Fed funds sold increased to $40.2 million from $21.1 million during the same period; an increase of $19.1 million.

     Total loans at March 31, 2001 were $522.9 million compared to $595.6 million at December 31, 2000, a decrease of $72.7 million. This decrease can be attributed to the approximately $79 million of loans included in the sale of Bank of Mt. Vernon's banking operations. Exclusive of the loans involved in this sale, total loans increased approximately $6.8 million, or 1.4%, when comparing March 31, 2001 to December 31, 2000.

     Deposits totaled $628.5 million as of March 31, 2001, a decrease of $99.9 million, or 13.7%, from the December 31, 2000 amount of $728.4 million. This decrease can be attributed to the decrease in deposits of approximately $109 million associated with the sale of Bank of Mt. Vernon's banking operations. Exclusive of the deposits involved in this sale, total deposits increased $8.1 million, or 1.3%, when comparing March 31, 2001 to December 31, 2000.

     The following table sets forth information with respect to the Company's nonperforming assets at March 31, 2001 and December 31, 2000.

                                                                   (In Thousands)
                                                             2001                 2000
                                                             ----                 ----
Non-accrual loans                                       $        8,871        $      7,840
Accruing loans which are contractually
   past due 90 days or more                                      3,009               2,196
Restructured                                                       762                 689
                                                        --------------        ------------
     Total non-performing loans                                 12,642              10,725
Other real estate acquired through
    Foreclosure                                                  2,734               3,116
                                                        --------------        ------------
     Total non-performing assets                        $       15,376        $     13,841

Non-performing loans as a percentage
      of total loans                                             2.42%               1.80%

Non-performing assets as a percentage
     of total assets                                             1.96%               1.56%

     The provision for possible loan losses and net chargeoffs were $632,000 and $500,000 for the first quarter of 2001 compared to $1,385,000 and $571,000, respectively, for the first quarter of 2001. The decrease in the provision for loan losses was prompted primarily by a reduction in overall loan growth. The allowance for loan losses at March 31, 2001 was 1.52% of total loans as compared to 1.31% at December 31, 2000. This increase in the percentage of allowance for loan losses to total loans can be primarily attributed to the reduction in total loans associated with the sale of Bank of Mt. Vernon's banking operations.

     Nonperforming loans increased to $12.6 million as of March 31, 2001, when compared to the $10.7 million on December 31, 2000. This increase in conjunction with the decrease in total loans, resulted in the increase of the ratio of nonperforming loans to total loans from 1.80% on December 31, 2000 to 2.42% on March 31, 2001.

     The Company retained approximately $20 million of loans that were previously serviced and held by Bank of Mt. Vernon. These loans are now held in the Company's subsidiary, Mt. Vernon Financial Holdings, Inc. Exclusive of the nonperforming loans associated with Bank of Mt. Vernon or Mt. Vernon Financial Holdings, Inc., total nonperforming loans decreased approximately 4.3% from December 31, 2000 to March 31, 2001.

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

         5. Maintenance of an adequate available-for-sale security portfolio. The Company owns $156.3 million of securities at market value as of March 31, 2001.

     The cash flow statements for the periods presented in the financial statements provide an indication of the Company's sources and uses of cash as well as an indication of the ability of the Company to maintain an adequate level of liquidity.

         D.     Capital

     At March 31, 2001, total shareholders' equity of $58.5 million was 7.4% of total consolidated assets. This compares to total shareholders' equity of $55.8 million or 6.3% of total consolidated assets on December 31, 2000.

     Tier I capital totaled $58.8 million at March 31, 2001, which represents a Tier I leverage ratio of 7.4%.

     Book value per share was $11.19 at March 31, 2001, and $10.67 at December 31, 2000. An increase in unrealized gain on securities available for sale was primarily responsible for the increase in accumulated other comprehensive income and corresponding increase in book value per share. Also, contributing to the increase in book value per share, as well as total shareholders' equity, was the retention of earnings in the amount of $1,224,000.

     The Company declared a first quarter dividend of $0.15 per share, or $784,835 during the quarter ended March 31, 2000. The Company did not declare a first quarter 2001 dividend.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

     The Company currently does not engage in any derivative or hedging activity. Refer to the Company's 2000 10-K for analysis of the interest rate sensitivity. The Company believes there have been no significant changes in the interest rate sensitivity since previously reported on the Company's 2000 10-K.

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

Item 4.  Submission of Matters to a vote of Security Holders               None

Item 5.  Other Information                                                 None

Item 6.  Exhibits and Reports on Form 8-K
         (a)  Exhibits

              Exhibit No.                      Description of Document
                  27                           Financial Data Schedules

         (b)  Reports on Form 8-K              Form 8-K dated February 12, 2001,
                                               reporting the consummation of a
                                               Purchase and Assumption Agreement
                                               involving the Company's
                                               affiliate, Bank of Mt. Vernon.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 PREMIER FINANCIAL BANCORP, INC.



Date: May 14, 2001                               /s/ Marshall T. Reynolds
                                                 -------------------------------
                                                 Marshall T. Reynolds
                                                 Chairman of the Board



Date: May 14, 2001                               /s/ Gardner E. Daniel
                                                 -------------------------------
                                                 Gardner E. Daniel
                                                 President & Chief Executive
                                                    Officer


Date: May 14, 2001                               /s/ Edward Barnes
                                                 -------------------------------
                                                 Edward Barnes
                                                 Vice President & Chief
                                                    Financial Officer

Exhibit No. 27
Financial Data Schedules
Article 9

MULTIPLIER   1000

PERIOD TYPE                 3-mos
FISCAL-YEAR-END             Dec-31-2001
PERIOD-START                Jan-01-2001
PERIOD-END                  Mar-31-2001
CASH                        20,610
INT-BEARING-DEPOSITS        61
FED-FUNDS-SOLD              40,226
TRADING ASSETS              0
INVESTMENTS-HELD-FOR-SALE   156,280
INVESTMENTS-CARRYING        0
INVESTMENTS-MARKET          0
LOANS                       522,950
ALLOWANCE                   7,953
TOTAL-ASSETS                785,799
DEPOSITS                    628,483
SHORT-TERM                  48,361
LIABILITIES-OTHER           7,985
LONG-TERM                   42,447
PREFERRED-MANDATORY         0
PREFERRED                   0
COMMON                      1,103
OTHER-SE                    57,420
TOTAL-LIABILTIES-AND-EQUITY 785,799
INTEREST-LOAN               12,580
INTEREST-INVEST             2,744
INTEREST-OTHER              472
INTEREST-TOTAL              15,796
INTEREST-DEPOSIT            7,645
INTEREST-EXPENSE            9,442
INTEREST-INCOME-NET         6,354
LOAN-LOSSES                 632
SECURITIES-GAINS            180
EXPENSE-OTHER               6,085
INCOME-PRETAX               4,199
INCOME-PRE-EXTRAORDINARY    1,224
EXTRAORDINARY               0
CHANGES                     0
NET-INCOME                  1,224
EPS-BASIC                   .23
EPS-DILUTED                 .23
YIELD-ACTUAL                3.55 F1
LOANS-NON                   8,871
LOANS-PAST                  3,009
LOANS-TROUBLED              762
LOANS-PROBLEM               0
ALLOWANCE-OPEN              7,821
CHARGE-OFFS                 658
RECOVERIES                  158
ALLOWANCE-CLOSE             7,953
ALLOWANCE-DOMESTIC          7,953
ALLOWANCE-FOREIGN           0
ALLOWANCE-UNALLOCATED       618

F1 Computed as tax-equivalent basis
