Form 10-Q
period 2001-06-30
PREMIER FINANCIAL BANCORP INC
filed 2001-08-14
CIK 887919

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       or

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

         Common stock - 5,232,230 shares outstanding at August 13, 2001.

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

                         PREMIER FINANCIAL BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2001 AND DECEMBER 31, 2000
                             (DOLLARS IN THOUSANDS)

--------------------------------------------------------------------------------

                                                                                    (UNAUDITED)
                                                                                       2001               2000
                                                                                       ----               ----
ASSETS
Cash and due from banks                                                           $      24,501      $       23,339
Interest earning balances with banks                                                         61                 737
Federal funds sold                                                                       25,262              21,087
Investment securities
   Available for sale                                                                   164,242             176,494
   Held to maturity                                                                           -              17,906
Loans                                                                                   524,535             595,947
   Unearned interest                                                                       (220)               (371)
    Allowance for loan losses                                                            (9,403)             (7,821)
                                                                                  -------------      --------------
        Net loans                                                                       514,912             587,755
Federal Home Loan Bank and Federal Reserve Bank stock                                     4,339               4,476
Premises and equipment, net                                                              13,092              15,474
Real estate and other property acquired through foreclosure                               3,529               3,116
Interest receivable                                                                       8,511              10,144
Goodwill and other intangibles                                                           18,016              22,856
Other assets                                                                              6,093               6,548
                                                                                  -------------      --------------
   Total assets                                                                   $     782,558      $      889,932
                                                                                  =============      ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
   Non-interest bearing                                                           $      61,671      $       74,438
   Time deposits, $100 and over                                                          89,866             105,490
   Other interest bearing                                                               487,060             548,484
                                                                                  -------------      --------------
     Total deposits                                                                     638,597             728,412
Securities sold under agreements to repurchase                                            5,291              20,553
Federal Home Loan Bank advances                                                          27,035              30,687
Other borrowed funds                                                                     20,000              20,000
Interest payable                                                                          2,826               3,901
Other liabilities                                                                         2,372               1,799
                                                                                  -------------      --------------
   Total liabilities                                                                    696,121             805,352

Guaranteed preferred beneficial interests in Company's debentures                        28,750              28,750

Stockholders' equity
   Preferred stock, no par value; 1,000,000 shares authorized;
     none issued or outstanding                                                               -                   -
   Common stock, no par value; 10,000,000 shares authorized;
     5,232,230 shares issued and outstanding                                              1,103               1,103
   Surplus                                                                               43,445              43,445
   Retained earnings                                                                     12,670              12,151
   Accumulated other comprehensive income                                                   469                (869)
                                                                                  -------------      --------------
     Total stockholders' equity                                                          57,687              55,830
                                                                                  -------------      --------------
       Total liabilities and stockholders' equity                                 $     782,558      $      889,932
                                                                                  =============      ==============

--------------------------------------------------------------------------------
           See Accompanying Notes to Consolidated Financial Statements
                                                                             3.

                         PREMIER FINANCIAL BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

--------------------------------------------------------------------------------

                                                         Three Months Ended                     Six Months Ended
                                                               June 30,                             June 30,
                                                          2001             2000              2001              2000
                                                          ----             ----              ----              ----
Interest Income
  Loans, including fees                                $ 12,285         $  13,822     $      24,865     $      27,181
  Investment securities
    Taxable                                               1,986             2,586             4,428             5,002
    Tax-Exempt                                              251               363               553               720
  Federal funds sold and other                              477               262               949               741
                                                     ----------    --------------    --------------    --------------
    Total interest income                                14,999            17,033            30,795            33,644

Interest Expense
  Deposits                                                7,002             7,769            14,647            15,432
  Debt and other borrowings                               1,587             2,023             3,384             3,885
                                                     ----------    --------------    --------------     -------------
    Total interest expense                                8,589             9,792            18,031            19,317

Net interest income                                       6,410             7,241            12,764            14,327
Provision for loan losses                                 3,015             1,505             3,647             2,890
                                                     ----------    --------------    --------------    --------------
Net interest  income after  provision  for
loan losses                                               3,395             5,736             9,117            11,437

Non-interest income
  Service charges                                           590               573             1,116             1,065
  Insurance commissions                                      98               121               137               238
  Investment securities gains                                60              (281)              240              (280)
  Gain on the sale of subsidiary's banking
     operations                                               -                 -             3,418                 -
  Other                                                     424               560               823               936
                                                     ----------    --------------    --------------    --------------
                                                          1,172               973             5,734             1,959
Non-interest expenses
  Salaries and employee benefits                          2,893             3,267             5,925             6,550
  Occupancy and equipment expenses                          717               766             1,489             1,538
  Amortization of intangibles                               337               392               674               785
  Other expenses                                          1,764             1,965             3,708             3,637
                                                     ----------    --------------    --------------    --------------
                                                          5,711             6,390            11,796            12,510
                                                     ----------    --------------    --------------    --------------
Income before income taxes                               (1,144)              319             3,055               886
Provision for income taxes                                 (439)               57             2,536               177
                                                     ----------    --------------    --------------    --------------

Net income                                           $     (705)   $          262    $          519    $          709
                                                     ==========    ==============    ==============    ==============

Earnings per share                                       $(.13)              $.05              $.10              $.14
Earnings per share assuming dilution                     $(.13)              $.05              $.10              $.14
Weighted average shares outstanding                      5,232              5,232             5,232             5,232

--------------------------------------------------------------------------------
           See Accompanying Notes to Consolidated Financial Statements
                                                                             4.

                         PREMIER FINANCIAL BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                 (IN THOUSANDS)
                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                                        Three Months Ended                Six Months Ended
                                                             June 30,                         June 30,
                                                        2001           2000            2001            2000
                                                        ----           ----            ----            ----
Net Income                                            $  (705)        $   262         $   519        $   709

Other comprehensive income(loss), net of tax:
   Unrealized gains and (losses) arising during
      the period                                          (92)            (71)          1,496           (288)
   Reclassification of realized amount                    (39)            185            (158)           185
                                                      -------         -------         -------        -------
      Net change in unrealized gain (loss) on
         securities                                      (131)            114           1,338           (103)
                                                      -------         -------         -------        -------

Comprehensive income                                  $  (836)        $   376         $ 1,857        $   606
                                                      =======         =======         =======        =======

--------------------------------------------------------------------------------
           See Accompanying Notes to Consolidated Financial Statements
                                                                             5.

                         PREMIER FINANCIAL BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                 (IN THOUSANDS)
                                   (UNAUDITED)

--------------------------------------------------------------------------------

                                                                                     2001               2000
                                                                                     ----               ----
Cash flows from operating activities
   Net income                                                                   $         519      $         709
   Adjustments to reconcile net income to net cash
     from operating activities
       Depreciation                                                                       652                666
       Provision for loan losses                                                        3,647              2,890
       Amortization, net                                                                  431                622
       FHLB stock dividends                                                              (139)              (147)
       Investment securities losses (gains), net                                         (240)               280
       Gain on the sale of subsidiary's banking operations                             (3,418)                 -
  Changes in
     Interest Receivable                                                                   35                454
     Other assets                                                                        (317)              (669)
     Interest Payable                                                                    (620)               799
     Other liabilities                                                                    573               (100)
                                                                                -------------      -------------
       Net cash from operating activities                                               1,123              5,504
Cash flows from investing activities
   Purchases of securities available for sale                                        (114,579)           (31,624)
   Proceeds from sales of securities available for sale                                12,234             12,890
   Proceeds from maturities and calls of securities available
     for sale                                                                         122,450             12,328
   Purchases of securities held to maturity                                                 -             (1,165)
   Proceeds from maturities and calls of securities held
     to maturity                                                                            -              1,251
   Purchases of FHLB stock                                                               (175)               (42)
   Redemption of FHLB stock                                                               451                  -
   Net change in federal funds sold                                                    (4,175)            12,348
   Net change in loans                                                                (10,975)           (24,104)
   Purchases of premises and equipment, net                                                96               (903)
   Proceeds from sale of other real estate acquired
     through foreclosure                                                                  630                471
   Net cash received (paid) related to acquisitions                                    (7,178)                 -
                                                                                ----------------      ----------
     Net cash from investing activities                                                (1,221)           (18,550)

Cash flows from financing activities
   Net change in deposits                                                              18,698              2,662
   Advances from Federal Home Loan Bank                                                35,819             22,575
   Repayment of Federal Home Loan Bank advances                                       (39,471)           (22,598)
   Net change in agreements to repurchase securities                                  (14,462)             4,725
   Dividends paid                                                                           -               (784)
                                                                                -------------      -------------
     Net cash from financing activities                                                   584              6,580
                                                                                -------------      -------------
Net change in cash and cash equivalents                                                   486             (6,466)

Cash and cash equivalents at beginning of period                                       24,076             29,861
                                                                                -------------      -------------

Cash and cash equivalents at end of period                                      $      24,562      $      23,395
                                                                                =============      =============

--------------------------------------------------------------------------------
           See Accompanying Notes to Consolidated Financial Statements
                                                                             6.

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

--------------------------------------------------------------------------------

NOTE  1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Premier Financial Bancorp, Inc. (the Company) and its wholly owned subsidiaries:

                                                                                 Year             June 30, 2001
                                                                               Acquired              Assets
                                                                               --------              ------
                                                                                                 (In Thousands)
Citizens Deposit Bank & Trust               Vanceburg, Kentucky                 1991            $   121,871
Bank of Germantown                          Germantown, Kentucky                1992                 28,933
Citizens Bank (Kentucky), Inc.              Georgetown, Kentucky                1995                107,983
Farmers Deposit Bank                        Eminence, Kentucky                  1996                146,286
The Sabina Bank                             Sabina, Ohio                        1997                 52,110
Ohio River Bank                             Ironton, Ohio                       1998                 77,521
The Bank of Philippi, Inc.                  Philippi, West Virginia             1998                 80,062
Boone County Bank, Inc.                     Madison, West Virginia              1998                148,275

The Company also has a data processing subsidiary, Premier Data Services, Inc., the PFBI Capital Trust subsidiary as discussed in Note 7, and a loan servicing subsidiary, Mt. Vernon Financial Holdings, Inc., the successor to Bank of Mt. Vernon. All intercompany transactions and balances have been eliminated.

NOTE  2 - BUSINESS COMBINATIONS

On July 9, 2001, the Company announced the signing of a definitive agreement to sell selected assets and have specified liabilities assumed of The Sabina Bank. Additional information regarding this proposed transaction can be found in Part II, Item 5, Other Information.

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

NOTE  4 - SECURITIES

Amortized cost and fair value of investment securities, by category, at June 30, 2001 are summarized as follows:

                                                                         (In Thousands)
                                                   Amortized        Unrealized        Unrealized          Fair
                                                      Cost             Gains            Losses            Value
                                                      ----             -----            ------            -----
Available for sale
  U. S. Treasury securities                     $        5,321    $           32   $            -    $         5,353
  U. S. agency securities                              120,854               517              (64)           121,307
  Obligations of states and political
     Subdivisions                                       19,903               496              (19)            20,380
  Mortgage-backed securities                             9,433                 -              (18)             9,415
  Other securities                                       8,021                 7             (241)             7,787
                                                --------------    --------------   --------------    ---------------
     Total available for sale                   $      163,532    $        1,052   $         (342)   $       164,242
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
                                                ==============    ==============   ==============    ===============

--------------------------------------------------------------------------------
                                    CONTINUED

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

--------------------------------------------------------------------------------

NOTE  4 - SECURITIES (Continued)

                                                                         (In Thousands)
                                                   Amortized        Unrealized        Unrealized          Fair
                                                      Cost             Gains            Losses            Value
                                                      ----             -----            ------            -----
Held to maturity
  U. S. agency securities                                1,233                 4               (7)             1,230
  Obligations of states and political
     Subdivisions                                       16,656               378              (31)            17,003
  Mortgage-backed securities                                17                 -               (1)                16
                                                --------------    --------------   --------------    ---------------
     Total held to maturity                     $       17,906    $          382   $          (39)   $        18,249
                                                ==============    ==============   ==============    ===============

NOTE  5 - LOANS

Major classifications of loans at June 30, 2001 and December 31, 2000 are summarized as follows:

                                                                                            2001           2000
                                                                                            ----           ----
                                                                                              (In Thousands)
Commercial, secured by real estate                                                    $    116,801     $    149,733
Commercial, other                                                                           79,826           86,069
Real estate construction                                                                    21,727           24,774
Residential real estate                                                                    190,694          211,662
Agricultural                                                                                11,809           13,817
Consumer and home equity                                                                   101,959          108,646
Other                                                                                        1,719            1,246
                                                                                      ------------     ------------

                                                                                      $    524,535     $    595,947
                                                                                      ============     ============

NOTE  6 - ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses are as follows:

                                                       Three Months Ended                Six Months Ended
                                                            June 30,                         June 30,
                                                        2001           2000            2001            2000
                                                        ----           ----            ----            ----
Balance, beginning of period                          $ 7,953         $ 7,626         $ 7,821        $ 6,812
Net charge-offs                                        (1,565)           (886)         (2,065)        (1,457)
Provision for loan losses                               3,015           1,505           3,647          2,890
                                                      -------         -------         -------        -------

Balance, end of period                                $ 9,403         $ 8,245         $ 9,403        $ 8,245
                                                      =======         =======         =======        =======

--------------------------------------------------------------------------------
                                    CONTINUED

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

NOTE  8 - STOCKHOLDERS' EQUITY

The Company's principal source of funds is dividends received from the subsidiary Banks. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year's net profits, as defined, combined with the retained net profits of the preceding two years, subject to the capital requirements and additional restrictions as discussed below. During 2001, the Banks could, without prior approval, declare dividends of approximately $2.3 million plus any 2001 net profits in certain banking subsidiaries retained to the date of the dividend declaration.

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

These quantitative measures established by regulation to ensure capital adequacy require the Company and Banks to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of June 30, 2001, the Company and the Banks meet all quantitative capital adequacy requirements to which they are subject.

--------------------------------------------------------------------------------
                                    CONTINUED

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

--------------------------------------------------------------------------------

NOTE  8 - STOCKHOLDERS' EQUITY (Continued)

Shown below is a summary of regulatory capital ratios for the Company:

                                                                                            Regulatory
                                                 June 30,            December 31,             Minimum
                                                  2001                  2000                Requirements
                                                  ----                  ----                ------------
Tier I Capital (to Average Assets)                  7.6%                  6.1%                  4.0%
Tier I Capital (to Risk-Weighted Assets)           11.3%                  9.0%                  4.0%
Total Capital (to Risk-Weighted Assets)            14.4%                 12.0%                  8.0%

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

Citizens Deposit Bank (Citizens) entered into a Written Agreement with the FRB on September 29, 2000 restricting Citizens from declaring or paying dividends without prior approval. This agreement is in effect until terminated by the FRB. Citizens' Tier I capital to average assets was 9.0% at June 30, 2001.

Bank of Germantown (Germantown) entered into an agreement with the Kentucky Department of Financial Institutions (KDFI) and the Federal Deposit Insurance Corporation (FDIC) on June 13, 2000 restricting Germantown from declaring or paying dividends, without prior approval, if its Tier I capital to average assets falls below 8%. This agreement is in effect until terminated by the KDFI and FDIC. Germantown's Tier I capital to average assets was 7.0% at June 30, 2001.

As of June 30, 2001, the most recent notification from the Federal Reserve Bank categorized the Company and its subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum Total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the preceding table. There are no conditions or events since that notification that management believes have changed the Company's category.

--------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

         A.     Results of Operations

         Net income for the six months ended June 30, 2001 was $519,000 or $0.10 per share compared to net income of $709,000 or $0.14 per share for the six months ended June 30, 2000. Net income for the 2001 period includes the $625,000 net gain (after tax) realized from the sale of Bank of Mt. Vernon's banking operations. Excluding the net gain on the sale and the loss from operations of the Bank of Mt. Vernon's successor entity, Mt. Vernon Financial Holdings, Inc., Premier's net income for the six months ending June 30, 2001 was $636,000, or $0.12 per share. This compares to Premier's net income for the six months ending June 30, 2000, net of the Bank of Mt. Vernon's operations, of $452,000 or $0.09 cents per share.

         Results for the six months ending June 30, 2001 reflect charges for amortization of goodwill and other intangibles associated with cash acquisitions totaling $510,000 (after tax) as compared to $621,000 (after tax) in the same period for 2000. Not including these charges, net income for the first six months of 2001 was $1,029,000 or $0.20 per share versus $1,330,000 or $0.25 per share in 2000. Not including these charges, and excluding the net gain on the sale and the loss from operations of Mt. Vernon Financial Holdings, Inc., Premier's net income for the six months ending June 30, 2001 was $1,146,000, or $0.22 per share. Not including these charges, and excluding the Bank of Mt. Vernon's operations, net income for the same period in 2000 was $1,073,000, or $0.21 per share.

         Premier recorded a net loss for the quarter ending June 30, 2001, of $(705,000), or (13) cents per share, compared to net income of $262,000, or 5 cents per share, for the second quarter in 2000. Results for the second quarter in 2000 include the operations of the Bank of Mt. Vernon, which was involved in a sale of certain assets and assumption of certain liabilities in the first quarter of 2001. Excluding the operations of the Bank of Mt. Vernon's successor non-bank entity, Mt. Vernon Financial Holdings, Inc., net income for the quarter ending June 30, 2001 was $90,000, or 2 cents per share. This compares to net income for the quarter ending June 30, 2000, net of the Bank of Mt. Vernon's operations, of $129,000, or 2 cents per share.

         Results for the second quarter 2001 reflect charges for amortization of goodwill and other intangibles associated with cash acquisitions totaling $255,000 (after tax) as compared to $311,000 (after tax) in the same period for 2000. Excluding these charges, the net loss for the second quarter 2001 was $(450,000), or (9) cents per share, versus net income of $573,000, or 11 cents per share for the same period in 2000. Excluding these charges and the operations of Bank of Mt. Vernon and its successor entity, Premier would have experienced positive earnings of $345,000 or $0.07 per share, for the quarter ending June 30, 2001 versus $440,000 or $0.08 per share for the same quarter in 2000.

         Net interest income decreased $1,563,000 to $12,764,000 for the six months ended June 30, 2001 compared to $14,327,000 for the same period in 2000. Net interest income decreased $831,000 to $6,410,000 for the three months ended June 30, 2001 compared to the $7,241,000 reported in the three months ended June 30, 2000. This is due to the decrease in earning assets associated with the sale of Bank of Mt. Vernon's banking operations. Net interest margin on a tax equivalent basis for the six months ending June 30, 2001 was approximately 3.59% as compared to 3.75% for the same period in 2000. This decrease in net interest margin is the result primarily from an increase in shorter term assets which are at lower rates from the same period last year due to the recent drop in market interest rates. The annualized returns on stockholders' equity and on average assets were approximately 1.79% and .13% for the six months ended June 30, 2001 compared to 2.74% and .17% for the same period in 2000. Excluding the net gain (after tax) from the sale and the operations of the Bank of Mt. Vernon and its successor, the annualized returns on stockholders equity and on average assets were approximately 2.19% and .17% for the six months ended June 30, 2001 versus 1.74% and .12% for the same period in 2000.

         During the quarter ending June 30, 2001 the provision for loan losses was $3,015,000 compared to $1,505,000 for the same period in 2000, an increase of $1,510,000. The provision attributed to Mt. Vernon Financial Holdings, Inc., for the quarter ending June 30, 2001, was $1,545,000 compared to the $350,000 in provision to loan loss reserves for the Bank of Mt. Vernon in the quarter ending June 30, 2000. For the six months ended June 30, 2001 the provision for loan loss was $3,647,000 compared to $2,890,000 for the same period ended June 30, 2000, an increase of $757,000. The provision attributed to Mt. Vernon Financial Holdings, Inc. for the six months ending June 30, 2001 was $1,558,000 compared to the $637,000 in provision to loan loss reserves for the Bank of Mt. Vernon for the same period in 2000. The increases in both the six months ended June 30, 2001 and the three months ended June 30, 2001 are primarily attributable to the replenishment and required additions to the reserve for loan losses at a majority of the Company's affiliates. Additional information concerning the level of and the activity within the reserve for loan losses can be found in the Financial Position section.

         Non-interest income increased $3,775,000 to $5,734,000 for the first six months of 2001 compared to $1,959,000 for the first six months of 2000. Excluding the pre-tax gain on sale of subsidiary's banking operations of $3,418,000, non-interest income increased $357,000 or 18.2%, for the six months ending June 30, 2001 compared to the same period for 2000. Non-interest income increased $199,000, or 20.5%, to $1,172,000 for the three months ended June 30, 2001 compared to $973,000 for the same period in 2000.

         Non-interest expenses for the first half of 2001 totaled $11,796,000 or 3.0% of average assets on an annualized basis compared to $12,510,000 or 2.9% of average assets for the same period of 2000. Contributing to this decrease is the exclusion of the Bank of Mt. Vernon's operations. This decrease was partially offset by increased costs associated with heightened levels of risk identification and controls.

         Income tax expense was $2,536,000 for the first six months of 2001 compared to $177,000 for the first six months of 2000. The increase in income tax expense can be attributed to the $2,792,000 tax effect associated with the gain on sale of subsidiary's banking operations. Income tax expense was $(439,000) for the three month period ended June 30, 2001, a decrease of $496,000 from the $57,000 for the same period in 2000. This decrease in income tax expense can be attributed to the decrease in income before taxes, a result of the increase in the provision for loan loss during the same period. The annualized effective tax rate for the period ended June 30, 2001 was 83.0%, compared to the 20.0% effective tax rate for the same period in 2000. This is primarily due to the elimination of intangibles associated with the Company's acquisition of the Bank of Mt. Vernon. The expensing of this intangible was a non-taxable event thereby raising the annualized effective tax rate for the period ended June 30, 2001.

B.            Financial Position

         Total assets decreased $107.3 million or 12.1% to $782.6 million from the $889.9 million on December 31, 2000. This decrease can be attributed to the decrease in assets of approximately $110 million associated with the sale of Bank of Mt. Vernon's banking operations. Exclusive of the assets involved in this sale total assets increased approximately $2.7 million, or .3%, when comparing June 30, 2001 to December 31, 2000.

         Earning assets decreased to $718.2 million on June 30, 2001 from $816.3 million on December 31, 2000, a decrease of $98.1 million, or 12.0%. This decrease can be primarily attributed to the decrease in earning assets of approximately $92 million associated with the sale of Bank of Mt. Vernon' s banking operations. Exclusive of the earning assets involved in this sale, total earning assets decreased approximately $6.1 million, or .8%, from December 31, 2000 to June 30, 2001.

         Cash and cash equivalents at June 30, 2001 were $24.6 million or a $.6 million increase from $24.0 million on December 31, 2000. Fed funds sold increased to $25.3 million from $21.1 million during the same period; an increase of $4.2 million.

         Total loans at June 30, 2001 were $524.3 million compared to $595.6 million at December 31, 2000, a decrease of $71.3 million. This decrease can be attributed to the approximately $79 million of loans included in the sale of Bank of Mt. Vernon's banking operations. Exclusive of the loans involved in this sale, total loans increased approximately $7.7 million, or 1.4%, when comparing June 30, 2001 to December 31, 2000.

         Deposits totaled $638.6 million as of June 30, 2001, a decrease of $89.8 million, or 12.3%, from the December 31, 2000 amount of $728.4 million. This decrease can be attributed to the decrease in deposits of approximately $109 million associated with the sale of Bank of Mt. Vernon's banking operations. Exclusive of the deposits involved in this sale, total deposits increased approximately $19.2 million, or 3.1%, when comparing June 30, 2001 to December 31, 2000.

         Short term borrowings and Federal Home Loan Bank advances at June 30, 2001 were $32.3 million compared to the $51.2 million at December 31, 2000, a decrease of $18.9 million.

         The following table sets forth information with respect to the Company's nonperforming assets at June 30, 2001 and December 31, 2000.

                                                                   (In Thousands)
                                                             2001                 2000
                                                             ----                 ----
Non-accrual loans                                       $       10,799        $      7,840
Accruing loans which are contractually
   past due 90 days or more                                      8,256               2,196
Restructured                                                       522                 689
                                                        --------------        ------------
     Total non-performing loans                                 19,577              10,725
Other real estate acquired through
    Foreclosure                                                  3,529               3,116
                                                        --------------        ------------
     Total non-performing assets                        $       23,106        $     13,841

Non-performing loans as a percentage
      of total loans                                              3.73%               1.80%

Non-performing assets as a percentage
     of total assets                                              2.95%               1.56%


         The provision for loan losses and net chargeoffs were $3,015,000 and $1,565,000 for the second quarter of 2001 compared to $1,505,000 and $886,000, respectively, for the second quarter of 2000. The provision for loan losses and net chargeoffs were $3,647,000 and $2,065,000 for the first six months of 2001 compared to $2,890,000 and $1,457,000 for the six month period ended June 30, 2000. The increases in the provision for both the three month and six month periods ended June 30, 2001 were necessary to replenish the reserve from the increased charge-offs and to accommodate the increased level of non-performing loans. The allowance for loan losses at June 30, 2001 was 1.79% of total loans as compared to 1.31% at December 31, 2000. This increase in the percentage of allowance for loan losses to total loans can be attributed to the reduction in total loans associated with the sale of Bank of Mt. Vernon's banking operations and the increase in non-performing loans.

         Nonperforming loans increased to $19.6 million as of June 30, 2001, when compared to the $10.7 million on December 31, 2000. This increase in conjunction with the decrease in total loans, resulted in the increase of the ratio of nonperforming loans to total loans from 1.80% on December 31, 2000 to 3.73% on June 30, 2001.

         The Company retains approximately $18 million of loans that were previously serviced and held by Bank of Mt. Vernon, of which approximately $9.1 million are currently nonperforming. These loans are now held in the Company's subsidiary, Mt. Vernon Financial Holdings, Inc. Exclusive of the nonperforming loans associated with Bank of Mt. Vernon or Mt. Vernon Financial Holdings, Inc., total nonperforming loans increased approximately $3.9 million from December 31, 2000 to June 30, 2001. This increase can be attributed to the deterioration in loan quality within the Company's markets to a level higher than previously anticipated. Further deterioration, if any, will be addressed on an ongoing basis.

         Although management believes it uses the best information available to make allowance provisions, future adjustments, which could be material, may be necessary if management's assumptions differ significantly from the loan portfolio's actual performance.

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

         5. Maintenance of an adequate available-for-sale security portfolio. The Company owns $164.2 million of securities at market value as of June 30, 2001.

         The cash flow statements for the periods presented in the financial statements provide an indication of the Company's sources and uses of cash as well as an indication of the ability of the Company to maintain an adequate level of liquidity.

         D.     Capital

         At June 30, 2001, total shareholders' equity of $57.7 million was 7.4% of total consolidated assets. This compares to total shareholders' equity of $55.8 million or 6.3% of total consolidated assets on December 31, 2000.

         Tier I capital totaled $58.2 million at June 30, 2001, which represents a Tier I leverage ratio of 7.6%. This compares to Tier I capital of $52.6 million at December 31, 2000, which represents a Tier I leverage ratio of 6.1%.

         Book value per share was $11.03 at June 30, 2001, and $10.67 at December 31, 2000. An increase in unrealized gain on securities available for sale was primarily responsible for the increase in accumulated other comprehensive income and corresponding increase in book value per share. Also, contributing to the increase in book value per share, as well as total shareholders' equity, was the retention of earnings in the amount of $519,000.

         The Company did not declare a first quarter or second quarter 2001 dividend. The Company declared a first quarter 2000 dividend of $0.15 per share, or $784,835. During the second quarter 2000, the Company suspended its common stock dividend and subsequently entered into an agreement with the Federal Reserve Bank (FRB) to refrain from paying any dividends without written approval from the FRB.

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

         (a) Annual meeting of the Shareholders was held June 20, 2001.

         (b) The following were elected as directors of the Corporation for a term of one year.

               1.       Edsel R. Burns
               2.       Marshall T. Reynolds
               3.       Gardner E. Daniel
               4.       Toney Adkins
               5.       Hosmer A. Brown, III
               6.       Wilbur M. Jenkins
               7.       E. V. Holder, Jr.
               8.       Neal Scaggs
               9.       Keith Molihan
              10.       Thomas W. Wright

         (c) Ratification of Crowe, Chizek and Company, LLP as independent auditors of the Corporation for 2001. Votes for 4,598,903; votes against 16,935; votes abstaining 11,612.

Item 5.  Other Information

         Premier Financial Bancorp, Inc., Georgetown, Kentucky, a multi-bank holding company with affiliates in Kentucky, Ohio and West Virginia announced July 9, 2001 the signing of a definitive agreement to sell selected assets and liabilities of The Sabina Bank, which operates three offices in Sabina, Ada and Waynesfield, Ohio, to The National Bank and Trust Company (NB&T), Wilmington, Ohio.
         Under the terms of the agreement, NB&T will acquire substantially all of the assets and assume specified liabilities, including the deposits, of The Sabina Bank. NB&T will pay to Premier in cash an amount equal to 2.25 times the regulatory Tier I capital of The Sabina Bank, less intangible assets and certain other amounts. Based on financial data as of March 31, 2001, that amount would have been approximately, $11.5 million.
         The acquisition will not require the approval of the shareholders of either Premier or NB&T Financial Group. The transaction is expected to be consummated before the end of the year, subject to regulatory approval and customary conditions of closing.
         At March 31, 2001, The Sabina Bank had approximately $55 million in total assets and $47 million in deposits.

Item 6.  Exhibits and Reports on Form 8-K                                   None

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            PREMIER FINANCIAL BANCORP, INC.



Date: August 13, 2001                   /s/ Marshall T. Reynolds
                                        ------------------------------------
                                        Marshall T. Reynolds
                                        Chairman of the Board


Date: August 13, 2001                   /s/ Gardner E. Daniel
                                        ------------------------------------
                                        Gardner E. Daniel
                                        President & Chief Executive Officer


Date: August 13, 2001                   /s/ Edward Barnes
                                        ------------------------------------
                                        Edward Barnes
                                        Vice President & Chief Financial Officer