Form 10-Q
period 2001-09-30
PREMIER FINANCIAL BANCORP INC
filed 2001-11-13
CIK 887919

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended September 30, 2001

                                       or

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

         Common stock - 5,232,230 shares outstanding at November 12, 2001.

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

                         PREMIER FINANCIAL BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
                             (DOLLARS IN THOUSANDS)

--------------------------------------------------------------------------------

                                                                                    (UNAUDITED)
                                                                                       2001               2000
                                                                                       ----               ----

ASSETS
Cash and due from banks                                                           $      20,348      $       23,339
Interest earning balances with banks                                                         61                 737
Federal funds sold                                                                       36,695              21,087
Investment securities
   Available for sale                                                                   157,154             176,494
   Held to maturity                                                                           -              17,906
Loans                                                                                   509,642             595,947
   Unearned interest                                                                       (134)               (371)
    Allowance for loan losses                                                           (10,147)             (7,821)
                                                                                  -------------      --------------
        Net loans                                                                       499,361             587,755
Federal Home Loan Bank and Federal Reserve Bank stock                                     4,408               4,476
Premises and equipment, net                                                              13,088              15,474
Real estate and other property acquired through foreclosure                               6,319               3,116
Interest receivable                                                                       8,756              10,144
Goodwill and other intangibles                                                           17,679              22,856
Other assets                                                                              8,237               6,548
                                                                                  -------------      --------------
   Total assets                                                                   $     772,106      $      889,932
                                                                                  =============      ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
   Non-interest bearing                                                           $      64,634      $       74,438
   Time deposits, $100 and over                                                          97,110             105,490
   Other interest bearing                                                               466,073             548,484
                                                                                  -------------      --------------
     Total deposits                                                                     627,817             728,412
Securities sold under agreements to repurchase                                            5,414              20,553
Federal Home Loan Bank advances                                                          26,794              30,687
Other borrowed funds                                                                     20,000              20,000
Interest payable                                                                          2,770               3,901
Other liabilities                                                                         1,718               1,799
                                                                                  -------------      --------------
   Total liabilities                                                                    684,513             805,352

Guaranteed preferred beneficial interests in Company's debentures                        28,750              28,750

Stockholders' equity
   Preferred stock, no par value; 1,000,000 shares authorized;
     none issued or outstanding                                                               -                   -
   Common stock, no par value; 10,000,000 shares authorized;
     5,232,230 shares issued and outstanding                                              1,103               1,103
   Surplus                                                                               43,445              43,445
   Retained earnings                                                                     12,716              12,151
   Accumulated other comprehensive income                                                 1,579                (869)
                                                                                  -------------      --------------
     Total stockholders' equity                                                          58,843              55,830
                                                                                  -------------      --------------
       Total liabilities and stockholders' equity                                 $     772,106      $      889,932
                                                                                  =============      ==============

--------------------------------------------------------------------------------
          See Accompanying Notes to Consolidated Financial Statements

                         PREMIER FINANCIAL BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

--------------------------------------------------------------------------------

                                                         Three Months Ended                      Nine Months Ended
                                                             September 30,                        September 30,
                                                          2001             2000              2001              2000
                                                          ----             ----              ----              ----
Interest Income
  Loans, including fees                              $   11,723        $   14,399     $      36,588     $      41,580
  Investment securities
    Taxable                                               1,916             2,520             6,344             7,522
    Tax-Exempt                                              255               343               808             1,063
  Federal funds sold and other                              349               343             1,298             1,084
                                                     -----------       -----------    --------------    --------------
    Total interest income                                14,243            17,605            45,038            51,249

Interest Expense
  Deposits                                                6,501             8,321            21,148            23,753
  Debt and other borrowings                               1,502             2,153             4,886             6,038
                                                     -----------       -----------    --------------    --------------
    Total interest expense                                8,003            10,474            26,034            29,791

Net interest income                                       6,240             7,131            19,004            21,458
Provision for loan losses                                 1,793             1,125             5,440             4,015
                                                     -----------       -----------    --------------    --------------
Net interest income after provision for loan losses       4,447             6,006            13,564            17,443

Non-interest income
  Service charges                                           550               583             1,666             1,648
  Insurance commissions                                      78               147               215               385
  Investment securities gains(losses)                       195                 1               435              (279)
  Gain on the sale of subsidiary's banking
     operations                                               -                 -             3,418                 -
  Other                                                     440               300             1,263             1,236
                                                     -----------       -----------    --------------    --------------
                                                          1,263             1,031             6,997             2,990
Non-interest expenses
  Salaries and employee benefits                          2,902             3,551             8,827            10,101
  Occupancy and equipment expenses                          714               827             2,203             2,365
  Amortization of intangibles                               337               393             1,011             1,178
  Other expenses                                          1,753             1,823             5,461             5,460
                                                     -----------       -----------    --------------    --------------
                                                          5,706             6,594            17,502            19,104
                                                     -----------       -----------    --------------    --------------
Income before income taxes                                    4               443             3,059             1,329
Provision for income taxes(benefit)                         (42)               72             2,494               249
                                                     -----------       -----------    --------------    --------------

Net income                                           $       46       $       371     $         565     $       1,080
                                                     ===========       ===========    ==============    ==============

Earnings per share                                         $.01              $.07              $.11              $.21
Earnings per share assuming dilution                       $.01              $.07              $.11              $.21
Weighted average shares outstanding                       5,232             5,232             5,232             5,232

--------------------------------------------------------------------------------
          See Accompanying Notes to Consolidated Financial Statements
                                                                              4.

                        PREMIER FINANCIAL BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                 (IN THOUSANDS)
                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                                       Three Months Ended                Nine Months Ended
                                                          September 30,                    September 30,
                                                        2001           2000            2001            2000
                                                        ----           ----            ----            ----

Net Income                                            $    46         $   371         $   565        $ 1,080

Other comprehensive income(loss), net of tax:
   Unrealized gains and (losses) arising during
      the period                                        1,239           1,178           2,735            890
   Reclassification of realized amount                   (129)             (1)           (287)           184
                                                      -------         -------         -------        -------
      Net change in unrealized gain (loss) on
         securities                                     1,110           1,177           2,448          1,074
                                                      -------         -------         -------        -------

Comprehensive income                                  $ 1,156         $ 1,548         $ 3,013        $ 2,154
                                                      =======         =======         =======        =======

--------------------------------------------------------------------------------
          See Accompanying Notes to Consolidated Financial Statements
                                                                              5.

                        PREMIER FINANCIAL BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                 (IN THOUSANDS)
                                   (UNAUDITED)

--------------------------------------------------------------------------------

                                                                                     2001               2000
                                                                                     ----               ----
Cash flows from operating activities
   Net income                                                                   $         565      $       1,080
   Adjustments to reconcile net income to net cash
     from operating activities
       Depreciation                                                                       975              1,075
       Provision for loan losses                                                        5,440              4,015
       Amortization, net                                                                  693                904
       FHLB stock dividends                                                              (207)              (224)
       Investment securities losses (gains), net                                         (435)               279
       Gain on the sale of subsidiary's banking operations                             (3,418)                 -
  Changes in
     Interest Receivable                                                                 (210)              (235)
     Other assets                                                                      (3,033)              (774)
     Interest Payable                                                                    (676)               571
     Other liabilities                                                                    (80)               228
                                                                                -------------      -------------
       Net cash from operating activities                                                (386)             6,919
Cash flows from investing activities
   Purchases of securities available for sale                                        (151,242)           (37,080)
   Proceeds from sales of securities available for sale                                12,429             13,845
   Proceeds from maturities and calls of securities available
     for sale                                                                         167,958             15,126
   Purchases of securities held to maturity                                                 -             (1,321)
   Proceeds from maturities and calls of securities held
     to maturity                                                                            -              1,614
   Purchases of FHLB stock                                                               (176)               (42)
   Redemption of FHLB stock                                                               451                  -
   Net change in federal funds sold                                                   (15,608)             8,086
   Net change in loans                                                                   (299)           (35,393)
   Purchases of premises and equipment, net                                              (223)            (1,266)
   Proceeds from sale of other real estate acquired
     through foreclosure                                                                  921                594
   Net cash received (paid) related to acquisitions                                    (7,178)                -
                                                                                -------------      -------------
     Net cash from investing activities                                                 7,033            (35,837)

Cash flows from financing activities
   Net change in deposits                                                               7,917             16,740
   Advances from Federal Home Loan Bank                                                40,385             38,475
   Repayment of Federal Home Loan Bank advances                                       (44,277)           (39,224)
   Net change in agreements to repurchase securities                                  (14,339)             6,247
   Dividends paid                                                                           -               (785)
                                                                                -------------      -------------
     Net cash from financing activities                                               (10,314)            21,453
                                                                                -------------      -------------
Net change in cash and cash equivalents                                                (3,667)            (7,465)

Cash and cash equivalents at beginning of period                                       24,076             29,861
                                                                                -------------      -------------

Cash and cash equivalents at end of period                                      $      20,409      $      22,396
                                                                                =============      =============

--------------------------------------------------------------------------------
          See Accompanying Notes to Consolidated Financial Statements
                                                                              6.

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

--------------------------------------------------------------------------------

NOTE  1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Premier Financial Bancorp, Inc. (the Company) and its wholly owned subsidiaries:

                                                                                 Year          September 30, 2001
                                                                              Acquired              Assets
                                                                              --------              ------
                                                                                                (In Thousands)
Citizens Deposit Bank & Trust               Vanceburg, Kentucky                 1991            $   115,919
Bank of Germantown                          Germantown, Kentucky                1992                 28,717
Citizens Bank (Kentucky), Inc.              Georgetown, Kentucky                1995                106,193
Farmers Deposit Bank                        Eminence, Kentucky                  1996                143,529
The Sabina Bank                             Sabina, Ohio                        1997                 49,977
Ohio River Bank                             Ironton, Ohio                       1998                 70,156
The Bank of Philippi, Inc.                  Philippi, West Virginia             1998                 80,617
Boone County Bank, Inc.                     Madison, West Virginia              1998                160,741

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

NOTE  4 - SECURITIES

Amortized cost and fair value of investment securities, by category, at September 30, 2001 are summarized as follows:

                                                                         (In Thousands)
                                                   Amortized        Unrealized        Unrealized           Fair
                                                      Cost             Gains            Losses            Value
Available for sale
  U. S. Treasury securities                     $        4,007    $           33   $            -    $         4,040
  U. S. agency securities                              113,809             1,480              (18)           115,271
  Obligations of states and political
     Subdivisions                                       20,009               772                -             20,781
  Mortgage-backed securities                             8,932               131                -              9,063
  Other securities                                       8,000               104             (105)             7,999
                                                --------------    --------------   --------------    ---------------
     Total available for sale                   $      154,757    $        2,520   $         (123)   $       157,154
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
                                                ==============    ==============   ==============    ===============

--------------------------------------------------------------------------------
                                   CONTINUED
                                                                              8.

                        PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

--------------------------------------------------------------------------------

NOTE  4 - SECURITIES (Continued)

                                                                         (In Thousands)
                                                   Amortized        Unrealized        Unrealized           Fair
                                                      Cost             Gains            Losses            Value
Held to maturity
  U. S. agency securities                                1,233                 4               (7)             1,230
  Obligations of states and political
     Subdivisions                                       16,656               378              (31)            17,003
  Mortgage-backed securities                                17                 -               (1)                16
                                                --------------    --------------   --------------    ---------------
     Total held to maturity                     $       17,906    $          382   $          (39)   $        18,249
                                                ==============    ==============   ==============    ===============


NOTE  5 - LOANS

Major classifications of loans at September 30, 2001 and December 31, 2000 are summarized as follows:

                                                                                            2001           2000
                                                                                            ----           ----
                                                                                                (In Thousands)
Commercial, secured by real estate                                                    $    115,585     $    149,733
Commercial, other                                                                           77,249           86,069
Real estate construction                                                                    20,450           24,774
Residential real estate                                                                    186,767          211,662
Agricultural                                                                                11,968           13,817
Consumer and home equity                                                                    96,589          108,646
Other                                                                                        1,034            1,246
                                                                                      ------------     ------------

                                                                                      $    509,642     $    595,947
                                                                                      ============     ============


NOTE  6 - ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses are as follows:

                                                       Three Months Ended                Nine Months Ended
                                                            Sept. 30,                        Sept. 30,
                                                        2001           2000            2001            2000
                                                        ----           ----            ----            ----
Balance, beginning of period                          $ 9,403        $ 8,245         $ 7,821         $ 6,812
Net charge-offs                                        (1,049)          (793)         (3,114)         (2,250)
Provision for loan losses                               1,793          1,125           5,440           4,015
                                                      -------        -------         -------         -------

Balance, end of period                                $10,147        $ 8,577         $10,147         $ 8,577
                                                      =======        =======         =======         =======

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

These quantitative measures established by regulation to ensure capital adequacy require the Company and Banks to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of September 30, 2001, the Company and the Banks meet all quantitative capital adequacy requirements to which they are subject.

--------------------------------------------------------------------------------
                                   CONTINUED
                                                                             10.

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

--------------------------------------------------------------------------------
NOTE  8 - STOCKHOLDERS' EQUITY (Continued)

Shown below is a summary of regulatory capital ratios for the Company:

                                                                                            Regulatory
                                               September 30,         December 31,             Minimum
                                                   2001                  2000               Requirements
                                                   ----                  ----               ------------
Tier I Capital (to Average Assets)                  7.7%                  6.1%                  4.0%
Tier I Capital (to Risk-Weighted Assets)           11.5%                  9.0%                  4.0%
Total Capital (to Risk-Weighted Assets)            14.6%                 12.0%                  8.0%

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

Citizens Deposit Bank (Citizens) entered into a Written Agreement with the FRB on September 29, 2000 restricting Citizens from declaring or paying dividends without prior approval. This agreement is in effect until terminated by the FRB. Citizens' Tier I capital to average assets was 9.2% at September 30, 2001.

Bank of Germantown (Germantown) entered into a revised agreement with the Kentucky Department of Financial Institutions (KDFI) and the Federal Deposit Insurance Corporation (FDIC) on August 14, 2001, which in part lifted the previous requirement of prior approval for dividends if Germantown's Tier I capital to average assets fell below 8%. The revised agreement requires the maintaining of a Tier I capital ratio equal to or greater than 7%. This agreement is in effect until terminated by the KDFI and FDIC. Germantown's Tier I capital to average assets was 7.0% at September 30, 2001.

As of September 30, 2001, the most recent notification from the Federal Reserve Bank categorized the Company and its subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum Total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the preceding table. There are no conditions or events since that notification that management believes have changed the Company's category.

--------------------------------------------------------------------------------
                                   CONTINUED
                                                                             11.

                        PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

--------------------------------------------------------------------------------


NOTE 9 - NEW ACCOUNTING PRONOUNCEMENTS

In 2001, new accounting guidance was issued that requires the purchase method of accounting for all business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interests method of accounting after this time. Beginning in 2002, the new guidance revises the accounting for goodwill and intangible assets. Intangible assets with indefinite lives and goodwill will no longer be amortized, but will periodically be reviewed for impairment and written down if impaired. Additional disclosures about intangible assets and goodwill may be required. An initial goodwill impairment test is required during the first six months of 2002. The Company has not yet completed an analysis of its intangibles under the new guidance and cannot assess the impact on the financial statements at this time.

--------------------------------------------------------------------------------
                                                                             12.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

     A. Results of Operations

     Net income for the nine months ended September 30, 2001 was $565,000 or $0.11 per share compared to net income of $1,080,000 or $0.21 per share for the nine months ended September 30, 2000. Net income for the 2001 period includes the $625,000 net gain (after tax) realized from the sale of Bank of Mt. Vernon's banking operations. Excluding the net gain on the sale and the loss from operations of the Bank of Mt. Vernon's successor entity, Mt. Vernon Financial Holdings, Inc., Premier's net income for the nine months ending September 30, 2001 was $1,126,000, or $0.22 per share. This compares to Premier's net income for the nine months ending September 30, 2000, net of the Bank of Mt. Vernon's operations, of $569,000 or $0.11 cents per share.

     Results for the nine months ending September 30, 2001 reflect charges for amortization of goodwill and other intangibles associated with cash acquisitions totaling $765,000 (after tax) as compared to $932,000 (after tax) in the same period for 2000. Not including these charges, net income for the first nine months of 2001 was $1,330,000 or $0.25 per share versus $2,012,000 or $0.38 per share in 2000. Not including these charges, and excluding the net gain on the sale and the loss from operations of Mt. Vernon Financial Holdings, Inc., Premier's net income for the nine months ending September 30, 2001 was $1,891,000, or $0.36 per share. Not including these charges, and excluding the Bank of Mt. Vernon's operations, net income for the same period in 2000 was $1,501,000, or $0.29 per share.

     Premier recorded net income for the quarter ending September 30, 2001, of $46,000, or 1 cent per share, compared to net income of $371,000, or 7 cents per share, for the third quarter in 2000. Results for the third quarter in 2000 include the operations of the Bank of Mt. Vernon, which was involved in a sale of certain assets and assumption of certain liabilities in the first quarter of 2001. Excluding the operations of the Bank of Mt. Vernon's successor non-bank entity, Mt. Vernon Financial Holdings, Inc., net income for the quarter ending September 30, 2001 was $490,000, or 9 cents per share. This compares to net income for the quarter ending September 30, 2000, net of the Bank of Mt. Vernon's operations, of $118,000, or 2 cents per share.

     Results for the third quarter 2001 reflect charges for amortization of goodwill and other intangibles associated with cash acquisitions totaling $255,000 (after tax) as compared to $311,000 (after tax) in the same period for 2000. Excluding these charges, net income for the third quarter 2001 was $301,000, or 6 cents per share, versus net income of $682,000, or 13 cents per share for the same period in 2000. Excluding these charges and the operations of Bank of Mt. Vernon and its successor entity, net income was $745,000 or 14 cents per share, for the quarter ending September 30, 2001 versus $429,000 or 8 cents per share for the same quarter in 2000.

     Net interest income decreased $2,454,000 to $19,004,000 for the nine months ended September 30, 2001 compared to $21,458,000 for the same period in 2000. Net interest income decreased $891,000 to $6,240,000 for the three months ended September 30, 2001 compared to the $7,131,000 reported in the three months ended September 30, 2000. This is due to the decrease in earning assets associated with the sale of Bank of Mt. Vernon's banking operations. Net interest margin on a tax equivalent basis for the nine months ending September 30, 2001 was approximately 3.57% as compared to 3.72% for the same period in 2000. This decrease in net interest margin is the result primarily from an increase in shorter term assets which are at lower rates from the same period last year due to the drop in market interest rates during the year 2001. The annualized returns on stockholders' equity and on average assets were approximately 1.30% and .10% for the nine months ended September 30, 2001 compared to 2.76% and .17% for the same period in 2000. Excluding the net gain (after tax) from the sale and the operations of the Bank of Mt. Vernon and its successor, the annualized returns on stockholders equity and on average assets were approximately 2.58% and .20% for the nine months ended September 30, 2001 versus 1.45% and .10% for the same period in 2000.

     During the quarter ending September 30, 2001 the provision for loan losses was $1,793,000 compared to $1,125,000 for the same period in 2000, an increase of $668,000. The provision attributed to Mt. Vernon Financial Holdings, Inc., for the quarter ending September 30, 2001, was $769,000 compared to the $30,000 in provision to loan loss reserves for the Bank of Mt. Vernon in the quarter ending September 30, 2000. For the nine months ended September 30, 2001 the provision for loan loss was $5,440,000 compared to $4,015,000 for the same period ended September 30, 2000, an increase of $1,425,000. The provision attributed to Mt. Vernon Financial Holdings, Inc. for the nine months ending September 30, 2001 was $2,327,000 compared to the $667,000 in provision to loan loss reserves for the Bank of Mt. Vernon for the same period in 2000. The increases in both the nine months ended September 30, 2001 and the three months ended September 30, 2001 are primarily attributable to the replenishment and required additions to the reserve for loan losses for the loans that were retained by the Company from the sale of the Bank of Mt. Vernon. Additional information concerning the level of and the activity within the reserve for loan losses can be found in the Financial Position section.

     Non-interest income increased $4,007,000 to $6,997,000 for the first nine months of 2001 compared to $2,990,000 for the first nine months of 2000. Excluding the pre-tax gain on sale of subsidiary's banking operations of $3,418,000, non-interest income increased $589,000 or 19.7%, for the nine months ending September 30, 2001 compared to the same period for 2000. Non-interest income increased $232,000, or 22.5%, to $1,263,000 for the three months ended September 30, 2001 compared to $1,031,000 for the same period in 2000.

     Non-interest expenses for the first nine months of 2001 totaled $17,502,000 or 3.0% of average assets on an annualized basis compared to $19,104,000 or 3.0% of average assets for the same period of 2000. This decrease can be attributed to the exclusion of the Bank of Mt. Vernon's operations. The decrease was partially offset by increased costs associated with heightened levels of risk identification and controls.

     Income tax expense was $2,494,000 for the first nine months of 2001 compared to $249,000 for the first nine months of 2000. The increase in income tax expense can be attributed to the $2,792,000 tax effect associated with the gain on sale of subsidiary's banking operations. Income tax benefit was $42,000 for the three month period ended September 30, 2001, a decrease of $114,000 from the $72,000 for the same period in 2000. This decrease in income tax expense can be attributed to the decrease in income before taxes, a result primarily due to the increase in the provision for loan loss during the same period. The annualized effective tax rate for the period ended September 30, 2001 was 81.5%, compared to the 18.7% effective tax rate for the same period in 2000. This is primarily due to the elimination of intangibles associated with the Company's acquisition of the Bank of Mt. Vernon. The expensing of this intangible was a non-taxable event thereby raising the annualized effective tax rate for the period ended September 30, 2001.
                                                                             15.

     B.  Financial Position

     Total assets decreased $117.8 million or 13.2% to $772.1 million from the $889.9 million on December 31, 2000. This decrease can primarily be attributed to the decrease in assets of approximately $110 million associated with the sale of Bank of Mt. Vernon's banking operations. Exclusive of the assets involved in this sale total assets decreased approximately $7.8 million, or 1.0%, when comparing September 30, 2001 to December 31, 2000.

     Earning assets decreased to $707.8 million on September 30, 2001 from $816.3 million on December 31, 2000, a decrease of $108.5 million, or 13.3%. This decrease can be primarily attributed to the decrease in earning assets of approximately $92 million associated with the sale of Bank of Mt. Vernon' s banking operations. Exclusive of the earning assets and the cash paid in connection with this transaction, total earning assets decreased approximately $9.3 million, or 1.3%, from December 31, 2000 to September 30, 2001.

     Cash and cash equivalents at September 30, 2001 were $20.4 million or a $3.7 million decrease from $24.1 million on December 31, 2000. Fed funds sold increased to $36.7 million from $21.1 million during the same period; an increase of $15.6 million.

     Total loans at September 30, 2001 were $509.5 million compared to $595.6 million at December 31, 2000, a decrease of $86.1 million. This decrease can be primarily attributed to the approximately $79 million of loans included in the sale of Bank of Mt. Vernon's banking operations. Exclusive of the loans involved in this sale, total loans decreased approximately $7.1 million, or 1.4%, when comparing September 30, 2001 to December 31, 2000.

     Deposits totaled $627.8 million as of September 30, 2001, a decrease of $100.6 million, or 13.8%, from the December 31, 2000 amount of $728.4 million. This decrease can be attributed to the decrease in deposits of approximately $109 million associated with the sale of Bank of Mt. Vernon's banking operations. Exclusive of the deposits involved in this sale, total deposits increased approximately $7.9 million, or 1.3%, when comparing September 30, 2001 to December 31, 2000.

     Securities sold under agreements to repurchase and Federal Home Loan Bank advances at September 30, 2001 were $32.2 million compared to the $51.2 million at December 31, 2000, a decrease of $19.0 million.
                                                                             16.

     The following table sets forth information with respect to the Company's nonperforming assets at September 30, 2001 and December 31, 2000.

                                                                   (In Thousands)
                                                             2001                 2000
                                                             ----                 ----
Non-accrual loans                                       $       11,445        $      7,840
Accruing loans which are contractually
   past due 90 days or more                                      7,389               2,196
Restructured                                                       319                 689
                                                        --------------        ------------
     Total non-performing loans                                 19,153              10,725
Other real estate acquired through
    Foreclosure                                                  6,319               3,116
                                                        --------------        ------------
     Total non-performing assets                        $       25,472        $     13,841

Non-performing loans as a percentage
      of total loans                                             3.76%               1.80%

Non-performing assets as a percentage
     of total assets                                             3.30%               1.56%

     The provision for loan losses and net chargeoffs were $1,793,000 and $1,049,000 for the third quarter of 2001 compared to $1,125,000 and $793,000, respectively, for the third quarter of 2000. The provision for loan losses and net chargeoffs were $5,440,000 and $3,114,000 for the first nine months of 2001 compared to $4,015,000 and $2,250,000 for the nine month period ended September 30, 2000. The increases in the provision for both the three month and nine month periods ended September 30, 2001 were necessary to replenish the reserve from the increased charge-offs and to accommodate the increased level of non-performing loans. The allowance for loan losses at September 30, 2001 was 1.99% of total loans as compared to 1.31% at December 31, 2000. This increase in the percentage of allowance for loan losses to total loans can be attributed to the significant increase in non-performing loans.

     Nonperforming loans increased to $19.2 million as of September 30, 2001, when compared to the $10.7 million on December 31, 2000. This increase in conjunction with the decrease in total loans, resulted in the increase of the ratio of nonperforming loans to total loans from 1.80% on December 31, 2000 to 3.76% on September 30, 2001.

     The Company retains approximately $16 million of loans that were previously serviced and held by Bank of Mt. Vernon, of which approximately $9.1 million are currently nonperforming. These loans are now held in the Company's subsidiary, Mt. Vernon Financial Holdings, Inc. Exclusive of the nonperforming loans associated with Bank of Mt. Vernon or Mt. Vernon Financial Holdings, Inc., total nonperforming loans increased approximately $3.5 million from December 31, 2000 to September 30, 2001. This increase can be attributed to the deterioration in loan quality within the Company's markets to a level higher than previously anticipated. Further deterioration, if any, will be addressed on an ongoing basis.

     Although management believes it uses the best information available to make allowance provisions, future adjustments, which could be material, may be necessary if management's assumptions differ significantly from the loan portfolio's actual performance.
                                                                             17.

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

         5. Maintenance of an adequate available-for-sale security portfolio. The Company owns $157.2 million of securities at market value as of September 30, 2001.

     The cash flow statements for the periods presented in the financial statements provide an indication of the Company's sources and uses of cash as well as an indication of the ability of the Company to maintain an adequate level of liquidity.

     D.  Capital

     At September 30, 2001, total shareholders' equity of $58.8 million was 7.6% of total consolidated assets. This compares to total shareholders' equity of $55.8 million or 6.3% of total consolidated assets on December 31, 2000.

     Tier I capital totaled $58.6 million at September 30, 2001, which represents a Tier I leverage ratio of 7.7%. This compares to Tier I capital of $52.6 million at December 31, 2000, which represents a Tier I leverage ratio of 6.1%.

     Book value per share was $11.25 at September 30, 2001, and $10.67 at December 31, 2000. An increase in unrealized gain on securities available for sale was primarily responsible for the increase in accumulated other comprehensive income and corresponding increase in book value per share. Also, contributing to the increase in book value per share, as well as total shareholders' equity, was the retention of earnings in the amount of $565,000.

     To date, the Company has not declared a quarterly dividend for the year 2001. The Company declared a first quarter 2000 dividend of $0.15 per share, or $784,835. During the second quarter 2000, the Company suspended its common stock dividend and subsequently entered into an agreement with the Federal Reserve Bank (FRB) to refrain from paying any dividends without written approval from the FRB.
                                                                             18.

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

Item 1.  Legal Proceedings                                                  None

Item 2.  Changes in Securities                                              None

Item 3.  Defaults Upon Senior Securities                                    None

Item 4.  Submission of Matters to a vote of Security Holders                None


Item 5.  Other Information

     Premier Financial Bancorp, Inc., Georgetown, Kentucky, a multi-bank holding company with affiliates in Kentucky, Ohio and West Virginia announced July 9, 2001 the signing of a definitive agreement to sell selected assets and liabilities of The Sabina Bank, which operates three offices in Sabina, Ada and Waynesfield, Ohio, to The National Bank and Trust Company (NB&T), Wilmington, Ohio. Under the terms of the agreement, NB&T will acquire substantially all of the assets and assume specified liabilities, including the deposits, of The Sabina Bank. NB&T will pay to Premier in cash an amount equal to 2.25 times the regulatory Tier I capital of The Sabina Bank, less intangible assets and certain other amounts. Based on financial data as of March 31, 2001, that amount would have been approximately, $11.5 million. The acquisition will not require the approval of the shareholders of either Premier or NB&T Financial Group. The transaction is expected to be consummated before the end of the year, subject to regulatory approval and customary conditions of closing. At September 30, 2001, The Sabina Bank had approximately $50 million in total assets and $42 million in deposits.

     Premier Financial Bancorp, Inc., Georgetown, Kentucky announced on October 19, 2001 that the Board of Directors had appointed Robert W. Walker as a Director, as well as President and Chief Executive Officer. Mr. Walker has over 33 years banking experience including positions at Lincoln National Bank of Hamlin, Key Centurion Bancshares, Inc., Bank One, NA, West Virginia and most recently at Boone County Bank, West Virginia, an affiliate of Premier. Mr. Walker assumed the position previously held by Gardner E. Daniel who retired as CEO but will remain as a Director. Mr. Daniel had come out of retirement in June of 2000 to accept the position on a short-term basis at the request of the Board and will now resume his retirement.

Item 6.  Exhibits and Reports on Form 8-K                                   None

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PREMIER FINANCIAL BANCORP, INC.



Date: November 12, 2001                 /s/ Marshall T. Reynolds
                                        ----------------------------------------
                                        Marshall T. Reynolds
                                        Chairman of the Board


Date: November 12, 2001                 /s/ Robert W. Walker
                                        ----------------------------------------
                                        Robert W. Walker
                                        President & Chief Executive Officer


Date: November 12, 2001                 /s/ Edward Barnes
                                        ----------------------------------------
                                        Edward Barnes
                                        Vice President & Chief Financial Officer