Form 10-K
period 2001-12-31
PREMIER FINANCIAL BANCORP INC
filed 2002-03-28
CIK 887919

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
(Mark One)

 X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
----     EXCHANGE ACT OF 1934 [FEE REQUIRED]


         For the fiscal year ended December 31, 2001
                                       OR
_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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
                                                                  Common Stock
                                                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to filing requirements for the past 90 days. Yes X No
                                      ---    ---
Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by non-affiliates of the Registrant as of March 1, 2002 was $36,191,823. The number of shares outstanding of the Registrant's Common Stock as of March 1, 2002 was 5,232,230.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the Form 10-K part indicated:

         Document Form 10-K

 (1)     Proxy statement for the 2002 annual meeting of                 Part III
         shareholders

                                     PART I

Item 1.  Description of Business

                                   THE COMPANY

         Premier Financial Bancorp, Inc. (the "Company" or "Premier") is a multi-bank holding company that, as of March 16, 2002, operates sixteen banking offices in Kentucky, four banking offices in Ohio, and six banking offices in West Virginia. At December 31, 2001, Premier had total consolidated assets of $711.8 million, total consolidated deposits of $570.5 million and total consolidated shareholders' equity of $59.9 million. The banking subsidiaries (the "Banks" or "Affiliate Banks") consist of Citizens Deposit Bank & Trust, Vanceburg, Kentucky; Bank of Germantown, Germantown, Kentucky, Citizens Bank (Kentucky), Inc., Georgetown, Kentucky; Farmers Deposit Bank, Eminence, Kentucky; Ohio River Bank, Ironton, Ohio; First Central Bank, Inc., Philippi, West Virginia; and Boone County Bank, Inc., Madison, West Virginia.

         In 2000 Premier suspended its acquisition strategy in order to focus on improving operations, strengthening capital and management oversight and improving profitability at the banks previously acquired. As part of this change in strategy Premier elected to dispose of two of its subsidiary banks, the Bank of Mt. Vernon and The Sabina Bank. These disposals were completed in 2001. While Premier remains committed to its core strategy of rural banking with community oriented and named institutions, the Company may dispose of additional corporate assets that no longer meet Premier's geographic or operational performance goals.

         During October 2001, the Company appointed Robert Walker to the position of President and Chief Executive Officer to replace the retiring Gardner Daniel. During February 2002, the Company's CFO left the Company. A search is underway for a replacement.

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

         Each of the Banks provides a wide range of retail and commercial banking services, including commercial, real estate, agricultural and consumer lending; depository and funds transfer services; collections; safe deposit boxes; cash management services; and other services tailored for both individuals and businesses. Farmers Deposit Bank in Eminence, Kentucky, also offers limited trust services and acts as executor, administrator, trustee and in various other fiduciary capacities. Through Premier Data Services, Inc., the Company's data processing subsidiary, the Company currently provides centralized data processing services to six of the Banks as well as one non-affiliated bank.

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

         The four Affiliate Banks chartered in Kentucky are supervised, regulated and examined by the Kentucky Department of Financial Institutions, the Affiliate Bank chartered in Ohio is supervised, regulated and examined by the Ohio Division of Financial Institutions, and the two Affiliate Banks chartered in West Virginia are supervised, regulated and examined by the West Virginia Division of Banking. In addition, those Affiliate Banks that are state banks and members of the Federal Reserve System are supervised and regulated by the Federal Reserve, and those state banks that are not members of the Federal Reserve System are supervised and regulated by the Federal Deposit Insurance Corporation ("FDIC"). Each banking regulator has the authority to issue cease-and-desist orders if it determines that the activities of a bank regularly represent an unsafe and unsound banking practice or a violation of law.

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

         Any depository institution insured by the FDIC may be held liable for any loss incurred, or reasonably expected to be incurred, by the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution, or (ii) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution in danger of default. "Default" is defined generally as the appointment of a conservator or receiver and "in danger of default" is defined generally as the existence of certain conditions indicating that a "default" is likely to occur in the absence of regulatory assistance. In the event that such a default occurred with respect to a bank, any loans to the bank from its parent holding company will be subordinate in right of payment of the bank's depositors and certain of its other obligations.

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

         Bank holding companies currently are required to maintain Tier I and total capital (the sum of Tier 1 and Tier 2 capital) equal to at least 4% and 8% of total risk-weighted assets, respectively. At December 31, 2001, Premier met both requirements, with Tier I and total capital equal to 13.4% and 16.6% of its total risk-weighted assets, respectively.

         In addition to the risk-based capital guidelines, the Federal Reserve requires bank holding companies to maintain a minimum "leverage ratio" (Tier I capital to adjusted total assets) of 3%, if the holding company has the highest regulatory ratings for risk-based capital purposes and, accordingly, is required to maintain a minimum "leverage ratio" of 3%. All other bank holding companies are required to maintain a leverage ratio of 3% plus at least 100 to 200 basis points. At December 31, 2001, Premier's leverage ratio was 8.5%.

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

         Two of the Banks, Citizens Deposit Bank & Trust and Bank of Germantown, have entered into similar agreements with their respective primary regulator which, among other things, prohibits the payment of dividends without prior written approval and requires significant changes in their lending and credit administration policies.

         These agreements, which require periodic reporting, will remain in force until the regulators are satisfied that the company and the banks have fully complied with the terms of the agreement.

Dividend Restrictions - Premier is dependent on dividends from its Affiliate Banks for its revenues. Various federal and state regulatory provisions limit the amount of dividends the Affiliate Banks can pay to Premier without regulatory approval. At December 31, 2001, approximately $3.2 million of the total shareholders' equity of the Affiliate Banks was available for payment of dividends to Premier without approval by the applicable regulatory authority.

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

Number of Employees - The Company and its subsidiaries collectively had approximately 274 full-time equivalent employees as of December 31, 2001. Its executive offices are located at 115 North Hamilton Street, Georgetown, Kentucky, telephone number (502) 863-1955 (facsimile number (502) 863-5604).


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

         Citizens Deposit Bank & Trust, in addition to its main office at 400 Second Street in Vanceburg, Kentucky, has four branch offices in Lewis County, Kentucky, including one leased facility. The Bank of Germantown, with its main office located on Highway 10 in Germantown, Kentucky, has two branches located in Bracken County, Kentucky. Citizens Bank (Kentucky), Inc., in addition to its main office at 120 North Hamilton Street in Georgetown, Kentucky, has two branches in Scott County, Kentucky, and two branches in Bath County, Kentucky. Farmers Deposit Bank, in addition to its main office at 5230 South Main Street in Eminence, Kentucky, has two branches in Henry County, Kentucky. Ohio River Bank, in addition to its main office at 221 Railroad Street in Ironton, Ohio, has two branches, one each located in Lawrence and Scioto Counties, Ohio. First Central Bank, in addition to its main office at 2 South Main Street in Philippi, West Virginia, has a branch located in Upshur County, West Virginia, and a loan production office located in Barbour County, West Virginia. Boone County Bank, in addition to its main office at 300 State Street, Madison, West Virginia, has three branches, one each located in Boone, Logan and Lincoln Counties, West Virginia.

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

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
         ---------------------------------------------------------------------

         The Company's common stock is listed on the NASDAQ under the symbol PFBI. At December 31, 2001, the Company had approximately 733 record holders of its common shares.

         The following table sets forth on a quarterly basis cash dividends paid and the range of high and low sales prices on a per share basis during the quarters indicated. Cash dividends paid per share shown below have been adjusted retroactively to reflect prior stock splits effected in the form of share dividends.


                                                          Cash                            Sales Price
                                                     Dividends Paid                   High            Low
                                                     --------------                   ----            ---
         2000:
           First Quarter                                $    0.15                     $10.25          $7.50
           Second Quarter                                       -                       8.38           6.00
           Third Quarter                                        -                       6.75           4.63
           Fourth Quarter                                       -                       6.50           5.06
                                                        ---------
                                                        $    0.15
                                                        =========
         2001:
           First Quarter                                $       -                      $7.38          $5.13
           Second Quarter                                       -                       7.90           6.30
           Third Quarter                                        -                       9.40           7.55
           Fourth Quarter                                       -                       8.95           8.10
                                                        ---------
                                                        $       -
                                                        =========
         2002:
           First Quarter (through March 11, 2002)       $       -                     $ 8.75         $ 8.11


         The Board of Directors suspended the payment of dividends during the second quarter of 2000. In September 2000 as a result of an agreement entered into with the Federal Reserve, the Company agreed not to declare additional dividends without the prior approval of the Federal Reserve. The Board of Directors anticipates paying dividends at some future date when, in its discretion, financial prudence allows and the Federal Reserve concurs in the payment of such dividends. Even if the Company is able to resume the payment of dividends, there can be no assurance that the amount of the dividends will be what the Company paid before the payment of dividends was suspended.

         The payment of dividends by the Company depends upon the ability of the Banks to declare and pay dividends to the Company because the principal source of the Company's revenue will be dividends paid by the Banks. At December 31, 2001, approximately $3.2 million was available for payment as dividends from the Banks to the Company without the need for regulatory approval. In considering the payment of dividends, the Board of Directors will take into account the Company's financial condition, results of operations, tax considerations, costs of expansion, industry standards, economic conditions and need for funds, as well as governmental policies and regulations applicable to the Company and the Banks. See "REGULATORY MATTERS - Capital Requirements" for discussion on capital guidelines.

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

                                                            At or for the Year Ended December 31,
                                              2001           2000            1999            1998           1997
                                              ----           ----            ----            ----           ----
Earnings
   Net interest income                   $      25,274   $      28,676  $      28,665   $      20,107   $      17,458
   Provision for loan losses                     8,921           4,932          3,294           1,742           1,399
   Non-interest income                          13,336           4,012          3,776           4,673           4,562
   Non-interest expense                         23,985          26,105         22,630          15,337          12,232
   Income taxes                                  3,385             316          1,927           1,997           2,605
     Net income                          $       2,319   $       1,335  $       4,590   $       5,704   $       5,784

Financial Position
   Total assets                          $     771,850   $     889,932  $     852,468   $     657,744   $     464,890
   Loans, net of unearned
     income                                    458,741         595,576        570,106         395,620         312,102
   Allowance for loan losses                     8,946           7,821          6,812           4,363           3,479
   Goodwill and other intangibles               16,044          22,856         24,339          21,555           7,262
   Securities                                  155,566         194,400        170,420         177,192          73,409
   Deposits                                    570,531         728,412        692,843         523,193         358,605
   Other borrowings                             49,315          71,240         73,929          47,670          21,842
   Debt                                         28,750          28,750         28,750          28,750          28,750
   Stockholders' equity                         59,875          55,830         52,127          54,399          52,007

Share Data
   Net income - basic                     $      .44      $      .26     $      .88      $     1.09     $      1.11
   Net income - diluted                          .44             .26            .88            1.09            1.10
   Book value                                  11.44           10.67           9.96           10.40            9.94
   Cash dividend                                0.00            0.15           0.60            0.60            0.55

Ratios
   Return on average assets                      .30%            .15%           .57%            .97%           1.29%
   Return on average equity                     4.01%           2.53%          8.54%          10.80%          11.51%
   Dividend payout                                 0%          58.80%         68.41%          53.79%          41.60%
   Stockholders' equity to total
     assets at period-end                       8.41%           6.27%          6.11%           8.27%          11.19%
   Average stockholders' equity
     to average total assets                    7.47%           6.07%          6.72%           9.02%          11.21%

Capital Ratios
   Equity to assets                             8.4%            6.3%           6.1%            8.3%           11.2%
   Leverage ratio                               8.5%            6.1%           6.2%            8.1%           13.6%



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

FORWARD-LOOKING STATEMENTS
--------------------------
Management's discussion and analysis contains forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. However, such performance involves risks and uncertainties, and there are certain important factors that may cause actual results to differ materially from those anticipated. These important factors include, but are not limited to, economic conditions (both generally and more specifically in the markets in which Premier operates), competition for Premier's customers from other providers of financial services, government legislation and regulation (which changes from time to time), changes in interest rates, Premier's ability to originate quality loans and attract and retain deposits, the impact of Premier's growth, Premier's ability to control costs, and new accounting pronouncements, all of which are difficult to predict and many of which are beyond the control of Premier.

OVERVIEW
--------
In 2001, Premier continued efforts to make stronger its network of independently managed community banks by way of a more centralized corporate structure. In doing so, Premier suspended its acquisition strategy in order to focus on improving operations, strengthening capital and management oversight and improving profitability at the banks previously acquired. As part of this change in strategy Premier elected to dispose of two of its subsidiary banks, the Bank of Mt. Vernon and The Sabina Bank. While Premier remains committed to its core strategy of rural banking with community oriented and named institutions, the Company may dispose of additional corporate assets that no longer meet Premier's geographic or operational performance goals.

For 2001, net income was $2,319 compared to $1,335 for 2000; total assets decreased to $711,850 from the $889,932 in 2000, and shareholders' equity increased to $59,875 from $55,830 in 2000.

Quarterly unaudited financial information for the Company for the years ended December 31, 2001 and 2000, is summarized as follows:


                         Quarterly Financial Information
                 (Dollars in thousands except per share amounts)
                                                                                                           Full
                                                         First       Second       Third       Fourth       Year
                                                         -----       ------       -----       ------       ----
   2001
   ----
             Interest Income                              $15,796      $14,999     $14,243     $13,004      $58,042
             Interest Expense                               9,442        8,589       8,003       6,734       32,768
             Net Interest Income                            6,354        6,410       6,240       6,270       25,274
             Provision for Loan Losses                        632        3,015       1,793       3,481        8,921
             Securities Gains                                 180           60         195          81          516
             Gain on Sale Of Subsidiary
               Banking Operations                           3,418            -           -       5,295        8,713
             Net Overhead                                   5,121        4,599       4,638       5,520       19,878
             Income before Income Taxes                     4,199      (1,144)           4       2,645        5,704
             Net Income                                     1,224        (705)          46       1,754        2,319
             Basic Net Income per share                      0.23       (0.13)        0.01        0.33         0.44
             Diluted Net Income per share                    0.23       (0.13)        0.01        0.33         0.44
             Dividends Paid per share                           -            -           -           -            -
   2000
   ----
             Interest Income                              $16,611      $17,033     $17,605     $17,985      $69,234
             Interest Expense                               9,525        9,792      10,474      10,767       40,558
             Net Interest Income                            7,086        7,241       7,131       7,218       28,676
             Provision for Loan Losses                      1,385        1,505       1,125         917        4,932
             Securities Gains (Losses)                          1        (281)           1           -        (279)
             Net Overhead                                   5,135        5,136       5,564       5,979       21,814
             Income before Income Taxes                       567          319         443         322        1,651
             Net Income                                       447          262         371         255        1,335
             Basic Net Income per share                      0.09         0.05        0.07        0.05         0.26
             Diluted Net Income per share                    0.09         0.05        0.07        0.05         0.26
             Dividends Paid per share                        0.15            -           -           -         0.15

BUSINESS COMBINATIONS
---------------------
In 1999, Premier completed one acquisition. On January 20, 1999, the Company acquired Mount Vernon Bancshares and its wholly owned subsidiary, Bank of Mt. Vernon, with offices in Somerset, Mt. Vernon, Berea and Richmond, Kentucky, in a cash transaction that was accounted for as a purchase.

On January 26, 2001, the company disposed of all the deposits (approximately $110 million), the majority of loans (approximately $92 million) and the premises and equipment (approximately $1.6 million) of the Bank of Mt. Vernon under the terms of a Purchase and Assumption Agreement. As a result of this transaction, the banking charter of the Bank of Mt. Vernon was relinquished and the Company agreed to not compete in the markets previously served by the Bank of Mt. Vernon.

On December 10, 2001, the Company disposed of certain assets and liabilities of The Sabina Bank. The sale included all the loans (approximately 31 million) and all the deposits (approximately 41 million), as well as the premises and equipment (approximately 1.2 million). Certain assets, of the bank, were retained by Premier pending liquidation of the bank. The operating results of both the Bank of Mount Vernon and The Sabina Bank were included in the Company's operating results through the respective dates of the sale. The results relating to the assets retained by the Company continue to be included in the Company's operating results.

RESULTS OF OPERATIONS
---------------------
Earnings Summary

Premier recorded net income for 2001 of $2,319, versus $1,335 and $4,590 for 2000 and 1999. Basic and diluted earnings per common share were $0.44 in 2001 compared to $0.26 in 2000 and $0.88 in 1999. The increase for 2001 versus 2000 was primarily attributable to net gains of $8,713 on the disposals of two affiliate banking operations. These gains more than offset a $3,989 increase to loan loss provision that the company experienced in 2001 as it worked to strengthen credit risk identification and monitoring. Non interest income improved from $4,012 in 2000 to $13,336 in 2001 due to these gains. Non interest expense was down $2,120 at $23,985 for 2001 versus $26,105 in 2000. The net improvements to income noted above were partially offset by added income taxes which increased from $316 in 2000 to $3,385 in 2001.

Net income of $1,335 in 2000 represented a 70.9% decrease from the 1999 amount of $4,590. This decrease in 2000 was primarily attributed to an increase in the provision for loan losses from $3,294 in 1999 to $4,932 in 2000 and an increase in noninterest expense of $3,475 from $22,630 in 1999 to $26,105 in 2000. Partially offsetting these decreases to net income were an increase in noninterest income from $3,776 in 1999 to $4,012 in 2000, an increase of $236 or 6.3%, and a decrease in provision for income taxes from $1,927 in 1999 to $316 in 2000, a decrease of $1,611 or 83.6%.

NET INTEREST INCOME
-------------------
Premier's primary source of revenue is its net interest income, which is the difference between the interest received on its earning assets and the interest paid on the funds acquired to support those assets. Loans made to businesses and individuals are the primary interest earning assets, followed by investment securities and federal funds sold in the inter-bank market. Deposits are the primary interest bearing liabilities used to support the interest earning assets.

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

                         Summary of Net Interest Income
              (Dollars in thousands on a taxable equivalent basis)
                                                                         2001             2000            1999
                                                                         ----             ----            ----
Interest income..........................................           $      58,042    $      69,234   $      62,872
Tax equivalent adjustment................................                     543              723             726
                                                                    -------------    -------------   -------------
    Interest income......................................                  58,585           69,957          63,598
Interest expense.........................................                  32,768           40,558          34,207
                                                                    -------------    -------------   -------------
    Net interest income..................................           $      25,817    $      29,399   $      29,391
                                                                    =============    =============   =============


The following table shows, for the three year period ended December 31, 2001, the average distribution of assets, liabilities and the interest earned or paid on those items together with the level of shareholders' equity as well as Premier's net interest spread and net interest margin on interest earning assets (net interest income divided by average earning assets). In 2001, tax equivalent net income was $25,817, which reflected a decrease of $3,587 from $29,399 in 2000. The larger portion of the decrease related to $84,380 in lower average earning assets and $94,853 in lower interest bearing liabilities. The primary drivers of these lower volumes were of course the sale of the banking operations that occurred during 2001. The lower volumes resulted in $3,582 of lower net interest income. The yield on earning assets in 2001 of 8.21% was 56 basis points lower than the 8.77% earned in 2000, and the cost of interest bearing liabilities decreased 40 basis points to 5.08% in 2001 from 5.49% in 2000. Consequently, Premier's net interest spread decreased from 3.28% in 2000 to 3.13% in 2001 and the net interest margin decreased from 3.68% in 2000 to 3.62% in 2001. While a portion of the decrease in net interest spread was the result of changes in the portfolio makeup from the sales of two subsidiary banking operations, a lower overall interest rate environment in 2001 lead to shrinkage in the pricing of interest earning assets that were added or repriced during 2001. While similar changes occurred on the liability side, the impact was smaller and the net result was the margin shrinkage discussed above. In terms of dollars the decrease in margin relating to lower rates in 2001 versus 2000 was $931.

 In 2000, tax equivalent net interest income was $29,399, an amount essentially unchanged from the $29,391 in 1999. The 2000 net interest income is the result of an increase of $70,486 or 9.7% in average earning assets and an increase of $66,317 or 9.9% in average interest bearing liabilities. The yield on earning assets in 2000 of 8.77% was 3 basis points higher than the 8.74% earned in 1999, and the cost of interest bearing liabilities increased 40 basis points to 5.49% in 2000 from 5.09% in 1999. Consequently, Premier's net interest spread decreased from 3.65% in 1999 to 3.28% in 2000 and the net interest margin decreased from 4.04% in 1999 to 3.68% in 2000. The decrease in net interest spread and net interest margin is primarily attributable to the 40 basis point increase in the rising rate environment experienced in 2000 and the 22 basis point decrease in yield on loans. The reduction in yield on loans can be attributed to the liquidations of the higher yielding subprime real estate portfolio, the increase in the average balance of nonaccrual loans, and the increased level of competition experienced with the growth in the volume of loans.

The following table presents average balances and interest rates for the three-year period ended December 31, 2001.

              Average Consolidated Balance Sheets and Net Interest
                                    Analysis
                             (Dollars in thousands)

                                                   2001                            2000                             1999
                                                   ----                            ----                             ----

                                     Average               Average    Average               Average    Average               Average
                                     Balance    Interest     Rate     Balance   Interest     Rate      Balance   Interest     Rate
Assets:
  Interest earning assets
  U.S. Treasury and federal agency
     securities                     $ 122,058  $    7,323     6.00%  $ 152,479  $   9,674     6.34%   $ 152,454  $   9,213     6.04%
  States and municipal obligations(1)  20,277       1,589     7.84      24,156      1,885     7.80       23,906      1,920     8.03
  Other securities (1)                 12,760         709     5.56       7,215        688     9.54        6,839        577     8.44
                                    ---------  ----------  -------   ---------  ---------  -------    ---------  ---------  -------
     Total investment securities    $ 155,095  $    9,621     6.20   $ 183,850  $  12,247     6.66    $ 183,199  $  11,710     6.39
  Federal funds sold                   40,247       1,529     3.80      22,714      1,398     6.15       20,909      1,047     5.01
  Interest-bearing deposits with
      Banks                               504          20     3.97       1,052         67     6.37        3,273        192     5.87
  Loans, net of unearned income
   (3) (4)
    Commercial                        210,923      18,997     9.01     228,760     22,090     9.66      211,948     20,200     9.53
    Real estate mortgage              224,428      19,532     8.70     287,713     26,197     9.11      241,708     23,065     9.54
    Installment                        76,889       8,886    11.56      74,045      7,958    10.75       66,611      7,384    11.09
                                    ---------  ----------  -------   ---------  ---------  -------    ---------  ---------  -------
       Total loans                  $ 512,240  $   47,415     9.26   $ 590,518  $  56,245     9.52    $ 520,267  $  50,649     9.74

Total interest-earning assets       $ 713,754  $   58,585     8.21%  $ 798,134  $  69,957     8.77%   $ 727,648  $  63,598     8.74%
Allowance for loan losses              (8,744)                          (7,626)                          (6,084)
Cash and due from banks                20,938                           20,580                           21,794
Premises and equipment                 13,593                           15,143                           14,120
Other assets                           34,509                           42,386                           41,395
                                    ---------                        ---------                        ---------
   Total assets                     $ 774,050                        $ 868,617                        $ 798,873

Liabilities:
  Interest bearing deposits:
    NOW and money market            $ 178,501  $    5,723     3.21%  $ 175,166  $   7,272     4.15%   $ 150,165  $   5,475     3.65%
    Savings                            63,287       1,567     2.48      63,850      1,929     3.02       63,227      1,961     3.10
    Certificates of deposit and
      other time deposits             322,309      19,260     5.98     394,763     23,302     5.90      368,720     20,372     5.53
                                    ---------  ----------  -------   ---------  ---------  -------    ---------  ---------  -------
       Total interest-bearing
         deposits                   $ 564,097  $   26,550     4.71   $ 633,779  $  32,503     5.13    $ 582,112  $  27,808     4.78
    Other borrowings                   25,455       1,677     6.59      44,382      3,212     7.24       28,977      1,754     6.05
    FHLB advances                      26,827       1,687     6.29      32,071      1,991     6.21       32,826      1,793     5.46
    Debt                               28,750       2,854     9.93      28,750      2,852     9.92       28,750      2,852     9.92
                                    ---------  ----------  -------   ---------  ---------  -------    ---------  ---------  -------

   Total interest-bearing
     liabilities                    $ 645,129  $   32,768     5.08%  $ 738,982  $  40,558     5.49%   $ 672,665  $  34,207     5.09%


   Non-interest bearing demand
      deposits                         65,795                           72,392                           66,483
   Other liabilities                    5,797                            4,482                            6,005
                                    ---------                        ---------                        ---------
        Total liabilities           $ 716,721                        $ 815,856                        $ 745,153

Shareholders' Equity:                  57,853                           52,761                           53,720

Total liabilities and shareholders' ---------                        ---------
    equity                          $ 774,574                        $ 868,617                        $ 798,873

Net interest income (1)                            25,817                          29,399                           29,391

Net interest spread (1)                                       3.13%                           3.28%                            3.65%
Net interest margin (1)                                       3.62%                           3.68%                            4.04%

(1) Taxable - equivalent yields are calculated assuming a 34% federal income tax rate.
(2) Yields are calculated on historical cost except for yields on marketable equity securities that are calculated using fair value.
(3) Includes loan fees, immaterial in amount, in both interest income and the calculation of yield on loans.
(4)   Includes loans on nonaccrual status.

The accompanying analysis of changes in net interest income in the following table shows the relationship of the volume and rate portions of these changes in 2001 and 2000.

                           Analysis of Changes in Net
                                 Interest Income
              (Dollars in thousands on a taxable equivalent basis)

                                                      2001 vs. 2000                              2000 vs. 1999
                                          Increase (decrease) due to change in       Increase (decrease) due to change in
                                                                        Net                                         Net
                                           Volume         Rate         Change         Volume         Rate         Change
Interest Income:
Loans                                   $    (7,283)  $    (1,547)   $    (8,830)  $     6,734   $    (1,138)  $     5,596
Investment securities                        (1,824)         (802)        (2,626)           42           495           537
Federal funds sold                              260          (129)           131            96           255           351
Deposits with banks                             (27)          (20)           (47)         (140)           15          (125)
                                        ------------  ------------   ------------  ------------  -----------   ------------
    Total interest income               $    (8,874)  $    (2,498)   $   (11,372)  $     6,732   $      (373)  $     6,359

Interest Expense:
Deposits -
  NOW and money market                  $        98   $    (1,647)   $    (1,549)  $       980   $       817   $     1,797
  Savings                                       (17)         (345)          (362)           19           (51)          (32)
  Certificates of deposit                    (4,333)          291         (4,042)        1,489         1,441         2,930
  Other borrowings                           (1,268)         (267)        (1,535)        1,066           392         1,458
  FHLB borrowings                              (330)           26           (304)          (42)          240           198
  Debt                                            -             2              2             -             -             -
                                        -----------   -----------    -----------   -----------   -----------   -----------
    Total interest expense              $    (5,850)  $    (1,940)   $    (7,790)  $     3,512   $     2,839   $     6,351

       Net interest income              $    (3,024)  $      (558)   $    (3,582)  $     3,220   $    (3,212)  $         8

The change in interest income and expense due to both rate and volume has been allocated to changes in average volume and changes in average rate in proportion to the relationship of the absolute dollar amounts of change in each category.

PROVISION AND ALLOWANCE FOR LOAN LOSSES
---------------------------------------
The company maintains its allowance for loan losses (allowance) at a level that is considered sufficient to absorb probable incurred credit losses existing in the loan portfolio. The allowance is increased by the provision for probable loan losses as well as recoveries of previously charged-off loans, and is decreased by loan charge-offs. The provision is the necessary charge to expense to provide for current loan losses and to maintain the allowance at an adequate level commensurate with management's evaluation of the risks inherent in the loan portfolio. Various factors are taken into consideration when the Company determines the amount of the provision and the adequacy of the allowance. Some of the factors include:

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

                         Summary of Loan Loss Experience
                             (Dollars in Thousands)


                                                                               Years Ended December 31,
                                                        -----------------------------------------------------------------------
                                                            2001          2000          1999           1998           1997
                                                            ----          ----          ----           ----           ----
Balance at beginning of year                            $      7,821  $     6,812   $     4,363   $      3,479    $     3,127
Balance of allowance for loan losses of
   acquired or disposed subsidiaries at                         (266)           -         1,310            115              -
   acquisition date
Amounts charged off:
   Commercial                                                  4,766        3,298         1,380            500            532
   Real estate mortgage                                        1,267          125           381             60            139
   Consumer                                                    2,117          959           795            629            634
                                                        ------------  -----------   -----------   ------------    -----------
     Total loans charged off                            $      8,150  $     4,382   $     2,556   $      1,189    $     1,305

Recoveries on amounts previously charged off:
   Commercial                                                    203          257           158             45             48
   Real estate mortgage                                            9            4            12              1              -
   Consumer                                                      408          198           231            170            210
                                                        ------------   ----------   -----------   ------------    -----------
     Total recoveries                                            620          459           401            216            258

Net charge-offs                                                7,530        3,923         2,155            973          1,047
Provision for loan losses                                      8,921        4,932         3,294          1,742          1,399
                                                        ------------   ----------   -----------   ------------    -----------
Balance at end of year                                  $      8,946  $     7,821   $     6,812   $      4,363    $     3,479

Total loans, net of unearned income:
   Average                                                   512,240      590,518       520,267        340,089        285,208
   At December 31                                            458,741      595,576       570,106        395,620        312,102

As a percentage of average loans:
   Net charge-offs                                             1.47%          .66%          .41%          .29%            .37%
   Provision for loan losses                                   1.74%          .84%          .63%          .51%            .49%
Allowance as a percentage of year-end net loans                1.95%         1.31%         1.19%         1.10%           1.11%
Allowance as a multiple of net charge-offs                        1             2             3             4               3

The provision for loan losses for 2001 was $8,921 compared to $4,932 in 2000, an increase of $3,989. This increase can be mainly attributed to additional charge-offs and an increase in nonperforming assets. In 2001, net charge-offs were $7,530 compared to $3,923 in 2000, an increase of $3,607. The increase in 2001 net charge-offs is primarily attributed to the deterioration in the loan portfolios in certain markets served by the subsidiary banks. At December 31, 2001, Premier's allowance for loan losses was 1.95% of period-end loans compared to 1.31% at December 31, 2000.

Net charge-offs to average loans were 1.47% for the year 2001 compared to .66% for the year 2000. At December 31, 2001, Premier's allowance for loan losses totaled $8,946, representing an increase of $1,125 over the amount for December 31, 2000. The allowance for loan losses was 57% of nonperforming loans on December 31, 2001, compared to 73% at December 31, 2000. At year end 2001, nonperforming loans represented 3.40% of total outstanding loans, up from 1.80% on December 31, 2000.

The following table sets forth an allocation for the allowance for loan losses by category of loan and a percentage of loans in that category. In making the allocation, consideration was given primarily to management's best estimates as to the current losses in the portfolio. The components considered in arriving at these amounts included identified specific risks in the portfolio, along with current trends in losses and non performing in the specific loan categories. An allocation for the allowance for loan losses is an estimate of the portion of the allowance that will be used to cover future charge-offs in each major loan category, but it does not preclude any portion of the allowance allocated to one type of loan being used to absorb losses of another loan type. The loan loss reserve represents managements best estimate of the actual losses anticipated in the portfolio that are reasonably likely and probable to occur.

                 Allocation of the Allowance for Loan Losses and
                         Percent of Loans to Total Loans
                             (Dollars in thousands)


                                                                    At December 31,
                       -----------------------------------------------------------------------------------------------------------
                              2001                  2000                 1999                  1998                 1997
                              ----                  ----                 ----                  ----                 ----
                        Amount       %        Amount       %       Amount       %        Amount        %       Amount         %
                        -----       ----      ------      ----     ------      ----      ------       ----     ------       ----
Commercial             $ 2,680      17.8%    $ 2,535      17.0%   $ 2,123      20.6%    $ 1,695       22.5%  $ 1,226        27.0%
Real estate mortgage     4,447      64.9       3,417      64.8      2,490      61.9       1,728       57.8       732        51.1
Consumer                 1,819      17.3       1,261      18.2        948      17.5         738       19.7       965        21.9
Unallocated                 --        --         608        --      1,251        --         202         --       556          --
                       -------      ----     -------      ----    -------      ----     -------       ----   -------        ----
  Total                $ 8,946     100.0%    $ 7,821     100.0%   $ 6,812     100.0%    $ 4,363      100.0%  $ 3,479       100.0%



Any reallocation to the allowance is primarily indicative of changes in loan portfolio mix, not changes in loan concentrations or terms. The Company does consider quality in regards to specific loans when determining an adequate allowance allocation. The level of increase in nonperforming loans, which is more specifically addressed in the nonperforming loan section, is largely attributable to deterioration in loan quality as well as the company's efforts at improving risk identification and monitoring.

NONINTEREST INCOME AND EXPENSES
-------------------------------
Noninterest income is a significant component of the Company's total income. The Company continues to develop and enhance existing products and to create new products in order to augment fee income as trends in the financial services industry and the economic environment continue to put pressure on the Company's ability to increase its net interest income. Noninterest income includes deposit service charges, fees from data processing and trust services, fees and commissions from many other corporate and retail products and gains and losses from the sale of investment securities.

Total fees and other income in 2001 decreased $184 or 4.3% to $4,107 from $4,291 in 2000. Service charges on deposit accounts decreased 2.0% or $44 to $2,191 from $2,235 in 2000. Insurance commissions decreased 38.1% and other income increased 1.8%. The service charge and insurance commission decreases were in large part due to the result of the sales of the subsidiary banking operations during 2001.

Total fees and other income increased $532 or 14.2% in 2000 to $4,291 from $3,759 in 1999. Service charges on deposit accounts increased 13.7% and all other income increased 14.6%.

Gains on the sale of investment securities in 2001 were $516, an increase of $795 from the losses of $(279) in investment securities in 2000. Investment securities losses in 2000 were $(279) versus gains of $17 in 1999, a decrease of $296.

Premier recognized gains of $8,713 in 2001 from the sale of two of its subsidiary banking operations.

Premier recognized a gain of $289 during the second quarter of 2000 as the result of the sale of an affiliate's Federal Home Loan Bank advance. This gain was substantially offset by losses on securities of $281, which was also recognized in the second quarter of 2000.

Noninterest expenses decreased $2,120 or 8.1% in 2001, from $26,105 in 2000 to $23,985 in 2001, and increased $3,475 or 15.4% in 2000 from $22,630 in 1999. The primary factor resulting in the 2001 decrease in expenses was the sale during the year of two subsidiary banking operations.

Salaries and employee benefits, the largest component of noninterest expense, decreased 11.6% in 2001 and increased 14.2% in 2000. The changes include salary increases and reflect changes in the number of full time equivalent employees from 351 at December 31, 1999 to 361 at December 31, 2000 and 274 at December 31, 2001. The decrease for 2001 reflects the sales of two subsidiary banking operations during the year. The 2000 increase can be primarily attributed to the addition of three banking locations, the expensing of severance costs and annual salary increases.

Occupancy and equipment expense for 2001 of $2,941 was $246 or 7.7% lower than the $3,187 for 2000. The increase in 2000 was $302, or 10.5%, more than the $2,885 expensed in 1999. The 2001 decrease was the result of the sale of two subsidiary banking operations during the year. The increase in 2000 is primarily attributable to the expansion in the number of banking locations.

Other noninterest expense, which is the second largest category, decreased $532 or 8.1% in 2001 and increased $1,461 or 28.6% in 2000. The 2001 decrease was the result of the sale of two subsidiary banking operations during the year. The 2000 increases are primarily attributed to write-downs of other real estate owned of approximately $617 and increased costs associated with heightened levels of risk identification and controls.

Amortization of intangibles decreased $242 or 15.4% to $1,329 for 2001 from the 2000 amount of $1,571. The 2000 amortization was a decrease of $54 from the 1999 amount of $1,625. The significant 2001 decrease was the result of the reduction in intangibles related to the sale of the two subsidiary banking operations during 2001.

The Company continually seeks to develop fees and other income for services provided while holding operating expenses to the minimum amount required to provide quality service. In 2001, total net noninterest expenses (excluding investment securities gains, gain on FHLB advance sale and gain on sales of subsidiary banking operations) as a percent of average total assets were 2.69%, compared to 2.54% in 2000 and 2.36% in 1999.

The following table is a summary of non-interest income and expense for the three-year period indicated.

                         Non-Interest Income and Expense
                             (Dollars in thousands)
                                                                             Increase                                Increase
                                                                            (decrease)                              (decrease)
                                                                             2001 vs.                                2000 vs.
                                                     2001         2000         2000          2000         1999         1999
                                                  ------------ ------------ ------------ ------------- ------------ ------------
Non-Interest Income:
   Service charges on deposit accounts            $   2,191    $   2,235    $       (44) $   2,235     $   1,965    $       270
   Insurance income                                     274          443           (169)       443           565           (122)
   Other                                              1,642        1,324            318      1,324         1,229             95
                                                  ---------    ---------    -----------  ---------     ---------    -----------
      Total fees and other income                 $   4,107    $   4,002    $       105  $   4,002     $   3,759    $       243
   Investment securities gains(losses)                  516         (279)           795       (279)           17           (296)
   Gain on FHLB advance sale                              -          289            (28)       289             -            289
   Gain on sale of banking operations                 8,713            -              -          -             -              -
                                                  ---------    ---------    -----------  ---------     ---------    -----------
        Total non-interest income                 $  13,336    $   4,012    $       872  $   4,012     $   3,776    $       236

Non-Interest Expense:
   Salaries and employee benefits                    11,785       13,332         (1,547)    13,332        11,679          1,653
   Occupancy and equipment expense                    2,941        3,187           (246)     3,187         2,885            302
   Professional fees                                  1,065          705            360        705           547            158
   Taxes, other than payroll, property
      and income                                        836          749             87        749           794            (45)
   Amortization of intangibles                        1,329        1,571           (242)     1,571         1,625            (54)
   Other expenses                                     6,029        6,561           (532)     6,561         5,100          1,461
                                                  ---------    ---------    -----------  ---------     ---------    -----------
      Total non-interest expenses                 $  23,985    $  26,105    $    (2,120) $  26,105     $  22,630    $     3,475

Net non-interest expenses as a percent
   of average assets                                 1.44%        2.54%                     2.54%          2.36%
Net non-interest expenses as a percent
   of average assets (excluding investment
     securities gains, gain on
     FHLB advance sale and gain on sale of
     banking operations)                             2.69%        2.54%                     2.54%          2.36%


INCOME TAXES
------------
The Company's provision for income taxes was $3,385 in 2001, which represented 59.3% of pre-tax income versus $316 in 2000 or 19.1% and $1,927 or 29.6% of pre-tax income in 1999. The increase in taxes as well as the increased tax percentage for 2001 versus 2000 was due to the sale during 2001 of two subsidiary banking operations and the taxability of the gains relating to those sales.

An analysis of the difference between the effective tax rates and the statutory U.S. federal income tax rate is contained in Note 13 to the consolidated financial statements.

                               FINANCIAL CONDITION
Lending Activities

Loans are the Company's primary use of financial resources and represent the largest component of earning assets. The Company's loans are made predominantly within the Banks' market areas and the portfolio is diversified. Credit risk is inherent in each financial institution's loan and investment portfolio. In an effort to minimize credit risk, the Company utilizes a credit administration network, including specific lending authorities for each loan officer, a system of loan committees to review and approve loans, and a loan review and credit quality rating system. This network assists in the evaluation of the quality of new loans and in the identification of problem or potential problem credits and provides information to aid management and the Board of Directors in determining the adequacy of the allowance for possible loan losses. During 2001,the Company continued its efforts to strengthen its procedures and policies relating to credit risk identification and monitoring. Those efforts should enhance the scope, breadth, and depth of the Company's credit risk identification processes.

Total loans, net of unearned income, averaged $512,240 in 2001 compared with $590,518 in 2000. At year end 2001, loans net of unearned income totaled $458,741 compared to $595,576 at December 31, 2000, a decrease of $136,835 or 23%. The decrease in loan balances was primarily the result of the sales of two of the affiliate banking operations in 2001.

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


                           LOAN PORTFOLIO COMPOSITION
                                Loans Outstanding
                             (Dollars in thousands)

                                                                       December 31
                                  2001     %         2000       %         1999       %        1998      %         1997       %
                              --------   ----    --------    ----     --------    ----     --------  ----     --------    ----
Commercial, secured by real
  estate                      $117,692   25.6%   $149,733    25.1%    $135,078    23.7%    $ 86,010  21.6%    $ 71,818    22.8%
Commercial, other               70,315   15.3      86,069    14.5       98,543    17.3       73,982  18.6       48,309    15.4
Real estate construction        15,751    3.4      24,774     4.2       26,092     4.6       13,374   3.4        8,352     2.6
Real estate mortgage           164,810   35.9     211,662    35.5      192,088    33.6      131,212  33.0      103,664    33.0
Agricultural                     9,613    2.1      13,817     2.3       17,525     3.1       15,433   3.9       13,232     4.2
Consumer                        79,571   17.3     108,646    18.2      100,075    17.5       73,100  18.4       68,461    21.8
Other                            1,081    0.4       1,246     0.2        1,352     0.2        4,502   1.1          674     0.2
                              --------   ----    --------    ----     --------    ----     --------  ----     --------    ----
  Total loans                 $458,833   100.0%  $595,947    100.0%   $570,753    100.0%   $397,613  100.0%   $314,510    100.0%

  Less unearned income             (92)              (371)                (647)              (1,993)            (2,408)
                              --------           --------             --------             --------           --------

     Total loans net of
        unearned income       $458,741           $595,576             $570,106             $395,620           $312,102

Commercial loans generally are made to small-to-medium size businesses located within a Bank's defined market area and typically are secured by business assets and guarantees of the principal owners. Collateral for real estate mortgage loans include residential properties and the loans generally do not exceed 80% of the value of the real property securing the loan based on recent independent appraisals. The Company's real estate mortgage loan portfolio primarily consists of adjustable rate residential mortgage loans. The origination of these mortgage loans can be more difficult in a low interest rate environment where there is a significant demand for fixed rate mortgages. A number of the Banks do participate in the origination of loans into the secondary market and recognize the referral fees into other income. Consumer loans generally are made to individuals living in a Bank's defined market area who are known to the Bank's staff. Consumer loans are made for terms of up to seven years on a secured or unsecured basis. While consumer loans generally provide the Company with increased interest income, consumer loans may involve a greater risk of default. Loss experience in all categories has been increasing over the past five years, with net charge-offs being 1.47% of loans in 2001 and .66% in 2000. With respect to consumer loans in particular, net charge-offs for the year ended December 31, 2001 were $1,709, or 2.15% of total consumer loans outstanding at December 31, 2001, and $761 in 2000, or .70% of total consumer loans outstanding at December 31, 2000.

The following table sets forth the maturity distribution and interest sensitivity of selected loan categories at December 31, 2001. Maturities are based upon contractual terms. The Company's policy is to specifically review and approve any loan renewed; no loans are automatically rolled over.


                    Loan Maturities and Interest Sensitivity
                                December 31, 2001
                             (Dollars in thousands)


                                                       One Year      One Through        Over           Total
                                                       or Less        Five Years     Five Years        Loans
                                                       --------      -----------     ----------        -----
Commercial, secured by real estate                   $     63,314   $     51,184    $      3,194  $    117,692

Commercial, other                                          32,545         30,295           7,475        70,315

Real estate construction                                    3,605          4,279           7,867        15,751

Agricultural                                                4,633          4,237             743         9,613
                                                     ------------   ------------    ------------  ------------
    Total                                            $    104,097   $     89,995    $     19,279  $    213,371
                                                     ============   ============    ============  ============

Fixed rate loans                                     $     60,951   $     89,995    $     19,279  $    170,225

Floating rate loans                                        43,146              -               -        43,146
                                                     ------------   ------------    ------------  ------------
    Total                                            $    104,097   $     89,995    $     19,279  $    213,371
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

The Company discontinues the accrual of interest on loans when management believes after consideration of economic and business conditions and collection efforts, that the borrowers financial condition is such that collection of interest is doubtful. A loan remains in a nonaccrual status until doubts concerning the collectibility no longer exist. A loan is classified as a restructured loan when the interest rate is materially reduced or the term is extended beyond the original maturity date because of the inability of the borrower to service the loan under the original terms. Other real estate is recorded at the lower of cost or fair value less estimated costs to sell.

A summary of the components of nonperforming assets, including several ratios using period-end data, is shown as follows:

                              Nonperforming Assets
                             (Dollars in thousands)

                                                                              December 31
                                           ----------------------------------------------------------------------------------
                                                2001             2000             1999             1998            1997
                                                ----             ----             ----             ----            ----
Nonaccrual loans                           $     9,307       $    7,840      $     4,540        $   3,500      $      562
Accruing loans which are contractually
  past due 90 days or more                       5,948            2,196            1,721            1,322             522
Restructured loans                                 338              689              666              105             356
                                           -----------       ----------      -----------        ---------      ----------
  Total nonperforming and restructured
     loans                                 $    15,593       $   10,725      $     6,927        $   4,927      $    1,440
Other real estate acquired through
     foreclosures                                5,831            3,116            3,009              961             836
                                           ------------      ----------      -----------        ---------      ----------
   Total nonperforming and restructured
     loans and other real estate           $    21,424       $   13,841      $     9,936        $   5,888      $    2,276
Nonperforming and restructured loans
  as a percentage of net loans                    3.40%            1.80%            1.22%            1.25%            .46%
Nonperforming and restructured loans
  and other real estate as a percentage
  of total assets                                 4.67%            1.56%            1.17%             .90%            .49%

Nonaccrual loans increased from $7,840 at December 31, 2000 to 9,307 at December 31, 2001. Total nonperforming assets increased from $13,841 at December 31, 2000 to $21,424 at December 31, 2001. The percentage of nonperforming loans to total loans increased from 1.80% to 3.40%.

The increase in total nonperforming loans and other real estate owned of $7,583 is largely attributable to the deterioration in loan quality as well as a result of the Company's efforts at improving risk identification and monitoring.

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

              Interest Income on Non-Accrual and Restructured Loans
                             Year ended December 31
                             (Dollars in thousands)
                                                       2001           2000            1999           1998           1997
                                                       ----           ----            ----           ----           ----
         Contractual interest                           831            673             272            135             77
         Interest recognized                            190             89               6              6             62

Investment Activities

The securities portfolio consists of debt and equity securities, which provide the Company with a relatively stable source of income. Additionally, the investment portfolio provides a balance to interest rate and credit risks in other categories of the balance sheet. The Company also uses the securities portfolio as a secondary source of liquidity. All of the company's securities at December 31, 2001 were classified as available for sale.

Securities as a percentage of average interest-earning assets decreased to 21.7% in 2001 versus 23.0% in 2000 and 25.2% in 1999. The 2000 decrease in securities reflects the movement of funds into higher yielding loan balances, primarily in regards to the acquisition of deposits held in the West Virginia branches.

At December 31, 2000 and 1999, the Company had an investment in noncumulative perpetual preferred stock of First Guaranty Bank, Hammond, Louisiana. The market value of this investment approximated its book value, which totaled $2 million at December 31, 2000 and 1999. The dividend rate on the preferred stock is 2% in excess of the prime rate as in effect from time to time. This stock was disposed of in 2001.

The following tables present the carrying values and maturity distribution of investment securities.

                          Carrying Value of Securities
                             (Dollars in thousands)

                                                                                 December 31
                                                               2001                 2000                 1999
                                                               ----                 ----                 ----
U.S. Treasury and Federal agencies:
   Available for sale                                   $         118,092    $         157,245    $         128,101
   Held to maturity                                                     -                1,233                1,733
State and municipal obligations:
   Available for sale                                              19,225                7,132                7,354
   Held to maturity                                                     -               16,656               16,876
Equity securities:
   Available for sale                                                 802                2,798                2,775
   Held to maturity                                                     -                    -                    -
Corporate securities:
   Available for sale                                               9,196                    -                    -
   Held to maturity                                                     -                    -                    -
Mortgage-backed securities:
   Available for sale                                               8,251                9,319               13,557
   Held to maturity                                                     -                   17                   24
Total securities:
   Available for sale                                             155,566              176,494              151,787
   Held to maturity                                                     -               17,906               18,633
                                                        -----------------    -----------------    -----------------
Total                                                   $         155,566    $         194,400    $         170,420

                                             Maturity Distribution of Securities
                                                      December 31, 2001
                                                    (Dollars in thousands)

                                                          One           Five
                                              Year       Through       Through      Over
                                               Or         Five           Ten         Ten         Other                      Market
                                              Less        Years         Years       Years     Securities       Total        Value
U.S. Treasury and Federal agencies:
    Available for sale                     $  31,980   $  75,209    $    5,929     $  4,974  $      -       $  118,092   $  118,092
    Held to maturity                               -           -             -            -         -                -            -
State and municipal obligations:
    Available for sale                         1,331       6,832         7,191        3,871         -           19,225       19,225
    Held to maturity                               -           -             -            -         -                -            -
Corporate securities:
    Available for sale                             -       9,196             -            -         -            9,196        9,196
    Held to maturity                               -           -             -            -         -                -            -
Other securities:
    Available for sale                             -           -             -            -     9,053            9,053        9,053
    Held to maturity                               -           -             -            -         -                -            -
Total securities:
    Available for sale                        33,311      91,237        13,120        8,845     9,053          155,566      155,566
    Held to maturity                               -           -             -            -         -                -            -
                                           ---------   ---------    ----------     --------  --------       ----------   ----------
Total                                      $  33,311   $  91,237     $   13,120     $ 8,845  $  9,053       $  155,566   $  155,566
                                           =========   =========     ==========     =======  ========       ==========   ==========
Percent of total                             21.41%        58.65%         8.43%       5.69%     5.82%          100.00%
Weighted average yield*                       4.29%         4.69%         5.93%       6.08%     5.77%            4.86%

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

Total deposits averaged $629,892 in 2001, an 10.8% decrease from 2000. Total deposits averaged $706,171 in 2000, an increase of $57,576 or 8.9% over 1999. Noninterest bearing deposits averaged 10.4% of total deposits in 2001, compared to 10.3% in 2000 and 10.3% in 1999.

At December 31, 2001, deposits totaled $570,531, compared to $728,412 at December 31, 2000, a decrease of $157,881, or 21.7%. The primary driver of the decrease in deposits was the sale of two affiliate banking operations during 2001.

The table below provides information on the maturities of time deposits of $100,000 or more at December 31, 2001.

                                Maturity of Time
                          Deposits of $100,000 or More
                                                                            December 31, 2001
                                                                              (In thousands)

         Maturing 3 months or less                                           $         17,924
         Maturing over 3 months through 6 months                                       25,489
         Maturing over 6 months through 12 months                                      28,885
         Maturing over 12 months                                                       16,851
                                                                             ----------------
         Total                                                               $         89,149
                                                                             ================

The following table sets forth the average amount of and average rate paid on selected deposit categories during the past three full years.

                           Selected Deposit Categories
                             (Dollars in Thousands)

                                         2001                          2000                          1999
         Category               Amount        Rate (%)        Amount        Rate (%)        Amount        Rate (%)

Demand                       $    65,795            0%     $    72,392            0%     $    66,483            0%
NOW and money
  market accounts                178,501         3.21%         175,166         4.15%         150,165         3.65%
Savings                           63,287         2.48%          63,850         3.02%          63,227         3.10%
Certificates of deposit
  and other time                 322,309         5.98%         394,763         5.90%         368,720         5.53%
                             -----------    ---------      -----------    ---------      -----------    ---------
     Total                   $   629,892         4.22%     $   706,171         4.60%     $   648,595         4.29%

Capital

Stockholders' equity increased $4,045 in 2001 to $59.9 million or 8.4% of total assets at December 31, 2001. This compares to $55.8 million, or 6.3% of total assets at December 31, 2000. The primary reason for the 2001 increase in stockholders' equity was the 2001 retained earnings of $2,319 as well as an increase in unrealized gains on securities of $1,726 from ($869) on December 31, 2000, to $857 on December 31, 2001. This is a component of accumulated other comprehensive income. Stockholders' equity increased $3,703 or 7.1% in 2000 from $52.2 million at December 31, 1999 to $55.8 million for 2000. The primary reason for the 2000 increase in stockholders' equity was the decrease in unrealized loss on securities of $3,153 from ($4,022) on December 31, 1999, to ($869) on December 31, 2000. The decrease was partially offset by the retention of net earnings of $550 in 2000. The consolidated statements of changes in stockholders' equity detail the changes in equity for the last three years.

The fair value adjustment of the Company's available for sale securities portfolio, which is recorded as a component of stockholders' equity, may change significantly as market conditions change. The adjustment resulted in an increase of stockholders' equity of $857 at December 31, 2001 versus a reduction of $869 at December 31, 2000. Further volatility in stockholders' equity may occur in the future as market conditions change.

The Company's principal source of funds for dividend payments to stockholders is dividends received from the subsidiary Banks. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid without prior approval of regulatory agencies in any calendar year is limited to the current year's net profits, as defined, combined with the retained net profits of the preceding two years, subject to regulatory capital requirements and additional restrictions as more fully described in Note 20 to the consolidated financial statements. During 2002, the Banks could, without prior approval, declare dividends to the Company of approximately $3.2 million plus any 2002 net profits retained to the date of the dividend declaration.

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


                          Selected Capital Information
                             (Dollars in thousands)
                                                                          December 31
                                                                   2001               2000               Change
                                                                   ----               ----               ------
Stockholders' Equity                                        $         59,875    $         55,830   $          4,045
   Qualifying capital securities of subsidiary
      trust                                                           19,646              18,872                774
   Disallowed amounts of goodwill and other
      intangibles                                                    (16,044)            (22,856)             6,812
   Unrealized loss (gains) on securities
     available for sale                                                 (857)                869             (1,726)
                                                            ----------------    ----------------   ----------------
Tier I capital                                              $         62,620    $         52,715   $          9,905


Tier II capital adjustments:
   Qualifying capital securities of subsidiary
      trust                                                            9,104               9,878
   Allowance for loan losses                                           5,830               7,298
                                                            ----------------    ----------------
Total capital                                               $         77,554    $         69,891

Total risk-weighted assets                                  $        466,409    $        583,259
Ratios
Tier I capital to risk-weighted assets                               13.4%                9.0%
Total capital to risk-weighted assets                                16.6%               12.0%
Leverage at year-end                                                  8.5%                6.1%

The capital ratios were dramatically improved in 2001 over 2000 as a result of the sales of two affiliated banking operations during 2001. These sales were the primary reason for the large decrease in Goodwill (6.8 million).

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

Cash, cash equivalents, Federal funds sold, and the securities portfolio provides an important source of liquidity to the subsidiary banks. The total of securities maturing within one year along with cash, due from banks, interest-earning balances with banks maturing within one year, and Federal funds sold totaled $87.4 million as of December 31, 2001. Additionally, securities available-for-sale with maturities greater than one year, equity securities, and interest-earning balances, with banks with maturities greater than one year, totaled $122.2 million at December 31, 2001. These securities represent a secondary source available to meet liquidity needs on a continuing basis.

To maintain a desired level of liquidity, the Banks have several sources of funds available. One is the cash flow generated daily from the Banks' various loan portfolios in the form of principal and interest payments. Another source is its deposit base. The Company maintains a relatively stable base of customer deposits, which has historically exhibited steady growth. This growth, when combined with other sources, is expected to be adequate to meet its demand for funds. Due to the nature of the markets served by the Company's subsidiary banks, management believes that the majority of certificates of deposit of $100,000 or more are no more volatile than its core deposits. Certificates of deposits and other time deposits of $100,000 or more represented approximately 15.6% and 14.5% of total deposits at December 31, 2001 and 2000. A number of techniques are used to measure the liquidity position, including the utilization of ratios that are presented below. These ratios are calculated based on annual averages for each year.

                                Liquidity Ratios
                                                                          2001            2000             1999
                                                                          ----            ----             ----
         Total loans/total deposits...............................        81.3%           83.6%            80.2%
         Total loans/total deposits less float....................        82.4%           84.8%            81.0%

This analysis shows that the Company's loan to deposit ratio has increased in both 1999 and 2000. The increases are primarily the result of funds moving from lower yielding assets into higher yielding loans, principally in the West Virginia markets. The change for 2001 was the result of the changes in loan and deposit mix as a result of the disposal of two Affiliate Banks during 2001.

Information regarding short-term borrowings for the past three years is presented below.

                              Short-Term Borrowings
                             (Dollars in thousands)
                                                                             2001            2000           1999
                                                                             ----            ----           ----
Repurchase Agreements:

   Balance at year end                                                   $     5,520    $    20,553     $    21,282

   Weighted average rate at year end                                            1.76%          6.67%           5.80%

   Average balance during the year                                       $     7,518    $    23,580     $     8,640

   Weighted average rate during the year                                        4.44%          6.40%           5.14%

   Maximum month-end balance                                             $    11,135    $    28,009     $    21,282

Other short-term borrowings:

   Balance at year end                                                   $    30,795    $    19,825     $    11,225

   Weighted average rate at year end                                            4.68%          6.62%           5.93%

   Average balance during the year                                       $    27,257    $    17,418     $    12,184

   Weighted average rate during the year                                        6.41%          6.58%           5.61%

   Maximum month-end balance                                             $    32,071    $    24,493     $    15,788

Total short-term borrowings:

   Balance at year end                                                   $    36,315    $    40,378     $    32,507

   Weighted average rate at year end                                            4.23%          6.65%           5.84%

   Average balance during the year                                       $    34,775    $    40,998     $    20,824

   Weighted average rate during the year                                        5.98%          6.48%           5.41%

   Maximum month-end balance                                             $    43,206    $    52,502     $    32,507

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

One tool, which is used to monitor interest rate risk, is the interest sensitivity analysis as shown in the table below. This analysis reflects the repricing characteristics of assets and liabilities over -various time periods. The gap indicates the level of assets and liabilities that are subject to repricing over a given time period.

As shown by the interest rate sensitivity analysis as of December 31, 2001, the cumulative amount of the Company's interest earning assets repricing during the first year is lower than the total amount of its interest bearing liabilities repricing during this period. This position, which is normally termed a negative interest sensitivity gap, generally allows for enhanced net interest income during periods of falling interest rates. This negative gap is within the Company's internal policy guidelines and is not expected to impact significantly the Company's net interest income during a period of rising interest rates.

The following table provides an analysis of the Company's interest rate sensitivity at December 31, 2001.

                       Interest Rate Sensitivity Analysis
                             (Dollars in Thousands)

                                                 0 - 90      91 days -        1 - 5         Over 5
                                                  Days         1 Year         Years          Years          Total
Assets
   Loans, net of unearned income              $     83,891  $   126,401   $    205,964   $    42,485    $    458,741
   Investment securities                            29,989       53,759         61,586        10,232         155,566
   Interest-earning balances                             -            -              -             -               -
   Federal funds sold                               33,517            -              -             -          33,517
                                              ------------  -----------   ------------   -----------    ------------
       Total earning assets                   $    147,397  $   180,160   $    267,550   $    52,717    $    647,824

Sources of Funds
   NOW, money market and
       savings                                $     63,891  $    50,768   $     75,378   $    34,349    $    224,386
   Time deposits                                    64,923      160,030         63,276             -         288,229
   Borrowings                                       15,027       14,456          7,309        12,523          49,315
                                              ------------  -----------   ------------   -----------    ------------
     Total interest bearing liabilities       $    143,841  $   225,254   $    145,963   $    46,872    $    561,930

Interest Sensitivity Gap
   For the period                             $      3,556  $   (45,094)  $    121,587   $     5,845    $     85,894
   Cumulative                                        3,556      (41,538)        80,049        85,894               -
   Cumulative as a percent of
     earning assets                                  0.55%       (6.41)%        12.36%         13.26%

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------
Asset/Liability Management and Market Risk

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

The earnings simulation model forecasts the effect of instantaneous movements in interest rates of both 100 and 200 basis points. The most recent earnings simulation model projects net interest income would decrease by approximately 0.5% of stable rate net interest income if rates rise by 100 basis points over the next year. It projects a decrease of 1.0% if the rates fall by 100 basis points. Management believes this reflects a slight asset sensitive rate risk position for the less than 90 day time frame. For the one-year horizon the rate risk position evolves into one with a slight liability sensitivity.

Within the same time frame, but assuming a 200 basis point movement in rates, the model forecasts that net interest income would drop below that earned in a stable rate environment by 2.9% in a rising rate scenario and decrease by 2.4% in a falling rate scenario. Under both the 100 and 200 basis point forecast, the percentage changes in net interest income are within ALCO guidelines.

This simulation model includes assumptions about how the balance sheet is likely to evolve through time. Loan prepayments are developed from industry median estimates for prepayment speeds. Noncontractual deposit pricing and sensitivity are assumed to follow historical patterns.

The Economic Value at Risk (EVR) of the balance sheet, at a point in time, is defined as the discounted present value of asset cash flows minus the discounted value of liability cash flows. The resulting percentage change in EVR is an indication of the longer term repricing risk imbedded in the balance sheet. At December 31, 2001, a 200 basis point increase in rates is estimated to increase EVR by 3.05%. Additionally, EVR is projected to decrease by 26.2% if rates fall by 200 basis points. Although the 26.2% decrease is outside the stated ALCO guidelines of + 20% the Board has approved this deviation and management believes this deviation to be temporary.

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

Summary information about the simulation model's interest rate risk measures is presented below:

                                                               Year-End    Year-End       ALCO
                                                                 2001        2000       Guidelines
                                                               --------    --------     ----------
Projected 1-Year Net Interest Income
   -100 bp change vs. Base Rate                                 -1.0%        -3.8%         +/-10%
   +100 bp change vs. Base Rate                                 -0.5%         1.4%         +/-10%
Projected 1-Year Net Interest Income
   -200 bp change vs. Base Rate                                 -2.4%        -8.6%         +/-10%
   +200 bp change vs. Base Rate                                 -2.9%         1.7%         +/-10%
Economic Value Change
   -200 bp Change vs. Base Rate                                -26.2%       -10.0.%        +/-20%
   +200 bp Change vs. Base Rate                                  3.5%       -14.2%         +/-20%


Interest Rate Risk Management

Premier's strategy of investing primarily in loans and securities is intended to limit its exposure to interest rate and credit risk, while at the same time achieving a positive interest rate spread from the difference between the income earned on interest earning assets and the cost of interest bearing liabilities. Managing this exposure involves significant assumptions about the relationship of various interest rate indices of certain financial instruments. Prepayments on loans and mortgage-backed securities generally increase when long-term interest rates fall or are at historically low levels relative to short-term interest rates making fixed rate loans more desirable. Other investment securities, other than those with early call provisions, generally do not have significant imbedded options and repay pursuant to specific terms until maturity. While savings and checking deposits generally may be withdrawn upon the customer's request without prior notice, a continuing relationship with customers resulting in future deposits and withdrawals is generally predictable resulting in a dependable and uninterruptible source of funds. Time deposits generally have early withdrawal penalties, which discourage customer withdrawal, while term Federal Home Loan Bank advances have prepayment penalties, which discourage prepayment prior to maturity.

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

Management expects interest rates to be biased toward flat to increasing during 2002 and believes that the current modest level of liability sensitivity is appropriate when taken in conjunction with the unlikely event of a significant rate decrease. Premier's interest sensitivity profile changed from 2000 to 2001 as a result primarily of asset/liability mix changes as a result of the sales of two affiliate banking operations as well as normal maturities and repricing.

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

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------
         The Company's Financial Statements and related Independent Auditors' Report are presented in the following pages. The financial statements filed in this Item 8 are as follows:

     Independent Auditors' Report

     Financial Statements:
         Consolidated Balance Sheets - December 31, 2001 and 2000
         Consolidated Statements of Income - Years Ended December 31, 2001, 2000
            and 1999
         Consolidated Statements of Comprehensive Income - Years Ended
            December 31, 2001, 2000 and 1999
         Consolidated Statements of Changes in Stockholders' Equity - Years
            ended December 31, 2001, 2000 and 1999
         Consolidated Statements of Cash Flows - Years ended December 31, 2001,
            2000 and 1999
         Notes to Consolidated Financial Statements

                         PREMIER FINANCIAL BANCORP, INC.


                        CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999

REPORT OF INDEPENDENT AUDITORS


Board of Directors
Premier Financial Bancorp, Inc.
Georgetown, Kentucky



We have audited the accompanying consolidated balance sheets of Premier Financial Bancorp, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of income and comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Premier Financial Bancorp, Inc. as of December 31, 2001 and 2000 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

As disclosed in Note 1, during 2001 the Company adopted new accounting guidance on derivatives.




                          Crowe, Chizek and Company LLP

Lexington, Kentucky
February 15, 2002

--------------------------------------------------------------------------------
                           See accompanying notes.
                                                                             42.

                         PREMIER FINANCIAL BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2001 and 2000
                      (In Thousands, Except Per Share Data)

--------------------------------------------------------------------------------

                                                                                      2001                 2000
                                                                                      ----                 ----
ASSETS
Cash and due from banks                                                           $     20,628         $     23,339
Interest-earning balances with banks                                                         -                  737
Federal funds sold                                                                      33,517               21,087
Investment securities
   Available for sale                                                                  155,566              176,494
   Held to maturity                                                                          -               17,906
Loans                                                                                  458,833              595,947
   Unearned income                                                                         (92)                (371)
   Allowance for loan losses                                                            (8,946)              (7,821)
                                                                                  ------------         ------------
     Net loans                                                                         449,795              587,755
Federal Home Loan Bank and Federal Reserve Bank stock                                    4,261                4,476
Premises and equipment, net                                                             12,035               15,474
Real estate and other property acquired through foreclosure                              5,831                3,116
Interest receivable                                                                      7,842               10,144
Goodwill and other intangibles                                                          16,044               22,856
Other assets                                                                             6,331                6,548
                                                                                  ------------         ------------

Total assets                                                                      $    711,850         $    889,932
                                                                                  ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
   Non-interest bearing                                                           $     57,916         $     74,438
   Time deposits, $100,000 and over                                                     89,149              105,490
   Other interest bearing                                                              423,466              548,484
                                                                                  ------------         ------------
     Total deposits                                                                    570,531              728,412
Securities sold under agreements to repurchase                                           5,520               20,553
Federal Home Loan Bank advances                                                         30,795               30,687
Other borrowed funds                                                                    13,000               20,000
Interest payable                                                                         1,903                3,901
Other liabilities                                                                        1,476                1,799
                                                                                  ------------         ------------
   Total liabilities                                                                   623,225              805,352

Guaranteed preferred beneficial interests in Company's debentures                       28,750               28,750

Stockholders' equity
   Preferred stock, no par value; 1,000,000 shares
     authorized; none issued or outstanding                                                  -                    -
   Common stock, no par value; 10,000,000 shares authorized;
     5,232,230 shares issued and outstanding                                             1,103                1,103
   Surplus                                                                              43,445               43,445
   Retained earnings                                                                    14,470               12,151
   Accumulated other comprehensive income                                                  857                 (869)
                                                                                  ------------         ------------
     Total stockholders' equity                                                         59,875               55,830
                                                                                  ------------         ------------

Total liabilities and stockholders' equity                                        $    711,850         $    889,932
                                                                                  ============         ============

--------------------------------------------------------------------------------
                            See accompanying notes.
                                                                             43.

                         PREMIER FINANCIAL BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                             Years Ended December 31
                      (In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

                                                                    2001               2000                1999
                                                                    ----               ----                ----
Interest income
   Loans, including fees                                        $    47,413         $    56,245         $    50,649
   Investment securities -
     Taxable                                                          8,029              10,120               9,575
     Tax-exempt                                                       1,051               1,404               1,409
   Federal funds sold                                                 1,529               1,398               1,047
   Other interest income                                                 20                  67                 192
                                                                -----------         -----------         -----------
     Total interest income                                           58,042              69,234              62,872

Interest expense
   Deposits                                                          26,550              32,503              27,808
   Other borrowings                                                   3,366               5,203               3,547
   Debt                                                               2,852               2,852               2,852
                                                                -----------         -----------         -----------
     Total interest expense                                          32,768              40,558              34,207

Net interest income                                                  25,274              28,676              28,665
Provision for loan losses                                             8,921               4,932               3,294
                                                                -----------         -----------         -----------

Net interest income after provision for loan losses                  16,353              23,744              25,371

Non-interest income
   Service charges                                                    2,191               2,235               1,965
   Insurance commissions                                                274                 443                 565
   Investment securities gains (losses)                                 516                (279)                 17
   Gain on sale of subsidiaries' banking operations                   8,713                   -                   -
   Other income                                                       1,642               1,613               1,229
                                                                -----------         -----------         -----------
                                                                     13,336               4,012               3,776

Non-interest expenses
   Salaries and employee benefits                                    11,785              13,332              11,679
   Occupancy and equipment expenses                                   2,941               3,187               2,885
   Professional fees                                                  1,065                 705                 547
   Taxes, other than payroll, property and income                       836                 749                 794
   Amortization of intangibles                                        1,329               1,571               1,625
   Other expenses                                                     6,029               6,561               5,100
                                                                -----------         -----------         -----------
                                                                     23,985              26,105              22,630

Income before income taxes                                            5,704               1,651               6,517
Provision for income taxes                                            3,385                 316               1,927
                                                                -----------         -----------         -----------

Net income                                                      $     2,319         $     1,335         $     4,590
                                                                ===========         ===========         ===========

Weighted average common shares outstanding:
   Basic                                                              5,232               5,232               5,232
   Diluted                                                            5,232               5,232               5,232

Earnings per share:
   Basic                                                        $       .44         $       .26         $       .88
   Diluted                                                              .44                 .26                 .88

--------------------------------------------------------------------------------
                            See accompanying notes.
                                                                             44.

                         PREMIER FINANCIAL BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             Years Ended December 31
                      (In Thousands, Except Per Share Data)

--------------------------------------------------------------------------------

                                                                    2001               2000                1999
                                                                    ----               ----                ----
Net income                                                      $     2,319         $     1,335         $     4,590

Other comprehensive income (loss), net of tax:
   Unrealized gains and (losses) arising during
     the period                                                       1,726               2,969              (3,711)
   Reclassification of realized amount                                 (341)                184                 (11)
                                                                -----------         -----------         -----------
     Net change in unrealized gain (loss) on
       securities                                                     1,385               3,153              (3,722)
                                                                -----------         -----------         -----------

Comprehensive income                                            $     3,704         $     4,488         $       868
                                                                ===========         ===========         ===========














--------------------------------------------------------------------------------
                            See accompanying notes.
                                                                             45.

                         PREMIER FINANCIAL BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  Years Ended December 31, 2001, 2000 and 1999
                      (In Thousands, Except Per Share Data)

--------------------------------------------------------------------------------

                                                                                          Accumulated
                                                                                             Other
                                              Common                      Retained       Comprehensive
                                               Stock        Surplus       Earnings          Income          Total
                                               -----        -------       --------          ------          -----
Balances, January 1, 1999                   $  1,103      $  43,445      $  10,151       $     (300)     $   54,399

Net change in unrealized gains (losses)
  on securities available for sale                 -              -              -           (3,722)         (3,722)

Net income                                         -              -          4,590                -           4,590

Dividends paid - $.60 per share                    -              -         (3,140)               -          (3,140)
                                            --------      ---------      ---------       ----------      ----------

Balances, December 31, 1999                 $  1,103      $  43,445      $  11,601       $   (4,022)     $   52,127

Net change in unrealized gains (losses)
  on securities available for sale                 -              -              -            3,153           3,153

Net income                                         -              -          1,335                -           1,335

Dividends paid - $.15 per share                    -              -           (785)               -            (785)
                                            --------      ---------      ---------       ----------      ----------

Balances, December 31, 2000                 $  1,103      $  43,445      $  12,151       $     (869)     $   55,830

Net change in unrealized gains (losses)
  on securities available for sale                 -              -              -            1,726           1,726

Net income                                         -              -          2,319                -           2,319
                                            --------      ---------      ---------       ----------      ----------

Balances, December 31, 2001                 $  1,103      $  43,445      $  14,470       $      857      $   59,875
                                            ========      =========      =========       ==========      ==========












--------------------------------------------------------------------------------
                            See accompanying notes.
                                                                             46.

                         PREMIER FINANCIAL BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             Years Ended December 31
                                 (In Thousands)

--------------------------------------------------------------------------------

                                                                         2001               2000            1999
                                                                         ----               ----            ----
Cash flows from operating activities
   Net income                                                         $     2,319      $     1,335      $     4,590
   Adjustments to reconcile net income to
     net cash from operating activities
       Depreciation                                                          1,232           1,436            1,214
       Provision for loan losses                                             8,921           4,932            3,294
       Amortization, net                                                     1,034           1,228            1,750
       FHLB stock dividends                                                   (266)           (311)            (254)
       Write-downs of other real estate owned                                  258             617                1
       Investment securities (gains) losses, net                              (516)            279              (17)
       Gain on the sale of subsidiaries' banking operations                 (8,713)              -                -
       Changes in
         Interest receivable                                                   417            (330)            (409)
         Other assets                                                         (833)           (705)            (312)
         Interest payable                                                   (1,494)            636              256
         Other liabilities                                                    (321)            245              127
                                                                      ------------     -----------      -----------
           Net cash from operating activities                                2,038           9,362           10,240

Cash flows from investing activities
   Purchases of securities available for sale                             (197,441)        (61,664)         (82,373)
   Proceeds from sales of securities available for sale                     15,438          19,727           40,082
   Proceeds from maturities and calls of securities
     available for sale                                                    207,595          21,985           52,865
   Purchases of  securities held to maturity                                     -          (1,571)          (2,055)
   Proceeds from maturities and calls of securities
     held to maturity                                                            -           2,296            3,472
   Purchases of FHLB stock                                                    (208)            (42)             (61)
   Redemption of FHLB stock                                                    451               -                -
   Net change in interest-earning balances with banks                          737             897           (1,634)
   Net change in federal funds sold                                        (21,130)          4,110            6,933
   Net change in loans                                                      14,133         (30,692)         (82,882)
   Purchases of premises and equipment, net                                   (607)         (1,975)          (2,396)
   Proceeds from sale of other real estate acquired
     through foreclosure                                                     1,747             584              943
   Net cash received (paid) related to acquisitions                          3,255               -           (8,579)
                                                                      ------------     -----------      -----------
     Net cash from investing activities                                     23,970         (46,345)         (75,685)

Cash flows from financing activities
   Net change in deposits                                                   (7,595)         35,569           50,983
   Advances from Federal Home Loan Bank                                     60,361          62,783           16,345
   Repayment of Federal Home Loan Bank advances                            (60,252)        (64,743)         (15,596)
   Net change in other borrowed funds                                       (7,000)              -           12,000
   Net change in agreements to repurchase securities                       (14,233)           (729)          12,909
   Dividends paid                                                                -            (785)          (3,140)
                                                                      ------------     -----------      -----------
Net cash from financing activities                                          32,095          32,095           73,501
                                                                      ------------     -----------      -----------
     Net cash from financing activities                                    (28,719)         32,095           73,501
                                                                      ------------     -----------      -----------

--------------------------------------------------------------------------------
                            See accompanying notes.
                                                                             47.

                         PREMIER FINANCIAL BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             Years Ended December 31
                                 (In Thousands)

--------------------------------------------------------------------------------

                                                                           2001             2000            1999
                                                                           ----             ----            ----
Net change in cash and cash equivalents                               $     (2,711)    $    (4,888)     $     8,056

Cash and cash equivalents at beginning
   of year                                                                  23,339          28,227           20,171
                                                                      ------------     -----------      -----------

Cash and cash equivalents at end of year                              $     20,628     $    23,339      $    28,227
                                                                      ============     ===========      ===========

Supplemental disclosures of cash flow information:
     Cash paid during the year for -
       Interest                                                       $     34,261     $    39,922      $    33,951
       Income taxes                                                          4,279           1,115            2,050

     Loans transferred to real estate acquired
       through foreclosure                                            $      4,785     $     1,298      $     2,943

     Transfer of securities from held to maturity
       to available for sale                                          $     18,249     $         -      $         -




--------------------------------------------------------------------------------
                            See accompanying notes.
                                                                             48.

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999

--------------------------------------------------------------------------------

NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of Premier Financial Bancorp, Inc. (the Company) and its wholly-owned subsidiaries:

                                                                                                December 31, 2001
                                                                                 Year                         Net
                                                                               Acquired       Assets        Income
                                                                               --------       ------        ------
                                                                                                  (In Thousands)
Citizens Deposit Bank & Trust               Vanceburg, Kentucky                 1991         $  106,298    $    186
Bank of Germantown                          Germantown, Kentucky                1992             29,105        (217)
Citizens Bank (Kentucky), Inc.              Georgetown, Kentucky                1995            104,653        (380)
Farmers Deposit Bank                        Eminence, Kentucky                  1996            150,947       1,363
The Sabina Bank                             Sabina, Ohio                        1997              5,420       3,881
Ohio River Bank                             Ironton, Ohio                       1998             72,511         650
First Central Bank, Inc.                    Philippi, West Virginia             1998             81,525         436
Boone County Bank, Inc.                     Madison, West Virginia              1998            154,756       1,100
Mt. Vernon Financial Holdings, Inc.         Georgetown, Kentucky                1999             13,651      (1,054)

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

--------------------------------------------------------------------------------
                            (Continued)
                                                                             49.

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999

--------------------------------------------------------------------------------

NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Estimates in the Financial Statements: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The allowance for loan losses and fair values of financial instruments are particularly subject to change.

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

Investment securities for which the Banks have the positive intent and ability to hold to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts, which are recorded as adjustments to interest income using the constant yield method. Other securities such as Federal Home Loan Bank stock are carried at cost.

Interest income includes amortization of purchase premium or discount. Gains or losses on dispositions are based on the net proceeds and adjusted carrying amount of the securities sold using the specific identification method. Securities are written down to fair value when a decline in fair value is not temporary.

--------------------------------------------------------------------------------
                            (Continued)
                                                                             50.

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999

--------------------------------------------------------------------------------

NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The allowance for loan losses is a valuation allowance for probable incurred credit losses increased by a provision for loan losses charged to expense. The allowance is an amount that management believes will be adequate to absorb incurred losses on existing loans based on evaluations of the collectibility of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrowers' ability to pay. Loans are charged against the allowance for loan losses when management believes that the collection of principal is unlikely.

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

Premises and Equipment: Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Depreciation is recorded principally by the straight-line method over the estimated useful lives of the premises and equipment.

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

--------------------------------------------------------------------------------
                            (Continued)
                                                                             51.

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999

--------------------------------------------------------------------------------

NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Long-term Assets: Premises and equipment and other long-term assets are reviewed for impairment when events indicate that the carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at discounted amounts.

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


--------------------------------------------------------------------------------
                            (Continued)
                                                                             52.

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999

--------------------------------------------------------------------------------

NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Another new accounting standard requires all business combinations to be recorded using the purchase method of accounting for any transaction initiated after June 30, 2001. Under the purchase method, all identifiable tangible and intangible assets and liabilities of the acquired company must be recorded at fair value at date of acquisition, and the excess of cost over fair value of net assets acquired is recorded as goodwill. Identifiable intangible assets with finite useful lives will be amortized under the new standard, whereas goodwill, both amounts previously recorded and future amounts purchased, will cease being amortized starting in 2002. Annual impairment testing will be required for goodwill with impairment being recorded if the carrying amount of goodwill exceeds its implied fair value. Adoption of this standard on January 1, 2002 will not have a material effect on the Company's financial statements.

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

On January 26, 2001, the Company disposed of all the deposits (approximately $110,000,000), the majority of loans (approximately $92,000,000) and the premises and equipment (approximately $1,600,000) of the Bank of Mt. Vernon under the terms of a Purchase and Assumption Agreement. The net cash paid by the Company relating to this transaction was approximately $9,700,000. The Company realized a gain of $3,418,000 on the sale. As part of the transaction, the Company retained certain assets previously held by the Bank of Mt. Vernon, which are held in a subsidiary called Mt. Vernon Financial Holdings, Inc.

On December 10, 2001, the Company disposed of the deposits (approximately $49,000,000), the loans (approximately $40,000,000), and the premises and equipment (approximately $1,300,000) of The Sabina Bank under the terms of a Purchase and Assumption Agreement. The proceeds to the Company and the gain realized from this transaction were $12,954,000 and $5,295,000, respectively. Certain assets of the bank were retained by the Company pending liquidation of the bank.


--------------------------------------------------------------------------------
                            (Continued)
                                                                             53.

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999

--------------------------------------------------------------------------------

NOTE  2 - BUSINESS COMBINATIONS (Continued)

The operating results of both the Bank of Mt. Vernon and The Sabina Bank were included in the Company's operating results through the respective dates of the sales. The results relating to the assets retained by the Company continue to be included in the Company's operating results.

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

Two of the Company's subsidiaries, Citizens Deposit Bank & Trust and Bank of Germantown have entered into similar agreements with their respective primary regulators which, among other things, prohibit the payment of dividends without prior written approval and requires significant changes in their credit administration policies.

These agreements, which require periodic reporting, will remain in force until the regulators are satisfied that the Company and the banks have fully complied with the terms of the agreement.

NOTE 4 - RESTRICTIONS ON CASH AND DUE FROM BANKS

Included in cash and due from banks are certain non-interest bearing deposits that are held at the Federal Reserve or maintained in vault cash in accordance with average balance requirements specified by the Federal Reserve Board of Governors. The balance requirement at December 31, 2001 and 2000 was $2.5 million and $3.6 million.


--------------------------------------------------------------------------------
                            (Continued)
                                                                             54.

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999

--------------------------------------------------------------------------------

NOTE  5 - INVESTMENT SECURITIES

Amortized cost and fair value of investment securities, by category, at December 31 were as follows (in thousands):

                                                   Amortized         Unrealized        Unrealized          Fair
                                                     Cost               Gains            Losses            Value
                                                   ---------         ----------        ----------          -----
Available for Sale
2001
----
   U. S. Treasury securities                     $     1,151         $     21         $       -         $     1,172
   U. S. agency securities                           115,954            1,029               (63)            116,920
   Obligations of states and political
     subdivisions                                     18,884              411               (70)             19,225
   Mortgage-backed securities                          8,223               37                (9)              8,251
   Corporate securities                                9,128               94               (26)              9,196
   Other securities                                      927                -              (125)                802
                                                 -----------         --------         ---------         -----------

     Total available for sale                    $   154,267         $  1,592         $    (293)        $   155,566
                                                 ===========         ========         =========         ===========


2000
----
   U. S. Treasury securities                     $     3,345         $     13         $      (1)        $     3,357
   U. S. agency securities                           155,045              232            (1,389)            153,888
   Obligations of states and political
     subdivisions                                      7,016              117                (1)              7,132
   Mortgage-backed securities                          9,478                -              (159)              9,319
   Preferred stock                                     2,000                -                 -               2,000
   Other securities                                      925                -              (127)                798
                                                 -----------         --------         ---------         -----------
     Total available for sale                    $   177,809         $    362         $  (1,677)        $   176,494
                                                 ===========         ========         =========         ===========


Held to Maturity

2000
----
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
                                                 ===========         ========         =========         ===========


--------------------------------------------------------------------------------
                            (Continued)
                                                                             55.

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999

--------------------------------------------------------------------------------

NOTE  5 - INVESTMENT SECURITIES (Continued)

Upon adoption of Financial Accounting Standards Board Statement 133 on January 1, 2001, all of the Company's securities classified as held to maturity were reclassified as available for sale.

The amortized cost and fair value of investment securities at December 31, 2001, by category and contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                    Amortized               Fair
                                                                                      Cost                  Value
                                                                                      ----                  -----
                                                                                            (In Thousands)
Available for sale
   Due in one year or less                                                        $    33,022           $    33,311
   Due after one year through five years                                               90,359                91,237
   Due after five years through ten years                                              12,937                13,120
   Due after ten years                                                                  8,799                 8,845
   Mortgage-backed securities                                                           8,223                 8,251
   Other securities                                                                       927                   802
                                                                                  -----------           -----------

     Total available for sale                                                     $   154,267           $   155,566
                                                                                  ===========           ===========

Proceeds from sales of investment securities during 2001, 2000 and 1999 were $15.4 million, $19.7 million and $40.1 million. Gross gains of $545,000, $7,000 and $44,000, and gross losses of $29,000, $286,000 and $27,000 were realized on those sales.

Investment securities with an approximate carrying value of $87.5 million and $134.1 million at December 31, 2001 and 2000 were pledged to secure public deposits, trust funds, securities sold under agreements to repurchase and for other purposes as required or permitted by law.


--------------------------------------------------------------------------------
                            (Continued)
                                                                             56.

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999

--------------------------------------------------------------------------------

NOTE  6 - LOANS

Loans at year-end were as follows (in thousands):

                                                                                        2001               2000
                                                                                        ----               ----
Commercial, secured by real estate                                                  $    117,692       $    149,733
Commercial, other                                                                         70,315             86,069
Real estate construction                                                                  15,751             24,774
Residential real estate                                                                  164,810            211,662
Agricultural                                                                               9,613             13,817
Consumer and home equity                                                                  79,571            108,646
Other                                                                                      1,081              1,246
                                                                                    ------------       ------------

                                                                                    $    458,833       $    595,947
                                                                                    ============       ============

Certain directors and executive officers of the Banks and companies, in which they have beneficial ownership, were loan customers of the Banks during 2001 and 2000. Such loans were made in the ordinary course of business at the Banks' normal credit terms and interest rates.

An analysis of the 2001 activity with respect to all director and executive officer loans is as follows (in thousands):

Balance, December 31, 2000                                        $     11,819
Additions, including loans now meeting disclosure
   requirements                                                          6,040
Amounts collected, including loans no longer meeting
   disclosure requirements                                              (6,174)
                                                                  ------------

Balance, December 31, 2001                                        $     11,685
                                                                  ============

Activity in the allowance for loan losses was as follows (in thousands):

                                                                         2001              2000             1999
                                                                         ----              ----             ----
Balance, beginning of year                                             $   7,821        $   6,812         $   4,363
Allowance related to acquired or disposed subsidiaries                      (266)               -             1,310
Loans charged off                                                         (8,150)          (4,382)           (2,556)
Recoveries                                                                   620              459               401
Provision for loan losses                                                  8,921            4,932             3,294
                                                                       ---------        ---------         ---------

Balance, end of year                                                   $   8,946        $   7,821         $   6,812
                                                                       =========        =========         =========

--------------------------------------------------------------------------------
                            (Continued)
                                                                             57.

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999

--------------------------------------------------------------------------------

NOTE  6 - LOANS (Continued)

Impaired loans were as follows. There were no impaired loans for the periods presented without an allowance allocation.

                                                                         2001              2000             1999
                                                                         ----              ----             ----
                                                                                      (In Thousands)
Impaired loans at year end                                             $   4,661        $   2,717         $   2,562
Amount of the allowance for loan losses allocated                            742              543               659
Average of impaired loans during the year                                  3,993            3,810               905
Interest income recognized during impairment                                  55                -                 -
Cash-basis interest income recognized                                         34                6                 6

Nonperforming loans at year end were as follows:

  Loans past due over 90 days still on accrual                         $   5,948        $   2,196         $   1,721
  Nonaccrual loans                                                         9,307            7,840             4,540

Nonperforming loans include impaired loans and smaller balance homogeneous loans, such as residential mortgage and consumer loans, that are collectively evaluated for impairment.

NOTE  7 - PREMISES AND EQUIPMENT

Year-end premises and equipment were as follows (in thousands):

                                                                                           2001             2000
                                                                                           ----             ----
Land                                                                                   $    2,402        $    2,257
Buildings and leasehold improvements                                                        8,494            11,283
Furniture and equipment                                                                     8,239             9,876
                                                                                       ----------        ----------
                                                                                           19,135            23,416
Less: accumulated depreciation                                                             (7,100)           (7,942)
                                                                                       ----------        ----------

                                                                                       $   12,035        $   15,474
                                                                                       ==========        ==========

--------------------------------------------------------------------------------
                            (Continued)
                                                                             58.

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999

--------------------------------------------------------------------------------

NOTE 8 - DEPOSITS

At December 31, 2001, the scheduled maturities of time deposits are as follows (in thousands):

           2002                                                                        $  221,751
           2003                                                                            48,244
           2004                                                                             8,901
           2005                                                                             3,885
           2006 and thereafter                                                              3,202
                                                                                       ----------

                                                                                       $  285,983
                                                                                       ==========

Certain directors and executive officers of the Banks and companies, in which they have beneficial ownership, were deposit customers of the Banks during 2001 and 2000. The balance of such deposits at December 31, 2001 and 2000 were approximately $9,926,000 and $10,246,000.

NOTE 9 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase generally mature within one to ninety days from the transaction date. Information concerning securities sold under agreements to repurchase is summarized as follows (in thousands):

                                                                                        2001               2000
                                                                                        ----               ----
Year-end balance                                                                      $   5,520         $    20,553

Average balance during the year                                                       $   7,518         $    23,580

Average interest rate during the year                                                     4.44%               6.40%

Maximum month-end balance during the year                                             $  11,135         $    28,009


--------------------------------------------------------------------------------
                            (Continued)
                                                                             59.

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999

--------------------------------------------------------------------------------

NOTE 10 - FEDERAL HOME LOAN BANK ADVANCES

The Banks own stock of the Federal Home Loan Bank (FHLB) of Cincinnati, Ohio. This stock allows the Banks to borrow advances from the FHLB.

All advances are paid either on a monthly basis or at maturity, over remaining terms of one to fourteen years, with interest rates ranging from 1.90% to 8.45%. Advances are secured by the FHLB stock and substantially all single family first mortgage loans of the participating Banks. Scheduled principal payments due on advances during the five years subsequent to December 31, 2001 are as follows (in thousands):

           2002                                                                        $   10,962
           2003                                                                             4,844
           2004                                                                               825
           2005                                                                               825
           2006 and thereafter                                                             13,339
                                                                                       ----------

                                                                                       $   30,795
                                                                                       ==========

NOTE 11 - OTHER BORROWED FUNDS

The Company has a $20 million line of credit with a financial institution for general corporate purposes, including acquisitions. The line of credit, expiring June 2002, contains certain covenants and performance terms, all of which have been complied with or waiver received thereon at December 31, 2001. Interest is payable at term at LIBOR plus 2.00% and adjusts based on agreed terms. Common stock of four of the Company's subsidiary Banks is pledged to secure the agreement. There was $8 million and $20 million borrowed under this agreement at December 31, 2001 and 2000.

In 2001, the Company entered into a promissory note with a commercial bank which is secured by Boone County Bank common stock. The interest rate is prime rate, and all accrued interest and principal are due at maturity on March 27, 2002. The outstanding balance at December 31, 2001 was $5 million and the interest rate was 4.75%.

--------------------------------------------------------------------------------
                            (Continued)
                                                                             60.

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999

--------------------------------------------------------------------------------

NOTE  12 - GUARANTEED PREFERRED BENEFICIAL INTERESTS IN COMPANY'S
           DEBENTURES

Guaranteed preferred beneficial interests in Company's debentures (Preferred Securities) represent preferred beneficial interests in the assets of PFBI Capital Trust (Trust). The Trust holds certain 9.75% junior subordinated debentures due June 30, 2027 issued by the Company on June 9, 1997. Distributions on the Preferred Securities are payable at an annual rate of 9.75% of the stated liquidation amount of $25 per Capital Security, payable quarterly. Cash distributions on the Preferred Securities are made to the extent interest on the debentures is received by the Trust. In the event of certain changes or amendments to regulatory requirements or federal tax rules, the Preferred Securities are redeemable in whole. Otherwise, the Preferred Securities are generally redeemable by the Company in whole or in part on or after June 30, 2002 at 100% of the liquidation amount. The Trust's obligations under the Preferred Securities are fully and unconditionally guaranteed by the Company.

NOTE  13 - INCOME TAXES

The components of the provision for income taxes are as follows (in thousands):

                                                                          2001             2000             1999
                                                                          ----             ----             ----
Current                                                                $   4,298        $     794         $   2,157
Deferred                                                                    (913)            (478)             (230)
                                                                       ---------        ---------         ---------
                                                                       $   3,385        $     316         $   1,927
                                                                       =========        =========         =========


The Company's deferred tax assets and liabilities at December 31 are shown below (in thousands). No valuation allowance for the realization of deferred tax assets is considered necessary.

                                                                                            2001             2000
                                                                                            ----             ----
Deferred tax assets
   Allowance for loan losses                                                            $   3,132         $   2,288
   Unrealized loss on investment securities                                                     -               492
   Other                                                                                      417               276
                                                                                        ---------         ---------
     Total deferred tax assets                                                              3,549             3,056

--------------------------------------------------------------------------------
                            (Continued)
                                                                             61.

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999

--------------------------------------------------------------------------------

NOTE  13 - INCOME TAXES (Continued)

                                                                                            2001             2000
                                                                                            ----             ----
Deferred tax liabilities
   Depreciation                                                                         $     391         $     491
   Federal Home Loan Bank dividends                                                           442               406
   Unrealized gain on investment securities                                                   442                 -
   Other                                                                                      319               183
                                                                                        ---------         ---------
       Total deferred tax liabilities                                                       1,594             1,080
                                                                                        ---------         ---------

Net deferred tax asset, included in other assets                                        $   1,955         $   1,976
                                                                                        =========         =========

An analysis of the differences between the effective tax rates and the statutory U.S. federal income tax rate is as follows (in thousands):

                                                  2001                        2000                      1999
                                                  ----                        ----                      ----
U. S. federal income tax rate             $   1,939     34.0%        $    561     34.0%        $   2,216    34.0%

Changes from the statutory rate
   Tax-exempt investment income                (394)    (6.9)            (445)   (27.0)             (494)   (7.6)
   Non-deductible interest expense
     related to carrying tax-exempt
     investments                                 60      1.0               73      4.4                66     1.0
   Tax credits                                  (71)    (1.3)             (71)    (4.3)              (70)   (1.1)
   Goodwill amortization and
     disposal                                 1,758     30.8              206     12.5               202     3.1
   Other                                         93      1.7               (8)    (0.5)                7     0.1
                                          ---------     ----         --------     ----         ---------    ----

                                          $   3,385     59.3%        $    316     19.1%        $   1,927    29.5%
                                          =========     ====         ========     ====         =========    ====

NOTE  14 - EMPLOYEE BENEFIT PLANS

The Company has qualified profit sharing plans that cover substantially all employees. Contributions to the plans consist of a Company match and additional amounts are at the discretion of the Company's Board of Directors. Total contributions to the plans were $264,000, $276,000 and $251,000 in 2001, 2000 and 1999.

--------------------------------------------------------------------------------
                            (Continued)
                                                                             62.

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999

--------------------------------------------------------------------------------

NOTE  14 - EMPLOYEE BENEFIT PLANS (Continued)

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

A summary of the Company's stock option activity is as follows:

                                          ---------2001---------   ---------2000---------    ----------1999----------
                                                       Weighted                 Weighted                   Weighted
                                                        Average                  Average                    Average
                                                       Exercise                 Exercise                   Exercise
                                            Options      Price       Options      Price       Options        Price
                                            -------    --------      -------    --------      -------      --------
Outstanding at beginning of year             62,000     $ 13.71       62,000    $  13.71       62,000      $  13.71

Granted                                           -           -            -           -            -             -
                                            -------                  -------                  -------

Outstanding at year end                      62,000     $ 13.71       62,000    $  13.71       62,000      $  13.71
                                            =======                  =======                  =======

Exercisable at year end                      62,000                   58,000                   49,800
Weighted average remaining life                 5.3                      6.3                      7.3

Although the Company has elected to follow APB No. 25, SFAS No. 123, "Accounting for Stock Based Compensation" requires pro forma disclosure of net income and earnings per share as if the Company had accounted for its employee stock options under that Statement. The fair value of each option grant was estimated on the grant date using an option-pricing model.


--------------------------------------------------------------------------------
                            (Continued)
                                                                             63.

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999

--------------------------------------------------------------------------------

NOTE  14 - EMPLOYEE BENEFIT PLANS (Continued)

Under SFAS No. 123, compensation cost is recognized in the amount of the estimated fair value of the options and amortized to expense over the options' vesting period. The pro forma effects on net income and earnings per share of this statement are as follows (in thousands):

                                                                     2001               2000               1999
                                                                     ----               ----               ----
Net income
   As reported                                                  $     2,319         $     1,335         $     4,590
   Pro forma                                                          2,302               1,295               4,550

Basic earnings per share
   As reported                                                  $       .44         $       .26         $       .88
   Pro forma                                                            .44                 .25                 .87

Diluted earnings per share
   As reported                                                  $       .44         $       .26         $       .88
   Pro forma                                                            .44                 .25                 .87

Future pro forma net income will be negatively impacted should the Company choose to grant additional options.

NOTE  15 - RELATED PARTY TRANSACTIONS

During 2001, 2000, and 1999, the Company paid approximately $437,000, $391,000, and $432,000 for printing, supplies, furniture, and equipment to a company affiliated by common ownership. The Company also paid this affiliate approximately $1,199,000, $1,066,000, and $820,000 in 2001, 2000, and 1999 to
permit the Company's employees to participate in its employee medical benefit plan.

The Company previously held noncumulative perpetual preferred stock with a carrying value of $2.0 million in a Louisiana bank controlled by the Company's largest stockholder. The dividend rate on the preferred stock was 2% over the prevailing prime rate. This stock was sold during 2001 resulting in a gain of $60,000.


--------------------------------------------------------------------------------
                            (Continued)
                                                                             64.

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999

--------------------------------------------------------------------------------

NOTE  16 - EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the earnings per common share and earnings per common share assuming dilution computations for 2001, 2000 and 1999 is presented below (in thousands, except per share data):

                                                                          2001              2000            1999
                                                                          ----              ----            ----
Basic earnings per share
   Net income available to common
     stockholders                                                      $  2,319         $   1,335         $   4,590
   Weighted average common shares
     outstanding                                                          5,232             5,232             5,232
   Earnings per share                                                  $    .44         $     .26         $     .88

Diluted earnings per share
   Net income available to common
     stockholders                                                      $  2,319         $   1,335         $   4,590
   Weighted average common shares
     outstanding                                                          5,232             5,232             5,232
   Add dilutive effects of assumed exercise
     of stock options                                                         -                 -                 -
                                                                       --------         ---------         ---------

   Weighted average common and dilutive
     potential common shares outstanding                                  5,232             5,232             5,232
   Earnings per share assuming dilution                                $    .44         $     .26         $     .88

Stock options for 62,000 shares of common stock were not included in the 2001, 2000 and 1999 computation of earnings per share assuming dilution because their impact was anti-dilutive.


--------------------------------------------------------------------------------
                            (Continued)
                                                                             65.

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999

--------------------------------------------------------------------------------

NOTE  17 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values of the Company's financial instruments at year-end are as follows (in thousands):

                                            --------------2001-------------         -------------2000--------------
                                               Carrying              Fair             Carrying             Fair
                                                Amount               Value             Amount              Value
Financial assets
  Cash and due from banks                   $    20,628         $    20,628         $    23,339         $    23,339
  Interest-earning balances                           -                   -                 737                 742
  Federal funds sold                             33,517              33,517              21,087              21,087
  Investment securities                         155,566             155,566             194,400             194,743
  Loans, net                                    449,795             453,897             587,755             585,037
  Federal Home Loan Bank and
    Federal Reserve Bank stock                    4,261               4,261               4,476               4,476
  Interest receivable                             7,842               7,842              10,144              10,144

Financial liabilities
  Deposits                                  $  (570,531)        $  (575,252)        $  (728,412)        $  (729,270)
  Securities sold under agreements
    to repurchase                                (5,520)             (6,005)            (20,553)            (20,605)
  Federal Home Loan Bank advances               (30,795)            (32,492)            (30,687)            (30,567)
  Other borrowed funds                          (13,000)            (13,000)            (20,000)            (20,019)
  Guaranteed preferred beneficial
    interests in Company's debentures           (28,750)            (40,487)            (28,750)            (24,006)
  Interest payable                               (1,903)             (1,903)             (3,901)             (3,901)

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


--------------------------------------------------------------------------------
                            (Continued)
                                                                             66.

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999

--------------------------------------------------------------------------------

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

At December 31, 2001 and 2000, the Banks had the following financial instruments whose approximate contract amounts represent credit risk (in thousands):

                                                                                       2001                2000
                                                                                       ----                ----
Standby letters of credit                                                           $       890         $     1,497

Commitments to extend credit:
    Fixed                                                                           $    17,021         $    17,157
    Variable                                                                              7,038              22,265

Standby letters of credit represent conditional commitments issued by the Banks to guarantee the performance of a third party. The credit risk involved in issuing these letters of credit is essentially the same as the risk involved in extending loans to customers. Collateral held varies but primarily includes real estate and certificates of deposit. Some letters of credit are unsecured.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Outstanding commitments are at current market rates. Fixed rate loan commitments have interest rates ranging from 4% to 18%. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Banks evaluate each customer's creditworthiness on a case-by-case basis. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Collateral held varies but may include accounts receivable, inventory, property and equipment, and income producing properties.


--------------------------------------------------------------------------------
                            (Continued)
                                                                             67.

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999

--------------------------------------------------------------------------------

NOTE  19 - LEGAL PROCEEDINGS

Legal proceedings involving the Company and its subsidiaries periodically arise in the ordinary course of business, including claims by debtors and their related interests against the Company's subsidiaries following initial collection proceedings. These legal proceedings sometimes can involve claims for substantial damages. At December 31, 2001, management is unaware of any legal proceedings, of which the ultimate result would have a material adverse effect upon the consolidated financial statements of the Company.

NOTE  20 - STOCKHOLDERS' EQUITY

The Company's principal source of funds for dividend payments is dividends received from the subsidiary Banks. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year's net profits, as defined, combined with the retained net profits of the preceding two years, subject to the capital requirements and additional restrictions as discussed below. During 2002, the Banks could, without prior approval, declare dividends of approximately $3.2 million plus any 2002 net profits retained to the date of the dividend declaration.

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

These quantitative measures established by regulation to ensure capital adequacy require the Company and Banks to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2001, the Company and the Banks meet all quantitative capital adequacy requirements to which they are subject.


--------------------------------------------------------------------------------
                            (Continued)
                                                                             68.

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999

--------------------------------------------------------------------------------

NOTE  20 - STOCKHOLDERS' EQUITY (Continued)

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

Citizens Deposit Bank (Citizens) entered into a Written Agreement with the FRB on September 29, 2000 restricting Citizens from declaring or paying dividends without prior approval. This agreement is in effect until terminated by the FRB. Citizens Tier I capital to average assets was 9.9% at December 31, 2001.

Bank of Germantown (Germantown) entered into an agreement with the Kentucky Department of Financial Institutions (KDFI) and the Federal Deposit Insurance Corporation (FDIC) on June 13, 2000 restricting Germantown from declaring or paying dividends, without prior approval, if its Tier I capital to average assets falls below 8%. This agreement, in effect until terminated by the KDFI and FDIC. Germantown's Tier I capital to average assets was 7.0% at December 31, 2001.

As of December 31, 2001, the most recent notification from the Federal Reserve Bank categorized the Company and its subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum Total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Company's category.


--------------------------------------------------------------------------------
                            (Continued)
                                                                             69.

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999

--------------------------------------------------------------------------------

NOTE  20 - STOCKHOLDERS' EQUITY (Continued)

The Company's and the four largest subsidiary Banks' capital amounts and ratios as of December 31, 2001 and 2000 are presented in the table below (in thousands):

                                                                                               To Be Well Capitalized
                                                                            For Capital        Under Prompt Corrective
                                                       Actual            Adequacy Purposes        Action Provisions
                    2001                          Amount      Ratio       Amount       Ratio      Amount       Ratio
                    ----
Total Capital (to Risk-Weighted Assets):
   Consolidated                                  $  77,554     16.6%     $  37,313      8%       $  46,641     10%
   Boone County Bank                                14,463     16.5          7,021      8            8,776     10
   Farmers Deposit Bank                             16,751     15.5          8,655      8           10,819     10
   Citizens Deposit Bank                            11,809     15.4          6,118      8            7,648     10
   Citizens Bank (Kentucky), Inc.                    9,522     13.4          5,703      8            7,129     10

Tier I Capital (to Risk-Weighted Assets):
     Consolidated                                $  62,620     13.4%     $  18,656      4%       $  27,985      6%
   Boone County Bank                                13,485     15.4          3,510      4            5,266      6
   Farmers Deposit Bank                             15,577     14.4          4,327      4            6,491      6
   Citizens Deposit Bank                            10,845     14.2          3,059      4            4,589      6
   Citizens Bank (Kentucky), Inc.                    8,622     12.1          2,851      4            4,277      6

Tier I Capital (to Average Assets):
     Consolidated                                $  62,620      8.5%     $  18,656      4%       $  23,320      5%
   Boone County Bank                                13,485      9.0          5,999      4            7,499      5
   Farmers Deposit Bank                             15,577     10.9          5,703      4            7,129      5
   Citizens Deposit Bank                            10,845      9.9          4,395      4            5,494      5
   Citizens Bank (Kentucky), Inc.                    8,622      8.2          4,184      4            5,230      5

                    2000
                    ----
Total Capital (to Risk-Weighted Assets):
   Consolidated                                  $  69,891     12.0%     $  46,661      8%       $  58,326     10%
   Boone County Bank                                13,984     17.8          6,297      8            7,872     10
   Farmers Deposit Bank                             16,157     15.1          8,545      8           10,681     10
   Citizens Deposit Bank                            11,693     14.2          6,608      8            8,260     10
   The Bank of Mt. Vernon                           10,529     12.6          6,703      8            9,540     10

Tier I Capital (to Risk-Weighted Assets):
     Consolidated                                $  52,715      9.0%     $  23,330      4%       $  34,996      6%
   Boone County Bank                                13,055     16.6          3,149      4            4,723      6
   Farmers Deposit Bank                             14,840     13.9          4,272      4            6,409      6
   Citizens Deposit Bank                            10,656     12.9          3,304      4            4,956      6
   The Bank of Mt. Vernon                            9,481     11.3          3,352      4            5,724      6

Tier I Capital (to Average Assets):
     Consolidated                                $  52,715      6.1%     $  34,448      4%       $  43,060      5%
   Boone County Bank                                13,055      9.3          5,633      4            7,042      5
   Farmers Deposit Bank                             14,840     10.6          5,598      4            6,998      5
   Citizens Deposit Bank                            10,656      9.2          4,628      4            5,785      5
   Citizens Bank (Kentucky), Inc.                    9,481      8.5          4,446      4            5,785      5

--------------------------------------------------------------------------------
                            (Continued)
                                                                             70.

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999

--------------------------------------------------------------------------------

NOTE  21 - PARENT COMPANY FINANCIAL STATEMENTS

                            Condensed Balance Sheets
                                   December 31
                                                                                           2001            2000
                                                                                           ----            ----
                                                                                             (In Thousands)
ASSETS
Cash                                                                                   $      711       $       817
Investment in subsidiaries                                                                 98,429           100,242
Investment securities available for sale                                                        5             2,005
Premises and equipment                                                                      1,080               976
Other real estate acquired through foreclosure                                                380               380
Other assets                                                                                1,348             1,487
                                                                                       ----------       -----------

Total assets                                                                           $  101,953       $   105,907
                                                                                       ==========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Other liabilities                                                                      $      328       $     1,327
Other borrowed funds                                                                       13,000            20,000
                                                                                      -----------       -----------
   Total liabilities                                                                       13,328            21,327

Guaranteed preferred beneficial interests in Company's
   debentures                                                                              28,750            28,750

Stockholders' equity
   Preferred stock                                                                              -                 -
   Common stock                                                                             1,103             1,103
   Surplus                                                                                 43,445            43,445
   Retained earnings                                                                       14,470            12,151
   Accumulated other comprehensive income                                                     857              (869)
                                                                                      -----------       -----------
       Total stockholders' equity                                                          59,875            55,830
                                                                                      -----------       -----------

Total liabilities and stockholders' equity                                            $   101,953       $   105,907
                                                                                      ===========       ===========

--------------------------------------------------------------------------------
                            (Continued)
                                                                             71.

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999

--------------------------------------------------------------------------------

NOTE  21 - PARENT COMPANY FINANCIAL STATEMENTS (Continued)

                         Condensed Statements of Income
                             Years Ended December 31

                                                                        2001              2000             1999
                                                                        ----              ----             ----
                                                                                     (In Thousands)
Income
   Dividends from subsidiaries                                       $    10,538      $     3,775       $     6,300
   Interest and dividend income                                               58              229               203
   Other income                                                               70               15                93
                                                                     -----------      -----------       -----------
     Total income                                                         10,666            4,019             6,596

Expenses
   Interest expense                                                        4,137            4,507             4,111
   Salaries and employee benefits                                            914            1,459               921
   Other expenses                                                            852              927               708
                                                                     -----------      -----------       -----------
     Total expenses                                                        5,903            6,893             5,740

Income (loss) before income taxes and equity
   in undistributed income of subsidiaries                                 4,763           (2,874)              856

Income tax expense (benefit)                                              (1,976)          (2,315)           (1,899)
                                                                     -----------      -----------       -----------

Income (loss) before equity in undistributed
   income of subsidiaries                                                  6,739             (559)            2,755

Equity in undistributed income of subsidiaries                            (4,420)           1,894             1,835
                                                                     -----------      -----------       -----------

Net income                                                           $     2,319      $     1,335       $     4,590
                                                                     ===========      ===========       ===========


--------------------------------------------------------------------------------
                            (Continued)
                                                                             72.

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999

--------------------------------------------------------------------------------

NOTE  21 - PARENT COMPANY FINANCIAL STATEMENTS (Continued)

                       Condensed Statements of Cash Flows
                             Years Ended December 31

                                                                        2001              2000             1999
                                                                        ----              ----             ----
                                                                                     (In Thousands)
Cash flows from operating activities
   Net income                                                        $     2,319      $     1,335     $       4,590
   Adjustments to reconcile net income to net
     cash from operating activities
       Depreciation                                                           83               76               169
       Write-down of other real estate owned                                   -              110                 -
       Investment securities gains                                           (60)               -                 -
       Equity in undistributed income of subsidiaries                      4,420           (1,894)           (1,835)
       Change in other assets                                                139               20               573
       Change in other liabilities                                          (999)             758               430
                                                                     -----------      -----------       -----------
         Net cash from operating activities                                5,902              405             3,927

Cash flows from investing activities
   Purchase of subsidiary banks                                                -                -           (13,677)
   Capital contributed to subsidiaries                                      (880)             (21)              (88)
   Purchase of securities available for sale                                   -                -                (5)
   Proceeds from sale of securities                                        2,060                -                 -
   Net change in loans                                                         -                -              (490)
   Purchase of premises and equipment                                       (284)             (80)             (269)
   Proceeds from sale of fixed assets                                         96              682             2,041
                                                                     -----------      -----------       -----------
     Net cash from investing activities                                      992              581           (12,488)
Cash flows from financing activities
   Dividends paid                                                              -             (785)           (3,140)
   Proceeds from (payments of) other borrowed funds                       (7,000)               -            12,000
                                                                     -----------      -----------       -----------
     Net cash from financing activities                                   (7,000)            (785)            8,860

Net change in cash and cash equivalents                                     (106)             201               299

Cash and cash equivalents at beginning of year                               817              616               317
                                                                     -----------      -----------       -----------

Cash and cash equivalents at end of year                             $       711      $       817       $       616
                                                                     ===========      ===========       ===========

Supplemental disclosure of cash flow information:
Loans transferred to real estate acquired
    through foreclosure                                              $         -      $         -       $       490

--------------------------------------------------------------------------------
                            (Continued)
                                                                             73.

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999

--------------------------------------------------------------------------------

NOTE  22 - QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                                        Earnings per Share
                                 Interest        Net Interest          Net              ------------------
                                  Income            Income           Income         Basic          Fully Diluted
                                 --------        ------------        ------         -----          -------------
2001
----
    First Quarter               $    15,796     $    6,354        $    1,224      $   .23        $      .23
    Second Quarter                   14,999          6,410              (705)        (.13)             (.13)
    Third Quarter                    14,243          6,240                46          .01               .01
    Fourth Quarter                   13,004          6,270             1,754          .33               .33

2000
----
    First Quarter               $    16,611     $    7,086        $      447      $   .09        $      .09
    Second Quarter                   17,033          7,241               262          .05               .05
    Third Quarter                    17,605          7,131               371          .07               .07
    Fourth Quarter                   17,985          7,218               255          .05               .05




--------------------------------------------------------------------------------
                            (Continued)
                                                                             74.

                                    PART III


Item 9.  Changes In and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
         Financial Disclosure
         --------------------

         There have been no changes in or disagreements with accountants on accounting or financial disclosure matters.


Item 10, 11, 12 and 13.  Directors and Executive Officers of the Registrant;
----------------------------------------------------------------------------
         Executive Compensation; Security Ownership of Certain Beneficial Owners
         -----------------------------------------------------------------------
         and Management; and Certain Relationships and Related Transactions
         ------------------------------------------------------------------

         The information required by these Items is omitted because the Corporation is filing a definitive proxy statement pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report which includes the required information. The required information contained in the Corporation's proxy statement is incorporated herein by reference.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------------------------------------------------------------------------

(a)    The following documents are filed as part of this report:

       1.  Financial Statement Schedules:

           No financial statement schedules have been included as part of this report because they are either not required or the information is otherwise included.

       2.  List of Exhibits:

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

              10.1               Deferred Compensation Agreement dated December 17, 1992, between Georgetown Bank & Trust
                                 Company and Gardner E. Daniel (included as Exhibit 10.5 to registrant's Registration
                                 Statement on Form S-1, Registration No. 333-1702, filed on February 28, 1996 with the
                                 Commission and incorporated herein by reference).

              10.2               Premier  Financial  Bancorp,  Inc. 1996 Employee Stock  Ownership  Incentive Plan (included as
                                 Exhibit 10.6 to  registrant's  Registration  Statement  on Form  S-1,  Registration  No.  333-1702,
                                 filed  on February 28, 1996 with the Commission and incorporated herein by reference).

              21                 Subsidiaries of registrant


 (b)   Reports on Form 8-K

       On December 26, 2001 an 8-K was filed relating to the disposition of certain assets and liabilities of the Company's Sabina Ohio subsidiary.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Georgetown, Commonwealth of Kentucky, on the 27th day of March, 2002.

                                            PREMIER FINANCIAL BANCORP, INC.

                                            By:  /s/ Robert W. Walker, President
                                                 -------------------------------
                                                 Robert W. Walker, President

       Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

March 27, 2002        /s/ Robert W. Walker        Principal Executive and Director
                      ------------------------
                      Robert W. Walker


March 27, 2002        /s/ Edsel Burns             Principal Financial and Accounting
                      ------------------------    Officer and Director
                      Edsel Burns


March 27, 2002        /s/ Toney K. Adkins         Director
                      ------------------------
                      Toney K. Adkins


March 27, 2002        /s/ Hosmer A. Brown, III    Director
                      ------------------------
                      Hosmer A. Brown, III

March 27, 2002        /s/ Gardner E. Daniel       Director
                      ------------------------
                      Gardner E. Daniel


March 27, 2002       /s/ E. V. Holder, Jr.        Director
                     -------------------------
                     E. V. Holder, Jr.

March 27, 2002       /s/ Wilbur M. Jenkins        Director
                     -------------------------
                     Wilbur M. Jenkins


March 27, 2002       /s/ Keith F. Molihan         Director
                     -------------------------
                     Keith F. Molihan


March 27, 2002       /s/ Marshall T. Reynolds     Director
                     -------------------------
                     Marshall T. Reynolds



March 27, 2002       /s/ Neal Scaggs              Director
                     -------------------------
                     Neal Scaggs

March 27, 2002       /s/ Thomas W. Wright         Director
                     -------------------------
                     Thomas W. Wright


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

Premier Data Services, Inc.                                                Kentucky

Farmers Deposit Bancorp, Inc.                                              Kentucky

Farmers Deposit Bank (a direct subsidiary of Farmers
   Deposit Bancorp, Inc.)                                                  Kentucky

Mt. Vernon Financial Holdings, Inc.                                        Kentucky

The Sabina Bank (in liquidation)                                           Ohio

Ohio River Bank                                                            Ohio

First Central Bank, Inc.                                                   West Virginia

Boone County Bank, Inc.                                                    West Virginia