Form 10-Q
period 2002-03-31
PREMIER FINANCIAL BANCORP INC
filed 2002-05-15
CIK 887919

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                            or

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

         Common stock - 5,232,230 shares outstanding at April 30, 2002.

PART I  - FINANCIAL INFORMATION

Item 1.  Financial Statements

The accompanying information has not been audited by independent public accountants; however, in the opinion of management such information reflects all adjustments necessary for a fair presentation of the results for the interim period. All such adjustments are of a normal and recurring nature.

The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the registrant's annual Form 10-K filing. Accordingly, the reader of the Form 10-Q may wish to refer to the registrant's Form 10-K for the year ended December 31, 2001 for further information in this regard.

Index to consolidated financial statements:

   Consolidated Balance Sheets.....................................    3
   Consolidated Statements of Income ..............................    4
   Consolidated Statements of Comprehensive Income ................    5
   Consolidated Statements of Cash Flows...........................    6
   Notes to Consolidated Financial Statements......................    7


                          PREMIER FINANCIAL BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                       MARCH 31, 2002 AND DECEMBER 31, 2001
                              (DOLLARS IN THOUSANDS)

-------------------------------------------------------------------------------------------------------------------
                                                                                    (UNAUDITED)
                                                                                       2002               2001
                                                                                       ----               ----
ASSETS
Cash and due from banks                                                           $      20,270      $       20,628
Federal funds sold                                                                       39,649              33,517
Investment securities available for sale                                                148,047             155,566
Loans                                                                                   454,245             458,833
   Unearned interest                                                                       ( 55)               ( 92)
    Allowance for loan losses                                                            (8,747)             (8,946)
                                                                                  -------------      --------------
        Net loans                                                                       445,443             449,795
Federal Home Loan Bank and Federal Reserve Bank stock                                     4,305               4,261
Premises and equipment, net                                                              12,114              12,035
Real estate and other property acquired through foreclosure                               5,725               5,831
Interest receivable                                                                       7,088               7,842
Goodwill and other intangibles                                                           15,857              16,044
Other assets                                                                              7,056               6,331
                                                                                  -------------      --------------
   Total assets                                                                   $     705,554      $      711,850
                                                                                  =============      ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
   Non-interest bearing                                                           $      63,236      $       57,916
   Time deposits, $100 and over                                                          85,950              89,149
   Other interest bearing                                                               418,911             423,466
                                                                                  -------------      --------------
     Total deposits                                                                     568,097             570,531
Securities sold under agreements to repurchase                                            5,700               5,520
Federal Home Loan Bank advances                                                          27,961              30,795
Other borrowed funds                                                                     11,500              13,000
Interest payable                                                                          2,548               1,903
Other liabilities                                                                         1,293               1,476
                                                                                  -------------      --------------
   Total liabilities                                                                    617,099             623,225

Guaranteed preferred beneficial interests in Company's debentures                        28,750              28,750

Stockholders' equity
   Preferred stock, no par value; 1,000,000 shares authorized;
     none issued or outstanding                                                               -                   -
   Common stock, no par value; 10,000,000 shares authorized;
     5,232,230 shares issued and outstanding                                              1,103               1,103
   Surplus                                                                               43,445              43,445
   Retained earnings                                                                     14,991              14,470
   Accumulated other comprehensive income                                                   166                 857
                                                                                  -------------      --------------
     Total stockholders' equity                                                          59,705              59,875
                                                                                  -------------      --------------
       Total liabilities and stockholders' equity                                 $     705,554      $      711,850
                                                                                  =============      ==============


-------------------------------------------------------------------------------------------------------------------
       See Accompanying Notes to Consolidtated Financial Statements


                           PREMIER FINANCIAL BANCORP, INC.
                         CONSOLIDATED STATEMENTS OF INCOME
                     THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                         (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

-------------------------------------------------------------------------------------------------------------------

                                                                                       2002               2001
                                                                                       ----               ----
Interest income
  Loans, including fees                                                             $     9,579      $    12,580
  Investment securities
    Taxable                                                                               1,555            2,442
    Tax-exempt                                                                              208              302
  Federal funds sold and other                                                              204              472
                                                                                    -----------      -----------
    Total interest income                                                                11,546           15,796

Interest expense
   Deposits                                                                               4,369            7,645
   Debt and other borrowings                                                              1,203            1,797
                                                                                    -----------      -----------
     Total interest expense                                                               5,572            9,442

Net interest income                                                                       5,974            6,354
Provision for loan losses                                                                   986              632
                                                                                    -----------      -----------
Net interest income after
   provision for loan losses                                                              4,988            5,722

Non-interest income
   Service charges                                                                          494              526
   Insurance commissions                                                                     40               39
   Investment securities gains                                                               44              180
   Gain on the sale of subsidiary's banking operations                                        -            3,418
   Other                                                                                    280              399
                                                                                    -----------      -----------
                                                                                            858            4,562

Non-interest expenses
   Salaries and employee benefits                                                         2,707            3,032
   Occupancy and equipment expenses                                                         682              772
   Amortization of intangibles                                                              187              337
   Other expenses                                                                         1,553            1,944
                                                                                    -----------      -----------
                                                                                          5,129            6,085
                                                                                    -----------      -----------
Income before income taxes                                                                  717            4,199
Provision for income taxes                                                                  196            2,975
                                                                                    -----------      -----------

Net income                                                                          $       521      $     1,224
                                                                                    ===========      ===========

Earnings per share                                                                  $       .10      $       .23
Earnings per share assuming dilution                                                $       .10      $       .23
Weighted average shares outstanding                                                       5,232            5,232
Weighted average shares assuming dilution                                                 5,232            5,232


-------------------------------------------------------------------------------------------------------------------
       See Accompanying Notes to Consolidtated Financial Statements


                           PREMIER FINANCIAL BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                     THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                 (IN THOUSANDS)
                                   (UNAUDITED)

-------------------------------------------------------------------------------------------------------------------

                                                                                       2002               2001
                                                                                       ----               ----
Net Income                                                                          $       521      $     1,224

Other comprehensive income (loss), net of tax:
   Unrealized gains and (losses) arising during
     the period                                                                     $     ( 662)     $     1,588
   Reclassification of realized amount                                                     ( 29)            (119)
                                                                                    ------------     -----------
Net change in unrealized gain (loss) on
       securities                                                                         ( 691)           1,469
                                                                                    ------------     -----------

Comprehensive income                                                                $     ( 170)     $     2,693
                                                                                    ============     ===========

-------------------------------------------------------------------------------------------------------------------
       See Accompanying Notes to Consolidtated Financial Statements


                           PREMIER FINANCIAL BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                  (IN THOUSANDS)
                                   (UNAUDITED)

-------------------------------------------------------------------------------------------------------------------

                                                                                     2002               2001
                                                                                     ----               ----
Cash flows from operating activities
   Net income                                                                   $         521      $       1,224
   Adjustments to reconcile net income to net cash
     from operating activities
       Depreciation                                                                       273                342
       Provision for loan losses                                                          986                632
       Amortization, net                                                                  262                214
       FHLB stock dividends                                                               (20)               (69)
       Investment securities losses (gains), net                                          (44)              (180)
       Gain on the sale of subsidiary's banking operations                                  -             (3,418)
  Changes in
     Interest Receivable                                                                  754                625
     Other assets                                                                        (369)            (1,031)
     Interest Payable                                                                     645                625
     Other liabilities                                                                   (183)             3,365
                                                                                --------------     -------------
       Net cash from operating activities                                               2,825              1,079
Cash flows from investing activities
   Purchases of securities available for sale                                         (26,230)           (48,871)
   Proceeds from sales of securities available for sale                                 3,264             10,602
   Proceeds from maturities and calls of securities available
     for sale                                                                          29,407             66,356
   Purchases of FHLB stock                                                                (24)              (172)
   Redemption of FHLB stock                                                                 -                451
   Net change in federal funds sold                                                    (6,132)           (19,139)
   Net change in loans                                                                  3,257             (7,150)
   Purchases of premises and equipment, net                                              (352)              (115)
   Proceeds from sale of other real estate acquired
     through foreclosure                                                                  215                530
   Net cash received (paid) related to acquisitions                                         -             (7,178)
                                                                                -------------      -------------
     Net cash from investing activities                                                 3,405             (4,686)

Cash flows from financing activities
   Net change in deposits                                                              (2,434)             8,584
   Advances from Federal Home Loan Bank                                                10,395             17,220
   Repayment of Federal Home Loan Bank advances                                       (13,229)           (16,984)
   Repayment of Other Borrowed Funds                                                   (1,500)                 -
   Net change in agreements to repurchase securities                                      180             (8,618)
                                                                                -------------      -------------
     Net cash from financing activities                                                (6,588)               202
                                                                                --------------     -------------
Net change in cash and cash equivalents                                                  (358)            (3,405)

Cash and cash equivalents at beginning of period                                       20,628             24,076
                                                                                -------------      -------------

Cash and cash equivalents at end of period                                      $      20,270      $      20,671
                                                                                =============      =============
-------------------------------------------------------------------------------------------------------------------
       See Accompanying Notes to Consolidtated Financial Statements


                           PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED, IN THOUSANDS)

--------------------------------------------------------------------------------

NOTE  1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Premier Financial
Bancorp, Inc. (the Company) and its wholly owned subsidiaries:

                                                                                 Year            March 31, 2002
                                                                               Acquired              Assets
Citizens Deposit Bank & Trust                      Vanceburg, Kentucky              1991         $     99,576
Bank of Germantown                                 Germantown, Kentucky             1992               28,879
Citizens Bank (Kentucky), Inc.                     Georgetown, Kentucky             1995              101,139
Farmers Deposit Bank                               Eminence, Kentucky               1996              146,899
Ohio River Bank                                    Ironton, Ohio                    1998               68,948
First Central Bank, Inc.                           Philippi, West Virginia          1998               85,598
Boone County Bank, Inc.                            Madison, West Virginia           1998              160,785
Mt.Vernon Financial Holdings, Inc.                 Georgetown, Kentucky             1999               12,085


The Company also has a data processing subsidiary, Premier Data Services, Inc., the PFBI Capital Trust subsidiary as discussed in Note 7, and a former bank, The Sabina Bank, in the process of liquidation. All intercompany transactions and balances have been eliminated.

NOTE  2 - GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets subject to amortization are as follows:

                                      Original               Accumulated
                                       Amount               Amortization
      Core deposit intangible         $14,977                  $2,764

Amortization expense for the first quarter 2002 was $187.

Estimated amortization expense for the next five years is: 2002 - $749; 2003 - $749; 2004 - $749; 2005 - $749; and 2006 - $749.

Intangible assets not subject to amortization because they have indefinite lives are as follows:

                                      Original               Accumulated
                                       Amount               Amortization
      Goodwill                         $5,177                  $1,533

The Company has not yet completed its impairment testing of goodwill. This is expected to be completed by the end of the second quarter of 2002.


--------------------------------------------------------------------------------
                                    CONTINUED

                           PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED, IN THOUSANDS)

--------------------------------------------------------------------------------

NOTE  3 - NEW ACCOUNTING PRONOUNCEMENTS

A new accounting standard dealing with asset retirement obligations will apply for 2003. The Company does not believe this standard will have a material affect on its financial position or results of operations.

Effective January 1, 2002, the Company adopted a new standard issued by the FASB on impairment and disposal of long-lived assets. The effect of this on the financial position and results of operations of the Company is not expected to be material.

NOTE  4 - SECURITIES

Amortized cost and fair value of investment securities, by category, at March 31, 2002 are summarized as follows:

                                                   Amortized        Unrealized        Unrealized           Fair
                                                      Cost             Gains            Losses            Value
Available for sale
  U. S. Treasury securities                     $        1,745    $            9   $           (3)   $         1,751
  U. S. agency securities                              110,053               544             (606)           109,991
  Obligations of states and political
     Subdivisions                                       17,355               573              (63)            17,865
  Mortgage-backed securities                             8,634                34              (23)             8,645
  Corporate Securities                                   9,101                 -              (82)             9,019
  Other equity securities                                  900                 -             (124)               776
                                                --------------    --------------   --------------    ---------------
     Total available for sale                   $      147,788    $        1,160   $         (901)   $       148,047
                                                ==============    ==============   ==============    ===============


Amortized cost and fair value of investment securities, by category, at December
31, 2001 are summarized as follows:
                                                   Amortized        Unrealized        Unrealized           Fair
                                                      Cost             Gains            Losses            Value
Available for sale
  U. S. Treasury securities                     $        1,151    $           21   $           -     $         1,172
  U. S. agency securities                              115,954             1,029              (63)           116,920
  Obligations of states and political
     Subdivisions                                       18,884               411              (70)            19,225
  Mortgage-backed securities                             8,223                37               (9)             8,251
  Corporate securities                                   9,128                94              (26)             9,196
  Other securities                                         927                 -             (125)               802
                                                --------------    --------------   --------------    ---------------
     Total available for sale                   $      154,267    $        1,592   $         (293)   $       155,566
                                                ==============    ==============   ==============    ===============





-------------------------------------------------------------------------------------------------------------------
                                    CONTINUED

                           PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED, IN THOUSANDS)

--------------------------------------------------------------------------------

NOTE  5 - LOANS

Major classifications of loans at March 31, 2002 and December 31, 2001 are summarized as follows:
                                                        2002             2001
                                                        ----             ----
Commercial, secured by real estate               $    124,076     $    117,692
Commercial, other                                      67,884           70,315
Real estate construction                               13,413           15,751
Residential real estate                               162,325          164,810
Agricultural                                            8,141            9,613
Consumer and home equity                               75,794           79,571
Other                                                   2,612            1,081
                                                 ------------     ------------

                                                 $    454,245     $    458,833
                                                 ============     ============

NOTE  6 - ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for the three months ended
March 31, 2002 and 2001 are as follows:
                                                        2002             2001
                                                        ----             ----

Balance, beginning of period                     $      8,946     $      7,821
Gross charge-offs                                      (1,543)            (658)
Recoveries                                                358              158
Provision for loan losses                                 986              632
                                                 ------------     ------------

Balance, end of period                           $      8,747     $      7,953
                                                 ============     ============

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



--------------------------------------------------------------------------------
                                    CONTINUED

                           PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED, IN THOUSANDS)

--------------------------------------------------------------------------------

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

These quantitative measures established by regulation to ensure capital adequacy require the Company and Banks to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of March 31, 2002, the Company and the Banks meet all quantitative capital adequacy requirements to which they are subject.

Shown below is a summary of regulatory capital ratios for the Company:
                                                                                            Regulatory
                                                 March 31,           December 31,             Minimum
                                                   2002                  2001              Requirements
                                                   ----                  ----              ------------
Tier I Capital (to Risk-Weighted Assets)           13.8%                 13.4%                  4.0%
Total Capital (to Risk-Weighted Assets)            17.1%                 16.6%                  8.0%
Tier I Capital (to Average Assets)                  9.2%                  8.5%                  4.0%

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


--------------------------------------------------------------------------------
                                    CONTINUED

                           PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED, IN THOUSANDS)

--------------------------------------------------------------------------------

NOTE  8 - STOCKHOLDERS' EQUITY (continued)

Citizens Deposit Bank (Citizens) entered into a Written Agreement with the FRB on September 29, 2000 restricting Citizens from declaring or paying dividends without prior approval. This agreement is in effect until terminated by the FRB. Citizens' Tier I capital to average assets was 10.5% at March 31, 2002.

Bank of Germantown (Germantown) entered into an agreement with the Kentucky Department of Financial Institutions (KDFI) and the Federal Deposit Insurance Corporation (FDIC) on June 13, 2000 restricting Germantown from declaring or paying dividends, without prior approval, if its Tier I capital to average assets falls below 8%. This agreement is in effect until terminated by the KDFI and FDIC. Germantown's Tier I capital to average assets was 7.1% at March 31, 2002.

As of March 31, 2002, the most recent notification from the Federal Reserve Bank categorized the Company and its subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum Total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the preceding table. There are no conditions or events since that notification that management believes have changed the Company's category.



--------------------------------------------------------------------------------

Item 2.  Management's Discussion and Analysis
            of Financial Condition and Results of Operations

         A.     Results of Operations

         Net income for the three months ended March 31, 2002 was $521,000 or $0.10 per share compared to net income of $1,224,000 or $0.23 per share for the three months ended March 31, 2001. The net income and earnings per share comparisons are impacted by two significant events affecting the comparability of financial results of the first quarter 2002 to 2001.

         During the first quarter of 2001, Premier recognized the sale of certain assets and the assumption of certain liabilities of its subsidiary the Bank of Mt. Vernon. Furthermore, during the fourth quarter of 2001, Premier recognized the sale of certain assets and the assumption of certain liabilities of its subsidiary the Sabina Bank. As a result, the operations of the Bank of Mt. Vernon and the Sabina Bank are NOT included in Premier's 2002 financial results. An equivalent 2001 comparison should exclude the net gain on the sale and the 2001 operations of the Bank of Mt. Vernon while also excluding the 2001 operations of the Sabina Bank. On an equivalent basis, Premier's net income for the first quarter of 2001 totaled $453,000 or 9 cents per share.

         Results for the quarter reflect charges for amortization of goodwill and other intangibles associated with cash acquisitions totaling $124,000 (after tax) as compared to $255,000 (after tax) in the same period for 2001.

         Net interest income for the quarter ending March 31, 2002 totaled $5.97 million, an 11.8% increase over the $5.35 million of net interest income earned in the first quarter of 2001, (excluding the operations of the Sabina Bank and the Bank of Mt. Vernon.) The increase was largely due to a lower cost of funds resulting from the declines in market interest rates over the past year. Net interest margin for the three months ending March 31, 2002 was approximately 3.75% as compared to 3.53% for the same period in 2001.

         The annualized returns on stockholders' equity and on average assets were approximately 3.47% and 0.30% for the three months ended March 31, 2002 compared to 8.48% and .61% for the same period in 2001. Excluding the net gain (after tax) from the sale of the operations of the Bank of Mt. Vernon, the annualized returns on stockholders equity and on average assets were approximately 4.15% and 0.30% for the three months ended March 31, 2001.

         Non-interest income decreased $3,704,000 to $858,000 for the first three months of 2002 compared to $4,562,000 for the first three months of 2001. Excluding the gain on sale of the Mt. Vernon banking operations of $3,418,000 and the Sabina Bank's first quarter 2001 non-interest income of $75,000, non-interest income decreased $211,000 or 19.7%, for the quarter ending March 31, 2002 compared to the same period for 2001.

         Non-interest expenses for the first quarter of 2002 totaled $5,129,000 or 2.9% of average assets on an annualized basis compared to $6,085,000 or 3.0% of average assets for the same period of 2001. Contributing to this decrease is the exclusion of the Bank of Mt. Vernon's and The Sabina Bank's operations for the first quarter in 2002 versus their inclusion for the first quarter of 2001. After excluding operating costs of the Bank of Mt. Vernon and The Sabina Bank from the first quarter of 2001, non-interest expense totaled $5,077,000.

         Income tax expense was $196,000 for the first quarter of 2002 compared to $2,975,000 for the first quarter of 2001. The decrease in income tax expense can be primarily attributed to the $2,792,000 tax effect associated with the gain on sale of subsidiary's banking operations in 2001. The annualized effective tax rate for the period ended March 31, 2002 was 27.3%, compared to the 70.9% effective tax rate for the same period in 2001. The high rate in 2001 was primarily due to the elimination of intangibles associated with the Company's acquisition of the Bank of Mt. Vernon. The expensing of this intangible was a non-deductible event thereby raising the annualized effective tax rate for the quarter ended March 31, 2001.

B.            Financial Position

         Total assets at March 31, 2002 decreased $6.3 million or 0.9% to $705.6 million from the $711.9 million at December 31, 2001. This decrease is largely due to the planned pay down of $4.0 million of borrowed funds.

         Earning assets decreased to $646.2 at March 31, 2002 from the $652.1 million at December 31, 2001, a decrease of $5.9 million, or 0.9%. The decrease is largely due to a $4.6 million decline in total loans (see below), and a $1.0 million decline in the market value of investments.

         Cash and cash equivalents at March 31, 2002 were $20.3 million, a $0.4 million decrease from $20.7 million on December 31, 2001. Fed funds sold increased to $39.6 million from the $33.5 million reported at December 31, 2001, an increase of $6.1 million.

         Total loans at March 31, 2002 were $454.2 million compared to $458.8 million at December 31, 2001, a decrease of $4.6 million. This decrease can primarily be attributed to the collection of $1.8 million in loans owned by Mt. Vernon Financial Holdings and the $1.5 million in loan charge-offs recorded during the first three months of 2002.

         Deposits totaled $568.1 million as of March 31, 2002, relatively unchanged from the $570.5 million in deposits at December 31, 2001.

         The following table sets forth information with respect to the Company's nonperforming assets at March 31, 2002 and December 31, 2001.

                                                       (In Thousands)
                                                 2002                 2001
                                                 ----                 ----
Non-accrual loans                           $        9,583        $      9,307
Accruing loans which are contractually
   past due 90 days or more                          2,660               5,948
Restructured                                             -                 275
                                            --------------        ------------
     Total non-performing loans                     12,243              15,530
Other real estate acquired through
    foreclosure                                      5,725               5,831
                                            --------------        ------------
     Total non-performing assets            $       17,968        $     21,361

Non-performing loans as a percentage
      of total loans                                  2.70%               3.38%

Non-performing assets as a percentage
     of total assets                                  2.55%               3.00%

         The provision for possible loan losses was $986,000 for the first quarter of 2002 compared to $632,000 for the first quarter of 2001. The increase in the provision for loan losses was the result of management's continuing analysis of the adequacy of the allowance for loan losses. The allowance for loan losses at March 31, 2002 was 1.92% of total loans as compared to 1.95% at December 31, 2001. The slight decrease in the percentage of allowance for loan losses to total loans is largely due to the higher level of charge-offs in the first quarter versus the provision for possible future losses.

         Nonperforming loans decreased to $12.2 million as of March 31, 2002, when compared to the $15.5 million on December 31, 2001. This decrease resulted in the decrease of the ratio of nonperforming loans to total loans to 2.70% at March 31, 2002 from the 3.38% at December 31, 2001. Similarly, non-performing assets declined to 2.55% of total assets at March 31, 2002, from 3.00% of total assets at December 31, 2001.

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

         5. Maintenance of an adequate available-for-sale security portfolio. The Company owns $148.0 million of securities at market value as of March 31, 2002.

         The cash flow statements for the periods presented in the financial statements provide an indication of the Company's sources and uses of cash as well as an indication of the ability of the Company to maintain an adequate level of liquidity.

         D.     Capital

         At March 31, 2002, total shareholders' equity of $59.7 million was 8.5% of total consolidated assets. This compares to total shareholders' equity of $59.8 million or 8.4% of total consolidated assets on December 31, 2001.

         Tier I capital totaled $63.4 million at March 31, 2002, which represents a Tier I leverage ratio of 9.2%.

         Book value per share was $11.41 at March 31, 2002, and $11.44 at December 31, 2001. A decrease in unrealized gain on securities available for sale was primarily responsible for the decrease in accumulated other comprehensive income and corresponding decrease in book value per share. Partially offsetting this decrease was the retention of earnings in the amount of $521,000.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         The Company currently does not engage in any derivative or hedging activity. Refer to the Company's 2001 10-K for analysis of the interest rate sensitivity. The Company believes there have been no significant changes in the interest rate sensitivity since previously reported on the Company's 2001 10-K.

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

Item 3.  Defaults Upon Senior Securities                               None

Item 4.  Submission of Matters to a vote of Security Holders           None

Item 5.  Other Information                                             None

Item 6.  Exhibits and Reports on Form 8-K

               (a)  Exhibits

                    Exhibit No.              Description of Document
                        27                   Financial Data Schedules
                                              (electronic filing only)

               (b)  Reports on Form 8-K      None filed.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         PREMIER FINANCIAL BANCORP, INC.



Date: May 15, 2002                     /s/ Marshall T. Reynolds
                                       -------------------------------------
                                       Marshall T. Reynolds
                                       Chairman of the Board


Date: May 15, 2002                     /s/ Robert W. Walker
                                       -------------------------------------
                                       Robert W. Walker
                                       President & Chief Executive Officer


Date: May 15, 2002                     /s/ Brien M. Chase
                                       ----------------- -------------------
                                       Brien M. Chase
                                       Vice President & Chief Financial Officer

Exhibit No. 27
Financial Data Schedules
Article 9

MULTIPLIER   1000

PERIOD TYPE                 3-mos
FISCAL-YEAR-END             Dec-31-2002
PERIOD-START                Jan-01-2002
PERIOD-END                  Mar-31-2002
CASH                        20,270
INT-BEARING-DEPOSITS        0
FED-FUNDS-SOLD              39,649
TRADING ASSETS              0
INVESTMENTS-HELD-FOR-SALE   148,47
INVESTMENTS-CARRYING        0
INVESTMENTS-MARKET          0
LOANS                       454,190
ALLOWANCE                   8,747
TOTAL-ASSETS                705,554
DEPOSITS                    568,097
SHORT-TERM                  25,328
LIABILITIES-OTHER           3,841
LONG-TERM                   48,583
PREFERRED-MANDATORY         0
PREFERRED                   0
COMMON                      1,103
OTHER-SE                    58,602
TOTAL-LIABILTIES-AND-EQUITY 705,554
INTEREST-LOAN               9,579
INTEREST-INVEST             1,763
INTEREST-OTHER              204
INTEREST-TOTAL              11,546
INTEREST-DEPOSIT            4,369
INTEREST-EXPENSE            5,572
INTEREST-INCOME-NET         5,974
LOAN-LOSSES                 986
SECURITIES-GAINS            44
EXPENSE-OTHER               1,129
INCOME-PRETAX               717
INCOME-PRE-EXTRAORDINARY    521
EXTRAORDINARY               0
CHANGES                     0
NET-INCOME                  521
EPS-BASIC                   .10
EPS-DILUTED                 .10
YIELD-ACTUAL                3.75 F1
LOANS-NON                   9,583
LOANS-PAST                  2,660
LOANS-TROUBLED              0
LOANS-PROBLEM               0
ALLOWANCE-OPEN              8,946
CHARGE-OFFS                 1,543
RECOVERIES                  358
ALLOWANCE-CLOSE             8,747
ALLOWANCE-DOMESTIC          8,747
ALLOWANCE-FOREIGN           0
ALLOWANCE-UNALLOCATED       1,207

F1 Computed as tax-equivalent basis
