Form 10-Q
period 2002-06-30
PREMIER FINANCIAL BANCORP INC
filed 2002-08-14
CIK 887919

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       or

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission file number 0-20908

                         PREMIER FINANCIAL BANCORP, INC.
             (Exact name of registrant as specified in its charter)

                Kentucky                                61-1206757
    (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                  Identification No.)

         2883 Fifth Avenue
         Huntington, West Virginia                         25702
 (address of principal executive officer)                (Zip Code)

         Registrant's telephone number                (304) 525-1600

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

         Common stock - 5,232,230 shares outstanding at July 31, 2002.

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

Index to consolidated financial statements:

    Consolidated Balance Sheets......................................    3
    Consolidated Statements of Income ...............................    4
    Consolidated Statements of Comprehensive Income..................    5
    Consolidated Statements of Cash Flows............................    6
    Notes to Consolidated Financial Statements.......................    7



                         PREMIER FINANCIAL BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2002 AND DECEMBER 31, 2001
                             (DOLLARS IN THOUSANDS)

-------------------------------------------------------------------------------------------------------------------
                                                                                    (UNAUDITED)
                                                                                       2002               2001
                                                                                       ----               ----
ASSETS
Cash and due from banks                                                           $      20,784      $       20,628
Federal funds sold                                                                       36,720              33,517
Investment securities available for sale                                                148,529             155,566
Loans                                                                                   451,041             458,833
   Unearned interest                                                                       ( 39)               ( 92)
    Allowance for loan losses                                                            (9,126)             (8,946)
                                                                                  -------------      --------------
        Net loans                                                                       441,876             449,795
Federal Home Loan Bank and Federal Reserve Bank stock                                     4,384               4,261
Premises and equipment, net                                                              11,846              12,035
Real estate and other property acquired through foreclosure                               2,991               5,831
Interest receivable                                                                       6,837               7,842
Goodwill and other intangibles                                                           15,670              16,044
Other assets                                                                              6,567               6,331
                                                                                  -------------      --------------
   Total assets                                                                   $     696,204      $      711,850
                                                                                  =============      ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
   Non-interest bearing                                                           $      64,842      $       57,916
   Time deposits, $100 and over                                                          71,591              89,149
   Other interest bearing                                                               428,445             423,466
                                                                                  -------------      --------------
     Total deposits                                                                     564,878             570,531
Securities sold under agreements to repurchase                                            5,611               5,520
Federal Home Loan Bank advances                                                          23,951              30,795
Other borrowed funds                                                                     10,401              13,000
Interest payable                                                                          2,450               1,903
Other liabilities                                                                           939               1,476
                                                                                  -------------      --------------
   Total liabilities                                                                    608,230             623,225

Guaranteed preferred beneficial interests in Company's debentures                        28,750              28,750

Stockholders' equity
   Preferred stock, no par value; 1,000,000 shares authorized;
     none issued or outstanding                                                               -                   -
   Common stock, no par value; 10,000,000 shares authorized;
     5,232,230 shares issued and outstanding                                              1,103               1,103
   Surplus                                                                               43,445              43,445
   Retained earnings                                                                     13,489              14,470
   Accumulated other comprehensive income                                                 1,187                 857
                                                                                  -------------      --------------
     Total stockholders' equity                                                          59,224              59,875
                                                                                  -------------      --------------
       Total liabilities and stockholders' equity                                 $     696,204      $      711,850
                                                                                  =============      ==============

-------------------------------------------------------------------------------------------------------------------
                            See Accompanying Notes to Consolidated Financial Statements

                         PREMIER FINANCIAL BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    THREE MONTHS ENDED JUNE 30, 2002 AND 2001
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

-------------------------------------------------------------------------------------------------------------------
                                                      Three Months Ended                  Six Months Ended
                                                           June 30,                           June 30,
                                                    2002              2001             2002               2001
                                                    ----              ----             ----               ----
Interest income
  Loans, including fees                          $     9,495      $    12,285       $    19,074      $    24,865
  Investment securities
    Taxable                                            1,493            1,986             3,048            4,428
    Tax-exempt                                           202              251               410              553
  Federal funds sold and other                           155              477               359              949
                                                 -----------      -----------       -----------      -----------
    Total interest income                             11,345           14,999            22,891           30,795

Interest expense
   Deposits                                            4,044            7,002             8,413           14,647
   Debt and other borrowings                           1,151            1,587             2,354            3,384
                                                 -----------      -----------       -----------      -----------
     Total interest expense                            5,195            8,589            10,767           18,031

Net interest income                                    6,150            6,410            12,124           12,764
Provision for loan losses                              3,200            3,015             4,186            3,647
                                                 -----------      -----------       -----------      -----------
Net interest income after
   provision for loan losses                           2,950            3,395             7,938            9,117

Non-interest income
   Service charges                                       625              590             1,119            1,116
   Insurance commissions                                  79               98               119              137
   Investment securities gains (losses)                 (103)              60               (59)             240
   Gain on the sale of subsidiary's banking
      operations                                           -                -                 -            3,418
   Other                                                 224              424               504              823
                                                 -----------      -----------       -----------      -----------
                                                         825            1,172             1,683            5,734

Non-interest expenses
   Salaries and employee benefits                      2,592            2,893             5,299            5,925
   Occupancy and equipment expenses                      681              717             1,363            1,489
   Amortization of intangibles                           187              337               374              674
   Other expenses                                      2,671            1,764             4,224            3,708
                                                 -----------      -----------       -----------      -----------
                                                       6,131            5,711            11,260           11,796
                                                 -----------      -----------       -----------      -----------
Income (loss) before income taxes                     (2,356)          (1,144)           (1,639)           3,055
Provision for income taxes (benefit)                    (853)            (439)             (657)           2,536
                                                 ------------     ------------      ------------     -----------

Net income (loss)                                $    (1,503)     $      (705)      $      (982)     $       519
                                                 ============     ============      ============     ===========

Earnings per share                               $    (0.29)      $     (0.13)      $     (0.19)     $      0.10
Earnings per share assuming dilution             $    (0.29)      $     (0.13)      $     (0.19)     $      0.10
Weighted average shares outstanding                    5,232            5,232             5,232            5,232
Weighted average shares assuming dilution              5,232            5,232             5,232            5,232

-------------------------------------------------------------------------------------------------------------------
                            See Accompanying Notes to Consolidated Financial Statements

                         PREMIER FINANCIAL BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                    THREE MONTHS ENDED JUNE 30, 2002 AND 2001
                                 (IN THOUSANDS)
                                   (UNAUDITED)

-------------------------------------------------------------------------------------------------------------------
                                                             Three Months Ended              Six Months Ended
                                                                  June 30,                       June 30,
                                                            2002           2001            2002            2001
                                                            ----           ----            ----            ----

Net income (loss)                                      $   (1,503)     $     (705)     $     (982)     $     519

Other comprehensive income (loss), net of tax:
   Unrealized gains and (losses) arising during
     the period                                               953             (92)            291      $   1,496
   Reclassification of realized amount                         68             (39)             39           (158)
                                                       ----------      ----------      ----------      ---------
     Net change in unrealized gain (loss) on
       securities                                           1,021            (131)            330          1,338
                                                       ----------      ----------      ----------      ---------

Comprehensive income (loss)                            $    ( 482)     $    ( 836)     $     (652)     $   1,857
                                                       ==========      ==========      ==========      =========


-------------------------------------------------------------------------------------------------------------------
                            See Accompanying Notes to Consolidated Financial Statements


                         PREMIER FINANCIAL BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                 (IN THOUSANDS)
                                   (UNAUDITED)

-------------------------------------------------------------------------------------------------------------------

                                                                                     2002               2001
                                                                                     ----               ----
Cash flows from operating activities
   Net (loss) income                                                            $        (982)     $         519
   Adjustments to reconcile net income (loss) to net
     Cash from operating activities
       Depreciation                                                                       520                652
       Provision for loan losses                                                        4,186              3,647
       Amortization, net                                                                  511                431
       FHLB stock dividends                                                               (73)              (139)
       Investment securities losses (gains), net                                           59               (240)
       Gain on the sale of subsidiary's banking operations                                  -             (3,418)
       Write downs of OREO                                                                655                  -
  Changes in
     Interest Receivable                                                                1,005                 35
     Other assets                                                                        (139)              (317)
     Interest Payable                                                                     547               (620)
     Other liabilities                                                                   (537)               573
                                                                                --------------     -------------
       Net cash from operating activities                                               5,752              1,123
Cash flows from investing activities
   Purchases of securities available for sale                                         (54,315)          (114,579)
   Proceeds from sales of securities available for sale                                 4,061             12,234
   Proceeds from maturities and calls of securities available
     for sale                                                                          57,596            122,450
   Purchases of FHLB stock                                                                (50)              (175)
   Redemption of FHLB stock                                                                 -                451
   Net change in federal funds sold                                                    (3,203)            (4,175)
   Net change in loans                                                                  3,267            (10,975)
   Purchases of premises and equipment, net                                              (331)                96
   Proceeds from sale of other real estate acquired
     through foreclosure                                                                2,384                630
   Net cash received (paid) related to acquisitions                                         -             (7,178)
                                                                                -------------      -------------
     Net cash from investing activities                                                 9,409             (1,221)

Cash flows from financing activities
   Net change in deposits                                                              (5,653)            18,698
   Advances from Federal Home Loan Bank                                                10,395             35,819
   Repayment of Federal Home Loan Bank advances                                       (17,239)           (39,471)
   Repayment of Other Borrowed Funds                                                   (3,300)                 -
   Proceeds from Other Borrowings                                                         701                  -
   Net change in agreements to repurchase securities                                       91            (14,462)
                                                                                -------------      -------------
     Net cash from financing activities                                               (15,005)               584
                                                                                --------------     -------------
Net change in cash and cash equivalents                                                   156                486

Cash and cash equivalents at beginning of period                                       20,628             24,076
                                                                                -------------      -------------

Cash and cash equivalents at end of period                                      $      20,784      $      24,562
                                                                                =============      =============

-------------------------------------------------------------------------------------------------------------------
                            See Accompanying Notes to Consolidated Financial Statements


                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED, IN THOUSANDS)

--------------------------------------------------------------------------------

NOTE  1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Premier Financial Bancorp, Inc. (the Company) and its wholly owned subsidiaries:

                                                                         Year           June 30, 2002
                                                                       Acquired            Assets

Citizens Deposit Bank & Trust           Vanceburg, Kentucky              1991         $     95,614
Bank of Germantown                      Germantown, Kentucky             1992               26,687
Citizens Bank (Kentucky), Inc.          Georgetown, Kentucky             1995               96,511
Farmers Deposit Bank                    Eminence, Kentucky               1996              149,214
Ohio River Bank                         Ironton, Ohio                    1998               72,519
First Central Bank, Inc.                Philippi, West Virginia          1998               85,363
Boone County Bank, Inc.                 Madison, West Virginia           1998              158,849
Mt. Vernon Financial Holdings, Inc.     Georgetown, Kentucky             1999                8,964

The Company also has a data processing subsidiary, Premier Data Services, Inc., the PFBI Capital Trust subsidiary as discussed in Note 7, and a former bank, The Sabina Bank, in the process of liquidation. All intercompany transactions and balances have been eliminated.

NOTE  2 - GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets subject to amortization are as follows:

                                            Original              Accumulated
                                             Amount               Amortization
    Core deposit intangible                 $14,977                  $2,951

Amortization expense for the first six months of 2002 was $374.

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

The Company completed its impairment testing of goodwill during the second quarter and concluded there was no impairment.

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

Effective January 1, 2002, the Company adopted a new standard issued by the FASB on impairment and disposal of long-lived assets. The effect of adopting this standard on the financial position and results of operations of the Company was not considered material.

NOTE  4 - SECURITIES

Amortized cost and fair value of investment securities, by category, at June 30, 2002 are summarized as follows:

                                                   Amortized        Unrealized        Unrealized           Fair
                                                      Cost             Gains            Losses            Value
Available for sale
  U. S. Treasury securities                     $        1,447    $           10   $            -    $         1,457
  U. S. agency securities                              110,588             1,077              (15)           111,650
  Obligations of states and political
     Subdivisions                                       17,575               637               (3)            18,209
  Mortgage-backed securities                             8,018               174               (2)             8,190
  Corporate securities                                   9,102                13              (92)             9,023
                                                --------------    --------------   --------------    ---------------
     Total available for sale                   $      146,730    $        1,911   $         (112)   $       148,529
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
                                                ==============    ==============   ==============    ===============




--------------------------------------------------------------------------------
                                    CONTINUED

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED, IN THOUSANDS)

--------------------------------------------------------------------------------

NOTE  5 - LOANS

Major classifications of loans at June 30, 2002 and December 31, 2001 are summarized as follows:
                                                  2002             2001
                                                  ----             ----
Commercial, secured by real estate           $    122,759     $    117,692
Commercial, other                                  65,834           70,315
Real estate construction                           12,342           15,751
Residential real estate                           163,494          164,810
Agricultural                                        8,805            9,613
Consumer and home equity                           75,137           79,571
Other                                               2,670            1,081
                                             ------------     ------------
                                             $    451,041     $    458,833
                                             ============     ============

NOTE  6 - ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for the three months and six months ended June 30, 2002 and 2001 are as follows:
                                 Three Months Ended        Six Months Ended
                                      June 30,                 June 30,
                                  2002        2001         2002        2001
                                  ----        ----         ----        ----
Balance, beginning of period    $ 8,747     $ 7,953      $ 8,946     $ 7,821
Gross charge-offs                (3,039)     (1,675)      (4,582)     (2,333)
Recoveries                          218         110          576         268
Provision for loan losses         3,200       3,015        4,186       3,647
                                -------     -------      -------     -------

Balance, end of period          $ 9,126     $ 9,403      $ 9,126     $ 9,403
                                =======     =======      =======     =======

NOTE  7 - GUARANTEED PREFERRED BENEFICIAL INTERESTS IN COMPANY'S
              SUBORDINATED DEBENTURES

Guaranteed preferred beneficial interests in Company's debentures (Preferred Securities) represent preferred beneficial interests in the assets of PFBI Capital Trust (Trust). The Trust holds certain 9.75% junior subordinated debentures due June 30, 2027 issued by the Company on June 9, 1997. Distributions on the Preferred Securities is payable at an annual rate of 9.75% of the stated liquidation amount of $25 per Capital Security, payable quarterly (see Note 8). Cash distributions on the Preferred Securities are made to the extent interest on the debentures is received by the Trust. In the event of certain changes or amendments to regulatory requirements or federal tax rules, the Preferred Securities are redeemable in whole. Otherwise, the Preferred Securities are generally redeemable by the Company in whole or in part on or after June 30, 2002 at 100% of the liquidation amount. The Trust's obligations under the Preferred Securities are fully and unconditionally guaranteed by the Company.


--------------------------------------------------------------------------------
                                    CONTINUED

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED, IN THOUSANDS)

--------------------------------------------------------------------------------

NOTE  8 - STOCKHOLDERS' EQUITY AND REGULATORY MATTERS

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

These quantitative measures established by regulation to ensure capital adequacy require the Company and Banks to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of June 30, 2002, the Company and the Banks meet all quantitative capital adequacy requirements to which they are subject.

Shown below is a summary of regulatory capital ratios for the Company:
                                                                    Regulatory
                                            June 30,  December 31,    Minimum
                                              2002        2001     Requirements
                                              ----        ----     ------------
Tier I Capital (to Risk-Weighted Assets)      13.7%       13.4%         4.0%
Total Capital (to Risk-Weighted Assets)       17.0%       16.6%         8.0%
Tier I Capital (to Average Assets)             9.0%        8.5%         4.0%

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

--------------------------------------------------------------------------------
                                    CONTINUED

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED, IN THOUSANDS)

--------------------------------------------------------------------------------

NOTE  8 - STOCKHOLDERS' EQUITY AND REGULATORY MATTERS (continued)

During the quarter ended June 30, 2002, the Company was notified by the FRB that due to the deterioration of core earnings of the Company, among other issues, the FRB would not allow the payment of the distribution due June 30, 2002 on the Company's Trust Preferred Securities (see Note 7). In response, the Company reached agreement with the FRB whereby, the Company's Chairman of the Board, who is also the Company's largest shareholder, agreed to loan the Company the amount of the distribution, $701 thousand, so that the Company, with the FRB's approval, could make the distribution. The loan is unsecured at a zero interest rate with no defined maturity date. The loan cannot be repaid without the prior approval of the FRB.

The FRB has indicated that they would review the Company's performance before allowing the Company to make its September 30, 2002 distribution and any future distributions on the Trust Preferred Securities. The Company can make no assurances that its Chairman will make additional loans in the future to cover the amount of the distributions in the event the FRB does disallow them.

In the event the FRB does disallow any future distributions, under the terms of the Trust, the Company has the right, at any time, to defer payments of interest on the Trust Preferred Securities for a period not exceeding 20 consecutive quarters. As a consequence of the Company's extension of the interest payment period, quarterly distributions on the Trust Preferred Securities will be deferred (though such distribution would continue to accrue with interest thereon compounded quarterly). During the deferment period, the Company will be prohibited, subject to certain exceptions, from declaring or paying any cash distributions with respect to its capital stock.

Citizens Deposit Bank (Citizens) entered into a Written Agreement with the FRB on September 29, 2000 restricting Citizens from declaring or paying dividends without prior approval. This agreement is in effect until terminated by the FRB. Citizens' Tier I capital to average assets was 10.3% at June 30, 2002.

Bank of Germantown (Germantown) entered into an agreement with the Kentucky Department of Financial Institutions (KDFI) and the Federal Deposit Insurance Corporation (FDIC) on June 13, 2000 restricting Germantown from declaring or paying dividends, without prior approval, if its Tier I capital to average assets falls below 8%. This agreement is in effect until terminated by the KDFI and FDIC. Germantown's Tier I capital to average assets was 7.1% at June 30, 2002.

As of June 30, 2002, the most recent notification from the Federal Reserve Bank categorized the Company and its subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum Total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the preceding table. There are no conditions or events since that notification that management believes have changed the Company's category.

Item 2.  Management's Discussion and Analysis
            of Financial Condition and Results of Operations

         A.     Results of Operations

         Premier realized a net loss for the six months ended June 30, 2002, of $982,000, or 19 cents per share, compared to net income of $519,000 or $0.10 per share for the six months ended June 30, 2001. The net income and earnings per share comparisons are impacted by two significant events affecting the comparability of financial results of the first six months of 2002 to 2001.

         During the first quarter of 2001, Premier recognized a $625,000 net gain (after tax) on the sale of certain assets and the assumption of certain liabilities of its subsidiary the Bank of Mt. Vernon. Furthermore, during the fourth quarter of 2001, Premier recognized the sale of certain assets and the assumption of certain liabilities of its subsidiary The Sabina Bank. As a result, the operations of the Bank of Mt. Vernon and The Sabina Bank are NOT included in Premier's 2002 financial results. An equivalent 2001 comparison should exclude the net gain on the sale and the 2001 operations of the Bank of Mt. Vernon while also excluding the 2001 operations of The Sabina Bank. On an equivalent basis, Premier realized a net loss for the first six months of 2001 of $372,000 or 7 cents per share.

         The year-to-date loss is largely due to $3.2 million of provisions for loan losses and $655,000 of OREO writedowns during the second quarter as more fully explained below. For the quarter ending June 30, 2002, Premier recorded a net loss of $1,503,000, or 29 cents per share, compared to a $705,000, or 13 cents per share, loss reported for the second quarter of 2001. An operationally equivalent quarterly comparison would exclude the results of The Sabina Bank, sold during the fourth quarter of 2001, from the 2001 second quarter loss. On an equivalent basis, Premier realized a net loss for the second quarter of 2001 of $825,000 or 16 cents per share.

         Net interest income for the six months ending June 30, 2002 totaled $12.12 million, an 8.7% increase over the $11.16 million of net interest income earned in the first six months of 2001, (excluding the operations of The Sabina Bank and the Bank of Mt. Vernon.) The increase was largely due to a lower cost of funds resulting from the decline in market interest rates over the past year and a reduction in FHLB advances and other borrowings. As a result, the net interest margin for the six months ending June 30, 2002 was approximately 3.82% compared to 3.59% for the same period in 2001. For the quarter ending June 30, 2002, net interest income totaled $6.15 million, a 3.0% increase over the $5.97 million reported for the first quarter of 2002, and a 5.9% increase over the $5.81 million of net interest income earned in the second quarter of 2001, (excluding the operations of The Sabina Bank). The increase was also largely due to a lower cost of funds resulting from the decline in market interest rates and a reduction in FHLB advances and other borrowings.

         Non-interest income decreased $4,051,000 to $1,683,000 for the first six months of 2002 compared to $5,734,000 for the first six months of 2001. Excluding the gain on sale of the Mt. Vernon banking operations of $3,418,000 and The Sabina Bank's non-interest income of $146,000 for the first six months 2001, non-interest income would have decreased $487,000 or 22.4%, for the six months ending June 30, 2002 compared to the same period for 2001. The decline is largely due to a planned lower volume of secondary market mortgage loan activity resulting in a reduction in secondary market fee income and gains on the sales of loans, plus a $299,000 reduction in gains on investment security transactions. These were partially offset by a $125,000 (12.6%) increase in service charges on deposit accounts. For the quarter ending June 30, 2002, non-interest income decreased $347,000 to $825,000 compared to the $1,172,000 reported for the same quarter of 2001. The decline is largely due to a $163,000 reduction in gains on investment security transactions, the elimination of the Sabina Bank's operations and the lower volume of secondary market mortgage loan activity.

         Non-interest expenses for the first six months of 2002 totaled $11,260,000 or 3.2% of average assets on an annualized basis compared to $11,796,000 or 3.0% of average assets for the same period of 2001. The decrease in non-interest expense is largely due to the exclusion of the Bank of Mt. Vernon's and The Sabina Bank's operations for the first six months of 2002 versus their inclusion in 2001. After excluding operating costs of the Bank of Mt. Vernon and The Sabina Bank from 2001, non-interest expense totaled $10,305,000 for the first six months of 2001, resulting in a $955,000 or 9.3% increase year-to-date in 2002. This increase is largely due to $655,000 in writedowns of Other Real Estate Owned (OREO) to estimated realizable values in the second quarter and a $139,000 increase in professional fees primarily due to increased legal fees related to loan collections. These increases were partially offset by lower amortization of intangibles.

         For the quarter ending June 30, 2002, non-interest expense increased $903,000 over the quarter ending June 30, 2001 (excluding the operations of The Sabina Bank), largely due to the OREO writedowns and the increase in professional fees detailed above. In addition, staff costs decreased by $76,000 or 2.8%, occupancy expense increased by $19,000 or 2.9%, and amortization of intangibles decreased by $96,000.

         Income tax benefit was $657,000 for the first six months of 2002 compared to income tax expense of $2,536,000 for the first six months of 2001. The decrease in income tax expense can be primarily attributed to the $2,792,000 tax effect associated with the gain on sale of subsidiary's banking operations in 2001. The income tax benefit for the quarter ending June 30, 2002 was $853,000 compared to a tax benefit of $439,000 during the same period of 2001. The annualized effective tax rate for the year-to-date period ended June 30, 2002 was 40.0%, compared to the 83.0% effective tax rate for the same period in 2001. The high rate in 2001 was primarily due to the elimination of intangibles associated with the Company's acquisition of the Bank of Mt. Vernon. The expensing of this intangible was a non-deductible event thereby raising the annualized effective tax rate for the six months ended June 30, 2001.

         The annualized returns on stockholders' equity and on average assets were approximately (10.07)% and (0.86)% for the three months ended June 30, 2002 compared to (4.83)% and (0.36)% for the same period in 2001.

         B.     Financial Position

         Total assets at June 30, 2002 decreased $15.6 million or 2.2% to $696.2 million from the $711.9 million at December 31, 2001. This decrease is largely due to the planned pay down of $9.0 million of borrowed funds and the non-renewal of some high rate certificates of deposit.

         Earning assets decreased to $640.6 at June 30, 2002 from the $652.1 million at December 31, 2001, a decrease of $11.5 million, or 1.8%. The decrease is largely due to a $7.8 million decline in total loans (see below).

         Cash and cash equivalents at June 30, 2002 were $20.8 million, a $0.2 million increase from $20.6 million on December 31, 2001. Fed funds sold increased to $36.7 million from the $33.5 million reported at December 31, 2001, an increase of $3.2 million.

         Total loans at June 30, 2002 were $451.0 million compared to $458.8 million at December 31, 2001, a decrease of $7.8 million. This decrease can primarily be attributed to the collection of $3.7 million in loans owned by Mt. Vernon Financial Holdings and the $4.6 million in loan charge-offs recorded during the first six months of 2002.

         Deposits totaled $564.9 million as of June 30, 2002, a $5.6 million decrease from the $570.5 million in deposits at December 31, 2001. The decrease is largely due to non-renewal of some high rate certificates of deposit over $100,000. The reduction in time deposits $100,000 and over was partially offset by the increase in non-interest bearing deposits and other interest bearing deposits.

         The following table sets forth information with respect to the Company's nonperforming assets at June 30, 2002 and December 31, 2001.

                                              (In Thousands)
                                           2002           2001
                                           ----           ----
Non-accrual loans                        $ 7,572        $ 9,307
Accruing loans which are contractually
  past due 90 days or more                 1,756          5,948
Restructured                                 161            275
                                         -------        -------
    Total non-performing loans             9,489         15,530
Other real estate acquired through
  foreclosure                              2,991          5,831
                                         -------        -------
    Total non-performing assets          $12,480        $21,361

Non-performing loans as a percentage
  of total loans                            2.10%          3.38%

Non-performing assets as a percentage
  of total assets                           1.79%          3.00%

         Total non-performing loans and non-performing assets have declined since year-end due to senior management directives that emphasized the reduction of the level of delinquency, non-accrual loans and OREO. A large portion of the decline was due to charge-offs, but a significant portion was also due to collection efforts by lenders to bring borrowers current with the terms of their loan agreement and the sale of certain OREO properties. A result of this continuing process was the discovery of loan collateral deterioration or weakening cash flows on a certain number of loans which warranted a downgrade in the risk rating of the loan. Additional provisions for loan losses were made as a result of these downgrades.

         The provision for loan losses was $3.2 million for the second quarter of 2002 compared to $3.0 million for the second quarter of 2001. This addition brings the year-to-date provision to $4.2 million compared to $3.6 million for the same period in 2001. During the second quarter, three of Premier's banks had their regularly scheduled regulatory bank examination. During the examination, regulators required that certain loans be downgraded or charged against the allowance for loan losses. While management has not yet exhausted all efforts and means available to collect these loans, the additional provisions were made in accordance with Premier's policies regarding the adequacy of the allowance for loan losses which are in accordance with generally accepted accounting principles. Any collections on these loans would be presented in future financial statements as recoveries of the amounts charged against the allowance. The allowance for loan losses at June 30, 2002 was 2.02% of total loans as compared to 1.95% at December 31, 2001. The increase in the percentage of allowance for loan losses to total loans is largely due to the higher provision for loan losses required versus the level of net charge-offs actually taken during the first six months of 2002.

         Nonperforming loans decreased to $8.6 million as of June 30, 2002, when compared to the $15.5 million on December 31, 2001, due to the high level of charge-offs and to a corporate-wide emphasis to reduce the level of non-performing loans. This decrease resulted in the decrease of the ratio of nonperforming loans to total loans to 1.91% at June 30, 2002 from the 3.38% at December 31, 2001. Similarly, non-performing assets declined to 1.67% of total assets at June 30, 2002, from 3.00% of total assets at December 31, 2001, due to sales of OREO properties and writedowns of existing properties to estimated realizable values.

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

         5. Maintenance of an adequate available-for-sale security portfolio. The Company owns $148.5 million of securities at market value as of June 30 2002.

         The cash flow statements for the periods presented in the financial statements provide an indication of the Company's sources and uses of cash as well as an indication of the ability of the Company to maintain an adequate level of liquidity.

         D.     Capital

         At June 30, 2002, total shareholders' equity of $59.2 million was 8.5% of total consolidated assets. This compares to total shareholders' equity of $59.8 million or 8.4% of total consolidated assets on December 31, 2001.

         Tier I capital totaled $61.7 million at June 30, 2002, which represents a Tier I leverage ratio of 9.0%.

         Book value per share was $11.32 at June 30, 2002, and $11.44 at December 31, 2001. The $1.5 million loss in the second quarter was primarily responsible for the decrease in comprehensive income and corresponding decrease in book value per share. Partially offsetting this decrease was an increase in the market value of investment securities available for sale.


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

Item 1.  Legal Proceedings                                       None

Item 2.  Changes in Securities                                   None

Item 3.  Defaults Upon Senior Securities                         None

Item 4.  Submission of Matters to a vote of Security Holders

        (a)      Annual meeting of the Shareholders was held June 19, 2002.

        (b)      All director nominees were elected.

        (c) Certain matters voted upon at the meeting and the votes cast with respect to such matters are as follows:

             (i) The following were elected as directors of the Corporation for a term of one year.

                Director                    Votes Received       Votes Withheld
                1. Toney K. Adkins            4,630,884               40,540
                2. Hosmer A. Brown, III       4,637,671               33,753
                3. Edsel R. Burns             4,635,138               36,286
                4. Gardner E. Daniel          4,628,702               42,722
                5. E. V. Holder, Jr.          4,636,566               34,858
                6. Wilbur M. Jenkins          4,636,978               34,446
                7. Keith F. Molihan           4,635,652               35,772
                8. Marshall T. Reynolds       4,627,522               43,902
                9. Neal Scaggs                4,635,828               35,596
               10. Robert W. Walker           4,528,111              143,313
               11. Thomas W. Wright           4,634,984               36,440

            (ii) Approval of the Premier Financial Bancorp, Inc. 2002 Employee
                 Stock Ownership Incentive Plan. Votes for 3,415,671; votes against 118,345; votes abstaining 14,635; broker non-votes 1,122,773.

           (iii) Ratification of Crowe, Chizek and Company, LLP as independent auditors of the Corporation for 2002. Votes for 4,648,970; votes against 11,860; votes abstaining 10,594.


Item 5.  Other Information                                       None

Item 6.  Exhibits and Reports on Form 8-K

         (a) No exhibits are furnished in accordance with the provisions of Item 601 of Regulation S-K.

              The following exhibits accompany this periodic report pursuant to 18 U.S.C ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (the "2002 Act"). These exhibits shall be deemed only to accompany this periodic report and are not part of this periodic report, shall not be deemed filed for purposes of the Securities Exchange Act of 1934, and may not be used for any purpose other than compliance with the 2002 Act.

              99.1 Certification Pursuant to 18 U.S.C ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer

              99.2 Certification Pursuant to 18 U.S.C ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer


         (b) No Current Reports on Form 8-K were filed in the second quarter of the Company's year.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          PREMIER FINANCIAL BANCORP, INC.



Date: August 14, 2002                     /s/ Robert W. Walker
                                          -------------------------------------
                                          Robert W. Walker
                                          President & Chief Executive Officer


Date: August 14, 2002                     /s/ Brien M. Chase
                                          -------------------------------------
                                          Brien M. Chase
                                          Vice President &
                                            Chief Financial Officer