Form 10-Q
period 2002-09-30
PREMIER FINANCIAL BANCORP INC
filed 2002-11-14
CIK 887919

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

                                       or

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to filing requirements for the past 90 days. Yes X No__

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

         Common stock - 5,232,230 shares outstanding at October 31, 2002.

PART I  - FINANCIAL INFORMATION

Item 1.  Financial Statements

The accompanying information has not been audited by independent public accountants; however, in the opinion of management such information reflects all adjustments necessary for a fair presentation of the results for the interim period. All such adjustments are of a normal and recurring nature.

The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States of Americaor those normally made in the registrant's annual Form 10-K filing. Accordingly, the reader of the Form 10-Q may wish to refer to the registrant's Form 10-K for the year ended December 31, 2001 for further information in this regard.

Index to consolidated financial statements:

    Consolidated Balance Sheets........................................    3
    Consolidated Statements of Income .................................    4
    Consolidated Statements of Comprehensive Income ...................    5
    Consolidated Statements of Cash Flows..............................    6
    Notes to Consolidated Financial Statements.........................    7


                                           PREMIER FINANCIAL BANCORP, INC.
                                            CONSOLIDATED BALANCE SHEETS
                                      SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
                                              (DOLLARS IN THOUSANDS)

-------------------------------------------------------------------------------------------------------------------
                                                                                    (UNAUDITED)
                                                                                       2002                2001
                                                                                  -------------      --------------
ASSETS
Cash and due from banks                                                           $      19,416      $       20,628
Federal funds sold                                                                       41,920              33,517
Investment securities available for sale                                                148,009             155,566
Loans                                                                                   446,808             458,833
   Unearned interest                                                                       ( 29)               ( 92)
   Allowance for loan losses                                                            (11,130)             (8,946)
                                                                                  -------------      --------------
        Net loans                                                                       435,649             449,795
Federal Home Loan Bank and Federal Reserve Bank stock                                     4,452               4,261
Premises and equipment, net                                                              11,839              12,035
Real estate and other property acquired through foreclosure                               3,449               5,831
Interest receivable                                                                       6,635               7,842
Goodwill and other intangibles                                                           16,044              16,044
Other assets                                                                              6,409               6,331
                                                                                  -------------      --------------
   Total assets                                                                   $     693,822      $      711,850
                                                                                  =============      ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
   Non-interest bearing                                                           $      60,608      $       57,916
   Time deposits, $100 and over                                                          68,506              89,149
   Other interest bearing                                                               435,863             423,466
                                                                                  -------------      --------------
     Total deposits                                                                     564,977             570,531
Securities sold under agreements to repurchase                                            5,696               5,520
Federal Home Loan Bank advances                                                          23,592              30,795
Other borrowed funds                                                                      9,102              13,000
Interest payable                                                                          1,578               1,903
Other liabilities                                                                         1,086               1,476
                                                                                  -------------      --------------
   Total liabilities                                                                    606,031             623,225

Guaranteed preferred beneficial interests in Company's debentures                        28,750              28,750

Stockholders' equity
   Preferred stock, no par value; 1,000,000 shares authorized;
     none issued or outstanding                                                               -                   -
   Common stock, no par value; 10,000,000 shares authorized;
     5,232,230 shares issued and outstanding                                              1,103               1,103
   Surplus                                                                               43,445              43,445
   Retained earnings                                                                     12,895              14,470
   Accumulated other comprehensive income                                                 1,598                 857
                                                                                  -------------      --------------
     Total stockholders' equity                                                          59,041              59,875
                                                                                  -------------      --------------
       Total liabilities and stockholders' equity                                 $     693,822      $      711,850
                                                                                  =============      ==============

-------------------------------------------------------------------------------------------------------------------
                            See Accompanying Notes to Consolidated Financial Statements
                                                                                                                  3

                                          PREMIER FINANCIAL BANCORP, INC.
                                        CONSOLIDATED STATEMENTS OF INCOME
                              THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                       (IN THOUSANDS EXCEPT PER SHARE DATA)
                                                  (UNAUDITED)

-------------------------------------------------------------------------------------------------------------------
                                                      Three Months Ended                  Nine Months Ended
                                                         September 30,                      September 30,
                                                     2002             2001              2002             2001
                                                 -----------      -----------       -----------      -----------
Interest income
  Loans, including fees                          $     9,181      $    11,723       $    28,255      $    36,588
  Investment securities
    Taxable                                            1,360            1,916             4,408            6,344
    Tax-exempt                                           203              255               613              808
  Federal funds sold and other                           181              349               540            1,298
                                                 -----------      -----------       -----------      -----------
    Total interest income                             10,925           14,243            33,816           45,038

Interest expense
   Deposits                                            3,746            6,501            12,159           21,148
   Debt and other borrowings                           1,133            1,502             3,487            4,886
                                                 -----------      -----------       -----------      -----------
     Total interest expense                            4,879            8,003            15,646           26,034

Net interest income                                    6,046            6,240            18,170           19,004
Provision for loan losses                              3,094            1,793             7,280            5,440
                                                 -----------      -----------       -----------      -----------
Net interest income after
   provision for loan losses                           2,952            4,447            10,890           13,564

Non-interest income
   Service charges                                       619              550             1,738            1,666
   Insurance commissions                                  52               78               171              215
   Investment securities gains (losses)                    1              195               (58)             435
   Gain on the sale of subsidiary's banking
      operations                                           -                -                 -            3,418
   Other                                                 221              440               725            1,263
                                                 -----------      -----------       -----------      -----------
                                                         893            1,263             2,576            6,997

Non-interest expenses
   Salaries and employee benefits                      2,603            2,902             7,902            8,827
   Occupancy and equipment expenses                      701              714             2,064            2,203
   Amortization of intangibles                             -              337                 -            1,011
   Other expenses                                      1,972            1,753             6,196            5,461
                                                 -----------      -----------       -----------      -----------
                                                       5,276            5,706            16,162           17,502
                                                 -----------      -----------       -----------      -----------
Income (loss) before income taxes                     (1,431)               4            (2,696)           3,059
Provision for income taxes (benefit)                    (592)             (42)           (1,121)           2,494
                                                 -----------      -----------       -----------      -----------

Net income (loss)                                $      (839)     $        46       $    (1,575)     $       565
                                                 ===========      ===========       ===========      ===========

Basic earnings (loss) per share                  $     (0.16)     $      0.01       $     (0.30)     $      0.11
Earnings (loss) per share assuming dilution      $     (0.16)     $      0.01       $     (0.30)     $      0.11
Weighted average shares outstanding                    5,232            5,232             5,232            5,232
Weighted average shares assuming dilution              5,232            5,232             5,232            5,232

-------------------------------------------------------------------------------------------------------------------
                            See Accompanying Notes to Consolidated Financial Statements
                                                                                                                  4

                                          PREMIER FINANCIAL BANCORP, INC.
                                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                                 (IN THOUSANDS)
                                                   (UNAUDITED)

-------------------------------------------------------------------------------------------------------------------
                                                           Three Months Ended             Nine Months Ended
                                                              September 30,                  September 30,
                                                          2002             2001           2002            2001
                                                       ----------      ----------      ----------      ---------

Net income (loss)                                      $     (839)     $       46      $   (1,575)     $     565

Other comprehensive income (loss), net of tax:
   Unrealized gains and (losses) arising during
     the period                                               412           1,239             703      $   2,735
   Reclassification of realized amount                         (1)           (129)             38           (287)
                                                       -----------     ----------      ----------      ---------
     Net change in unrealized gain (loss) on
       securities                                             411           1,110             741          2,448
                                                       ----------      ----------      ----------      ---------

Comprehensive income (loss)                            $    ( 428)     $    1,156      $     (834)     $   3,013
                                                       ==========      ==========      ==========      =========

-------------------------------------------------------------------------------------------------------------------
                            See Accompanying Notes to Consolidated Financial Statements
                                                                                                                  5

                                          PREMIER FINANCIAL BANCORP, INC.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                                  (IN THOUSANDS)
                                                    (UNAUDITED)

-------------------------------------------------------------------------------------------------------------------
                                                                                     2002               2001
                                                                                -------------      -------------
Cash flows from operating activities
   Net (loss) income                                                            $      (1,575)     $         565
   Adjustments to reconcile net income (loss) to net
     Cash from operating activities
       Depreciation                                                                     1,013                975
       Provision for loan losses                                                        7,280              5,440
       Amortization, net                                                                  221                693
       FHLB stock dividends                                                              (141)              (207)
       Investment securities losses (gains), net                                           58               (435)
       Gain on the sale of subsidiary's banking operations                                  -             (3,418)
       Write downs of OREO                                                                990                  -
  Changes in
     Interest Receivable                                                                1,207               (210)
     Other assets                                                                        (460)            (3,033)
     Interest Payable                                                                    (325)              (676)
     Other liabilities                                                                   (390)               (80)
                                                                                -------------      -------------
       Net cash from operating activities                                               7,878               (386)
Cash flows from investing activities
   Purchases of securities available for sale                                         (94,804)          (151,242)
   Proceeds from sales of securities available for sale                                 4,063             12,429
   Proceeds from maturities and calls of securities available
     for sale                                                                          99,142            167,958
   Purchases of FHLB stock                                                                (50)              (176)
   Redemption of FHLB stock                                                                 -                451
   Net change in federal funds sold                                                    (8,403)           (15,608)
   Net change in loans                                                                  6,779               (299)
   Purchases of premises and equipment, net                                              (817)              (223)
   Proceeds from sale of other real estate acquired
     through foreclosure                                                                2,813                921
   Net cash received (paid) related to acquisitions                                         -             (7,178)
                                                                                -------------      -------------
     Net cash from investing activities                                                 8,723              7,033

Cash flows from financing activities
   Net change in deposits                                                              (6,888)             7,917
   Advances from Federal Home Loan Bank                                                10,395             40,385
   Repayment of Federal Home Loan Bank advances                                       (17,598)           (44,277)
   Repayment of Other Borrowed Funds                                                   (5,300)                 -
   Proceeds from Other Borrowings                                                       1,402                  -
   Net change in agreements to repurchase securities                                      176            (14,339)
                                                                                -------------      -------------
     Net cash from financing activities                                               (17,813)           (10,314)
                                                                                -------------      -------------
Net change in cash and cash equivalents                                                (1,212)            (3,667)

Cash and cash equivalents at beginning of period                                       20,628             24,076
                                                                                -------------      -------------

Cash and cash equivalents at end of period                                      $      19,416      $      20,409
                                                                                =============      =============

-------------------------------------------------------------------------------------------------------------------
                            See Accompanying Notes to Consolidated Financial Statements
                                                                                                                  6

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED, IN THOUSANDS)
--------------------------------------------------------------------------------

NOTE  1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Premier Financial Bancorp, Inc. (the Company) and its wholly owned subsidiaries:

                                                                                   Year        September 30, 2002
                                                                                 Acquired            Assets

Citizens Deposit Bank & Trust                      Vanceburg, Kentucky              1991         $     92,487
Bank of Germantown                                 Germantown, Kentucky             1992               26,715
Citizens Bank (Kentucky), Inc.                     Georgetown, Kentucky             1995               87,328
Farmers Deposit Bank                               Eminence, Kentucky               1996              152,390
Ohio River Bank                                    Ironton, Ohio                    1998               73,169
First Central Bank, Inc.                           Philippi, West Virginia          1998               88,248
Boone County Bank, Inc.                            Madison, West Virginia           1998              164,658
Mt. Vernon Financial Holdings, Inc.                Georgetown, Kentucky             1999                8,712

The Company also has a data processing subsidiary, Premier Data Services, Inc., and the PFBI Capital Trust subsidiary as discussed in Note 7. All intercompany transactions and balances have been eliminated.

NOTE  2 - GOODWILL

On October 1, 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 is effective October 1, 2002, and may be early applied. SFAS No. 147 supersedes SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions." SFAS No. 147 provides guidance on the accounting for the acquisition of a financial institution, and applies to all such acquisitions except those between two or more mutual enterprises. Under SFAS No. 147, the excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a financial institution business combination represents goodwill that should be accounted for under SFAS No. 142, "Goodwill and Other Intangible Assets." If certain criteria are met, the amount of the unidentifiable intangible asset resulting from prior financial institution acquisitions is to be reclassified to goodwill upon adoption of this Statement.

Financial institutions meeting conditions outlined in SFAS No. 147 are required to restate previously issued financial statements. The objective of the restatement is to present the balance sheet and income statement as if the amount accounted for under SFAS No. 72 as an unidentifiable intangible asset had been reclassified to goodwill as of January 1, 2002, the date the Company adopted SFAS No. 142. Adoption of SFAS No. 147 on October 1, 2002 resulted in the reclassification of $12.4 million of previously recognized unidentifiable intangible assets to goodwill. Additionally, the effect of the retroactive adoption was to reverse any intangible asset

--------------------------------------------------------------------------------
                                    CONTINUED

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED, IN THOUSANDS)
--------------------------------------------------------------------------------

NOTE  2 - GOODWILL AND OTHER INTANGIBLE ASSETS (continued)

amortization recorded during the prior periods of 2002. A reconciliation of the impact of adoption on net income for the first and second quarters of 2002 follows:

                                                   Quarter Ended
                                             March 31          June 30
                                               2002              2002
  Net income (loss) as reported                 $521           $(1,503)
  Impact of retroactive adoption                 119               119
                                            --------         ---------
  Restated net income (loss)                    $640           $(1,384)
                                            ========         =========

The Company completed its impairment testing of goodwill during the second quarter and concluded there was no impairment.

NOTE  3 - NEW ACCOUNTING PRONOUNCEMENTS

A new accounting standard dealing with asset retirement obligations will apply for 2003. The Company does not believe this standard will have a material effect on its financial position or results of operations.

Effective January 1, 2002, the Company adopted a new standard issued by the FASB on impairment and disposal of long-lived assets. The effect of adopting this standard on the financial position and results of operations of the Company was not considered material.

NOTE  4 - SECURITIES

Amortized cost and fair value of investment securities, by category, at September 30, 2002 are summarized as follows:

                                                   Amortized        Unrealized        Unrealized           Fair
                                                      Cost             Gains            Losses            Value
Available for sale
  U. S. Treasury securities                     $          650    $            9   $            -    $           659
  U. S. agency securities                              109,670             1,314                -            110,984
  Obligations of states and political
     Subdivisions                                       17,612               969                -             18,581
  Mortgage-backed securities                             8,448               231               (5)             8,674
  Corporate securities                                   9,208                18             (115)             9,111
                                                --------------    --------------   --------------    ---------------
     Total available for sale                   $      145,588    $        2,541   $         (120)   $       148,009
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

NOTE  4 - SECURITIES (continued)

Amortized cost and fair value of investment securities, by category, at December 31, 2001 are summarized as follows:

                                                   Amortized        Unrealized        Unrealized           Fair
                                                      Cost             Gains            Losses            Value
Available for sale
  U. S. Treasury securities                     $        1,151    $           21   $           -     $         1,172
  U. S. agency securities                              115,954             1,029              (63)           116,920
  Obligations of states and political
     Subdivisions                                       18,884               411              (70)            19,225
  Mortgage-backed securities                             8,223                37               (9)             8,251
  Corporate securities                                   9,128                94              (26)             9,196
  Other securities                                         927                 -             (125)               802
                                                --------------    --------------   --------------    ---------------
     Total available for sale                   $      154,267    $        1,592   $         (293)   $       155,566
                                                ==============    ==============   ==============    ===============


NOTE  5 - LOANS

Major classifications of loans at September 30, 2002 and December 31, 2001 are summarized as follows:
                                                        2002             2001
                                                        ----             ----
Commercial, secured by real estate                $    122,638     $    117,692
Commercial, other                                       61,927           70,315
Real estate construction                                12,258           15,751
Residential real estate                                162,954          164,810
Agricultural                                             9,176            9,613
Consumer and home equity                                73,624           79,571
Other                                                    4,231            1,081
                                                  ------------     ------------
                                                  $    446,808     $    458,833
                                                  ============     ============


The following table sets forth information with respect to the Company's nonperforming loans at September 30, 2002 and December 31, 2001.
                                                        2002             2001
                                                        ----             ----
Non-accrual loans                                 $     10,636     $      9,307
Accruing loans which are contractually
  past due 90 days or more                               1,326            5,948
Restructured loans                                         294              275
                                                  ------------     ------------
                                                  $     12,256     $     15,530
                                                  ============     ============


--------------------------------------------------------------------------------
                                    CONTINUED

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED, IN THOUSANDS)
--------------------------------------------------------------------------------

NOTE  6 - ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for the three months and nine months ended September 30, 2002 and 2001 are as follows:

                                                        Three Months Ended                  Nine Months Ended
                                                           September 30,                      September 30,
                                                      2002              2001               2002            2001
                                                      ----              ----               ----            ----

Balance, beginning of period                      $      9,126     $       9,403      $      8,946     $      7,821
Gross charge-offs                                       (1,342)           (1,182)           (5,924)          (3,515)
Recoveries                                                 252               133               828              401
Provision for loan losses                                3,094             1,793             7,280            5,440
                                                  ------------     -------------      ------------     ------------
Balance, end of period                            $     11,130     $      10,147      $     11,130     $     10,147
                                                  ============     =============      ============     ============

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

NOTE  8 - STOCKHOLDERS' EQUITY AND REGULATORY MATTERS

The Company's principal source of funds for dividend payments to shareholders is dividends received from the subsidiary Banks. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year's net profits, as defined, combined with the retained net profits of the preceding two years, subject to the capital requirements and additional restrictions as discussed below. During 2002, the Banks could, without prior approval, declare dividends of approximately $3.2 million plus any 2002 net profits retained to the date of the dividend declaration.

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

These quantitative measures established by regulation to ensure capital adequacy require the Company and Banks to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of September 30, 2002, that the Company and the Banks meet all quantitative capital adequacy requirements to which they are subject.

Shown below is a summary of regulatory capital ratios for the Company:

                                                                                            Regulatory
                                               September 30,         December 31,             Minimum
                                                   2002                  2001              Requirements
                                                   ----                  ----              ------------
Tier I Capital (to Risk-Weighted Assets)           13.7%                 13.4%                  4.0%
Total Capital (to Risk-Weighted Assets)            17.1%                 16.6%                  8.0%
Tier I Capital (to Average Assets)                  9.0%                  8.5%                  4.0%

The capital amounts and classifications are also subject to qualitative judgments by the regulators. As a result of these qualitative judgments, the Company and three of the Company's subsidiaries have entered into agreements with the applicable regulatory authorities which provide for additional restrictions on their respective capital levels and the payment of dividends. The Company entered into an agreement with the Federal Reserve Bank of Cleveland
(FRB) on September 29, 2000 restricting the Company from declaring or paying dividends without prior approval from the FRB. An additional provision of this agreement requires prior approval from the FRB before the Company increases its borrowings or incurs any debt. This agreement is in effect until terminated by the FRB.

During the quarter ended June 30, 2002, the Company was notified by the FRB that due to the deterioration of core earnings of the Company, among other issues, the FRB would not allow the payment of the distribution due June 30, 2002 on the Company's Trust Preferred Securities (see Note 7). In response, the Company reached agreement with the FRB whereby the Company's Chairman of the Board, who is also the Company's largest shareholder, agreed to loan the Company the amount of the distribution, $701 thousand, so that the Company, with the FRB's approval, could make the distribution. The loan is unsecured at a zero interest rate with no defined maturity date. The loan cannot be repaid without the prior approval of the FRB. A similar agreement was reached with the FRB for the payment of the distribution due September 30, 2002. The Company's President, who is also a director, agreed to loan the Company the amount of the distribution, $701 thousand. This loan is also unsecured at a zero interest rate with no defined maturity date. The loan also cannot be repaid without the prior approval of the FRB.

--------------------------------------------------------------------------------
                                    CONTINUED

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED, IN THOUSANDS)
--------------------------------------------------------------------------------

NOTE  8 - STOCKHOLDERS' EQUITY AND REGULATORY MATTERS (continued)

The FRB has indicated that it would review the Company's performance before allowing the Company to make its December 31, 2002 distribution and any future distributions on the Trust Preferred Securities. The Company can make no assurances that its Chairman, President, or any director or group of directors will make additional loans in the future to cover the amount of the distributions in the event the FRB does disallow them.

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

Citizens Deposit Bank (Citizens) entered into a Written Agreement with the FRB on September 29, 2000 restricting Citizens from declaring or paying dividends without prior approval. This agreement is in effect until terminated by the FRB. Citizens' Tier I capital to average assets ratio was 10.5% at September 30, 2002.

Bank of Germantown (Germantown) entered into an agreement with the Kentucky Department of Financial Institutions (KDFI) and the Federal Deposit Insurance Corporation (FDIC) on June 13, 2000 restricting Germantown from declaring or paying dividends, without prior approval, if its Tier I capital to average assets falls below 8%. This agreement is in effect until terminated by the KDFI and FDIC. Germantown's Tier I capital to average assets ratio was 7.4% at September 30, 2002.

Citizens Bank (Kentucky), Inc. (Citizens, KY) entered into an agreement with the Kentucky Department of Financial Institutions (KDFI) and the Federal Deposit Insurance Corporation (FDIC) on September 11, 2002 restricting Citizens, KY from declaring or paying dividends, without prior approval. This the agreement is in effect until terminated by the KDFI and FDIC. Citizens KY's Tier I capital to average assets ratio was 8.1% at September 30, 2002.

As of September 30, 2002, the most recent notification from the FRB categorized the Company and its subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum Total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the preceding table. There are no conditions or events since that notification that management believes have changed the Company's category.

                         PREMIER FINANCIAL BANCORP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------

Item 2.  Management's Discussion and Analysis
            of Financial Condition and Results of Operations

         A.     Results of Operations

         Premier realized a net loss for the nine months ended September 30, 2002, of $1,575,000, or 30 cents per share, compared to net income of $565,000 or 11 cents per share for the nine months ended September 30, 2001. The net income (loss) and earnings per share comparisons are impacted by two significant events affecting the operations of Premier and thus the comparability of financial results of the first nine months of 2002 to 2001.

         During the first quarter of 2001, Premier recognized a $625,000 net gain (after tax) on the sale of certain assets and the assumption of certain liabilities of its subsidiary the Bank of Mt. Vernon. Furthermore, during the fourth quarter of 2001, Premier recognized the sale of certain assets and the assumption of certain liabilities of its subsidiary The Sabina Bank. As a result, the operations of the Bank of Mt. Vernon and The Sabina Bank are NOT included in Premier's 2002 financial results. An equivalent 2001 comparison should exclude the net gain on the sale and the 2001 operations of the Bank of Mt. Vernon while also excluding the 2001 operations of The Sabina Bank. On an equivalent basis, Premier realized a net loss for the first nine months of 2001 of $307,000 or 6 cents per share.

         Another event affecting the comparison of 2002 to 2001 is Premier's adoption of FAS 142 and FAS 147. The effect of adopting these new accounting standards has been the elimination of the monthly amortization of intangible assets effective January 2002. Through September 2001, Premier expensed $1,011,000 of intangible amortization versus none for the same period of 2002.

         The year-to-date 2002 loss is largely due to $7.3 million of provisions for loan losses and $990,000 of OREO writedowns. For the quarter ending September 30, 2002, Premier recorded a net loss of $839,000, or 16 cents per share, compared to $46,000, or 1 cent per share, of net income reported for the third quarter of 2001. An operationally equivalent quarterly comparison would exclude the results of The Sabina Bank, sold during the fourth quarter of 2001, from the 2001 third quarter income. On an equivalent basis, Premier realized a net loss for the third quarter of 2001 of $41,000 or 1 cent per share.

         Net interest income for the nine months ending September 30, 2002 totaled $18.17 million, a 7.8% increase over the $16.85 million of net interest income earned in the first nine months of 2001, (excluding the operations of The Sabina Bank and the Bank of Mt. Vernon.) The increase was largely due to a lower cost of funds resulting from the decline in market interest rates over the past year and a reduction in FHLB advances and other borrowings. As a result, the net interest margin for the nine months ending September 30, 2002 was approximately 3.83% compared to 3.57% for the same period in 2001. For the quarter ending September 30, 2002, net interest income totaled $6.05 million, a 1.7% decrease from the $6.15 million reported for the second quarter of 2002, but a 6.4% increase over the $5.68 million of net interest income earned in the third quarter of 2001, (excluding the operations of The Sabina Bank). The decrease compared to the second quarter of 2002 was largely due to a lower reinvestment rates on maturing investments and the reversal of accrued loan interest on loans placed on non-accrual during the third quarter. The increase compared to the prior year quarter, however, was primarily due to a lower cost of funds resulting from the decline in market interest rates and a reduction in FHLB advances and other borrowings.

         Non-interest income decreased $4,421,000 to $2,576,000 for the first nine months of 2002 compared to $6,997,000 for the first nine months of 2001. Excluding the gain on sale of the Mt. Vernon banking operations of $3,418,000 and The Sabina Bank's non-interest income of $251,000 for the first nine months 2001, non-interest income would have decreased $745,000 or 22.4%, for the nine months ending September 30, 2002 compared to the same period for 2001. The decline is largely due to a planned lower volume of secondary market mortgage loan activity resulting in a reduction in secondary market fee income and gains on the sales of loans, plus a $493,000 reduction in gains on investment security transactions. These were partially offset by a $243,000 (16.3%) increase in revenue from service charges on deposit accounts. For the quarter ending September 30, 2002, non-interest income decreased $370,000 to $893,000 compared to the $1,263,000 reported for the same quarter of 2001. The decline is largely due to a $194,000 reduction in gains on investment security transactions, the elimination of the Sabina Bank's operations and the lower volume of secondary market mortgage loan activity. These were partially offset by an $118,000 (23.6%) increase in revenue from service charges on deposit accounts.

         Non-interest expenses for the first nine months of 2002 totaled $16,162,000 or 3.1% of average assets on an annualized basis compared to $17,502,000 or 3.0% of average assets for the same period of 2001. The decrease in non-interest expense is largely due to the exclusion of the Bank of Mt. Vernon's and The Sabina Bank's operations for the first nine months of 2002 versus their inclusion in 2001. After excluding operating costs of the Bank of Mt. Vernon and The Sabina Bank from 2001, non-interest expense totaled $15,577,000 for the first nine months of 2001, resulting in a $585,000 or 3.8% increase year-to-date in 2002. This increase is largely due to $990,000 in writedowns of Other Real Estate Owned (OREO) to estimated realizable values in the second and third quarters as Premier continues to aggressively market its OREO properties; and a $283,000 increase in professional fees primarily due to increased legal fees related to loan collections. These increases were partially offset by the elimination of amortization of intangibles.

         For the quarter ending September 30, 2002, non-interest expense increased $76,000 over the quarter ending September 30, 2001 (excluding the operations of The Sabina Bank), largely due to the OREO writedowns and the increase in professional fees detailed above. In addition, staff costs decreased by $50,000 or 1.9%, occupancy expense increased by $44,000 or 6.7%, and amortization of intangibles decreased by $283,000.

         Income tax benefit was $1,121,000 for the first nine months of 2002 compared to income tax expense of $2,494,000 for the first nine months of 2001. The decrease in income tax expense can be primarily attributed to the $2,792,000 tax effect associated with the gain on sale of subsidiary's banking operations in 2001 and the decline in pre-tax income detailed above. The income tax benefit for the quarter ending September 30, 2002 was $592,000 compared to a tax benefit of $42,000 during the same period of 2001. The annualized effective tax rate for the year-to-date period ended September 30, 2002 was 41.6%, compared to the 81.5% effective tax rate for the same period in 2001. The high rate in 2001 was primarily due to the elimination of intangibles associated with Premier's acquisition of the Bank of Mt. Vernon. The expensing of this intangible was a non-deductible event thereby raising the annualized effective tax rate for the nine months ended June 30, 2001.
         The annualized returns on stockholders' equity and on average assets were approximately (5.66)% and (0.48)% for the three months ended September 30, 2002 compared to 0.32% and 0.02% for the same period in 2001.


         B.     Financial Position

         Total assets at September 30, 2002 decreased $18.0 million or 2.5% to $693.8 million from the $711.9 million at December 31, 2001. This decrease is largely due to the planned pay down of $11.1 million of borrowed funds and the non-renewal of some high rate certificates of deposit.

         Earning assets decreased to $641.2 at September 30, 2002 from the $652.1 million at December 31, 2001, a decrease of $10.9 million, or 1.7%. The decrease is largely due to a $12.0 million decline in total loans (see below).

         Cash and cash equivalents at September 30, 2002 were $19.4 million, a $1.2 million decrease from $20.6 million on December 31, 2001. Federal funds sold increased to $41.9 million from the $33.5 million reported at December 31, 2001, an increase of $8.4 million. The increase in federal funds sold is the result of retaining the liquidity from maturing investments as part of Premier's interest rate management strategy.

         Total loans at September 30, 2002 were $446.8 million compared to $458.8 million at December 31, 2001, a decrease of $12.0 million. This decrease can primarily be attributed to the collection of $5.1 million in loans owned by Mt. Vernon Financial Holdings and the $5.9 million in loan charge-offs recorded during the first nine months of 2002.

         Deposits totaled $565.0 million as of September 30, 2002, a $5.5 million decrease from the $570.5 million in deposits at December 31, 2001. The decrease is largely due to non-renewal of some high rate certificates of deposit over $100,000. The reduction in time deposits $100,000 and over was partially offset by the increase in non-interest bearing deposits and other interest bearing deposits.

         The following table sets forth information with respect to the Company's nonperforming assets at September 30, 2002 and December 31, 2001.

                                                        (In Thousands)
                                                  2002                 2001
                                             --------------        -----------
Non-accrual loans                            $       10,636        $      9,307
Accruing loans which are contractually
   past due 90 days or more                           1,326               5,948
Restructured                                            294                 275
                                             --------------        ------------
     Total non-performing loans                      12,256              15,530
Other real estate acquired through
    foreclosure                                       3,449               5,831
                                             --------------        ------------
     Total non-performing assets             $       15,705        $     21,361

Non-performing loans as a percentage
      of total loans                                   2.74%               3.38%

Non-performing assets as a percentage
     of total assets                                   2.26%               3.00%

         Total non-performing loans and non-performing assets have declined since year-end due to loan charge-offs and senior management directives that emphasized the reduction of the level of delinquency, non-accrual loans and OREO. A significant effort has been placed on reviews of loan files, efforts by lenders to bring borrowers current with the terms of their loan agreement and the sale of certain OREO properties. However, while total non-performing loans have declined, non-accrual loans have increased. A result of this continuing loan review and collection process was the discovery of loan collateral deterioration or weakening cash flows on a certain number of loans which warranted a downgrade in the risk rating of the loan and/or placing the loan on non-accrual status. Additional provisions for loan losses were made as a result of these downgrades and accrual status changes.

         The provision for loan losses was $3.1 million for the third quarter of 2002 compared to $1.8 million for the third quarter of 2001. This addition brings the year-to-date provision to $7.3 million compared to $5.4 million for the same period in 2001. While management has not yet exhausted all efforts and means available to collect these loans, the additional provisions were made in accordance with Premier's policies regarding the adequacy of the allowance for loan losses which are in accordance with accounting principles generally accepted in the United States of America. Any collections on these loans would be presented in future financial statements as recoveries of the amounts charged against the allowance. The allowance for loan losses at September 30, 2002 was 2.49% of total loans as compared to 1.95% at December 31, 2001. The increase in the percentage of allowance for loan losses to total loans is largely due to the higher provision for loan losses required versus the level of net charge-offs actually taken during the first nine months of 2002 plus the effect of the decline in total loans outstanding.

         Nonperforming loans decreased to $12.3 million as of September 30, 2002, when compared to the $15.5 million on December 31, 2001, due to the high level of charge-offs and to a corporate-wide emphasis to reduce the level of non-performing loans. This decrease resulted in the decrease of the ratio of nonperforming loans to total loans to 2.74% at September 30, 2002 from the 3.38% at December 31, 2001. Similarly, non-performing assets declined to 2.26% of total assets at September 30, 2002, from 3.00% of total assets at December 31, 2001, due to sales of OREO properties and writedowns of existing properties to estimated realizable values.

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

         5. Maintenance of an adequate available-for-sale security portfolio. The Company owns $148.0 million of securities at market value as of September 30, 2002.

         The cash flow statements for the periods presented in the financial statements provide an indication of the Company's sources and uses of cash as well as an indication of the ability of the Company to maintain an adequate level of liquidity.

         D.     Capital

         At September 30, 2002, total shareholders' equity of $59.0 million was 8.5% of total consolidated assets. This compares to total shareholders' equity of $59.9 million or 8.4% of total consolidated assets on December 31, 2001.

        Tier I capital totaled $60.5 million at September 30, 2002, which represents a Tier I leverage ratio of 9.0%.

         Book value per share was $11.29 at September 30, 2002, and $11.44 at December 31, 2001. The $1.6 million loss for the year was primarily responsible for the decrease in comprehensive income and corresponding decrease in book value per share. Partially offsetting this decrease was the after tax increase in the market value of investment securities available for sale of $741,000.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         The Company currently does not engage in any derivative or hedging activity. Refer to the Company's 2001 10-K for analysis of the interest rate sensitivity. The Company believes there have been no significant changes in the interest rate sensitivity since previously reported on the Company's 2001 10-K.


Item 4.  Controls and Procedures

         Premier management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings                                         None
----------------------------

Item 2.    Changes in Securities                                     None
--------------------------------

Item 3.    Defaults Upon Senior Securities                           None
------------------------------------------

Item 4.    Submission of Matters to a vote of Security Holders       None
--------------------------------------------------------------

Item 5.    Other Information                                         None
----------------------------

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


     (b) No Current Reports on Form 8-K were filed in the third quarter of the Company's year.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PREMIER FINANCIAL BANCORP, INC.



Date: November 14, 2002                /s/ Robert W. Walker
                                       ----------------------------------------
                                       Robert W. Walker
                                       President & Chief Executive Officer


Date: November 14, 2002                /s/ Brien M. Chase
                                       ----------------------------------------
                                       Brien M. Chase
                                       Vice President & Chief Financial Officer

                    PRINCIPAL EXECUTIVE OFFICER CERTIFICATION
                           PURSUANT TO SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002


I, Robert W. Walker, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Premier Financial Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Robert W. Walker
---------------------------

Robert W. Walker
President & Chief Executive Officer

                    PRINCIPAL FINANCIAL OFFICER CERTIFICATION
                           PURSUANT TO SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002


I, Brien M. Chase, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Premier Financial Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Brien M. Chase
------------------------------------

Brien M. Chase
Vice President & Chief Financial Officer