Form 10-K
period 2002-12-31
PREMIER FINANCIAL BANCORP INC
filed 2003-03-27
CIK 887919

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


          [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended DECEMBER 31, 2002

                                       or

          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

            For the transition period from __________ to __________.


                         Commission file number 0-20908

                         PREMIER FINANCIAL BANCORP, INC.
             (Exact name of registrant as specified in its charter)

              KENTUCKY                                          61-1206757
     (State or other jurisdiction of                        (I.R.S. Employer
      incorporation or organization)                        Identification No.)

         2883 5TH AVENUE
         HUNTINGTON, WEST VIRGINIA                                25702
        (Address of principal executive offices)                (Zip Code)

         Registrant's telephone number, including area code:  (304) 525-1600

           Securities registered pursuant to Section 12(b) of the Act:
                                       NONE

           Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK WITHOUT PAR VALUE
                                 (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. YES [X] No [ ]

Indicate by check mark if disclosure of delinquent filers  pursuant to Item
405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes [ ] No [X]

State the aggregate market value of voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing:

Aggregate Market Value of Voting Stock             Based upon closing price on
--------------------------------------             ---------------------------

           $39,845,670                                    March 10, 2003

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

              Class                                Outstanding at March 10, 2003
              -----                                ----------------------------

  COMMON STOCK (no par value)                              5,232,230



                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the Form 10-K part indicated:

         Document Form 10-K

 (1)     Proxy statement for the 2003 annual meeting of                 Part III
         shareholders

                                     PART I

Item 1.  Description of Business

                                   THE COMPANY

         Premier Financial Bancorp, Inc. (the "Company" or "Premier") is a multi-bank holding company that, as of March 16, 2003, operates fourteen banking offices in Kentucky, three banking offices in Ohio, and six banking offices in West Virginia. At December 31, 2002, Premier had total consolidated assets of $677.6 million, total consolidated deposits of $548.0 million and total consolidated shareholders' equity of $59.4 million. The banking subsidiaries (the "Banks" or "Affiliate Banks") consist of Citizens Deposit Bank & Trust, Vanceburg, Kentucky; Bank of Germantown, Germantown, Kentucky; Citizens Bank (Kentucky), Inc., Georgetown, Kentucky; Farmers Deposit Bank, Eminence, Kentucky; Ohio River Bank, Ironton, Ohio; First Central Bank, Inc., Philippi, West Virginia; and Boone County Bank, Inc., Madison, West Virginia.

         In 2000 Premier suspended its acquisition strategy in order to focus on improving operations, strengthening capital and management oversight and improving the profitability of the banks previously acquired. As part of this change in strategy Premier elected to dispose of two of its subsidiary banks, the Bank of Mt. Vernon and The Sabina Bank. These disposals were completed in 2001. While Premier remains committed to its core strategy of rural banking with community oriented and locally named institutions, the Company may dispose of additional corporate assets that no longer meet Premier's geographic or operational performance goals.

         During October 2001, the Company appointed Robert W. Walker to the position of President and Chief Executive Officer to replace the retiring Gardner Daniel. In April 2002, the Company hired Brien M. Chase as Chief Financial Officer to replace the former CFO who left the Company in February 2002.

         Premier is a legal entity separate and distinct from its Affiliate Banks and non-bank subsidiaries. Accordingly, the right of Premier, and thus the right of Premier's creditors and shareholders, to participate in any distribution of the assets or earnings of any of the Affiliate Banks or non-bank subsidiaries is necessarily subject to the prior claims of creditors of such subsidiaries, except to the extent that claims of Premier, in its capacity as a creditor, may be recognized. The principal source of Premier's revenue is dividends from its Affiliate Banks and non-bank subsidiaries. See "REGULATORY MATTERS -- Dividend Restrictions" for discussion of the restrictions on the Affiliate Banks' ability to pay dividends to Premier.

         Premier was incorporated as a Kentucky corporation in 1991 and has functioned as a bank holding company since its formation. During 2002, Premier moved its principal executive offices from Georgetown, Kentucky to its present location at 2883 5th Avenue, Huntington, West Virginia, 25702. The purpose of the move was to be more centrally located among Premier's Affilate Banks and its directorship. Premier's telephone number is (304) 525-1600.

                                    BUSINESS
General

         Through the Banks and its data processing subsidiary, the Company focuses on providing quality, community banking services to individuals and small-to-medium sized businesses primarily in non-urban areas. By seeking to provide such banking services in non-urban areas, the Company believes that it can minimize the competitive effect of larger financial institutions that typically are focused on large metropolitan areas. Through its experiences in acquiring its Banks, the Company is developing and implementing a strategy of joining together community banks that retain their commitment to local orientation and direction, while having the benefit of the Company's capital for growth and staff assistance to promote safety, soundness and regulatory compliance. Each Bank retains its local management structure which offers customers direct access to the Bank's president and other officers in an environment conducive to friendly, informed and courteous service. This approach also enables each Bank to offer local and timely decision-making, and flexible and reasonable operating procedures and credit policies limited only by a framework of centralized risk controls provided by the Company to promote prudent banking practices. See additional discussion under "Regulatory Matters" below.

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

Competition

         The Banks encounter strong competition both in making loans and attracting deposits. The deregulation of the banking industry and the widespread enactment of state laws that permit multi-bank holding companies as well as the availability of nationwide interstate banking have created a highly competitive environment for financial services providers. In one or more aspects of its business, each Bank competes with other commercial banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking companies and other financial intermediaries operating in its market and elsewhere, many of which have substantially greater financial and managerial resources. While the Banks are smaller financial institutions, each of the Banks' competitors include large bank holding companies having substantially greater resources and offering certain services that Premier Banks may not currently provide. Each Bank seeks to minimize the competitive effect of larger financial institutions through a community banking approach that emphasizes direct customer access to the Bank's president and other officers in an environment conducive to friendly, informed and courteous service.

         Management believes that each Bank is positioned to compete successfully in its respective primary market area, although no assurances as to ongoing competitiveness can be given. Competition among financial institutions is based upon interest rates offered on deposit accounts, interest rates charged on loans and other credit and service charges, the quality and scope of the services rendered, the convenience of the banking facilities and, in the case of loans to commercial borrowers, relative lending limits. Management believes that the commitment of its Banks to personal service, innovation and involvement in their respective communities and primary market areas, as well as their commitment to quality community banking service, are factors that contribute to their competitiveness.

Regulatory Matters

         The following discussion sets forth certain elements of the regulatory framework applicable to bank holding companies and their subsidiaries and provides certain specific information relevant to Premier. This regulatory framework is intended primarily for the protection of depositors and the federal deposit insurance funds and not for the protection of the holders of securities, including Premier common shares or PFBI Capital Trust preferred shares. To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to those provisions.
A change in the statutes, regulations or regulatory policies applicable to Premier or its subsidiaries may have a material effect on the business of Premier.

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

         Bank holding companies currently are required to maintain Tier I and total capital (the sum of Tier 1 and Tier 2 capital) equal to at least 4% and 8% of total risk-weighted assets, respectively. At December 31, 2002, Premier met both requirements, with Tier I and total capital equal to 14.1% and 17.5% of its total risk-weighted assets, respectively.

         In addition to the risk-based capital guidelines, the Federal Reserve requires bank holding companies to maintain a minimum "leverage ratio" (Tier I capital to adjusted total assets) of 3%, if the holding company has the highest regulatory ratings for risk-based capital purposes and, accordingly, is required to maintain a minimum "leverage ratio" of 3%. All other bank holding companies are required to maintain a leverage ratio of 3% plus at least 100 to 200 basis points. At December 31, 2002, Premier's leverage ratio was 9.1%.

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

Regulatory Agreements - On September 29, 2000, the Company entered into an agreement with the Federal Reserve that prohibited the Company from paying dividends or incurring any additional debt without the prior written approval of the Federal Reserve. Additionally, the agreement required the Company to develop and monitor compliance with certain operational policies designed to strengthen Board of Director oversight including credit administration, liquidity, internal audit and loan review.

         On January 29, 2003, Premier Financial Bancorp, Inc. (Premier) entered into a written agreement with the Federal Reserve Bank of Cleveland in recognition of their common goal to restore the financial soundness of Premier. Among the provisons of the agreement was the continuation of the restriction on Premier's payment of dividends on its common stock (PFBI) without the express written consent of the Federal Reserve Bank of Cleveland and the continuation of the restriction on Premier's payment of quarterly distributions on its Trust Preferred Securities (PFBIP) without the express written consent of the Federal Reserve Bank of Cleveland. The written agreement supercedes and rescinds all previous agreements between Premier and the Federal Reserve Bank of Cleveland. Among other provisions, the agreement requires Premier to (i) retain an independent consultant to review its management, directorate and organizational structure, (ii) adopt a management plan responsive to such consultant's report,
(iii) update its management succession plan in accordance with any recommendations in such consultant's report, (iv) monitor its subsidiary banks' compliance with bank policies and loan review programs, (v) conduct formal quarterly reviews of its subsidiary banks' allowances for loan losses,
(vi) maintain sufficent capital, (vii) submit a plan to the Federal Reserve Bank of Cleveland for improving consolidated earnings over a three-year period, and
(viii) submit to the Federal Reserve Bank of Cleveland annual projections of planned sources and uses of the parent company's cash, including a plan to service its outstanding debt and trust preferred securities. Premier's compliance with the written agreement is to be monitored by a committee, to be organized, consisting of at least three of its outside directors.

         Three of the Banks; Citizens Deposit Bank & Trust, Citizens' Bank (Kentucky), and Bank of Germantown, have entered into similar agreements with their respective primary regulator which, among other things, prohibits the payment of dividends without prior written approval and requires significant changes in their lending and credit administration policies.

         These agreements, which require periodic reporting, will remain in force until the regulators are satisfied that the company and the banks have fully complied with the terms of the agreement.

Dividend Restrictions - Premier is dependent on dividends from its Affiliate Banks for its revenues. Various federal and state regulatory provisions limit the amount of dividends the Affiliate Banks can pay to Premier without regulatory approval. At December 31, 2002, approximately $3.1 million of the total shareholders' equity of the Affiliate Banks was available for payment of dividends to Premier without approval by the applicable regulatory authority.

         In addition, federal bank regulatory authorities have authority to prohibit Premier's Affiliate Banks from engaging in an unsafe or unsound practice in conducting their business. The payment of dividends, depending upon the financial condition of the bank in question, could be deemed to constitute such an unsafe or unsound practice. The ability of the Affiliate Banks to pay dividends in the future is presently, and could be further, influenced by bank regulatory policies and capital guidelines as well as each Affiliate Bank's earnings and financial condition. Additional information regarding dividend limitations can be found in Note 21 of the accompanying audited consolidated financial statements.

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

         The Act enables a broad-scale consolidation among banks, securities firms, and insurance companies by creating a new type of financial services company called a "financial holding company," a bank holding company with dramatically expanded powers. Financial holding companies can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting), and merchant banking. In addition, the Act permits the Federal Reserve and the Treasury Department to authorize additional activities for financial holding companies, but only if they jointly determine that such activities are "financial in nature" or "complementary to financial activities." Premier does not presently qualify to elect financial holding company status.

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

Number of Employees - The Company and its subsidiaries collectively had approximately 278 full-time equivalent employees as of December 31, 2002. Its executive offices are located at 2883 5th Avenue, Huntington, West Virginia 25702, telephone number (304) 525-1600 (facsimile number (304) 525-9701).


Item 2.  Properties

         The Company leases is principal executive offices located in Huntington, West Virginia. The Company also owns property located at 115 North Hamilton Street in Georgetown, Kentucky, which serves as a location for Citizens' Bank (Kentucky), and property located at 104 Jefferson Street, Brooksville, Kentucky, which serves as a branch for Bank of Germantown. Except as noted each of the Banks owns the real property and improvements on which their banking activities are conducted.

         Citizens Deposit Bank & Trust, in addition to its main office at 400 Second Street in Vanceburg, Kentucky, has four branch offices in Lewis County, Kentucky, including one leased facility. The Bank of Germantown, with its main office located on Highway 10 in Germantown, Kentucky, has one branch located in Bracken County, Kentucky. Citizens Bank (Kentucky), Inc., in addition to its main office at 120 North Hamilton Street in Georgetown, Kentucky, has two branches in Scott County, Kentucky, and two branches in Bath County, Kentucky. Farmers Deposit Bank, in addition to its main office at 5230 South Main Street in Eminence, Kentucky, has two branches in Henry County, Kentucky. Ohio River Bank, in addition to its main office at 221 Railroad Street in Ironton, Ohio, has two branches, one each located in Lawrence and Scioto Counties, Ohio. First Central Bank, in addition to its main office at 2 South Main Street in Philippi, West Virginia, has a branch located in Buchannon, West Virginia. Boone County Bank, in addition to its main office at 300 State Street, Madison, West Virginia, has three branches, one each located in Boone, Logan and Lincoln Counties, West Virginia.

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

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
         ---------------------------------------------------------------------

         The Company's common stock is listed on the NASDAQ National Market System under the symbol PFBI. At December 31, 2002, the Company had approximately 681 record holders of its common shares.

         The following table sets forth on a quarterly basis cash dividends paid and the range of high and low sales prices on a per share basis during the quarters indicated. Cash dividends paid per share shown below have been adjusted retroactively to reflect prior stock splits effected in the form of share dividends.


                                     Cash                  Sales Price
                                Dividends Paid         High            Low
                                --------------         ----            ---
    2001:
      First Quarter               $       -          $ 7.38          $5.13
      Second Quarter                      -            7.90           6.30
      Third Quarter                       -            9.40           7.55
      Fourth Quarter                      -            8.95           8.10
                                  ---------
                                  $       -
                                  =========
    2002:
      First Quarter               $       -          $10.24          $8.11
      Second Quarter                      -           10.49           8.40
      Third Quarter                       -            8.55           6.50
      Fourth Quarter                      -            7.82           6.00
                                  ---------
                                  $       -
                                  =========
    2003:
      First Quarter
       (through March 10, 2003)   $       -          $ 9.50          $7.58



         The Board of Directors suspended the payment of dividends during the second quarter of 2000. In September 2000 as a result of an agreement entered into with the Federal Reserve, the Company agreed not to declare additional dividends without the prior approval of the Federal Reserve. The September 2000 agreement was superceded by a January 29, 2003 written agreement between Premier and the Federal Reserve which continued the restriction on dividends. The
Board of Directors anticipates paying dividends at some future date when, in its discretion, financial prudence allows and the Federal Reserve concurs in the payment of such dividends. Furthermore, the January 29, 2003 agreement restricts Premier's payments of dividends on its PFBI Capital Trust preferred securities. These dividends are cumulative and all deferred distributions must be paid before dividends may be paid to holders of common shares. Even if the Company is able to resume the payment of dividends, there can be no assurance that the amount of the dividends will be what the Company paid before the payment of dividends was suspended.

         The payment of dividends by the Company depends upon the ability of the Banks to declare and pay dividends to the Company because the principal source of the Company's revenue will be dividends paid by the Banks. At December 31, 2002, approximately $3.1 million was available for payment as dividends from the Banks to the Company without the need for regulatory approval. In considering the payment of dividends, the Board of Directors will take into account the Company's financial condition, results of operations, tax considerations, costs of expansion, industry standards, economic conditions and need for funds, as well as governmental policies and regulations applicable to the Company and the Banks. See "REGULATORY MATTERS - Capital Requirements" for discussion on capital guidelines.

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

                                                 At or for the Year Ended December 31,
                                       2002         2001         2000         1999         1998
                                     --------     --------     --------     --------     --------
Earnings
   Net interest income               $ 24,290     $ 25,274     $ 28,676     $ 28,665     $ 20,107
   Provision for loan losses            8,796        8,921        4,932        3,294        1,742
   Non-interest income                  3,553       13,336        4,012        3,776        4,673
   Non-interest expense                21,291       23,985       26,105       22,630       15,337
   Income taxes (benefit)              (1,024)       3,385          316        1,927        1,997
                                     --------     --------     --------     --------     --------
     Net income (loss)               $ (1,220)    $  2,319     $  1,335     $  4,590     $  5,704
                                     ========     ========     ========     ========     ========

Financial Position
   Total assets                      $677,628     $771,850     $889,932     $852,468     $657,744
   Loans, net of unearned
     income                           435,137      458,741      595,576      570,106      395,620
   Allowance for loan losses           11,360        8,946        7,821        6,812        4,363
   Goodwill and other intangibles      16,044       16,044       22,856       24,339       21,555
   Securities                         157,633      155,566      194,400      170,420      177,192
   Deposits                           547,974      570,531      728,412      692,843      523,193
   Other borrowings                    38,486       49,315       71,240       73,929       47,670
   Debt                                28,750       28,750       28,750       28,750       28,750
   Stockholders' equity                59,366       59,875       55,830       52,127       54,399

Share Data
   Net income - basic                $  (0.23)    $   0.44     $   0.26     $   0.88     $   1.09
   Net income - diluted                 (0.23)        0.44         0.26         0.88         1.09
   Book value                           11.35        11.44        10.67         9.96        10.40
   Cash dividend                         0.00         0.00         0.15         0.60         0.60

Ratios
   Return on average assets             (0.18)%       0.30%        0.15%        0.57%        0.97%
   Return on average equity             (2.03)%       4.01%        2.53%        8.54%       10.80%
   Dividend payout                       0.00%        0.00%       58.80%       68.41%       53.79%
   Stockholders' equity to total
     assets at period-end                8.76%        8.41%        6.27%        6.11%        8.27%
   Average stockholders' equity
     to average total assets             8.65%        7.47%        6.07%        6.72%        9.02%
   Tier I Leverage ratio                 9.13%        8.47%        6.11%        6.23%        8.05%



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

        Premier Financial Bancorp, Inc. ("Premier") is a multi-bank holding company headquartered in Huntington, West Virginia. It operates seven community bank subsidiaries ranging in size from $26 million to $159 million, each with a local community name and orientation. These banks operate in twenty communities within the states of West Virginia, Ohio and Kentucky and provide their customers with a full range of banking services. Premier is also the parent of a data processing subsidiary which provides the data processing and management services for six of Premier's affiliate banks and another non-affiliated bank. As of December 31, 2002, Premier had approximately $678 million in total assets, $435 million in total loans and $548 million in total deposits.

The accompanying consolidated financial statements have been prepared by the management of Premier in conformity with accounting principals generally accepted in the Unites States of America. The audit committee of the Board of Directors engaged Crowe, Chizek and Company, LLP, independent auditors, to audit the consolidated financial statements, and their report is included herein. Financial information appearing throughout this annual report is consistent with that reported in the consolidated financial statements. The following discussion is designed to assist readers of the consolidated financial statements in understanding significant changes in Premier's financial condition and results of operations.

        Management's objective of a fair presentation of financial information is achieved through a system of internal accounting controls. The financial control system of Premier is designed to provide reasonable assurance that assets are safeguarded from loss and that transactions are properly authorized and recorded in the financial records. As an integral part of that financial control system, the audit committee of the Board of Directors engaged Arnett & Foster, CPA's to perform internal audits of the financial records of each of the subsidiaries on a periodic basis. Their findings and recommendations are reported to Premier's audit committee as well as the audit committees of the subsidiaries. Also, on a regular periodic basis, the subsidiary banks are examined by Federal and State banking authorities for safety and soundness as well as compliance with applicable banking laws and regulations. The activities of both the internal and external audit functions are reviewed by the audit committee of the Board of Directors.

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

SUMMARY FINANCIAL RESULTS

           Premier net results for 2002 were a loss of $1.2 million, compared to net income of $2.3 million reported for the year 2001. The loss for 2002 is primarily due to large provisions for loan losses, writedowns of repossessed real estate to realizable values, and higher collection costs. The $2.3 million earned in 2001 was due in large part to gains on the sale of two subsidiary banks. The earnings in 2001 follow $1.3 million of net income reported for the year ending December 31, 2000. Basic earnings per share was a loss of ($0.23) in 2002, compared to income of $0.44 in 2001 and $0.26 in 2000.

        The following table comparatively illustrates the components of ROA and ROE over the previous five years. Return on average assets (ROA) measures how effectively Premier utilizes its assets to produce net income. Premier's net loss for 2002 resulted in a ROA of (0.18%), a decrease from the 0.30% ROA reported in 2001 and the 0.15% ROA in 2000. As shown in the table, the decrease in ROA from 2001 is attributed primarily to a decrease in gains on sales of assets and subsidiaries. The decrease in ROA versus the years 2000 and earlier is primarily due to a decline in net credit income resulting from the high provisions for loan losses in 2002. As illustrated in the table, Premier's 2002 fully taxable net interest income as a percent of average earning assets was the highest in the past three years. During the same time, Premier's net overhead ratio (non-interest expense less non-interest income as a percent of average earning assets) declined slightly to 2.75% in 2002, down from 2.78% in 2001 and 2.77% in 2000.

        Return on average equity (ROE), another measure of earnings performance, indicates the amount of net income earned in relation to the total equity invested. Premier's 2002 ROE was (2.03%), compared to 4.01% earned in 2001 and 2.53% reported in 2000. ROE decrease primarily due the net loss reported for 2002.



                               ANALYSIS OF RETURN ON ASSETS AND EQUITY

                                                     2002       2001       2000       1999       1998
                                                     ----       ----       ----       ----       ----
As a percent of average earning assets:
   Fully taxable-equivalent net interest income      3.85%      3.62%      3.68%      4.04%      3.85%
   Provision for loan losses                        (1.37)     (1.25)     (0.62)     (0.45)     (0.32)
                                                    -----      -----      -----      -----      -----
      Net credit income                              2.48       2.37       3.07       3.59       3.52
   Gains on the sales of assets & subsidiaries*     (0.01)      1.29       0.00       0.00       0.29
   Non-interest income                               0.56       0.58       0.50       0.52       0.58
   Non-interest expense                             (3.31)     (3.36)     (3.27)     (3.11)     (2.85)
   Tax equivalent adjustment                        (0.07)     (0.08)     (0.09)     (0.10)     (0.11)
   Applicable income taxes                           0.16      (0.47)     (0.04)     (0.26)     (0.37)
                                                    -----      -----      -----      -----      -----
Return on average earning assets                    (0.19)      0.32       0.17       0.63       1.06
   Multiplied by average earning assets to
     average total assets                           92.43      92.15      91.89      91.08      92.00
                                                    -----      -----      -----      -----      -----
Return on average assets                            (0.18)%     0.30%      0.15%      0.57%      0.97%
   Multiplied by average assets to average equity   11.56X     13.39X     16.46X     14.87X     11.09X
                                                    -----      -----      -----      -----      -----
Return on average equity                            (2.03)%     4.01%      2.53%      8.54%     10.80%
                                                    =====      =====      =====      =====      =====

(*) 1998 includes non-recurring other income.


        A breakdown of Premier's financial results by quarter for the years ended December 31, 2002 and 2001 is summarized below.


                             QUARTERLY FINANCIAL INFORMATION
                     (Dollars in thousands except per share amounts)
                                                                                      Full
                                    First        Second      Third       Fourth       Year
                                   -------      -------     -------     -------      -------
2002
   Interest Income                 $11,546      $11,345     $10,925     $10,624      $44,440
   Interest Expense                  5,572        5,195       4,879       4,504       20,150
   Net Interest Income               5,974        6,150       6,046       6,120       24,290
   Provision for Loan Losses           986        3,200       3,094       1,516        8,796
   Securities Gains                     44         (103)          1          13          (45)
   Net Overhead                      4,128        5,016       4,384       4,165       17,693
   Income before Income Taxes          904       (2,169)     (1,431)        452       (2,244)
   Net Income                          644       (1,380)       (839)        355       (1,220)
   Basic Net Income per share         0.12        (0.26)      (0.16)       0.07        (0.23)
   Diluted Net Income per share       0.12        (0.26)      (0.16)       0.07        (0.23)
   Dividends Paid per share           0.00         0.00        0.00        0.00         0.00

2001
   Interest Income                 $15,796      $14,999     $14,243     $13,004      $58,042
   Interest Expense                  9,442        8,589       8,003       6,734       32,768
   Net Interest Income               6,354        6,410       6,240       6,270       25,274
   Provision for Loan Losses           632        3,015       1,793       3,481        8,921
   Securities Gains                    180           60         195          81          516
   Gain on Sale Of Subsidiary
     Banking Operations              3,418            0           0       5,295        8,713
   Net Overhead                      5,121        4,599       4,638       5,520       19,878
   Income before Income Taxes        4,199       (1,144)          4       2,645        5,704
   Net Income                        1,224         (705)         46       1,754        2,319
   Basic Net Income per share         0.23        (0.13)       0.01        0.33         0.44
   Diluted Net Income per share       0.23        (0.13)       0.01        0.33         0.44
   Dividends Paid per share           0.00         0.00        0.00        0.00         0.00


BUSINESS COMBINATIONS

        In 2001, Premier suspended its acquisition strategy in order to focus on improving its subsidiary bank operations by strengthening its management oversight. As part of this change in strategy, Premier elected to dispose of two of its subsidiary banks in 2001.

        On January 26, 2001, the company disposed of all the deposits (approximately $110 million), the majority of loans (approximately $92 million) and the premises and equipment (approximately $1.6 million) of the Bank of Mt. Vernon under the terms of a Purchase and Assumption Agreement. As a result of this transaction, the banking charter of the Bank of Mt. Vernon was relinquished and Premier agreed not to compete in the markets previously served by the Bank of Mt. Vernon.

        Also, on December 10, 2001, the Company disposed of certain assets and liabilities of The Sabina Bank. The sale included all the loans (approximately $31 million) and all the deposits (approximately $41 million), as well as the premises and equipment (approximately $1.2 million). Certain assets of the bank were retained by Premier pending liquidation of the bank, which occurred in 2002. The operating results of both the Bank of Mount Vernon and The Sabina Bank were included in Premier's 2000 and 2001 operating results through the respective dates of the sale. However, 2002's operating results do not include any of the operations of these two banks. Comparisons of average balances and income statement categories are all affected by the disposition of these two subsidiaries.


BALANCE SHEET ANALYSIS
Summary

        A financial institution's primary sources of revenue are generated by its earning assets, while its major expenses are produced by the funding of these assets with interest bearing liabilities. Effective management of these sources and uses of funds is essential in attaining a financial institution's optimal profitability while maintaining a minimum amount of interest rate risk and credit risk. In formation on rate-related sources and uses of funds for each of the three years in the period ended December 31, 2002, is provided in the table below.


                            AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS
                                                  (Dollars in thousands)

                                                   2002                           2001                             2000
                                      Average                Yield/   Average                Yield/    Average                Yield/
                                      Balance    Interest     Rate    Balance    Interest     Rate     Balance    Interest     Rate
                                      ----------------------------    ----------------------------    -----------------------------
Assets:
Interest earning assets
  U.S. Treasury and federal agency
     securities                       $117,952    $ 4,988     4.23%   $127,726    $ 7,323     5.73%   $152,479    $ 9,674     6.34%
  States and municipal obligations(1)   17,973      1,236     6.88      20,277      1,589     7.84      24,156      1,885     7.80
  Other securities (1)                  14,414        675     4.68      12,760        709     5.56       7,215        688     9.54
                                      --------    -------    -----    --------    -------    -----    --------    -------    -----
     Total investment securities       150,339      6,899     4.59     160,763      9,621     5.98     183,850     12,247     6.66
  Federal funds sold                    42,023        691     1.64      40,247      1,529     3.80      22,714      1,398     6.15
  Interest-bearing deposits with
      banks                                564          8     1.42         504         20     3.97       1,052         67     6.37
  Loans, net of unearned income(3)(4)
    Commercial                         184,974     14,475     7.83     210,923     18,997     9.01     228,760     22,090     9.66
    Real estate mortgage               198,636     16,055     8.08     224,428     19,532     8.70     287,713     26,197     9.11
    Installment                         65,890      6,777    10.29      76,889      8,886    11.56      74,045      7,958    10.75
                                      --------    -------    -----    --------    -------    -----    --------    -------    -----
       Total loans                     449,500     37,307     8.30     512,240     47,415     9.26     590,518     56,245     9.52
                                      --------    -------    -----    --------    -------    -----    --------    -------    -----
   Total interest-earning assets       642,426     44,905     6.99     713,754     58,585     8.21     798,134     69,957     8.77
Allowance for loan losses               (9,562)                         (8,744)                         (7,626)
Cash and due from banks                 17,199                          20,938                          20,580
Premises and equipment                  11,913                          13,593                          15,143
Other assets                            33,072                          35,033                          42,386
                                      --------                        --------                        --------
   Total assets                       $695,048                        $774,574                        $868,617
                                      ========                        ========                        ========
Liabilities and Equity:
Interest bearing liabilities
  NOW and money market                $183,589      3,617     1.97%   $178,501      5,723     3.21%   $175,166      7,272     4.15%
  Savings                               58,239        989     1.70      63,287      1,567     2.48      63,850      1,929     3.02
  Certificates of deposit and
    other time deposits                258,603     10,934     4.23     322,309     19,260     5.98     394,763     23,302     5.90
                                      --------    -------    -----    --------    -------    -----    --------    -------    -----
    Total interest bearing deposits    500,431     15,540     3.11     564,097     26,550     4.71     633,779     32,503     5.13
  Short-term borrowings                  5,788        105     1.81       8,955        393     4.39      24,382      1,557     6.39
  Other borrowings                      10,678        412     3.86      16,500      1,285     7.79      20,000      1,655     8.28
  FHLB advances                         25,135      1,241     4.94      26,827      1,688     6.29      32,071      1,991     6.21
  Debt                                  28,750      2,852     9.92      28,750      2,852     9.92      28,750      2,852     9.92
                                      --------    -------    -----    --------    -------    -----    --------    -------    -----
   Total interest-bearing
     liabilities                      $570,782     20,150     3.53%   $645,129     32,768     5.08%   $738,982     40,558     5.49%
Non-interest bearing deposits           61,072                          65,795                          72,392
Other liabilities                        3,064                           5,797                           4,482
Shareholders' equity:                   60,130                          57,853                          52,761
                                     ---------                        --------                        --------
   Total liabilities and equity       $695,048                        $774,574                        $868,617
                                      ========                        ========                        ========
Net interest earnings (1)                         $24,755                         $25,817                         $29,399
                                                  =======                         =======                         =======
Net interest spread (1)                                       3.46%                           3.13%                           3.28%
Net interest margin (1)                                       3.85%                           3.62%                           4.68%


(1)   Taxable - equivalent yields are calculated assuming a 34% federal income tax rate.
(2)   Yields are calculated on historical cost except for yields on marketable equity securities that are calculated using fair value.
(3)   Includes loan fees, immaterial in amount, in both interest income and the calculation of yield on loans.
(4)   Includes loans on non-accrual status.


        In 2002, average earning assets declined by 10.0% or $71.3 million from 2001, following a 10.6% or $84.4 million decline in 2001 from 2000. Average interest bearing liabilities, the primary source of funds supporting the earning assets, decreased 11.5% or $74.3 million from 2001, which follows a 12.7% or $93.9 million decline in 2001 from 2000. Approximately two-thirds of the decrease in 2002 average earning assets and half of the decrease in 2002 average interest bearing liabilities was due to the sale of the Sabina Bank late in 2001. The sale of the Bank of Mt. Vernon early in 2001, more than offset the 2001 operational increases in average earning assets and interest bearing liabilities. Additional information on each of the components of earning assets and interest bearing liabilities is contained in the following sections of this report.

Loan Portfolio

        Premier's loan portfolio is its largest and most profitable component of average earning assets, totaling 70.0% of average earning assets during 2002. Average loans declined by $62.7 million or 12.2% in 2002. Approximately 60% of the decline was the result of the sale of the Sabina Bank in late 2001. Of the remaining decline, Premier realized an 8.1% increase in loans in its West Virginia markets and a 3.7% increase in loans in its Ohio markets, both primarily in real estate mortgage loans. These were more than offset by a 10.2% decline in loans in Premier's Kentucky markets, which were equally split between commercial loans and real estate mortgage loans. The 2002 decrease follows a 13.3% or $78.3 million decrease in 2001 average total loans from 2000. The sale of the Bank of Mt. Vernon in January 2001, more than offset the 1.6% increase in average loans resulting from internal growth.

        Total loans at December 31, 2002, decreased by $23.6 million or 5.1% over the total at December 31, 2001. This decrease follows a $136.8 million or 23.0% decrease in 2001 from total loans at December 31, 2000. As mentioned above, Premier sold approximately $123 million in loans in 2001 through the sales of the Bank of Mt. Vernon and the Sabina Bank. The decrease in 2002 was the result of planned collections of loans retained from the Bank of Mt. Vernon sale as well as declines in period-end loans at Premier's Kentucky affiliates.

        The following table presents a five year comparison of loans by type. With the exception of those categories included in the comparison, there are no loan concentrations which exceed 10% of total loans. Additionally, Premier's loan portfolio contains no loans to foreign borrowers nor does it have a material volume of highly leveraged transaction lending.

                                                              LOAN SUMMARY
                                                         (Dollars in thousands)

                                                                       As of December 31
                                    2002      %         2001      %         2000      %         1999      %         1998      %
                                  --------  -----     --------  -----     --------  -----     --------  -----     --------  -----
Summary of Loans by Type
  Commercial, secured by real
    estate                        $120,306   27.7%    $117,692   25.6%    $149,733   25.1%    $135,078   23.7%    $ 86,010   21.6%
  Commercial, other                 64,014   14.7       70,315   15.3       86,069   14.5       98,543   17.3       73,982   18.6
  Real estate construction          11,924    2.8       15,751    3.4       24,774    4.2       26,092    4.6       13,374    3.4
  Real estate mortgage             156,215   35.9      164,810   35.9      211,662   35.5      192,088   33.6      131,212   33.0
  Agricultural                       8,862    2.0        9,613    2.1       13,817    2.3       17,525    3.1       15,433    3.9
  Consumer                          71 075   16.3       79,571   17.3      108,646   18.2      100,075   17.5       73,100   18.4
  Other                              2,741    0.6          989    0.4        1,246    0.2        1,352    0.2        4,502    1.1
                                  --------   ----     --------   ----     --------   ----     --------   ----     --------   ----
    Total loans                   $435,137  100.0%    $458,741  100.0%    $595,947  100.0%    $570,753  100.0%    $397,613  100.0%
  Less unearned income                                                        (371)               (647)             (1,993)
                                  --------            --------            --------            --------            --------
     Total loans net of
        unearned income           $435,137            $458,741            $595,576            $570,106            $395,620
                                  ========            ========            ========            ========            ========
Non-Performing Assets
  Non-accrual loans               $ 10,588            $  9,307            $  7,840            $  4,540            $  3,500
  Accruing loans which are
    contractually past due
    90 days or more                  1,399               5,948               2,196               1,721               1,322
  Restructured loans                   293                 338                 689                 666                 105
                                  --------            --------            --------            --------            --------
    Total nonperforming and
      restructured loans            12,280              15,593              10,725               6,927               4,927
  Other real estate acquired
    through foreclosures             3,939               5,831               3,116               3,009                 961
                                  --------            --------            --------            --------            --------
    Total nonperforming and
      restructured loans and
      other real estate           $ 16,219            $ 21,424            $ 13,841            $  9,936            $  5,888
                                  ========            ========            ========            ========            ========
Nonperforming and restructured
  loans as a % of total loans         2.82%               3.40%               1.80%               1.22%               1.25%
Nonperforming and restructured
  loans and other real estate
  as a % of total assets              2.39%               4.67%               1.56%               1.17%                .90%
Allocation of Allowance
  For Loan Losses
  Commercial, other               $  2,493            $  1,674            $  2,535            $  2,123            $  1,695
  Real estate, construction            827                 592                 450                 375                 200
  Real estate, other                 4,932               3,925               2,967               2,115               1,528
  Consumer installment               1,204               1,430               1,261                 948                 738
  Unallocated                        1,904               1,324                 608               1,251                 202
                                  --------            --------            --------            --------            --------
  Total                           $ 11,360            $  8,946            $  7,821            $  6,812            $  4,363
                                  ========            ========            ========            ========            ========

        Loans secured by real estate, which in total constituted approximately 66% of Premier's loan portfolio at December 31, 2002, consist of a diverse portfolio of predominately single family residential loans and loans for commercial purposes where real estate is merely collateral, not the primary source of repayment. Collateral for real estate mortgage loans includes residential properties and the loans generally do not exceed 80% of the value of the real property securing the loan based on recent independent appraisals. The real estate mortgage loan portfolio primarily consists of adjustable rate residential mortgage loans. The origination of these mortgage loans can be more difficult in a low interest rate environment where there is a significant demand for fixed rate mortgages. Premier also participates in the origination of loans into the secondary market and recognizes the referral fees in non-interest income. Commercial loans are generally made to small-to-medium size businesses located within a defined market area and typically are secured by business assets and guarantees of the principal owners. Consumer loans generally are made to individuals living in Premier's defined market area who are known to the local bank's staff. Consumer loans are made for terms of up to seven years on a secured or unsecured basis. While consumer loans generally provide the Company with increased interest income, consumer loans may involve a greater risk of default.

        In addition to the loans presented in the loan summary table, Premier also offers certain off-balance sheet products such as letters of credit, revolving credit agreements, and other loan commitments. These products are offered under the same credit standards as the loan portfolio and are included in the risk-based capital ratios used by the Federal Reserve to evaluate capital adequacy. Additional information on off-balance sheet commitments is contained in Note 19 to the consolidated financial statements.

        Total non-performing assets, which consist of past-due loans on which interest is not being accrued, foreclosed properties in the process of liquidation (OREO), loans with restructured terms to enable a delinquent borrower to repay and accruing loans past due 90 days or more, were $16.2 million or 2.39% of total assets at year-end 2002. The amount is down from the $21.4 million of non-performing assets (3.01% of total assets) at year-end 2001 but up from the $13.8 million of non-performing assets (1.56% of total assets) at year-end 2000. The decline since year-end 2001 was due to a focusing by Premier on reducing its high level of non-performing assets. While the level of non-performing asset is still high compared to years prior to 2001, the amount of loans past due 90 days or more, restructured loans and OREO each declined during 2002. The level of non-accrual loans increased due to the deterioration of certain credits in the process of collection. The Loan Summary table presents five years of comparative non-performing asset information.

        It is Premier's policy to place loans that are past due over 90 days on non-accrual status, unless the loans are adequately secured and in the process of collection. Premier had no commitments to provide additional funds on non-accrual loans at December 31, 2002. For real estate loans, upon repossession, the balance of the loan is transferred to "Other Real Estate Owned" (OREO) and carried at the lower of the outstanding loan balance or the fair value of the property based on current appraisals and other current market trends. If a writedown of the OREO property is necessary at the time of foreclosure, the amount is charged off against the allowance for loan losses. A periodic review of the recorded property value is performed in conjunction with normal loan reviews, and if market conditions indicate that the recorded value exceeds the fair market value less estimated disposal costs, additional writedowns of the property value are charged directly to operations. During 2002 Premier recognized $1.1 million of OREO writedowns compared to $258,000 in 2001 and $617,000 in 2000. Although loans may be classified as non-performing, some continue to pay interest irregularly or at less than original contracted terms. During 2002, approximately $205,000 of interest was recognized on non-accrual and restructured loans, while approximately $800,000 would have been recognized in accordance with their original terms.

        A loan is categorized and reported as impaired when it is probable that the creditor will be unable to pay all of the principal and interest amounts according to the contractual terms of the loan agreement. In determining whether a loan is impaired, management considers such factors as past payment history, recent economic events, current and projected financial condition and other relevant information that is available. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage, consumer, and credit card loans, and on an individual basis for other loans. If a loan is impaired, a portion of the allowance for loan losses is allocated to the loan so that the loan is reported, net, at the present value of estimated future cashflows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Additional information on Premier's impaired loans is contained in Note 6 to the consolidated financial statements.

        The allowance for loan losses is maintained to absorb probable incurred losses associated with lending activities. Since actual losses within a given loan portfolio are difficult to predict, management uses a significant amount of estimation and judgment to determine the adequacy of the allowance for loan losses. Factors considered in determining the adequacy of the allowance include an individual assessment of risk on certain loans and total creditor relationships, historical charge-off experience, levels of non-performing and past due loans, and an evaluation of current economic conditions. At December 31, 2002, the allowance for loan losses was $11.4 million or 2.61% of total year-end loans. This ratio is an increase from the prior year's 1.95% and the 1.31% at the end of 2000. In management's opinion, the allowance for loan losses is adequate to absorb the current estimated risk of loss in the existing loan portfolio. The summary of the allowance for loan losses allocated by loan type is presented in the Loan Summary Table above.

        The following table provides a detailed history of the allowance for loan losses, illustrating charge-offs and recoveries by loan type, and the annual provision for loan losses over the past five years. The provision for loan losses in 2002 was $8.8 million, down only slightly from the $8.9 million provision in 2001 but up significantly from the $4.9 million provision in 2000. The high level of provision in 2002 was in response to management efforts to identify the level of probable incurred losses throughout Premier's troubled institutions using the best practices of its higher performing institutions. The large provision in 2001 was in response to the higher risk in certain loans retained by Premier as part of the sale of the Bank of Mt. Vernon and a higher level of net charge-off experience. Premier continually evaluates the adequacy of its allowance for loan losses, and changes in the provision are based on the estimated probable incurred loss of the loan portfolio.

                                          SUMMARY OF LOAN LOSS EXPERIENCE
                                              (Dollars in Thousands)

                                                                        For the Year Ended December 31,
                                                           2002         2001         2000         1999         1998
                                                         -------      -------      -------      -------      -------
Allowance for Loan Losses, Beginning of Period           $ 8,946      $ 7,821      $ 6,812      $ 4,363      $ 3,479
Amounts charged off:
   Commercial, financial and agricultural loans            2,582        1,721        3,298        1,380          500
   Real estate construction loans                            899        1,384            0            0            0
   Real estate loans - other                               1,538        2,928          125          381           60
   Consumer installment loans                              2,432        2,117          959          795          629
                                                         -------      -------      -------      -------      -------
     Total charge-offs                                     7,451        8,150        4,382        2,556        1,189

Recoveries on amounts previously charged off:
   Commercial, financial and agricultural loans              248          166          257          158           45
   Real estate construction loans                             38           36            0            0            0
   Real estate loans - other                                 197           10            4           12            1
   Consumer installment loans                                586          408          198          231          170
                                                         -------      -------      -------      -------      -------
     Total recoveries                                      1,069          620          459          401          216
                                                         -------      -------      -------      -------      -------
Net charge-offs                                            6,382        7,530        3,923        2,155          973
Provision for loan losses                                  8,796        8,921        4,932        3,294        1,742
 Balance of acquired or disposed subsidiaries                  0         (266)           0        1,310          115
                                                         -------      -------      -------      -------      -------
Allowance for Loan Losses, End of Period                 $11,360      $ 8,946      $ 7,821      $ 6,812      $ 4,363
                                                         =======      =======      =======      =======      =======

Average total loans                                      449,500      512,240      590,518      520,267      340,089
Total loans at year-end                                  435,137      458,741      595,576      570,106      395,620

As a Percent of Average Loans:
   Net charge-offs                                          1.42%        1.47%        0.66%        0.41%        0.29%
   Provision for loan losses                                1.96%        1.74%        0.84%        0.63%        0.51%
   Allowance for loan losses                                2.53%        1.75%        1.32%        1.31%        1.28%

As a Percent of Total Loans at Year-end:
   Allowance as a percentage of year-end net loans          2.61%        1.95%         1.31%        1.19%        1.10%

As a Multiple of Net Charge-offs:
   Allowance as a multiple of net charge-offs               1.78X         1.19X        1.99X        3.16X       4.48X
   Income before tax and provision for loan losses          1.03X         1.94X        1.68X        4.55X       9.71X


        Net charge-offs in 2002 decreased to $6.4 million, down $1.1 million or 15.2% from the $7.5 million of net charge-offs experienced in 2001. While consumer and commercial charge-offs increased in 2002, these were more than offset by the lower level of real estate loan charge-offs and the 72% increase in recoveries. The $7.5 million of net charge-offs in 2001 was a record high as Premier experienced significant increases in consumer and real estate loan charge-offs versus the prior year. Although the dollar amount of net charge-offs declined in 2002, charge-offs could increase in the coming months due to increases in the total level of non-accrual loans outstanding or continuing weakness in economic conditions. These factors are considered in determining the adequacy of the allowance for loan losses, which at December 31, 2002 was sufficient to absorb over one and three-quarter times the amount of net charge-offs experienced in 2002.

        The following table presents the maturity distribution and interest sensitivity of selected loan categories at December 31, 2002. Maturities are based upon contractual terms. It is Premier's policy to specifically review and approve any loan renewed; no loans are automatically rolled over.


                      LOAN MATURITIES AND INTEREST SENSITIVITY
                                December 31, 2002
                             (Dollars in thousands)

                                              Projected Maturities*
                                     One Year    One Through     Over       Total
                                      or Less    Five Years   Five Years    Loans
                                     --------    ----------   ----------   --------
Commercial, secured by real estate   $ 16,267     $ 28,114     $ 75,925     $120,306
Commercial, other                      35,645       19,136        9,233       64,014
Real estate construction                9,971          682        1,271       11,924
Agricultural                            4,003        3,699        1,160        8,862
                                     --------     --------     --------     --------
    Total                            $ 65,886     $ 51,631     $ 87,589     $205,106
                                     ========     ========     ========     ========

Fixed rate loans                     $ 46,417     $ 32,466     $ 32,845     $111,728
Floating rate loans                    19,469       19,165       54,744       93,378
                                     --------     --------     --------     --------
    Total                            $ 65,886     $ 51,631     $ 87,589     $205,106
                                     ========     ========     ========     ========

(*)  Based on scheduled or approximate repayments.


Investment Portfolio and
Other Earning Assets

        Investment securities averaged $150.3 million in 2002, a $10.5 million or 6.5% decrease from the $160.8 million averaged in 2001. This decrease follows a 12.6% decrease in from the $183.9 million averaged in 2000. Over three quarters of the decrease in 2002 was a result of the sale of the Sabina Bank late in 2001, while approximately 70% of the decrease in 2001 was a result of the sale of the Bank of Mt Vernon. The remaining decrease in both years was the result of placing funds from maturing investments in federal funds sold to maintain adequate liquidity for planned maturities of high rate certificates of deposit.

The following table presents the carrying values of investment securities.

                          Carrying Value of Securities
                             (Dollars in thousands)
                                                          As of December 31
                                                   2002         2001         2000
                                                ---------    ---------    ---------
U.S. Treasury Securities:
   Available for sale                           $     407    $   1,172    $   3,357
   Held to maturity                                     -            -            -
U.S. Agency Securities:
   Available for sale                             121,916      116,920      153,888
   Held to maturity                                     -            -        1,233
States and Political Subdivisions Securities
   Available for sale                              18,610       19,225        7,132
   Held to maturity                                     -            -       16,656
Mortgage-backed securities:
   Available for sale                               7,648        8,251        9,319
   Held to maturity                                     -            -           17
Corporate securities:
   Available for sale                               9,052        9,196            -
   Held to maturity                                     -            -            -
Other securities:
   Available for sale                                   -          802        2,798
   Held to maturity                                     -            -            -
Total securities:
   Available for sale                           $ 157,633      155,566      176,494
   Held to maturity                                     -            -       17,906

        As sources of funds (deposits, federal funds purchased, and repurchase agreements with corporate customers) fluctuate, excess funds are initially invested in federal funds sold and other short-term investments. Based upon analyses of asset/liability repricing, interest rate forecasts, and liquidity requirements, funds are periodically reinvested in high-quality debt securities, which typically mature over a longer period of time. At the time of purchase, management determines whether the securities will be classified as trading, available-for-sale, or held-to-maturity. At December 31, 2002, all of Premier's investments were classified as available-for-sale and carried on the books at market value.

        As shown in the following Securities Maturity and Yield Analysis table, the average maturity period of the securities available-for-sale at December 31, 2002 was 3 years 5 months, lengthened somewhat by the 22 year 11 month average final maturity of the mortgage-backed securities portfolio. The table uses a final maturity method to report the average maturity of mortgage-backed securities, which excludes the effect of monthly payments and prepayments. Approximately 75% of Premier's investment securities are U.S. Government agency or Treasury securities that have an average maturity of 2 years 1 month. The average maturity of the investment portfolio is managed at a level to maintain a proper matching with interest rate risk guidelines. During 2002, Premier sold a portion of the securities classified as available-for-sale as part of its management of interest rate risk, as shown in the Statements of Cash Flows. Premier does not have any securities classified as trading or held-to-maturity and it has no plans to establish such classifications at the present time.
Other information regarding investment securities may be found in the following table and in Note 5 to the consolidated financial statements.


                             SECURITIES MATURITY AND YIELD ANALYSIS
                                      December 31, 2002
                                    (Dollars in thousands)

                                                                        Average      Taxable
                                                             Market     Maturity    Equivalent
                                                             Value      (yrs/mos)     Yield*
                                                            --------    --------    ---------
U.S. Treasury Securities
  After one but within five years                           $    407                   3.08%
                                                            --------
    Total U.S. Treasury Securities                               407       1/1         3.08

U.S. Government Agencies Securities
  Within one year                                             27,077                   2.57
  After one but within five years                             92,287                   3.28
  After five but within ten years                              2,552                   4.90
                                                            --------
    Total U.S. Government Agencies Securities               $121,916       2/1         3.16

States and Political Subdivisions Securities
  Within one year                                              2,162                   5.73
  After one but within five years                              7,162                   5.85
  After five but within ten years                              7,072                   6.03
  Over ten years                                               2,214                   5.88
                                                            --------
    Total States and Political Subdivisions Securities      $ 18,610       5/6         5.91

Mortgage-Backed Securities**
  Within one year                                                 72                   5.88
  After one but within five years                              1,038                   4.85
  Over ten years                                               6,538                   6.44
                                                            --------
    Total Mortgage-Backed Securities                        $  7,648      22/11        6.22

Corporate Securities
  Within one year                                              6,322                   4.90
  After one but within five years                              2,730                   5.03
                                                            --------
    Total Corporate Securities                              $  9,052       0/10        4.94
                                                            --------
Total Securities Available-for-Sale                         $157,633       3/5         3.73%
                                                            ========
(*)  Fully tax-equivalent using the rate of 34%.
(**) Maturities for Mortgage-Backed Securities are based on final maturity.



        Premier's average investment in federal funds sold and other short-term investments increased by 4.5% in 2002. This follows a 71.5% increase in 2001. Averaging $42.6 million in 2002, federal funds sold and other short-term investments increased $1.8 million from the $40.8 million averaged in 2001, and were significantly higher than the $23.8 million averaged during 2000. Fluctuations in federal funds sold and other short-term investments reflect management's goal to maximize asset yields while maintaining proper asset/liability structure, as discussed in greater detail above and in other sections of this report.


Funding Sources

        In 2002, Premier once again decreased the rates paid on its interest bearing deposits in response to the declining market interest rate environment. The average rate paid on interest bearing liabilities decreased to 3.53% in 2002, down from the 5.08% paid in 2001 and the 5.49% paid in 2000. The decrease is largely due to declines in rates paid on time deposits as higher rate certificates of deposits have either not renewed at maturity or were redeposited at significantly lower rates in conjunction with the sharp decline in the market interest rates. Due to alternative sources of investment and an ever increasing sophistication of customers in funds management techniques to maximize return on their money, competition for funds has become more intense. Premier's banks periodically offer special rate products to attract additional deposits.

        Premier's deposits, on average, decreased by 10.9% or $68.4 million in 2002. $45.1 million or two-thirds of this decrease was the result of the sale of the Sabina Bank late in 2001. The 2002 decrease compares to a 10.8% or $76.3 million decrease in 2001 from the average in 2000. The approximately $110 million of deposits sold through the Bank of Mount Vernon sale in early 2001 more than offset the 5.2% increase in average deposits from internal growth during 2001. Non-interest bearing deposits decreased by 7.2% or $4.7 million on average when compared to 2001. The non-interest bearing deposits sold through the sale of the Sabina Bank late in 2001 more than offset the 9.9% increase in average non-interest bearing deposits from internal growth during 2002.
Interest bearing deposits decreased by 11.3% or $63.7 million on average when compared to 2001. Approximately half of the decrease was the result of the sale of the Sabina Bank late in 2001. The remaining $29.8 million decrease was the result of planned non renewals of high rate time deposits which more than offset increases in average interest bearing transaction deposits and savings deposits.

        The following table provides information on the maturities of time deposits of $100,000 or more at December 31, 2002.

              MATURITY OF TIME DEPOSITS $100,000 OR MORE
                          December 31, 2002
                           (In thousands)

   Maturing 3 months or less                                 $ 15,363
   Maturing over 3 months through 6 months                     10,480
   Maturing over 6 months through 12 months                    17,161
   Maturing over 12 months                                     23,029
                                                             --------
      Total                                                  $ 66,033
                                                             ========


        Other funding sources for Premier include short and long-term borrowings. Premier's short-term borrowings primarily consist of federal funds purchased from other banks, and securities sold under agreements to repurchase with commercial customers. These short-term borrowings fluctuate depending on near term funding needs and as part of Premier's management of its asset/liability mix. In 2002, short-term borrowings averaged $5.8 million, down $3.1 million from the average in 2001. Only about one-eighth of the decline was the result of the Sabina Bank sale. The remaining decline was due to reduced short-term funding needs at the affiliate banks. The decline in 2002 follows a 63.3% or $15.4 million decline in average short-term borrowings during 2001. This decline was largely due to strong deposit growth in Premier's West Virginia markets reducing the need for short-term funding.

        Long-term borrowings consist of Federal Home Loan Bank (FHLB) borrowings by Premier's banks, other borrowings by the parent holding company and debt issued in the form of Trust Preferred Securities. FHLB advances, on average, declined by 6.3% or $1.7 million in 2002, following a 16.4% or $5.2 million decrease in 2001. Premier uses fixed rate FHLB advances from time-to-time to fund certain residential and commercial loans as well to maximize investment opportunities as part of its interest rate risk management. At December 31, 2002, FHLB advances totaled $23.5 million and had repayment schedules from one to thirteen years. Other borrowings, on average, declined by 35.2% or $5.8 million in 2002 as the parent company began using available funds to aggressively pay down its outstanding debt late in 2001. At December 31, 2002, other borrowings totaled $7.7 million with repayment schedules up to five years.

        Premier's Trust Preferred Securities represent beneficial interests in the assets of PFBI Capital Trust (NASDAQ/NMS-PFBIP). The trust holds $28.8 million of 9.75% Junior Subordinated Deferrable Interest Debentures ("Subordinated Debentures") due in 2027. Quarterly cash distributions on the Preferred Securities are made to the extent interest on the debentures is received by the trust.
        As previously disclosed, pursuant to an agreement entered into with the Federal Reserve Bank of Cleveland on September 29, 2000 as superceded by an agreement with the Federal Reserve Bank of Cleveland dated January 29, 2003, Premier is required to request approval for the payment of distributions due on the Trust Preferred Securities. During the quarter ended June 30, 2002, Premier was notified by the Federal Reserve Bank of Cleveland that due to the deterioration of core earnings of the Company, among other issues, the FRB would not allow the payment of the distribution due June 30, 2002 on Premier's Trust Preferred Securities. In response, Premier reached an agreement with the Federal Reserve Bank of Cleveland whereby Premier's Chairman of the Board, who is also its largest shareholder, agreed to loan the company the amount of the distribution, $701,000, so that Premier, with the Federal Reserve Bank's approval, could make the distribution. The loan is unsecured at a zero interest rate with no defined maturity date. The loan cannot be repaid without the prior approval of the Federal Reserve Bank. A similar agreement was reached with for the payment of the distribution due September 30, 2002. Premier's President and Chief Executive Officer, who is also a director, agreed to loan the Company the amount of the distribution, $701,000. This loan is also unsecured at a zero interest rate with no defined maturity date. The loan also cannot be repaid without the prior approval of the Federal Reserve Bank of Cleveland.

        In December 2002, The Federal Reserve Bank of Cleveland denied Premier's request to make the fourth quarter distribution. Accordingly, Premier exercised its right to defer the payment of interest on the Subordinated Debentures related to the Trust Preferred Securities for an indefinite period (which can be no longer than 20 consecutive quarterly periods). This and any future deferred distributions will begin to accrue interest at an annual rate of 9.75% which will be paid when the deferred distributions are ultimately paid.

        As part of a Debt Reduction and Profitability plan presented on January 6, 2003 to the Federal Reserve Bank of Cleveland ("Federal Reserve"), Premier requested and received approval from the Federal Reserve to redeem $3,000,000 of the $28,750,000 outstanding Trust Preferred Securities. The goal of the redemption is to use a portion of Premier's outstanding cash on hand to reduce its total interest cost and thus improve profitability. The redemption will reduce Premier's interest cost by approximately $292,000 per year. Future early redemptions, if any, will also require Federal Reserve approval, pursuant to a previously disclosed Written Agreement entered into with the Federal Reserve Bank of Cleveland on January 29, 2003,

        Under that same agreement, Premier is required to request approval for the payment of quarterly distributions and any accumulated deferrals due on the Trust Preferred Securities. In response to a separate letter, The Federal Reserve Bank of Cleveland denied Premier's request to make the first quarter 2003 distribution (including the accumulated deferral) on the remaining Trust Preferred Securities outstanding.

           Management of Premier does not expect to resume payments on the Subordinated Debentures or the Trust Preferred until the Federal Reserve Bank of Cleveland determines that Premier has achieved adequate and sustained levels of profitability to support such payments and approves such payments. The Trust Preferred Securities have a cumulative provision. Therefore, in accordance with accounting principles generally accepted in the United States of America, Premier intends to continue to accrue the monthly cost of the Trust Preferred Securities as it has since issuance. Premier's management also intends to continue to seek approval of the Federal Reserve Bank of Cleveland for payment of the regularly scheduled quarterly distributions on the Trust Preferred Securities and any accumulated deferrals.

Asset/Liability Management and Market Risk

        Asset/liability management is a means of maximizing net interest income while minimizing interest rate risk by planning and controlling the mix and maturities of interest related assets and liabilities. Premier has established an Asset/Liability Management Committee (ALCO) for the purpose of monitoring and managing interest rate risk. Interest rate risk is the earnings variation that could occur due to changes in market interest rates. The Board of Directors has established policies to monitor and limit exposure to interest rate risk. Premier monitors its interest rate risk through the use of an earnings simulation model prepared by an independent third party to analyze net interest income sensitivity.

        The earnings simulation model forecasts the effect of instantaneous movements in interest rates of both 100 (1.00%) and 200 (2.00%) basis points. The most recent earnings simulation model projects net interest income would increase by approximately 3.3% over the projected stable rate net interest income if interest rates rise by 100 basis points over the next year. Conversely, the simulation projects an approximate 3.5% decrease if interest rates fall by 100 basis points over the next year. Within the same time frame, but assuming a 200 basis point movement in interest rates, the simulation projects that net interest income would increase by 6.5% over the projected stable rate net interest income in a rising rate scenario and would decrease by 6.6% in a falling rate scenario. Under both the 100 and 200 basis point simulations, the percentage changes in net interest income are within Premier's ALCO guidelines.

        Another measure of a company's interest sensitivity is the measure of Economic Value at Risk (EVR). The EVR of a company's balance sheet at a given point in time is the discounted present value of asset cash flows minus the discounted present value of liability cash flows. Similar to net interest income, EVR can be simulated assuming changes in market interest rates. The resulting percentage change versus the stable rate EVR is an indication of the longer term repricing risk imbedded in the balance sheet. At December 31, 2002, a 200 basis point increase in rates is estimated to increase Premier's EVR by 12.8% while a 200 basis point decrease would also increase Premier's EVR by 4.0%. The percentage changes in EVR are within Premier's ALOC guidelines.

        The model simulation calculations of present value have certain acceptable shortcomings. The discount rates and prepayment assumptions utilized are based on estimated market interest rate levels for similar loans and securities nationwide. The unique characteristics of Premier's loans and securities may not necessarily parallel those assumed in the model simulations, and therefore, actual results could likely result in different discount rates, prepayment experiences and present values. The discount rates used for deposits and borrowings are based upon available alternative types and sources of funds which may not necessarily be indicative of the present value of Premier's deposits and borrowings. Premier's deposits have customer relationship advantages that are difficult to simulate. A higher or lower interest rate environment will most likely result in different investment and borrowing strategies by Premier which would be designed to further mitigate any negative effects on the value of, and the net interest earnings generated on Premier's net assets.

        The following table presents summary information about the simulation model's interest rate risk measures and results.


                                             Year-End    Year-End       ALCO
                                               2002        2001      Guidelines
                                             --------    --------    ----------

Projected 1-Year Net Interest Income
   -100 bp change vs. Base Rate                -3.5%        -1.0%      +/-10%
   +100 bp change vs. Base Rate                 3.3%        -0.5%      +/-10%
Projected 1-Year Net Interest Income
   -200 bp change vs. Base Rate                -6.6%        -2.4%      +/-10%
   +200 bp change vs. Base Rate                 6.5%        -2.9%      +/-10%
Economic Value Change
   -200 bp Change vs. Base Rate                 4.0%       -26.2%      +/-20%
   +200 bp Change vs. Base Rate                12.8%         3.5%      +/-20%


        The improvement in the 2002 simulated change in EVR for a 200 basis point decline in interest rates is due to the current low interest rate environment. The low interest rate environment in 2002 limits the change in the market value of liabilities in a declining rate simulation because rates paid on liabilities cannot fall below zero.

Liquidity

        Liquidity is the ability to satisfy demands for deposit withdrawals, lending commitments, and other corporate needs. Premier's liquidity is based on the stable nature of consumer core deposits held by the banking subsidiaries. Likewise, additional liquidity is available from holdings of investment securities and short-term investments which can be readily converted into cash. Furthermore, Premier's banks continue to have the ability to attract short-term sources of funds such as federal funds and repurchase agreements.

        Premier generated $11.4 million of cash from operations in 2002, which compares to $2.0 million in 2001 and $9.4 million in 2000. These proceeds along with the proceeds from the sale and maturity of securities and the repayment of loans were used to purchase securities, satisfy deposit withdrawals, and reduce outstanding debt during the year. Net cash provided by liquidating investing activities totaled $19.4 million in 2002 and $24.0 million in 2001. In 2000, Premier used surplus funds to increase loans and purchase investments. Net cash used to satisfy deposit withdrawals and reduce debt totaled $33.4 million in 2002 and $28.7 million in 2001. In 2000, Premier received $32.1 million in funds from financing activities. Details on the sources and uses of cash can be found in the Consolidated Statements of Cash Flows in the consolidated financial statements.

        At December 31, 2002, the parent company had nearly $8.0 million in cash held with its subsidiary banks. This balance along with cash dividends received from its subsidiaries is sufficient to cover the operating costs of the parent, service its existing other debt and satisfy the funding for the $3.0 million Trust Preferred calling on March 31, 2003. Additional information on parent company cash flows and financial statements is contained in Note 22 to the consolidated financial statements.

Capital Resources

        Premier's consolidated average equity-to-asset ratio remained strong at 8.65% during 2002, up from the 7.47% during 2001 and the 6.07% in 2000. The increase in 2002 primarily resulted from a decrease in total assets resulting from the sale of the Sabina Bank in late 2001 without a corresponding decrease in equity. The Federal Reserve's risk-based capital guidelines and leverage ratio measure the capital adequacy of banking institutions. The risk-based capital guidelines weight balance sheet assets and off-balance sheet commitments by prescribed factors relative to credit risk, thus eliminating disincentives for holding low risk assets and requiring more capital for holding higher risk assets. At year-end 2002, Premier's risk adjusted capital-to-assets ratio was 17.5% compared to 16.6% at December 31, 2001. Both of these ratios are well above the minimum level of 8.0% prescribed for bank holding companies of Premier's size. The leverage ratio is a measure of total tangible equity to total tangible assets. Premier's leverage ratio at December 31, 2002 was 9.1% compared to 8.5% at December 31, 2001. Both of these ratios are well above the recommended 4.0% to 5.0% recommended by the Federal Reserve. These healthy ratios are the direct result of management's desire to maintain a strong capital position. Additional information on Premier's capital ratios and the capital ratios of its larger banks may be found in Note 21 to the consolidated financial statements.

        The primary source of funds for dividends paid by Premier to its shareholders is the dividends received from its subsidiary banks. Banking regulations limit the amount of dividends that may be paid without prior approval of the regulatory agencies. Under these regulations, the amount of dividends that may be paid without prior approval in any calendar year is limited to the current year's net profits, as defined, combined with the retained net profits of the preceding two years, subject to regulatory capital requirements and additional restrictions more fully described in Note 21 to the consolidated financial statements. During 2003, Premier's banks could, without prior approval, declare and pay to Premier dividends of approximately $3.1 million plus any 2003 net profits retained through the date of declaration.

        Additional information on the capital position of Premier is included in the following table.


                              SELECTED CAPITAL INFORMATION
                                 (Dollars in thousands)
                                                             As of December 31
                                                             2002         2001        Change
                                                           --------     --------     --------
Stockholders' Equity                                       $ 59,366     $ 59,875     $   (509)
   Qualifying capital securities of subsidiary trust         19,266       19,646         (380)
   Disallowed amounts of goodwill and other intangibles     (16,044)     (16,044)           0
   Unrealized loss (gains) on securities
     available for sale                                      (1,568)        (857)        (711)
                                                           --------     --------     --------
Tier I capital                                             $ 61,020     $ 62,620     $ (1,600)

Tier II capital adjustments:
   Qualifying capital securities of subsidiary trust          9,484        9,104
   Allowance for loan losses                                  5,490        5,830
                                                           --------     --------
Total capital                                              $ 75,994     $ 77,554
                                                           ========     ========

Total risk-weighted assets                                 $433,298     $466,409

Ratios
   Tier I capital to risk-weighted assets                     14.08%       13.43%
   Total capital to risk-weighted assets                      17.54%       16.63%
   Leverage at year-end                                        9.13%        8.48%



INCOME STATEMENT ANALYSIS
Net Interest Income

        Net interest income, the amount by which interest generated from earning assets exceeds the expense associated with funding those assets, is Premier's most significant component of earnings. Net interest income on a fully tax-equivalent basis was $24.8 million in 2002, down 4.1% from the amount earned in 2001 which follows a 12.2% decrease in 2001 from 2000. When net interest income is presented on a fully tax-equivalent basis, interest income from tax-exempt earning assets is increased by the amount equivalent to the federal income taxes which would have been paid if this income were taxable at the statutory federal tax rate of 34% for companies of Premier's size. The decrease in net interest income in 2002 is largely due to the decrease in the volume of assets and liabilities resulting from the sales of the Bank of Mt. Vernon and the Sabina Bank in 2001. As shown in the Rate Volume Analysis table below, decreases in the volume of earning assets in 2002 reduced Premier's interest income by $6.0 million. This decrease was partially offset by the lower volume of interest bearing liabilities in 2002 resulting in a $3.9 million decline in interest expense. The net effect was to reduce net interest income by $2.1 million for the year. Similarly, the lower interest rate environment in 2002 resulted in reducing interest income of $7.7 million and reduced interest expense of $8.7 million. However, Premier's management of changes in interest rates risk and its ability to lower the rates paid on its interest bearing liabilities more rapidly than the declines in yields on interest earning assets resulted in an increase in net interest income from rate movements of $1.1 million for the year 2002. This increase only partially offset the $2.1 million decline in net interest income due to lower volumes resulting in the overall $1.1 decline in net interest income.

        Similarly, in 2001, a reduction in Premier's volume of earning assets reduced interest income by $8.9 million which was only partially offset by a $5.6 million decrease in interest expense due to a lower volume of interest bearing liabilities. The net result was a $3.2 million decrease in net interest income from volume activity. The lower volumes in 2001 were primarily the result of the sale of the Bank of Mount Vernon in January 2001. In contrast to 2002 however, in 2001, the decline in the yields on earning assets was greater than the decline in rates paid on interest bearing liabilities. This resulted in an additional reduction in net interest income of $0.3 million for a total decline in 2001 of $3.6 million.

                           RATE VOLUME ANALYSIS OF CHANGES IN NET INTEREST INCOME
                            (Dollars in thousands on a taxable equivalent basis)

                                             2002 vs 2001                             2001 vs 2000
                                 Increase (decrease) due to change in     Increase (decrease) due to change in

                                                               Net                                      Net
                                   Volume        Rate        Change         Volume        Rate        Change
                                 ---------    ---------    ---------      ---------    ---------    ---------
Interest Income*:
   Loans                         $  (5,482)   $  (4,626)   $ (10,108)     $  (7,283)   $  (1,547)   $  (8,830)
   Investment securities              (592)      (2,130)      (2,722)        (1,824)        (802)      (2,626)
   Federal funds sold                   71         (909)        (838)           260         (129)         131
   Deposits with banks                   3          (15)         (12)           (27)         (20)         (47)
                                 ---------    ---------    ---------      ---------    ---------    ---------
      Total interest income      $  (6,000)   $  (7,680)   $ (13,680)     $  (8,874)   $  (2,498)   $ (11,372)
                                 ---------    ---------    ---------      ---------    ---------    ---------

Interest Expense:
   Deposits
      NOW and money market       $     168    $  (2,274)   $  (2,106)     $      98    $  (1,647)   $  (1,549)
      Savings                         (117)        (461)        (578)           (17)        (345)        (362)
      Certificates of deposit       (3,358)      (4,968)      (8,326)        (4,333)         291       (4,042)
   Short-term borrowings              (108)        (180)        (288)          (779)        (385)      (1,164)
   Other borrowings                   (359)        (514)        (873)          (277)         (93)        (370)
   FHLB borrowings                    (101)        (346)        (447)          (330)          27         (303)
   Debt                                  0            0            0              0            0            0
                                 ---------    ---------    ---------      ---------    ---------    ---------
      Total interest expense     $  (3,875)   $  (8,743)   $ (12,618)     $  (5,638)   $  (2,152)   $  (7,790)
                                 ---------    ---------    ---------      ---------    ---------    ---------
Net interest income*             $  (2,125)   $   1,063    $  (1,062)     $  (3,236)   $    (346)   $  (3,582)
                                 =========    =========    =========      =========    =========    =========

(*)  Fully taxable equivalent using the rate of 34%.
Note - Changes to rate/volume are allocated to both rate and volume on a proportional dollar basis.


        While net interest income dollars declined in 2002, Premier's net interest margin increased. In 2002, the yield earned on investment securities declined 139 basis points to 4.59% while the yield on the loan portfolio declined 96 basis points to 8.30%. The net result on all earning assets was to reduce the yield 122 basis points to 6.99% in 2002, down from 8.21% earned in 2001 and 8.77% earned in 2000. Similarly, in 2002 Premier reduced the average rate paid on its deposits by 160 basis points by not renewing a significant amount of high rate certificates of deposit and by keeping the rates paid on other deposit products competitive with national and local market rates. The net result on all interest bearing liabilities was to reduce the cost of funds 155 basis points to 3.53%, down from 5.08% in 2001 and 5.49% in 2000. As a result, Premier's net interest spread increased by 33 basis points and its net interest margin increased by 23 basis points to 3.85% in 2002, up from 3.62% in 2001 and 3.68% in 2000. Further discussion of net interest income is included in the section of this report entitled "Balance Sheet Analysis."

Non-interest Income and Expense

        Non-interest income has been and will continue to be an important factor for improving profitability. Recognizing this importance, management continues to evaluate areas where non-interest income can be enhanced. As shown in the table of Non-interest Income and Expense below, total fees and other income decreased by 12.4% or $509,000 in 2002. Approximately 56% of the decline was due sale of the operations of the Bank of Mount Vernon and the Sabina Bank in 2001. The remaining decrease was due to declines in other income which was only partially offset by increases in revenue from service charges on deposit accounts. Service charges on deposit accounts increased to $2,337,000 in 2002, a 6.7% or $146,000 increase over 2001. After factoring out the services charges earned by the two banks that were sold in 2001, service charges in 2002 increased by 17.8% or $353,000 over 2001. This increase follows a 2.0% or $44,000 decrease in 2001 from 2000. Other income declined by $604,000 in 2002 largely due the other income reported by the two banks that were sold in 2001 and reduced income from origination and sales of mortgage loans in the secondary market.

        In 2002, Premier realized $45,000 in losses on securities sales. This compares to $516,000 in gains realized in 2001 and $279,000 in losses realized in 2000. These securities were sold as part of Premier's management of its asset/liability position. In 2001, Premier recognized gains of $8.7 million on the sale of two subsidiary banking operations. In 2000, Premier recognized a gain of $289,000 during the second quarter as a result of the sale of a Federal Home Loan Bank advance. This gain was substantially offset by losses on securities of $281,000 which also occurred in the second quarter of 2000.

           The following table is a summary of non-interest income and expense for each of the years the three-year period ending December 31, 2002.


                                             NON-INTEREST INCOME AND EXPENSE
                                                 (Dollars in thousands)
                                                                                    Increase (Decrease) Over Prior Year
                                                                                         2002                2001
                                                                                   ----------------     ----------------
                                              2002        2001        2000          Amount     Pct       Amount     Pct
                                            --------    --------    --------       -------    -----     -------    -----
Non-Interest Income:
   Service charges on deposit accounts      $  2,337    $  2,191    $  2,235       $   146     6.66     $   (44)   (1.97)
   Insurance income                              223         274         443           (51)  (18.61)       (169)  (38.15)
   Other                                       1,038       1,642       1,324          (604)  (36.78)        318    24.02
                                            --------    --------    --------       -------    -----     -------    -----
      Total fees and other income              3,598       4,107       4,002       $  (509)  (12.39)    $   105     2.62
   Investment securities gains(losses)           (45)        516        (279)         (561)      -          795       -
   Gain on FHLB advance sale                       0           0         289             0       -         (289)      -
   Gain on sale of banking operations              0       8,713           0        (8,713)      -        8,713       -
                                            --------    --------    --------       -------    -----     -------    -----
        Total non-interest income           $  3,553    $ 13,336    $  4,012       $(9,783)  (73.36)    $ 9,324   234.40
                                            ========    ========    ========       =======    =====     =======    =====

Non-Interest Expense:
   Salaries and wages                       $  7,867    $  9,214    $ 10,149       $(1,347)  (14.62)    $  (935)   (9.21)
   Employee benefits                           2,630       2,571       3,183            59     2.29        (612)  (19.23)
                                            --------    --------    --------       -------    -----     -------    -----
      Total staff costs                       10,497      11,785      13,332        (1,288)  (10.93)     (1,547)  (11.60)
                                            --------    --------    --------       -------    -----     -------    -----
   Occupancy and equipment expense             2,789       2,941       3,187          (152)   (5.17)       (246)   (7.72)
   Professional fees                           1,404       1,065         705           339    31.83         360    51.06
   Taxes, other than payroll, property
      and income                                 812         836         749           (24)   (2.87)         87    11.62
   Amortization of intangibles                     0       1,329       1,571        (1,329)      -         (242)  (15.40)
   OREO losses and expenses                    1,317         540         726           777   143.89        (186)  (25.62)
   Other expenses                              4,472       5,489       5,835        (1,017)  (18.53)       (346)   (5.93)
                                            --------    --------    --------       -------    -----     -------    -----
      Total non-interest expenses           $ 21,291    $ 23,985    $ 26,105       $(2,694)  (11.23)    $(2,120)   (8.12)
                                            ========    ========    ========       =======    =====     =======    =====




        Just as management continues to evaluate areas where non-interest income can be enhanced, it strives to find ways to improve the efficiency of its operations and utilize the economies of scale of the consolidated entity to reduce its operating costs. Premier's 2002 net overhead ratio, or non-interest expense less non-interest income excluding securities transactions and other similar non-operating transactions to average earning assets was 2.75%, a slight decrease from the 2.79% realized in 2001 and the 2.77% ratio realized in 2000. For the year 2002, net overhead was $17.7 million, a decrease of $2.2 million or 11.0% below the 2001 overhead of $19.9 million. Approximately $2.0 million of this decrease was the net overhead of the Bank of Mount Vernon and the Sabina Bank recognized in 2001 whose operations were not included in Premier's results for 2002. The current year decrease follows a decrease in 2001 of 10.1% or $2.2 million from the 2000 overhead of $22.1 million. The sale of the Bank of Mount Vernon in early 2001 resulted in a decline in 2001 net overhead of $2.7 million, while the remaining 2001 banking operations increased net overhead by $477,000 over 2000. A lower net overhead ratio means more of the net interest margin flows through as net income.

        Total non-interest expense in 2002 decreased by $2.7 million, or 11.2% from 2001. Approximately $2.3 million of the decline was due sale of the operations of the Bank of Mount Vernon and the Sabina Bank in 2001. The remainder was due to a $386,000 or 1.8% decline in the non-interest expenses of the remaining operations as described in more detail below. This year's decrease compares to a $2.1 million or 8.1% decrease in 2001 versus 2000. The sale of the Bank of Mount Vernon in early 2001 resulted in a decline in 2001 non-interest expense of $3.2 million, while the remaining 2001 banking operations increased non-interest expense by $1.0 million over 2000.

        Staff costs decreased by $1.3 million or 10.9% in 2002 versus 2001. Approximately $1.1 million of the reduction was due to the sale of the banking operations in 2001. The remaining $151,000 was largely due to a $479,000 decrease in staff costs at the parent holding company, partially offset by normal salary adjustments at the subsidiary banks. Staff costs in 2001 decreased $1.5 million or 11.6% from 2000. The sale of the Bank of Mount Vernon in early 2001 resulted in a decline in 2001 staff costs of $1.7 million, while the remaining $127,000 increase was due to normal salary and benefit increases.

        Occupancy and equipment expenses decreased by $152,000 or 5.2% in 2002 from 2001. Approximately $262,000 of occupancy and equipment expenses was eliminated due to the sale of the banking operations in 2001. The remaining $110,000 or 4.1% increase was largely due to increases in property taxes and maintenance costs on buildings and equipment. Occupancy and equipment expenses in 2001 decreased by $246,000 or 7.7% versus 2002. The sale of the Bank of Mount Vernon in early 2001 resulted in a decline in 2001 occupancy and equipment expenses of $344,000, while the remaining $98,000 or 3.0% increase was due to normal increases in costs.

        Professional fees increased by $339,000 or 31.8% in 2002 versus 2001. Approximately $31,000 of professional fees was eliminated due to the sale of the banking operation in 2001. The remaining $370,000 increase was largely due to increased legal fees related to collections, regulatory and compliance matters, other legal matters, and fees related to external audits and Premier's efforts to strengthen its internal control processes. In 2001, professional fees increased $360,000 or 51% over 2000, also largely due to increased legal fees related to collections and other matters and internal and external audit costs.

        OREO writedowns and expenses totaled $1.3 million in 2002, an increase of $777,000 over 2001. The increase in 2002 was largely due to writedowns of OREO property to net realizable values as management emphasized efforts to liquidate the properties.

        In 2002, Premier adopted Financial Accounting Statements (FAS) 142 and
147. The effect of adopting these new accounting standards has been the elimination of the amortization of goodwill effective January 2002. In 2001, Premier recognized $1.3 million of goodwill amortization compared to $1.6 million in 2000. Additional information concerning Premier's adoption of FAS 142 and 147 is discussed in Note 1 to the consolidated financial statements.

        An analysis of the allowance for loan losses and related provision for loan losses is included in the Loan Portfolio section of the Balance Sheet Analysis of this report.

Applicable Income Taxes

        Premier recognized a $1.0 million income tax benefit in 2002 compared to $3.4 million of income tax expense in 2001 and $316,000 of income tax expense in 2000. Premier's effective tax rate was (45.6%) in 2002, down from 59.3% in 2001 but up from 19.1% in 2000. The benefit in 2002 was due to the pretax loss realized by Premier. Premier's effective tax rate in 2002 was increased by the benefits of holding tax-exempt investments and other tax saving instruments.
The increase in 2001 taxes as well as the increased effective tax rate was due to the gains on the sales of the two banking subsidiaries and the taxability of those transactions. Additional information regarding income taxes is contained in Note 14 to the consolidated financial statements.

Effects of Changing Prices

        The results of operations and financial condition presented in this report are based on historical cost, unadjusted for the effects of inflation. Inflation affects Premier in two ways. One is that inflation can results in increased operating costs which must be absorbed or recovered through increased prices for services. The second effect is on the purchasing power of the corporation. Virtually all of a bank's assets and liabilities are monetary in nature. Regardless of changes in prices, most assets and liabilities of the banking subsidiaries will be converted into a fixed number of dollars. Non-earning assets, such as premises and equipment, do not comprise a major portion of Premier's assets; therefore, most assets are subject to repricing on a more frequent basis than in other industries.

        Premier's ability to offset the effects of inflation and potential reductions in future purchasing power depends primarily on its ability to maintain capital levels by adjusting prices for its services and to improve net interest income by maintaining an effective asset/liability mix. Management's efforts to meet these goals are described in other sections of this report.


SUMMARY RESULTS OF OPERATIONS
FOURTH QUARTER 2002

        Net income for the three months ended December 31, 2002 was $355,000, a $1.4 million decrease from the $1,754,000 of net income earned during the fourth quarter of 2001. However, the fourth quarter of 2001 includes a $3.5 million gain (net of tax) on the sale of the Sabina bank. Excluding this gain, fourth quarter 2001 results reflected a loss of $1,741,000 primarily due to $3.5 million of provisions for loan losses. On a per share basis, Premier's income for the fourth quarter of 2002 was 7 cents per share, compared to a loss of 33 cents per share for the same quarter last year (excluding the gain on the sale of the subsidiary).

        Net interest income totaled $6,120,000 for the fourth quarter of 2002, a decrease of $150,000 or 2.4% from the net interest income earning in the same quarter of 2001. The provision for loan losses decreased by $1,965,000 when compared to the fourth quarter of 2001. Non-interest income excluding securities transactions and the gain on the sale of the Sabina Bank was relatively flat compared to the same quarter in 2001. Non-interest expense decreased by $1,354,000 due to lower staff costs, other operating expenses and the cessation of the amortization of intangible assets. Additional quarterly financial data is provided in Note 23 to the consolidated financial statements.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------
         The Company's Financial Statements and related Independent Auditors' Report are presented in the following pages. The financial statements filed in this Item 8 are as follows:

     Independent Auditors' Report

     Financial Statements:
         Consolidated Balance Sheets - December 31, 2002 and 2001
         Consolidated Statements of Income - Years Ended December 31, 2002, 2001
            and 2000
         Consolidated Statements of Comprehensive Income - Years Ended
            December 31, 2002, 2001 and 2000
         Consolidated Statements of Changes in Stockholders' Equity - Years
            ended December 31, 2002, 2001 and 2000
         Consolidated Statements of Cash Flows - Years ended December 31, 2002,
            2001 and 2000
         Notes to Consolidated Financial Statements

                         PREMIER FINANCIAL BANCORP, INC.


                        CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000

REPORT OF INDEPENDENT AUDITORS


Board of Directors
Premier Financial Bancorp, Inc.
Huntington, West Virginia



We have audited the accompanying consolidated balance sheets of Premier Financial Bancorp, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of operations and comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Premier Financial Bancorp, Inc. as of December 31, 2002 and 2001 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

As disclosed in Note 1, during 2002 the Company adopted new accounting guidance for goodwill.




                          Crowe, Chizek and Company LLP

Columbus, Ohio
February 25, 2003

                         PREMIER FINANCIAL BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2002 and 2001
                      (In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------


                                                  2002                  2001
                                              ------------         ------------
ASSETS
Cash and due from banks                       $     18,044         $     20,628
Federal funds sold                                  29,827               33,517
Securities available for sale                      157,633              155,566
Loans                                              435,137              458,741
   Allowance for loan losses                       (11,360)              (8,946)
                                              ------------         ------------
     Net loans                                     423,777              449,795
Federal Home Loan Bank and
  Federal Reserve Bank stock                         4,395                4,261
Premises and equipment, net                         11,685               12,035
Real estate and other property
  acquired through foreclosure                       3,939                5,831
Interest receivable                                  6,485                7,842
Goodwill                                            16,044               16,044
Other assets                                         5,799                6,331
                                              ------------         ------------

Total assets                                  $    677,628         $    711,850
                                              ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
   Non-interest bearing                       $     62,874         $     57,916
   Time deposits, $100,000 and over                 66,033               89,149
   Other interest bearing                          419,067              423,466
                                              ------------         ------------
     Total deposits                                547,974              570,531
Securities sold under
  agreements to repurchase                           5,851                5,520
Federal Home Loan Bank advances                     23,533               30,795


Other borrowed funds                                 7,700               13,000
Notes payable                                        1,402                    -
Guaranteed preferred beneficial interests in
   Company's debentures                             28,750               28,750
Interest payable                                     1,818                1,903
Other liabilities                                    1,234                1,476
                                              ------------         ------------
   Total liabilities                               618,262              651,975


Stockholders' equity
   Preferred stock, no par value;
     1,000,000 shares authorized;
     none issued or outstanding                          -                    -
   Common stock, no par value;
     10,000,000 shares authorized;
     5,232,230 shares issued and outstanding         1,103                1,103
   Surplus                                          43,445               43,445
   Retained earnings                                13,250               14,470
   Accumulated other comprehensive income            1,568                  857
                                              ------------         ------------
     Total stockholders' equity                     59,366               59,875
                                              ------------         ------------

Total liabilities and stockholders' equity    $    677,628         $    711,850
                                              ============         ============


--------------------------------------------------------------------------------
                             See accompanying notes.

                         PREMIER FINANCIAL BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             Years Ended December 31
                      (In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

                                                                    2002               2001                2000
                                                                    ----               ----                ----
Interest income
   Loans, including fees                                        $    37,262         $    47,413         $    56,245
   Investment securities -
     Taxable                                                          5,670               8,029              10,120
     Tax-exempt                                                         809               1,051               1,404
   Federal funds sold                                                   691               1,529               1,398
   Other interest income                                                  8                  20                  67
                                                                -----------         -----------         -----------
     Total interest income                                           44,440              58,042              69,234

Interest expense
   Deposits                                                          15,540              26,550              32,503
   Other borrowings                                                   1,758               3,366               5,203
   Debentures                                                         2,852               2,852               2,852
                                                                -----------         -----------         -----------
     Total interest expense                                          20,150              32,768              40,558

Net interest income                                                  24,290              25,274              28,676
Provision for loan losses                                             8,796               8,921               4,932
                                                                -----------         -----------         -----------

Net interest income after provision for loan losses                  15,494              16,353              23,744

Non-interest income
   Service charges                                                    2,337               2,191               2,235
   Insurance commissions                                                223                 274                 443
   Securities gains (losses)                                            (45)                516                (279)
   Gain on sale of subsidiaries' banking operations                       -               8,713                   -
   Other income                                                       1,038               1,642               1,613
                                                                -----------         -----------         -----------
                                                                      3,553              13,336               4,012

Non-interest expenses
   Salaries and employee benefits                                    10,497              11,785              13,332
   Occupancy and equipment expenses                                   2,789               2,941               3,187
   Professional fees                                                  1,404               1,065                 705
   Taxes, other than payroll, property and income                       812                 836                 749
   Amortization of goodwill                                               -               1,329               1,571
   Write-downs, expenses, sales of other real estate owned            1,317                 540                 726
   Other expenses                                                     4,472               5,489               5,835
                                                                -----------         -----------         -----------
                                                                     21,291              23,985              26,105

(Loss) income before income taxes                                    (2,244)              5,704               1,651


Provision for income taxes (benefit)                                 (1,024)              3,385                 316
                                                                -----------         -----------         -----------

Net (loss) income                                               $    (1,220)        $     2,319         $     1,335
                                                                ===========         ===========         ===========

Weighted average common shares outstanding:
   Basic                                                              5,232               5,232               5,232
   Diluted                                                            5,232               5,232               5,232

Earnings per share:
   Basic                                                        $     (0.23)        $      0.44         $     0.26
   Diluted                                                            (0.23)               0.44               0.26


--------------------------------------------------------------------------------
                             See accompanying notes.

                          PREMIER FINANCIAL BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             Years Ended December 31
                      (In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

                                                                    2002               2001                2000
                                                                    ----               ----                ----

Net (loss) income                                               $    (1,220)        $     2,319         $     1,335

Other comprehensive income (loss), net of tax:
   Unrealized gains and (losses) arising during
     the period                                                         681               2,067               2,969
   Reclassification of realized amount                                   30                (341)                184
                                                                -----------         -----------         -----------
     Net change in unrealized gain (loss) on
       securities                                                       711               1,726               3,153
                                                                -----------         -----------         -----------

Comprehensive (loss) income                                     $      (509)        $     4,045         $     4,488
                                                                ===========         ===========         ===========



--------------------------------------------------------------------------------
                             See accompanying notes.

                         PREMIER FINANCIAL BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  Years Ended December 31, 2002, 2001 and 2000
                      (In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------


                                                                                          Accumulated
                                                                                             Other
                                              Common                      Retained       Comprehensive
                                               Stock        Surplus       Earnings          Income          Total

Balances, January 1, 2000                   $  1,103      $  43,445      $  11,601       $   (4,022)     $   52,127

Net change in unrealized gains (losses)
  on securities available for sale                 -              -              -            3,153           3,153

Net income                                         -              -          1,335                -           1,335

Dividends paid - $.15 per share                    -              -           (785)               -            (785)
                                            --------      ---------      ---------       ----------      ----------

Balances, December 31, 2000                    1,103         43,445         12,151             (869)         55,830

Net change in unrealized gains (losses)
  on securities available for sale                 -              -              -            1,726           1,726

Net income                                         -              -          2,319                -           2,319
                                            --------      ---------      ---------       ----------      ----------

Balances, December 31, 2001                    1,103         43,445         14,470              857          59,875

Net change in unrealized gains (losses)
  on securities available for sale                 -              -              -              711             711

Net loss                                           -              -         (1,220)               -          (1,220)
                                            --------      ---------      ---------       ----------      ----------

Balances, December 31, 2002                 $  1,103      $  43,445      $  13,250       $    1,568      $   59,366
                                            ========      =========      =========       ==========      ==========






--------------------------------------------------------------------------------
                             See accompanying notes.

                         PREMIER FINANCIAL BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             Years Ended December 31
                                 (In Thousands)
--------------------------------------------------------------------------------

                                                                           2002             2001            2000
                                                                           ----             ----            ----
Cash flows from operating activities
   Net (loss) income                                                  $     (1,220)    $     2,319      $     1,335
   Adjustments to reconcile net (loss) income
     to net cash from operating activities
       Depreciation                                                          1,320           1,232            1,436
       Provision for loan losses                                             8,796           8,921            4,932
       Amortization, net                                                       314           1,034            1,228
       FHLB stock dividends                                                   (188)           (266)            (311)
       Write-downs of other real estate owned                                1,114             258              617
       Securities (gains) losses, net                                           45            (516)             279
       Gain on the sale of subsidiaries' banking
         operations                                                              -          (8,713)               -
       Changes in
         Interest receivable                                                 1,357             417             (330)
         Other assets                                                          166            (833)            (705)
         Interest payable                                                      (85)         (1,494)             636
         Other liabilities                                                    (242)           (321)             245
                                                                      ------------     -----------      -----------
           Net cash from operating activities                               11,377           2,038            9,362

Cash flows from investing activities
   Purchases of securities available for sale                             (147,256)       (197,441)         (61,664)
   Proceeds from sales of securities available for sale                      6,480          15,438           19,727
   Proceeds from maturities and calls of securities
     available for sale                                                    139,427         207,595           21,985
   Purchases of  securities held to maturity                                     -               -           (1,571)
   Proceeds from maturities and calls of securities
     held to maturity                                                            -               -            2,296
   Purchases of FHLB stock                                                     (50)           (208)             (42)
   Redemption of FHLB stock                                                    104             451                -
   Net change in interest-earning balances with banks                            -             737              897
   Net change in federal funds sold                                          3,690         (21,130)           4,110
   Net change in loans                                                      14,852          14,133          (30,692)
   Purchases of premises and equipment, net                                   (970)           (607)          (1,975)
   Proceeds from sale of other real estate acquired
     through foreclosure                                                     3,148           1,747              584
   Net cash received (paid) related to acquisitions                              -           3,255                -
                                                                      ------------     -----------      -----------
     Net cash from investing activities                                     19,425          23,970          (46,345)



--------------------------------------------------------------------------------
                                   (Continued)

                         PREMIER FINANCIAL BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             Years Ended December 31
                                 (In Thousands)
--------------------------------------------------------------------------------

                                                                           2002             2001            2000
                                                                           ----             ----            ----
Cash flows from financing activities
   Net change in deposits                                             $    (22,557)    $    (7,595)     $    35,569
   Advances from Federal Home Loan Bank                                     14,420          60,361           62,783
   Repayment of Federal Home Loan Bank advances                            (21,682)        (60,252)         (64,743)
   Repayment of other borrowed funds                                        (5,300)         (7,000)               -
   Proceeds from notes payable                                               1,402               -                -
   Net change in agreements to repurchase securities                           331         (14,233)            (729)
   Dividends paid                                                                -               -             (785)
                                                                      ------------     -----------      -----------
     Net cash from financing activities                                    (33,386)        (28,719)          32,095
                                                                      ------------     -----------      -----------

Net change in cash and cash equivalents                                     (2,584)         (2,711)          (4,888)

Cash and cash equivalents at beginning of year                              20,628          23,339           28,227
                                                                      ------------     -----------      -----------

Cash and cash equivalents at end of year                              $     18,044     $    20,628      $    23,339
                                                                      ============     ===========      ===========

Supplemental disclosures of cash flow information:
     Cash paid during the year for -
       Interest                                                       $     20,251     $    34,261      $    39,922
       Income taxes paid (refunded)                                           (280)          4,279            1,115

     Loans transferred to real estate acquired
       through foreclosure                                            $      2,370     $     4,785      $     1,298

     Transfer of securities from held to maturity
       to available for sale                                          $          -     $    18,249      $         -




--------------------------------------------------------------------------------
                             See accompanying notes.

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------


NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of Premier Financial Bancorp, Inc. (the Company) and its wholly-owned subsidiaries:

                                                                                                December 31, 2002
                                                                               Year                       Net Income
                                                                             Acquired         Assets        (Loss)
                                                                             --------         ------      ----------
                                                                                                  (In Thousands)

Citizens Deposit Bank & Trust               Vanceburg, Kentucky                 1991         $ 89,118      $   (994)
Bank of Germantown                          Germantown, Kentucky                1992           26,384          (136)
Citizens Bank (Kentucky), Inc.              Georgetown, Kentucky                1995           84,406        (1,130)
Farmers Deposit Bank                        Eminence, Kentucky                  1996          144,788           975
Ohio River Bank                             Ironton, Ohio                       1998           76,265           743
First Central Bank, Inc.                    Philippi, West Virginia             1998           88,581           692
Boone County Bank, Inc.                     Madison, West Virginia              1998          159,459         1,871
Mt. Vernon Financial Holdings, Inc.         Georgetown, Kentucky                1999            8,092           (51)

The Company also has a data processing subsidiary, Premier Data Services, Inc., and PFBI Capital Trust subsidiary as discussed in Note 13. All intercompany transactions and balances have been eliminated.

Prior period consolidated financial statements have been restated to include the accounts of significant acquisitions. Business combinations are included in the consolidated financial statements from the respective dates of acquisition. Assets and liabilities of financial institutions accounted for as purchases are adjusted to their fair values as of their dates of acquisition. Certain prior amounts have been reclassified to conform with the current year presentation.

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


--------------------------------------------------------------------------------
                                   (Continued)

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------


NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Estimates in the Financial Statements: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The allowance for loan losses, the identification and evaluation of impaired loans, and fair values of financial instruments are particularly subject to change.

Cash Flows: For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and interest-earning balances with banks with an original maturity less than ninety days. Net cash flows are reported for loans, federal funds sold, deposits, and other borrowing transactions.

Securities: The Company classifies its securities portfolio into three categories: trading, securities available for sale and securities held to maturity. Fair value adjustments are made to the securities based on their classification with the exception of the held to maturity category. The Company has no investments classified as trading or held to maturity.

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

Loans: Net loans are stated at the amount of unpaid principal, reduced by unearned income and an allowance for loan losses. Interest income on loans is recognized on the accrual basis except for those loans in a nonaccrual of income status. The accrual of interest on impaired loans is discontinued when management believes, after consideration of economic and business conditions and collection efforts, that the borrowers' financial condition is such that collection of interest is doubtful.



--------------------------------------------------------------------------------
                                   (Continued)

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------


NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

The allowance for loan losses is a valuation allowance for probable incurred credit losses increased by a provision for loan losses charged to expense. The allowance is an amount that management believes will be adequate to absorb probable incurred losses on existing loans based on evaluations of the collectibility of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrowers' ability to pay. Loans are charged against the allowance for loan losses when management believes that the collection of principal is unlikely.

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

Premises and Equipment: Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Depreciation is recorded principally by the straight-line method with useful lives ranging from 3 to 40 years.

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


--------------------------------------------------------------------------------
                                   (Continued)

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------


NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Repurchase Agreements: Substantially all repurchase agreement liabilities represent amounts advanced by various customers. Securities are pledged to cover these liabilities, which are not covered by federal deposit insurance.

Goodwill: Goodwill results from prior business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Upon adopting new accounting guidance on January 1, 2002, the Company ceased amortizing goodwill. Goodwill is assessed at least annually for impairment and any such impairment will be recognized in the period identified. The Company does not have any identifiable intangible assets such as core deposit intangibles. The effect on net income of ceasing goodwill amortization in 2002 was $746,000, net of tax.

Stock Compensation: Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at the date of grant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation.

                                             2002         2001         2000
                                          ---------    ---------    ---------

Net income (loss) as reported             $  (1,220)   $   2,319    $   1,335
Deduct:  Stock-based compensation
   expense determined under fair
   value based method                             -          (17)         (40)
                                          ---------    ---------    ---------
Pro forma net income                      $  (1,220)   $   2,302    $   1,295

Basic earnings per share as reported      $   (0.23)   $    0.44    $    0.26
Pro forma basic earnings per share            (0.23)        0.44         0.25

Diluted earnings per share as reported    $   (0.23)   $    0.44    $    0.26
Pro forma diluted earnings per share          (0.23)        0.44         0.25

There were no options granted during 2002, 2001, or 2000. Future pro forma net income will be negatively impacted should the Company choose to grant additional options.


--------------------------------------------------------------------------------
                                   (Continued)

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------


NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes: Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

Off Balance Sheet Financial Instruments: Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and standby letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

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

Newly Issued But Not Yet Effective Accounting Standards: New accounting standards on asset retirement obligations, restructuring activities and exit costs, operating leases, and early extinguishment of debt were issued in 2002. Management determined that when the new accounting standards are adopted in 2003 they will not have a material impact on the Company's financial condition or results of operations.

Fair Value of Financial Instruments: Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.



--------------------------------------------------------------------------------
                                   (Continued)

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------


NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Industry Segments: All of the Company's operations are considered by management to be aggregated into one reportable operating segment.

Reclassifications: Some items in the prior year financial statements were reclassified to conform to the current presentation.


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



--------------------------------------------------------------------------------
                                   (Continued)

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------


NOTE  3 - REGULATORY MATTERS (Continued)

Subsequently, on January 29, 2003, the Company entered into a written agreement with the FRB which supercedes and rescinds all previous agreements between the Company and the FRB. Among the provisions of the agreement was the continuation of the restriction on the Company's payment of dividends on its common stock without the express written consent of the FRB and the continuation of the restriction on the Company's payment of quarterly distributions on its Trust Preferred Securities without the express written consent of the FRB. Among other provisions, the agreement requires the Company to retain an independent consultant to review its management, directorate and organizational structure, adopt a management plan responsive to such consultant's report, update its management succession plan in accordance with any recommendations in such consultant's report, monitor its subsidiary banks' compliance with bank policies and loan review programs, conduct formal quarterly reviews of its subsidiary Banks' allowances for loan losses, maintain sufficient capital, submit a plan to the FRB for improving consolidated earnings over a three-year period, and submit to the FRB annual projections of planned sources and uses of the Company's cash, including a plan to service its outstanding debt and trust preferred securities. The Company's compliance with the written agreement is to be monitored by a committee, to be organized, consisting of at least three of its outside directors.

Three of the Company's subsidiaries, Citizens Deposit Bank & Trust, Bank of Germantown and Citizens Bank (Kentucky), Inc. have entered into similar agreements with their respective primary regulators which, among other things, prohibit the payment of dividends without prior written approval and requires significant changes in their credit administration policies.

These agreements, which require periodic reporting, will remain in force until the regulators are satisfied that the Company and the banks have fully complied with the terms of the agreement.


NOTE 4 - RESTRICTIONS ON CASH AND DUE FROM BANKS

Included in cash and due from banks are certain non-interest bearing deposits that are held at the Federal Reserve or maintained in vault cash in accordance with average balance requirements specified by the Federal Reserve Board of Governors. The balance requirement at December 31, 2002 and 2001 was $3.6 million and $2.5 million.



--------------------------------------------------------------------------------
                                   (Continued)

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------


NOTE  5 -SECURITIES

Amortized cost and fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows (in thousands):

                                                   Amortized         Unrealized        Unrealized          Fair
                                                     Cost               Gains            Losses            Value
                                                 -----------         --------         ---------         -----------
2002
   U. S. Treasury securities                     $       399         $      8         $       -         $       407
   U. S. agency securities                           120,660            1,256                 -             121,916
   Obligations of states and political
     subdivisions                                     17,794              827               (11)             18,610
   Mortgage-backed securities                          7,369              279                 -               7,648
   Corporate securities                                9,036               16                 -               9,052
                                                 -----------         --------         ---------         -----------

     Total available for sale                    $   155,258         $  2,386         $     (11)        $   157,633
                                                 ===========         ========         =========         ===========


2001
   U. S. Treasury securities                     $     1,151         $     21         $       -         $     1,172
   U. S. agency securities                           115,954            1,029               (63)            116,920
   Obligations of states and political
     subdivisions                                     18,884              411               (70)             19,225
   Mortgage-backed securities                          8,223               37                (9)              8,251
   Corporate securities                                9,128               94               (26)              9,196
   Other securities                                      927                -              (125)                802
                                                 -----------         --------         ---------         -----------

     Total available for sale                    $   154,267         $  1,592         $    (293)        $   155,566
                                                 ===========         ========         =========         ===========

Upon adoption of Financial Accounting Standards Board Statement 133 on January 1, 2001, all of the Company's securities classified as held to maturity were reclassified as available for sale.




--------------------------------------------------------------------------------
                                   (Continued)

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------


NOTE  5 -SECURITIES (Continued)

The amortized cost and fair value of securities at December 31, 2002 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                               Amortized               Fair
                                                 Cost                  Value
                                                        (In Thousands)
Available for sale
   Due in one year or less                    $    34,487           $    34,623
   Due after one year through five years          101,598               103,042
   Due after five years through ten years           9,663                10,110
   Due after ten years                              2,141                 2,210
   Mortgage-backed securities                       7,369                 7,648
                                              -----------           -----------

     Total available for sale                 $   155,258           $   157,633
                                              ===========           ===========

Proceeds from sales of securities during 2002, 2001 and 2000 were $6.5 million, $15.4 million and $19.7 million. Gross gains of $68,000, $545,000 and $7,000, and gross losses of $113,000, $29,000 and $286,000 were realized on those sales.

Securities with an approximate carrying value of $90.0 million and $87.5 million at December 31, 2002 and 2001 were pledged to secure public deposits, trust funds, securities sold under agreements to repurchase and for other purposes as required or permitted by law.



NOTE  6 - LOANS

Loans at year-end were as follows (in thousands):
                                                    2002               2001
                                                ------------       ------------

Commercial, secured by real estate              $    120,306       $    117,692
Commercial, other                                     64,014             70,315
Real estate construction                              11,924             15,751
Residential real estate                              156,215            164,810
Agricultural                                           8,862              9,613
Consumer and home equity                              71,075             79,571
Other                                                  2,741                989
                                                ------------       ------------

                                                $    435,137       $    458,741
                                                ============       ============


--------------------------------------------------------------------------------
                                   (Continued)

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------


NOTE  6 - LOANS (Continued)

Certain directors and executive officers of the Banks and companies, in which they have beneficial ownership, were loan customers of the Banks during 2002 and 2001. Such loans were made in the ordinary course of business at the Banks' normal credit terms and interest rates.

An analysis of the 2002 activity with respect to all director and executive officer loans is as follows (in thousands):

Balance, December 31, 2001                                         $     11,685
Additions, including loans now meeting disclosure
   requirements                                                           9,562
Amounts collected, including loans no longer meeting
   disclosure requirements                                               (5,149)
                                                                   ------------

Balance, December 31, 2002                                         $     16,098
                                                                   ============

Activity in the allowance for loan losses was as follows (in thousands):

                                                2002        2001         2000
                                              --------    --------     --------

Balance, beginning of year                    $  8,946    $  7,821     $  6,812
Allowance related to acquired
  or disposed subsidiaries                           -        (266)           -
Loans charged off                               (7,451)     (8,150)      (4,382)
Recoveries                                       1,069         620          459
Provision for loan losses                        8,796       8,921        4,932
                                              --------    --------     --------

Balance, end of year                          $ 11,360    $  8,946     $  7,821
                                              ========    ========     ========

Impaired loans were as follows. There were no impaired loans without an allowance allocation for the periods presented.

                                                2002        2001         2000
                                              --------    --------     --------
                                                     (In Thousands)

Impaired loans at year end                    $  8,949    $  5,114     $  4,661
Amount of the allowance for
  loan losses allocated                          3,016       1,724          742
Average of impaired loans during the year        5,215       5,481        3,993
Interest income recognized during impairment       205         236           89
Cash-basis interest income recognized              189         190           34



--------------------------------------------------------------------------------
                                   (Continued)

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------


NOTE  6 - LOANS (Continued)

Nonperforming loans at year end were as follows:
                                                2002        2001         2000
                                              --------    --------     --------
                                                     (In Thousands)

  Loans past due over 90 days
    still on accrual                          $  1,399    $  5,948     $  2,196
  Nonaccrual loans                              10,588       9,307        7,840
  Restructured loans                               293         275          689

Nonperforming loans include impaired loans and smaller balance homogeneous loans, such as residential mortgage and consumer loans, that are collectively evaluated for impairment.



NOTE  7 - PREMISES AND EQUIPMENT

Year-end premises and equipment were as follows (in thousands):
                                                    2002               2001
                                                ------------       ------------

Land and improvements                           $      2,421       $      2,402
Buildings and leasehold improvements                   8,749              8,494
Furniture and equipment                                8,828              8,239
                                                ------------       ------------
                                                      19,998             19,135
Less: accumulated depreciation                        (8,313)            (7,100)
                                                ------------       ------------

                                                $     11,685       $     12,035
                                                ============       ============

NOTE 8 - GOODWILL

The balance of goodwill as of December 31, 2002 and 2001 was $16,044,000. Goodwill is no longer amortized starting in 2002. The effect of not amortizing goodwill is summarized as follows (in thousands, except per share data):


                                                2002        2001         2000
                                              --------    --------     --------

Reported net income (loss)                    $ (1,220)   $  2,319     $  1,335
  Add back:  goodwill amortization, net of tax       -         877        1,037
                                              --------    --------     --------
  Adjusted net income (loss)                  $ (1,220)   $  3,196     $  2,372
                                              ========    ========     ========

Basic earnings per share:
  Reported net income (loss)                  $  (0.23)   $   0.44     $   0.26
  Add back:  goodwill amortization, net of tax       -        0.17         0.19
                                              --------    --------     --------
  Adjusted net income (loss)                  $  (0.23)   $   0.61     $   0.45
                                              ========    ========     ========


--------------------------------------------------------------------------------
                                   (Continued)

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------


NOTE 8 - GOODWILL (Continued)

                                                2002        2001         2000
                                              --------    --------     --------
Diluted earnings per share:
  Reported net income (loss)                  $  (0.23)   $   0.44     $   0.26
  Add back:  goodwill amortization, net of tax       -        0.17         0.19
                                              --------    --------     --------
  Adjusted net income (loss)                  $  (0.23)   $   0.61     $   0.45
                                              ========    ========     ========

NOTE 9 - DEPOSITS

At December 31, 2002, the scheduled maturities of time deposits are as follows (in thousands):

           2003                                       $    150,621
           2004                                             46,618
           2005                                             23,653
           2006                                              6,847
           2007 and thereafter                               8,858
                                                      ------------

                                                      $    236,597
                                                      ============

Certain directors and executive officers of the Banks and companies, in which they have beneficial ownership, were deposit customers of the Banks during 2002 and 2001. The balance of such deposits at December 31, 2002 and 2001 were approximately $14,813,000 and $9,926,000.


NOTE 10 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase generally mature within one to ninety days from the transaction date. Information concerning securities sold under agreements to repurchase is summarized as follows (in thousands):
                                                    2002               2001
                                                ------------       ------------

Year-end balance                                $      5,851       $      5,520

Average balance during the year                 $      5,607       $      7,518

Average interest rate during the year                   1.76%              4.44%

Maximum month-end balance during the year       $      5,851       $     11,135

Weighted average interest rate at year-end              1.43%              1.76%


--------------------------------------------------------------------------------
                                   (Continued)

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------


NOTE 11 - FEDERAL HOME LOAN BANK ADVANCES

The Banks own stock of the Federal Home Loan Bank (FHLB) of Cincinnati, Ohio. This stock allows the Banks to borrow advances from the FHLB.

All advances are paid either on a monthly basis or at maturity, over remaining terms of one to thirteen years, with interest rates ranging from 1.51% to 8.45%. Advances are secured by the FHLB stock and substantially all single family first mortgage loans of the participating Banks. Scheduled principal payments due on advances during the five years subsequent to December 31, 2002 are as follows (in thousands):

           2003                              $    6,571
           2004                                   1,272
           2005                                     866
           2006                                     912
           2007                                     937
           Thereafter                            12,975
                                             ----------

                                             $   23,533
                                             ==========


NOTE 12 - NOTES PAYABLE AND OTHER BORROWED FUNDS

In 2001, the Company entered into a promissory note with a commercial bank which is secured by Boone County Bank common stock. The interest rate is prime rate, and all accrued interest and principal are due at maturity on March 27, 2003. The outstanding balance at December 31, 2002 was $1.7 million and the interest rate was 4.25%.

At December 31, 2001, The Company had a line of credit with a commercial bank of $20 million. The balance on this line of credit at year-end 2001 was $8 million. During 2002, the line of credit expired, and the Company now has a note payable with the same commercial bank. The collateral for the note is the common stock of all of the Company's subsidiary banks except for Boone County Bank and a second lien on the common stock of Boone County Bank. The interest rate is prime rate plus 0.75% and the note matures on October 15, 2004. Accrued interest and principal payments of $300,000 are due each quarter with the remaining principal and accrued interest due at maturity, thus principal payments of $1.2 million are due in 2003 and the remaining principal is due in 2004. The outstanding balance at December 31, 2002 was $6 million and the interest rate was 5.00%.




--------------------------------------------------------------------------------
                                   (Continued)

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------


NOTE 12 - NOTES PAYABLE AND OTHER BORROWED FUNDS (Continued)

In addition to the notes with commercial banks described above, during 2002, the Company also entered into notes payable with the Company's Chairman of the Board and President. Due to the restriction on the Company to pay its Trust Preferred distributions as discussed in Note 13, the Company reached an agreement with the FRB whereby the Company's Chairman of the Board, who is also the Company's largest shareholder, agreed to loan the Company the amount of the distribution, $701,000, so that the Company, with the FRB's approval, could make their second quarter 2002 distribution. A similar agreement was reached with the FRB for the payment of the distribution due for the third quarter 2002. The Company's President, who is also a director, agreed to loan the Company the amount of the distribution, $701,000. Thus, the balance of notes payable at December 31, 2002, was $1,402,000. Both loans are unsecured at a zero percent interest rate with no defined maturity date. The loans cannot be repaid without the prior approval of the FRB.

NOTE  13 - GUARANTEED PREFERRED BENEFICIAL INTERESTS IN COMPANY'S
                DEBENTURES

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

As previously disclosed, pursuant to an agreement entered into with the Federal Reserve Bank (FRB) described in Note 3, the Company is required to request approval for the payment of distributions due on the Trust Preferred Securities. As part of a Debt Reduction and Profitability plan presented on January 6, 2003, the Company requested and received approval from the FRB to redeem $3,000,000 of the $28,750,000 outstanding Trust Preferred Securities. Thus, on February 24, 2003, the Company announced its plans to redeem $3,000,000 (120,000 shares) of its 9.75% Trust Preferred Securities as of March 31, 2003; however, the FRB denied the Company's request to make distributions on the remaining Trust Preferred Securities for the first quarter of 2003.



--------------------------------------------------------------------------------
                                   (Continued)

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------


NOTE  13 - GUARANTEED PREFERRED BENEFICIAL INTERESTS IN COMPANY'S
                DEBENTURES (Continued)

Premier exercised its right to defer the payment of interest on its 9.75% Trust Preferred Securities for December 31, 2002, March 31, 2003, and for an indefinite period, which can be no longer than 20 consecutive quarterly periods. This and any future deferred distributions will begin to accrue interest at an annual rate of 9.75% which will be paid when the deferred distributions are ultimately paid. Management of Premier does not expect to resume payments on the Subordinated Debentures or the Trust Preferred until the Federal Reserve Bank of Cleveland determines that Premier has achieved adequate and sustained levels of profitability to support such payments and approves such payments.


NOTE  14 - INCOME TAXES

The components of the provision (benefit) for income taxes are as follows (in thousands):

                                                2002        2001         2000
                                              --------    --------     --------

Current                                       $   (407)   $  4,298     $    794
Deferred                                          (617)       (913)        (478)
                                              --------    --------     --------
                                              $ (1,024)   $  3,385     $    316
                                              ========    ========     ========

The Company's deferred tax assets and liabilities at December 31 are shown below (in thousands). No valuation allowance for the realization of deferred tax assets is considered necessary.

                                                         2002            2001
                                                      ---------       ---------
Deferred tax assets
   Allowance for loan losses                          $   3,862       $   3,132
   Write-downs of other real estate owned                   468             265
   Other                                                    166             152
                                                      ---------       ---------
     Total deferred tax assets                            4,496           3,549

Deferred tax liabilities
   Depreciation                                       $     315       $     391
   Federal Home Loan Bank dividends                         478             442
   Unrealized gain on investment securities                 808             442
   Amortization of intangibles                              638             202
   Other                                                     51             117
                                                      ---------       ---------
       Total deferred tax liabilities                     2,290           1,594
                                                      ---------       ---------

Net deferred tax asset, included in other assets      $   2,206       $   1,955
                                                      =========       =========


--------------------------------------------------------------------------------
                                   (Continued)

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------


NOTE  14 - INCOME TAXES (Continued)

An analysis of the differences between the effective tax rates and the statutory U.S. federal income tax rate is as follows (in thousands):

                                                  2002                      2001                      2000
                                          -------------------        ------------------        ------------------

U. S. federal income tax rate             $    (763)    34.0%        $  1,939     34.0%        $     561    34.0%

Changes from the statutory rate
   Tax-exempt investment income                (309)   (13.8)            (394)    (6.9)             (445)  (27.0)
   Non-deductible interest expense
     related to carrying tax-exempt
     investments                                 39      1.7               60      1.0                73     4.4
   Tax credits                                  (71)    (3.2)             (71)    (1.3)              (71)   (4.3)
   Goodwill amortization and
     disposal                                     -      -              1,758     30.8               206    12.5
   Other                                         80      3.6               93      1.7                (8)   (0.5)
                                          ---------    -----         --------    -----         ---------   -----

                                          $  (1,024)   (45.7)%       $  3,385     59.3%        $     316    19.1%
                                          =========    =====         ========    =====         =========   =====


NOTE  15 - EMPLOYEE BENEFIT PLANS

The Company has qualified profit sharing plans that cover substantially all employees. Contributions to the plans consist of a Company match and additional amounts are at the discretion of the Company's Board of Directors. Total contributions to the plans were $215,000, $264,000 and $276,000 in 2002, 2001 and 2000.

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



--------------------------------------------------------------------------------
                                   (Continued)

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------


NOTE  15 - EMPLOYEE BENEFIT PLANS (Continued)

A summary of the Company's stock option activity is as follows:

                                          ---------2002---------   ---------2001---------    ----------2000----------
                                                       Weighted                 Weighted                   Weighted
                                                        Average                  Average                    Average
                                                       Exercise                 Exercise                   Exercise
                                            Options      Price       Options      Price       Options        Price

Outstanding at beginning of year             62,000    $  13.71       62,000     $ 13.71       62,000      $  13.71
Forfeitures                                 (27,000)      13.30            -           -            -             -
                                            -------                  -------                   ------

Outstanding at year end                      35,000    $  14.03       62,000     $ 13.71       62,000      $  13.71
                                            =======                  =======                   ======

Exercisable at year end                      35,000                   62,000                   58,000
Weighted average remaining life                 4.4                      5.3                      6.3


NOTE  16 - RELATED PARTY TRANSACTIONS

During 2002, 2001, and 2000, the Company paid approximately $418,000, $437,000, and $391,000 for printing, supplies, furniture, and equipment to a company affiliated by common ownership. The Company also paid this affiliate approximately $1,452,000, $1,199,000, and $1,066,000 in 2002, 2001, and 2000 to
permit the Company's employees to participate in its employee medical benefit plan.



--------------------------------------------------------------------------------
                                   (Continued)

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------


NOTE  17 - EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the earnings per common share and earnings per common share assuming dilution computations for 2002, 2001 and 2000 is presented below (in thousands, except per share data):

                                                2002        2001         2000
                                              --------    --------     --------
Basic earnings per share
   Net (loss) income available to common
     stockholders                             $ (1,220)   $  2,319     $  1,335
   Weighted average common shares
     outstanding                                 5,232       5,232        5,232
                                              --------    --------     --------
   Earnings per share                         $  (0.23)   $   0.44     $   0.26
                                              ========    ========     ========

Diluted earnings per share
   Net (loss) income available to common
     stockholders                             $ (1,220)   $  2,319     $  1,335
   Weighted average common shares
     outstanding                                 5,232       5,232        5,232
   Add dilutive effects of assumed exercise
     of stock options                                -           -            -
                                              --------    --------     --------

   Weighted average common and dilutive
     potential common shares outstanding         5,232       5,232        5,232
                                              --------    --------     --------
   Earnings per share assuming dilution       $  (0.23)   $   0.44     $   0.26
                                              ========    ========     ========

Stock options for 35,000 shares of common stock for 2002, and 62,000 shares for 2001 and 2000 were not included in the computation of earnings per share assuming dilution because their impact was anti-dilutive.



--------------------------------------------------------------------------------
                                   (Continued)

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------


NOTE  18 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values of the Company's financial instruments at year-end are as follows (in thousands):

                                            --------------2002-------------         -------------2001--------------
                                               Carrying              Fair             Carrying             Fair
                                                Amount               Value             Amount              Value
Financial assets
  Cash and due from banks                   $    18,044         $    18,044         $    20,628         $    20,628
  Federal funds sold                             29,827              29,827              33,517              33,517
  Securities available for sale                 157,633             157,633             155,566             155,566
  Loans, net                                    423,777             424,558             449,795             453,897
  Federal Home Loan Bank and
    Federal Reserve Bank stock                    4,395               4,395               4,261               4,261
  Interest receivable                             6,485               6,485               7,842               7,842

Financial liabilities
  Deposits                                  $  (547,974)        $  (558,974)        $  (570,531)        $  (575,252)
  Securities sold under agreements
    to repurchase                                (5,851)             (5,851)             (5,520)             (6,005)
  Federal Home Loan Bank advances               (23,533)            (25,322)            (30,795)            (32,492)
  Other borrowed funds                           (7,700)             (7,700)            (13,000)            (13,000)
  Notes payable                                  (1,402)             (1,345)                  -                   -
  Guaranteed preferred beneficial
    interests in Company's debentures           (28,750)            (25,417)            (28,750)            (27,888)
  Interest payable                               (1,818)             (1,818)             (1,903)             (1,903)

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



--------------------------------------------------------------------------------
                                   (Continued)

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------


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

At December 31, 2002 and 2001, the Banks had the following financial instruments whose approximate contract amounts represent credit risk (in thousands):

                                                         2002            2001
                                                      ---------       ---------

Standby letters of credit                             $     702       $     890

Commitments to extend credit:
    Fixed                                             $   9,833       $  17,021
    Variable                                             15,108           7,038

Standby letters of credit represent conditional commitments issued by the Banks to guarantee the performance of a third party. The credit risk involved in issuing these letters of credit is essentially the same as the risk involved in extending loans to customers. Collateral held varies but primarily includes real estate and certificates of deposit. Some letters of credit are unsecured.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Outstanding commitments are at current market rates. Fixed rate loan commitments have interest rates ranging from 3% to 18%. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Banks evaluate each customer's creditworthiness on a case-by-case basis. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Collateral held varies but may include accounts receivable, inventory, property and equipment, and income producing properties.



--------------------------------------------------------------------------------
                                   (Continued)

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------


NOTE  20 - LEGAL PROCEEDINGS

Legal proceedings involving the Company and its subsidiaries periodically arise in the ordinary course of business, including claims by debtors and their related interests against the Company's subsidiaries following initial collection proceedings. These legal proceedings sometimes can involve claims for substantial damages. At December 31, 2002, management is unaware of any legal proceedings, of which the ultimate result would have a material adverse effect upon the consolidated financial statements of the Company.


NOTE  21 - STOCKHOLDERS' EQUITY

The Company's principal source of funds for dividend payments is dividends received from the subsidiary Banks. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year's net profits, as defined, combined with the retained net profits of the preceding two years, subject to the capital requirements and additional restrictions as discussed below. During 2003, the Banks could, without prior approval, declare dividends of approximately $3.1 million plus any 2003 net profits retained to the date of the dividend declaration.

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

These quantitative measures established by regulation to ensure capital adequacy require the Company and Banks to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2002, the Company and the Banks meet all quantitative capital adequacy requirements to which they are subject.



--------------------------------------------------------------------------------
                                   (Continued)

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------


NOTE  21 - STOCKHOLDERS' EQUITY (Continued)

The capital amounts and classifications are also subject to qualitative judgments by the regulators. As a result of these qualitative judgments, the Company and three of the Company's subsidiaries have entered into agreements with the applicable regulatory authorities which provide for additional restrictions on their respective capital levels and the payment of dividends. The Company entered into an agreement with the Federal Reserve Bank (FRB), as discussed in Note 3, restricting the Company from declaring or paying dividends without prior approval from the FRB. An additional provision of this agreement requires prior approval from the FRB before the Company increases its borrowings or incurs any debt. This agreement is in effect until terminated by the FRB.


Citizens Deposit Bank (Citizens Deposit) entered into a Written Agreement with the FRB on September 29, 2000 restricting Citizens from declaring or paying dividends without prior approval. This agreement is in effect until terminated by the FRB. Citizens Deposit's Tier I capital to average assets was 10.9% at December 31, 2002.

Bank of Germantown (Germantown) entered into an agreement with the Kentucky Department of Financial Institutions (KDFI) and the Federal Deposit Insurance Corporation (FDIC) on June 13, 2000 restricting Germantown from declaring or paying dividends, without prior approval, if its Tier I capital to average assets falls below 8%. This agreement is in effect until terminated by the KDFI and FDIC. Germantown's Tier I capital to average assets was 7.6% at December 31, 2002.

Citizens Bank of Kentucky (Citizens) entered into an agreement with the Kentucky Department of Financial Institutions (KDFI) and the Federal Deposit Insurance Corporation (FDIC) on September 11, 2002. Among other things, the agreement restricts the Company from paying dividends without prior approval and requires that the Bank maintain a Tier I capital to average assets ratio of not less than 7.5%. This agreement will remain in effect until terminated by the KDFI and FDIC. Citizen's Tier I capital to average assets was 8.7% as of December 31, 2002.

As of December 31, 2002, the most recent notification from the Federal Reserve Bank categorized the Company and its subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum Total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Company's category.



--------------------------------------------------------------------------------
                                   (Continued)

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------


NOTE  21 - STOCKHOLDERS' EQUITY (Continued)

The Company's and the four largest subsidiary Banks' capital amounts and ratios as of December 31, 2002 and 2001 are presented in the table below (in thousands):

                                                                                               To Be Well Capitalized
                                                                            For Capital        Under Prompt Corrective
                                                       Actual            Adequacy Purposes        Action Provisions
                    2002                          Amount      Ratio       Amount       Ratio      Amount       Ratio
                    ----
Total Capital (to Risk-Weighted Assets):
   Consolidated                                  $  75,994     17.5%     $  34,664      8%       $  43,330     10%
   Boone County Bank                                15,635     17.6          7,112      8            8,890     10
   Farmers Deposit Bank                             16,862     16.2          8,350      8           10,438     10
   Citizens Deposit Bank                            10,766     16.7          5,167      8            6,458     10
   Citizens Bank (Kentucky), Inc.                    8,218     14.7          4,487      8            5,609     10

Tier I Capital (to Risk-Weighted Assets):
     Consolidated                                $  61,020     14.1%     $  17,332      4%       $  25,998      6%
   Boone County Bank                                14,556     16.4          3,556      4            5,334      6
   Farmers Deposit Bank                             15,552     14.9          4,175      4            6,263      6
   Citizens Deposit Bank                             9,932     15.4          2,583      4            3,875      6
   Citizens Bank (Kentucky), Inc.                    7,492     13.4          2,243      4            3,365      6

Tier I Capital (to Average Assets):
     Consolidated                                $  61,020      9.1%     $  26,731      4%       $  33,414      5%
   Boone County Bank                                14,556      9.5          6,102      4            7,628      5
   Farmers Deposit Bank                             15,552     10.9          5,710      4            7,137      5
   Citizens Deposit Bank                             9,932     10.9          3,662      4            4,577      5
   Citizens Bank (Kentucky), Inc.                    7,492      8.7          3,431      4            4,289      5

                    2001
Total Capital (to Risk-Weighted Assets):
   Consolidated                                  $  77,554     16.6%     $  37,313      8%       $  46,641     10%
   Boone County Bank                                14,463     16.5          7,021      8            8,776     10
   Farmers Deposit Bank                             16,751     15.5          8,655      8           10,819     10
   Citizens Deposit Bank                            11,809     15.4          6,118      8            7,648     10
   Citizens Bank (Kentucky), Inc.                    9,522     13.4          5,703      8            7,129     10

Tier I Capital (to Risk-Weighted Assets):
    Consolidated                                 $  62,620     13.4%     $  18,656      4%       $  27,985      6%
   Boone County Bank                                13,485     15.4          3,510      4            5,266      6
   Farmers Deposit Bank                             15,577     14.4          4,327      4            6,491      6
   Citizens Deposit Bank                            10,845     14.2          3,059      4            4,589      6
   Citizens Bank (Kentucky), Inc.                    8,622     12.1          2,851      4            4,277      6

Tier I Capital (to Average Assets):
    Consolidated                                 $  62,620      8.5%     $  29,468      4%       $  36,835      5%
   Boone County Bank                                13,485      9.0          5,999      4            7,499      5
   Farmers Deposit Bank                             15,577     10.9          5,703      4            7,129      5
   Citizens Deposit Bank                            10,845      9.9          4,395      4            5,494      5
   Citizens Bank (Kentucky), Inc.                    8,622      8.2          4,184      4            5,230      5


--------------------------------------------------------------------------------
                                   (Continued)

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------


NOTE  22 - PARENT COMPANY FINANCIAL STATEMENTS

                            Condensed Balance Sheets
                                   December 31
                                 (In Thousands)
                                                         2002            2001
                                                      ---------       ---------
ASSETS
Cash                                                  $   7,961     $       711
Investment in subsidiaries                               88,219          98,429
Securities available for sale                                 -               5
Premises and equipment                                    1,049           1,080
Real estate acquired through foreclosure                    225             380
Other assets                                              1,242           1,348
                                                      ---------       ---------

Total assets                                          $  98,696       $ 101,953
                                                      =========       =========


LIABILITIES AND STOCKHOLDERS' EQUITY
Other liabilities                                     $   1,478       $     328
Notes payable                                             1,402              -
Guaranteed preferred beneficial interests in
   Company's debentures                                  28,750          28,750
Other borrowed funds                                      7,700          13,000
                                                      ---------       ---------
   Total liabilities                                     39,330          42,078


Stockholders' equity
   Preferred stock                                            -               -
   Common stock                                           1,103           1,103
   Surplus                                               43,445          43,445
   Retained earnings                                     13,250          14,470
   Accumulated other comprehensive income                 1,568             857
                                                      ---------       ---------
       Total stockholders' equity                        59,366          59,875
                                                      ---------       ---------

Total liabilities and stockholders' equity            $  98,696       $ 101,953
                                                      =========       =========



--------------------------------------------------------------------------------
                                   (Continued)

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------


NOTE  22 - PARENT COMPANY FINANCIAL STATEMENTS (Continued)

                       Condensed Statements of Operations
                             Years Ended December 31

                                                       (In Thousands)
                                                2002        2001         2000
                                              --------    --------     --------
Income
   Dividends from subsidiaries                $  8,025    $ 10,538     $  3,775
   Interest and dividend income                      -          58          229
   Other income                                      5          70           15
                                              --------    --------     --------
     Total income                                8,030      10,666        4,019

Expenses
   Interest expense                              3,313       4,137        4,507
   Salaries and employee benefits                  552         914        1,459
   Other expenses                                1,226         852          927
                                              --------    --------     --------
     Total expenses                              5,091       5,903        6,893

Income (loss) before income taxes and equity
   in undistributed income of subsidiaries       2,939       4,763       (2,874)

Income tax expense (benefit)                    (1,729)     (1,976)      (2,315)
                                              --------    --------     --------

Income (loss) before equity in undistributed
   income of subsidiaries                        4,668       6,739         (559)

Equity in undistributed income of subsidiaries  (5,888)     (4,420)       1,894
                                              --------    --------     --------

Net income (loss)                             $ (1,220)   $  2,319     $  1,335
                                              ========    ========     ========











--------------------------------------------------------------------------------
                                   (Continued)

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------


NOTE  22 - PARENT COMPANY FINANCIAL STATEMENTS (Continued)

                       Condensed Statements of Cash Flows
                             Years Ended December 31
                                                       (In Thousands)
                                                2002        2001         2000
                                              --------    --------     --------
Cash flows from operating activities
   Net income (loss)                          $ (1,220)   $ 2,319      $  1,335
   Adjustments to reconcile net (loss)
     income to net cash from operating
     activities
       Depreciation                                 83          83           76
       Write-down of other real estate owned       155           -          110
       Securities (gains) losses, net                1         (60)           -
       Equity in undistributed
         income of subsidiaries                  5,888       4,420       (1,894)
       Change in other assets                      106         139           20
       Change in other liabilities               1,151        (999)         758
                                              --------    --------     --------
         Net cash from operating activities      6,164       5,902          405

Cash flows from investing activities
   Capital contributed to subsidiaries            (128)       (880)         (21)
   Proceeds from liquidation of subsidiary       5,160           -            -
   Proceeds from sale of securities                  4       2,060            -
   Purchase of premises and equipment              (52)       (284)         (80)
   Proceeds from sale of fixed assets                -          96          682
                                              --------    --------     --------
     Net cash from investing activities          4,984         992          581

Cash flows from financing activities
   Dividends paid                                    -           -         (785)
   Proceeds from notes payable                   1,402           -            -
   Payments of other borrowed funds             (5,300)     (7,000)           -
                                              --------    --------     --------
     Net cash from financing activities         (3,898)     (7,000)        (785)

Net change in cash and cash equivalents          7,250        (106)         201

Cash and cash equivalents at beginning of year     711         817          616
                                              --------    --------     --------

Cash and cash equivalents at end of year      $  7,961    $    711     $    817
                                              ========    ========     ========



--------------------------------------------------------------------------------
                                   (Continued)

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------


NOTE  23 - QUARTERLY FINANCIAL DATA (UNAUDITED)

                                 Interest        Net Interest          Net              Earnings per Share
                                  Income            Income           Income         Basic          Fully Diluted
2002
    First Quarter               $    11,546     $    5,974        $      644      $   .12        $      .12
    Second Quarter                   11,345          6,150            (1,380)        (.26)             (.26)
    Third Quarter                    10,925          6,046              (839)        (.16)             (.16)
    Fourth Quarter                   10,624          6,120               355          .07               .07

2001
    First Quarter               $    15,796     $    6,354        $    1,224      $   .23        $      .23
    Second Quarter                   14,999          6,410              (705)        (.13)             (.13)
    Third Quarter                    14,243          6,240                46          .01               .01
    Fourth Quarter                   13,004          6,270             1,754          .33               .33

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


Item 10, 11, 12 and 13.  Directors and Executive Officers of the Registrant;
----------------------------------------------------------------------------
         Executive Compensation; Security Ownership of Certain Beneficial Owners
         -----------------------------------------------------------------------
         and Management; and Certain Relationships and Related Transactions
         ------------------------------------------------------------------

         The information required by these Items is omitted because the Company is filing a definitive proxy statement pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report which includes the required information. The required information contained in the Company's proxy statement is incorporated herein by reference.



Item 14.  Controls and Procedures
---------------------------------

        Premier management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------------------------------------------------------------------------

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

             10.3                Premier Financial Bancorp, Inc.'s 2002 Employee Stock Ownership Incentive Plan, filed as Annex A to definitive proxy statement dated May 17, 2002, filed on April 30, 2002 with the Commission, is incorporated herein by reference.

             10.4                Premier Financial Bancorp, Inc. written agreement with the Federal Reserve Bank of Cleveland dated January 29, 2003.

             21                  Subsidiaries of registrant

             99.1                Certification Pursuant to 18 U.S.C ss.1350, as adopted pursuant to Section 906 of the Sarbanes-
                                 Oxley Act of 2002, by Chief Executive Officer

             99.2                Certification Pursuant to 18 U.S.C ss.1350, as adopted pursuant to Section 906 of the Sarbanes-
                                 Oxley Act of 2002, by Chief Financial Officer


 (b)   Reports on Form 8-K

       On December 5, 2002 an 8-K was filed relating to Premier exercising its right to defer the payment of interest on its 9.75% Junior Subordinated Deferrable Interest Debentures related to the Trust Preferred Securities, for an indefinite period (which can be no longer than 20 consecutive quarterly periods)

       On January 29, 2003 an 8-K was filed relating to a written agreement Between Premier and the Federal Reserve Bank of Cleveland. The agreement was entered into in recognition of their common goal to restore the financial soundness of Premier. Among the provisons of the agreement was the continuation of the restriction on Premier's payment of dividends on its common stock (PFBI) without the express written consent of the Federal
Reserve Bank of Cleveland and the continuation of the restriction on Premier's payment of quarterly distributions on its Trust Preferred Securities (PFBIP) without the express written consent of the Federal Reserve Bank of Cleveland.

     On February 24, 2003 an 8-K was filed relating to Premier issuing a news release announcing that it intend to redeem $3,000,000 (120,000 shares) of its PFBI Capital Trust 9.75% Preferred Securities ("Trust Preferred Securities") as of March 31, 2003. Premier also announced that the first quarter distribution on the remaining Trust Preferred Securities scheduled for March 31, 2003, as well as future distributions on the Trust Preferred Securities, will be deferred.

                PRINCIPAL EXECUTIVE OFFICER CERTIFICATION
                     PURSUANT TO SECTION 302 OF
                   THE SARBANES-OXLEY ACT OF 2002


I, Robert W. Walker, President and CEO of Premier Financial Bancorp, Inc. certify that:

1. I have reviewed this annual report on Form 10-K of Premier Financial Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
       c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

/s/ Robert W. Walker

Robert W. Walker
President & Chief Executive Officer

               PRINCIPAL FINANCIAL OFFICER CERTIFICATION
                     PURSUANT TO SECTION 302 OF
                   THE SARBANES-OXLEY ACT OF 2002


I, Brien M. Chase, Vice President and CFO of Premier Financial Bancorp, Inc. certify that:

1. I have reviewed this annual report on Form 10-K of Premier Financial Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
       c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

/s/ Brien M. Chase

Brien M. Chase
Vice President & Chief Financial Officer

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Huntington, State of West Virginia, on the 27th day of March, 2003.

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


March 19, 2003     /s/ Robert W. Walker        Principal Executive and Director
                   ------------------------
                   Robert W. Walker


March 19, 2003     /s/ Brien M. Chase          Principal Financial and
                   ------------------------    Accounting Officer
                   Brien M. Chase


March 19, 2003     /s/ Toney K. Adkins         Director
                   ------------------------
                   Toney K. Adkins


March 19, 2003     /s/ Hosmer A. Brown, III    Director
                   ------------------------
                   Hosmer A. Brown, III


March 19, 2003     /s/ Edsel Burns             Director
                   ------------------------
                   Edsel Burns


March __, 2003                                 Director
                   ------------------------
                   Charles R. Hooten, Jr.


March 19, 2003    /s/ E. V. Holder, Jr.        Director
                  -------------------------
                  E. V. Holder, Jr.


March 19, 2003    /s/ Wilbur M. Jenkins        Director
                  -------------------------
                  Wilbur M. Jenkins


March 19, 2003    /s/ Keith F. Molihan         Director
                  -------------------------
                  Keith F. Molihan


March 19, 2003    /s/ Marshall T. Reynolds     Chairman of the Board
                  -------------------------
                  Marshall T. Reynolds


March 19, 2003    /s/ Neal Scaggs              Director
                  -------------------------
                  Neal Scaggs

March 19, 2003    /s/ Thomas W. Wright         Director
                  -------------------------
                  Thomas W. Wright