Form 10-Q
period 2003-03-31
PREMIER FINANCIAL BANCORP INC
filed 2003-05-15
CIK 887919

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2003

                                       or

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to filing requirements for the past 90 days. Yes [X] No [ ].

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [ ] No [X].

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

      Common stock - 5,232,230 shares outstanding at April 30, 2003

                         PREMIER FINANCIAL BANCORP, INC.


PART I  - FINANCIAL INFORMATION

Item 1.  Financial Statements

The accompanying information has not been audited by independent public accountants; however, in the opinion of management such information reflects all adjustments necessary for a fair presentation of the results for the interim period. All such adjustments are of a normal and recurring nature. Premier's accounting and reporting policies are in accordance with accounting principles generally accepted in the United States of America. Certain accounting principles used by Premier involve a significant amount of judgment about future events and require the use of estimates in their application. The following policies are particularly sensitive in terms of judgments and the extent to which estimates are used: allowance for loan losses, goodwill impairment, and stock based compensation. These estimates are based on assumptions that may involve significant uncertainty at the time of their use. However, the policies, the estimates and the estimation process as well as the resulting disclosures are periodically reviewed by the Audit Committee of the Board of Directors and material estimates are subject to review as part of the external audit by the independent public accountants.

The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America or those normally made in the registrant's annual Form 10-K filing. Accordingly, the reader of the Form 10-Q may wish to refer to the registrant's Form 10-K for the year ended December 31, 2002 for further information in this regard.

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

                         PREMIER FINANCIAL BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2003 AND DECEMBER 31, 2002
                             (DOLLARS IN THOUSANDS)
------------------------------------------------------------------------------

                                                        (UNAUDITED)
                                                           2003         2002
ASSETS
Cash and due from banks                                 $  19,948    $  18,044
Federal funds sold                                         52,465       29,827
Securities available for sale                             155,078      157,633
Loans                                                     420,978      435,137
  Allowance for loan losses                               (11,617)     (11,360)
                                                        ----------   ---------
    Net loans                                             409,361      423,777
Federal Home Loan Bank and
  Federal Reserve Bank stock                                4,487        4,395
Premises and equipment, net                                11,569       11,685
Real estate and other property
  acquired through foreclosure                              3,094        3,939
Interest receivable                                         5,680        6,485
Goodwill                                                   16,044       16,044
Other assets                                                5,606        5,799
                                                        ---------    ---------
  Total assets                                          $ 683,332    $ 677,628
                                                        =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
  Non-interest bearing                                  $  61,115    $  62,874
  Time deposits, $100,000 over                             65,380       66,033
  Other interest bearing                                  429,639      419,067
                                                        ---------    ---------
   Total deposits                                         556,134      547,974
Securities sold under agreements to repurchase              6,668        5,851
Federal Home Loan Bank advances                            23,312       23,533
Other borrowed funds                                        7,400        7,700
Notes payable                                               1,402        1,402
Guaranteed preferred beneficial
  interests in Company's debentures                        25,750       28,750
Interest payable                                            2,321        1,818
Other liabilities                                             922        1,234
                                                        ---------    ---------
  Total liabilities                                       623,909      618,262

Stockholders' equity
  Preferred stock, no par value;
    1,000,000 shares authorized;
    none issued or outstanding                                  -            -
  Common stock, no par value;
    10,000,000 shares authorized;
    5,232,230 shares issued and outstanding                 1,103        1,103
  Surplus                                                  43,445       43,445
  Retained earnings                                        13,603       13,250
  Accumulated other comprehensive income                    1,272        1,568
                                                        ---------    ---------
   Total stockholders' equity                              59,423       59,366
                                                        ---------    ---------
     Total liabilities and stockholders' equity         $ 683,332    $ 677,628
                                                        =========    =========



------------------------------------------------------------------------------
         See Accompanying Notes to Consolidated Financial Statements

                         PREMIER FINANCIAL BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    THREE MONTHS ENDED MARCH 31, 2003AND 2002
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)
------------------------------------------------------------------------------
                                                          Three Months Ended
                                                                March 31,
                                                            2003         2002
Interest income
  Loans, including fees                                  $  8,523    $  9,579
  Securities available for sale
    Taxable                                                 1,111       1,555
    Tax-exempt                                                203         208
  Federal funds sold and other                                156         204
                                                         --------    --------
    Total interest income                                   9,993      11,546

Interest expense
  Deposits                                                  2,880       4,369
  Other borrowings                                            402         490
  Debentures                                                  730         713
                                                         --------    --------
   Total interest expense                                   4,012       5,572

Net interest income                                         5,981       5,974
Provision for loan losses                                   1,397         986
                                                         --------    --------
Net interest income after
  provision for loan losses                                 4,584       4,988

Non-interest income
  Service charges                                             550         494
  Insurance commissions                                        41          40
  Securities gains                                            189          44
  Other                                                       345         280
                                                         --------    --------
                                                            1,125         858
Non-interest expenses
  Salaries and employee benefits                            2,818       2,707
  Occupancy and equipment expenses                            704         682
  Professional fees                                           262         251
  Taxes, other than payroll, property and income              152         172
  Write-downs, expenses, sales of
      other real estate owned                                  77          68
  Other expenses                                            1,214       1,062
                                                         --------    --------
                                                            5,227       4,942
Income before income taxes                                    482         904
Provision for income taxes                                    129         260
                                                         --------    --------

Net income                                               $    353    $    644
                                                         ========    ========

Basic earnings per share                                 $   0.07    $   0.12
Earnings per share assuming dilution                     $   0.07    $   0.12
Weighted average shares outstanding                         5,232       5,232
Weighted average shares assuming dilution                   5,234       5,232


------------------------------------------------------------------------------
         See Accompanying Notes to Consolidated Financial Statements

                         PREMIER FINANCIAL BANCORP, INC.
               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                       THREE ENDED MARCH 31, 2003 AND 2002
                                 (IN THOUSANDS)
                                   (UNAUDITED)
------------------------------------------------------------------------------
                                                           Three Months Ended
                                                                March 31,
                                                             2003       2002

Net income                                                 $   353    $   644

Other comprehensive income (loss), net of tax:
  Unrealized gains and (losses) arising during
    the period                                                (171)      (662)
  Reclassification of realized amount                         (125)       (29)
                                                           --------   --------
    Net change in unrealized gain (loss) on
      securities                                              (296)      (691)
                                                           --------   --------

Comprehensive income (loss)                                $    57    $   (47)
                                                           ========   ========

















------------------------------------------------------------------------------
         See Accompanying Notes to Consolidated Financial Statements

                         PREMIER FINANCIAL BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                 (IN THOUSANDS)
                                   (UNAUDITED)
------------------------------------------------------------------------------

                                                          2003        2002
Cash flows from operating activities
  Net income                                          $     353     $     644
  Adjustments to reconcile net income to net
   cash from operating activities
     Depreciation                                           290           273
     Provision for loan losses                            1,397           986
     Amortization, net                                      112            75
     FHLB stock dividends                                   (49)          (20)
     Investment securities losses (gains), net             (189)          (44)
     Write downs of OREO                                     28             -
  Changes in
   Interest Receivable                                      805           754
   Other assets                                             368          (305)
   Interest Payable                                         503           645
   Other liabilities                                       (312)         (183)
                                                      ----------    ----------
     Net cash from operating activities                   3,306         2,825

Cash flows from investing activities
  Purchases of securities available for sale            (49,197)      (26,230)
  Proceeds from sales of securities
    available for sale                                   13,074         3,264
  Proceeds from maturities and calls of
    securities available for sale                        38,284        29,407
  Purchases of FHLB stock                                   (43)          (24)
  Net change in federal funds sold                      (22,638)       (6,132)
  Net change in loans                                    12,748         3,257
  Purchases of premises and equipment, net                 (174)         (352)
  Proceeds from sale of other real estate acquired
    through foreclosure                                   1,088           215
                                                      ---------     ---------
    Net cash from investing activities                   (6,858)        3,405

Cash flows from financing activities
  Net change in deposits                                  8,160        (2,434)
  Advances from Federal Home Loan Bank                    1,500        10,395
  Repayment of Federal Home Loan Bank advances           (1,721)      (13,229)
  Early redemption of guaranteed debentures              (3,000)            -
  Repayment of Other Borrowed Funds                        (300)       (1,500)
  Net change in agreements to repurchase securities         817           180
                                                      ---------     ---------
    Net cash from financing activities                    5,456        (6,588)
                                                      ---------     ----------

Net change in cash and cash equivalents                   1,904          (358)

Cash and cash equivalents at beginning of period         18,044        20,628
                                                      ---------     ---------

Cash and cash equivalents at end of period            $  19,948     $  20,270
                                                      =========     =========




------------------------------------------------------------------------------
         See Accompanying Notes to Consolidated Financial Statements

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED, IN THOUSANDS)
------------------------------------------------------------------------------

NOTE  1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Premier Financial Bancorp, Inc. (the Company) and its wholly owned subsidiaries:

                                                         Year   March 31, 2003
                                                       Acquired     Assets

Citizens Deposit Bank & Trust  Vanceburg, Kentucky       1991     $  87,946
Bank of Germantown             Germantown, Kentucky      1992        24,935
Citizens Bank (Kentucky), Inc. Georgetown, Kentucky      1995        82,659
Farmers Deposit Bank           Eminence, Kentucky        1996       145,402
Ohio River Bank                Ironton, Ohio             1998        77,327
First Central Bank, Inc.       Philippi, West Virginia   1998        88,934
Boone County Bank, Inc.        Madison, West Virginia    1998       166,711
Mt. Vernon Financial
  Holdings, Inc.               Huntington, West Virginia 1999         7,390

The Company also has a data processing subsidiary, Premier Data Services, Inc., and the PFBI Capital Trust subsidiary as discussed in Note 7. All intercompany transactions and balances have been eliminated.

NOTE  2 - REGULATORY MATTERS

On January 29, 2003, the Company entered into a written agreement with the Federal Reserve Bank of Cleveland (FRB) which supercedes and rescinds all previous agreements between the Company and the FRB. Among the provisions of the agreement were the continuation of the restriction on the Company's payment of dividends on its common stock without the express written consent of the FRB and the continuation of the restriction on the Company's payment of quarterly distributions on its Trust Preferred Securities without the express written consent of the FRB. Among other provisions, the agreement requires the Company to retain an independent consultant to review its management, directorate and organizational structure, adopt a management plan responsive to such consultant's report, update its management succession plan in accordance with any recommendations in such consultant's report, monitor its subsidiary banks' compliance with bank policies and loan review programs, conduct formal quarterly reviews of its subsidiary Banks' allowances for loan losses, maintain sufficient capital, submit a plan to the FRB for improving consolidated earnings over a three-year period, and submit to the FRB annual projections of planned sources and uses of the Company's cash, including a plan to service its outstanding debt and trust preferred securities. The Company's compliance with the written agreement is being monitored by a committee which consists of three of its outside directors.






------------------------------------------------------------------------------
                                    CONTINUED

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED, IN THOUSANDS)
------------------------------------------------------------------------------

NOTE  2 - REGULATORY MATTERS (continued)

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


NOTE  4 - SECURITIES

Amortized cost and fair value of investment securities, by category, at March 31, 2003 are summarized as follows:

                                 Amortized   Unrealized  Unrealized     Fair
                                    Cost        Gains      Losses       Value
Available for sale
  U. S. Treasury securities     $      650   $        6  $       (1) $      655
  U. S. agency securities           118,169         976          (2)    119,143
  Obligations of states and
    political subdivisions          17,238          805         (13)     18,030
  Mortgage-backed securities        13,293          102         (41)     13,354
  Corporate securities               3,823           72           -       3,895
                                ----------   ----------  ----------  ----------
     Total available for sale   $  153,173   $    1,962  $      (57) $  155,078
                                ==========   ==========  =========== ==========









------------------------------------------------------------------------------
                                    CONTINUED

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED, IN THOUSANDS)
------------------------------------------------------------------------------

NOTE  4 - SECURITIES (continued)

Amortized cost and fair value of investment securities, by category, at December 31, 2002 are summarized as follows:

                                 Amortized   Unrealized  Unrealized     Fair
                                    Cost        Gains      Losses       Value
Available for sale
  U. S. Treasury securities     $      399   $        8  $       -   $      407
  U. S. agency securities          120,660        1,256          -      121,916
  Obligations of states and
    political subdivisions          17,794          827         (11)     18,610
  Mortgage-backed securities         7,369          279          -        7,648
  Corporate securities               9,036           16          -        9,052
                                ----------   ----------  ----------  ----------
     Total available for sale   $  155,258   $    2,386  $      (11) $  157,633
                                ==========   ==========  ==========  ==========


NOTE  5 - LOANS

Major classifications of loans at March 31, 2003 and December 31, 2002 are summarized as follows:
                                                              2003       2002

Commercial, secured by real estate                         $115,898   $120,306
Commercial, other                                            56,256     64,014
Real estate construction                                     11,341     11,924
Residential real estate                                     153,070    156,215
Agricultural                                                  8,111      8,862
Consumer and home equity                                     74,508     71,075
Other                                                         1,794      2,741
                                                           --------   --------
                                                           $420,978   $435,137
                                                           ========   ========


The following table sets forth information with respect to the Company's nonperforming loans at March 31, 2003 and December 31, 2002.

                                                              2003       2002
Non-accrual loans                                          $  8,974   $ 10,588
Accruing loans which are contractually
  past due 90 days or more                                    1,522      1,399
Restructured loans                                              291        293
                                                           --------   --------
                                                           $ 10,787   $ 12,280
                                                           ========   ========






------------------------------------------------------------------------------
                                    CONTINUED

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED, IN THOUSANDS)
------------------------------------------------------------------------------

NOTE  6 - ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for the three months ended March 31, 2003 and 2002 are as follows:
                                                            Three Months Ended
                                                                 March 31,
                                                              2003       2002

Balance, beginning of period                               $ 11,360   $  8,946
Gross charge-offs                                            (1,352)    (1,543)
Recoveries                                                      212        358
Provision for loan losses                                     1,397        986
                                                           --------   --------
Balance, end of period                                     $ 11,617   $  8,747
                                                           ========   ========


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

As previously disclosed, pursuant to an agreement entered into with the Federal Reserve Bank (FRB) described in Note 2, the Company is required to request approval for the payment of distributions due on the Trust Preferred Securities. As part of a Debt Reduction and Profitability plan presented on January 6, 2003, the Company requested and received approval from the FRB to redeem $3,000,000 of the $28,750,000 outstanding Trust Preferred Securities which occurred on March 31, 2003. However, the FRB denied the Company's request to make distributions on the remaining Trust Preferred Securities for the first quarter of 2003.

In December 2002, Premier exercised its right to defer the payment of interest on its 9.75% Trust Preferred Securities for December 31, 2002, March 31, 2003, and for an indefinite period, which can be no longer than 20 consecutive quarterly periods. This and any future deferred distributions will accrue interest at an annual rate of 9.75% which will be paid when the deferred distributions are ultimately paid. Management of Premier does not expect to resume payments on the Subordinated Debentures or the Trust Preferred until the Federal Reserve Bank of Cleveland determines that Premier has achieved adequate and sustained levels of profitability to support such payments and approves such payments.

------------------------------------------------------------------------------
                                    CONTINUED

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED, IN THOUSANDS)
------------------------------------------------------------------------------

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

These quantitative measures established by regulation to ensure capital adequacy require the Company and Banks to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of March 31, 2003, that the Company and the Banks meet all quantitative capital adequacy requirements to which they are subject.

Shown below is a summary of regulatory capital ratios for the Company:
                                                                   Regulatory
                                          March 31,  December 31,   Minimum
                                            2003        2002      Requirements
                                           ------      ------     ------------
Tier I Capital (to Risk-Weighted Assets)    14.7%       14.1%         4.0%
Total Capital (to Risk-Weighted Assets)     17.5%       17.5%         8.0%
Tier I Capital (to Average Assets)           9.3%        9.1%         4.0%

The capital amounts and classifications are also subject to qualitative judgments by the regulators. As a result of these qualitative judgments, the Company and three of the Company's subsidiaries have entered into agreements with the applicable regulatory authorities which provide for additional restrictions on their respective capital levels and the payment of dividends. The Company entered into an agreement with the Federal Reserve Bank of Cleveland
(FRB), as discussed in Note 2, restricting the Company from declaring or paying dividends without prior approval from the FRB. An additional provision of this agreement requires prior approval from the FRB before the Company increases its borrowings or incurs any debt. This agreement is in effect until terminated by the FRB.


------------------------------------------------------------------------------
                                    CONTINUED

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED, IN THOUSANDS)
------------------------------------------------------------------------------

NOTE  8 - STOCKHOLDERS' EQUITY AND REGULATORY MATTERS (continued)

Citizens Deposit Bank (Citizens) entered into a Written Agreement with the FRB on September 29, 2000 restricting Citizens from declaring or paying dividends without prior approval. This agreement is in effect until terminated by the FRB. Citizens' Tier I capital to average assets ratio was 11.3% at March 31, 2003.

Bank of Germantown (Germantown) entered into an agreement with the Kentucky Department of Financial Institutions (KDFI) and the Federal Deposit Insurance Corporation (FDIC) on June 13, 2000 restricting Germantown from declaring or paying dividends, without prior approval, if its Tier I capital to average assets falls below 8%. This agreement is in effect until terminated by the KDFI and FDIC. Germantown's Tier I capital to average assets ratio was 7.9% at March 31, 2003.

Citizens Bank (Kentucky), Inc. (Citizens, KY) entered into an agreement with the Kentucky Department of Financial Institutions (KDFI) and the Federal Deposit Insurance Corporation (FDIC) on September 11, 2002 restricting Citizens, KY from declaring or paying dividends, without prior approval. This agreement is in effect until terminated by the KDFI and FDIC. Citizens KY's Tier I capital to average assets ratio was 8.8% at March 31, 2003.

As of March 31, 2003, the most recent notification from the FRB categorized the Company and its subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum Total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the preceding table. There are no conditions or events since that notification that management believes have changed the Company's category.

NOTE  9 - NOTES PAYABLE

During 2002, the Company also entered into notes payable with the Company's Chairman of the Board and President. Due to the regulatory restriction on the Company's payment of its Trust Preferred distributions as discussed in Note 7, the Company reached an agreement with the FRB whereby the Company's Chairman of the Board, who is also the Company's largest shareholder, agreed to loan the Company the amount of the second quarter distribution, $701,000, so that the Company, with the FRB's approval, could make such distribution. A similar agreement was reached with the FRB for the payment of the distribution due for the third quarter 2002. The Company's President, who is also a director, agreed to loan the Company the amount of that distribution, $701,000. Thus, the balance of notes payable at March 31, 2003, was $1,402,000. Both loans are unsecured at a zero percent interest rate with no defined maturity date. The loans cannot be repaid without the prior approval of the FRB.





------------------------------------------------------------------------------
                                    CONTINUED

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)
------------------------------------------------------------------------------

NOTE  10 - STOCK BASED COMPENSATION

The Company maintains the Premier Financial Bancorp, Inc. 1996 Employee Stock Ownership incentive Plan (the Plan), whereby certain employees of the Company are eligible to receive incentive stock options. Under the Plan, a maximum of 100,000 shares of the Company's common stock may be issued through the exercise of these incentive stock options. The option price is the fair market value of the Company's shares at the date of the grant. In January, 2003, the Company granted 28,650 options under this plan at $7.96 per share which will be fully vested in three years.

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

                                                   2003       2002

Net income as reported                          $    353    $    644
Deduct:  Stock-based compensation
  expense determined under fair
  value based method                                 (21)          -
                                                ---------   --------
Pro forma net income                            $    332    $    644

Basic earnings per share as reported            $   0.07    $   0.12
Pro forma basic earnings per share                  0.06        0.12

Diluted earnings per share as reported          $   0.07    $   0.12
Pro forma diluted earnings per share                0.06        0.12

The fair value of the options granted are estimated as of the measurement date using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2003: dividend yield of 0.0%, expected volatility of 42.4%, risk-free interest rate of 3.1%, and expected life of five years. The weighted average fair value of options granted in 2003 was $3.30.






------------------------------------------------------------------------------

                         PREMIER FINANCIAL BANCORP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
------------------------------------------------------------------------------

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations

      A.   Results of Operations

      Net income for the three months ended March 31, 2003 was $353,000, or 7 cents per share, compared to net income of $644,000 or 12 cents per share for the three months ended March 31, 2002.

      Net interest income for the quarter ending March 31, 2003 totaled $5.98 million, virtually unchanged from the $5.97 million of net interest income earned in the first quarter of 2002. Both interest income and interest expense decreased by $1.6 million as loan and deposit volumes have declined and the interest rate environment has remained near historical lows. As a result, the net interest margin for the three months ending March 31, 2003 was approximately 3.86% compared to 3.75% for the same period in 2002.

      Non-interest income increased $267,000 to $1,125,000 for the first three months of 2003 compared to $858,000 for the first three months of 2002, largely due to $189,000 of gains on the sales of securities. Excluding the investment securities gains, non-interest income increased 15.0% or $122,000. The increase is largely due to a 11.3% or $56,000 increase in revenue from service charges on deposit accounts, and an increase in the volume of secondary market mortgage loan activity resulting in an increase secondary market fee income.

      Non-interest expenses for the first quarter of 2003 totaled $5,227,000 or 3.1% of average assets on an annualized basis compared to $4,942,000 or 2.8% of average assets for the same period of 2002. The increase in non-interest expense is largely due to $124,000 of accelerated amortization of issuance costs related to the early redemption of $3.0 million of the Company's Trust Preferred Securities (NASDAQ/NMS-PFBIP). After excluding these costs, non-interest expense increased $161,000 (3.3%) in the first quarter of 2003 compared to the same period in 2002. The increase is largely due to a 4.1% or $111,000 increase in staff costs from normal cost of living increases; a 3.2% or $22,000 increase in occupancy and equipment expenses; and a 4.3% or $11,000 increase in professional fees.

      Income tax expense was $129,000 for the first quarter of 2003 compared to $260,000 for the first quarter of 2002. The increase in income tax expense can be primarily attributed to the decline in pre-tax income detailed above. The annualized effective tax rate for the three months ended March 31, 2002 was 26.8%, compared to the 28.8% effective tax rate for the same period in 2002.

      The annualized returns on stockholders' equity and on average assets were approximately 2.37% and 0.21% for the three months ended March 31, 2003 compared to 4.28% and 0.36% for the same period in 2002.




------------------------------------------------------------------------------
                                    CONTINUED

                         PREMIER FINANCIAL BANCORP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
------------------------------------------------------------------------------

B.       Financial Position

      Total assets at March 31, 2003 increased $5.7 million or 0.8% to $683.3 million from the $677.6 million at December 31, 2002. This increase was largely due to an $8.2 million increase in deposits partially offset by the $3.0 million early redemption of the Company's preferred debentures.

      Earning assets increased to $633.0 at March 31, 2003 from the $627.0 million at December 31, 2002, an increase of $6.0 million, or 1.0%. The increase was largely due to a $22.6 million increase in federal funds sold partially offset by declines in investments and total loans (see below).

      Cash and due from banks at March 31, 2003 were $19.9 million, a $1.9 million increase from $18.0 million on December 31, 2002. Federal funds sold increased to $52.5 million from the $29.8 million reported at December 31, 2002. The increase in federal funds sold was the result of retaining the liquidity from loan payoffs and deposit growth as part of Premier's interest rate management strategy.

      Total loans at March 31, 2003 were $421.0 million compared to $435.1 million at December 31, 2002, a decrease of $14.1 million. This decrease can primarily be attributed to commercial loan pay offs, the collection of $0.5 million in loans owned by Mt. Vernon Financial Holdings and the $1.4 million in loan charge-offs recorded during the first quarter of 2003.

      Securities available for sale totaled $155.1 million at March 31, 203, a $2.5 million decrease from the $157.6 million at December 31, 2002. The decline was largely due to a slightly lower volume of purchases versus the volume of sales and maturities that occurred during the quarter. Additional details on investment activities can be found in the Statements of Cash Flows.

      Deposits totaled $556.1 million as of March 31, 2003, an $8.2 million increase from the $548.0 million in deposits at December 31, 2002. The increase is largely due to a $7.8 million increase in interest bearing transaction accounts and a $5.2 million increase in savings and money market accounts. These were partially offset by non-renewal of some high rate certificates of deposit and a reduction in non-interest bearing deposits.













------------------------------------------------------------------------------
                                    CONTINUED

                         PREMIER FINANCIAL BANCORP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
------------------------------------------------------------------------------

      The following table sets forth information with respect to the Company's nonperforming assets at March 31, 2003 and December 31, 2002.

                                                 (In Thousands)
                                               2003          2002
                                               ----          ----
Non-accrual loans                           $   8,974     $  10,588
Accruing loans which are contractually
  past due 90 days or more                      1,522         1,399
Restructured                                      291           293
                                            ---------     ---------
    Total non-performing loans                 10,787        12,280
Other real estate acquired through
  foreclosure                                   3,094         3,939
                                            ---------     ---------
    Total non-performing assets             $  13,881     $  16,219

Non-performing loans as a percentage
  of total loans                                2.56%          2.82%

Non-performing assets as a percentage
 of total assets                                2.03%          2.39%

      Total non-performing loans and non-performing assets have declined since year-end due to loan charge-offs and the continuation of senior management directives that have emphasized the reduction of the level of delinquency, non-accrual loans and OREO. A significant effort has been placed on reviews of loan files, efforts by lenders to bring borrowers current with the terms of their loan agreement and the sale of certain OREO properties. However, while total non-performing loans have declined, accruing loans at least 90 days past due have increased.

      The provision for loan losses was $1.4 million for the first quarter of 2003 compared to $1.0 million for the first quarter of 2002. The additional provisions were made in accordance with Premier's policies regarding management's estimation of probable incurred losses in the loan portfolio and the adequacy of the allowance for loan losses which are in accordance with accounting principles generally accepted in the United States of America. Gross charge-offs totaled $1.4 million during the first quarter of 2003. Any collections on these loans would be presented in future financial statements as recoveries of the amounts charged against the allowance. The allowance for loan losses at March 31, 2003 was 2.76% of total loans as compared to 2.61% at December 31, 2002. The increase in the percentage of allowance for loan losses to total loans is largely due to the decline in total loans outstanding plus the effect of the higher provision for loan losses required versus the level of net charge-offs actually taken during the first three months of 2003.

      Nonperforming loans decreased to $10.8 million as of March 31, 2003, when compared to the $12.3 million on December 31, 2002, due to charge-offs and a corporate-wide emphasis to reduce the level of non-performing loans. This decrease resulted in the decrease of the ratio of nonperforming loans to total loans to 2.56% at March 31, 2003 from the 2.82% at December 31, 2002. Similarly, non-performing assets declined to 2.03% of total assets at March 31, 2003, from 2.39% of total assets at December 31, 2002, due to sales of OREO properties.

------------------------------------------------------------------------------
                                    CONTINUED

                         PREMIER FINANCIAL BANCORP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
------------------------------------------------------------------------------

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

      5. Maintenance of an adequate available-for-sale security portfolio. The Company owns $155.1 million of securities at market value as of March 31, 2003.

      The cash flow statements for the periods presented in the financial statements provide an indication of the Company's sources and uses of cash as well as an indication of the ability of the Company to maintain an adequate level of liquidity.

      As a condition of their permission to allow the Company to redeem $3.0 million of its Trust Preferred Securities, the Federal Reserve Bank of Cleveland required to parent company to retain cash balances in excess of $4.0 million following the redemption. As of March 31, 2003, the parent company had $5.4 million in cash and due from banks following the redemption.

      D.   Capital

      At March 31, 2003, total shareholders' equity of $59.4 million was 8.7% of total consolidated assets. This compares to total shareholders' equity of $59.4 million or 8.8% of total consolidated assets on December 31, 2002.

      Tier I capital totaled $61.5 million at March 31, 2003, which represents a Tier I leverage ratio of 9.3%.



------------------------------------------------------------------------------
                                    CONTINUED

                         PREMIER FINANCIAL BANCORP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
------------------------------------------------------------------------------

      Book value per share was $11.36 at March 31, 2003, and $11.35 at December 31, 2002. The increase in book value per share was the result of $57,000 of comprehensive income for the first quarter of 2003 as net income was largely offset by the after tax decrease in the market value of investment securities available for sale.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

      The Company currently does not engage in any derivative or hedging activity. Refer to the Company's 2002 10-K for analysis of the interest rate sensitivity. The Company believes there have been no significant changes in the interest rate sensitivity since previously reported on the Company's 2002 10-K.


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

















------------------------------------------------------------------------------

                         PREMIER FINANCIAL BANCORP, INC.
------------------------------------------------------------------------------

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                       None
--------------------------

Item 2.  Changes in Securities                                   None
------------------------------

Item 3.  Defaults Upon Senior Securities                         None
----------------------------------------

Item 4.  Submission of Matters to a vote of Security Holders     None
------------------------------------------------------------

Item 5.  Other Information                                       None
--------------------------

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

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

         99.1 Certification Pursuant to 18 U.S.C ss.1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer

         99.2 Certification Pursuant to 18 U.S.C ss.1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer


   (b) The following Current Reports on Form 8-K were filed in the first quarter of the Company's year.

      January 29, 2003 - Press release regarding Written Agreement with the Federal Reserve Bank of Cleveland.

      February 24, 2003 - Press release regarding the early redemption of $3.0 million of Trust Preferred Certificates on March 31, 2003, and the denial of permission by the Federal Reserve Bank of Cleveland to pay the quarterly distributions on the remaining Trust Preferred Certificates outstanding.







------------------------------------------------------------------------------

                         PREMIER FINANCIAL BANCORP, INC.
------------------------------------------------------------------------------


                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    PREMIER FINANCIAL BANCORP, INC.



Date: May 14, 2003                  /s/ Robert W. Walker
                                    ---------------------------------
                                    Robert W. Walker
                                    President & Chief Executive Officer


Date: May 14, 2003                  /s/ Brien M. Chase
                                    ---------------------------------
                                    Brien M. Chase
                                    Vice President & Chief Financial Officer
























------------------------------------------------------------------------------

                         PREMIER FINANCIAL BANCORP, INC.
------------------------------------------------------------------------------
                  PRINCIPAL EXECUTIVE OFFICER CERTIFICATION
                           PURSUANT TO SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002


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

Date: May 14, 2003

/s/ Robert W. Walker

Robert W. Walker
President & Chief Executive Officer



------------------------------------------------------------------------------

                         PREMIER FINANCIAL BANCORP, INC.
------------------------------------------------------------------------------
                  PRINCIPAL FINANCIAL OFFICER CERTIFICATION
                           PURSUANT TO SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002


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

Date: May 14, 2003

/s/ Brien M. Chase

Brien M. Chase
Vice President & Chief Financial Officer



------------------------------------------------------------------------------