Form 10-Q
period 2003-06-30
PREMIER FINANCIAL BANCORP INC
filed 2003-08-14
CIK 887919

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

                                       or

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to filing requirements for the past 90 days. Yes X No .

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes___ No X .

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

         Common stock - 5,232,230 shares outstanding at July 31, 2003.

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

Index to consolidated financial statements:

    Consolidated Balance Sheets..................................    3
    Consolidated Statements of Income ...........................    4
    Consolidated Statements of Comprehensive Income .............    5
    Consolidated Statements of Cash Flows........................    6
    Notes to Consolidated Financial Statements...................    7


                         PREMIER FINANCIAL BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2003 AND DECEMBER 31, 2002
                             (DOLLARS IN THOUSANDS)

------------------------------------------------------------------------------------------------------------------
                                                                                  (UNAUDITED)
                                                                                     2003               2002
                                                                                     ----               ----
ASSETS
Cash and due from banks                                                         $      24,576      $       18,044
Federal funds sold                                                                     39,339              29,827
Investment securities available for sale                                              153,846             157,633
Loans                                                                                 413,648             435,137
   Allowance for loan losses                                                          (18,057)            (11,360)
                                                                                --------------            -------
     Net loans                                                                        395,591             423,777
Federal Home Loan Bank and Federal Reserve Bank stock                                   4,533               4,395
Premises and equipment, net                                                            11,334              11,685
Real estate and other property acquired through foreclosure                             2,831               3,939
Interest receivable                                                                     5,183               6,485
Goodwill                                                                               16,044              16,044
Other assets                                                                            9,524               5,799
                                                                                -------------      --------------
   Total assets                                                                 $     662,801      $      677,628
                                                                                =============      ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
   Non-interest bearing                                                         $      59,360      $       62,874
   Time deposits, $100,000 and over                                                    64,969              66,033
   Other interest bearing                                                             419,776             419,067
                                                                                -------------      --------------
     Total deposits                                                                   544,105             547,974
Securities sold under agreements to repurchase                                          5,755               5,851
Federal Home Loan Bank advances                                                        22,453              23,533
Other borrowed funds                                                                    7,100               7,700
Notes payable                                                                           1,402               1,402
Guaranteed preferred beneficial interests in Company's debentures                      25,750              28,750
Interest payable                                                                        2,978               1,818
Other liabilities                                                                       1,181               1,234
                                                                                -------------      --------------
   Total liabilities                                                                  610,724             618,262

Stockholders' equity
   Preferred stock, no par value; 1,000,000 shares authorized;
     none issued or outstanding                                                             -                   -
   Common stock, no par value; 10,000,000 shares authorized;
     5,232,230 shares issued and outstanding                                            1,103               1,103
   Surplus                                                                             43,445              43,445
   Retained earnings                                                                    5,707              13,250
   Accumulated other comprehensive income                                               1,822               1,568
                                                                                -------------      --------------
     Total stockholders' equity                                                        52,077              59,366
                                                                                -------------      --------------
       Total liabilities and stockholders' equity                               $     662,801      $      677,628
                                                                                =============      ==============

------------------------------------------------------------------------------------------------------------------
           See Accompanying Notes to Consolidated Financial Statements


                         PREMIER FINANCIAL BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

------------------------------------------------------------------------------------------------------------------
                                                      Three Months Ended                  Six Months Ended
                                                           June 30,                           June 30,
                                                    2003              2002             2003               2002
                                                    ----              ----             ----               ----
Interest income
  Loans, including fees                          $     7,856      $     9,495       $    16,379      $    19,074
  Investment securities
    Taxable                                            1,056            1,493             2,167            3,048
    Tax-exempt                                           177              202               380              410
  Federal funds sold and other                           167              155               323              359
                                                 -----------      -----------       -----------      -----------
    Total interest income                              9,256           11,345            19,249           22,891

Interest expense
   Deposits                                            2,681            4,044             5,561            8,413
   Other borrowings                                      402              438               804              928
   Debentures                                            670              713             1,400            1,426
                                                 -----------      -----------------------------      -----------
     Total interest expense                            3,753            5,195             7,765           10,767

Net interest income                                    5,503            6,150            11,484           12,124
Provision for loan losses                             13,386            3,200            14,783            4,186
                                                 -----------      -----------       -----------      -----------
Net interest income after
   provision for loan losses                          (7,883)           2,950            (3,299)           7,938

Non-interest income
   Service charges                                       691              625             1,241            1,119
   Insurance commissions                                  33               79                74              119
   Securities gains (losses)                              15             (103)              204              (59)
   Other                                                 328              224               673              504
                                                 -----------      -----------       -----------      -----------
                                                       1,067              825             2,192            1,683

Non-interest expenses
   Salaries and employee benefits                      2,653            2,592             5,471            5,299
   Occupancy and equipment expenses                      673              681             1,377            1,363
   Professional fees                                     317              307               579              558
   Taxes, other than payroll,
     property and income                                 152              215               304              387
   Write-downs, expenses, sales of
     other real estate owned                             190              932               266              993
   Other expenses                                      1,252            1,217             2,467            2,286
                                                 -----------      -----------       -----------      -----------
                                                       5,237            5,944            10,464           10,886
                                                 -----------      -----------       -----------      -----------
Income (loss) before income taxes                    (12,053)          (2,169)          (11,571)          (1,265)
Provision for income taxes (benefit)                  (4,157)            (789)           (4,028)            (529)
                                                 ------------     ------------      ------------     ------------

Net income (loss)                                $    (7,896)     $    (1,380)      $    (7,543)     $      (736)
                                                 ============     ============      ============     ============

Basic earnings (loss) per share                  $    (1.51)      $     (0.26)      $     (1.44)     $     (0.14)
Earnings (loss) per share assuming dilution      $    (1.51)      $     (0.26)      $     (1.44)     $     (0.14)
Weighted average shares outstanding                    5,232            5,232             5,232            5,232
Weighted average shares assuming dilution              5,241            5,232             5,235            5,232

------------------------------------------------------------------------------------------------------------------
           See Accompanying Notes to Consolidated Financial Statements


                         PREMIER FINANCIAL BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
               THREE AND NINE MONTHS ENDED JUNE 30, 2003 AND 2002
                                 (IN THOUSANDS)
                                   (UNAUDITED)

------------------------------------------------------------------------------------------------------------------
                                                             Three Months Ended              Six Months Ended
                                                                  June 30,                       June 30,
                                                            2003           2002            2003            2002
                                                            ----           ----            ----            ----

Net income (loss)                                      $   (7,896)     $   (1,380)     $   (7,543)     $    (736)

Other comprehensive income (loss), net of tax:
   Unrealized gains and (losses) arising during
     the period                                               560             953             389      $     291
   Reclassification of realized amount                        (10)             68            (135)            39
                                                       -----------     ----------      -----------     ---------
     Net change in unrealized gain (loss) on
       securities                                             550           1,021             254            330
                                                       ----------      ----------      ----------      ---------

Comprehensive income (loss)                            $   (7,346)     $     (359)     $   (7,289)     $    (406)
                                                       ==========      ===========     ==========      ==========


------------------------------------------------------------------------------------------------------------------
           See Accompanying Notes to Consolidated Financial Statements


                         PREMIER FINANCIAL BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                 (IN THOUSANDS)
                                   (UNAUDITED)

------------------------------------------------------------------------------------------------------------------

                                                                                     2003               2002
                                                                                     ----               ----
Cash flows from operating activities
   Net (loss) income                                                            $      (7,543)     $        (736)
   Adjustments to reconcile net income (loss) to net
     Cash from operating activities
       Depreciation                                                                       605                520
       Provision for loan losses                                                       14,783              4,186
       Amortization, net                                                                  448                136
       FHLB stock dividends                                                               (95)               (73)
       Investment securities losses (gains), net                                         (204)                59
       Write downs of OREO                                                                178                655
  Changes in
     Interest Receivable                                                                1,302              1,005
     Other assets                                                                      (3,856)               (10)
     Interest Payable                                                                   1,160                547
     Other liabilities                                                                    (53)              (537)
                                                                                --------------     --------------
       Net cash from operating activities                                               6,725              5,752

Cash flows from investing activities
   Purchases of securities available for sale                                         (80,796)           (54,315)
   Proceeds from sales of securities available for sale                                13,294              4,061
   Proceeds from maturities and calls of securities available
     for sale                                                                          71,430             57,596
   Purchases of FHLB stock                                                                (43)               (50)
   Redemption of FHLB stock                                                                 -                  -
   Net change in federal funds sold                                                    (9,512)            (3,203)
   Net change in loans                                                                 12,644              3,267
   Purchases of premises and equipment, net                                              (254)              (331)
   Proceeds from sale of other real estate acquired
     through foreclosure                                                                1,689              2,384
                                                                                -------------      -------------
     Net cash from investing activities                                                 8,452              9,409

Cash flows from financing activities
   Net change in deposits                                                              (3,869)            (5,653)
   Advances from Federal Home Loan Bank                                                 2,750             10,395
   Repayment of Federal Home Loan Bank advances                                        (3,830)           (17,239)
   Early redemption of Trust Preferred Securities                                      (3,000)                 -
   Repayment of Other Borrowed Funds                                                     (600)            (3,300)
   Proceeds from Notes Payable                                                              -                701
   Net change in agreements to repurchase securities                                      (96)                91
                                                                                --------------     -------------
     Net cash from financing activities                                                (8,645)           (15,005)
                                                                                --------------     --------------

Net change in cash and cash equivalents                                                 6,532                156

Cash and cash equivalents at beginning of period                                       18,044             20,628
                                                                                -------------      -------------

Cash and cash equivalents at end of period                                      $      24,576      $      20,784
                                                                                =============      =============

------------------------------------------------------------------------------------------------------------------
           See Accompanying Notes to Consolidated Financial Statements

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED, IN THOUSANDS)

--------------------------------------------------------------------------------

NOTE  1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Premier Financial Bancorp, Inc. (the Company) and its wholly owned subsidiaries:

                                                                                                  June 30, 2003
                                                                     Year                          Net Income
                                                                                              ------------------
                                                                   Acquired       Assets          Qtr      Year

Citizens Deposit Bank & Trust          Vanceburg, Kentucky           1991     $   86,383      $   236    $   359
Bank of Germantown                     Germantown, Kentucky          1992         24,087           22         32
Citizens Bank (Kentucky), Inc.         Georgetown, Kentucky          1995         82,614          (76)      (103)
Farmers Deposit Bank                   Eminence, Kentucky            1996        140,107       (8,514)    (8,446)
Ohio River Bank                        Ironton, Ohio                 1998         75,441          253        456
First Central Bank, Inc.               Philippi, West Virginia       1998         84,697          272        451
Boone County Bank, Inc.                Madison, West Virginia        1998        161,582          497        985
Mt. Vernon Financial Holdings, Inc.    Huntington, West Virginia     1999          6,615           22        (13)


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

NOTE  1 - BASIS OF PRESENTATION (continued)

The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation.

                                                      2003             2002
                                                      ----             ----

Net (loss) income as reported                     $    (7,543)     $      (736)
Deduct:  Stock-based compensation
   expense determined under fair
   value based method                                     (21)               -
                                                  ------------     -----------
Pro forma net (loss) income                       $    (7,564)     $      (736)

Basic loss per share as reported                  $     (1.44)     $     (0.14)
Pro forma basic earnings per share                      (1.45)           (0.14)

Diluted earnings per share as reported            $     (1.44)     $     (0.14)
Pro forma diluted earnings per share                    (1.45)           (0.14)

The fair value of the options granted are estimated as of the measurement date using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2003: dividend yield of 0.0%, expected volatility of 42.4%, risk-free interest rate of 3.1%, and expected life of five years. The weighted average fair value of options granted in 2003 was $3.30.


NOTE  2 - REGULATORY MATTERS

On January 29, 2003, the Company entered into a written agreement with the Federal Reserve Bank of Cleveland (FRB) which supersedes and rescinds all previous agreements between the Company and the FRB. Among the provisions of the agreement were the continuation of the restriction on the Company's payment of dividends on its common stock without the express written consent of the FRB and the continuation of the restriction on the Company's payment of quarterly distributions on its Trust Preferred Securities without the express written consent of the FRB. Among other provisions, the agreement requires the Company to retain an independent consultant to review its management, directorate and organizational structure, adopt a management plan responsive to such consultant's report, update its management succession plan in accordance with any recommendations in such consultant's report, monitor its subsidiary banks' compliance with bank policies and loan review programs, conduct formal quarterly reviews of its subsidiary Banks' allowances for loan losses, maintain sufficient capital, submit a plan to the FRB for improving consolidated earnings over a three-year period, and submit to the FRB annual projections of planned sources and uses of the Company's cash, including a plan to service its outstanding debt and trust preferred securities.


--------------------------------------------------------------------------------
                                    CONTINUED

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED, IN THOUSANDS)

--------------------------------------------------------------------------------

NOTE  2 - REGULATORY MATTERS (continued)

As of August 14, 2003, the Company has received a "Management, Directorate, and Organizational Review" (the "Review") from an independent consultant it retained. Management is drafting plans to implement the proposed recommendations in the Review and will submit those plans to the FRB in accordance with the Written Agreement. The Company's compliance with the written agreement is being monitored by a committee which consists of three of its outside directors.

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

NOTE  3 - NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) recently issued two new accounting standards, Statement 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, and Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities, both of which generally become effective in the quarter beginning July 1, 2003. Because the Company does not have any derivative instruments, Statement 149 will not materially affect the Company's operating results or financial condition. Under the new standard for certain liabilities and equity instruments, Statement 150, the Company's trust preferred securities are considered liabilities and not part of mezzanine (or temporary) equity. As of December 31, 2002 the Company opted for early adoption of Statement 150. Accordingly, as part of its year-end 2002 financial reporting, the Company included its trust preferred securities in total liabilities.

A new accounting standard dealing with asset retirement obligations applies for 2003. This standard did not have a material effect on the Company's financial position or results of operations.




--------------------------------------------------------------------------------
                                    CONTINUED

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED, IN THOUSANDS)

--------------------------------------------------------------------------------

NOTE  4 - SECURITIES

Amortized cost and fair value of investment securities, by category, at June 30, 2003 are summarized as follows:

                                                   Amortized        Unrealized        Unrealized           Fair
                                                      Cost             Gains            Losses            Value
Available for sale
  U. S. Treasury securities                     $          650    $            7   $            -    $           657
  U. S. agency securities                              116,849             1,450                -            118,299
  Obligations of states and political
     Subdivisions                                       15,709             1,077               (3)            16,783
  Mortgage-backed securities                            15,199               167               (6)            15,360
  Corporate securities                                   2,679                68                -              2,747
                                                --------------    --------------   --------------    ---------------
     Total available for sale                   $      151,086    $        2,769   $           (9)   $       153,846
                                                ==============    ==============   ==============    ===============

Amortized cost and fair value of investment securities, by category, at December 31, 2002 are summarized as follows:

                                                   Amortized        Unrealized        Unrealized           Fair
                                                      Cost             Gains            Losses            Value
Available for sale
  U. S. Treasury securities                     $          399    $            8   $           -     $           407
  U. S. agency securities                              120,660             1,256               -             121,916
  Obligations of states and political
     subdivisions                                       17,794               827              (11)            18,610
  Mortgage-backed securities                             7,369               279               -               7,648
  Corporate securities                                   9,036                16               -               9,052
                                                --------------    --------------   --------------    ---------------
     Total available for sale                   $      155,258    $        2,386   $          (11)   $       157,633
                                                ==============    ==============   ==============    ===============


NOTE  5 - LOANS

Major classifications of loans at June 30, 2003 and December 31, 2002 are summarized as follows:
                                                      2003             2002
                                                      ----             ----
Commercial, secured by real estate                $    114,281     $    120,306
Commercial, other                                       55,311           64,014
Real estate construction                                11,717           11,924
Residential real estate                                149,615          156,215
Agricultural                                             8,354            8,862
Consumer and home equity                                72,459           71,075
Other                                                    1,911            2,741
                                                  ------------     ------------
                                                  $    413,648     $    435,137
                                                  ============     ============


--------------------------------------------------------------------------------
                                    CONTINUED

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED, IN THOUSANDS)

--------------------------------------------------------------------------------

NOTE  5 - LOANS (continued)

The following table sets forth information with respect to the Company's impaired loans at June 30, 2003 and December 31, 2002.

                                                      2003             2002
                                                      ----             ----
Impaired loans at period end                      $     17,769     $      8,949
Amount of allowance for loan losses allocated            8,260            3,016


The following table sets forth information with respect to the Company's nonperforming loans at June 30, 2003 and December 31, 2002.

                                                      2003             2002
                                                      ----             ----
Non-accrual loans                                 $      8,188     $     10,588
Accruing loans which are contractually
  past due 90 days or more                               1,661            1,399
Restructured loans                                         292              293
                                                  ------------     ------------
                                                  $     10,141     $     12,280
                                                  ============     ============

NOTE  6 - ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for the three months and six months ended June 30, 2003 and 2002 are as follows:

                                  Three Months Ended      Six Months Ended
                                      June  30,               June 30,
                                   2003       2002         2003       2002
                                   ----       ----         ----       ----

Balance, beginning of period     $ 11,617   $  8,747     $ 11,360   $  8,946
Gross charge-offs                  (7,137)    (3,039)      (8,489)    (4,582)
Recoveries                            191        218          403        576
Provision for loan losses          13,386      3,200       14,783      4,186
                                 --------   --------     --------   --------
Balance, end of period           $ 18,057   $  9,126     $ 18,057   $  9,126
                                 ========   ========     ========   ========

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


--------------------------------------------------------------------------------
                                    CONTINUED

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED, IN THOUSANDS)

--------------------------------------------------------------------------------

NOTE  7 - GUARANTEED PREFERRED BENEFICIAL INTERESTS IN COMPANY'S
              SUBORDINATED DEBENTURES (continued)

As previously disclosed, pursuant to an agreement entered into with the Federal Reserve Bank (FRB) described in Note 2, the Company is required to request approval for the payment of distributions due on the Trust Preferred Securities. As part of a Debt Reduction and Profitability plan presented on January 6, 2003, the Company requested and received approval from the FRB to redeem $3,000,000 of the $28,750,000 outstanding Trust Preferred Securities which occurred on March 31, 2003. However, the FRB denied the Company's request to make distributions on the remaining Trust Preferred Securities for the first quarter of 2003. The FRB has also denied the Company's request to make distributions on the Trust Preferred Securities for the second quarter of 2003.

In December 2002, the Company exercised its right to defer the payment of interest on its 9.75% Trust Preferred Securities for December 31, 2002 and for an indefinite period, which can be no longer than 20 consecutive quarterly periods. That deferment has continued for consecutive quarters through June
30, 2003. These and any future deferred distributions will accrue interest at an annual rate of 9.75% which will be paid when the deferred distributions are ultimately paid. Management of Premier does not expect to resume payments on the Subordinated Debentures or the Trust Preferred until the Federal Reserve Bank of Cleveland determines that the Company has achieved adequate and sustained levels of profitability to support such payments and approves such payments.

NOTE  8 - STOCKHOLDERS' EQUITY AND REGULATORY MATTERS

The Company's principal source of funds for dividend payments to shareholders is dividends received from the subsidiary Banks. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year's net profits, as defined, combined with the retained net profits of the preceding two years, subject to the capital requirements and additional restrictions as discussed below. During the remainder of 2003, the Banks could, without prior approval, declare dividends of approximately $3.4 million plus any remaining 2003 net profits retained by the Banks to the date of the dividend declaration. In July 2003, $1.3 million of this total was declared and paid by one of the subsidiary banks.

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



--------------------------------------------------------------------------------
                                    CONTINUED

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED, IN THOUSANDS)

--------------------------------------------------------------------------------

NOTE  8 - STOCKHOLDERS' EQUITY AND REGULATORY MATTERS (continued)

These quantitative measures established by regulation to ensure capital adequacy require the Company and Banks to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of June 30, 2003, that the Company and the Banks meet all quantitative capital adequacy requirements to which they are subject.

Shown below is a summary of regulatory capital ratios for the Company:
                                                                    Regulatory
                                            June 30,  December 31,    Minimum
                                              2003        2002     Requirements
                                              ----        ----     ------------
Tier I Capital (to Risk-Weighted Assets)      12.2%       14.1%         4.0%
Total Capital (to Risk-Weighted Assets)       15.6%       17.5%         8.0%
Tier I Capital (to Average Assets)             7.5%        9.1%         4.0%

The capital amounts and classifications are also subject to qualitative judgments by the regulators. As a result of these qualitative judgments, the Company and four of the Company's subsidiaries have entered into agreements with the applicable regulatory authorities which provide for additional restrictions on their respective capital levels and the payment of dividends. The Company entered into an agreement with the Federal Reserve Bank of Cleveland (FRB), as discussed in Note 2, restricting the Company from declaring or paying dividends without prior approval from the FRB. An additional provision of this agreement requires prior approval from the FRB before the Company increases its borrowings or incurs any debt. This agreement is in effect until terminated by the FRB.

Citizens Deposit Bank (Citizens) entered into a Written Agreement with the FRB on September 29, 2000 restricting Citizens from declaring or paying dividends without prior approval. This agreement is in effect until terminated by the FRB. Citizens' Tier I capital to average assets ratio was 11.7% at June 30, 2003, an increase from 10.9% at December 31, 2002.

Bank of Germantown (Germantown) entered into an agreement with the Kentucky Department of Financial Institutions (KDFI) and the Federal Deposit Insurance Corporation (FDIC) on June 13, 2000 restricting Germantown from declaring or paying dividends, without prior approval, if its Tier I capital to average assets falls below 7%. This agreement is in effect until terminated by the KDFI and FDIC. Germantown's Tier I capital to average assets ratio was 8.4% at June 30, 2003, an increase from 7.6% at December 31, 2002.

Citizens Bank (Kentucky), Inc. (Citizens, KY) entered into an agreement with the Kentucky Department of Financial Institutions (KDFI) and the Federal Deposit Insurance Corporation (FDIC) on September 11, 2002 restricting Citizens, KY from declaring or paying dividends, without prior approval. This agreement is in effect until terminated by the KDFI and FDIC. Citizens KY's Tier I capital to average assets ratio was 9.0% at June 30, 2003, an increase from 8.7% at December 31, 2002.



--------------------------------------------------------------------------------
                                    CONTINUED

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED, IN THOUSANDS)

--------------------------------------------------------------------------------

NOTE  8 - STOCKHOLDERS' EQUITY AND REGULATORY MATTERS (continued)

Due to the negative effects of the reported losses at Farmers Deposit Bank on its capital, the Company developed a plan in conjunction with the Federal Deposit Insurance Corporation (FDIC) to inject capital at Farmers Deposit Bank as needed to maintain the bank's well capitalized designation. In July 2003, the Company injected $3.5 million of capital as part of this plan.

As of June 30, 2003, the most recent notification from the FRB categorized the Company and its subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum Total risk-based capital ratio of 10.0%, a minimum Tier I risk-based capital ratio of 6.0% and a Tier I leverage ratio if 5.0%. There are no conditions or events since that notification that management believes have changed the Company's category.

NOTE  9 - NOTES PAYABLE

During 2002, the Company also entered into notes payable with the Company's Chairman of the Board and President. Due to the regulatory restriction on the Company's payment of its Trust Preferred distributions as discussed in Note 7, the Company reached an agreement with the FRB whereby the Company's Chairman of the Board, who is also the Company's largest shareholder, agreed to loan the Company the amount of the second quarter distribution, $701,000, so that the Company, with the FRB's approval, could make such distribution. A similar agreement was reached with the FRB for the payment of the distribution due for the third quarter 2002. The Company's President, who is also a director, agreed to loan the Company the amount of that distribution, $701,000. Thus, the balance of notes payable at June 30 2003, was $1,402,000. Both loans are unsecured at a zero percent interest rate with no defined maturity date. The loans cannot be repaid without the prior approval of the FRB.



--------------------------------------------------------------------------------

                         PREMIER FINANCIAL BANCORP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------

Item 2.  Management's Discussion and Analysis
            of Financial Condition and Results of Operations

         A.  Results of Operations

         Premier realized a net loss for the six months ended June 30, 2003, of $7,543,000, or $1.44 per share, compared to a net loss of $736,000 or 14 cents per share for the six months ended June 30, 2002. The net loss and loss per share for 2003 was primarily the result of a $12.1 million provision for loan losses in the month of June at Farmers Deposit Bank (the "Bank"), a wholly owned subsidiary of Premier.

         On June 16, 2003, Premier announced that as a result of an ongoing internal investigation it had uncovered a systematic disregard for its loan approval and credit administration policies at the Bank and had accepted the resignation of the Bank's president. On July 31, 2003, Premier announced that as a result of the investigation to date, Premier had charged-off approximately $6.2 million of loans at the Bank in the month of June. Premier also increased the allowance for loan losses at the Bank to over $8.7 million to absorb probable future charge-offs which may be necessary as the investigation continues and action plans are developed and executed. The combined result of the charge-offs and the increase in the allowance for loan losses was a $12.1 million provision for loan losses. In addition to the provision for loan losses, $303,000 of interest income reversals and $255,000 of additional expenses were also recorded.

         Premier's initial investigation indicates that the Bank's former president had engaged in conduct which subverted the Bank's internal controls and credit administration policies, conduct which appears to have been designed to avoid detection by management and those entities employed by Premier to perform independent reviews of its subsidiaries' accounting records, internal controls, and credit risk. While the investigation is still on-going, management at Premier has implemented a number of actions since the Bank president's resignation including the appointment of one of Premier's senior executives as interim chief executive officer of the Bank; the development of a plan in conjunction with the FDIC to inject capital at the Bank as needed to continue to maintain the Bank's "Well Capitalized" designation; daily meetings of a loan committee, chaired by the interim chief executive officer, to review all new loan applications and renewals; the hiring of a senior collection officer with 20+ years of collection experience; and developing collection plans for the loans that were charged-off as well as other loans within the loan portfolio.

         Excluding the transactions related to the Bank investigation, Premier would have realized a net profit for the six months ended June 30, 2003 of approximately $811,000, or 16 cents per share. For the quarter ending June 30, 2003, Premier recorded a net loss of $7,896,000, or $1.51 per share. Excluding the transactions related to the Bank investigation, Premier would have realized a net profit for the quarter ended June 30, 2003 of approximately $458,000, or 9 cents per share.


                                                        For the         For the
                                                        Quarter       Six Months
                                                         Ended           Ended
                                                        June 30         June 30
Dollars in thousands                                     2003            2003
                                                      ---------       ---------
Net Income before Bank investigation transactions           458             811
Impact on net income of transactions related to
     Bank investigation
         Interest income reversal                          (303)           (303)
         Additional provision for loan losses           (12,100)        (12,100)
         Additional non-interest expenses                  (255)           (255)
         Income tax benefit                               4,304           4,304
                                                      ---------        ---------
Reported Net Loss                                        (7,896)         (7,543)
                                                      =========        =========


         The year-to-date 2002 loss is largely due to $4.2 million of provisions for loan losses and $993,000 of OREO writedowns, sales and expenses. For the quarter ending June 30, 2002, Premier recorded a net loss of $1,380,000, or 26 cents per share.

         The total provision for loan losses was $13.4 million for the second quarter of 2003 (largely due to the $12.1 million provision in June resulting from the Bank investigation) compared to $3.2 million for the second quarter of 2002. This addition brings the year-to-date provision to $14.8 million compared to $4.2 million for the same year-to-date period in 2002. While management has not yet exhausted all efforts and means available to collect the identified problem loans, the additional provisions were made in accordance with Premier's policies regarding the adequacy of the allowance for loan losses which are in accordance with accounting principles generally accepted in the United States of America. Any collections on these loans would be presented in future financial statements as recoveries of the amounts charged against the allowance. The allowance for loan losses at June 30, 2003 was 4.36% of total loans as compared to 2.61% at December 31, 2002. The increase in the percentage of allowance for loan losses to total loans is largely due to the large provision for loan losses required versus the level of net charge-offs actually taken during the first six months of 2003 plus the effect of the decline in total loans outstanding.

         Net interest income for the six months ending June 30, 2003 totaled $11.48 million, a 5.3% decrease from the $12.12 million of net interest income earned in the first six months of 2002. The decrease was largely due to interest income reversals at the Bank coupled with an overall decline in loans outstanding across the remainder of Premier and lower yields on investments. This decline in interest income more than offset the lower cost of funds resulting from the decline in market interest rates over the past year and the reduction in trust preferred obligations, FHLB advances and other borrowings. As a result, the net interest margin for the six months ending June 30, 2003 was approximately 3.72% compared to 3.82% for the same period in 2002. For the quarter ending June 30, 2003, net interest income totaled $5.50 million, an 8.0% decrease from the $5.98 million reported for the first quarter of 2003, and a 10.5% decrease from the $6.15 million of net interest income earned in the second quarter of 2002. The decrease compared to the first quarter of 2003 was largely due the interest income reversals at the Bank and the lower rates earned on floating rate loans and reinvestments of maturing securities in the low interest rate environment. These declines more than offset the $259,000 of interest expense savings resulting from debt reduction and lower rates paid on deposits. The decrease compared to the prior year second quarter was also primarily the result of the interest income reversals and the lower reinvestment rate on maturing securities.

         Non-interest income increased $509,000 to $2,192,000 for the first six months of 2003 compared to $1,683,000 for the first six months of 2002, partially due to a $263,000 increase in gains on the sale of securities. The remaining increase was largely due to a 10.9% or $122,000 increase in service charges and fees and an increased volume of secondary market mortgage loan activity resulting in secondary market fee income. These were partially offset by a $45,000 decrease in insurance commissions. For the quarter ended June 30, 2003, non-interest income decreased $58,000 to $1,067,000 compared to the $1,125,000 reported for the first quarter of 2003. The decline was largely due to a $174,000 reduction in gains on investment security transactions. These were only partially offset by a $141,000 (25.6%) increase in revenue from service charges on deposit accounts. When compared to the second quarter of 2002, the $1,067,000 of non-interest income was a $242,000 or 29.3% increase over the $825,000 reported last year. Approximately half of the increase was due to an increase in gains on investment security transactions while the remaining increase was largely due to a $66,000 or 10.6% increase service charges on deposit and an increased volume of secondary market mortgage loan activity.

         Non-interest expenses for the first six months of 2003 totaled $10,464,000 or 3.1% of average assets on an annualized basis compared to $10,886,000 or 3.1% of average assets for the same period of 2002. The decrease in non-interest expense is largely due to a $727,000 decrease in expenses to maintain, sell or writedown to estimated realizable values various Other Real Estate Owned (OREO) properties, as well as a decline in taxes other than payroll, property and income taxes. These were partially offset by a $172,000 or 3.3% increase in staff costs, a $14,000 or 1.0% increase in occupancy & equipment expense and the $255,000 of expenses related to the Bank investigation.

         For the quarter ending June 30, 2003, non-interest expense totaled $5,237,000, an $11.9% or $707,000 decrease from the same quarter of 2002. The decrease is again largely due to the $742,000 decrease in OREO expenses and writedowns, coupled with the decrease in taxes other than payroll, property and income taxes. These positive variances were partially offset by a $61,000 or 2.4% increase in staff costs and the $255,000 of expenses related to the Bank investigation. When compared to the first quarter of 2003, non-interest expense increased by $10,000 or 0.2%. A $165,000 or 5.9% decline in staff costs due to the commencement of employee participation in the cost of medical insurance and a planned reduction in staff and a $31,000 or 4.4% decrease in occupancy and equipment costs were more than offset by the $255,000 of expenses related to the Bank investigation.

         The income tax benefit was $4,028,000 for the first six months of 2003 compared to an income tax benefit of $529,000 for the first six months of 2002. The decrease in income tax expense can be primarily attributed to the decrease in pretax net income resulting from the additional provision for loan losses. The income tax benefit for the quarter ending June 30, 2003 was $4,157,000 compared to a tax benefit of $789,000 during the same period of 2002.

         The annualized returns on stockholders' equity and on average assets were approximately (25.77)% and (2.23)% for the six months ended June 30, 2003 compared to (3.28)% and (0.28)% for the same period in 2002.


        B.  Financial Position

         Total assets at June 30, 2003 decreased $14.8 million or 2.2% to $662.8 million from the $677.6 million at December 31, 2002. This decrease is largely due to the year-to-date loss resulting from the $12.1 million provision for loan losses, a $3.9 million decrease in deposits, and the $3.0 million early redemption of the Company's preferred debentures in March 2003.

         Earning assets decreased to $612.2 at June 30, 2003 from the $627.3 million at December 31, 2002, a decrease of $15.1 million, or 2.4%. The decrease is largely due to a $28.2 million decline in net loans (see below), partially offset by a $6.5 million increase in cash and due from banks and a $9.5 million increase in federal funds sold.

         Cash and due from banks at June 30, 2003 was $24.6 million, a $6.5 million increase from $18.0 million on December 31, 2002. Likewise, federal funds sold increased to $39.3 million from the $29.8 million reported at December 31, 2002, an increase of $9.5 million. Approximately, $11.3 million of the increase in these liquid assets was at the Bank to satisfy some scheduled maturities of short-term deposits and to provide increased liquidity for deposit withdrawals. The remaining increase in these liquid assets was the result of retaining the liquidity from maturing investments and loan payoffs as part of Premier's interest rate management strategy. As investments have matured and loan principal balances have paid down, Premier has been reluctant to reinvest the proceeds and lock in at the unusually low yields investment securities were offering. Rather, Premier has elected to keep funds in more short-term investments in order to take advantage of anticipated increases in interest rates and to meet loan demand in growing markets. See the additional discussion on liquidity below.

         Total loans at June 30, 2003 were $413.6 million compared to $435.1 million at December 31, 2002, a decrease of $21.5 million. This decrease is due to various factors. During the first six months of 2003, Premier charged-off $8.5 million of loans, $6.2 million in June as a result of the Bank investigation. Premier has continued its efforts to collect the loans retained from the sale of the Bank of Mt Vernon, reducing their outstanding balances by approximately $1.5 million during the first six months of 2003. Most of Premier's other affiliate banks have experienced a significant level of commercial loan and residential real estate loan payoffs as interest rates have declined and opportunities for customers to refinance at lower rates have expanded. Furthermore, the sluggish economy has reduced the consumer demand for new loans and the resulting competition for new loan volume has increased. However, two of Premier's banks have continued to increase their loans outstanding during this time by a combined $4.9 million.

         While total loans outstanding have decreased by $21.5 million, the allowance for loan losses has increased by $6.7 million since December 31, 2003, largely due to the $12.1 million provision resulting from the Bank investigation. The combined effect of these two factors was a reduction in net loans of approximately $28.2 million.

         Deposits totaled $544.1 million as of June 30, 2003, a $3.9 million decrease from the $548.0 million in deposits at December 31, 2002. The decrease is due to $6.5 million decline in time deposits, largely due to non-renewal of some high rate certificates of deposit, the non-renewal of a contract for approximately $5.5 million of interest bearing public funds and a $3.5 million decline in demand deposits. These declines were nearly offset by an approximately $11.6 million increase in transaction based interest bearing deposit accounts and traditional money market and savings accounts.

         Outstanding debt, including the Company's outstanding trust preferred debentures, has declined by $4.7 million since December 31, 2002. Federal Home Loan Bank advances have declined by $1.1 million due to maturities and principal payments. Other borrowed funds have declined by $600,000 due to scheduled principal payments. Additionally, the Company's outstanding trust preferred debentures have declined by $3.0 million due to a one-time call executed on March 31, 2003 (see footnote 7 to the consolidated financial statements.)

         The following table sets forth information with respect to the Company's nonperforming assets at June 30, 2003 and December 31, 2002.

                                                  (In Thousands)
                                               2003           2002
                                               ----           ----
Non-accrual loans                            $ 8,188        $10,588
Accruing loans which are contractually
   past due 90 days or more                    1,661          1,399
Restructured                                     292            293
                                             -------        -------
     Total non-performing loans               10,141         12,280
Other real estate acquired through
    foreclosure                                2,831          3,939
                                             -------        -------
     Total non-performing assets             $12,972        $16,219
                                             =======        =======

Non-performing loans as a percentage
      of total loans                            2.45%          2.82%

Non-performing assets as a percentage
     of total assets                            1.96%          2.39%


         The following table sets forth information with respect to the Company's impaired loans at June 30, 2003 and December 31, 2002.

                                                  (In Thousands)
                                               2003           2002
                                               ----           ----
Impaired loans                               $17,769        $ 8,949
Amount of the allowance for loan
   losses allocated                            8,260          3,016


         Total non-performing loans and non-performing assets have declined since year-end due to loan charge-offs and the continuation of senior management directives that have emphasized the reduction of the level of delinquency, non-accrual loans and OREO. However, while total non-performing loans have declined, accruing loans at least 90 days past due have increased. A significant effort has been placed on reviews of loan files, efforts by lenders to bring borrowers current with the terms of their loan agreements and the sale of certain OREO properties. It was during the course of this effort that facts arose that led to the Bank investigation and the resulting charge-offs and increase in the provision for loan losses. The increase in impaired loans is primarily a result of the Bank investigation. As Premier's other Kentucky institutions are in various stages of producing positive results toward improved credit quality, senior management plans include developing and executing similar action plans on the troubled loans recently identified at the Bank. As in the past, when these plans are executed, Premier may experience increases in non-performing loans and non-performing assets. Furthermore, any resulting increases in loans placed on non-accrual status will have a negative impact on future loan interest income. Also, as the investigation continues, other loans may be identified that would necessitate additional charge-offs and potentially additional provisions for loan losses.


         C.     Critical Accounting Policies

         The Company follows financial accounting and reporting policies that are in accordance with generally accepted accounting principles in the United States of America. These policies are presented in Note 1 to the consolidated audited financial statements in the Company's annual report on Form 10-K for the year ended December 31, 2002. Some of these accounting policies, as discussed below, are considered to be critical accounting policies. Critical accounting policies are those policies that require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company has identified three accounting policies that are critical accounting policies and an understanding of these policies is necessary to understand the financial statements. These policies relate to determining the adequacy of the allowance for loan losses, the impairment of goodwill, and the valuation of deferred tax assets. There have been no significant changes in the application of accounting policies since December 31, 2002.

         Management believes that the judgments, estimates and assumptions used in the preparation of the consolidated financial statements are appropriate given the factual circumstances at the time.


         D.  Liquidity

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

         5. Maintenance of an adequate available-for-sale security portfolio. The Company owns $153.8 million of securities at market value as of June 30, 2003.

         The cash flow statements for the periods presented in the financial statements provide an indication of the Company's sources and uses of cash as well as an indication of the ability of the Company to maintain an adequate level of liquidity.


         E.  Capital

         At June 30, 2003, total shareholders' equity of $52.1 million was 7.9% of total consolidated assets. This compares to total shareholders' equity of $59.4 million or 8.8% of total consolidated assets on December 31, 2002.

         Tier I capital totaled $49.8 million at June 30, 2003, which represents a Tier I leverage ratio of 7.5%.

         Book value per share was $9.95 at June 30, 2003, and $11.35 at December 31, 2002. The $7.5 million loss for the year-to-date was primarily responsible for the decrease in comprehensive income and corresponding decrease in book value per share. Partially offsetting this decrease was the after tax increase in the market value of investment securities available for sale of $254,000.


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

                         PREMIER FINANCIAL BANCORP, INC.

--------------------------------------------------------------------------------


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                         None

Item 2.  Changes in Securities                                     None

Item 3.  Defaults Upon Senior Securities                           None

Item 4.  Submission of Matters to a vote of Security Holders

         (a)  Annual meeting of the Shareholders was held June 18, 2003.

         (b)  All director nominees were elected.

         (c) Certain matters voted upon at the meeting and the votes cast with respect to such matters are as follows:

              (i) The following were elected as directors of the Company for a term of one year.

              Director                      Votes Received       Votes Withheld
              1. Toney K. Adkins              4,622,469              81,495
              2. Hosmer A. Brown, III         4,620,964              83,000
              3. Edsel R. Burns               4,617,991              85,973
              4. E. V. Holder, Jr.            4,621,519              82,445
              5. Charles R. Hooten, Jr.       4,620,964              83,000
              6. Wilbur M. Jenkins            4,621,174              82,790
              7. Keith F. Molihan             4,622,218              81,746
              8. Marshall T. Reynolds         4,507,859             196,105
              9. Neal Scaggs                  4,622,594              81,370
             10. Robert W. Walker             4,622,024              81,940
             11. Thomas W. Wright             4,622,344              81,620


             (ii) Ratification of Crowe Chizek and Company, LLC as independent auditors of the Corporation for 2003. Votes for 4,652,450; votes against 44,534; votes abstaining 6,980.


Item 5.  Other Information                                       None

Item 6.  Exhibits and Reports on Form 8-K

         (a) The following exhibits are furnished in accordance with the provisions of Item 601 of Regulation S-K.

             31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

             31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

             32 Certification Pursuant to 18 U.S.Css.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


         (b) The following Current Reports on Form 8-K were filed in the second quarter of the Company's year.

             April 28, 2003 - Press release reporting first quarter 2003 earnings.

             June 5, 2003 -   Press release regarding the continuation of the
                              deferral to pay the quarterly distributions on Premier's Trust Preferred Certificates outstanding.

             June 16, 2003 -  Press release regarding an anticipated increase in the allowance for loan losses at one of Premier's subsidiary banks.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         PREMIER FINANCIAL BANCORP, INC.



Date: August 14, 2003                  /s/ Robert W. Walker
                                       ---------------------------------------
                                       Robert W. Walker
                                       President & Chief Executive Officer


Date: August 14, 2003                  /s/ Brien M. Chase
                                       ---------------------------------------
                                       Brien M. Chase
                                       Vice President & Chief Financial Officer