Form 10-Q
period 2003-09-30
PREMIER FINANCIAL BANCORP INC
filed 2003-11-14
CIK 887919

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2003

                                       or

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

         Common stock - 5,232,230 shares outstanding at October 31, 2003.

                         PREMIER FINANCIAL BANCORP, INC.


PART I  - FINANCIAL INFORMATION

Item 1.  Financial Statements

The accompanying information has not been audited by independent public accountants; however, in the opinion of management such information reflects all adjustments necessary for a fair presentation of the results for the interim period. All such adjustments are of a normal and recurring nature. Premier's accounting and reporting policies are in accordance with accounting principles generally accepted in the United States of America. Certain accounting principles used by Premier involve a significant amount of judgment about future events and require the use of estimates in their application. The following policies are particularly sensitive in terms of judgments and the extent to which estimates are used: allowance for loan losses, goodwill impairment, realization of deferred tax assets and stock based compensation. These estimates are based on assumptions that may involve significant uncertainty at the time of their use. However, the policies, the estimates and the estimation process as well as the resulting disclosures are periodically reviewed by the Audit Committee of the Board of Directors and material estimates are subject to review as part of the external audit by the independent public accountants.

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


                         PREMIER FINANCIAL BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2003 AND DECEMBER 31, 2002
                             (DOLLARS IN THOUSANDS)

------------------------------------------------------------------------------------------------------------------
                                                                                  (UNAUDITED)
                                                                                     2003               2002
                                                                                     ----               ----
ASSETS
Cash and due from banks                                                         $      19,278      $       18,044
Federal funds sold                                                                     47,183              29,827
Securities available for sale                                                         156,454             157,633
Loans                                                                                 393,309             435,137
   Allowance for loan losses                                                          (15,753)            (11,360)
                                                                                --------------            -------
     Net loans                                                                        377,556             423,777
Federal Home Loan Bank and Federal Reserve Bank stock                                   4,594               4,395
Premises and equipment, net                                                            11,172              11,685
Real estate and other property acquired through foreclosure                             3,693               3,939
Interest receivable                                                                     4,369               6,485
Goodwill                                                                               16,044              16,044
Other assets                                                                           12,067               5,799
                                                                                -------------      --------------
   Total assets                                                                 $     652,410      $      677,628
                                                                                =============      ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
   Non-interest bearing                                                         $      63,645      $       62,874
   Time deposits, $100,000 and over                                                    60,758              66,033
   Other interest bearing                                                             410,649             419,067
                                                                                -------------      --------------
     Total deposits                                                                   535,052             547,974
Securities sold under agreements to repurchase                                          5,408               5,851
Federal Home Loan Bank advances                                                        18,989              23,533
Other borrowed funds                                                                    6,650               7,700
Notes payable                                                                           1,402               1,402
Guaranteed preferred beneficial interests in Company's debentures                      25,750              28,750
Interest payable                                                                        3,699               1,818
Other liabilities                                                                       8,411               1,234
                                                                                -------------      --------------
   Total liabilities                                                                  605,361             618,262

Stockholders' equity
   Preferred stock, no par value; 1,000,000 shares authorized;
     none issued or outstanding                                                             -                   -
   Common stock, no par value; 10,000,000 shares authorized;
     5,232,230 shares issued and outstanding                                            1,103               1,103
   Surplus                                                                             43,445              43,445
   Retained earnings                                                                    1,332              13,250
   Accumulated other comprehensive income                                               1,169               1,568
                                                                                -------------      --------------
     Total stockholders' equity                                                        47,049              59,366
                                                                                -------------      --------------
       Total liabilities and stockholders' equity                               $     652,410      $      677,628
                                                                                =============      ==============

------------------------------------------------------------------------------------------------------------------
           See Accompanying Notes to Consolidated Financial Statements


                         PREMIER FINANCIAL BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

------------------------------------------------------------------------------------------------------------------
                                                      Three Months Ended                  Nine Months Ended
                                                         September 30,                      September 30,
                                                    2003              2002             2003               2002
                                                    ----              ----             ----               ----
Interest income
  Loans, including fees                          $     7,406      $     9,181       $    23,785      $    28,255
  Securities available-for-sale
    Taxable                                              976            1,360             3,143            4,408
    Tax-exempt                                           160              203               540              613
  Federal funds sold and other                           113              181               436              540
                                                 -----------      -----------       -----------      -----------
    Total interest income                              8,655           10,925            27,904           33,816

Interest expense
   Deposits                                            2,377            3,746             7,938           12,159
   Other borrowings                                      382              420             1,186            1,348
   Debentures                                            689              713             2,089            2,139
                                                 -----------      -----------------------------      -----------
     Total interest expense                            3,448            4,879            11,213           15,646

Net interest income                                    5,207            6,046            16,691           18,170
Provision for loan losses                              8,015            3,094            22,798            7,280
                                                 -----------      -----------       -----------      -----------
Net interest income after
   provision for loan losses                          (2,808)           2,952            (6,107)          10,890

Non-interest income
   Service charges                                       814              619             2,055            1,738
   Insurance commissions                                  33               52               107              171
   Securities gains (losses)                               2                1               206              (58)
   Other                                                 285              221               958              725
                                                 -----------      -----------       -----------      -----------
                                                       1,134              893             3,326            2,576
Non-interest expenses
   Salaries and employee benefits                      2,531            2,603             8,002            7,902
   Occupancy and equipment expenses                      693              701             2,070            2,064
   Professional fees                                     373              307               952              865
   Taxes, other than payroll,
     property and income                                 174              246               478              633
   Write-downs, expenses, sales of
     other real estate owned                              46              322               312            1,315
   Other expenses                                      1,281            1,097             3,748            3,383
                                                 -----------      -----------       -----------      -----------
                                                       5,098            5,276            15,562           16,162
                                                 -----------      -----------       -----------      -----------
Income (loss) before income taxes                     (6,772)          (1,431)          (18,343)          (2,696)
Provision for income taxes (benefit)                  (2,397)            (592)           (6,425)          (1,121)
                                                 ------------     ------------      ------------     ------------

Net income (loss)                                $    (4,375)     $      (839)      $   (11,918)     $    (1,575)
                                                 ============     ============      ============     ============

Basic earnings (loss) per share                  $    (0.84)      $     (0.16)      $     (2.28)     $     (0.30)
Earnings (loss) per share assuming dilution      $    (0.84)      $     (0.16)      $     (2.28)     $     (0.30)
Weighted average shares outstanding                    5,232            5,232             5,232            5,232
Weighted average shares assuming dilution              5,232            5,232             5,232            5,232

------------------------------------------------------------------------------------------------------------------
           See Accompanying Notes to Consolidated Financial Statements



                         PREMIER FINANCIAL BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                 (IN THOUSANDS)
                                   (UNAUDITED)

------------------------------------------------------------------------------------------------------------------
                                                             Three Months Ended              Nine Months Ended
                                                                September 30,                  September 30,
                                                            2003           2002            2003            2002
                                                            ----           ----            ----            ----

Net income (loss)                                      $   (4,375)     $     (839)     $  (11,918)     $  (1,575)

Other comprehensive income (loss), net of tax:
   Unrealized gains and (losses) arising during
     the period                                              (652)            412            (263)           703
   Reclassification of realized amount                         (2)             (1)           (136)            38
                                                       -----------     -----------     -----------     ---------
     Net change in unrealized gain (loss) on
       securities                                            (654)            411            (399)           741
                                                       -----------     ----------      -----------     ---------

Comprehensive income (loss)                            $   (5,029)     $     (428)     $  (12,317)     $    (834)
                                                       ==========      ===========     ==========      ==========

------------------------------------------------------------------------------------------------------------------
           See Accompanying Notes to Consolidated Financial Statements



                          PREMIER FINANCIAL BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                 (IN THOUSANDS)
                                   (UNAUDITED)

------------------------------------------------------------------------------------------------------------------

                                                                                     2003               2002
                                                                                     ----               ----
Cash flows from operating activities
   Net (loss) income                                                            $     (11,918)     $      (1,575)
   Adjustments to reconcile net income (loss) to net
     cash from operating activities
       Depreciation                                                                       883              1,013
       Provision for loan losses                                                       22,798              7,280
       Amortization, net                                                                  472                221
       FHLB stock dividends                                                              (127)              (141)
       Investment securities losses (gains), net                                         (206)                58
       Write downs of OREO                                                                221                990
  Changes in
     Interest Receivable                                                                2,116              1,207
     Other assets                                                                      (6,062)              (460)
     Interest Payable                                                                   1,881               (325)
     Other liabilities                                                                     75               (390)
                                                                                -------------      --------------
       Net cash from operating activities                                              10,133              7,878

Cash flows from investing activities
   Purchases of securities available for sale                                        (107,567)           (94,804)
   Proceeds from sales of securities available for sale                                13,294              4,063
   Proceeds from maturities and calls of securities available
     for sale                                                                         101,683             99,142
   Purchases of FHLB stock                                                                (72)               (50)
   Net change in federal funds sold                                                   (17,356)            (8,403)
   Net change in loans                                                                 21,140              6,779
   Purchases of premises and equipment, net                                              (370)              (817)
   Proceeds from sale of other real estate acquired
     through foreclosure                                                                2,308              2,813
                                                                                -------------      -------------
     Net cash from investing activities                                                13,060              8,723

Cash flows from financing activities
   Net change in deposits                                                             (12,922)            (6,888)
   Advances from Federal Home Loan Bank                                                 2,750             10,395
   Repayment of Federal Home Loan Bank advances                                        (7,294)           (17,598)
   Early redemption of Trust Preferred Securities                                      (3,000)                 -
   Repayment of Other Borrowed Funds                                                   (1,050)            (5,300)
   Proceeds from Notes Payable                                                              -              1,402
   Net change in agreements to repurchase securities                                     (443)               176
                                                                                --------------     -------------
     Net cash from financing activities                                               (21,959)           (17,813)
                                                                                --------------     --------------

Net change in cash and cash equivalents                                                 1,234             (1,212)
Cash and cash equivalents at beginning of period                                       18,044             20,628
                                                                                -------------      -------------

Cash and cash equivalents at end of period                                      $      19,278      $      19,416
                                                                                =============      =============

Supplemental non-cash disclosure
   Purchase of securities available for sale not yet settled                    $       7,102                  -
   Loans transferred to real estate acquired through foreclosure                        2,283      $       1,421

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

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED, IN THOUSANDS)

--------------------------------------------------------------------------------

NOTE  1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Premier Financial Bancorp, Inc. (the Company) and its wholly owned subsidiaries:

                                                                                                  Sept 30, 2003
                                                                                                   Net Income
                                                                     Year                     ------------------
                                                                   Acquired       Assets          Qtr      Year

Citizens Deposit Bank & Trust          Vanceburg, Kentucky           1991     $   87,855      $   300    $   659
Bank of Germantown                     Germantown, Kentucky          1992         23,470          (21)        11
Citizens Bank (Kentucky), Inc.         Georgetown, Kentucky          1995         80,042           21        (82)
Farmers Deposit Bank                   Eminence, Kentucky            1996        121,411       (5,220)   (13,666)
Ohio River Bank                        Ironton, Ohio                 1998         76,209          253        709
First Central Bank, Inc.               Philippi, West Virginia       1998         86,207          317        768
Boone County Bank, Inc.                Madison, West Virginia        1998        172,463          475      1,460
Mt. Vernon Financial Holdings, Inc.    Huntington, West Virginia     1999          6,175          (10)       (23)


The Company also has a data processing subsidiary, Premier Data Services, Inc., and the PFBI Capital Trust subsidiary as discussed in Note 7. All intercompany transactions and balances have been eliminated.

The Company maintains the Premier Financial Bancorp, Inc. 1996 Employee Stock Ownership Incentive Plan (the 1996 Plan) and the 2002 Employee Stock Ownership Incentive Plan (the 2002 Plan), whereby certain employees of the Company are eligible to receive incentive stock options. Under the 1996 Plan, a maximum of 100,000 shares of the Company's common stock may be issued through the exercise of these incentive stock options. Under the 2002 Plan, a maximum of 500,000 shares of the Company's common stock may be issued through the exercise of these incentive stock options. The option price under both plans is the fair market value of the Company's shares at the date of the grant. In January, 2003, the Company granted 28,650 options under the 2002 Plan at $7.96 per share which will be fully vested in three years.

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


                                                       Three Months Ended                  Nine Months Ended
                                                          September 30,                      September 30
                                                    2003              2002             2003              2002
                                                    ----              ----             ----              ----

Net (loss) income as reported                    $   (4,375)      $     (839)       $  (11,918)      $   (1,575)
Deduct:  Stock-based compensation
   expense determined under fair
   value based method                                     -                -               (21)               -
                                                 ----------       ----------        -----------      ----------
Pro forma net (loss) income                      $   (4,375)      $     (839)       $  (11,939)      $   (1,575)

Basic loss per share as reported                 $    (0.84)      $    (0.16)       $    (2.28)      $    (0.30)
Pro forma basic loss per share                        (0.84)           (0.16)            (2.28)           (0.30)

Diluted loss per share as reported               $    (0.84)      $    (0.16)       $    (2.28)      $    (0.30)
Pro forma diluted loss per share                      (0.84)           (0.16)            (2.28)           (0.30)


The fair value of the options granted are estimated as of the measurement date using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2003: dividend yield of 0.0%, expected volatility of 42.4%, risk-free interest rate of 3.1%, and expected life of five years. The weighted average fair value of options granted in 2003 was $3.30.

For all periods presented, stock options were not considered in the above computation because they were antidilutive.

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

The Company has received a "Management, Directorate, and Organizational Review" (the "Review") from the independent consultant it retained pursuant to the written agreement with the FRB. Management has submitted to the FRB its management plan that addresses the findings and recommendations in the Review and is in the process of implementing the recommended changes to the Company's loan review and loan underwriting processes. Management has also submitted to the FRB a revised management succession plan that incorporated the recommendations made in the Review. Management has submitted its written capital maintenance plan and its parent-only cash flow analysis. These plans are updated on a regular basis and submitted to the FRB. The Company's compliance with the written agreement is being monitored by a committee which consists of three of its outside directors.

Three of the Company's subsidiaries, Citizens Deposit Bank & Trust, Bank of Germantown and Citizens Bank (Kentucky), Inc. have entered into similar agreements with their respective primary regulators which, among other things, prohibit the payment of dividends without prior written approval and require significant changes in their credit administration policies.

These agreements, which require periodic reporting, will remain in force until the regulators are satisfied that the Company and the banks have fully complied with the terms of the agreement. For further discussion on regulatory matters, including Farmers Deposit Bank, see Note 8 as well.

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

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. This Interpretation provides new guidance for the consolidation of variable interest entities ("VIEs") and requires such entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among parties involved. The Interpretation also adds disclosure requirements for investors that are involved with unconsolidated VIEs. The consolidation requirements apply immediately to VIEs created after January 31, 2003 and are effective for the first fiscal year or interim period ending after December 15, 2003 for VIEs acquired before February 1, 2003. The adoption of this interpretation is not expected have a significant impact on the Company's financial condition of results of operations.

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

--------------------------------------------------------------------------------
                                    CONTINUED

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED, IN THOUSANDS)

--------------------------------------------------------------------------------

NOTE  4 - SECURITIES

Amortized cost and fair value of investment securities, by category, at September 30, 2003 are summarized as follows:

                                                   Amortized        Unrealized        Unrealized           Fair
                                                      Cost             Gains            Losses            Value
Available for sale
  U. S. Treasury securities                     $          650    $            3   $            -    $           653
  U. S. agency securities                              105,405               817               (5)           106,217
  Obligations of states and political
     Subdivisions                                       15,186               830              (14)            16,002
  Mortgage-backed securities                            30,776               103              (13)            30,866
  Corporate securities                                   2,665                51                -              2,716
                                                --------------    --------------   --------------    ---------------
     Total available for sale                   $      154,682    $        1,804   $          (32)   $       156,454
                                                ==============    ==============   ==============    ===============

Amortized cost and fair value of investment securities, by category, at December 31, 2002 are summarized as follows:

                                                   Amortized        Unrealized        Unrealized           Fair
                                                      Cost             Gains            Losses            Value
Available for sale
  U. S. Treasury securities                     $          399    $            8   $           -     $           407
  U. S. agency securities                              120,660             1,256               -             121,916
  Obligations of states and political
     Subdivisions                                       17,794               827              (11)            18,610
  Mortgage-backed securities                             7,369               279               -               7,648
  Corporate securities                                   9,036                16               -               9,052
                                                --------------    --------------   --------------    ---------------
     Total available for sale                   $      155,258    $        2,386   $          (11)   $       157,633
                                                ==============    ==============   ==============    ===============


NOTE  5 - LOANS

Major classifications of loans at September 30, 2003 and December 31, 2002 are summarized as follows:
                                                       2003             2002
                                                       ----             ----
Commercial, secured by real estate                $    111,079     $    120,306
Commercial, other                                       50,796           64,014
Real estate construction                                10,607           11,924
Residential real estate                                143,322          156,215
Agricultural                                             8,448            8,862
Consumer and home equity                                67,385           71,075
Other                                                    1,672            2,741
                                                  ------------     ------------
                                                  $    393,309     $    435,137
                                                  ============     ============


--------------------------------------------------------------------------------
                                    CONTINUED

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED, IN THOUSANDS)

--------------------------------------------------------------------------------

NOTE  5 - LOANS (continued)

The following table sets forth information with respect to the Company's impaired loans at September 30, 2003 and December 31, 2002.
                                                      2003             2002
                                                      ----             ----
Impaired loans at period end                      $     13,782     $      8,949
Amount of allowance for loan losses allocated            5,624            3,016


The following table sets forth information with respect to the Company's nonperforming loans at September 30, 2003 and December 31, 2002.

                                                      2003             2002
                                                      ----             ----
Non-accrual loans                                 $     15,467     $     10,588
Accruing loans which are contractually
  past due 90 days or more                               4,099            1,399
Restructured loans                                         305              293
                                                  ------------     ------------
                                                  $     19,871     $     12,280
                                                  ============     ============

NOTE  6 - ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for the three months and nine months ended September 30, 2003 and 2002 are as follows:

                                   Three Months Ended      Nine Months Ended
                                      September 30,           September 30,
                                    2003       2002         2003       2002
                                    ----       ----         ----       ----

Balance, beginning of period      $ 18,057   $  9,126     $ 11,360   $  8,946
Gross charge-offs                  (10,504)    (1,342)     (18,993)    (5,924)
Recoveries                             185        252          588        828
Provision for loan losses            8,015      3,094       22,798      7,280
                                  --------   --------     --------   --------
Balance, end of period            $ 15,753   $ 11,130     $ 15,753   $ 11,130
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

In December 2002, the Company exercised its right to defer the payment of interest on its 9.75% Trust Preferred Securities for December 31, 2002 and for an indefinite period, which can be no longer than 20 consecutive quarterly periods. That deferment has continued for consecutive quarters through September 30, 2003. These and any future deferred distributions will accrue interest at an annual rate of 9.75% which will be paid when the deferred distributions are ultimately paid. Management of Premier does not expect to resume payments on the Subordinated Debentures or the Trust Preferred Securities until the Federal Reserve Bank of Cleveland determines that the Company has achieved adequate and sustained levels of profitability to support such payments and approves such payments.

NOTE  8 - STOCKHOLDERS' EQUITY AND REGULATORY MATTERS

The Company's principal source of funds for dividend payments to shareholders is dividends received from the subsidiary Banks. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year's net profits, as defined, combined with the retained net profits of the preceding two years, subject to the capital requirements and additional restrictions as discussed below. During the remainder of 2003, the Banks could, without prior approval, declare dividends payable to the Company of approximately $2.4 million plus any remaining 2003 net profits retained by the Banks to the date of the dividend declaration.

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



--------------------------------------------------------------------------------
                                    CONTINUED

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED, IN THOUSANDS)

--------------------------------------------------------------------------------

NOTE  8 - STOCKHOLDERS' EQUITY AND REGULATORY MATTERS (continued)

These quantitative measures established by regulation to ensure capital adequacy require the Company and Banks to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Except for Farmers Deposit Bank (see below) management believes, as of September 30, 2003, that the Company and the Banks meet all quantitative capital adequacy requirements to which they are subject.

Shown below is a summary of regulatory capital ratios for the Company:
                                                                    Regulatory
                                            Sept 30,  December 31,    Minimum
                                              2003        2002     Requirements
                                              ----        ----     ------------
Tier I Capital (to Risk-Weighted Assets)      10.6%       14.1%         4.0%
Total Capital (to Risk-Weighted Assets)       14.6%       17.5%         8.0%
Tier I Capital (to Average Assets)             6.4%        9.1%         4.0%

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

Citizens Deposit Bank (Citizens) entered into a Written Agreement with the FRB on September 29, 2000 restricting Citizens from declaring or paying dividends without prior approval. This agreement is in effect until terminated by the FRB. Citizens' Tier I capital to average assets ratio was 11.8% at September 30, 2003, an increase from 10.9% at December 31, 2002.

Bank of Germantown (Germantown) entered into an agreement with the Kentucky Department of Financial Institutions (KDFI) and the Federal Deposit Insurance Corporation (FDIC) on June 13, 2000 restricting Germantown from declaring or paying dividends, without prior approval, if its Tier I capital to average assets falls below 7%. This agreement is in effect until terminated by the KDFI and FDIC. Germantown's Tier I capital to average assets ratio was 8.1% at September 30, 2003, an increase from 7.6% at December 31, 2002.

Citizens Bank (Kentucky), Inc. (Citizens, KY) entered into an agreement with the Kentucky Department of Financial Institutions (KDFI) and the Federal Deposit Insurance Corporation (FDIC) on September 11, 2002 restricting Citizens, KY from declaring or paying dividends, without prior approval. This agreement is in effect until terminated by the KDFI and FDIC. Citizens KY's Tier I capital to average assets ratio was 9.2% at September 30, 2003, an increase from 8.7% at December 31, 2002.

--------------------------------------------------------------------------------
                                    CONTINUED

                          PREMIER FINANCIAL BANCORP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED, IN THOUSANDS)

--------------------------------------------------------------------------------

NOTE  8 - STOCKHOLDERS' EQUITY AND REGULATORY MATTERS (continued)

Due to the negative effects of the reported losses at Farmers Deposit Bank (Farmers) on its capital, the Company developed a plan in conjunction with the Federal Deposit Insurance Corporation (FDIC) to inject capital at Farmers as needed to maintain the bank's well capitalized designation. Although through October 2003, the Company has injected $7.5 million of capital as part of this plan, the capital ratios of Farmers Deposit Bank have fallen below the well capitalized thresholds. The FDIC recently notified management concerning Farmers' key capital ratios falling within the "undercapitalized" capital category for purposes of prompt corrective action. An "undercapitalized" bank is one that does not meet prescribed minimum capital ratios. FDIC rules require "undercapitalized" banks to file a written capital restoration plan with the FDIC within 45 days of the notice and also restrict "undercapitalized" banks from paying capital distributions or growing the size of the bank without prior written approval from the FDIC. On Farmers' September 30, 2003 call report filed with the FDIC on October 29, 2003, the capital ratios were calculated to be above the prescribed minimum capital ratios which would designate Farmers as "adequately capitalized". In that call report, Farmers Tier I capital to average assets ratio was 5.18%. Although no time frame has yet been given to Farmers to restore its capital, the Company has submitted a proposal to the FDIC and KDFI which would increase Farmers Tier I to average assets ratio to approximately 8.7%. The proposal, which requires approval from both the FDIC and KDFI, has been approved by KDFI and is being evaluated by the FDIC.

As of September 30, 2003, the most recent notification from the FRB categorized the Company and its subsidiary banks (except Farmers) as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum Total risk-based capital ratio of 10.0%, a minimum Tier I risk-based capital ratio of 6.0% and a Tier I leverage ratio if 5.0%. There are no conditions or events since that notification that management believes have changed the Company's category.

The Securities and Exchange Commission ("SEC") is also investigating the information disclosed in Premier's June 19 and July 31, 2003 Forms 8-K regarding Farmers and has requested information about Premier's ongoing investigation.

NOTE  9 - NOTES PAYABLE

During 2002, the Company also entered into notes payable with the Company's Chairman of the Board and President. Due to the regulatory restriction on the Company's payment of its Trust Preferred distributions as discussed in Note 7, the Company reached an agreement with the FRB whereby the Company's Chairman of the Board, who is also the Company's largest shareholder, agreed to loan the Company the amount of the second quarter distribution, $701,000, so that the Company, with the FRB's approval, could make such distribution. A similar agreement was reached with the FRB for the payment of the distribution due for the third quarter 2002. The Company's President, who is also a director and a shareholder, agreed to loan the Company the amount of that distribution, $701,000. Thus, the balance of notes payable at September 30 2003, was $1,402,000. Both loans are unsecured at a zero percent interest rate with no defined maturity date. The loans cannot be repaid without the prior approval of the FRB.

--------------------------------------------------------------------------------

                         PREMIER FINANCIAL BANCORP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------

Item 2.  Management's Discussion and Analysis
            of Financial Condition and Results of Operations

         A.   Results of Operations

         Premier realized a net loss for the nine months ended September 30, 2003, of $11,918,000, or $2.28 per share, compared to a net loss of $1,575,000 or 28 cents per share for the nine months ended September 30, 2002. The net loss and loss per share for 2003 was primarily the result of a $20.0 million of provisions for loan losses at Farmers Deposit Bank (Farmers), a wholly owned subsidiary of Premier.

         On June 16, 2003, Premier announced that as a result of an ongoing internal investigation it had uncovered a systematic disregard for its loan approval and credit administration policies at Farmers and had accepted the resignation of the Farmers Deposit Bank's president. On July 31, 2003, Premier announced that as a result of the investigation to date, Premier had charged-off approximately $6.2 million of loans at Farmers in the month of June and had recorded a $12.1 million provision for loan losses. During the third quarter of 2003, in conjunction with investigation findings, Premier charged-off an additional $9.6 million of loans at Farmers Deposit Bank and recorded an additional $7.9 million provision. In addition to the provision for loan losses, $441,000 of interest income reversals and $200,000 of additional expenses were also recorded in the third quarter.

         Premier's initial investigation indicates that Farmers' former president had engaged in conduct which subverted the bank's internal controls and credit administration policies, conduct which appears to have been designed to avoid detection by management and those entities employed by Premier to perform independent reviews of its subsidiaries' accounting records, internal controls, and credit risk. While the investigation is still on-going, management at Premier has implemented a number of actions since the Farmers Deposit Bank's president's resignation including recruiting and hiring a new President and CEO, hiring a Chief Financial Officer for Farmers, reviewed all loan relationship exceeding $25,000 and hired experienced collectors and retained attorneys to pursue collections.

         The impact of the transactions related to the Farmers investigation (the Transactions) on the Company's financial results for the nine months ended September 30, 2003 was to reduce net income by approximately $14.0 million. For the quarter ending September 30, 2003, Premier recorded a net loss of $4,375,000, or 84 cents per share. The impact of the Transactions on the Company's financial results for the quarter ended September 30, 2003 was to reduce net income by approximately $5.6 million. The following table summarizes the effects of the Transactions on the Company's financial results.



                                                        For the        For the
                                                        Quarter      Nine Months
                                                         Ended          Ended
                                                        Sept 30        Sept 30
Dollars in thousands                                      2003           2003
                                                        --------       --------
Impact on net income of transactions related to
   Farmers investigation
     Interest income reversal                           $   (441)      $   (744)
     Additional provision for loan losses                 (7,900)       (20,000)
     Additional non-interest expenses                       (200)          (455)
     Income tax benefit                                    2,904          7,208
                                                        --------       --------
Effect on net income                                    $ (5,637)      $(13,991)
                                                        ========       ========

         The year-to-date 2002 loss was largely due to $7.3 million of provisions for loan losses and $1.3 million of Other Real Estate Owned (OREO) writedowns, sales and expenses. For the quarter ending September 30, 2002, Premier recorded a net loss of $839,000, or 16 cents per share.

         The total provision for loan losses was $8.0 million for the third quarter of 2003 (largely due to the $7.9 million provision resulting from Farmers investigation) compared to $3.1 million for the third quarter of 2002. This addition brings the year-to-date provision to $22.8 million compared to $7.3 million for the same year-to-date period in 2002. While management has not yet exhausted all efforts and means available to collect the identified problem loans, the additional provisions were made in accordance with Premier's policies regarding the adequacy of the allowance for loan losses which are in accordance with accounting principles generally accepted in the United States of America. Any collections on these loans would be presented in future financial statements as recoveries of the amounts charged against the allowance. The allowance for loan losses at September 30, 2003 was 4.00% of total loans as compared to 2.61% at December 31, 2002. The increase in the percentage of allowance for loan losses to total loans is largely due to the large provision for loan losses required versus the level of net charge-offs actually taken during the first nine months of 2003 plus the effect of the decline in total loans outstanding.

         The allowance for loan losses is maintained to absorb probable incurred losses associated with lending activities. Since actual losses within a given loan portfolio are difficult to predict, management uses a significant amount of estimation and judgment to determine the adequacy of the allowance for loan losses. Factors considered in determining the adequacy of the allowance include an individual assessment of risk on certain loans and total creditor relationships, historical charge-off experience, levels of non-performing and past due loans, and an evaluation of current economic conditions. The individual risk assessments are used to classify loans based upon regulatory definitions and guidelines. These risk assessments are tested for reasonableness by outside loan review consultants and bank regulatory agencies.

         Net interest income for the nine months ending September 30, 2003 totaled $16.69 million, an 8.1% decrease from the $18.17 million of net interest income earned in the first nine months of 2002. Approximately one-half of the decrease was due to interest income reversals at Farmers. The remainder was due to an overall decline in loans outstanding across the remainder of Premier's affiliates and lower reinvestment yields on maturing investments. This decline in interest income more than offset the lower cost of funds resulting from the decline in market interest rates over the past year and the reduction in trust preferred obligations, FHLB advances and other borrowings. As a result, the net interest margin for the nine months ending September 30, 2003 was approximately 3.65% compared to 3.83% for the same period in 2002. For the quarter ending September 30, 2003, net interest income totaled $5.21 million, a 5.4% decrease from the $5.50 million reported for the second quarter of 2003, and a 13.9% decrease from the $6.05 million of net interest income earned in the third quarter of 2002. The decrease compared to the second quarter of 2003 was partially due the interest income reversals at Farmers as well as the lower rates earned on floating rate loans and reinvestments of maturing securities in the low interest rate environment. These declines more than offset the $305,000 of interest expense savings resulting from debt reduction and lower rates paid on deposits. The decrease compared to the prior year third quarter was also primarily the result of the interest income reversals and the lower reinvestment rate on maturing securities as well as a decline in overall loans outstanding and the lower rates earned on floating rate loans.

         Non-interest income increased $750,000 to $3,326,000 for the first nine months of 2003 compared to $2,576,000 for the first nine months of 2002, partially due to a $264,000 increase in gains on the sale of securities. The remaining increase was largely due to a 18.2% or $317,000 increase in service charges and fees and an increased volume of secondary market mortgage loan activity resulting in secondary market fee income. These were partially offset by a $64,000 decrease in insurance commissions. For the quarter ended September 30, 2003, non-interest income increased $67,000 to $1,134,000 compared to the $1,067,000 reported for the second quarter of 2003. The increase was largely due to a $123,000 (17.8%) increase in revenue from service charges on deposit accounts. This was partially offset by a decline in secondary market fee income as well as a decline in gains on securities transactions. When compared to the third quarter of 2002, the $1,134,000 of non-interest income was a $241,000 or 27.0% increase over the $893,000 reported last year. Approximately $195,000 of the increase was due to an increase in service charges on deposit accounts. The remainder was due to various increase in other operating income items such as secondary market fee income and checkbook sales.

         Non-interest expenses for the first nine months of 2003 totaled $15,562,000 or 3.1% of average assets on an annualized basis compared to $16,162,000 or 3.1% of average assets for the same period of 2002. The decrease in non-interest expense is largely due to a $1.0 million decrease in expenses to maintain, sell or writedown to estimated realizable values various OREO properties, as well as a decline in taxes other than payroll, property and income taxes. These were partially offset by a $100,000 or 1.3% increase in staff costs, a $6,000 or 0.3% increase in occupancy & equipment expense and the $455,000 of expenses related to Farmers investigation.

         For the quarter ending September 30, 2003, non-interest expense totaled $5,098,000, a 3.4% or $178,000 decrease from the same quarter of 2002. The decrease is again largely due to a $276,000 decrease in OREO expenses and writedowns, coupled with a $72,000 decrease in taxes other than payroll, property and income taxes and a $72,000 decrease in staff costs as employees began participating in the cost of their medical insurance premiums in the second quarter of 2003. These positive variances were partially offset by the $200,000 of expenses related to Farmers investigation. When compared to the second quarter of 2003, non-interest expense decreased by $139,000 or 2.7%. A $122,000 or 4.6% decline in staff costs largely due to the employee participation in the cost of medical insurance and a planned reduction in staff and a $144,000 decline in OREO expenses and writedowns. These were partially offset by a $56,000 increase in legal and professional fees, an increase in occupancy costs primarily related to property taxes, and an increase in marketing and business development expenses.

         The income tax benefit was $6,425,000 for the first nine months of 2003 compared to an income tax benefit of $1,121,000 for the first nine months of 2002. The decrease in income tax expense can be primarily attributed to the decrease in pretax net income resulting from the additional provision for loan losses. The income tax benefit for the quarter ending September 30, 2003 was $2,397,000 compared to a tax benefit of $592,000 during the same period of 2002.

         The annualized returns on stockholders' equity and on average assets were approximately (28.49)% and (2.37)% for the nine months ended September 30, 2003 compared to (3.51)% and (0.30)% for the same period in 2002.


         B.  Financial Position

         Total assets at September 30, 2003 decreased $25.2 million or 3.7% to $652.4 million from the $677.6 million at December 31, 2002. This decrease is largely due to the year-to-date loss resulting from the $22.8 million provision for loan losses, a $12.9 million decrease in deposits, a $5.6 million decrease in borrowings and the $3.0 million early redemption of the Company's preferred debentures in March 2003.

         Earning assets decreased to $601.8 million at September 30, 2003 from the $627.3 million at December 31, 2002, a decrease of $25.5 million, or 4.1%. The decrease is largely due to a $41.8 million decline in total loans (see below), partially offset by a $17.4 million increase in federal funds sold.

         Cash and due from banks at September 30, 2003 was $19.3 million, a $1.3 million increase from $18.0 million on December 31, 2002. Likewise, federal funds sold increased to $47.2 million from the $29.8 million reported at December 31, 2002, an increase of $17.4 million. Approximately, $7.8 million of the increase in these liquid assets was at Farmers to satisfy some scheduled maturities of short-term deposits and FHLB debt as well as to provide increased liquidity for deposit withdrawals. Another $7.1 million of federal funds sold are being held to fund investment purchases made in September that will not settle until October. The remaining increase in these liquid assets was primarily the result of retaining the liquidity from maturing investments and loan payoffs as part of Premier's interest rate risk management strategy.

         As investments have matured and loan principal balances have paid down, Premier has increased its purchases of higher-yielding mortgage-backed securities in an effort to maximize its yield opportunities. Since December 31, 2002, mortgage-backed securities have increased by $23.2 million to $30.9 million at September 30, 2003. Mortgage-backed securities totaled approximately 19.7% of the $156.5 million investment portfolio at September 30, 2003 compared to 4.9% of the $157.6 million investment portfolio at December 31, 2003.

         Total loans at September 30, 2003 were $393.3 million compared to $435.1 million at December 31, 2002, a decrease of $41.8 million. This decrease is due to various factors. During the first nine months of 2003, Premier charged-off $19.0 million of loans, $15.8 million as a result of Farmers investigation. Premier has continued its efforts to collect the loans retained from the sale of the Bank of Mt Vernon, reducing their outstanding balances by approximately $2.0 million during the first nine months of 2003. Most of Premier's other affiliate banks have experienced a significant level of commercial loan and residential real estate loan payoffs as interest rates have declined and opportunities for customers to refinance at lower rates have expanded. Furthermore, the sluggish economy has reduced the consumer demand for new loans and the resulting competition for new loan volume has increased. However, two of Premier's banks have continued to increase their loans outstanding during the year-to-date time frame by a combined $6.0 million.

         While total loans outstanding have decreased by $41.8 million, the allowance for loan losses has increased by $4.4 million since December 31, 2003, largely due to the $20.0 million provision resulting from Farmers investigation. The combined effect of these two factors was a reduction in net loans of approximately $46.2 million.

         The following table sets forth information with respect to the Company's nonperforming assets at September 30, 2003 and December 31, 2002.

                                                     (In Thousands)
                                                  2003            2002
                                                  ----            ----
Non-accrual loans                              $ 15,467        $ 10,588
Accruing loans which are contractually
  past due 90 days or more                        4,099           1,399
Restructured                                        305             293
                                               --------        --------
     Total non-performing loans                  19,871          12,280
Other real estate acquired through
  foreclosure                                     3,693           3,939
                                               --------        --------
     Total non-performing assets               $ 23,564        $ 16,219

Non-performing loans as a percentage
   of total loans                                  5.05%           2.82%

Non-performing assets as a percentage
   of total assets                                 3.61%           2.39%


         The following table sets forth information with respect to the Company's impaired loans at September 30, 2003 and December 31, 2002.

                                                     (In Thousands)
                                                  2003            2002
                                                  ----            ----
Impaired loans                                 $ 13,782        $  8,949
Amount of the allowance for loan
   losses allocated                               5,624           3,016

         Total non-performing loans and non-performing assets have increased significantly since year-end largely due to the identification of problem loans at Farmers Deposit Bank. Since June 30, 2003, loans on non-accrual status at Farmers have increased by $7.6 million as a result of the investigation. Furthermore, Farmers has realized a $2.8 million increase in loans past due over 90 days, largely due to single payment maturities that have yet to be renewed or are in the process of collection. Excluding the non-performing loans at Farmers Deposit Bank, loans on non-accrual status have declined by $3.0 million or 30% since year-end while loans over 90 days past due have declined by $820,000 or 67% since year-end. The declines are the result of loan charge-offs and the continuation of senior management directives that have emphasized the reduction of the level of delinquency, non-accrual loans and OREO. A significant effort has been placed on reviews of loan files, efforts by lenders to bring borrowers current with the terms of their loan agreements and the sale of certain OREO properties. It was during the course of this effort that facts arose that led to the Farmers investigation and the resulting charge-offs and increase in the provision for loan losses at Farmers. The decrease in impaired loans is primarily a result of charge-offs as a result of the Farmers investigation. As Premier's other Kentucky institutions are in various stages of producing positive results toward improved credit quality, senior management plans include developing and executing similar action plans on the troubled loans identified at Farmers. As in the past, when these plans are executed, Premier may experience increases in non-performing loans and non-performing assets. Furthermore, any resulting increases in loans placed on non-accrual status will have a negative impact on future loan interest income. Also, as these plans are executed, other loans may be identified that would necessitate additional charge-offs and potentially additional provisions for loan losses.

         Deposits totaled $535.1 million as of September 30, 2003, a $12.9 million decrease from the $548.0 million in deposits at December 31, 2002. The decrease is due to several factors. Time deposits have declined by $16.6 million since year-end, largely due to non-renewal of high rate certificates of deposit and a $7.5 million planned reduction in time deposits at Farmers. Interest bearing money market accounts have declined by $11.3 million since year-end, partially due to the non-renewal of a contract for approximately $5.5 million of interest bearing public funds. These declines have been partially offset by an approximately $10.0 million increase in transaction based interest bearing deposit accounts, a $4.2 million increase in traditional savings accounts and a $0.8 million increase in demand deposits.

         Outstanding debt, including the Company's outstanding trust preferred debentures, has declined by $8.6 million since December 31, 2002. Federal Home Loan Bank advances have declined by $4.5 million due to maturities and principal payments. Other borrowed funds have declined by $1,050,000 due to scheduled principal payments. Additionally, the Company's outstanding trust preferred debentures have declined by $3.0 million due to a one-time call executed on March 31, 2003 (see note 7 to the consolidated financial statements.)


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

         5. Maintenance of an adequate available-for-sale security portfolio. The Company owns $156.5 million of securities at market value as of September 30, 2003.

         The cash flow statements for the periods presented in the financial statements provide an indication of the Company's sources and uses of cash as well as an indication of the ability of the Company to maintain an adequate level of liquidity.


         E.  Capital

         At September 30, 2003, total shareholders' equity of $47.0 million was 7.2% of total consolidated assets. This compares to total shareholders' equity of $59.4 million or 8.8% of total consolidated assets on December 31, 2002.

         Tier I capital totaled $40.6 million at September 30, 2003, which represents a Tier I leverage ratio of 6.4%.

         Book value per share was $8.99 at September 30, 2003, and $11.35 at December 31, 2002. The $11.9 million loss for the year-to-date was primarily responsible for the decrease in comprehensive income and corresponding decrease in book value per share. Adding to this decrease was the after tax decrease in the market value of investment securities available for sale of $399,000. Additional information on the Company's capital and the capital of some of its subsidiary banks can be found in notes 2 and 8 to the financial statements.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         The Company currently does not engage in any derivative or hedging activity. Refer to the Company's 2002 10-K for analysis of the interest rate sensitivity. The Company believes there have been no significant changes in the interest rate sensitivity since previously reported on the Company's 2002 10-K. A rise in the interest rate environment is estimated to have a positive impact on net interest income while a decline in interest rates would have a negative impact on net interest income.


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

                         PREMIER FINANCIAL BANCORP, INC.

--------------------------------------------------------------------------------


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------
     See information regarding regulatory matters in note 2 and note 8 to the consolidated financial statements.

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

             31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

             31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

             32 Certification Pursuant to 18 U.S.Css.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


         (b) The following Current Reports on Form 8-K were filed in the third quarter of the Company's year.

             July 31, 2003 -     Press release regarding charge-offs and
                                 additional provision for loan losses at
                                 Farmers Deposit Bank.

             August 8, 2003 -    Press release reporting second quarter 2003
                                 earnings.

             September 9, 2003 - Press release regarding the continuation of the deferral to pay the quarterly distributions on Premier's Trust Preferred Certificates outstanding.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         PREMIER FINANCIAL BANCORP, INC.



Date: November 14, 2003                /s/ Robert W. Walker
                                       ----------------------------------------
                                       Robert W. Walker
                                       President & Chief Executive Officer


Date: November 14, 2003                /s/ Brien M. Chase
                                       ----------------------------------------
                                       Brien M. Chase
                                       Vice President & Chief Financial Officer