Form 10-K
period 2003-12-31
PREMIER FINANCIAL BANCORP INC
filed 2004-04-14
CIK 887919

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


          [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended DECEMBER 31, 2003

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

           $38,030,574                                    March 26, 2004

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

              Class                                Outstanding at March 26, 2004
              -----                                ----------------------------

  COMMON STOCK (no par value)                              5,232,230



                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the Form 10-K part indicated:

         Document Form 10-K

 (1)     Proxy statement for the 2004 annual meeting of                 Part III
         shareholders

                                     PART I

Item 1.  Description of Business

                                   THE COMPANY

         Premier Financial Bancorp, Inc. (the "Company" or "Premier") is a multi-bank holding company that, as of March 16, 2003, operates fourteen banking offices in Kentucky, three banking offices in Ohio, and six banking offices in West Virginia. At December 31, 2003, Premier had total consolidated assets of $622.7 million, total consolidated deposits from continuing operations of $455.5 million and total consolidated shareholders' equity of $45.5 million.
The banking subsidiaries (the "Banks" or "Affiliate Banks") consist of Citizens Deposit Bank & Trust, Vanceburg, Kentucky; Bank of Germantown, Germantown, Kentucky; Citizens Bank (Kentucky), Inc., Georgetown, Kentucky; Farmers Deposit Bank, Eminence, Kentucky; Ohio River Bank, Ironton, Ohio;
First Central Bank, Inc., Philippi, West Virginia; and Boone County Bank, Inc., Madison, West Virginia.

On June 16, 2003 Premier announced that as a result of an ongoing internal investigation, it had uncovered a systematic disregard for its loan approval and credit administration policies at its Farmers Deposit Bank subsidiary and had accepted the resignation of the bank's former president. On November 7, 2003 Premier disclosed that the Securities and Exchange Commission had requested information about Premier's internal investigation. As the internal investigation progressed, many loans were charged off and additional provisions for loan losses were recorded. Premier's management, with the assistance of outside independent professionals, has conducted a further review of those loans for which significant charge offs or additional provisions were required in 2003. The purpose of this review was to determine if the facts or circumstances that gave rise to additional charge offs or provisions had been improperly withheld from senior management or improperly considered in applying management's estimates and judgments as to the adequacy of the allowance for loan losses in prior financial statement periods. The review did identify instances in which collateral securing loans had been released without proper support or notation in loan files, instances in which obligors on notes had been released from their repayment obligation without proper support or notation in loan files and instances in which delinquent loan reporting systems had been manipulated to prevent problem loans from being identified on a timely basis. Premier's senior management determined that if these circumstances had been considered in evaluating the adequacy of the allowance for loan losses in prior periods then some of the loan charge offs and additional provisions for loan losses recorded in 2003 should have been reflected in prior periods. Therefore the financial statements for 2002 and 2001 have been restated to reflect the financial statement effect of the matters that occurred in those periods but which were improperly concealed by subsidiary management. See Note 2 to the consolidated financial statements included later in this report for a more detailed discussion of the restatement impact.

In the fourth quarter of 2003, the Company adopted and began to implement a plan to sell its subsidiary Citizens Bank (Kentucky), Inc. ("Citizens Bank") located in Georgetown, Kentucky. On February 13, 2004, the Company announced that it had signed a definitive agreement to sell Citizens Bank in a cash transaction valued at approximately $14,500,000. In accordance with Financial Accounting Standard 144, "Accounting for the Impairment or Disposal of Long-lived Assets", which became effective for the Company on January 1, 2002, the financial position and results of operations of Citizens Bank are removed from the detail line items in the Company's financial statements and presented separately as "discontinued operations." See Note 3 to the consolidated financial statements included later in this report for a more detailed discussion of discontinued operations.


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

         Premier was incorporated as a Kentucky corporation in 1991 and has functioned as a bank holding company since its formation. During 2002, Premier moved its principal executive offices from Georgetown, Kentucky to its present location at 2883 5th Avenue, Huntington, West Virginia, 25702. The purpose of the move was to be more centrally located among Premier's Affiliate Banks and its directorship. Premier's telephone number is (304) 525-1600.

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

         Each of the Banks provides a wide range of retail and commercial banking services, including commercial, real estate, agricultural and consumer lending; depository and funds transfer services; collections; safe deposit boxes; cash management services; and other services tailored for both individuals and businesses. Farmers Deposit Bank in Eminence, Kentucky, also offers limited trust services and acts as executor, administrator, trustee and in various other fiduciary capacities. Through Premier Data Services, Inc., the Company's data processing subsidiary, the Company currently provides centralized data processing services to six of the Banks as well as two non-affiliated banks.

         The Banks' residential mortgage lending activities consist primarily of loans for purchasing personal residences or loans for commercial or consumer purposes secured by residential mortgages. Consumer lending activities consist of traditional forms of financing for automobile and personal loans. Commercial lending activities include loans to small businesses located primarily in the communities in which the Banks are located and surrounding areas. Commercial loans are secured business assets including real estate, equipment, inventory, and accounts receivable. Some commercial loans are unsecured. Farmers Deposit Bank has previously extended loans to professional athletes and their agents and advisors. This lending activity has been curtailed in 2003.

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

         Bank holding companies currently are required to maintain Tier I and total capital (the sum of Tier 1 and Tier 2 capital) equal to at least 4% and 8% of total risk-weighted assets, respectively. At December 31, 2003, Premier met both requirements, with Tier I and total capital equal to 10.6% and 14.8% of its total risk-weighted assets, respectively.

         In addition to the risk-based capital guidelines, the Federal Reserve requires bank holding companies to maintain a minimum "leverage ratio" (Tier I capital to adjusted total assets) of 3%, if the holding company has the highest regulatory ratings for risk-based capital purposes. All other bank holding companies are required to maintain a leverage ratio of 3% plus at least 100 to 200 basis points. At December 31, 2003, Premier's leverage ratio was 6.4%.

         On June 9, 1997, PFBI Capital Trust (Trust), a statutory business trust created under Delaware law, issued $28,750,000 of 9.750% Preferred Securities ("Preferred Securities" or "Trust Preferred Securities") with a stated value and liquidation preference of $25 per share. A portion of the Preferred Securities issued by the Trust qualify as Tier 1 capital for the Company under the Federal Reserve Board's regulatory framework. The Federal Reserve Board is currently evaluating whether trust preferred securities, in general, will continue to qualify as Tier 1 capital due to deconsolidation of the related trust preferred entity required by FASB Interpretation No. 46, . If the Federal Reserve Board disqualifies the Trust Preferred Securities as Tier 1 capital, the effect of such a change could have a material impact on the Company's regulatory capital ratios. See Note 14 to the consolidated financial statements for additional details regarding the Company's Trust Preferred Securities.

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

         On January 29, 2003, Premier entered into a written agreement with the Federal Reserve Bank of Cleveland in recognition of their common goal to restore the financial soundness of Premier. Among the provisions of the agreement was the continuation of the restriction on Premier's payment of dividends on its common stock (PFBI) without the express written consent of the Federal Reserve Bank of Cleveland and the continuation of the restriction on Premier's payment of quarterly distributions on its Trust Preferred Securities (PFBIP) without the express written consent of the Federal Reserve Bank of Cleveland. The written agreement supercedes and rescinds all previous agreements between Premier and the Federal Reserve Bank of Cleveland. Among other provisions, the agreement requires Premier to (i) retain an independent consultant to review its management, directorate and organizational structure, (ii) adopt a management plan responsive to such consultant's report, (iii) update its management succession plan in accordance with any recommendations in such consultant's report, (iv) monitor its subsidiary banks' compliance with bank policies and loan review programs, (v) conduct formal quarterly reviews of its subsidiary banks' allowances for loan losses, (vi) maintain sufficient capital, (vii) submit a plan to the Federal Reserve Bank of Cleveland for improving consolidated earnings over a three-year period, and (viii) submit to the Federal Reserve Bank of Cleveland annual projections of planned sources and uses of the parent company's cash, including a plan to service its outstanding debt and trust preferred securities. Premier's compliance with the written agreement is to be monitored by a committee, to be organized, consisting of at least three of its outside directors.

         Three of the Banks; Citizens Deposit Bank & Trust, Citizens' Bank (Kentucky), and Bank of Germantown, have entered into similar agreements with their respective primary regulator which, among other things, prohibits the payment of dividends without prior written approval and requires significant changes in their lending and credit administration policies.

         On December 24, 2003, Premier announced that Farmers Deposit had reached an agreement with the Federal Deposit Insurance Corporation ("FDIC") and the Kentucky Department of Financial Institutions ("KDFI") [collectively referred to as "Supervisory Authorities"] to consent to the issuance of a cease & desist order ("Order") from its Supervisory Authorities. The Order, effective January 1, 2004, requires the Bank to cease and desist from the following:
  (a) Operating with management whose policies and procedures are detrimental to Farmers Deposit and jeopardize the safety of its deposits;
  (b) Operating with an inadequate level of capital protection for the kind and quality of assets held by Farmers Deposit;
  (c) Operating with a large volume of adversely classified loans or assets and/or delinquent loans and/or non-accrued loans;
  (d) Operating with an inadequate allowance for loan and lease losses for the volume, kind and quality of loans and leases held by Farmers Deposit;
  (e)    Engaging in hazardous lending and lax collection practices;
  (f) Operating with inadequate provisions for liquidity and funds management;
  (g)    Operating with disregard of routine and controls policies;
  (h)    Operating in such a manner as to produce operating losses; and
  (i) Violating laws and/or regulations cited in the most recent Report of Examination issued by the FDIC ("Report").

         The Order also outlines a number of steps to be taken by Farmers Deposit which are designed to remedy and/or prevent the reoccurrence of the items listed in the Order. These include 1) retaining qualified management and increasing the involvement of the Board of Directors of Farmers Deposit ("Board"); 2) developing and submitting to the Supervisory Authorities a capital plan that maintains the Farmers Deposit Tier I Leverage Ratio above a minimum 5.0% and increases that ratio to 8.0% by December 31, 2004; 3) restricting the payment of cash dividends; 4) requiring the Board to review the adequacy of the allowance for loan losses at least quarterly; 5) requiring Farmers Deposit to charge-off certain loans listed in the Report; 6) reviewing the system of internal loan review and system for assigning loan risk grades as well as revising the lending policies of Farmers Deposit to address items of criticism contained in the Report; 7) developing written plans for reducing and/or improving the level of adversely classified loans and correcting documentation exceptions on certain loans detailed in the Report; 8) generally prohibiting additional lending to borrowers who currently have uncollected adversely classified loans; 9) submitting an annual budget to the Supervisory Authorities outlining goals and strategies for improving and sustaining the earnings of Farmers Deposit; 10) adopting and implementing a policy for operating Farmers Deposit with adequate internal controls consistent with safe and sound banking practices and developing an internal audit program to ensure the integrity of these controls; 11) adopting and implementing a liquidity and funds management policy; and 12) providing this notice to shareholders. Farmers Deposit is required to provide quarterly progress updates to the Supervisory Authorities.

          The full text of the Order is available on the FDIC website at www.fdic.gov or by calling the FDIC Public Information Center at (877) 275-3342.

          Farmers Deposit, under new management and with the assistance of Premier, has already completed some of the required steps including hiring a Chief Executive Officer and a Chief Financial Officer, increasing the number of local directors, developing a capital plan, charging-off the loans listed in the Report, and developing action plans on the remaining classified loans. Bank management has also established a separate collections department which is actively working on reducing the level of classified and delinquent loans as well as trying to recover losses on the loans previously charged-off. Bank management and the Board are working with Premier to develop or revise the bank's policies and procedures as required by the Order. As of March 31, 2004, Bank management has developed and submitted the required plans and updates due within 30 days and 90 days of the effective date of the Order. As of March 31, 2004, the Tier I Leverage Ratio of Farmers Deposit was 6.0% which exceeded the written capital plan threshold of 5.5%

         These agreements, which require periodic reporting, will remain in force until the regulators are satisfied that the company and the banks have fully complied with the terms of the agreement.

         The Securities and Exchange Commission ("SEC") is investigating the information disclosed in Premier's June 16 and July 31, 2003 Forms 8-K and the June 30, and September 30, 2003 Forms 10-Q regarding its wholly owned subsidiary, Farmers Deposit Bank, Eminence, Kentucky ("Farmers Deposit") and has requested information about Premier's investigation. Premier is cooperating with the SEC.

Dividend Restrictions - Premier is dependent on dividends from its Affiliate Banks for its revenues. Various federal and state regulatory provisions limit the amount of dividends the Affiliate Banks can pay to Premier without regulatory approval. At December 31, 2003, approximately $1.4 million of the total shareholders' equity of the Affiliate Banks was available for payment of dividends to Premier without approval by the applicable regulatory authority.

         In addition, federal bank regulatory authorities have authority to prohibit Premier's Affiliate Banks from engaging in an unsafe or unsound practice in conducting their business. The payment of dividends, depending upon the financial condition of the bank in question, could be deemed to constitute such an unsafe or unsound practice. The ability of the Affiliate Banks to pay dividends in the future is presently, and could be further, influenced by bank regulatory policies and capital guidelines as well as each Affiliate Bank's earnings and financial condition. Additional information regarding dividend limitations can be found in Note 22 of the accompanying audited consolidated financial statements.

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

Number of Employees - The Company and its subsidiaries collectively had approximately 268 full-time equivalent employees as of December 31, 2003. Its executive offices are located at 2883 5th Avenue, Huntington, West Virginia 25702, telephone number (304) 525-1600 (facsimile number (304) 525-9701).


Item 2.  Properties

         The Company leases its principal executive offices located in Huntington, West Virginia. The Company also owns property located at 115 North Hamilton Street in Georgetown, Kentucky, which serves as a location for Citizens' Bank (Kentucky), and property located at 104 Jefferson Street, Brooksville, Kentucky, which serves as a branch for Bank of Germantown. Except as noted each of the Banks owns the real property and improvements on which their banking activities are conducted.

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

         The Securities and Exchange Commission ("SEC") is investigating the information disclosed in Premier's June 16 and July 31, 2003 Forms 8-K and the June 30, and September 30, 2003 Forms 10-Q regarding Farmers Deposit Bank and has requested information about Premier's investigation. Premier is cooperating with the SEC.

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

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
         ---------------------------------------------------------------------

         The Company's common stock is listed on the NASDAQ National Market System under the symbol PFBI. At December 31, 2002, the Company had approximately 766 record holders of its common shares.

         The following table sets forth on a quarterly basis cash dividends paid and the range of high and low sales prices on a per share basis during the quarters indicated.


                                     Cash                  Sales Price
                                Dividends Paid         High            Low
                                --------------         ----            ---
    2002:
      First Quarter               $       -          $10.24          $8.11
      Second Quarter                      -           10.49           8.40
      Third Quarter                       -            8.55           6.50
      Fourth Quarter                      -            7.82           6.00
                                  ---------
                                  $       -
                                  =========
    2003
      First Quarter               $       -          $ 9.50          $7.58
      Second Quarter                      -           10.25           8.91
      Third Quarter                       -            9.45           8.50
      Fourth Quarter                      -            8.94           7.50
                                  ---------
                                  $       -
                                  =========
    2004:
      First Quarter
       (through March 26, 2004   $       -          $ 9.49          $8.31



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

         The payment of dividends by the Company depends upon the ability of the Banks to declare and pay dividends to the Company because the principal source of the Company's revenue will be dividends paid by the Banks. At December 31, 2003, approximately $1.4 million was available for payment as dividends from the Banks to the Company without the need for regulatory approval. In considering the payment of dividends, the Board of Directors will take into account the Company's financial condition, results of operations, tax considerations, costs of expansion, industry standards, economic conditions and need for funds, as well as governmental policies and regulations applicable to the Company and the Banks. See "REGULATORY MATTERS - Capital Requirements" for discussion on capital guidelines.

Item 6.  Selected Financial Data

The following table presents consolidated selected financial data for the Company, it does not purport to be complete and is qualified in its entirety by more detailed financial information and the audited consolidated financial statements contained elsewhere in this annual report. The consolidated selected financial data presented below has been restated as of December 31, 2002 and 2001 and for the years then ended to reflect the effects of actions taken by subsidiary management that were concealed from others in the Company, as more fully described in Note 2 to the consolidated financial statements. Further, the data presented below reflects separately the impact of discontinued operations as more fully described in Note 3 to the consolidated financial statements.

                                                 At or for the Year Ended December 31,
                                       2003         2002         2001         2000         1999
                                     --------     --------     --------     --------     --------
                                                 (Restated)   (Restated)
Earnings
   Net interest income               $ 19,182     $ 20,838     $ 20,931     $ 24,121     $ 24,007
   Provision for loan losses           20,513        9,453        8,350        4,615        2,985
   Non-interest income                  4,064        2,717       12,178        3,192        2,937
   Non-interest expense                17,632       17,831       20,200       22,720       19,922
   Income taxes (benefit)              (5,282)      (1,522)       2,985         (237)       1,085
   Income (loss) from
     continuing operations             (9,617)      (2,207)       1,574          215        2,952
   Income (loss) from
     discontinued operations              (80)      (1,130)        (380)       1,120        1,638
                                     --------     --------     --------     --------     --------
     Net income (loss)               $ (9,697)    $ (3,337)    $  1,194     $  1,335     $  4,590
                                     ========     ========     ========     ========     ========

Financial Position
   Total assets of continuing
     operations                      $543,229     $590,869     $606,961     $780,659     $746,652
   Total assets of discontinued
     Operations                        79,163       84,406      104,653      110,162      106,705
   Loans, net of unearned
     income                           331,794      373,099      384,940      505,567      485,404
   Allowance for loan losses           14,300        9,698        7,371        6,617        5,574
   Goodwill and other intangibles      15,816       15,816       15,816       22,615       24,092
   Securities                         147,646      144,698      143,516      185,282      161,938
   Deposits                           455,474      477,724      480,991      635,533      603,080
   Other borrowings                    18,307       32,600       43,724       64,503       67,272
   Subordinated debentures             26,546       29,639       29,639       29,639       29,639
   Stockholders' equity                45,540       56,124       58,750       55,830       52,127

Share Data
   Income (loss) from continuing
      operations - basic             $  (1.84)    $  (0.42)    $   0.30     $   0.04     $   0.56
   Income (loss )from continuing
      operations - diluted              (1.84)       (0.42)        0.30         0.04         0.56
   Net income - basic                   (1.85)       (0.64)        0.23         0.26         0.88
   Net income - diluted                 (1.85)       (0.64)        0.23         0.26         0.88
   Book value                            8.70        10.73        11.23        10.67         9.96
   Cash dividend                         0.00         0.00         0.00         0.15         0.60

Ratios
   Return on average assets (1)         (1.66)       (0.37)        0.24%        0.03%        0.42%
   Return on average equity (1)        (18.46)       (3.77)%       2.76%        0.41%        5.50%
   Dividend payout (2)                   0.00%        0.00%        0.00%      375.00%      107.14%
   Stockholders' equity to total
     assets at period-end (3)            8.38%        9.50%        9.68%        7.15%        6.98%
   Average stockholders' equity
     to average total assets (1)         7.88%        8.44%        7.37%        6.07%        6.72%

Notes (1) Computed based on average assets from continuing operations
      (2) Computed based on income (loss) from continuing operations
      (3) Shareholders' equity at period end divided by assets from continuing operations


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

        Premier Financial Bancorp, Inc. ("Premier") is a multi-bank holding company headquartered in Huntington, West Virginia. It operates seven community bank subsidiaries ranging in size from $24 million to $157 million, each with a local community name and orientation. One bank subsidiary, Citizens Bank (Kentucky), Inc. ("Citizens Bank")is in the process of being sold. As such, and in accordance with Financial Accounting Standard 144, "Accounting for the Impairment or Disposal of Long-lived Assets", which became effective for the Company on January 1, 2002, the financial position and results of operations of Citizens Bank are removed from the detail line items in the Company's consolidated financial statements, and this Management's Discussion and Analysis, and are presented separately as "discontinued operations." See Note 3 to the consolidated financial statements presented separately in this annual report for additional information concerning discontinued operations. The remaining banks operate in twenty communities within the states of West Virginia, Ohio and Kentucky and provide their customers with a full range of banking services. Premier is also the parent of a data processing subsidiary which provides the data processing and management services for six of Premier's affiliate banks and two other non-affiliated banks. As of December 31, 2003, Premier had approximately $62 million in total assets, $332 million in total loans and $455 million in total deposits.

        The accompanying consolidated financial statements have been prepared by the management of Premier in conformity with accounting principals generally accepted in the United States of America. The audit committee of the Board of Directors engaged Crowe Chizek and Company LLC independent auditors, to audit the consolidated financial statements, and their report is included elsewhere herein. Financial information appearing throughout this annual report is consistent with that reported in the consolidated financial statements. The following discussion is designed to assist readers of the consolidated financial statements in understanding significant changes in Premier's financial condition and results of operations.

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

FORWARD-LOOKING STATEMENTS

        Management's discussion and analysis contains forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. However, such performance involves risks and uncertainties, and there are certain important factors that may cause actual results to differ materially from those anticipated. These important factors include, but are not limited to, economic conditions (both generally and more specifically in the markets in which Premier operates), competition for Premier's customers from other providers of financial services, government legislation and regulation (which changes from time to time), changes in interest rates, Premier's ability to originate quality loans, collect delinquent loans and attract and retain deposits, the impact of Premier's growth, Premier's ability to control costs, and new accounting pronouncements, all of which are difficult to predict and many of which are beyond the control of Premier.


CRITICAL ACCOUNTING POLICIES

General

        The financial condition and results of operations presented in the Consolidated Financial Statements, accompanying Notes to the Consolidated Financial Statements and management's discussion and analysis are, to a large degree, dependent upon our accounting policies. The selection and application of these accounting policies involve judgments, estimates, and uncertainties that are susceptible to change.

        Presented below is discussion of those accounting policies that management believes are the most important to the portrayal and understanding of our financial condition and results of operations. These critical accounting policies require management's most difficult, subjective and complex judgments about matters that are inherently uncertain. In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of materially different financial condition or results of operations is a reasonable likelihood. See also Note 1 of the accompanying consolidated financial statements presented elsewhere in this annual report.

Allowance for Loan Losses

        The Company monitors and maintains an allowance for loan losses to absorb an estimate of probable incurred losses inherent in the loan portfolio. The Company maintains policies and procedures that address the systems of control over the following areas of maintenance of the allowance: the systematic methodology used to determine the appropriate level of the allowance to provide assurance that the allowance for loan losses is maintained in accordance with accounting principles generally accepted in the United States of America; the accounting policies for loan charge-offs and recoveries; the assessment and measurement of impairment in the loan portfolio; and the loan grading system.

        The Company evaluates various loans individually for impairment as required by Statement of Financial Accounting Standard (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan, and SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures. Loans evaluated individually for impairment include non-performing loans, such as loans on non-accrual, loans past due 90 days or more, restructured loans and other loans selected by management including loans graded as substandard or doubtful by the internal credit review process. The evaluations are based upon discounted expected cash flows or collateral valuations. If the evaluation shows that a loan is individually impaired, then a specific reserve is established for the amount of impairment. If a loan evaluated individually is not impaired, then the loan is assessed for impairment under SFAS No. 5, Accounting for Contingencies (SFAS 5), with a group of loans that have similar characteristics.

        For loans without individual measures of impairment, the Company makes estimates of losses for groups of loans as required by SFAS 5. Loans are grouped by similar characteristics, including the type of loan, the assigned loan grade and the general collateral type. A loss rate reflecting the expected loss inherent in a group of loans is derived based upon estimates of default rates for a given loan grade, the predominant collateral type for the group and the terms of the loan. The resulting estimate of losses for groups of loans are adjusted for relevant environmental factors and other conditions of the portfolio of loans, including: borrower and industry concentrations; levels and trends in delinquencies, charge-offs and recoveries; changes in underwriting standards and risk selection; level of experience, ability and depth of lending management; and national and local economic conditions.

        The amount of estimated impairment for individually evaluated loans and groups of loans is added together for a total estimate of probable incurred loan losses. This estimate of losses is compared to the allowance for loan losses of the Company as of the evaluation date and, if the estimate of losses exceeds the allowance, an additional provision to the allowance would be made. If the estimate of losses is less than the allowance, the degree to which the allowance exceeds the estimate is evaluated to determine whether the allowance falls outside a range of estimates. If the estimate of losses were below the range of reasonable estimates, the allowance would be reduced by way of a credit to the provision for loan losses. The Company recognizes the inherent imprecision in estimates of losses due to various uncertainties and variability related to the factors used, and therefore a reasonable range around the estimate of losses is derived and used to ascertain whether the allowance is too high. If different assumptions or conditions were to prevail and it is determined that the allowance is not adequate to absorb the new estimate of probable incurred losses, an additional provision for loan losses would be made, which amount may be material to the Consolidated Financial Statements.

Impairment of Goodwill

        As required by applicable accounting guidance, goodwill is evaluated at least annually to determine if the amount recorded on the Company's balance sheet is impaired. If goodwill is determined to be impaired, the recorded amount would be reduced to estimated fair value by a charge to expense in the period in which impairment is determined. Impairment is evaluated in the aggregate for all of the Company's banking operations. Operating characteristics of the aggregate banking operations are derived and compared to a database of peer group banks that have been sold. Pricing valuation factors that are considered in estimating the fair value of the Company's aggregate banking operations include price-to-total assets, price-to-total book value, price-to-deposits and price-to earnings. Unusual events that have impacted the operating characteristics of the Company's aggregate banking operations are considered to assess the likelihood of recurrence and adjustments to historical performance may be made. Changes in assumptions regarding the likelihood of unusual historical events recurring or the use of different pricing valuation factors could have a material impact on management's impairment analysis.


Realization of Deferred Tax Assets

        Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. Deferred tax assets for the Company primarily relate to the allowance for loan losses and net operating loss carryforwards. In considering the need for a valuation allowance to reduce deferred tax assets to the amount expected to be realized, management considers the amount of previously paid taxes that may be recoverable and the likelihood of generating sufficient future taxable income to fully utilized expected future tax deductions. At December 31, 2003 management's consideration of the need for a valuation allowance focused on the generation of future taxable income as all available previously paid taxes are expected to be recovered from the operating loss reported in 2003. In determining the likelihood of generating future taxable income management considered unusual events that have impacted the Company's historical earnings and whether these events will recur, the Company's operating budget and likely operating results in the near term and the taxable gain expected to be realized from the sale of the discontinued operation. Changes in these assumptions could impact the carrying value of deferred tax assets and require a charge to tax expense.


SIGNIFICANT EVENT ARISING IN 2003

        On June 16, 2003, Premier announced that as a result of an ongoing internal investigation it had uncovered a systematic disregard for its loan approval and credit administration policies at its wholly owned subsidiary Farmers Deposit Bank and had accepted the resignation of the bank's president. On June 4, 2003, senior management of Premier received from the bank's former president a request to charge-off over $2.0 million in loans. Concerned about the magnitude of the request and the impact of Premier's financial results, Premier management promptly notified the Federal Reserve Bank of Cleveland and the Federal Deposit Insurance Corporation ("FDIC") about the request. Premier's initial investigation indicated that the former president of Farmers Deposit had engaged in conduct which subverted the bank's internal controls and credit administration policies, conduct which appears to have been designed to avoid detection by management and those entities employed by Premier to perform independent reviews of its subsidiaries' accounting records, internal controls, and credit risk.

         As a result of the ongoing investigation into the conduct of the former president of Farmers Deposit by Premier and the FDIC, Premier charged-off over $17.2 million of loans. The resulting depletion of the allowance for loan losses together with the current analysis of additional risk in the loan portfolio warranted significant additional provisions for loan losses at the Bank. In addition to the provision for loan losses, interest income reversals and other non-interest expenses including bad check write-offs and loan review expenses were recorded.

         Premier's management, with the assistance of outside independent professionals, has conducted a further review of those loans for which significant charge offs or additional provisions were required in 2003. The purpose of this review was to determine if the facts or circumstances that gave rise to additional charge offs or provisions had been improperly withheld from senior management or improperly considered in applying management's estimates and judgments as to the adequacy of the allowance for loan losses in prior financial statement periods. The review did identify instances in which collateral securing loans had been released without proper support or notation in loan files, instances in which obligors on notes had been released from their repayment obligation without proper support or notation in loan files and instances in which delinquent loan reporting systems had been manipulated to prevent problem loans from being identified on a timely basis. Premier's senior management determined that if these circumstances had been considered in evaluating the adequacy of the allowance for loan losses in prior periods then some of the loan charge offs and additional provisions for loan losses recorded in 2003 should have been reflected in prior periods. Therefore the financial statements for 2002 and 2001 have been restated to reflect the financial statement effect of the matters that occurred in those periods but which were improperly concealed by subsidiary management. See Note 2 to the consolidated financial statements for further discussion regarding the impact of the restatement of 2002 and 2001. The tables and discussion below reflect the effect of this restatement.

SUMMARY FINANCIAL RESULTS

        Premier net results from continuing operations for 2003 were a loss of $9.6 million, compared to a loss from continuing operations of $2.2 million reported for the year 2002. The loss for 2003 is primarily due to large provisions for loan losses and bad check losses at its subsidiary, Farmers Deposit Bank. The $2.2 million loss in 2002 was due to large provisions for loan losses, writedowns of repossessed real estate to realizable values, and higher collection costs. The loss in 2002 follows $1.6 million of income from continuing operations reported for the year ending December 31, 2001. Basic earnings per share from continuing operations was a loss of ($1.84) in 2003, compared to a loss of $0.42 per share in 2002 and income of $0.30 in 2001.

        The following table comparatively illustrates the components of ROA and ROE over the previous five years. Return on average assets (ROA) measures how effectively Premier utilizes its assets to produce net income. Premier's operating loss for 2003 resulted in a ROA of (1.66%), a decrease from the (0.37)% ROA reported in 2002 and the 0.24% ROA in 2001. As shown in the table, the decrease in ROA from years 2002 and earlier is attributed primarily to an increase in the provision for loan losses, resulting in negative net credit income. The decrease in ROA in 2002 versus the years 2001 and earlier is primarily due to a decline in net credit income again resulting from the high provisions for loan losses in 2002. A portion of the decline in 2001 net credit income was offset by the gain on the sale of banking subsidiaries reported in 2001. As illustrated in the table, Premier's 2003 fully taxable net interest income as a percent of average earning assets was down slightly to 3.63% from the 3.84% recorded in 2002 and interest earned on loans declined due to a lower balance of loans outstanding. During the same time of declining net credit income, Premier has reduced its operating costs. The net overhead ratio (non-interest expense less non-interest income as a percent of average earning assets) declined to 2.64% in 2003, the lowest ratio reported in the five years presented in the table. The 2003 net overhead ratio compares to 2.71% in 2002 and 2.78% in 2001. The decline in 2003 net overhead was the result increases in non-interest income related to service charges on deposit accounts. The decline in 2002 compared to 2001 was the result of Premier's efforts to reduce expenses as a percentage of earning assets.

        Return on average equity (ROE), another measure of earnings performance, indicates the amount of net income earned in relation to the total equity invested. Premier's 2003 ROE was (18.46%), compared to (3.77%) realized in 2002 and the 2.76% reported for 2001. ROE decreased primarily due the operating losses reported for 2003 and 2002.


                               ANALYSIS OF RETURN ON ASSETS AND EQUITY
                                     from continuing operations

                                                     2003       2002       2001       2000       1999
                                                     ----       ----       ----       ----       ----
As a percent of average earning assets:
   Fully taxable-equivalent net interest income      3.63%      3.84%      3.50%      3.56%      3.91%
   Provision for loan losses                        (3.81)     (1.70)     (1.37)     (0.66)     (0.47)
                                                    -----      -----      -----      -----      -----
      Net credit income                             (0.18)      2.14       2.13       2.90       3.44
   Gains on the sales of assets & subsidiaries*      0.11      (0.01)      1.48      (0.04)      0.00
   Non-interest income                               0.62       0.50       0.52       0.50       0.46
   Non-interest expense                             (3.26)     (3.21)     (3.30)     (3.26)     (3.15)
   Tax equivalent adjustment                        (0.07)     (0.08)     (0.08)     (0.10)     (0.11)
   Applicable income taxes                           0.98       0.27      (0.49)      0.03      (0.17)
                                                    -----      -----      -----      -----      -----
Return on average earning assets                    (1.79)     (0.40)      0.26       0.03       0.47
   Multiplied by average earning assets to
     average total assets                           92.86      92.34      91.98      91.58      90.46
                                                    -----      -----      -----      -----      -----
Return on average assets                            (1.66)%    (0.37)%     0.24%      0.03%      0.42%
   Multiplied by average assets to average equity   11.13X     10.26X     11.68X     14.43X     13.02X
                                                    -----      -----      -----      -----      -----
Return on average equity                           (18.46)%    (3.77)%     2.76%      0.41%      5.50%
                                                    =====      =====      =====      =====      =====



        A breakdown of Premier's financial results by quarter for the years ended December 31, 2003 and 2002 is summarized below.


                                    QUARTERLY FINANCIAL INFORMATION
                            (Dollars in thousands except per share amounts)
                                                                                                   Full
                                                 First        Second      Third       Fourth       Year
                                                -------      -------     -------     -------      -------
2003
   Interest Income                                 $ 8,606      $ 8,178     $ 7,665     $ 7,280      $31,729
   Interest Expense                                  3,505        3,248       2,994       2,800       12,547
   Net Interest Income                               5,101        4,930       4,671       4,480       19,182
   Provision for Loan Losses                         2,267       11,778       4,343       2,125       20,513
   Securities Gains                                    189           15           2         410          616
   Net Overhead                                      3,628        3,524       3,315       3,717       14,184
   Income before Income Taxes                         (605)     (10,357)     (2,985)       (952)     (14,899)
   Loss from Continuing Operations                    (365)      (6,779)     (1,877)       (596)      (9,617)
   Income (Loss) from Discontinued Operations          (27)         (76)         21           2          (80)
   Net Loss                                           (393)      (6,855)     (1,856)       (594)      (9,697)
   Basic and Diluted Loss per share from
     Continuing Operations                           (0.07)       (1.30)      (0.36)      (0.11)       (1.84)
   Basic and Diluted Net Loss per share              (0.08)       (1.31)      (0.35)      (0.11)       (1.85)
   Dividends Paid per share                           0.00         0.00        0.00        0.00         0.00

2002
   Interest Income                                 $ 9,821      $ 9,773     $ 9,486     $ 9,223      $38,303
   Interest Expense                                  4,772        4,478       4,251       3,964       17,465
   Net Interest Income                               5,049        5,295       5,235       5,259       20,838
   Provision for Loan Losses                           940        2,488       3,214       2,811        9,453
   Securities Gains (Losses)                            16         (103)          1          13          (73)
   Net Overhead                                      3,466        4,361       3,734       3,480       15,041
   Income before Income Taxes                          651       (1,657)     (1,712)     (1,019)      (3,729)
   Income (Loss) from Continuing Operations            481       (1,019)     (1,032)       (637)      (2,207)
   Income (Loss) from Discontinued Operations          114         (437)       (775)        (32)      (1,130)
   Net Income (Loss)                                   595       (1,456)     (1,807)       (669)      (3,337)
   Basic and Diluted Income (Loss) per share
     from Continuing Operations                       0.09        (0.19)      (0.20)      (0.12)       (0.42)
   Basic and Diluted Net Income (Loss) per share      0.11        (0.29)      (0.34)      (0.12)       (0.64)
   Dividends Paid per share                           0.00         0.00        0.00        0.00         0.00


SALE OF SUBSIDIARIES

        In the fourth quarter of 2003, the Premier adopted and began to implement a plan to sell its subsidiary Citizens Bank (Kentucky), Inc. ("Citizens Bank") located in Georgetown, Kentucky. On February 13, 2004, the Company announced that it had signed a definitive agreement to sell Citizens Bank in a cash transaction valued at approximately $14,500,000. The sale of this subsidiary would help to restore the financial position of Premier after the impact of the losses sustained at Farmers Deposit Bank during the second and third quarters of 2003. Management anticipates that the sale, if affected, will restore the regulatory capital ratios of Premier to the stronger levels it wishes to maintain; will more than replenish the cash reserves of the holding company used to recapitalize Farmers Deposit Bank, and will allow Premier to utilize its Federal income tax net operating loss carryforwards in a more timely manner. The sale is anticipated to close early in the third quarter of 2004.

        In 2000 Premier suspended its acquisition strategy in order to focus on improving its subsidiary bank operations by strengthening its management oversight. As part of this change in strategy, Premier elected to dispose of two of its subsidiary banks in 2001.

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

        Also, on December 10, 2001, the Company disposed of certain assets and liabilities of The Sabina Bank. The sale included all the loans (approximately $31 million) and all the deposits (approximately $41 million), as well as the premises and equipment (approximately $1.2 million). Certain assets of the bank were retained by Premier pending liquidation of the bank, which occurred in 2002. The operating results of both the Bank of Mount Vernon and The Sabina Bank were included in Premier's 2001 operating results through the respective dates of the sale. However, the 2002 and 2003 operating results do not include any of the operations of these two banks. Comparisons of average balances and income statement categories to 2001 are all affected by the disposition of these two subsidiaries.

BALANCE SHEET ANALYSIS
Summary

        A financial institution's primary sources of revenue are generated by its earning assets, while its major expenses are produced by the funding of these assets with interest bearing liabilities. Effective management of these sources and uses of funds is essential in attaining a financial institution's optimal profitability while maintaining a minimum amount of interest rate risk and credit risk. Information on rate-related sources and uses of funds for each of the three years in the period ended December 31, 2003, is provided in the table below.


                            AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS
                                                  (Dollars in thousands)

                                                   2003                           2002                            2001
                                      Average                Yield/   Average                Yield/   Average                Yield/
                                      Balance    Interest(2) Rate(3)  Balance    Interest(2) Rate(3)  Balance    Interest(2) Rate(3)
                                      ----------------------------    ----------------------------    -----------------------------
Assets:
Interest earning assets
  U.S. Treasury and federal agency
     securities                       $110,616    $ 3,196     2.89%   $105,045    $ 4,429     4.22%   $123,896    $ 7,117     5.74%
  States and municipal obligations(1)   15,589      1,015     6.51      17,936      1,233     6.88      19,580      1,537     7.85
  Other securities (1)                  16,610        655     3.94      13,731        649     4.73       8,429        438     5.20
                                      --------    -------    -----    --------    -------    -----    --------    -------    -----
     Total investment securities       142,815      4,866     3.41     136,712      6,311     4.62     151,905      9,092     5.99
  Federal funds sold                    42,884        469     1.09      34,600        567     1.64      35,118      1,351     3.85
  Interest-bearing deposits with
      banks                                568          7     1.23         564          8     1.42         496         20     4.03
  Loans, net of unearned income(4)(5)
    Commercial(1)                      142,768      9,944     6.97     161,226     12,653     7.85     183,593     16,370     8.92
    Real estate mortgage               151,210     11,538     7.63     160,532     12,989     8.09     171,810     14,770     8.60
    Installment                         58,178      5,293     9.10      61,005      6,238    10.23      69,500      7,833    11.27
                                      --------    -------    -----    --------    -------    -----    --------    -------    -----
       Total loans                     352,156     26,775     7.60     382,763     31,880     8.33     424,903     38,973     9.17
                                      --------    -------    -----    --------    -------    -----    --------    -------    -----
   Total interest-earning assets       538,383     32,117     5.97     554,639     38,766     6.99     612,422     49,436     8.07
Allowance for loan losses              (12,704)                         (8,108)                         (7,524)
Cash and due from banks                 13,400                          13,334                          17,402
Premises and equipment                   8,233                           8,725                          10,286
Other assets                            32,474                          32,073                          33,230
Assets of discontinued operations       81,821                          93,702                         108,822
                                      --------                        --------                        --------
   Total assets                       $661,607                        $694,365                        $774,638
                                      ========                        ========                        ========
Liabilities and Equity:
Interest bearing liabilities
  NOW and money market                $180,763      2,045     1.13%   $171,801      3,468     2.02%   $167,398      5,453     3.26%
  Savings                               57,327        781     1.36      53,352        942     1.77      58,620      1,466     2.50
  Certificates of deposit and
    other time deposits                182,542      5,677     3.11     209,593      8,754     4.18     256,070     15,181     5.93
                                      --------    -------    -----    --------    -------    -----    --------    -------    -----
    Total interest bearing deposits    420,632      8,503     2.02     434,746     13,164     3.03     482,088     22,100     4.58
  Short-term borrowings                  4,675         51     1.09       5,436         94     1.73       8,617        382     4.43
  Other borrowings                       8,350        379     4.54      10,678        412     3.86      16,500      1,285     7.79
  FHLB advances                         15,852        826     5.21      19,824        943     4.76      21,085      1,360     6.45
  Debentures                            27,253      2,788    10.23      29,639      2,852     9.62      29,639      2,852     9.62
                                      --------    -------    -----    --------    -------    -----    --------    -------    -----
   Total interest-bearing
     liabilities                       476,763     12,547     2.63%    500,323     17,465     3.49%    557,929     27,979     5.01%
Non-interest bearing deposits           53,824                          47,327                          55,459
Other liabilities                        4,903                           3,064                           5,249
Liabilities of
  discontinued operations               74,021                          85,093                          98,973
Shareholders' equity:                   52,097                          58,558                          57,028
                                     ---------                        --------                        --------

   Total liabilities and equity       $661,607                        $694,365                        $774,638
                                      ========                        ========                        ========
Net interest earnings (1)                         $19,570                         $21,301                         $21,457
                                                  =======                         =======                         =======
Net interest spread (1)                                       3.33%                           3.50%                           3.06%
Net interest margin (1)                                       3.63%                           3.84%                           3.50%


(1)   Taxable - equivalent yields are calculated assuming a 34% federal income tax rate.
(2)   Excludes the interest income and interest expense of discontinued operations.
(3)   Yields are calculated on historical cost except for yields on marketable equity securities that are calculated using fair value.
(4)   Includes loan fees, immaterial in amount, in both interest income and the calculation of yield on loans.
(5)   Includes loans on non-accrual status.


        In 2003, average earning assets declined by 2.9% or $16.2 million from 2002, following a 9.4% or $57.8 million decline in 2002 from 2001. Average interest bearing liabilities, the primary source of funds supporting the earning assets, decreased 4.7% or $23.6 million from 2002, which follows a 10.3% or $57.6 million decline in 2002 from 2001. The decline in the 2003 average earning assets was the result of $16.5 million of loan charge-offs, primarily at Farmers Deposit, coupled with loan maturities and principal pay downs that were not renewed. The decline in interest bearing liabilities was largely due to debt reduction strategies and a shift in customer deposits from interest bearing to non-interest bearing. Approximately three-fourths of the decrease in 2002 average earning assets and slightly less than two-thirds of the decrease in 2002 average interest bearing liabilities was due to the sale of the Sabina Bank late in 2001. Additional information on each of the components of earning assets and interest bearing liabilities is contained in the following sections of this report.

Loan Portfolio

        Premier's loan portfolio is its largest and highest yielding component of average earning assets, totaling 65.4% of average earning assets during 2003. Average loans declined by $30.6 million or 8.0% in 2003. The decline is partially attributed to the high level of charge-offs, primarily at Farmers Deposit but also to stiffer competition from larger banks competing in Premier's markets and a general decline in economic growth. Of the total decline, Premier realized a 1.8% increase in loans in its West Virginia markets and a 3.3% increase in loans in its Ohio markets. These were more than offset by a 14.0% decline in loans in Premier's Kentucky markets, primarily commercial loans. Due to the low interest rate environment, many borrowers sought to refinance their loans to reduce their interest costs. Due to the lack luster economy and the resulting lower demand for loans, larger banks began competing more strongly by enticing borrowers with prime rate or below prime rate loans. Therefore, scheduled maturities were not necessarily renewed. Approximately 90% of the decline in 2002 was the result of the sale of the Sabina Bank in late 2001. Of the remaining decline, Premier realized an 8.1% increase in loans in its West Virginia markets and a 3.7% increase in loans in its Ohio markets, both primarily in real estate mortgage loans. These were offset by a 4.3% decline in loans in Premier's Kentucky markets.

        Total loans at December 31, 2003, decreased by $41.3 million or 11.1% over the total at December 31, 2002. This decrease follows an $11.9 million or 3.1% decrease in 2002 from total loans at December 31, 2001. The decline in 2003 period-end loans was the result of the $16.5 million of loan charge-off recorded during the year, primarily at Farmers Deposit, and declines due to low loan demand resulting from the poor economy and heavy refinancing activity by borrowers to obtain lower interest rates. The decrease in 2002 was the result of planned collections of loans retained from the Bank of Mt. Vernon sale as well as declines in period-end loans at Premier's Kentucky affiliates.

        The following table presents a five year comparison of loans by type. With the exception of those categories included in the comparison, there are no loan concentrations which exceed 10% of total loans. Additionally, Premier's loan portfolio contains no loans to foreign borrowers nor does it have a material volume of highly leveraged transaction lending.

                                                              LOAN SUMMARY
                                                         (Dollars in thousands)

                                                                       As of December 31
                                    2003      %         2002      %         2001      %         2000      %         1999      %
                                  --------  -----     --------  -----     --------  -----     --------  -----     --------  -----
Summary of Loans by Type
  Commercial, secured by real
    estate                        $101,325   30.5%    $109,571   29.3%    $106,726   27.7%    $138,960   27.5%    $126,015   25.9%
  Commercial, other                 38,063   11.5       51,347   13.8       59,364   15.4       72,197   14.3       83,009   17.1
  Real estate construction           5,414    1.6        7,318    2.0        8,245    2.1       14,142    2.8       15,680    3.2
  Real estate mortgage             126,134   38.0      134,271   36.0      135,937   35.4      178,558   35.3      162,753   33.5
  Agricultural                       3,032    0.9        4,381    1.2        5,402    1.4        8,878    1.7       10,539    2.2
  Consumer                          56,216   17.0       63,534   17.0       68,300   17.7       92,564   18.3       86,833   17.9
  Other                              1,610    0.5        2,677    0.7          966    0.3          598    0.1        1,079    0.2
                                  --------   ----     --------   ----     --------   ----     --------   ----     --------   ----
    Total loans                   $331,794  100.0%    $373,099  100.0%    $385,019  100.0%    $505,897  100.0%    $485,908  100.0%
  Less unearned income                                                                            (330)               (504)
                                  --------            --------            --------            --------            --------
     Total loans net of
        unearned income           $331,794            $373,099            $385,019            $505,567            $485,404
                                  ========            ========            ========            ========            ========
Non-Performing Assets
  Non-accrual loans               $ 11,958            $  8,197            $  6,302            $  5,864            $  3,649
  Accruing loans which are
    contractually past due
    90 days or more                  4,137               1,238               5,612               1,563               1,247
  Restructured loans                   104                 129                 338                 689                 666
                                  --------            --------            --------            --------            --------
    Total nonperforming and
      restructured loans            16,199               9,564              12,252               8,116               5,562
  Other real estate acquired
    through foreclosures             3,187               3,505               5,508               2,844               2,813
                                  --------            --------            --------            --------            --------
    Total nonperforming and
      restructured loans and
      other real estate           $ 19,386            $ 13,069            $ 17,760            $ 10,960            $  8,375
                                  ========            ========            ========            ========            ========
Nonperforming and restructured
  loans as a % of total loans         4.88%               2.56%               3.18%               1.60%               1.14%
Nonperforming and restructured
  loans and other real estate
  as a % of total assets (1)          3.57%               2.21%               2.93%               1.40%               1.12%
Allocation of Allowance
  For Loan Losses
  Commercial, other               $  4,166            $  2,294            $  1,379            $  2,145            $  1,794
  Real estate, construction            662                 632                 488                 381                 317
  Real estate, other                 4,886               4,341               3,235               2,510               1,787
  Consumer installment               2,478                 977               1,178               1,067                 801
  Unallocated                        2,108               1,454               1,091                 514               1,057
                                  --------            --------            --------            --------            --------
  Total                           $ 14,300            $  9,698            $  7,371            $  6,617            $  5,756
                                  ========            ========            ========            ========            ========

  (1) From continuing operations


        Loans secured by real estate, which in total constituted approximately 70% of Premier's loan portfolio at December 31, 2003, consist of a diverse portfolio of predominately single family residential loans and loans for commercial purposes where real estate is part of the collateral, not the primary source of repayment. Residential real estate mortgage loans generally do not exceed 80% of the value of the real property securing the loan. The residential real estate mortgage loan portfolio primarily consists of adjustable rate residential mortgage loans. The origination of these mortgage loans can be more difficult in a low interest rate environment where there is a significant demand for fixed rate mortgages. Premier also participates in the solicitation of loans for the secondary market and recognizes the referral fees in non-interest income. Commercial loans are generally made to small-to-medium size businesses located within a defined market area and typically are secured by business assets and guarantees of the principal owners. Additional risks of loss are associated with commercial lending such as the potential for adverse changes in economic conditions or the borrowers ability to successfully execute their business plan. Consumer loans generally are made to individuals living in Premier's defined market area who are known to the local bank's staff. Consumer loans are generally made for terms of up to seven years on a secured or unsecured basis, however longer terms may be approved in certain circumstances and for revolving credit lines. While consumer loans generally provide the Company with increased interest income, consumer loans may involve a greater risk of default.

        In addition to the loans presented in the loan summary table, Premier also offers certain off-balance sheet products such as letters of credit, revolving credit agreements, and other loan commitments. These products are offered under the same credit standards as the loan portfolio and are included in the risk-based capital ratios used by the Federal Reserve to evaluate capital adequacy. Additional information on off-balance sheet commitments is contained in Note 20 to the consolidated financial statements.

        Total non-performing assets, which consist of past-due loans on which interest is not being accrued ("non accrual loans"), foreclosed properties in the process of liquidation ("OREO"), loans with restructured terms to enable a delinquent borrower to repay and accruing loans past due 90 days or more, were $19.4 million or 3.57% of total assets of continuing operations at year-end 2003. The amount is up significantly from the $13.1 million of non-performing assets (2.21% of total assets of continuing operations) at year-end 2002 and the $17.8 million of non-performing assets (2.93% of total assets of continuing operations)at year-end 2001. The increase in 2003 was due to the loan underwriting issues uncovered at Farmers Deposit Bank. As management's efforts to collect these loans upon maturity continues, loans are only renewed using Premier's strengthened credit policies. Otherwise, loans may be placed on non-accrual status and foreclosure proceeding begun to obtain and liquidate any collateral securing the past due or matured loans. Premier is committed to reducing its high level of non-performing assets and implementing strong underwriting standards to help reduce the level of non-performing assets in the future. This effort is revealed in the decline in non-performing assets from the end of 2001 to the end of 2002, primarily related to the sale of OREO properties and the decline in loans 90+ days past due. Premier's efforts at its other affiliate banks in 2003 are masked by the high level of non-performing assets at Farmers Deposit Bank, which alone totaled $12.5 million at December 31, 2003. The Loan Summary table presents five years of comparative non-performing asset information.

        It is Premier's policy to place loans that are past due over 90 days on non-accrual status, unless the loans are adequately secured and in the process of collection. Premier had no commitments to provide additional funds on non-accrual loans at December 31, 2003. For real estate loans, upon repossession, the balance of the loan is transferred to "Other Real Estate Owned" (OREO) and carried at the lower of the outstanding loan balance or the fair value of the property based on current appraisals and other current market trends less estimated disposal costs. If a writedown of the OREO property is necessary at the time of foreclosure, the amount is charged against the allowance for loan losses. A periodic review of the recorded property value is performed in conjunction with normal loan reviews, and if market conditions indicate that the recorded value exceeds the fair market value less estimated disposal costs, additional writedowns of the property value are charged directly to operations. During 2003 Premier recognized $466,000 of OREO writedowns compared to $1.0 million in 2002 and $97,000 in 2001. Although loans may be classified as non-performing, some continue to pay interest irregularly or at less than original contracted terms. During 2003, approximately $25,000 of interest was recognized on non-accrual and restructured loans, while approximately $520,000 would have been recognized in accordance with their original terms.

        The allowance for loan losses is maintained to absorb probable incurred losses associated with lending activities. Actual losses are charged against the allowance ("charge-offs") while collections on loans previously charged off ("recoveries") are added back to the allowance. Since actual losses within a given loan portfolio are difficult to predict, management uses a significant amount of estimation and judgment to determine the adequacy of the allowance for loan losses. Factors considered in determining the adequacy of the allowance include an individual assessment of risk on certain loans and total creditor relationships, historical charge-off experience, the type of loan, levels of non-performing and past due loans, and an evaluation of current economic conditions. Loans are evaluated for credit risk and assigned a risk grade. Premier's risk grading criteria are based upon Federal Reserve guidelines and definitions. In evaluating the adequacy of the allowance for loan losses, loans that are assigned passing grades are grouped together and multiplied by historical charge-off percentages to determine an estimated amount of potential losses and a corresponding amount of allowance. Loans that are assigned marginally passing grades are grouped together and allocated slightly higher percentages to determine the estimated amount of potential losses due to the identification of increased risk(s). Loans that are assigned a grade of "substandard" or "doubtful" are usually determined to be impaired.

        A loan is categorized and reported as impaired when it is probable that the creditor will be unable to pay all of the principal and interest amounts according to the contractual terms of the loan agreement. In determining whether a loan is impaired, management considers such factors as past payment history, recent economic events, current and projected financial condition and other relevant information that is available at the time. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage, consumer, and credit card loans, and on an individual basis for other loans. If a loan is deemed to be impaired an evaluation of the amount of estimated loss is performed assessing the present value of estimated future cashflows using the loan's existing rate or assessing the fair and realizable value of the loan collateral if repayment is expected solely from the collateral. The estimation of loss is assigned to the impaired loan and is used in determining the adequacy of the allowance for loan losses. For impaired loans, this estimation of loss is reevaluated quarterly and, if necessary, adjusted based upon the current known facts and circumstances related to the loan and the borrower. Additional information on Premier's impaired loans is contained in Note 7 to the consolidated financial statements. The sum of the calculations and estimations of the risk of loss in a given loan portfolio is compared to the recorded balance of the allowance for loan losses. If the total allowance is deemed to be inadequate a charge to earnings is recorded to increase the allowance. Conversely, should an evaluation of the allowance result in a lower estimate of the risk of loss in the loan portfolio and the allowance is deemed to be more than adequate, a reversal of previous charges to earnings ("a negative provision") may be warranted in the current period. Events that may lead to negative provisions included greater than anticipated recoveries, securing more collateral on an impaired loan during the collection process, or receiving payment in full on an impaired loan.

        At December 31, 2003, the allowance for loan losses was $14.3 million or 4.31% of total year-end loans. This ratio is an increase from the prior year's 2.60% and the 1.91% at the end of 2001, due to the significant allowance attributed to the loans at Farmers Deposit Bank. In management's opinion, the allowance for loan losses is adequate to absorb the current estimated risk of loss in the existing loan portfolio. The summary of the allowance for loan losses allocated by loan type is presented in the Loan Summary Table above.

        The following table provides a detailed history of the allowance for loan losses, illustrating charge-offs and recoveries by loan type, and the annual provision for loan losses over the past five years. The provision for loan losses in 2003 was $20.5 million, up significantly from the $9.5 million provision in 2002 and the $8.4 million provision in 2001. The high level of provision in 2003 was the result of the net charge-offs and increase in impaired loans at Farmers Deposit. The relatively high provisions in 2002 was in response to management efforts to identify the level of probable incurred losses throughout Premier's troubled institutions using the best practices of its higher performing institutions. These efforts were circumvented or rendered ineffective by the disregard for controls by the former president of Farmers Deposit. The large provision in 2001 was in response to the higher risk in certain loans retained by Premier as part of the sale of the Bank of Mt. Vernon and a higher level of net charge-off experience. Premier continually evaluates the adequacy of its allowance for loan losses, and changes in the provision are based on the estimated probable incurred loss of the loan portfolio.

                                          SUMMARY OF LOAN LOSS EXPERIENCE
                                              (Dollars in Thousands)

                                                                        For the Year Ended December 31,
                                                           2003         2002         2001         2000         1999
                                                         -------      -------      -------      -------      -------
Allowance for Loan Losses, Beginning of Period           $ 9,698      $ 7,371      $ 6,617      $ 5,755      $ 3,376
Amounts charged off:
   Commercial, financial and agricultural loans            4,417        4,080        2,585        3,152        1,231
   Real estate construction loans                              0          833          480            0            0
   Real estate loans - other                               6,427        1,072        3,013          105          346
   Consumer installment loans                              5,669        1,904        1,725          850          651
                                                         -------      -------      -------      -------      -------
     Total charge-offs                                    16,513        7,889        7,803        4,107        2,228

Recoveries on amounts previously charged off:
   Commercial, financial and agricultural loans              145          138          163          182          129
   Real estate construction loans                             37           16            1            0            0
   Real estate loans - other                                  74          163           10            1            0
   Consumer installment loans                                346          446          299          171          183
                                                         -------      -------      -------      -------      -------
     Total recoveries                                        602          763          473          354          312
                                                         -------      -------      -------      -------      -------
Net charge-offs                                           15,911        7,126        7,330        3,753        1,916
Provision for loan losses                                 20,513        9,453        8,350        4,615        2,985
 Balance of acquired or disposed subsidiaries                  0            0         (266)           0        1,310
                                                         -------      -------      -------      -------      -------
Allowance for Loan Losses, End of Period                 $14,300      $ 9,698      $ 7,371      $ 6,617      $ 5,755
                                                         =======      =======      =======      =======      =======

Average total loans                                      352,156      382,763      424,903      503,776      439,224
Total loans at year-end                                  331,794      373,099      384,940      505,567      485,404

As a Percent of Average Loans:
   Net charge-offs                                          4.52%        1.86%        1.73%        0.74%        0.44%
   Provision for loan losses                                5.83%        2.47%        1.97%        0.92%        0.68%
   Allowance for loan losses                                4.06%        2.53%        1.73%        1.31%        1.31%

As a Percent of Total Loans at Year-end:
   Allowance as a percentage of year-end net loans          4.31%        2.60%        1.91%        1.31%        1.19%

As a Multiple of Net Charge-offs:
   Allowance as a multiple of net charge-offs               0.90X        1.36X        1.01X        1.76X        3.00X
   Income before tax and provision for loan losses          0.35X        0.80X        1.76X        1.22X        3.66X


        Net charge-offs in 2003 increased to $15.9 million, up $8.8 million or more than double the $7.1 million of net charge-offs experienced in 2002. Approximately $14.3 million or 90% of the 2003 net charge-offs were at Farmers Deposit Bank. While the level of commercial loans charged off was relatively comparable to 2002, there were significant increases in consumer and real estate loan charge-offs. The $7.1 million of net charge-offs in 2002 was a slight decrease from the $7.3 million of net charge-offs in 2001. Although management believes it has identified the significant remaining credit risk in the loan portfolio, additional charge-offs may be recorded in the coming months due to the high level of non-performing loans and the resolution of collection efforts on those loans. These factors are considered in determining the adequacy of the allowance for loan losses, which at December 31, 2003 was 4.31% of total loans outstanding and 88.3% of non-performing loans.

        The following table presents the maturity distribution and interest sensitivity of selected loan categories at December 31, 2003. Maturities are based upon contractual terms.


                      LOAN MATURITIES AND INTEREST SENSITIVITY
                                December 31, 2003
                             (Dollars in thousands)

                                              Projected Maturities*
                                     One Year    One Through     Over       Total
                                      or Less    Five Years   Five Years    Loans
                                     --------    ----------   ----------   --------
Commercial, secured by real estate   $ 10,552     $ 24,172     $ 66,601     $101,325
Commercial, other                      15,286       16,675        6,102       38,063
Real estate construction                3,850          417        1,147        5,414
Agricultural                            1,306        1,243          483        3,032
                                     --------     --------     --------     --------
    Total                            $ 30,994     $ 42,507     $ 74,333     $147,834
                                     ========     ========     ========     ========

Fixed rate loans                     $ 15,313     $ 19,665     $ 16,828     $ 51,585
Floating rate loans                    15,681       22,842       57,505       96,028
                                     --------     --------     --------     --------
    Total                            $ 30,994     $ 42,507     $ 74,333     $147,834
                                     ========     ========     ========     ========

(*)  Based on scheduled or approximate repayments.


Investment Portfolio and
Other Earning Assets

        Investment securities averaged $142.8 million in 2003, a $6.1 million or 4.5% increase from the $136.7 million averaged in 2002. This increase follows a 10.0% decrease from the $151.9 million averaged in 2001. The increase in average investments in 2003 was the result of weak loan demand and stiffer competition from large banks in Premier's markets. In 2003, funds from loan payoffs and maturities were therefore not used to fund new loans but were instead invested in high-quality debt securities. Over half of the decrease in 2002 was a result of the sale of the Sabina Bank late in 2001. The remaining decrease in 2002 was the result of placing funds from maturing investments in federal funds sold to maintain adequate liquidity for planned maturities of high rate certificates of deposit. As shown in the Rate Volume Analysis table below, significant interest savings were realized on certificates of deposit in 2002 and 2003 due to declines in interest rates paid and the volume of certificates on deposit.

The following table presents the carrying values of investment securities.

                          Carrying Value of Securities
                             (Dollars in thousands)
                                                          As of December 31
                                                   2003         2002         2001
                                                ---------    ---------    ---------
U.S. Treasury Securities:
   Available for sale                           $     652     $    407    $   1,172
   Held to maturity                                     -            -            -
U.S. Agency Securities:
   Available for sale                             106,845      111,259      112,980
   Held to maturity                                     -            -            -
States and Political Subdivisions Securities
   Available for sale                               6,868       18,610       18,559
   Held to maturity                                     -            -            -
Mortgage-backed securities:
   Available for sale                              31,810        5,370        4,994
   Held to maturity                                     -            -            -
Corporate securities:
   Available for sale                               1,471        9,052        9,196
   Held to maturity                                     -            -            -
Other securities:
   Available for sale                                   -            -          802
   Held to maturity                                     -            -            -
Total securities:
   Available for sale                           $ 147,646    $ 144,698    $ 147,703
   Held to maturity                                     -            -            -

        As sources of funds (deposits, federal funds purchased, and repurchase agreements with corporate customers) fluctuate, excess funds are initially invested in federal funds sold and other short-term investments. Based upon analyses of asset/liability repricing, interest rate forecasts, and liquidity requirements, funds are periodically reinvested in high-quality debt securities, which typically mature over a longer period of time. At the time of purchase, management determines whether the securities will be classified as trading, available-for-sale, or held-to-maturity. At December 31, 2003, all of Premier's investments were classified as available-for-sale and carried on the books at market value.

        As shown in the following Securities Maturity and Yield Analysis table, the average maturity period of the securities available-for-sale at December 31, 2003 was 4 years 3 months, lengthened somewhat by the 10 year 8 month average final maturity of the mortgage-backed securities portfolio. The table uses a final maturity method to report the average maturity of mortgage-backed securities, which excludes the effect of monthly payments and prepayments. Approximately 75% of Premier's investment securities are U.S. Government agency or Treasury securities that have an average maturity of 2 years 5 months. The average maturity of the investment portfolio is managed at a level to maintain a proper matching with interest rate risk guidelines. During 2003, Premier sold a portion of the securities classified as available-for-sale as part of its management of interest rate risk, as shown in the Statements of Cash Flows. Premier does not have any securities classified as trading or held-to-maturity and it has no plans to establish such classifications at the present time.
Other information regarding investment securities may be found in the following table and in Note 6 to the consolidated financial statements.


                             SECURITIES MATURITY AND YIELD ANALYSIS
                                      December 31, 2003
                                    (Dollars in thousands)

                                                                        Average      Taxable
                                                             Market     Maturity    Equivalent
                                                             Value      (yrs/mos)     Yield*
                                                            --------    --------    ---------
U.S. Treasury Securities
  Within one year                                           $    401                   3.08%
  After one but within five years                                251                   1.40
                                                            --------
    Total U.S. Treasury Securities                               652       0/6         2.44

U.S. Government Agencies Securities
  Within one year                                             13,796                   2.66
  After one but within five years                             91,539                   2.73
  After five but within ten years                              1,510                   4.00
                                                            --------
    Total U.S. Government Agencies Securities               $106,845       2/5         2.74

States and Political Subdivisions Securities
  Within one year                                                990                   6.14
  After one but within five years                              2,848                   4.99
  After five but within ten years                              2,525                   4.78
  Over ten years                                                 505                   3.96
                                                            --------
    Total States and Political Subdivisions Securities      $  6,868       4/11        5.13

Mortgage-Backed Securities**
  Within one year                                                395                   3.68
  After one but within five years                              8,387                   3.47
  After five but within ten years                              2,778                   4.03
  Over ten years                                              20,250                   4.65
                                                            --------
    Total Mortgage-Backed Securities                        $ 31,810      10/8         4.27

Corporate Securities
  Within one year                                              1,038                   4.25
  After one but within five years                                432                   6.20
                                                            --------
    Total Corporate Securities                              $  1,471       0/8         4.82
                                                            --------
Total Securities Available-for-Sale                         $147,646       4/3         3.20
                                                            ========
(*)  Fully tax-equivalent using the rate of 34%.
(**) Maturities for Mortgage-Backed Securities are based on final maturity.



        Premier's average investment in federal funds sold and other short-term investments increased by 23.8% in 2003. This follows a 1.5% decrease in 2002. Averaging $42.8 million in 2003, federal funds sold and other short-term investments increased $8.2 million from the $34.6 million averaged in 2002, and were higher than the $35.1 million averaged during 2001. The increase in average federal funds sold in 2003 was the result of maintaining additional liquidity at Farmers Deposit Bank and the desire to keep more liquid funds on hand to take advantage of any potential rising interest rates. Fluctuations in federal funds sold and other short-term investments reflect management's goal to maximize asset yields while maintaining proper asset/liability structure, as discussed in greater detail above and in other sections of this report.

Funding Sources

        In 2003, Premier once again decreased the rates paid on its interest bearing deposits in response to the decline in market interest rates. The average rate paid on interest bearing liabilities decreased to 2.63% in 2003, down from the 3.51% paid in 2002 and the 5.01% paid in 2001. The decrease is largely due to declines in rates paid on time deposits as higher rate certificates of deposits have either not renewed at maturity or were redeposited at significantly lower rates in conjunction with the decline in market interest rates. Similarly, rates paid on NOW and money market transactional deposit accounts also declined. Due to alternative sources of investment and an ever increasing sophistication of customers in funds management techniques to maximize return on their money, competition for funds has become more intense. Premier's banks periodically offer special rate products to attract additional deposits.

        Premier's deposits, on average, decreased by 1.6% or $7.6 million in 2003. The 2003 decrease follows a 10.3% or $55.8 million decrease in 2002 from the average in 2001. $45.1 million or approximately 80% of the 2002 decrease was the result of the sale of the Sabina Bank late in 2001. In 2003, non-interest bearing deposits increased by 13.7% or $6.5 million on average when compared to 2002. The non-interest bearing deposits sold through the sale of the Sabina Bank late in 2001 more than offset the 5.6% increase in average non-interest bearing deposits from internal growth during 2002. In 2003, interest bearing deposits decreased by 3.2% or $14.1 million on average when compared to 2002. The decrease was primarily the result of planned non renewals of high rate time deposits which more than offset increases in average interest bearing transaction deposits and savings deposits. In 2002, interest bearing deposits decreased by 9.8% or $47.3 million. Approximately half of the decrease was the result of the sale of the Sabina Bank late in 2001. Similar to 2003, the remaining $13.5 million decrease was primarily the result of planned non renewals of high rate time deposits which more than offset increases in average interest bearing transaction deposits and savings deposits.

        The following table provides information on the maturities of time deposits of $100,000 or more at December 31, 2003.

              MATURITY OF TIME DEPOSITS $100,000 OR MORE
                          December 31, 2003
                           (In thousands)

   Maturing 3 months or less                                 $  7,959
   Maturing over 3 months through 6 months                      7,141
   Maturing over 6 months through 12 months                    11,328
   Maturing over 12 months                                     16,352
                                                             --------
      Total                                                  $ 42,780
                                                             ========


        Other funding sources for Premier include short and long-term borrowings. Premier's short-term borrowings primarily consist of federal funds purchased from other banks, and securities sold under agreements to repurchase with commercial customers. These short-term borrowings fluctuate depending on near term funding needs and as part of Premier's management of its asset/liability mix. In 2003, short-term borrowings averaged $4.7 million, down $761,000 from the average in 2002. The decline in 2003 was largely the result of terminating the repurchase agreements at Farmers Deposit Bank in an effort to reduce the size of the bank. In 2002, short-term borrowings declined by $3.2 million on average. Only about one-eighth of the decline was the result of the Sabina Bank sale. The remaining decline was due to reduced short-term funding needs at the affiliate banks.

        Long-term borrowings consist of Federal Home Loan Bank (FHLB) borrowings by Premier's banks, other borrowings by the parent holding company and debt issued in the form of subordinated debentures to an unconsolidated Trust subsidiary. FHLB advances, on average, declined by 20.0% or $4.0 million in 2003, following a 6.0% or $1.3 million decrease in 2002. Premier uses fixed rate FHLB advances from time-to-time to fund certain residential and commercial loans as well to maximize investment opportunities as part of its interest rate risk management. In 2003, Premier elected not to renew most of its maturing FHLB advances and prepaid a limited number of other FHLB advances. At December 31, 2003, FHLB advances totaled $10.7 million and had repayment schedules from one to nine years. Other borrowings, on average, declined by 21.8% or $2.3 million in 2003 and 35.2% or $5.8 million in 2002 as the parent company began using available funds to aggressively pay down its outstanding debt late in 2001. At December 31, 2003, other borrowings totaled $6.2 million with scheduled maturities in 2004. Management anticipates that the remaining balance of these borrowings will be renewed under similar interest and repayment terms. For more information on other borrowings, see Note 13 to the consolidated financial statements.


                                         PAYMENTS DUE ON CONTRACTUAL OBLIGATIONS
                                                     December 31, 2003
                                                      (In thousands)

                                                               Less                                         More
                                                              than 1           1-3            3-5          than 5
Contractual Obligations                         Total          Year           Years          Years          Years
                                              --------       --------       --------       --------       --------
   FHLB Advances                              $ 10,705       $  1,082       $  1,484       $  1,643       $  6,496
   Other borrowed funds                          6,200          6,200              -              -              -
   Notes payable                                 1,402          1,402              -              -              -
   Guaranteed subordinated debentures           26,546              -              -              -         26,546
   Operating Lease Obligations                     488            199            180            109             33
                                              --------       --------       --------       --------       --------
     Total                                    $ 45,341       $  8,883       $  1,664       $  1,752       $ 33,075
                                              ========       ========       ========       ========       ========

        Premier's Trust Preferred Securities represent beneficial interests in the assets of PFBI Capital Trust (NASDAQ/NMS-PFBIP). The trust holds $26.6 million of 9.75% Junior Subordinated Deferrable Interest Debentures ("Subordinated Debentures") due in 2027. Quarterly cash distributions on the Preferred Securities are made to the extent interest on the debentures is received by the trust.

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

        In December 2002, The Federal Reserve Bank of Cleveland denied Premier's request to make the fourth quarter distribution. Accordingly, Premier exercised its right to defer the payment of interest on the Subordinated Debentures related to the Trust Preferred Securities for an indefinite period (which can be no longer than 20 consecutive quarterly periods). Premier continued to defer this payment of interest throughout 2003 and the first quarter of 2004. These and any future deferred distributions accrue interest at an annual rate of 9.75% which will be paid when the deferred distributions are ultimately paid.

         Management of Premier does not expect to resume payments on the Subordinated Debentures or the Trust Preferred Securities until the Federal Reserve Bank of Cleveland determines that Premier has achieved adequate and sustained levels of profitability to support such payments and approves such payments. The Trust Preferred Securities have a cumulative provision. Therefore, in accordance with accounting principles generally accepted in the United States of America, Premier intends to continue to accrue the monthly cost of the Trust Preferred Securities as it has since issuance. Premier's management also intends to continue to seek approval of the Federal Reserve Bank of Cleveland for payment of the regularly scheduled quarterly distributions on the Trust Preferred Securities and any accumulated deferrals once it believes Premier has achieved the adequate and sustained levels of profitability desired by the Federal Reserve.

        As part of a Debt Reduction and Profitability plan presented on January 6, 2003 to the Federal Reserve Bank of Cleveland ("Federal Reserve"), Premier requested and received approval from the Federal Reserve to redeem $3,000,000 of the then outstanding $28,750,000 Trust Preferred Securities. The goal of the redemption was to use a portion of Premier's cash on hand to reduce its total interest cost and thus improve profitability. The redemption reduced Premier's interest cost by approximately $292,000 per year. However, this benefit was partially offset due to the interest accrued in 2003 on the deferred quarterly distributions. Future early redemptions, if any, will also require Federal Reserve approval, pursuant to a previously disclosed Written Agreement entered into with the Federal Reserve Bank of Cleveland on January 29, 2003,

Asset/Liability Management and Market Risk

        Asset/liability management is a means of maximizing net interest income while minimizing interest rate risk by planning and controlling the mix and maturities of interest related assets and liabilities. Premier has established an Asset/Liability Management Committee (ALCO) for the purpose of monitoring and managing interest rate risk and to evaluate investment portfolio strategies. Interest rate risk is the earnings variation that could occur due to changes in market interest rates. The Board of Directors has established policies to monitor and limit exposure to interest rate risk. Premier monitors its interest rate risk through the use of an earnings simulation model prepared by an independent third party to analyze net interest income sensitivity.

        The earnings simulation model uses assumptions, maturity patterns, and reinvestment rates provided by Premier and forecasts the effect of instantaneous movements in interest rates of both 100 (1.00%) and 200 (2.00%) basis points. The most recent earnings simulation model projects net interest income would increase by approximately 1.0% over the projected stable rate net interest income if interest rates rise by 100 basis points over the next year. Conversely, the simulation projects an approximate 1.5% decrease in net interest income if interest rates fall by 100 basis points over the next year. Within the same time frame, but assuming a 200 basis point movement in interest rates, the simulation projects that net interest income would increase by 2.0% over the projected stable rate net interest income in a rising rate scenario and would decrease by 2.9% in a falling rate scenario. Under both the 100 and 200 basis point simulations, the percentage changes in net interest income are within Premier's ALCO guidelines.

        Another measure of a company's interest sensitivity is the measure of Economic Value at Risk (EVR). The EVR of a company's balance sheet at a given point in time is the discounted present value of asset cash flows minus the discounted present value of liability cash flows. Similar to net interest income, EVR can be simulated assuming changes in market interest rates. The resulting percentage change versus the stable rate EVR is an indication of the longer term repricing risk imbedded in the balance sheet. At December 31, 2003, a 200 basis point increase in rates is estimated to decrease Premier's EVR by 16.3% while a 200 basis point decrease would increase Premier's EVR by 28.9%. The percentage changes in EVR for the 200 basis point decrease are outside Premier's ALCO guidelines. However, the with market interest rates already at relatively low levels, the likelihood of an additional 200 basis point decrease is believed to be remote. Furthermore, the low interest rate environment in 2003 limits the change in the market value of liabilities in a declining rate simulation because rates paid on liabilities cannot fall below zero.

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


        The following table presents summary information about the simulation model's interest rate risk measures and results.


                                             Year-End    Year-End       ALCO
                                               2003        2002      Guidelines
                                             --------    --------    ----------

Projected 1-Year Net Interest Income
   -100 bp change vs. Base Rate                -1.5%        -3.5%      10%
   +100 bp change vs. Base Rate                 1.0%         3.3%      10%
Projected 1-Year Net Interest Income
   -200 bp change vs. Base Rate                -2.9%        -6.6%      10%
   +200 bp change vs. Base Rate                 2.0%         6.5%      10%
Economic Value Change
   -200 bp Change vs. Base Rate                28.9%         4.0%      20%
   +200 bp Change vs. Base Rate               -16.3%        12.8%      20%


        The improvement in the 2003 simulated change in EVR for a 200 basis point decline in interest rates is due to the current low interest rate environment. The low interest rate environment in 2003 limits the change in the market value of liabilities in a declining rate simulation because rates paid on liabilities cannot fall below zero.

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

        Premier generated $12.2 million of cash from operations in 2003, which compares to $10.3 million in 2002 and $1.1 million in 2001. These proceeds along with the proceeds from the sale and maturity of securities and the repayment of loans were used to purchase securities, satisfy deposit withdrawals, and reduce outstanding debt during those years. Net cash provided by liquidating investing activities totaled $29.5 million in 2003, $5.3 million in 2002 and $16.2 million in 2001. Net cash used to satisfy deposit withdrawals and reduce debt totaled $39.5 million in 2003, $17.4 million in 2002 and $21.2 million in 2001. Details on the sources and uses of cash can be found in the Consolidated Statements of Cash Flows in the consolidated financial statements.

        At December 31, 2003, the parent company had nearly $3.6 million in cash held with its subsidiary banks. This balance along with cash dividends expected to be received from its subsidiaries is sufficient to cover the operating costs of the parent, service its existing other debt and to provide additional capital to Farmers Deposit Bank as outlined in Premier's capital restoration plan submitted to the FDIC. During 2003, the parent company used a significant portion of its cash reserves to call $3.0 million of the Trust Preferred Securities outstanding and to invest additional capital in Farmers Deposit Bank to meet minimum capital ratios required by the FDIC. It is anticipated that the sale of Citizens Bank for approximately $14.5 million in cash early in the third quarter of 2004 will more than restore the cash reserves used during 2003. Additional information on parent company cash flows and financial statements is contained in Note 23 to the consolidated financial statements.

Capital Resources

        Premier's consolidated average equity-to-asset ratio remained healthy at 8.25% during 2003, down slightly from the 8.65% during 2002, but up from the 7.47% during 2001. The decrease in 2003 was largely the result of the losses sustained during the year resulting from the operations of Farmers Deposit Bank. The increase in 2002 primarily resulted from a decrease in total assets resulting from the sale of the Sabina Bank in late 2001 without a corresponding decrease in equity. The Federal Reserve's risk-based capital guidelines and leverage ratio measure the capital adequacy of banking institutions. The risk-based capital guidelines weight balance sheet assets and off-balance sheet commitments by prescribed factors relative to credit risk, thus eliminating disincentives for holding low risk assets and requiring more capital for holding higher risk assets. At year-end 2003, Premier's risk adjusted capital-to-assets ratio was 14.8% compared to 16.9% at December 31, 2002. Both of these ratios are well above the minimum level of 8.0% prescribed for bank holding companies of Premier's size. The leverage ratio is a measure of total tangible equity to total tangible assets. Premier's leverage ratio at December 31, 2003 was 6.4% compared to 8.5% at December 31, 2002. Both of these ratios are above the recommended 4.0% to 5.0% recommended by the Federal Reserve. The decline in the 2003 ratios was again the result of the reduction in total capital, a result of the losses sustained during the year, compounded by an increase in disallowed deferred tax assets. In accordance with Federal Reserve guidelines for all banks and bank holding companies, deferred tax assets are subtracted from Premier's available total equity ("disallowed") if they generally cannot be realized through available tax refunds in a next twelve month timeframe. It is anticipated the sale of Citizens Bank will not only reduce the overall assets of Premier and thus improve its equity-to-asset ratios, but will also generate taxable income that can be used to realize a portion of Premier's disallowed deferred tax assets. Premier's healthy capital ratios are the direct result of management's desire to maintain a strong capital position. Additional information on Premier's capital ratios and the capital ratios of its larger banks may be found in Note 22 to the consolidated financial statements.

        The primary source of funds for dividends paid by Premier to its shareholders is the dividends received from its subsidiary banks. Banking regulations limit the amount of dividends that may be paid without prior approval of the regulatory agencies. Under these regulations, the amount of dividends that may be paid without prior approval in any calendar year is limited to the current year's net profits, as defined, combined with the retained net profits of the preceding two years, subject to regulatory capital requirements and additional restrictions more fully described in Note 22 to the consolidated financial statements. During 2004, Premier's banks could, without prior approval, declare and pay to Premier dividends of approximately $1.4 million plus any 2004 net profits retained through the date of declaration by Ohio River Bank, Boone County Bank and First Central Bank.

        Additional information on the capital position of Premier is included in the following table.


                              SELECTED CAPITAL INFORMATION
                                 (Dollars in thousands)
                                                             As of December 31
                                                             2003         2002       Change
                                                           --------     --------     --------
Stockholders' Equity                                       $ 45,540     $ 56,124     $(10,584)
   Qualifying capital securities of subsidiary trust         14,953       18,185       (3,232)
   Disallowed amounts of goodwill and other intangibles     (16,044)     (16,044)           0
   Disallowed deferred tax assets                            (4,248)           0       (4,249)
   Unrealized loss (gains) on securities
     available for sale                                        (681)      (1,568)         887
                                                           --------     --------     --------
Tier I capital                                             $ 39,520     $ 56,968     $(17,178)

Tier II capital adjustments:
   Qualifying capital securities of subsidiary trust         10,797       10,565
   Allowance for loan losses                                  4,790        5,462
                                                           --------     --------
Total capital                                              $ 55,107     $ 72,724
                                                           ========     ========

Total risk-weighted assets                                 $371,491     $430,028

Ratios
   Tier I capital to risk-weighted assets                     10.64%       13.18%
   Total capital to risk-weighted assets                      14.83%       16.91%
   Leverage at year-end                                        6.42%        8.50%



INCOME STATEMENT ANALYSIS
Net Interest Income

        Net interest income, the amount by which interest generated from earning assets exceeds the expense associated with funding those assets, is Premier's most significant component of earnings. Net interest income on a fully tax-equivalent basis was $19.6 million in 2003, down 8.1% from the amount earned in 2002 which follows a 0.7% decrease in 2002 from 2001. When net interest income is presented on a fully tax-equivalent basis, interest income from tax-exempt earning assets is increased by the amount equivalent to the federal income taxes which would have been paid if this income were taxable at the statutory federal tax rate of 34% for companies of Premier's size. The decrease in net interest income in 2003 is largely due to a decrease in the volume of assets and liabilities coupled with a decline in interest income resulting from the high level of non-accrual loans at Farmers Deposit. As shown in the Rate Volume Analysis table below, decreases in the volume of earning assets in 2003 reduced Premier's interest income by $1.9 million. This decrease was partially offset by the lower volume of interest bearing liabilities in 2003 resulting in a $1.5 million decline in interest expense. The net effect was to reduce net interest income by $429,000 for the year. Similarly, the lower interest rate environment in 2003, coupled with the reversal of interest income for loans placed on non-accrual during the year resulted in reduced interest income of $4.8 million. This decline was partially offset by reduced interest expense of $3.5 million which resulted from the lower interest rate environment. The combined result was an overall decrease in net interest income of $1.7 million.

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

        Similarly, in 2002, a reduction in Premier's volume of earning assets reduced interest income by $4.5 million which was only partially offset by a $3.0 million decrease in interest expense due to a lower volume of interest bearing liabilities. The net result was a $1.6 million decrease in net interest income from volume activity. In contrast to 2003 however, in 2002, Premier's management of changes in interest rates risk and its ability to lower the rates paid on its interest bearing liabilities more rapidly than the declines in yields on interest earning assets resulted in an increase in net interest income from rate movements of $1.4 million for the year. This increase only partially offset the $1.6 million decline in net interest income due to lower volumes resulting in the overall $156,000 decline in net interest income.


                           RATE VOLUME ANALYSIS OF CHANGES IN NET INTEREST INCOME
                            (Dollars in thousands on a taxable equivalent basis)

                                             2003 vs 2002                             2002 vs 2001
                                 Increase (decrease) due to change in     Increase (decrease) due to change in

                                                               Net                                      Net
                                   Volume        Rate        Change         Volume        Rate        Change
                                 ---------    ---------    ---------      ---------    ---------    ---------
Interest Income*:
   Loans                         $  (2,443)   $  (2,662)   $  (5,105)     $  (3,681)   $  (3,412)   $  (7,093)
   Investment securities               297       (1,742)      (1,445)          (846)      (1,935)      (2,781)
   Federal funds sold                  249         (347)         (98)           (20)        (764)        (784)
   Deposits with banks                   0           (1)          (1)             3          (15)         (12)
                                 ---------    ---------    ---------      ---------    ---------    ---------
      Total interest income      $  (1,897)   $  (4,752)   $  (6,649)     $  (4,544)   $  (6,126)   $ (10,670)
                                 ---------    ---------    ---------      ---------    ---------    ---------

Interest Expense:
   Deposits
      NOW and money market       $     192    $  (1,615)   $  (1,423)     $     147    $  (2,132)   $  (1,985)
      Savings                           78         (239)        (161)          (123)        (401)        (524)
      Certificates of deposit       (1,033)      (2,044)      (3,077)        (2,446)      (3,981)      (6,427)
   Short-term borrowings               (12)         (31)         (43)          (109)        (179)        (288)
   Other borrowings                   (173)         140          (33)          (359)        (514)        (873)
   FHLB borrowings                    (223)         106         (117)           (77)        (340)        (417)
   Debt                               (297)         233          (64)             0            0            0
                                 ---------    ---------    ---------      ---------    ---------    ---------
      Total interest expense     $  (1,468)   $  (3,450)   $  (4,918)     $  (2,966)   $  (7,548)   $ (10,514)
                                 ---------    ---------    ---------      ---------    ---------    ---------
Net interest income*             $    (429)   $  (1,302)   $  (1,731)     $  (1,578)   $   1,422    $    (156)
                                 =========    =========    =========      =========    =========    =========

(*)  Fully taxable equivalent using the rate of 34%.
Note - Changes to rate/volume are allocated to both rate and volume on a proportional dollar basis.


        As net interest income dollars declined in 2003, Premier's net interest margin also decreased. In 2003, the yield earned on investment securities declined 121 basis points to 3.41% while the yield on the loan portfolio declined 73 basis points to 7.60%. The net result on all earning assets was to reduce the yield 102 basis points to 5.97% in 2003, down from 6.99% earned in 2002 and 8.07% earned in 2001. Similarly, in 2003 Premier reduced the average rate paid on its deposits by 101 basis points by not renewing a significant amount of high rate certificates of deposit and by keeping the rates paid on other deposit products competitive with national and local market rates. The net result on all interest bearing liabilities was to reduce the cost of funds 86 basis points to 2.63%, down from 3.49% in 2002 and 5.01% in 2001. As a result, Premier's net interest spread decreased by 17 basis points and its net interest margin decreased by 21 basis points to 3.63% in 2003, down from 3.84% in 2002 and 3.50% in 2001. Further discussion of net interest income is included in the section of this report entitled "Balance Sheet Analysis."

Non-interest Income and Expense

        Non-interest income has been and will continue to be an important factor for improving profitability. Recognizing this importance, management continues to evaluate areas where non-interest income can be enhanced. As shown in the table of Non-interest Income and Expense below, total fees and other income increased by 23.6% or $658,000 in 2003. The increase in 2003 is largely due to increases in service charges on deposit accounts. In 2002, total fees and other income decreased by 11.3% or $354,000 from 2001. Approximately 80% of the decline was due to the sale of the operations of the Bank of Mount Vernon and the Sabina Bank in 2001. The remaining decrease was due to declines in other income which were only partially offset by increases in revenue from service charges on deposit accounts. Service charges on deposit accounts increased to $2,167,000 in 2003, an increase of 28.2% or $476,000. The increase is a result of changes in the way Premier charges customers for over drawing their checking accounts and a general increase in customers and activity. The increase follows a 1.9% or $32,000 increase over 2001. After factoring out the services charges earned by the two banks that were sold in 2001, service charges in 2002 increased by 14.4% or $239,000 over 2001. Insurance commissions declined by 40.9% or $86,000 in 2003 largely due to lower new loan generations resulting from lower loan demand and stiffer competition from larger banks. This decrease follows a 4.0% increase in 2002 over 2001. Other income increased by 30.2% or $268,000 in 2003. This is a result of increases in various other sources of income such as debit card fees, commissions from originating secondary market mortgage loans and collections of loans retained from the Bank of Mt. Vernon and Sabina Bank sales. Other income declined by $394,000 in 2002 largely due to the other income reported by the two banks that were sold in 2001 and reduced income from origination and sales of mortgage loans in the secondary market.

        In 2003, Premier realized $616,000 in net gains on securities sales. These securities were sold as part of Premier's management of its asset/liability position and to liquidate the tax-exempt investments at Farmers Deposit Bank in order to generate taxable income in the future. In 2002, Premier realized $73,000 in net losses on securities sales, which compares to $321,000 in net gains realized in 2001. In 2001, Premier recognized gains of $8.7 million on the sale of two subsidiary banking operations.

           The following table is a summary of non-interest income and expense for each of the years the three-year period ending December 31, 2003.


                                             NON-INTEREST INCOME AND EXPENSE
                                                 (Dollars in thousands)
                                                                                    Increase (Decrease) Over Prior Year
                                                                                         2003                2002
                                                                                   ----------------     ----------------
                                              2003        2002        2001          Amount     Pct       Amount     Pct
                                            --------    --------    --------       -------    -----     -------    -----
Non-Interest Income:
   Service charges on deposit accounts      $  2,167    $  1,691    $  1,659       $   476    28.15     $    32     1.93
   Insurance income                              124         210         202           (86)  (40.95)          8     3.96
   Other                                       1,157         889       1,283           268    30.15        (394)  (30.71)
                                            --------    --------    --------       -------    -----     -------    -----
      Total fees and other income              3,448       2,790       3,144       $   658    23.58     $  (354)  (11.26)
   Investment securities gains(losses)           616         (73)        321           689       -         (394)      -
   Gain on sale of banking operations              0           0       8,713             -       -       (8,713)      -
                                            --------    --------    --------       -------    -----     -------    -----
        Total non-interest income           $  4,064    $  2,717    $ 12,178       $ 1,347    49.58     $(9,461)  (77.69)
                                            ========    ========    ========       =======    =====     =======    =====

Non-Interest Expense:
   Salaries and wages                       $  6,768    $  6,665    $  7,824       $   103     1.55     $(1,159)  (14.81)
   Employee benefits                           1,955       2,251       2,169          (296)  (13.15)         82     3.78
                                            --------    --------    --------       -------    -----     -------    -----
      Total staff costs                        8,723       8,916       9,993          (193)   (2.16)     (1,077)  (10.78)
                                            --------    --------    --------       -------    -----     -------    -----
   Occupancy and equipment expense             2,260       2,283       2,448           (23)   (1.01)       (165)   (6.74)
   Professional fees                           1,338       1,086         837           252    23.20)        249    29.75
   Taxes, other than payroll, property
      and income                                 534         688         717          (154)  (23.38)        (29)   (4.04)
   Amortization of intangibles                     0           0       1,308             -       -       (1,308)      -
   OREO losses and expenses                      540       1,160         384          (620)  (53.45)        776   202.08
   Bad check losses                              461          29          11           432  1489.66          18   163.64
   Supplies                                      379         385         388            (6)   (1.56)         (3)   (0.77)
   Other expenses                              3,397       3,284       4,114           113     3.44        (830)  (20.18)
                                            --------    --------    --------       -------    -----     -------    -----
      Total non-interest expenses           $ 17,632    $ 17,831    $ 20,200       $  (199)   (1.12)    $(2,369)  (11.73)
                                            ========    ========    ========       =======    =====     =======    =====




        Just as management continues to evaluate areas where non-interest income can be enhanced, it strives to find ways to improve the efficiency of its operations and utilize the economies of scale of the consolidated entity to reduce its operating costs. Premier's 2003 net overhead ratio, or non-interest expense less non-interest income excluding securities transactions and other similar non-operating transactions to average earning assets was 2.62%, a decrease decrease from the 2.70% realized in 2002 and the 2.78% ratio realized in 2001. For the year 2003, net overhead was $14.2 million, a decrease of $860,000 or 5.7% below the 2002 overhead of $15.0 million. The decline in Premier's 2003 net overhead ratio is a result of the increase in non-interest income (discussed above) combined with a decrease in non-interest expense (discussed below). The current year decrease follows a decrease in 2002 of 11.8% or $2.0 million from the 2001 overhead of $17.0 million. Approximately $2.0 million of this decrease was the net overhead of the Bank of Mount Vernon and the Sabina Bank recognized in 2001 whose operations were not included in Premier's results for 2002. A lower net overhead ratio means more of the net interest margin flows through as net income.

        Total non-interest expense in 2003 decreased by $199,000, or 1.1% from 2002 as decreases in staff costs, OREO losses and expenses and taxes not on income were only partially offset by increases in professional fees, bad check losses and other expenses. This year's decrease compares to a $2.4 million or 11.8% decrease in 2002 versus 2001. Approximately $2.3 million of the decline was due to the sale of the operations of the Bank of Mount Vernon and the Sabina Bank in 2001. The remainder was due to a $61,000 or 0.3% decline in the non-interest expenses of the remaining operations as described in more detail below.

        Staff costs decreased by $193,000 or 2.2% in 2003 versus 2002. Increases is salaries and wages were more than offset by reductions in medical insurance benefit costs. In the second quarter of 2003, employees were required to contribute a percentage of the overall premium as Premier changed its benefit structure to be more in-line with its competitors. The percentage of employee contribution is being phased in over a two year period. In 2002, staff costs decreased by $1.1 million largely due to the sale of the banking operations in 2001. The remainder was largely due to a $479,000 decrease in staff costs at the parent holding company, offset by normal salary adjustments at the subsidiary banks.

        Occupancy and equipment expenses decreased by $23,000 or 1.0% in 2003 as decreases in equipment expenses were substantially offset by an increase in occupancy costs. In 2002, occupancy and equipment expense decreased by $165,000 or 6.7% from 2001. Approximately $262,000 of occupancy and equipment expenses was eliminated due to the sale of the banking operations in 2001. The remaining $97,000 or 4.0% increase was largely due to increases in property taxes and maintenance costs on buildings and equipment.

        Professional fees increased by $252,000 or 23.2% in 2003 versus 2002. The increase in 2003 was largely due to legal and audit costs related to the Farmers Deposit Bank investigation. This increase follows a $249,000 or 29.8% increase in 2002 versus 2001. Approximately $31,000 of professional fees were eliminated due to the sale of the banking operations in 2001. The remaining $280,000 increase was largely due to increased legal fees related to collections, regulatory and compliance matters, other legal matters, and fees related to external audits and Premier's efforts to strengthen its internal control processes.

        Taxes not on income decreased by $154,000 or 22.4% in 2003 versus 2002. The decrease in 2003 is largely due to employment of tax saving strategies resulting from the moving of the company headquarters to West Virginia. In 2002, taxes not on income declined by $29,000 or 4.0%. Approximately $128,000 of taxes not on income were eliminated due to the sale of the banking operations in 2001. The remaining $99,000 increase was due to increases in the amount of equity subject to equity based taxes.

        OREO writedowns and expenses totaled $540,000 in 2003, a decrease of $620,000 or 53.5% from the $1.2 million of these expenses in 2002. The increase in 2002 was largely due to writedowns of OREO property to net realizable values as management emphasized efforts to liquidate the properties.

        Bad check losses totaled $461,000 in 2003, a $432,000 increase from the $29,000 recorded in 2002. The increase in 2003 was primarily the result of bad checks losses at Farmers Deposit Bank related to dishonored checks discovered during investigation. The collection of these checks is still being pursued by the bank.

        In 2002, Premier adopted Financial Accounting Statements (FAS) 142 and
147. The effect of adopting these new accounting standards has been the elimination of the amortization of goodwill effective January 2002. In 2001, Premier recognized $1.3 million of goodwill amortization. Additional information concerning Premier's adoption of FAS 142 and 147 is discussed in Note 1 to the consolidated financial statements.

        An analysis of the allowance for loan losses and related provision for loan losses is included in the Loan Portfolio section of the Balance Sheet Analysis of this report.

Applicable Income Taxes

        Premier recognized a $5.3 million income tax benefit in 2003 compared to $1.5 million income tax benefit in 2002 and $3.0 million of income tax expense in 2001. Premier's effective tax rate was (35.5%) in 2003, down from (40.8%) in 2002 and the 65.5% in 2001. The benefit in 2003 and 2002 was due to the pretax losses realized by Premier. Premier's effective tax rate in 2003 and 2002 was increased by the benefits of holding tax-exempt investments and other tax saving instruments. The increase in 2001 taxes as well as the increased effective tax rate was due to the gains on the sales of the two banking subsidiaries and the taxability of those transactions. Additional information regarding income taxes is contained in Note 15 to the consolidated financial statements.

Effects of Changing Prices

        The results of operations and financial condition presented in this report are based on historical cost, unadjusted for the effects of inflation. Inflation affects Premier in two ways. One is that inflation can result in increased operating costs which must be absorbed or recovered through increased prices for services. The second effect is on the purchasing power of the corporation. Virtually all of a bank's assets and liabilities are monetary in nature. Regardless of changes in prices, most assets and liabilities of the banking subsidiaries will be converted into a fixed number of dollars. Non-earning assets, such as premises and equipment, do not comprise a major portion of Premier's assets; therefore, most assets are subject to repricing on a more frequent basis than in other industries.

        Premier's ability to offset the effects of inflation and potential reductions in future purchasing power depends primarily on its ability to maintain capital levels by adjusting prices for its services and to improve net interest income by maintaining an effective asset/liability mix. Management's efforts to meet these goals are described in other sections of this report.


SUMMARY RESULTS OF OPERATIONS
FOURTH QUARTER 2003

        Income from continuing operations for the three months ended December 31, 2003 was a loss of $596,000, a 6.4% or $41,000 improvement from the $637,000 loss from continuing operations reported for the fourth quarter of 2002. On a per share basis, Premier's loss from continuing operations for the fourth quarter of 2003 was 11 cents per share, compared to a loss of 12 cents per share for the same quarter last year.

        Net interest income totaled $4,480,000 for the fourth quarter of 2003, a decrease of $779,000 or 14.8% from the net interest income earning in the same quarter of 2002. The decline is the result of a lower level of loans outstanding which generate higher yields and the high level of non-accrual loans at Farmers Deposit Bank. The provision for loan losses was $2,125,000 in the fourth quarter of 2003, a decrease of $686,000 or 24.4% when compared to the fourth quarter of 2002. Non-interest income excluding securities transactions totaled $951,000 in the fourth quarter of 2003, an increase of $208,000 or 28..0% from the $743,000 reported for the fourth quarter of 2002. The increase was largely due to increased fees from service charges on deposit accounts. Non-interest expense totaled $4,671,000 in the fourth quarter of 2003, a $420,000 or9.9% increase over the $4,251,000 reported for the fourth quarter of 2002. Decreases in staff costs and occupancy & equipment expense were more than offset by increased professional fees, increased other operating expenses and a $246,000 writedown on the anticipated sale of an OREO property.
Additional quarterly
financial data is provided in Note 24 to the consolidated financial statements.


ADOPTION OF NEW ACCOUNTING STANDARDS

During 2003, the Company adopted FASB
Statement 143, Accounting for Asset Retirement Obligations; FASB Statement 145, Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections; FASB Statement 146, Accounting for Costs Associated with Exit or Disposal Activities; FASB Statement 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, FASB Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities, FASB Interpretation 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, and FASB Interpretation 46, Consolidation of Variable Interest Entities. Adoption of the new standards did not materially affect the Company's operating results or financial condition.

Interpretation 46, as revised in December 2003, is discussed in Note 14 to the consolidated financial statements included elsewhere in this report.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------
         The Company's Financial Statements and related Independent Auditors' Report are presented in the following pages. The financial statements filed in this Item 8 are as follows:

     Independent Auditors' Report

     Financial Statements:
         Consolidated Balance Sheets - December 31, 2003 and 2002, as restated Consolidated Statements of Income - Years Ended December 31, 2003,
            2002, as restated, and 2001, as restated
         Consolidated Statements of Comprehensive Income - Years Ended
            December 31, 2003, 2002, as restated, and 2001, as restated Consolidated Statements of Changes in Stockholders' Equity - Years
            ended December 31, 2003, 2002, as restated, and 2001, as restated Consolidated Statements of Cash Flows - Years ended December 31, 2003,
            2002, as restated, and 2001, as restated
         Notes to Consolidated Financial Statements

                         PREMIER FINANCIAL BANCORP, INC.


                        CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors
Premier Financial Bancorp, Inc.
Huntington, West Virginia


We have audited the accompanying consolidated balance sheets of Premier Financial Bancorp, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Premier Financial Bancorp, Inc. as of December 31, 2003 and 2002 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

As disclosed in Note 1, during 2002 the Company adopted new accounting guidance for goodwill.

As discussed in Note 2, the Company has restated its consolidated financial statements as of December 31, 2002 and for each of the two years in the period ended December 31, 2002 to reflect the effect of actions taken by subsidiary management that were concealed from others in the Company.



                          Crowe Chizek and Company LLC
Columbus, Ohio
April 12, 2004

                         PREMIER FINANCIAL BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2003 and 2002
                      (In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------


                                                   2003                 2002
                                              -------------        ------------
                                                                     (Restated)
ASSETS
Cash and due from banks                       $      16,422        $     14,334
Federal funds sold                                   17,051              24,747
Securities available for sale                       147,646             144,698
Loans                                               331,794             373,099
   Allowance for loan losses                        (14,300)             (9,698)
                                              -------------        ------------
     Net loans                                      317,494             363,401
Federal Home Loan Bank and
  Federal Reserve Bank stock                          2,490               3,817
Premises and equipment, net                           7,956               8,472
Real estate and other property acquired
  through foreclosure                                 3,187               3,505
Interest receivable                                   3,448               5,254
Goodwill                                             15,816              15,816
Current year tax receivable                           3,695                 556
Other assets                                          8,024               6,269
Assets of discontinued operation                     79,163              84,406
                                              -------------        ------------

Total assets                                   $    622,392        $    675,275
                                              =============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
   Non-interest bearing                       $      59,001        $     51,795
   Time deposits, $100,000 and over                  42,780              48,967
   Other interest bearing                           353,693             376,962
                                              -------------        ------------
     Total deposits                                 455,474             477,724
Securities sold under
  agreements to repurchase                                -               5,255
Federal Home Loan Bank advances                      10,705              18,243
Other borrowed funds                                  6,200               7,700
Notes payable                                         1,402               1,402
Guaranteed junior subordinated
  interest debentures                                26,546              29,639
Interest payable                                      3,902               1,555
Other liabilities                                     1,227               1,107
Liabilities of discontinued operation                71,396              76,526
                                              -------------        ------------
   Total liabilities                                576,852             619,151

Stockholders' equity
   Preferred stock, no par value;
     1,000,000 shares authorized;
     none issued or outstanding                           -                   -
   Common stock, no par value;
     10,000,000 shares authorized;
     5,232,230 shares issued and outstanding          1,103               1,103
   Capital Surplus                                   43,445              43,445
   Retained earnings                                    311              10,008
   Accumulated other comprehensive income               681               1,568
                                              -------------        ------------
     Total stockholders' equity                      45,540              56,124
                                              -------------        ------------

Total liabilities and stockholders' equity    $     622,392        $    675,275
                                              =============        ============


--------------------------------------------------------------------------------
                             See accompanying notes.

                         PREMIER FINANCIAL BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             Years Ended December 31
                      (In Thousands, Except Per Share Data)

--------------------------------------------------------------------------------

                                                                    2003               2002                2001
                                                                    ----               ----                ----
                                                                                    (Restated)          (Restated)
Interest income
   Loans, including fees                                        $    26,731         $    31,835         $    38,971
   Investment securities -
     Taxable                                                          3,871               5,086               7,552
     Tax-exempt                                                         651                 807               1,016
   Federal funds sold                                                   469                 567               1,351
   Other interest income                                                  7                   8                  20
                                                                -----------         -----------         -----------
     Total interest income                                           31,729              38,303              48,910

Interest expense
   Deposits                                                           8,503              13,164              22,100
   Other borrowings                                                   1,256               1,449               3,027
   Debentures                                                         2,788               2,852               2,852
                                                                -----------         -----------         -----------
     Total interest expense                                          12,547              17,465              27,979

Net interest income                                                  19,182              20,838              20,931
Provision for loan losses                                            20,513               9,453               8,350
                                                                -----------         -----------         -----------
   Net interest income after provision for loan losses               (1,331)             11,385              12,581

Non-interest income
   Service charges                                                    2,167               1,691               1,659
   Insurance commissions                                                124                 210                 201
   Securities gains (losses)                                            616                 (73)                322
   Gain on sale of subsidiaries' banking operations                       -                   -               8,713
   Other income                                                       1,157                 889               1,283
                                                                -----------         -----------         -----------
                                                                      4,064               2,717              12,178

Non-interest expenses
   Salaries and employee benefits                                     8,723               8,916               9,993
   Occupancy and equipment expenses                                   2,260               2,283               2,448
   Professional fees                                                  1,338               1,086                 837
   Taxes, other than payroll, property and income                       534                 688                 717
   Amortization of goodwill                                               -                   -               1,308
   Write-downs, expenses, sales of other real estate owned              540               1,160                 384
   Supplies                                                             379                 385                 388
   Bad check losses                                                     461                  29                  11
   Other expenses                                                     3,397               3,284               4,114
                                                                -----------         -----------         -----------
                                                                     17,632              17,831              20,200

(Loss) income from continuing operations
   before income taxes                                              (14,899)             (3,729)              4,559
Provision (benefit) for income taxes                                 (5,282)             (1,522)              2,985
                                                                -----------         -----------         -----------

(Loss) income from continuing operations                             (9,617)             (2,207)              1,574
                                                                -----------         -----------         -----------

Discontinued operations
   Loss from operations of discontinued component                      (127)             (1,722)               (560)
   Provision (benefit) for income taxes                                 (47)               (592)               (180)
                                                                ------------        ------------        ------------
   Loss from discontinued operations                                    (80)             (1,130)               (380)
                                                                ------------        ------------        ------------

Net (loss) income                                               $    (9,697)        $    (3,337)        $     1,194
                                                                ===========         ===========         ===========

--------------------------------------------------------------------------------
                                   (Continued)

                         PREMIER FINANCIAL BANCORP, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
                             Years Ended December 31
                      (In Thousands, Except Per Share Data)

--------------------------------------------------------------------------------

                                                                    2003               2002                2001
                                                                    ----               ----                ----
                                                                                    (Restated)          (Restated)
Weighted average common shares outstanding:
   Basic and Diluted                                                  5,232               5,232               5,232

Earnings (loss) per share from continuing operations:
   Basic and Diluted                                            $     (1.84)        $     (0.42)        $     0.30

Earnings (loss) per share from discontinued operations:
   Basic and Diluted                                            $     (0.01)        $     (0.22)        $    (0.07)

Net earnings (loss) per share:
   Basic and Diluted                                            $     (1.85)        $     (0.64)        $     0.23


--------------------------------------------------------------------------------
                             See accompanying notes.

                         PREMIER FINANCIAL BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             Years Ended December 31
                      (In Thousands, Except Per Share Data)

--------------------------------------------------------------------------------

                                                                    2003               2002                2001
                                                                    ----               ----                ----
                                                                                    (Restated)          (Restated)

Net (loss) income                                               $    (9,697)        $    (3,337)        $     1,194

Other comprehensive income (loss):
   Unrealized gains and (losses) on securities
     arising during the period                                         (726)              1,032               3,132
   Reclassification of realized amount (including
     from discontinued operations)                                     (618)                 45                (517)
                                                                -----------         -----------         -----------
     Net change in unrealized gain (loss) on
       securities                                                    (1,344)              1,077               2,615
   Less: Tax impact                                                    (457)                366                 889
                                                                -----------         -----------         -----------

Comprehensive (loss) income                                     $   (10,584)        $    (2,626)        $     2,920
                                                                ===========         ===========         ===========


--------------------------------------------------------------------------------
                             See accompanying notes.

                         PREMIER FINANCIAL BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  Years Ended December 31, 2003, 2002 and 2001
                      (In Thousands, Except Per Share Data)

--------------------------------------------------------------------------------

                                                                                          Accumulated
                                                                                             Other
                                              Common        Capital       Retained       Comprehensive
                                               Stock        Surplus       Earnings          Income          Total

Balances, January 1, 2001                   $  1,103      $  43,445      $  12,151       $     (869)     $   55,830

Net change in unrealized gains (losses)
  on securities available for sale                 -              -              -            1,726           1,726

Net income (restated)                              -              -          1,194                -           1,194
                                            --------      ---------      ---------       ----------      ----------

Balances, December 31, 2001 (restated)         1,103         43,445         13,345              857          58,750

Net change in unrealized gains (losses)
  on securities available for sale                 -              -              -              711             711

Net loss (restated)                                -              -         (3,337)               -          (3,337)
                                            --------      ---------      ---------       ----------      ----------

Balances, December 31, 2002 (restated)         1,103         43,445         10,008            1,568          56,124

Net change in unrealized gains (losses)
  on securities available for sale                                                             (887)           (887)

Net loss                                                                    (9,697)                          (9,697)
                                            --------      ---------      ---------       ----------      ----------

Balances, December 31, 2003                 $  1,103      $  43,445      $     311       $      681      $   45,540
                                            ========      =========      =========       ==========      ==========


--------------------------------------------------------------------------------
                             See accompanying notes.

                         PREMIER FINANCIAL BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             Years Ended December 31
                                 (In Thousands)

--------------------------------------------------------------------------------

                                                                           2003             2002            2001
                                                                           ----             ----            ----
                                                                                         (Restated)      (Restated)

Cash flows from continuing operating activities
   Net (loss) income from continuing operations                       $     (9,617)    $    (2,207)     $     1,574
   Adjustments to reconcile net (loss) income
     to net cash from continuing operating activities
       Depreciation                                                            989           1,090              999
       Provision for loan losses                                            20,513           9,453            8,350
       Amortization, net                                                       567             303            1,063
       FHLB stock dividends                                                   (139)           (162)            (231)
       Write-downs of other real estate owned                                  466           1,037              258
       Securities (gains) losses, net                                         (616)             73             (322)
       Gain on the sale of subsidiaries' banking
         operations                                                              -               -           (8,713)
       Dividends received from discontinued subsidiary                           -               -              500
       Changes in
         Interest receivable                                                 1,806           1,263              236
         Deferred income taxes                                              (1,693)         (1,329)          (1,284)
         Other assets                                                       (2,862)            870              274
         Interest payable                                                    2,347             135           (1,313)
         Other liabilities                                                     398            (229)            (254)
                                                                      ------------     -----------      -----------
           Net cash from continuing operating activities                    12,159          10,297            1,137

Cash flows from continuing investing activities
   Purchases of securities available for sale                             (141,891)       (128,956)        (193,693)
   Proceeds from sales of securities available for sale                     21,926           5,814           15,243
   Proceeds from maturities and calls of securities
     available for sale                                                    115,770         126,679          202,400
   Purchases of FHLB stock                                                     (76)            (50)            (208)
   Redemption of FHLB stock                                                  1,542             104              451
   Net change in interest-earning balances with banks                            -               -              737
   Net change in federal funds sold                                          7,696          (3,280)         (11,414)
   Net change in loans                                                      22,788           2,859           (1,348)
   Purchases of premises and equipment, net                                   (473)           (742)            (483)
   Proceeds from sale of other real estate acquired
     through foreclosure                                                     2,190           2,822            1,282
   Net cash received (paid) related to acquisitions                              -               -            3,255
                                                                      ------------     -----------      -----------
     Net cash from continuing investing activities                          29,472           5,250           16,222



--------------------------------------------------------------------------------
                                   (Continued)

                         PREMIER FINANCIAL BANCORP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                             Years Ended December 31
                                 (In Thousands)

--------------------------------------------------------------------------------

                                                                           2003             2002            2001
                                                                           ----             ----            ----
                                                                                         (Restated)      (Restated)
Cash flows from continuing financing activities
   Net change in deposits                                             $    (22,250)    $    (6,267)     $    (1,256)
   Advances from Federal Home Loan Bank                                      2,750          14,420           60,361
   Repayment of Federal Home Loan Bank advances                            (10,288)        (21,646)         (59,214)
   Early redemption of debentures, net                                      (3,000)              -                -
   Repayment of other borrowed funds                                        (1,500)         (5,300)          (7,000)
   Proceeds from notes payable                                                   -           1,402                -
   Net change in agreements to repurchase securities                        (5,255)              -          (14,125)
                                                                      -------------    -----------      ------------
     Net cash from continuing financing activities                         (39,543)        (17,391)         (21,234)
                                                                      -------------    -----------      -----------

Net change in cash and cash equivalents
   from continuing activities                                                2,088          (1,844)          (3,875)

Cash and cash equivalents of continuing operations
   at beginning of year                                                     14,334          16,178           20,053
                                                                      ------------     -----------      -----------

Cash and cash equivalents of continuing operations
   at end of year                                                     $     16,422     $    14,334      $    16,178
                                                                      ============     ===========      ===========

Supplemental disclosures of cash flow information:
     Cash paid during the year for -
       Interest                                                       $     10,201     $    17,314      $    29,796
       Income taxes paid (refunded)                                           (549)           (280)           4,279

     Loans transferred to real estate acquired
       through foreclosure                                            $      2,338     $     1,856      $     4,785

     Transfer of securities from held to maturity
       to available for sale                                          $          -     $         -      $    17,472

     Net change in cash and cash equivalents of
       discontinued operations                                        $      1,596     $      (740)     $     1,164


--------------------------------------------------------------------------------
                             See accompanying notes.

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001
--------------------------------------------------------------------------------


NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of Premier Financial Bancorp, Inc. (the Company) and its wholly-owned subsidiaries:

                                                                                              Unaudited
                                                                              ---------------------------------------
                                                                                                December 31, 2003
                                                                                Year                       Net Income
                                                                              Acquired        Assets         (Loss)
                                                                              --------        ------       ----------
                                                                                                  (In Thousands)

Citizens Deposit Bank & Trust               Vanceburg, Kentucky                 1991        $  88,647      $    983
Bank of Germantown                          Germantown, Kentucky                1992           23,699             1
Citizens Bank (Kentucky), Inc.              Georgetown, Kentucky                1995           79,163           (80)
Farmers Deposit Bank                        Eminence, Kentucky                  1996          105,167       (12,014)
Ohio River Bank                             Ironton, Ohio                       1998           76,534           975
First Central Bank, Inc.                    Philippi, West Virginia             1998           84,934         1,105
Boone County Bank, Inc.                     Madison, West Virginia              1998          157,442         1,874
Mt. Vernon Financial Holdings, Inc.         Georgetown, Kentucky                1999            4,729           (49)

The Company also has a data processing subsidiary, Premier Data Services, Inc. All material intercompany transactions and balances have been eliminated.

Nature of Operations: The subsidiary banks (Banks) operate under state bank charters and provide traditional banking services, including trust services, to customers primarily located in the counties and adjoining counties in Kentucky, Ohio, and West Virginia in which the Banks operate. Chartered as state banks, the Banks are subject to regulation by their respective state banking regulators and the Federal Deposit Insurance Corporation (FDIC) or the Federal Reserve Bank for member banks. The Company is also subject to regulation by the Federal Reserve Bank.

Estimates in the Financial Statements: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The allowance for loan losses, the identification and evaluation of impaired loans, impairment of goodwill, realizability of deferred tax assets, and fair values of financial instruments are particularly subject to change.


--------------------------------------------------------------------------------
                                   (Continued)

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001
--------------------------------------------------------------------------------


NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash Flows: For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and interest-earning balances with banks with an original maturity less than ninety days. Net cash flows are reported for loans, federal funds sold, deposits, and other borrowing transactions.

Securities: The Company classifies its securities portfolio as either securities available for sale or securities held to maturity. Securities held to maturity are carried at amortized cost.

Securities available for sale are carried at fair value. Adjustments from amortized cost to fair value are recorded in stockholders' equity, net of related income tax, under accumulated other comprehensive income on securities available for sale. Other securities such as Federal Home Loan Bank stock are carried at cost.

Interest income includes amortization of purchase premium or discount computed using the level yield method. Gains or losses on dispositions are based on the net proceeds and adjusted carrying amount of the securities sold using the specific identification method. Securities are written down to fair value when a decline in fair value is not temporary.

Loans: Net loans are stated at the amount of unpaid principal, reduced by unearned income and an allowance for loan losses. Interest income on loans is recognized on the accrual basis except for those loans in a non-accrual of income status. The accrual of interest on impaired loans is discontinued when management believes, after consideration of economic and business conditions and collection efforts, that the borrowers' financial condition is such that collection of interest is doubtful.

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

The allowance for loan losses is a valuation allowance for probable incurred credit losses increased by a provision for loan losses charged to expense. The allowance is an amount that management believes will be adequate to absorb probable incurred losses on existing loans based on evaluations of the collectibility of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrowers' ability to pay. Loans are charged against the allowance for loan losses when management believes that the collection of principal is unlikely. Subsequent recoveries, if any, are credited to the allowance.

--------------------------------------------------------------------------------
                                   (Continued)

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001
--------------------------------------------------------------------------------


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

Premises and Equipment: Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Depreciation is recorded principally by the straight-line method with useful lives ranging from 7 to 40 years for premises and from 3 to 15 years for equipment.

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

Long-term Assets: Premises and equipment and other long-term assets are reviewed for impairment when events indicate that the carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.

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

Goodwill is assessed at least annually for impairment and any such impairment will be recognized in the period identified. Impairment is evaluated using the aggregate of all banking operations. To evaluate impairment, management uses pricing valuation factors such as price-to-total assets and price-to-total deposits from databases of actual peer group bank sales. These valuation factors are applied to the comparable factors of the Company's aggregate banking operations to arrive at estimated fair value. The Company does not have any identifiable intangible assets such as core deposit intangibles.


--------------------------------------------------------------------------------
                                   (Continued)

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001
--------------------------------------------------------------------------------


NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

                                                2003        2002         2001
                                              --------    --------     --------
                                                         (Restated)   (Restated)

Income (loss) from continuing operations      $(9,617)    $(2,207)     $ 1,574
Deduct:  Stock-based compensation
   expense determined under fair
   value based method                             (18)         98          (17)
                                              -------     -------      -------
Pro forma income (loss)                       $(9,635)    $(2,109)     $ 1,557

Basic earnings (loss) per share
   from continuing operations                 $ (1.84)    $ (0.42)     $  0.30
Pro forma basic earnings (loss) per share       (1.84)      (0.40)        0.30

Diluted earnings (loss) per share
   from continuing operations                 $ (1.84)    $ (0.42)     $  0.30
Pro forma diluted earnings (loss) per share     (1.84)      (0.40)        0.30


On January 15, 2003, 28,650 incentive stock options were granted out of the 2002 Stock Option Plan at an exercise price of $7.96. These options vest in three equal annual installments ending on January 15, 2006. Proforma stock-compensation expense is being amortized over the three-year vesting period. There were no options granted during 2002, or 2001. Future pro forma net income will be negatively impacted should the Company choose to grant additional options.

The pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date.

                                         2003             2002           2001
                                         ----             ----           ----

  Risk-free interest rate                3.10%               -              -
  Expected option life (yrs)             5.00                -              -
  Expected stock price volatility        0.42                -              -
  Dividend yield                         0.00%               -              -

Weighted average fair value of
  options granted during the year       $3.30                -              -

--------------------------------------------------------------------------------
                                   (Continued)

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001
--------------------------------------------------------------------------------


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

Adoption of New Accounting Standards: During 2003, the Company adopted FASB Statement 143, Accounting for Asset Retirement Obligations; FASB Statement 145, Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections; FASB Statement 146, Accounting for Costs Associated with Exit or Disposal Activities; FASB Statement 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, FASB Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities, FASB Interpretation 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, and FASB Interpretation 46, Consolidation of Variable Interest Entities. Adoption of the new standards did not materially affect the Company's operating results or financial condition.

Interpretation 46, as revised in December 2003, is discussed in Note 14.

--------------------------------------------------------------------------------
                                   (Continued)

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001
--------------------------------------------------------------------------------


NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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


NOTE  2 - RESTATEMENT

On June 16, 2003 Premier announced that as a result of an ongoing internal investigation, it had uncovered a systematic disregard for its loan approval and credit administration policies at its Farmers Deposit Bank subsidiary and had accepted the resignation of the bank's former president. On November 7, 2003 Premier disclosed that the Securities and Exchange Commission had requested information about Premier's internal investigation. As the internal investigation progressed, many loans were charged off and additional provisions for loan losses were recorded. Premier's management, with the assistance of outside independent professionals, has conducted a further review of those loans for which significant charge offs or additional provisions were required in 2003. The purpose of this review was to determine if the facts or circumstances that gave rise to additional charge offs or provisions had been improperly concealed from senior management or improperly considered in applying management's estimates and judgments as to the adequacy of the allowance for loan losses in prior financial statement periods. The review did identify instances in which collateral securing loans had been released without proper support or notation in loan files, instances in which obligors on notes had been released from their repayment obligation without proper support or notation in loan files and instances in which delinquent loan reporting systems had been manipulated to prevent problem loans from being identified on a timely basis. Premier's senior management determined that if these circumstances had been considered in evaluating the adequacy of the allowance for loan losses in prior periods then some of the loan charge offs and additional provisions for loan losses recorded in 2003 should have been reflected in prior periods. Therefore the financial statements for 2002 and 2001 have been restated to reflect the financial statement effect of the matters that occurred in those periods but which were improperly concealed by subsidiary management.


--------------------------------------------------------------------------------
                                   (Continued)

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001
--------------------------------------------------------------------------------


NOTE  2 - RESTATEMENT (Continued)

The results of this restatement are reflected in the consolidated financial statements and related notes to consolidated financial statements. The following tables reflect the impact of this restatement by financial statement line in Premier's balance sheet at December 31, 2002 and statements of operations for the years 2003, 2002 and 2001. Unaudited amounts are also presented for the impact of restatement on the first three quarters of 2003 and all of the quarters of 2002.

Effect on December 31, 2002 balance sheet (in thousands):

                                                                     Increase
Balance sheet caption                                               (Decrease)
---------------------                                               ----------
     Loans                                                        $    (3,513)
     Allowance for losses                                               1,023
     Interest receivable                                                 (366)
     Other assets (including tax receivable)                            1,660
     Total assets                                                      (3,242)

     Retained earnings                                            $    (3,242)
     Total stockholders' equity                                        (3,242)


Effect on operating results for the years ended December 31, (in thousands except per share data):

                                                                       2003             2002             2001
                                                                     Increase         Increase         Increase
Operating statement caption                                         (Decrease)       (Decrease)       (Decrease)
---------------------------                                         ----------       ----------       ----------
     Interest income, loans                                         $     108        $     (226)      $     (139)
     Provision for loan losses                                         (4,804)            2,981            1,566
     Net interest income after provision for loan losses                4,912            (3,207)          (1,705)
     Income (loss) from continuing operations
         before income taxes                                            4,912            (3,207)          (1,705)
     Provision (benefit) for income taxes                               1,670            (1,090)            (580)
     Income (loss) from continuing operations                           3,242            (2,117)          (1,125)
     Net (loss) income                                                  3,242            (2,117)          (1,125)
     Net (loss) income per share, basic and diluted                      0.62             (0.40)           (0.22)


--------------------------------------------------------------------------------
                                   (Continued)

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001
--------------------------------------------------------------------------------


NOTE  2 - RESTATEMENT (Continued)

Effect on operating results for the quarters ended (in thousands except per share data):

                                                                   (Unaudited)
                                                  ---------------------------------------------
                                                   Mar 2003        June 2003         Sept 2003
                                                   Increase         Increase          Increase
Operating statement caption                       (Decrease)       (Decrease)        (Decrease)
---------------------------                       ----------       ----------        ----------
     Interest income, loans                       $     (109)      $       60        $      145
     Provision for loan losses                         1,020           (1,518)           (3,672)
     Net interest income after
         provision for loan losses                    (1,129)           1,578             3,817
     Income (loss) from continuing
         operations before income taxes               (1,129)           1,578             3,817
     Provision (benefit) for income taxes               (384)             537             1,298
     Income (loss) from
         continuing operations                          (745)           1,041             2,519
     Net (loss) income                                  (745)           1,041             2,519
     Net (loss) income per share,
         basic and diluted                             (0.14)            0.20              0.48


                                                                          (Unaudited)
                                                  --------------------------------------------------------------
                                                   Mar 2002         June 2002        Sept 2002         Dec 2002
                                                   Increase          Increase         Increase         Increase
Operating statement caption                       (Decrease)        (Decrease)       (Decrease)       (Decrease)
---------------------------                       ----------       ----------        ----------       ----------
     Interest income, Loans                       $      (37)      $      (37)       $      (47)      $     (105)
     Provision for loan losses                            37               78             1,420            1,446
     Net interest income after
         provision for loan losses                       (74)            (115)           (1,467)          (1,551)
     Income (loss) from continuing
         operations before income taxes                  (74)            (115)           (1,467)          (1,551)
     Provision (benefit) for income taxes                (25)             (39)             (499)            (527)
     Income (loss) from
         continuing operations                           (49)             (76)             (968)          (1,024)
     Net (loss) income                                   (49)             (76)             (968)          (1,024)
     Net (loss) income per share,
         basic and diluted                             (0.01)           (0.01)            (0.19)            (0.20)


--------------------------------------------------------------------------------
                                   (Continued)

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001
--------------------------------------------------------------------------------


NOTE  2 - RESTATEMENT (Continued)

Effect on other supplemental disclosures (in thousands):
                                                         2002           2001
                                                       Increase       Increase
Supplemental footnote disclosures                     (Decrease)     (Decrease)
---------------------------------                     ----------     ----------
  Net charge-offs for the year                        $    1,958     $    1,566
  Non-accrual loans at year-end                            1,929              -
  Impaired loans at year-end with an allowance             1,929              -
  Amount of allowance for loan losses allocated
    to impaired loans                                        964              -


NOTE  3 - DISCONTINUED OPERATIONS

In the fourth quarter of 2003, the Company adopted and began to implement a plan to sell its subsidiary Citizens Bank (Kentucky), Inc. ("Citizens Bank") located in Georgetown, Kentucky. On February 13, 2004, the Company announced that it had signed a definitive agreement to sell Citizens Bank in a cash transaction valued at approximately $14,500,000. In accordance with Financial Accounting Standard 144, "Accounting for the Impairment or Disposal of Long-lived Assets", which became effective for the Company on January 1, 2002, the financial position and results of operations of Citizens Bank are removed from the detail line items in the Company's financial statements and presented separately as "discontinued operations."


--------------------------------------------------------------------------------
                                   (Continued)

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001
--------------------------------------------------------------------------------


NOTE  3 - DISCONTINUED OPERATIONS (Continued)

A condensed balance sheet and statement of operations for Citizens Bank follows (in thousands):

                                                     As of December 31
                                                 2003                  2002
                                             -----------           -----------
Assets
   Cash and federal funds sold               $     6,473           $     8,790
   Securities available for sale                  12,082                12,935
   Loans, net                                     53,886                55,840
   Premises and equipment, net                     3,026                 3,213
   Other assets                                    3,696                 3,628
                                             -----------           -----------
     Total assets                            $    79,163           $    84,406
                                             ===========           ============

Liabilities
   Deposits                                  $    65,486           $    70,250
   Federal Home Loan Bank advances                 5,255                 5,290
   Other liabilities                                 655                   986
                                             -----------           -----------
     Total liabilities                            71,396                76,526
   Equity                                          7,767                 7,880
                                             -----------           -----------
     Total liabilities and equity            $    79,163           $    84,406
                                             ===========           ===========


                                        For the years ended December 31
                                    2003              2002              2001
                                  ---------        ---------         ---------

Interest income                   $   4,643        $   5,927         $   8,993
Interest expense                      1,873            2,701             4,789
                                  ---------        ---------         ---------
     Net interest income              2,770            3,226             4,204
Provision for loan losses               240            2,324             2,137
Non-interest income                     938              836             1,158
Non-interest expense                  3,595            3,460             3,785
Income tax (benefit)                    (47)            (592)             (180)
                                 ----------       ----------        ----------
     Net (loss)                  $      (80)      $   (1,130)       $     (380)
                                 ==========       ==========        ==========

--------------------------------------------------------------------------------
                                   (Continued)

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001
--------------------------------------------------------------------------------


NOTE  3 - DISCONTINUED OPERATIONS (Continued)

On September 11, 2002 Citizens Bank entered into an agreement with the Kentucky Department of Financial Institutions (KDFI) and the Federal Deposit Insurance Corporation (FDIC) . Among other things, the agreement restricts the bank from paying dividends without prior approval and requires that the Bank maintain a Tier I capital to average assets ratio of not less than 7.5%. This agreement will remain in effect until terminated by the KDFI and FDIC. Citizens Bank's Tier I capital to average assets was 8.7% as of December 31, 2003.

Activity in the allowance for loan losses for Citizens Bank follows (in thousands):

                                    2003              2002              2001
                                  ---------        ---------         ---------

Balance, beginning of year       $    2,685       $    1,575        $    1,204
Loans charged off                    (1,012)          (1,520)           (1,913)
Recoveries                              251              306               147
Provision for loan losses               240            2,324             2,137
                                 ----------       ----------        ----------

Balance, end of year             $    2,164       $    2,685        $    1,575
                                 ==========       ==========        ==========

Nonperforming loans of Citizens Bank at year end were as follows (in thousands):
                                    2003              2002              2001
                                  ---------        ---------         ---------

  Loans past due over 90
   days still on accrual          $       -        $     161         $     336
  Nonaccrual loans                    2,399            4,320             3,005
  Restructured loans                     46              164                 -

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

--------------------------------------------------------------------------------
                                   (Continued)

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001
--------------------------------------------------------------------------------


NOTE  4 - REGULATORY MATTERS

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

Subsequently, on January 29, 2003, the Company entered into a written agreement with the FRB which supercedes and rescinds all previous agreements between the Company and the FRB. Among the provisions of the agreement was the continuation of the restriction on the Company's payment of dividends on its common stock without the express written consent of the FRB and the continuation of the restriction on the Company's payment of quarterly distributions on its Trust Preferred Securities without the express written consent of the FRB. Among other provisions, the agreement required the Company to retain an independent consultant to review its management, directorate and organizational structure, adopt a management plan responsive to such consultant's report, update its management succession plan in accordance with any recommendations in such consultant's report, monitor its subsidiary banks' compliance with bank policies and loan review programs, conduct formal quarterly reviews of its subsidiary Banks' allowances for loan losses, maintain sufficient capital, submit a plan to the FRB for improving consolidated earnings over a three-year period, and submit to the FRB annual projections of planned sources and uses of the Company's cash, including a plan to service its outstanding debt and trust preferred securities. The Company's compliance with the written agreement is monitored by a committee consisting of three of its outside directors. As of December 31, 2003, management believes the Company is operating in compliance with the provisions of the written agreement.

Three of the Company's subsidiaries, Citizens Deposit Bank & Trust, Bank of Germantown, and Citizens Bank (Kentucky), Inc. have entered into similar agreements with their respective primary regulators which, among other things, prohibit the payment of dividends without prior written approval and require significant changes in their credit administration policies. See Note 3 for additional information regarding Citizens Bank (Kentucky), Inc. These agreements, which require periodic reporting, will remain in force until the regulators are satisfied that the Company and the banks have fully complied with the terms of the agreement.


--------------------------------------------------------------------------------
                                   (Continued)

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001
--------------------------------------------------------------------------------


NOTE  4 - REGULATORY MATTERS (Continued)

On December 22, 2003, the Company's subsidiary Farmers Deposit Bank - Eminence, Kentucky (the Bank), was issued a Cease and Desist order (Order) by the Federal Deposit Insurance Corporation (FDIC) and the Kentucky Department of Financial Institutions (KDFI) [collectively referred to as "Supervisory Authorities"] related to activities of the bank's former president. The Order, effective January 1, 2004, requires the Bank to cease and desist from the following:

   (a) Operating with management whose policies and procedures are detrimental to the Bank and jeopardize the safety of its deposits;
   (b) Operating with an inadequate level of capital protection for the kind and quality of assets held by the Bank;
   (c) Operating with a large volume of adversely classified loans or assets and/or delinquent loans and/or non-accrual loans;
   (d) Operating with an inadequate allowance for loan and lease losses for the volume, kind and quality of loans and leases held by the Bank;
   (e) Engaging in hazardous lending and lax collection practices;
   (f) Operating with inadequate provisions for liquidity and funds management;
   (g) Operating with disregard of routine and controls policies;
   (h) Operating in such a manner as to produce operating losses; and
   (i) Violating laws and/or regulations cited in the most recent Report of Examination issued by the FDIC ("Report").

The Order also outlined a number of steps to be taken by the Bank which are designed to remedy and/or prevent the reoccurrence of the items listed in the Order. These include 1) retaining qualified management and increasing the involvement of the Bank's Board of Directors ("Board"); 2) developing and submitting to the Supervisory Authorities a capital plan that maintains the Bank's Tier I Leverage Ratio above a minimum 5.0% and increases that ratio to 8.0% by December 31, 2004; 3) restricting the payment of cash dividends; 4) requiring the Board to review the adequacy of the allowance for loan losses at least quarterly; 5) requiring the Bank to charge-off certain loans listed in the Report; 6) reviewing the system of internal loan review and system for assigning loan risk grades as well as revising the Bank's lending policies to address items of criticism contained in the Report; 7) developing written plans for reducing and/or improving the level of adversely classified loans and correcting documentation exceptions on certain loans detailed in the Report; 8) generally prohibiting additional lending to borrowers who currently have uncollected adversely classified loans; 9) submitting an annual budget to the Supervisory Authorities outlining goals and strategies for improving and sustaining the earnings of the Bank; 10) adopting and implementing a policy for operating the Bank with adequate internal controls consistent with safe and sound banking practices and developing an internal audit program to ensure the integrity of these controls; 11) adopting and implementing a liquidity and funds management policy; and 12) providing this notice to shareholders. The Bank is required to provide quarterly progress updates to the Supervisory Authorities.

--------------------------------------------------------------------------------
                                   (Continued)

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001
--------------------------------------------------------------------------------


NOTE  4 - REGULATORY MATTERS (Continued)

In accordance with the Order, the Company contributed additional capital to Farmers to ensure a 5.00% leverage ratio at December 31, 2003 (see Note 22). The Company also submitted to the Supervisory Authorities a written capital restoration plan that incrementally increases the Bank's Tier I Leverage Ratio to 5.50% at March 31, 2004; 6.00% at June 30, 2004; 7.00% at September 30, 2004
and 8.00% at December 31, 2004.


NOTE  5 - RESTRICTIONS ON CASH AND DUE FROM BANKS

Included in cash and due from banks are certain non-interest bearing deposits that are held at the Federal Reserve or maintained in vault cash in accordance with average balance requirements specified by the Federal Reserve Board of Governors. The balance requirement at December 31, 2003 and 2002 was $2.6 million and $3.3 million.


NOTE  6 -SECURITIES

Amortized cost and fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows (in thousands):

                                                   Amortized         Unrealized        Unrealized          Fair
                                                     Cost               Gains            Losses            Value

2003
   U. S. Treasury securities                     $       650         $      2         $       -         $       652
   U. S. agency securities                           106,413              573              (141)            106,845
   Obligations of states and political
     subdivisions                                      6,540              328                 -               6,868
   Mortgage-backed securities                         31,766              186              (142)             31,810
   Corporate securities                                1,439               32                 -               1,471
                                                 -----------         --------         ---------         -----------

     Total available for sale                    $   146,808         $  1,121         $    (283)        $   147,646
                                                 ===========         ========         ==========        ===========


2002
   U. S. Treasury securities                     $       399         $      8         $       -         $       407
   U. S. agency securities                           110,156            1,107                (4)            111,259
   Obligations of states and political
     subdivisions                                     17,794              827               (11)             18,610
   Mortgage-backed securities                          5,179              191                 -               5,370
   Corporate securities                                9,036               82               (66)              9,052
                                                 -----------         --------         ----------        -----------

     Total available for sale                    $   142,564         $  2,215         $     (81)        $   144,698
                                                 ===========         ========         =========         ===========

--------------------------------------------------------------------------------
                                   (Continued)

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001
--------------------------------------------------------------------------------


NOTE  6 -SECURITIES (Continued)

The amortized cost and fair value of securities at December 31, 2003 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                              Amortized                Fair
                                                 Cost                  Value
                                             -----------           -----------
                                                      (In Thousands)
Available for sale
   Due in one year or less                   $    16,089           $    16,225
   Due after one year through five years          94,551                95,070
   Due after five years through ten years          3,909                 4,036
   Due after ten years                               493                   505
   Mortgage-backed securities                     31,766                31,810
                                             -----------           -----------
     Total available for sale                $   146,808           $   147,646
                                             ===========           ===========

Proceeds from sales of securities during 2003, 2002 and 2001 were $21.9 million, $5.8 million and $15.2 million. Gross gains of $653,000, $40,000 and $351,000, and gross losses of $37,000, $113,000 and $29,000 were realized on those sales.

Securities with an approximate carrying value of $76.1 million and $79.9 million at December 31, 2003 and 2002 were pledged to secure public deposits, trust funds, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

Securities with unrealized losses at year-end 2003, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

                                    Less than 12 Months          12 Months or More                Total
                                    -------------------          -----------------                -----
                                   Fair       Unrealized       Fair        Unrealized      Fair      Unrealized
Description of Securities          Value         Loss          Value          Loss         Value        Loss
-------------------------          -----         ----          -----          ----         -----        ----

U.S. agency securities           $20,803       $(141)              -             -        $20,803       $(141)
Mortgage-backed securities        14,551        (142)              -             -         14,551        (142)
                                 -------       -----                                      -------       -----

Total temporarily impaired       $35,354       $(283)              -             -        $35,354       $(283)
                                 =======       =====                                      =======       =====

Unrealized losses on bonds have not been recognized into income because the issuer's bonds are of high credit quality, management has the intent and ability to hold for the foreseeable future, and the decline in fair value is largely due to changes in market conditions. The fair value is expected to recover as the bonds approach their maturity date and/or market conditions improve.

--------------------------------------------------------------------------------
                                   (Continued)

NOTE  7 - LOANS

Loans at year-end were as follows (in thousands):
                                                    2003               2002
                                                    ----               ----
                                                                     (Restated)

Commercial and agricultural,
  secured by real estate                       $    101,325       $    109,571
Commercial, other                                    38,063             51,347
Real estate construction                              5,414              7,318
Residential real estate                             126,134            134,271
Agricultural, other                                   3,032              4,381
Consumer and home equity                             56,216             63,534
Other                                                 1,610              2,677
                                               ------------       ------------

                                               $    331,794       $    373,099
                                               ============       ============

Certain directors and executive officers of the Banks and companies in which they have beneficial ownership, were loan customers of the Banks during 2003 and 2002. Such loans were made in the ordinary course of business at the Banks' normal credit terms and interest rates.

An analysis of the 2003 activity with respect to all director and executive officer loans is as follows (in thousands):

Balance, December 31, 2002                                        $     13,458
Additions, including loans now meeting disclosure
   requirements                                                          9,144
Amounts collected, including loans no longer meeting
   disclosure requirements                                              (8,836)
                                                                  ------------

Balance, December 31, 2003                                        $     13,766
                                                                  ============

Activity in the allowance for loan losses was as follows (in thousands):

                                                                         2003              2002              2001
                                                                         ----              ----              ----
                                                                                        (Restated)        (Restated)

Balance, beginning of year                                             $   9,698        $   7,371         $   6,617
Allowance related to acquired or disposed subsidiaries                         -                -              (266)
Loans charged off                                                        (16,513)          (7,889)           (7,803)
Recoveries                                                                   602              763               473
Provision for loan losses                                                 20,513            9,453             8,350
                                                                       ---------        ---------         ---------

Balance, end of year                                                   $  14,300        $   9,698         $   7,371
                                                                       =========        =========         =========

--------------------------------------------------------------------------------
                                   (Continued)

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001
--------------------------------------------------------------------------------


NOTE  7 - LOANS (Continued)

Impaired loans were as follows (in thousands):

                                                                         2003              2002              2001
                                                                         ----              ----              ----
                                                                                        (Restated)        (Restated)

Impaired loans at year-end with an allowance                           $  17,071        $  10,878         $   5,114
Impaired loans at year-end with no allowance                               3,849                -                 -
Amount of the allowance for loan losses allocated                          8,418            3,980             1,724
Average of impaired loans during the year                                 12,756            5,697             5,481
Interest income recognized during impairment                                 444              205               236
Cash-basis interest income recognized                                        515              189               190

Nonperforming loans at year end were as follows (in thousands):

                                                                         2003              2002              2001
                                                                         ----              ----              ----
                                                                                        (Restated)        (Restated)

  Loans past due over 90 days still on accrual                         $   4,137        $   1,238         $   5,612
  Nonaccrual loans                                                        11,958            8,197             6,302
  Restructured loans                                                         104              129               338

Nonperforming loans include some impaired loans and smaller balance homogeneous loans, such as residential mortgage and consumer loans, that are collectively evaluated for impairment. Loan impairment is reported when full payment under the loan terms is not anticipated, which can include loans that are current or less than 90 days past due.


NOTE  8 - PREMISES AND EQUIPMENT

Year-end premises and equipment were as follows (in thousands):
                                                      2003             2002
                                                      ----             ----

Land and improvements                             $    1,567        $    1,537
Buildings and leasehold improvements                   6,573             6,517
Furniture and equipment                                7,836             7,500
                                                  ----------        ----------
                                                      15,976            15,554
Less: accumulated depreciation                        (8,020)           (7,082)
                                                  ----------        ----------

                                                  $    7,956        $    8,472
                                                  ==========        ==========



--------------------------------------------------------------------------------
                                   (Continued)

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001
--------------------------------------------------------------------------------


NOTE  9 - GOODWILL

The balance of goodwill as of December 31, 2003 and 2002 was $15,816,000. Goodwill is no longer amortized starting in 2002. In 2001, $21,000 of goodwill amortization was amortized related to discontinued operations. The effect of not amortizing goodwill is summarized as follows (in thousands except per share data):

                                                                         2003              2002              2001
                                                                         ----              ----              ----
                                                                                        (Restated)        (Restated)

Reported income (loss) from continuing operations                    $    (9,617)     $    (2,207)      $     1,574
   Add back:  goodwill amortization, net of tax                                -                -               856
                                                                     -----------      -----------       -----------
   Adjusted income (loss) from continuing operations                 $    (9,617)     $    (2,207)      $     2,430
                                                                     ===========      ===========       ===========

Basic earnings per share:
   Reported income (loss) from continuing operations                 $     (1.84)     $    (0.42)       $      0.30
   Add back:  goodwill amortization, net of tax                                -               -               0.16
                                                                     -----------      -----------       -----------
   Adjusted income (loss) from continuing operations                 $     (1.84)     $    (0.42)       $      0.46
                                                                     ===========      ===========       ===========

Diluted earnings per share:
   Reported income (loss) from continuing operations                 $     (1.84)     $    (0.42)       $      0.30
   Add back: goodwill amortization, net of tax                                 -                -              0.16
                                                                     -----------      -----------       -----------
   Adjusted income (loss) from continuing operations                 $     (1.84)     $    (0.42)       $      0.46
                                                                     ===========      ===========       ===========

NOTE 10 - DEPOSITS

At December 31, 2003, the scheduled maturities of time deposits are as follows (in thousands):

           2004                                       $    106,066
           2005                                             41,806
           2006                                             10,908
           2007                                             10,917
           2008 and thereafter                               3,994
                                                      ------------

                                                      $    173,691
                                                      ============

Certain directors and executive officers of the Banks and companies, in which they have beneficial ownership, were deposit customers of the Banks during 2003 and 2002. The balance of such deposits at December 31, 2003 and 2002 were approximately $10,958,000 and $13,520,000.


--------------------------------------------------------------------------------
                                   (Continued)

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001
--------------------------------------------------------------------------------


NOTE 11 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase generally mature within one to ninety days from the transaction date. Information concerning securities sold under agreements to repurchase is summarized as follows (in thousands):

                                                    2003               2002
                                                    ----               ----

Year-end balance                               $         -         $     5,255

Average balance during the year                $     4,674         $     5,255

Average interest rate during the year                 1.08%               1.66%

Maximum month-end balance during the year      $     6,255         $     5,255

Weighted average interest rate at year-end               -                1.22%


NOTE 12 - FEDERAL HOME LOAN BANK ADVANCES

The Banks own stock of the Federal Home Loan Bank (FHLB) of Cincinnati, Ohio. This stock allows the Banks to borrow advances from the FHLB.

All advances are paid either on a monthly basis or at maturity, over remaining terms of one to nine years, with interest rates ranging from 3.66% to 6.64%. Advances are secured by the FHLB stock, certain pledged investment securities and substantially all single family first mortgage loans of the participating Banks. Scheduled principal payments due on advances during the five years subsequent to December 31, 2003 are as follows (in thousands):

           2004                               $    1,082
           2005                                      723
           2006                                      761
           2007                                      801
           2008                                      842
           Thereafter                              6,496
                                              ----------

                                              $   10,705
                                              ==========

--------------------------------------------------------------------------------
                                   (Continued)

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001
--------------------------------------------------------------------------------


NOTE 13 - NOTES PAYABLE AND OTHER BORROWED FUNDS

In 2001, the Company entered into a promissory note with a commercial bank which is secured by Boone County Bank common stock. During 2003 the note was renewed for a period of one year. The interest rate is prime rate plus 1.00%. Accrued interest is due quarterly along with quarterly principal payments of $150,000 that began on September 27, 2003. Any remaining unpaid principal is due at maturity on April 27, 2004. The outstanding balance at December 31, 2003 was $1.4 million and the interest rate was 5.00%.

The Company previously had a line of credit with a commercial bank of $20 million. During 2002, the line of credit expired, and the Company now has a note payable with the same commercial bank. The collateral for the note is the common stock of all of the Company's subsidiary banks except for Boone County Bank and a second lien on the common stock of Boone County Bank. The interest rate is prime rate plus 1.00% and the note matures on October 15, 2004. The Company was in violation of certain financial covenants regarding its non-performing loan ratio and subsidiary bank capitalization at December 31, 2003. The Company obtained a waiver for these covenant violations. Accrued interest and principal payments of $300,000 are due each quarter with the remaining principal and accrued interest due at maturity. The outstanding balance at December 31, 2003 was $4.8 million and the interest rate was 5.00%.

In addition to the notes with commercial banks described above, during 2002, the Company also entered into notes payable with the Company's Chairman of the Board and President. Due to the restriction on the Company to pay its Trust Preferred distributions as discussed in Note 14, the Company reached an agreement with the FRB whereby the Company's Chairman of the Board, who is also the Company's largest shareholder, agreed to loan the Company the amount of the distribution, $701,000, so that the Company, with the FRB's approval, could make their second quarter 2002 distribution. A similar agreement was reached with the FRB for the payment of the distribution due for the third quarter 2002. The Company's President, who is also a director, agreed to loan the Company the amount of the distribution, $701,000. Thus, the balance of notes payable at December 31, 2003, was $1,402,000. Both loans are unsecured at a zero percent interest rate with no defined maturity date. The loans cannot be repaid without the prior approval of the FRB.


--------------------------------------------------------------------------------
                                   (Continued)

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001
--------------------------------------------------------------------------------


NOTE 14 - GUARANTEED JUNIOR SUBORDINATED INTEREST DEBENTURES

On June 9, 1997, PFBI Capital Trust (Trust), a statutory business trust created under Delaware law, issued $28,750,000 of 9.750% Preferred Securities ("Preferred Securities" or "Trust Preferred Securities") with a stated value and liquidation preference of $25 per share. The Trust's obligations under the Preferred Securities issued are fully and unconditionally guaranteed by the Company. The proceeds from the sale of the Preferred Securities of the Trust, as well as the proceeds from the issuance of common securities to the Company, were utilized by the Trust to invest in $29,639,000 of 9.750% Junior Subordinated Deferrable Interest Debentures (the "Debentures") of the Company. The Debentures, which mature on June 30, 2027 are unsecured obligations and rank subordinate and junior to the right of payment to all senior indebtedness, liabilities and obligations of the Company. The Debentures represent the sole assets of the Trust. Distributions on the Preferred Securities are payable at an annual rate of 9.750% of the stated liquidation amount of $25 per Preferred Security, payable quarterly. Cash distributions on the Preferred Securities are made to the extent interest on the Debentures is received by the Trust. In the event of certain changes or amendments to regulatory requirements or federal tax rules, the Debentures are redeemable in whole. Otherwise, the Debentures are generally redeemable by the Company in whole or in part on or after June 30, 2002 at 100% of the liquidation amount. Proceeds from any redemption of the Debentures would cause a mandatory redemption of the Preferred Securities and the common securities having an aggregate liquidation amount equal to the principal amount of the Debentures redeemed. Debt issuance costs of $1,478,000 have been capitalized by the Trust and are being amortized.

Prior to 2003, the Trust was consolidated in the Company's financial statements, with the Trust Preferred Securities issued by the Trust reported in liabilities as "guaranteed preferred beneficial interests in Company's debentures" and the subordinated debentures eliminated in consolidation. New accounting guidance, FASB Interpretation No. 46, as revised in December 2003, requires that subsidiaries defined as variable interest entities be consolidated by the enterprise that will absorb the majority of the entities expected losses if they occur, receive a majority of the variable interest entities residual returns if they occur, or both. The Company determined that the Trust meets the definition of a variable interest entity and that the Company is not the primary beneficiary of the Trust's activities. Accordingly, as of December 31, 2003, the Trust is no longer consolidated with the Company. As permitted, prior periods have been restated to be comparable. The Company does not report the Preferred Securities issued by the Trust as liabilities, and instead reports as liabilities the Debentures issued by the Company and held by the Trust, as these are no longer eliminated in consolidation. The amounts previously reported as "guaranteed preferred beneficial interests in Company's debenture" in liabilities have been recaptioned "Guaranteed junior subordinated interest debentures " and continue to be presented in liabilities on the balance sheet. The deconsolidation of the Trust increased the Company's balance sheet by $796,000 at December 31, 2003 and $889,000 at December 31, 2002, the difference representing the Company's

--------------------------------------------------------------------------------
                                   (Continued)

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001
--------------------------------------------------------------------------------


NOTE  14 - GUARANTEED JUNIOR SUBORDINATED INTEREST
                DEBENTURES (Continued)

common ownership in the Trust. The deconsolidation has no impact on the Company's liquidity position since it continues to be obligated to repay the Debentures held by the Trust and guarantees repayment of the Preferred Securities issued by the Trust.

A portion of the Preferred Securities issued by the Trust qualify as Tier 1 capital for the Company under the Federal Reserve Board's regulatory framework. The Federal Reserve Board is currently evaluating whether trust preferred securities will continue to qualify as Tier 1 capital due to deconsolidation of the related trust preferred entity. If the Federal Reserve Board disqualifies the Trust Preferred Securities as Tier 1 capital, the effect of such a change could have a material impact on the Company's regulatory capital ratios.

As previously disclosed, pursuant to an agreement entered into with the Federal Reserve Bank (FRB) described in Note 4 the Company is required to request approval for the payment of distributions due on the Debentures and Trust Preferred Securities. As part of a Debt Reduction and Profitability plan presented on January 6, 2003, the Company requested and received approval from the FRB to redeem $3,000,000 of the $28,750,000 outstanding Debentures and Trust Preferred Securities. Thus, on February 24, 2003, the Company announced its plans to redeem $3,000,000 (120,000 shares) of the 9.75% Trust Preferred Securities as of March 31, 2003. The FRB denied the Company's requests to make further distributions on the remaining Debentures and Trust Preferred Securities.

Premier exercised its right to defer the payment of interest on the 9.75% Trust Preferred Securities for the quarter ending December 31, 2002 and all subsequent quarters through March 31, 2004, and for an indefinite period, which can be no longer than 20 consecutive quarterly periods. These and any future deferred distributions accrue interest at an annual rate of 9.75% which will be paid when the deferred distributions are ultimately paid. Management of Premier does not expect to resume payments on the Debentures or the Trust Preferred Securities until the Federal Reserve Bank of Cleveland determines that Premier has achieved adequate and sustained levels of profitability to support such payments and approves such payments.


--------------------------------------------------------------------------------
                                   (Continued)

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001
--------------------------------------------------------------------------------


NOTE  15 - INCOME TAXES

The components of the provision (benefit) for income taxes are as follows (in thousands):

                                             2003         2002          2001
                                             ----         ----          ----
                                                       (Restated)    (Restated)

Current                                   $ (3,589)     $  (193)      $  4,269
Deferred                                    (1,693)      (1,329)        (1,284)
                                          --------      -------       --------
                                          $ (5,282)     $ 1,522)      $  2,985
                                          ========      =======       ========

The Company's deferred tax assets and liabilities at December 31 are shown below (in thousands). No valuation allowance for the realization of deferred tax assets is considered necessary.

                                                      2003             2002
                                                      ----             ----
                                                                     (Restated)
Deferred tax assets
   Allowance for loan losses                       $   4,862         $   4,495
   Net operating loss carryforward                     1,486                 -
   AMT credit carryforward                               469                 -
   Write-downs of other real estate owned                126               432
   Other                                                  95               240
                                                   ---------         ---------
     Total deferred tax assets                         7,038             5,167

Deferred tax liabilities
   Depreciation                                    $     232         $     274
   Federal Home Loan Bank dividends                      201               418
   Unrealized gain on investment securities              284               726
   Amortization of intangibles                           979               638
   Other                                                 145                49
                                                   ---------         ---------
       Total deferred tax liabilities                  1,841             2,105
                                                   ---------         ---------

Net deferred tax asset, included in other assets   $   5,197         $   3,062
                                                   =========         =========

--------------------------------------------------------------------------------
                                   (Continued)

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001
--------------------------------------------------------------------------------


NOTE  15 - INCOME TAXES (Continued)

An analysis of the differences between the effective tax rates and the statutory U.S. federal income tax rate is as follows (in thousands):

                                                  2003                        2002                      2001
                                                  ----                        ----                      ----
                                                                           (Restated)                (Restated)

U. S. federal income tax rate             $  (5,066)   (34.0)%       $ (1,268)   (34.0)%       $   1,549    34.0%

Changes from the statutory rate
   Tax-exempt investment income                (221)    (1.5)            (304)    (8.2)             (382)   (8.4)
   Non-deductible interest expense
     related to carrying tax-exempt
     investments                                 11      0.1               38      1.0                58     1.3
   Tax credits                                  (71)    (0.5)             (71)    (1.9)              (71)   (1.6)
   Goodwill amortization and
     disposal                                     -      -                  -      -               1,754    38.5
   Other                                         65      0.4               83      2.3                77     1.7
                                          ---------    -----         --------    -----         ---------    ----

                                          $  (5,282)   (35.5)%       $ (1,522)   (40.8)%       $   2,985    65.5%
                                          ==========   =====         ========    ======        =========    ====


NOTE  16 - EMPLOYEE BENEFIT PLANS

The Company has qualified profit sharing plans that cover substantially all employees. Contributions to the plans consist of a Company match and additional amounts at the discretion of the Company's Board of Directors. Total contributions to the plans were $197,000, $177,000 and $264,000 in 2003, 2002 and 2001.

The Company also maintains Employee Stock Ownership incentive Plans (the Plans) whereby certain employees of the Company are eligible to receive incentive stock options. The Plans are accounted for in accordance with Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Pursuant to the Plans, a maximum of 600,000 shares of the Company's common stock may be issued through the exercise of these incentive stock options. The option price is the fair market value of the Company's shares at the date of the grant. The options are exercisable ten years from the date of grant.


--------------------------------------------------------------------------------
                                   (Continued)

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001
--------------------------------------------------------------------------------


NOTE  16 - EMPLOYEE BENEFIT PLANS (Continued)

A summary of the Company's stock option activity is as follows:


                                          ---------2003---------   ---------2002---------    ----------2001----------
                                                       Weighted                 Weighted                   Weighted
                                                        Average                  Average                    Average
                                                       Exercise                 Exercise                   Exercise
                                            Options      Price       Options      Price       Options        Price

Outstanding at beginning of year             35,000     $ 14.03       62,000     $ 13.71       62,000      $ 13.71
Grants                                       28,650        7.96            -           -            -            -
Forfeitures                                  (8,200)      11.08      (27,000)      13.30            -            -
                                          ---------                ---------                 --------

Outstanding at year end                      55,450     $ 11.33       35,000     $ 14.03       62,000      $ 13.71
                                          =========                =========                 ========

Exercisable at year end                      32,000     $ 13.80       35,000     $ 14.03       62,000      $ 13.71
Weighted average remaining life                 5.7                      4.4                      5.3

Weighted average fair value of
    options granted during the year           $3.30                        -                        -

Exercise prices for options outstanding at December 31, 2003, ranged from $7.96 to $16.50 while exercise prices for those exercisable at December 31, 2003, ranged from $12.38 to $16.50.


NOTE  17 - RELATED PARTY TRANSACTIONS

During 2003, 2002, and 2001, the Company paid approximately $272,000, $373,000, and $377,000 for printing, supplies, furniture, and equipment to a company affiliated by common ownership. The Company also paid this affiliate approximately $892,000, $1,200,000, and $1,005,000 in 2003, 2002, and 2001 to
permit the Company's employees to participate in its employee medical benefit plan.

During 2003 and 2002, the Company paid approximately $51,000 and $17,000 to lease its headquarters facility at 2883 Fifth Avenue, Huntington, West Virginia from River City Properties, LLC, an entity 28.6% owned by Chairman of the Board of Directors Marshall T. Reynolds and Director Charles R. Hooten, Jr.

--------------------------------------------------------------------------------
                                   (Continued)

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001
--------------------------------------------------------------------------------


NOTE  18 - EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the earnings per common share and earnings per common share assuming dilution computations for 2003, 2002 and 2001 is presented below (in thousands, except per share data):

                                                                          2003              2002             2001
                                                                          ----              ----             ----
                                                                                        (Restated)        (Restated)
Basic earnings per share from continuing operations
   Income (loss) available to common stockholders                     $   (9,617)       $  (2,207)        $   1,574
   Weighted average common shares outstanding                              5,232            5,232             5,232
                                                                      ----------        ---------         ---------
   Earnings (loss) per share                                          $    (1.84)       $   (0.42)        $    0.30
                                                                      ===========       =========         =========

Diluted earnings per share from continuing operations
   Income (loss) available to common stockholders                     $   (9,617)       $  (2,207)        $   1,574
   Weighted average common shares outstanding                              5,232            5,232             5,232
   Add dilutive effects of assumed exercise
     of stock options                                                          -                -                 -
                                                                      ----------        ---------         ---------

   Weighted average common and dilutive
     potential common shares outstanding                                   5,232            5,232             5,232
                                                                      ----------        ---------         ---------
   Earnings (loss) per share assuming dilution                        $    (1.84)       $   (0.42)        $    0.30
                                                                      ===========       =========         =========

Basic earnings per share
   Income (loss) available to common stockholders                     $   (9,697)       $  (3,337)        $   1,194
   Weighted average common shares outstanding                              5,232            5,232             5,232
                                                                      ----------        ---------         ---------
   Earnings per share                                                 $    (1.85)       $   (0.64)        $    0.23
                                                                      ===========       =========         =========

Diluted earnings per share
   Income (loss) available to common stockholders                     $   (9,697)       $  (3,337)        $   1,194
   Weighted average common shares outstanding                              5,232            5,232             5,232
   Add dilutive effects of assumed exercise
     of stock options                                                          -                -                 -
                                                                      ----------        ---------         ---------

   Weighted average common and dilutive
     potential common shares outstanding                                   5,232            5,232             5,232
                                                                      ----------        ---------         ---------
   Earnings per share assuming dilution                               $    (1.85)       $   (0.64)        $    0.23
                                                                      ===========       =========         =========

Stock options for 55,450 shares of common stock for 2003, 35,000 for 2002, and 62,000 shares for 2001 were not included in the computation of earnings per share assuming dilution because their impact was anti-dilutive.


--------------------------------------------------------------------------------
                                   (Continued)

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001
--------------------------------------------------------------------------------


NOTE  19 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values of the Company's financial instruments at year-end are as follows (in thousands):

                                            --------------2003-------------         -------------2002--------------
                                               Carrying              Fair             Carrying             Fair
                                                Amount               Value             Amount              Value
                                                                                     (Restated)         (Restated)
Financial assets
  Cash and due from banks                   $    16,422         $    16,422         $    14,334         $    14,334
  Federal funds sold                             17,051              17,051              24,747              24,747
  Securities available for sale                 147,646             147,646             144,698             144,698
  Loans, net                                    317,494             317,978             363,401             364,183
  Federal Home Loan Bank and
    Federal Reserve Bank stock                    2,490               2,490               3,817               3,817
  Interest receivable                             3,448               3,448               5,264               5,264

Financial liabilities
  Deposits                                  $  (455,474)        $  (457,415)        $  (477,724)        $  (487,855)
  Securities sold under agreements
    to repurchase                                     -                   -              (5,255)             (5,255)
  Federal Home Loan Bank advances               (10,705)            (11,833)            (18,243)            (19,414)
  Other borrowed funds                           (6,200)             (6,200)             (7,700)             (7,700)
  Notes payable                                  (1,402)             (1,335)             (1,402)             (1,345)
  Guaranteed junior subordinated
    interest debentures                         (26,546)            (27,130)            (29,639)            (26,203)
  Interest payable                               (3,902)             (3,902)             (1,555)             (1,555)

Carrying amount is the estimated fair value for cash and cash equivalents, Federal Home Loan Bank and Federal Reserve Bank stock, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully. Security fair values are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the security and information about the issuer. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values. Fair value of debt is based on current rates for similar financing. The fair value of commitments to extend credit and standby letters of credit is not considered material.


--------------------------------------------------------------------------------
                                   (Continued)

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001
--------------------------------------------------------------------------------


NOTE  20 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

At December 31, 2003 and 2002, the Banks had the following financial instruments whose approximate contract amounts represent credit risk (in thousands):

                                                 2003                2002
                                                 ----                ----

Standby letters of credit                    $       671         $       639

Commitments to extend credit:
    Fixed                                    $     4,988         $     7,122
    Variable                                      13,284              14,882

Standby letters of credit represent conditional commitments issued by the Banks to guarantee the performance of a third party. The credit risk involved in issuing these letters of credit is essentially the same as the risk involved in extending loans to customers. Collateral held varies but primarily includes real estate and certificates of deposit. Some letters of credit are unsecured.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Outstanding commitments are at current market rates. Fixed rate loan commitments have interest rates ranging from 3.5% to 18.0%. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Banks evaluate each customer's creditworthiness on a case-by-case basis. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Collateral held varies but may include accounts receivable, inventory, property and equipment, and income producing properties.


--------------------------------------------------------------------------------
                                   (Continued)

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001
--------------------------------------------------------------------------------


NOTE  21 - LEGAL PROCEEDINGS

Legal proceedings involving the Company and its subsidiaries periodically arise in the ordinary course of business, including claims by debtors and their related interests against the Company's subsidiaries following initial collection proceedings. These legal proceedings sometimes can involve claims for substantial damages. At December 31, 2003, management is unaware of any legal proceedings for which the expected outcome would have a material adverse effect upon the consolidated financial statements of the Company.

NOTE  22 - STOCKHOLDERS' EQUITY

The Company's principal source of funds for dividend payments is dividends received from the subsidiary Banks. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year's net profits, as defined, combined with the retained net profits of the preceding two years, subject to the capital requirements and additional restrictions as discussed below. During 2004, the Banks could, without prior approval, declare dividends of approximately $1.4 million plus any 2004 net profits retained to the date of the dividend declaration.

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

These quantitative measures established by regulation to ensure capital adequacy require the Company and Banks to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2003, the Company and the Banks meet all quantitative capital adequacy requirements to which they are subject.


--------------------------------------------------------------------------------
                                   (Continued)

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001
--------------------------------------------------------------------------------


NOTE  22 - STOCKHOLDERS' EQUITY (Continued)

The capital amounts and classifications are also subject to qualitative judgments by the regulators. As a result of these qualitative judgments, the Company and four of the Company's subsidiaries have entered into agreements with the applicable regulatory authorities which provide for additional restrictions on their respective capital levels and the payment of dividends. See Note 3 for further discussion of the discontinued operation of Citizens Bank. The Company entered into an agreement with the Federal Reserve Bank (FRB), as discussed in
Note 4, restricting the Company from declaring or paying dividends without prior approval from the FRB. An additional provision of this agreement requires prior approval from the FRB before the Company increases its borrowings or incurs any debt. This agreement is in effect until terminated by the FRB.

Citizens Deposit Bank (Citizens Deposit) entered into a Written Agreement with the FRB on September 29, 2000 restricting Citizens from declaring or paying dividends without prior approval. This agreement is in effect until terminated by the FRB. Citizens Deposit's Tier I capital to average assets was 12.3% at December 31, 2003.

Bank of Germantown (Germantown) entered into an agreement with the Kentucky Department of Financial Institutions (KDFI) and the Federal Deposit Insurance Corporation (FDIC) on June 13, 2000 restricting Germantown from declaring or paying dividends, without prior approval, if its Tier I capital to average assets falls below 8%. This agreement is in effect until terminated by the KDFI and FDIC. Germantown's Tier I capital to average assets was 8.6% at December 31, 2003.

Effective January 1, 2004, Farmers Deposit Bank (Farmers Deposit) was issued a C&D order by the FDIC and KDFI restricting Farmers Deposit from declaring or paying dividends, without prior approval, if its Tier I capital to average assets falls below 8.00%. The order also required Farmers Deposit to maintain a minimum 5.0% Tier I capital to average assets ratio and submit a written capital restoration plan to increase the ratio to 8.0% by December 31, 2004. This order is in effect until terminated by the KDFI and FDIC. Farmers Deposit's Tier I capital to average assets was 5.1% at December 31, 2003.

As of December 31, 2003, the most recent notification from the Federal Reserve Bank categorized the Company and its subsidiary banks as well capitalized under the regulatory framework for prompt corrective action with the exception of Farmers Deposit, which meets the criteria to be adequately capitalized. To be categorized as well capitalized, the Company must maintain minimum Total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Company's category.


--------------------------------------------------------------------------------
                                   (Continued)

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001
--------------------------------------------------------------------------------


NOTE  22 - STOCKHOLDERS' EQUITY (Continued)

The Company's and the four largest subsidiary Banks' capital amounts and ratios as of December 31, 2003 and 2002 are presented in the table below (in thousands):

                                                                                               To Be Well Capitalized
                                                                            For Capital        Under Prompt Corrective
                                                       Actual            Adequacy Purposes        Action Provisions
                    2003                          Amount      Ratio       Amount       Ratio      Amount       Ratio
                    ----
Total Capital (to Risk-Weighted Assets):
   Consolidated                                  $  55,107     14.8%     $  29,719      8%       $  37,149     10%
   Boone County Bank                                14,576     19.0          6,153      8            7,691     10
   Farmers Deposit Bank                              6,423      9.4          5,458      8            6,822     10
   Citizens Deposit Bank                            11,622     21.2          4,392      8            5,491     10
   First Central Bank                                7,653     13.9          4,410      8            5,513     10

Tier I Capital (to Risk-Weighted Assets):
   Consolidated                                  $  39,520     10.6%     $  14,860      4%       $  22,289      6%
   Boone County Bank                                13,680     17.8          3,076      4            4,614      6
   Farmers Deposit Bank                              5,477      8.0          2,729      4            4,093      6
   Citizens Deposit Bank                            10,914     19.9          2,196      4            3,294      6
   First Central Bank                                6,975     12.7          2,205      4            3,308      6

Tier I Capital (to Average Assets):
   Consolidated                                  $  39,520      6.4%     $  24,638      4%       $  30,797      5%
   Boone County Bank                                13,680      9.0          6,106      4            7,632      5
   Farmers Deposit Bank                              5,477      5.1          4,289      4            5,361      5
   Citizens Deposit Bank                            10,914     12.3          3,560      4            4,450      5
   First Central Bank                                6,975      8.4          3,304      4            4,130      5

                    2002
Total Capital (to Risk-Weighted Assets):
   Consolidated (restated)                       $  72,724     16.9%     $  34,484      8%       $  43,105     10%
   Boone County Bank                                15,635     17.6          7,112      8            8,890     10
   Farmers Deposit Bank (restated)                  13,592     13.3          8,170      8           10,213     10
   Citizens Deposit Bank                            10,766     16.7          5,167      8            6,458     10
   First Central Bank                                7,436     14.3          4,162      8            5,202     10

Tier I Capital (to Risk-Weighted Assets):
   Consolidated (restated)                       $  56,697     13.2%     $  17,242      4%       $  25,863      6%
   Boone County Bank                                14,556     16.4          3,556      4            5,334      6
   Farmers Deposit Bank (restated)                  12,310     12.0          4,085      4            6,128      6
   Citizens Deposit Bank                             9,932     15.4          2,583      4            3,875      6
   First Central Bank                                6,785     13.0          2,081      4            3,121      6

Tier I Capital (to Average Assets):
   Consolidated (restated)                       $  56,697      8.5%     $  26,668      4%       $  33,335      5%
   Boone County Bank                                14,556      9.5          6,102      4            7,628      5
   Farmers Deposit Bank (restated)                  12,310      8.7          5,647      4            7,059      5
   Citizens Deposit Bank                             9,932     10.9          3,662      4            4,577      5
   First Central Bank                                6,785      8.0          3,390      4            4,238      5

--------------------------------------------------------------------------------
                                   (Continued)

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001
--------------------------------------------------------------------------------


NOTE  23 - PARENT COMPANY FINANCIAL STATEMENTS

                            Condensed Balance Sheets
                                   December 31
                                                             (In Thousands)
                                                           2003          2002
                                                           ----          ----
                                                                      (Restated)
ASSETS
Cash                                                    $   3,568     $   7,961
Investment in subsidiaries of continuing operations        70,248        77,987
Investment in subsidiary of discontinued operations         7,767         7,880
Securities available for sale                                   -             -
Premises and equipment                                        956         1,049
Real estate acquired through foreclosure                        -           225
Other assets                                                1,097         1,241
                                                        ---------     ---------

Total assets                                            $  83,636     $  96,343
                                                        =========     =========


LIABILITIES AND STOCKHOLDERS' EQUITY
Other liabilities                                       $   3,948     $   1,478
Notes payable                                               1,402         1,402
Subordinated debentures issued to trust                    26,546        29,639
Other borrowed funds                                        6,200         7,700
                                                        ---------     ---------
   Total liabilities                                       38,096        40,219

Stockholders' equity
   Preferred stock                                              -             -
   Common stock                                             1,103         1,103
   Surplus                                                 43,445        43,445
   Retained earnings                                          311        10,008
   Accumulated other comprehensive income                     681         1,568
                                                       ----------     ---------
       Total stockholders' equity                          45,540        56,124
                                                       ----------     ---------

Total liabilities and stockholders' equity             $   83,636     $  96,343
                                                       ==========     =========


--------------------------------------------------------------------------------
                                   (Continued)

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001
--------------------------------------------------------------------------------


NOTE  23 - PARENT COMPANY FINANCIAL STATEMENTS (Continued)

                       Condensed Statements of Operations
                             Years Ended December 31

                                                        (In Thousands)
                                                 2003        2002        2001
                                                 ----        ----        ----
                                                          (Restated)  (Restated)

Income
   Dividends from continuing subsidiaries      $  7,853    $  8,025    $ 10,038
   Interest and dividend income                      14           -          58
   Other income                                     472           5          70
                                               --------    --------    --------
     Total income                                 8,339       8,030      10,166

Expenses
   Interest expense                               3,121       3,313       4,137
   Salaries and employee benefits                   597         552         914
   Other expenses                                   969       1,226         852
                                               --------    --------    --------
     Total expenses                               4,687       5,091       5,903

Income (loss) from continuing operations
   before income taxes and equity in
   undistributed income of subsidiaries           3,652       2,939       4,263

Income tax expense (benefit)                     (1,631)     (1,729)     (1,976)
                                               --------    --------    --------

Income (loss) from continuing operations
   before equity in undistributed income
   of subsidiaries                                5,283       4,668       6,239

Equity in undistributed income of
   subsidiaries continuing in operation         (14,900)     (6,875)     (4,665)
                                               --------    --------    --------

Net income (loss) from continuing operations     (9,617)     (2,207)      1,574
Net (loss) from discontinued operations             (80)     (1,130)       (380)
                                               --------    --------    --------

Net (loss) income                              $ (9,697)   $ (3,337)   $  1,194
                                               ========    ========    ========





--------------------------------------------------------------------------------
                                   (Continued)

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001
--------------------------------------------------------------------------------


NOTE  23 - PARENT COMPANY FINANCIAL STATEMENTS (Continued)

                       Condensed Statements of Cash Flows
                             Years Ended December 31

                                                                 (In Thousands)
                                                           2003        2002        2001
                                                           ----        ----        ----
                                                                    (Restated)  (Restated)

Cash flows from operating activities
   Net income (loss) from continuing operations         $ (9,617)   $ (2,207)   $  1,574
   Adjustments to reconcile net (loss) income to
     net cash from operating activities
       Depreciation                                           71          83          83
       Write-down of other real estate owned                   -         155           -
       Securities (gains) losses, net                          -           1         (60)
       (Gains) losses from sales of assets                    21           -           -
       Equity in undistributed income of subsidiaries
         continuing in operation                          14,900       6,875       4,665
       Dividend from discontinued operation                    -           -         500
       Change in other assets                                144         106         139
       Change in other liabilities                         2,470       1,151        (999)
                                                        --------    --------    --------
         Net cash from operating activities                7,989       6,164       5,902

Cash flows from investing activities
   Capital contributed to subsidiaries
     continuing in operation                              (8,108)       (128)       (880)
   Proceeds from liquidation of subsidiary                     -       5,160           -
   Proceeds from sale of securities                            -           4       2,060
   Purchase of premises and equipment                        (52)       (284)
   Proceeds from sales of assets                             221           -          96
                                                        --------    --------    --------
     Net cash from investing activities                   (7,882)      4,984         992
Cash flows from financing activities
   Proceeds from notes payable                                 -       1,402           -
   Early redemption of subordinated note                  (3,000)          -           -
   Payments of other borrowed funds                       (1,500)     (5,300)     (7,000)
                                                        --------    --------    --------
     Net cash from financing activities                   (4,500)     (3,898)     (7,000)

Net change in cash and cash equivalents                   (4,393)      7,250        (106)

Cash and cash equivalents at beginning of year             7,961         711         817
                                                        --------    --------    --------

Cash and cash equivalents at end of year                $  3,568    $  7,961    $    711
                                                        ========    ========    ========


--------------------------------------------------------------------------------
                                   (Continued)

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001
--------------------------------------------------------------------------------


NOTE  23 - PARENT COMPANY FINANCIAL STATEMENTS (Continued)

The ability of the Company to fund its normal operating expenses, debt service requirements and subsidiary capital needs is dependent on its ability to raise cash through dividends from subsidiaries or sale of assets. As further discussed in Note 4, the Company's ability to obtain cash dividends from four of its subsidiary banks is limited by formal regulatory agreement. Also as further described in Note 4, as a result of the Order issued to the Farmers Deposit Bank subsidiary, the Company has submitted a written capital restoration plan to meet certain increasing regulatory capital ratio thresholds by contributing additional capital to the bank as needed. Management plans for funding the additional capital contributions and other cash requirements consider projected dividends received in the normal course of business, special return of capital dividends that may require regulatory approval, and the cash expected to be received from sale of the operating subsidiary discussed in Note 3. This sale, which is subject to regulatory approval, is anticipated to close in mid-year, 2004. Should this sale not occur as planned, management intends to seek another buyer.

NOTE  24 - QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                                   Earnings (Loss) per Share
                                          From Continuing Operations               on Continuing Operations
                                 Interest       Net Interest           Net        --------------------------
                                  Income           Income            Income        Basic       Fully Diluted
                                -----------     ----------        ----------      -------      -------------
2003
    First Quarter (1)           $     8,606     $    5,101        $     (365)     $ (0.07)       $   (0.07)
    Second Quarter (1)                8,178          4,930            (6,779)       (1.30)           (1.30)
    Third Quarter (1)                 7,665          4,671            (1,877)       (0.36)           (0.36)
    Fourth Quarter                    7,280          4,480              (596)       (0.11)           (0.11)

2002
    First Quarter (1)           $     9,821     $    5,049        $      481      $  0.09        $    0.09
    Second Quarter (1)                9,773          5,295            (1,019)       (0.19)           (0.19)
    Third Quarter (1)                 9,486          5,235            (1,032)       (0.20)           (0.20)
    Fourth Quarter (1)                9,223          5,259              (637)       (0.12)           (0.12)

(1) Amounts have been restated for the effect of items discussed in Note 2.

In 2003, interest income, net interest income and net income were all negatively impacted in all four quarters by the financial results of Farmers Deposit Bank. This included lower interest income and sharply higher provisions for loan losses due to loans charged-off and lower interest income from loans placed on non-accrual status.

In 2002, net income as restated was impacted in the second, third and fourth quarters due to higher provisions for loan losses related to loans at Farmers Deposit Bank and Citizen's Deposit Bank. Interest income in the third and fourth quarters was negatively impacted due to a declining interest rate environment. These declines did not carry through to net interest income as they were offset by similar declines in interest expense.

--------------------------------------------------------------------------------

                                    PART III


Item 9.  Changes In and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
         Financial Disclosure
         --------------------

         There have been no changes in or disagreements with accountants on accounting or financial disclosure matters.

Item 9A.  Controls and Procedures

        Premier management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-15c as of the end of the period covered by this annual report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion.

          "Internal controls" are procedures, which are designed with the objective of providing reasonable assurance that (1) transactions are properly authorized; (2) assets are safeguarded against unauthorized or improper use; and
(3) transactions are properly recorded and reported, all so as to permit the preparation of reports and financial statements in conformity with generally accepted accounting principles. Premier management uses the financial reports of its subsidiaries to make decisions about the allocation of the Company's resources, to implement strategies to improve the Company's performance, and to prepare the consolidated financial statements of the Company for its shareholders and regulatory authorities. However, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their cost. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls is also based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Finally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

        It is this "management override of controls" that led to the significant charge-offs and provisions for loan losses at Farmers Deposit in 2003 and the financial statement restatement for years 2002 and 2001. Premier's policies and procedures related to the evaluation of a borrower's creditworthiness prior to making or renewing a loan, the reporting of new loan activity and delinquent loans to the bank's board of directors, and the guidelines for assessing the credit risk of existing loans were overridden by local management. The systematic disregard for these controls was sophisticated enough to avoid detection during routine reviews of that bank's records as directed by the Company and the regulatory authorities of the banking industry.

        Premier management is in the process of implementing corrective action to remedy the deficiencies identified at Farmers Deposit. In addition to the steps identified in the cease and desist order of the FDIC and KDFI, Premier has

        *  hired a new President and CEO of Farmers Deposit who has experience restoring troubled banks to safe and sound banking practices,
        *  hired a Chief Financial Officer for the bank, a new position, to segregate the lending and accounting functions of the bank,
        * formed a collections department to pursue delinquent borrowers and, when possible, to collect on loans previously charged-off, and
        * begun using system generated reports to the bank's board of directors rather than manually generated reports whenever possible.

        Premier management is also in the process of implementing additional processes and procedures throughout its network of banking subsidiaries in an effort to minimize the likelihood that improper management overrides go undetected. These include:

        * hiring a credit analyst at the holding company level to review all loan requests over $400,000,
        * forming loan approval committees made up of the bank presidents and the President and Director of Risk Management of Premier to review all loan requests over $750,000,
        * incorporating "whistleblower" provisions into the employee code of ethics and conduct,
        * dispatching members of the Audit Committee of the Company's board of directors, at their request, to conduct employee meetings emphasizing the importance of each employee's responsibilities in maintaining the financial integrity of the Company's books and records, that overriding of internal controls will not be tolerated, and the employees' obligation to report improprieties to senior management or the Audit Committee in accordance with the employee code of ethics,
        * hiring an internal auditor at the holding company level to, among other duties assigned, conduct various tests for data integrity and compliance with internal control procedures, and
        * evaluating the internal audit program to incorporate tests designed to specifically detect the abuses uncovered during the Farmers Deposit investigation.

        Other than the steps identified above, which are in various stages of implementation, there were no changes in internal controls over financial reporting during the fourth fiscal quarter that have materially affected or are reasonably likely to materially affect Premier's internal controls over financial reporting.


Item 10, 11, 12, 13 and 14.  Directors and Executive Officers of the Registrant;
----------------------------------------------------------------------------
         Executive Compensation; Security Ownership of Certain Beneficial Owners
         -----------------------------------------------------------------------
         and Management; Certain Relationships and Related Transactions; and
         -------------------------------------------------------------------
         Principal Accountant Fees and Services
         ------------------------------------------------------------------

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

       2.  List of Exhibits:

           The following is a list of exhibits required by Item 601 of Regulation S-K and by paragraph (c) of this Item 14.

           Exhibit
           Number                Description of Document
           -------               -----------------------
              2.1                Stock Purchase Agreement dated February 13, 2004 among Citizens Bank (Kentucky), Inc.,
                                 Premier Financial Bancorp, Inc. and Farmers Capital Bank Corporation is incorporated herein by reference to Form 8-K filed by Registrant on February 19, 2004.

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

             10.4                Premier Financial Bancorp, Inc. written agreement with the Federal Reserve Bank of Cleveland dated January 29, 2003.

             14.1                Premier Financial Bancorp, Inc. Code of Ethics for the Chief Executive Officer, Chief Financial
                                 Officer and Chief Accounting Officer.

             14.2                Premier Financial Bancorp, Inc. Code of Business Conduct and Ethics.

             21                  Subsidiaries of registrant

             31.1                Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act
                                 of 2002 - Robert W. Walker

             31.2                Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act
                                 of 2002 - Brien M. Chase

             32                  Robert W. Walker and Brien M. Chase Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002.


(b) Reports on Form 8-K

        On November 10, 2003, an 8-K was filed in connection with Premier's press release regarding its financial results for the nine months and quarter ended September 30, 2003.

        On December 15, 2003, an 8-K was filed in connection with Premier's press release announcing that it was deferring the quarterly payment on its Trust Preferred Securities scheduled for December 31, 2003.

        On December 24, 2003, an 8-K was filed in connection with Premier's press release announcing that Farmers Deposit Bank, Eminence, Kentucky, a wholly owned subsidiary of Premier, had consented to the issuance of a cease and desist order by the FDIC.

        On February 19, 2004, an 8-K was filed in connection with Premier's press release announcing that it had executed a definitive stock purchase agreement providing for the sale of its wholly owned subsidiary Citizens Bank (Kentucky), Inc. to Farmers Capital Bank Corporation.

        On March 10, 2004, an 8-K was filed in connection with Premier's press release announcing that it was deferring the quarterly payment on its Trust Preferred Securities scheduled for March 31, 2004.

        On March 31, 2004, an 8-K was filed in connection with Premier's press release announcing that it had filed a notice with the SEC on Form 12b-25 to extend the period in which it intended to file its Annual Report on Form 10-K.

                                   SIGNATURES

       Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         PREMIER FINANCIAL BANCORP, INC.

                                         By:    /s/ Robert W. Walker, President
                                                -------------------------------
                                                 Robert W. Walker, President

                                         Date:  April 14, 2004
                                                -------------------------------

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


/s/ Robert W. Walker        Principal Executive and Director    April 14, 2004
------------------------                                        ----------------
 Robert W. Walker


/s/ Brien M. Chase          Principal Financial and             April 14, 2004
------------------------    Accounting Officer                  ----------------
Brien M. Chase


/s/ Toney K. Adkins         Director                            March 17, 2004
------------------------                                        ----------------
Toney K. Adkins


/s/ Hosmer A. Brown, III    Director                            March 17, 2004
------------------------                                        ----------------
Hosmer A. Brown, III


/s/ Edsel Burns             Director                            March 17, 2004
------------------------                                        ----------------
Edsel Burns


/s/ Charles R. Hooten, Jr.    Director                          March 17, 2004
------------------------                                        ----------------
Charles R. Hooten, Jr.


/s/ E. V. Holder, Jr.        Director                           March 17, 2004
------------------------                                        ----------------
E. V. Holder, Jr.


/s/ Wilbur M. Jenkins        Director                           March 17, 2004
------------------------                                        ----------------
Wilbur M. Jenkins


/s/ Keith F. Molihan         Director                           March 17, 2004
------------------------                                        ----------------
Keith F. Molihan


/s/ Marshall T. Reynolds     Chairman of the Board              April 13, 2004
------------------------                                        ----------------
Marshall T. Reynolds


                             Director
------------------------                                        ----------------
Neal Scaggs

/s/ Thomas W. Wright         Director                           March 17, 2004
------------------------                                        ----------------
Thomas W. Wright