Form 10-Q
period 2004-03-31
PREMIER FINANCIAL BANCORP INC
filed 2004-05-17
CIK 887919

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

                                       or

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

     Common stock, no par value, - 5,232,230 shares outstanding at April 30, 2004

                         PREMIER FINANCIAL BANCORP, INC.


PART I  - FINANCIAL INFORMATION

Item 1.  Financial Statements

The accompanying information has not been audited by independent public accountants; however, in the opinion of management such information reflects all adjustments necessary for a fair presentation of the results for the interim period. All such adjustments are of a normal and recurring nature. Premier Financial Bancorp, Inc.'s ("Premier's") accounting and reporting policies are in accordance with accounting principles generally accepted in the United States of America. Certain accounting principles used by Premier involve a significant amount of judgment about future events and require the use of estimates in their application. The following policies are particularly sensitive in terms of judgments and the extent to which estimates are used: allowance for loan losses, the identification and evaluation of impaired loans, the impairment of goodwill, the realization of deferred tax assets, and stock based compensation disclosures. These estimates are based on assumptions that may involve significant uncertainty at the time of their use. However, the policies, the estimates and the estimation process as well as the resulting disclosures are periodically reviewed by the Audit Committee of the Board of Directors and material estimates are subject to review as part of the external audit by the independent public accountants.

The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America or those normally made in the registrant's annual report on Form 10-K. Accordingly, the reader of the Form 10-Q may wish to refer to the registrant's Form 10-K for the year ended December 31, 2003 for further information in this regard.

Index to consolidated financial statements:

    Consolidated Balance Sheets..................................    3
    Consolidated Statements of Operations........................    4
    Consolidated Statements of Comprehensive Income .............    6
    Consolidated Statements of Cash Flows........................    7
    Notes to Consolidated Financial Statements...................    9


                         PREMIER FINANCIAL BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2004 AND DECEMBER 31, 2003
                             (DOLLARS IN THOUSANDS)

--------------------------------------------------------------------------------------------------------------------
                                                                                    (UNAUDITED)
                                                                                       2004               2003
                                                                                       ----               ----
ASSETS
Cash and due from banks                                                           $      13,676      $       16,422
Federal funds sold                                                                       35,011              17,051
Securities available for sale                                                           145,690             147,646
Loans                                                                                   328,180             331,794
   Allowance for loan losses                                                            (13,751)            (14,300)
                                                                                  --------------     --------------
     Net loans                                                                          314,429             317,494
Federal Home Loan Bank and Federal Reserve Bank stock                                     2,521               2,490
Premises and equipment, net                                                               7,926               7,956
Real estate and other property acquired through foreclosure                               3,661               3,187
Interest receivable                                                                       2,946               3,448
Goodwill                                                                                 15,816              15,816
Current year tax receivable                                                               3,695               3,695
Other assets                                                                              7,614               8,024
Assets of discontinued operation                                                         80,630              79,163
                                                                                  -------------      --------------
   Total assets                                                                   $     633,615      $      622,392
                                                                                  =============      ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
   Non-interest bearing                                                           $      59,126      $       59,001
   Time deposits, $100,000 over                                                          41,110              42,780
   Other interest bearing                                                               350,086             353,693
                                                                                  -------------      --------------
     Total deposits                                                                     450,322             455,474
Securities sold under agreements to repurchase                                            6,000                   -
Federal Home Loan Bank advances                                                          12,068              10,705
Other borrowed funds                                                                      5,750               6,200
Notes payable                                                                             1,402               1,402
Guaranteed junior subordinated interest debentures                                       26,546              26,546
Interest payable                                                                          4,658               3,902
Other liabilities                                                                         7,618               1,227
Liabilities of discontinued operation                                                    72,797              71,396
                                                                                  -------------      --------------
   Total liabilities                                                                    587,161             576,852

Stockholders' equity
   Preferred stock, no par value; 1,000,000 shares authorized;
     none issued or outstanding                                                               -                   -
   Common stock, no par value; 10,000,000 shares authorized;
     5,232,230 shares issued and outstanding                                              1,103               1,103
   Surplus                                                                               43,445              43,445
   Retained earnings                                                                        822                 311
   Accumulated other comprehensive income                                                 1,084                 681
                                                                                  -------------      --------------
     Total stockholders' equity                                                          46,454              45,540
                                                                                  -------------      --------------
       Total liabilities and stockholders' equity                                 $     633,615      $      622,392
                                                                                  =============      ==============


--------------------------------------------------------------------------------------------------------------------
           See Accompanying Notes to Consolidated Financial Statements


                         PREMIER FINANCIAL BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

--------------------------------------------------------------------------------------------------------------------
                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                       2004               2003
                                                                                       ----               ----
                                                                                                       (Restated)
Interest income
   Loans, including fees                                                            $     5,845      $     7,274
   Securities available for sale
     Taxable                                                                              1,065              994
     Tax-exempt                                                                              80              203
   Federal funds sold and other                                                              65              135
                                                                                    -----------      -----------
     Total interest income                                                                7,055            8,606

Interest expense
   Deposits                                                                               1,632            2,447
   Other borrowings                                                                         258              328
   Debentures                                                                               719              730
                                                                                    -----------      -----------
     Total interest expense                                                               2,609            3,505

Net interest income                                                                       4,446            5,101
Provision for loan losses                                                                   135            2,267
                                                                                    -----------      -----------
Net interest income after
   provision for loan losses                                                              4,311            2,834

Non-interest income
   Service charges                                                                          584              383
   Insurance commissions                                                                     17               39
   Securities gains                                                                          10              189
   Other                                                                                    245              302
                                                                                    -----------      -----------
                                                                                            856              913
Non-interest expenses
   Salaries and employee benefits                                                         2,230            2,361
   Occupancy and equipment expenses                                                         505              576
   Professional fees                                                                        560              207
   Taxes, other than payroll,
     property and income                                                                    134              122
   Write-downs, expenses, sales of
     other real estate owned                                                                 61               71
   Supplies                                                                                  88               92
   Bad check losses                                                                          29                6
   Other expenses                                                                           865              917
                                                                                    -----------      -----------
                                                                                          4,472            4,352
                                                                                    -----------      -----------
Income (loss) from continuing operations
   before income taxes                                                                      695             (605)
Provision (benefit) for income taxes                                                        213             (240)
                                                                                    -----------      -----------

Income (loss) from continuing operations                                                    482             (365)
                                                                                    -----------      -----------

Discontinued operation
   Income (loss) from operation of
     discontinued component                                                                  41              (42)
   Provison (benefit) for income taxes                                                       12              (15)
                                                                                    -----------      -----------
   Income (loss) from discontinued operation                                                 29              (27)
                                                                                    -----------      -----------

Net income (loss)                                                                   $       511      $      (392)
                                                                                    ===========      ===========

--------------------------------------------------------------------------------------------------------------------
           See Accompanying Notes to Consolidated Financial Statements


                         PREMIER FINANCIAL BANCORP, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (continued)
                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

--------------------------------------------------------------------------------------------------------------------
                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                       2004               2003
                                                                                       ----               ----
                                                                                                       (Restated)

Weighted average shares outstanding:
   Basic                                                                                  5,232            5,232
   Diluted                                                                                5,235            5,232

Earnings (loss) per share from continuing operations:
   Basic                                                                            $      0.09       $    (0.07)
   Diluted                                                                                 0.09            (0.07)

Earnings (loss) per share from discontinued operation:
   Basic                                                                            $      0.01       $    (0.00)
   Diluted                                                                                 0.01            (0.00)

Net earnings (loss) per share:
   Basic                                                                            $      0.10       $    (0.07)
   Diluted                                                                                 0.10            (0.07)


--------------------------------------------------------------------------------------------------------------------
           See Accompanying Notes to Consolidated Financial Statements


                         PREMIER FINANCIAL BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                       THREE ENDED MARCH 31, 2004 AND 2003
                                 (IN THOUSANDS)
                                   (UNAUDITED)

--------------------------------------------------------------------------------------------------------------------
                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                           2004            2003
                                                                                           ----            ----
                                                                                                        (Restated)

Net income                                                                             $      511      $    (392)

Other comprehensive income (loss):
   Unrealized gains and (losses) arising during
     the period                                                                               621           (259)
   Reclassification of realized amount                                                        (10)          (189)
                                                                                       -----------     ---------
     Net change in unrealized gain (loss) on
       securities                                                                             611           (448)
   Less: Tax impact                                                                           208           (152)
                                                                                       ----------      ----------
      Other comprehensive income (loss)                                                       403           (296)

Comprehensive income (loss)                                                            $      914      $    (688)
                                                                                       ==========      ==========


--------------------------------------------------------------------------------------------------------------------
           See Accompanying Notes to Consolidated Financial Statements


                         PREMIER FINANCIAL BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                 (IN THOUSANDS)
                                   (UNAUDITED)

--------------------------------------------------------------------------------------------------------------------

                                                                                     2004               2003
                                                                                     ----               ----
                                                                                                     (Restated)
Cash flows from continuing operating activities
   Income (loss) from continuing operations                                     $         482      $        (365)
   Adjustments to reconcile income (loss) to net
     cash from continuing operating activities
       Depreciation                                                                       229                235
       Provision for loan losses                                                          135              2,267
       Amortization, net                                                                  135                 97
       FHLB stock dividends                                                               (23)               (43)
       Investment securities losses (gains), net                                          (10)              (189)
       Write downs of OREO                                                                 16                 28
  Changes in
     Interest Receivable                                                                  502                610
     Other assets                                                                         221               (147)
     Interest Payable                                                                     756                554
     Other liabilities                                                                    391               (242)
                                                                                -------------      --------------
       Net cash from continuing operating activities                                    2,834              2,805

Cash flows from continuing investing activities
   Purchases of securities available for sale                                         (21,487)           (45,609)
   Proceeds from sales of securities available for sale                                   414             13,074
   Proceeds from maturities and calls of securities available
     for sale                                                                          29,460             35,432
   Purchases of FHLB stock                                                                 (8)               (43)
   Net change in federal funds sold                                                   (17,960)           (22,503)
   Net change in loans                                                                  1,139             10,978
   Purchases of premises and equipment, net                                              (200)              (160)
   Proceeds from sale of other real estate acquired
     through foreclosure                                                                1,301                997
                                                                                -------------      -------------
     Net cash from continuing investing activities                                     (7,341)            (7,834)

Cash flows from continuing financing activities
   Net change in deposits                                                              (5,152)             9,563
   Advances from Federal Home Loan Bank                                                 3,757              1,500
   Repayment of Federal Home Loan Bank advances                                        (2,394)            (1,715)
   Early redemption of guaranteed debentures                                                -             (3,000)
   Repayment of Other Borrowed Funds                                                     (450)              (300)
   Net change in agreements to repurchase securities                                    6,000              1,000
                                                                                -------------      -------------
     Net cash from continuing financing activities                                      1,761              7,048
                                                                                -------------      -------------

Net change in cash and cash equivalents
   from continuing activities                                                          (2,746)             2,019

Cash and cash equivalents of continuing operations
   at beginning of period                                                              16,422             14,334
                                                                                -------------      -------------

Cash and cash equivalents of continuing operations
   at end of period                                                             $      13,676      $      16,353
                                                                                =============      =============

--------------------------------------------------------------------------------------------------------------------
           See Accompanying Notes to Consolidated Financial Statements


                         PREMIER FINANCIAL BANCORP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                 (IN THOUSANDS)
                                   (UNAUDITED)

--------------------------------------------------------------------------------------------------------------------

                                                                                     2004               2003
                                                                                     ----               ----
                                                                                                     (Restated)
upplemental disclosures of cash flow information:
   Cash paid during period for interest                                         $       1,853      $       2,951

   Loans transferred to real estate acquired through foreclosure                        1,791                271

   Net change in cash and cash equivalents of discontinued operations                    (836)              (115)



--------------------------------------------------------------------------------------------------------------------
           See Accompanying Notes to Consolidated Financial Statements

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED, IN THOUSANDS)

--------------------------------------------------------------------------------

NOTE  1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Premier Financial Bancorp, Inc. (the Company) and its wholly owned subsidiaries:

                                                                                          Mar 31, 2004
                                                                                           Net Income
                                                                     Year                 ------------
                                                                   Acquired       Assets      Qtr

Citizens Deposit Bank & Trust         Vanceburg, Kentucky           1991      $  88,866     $ 337
Bank of Germantown                    Germantown, Kentucky          1992         23,948        12
Citizens Bank (Kentucky), Inc.        Georgetown, Kentucky          1995         80,630        29
Farmers Deposit Bank                  Eminence, Kentucky            1996        105,670       (23)
Ohio River Bank                       Ironton, Ohio                 1998         77,107       259
First Central Bank, Inc.              Philippi, West Virginia       1998         85,259       257
Boone County Bank, Inc.               Madison, West Virginia        1998        165,144       509
Mt. Vernon Financial Holdings, Inc.   Huntington, West Virginia     1999          4,615       (33)

The Company also has a data processing subsidiary, Premier Data Services, Inc., and the PFBI Capital Trust subsidiary as discussed in Note 9. In accordance with FASB Interpretation No. 46, the Trust is no longer consolidated with the Company. All other intercompany transactions and balances have been eliminated.

The Company maintains Employee Stock Ownership incentive Plans (the Plans) whereby certain employees of the Company are eligible to receive incentive stock options. The Plans are accounted for in accordance with Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Pursuant to the Plans, a maximum of 600,000 shares of the Company's common stock may be issued through the exercise of these incentive stock options. The option price is the fair market value of the Company's shares at the date of the grant. The options are exercisable within ten years from the date of grant.

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


                                                                           2004             2003
                                                                           ----             ----
                                                                                         (Restated)
Income (loss) from continuing operations                               $       482      $      (365)
Deduct:  Stock-based compensation
   expense determined under fair
   value based method                                                          (10)              (8)
                                                                       ------------     ------------
Pro forma income (loss)                                                $       472      $      (373)

Basic earnings (loss) per share
   from continuing operations                                          $      0.09      $     (0.07)
Pro forma basic earnings (loss) per share                                     0.09            (0.07)

Diluted earnings (loss) per share
   from continuing operations                                          $      0.09      $     (0.07)
Pro forma diluted earnings (loss) per share                                   0.09            (0.07)

For the period ended March 31, 2003, stock options were not considered in the above computation because they were antidilutive.

On February 18, 2004, 28,200 incentive stock options were granted out of the 2002 Stock Option Plan at an exercise price of $9.30. These options vest in three equal annual installments ending on February 18, 2007. On January 15, 2003, 28,650 incentive stock options were granted out of the 2002 Stock Option Plan at an exercise price of $7.96. These options vest in three equal annual installments ending on January 15, 2006. Proforma stock-compensation expense is being amortized over each of the three-year vesting periods. There were no options granted during 2002. Future pro forma net income will be negatively impacted should the Company choose to grant additional options.

--------------------------------------------------------------------------------
                                    CONTINUED

                          PREMIER FINANCIAL BANCORP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED, IN THOUSANDS)

--------------------------------------------------------------------------------

NOTE  1 - BASIS OF PRESENTATION (continued)

The pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date.

                                                       2004            2003
                                                       ----            ----

     Risk-free interest rate                           3.15%           3.10%
     Expected option life (yrs)                        5.00            5.00
     Expected stock price volatility                   0.34            0.42
     Dividend yield                                    0.00%           0.00%

Weighted average fair value of
    options granted during the year                    $3.29           $3.30

NOTE  2 - RESTATEMENT

On June 16, 2003 Premier announced that as a result of an ongoing internal investigation, it had uncovered a systemic disregard for its loan approval and credit administration policies at its Farmers Deposit Bank subsidiary and had accepted the resignation of the bank's former president. On November 7, 2003 Premier disclosed that the Securities and Exchange Commission had requested information about Premier's internal investigation. As the internal investigation progressed, many loans were charged off and additional provisions for loan losses were recorded. Premier's management, with the assistance of outside independent professionals, has conducted a further review of those loans for which significant charge offs or additional provisions were required in 2003. The purpose of this review was to determine if the facts or circumstances that gave rise to additional charge offs or provisions had been improperly concealed from senior management or improperly considered in applying management's estimates and judgments as to the adequacy of the allowance for loan losses in prior financial statement periods. The review did identify instances in which collateral securing loans had been released without proper support or notation in loan files, instances in which obligors on notes had been released from their repayment obligation without proper support or notation in loan files and instances in which delinquent loan reporting systems had been manipulated to prevent problem loans from being identified on a timely basis. Premier's senior management determined that if these circumstances had been considered in evaluating the adequacy of the allowance for loan losses in prior periods then some of the loan charge offs and additional provisions for loan losses recorded in 2003 should have been reflected in prior periods. Therefore the financial statements for the periods ended March 31, 2003 have been restated to reflect the financial statement effect of the matters that occurred in those periods but which were improperly concealed by subsidiary management.

--------------------------------------------------------------------------------
                                    CONTINUED

                          PREMIER FINANCIAL BANCORP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED, IN THOUSANDS)

-------------------------------------------------------------------------------

NOTE  2 - RESTATEMENT (Continued)

Effect on operating results for the quarter ended (in thousands except per share data):
                                                   Mar 2003
                                                   Increase
Operating statement caption                       (Decrease)
---------------------------                       ----------
     Interest income, loans                       $     (109)
     Provision for loan losses                         1,020
     Net interest income after
         provision for loan losses                    (1,129)
     Income (loss) from continuing
         operations before income taxes               (1,129)
     Provision (benefit) for income taxes               (384)
     Income (loss) from
         continuing operations                          (745)
     Net (loss) income                                  (745)
     Net (loss) income per share,
         basic and diluted                             (0.14)

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

A condensed balance sheet and statement of operations for Citizens Bank follows (in thousands):

                                                           As of
                                               March 31            December 31
                                                 2004                  2003
                                             -----------           -----------
Assets
   Cash and federal funds sold               $     8,937           $     6,473
   Securities available for sale                  11,963                12,082
   Loans, net                                     53,149                53,886
   Premises and equipment, net                     3,057                 3,026
   Other assets                                    3,524                 3,696
                                             -----------           -----------
     Total assets                            $    80,630           $    79,163
                                             ===========           ============

Liabilities
   Deposits                                  $    66,869           $    65,486
   Federal Home Loan Bank advances                 5,249                 5,255
   Other liabilities                                 679                  655
                                             -----------           -----------
     Total liabilities                            72,797                71,396
   Equity                                          7,833                 7,767
                                             -----------           -----------
     Total liabilities and equity            $    80,630           $    79,163
                                             ===========           ===========

                                                         For the Three
                                                          Months Ended
                                                    March 31          March 31
                                                      2004              2003
                                                   ---------         ---------

Interest income                                    $   1,075         $   1,278
Interest expense                                         374               507
                                                   ---------         ---------
     Net interest income                                 701               771
Provision for loan losses                                  -               150
Non-interest income                                      217               226
Non-interest expense                                     877               889
Income tax (benefit)                                      12               (15)
                                                  ----------        ----------
     Net (loss)                                   $       29        $      (27)
                                                  ==========        ==========
--------------------------------------------------------------------------------
                                    CONTINUED

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

The Company's compliance with the written agreement is being monitored by a committee which consists of three of its outside directors. As of March 31, 2004, management believes the Company is operating in compliance with the provisions of the written agreement.

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

--------------------------------------------------------------------------------
                                    CONTINUED

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED, IN THOUSANDS)

--------------------------------------------------------------------------------

NOTE  4 - REGULATORY MATTERS (continued)

In accordance with the Order, the Company contributed additional capital to Farmers to ensure a 5.00% leverage ratio at December 31, 2003. The Company also submitted to the Supervisory Authorities a written capital restoration plan that incrementally increases the Bank's Tier I Leverage Ratio to 5.50% at March 31, 2004; 6.00% at June 30, 2004; 7.00% at September 30, 2004 and 8.00% at December
31, 2004. At March 31, 2004, the Bank's Tier I Leverage Ratio was 6.18%.


NOTE  5 - SECURITIES

Amortized cost and fair value of investment securities, by category, at March 31, 2004 are summarized as follows:

                                                   Amortized        Unrealized        Unrealized           Fair
                                                      Cost             Gains            Losses            Value
Available for sale
  U. S. Treasury securities                     $          250    $            1   $            -    $           251
  U. S. agency securities                              106,805               824               (7)           107,622
  Obligations of states and political
     subdivisions                                        5,278               296                -              5,574
  Mortgage-backed securities                            30,530               332              (73)            30,789
  Corporate securities                                   1,432                22                -              1,454
                                                --------------    --------------   --------------    ---------------
     Total available for sale                   $      144,295    $        1,475   $          (80)   $       145,690
                                                ==============    ==============   ===============   ===============


Amortized cost and fair value of investment securities, by category, at December 31, 2003 are summarized as follows:

                                                   Amortized        Unrealized        Unrealized           Fair
                                                      Cost             Gains            Losses            Value
Available for sale
  U. S. Treasury securities                     $          650    $            2   $           -     $           652
  U. S. agency securities                              106,413               573             (141)           106,845
  Obligations of states and political
     subdivisions                                        6,540               328               -               6,868
  Mortgage-backed securities                            31,766               186             (142)            31,810
  Corporate securities                                   1,439                32               -               1,471
                                                --------------    --------------   --------------    ---------------
     Total available for sale                   $      146,808    $        1,121   $         (283)   $       147,646
                                                ==============    ==============   ===============   ===============

The unrealized losses at March 31, 2004 and December 31, 2003 are price changes resulting from changes in the interest rate environment. The unrealized losses as of both periods have occurred within the last twelve months and are not considered to be permanent declines in the value of the securities.

--------------------------------------------------------------------------------
                                    CONTINUED

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED, IN THOUSANDS)

--------------------------------------------------------------------------------

NOTE  6 - LOANS

Major classifications of loans at March 31, 2004 and December 31, 2003 are summarized as follows:
                                                       2004             2003
                                                       ----             ----
Commercial, secured by real estate                $    101,497     $    101,325
Commercial, other                                       38,195           38,063
Real estate construction                                 5,491            5,414
Residential real estate                                127,120          126,134
Agricultural                                             2,656            3,032
Consumer and home equity                                51,858           56,216
Other                                                    1,363            1,610
                                                  ------------     ------------
                                                  $    328,180     $    331,794
                                                  ============     ============


The following table sets forth information with respect to the Company's impaired loans at March 31, 2004 and December 31, 2003.
                                                       2004             2003
                                                       ----             ----
Impaired loans at period end with an allowance    $     12,807     $     17,071
Impaired loan at period end with no allowance            4,104            3,849
Amount of allowance for loan losses allocated            6,998            8,418


The following table sets forth information with respect to the Company's nonperforming loans at March 31, 2004 and December 31, 2003.

                                                       2004             2003
                                                       ----             ----
Non-accrual loans                                 $     12,837     $     11,958
Accruing loans which are contractually
  past due 90 days or more                               1,144            4,137
Restructured loans                                         461              104
                                                  ------------     ------------
                                                  $     14,442     $     16,199
                                                  ============     ============

--------------------------------------------------------------------------------
                                    CONTINUED

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED, IN THOUSANDS)

--------------------------------------------------------------------------------

NOTE  7 - ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for the three months ended March 31, 2004 and 2003 are as follows:
                                                        Three Months Ended
                                                             March 31,
                                                       2004            2003
                                                       ----            ----
                                                                    (Restated)
Balance, beginning of period                      $     14,300     $      9,698
Gross charge-offs                                       (1,067)          (2,522)
Recoveries                                                 383              143
Provision for loan losses                                  135            2,267
                                                  ------------     ------------
Balance, end of period                            $     13,751     $      9,586
                                                  ============     ============


NOTE  8 - GUARANTEED JUNIOR SUBORDINATED INTEREST DEBENTURES

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


--------------------------------------------------------------------------------
                                    CONTINUED

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED, IN THOUSANDS)

--------------------------------------------------------------------------------

NOTE  8 - GUARANTEED JUNIOR SUBORDINATED INTEREST DEBENTURES (continued)

As previously disclosed, pursuant to an agreement entered into with the Federal Reserve Bank (FRB) described in Note 4, the Company is required to request approval for the payment of distributions due on the Debentures and Trust Preferred Securities. As part of a Debt Reduction and Profitability plan presented on January 6, 2003, the Company requested and received approval from the FRB to redeem $3,000,000 of the $28,750,000 outstanding Debentures and Trust Preferred Securities which occurred on March 31, 2003. However, the FRB denied the Company's request to make distributions on the remaining Debentures Trust Preferred Securities.

The Company exercised its right to defer the payment of interest on the 9.75% Trust Preferred Securities for the quarter ending December 31, 2002 and all subsequent quarters through March 31, 2004, and for an indefinite period, which can be no longer than 20 consecutive quarterly periods. These and any future deferred distributions accrue interest at an annual rate of 9.75% which will be paid when the deferred distributions are ultimately paid. Management of Premier does not expect to resume payments on the Debentures or the Trust Preferred Securities until the Federal Reserve Bank of Cleveland determines that Premier has achieved adequate and sustained levels of profitability to support such payments and approves such payments.


NOTE  9 - STOCKHOLDERS' EQUITY AND REGULATORY MATTERS

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

--------------------------------------------------------------------------------
                                    CONTINUED

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED, IN THOUSANDS)

--------------------------------------------------------------------------------

NOTE  9 - STOCKHOLDERS' EQUITY AND REGULATORY MATTERS (continued)

These quantitative measures established by regulation to ensure capital adequacy require the Company and Banks to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of March 31, 2004, that the Company and the Banks meet all quantitative capital adequacy requirements to which they are subject.

Shown below is a summary of regulatory capital ratios for the Company:

                                                                                   Regulatory     To Be Considered
                                                 March 31,       December 31,        Minimum            Well
                                                   2004              2003         Requirements       Capitalized
                                                ----------       ------------     ------------    ----------------
Tier I Capital (to Risk-Weighted Assets)           11.2%             10.6%             4.0%              6.0%
Total Capital (to Risk-Weighted Assets)            15.3%             14.8%             8.0%             10.0%
Tier I Capital (to Average Assets)                  6.9%              6.4%             4.0%              5.0%

The capital amounts and classifications are also subject to qualitative judgments by the regulators. As a result of these qualitative judgments, the Company and four of the Company's subsidiaries have entered into agreements with the applicable regulatory authorities which provide for additional restrictions on their respective capital levels and the payment of dividends. The Company entered into an agreement with the Federal Reserve Bank of Cleveland (FRB), as discussed in Note 4, restricting the Company from declaring or paying dividends without prior approval from the FRB. An additional provision of this agreement requires prior approval from the FRB before the Company increases its borrowings or incurs any debt. This agreement is in effect until terminated by the FRB.

Citizens Deposit Bank (Citizens) entered into a Written Agreement with the FRB on September 29, 2000 restricting Citizens from declaring or paying dividends without prior approval. This agreement is in effect until terminated by the FRB. Citizens' Tier I capital to average assets ratio was 12.6% at March 31, 2004.

Bank of Germantown (Germantown) entered into an agreement with the Kentucky Department of Financial Institutions (KDFI) and the Federal Deposit Insurance Corporation (FDIC) on June 13, 2000 restricting Germantown from declaring or paying dividends, without prior approval, if its Tier I capital to average assets falls below 8%. This agreement is in effect until terminated by the KDFI and FDIC. Germantown's Tier I capital to average assets ratio was 8.1% at March 31, 2004.


--------------------------------------------------------------------------------
                                    CONTINUED

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED, IN THOUSANDS)

--------------------------------------------------------------------------------

NOTE  9 - STOCKHOLDERS' EQUITY AND REGULATORY MATTERS (continued)

Citizens Bank (Kentucky), Inc. (Citizens, KY) entered into an agreement with the Kentucky Department of Financial Institutions (KDFI) and the Federal Deposit Insurance Corporation (FDIC) on September 11, 2002 restricting Citizens, KY from declaring or paying dividends, without prior approval. This agreement is in effect until terminated by the KDFI and FDIC. Citizens KY's Tier I capital to average assets ratio was 8.6% at March 31, 2004.

Effective January 1, 2004, Farmers Deposit Bank (Farmers Deposit) was issued a C&D order by the FDIC and KDFI restricting Farmers Deposit from declaring or paying dividends, without prior approval, if its Tier I capital to average assets falls below 8.00%. The order also required Farmers Deposit to maintain a minimum 5.0% Tier I capital to average assets ratio and submit a written capital restoration plan to increase the ratio to 8.0% by December 31, 2004. This order is in effect until terminated by the KDFI and FDIC. Farmers Deposit's Tier I capital to average assets was 6.2% at March 31, 2004.

As of March 31, 2004, the most recent notification from the FRB categorized the Company and its subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum Total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the preceding table. There are no conditions or events since that notification that management believes have changed the Company's category.



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


         A.   Results of Operations

         A financial institution's primary sources of revenue are generated by interest income on loans, investments and other earning assets, while its major expenses are produced by the funding of these assets with interest bearing liabilities. Effective management of these sources and uses of funds is essential in attaining a financial institution's optimal profitability while maintaining a minimum amount of interest rate risk and credit risk.

         The following narrative discusses the continuing operations of the Company. As more fully explained in Note 3 to the consolidated financial statements above, the narrative excludes the discontinued operations of Premier's subsidiary Citizens Bank (Kentucky), Inc. On February 13, 2004, Premier signed a definitive agreement to sell the subsidiary for $14,500,000 in cash. The sale, which is subject to regulatory approval, is anticipated to close early in the third quarter of 2004. The transaction, if and when consummated, should more than restore the cash reserves used by Premier in 2003 to recapitalize one of its affiliate banks; should reduce the company's total assets while increasing its total capital, thus strengthening Premier's balance sheet and should generate taxable income to be used as an offset to Premier's tax loss carryforward.

         Furthermore, comparative information for the first quarter of 2003 reflects the restatement of charge-offs, provision for loan losses, interest income and income taxes as more fully explained in Note 2 of the consolidated financial statements above.

         Income from continuing operations for the three months ended March 31, 2004 was $482,000, or 9 cents per share, compared to a loss from continuing operations of $365,000 or 7 cents per share for the three months ended March 31, 2003. The profitability recorded in 2004 was largely due to lower provisions for loan losses versus the first quarter of 2003, partially offset by lower net interest income.

         Net interest income for the quarter ending March 31, 2004 totaled $4.45 million, down from the $5.10 million of net interest income earned in the first quarter of 2003. Both interest income and interest expense decreased in the comparisons. Interest income declined by $1.6 million due to lower loans outstanding due to the charge-offs at Farmers Deposit Bank and other loan paydowns across the company during 2003 compounded by the higher volume of non-accrual loans at Farmers Deposit Bank. Interest expense declined by $896,000 largely due to lower interest costs on deposits as maturing certificates of deposit have renewed at significantly lower rates due to the low interest rate environment. Interest expense savings were also realized due to the paydown of other borrowings. As a result, the net interest margin for the three months ending March 31, 2004 was approximately 3.58% compared to 3.79% for the same period in 2003.

         Non-interest income decreased $57,000 to $856,000 for the first three months of 2004 compared to $913,000 for the first three months of 2003, largely due to $189,000 of gains on the sales of securities recorded in 2003. Excluding the investment securities gains, non-interest income increased 16.9% or $122,000. The increase is largely due to a 52.5% or $201,000 increase in revenue from service charges on deposit accounts due to a change in fee structure during 2003, partially offset by decreases in income from insurance commissions and a decrease in other income.

         Non-interest expenses for the first quarter of 2004 totaled $4,472,000 or 3.3% of average assets of continuing operations on an annualized basis compared to $4,352,000 or 2.9% of average assets of continuing operations for the same period of 2003. The increase in non-interest expense is largely due to a $353,000 increase in professional fees related to audit costs and legal fees associated with the SEC investigation as disclosed in the Company's annual report on Form 10-K for the year ended December 31, 2003. This increase is partially offset by lower staff cost due to employee participation in the cost of medical insurance premiums, lower occupancy and equipment costs due to lower taxes and insurance on real property, lower depreciation expense on equipment and lower other operating expenses largely due to $124,000 of accelerated amortization of issuance costs related to the early redemption of $3.0 million of the Trust Preferred Securities (NASDAQ/NMS-PFBIP) in the first quarter of 2003.

         Income tax expense was $213,000 for the first quarter of 2004 compared to a tax benefit of $240,000 for the first quarter of 2003. The increase in income tax expense can be primarily attributed to the increase in pre-tax income detailed above. The annualized effective tax rate for the three months ended March 31, 2004 was 30.6%, compared to the 39.7% effective tax rate for the same period in 2003. The higher benefit rate in 2003 was the result of reduced tax expense resulting from tax exempt income.

         The annualized returns from continuing operations on stockholders' equity and on average assets were approximately 4.19% and 0.35% for the three months ended March 31, 2004 compared to a negative (2.61%) and (0.25%) for the same period in 2003.


         B.   Financial Position

         Total assets of continuing operations at March 31, 2004 increased $9.8 million or 1.8% to $553.0 million from the $543.2 million at December 31, 2003. This increase was largely due to $6.0 million of investment securities that were purchased in March but did not settle until April. The remaining increase was due to an increase in short-term funding.

         Earning assets of continuing operations increased to $511.8 million at March 31, 2004 from the $499.2 million at December 31, 2003, an increase of $12.6 million, or 2.5%. The increase was largely due to an $18.0 million increase in federal funds sold partially offset by declines in investments and total loans (see below).

         Cash and due from banks at March 31, 2004 was $13.7 million, a $2.7 million decrease from $16.4 million on December 31, 2003. Federal funds sold increased to $35.0 million from the $17.1 million reported at December 31, 2003. The increase in federal funds sold was the result of retaining the liquidity to be used to settle March investment purchases in April and to satisfy short-term public deposit requirements.

         Securities available for sale totaled $145.7 million at March 31, 2004, a $1.9 million decrease from the $147.6 million at December 31, 2003. The decline was largely due to a slightly lower volume of purchases versus the volume calls and maturities that occurred during the quarter. Additional details on investment activities can be found in the Consolidated Statements of Cash Flows.

         Total loans at March 31, 2004 were $328.2 million compared to $331.8 million at December 31, 2003, a decrease of $3.6 million. This decrease can primarily be attributed to net loan pay offs and the $1.1 million in loan charge-offs recorded during the first quarter of 2004.

         Deposits totaled $450.3 million as of March 31, 2004, a $5.2 million decrease from the $455.5 million in deposits at December 31, 2003. The decrease is largely due to $6.0 million of public deposits withdrawn and placed by the depositor into repurchase agreements. Excluding this transaction, deposits increased by $0.8 million, primarily in interest bearing deposits, due to seasonal tax collections by local governments.

         Outstanding debt, including the Company's outstanding subordinated debentures, has increased by $913,000 since December 31, 2003, as payments on the Company's borrowings have been more than offset by short-term FHLB advances. Federal Home Loan Bank advances have increased by $1.4 million due to short-term funding needs. Other borrowed funds have declined by $450,000 due to scheduled principal payments. See note 9 to the consolidated financial statements for additional information on the outstanding subordinated debentures.

         The following table sets forth information with respect to the Company's nonperforming assets at March 31, 2004 and December 31, 2003.

                                                        (In Thousands)
                                                  2004                  2003
                                                  ----                  ----
Non-accrual loans                            $       12,837        $     11,958
Accruing loans which are contractually
   past due 90 days or more                           1,144               4,137
Restructured                                            461                 104
                                             --------------        ------------
     Total non-performing loans                      14,442              16,199
Other real estate acquired through
    foreclosure                                       3,661               3,187
                                             --------------        ------------
     Total non-performing assets             $       18,103        $     19,386
                                             ==============        ============

Non-performing loans as a percentage
      of total loans                                   4.40%              4.88%

Non-performing assets as a percentage
     of total assets (of continuing operations)        3.27%              3.57%

         Total non-performing loans and non-performing assets have declined since year-end due to loan charge-offs and the developing and executing action plans on the troubled loans identified at Farmers Deposit Bank. However, while total non-performing loans have declined, non-accrual loans have increased. A significant effort has been placed on reviews of loan files, efforts by lenders to bring borrowers current with the terms of their loan agreements and the sale of OREO properties. As in the past, when these plans are executed, Premier may experience increases in non-performing loans and non-performing assets. Furthermore, any resulting increases in loans placed on non-accrual status will have a negative impact on future loan interest income. Also, as these plans are executed, other loans may be identified that would necessitate additional charge-offs and potentially additional provisions for loan losses.

         The provision for loan losses was $135,000 for the first quarter of 2004 compared to $2.3 million for the first quarter of 2003. The decrease in the provision was made in accordance with Premier's policies regarding management's estimation of probable incurred losses in the loan portfolio and the adequacy of the allowance for loan losses, which are in accordance with accounting principles generally accepted in the United States of America. Management's estimation process indicated that little additional risk in the loan portfolio was incurred during the first quarter of 2004. Gross charge-offs totaled $1.1 million during the first quarter of 2004. Any collections on these loans would be presented in future financial statements as recoveries of the amounts charged against the allowance. The allowance for loan losses at March 31, 2004 was 4.19% of total loans as compared to 4.31% at December 31, 2003. The decrease in the percentage of allowance for loan losses to total loans is largely due to sufficient loan loss reserves allocated to the loans actually charged off during the first quarter.

         C.   Critical Accounting Policies

         The Company follows financial accounting and reporting policies that are in accordance with generally accepted accounting principles in the United States of America. These policies are presented in Note 1 to the consolidated audited financial statements in the Company's annual report on Form 10-K for the year ended December 31, 2003. Some of these accounting policies, as discussed below, are considered to be critical accounting policies. Critical accounting policies are those policies that require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company has identified three accounting policies that are critical accounting policies and an understanding of these policies is necessary to understand the financial statements. These policies relate to determining the adequacy of the allowance for loan losses, the impairment of goodwill, and the valuation of deferred tax assets. A detailed description of these accounting policies is contained the Company's annual report on Form 10-K for the year ended December 31, 2003. There have been no significant changes in the application of these accounting policies since December 31, 2003.

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

         5. Maintenance of an adequate available-for-sale security portfolio. The Company owns $145.7 million of securities at market value as of March 31, 2004.

         The cash flow statements for the periods presented in the financial statements provide an indication of the Company's sources and uses of cash as well as an indication of the ability of the Company to maintain an adequate level of liquidity.

         E.   Capital

         At March 31, 2004, total shareholders' equity of $46.5 million was 8.4% of total assets of continuing operations. This compares to total shareholders' equity of $45.5 million or 8.4% of total assets of continuing operations on December 31, 2003.

         Tier I capital totaled $41.7 million at March 31, 2004, which represents a Tier I leverage ratio of 6.9%.

         Book value per share was $8.88 at March 31, 2004, and $8.70 at December 31, 2003. The increase in book value per share was the result of $914,000 of comprehensive income for the first quarter of 2004 as net income was increased by the after tax increase in the market value of investment securities available for sale.

                         PREMIER FINANCIAL BANCORP, INC.

--------------------------------------------------------------------------------


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         The Company currently does not engage in any derivative or hedging activity. Refer to the Company's 2003 10-K for analysis of the interest rate sensitivity. The Company believes there have been no significant changes in the interest rate sensitivity since previously reported on the Company's 2003 10-K.


Item 4. Controls and Procedures

         Premier management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-15c as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion.

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

         It is this "management override of controls" that led to the significant charge-offs and provisions for loan losses at Farmers Deposit Bank in 2003 and the financial statement restatement for years 2002 and 2001. Premier's policies and procedures related to the evaluation of a borrower's creditworthiness prior to making or renewing a loan, the reporting of new loan activity and delinquent loans to the bank's board of directors, and the guidelines for assessing the credit risk of existing loans were overridden by local management. The systematic disregard for these controls was sophisticated enough to avoid detection during routine reviews of that bank's records as directed by the Company and the regulatory authorities of the banking industry.

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

         Other than the steps identified above, which are in various stages of implementation, there were no changes in internal controls over financial reporting during the first fiscal quarter that have materially affected or are reasonably likely to materially affect Premier's internal controls over financial reporting.

                         PREMIER FINANCIAL BANCORP, INC.

--------------------------------------------------------------------------------


PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

     See information regarding regulatory matters in note 4 and note 9 to the consolidated financial statements

Item 2.    Changes in Securities and Use of Proceeds                   None
----------------------------------------------------

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

               February 13, 2004 - Press release announcing the Company had executed a definitive Stock Purchase
                                   Agreement dated February 13, 2004 providing for the sale by Premier of all issued and outstanding capital stock of its wholly owned subsidiary Citizens Bank (Kentucky), Inc. to Farmers Capital Bank Corporation, a Kentucky corporation headquartered in Frankfort, Kentucky.

               March 10, 2004 -    Press release regarding the continuation of
                                   the deferral to pay the quarterly
                                   distributions on Premier's Trust Preferred
                                   Certificates outstanding.

               March 31, 2004 -    Press release announcing that the Company had
                                   filed a notice with the Securities and
                                   Exchange Commission on Form 12b-25 to extend the period in which it intended to file its Annual Report on Form 10-K.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         PREMIER FINANCIAL BANCORP, INC.



Date: May 17, 2003                     /s/ Robert W. Walker
                                       ----------------------------------------
                                       Robert W. Walker
                                       President & Chief Executive Officer


Date: May 17, 2003                     /s/ Brien M. Chase
                                       ----------------------------------------
                                       Brien M. Chase
                                       Vice President & Chief Financial Officer