Form 10-Q
period 2004-06-30
PREMIER FINANCIAL BANCORP INC
filed 2004-08-16
CIK 887919

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

                                       or

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

     Common stock, no par value, - 5,232,230 shares outstanding at July 31, 2004

                         PREMIER FINANCIAL BANCORP, INC.


PART I  - FINANCIAL INFORMATION

Item 1.  Financial Statements

The accompanying information has not been audited by independent public accountants; however, in the opinion of management such information reflects all adjustments necessary for a fair presentation of the results for the interim period. All such adjustments are of a normal and recurring nature. Premier Financial Bancorp, Inc.'s ("Premier's") accounting and reporting policies are in accordance with accounting principles generally accepted in the United States of America. Certain accounting principles used by Premier involve a significant amount of judgment about future events and require the use of estimates in their application. The following policies are particularly sensitive in terms of judgments and the extent to which estimates are used: allowance for loan losses, the identification and evaluation of impaired loans, the impairment of goodwill, the realization of deferred tax assets and stock based compensation disclosures. These estimates are based on assumptions that may involve significant uncertainty at the time of their use. However, the policies, the estimates and the estimation process as well as the resulting disclosures are periodically reviewed by the Audit Committee of the Board of Directors and material estimates are subject to review as part of the external audit by the independent public accountants.

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


                         PREMIER FINANCIAL BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2004 AND DECEMBER 31, 2003
                             (DOLLARS IN THOUSANDS)

--------------------------------------------------------------------------------------------------------------------
                                                                                    (UNAUDITED)
                                                                                       2004                2003
                                                                                  --------------     --------------
ASSETS
Cash and due from banks                                                           $      16,451      $       16,422
Federal funds sold                                                                       18,029              17,051
Securities available for sale                                                           147,172             147,646
Loans                                                                                   321,628             331,794
   Allowance for loan losses                                                             (9,550)            (14,300)
                                                                                  --------------     --------------
        Net loans                                                                       312,078             317,494
Federal Home Loan Bank and Federal Reserve Bank stock                                     2,555               2,490
Premises and equipment, net                                                               7,879               7,956
Real estate and other property acquired through foreclosure                               2,431               3,187
Interest receivable                                                                       2,791               3,448
Goodwill                                                                                 15,816              15,816
Current year tax receivable                                                               4,361               3,695
Other assets                                                                              8,109               8,024
Assets of discontinued operation                                                         75,873              79,163
                                                                                  -------------      --------------
   Total assets                                                                   $     613,545      $      622,392
                                                                                  =============      ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
   Non-interest bearing                                                           $      62,056      $       59,001
   Time deposits, $100,000 over                                                          38,700              42,780
   Other interest bearing                                                               341,176             353,693
                                                                                  -------------      --------------
     Total deposits                                                                     441,932             455,474
Securities sold under agreements to repurchase                                            7,214                   -
Federal Home Loan Bank advances                                                          12,404              10,705
Other borrowed funds                                                                      4,450               6,200
Notes payable                                                                             1,402               1,402
Guaranteed junior subordinated interest debentures                                       26,546              26,546
Interest payable                                                                          5,389               3,902
Other liabilities                                                                         1,372               1,227
Liabilities of discontinued operation                                                    68,225              71,396
                                                                                  -------------      --------------
   Total liabilities                                                                    568,934             576,852

Stockholders' equity
   Preferred stock, no par value; 1,000,000 shares authorized;
     none issued or outstanding                                                               -                   -
   Common stock, no par value; 10,000,000 shares authorized;
     5,232,230 shares issued and outstanding                                              1,103               1,103
   Surplus                                                                               43,445              43,445
   Retained earnings                                                                      1,272                 311
   Accumulated other comprehensive (loss) income                                         (1,209)                681
                                                                                  --------------     --------------
     Total stockholders' equity                                                          44,611              45,540
                                                                                  -------------      --------------
       Total liabilities and stockholders' equity                                 $     613,545      $      622,392
                                                                                  =============      ==============

--------------------------------------------------------------------------------------------------------------------
           See Accompanying Notes to Consolidated Financial Statements


                         PREMIER FINANCIAL BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

--------------------------------------------------------------------------------------------------------------------
                                                      Three Months Ended                  Six Months Ended
                                                           June 30,                           June 30,
                                                     2004             2003              2004              2003
                                                 -----------      -----------       -----------      -----------
                                                                   (Restated)                          (Restated)
Interest income
   Loans, including fees                         $     5,746      $     6,896       $    11,591      $    14,170
   Securities available for sale
     Taxable                                           1,051              949             2,116            1,943
     Tax-exempt                                           54              177               134              380
   Federal funds sold and other                           75              156               140              291
                                                 -----------      -----------       -----------      -----------
     Total interest income                             6,926            8,178            13,981           16,784

Interest expense
   Deposits                                            1,544            2,255             3,176            4,702
   Other borrowings                                      248              323               506              651
   Debentures                                            736              670             1,455            1,400
                                                 -----------      -----------       -----------      -----------
     Total interest expense                            2,528            3,248             5,137            6,753

Net interest income                                    4,398            4,930             8,844           10,031
Provision for loan losses                                374           11,778               509           14,045
                                                 -----------      -----------       -----------      -----------
Net interest income after
   provision for loan losses                           4,024           (6,848)            8,335           (4,014)

Non-interest income
   Service charges                                       635              505             1,219              888
   Insurance commissions                                  19               32                36               71
   Securities gains                                        -               15                10              204
   Other                                                 252              289               497              591
                                                 -----------      -----------       -----------      -----------
                                                         906              841             1,762            1,754
Non-interest expenses
   Salaries and employee benefits                      2,163            2,199             4,393            4,560
   Occupancy and equipment expenses                      510              564             1,015            1,140
   Professional fees                                     506              251             1,066              458
   Taxes, other than payroll, property and income        156              122               290              244
   Write-downs, expenses, sales of
     other real estate owned, net                        (11)             187                50              258
   Supplies                                               90               87               178              179
   Bad check losses                                       17              183                46              189
   Other expenses                                        812              757             1,677            1,674
                                                 -----------      -----------       -----------      -----------
                                                       4,243            4,350             8,715            8,702
                                                 -----------      -----------       -----------      -----------
Income (loss) from continuing operations
   before income taxes                                   687          (10,357)            1,382          (10,962)
Provision (benefit) for income taxes                     213           (3,578)              426           (3,818)
                                                 -----------      -----------       -----------      -----------

Income (loss) from continuing operations                 474           (6,779)              956           (7,144)
                                                 -----------      -----------       -----------      -----------

Discontinued operation
   Income (loss) from operation of
     discontinued component                              (37)            (118)                4             (160)
   Provison (benefit) for income taxes                   (12)             (42)                -              (57)
                                                 ------------     -----------       -----------      -----------
   Income (loss) from discontinued operation             (25)             (76)                4             (103)
                                                 ------------     -----------       -----------      -----------

Net income (loss)                                $       449      $    (6,855)      $       960      $    (7,247)
                                                 ===========      ===========       ===========      ===========

--------------------------------------------------------------------------------------------------------------------
           See Accompanying Notes to Consolidated Financial Statements


                         PREMIER FINANCIAL BANCORP, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (continued)
                THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

--------------------------------------------------------------------------------------------------------------------
                                                      Three Months Ended                  Six Months Ended
                                                           June 30,                           June 30,
                                                     2004             2003              2004              2003
                                                 -----------      -----------       -----------       -----------
                                                                   (Restated)                          (Restated)

Weighted average shares outstanding:
   Basic                                              5,232             5,232             5,232            5,232
   Diluted                                            5,235             5,232             5,235            5,232

Earnings (loss) per share from
  continuing operations:
   Basic                                         $     0.09       $     (1.30)      $      0.18      $     (1.37)
   Diluted                                             0.09             (1.30)             0.18            (1.37)

Earnings (loss) per share from discontinued operation:
   Basic                                         $     0.00       $     (0.01)      $      0.00      $     (0.02)
   Diluted                                             0.00             (0.01)             0.00            (0.02)

Net earnings (loss) per share:
   Basic                                         $     0.09       $     (1.31)      $      0.18      $     (1.39)
   Diluted                                             0.09             (1.31)             0.18            (1.39)

--------------------------------------------------------------------------------------------------------------------
           See Accompanying Notes to Consolidated Financial Statements


                         PREMIER FINANCIAL BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                 (IN THOUSANDS)
                                   (UNAUDITED)

--------------------------------------------------------------------------------------------------------------------
                                                            Three Months Ended               Six Months Ended
                                                                  June 30,                       June 30,
                                                          2004             2003            2004           2003
                                                       ----------      -----------     -----------     ----------
                                                                        (Restated)                     (Restated)

Net income (loss)                                      $      449      $   (6,855)     $      960      $  (7,247)

Other comprehensive income (loss):
   Unrealized gains and (losses) arising during
     the period                                            (3,473)            848          (2,853)           589
   Reclassification of realized amount                          -             (15)            (10)          (204)
                                                       ----------      ----------      ----------      ---------
     Net change in unrealized gain (loss) on
       securities                                          (3,473)            833          (2,863)           385
   Less: Tax impact                                        (1,181)            283            (973)           131
                                                       ----------      ----------      ----------      ---------
     Other comprehensive income (loss)                     (2,292)            550          (1,890)           254

Comprehensive income (loss)                            $   (1,843)     $   (6,305)     $     (930)     $  (6,993)
                                                       ==========      ==========      ==========      =========


--------------------------------------------------------------------------------------------------------------------
           See Accompanying Notes to Consolidated Financial Statements


                         PREMIER FINANCIAL BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                 (IN THOUSANDS)
                                   (UNAUDITED)

--------------------------------------------------------------------------------------------------------------------

                                                                                     2004               2003
                                                                                -------------      -------------
                                                                                                     (Restated)
Cash flows from continuing operating activities
   Income (loss) from continuing operations                                     $         956      $      (7,144)
   Adjustments to reconcile income (loss) to net
     cash from continuing operating activities
       Depreciation                                                                       345                497
       Provision for loan losses                                                          509             14,045
       Amortization, net                                                                  275                403
       FHLB stock dividends                                                               (45)               (83)
       Investment securities losses (gains), net                                          (10)              (204)
       OREO writedowns (gains on sales), net                                              (70)               171
  Changes in
     Interest Receivable                                                                  657              1,089
     Other assets                                                                         153             (3,810)
     Interest Payable                                                                   1,487              1,201
     Other liabilities                                                                    145                  7
                                                                                -------------      -------------
       Net cash from continuing operating activities                                    4,402              6,172

Cash flows from continuing investing activities
   Purchases of securities available for sale                                         (45,234)           (76,490)
   Proceeds from sales of securities available for sale                                   414             13,294
   Proceeds from maturities and calls of securities available for sale                 42,359             67,236
   Purchases of FHLB stock                                                                (20)               (43)
   Net change in federal funds sold                                                      (978)            (8,606)
   Net change in loans                                                                  2,887             10,693
   Purchases of premises and equipment, net                                              (268)              (230)
   Proceeds from sale of other real estate acquired through foreclosure                 2,846              1,553
                                                                                -------------      -------------
     Net cash from continuing investing activities                                      2,006              7,407

Cash flows from continuing financing activities
   Net change in deposits                                                             (13,542)            (2,512)
   Net change in short-term borrowings                                                  2,546                  -
   Advances from Federal Home Loan Bank                                                     -              2,750
   Repayment of Federal Home Loan Bank advances                                          (847)            (3,819)
   Early redemption of guaranteed debentures                                                -             (3,000)
   Repayment of Other Borrowed Funds                                                   (1,750)              (600)
   Net change in agreements to repurchase securities                                    7,214                101
                                                                                -------------      -------------
     Net cash (used in) continuing financing activities                                (6,379)            (7,080)
                                                                                -------------      -------------

Net change in cash and cash equivalents from continuing activities                         29              6,499

Cash and cash equivalents of continuing operations at beginning of period              16,422             14,334
                                                                                -------------      -------------

Cash and cash equivalents of continuing operations at end of period             $      16,451      $      20,833
                                                                                =============      =============

--------------------------------------------------------------------------------------------------------------------
           See Accompanying Notes to Consolidated Financial Statements



                         PREMIER FINANCIAL BANCORP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                     SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                 (IN THOUSANDS)
                                   (UNAUDITED)

--------------------------------------------------------------------------------------------------------------------

                                                                                      2004               2003
                                                                                 -------------      -------------
                                                                                                      (Restated)
Supplemental disclosures of cash flow information:
   Cash paid during period for interest                                          $      3,651       $      5,552

   Loans transferred to real estate acquired through foreclosure                        2,020                595

   Net change in cash and cash equivalents of discontinued operations                    (764)                33



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


                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED, IN THOUSANDS)

--------------------------------------------------------------------------------

NOTE  1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Premier Financial Bancorp, Inc. (the Company) and its wholly owned subsidiaries:

                                                                                                  June 30, 2004
                                                                        r                          Net Income
                                                                     Year                     ------------------
                                                                   Acquired       Assets          Qtr     Six Mo.
                                                                   --------       ------          ---     -------

Citizens Deposit Bank & Trust          Vanceburg, Kentucky           1991     $   86,464      $   331    $   668
Bank of Germantown                     Germantown, Kentucky          1992         23,404           65         77
Citizens Bank (Kentucky), Inc.         Georgetown, Kentucky          1995         75,873          (24)         5
Farmers Deposit Bank                   Eminence, Kentucky            1996        100,736         (161)      (184)
Ohio River Bank                        Ironton, Ohio                 1998         78,267          200        459
First Central Bank, Inc.               Philippi, West Virginia       1998         86,508          288        545
Boone County Bank, Inc.                Madison, West Virginia        1998        156,014          552      1,061
Mt. Vernon Financial Holdings, Inc.    Huntington, West Virginia     1999          4,245           32         (1)

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

NOTE  1 - BASIS OF PRESENTATION - (continued)

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

                                                      2004             2003
                                                  ------------     -----------
                                                                    (Restated)

Income (loss) from continuing operations          $       956      $    (7,144)
Deduct:  Stock-based compensation
   expense determined under fair
   value based method                                     (23)             (16)
                                                  ------------     -----------
Pro forma income (loss)                           $       933      $    (7,160)

Basic earnings (loss) per share
   from continuing operations                     $      0.18      $     (1.37)
Pro forma basic earnings (loss) per share                0.18            (1.37)

Diluted earnings (loss) per share
   from continuing operations                     $      0.09      $     (1.37)
Pro forma diluted earnings (loss) per share              0.09            (1.37)

For the period ended June 30, 2003, stock options were not considered in the above computation because they were antidilutive.

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

NOTE  1 - BASIS OF PRESENTATION - (continued)

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

NOTE  2 - RESTATEMENT

On June 16, 2003 Premier announced that as a result of an ongoing internal investigation, it had uncovered a systemic disregard for its loan approval and credit administration policies at its Farmers Deposit Bank subsidiary and had accepted the resignation of the bank's former president. On November 7, 2003 Premier disclosed that the Securities and Exchange Commission had requested information about Premier's internal investigation. As the internal investigation progressed, many loans were charged off and additional provisions for loan losses were recorded. Premier's management, with the assistance of outside independent professionals, has conducted a further review of those loans for which significant charge offs or additional provisions were required in 2003. The purpose of this review was to determine if the facts or circumstances that gave rise to additional charge offs or provisions had been improperly concealed from senior management or improperly considered in applying management's estimates and judgments as to the adequacy of the allowance for loan losses in prior financial statement periods. The review did identify instances in which collateral securing loans had been released without proper support or notation in loan files, instances in which obligors on notes had been released from their repayment obligation without proper support or notation in loan files and instances in which delinquent loan reporting systems had been manipulated to prevent problem loans from being identified on a timely basis. Premier's senior management determined that if these circumstances had been considered in evaluating the adequacy of the allowance for loan losses in prior periods then some of the loan charge offs and additional provisions for loan losses recorded in 2003 should have been reflected in prior periods. Therefore the financial statements for the periods ended June 30, 2003 have been restated to reflect the financial statement effect of the matters that occurred in the prior periods but which were improperly concealed by subsidiary management.

--------------------------------------------------------------------------------
                                    CONTINUED

                          PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED, IN THOUSANDS)

--------------------------------------------------------------------------------

NOTE  2 - RESTATEMENT (continued)

Effect on operating results for the three and six months ended (in thousands except per share data):

                                                 Three Months       Six Months
                                                   June 2003         June 2003
                                                   Increase          Increase
Operating statement caption                       (Decrease)        (Decrease)
---------------------------                       ----------        ----------
     Interest income, loans                      $        60        $     (49)
     Provision for loan losses                        (1,518)            (498)
     Net interest income after
         provision for loan losses                     1,578              449
     Income (loss) from continuing
         operations before income taxes                1,578              449
     Provision (benefit) for income taxes                537              153
     Income (loss) from
         continuing operations                         1,041              296
     Net (loss) income                                 1,041              296
     Net (loss) income per share,
         basic and diluted                              0.20             0.06

--------------------------------------------------------------------------------
                                    CONTINUED

                          PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED, IN THOUSANDS)

--------------------------------------------------------------------------------

NOTE  3 - DISCONTINUED OPERATIONS

In the fourth quarter of 2003, the Company adopted and began to implement a plan to sell its subsidiary Citizens Bank (Kentucky), Inc. ("Citizens Bank") located in Georgetown, Kentucky. On February 13, 2004, the Company announced that it had signed a definitive agreement to sell Citizens Bank in a cash transaction valued at approximately $14,500,000. In accordance with Financial Accounting Standard 144, "Accounting for the Impairment or Disposal of Long-lived Assets", which became effective for the Company on January 1, 2002, the financial position and results of operations of Citizens Bank are removed from the detail line items in the Company's financial statements and presented separately as "discontinued operations." The sale was completed on July 1, 2004.

A condensed balance sheet and statement of operations for Citizens Bank follows (in thousands):
                                                          As of
                                               June 30             December 31
                                                 2004                  2003
                                             -----------           -----------
Assets
   Cash and federal funds sold               $     8,774           $     6,473
   Securities available for sale                  11,600                12,082
   Loans, net                                     49,141                53,886
   Premises and equipment, net                     3,006                 3,026
   Other assets                                    3,352                 3,696
                                             -----------           -----------
     Total assets                            $    75,873           $    79,163
                                             ===========           ===========

Liabilities
   Deposits                                  $    62,440           $    65,486
   Federal Home Loan Bank advances                 5,242                 5,255
   Other liabilities                                 543                   655
                                             -----------           -----------
     Total liabilities                            68,225                71,396
   Equity                                          7,648                 7,767
                                             -----------           -----------
     Total liabilities and equity            $    75,873           $    79,163
                                             ===========           ===========

                                                           For the Three                        For the Six
                                                            Months Ended                       Months Ended
                                                       June 30          June 30           June 30          June 30
                                                        2004             2003              2004             2003
                                                     ---------         ---------        ---------         ---------

Interest income                                      $     946         $   1,138        $   2,021         $   2,416
Interest expense                                           358               505              732             1,012
                                                     ---------         ---------        ---------         ---------
     Net interest income                                   588               633            1,289             1,404
Provision for loan losses                                    -                90                -               240
Non-interest income                                        217               254              434               480
Non-interest expense                                       842               915            1,719             1,804
Income tax (benefit)                                       (12)              (42)               -               (57)
                                                     ---------         ---------        ---------         ---------
     Net (loss)                                      $     (25)        $     (76)       $       4         $    (103)
                                                     =========         =========        =========         =========


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

The Company's compliance with the written agreement is being monitored by a committee which consists of three of its outside directors. As of June 30, 2004, management believes the Company is operating in compliance with the provisions of the written agreement.

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

--------------------------------------------------------------------------------
                                    CONTINUED

                          PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED, IN THOUSANDS)

--------------------------------------------------------------------------------

NOTE  4 - REGULATORY MATTERS (continued)

In accordance with the Order, the Company contributed additional capital to Farmers to ensure a 5.00% leverage ratio at December 31, 2003. The Company also submitted to the Supervisory Authorities a written capital restoration plan that incrementally increases the Bank's Tier I Leverage Ratio to 5.50% at March 31, 2004; 6.00% at June 30, 2004; 7.00% at September 30, 2004 and 8.00% at December
31, 2004. At June 30, 2004, the Bank's Tier I Leverage Ratio was 8.35%.

NOTE  5- SECURITIES

Amortized cost and fair value of securities available for sale at June 30, 2004 are summarized as follows:

                                                   Amortized        Unrealized        Unrealized           Fair
                                                      Cost             Gains            Losses            Value
  U. S. Treasury securities                     $          250    $            -   $           (1)   $           249
  U. S. agency securities                              114,873                88           (1,586)           113,375
  Obligations of states and political
     subdivisions                                        4,743               178                -              4,921
  Mortgage-backed securities                            28,708                 6             (532)            28,182
  Corporate securities                                     430                15                -                445
                                                --------------    --------------   --------------    ---------------
     Total available for sale                   $      149,004    $          287   $       (2,119)   $       147,172
                                                ==============    ==============   ===============   ===============



Amortized cost and fair value of securities available for sale at December 31, 2003 are summarized as follows:

                                                   Amortized        Unrealized        Unrealized           Fair
                                                      Cost             Gains            Losses            Value
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
                                                ==============    ==============   ===============   ===============


The investment portfolio is predominately high quality interest-bearing bonds with defined maturity dates backed by the U.S. Government or Government sponsored agencies. The unrealized losses at June 30, 2004 and December 31, 2003 are price changes resulting from changes in the interest rate environment. The unrealized losses as of both periods have occurred within the last twelve months and are not considered to be permanent declines in the value of the securities.

--------------------------------------------------------------------------------
                                    CONTINUED

                          PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED, IN THOUSANDS)

--------------------------------------------------------------------------------

NOTE  6 - LOANS

Major classifications of loans at June 30, 2004 and December 31, 2003 are summarized as follows:
                                                      2004             2003
                                                  ------------     ------------
Commercial, secured by real estate                $     99,171     $    101,325
Commercial, other                                       38,374           38,063
Real estate construction                                 6,276            5,414
Residential real estate                                125,351          126,134
Agricultural                                             2,841            3,032
Consumer and home equity                                47,569           56,216
Other                                                    2,046            1,610
                                                  ------------     ------------
                                                  $    321,628     $    331,794
                                                  ============     ============

The following table sets forth information with respect to the Company's impaired loans at June 30, 2004 and December 31, 2003.
                                                       2004             2003
                                                  ------------     ------------
Impaired loans at period end with an allowance    $     16,150     $     17,071
Impaired loan at period end with no allowance              498            3,849
Amount of allowance for loan losses allocated            3,767            8,418

The following table sets forth information with respect to the Company's nonperforming loans at June 30, 2004 and December 31, 2003.

                                                      2004             2003
                                                  ------------     ------------
Non-accrual loans                                 $      8,216     $     11,958
Accruing loans which are contractually
  past due 90 days or more                               1,156            4,137
Restructured loans                                         452              104
                                                  ------------     ------------
                                                  $      9,824     $     16,199
                                                  ============     ============

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

--------------------------------------------------------------------------------
                                    CONTINUED

                          PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED, IN THOUSANDS)

--------------------------------------------------------------------------------

NOTE  7 - ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for the three and six months ended June 30, 2004 and 2003 are as follows:
                                  Three Months Ended      Six Months Ended
                                      June 30,                June 30,
                                   2004       2003         2004       2003
                                 --------   --------     --------   --------
                                           (Restated)              (Restated)
Balance, beginning of period     $ 13,751   $  9,586     $ 14,300   $  9,698
Gross charge-offs                  (4,717)    (5,296)      (5,784)    (7,817)
Recoveries                            142        117          525        259
Provision for loan losses             374     11,778          509     14,045
                                 --------   --------     --------   --------
Balance, end of period           $  9,550   $ 16,185     $  9,550   $ 16,185
                                 ========   ========     ========   ========


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

--------------------------------------------------------------------------------
                                    CONTINUED

                          PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED, IN THOUSANDS)

--------------------------------------------------------------------------------

NOTE  8 - GUARANTEED JUNIOR SUBORDINATED INTEREST DEBENTURES (continued)

As previously disclosed, pursuant to an agreement entered into with the Federal Reserve Bank (FRB) described in Note 4, the Company is required to request approval for the payment of distributions due on the Debentures and Trust Preferred Securities. As part of a Debt Reduction and Profitability plan presented on January 6, 2003, the Company requested and received approval from the FRB to redeem $3,000,000 of the $28,750,000 outstanding Debentures and Trust Preferred Securities which occurred on March 31, 2003. However, the FRB denied the Company's request to make distributions on the remaining Debentures and Trust Preferred Securities.

The Company exercised its right to defer the payment of interest on the 9.75% Trust Preferred Securities for the quarter ending December 31, 2002 and all subsequent quarters through June 30, 2004, and for an indefinite period, which can be no longer than 20 consecutive quarterly periods. These and any future deferred distributions accrue interest at an annual rate of 9.75% which will be paid when the deferred distributions are ultimately paid. Management of Premier does not expect to resume payments on the Debentures or the Trust Preferred Securities until the Federal Reserve Bank of Cleveland determines that Premier has achieved adequate and sustained levels of profitability to support such payments and approves such payments.


NOTE  9 - STOCKHOLDERS' EQUITY AND REGULATORY MATTERS

The Company entered into an agreement with the Federal Reserve Bank of Cleveland
(FRB), as discussed in Note 4, restricting the Company from declaring or paying dividends to shareholders without prior approval from the FRB. The Company's principal source of funds for dividend payments to shareholders is dividends received from the subsidiary Banks. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year's net profits, as defined, combined with the retained net profits of the preceding two years, subject to the capital requirements and additional restrictions as discussed below. During 2004, the Banks could, without prior approval, declare dividends of approximately $1.4 million plus any 2004 net profits retained to the date of the dividend declaration.

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

--------------------------------------------------------------------------------
                                    CONTINUED

                          PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED, IN THOUSANDS)

--------------------------------------------------------------------------------

NOTE  9 - STOCKHOLDERS' EQUITY AND REGULATORY MATTERS (continued)

These quantitative measures established by regulation to ensure capital adequacy require the Company and Banks to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of June 30, 2004, that the Company and the Banks meet all quantitative capital adequacy requirements to which they are subject.

Shown below is a summary of regulatory capital ratios for the Company:

                                                                                   Regulatory     To Be Considered
                                                 June 30,        December 31,        Minimum            Well
                                                   2004              2003         Requirements       Capitalized
                                                ----------       ------------     ------------    ----------------
Tier I Capital (to Risk-Weighted Assets)           11.5%             10.6%             4.0%              6.0%
Total Capital (to Risk-Weighted Assets)            15.7%             14.8%             8.0%             10.0%
Tier I Capital (to Average Assets)                  6.9%              6.4%             4.0%              5.0%

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

Citizens Deposit Bank (Citizens) entered into a Written Agreement with the FRB on September 29, 2000 restricting Citizens from declaring or paying dividends without prior approval. This agreement is in effect until terminated by the FRB. Citizens' Tier I capital to average assets ratio was 13.0% at June 30, 2004.

Bank of Germantown (Germantown) entered into an agreement with the Kentucky Department of Financial Institutions (KDFI) and the Federal Deposit Insurance Corporation (FDIC) on June 13, 2000 restricting Germantown from declaring or paying dividends, without prior approval, if its Tier I capital to average assets falls below 8%. This agreement is in effect until terminated by the KDFI and FDIC. Germantown's Tier I capital to average assets ratio was 8.5% at June 30, 2004.

--------------------------------------------------------------------------------
                                    CONTINUED

                          PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED, IN THOUSANDS)

--------------------------------------------------------------------------------

NOTE  9 - STOCKHOLDERS' EQUITY AND REGULATORY MATTERS (continued)

Citizens Bank (Kentucky), Inc. (Citizens, KY) entered into an agreement with the Kentucky Department of Financial Institutions (KDFI) and the Federal Deposit Insurance Corporation (FDIC) on September 11, 2002 restricting Citizens, KY from declaring or paying dividends, without prior approval. This agreement is in effect until terminated by the KDFI and FDIC. Citizens KY's Tier I capital to average assets ratio was 8.7% at June 30, 2004.

Effective January 1, 2004, Farmers Deposit Bank (Farmers Deposit) was issued a C&D order by the FDIC and KDFI restricting Farmers Deposit from declaring or paying dividends, without prior approval, if its Tier I capital to average assets falls below 8.00%. The order also required Farmers Deposit to maintain a minimum 5.0% Tier I capital to average assets ratio and submit a written capital restoration plan to increase the ratio to 8.0% by December 31, 2004. This order is in effect until terminated by the KDFI and FDIC. Farmers Deposit's Tier I capital to average assets was 8.4% at June 30, 2004.

As of June 30, 2004, the most recent notification from the FRB categorized the Company and its subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum Total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the preceding table. There are no conditions or events since that notification that management believes have changed the Company's category.


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

         The following narrative discusses the continuing operations of the Company. As more fully explained in Note 3 to the consolidated financial statements above, the narrative excludes the discontinued operations of Premier's subsidiary Citizens Bank (Kentucky), Inc. On February 13, 2004, Premier signed a definitive agreement to sell the subsidiary for $14,500,000 in cash. The transaction, which was completed on July 1, 2004, should more than restore the cash reserves used by Premier in 2003 to recapitalize one of its affiliate banks; should reduce the company's total assets while increasing its total capital thus, strengthening Premier's balance sheet and should generate taxable income to be used as an offset to Premier's tax loss carryforward.

         Furthermore, comparative information for the quarter and six months ended June 30, 2003 reflect the restatement of charge-offs, provision for loan losses, interest income and income taxes as more fully explained in Note 2 of the consolidated financial statements above.

         Income from continuing operations for the six months ended June 30, 2004 was $956,000, or 18 cents per share, compared to a loss from continuing operations of $7,144,000, or $1.37 per share for the six months ended June 30, 2003. The profitability recorded in the first six months of 2004 was largely due to lower provisions for loan losses versus the same period of 2003, partially offset by lower net interest income realized in 2004. For the three months ended June 30, 2004, income from continuing operations was $474,000, or 9 cents per share, compared to a loss from continuing operations of $6,779,000 or $1.30 per share for the three months ended June 30, 2003. The profitability recorded in the second quarter of 2004 was largely due to lower provisions for loan losses and lower net overhead costs versus the second quarter of 2003, partially offset by lower net interest income realized in 2004.

         Net interest income for the six months ending June 30, 2004 totaled $8.84 million, down from the $10.03 million of net interest income earned in the first six months of 2003. Both interest income and interest expense decreased in the comparisons. Interest income declined by $2.8 million due to lower loans outstanding due to the charge-offs at Farmers Deposit Bank and other loan paydowns across the company during 2003 compounded by the higher volume of non-accrual loans at Farmers Deposit Bank. Interest expense declined by $1.6 million largely due to lower interest costs on deposits as interest bearing deposits have declined and maturing certificates of deposit have renewed at significantly lower rates due to the low interest rate environment. Interest expense savings were also realized due to the paydown of other borrowings. These savings have been partially offset by interest expense accrued on the deferred trust preferred distributions (see Note 8 to the consolidated financial statements.) As a result, the net interest margin for the six months ending June 30, 2004 was approximately 3.57% compared to 3.73% for the same period in 2003.

         Net interest income for the quarter ending June 30, 2004 totaled $4.40 million, down from the $4.93 million of net interest income earned in the second quarter of 2003. Again, both interest income and interest expense decreased in the comparisons. Interest income declined by $1.3 million due to lower loans outstanding due to the charge-offs at Farmers Deposit Bank and other loan paydowns across the company during 2003 compounded by the higher volume of non-accrual loans at Farmers Deposit Bank. Interest expense declined by $720,000 largely due to lower interest costs on deposits due to lower interest bearing deposits and as maturing certificates of deposit have renewed at significantly lower rates due to the low interest rate environment. Interest expense savings from the paydown of other borrowings have been offset by interest expense accrued on the deferred trust preferred distributions (see Note 8 to the consolidated financial statements.)

         Non-interest income increased only slightly to $1,762,000 for the first six months of 2004 compared to $1,754,000 for the first six months of 2003, as gains on the sales of securities in 2003 has been replaced by recurring revenue from service charges on deposit accounts in 2004. Securities gains totaled $204,000 in the first six months of 2003 compared to $10,000 in the same period of 2004. Excluding the securities gains, non-interest income increased $202,000 or 13.0% in the first six months of 2004. Service charges on deposit accounts increased by $331,000 or 37.3% due to a new fee structure. This increase was partially offset by a $35,000 decrease in insurance commissions and a $94,000 decrease in other types of non-interest income including fees from the origination of secondary market mortgages.

         For the quarter ending June 30, 2004, non-interest income increased $65,000 to $906,000 for the second quarter of 2004 compared to $841,000 for the second quarter of 2003. Excluding the $15,000 of investment securities gains realized in 2003, non-interest income increased 9.7%. The increase is largely due to a 25.7% or $130,000 increase in revenue from service charges on deposit accounts due to a change in fee structure during 2003, partially offset by decreases in income from insurance commissions and a decrease in other income.

         Non-interest expenses for the first six months of 2004 totaled $8,715,000 or 3.2% of average assets of continuing operations on an annualized basis compared to $8,702,000 or 2.9% of average assets of continuing operations for the same period of 2003. The slight increase in non-interest expense is largely due to a $608,000 increase in professional fees related to audit costs and legal fees associated with the SEC investigation as disclosed in the Company's annual report on Form 10-K for the year ended December 31, 2003. This increase is partially offset by lower staff costs due to employee participation in the cost of medical insurance premiums, lower occupancy and equipment costs due to lower taxes and insurance, lower depreciation expense on equipment, losses on the disposal of equipment in 2003, lower bad check losses and lower writedowns and expenses on the liquidation of other real estate owned (OREO). Taxes not on income increased by $46,000 in the first six months of 2004 due to an increase in the expense for equity based taxes. Other expenses remained relatively unchanged in total as $124,000 of accelerated amortization of issuance costs related to the early redemption of $3.0 million of the Trust Preferred Securities (NASDAQ/NMS-PFBIP) in the first quarter of 2003 have been offset by higher FDIC insurance, communications expenses and corporate insurance costs in 2004.

         Non-interest expenses for the second quarter of 2004 totaled $4,243,000 or 3.1% of average assets of continuing operations on an annualized basis compared to $4,350,000 or 2.9% of average assets of continuing operations for the same period of 2003. The decrease in non-interest expense is largely due to a decrease in staff costs due to employee participation in the cost of medical insurance premiums, lower occupancy and equipment expenses, lower bad check losses, and a net gain on the liquidation of OREO in the second quarter of 2004. These decreases were partially offset by a $255,000 increase in professional fees related to audit costs and legal fees associated with the SEC investigation, higher expenses associated with equity based taxes and an increase in other expenses including FDIC insurance, communications expenses and corporate insurance costs.

         Income tax expense was $426,000 for the first six months of 2004 compared to a tax benefit of $3.82 million for the first six months of 2003. The increase in income tax expense can be primarily attributed to the increase in pre-tax income detailed above. The annualized effective tax rate for the six months ended June 30, 2004 was 30.8%, compared to the 34.8% effective tax rate for the same period in 2003. The higher benefit rate in 2003 was the result of reduced tax expense resulting from tax exempt income. The income tax expense for the quarter ending June 30, 2004 was $213,000 compared to a tax benefit of $3.58 million during the same period of 2003.

         The annualized returns from continuing operations on shareholders' equity and on average assets were approximately 4.19% and 0.35% for the six months ended June 30, 2004 compared to a negative (25.97%) and (2.41%) for the same period in 2003.

         B.   Financial Position

         Total assets of continuing operations at June 30, 2004 decreased $5.6 million or 1.0% to $537.7 million from the $543.2 million at December 31, 2003. This decrease was largely due to declines in interest bearing deposits and loans outstanding, primarily at Farmers Deposit Bank

         Earning assets of continuing operations decreased to $489.8 million at June 30, 2004 from the $499.2 million at December 31, 2003, a decrease of $9.4 million, or 1.9%. The decrease was largely due to a $10.2 million decrease in loans outstanding and a $474,000 decline in investments. These declines were partially offset by an increase in federal funds sold.

         Cash and due from banks at June 30, 2004 was $16.5 million, a $29,000 increase from $16.4 million on December 31, 2003. Federal funds sold increased to $18.0 million from the $17.1 million reported at December 31, 2003. The increase in these liquid assets was the result of retaining liquidity from maturing investments and loan payoffs as part of Premier's interest rate management strategy. As loan principal balances have paid down, Premier has used the funds to satisfy deposit withdrawals and retained the surplus in federal funds sold to maintain its liquidity position and to fund future loan growth.

         Securities available for sale totaled $147.2 million at June 30, 2004, a $474,000 decrease from the $147.6 million at December 31, 2003. The decline was largely due to a $2.7 million decline in the market value of the investment portfolio since year-end partially offset by additional investment purchases. The decline in the market value of the investment portfolio is in response to the increase in the interest rate environment. Since Premier primarily holds interest-bearing bonds with a specific maturity date, current declines in the market value of the bonds due to rises in interest rates will gradually decrease as the bonds approach maturity. At maturity, Premier fully anticipates receiving the face value of the bonds as Premier primarily invests in instruments either backed by the U.S. Government or agencies sponsored by the U.S. Government. Premier holds no equity based investments. Additional details on investment activities can be found in the Consolidated Statements of Cash Flows.

         Total loans at June 30, 2004 were $321.6 million compared to $331.8 million at December 31, 2003, a decrease of $10.2 million. This decrease can primarily be attributed to net loan pay offs and the $5.8 million in loan charge-offs recorded during the first six months of 2004. The majority of the loan paydowns and charge-offs occurred at Farmers Deposit Bank as management continues to focus on loan collections or charging off loans that were fully reserved and deemed uncollectible. Most of Premier's other affiliate banks are either experiencing loan growth or are generating new loans at a rate similar to or slightly less than the scheduled principal payments and early payoffs by borrowers.

         Deposits totaled $441.9 million as of June 30, 2004, a $13.6 million decrease from the $455.5 million in deposits at December 31, 2003. The decrease is partially due to $6.0 million of public deposits withdrawn and placed by the depositor into repurchase agreements. Excluding this transaction, deposits decreased by $7.6 million, primarily in interest bearing deposits at Farmers Deposit Bank, as maturing out of area deposits have generally not been renewed in an effort to restructure that bank's balance sheet.

         Outstanding debt, including the Company's outstanding subordinated debentures, has decreased by $51,000 since December 31, 2003, as payments on the Company's borrowings have been substantially offset by short-term FHLB advances. Federal Home Loan Bank advances have increased by $1,699,000 due to short-term funding needs at the subsidiary banks. Other borrowed funds have declined by $1,750,000 due to scheduled principal payments plus an additional principal payment in the second quarter of 2004. See note 9 to the consolidated financial statements for additional information on the outstanding subordinated debentures.

         The following table sets forth information with respect to the Company's nonperforming assets of continuing operations at June 30, 2004 and December 31, 2003.

                                                       (In Thousands)
                                                  2004                 2003
                                             --------------        ------------
Non-accrual loans                            $        8,216        $     11,958
Accruing loans which are contractually
   past due 90 days or more                           1,156               4,137
Restructured                                            452                 104
                                             --------------        ------------
     Total non-performing loans                       9,824              16,199
Other real estate acquired through
    foreclosure                                       2,431               3,187
                                             --------------        ------------
     Total non-performing assets             $       12,255        $     19,386
                                             ==============        ============

Non-performing loans as a percentage
      of total loans                                   3.05%               4.88%

Non-performing assets as a percentage
     of total assets (of continuing operations)        2.28%               3.57%

         Total non-performing loans and non-performing assets have declined since year-end due to loan charge-offs and the development and execution of action plans for the troubled loans identified at Farmers Deposit Bank. A significant effort has been placed on reviews of loan files, efforts by lenders to bring borrowers current with the terms of their loan agreements and the sale of OREO properties. As in the past, when these plans are executed, Premier may experience increases in non-performing loans and non-performing assets. Furthermore, any resulting increases in loans placed on non-accrual status will have a negative impact on future loan interest income. Also, as these plans are executed, other loans may be identified that would necessitate additional charge-offs and potentially additional provisions for loan losses.

         The provision for loan losses was $509,000 for the first six months of 2004 compared to $14.0 million for the first six months of 2003. The significant provision for losses in the prior year was primarily the result of loan problems identified at Farmers Deposit Bank after the former president of the bank resigned. The provision for loan losses is made in accordance with Premier's policies regarding management's estimation of probable incurred losses in the loan portfolio and the adequacy of the allowance for loan losses, which are in accordance with accounting principles generally accepted in the United States of America. The provision in 2004 was the result of loan growth and the estimation of probable losses in the loan portfolio. Gross charge-offs totaled $5.8 million during the first six months of 2004. Most of these charge-offs were loans identified during the 2003 investigation (see Note 2 to the consolidated financial statements) with an allowance for losses provided for at that time. Collections efforts on these loans are continuing and any collections on these loans would be presented in future financial statements as recoveries of the amounts charged against the allowance. During the first six months of 2004, $525,000 of recoveries were recorded. For the quarter ended June 30, 2004, the provision for loan losses was $374,000 compared to $11.8 million for the same period of 2003. As a result, the allowance for loan losses at June 30, 2004 was 2.97% of total loans as compared to 4.31% at December 31, 2003. The decrease in the percentage of allowance for loan losses to total loans is largely due to sufficient loan loss reserves allocated to the loans actually charged off during the first six months of 2004.

         C.     Critical Accounting Policies

         The Company follows financial accounting and reporting policies that are in accordance with generally accepted accounting principles in the United States of America. These policies are presented in Note 1 to the consolidated audited financial statements in the Company's annual report on Form 10-K for the year ended December 31, 2003. Some of these accounting policies, as discussed below, are considered to be critical accounting policies. Critical accounting policies are those policies that require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company has identified three accounting policies that are critical accounting policies and an understanding of these policies is necessary to understand the financial statements. These policies relate to determining the adequacy of the allowance for loan losses, the impairment of goodwill, and the valuation of deferred tax assets. A detailed description of these accounting policies is contained in the Company's annual report on Form 10-K for the year ended December 31, 2003. There have been no significant changes in the application of these accounting policies since December 31, 2003.

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

         5. Maintenance of an adequate available-for-sale security portfolio. The Company owns $147.2 million of securities at market value as of June 30, 2004.

         The cash flow statements for the periods presented in the financial statements provide an indication of the Company's sources and uses of cash as well as an indication of the ability of the Company to maintain an adequate level of liquidity.

         E. Capital

         At June 30, 2004, total shareholders' equity of $44.6 million was 8.3% of total assets of continuing operations. This compares to total shareholders' equity of $45.5 million or 8.4% of total assets of continuing operations on December 31, 2003. The decline in total shareholders' equity is primarily the result of declines in the market value of securities available for sale since year-end, net of any tax benefits. See additional discussion on the decline in the market value of securities available for sale above.

         Tier I capital totaled $42.0 million at June 30, 2004, which represents a Tier I leverage ratio of 6.9%.

         Book value per share was $8.53 at June 30, 2004, and $8.70 at December 31, 2003. The decrease in book value per share was the result of $930,000 of comprehensive loss for the first six months of 2004 as net income was more than offset by the after tax decrease in the market value of investment securities available for sale.

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

         Other than the steps identified above, which are in various stages of implementation, there were no changes in internal controls over financial reporting during the second fiscal quarter that have materially affected or are reasonably likely to materially affect Premier's internal controls over financial reporting.

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

Item 1.    Legal Proceedings

     See information regarding regulatory matters in note 4 and note 9 to the consolidated financial statements

Item 2.    Changes in Securities and Use of Proceeds                   None
----------------------------------------------------

Item 3.    Defaults Upon Senior Securities                             None
------------------------------------------

Item 4.    Submission of Matters to a vote of Security Holders
--------------------------------------------------------------

           (a) Annual meeting of the Shareholders was held June 16, 2004.

           (b) All director nominees were elected.

           (c) Certain matters voted upon at the meeting and the votes cast with respect to such matters are as follows:

              (i) The following were elected as directors of the Company for a term of one year.

              Director                      Votes Received       Votes Withheld
              1. Toney K. Adkins               4,224,401             574,047
              2. Hosmer A. Brown, III          4,221,711             576,737
              3. Edsel R. Burns                4,221,901             576,547
              4. E. V. Holder, Jr.             4,222,711             575,737
              5. Charles R. Hooten, Jr.        4,221,253             577,195
              6. Keith F. Molihan              4,224,065             574,383
              7. Marshall T. Reynolds          4,222,401             576,047
              8. Neal Scaggs                   4,223,951             574,497
              9. Robert W. Walker              4,224,400             574,048
             10. Thomas W. Wright              4,224,401             574,047


             (ii) Ratification of Crowe Chizek and Company LLC as independent auditors of the Corporation for 2004. Votes for 4,766,234; votes against 26,675; votes abstaining 5,539.

Item 5.    Other Information                                           None
----------------------------

Item 6.    Exhibits and Reports on Form 8-K
-------------------------------------------

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

               April 21, 2004 - Press release announcing the Company's 2003 annual financial results.

               May 6, 2004 -    Press release reporting first quarter 2004
                                earnings.

               June 6, 2004 -   Press release regarding the continuation of the
                                deferral to pay the quarterly distributions on Premier's Trust Preferred Certificates outstanding.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PREMIER FINANCIAL BANCORP, INC.



Date: August 16, 2004                  /s/ Robert W. Walker
                                       -----------------------------------------
                                       Robert W. Walker
                                       President & Chief Executive Officer


Date: August 16, 2004                  /s/ Brien M. Chase
                                       -----------------------------------------
                                       Brien M. Chase
                                       Vice President & Chief Financial Officer