Form 10-Q
period 2004-09-30
PREMIER FINANCIAL BANCORP INC
filed 2004-11-12
CIK 887919

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

     Common stock, no par value, - 5,232,230 shares outstanding at October 31, 2004.

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


                         PREMIER FINANCIAL BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2004 AND DECEMBER 31, 2003
                             (DOLLARS IN THOUSANDS)

--------------------------------------------------------------------------------------------------------------------
                                                                                    (UNAUDITED)
                                                                                       2004                2003
                                                                                  --------------     --------------
ASSETS
Cash and due from banks                                                           $      14,536      $       16,422
Federal funds sold                                                                       30,104              17,051
Securities available for sale                                                           155,035             147,646
Loans                                                                                   324,464             331,794
   Allowance for loan losses                                                             (9,186)            (14,300)
                                                                                  --------------     --------------
        Net loans                                                                       315,278             317,494
Federal Home Loan Bank and Federal Reserve Bank stock                                     2,571               2,490
Premises and equipment, net                                                               7,509               7,956
Real estate and other property acquired through foreclosure                               1,431               3,187
Interest receivable                                                                       2,939               3,448
Goodwill                                                                                 15,816              15,816
Current year tax receivable                                                               1,411               3,695
Other assets                                                                              4,830               8,024
Assets of discontinued operation                                                              -              79,163
                                                                                  -------------      --------------
   Total assets                                                                   $     551,460      $      622,392
                                                                                  =============      ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
   Non-interest bearing                                                           $      63,260      $       59,001
   Time deposits, $100,000 over                                                          40,052              42,780
   Other interest bearing                                                               343,231             353,693
                                                                                  -------------      --------------
     Total deposits                                                                     446,543             455,474
Securities sold under agreements to repurchase                                            7,187                   -
Federal Home Loan Bank advances                                                           9,495              10,705
Other borrowed funds                                                                        950               6,200
Notes payable                                                                             1,402               1,402
Guaranteed junior subordinated interest debentures                                       26,546              26,546
Interest payable                                                                          6,223               3,902
Other liabilities                                                                         1,961               1,227
Liabilities of discontinued operation                                                         -              71,396
                                                                                  -------------      --------------
   Total liabilities                                                                    500,307             576,852

Stockholders' equity
   Preferred stock, no par value; 1,000,000 shares authorized;
     none issued or outstanding                                                               -                   -
   Common stock, no par value; 10,000,000 shares authorized;
     5,232,230 shares issued and outstanding                                              1,103               1,103
   Surplus                                                                               43,445              43,445
   Retained earnings                                                                      6,449                 311
   Accumulated other comprehensive income                                                   156                 681
                                                                                  -------------      --------------
     Total stockholders' equity                                                          51,153              45,540
                                                                                  -------------      --------------
       Total liabilities and stockholders' equity                                 $     551,460      $      622,392
                                                                                  =============      ==============


--------------------------------------------------------------------------------------------------------------------
           See Accompanying Notes to Consolidated Financial Statements


                         PREMIER FINANCIAL BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

--------------------------------------------------------------------------------------------------------------------
                                                      Three Months Ended                  Nine Months Ended
                                                         September 30,                      September 30,
                                                     2004             2003              2004              2003
                                                 -----------      -----------       -----------      -----------
                                                                   (Restated)                          (Restated)
Interest income
   Loans, including fees                         $     5,658      $     6,522       $    17,249      $    20,692
   Securities available for sale
     Taxable                                           1,134              878             3,250            2,821
     Tax-exempt                                           48              160               182              540
   Federal funds sold and other                          111              105               251              396
                                                 -----------      -----------       -----------      -----------
     Total interest income                             6,951            7,665            20,932           24,449

Interest expense
   Deposits                                            1,554            2,000             4,730            6,702
   Other borrowings                                      225              305               731              956
   Debentures                                            754              689             2,209            2,089
                                                 -----------      -----------       -----------      -----------
     Total interest expense                            2,533            2,994             7,670            9,747
                                                 -----------      -----------       -----------      -----------

Net interest income                                    4,418            4,671            13,262           14,702
Provision for loan losses                                162            4,343               671           18,388
                                                 -----------      -----------       -----------      -----------
Net interest income after
   provision for loan losses                           4,256              328            12,591           (3,686)

Non-interest income
   Service charges                                       647              628             1,866            1,516
   Insurance commissions                                   9               31                45              102
   Securities gains                                        -                2                10              206
   Other                                                 228              264               725              855
                                                 -----------      -----------       -----------      -----------
                                                         884              925             2,646            2,679
Non-interest expenses
   Salaries and employee benefits                      2,211            2,090             6,604            6,650
   Occupancy and equipment expenses                      711              571             1,726            1,711
   Professional fees                                     485              318             1,551              776
   Taxes, other than payroll, property and income        146              144               436              388
   Write-downs, expenses, and (gains) or losses
     on sales of other real estate owned, net            (35)              29                15              287
   Supplies                                               99              102               277              281
   Bad check losses                                       27              206                73              395
   Other expenses                                        839              778             2,516            2,452
                                                 -----------      -----------       -----------      -----------
                                                       4,483            4,238            13,198           12,940
                                                 -----------      -----------       -----------      -----------
Income (loss) from continuing operations
   before income taxes                                   657           (2,985)            2,039          (13,947)
Provision (benefit) for income taxes                     209           (1,108)              635           (4,926)
                                                 -----------      -----------       -----------      -----------

Income (loss) from continuing operations                 448           (1,877)            1,404           (9,021)
                                                 -----------      -----------       -----------      -----------

Discontinued operation
   Income (loss) from operation of
     discontinued component                                -               30                 4             (130)
   Gain on sale of discontinued operation              6,664                -             6,664                -
   Provison (benefit) for income taxes                 1,934                9             1,934              (48)
                                                 -----------      -----------       -----------      -----------
   Income (loss) from discontinued operation           4,730               21             4,734              (82)
                                                 -----------      -----------       -----------      -----------
Net income (loss)                                $     5,178      $    (1,856)      $     6,138      $    (9,103)
                                                 ===========      ===========       ===========      ===========

--------------------------------------------------------------------------------------------------------------------
           See Accompanying Notes to Consolidated Financial Statements


                         PREMIER FINANCIAL BANCORP, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (continued)
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

--------------------------------------------------------------------------------------------------------------------
                                                      Three Months Ended                  Nine Months Ended
                                                         September 30,                      September 30,
                                                    2004              2003              2004              2003
                                                 -----------      -----------       -----------      -----------
                                                                   (Restated)                          (Restated)

Weighted average shares outstanding:
   Basic                                              5,232             5,232             5,232            5,232
   Diluted                                            5,237             5,232             5,235            5,232

Earnings (loss) per share from continuing operations:
   Basic                                         $     0.09       $     (0.36)      $      0.27       $    (1.72)
   Diluted                                             0.09             (0.36)             0.27            (1.72)

Earnings (loss) per share from discontinued operation:
   Basic                                         $     0.90       $      0.00       $      0.90       $    (0.02)
   Diluted                                             0.90              0.00              0.90            (0.02)

Net earnings (loss) per share:
   Basic                                         $     0.99       $     (0.36)      $      1.17       $    (1.74)
   Diluted                                             0.99             (0.36)             1.17            (1.74)


--------------------------------------------------------------------------------------------------------------------
           See Accompanying Notes to Consolidated Financial Statements


                         PREMIER FINANCIAL BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                 (IN THOUSANDS)
                                   (UNAUDITED)

--------------------------------------------------------------------------------------------------------------------
                                                             Three Months Ended              Nine Months Ended
                                                                September 30,                  September 30,
                                                          2004            2003            2004            2003
                                                       ----------      ----------      ----------      ---------
                                                                        (Restated)                     (Restated)

Net income (loss)                                      $    5,178      $   (1,856)     $    6,138      $  (9,103)

Other comprehensive income (loss):
   Unrealized gains and (losses) arising during
     the period                                             2,067             625            (785)         1,329
   Reclassification of realized amount                          -              (2)            (10)          (206)
                                                       ----------      ----------      ----------      ---------
     Net change in unrealized gain (loss) on
       securities                                           2,067             623            (795)         1,123
   Less: Tax impact                                           703             212            (270)           382
                                                       ----------      ----------      ----------      ---------
     Other comprehensive income (loss)                      1,364             411            (525)           741
                                                       ----------      ----------      ----------      ---------

Comprehensive income (loss)                            $    6,542      $   (1,445)     $    5,613      $  (8,362)
                                                       ==========      ==========      ==========      =========


--------------------------------------------------------------------------------------------------------------------
           See Accompanying Notes to Consolidated Financial Statements



                         PREMIER FINANCIAL BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                 (IN THOUSANDS)
                                   (UNAUDITED)

--------------------------------------------------------------------------------------------------------------------

                                                                                     2004               2003
                                                                                -------------      -------------
                                                                                                     (Restated)
Cash flows from continuing operating activities
   Income (loss) from continuing operations                                     $       1,404      $      (9,021)
   Adjustments to reconcile income (loss) to net
     cash from continuing operating activities
       Depreciation and impairment of real estate                                         846                723
       Provision for loan losses                                                          671             18,388
       Amortization, net                                                                  396                401
       FHLB stock dividends                                                               (67)              (109)
       Investment securities losses (gains), net                                          (10)              (206)
       OREO (gains on sales) writedowns, net                                              (76)               214
   Changes in
     Interest Receivable                                                                  509              1,837
     Other assets                                                                       3,743             (4,929)
     Interest Payable                                                                   2,321              1,927
     Other liabilities                                                                    734                106
                                                                                -------------      -------------
       Net cash from continuing operating activities                                   10,471              9,331

Cash flows from continuing investing activities
   Purchases of securities available for sale                                         (56,712)           (98,833)
   Proceeds from sales of securities available for sale                                   414             13,294
   Proceeds from maturities and calls of securities available
     for sale                                                                          47,923             92,674
   Purchases of FHLB stock, net of redemptions                                            (14)               (72)
   Proceeds from sale of subsidiary                                                    14,311                  -
   Net change in federal funds sold                                                   (13,053)           (22,073)
   Net change in loans                                                                   (790)            22,320
   Purchases of premises and equipment, net                                              (399)              (346)
   Proceeds from sale of other real estate acquired
     through foreclosure                                                                4,167              2,061
                                                                                -------------      -------------
     Net cash from continuing investing activities                                     (4,153)             9,025

Cash flows from continuing financing activities
   Net change in deposits                                                              (8,931)            (8,953)
   Advances from Federal Home Loan Bank                                                     -              2,750
   Repayment of Federal Home Loan Bank advances                                        (1,210)            (7,265)
   Early redemption of guaranteed debentures                                                -             (3,000)
   Repayment of Other Borrowed Funds                                                   (5,250)            (1,050)
   Net change in agreements to repurchase securities                                    7,187               (255)
                                                                                -------------      --------------
     Net cash (used in) continuing financing activities                                (8,204)           (17,773)
                                                                                --------------     --------------

Net change in cash and cash equivalents
   from continuing activities                                                          (1,886)               583

Cash and cash equivalents of continuing operations
   at beginning of period                                                              16,422             14,334
                                                                                -------------      -------------

Cash and cash equivalents of continuing operations at end of period             $      14,536      $      14,917
                                                                                =============      =============

--------------------------------------------------------------------------------------------------------------------
           See Accompanying Notes to Consolidated Financial Statements



                         PREMIER FINANCIAL BANCORP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                  NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                 (IN THOUSANDS)
                                   (UNAUDITED)

--------------------------------------------------------------------------------------------------------------------

                                                                                     2004               2003
                                                                                -------------      -------------
                                                                                                     (Restated)
Supplemental disclosures of cash flow information:
   Cash paid during period for interest                                         $       5,349      $       7,820

   Loans transferred to real estate acquired through foreclosure                        2,335              1,663

   Net change in cash and cash equivalents of discontinued operations                  (5,306)               651

   Tax refunds received                                                                 3,132                  -



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

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED, IN THOUSANDS)

--------------------------------------------------------------------------------

NOTE  1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Premier Financial Bancorp, Inc. (the Company) and its wholly owned subsidiaries:

                                                                                                  Sept 30, 2004
                                                                                                    Net Income
                                                                     Year                      ------------------
                                                                   Acquired       Assets         Qtr      Nine Mo.
                                                                   --------       ------       ------     -------

Citizens Deposit Bank & Trust          Vanceburg, Kentucky           1991     $   89,301      $   316    $   984
Bank of Germantown                     Germantown, Kentucky          1992         23,070           60        137
Farmers Deposit Bank                   Eminence, Kentucky            1996         95,003         (113)      (297)
Ohio River Bank                        Ironton, Ohio                 1998         84,441          220        679
First Central Bank, Inc.               Philippi, West Virginia       1998         86,871          297        842
Boone County Bank, Inc.                Madison, West Virginia        1998        167,437          531      1,592
Mt. Vernon Financial Holdings, Inc.    Huntington, West Virginia     1999          3,628           23         22

The Company also has a data processing subsidiary, Premier Data Services, Inc., and the PFBI Capital Trust unconsolidated subsidiary as discussed in Note 8. In accordance with FASB Interpretation No. 46, the Trust is no longer consolidated with the Company. All other intercompany transactions and balances have been eliminated.

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

                                                      2004             2003
                                                  ------------     -----------
                                                                    (Restated)

Income (loss) from continuing operations           $     1,404      $    (9,021)
Deduct:  Stock-based compensation
   expense determined under fair
   value based method                                      (36)             (23)
                                                  ------------     ------------
Pro forma income (loss)                            $     1,368      $    (9,044)

Basic earnings (loss) per share
   from continuing operations                      $      0.27      $     (1.72)
Pro forma basic earnings (loss) per share                 0.26            (1.73)

Diluted earnings (loss) per share
   from continuing operations                      $      0.27      $     (1.72)
Pro forma diluted earnings (loss) per share               0.26            (1.73)

For the period ended September 30, 2003, stock options were not considered in the computation of diluted loss per share because they were antidilutive.

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

NOTE  2 - RESTATEMENT

On June 16, 2003 Premier announced that as a result of an ongoing internal investigation, it had uncovered a systemic disregard for its loan approval and credit administration policies at its Farmers Deposit Bank subsidiary and had accepted the resignation of the bank's former president. On November 7, 2003 Premier disclosed that the Securities and Exchange Commission had requested information about Premier's internal investigation. As the internal investigation progressed, many loans were charged off and additional provisions for loan losses were recorded. Premier's management, with the assistance of outside independent professionals, has conducted a further review of those loans for which significant charge offs or additional provisions were required in 2003. The purpose of this review was to determine if the facts or circumstances that gave rise to additional charge offs or provisions had been improperly concealed from senior management or improperly considered in applying management's estimates and judgments as to the adequacy of the allowance for loan losses in prior financial statement periods. The review did identify instances in which collateral securing loans had been released without proper support or notation in loan files, instances in which obligors on notes had been released from their repayment obligation without proper support or notation in loan files and instances in which delinquent loan reporting systems had been manipulated to prevent problem loans from being identified on a timely basis. Premier's senior management determined that if these circumstances had been considered in evaluating the adequacy of the allowance for loan losses in prior periods then some of the loan charge offs and additional provisions for loan losses recorded in 2003 should have been reflected in prior periods. Therefore the financial statements for the periods ended September 30, 2003 have been restated to reflect the financial statement effect of the matters that occurred in the prior periods but which were improperly concealed by subsidiary management.

--------------------------------------------------------------------------------
                                    CONTINUED

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED, IN THOUSANDS)

--------------------------------------------------------------------------------

NOTE  2 - RESTATEMENT (continued)

Effect on operating results for the three and nine months ended (in thousands except per share data):

                                                 Three Months       Nine Months
                                                   Sept 2003         Sept 2003
                                                   Increase          Increase
Operating statement caption                       (Decrease)        (Decrease)
---------------------------                       ----------        ----------
     Interest income, loans                      $       145      $        96
     Provision for loan losses                        (3,672)          (4,170)
     Net interest income after
         provision for loan losses                     3,817            4,266
     Income (loss) from continuing
         operations before income taxes                3,817            4,266
     Provision (benefit) for income taxes              1,298            1,451
     Income (loss) from
         continuing operations                         2,519            2,815
     Net (loss) income                                 2,519            2,815
     Net (loss) income per share,
         basic and diluted                              0.48             0.54


--------------------------------------------------------------------------------
                                    CONTINUED

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED, IN THOUSANDS)

--------------------------------------------------------------------------------

NOTE  3 - DISCONTINUED OPERATION

In the fourth quarter of 2003, the Company adopted and began to implement a plan to sell its subsidiary Citizens Bank (Kentucky), Inc. ("Citizens Bank") located in Georgetown, Kentucky. On February 13, 2004, the Company announced that it had signed a definitive agreement to sell Citizens Bank in a cash transaction valued at approximately $14,500,000. In accordance with Financial Accounting Standard 144, "Accounting for the Impairment or Disposal of Long-lived Assets", which became effective for the Company on January 1, 2002, the financial position and results of operations of Citizens Bank are removed from the detail line items in the Company's financial statements and presented separately as "discontinued operations." The sale was completed on July 1, 2004. The $6,664,000 gain on the sale and $1,934,000 of income taxes accrued on the gain is reported on the income statement in the section titled discontinued operation for the three months and nine months ended September 30, 2004.

A condensed balance sheet and statement of operations for Citizens Bank follows (in thousands):
                                               Sold on                As of
                                                July 1              December 31
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
                                             ===========           ===========

                                                           For the Three                       For the Nine
                                                            Months Ended                       Months Ended
                                                       Sept 30          Sept 30           Sept 30          Sept 30
                                                        2004              2003             2004              2003
                                                     ---------         ---------        ---------         ---------

Interest income                                      $       -         $   1,135        $   2,021         $   3,551
Interest expense                                             -               454              732             1,466
                                                     ---------         ---------        ---------         ---------
     Net interest income                                     -               681            1,289             2,085
Provision for loan losses                                    -                 -                -               240
Non-interest income                                          -               233              434               713
Gain on the sale of discontinued operation               6,664                 -            6,664                 -
Non-interest expense                                         -               884            1,719             2,688
Income tax (benefit)                                     1,934                 9            1,934               (48)
                                                     ---------         ---------        ---------         ----------
     Net income (loss)                               $   4,730         $      21        $   4,734         $     (82)
                                                     =========         =========        =========         ==========

--------------------------------------------------------------------------------
                                    CONTINUED

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED, IN THOUSANDS)

--------------------------------------------------------------------------------

NOTE  3 - DISCONTINUED OPERATION (continued)

The parent company leased a building to Citizens Bank to be used in its operations. The purchaser of the subsidiary chose not to continue the lease. As a result, the building was placed on the market to be sold. The market value was less than the carrying value of the building and therefore, in accordance with FAS 144, Accounting for Long-lived Assets, a $165,000 charge to operating earnings was recorded. This expense is included on the income statement in the caption "Occupancy and equipment expenses" for the three and nine month periods ended September 30, 2004. The building was sold in October 2004.

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

The Company's compliance with the written agreement is being monitored by a committee which consists of three of its outside directors. As of September 30, 2004, management believes the Company is operating in compliance with the provisions of the written agreement.


--------------------------------------------------------------------------------
                                    CONTINUED

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED, IN THOUSANDS)

--------------------------------------------------------------------------------

NOTE  4 - REGULATORY MATTERS (continued)

On December 22, 2003, the Company's subsidiary Farmers Deposit Bank - Eminence, Kentucky (the Bank), was issued a Cease and Desist order (Order) by the Federal Deposit Insurance Corporation (FDIC) and the Kentucky Office of Financial Institutions (KOFI) [collectively referred to as "Supervisory Authorities"] related to activities of the bank's former president. The Order, effective January 1, 2004, requires the Bank to cease and desist from the following:
   (a) Operating with management whose policies and procedures are detrimental to the Bank and jeopardize the safety of its deposits;
   (b) Operating with an inadequate level of capital protection for the kind and quality of assets held by the Bank;
   (c) Operating with a large volume of adversely classified loans or assets and/or delinquent loans and/or non-accrual loans;
   (d) Operating with an inadequate allowance for loan and lease losses for the volume, kind and quality of loans and leases held by the Bank;
   (e) Engaging in hazardous lending and lax collection practices;
   (f) Operating with inadequate provisions for liquidity and funds management;
   (g) Operating with disregard of routine and controls policies;
   (h) Operating in such a manner as to produce operating losses; and
   (i) Violating laws and/or regulations cited in the most recent Report of Examination issued by the FDIC ("Report").

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


--------------------------------------------------------------------------------
                                    CONTINUED

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED, IN THOUSANDS)

--------------------------------------------------------------------------------

NOTE  4 - REGULATORY MATTERS (continued)

In accordance with the Order, the Company contributed additional capital to Farmers to ensure a 5.00% leverage ratio at December 31, 2003. The Company also submitted to the Supervisory Authorities a written capital restoration plan that incrementally increases the Bank's Tier I Leverage Ratio to 5.50% at March 31, 2004; 6.00% at June 30, 2004; 7.00% at September 30, 2004 and 8.00% at December
31, 2004. At September 30, 2004, the Bank's Tier I Leverage Ratio was 9.00%.

NOTE  5- SECURITIES

Amortized cost and fair value of securities available for sale, at September 30, 2004 are summarized as follows:

                                                   Amortized        Unrealized        Unrealized           Fair
                                                      Cost             Gains            Losses            Value
  U. S. Treasury securities                     $          250    $            -   $            -    $           250
  U. S. agency securities                              122,481               252             (434)           122,299
  Obligations of states and political
     subdivisions                                        4,338               232                -              4,570
  Mortgage-backed securities                            27,299               259              (83)            27,475
  Corporate securities                                     429                12                -                441
                                                --------------    --------------   --------------    ---------------
     Total available for sale                   $      154,797    $          755   $         (517)   $       155,035
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
                                                ==============    ==============   ===============   ===============


The investment portfolio is predominately high quality interest-bearing bonds with defined maturity dates backed by the U.S. Government or Government sponsored agencies. The unrealized losses at September 30, 2004 and December 31, 2003 are price changes resulting from changes in the interest rate environment. The unrealized losses as of both periods have occurred within the last twelve months and are not considered to be other than temporary declines in the value of the securities.


--------------------------------------------------------------------------------
                                    CONTINUED

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED, IN THOUSANDS)

--------------------------------------------------------------------------------

NOTE  6 - LOANS

Major classifications of loans at September 30, 2004 and December 31, 2003 are summarized as follows:
                                                      2004             2003
                                                  ------------     ------------
Commercial, secured by real estate                $    100,565     $    101,325
Commercial, other                                       41,279           38,063
Real estate construction                                 7,438            5,414
Residential real estate                                124,748          126,134
Agricultural                                             2,950            3,032
Consumer and home equity                                46,084           56,216
Other                                                    1,400            1,610
                                                  ------------     ------------

                                                  $    324,464     $    331,794
                                                  ============     ============

The following table sets forth information with respect to the Company's impaired loans at September 30, 2004 and December 31, 2003.

                                                      2004             2003
                                                  ------------     ------------
Impaired loans at period end with an allowance    $     16,541     $     17,071
Impaired loan at period end with no allowance              268            3,849
Amount of allowance for loan losses allocated            3,328            8,418

The following table sets forth information with respect to the Company's nonperforming loans at September 30, 2004 and December 31, 2003.

                                                      2004             2003
                                                  ------------     ------------
Non-accrual loans                                 $      9,467     $     11,958
Accruing loans which are contractually
  past due 90 days or more                               1,020            4,137
Restructured loans                                         252              104
                                                  ------------     ------------

                                                  $     10,739     $     16,199
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


--------------------------------------------------------------------------------
                                    CONTINUED

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED, IN THOUSANDS)

--------------------------------------------------------------------------------

NOTE  7 - ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for the three and nine months ended September 30, 2004 and 2003 are as follows:
                                 Three Months Ended        Nine Months Ended
                                     September 30,           September 30,
                                   2004       2003         2004       2003
                                 --------   --------     --------   --------
                                           (Restated)              (Restated)
Balance, beginning of period     $  9,550   $ 16,185     $ 14,300   $  9,698
Gross charge-offs                    (791)    (7,637)      (6,576)   (15,455)
Recoveries                            265        130          791        390
Provision for loan losses             162      4,343          671     18,388
                                 --------   --------     --------   --------
Balance, end of period           $  9,186   $ 13,021     $  9,186   $ 13,021
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

The Company exercised its right to defer the payment of interest on the 9.75% Trust Preferred Securities for the quarter ending December 31, 2002 and all subsequent quarters through September 30, 2004, and for an indefinite period, which can be no longer than 20 consecutive quarterly periods. These and any future deferred distributions accrue interest at an annual rate of 9.75% which will be paid when the deferred distributions are ultimately paid. Management of Premier does not expect to resume payments on the Debentures or the Trust Preferred Securities until the Federal Reserve Bank of Cleveland determines that Premier has achieved adequate and sustained levels of profitability to support such payments and approves such payments.

In a letter dated June 22, 2004, Premier requested permission from the FRB to pay all of the current and accumulated deferred distributions on its Trust Preferred Securities as of and through the quarter ending September 30, 2004. The FRB subsequently asked management to analyze a partial redemption of the $25,750,000 (1,030,000 shares) outstanding. The analysis determined that approximately $4,500,000 of the Trust Preferred Securities could be redeemed using an equivalent total cash outlay quantified in Premier's original June 22nd request. After evaluating both alternatives, the FRB granted Premier permission to redeem $4,500,000 of the outstanding Trust Preferred Securities and denied Premier's original request to pay all of the accumulated deferred distributions through September 30, 2004. A partial early redemption requires Premier to pay all of the current and deferred distributions owed on the amount to be redeemed. Accordingly, Premier will continue to exercise its right to defer distributions on the remaining $21,250,000 Trust Preferred Securities outstanding after the partial redemption. The $4,500,000 early redemption was completed on October 15, 2004.

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

These quantitative measures established by regulation to ensure capital adequacy require the Company and Banks to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of September 30, 2004, that the Company and the Banks meet all quantitative capital adequacy requirements to which they are subject.

Shown below is a summary of regulatory capital ratios for the Company:
                                                                                   Regulatory     To Be Considered
                                               September 3        December 31,       Minimum            Well
                                                   2004              2003         Requirements       Capitalized
                                                ----------       ------------     ------------    ----------------
Tier I Capital (to Risk-Weighted Assets)           16.1%             10.6%             4.0%              6.0%
Total Capital (to Risk-Weighted Assets)            20.1%             14.8%             8.0%             10.0%
Tier I Capital (to Average Assets)                  9.5%              6.4%             4.0%              5.0%

The capital amounts and classifications are also subject to qualitative judgments by the regulators. As a result of these qualitative judgments, the Company and one of the Company's subsidiaries have entered into agreements with the applicable regulatory authorities which provide for additional restrictions on their respective capital levels and the payment of dividends. The Company entered into an agreement with the Federal Reserve Bank of Cleveland (FRB), as discussed in Note 4, restricting the Company from declaring or paying dividends without prior approval from the FRB. An additional provision of this agreement requires prior approval from the FRB before the Company increases its borrowings or incurs any debt. This agreement is in effect until terminated by the FRB.



--------------------------------------------------------------------------------
                                    CONTINUED

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED, IN THOUSANDS)

--------------------------------------------------------------------------------

NOTE  9 - STOCKHOLDERS' EQUITY AND REGULATORY MATTERS (continued)

Citizens Deposit Bank (Citizens) entered into a Written Agreement with the FRB on September 29, 2000 restricting Citizens from declaring or paying dividends without prior approval. This agreement was in effect until terminated by the FRB. The FRB found that Citizens had met all of the objectives of the agreement and, accordingly, terminated the agreement on October 25, 2004.

Bank of Germantown (Germantown) entered into an agreement with the Kentucky Office of Financial Institutions (KOFI) and the Federal Deposit Insurance Corporation (FDIC) on June 13, 2000 restricting Germantown from declaring or paying dividends, without prior approval, if its Tier I capital to average assets falls below 8%. The KOFI and FDIC found that Germantown had met all of the objectives of the agreement and, accordingly, terminated the agreement on August 9, 2004.

Effective January 1, 2004, Farmers Deposit Bank (Farmers Deposit) was issued a Cease and Desist order by the FDIC and KOFI restricting Farmers Deposit from declaring or paying dividends, without prior approval, if its Tier I capital to average assets falls below 8.00%. The order also required Farmers Deposit to maintain a minimum 5.0% Tier I capital to average assets ratio and submit a written capital restoration plan to increase the ratio to 8.0% by December 31, 2004. This order is in effect until terminated by the KOFI and FDIC. Farmers Deposit's Tier I capital to average assets was 9.0% at September 30, 2004.

As of September 30, 2004, the most recent notification from the FRB categorized the Company and its subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum Total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the preceding table. There are no conditions or events since that notification that management believes have changed the Company's category.


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

         The following narrative discusses the continuing operations of the Company. As more fully explained in Note 3 to the consolidated financial statements above, the narrative excludes the discontinued operations of Premier's subsidiary Citizens Bank (Kentucky), Inc. On February 13, 2004, Premier signed a definitive agreement to sell the subsidiary for $14,500,000 in cash. The transaction, which was completed on July 1, 2004, restored the cash reserves used by Premier in 2003 to recapitalize one of its affiliate banks; strengthened Premier's balance sheet by reducing the company's total assets while increasing its total capital, and generated taxable income to be used as a partial offset to Premier's tax loss carryforward.

         Furthermore, comparative information for the quarter and nine months ended September 30, 2003 reflect the restatement of charge-offs, provision for loan losses, interest income and income taxes as more fully explained in Note 2 of the consolidated financial statements above.

         Income from continuing operations for the nine months ended September 30, 2004 was $1,404,000, or 27 cents per share, compared to a loss from continuing operations of ($9,021,000), or ($1.72) per share for the nine months ended September 30, 2003. The profitability recorded in the first nine months of 2004 was largely due to lower provisions for loan losses versus the same period of 2003, partially offset by lower net interest income and slightly higher non-interest expense realized in 2004. For the three months ended September 30, 2004, income from continuing operations was $448,000, or 9 cents per share, compared to a loss from continuing operations of ($1,877,000) or ($0.36) per share for the three months ended September 30, 2003. The profitability recorded in the third quarter of 2004 was largely due to lower provisions for loan losses versus the third quarter of 2003, partially offset by lower net interest income and higher non-interest expenses realized in 2004.

         Net interest income for the nine months ending September 30, 2004 totaled $13.26 million, down from the $14.7 million of net interest income earned in the first nine months of 2003. Both interest income and interest expense decreased in the comparisons. Interest income declined by $3.5 million due to lower loans outstanding due to the charge-offs at Farmers Deposit Bank and other loan paydowns across the company during 2003 compounded by the higher volume of non-accrual loans at Farmers Deposit Bank during the nine months of 2004. Interest expense declined by $2.0 million largely due to lower interest costs on deposits as interest bearing deposits have declined and maturing certificates of deposit have renewed at significantly lower rates due to the low interest rate environment. Interest expense savings were also realized due to the paydown of other borrowings. These savings have been partially offset by interest expense accrued on the deferred trust preferred distributions (see Note 8 to the consolidated financial statements.) As a result, the net interest margin for the nine months ending September 30, 2004 was approximately 3.55% compared to 3.69% for the same period in 2003.

         Net interest income for the quarter ending September 30, 2004 totaled $4.42 million, down from the $4.67 million of net interest income earned in the third quarter of 2003. Again, both interest income and interest expense decreased in the comparisons. Interest income declined by $714,000 due to lower loans outstanding due to the charge-offs at Farmers Deposit Bank and other loan paydowns across the company during 2003 and early 2004 compounded by the higher volume of non-accrual loans at Farmers Deposit Bank during the three months of 2004. Interest expense declined by $461,000 largely due to lower interest costs on deposits due to lower interest bearing deposits and as maturing certificates of deposit have renewed at significantly lower rates due to the low interest rate environment. Interest expense savings from the paydown of other borrowings have been offset by interest expense accrued on the deferred trust preferred distributions (see Note 8 to the consolidated financial statements.)

         Non-interest income remained relatively unchanged at $2,646,000 for the first nine months of 2004 compared to $2,679,000 for the first nine months of 2003, as non-recurring gains on the sales of securities in 2003 have been replaced by recurring revenue from service charges on deposit accounts in 2004. Securities gains totaled $206,000 in the first nine months of 2003 compared to $10,000 in the same period of 2004. Excluding the securities gains, non-interest income increased by $163,000 or 6.6% in the first nine months of 2004. Service charges on deposit accounts increased by $350,000 or 23.1% due to a new fee structure. This increase was partially offset by a $57,000 decrease in insurance commissions and a $130,000 decrease in other types of non-interest income including fees from the origination of secondary market mortgages.

         For the quarter ending September 30, 2004, non-interest income decreased by $41,000 to $884,000 compared to $925,000 for the third quarter of 2003. Excluding the $2,000 of investment securities gains realized in the third quarter of 2003, non-interest income decreased 4.2% in the third quarter of 2004. The decrease is largely due to decreases in income from insurance commissions and a decrease in other income, partially offset by a 3.0% or $19,000 increase in revenue from service charges on deposit accounts due to a change in fee structure during 2003.

         Non-interest expenses for the first nine months of 2004 totaled $13,198,000 or 3.2% of average assets of continuing operations on an annualized basis compared to $12,940,000 or 3.0% of average assets of continuing operations for the same period of 2003. The slight increase in non-interest expense is largely due to a $775,000 increase in professional fees related to audit costs and legal fees associated with the SEC investigation disclosed in the Company's annual report on Form 10-K for the year ended December 31, 2003 and a $165,000 impairment writedown on facilities listed for sale included in occupancy expense. These increases are partially offset by lower staff costs due to savings from employee participation in the cost of medical insurance premiums more than offsetting increased salary and wages expense; lower depreciation expense on equipment, lower bad check losses and lower writedowns and expenses on the liquidation of other real estate owned (OREO). Taxes not on income increased by $48,000 in the first nine months of 2004 due to an increase in the expense for equity based taxes. Other expenses increased by $64,000 in total, as lower collection expenses in 2004 and $124,000 of accelerated amortization of issuance costs related to the early redemption of $3.0 million of the Trust Preferred Securities (NASDAQ/NMS-PFBIP) in the first quarter of 2003 have been offset by higher FDIC insurance, communications expenses and corporate insurance costs in 2004.

         Non-interest expenses for the third quarter of 2004 totaled $4,483,000 or 3.3% of average assets of continuing operations on an annualized basis compared to $4,238,000 or 3.0% of average assets of continuing operations for the same period of 2003. The increase in non-interest expense is largely due to a $165,000 impairment writedown on facilities listed for sale included in occupancy expense, a $167,000 increase in professional fees related to legal fees associated with the SEC investigation, and a $121,000 increase in salary costs and related employment taxes. These increases were partially offset by employee participation in the cost of medical insurance premiums, lower bad check losses, and a net gain on the liquidation of OREO in the third quarter of 2004. Other expenses increased $61,000 largely due to increased FDIC insurance, communications expenses, ATM & credit card processing costs, postage and corporate insurance costs.

         Income tax expense was $635,000 for the first nine months of 2004 compared to a tax benefit of $4.93 million for the first nine months of 2003. The increase in income tax expense can be primarily attributed to the increase in pre-tax income detailed above. The annualized effective tax rate for the nine months ended September 30, 2004 was 31.2%, compared to the 35.3% effective tax rate for the same period in 2003. The higher benefit rate in 2003 was the result of reduced tax expense resulting from tax exempt income. The income tax expense for the quarter ending June 30, 2004 was $209,000 compared to a tax benefit of $1.1 million during the same period of 2003.

         The annualized returns from continuing operations on shareholders' equity and on average assets were approximately 3.97% and 0.34% for the nine months ended September 30, 2004 compared to a negative (22.83%) and (2.06%) for the same period in 2003.


         B.   Financial Position

         Total assets of continuing operations at September 30, 2004 increased $8.2 million or 1.5% to $551.5 million from the $543.2 million at December 31, 2003. This increase was largely due to the proceeds from the sale of one of the Company's subsidiary banks on July 1, 2004.

         Earning assets of continuing operations increased to $512.5 million at September 30, 2004 from the $499.2 million at December 31, 2003, an increase of $13.3 million, or 2.7%. The increase was largely due to a $13.1 million increase in federal funds sold and a $7.4 million increase in investments. Partially offsetting the increase was the $7.3 million decline in loans outstanding since year-end.

         Cash and due from banks at September 30, 2004 was $14.5 million, a $1.9 million decrease from $16.4 million on December 31, 2003, as surplus funds were employed in short-term interest-bearing federal funds sold. Federal funds sold increased to $30.1 million from the $17.1 million reported at December 31, 2003. The increase in federal funds sold was the result of retaining liquidity from the sale of the bank subsidiary in July to be used for the early redemption of trust preferred securities on October 15, 2004. Also, as loan principal balances have paid down, Premier has used the funds to satisfy deposit withdrawals and retained the surplus in federal funds sold to maintain its liquidity position and to fund future loan growth.

         Securities available for sale totaled $155.0 million at September 30, 2004, a $7.4 million increase from the $147.6 million at December 31, 2003. The increase was largely due to the investment of proceeds from income tax refunds and the reinvestment of loan collection proceeds at Farmers Deposit bank, as management continues the process of restoring the financial condition of the bank. Also impacting the investment portfolio was a $600,000 decline in the market value of the investment portfolio since year-end 2003. During the third quarter, market values of the investment portfolio rebounded from the $1.8 million net unrealized loss at June 30, 2004 to a net $238,000 unrealized gain at September 30, 2004. Fluctuations in the market value of the investment portfolio is in response to the changes in the interest rate environment. Since Premier primarily holds interest-bearing bonds with a specific maturity date, changes in interest rates will affect the market value of the bond portfolio. However, as bonds approach maturity, differences in the book and market value of bonds, positive or negative, tend to decrease. At maturity, Premier fully anticipates receiving the face value of the bonds as Premier primarily invests in instruments either backed by the U.S. Government or agencies sponsored by the U.S. Government. Premier holds no equity based investments. Additional details on investment activities can be found in the Consolidated Statements of Cash Flows.

         Total loans at September 30, 2004 were $324.5 million compared to $331.8 million at December 31, 2003, a decrease of $7.3 million. This decrease can primarily be attributed to net loan pay offs and the $6.6 million in loan charge-offs recorded during the first nine months of 2004. The majority of the loan paydowns and charge-offs occurred at Farmers Deposit Bank as management continues to focus on loan collections or charging off loans that were fully reserved and deemed uncollectible. Most of Premier's other affiliate banks are either experiencing loan growth or are generating new loans at a rate similar to or slightly less than the scheduled principal payments and early payoffs by borrowers.

         Deposits totaled $446.5 million as of September 30, 2004, an $8.9 million decrease from the $455.5 million in deposits at December 31, 2003. The decrease is largely due to $6.0 million of public deposits withdrawn and placed by the depositor into repurchase agreements. Excluding this transaction, deposits decreased by $2.9 million. Modest deposit growth at most of the company's affiliate banks has been offset by planned declines in deposits at Farmers Deposit Bank. Maturing out of area deposits at that bank have generally not been renewed in an effort to restructure that bank's balance sheet.

         Outstanding debt, including the Company's outstanding subordinated debentures, has decreased by $6.5 million since December 31, 2003, as increases in short-term FHLB advances earlier in 2004 have been paid off and selected long-term borrowings have been paid off. Federal Home Loan Bank advances have decreased by $1,211,000 due to scheduled and accelerated principal payments at Farmers Deposit bank in an effort to restructure that bank's balance sheet. Other borrowed funds have declined by $5,250,000 due to scheduled principal payments plus the full payoff of one loan in the third quarter of 2004 out of the proceeds from the subsidiary bank sale. See note 9 to the consolidated financial statements for additional information on the outstanding subordinated debentures.

         The following table sets forth information with respect to the Company's nonperforming assets of continuing operations at September 30, 2004 and December 31, 2003.

                                                       (In Thousands)
                                                  2004                 2003
                                             --------------        ------------
Non-accrual loans                            $        9,467        $     11,958
Accruing loans which are contractually
   past due 90 days or more                           1,020               4,137
Restructured                                            252                 104
                                             --------------        ------------
     Total non-performing loans                      10,739              16,199
Other real estate acquired through
   foreclosure                                        1,431               3,187
                                             --------------        ------------
     Total non-performing assets             $       12,170        $     19,386
                                             ==============        ============

Non-performing loans as a percentage
      of total loans                                  3.31%               4.88%

Non-performing assets as a percentage
     of total assets (of continuing operations)       2.21%               3.57%

         Total non-performing loans and non-performing assets have declined since year-end due to loan charge-offs and the development and execution of action plans for the troubled loans identified at Farmers Deposit Bank. A significant effort has been placed on reviews of loan files, efforts by lenders to bring borrowers current with the terms of their loan agreements and the sale of OREO properties. However, when plans are executed, Premier may experience increases in non-performing loans and non-performing assets as a result of the normal collection process. Furthermore, any resulting increases in loans placed on non-accrual status will have a negative impact on future loan interest income. Also, as these plans are executed, other loans may be identified that would necessitate additional charge-offs and potentially additional provisions for loan losses.

         The provision for loan losses was $671,000 for the first nine months of 2004 compared to $18.4 million for the first nine months of 2003. The significant provision for losses in the prior year was primarily the result of loan problems identified at Farmers Deposit Bank as more fully discussed in previous filings. The provision for loan losses is made in accordance with Premier's policies regarding management's estimation of probable incurred losses in the loan portfolio and the adequacy of the allowance for loan losses, which are in accordance with accounting principles generally accepted in the United States of America. The provision in 2004 was the result of loan growth and the estimation of probable losses in the loan portfolio. Gross charge-offs totaled $6.6 million during the first nine months of 2004. Most of these charge-offs were loans identified during the 2003 investigation (see Note 2 to the consolidated financial statements) with an allowance for losses provided for at that time. Collection efforts on these loans are continuing and any collections on these loans would be presented in future financial statements as recoveries of the amounts charged against the allowance. During the first nine months of 2004, $791,000 of recoveries were recorded. For the quarter ended September 30, 2004, the provision for loan losses was $162,000 compared to $4.3 million for the same period of 2003. As a result, the allowance for loan losses at September 30, 2004 was 2.83% of total loans as compared to 4.31% at December 31, 2003. The decrease in the percentage of allowance for loan losses to total loans is largely due to sufficient loan loss reserves allocated to the loans actually charged off during the first nine months of 2004.

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

         5. Maintenance of an adequate available-for-sale security portfolio. The Company owns $155.0 million of securities at market value as of September 30, 2004.


         The cash flow statements for the periods presented in the financial statements provide an indication of the Company's sources and uses of cash as well as an indication of the ability of the Company to maintain an adequate level of liquidity.


         E. Capital

         At September 30, 2004, total shareholders' equity of $51.2 million was 9.3% of total assets of continuing operations. This compares to total shareholders' equity of $45.5 million or 8.4% of total assets of continuing operations on December 31, 2003. The increase in total shareholders' equity is primarily the result of operating profits, the net gain on the sale of the bank subsidiary partially offset by declines in the market value of securities available for sale since year-end, net of any tax benefits. See additional discussion on the decline in the market value of securities available for sale above.

         Tier I capital totaled $50.4 million at September 30, 2004, which represents a Tier I leverage ratio of 9.5%.

         Book value per share was $9.78 at September 30, 2004, and $8.70 at December 31, 2003. The increase in book value per share was primarily the result of the net gain on the sale of the bank subsidiary.

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

         Premier management has implemented or is in the process of implementing additional processes and procedures throughout its network of banking subsidiaries in an effort to minimize the likelihood that improper management overrides go undetected. These include:

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

         Other than the continuing evaluation of the internal audit program identified above, there were no changes in internal controls over financial reporting during the third fiscal quarter that have materially affected or are reasonably likely to materially affect Premier's internal controls over financial reporting.

                         PREMIER FINANCIAL BANCORP, INC.

--------------------------------------------------------------------------------


PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

     See information regarding regulatory matters in note 4 and note 9 to the consolidated financial statements

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds     None
----------------------------------------------------------------------

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

                         PREMIER FINANCIAL BANCORP, INC.



Date: November 12, 2004                /s/ Robert W. Walker
                                       -----------------------------------------
                                       Robert W. Walker
                                       President & Chief Executive Officer


Date: November 12, 2004                /s/ Brien M. Chase
                                       -----------------------------------------
                                       Brien M. Chase
                                       Vice President & Chief Financial Officer