Form 10-K
period 2004-12-31
PREMIER FINANCIAL BANCORP INC
filed 2005-03-31
CIK 887919

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended DECEMBER 31, 2004

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

The aggregate market value of common stock held by non-affiliates of the Company as of June 30, 2004 was $44,204,914.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

              Class                                Outstanding at March 16, 2005
              -----                                ----------------------------

  COMMON STOCK (no par value)                              5,232,230



                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the Form 10-K part indicated:

         Document Form 10-K

 (1)     Proxy statement for the 2005 annual meeting of                 Part III
         shareholders

                                     PART I

Item 1.  Description of Business

                                   THE COMPANY

         Premier Financial Bancorp, Inc. (the "Company" or "Premier") is a multi-bank holding company that, as of March 15, 2005, operates ten banking offices in Kentucky, three banking offices in Ohio, and six banking offices in West Virginia. At December 31, 2004, Premier had total consolidated assets of $537.3 million, total consolidated deposits of $437.8 million and total consolidated shareholders' equity of $51.0 million. The banking subsidiaries (the "Banks" or "Affiliate Banks") consist of Citizens Deposit Bank & Trust, Vanceburg, Kentucky; Farmers Deposit Bank, Eminence, Kentucky; Ohio River Bank, Ironton, Ohio; First Central Bank, Inc., Philippi, West Virginia; and Boone County Bank, Inc., Madison, West Virginia.

         On June 16, 2003 Premier announced that as a result of an ongoing internal investigation, it had uncovered a systematic disregard for its loan approval and credit administration policies at its Farmers Deposit Bank subsidiary and had accepted the resignation of the bank's former president. On November 7, 2003 Premier disclosed that the Securities and Exchange Commission had requested information about Premier's internal investigation. As the internal investigation progressed, many loans were charged off and additional provisions for loan losses were recorded. Premier's management, with the assistance of outside independent professionals, conducted a further review of those loans for which significant charge offs or additional provisions were required in 2003. The purpose of the review was to determine if the facts or circumstances that gave rise to additional charge offs or provisions had been improperly withheld from senior management or improperly considered in applying management's estimates and judgments as to the adequacy of the allowance for loan losses in financial statement periods prior to 2003. The review did identify instances in which collateral securing loans had been released without proper support or notation in loan files, instances in which obligors on notes had been released from their repayment obligation without proper support or notation in loan files and instances in which delinquent loan reporting systems had been manipulated to prevent problem loans from being identified on a timely basis. Premier's senior management determined that if these circumstances had been considered in evaluating the adequacy of the allowance for loan losses in prior periods then some of the loan charge offs and additional provisions for loan losses recorded in 2003 should have been reflected in prior periods. Therefore the financial statements for 2002 were restated, as reported in the 2003 Annual Report to Shareholders, to reflect the financial statement effect of the matters that occurred in those periods but which were improperly concealed by subsidiary management.

         In the fourth quarter of 2003, the Company adopted and began to implement a plan to sell its subsidiary Citizens Bank (Kentucky), Inc. ("Citizens Bank") located in Georgetown, Kentucky. On February 13, 2004, the Company announced that it had signed a definitive agreement to sell Citizens Bank in a cash transaction valued at approximately $14,500,000, and on July 1, 2004 the sale transaction closed. In accordance with Financial Accounting Standard 144, "Accounting for the Impairment or Disposal of Long-lived Assets", which became effective for the Company on January 1, 2002, the financial position and results of operations of Citizens Bank are removed from the detail line items in the Company's financial statements and presented separately as "discontinued operations." See Note 2 to the consolidated financial statements included later in this report for a more detailed discussion of discontinued operations.

         In 2000 Premier suspended its acquisition strategy in order to focus on improving operations, strengthening capital and management oversight and improving the profitability of the banks previously acquired. While Premier remains committed to its core strategy of rural banking with community oriented and locally named institutions, the Company may dispose of additional corporate assets that no longer meet Premier's geographic or operational performance goals. Effective January 3, 2005, Premier merged two of its subsidiary banks, Citizens Deposit Bank & Trust in Vanceburg, Kentucky and Bank of Germantown, in Germantown, Kentucky. Bank of Germantown was merged into Citizens Deposit Bank, with its facilities contining to operate as branches of Citizens Deposit Bank.

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

         Through Premier Data Services, Inc., the Company's data processing subsidiary, the Company currently provides centralized data processing services to four of the Banks. Beginning in late 2004 and continuing through the middle of 2005, the Company is converting its data processing system to an external third-party provider. Through the conversion process, Company senior management along with each Bank's management is reviewing and standardizing its offering of products and services, although pricing decisions will remain at the local Bank level. Furthermore, upon conversion, the Company through the Banks will offer more modern products, such as internet banking and check imaging, and will be well positioned to take advantage of emerging technologies such as image exchange to clear items.

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

         The Banks' residential mortgage lending activities consist primarily of loans for purchasing personal residences or loans for commercial or consumer purposes secured by residential mortgages. Consumer lending activities consist of traditional forms of financing for automobile and personal loans. Commercial lending activities include loans to small businesses located primarily in the communities in which the Banks are located and surrounding areas. Commercial loans are secured by business assets including real estate, equipment, inventory, and accounts receivable. Some commercial loans are unsecured. Farmers Deposit Bank has previously extended loans to professional athletes and their agents and advisors. This lending activity was curtailed in 2003.

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

         The two Affiliate Banks chartered in Kentucky are supervised, regulated and examined by the Kentucky Department of Financial Institutions, the Affiliate Bank chartered in Ohio is supervised, regulated and examined by the Ohio Division of Financial Institutions, and the two Affiliate Banks chartered in West Virginia are supervised, regulated and examined by the West Virginia Division of Banking. In addition, those Affiliate Banks that are state banks and members of the Federal Reserve System are supervised and regulated by the Federal Reserve, and those state banks that are not members of the Federal Reserve System are supervised and regulated by the Federal Deposit Insurance Corporation ("FDIC"). Each banking regulator has the authority to issue cease-and-desist orders if it determines that the activities of a bank regularly represent an unsafe and unsound banking practice or a violation of law.

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

         Capital Requirements - Premier is subject to capital ratios, requirements and guidelines imposed by the Federal Reserve, which are substantially similar to the ratios, requirements and guidelines imposed by the Federal Reserve and the FDIC on the banks within their respective jurisdictions. These capital requirements establish higher capital standards for banks and bank holding companies that assume greater credit risks. For this purpose, a bank's or holding company's assets and certain specified off-balance sheet commitments are assigned to four risk categories, each weighted differently based on the level of credit risk that is ascribed to such assets or commitments. A bank's or holding company's capital is divided into two tiers: "Tier I" capital and "Tier II" capital. "Tier I" capital includes common shareholders' equity, noncumulative perpetual preferred stock, and related surplus (excluding auction rate issues), minority interests in equity accounts of consolidated subsidiaries and Trust Preferred Securities (subject to certain limitations.) Goodwill, certain identifiable intangible assets and certain other assets are subtracted from these sources of capital to calculate Tier I capital. "Tier 2" capital, which includes, among other items, perpetual preferred stock not meeting the Tier I definition, mandatory convertible securities, subordinated debt and allowances for loan and lease losses, subject to certain limitations, less certain required deductions.

         Bank holding companies currently are required to maintain Tier I and total capital (the sum of Tier 1 and Tier 2 capital) equal to at least 4% and 8% of total risk-weighted assets, respectively. At December 31, 2004, Premier met both requirements, with Tier I and total capital equal to 16.6% and 18.9% of its total risk-weighted assets, respectively.

         In addition to the risk-based capital guidelines, the Federal Reserve requires bank holding companies to maintain a minimum "leverage ratio" (Tier I capital to adjusted total assets) of 3%, if the holding company has the highest regulatory ratings for risk-based capital purposes. All other bank holding companies are required to maintain a leverage ratio of 3% plus at least 100 to 200 basis points. At December 31, 2004, Premier's leverage ratio was 9.7%.

         On June 9, 1997, PFBI Capital Trust (Trust), a statutory business trust created under Delaware law, issued $28,750,000 of 9.750% Preferred Securities ("Preferred Securities" or "Trust Preferred Securities") with a stated value and liquidation preference of $25 per share. A portion of the Preferred Securities issued by the Trust qualify as Tier 1 capital for the Company under the Federal Reserve Board's regulatory framework. The Federal Reserve Board recently re-evaluated whether trust preferred securities, in general, would continue to qualify as Tier 1 capital due to deconsolidation of the related trust preferred entity required by FASB Interpretation No. 46, . Its conclusion, issued in a report released on March 1 2005, was to continue to permit trust preferred securities to qualify as Tier I capital with certain restrictions phased in over five-years. Once completely phased-in, the dollar amount of trust preferred securities that will qualify as Tier I capital for bank holding companies of Premier's size will be limited to 25% of equity based Tier I capital net of goodwill. See Note 12 to the consolidated financial statements for additional details regarding the Company's Trust Preferred Securities.

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

         On January 29, 2003, Premier entered into a written agreement with the Federal Reserve Bank of Cleveland in recognition of their common goal to restore the financial soundness of Premier. Among the provisions of the agreement was the continuation of the restriction on Premier's payment of dividends on its common stock (PFBI) without the express written consent of the Federal Reserve Bank of Cleveland and the continuation of the restriction on Premier's payment of quarterly distributions on its Trust Preferred Securities (PFBIP) without the express written consent of the Federal Reserve Bank of Cleveland. The written agreement supersedes and rescinds all previous agreements between Premier and the Federal Reserve Bank of Cleveland. Among other provisions, the agreement required(s) Premier to (i) retain an independent consultant to review its management, directorate and organizational structure, (ii) adopt a management plan responsive to such consultant's report, (iii) update its management succession plan in accordance with any recommendations in such consultant's report, (iv) monitor its subsidiary banks' compliance with bank policies and loan review programs, (v) conduct formal quarterly reviews of its subsidiary banks' allowances for loan losses, (vi) maintain sufficient capital, (vii) submit a plan to the Federal Reserve Bank of Cleveland for improving consolidated earnings over a three-year period, and (viii) submit to the Federal Reserve Bank of Cleveland annual projections of planned sources and uses of the parent company's cash, including a plan to service its outstanding debt and trust preferred securities. Premier's compliance with the written agreement is monitored by a committee consisting of at least three of its outside directors.

         Two of the Company's subsidiaries, Citizens Deposit Bank & Trust and the Bank of Germantown, entered into similar agreements with their respective primary regulators which, among other things, prohibited the payment of dividends without prior written approval and required significant changes in their credit administration policies. The banks fully complied with the terms of the agreements in 2004 and the agreements were accordingly rescinded by the regulators.

         On December 24, 2003, Premier announced that Farmers Deposit Bank had reached an agreement with the Federal Deposit Insurance Corporation ("FDIC") and the Kentucky Department of Financial Institutions ("KDFI") [collectively referred to as "Supervisory Authorities"] to consent to the issuance of a cease & desist order ("Order") from its Supervisory Authorities. The Order, effective January 1, 2004, requires the Bank to cease and desist from the following:
  (a) Operating with management whose policies and procedures are detrimental to Farmers Deposit and jeopardize the safety of its deposits;
  (b) Operating with an inadequate level of capital protection for the kind and quality of assets held by Farmers Deposit;
  (c) Operating with a large volume of adversely classified loans or assets and/or delinquent loans and/or non-accrued loans;
  (d) Operating with an inadequate allowance for loan and lease losses for the volume, kind and quality of loans and leases held by Farmers Deposit;
  (e)    Engaging in hazardous lending and lax collection practices;
  (f) Operating with inadequate provisions for liquidity and funds management;
  (g)    Operating with disregard of routine and controls policies;
  (h)    Operating in such a manner as to produce operating losses; and
  (i) Violating laws and/or regulations cited in the most recent Report of Examination issued by the FDIC [prior to the Order]("Report").

         The Order also outlines a number of steps to be taken by Farmers Deposit which are designed to remedy and/or prevent the reoccurrence of the items listed in the Order. These include 1) retaining qualified management and increasing the involvement of the Board of Directors of Farmers Deposit ("Board"); 2) developing and submitting to the Supervisory Authorities a capital plan that maintains the Farmers Deposit Tier I Leverage Ratio above a minimum 5.0% and increases that ratio to 8.0% by December 31, 2004; 3) restricting the payment of cash dividends; 4) requiring the Board to review the adequacy of the allowance for loan losses at least quarterly; 5) requiring Farmers Deposit to charge-off certain loans listed in the Report; 6) reviewing the system of internal loan review and system for assigning loan risk grades as well as revising the lending policies of Farmers Deposit to address items of criticism contained in the Report; 7) developing written plans for reducing and/or improving the level of adversely classified loans and correcting documentation exceptions on certain loans detailed in the Report; 8) generally prohibiting additional lending to borrowers who currently have uncollected adversely classified loans; 9) submitting an annual budget to the Supervisory Authorities outlining goals and strategies for improving and sustaining the earnings of Farmers Deposit; 10) adopting and implementing a policy for operating Farmers Deposit with adequate internal controls consistent with safe and sound banking practices and developing an internal audit program to ensure the integrity of these controls; 11) adopting and implementing a liquidity and funds management policy; and 12) providing notice of the Order to shareholders. Farmers Deposit is required to provide quarterly progress updates to the Supervisory Authorities.

          The full text of the Order is available on the FDIC website at www.fdic.gov or by calling the FDIC Public Information Center at (877) 275-3342.

          Farmers Deposit, under new management and with the assistance of Premier, has already completed most of the required steps, including hiring a Chief Executive Officer and a Chief Financial Officer, increasing the number of local directors, developing a capital plan and fulfilling its requirements by December 31, 2004, charging-off the loans listed in the Report, and developing action plans on the remaining classified loans. Bank management has also established a separate collections department which is actively working on reducing the level of classified and delinquent loans as well as trying to recover losses on the loans previously charged-off. Bank management and the Board worked with Premier to develop or revise the Bank's policies and procedures as required by the Order. As of February 28, 2005, Bank management has developed and submitted the required plans and updates due as a result of the Order. As of December 31, 2004, the Tier I Leverage Ratio of Farmers Deposit was 9.5% which exceeded the Order requirement of 8.0%

         These agreements, which require periodic reporting, will remain in force until the regulators are satisfied that the company and the banks have fully complied with the terms of the agreement.

         The Securities and Exchange Commission ("SEC") is investigating the information disclosed in Premier's June 16 and July 31, 2003 Forms 8-K and the June 30, and September 30, 2003 Forms 10-Q regarding Farmers Deposit and has requested information about Premier's investigation. Premier is cooperating with the SEC.

         Dividend Restrictions - Premier is dependent on dividends from its Affiliate Banks for its revenues. Various federal and state regulatory provisions limit the amount of dividends the Affiliate Banks can pay to Premier without regulatory approval. At December 31, 2004, approximately $2.5 million of the total shareholders' equity of the Affiliate Banks was available for payment of dividends to Premier without approval by the applicable regulatory authority.

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

         The Federal Reserve serves as the primary "umbrella" regulator of financial holding companies, with jurisdiction over the parent company and more limited oversight over its subsidiaries. The primary regulator of each subsidiary of a financial holding company depends on the activities conducted by the subsidiary. A financial holding company need not obtain Federal Reserve approval prior to engaging, either de novo or through acquisitions, in financial activities previously determined to be permissible by the Federal Reserve. Instead, a financial holding company need only provide notice to the Federal Reserve within 30 days after commencing the new activity or consummating the acquisition.

Number of Employees - The Company and its subsidiaries collectively had approximately 223 full-time equivalent employees as of December 31, 2004. Its executive offices are located at 2883 5th Avenue, Huntington, West Virginia 25702, telephone number (304) 525-1600 (facsimile number (304) 525-9701).


Item 2.  Properties

         The Company leases its principal executive offices located in Huntington, West Virginia. The Company also owns property located at 104 Jefferson Street, Brooksville, Kentucky, which serves as a branch for Citizen's Deposit Bank (formerly the Bank of Germantown). Except as noted, each of the Banks owns the real property and improvements on which their banking activities are conducted.

         Citizens Deposit Bank & Trust, in addition to its main office at 400 Second Street in Vanceburg, Kentucky, has four branch offices in Lewis County, Kentucky, (including one leased facility), one leased branch office in Mason County, Kentucky and the two former locations of the Bank of Germantown, one branch located on Highway 10 in Germantown, Kentucky, and one branch located in Bracken County, Kentucky. Farmers Deposit Bank, in addition to its main office at 5230 South Main Street in Eminence, Kentucky, has two branches in Henry County, Kentucky. Ohio River Bank, in addition to its main office at 221 Railroad Street in Ironton, Ohio, has two branches, one leased facility in Lawrence County, Ohio and one in Scioto County, Ohio. First Central Bank, in addition to its main office at 2 South Main Street in Philippi, West Virginia, has a branch located in Buckhannon, West Virginia. Boone County Bank, in addition to its main office at 300 State Street, Madison, West Virginia, has one leased branch located in Lincoln County, West Virginia and two other branches, one each located in Boone and Logan Counties, West Virginia.

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

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
         ---------------------------------------------------------------------

         The Company's common stock is listed on the NASDAQ National Market System under the symbol PFBI. At December 31, 2004, the Company had approximately 718 record holders of its common shares.

         The following table sets forth on a quarterly basis cash dividends paid and the range of high and low sales prices on a per share basis during the quarters indicated.


                                     Cash                  Sales Price
                                Dividends Paid         High            Low
                                --------------         ----            ---
    2003:
      First Quarter               $       -          $ 9.50         $ 7.58
      Second Quarter                      -           10.25           8.91
      Third Quarter                       -            9.45           8.50
      Fourth Quarter                      -            8.94           7.50
                                  ---------
                                  $       -
                                  =========
    2004
      First Quarter               $       -          $ 9.49         $ 8.31
      Second Quarter                      -           10.20           8.41
      Third Quarter                       -           10.28           8.50
      Fourth Quarter                      -           13.35           8.80
                                  ---------
                                  $       -
                                  =========
    2005
      First Quarter
       (through March 16, 2005    $       -          $12.75         $10.78



         The Board of Directors suspended the payment of dividends during the second quarter of 2000. In September 2000, as a result of an agreement entered into with the Federal Reserve, the Company agreed not to declare additional dividends without the prior approval of the Federal Reserve. The September 2000 agreement was superceded by a January 29, 2003 written agreement between Premier and the Federal Reserve which continued the restriction on dividends. The Board of Directors anticipates paying dividends at some future date when, in its discretion, financial prudence allows and the Federal Reserve concurs in the payment of such dividends. The January 29, 2003 agreement also restricts Premier's payments of dividends on its PFBI Capital Trust preferred securities. These dividends are cumulative and all deferred distributions must be paid before dividends may be paid to holders of common shares. Even if the Company is able to resume the payment of dividends, there can be no assurance that the amount of the dividends will be what the Company paid before the payment of dividends was suspended.

         The payment of dividends by the Company depends upon the ability of the Banks to declare and pay dividends to the Company because the principal source of the Company's revenue will be dividends paid by the Banks. At December 31, 2004, approximately $2.5 million was available for payment as dividends from the Banks to the Company without the need for regulatory approval. In considering the payment of dividends, the Board of Directors will take into account the Company's financial condition, results of operations, tax considerations, costs of expansion, industry standards, economic conditions and need for funds, as well as governmental policies and regulations applicable to the Company and the Banks. See "REGULATORY MATTERS - Capital Requirements" for discussion on capital guidelines.

Item 6.  Selected Financial Data

The following table presents consolidated selected financial data for the Company. It does not purport to be complete and is qualified in its entirety by more detailed financial information and the audited consolidated financial statements contained elsewhere in this annual report. The data presented below reflects separately the impact of discontinued operations as more fully described in Note 2 to the consolidated financial statements.

                                                 At or for the Year Ended December 31,
                                       2004         2003         2002         2001         2000
                                     --------     --------     --------     --------     --------
Earnings
   Net interest income               $ 18,064     $ 19,182     $ 20,838     $ 20,931     $ 24,121
   Provision for loan losses            1,026       20,513        9,453        8,350        4,615
   Non-interest income                  3,606        4,064        2,717       12,178        3,192
   Non-interest expense                17,782       17,632       17,831       20,200       22,720
   Income taxes (benefit)                 899       (5,282)      (1,522)       2,985         (237)
   Income (loss) from
     continuing operations              1,963       (9,617)      (2,207)       1,574          215
   Income (loss) from
     discontinued operations            4,734          (80)      (1,130)        (380)       1,120
                                     --------     --------     --------     --------     --------
     Net income (loss)               $  6,697     $ (9,697)    $ (3,337)    $  1,194     $  1,335
                                     ========     ========     ========     ========     ========

Financial Position
   Total assets of continuing
     operations                      $537,255     $543,229     $590,869     $606,961     $780,659
   Total assets of discontinued
     Operations                             0       79,163       84,406      104,653      110,162
   Loans, net of unearned
     income                           324,937      331,794      373,099      384,940      505,567
   Allowance for loan losses            9,384       14,300        9,698        7,371        6,617
   Goodwill and other intangibles      15,816       15,816       15,816       15,816       22,615
   Securities                         153,892      147,646      144,698      143,516      185,282
   Deposits                           437,798      455,474      477,724      480,991      635,533
   Other borrowings                    20,536       18,307       32,600       43,724       64,503
   Subordinated debentures             20,876       26,546       29,639       29,639       29,639
   Stockholders' equity                51,029       45,540       56,124       58,750       55,830

Share Data
   Income (loss) from continuing
      operations - basic             $   0.37     $  (1.84)    $  (0.42)    $   0.30     $   0.04
   Income (loss )from continuing
      operations - diluted               0.37        (1.84)       (0.42)        0.30         0.04
   Net income - basic                    1.28        (1.85)       (0.64)        0.23         0.26
   Net income - diluted                  1.28        (1.85)       (0.64)        0.23         0.26
   Book value                            9.75         8.70        10.73        11.23        10.67
   Cash dividend                         0.00         0.00         0.00         0.00         0.15

Ratios
   Return on average assets (1)          0.36%       (1.66)%      (0.37)%       0.24%        0.03%
   Return on average equity (1)          4.06%      (18.46)%      (3.77)%       2.76%        0.41%
   Dividend payout (2)                   0.00%        0.00%        0.00%        0.00%      375.00%
   Stockholders' equity to total
     assets at period-end (3)            9.50%        8.38%        9.50%        9.68%        7.15%
   Average stockholders' equity
     to average total assets (1)         8.23%        7.88%        8.44%        7.37%        6.07%

Notes (1) Computed based on average assets from continuing operations
      (2) Computed based on income (loss) from continuing operations
      (3) Shareholders' equity at period end divided by assets from continuing operations


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

        Premier Financial Bancorp, Inc. ("Premier") is a multi-bank holding company headquartered in Huntington, West Virginia. It operates five community bank subsidiaries ranging in size from $80 million to $158 million, each with a local community name and orientation. On July 1, 2004, Premier sold one bank subsidiary, Citizens Bank (Kentucky), Inc. ("Citizens Bank"). As such, and in accordance with Financial Accounting Standard 144, "Accounting for the Impairment or Disposal of Long-lived Assets", which became effective for the Company on January 1, 2002, the financial position and results of operations of Citizens Bank are removed from the detail line items in the Company's consolidated financial statements and this Management's Discussion and Analysis, and are presented separately as "discontinued operations." Premier realized a net profit on the sale Citizens Bank of $4.7 million which is included in the income from discontinued operations. See Note 2 to the consolidated financial statements presented separately in this annual report for additional information concerning discontinued operations. The remaining banks operate in twenty communities within the states of West Virginia, Ohio and Kentucky and provide their customers with a full range of banking services. On January 3, 2005, Premier merged two of its banks, Citizen's Deposit Bank and Bank of Germantown. Premier is also the parent of a data processing subsidiary which currently provides the data processing and management services for four of Premier's affiliate banks and one other non-affiliated bank. As of December 31, 2004, Premier had approximately $537 million in total assets, $325 million in total loans and $438 million in total deposits.

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

        Management's objective of a fair presentation of financial information is achieved through a system of internal accounting controls. The financial control system of Premier is designed to provide reasonable assurance that assets are safeguarded from loss and that transactions are properly authorized and recorded in the financial records. As an integral part of that financial control system, the audit committee of the Board of Directors engaged Arnett & Foster, CPA's in 2004, 2003 and 2002 to perform internal audits of the financial records of each of the subsidiaries on a periodic basis. Their findings and recommendations were reported to Premier's audit committee as well as the audit committees of the subsidiaries. In 2005, Premier reduced its reliance on third-party internal audit and loan review providers and expanded its internal audit staff at the holding company level. Likewise, their findings and recommendations are reported to Premier's audit committee as well as the audit committees of the subsidiaries. Also, on a regular periodic basis, the subsidiary banks are examined by Federal and State banking authorities for safety and soundness as well as compliance with applicable banking laws and regulations. The activities of both the internal and external audit functions are reviewed by the audit committee of the Board of Directors.


FORWARD-LOOKING STATEMENTS

        Management's discussion and analysis contains forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. However, such performance involves risks and uncertainties, and there are certain important factors that may cause actual results to differ materially from those anticipated. These important factors include, but are not limited to, economic conditions (both generally and more specifically in the markets in which Premier operates), competition for Premier's customers from other providers of financial services, government legislation and regulation (which changes from time to time), changes in interest rates, Premier's ability to originate quality loans, collect delinquent loans and attract and retain deposits, the impact of Premier's growth or lack thereof, Premier's ability to control costs, and new accounting pronouncements, all of which are difficult to predict and many of which are beyond the control of Premier.


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

        Presented below is discussion of those accounting policies that management believes are the most important to the presentation and understanding of our financial condition and results of operations. These critical accounting policies require management's most difficult, subjective and complex judgments about matters that are inherently uncertain. In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of materially different financial condition or results of operations is a reasonable likelihood. See also Note 1 of the accompanying consolidated financial statements presented elsewhere in this annual report.

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

Realization of Deferred Tax Assets

        Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. Deferred tax assets for the Company primarily relate to the allowance for loan losses and net operating loss carryforwards. In considering the need for a valuation allowance to reduce deferred tax assets to the amount expected to be realized, management considers the amount of previously paid taxes that may be recoverable and the likelihood of generating sufficient future taxable income to fully utilize expected future tax deductions. At December 31, 2004 management's consideration of the need for a valuation allowance focused on the generation of future taxable income as all available previously paid taxes were recovered from the operating loss reported in 2003. In determining the likelihood of generating future taxable income management considered unusual events that have impacted the Company's historical earnings and whether these events will recur, the Company's operating budget and likely operating results in the near term. Changes in these assumptions could impact the carrying value of deferred tax assets and require a charge to tax expense.


SIGNIFICANT EVENT ARISING IN 2003

        On June 16, 2003, Premier announced that as a result of an ongoing internal investigation it had uncovered a systematic disregard for its loan approval and credit administration policies at its wholly owned subsidiary Farmers Deposit Bank and had accepted the resignation of the bank's president. On June 4, 2003, senior management of Premier received from the bank's former president a request to charge-off over $2.0 million in loans. Concerned about the magnitude of the request and the impact on Premier's financial results, Premier management promptly notified the Federal Reserve Bank of Cleveland and the Federal Deposit Insurance Corporation ("FDIC") about the request. Premier's initial investigation indicated that the former president of Farmers Deposit had engaged in conduct which subverted the bank's internal controls and credit administration policies, conduct which appears to have been designed to avoid detection by management and those entities employed by Premier to perform independent reviews of its subsidiaries' accounting records, internal controls, and credit risk.

         As a result of the ongoing investigation into the conduct of the former president of Farmers Deposit by Premier and the FDIC, Premier charged-off over $17.2 million of loans. The resulting depletion of the allowance for loan losses together with the current analysis of additional risk in the loan portfolio warranted significant additional provisions for loan losses at the Bank. In addition to the provision for loan losses, interest income reversals and other non-interest expenses, including bad check write-offs and loan review expenses, were recorded.

         Premier's management, with the assistance of outside independent professionals, conducted a further review of those loans for which significant charge offs or additional provisions were required in 2003. The purpose of the review was to determine if the facts or circumstances that gave rise to the additional charge offs or provisions had been improperly withheld from senior management or improperly considered in applying management's estimates and judgments as to the adequacy of the allowance for loan losses in prior financial statement periods. The review did identify instances in which collateral securing loans had been released without proper support or notation in loan files, instances in which obligors on notes had been released from their repayment obligation without proper support or notation in loan files and instances in which delinquent loan reporting systems had been manipulated to prevent problem loans from being identified on a timely basis. Premier's senior management determined that if these circumstances had been considered in evaluating the adequacy of the allowance for loan losses in prior periods then some of the loan charge offs and additional provisions for loan losses recorded in 2003 should have been reflected in prior periods. Therefore, in 2003, the financial statements for 2002 and 2001 were restated to reflect the financial statement effect of the matters that occurred in those periods but which were improperly concealed by subsidiary management.

         The Securities and Exchange Commission ("SEC") is investigating the information disclosed in Premier's June 16 and July 31, 2003 Forms 8-K and the June 30, and September 30, 2003 Forms 10-Q regarding Farmers Deposit and has requested information about Premier's investigation. Premier is cooperating with the SEC.


SUMMARY FINANCIAL RESULTS

        Premier had net income from continuing operations of $1.963 million in 2004 compared to a $9.6 million net loss from continuing operations reported for the year 2003. Net income in 2004 is primarily the result of the continued earnings of Premier's profitable banks partially offset by expenses associated with rehabilitating its subsidiary, Farmers Deposit Bank, conducting Premier's own investigation, cooperating with the SEC investigation, and reducing debt at the holding company. The loss for 2003 is primarily due to large provisions for loan losses and bad check losses at Farmers Deposit Bank. The loss in 2003 follows a $2.2 million loss in 2002 which was due to large provisions for loan losses, writedowns of repossessed real estate to realizable values, and higher collection costs. Basic earnings per share from continuing operations was $0.37 in 2004, compared to a loss of ($1.84) in 2003, and a loss of ($0.42) in 2002.

        The following table comparatively illustrates the components of ROA and ROE over the previous five years. Return on average assets (ROA) measures how effectively Premier utilizes its assets to produce net income. Premier's net income in 2004 resulted in an ROA of 0.36%, an increase over the (1.66%) net loss ROA in 2003 and the (0.37)% net loss ROA reported in 2002. As shown in the table, fully taxable equivalent net interest income (as a percent of average earning assets) has remained fairly consistent over the past five years with a high of 3.84% in 2002. The net losses in 2003 and 2002 were primarily the result of an increase in the provision for loan losses, resulting in negative net credit income for those years. In 2004, net credit income was once again positive, achieving the highest level over the five year period. This increase in net credit income (as a percent of average earning assets) was dampened somewhat by higher non-interest expenses (as a percent of average earning assets) when compared to the previous four years. As illustrated in the table, Premier's 2004 fully taxable net interest income as a percent of average earning assets was down slightly to 3.61% from the 3.63% recorded in 2003 as interest earned on loans declined slightly due to a lower balance of loans outstanding and lower yields on loans due to the interest rate environment. However, during the same time, net credit income increased as the provision for loan losses was 0.20% of average earning assets in 2004 compared to 3.81% in 2003. The net overhead ratio (non-interest expense less non-interest income as a percent of average earning assets) increased in 2004 to 2.83% compared to 2.64% in 2003, the lowest ratio reported in the five years presented in the table. The 2003 ratio declined from a 2.71% net overhead ratio reported in 2002. The increase in 2004 net overhead was the result of increases in non-interest expense related to the investigation of Farmers Deposit Bank, the loss on the sale of facilities formerly leased to Citizens Bank (which was sold in 2004), and accelerated amortization costs related to the early redemption of Premier's Trust Preferred Securities. The decline in 2003 compared to 2002 was the result of increases in non-interest income related to service charges on deposit accounts. In 2004, this trend continued, as non-interest income increased again due to revenue from service charges on deposit accounts.

        Return on average equity (ROE), another measure of earnings performance, indicates the amount of net income earned in relation to the total equity invested. Premier's 2004 ROE was 4.06%, compared to (18.46%) realized in 2003 and (3.77%) reported for 2002. ROE increased primarily due the net income reported in 2004 versus the operating losses reported for 2003 and 2002.


                               ANALYSIS OF RETURN ON ASSETS AND EQUITY
                                     from continuing operations

                                                     2004       2003       2002       2001       2000
                                                     ----       ----       ----       ----       ----
As a percent of average earning assets:
   Fully taxable-equivalent net interest income      3.61%      3.63%      3.84%      3.50%      3.56%
   Provision for loan losses                        (0.20)     (3.81)     (1.70)     (1.37)     (0.66)
                                                    -----      -----      -----      -----      -----
      Net credit income                              3.40      (0.18)      2.14       2.13       2.90
   Gains on the sales of assets & subsidiaries*      0.02       0.11      (0.01)      1.48      (0.04)
   Non-interest income                               0.69       0.62       0.50       0.52       0.50
   Non-interest expense                             (3.52)     (3.26)     (3.21)     (3.30)     (3.26)
   Tax equivalent adjustment                        (0.03)     (0.07)     (0.08)     (0.08)     (0.10)
   Applicable income taxes                          (0.18)      0.98       0.27      (0.49)      0.03
                                                    -----      -----      -----      -----      -----
Return on average earning assets                     0.39      (1.79)     (0.40)      0.26       0.03
   Multiplied by average earning assets to
     average total assets                           92.39      92.86      92.34      91.98      91.58
                                                    -----      -----      -----      -----      -----
Return on average assets                             0.36%     (1.66)%    (0.37)%     0.24%      0.03%
   Multiplied by average assets to average equity   11.33X     11.13X     10.26X     11.68X     14.43X
                                                    -----      -----      -----      -----      -----
Return on average equity                             4.06%    (18.46)%    (3.77)%     2.76%      0.41%
                                                    =====      =====      =====      =====      =====



        A breakdown of Premier's financial results by quarter for the years ended December 31, 2004 and 2003 is summarized below.


                                    QUARTERLY FINANCIAL INFORMATION
                            (Dollars in thousands except per share amounts)
                                                                                                      Full
                                                    First        Second      Third       Fourth       Year
                                                   -------      -------     -------     -------      -------
2004
   Interest Income                                 $ 7,055      $ 6,926     $ 6,951     $ 7,189      $28,121
   Interest Expense                                  2,609        2,528       2,553       2,387       10,057
   Net Interest Income                               4,446        4,398       4,418       4,802       18,064
   Provision for Loan Losses                           135          374         162         355        1,026
   Securities Gains                                     10            0           0          90          100
   Net Overhead                                      3,626        3,337       3,599       3,714       14,276
   Income before Income Taxes                          695          687         657         823        2,862
   Income from Continuing Operations                   485          474         448         559        1,963
   Income (Loss) from Discontinued Operations           29          (25)      4,730           0        4,734
   Net Income                                          514          449       5,178         559        6,697
   Basic and Diluted Loss per share from
     Continuing Operations                            0.09         0.09        0.08        0.11         0.37
   Basic and Diluted Net Loss per share               0.09         0.09        0.98        0.11         1.28
   Dividends Paid per share                           0.00         0.00        0.00        0.00         0.00

2003
   Interest Income                                 $ 8,606      $ 8,178     $ 7,665     $ 7,280      $31,729
   Interest Expense                                  3,505        3,248       2,994       2,800       12,547
   Net Interest Income                               5,101        4,930       4,671       4,480       19,182
   Provision for Loan Losses                         2,267       11,778       4,343       2,125       20,513
   Securities Gains                                    189           15           2         410          616
   Net Overhead                                      3,628        3,524       3,315       3,717       14,184
   Income before Income Taxes                         (605)     (10,357)     (2,985)       (952)     (14,899)
   Loss from Continuing Operations                    (365)      (6,779)     (1,877)       (596)      (9,617)
   Income (Loss) from Discontinued Operations          (27)         (76)         21           2          (80)
   Net Loss                                           (393)      (6,855)     (1,856)       (594)      (9,697)
   Basic and Diluted Loss per share from
     Continuing Operations                           (0.07)       (1.30)      (0.36)      (0.11)       (1.84)
   Basic and Diluted Net Loss per share              (0.08)       (1.31)      (0.35)      (0.11)       (1.85)
   Dividends Paid per share                           0.00         0.00        0.00        0.00         0.00


SALE OF SUBSIDIARIES

        In the fourth quarter of 2003, Premier adopted and began to implement a plan to sell its subsidiary Citizens Bank (Kentucky), Inc. ("Citizens Bank") located in Georgetown, Kentucky. On February 13, 2004, the Company announced that it had signed a definitive agreement to sell Citizens Bank in a cash transaction valued at approximately $14,500,000, which was completed on July 1, 2004.. The sale of this subsidiary helped to restore the financial position of Premier after the impact of the losses sustained at Farmers Deposit Bank during the second and third quarters of 2003. As a result of the sale, regulatory capital ratios of Premier were restored to the stronger levels management wishes to maintain; cash reserves of the holding company were replenished; a portion of the cash reserves were used to reduce outstanding debt by $9.4 million; and the profit from the sale allowed Premier to utilize a substantial portion of its Federal income tax net operating loss carryforward.

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

        Also, on December 10, 2001, the Company disposed of certain assets and liabilities of The Sabina Bank. The sale included all the loans (approximately $31 million) and all the deposits (approximately $41 million), as well as the premises and equipment (approximately $1.2 million). Certain assets of the bank were retained by Premier pending liquidation of the bank, which occurred in 2002. The operating results of both the Bank of Mount Vernon and The Sabina Bank were included in Premier's 2001 operating results through the respective dates of the sale. However, the operating results subsequent to 2001 do not include any of the operations of these two banks. Comparisons of average balances and income statement categories to 2001 are all affected by the disposition of these two subsidiaries.


BALANCE SHEET ANALYSIS
Summary

        A financial institution's primary sources of revenue are generated by its earning assets, while its major expenses are produced by the funding of these assets with interest bearing liabilities. Effective management of these sources and uses of funds is essential in attaining a financial institution's optimal profitability while maintaining a minimum amount of interest rate risk and credit risk. Information on rate-related sources and uses of funds for each of the three years in the period ended December 31, 2004, is provided in the table below.


                            AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS
                                                  (Dollars in thousands)

                                                   2004                           2003                            2002
                                      Average                Yield/   Average                Yield/   Average                Yield/
                                      Balance    Interest(2) Rate(3)  Balance    Interest(2) Rate(3)  Balance    Interest(2) Rate(3)
                                      ----------------------------    ----------------------------    -----------------------------
Assets:
Interest earning assets
  U.S. Treasury and federal agency
     securities                       $112,260     $3,117     2.78%   $102,856    $ 3,924     2.84%   $105,045    $ 4,429     4.22%
  States and municipal obligations(1)    4,941        338     6.84      15,589      1,015     6.51      17,936      1,233     6.88
  Mortgage Backed Securities            29,803      1,183     3.97      16,757        585     3.49       5,562        302     5.43
  Other securities                       3,216        138     4.29       7,613        342     4.49       8,169        347     4.25
                                      --------    -------    -----    --------    -------    -----    --------    -------    -----
     Total investment securities       150,220      4,776     3.18     142,815      4,866     3.41     136,712      6,311     4.62
  Federal funds sold                    29,369        380     1.29      42,844        469     1.09      34,600        567     1.64
  Interest-bearing deposits with
      banks                                256          6     2.57         568          7     1.23         564          8     1.42
  Loans, net of unearned income(4)(5)
    Commercial(1)                      132,785      8,913     6.71     142,768      9,944     6.97     161,226     12,653     7.85
    Real estate mortgage               145,387     10,182     7.00     151,210     11,538     7.63     160,532     12,989     8.09
    Installment                         47,438      4,029     8.49      58,178      5,293     9.10      61,005      6,238    10.23
                                      --------    -------    -----    --------    -------    -----    --------    -------    -----
       Total loans                     325,610     23,124     7.10     352,156     26,775     7.60     382,763     31,880     8.33
                                      --------    -------    -----    --------    -------    -----    --------    -------    -----
   Total interest-earning assets       505,455     28,286     5.60     538,383     32,117     5.97     554,639     38,766     6.99
Allowance for loan losses              (11,413)                        (12,704)                         (8,108)
Cash and due from banks                 13,837                          13,400                          13,334
Premises and equipment                   7,738                           8,233                           8,725
Other assets                            31,490                          32,474                          32,073
Assets of discontinued operations       39,762                          81,821                          93,702
                                      --------                        --------                        --------
   Total assets                       $586,869                        $661,607                        $694,365
                                      ========                        ========                        ========
Liabilities and Equity:
Interest bearing liabilities
  NOW and money market                $158,169      1,290     0.82%    180,763      2,045     1.13%   $171,801      3,468     2.02%
  Savings                               62,518        521     0.83      57,327        781     1.36      53,352        942     1.77
  Certificates of deposit and
    other time deposits                164,932      4,455     2.70     182,542      5,677     3.11     209,593      8,754     4.18
                                      --------    -------    -----    --------    -------    -----    --------    -------    -----
    Total interest bearing deposits    385,619      6,266     1.62     420,632      8,503     2.02     434,746     13,164     3.03
  Short-term borrowings                  6,539        118     1.80       4,675         51     1.09       5,436         94     1.73
  Other borrowings                       5,306        248     4.67       8,350        379     4.54      10,678        412     3.86
  FHLB advances                          9,955        556     5.59      15,852        826     5.21      19,824        943     4.76
  Debentures                            25,397      2,869    11.30      27,253      2,788    10.23      29,639      2,852     9.62
                                      --------    -------    -----    --------    -------    -----    --------    -------    -----
   Total interest-bearing
     liabilities                       432,816     10,057     2.32     476,762     12,547     2.63%    500,323     17,465     3.49%
Non-interest bearing deposits           62,486                          53,824                          47,327
Other liabilities                        7,393                           4,903                           3,064
Liabilities of
  discontinued operations               35,876                          74,021                          85,093
Shareholders' equity:                   48,298                          52,097                          58,558
                                    ---------                        --------                        --------
   Total liabilities and equity       $586,869                        $661,607                        $694,365
                                      ========                        ========                        ========
Net interest earnings (1)                         $18,229                         $19,570                         $21,301
                                                  =======                         =======                         =======
Net interest spread (1)                                       3.27%                           3.33%                           3.50%
Net interest margin (1)                                       3.61%                           3.63%                           3.84%


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


        In 2004, average earning assets declined by 6.1% or $32.9 million from 2003, following a 2.9% or $16.3 million decline in 2003 from 2002. Average interest bearing liabilities, the primary source of funds supporting the earning assets, decreased 9.1% or $43.1 million from 2003, which follows a 4.7% or $23.5 million decline in 2003 from 2002. The decline in 2004 average earning assets was the result of the residual effect of the $16.5 million of loan charge-offs in 2003, the $7.0 million of loan charge-offs in 2004 (primarily at Farmers Deposit in both years), coupled with loan maturities and principal pay downs that were not renewed and the redeployment of other available funds to reduce debt. The decline in interest bearing liabilities was largely due to debt reduction strategies, a continued shift in customer deposits from interest bearing to non-interest bearing, and the non-renewal of certain certificates of deposit at Farmers Deposit Bank in conjunction with Premier's capital restoration plan for that Bank. Other than the effects of the capital restoration plan, the same factors were the result of the decline in average earning assets and average interest bearing liabilities in 2003 compared to 2002. Additional information on each of the components of earning assets and interest bearing liabilities is contained in the following sections of this report.

Loan Portfolio

        Premier's loan portfolio is its largest and highest yielding component of average earning assets, totaling 64.4% of average earning assets during 2004. Average loans declined by $26.5 million or 7.5% in 2004. The decline is largely attributable to the high level of charge-offs and loan collections at Farmers Deposit. The average loans outstanding at Farmers Deposit declined by $30.5 million in 2004, $4.0 million more than Premier's total decline of $26.5 million. Of the remaining increase, Premier realized a 6.0% increase in loans in its West Virginia markets and an 11.1% increase in loans in its Ohio markets. These increases were partially offset by a 10.0% decline in average loans in Premier's other Kentucky markets. Due to the low interest rate environment, many borrowers sought to refinance their loans to reduce their interest costs. Due to the lackluster economy and the resulting lower demand for loans during much of 2003 and 2004, larger banks began competing more strongly by enticing borrowers with prime rate or below prime rate loans. Therefore, scheduled loan maturities were not necessarily renewed with Premier. In 2003, average loans outstanding decreased by $30.6 million or 8.0% compared to 2002. Again, the decline is partially attributed to the high level of charge-offs, primarily at Farmers Deposit (down $13.9 million on average), but also to stiffer competition from larger banks competing in Premier's markets and a general decline in economic growth. Of the total decline in 2003, Premier realized a 1.8% increase in loans in its West Virginia markets and a 3.3% increase in loans in its Ohio markets. These were more than offset by a 19.2% decline in loans in Premier's other Kentucky markets.

        Total loans at December 31, 2004 decreased by $6.9 million or 2.1% from the total at December 31, 2003. This decrease follows a $41.3 million or 11.1% decrease in 2003 from total loans at December 31, 2002. The decline in 2004 period-end loans was the result of the $7.0 million of loan charge-offs recorded during the year, primarily at Farmers Deposit ($5.5 million). The decline in 2003 period-end loans was the result of the $16.5 million of loan charge-off recorded during the year, primarily at Farmers Deposit, and declines due to low loan demand resulting from the poor economy and heavy refinancing activity by borrowers to obtain lower interest rates.

        The following table presents a five year comparison of loans by type. With the exception of those categories included in the comparison, there are no loan concentrations which exceed 10% of total loans. Additionally, Premier's loan portfolio contains no loans to foreign borrowers nor does it have a material volume of highly leveraged transaction lending.

                                                              LOAN SUMMARY
                                                         (Dollars in thousands)

                                                                       As of December 31
                                    2004      %         2003      %         2002      %         2001      %         2000      %
                                  --------  -----     --------  -----     --------  -----     --------  -----     --------  -----
Summary of Loans by Type
  Commercial, secured by real
    estate                        $101,567   31.3%    $101,325   30.5%    $109,571   29.3%    $106,726   27.7%    $138,960   27.5%
  Commercial, other                 40,923   12.6       38,063   11.5       51,347   13.8       59,364   15.4       72,197   14.3
  Real estate construction           5,906    1.8        5,414    1.6        7,318    2.0        8,245    2.1       14,142    2.8
  Real estate mortgage             128,243   39.5      126,134   38.0      134,271   36.0      135,937   35.4      178,558   35.3
  Agricultural                       2,380    0.7        3,032    0.9        4,381    1.2        5,402    1.4        8,878    1.7
  Consumer                          44,470   13.7       56,216   17.0       63,534   17.0       68,300   17.7       92,564   18.3
  Other                              1,438    0.4        1,610    0.5        2,677    0.7          966    0.3          598    0.1
                                  --------   ----     --------   ----     --------   ----     --------   ----     --------   ----
    Total loans                   $324,927  100.0%    $331,794  100.0%    $373,099  100.0%    $385,019  100.0%    $505,897  100.0%
  Less unearned income                                                                            (330)               (504)
                                  --------            --------            --------            --------            --------
     Total loans net of
        unearned income           $324,927            $331,794            $373,099            $385,019            $505,567
                                  ========            ========            ========            ========            ========
Non-Performing Assets
  Non-accrual loans               $  6,847            $ 11,958            $  8,197            $  6,302            $  5,864
  Accruing loans which are
    contractually past due
    90 days or more                    739               4,137               1,238               5,612               1,563
  Restructured loans                   238                 104                 129                 338                 689
                                  --------            --------            --------            --------            --------
    Total nonperforming and
      restructured loans             7,824              16,199               9,564              12,252               8,116
  Other real estate acquired
    through foreclosures             2,247               3,187               3,505               5,508               2,844
                                  --------            --------            --------            --------            --------
    Total nonperforming and
      restructured loans and
      other real estate           $ 10,071            $ 19,386            $ 13,069            $ 17,760            $ 10,960
                                  ========            ========            ========            ========            ========
Nonperforming and restructured
  loans as a % of total loans         2.41%               4.88%               2.56%               3.18%               1.60%
Nonperforming and restructured
  loans and other real estate
  as a % of total assets (1)          1.87               3.57%               2.21%               2.93%               1.40%
Allocation of Allowance
  For Loan Losses
  Commercial, other               $  1,734   13.7%    $  4,166   12.9%    $  2,294   15.7%    $  1,379   17.1%    $  2,145   16.1%
  Real estate, construction             83    1.8          662    1.6          632    2.0          488    2.1          381    2.8
  Real estate, other                 4,276   70.8        4,886   68.5        4,341   65.3        3,235   63.1        2,510   62.8
  Consumer installment               1,255   13.7        2,478   17.0          977   17.0        1,178   17.7        1,067   18.3
  Unallocated                        2,036               2,108               1,454               1,091                 514
                                  --------  -----     --------  -----     --------  -----     --------  -----     --------  -----
  Total                           $  9,384  100.0%    $ 14,300  100.0%    $  9,698  100.0%    $  7,371  100.0%    $  6,617  100.0%
                                  ========  =====     ========  =====     ========  =====     ========  =====     ========  =====

  (1) From continuing operations


        Loans secured by real estate, which in total constituted approximately 73% of Premier's loan portfolio at December 31, 2004, consist of a diverse portfolio of predominately single family residential loans and loans for commercial purposes where real estate is part of the collateral, not the primary source of repayment. Residential real estate mortgage loans generally do not exceed 80% of the value of the real property securing the loan. The residential real estate mortgage loan portfolio primarily consists of adjustable rate residential mortgage loans. The origination of these mortgage loans can be more difficult in a low interest rate environment where there is a significant demand for fixed rate mortgages. Premier also participates in the solicitation of loans for the secondary market and recognizes the referral fees in non-interest income. Commercial loans are generally made to small-to-medium size businesses located within a defined market area and typically are secured by business assets and guarantees of the principal owners. Additional risks of loss are associated with commercial lending such as the potential for adverse changes in economic conditions or the borrowers' ability to successfully execute their business plan. Consumer loans generally are made to individuals living in Premier's defined market area who are known to the local bank's staff. Consumer loans are generally made for terms of up to seven years on a secured or unsecured basis; however longer terms may be approved in certain circumstances and for revolving credit lines. While consumer loans generally provide the Company with increased interest income, consumer loans may involve a greater risk of default.

        In addition to the loans presented in the loan summary table, Premier also offers certain off-balance sheet products such as letters of credit, revolving credit agreements, and other loan commitments. These products are offered under the same credit standards as the loan portfolio and are included in the risk-based capital ratios used by the Federal Reserve to evaluate capital adequacy. Additional information on off-balance sheet commitments is contained in Note 18 to the consolidated financial statements.

        Total non-performing assets, which consist of past-due loans on which interest is not being accrued ("non accrual loans"), foreclosed properties in the process of liquidation ("OREO"), loans with restructured terms to enable a delinquent borrower to repay and accruing loans past due 90 days or more, were $10.1 million, or 1.87% of total assets of continuing operations at year-end 2004. The amount is down significantly from the $19.4 million of non-performing assets (3.57% of total assets of continuing operations) at year-end 2003 and the $13.1 million of non-performing assets (2.21% of total assets of continuing operations) at year-end 2002. The decrease in 2004 was due to charge-offs of loans determined to be uncollectible, the sale of $4.5 million of OREO property, and the collection or rehabilitation of previously delinquent loans. The increase in 2003 was due to the loan underwriting issues uncovered at Farmers Deposit Bank. As management's efforts to collect these loans upon maturity continues, loans are only renewed using Premier's strengthened credit policies. Otherwise, loans may be placed on non-accrual status and foreclosure proceedings begun to obtain and liquidate any collateral securing the past due or matured loans. Premier is committed to continuing to reduce its high level of non-performing assets and implementing strong underwriting standards to help maintain a lower level of non-performing assets in the future. This effort is revealed in the decline in non-performing assets from the end of 2001 to the end of 2002, primarily related to the sale of OREO properties and the decline in loans 90+ days past due. Premier's efforts at its other affiliate banks in 2003 and 2004 are masked by the high level of non-performing assets at Farmers Deposit Bank, which alone totaled $12.5 million at December 31, 2003. At December 31, 2004, the non-performing assets at Farmers Deposit Bank had declined to $6.8 million, leaving $3.3 million of total non-performing assets at the other Affiliate Banks combined.

        The Loan Summary table presents five years of comparative non-performing asset information. Other than these loans and the impaired loans discussed in
Note 6 to the consolidated financial statements, Premier does not have a significant volume of loans whereby management has serious doubts about the borrowers ability to comply with the present repayment terms of the loan.

        It is Premier's policy to place loans that are past due over 90 days on non-accrual status, unless the loans are adequately secured and in the process of collection. Premier had no commitments to provide additional funds on non-accrual loans at December 31, 2004. For real estate loans, upon repossession, the balance of the loan is transferred to "Other Real Estate Owned" (OREO) and carried at the lower of the outstanding loan balance or the fair value of the property based on current appraisals and other current market trends less estimated disposal costs. If a writedown of the OREO property is necessary at the time of foreclosure, the amount is charged against the allowance for loan losses. A periodic review of the recorded property value is performed in conjunction with normal loan reviews, and if market conditions indicate that the recorded value exceeds the fair market value less estimated disposal costs, additional writedowns of the property value are charged directly to operations.

        During 2003 Premier recognized $466,000 of OREO writedowns compared to $1.0 million in 2002. During 2004, Premier realized a $125,000 net profit on the disposition of OREO properties, net of writedowns. Although loans may be classified as non-performing, some continue to pay interest irregularly or at less than original contracted terms. During 2004, approximately $159,000 of interest was recognized on non-accrual and restructured loans, while approximately $694,000 would have been recognized in accordance with their original terms.

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

        At December 31, 2004, the allowance for loan losses was $9.4 million or 2.89% to total year-end loans. This ratio is a decrease from the prior year's 4.31% but still higher than the 2.60% at the end of 2002. The decrease in the allowance in 2004 was the result of charge-offs of loans previously identified as impaired partially offset by $1.1 million of recoveries and $1.0 million of additional provisions for loan losses during 2004. The increase at year-end 2003 was the result of the significant allowance attributed to the loans at Farmers Deposit Bank. In management's opinion, the allowance for loan losses is adequate to absorb the current estimated risk of loss in the existing loan portfolio. The summary of the allowance for loan losses allocated by loan type is presented in the Loan Summary Table above.

        The following table provides a detailed history of the allowance for loan losses, illustrating charge-offs and recoveries by loan type, and the annual provision for loan losses over the past five years. The provision for loan losses in 2004 was $1.0 million, down significantly from the $20.5 million provision in 2003 and the $9.5 million provision in 2002. The provision in 2004 was the result of newly identified impaired loans and increases in the volume of loans outstanding at the banks located in West Virginia. The high level of provision in 2003 was the result of the net charge-offs and increase in impaired loans at Farmers Deposit. The relatively high provision in 2002 was in response to management efforts to identify the level of probable incurred losses throughout Premier's troubled institutions using the best practices of its higher performing institutions. These efforts were circumvented or rendered ineffective by the disregard for controls by the former president of Farmers Deposit. Premier continually evaluates the adequacy of its allowance for loan losses, and changes in the provision are based on the estimated probable incurred loss of the loan portfolio.

                                          SUMMARY OF LOAN LOSS EXPERIENCE
                                              (Dollars in Thousands)

                                                                        For the Year Ended December 31,
                                                           2004         2003         2002         2001         2000
                                                         -------      -------      -------      -------      -------
Allowance for Loan Losses, Beginning of Period           $14,300      $ 9,698      $ 7,371      $ 6,617      $ 5,755
Amounts charged off:
   Commercial, financial and agricultural loans            1,520        4,417        4,080        2,585        3,152
   Real estate construction loans                              5            0          833          480            0
   Real estate loans - other                               2,413        6,427        1,072        3,013          105
   Consumer installment loans                              3,054        5,669        1,904        1,725          850
                                                         -------      -------      -------      -------      -------
     Total charge-offs                                     6,992       16,513        7,889        7,803        4,107

Recoveries on amounts previously charged off:
   Commercial, financial and agricultural loans              264          145          138          163          182
   Real estate construction loans                              1           37           16            1            0
   Real estate loans - other                                  87           74          163           10            1
   Consumer installment loans                                698          346          446          299          171
                                                         -------      -------      -------      -------      -------
     Total recoveries                                      1,050          602          763          473          354
                                                         -------      -------      -------      -------      -------
Net charge-offs                                            5,942       15,911        7,126        7,330        3,753
Provision for loan losses                                  1,026       20,513        9,453        8,350        4,615
Balance of acquired or disposed subsidiaries                   0            0            0         (266)           0
                                                         -------      -------      -------      -------      -------
Allowance for Loan Losses, End of Period                 $ 9,384      $14,300      $ 9,698      $ 7,371      $ 6,617
                                                         =======      =======      =======      =======      =======

Average total loans                                      325,610      352,156      382,763      424,903      503,776
Total loans at year-end                                  324,927      331,794      373,099      384,940      505,567

As a Percent of Average Loans:
   Net charge-offs                                          1.82%        4.52%        1.86%        1.73%        0.74%
   Provision for loan losses                                0.32%        5.83%        2.47%        1.97%        0.92%
   Allowance for loan losses                                2.88%        4.06%        2.53%        1.73%        1.31%

As a Percent of Total Loans at Year-end:
   Allowance as a percentage of year-end net loans          2.89%        4.31%        2.60%        1.91%        1.31%

As a Multiple of Net Charge-offs:
   Allowance as a multiple of net charge-offs               1.58X        0.90X        1.36X        1.01X        1.76X
   Income before tax and provision for loan losses          0.65X        0.35X        0.80X        1.76X        1.22X



        Net charge-offs in 2004 decreased to $5.9 million, down $9.9 million or more than half of the $15.9 million of net charge-offs experienced in 2003. Approximately $4.8 million or 81% of the 2004 net charge-offs were at Farmers Deposit Bank. This level of net charge-offs compares to the $15.9 million of net charge-offs in 2003, up $8.8 million or more than double the $7.1 million of net charge-offs experienced in 2002. Approximately $14.3 million or 90% of the 2003 net charge-offs were at Farmers Deposit Bank. While all categories of loan charge-offs were down in 2004, consumer and real estate loan charge-offs continued to be higher than commercial loan charge-offs. Although management believes it has identified the significant remaining credit risk in the loan portfolio, additional charge-offs may be recorded in the coming months due to the high level of non-performing loans and the resolution of collection efforts on those loans. These factors are considered in determining the adequacy of the allowance for loan losses, which at December 31, 2004 was 2.89% of total loans outstanding and 120% of non-performing loans.

        The following table presents the maturity distribution and interest sensitivity of selected loan categories at December 31, 2004. Maturities are based upon contractual terms.


                      LOAN MATURITIES AND INTEREST SENSITIVITY
                                December 31, 2004
                             (Dollars in thousands)

                                              Projected Maturities*
                                     One Year    One Through     Over       Total
                                      or Less    Five Years   Five Years    Loans
                                     --------    ----------   ----------   --------
Commercial, secured by real estate   $  8,206     $ 30,523     $ 62,839     $101,568
Commercial, other                      14,159       15,965       10,799       40,923
Real estate construction                2,841        1,036        2,029        5,906
Agricultural                              815        1,033          532        2,380
                                     --------     --------     --------     --------
    Total                            $ 26,021     $ 48,557     $ 76,199     $150,777
                                     ========     ========     ========     ========

Fixed rate loans                     $ 10,263     $ 28,654     $  8,699     $ 47,616
Floating rate loans                    15,758       19,903       67,500      103,161
                                     --------     --------     --------     --------
    Total                            $ 26,021     $ 48,557     $ 76,199     $150,777
                                     ========     ========     ========     ========

Fixed rate loans projected to mature* after one year                        $ 37,353
Floating rate loans projected to mature* after one year                       87,403
                                                                            --------
    Total                                                                   $124,756
                                                                            ========
(*) Based on scheduled or approximate repayments.


Investment Portfolio and
Other Earning Assets

        Investment securities averaged $150.2 million in 2004, a $7.4 million or 5.2% increase from the $142.8 million averaged in 2003. This increase follows a 4.5% increase from the $136.7 million averaged in 2002. The increase in average investments in 2004 was the result of weak loan demand and funds from loan paydowns and payoffs at Farmers Deposit Bank. These funds were not used to fund new loans but were instead invested in high-quality debt and mortgage- backed securities. The increase in 2003 was the result of weak loan demand across the Company and stiffer competition from large banks in Premier's markets. Again, funds from loan payoffs and maturities were not used to fund new loans but were invested in high-quality debt securities.


The following table presents the carrying values of investment securities.

                   Fair Value of Securities Available for Sale
                             (Dollars in thousands)
                                                          As of December 31
                                                   2004         2003         2002
                                                ---------    ---------    ---------
U.S. Treasury Securities:                       $     250    $     652     $    407
U.S. Agency Securities:                           115,514      106,845      111,259
States and Political Subdivisions Securities        2,751        6,868       18,610
Mortgage-backed securities:                        34,942       31,810        5,370
Corporate securities:                                 435        1,471        9,052
Total securities:                               $ 153,892    $ 147,646    $ 144,698

        As sources of funds (deposits, federal funds purchased, and repurchase agreements with corporate customers) fluctuate, excess funds are initially invested in federal funds sold and other short-term investments. Based upon analyses of asset/liability repricing, interest rate forecasts, and liquidity requirements, funds are periodically reinvested in high-quality debt securities, which typically mature over a longer period of time. At the time of purchase, management determines whether the securities will be classified as trading, available-for-sale, or held-to-maturity. At December 31, 2004, all of Premier's investments were classified as available-for-sale and carried on the books at market value.

        As shown in the following Securities Maturity and Yield Analysis table, the average maturity period of the securities available-for-sale at December 31, 2004 was 4 years 3 months, lengthened somewhat by the 11 year 1 month average final maturity of the mortgage-backed securities portfolio. The table uses a final maturity method to report the average maturity of mortgage-backed securities, which excludes the effect of monthly payments and prepayments. Approximately 75% of Premier's investment securities are U.S. Government agency or Treasury securities that have an average maturity of 2 years 3 months. The average maturity of the investment portfolio is managed at a level to maintain a proper matching with interest rate risk guidelines. During 2004, Premier sold a portion of the securities classified as available-for-sale as part of its management of interest rate risk, as shown in the Statements of Cash Flows. Premier does not have any securities classified as trading or held-to-maturity and it has no plans to establish such classifications at the present time. Other information regarding investment securities may be found in the following table and in Note 5 to the consolidated financial statements.


                             SECURITIES MATURITY AND YIELD ANALYSIS
                                      December 31, 2004
                                    (Dollars in thousands)

                                                                        Average      Taxable
                                                             Market     Maturity    Equivalent
                                                             Value      (yrs/mos)     Yield*
                                                            --------    --------    ---------
U.S. Treasury Securities
  Within one year                                           $    250                   1.40%
                                                            --------
    Total U.S. Treasury Securities                               250       0/2         1.40

U.S. Government Agencies Securities
  Within one year                                             24,580                   2.24
  After one but within five years                             90,934                   3.08
                                                            --------
    Total U.S. Government Agencies Securities               $115,514       2/3         2.90

States and Political Subdivisions Securities
  Within one year                                                272                   4.52
  After one but within five years                              1,933                   4.60
  After five but within ten years                                406                   4.83
  Over ten years                                                 140                   6.75
                                                            --------
    Total States and Political Subdivisions Securities      $  2,751       3/4         4.74

Mortgage-Backed Securities**
  Within one year                                              1,077                   3.01
  After one but within five years                              5,508                   3.69
  After five but within ten years                              2,267                   4.05
  Over ten years                                              26,089                   4.54
                                                            --------
    Total Mortgage-Backed Securities                        $ 34,941      11/1         4.33

Corporate Securities
  Within one year                                                435                   6.20
                                                            --------
    Total Corporate Securities                              $    435       0/7         6.20
                                                            --------
Total Securities Available-for-Sale                         $153,892       4/3         3.27
                                                            ========
(*) Fully tax-equivalent using the rate of 34%.
(**) Maturities for Mortgage-Backed Securities are based on final maturity.



        Premier's average investment in federal funds sold and other short-term investments decreased by 31.5% in 2004. This follows a 23.8% increase in 2003. Averaging $29.4 million in 2004, federal funds sold and other short-term investments decreased $13.5 million from the $42.8 million averaged in 2003, and were lower than the $34.6 million averaged during 2002. The decrease in average federal funds sold in 2004 was the result of investing more of Premier's available funds into higher yielding investments and using a portion of the funds to reduce outstanding debt. The increase in average federal funds sold in 2003 was the result of maintaining additional liquidity at Farmers Deposit Bank and the desire to keep more liquid funds on hand to take advantage of any potential rising interest rates. Fluctuations in federal funds sold and other short-term investments reflect management's goal to maximize asset yields while maintaining proper asset/liability structure, as discussed in greater detail above and in other sections of this report.

Funding Sources

        In 2004, Premier once again decreased the rates paid on its interest bearing deposits in response to the decline in market interest rates. The average rate paid on interest bearing liabilities decreased to 2.32% in 2004, down from the 2.63% paid in 2003 and the 3.49% paid in 2002. The decrease is largely due to declines in rates paid on time deposits as higher rate certificates of deposits have either not renewed at maturity or were redeposited at lower rates in conjunction with the decline in market interest rates. Similarly, rates paid on NOW and money market transactional deposit accounts also declined. Due to alternative sources of investment and an ever increasing sophistication of customers in funds management techniques to maximize return on their money, competition for funds has become more intense. Premier's banks periodically offer special rate products to attract additional deposits.

        Premier's deposits, on average, decreased by 5.6% or $26.4 million in 2004. The 2004 decrease follows a 1.6% or $7.6 million decrease in 2003 from the average in 2002. In 2004, $20.8 million of the decline in deposits was at Farmers Deposit Bank, partially due to Premier's capital restoration plan as certain deposits were not renewed as part of the plan to reduce the size of the Bank. The remaining $5.6 million decline in average deposits was largely due to the withdrawal of some public fund deposits which were reestablished as repurchase agreements. Average repurchase agreements at Affiliate Banks other than Farmers Deposit increased by $5.8 million during 2004 offsetting the remaining decline in average deposits in 2004.

        In 2004, non-interest bearing deposits increased by 16.1% or $8.7 million on average when compared to 2003. In 2003, non-interest bearing deposits increased by 13.7% or $6.5 million on average when compared to 2002. Since no interest is paid on these deposits, an increase in non-interest bearing deposits helps to increase Premier's net interest margin and its profitability. Non-interest bearing deposits are more susceptible to withdrawal and therefore may provide challenges to maintaining adequate liquidity. (See the additional discussion on liquidity below.) In 2004, interest bearing deposits decreased by 8.3% or $35.0 million on average when compared to 2003. The decrease was primarily due to a $21.6 million decrease in average interest bearing deposits at Farmers Deposit Bank. The remaining decrease was the result of the non-renewal of certain high rate time deposits in 2003 that had a carryover effect on 2004 and a decrease in average interest bearing transaction deposits. In 2003, interest bearing deposits decreased by 3.2% or $14.1 million on average when compared to 2002. The decrease was primarily the result of planned non renewals of high rate time deposits which more than offset increases in average interest bearing transaction deposits and savings deposits.

        The following table provides information on the maturities of time deposits of $100,000 or more at December 31, 2004

              MATURITY OF TIME DEPOSITS $100,000 OR MORE
                          December 31, 2004
                           (In thousands)

   Maturing 3 months or less                                 $  6,723
   Maturing over 3 months through 6 months                      6,267
   Maturing over 6 months through 12 months                    10,369
   Maturing over 12 months                                     16,854
                                                             --------
      Total                                                  $ 40,213
                                                             ========


        Other funding sources for Premier include short and long-term borrowings. Premier's short-term borrowings primarily consist of federal funds purchased from other banks, and securities sold under agreements to repurchase with commercial customers. These short-term borrowings fluctuate depending on near term funding needs and as part of Premier's management of its asset/liability mix. In 2004, short-term borrowings averaged $6.5 million, up $1.9 million from the average in 2003. Near the end of 2003, Farmers Deposit Bank reduced its short-term borrowings to zero as part of Premier's recapitalization plan. This event had the effect of reducing Premier's average short-term borrowings in 2004 by approximately $4.3 million. This decline in short-term borrowings was more than offset by the public fund repurchase agreements established at the Affiliate Banks in 2004 as discussed above. In 2003, short-term borrowings averaged $4.7 million, down $761,000 from the average in 2002. The decline in 2003 was largely the result of terminating the repurchase agreements at Farmers Deposit Bank in an effort to reduce the size of the bank.

        Long-term borrowings consist of Federal Home Loan Bank (FHLB) borrowings by Premier's banks, other borrowings by the parent holding company and debt issued in the form of subordinated debentures to an unconsolidated trust subsidiary. FHLB advances, on average, declined by 37.2% or $5.9 million in 2004, following a 20.0% or $4.0 million decrease in 2003. Premier uses fixed rate FHLB advances from time-to-time to fund certain residential and commercial loans as well to maximize investment opportunities as part of its interest rate risk management. In 2003 and 2004, Premier elected not to renew most of its maturing FHLB advances and prepaid a limited number of other FHLB advances in order to reduce its outstanding debt. At December 31, 2004, FHLB advances totaled $9.3 million and had repayment schedules from five to eight years. Other borrowings, on average, declined by 36.5% or $3.0 million in 2004 and 21.8% or $2.3 million in 2003 as the parent company began using available funds to aggressively pay down its outstanding debt in late 2001. At December 31, 2004, other borrowings totaled $800,000 with a scheduled maturity in 2005. Premier fully repaid this borrowing in the first quarter of 2005. For more information on other borrowings, see Note 11 to the consolidated financial statements.


                                         PAYMENTS DUE ON CONTRACTUAL OBLIGATIONS
                                                     December 31, 2004
                                                      (In thousands)

                                                               Less                                         More
                                                              than 1           1-3            3-5          than 5
Contractual Obligations                         Total          Year           Years          Years          Years
                                              --------       --------       --------       --------       --------
   FHLB Advances                              $  9,288       $    681       $  1,471       $  1,628       $  5,508
   Other borrowed funds                            800            800              -              -              -
   Notes payable                                 1,402          1,402              -              -              -
   Guaranteed subordinated debentures           20,876              -              -              -         20,876
   Operating Lease Obligations                     245             97            142              6              -
                                              --------       --------       --------       --------       --------
     Total                                    $ 32,611       $  2,980       $  1,613       $  1,634       $ 26,384
                                              ========       ========       ========       ========       ========

        On December 20, 2004, Premier entered into a sixty-three month contract with Fiserv Solutions, Inc. (Fiserv) whereby Fiserve will provide data processing and item processing services to Premier. Conversions by Premier's subsidiary banks to Fiserv systems will begin on April 15, 2005 with a targeted completion by June 30, 2005. Based upon statistical data provided to Fiserv by Premier for proposal purposes, the estimated payments to Fiserv for these services will be approximately $412,000 in 2005, and $708,000 per year beginning in 2006. Actual results may vary depending upon the number and type of accounts actually converted and future customer activity.

        Premier's Trust Preferred Securities represent beneficial interests in the assets of PFBI Capital Trust (NASDAQ/NMS-PFBIP). The trust holds $20.9 million of 9.75% Junior Subordinated Deferrable Interest Debentures ("Subordinated Debentures") due in 2027. This total is down from the $26.6 million outstanding at December 31, 2003 due to $5.7 million of early redemptions during the fourth quarter of 2004. Quarterly cash distributions on the Preferred Securities are made to the extent interest on the debentures is received by the trust.

        As previously disclosed, pursuant to an agreement entered into with the Federal Reserve Bank of Cleveland on September 29, 2000, as superseded by an agreement with the Federal Reserve Bank of Cleveland dated January 29, 2003, Premier is required to request approval for the payment of distributions due on the Trust Preferred Securities. During the quarter ended June 30, 2002, Premier was notified by the Federal Reserve Bank of Cleveland that due to the deterioration of core earnings of the Company, among other issues, the FRB would not allow the payment of the distribution due June 30, 2002 on Premier's Trust Preferred Securities. In response, Premier reached an agreement with the Federal Reserve Bank of Cleveland whereby Premier's Chairman of the Board, who is also its largest shareholder, agreed to loan the company the amount of the distribution, $701,000, so that Premier, with the Federal Reserve Bank's approval, could make the distribution. The loan is unsecured at a zero interest rate with no defined maturity date. The loan cannot be repaid without the prior approval of the Federal Reserve Bank. A similar agreement was reached for the payment of the distribution due September 30, 2002. Premier's President and Chief Executive Officer, who is also a director, agreed to loan the Company the amount of the September 30 distribution, $701,000. This loan is also unsecured at a zero interest rate with no defined maturity date. The loan also cannot be repaid without the prior approval of the Federal Reserve Bank of Cleveland.

        In December 2002, The Federal Reserve Bank of Cleveland ("FRB") denied Premier's request to make the fourth quarter distribution. Accordingly, Premier exercised its right to defer the payment of interest on the Subordinated Debentures related to the Trust Preferred Securities for an indefinite period (which can be no longer than 20 consecutive quarterly periods). Premier continued to defer the payment of interest throughout 2003 and 2004. In the first quarter of 2005, Premier sought and received approval from the FRB to make the first quarter 2005 distribution and all nine previously deferred quarterly distributions. During the deferral period, the deferred distributions also accrued interest at an annual rate of 9.75%. This interest, the deferred distributions, and the current quarterly distribution are all scheduled to be paid on March 31, 2005 to holders of record on March 15, 2005. Although the FRB approved the payment of the deferred and current distributions through March 31 ,2005, Premier is still bound by the Written Agreement and will be required to request the FRB's approval to pay future distributions. No assurance can be given that the FRB will grant such approval.

        As part of a Debt Reduction and Profitability plan presented on January 6, 2003 to the Federal Reserve Bank of Cleveland ("Federal Reserve"), Premier requested and received approval from the Federal Reserve to redeem $3,000,000 of the then outstanding $28,750,000 Trust Preferred Securities. The goal of the redemption was to use a portion of Premier's cash on hand to reduce its total interest cost and thus improve profitability. The redemption reduced Premier's interest cost by approximately $292,000 per year. However, this benefit was partially offset due to the interest accrued in 2003 on the deferred quarterly distributions. In 2004, Premier requested and received approval from the Federal Reserve to redeem $4.5 million of Trust Preferred Securities on October 15, 2004 and another $1.0 million on December 31, 2004. These two redemptions will reduce Premier's future interest cost by approximately $536,000 per year. Future early redemptions, if any, will also require Federal Reserve approval, pursuant to a previously disclosed Written Agreement entered into with the Federal Reserve Bank of Cleveland on January 29, 2003.

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

        The earnings simulation model uses assumptions, maturity patterns, and reinvestment rates provided by Premier and forecasts the effect of instantaneous movements in interest rates of both 100 (1.00%) and 200 (2.00%) basis points. The most recent earnings simulation model projects net interest income would increase by approximately 0.4% over the projected stable rate net interest income if interest rates rise by 100 basis points over the next year. Conversely, the simulation projects an approximate 0.9% decrease in net interest income if interest rates fall by 100 basis points over the next year. Within the same time frame, but assuming a 200 basis point movement in interest rates, the simulation projects that net interest income would increase by 0.8% over the projected stable rate net interest income in a rising rate scenario and would decrease by 1.9% in a falling rate scenario. Under both the 100 and 200 basis point simulations, the percentage changes in net interest income are within Premier's ALCO guidelines.

        Another measure of a company's interest sensitivity is the measure of Economic Value at Risk (EVR). The EVR of a company's balance sheet at a given point in time is the discounted present value of asset cash flows minus the discounted present value of liability cash flows. Similar to net interest income, EVR can be simulated assuming changes in market interest rates. The resulting percentage change versus the stable rate EVR is an indication of the longer term repricing risk imbedded in the balance sheet. At December 31, 2004, a 200 basis point increase in rates is estimated to decrease Premier's EVR by 15.5% while a 200 basis point decrease would increase Premier's EVR by 25.7%. The percentage changes in EVR for the 200 basis point decrease are outside Premier's ALCO guidelines. However, the with market interest rates already at relatively low levels, the likelihood of an additional 200 basis point decrease is believed to be remote. Furthermore, the low interest rate environment in 2004 limits the change in the market value of liabilities in a declining rate simulation because rates paid on liabilities cannot fall below zero.

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


        The following table presents summary information about the simulation model's interest rate risk measures and results.


                                             Year-End    Year-End       ALCO
                                               2004        2003      Guidelines
                                             --------    --------    ----------

Projected 1-Year Net Interest Income
   -100 bp change vs. Base Rate                -0.9%        -1.5%       10%
   +100 bp change vs. Base Rate                 0.4%         1.0%       10%
Projected 1-Year Net Interest Income
   -200 bp change vs. Base Rate                -1.9%        -2.9%       10%
   +200 bp change vs. Base Rate                 0.8%         2.0%       10%
Economic Value Change
   -200 bp Change vs. Base Rate                25.7%        28.9%       20%
   +200 bp Change vs. Base Rate               -15.5%       -16.3%       20%


        The improvement in the 2004 simulated change in EVR for a 200 basis point decline in interest rates is due to the current low interest rate environment. The low interest rate environment in 2004 limits the change in the market value of liabilities in a declining rate simulation because rates paid on liabilities cannot fall below zero.

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

        Premier generated $11.5 million of cash from operations in 2004, which compares to $12.2 million in 2003 and $10.3 million in 2002. These proceeds along with the proceeds from the sale and maturity of securities and the repayment of loans were used to purchase securities, satisfy deposit withdrawals, and reduce outstanding debt during those years. Net cash provided by liquidating investing activities totaled $7.5 million in 2004, $29.5 million in 2003 and $5.3 million in 2002. Net cash used to satisfy deposit withdrawals and reduce debt totaled $20.9 million in 2004, $39.5 million in 2003 and $17.4 million in 2002. Details on the sources and uses of cash can be found in the Consolidated Statements of Cash Flows in the consolidated financial statements.

        At December 31, 2004, the parent company had nearly $7.7 million in cash held with its subsidiary banks. This balance along with cash dividends expected to be received from its subsidiaries is sufficient to cover the operating costs of the parent, service its existing other debt and to pay the deferred Trust Preferred distributions approved by the Federal Reserve in the first quarter of 2005. During 2004, the parent company received $14.3 million from the sale of its subsidiary, Citizens Bank and generated $2.3 million from operations. Premier used a portion of these proceeds to complete the necessary capital injections into Farmers Deposit Bank to maintain the Bank's capital ratios required by the FDIC in accordance with the Order. Premier used a substantial portion of the proceeds to reduce its borrowed funds and redeem a portion of the Trust Preferred Securities outstanding. The remainder was held for future use. Additional information on parent company cash flows and financial statements is contained in Note 21 to the consolidated financial statements.

Capital Resources

        Premier's consolidated average equity-to-asset ratio increased to 8.23% during 2004, up from 7.87% in 2003 but down slightly from the 8.43% during 2002. The ratios for all three years are considered adequate for a company of Premier's size . The increase in 2004 was largely due to the decline in average total assets due to the sale of Citizen's Bank Kentucky on July 1, 2004. The decrease in 2003 was largely the result of the losses sustained during the year resulting from the operations of Farmers Deposit Bank The Federal Reserve's risk-based capital guidelines and leverage ratio measure the capital adequacy of banking institutions. The risk-based capital guidelines weight balance sheet assets and off-balance sheet commitments by prescribed factors relative to credit risk, thus eliminating disincentives for holding low risk assets and requiring more capital for holding higher risk assets. At year-end 2004, Premier's risk adjusted capital-to-assets ratio was 18.9% compared to 14.8% at December 31, 2003. Both of these ratios are well above the minimum level of 8.0% prescribed for bank holding companies of Premier's size. The leverage ratio is a measure of total tangible equity to total tangible assets. Premier's leverage ratio at December 31, 2004 was 9.7% compared to 6.4% at December 31, 2003. Both of these ratios are above the recommended 4.0% to 5.0% recommended by the Federal Reserve. The increase in the 2004 ratios was the result of the increase in total capital and decline in total assets resulting from the sale of Citizens Bank, coupled with a decrease in disallowed deferred tax assets. In accordance with Federal Reserve guidelines for all banks and bank holding companies, deferred tax assets are subtracted from Premier's available total equity ("disallowed") if they generally cannot be realized through available tax refunds in a next twelve month timeframe. Premier's capital ratios are the direct result of management's desire to maintain a strong capital position. Additional information on Premier's capital ratios and the capital ratios of its larger banks may be found in Note 20 to the consolidated financial statements.

        The primary source of funds for dividends paid by Premier to its shareholders is the dividends received from its subsidiary banks. Banking regulations limit the amount of dividends that may be paid without prior approval of the regulatory agencies. Under these regulations, the amount of dividends that may be paid without prior approval in any calendar year is limited to the current year's net profits, as defined, combined with the retained net profits of the preceding two years, subject to regulatory capital requirements and additional restrictions more fully described in Note 20 to the consolidated financial statements. During 2005, Premier's banks could, without prior approval, declare and pay to Premier dividends of approximately $2.5 million plus any 2005 net profits retained through the date of declaration by Ohio River Bank, Citizens Deposit Bank, Boone County Bank and First Central Bank.

        Additional information on the capital position of Premier is included in the following table.


                              SELECTED CAPITAL INFORMATION
                                 (Dollars in thousands)
                                                             As of December 31
                                                             2004         2003       Change
                                                           --------     --------     --------
Stockholders' Equity                                       $ 51,029     $ 45,540     $  5,489
   Qualifying capital securities of subsidiary trust         17,185       14,953        2,232
   Disallowed amounts of goodwill and other intangibles     (15,816)     (16,044)         228
   Disallowed deferred tax assets                            (1,743)      (4,248)       2,505
   Unrealized loss (gains) on securities
     available for sale                                         527         (681)       1,208
                                                           --------     --------     --------
Tier I capital                                             $ 51,182     $ 39,520     $ 11,662

Tier II capital adjustments:
   Qualifying capital securities of subsidiary trust          3,065       10,797
   Allowable amount of the allowance for loan losses          3,916        4,790
                                                           --------     --------
Total capital                                              $ 58,163     $ 55,107
                                                           ========     ========

Total risk-weighted assets                                 $307,805     $371,491

Ratios
   Tier I capital to risk-weighted assets                     16.63%       10.64%
   Total capital to risk-weighted assets                      18.90%       14.83%
   Leverage at year-end                                        9.74%        6.42%



INCOME STATEMENT ANALYSIS
Net Interest Income

        Net interest income, the amount by which interest generated from earning assets exceeds the expense associated with funding those assets, is Premier's most significant component of earnings. Net interest income on a fully tax-equivalent basis was $18.3 million in 2004, down 6.9% from the amount earned in 2003 which follows a 8.1% decrease in 2003 from 2002. When net interest income is presented on a fully tax-equivalent basis, interest income from tax-exempt earning assets is increased by the amount equivalent to the federal income taxes which would have been paid if this income were taxable at the statutory federal tax rate of 34% for companies of Premier's size. The decrease in net interest income in 2004 is largely due to a decrease in the volume of loans outstanding coupled with a decline in loan interest income resulting from the high level of non-accrual loans at Farmers Deposit. As shown in the Rate Volume Analysis table below, decreases in the volume of earning assets (primarily loans) in 2004 reduced Premier's interest income by $1.8 million. This decrease was partially offset by the lower volume of interest bearing liabilities in 2004 resulting in a $1.3 million decline in interest expense. The net effect was to reduce net interest income by $571,000 for the year. Similarly, the lower interest rate environment in 2004, coupled with the decline in interest income for loans placed on non-accrual resulted in reduced interest income of $2.0 million. This decline was partially offset by reduced interest expense of $1.2 million which resulted primarily from the lower interest rate environment and the resulting lower rate paid on deposits. During the latter half of 2004, interest rates began to rise, which resulted in increases in the interest paid on Premier's long and short term borrowings. The overall effect of declining volumes and declining rates was a decrease in net interest income of $1.3 million in 2004 when compared to 2003.

        Similarly, in 2003, a reduction in Premier's volume of earning assets reduced interest income by $1.9 million which was only partially offset by a $1.5 million decrease in interest expense due to a lower volume of interest bearing liabilities. The net result was a $429,000 decrease in net interest income from volume activity. Likewise, in 2003, the declining interest rate environment coupled with loan interest income reversals due to loans placed on non-accrual reduced Premier's interest income by $4.8 million. This decline was only partially offset by the decline in the rates paid on deposits in 2003. As a result of the lower interest rate environment, Premier's interest expense declined by $3.5 million in 2003 versus 2002. The overall effect of declining volumes and declining rates was a decrease in net interest income of $1.7 million in 2003 when compared to 2002.




                           RATE VOLUME ANALYSIS OF CHANGES IN NET INTEREST INCOME
                            (Dollars in thousands on a taxable equivalent basis)

                                             2004 vs 2003                             2003 vs 2002
                                 Increase (decrease) due to change in     Increase (decrease) due to change in

                                                               Net                                      Net
                                   Volume        Rate        Change         Volume        Rate        Change
                                 ---------    ---------    ---------      ---------    ---------    ---------
Interest Income*:
   Loans                         $  (1,947)   $  (1,704)   $  (3,651)     $  (2,443)   $  (2,662)   $  (5,105)
   Investment securities               311         (401)         (90)           297       (1,742)      (1,445)
   Federal funds sold                 (211)         122          (89)           249         (347)         (98)
   Deposits with banks                   0           (1)          (1)             0           (1)          (1)
                                 ---------    ---------    ---------      ---------    ---------    ---------
      Total interest income      $  (1,847)   $  (1,984)   $  (3,831)     $  (1,897)   $  (4,752)   $  (6,649)
                                 ---------    ---------    ---------      ---------    ---------    ---------

Interest Expense:
   Deposits
      NOW and money market       $    (234)   $    (521)   $    (755)     $     192    $  (1,615)   $  (1,423)
      Savings                           79         (339)        (260)            78         (239)        (161)
      Certificates of deposit         (517)        (705)      (1,222)        (1,033)      (2,044)      (3,077)
   Short-term borrowings                25           42           67            (12)         (31)         (43)
   Other borrowings                   (143)          12         (131)          (173)         140          (33)
   FHLB borrowings                    (335)          65         (270)          (223)         106         (117)
   Debt                               (100)         181           81           (297)         233          (64)
                                 ---------    ---------    ---------      ---------    ---------    ---------
      Total interest expense     $  (1,225)   $  (1,265)   $  (2,490)     $  (1,468)   $  (3,450)   $  (4,918)
                                 ---------    ---------    ---------      ---------    ---------    ---------
Net interest income*             $    (622)   $    (719)   $  (1,341)     $    (429)   $  (1,302)   $  (1,731)
                                 =========    =========    =========      =========    =========    =========

(*) Fully taxable equivalent using the rate of 34%.
Note - Changes to rate/volume are allocated to both rate and volume on a proportional dollar basis.


        As net interest income dollars declined in 2004, Premier's net interest margin also decreased. In 2004, the yield earned on investment securities declined 23 basis points to 3.18% while the yield on the loan portfolio declined 50 basis points to 7.10%. The net result on all earning assets was to reduce the yield 37 basis points to 5.60% in 2004, down from 5.97% earned in 2003 and 6.99% earned in 2001. Similarly, in 2004 Premier reduced the average rate paid on its deposits by 40 basis points by not renewing high rate certificates of deposit and by keeping the rates paid on other deposit products competitive with national and local market rates. As the interest rate began to increase late in 2004, the rates paid on Premier's variable rate borrowings also increased. The rate paid on short-term borrowings increased 71 basis points to 1.80% and the rate paid on other borrowings increased 13 basis points on average to 4.67%. Furthermore, due to the interest required to be accrued on the deferred Trust Preferred distributions, the effective rate on the outstanding principal balance of the debt increased by 107 basis points to 11.30%. The rate increase is magnified by the decline in the average balance outstanding due to Premier's early redemptions in 2003 and 2004. The net result on all interest bearing liabilities was to reduce the cost of funds 31 basis points to 2.32% in 2004, down from 2.63% in 2003 and 3.49% in 2002. As a result Premier's net interest spread decreased by only 6 basis points and its net interest margin decreased by only 2 basis points to 3.61% in 2004, down from 3.63% in 2003 and 3.84% in 2002. Further discussion of interest income is included in the section of this report entitled "Balance Sheet Analysis."

Non-interest Income and Expense

        Non-interest income has been and will continue to be an important factor for improving profitability. Recognizing this importance, management continues to evaluate areas where non-interest income can be enhanced. As shown in the table of Non-interest Income and Expense below, total fees and other income increased by 1.7% or $58,000 in 2004. The increase in 2004 is largely due to an increase in service charges on deposit accounts, substantially offset by declines in insurance commissions and other sources of non-interest income. In 2003, total fees and other income increased by 23.6% or $658,000 from 2002. The increase in 2003 is also largely due to increases in service charges on deposit accounts. Service charges on deposit accounts increased to $2,513,000 in 2004, an increase of 16.0% or $346,000. This increase follows a 28.2% or $476,000 increase in 2003 over 2002. The increases are the result of changes in the way Premier charges customers for over drawing their checking accounts and a general increase in customers and activity. These increases were partially offset by declining insurance commissions. Insurance commissions declined by 56.5% or $70,000 in 2004 and 40.9% or $86,000 in 2003 largely due to lower new loan generations resulting from lower loan demand and stiffer competition from larger banks. Other income decreased 18.8% or $218,000 in 2004 from the high amount of other income reported in 2003. This is primarily the result of a lower volume of commissions from originating secondary market mortgage loans, lower data processing revenue from non-affiliate banks, and a high level of 2003 collections of loans retained from the Bank of Mt. Vernon and Sabina Bank sales. Other income increased by 30.2% or $268,000 in 2003. This is a result of increases in various other sources of income such as debit card fees, commissions from originating secondary market mortgage loans and collections of loans retained from the Bank of Mt. Vernon and Sabina Bank sales.

        In 2004, Premier realized $100,000 in net gains on securities sales. These securities were sold as part of Premier's management of its asset/liability position and to liquidate certain tax exempt investments in order to generate future taxable income. In 2003, Premier realized $616,000 in net gains on securities sales. Again, these securities were sold as part of Premier's management of its asset/liability position and to liquidate the tax-exempt investments at Farmers Deposit Bank in order to generate taxable income in the future. In 2002, Premier realized $73,000 in net losses on securities sales.

           The following table is a summary of non-interest income and expense for each of the years the three-year period ending December 31, 2004.


                                             NON-INTEREST INCOME AND EXPENSE
                                                 (Dollars in thousands)
                                                                                    Increase (Decrease) Over Prior Year
                                                                                         2004                2003
                                                                                   ----------------     ----------------
                                              2004        2003        2002          Amount     Pct       Amount     Pct
                                            --------    --------    --------       -------    -----     -------    -----
Non-Interest Income:
   Service charges on deposit accounts      $  2,513    $  2,167    $  1,691       $   346    15.97     $   476    28.15
   Insurance income                               54         124         210           (70)  (56.45)        (86)  (40.95)
   Other                                         939       1,157         889          (218)  (18.84)        268    30.15
                                            --------    --------    --------       -------    -----     -------    -----
      Total fees and other income              3,506       3,448       2,790       $    58     1.68     $   658    23.58
   Investment securities gains(losses)           100         616         (73)         (516)      -          689       -
                                            --------    --------    --------       -------    -----     -------    -----
        Total non-interest income           $  3,606    $  4,064    $  2,717       $  (458)  (11.27)    $ 1,347    49.58
                                            ========    ========    ========       =======    =====     =======    =====

Non-Interest Expense:
   Salaries and wages                       $  7,103    $  6,768    $  6,665       $   335     4.95     $   103     1.55
   Employee benefits                           1,633       1,955       2,251          (322)  (16.47)       (296)  (13.15)
                                            --------    --------    --------       -------    -----     -------    -----
      Total staff costs                        8,736       8,723       8,916            13     0.15        (193)   (2.16)
                                            --------    --------    --------       -------    -----     -------    -----
   Occupancy and equipment expense             2,141       2,260       2,283          (119)   (5.27)        (23)   (1.01)
   Professional fees                           2,271       1,338       1,086           933    69.73         252    23.20
   Taxes, other than payroll, property
      and income                                 589         534         688            55    10.30        (154)  (24.38)
   OREO losses and expenses                      (45)        540       1,160          (585) (108.33)       (620)  (53.45)
   Bad check losses                               94         461          29          (367)  (79.61)        432  1489.66
   Supplies                                      365         379         385           (14)   (3.69)         (6)   (1.56)
   Accelerated amortization of
      Trust Preferred issuance costs             214         124           0            90    72.58         124       -
   Other expenses                              3,417       3,273       3,284           144     4.40         (11)   (0.33)
                                            --------    --------    --------       -------    -----     -------    -----
      Total non-interest expenses           $ 17,782    $ 17,632    $ 17,831       $   150     0.85     $  (199)   (1.12)
                                            ========    ========    ========       =======    =====     =======    =====




        Just as management continues to evaluate areas where non-interest income can be enhanced, it strives to find ways to improve the efficiency of its operations and utilize the economies of scale of the consolidated entity to reduce its operating costs. Premier's 2004 net overhead ratio, or non-interest expense less non-interest income excluding securities transactions and other similar non-operating transactions to average earning assets was 2.82%, an increase from the 2.62% realized in 2003 and the 2.70% ratio realized in 2002. While the 2004 ratio increased by 20 basis points, the actual dollars of net overhead expense increased by only 0.7% or $95,000. The primary reason for the increase in the net overhead ratio is the 6.1% decrease in average earning assets without a corresponding decrease in operating costs. For the year 2004, net overhead was $14.3 million, up $95,000 from the $14.2 million of 2003 net overhead. The current year increase follows an $860,000 or 5.7% decrease in 2003 from the $15.0 million of net overhead in 2002.

        Total non-interest expense in 2004 increased by $150,000, or 0.9% from 2003 as decreases in OREO losses, bad check losses and occupancy and equipment expenses were essentially offset by increased professional fees, taxes not on income and other operating expenses. This year's increase compares to a $199,000 or 1.1% decrease in 2003 versus 2002. The decrease in 2003 was generally the result of decreases in staff costs, OREO losses and expenses and taxes not on income which were only partially offset by increases in professional fees, bad check losses and other expenses.

        Staff costs increased by only $13,000 or 0.2% in 2004 versus 2003. Increases in salaries and wages were essentially offset by reductions in medical insurance and other benefit costs. In 2003, staff costs decreased by $193,000 or 2.2% compared to 2002. Likewise, increases in salaries and wages were more than offset by reductions in medical insurance and other benefit costs. In the second quarter of 2003, employees were required to contribute a percentage of the overall medical insurance premium as Premier changed its benefit structure to be more in-line with its competitors. The percentage of employee contribution was phased in over the two year period.

        Occupancy and equipment expenses decreased by $119,000 or 5.3% in 2004 as lower equipment depreciation and maintenance costs were complemented by lower occupancy costs. In 2003, occupancy and equipment expenses decreased by $23,000 or 1.0% as decreases in equipment expenses were substantially offset by an increase in occupancy costs.

        Professional fees increased by $933,000 or 69.7% in 2004 versus 2003 primarily due to increased audit costs as well as legal fees and other professional fees associated with Premier's investigation of Farmers Deposit Bank and the related SEC investigation as disclosed in previous filings. Professional fees increased by $252,000 or 23.2% in 2003 versus 2002. The increase in 2003 was largely due to legal and audit costs related to the Farmers Deposit Bank investigation.

        Taxes not on income increased by $55,000 or 10.3% in 2004 versus 2003. The increase in 2004 is due to an increase in franchise taxes imposed by the states in which the Banks operate. Taxes not on income decreased by $154,000 or 22.4% in 2003 versus 2002 largely due to employment of tax saving strategies resulting from the moving of the company headquarters to West Virginia.

        OREO writedowns and expenses netted to a $45,000 benefit in 2004 as Premier realized $123,000 of net profit from the disposition of OREO properties in 2004. A majority of the gains on the disposition of OREO were on properties from which no previous writedowns had occurred. This profit more than offset the costs of maintaining the remaining OREO property held in 2004. The net benefit in 2004 is a $585,000 decrease from the $540,000 of OREO writedowns and expenses recorded in 2003. The decrease from 2003 follows a $620,000 or 53.5% decrease from the $1.2 million of these expenses in 2002. The high level in 2002 was largely due to writedowns of OREO property to net realizable values as management emphasized efforts to liquidate the properties.

        Bad check losses totaled $94,000 in 2004, a $367,000 decrease from the $461,000 recorded in 2003. The 2003 losses were a $432,000 increase from the $29,000 of bad check losses recorded in 2002. The increase in 2003 was primarily the result of bad checks losses at Farmers Deposit Bank related to dishonored checks discovered during investigation. The collection of these checks is still being pursued by the bank.

        Accelerated Trust Preferred issuance costs were recognized in 2003 and 2004. At the time of issuance, the costs to originate the Trust Preferred Securities were capitalized. The costs are being amortized over the 30 year life of the securities which mature in 2027 and are recorded as an adjustment to interest expense. In March 2003, Premier redeemed $3.0 million of the Trust Preferred Securities in accordance with the terms of the instrument. At that time an amount of the remaining unamortized issuance costs proportional to the $3.0 million of the then $28.8 million of Trust Preferred Securities outstanding was expensed to non-interest expense. This amount totaled $124,000 in 2003. Likewise, as a result of the $4.5 million early redemption on October 15, 2004 and the additional $1.0 million redeemed on December 31, 2004, Premier expensed $214,000 of the issuance costs. Additional information on the Trust Preferred Securities is contained in Note 12 to the consolidated financial statements.

        Other expenses totaled $3.4 million in 2004, a 4.4% or $144,000 increase from the $3.3 million recorded in 2003. The increase in 2004 is largely due to a $165,000 writedown of the former headquarters of Premier located in Georgetown Kentucky prior to its sale. Other operating expenses in 2003 were approximately the same amount recorded in 2002.

        An analysis of the allowance for loan losses and related provision for loan losses is included in the Loan Portfolio section of the Balance Sheet Analysis of this report.

Applicable Income Taxes

        Premier recognized $899,000 of income tax expense related to continuing operations. This amount compares to the $5.3 million income tax benefit recognized in 2003 and the $1.5 million income tax benefit recognized in 2002. The benefit in 2003 and 2002 was due to the pretax losses realized by Premier. Premier's effective tax rate was 31.4% in 2004, down from the negative (35.5%) in 2003 and the negative (40.8%) in 2002. Premier's effective tax rates in 2003 and 2002 were increased by the benefits of holding tax-exempt investments and other tax saving instruments. These tax saving benefits helped to reduce Premier's positive tax rate in 2004 to 31.4% from the 34.0% statutory rate. Additional information regarding income taxes is contained in Note 13 to the consolidated financial statements.

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


SUMMARY RESULTS OF OPERATIONS
FOURTH QUARTER 2004

        Income from continuing operations for the three months ended December 31, 2004 totaled $559,000, a $1.2 million improvement from the $596,000 loss from continuing operations reported for the fourth quarter of 2003. On a per share basis, Premier's income from continuing operations for the fourth quarter of 2004 was 11 cents per share, compared to a loss of 11 cents per share for the same quarter last year.

        Net interest income totaled $4,802,000 for the fourth quarter of 2004, an increase of $322,000 or 7.2% from the net interest income earned in the same quarter of 2003. The increase is the result of lower interest expense on deposits and borrowings, primarily due to lower outstanding balances of both. The provision for loan losses was $355,000 in the fourth quarter of 2004, a decrease of $1.8 million or 83.3% when compared to the fourth quarter of 2003. The large provision in 2003 was primarily the result of additional credit risk identified in the loan portfolio as a result of the on-going investigation at Farmers Deposit Bank. Non-interest income excluding securities transactions totaled $870,000 in the fourth quarter of 2004, a decrease of $105,000 or 10.8% from the $975,000 in the fourth quarter of 2003. The decrease was largely due to decreased insurance commissions, secondary market fees and other income. Non-interest expense totaled $4,584,000 in the fourth quarter of 2004, a $108,000 or 2.3% decrease from the $4,692,000 reported for the fourth quarter of 2002. Increases in staff costs, professional fees and accelerated amortization of trust preferred issuance costs were more than offset by lower OREO expenses and writedowns, bad check losses, and collection expense. Additional quarterly financial data is provided in Note 21 to the consolidated financial statements.


ADOPTION OF NEW ACCOUNTING STANDARDS

        Recently Issued Accounting Standards Not Yet Adopted - FAS 123, Revised, requires all public companies to record compensation cost for stock options provided to employees in return for employee service. As discussed in the Stock Compensation Expense disclosure above, the cost of stock options is measured at the fair value of the options when granted. This cost will be required to be expensed over the employee service period, which is normally the vesting period of the options. This Standard will apply to stock option awards granted or modified after the first quarter or year following June 15, 2005. Compensation cost will also be recorded for options already granted that have a vesting period beyond the date of adoption. The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted. The effect of existing options that will continue to vest after the adoption date is anticipated to be immaterial. There will also be no significant effect on the financial position of the Company as total equity will not change as a result of the required recording of compensation cost.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------
         The Company's Financial Statements and related Independent Auditors' Report are presented in the following pages. The financial statements filed in this Item 8 are as follows:

     Report of Independent Registered Public Accounting Firm

     Financial Statements:
         Consolidated Balance Sheets - December 31, 2004 and 2003
         Consolidated Statements of Operations - Years Ended December 31, 2004,
            2003, and 2002
         Consolidated Statements of Comprehensive Income - Years Ended
            December 31, 2004, 2003, and 2002
         Consolidated Statements of Changes in Stockholders' Equity - Years
            ended December 31, 2004, 2003, and 2002
         Consolidated Statements of Cash Flows - Years ended December 31, 2004,
            2003, and 2002
         Notes to Consolidated Financial Statements

                         PREMIER FINANCIAL BANCORP, INC.


                        CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002

                        REPORT OF INDEPENDENT REGISTERED
                             PUBLIC ACCOUNTING FIRM


Board of Directors
Premier Financial Bancorp, Inc.
Huntington, West Virginia


We have audited the accompanying consolidated balance sheets of Premier Financial Bancorp, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Premier Financial Bancorp, Inc. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.



                          Crowe Chizek and Company LLC


Columbus, Ohio
March 23, 2005

                         PREMIER FINANCIAL BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2004 and 2003
                      (In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

                                                       2004             2003
                                                    ----------       ----------
ASSETS
Cash and due from banks                             $   14,474       $   16,422
Federal funds sold                                      17,342           17,051
Securities available for sale                          153,892          147,646
Loans                                                  324,927          331,794
   Allowance for loan losses                            (9,384)         (14,300)
                                                    ----------       ----------
     Net loans                                         315,543          317,494
Federal Home Loan Bank and
  Federal Reserve Bank stock                             2,611            2,490
Premises and equipment, net                              7,257            7,956
Real estate and other property acquired
  through foreclosure                                    2,247            3,187
Interest receivable                                      2,740            3,448
Goodwill                                                15,816           15,816
Current year tax receivable                                597            3,695
Other assets                                             4,736            8,024
Assets of discontinued operation                             -           79,163
                                                    ----------       ----------

Total assets                                        $  537,255       $  622,392
                                                    ==========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
   Non-interest bearing                             $   68,380       $   59,001
   Time deposits, $100,000 and over                     40,213           42,780
   Other interest bearing                              329,205          353,693
                                                    ----------       ----------
     Total deposits                                    437,798          455,474
Federal funds purchased                                  1,838                -
Securities sold under
  agreements to repurchase                               7,208                -
Federal Home Loan Bank advances                          9,288           10,705
Other borrowed funds                                       800            6,200
Notes payable                                            1,402            1,402
Guaranteed junior subordinated
  interest debentures                                   20,876           26,546
Interest payable                                         5,532            3,902
Other liabilities                                        1,484            1,227
Liabilities of discontinued operation                        -           71,396
                                                    ----------       ----------
   Total liabilities                                   486,226          576,852

Stockholders' equity
   Preferred stock, no par value;
     1,000,000 shares authorized;
     none issued or outstanding                              -                -
   Common stock, no par value;
     10,000,000 shares authorized;
     5,232,230 shares issued and outstanding             1,103            1,103
   Additional paid in capital                           43,445           43,445
   Retained earnings                                     7,008              311
   Accumulated other comprehensive income (loss)          (527)             681
                                                    ----------       ----------
     Total stockholders' equity                         51,029           45,540
                                                    ----------       ----------

Total liabilities and stockholders' equity          $  537,255       $  622,392
                                                    ==========       ==========


--------------------------------------------------------------------------------
                             See accompanying notes.

                         PREMIER FINANCIAL BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             Years Ended December 31
                      (In Thousands, Except Per Share Data)

--------------------------------------------------------------------------------

                                                                    2004                2003                2002
                                                                -----------         -----------         -----------
Interest income
   Loans, including fees                                        $    23,073         $    26,731         $    31,835
   Securities -
     Taxable                                                          4,444               3,871               5,086
     Tax-exempt                                                         217                 651                 807
   Federal funds sold                                                   380                 469                 567
   Other interest income                                                  7                   7                   8
                                                                -----------         -----------         -----------
     Total interest income                                           28,121              31,729              38,303

Interest expense
   Deposits                                                           6,267               8,503              13,164
   Other borrowings                                                     922               1,256               1,449
   Debentures                                                         2,868               2,788               2,852
                                                                -----------         -----------         -----------
     Total interest expense                                          10,057              12,547              17,465
                                                                -----------         -----------         -----------

Net interest income                                                  18,064              19,182              20,838
Provision for loan losses                                             1,026              20,513               9,453
                                                                -----------         -----------         -----------
   Net interest income after provision for loan losses               17,038              (1,331)             11,385

Non-interest income
   Service charges                                                    2,513               2,167               1,691
   Insurance commissions                                                 54                 124                 210
   Securities gains (losses)                                            100                 616                 (73)
   Other income                                                         939               1,157                 889
                                                                -----------         -----------         -----------
                                                                      3,606               4,064               2,717

Non-interest expenses
   Salaries and employee benefits                                     8,736               8,723               8,916
   Occupancy and equipment expenses                                   2,141               2,260               2,283
   Professional fees                                                  2,271               1,338               1,086
   Taxes, other than payroll, property and income                       589                 534                 688
   Write-downs, expenses, sales of other real estate owned              (45)                540               1,160
   Supplies                                                             365                 379                 385
   Bad check losses                                                      94                 461                  29
   Other expenses                                                     3,631               3,397               3,284
                                                                -----------         -----------         -----------
                                                                     17,782              17,632              17,831

Income (loss)  from continuing operations
   before income taxes                                                2,862             (14,899)             (3,729)
Provision (benefit) for income taxes                                    899              (5,282)             (1,522)
                                                                -----------         -----------         -----------

Income (loss) from continuing operations                              1,963              (9,617)             (2,207)
                                                                -----------         -----------         -----------

Discontinued operations
   Income (loss) from operations of discontinued component                4                (127)             (1,722)
   Gain on sale of discontinued component                             6,664                   -                   -
   Provision (benefit) for income taxes                               1,934                 (47)               (592)
                                                                -----------         -----------         -----------
   Income (loss) from discontinued operations                         4,734                 (80)             (1,130)
                                                                -----------         -----------         -----------

Net (loss) income                                               $     6,697         $    (9,697)        $    (3,337)
                                                                ===========         ===========         ===========


--------------------------------------------------------------------------------
                             See accompanying notes.

                         PREMIER FINANCIAL BANCORP, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
                             Years Ended December 31
                      (In Thousands, Except Per Share Data)

--------------------------------------------------------------------------------

                                                                    2004                2003                2002
                                                                -----------         -----------         -----------
Weighted average common shares outstanding:
   Basic                                                              5,232               5,232               5,232
   Diluted                                                            5,237               5,232               5,232

Earnings (loss) per share from continuing operations:
   Basic and diluted                                            $      0.37         $     (1.84)        $    (0.42)

Earnings (loss) per share from discontinued operations:
   Basic and diluted                                            $      0.90         $     (0.01)        $    (0.22)

Net earnings (loss) per share:
   Basic and diluted                                            $      1.28         $     (1.85)        $    (0.64)



--------------------------------------------------------------------------------
                             See accompanying notes.

                         PREMIER FINANCIAL BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             Years Ended December 31
                      (In Thousands, Except Per Share Data)

--------------------------------------------------------------------------------

                                                                    2004                2003                2002
                                                                -----------         -----------         -----------

Net income (loss)                                               $     6,697         $    (9,697)        $    (3,337)

Other comprehensive income (loss):
   Unrealized gains and (losses) on securities
     arising during the period                                       (1,730)               (726)              1,032
   Reclassification of realized amount (including
     from discontinued operations)                                     (100)               (618)                 45
                                                                -----------         -----------         -----------
     Net change in unrealized gain (loss) on
       securities                                                    (1,830)             (1,344)              1,077
   Less: Tax impact                                                    (622)               (457)                366
                                                                -----------         -----------         -----------
     Other comprehensive income (loss)                               (1,208)               (887)                711
                                                                -----------         -----------         -----------

Comprehensive income (loss)                                     $     5,489         $   (10,584)        $    (2,626)
                                                                ===========         ===========         ===========




--------------------------------------------------------------------------------
                             See accompanying notes.

                         PREMIER FINANCIAL BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  Years Ended December 31, 2004, 2003 and 2002
                      (In Thousands, Except Per Share Data)

--------------------------------------------------------------------------------

                                                                                          Accumulated
                                                          Additional                         Other
                                              Common        Paid-in       Retained       Comprehensive
                                               Stock        Capital       Earnings       Income (Loss)      Total

Balances, January 1, 2002                   $  1,103      $  43,445      $  13,345       $      857      $   58,750

Net change in unrealized gains (losses)
  on securities available for sale                 -              -              -              711             711

Net loss                                           -              -         (3,337)               -          (3,337)
                                            --------      ---------      ---------       ----------      ----------

Balances, December 31, 2002                    1,103         43,445         10,008            1,568          56,124

Net change in unrealized gains (losses)
  on securities available for sale                 -              -              -             (887)           (887)

Net loss                                           -              -         (9,697)               -          (9,697)
                                            --------      ---------      ---------       ----------      ----------

Balances, December 31, 2003                    1,103         43,445            311              681          45,540

Net change in unrealized gains (losses)
  on securities available for sale                                                           (1,208)         (1,208)

Net income                                         -              -          6,697                            6,697
                                            --------      ---------      ---------       ----------      ----------

Balances, December 31, 2004                 $  1,103      $  43,445      $   7,008       $     (527)     $   51,029
                                            ========      =========      =========       ==========      ==========







--------------------------------------------------------------------------------
                             See accompanying notes.

                         PREMIER FINANCIAL BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             Years Ended December 31
                                 (In Thousands)

--------------------------------------------------------------------------------

                                                                          2004             2003             2002
                                                                      ------------     -----------      -----------
Cash flows from continuing operating activities
   Net income (loss) from continuing operations                       $      1,963     $    (9,617)     $    (2,207)
   Adjustments to reconcile net income (loss)
     to net cash from continuing operating activities
       Depreciation                                                            904             989            1,090
       Provision for loan losses                                             1,026          20,513            9,453
       Amortization, net                                                       496             567              303
       FHLB stock dividends                                                    (90)           (139)            (162)
       Losses (gains) on other real estate owned                              (123)            466            1,037
       Securities (gains) losses, net                                         (100)           (616)              73
       Changes in
         Interest receivable                                                   708           1,806            1,263
         Deferred income taxes                                               3,351          (1,693)          (1,329)
         Other assets                                                        1,757          (2,862)             870
         Interest payable                                                    1,630           2,347              135
         Other liabilities                                                     (20)            398             (229)
                                                                      ------------     -----------      -----------
           Net cash from continuing operating activities                    11,502          12,159           10,297

Cash flows from continuing investing activities
   Purchases of securities available for sale                              (76,861)       (141,891)        (128,956)
   Proceeds from sales of securities available for sale                      1,911          21,926            5,814
   Proceeds from maturities, paydowns and
     calls of securities available for sale                                 66,675         115,770          126,679
   Purchases of FHLB stock                                                     (31)            (76)             (50)
   Redemption of FHLB stock                                                      -           1,542              104
   Proceeds from sale of subsidiary                                         14,311               -                -
   Net change in federal funds sold                                           (291)          7,696           (3,280)
   Net change in loans                                                         311          22,788            2,859
   Purchases of loan participations from other banks                        (2,943)              -                -
   Payments on loan participations with other banks                             10               -                -
   Purchases of premises and equipment                                        (205)           (473)            (742)
   Proceeds from sale of other real estate acquired
     through foreclosure                                                     4,610           2,190            2,822
                                                                      ------------     -----------      -----------
     Net cash from continuing investing activities                           7,497          29,472            5,250




--------------------------------------------------------------------------------
                             See accompanying notes.

                         PREMIER FINANCIAL BANCORP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                             Years Ended December 31
                                 (In Thousands)

--------------------------------------------------------------------------------

                                                                          2004             2003             2002
                                                                      ------------     -----------      -----------
Cash flows from continuing financing activities
   Net change in deposits                                             $    (17,676)    $   (22,250)     $    (6,267)
   Advances from Federal Home Loan Bank                                          -           2,750           14,420
   Repayment of Federal Home Loan Bank advances                             (1,417)        (10,288)         (21,646)
   Early redemption of debentures, net                                      (5,500)         (3,000)               -
   Repayment of other borrowed funds                                        (5,400)         (1,500)          (5,300)
   Proceeds from notes payable                                                   -               -            1,402
   Net change in federal funds purchased                                     1,838               -                -
   Net change in agreements to repurchase securities                         7,208          (5,255)               -
                                                                      ------------     ------------     -----------
     Net cash used in continuing financing activities                      (20,947)        (39,543)         (17,391)
                                                                      -------------    ------------     -----------

Net change in cash and cash equivalents
   from continuing activities                                               (1,948)          2,088           (1,844)

Cash and cash equivalents of continuing operations
   at beginning of year                                                     16,422          14,334           16,178
                                                                      ------------     -----------      -----------

Cash and cash equivalents of continuing operations
   at end of year                                                     $     14,474     $    16,422      $    14,334
                                                                      ============     ===========      ===========

Supplemental disclosures of cash flow information:
     Cash paid during the year for -
       Interest                                                       $      8,427     $    10,201      $    17,314
       Income taxes paid (refunded)                                         (3,946)           (549)            (280)

     Loans transferred to real estate acquired
       through foreclosure                                            $      3,547     $     2,338      $     1,856

     Net change in cash and cash equivalents of
       discontinued operations                                        $     (5,306)    $     1,596      $      (740)




--------------------------------------------------------------------------------
                             See accompanying notes.

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002
--------------------------------------------------------------------------------


NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of Premier Financial Bancorp, Inc. (the Company) and its wholly-owned subsidiaries:

                                                                                             Unaudited
                                                                             --------------------------------------
                                                                                                December 31, 2004
                                                                                 Year                     Net Income
                                                                               Acquired       Assets        (Loss)
                                                                               --------       ------         ----
                                                                                                  (In Thousands)
Citizens Deposit Bank & Trust **            Vanceburg, Kentucky                 1991      $    90,154    $    1,364
Bank of Germantown **                       Germantown, Kentucky                1992           22,868           196
Farmers Deposit Bank                        Eminence, Kentucky                  1996           91,605          (250)
Ohio River Bank                             Ironton, Ohio                       1998           80,685           876
First Central Bank, Inc.                    Philippi, West Virginia             1998           89,940         1,120
Boone County Bank, Inc.                     Madison, West Virginia              1998          158,412         2,114
Mt. Vernon Financial Holdings, Inc.         Huntington, West Virginia           1999            2,974           179

** Bank of Germantown merged into Citizens Deposit Bank & Trust on January 3, 2005.



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


--------------------------------------------------------------------------------
                                   (Continued)

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002
--------------------------------------------------------------------------------


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

--------------------------------------------------------------------------------
                                   (Continued)

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002
--------------------------------------------------------------------------------


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


--------------------------------------------------------------------------------
                                   (Continued)

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002
--------------------------------------------------------------------------------


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

                                                2004        2003         2002
                                              --------    --------     --------

Income (loss) from continuing operations      $  1,963    $ (9,617)    $ (2,207)
Deduct:  Stock-based compensation
   expense determined under fair
   value based method                              (33)        (18)          98
                                              --------    --------     --------
Pro forma income (loss)                       $  1,930    $ (9,635)    $ (2,109)

Basic earnings (loss) per share
     from continuing operations               $   0.37    $  (1.84)    $  (0.42)
Pro forma basic earnings (loss) per share         0.37       (1.84)       (0.40)

Diluted earnings (loss) per share
     from continuing operations               $   0.37    $  (1.84)    $  (0.42)
Pro forma diluted earnings (loss) per share       0.37       (1.84)       (0.40)

On February 18, 2004, 28,200 incentive stock options were granted out of the 2002 Stock Option Plan at an exercise price of $9.30. These options vest in three equal annual installments ending on February 18, 2007. On January 15, 2003, 28,650 incentive stock options were granted out of the 2002 Stock Option Plan at an exercise price of $7.96. These options vest in three equal annual installments ending on January 15, 2006. Proforma stock-compensation expense is being amortized over the three-year vesting period for each of these grants. There were no options granted during 2002. Future pro forma net income will be negatively impacted should the Company choose to grant additional options.


--------------------------------------------------------------------------------
                                   (Continued)

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002
--------------------------------------------------------------------------------


NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date.
                                         2004            2003           2002
                                         ----            ----           ----

     Risk-free interest rate             3.15%           3.10%             -
     Expected option life (yrs)          5.00            5.00              -
     Expected stock price volatility     0.25            0.42              -
     Dividend yield                      0.00%           0.00%             -

Weighted average fair value of
    options granted during the year     $2.64           $3.30              -

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

--------------------------------------------------------------------------------
                                   (Continued)

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002
--------------------------------------------------------------------------------


NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Business Segments: All of the Company's operations are considered by management to be aggregated into one reportable operating segment.

Reclassifications: Some items in the prior year financial statements were reclassified to conform to the current presentation.

Recently Issued Accounting Standards Not Yet Adopted: FAS 123, Revised, requires all public companies to record compensation cost for stock options provided to employees in return for employee service. As discussed in the Stock Compensation Expense disclosure above, the cost of stock options is measured at the fair value of the options when granted. This cost will be required to be expensed over the employee service period, which is normally the vesting period of the options. This Standard will apply to stock option awards granted or modified after the first quarter or year following June 15, 2005. Compensation cost will also be recorded for options already granted that have a vesting period beyond the date of adoption. The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted. The effect of existing options that will continue to vest after the adoption date is anticipated to be immaterial. There will also be no significant effect on the financial position of the Company as total equity will not change as a result of the required recording of compensation cost.


NOTE  2 - DISCONTINUED OPERATIONS

In the fourth quarter of 2003, the Company adopted and began to implement a plan to sell its subsidiary Citizens Bank (Kentucky), Inc. ("Citizens Bank") located in Georgetown, Kentucky. On February 13, 2004, the Company announced that it had signed a definitive agreement to sell Citizens Bank in a cash transaction valued at approximately $14,500,000. The sale was completed on July 1, 2004 and resulted in a gain of $6,664,000. In accordance with Financial Accounting Standard 144, "Accounting for the Impairment or Disposal of Long-lived Assets", which became effective for the Company on January 1, 2002, the financial position and results of operations of Citizens Bank are removed from the detail line items in the Company's financial statements and presented separately as "discontinued operations."


--------------------------------------------------------------------------------
                                   (Continued)

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002
--------------------------------------------------------------------------------


NOTE  2 - DISCONTINUED OPERATIONS (Continued)

A condensed balance sheet and statement of operations for Citizens Bank follows (in thousands):

                                                           As of
                                               June 30             December 31
                                                2004                  2003
                                             -----------           -----------
                                             (unaudited)
Assets
   Cash and federal funds sold               $     8,774           $     6,473
   Securities available for sale                  11,600                12,082
   Loans, net                                     49,141                53,886
   Premises and equipment, net                     3,006                 3,026
   Other assets                                    3,352                 3,696
                                             -----------           -----------
     Total assets                            $    75,873           $    79,163
                                             ===========           ===========

Liabilities
   Deposits                                  $    62,440           $    65,486
   Federal Home Loan Bank advances                 5,242                 5,255
   Other liabilities                                 543                   655
                                             -----------           -----------
     Total liabilities                            68,225                71,396
   Equity                                          7,648                 7,767
                                             -----------           -----------
     Total liabilities and equity            $    75,873           $    79,163
                                             ===========           ===========



                              For the six months        For the years ended
                                ended June 30              December 31
                                     2004             2003              2002
                                  ---------        ---------         ---------
                                   (unaudited)

Interest income                   $   2,021        $   4,643         $   5,927
Interest expense                        732            1,873             2,701
                                  ---------        ---------         ---------
     Net interest income              1,289            2,770             3,226
Provision for loan losses                 -              240             2,324
Non-interest income                     434              938               836
Non-interest expense                  1,718            3,595             3,460
Income tax (benefit)                     (1)              47)             (592)
                                  ---------        ---------        ----------
     Net income (loss)            $       4        $     (80)        $  (1,130)
                                  =========        =========        ==========

--------------------------------------------------------------------------------
                                   (Continued)

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002
--------------------------------------------------------------------------------


NOTE  2 - DISCONTINUED OPERATIONS (Continued)

Activity in the allowance for loan losses for Citizens Bank follows (in thousands):

                                      2004             2003              2002
                                   ---------        ---------         ---------

Balance, beginning of year         $   2,164        $   2,685         $   1,575
Loans charged off                       (283)          (1,012)           (1,520)
Recoveries                               124              251               306
Provision for loan losses                  -              240             2,324
Sale of subsidiary                    (2,005)               -                 -
                                   ---------        ---------         ---------

Balance, end of year               $       -        $   2,164         $   2,685
                                   =========        =========         =========

Nonperforming loans of Citizens Bank at year end were as follows (in thousands):
                                                       2003              2002
                                                    ---------         ---------

  Loans past due over 90
   days still on accrual                            $       -         $     161
  Nonaccrual loans                                      2,399             4,320
  Restructured loans                                       46               164


--------------------------------------------------------------------------------
                                   (Continued)

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002
--------------------------------------------------------------------------------


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

Subsequently, on January 29, 2003, the Company entered into a written agreement with the FRB which supersedes and rescinds all previous agreements between the Company and the FRB. Among the provisions of the agreement was the continuation of the restriction on the Company's payment of dividends on its common stock without the express written consent of the FRB and the continuation of the restriction on the Company's payment of quarterly distributions on its Trust Preferred Securities without the express written consent of the FRB. Among other provisions, the agreement required(s) the Company to retain an independent consultant to review its management, directorate and organizational structure, adopt a management plan responsive to such consultant's report, update its management succession plan in accordance with any recommendations in such consultant's report, monitor its subsidiary banks' compliance with bank policies and loan review programs, conduct formal quarterly reviews of its subsidiary Banks' allowances for loan losses, maintain sufficient capital, submit a plan to the FRB for improving consolidated earnings over a three-year period, and submit to the FRB annual projections of planned sources and uses of the Company's cash, including a plan to service its outstanding debt and trust preferred securities. The Company's compliance with the written agreement is monitored by a committee consisting of three of its outside directors. As of December 31, 2004, management believes the Company is operating in compliance with the provisions of the written agreement.

Two of the Company's subsidiaries, Citizens Deposit Bank & Trust and the Bank of Germantown, entered into similar agreements with their respective primary regulators which, among other things, prohibited the payment of dividends without prior written approval and required significant changes in their credit administration policies. The banks fully complied with the terms of the agreements in 2004 and, accordingly, the agreement with the Bank of Germantown was terminated in August 2004 and the agreement with Citizens Deposit Bank & Trust was terminated in October 2004.

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

--------------------------------------------------------------------------------
                                   (Continued)

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002
--------------------------------------------------------------------------------


NOTE  3 - REGULATORY MATTERS (Continued)

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

The Order also outlined a number of steps to be taken by the Bank which are designed to remedy and/or prevent the reoccurrence of the items listed in the Order. These include 1) retaining qualified management and increasing the involvement of the Bank's Board of Directors ("Board"); 2) developing and submitting to the Supervisory Authorities a capital plan that maintains the Bank's Tier I Leverage Ratio above a minimum 5.0% and increases that ratio to 8.0% by December 31, 2004; 3) restricting the payment of cash dividends; 4) requiring the Board to review the adequacy of the allowance for loan losses at least quarterly; 5) requiring the Bank to charge-off certain loans listed in the Report; 6) reviewing the system of internal loan review and system for assigning loan risk grades as well as revising the Bank's lending policies to address items of criticism contained in the Report; 7) developing written plans for reducing and/or improving the level of adversely classified loans and correcting documentation exceptions on certain loans detailed in the Report; 8) generally prohibiting additional lending to borrowers who currently have uncollected adversely classified loans; 9) submitting an annual budget to the Supervisory Authorities outlining goals and strategies for improving and sustaining the earnings of the Bank; 10) adopting and implementing a policy for operating the Bank with adequate internal controls consistent with safe and sound banking practices and developing an internal audit program to ensure the integrity of these controls; 11) adopting and implementing a liquidity and funds management policy; and 12) providing notice of the Order to shareholders. The Bank is required to provide quarterly progress updates to the Supervisory Authorities.

--------------------------------------------------------------------------------
                                   (Continued)

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002
--------------------------------------------------------------------------------


NOTE  3 - REGULATORY MATTERS (Continued)

In accordance with the Order, the Company contributed additional capital to Farmers to ensure a 5.00% leverage ratio at December 31, 2003 (see Note 20). The Company also submitted to the Supervisory Authorities a written capital restoration plan that incrementally increased the Bank's Tier I Leverage Ratio to 8.00% by December 31, 2004 as required. The Company met all of the targets specified in the capital restoration plan and at December 31, 2004, the Tier I Leverage Ratio of the Bank was 9.45%. The Company also believes the Bank is in compliance with all of the other provisions of the Order.

NOTE  4 - RESTRICTIONS ON CASH AND DUE FROM BANKS

Included in cash and due from banks are certain non-interest bearing deposits that are held at the Federal Reserve or maintained in vault cash in accordance with average balance requirements specified by the Federal Reserve Board of Governors. The balance requirement at December 31, 2004 and 2003 was $3.0 million and $2.6 million.

NOTE  5 -SECURITIES

The amortized cost and fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows (in thousands):

                                                   Amortized         Unrealized        Unrealized          Fair
                                                     Cost               Gains            Losses            Value

2004
   U. S. Treasury securities                     $       250         $      -         $       -         $       250
   U. S. agency securities                           116,427              127            (1,040)            115,514
   Obligations of states and political
     subdivisions                                      2,661               90                 -               2,751
   Mortgage-backed securities                         34,921              171              (150)             34,942
   Corporate securities                                  428                7                 -                 435
                                                 -----------         --------         ---------         -----------
     Total available for sale                    $   154,687         $    395         $  (1,190)        $   153,892
                                                 ===========         ========         ==========        ===========


2003
   U. S. Treasury securities                     $       650         $      2         $       -         $       652
   U. S. agency securities                           106,413              573              (141)            106,845
   Obligations of states and political
     subdivisions                                      6,540              328                 -               6,868
   Mortgage-backed securities                         31,766              186              (142)             31,810
   Corporate securities                                1,439               32                 -               1,471
                                                 -----------         --------         ---------         -----------
     Total available for sale                    $   146,808         $  1,121         $    (283)        $   147,646
                                                 ===========         ========         =========         ===========

--------------------------------------------------------------------------------
                                   (Continued)

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002
--------------------------------------------------------------------------------


NOTE  5 -SECURITIES (Continued)

The amortized cost and fair value of securities at December 31, 2004 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                              Amortized                Fair
                                                 Cost                  Value
                                             -----------           -----------
                                                      (In Thousands)
Available for sale
   Due in one year or less                   $    25,588           $    25,512
   Due after one year through five years          93,622                92,867
   Due after five years through ten years            391                   406
   Due after ten years                               165                   165
   Mortgage-backed securities                     34,921                34,942
                                             -----------           -----------

     Total available for sale                $   154,687           $   153,892
                                             ===========           ===========

Proceeds from sales of securities during 2004, 2003 and 2002 were $1.9 million, $21.9 million and $5.8 million. Gross gains of $101,000, $653,000 and $40,000, and gross losses of $1,000, $37,000 and $113,000 were realized on those sales.

Securities with an approximate carrying value of $78.3 million and $76.1 million at December 31, 2004 and 2003 were pledged to secure public deposits, trust funds, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

Securities with unrealized losses at year-end 2004, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

                                    Less than 12 Months          12 Months or More                Total
                                    -------------------          -----------------                -----
                                   Fair       Unrealized       Fair        Unrealized       Fair       Unrealized
Description of Securities          Value         Loss          Value          Loss          Value         Loss
-------------------------          -----         ----          -----          ----          -----         ----

U.S. agency securities          $   93,557     $  (959)      $  3,928      $  (82)        $  97,485     $(1,040)
Mortgage-backed securities          13,099         (54)         5,284         (96)           18,383       (150)
                                ----------     --------      --------      -------         --------     -------

Total temporarily impaired       $ 106,656     $(1,013)      $  9,212      $ (178)        $ 115,868     $(1,190)
                                 =========     ========      ========      =======        =========     ========


--------------------------------------------------------------------------------
                                   (Continued)

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002
--------------------------------------------------------------------------------


NOTE  5 -SECURITIES (Continued)

Securities with unrealized losses at year-end 2003, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

                                    Less than 12 Months          12 Months or More                Total
                                    -------------------          -----------------                -----
                                   Fair       Unrealized       Fair        Unrealized       Fair       Unrealized
Description of Securities          Value         Loss          Value          Loss          Value         Loss
-------------------------          -----         ----          -----          ----          -----         ----

U.S. agency securities          $ 20,803       $(141)               -            -         $ 20,803     $(141)
Mortgage-backed securities        14,551        (142)               -            -           14,551      (142)
                                --------       ------                                      --------     ------

Total temporarily impaired       $35,354       $(283)               -            -         $ 35,354     $(283)
                                 =======       ======                                      ========     ======

The investment portfolio is predominately high quality interest-bearing bonds with defined maturity dates backed by the U.S. Government or Government sponsored agencies. The unrealized losses at December 31, 2004 and December 31, 2003 are price changes resulting from changes in the interest rate environment and are not considered to be other than temporary declines in the value of the securities. Their fair value is expected to recover as the bonds approach their maturity date and/or market conditions improve.

NOTE  6 - LOANS

Loans at year-end were as follows (in thousands):
                                                   2004                2003
                                               ------------       ------------

Commercial and agricultural,
  secured by real estate                       $    101,567       $    101,325
Commercial, other                                    40,923             38,063
Real estate construction                              5,906              5,414
Residential real estate                             128,243            126,134
Agricultural, other                                   2,380              3,032
Consumer and home equity                             44,470             56,216
Other                                                 1,438              1,610
                                               ------------       ------------

                                               $    324,927       $    331,794
                                               ============       ============

Certain directors and executive officers of the Banks and companies in which they have beneficial ownership, were loan customers of the Banks during 2004 and 2003. Such loans were made in the ordinary course of business at the Banks' normal credit terms and interest rates.


--------------------------------------------------------------------------------
                                   (Continued)

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002
--------------------------------------------------------------------------------


NOTE  6 - LOANS (Continued)

An analysis of the 2004 activity with respect to all director and executive officer loans is as follows (in thousands):

Balance, December 31, 2003                                        $     13,766
Additions, including loans now meeting disclosure
   requirements                                                          6,062
Amounts collected, including loans no longer meeting
   disclosure requirements                                              (4,714)
                                                                  ------------

Balance, December 31, 2004                                        $     15,114
                                                                  ============

Activity in the allowance for loan losses was as follows (in thousands):

                                                                          2004             2003              2002
                                                                       ---------        ---------         ---------

Balance, beginning of year                                             $  14,300        $   9,698         $   7,371
Loans charged off                                                         (6,992)         (16,513)           (7,889)
Recoveries                                                                 1,050              602               763
Provision for loan losses                                                  1,026           20,513             9,453
                                                                       ---------        ---------         ---------

Balance, end of year                                                   $   9,384        $  14,300         $   9,698
                                                                       =========        =========         =========

Impaired loans were as follows (in thousands):

                                                                          2004             2003              2002
                                                                       ---------        ---------         ---------

Impaired loans at year-end with an allowance                           $  12,918        $  17,071         $  10,878
Impaired loans at year-end with no allowance                                 263            3,849                 -
Amount of the allowance for loan losses allocated                          2,915            8,418             3,980
Average of impaired loans during the year                                 16,069           12,756             5,697
Interest income recognized during impairment                                 640              444               205
Cash-basis interest income recognized                                        620              515               189


--------------------------------------------------------------------------------
                                   (Continued)

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002
--------------------------------------------------------------------------------


NOTE  6 - LOANS (Continued)

Nonperforming loans at year end were as follows (in thousands):

                                                                          2004             2003              2002
                                                                       ---------        ---------         ---------

  Loans past due over 90 days still on accrual                         $     739        $   4,137         $   1,238
  Nonaccrual loans                                                         6,847           11,958             8,197
  Restructured loans                                                         238              104               129

Nonperforming loans include some impaired loans and smaller balance homogeneous loans, such as residential mortgage and consumer loans, that are collectively evaluated for impairment. Loan impairment is reported when full payment under the loan terms is not anticipated, which can include loans that are current or less than 90 days past due.

NOTE  7 - PREMISES AND EQUIPMENT

Year-end premises and equipment were as follows (in thousands):
                                                     2004              2003
                                                  ----------        ----------

Land and improvements                             $    1,583        $    1,567
Buildings and leasehold improvements                   6,077             6,573
Furniture and equipment                                7,402             7,836
                                                  ----------        ----------
                                                      15,062            15,976
Less: accumulated depreciation                        (7,805)           (8,020)
                                                  ----------        ----------

                                                  $    7,257        $    7,956
                                                  ==========        ==========

NOTE  8 - DEPOSITS

At December 31, 2004 the scheduled maturities of time deposits are as follows (in thousands):

           2005                                       $    100,269
           2006                                             36,993
           2007                                             21,069
           2008                                              5,483
           2009                                              2,675
           Thereafter                                          956
                                                      ------------
                                                      $    167,445
                                                      ============

Certain directors and executive officers of the Banks and companies, in which they have beneficial ownership, were deposit customers of the Banks during 2004 and 2003. The balance of such deposits at December 31, 2004 and 2003 were approximately $9,189,000 and $10,958,000.

--------------------------------------------------------------------------------
                                   (Continued)

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002
--------------------------------------------------------------------------------


NOTE 9 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase generally mature within one to ninety days from the transaction date. Information concerning securities sold under agreements to repurchase is summarized as follows (in thousands):

                                                  2004                 2003
                                                  ----                 ----

Year-end balance                               $     7,208         $         -

Average balance during the year                $     6,186         $     4,674

Average interest rate during the year                1.82%               1.08%

Maximum month-end balance during the year      $     7,334         $     6,255

Weighted average interest rate at year-end           2.66%                   -


NOTE 10 - FEDERAL HOME LOAN BANK ADVANCES

The Banks own stock of the Federal Home Loan Bank (FHLB) of Cincinnati, Ohio. This stock allows the Banks to borrow advances from the FHLB.

All advances are paid either on a monthly basis or at maturity, over remaining terms of six to eight years, with interest rates ranging from 4.10% to 6.64%, primarily at fixed rates with prepayment penalties for early repayment. Advances are secured by the FHLB stock, certain pledged investment securities and substantially all single family first mortgage loans of the participating Banks. Scheduled principal payments due on advances during the five years subsequent to December 31, 2004 are as follows (in thousands):

           2005                               $      681
           2006                                      717
           2007                                      754
           2008                                      793
           2009                                      835
           Thereafter                              5,508
                                              ----------

                                              $    9,288
                                              ==========


--------------------------------------------------------------------------------
                                   (Continued)

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002
--------------------------------------------------------------------------------


NOTE 11 - NOTES PAYABLE AND OTHER BORROWED FUNDS

In 2001, the Company entered into a promissory note with a commercial bank which is secured by Boone County Bank common stock. During 2004 the note was renewed for a period of one year. The interest rate is prime rate plus 1.00%. Accrued interest is due quarterly along with quarterly principal payments of $150,000 that began on September 27, 2003. Any remaining unpaid principal is due at maturity on April 27, 2005. The outstanding balance at December 31, 2004 was $800,000 and the interest rate was 6.25%.

The Company previously had a line of credit with a commercial bank of $20 million. During 2002, the line of credit expired, and the Company entered into a promissory note payable with the same commercial bank. The collateral for the note was the common stock of all of the Company's subsidiary banks except for Boone County Bank and a second lien on the common stock of Boone County Bank. The interest rate was prime rate plus 1.00%. The note matured on October 15, 2004 and was satisfied in full by the Company in September 2004.

In 2002, the Company also entered into notes payable with the Company's Chairman of the Board and President. Due to the restriction on the Company to pay its Trust Preferred distributions as discussed in Note 12, the Company reached an agreement with the FRB whereby the Company's Chairman of the Board, who is also the Company's largest shareholder, agreed to loan the Company the amount of the distribution, $701,000, so that the Company, with the FRB's approval, could make their second quarter 2002 distribution. A similar agreement was reached with the FRB for the payment of the distribution due for the third quarter 2002. The Company's President, who is also a director, agreed to loan the Company the amount of the distribution, $701,000. Thus, the balance of notes payable at December 31, 2004, was $1,402,000. Both loans are unsecured at a zero percent interest rate with no defined maturity date. The loans cannot be repaid without the prior approval of the FRB.


--------------------------------------------------------------------------------
                                   (Continued)

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002
--------------------------------------------------------------------------------


NOTE 12 - GUARANTEED JUNIOR SUBORDINATED INTEREST DEBENTURES

On June 9, 1997, PFBI Capital Trust (Trust), a statutory business trust created under Delaware law, issued $28,750,000 of 9.750% Preferred Securities ("Preferred Securities" or "Trust Preferred Securities") with a stated value and liquidation preference of $25 per share. The Trust's obligations under the Preferred Securities issued are fully and unconditionally guaranteed by the Company. The proceeds from the sale of the Preferred Securities of the Trust, as well as the proceeds from the issuance of common securities to the Company, were utilized by the Trust to invest in $29,639,000 of 9.750% Junior Subordinated Deferrable Interest Debentures (the "Debentures") of the Company. The Debentures, which mature on June 30, 2027 are unsecured obligations and rank subordinate and junior to the right of payment to all senior indebtedness, liabilities and obligations of the Company. The Debentures represent the sole assets of the Trust. Distributions on the Preferred Securities are payable at an annual rate of 9.750% of the stated liquidation amount of $25 per Preferred Security, payable quarterly. Cash distributions on the Preferred Securities are made to the extent interest on the Debentures is received by the Trust. In the event of certain changes or amendments to regulatory requirements or federal tax rules, the Debentures are redeemable in whole. Otherwise, the Debentures are generally redeemable by the Company in whole or in part on or after June 30, 2002 at 100% of the liquidation amount. Proceeds from any redemption of the Debentures would cause a mandatory redemption of the Preferred Securities and the common securities having an aggregate liquidation amount equal to the principal amount of the Debentures redeemed. Debt issuance costs of $1,478,000 have been capitalized by the Trust and are being amortized over the life of the debenture.

Prior to 2003, the Trust was consolidated in the Company's financial statements, with the Trust Preferred Securities issued by the Trust reported in liabilities as "guaranteed preferred beneficial interests in Company's debentures" and the subordinated debentures eliminated in consolidation. New accounting guidance, FASB Interpretation No. 46, as revised in December 2003, requires that subsidiaries defined as variable interest entities be consolidated by the enterprise that will absorb the majority of the entities' expected losses if they occur, receive a majority of the variable interest entities' residual returns if they occur, or both. The Company determined that the Trust meets the definition of a variable interest entity and that the Company is not the primary beneficiary of the Trust's activities. Accordingly, as of December 31, 2003, the Trust is no longer consolidated with the Company. The Company does not report the Preferred Securities issued by the Trust as liabilities, and instead reports as liabilities the Debentures issued by the Company and held by the Trust, as these are no longer eliminated in consolidation. The amounts previously reported as "guaranteed preferred beneficial interests in Company's debenture" in liabilities have been recaptioned "Guaranteed junior subordinated interest debentures" and continue to be presented in liabilities on the balance sheet. The deconsolidation of the Trust increased the Company's balance sheet by $796,000 at December 31, 2003, the difference representing the Company's common ownership

--------------------------------------------------------------------------------
                                   (Continued)

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002
--------------------------------------------------------------------------------


NOTE  12 - GUARANTEED JUNIOR SUBORDINATED INTEREST
                DEBENTURES (Continued)

in the Trust. The deconsolidation has no impact on the Company's liquidity position since it continues to be obligated to repay the Debentures held by the Trust and guarantees repayment of the Preferred Securities issued by the Trust.

A portion of the Preferred Securities issued by the Trust qualify as Tier 1 capital for the Company under the Federal Reserve Board's regulatory framework. The Federal Reserve Board recently re-evaluated whether trust preferred securities would continue to qualify as Tier 1 capital due to deconsolidation of the related trust preferred entity. Its conclusion, issued in a press release on March 1, 2005, was to continue to permit trust preferred securities to qualify as Tier I capital with certain restrictions phased in over five-years. Once completely phased-in, the dollar amount of trust preferred securities that will qualify as Tier I capital will be limited to 25% of equity based Tier I capital net of goodwill. As of December 31, 2004, $17,185,000 of the Preferred Securities was included in the Company's Tier I capital. Had the Federal Reserve Board's new limitations been completely phased in at December 31, 2004, the amount of Preferred Securities includable in the Company's Tier I capital would have been limited to $11,913,000.

As previously disclosed, pursuant to an agreement entered into with the Federal Reserve Bank (FRB) described in Note 3 the Company is required to request approval for the payment of distributions due on the Debentures and Trust Preferred Securities. As part of a Debt Reduction and Profitability plan presented on January 6, 2003, the Company requested and received approval from the FRB to redeem $3,000,000 of the $28,750,000 outstanding Debentures and Trust Preferred Securities. Thus, on February 24, 2003, the Company announced its plans to redeem $3,000,000 (120,000 shares) of the 9.75% Trust Preferred Securities as of March 31, 2003. The FRB denied the Company's requests to make further distributions on the remaining Debentures and Trust Preferred Securities. During 2004, the Company requested and received approval from the FRB to redeem $4,500,000 (180,000 shares) on October 15, 2004 and an additional $1,000,000 (40,000 shares) on December 31, 2004. In conjunction with the fourth quarter 2004 redemptions, an additional $170,000 of the junior subordinated debenture was redeemed. The amount represents an equivalent percentage redemption of the Company's equity investment in the Trust.

Premier exercised its right to defer the payment of interest on the 9.75% Trust Preferred Securities for the quarter ending December 31, 2002 and all subsequent quarters through December 31, 2004, and for an indefinite period, which can be no longer than 20 consecutive quarterly periods. These deferred distributions accrued interest at an annual rate of 9.75%. In March 2005, Premier received approval from the FRB to pay the first quarter 2005 current distribution and all prior deferred distributions. The payment will be disbursed on March 31, 2005 to shareholders of record on March 15, 2005. The accrued interest on the deferred

--------------------------------------------------------------------------------
                                   (Continued)

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002
--------------------------------------------------------------------------------


NOTE  12 - GUARANTEED JUNIOR SUBORDINATED INTEREST
                DEBENTURES (Continued)

distributions will be paid when the deferred distributions are ultimately paid on March 31, 2005. Although the FRB approved the payment of the deferred and current distributions through March 31, 2005, Premier is still bound by the Written Agreement and will be required to request the FRB's approval to pay future distributions. No assurance can be given that the FRB will grant such approval.

NOTE  13 - INCOME TAXES

The components of the provision (benefit) for income taxes are as follows (in thousands):

                                            2004          2003          2002
                                          --------      -------       --------
Current                                     (2,452)     $(3,589)      $   (193)
Deferred                                     3,351       (1,693)        (1,329)
                                          --------      -------       --------
                                          $    899      $(5,282)      $ (1,522)
                                          ========      =======       ========

The Company's deferred tax assets and liabilities at December 31 are shown below (in thousands). No valuation allowance for the realization of deferred tax assets is considered necessary.

                                                      2004              2003
                                                   ---------         ---------
Deferred tax assets
   Allowance for loan losses                       $   3,191         $   4,862
   Net operating loss carryforward                       250             1,486
   AMT credit carryforward                               442               469
   Write-downs of other real estate owned                 19               126
   Unrealized loss on investment securities              268                 -
   Other                                                 119                95
                                                   ---------         ---------
     Total deferred tax assets                         4,289             7,038

Deferred tax liabilities
   Amortization of intangibles                     $   1,320         $     979
   Depreciation                                          236               232
   Federal Home Loan Bank dividends                      206               201
   Unrealized gain on investment securities                -               284
   Other                                                 129               145
                                                   ---------         ---------
       Total deferred tax liabilities                  1,891             1,841
                                                   ---------         ---------

Net deferred tax asset, included in other assets   $   2,398         $   5,197
                                                   =========         =========

--------------------------------------------------------------------------------
                                   (Continued)

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002
--------------------------------------------------------------------------------


NOTE  13 - INCOME TAXES (Continued)

An analysis of the differences between the effective tax rates and the statutory U.S. federal income tax rate is as follows (in thousands):

                                                  2004                        2003                      2002
                                                  ----                        ----                      ----

U. S. federal income tax rate             $     973     34.0%        $ (5,066)   (34.0)%       $  (1,268)  (34.0)%

Changes from the statutory rate
   Tax-exempt investment income                (131)    (4.6)            (221)    (1.5)             (304)   (8.2)
   Non-deductible interest expense
     related to carrying tax-exempt
     investments                                  5      0.2               11      0.1                38     1.0
   Tax credits                                  (62)    (2.2)             (71)    (0.5)              (71)   (1.9)
   Other                                        114      4.0               65      0.4                83     2.3
                                          ---------    -----         --------    -----         ---------    ----

                                          $     899     31.4%        $ (5,282)   (35.5)%       $  (1,522)  (40.8)%
                                          =========    =====         ========    =====         =========    ====

NOTE  14 - EMPLOYEE BENEFIT PLANS

The Company has qualified profit sharing plans that cover substantially all employees. Contributions to the plans consist of a Company match and additional amounts at the discretion of the Company's Board of Directors. Total contributions to the plans were $197,000, $197,000 and $177,000 in 2004, 2003 and 2002.

The Company also maintains Employee Stock Ownership Incentive Plans (the Plans) whereby certain employees of the Company are eligible to receive incentive stock options. The Plans are accounted for in accordance with Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Pursuant to the Plans, a maximum of 600,000 shares of the Company's common stock may be issued through the exercise of these incentive stock options. The option price is the fair market value of the Company's shares at the date of the grant. The options are exercisable ten years from the date of grant. As of December 31, 2004, 516,350 shares were available for future grants under the terms of the Plans.


--------------------------------------------------------------------------------
                                   (Continued)

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002
--------------------------------------------------------------------------------


NOTE  14 - EMPLOYEE BENEFIT PLANS (Continued)

A summary of the Company's stock option activity is as follows:


                                          ---------2004---------   ---------2003---------    ----------2002----------
                                                       Weighted                 Weighted                   Weighted
                                                        Average                  Average                    Average
                                                       Exercise                 Exercise                   Exercise
                                            Options      Price       Options      Price       Options        Price

Outstanding at beginning of year             55,450    $  11.33       35,000    $  14.03       62,000      $  13.71
Grants                                       28,200        9.30       28,650        7.96            -             -
Forfeitures                                       -        0.00       (8,200)      11.08      (27,000)        13.30
                                          ---------                ---------                 --------

Outstanding at year end                      83,650    $  10.65       55,450    $  11.33       35,000      $  14.03
                                          =========                =========                 ========

Exercisable at year end                      39,821    $  12.65       32,000    $  13.80       35,000      $  14.03
Weighted average remaining life                 6.2                      5.7                      4.4

Weighted average fair value of
    options granted during the year           $2.64                    $3.30                        -


Options outstanding at year-end 2004 were as follows:

                                      Outstanding                             Exercisable
                             --------------------------------           --------------------
                                      Weighted
                                       Average       Weighted                       Weighted
                                      Remaining       Average                        Average
Range of                             Contractual     Exercise                       Exercise
Exercise Prices              Number     Life          Price              Number      Price
---------------              ------     ----         -------            -------     -------

$7.50 to $10.00              51,650      8.6        $   8.69              7,821     $  7.96
$12.00 to $16.50             32,000      2.3           13.80             32,000       13.80
                            -------                                     -------

Outstanding at year end      83,650      6.2        $  10.65             39,821     $ 12.65
                            =======                                     =======

--------------------------------------------------------------------------------
                                   (Continued)

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002
--------------------------------------------------------------------------------


NOTE  15 - RELATED PARTY TRANSACTIONS

During 2004, 2003, and 2002, the Company paid approximately $358,000, $272,000, and $373,000 for printing, supplies, furniture, and equipment to a company affiliated by common ownership. The Company also paid another affiliate approximately $489,000, $892,000, and $1,200,000 in 2004, 2003, and 2002 to
permit the Company's employees to participate in that entity's employee medical benefit plan.

During 2004, 2003 and 2002, the Company paid approximately $52,000, $51,000 and $17,000 to lease its headquarters facility at 2883 Fifth Avenue, Huntington, West Virginia from River City Properties, LLC, an entity 12.5% owned by Chairman of the Board of Directors Marshall T. Reynolds.

--------------------------------------------------------------------------------
                                   (Continued)

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002
--------------------------------------------------------------------------------


NOTE  16 - EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the earnings per common share and earnings per common share assuming dilution computations for 2004, 2003 and 2002 is presented below (in thousands, except per share data):

                                                                         2004              2003              2002
                                                                      ----------        ---------         ---------
Basic earnings per share from continuing operations
   Income (loss) available to common stockholders                     $    1,963        $  (9,617)        $  (2,207)
   Weighted average common shares outstanding                              5,232            5,232             5,232
                                                                      ----------        ---------         ---------
   Earnings (loss) per share from continuing operations               $     0.37        $   (1.84)        $   (0.42)
                                                                      ==========        =========         =========

Diluted earnings per share from continuing operations
   Income (loss) available to common stockholders                      $   1,963        $  (9,617)        $  (2,207)
   Weighted average common shares outstanding                              5,232            5,232             5,232
   Add dilutive effects of assumed exercise
     of stock options                                                          5                -                 -
                                                                      ----------        ---------         ---------
   Weighted average common and dilutive
     potential common shares outstanding                                   5,237            5,232             5,232
                                                                      ----------        ---------         ---------
   Diluted earnings (loss) per share from
     continuing operations                                            $     0.37        $   (1.84)        $   (0.42)
                                                                      ==========        =========         =========

Basic earnings per share
   Income (loss) available to common stockholders                     $    6,697        $  (9,697)        $  (3,337)
   Weighted average common shares outstanding                              5,232            5,232             5,232
                                                                      ----------        ---------         ---------
   Earnings (loss) per share                                          $     1.28        $   (1.85)        $   (0.64)
                                                                      ==========        =========         =========

Diluted earnings per share
   Income (loss) available to common stockholders                      $   6,697        $  (9,697)        $  (3,337)
   Weighted average common shares outstanding                              5,232            5,232             5,232
   Add dilutive effects of assumed exercise
     of stock options                                                          5                -                 -
                                                                      ----------        ---------         ---------
   Weighted average common and dilutive
     potential common shares outstanding                                   5,237            5,232             5,232
                                                                      ----------        ---------         ---------
   Diluted earnings (loss) per share                                  $     1.28        $   (1.85)        $   (0.64)
                                                                      ==========        =========         =========

Stock options for 32,000 shares of common stock for 2004, 55,450 for 2003, and 35,000 for 2002 were not included in the computation of earnings per share assuming dilution because their impact was anti-dilutive.


--------------------------------------------------------------------------------
                                   (Continued)

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002
--------------------------------------------------------------------------------


NOTE  17 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values of the Company's financial instruments at year-end are as follows (in thousands):

                                            --------------2004-------------         -------------2003--------------
                                               Carrying              Fair             Carrying             Fair
                                                Amount               Value             Amount              Value
Financial assets
  Cash and due from banks                   $    14,474         $    14,474         $    16,422         $    16,422
  Federal funds sold                             17,342              17,342              17,051              17,051
  Securities available for sale                 153,892             153,892             147,646             147,646
  Loans, net                                    315,543             312,496             317,494             317,978
  Federal Home Loan Bank and
    Federal Reserve Bank stock                    2,611               2,611               2,490               2,490
  Interest receivable                             2,740               2,740               3,448               3,448

Financial liabilities
  Deposits                                  $  (437,798)        $  (438,440)        $  (455,474)        $  (457,415)
  Federal funds purchased                        (1,838)             (1,838)                  -                   -
  Securities sold under agreements
    to repurchase                                (7,208)             (7,208)                  -                   -
  Federal Home Loan Bank advances                (9,288)             (8,636)            (10,705)            (11,833)
  Other borrowed funds                             (800)               (803)             (6,200)             (6,200)
  Notes payable                                  (1,402)             (1,332)             (1,402)             (1,335)
  Guaranteed junior subordinated
    interest debentures                         (20,876)            (21,655)            (26,546)            (27,130)
  Interest payable                               (5,532)             (5,532)             (3,902)             (3,902)

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


--------------------------------------------------------------------------------
                                   (Continued)

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002
--------------------------------------------------------------------------------


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

At December 31, 2004 and 2003, the Banks had the following financial instruments whose approximate contract amounts represent credit risk (in thousands):

                                                 2004                2003
                                             -----------         -----------

Standby letters of credit                    $       896         $       671

Commitments to extend credit:
    Fixed                                    $     5,694         $     4,988
    Variable                                      17,118              13,284

Standby letters of credit represent conditional commitments issued by the Banks to guarantee the performance of a third party. The credit risk involved in issuing these letters of credit is essentially the same as the risk involved in extending loans to customers. Collateral held varies but primarily includes real estate and certificates of deposit. Some letters of credit are unsecured.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Outstanding commitments are at current market rates. Fixed rate loan commitments have interest rates ranging from 4.0% to 18.0%. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Banks evaluate each customer's creditworthiness on a case-by-case basis. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Collateral held varies but may include accounts receivable, inventory, property and equipment, and income producing properties.


--------------------------------------------------------------------------------
                                   (Continued)

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002
--------------------------------------------------------------------------------


NOTE  19 - LEGAL PROCEEDINGS

Legal proceedings involving the Company and its subsidiaries periodically arise in the ordinary course of business, including claims by debtors and their related interests against the Company's subsidiaries following initial collection proceedings. These legal proceedings sometimes can involve claims for substantial damages. At December 31, 2004 management is unaware of any legal proceedings for which the expected outcome would have a material adverse effect upon the consolidated financial statements of the Company.

NOTE  20 - STOCKHOLDERS' EQUITY

The Company's principal source of funds for dividend payments is dividends received from the subsidiary Banks. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year's net profits, as defined, combined with the retained net profits of the preceding two years, subject to the capital requirements and additional restrictions as discussed below. During 2005, the Banks could, without prior approval, declare dividends of approximately $2.5 million plus any 2005 net profits retained to the date of the dividend declaration.

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

These quantitative measures established by regulation to ensure capital adequacy require the Company and Banks to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2004, the Company and the Banks meet all quantitative capital adequacy requirements to which they are subject.


--------------------------------------------------------------------------------
                                   (Continued)

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002
--------------------------------------------------------------------------------


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

Citizens Deposit Bank (Citizens Deposit) entered into a Written Agreement with the FRB on September 29, 2000 restricting Citizens from declaring or paying dividends without prior approval. Having fully satisfied the provisions of the Written Agreement, the FRB terminated the agreement on October 29, 2004.

Bank of Germantown (Germantown) entered into an agreement with the Kentucky Department of Financial Institutions (KDFI) and the Federal Deposit Insurance Corporation (FDIC) on June 13, 2000 restricting Germantown from declaring or paying dividends, without prior approval, if its Tier I capital to average assets falls below 8%. Having complied with the terms of the agreement to the satisfaction of the KDFI and FDIC, the agreement was terminated on August 9, 2004.

Effective January 1, 2004, Farmers Deposit Bank (Farmers Deposit) was issued a C&D order by the FDIC and KDFI restricting Farmers Deposit from declaring or paying dividends, without prior approval, if its Tier I capital to average assets falls below 8.00%. The order also required Farmers Deposit to maintain a minimum 5.0% Tier I capital to average assets ratio and submit a written capital restoration plan to increase the ratio to 8.0% by December 31, 2004. This order is in effect until terminated by the KDFI and FDIC. Farmers Deposit's Tier I capital to average assets was 9.5% at December 31, 2004.

As of December 31, 2004, the most recent notification from the Federal Reserve Bank categorized the Company and its subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum Total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Company's category.


--------------------------------------------------------------------------------
                                   (Continued)

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002
--------------------------------------------------------------------------------


NOTE  20 - STOCKHOLDERS' EQUITY (Continued)

The Company's and the four largest subsidiary Banks' capital amounts and ratios as of December 31, 2004 and 2003 are presented in the table below (in thousands):

                                                                                               To Be Well Capitalized
                                                                            For Capital        Under Prompt Corrective
                                                       Actual            Adequacy Purposes        Action Provisions
                    2004                          Amount      Ratio       Amount       Ratio      Amount       Ratio
                    ----
Total Capital (to Risk-Weighted Assets):
   Consolidated                                  $  58,163     18.9%     $  24,624      8%       $  30,781     10%
   Boone County Bank                                15,270     19.7          6,208      8            7,761     10
   Farmers Deposit Bank                              9,056     18.6          3,906      8            4,882     10
   Citizens Deposit Bank                            12,016     21.6          4,442      8            5,553     10
   First Central Bank                                8,007     12.6          5,099      8            6,374     10

Tier I Capital (to Risk-Weighted Assets):
   Consolidated                                  $  51,182     16.6%     $  12,312      4%       $  18,468      6%
   Boone County Bank                                14,299     18.4          3,104      4            4,656      6
   Farmers Deposit Bank                              8,406     17.2          1,953      4            2,929      6
   Citizens Deposit Bank                            11,303     20.4          2,221      4            3,332      6
   First Central Bank                                7,271     11.4          2,549      4            3,824      6

Tier I Capital (to Average Assets):
   Consolidated                                  $  51,182      9.7%     $  21,009      4%       $  26,261      5%
   Boone County Bank                                14,299      9.2          6,212      4            7,765      5
   Farmers Deposit Bank                              8,406      9.5          3,560      4            4,450      5
   Citizens Deposit Bank                            11,303     12.5          3,606      4            4,507      5
   First Central Bank                                7,271      8.6          3,366      4            4,208      5

                    2003
                    ----
Total Capital (to Risk-Weighted Assets):
   Consolidated                                  $  55,107     14.8%     $  29,719      8%       $  37,149     10%
   Boone County Bank                                14,576     19.0          6,153      8            7,691     10
   Farmers Deposit Bank                              6,423      9.4          5,458      8            6,822     10
   Citizens Deposit Bank                            11,622     21.2          4,392      8            5,491     10
   First Central Bank                                7,653     13.9          4,410      8            5,513     10

Tier I Capital (to Risk-Weighted Assets):
   Consolidated                                  $  39,520     10.6%     $  14,860      4%       $  22,289      6%
   Boone County Bank                                13,680     17.8          3,076      4            4,614      6
   Farmers Deposit Bank                              5,477      8.0          2,729      4            4,093      6
   Citizens Deposit Bank                            10,914     19.9          2,196      4            3,294      6
   First Central Bank                                6,975     12.7          2,205      4            3,308      6

Tier I Capital (to Average Assets):
   Consolidated                                  $  39,520      6.4%     $  24,638      4%       $  30,797      5%
   Boone County Bank                                13,680      9.0          6,106      4            7,632      5
   Farmers Deposit Bank                              5,477      5.1          4,289      4            5,361      5
   Citizens Deposit Bank                            10,914     12.3          3,560      4            4,450      5
   First Central Bank                                6,975      8.4          3,304      4            4,130      5


--------------------------------------------------------------------------------
                                   (Continued)

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002
--------------------------------------------------------------------------------


NOTE  21 - PARENT COMPANY FINANCIAL STATEMENTS

                            Condensed Balance Sheets
                                   December 31
                                                             (In Thousands)
                                                           2004          2003
                                                        ---------     ---------
ASSETS
Cash                                                    $   7,666     $   3,568
Investment in subsidiaries of continuing operations        70,683        70,248
Investment in subsidiary of discontinued operations             -         7,767
Premises and equipment                                        514           956
Other assets                                                  599         1,097
                                                        ---------     ---------

Total assets                                            $  79,462     $  83,636
                                                        =========     =========


LIABILITIES AND STOCKHOLDERS' EQUITY
Other liabilities                                       $   5,355     $   3,948
Notes payable                                               1,402         1,402
Subordinated debentures issued to trust                    20,876        26,546
Other borrowed funds                                          800         6,200
                                                        ---------     ---------
   Total liabilities                                       28,433        38,096

Stockholders' equity
   Preferred stock                                              -             -
   Common stock                                             1,103         1,103
   Additional paid-in capital                              43,445        43,445
   Retained earnings                                        7,008           311
   Accumulated other comprehensive income                    (527)          681
                                                        ---------     ---------
       Total stockholders' equity                          51,029        45,540
                                                        ---------     ---------

Total liabilities and stockholders' equity              $  79,462     $  83,636
                                                        =========     =========


--------------------------------------------------------------------------------
                                   (Continued)

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002
--------------------------------------------------------------------------------


NOTE  21 - PARENT COMPANY FINANCIAL STATEMENTS (Continued)

                       Condensed Statements of Operations
                             Years Ended December 31

                                                        (In Thousands)
                                                 2004        2003        2002
                                               --------    --------    --------
Income
   Dividends from continuing subsidiaries      $  5,800    $  7,853    $  8,025
   Interest and dividend income                      46          14           -
   Other income                                     367         472           5
                                               --------    --------    --------
     Total income                                 6,213       8,339       8,030

Expenses
   Interest expense                               3,117       3,121       3,313
   Salaries and employee benefits                   726         597         552
   Professional fees                              1,607         550         394
   Accelerated trust preferred issuance costs       214         124           -
   Other expenses                                   514         295         832
                                               --------    --------    --------
     Total expenses                               6,178       4,687       5,091
                                               --------    --------    --------

Income from continuing operations before
   income taxes and equity in undistributed
   income of subsidiaries                            35       3,652       2,939

Income tax benefit                               (2,071)     (1,631)     (1,729)
                                               --------    --------    --------

Income from continuing operations before
   equity in undistributed income of
   subsidiaries                                   2,106       5,283       4,668

Dividends in excess of net income
   of subsidiaries continuing in operation         (143)    (14,900)     (6,875)
                                               --------    --------    --------

Net income (loss) from continuing operations      1,963      (9,617)     (2,207)
Net income (loss) from discontinued operations    4,734         (80)     (1,130)
                                               --------    --------    --------

Net income (loss)                              $  6,697    $ (9,697)   $ (3,337)
                                               ========    ========    ========





--------------------------------------------------------------------------------
                                   (Continued)

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002
--------------------------------------------------------------------------------


NOTE  21 - PARENT COMPANY FINANCIAL STATEMENTS (Continued)

                       Condensed Statements of Cash Flows
                             Years Ended December 31

                                                                (In Thousands)
                                                          2004        2003        2002
                                                        --------    --------    --------
Cash flows from operating activities
   Net income (loss) from continuing operations         $  1,963    $ (9,617)   $ (2,207)
   Adjustments to reconcile net (loss) income to
     net cash from operating activities
       Depreciation                                           91          71          83
       Write-down of other real estate owned                   -           -         155
       Securities losses, net                                  -           -           1
       Losses from sales of assets                           159          21           -
       Dividends in excess of net income of
         subsidiaries continuing in operation                143      14,900       6,875
       Change in other assets                             (1,436)        144         106
       Change in other liabilities                         1,406       2,470       1,151
                                                        --------    --------    --------
         Net cash from operating activities                2,326       7,989       6,164

Cash flows from investing activities
   Capital contributed to subsidiaries
     continuing in operation                              (1,831)     (8,108)       (128)
   Proceeds from liquidation of subsidiary                14,311           -       5,160
   Proceeds from sale of securities                            -           -           4
   Purchase of premises and equipment                          -          (5)        (52)
   Proceeds from sales of assets, net                        192         221           -
                                                        --------    --------    --------
     Net cash from investing activities                   12,672      (7,882)      4,984

Cash flows from financing activities
   Proceeds from notes payable                                 -           -       1,402
   Early redemption of subordinated note                  (5,500)     (3,000)          -
   Payments of other borrowed funds                       (5,400)     (1,500)     (5,300)
                                                        --------    --------    --------
     Net cash from financing activities                  (10,900)     (4,500)     (3,898)
                                                        --------    --------    --------

Net change in cash and cash equivalents                    4,098      (4,393)      7,250

Cash and cash equivalents at beginning of year             3,568       7,961         711
                                                        --------    --------    --------

Cash and cash equivalents at end of year                $  7,666    $  3,568    $  7,961
                                                        ========    ========    ========



--------------------------------------------------------------------------------
                                   (Continued)

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002
--------------------------------------------------------------------------------


NOTE  21 - PARENT COMPANY FINANCIAL STATEMENTS (Continued)

The ability of the Company to fund its normal operating expenses, debt service requirements and subsidiary capital needs is dependent on its ability to raise cash through dividends from subsidiaries or sale of assets. As further discussed in Note 3, the Company's ability to obtain cash dividends from Farmers Deposit Bank is limited by formal regulatory agreement. Also as further described in
Note 3, as a result of the Order issued to the Farmers Deposit Bank subsidiary, the Company has committed to maintain certain regulatory capital ratio thresholds by contributing additional capital to the bank as needed. Management plans for funding the additional capital contributions and other cash requirements consider projected dividends received in the normal course of business and special return of capital dividends that may require regulatory approval.

NOTE  22 - QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                                                     Earnings (Loss) per Share
                                          From Continuing Operations                 on Continuing Operations
                                 Interest        Net Interest          Net           ------------------------
                                  Income            Income           Income         Basic          Fully Diluted
                                -----------       ----------       ----------      -------         -------------
2004
    First Quarter               $     7,055     $    4,446        $      482      $  0.09        $     0.09
    Second Quarter                    6,926          4,398               474         0.09              0.09
    Third Quarter                     6,951          4,418               448         0.08              0.08
    Fourth Quarter                    7,189          4,802               559         0.11              0.11

2003
    First Quarter               $     8,606     $    5,101        $     (365)     $ (0.07)       $    (0.07)
    Second Quarter                    8,178          4,930            (6,779)       (1.30)            (1.30)
    Third Quarter                     7,665          4,671            (1,877)       (0.36)            (0.36)
    Fourth Quarter                    7,280          4,480              (596)       (0.11)            (0.11)



In 2004, interest income continued to be negatively impacted by the level of non-accrual loans at Farmers Deposit Bank. However, due to interest expense savings, net interest income began a gradual resurgence beginning with the second quarter. Net income was impacted positively in the fourth quarter by the improvement in the net interest margin and gains on the disposition of other real estate owned.

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

        During late 2003 and throughout 2004, Premier management implemented corrective actions to remedy the deficiencies identified at Farmers Deposit. In addition to the steps identified in the cease and desist order of the FDIC and KDFI, Premier

        * hired a new President and CEO of Farmers Deposit in 2003 who has experience restoring troubled banks to safe and sound banking practices,
        *  hired a Chief Financial Officer for the bank in 2003, a new position, to segregate the lending and accounting functions of the bank,
        *  formed a collections department to pursue delinquent borrowers and, when possible, to collect on loans previously charged-off, and
        * begun using system generated reports to the bank's board of directors rather than manually generated reports whenever possible.

        Premier management also implemented additional processes and procedures throughout its network of banking subsidiaries in an effort to minimize the likelihood that improper management overrides go undetected. These included:

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

        In 2005, Premier reduced its reliance on third-party internal audit and loan review providers and expanded its internal audit staff at the holding company level. Management believes a full-time internal audit and loan review staff will be able to provide more specific and more thorough testing of the books and records of the company and the effectiveness of its internal controls. Management also believes that having internal auditors on staff will provide more immediate reporting of findings to management, a source of on-location training of best practices for employees at the Affiliate Banks during the conduct of an audit and a rapid response team to address issues raised by employees under the "whistleblower" provisions of the employee code of ethics and conduct.

        Beginning in late 2004 and continuing through June 2005, Premier's affiliate banks are converting to a third-party data processing and item processing provider. As part of the conversion process, system processes, workflows and procedures are being reviewed and potentially revised in an effort to standardize the way the Banks conduct business and record transactions in the various modules of the software. No significant changes to Premier's key controls are anticipated as a result of these reviews.

        Other than the steps identified above, which are in various stages of implementation, there were no changes in internal controls over financial reporting during the fourth fiscal quarter that have materially affected or are reasonably likely to materially affect Premier's internal controls over financial reporting.


Item 10, 11, 12, 13 and 14.  Directors and Executive Officers of the Registrant;
--------------------------------------------------------------------------------
         Executive Compensation; Security Ownership of Certain Beneficial Owners
         -----------------------------------------------------------------------
         and Management and Related Stockholder Matters; Certain Relationships
         -----------------------------------------------------------------------
         and Related Transactions; and
         -----------------------------------------------------------------------
         Principal Accountant Fees and Services
         -----------------------------------------------------------------------

         The information required by these Items is omitted because the Company is filing a definitive proxy statement pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report which includes the required information. The required information contained in the Company's proxy statement is incorporated herein by reference.


                                     PART IV

Item 15.  Exhibits and Financial Statement Schedules
-------------------------------------------------------------------------

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

         *** 10.1                Deferred Compensation Agreement dated December 17, 1992, between Georgetown Bank & Trust
                                 Company and Gardner E. Daniel (included as Exhibit 10.5 to registrant's Registration
                                 Statement on Form S-1, Registration No. 333-1702, filed on February 28, 1996 with the
                                 Commission and incorporated herein by reference).

         *** 10.2                Premier Financial  Bancorp, Inc. 1996 Employee Stock Ownership Incentive Plan (included as
                                 Exhibit 10.6 to  registrant's Registration Statement on Form  S-1, Registration  No.  333-1702,
                                 filed on February 28, 1996 with the Commission and incorporated herein by reference).

         *** 10.3                Premier Financial Bancorp, Inc.'s 2002 Employee Stock Ownership Incentive Plan, filed as Annex A to definitive proxy statement dated May 17, 2002, filed on April 30, 2002 with the Commission, is incorporated herein by reference.

         *** 10.4                Form of Stock Option Agreement pursuant to 2002 Employee Stock Ownership Incentive Plan, filed as
                                 Exhibit 10.1 to form 8-K filed January 24, 2005, is incorporated herein by reference.

             10.5                Premier Financial Bancorp, Inc. written agreement with the Federal Reserve Bank of Cleveland dated January 29, 2003, filed as Exhibit 10.4 to form 10-K filed on March 27, 2003, is incorporated herein by reference.

             10.6                Premier Financial Bancorp, Inc. contract with Fiserv Solutions, Inc. dated December 20, 2004, filed as Exhibit 10 to form 8-K filed December 23, 2004, is incorporated herein by reference.

             14.1                Premier Financial Bancorp, Inc. Code of Ethics for the Chief Executive Officer, Chief Financial
                                 Officer and Chief Accounting Officer, filed as Exhibit 14.1 to form 10-K filed on April 14, 2004, is incorporated herein by reference.

             14.2                Premier Financial Bancorp, Inc. Code of Business Conduct and Ethics, filed as Exhibit 14.2 to form 10-K filed on April 14, 2004, is incorporated herein by reference.

             21                  Subsidiaries of registrant

             23                  Consent of Independent Registered Public Accounting Firm

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

*** Denotes executive compensation plans and arrangements.



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

                                         PREMIER FINANCIAL BANCORP, INC.

                                         By:    /s/ Robert W. Walker, President
                                                -------------------------------
                                                 Robert W. Walker, President

                                         Date:  March 29, 2005
                                                -------------------------------

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


/s/ Robert W. Walker        Principal Executive and Director    March 29, 2005
------------------------                                        ----------------
 Robert W. Walker

/s/ Brien M. Chase          Principal Financial and             March 29, 2005
------------------------    Accounting Officer                  ----------------
Brien M. Chase


/s/ Toney K. Adkins         Director                            March 16, 2005
------------------------                                        ----------------
Toney K. Adkins


                            Director
------------------------                                        ----------------
Hosmer A. Brown, III


/s/ Edsel Burns             Director                            March 16, 2005
------------------------                                        ----------------
Edsel Burns


/s/ E. V. Holder, Jr.        Director                           March 16, 2005
------------------------                                        ----------------
E. V. Holder, Jr.


/s/ Keith F. Molihan         Director                           March 16, 2005
------------------------                                        ----------------
Keith F. Molihan


/s/ Marshall T. Reynolds     Chairman of the Board              March 16, 2005
------------------------                                        ----------------
Marshall T. Reynolds


/s/ Neal Scaggs              Director                           March 16, 2005
------------------------                                        ----------------
Neal Scaggs

/s/ Thomas W. Wright         Director                           March 16, 2005
------------------------                                        ----------------
Thomas W. Wright