Form 10-Q
period 2005-03-31
PREMIER FINANCIAL BANCORP INC
filed 2005-05-16
CIK 887919

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

                                       or

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

         Common stock, no par value, - 5,232,230 shares outstanding at April 30, 2005

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

The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America or those normally made in the registrant's annual report on Form 10-K. Accordingly, the reader of the Form 10-Q may wish to refer to the registrant's Form 10-K for the year ended December 31, 2004 for further information in this regard.

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


                         PREMIER FINANCIAL BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2005 AND DECEMBER 31, 2004
                             (DOLLARS IN THOUSANDS)

--------------------------------------------------------------------------------------------------------------------
                                                                                    (UNAUDITED)
                                                                                       2005               2004
                                                                                       ----               ----
ASSETS
Cash and due from banks                                                           $      15,442      $       14,474
Federal funds sold                                                                       23,427              17,342
Securities available for sale                                                           148,757             153,892
Loans                                                                                   322,246             324,927
   Allowance for loan losses                                                             (9,267)             (9,384)
                                                                                  -------------      --------------
        Net loans                                                                       312,979             315,543
Federal Home Loan Bank and Federal Reserve Bank stock                                     2,578               2,611
Premises and equipment, net                                                               7,203               7,257
Real estate and other property acquired through foreclosure                               2,444               2,247
Interest receivable                                                                       2,701               2,740
Goodwill                                                                                 15,816              15,816
Current year tax receivable                                                                 597                 597
Other assets                                                                              5,814               4,736
                                                                                  -------------      --------------
   Total assets                                                                   $     537,758      $      537,255
                                                                                  =============      ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
   Non-interest bearing                                                           $      67,963      $       68,380
   Time deposits, $100,000 and over                                                      41,557              40,213
   Other interest bearing                                                               335,522             329,205
                                                                                  -------------      --------------
     Total deposits                                                                     445,042             437,798
Federal funds purchased                                                                       -               1,838
Securities sold under agreements to repurchase                                            7,293               7,208
Federal Home Loan Bank advances                                                           9,121               9,288
Other borrowed funds                                                                          -                 800
Notes payable                                                                             1,402               1,402
Guaranteed junior subordinated interest debentures                                       20,876              20,876
Interest payable                                                                            624               5,532
Other liabilities                                                                         2,788               1,484
                                                                                  -------------      --------------
   Total liabilities                                                                    487,146             486,226

Stockholders' equity
   Preferred stock, no par value; 1,000,000 shares authorized;
     none issued or outstanding                                                               -                   -
   Common stock, no par value; 10,000,000 shares authorized;
     5,232,230 shares issued and outstanding                                              1,103               1,103
   Surplus                                                                               43,445              43,445
   Retained earnings                                                                      7,811               7,008
   Accumulated other comprehensive income                                                (1,747)               (527)
                                                                                  -------------      --------------
     Total stockholders' equity                                                          50,612              51,029
                                                                                  -------------      --------------
       Total liabilities and stockholders' equity                                 $     537,758      $      537,255
                                                                                  =============      ==============


--------------------------------------------------------------------------------------------------------------------
           See Accompanying Notes to Consolidated Financial Statements

                         PREMIER FINANCIAL BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

--------------------------------------------------------------------------------------------------------------------
                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                       2005               2004
                                                                                       ----               ----
Interest income
   Loans, including fees                                                            $     5,636      $     5,845
   Securities available for sale
     Taxable                                                                              1,219            1,065
     Tax-exempt                                                                              25               80
   Federal funds sold and other                                                             165               65
                                                                                    -----------      -----------
     Total interest income                                                                7,045            7,055

Interest expense
   Deposits                                                                               1,517            1,632
   Repurchase agreements                                                                     36               11
   FHLB advances and other borrowings                                                       143              247
   Debentures                                                                               622              719
                                                                                    -----------      -----------
     Total interest expense                                                               2,318            2,609

Net interest income                                                                       4,727            4,446
Provision for loan losses                                                                   243              135
                                                                                    -----------      -----------
Net interest income after
   provision for loan losses                                                              4,484            4,311

Non-interest income
   Service charges                                                                          581              584
   Insurance commissions                                                                     11               17
   Securities gains                                                                           -               10
   Other                                                                                    315              245
                                                                                    -----------      -----------
                                                                                            907              856
Non-interest expenses
   Salaries and employee benefits                                                         2,327            2,230
   Occupancy and equipment expenses                                                         602              505
   Professional fees                                                                        134              560
   Taxes, other than payroll, property and income                                            82              134
   Write-downs, expenses, sales of
     other real estate owned                                                                 12               61
   Supplies                                                                                  83               88
   Other expenses                                                                           994              894
                                                                                    -----------      -----------
                                                                                          4,234            4,472
                                                                                    -----------      -----------
Income from continuing operations
   before income taxes                                                                    1,157              695
Provision for income taxes                                                                  354              213
                                                                                    -----------      -----------

Income from continuing operations                                                           803              482
                                                                                    -----------      -----------

Discontinued operation
   Income from operation of
     discontinued component                                                                   -               41
   Provison for income taxes                                                                  -               12
                                                                                    -----------      -----------
   Income from discontinued operation                                                         -               29
                                                                                    -----------      -----------

Net income                                                                          $       803      $       511
                                                                                    ===========      ===========

--------------------------------------------------------------------------------------------------------------------
           See Accompanying Notes to Consolidated Financial Statements


                         PREMIER FINANCIAL BANCORP, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (continued)
                   THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

--------------------------------------------------------------------------------------------------------------------
                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                       2005               2004
                                                                                       ----               ----

Weighted average shares outstanding:
   Basic                                                                                  5,232            5,232
   Diluted                                                                                5,244            5,235

Earnings per share from continuing operations:
   Basic                                                                            $      0.15      $      0.09
   Diluted                                                                                 0.15             0.09

Earnings per share from discontinued operation:
   Basic                                                                            $        -       $      0.01
   Diluted                                                                                   -              0.01

Net earnings per share:
   Basic                                                                            $      0.15      $      0.10
   Diluted                                                                          $      0.15      $      0.10


--------------------------------------------------------------------------------------------------------------------
           See Accompanying Notes to Consolidated Financial Statements


                         PREMIER FINANCIAL BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                       THREE ENDED MARCH 31, 2005 AND 2004
                                 (IN THOUSANDS)
                                   (UNAUDITED)

--------------------------------------------------------------------------------------------------------------------
                                                                                           Three Months Ended
                                                                                                March 31,
                                                                                          2005            2004
                                                                                          ----            ----

Net income                                                                             $      803      $     511

Other comprehensive income (loss):
   Unrealized gains and (losses) arising during
     the period                                                                            (1,848)           621
   Reclassification of realized amount                                                          -            (10)
                                                                                       ----------      ---------
     Net change in unrealized gain (loss) on
       securities                                                                          (1,848)           611
   Less: Tax impact                                                                          (628)           208
                                                                                       ----------      ---------
     Other comprehensive income (loss)                                                     (1,220)           403

Comprehensive income (loss)                                                            $     (417)     $     914
                                                                                       ==========      =========


--------------------------------------------------------------------------------------------------------------------
           See Accompanying Notes to Consolidated Financial Statements


                         PREMIER FINANCIAL BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                 (IN THOUSANDS)
                                   (UNAUDITED)

--------------------------------------------------------------------------------------------------------------------

                                                                                     2005               2004
                                                                                     ----               ----
Cash flows from continuing operating activities
   Income (loss) from continuing operations                                     $         803      $         482
   Adjustments to reconcile income (loss) to net
     cash from continuing operating activities
       Depreciation                                                                       221                229
       Provision for loan losses                                                          243                135
       Amortization, net                                                                   77                135
       FHLB stock dividends                                                               (25)               (23)
       Investment securities losses (gains), net                                            -                (10)
       Write downs of OREO                                                                 10                 16
  Changes in
     Interest Receivable                                                                   39                502
     Other assets                                                                        (445)               221
     Interest Payable                                                                  (4,908)               756
     Other liabilities                                                                  1,304                391
                                                                                -------------      -------------
       Net cash from continuing operating activities                                   (2,681)             2,834

Cash flows from continuing investing activities
   Purchases of securities available for sale                                          (5,536)           (21,487)
   Proceeds from sales of securities available for sale                                     -                414
   Proceeds from maturities and calls of securities available
     for sale                                                                           8,741             29,460
   Redemption of FHLB stock, net of purchases                                              58                 (8)
   Net change in federal funds sold                                                    (6,085)           (17,960)
   Net change in loans                                                                  1,863              1,139
   Purchases of premises and equipment, net                                              (167)              (200)
   Proceeds from sale of other real estate acquired
     through foreclosure                                                                  251              1,301
                                                                                -------------      -------------
     Net cash from continuing investing activities                                       (875)            (7,341)

Cash flows from continuing financing activities
   Net change in deposits                                                               7,244             (5,152)
   Net change in short-term borrowings                                                      -              1,476
   Repayment of Federal Home Loan Bank advances                                          (167)              (113)
   Repayment of Other Borrowed Funds                                                     (800)              (450)
   Net change in federal funds purchased                                               (1,838)                 -
   Net change in agreements to repurchase securities                                       85              6,000
                                                                                -------------      -------------
     Net cash from continuing financing activities                                      4,524              1,761
                                                                                -------------      -------------

Net change in cash and cash equivalents
   from continuing activities                                                             968             (2,746)

Cash and cash equivalents of continuing operations
   at beginning of period                                                              14,474             16,422
                                                                                -------------      -------------

Cash and cash equivalents of continuing operations
   at end of period                                                             $      15,442      $      13,676
                                                                                =============      =============

--------------------------------------------------------------------------------------------------------------------
           See Accompanying Notes to Consolidated Financial Statements


                         PREMIER FINANCIAL BANCORP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                    THREE MONTHS ENDED MARCH 31, 2005AND 2004
                                 (IN THOUSANDS)
                                   (UNAUDITED)

--------------------------------------------------------------------------------------------------------------------

                                                                                     2005               2004
                                                                                     ----               ----

Supplemental disclosures of cash flow information:
   Cash paid during period for interest                                         $       7,226      $       1,853

   Loans transferred to real estate acquired through foreclosure                          458              1,791

   Net change in cash and cash equivalents of discontinued operations                       -               (836)



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

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED, IN THOUSANDS)

--------------------------------------------------------------------------------

NOTE  1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Premier Financial Bancorp, Inc. (the Company) and its wholly owned subsidiaries:

                                                                                                 March 31, 2005
                                                                                                   Net Income
                                                                     Year                     ------------------
                                                                   Acquired       Assets          Qtr

Citizens Deposit Bank & Trust          Vanceburg, Kentucky           1991     $  112,335      $   349
Farmers Deposit Bank                   Eminence, Kentucky            1996         86,448          (64)
Ohio River Bank                        Ironton, Ohio                 1998         82,063          210
First Central Bank, Inc.               Philippi, West Virginia       1998         91,831          282
Boone County Bank, Inc.                Madison, West Virginia        1998        159,933          550
Mt. Vernon Financial Holdings, Inc.    Huntington, West Virginia     1999          2,959          (13)

The Company also has a data processing subsidiary, Premier Data Services, Inc., and the PFBI Capital Trust subsidiary as discussed in Note 9. In accordance with FASB Interpretation No. 46, the Trust is no longer consolidated with the Company. All other significant intercompany transactions and balances have been eliminated.

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

--------------------------------------------------------------------------------
                                    CONTINUED

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED, IN THOUSANDS)

--------------------------------------------------------------------------------

NOTE  1 - BASIS OF PRESENTATION - (continued)

                                                      2005             2004
                                                  -----------      -----------

Income from continuing operations                 $       803      $       482
Deduct:  Stock-based compensation
   expense determined under fair
   value based method, net of forfeitures                 (15)             (10)
                                                  -----------      -----------
Pro forma income                                  $       788      $       472

Basic earnings per share
   from continuing operations                     $      0.15      $      0.09
Pro forma basic earnings per share                       0.15             0.09

Diluted earnings per share
   from continuing operations                     $      0.15      $      0.09
Pro forma diluted earnings per share                     0.15             0.09

On January 19, 2005, 35,000 incentive stock options were granted out of the 2002 Plan at an exercise price of $11.62. These options vest in three equal annual installments ending on January 19, 2008. On February 18, 2004, 28,200 incentive stock options were granted out of the 2002 Plan at an exercise price of $9.30. These options vest in three equal annual installments ending on February 18, 2007. On January 15, 2003, 28,650 incentive stock options were granted out of the 2002 Plan at an exercise price of $7.96. These options vest in three equal annual installments ending on January 15, 2006. Proforma stock-compensation expense is being amortized over each of the three-year vesting periods. There were no options granted during 2002. Future pro forma net income will be negatively impacted should the Company choose to grant additional options.

The pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date.

                                                       2005            2004
                                                       ----            ----

     Risk-free interest rate                           3.70%           3.15%
     Expected option life (yrs)                        5.00            5.00
     Expected stock price volatility                   0.25            0.25
     Dividend yield                                    0.00%           0.00%

Weighted average fair value of
    options granted during the year                   $3.48           $2.64


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

A condensed statement of operations for Citizens Bank follows (in thousands):

                                                             For the Three
                                                              Months Ended
                                                                March 31
                                                                  2004

Interest income                                                $    1,075
Interest expense                                                      374
                                                               ----------
     Net interest income                                              701
Provision for loan losses                                               -
Non-interest income                                                   217
Non-interest expense                                                  877
Income tax (benefit)                                                   12
                                                               ----------
     Net (loss)                                                $       29
                                                               ==========

--------------------------------------------------------------------------------
                                    CONTINUED

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED, IN THOUSANDS)

--------------------------------------------------------------------------------

NOTE  3 - REGULATORY MATTERS

On September 29, 2000, the Company entered into an agreement with the Federal Reserve Bank of Cleveland (FRB) that prohibits the Company from paying dividends or incurring any additional debt without the prior written approval of the FRB. Additionally, the agreement required the Company to develop and monitor compliance with certain operational policies designed to strengthen Board of Director oversight including credit administration, liquidity, internal audit and loan review.

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

The Company's compliance with the written agreement is being monitored by a committee which consists of three of its outside directors. As of March 31, 2005, management believes the Company is operating in compliance with the provisions of the written agreement.

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

NOTE  3 - REGULATORY MATTERS (continued)

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

In accordance with the Order, the Company contributed additional capital to Farmers to ensure a 5.00% leverage ratio at December 31, 2003. The Company also submitted to the Supervisory Authorities a written capital restoration plan that incrementally increased the Bank's Tier I Leverage Ratio to 8.00% at December 31, 2004 as required. The Company met all of the targets specified in the capital restoration plan and at December 31, 2004, the Tier I Leverage Ratio of the Bank was 9.45%. At March 31, 2005, the Bank's Tier I Leverage Ratio was 9.95%. The Company also believes the Bank is in compliance with all of the other provisions of the Order

--------------------------------------------------------------------------------
                                    CONTINUED

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED, IN THOUSANDS)

--------------------------------------------------------------------------------

NOTE  4- SECURITIES

Amortized cost and fair value of investment securities, by category, at March 31, 2005 are summarized as follows:

                                                   Amortized        Unrealized        Unrealized           Fair
                                                      Cost             Gains            Losses            Value
Available for sale
  U. S. Treasury securities                     $          980    $            -   $          (14)   $           966
  U. S. agency securities                              109,443                23           (2,122)           107,344
  Obligations of states and political
     subdivisions                                        2,510                59               (2)             2,567
  Mortgage-backed securities                            38,044                 8             (602)            37,450
  Corporate securities                                     427                 3                -                430
                                                --------------    --------------   --------------    ---------------
     Total available for sale                   $      151,404    $           93   $       (2,740)   $       148,757
                                                ==============    ==============   ===============   ===============



Amortized cost and fair value of investment securities, by category, at December 31, 2004 are summarized as follows:

                                                   Amortized        Unrealized        Unrealized           Fair
                                                      Cost             Gains            Losses            Value
Available for sale
  U. S. Treasury securities                     $          250    $            -   $           -     $           250
  U. S. agency securities                              116,427               127           (1,040)           115,514
  Obligations of states and political
     subdivisions                                        2,661                90               -               2,751
  Mortgage-backed securities                            34,921               171             (150)            34,942
  Corporate securities                                     428                 7               -                 435
                                                --------------    --------------   --------------    ---------------
     Total available for sale                   $      154,687    $          395   $       (1,190)   $       153,892
                                                ==============    ==============   ===============   ===============


The investment portfolio is predominately high quality interest-bearing bonds with defined maturity dates backed by the U.S. Government or Government sponsored agencies. The unrealized losses at March 31, 2005 and December 31, 2004 are price changes resulting from changes in the interest rate environment and are not considered to be other than temporary declines in the value of the securities. Their fair value is expected to recover as the bonds approach their maturity date and/or market conditions improve.

--------------------------------------------------------------------------------
                                    CONTINUED

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED, IN THOUSANDS)

--------------------------------------------------------------------------------

NOTE  4- SECURITIES (continued)

Securities with unrealized losses at March 31, 2005 aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

                                   Less than 12 Months           12 Months or More                 Total
                                ------------------------     ------------------------     -----------------------
                                   Fair       Unrealized       Fair       Unrealized        Fair       Unrealized
Description of Securities          Value         Loss          Value         Loss           Value         Loss
-------------------------          -----         ----          -----         ----           -----         ----

U.S. Treasury securities        $      966     $   (14)      $      -      $     -        $     966     $   (14)
U.S. agency securities              95,410      (1,802)         9,913        (320)          105,323      (2,122)
Obligations of states and
    political subdivisions             349          (2)             -            -              349          (2)
Mortgage-backed securities          30,442        (440)         4,946        (162)           35,388       (602)
                                ----------     --------      --------      -------         --------     -------

Total temporarily impaired       $ 127,167     $(2,258)      $ 14,859      $ (482)        $ 142,026     $(2,740)
                                 =========     ========      ========      =======        =========     ========


Securities with unrealized losses at December 31, 2004 aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

                                   Less than 12 Months           12 Months or More                 Total
                                ------------------------     ------------------------     -----------------------
                                   Fair       Unrealized       Fair       Unrealized        Fair       Unrealized
Description of Securities          Value         Loss          Value         Loss           Value         Loss
-------------------------          -----         ----          -----         ----           -----         ----

U.S. agency securities          $   93,557     $  (959)      $  3,928      $  (81)        $  97,485     $(1,040)
Mortgage-backed securities          13,099         (54)         5,284         (96)           18,383       (150)
                                ----------     --------      --------      -------         --------     -------

Total temporarily impaired       $ 106,656     $(1,013)      $  9,212      $ (177)        $ 115,868     $(1,190)
                                 =========     ========      ========      =======        =========     ========


NOTE  5 - LOANS

Major classifications of loans at March 31, 2005 and December 31, 2004 are summarized as follows:
                                                     2005              2004
                                                 ------------     ------------
Commercial, secured by real estate               $    101,692     $    101,567
Commercial, other                                      41,051           40,923
Real estate construction                                6,601            5,906
Residential real estate                               126,257          128,243
Agricultural                                            2,697            2,380
Consumer and home equity                               42,158           44,470
Other                                                   1,790            1,438
                                                 ------------     ------------
                                                 $    322,246     $    324,927
                                                 ============     ============


--------------------------------------------------------------------------------
                                    CONTINUED

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED, IN THOUSANDS)

--------------------------------------------------------------------------------

NOTE  5- LOANS (continued)

The following table sets forth information with respect to the Company's impaired loans at March 31, 2005 and December 31, 2004.

                                                      2005              2004
                                                  ------------     ------------
Impaired loans at period end with an allowance    $     11,952     $     12,918
Impaired loan at period end with no allowance              259              263
Amount of allowance for loan losses allocated            3,054            2,915

The following table sets forth information with respect to the Company's nonperforming loans at March 31, 2005 and December 31, 2004.

                                                      2005              2004
                                                  ------------     ------------
Non-accrual loans                                 $      7,028      $     6,847
Accruing loans which are contractually
  past due 90 days or more                                 620              739
Restructured loans                                         226              238
                                                  ------------     ------------
                                                  $      7,874     $      7,824
                                                  ============     ============


NOTE  6 - ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for the three months ended March 31, 2005 and 2004 are as follows:
                                                        Three Months Ended
                                                            March 31,
                                                       2005            2004
                                                  ------------     ------------

Balance, beginning of period                      $      9,384     $     14,300
Gross charge-offs                                         (550)          (1,067)
Recoveries                                                 190              383
Provision for loan losses                                  243              135
                                                  ------------     ------------
Balance, end of period                            $      9,267     $     13,751
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

NOTE  7 - GUARANTEED JUNIOR SUBORDINATED INTEREST DEBENTURES

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

A portion of the Preferred Securities issued by the Trust qualify as Tier 1 capital for the Company under the Federal Reserve Board's regulatory framework. The Federal Reserve Board recently re-evaluated whether trust preferred securities would continue to qualify as Tier 1 capital due to deconsolidation of the related trust preferred entity. Its conclusion, issued in a press release on March 1, 2005, was to continue to permit trust preferred securities to qualify as Tier I capital with certain restrictions phased in over five-years. Once completely phased-in, the dollar amount of trust preferred securities that will qualify as Tier I capital will be limited to 25% of equity based Tier I capital net of goodwill. As of March 31, 2005, $17,453,000 of the Preferred Securities was included in the Company's Tier I capital. Had the Federal Reserve Board's new limitations been completely phased in at March 31, 2005, the amount of Preferred Securities includable in the Company's Tier I capital would have been limited to $12,181,000.

As previously disclosed, pursuant to an agreement entered into with the Federal Reserve Bank of Cleveland (FRB) described in Note 3 the Company is required to request approval for the payment of distributions due on the Debentures and Trust Preferred Securities. As part of a Debt Reduction and Profitability plan presented on January 6, 2003, the Company requested and received approval from the FRB to redeem $3,000,000 of the $28,750,000 outstanding Debentures and Trust Preferred Securities. Thus, on February 24, 2003, the Company announced its plans to redeem $3,000,000 (120,000 shares) of the 9.75% Trust Preferred Securities as of March 31, 2003. The FRB denied the Company's requests to make further distributions on the remaining Debentures and Trust Preferred Securities.

--------------------------------------------------------------------------------
                                    CONTINUED

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED, IN THOUSANDS)

--------------------------------------------------------------------------------

NOTE  7 - GUARANTEED JUNIOR SUBORDINATED INTEREST DEBENTURES (continued)

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

Premier exercised its right to defer the payment of interest on the 9.75% Trust Preferred Securities for the quarter ending December 31, 2002 and all subsequent quarters through December 31, 2004, and for an indefinite period, which could be no longer than 20 consecutive quarterly periods. These deferred distributions accrued interest at an annual rate of 9.75%. In March 2005, Premier received approval from the FRB to pay the first quarter 2005 current distribution and all prior deferred distributions. The payment was disbursed on March 31, 2005 to shareholders of record on March 15, 2005. The accrued interest on the deferred distributions was also paid when the deferred distributions were paid on March 31, 2005. Although the FRB approved the payment of the deferred and current distributions through March 31, 2005, Premier is still bound by the Written Agreement and will be required to request the FRB's approval to pay future distributions. No assurance can be given that the FRB will grant such approval.


NOTE  8 - STOCKHOLDERS' EQUITY AND REGULATORY MATTERS

The Company's principal source of funds for dividend payments to shareholders is dividends received from the subsidiary Banks. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year's net profits, as defined, combined with the retained net profits of the preceding two years, subject to the capital requirements and additional restrictions as discussed below. During 2005, the Banks could, without prior approval, declare dividends of approximately $956,000 plus any 2005 net profits retained to the date of the dividend declaration.

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

--------------------------------------------------------------------------------
                                    CONTINUED

                          PREMIER FINANCIAL BANCORP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED, IN THOUSANDS)

--------------------------------------------------------------------------------

NOTE  8 - STOCKHOLDERS' EQUITY AND REGULATORY MATTERS (continued)

These quantitative measures established by regulation to ensure capital adequacy require the Company and Banks to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of March 31, 2005, that the Company and the Banks meet all quantitative capital adequacy requirements to which they are subject.

Shown below is a summary of regulatory capital ratios for the Company:

                                                                                   Regulatory     To Be Considered
                                                 March 31,       December 31,        Minimum            Well
                                                   2005              2004         Requirements       Capitalized
                                                ----------       ------------     ------------    ----------------
Tier I Capital (to Risk-Weighted Assets)           17.0%             16.6%             4.0%              6.0%
Total Capital (to Risk-Weighted Assets)            19.2%             18.9%             8.0%             10.0%
Tier I Capital (to Average Assets)                 10.1%              9.7%             4.0%              5.0%

The capital amounts and classifications are also subject to qualitative judgments by the regulators. As a result of these qualitative judgments, the Company and one of the Company's subsidiaries have entered into agreements with the applicable regulatory authorities which provide for additional restrictions on their respective capital levels and the payment of dividends. The Company entered into an agreement with the Federal Reserve Bank of Cleveland (FRB), as discussed in Note 3, restricting the Company from declaring or paying dividends without prior approval from the FRB. An additional provision of this agreement requires prior approval from the FRB before the Company increases its borrowings or incurs any debt. This agreement is in effect until terminated by the FRB.

Effective January 1, 2004, Farmers Deposit Bank (Farmers Deposit) was issued a C&D order by the FDIC and the Kentucky Deptarment of Financial Institutions
(KDFI), as discussed in Note 3, restricting Farmers Deposit from declaring or paying dividends, without prior approval, if its Tier I capital to average assets falls below 8.00%. The order also required Farmers Deposit to maintain a minimum 5.0% Tier I capital to average assets ratio and submit a written capital restoration plan to increase the ratio to 8.0% by December 31, 2004. This order is in effect until terminated by the KDFI and FDIC. Farmers Deposit's Tier I capital to average assets was 9.95% at March 31, 2005.

As of March 31, 2005, the most recent notification from the FRB categorized the Company and its subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum Total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the preceding table. There are no conditions or events since that notification that management believes have changed the Company's category.

--------------------------------------------------------------------------------
                                    CONTINUED

                         PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED, IN THOUSANDS)

--------------------------------------------------------------------------------

NOTE  9 - RECENTLY ISSUED ACCOUNTING STANDARDS NOT YET ADOPTED

FAS 123, Revised, requires all public companies to record compensation cost for stock options provided to employees in return for employee service. As discussed in the Stock Compensation Expense disclosure in Note 1 above, the cost of stock options is measured at the fair value of the options when granted. This cost will be required to be expensed over the employee service period, which is normally the vesting period of the options. This Standard was originally to apply to stock option awards granted or modified after the first quarter or year following June 15, 2005. However, this requirement has been postponed until the first quarter or year following December 15, 2005. Compensation cost will also be recorded for options already granted that have a vesting period beyond the date of adoption. The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted. The effect of existing options that will continue to vest after the adoption date is anticipated to be immaterial. There will also be no significant effect on the financial position of the Company as total equity will not change as a result of the required recording of compensation cost.


--------------------------------------------------------------------------------
                                    CONTINUED

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

         The following narrative discusses the continuing operations of the Company. As more fully explained in Note 2 to the consolidated financial statements above, the narrative excludes the discontinued operations of Premier's subsidiary Citizens Bank (Kentucky), Inc. On February 13, 2004, Premier signed a definitive agreement to sell the subsidiary for $14,500,000 in cash. The sale was completed on July 1, 2004.

         Income from continuing operations for the three months ended March 31, 2005 was $803,000, or 15 cents per share, compared to income from continuing operations of $482,000 or 9 cents per share for the three months ended March 31, 2004. The increase in net income reported for 2005 was primarily the result of lower interest expense and lower professional fees. These expense savings were only partially offset by a higher provision for loan losses.

         Net interest income for the quarter ending March 31, 2005 totaled $4.73 million, up from the $4.45 million of net interest income earned in the first quarter of 2004. Interest income in 2005 remained relatively unchanged when compared to the first quarter of 2004. Interest income on loans declined by $209,000 due to lower average loans outstanding compounded by the negative effect of placing additional loans on non-accrual status during the quarter. This decline in loan interest income was nearly offset by increases in interest income from investments and the increase in interest rates earned on federal funds sold. Interest expense declined in total by $291,000. Savings of $115,000 were realized due to lower interest costs on deposits as maturing certificates of deposit continue to renew at lower interest rates due to the low interest rate environment. Interest expense savings of $104,000 were realized due to the paydown and payoff of other borrowings. Additional interest savings of $97,000 were realized due to the early redemption of $5.5 million of Premier's trust preferred securities in the fourth quarter of 2004. As a result of the interest savings, the net interest margin for the three months ending March 31, 2005 improved to approximately 3.81% compared to 3.58% for the same period in 2004.

         Non-interest income increased to $907,000 for the first three months of 2005 compared to $856,000 for the first three months of 2004. Excluding the $10,000 of securities gains realized in the first quarter of 2004, non-interest income increased by $61,000 or 7.2%, largely due to increases in other sources of banking income such as revenue from checkbook sales and ATM/debit card fees.

         Non-interest expenses for the first quarter of 2005 totaled $4,234,000 or 3.2% of average assets of continuing operations on an annualized basis compared to $4,472,000 or 3.3% of average assets of continuing operations for the same period of 2004. Non-interest expense in the first quarter of 2005 includes two one-time events that are nearly offsetting. Professional fee expense includes $148,000 of reimbursed legal fees from an insurance settlement. Other expenses include a $140,000 loss on the disposition of a bond servicing department at one of the Company's affiliate banks. The decrease in non-interest expense is largely due to a $426,000 decrease in professional fees, a $52,000 decrease in taxes not on income, property or payroll and a $49,000 decrease in OREO related expenses. In addition to the legal fee reimbursement, professional fees declined due to reduced activity in the first quarter of 2005 related to the previously announced SEC investigation as disclosed in the Company's annual report on Form 10-K for the year ended December 31, 2004. These decreases in non-interest expenses were partially offset by normal increases in staff and benefit costs, increased occupancy costs due to the opening of a new location in 2005 and the $140,000 loss on disposition in other expenses described above.

         Also included in other non-interest expenses is $50,000 of conversion expense. Beginning in late 2004 and continuing through July 2005, Premier's affiliate banks are converting to a third-party data processing and item processing provider. Expenses related to training and data conversion will be expensed as incurred, primarily in the second quarter of 2005. Expenditures for software licenses and new equipment will be capitalized and expensed over time in accordance with the Company's fixed asset policy. While there will be some short-term costs to convert in the second quarter, the Company believes the long-term operating synergies should more than offset these costs as it will be able to take advantage of emerging technologies in information and item processing, now and in the years to come.

         Income tax expense was $354,000 for the first quarter of 2005 compared to $213,000 for the first quarter of 2004. The increase in income tax expense can be primarily attributed to the increase in pre-tax income detailed above. The effective tax rate for the three months ended March 31, 2005 was 30.6%, compared to the 30.6% effective tax rate for the same period in 2004.

         The annualized returns from continuing operations on stockholders' equity and on average assets were approximately 6.30% and 0.60% for the three months ended March 31, 2005 compared to 4.19% and 0.35% for the same period in 2004.

         B.     Financial Position

         Total assets at March 31, 2005 increased $0.5 million or 0.1% to $537.8 million from the $537.3 million at December 31, 2004. While total assets remained relatively unchanged, the changes in the detailed components of the balance sheet are described below.

         Earning assets decreased to $497.5 million at March 31, 2005 from the $499.0 million at December 31, 2004, a decrease of $1.5 million, or 0.3%. The decrease was largely due to a decrease in the securities portfolio and total loans outstanding partially offset by an increase in federal funds sold (see below).

         Cash and due from banks at March 31, 2005 was $15.4 million, a $0.9 million increase from $14.5 million on December 31, 2004. Federal funds sold increased to $23.4 million from the $17.3 million reported at December 31, 2004. The increases in cash and federal funds sold was the result of retaining the liquidity to be used to settle March investment purchases in April and to satisfy short-term deposit withdrawal requirements.

         Securities available for sale totaled $148.8 million at March 31, 2005, a $5.1 million decrease from the $153.9 million at December 31, 2004. The decline was largely due to a slightly lower volume of purchases versus the volume calls and maturities that occurred during the quarter coupled with a $1.8 million decline in the market value of the total portfolio. The investment portfolio is predominately high quality interest-bearing bonds with defined maturity dates backed by the U.S. Government or Government sponsored agencies. The unrealized losses at March 31, 2005 and December 31, 2004 are price changes resulting from changes in the interest rate environment and are not considered to be other than temporary declines in the value of the securities. Their fair value is expected to recover as the bonds approach their maturity date and/or market conditions improve. Additional details on investment activities can be found in the Consolidated Statements of Cash Flows.

         Total loans at March 31, 2005 were $322.2 million compared to $324.9 million at December 31, 2004, a decrease of nearly $2.7 million. This decrease can primarily be attributed to net loan pay-offs and continuing collections at Farmers Deposit Bank which were partially offset by loan growth in the Company's West Virginia market.

         Deposits totaled $445.0 million as of March 31, 2005, a $7.2 million increase from the $437.8 million in deposits at December 31, 2004. The increase is largely due to interest bearing deposit growth at all of the Company's affiliate banks except Farmers Deposit. Some of the growth is due to seasonal tax collections by local governments. Partially offsetting this increase in deposits was a $1.8 million decline in federal funds purchased. These short-term overnight borrowings were no longer needed for funding purposes due to the growth in deposit balances.

         Federal Home Loan Bank advances declined by $167,000 in the first quarter of 2005 due to regularly scheduled principal payments. Other borrowed funds decreased by $800,000 since December 31, 2004, as the Company fully repaid its bank debt in March 2005. See Note 8 to the consolidated financial statements for additional information on the Company's outstanding subordinated debentures.

         The following table sets forth information with respect to the Company's nonperforming assets at March 31, 2005 and December 31, 2004.

                                                                   (In Thousands)
                                                             2005                 2004
                                                             ----                 ----
Non-accrual loans                                       $        7,028        $      6,847
Accruing loans which are contractually
   past due 90 days or more                                        620                 739
Restructured                                                       226                 238
                                                        --------------        ------------
     Total non-performing loans                                  7,874               7,824
Other real estate acquired through
    foreclosure                                                  2,444               2,247
                                                        --------------        ------------
     Total non-performing assets                        $       10,318        $     10,071
                                                        ==============        ============

Non-performing loans as a percentage
      of total loans                                              2.44%              2.41%

Non-performing assets as a percentage
     of total assets (of continuing operations)                   1.92%              1.87%

         Total non-performing loans and non-performing assets have increased since year-end due to the deterioration of a few loans in the normal course of the Company's operations. Non-accrual loans increased by $181,000 as rehabilitated loans and loans transferred to OREO were more than offset by loans placed on non-accrual. While non-accrual loans increased, accruing loans past due 90 days or more decreased by $119,000. A significant effort has been placed on reviews of loan files, efforts by lenders to bring borrowers current with the terms of their loan agreements and the sale of OREO properties. As in the past, when these plans are executed, Premier may experience increases in non-performing loans and non-performing assets. Furthermore, any resulting increases in loans placed on non-accrual status will have a negative impact on future loan interest income. Also, as these plans are executed, other loans may be identified that would necessitate additional charge-offs and potentially additional provisions for loan losses.

         The provision for loan losses was $243,000 for the first quarter of 2005 compared to $135,000 for the first quarter of 2004. The increase in the provision was made in accordance with Premier's policies regarding management's estimation of probable incurred losses in the loan portfolio and the adequacy of the allowance for loan losses, which are in accordance with accounting principles generally accepted in the United States of America. Management's estimation process indicated that due to loan growth and to the newly deteriorating loans identified in the normal course of business an increase in the provisions for loan losses was warranted. Gross charge-offs totaled $550,000 during the first quarter of 2005. Any collections on these loans would be presented in future financial statements as recoveries of the amounts charged against the allowance. Recoveries recorded during the first quarter of 2005 totaled $190,000. The allowance for loan losses at March 31, 2005 was 2.88% of total loans as compared to 2.89% at December 31, 2004. The stable percentage of allowance for loan losses to total loans is largely due to the lower level of charge-offs and to the sufficient loan loss reserves allocated to those loans actually charged off during the first quarter.

         C.     Critical Accounting Policies

         The Company follows financial accounting and reporting policies that are in accordance with generally accepted accounting principles in the United States of America. These policies are presented in Note 1 to the consolidated audited financial statements in the Company's annual report on Form 10-K for the year ended December 31, 2004 Some of these accounting policies, as discussed below, are considered to be critical accounting policies. Critical accounting policies are those policies that require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company has identified three accounting policies that are critical accounting policies and an understanding of these policies is necessary to understand the financial statements. These policies relate to determining the adequacy of the allowance for loan losses, the impairment of goodwill, and the valuation of deferred tax assets. A detailed description of these accounting policies is contained in the Company's annual report on Form 10-K for the year ended December 31, 2004 There have been no significant changes in the application of these accounting policies since December 31, 2004.

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

         5. Maintenance of an adequate available-for-sale security portfolio. The Company owns $148.8 million of securities at market value as of March 31, 2005.

         The cash flow statements for the periods presented in the financial statements provide an indication of the Company's sources and uses of cash as well as an indication of the ability of the Company to maintain an adequate level of liquidity.

         E. Capital

         At March 31, 2005, total shareholders' equity of $50.6 million was 9.4% of total assets of continuing operations. This compares to total shareholders' equity of $51.0 million or 9.5% of total assets of continuing operations on December 31, 2004.

         Tier I capital totaled $52.4 million at March 31, 2005, which represents a Tier I leverage ratio of 10.1%.

         Book value per share was $9.67 at March 31, 2005, and $9.75 at December 31, 2004. The decrease in book value per share was the result of $417,000 of comprehensive net loss for the first quarter of 2005 as net income was decreased by the $1,202,000 after tax decrease in the market value of investment securities available for sale during the quarter.

                         PREMIER FINANCIAL BANCORP, INC.

--------------------------------------------------------------------------------


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         The Company currently does not engage in any derivative or hedging activity. Refer to the Company's 2004 10-K for analysis of the interest rate sensitivity. The Company believes there have been no significant changes in the interest rate sensitivity since previously reported on the Company's 2004 10-K.


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

         Beginning in late 2004 and continuing through July 2005, Premier's affiliate banks are converting to a third-party data processing and item processing provider. As part of the conversion process, system processes, workflows and procedures are being reviewed and potentially revised in an effort to standardize the way the Banks conduct business and record transactions in the various modules of the software. No significant changes to Premier's key controls are anticipated as a result of these reviews. One of the goals of the new system is to provide more of the Company's financial reports and disclosures through automated reports rather than manually prepared reports and thus reduce the risk of human error in report preparation.

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

                         PREMIER FINANCIAL BANCORP, INC.

--------------------------------------------------------------------------------


PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

     See information regarding regulatory matters in Note 3 and Note 8 to the consolidated financial statements

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

                         PREMIER FINANCIAL BANCORP, INC.



Date: May 16, 2005                     /s/ Robert W. Walker
                                       ----------------------------------------
                                       Robert W. Walker
                                       President & Chief Executive Officer


Date: May 16, 2005                     /s/ Brien M. Chase
                                       ----------------------------------------
                                       Brien M. Chase
                                       Vice President & Chief Financial Officer