Form 10-Q
period 2005-06-30
PREMIER FINANCIAL BANCORP INC
filed 2005-08-12
CIK 887919

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

                                       or

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

         Common stock, no par value, - 5,232,230 shares outstanding at July 31, 2005

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

IIndex to consolidated financial statements:

    Consolidated Balance Sheets..................................    3
    Consolidated Statements of Operations........................    4
    Consolidated Statements of Comprehensive Income .............    6
    Consolidated Statements of Cash Flows........................    7
    Notes to Consolidated Financial Statements...................    9

                         PREMIER FINANCIAL BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2005 AND DECEMBER 31, 2004
                             (DOLLARS IN THOUSANDS)

--------------------------------------------------------------------------------------------------------------------
                                                                                    (UNAUDITED)
                                                                                       2005               2004
                                                                                       ----               ----
ASSETS
Cash and due from banks                                                           $      14,392      $       14,474
Federal funds sold                                                                       17,844              17,342
Securities available for sale                                                           151,196             153,892
Loans                                                                                   326,125             324,927
   Allowance for loan losses                                                             (8,927)             (9,384)
                                                                                  --------------     --------------
        Net loans                                                                       317,198             315,543
Federal Home Loan Bank and Federal Reserve Bank stock                                     2,928               2,611
Premises and equipment, net                                                               7,228               7,257
Real estate and other property acquired through foreclosure                               2,345               2,247
Interest receivable                                                                       2,539               2,740
Goodwill                                                                                 15,816              15,816
Other assets                                                                              5,623               5,333
                                                                                  -------------      --------------
   Total assets                                                                   $     537,109      $      537,255
                                                                                  =============      ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
   Non-interest bearing                                                           $      64,730      $       68,380
   Time deposits, $100,000 and over                                                      42,065              40,213
   Other interest bearing                                                               337,173             329,205
                                                                                  -------------      --------------
     Total deposits                                                                     443,968             437,798
Federal funds purchased                                                                     294               1,838
Securities sold under agreements to repurchase                                            7,356               7,208
Federal Home Loan Bank advances                                                           8,858               9,288
Other borrowed funds                                                                          -                 800
Notes payable                                                                             1,402               1,402
Guaranteed junior subordinated interest debentures                                       20,876              20,876
Interest payable                                                                            743               5,532
Other liabilities                                                                         1,313               1,484
                                                                                  -------------      --------------
   Total liabilities                                                                    484,810             486,226

Stockholders' equity
   Preferred stock, no par value; 1,000,000 shares authorized;
     none issued or outstanding                                                               -                   -
   Common stock, no par value; 10,000,000 shares authorized;
     5,232,230 shares issued and outstanding                                              1,103               1,103
   Surplus                                                                               43,445              43,445
   Retained earnings                                                                      8,539               7,008
   Accumulated other comprehensive income (loss)                                           (788)               (527)
                                                                                  --------------     ---------------
     Total stockholders' equity                                                          52,299              51,029
                                                                                  -------------      --------------
       Total liabilities and stockholders' equity                                 $     537,109      $      537,255
                                                                                  =============      ==============


--------------------------------------------------------------------------------------------------------------------
           See Accompanying Notes to Consolidated Financial Statements

                         PREMIER FINANCIAL BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

--------------------------------------------------------------------------------------------------------------------
                                                      Three Months Ended                  Six Months Ended
                                                           June 30,                           June 30,
                                                    2005              2004             2005               2004
                                                    ----              ----             ----               ----
Interest income
   Loans, including fees                         $     5,706      $     5,746       $    11,342      $    11,591
   Securities available for sale
     Taxable                                           1,269            1,051             2,512            2,116
     Tax-exempt                                           24               54                49              134
   Federal funds sold and other                          173               75               314              140
                                                 -----------      -----------       -----------      -----------
     Total interest income                             7,172            6,926            14,217           13,981

Interest expense
   Deposits                                            1,609            1,544             3,126            3,176
   Repurchase agreements and other                        42               27                78               38
   FHLB advances and other borrowings                    126              221               269              468
   Debentures                                            502              736             1,124            1,455
                                                 -----------      -----------       -----------      -----------
     Total interest expense                            2,279            2,528             4,597            5,137
                                                 -----------      -----------       -----------      -----------

Net interest income                                    4,893            4,398             9,620            8,844
Provision for loan losses                                191              374               434              509
                                                 -----------      -----------       -----------      -----------
Net interest income after
   provision for loan losses                           4,702            4,024             9,186            8,335

Non-interest income
   Service charges                                       715              635             1,296            1,219
   Insurance commissions                                  26               19                37               36
   Securities gains                                        -                -                 -               10
   Other                                                 250              252               564              497
                                                 -----------      -----------       -----------      -----------
                                                         991              906             1,897            1,762
Non-interest expenses
   Salaries and employee benefits                      2,372            2,163             4,699            4,393
   Occupancy and equipment expenses                      564              510             1,165            1,015
   Professional fees                                     245              506               379            1,066
   Taxes, other than payroll, property and income        124              156               206              290
   Write-downs, expenses, sales of
     other real estate owned, net                         48              (11)               60               50
   Supplies                                              109               90               192              178
   Other expenses                                      1,189              829             2,183            1,723
                                                 -----------      -----------       -----------      -----------
                                                       4,651            4,243             8,884            8,715
                                                 -----------      -----------       -----------      -----------
Income from continuing operations
   before income taxes                                 1,042              687             2,199            1,382
Provision for income taxes                               315              213               669              426
                                                 -----------      -----------       -----------      -----------

Income from continuing operations                        727              474             1,530              956
                                                 -----------      -----------       -----------      -----------

Discontinued operation
   Income (loss) from operation of
     discontinued component                                -              (37)                -                4
   Provison (benefit) for income taxes                     -              (12)                -                -
                                                 -----------      -----------       -----------      -----------
   Income (loss) from discontinued operation               -              (25)                -                4
                                                 -----------      -----------       -----------      -----------

Net income                                       $       727      $       449       $     1,530      $       960
                                                 ===========      ===========       ===========      ===========


--------------------------------------------------------------------------------------------------------------------
           See Accompanying Notes to Consolidated Financial Statements

                         PREMIER FINANCIAL BANCORP, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (continued)
                THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

--------------------------------------------------------------------------------------------------------------------
                                                      Three Months Ended                  Six Months Ended
                                                           June 30,                           June 30,
                                                    2005              2004             2005               2004
                                                    ----              ----             ----               ----

Weighted average shares outstanding:
   Basic                                               5,232            5,232             5,232            5,232
   Diluted                                             5,242            5,235             5,243            5,235

Earnings per share from continuing operations:
   Basic                                         $     0.14       $      0.09       $      0.29      $      0.18
   Diluted                                             0.14              0.09              0.29             0.18

Earnings (loss) per share from discontinued operation:
   Basic                                         $     0.00       $      0.00       $      0.00      $      0.00
   Diluted                                             0.00              0.00              0.00             0.00

Net earnings per share:
   Basic                                         $     0.14       $      0.09       $      0.29      $      0.18
   Diluted                                             0.14              0.09              0.29             0.18


--------------------------------------------------------------------------------------------------------------------
           See Accompanying Notes to Consolidated Financial Statements

                         PREMIER FINANCIAL BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                 (IN THOUSANDS)
                                   (UNAUDITED)

--------------------------------------------------------------------------------------------------------------------
                                                             Three Months Ended              Six Months Ended
                                                                  June 30,                       June 30,
                                                            2005           2004            2005            2004
                                                            ----           ----            ----            ----

Net income                                             $      727      $      449      $    1,530      $     960

Other comprehensive income (loss):
   Unrealized gains and (losses) arising during
     the period                                             1,453          (3,473)           (395)        (2,853)
   Reclassification of realized amount                          -               -               -            (10)
                                                       ----------      ----------      ----------      ---------
     Net change in unrealized gain (loss) on
       securities                                           1,453          (3,473)           (395)        (2,863)
   Less: Tax impact                                           494          (1,181)           (134)          (973)
                                                       ----------      -----------     -----------     ---------
     Other comprehensive income (loss)                        959          (2,292)           (261)        (1,890)
                                                       ----------      ----------      ----------      ---------

Comprehensive income (loss)                            $    1,686      $   (1,843)     $    1,269      $    (930)
                                                       ==========      ===========     ==========      ==========

--------------------------------------------------------------------------------------------------------------------
           See Accompanying Notes to Consolidated Financial Statements

                         PREMIER FINANCIAL BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                 (IN THOUSANDS)
                                   (UNAUDITED)

--------------------------------------------------------------------------------------------------------------------

                                                                                     2005               2004
                                                                                     ----               ----

Cash flows from continuing operating activities
   Income from continuing operations                                            $       1,530      $         956
   Adjustments to reconcile income to net
     cash from continuing operating activities
       Depreciation                                                                       541                345
       Provision for loan losses                                                          434                509
       Amortization, net                                                                  151                275
       FHLB stock dividends                                                               (52)               (45)
       Investment securities losses (gains), net                                            -                (10)
       OREO writedowns (gains on sales), net                                               14                (70)
  Changes in
     Interest Receivable                                                                  201                657
     Other assets                                                                        (152)               153
     Interest Payable                                                                  (4,789)             1,487
     Other liabilities                                                                   (170)               145
                                                                                -------------      -------------
       Net cash from continuing operating activities                                   (2,292)             4,402

Cash flows from continuing investing activities
   Purchases of securities available for sale                                         (12,542)           (45,234)
   Proceeds from sales of securities available for sale                                     -                414
   Proceeds from maturities and calls of securities available
     for sale                                                                          14,688             42,359
   Purchases of FHLB stock, net of redemptions                                           (265)               (20)
   Net change in federal funds sold                                                      (502)              (978)
   Net change in loans                                                                 (3,149)             2,887
   Purchases of premises and equipment, net                                              (512)              (268)
   Proceeds from sale of other real estate acquired
     through foreclosure                                                                  948              2,846
                                                                                -------------      -------------
     Net cash from continuing investing activities                                     (1,334)             2,006

Cash flows from continuing financing activities
   Net change in deposits                                                               6,170            (13,542)
   Net change in short-term borrowings                                                      -              2,546
   Repayment of Federal Home Loan Bank advances                                          (430)              (847)
   Repayment of Other Borrowed Funds                                                     (800)            (1,750)
   Net change in federal funds purchased                                               (1,544)                 -
   Net change in agreements to repurchase securities                                      148              7,214
                                                                                -------------      -------------
     Net cash (used in) continuing financing activities                                 3,544             (6,379)
                                                                                -------------      --------------

Net change in cash and cash equivalents
   from continuing activities                                                             (82)                29

Cash and cash equivalents of continuing operations
   at beginning of period                                                              14,474             16,422
                                                                                -------------      -------------

Cash and cash equivalents of continuing operations
   at end of period                                                             $      14,392      $      16,451
                                                                                =============      =============

--------------------------------------------------------------------------------------------------------------------
           See Accompanying Notes to Consolidated Financial Statements

                         PREMIER FINANCIAL BANCORP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                     SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                 (IN THOUSANDS)
                                   (UNAUDITED)

--------------------------------------------------------------------------------------------------------------------

                                                                                     2005               2004
                                                                                     ----               ----

Supplemental disclosures of cash flow information:
   Cash paid during period for interest                                         $       9,386      $       3,651

   Loans transferred to real estate acquired through foreclosure                        1,060              2,020

   Net change in cash and cash equivalents of discontinued operations                       -               (764)


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


                          PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED, IN THOUSANDS)

--------------------------------------------------------------------------------

NOTE  1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Premier Financial Bancorp, Inc. (the Company) and its wholly owned subsidiaries:

                                                                                                  June 30, 2005
                                                                                                    Net Income
                                                                     Year                     ---------------------
                                                                   Acquired       Assets          Qtr     Six Mo.

Citizens Deposit Bank & Trust          Vanceburg, Kentucky           1991     $  116,357      $   341    $   690
Farmers Deposit Bank                   Eminence, Kentucky            1996         85,127           36        (28)
Ohio River Bank                        Ironton, Ohio                 1998         83,938          175        385
First Central Bank, Inc.               Philippi, West Virginia       1998         93,389          302        584
Boone County Bank, Inc.                Madison, West Virginia        1998        156,127          610      1,160
Mt. Vernon Financial Holdings, Inc.    Huntington, West Virginia     1999          2,304          (60)       (73)

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

--------------------------------------------------------------------------------
                                    CONTINUED

                          PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED, IN THOUSANDS)

--------------------------------------------------------------------------------

NOTE  1 - BASIS OF PRESENTATION - (continued)

                                                        Three Months Ended                  Six Months Ended
                                                             June 30,                           June 30,
                                                      2005              2004               2005            2004
                                                      ----              ----               ----            ----

Income from continuing operations                  $      727        $     474        $    1,530       $     956
Deduct:  Stock-based compensation
   expense determined under fair
   value based method                                     (17)             (11)              (32)            (20)
                                                   ----------        ---------        -----------      ----------
Pro forma income                                   $      710        $     463        $    1,498       $     936

Basic earnings per share
   from continuing operations                      $     0.14        $   0.09         $     0.29       $    0.18
Pro forma basic earnings per share                       0.14            0.09               0.29            0.18

Diluted earnings per share
   from continuing operations                      $     0.14            0.09         $     0.29       $    0.18
Pro forma diluted earnings per share                     0.14            0.09               0.29            0.18

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

A condensed statement of operations for Citizens Bank follows (in thousands):

                                    For the Three                 For the Six
                                     Months Ended                Months Ended
                                       June 30                     June 30
                                         2004                        2004
                                         ----                        ----

Interest income                       $      946                  $    2,021
Interest expense                             358                         732
                                      ----------                  ----------
     Net interest income                     588                       1,289
Provision for loan losses                      -                           -
Non-interest income                          217                         434
Non-interest expense                         842                       1,719
Income tax (benefit)                         (12)                          -
                                      ----------                  ----------
     Net income (loss)                $      (25)                 $        4
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

The Company's compliance with the written agreement is being monitored by a committee which consists of three of its outside directors. As of June 30, 2005, management believes the Company is operating in compliance with the provisions of the written agreement.

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

In accordance with the Order, the Company contributed additional capital to Farmers Deposit Bank to ensure a 5.00% leverage ratio at December 31, 2003. The Company also submitted to the Supervisory Authorities a written capital restoration plan that incrementally increased the Bank's Tier I Leverage Ratio to 8.00% at December 31, 2004 as required. The Company met all of the targets specified in the capital restoration plan and at December 31, 2004, the Tier I Leverage Ratio of the Bank was 9.45%. At June 30, 2005, the Bank's Tier I Leverage Ratio was 10.08%. The Company also believes the Bank is in compliance with all of the other provisions of the Order.


--------------------------------------------------------------------------------
                                    CONTINUED

                          PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED, IN THOUSANDS)

--------------------------------------------------------------------------------

NOTE  4 -SECURITIES

Amortized cost and fair value of investment securities, by category, at June 30, 2005 are summarized as follows:

                                                   Amortized        Unrealized        Unrealized           Fair
                                                      Cost             Gains            Losses            Value
Available for sale
  U. S. Treasury securities                     $          981    $            8   $            -    $           989
  U. S. agency securities                              109,049                50           (1,249)           107,850
  Obligations of states and political
     subdivisions                                        2,470                62               (1)             2,531
  Mortgage-backed securities                            39,465               111             (176)            39,400
  Corporate securities                                     425                 1                -                426
                                                --------------    --------------   --------------    ---------------
     Total available for sale                   $      152,390    $          232   $       (1,426)   $       151,196
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
                                                ==============    ==============   ===============   ===============


The investment portfolio is predominately high quality interest-bearing bonds with defined maturity dates backed by the U.S. Government or Government sponsored agencies. The unrealized losses at June 30, 2005 and December 31, 2004 are price changes resulting from changes in the interest rate environment and are not considered to be other than temporary declines in the value of the securities. Their fair value is expected to recover as the bonds approach their maturity date and/or market conditions improve.


--------------------------------------------------------------------------------
                                    CONTINUED

                          PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED, IN THOUSANDS)

--------------------------------------------------------------------------------

NOTE  4- SECURITIES (continued)

Securities with unrealized losses at June 30, 2005 aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

                                   Less than 12 Months           12 Months or More                 Total
                                ------------------------     ------------------------     -----------------------
                                   Fair       Unrealized       Fair        Unrealized       Fair       Unrealized
Description of Securities          Value         Loss          Value          Loss          Value         Loss
-------------------------          -----         ----          -----          ----          -----         ----

U.S. agency securities          $   40,242     $  (360)      $ 57,110      $ (889)        $  97,352     $(1,249)
Obligations of states and
    political subdivisions             280          (1)             -           -               280          (1)
Mortgage-backed securities          14,927         (74)         4,155        (102)           19,082        (176)
                                ----------     -------       --------      ------          --------     -------

Total temporarily impaired       $  55,449     $  (435)      $ 61,265      $ (991)        $ 116,714     $(1,426)
                                 =========     =======       ========      ======         =========     =======


Securities with unrealized losses at December 31, 2004 aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

                                   Less than 12 Months           12 Months or More                 Total
                                ------------------------     ------------------------     -----------------------
                                   Fair       Unrealized       Fair        Unrealized       Fair       Unrealized
Description of Securities          Value         Loss          Value          Loss          Value         Loss
-------------------------          -----         ----          -----          ----          -----         ----

U.S. agency securities          $   93,557     $  (959)      $  3,928      $  (81)        $  97,485     $(1,040)
Mortgage-backed securities          13,099         (54)         5,284         (96)           18,383        (150)
                                ----------     -------       --------      ------          --------     -------

Total temporarily impaired       $ 106,656     $(1,013)      $  9,212      $ (177)        $ 115,868     $(1,190)
                                 =========     =======       ========      ======         =========     =======


NOTE  5 - LOANS

Major classifications of loans at June 30, 2005 and December 31, 2004 are summarized as follows:
                                                     2005              2004
                                                 ------------     ------------
Commercial, secured by real estate               $    100,722     $    101,567
Commercial, other                                      41,392           40,923
Real estate construction                                8,634            5,906
Residential real estate                               125,808          128,243
Agricultural                                            2,750            2,380
Consumer and home equity                               43,241           44,470
Other                                                   3,578            1,438
                                                 ------------     ------------
                                                 $    326,125     $    324,927
                                                 ============     ============


--------------------------------------------------------------------------------
                                    CONTINUED

                          PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED, IN THOUSANDS)

--------------------------------------------------------------------------------

NOTE  5- LOANS (continued)

The following table sets forth information with respect to the Company's impaired loans at June 30, 2005 and December 31, 2004.

                                                      2005              2004
                                                  ------------     ------------
Impaired loans at period end with an allowance    $     11,417     $     12,918
Impaired loan at period end with no allowance              277              263
Amount of allowance for loan losses allocated            2,565            2,915

The following table sets forth information with respect to the Company's nonperforming loans at June 30, 2005 and December 31, 2004.

                                                      2005              2004
                                                  ------------     ------------
Non-accrual loans                                 $      6,206      $     6,847
Accruing loans which are contractually
  past due 90 days or more                                 676              739
Restructured loans                                         509              238
                                                  ------------     ------------
                                                  $      7,391     $      7,824
                                                  ============     ============


NOTE  6 - ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for the three and six months ended June 30, 2005 and 2004 are as follows:

                                                        Three Months Ended                  Six Months Ended
                                                             June 30,                           June 30,
                                                      2005              2004               2005            2004
                                                  ------------     -------------      ------------     ------------

Balance, beginning of period                      $      9,267     $      13,751      $      9,384     $     14,300
Gross charge-offs                                         (660)           (4,717)           (1,210)          (5,784)
Recoveries                                                 129               142               319              525
Provision for loan losses                                  191               374               434              509
                                                  ------------     -------------      ------------     ------------
Balance, end of period                            $      8,927     $       9,550      $      8,927     $      9,550
                                                  ============     =============      ============     ============



--------------------------------------------------------------------------------
                                    CONTINUED

                          PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED, IN THOUSANDS)

--------------------------------------------------------------------------------

NOTE  7- GUARANTEED JUNIOR SUBORDINATED INTEREST DEBENTURES

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

A portion of the Preferred Securities issued by the Trust qualify as Tier 1 capital for the Company under the Federal Reserve Board's regulatory framework. The Federal Reserve Board recently re-evaluated whether trust preferred securities would continue to qualify as Tier 1 capital due to deconsolidation of the related trust preferred entity. Its conclusion, issued in a press release on March 1, 2005, was to continue to permit trust preferred securities to qualify as Tier I capital with certain restrictions phased in over five-years. Once completely phased-in, the dollar amount of trust preferred securities that will qualify as Tier I capital will be limited to 25% of equity based Tier I capital net of goodwill. As of June 30, 2005, $17,695,000 of the Preferred Securities was included in the Company's Tier I capital. Had the Federal Reserve Board's new limitations been completely phased in at June 30, 2005, the amount of Preferred Securities includable in the Company's Tier I capital would have been limited to $12,424,000.

As previously disclosed, pursuant to an agreement entered into with the Federal Reserve Bank of Cleveland (FRB) described in Note 3 the Company is required to request approval for the payment of distributions due on the Debentures and Trust Preferred Securities. As part of a Debt Reduction and Profitability plan presented on January 6, 2003, the Company requested and received approval from the FRB to redeem $3,000,000 of the $28,750,000 outstanding Debentures and Trust Preferred Securities. Thus, on February 24, 2003, the Company announced its plans to redeem $3,000,000 (120,000 shares) of the 9.750% Trust Preferred Securities as of March 31, 2003. The FRB denied the Company's requests to make further distributions on the remaining Debentures and Trust Preferred Securities.

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

Premier exercised its right to defer the payment of interest on the 9.750% Trust Preferred Securities for the quarter ending December 31, 2002 and all subsequent quarters through December 31, 2004, and for an indefinite period, which could be no longer than 20 consecutive quarterly periods. These deferred distributions accrued interest at an annual rate of 9.750%. In March 2005, Premier received approval from the FRB to pay the first quarter 2005 current distribution and all prior deferred distributions. The payment was disbursed on March 31, 2005 to shareholders of record on March 15, 2005. The accrued interest on the deferred distributions was also paid when the deferred distributions were paid on March 31, 2005. The FRB also approved the payment of the current distribution due June 30, 2005. Although the FRB approved the payment of the deferred and current distributions through June 30, 2005, Premier is still bound by the Written Agreement and will be required to request the FRB's approval to pay future distributions. No assurance can be given that the FRB will grant such approval.


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

--------------------------------------------------------------------------------
                                    CONTINUED

                          PREMIER FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED, IN THOUSANDS)

--------------------------------------------------------------------------------

NOTE  8 - STOCKHOLDERS' EQUITY AND REGULATORY MATTERS (continued)

These quantitative measures established by regulation to ensure capital adequacy require the Company and Banks to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of June 30, 2005, that the Company and the Banks meet all quantitative capital adequacy requirements to which they are subject.

Shown below is a summary of regulatory capital ratios for the Company:

                                                                                   Regulatory     To Be Considered
                                                  June 30,       December 31,        Minimum            Well
                                                   2005              2004         Requirements       Capitalized
                                                ----------       ------------     ------------    ----------------
Tier I Capital (to Risk-Weighted Assets)           17.3%             16.6%             4.0%              6.0%
Total Capital (to Risk-Weighted Assets)            19.4%             18.9%             8.0%             10.0%
Tier I Capital (to Average Assets)                 10.4%              9.7%             4.0%              5.0%

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

Effective January 1, 2004, Farmers Deposit Bank (Farmers Deposit) was issued a C&D order by the FDIC and the Kentucky Department of Financial Institutions
(KDFI), as discussed in Note 3, restricting Farmers Deposit from declaring or paying dividends, without prior approval, if its Tier I capital to average assets falls below 8.00%. The order also required Farmers Deposit to maintain a minimum 5.0% Tier I capital to average assets ratio and submit a written capital restoration plan to increase the ratio to 8.0% by December 31, 2004. This order is in effect until terminated by the KDFI and FDIC. Farmers Deposit's Tier I capital to average assets was 10.08% at June 30, 2005.

As of June 30, 2005, the most recent notification from the FRB categorized the Company and its subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum Total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the preceding table. There are no conditions or events since that notification that management believes have changed the Company's category.

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

         Income from continuing operations for the six months ended June 30, 2005 was $1,530,000, or 29 cents per share, compared to income from continuing operations of $956,000, or $0.18 per share for the six months ended June 30, 2004. The increase in income reported for 2005 was primarily the result of higher investment income, lower interest expense and lower professional fees. These increases in profitability were only partially offset by higher staff costs and one-time expenses related to Premier's conversion to an outsourced data and item processing provider. For the three months ended June 30, 2005, income from continuing operations was $727,000, or 14 cents per share, compared to income from continuing operations of $474,000 or $0.09 per share for the three months ended June 30, 2004. The increase in income reported for 2005 was again largely due to higher investment income, lower interest expense and lower professional fees, which was only partially offset by higher staff costs and the one-time conversion expenses.

         Net interest income for the six months ending June 30, 2005 totaled $9.62 million, up from the $8.84 million of net interest income earned in the first six months of 2004. Interest income in 2005 increased by $236,000 or 1.7%, largely due to higher interest rates earned on investments and federal funds sold and an increase in total investments. Interest income on loans declined by $249,000, largely due to lower average loans outstanding compounded by the negative effect of placing additional loans on non-accrual status. Interest expense declined in total by $540,000 in 2005 compared to 2004. Savings of $199,000 were realized due to the paydown and payoff of other borrowings which occurred in the second half of 2004. Additional interest savings of $331,000 were realized due to the early redemption of $5.5 million of Premier's 9.750% trust preferred securities in the fourth quarter of 2004 and the $5.0 million payment of deferred distributions on the trust preferred securities on March 31, 2005. The deferred distributions also bore a rate of 9.750% during the deferral period. (See Note 7 to the consolidated financial statements). As a result of the interest savings and the increase in investment interest income, the net interest margin for the six months ending June 30, 2005 was approximately 3.87% compared to 3.57% for the same period in 2004.

         Net interest income for the quarter ending June 30, 2005 totaled $4.89 million, up from the $4.40 million of net interest income earned in the second quarter of 2004. Interest income increased by $246,000 in 2005, again due to higher interest rates earned on investments and federal funds sold and an increase in total investments. Interest income on loans declined by $40,000 as the higher volume of loans was offset by an overall lower yield on the loan portfolio compounded by the negative effect of placing additional loans on non-accrual status during the quarter. Interest expense declined by $249,000 in 2005 largely due to savings from the paydown of other borrowings, the early redemption of trust preferred securities and the payment of deferred distributions described above. These savings have been somewhat offset by increased interest expense on deposits as increased interest rates have resulted in higher rates paid to attract and retain deposits. As a result of the interest savings and the increase in investment interest income, the net interest margin for the three months ending June 30, 2005 was approximately 3.94% compared to 3.53% for the same three month period in 2004.

         Non-interest income increased to $1,897,000 for the first six months of 2005 compared to $1,762,000 for the first six months of 2004. Excluding the $10,000 of securities gains realized in 2004, non-interest income increased $145,000 or 8.3% in the first six months of 2005. Service charges on deposit accounts increased by $77,000 or 6.3% due to increases in fees and customers. Other non-interest income increased by $67,000 or 13.5%, largely due to increases in other sources of banking income such as revenue from checkbook sales and ATM/debit card fees. For the quarter ending June 30, 2005, non-interest income increased $85,000 to $991,000 compared to $906,000 for the second quarter of 2004. The increase is primarily due to a 12.6% or $80,000 increase in revenue from service charges on deposit accounts.

         Non-interest expenses for the first six months of 2005 totaled $8,884,000 or 3.3% of average assets of continuing operations on an annualized basis compared to $8,715,000 or 3.2% of average assets of continuing operations for the same period of 2004. Non-interest expense in the first six months of 2005 includes two one-time events that are nearly offsetting. Professional fee expense includes $148,000 of reimbursed legal fees from an insurance settlement in the first quarter. Other expenses include a $140,000 loss on the disposition of a bond servicing department at one of the Company's affiliate banks in the first quarter. The increase in non-interest expense is largely due to an increase in staff costs and occupancy expense plus one-time expenses to convert Premier's data systems to an outsourced provider. Staff costs increased $306,000 in 2005 due to normal salary and benefit increases plus the cost of hiring additional staff at the parent company to oversee the data processing conversion and to transfer internal audits to an in-house function. Occupancy costs increased due to the opening of a new location in 2005 plus a general increase in property taxes. Included in other expenses are $387,000 of one-time expenses to convert Premier's in-house data processing to an outsourced provider, including the expensing of the remaining in-house data processing equipment. The increase in other expenses also includes the $140,000 loss on disposition described above. These additional expenses were partially offset by an $84,000 decrease in taxes other than payroll, property and income and a $687,000 decrease in professional fees. In addition to the legal fee reimbursement described above, professional fees declined due to reduced activity in the first six months of 2005 related to the previously announced SEC investigation (as disclosed in the Company's annual report on Form 10-K for the year ended December 31, 2004) and due to lower audit costs partially due to performing internal audits by employees rather than outsourcing.

         Non-interest expenses for the second quarter of 2005 totaled $4,651,000 or 3.5% of average assets of continuing operations on an annualized basis compared to $4,243,000 or 3.1% of average assets of continuing operations for the same period of 2004. The increase in non-interest expense is again largely due to an increase in staff costs resulting from normal salary and benefit increases plus the cost of hiring additional staff at the parent company, increased occupancy costs due to the opening of a new location in 2005, and $337,000 of conversion costs recorded during the second quarter of 2005. These increases were partially offset by a $261,000 decrease in professional fees related to audit costs and legal fees associated with the SEC investigation.

         Beginning in late 2004 and continuing through July 2005, Premier's affiliate banks were converted to a third-party data processing and item processing provider. Expenses related to training and data conversion were expensed as incurred, primarily in the second quarter of 2005. Expenditures for software licenses and new equipment will be capitalized and expensed over time in accordance with the Company's fixed asset policy. While there will be some short-term costs to convert, the Company believes the long-term operating synergies should more than offset these costs as it will be able to take advantage of emerging technologies in information and item processing, now and in the years to come.

         Income tax expense was $669,000 for the first six months of 2005 compared to $426,000 for the first six months of 2004. The increase in income tax expense can be primarily attributed to the increase in pre-tax income detailed above. The effective tax rate for the six months ended June 30, 2005 was 30.4%, compared to the 30.8% effective tax rate for the same period in 2004. Income tax expense for the quarter ending June 30, 2005 was $315,000 compared to $213,000 for the same period of 2004.

         The annualized returns from continuing operations on shareholders' equity and on average assets were approximately 5.95% and 0.57% for the six months ended June 30, 2005 compared to 4.19% and 0.35% for the same period in 2004.

--------------------------------------------------------------------------------
                                    CONTINUED

                         PREMIER FINANCIAL BANCORP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------


         B.     Financial Position

         Total assets at June 30, 2005 decreased $0.2 million to $537.1 million from the $537.3 million at December 31, 2004. While total assets remained relatively unchanged, the changes in the detailed components of the balance sheet are described below.

         Earning assets decreased to $498.6 million at June 30, 2005 from the $499.0 million at December 31, 2004, a decrease of $0.4 million, or 0.1%. The decrease was largely due to a decrease in the securities portfolio substantially offset by an increase in total loans and federal funds sold (see below).

         Cash and due from banks at June 30, 2005 was $14.4 million, relatively unchanged from the $14.5 million at December 31, 2004. Federal funds sold increased to $17.8 million from the $17.3 million reported at December 31, 2004. Changes in these two highly liquid assets are generally in response to demand for deposit withdrawals or the funding of loans and are part of Premier's management of its liquidity and interest rate risks.

         Securities available for sale totaled $151.2 million at June 30, 2005, a $2.7 million decrease from the $153.9 million at December 31, 2004. The decline was largely due to a slightly lower volume of purchases versus the volume calls and maturities that occurred during the first six months coupled with a $399,000 decline in the market value of the total portfolio. The investment portfolio is predominately high quality interest-bearing bonds with defined maturity dates backed by the U.S. Government or Government sponsored agencies. The unrealized losses at June 30, 2005 and December 31, 2004 are price changes resulting from changes in the interest rate environment and are not considered to be other than temporary declines in the value of the securities. Their fair value is expected to recover as the bonds approach their maturity date and/or market conditions improve. Additional details on investment activities can be found in the Consolidated Statements of Cash Flows.

         Total loans at June 30, 2005 were $326.1 million compared to $324.9 million at December 31, 2004, an increase of nearly $1.2 million. This increase is largely due to loan growth in the Company's West Virginia market which has been partially offset by net loan pay-offs and continuing collections at Farmers Deposit Bank plus the charge-off of $1.2 million of uncollectible loans across the Company.

         Deposits totaled $444.0 million as of June 30, 2005, a $6.2 million increase from the $437.8 million in deposits at December 31, 2004. The increase is largely due to interest bearing deposit growth at most all of the Company's affiliate banks. Partially offsetting this increase in deposits was a $1.5 million decline in federal funds purchased. These short-term overnight borrowings were no longer needed for funding purposes due to the growth in deposit balances. Federal funds purchased are used as a short-term solution for liquidity needs.

         Federal Home Loan Bank advances declined by $430,000 in the first six months of 2005 due to regularly scheduled principal payments. Other borrowed funds decreased by $800,000 since December 31, 2004, as the Company fully repaid its bank debt in March 2005. See Note 7 to the consolidated financial statements for additional information on the Company's outstanding subordinated debentures.

         Accrued interest payable declined by $4.8 million since December 31, 2004 as a result of the March 31, 2005 payment of the deferred interest on the Company's junior subordinated debentures (see Note 7 to the consolidated financial statements.)

The following table sets forth information with respect to the Company's nonperforming assets at June 30, 2005 and December 31, 2004.

                                                                   (In Thousands)
                                                             2005                 2004
                                                             ----                 ----
Non-accrual loans                                       $        6,206        $      6,847
Accruing loans which are contractually
   past due 90 days or more                                        676                 739
Restructured                                                       509                 238
                                                        --------------        ------------
     Total non-performing loans                                  7,391               7,824
Other real estate acquired through
    foreclosure                                                  2,345               2,247
                                                        --------------        ------------
     Total non-performing assets                        $        9,736        $     10,071
                                                        ==============        ============

Non-performing loans as a percentage
      of total loans                                           2.27%                 2.41%

Non-performing assets as a percentage
     of total assets                                           1.81%                 1.87%

         Total non-performing loans and non-performing assets have decreased since year-end due to continuing collection efforts and charge-offs at Farmers Deposit Bank as well as maintaining the improved credit quality at the Company's other affiliate banks. Non-accrual loans decreased by $641,000 as rehabilitated loans and loans transferred to OREO more than offset newly deteriorating loans placed on non-accrual. While non-accrual loans decreased, accruing loans past due 90 days or more also decreased by $63,000. A significant effort has been placed on reviews of loan files, efforts by lenders to bring borrowers current with the terms of their loan agreements and the sale of OREO properties. As in the past, when these plans are executed, Premier may experience increases in non-performing loans and non-performing assets. Furthermore, any resulting increases in loans placed on non-accrual status will have a negative impact on future loan interest income. Also, as these plans are executed, other loans may be identified that would necessitate additional charge-offs and potentially additional provisions for loan losses.

         The provision for loan losses was $434,000 for the first six months of 2005 compared to $509,000 for the first six months of 2004. The decrease in the provision was made in accordance with Premier's policies regarding management's estimation of probable incurred losses in the loan portfolio and the adequacy of the allowance for loan losses, which are in accordance with accounting principles generally accepted in the United States of America. Management's estimation process indicated that due to loan growth and newly deteriorating loans identified in the normal course of business, provisions for loan losses were warranted. However, these provisions were slightly less in 2005 than in 2004 due to improvements in the estimated overall risk in the loan portfolio. Gross charge-offs totaled $1,210,000 during the first six months of 2005. Any collections on these loans would be presented in future financial statements as recoveries of the amounts charged against the allowance. Recoveries recorded during the first six months of 2005 totaled $319,000. For the quarter ended June 30, 2005, the provision for loan losses was $191,000 compared to $374,000 for the same period of 2004. The allowance for loan losses at June 30, 2005 was 2.74% of total loans as compared to 2.89% at December 31, 2004. The declining percentage of allowance for loan losses to total loans is largely due to growth in the loan portfolio and to the sufficient loan loss reserves allocated to those loans actually charged off during the first six months of 2005.

--------------------------------------------------------------------------------
                                    CONTINUED

                         PREMIER FINANCIAL BANCORP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------


         C.     Critical Accounting Policies

         The Company follows financial accounting and reporting policies that are in accordance with generally accepted accounting principles in the United States of America. These policies are presented in Note 1 to the consolidated audited financial statements in the Company's annual report on Form 10-K for the year ended December 31, 2004. Some of these accounting policies, as discussed below, are considered to be critical accounting policies. Critical accounting policies are those policies that require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company has identified three accounting policies that are critical accounting policies, and an understanding of these policies is necessary to understand the financial statements. These policies relate to determining the adequacy of the allowance for loan losses, the impairment of goodwill, and the valuation of deferred tax assets. A detailed description of these accounting policies is contained in the Company's annual report on Form 10-K for the year ended December 31, 2004. There have been no significant changes in the application of these accounting policies since December 31, 2004.

         Management believes that the judgments, estimates and assumptions used in the preparation of the consolidated financial statements are appropriate given the factual circumstances at the time.

                         PREMIER FINANCIAL BANCORP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------


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

         5. Maintenance of an adequate available-for-sale security portfolio. The Company owns $151.2 million of securities at market value as of June 30, 2005.


         The cash flow statements for the periods presented in the financial statements provide an indication of the Company's sources and uses of cash as well as an indication of the ability of the Company to maintain an adequate level of liquidity.


--------------------------------------------------------------------------------
                                    CONTINUED

                         PREMIER FINANCIAL BANCORP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------


E.       Capital

         At June 30, 2005, total shareholders' equity of $52.3 million was 9.7% of total assets. This compares to total shareholders' equity of $51.0 million or 9.5% of total assets on December 31, 2004.

         Tier I capital totaled $54.0 million at June 30, 2005, which represents a Tier I leverage ratio of 10.4%.

         Book value per share was $10.00 at June 30, 2005, and $9.75 at December 31, 2004. The increase in book value per share was the result of $1,269,000 of comprehensive net income for the first six months of 2005 as net income was partially decreased by the $261,000 after tax decrease in the market value of investment securities available for sale during the first six months.

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


PART II - OTHER INFORMATION

Item 1.    Legal Proceedings
----------------------------

     See information regarding regulatory matters in Note 3 and Note 8 to the consolidated financial statements

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds      None
----------------------------------------------------------------------

Item 3.    Defaults Upon Senior Securities                                  None
------------------------------------------

Item 4.    Submission of Matters to a vote of Security Holders
--------------------------------------------------------------

   (a) Annual meeting of the Shareholders was held June 22, 2005.

   (b) All director nominees were elected.

   (c) Certain matters voted upon at the meeting and the votes cast with respect to such matters are as follows:

      (i) The following were elected as directors of the Company for a term of one year.

          Director               Votes Received               Votes Withheld
   1.  Toney K. Adkins             4,734,182                         7,892
   2.  Hosmer A. Brown, III        4,733,195                         8,879
   3.  Edsel R. Burns              4,733,182                         8,892
   4.  E. V. Holder, Jr.           4,733,195                         8,879
   5.  Keith F. Molihan            4,733,859                         8,215
   6.  Marshall T. Reynolds        4,657,294                        84,780
   7.  Neal Scaggs                 4,734,056                         8,018
   8.  Robert W. Walker            4,733,920                         8,154
   9.  Thomas W. Wright            4,734,182                         7,892

      (ii) Ratification of Crowe Chizek and Company LLC as independent auditors of the Corporation for 2005. Votes for 4,733,401; votes against 6,025; votes abstaining 2,648.


Item 5.    Other Information                                                None
----------------------------

Item 6.    Exhibits
-------------------

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

                         PREMIER FINANCIAL BANCORP, INC.



Date: August 12, 2005                  /s/ Robert W. Walker
                                       ----------------------------------------
                                       Robert W. Walker
                                       President & Chief Executive Officer


Date: August 12, 2005                  /s/ Brien M. Chase
                                       ----------------------------------------
                                       Brien M. Chase
                                       Vice President & Chief Financial Officer