Form 10-Q
period 2005-09-30
PREMIER FINANCIAL BANCORP INC
filed 2005-11-14
CIK 887919

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 0-20908

PREMIER FINANCIAL BANCORP, INC.
(Exact name of registrant as specified in its charter)

Kentucky	61-1206757
(State or other jurisdiction of incorporation organization)	(I.R.S. Employer Identification No.)

2883 Fifth Avenue Huntington, West Virginia	25702
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number (304) 525-1600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes ☑ No ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes☐ No ☑.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes☐ No ☑.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common stock, no par value, - 5,233,897 shares outstanding at October 31, 2005

PREMIER FINANCIAL BANCORP, INC.

PREMIER FINANCIAL BANCORP, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying information has not been audited by independent public accountants; however, in the opinion of management such information reflects all adjustments necessary for a fair presentation of the results for the interim period. All such adjustments are of a normal and recurring nature. Premier Financial Bancorp, Inc.’s (“Premier’s”) accounting and reporting policies are in accordance with accounting principles generally accepted in the United States of America. Certain accounting principles used by Premier involve a significant amount of judgment about future events and require the use of estimates in their application. The following policies are particularly sensitive in terms of judgments and the extent to which estimates are used: allowance for loan losses, the identification and evaluation of impaired loans, the impairment of goodwill, the realization of deferred tax assets and stock based compensation disclosures. These estimates are based on assumptions that may involve significant uncertainty at the time of their use. However, the policies, the estimates and the estimation process as well as the resulting disclosures are periodically reviewed by the Audit Committee of the Board of Directors and material estimates are subject to review as part of the external audit by the independent public accountants.

The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America or those normally made in the registrant’s annual report on Form 10-K. Accordingly, the reader of the Form 10-Q may wish to refer to the registrant’s Form 10-K for the year ended December 31, 2004 for further information in this regard.

3.

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2005 AND DECEMBER 31, 2004
(DOLLARS IN THOUSANDS)

	(UNAUDITED)
	2005	2004
ASSETS
Cash and due from banks	$13,833	$14,474
Federal funds sold	21,550	17,342
Securities available for sale	142,516	153,892
Loans	332,325	324,927
Allowance for loan losses	(8,519)	(9,384)
Net loans	323,806	315,543
Federal Home Loan Bank and Federal Reserve Bank stock	3,028	2,611
Premises and equipment, net	7,246	7,257
Real estate and other property acquired through foreclosure	2,117	2,247
Interest receivable	2,786	2,740
Goodwill	15,816	15,816
Other assets	5,133	5,333
Total assets	$537,831	$537,255

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Non-interest bearing	$64,474	$68,380
Time deposits, $100,000 and over	41,549	40,213
Other interest bearing	336,632	329,205
Total deposits	442,655	437,798
Federal funds purchased	-	1,838
Securities sold under agreements to repurchase	9,321	7,208
Federal Home Loan Bank advances	8,531	9,288
Other borrowed funds	-	800
Notes payable	1,402	1,402
Guaranteed junior subordinated interest debentures	20,876	20,876
Interest payable	718	5,532
Other liabilities	1,239	1,484
Total liabilities	484,742	486,226

Stockholders' equity
Preferred stock, no par value; 1,000,000 shares authorized;
none issued or outstanding	-	-
Common stock, no par value; 10,000,000 shares authorized;
5,233,730 shares issued and outstanding	1,105	1,103
Surplus	43,456	43,445
Retained earnings	9,906	7,008
Accumulated other comprehensive income (loss)	(1,378)	(527)
Total stockholders' equity	53,089	51,029
Total liabilities and stockholders' equity	$537,831	$537,255

See Accompanying Notes to Consolidated Financial Statements
4.

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Interest income
Loans, including fees	$6,000	$5,658	$17,342	$17,249
Securities available for sale
Taxable	1,264	1,134	3,776	3,250
Tax-exempt	23	48	72	182
Federal funds sold and other	176	111	490	251
Total interest income	7,463	6,951	21,680	20,932

Interest expense
Deposits	1,734	1,554	4,860	4,730
Repurchase agreements and other	48	35	126	73
FHLB advances and other borrowings	124	190	393	658
Debentures	502	754	1,626	2,209
Total interest expense	2,408	2,533	7,005	7,670

Net interest income	5,055	4,418	14,675	13,262
Provision for loan losses	(140)	162	294	671
Net interest income after provision for loan losses	5,195	4,256	14,381	12,591

Non-interest income
Service charges	718	647	2,014	1,866
Insurance commissions	14	9	51	45
Securities gains	-	-	-	10
Other	255	228	819	725
	987	884	2,884	2,646
Non-interest expenses
Salaries and employee benefits	2,241	2,211	6,940	6,604
Occupancy and equipment expenses	589	711	1,754	1,726
Outside data processing	424	239	998	785
Professional fees	79	485	458	1,551
Taxes, other than payroll, property and income	71	146	277	436
Write-downs, expenses, sales of other real estate owned, net	(30)	(35)	30	15
Supplies	88	99	280	277
Other expenses	714	627	2,323	1,804
	4,176	4,483	13,060	13,198
Income from continuing operations before income taxes	2,006	657	4,205	2,039
Provision for income taxes	639	209	1,308	635

Income from continuing operations	1,367	448	2,897	1,404

Discontinued operation
Income from operation and gain on sale of discontinued component	-	6,664	-	6,668
Provision (benefit) for income taxes	-	1,934	-	1,934
Income (loss) from discontinued operation	-	4,730	-	4,734

Net income	$1,367	$5,178	$2,897	$6,138

(continued)
5.

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (continued)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Weighted average shares outstanding:
Basic	5,233	5,232	5,233	5,232
Diluted	5,253	5,237	5,245	5,235

Earnings per share from continuing operations:
Basic	$0.26	$0.09	$0.55	$0.27
Diluted	0.26	0.09	0.55	0.27

Earnings (loss) per share from discontinued operation:
Basic	$0.00	$0.90	$0.00	$0.90
Diluted	0.00	0.90	0.00	0.90

Net earnings per share:
Basic	$0.26	$0.99	$0.55	$1.17
Diluted	0.26	0.99	0.55	1.17

See Accompanying Notes to Consolidated Financial Statements
6.

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income	$1,367	$5,178	$2,897	$6,138

Other comprehensive income (loss):
Unrealized gains and (losses) arising during the period	(894)	2,067	(1,289)	(785)
Reclassification of realized amount	-	-	-	(10)
Net change in unrealized gain (loss) on securities	(894)	2,067	(1,289)	(795)
Less tax impact	(304)	703	(438)	(270)
Other comprehensive income (loss):	(590)	1,364	(851)	(525)

Comprehensive income (loss)	$777	$6,542	$2,046	$5,613

See Accompanying Notes to Consolidated Financial Statements
7.

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	2005	2004
Cash flows from continuing operating activities
Income from continuing operations	$2,897	$1,404
Adjustments to reconcile income to net cash from continuing operating activities
Depreciation and impairment of real estate	737	846
Provision for loan losses	294	671
Amortization, net	193	396
FHLB stock dividends	(81)	(67)
Investment securities losses (gains), net	-	(10)
OREO writedowns (gains on sales), net	3	(76)
Changes in :
Interest receivable	(46)	509
Other assets	643	3,743
Interest payable	(4,814)	2,321
Other liabilities	(244)	734
Net cash from continuing operating activities	(418)	10,471

Cash flows from continuing investing activities
Purchases of securities available for sale	(14,528)	(56,712)
Proceeds from sales of securities available for sale	-	414
Proceeds from maturities and calls of securities available for sale	24,417	47,923
Purchase of FHLB stock, net of redemptions	(336)	(14)
Proceeds from sale of subsidiary	-	14,311
Net change in federal funds sold	(4,208)	(13,053)
Net change in loans	(9,725)	(790)
Purchases of premises and equipment, net	(726)	(399)
Proceeds from sale of other real estate acquired through foreclosure	1,295	4,167
Net cash from continuing investing activities	(3,811)	(4,153)

Cash flows from continuing financing activities
Net change in deposits	4,857	(8,931)
Repayment of Federal Home Loan Bank advances	(757)	(1,210)
Repayment of other borrowed funds	(800)	(5,250)
Proceeds from stock option exercises	13	-
Net change in federal funds purchased	(1,838)	-
Net change in agreements to repurchase securities	2,113	7,187
Net cash from (used in) continuing financing activities	3,588	(8,204)

Net change in cash and cash equivalents from continuing activities	(641)	(1,886)

Cash and cash equivalents of continuing operations at beginning of period	14,474	16,422

Cash and cash equivalents of continuing operations at end of period	$13,833	$14,536

See Accompanying Notes to Consolidated Financial Statements
8.

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(IN THOUSANDS)
(UNAUDITED)

	2005	2004
Supplemental disclosures of cash flow information:
Cash paid during period for interest	$11,819	$5,349

Loans transferred to real estate acquired through foreclosure	1,168	2,335

Net change in cash and cash equivalents of discontinued operation	-	(5,306)

See Accompanying Notes to Consolidated Financial Statements
9.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, TABLES IN THOUSANDS)

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Premier Financial Bancorp, Inc. (the Company) and its wholly owned subsidiaries:

				September 30, 2005
		Year	Total	Net Income
Subsidiary	Location	Acquired	Assets	Qtr	Nine Mo.
Citizens Deposit Bank & Trust	Vanceburg, Kentucky	1991	$116,403	$519	$1,209
Farmers Deposit Bank	Eminence, Kentucky	1996	82,365	10	(18)
Ohio River Bank	Ironton, Ohio	1998	84,297	209	594
First Central Bank, Inc.	Philippi, West Virginia	1998	96,792	423	1,007
Boone County Bank, Inc.	Madison, West Virginia	1998	154,322	655	1,815
Mt. Vernon Financial Holdings, Inc.	Huntington, West Virginia	1999	1,963	50	(23)

The Company also has a data processing subsidiary, Premier Data Services, Inc. which has phased out its operations, and the PFBI Capital Trust subsidiary as discussed in Note 7. In accordance with FASB Interpretation No. 46, the Trust is no longer consolidated with the Company. All other intercompany transactions and balances have been eliminated.

The Company maintains Employee Stock Ownership Incentive Plans (the Plans) whereby certain employees of the Company are eligible to receive incentive stock options. The Plans are accounted for in accordance with Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. Pursuant to the Plans, a maximum of 600,000 shares of the Company’s common stock may be issued through the exercise of these incentive stock options. The option price is the fair market value of the Company’s shares at the date of the grant. The options are exercisable within ten years from the date of grant.

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

(continued)
10.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, TABLES IN THOUSANDS EXCEPT PER SHARE DATA)

NOTE 1 - BASIS OF PRESENTATION - (continued)

	Three Months Ended		Nine Months Ended
	September 30		September 30,
	2005	2004	2005	2004
Income from continuing operations	$1,367	$448	$2,897	$1,404
Deduct: Stock-based compensation expense determined under fair value based method	(15)	(11)	(46)	(31)
Pro forma income	$1,352	$437	$2,851	$1,373

Basic earnings per share from continuing operations	$0.26	$0.09	$0.55	$0.27
Pro forma basic earnings per share	0.26	0.09	0.55	0.26

Diluted earnings per share from continuing operations	$0.26	$0.09	$0.55	$0.27
Pro forma diluted earnings per share	0.26	0.09	0.55	0.26

On January 19, 2005, 35,000 incentive stock options were granted out of the 2002 Plan at an exercise price of $11.62. These options vest in three equal annual installments ending on January 19, 2008. On February 18, 2004, 28,200 incentive stock options were granted out of the 2002 Plan at an exercise price of $9.30. These options vest in three equal annual installments ending on February 18, 2007. On January 15, 2003, 28,650 incentive stock options were granted out of the 2002 Plan at an exercise price of $7.96. These options vest in three equal annual installments ending on January 15, 2006. Proforma stock-compensation expense is being amortized over each of the three-year vesting periods. There were no options granted during 2002. See Note 9 for additional information regarding the negative impact on future net income should the Company choose to grant additional options.
The pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date.

	2005	2004
Risk-free interest rate	3.70%	3.15%
Expected option life (yrs)	5.00	5.00
Expected stock price volatility	0.25	0.25
Dividend yield	0.00%	0.00%
Weighted average fair value of options granted during the year	$3.48	$2.64

(continued)
11.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, TABLES IN THOUSANDS)

NOTE 2 - DISCONTINUED OPERATIONS

In the fourth quarter of 2003, the Company adopted and began to implement a plan to sell its subsidiary Citizens Bank (Kentucky), Inc. (“Citizens Bank”) located in Georgetown, Kentucky. On February 13, 2004, the Company announced that it had signed a definitive agreement to sell Citizens Bank in a cash transaction valued at approximately $14,500,000. The sale was completed on July 1, 2004 and resulted in a gain of $6,664,000. In accordance with Financial Accounting Standard 144, “Accounting for the Impairment or Disposal of Long-lived Assets”, which became effective for the Company on January 1, 2002, the financial position and results of operations of Citizens Bank are removed from the detail line items in the Company’s financial statements and presented separately as “discontinued operations.”

A condensed statement of operations for Citizens Bank follows (in thousands):

	For the Three Months Ended Sept 30, 2004	For the Nine Months Ended Sept 30, 2004
Interest income	$-	$2,021
Interest expense	-	732
Net interest income	-	1,289
Provision for loan losses	-	-
Non-interest income	-	434
Gain on sale of subsidiary	6,664	6,664
Non-interest expense	-	1,719
Income tax (benefit)	1,934	1,934
Net income (loss)	$4,730	$4,734

(continued)
12.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, TABLES IN THOUSANDS)

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

Subsequently, on January 29, 2003, the Company entered into a written agreement with the FRB which supercedes and rescinds all previous agreements between the Company and the FRB. Among the provisions of the agreement were the continuation of the restriction on the Company’s payment of dividends on its common stock without the express written consent of the FRB and the continuation of the restriction on the Company’s payment of quarterly distributions on its Trust Preferred Securities without the express written consent of the FRB. Among other provisions, the agreement required the Company to retain an independent consultant to review its management, directorate and organizational structure, adopt a management plan responsive to such consultant's report, update its management succession plan in accordance with any recommendations in such consultant's report, monitor its subsidiary banks' compliance with bank policies and loan review programs, conduct formal quarterly reviews of its subsidiary Banks' allowances for loan losses, maintain sufficient capital, submit a plan to the FRB for improving consolidated earnings over a three-year period, and submit to the FRB annual projections of planned sources and uses of the Company's cash, including a plan to service its outstanding debt and trust preferred securities.

The Company’s compliance with the written agreement is being monitored by a committee which consists of three of its outside directors. As of September 30, 2005, management believes the Company is operating in compliance with the provisions of the written agreement.

On December 22, 2003, the Company’s subsidiary Farmers Deposit Bank - Eminence, Kentucky (the Bank), was issued a Cease and Desist order (Order) by the Federal Deposit Insurance Corporation (FDIC) and the Kentucky Department of Financial Institutions (KDFI) [collectively referred to as “Supervisory Authorities”] related to activities of the bank’s former president. The Order, effective January 1, 2004, requires the Bank to cease and desist from the following:
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

(continued)
13.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, TABLES IN THOUSANDS)

NOTE 3 - REGULATORY MATTERS (continued)

(f)	Operating with inadequate provisions for liquidity and funds management;
(g)	Operating with disregard of routine and controls policies;
(h)	Operating in such a manner as to produce operating losses; and
(i)	Violating laws and/or regulations cited in the most recent Report of Examination issued by the FDIC (“Report”).

The Order also outlined a number of steps to be taken by the Bank which are designed to remedy and/or prevent the reoccurrence of the items listed in the Order. These include 1) retaining qualified management and increasing the involvement of the Bank’s Board of Directors (“Board”); 2) developing and submitting to the Supervisory Authorities a capital plan that maintains the Bank’s Tier I Leverage Ratio above a minimum 5.0% and increases that ratio to 8.0% by December 31, 2004; 3) restricting the payment of cash dividends; 4) requiring the Board to review the adequacy of the allowance for loan losses at least quarterly; 5) requiring the Bank to charge-off certain loans listed in the Report; 6) reviewing the system of internal loan review and system for assigning loan risk grades as well as revising the Bank’s lending policies to address items of criticism contained in the Report; 7) developing written plans for reducing and/or improving the level of adversely classified loans and correcting documentation exceptions on certain loans detailed in the Report; 8) generally prohibiting additional lending to borrowers who currently have uncollected adversely classified loans; 9) submitting an annual budget to the Supervisory Authorities outlining goals and strategies for improving and sustaining the earnings of the Bank; 10) adopting and implementing a policy for operating the Bank with adequate internal controls consistent with safe and sound banking practices and developing an internal audit program to ensure the integrity of these controls; 11) adopting and implementing a liquidity and funds management policy; and 12) providing notice of the Order to shareholders. The Bank is required to provide quarterly progress updates to the Supervisory Authorities.

The full text of the Order is available on the FDIC website at www.fdic.gov or by calling the FDIC Public Information Center at (877) 275-3342.

In accordance with the Order, the Company contributed additional capital to Farmers Deposit Bank to ensure a 5.00% leverage ratio at December 31, 2003. The Company also submitted to the Supervisory Authorities a written capital restoration plan that incrementally increased the Bank’s Tier I Leverage Ratio to 8.00% at December 31, 2004 as required. The Company met all of the targets specified in the capital restoration plan and at December 31, 2004, the Tier I Leverage Ratio of the Bank was 9.45%. At September 30, 2005, the Bank’s Tier I Leverage Ratio was 10.18%. The Company also believes the Bank is in compliance with all of the other provisions of the Order.

(continued)
14.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, TABLES IN THOUSANDS)

NOTE 4 -SECURITIES

Amortized cost and fair value of investment securities, by category, at September 30, 2005 are summarized as follows:
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
U. S. Treasury securities	$982	$-	$(7)	$975
U. S. agency securities	103,720	5	(1,684)	102,041
Obligations of states and political subdivisions	2,469	44	(2)	2,511
Mortgage-backed securities	37,408	5	(449)	36,964
Corporate securities	25	-	-	25
Total available for sale	$144,604	$54	$(2,142)	$142,516

Amortized cost and fair value of investment securities, by category, at December 31, 2004 are summarized as follows:
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
U. S. Treasury securities	$250	$-	$-	$250
U. S. agency securities	116,427	127	(1,040)	115,514
Obligations of states and political subdivisions	2,661	90	-	2,751
Mortgage-backed securities	34,921	171	(150)	34,942
Corporate securities	428	7	-	435
Total available for sale	$154,687	$395	$(1,190)	$153,892

The investment portfolio is predominately high quality interest-bearing bonds with defined maturity dates backed by the U.S. Government or Government sponsored agencies. The unrealized losses at September 30, 2005 and December 31, 2004 are price changes resulting from changes in the interest rate environment and are not considered to be other than temporary declines in the value of the securities. Their fair value is expected to recover as the bonds approach their maturity date and/or market conditions improve.

(continued)
15.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, TABLES IN THOUSANDS)

NOTE 4- SECURITIES (continued)

Securities with unrealized losses at September 30, 2005 aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. treasury securities	$975	$(7)	$-	$-	$975	$(7)
U.S. agency securities	44,417	(662)	55,619	(1,022)	100,036	(1,684)
Obligations of states and political subdivisions	348	(2)	-	-	348	(2)
Mortgage-backed securities	29,972	(318)	4,481	(131)	34,453	(449)

Total temporarily impaired	$75,712	$(989)	$60,100	$(1,153)	$135,812	$(2,142)

Securities with unrealized losses at December 31, 2004 aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. agency securities	$93,557	$(959)	$3,928	$(81)	$97,485	$(1,040)
Mortgage-backed securities	13,099	(54)	5,284	(96)	18,383	(150)

Total temporarily impaired	$106,656	$(1,013)	$9,212	$(177)	$115,868	$(1,190)

NOTE 5 - LOANS

Major classifications of loans at September 30, 2005 and December 31, 2004 are summarized as follows:
	2005	2004
Commercial, secured by real estate	$99,165	$101,567
Commercial, other	42,640	40,923
Real estate construction	9,252	5,906
Residential real estate	131,386	128,243
Agricultural	2,370	2,380
Consumer and home equity	43,457	44,470
Other	4,055	1,438
	$332,325	$324,927

(continued)
16.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, TABLES IN THOUSANDS)

NOTE 5- LOANS (continued)

The following table sets forth information with respect to the Company’s impaired loans at September 30, 2005 and December 31, 2004.
	2005	2004
Impaired loans at period end with an allowance	$8,789	$12,918
Impaired loan at period end with no allowance	-	263
Amount of allowance for loan losses allocated	2,123	2,915

The following table sets forth information with respect to the Company’s nonperforming loans at September 30, 2005 and December 31, 2004.
	2005	2004
Non-accrual loans	$5,116	$6,847
Accruing loans which are contractually past due 90 days or more	672	739
Restructured loans	515	238
Total	$6,303	$7,824

NOTE 6 - ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for the three and nine months ended September 30, 2005 and 2004 are as follows:
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Balance, beginning of period	$8,927	$9,550	$9,384	$14,300
Gross charge-offs	(417)	(791)	(1,627)	(6,576)
Recoveries	149	265	468	791
Provision for loan losses	(140)	162	294	671
Balance, end of period	$8,519	$9,186	$8,519	$9,186

(continued)
17.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, TABLES IN THOUSANDS)

NOTE 7- GUARANTEED JUNIOR SUBORDINATED INTEREST DEBENTURES

On June 9, 1997, PFBI Capital Trust (Trust), a statutory business trust created under Delaware law, issued $28,750,000 of 9.750% Preferred Securities (“Preferred Securities” or “Trust Preferred Securities”) with a stated value and liquidation preference of $25 per share. The Trust’s obligations under the Preferred Securities issued are fully and unconditionally guaranteed by the Company. The proceeds from the sale of the Preferred Securities of the Trust, as well as the proceeds from the issuance of common securities to the Company, were utilized by the Trust to invest in $29,639,000 of 9.750% Junior Subordinated Deferrable Interest Debentures (the “Debentures”) of the Company. The Debentures, which mature on June 30, 2027 are unsecured obligations and rank subordinate and junior to the right of payment to all senior indebtedness, liabilities and obligations of the Company. The Debentures represent the sole assets of the Trust. Distributions on the Preferred Securities are payable at an annual rate of 9.750% of the stated liquidation amount of $25 per Preferred Security, payable quarterly. Cash distributions on the Preferred Securities are made to the extent interest on the Debentures is received by the Trust. In the event of certain changes or amendments to regulatory requirements or federal tax rules, the Debentures are redeemable in whole. Otherwise, the Debentures are generally redeemable by the Company in whole or in part on or after June 30, 2002 at 100% of the liquidation amount. Proceeds from any redemption of the Debentures would cause a mandatory redemption of the Preferred Securities and the common securities having an aggregate liquidation amount equal to the principal amount of the Debentures redeemed. Debt issuance costs of $1,478,000 have been capitalized by the Trust and are being amortized over the life of the debenture.

A portion of the Preferred Securities issued by the Trust qualify as Tier 1 capital for the Company under the Federal Reserve Board’s regulatory framework. The Federal Reserve Board recently re-evaluated whether trust preferred securities would continue to qualify as Tier 1 capital due to deconsolidation of the related trust preferred entity. Its conclusion, issued in a press release on March 1, 2005, was to continue to permit trust preferred securities to qualify as Tier I capital with certain restrictions phased in over five-years. Once completely phased-in, the dollar amount of trust preferred securities that will qualify as Tier I capital will be limited to 25% of equity based Tier I capital net of goodwill. As of September 30, 2005, $18,156,000 of the Preferred Securities was included in the Company’s Tier I capital. Had the Federal Reserve Board’s new limitations been completely phased in at September 30, 2005, the amount of Preferred Securities includable in the Company’s Tier I capital would have been limited to $12,884,000.

As previously disclosed, pursuant to an agreement entered into with the Federal Reserve Bank of Cleveland (FRB) described in Note 3 the Company is required to request approval for the payment of distributions due on the Debentures and Trust Preferred Securities. As part of a Debt Reduction and Profitability plan presented on January 6, 2003, the Company requested and received approval from the FRB to redeem $3,000,000 of the $28,750,000 outstanding Debentures and Trust Preferred Securities. Thus, on February 24, 2003, the Company announced its plans to redeem $3,000,000 (120,000 shares) of the 9.750% Trust Preferred Securities as of March 31, 2003. The FRB denied the Company’s requests to make further distributions on the remaining Debentures and Trust Preferred Securities.

(continued)
18.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, TABLES IN THOUSANDS)

NOTE 7 - GUARANTEED JUNIOR SUBORDINATED INTEREST DEBENTURES (continued)

During 2004, the Company requested and received approval from the FRB to redeem $4,500,000 (180,000 shares) on October 15, 2004 and an additional $1,000,000 (40,000 shares) on December 31, 2004. In conjunction with the fourth quarter 2004 redemptions, an additional $170,000 of the junior subordinated debenture was redeemed. The amount represents an equivalent percentage redemption of the Company’s equity investment in the Trust.

Premier exercised its right to defer the payment of interest on the 9.750% Trust Preferred Securities for the quarter ending December 31, 2002 and all subsequent quarters through December 31, 2004, and for an indefinite period, which could be no longer than 20 consecutive quarterly periods. These deferred distributions accrued interest at an annual rate of 9.750%. In March 2005, Premier received approval from the FRB to pay the first quarter 2005 current distribution and all prior deferred distributions. The payment was disbursed on March 31, 2005 to shareholders of record on March 15, 2005. The accrued interest on the deferred distributions was also paid when the deferred distributions were paid on March 31, 2005. The FRB has also approved the payment of current distributions due through September 30, 2005. Although the FRB has approved the payment of the deferred and current distributions through September 30, 2005, Premier is still bound by the Written Agreement and will be required to request the FRB’s approval to pay future distributions. No assurance can be given that the FRB will grant such approval.

NOTE 8 - STOCKHOLDERS’ EQUITY AND REGULATORY MATTERS

The Company’s principal source of funds for dividend payments to shareholders is dividends received from the subsidiary Banks. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, as defined, combined with the retained net profits of the preceding two years, subject to the capital requirements and additional restrictions as discussed below. During 2005, the Banks could, without prior approval, declare dividends of approximately $956,000 plus any 2005 net profits retained to the date of the dividend declaration.

The Company and the subsidiary Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Banks must meet specific guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.

(continued)
19.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, TABLES IN THOUSANDS)

NOTE 8 - STOCKHOLDERS’ EQUITY AND REGULATORY MATTERS (continued)

These quantitative measures established by regulation to ensure capital adequacy require the Company and Banks to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of September 30, 2005, that the Company and the Banks meet all quantitative capital adequacy requirements to which they are subject.

Shown below is a summary of regulatory capital ratios for the Company:
	Sept 30, 2005	December 31, 2004	Regulatory Minimum Requirements	To Be Considered Well Capitalized
Tier I Capital (to Risk-Weighted Assets)	17.9%	16.6%	4.0%	6.0%
Total Capital (to Risk-Weighted Assets)	19.8%	18.9%	8.0%	10.0%
Tier I Capital (to Average Assets)	10.8%	9.7%	4.0%	5.0%

The capital amounts and classifications are also subject to qualitative judgments by the regulators. As a result of these qualitative judgments, the Company and one of the Company’s subsidiaries have entered into agreements with the applicable regulatory authorities which provide for additional restrictions on their respective capital levels and the payment of dividends. The Company entered into an agreement with the Federal Reserve Bank of Cleveland (FRB), as discussed in Note 3, restricting the Company from declaring or paying dividends without prior approval from the FRB. An additional provision of this agreement requires prior approval from the FRB before the Company increases its borrowings or incurs any debt. This agreement is in effect until terminated by the FRB.

Effective January 1, 2004, Farmers Deposit Bank (Farmers Deposit) was issued a C&D order by the FDIC and the Kentucky Department of Financial Institutions (KDFI), as discussed in Note 3, restricting Farmers Deposit from declaring or paying dividends, without prior approval, if its Tier I capital to average assets falls below 8.00%. The order also required Farmers Deposit to maintain a minimum 5.0% Tier I capital to average assets ratio and submit a written capital restoration plan to increase the ratio to 8.0% by December 31, 2004. This order is in effect until terminated by the KDFI and FDIC. Farmers Deposit’s Tier I capital to average assets was 10.18% at September 30, 2005.

As of September 30, 2005, the most recent notification from the FRB categorized the Company and its subsidiary Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum Total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the preceding table. There are no conditions or events since that notification that management believes have changed the Company’s category.

(continued)
20.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, TABLES IN THOUSANDS)

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

21.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2005

Item 2. Management’s Discussion and Analysisof Financial Condition and Results of Operations

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

A. Results of Operations

A financial institution’s primary sources of revenue are generated by interest income on loans, investments and other earning assets, while its major expenses are produced by the funding of these assets with interest bearing liabilities. Effective management of these sources and uses of funds is essential in attaining a financial institution’s optimal profitability while maintaining a minimum amount of interest rate risk and credit risk.

The following narrative discusses the continuing operations of the Company. As more fully explained in Note 2 to the consolidated financial statements above, the narrative excludes the discontinued operations of Premier’s subsidiary Citizens Bank (Kentucky), Inc. On February 13, 2004, Premier signed a definitive agreement to sell the subsidiary for $14,500,000 in cash. The sale was completed on July 1, 2004.

Income from continuing operations for the nine months ended September 30, 2005 was $2,897,000, or 55 cents per share, compared to income from continuing operations of $1,404,000, or $0.27 per share for the nine months ended September 30, 2004. The increase in income reported for 2005 was primarily the result of higher interest income, lower interest expense, negative provisions for loan losses, and lower professional fees. These increases in profitability were only partially offset by higher staff costs, higher outside data processing costs and one-time expenses related to Premier’s conversion to an outsourced data and item processing provider. For the three months ended September 30, 2005, income from continuing operations was $1,367,000, or 26 cents per share, compared to income from continuing operations of $448,000 or $0.09 per share for the three months ended September 30, 2004. The increase in income reported for 2005 was again largely due to higher interest income (primarily on loans), lower interest expense, negative provisions for loan losses, and lower professional fees. These improvements in profitability were was only partially offset by higher outside data processing costs.

22.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2005

Net interest income for the nine months ending September 30, 2005 totaled $14.68 million, up 10.7% from the $13.26 million of net interest income earned in the first nine months of 2004. Interest income in 2005 increased by $748,000 or 3.6%, $655,000 due to higher interest rates earned on investments and federal funds sold, and an increase in year-to-date average total investments. Interest income on loans increased by $93,000, largely due to rising interest rates on floating rate loans and in increase total loans outstanding. Interest expense declined in total by $665,000 in 2005 compared to 2004. Savings of $265,000 were realized due to the paydown and payoff of FHLB advances and other borrowings which occurred in the second half of 2004. Additional interest savings of $583,000 were realized due to the early redemption of $5.5 million of Premier’s 9.750% trust preferred securities in the fourth quarter of 2004 and the $5.0 million payment of deferred distributions on the trust preferred securities on March 31, 2005. The deferred distributions also bore a rate of 9.750% during the deferral period. (See Note 7 to the consolidated financial statements). As a result of the interest savings and the increase in interest income, the net interest margin for the nine months ending September 30, 2005 increased to 3.93% compared to 3.55% for the same period in 2004.

Net interest income for the quarter ending September 30, 2005 totaled $5.06 million, up from the $4.42 million of net interest income earned in the third quarter of 2004. Interest income increased by $512,000 in 2005, again due to higher interest rates earned on investments and federal funds sold, although investments balances outstanding have declined. Interest income on loans increased by $342,000 or 6.0% as the higher volume of loans was complimented by rising yields on floating rate loans. Interest expense declined by $125,000 in 2005 largely due to savings from the paydown of other borrowings, the early redemption of trust preferred securities and the payment of deferred distributions described above. These savings have been somewhat offset by a $180,000 increase in interest expense on deposits as increased interest rates have resulted in higher rates paid to attract and retain deposits. As a result of the interest savings and the increase in interest income, the net interest margin for the three months ending September 30, 2005 was approximately 4.06 % compared to 3.53% for the same three month period in 2004.

Non-interest income increased to $2,884,000 for the first nine months of 2005 compared to $2,646,000 for the first nine months of 2004. Excluding the $10,000 of securities gains realized in 2004, non-interest income increased $248,000 or 9.4% in the first nine months of 2005. Service charges on deposit accounts increased by $148,000 or 7.9% due to increases in fee rates and the volume of deposit customers. Other non-interest income increased by $94,000 or 13.0%, largely due to increases in other sources of banking income such as revenue from checkbook sales and ATM/debit card fees. For the quarter ending September 30, 2005, non-interest income increased $103,000 to $987,000 compared to $884,000 for the third quarter of 2004. The increase is primarily due to a 10.8% or $71,000 increase in revenue from service charges on deposit accounts.

23.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2005

Non-interest expenses for the first nine months of 2005 totaled $13,060,000 or 3.24% of average assets of continuing operations on an annualized basis compared to $13,198,000 or 3.22% of average assets of continuing operations for the same period of 2004. Non-interest expense in the first nine months of 2005 includes two one-time events that are nearly offsetting. Professional fee expense includes $148,000 of reimbursed legal fees from an insurance settlement in the first quarter. Other expenses include a $140,000 loss on the disposition of a bond servicing department at one of the Company’s affiliate banks in the first quarter. The increase in non-interest expense is largely due to an increase in staff costs, occupancy expense and outside data processing expenses plus one-time expenses to convert Premier’s data systems to an outsourced provider. Staff costs increased $336,000 in 2005 due to normal salary and benefit increases plus the cost of hiring additional staff at the parent company to oversee the data processing conversion and to transfer internal audits to an in-house function. Occupancy costs increased due to the opening of a new location in 2005 plus a general increase in property taxes and property and casualty insurance. Included in other expenses are $438,000 of one-time expenses to convert Premier’s in-house data processing to an outsourced provider, including the expensing of the remaining in-house data processing equipment. The increase in other expenses also includes the $140,000 loss on disposition described above. These additional expenses were partially offset by a $159,000 decrease in taxes other than payroll, property and income and a $1,093,000 decrease in professional fees. In addition to the legal fee reimbursement described above, professional fees declined due to reduced activity in the first nine months of 2005 related to the previously announced closed SEC investigation (as disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2004) and due to lower audit costs partially due to performing internal audits by employees rather than outsourcing.

Non-interest expenses for the third quarter of 2005 totaled $4,176,000 or 3.11% of average assets of continuing operations on an annualized basis compared to $4,483,000 or 3.27% of average assets of continuing operations for the same period of 2004. The decrease in non-interest expense is again largely due to a $406,000 decrease in professional fees, a $75,000 decrease in taxes other than payroll, property and income and a $122,000 decrease in occupancy and equipment expense. The decrease in occupancy expense relates to a $165,000 impairment writedown on facilities listed for sale included in occupancy expense in 2004. These expense decreases more than offset a $30,000 increase in staff costs resulting from normal salary and benefit increases plus the cost of hiring additional staff at the parent company, a $185,000 increase in outside data processing costs due to outsourcing the functions and an $87,000 increase in other expenses largely due to $58,000 of conversion expenses recorded in the third quarter of 2005.

Beginning in late 2004 and continuing through July 2005, Premier’s subsidiary banks were converted to a third-party data processing and item processing provider. Expenses related to training and data conversion were expensed as incurred, primarily in the second quarter of 2005. Expenditures for software licenses and new equipment are capitalized and expensed over time in accordance with the Company’s fixed asset policy. While there are some short-term costs to convert, the Company believes the long-term operating synergies should more than offset these costs as it will be able to take advantage of emerging technologies in information and item processing, now and in the years to come.

Income tax expense was $1,308,000 for the first nine months of 2005 compared to $635,000 for the first nine months of 2004. The increase in income tax expense can be primarily attributed to the increase in pre-tax income detailed above. The effective tax rate for the nine months ended September 30, 2005 was 31.1%, compared to the 31.1% effective tax rate for the same period in 2004. Income tax expense for the quarter ending September 30, 2005 was $639,000 (31.9% effective tax rate) compared to $209,000 (31.8% effective tax rate) for the same period of 2004.

The annualized returns from continuing operations on shareholders’ equity and on average assets were approximately 7.46% and 0.72% for the nine months ended September 30, 2005 compared to 3.97% and 0.34% for the same period in 2004. For the quarter ended September 30, 2005, annualized returns from continuing operations on shareholders’ equity and on average assets were approximately 10.42% and 1.02%, respectively.

24.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2005

B. Financial Position

Total assets at September 30, 2005 increased $0.5 million to $537.8 million from the $537.3 million at December 31, 2004. While total assets remained relatively unchanged, the changes in the detailed components of the balance sheet are described below.

Earning assets increased to $499.8 million at September 30, 2005 from the $499.0 million at December 31, 2004, an increase of $0.8 million, or 0.2%. The increase was largely due to an increase in loans outstanding and federal funds sold with a corresponding decrease in the securities portfolio (see below).

Cash and due from banks at September 30, 2005 was $13.8 million, a slight decrease from the $14.5 million at December 31, 2004. Federal funds sold increased to $21.6 million from the $17.3 million reported at December 31, 2004. Changes in these two highly liquid assets are generally in response to demand for deposit withdrawals or the funding of loans and are part of Premier’s management of its liquidity and interest rate risks. This increase in federal funds sold is in response to future short-term loan funding needs as proceeds from maturing investments were not reinvested but held in federal funds sold.

Securities available for sale totaled $142.5 million at September 30, 2005, a $11.4 million decrease from the $153.9 million at December 31, 2004. The decline was largely due to a lower volume of purchases versus the volume of calls and maturities that occurred during the first nine months coupled with a $1,289,000 decline in the market value of the total portfolio. To provide funding for new loans and anticipated new loans in the short-term future, maturing investments were not renewed. The investment portfolio is predominately high quality interest-bearing bonds with defined maturity dates backed by the U.S. Government or Government sponsored agencies. The unrealized losses at September 30, 2005 and December 31, 2004 are price changes resulting from changes in the interest rate environment and are not considered to be other than temporary declines in the value of the securities. Their fair value is expected to recover as the bonds approach their maturity date and/or market conditions improve. Additional details on investment activities can be found in the Consolidated Statements of Cash Flows.

Total loans at September 30, 2005 were $332.3 million compared to $324.9 million at December 31, 2004, an increase of nearly $7.4 million. This increase is largely due to loan growth in the Company’s West Virginia market (up $9.9 million since December 31, 2004) which has been partially offset by net loan pay-offs and continuing collections at Farmers Deposit Bank plus the charge-off of $1.6 million of uncollectible loans across the Company.

Deposits totaled $442.7 million as of September 30, 2005, a $4.9 million increase from the $437.8 million in deposits at December 31, 2004. The increase is largely due to interest bearing deposit growth at most all of the Company’s affiliate banks. Repurchase agreements with corporate and public entity customers increased $2.1 million to $9.3 million as of September 30, 2005. Partially offsetting these increases was a $1.8 million decline in federal funds purchased. These short-term overnight borrowings were no longer needed for funding purposes due to the growth in deposit balances and repurchase agreements. Federal funds purchased are used as a short-term solution for liquidity needs.

25.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2005

    Federal Home Loan Bank advances declined by $757,000 in the first nine months of 2005 due to regularly scheduled principal payments. Other borrowed funds decreased by $800,000 since December 31, 2004, as the Company fully repaid its bank debt in March 2005. See Note 7 to the consolidated financial statements for additional information on the Company’s outstanding subordinated debentures.

Accrued interest payable declined by $4.8 million since December 31, 2004 as a result of the March 31, 2005 payment of the deferred interest on the Company’s junior subordinated debentures (see Note 7 to the consolidated financial statements.)

The following table sets forth information with respect to the Company’s nonperforming assets at September 30, 2005 and December 31, 2004.

	(In Thousands)
	2005	2004
Non-accrual loans	$5,116	$6,847
Accruing loans which are contractually past due 90 days or more	672	739
Restructured	515	238
Total non-performing loans	6,303	7,824
Other real estate acquired through foreclosure	2,117	2,247
Total non-performing assets	$8,420	$10,071

Non-performing loans as a percentage of total loans	1.90%	2.41%

Non-performing assets as a percentage of total assets	1.57%	1.87%

Total non-performing loans and non-performing assets have decreased since year-end due to continuing collection efforts and charge-offs at Farmers Deposit Bank as well as maintaining the improved credit quality at the Company’s other affiliate banks. Non-accrual loans decreased by $1,636,000 as rehabilitated loans and loans transferred to OREO more than offset newly deteriorating loans placed on non-accrual. Loans past due 90 days or more decreased $67,000 also due to collection efforts. A significant effort has been placed on reviews of loan files, efforts by lenders to bring borrowers current with the terms of their loan agreements and the sale of OREO properties. As in the past, when these plans are executed, Premier may experience increases in non-performing loans and non-performing assets. Furthermore, any resulting increases in loans placed on non-accrual status will have a negative impact on future loan interest income. Also, as these plans are executed, other loans may be identified that would necessitate additional charge-offs and potentially additional provisions for loan losses.

26.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2005

The provision for loan losses was $294,000 for the first nine months of 2005 compared to $671,000 for the first nine months of 2004. The decrease in the provision was made in accordance with Premier’s policies regarding management’s estimation of probable incurred losses in the loan portfolio and the adequacy of the allowance for loan losses, which are in accordance with accounting principles generally accepted in the United States of America. During the third quarter of 2005, the Company reversed $140,000 of previously recorded provisions for loan losses (negative provisions). The negative provisions in the third quarter of 2005 were the result of continued improvement in the estimated credit risk at banks formerly subject to regulatory agreements and payments on loans previously identified as having significant credit risk at Farmers Deposit Bank. Future provisions to the allowance for loan losses, positive or negative, will depend on future improvement or deterioration in estimated credit risk in the loan portfolio as well as whether additional payments are received on loans having significant credit risk. Gross charge-offs totaled $1,627,000 during the first nine months of 2005. Any collections on these loans would be presented in future financial statements as recoveries of the amounts charged against the allowance. Recoveries recorded during the first nine months of 2005 totaled $468,000. For the quarter ended September 30, 2005, the negative provisions for loan losses of $140,000 were recorded compared to $162,000 of provision expense for the same period of 2004. The allowance for loan losses at September 30, 2005 was 2.56% of total loans as compared to 2.89% at December 31, 2004. The declining percentage of allowance for loan losses to total loans is largely due to growth in the loan portfolio and to the sufficient loan loss reserves allocated to those loans actually charged off during the first nine months of 2005.

C. Critical Accounting Policies

The Company follows financial accounting and reporting policies that are in accordance with generally accepted accounting principles in the United States of America. These policies are presented in Note 1 to the consolidated audited financial statements in the Company's annual report on Form 10-K for the year ended December 31, 2004. Some of these accounting policies, as discussed below, are considered to be critical accounting policies. Critical accounting policies are those policies that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company has identified three accounting policies that are critical accounting policies, and an understanding of these policies is necessary to understand the financial statements. These policies relate to determining the adequacy of the allowance for loan losses, the impairment of goodwill, and the valuation of deferred tax assets. A detailed description of these accounting policies is contained in the Company’s annual report on Form 10-K for the year ended December 31, 2004. There have been no significant changes in the application of these accounting policies since December 31, 2004.

  Management believes that the judgments, estimates and assumptions used in the preparation of the consolidated financial statements are appropriate given the factual circumstances at the time.

27.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2005

D. Liquidity

Liquidity objectives for the Company can be expressed in terms of maintaining sufficient cash flows to meet both existing and unplanned obligations in a cost effective manner. Adequate liquidity allows the Company to meet the demands of both the borrower and the depositor on a timely basis, as well as pursuing other business opportunities as they arise. Thus, liquidity management embodies both an asset and liability aspect while attempting to maximize profitability. In order to provide for funds on a current and long-term basis, the Company’s subsidiary banks rely primarily on the following sources:

1.
Core deposits consisting of both consumer and commercial deposits and certificates of deposit of $100,000 or more. Management believes that the majority of its $100,000 or more certificates of deposit are no more volatile than its other deposits. This is due to the nature of the markets in which the subsidiaries operate.

2.	Cash flow generated by repayment of loans and interest.

3.	Arrangements with correspondent banks for purchase of unsecured federal funds.

4.	The sale of securities under repurchase agreements and borrowing from the Federal Home Loan Bank.

5.	Maintenance of an adequate available-for-sale security portfolio. The Company owns $142.5 million of securities at market value as of September 30, 2005.

    The cash flow statements for the periods presented in the financial statements provide an indication of the Company’s sources and uses of cash as well as an indication of the ability of the Company to maintain an adequate level of liquidity.

    E. Capital

At September 30, 2005, total shareholders’ equity of $53.1 million was 9.9% of total assets. This compares to total shareholders’ equity of $51.0 million or 9.5% of total assets on December 31, 2004.

Tier I capital totaled $56.2 million at September 30, 2005, which represents a Tier I leverage ratio of 10.8%.

Book value per share was $10.14 at September 30, 2005, and $9.75 at December 31, 2004. The increase in book value per share was the result of $2,046,000 of comprehensive net income for the first nine months of 2005 as net income was partially decreased by the $851,000 after tax decrease in the market value of investment securities available for sale during the first nine months.

28.

PREMIER FINANCIAL BANCORP, INC.
SEPTEMBER 30, 2005

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company currently does not engage in any derivative or hedging activity. Refer to the Company’s 2004 10-K for analysis of the interest rate sensitivity. The Company believes there have been no significant changes in the interest rate sensitivity since previously reported on the Company’s 2004 10-K.

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

“Internal controls” are procedures, which are designed with the objective of providing reasonable assurance that (1) transactions are properly authorized; (2) assets are safeguarded against unauthorized or improper use; and (3) transactions are properly recorded and reported, all so as to permit the preparation of reports and financial statements in conformity with generally accepted accounting principles. Premier management uses the financial reports of its subsidiaries to make decisions about the allocation of the Company's resources, to implement strategies to improve the Company's performance, and to prepare the consolidated financial statements of the Company for its shareholders and regulatory authorities. However, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their cost. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls is also based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Finally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

In 2005, Premier reduced its reliance on third-party internal audit and loan review providers and expanded its internal audit staff at the holding company level. Management believes a full-time internal audit and loan review staff will be able to provide more specific and more thorough testing of the books and records of the company and the effectiveness of its internal controls. Management also believes that having internal auditors on staff will provide more immediate reporting of findings to management, a source of on-location training of best practices for employees at the subsidiary banks during the conduct of an audit and a rapid response team to address issues raised by employees under the "whistleblower" provisions of the employee code of ethics and conduct.

29.

PREMIER FINANCIAL BANCORP, INC.
SEPTEMBER 30, 2005

Beginning in late 2004 and completed in July 2005, Premier’s subsidiary banks converted to a third-party data processing and item processing provider. As part of the conversion process, system processes, workflows and procedures were reviewed and potentially revised in an effort to standardize the way the Banks conduct business and record transactions in the various modules of the software. As the banks continue the implementation of the new systems, additional evaluations of workflows and procedures are being performed. No significant changes to Premier’s key controls are anticipated as a result of these reviews. One of the goals of the new system is to provide more of the Company’s financial reports and disclosures through automated reports rather than manually prepared reports and thus reduce the risk of human error in report preparation.

Other than the steps identified above, which are in various stages of implementation, there were no changes in internal controls over financial reporting during the third fiscal quarter that have materially affected or are reasonably likely to materially affect Premier's internal controls over financial reporting.

30.

PREMIER FINANCIAL BANCORP, INC.
SEPTEMBER 30, 2005

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

31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32  Certification Pursuant to 18 U.S.C §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

31.

PREMIER FINANCIAL BANCORP, INC.
SEPTEMBER 30, 2005

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

            PREMIER FINANCIAL BANCORP, INC.

Date: November 14, 2005                         /s/ Robert W. Walker
              Robert W. Walker
              President & Chief Executive Officer

Date: November 14, 2005                         /s/ Brien M. Chase
              Brien M. Chase
              Vice President & Chief Financial Officer

32.