Form 10-K
period 2005-12-31
PREMIER FINANCIAL BANCORP INC
filed 2006-03-30
CIK 887919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 0-20908

PREMIER FINANCIAL BANCORP, INC.
(Exact name of registrant as specified in its charter)

Kentucky	61-1206757
(State or other jurisdiction of incorporation organization)	(I.R.S. Employer Identification No.)

2883 Fifth Avenue Huntington, West Virginia	25702
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number (304) 525-1600

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of exchange on which registered
Common Stock without par value	NASDAQ:NMS

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act Yes ☐ No ☑.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes ☑ No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this Form 10-K. ☐

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2005

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐.	Accelerated filer ☐.	Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.

As of June 30, 2005, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $56,532,143 based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System National Market System.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each class	Outstanding at March 15, 2006
Common Stock without par value	5,235,564

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Shareholders to be held on June 21, 2006.	Part III

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2005

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2005

PART I

Item 1. Description of Business

THE COMPANY

    Premier Financial Bancorp, Inc. (the "Company" or "Premier") is a multi-bank holding company that, as of March 15, 2006, operates ten banking offices in Kentucky, three banking offices in Ohio, and six banking offices in West Virginia. At December 31, 2005, Premier had total consolidated assets of $528.3 million, total consolidated deposits of $435.8 million and total consolidated shareholders' equity of $54.3 million. The banking subsidiaries (the "Banks" or "Affiliate Banks") consist of Citizens Deposit Bank & Trust, Vanceburg, Kentucky; Farmers Deposit Bank, Eminence, Kentucky; Ohio River Bank, Ironton, Ohio; First Central Bank, Inc., Philippi, West Virginia; and Boone County Bank, Inc., Madison, West Virginia.

    In 2000 Premier suspended its acquisition strategy in order to focus on improving operations, strengthening capital and management oversight and improving the profitability of the banks previously acquired. While Premier remains committed to its core strategy of rural banking with community oriented and locally named institutions, the Company may dispose of additional corporate assets that no longer meet Premier's geographic or operational performance goals. Effective January 3, 2005, Premier merged two of its subsidiary banks, Citizens Deposit Bank & Trust in Vanceburg, Kentucky and Bank of Germantown, in Germantown, Kentucky. Bank of Germantown was merged into Citizens Deposit Bank, with its facilities continuing to operate as branches of Citizens Deposit Bank.

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

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2005

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

    On December 24, 2003, Premier announced that Farmers Deposit Bank had reached an agreement with the Federal Deposit Insurance Corporation ("FDIC") and the Kentucky Department of Financial Institutions ("KDFI") [collectively referred to as "Supervisory Authorities"] to consent to the issuance of a cease & desist order ("Order") from its Supervisory Authorities. The Order also outlined a number of steps to be taken by Farmers Deposit which were designed to remedy and/or prevent the reoccurrence of events that gave rise to the investigation during the latter half of 2003. The full text of the Order is available on the FDIC website at www.fdic.gov or by calling the FDIC Public Information Center at (877) 275-3342. Having found that Farmers Deposit had fully complied with the Order, the Supervisory Authorities rescinded the Order on December 13, 2005.

    The Securities and Exchange Commission ("SEC") investigated the information disclosed in Premier's June 16 and July 31, 2003 Forms 8-K and the June 30, and September 30, 2003 Forms 10-Q regarding Farmers Deposit and requested information about Premier's internal investigation. Premier fully cooperated with the SEC. At the conclusion of its investigation, the SEC issued an administrative cease & desist order regarding Premier’s financial reporting and internal controls concerning Premier’s quarterly 2001 through 2003 and annual 2001 and 2002 public filings. According to the SEC Order, both the remedial acts promptly undertaken by Premier and Premier’s cooperation with the SEC Staff were taken into consideration in reaching the settlement.

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

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2005

Beginning in April 2005 and concluding in July 2005, the Company converted each of its Affiliate Banks from an in-house system administered by a wholly-owned subsidiary to an outsourced system administered by FiServ for their data and item processing functions. Subsequent to the conversion, the operations of the Company’s data processing subsidiary, Premier Data Services, Inc. were suspended and the subsidiary became inactive.

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

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2005

BUSINESS
General

    Through the Banks the Company focuses on providing quality, community banking services to individuals and small-to-medium sized businesses primarily in non-urban areas. By seeking to provide such banking services in non-urban areas, the Company believes that it can minimize the competitive effect of larger financial institutions that typically are focused on large metropolitan areas. Each Bank retains its local management structure which offers customers direct access to the Bank's president and other officers in an environment conducive to friendly, informed and courteous service. This approach also enables each Bank to offer local and timely decision-making, and flexible and reasonable operating procedures and credit policies limited only by a framework of centralized risk controls provided by the Company to promote prudent banking practices. See additional discussion under "Regulatory Matters" below.

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

    When appropriate and economically advantageous, the Company centralizes certain of the Banks' back office, support and investment functions in order to achieve consistency and cost efficiency in the delivery of products and services. The Company centrally provides services such as accounting, loan review, operations and network support, human resources, compliance and internal auditing to the Banks to enhance their ability to compete effectively. The Company also provides overall direction in the areas of credit policy and administration, strategic planning, marketing, investment portfolio management and other financial and administrative services. Each Bank participates in product development by advising management of new products and services needed by their customers and desirable changes to existing products and services.

Prior to the conversions in mid 2005, the Company's data processing subsidiary, Premier Data Services, Inc., provided centralized data processing services to four of the Banks. Beginning in late 2004 and continuing through the middle of 2005, the Company converted its data processing system to an external third-party provider. Through the conversion process, Company senior management along with each Bank's management reviewed and standardized its offering of products and services, although pricing decisions will remain at the local Bank level. Furthermore, as a result of conversion, the Company through the Banks is able offer more modern products, such as internet banking and check imaging, and will be well positioned to take advantage of emerging technologies such as image exchange to clear items.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2005

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

The Banks' range of deposit services includes checking accounts, NOW accounts, savings accounts, money market accounts, club accounts, individual retirement accounts, certificates of deposit and overdraft protection. Customers can access their accounts via traditional bank branch locations as well as Automated Teller Machines (ATM’s) and the internet. The Banks’ also offer bill payment and telephone banking services. Deposits of the Banks are insured by the Bank Insurance Fund administered by the FDIC.

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

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2005

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

General - As a bank holding company, Premier is subject to regulation under the Bank Holding Company Act ("BHC Act"), and to inspection, examination and supervision by the Board of Governors of the Federal Reserve System ("Federal Reserve"). Under the BHC Act, bank holding companies generally may not acquire ownership or control of more than 5% of the voting shares or substantially all the assets of any company, including a bank, without the Federal Reserve's prior approval. Similarly, bank holding companies generally may not acquire ownership or control of a savings association without the prior approval of the Federal Reserve. Further, branching by the Affiliate Banks is subject to the jurisdiction, and requires the approval of each Affiliate Bank's primary federal banking regulator and, if the Affiliate Bank is a state-chartered bank, the appropriate state banking regulator.

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

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2005

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

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2005

Capital Requirements - Premier is subject to capital ratios, requirements and guidelines imposed by the Federal Reserve, which are substantially similar to the ratios, requirements and guidelines imposed by the Federal Reserve and the FDIC on the Banks within their respective jurisdictions. These capital requirements establish higher capital standards for banks and bank holding companies that assume greater credit risks. For this purpose, a bank's or holding company's assets and certain specified off-balance sheet commitments are assigned to four risk categories, each weighted differently based on the level of credit risk that is ascribed to such assets or commitments. A bank's or holding company's capital is divided into two tiers: "Tier I" capital and "Tier II" capital. "Tier I" capital includes common shareholders' equity, non-cumulative perpetual preferred stock, and related surplus (excluding auction rate issues), minority interests in equity accounts of consolidated subsidiaries and Trust Preferred Securities (subject to certain limitations.) Goodwill, certain identifiable intangible assets and certain other assets are subtracted from these sources of capital to calculate Tier I capital. "Tier 2" capital, which includes, among other items, perpetual preferred stock not meeting the Tier I definition, mandatory convertible securities, subordinated debt and allowances for loan and lease losses, subject to certain limitations, less certain required deductions.

Bank holding companies currently are required to maintain Tier I and total capital (the sum of Tier 1 and Tier 2 capital) equal to at least 4% and 8% of total risk-weighted assets, respectively. At December 31, 2004, Premier met both requirements, with Tier I and total capital equal to 17.8% and 19.1% of its total risk-weighted assets, respectively.

In addition to the risk-based capital guidelines, the Federal Reserve requires bank holding companies to maintain a minimum "leverage ratio" (Tier I capital to adjusted total assets) of 3%, if the holding company has the highest regulatory ratings for risk-based capital purposes. All other bank holding companies are required to maintain a leverage ratio of 3% plus at least 100 to 200 basis points. At December 31, 2004, Premier's leverage ratio was 10.6%.

On June 9, 1997, PFBI Capital Trust (Trust), a statutory business trust created under Delaware law, issued $28,750,000 of 9.750% Preferred Securities ("Preferred Securities" or "Trust Preferred Securities") with a stated value and liquidation preference of $25 per share. A portion of the Preferred Securities issued by the Trust qualifies as Tier 1 capital for the Company under the Federal Reserve Board's regulatory framework. The Federal Reserve Board recently re-evaluated whether trust preferred securities, in general, would continue to qualify as Tier 1 capital due to deconsolidation of the related trust preferred entity required by FASB Interpretation No. 46, . Its conclusion, issued in a report released on March 1 2005, was to continue to permit trust preferred securities to qualify as Tier I capital with certain restrictions phased in over five-years. Once completely phased-in, the dollar amount of trust preferred securities that will qualify as Tier I capital for bank holding companies of Premier's size will be limited to 25% of equity based Tier I capital net of goodwill. See Note 12 to the consolidated financial statements for additional details regarding the Company's Trust Preferred Securities.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2005

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

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2005

On January 29, 2003, Premier entered into a written agreement with the Federal Reserve Bank of Cleveland in recognition of their common goal to restore the financial soundness of Premier. Among the provisions of the agreement was the continuation of the restriction on Premier's payment of dividends on its common stock (PFBI) without the express written consent of the Federal Reserve Bank of Cleveland and the continuation of the restriction on Premier's payment of quarterly distributions on its Trust Preferred Securities (PFBIP) without the express written consent of the Federal Reserve Bank of Cleveland. The written agreement supersedes and rescinds all previous agreements between Premier and the Federal Reserve Bank of Cleveland. Among other provisions, the agreement required(s) Premier to (i) retain an independent consultant to review its management, directorate and organizational structure, (ii) adopt a management plan responsive to such consultant's report, (iii) update its management succession plan in accordance with any recommendations in such consultant's report, (iv) monitor its subsidiary banks' compliance with bank policies and loan review programs, (v) conduct formal quarterly reviews of its subsidiary banks' allowances for loan losses, (vi) maintain sufficient capital, (vii) submit a plan to the Federal Reserve Bank of Cleveland for improving consolidated earnings over a three-year period, and (viii) submit to the Federal Reserve Bank of Cleveland annual projections of planned sources and uses of the parent company's cash, including a plan to service its outstanding debt and trust preferred securities. Premier's compliance with the written agreement is monitored by a committee consisting of at least three of its outside directors. The agreement, which requires periodic reporting, will remain in force until the FRB is satisfied that the Company and the banks have fully complied with the terms of the agreement.

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

On December 24, 2003, Premier announced that Farmers Deposit Bank had reached an agreement with the Federal Deposit Insurance Corporation ("FDIC") and the Kentucky Department of Financial Institutions ("KDFI") [collectively referred to as "Supervisory Authorities"] to consent to the issuance of a cease & desist order ("Order") from its Supervisory Authorities. The Order also outlined a number of steps to be taken by Farmers Deposit which were designed to remedy and/or prevent the reoccurrence of events that gave rise to the investigation during the latter half of 2003. The full text of the Order is available on the FDIC website at www.fdic.gov or by calling the FDIC Public Information Center at (877) 275-3342. Having found that Farmers Deposit had fully complied with the Order, the Supervisory Authorities rescinded the Order on December 13, 2005.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2005

The Securities and Exchange Commission ("SEC") investigated the information disclosed in Premier's June 16 and July 31, 2003 Forms 8-K and the June 30, and September 30, 2003 Forms 10-Q regarding Farmers Deposit and requested information about Premier's internal investigation. Premier fully cooperated with the SEC. At the conclusion of its investigation, the SEC issued an administrative cease & desist order regarding Premier’s financial reporting and internal controls concerning Premier’s quarterly 2001 through 2003 and annual 2001 and 2002 public filings. According to the SEC Order, both the remedial acts promptly undertaken by Premier and Premier’s cooperation with the SEC Staff were taken into consideration in reaching the settlement.

Dividend Restrictions - Premier is dependent on dividends from its Affiliate Banks for its revenues. Various federal and state regulatory provisions limit the amount of dividends the Affiliate Banks can pay to Premier without regulatory approval. At December 31, 2005, approximately $2.5 million of the total shareholders' equity of the Affiliate Banks was available for payment of dividends to Premier without approval by the applicable regulatory authority.

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

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2005

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

Number of Employees

The Company and its subsidiaries collectively had approximately 215 full-time equivalent employees as of December 31, 2005. Its executive offices are located at 2883 5th Avenue, Huntington, West Virginia 25702, telephone number (304) 525-1600 (facsimile number (304) 525-9701).

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2005

Item 1A. Risk Factors

    Like all financial companies, the Company’s business and results of operations are subject to a number of risks, many of which are outside of the Company’s control. In addition to the other information in this report, readers should carefully consider that the following important factors, among others, could materially impact the Company’s business and future results of operations.

Changes in Interest Rates Could Negatively Impact the Company’s Results of Operations

The earnings of the Company are primarily dependent on net interest income, which is the difference between interest earned on loans and investments, and interest paid on interest-bearing liabilities such as deposits and borrowings. Interest rates are highly sensitive to many factors, including government monetary and fiscal policies; domestic and international economic and political conditions; and, in particular, changes in the discount rate by the Board of Governors of the Federal Reserve System. Conditions such as inflation, recession, unemployment, money supply, government borrowing and other factors beyond management’s control may also affect interest rates. If the Company’s interest-earning assets mature, reprice or prepay more quickly than interest-bearing liabilities in a given period, a decrease in market interest rates could adversely affect net interest income. Likewise, if interest-bearing liabilities mature or reprice, or, in the case of deposits, are withdrawn by the accountholder, more quickly than interest-earning assets in a given period, an increase in market interest rates could adversely affect net interest income. Given the Company’s current mix of assets and liabilities, a declining interest rate environment would negatively impact the Company’s results of operations.

Fixed rate loans increase the Company’s exposure to interest rate risk in a rising rate environment because interest-bearing liabilities would be subject to repricing before assets become subject to repricing. Adjustable rate loans decrease the risks to a lender associated with changes in interest rates but involve other risks. As interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, and the increased payment increases the potential for default. At the same time, for secured loans, the marketability of the underlying collateral may be adversely affected by higher interest rates. In a declining interest rate environment, there is likely to be an increase in prepayment activity on loans as the borrowers refinance their loans at lower interest rates. Under these circumstances, the Company’s results of operations could be negatively impacted.

Changes in interest rates also can affect the value of loans, investments and other interest-rate sensitive assets and the Company’s ability to realize gains on the sale or resolution of assets. This type of income can vary significantly from quarter-to-quarter and year-to-year based on a number of different factors, including the interest rate environment. An increase in interest rates that adversely affects the ability of borrowers to pay the principal or interest on

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2005

loans may lead to an increase in non-performing assets and increased loan loss reserve requirements that could have a material adverse effect on the Company’s results of operations.

Regional Economic Changes in the Company’s Markets Could Adversely Impact Results From Operations

Like all banks, the Company is subject to the effects of any economic downturn, and in particular a significant decline in home values or reduced commercial development in the Company’s markets could have a negative effect on results of operations. The Company’s success depends primarily on the general economic conditions in the counties in which the Company conducts business, and in the West Virginia, southern Ohio and northern Kentucky areas in general. Unlike larger banks that are more geographically diversified, the Company provides banking and financial services to customers primarily in the West Virginia counties of Barbour, Boone, Harrison, Lewis, Lincoln, Logan, Kanawha and Upshur, as well as the southern Ohio counties of Gallia, Lawrence and Scioto and the northern Kentucky counties of Bracken, Fleming, Greenup, Lewis, Mason, and Robertson. The local economic conditions in these market areas have a significant impact on the Company’s ability to originate loans, the ability of the borrowers to repay these loans and the value of the collateral securing these loans. A significant decline in the general economic conditions caused by inflation, recession, unemployment or other factors beyond the Company’s control would affect these local economic conditions and could adversely affect the Company’s financial condition and results of operations. Additionally, a significant decline in home values would likely lead to increased delinquencies and defaults in both the consumer home equity loan and residential real estate loan portfolios and result in increased losses in these portfolios.

New or Revised Tax, Accounting and Other Laws, Regulations, Rules and Standards Could Significantly Impact Strategic Initiatives, Results of Operations and Financial Condition

The financial services industry is highly regulated and laws and regulations may sometimes impose significant limitations on operations. These limitations, and sources of potential liability for the violation of such laws and regulations, are described in Item 1 of Part I of this report under the heading “Business — Regulatory Matters.” These regulations, along with the currently existing tax and accounting laws, regulations, rules and standards, control the methods by which financial institutions conduct business; implement strategic initiatives, as well as past, present, and contemplated tax planning; and govern financial disclosures. These laws, regulations, rules, and standards are constantly evolving and may change significantly over time. The nature, extent, and timing of the adoption of significant new laws, changes in existing laws, or repeal of existing laws may have a material impact on the Company’s results of operations and financial condition, the effects of which are impossible to predict at this time.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2005

The Extended Disruption of Vital Infrastructure Could Negatively Impact the Company’s Results of Operations and Financial Condition

The Company’s operations depend upon, among other things, its technological and physical infrastructure, including its equipment and facilities. While disaster recovery procedures are in place, an extended disruption of its vital infrastructure by fire, power loss, natural disaster, telecommunications failure, computer hacking and viruses, terrorist activity or the domestic and foreign response to such activity, or other events outside of the Company’s control, could have a material adverse impact either on the financial services industry as a whole, or on the Company’s business, results of operations, and financial condition.

Strong Competition Within the Company’s Market Area May Limit Profitability

The Company faces significant competition both in attracting deposits and in the origination of loans, as described under the heading “Business — Competition.” Mortgage bankers, commercial banks, credit unions and other savings institutions, which have offices in the Bank’s market area have historically provided most of the Company’s competition for deposits; however, the Company also competes with financial institutions that operate through Internet banking operations throughout the continental United States. In addition, and particularly in times of high interest rates, the Company faces additional and significant competition for funds from money market and mutual funds, securities firms, commercial banks, credit unions and other savings institutions located in the same communities and those that operate through Internet banking operations throughout the continental United States. Many competitors have substantially greater financial and other resources than the Company. Moreover, credit unions do not pay federal or state income taxes and are subject to fewer regulatory constraints than community banks and as a result, they may enjoy a competitive advantage over the Company. The Banks compete for loans principally on the basis of the interest rates and loan fees they charge, the types of loans they originate and the quality of services they provide to borrowers. This advantage places significant competitive pressure on the prices of loans and deposits.

Loss of Large Checking and Money Market Deposit Customers Could Increase Cost of Funds and Have a Negative Effect on Results of Operations

The Company has a number of large deposit customers that maintain balances in checking, money market and repurchase agreement accounts at the Affiliate Banks. The ability to attract these types of deposits has a positive effect on the Company’s net interest margin as they provide a relatively low cost of funds to the Company compared to certificates of deposits or advances. If these depositors were to withdraw these funds and the Affiliate Banks were not able to replace them with similar types of deposits, the cost of funds would increase and the Company’s results of operation would be negatively impacted.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2005

Extensive Regulation and Supervision

The Company, primarily through its Affiliate Banks, is subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not shareholders. These regulations affect Premier’s lending practices, capital structure, investment practices, dividend policy and growth, among other things. The Company is also subject to a number of federal laws, which, among other things, require it to lend to various sectors of the economy and population, and establish and maintain comprehensive programs relating to anti-money laundering and customer identification. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect Premier in substantial and unpredictable ways. Such changes could subject the Company to additional costs, limit the types of financial services and products it may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, along with corrective action plans required by regulatory agencies, any of which could have a material adverse effect on the Company’s business, financial condition and results of operations. Premier is currently and certain of its Affiliate Banks have been in the past, subject to such corrective actions plans and therefore there may be some residual reputation damage within the regulatory agencies. While Premier has policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. See the “Regulatory Matters” section in Item 1, “Business” and Notes 3 and 12 to consolidated financial statements included elsewhere in this report.

Dividend payments by subsidiaries to Premier and by Premier to its shareholders can be restricted.

The Company’s principal source of funds for dividend payments, distributions on its Trust Preferred Securities and its debt service obligations is dividends received from the subsidiary Banks. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regula-tions, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, as defined, combined with the retained net profits of the preceding two years, subject to the capital requirements and additional restrictions as discussed in Note 20 to the consolidated financial statements. During 2006 the Banks could, without prior approval, declare dividends of approximately $2.5 million plus any 2006 net profits retained to the date of the dividend declaration.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2005

Allowance for Loan Losses May Be Insufficient

Premier, through the Affiliate Banks, maintains an allowance for loan losses based on, among other things, national and regional economic conditions, historical loss experience and delinquency trends. Premier believes that its allowance for loan losses is maintained at a level adequate to absorb any probable losses in its loan portfolio give the current information known to Management. These determinations are based upon estimates that are inherently subjective, and their accuracy depends on the outcome of future events. Therefore, Premier cannot predict loan losses with certainty and ultimate losses may differ from current estimates. Depending on changes in economic, operating and other conditions, including changes in interest rates, which are generally beyond its control, Premier’s actual losses could exceed its current allowance estimates. Premier can provide no assurance that its allowance is sufficient to cover all charge-offs in future periods. If charge-offs exceed Premier’s allowance, its earnings would decrease. In addition, regulatory agencies review Premier’s allowance for loan losses and may require additions to the allowance based upon their judgment about information available to them at the time of their examination. A required increase in Premier’s allowance for loan losses could reduce its earnings.

Claims and Litigation Pertaining to Fiduciary Responsibility

From time to time, customers make claims and take legal action pertaining to the Company’s and Affiliate Banks’ performance of their fiduciary responsibilities. If such claims and legal actions are not resolved in a manner favorable to the Banks they may result in financial liability and/or adversely affect the market perception of the Banks and their products and services as well as impact customer demand for those products and services. Any financial liability or reputation damage could have a material adverse effect on the Company’s business, which, in turn, could have a material adverse effect on its financial condition and results of operations

Inability to Hire and Retain Qualified Employees

The Company’s performance is largely dependent on the talents and efforts of highly skilled individuals and their ability to attract and retain customer relationships in a community bank environment. There is intense competition in the financial services industry for qualified employees. In addition, the Company faces increasing competition with businesses outside the financial services industry for the most highly skilled individuals. The Company’s business could be adversely affected if it were unable to retain and motivate its existing key employees and management team. Furthermore, the Company’s success may be impacted if it were unable to recruit replacement management and key employees in a reasonable amount of time.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2005

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

    The Securities and Exchange Commission ("SEC") investigated the information disclosed in Premier's June 16 and July 31, 2003 Forms 8-K and the June 30, and September 30, 2003 Forms 10-Q regarding Farmers Deposit and requested information about Premier's internal investigation. Premier fully cooperated with the SEC. At the conclusion of its investigation, the SEC issued an administrative cease & desist order regarding Premier’s financial reporting and internal controls concerning Premier’s quarterly 2001 through 2003 and annual 2001 and 2002 public filings. According to the SEC Order, both the remedial acts promptly undertaken by Premier and Premier’s cooperation with the SEC Staff were taken into consideration in reaching the settlement.

Item 4. Submission of Matters to a Vote of Security Holders

    There were no matters submitted to a vote of security holders, through solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2005

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

    The Company's common stock is listed on the NASDAQ National Market System under the symbol PFBI. At December 31, 2005, the Company had approximately 674 record holders of its common shares.

    The following table sets forth on a quarterly basis cash dividends paid and the range of high and low sales prices on a per share basis during the quarters indicated.

	Cash	Sales Price
	Dividends Paid	High	Low
2004
First Quarter	$-	$9.49	$8.31
Second Quarter	-	10.20	8.41
Third Quarter	-	10.28	8.50
Fourth Quarter	-	13.35	8.80
-

2005
First Quarter	$-	$12.75	$10.78
Second Quarter	-	13.00	10.00
Third Quarter	-	14.93	11.90
Fourth Quarter	-	15.98	12.66
-

2006
First Quarter (through March 15, 2006)	$-	$16.44	$14.01

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

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2005

The payment of dividends by the Company depends upon the ability of the Banks to declare and pay dividends to the Company because the principal source of the Company's revenue will be dividends paid by the Banks. At December 31, 2005 approximately $2.5 million was available for payment as dividends from the Banks to the Company without the need for regulatory approval. In considering the payment of dividends, the Board of Directors will take into account the Company's financial condition, results of operations, tax considerations, costs of expansion, industry standards, economic conditions and need for funds, as well as governmental policies and regulations applicable to the Company and the Banks. See "REGULATORY MATTERS - Capital Requirements" for discussion on capital guidelines.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2005

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
(Dollars in thousands, except per share amounts)	At or for the Year Ended December 31
	2005	2004	2003	2002	2001
Earnings
Net interest income	$19,852	$18,064	$19,182	$20,838	$20,931
Provision for loan losses	4	1,026	20,513	9,453	8,350
Non-interest income	3,920	3,606	4,064	2,717	12,178
Non-interest expense	17,305	17,782	17,632	17,831	20,200
Income taxes (benefit)	2,029	899	(5,282)	(1,522)	2,985
Income (loss) from continuing operations	4,434	1,963	(9,617)	(2,207)	1,574
Income (loss) from discontinued operations	-	4,734	(80)	(1,130)	(380)
Net income (loss)	$4,434	$6,697	$(9,697)	$(3,337)	$1,194

Financial Position
Total assets of continuing operations	$528,324	$537,255	$543,229	$590,868	$606,961
Total assets of discontinued operations	-	-	79,163	84,406	104,653
Loans, net of unearned income	328,717	324,937	331,794	373,099	384,940
Allowance for loan losses	7,892	9,384	14,300	9,698	7,371
Goodwill and other intangibles	15,816	15,816	15,816	15,816	15,816
Securities	137,419	153,892	147,646	144,698	143,516
Deposits	435,843	437,798	455,474	477,724	480,991
Other borrowings	19,053	20,536	18,307	32,600	43,724
Subordinated debentures	15,722	20,876	26,546	29,639	29,639
Stockholders’ equity	54,287	51,029	45,540	56,124	58,750

Share Data
Income (loss) from continuing operations - basic	$0.85	$0.37	$(1.84)	$(0.42)	$0.30
Income (loss) from continuing operations - diluted	0.84	0.37	(1.84)	(0.42)	0.30
Net income - basic	0.85	1.28	(1.85)	(0.64)	0.23
Net income - diluted	0.84	1.28	(1.85)	(0.64)	0.23
Book value	10.37	9.75	8.70	10.73	11.23
Cash dividends	0.00	0.00	0.00	0.00	0.00

Ratios
Return on average assets (1), (2)	0.82%	0.36%	(1.66)%	(0.37)%	0.24%
Return on average equity (2)	8.42%	4.06%	(18.46)%	(3.77)%	2.76%
Dividend payout (2)	0.00%	0.00%	0.00%	0.00%	0.00%
Stockholders’ equity to total assets at period-end (3)	10.28%	9.50%	8.38%	9.50%	9.68%
Average stockholders’ equity to average total assets (1)	9.77%	8.23%	7.88%	8.44%	7.37%

(1) Computed based on average assets from continuing operations
(2) Computed based on income (loss) from continuing operations
(3) Shareholders’ equity at period-end divided by assets from continuing operations

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2005

Item 7. Management's Discussion and Analysis of Financial Condition and Results
of Operations.

INTRODUCTION

    Premier Financial Bancorp, Inc. ("Premier") is a multi-bank holding company headquartered in Huntington, West Virginia. It operates five community bank subsidiaries ranging in size from $80 million to $149 million, each with a local community name and orientation. On July 1, 2004, Premier sold one bank subsidiary, Citizens Bank (Kentucky), Inc. ("Citizens Bank"). As such, and in accordance with Financial Accounting Standard 144, "Accounting for the Impairment or Disposal of Long-lived Assets", which became effective for the Company on January 1, 2002, the financial position and results of operations of Citizens Bank are removed from the detail line items in the Company's consolidated financial statements and this Management's Discussion and Analysis, and are presented separately as "discontinued operations." Premier realized a net profit on the sale of Citizens Bank of $4.7 million which is included in the income from discontinued operations. See Note 2 to the consolidated financial statements presented separately in this annual report for additional information concerning discontinued operations. The remaining banks operate in twenty communities within the states of West Virginia, Ohio and Kentucky and provide their customers with a full range of banking services. On January 3, 2005, Premier merged two of its banks, Citizen's Deposit Bank and Bank of Germantown. Premier is also the parent of a data processing subsidiary which is currently inactive. Prior to Premier’s conversion to an outsourced data services provider in the second quarter of 2005, the data processing subsidiary provided the data processing and management services for four of Premier's affiliate banks and one other non-affiliated bank. As of December 31, 2005, Premier had approximately $528 million in total assets, $329 million in total loans and $436 million in total deposits.

    The accompanying consolidated financial statements have been prepared by the management of Premier in conformity with accounting principles generally accepted in the United States of America. The audit committee of the Board of Directors engaged Crowe Chizek and Company LLC independent auditors, to audit the consolidated financial statements, and their report is included elsewhere herein. Financial information appearing throughout this annual report is consistent with that reported in the consolidated financial statements. The following discussion is designed to assist readers of the consolidated financial statements in understanding significant changes in Premier's financial condition and results of operations.

    Management's objective of a fair presentation of financial information is achieved through a system of internal accounting controls. The financial control system of Premier is designed to provide reasonable assurance that assets are safeguarded from loss and that transactions are properly authorized and recorded in the financial records. As an integral part of that financial control system, the audit committee of the Board of Directors engaged Arnett & Foster, CPA's in 2004, and 2003 to perform internal audits of the financial records of each of the

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2005

subsidiaries on a periodic basis. Their findings and recommendations were reported to Premier’s audit committee as well as the audit committees of the subsidiaries. In 2005, Premier reduced its reliance on third-party internal audit and loan review providers and expanded its internal audit staff at the holding company level. Likewise, their findings and recommendations are reported to Premier's audit committee as well as the audit committees of the subsidiaries. Also, on a regular periodic basis, the subsidiary banks are examined by Federal and State banking authorities for safety and soundness as well as compliance with applicable banking laws and regulations. The activities of both the internal and external audit functions are reviewed by the audit committee of the Board of Directors.

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

Presented below is a discussion of those accounting policies that management believes are the most important to the presentation and understanding of our financial condition and results of operations. These critical accounting policies require management's most difficult, subjective and complex judgments about matters that are inherently uncertain. In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of materially different financial condition or results of operations is a reasonable likelihood. See also Note 1 of the accompanying consolidated financial statements presented elsewhere in this annual report.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2005

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

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2005

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

Realization of Deferred Tax Assets

    Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. Deferred tax assets for the Company primarily relate to the allowance for loan losses and net operating loss carryforwards. In considering the need for a valuation allowance to reduce deferred tax assets to the amount expected to be realized, management considers the amount of previously paid taxes that may be recoverable and the likelihood of generating sufficient future taxable income to fully utilize expected future tax deductions. At December 31, 2005 management's consideration of the need for a valuation allowance focused on the generation of future taxable income as all available previously paid taxes were recovered from the operating loss reported in 2003. In determining the likelihood of generating future taxable income management considered unusual events that have impacted the Company's historical earnings and whether these events will recur, the Company's operating budget and likely operating results in the near term. Changes in these assumptions could impact the carrying value of deferred tax assets and require a charge to tax expense.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2005

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

    As a result of the investigation into the conduct of the former president of Farmers Deposit by Premier and the FDIC, Premier charged-off over $17.2 million of loans. The resulting depletion of the allowance for loan losses together with the analysis of additional risk in the loan portfolio warranted significant additional provisions for loan losses at the Bank. In addition to the provision for loan losses, interest income reversals and other non-interest expenses, including bad check write-offs and loan review expenses, were recorded.

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

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2005

On December 24, 2003, Premier announced that Farmers Deposit Bank had reached an agreement with the Federal Deposit Insurance Corporation ("FDIC") and the Kentucky Department of Financial Institutions ("KDFI") [collectively referred to as "Supervisory Authorities"] to consent to the issuance of a cease & desist order ("Order") from its Supervisory Authorities. The Order also outlined a number of steps to be taken by Farmers Deposit which were designed to remedy and/or prevent the reoccurrence of events that gave rise to the investigation during the latter half of 2003. The full text of the Order is available on the FDIC website at www.fdic.gov or by calling the FDIC Public Information Center at (877) 275-3342. Having found that Farmers Deposit had fully complied with the Order, the Supervisory Authorities rescinded the Order on December 13, 2005.

The Securities and Exchange Commission ("SEC") investigated the information disclosed in Premier's June 16 and July 31, 2003 Forms 8-K and the June 30, and September 30, 2003 Forms 10-Q regarding Farmers Deposit and requested information about Premier's internal investigation. Premier fully cooperated with the SEC. At the conclusion of its investigation, the SEC issued an administrative cease & desist order regarding Premier’s financial reporting and internal controls concerning Premier’s quarterly 2001 through 2003 and annual 2001 and 2002 public filings. According to the SEC Order, both the remedial acts promptly undertaken by Premier and Premier’s cooperation with the SEC Staff were taken into consideration in reaching the settlement.

SUMMARY FINANCIAL RESULTS

    Premier had net income from continuing operations of $4.434 million in 2005 compared to a $1.963 million of net income from continuing operations reported for the year 2004. Net income increased in 2005 as a result of an increase in interest income due to higher yields on earning assets; a decrease in interest expense due to the early retirement of Trust Preferred Securities; a significant decrease in the provision for loan losses; and a reduction in the net operating costs of the company. Net income in 2004 was primarily the result of the continued earnings of Premier's profitable banks partially offset by expenses associated with rehabilitating its subsidiary, Farmers Deposit Bank, conducting Premier's own investigation, cooperating with the SEC investigation, and reducing debt at the holding company. The income in 2004 follows a $9.6 million loss in 2003 primarily due to large provisions for loan losses and bad check losses at Farmers Deposit Bank. Basic earnings per share from continuing operations were $0.85 in 2005 compared to $0.37 in 2004 and a loss of ($1.84) in 2003.

    The following table comparatively illustrates the components of ROA and ROE over the previous five years. Return on average assets (ROA) measures how effectively Premier utilizes its assets to produce net income. Premier's net income in 2005 resulted in an ROA of 0.82%, an increase over the 0.36% ROA in 2004 and the (1.66)% net loss ROA reported in 2003. As shown in the table, fully taxable equivalent net interest income (as a percent of average earning assets)

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2005

reached its highest level in five years in 2005 at 4.00%. The net losses in 2003 and 2002 were primarily the result of an increase in the provision for loan losses, resulting in negative net credit income for those years. In 2004, net credit income was once again positive and in 2005. In 2005, minimal provisions for loan losses were recorded and thus there was little reduction from net interest income. This increase in net credit income (as a percent of average earning assets) was complemented by the highest level of non-interest income (as a percent of average earning assets) over the past five years and a reduction in non-interest expenses (as a percent of average earning assets) when compared to the previous year. As illustrated in the table, Premier's 2005 fully taxable net interest income as a percent of average earning assets was up to 4.00% from the 3.61% recorded in 2004 as the yield on loans and investments increased in 2005 while interest expense savings were realized due to the early extinguishment of a portion of Premier’s junior subordinated debentures and other borrowed funds late in 2004.

ANALYSIS of RETURN ON ASSETS and EQUITY
from continuing operations

	2005	2004	2003	2002	2001
As a percent of average earning assets
Fully taxable-equivalent net interest income	4.00%	3.61%	3.63%	3.84%	3.50%
Provision for loan losses	(0.00)	(0.20)	(3.81)	(1.70)	(1.37)
Net credit income	4.00	3.41	(0.18)	2.14	2.13
Gains on the sales of assets & subsidiaries	0.00	0.02	0.11	(0.01)	1.48
Non-interest income	0.78	0.69	0.62	0.50	0.52
Non-interest expense	(3.46)	(3.52)	(3.26)	(3.21)	(3.30)
Tax equivalent adjustment	(0.03)	(0.03)	(0.07)	(0.08)	(0.08)
Applicable income taxes	(0.41)	(0.18)	0.98	0.27	(0.49)
Return on average earning assets	0.88	0.39	(1.79)	(0.40)	0.26
Multiplied by average earning assets to average total assets	92.84	92.39	92.86	92.34	91.98
Return on average assets	0.82%	0.36%	(1.66)%	(0.37)%	0.24%
Multiplied by average assets to average equity	10.23X	11.33X	11.13X	10.26X	11.68X
Return on average equity	8.42%	4.06%	(18.46)%	(3.77)%	2.76%

    The net overhead ratio (non-interest expense less non-interest income as a percent of average earning assets) decreased in 2005 to 2.68% compared to 2.83% in 2004 and 2.64% in 2003, the lowest ratio reported in the five years presented in the table. The decrease in 2005 net overhead was the result of increases in Premier’s non-interest income related to service charges on deposit accounts and secondary market mortgage commissions plus a significant decrease in professional fee expense. The increase in 2004 net overhead was the result of increases in non-interest expense related to the investigation of Farmers Deposit Bank, the loss on the sale of facilities formerly leased to Citizens Bank (which was sold in 2004), and accelerated amortization costs related to the early redemption of Premier's Trust Preferred Securities.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2005

Return on average equity (ROE), another measure of earnings performance, indicates the amount of net income earned in relation to the total equity invested. Premier's 2005 ROE was 8.43%, compare to 4.06% realized in 2004 and (18.46%) reported in 2003. ROE increased primarily due the increase in net income reported in 2005 versus 2004 and the operating losses reported for 2003.

A breakdown of Premier's financial results by quarter for the years ended December 31, 2005 and 2004 is summarized below.

QUARTERLY FINANCIAL INFORMATION
(Dollars in thousands, except per share amounts)
	First	Second	Third	Fourth	Full Year
2005
Interest income	$7,045	$7,172	$7,465	$7,717	$29,399
Interest expense	2,318	2,279	2,410	2,540	9,547
Net interest income	4,727	4,893	5,055	5,177	19,852
Provision for loan losses	243	191	(140)	(290)	4
Securities gains	0	0	0	0	0
Net overhead	3,327	3,660	3,189	3,209	13,385
Income before income taxes	1,157	1,042	2,006	2,258	6,463
Income from continuing operations	803	727	1,367	1,537	4,434
Income (loss) from discontinued operations	0	0	0	0	0
Net income	803	727	1,367	1,537	4,434
Basic net income per share from continuing operations	0.15	0.14	0.26	0.29	0.85
Diluted net income per share from continuing operations	0.15	0.14	0.26	0.29	0.84
Basic net income per share	0.15	0.14	0.26	0.29	0.85
Diluted net income per share	0.15	0.14	0.26	0.29	0.84
Dividends paid per share	0.00	0.00	0.00	0.00	0.00

2004
Interest income	$7,055	$6,926	$6,951	$7,189	$28,121
Interest expense	2,609	2,528	2,533	2,387	10,057
Net interest income	4,446	4,398	4,418	4,802	18,064
Provision for loan losses	135	374	162	355	1,026
Securities gains	10	0	0	90	100
Net overhead	3,626	3,337	3,599	3,714	14,276
Income before income taxes	695	687	657	823	2,862
Income from continuing operations	485	474	448	559	1,963
Income (loss) from discontinued operations	29	(25)	4,730	0	4,734
Net income	514	449	5,178	559	6,697
Basic and diluted net income per share from continuing operations	0.09	0.09	0.08	0.11	0.37
Basic and diluted net income per share	0.09	0.09	0.98	0.11	1.28
Dividends paid per share	0.00	0.00	0.00	0.00	0.00

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2005

SALE OF SUBSIDIARIES

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

In the fourth quarter of 2003, Premier adopted and began to implement a plan to sell its subsidiary Citizens Bank (Kentucky), Inc. ("Citizens Bank") located in Georgetown, Kentucky. On February 13, 2004, the Company announced that it had signed a definitive agreement to sell Citizens Bank in a cash transaction valued at approximately $14,500,000, which was completed on July 1, 2004. The sale of this subsidiary helped to restore the financial position of Premier after the impact of the losses sustained at Farmers Deposit Bank during the second and third quarters of 2003. As a result of the sale, regulatory capital ratios of Premier were restored to the stronger levels management wishes to maintain; cash reserves of the holding company were replenished; a portion of the cash reserves were used to reduce outstanding debt by $9.4 million; and the profit from the sale allowed Premier to utilize a substantial portion of its Federal income tax net operating loss carryforward.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2005

BALANCE SHEET ANALYSIS

Summary

    A financial institution's primary sources of revenue are generated by its earning assets, while its major expenses are produced by the funding of these assets with interest bearing liabilities. Effective management of these sources and uses of funds is essential in attaining a financial institution's optimal profitability while maintaining a minimum amount of interest rate risk and credit risk. Information on rate-related sources and uses of funds for each of the three years in the period ended December 31, 2005, is provided in the table below.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2005

AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS
(Dollars in thousands)
	2005			2004			2003
	Average Balance	Interest (2)	Yield/ Rate (3)	Average Balance	Interest (2)	Yield/ Rate (3)	Average Balance	Interest (2)	Yield/ Rate (3)
Assets:
Interest earning assets
U.S. Treasury and federal agency securities	$107,177	$3,278	3.06%	$112,260	$3,117	2.78%	$102,856	$3,924	2.84%
States and municipal obligations (1)	2,666	153	5.74	4,941	338	6.84	15,589	1,015	6.51
Mortgage backed securities	37,050	1,583	4.27	29,803	1,183	3.97	16,757	585	3.49
Other securities	3,089	148	4.79	3,216	138	4.29	7,613	342	4.49
Total investment securities	149,982	5,162	3.44	150,220	4,776	3.18	142,815	4,866	3.41
Federal funds sold	23,083	745	3.23	29,369	380	1.29	42,844	469	1.09
Interest-bearing deposits with banks	436	12	2.66	256	6	2.57	568	7	1.23
Loans, net of unearned income (4)(5)
Commercial	147,398	10,291	6.98	132,785	8,913	6.71	142,768	9,944	6.97
Real estate mortgage	132,527	9,236	6.97	145,387	10,182	7.00	151,210	11,538	7.63
Installment	46,690	4,083	8.74	47,438	4,029	8.49	58,178	5,293	9.10
Total loans	326,615	23,610	7.23	325,610	23,124	7.10	352,156	26,775	7.60
Total interest earning assets	500,116	29,529	5.90	505,455	28,286	5.60	538,383	32,117	5.97
Allowance for loan losses	(8,998)			(11,413)			(12,704)
Cash and due from banks	13,619			13,837			13,400
Premises and equipment	7,256			7,738			8,233
Other assets	26,697			31,490			32,474
Assets of discontinued operations	-			39,762			81,821
Total assets	$538,690			$586,869			$661,607

Liabilities and Equity:
Interest bearing liabilities
NOW and money market	$142,501	1,409	0.99%	$158,169	1,290	0.82%	$180,763	2,045	1.13%
Savings deposits	59,365	412	0.69	62,518	521	0.83	57,327	781	1.36
Certificates of deposit and other time deposits	174,057	4,904	2.82	164,932	4,455	2.70	182,542	5,677	3.11
Total interest bearing deposits	375,923	6,725	1.79	385,619	6,266	1.62	420,632	8,503	2.02
Short-term borrowings	8,422	180	2.14	6,539	118	1.80	4,675	51	1.09
Other borrowings	1,586	14	0.88	5,306	248	4.67	8,350	379	4.54
FHLB advances	8,775	499	5.69	9,955	556	5.59	15,852	826	5.21
Debentures	20,480	2,129	10.40	25,397	2,869	11.30	27,253	2,788	10.23
Total interest-bearing liabilities	415,186	9,547	2.30%	432,816	10,057	2.32%	476,762	12,547	2.63%
Non-interest bearing deposits	66,848			62,486			53,824
Other liabilities	4,007			7,393			4,903
Liabilities of discontinued operations	-			35,876			74,021
Shareholders’ equity	52,649			48,298			52,097
Total liabilities and equity	$538,690			$586,869			$661,607

Net interest earnings (1)		$19,982			$18,229			$19,570
Net interest spread (1)			3.60%			3.27%			3.33%
Net interest margin (1)			4.00%			3.61%			3.63%

(1) Taxable - equivalent yields are calculated assuming a 34% federal income tax rate
(2) Excludes the interest income and interest expense of discontinued operations
(3) Yields are calculated on historical cost except for yields on marketable equity securities that are calculated used fair value
(4) Includes loan fees, immaterial in amount, in both interest income and the calculation of yield on loans
(5) Includes loans on non-accrual status

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2005

In 2005, average earning assets declined by 1.0% or $5.3 million from 2004, following a 6.1% or $32.9 million decline in 2004 from 2003. Average interest bearing liabilities, the primary source of funds supporting the earning assets, decreased 4.1% or $17.6 million in 2005 from 2004, which follows a 9.1% or $43.1 million decline in 2004 from 2003. The 2005 decline in average earning assets was primarily the result of a decline in federal funds sold as those funds were either used to fund loans or to continue the company’s debt reduction strategy. The decline in 2005 average interest bearing liabilities was due to a $9.7 million decrease in average interest bearing deposits and a $6.1 million decrease in average high cost debt and FHLB advances. Nearly half of the decrease in average interest bearing deposit was offset by a $4.4 million increase in non-interest bearing deposits. The decline in 2004 average earning assets was the result of the residual effect of the $16.5 million of loan charge-offs in 2003, the $7.0 million of loan charge-offs in 2004 (primarily at Farmers Deposit in both years), coupled with loan maturities and principal pay downs that were not renewed and the redeployment of other available funds to reduce debt. The decline in interest bearing liabilities was largely due to debt reduction strategies, a continued shift in customer deposits from interest bearing to non-interest bearing, and the non-renewal of certain certificates of deposit at Farmers Deposit Bank in conjunction with Premier's capital restoration plan for that Bank. Additional information on each of the components of earning assets and interest bearing liabilities is contained in the following sections of this report.

Loan Portfolio

    Premier's loan portfolio is its largest and highest yielding component of average earning assets, totaling 65.3% of average earning assets during 2005. After several declining years, average loans increased in 2005 by $1.0 million or 0.3%. The marginal increase is largely attributable to the high level of charge-offs and loan collections at Farmers Deposit which nearly offset the increase in loans in Premier’s other markets. The average loans outstanding at Farmers Deposit declined by $14.8 million in 2005. Of the remaining increase, Premier realized an $11.2 million or 7.7% increase in loans in its West Virginia markets, a $2.1 million or 4.7% increase in loans in its Ohio markets, and a $2.5 million or 3.3% increase in average loans in Premier's other Kentucky markets. In 2004, average loans declined by $26.5 million or 7.5%. The decline is again largely attributable to the high level of charge-offs and loan collections at Farmers Deposit. The average loans outstanding at Farmers Deposit declined by $30.5 million in 2004, $4.0 million more than Premier's total decline of $26.5 million. Of the remaining increase, Premier realized a 6.0% increase in loans in its West Virginia markets and an 11.1% increase in loans in its Ohio markets. These increases were partially offset by a 10.0% decline in average loans in Premier's other Kentucky markets. Due to the low interest rate environment in 2003 and 2004, many borrowers sought to refinance their loans to reduce their interest costs. Due to the lackluster economy and the resulting lower demand for loans during much of that time, larger banks began competing more strongly by enticing borrowers with prime rate or below prime rate loans. Therefore, scheduled loan maturities were not necessarily renewed with Premier.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2005

Total loans at December 31, 2005 increased by $3.8 million or 1.2% from the total at December 31, 2004. This increase follows a $6.9 million or 2.1% decrease in 2004 from total loans at December 31, 2003. The increase in 2005 was the result increased loan demand in Premier’s markets which offset $2.2 million of loan charge-offs recorded during the year, (half at Farmers Deposit) and $4.2 million of net loan collections at Farmers Deposit. The decline in 2004 period-end loans was the result of the $7.0 million of loan charge-offs recorded during the year, primarily at Farmers Deposit ($5.5 million).

Loans secured by real estate, which in total constituted approximately 71% of Premier's loan portfolio at December 31, 2005, consist of a diverse portfolio of predominantly single family residential loans and loans for commercial purposes where real estate is part of the collateral, not the primary source of repayment. Residential real estate mortgage loans generally do not exceed 80% of the value of the real property securing the loan. The residential real estate mortgage loan portfolio primarily consists of adjustable rate residential mortgage loans. The origination of these mortgage loans can be more difficult in a low interest rate environment where there is a significant demand for fixed rate mortgages. Premier also participates in the solicitation of loans for the secondary market and recognizes the referral fees in non-interest income. Commercial loans are generally made to small-to-medium size businesses located within a defined market area and typically are secured by business assets and guarantees of the principal owners. Additional risks of loss are associated with commercial lending such as the potential for adverse changes in economic conditions or the borrowers' ability to successfully execute their business plan. Consumer loans generally are made to individuals living in Premier's defined market area who are known to the local bank's staff. Consumer loans are generally made for terms of up to seven years on a secured or unsecured basis; however longer terms may be approved in certain circumstances and for revolving credit lines. While consumer loans generally provide the Company with increased interest income, consumer loans may involve a greater risk of default.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2005

The following table presents a five year comparison of loans by type. With the exception of those categories included in the comparison, there are no loan concentrations which exceed 10% of total loans. Additionally, Premier's loan portfolio contains no loans to foreign borrowers nor does it have a material volume of highly leveraged transaction lending.

LOAN SUMMARY
(Dollars in thousands)
	As of December 31,
	2005	%	2004	%	2003	%	2002	%	2001	%
Summary of Loans by Type
Commercial, secured by real estate	$85,989	26.2%	$101,567	31.3%	$101,325	30.5%	$109,571	29.3%	$106,726	27.7%
Commercial, other	49,362	15.0	40,923	12.6	38,063	11.5	51,347	13.8	59,364	15.4
Real estate construction	11,070	3.4	5,906	1.8	5,414	1.6	7,318	2.0	8,245	2.1
Real estate mortgage	134,570	40.9	128,243	39.5	126,134	38.0	134,271	36.0	135,937	35.4
Agricultural	1,670	0.5	2,380	0.7	3,032	0.9	4,381	1.2	5,402	1.4
Consumer	42,096	12.8	44,470	13.7	56,216	17.0	63,534	17.0	68,300	17.7
Other	3,960	1.2	1,438	0.4	1,610	0.5	2,677	0.7	966	0.3
Total loans	$328,717	100.0%	$324,927	100.0%	$331,794	100.0%	$373,099	100.0%	$385,019	100.0%

Non-performing Assets
Non-accrual loans	$3,751		$6,847		$11,958		$8,197		$6,302
Accruing loans which are contractually past due 90 days or more	853		739		4,137		1,238		5,612
Restructured loans	1,540		238		104		129		338
Total non-performing and restructured loans	6,144		7,824		16,199		9,564		12,252
Other real estate acquired through foreclosures	2,049		2,247		3,187		3,505		5,508
Total non-performing and restructured loans and other real estate	$8,193		$10,071		$19,386		$13,069		$17,760

Non-performing and restructured loans as a % of total loans	1.87%		2.41%		4.88%		2.56%		3.18%
Non-performing and restructured loans and other real estate as a % of total assets (1)	1.55%		1.87%		3.57%		2.21%		2.93%

Allocation of Allowance for Loan Losses
Commercial, other	$1,071	16.7%	$1,734	13.7%	$4,166	12.9%	$2,294	15.7%	$1,379	17.1%
Real estate, construction	134	3.4	83	1.8	662	1.6	632	2.0	488	2.1
Real estate, other	3,810	67.1	4,276	70.8	4,886	68.5	4,341	65.3	3,235	63.1
Consumer installment	772	12.8	1,255	13.7	2,478	17.0	977	17.0	1,178	17.7
Unallocated	2,105		2,036		2,108		1,454		1,091
Total	$7,892	100.0%	$9,384	100.0%	$14,300	100.0%	$9,698	100.0%	$7,371	100.0%

(1) From continuing operations

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2005

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

    Total non-performing assets, which consist of past-due loans on which interest is not being accrued ("non accrual loans"), foreclosed properties in the process of liquidation ("OREO"), loans with restructured terms to enable a delinquent borrower to repay and accruing loans past due 90 days or more, were $8.2 million, or 1.55% of total assets of continuing operations at year-end 2005. The amount is down significantly from the $10.1 million of non-performing assets (1.87% of total assets of continuing operations) at year-end 2004 and the $19.4 million of non-performing assets (3.57% of total assets of continuing operations) at year-end 2003. The decrease in 2005 was due to the collection or rehabilitation of previously delinquent loans, the charge-offs of loans determined to be uncollectible and the sale of $1.7 million of OREO property. The decrease in 2004 was due to charge-offs of loans determined to be uncollectible, the sale of $4.5 million of OREO property, and the collection or rehabilitation of previously delinquent loans. As management's efforts to collect these loans upon maturity continue, loans are only renewed using Premier's strengthened credit policies. Otherwise, loans may be placed on non-accrual status and foreclosure proceedings begun to obtain and liquidate any collateral securing the past due or matured loans. Premier is committed to continuing to reduce its high level of non-performing assets and implementing strong underwriting standards to help maintain a lower level of non-performing assets in the future. This effort is revealed in the decline in non-performing assets from the end of 2001 to the end of 2002, primarily related to the sale of OREO properties and the decline in loans 90+ days past due. Premier's efforts at its other affiliate banks in 2003 and 2004 are masked by the high level of non-performing assets at Farmers Deposit Bank, which alone totaled $12.5 million at December 31, 2003. At December 31, 2004, the non-performing assets at Farmers Deposit Bank had declined to $6.8 million, leaving $3.3 million of total non-performing assets at the other Affiliate Banks combined. By December 31, 2005, the non-performing assets at Farmers Deposit Bank had declined even further to $4.7 million.

    The Loan Summary table presents five years of comparative non-performing asset information. Other than these loans and the impaired loans discussed in Note 6 to the consolidated financial statements, Premier does not have a significant volume of loans whereby management has serious doubts about the borrowers ability to comply with the present repayment terms of the loan.

    It is Premier's policy to place loans that are past due over 90 days on non-accrual status, unless the loans are adequately secured and in the process of collection. Premier had no commitments to provide additional funds on non- accrual loans at December 31, 2005. For real

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2005

estate loans, upon repossession, the balance of the loan is transferred to "Other Real Estate Owned" (OREO) and carried at the lower of the outstanding loan balance or the fair value of the property based on current appraisals and other current market trends less estimated disposal costs. If a writedown of the OREO property is necessary at the time of foreclosure, the amount is charged against the allowance for loan losses. A periodic review of the recorded property value is performed in conjunction with normal loan reviews, and if market conditions indicate that the recorded value exceeds the fair market value less estimated disposal costs, additional writedowns of the property value are charged directly to operations.

    During 2003 Premier recognized $466,000 of OREO writedowns. During 2004, Premier realized a $123,000 net profit on the disposition of OREO properties, net of writedowns, while in 2005 Premier realized $17,000 net profit on the disposition of OREO properties. Although loans may be classified as non-performing, some continue to pay interest irregularly or at less than original contracted terms. During 2005, approximately $93,000 of interest was recognized on non-accrual and restructured loans, while approximately $429,000 would have been recognized in accordance with their original terms.

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

    A loan is categorized and reported as impaired when it is probable that the creditor will be unable to pay all of the principal and interest amounts according to the contractual terms of the loan agreement. In determining whether a loan is impaired, management considers such factors as past payment history, recent economic events, current and projected financial condition and other relevant information that is available at the time. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage, consumer, and credit card loans, and on an individual basis for other loans. If a loan is deemed to be impaired

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2005

an evaluation of the amount of estimated loss is performed assessing the present value of estimated future cashflows using the loan's existing rate or assessing the fair and realizable value of the loan collateral if repayment is expected solely from the collateral. The estimation of loss is assigned to the impaired loan and is used in determining the adequacy of the allowance for loan losses. For impaired loans, this estimation of loss is reevaluated quarterly and, if necessary, adjusted based upon the current known facts and circumstances related to the loan and the borrower. Additional information on Premier's impaired loans is contained in Note 6 to the consolidated financial statements. The sum of the calculations and estimations of the risk of loss in a given loan portfolio is compared to the recorded balance of the allowance for loan losses. If the total allowance is deemed to be inadequate a charge to earnings is recorded to increase the allowance. Conversely, should an evaluation of the allowance result in a lower estimate of the risk of loss in the loan portfolio and the allowance is deemed to be more than adequate, a reversal of previous charges to earnings ("a negative provision") may be warranted in the current period. Events that may lead to negative provisions included greater than anticipated recoveries, a reduction in the historical loss ratios, securing more collateral on an impaired loan during the collection process, or receiving payment in full on an impaired loan.

    At December 31, 2005, the allowance for loan losses was $7.9 million or 2.40% of total year-end loans. This ratio is a decrease from the prior year’s 2.89% and the 4.31% at the end of 2003. The decrease in the allowance in 2005 was the result of charge-offs of loans previously identified as impaired partially offset by $719,000 of recoveries. The decrease in the allowance in 2004 was the result of charge-offs of loans previously identified as impaired partially offset by $1.1 million of recoveries and $1.0 million of additional provisions for loan losses during 2004. In management's opinion, the allowance for loan losses is adequate to absorb the current estimated risk of loss in the existing loan portfolio. The summary of the allowance for loan losses allocated by loan type is presented in the Loan Summary Table above.

    The following table provides a detailed history of the allowance for loan losses, illustrating charge-offs and recoveries by loan type, and the annual provision for loan losses over the past five years. The provision for loan losses in 2005 was only $4,000. During the third and fourth quarters of 2005, negative provisions were recorded substantially offsetting the provisions recorded during the first half of the year. During the latter half of 2005, Premier realized collections of previously impaired loans whereby estimated losses were previously assigned to the loan as well as recoveries of previously charged-off loans. These positive events as well as the ongoing reduction in Premier’s historical loss ratios resulted in a lower estimate of the risk of loss in the loan portfolio and, thus, negative provisions were warranted. Future provisions to the allowance for loan losses, positive or negative, will depend on future improvement or deterioration in estimated credit risk in the loan portfolio as well as whether additional payments are received on loans having significant credit risk.  The provision for loan losses in 2004 was $1.0 million, down significantly from the $20.5 million provision in 2003. The provision in 2004 was the result of newly identified impaired loans and increases in the volume of loans outstanding at the banks located in West Virginia. The high level of provision in 2003

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2005

was the result of the net charge-offs and increase in impaired loans at Farmers Deposit. Premier continually evaluates the adequacy of its allowance for loan losses, and changes in the provision are based on the estimated probable incurred loss of the loan portfolio.

SUMMARY OF LOAN LOSS EXPERIENCE
(Dollars in thousands)
	For the Year Ended December 31
	2005	2004	2003	2002	2001
Allowance for loan losses, beginning of period	$9,384	$14,300	$9,698	$7,371	$6,617
Amounts charged off:
Commercial, financial and agricultural loans	736	1,520	4,417	4,080	2,585
Real estate construction loans	0	5	0	833	480
Real estate loans - other	549	2,413	6,427	1,072	3,013
Consumer installment loans	930	3,054	5,669	1,904	1,725
Total charge-offs	2,215	6,992	16,513	7,889	7,803

Recoveries on amounts previously charged-off:
Commercial, financial and agricultural loans	91	264	145	138	163
Real estate construction loans	1	1	37	16	1
Real estate loans - other	84	87	74	163	10
Consumer installment loans	543	698	346	446	299
Total recoveries	719	1,050	602	763	473

Net charge-offs	1,496	5,942	15,911	7,126	7,330
Provision for loan losses	4	1,026	20,513	9,453	8,350
Balance of disposed subsidiaries	0	0	0	0	(266)

Allowance for loan losses, end of period	$7,892	$9,384	$14,300	$9,698	$7,371

Average total loans	$326,615	$325,610	$352,156	$382,763	$424,903
Total loans at year-end	328,717	324,927	331,794	373,099	384,940

As a percent of average loans
Net charge-offs	0.46%	1.82%	4.52%	1.86%	1.73%
Provision for loan losses	0.00%	0.32%	5.83%	2.47%	1.97%
Allowance for loan losses	2.42%	2.88%	4.06%	2.53%	1.73%

As a percent of total loans at year-end
Allowance for loan losses	2.40%	2.89%	4.31%	2.60%	1.91%

As a multiple of net charge-offs
Allowance for loan losses	5.28X	1.58X	0.90X	1.36X	1.01X
Income before tax and provision for loan losses	4.32X	0.65X	0.35X	0.80X	1.76X

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2005

Net charge-offs in 2005 decreased to $1.5 million, down $4.4 million or 75% from the $5.9 million of net charge-offs experienced in 2004. Approximately $641,000 or 43% of the 2005 net charge-offs and $4.8 million or 81% of the 2004 net charge-offs were at Farmers Deposit Bank. In 2003 net charge-offs totaled $15.9 million with approximately $14.3 million or 90% of the 2003 net charge-offs at Farmers Deposit Bank. While all categories of loan charge-offs were down in 2005, consumer loan charge-offs continued to exceed the other categories of loan charge-offs. Although management believes it has identified the significant remaining credit risk in the loan portfolio, additional charge-offs may be recorded in the coming months due to the high level of non-performing loans and the resolution of collection efforts on those loans. These factors are considered in determining the adequacy of the allowance for loan losses, which at December 31, 2005 was 2.40% of total loans outstanding and 128% of non-performing loans.

The following table presents the maturity distribution and interest sensitivity of selected loan categories at December 31, 2005. Maturities are based upon contractual terms.

LOAN MATURITIES and INTEREST SENSITIVITY
December 31, 2005
(Dollars in thousands)

	Projected Maturities*
	One Year or Less	One Through Five Years	Over Five Years	Total Loans
Commercial, secured by real estate	$30,208	$45,447	$10,334	$85,989
Commercial, other	26,889	19,011	3,462	49,362
Real estate construction	5,519	4,111	1,440	11,070
Agricultural	803	603	264	1,670
Total	$63,419	$69,172	$15,500	$148,091

Fixed rate loans	$14,656	$31,427	$6,106	$52,189
Floating rate loans	48,763	37,745	9,394	95,902
Total	$63,419	$69,172	$15,500	$148,091

Fixed rate loans projected to mature after one year				$37,533
Floating rate loans projected to mature after on year				47,139
Total				$84,672

(*) Based on scheduled or approximate repayments

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2005

Investment Portfolio and
Other Earning Assets

    Investment securities averaged $150.0 million in 2005, relatively unchanged from the $150.2 million averaged in 2004. This increase follows a 5.2% increase from the $142.8 million averaged in 2003. While average investments remained relatively unchanged in 2005, the amount of investments at December 31, 2005 was down $16.5 million from the balance at December 31, 2004. As investments matured in 2005 not all funds were reinvested in the investment portfolio. Some funds were used to satisfy loan growth, deposit withdrawals and debt payments. The increase in average investments in 2004 was the result of weak loan demand and funds from loan paydowns and payoffs at Farmers Deposit Bank. These funds were not used to fund new loans but were instead invested in high-quality debt and mortgage- backed securities.

The following table presents the carrying values of investment securities.

FAIR VALUE OF SECURITIES AVAILABLE FOR SALE
(Dollars in thousands)
	As of December 31
	2005	2004	2003
U.S. Treasury securities	$3,941	$250	$652
U.S. Agency securities	95,300	115,514	106,845
States and political subdivisions	2,514	2,751	6,868
Mortgage-backed securities	35,639	34,942	31,810
Corporate securities	25	435	1,471
Total securities	$137,419	$153,892	$147,646

    As sources of funds (deposits, federal funds purchased, and repurchase agreements with corporate customers) fluctuate, excess funds are initially invested in federal funds sold and other short-term investments. Based upon analyses of asset/liability repricing, interest rate forecasts, and liquidity requirements, funds are periodically reinvested in high-quality debt securities, which typically mature over a longer period of time. At the time of purchase, management determines whether the securities will be classified as trading, available-for-sale, or held-to-maturity. At December 31, 2005 all of Premier's investments were classified as available-for-sale and carried on the books at market value.

    As shown in the following Securities Maturity and Yield Analysis table, the average maturity period of the securities available-for-sale at December 31, 2005 was 4 years 2 months, lengthened somewhat by the 10 year 11 month average final maturity of the mortgage-backed securities portfolio. The table uses a final maturity method to report the average maturity of mortgage-backed securities, which excludes the effect of monthly payments and prepayments. Approximately 72% of Premier's investment securities are U.S. Government agency or Treasury

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2005

securities that have an average maturity of 1 year 10 months. The average maturity of the investment portfolio is managed at a level to maintain a proper matching with interest rate risk guidelines. During 2004, Premier sold a portion of the securities classified as available-for-sale as part of its management of interest rate risk, as shown in the Statements of Cash Flows. Premier does not have any securities classified as trading or held-to-maturity and it has no plans to establish such classifications at the present time. Other information regarding investment securities may be found in the following table and in Note 5 to the consolidated financial statements.

SECURITIES MATURITY AND YIELD ANALYSIS
December 31, 2005
(Dollars in thousands)
	Market Value	Average Maturity (yrs/mos)	Taxable Equivalent Yield*
U.S. Treasury securities
After one but within five years	$3,941		4.31%
Total U.S. Treasury Securities	3,941	2/8	4.31

U.S. Government Agencies securities
Within one year	32,674		2.47
After one but within five years	62,626		3.51
Total U.S. Government Agencies securities	$95,300	1/9	3.15

States and political subdivisions
Within one year	417		4.75
After one but within five years	1,477		4.66
After five but within ten years	241		4.16
Over ten years	379		5.51
Total states and political subdivisions securities	$2,514	3/3	4.75

Mortgage-backed securities**
Within one year	2,754		3.54
After one but within five years	2,071		3.93
After five but within ten years	1,776		4.08
Over ten years	29,038		4.56
Total mortgage-backed securities	$35,639	10/11	4.42

Corporate securities	$25

Total securities available-for-sale	$137,419	4/2	3.54%

(*) Fully tax-equivalent using the rate of 34%
(**) Maturities for mortgage-backed securities are based on final maturity

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2005

Premier's average investment in federal funds sold and other short-term investments decreased by 21.4% in 2005. This follows a 31.5% decrease in 2004. Averaging $23.1 million in 2005, federal funds sold and other short-term investments decreased $6.3 million from the $29.4 million averaged in 2004, and were lower than the $42.8 million averaged during 2003. The decrease in average federal funds sold in 2005 and 2004 was the result of investing more of Premier's available funds into higher yielding investments and using a portion of the funds to reduce outstanding debt and satisfy deposit withdrawals. Fluctuations in federal funds sold and other short-term investments reflect management's goal to maximize asset yields while maintaining proper asset/liability structure, as discussed in greater detail above and in other sections of this report.

Funding Sources

    In 2005, Premier began raising the rates paid on it interest bearing deposits in response to the increase in market interest rates. However, as Premier has been able to reduce a portion of its high rate long-term borrowings, the average rates paid on interest bearing liabilities remained relatively unchanged in 2005. The average rate paid on interest bearing liabilities decreased to 2.30% in 2005, down from the 2.32% paid in 2004. The decrease is largely due to the early redemption of $5.5 million of Premier’s 9.75% Trust Preferred Securities late in 2004 and the payment of 10 quarters of deferred distributions on the Trust Preferred Securities in March 2005. The interest savings more than offset the increase in interest expense due to the rise in rates paid on NOW and money market transactional deposit accounts and on certificates of deposit. In 2004, Premier decreased the rates paid on its interest bearing deposits in response to the decline in market interest rates. The average rate paid on interest bearing liabilities decreased to 2.32% in 2004, down from the 2.63% paid in 2003. The decrease is largely due to declines in rates paid on time deposits as higher rate certificates of deposits were either not renewed at maturity or were redeposited at lower rates in conjunction with the decline in market interest rates. Similarly, rates paid on NOW and money market transactional deposit accounts also declined. Due to alternative sources of investment and an ever increasing sophistication of customers in funds management techniques to maximize return on their money, competition for funds has become more intense. Premier's banks periodically offer special rate products to attract additional deposits.

    Premier’s deposits, on average, decreased by 1.2% or $5.3 million in 2005. The 2005 decrease follows at 5.6% or $26.4 million decrease in 2004 from the average in 2003. In 2005, $13.3 million of the decline in deposits was at Farmers Deposit Bank, partially due to Premier's capital restoration plan as certain deposits were not renewed as part of the plan to reduce the size of the Bank. In Premier’s other markets, deposits, on average, increased by 2.2% or $8.0 million. In 2004, $20.8 million of the decline in deposits was at Farmers Deposit Bank, again partially due to Premier's capital restoration plan to reduce the size of the Bank. The remaining $5.6 million decline in average deposits was largely due to the withdrawal of some public fund deposits which were reestablished as repurchase agreements. Average repurchase agreements

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2005

at Affiliate Banks other than Farmers Deposit increased by $5.8 million during 2004 offsetting the remaining decline in average deposits in 2004.

    In 2005, non-interest bearing deposits increased 7.0% or $4.4 million on average when compared to 2004. In 2004, non-interest bearing deposits increased by 16.1% or $8.7 million on average when compared to 2003. Since no interest is paid on these deposits, an increase in non-interest bearing deposits helps to increase Premier's net interest margin and its profitability. Non-interest bearing deposits are more susceptible to withdrawal and therefore may provide challenges to maintaining adequate liquidity. (See the additional discussion on liquidity below.) In 2005, interest bearing deposits decreased by 2.5% or $9.7 million on average when compared to 2004. The decrease was largely due to a $13.6 million decrease in average interest bearing deposits at Farmers Deposit Bank. The remaining increase was the result of internal growth in Premier’s other markets. In 2004, interest bearing deposits decreased by 8.3% or $35.0 million on average when compared to 2003. The decrease was primarily due to a $21.6 million decrease in average interest bearing deposits at Farmers Deposit Bank. The remaining decrease was the result of the non-renewal of certain high rate time deposits in 2003 that had a carryover effect on 2004 and a decrease in average interest bearing transaction deposits.

The following table provides information on the maturities of time deposits of $100,000 or more at December 31, 2005.

MATURITY OF TIME DEPOSITS $100,000 OR MORE
December 31, 2005
(Dollars in thousands)

Maturing 3 months or less	$6,655
Maturing over 3 months	6,728
Maturing over 6 months	12,530
Maturing over 12 months	16,256
Total	$42,169

    Other funding sources for Premier include short and long-term borrowings. Premier's short-term borrowings primarily consist of federal funds purchased from other banks, and securities sold under agreements to repurchase with commercial customers. These short-term borrowings fluctuate depending on near term funding needs and as part of Premier's management of its asset/liability mix. In 2005, short-term borrowings averaged $8.4 million, up $1.9 million from the average in 2004 due to an increase in public fund repurchase agreements.  In 2004, short-term borrowings averaged $6.5 million, up $1.9 million again from the average in 2003. Near the end of 2003, Farmers Deposit Bank reduced its short-term borrowings to zero as part of Premier's recapitalization plan. This event had the effect of reducing Premier's average short-term borrowings in 2004 by approximately $4.3 million. This decline in short-term borrowings was more than offset by the public fund repurchase agreements established at the Affiliate Banks in 2004 as discussed above.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2005

Long-term borrowings consist of Federal Home Loan Bank (FHLB) borrowings by Premier's banks, other borrowings by the parent holding company and debt issued in the form of subordinated debentures to an unconsolidated trust subsidiary. FHLB advances, on average, declined by 11.9% or $1.2 million in 2005, following a 37.2% or $5.9 million decrease in 2004. Premier uses fixed rate FHLB advances from time-to-time to fund certain residential and commercial loans as well to maximize investment opportunities as part of its interest rate risk management. In 2004, Premier elected not to renew most of its maturing FHLB advances and prepaid a limited number of other FHLB advances in order to reduce its outstanding debt. In 2005, Premier made all of its scheduled principal payments and took advantage of penalty free prepayment opportunities as they became available. At December 31, 2005, FHLB advances totaled $8.3 million and had repayment schedules from five to seven years with $4.0 million maturing in 2010. Other borrowings, on average, declined by 70.1% or $3.7 million in 2005 and 36.5% or $3.0 million in 2004 as the parent company began using available funds to aggressively pay down its outstanding debt in late 2001. At December 31, 2005, other borrowings totaled $1.4 million which consisted of two $701,000 subordinated notes with a 0% interest rate. These notes can only be repaid with the permission of the FRB. For more information on other borrowings, see Note 11 to the consolidated financial statements.

PAYMENTS DUE ON CONTRACTUAL OBLIGATIONS
December 31, 2005
(Dollars in thousands)
	For the Year Ended December 31
	Total	Less than one year	1-3 years	3-5 years	More than five years
Federal Home Loan Bank advances	$8,334	$675	$1,457	$5,614	$588
Notes payable	1,402	1,402	0	0	0
Guaranteed subordinated debentures	15,722	0	0	0	15,722
Operating lease obligations	332	165	148	17	2
Data and item processing contracts*	5,940	1,320	2,640	1,980	0
Total	$31,730	$3,562	$4,245	$7,611	$16,312

* Data and item processing contractual obligations are estimated using the average billing for the last three months of 2005.

    On December 20, 2004, Premier entered into a sixty-three month contract with Fiserv Solutions, Inc. (Fiserv) whereby Fiserv will provide data processing and item processing services to Premier. Conversions by Premier's subsidiary banks to Fiserv systems began on April 15, 2005 and were completed by July 31, 2005. Based upon the average billings of the last three months of 2005, the estimated payments to Fiserv for these services will be approximately $1,320,000 per year beginning in 2006. Actual results may vary depending upon the number and type of accounts actually processed and future customer activity.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2005

Premier's Trust Preferred Securities represent beneficial interests in the assets of PFBI Capital Trust (NASDAQ/NMS-PFBIP). The trust holds $15.7 million of 9.75% Junior Subordinated Deferrable Interest Debentures ("Subordinated Debentures") due in 2027. This total is down from the $20.9 million outstanding at December 31, 2004 due to $5.2 million of early redemptions during the fourth quarter of 2005. Quarterly cash distributions on the Preferred Securities are made to the extent interest on the debentures is received by the trust.

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

    In December 2002, The Federal Reserve Bank of Cleveland ("FRB") denied Premier's request to make the fourth quarter distribution. Accordingly, Premier exercised its right to defer the payment of interest on the Subordinated Debentures related to the Trust Preferred Securities for an indefinite period (which can be no longer than 20 consecutive quarterly periods). Premier continued to defer the payment of interest throughout 2003 and 2004. In the first quarter of 2005, Premier sought and received approval from the FRB to make the first quarter 2005 distribution and all nine previously deferred quarterly distributions. During the deferral period, the deferred distributions also accrued interest at an annual rate of 9.75%. The payment was disbursed on March 31, 2005 to shareholders of record on March 15, 2005. The accrued interest on the deferred distributions was also paid when the deferred distributions were paid on March 31, 2005. The FRB has also approved the payment of current distributions due through March 31, 2006. Although the FRB has approved the payment of the deferred and current distributions through March 31, 2006, Premier is still bound by the Written Agreement and will be required to request the FRB’s approval to pay future distributions. No assurance can be given that the FRB will grant such approval.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2005

As part of a Debt Reduction and Profitability plan presented on January 6, 2003 to the Federal Reserve Bank of Cleveland ("Federal Reserve"), Premier requested and received approval from the Federal Reserve to redeem $3,000,000 of the then outstanding $28,750,000 Trust Preferred Securities. The goal of the redemption was to use a portion of Premier's cash on hand to reduce its total interest cost and thus improve profitability. The redemption reduced Premier's interest cost by approximately $292,000 per year. However, this benefit was partially offset due to the interest accrued in 2003 on the deferred quarterly distributions. In 2004, Premier requested and received approval from the Federal Reserve to redeem $4.5 million of Trust Preferred Securities on October 15, 2004 and another $1.0 million on December 31, 2004. These two redemptions reduced Premier's interest cost by approximately $536,000 per year. In 2005, Premier requested and received approval from the Federal Reserve to redeem $5.0 million of Trust Preferred Securities on December 31, 2005. It is anticipated that this redemption will reduce Premier’s interest cost by approximately $487,000 per year. Future early redemptions, if any, will also require Federal Reserve approval, pursuant to a previously disclosed Written Agreement entered into with the Federal Reserve Bank of Cleveland on January 29, 2003.

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

    The earnings simulation model uses assumptions, maturity patterns, and reinvestment rates provided by Premier and forecasts the effect of instantaneous movements in interest rates of both 100 (1.00%) and 200 (2.00%) basis points. The most recent earnings simulation model projects net interest income would increase by approximately 0.5% over the projected stable rate net interest income if interest rates rise by 100 basis points over the next year. Conversely, the simulation projects an approximate 0.6% decrease in net interest income if interest rates fall by 100 basis points over the next year. Within the same time frame, but assuming a 200 basis point movement in interest rates, the simulation projects that net interest income would increase by 0.9% over the projected stable rate net interest income in a rising rate scenario and would decrease by 1.3% in a falling rate scenario. Under both the 100 and 200 basis point simulations, the percentage changes in net interest income are within Premier's ALCO guidelines.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2005

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

The following table presents summary information about the simulation model's interest rate risk measures and results.

	Year-end 2005	Year-end 2004	ALCO Guidelines

Projected 1-year net interest income
-100 bp change vs. base rate	-0.6%	-0.9%	10%
+100 bp change vs. base rate	0.5%	0.4%	10%
Projected 1-year net interest income
-200 bp change vs. base rate	-1.3%	-1.9%	10%
+200 bp change vs. base rate	0.9%	0.8%	10%

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

    Premier generated $2.1 million of cash from operations in 2005, which compares to $11.5 million in 2004 and $12.2 million in 2003. The decrease in 2005 was primarily the result of the payment of the deferred distributions of the Trust Preferred Securities in March 2005, which came out of cash from operations. Total cash from operations along with the proceeds from the sale and maturity of securities and the repayment of loans were used to purchase securities, satisfy deposit withdrawals, fund new loans and reduce outstanding debt during those years. Net cash provided by liquidating investing activities totaled $7.9 million in 2005, $7.5 million in

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2005

2004 and $29.5 million in 2003. Net cash used to satisfy deposit withdrawals and reduce debt totaled $8.4 million in 2005, $20.9 million in 2004, and $39.5 million in 2003. Details on the sources and uses of cash can be found in the Consolidated Statements of Cash Flows in the consolidated financial statements.

At December 31, 2005, the parent company had over $3.2 million in cash held with its subsidiary banks. This balance along with cash dividends expected to be received from its subsidiaries is sufficient to cover the operating costs of the parent, service its existing other debt and to pay the deferred Trust Preferred distributions approved by the Federal Reserve in the first quarter of 2006. During 2005, the parent company generated $1.5 million of cash from operations and used $5.8 million to redeem a portion of the Trust Preferred Securities outstanding and payoff its outstanding other debt. During 2004, the parent company received $14.3 million from the sale of its subsidiary, Citizens Bank and generated $2.3 million from operations. Premier used a portion of these proceeds to complete the necessary capital injections into Farmers Deposit Bank to maintain the Bank's capital ratios required by the FDIC in accordance with the Order. Premier used a substantial portion of the proceeds to reduce its borrowed funds and redeem a portion of the Trust Preferred Securities outstanding. The remainder was held for future use. Additional information on parent company cash flows and financial statements is contained in Note 21 to the consolidated financial statements.

Capital Resources

    Premier's consolidated average equity-to-asset ratio increased to 9.77% during 2005, up from 8.23% in 2004 and from 7.87% during 2003. The ratios for all three years are considered adequate for a company of Premier's size. The increase in 2005 was largely due to increase in net income in 2005 and the decline in average assets due to the sale of Citizen’s Bank Kentucky on July 1, 2004. The increase in 2004 was largely due to the decline in average total assets due to the sale of Citizen's Bank Kentucky. The Federal Reserve's risk-based capital guidelines and leverage ratio measure the capital adequacy of banking institutions. The risk- based capital guidelines weight balance sheet assets and off-balance sheet commitments by prescribed factors relative to credit risk, thus eliminating disincentives for holding low risk assets and requiring more capital for holding higher risk assets. At year-end 2005, Premier's risk adjusted capital-to-assets ratio was 19.1% compared to 18.9% at December 31, 2004. Both of these ratios are well above the minimum level of 8.0% prescribed for bank holding companies of Premier's size. The leverage ratio is a measure of total tangible equity to total tangible assets. Premier's leverage ratio at December 31, 2005 was 10.6% compared to 9.7% at December 31, 2004. Both of these ratios are above the recommended 4.0% to 5.0% recommended by the Federal Reserve. The increase in the 2005 ratios was the result of the increase in total capital due to the increase in net income and decline in total assets resulting from the sale of Citizens Bank, coupled with a decrease in disallowed deferred tax assets. In accordance with Federal Reserve guidelines for all banks and bank holding companies, deferred tax assets are subtracted from Premier's available total equity ("disallowed") if they generally cannot be realized through available tax refunds in

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2005

a next twelve month timeframe. Premier's capital ratios are the direct result of management's desire to maintain a strong capital position. Additional information on Premier's capital ratios and the capital ratios of its larger banks may be found in Note 20 to the consolidated financial statements.

While dividend payments to its shareholders are currently restricted by agreement with the FRB, the primary source of funds for dividends paid by Premier is the dividends received from its subsidiary banks. Banking regulations limit the amount of dividends that may be paid without prior approval of the regulatory agencies. Under these regulations, the amount of dividends that may be paid without prior approval in any calendar year is limited to the current year's net profits, as defined, combined with the retained net profits of the preceding two years, subject to regulatory capital requirements and additional restrictions more fully described in Note 20 to the consolidated financial statements. During 2006, Premier's banks could, without prior approval, declare and pay to Premier dividends of approximately $2.5 million plus any 2006 net profits retained through the date of declaration by Ohio River Bank, Boone County Bank and First Central Bank. In 2005, Citizens Deposit Bank requested and received approval from the Federal Reserve to pay a $3.0 million dividend in March 2005. This amount was substantially higher than the bank’s prior two years of reported net income. As such, Citizens Deposit Bank must continue to request approval for up to two years to pay any future dividends to the parent company out of its current earnings. Likewise, Farmers Deposit Bank is under a similar restriction on the payment of dividends due to the net cumulative losses it has recorded over the past two years.

Additional information on the capital position of Premier is included in the following table.

SELECTED CAPITAL INFORMATION
(Dollars in thousands)
	As of December 31
	2005	2004	Change
Stockholders’ Equity	$54,287	$51,029	$3,258
Qualifying capital securities of subsidiary trust	15,250	17,185	(1,935)
Disallowed amounts of goodwill and other intangibles	(15,816)	(15,816)	0
Disallowed deferred tax assets	(628)	(1,743)	1,115
Unrealized loss on securities available for sale	1,718	527	1,191
Tier I capital	$54,811	$51,182	$3,629

Tier II capital adjustments
Qualifying capital securities of subsidiary trust	0	3,065
Allowable amount of the allowance for loan losses	3,899	3,916
Total capital	$58,710	$58,163

Total risk-weighted assets	$307,951	$307,805

Ratios
Tier I capital to risk-weighted assets	17.80%	16.63%
Total capital to risk-weighted assets	19.06%	18.90%
Leverage at year-end	10.61%	9.74%

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2005

INCOME STATEMENT ANALYSIS
Net Interest Income

    Net interest income, the amount by which interest generated from earning assets exceeds the expense associated with funding those assets, is Premier's most significant component of earnings. Net interest income on a fully tax-equivalent basis was $20.0 million in 2005, up 9.6% from the $18.2 million earned in 2004 which follows a 6.9% decrease in 2004 from 2003. When net interest income is presented on a fully tax-equivalent basis, interest income from tax-exempt earning assets is increased by the amount equivalent to the federal income taxes which would have been paid if this income were taxable at the statutory federal tax rate of 34% for companies of Premier's size. The increase in net interest income in 2005 is largely due to an increase in interest income from loans and investments due to higher yields and a decrease in interest expense due to a reduction in outstanding debt. As shown in the Rate Volume Analysis table below, increases in the yields on loans, investments and other earning assets increased Premier’s interest income by $1.2 million. This increase was complemented by interest expense savings of over $1.0 million due to the reduction of outstanding debt, FHLB borrowings and other borrowings. Some of this interest expense savings was offset by higher interest paid on deposits and other short-term borrowings due to overall higher rates paid on deposits and an increase average certificates of deposit outstanding. The combined effect was to increase net interest income by $1,752,000 for the year.

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

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2005

RATE VOLUME ANALYSIS OF CHANGES IN NET INTEREST INCOME
(Dollars in thousands on a tax equivalent basis)
	2005 vs 2004			2004 vs 2003
	Increase (decrease) due to change in			Increase (decrease) due to change in
	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest income*:
Loans	$72	$414	$486	$(1,947)	$(1,704)	$(3,651)
Investment securities	(8)	394	386	311	(401)	(90)
Federal funds sold	(61)	426	365	(211)	122	(89)
Deposits with banks	5	0	5	0	(1)	(1)
Total interest income	$8	$1,234	$1,242	$(1,847)	$(1,984)	$(3,831)

Interest expense:
Deposits
NOW and money market	$(104)	$223	$119	$(234)	$(521)	$(755)
Savings	(25)	(84)	(109)	79	(339)	(260)
Certificates of deposit	252	197	449	(517)	(705)	(1,222)
Short-term borrowings	38	24	62	25	42	67
Other borrowings	(108)	(126)	(234)	(143)	12	(131)
FHLB borrowings	(67)	10	(57)	(335)	65	(270)
Debt	(524)	(216)	(740)	(100)	181	81
Total interest expense	$(539)	$29	$(510)	$(1,225)	$(1,265)	$(2,490)
Net interest income*	$547	$1,205	$1,752	$(622)	$(719)	$(1,341)

(*) Fully taxable equivalent using the rate of 34% Note - Changes to rate/volume are allocated to both rate and volume on a proportional dollar basis

    As net interest income dollars increased in 2005, Premier’s net interest margin also increased. In 2005, the yield earned on investment securities increased 26 basis points to 3.44% while the average yield on the loan portfolio increased 13 basis points to 7.23%. The yield on federal funds sold increased 194 basis points to 3.23%. The net result on all earning assets was to increase the yield 30 basis points to 5.90% in 2005, up from the 5.60% earned in 2004 but still down slightly from the 5.97% earned in 2003. Similarly, in 2005 Premier increased the average rate paid on its deposits by 17 basis points to keep competitive with national and local market rates. Premier also increased the rates paid on its short-term borrowings by 34 basis points. However, these rate increases were offset by reductions in other borrowings, FHLB advances and Premier’s subordinated debentures. Furthermore, due to the payment of the cumulative deferred Trust Preferred distributions in March, the effective rate on the outstanding principal balance of the debt decreased by 90 basis points to 10.40%. The overall effect on all interest bearing liabilities was to actually reduce the cost of funds 2 basis points to 2.30% in 2005, down from 2.32% in 2004 and2.63% in 2003. As a result Premier's net interest spread increased by 33 basis points and its net interest margin increased by 39 basis points to 4.00% in 2005, up from 3.61% in 2004 and 3.63% in 2003. Further discussion of interest income is included in the section of this report entitled "Balance Sheet Analysis."

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2005

Non-interest Income and Expense

    Non-interest income has been and will continue to be an important factor for improving profitability. Recognizing this importance, management continues to evaluate areas where non-interest income can be enhanced. As shown in the table of Non-interest Income and Expense below, total fees and other income increased by 11.8% or $414,000 in 2005. The increase in 2005 is largely due to an increase in service charges of deposit accounts and secondary market mortgage commissions (reported in other income.) In 2004, total fees and other income increased by 1.7% or $58,000 in 2004. The increase in 2004 is largely due to an increase in service charges on deposit accounts, substantially offset by declines in insurance commissions and other sources of non-interest income. Service charges on deposit accounts increased to $2,732,000 in 2005, an increase of 8.7% or $219,000. This increase follows a 16.0% or $346,000 increase in 2004 over 2003. The increases are the result of changes in the way Premier charges customers for over drawing their checking accounts and a general increase in customers and activity. Insurance commissions increased in 2005 by $15,000 following a $70,000 decline in 2004. The increase in 2005 is largely due to an increase in new loan generations as loan demand increased in 2005. The decline in 2004 was largely due to lower new loan generations resulting from lower loan demand and stiffer competition from larger banks. Other income increased 19.2% or $180,000 in 2005 largely due to an increase in the commissions from originating secondary market mortgage loans, an increase in debit and ATM card transaction fees and an increase in revenue from other traditional banking services such as checkbook sales and safe box rental. These increases were partially offset by lower data processing revenue from non-affiliate banks as Premier’s data processing subsidiary ceased providing these services in late 2004 and early 2005. Other income decreased 18.8% or $218,000 in 2004 from the high amount of other income reported in 2003. This is primarily the result of a lower volume of commissions from originating secondary market mortgage loans, lower data processing revenue from non-affiliate banks, and a high level of 2003 collections of loans retained from the Bank of Mt. Vernon and Sabina Bank sales.

    In 2005, Premier did not execute any sales of investment securities. In 2004, Premier realized $100,000 in net gains on securities sales. These securities were sold as part of Premier's management of its asset/liability position and to liquidate certain tax exempt investments in order to generate future taxable income. In 2003, Premier realized $616,000 in net gains on securities sales. Again, these securities were sold as part of Premier's management of its asset/liability position and to liquidate the tax-exempt investments at Farmers Deposit Bank in order to generate taxable income in the future.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2005

The following table is a summary of non-interest income and expense for each of the years the three-year period ending December 31, 2005.

NON-INTEREST INCOME AND EXPENSE
(Dollars in thousands)
				Increase (Decrease) Over Prior Year
				2005		2004
	2005	2004	2003	Amount	Percent	Amount	Percent
Non-interest income:
Service charges on deposit accounts	$2,732	$2,513	$2,167	$219	8.71	$346	15.97
Insurance income	69	54	124	15	27.78	(70)	(56.45)
Other	1,119	939	1,157	180	19.17	(218)	(18.84)
Total fees and other income	$3,920	$3,506	$3,448	414	11.81	$58	1.65
Investment securities gains (losses)	0	100	616	(100)		(516)
Total non-interest income	$3,920	$3,606	$4,064	$314	8.71	$(458)	(11.27)

Non-interest expense:
Salaries and wages	$7,443	$7,103	$6,768	$340	4.79	$335	4.95
Employee benefits	1,642	1,633	1,955	9	0.55	(322)	(16.47)
Total staff costs	9,085	8,736	8,723	349	3.99	13	0.15
Occupancy and equipment	2,262	2,141	2,260	121	5.65	(119)	(5.27)
Outside data processing	1,505	1,023	1,062	482	47.12	(39)	(3.67)
Professional fees	554	2,271	1,338	(1,717)	(75.61)	933	69.73
Taxes, other than payroll, property and income	423	589	534	(166)	(28.18)	55	10.30
OREO losses and expenses	52	(45)	540	97	(215.56)	(585)	(108.33)
Bad check losses	36	94	461	(58)	(61.70)	(367)	(79.61)
Supplies	362	365	379	(3)	(0.82)	(14)	(3.69)
Accelerated amortization of Trust Preferred issuance costs	184	214	124	(30)	(14.02)	90	72.58
Other expenses	2,842	$2,394	$2,211	$448	18.71	$183	8.28
Total non-interest expenses	$17,305	$17,782	$17,632	$477	(2.68)	$150	0.85

    Just as management continues to evaluate areas where non-interest income can be enhanced, it strives to find ways to improve the efficiency of its operations and utilize the economies of scale of the consolidated entity to reduce its operating costs. Premier’s 2005 net overhead ratio, or non-interest expense less non-interest income excluding securities transactions and other similar non-operating transactions to average earning assets was 2.67%, a decrease from the 2.82% realized in 2004 but still higher than the 2.62% ratio realized in 2003. The actual dollars of net overhead declined by 6.2% or $891,000 in 2005 which reduced the ratio by 15 basis points. In 2004, the ratio increased by 20 basis points, while the actual dollars of net overhead expense increased by only 0.7% or $95,000. The primary reason for the increase in the net overhead ratio in 2004 was the 6.1% decrease in average earning assets without a corresponding decrease in operating costs. For the year 2005, net overhead was $13.4 million, down $891,000 from the $14.3 million of 2004 net overhead. The current year increase follows a $95,000 or 0.7% increase in 2004 from the $14.2 million of net overhead in 2003.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2005

Total non-interest expense in 2005 decreased by $477,000, or 2.7% from 2004 as decreases in professional fees, taxes not on income, and bad check losses were only partially offset by higher data processing fees, staff costs, OREO expenses, occupancy and equipment expenses and other operating expenses. Total non-interest expense in 2004 increased by $150,000, or 0.9% from 2003 as decreases in OREO losses, bad check losses and occupancy and equipment expenses were essentially offset by increased professional fees, taxes not on income and other operating expenses.

Staff costs increased by $349,000 or 4.0% in 2005 versus 2004. Normal salary and wage increases in 2005 were increased by the addition of full time internal audit staff at the parent company. The use of employees to perform the internal audits of the company helped to reduce professional fees paid to outside which performed the function in 2004 and earlier. Staff costs increased by only $13,000 or 0.2% in 2004 versus 2003. Increases in salaries and wages were essentially offset by reductions in medical insurance and other benefit costs. In the second quarter of 2003, employees were required to contribute a percentage of the overall medical insurance premium as Premier changed its benefit structure to be more in-line with its competitors. The percentage of employee contribution was phased in over a two year period.

Occupancy and equipment expenses increased by $121,000 or 5.7% in 2005 due to the costs of operating an additional branch location opened in January 2005 plus an increase in equipment costs related to the write-off of old equipment and the purchase of new technology related to Premier’s conversion to an outside data processor in 2005. Occupancy and equipment expenses decreased by $119,000 or 5.3% in 2004 as lower equipment depreciation and maintenance costs were complemented by lower occupancy costs.

Outside data processing expense increased by $482,000 or 47.1% in 2005 as Premier transitioned its internal data and item processing functions to an outsourced provider. Savings in other expense areas such as staff costs, occupancy and equipment expense and other operating expenses will be realized as a result of the conversion. In 2004, outside data processing costs decreased by $39,000 or 3.7% versus 2003 as costs related to the data processing subsidiary were relatively unchanged from year to year.

Professional fees decreased by $1,717,000 or 75.6% in 2005 versus 2004 largely due to the increased audit costs as well as legal fees and other professional fees associated with Premier's investigation of Farmers Deposit Bank and the related SEC investigation in 2004 as disclosed in previous filings. Professional fees also declined in 2005 as a result of bringing the internal audit function in-house. Professional fees increased by $933,000 or 69.7% in 2004 versus 2003 largely due to legal and audit costs related to the Farmers Deposit Bank investigation.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2005

Taxes not on income decreased by $166,000 or 28.1% in 2005 versus 2004. The decrease in 2005 is largely due to a decrease in the taxable equity of the two Kentucky banks subject to the Kentucky Bank Franchise Tax. Taxes not on income increased by $55,000 or 10.3% in 2004 versus 2003. The increase in 2004 is due to an increase in franchise taxes imposed by the states in which the Banks operate.

OREO writedowns and expenses totaled $52,000 in 2005, a $97,000 increase over the net $45,000 benefit realized in 2004. The 2005 expense represents the costs to operate, maintain and liquidate Other Real Estate through foreclosure in satisfaction of unpaid loans. In 2004, Premier realized $123,000 of net profit from the disposition of OREO properties. A majority of the gains on the disposition of OREO were on properties from which no previous writedowns had occurred. This profit more than offset the costs of maintaining the remaining OREO property held in 2004. The net benefit in 2004 is a $585,000 decrease from the $540,000 of OREO writedowns and expenses recorded in 2003.

Bad check losses declined for the second year in a row to $36,000 in 2005. Bad check losses totaled $94,000 in 2004, a $367,000 decrease from the $461,000 recorded in 2003. The increase in 2003 was primarily the result of bad checks losses at Farmers Deposit Bank related to dishonored checks discovered during investigation. A partial collection of these checks was realized in the first quarter of 2006.

Accelerated Trust Preferred issuance costs were recognized in 2003, 2004 and 2005. At the time of issuance, the costs to originate the Trust Preferred Securities were capitalized. The costs are being amortized over the 30 year life of the securities which mature in 2027 and are recorded as an adjustment to interest expense. In March 2003, Premier redeemed $3.0 million of the Trust Preferred Securities in accordance with the terms of the instrument. At that time an amount of the remaining unamortized issuance costs proportional to the $3.0 million of the then $28.8 million of Trust Preferred Securities outstanding was expensed to non-interest expense. This amount totaled $124,000 in 2003. Likewise, as a result of the $4.5 million early redemption on October 15, 2004 and the additional $1.0 million redeemed on December 31, 2004, Premier expensed $214,000 of the issuance costs. In 2005, as a result of the $5.0 million early redemption on December 31, 2005, Premier expensed $184,000 of the issuance costs. Additional information on the Trust Preferred Securities is contained in Note 12 to the consolidated financial statements.

Other expenses totaled $2.8 million in 2005, an 18.7% or $448,000 increase from the $2.4 million recorded in 2004. The increase in 2005 is largely due to costs and fees related to Premier’s conversion to an outsource data and item processing provider. These costs include the travel and training of employees, fees and travel expense reimbursements paid to Fiserv to convert Premier’s data and costs associated with upgrading Premier’s computer networks. In 2004, other expenses increased $183,000 or 8.3% from the $2.2 million of other expenses recorded in 2003. The increase in 2004 is largely due to a $165,000 writedown of the former headquarters of Premier located in Georgetown Kentucky prior to its sale.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2005

An analysis of the allowance for loan losses and related provision for loan losses is included in the Loan Portfolio section of the Balance Sheet Analysis of this report.

Applicable Income Taxes

    Premier recognized $2.0 million of income tax expense related to continuing operations in 2005. This amount compares to $899,000 of income tax expense recorded in 2004 and the $5.3 million income tax benefit recognized in 2003. The benefit in 2003 was due to the pretax losses realized by Premier. Premier's effective tax rate was 31.4% in 2005 and 2004, down from the negative (35.5%) in 2003. Premier's effective tax rate in 2003 was increased by the benefits of holding tax-exempt investments and other tax saving instruments. These tax saving benefits helped to reduce Premier's positive tax rate in 2005 and 2004 to 31.4% from the 34.0% statutory rate. Additional information regarding income taxes is contained in Note 13 to the consolidated financial statements.

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

SUMMARY RESULTS OF OPERATIONS
FOURTH QUARTER 2005

    Income from continuing operations for the three months ended December 31, 2005 totaled $1,537,000, a $978,000 or 175% increase from the $559,000 of income from continuing operations reported for the fourth quarter of 2004. On a per share basis, Premier's income from continuing operations for the fourth quarter of 2005 was 29 cents per share, compared to 11 cents per share for the same quarter last year.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2005

Net interest income totaled $5,177,000 for the fourth quarter of 2005, an increase of $375,000 or 7.8% from the net interest income earned in the same quarter of 2004. The increase is the result of higher interest income on loans and investments largely due to higher yields. This increase in interest income was partially offset by an increase in interest expense. An increase in interest expense on deposits as a result of higher rates paid was partially reduced by a decrease in interest expense on borrowings due to lower outstanding balances. During the fourth quarter of 2005, Premier reversed $290,000 of previously recorded provisions for loan losses (negative provisions). This compares to $355,000 of positive provisions in the fourth quarter of 2004. The negative provisions in the fourth quarter of 2005 were the result of continued improvement in the estimated credit risk at banks formerly subject to regulatory agreements and payments on loans previously identified as having significant credit risk at Farmers Deposit Bank. Future provisions to the allowance for loan losses, positive or negative, will depend on future improvement or deterioration in estimated credit risk in the loan portfolio as well as whether additional payments are received on loans having significant credit risk.  Non-interest income excluding securities transactions totaled $1,036,000 in the fourth quarter of 2005, an increase of $166,000 or 19.1% from the $870,000 in the fourth quarter of 2004. The increase was largely due to an increase in service charge revenue on deposit accounts as well as increases in debit card and ATM transaction fees and secondary market mortgage commissions. Non-interest expense totaled $4,245,000 in the fourth quarter of 2005, a $339,000 or 7.4% decrease from the $4,584,000 reported for the fourth quarter of 2004. A decrease in professional fees was only partially offset by increases in outside data processing costs, OREO expenses and writedowns, and other operating expenses. Additional quarterly financial data is provided in Note 22 to the consolidated financial statements.

ADOPTION OF NEW ACCOUNTING STANDARDS

    Recently Issued Accounting Standards Not Yet Adopted - FAS 123, Revised, requires all public companies to record compensation cost for stock options provided to employees in return for employee service. The cost of stock options is measured at the fair value of the options when granted. This cost will be required to be expensed over the employee service period, which is normally the vesting period of the options. This Standard will apply to stock option awards granted or modified beginning in 2006. Compensation cost will also be recorded for options already granted that have a vesting period beyond December 31, 2005. The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted. The effect of existing options that will continue to vest after the adoption date is anticipated to be $27 in 2006 and $9 in 2007. The will also be no significant effect on the financial position of the Company as total equity will not change as a result of the required recording of compensation cost.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2005

Item 8. Financial Statements and Supplementary Data

    The Company's Financial Statements and related Independent Auditors' Report are presented in the following pages. The financial statements filed in this Item 8 are as follows:

Report of Independent Registered Public Accounting Firm

Financial Statements:
Consolidated Balance Sheets - December 31, 2005 and 2004
Consolidated Statements of Operations - Years Ended December 31, 2005, 2004, and 2003
Consolidated Statements of Comprehensive Income - Years Ended December 31, 2005, 2004, and 2003
Consolidated Statements of Changes in Stockholders' Equity - Years ended
December 31, 2005, 2004, and 2003
Consolidated Statements of Cash Flows - Years ended December 31, 2005, 2004, and 2003
Notes to Consolidated Financial Statements

.

PREMIER FINANCIAL BANCORP, INC.

CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Premier Financial Bancorp, Inc.
Huntington, West Virginia

We have audited the accompanying consolidated balance sheets of Premier Financial Bancorp, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Premier Financial Bancorp, Inc. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

Crowe Chizek and Company LLC

Columbus, Ohio
March 17, 2006

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2005 and 2004
(In Thousands, Except Per Share Data)

	2005	2004
ASSETS
Cash and due from banks	$16,080	$14,474
Federal funds sold	18,812	17,342
Securities available for sale	137,419	153,892
Loans	328,717	324,927
Allowance for loan losses	(7,892)	(9,384)
Net loans	320,825	315,543
Federal Home Loan Bank and Federal Reserve Bank stock	3,060	2,611
Premises and equipment, net	7,126	7,257
Real estate and other property acquired through foreclosure	2,049	2,247
Interest receivable	2,661	2,740
Goodwill	15,816	15,816
Other assets	4,476	5,333
Total assets	$528,324	$537,255

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Non-interest bearing	$69,856	$68,380
Time deposits, $100,000 and over	42,169	40,213
Other interest bearing	323,818	329,205
Total deposits	435,843	437,798
Federal funds purchased	-	1,838
Securities sold under agreements to repurchase	9,317	7,208
Federal Home Loan Bank advances	8,334	9,288
Other borrowed funds	-	800
Notes payable	1,402	1,402
Guaranteed junior subordinated interest debentures	15,722	20,876
Interest payable	724	5,532
Other liabilities	2,695	1,484
Total liabilities	474,037	486,226
Commitments and contingent liabilities	-	-

Stockholders' equity
Preferred stock, no par value; 1,000,000 shares authorized;
none issued or outstanding	-	-
Common stock, no par value; 10,000,000 shares authorized;
5,233,897 shares issued and outstanding	1,105	1,103
Surplus	43,458	43,445
Retained earnings	11,442	7,008
Accumulated other comprehensive income (loss)	(1,718)	(527)
Total stockholders' equity	54,287	51,029
Total liabilities and stockholders' equity	$528,324	$537,255

See accompanying notes.

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31
(In Thousands, Except Per Share Data)

	2005	2004	2003
Interest income
Loans, including fees	$23,532	$23,073	$26,731
Investment securities
Taxable	5,014	4,444	3,871
Tax-exempt	96	217	651
Federal funds sold	745	380	469
Other interest income	12	7	7
Total interest income	29,399	28,121	31,729

Interest expense
Deposits	6,725	6,267	8,503
Repurchase agreements and other	180	115	51
FHLB advances and other borrowings	513	807	1,205
Debentures	2,129	2,868	2,788
Total interest expense	9,547	10,057	12,547

Net interest income	19,852	18,064	19,182
Provision for loan losses	4	1,026	20,513
Net interest income after provision for loan losses	19,848	17,038	(1,331)

Non-interest income
Service charges	2,732	2,513	2,167
Insurance commissions	69	54	124
Securities gains	-	100	616
Other	1,119	939	1,157
	3,920	3,606	4,064
Non-interest expenses
Salaries and employee benefits	9,085	8,736	8,723
Occupancy and equipment expenses	2,262	2,141	2,260
Outside data processing	1,505	1,023	1,062
Professional fees	554	2,271	1,338
Taxes, other than payroll, property and income	423	589	534
Write-downs, expenses, sales of other real estate owned	52	(45)	540
Supplies	362	365	379
Bad check losses	36	94	461
Other expenses	3,026	2,608	2,335
	17,305	17,782	17,632
Income (loss) from continuing operations before income taxes	6,463	2,862	(14,899)
Provision (benefit) for income taxes	2,029	899	(5,282)

Income (loss) from continuing operations	4,434	1,963	(9,617)

Discontinued operation
Income (loss) from operations of discontinued component	-	4	(127)
Gain on sale of discontinued component	-	6,664	-
Provision (benefit) for income taxes	-	1,934	(47)
Income (loss) from discontinued operation	-	4,734	(80)

Net income (loss)	$4,434	$6,697	$(9,697)

(continued)

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
Years Ended December 31
(In Thousands, Except Per Share Data)

	2005	2004	2003
Weighted average shares outstanding:
Basic	5,233	5,232	5,232
Diluted	5,248	5,237	5,232

Earnings per share from continuing operations:
Basic	$0.85	$0.37	$(1.84)
Diluted	0.84	0.37	(1.84)

Earnings (loss) per share from discontinued operation:
Basic	$-	$0.90	$(0.01)
Diluted	-	0.90	(0.01)

Net earnings per share:
Basic	$0.85	$1.28	$(1.85)
Diluted	0.84	1.28	(1.85)

See accompanying notes.

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31
(In Thousands, Except Per Share Data)

	2005	2004	2003
Net income (loss)	$4,434	$6,697	$(9,697)

Other comprehensive income (loss):
Unrealized gains and (losses) arising during the period	(1,805)	(1,730)	(726)
Reclassification of realized amount	-	(100)	(618)
Net change in unrealized gain (loss) on securities	(1,805)	(1,830)	(1,344)
Less tax impact	(614)	(622)	(457)
Other comprehensive income (loss):	(1,191)	(1,208)	(887)

Comprehensive income (loss)	$3,243	$5,489	$(10,584)

See accompanying notes.

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2005, 2004 and 2003
(In Thousands, Except Per Share Data)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balances, January 1, 2003	$1,103	$43,445	$10,008	$1,568	$56,124
Net change in unrealized gains (losses) on securities available for sale	-	-	-	(887)	(887)
Net loss	-	-	(9,697)	-	(9,697)
Balances, December 31, 2003	1,103	43,445	311	681	45,540
Net change in unrealized gains (losses) on securities available for sale	-	-	-	(1,208)	(1,208)
Net income	-	-	6,697	-	6,697
Balances, December 31, 2004	1,103	43,445	7,008	(527)	51,029
Net change in unrealized gains (losses) on securities available for sale	-	-	-	(1,191)	(1,191)
Stock options exercised, 1,667 shares	2	13	-	-	15
Net income	-	-	4,434	-	4,434
Balances, December 31, 2005	$1,105	$43,458	$11,442	$(1,718)	$54,287

See accompanying notes.

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31
(In Thousands, Except Per Share Data)

	2005	2004	2003
Cash flows from continuing operating activities
Income (loss) from continuing operations	$4,434	$1,963	$(9,617)
Adjustments to reconcile income (loss) to net cash from continuing operating activities
Depreciation and impairment of real estate	976	904	989
Provision for loan losses	4	1,026	20,513
Amortization, net	236	496	567
FHLB stock dividends	(113)	(90)	(139)
Writedowns (gains) on other real estate owned	(17)	(123)	466
Securities gains	-	(100)	(616)
Changes in :
Interest receivable	79	708	1,806
Deferred income taxes	1,119	3,334	(1,693)
Other assets	201	1,774	(2,862)
Interest payable	(4,808)	1,630	2,347
Other liabilities	(18)	(20)	398
Net cash from continuing operating activities	2,093	11,502	12,159

Cash flows from continuing investing activities
Purchases of securities available for sale	(18,486)	(76,861)	(141,891)
Proceeds from sales of securities available for sale	-	1,911	21,926
Proceeds from maturities and calls of securities available for sale	34,143	66,675	115,770
Purchase of FHLB stock, net of redemptions	(336)	(31)	1,466
Proceeds from sale of subsidiary	-	14,311	-
Net change in federal funds sold	(1,470)	(291)	7,696
Net change in loans	(6,120)	311	22,788
Purchases of loan participations from other banks	(1,197)	(2,943)	-
Payments on loan participations with other banks	589	10	-
Purchases of premises and equipment, net	(845)	(205)	(473)
Proceeds from sale of other real estate acquired through foreclosure	1,658	4,610	2,190
Net cash from continuing investing activities	7,936	7,497	29,472

(continued)

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years Ended December 31
(In Thousands, Except Per Share Data)

	2005	2004	2003
Cash flows from continuing financing activities
Net change in deposits	(1,955)	(17,676)	(22,250)
Advances from Federal Home Loan Bank	-	-	2,750
Repayment of Federal Home Loan Bank advances	(954)	(1,417)	(10,288)
Early redemption of debentures, net	(5,000)	(5,500)	(3,000)
Repayment of other borrowed funds	(800)	(5,400)	(1,500)
Proceeds from stock option exercises	15	-	-
Net change in federal funds purchased	(1,838)	1,838	-
Net change in agreements to repurchase securities	2,109	7,208	(5,255)
Net cash from continuing financing activities	(8,423)	(20,947)	(39,543)

Net change in cash and cash equivalents from continuing activities	1,606	1,948	2,088)

Cash and cash equivalents of continuing operations at beginning of year	14,474	16,422	14,334

Cash and cash equivalents of continuing operations at end of year	$16,080	$14,474	$16,422

Supplemental disclosures of cash flow information:
Cash paid during year for -
Interest	$14,354	$8,428	$10,201
Income taxes paid (refunded)	191	(3,946)	(549)

Loans transferred to real estate acquired through foreclosure	$1,443	$3,547	$2,338

Cash and cash equivalents of discontinued operations
Beginning of year	$-	$5,306	$3,710
Net cash from operating activities	-	432	829
Net cash from investing activities	-	(2,636)	5,815
Net cash from financing activities	-	(3,102)	(5,048)
End of year	$-	$-	$5,306

See accompanying notes.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004, and 2003
(Dollars in Thousands, Except Per Share Data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of Premier Financial Bancorp, Inc. (the Company) and its wholly-owned subsidiaries:

			Unaudited
			December 31, 2005
Subsidiary	Location	Year Acquired	Total Assets	Net Income
Citizens Deposit Bank & Trust	Vanceburg, Kentucky	1991	$118,211	$1,826
Farmers Deposit Bank	Eminence, Kentucky	1996	80,839	129
Ohio River Bank	Ironton, Ohio	1998	80,116	843
First Central Bank, Inc.	Philippi, West Virginia	1998	98,779	1,490
Boone County Bank, Inc.	Madison, West Virginia	1998	148,791	2,388
Mt. Vernon Financial Holdings, Inc.	Huntington, West Virginia	1999	1,864	(22)

The Company also owns an inactive data processing subsidiary, Premier Data Services, Inc. All material intercompany transactions and balances have been eliminated.

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

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004, and 2003
(Dollars in Thousands, Except Per Share Data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Securities: The Company classifies its securities portfolio as either securities available for sale or securities held to maturity. Securities held to maturity are carried at amortized cost.

Securities available for sale are carried at fair value. Adjustments from amortized cost to fair value are recorded in stockholders’ equity, net of related income tax, under accumulated other comprehensive income on securities available for sale. Other securities such as Federal Home Loan Bank stock are carried at cost.

Interest income includes amortization of purchase premium or discount computed using the level yield method. Gains or losses on dispositions are based on the net proceeds and adjusted carrying amount of the securities sold using the specific identification method. Securities are written down to fair value when a decline in fair value is not temporary.

Declines in the fair value of securities below their cost that are other than temporary are reflected as realized losses. In estimating other-than-temporary losses, management considers: (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, and (3) the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.

Loans: Net loans are stated at the amount of unpaid principal, reduced by unearned income and an allowance for loan losses. Interest income on loans is recognized on the accrual basis except for those loans in a non-accrual of income status. The accrual of interest on impaired loans is discontinued when management believes, after consideration of economic and business conditions and collection efforts, that the borrowers’ financial condition is such that collection of interest is doubtful.

All interest accrued but not received for loans placed on non-accrual is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

The allowance for loan losses is a valuation allowance for probable incurred credit losses increased by a provision for loan losses charged to expense. The allowance is an amount that management believes will be adequate to absorb probable incurred losses on existing loans based on evaluations of the collectibility of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrowers’ ability to pay. Loans are charged against the allowance for loan losses when

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004, and 2003
(Dollars in Thousands, Except Per Share Data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

management believes that the collection of principal is unlikely. Subsequent recoveries, if any, are credited to the allowance.

A loan is impaired when full payment under the loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage, consumer, and credit card loans, and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.

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

Goodwill: Goodwill results from prior business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually for impairment and any such impairment will be recognized in the period identified. Impairment is evaluated using the aggregate of all banking operations. To evaluate impairment, management uses pricing valuation factors such as price-to-total assets and price-to-total deposits from databases of actual peer group bank sales. These valuation factors are applied to the comparable factors of the Company’s aggregate banking operations to arrive at estimated fair value. The Company does not have any identifiable intangible assets such as core deposit intangibles.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004, and 2003
(Dollars in Thousands, Except Per Share Data)

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

	2005	2004	2003
Income (loss) from continuing operations	$4,434	$1,963	$(9,617)
Deduct: Stock based compensation expense determined under fair value based method	(61)	(33)	(18)
Pro forma income (loss)	$4,373	$1,930	$(9,635)

Basic earnings (loss) per share from continuing operations	$0.85	$0.37	$(1.84)
Pro forma basic earnings (loss) per share	0.84	0.37	(1.84)

Diluted earnings (loss) per share from continuing operations	$0.84	$0.37	$(1.84)
Pro forma basic earnings (loss) per share	0.83	0.37	(1.84)

On January 19, 2005, 35,000 incentive stock options were granted out of the 2002 Plan at an exercise price of $11.62. These options vest in three equal annual installments ending on January 19, 2008. On February 18, 2004, 28,200 incentive stock options were granted out of the 2002 Stock Option Plan at an exercise price of $9.30. These options vest in three equal annual installments ending on February 18, 2007. On January 15, 2003, 28,650 incentive stock options were granted out of the 2002 Stock Option Plan at an exercise price of $7.96. These options vested in three equal annual installments and were fully vested on January 15, 2006. Proforma stock-compensation expense is being amortized over the three-year vesting period for each of these grants.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004, and 2003
(Dollars in Thousands, Except Per Share Data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date.

	2005	2004	2003
Risk-free interest rate	3.70%	3.15%	3.10%
Expected option life (yrs)	5.00	5.00	5.00
Expected stock price volatility	0.25	0.25	0.42
Dividend yield	0.00%	0.00%	0.00%
Weighted average fair value of options granted during the year	$3.48	$2.64	$3.30

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

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004, and 2003
(Dollars in Thousands, Except Per Share Data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Operating Segments: All of the Company’s operations are considered by management to be aggregated into one reportable operating segment. While the chief decision-makers monitor the revenue streams of the various products and services, the identifiable segments are not material. Operations are managed and financial performance is evaluated on a Company-wide basis.

Reclassifications: Some items in the prior year financial statements were reclassified to conform to the current presentation.

Recently Issued Accounting Standards Not Yet Adopted: FAS 123, Revised, requires all public companies to record compensation cost for stock options provided to employees in return for employee service. The cost of stock options is measured at the fair value of the options when granted. This cost will be required to be expensed over the employee service period, which is normally the vesting period of the options. This Standard will apply to stock option awards granted or modified beginning in 2006. Compensation cost will also be recorded for options already granted that have a vesting period beyond December 31, 2005. The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted. The effect of existing options that will continue to vest after the adoption date is anticipated to be $27 in 2006 and $9 in 2007. There will also be no significant effect on the financial position of the Company as total equity will not change as a result of the required recording of compensation cost.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004, and 2003
(Dollars in Thousands, Except Per Share Data)

NOTE 2 - DISCONTINUED OPERATIONS

In the fourth quarter of 2003, the Company adopted and began to implement a plan to sell its subsidiary Citizens Bank (Kentucky), Inc. (“Citizens Bank”) located in Georgetown, Kentucky. On February 13, 2004, the Company announced that it had signed a definitive agreement to sell Citizens Bank in a cash transaction valued at approximately $14,500. The sale was completed on July 1, 2004. In accordance with Financial Accounting Standard 144, “Accounting for the Impairment or Disposal of Long-lived Assets”, which became effective for the Company on January 1, 2002, the financial position and results of operations of Citizens Bank are removed from the detail line items in the Company’s financial statements and presented separately as “discontinued operations.”

A condensed statement of operations for Citizens Bank follows:

	For the six months ended June 30, 2004	For the year ended December 31, 2003

Interest income	$2,021	$4,643
Interest expense	732	1,873
Net interest income	1,289	2,770
Provision for loan losses	-	240
Non-interest income	434	938
Non-interest expense	1,718	3,595
Income tax (benefit)	(1)	(47)
Net (loss)	$4	$(80)

Activity in the allowance for loan losses for Citizens Bank follows (in thousands):

	2004	2003
Balance, beginning of year	$2,164	$2,685
Loans charged-off	(283)	(1,012)
Recoveries	124	251
Provision for loan losses	-	240
Sale of subsidiary	(2,005)	-
Balance, end of year	$-	$2,164

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004, and 2003
(Dollars in Thousands, Except Per Share Data)

NOTE 3 - REGULATORY MATTERS

On January 29, 2003, the Company entered into a written agreement with the Federal Reserve Bank (FRB) which superseded and rescinded a previous agreement between the Company and the FRB. Among the provisions of the agreement was the continuation of the restriction on the Company’s payment of dividends on its common stock without the express written consent of the FRB and the continuation of the restriction on the Company’s payment of quarterly distributions on its Trust Preferred Securities without the express written consent of the FRB. Among other provisions, the agreement required(s) the Company to retain an independent consultant to review its management, directorate and organizational structure, adopt a management plan responsive to such consultant's report, update its management succession plan in accordance with any recommendations in such consultant's report, monitor its subsidiary banks' compliance with bank policies and loan review programs, conduct formal quarterly reviews of its subsidiary Banks' allowances for loan losses, maintain sufficient capital, submit a plan to the FRB for improving consolidated earnings over a three-year period, and submit to the FRB annual projections of planned sources and uses of the Company's cash, including a plan to service its outstanding debt and trust preferred securities. The Company’s compliance with the written agreement is monitored by a committee consisting of three of its outside directors. As of December 31, 2005 management believes the Company is operating in compliance with the provisions of the written agreement.

On December 22, 2003, the Company’s subsidiary Farmers Deposit Bank - Eminence, Kentucky (the Bank), was issued a Cease and Desist order (Order) by the Federal Deposit Insurance Corporation (FDIC) and the Kentucky Department of Financial Institutions (KDFI) [collectively referred to as “Supervisory Authorities”] related to activities of the bank’s former president. Farmers Deposit Bank has fully complied with the Order and, accordingly, the Order was rescinded by the Supervisory Authorities on December 13, 2005.

The Securities and Exchange Commission ("SEC") investigated the information disclosed in Premier's June 16 and July 31, 2003 Forms 8-K and the June 30, and September 30, 2003 Forms 10-Q regarding Farmers Deposit and requested information about Premier's internal investigation. Premier fully cooperated with the SEC. At the conclusion of its investigation, the SEC issued an administrative cease & desist order regarding Premier’s financial reporting and internal controls concerning Premier’s quarterly 2001 through 2003 and annual 2001 and 2002 public filings. According to the SEC Order, both the remedial acts promptly undertaken by Premier and Premier’s cooperation with the SEC Staff were taken into consideration in reaching the settlement.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004, and 2003
(Dollars in Thousands, Except Per Share Data)

NOTE 4 - RESTRICTIONS ON CASH AND DUE FROM BANKS

Included in cash and due from banks are certain non-interest bearing deposits that are held at the Federal Reserve or maintained in vault cash in accordance with average balance requirements specified by the Federal Reserve Board of Governors. The balance requirement at December 31, 2005 and 2004 was $3,100 and $3,000.

NOTE 5 -SECURITIES

Amortized cost and fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

2005	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
U. S. Treasury securities	$3,952	$3	$(14)	$3,941
U. S. agency securities	97,209	-	(1,909)	95,300
Obligations of states and political subdivisions	2,487	31	(4)	2,514
Mortgage-backed securities	36,349	2	(712)	35,639
Corporate securities	25	-	-	25
Total available for sale	$140,022	$36	$(2,639)	$137,419

2004	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
U. S. Treasury securities	$250	$-	$-	$250
U. S. agency securities	116,427	127	(1,040)	115,514
Obligations of states and political subdivisions	2,661	90	-	2,751
Mortgage-backed securities	34,921	171	(150)	34,942
Corporate securities	428	7	-	435
Total available for sale	$154,687	$395	$(1,190)	$153,892

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004, and 2003
(Dollars in Thousands, Except Per Share Data)

NOTE 5 -SECURITIES (Continued)

The amortized cost and fair value of securities at December 31, 2005 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available for sale
Due in one year or less	$33,519	$33,091
Due after one year through five years	69,485	68,012
Due after five years through ten years	266	273
Due after ten years	403	404
Mortgage-backed securities	36,349	35,639
Total available for sale	$140,022	$137,419

There were no sales of securities in 2005. Proceeds from sales of securities during 2004 and 2003 were $1,911 and $21,926. Gross gains of $101 and $653, and gross losses of $1 and $37 were realized on those sales.

Securities with an approximate carrying value of $75,396 and $78,339 at December 31, 2005 and 2004 were pledged to secure public deposits, trust funds, securities sold under agreements to repur-chase and for other purposes as required or permitted by law.

Securities with unrealized losses at year-end 2005 aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. treasury securities	$968	$(14)	$-	$-	$968	$(14)
U.S. agency securities	22,096	(332)	73,204	(1,577)	95,300	(1,909)
Obligations of states and political subdivisions	397	(4)	-	-	397	(4)
Mortgage-backed securities	22,328	(341)	11,968	(371)	34,297	(712)

Total temporarily impaired	$45,789	$(691)	$85,172	$(1,948)	$130,962	$(2,639)

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004, and 2003
(Dollars in Thousands, Except Per Share Data)

NOTE 5 -SECURITIES (Continued)

Securities with unrealized losses at year-end 2004 aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. agency securities	$93,557	$(959)	$3,928	$(81)	$97,485	$(1,040)
Mortgage-backed securities	13,099	(54)	5,284	(96)	18,383	(150)

Total temporarily impaired	$106,656	$(1,013)	$9,212	$(177)	$115,868	$(1,190)

The investment portfolio is predominately high quality interest-bearing bonds with defined maturity dates backed by the U.S. Government or Government sponsored entities. The unrealized losses at December 31, 2005 and December 31, 2004 are price changes resulting from changes in the interest rate environment and are considered to be temporary declines in the value of the securities. Their fair value is expected to recover as the bonds approach their maturity date and/or market conditions improve.

NOTE 6 - LOANS

Loans at year-end were as follows:

	2005	2004
Commercial, secured by real estate	$85,989	$101,567
Commercial, other	49,362	40,923
Real estate construction	11,070	5,906
Residential real estate	134,570	128,243
Agricultural	1,670	2,380
Consumer and home equity	42,092	44,470
Other	3,964	1,438
	$328,717	$324,927

Certain directors and executive officers of the Banks and companies in which they have beneficial ownership, were loan customers of the Banks during 2005 and 2004. Such related party loans are governed by federal banking regulations which require such loans  to be made in the ordinary course of business at the Banks’ normal credit terms and interest rates.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004, and 2003
(Dollars in Thousands, Except Per Share Data)

NOTE 6 - LOANS (Continued)

An analysis of the 2005 activity with respect to all director and executive officer loans is as follows (in thousands):

Balance, December 31, 2004	$15,114
Additions, including loans now meeting disclosure requirements	8,650
Amounts collected, including loans no longer meeting disclosure requirements	(9,096)
Balance, December 31, 2005	$14,668

Activity in the allowance for loan losses was as follows:
	2005	2004	2003
Balance, beginning of year	$9,384	$14,300	$9,698
Loans charged off	(2,215)	(6,992)	(16,513)
Recoveries	719	1,050	602
Provision for loan losses	4	1,026	20,513
Balance, end of year	$7,892	$9,384	$14,300

Impaired loans were as follows:
	2005	2004	2003
Impaired loans at year-end with an allowance	$7,926	$12,918	$17,071
Impaired loans at year-end with no allowance	291	263	3,849
Amount of the allowance for loan losses allocated	1,921	2,915	8,418
Average of impaired loans during the year	10,819	16,069	12,756
Interest income recognized during impairment	583	640	444
Cash-basis interest income recognized	499	620	515

Nonperforming loans at year end were as follows:
	2005	2004	2003
Loans past due over 90 days still on accrual	$853	$739	$4,137
Non-accrual loans	3,751	6,847	11,958
Restructured loans	1,540	238	104

Nonperforming loans include some impaired loans and smaller balance homogeneous loans, such as residential mortgage and consumer loans, that are collectively evaluated for impairment. Loan impairment is reported when full payment under the loan terms is not anticipated, which can include loans that are current or less than 90 days past due.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004, and 2003
(Dollars in Thousands, Except Per Share Data)

NOTE 7 - PREMISES AND EQUIPMENT

Year-end premises and equipment were as follows:
	2005	2004
Land and improvements	$1,618	$1,583
Buildings and leasehold improvements	6,218	6,077
Furniture and equipment	7,039	7,402
	14,875	15,062
Less: accumulated depreciation	(7,749)	(7,805)
	$7,126	$7,257

NOTE 8 - DEPOSITS

At December 31, 2005  the scheduled maturities of time deposits are as follows:

2006	$114,263
2007	42,505
2008	10,925
2009	6,271
2010 and thereafter	4,583
$178,547

Certain directors and executive officers of the Banks and companies in which they have beneficial ownership were deposit customers of the Banks during 2005 and 2004. The balance of such deposits at December 31, 2005 and 2004 were approximately $8,090 and $9,189.

NOTE 9 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase generally mature within one to ninety days from the transaction date. Information concerning securities sold under agreements to repurchase is summarized as follows:

	2005	2004
Year-end balance	$9,317	$7,208
Average balance during the year	$8,201	$6,186
Average interest rate during the year	2.10%	1.82%
Maximum month-end balance during the year	$9,378	$7,334
Weighted average interest rate at year-end	2.39%	2.66%

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004, and 2003
(Dollars in Thousands, Except Per Share Data)

NOTE 10 - FEDERAL HOME LOAN BANK ADVANCES

The Banks own stock of the Federal Home Loan Bank (FHLB) of Cincinnati, Ohio. This stock allows the Banks to borrow advances from the FHLB.

All advances are paid either on a monthly basis or at maturity, over remaining terms of five to seven years, with interest rates ranging from 4.10% to 6.64%. Advances are secured by the FHLB stock, certain pledged investment securities and substantially all single family first mortgage loans of the participating Banks. Scheduled principal payments due on advances during the five years subsequent to December 31, 2005 are as follows:

2006	$675
2007	710
2008	747
2009	786
2010	4,828
Thereafter	588
$8,334

NOTE 11 - NOTES PAYABLE AND OTHER BORROWED FUNDS

The Company had a promissory note with a commercial bank which is secured by Boone County Bank common stock. The interest rate was prime plus 2.00%. The balance payable on this note was $800 at December 31, 2004. The note was fully repaid in March 2005.

In 2002, the Company also entered into notes payable with the Company’s Chairman of the Board and President. Due to the restriction on the Company to pay its Trust Preferred distributions as discussed in Note 12, the Company reached an agreement with the FRB whereby the Company's Chairman of the Board, who is also the Company's largest shareholder, agreed to loan the Company the amount of the distribution, $701, so that the Company, with the FRB's approval, could make its second quarter 2002 distribution. A similar agreement was reached with the FRB for the payment of the distribution due for the third quarter 2002. The Company's President, who is also a director, agreed to loan the Company the amount of the distribution, $701. Thus, the balance of notes payable at December 31, 2005, was $1,402. Both loans are unsecured at a zero percent interest rate with no defined maturity date. The loans cannot be repaid without the prior approval of the FRB.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004, and 2003
(Dollars in Thousands, Except Per Share Data)

NOTE 12 - GUARANTEED JUNIOR SUBORDINATED INTEREST DEBENTURES

On June 9, 1997, PFBI Capital Trust (Trust), a statutory business trust created under Delaware law, issued $28,750 of 9.750% Preferred Securities (“Preferred Securities” or “Trust Preferred Securities”) with a stated value and liquidation preference of $25 per share. The Trust’s obligations under the Preferred Securities issued are fully and unconditionally guaranteed by the Company. The proceeds from the sale of the Preferred Securities of the Trust, as well as the proceeds from the issuance of common securities to the Company, were utilized by the Trust to invest in $29,639 of 9.750% Junior Subordinated Deferrable Interest Debentures (the “Debentures”) of the Company. The Debentures, which mature on June 30, 2027 are unsecured obligations and rank subordinate and junior to the right of payment to all senior indebtedness, liabilities and obligations of the Company. The Debentures represent the sole assets of the Trust. Distributions on the Preferred Securities are payable at an annual rate of 9.750% of the stated liquidation amount of $25 per Preferred Security, payable quarterly. Cash distributions on the Preferred Securities are made to the extent interest on the Debentures is received by the Trust. In the event of certain changes or amendments to regulatory requirements or federal tax rules, the Debentures are redeemable in whole. Otherwise, the Debentures are generally redeemable by the Company in whole or in part on or after June 30, 2002 at 100% of the liquidation amount. Proceeds from any redemption of the Debentures would cause a mandatory redemption of the Preferred Securities and the common securities having an aggregate liquidation amount equal to the principal amount of the Debentures redeemed. Debt issuance costs of $1,478 have been capitalized by the Trust and are being amortized over the life of the debenture.

The Company determined that the Trust meets the definition of a variable interest entity and that the Company is not the primary beneficiary of the Trust’s activities. Accordingly, the Trust is not consolidated with the Company and the Company does not report the Preferred Securities issued by the Trust as liabilities. Instead the Company reports as liabilities the Debentures issued by the Company and held by the Trust, as these are no longer eliminated in consolidation. The amounts are reported as “Guaranteed junior subordinated interest debentures” and continue to be presented in liabilities on the balance sheet.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004, and 2003
(Dollars in Thousands, Except Per Share Data)

NOTE 12 - GUARANTEED JUNIOR SUBORDINATED INTEREST
DEBENTURES (Continued)

A portion of the Preferred Securities issued by the Trust qualify as Tier 1 capital for the Company under the Federal Reserve Board’s regulatory framework. The Federal Reserve Board recently re-evaluated whether trust preferred securities would continue to qualify as Tier 1 capital due to deconsolidation of the related trust preferred entity. Its conclusion, issued in a press release on March 1, 2005, was to continue to permit trust preferred securities to qualify as Tier I capital with certain restrictions phased in over five-years. Once completely phased-in, the dollar amount of trust preferred securities that will qualify as Tier I capital will be limited to 25% of equity based Tier I capital net of goodwill. As of December 31, 2005, $15,250 of the Preferred Securities were included in the Company’s Tier I capital. Had the Federal Reserve Board’s new limitations been completely phased in at December 31, 2005, the amount of Preferred Securities includable in the Company’s Tier I capital would have been limited to $10,047.

As previously disclosed, pursuant to an agreement entered into with the Federal Reserve Bank (FRB) described in Note 3 the Company is required to request approval for the payment of distributions due on the Debentures and Trust Preferred Securities. As part of a Debt Reduction and Profitability plan presented on January 6, 2003, the Company requested and received approval from the FRB to redeem $3,000 of the $28,750 outstanding Debentures and Trust Preferred Securities. Thus, on February 24, 2003, the Company announced its plans to redeem $3,000 (120,000 shares) of the 9.75% Trust Preferred Securities as of March 31, 2003. The FRB denied the Company’s requests to make further distributions on the remaining Debentures and Trust Preferred Securities. During 2004, the Company requested and received approval from the FRB to redeem, and redeemed $4,500 (180,000 shares) on October 15, 2004 and an additional $1,000 (40,000 shares) on December 31, 2004. During 2005, the Company requested and received approval from the FRB to redeem, and redeemed $5,000 (200,000 shares) on December 31, 2005.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004, and 2003
(Dollars in Thousands, Except Per Share Data)

NOTE 12 - GUARANTEED JUNIOR SUBORDINATED INTEREST
DEBENTURES (Continued)

On January 31, 2006, the Company redeemed $7,000 (280,000 shares) of the 9.75% Trust Preferred Securities with funds obtained from a long-term bank borrowing. The bank borrowing bears an interest rate floating with the Prime Rate, currently 7.50%, and requires monthly principal payments of $50.

Premier exercised its right to defer the payment of interest on the 9.75% Trust Preferred Securities for the quarter ending December 31, 2002 and all subsequent quarters through December 31, 2004, and for an indefinite period, which can be no longer than 20 consecutive quarterly periods. These deferred distributions accrued interest at an annual rate of 9.750%. In March 2005, Premier received approval from the FRB to pay the first quarter 2005 current distribution and all prior deferred distributions. The payment was disbursed on March 31, 2005 to shareholders of record on March 15, 2005. The accrued interest on the deferred distributions was also paid when the deferred distributions were paid on March 31, 2005. The FRB has also approved the payment of current distributions due through December 31, 2005. Although the FRB has approved the payment of the deferred and current distributions through December 31, 2005, Premier is still bound by the Written Agreement and will be required to request the FRB’s approval to pay future distributions. No assurance can be given that the FRB will grant such approval.

NOTE 13 - INCOME TAXES

The components of the provision (benefit) for income taxes are as follows:

	2005	2004	2003
Current	$910	$(2,435)	$(3,589)
Deferred	1,119	3,334	(1,693)
Provision (benefit) for income taxes	$2,029	$899	$(5,282)

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004, and 2003
(Dollars in Thousands, Except Per Share Data)

NOTE 13 - INCOME TAXES (Continued)

The Company’s deferred tax assets and liabilities at December 31 are shown below. No valuation allowance for the realization of deferred tax assets is considered necessary.

	2005	2004
Deferred tax assets
Allowance for loan losses	$2,683	$3,191
Net operating loss carryforward	0	239
AMT and other credit carryforwards	359	460
Write-downs of other real estate owned	9	19
Unrealized loss on investment securities	885	272
Other	113	129
Total deferred tax assets	4,049	4,310

Deferred tax liabilities
Amortization of intangibles	$1,660	$1,320
Depreciation	101	236
Federal Home Loan Bank dividends	270	206
Other	105	129
Total deferred tax liabilities	2,136	1,891

Net deferred tax assets, included in other assets	$1,913	$2,419

An analysis of the differences between the effective tax rates and the statutory U.S. federal income tax rate is as follows:

	2005		2004		2003
U.S. federal income tax rate	$2,197	34.0%	$973	34.0%	$(5,066)	(34.0)%
Changes from the statutory rate
Tax-exempt interest income	(81)	(1.3)	(131)	(4.6)	(221)	(1.5)
Non-deductible interest expense related to carrying tax-exempt interest earning assets	5	0.1	5	0.2	11	0.1
Tax credits	(10)	(0.2)	-	0.0	(71)	(0.5)
Other	(82)	(1.2)	52	1.8	65	0.4
	$2,029	31.4%	$899	31.4%	$(5,282)	(35.5)%

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004, and 2003
(Dollasrs in Thousands, Except Per Share Data)

NOTE 14 - EMPLOYEE BENEFIT PLANS

The Company has qualified profit sharing plans that cover substan-tially all employees. Contributions to the plans consist of a Company match and additional amounts at the discretion of the Company’s Board of Directors. Total contributions to the plans were $229, $197 and $197` in 2005, 2004 and 2003.

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

A summary of the Company’s stock option activity is as follows:

	----------2005----------		----------2004----------		----------2003----------
		Weighted Average Exercise		Weighted Average Exercise		Weighted Average Exercise
	Options	Price	Options	Price	Options	Price
Outstanding at beginning of year	83,650	$10.65	55,450	$11.33	35,000	$14.03
Grants	35,000	11.62	28,200	9.30	28,650	7.96
Exercises	(1,667)	8.50
Forfeitures	(5,233)	9.31	-	0.00	(8,200)	11.08
Outstanding at year-end	111,750	$11.05	83,650	$10.65	55,450	$11.33

Exercisable at year-end	54,180	$11.61	39,821	$12.65	32,000	$13.80
Weighted average remaining life	6.2		6.2		5.7
Weighted average fair value of options granted during the year	$3.48		$2.64		$3.30

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004, and 2003
(Dollars in Thousands, Except Per Share Data)

NOTE 14 - EMPLOYEE BENEFIT PLANS (Continued)

Options outstanding at year-end 2005 were as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life	Weighed Average Exercise Price	Number	Weighed Average Exercise Price
$7.50 to $10.00	45,750	7.6	$8.69	22,180	$8.46
$10.01 to $12.50	55,000	5.7	11.91	21,000	12.38
$15.01 to $17.50	11,000	3.0	16.50	11,000	16.50
Outstanding at year-end	111,750	6.2	11.05	54,180	11.61

NOTE 15 - RELATED PARTY TRANSACTIONS

During 2005, 2004, and 2003, the Company paid approximately $191, $358, and $272 for printing, supplies, furniture, and equipment to a company affiliated by common ownership. The Company also paid another affiliate approximately $499, $489, and $892 in 2005, 2004, and 2003 to permit the Company’s employees to participate in that entity’s employee medical benefit plan.

During 2005, 2004 and 2003, the Company paid approximately $52, $52, and $51 to lease its headquarters facility at 2883 Fifth Avenue, Huntington, West Virginia from River City Properties, LLC, an entity 12.5% owned by the Company’s Chairman of the Board.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004, and 2003
(Dollars in Thousands, Except Per Share Data)

NOTE 16- EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the earnings per common share and earnings per common share assuming dilution computations for 2004, 2003 and 2002 is presented below:

	2005	2004	2003
Basic earnings per share from continuing operations
Income (loss) available to common stockholders	$4,434	$1,963	$(9,617)
Weighted average common shares outstanding	5,233	5,232	5,232
Earnings (loss) per share	$0.85	$0.37	$(1.84)

Diluted earnings per share from continuing operations
Income (loss) available to common stockholders	$4,434	$1,963	$(9,617)
Weighted average common shares outstanding	5,233	5,232	5,232
Add dilutive effects of assumed exercise of stock options	15	5	-
Weighted average common and dilutive potential Common shares outstanding	5,248	5,237	5,232
Earnings (loss) per share assuming dilution	$0.84	$0.37	$(1.84)

Basic earnings per share
Income (loss) available to common stockholders	$4,434	$6,697	$(9,697)
Weighted average common shares outstanding	5,233	5,232	5,232
Earnings (loss) per share	$0.85	$1.28	$(1.85)

Diluted earnings per share
Income (loss) available to common stockholders	$4,434	$6,697	$(9,697)
Weighted average common shares outstanding	5,233	5,232	5,232
Add dilutive effects of assumed exercise of stock options	15	5	-
Weighted average common and dilutive potential Common shares outstanding	5,248	5,237	5,232
Earnings (loss) per share assuming dilution	$0.84	$1.28	$(1.85)

Stock options for 55,450 shares of common stock for 2003 were not included in the computation of earnings per share assuming dilution because their impact was anti-dilutive.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004, and 2003
(Dollars in Thousands, Except Per Share Data)

NOTE 17 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values of the Company’s financial instruments at year-end are as follows:

	2005		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and due from banks	$16,080	$16,080	$14,474	$14,474
Federal funds sold	18,812	18,812	17,342	17,342
Securities available for sale	137,419	137,419	153,892	153,892
Loans, net	320,825	304,589	315,543	312,496
Federal Home Loan Bank and Federal Reserve Bank stock	3,060	3,060	2,611	2,611
Interest receivable	2,661	2,661	2,740	2,740

Financial liabilities
Deposits	$(435,843)	$(434,459)	$(437,798)	$(438,440)
Federal funds purchased	-	-	(1,838)	(1,838)
Securities sold under agreements to repurchase	(9,317)	(9,317)	(7,208)	(7,208)
Federal Home Loan Bank advances	(8,334)	(7,355)	(9,288)	(8,636)
Other borrowed funds	-	-	(800)	(803)
Notes payable	(1,402)	(1,319)	(1,402)	(1,332)
Guaranteed junior subordinated Interest debentures	(15,722)	(14,997)	(20,876)	(21,655)
Interest payable	(724)	(724)	(5,532)	(5,532)

Carrying amount is the estimated fair value for cash and cash equivalents, Federal funds sold, Federal Home Loan Bank and Federal Reserve Bank stock, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully. Security fair values are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the security and information about the issuer. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values. Fair value of debt is based on current rates for similar financing. The fair value of commitments to extend credit and standby letters of credit is not considered material.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004, and 2003
(Dollars in Thousands, Except Per Share Data)

NOTE 18 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Banks are parties to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of their customers. These financial instruments include standby letters of credit and commitments to extend credit in the form of unused lines of credit. The Banks use the same credit policies in making commitments and conditional obliga-tions as they do for on-balance sheet instruments. In addition, the Banks offer a service whereby deposit customers for a fee are permitted to overdraw their accounts up to a certain deminimus amount, also known as “bounce protection” or “overdraft protection”. The aggregate unused portion of “bounce protection” was $4,927 at December 31, 2005.

At December 31, 2005 and 2004, the Banks had the following financial instruments whose approximate contract amounts represent credit risk:

	2005	2004
Standby letters of credit	$949	$896

Commitments to extend credit
Fixed	$8,303	$5,694
Variable	24,158	17,118

Standby letters of credit represent conditional commitments issued by the Banks to guarantee the performance of a third party. The credit risk involved in issuing these letters of credit is essentially the same as the risk involved in extending loans to customers. Collateral held varies but primarily includes real estate and certificates of deposit. Some letters of credit are unsecured.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Outstanding commitments are at current market rates. Fixed rate loan commitments have interest rates ranging from 5.0% to 18.0%. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Banks evaluate each customer’s creditworthiness on a case-by-case basis. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Collateral held varies but may include accounts receivable, inventory, property and equipment, and income producing properties.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004, and 2003
(Dollars in Thousands, Except Per Share Data)

NOTE 19 - LEGAL PROCEEDINGS

Legal proceedings involving the Company and its subsidiaries periodically arise in the ordinary course of business, including claims by debtors and their related interests against the Company’s subsidiaries following initial collection proceedings. These legal proceedings sometimes can involve claims for substantial damages. At December 31, 2005 management is unaware of any legal proceedings for which the expected outcome would have a material adverse effect upon the consolidated financial statements of the Company.

NOTE 20 - STOCKHOLDERS’ EQUITY

The Company’s principal source of funds for dividend payments is dividends received from the subsidiary Banks. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regula-tions, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, as defined, combined with the retained net profits of the preceding two years, subject to the capital requirements and additional restrictions as discussed below. During 2006 the Banks could, without prior approval, declare dividends of approximately $2.5 million plus any 2006 net profits retained to the date of the dividend declaration.

The Company and the subsidiary Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Banks must meet specific guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.

These quantitative measures established by regulation to ensure capital adequacy require the Company and Banks to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2005, the Company and the Banks meet all quantitative capital adequacy requirements to which they are subject.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004, and 2003
(Dollars in Thousands, Except Per Share Data)

NOTE 20 - STOCKHOLDERS’ EQUITY (Continued)

The capital amounts and classifications are also subject to qualitative judgments by the regulators. As a result of these qualitative judgments, the Company has entered into an agreement with the applicable regulatory authorities which provide for additional restrictions on their respective capital levels and the payment of dividends. The Company entered into an agreement with the Federal Reserve Bank (FRB), as discussed in Note 3, restricting the Company from declaring or paying dividends without prior approval from the FRB. An additional provision of this agreement requires prior approval from the FRB before the Company increases its borrowings or incurs any debt. This agreement is in effect until terminated by the FRB.

Effective January 1, 2004, Farmers Deposit Bank (Farmers Deposit) was issued a C&D order by the FDIC and KDFI restricting Farmers Deposit from declaring or paying dividends, without prior approval, if its Tier I capital to average assets falls below 8.00%. The order also required Farmers Deposit to maintain a minimum 5.0% Tier I capital to average assets ratio and submit a written capital restoration plan to increase the ratio to 8.0% by December 31, 2004. Having determined that Farmers had fully complied with all of the provisions of the order, the KDFI and FDIC rescinded the order on December 13, 2005. Farmers Deposit’s Tier I capital to average assets was 11.4% at December 31, 2005.

As of December 31, 2005, the most recent notification from the Federal Reserve Bank categorized the Company and its subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum Total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Company’s category.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004, and 2003
(Dollars in Thousands, Except Per Share Data)

NOTE 20 - STOCKHOLDERS’ EQUITY (Continued)

The Company’s and the subsidiary Banks’ capital amounts and ratios as of December 31, 2005 are presented in the table below:

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
2005	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets):
Consolidated (1)	$58,710	19.1%	$24,636	8%	$30,795	10%
Boone County Bank	15,778	20.8	6,073	8	7,591	10
Citizens Deposit Bank	12,318	17.0	5,801	8	7,251	10
Farmers Deposit Bank	9,398	12.7	3,470	8	4,337	10
Ohio River Bank	6,978	16.3	3,434	8	4,292	10
First Central Bank	8,584	12.1	5,658	8	7,073	10

Tier I Capital (to Risk-Weighted Assets):
Consolidated (1)	$54,811	17.8%	$12,318	4%	$18,477	6%
Boone County Bank	14,927	19.7	3,036	4	4,555	6
Citizens Deposit Bank	11,396	15.7	2,900	4	4,351	6
Farmers Deposit Bank	8,823	20.3	1,735	4	2,602	6
Ohio River Bank	6,482	15.1	1,717	4	2,575	6
First Central Bank	7,690	10.9	2,829	4	4,244	6

Tier I Capital (to Average Assets):
Consolidated (1)	$54,811	10.6%	$20,660	4%	$25,826	5%
Boone County Bank	14,927	10.3	5,772	4	7,216	5
Citizens Deposit Bank	11,396	9.7	4,699	4	5,873	5
Farmers Deposit Bank	8,823	11.4	3,096	4	3,870	5
Ohio River Bank	11,303	12.5	3,606	4	4,507	5
First Central Bank	7,690	8.2	3,771	4	4,713	5

(1) Consolidate company is not subject to Prompt Corrective Actoin Provisions

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004, and 2003
(Dollars in Thousands, Except Per Share Data)

NOTE 20 - STOCKHOLDERS’ EQUITY (Continued)

The Company’s and the subsidiary Banks’ capital amounts and ratios as of December 31, 2004 are presented in the table below:

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
2004	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets):
Consolidated (1)	$58,163	18.9%	$24,624	8%	$30,781	10%
Boone County Bank	15,270	19.7	6,208	8	7,761	10
Citizens Deposit Bank	12,016	21.6	4,442	8	5,553	10
Farmers Deposit Bank	9,056	18.6	3,906	8	4,882	10
Ohio River Bank	6,730	15.4	3,504	8	4,380	10
First Central Bank	8,007	12.6	5,099	8	6,374	10

Tier I Capital (to Risk-Weighted Assets):
Consolidated (1)	$51,182	16.6%	$12,312	4%	$18,468	6%
Boone County Bank	14,299	18.4	3,104	4	4,656	6
Citizens Deposit Bank	11,303	20.4	2,221	4	3,332	6
Farmers Deposit Bank	8,406	17.2	1,953	4	2,929	6
Ohio River Bank	6,254	14.3	1,752	4	2,628	6
First Central Bank	7,271	11.4	2,549	4	3,824	6

Tier I Capital (to Average Assets):
Consolidated (1)	$51,182	9.7%	$21,009	4%	$26,261	5%
Boone County Bank	14,299	9.2	6,212	4	7,765	5
Citizens Deposit Bank	11,303	12.5	3,606	4	4,507	5
Farmers Deposit Bank	8,406	9.5	3,560	4	4,450	5
Ohio River Bank	6,254	7.7	3,236	4	4,046	5
First Central Bank	7,271	8.6	3,366	4	4,208	5

(1) Consolidate company is not subject to Prompt Corrective Actoin Provisions

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004, and 2003
(Dollars in Thousands, Except Per Share Data)

NOTE 21 - PARENT COMPANY FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS
December 31
	2005	2004
ASSETS
Cash	$3,248	$7,666
Investment in subsidiaries	66,936	70,683
Premises and equipment	541	514
Other assets	1,106	599

Total assets	$71,831	$79,462

LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$420	5,355
Notes payable	1,402	1,402
Subordinated debentures issued to trust	15,722	20,876
Other borrowed funds	-	800
Total liabilities	17,544	28,433

Stockholders’ equity
Preferred stock	-	-
Common stock	1,105	1,103
Surplus	43,458	43,445
Retained earnings	11,442	7,008
Accumulated other comprehensive income	(1,718)	(527)
Total stockholders’ equity	54,287	51,029

Total liabilities and stockholders’ equity	$71,831	$79,462

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004, and 2003
(Dollars in Thousands, Except Per Share Data)

NOTE 21 - PARENT COMPANY FINANCIAL STATEMENTS (Continued)

Condensed Statement of Operations
Years Ended December 31
	2005	2004	2003
Income
Dividends from continuing subsidiaries	$8,405	$5,800	$7,853
Interest and dividend income	45	46	14
Other income	450	367	472
Total income	8,900	6,213	8,339

Expenses
Interest expense	2,142	3,117	3,121
Salaries and employee benefits	1,180	726	597
Professional fees	17	1,607	550
Accelerated trust preferred issuance costs	184	214	124
Other expenses	327	514	295
Total expenses	3,850	6,178	4,687

Income from continuing operations before income taxes and equity in undistributed income of subsidiaries	5,050	35	3,652

Income tax (benefit)	(1,314)	(2,071)	(1,631)

Income from continuing operations before equity in undistributed income of subsidiaries	6,364	2,106	5,283
Equity in undistributed income of subsidiaries continuing in operation	(1,930)	(143)	(14,900)
Net income (loss) from continuing operations	4,434	1,963	(9,617)
Net income (loss) from discontinued operations	-	4,734	(80)
Net income (loss)	$4,434	$6,697	$(9,697)

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004, and 2003
(Dollars in Thousands, Except Per Share Data)

NOTE 21 - PARENT COMPANY FINANCIAL STATEMENTS (Continued)

Condensed Statement of Cash Flows
Years Ended December 31
	2005	2004	2003
Cash flows from operating activities
Net income (loss) from continuing operations	$4,434	$1,963	$(9,617)
Adjustments to reconcile net income (loss) to Net cash from operating activities
Depreciation	83	91	71
(Gain) loss from sales of assets	(3)	159	21
Dividends in excess of net income of Subsidiaries continuing in operation	1,930	143	14,900
Change in other assets	(35)	(1,436)	144
Change in other liabilities	(4,934)	1,406	2,470
Net cash from operating activities	1,475	2,326	7,989

Cash flows from investing activities
Capital contributed to subsidiaries continuing in operation	-	(1,831)	(8,108)
Proceeds from liquidation of subsidiary	-	14,311	-
Proceeds from sales of assets, net of purchases	(108)	192	216
Net cash from investing activities	(108)	12,672	(7,882)

Cash flows from financing activities
Early redemption of subordinated note	(5,000)	(5,500)	(3,000)
Issuance of common stock	15	-	-
Payments on other borrowed funds	(800)	(5,400)	(1,500)
Net cash from financing activities	(5,785)	(10,900)	(4,500)

Net change in cash and cash equivalents	(4,418)	4,098	(4,393)

Cash and cash equivalents at beginning of year	7,666	3,568	7,961
Cash and cash equivalents at end of year	$3,248	$7,666	$3,568

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004, and 2003
(Dollars in Thousands, Except Per Share Data)

NOTE 22 - QUARTERLY FINANCIAL DATA (UNAUDITED)

	From Continuing Operations			Earnings per Share on Continuing Operations
	Interest Income	Net Interest Income	Net Income	Basic	Fully Diluted
2005
First Quarter	$7,045	$4,727	$803	$0.15	$0.15
Second Quarter	7,172	4,893	727	0.14	0.14
Third Quarter	7,465	5,055	1,367	0.26	0.26
Fourth Quarter	7,717	5,177	1,537	0.29	0.29

2004
First Quarter	$7,055	$4,446	$482	$0.09	$0.09
Second Quarter	6,926	4,398	474	0.09	0.09
Third Quarter	6,951	4,418	448	0.08	0.08
Fourth Quarter	7,189	4,802	559	0.11	0.11

In 2005, interest income improved each quarter as yields on investments and federal funds sold rose and loan balances outstanding increased. The improvement in interest income drove the improvement in net interest income. Net income was also impacted positively in the third and fourth quarters by the recording of reversals of the provision for loan losses due to improvements in the Company’s historical loan loss ratios and the collection of impaired loans with previous allocations of the allowance for loan losses that were no longer needed.

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

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2005

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

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2005

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

    During late 2003 and throughout 2004, Premier management implemented corrective actions to remedy the deficiencies identified at Farmers Deposit. In addition to the steps identified in the cease and desist order of the FDIC and KDFI, Premier

• hired a new President and CEO of Farmers Deposit in 2003 who has experience restoring troubled banks to safe and sound banking practices,
• hired a Chief Financial Officer for the bank in 2003, a new position, to segregate the lending and accounting functions of the bank,
• formed a collections department to pursue delinquent borrowers and, when possible, to collect on loans previously charged-off, and
• begun using system generated reports to the bank's board of directors rather than manually generated reports whenever possible.

    Premier management also implemented additional processes and procedures throughout its network of banking subsidiaries in an effort to minimize the likelihood that improper management overrides go undetected. These included:

• hiring a credit analyst at the holding company level to review all loan requests over $400,000,
• forming loan approval committees made up of the bank presidents and the President of Premier to review all loan requests over $750,000,
• incorporating "whistleblower" provisions into the employee code of ethics and conduct,
• dispatching members of the Audit Committee of the Company's board of directors, at their request, to conduct employee meetings emphasizing the importance of each employee's responsibilities in maintaining the financial integrity of the Company's books and records, that overriding of internal controls will not be tolerated, and the employees' obligation to report improprieties to senior management or the Audit Committee in accordance with the employee code of ethics,
• hiring an internal audit department at the holding company level to, among other duties assigned, conduct various tests for data integrity and compliance with internal control procedures, and
• evaluating the internal audit program to incorporate tests designed to specifically detect the abuses uncovered during the Farmers Deposit investigation.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2005

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

    Beginning in April 2005 and concluding in July 2005, Premier's affiliate banks converted to a third-party data processing and item processing provider. As part of the conversion process, system processes, workflows and procedures were reviewed and potentially revised in an effort to standardize the way the Banks conduct business and record transactions in the various modules of the software. While no significant changes to Premier's key controls were made as a result of these reviews, holding company staff now has direct on-line access to the financial books and records of the Banks.

In late 2005 and continuing in early 2006, Premier’s internal audit staff and senior management began a review of all outstanding policies of the Affiliate Banks. The policies were standardized across the company as much as practicable, with minor variances permitted to accommodate the different markets in which the Banks operate. New policies and procedures were also developed to govern the new outsourced data and item processing functions, the integrated data network, and the addition of internet banking products.

    Other than the steps identified above, which are in various stages of implementation, there were no changes in internal controls over financial reporting during the fourth fiscal quarter that have materially affected or are reasonably likely to materially affect Premier's internal controls over financial reporting.

Item 10, 11, 12, 13 and 14. Directors and Executive Officers of the Registrant; Executive Compensation; Security Ownership of Certain Beneficial and Management and Related Stockholder Matters; Certain Relationships and Related Transactions; and Principal Accountant Fees and Services

    The information required by these Items is omitted because the Company is filing a definitive proxy statement pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report which includes the required information. The required information contained in the Company's proxy statement is incorporated herein by reference.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2005

PART IV

Item 15. Exhibits and Financial Statement Schedules

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

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2005

Exhibit Number	Description of Document
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

*** 10.3	Form of Stock Option Agreement pursuant to 2002 Employee Stock Ownership Incentive Plan, filed as Exhibit 10.1 to form 8-K filed January 24, 2005, is incorporated herein by reference.
10.4
Premier Financial Bancorp, Inc. written agreement with the Federal Reserve Bank of Cleveland dated January 29, 2003, filed as Exhibit 10.4 to form 10-K filed on March 27, 2003, is incorporated herein by reference.

10.5	Premier Financial Bancorp, Inc. contract with Fiserv Solutions, Inc. dated December 20, 2004, filed as Exhibit 10 to form 8-K filed December 23, 2004, is incorporated herein by reference.
10.6	Loan Agreement between Premier Financial Bancorp, Inc. and First Guaranty Bank, Hammond, Louisana
10.7	Promissory Note to First Guaranty Bank, Hammond, Louisana
10.8	Collateral Agreement with First Guaranty Bank, Hammond Louisana

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2005

Exhibit Number	Description of Document
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

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2005

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PREMIER FINANCIAL BANCORP, INC.

By: /s/ Robert W. Walker, President
Robert W. Walker, President

Date: March 30, 2006

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ Robert W. Walker	Principal Executive and Director	March 30, 2006
Robert W. Walker

/s/ Brien M. Chase	Principal Financial and Accounting	March 30, 2006
Brien M. Chase	Officer

/s/ Toney K. Adkins	Director	March 15, 2006
Toney K. Adkins

/s/ Hosmer A. Brown, III	Director	March 15, 2006
Hosmer A. Brown, III

/s/ Edsel Burns	Director	March 15, 2006
Edsel Burns

/s/ E. V. Holder, Jr.	Director	March 15, 2006
E. V. Holder, Jr.

/s/ Keith F. Molihan	Director	March 15, 2006
Keith F. Molihan

/s/ Marshall T. Reynolds	Chairman of the Board	March 15, 2006
Marshall T. Reynolds

/s/ Neal Scaggs	Director	March 29, 2006
Neal Scaggs

/s/ Thomas W. Wright	Director	March 15, 2006
Thomas W. Wright