Form 10-Q
period 2006-03-31
PREMIER FINANCIAL BANCORP INC
filed 2006-05-15
CIK 887919

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)
Large accelerated filer ☐.	Accelerated filer ☐.	Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes☐ No ☑.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common stock, no par value, - 5,236,899 shares outstanding at April 30, 2006

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

The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America or those normally made in the registrant’s annual report on Form 10-K. Accordingly, the reader of the Form 10-Q may wish to refer to the registrant’s Form 10-K for the year ended December 31, 2005 for further information in this regard.

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2006 AND DECEMBER 31, 2005
(DOLLARS IN THOUSANDS)

	(UNAUDITED)
	2006	2005
ASSETS
Cash and due from banks	$16,135	$16,080
Federal funds sold	32,965	18,812
Securities available for sale	136,146	137,419
Loans	327,526	328,717
Allowance for loan losses	(7,579)	(7,892)
Net loans	319,947	320,825
Federal Home Loan Bank and Federal Reserve Bank stock	3,062	3,060
Premises and equipment, net	7,243	7,126
Real estate and other property acquired through foreclosure	1,973	2,049
Interest receivable	2,692	2,661
Goodwill	15,816	15,816
Other assets	3,168	4,476
Total assets	$539,147	$528,324

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Non-interest bearing	$73,782	$69,856
Time deposits, $100,000 and over	44,232	42,169
Other interest bearing	329,993	323,818
Total deposits	448,007	435,843
Securities sold under agreements to repurchase	9,351	9,317
Federal Home Loan Bank advances	8,168	8,334
Other borrowed funds	6,900	-
Notes payable	1,402	1,402
Guaranteed junior subordinated interest debentures	8,505	15,722
Interest payable	734	724
Other liabilities	794	2,695
Total liabilities	483,861	474,037

Stockholders' equity
Preferred stock, no par value; 1,000,000 shares authorized;
none issued or outstanding	-	-
Common stock, no par value; 10,000,000 shares authorized;
5,236,899 shares issued and outstanding	1,108	1,105
Additional paid in capital	43,511	43,458
Retained earnings	12,809	11,442
Accumulated other comprehensive income (loss)	(2,142)	(1,718)
Total stockholders' equity	55,286	54,287
Total liabilities and stockholders' equity	$539,147	$528,324

See Accompanying Notes to Consolidated Financial Statements

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended March 31,
	2006	2005
Interest income
Loans, including fees	$6,089	$5,636
Securities available for sale
Taxable	1,267	1,219
Tax-exempt	23	25
Federal funds sold and other	297	165
Total interest income	7,676	7,045

Interest expense
Deposits	1,949	1,517
Repurchase agreements and other	57	36
FHLB advances and other borrowings	204	143
Debentures	262	622
Total interest expense	2,472	2,318

Net interest income	5,204	4,727
Provision for loan losses	(194)	243
Net interest income after provision for loan losses	5,398	4,484

Non-interest income
Service charges on deposit accounts	600	581
Electronic banking income	111	86
Secondary market mortgage income	51	26
Other	136	213
	898	906
Non-interest expenses
Salaries and employee benefits	2,262	2,327
Occupancy and equipment expenses	483	601
Outside data processing	470	234
Professional fees	134	134
Taxes, other than payroll, property and income	137	82
Write-downs, expenses, sales of other real estate owned, net	(25)	12
Supplies	85	83
Other expenses	700	760
	4,246	4,233
Income before income taxes	2,050	1,157
Provision for income taxes	683	354

Net income	$1,367	$803

Weighted average shares outstanding:
Basic	5,235	5,232
Diluted	5,267	5,244

Net income per share:
Basic	$0.26	$0.15
Diluted	0.26	0.15

See Accompanying Notes to Consolidated Financial Statements

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended March 31,
	2006	2005
Net income	$1,367	$803

Other comprehensive income (loss):
Unrealized gains and (losses) arising during the period	(642)	(1,848)
Reclassification of realized amount	-	-
Net change in unrealized gain (loss) on securities	(642)	(1,848)
Less tax impact	(218)	(628)
Other comprehensive income (loss):	(424)	(1,220)

Comprehensive income (loss)	$943	$(417)

See Accompanying Notes to Consolidated Financial Statements

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	2006	2005
Cash flows from operating activities
Net income	$1,367	$803
Adjustments to reconcile net income to net cash from operating activities
Depreciation	272	221
Provision for loan losses	(194)	243
Amortization, net	20	77
Stock compensation expense	29	-
FHLB stock dividends	(34)	(25)
OREO writedowns (gains on sales), net	(21)	10
Changes in :
Interest receivable	(31)	39
Other assets	1,310	(445)
Interest payable	10	(4,908)
Other liabilities	(1,901)	1,304
Net cash from operating activities	827	(2,681)

Cash flows from investing activities
Purchases of securities available for sale	(6,459)	(5,536)
Proceeds from maturities and calls of securities available for sale	7,069	8,741
Redemption of FHLB stock, net of purchases	32	58
Net change in federal funds sold	(14,153)	(6,085)
Net change in loans	969	1,863
Purchases of premises and equipment, net	(389)	(167)
Proceeds from sale of other real estate acquired through foreclosure	200	251
Net cash from investing activities	(12,731)	(875)

Cash flows from financing activities
Net change in deposits	12,164	7,244
Repayment of Federal Home Loan Bank advances	(166)	(167)
Proceeds from other borrowings	7,000	-
Repayment of other borrowed funds	(100)	(800)
Early redemption of Trust Preferred Securities	(7,000)
Proceeds from stock option exercises	27	-
Net change in federal funds purchased	-	(1,838)
Net change in agreements to repurchase securities	34	85
Net cash from financing activities	11,959	4,524

Net change in cash and cash equivalents	55	968

Cash and cash equivalents at beginning of period	16,080	14,474

Cash and cash equivalents at end of period	$16,135	$15,442

See Accompanying Notes to Consolidated Financial Statements

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(IN THOUSANDS)
(UNAUDITED)

	2006	2005
Supplemental disclosures of cash flow information:
Cash paid during period for interest	$2,462	$7,226

Loans transferred to real estate acquired through foreclosure	103	458

See Accompanying Notes to Consolidated Financial Statements

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, TABLES IN THOUSANDS)

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Premier Financial Bancorp, Inc. (the Company) and its wholly owned subsidiaries:

				March 31, 2006
		Year	Total	Net Income
Subsidiary	Location	Acquired	Assets	Qtr
Citizens Deposit Bank & Trust	Vanceburg, Kentucky	1991	$118,328	$601
Farmers Deposit Bank	Eminence, Kentucky	1996	82,185	336
Ohio River Bank	Ironton, Ohio	1998	80,773	231
First Central Bank, Inc.	Philippi, West Virginia	1998	101,359	372
Boone County Bank, Inc.	Madison, West Virginia	1998	152,828	426
Mt. Vernon Financial Holdings, Inc.	Huntington, West Virginia	1999	1,870	(3)

The Company also has a data processing subsidiary, Premier Data Services, Inc. which has phased out its operations, and the PFBI Capital Trust subsidiary as discussed in Note 6. In accordance with FASB Interpretation No. 46, the Trust is no longer consolidated with the Company. All other intercompany transactions and balances have been eliminated.

The Company maintains Employee Stock Ownership Incentive Plans (the Plans) whereby certain employees of the Company are eligible to receive incentive stock options. Pursuant to the Plans, a maximum of 600,000 shares of the Company’s common stock may be issued through the exercise of these incentive stock options. The option price is the fair market value of the Company’s shares at the date of the grant. The options are exercisable within ten years from the date of grant. The Plans are accounted for in accordance with FASB Statement No. 123 - revised 2004 (SFAS 123R), Share-Based Payment, which was adopted by the Company on January 1, 2006. SFAS 123R replaced Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-Based Compensation’’ and superseded APB Opinion No. 25 (APB 25), ‘‘Accounting for Stock Issued to Employees” and amended FASB Statement No. 95, “Statement of Cash Flows.’’ SFAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value based method and the recording of such expense in our consolidated statements of income. See Note 9 below for additional information regarding stock compensation expense.

In June 2005, the FASB issued Statement No. 154 (SFAS 154), “Accounting Changes and Error Corrections”, a replacement of APB No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The implementation of FAS 154 did not have a material impact on Premier’s consolidated financial statements.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, TABLES IN THOUSANDS)

NOTE 1 - BASIS OF PRESENTATION - continued

The FASB also issued FAS 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140. This Statement changes the accounting for various derivatives and securitized financial assets. This Statement will be effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring after the beginning in 2007. Management does not expect the adoption of this standard to have a material impact on the Company’s financial statements.

In March 2006, the FASB issued FAS No. 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140,” which changes the accounting for all loan servicing rights which are recorded as the result of selling a loan where the seller undertakes an obligation to service the loan, usually in exchange for compensation. FAS 156 amends current accounting guidance by permitting the servicing right to be recorded initially at fair value and also permits the subsequent reporting of these assets at fair value. FAS 156 is effective beginning January 1, 2007. Management does not expect the adoption of this standard to have a material impact on the Company’s financial statements.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, TABLES IN THOUSANDS)

NOTE 2 - REGULATORY MATTERS

On January 29, 2003, the Company entered into a written agreement with the Federal Reserve Bank of Cleveland (FRB) which superceded and rescinded all previous agreements between the Company and the FRB. Among the provisions of the agreement were the continuation of the restriction on the Company’s payment of dividends on its common stock without the express written consent of the FRB and the continuation of the restriction on the Company’s payment of quarterly distributions on its Trust Preferred Securities without the express written consent of the FRB. Among other provisions, the agreement required the Company to retain an independent consultant to review its management, directorate and organizational structure, adopt a management plan responsive to such consultant's report, update its management succession plan in accordance with any recommendations in such consultant's report, monitor its subsidiary banks' compliance with bank policies and loan review programs, conduct formal quarterly reviews of its subsidiary Banks' allowances for loan losses, maintain sufficient capital, submit a plan to the FRB for improving consolidated earnings over a three-year period, and submit to the FRB annual projections of planned sources and uses of the Company's cash, including a plan to service its outstanding debt and trust preferred securities.

In a notice posted on the FRB’s website on April 20, 2006, (www.federalreserve.gov), the Federal Reserve Bank noted that Premier has fully satisfied all of the provisions of the Written Agreement and, accordingly, the FRB had terminated the agreement effective April 18, 2006. With the termination of the written agreement, all restrictions have been lifted.

NOTE 3 -SECURITIES

Amortized cost and fair value of investment securities, by category, at March 31, 2006 are summarized as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
U. S. Treasury securities	$6,437	$-	$(84)	$6,353
U. S. agency securities	95,697	-	(2,050)	93,647
Obligations of states and political subdivisions	2,416	21	(8)	2,429
Mortgage-backed securities	34,818	1	(1,127)	33,692
Corporate securities	25	-	-	25
Total available for sale	$139,393	$22	$(3,269)	$136,146

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, TABLES IN THOUSANDS)

NOTE 3-SECURITIES - continued

Amortized cost and fair value of investment securities, by category, at December 31, 2005 are summarized as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
U. S. Treasury securities	$3,952	$3	$(14)	$3,941
U. S. agency securities	97,209	-	(1,909)	95,300
Obligations of states and political subdivisions	2,487	31	(4)	2,514
Mortgage-backed securities	36,349	2	(712)	35,639
Corporate securities	25	-	-	25
Total available for sale	$140,022	$36	$(2,639)	$137,419

Securities with unrealized losses at March 31, 2006 aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. treasury securities	$6,353	$(84)	$-	$-	$6,353	$(84)
U.S. agency securities	19,115	(308)	74,532	(1,742)	93,647	(2,050)
Obligations of states and political subdivisions	423	(5)	233	(3)	656	(8)
Mortgage-backed securities	18,022	(452)	15,538	(675)	33,560	(1,127)

Total temporarily impaired	$43,913	$(849)	$90,303	$(2,420)	$134,216	$(3,269)

Securities with unrealized losses at December 31, 2005 aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. treasury securities	$968	$(14)	$-	$-	$968	$(14)
U.S. agency securities	22,096	(332)	73,204	(1,577)	95,300	(1,909)
Obligations of states and political subdivisions	397	(4)	-	-	397	(4)
Mortgage-backed securities	22,328	(341)	11,968	(371)	34,296	(712)

Total temporarily impaired	$45,789	$(691)	$85,172	$(1,948)	$130,961	$(2,639)

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, TABLES IN THOUSANDS)

NOTE 3 - SECURITIES - continued

The investment portfolio is predominately high quality interest-bearing bonds with defined maturity dates backed by the U.S. Government or Government sponsored agencies. The unrealized losses at March 31, 2006 and December 31, 2005 are price changes resulting from changes in the interest rate environment and are not considered to be other than temporary declines in the value of the securities. Their fair value is expected to recover as the bonds approach their maturity date and/or market conditions improve.

NOTE 4 - LOANS

Major classifications of loans at March 31, 2006 and December 31, 2005 are summarized as follows:

	2006	2005
Commercial, secured by real estate	$92,242	$85,989
Commercial, other	38,842	49,362
Real estate construction	11,351	11,070
Residential real estate	137,427	134,570
Agricultural	1,405	1,670
Consumer and home equity	41,878	42,092
Other	4,381	3,964
	$327,526	$328,717

The following table sets forth information with respect to the Company’s impaired loans at March 31, 2006 and December 31, 2005.

	2006	2005
Impaired loans at period end with an allowance	$8,557	$7,926
Impaired loan at period end with no allowance	-	291
Amount of allowance for loan losses allocated	1,667	1,921

The following table sets forth information with respect to the Company’s nonperforming loans at March 31, 2006 and December 31, 2005.

	2006	2005
Non-accrual loans	$3,754	$3,751
Accruing loans which are contractually past due 90 days or more	2,013	853
Restructured loans	1,527	1,540
Total	$7,294	$6,144

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, TABLES IN THOUSANDS)

NOTE 5 - ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for the three months ended March 31, 2006 and 2005 are as follows:

	Three Months Ended
	March 31,
	2006	2005
Balance, beginning of period	$7,892	$9,384
Gross charge-offs	(427)	(550)
Recoveries	308	190
Provision for loan losses	(194)	243
Balance, end of period	$7,579	$9,267

NOTE 6 - GUARANTEED JUNIOR SUBORDINATED INTEREST DEBENTURES

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

The Debentures became redeemable by the Company in whole or in part on June 30, 2002 at 100% of the liquidation amount and are continuously redeemable after that. Proceeds from any redemption of the Debentures would cause a mandatory redemption of the Preferred Securities and the common securities having an aggregate liquidation amount equal to the principal amount of the Debentures redeemed. Since June 30, 2002, the Company has redeemed $3,000,000 (120,000 shares) on March 31, 2003, $4,500,000 (180,000 shares) on October 15, 2004, $1,000,000 (40,000 shares) on December 31, 2004, $5,000,000 (200,000 shares) on December 30, 2005 and an additional $7,000,000 (280,000 shares) on January 31, 2006 (see Note 7 below).

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, TABLES IN THOUSANDS)

NOTE 6 - GUARANTEED JUNIOR SUBORDINATED INTEREST DEBENTURES - continued

A portion of the Preferred Securities issued by the Trust qualify as Tier 1 capital for the Company under the Federal Reserve Board’s regulatory framework. The Federal Reserve Board recently re-evaluated whether trust preferred securities would continue to qualify as Tier 1 capital due to deconsolidation of the related trust preferred entity. Its conclusion, issued in a press release on March 1, 2005, was to continue to permit trust preferred securities to qualify as Tier I capital with certain restrictions phased in over five-years. Once completely phased-in, the dollar amount of trust preferred securities that will qualify as Tier I capital will be limited to 25% of equity based Tier I capital net of goodwill. As of March 31, 2006, $8,250,000 of the Preferred Securities was included in the Company’s Tier I capital. The same amount would have been included had the Federal Reserve Board’s new limitations been completely phased in at March 31, 2006.

Premier exercised its right to defer the payment of interest on the 9.750% Trust Preferred Securities for the quarter ending December 31, 2002 and all subsequent quarters through December 31, 2004, and for an indefinite period, which could be no longer than 20 consecutive quarterly periods. These deferred distributions accrued interest at an annual rate of 9.750%. In March 2005, Premier received approval from the FRB to pay the first quarter 2005 current distribution and all prior deferred distributions. The payment was disbursed on March 31, 2005 to shareholders of record on March 15, 2005. The accrued interest on the deferred distributions was also paid when the deferred distributions were paid on March 31, 2005. The FRB subsequently approved the payment of current distributions due for each quarter through March 31, 2006. With the termination of the Written Agreement on April 18, 2006 (see Note 2 above), the Company is no longer required to request the FRB’s approval to pay future distributions.

NOTE 7 - NOTES PAYABLE

On January 31, 2006, the Company executed and delivered to First Guaranty Bank of Hammond, Louisiana a Promissory Note and Business Loan Agreement dated January 31, 2006 for the principal amount of $7,000,000, bearing interest floating daily at the “Wall Street Journal” prime rate (currently 7.75%) and requiring monthly principal payments of $50,000 until maturity on September 28, 2017. The note is secured by a pledge of Premier’s 100% interest in Boone County Bank (a wholly owned subsidiary) under Commercial Pledge Agreement dated January 31, 2006. The proceeds of this note were used to redeem $7,000,000 (280,000 shares) of Premier’s 9.75% Trust Preferred Securities as of January 31, 2006.

Premier’s chairman owns approximately 27.6% of the voting stock of First Guaranty Bank. However, Premier’s board of directors determined during its vote to authorize the company to enter into the loan transaction that the terms of the financing, including the interest rate and collateral, were no less favorable than those which could be obtained from other financial institutions.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, TABLES IN THOUSANDS)

NOTE 8 - STOCKHOLDERS’ EQUITY AND REGULATORY MATTERS

The Company’s principal source of funds for dividend payments to shareholders is dividends received from the subsidiary Banks. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, as defined, combined with the retained net profits of the preceding two years, subject to the capital requirements and additional restrictions as discussed below. During 2006, the Banks could, without prior approval, declare dividends of approximately $2.5 million plus any 2006 net profits retained to the date of the dividend declaration.

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

These quantitative measures established by regulation to ensure capital adequacy require the Company and Banks to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of March 31, 2006, that the Company and the Banks meet all quantitative capital adequacy requirements to which they are subject.

Shown below is a summary of regulatory capital ratios for the Company:
	Mar 31, 2006	December 31, 2005	Regulatory Minimum Requirements	To Be Considered Well Capitalized
Tier I Capital (to Risk-Weighted Assets)	16.2%	17.8%	4.0%	6.0%
Total Capital (to Risk-Weighted Assets)	17.5%	19.1%	8.0%	10.0%
Tier I Capital (to Average Assets)	9.6%	10.6%	4.0%	5.0%

As of March 31, 2006, the most recent notification from the FRB categorized the Company and its subsidiary Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum Total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the preceding table. There are no conditions or events since that notification that management believes have changed the Company’s category.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, TABLES IN THOUSANDS)

NOTE 9 - STOCK COMPENSATION EXPENSE

On January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock Issued for Employees.” SFAS No. 123R establishes accounting requirements for share-based compensation to employees and carries forward prior guidance on accounting for awards to non-employees. Prior to the adoption of SFAS No. 123R, the Company reported employee compensation expense under stock option plans only if options were granted below market prices at grant date in accordance with the intrinsic value method of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. In accordance with APB No. 25, the Company reported no compensation expense on options granted as the exercise price of the options granted always equaled the market price of the underlying stock on the date of grant. SFAS No. 123R eliminates the ability to account for stock-based compensation using APB No. 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the measurement date, which is generally the date of the grant.

The Company transitioned to SFAS No. 123R using the modified prospective application method ("modified prospective application"). As permitted under modified prospective application, as it is applicable to the Company, SFAS No. 123R applies to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Additionally, compensation cost for non-vested awards that were outstanding as of January 1, 2006 will be recognized as the remaining requisite service is rendered during the period of and/or the periods after the adoption of SFAS No. 123R, adjusted for forfeitures. The recognition of compensation cost for those earlier awards is based on the same method and on the same grant-date fair values previously determined for the pro forma disclosures reported by the Company for periods prior to January 1, 2006.

On February 15, 2006, 35,250 incentive stock options were granted out of the 2002 Plan at an exercise price of $16.00. These options vest in three equal annual installments ending on February 15, 2009. On January 19, 2005, 35,000 incentive stock options were granted out of the 2002 Plan at an exercise price of $11.62. These options vest in three equal annual installments ending on January 19, 2008. On February 18, 2004, 28,200 incentive stock options were granted out of the 2002 Plan at an exercise price of $9.30. These options vest in three equal annual installments ending on February 18, 2007. On January 15, 2003, 28,650 incentive stock options were granted out of the 2002 Plan at an exercise price of $7.96. These options vested in three equal annual installments and were fully vested on January 15, 2006.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, TABLES IN THOUSANDS EXCEPT PER SHARE DATA)

NOTE 9 - STOCK COMPENSATION EXPENSE - continued

The fair value of the Company's employee stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options granted but are not considered by the model. The assumptions used in the Black-Scholes option-pricing model are as follows

	2006	2005	2004
Risk-free interest rate	4.62%	3.70%	3.15%
Expected option life (yrs)	5.00	5.00	5.00
Expected stock price volatility	0.26	0.25	0.25
Dividend yield	0.00%	0.00%	0.00%
Weighted average fair value of options granted during the year	$5.21	$3.48	$2.64

There was no material impact on the Company’s income before income taxes and net income from the adoption of SFAS No. 123R. Compensation expense of $30,000 was recorded for the first three months of 2006. Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS No. 123R requires the cash flows from the tax benefits resulting from tax deductions in excess of the compensation expense recognized for those options to be classified as financing cash flows.

Stock-based compensation expense is recognized ratably over the requisite service period for all awards. Unrecognized stock-based compensation expense related to stock options totaled $209,000 at March 31, 2006. This unrecognized expense is expected to be recognized over the next 36 months based on the vesting periods of the options.

The following pro forma information presents net income, earnings per share, and diluted earnings per share for the three months ended March 31, 2005 as if the fair value method of SFAS No. 123R had been used to measure compensation cost for stock-based compensation plans. For purposes of these pro forma disclosures, the estimated fair value of options is amortized to expense over the options’ vesting periods.

Three Months Ended
Mar. 31, 2005
Net income, as reported	$803
Deduct: Stock-based compensation expense determined under fair value based method, net of tax	(15)
Pro forma income	$788

Basic earnings per share, as reported	$0.15
Pro forma basic earnings per share	0.15

Diluted earnings per share, as reported	$0.15
Pro forma diluted earnings per share	0.15

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 9 - STOCK COMPENSATION EXPENSE - continued

A summary of the Company’s stock option activity and related information is presented below for the three months ended March 31:

	- - - - - - 2006 - - - - - -		- - - - - - 2005 - - - - - -
		Weighted Average Exercise		Weighted Average Exercise
	Options	Price	Options	Price
Outstanding at beginning of year	111,750	$11.05	83,650	$10.65
Grants	35,250	16.00	35,000	11.62
Exercises	(3,002)	9.02	-	-
Forfeitures	-	-	(2,400)	8.63
Outstanding at March 31,	143,998	$12.30	116,250	$10.98

Additional information regarding stock options outstanding and exercisable at March 31, 2006, is provided in the following table:

	- - - - - - - - - - - Outstanding - - - - - - - - - - -				- - - - Currently Exercisable - - - -
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number	Weighted Average Exercise Price	Aggregate Intrinsic Value

$7.50 to $10.00	43,249	7.4	$8.70	$313	34,924	$8.56	$258
$10.01 to $12.50	54,499	5.5	11.91	220	31,508	12.13	120
$15.01 to $17.50	46,250	8.2	16.12	0	11,000	16.50	0
Outstanding at March 31, 2006	143,998	6.9	12.30	$533	77,432	11.14	$378

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
MARCH 31, 2006

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Management's discussion and analysis contains forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. However, such performance involves risks and uncertainties, and there are certain important factors that may cause actual results to differ materially from those anticipated. These important factors include, but are not limited to, economic conditions (both generally and more specifically in the markets in which Premier operates), competition for Premier's customers from other providers of financial services, government legislation and regulation (which changes from time to time), changes in interest rates, Premier's ability to originate quality loans, collect delinquent loans and attract and retain deposits, the impact of Premier's growth, Premier's ability to control costs, and new accounting pronouncements, all of which are difficult to predict and many of which are beyond the control of Premier. The words “may,” “could,” “should,” “would,” “will,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “project,” “predict,” “continue” and similar expressions are intended to identify forward-looking statements.

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

Net income for the three months ended March 31, 2006 was $1,367,000, or 26 cents per share, compared to net income of $803,000, or $0.15 per share for the three months ended March 31, 2005. The increase in income reported for 2006 was primarily the result of higher interest income (primarily on loans), negative provisions for loan losses, and the recovery of prior period collection expenses and bad check losses at Premier’s Farmers Deposit Bank affiliate. These increases in profitability were only partially offset by higher interest expense, higher outside data processing costs and one-time accelerated amortization of issuance costs related to the early redemption of $7.0 million of Premier’s Trust Preferred securities on January 31, 2006.

Net interest income for the three months ending March 31, 2006 totaled $5.20 million, up $477,000 or 10.1% from the $4.73 million of net interest income earned in the first three months of 2005. Interest income in 2006 increased by $632,000 or 9.0%, $453,000 due to higher interest rates and a larger volume of loans outstanding. Interest earned on federal funds sold increased by $153,000, due to higher yields earned. Interest expense increased in total by $155,000 in 2006 compared to 2005 partially offsetting the increase in interest income. Savings of $359,000 were realized due to the early redemption of $5.0 million Premier’s Trust Preferred Securities on December 30, 2005 and another $7.0 million on January 31, 2006. A portion of the savings was offset by the increase in interest expense related to FHLB advances and other borrowings and Premier borrowed the $7.0 million it used to complete the January 2006 redemption. (See Note 7 to the consolidated financial statements). The net interest saving realized was more than offset by a $432,000, or 28.5% increase in interest expense on deposits. Due to the rising interest rate environment and actions taken by the Federal Reserve to increase national federal funds rates, Premier has increased the rates paid to its depositors to remain competitive in its markets. As a result of the increase in interest income, the net interest margin for the three months ending March 31, 2006 increased to 4.27% compared to 3.81% for the same period in 2005.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
MARCH 31, 2006

    Non-interest income decreased slightly to $898,000 for the three nine months of 2006 compared to $906,000 for the first three months of 2005. Service charges on deposit accounts increased by $19,000 or 3.3% to $600,000 in 2006 due to increases in the volume of deposit customers. Electronic banking income (income from debit/credit cards, ATM fees and internet banking charges) increased $25,000 or 29.1% to $111,000 in 2006 due to increases in Premier’s deposit customer base and their greater propensity to use electronic means to conduct their banking business. Premier’s conversion to a more modern banking software system in 2005 has allowed Premier to offer more electronic banking services and made it easier for customers to conduct their banking electronically. Secondary market mortgage income increased $25,000, or nearly 100%, to $51,000 in 2006 as Premier has expanded its efforts to originate mortgage loans for brokers for a commission. Other non-interest income decreased by $77,000 or 36.0%, largely due to one-time increases in other sources of banking income, such as revenue from checkbook sales, and recognition of income from Premier’s data processing subsidiary, both of which occurred in 2005.

Non-interest expenses for the third quarter of 2006 totaled $4,246,000 or 3.19% of average assets on an annualized basis compared to $4,233,000 or 3.15% of average assets for the same period of 2005. While total non-interest expenses increased only slightly, up 0.3% in 2006, there are significant changes in the types of expenses as well as several one-time expenses and recoveries included in the first quarter of 2006 results. Staff costs, occupancy and equipment expense and other operating expenses all decreased partially due to the cessation of operations of Premier’s data processing subsidiary. The $208,000 of these savings were slightly more than offset by the $236,000 increase in outside data processing expenses. Beginning in late 2004 and continuing through July 2005, Premier’s subsidiary banks were converted to a third-party data processing and item processing provider. Expenses related to training and data conversion were expensed as incurred, primarily in the second quarter of 2005. Expenditures for software licenses and new equipment are capitalized and expensed over time in accordance with the Company’s fixed asset policy. While there were some short-term costs to convert, the Company believes the long-term operating synergies should more than offset these costs as it will be able to take advantage of emerging technologies in information and item processing, now and in the years to come.

In addition to the expense savings realized from the cessation of operations of the data processing subsidiary, occupancy and equipment costs decreased by another $46,000 in 2006 compared to 2005 while staff costs increased by only $9,000. Other comparisons of non-interest expense categories include little to no change in professional fees or supplies expense in the first quarter of 2006 compared to the first quarter of 2005. Taxes not on income increased in 2006 largely due to tax refunds recognized in 2005. Conversely, write-downs, expenses and sales of other real estate owned (OREO) decreased in 2006 largely due to gains on the disposition of OREO in 2006. The $60,000 decrease in other non-interest expense is largely due to the cessation of data processing operations. In addition to these savings, other one-time expenses (and benefits) are included in other non-interest expense as follows. In 2006, $256,000 of one-time accelerated amortization of trust preferred issuance costs were partially offset by a $140,000 recovery of bad check losses as well as recoveries of expenses incurred to collect delinquent and charged-off loans. In 2005, other non-interest expenses include a $140,000 loss on the disposition of a bond servicing department at one of the Company’s affiliate banks and $50,000 of costs related to the conversion of Premier’s data processing.

Income tax expense was $683,000 for the first three months of 2006 compared to $354,000 for the first three months of 2004. The increase in income tax expense can be primarily attributed to the increase in pre-tax income detailed above. The effective tax rate for the three months ended March 31, 2006 was 33.3%, compared to the 30.6% effective tax rate for the same period in 2005. The increase in the effective tax rate is largely due to continued decreases in Premier’s income exempt from tax and the completion of a tax credit strategy in 2005.

The annualized returns on shareholders’ equity and average assets were approximately 9.93% and 1.03% for the three months ended March 31, 2006 compared to 6.30% and 0.60% for the same period in 2005.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
MARCH 31, 2006

B. Financial Position

Total assets at March 31, 2006 increased $10.8 million to $539.1 million from the $528.3 million at December 31, 2005. Earning assets increased to $500.1 million at March 31, 2006 from the $488.6 million at December 31, 2005, an increase of $11.5 million, or 2.4%. The increase was due to an increase federal funds sold with partially offsetting decreases in total loans and in the securities portfolio (see below).

Cash and due from banks at March 31, 2006 was $16.14 million, a slight increase from the $16.08 million at December 31, 2005. Federal funds sold increased $14.2 million from the $18.8 million reported at December 31, 2005. Changes in these two highly liquid assets are generally in response to demand for deposit withdrawals or the funding of loans and are part of Premier’s management of its liquidity and interest rate risks. This increase in federal funds sold is in response to future short-term loan funding needs as proceeds from increases in total deposits were not invested in high quality securities but held in federal funds sold pending the funding of loans anticipated to close in the second quarter of 2006.

Securities available for sale totaled $136.1 million at March 31, 2006, a $1.3 million decrease from the $137.4 million at December 31, 2005. The decline was largely due to a lower volume of purchases versus the volume of calls and maturities that occurred during the first three months coupled with a $642,000 decline in the market value of the total portfolio. To provide funding for new loans and anticipated new loans in the short-term future, not all of the funds from maturing investments were not renewed. The investment portfolio is predominately high quality interest-bearing bonds with defined maturity dates backed by the U.S. Government or Government sponsored agencies. The unrealized losses at March 31, 2006 and December 31, 2005 are price changes resulting from changes in the interest rate environment and are not considered to be other than temporary declines in the value of the securities. Their fair value is expected to recover as the bonds approach their maturity date and/or market conditions improve. Additional details on investment activities can be found in the Consolidated Statements of Cash Flows.

Total loans at March 31, 2006 were $327.5 million compared to $328.7 million at December 31, 2005, a decrease of nearly $1.2 million. This decrease is largely due to continued loan collections at Farmers Deposit Bank, net loan pay-offs in the Kentucky and Ohio markets, plus the charge-off of $427,000 of uncollectible loans across the Company. These declines were partially offset by net loan growth in the Company’s West Virginia market, up $803,000 since December 31, 2005.

Deposits totaled $448.0 million as of March 31, 2006, a $12.2 million increase from the $435.8 million in deposits at December 31, 2005. The increase is largely due to a $3.9 million increase in non-interest bearing deposits, a $2.1 million increase in certificates of deposit over $100,000, and a $6.2 million increase in other interest bearing deposits with total deposit growth at each of the Company’s affiliate banks. Repurchase agreements with corporate and public entity customers remained relatively unchanged at $9.3 million as of March 31, 2006.

Federal Home Loan Bank advances declined by $166,000 in the first three months of 2006 due to regularly scheduled principal payments. Other borrowed funds increased by $6.9 million since December 31, 2005, as the Company borrowed $7.0 million in bank debt to facilitate a $7.0 million early redemption of its Trust Preferred Securities in January 2006. The bank debt which requires principal payments of $50,000 per month bears in interest rate floating with the prime lending rate published in the Wall Street Journal. See Notes 6 and 7 to the consolidated financial statements for additional information on the Company’s outstanding bank debt and subordinated debentures.

Other liabilities declined by $1.9 million since December 31, 2005 largely as a result of the investment purchases that occurred in late December 2005 but were not paid for until January 2006.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
MARCH 31, 2006

The following table sets forth information with respect to the Company’s nonperforming assets at March 31, 2006 and December 31, 2005.

	(In Thousands)
	2006	2005
Non-accrual loans	$3,754	$3,751
Accruing loans which are contractually past due 90 days or more	2,013	853
Restructured	1,527	1,540
Total non-performing loans	7,294	6,144
Other real estate acquired through foreclosure	1,973	2,049
Total non-performing assets	$9,267	$8,193

Non-performing loans as a percentage of total loans	2.23%	1.87%

Non-performing assets as a percentage of total assets	1.72%	1.55%

Total non-performing loans and non-performing assets have increased since year-end due to an increase in accruing loans past due 90 days or more. The increase is largely due to the past due status of three loans, for each of which the Company is well secured with marketable collateral, and therefore management has continued to accrue interest on these notes as it believes the interest will be collected upon the liquidation of the collateral. Non-accrual loans and restructured loans have remained relatively unchanged since December 31, 2005 as the continuing collection efforts and charge-offs at Farmers Deposit Bank have been offset by an increase in non-accrual loans at other affiliate banks. A significant effort has been placed on reviews of loan files, efforts by lenders to bring borrowers current with the terms of their loan agreements and the sale of OREO properties. As in the past, when these plans are executed, Premier may experience increases in non-performing loans and non-performing assets. Furthermore, any resulting increases in loans placed on non-accrual status will have a negative impact on future loan interest income. Also, as these plans are executed, other loans may be identified that would necessitate additional charge-offs and potentially additional provisions for loan losses.

During the first quarter of 2006, the Company reversed $194,000 of previously recorded provisions for loan losses (negative provisions) compared to $243,000 of positive provision expense in the first quarter of 2005. The decrease in the provision was made in accordance with Premier’s policies regarding management’s estimation of probable incurred losses in the loan portfolio and the adequacy of the allowance for loan losses, which are in accordance with accounting principles generally accepted in the United States of America. The negative provisions in the first quarter of 2006 were the result of continued improvement in the estimated credit risk at banks formerly subject to regulatory agreements and payments on loans previously identified as having significant credit risk at Farmers Deposit Bank. Future provisions to the allowance for loan losses, positive or negative, will depend on future improvement or deterioration in estimated credit risk in the loan portfolio as well as whether additional payments are received on loans having significant credit risk. Gross charge-offs totaled $427,000 during the first three months of 2006. Any collections on these loans would be presented in future financial statements as recoveries of the amounts charged against the allowance. Recoveries recorded during the first three months of 2006 totaled $308,000. The allowance for loan losses at March 31, 2006 was 2.31% of total loans as compared to 2.40% at December 31, 2005. The declining percentage of allowance for loan losses to total loans is largely due to the negative provision expense recorded in the first quarter of 2006 and to the sufficient loan loss reserves allocated to those loans actually charged off during the quarter.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
MARCH 31, 2006

C. Critical Accounting Policies

The Company follows financial accounting and reporting policies that are in accordance with generally accepted accounting principles in the United States of America. These policies are presented in Note 1 to the consolidated audited financial statements in the Company's annual report on Form 10-K for the year ended December 31, 2005. Some of these accounting policies, as discussed below, are considered to be critical accounting policies. Critical accounting policies are those policies that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company has identified three accounting policies that are critical accounting policies, and an understanding of these policies is necessary to understand the financial statements. These policies relate to determining the adequacy of the allowance for loan losses, the impairment of goodwill, and the valuation of deferred tax assets. A detailed description of these accounting policies is contained in the Company’s annual report on Form 10-K for the year ended December 31, 2005. There have been no significant changes in the application of these accounting policies since December 31, 2005.

  Management believes that the judgments, estimates and assumptions used in the preparation of the consolidated financial statements are appropriate given the factual circumstances at the time.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
MARCH 31, 2006

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

2.	Cash flow generated by repayment of loans and interest.

3.	Arrangements with correspondent banks for purchase of unsecured federal funds.

4.	The sale of securities under repurchase agreements and borrowing from the Federal Home Loan Bank.

5.	Maintenance of an adequate available-for-sale security portfolio. The Company owns $136.1 million of securities at market value as of March 31, 2006.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
MARCH 31, 2006

The cash flow statements for the periods presented in the financial statements provide an indication of the Company’s sources and uses of cash as well as an indication of the ability of the Company to maintain an adequate level of liquidity.

E. Capital

At March 31, 2006, total shareholders’ equity of $55.3 million was 10.3% of total assets. This compares to total shareholders’ equity of $54.3 million or 10.3% of total assets on December 31, 2005.

Tier I capital totaled $49.4 million at March 31, 2006, which represents a Tier I leverage ratio of 9.6%. This ratio is down from the 10.6% at December 31, 2005 due to the redemption of $7.0 million of Premier’s Trust Preferred Securities in January 2006, all of which was previously included in Tier I capital.

Book value per share was $10.56 at March 31, 2006, and $10.37 at December 31, 2005. The increase in book value per share was the result of $943,000 of comprehensive net income for the first three months of 2006 as net income was partially decreased by the $424,000 after tax decrease in the market value of investment securities available for sale during the first three months.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company currently does not engage in any derivative or hedging activity. Refer to the Company’s 2005 10-K for analysis of the interest rate sensitivity. The Company believes there have been no significant changes in the interest rate sensitivity since previously reported on the Company’s 2005 10-K.

PREMIER FINANCIAL BANCORP, INC.
MARCH 31, 2006

Item 4. Controls and Procedures

A. Disclosure Controls and Procedures

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

B. Changes in Internal Controls over Financial Reporting

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

PREMIER FINANCIAL BANCORP, INC.
MARCH 31, 2006

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

See information regarding regulatory matters in Note 2 to the consolidated financial statements

Item 1A.  Risk Factors

Please refer to Premier’s Annual Report on Form 10-K for the year ended December 31, 2005 for disclosures with respect to Premier’s risk factors at December 31, 2005. There have been no material changes since year-end 2005 in the specified risk factors disclosed in the Annual Report on Form 10-K.

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

PREMIER FINANCIAL BANCORP, INC.
MARCH 31, 2006

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

        PREMIER FINANCIAL BANCORP, INC.

Date: May 15, 2006                             /s/ Robert W. Walker
                Robert W. Walker
                President & Chief Executive Officer

Date: May 15, 2006                             /s/ Brien M. Chase
                Brien M. Chase
                Vice President & Chief Financial Officer