Form 10-Q
period 2006-06-30
PREMIER FINANCIAL BANCORP INC
filed 2006-08-09
CIK 887919

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

Common stock, no par value, - 5,236,899 shares outstanding at July 31, 2006

PREMIER FINANCIAL BANCORP, INC.
INDEX TO REPORT
JUNE 30, 2006

PREMIER FINANCIAL BANCORP, INC.
JUNE 30, 2006

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

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2006 AND DECEMBER 31, 2005
(DOLLARS IN THOUSANDS)

	(UNAUDITED)
	2006	2005
ASSETS
Cash and due from banks	$17,135	$16,080
Federal funds sold	19,776	18,812
Securities available for sale	131,070	137,419
Loans	342,133	328,717
Allowance for loan losses	(7,198)	(7,892)
Net loans	334,935	320,825
Federal Home Loan Bank and Federal Reserve Bank stock	3,181	3,060
Premises and equipment, net	7,008	7,126
Real estate and other property acquired through foreclosure	537	2,049
Interest receivable	2,596	2,661
Goodwill	15,816	15,816
Other assets	4,314	4,476
Total assets	$536,368	$528,324

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Non-interest bearing	$76,087	$69,856
Time deposits, $100,000 and over	47,754	42,169
Other interest bearing	321,183	323,818
Total deposits	445,024	435,843
Securities sold under agreements to repurchase	9,476	9,317
Federal Home Loan Bank advances	7,924	8,334
Other borrowed funds	6,745	-
Notes payable	-	1,402
Guaranteed junior subordinated interest debentures	8,505	15,722
Interest payable	848	724
Other liabilities	1,113	2,695
Total liabilities	479,635	474,037

Stockholders' equity
Preferred stock, no par value; 1,000,000 shares authorized;
none issued or outstanding	-	-
Common stock, no par value; 10,000,000 shares authorized;
5,233,730 shares issued and outstanding	1,108	1,105
Additional paid-in capital	43,549	43,458
Retained earnings	14,810	11,442
Accumulated other comprehensive income (loss)	(2,734)	(1,718)
Total stockholders' equity	56,733	54,287
Total liabilities and stockholders' equity	$536,368	$528,324

See Accompanying Notes to Consolidated Financial Statements

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(UNAUDITED, DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Interest income
Loans, including fees	$6,404	$5,706	$12,493	$11,342
Securities available for sale
Taxable	1,288	1,269	2,555	2,512
Tax-exempt	22	24	45	49
Federal funds sold and other	300	173	597	314
Total interest income	8,014	7,172	15,690	14,217

Interest expense
Deposits	2,140	1,609	4,089	3,126
Repurchase agreements and other	58	42	115	78
FHLB advances and other borrowings	251	126	455	269
Debentures	205	502	467	1,124
Total interest expense	2,654	2,279	5,126	4,597

Net interest income	5,360	4,893	10,564	9,620
Provision for loan losses	(819)	191	(1,013)	434
Net interest income after provision for loan losses	6,179	4,702	11,577	9,186

Non-interest income
Service charges on deposit accounts	713	715	1,313	1,296
Electronic banking income	126	99	237	185
Secondary market mortgage income	38	65	89	91
Other	129	112	265	325
	1,006	991	1,904	1,897
Non-interest expenses
Salaries and employee benefits	2,270	2,372	4,532	4,699
Occupancy and equipment expenses	491	564	974	1,165
Outside data processing	517	340	987	574
Professional fees	121	245	255	379
Taxes, other than payroll, property and income	145	124	282	206
Write-downs, expenses, sales of other real estate owned, net	3	48	(22)	60
Supplies	90	109	175	192
Other expenses	530	849	1,230	1,609
	4,167	4,651	8,413	8,884
Income before income taxes	3,018	1,042	5,068	2,199
Provision for income taxes	1,018	315	1,701	669

Net income	$2,000	$727	$3,367	$1,530

Weighted average shares outstanding:
Basic	5,237	5,232	5,236	5,232
Diluted	5,264	5,242	5,268	5,243

Net income per share:
Basic	$0.38	$0.14	$0.64	$0.29
Diluted	0.38	0.14	0.64	0.29

See Accompanying Notes to Consolidated Financial Statements

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(UNAUDITED, DOLLARS IN THOUSANDS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income	$2,000	$727	$3,367	$1,530

Other comprehensive income (loss):
Unrealized gains and (losses) arising during the period	(897)	1,453	(1,539)	(395)
Reclassification of realized amount	-	-	-	-
Net change in unrealized gain (loss) on securities	(897)	1,453	(1,539)	(395)
Less tax impact	(305)	494	(523)	(134)
Other comprehensive income (loss):	(592)	959	(1,016)	(261)

Comprehensive income (loss)	$1,408	$1,686	$2,351	$1,269

See Accompanying Notes to Consolidated Financial Statements

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(UNAUDITED, DOLLARS IN THOUSANDS)

	2006	2005
Cash flows from operating activities
Net income	$3,367	$1,530
Adjustments to reconcile net income to net cash from operating activities
Depreciation and impairment of real estate	408	541
Provision for loan losses	(1,013)	434
Amortization, net	33	151
FHLB stock dividends	(68)	(52)
Investment securities losses (gains), net	-	-
OREO writedowns (gains on sales), net	(15)	14
Stock compensation expense	68	-
Changes in :
Interest receivable	65	201
Other assets	469	(152)
Interest payable	124	(4,789)
Other liabilities	(1,582)	(170)
Net cash from operating activities	1,856	(2,292)

Cash flows from investing activities
Purchases of securities available for sale	(11,012)	(12,542)
Proceeds from maturities and calls of securities available for sale	15,788	14,688
Purchase of FHLB stock, net of redemptions	(53)	(265)
Net change in federal funds sold	(964)	(502)
Net change in loans	(13,451)	(3,149)
Purchases of premises and equipment, net	(290)	(512)
Proceeds from sale of other real estate acquired through foreclosure	1,881	948
Net cash from investing activities	(8,101)	(1,334)

Cash flows from continuing financing activities
Net change in deposits	9,181	6,170
Repayment of Federal Home Loan Bank advances	(410)	(430)
Repayment of other borrowed funds	(255)	(800)
Proceeds from other borrowings	7,000	-
Early redemption of Trust Preferred Securities	(7,000)	-
Repayment of subordinated notes	(1,402)	-
Proceeds from stock option exercises	27	-
Net change in federal funds purchased	-	(1,544)
Net change in agreements to repurchase securities	159	148
Net cash from financing activities	7,300	3,544

Net change in cash and cash equivalents	1,055	(82)
Cash and cash equivalents at beginning of period	16,080	14,474

Cash and cash equivalents at end of period	$17,135	$14,392

See Accompanying Notes to Consolidated Financial Statements

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(UNAUDITED, DOLLARS IN THOUSANDS)

	2006	2005
Supplemental disclosures of cash flow information:
Cash paid during period for interest	$5,002	$9,386

Loans transferred to real estate acquired through foreclosure	354	1,060

See Accompanying Notes to Consolidated Financial Statements

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
(UNAUDITED, TABLES IN THOUSANDS)

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Premier Financial Bancorp, Inc. (the Company) and its wholly owned subsidiaries:

				June 30, 2006
		Year	Total	Net Income
Subsidiary	Location	Acquired	Assets	Qtr	YTD
Citizens Deposit Bank & Trust	Vanceburg, Kentucky	1991	$119,688	$536	$1,137
Farmers Deposit Bank	Eminence, Kentucky	1996	81,819	511	847
Ohio River Bank	Ironton, Ohio	1998	80,764	223	454
First Central Bank, Inc.	Philippi, West Virginia	1998	100,562	541	913
Boone County Bank, Inc.	Madison, West Virginia	1998	152,965	569	995
Mt. Vernon Financial Holdings, Inc.	Huntington, West Virginia	1999	1,637	(12)	(15)

The Company also has a capital trust subsidiary, PFBI Capital Trust, as discussed in Note 5, and merged its data processing subsidiary, Premier Data Services, Inc. into the parent company on June 30, 2006. In accordance with FASB Interpretation No. 46, the Trust is no longer consolidated with the Company. All other intercompany transactions and balances have been eliminated.

The Company maintains Employee Stock Ownership Incentive Plans (the Plans) whereby certain employees of the Company are eligible to receive incentive stock options. Pursuant to the Plans, a maximum of 600,000 shares of the Company’s common stock may be issued through the exercise of these incentive stock options. The option price is the fair market value of the Company’s shares at the date of the grant. The options are exercisable within ten years from the date of grant. The Plans are accounted for in accordance with FASB Statement No. 123 - revised 2004 (SFAS 123R), Share-Based Payment, which was adopted by the Company on January 1, 2006. SFAS 123R replaced Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-Based Compensation’’ and superseded APB Opinion No. 25 (APB 25), ‘‘Accounting for Stock Issued to Employees” and amended FASB Statement No. 95, “Statement of Cash Flows.’’ SFAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value based method and the recording of such expense in our consolidated statements of income. See Note 8 below for additional information regarding stock compensation expense.

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
JUNE 30, 2006
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

In July 2006, the FASB released Interpretation No. 48, "Accounting for Uncertainty in Income Taxes." This Interpretation revises the recognition tests for tax saving positions taken in tax returns such that a tax benefit is recorded only when it is more likely than not that the tax position will be allowed upon examination by taxing authorities. The amount of such a tax benefit to record is the largest amount that is more likely than not to be allowed. Although not anticipated, any reduction in deferred tax assets or increase in tax liabilities upon adoption will have a corresponding decrease in retained earnings. The Company has not yet determined the effect of adopting this Interpretation, which will be effective for reporting periods beginning on January 1, 2007.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
(UNAUDITED, TABLES IN THOUSANDS)

NOTE 2 -SECURITIES

Amortized cost and fair value of investment securities, by category, at June 30, 2006 are summarized as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
U. S. Treasury securities	$6,442	$-	$(153)	$6,289
U. S. agency securities	92,107	-	(2,326)	89,781
Obligations of states and political subdivisions	2,123	15	(16)	2,122
Mortgage-backed securities	34,516	-	(1,663)	32,853
Corporate securities	25	-	-	25
Total available for sale	$135,213	$15	$(4,158)	$131,070

Amortized cost and fair value of investment securities, by category, at December 31, 2005 are summarized as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
U. S. Treasury securities	$3,952	$3	$(14)	$3,941
U. S. agency securities	97,209	-	(1,909)	95,300
Obligations of states and political subdivisions	2,487	31	(4)	2,514
Mortgage-backed securities	36,349	2	(712)	35,639
Corporate securities	25	-	-	25
Total available for sale	$140,022	$36	$(2,639)	$137,419

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
(UNAUDITED, TABLES IN THOUSANDS)

NOTE 2-SECURITIES - continued

Securities with unrealized losses at June 30, 2006 aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. treasury securities	$6,289	$(153)	$-	$-	$6,289	$(153)
U.S. agency securities	19,973	(456)	69,808	(1,870)	89,781	(2,326)
Obligations of states and political subdivisions	551	(13)	233	(3)	784	(16)
Mortgage-backed securities	18,170	(744)	14,565	(919)	32,735	(1,663)

Total temporarily impaired	$44,983	$(1,366)	$84,606	$(2,792)	$129,589	$(4,158)

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

The investment portfolio is predominately high quality interest-bearing bonds with defined maturity dates backed by the U.S. Government or Government sponsored agencies. The unrealized losses at June 30, 2006 and December 31, 2005 are price changes resulting from changes in the interest rate environment and are not considered to be other than temporary declines in the value of the securities. Their fair value is expected to recover as the bonds approach their maturity date and/or market conditions improve.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
(UNAUDITED, TABLES IN THOUSANDS)

NOTE 3 - LOANS

Major classifications of loans at June 30, 2006 and December 31, 2005 are summarized as follows:

	2006	2005
Commercial, secured by real estate	$102,295	$85,989
Commercial, other	39,511	49,362
Real estate construction	12,895	11,070
Residential real estate	138,333	134,570
Agricultural	2,202	1,670
Consumer and home equity	42,580	42,092
Other	4,317	3,964
	$342,133	$328,717

The following table sets forth information with respect to the Company’s impaired loans at June 30, 2006 and December 31, 2005.

	2006	2005
Impaired loans at period end with an allowance	$8,520	$7,926
Impaired loan at period end with no allowance	-	291
Amount of allowance for loan losses allocated	1,679	1,921

The following table sets forth information with respect to the Company’s nonperforming loans at June 30, 2006 and December 31, 2005.

	2006	2005
Non-accrual loans	$5,314	$3,751
Accruing loans which are contractually past due 90 days or more	1,445	853
Restructured loans	1,501	1,540
Total	$8,260	$6,144

NOTE 4 - ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for the three and six months ended June 30, 2006 and 2005 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Balance, beginning of period	$7,579	$9,267	$7,892	$9,384
Gross charge-offs	(334)	(660)	(761)	(1,210)
Recoveries	772	129	1,080	319
Provision for loan losses	(819)	191	(1,013)	434
Balance, end of period	$7,198	$8,927	$7,198	$8,927

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
(UNAUDITED, TABLES IN THOUSANDS)

NOTE 5 - GUARANTEED JUNIOR SUBORDINATED INTEREST DEBENTURES

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

The Debentures became redeemable by the Company in whole or in part on June 30, 2002 at 100% of the liquidation amount and are continuously redeemable after that. Proceeds from any redemption of the Debentures would cause a mandatory redemption of the Preferred Securities and the common securities having an aggregate liquidation amount equal to the principal amount of the Debentures redeemed. Since June 30, 2002, the Company has redeemed $3,000,000 (120,000 shares) on March 31, 2003, $4,500,000 (180,000 shares) on October 15, 2004, $1,000,000 (40,000 shares) on December 31, 2004, $5,000,000 (200,000 shares) on December 30, 2005 and an additional $7,000,000 (280,000 shares) on January 31, 2006 (see Note 6 below).

A portion of the Preferred Securities issued by the Trust qualify as Tier 1 capital for the Company under the Federal Reserve Board’s regulatory framework. The Federal Reserve Board recently re-evaluated whether trust preferred securities would continue to qualify as Tier 1 capital due to deconsolidation of the related trust preferred entity. Its conclusion, issued in a press release on March 1, 2005, was to continue to permit trust preferred securities to qualify as Tier I capital with certain restrictions phased in over five-years. Once completely phased-in, the dollar amount of trust preferred securities that will qualify as Tier I capital will be limited to 25% of equity based Tier I capital net of goodwill. As of June 30, 2006, $8,250,000 of the Preferred Securities was included in the Company’s Tier I capital. The same amount would have been included had the Federal Reserve Board’s new limitations been completely phased in at June 30, 2006.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
(UNAUDITED, TABLES IN THOUSANDS)

NOTE 6 - NOTES PAYABLE

On January 31, 2006, the Company executed and delivered to First Guaranty Bank of Hammond, Louisiana a Promissory Note and Business Loan Agreement dated January 31, 2006 for the principal amount of $7,000,000, bearing interest floating daily at the “Wall Street Journal” prime rate (currently 8.25%) and requiring monthly principal payments of $50,000 until maturity on September 28, 2017. The note is secured by a pledge of Premier’s 100% interest in Boone County Bank (a wholly owned subsidiary) under Commercial Pledge Agreement dated January 31, 2006. The proceeds of this note were used to redeem $7,000,000 (280,000 shares) of Premier’s 9.75% Trust Preferred Securities as of January 31, 2006.

Premier’s chairman owns approximately 27.6% of the voting stock of First Guaranty Bank. However, Premier’s board of directors determined during its vote to authorize the company to enter into the loan transaction that the terms of the financing, including the interest rate and collateral, were no less favorable than those which could be obtained from other financial institutions.

In June the Company fully repaid the $701,000 note payable to Mr. Reynolds, Chairman of the Board, and the $701,000 note payable Mr. Walker, President and CEO of the Company. In an agreement reached with the Federal Reserve Bank of Cleveland, Mr. Reynolds loaned the Company the proceeds to make the June 2002 distribution on the Trust Preferred Securities. Similarly, Mr. Walker loaned the Company the proceeds to make the September 2002 distribution of the Trust Preferred Securities.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
(UNAUDITED, TABLES IN THOUSANDS)

NOTE 7 - STOCKHOLDERS’ EQUITY AND REGULATORY MATTERS

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

These quantitative measures established by regulation to ensure capital adequacy require the Company and Banks to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of June 30, 2006, that the Company and the Banks meet all quantitative capital adequacy requirements to which they are subject.

Shown below is a summary of regulatory capital ratios for the Company:

	June 30, 2006	December 31, 2005	Regulatory Minimum Requirements	To Be Considered Well Capitalized
Tier I Capital (to Risk-Weighted Assets)	16.4%	17.8%	4.0%	6.0%
Total Capital (to Risk-Weighted Assets)	17.7%	19.1%	8.0%	10.0%
Tier I Capital (to Average Assets)	10.0%	10.6%	4.0%	5.0%

As of June 30, 2006, the most recent notification from the FRB categorized the Company and its subsidiary Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum Total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the preceding table. There are no conditions or events since that notification that management believes have changed the Company’s category.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
(UNAUDITED, TABLES IN THOUSANDS)

NOTE 8 - STOCK COMPENSATION EXPENSE

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

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
(UNAUDITED, TABLES IN THOUSANDS EXCEPT PER SHARE DATA)

NOTE 8 - STOCK COMPENSATION EXPENSE - continued

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

There was no material impact on the Company’s income before income taxes and net income from the adoption of SFAS No. 123R. Compensation expense of $68,000 was recorded for the first six months of 2006 while $38,000 was recorded for the three months ended June 30, 2006. The after tax impact was to reduce earnings per share by $0.01 for the first six months of 2006 and less than $0.01 for the three months ended June 30, 2006. Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS No. 123R requires the cash flows from the tax benefits resulting from tax deductions in excess of the compensation expense recognized for those options to be classified as financing cash flows.

Stock-based compensation expense is recognized ratably over the requisite service period for all awards. Unrecognized stock-based compensation expense related to stock options totaled $171,000 at June 30, 2006. This unrecognized expense is expected to be recognized over the next 33 months based on the vesting periods of the options.

The following pro forma information presents net income, earnings per share, and diluted earnings per share for the three and six months ended June 30, 2005 as if the fair value method of SFAS No. 123R had been used to measure compensation cost for stock-based compensation plans. For purposes of these pro forma disclosures, the estimated fair value of options is amortized to expense over the options’ vesting periods.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
(UNAUDITED, TABLES IN THOUSANDS EXCEPT PER SHARE DATA)

NOTE 8 - STOCK COMPENSATION EXPENSE - continued

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Net income, as reported	$727	$1,530
Deduct: Stock-based compensation expense determined under fair value based method, net of tax	(17)	(32)
Pro forma income	$710	$1,498

Basic earnings per share, as reported	$0.14	$0.29
Pro forma basic earnings per share	0.14	0.29

Diluted earnings per share, as reported	$0.14	$0.29
Pro forma diluted earnings per share	0.14	0.29

A summary of the Company’s stock option activity and related information is presented below for the six months ended June 30:

	- - - - - - 2006 - - - - - -		- - - - - - 2005 - - - - - -
		Weighted Average Exercise		Weighted Average Exercise
	Options	Price	Options	Price
Outstanding at beginning of year	111,750	$11.05	83,650	$10.65
Grants	35,250	16.00	35,000	11.62
Exercises	(3,002)	9.02	-	-
Forfeitures	(21,000)	13.00	(2,400)	8.63
Outstanding at June 30,	122,998	$12.29	116,250	$10.98

Additional information regarding stock options outstanding and exercisable at June 30, 2006, is provided in the following table:

	- - - - - - - - - - - Outstanding - - - - - - - - - - -				- - - - Currently Exercisable - - - -
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number	Weighted Average Exercise Price	Aggregate Intrinsic Value

$7.50 to $10.00	43,249	7.2	$8.70	$261	34,924	$8.56	$216
$10.01 to $12.50	33,499	8.6	11.62	105	10,508	11.62	33
$15.01 to $17.50	46,250	7.9	16.12	0	11,000	16.50	0
Outstanding at June 30, 2006	122,998	7.8	12.29	$366	56,432	10.68	$249

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
JUNE 30, 2006

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

Net income for the six months ended June 30, 2006 was $3,367,000, or 64 cents per share, compared to net income of $1,530,000, or $0.29 per share, for the six months ended June 30, 2005. The increase in income reported for 2006 was primarily the result of a 9.8% increase in net interest income, fueled by a 10.1% increase in interest income on loans, negative provisions for loan losses, and a 5.3% decline in non-interest expenses. These improvements in profitability more than offset higher interest expense, higher outside data processing costs and the accelerated amortization of issuance costs related to the early redemption of $7.0 million of Premier’s Trust Preferred securities on January 31, 2006. For the three months ended June 30, 2006, net income was $2,000,000, or 38 cents per share, compared to net income of $727,000 or $0.14 per share for the three months ended June 30, 2005. The increase in income reported for 2006 was again largely due to 9.5% increase in net interest income, fueled by a 12.2% increase in interest income on loans, negative provisions for loan losses, and a 10.4% decrease in non-interest expenses. These improvements in profitability more than offset higher interest expense and higher outside data processing costs.

Net interest income for the six months ending June 30, 2006 totaled $10.56 million, up 9.8% from the $9.62 million of net interest income earned in the first six months of 2005. Interest income in 2006 increased by $1.47 million or 10.3%, $1.15 million due to higher interest rates earned and increases in loans outstanding, and $280,000 due to an increase in yields of federal funds sold. Interest expense increased in total by $529,000 in 2006 compared to 2005, partially offsetting the increase in interest income. Interest savings of $657,000 were realized due to the early redemption of $5.0 million of Premier’s Trust Preferred Securities on December 30, 2005 and another $7.0 million on January 31, 2006. A portion of the savings was offset by the increase in interest expense related to FHLB advances and other borrowings as Premier borrowed the $7.0 million it used to complete the January 2006 redemption. (See Note 6 to the consolidated financial statements). The net interest saving realized was more than offset by a $963,000, or 30.8% increase in interest expense on deposits. Due to the rising interest rate environment and actions taken by the Federal Reserve to increase national federal funds rates, Premier has increased the rates paid to its depositors to remain competitive in its markets. As a result of the increase in interest income, the net interest margin for the six months ending June 30, 2006 increased to 4.29% compared to 3.87% for the same period in 2005.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
JUNE 30, 2006

Net interest income for the quarter ending June 30, 2006 totaled $5.36 million, up from the $4.89 million of net interest income earned in the second quarter of 2005. Interest income increased by $842,000 in 2006, again due to higher loan income and interest on federal funds sold. Interest income on loans increased by $698,000 or 12.2% as the higher volume of loans was complemented by rising yields on floating rate loans. Interest income on federal funds sold increased by $127,000 due to the higher interest rate environment. Interest expense increased in total by $375,000 in the second quarter of 2006 compared to the same quarter of 2005, partially offsetting the increase in interest income. Interest savings of $297,000 were realized due to the early redemption of $5.0 million Premier’s Trust Preferred Securities on December 30, 2005 and the $7.0 million on January 31, 2006. A portion of the savings was offset by the $125,000 increase in interest expense related to FHLB advances and other borrowings as Premier borrowed the $7.0 million it used to complete the January 2006 redemption. The net interest saving realized was more than offset by a $531,000, or 33.0% increase in interest expense on deposits. As a result of the increase in interest income, the net interest margin for the three months ending June 30, 2006 was approximately 4.31% compared to 3.94% for the same three month period in 2005.

Non-interest income increased to $1,904,000 for the first six months of 2006 compared to $1,897,000 for the first six months of 2005. Service charges on deposit accounts increased by $17,000 or 1.3% due to increases in fee rates and the volume of deposit customers. Electronic banking income (income from debit/credit cards, ATM fees and internet banking charges) increased $52,000 or 28.1% to $237,000 in 2006 due to increases in Premier’s deposit customer base and their greater propensity to use electronic means to conduct their banking business. Premier’s conversion to a more modern banking software system in 2005 has allowed Premier to offer more electronic banking services and made it easier for customers to conduct their banking electronically. Secondary market mortgage income in the first six months of 2006 remained relatively unchanged from 2005, while other non-interest income decreased by $60,000 or 18.5%, largely due to one-time increases in other sources of banking income in 2005, such as revenue from checkbook sales, and recognition of income from certain loan collections. These were partially offset by an increase in late payment fees on consumer loans. For the quarter ending June 30, 2006, non-interest income increased $15,000 to $1,006,000 compared to $991,000 for the second quarter of 2005. The increase is primarily due to a $27,000 increase in electronic banking income and a $17,000 increase in other income related to increases in consumer loan late fees. These increases were partially offset by a $27,000 decrease in secondary market mortgage income due to a decrease in mortgage activity resulting from the rise in interest rates.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
JUNE 30, 2006

    Non-interest expenses for the first six months of 2006 totaled $8,413,000 or 3.13% of average assets on an annualized basis compared to $8,884,000 or 3.30% of average assets for the same period of 2005. Non-interest expense in the first six months of 2005 includes two one-time events that are nearly offsetting. Professional fee expense includes $148,000 of reimbursed legal fees from an insurance settlement in the first quarter of 2005, while other expenses include a $140,000 loss on the disposition of a bond servicing department at one of the Company’s affiliate banks in the first quarter of 2005. Staff costs, occupancy and equipment expense and other operating expenses all decreased partially due to the cessation of operations of Premier’s data processing subsidiary in July 2005. The $498,000 of these savings more than offset the $413,000 increase in outside data processing expenses. Beginning in late 2004 and continuing through July 2005, Premier’s subsidiary banks were converted to a third-party data processing and item processing provider. Expenses related to training and data conversion were expensed as incurred, primarily in the second quarter of 2005. Expenditures for software licenses and new equipment are capitalized and expensed over time in accordance with the Company’s fixed asset policy.

In addition to the expense savings realized from the cessation of operations of the data processing subsidiary, occupancy and equipment costs decreased by another $80,000 in 2006 compared to 2005 while staff costs decreased by $24,000. Likewise, taxes not on income increased $72,000 in 2006 largely due to tax refunds recognized in 2005 and an increase in shareholders’ equity subject to tax in West Virginia. Conversely, write-downs, expenses and sales of other real estate owned (OREO) decreased in 2006 largely due to gains on the disposition of OREO in 2006. Also, supplies expense decreased $17,000 due to operational changes. The $379,000 decrease in other non-interest expense is largely due to the cessation of data processing operations. In addition to these savings, other one-time expenses (and benefits) are included in other non-interest expense as follows. In 2006, $256,000 of one-time accelerated amortization of trust preferred issuance costs were partially offset by a $140,000 recovery of bad check losses as well as recoveries of expenses incurred to collect delinquent and charged-off loans. In 2005, other non-interest expenses include a $140,000 loss on the disposition of a bond servicing department at one of the Company’s affiliate banks and $387,000 of costs related to the conversion of Premier’s data processing.

Non-interest expenses for the second quarter of 2006 totaled $4,167,000 or 3.10% of average assets on an annualized basis compared to $4,651,000 or 3.46% of average assets for the same period of 2005. Again, staff costs, occupancy and equipment expense and other operating expenses all decreased partially due to the cessation of operations of Premier’s data processing subsidiary in July 2005. The $290,000 of these savings more than offset the $177,000 increase in outside data processing expenses. In addition to the expense savings realized from the cessation of operations of the data processing subsidiary, occupancy and equipment costs decreased by another $34,000 in 2006 compared to 2005 while staff costs decreased by $28,000. Professional fees declined by $117,000 due to lower internal audit costs while taxes not on income increased $19,000 in 2006 due to an increase in shareholders’ equity subject to tax in West Virginia. Other non-interest expenses declined significantly largely due to the conversion costs expensed in the second quarter of 2005.

Income tax expense was $1,701,000 for the first six months of 2006 compared to $669,000 for the first six months of 2005. The increase in income tax expense can be primarily attributed to the increase in pre-tax income detailed above. The effective tax rate for the six months ended June 30, 2006 was 33.6%, compared to the 30.4% effective tax rate for the same period in 2005. Income tax expense for the quarter ending June 30, 2006 was $1,018,000 (33.7% effective tax rate) compared to $315,000 (30.2% effective tax rate) for the same period of 2005. The increase in the effective rates are largely due to the declining percentage of tax exempt income in relation to total income as the Company’s profits have increased and the completion of a tax credit strategy in 2005.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
JUNE 30, 2006

     The annualized returns on shareholders’ equity and on average assets were approximately 12.05% and 1.25% for the six months ended June 30, 2006 compared to 5.95% and 0.57% for the same period in 2005. For the quarter ended June 30, 2006, annualized returns on shareholders’ equity and on average assets were approximately 14.26% and 1.49%, respectively.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
JUNE 30, 2006

B. Financial Position

Total assets at June 30, 2006 increased $7.3 million to $535.6 million from the $528.3 million at December 31, 2005. Earning assets increased to $496.9 million at June 30, 2006 from the $488.6 million at December 31, 2005, an increase of $8.3 million, or 1.7%. The increase was due to a $13.4 million increase total loans partially offset by a $6.3 million decrease in the securities portfolio (see below).

Cash and due from banks at June 30, 2006 was $17.1 million, a $1.0 million increase from the $16.1 million at December 31, 2005. Federal funds sold also increased $1.0 million from the $18.8 million reported at December 31, 2005. Changes in these two highly liquid assets are generally in response to demand for deposit withdrawals or the funding of loans and are part of Premier’s management of its liquidity and interest rate risks.

Securities available for sale totaled $131.1 million at June 30, 2006, a $6.3 million decrease from the $137.4 million at December 31, 2005. The decline was largely due to a lower volume of purchases versus the volume of calls and maturities that occurred during the first six months coupled with a $1.5 million decline in the market value of the total portfolio. To provide funding for new loans and anticipated new loans in the short-term future, not all of the funds from maturing investments were renewed. The investment portfolio is predominately high quality interest-bearing bonds with defined maturity dates backed by the U.S. Government or Government sponsored agencies. The unrealized losses at June 30, 2006 and December 31, 2005 are price changes resulting from changes in the interest rate environment and are not considered to be other than temporary declines in the value of the securities. Their fair value is expected to recover as the bonds approach their maturity date and/or market conditions improve. Additional details on investment activities can be found in the Consolidated Statements of Cash Flows.

Total loans at June 30, 2006 were $342.1 million compared to $328.7 million at December 31, 2005, an increase of over $13.4 million. This increase is largely due to loan growth in each of Premier’s markets. Over one-half of the increase in loans was from the Company’s West Virginia market, up $8.1 million since December 31, 2005. The increase in loans outstanding was despite the continued loan collections at Farmers Deposit Bank plus the charge-off of $761,000 of uncollectible loans across the Company.

Deposits totaled $445.0 million as of June 30, 2006, an $9.2 million increase from the $435.8 million in deposits at December 31, 2005. The increase is largely due to a $6.2 million increase in non-interest bearing deposits, and a $5.6 million increase in certificates of deposit over $100,000. Other interest bearing deposits decreased $2.6 million since December 31, 2005. Total deposit growth was realized at each of the Company’s affiliate banks. Repurchase agreements with corporate and public entity customers increased also, up $159,000 since year-end to $9.5 million as of June 30, 2006.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
JUNE 30, 2006

Federal Home Loan Bank advances declined by $410,000 in the first six months of 2006 due to regularly scheduled principal payments. Other borrowed funds increased by $6.7 million since December 31, 2005, as the Company borrowed $7.0 million in bank debt to facilitate a $7.0 million early redemption of its Trust Preferred Securities in January 2006. The bank debt, which requires principal payments of $50,000 per month, bears an interest rate floating with the prime lending rate published in the Wall Street Journal. See Notes 5 and 6 to the consolidated financial statements for additional information on the Company’s outstanding bank debt and subordinated debentures. In June the Company fully repaid the $1.4 million of notes payable to Mr. Reynolds, Chairman of the Board, and Mr. Walker, President and CEO of the Company who loaned the Company the proceeds to make the June and September 2002 distributions on the Trust Preferred Securities.

Other liabilities declined by $1.6 million since December 31, 2005 largely as a result of the investment purchases that occurred in late December 2005 but were not paid for until January 2006.

The following table sets forth information with respect to the Company’s nonperforming assets at June 30, 2006 and December 31, 2005.

	(In Thousands)
	2006	2005
Non-accrual loans	$5,314	$3,751
Accruing loans which are contractually past due 90 days or more	1,445	853
Restructured	1,501	1,540
Total non-performing loans	8,260	6,144
Other real estate acquired through foreclosure	537	2,049
Total non-performing assets	$8,797	$8,193

Non-performing loans as a percentage of total loans	2.41%	1.87%

Non-performing assets as a percentage of total assets	1.64%	1.55%

Total non-performing loans and non-performing assets have increased since year-end due to an increase in non-accrual loans and accruing loans past due 90 days or more. The increase is largely due to the past due status of three loans, for each of which the Company is well secured with marketable collateral, and therefore management believes the loan balances will be collected upon the liquidation of the collateral. Non-accrual loans increased by $1,563,000 while loans past due 90 days or more increased $592,000. OREO properties have declined by $1,512,000 due to sales of property during the second quarter of 2006. A significant effort has been placed on reviews of loan files, efforts by lenders to bring borrowers current with the terms of their loan agreements and the sale of OREO properties. As in the past, when these plans are executed, Premier may experience increases in non-performing loans and non-performing assets. Furthermore, any resulting increases in loans placed on non-accrual status will have a negative impact on future loan interest income. Also, as these plans are executed, other loans may be identified that would necessitate additional charge-offs and potentially additional provisions for loan losses.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
JUNE 30, 2006

During the first six months of 2006, the Company reversed $1,013,000 of previously recorded provisions for loan losses (negative provisions) compared to $434,000 of positive provision expense in the first six months of 2005. During the second quarter of 2006, the Company reversed $819,000 of previously recorded provisions versus $191,000 of provision expense recorded during the same period of 2005. The decrease in the provision was made in accordance with Premier’s policies regarding management’s estimation of probable incurred losses in the loan portfolio and the adequacy of the allowance for loan losses, which are in accordance with accounting principles generally accepted in the United States of America. The negative provisions in the first and second quarters of 2006 were the result of continued improvement in the estimated credit risk at banks formerly subject to regulatory agreements, payments on loans previously identified as having significant credit risk at Farmers Deposit Bank and at First Central Bank, and $1,080,000 of recoveries of previously charged-off loans in the first six months of 2006. The high level of recoveries occurred primarily in the second quarter of 2006 ($772,000) and was attributable to a few customers which had significant charged-off loan balances. Future recoveries, if any, are not anticipated to continue to be that sizable. Likewise, future provisions to the allowance for loan losses, positive or negative, will depend on future improvement or deterioration in estimated credit risk in the loan portfolio as well as whether additional payments are received on loans having significant credit risk. Gross charge-offs totaled $761,000 during the first six months of 2006. Any collections on these loans would be presented in future financial statements as recoveries of the amounts charged against the allowance. Recoveries recorded during the first six months of 2006 totaled $1,080,000. The allowance for loan losses at June 30, 2006 was 2.10% of total loans as compared to 2.40% at December 31, 2005. The declining percentage of allowance for loan losses to total loans is largely due to the negative provision expense recorded in the first and second quarters of 2006, to the increase in loans outstanding during the second quarter of 2006 and to the sufficient loan loss reserves allocated to those loans actually charged off during the first six months of 2006.

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
JUNE 30, 2006

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

2.	Cash flow generated by repayment of loans and interest.

3.	Arrangements with correspondent banks for purchase of unsecured federal funds.

4.	The sale of securities under repurchase agreements and borrowing from the Federal Home Loan Bank.

5.	Maintenance of an adequate available-for-sale security portfolio. The Company owns $131.0 million of securities at market value as of June 30, 2006.

    The cash flow statements for the periods presented in the financial statements provide an indication of the Company’s sources and uses of cash as well as an indication of the ability of the Company to maintain an adequate level of liquidity.

E. Capital

At June 30, 2006, total shareholders’ equity of $56.7 million was 10.6% of total assets. This compares to total shareholders’ equity of $54.3 million or 10.3% of total assets on December 31, 2005.

Tier I capital totaled $51.9 million at June 30, 2006, which represents a Tier I leverage ratio of 10.0%. This ratio is down from the 10.6% at December 31, 2005 due to the redemption of $7.0 million of Premier’s Trust Preferred Securities in January 2006, all of which was previously included in Tier I capital.

Book value per share was $10.83 at June 30, 2006, and $10.37 at December 31, 2005. The increase in book value per share was the result of $2,351,000 of comprehensive net income for the first six months of 2006 as net income was partially decreased by the $1,016,000 after tax decrease in the market value of investment securities available for sale during the first six months.

PREMIER FINANCIAL BANCORP, INC.
JUNE 30, 2006

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company currently does not engage in any derivative or hedging activity. Refer to the Company’s 2005 10-K for analysis of the interest rate sensitivity. The Company believes there have been no significant changes in the interest rate sensitivity since previously reported on the Company’s 2005 10-K.

Item 4. Controls and Procedures

A. Disclosure Controls & Procedures

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

PREMIER FINANCIAL BANCORP, INC.
JUNE 30, 2006

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                      None

Item 1A.  Risk Factors

Please refer to Premier’s Annual Report on Form 10-K for the year ended December 31, 2005 for disclosures with respect to Premier’s risk factors at December 31, 2005. There have been no material changes since year-end 2005 in the specified risk factors disclosed in the Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds           None

Item 3.  Defaults Upon Senior Securities                             None

Item 4.  Submission of Matters to a vote of Security Holders

(a)	Annual meeting of the Shareholders was held June 21, 2006.

(b)	All director nominees were elected.

(c)	Certain matters voted upon at the meeting and the votes cast with respect to such matters are as follows:

      (i) The following were elected as directors of the Company for a term of one year.

Director	Votes Received	Votes Withheld
1. Toney K. Adkins	4,751,864	63,225
2. Hosmer A. Brown, III	4,770,755	44,334
3. Edsel R. Burns	4,771,161	43,928
4. E. V. Holder, Jr.	4,771,141	43,948
5. Keith F. Molihan	4,770,765	44,324
6. Marshall T. Reynolds	4,735,081	80,008
7. Neal Scaggs	4,750,971	64,118
8. Robert W. Walker	4,770,752	44,337
9. Thomas W. Wright	4,771,561	43,528

(ii) Ratification of Crowe Chizek and Company LLC as independent auditors of the Corporation for 2006 Votes for 4,806,592; votes against 7,497; votes abstaining 1,000.

Item 5. Other Information                                      None

PREMIER FINANCIAL BANCORP, INC.
JUNE 30, 2006

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
JUNE 30, 2006

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PREMIER FINANCIAL BANCORP, INC.

Date: August 9, 2006                         /s/ Robert W. Walker
            Robert W. Walker
            President & Chief Executive Officer

Date: August 9, 2006                         /s/ Brien M. Chase
            Brien M. Chase
            Vice President & Chief Financial Officer