Form 10-Q
period 2006-09-30
PREMIER FINANCIAL BANCORP INC
filed 2006-11-14
CIK 887919

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

Common stock, no par value, - 5,236,899 shares outstanding at October 31, 2006

PREMIER FINANCIAL BANCORP, INC.
INDEX TO REPORT
SEPTEMBER 30, 2006

PREMIER FINANCIAL BANCORP, INC.
SEPTEMBER 30, 2006

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

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2006 AND DECEMBER 31, 2005
(DOLLARS IN THOUSANDS)

	(UNAUDITED)
	2006	2005
ASSETS
Cash and due from banks	$16,266	$16,080
Federal funds sold	22,070	18,812
Securities available for sale	129,510	137,419
Loans	346,037	328,717
Allowance for loan losses	(6,941)	(7,892)
Net loans	339,096	320,825
Federal Home Loan Bank and Federal Reserve Bank stock	3,221	3,060
Premises and equipment, net	6,852	7,126
Real estate and other property acquired through foreclosure	415	2,049
Interest receivable	2,860	2,661
Goodwill	15,816	15,816
Other assets	3,595	4,476
Total assets	$539,701	$528,324

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Non-interest bearing	$71,311	$69,856
Time deposits, $100,000 and over	52,636	42,169
Other interest bearing	321,873	323,818
Total deposits	445,820	435,843
Securities sold under agreements to repurchase	9,474	9,317
Federal Home Loan Bank advances	7,632	8,334
Other borrowed funds	6,587	-
Notes payable	-	1,402
Guaranteed junior subordinated interest debentures	8,505	15,722
Interest payable	1,213	724
Other liabilities	1,077	2,695
Total liabilities	480,308	474,037

Stockholders' equity
Preferred stock, no par value; 1,000,000 shares authorized;
none issued or outstanding	-	-
Common stock, no par value; 10,000,000 shares authorized;
5,233,730 shares issued and outstanding	1,108	1,105
Additional paid-in capital	43,586	43,458
Retained earnings	16,023	11,442
Accumulated other comprehensive income (loss)	(1,324)	(1,718)
Total stockholders' equity	59,393	54,287
Total liabilities and stockholders' equity	$539,701	$528,324

See Accompanying Notes to Consolidated Financial Statements

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(UNAUDITED, DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Interest income
Loans, including fees	$6,637	$6,000	$19,130	$17,342
Securities available for sale
Taxable	1,300	1,264	3,855	3,776
Tax-exempt	24	23	69	72
Federal funds sold and other	287	176	884	490
Total interest income	8,248	7,463	23,938	21,680

Interest expense
Deposits	2,351	1,734	6,440	4,860
Repurchase agreements and other	60	48	175	126
FHLB advances and other borrowings	255	124	710	393
Debentures	205	502	672	1,626
Total interest expense	2,871	2,408	7,997	7,005

Net interest income	5,377	5,055	15,941	14,675
Provision for loan losses	(38)	(140)	(1,051)	294
Net interest income after provision for loan losses	5,415	5,195	16,992	14,381

Non-interest income
Service charges on deposit accounts	775	718	2,088	2,014
Electronic banking income	129	100	366	285
Secondary market mortgage income	94	66	183	157
Other	129	103	394	428
	1,127	987	3,031	2,884
Non-interest expenses
Salaries and employee benefits	2,314	2,241	6,846	6,940
Occupancy and equipment expenses	575	589	1,549	1,754
Outside data processing	525	424	1,512	998
Professional fees	108	79	363	458
Taxes, other than payroll, property and income	160	71	442	277
Write-downs, expenses, sales of other real estate owned, net of gains	(7)	(30)	(29)	30
Supplies	77	88	252	280
Other expenses	571	714	1,801	2,323
	4,323	4,176	12,736	13,060
Income before income taxes	2,219	2,006	7,287	4,205
Provision for income taxes	744	639	2,445	1,308

Net income	$1,475	$1,367	$4,842	$2,897

Weighted average shares outstanding:
Basic	5,237	5,233	5,236	5,233
Diluted	5,262	5,253	5,264	5,245

Net income per share:
Basic	$0.28	$0.26	$0.92	$0.55
Diluted	0.28	0.26	0.92	0.55

(continued)

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(UNAUDITED, DOLLARS IN THOUSANDS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income	$1,475	$1,367	$4,842	$2,897

Other comprehensive income (loss):
Unrealized gains and (losses) arising during the period	2,136	(894)	597	(1,289)
Reclassification of realized amount	-	-	-	-
Net change in unrealized gain (loss) on securities	2,136	(894)	597	(1,289)
Less tax impact	726	(304)	203	(438)
Other comprehensive income (loss):	1,410	(590)	394	(851)

Comprehensive income (loss)	$2,885	$777	$5,236	$2,046

See Accompanying Notes to Consolidated Financial Statements

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(UNAUDITED, DOLLARS IN THOUSANDS)

	2006	2005
Cash flows from operating activities
Net income	$4,842	$2,897
Adjustments to reconcile net income to net cash from operating activities
Depreciation and impairment of real estate	666	737
Provision for loan losses	(1,051)	294
Amortization, net	37	193
FHLB stock dividends	(103)	(81)
OREO writedowns (gains on sales), net	(34)	3
Stock compensation expense	104	-
Changes in :
Interest receivable	(199)	(46)
Other assets	462	643
Interest payable	489	(4,814)
Other liabilities	(1,618)	(244)
Net cash from operating activities	3,595	(418)

Cash flows from investing activities
Purchases of securities available for sale	(15,004)	(14,528)
Proceeds from maturities and calls of securities available for sale	23,472	24,417
Purchase of FHLB stock, net of redemptions	(58)	(336)
Net change in federal funds sold	(3,258)	(4,208)
Net change in loans	(17,685)	(9,725)
Purchases of premises and equipment, net	(392)	(726)
Proceeds from sale of other real estate acquired through foreclosure	2,133	1,295
Net cash from investing activities	(10,792)	(3,811)

Cash flows from continuing financing activities
Net change in deposits	9,977	4,857
Cash dividends paid	(261)	-
Repayment of Federal Home Loan Bank advances	(702)	(757)
Repayment of other borrowed funds	(413)	(800)
Proceeds from other borrowings	7,000	-
Early redemption of Trust Preferred Securities	(7,000)	-
Repayment of subordinated notes	(1,402)	-
Proceeds from stock option exercises	27	13
Net change in federal funds purchased	-	(1,838)
Net change in agreements to repurchase securities	157	2,113
Net cash from financing activities	7,383	3,588

Net change in cash and cash equivalents	186	(641)
Cash and cash equivalents at beginning of period	16,080	14,474
Cash and cash equivalents at end of period	$16,266	$13,833

See Accompanying Notes to Consolidated Financial Statements

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(UNAUDITED, DOLLARS IN THOUSANDS)

	2006	2005
Supplemental disclosures of cash flow information:
Cash paid during period for interest	$7,508	$11,819

Loans transferred to real estate acquired through foreclosure	465	1,168

See Accompanying Notes to Consolidated Financial Statements

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(UNAUDITED, TABLES IN THOUSANDS)

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Premier Financial Bancorp, Inc. (the Company) and its wholly owned subsidiaries:

				September 30, 2006
		Year	Total	Net Income
Subsidiary	Location	Acquired	Assets	Qtr	YTD
Citizens Deposit Bank & Trust	Vanceburg, Kentucky	1991	$117,960	$395	$1,532
Farmers Deposit Bank	Eminence, Kentucky	1996	77,586	203	1,050
Ohio River Bank	Ironton, Ohio	1998	81,387	234	688
First Central Bank, Inc.	Philippi, West Virginia	1998	101,462	470	1,383
Boone County Bank, Inc.	Madison, West Virginia	1998	158,264	589	1,584
Mt. Vernon Financial Holdings, Inc.	Huntington, West Virginia	1999	1,644	(5)	(20)

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
SEPTEMBER 30, 2006
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

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(UNAUDITED, TABLES IN THOUSANDS)

NOTE 2 -SECURITIES

Amortized cost and fair value of investment securities, by category, at September 30, 2006 are summarized as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
U. S. Treasury securities	$6,448	$2	$(46)	$6,404
U. S. agency securities	89,117	49	(1,269)	87,897
Obligations of states and political subdivisions	2,068	20	(3)	2,085
Mortgage-backed securities	33,858	21	(780)	33,099
Corporate securities	25	-	-	25
Total available for sale	$131,516	$92	$(2,098)	$129,510

Amortized cost and fair value of investment securities, by category, at December 31, 2005 are summarized as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
U. S. Treasury securities	$3,952	$3	$(14)	$3,941
U. S. agency securities	97,209	-	(1,909)	95,300
Obligations of states and political subdivisions	2,487	31	(4)	2,514
Mortgage-backed securities	36,349	2	(712)	35,639
Corporate securities	25	-	-	25
Total available for sale	$140,022	$36	$(2,639)	$137,419

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(UNAUDITED, TABLES IN THOUSANDS)

NOTE 2-SECURITIES - continued

Securities with unrealized losses at September 30, 2006 aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Treasury securities	$3,958	$(26)	$966	$(20)	$4,924	$(46)
U.S. agency securities	5,955	(29)	74,903	(1,240)	80,858	(1,269)
Obligations of states and political subdivisions	99	(1)	248	(2)	347	(3)
Mortgage-backed securities	1,849	(17)	28,280	(763)	30,129	(780)

Total temporarily impaired	$11,861	$(73)	$104,397	$(2,025)	$116,258	$(2,098)

Securities with unrealized losses at December 31, 2005 aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Treasury securities	$ 968	$ (14)	$ -	$ -	$ 968	$ (14)
U.S. agency securities	22,096	(332)	73,204	(1,577)	95,300	(1,909)
Obligations of states and political subdivisions	397	(4)	-	-	397	(4)
Mortgage-backed securities	22,328	(341)	11,968	(371)	34,296	(712)

Total temporarily impaired	$45,789	$(691)	$85,172	$(1,948)	$130,961	$(2,639)

The investment portfolio is predominately high quality interest-bearing bonds with defined maturity dates backed by the U.S. Government or Government sponsored agencies. The unrealized losses at September 30, 2006 and December 31, 2005 are price changes resulting from changes in the interest rate environment and are not considered to be other than temporary declines in the value of the securities. Their fair value is expected to recover as the bonds approach their maturity date and/or market conditions improve.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(UNAUDITED, TABLES IN THOUSANDS)

NOTE 3 - LOANS

Major classifications of loans at September 30, 2006 and December 31, 2005 are summarized as follows:
	2006	2005
Commercial, secured by real estate	$98,929	$85,989
Commercial, other	42,293	49,362
Real estate construction	14,803	11,070
Residential real estate	139,806	134,570
Agricultural	2,075	1,670
Consumer and home equity	43,609	42,092
Other	4,522	3,964
	$346,037	$328,717

The following table sets forth information with respect to the Company’s impaired loans at September 30, 2006 and December 31, 2005.
	2006	2005
Impaired loans at period end with an allowance	$8,231	$7,926
Impaired loan at period end with no allowance	-	291
Amount of allowance for loan losses allocated	1,790	1,921

The following table sets forth information with respect to the Company’s nonperforming loans at September 30, 2006 and December 31, 2005.
	2006	2005
Non-accrual loans	$5,354	$3,751
Accruing loans which are contractually past due 90 days or more	887	853
Restructured loans	1,284	1,540
Total	$7,525	$6,144

NOTE 4 - ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for the three and nine months ended September 30, 2006 and 2005 are as follows:
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Balance, beginning of period	$7,198	$8,927	$7,892	$9,384
Gross charge-offs	(370)	(417)	(1,131)	(1,627)
Recoveries	151	149	1,231	468
Provision for loan losses	(38)	(140)	(1,051)	294
Balance, end of period	$6,941	$8,519	$6,941	$8,519

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
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

The Debentures became redeemable by the Company in whole or in part on June 30, 2002 at 100% of the liquidation amount and are continuously redeemable after that. Proceeds from any redemption of the Debentures would cause a mandatory redemption of the Preferred Securities and the common securities having an aggregate liquidation amount equal to the principal amount of the Debentures redeemed. Since June 30, 2002, the Company has redeemed $3,000,000 (120,000 shares) on March 31, 2003, $4,500,000 (180,000 shares) on October 15, 2004, $1,000,000 (40,000 shares) on December 31, 2004, $5,000,000 (200,000 shares) on December 30, 2005, and an additional $7,000,000 (280,000 shares) on January 31, 2006 (see Note 6 below).

The final $8,250,000 (330,000 shares) was redeemed subsequent to the balance sheet date on November 10, 2006. To fund a portion of this redemption, on November 10, 2006, the Company executed and delivered to the Bankers’ Bank of Kentucky, Inc. of Frankfort, Kentucky a Promissory Note and Business Loan Agreement dated November 10, 2006 for the principal amount of $6,500,000, bearing interest floating daily at the “Wall Street Journal” prime rate minus 1.00% (currently 7.25%) and requiring 83 monthly principal and interest payments of $100,000 and final payment of any balance due at maturity on November 9, 2013. The note is secured by a pledge of Premier’s 100% interest in Citizens Deposit Bank & Trust (a wholly owned subsidiary) and Farmers Deposit Bank (a wholly owned subsidiary) under a Stock Pledge and Security Agreement dated November 10, 2006. In addition to the borrowing, the Company used $1,750,000 of its own cash to complete the redemption. Upon final redemption, the remaining $291,000 of unamortized issuance costs was expensed.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
UNAUDITED, TABLES IN THOUSANDS)

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
SEPTEMBER 30, 2006
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

These quantitative measures established by regulation to ensure capital adequacy require the Company and Banks to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of September 30, 2006, that the Company and the Banks meet all quantitative capital adequacy requirements to which they are subject.

Shown below is a summary of regulatory capital ratios for the Company:
	Sept 30, 2006	December 31, 2005	Regulatory Minimum Requirements	To Be Considered Well Capitalized
Tier I Capital (to Risk-Weighted Assets)	16.6%	17.8%	4.0%	6.0%
Total Capital (to Risk-Weighted Assets)	17.9%	19.1%	8.0%	10.0%
Tier I Capital (to Average Assets)	10.3%	10.6%	4.0%	5.0%

As of September 30, 2006, the most recent notification from the FRB categorized the Company and its subsidiary Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum Total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the preceding table. There are no conditions or events since that notification that management believes have changed the Company’s category. As of September 30, 2006, the remaining Preferred Securities issued by the Trust qualify as Tier 1 capital for the Company under the Federal Reserve Board’s regulatory framework. Had the November 10, 2006 redemption of the $8,250,000 remaining securities occurred prior to September 30, 2006, the Company’s Tier I Capital to Risk-Weighted Assets, Total Capital to Risk-Weighted Assets and Tier I Capital to Average Assets ratios would have been 14.1%, 15.3%, and 8.7% respectively.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
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
SEPTEMBER 30, 2006
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

Compensation expense of $104,000 was recorded for the first nine months of 2006 while $36,000 was recorded for the three months ended September 30, 2006. The after tax impact was to reduce earnings per share by $0.02 for the first nine months of 2006 and less than $0.01 for the three months ended September 30, 2006. Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS No. 123R requires the cash flows from the tax benefits resulting from tax deductions in excess of the compensation expense recognized for those options to be classified as financing cash flows.

Stock-based compensation expense is recognized ratably over the requisite service period for all awards. Unrecognized stock-based compensation expense related to stock options totaled $130,000 at September 30, 2006. This unrecognized expense is expected to be recognized over the next 30 months based on the vesting periods of the options.

The following pro forma information presents net income, earnings per share, and diluted earnings per share for the three and nine months ended September 30, 2005 as if the fair value method of SFAS No. 123 had been used to measure compensation cost for stock-based compensation plans. For purposes of these pro forma disclosures, the estimated fair value of options is amortized to expense over the options’ vesting periods.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(UNAUDITED, TABLES IN THOUSANDS EXCEPT PER SHARE DATA)

NOTE 8 - STOCK COMPENSATION EXPENSE - continued

	Three Months Ended	Nine Months Ended
	Sept. 30, 2005	Sept. 30, 2005
Net income, as reported	$1,367	$2,897
Deduct: Stock-based compensation expense determined under fair value based method, net of tax	(15)	(46)
Pro forma income	$1,352	$2,851

Basic earnings per share, as reported	$0.26	$0.55
Pro forma basic earnings per share	0.26	0.55

Diluted earnings per share, as reported	$0.26	$0.55
Pro forma diluted earnings per share	0.26	0.55

A summary of the Company’s stock option activity and related information is presented below for the nine months ended September 30:

	- - - - - - 2006 - - - - - -		- - - - - - 2005 - - - - - -
		Weighted Average Exercise		Weighted Average Exercise
	Options	Price	Options	Price
Outstanding at beginning of year	111,750	$11.05	83,650	$10.65
Grants	35,250	16.00	35,000	11.62
Exercises	(3,002)	9.02	(1,500)	8.41
Forfeitures	(21,750)	13.10	(4,733)	9.06
Outstanding at September 30,	122,248	$12.26	112,417	$11.05

Additional information regarding stock options outstanding and exercisable at September 30, 2006, is provided in the following table:

	- - - - - - - - - - - Outstanding - - - - - - - - - - -				- - - - Currently Exercisable - - - -
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number	Weighted Average Exercise Price	Aggregate Intrinsic Value

$7.50 to $10.00	43,249	6.9	$8.70	$264	34,924	$8.56	$218
$10.01 to $12.50	33,499	8.3	11.62	106	10,508	11.62	33
$15.01 to $17.50	45,500	7.7	16.12	0	11,000	16.50	0
Outstanding at Sept 30, 2006	122,248	7.6	12.26	$370	56,432	10.68	$251

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2006

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

Net income for the nine months ended September 30, 2006 was $4,842,000, or 92 cents per share, compared to net income of $2,897,000, or $0.55 per share, for the nine months ended September 30, 2005. The increase in income reported for 2006 was primarily the result of an 8.6% increase in net interest income (fueled by a 10.3% increase in interest income on loans), negative provisions for loan losses, a 5.1% increase in non-interest income and a 2.5% decline in non-interest expenses. These improvements in profitability more than offset higher interest expense, higher outside data processing costs and the accelerated amortization of issuance costs related to the early redemption of $7.0 million of Premier’s Trust Preferred securities on January 31, 2006. For the three months ended September 30, 2006, net income was $1,475,000, or $0.28 per share, compared to net income of $1,367,000 or $0.26 per share for the three months ended September 30, 2005. The increase in income reported for 2006 was again largely due to 6.4% increase in net interest income (fueled by a 10.6% increase in interest income on loans), and a 14.2% increase in non-interest income. These improvements in profitability more than offset higher interest expense, lower negative provisions for loan losses and higher non-interest expenses, primarily outside data processing.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2006

Net interest income for the nine months ending September 30, 2006 totaled $15.94 million, up 8.6% from the $14.68 million of net interest income earned in the first nine months of 2005. Interest income in 2006 increased by $2.26 million or 10.4%, $1.79 million due to higher interest rates earned and increases in loans outstanding, and $386,000 due to an increase in yields of federal funds sold. Interest expense increased in total by $990,000 in 2006 compared to 2005, partially offsetting the increase in interest income. Interest savings of $954,000 were realized due to the early redemption of $5.0 million of Premier’s Trust Preferred Securities on December 30, 2005 and another $7.0 million on January 31, 2006. A portion of the savings was offset by the increase in interest expense related to FHLB advances and other borrowings as Premier borrowed the $7.0 million it used to complete the January 2006 redemption. (See Note 6 to the consolidated financial statements). The net interest saving realized was more than offset by a $1.58 million, or 32.5% increase in interest expense on deposits. Due to the rising interest rate environment and actions taken by the Federal Reserve to increase national federal funds rates in 2005 and early 2006, Premier has increased the rates paid to its depositors to remain competitive in its markets. As a result of the increase in interest income, the net interest margin for the nine months ending September 30, 2006 increased to 4.29% compared to 3.93% for the same period in 2005.

Net interest income for the quarter ending September 30, 2006 totaled $5.38 million, up from the $5.06 million of net interest income earned in the third quarter of 2005. Interest income increased by $785,000 in 2006, again due to higher loan income and interest on federal funds sold. Interest income on loans increased by $637,000 or 10.6% as the higher volume of loans was complemented by rising yields on floating rate loans. Interest income on federal funds sold increased by $106,000 due to the higher interest rate environment. Interest expense increased in total by $463,000 in the third quarter of 2006 compared to the same quarter of 2005, partially offsetting the increase in interest income. Interest savings of $297,000 were realized due to the early redemption of $5.0 million Premier’s Trust Preferred Securities on December 30, 2005 and the $7.0 million on January 31, 2006. A portion of the savings was offset by the $131,000 increase in interest expense related to FHLB advances and other borrowings as Premier borrowed the $7.0 million it used to complete the January 2006 redemption. The net interest saving realized was more than offset by a $617,000, or 35.4% increase in interest expense on deposits. As a result of the increase in interest income, the net interest margin for the three months ending September 30, 2006 was approximately 4.30% compared to 4.06% for the same three month period in 2005.

During the first nine months of 2006, the Company reversed $1,051,000 of previously recorded provisions for loan losses (negative provisions) compared to $294,000 of positive provision expense in the first nine months of 2005. During the third quarter of 2006, the Company reversed $38,000 of previously recorded provisions versus a reversal of $140,000 of previously recorded provisions during the same period of 2005. The decrease in the provision was made in accordance with Premier’s policies regarding management’s estimation of probable incurred losses in the loan portfolio and the adequacy of the allowance for loan losses, which are in accordance with accounting principles generally accepted in the United States of America. The negative provisions recorded each consecutive quarter since the third quarter 2005 were the result of continued improvement in the estimated credit risk at banks formerly subject to regulatory agreements, payments on loans previously identified as having significant credit risk at Farmers Deposit Bank and at First Central Bank, and $1,630,000 of recoveries of previously charged-off loans collected since July 1, 2005. Nearly half of the high level of recoveries occurred in the second quarter of 2006 ($772,000) and was attributable to recoveries from a few customers which had significant charged-off loan balances. Future recoveries, if any, are not anticipated to continue to be that sizable. Likewise, future provisions to the allowance for loan losses, positive or negative, will depend on future improvement or deterioration in estimated credit risk in the loan portfolio as well as whether additional payments are received on loans having significant credit risk.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2006

Non-interest income increased to $3.03 million for the first nine months of 2006 compared to $2.88 million for the first nine months of 2005. Service charges on deposit accounts increased by $74,000 or 3.7% due to increases in fee rates and the volume of deposit customers. Electronic banking income (income from debit/credit cards, ATM fees and internet banking charges) increased $81,000 or 28.4% to $366,000 in 2006 due to increases in Premier’s deposit customer base and their greater propensity to use electronic means to conduct their banking business. Premier’s conversion to a more modern banking software system in 2005 has allowed Premier to offer more electronic banking services and made it easier for customers to conduct their banking electronically. Secondary market mortgage income in the first nine months of 2006 increased $26,000 or 16.6% to $183,000 in 2006 as the Company has expanded its processes to capture more of this business in its local markets. Other non-interest income decreased by $34,000 or 7.9%, largely due to one-time increases in other sources of banking income in 2005, such as revenue from checkbook sales, and recognition of income from certain loan collections. These were partially offset by an increase in late payment fees on consumer loans realized in 2006. For the quarter ending September 30, 2006, non-interest income increased $140,000 to $1,127,000 compared to $987,000 for the third quarter of 2005. The increase is primarily due to a $57,000 or 7.9% increase in service charges on deposit accounts, a $29,000 or 29.0% increase in electronic banking income and a $28,000 or 42.4% increase in secondary market mortgage income. Other income also increased due to increases in consumer loan late fees.

Non-interest expenses for the first nine months of 2006 totaled $12.74 million or 3.14% of average assets on an annualized basis compared to $13.06 million or 3.24% of average assets for the same period of 2005. Non-interest expense in the first nine months of 2005 includes two one-time events that are nearly offsetting. Professional fee expense includes $148,000 of reimbursed legal fees from an insurance settlement in the first quarter of 2005, while other expenses include a $140,000 loss on the disposition of a bond servicing department at one of the Company’s affiliate banks in the first quarter of 2005. Staff costs, occupancy and equipment expense and other operating expenses all decreased partially due to the cessation of operations of Premier’s data processing subsidiary in July 2005. The $425,000 of these savings more than offset the $368,000 increase in outside data processing expenses related to data and item processing. Beginning in late 2004 and continuing through July 2005, Premier’s subsidiary banks were converted to a third-party data processing and item processing provider. Also included in the increase in outside data processing expenses was a $146,000 increase in ATM processing costs. Expenses related to training on the new system and data conversion were expensed as incurred, primarily in the second quarter of 2005, and are included in other expenses. Expenditures for software licenses and new equipment were capitalized and expensed over time in accordance with the Company’s fixed asset policy.

In addition to the expense savings realized from the cessation of operations of the data processing subsidiary, occupancy and equipment costs decreased by another $75,000 in the first nine months of 2006 compared to same period of 2005, while staff costs increased by $42,000. The increase in staff costs includes $104,000 of stock compensation expense required by FAS 123R in 2006, which was offset by lower benefit and incentive costs. The decrease in occupancy and equipment costs is net of a $55,000 facility writedown in September 2006 as a closed branch building continues to be marketed for sale. Likewise, professional fees decreased $95,000 in 2006 largely due to lower internal audit costs. Taxes not on income increased $165,000 due to tax refunds recognized in 2005 and an increase in shareholders’ equity subject to tax in West Virginia. Conversely, write-downs, expenses and sales of other real estate owned (OREO) decreased in 2006 largely due to gains on the disposition of OREO in 2006. Also, supplies expense decreased $28,000 due to operational changes. The $522,000 decrease in other non-interest expense is partially due to the cessation of data processing operations. In addition to these savings, other one-time expenses (and benefits) are included in other non-interest expense as follows. In 2006, $256,000 of one-time accelerated amortization of trust preferred issuance costs were partially offset by a $140,000 recovery of bad check losses as well as recoveries of expenses incurred to collect delinquent and charged-off loans. In 2005, other non-interest expenses include a $140,000 loss on the disposition of a bond servicing department at one of the Company’s affiliate banks and $437,000 of costs related to the conversion of Premier’s data processing.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2006

Non-interest expenses for the third quarter of 2006 totaled $4,323,000 or 3.24% of average assets on an annualized basis compared to $4,176,000 or 3.11% of average assets for the same period of 2005. Staff costs increased $73,000 in 2006 largely due to normal salary increases and the addition of $36,000 of stock compensation expense in 2006. Occupancy and equipment costs decreased by $14,000 in 2006 compared to 2005. Decreases in software costs, property insurance and equipment maintenance were only partially offset by a $55,000 facility writedown in September 2006 as a closed branch building continues to be marketed for sale. Outside data processing costs increased $101,000 due to higher ATM processing costs, internet banking charges and an overall increase in data activity. Professional fees increased by $29,000 due to an increase in audit costs while taxes not on income increased $89,000 in the third quarter of 2006 due to tax refunds recognized in 2005 and an increase in shareholders’ equity subject to tax in West Virginia. Other non-interest expenses declined $143,000 in the third quarter of 2006 largely due to $58,000 of conversion costs expensed in the third quarter of 2005 as well as lower loan collection expenses and FDIC insurance costs in the third quarter of 2006.

Income tax expense was $2.45 million for the first nine months of 2006 compared to $1.31 million for the first nine months of 2005. The increase in income tax expense can be primarily attributed to the increase in pre-tax income detailed above. The effective tax rate for the nine months ended September 30, 2006 was 33.6%, compared to the 31.1% effective tax rate for the same period in 2005. Income tax expense for the quarter ending September 30, 2006 was $744,000 (33.5% effective tax rate) compared to $639,000 (31.8% effective tax rate) for the same period of 2005. The increase in the effective rates are largely due to the declining percentage of tax exempt income in relation to total income as the Company’s profits have increased and the completion of a tax credit strategy in 2005.

The annualized returns on shareholders’ equity and on average assets were approximately 11.31% and 1.19% for the nine months ended September 30, 2006 compared to 7.46% and 0.72% for the same period in 2005. For the quarter ended September 30, 2006, annualized returns on shareholders’ equity and on average assets were approximately 10.14% and 1.10%, respectively.

B. Financial Position

Total assets at September 30, 2006 increased $11.4 million to $539.7 million from the $528.3 million at December 31, 2005. Earning assets increased to $501.3 million at September 30, 2006 from the $488.6 million at December 31, 2005, an increase of $12.8 million, or 2.6%. The increase was due to a $17.3 million increase total loans and a $3.3 million increase in Federal funds sold which were only partially offset by a $7.9 million decrease in the securities portfolio (see below).

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2006

Cash and due from banks at September 30, 2006 was $16.3 million, relatively unchanged from the $16.1 million at December 31, 2005. Federal funds sold also increased $3.3 million from the $18.8 million reported at December 31, 2005. Changes in these two highly liquid assets are generally in response to demand for deposit withdrawals or the funding of loans and are part of Premier’s management of its liquidity and interest rate risks. With rates earned on Federal funds sold nearly the same as long-term yields on investment grade bonds, the Company has be able to maintain a higher liquidity position to help fund its loan growth without significantly reducing yields.

Securities available for sale totaled $129.5 million at September 30, 2006, a $7.9 million decrease from the $137.4 million at December 31, 2005. The decline was largely due to a lower volume of purchases versus the volume of calls and maturities that occurred during the first nine months slightly offset by a $597,000 increase in the market value of the total portfolio. To provide funding for new loans and anticipated new loans in the short-term future, not all of the funds from maturing investments were renewed. The investment portfolio is predominately high quality interest-bearing bonds with defined maturity dates backed by the U.S. Government or Government sponsored agencies. The unrealized losses at September 30, 2006 and December 31, 2005 are price changes resulting from fluctuations in the interest rate environment and are not considered to be other than temporary declines in the value of the securities. Their fair value is expected to recover as the bonds approach their maturity date and/or market conditions improve. Additional details on investment activities can be found in the Consolidated Statements of Cash Flows.

Total loans at September 30, 2006 were $346.0 million compared to $328.7 million at December 31, 2005, an increase of over $17.3 million. This increase is largely due to loan growth in each of Premier’s markets. Over one-half of the increase in loans was from the Company’s West Virginia market, up $11.8 million since December 31, 2005. The increase in loans outstanding was despite the continued loan collections at Farmers Deposit Bank plus the charge-off of $1.1 million of uncollectible loans across the Company.

The following table sets forth information with respect to the Company’s nonperforming assets at September 30, 2006 and December 31, 2005.

	(In Thousands)
	2006	2005
Non-accrual loans	$5,354	$3,751
Accruing loans which are contractually past due 90 days or more	887	853
Restructured	1,284	1,540
Total non-performing loans	7,525	6,144
Other real estate acquired through foreclosure	415	2,049
Total non-performing assets	$7,940	$8,193

Non-performing loans as a percentage of total loans	2.17%	1.87%

Non-performing assets as a percentage of total assets	1.47%	1.55%

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2006

Total non-performing loans have increased since year-end largely due to an increase in non-accrual loans. However, due to sales of OREO properties, total non-performing assets have decreased since year-end. The increase in non-accrual loans is largely due to the past due status of loans of two borrowers, one of which the Company believes is secured with marketable collateral. Management believes the loan balances will be collected upon the liquidation of the collateral. The other borrower is under the protection of the bankruptcy court. As hearings are held, the Company evaluates its collateral position and the likelihood of collecting the loan balances. Any identified deficiencies have either already been charged-off or sufficient allocations of the allowance for loan losses have been made. Non-accrual loans increased by $1,603,000 while loans past due 90 days or more increased $34,000. OREO properties have declined by $1,634,000 due to sales of property during the second and third quarters of 2006. A significant effort has been placed on reviews of loan files, efforts by lenders to bring borrowers current with the terms of their loan agreements and the sale of OREO properties. As in the past, when these plans are executed, Premier may experience increases in non-performing loans and non-performing assets. Furthermore, any resulting increases in loans placed on non-accrual status will have a negative impact on future loan interest income. Also, as these plans are executed, other loans may be identified that would necessitate additional charge-offs and potentially additional provisions for loan losses.

Gross charge-offs totaled $1,131,000 during the first nine months of 2006. Any collections on these loans would be presented in future financial statements as recoveries of the amounts charged against the allowance. Recoveries recorded during the first nine months of 2006 totaled $1,231,000. The allowance for loan losses at September 30, 2006 was 2.01% of total loans as compared to 2.40% at December 31, 2005. The declining percentage of allowance for loan losses to total loans is largely due to the negative provision expense recorded since year-end, to the increase in loans outstanding during 2006 and to the sufficient loan loss reserves allocated to those loans actually charged off during the first nine months of 2006. With the new credit approval standards and procedures employed in 2003, the overall credit quality of the Company’s loan portfolio has steadily improved and thus the ratio of allowance for loan losses to total loans has steadily declined.

Deposits totaled $445.8 million as of September 30, 2006, a $10.0 million increase from the $435.8 million in deposits at December 31, 2005. The increase is largely due to a $10.5 million increase in certificates of deposit over $100,000. Other interest bearing deposits have decreased $1.9 million since December 31, 2005 which has been nearly offset by the $1.5 million increase in non-interest bearing deposits since year-end. Repurchase agreements with corporate and public entity customers increased also, up $157,000 since year-end to $9.5 million as of September 30, 2006.

Federal Home Loan Bank advances declined by $702,000 in the first nine months of 2006 due to regularly scheduled principal payments as well as some penalty-free additional principal payments. Other borrowed funds increased by $6.6 million since December 31, 2005.  On January 31, 2006, the Company executed and delivered to First Guaranty Bank of Hammond, Louisiana a Promissory Note and Business Loan Agreement dated January 31, 2006 for the principal amount of $7,000,000, bearing interest floating daily at the “Wall Street Journal” prime rate (currently 8.25%) and requiring monthly principal payments of $50,000 until maturity on September 28, 2017. The note is secured by a pledge of Premier’s 100% interest in Boone County Bank (a wholly owned subsidiary) under Commercial Pledge Agreement dated January 31, 2006. The proceeds of this note were used to redeem $7,000,000 (280,000 shares) of Premier’s 9.75% Trust Preferred Securities as of January 31, 2006. Premier’s chairman owns approximately 27.6% of the voting stock of First Guaranty Bank. However, Premier’s board of directors determined during its vote to authorize the company to enter into the loan transaction that the terms of the financing, including the interest rate and collateral, were no less favorable than those which could be obtained from other financial institutions. See Notes 5 and 6 to the consolidated financial statements for additional information on the Company’s outstanding bank debt and subordinated debentures.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2006

       In June the Company fully repaid the $1.4 million of notes payable to Mr. Reynolds, Chairman of the Board, and Mr. Walker, President and CEO of the Company who loaned the Company the proceeds to make the June and September 2002 distributions on the Trust Preferred Securities.
Accrued interest payable increased by $489,000 since year-end as a result of higher rates paid on deposits and the accrual of the $201,000 third quarter distribution on the Company’s trust preferred securities which was not scheduled to be paid until the first business day in October. Other liabilities declined by $1.6 million since December 31, 2005 largely as a result of the investment purchases that occurred in late December 2005 but were not paid for until January 2006.

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

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2006

1.
Core deposits consisting of both consumer and commercial deposits and certificates of deposit of $100,000 or more. Management believes that the majority of its $100,000 or more certificates of deposit are no more volatile than its other deposits. This is due to the nature of the markets in which the subsidiaries operate.

2.	Cash flow generated by repayment of loans and interest.

3.	Arrangements with correspondent banks for purchase of unsecured federal funds.

4.	The sale of securities under repurchase agreements and borrowing from the Federal Home Loan Bank.

5.	Maintenance of an adequate available-for-sale security portfolio. The Company owns $129.5 million of securities at market value as of September 30, 2006.

      The cash flow statements for the periods presented in the financial statements provide an indication of the Company’s sources and uses of cash as well as an indication of the ability of the Company to maintain an adequate level of liquidity.

E. Capital

At September 30, 2006, total shareholders’ equity of $59.4 million was 11.0% of total assets. This compares to total shareholders’ equity of $54.3 million or 10.3% of total assets on December 31, 2005.

Tier I capital totaled $53.2 million at September 30, 2006, which represents a Tier I leverage ratio of 10.3%. This ratio is down from the 10.6% at December 31, 2005 due to the redemption of $7.0 million of Premier’s Trust Preferred Securities in January 2006, all of which was previously included in Tier I capital. As of September 30, 2006, the remaining Preferred Securities issued by the Trust qualify as Tier 1 capital for the Company under the Federal Reserve Board’s regulatory framework. Had the November 10, 2006 redemption of the $8,250,000 remaining securities occurred prior to September 30, 2006, the Company’s Tier I Capital would be reduced to $44.9 million, which represents a Tier I leverage ratio of 8.7%. The resulting ratio is still well above the minimum ratio established by the FRB to be considered well capitalized. (See Note 7 to the consolidated financial statements). .

Book value per share was $11.34 at September 30, 2006, and $10.37 at December 31, 2005. The increase in book value per share was primarily the result of $5,236,000 of comprehensive net income for the first nine months of 2006 as net income was increased by the $394,000 after tax increase in the market value of investment securities available for sale during the first nine months of 2006.

PREMIER FINANCIAL BANCORP, INC.
SEPTEMBER 30, 2006

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
SEPTEMBER 30, 2006

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
SEPTEMBER 30, 2006

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PREMIER FINANCIAL BANCORP, INC.

Date: November 13, 2006             /s/ Robert W. Walker
Robert W. Walker
President & Chief Executive Officer

Date: November 13, 2006             /s/ Brien M. Chase
Brien M. Chase
Vice President & Chief Financial Officer