Form 10-K
period 2006-12-31
PREMIER FINANCIAL BANCORP INC
filed 2007-03-30
CIK 887919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 0-20908

PREMIER FINANCIAL BANCORP, INC.
(Exact name of registrant as specified in its charter)

Kentucky	61-1206757
(State or other jurisdiction of incorporation organization)	(I.R.S. Employer Identification No.)

2883 Fifth Avenue Huntington, West Virginia	25702
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number (304) 525-1600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock without par value	NASDAQ:GMS

Securities registered pursuant to Section 12(g) of the Act:   NONE

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
December 31, 2006

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

As of June 30, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $66,213,790 based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System National Market System.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each class	Outstanding at March 15, 2007
Common Stock without par value	5,236,899

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Shareholders to be held on June 20, 2007.	Part III

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2006

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2006

PART I

Item 1. Description of Business

THE COMPANY

    Premier Financial Bancorp, Inc. (the "Company" or "Premier") is a multi-bank holding company that, as of March 15, 2007, operates ten banking offices in Kentucky, three banking offices in Ohio, and six banking offices in West Virginia. At December 31, 2006, Premier had total consolidated assets of $535.5 million, total consolidated deposits of $439.0 million and total consolidated shareholders' equity of $61.0 million. The banking subsidiaries (the "Banks" or "Affiliate Banks") consist of Citizens Deposit Bank & Trust, Vanceburg, Kentucky; Farmers Deposit Bank, Eminence, Kentucky; Ohio River Bank, Ironton, Ohio; First Central Bank, Inc., Philippi, West Virginia; and Boone County Bank, Inc., Madison, West Virginia.

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

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2006

Beginning in April 2005 and concluding in July 2005, the Company converted each of its Affiliate Banks from an in-house system administered by a wholly-owned subsidiary to an outsourced system administered by FiServ for their data and item processing functions. Subsequent to the conversion, the operations of the Company’s data processing subsidiary, Premier Data Services, Inc. were suspended and the subsidiary was merged into the Company on June 27, 2006.

Premier is a legal entity separate and distinct from its Affiliate Banks and non-bank subsidiaries. Accordingly, the right of Premier, and thus the right of Premier's creditors and shareholders, to participate in any distribution of the assets or earnings of any of the Affiliate Banks or non-bank subsidiaries is necessarily subject to the prior claims of creditors of such subsidiaries, except to the extent that claims of Premier, in its capacity as a creditor, may be recognized. The principal source of Premier's revenue is dividends from its Affiliate Banks and non-bank subsidiary. See "REGULATORY MATTERS -- Dividend Restrictions" for discussion of the restrictions on the Affiliate Banks' ability to pay dividends to Premier.

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
December 31, 2006

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

When appropriate and economically advantageous, the Company centralizes certain of the Banks' back office, support and investment functions in order to achieve consistency and cost efficiency in the delivery of products and services. The Company centrally provides services such as accounting, loan review, operations and network support, human resources, compliance and internal auditing to the Banks to enhance their ability to compete effectively. The Company also provides overall direction in the areas of credit policy and administration, strategic planning, marketing, investment portfolio management and other financial and administrative services. Each Bank participates in product development by advising management of new products and services needed by its customers and desirable changes to existing products and services.

Prior to the conversions in mid 2005, the Company's data processing subsidiary, Premier Data Services, Inc., provided centralized data processing services to four of the Banks. Beginning in late 2004 and continuing through the middle of 2005, the Company converted its data processing system to an external third-party provider. Through the conversion process, Company senior management along with each Bank's management reviewed and standardized their offering of products and services, although pricing decisions will remain at the local Bank level. Furthermore, as a result of conversion, the Company through the Banks is able offer more modern products, such as internet banking and check imaging, and will be well positioned to take advantage of emerging technologies such as image exchange to clear items.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2006

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
December 31, 2006

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

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2006

The two Affiliate Banks chartered in Kentucky are supervised, regulated and examined by the Kentucky Department of Financial Institutions, the Affiliate Bank chartered in Ohio is supervised, regulated and examined by the Ohio Division of Financial Institutions, and the two Affiliate Banks chartered in West Virginia are supervised, regulated and examined by the West Virginia Division of Banking. In addition, those Affiliate Banks that are members of the Federal Reserve System are supervised and regulated by the Federal Reserve, and those banks that are not members of the Federal Reserve System are supervised and regulated by the Federal Deposit Insurance Corporation ("FDIC"). Each banking regulator has the authority to issue cease-and-desist orders if it determines that the activities of a bank regularly represent an unsafe and unsound banking practice or a violation of law.

Both federal and state law extensively regulates various aspects of the banking business, such as reserve and capital requirements, truth-in-lending and truth-in-savings disclosure, equal credit opportunity, fair credit reporting, trading in securities and other aspects of banking operations. Premier, the Affiliate Banks and Premier's nonbank subsidiary are also affected by the fiscal and monetary policies of the federal government and the Federal Reserve and by various other governmental laws, regulations and requirements. Further, the earnings of Premier and Affiliate Banks are affected by general economic conditions and prevailing interest rates. Legislation and administrative actions affecting the banking industry are frequently considered by the United States Congress, state legislatures and various regulatory agencies. It is not possible to predict with certainty whether such legislation or administrative actions will be enacted or the extent to which the banking industry, in general, or Premier and the Affiliate Banks, in particular, would be affected.

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

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2006

Capital Requirements - Premier is subject to capital ratios, requirements and guidelines imposed by the Federal Reserve, which are substantially similar to the ratios, requirements and guidelines imposed by the Federal Reserve and the FDIC on the Banks within their respective jurisdictions. These capital requirements establish higher capital standards for banks and bank holding companies that assume greater credit risks. For this purpose, a bank's or holding company's assets and certain specified off-balance sheet commitments are assigned to four risk categories, each weighted differently based on the level of credit risk that is ascribed to such assets or commitments. A bank's or holding company's capital is divided into two tiers: "Tier I" capital and "Tier II" capital. "Tier I" capital includes common shareholders' equity, non-cumulative perpetual preferred stock, and related surplus (excluding auction rate issues), minority interests in equity accounts of consolidated subsidiaries and Trust Preferred Securities (subject to certain limitations.) Goodwill, certain identifiable intangible assets and certain other assets are subtracted from these sources of capital to calculate Tier I capital. "Tier 2" capital includes, among other items, perpetual preferred stock not meeting the Tier I definition, mandatory convertible securities, subordinated debt and allowances for loan and lease losses, subject to certain limitations, less certain required deductions.

Bank holding companies currently are required to maintain Tier I and total capital (the sum of Tier 1 and Tier 2 capital) equal to at least 4% and 8% of total risk-weighted assets, respectively. At December 31, 2006, Premier met both requirements, with Tier I and total capital equal to 14.7% and 16.0% of its total risk-weighted assets, respectively.

In addition to the risk-based capital guidelines, the Federal Reserve requires bank holding companies to maintain a minimum "leverage ratio" (Tier I capital to adjusted total assets) of 3%, if the holding company has the highest regulatory ratings for risk-based capital purposes. All other bank holding companies are required to maintain a leverage ratio of 3% plus at least 100 to 200 basis points. At December 31, 2006, Premier's leverage ratio was 8.9%.

On June 9, 1997, PFBI Capital Trust (Trust), a statutory business trust created under Delaware law, issued $28,750,000 of 9.750% Preferred Securities ("Preferred Securities" or "Trust Preferred Securities") with a stated value and liquidation preference of $25 per share. Prior to their redemption in November 2006, a portion of the Preferred Securities issued by the Trust qualified as Tier 1 capital for the Company under the Federal Reserve Board's regulatory framework. See Note 12 to the consolidated financial statements for additional details regarding the Company's Trust Preferred Securities.

The foregoing capital requirements are minimum requirements. The Federal Reserve may set capital requirements higher than the minimums described above for holding companies whose circumstances warrant it. For example, holding companies experiencing or anticipating significant growth may be expected to maintain capital ratios, including tangible capital positions, well above the minimum levels.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2006

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

Regulatory Agreements - On September 29, 2000, the Company entered into an agreement with the Federal Reserve Bank of Cleveland (FRB) that prohibited the Company from paying dividends or incurring any additional debt without the prior written approval of the FRB. Additionally, the agreement required the Company to develop and monitor compliance with certain operational policies designed to strengthen Board of Director oversight including credit administration, liquidity, internal audit and loan review.

    On January 29, 2003, the Company entered into a written agreement with the FRB which superseded and rescinded a previous agreement between the Company and the Federal Reserve Bank. In, 2006, the Federal Reserve Bank determined that Premier had fully satisfied all of the provisions of the Written Agreement and, accordingly, the FRB terminated the agreement effective April 18, 2006. Among other provisions, the agreement required the Company to retain an independent consultant to review its management, directorate and organizational structure, adopt a management plan responsive to such consultant's report, update its management succession plan in accordance with any recommendations in such consultant's report, monitor its subsidiary banks' compliance with bank policies and loan review programs, conduct formal quarterly reviews of its subsidiary Banks' allowances for loan losses, maintain sufficient capital, submit a plan to the FRB for improving consolidated earnings over a three-year period, and submit to the FRB annual projections of planned sources and uses of the Company's cash, including a plan to service its outstanding debt and then outstanding trust preferred securities. The Company’s compliance with the written agreement was monitored by a committee consisting of three of its outside directors.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2006

As previously disclosed in earlier reports, some of the subsidary Banks have, in the past, been subject to regulatory agreements. Before they were merged together into one entity, two of the Company's subsidiaries, Citizens Deposit Bank & Trust and the Bank of Germantown, entered into similar agreements with their respective primary regulators which, among other things, prohibited the payment of dividends without prior written approval and required significant changes in their credit administration policies. The banks fully complied with the terms of the agreements in 2004 and the agreements were accordingly rescinded by their regulators.

As a result of a 2003 investigation into the conduct of the former president of Farmers Deposit Bank by Premier and the FDIC, Premier charged-off over $17.2 million of loans. The resulting depletion of the allowance for loan losses together with the analysis of additional risk in the loan portfolio warranted significant additional provisions for loan losses at the Bank. In addition to the provision for loan losses, interest income reversals and other non-interest expenses, including bad check write-offs and loan review expenses, were recorded. On December 24, 2003, Premier announced that Farmers Deposit Bank had reached an agreement with the FDIC and the Kentucky Department of Financial Institutions ("KDFI") [collectively referred to as "Supervisory Authorities"] to consent to the issuance of a cease & desist order ("Order") from its Supervisory Authorities. The Order also outlined a number of steps to be taken by Farmers Deposit which were designed to remedy and/or prevent the reoccurrence of events that gave rise to the investigation during the latter half of 2003. Having found that Farmers Deposit had fully complied with the Order, the Supervisory Authorities rescinded the Order on December 13, 2005.

Dividend Restrictions - Premier is dependent on dividends from its Affiliate Banks for its revenues. Various federal and state regulatory provisions limit the amount of dividends the Affiliate Banks can pay to Premier without regulatory approval. At December 31, 2006, approximately $3.2 million of the total shareholders' equity of the Affiliate Banks was available for payment of dividends to Premier without approval by the applicable regulatory authority.

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

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2006

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

Number of Employees

The Company and its subsidiaries collectively had approximately 225 full-time equivalent employees as of December 31, 2006. Its executive offices are located at 2883 5th Avenue, Huntington, West Virginia 25702, telephone number (304) 525-1600 (facsimile number (304) 525-9701).

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2006

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

Fixed rate loans increase the Company’s exposure to interest rate risk in a rising rate environment because interest-bearing liabilities would be subject to repricing before assets become subject to repricing. Adjustable rate loans decrease the risks to a lender associated with changes in interest rates but involve other risks. As interest rates rise, the periodic payment by the borrower rises to the extent permitted by the terms of the loan, and the increased periodic payment increases the potential for default. At the same time, for secured loans, the marketability of the underlying collateral may be adversely affected by higher interest rates. In a declining interest rate environment, there is likely to be an increase in prepayment activity on loans as the borrowers refinance their loans at lower interest rates. Under these circumstances, the Company’s results of operations could be negatively impacted.

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
December 31, 2006

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
December 31, 2006

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

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2006

Extensive Regulation and Supervision

The Company, primarily through its Affiliate Banks, is subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not shareholders. These regulations affect Premier’s lending practices, capital structure, investment practices, dividend policy and growth, among other things. The Company is also subject to a number of federal laws, which, among other things, require it to lend to various sectors of the economy and population, and establish and maintain comprehensive programs relating to anti-money laundering and customer identification. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect Premier in substantial and unpredictable ways. Such changes could subject the Company to additional costs, limit the types of financial services and products it may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, along with corrective action plans required by regulatory agencies, any of which could have a material adverse effect on the Company’s business, financial condition and results of operations. Premier and certain of its Affiliate Banks have in the past been subject to such corrective action plans, and therefore there may be some residual reputation damage within the regulatory agencies. While Premier has policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. See the “Regulatory Matters” section in Item 1, “Business” and Note 3 to consolidated financial statements included elsewhere in this report.

Dividend payments by subsidiaries to Premier and by Premier to its shareholders can be restricted.

The Company’s principal source of funds for dividend payments and its debt service obligations is dividends received from the subsidiary Banks. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, as defined, combined with the retained net profits of the preceding two years, subject to the capital requirements and additional restrictions as discussed in Note 21 to the consolidated financial statements. During 2007 the Banks could, without prior approval, declare dividends of approximately $3.2 million plus any 2007 net profits retained to the date of the dividend declaration.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2006

Allowance for Loan Losses May Be Insufficient

Premier, through the Affiliate Banks, maintains an allowance for loan losses based on, among other things, national and regional economic conditions, historical loss experience, evaluations of potential losses on identified problem loans and delinquency trends. Premier believes that its allowance for loan losses is maintained at a level adequate to absorb any probable losses in its loan portfolio given the current information known to Management. These determinations are based upon estimates that are inherently subjective, and their accuracy depends on the outcome of future events. Therefore, Premier cannot predict loan losses with certainty and ultimate losses may differ from current estimates. Depending on changes in economic, operating and other conditions, including changes in interest rates, which are generally beyond its control, Premier’s actual losses could exceed its current allowance estimates. Premier can provide no assurance that its allowance is sufficient to cover all charge-offs in future periods. If charge-offs exceed Premier’s allowance, its earnings would decrease. In addition, regulatory agencies review Premier’s allowance for loan losses and may require additions to the allowance based upon their judgment about information available to them at the time of their examination. A required increase in Premier’s allowance for loan losses could reduce its earnings.

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

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2006

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company leases its principal executive offices located in Huntington, West Virginia. The Company also owns property located at 104 Jefferson Street, Brooksville, Kentucky, which serves as a branch for Citizen's Deposit Bank. Except as noted, each of the Banks owns the real property and improvements on which their banking activities are conducted.

Citizens Deposit Bank & Trust, in addition to its main office at 400 Second Street in Vanceburg, Kentucky, has four branch offices in Lewis County, Kentucky, (including one leased facility), one leased branch office in Mason County, Kentucky, one branch located on Highway 10 in Germantown, Kentucky, and one branch located in Bracken County, Kentucky. Farmers Deposit Bank, in addition to its main office at 5230 South Main Street in Eminence, Kentucky, has two branches in Henry County, Kentucky. Ohio River Bank, in addition to its main office at 221 Railroad Street in Ironton, Ohio, has two branches, one leased facility in Lawrence County, Ohio and one in Scioto County, Ohio. First Central Bank, in addition to its main office at 2 South Main Street in Philippi, West Virginia, has a branch located in Buckhannon, West Virginia. Boone County Bank, in addition to its main office at 300 State Street, Madison, West Virginia, has one leased branch located in Lincoln County, West Virginia and two other branches, one each located in Boone and Logan Counties, West Virginia.

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
December 31, 2006

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

The Company's common stock is listed on the NASDAQ Global Market System under the symbol PFBI. At December 31, 2006, the Company had approximately 623 record holders of its common shares.

    The following table sets forth on a quarterly basis cash dividends paid and the range of high and low sales prices on a per share basis during the quarters indicated.

	Cash	Sales Price
	Dividends Paid	High	Low
2005
First Quarter	$-	$12.75	$10.78
Second Quarter	-	13.00	10.00
Third Quarter	-	14.93	11.90
Fourth Quarter	-	15.98	12.66

2006
First Quarter	$-	$16.44	$14.01
Second Quarter	-	16.50	13.25
Third Quarter	0.05	15.40	13.90
Fourth Quarter	0.05	14.90	13.40
	0.10

2007
First Quarter (through March 15, 2007)	$0.10	$16.47	$13.36

The payment of dividends by the Company depends upon the ability of the Banks to declare and pay dividends to the Company because the principal source of the Company's revenue will be dividends paid by the Banks. At December 31, 2006 approximately $3.2 million was available for payment as dividends from the Banks to the Company without the need for regulatory approval. In considering the payment of dividends, the Board of Directors will take into account the Company's financial condition, results of operations, tax considerations, costs of expansion, industry standards, economic conditions and need for funds, as well as governmental policies and regulations applicable to the Company and the Banks. See "REGULATORY MATTERS - Capital Requirements" for discussion on capital guidelines.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2006

Stock Performance Graph

The following Stock Performance Graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that Premier specifically incorporates it by reference into such filing.

The following graph shows a comparison of cumulative total stockholder return on the Common Stock since December 31, 2001 with the cumulative total returns of both a broad equity market index and a published industry index. The broad equity market index chosen was the Russell 3000 and the published industry index chosen was the SNL ($500M-$1B) Bank Asset-Size Index. The graph reflects historical performance only, which is not indicative of possible future performance of the Common Stock.

	Period Ending
Index	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
Premier Financial Bancorp, Inc.	100.00	92.77	102.29	148.80	192.53	170.70
Russell 3000	100.00	78.46	102.83	115.11	122.16	141.35
SNL $500M-$1B Bank Index	100.00	127.67	184.09	208.62	217.57	247.44
*Source: SNL Financial LC, Charlottesville, VA

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2006

Equity Compensation Plan Information

The following table gives information about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under its two equity compensation plans, the 1996 Stock Option Plan and the 2002 Stock Option Plan, as of December 31, 2006.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (Excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders
1996 Stock Option Plan	11,000	$16.50	0
2002 Stock Option Plan	109,248	11.82	386,083
Equity compensation plans not approved by shareholders
None
Total	120,248	$12.25	386,083

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2006

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

(Dollars in thousands, except per share amounts)	At or for the Year Ended December 31
	2006	2005	2004	2003(4)	2002
Earnings
Net interest income	$21,395	$19,852	$18,064	$19,182	$20,838
Provision for loan losses	(1,161)	4	1,026	20,513	9,453
Non-interest income	4,165	3,920	3,606	4,064	2,717
Non-interest expense	16,937	17,305	17,782	17,632	17,831
Income taxes (benefit)	3,283	2,029	899	(5,282)	(1,522)
Income (loss) from continuing operations	6,501	4,434	1,963	(9,617)	(2,207)
Income (loss) from discontinued operations	-	-	4,734	(80)	(1,130)
Net income (loss)	$6,501	$4,434	$6,697	$(9,697)	$(3,337)

Financial Position
Total assets of continuing operations	$535,452	$528,324	$537,255	$543,229	$590,868
Total assets of discontinued operations	-	-	-	79,163	84,406
Loans, net of unearned income	343,797	328,717	324,937	331,794	373,099
Allowance for loan losses	6,661	7,892	9,384	14,300	9,698
Goodwill and other intangibles	15,816	15,816	15,816	15,816	15,816
Securities	121,367	137,419	153,892	147,646	144,698
Deposits	438,950	435,843	437,798	455,474	477,724
Other borrowings	33,091	19,053	20,536	18,307	32,600
Subordinated debentures	-	15,722	20,876	26,546	29,639
Stockholders’ equity	61,002	54,287	51,029	45,540	56,124

Share Data
Income (loss) from continuing operations - basic	$1.24	$0.85	$0.37	$(1.84)	$(0.42)
Income (loss) from continuing operations - diluted	1.24	0.84	0.37	(1.84)	(0.42)
Net income - basic	1.24	0.85	1.28	(1.85)	(0.64)
Net income - diluted	1.24	0.84	1.28	(1.85)	(0.64)
Book value	11.65	10.37	9.75	8.70	10.73
Cash dividends	0.10	0.00	0.00	0.00	0.00

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2006

Item 6. Selected Financial Data (continued)

(Dollars in thousands, except per share amounts)	At or for the Year Ended December 31
	2006	2005	2004	2003(4)	2002
Return on average assets (1), (2)	1.21%	0.82%	0.36%	(1.66)%	(0.37)%
Return on average equity (2)	11.31%	8.42%	4.06%	(18.46)%	(3.77)%
Dividend payout (2)	8.06%	0.00%	0.00%	0.00%	0.00%
Stockholders’ equity to total assets at period-end (3)	11.39%	10.28%	9.50%	8.38%	9.50%
Average stockholders’ equity to average total assets (1)	10.74%	9.77%	8.23%	7.88%	8.44%

(1) Computed based on average assets from continuing operations
(2) Computed based on income (loss) from continuing operations
(3) Shareholders’ equity at period-end divided by assets from continuing operations
(4) As previously disclosed in earlier reports, a 2003 investigation into the conduct of the former president of Farmers Deposit Bank by Premier and the FDIC, resulted in the charge-off of over $17.2 million of loans. The resulting depletion of the allowance for loan losses together with the analysis of additional risk in the loan portfolio warranted significant additional provisions for loan losses at the Bank. In addition to the provision for loan losses, interest income reversals and other non-interest expenses, including bad check write-offs and loan review expenses, were recorded. See “Regulatory Matters” in item 1 - Description of Business above and Premier’s earlier SEC filings for additional details.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2006

Item 7. Management's Discussion and Analysis of Financial Condition and Results
of Operations.

INTRODUCTION

    Premier Financial Bancorp, Inc. ("Premier") is a multi-bank holding company headquartered in Huntington, West Virginia. It operates five community bank subsidiaries ranging in size from $77 million to $151 million, each with a local community name and orientation. On July 1, 2004, Premier sold one bank subsidiary, Citizens Bank (Kentucky), Inc. ("Citizens Bank"). As such, and in accordance with Financial Accounting Standard 144, "Accounting for the Impairment or Disposal of Long-lived Assets", the financial position and results of operations of Citizens Bank are removed from the detail line items in the Company's consolidated financial statements and this Management's Discussion and Analysis, and are presented separately as "discontinued operations." Premier realized a net profit on the sale of Citizens Bank of $4.7 million which is included in the income from discontinued operations. See Note 2 to the consolidated financial statements presented separately in this annual report for additional information concerning discontinued operations. The remaining banks operate in twenty communities within the states of West Virginia, Ohio and Kentucky and provide their customers with a full range of banking services. On January 3, 2005, Premier merged two of its banks, Citizen's Deposit Bank and Bank of Germantown. On June 27, 2006, Premier merged its inactive data processing subsidiary into the parent company. Prior to Premier’s conversion to an outsourced data services provider in the second quarter of 2005, the data processing subsidiary provided the data processing and management services for four of Premier's affiliate banks and one other non-affiliated bank. As of December 31, 2006, Premier had approximately $535 million in total assets, $344 million in total loans, $439 million in total deposits and $13 million in customer repurchase agreements.

The accompanying consolidated financial statements have been prepared by the management of Premier in conformity with accounting principles generally accepted in the United States of America. The audit committee of the Board of Directors engaged Crowe Chizek and Company LLC (Crowe) as independent auditors to audit the consolidated financial statements, and their report is included elsewhere herein. Financial information appearing throughout this annual report is consistent with that reported in the consolidated financial statements. The following discussion is designed to assist readers of the consolidated financial statements in understanding significant changes in Premier's financial condition and results of operations.

    Management's objective of a fair presentation of financial information is achieved through a system of internal accounting controls. The financial control system of Premier is designed to provide reasonable assurance that assets are safeguarded from loss and that transactions are properly authorized and recorded in the financial records. As an integral part of that financial control system, the audit committee of the Board of Directors engaged an audit

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2006

firm other than Crowe to perform internal audits of the financial records of each of the subsidiaries on a periodic basis in 2004. Their findings and recommendations were reported to Premier’s audit committee as well as the audit committees of the subsidiaries. In 2005, Premier reduced its reliance on third-party internal audit and loan review providers and expanded its internal audit staff at the holding company level. Likewise, their findings and recommendations are reported to Premier's audit committee as well as the audit committees of the subsidiaries. Also, on a regular periodic basis, the subsidiary banks are examined by Federal and State banking authorities for safety and soundness as well as compliance with applicable banking laws and regulations. The activities of both the internal and external audit functions are reviewed by the audit committee of the Board of Directors.

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

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2006

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

For loans without individual measures of impairment, the Company makes estimates of losses for groups of loans as required by SFAS 5. Loans are grouped by similar characteristics, including the type of loan, the assigned loan grade and the general collateral type. A loss rate reflecting the expected loss inherent in a group of loans is derived based upon estimates of default rates for a given loan grade, the predominant collateral type for the group and the terms of the loan. The resulting estimate of losses for groups of loans is adjusted for relevant environmental factors and other conditions of the portfolio of loans, including: borrower and industry concentrations; levels and trends in delinquencies, charge-offs and recoveries; changes in underwriting standards and risk selection; level of experience, ability and depth of lending management; and national and local economic conditions.

The amount of estimated impairment for individually evaluated loans and groups of loans is added together for a total estimate of probable incurred loan losses. This estimate of

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2006

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

Impairment of Goodwill

    As required by applicable accounting guidance, goodwill is evaluated at least annually to determine if the amount recorded on the Company's balance sheet is impaired. If goodwill is determined to be impaired, the recorded amount would be reduced to estimated fair value by a charge to expense in the period in which impairment is determined. Impairment is evaluated in the aggregate for all of the Company's banking operations. Operating characteristics of the aggregate banking operations are derived and compared to a database of peer group banks that have been sold. Pricing valuation factors that are considered in estimating the fair value of the Company's aggregate banking operations include price-to-total assets, price-to-total book value, price-to-deposits and price-to-earnings. Unusual events that have impacted the operating characteristics of the Company's aggregate banking operations are considered to assess the likelihood of recurrence and adjustments to historical performance may be made. Changes in assumptions regarding the likelihood of unusual historical events recurring or the use of different pricing valuation factors could have a material impact on management's impairment analysis.

Realization of Deferred Tax Assets

Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. Deferred tax assets for the Company primarily relate to the allowance for loan losses, and unrealized losses in the investment portfolio. In considering the need for a valuation allowance to reduce deferred tax assets to the amount expected to be realized, management considers the amount of previously paid taxes that may be recoverable and the likelihood of generating sufficient future taxable income to fully utilize expected future tax deductions. Changes in these assumptions could impact the carrying value of deferred tax assets and require a charge to tax expense.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2006

SUMMARY FINANCIAL RESULTS

Premier had net income from continuing operations of $6.501 million in 2006 compared to a $4.434 million of net income from continuing operations reported for the year 2005. Net income increased in 2006 as a result of an increase in interest income due to a greater volume of loans outstanding; higher yields on all earning assets; a negative provision for loan losses; and a reduction in the net operating costs of the company. Net income from continuing operations in 2004 was $1.963 million. The increase in 2005 over 2004 was the result of an increase in interest income due to higher yields on earning assets; a decrease in interest expense due to the early retirement of Trust Preferred Securities; a significant decrease in the provision for loan losses; and a reduction in the net operating costs of the company. Net income in 2004 was primarily the result of the continued earnings of Premier's profitable banks partially offset by expenses associated with rehabilitating its subsidiary, Farmers Deposit Bank, conducting Premier's own investigation, cooperating with the SEC investigation, and reducing debt at the holding company. Basic earnings per share from continuing operations were $1.24 in 2006 compared to $0.85 in 2005 and to $0.37 in 2004.

    The following table comparatively illustrates the components of ROA and ROE over the previous five years. Return on average assets (ROA) measures how effectively Premier utilizes its assets to produce net income. Premier's net income in 2006 resulted in an ROA of 1.21%, an increase over the 0.82% ROA in 2005 and the 0.36% ROA reported in 2004. As shown in the table, fully taxable equivalent net interest income (as a percent of average earning assets) again reached its highest level in five years in 2006 at 4.32%. The previous five year high was earned in 2005 at 4.00%. The net losses in 2003 and 2002 were primarily the result of an increase in the provision for loan losses, resulting in a significantly reduced net credit income in 2002 and negative net credit income in 2003. In 2004, net credit income was once again positive and continued to increase in both 2005 and again in 2006. In 2005, minimal provisions for loan losses were recorded and thus there was little reduction from net interest income. In 2006, negative provisions for loan losses were recorded which served to increase net credit income to 4.56%. This increase in net credit income (as a percent of average earning assets) was complemented by the highest level of non-interest income (as a percent of average earning assets) over the past five years and a reduction in non-interest expenses (as a percent of average earning assets) when compared to the previous two years. As illustrated in the table, Premier's 2006 fully taxable net interest income as a percent of average earning assets was up to 4.32% from the 4.00% recorded in 2005 as the yield on loans and investments increased in 2006 at a faster rate than the rates paid on interest bearing liabilities. The curtailment of interest expense growth was partially due to the early extinguishment of Premier’s junior subordinated debentures and other borrowed funds late in 2004 and throughout 2005 and 2006.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2006

ANALYSIS of RETURN ON ASSETS and EQUITY
from continuing operations

	2006	2005	2004	2003(1)	2002
As a percent of average earning assets
Fully taxable-equivalent net interest income	4.32%	4.00%	3.61%	3.63%	3.84%
Provision for loan losses	0.23	(0.00)	(0.20)	(3.81)	(1.70)
Net credit income	4.55	4.00	3.41	(0.18)	2.14
Gains on the sales of assets & subsidiaries	0.00	0.00	0.02	0.11	(0.01)
Non-interest income	0.84	0.78	0.69	0.62	0.50
Non-interest expense	(3.40)	(3.46)	(3.52)	(3.26)	(3.21)
Tax equivalent adjustment	(0.03)	(0.03)	(0.03)	(0.07)	(0.08)
Applicable income taxes	(0.66)	(0.41)	(0.18)	0.98	0.27
Return on average earning assets	1.30	0.88	0.39	(1.79)	(0.40)
Multiplied by average earning assets to average total assets	93.07	92.84	92.39	92.86	92.34
Return on average assets	1.21%	0.82%	0.36%	(1.66)%	(0.37)%
Multiplied by average assets to average equity	9.31X	10.23X	11.33X	11.13X	10.26X
Return on average equity	11.31%	8.42%	4.06%	(18.46)%	(3.77)%

(1) See footnote (4) of the Selected Financial Data table in Item 6 above.

    The net overhead ratio (non-interest expense less non-interest income as a percent of average earning assets) decreased in 2006 to 2.56%, the lowest ratio reported in the last five years. This ratio compares to 2.68% in 2005, 2.83% in 2004 and 2.64% in 2003. The decrease in 2006 net overhead was the result of increases in Premier’s non-interest income related to service charges on deposit accounts, electronic banking income and secondary market mortgage commissions, plus decreases in non-interest expenses related to occupancy and equipment costs, net OREO expenses, recoveries of bad check losses, and conversion costs incurred in 2005. The decrease in 2005 net overhead was similarly the result of increases in Premier’s non-interest income related to service charges on deposit accounts, electronic banking income and secondary market mortgage commissions plus a significant decrease in professional fee expense.

Return on average equity (ROE), another measure of earnings performance, indicates the amount of net income earned in relation to the total equity invested. Premier's 2006 ROE was 11.31% compared to 8.42% in 2005 and 4.06% realized in 2004. ROE increased primarily due to the increase in net income reported in 2006 versus 2005 and 2004.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2006

A breakdown of Premier's financial results by quarter for the years ended December 31, 2006 and 2005 is summarized below.

QUARTERLY FINANCIAL INFORMATION
(Dollars in thousands, except per share amounts)
	First	Second	Third	Fourth	Full Year
2006
Interest income	$7,676	$8,014	$8,248	$8,462	$32,400
Interest expense	2,472	2,654	2,871	3,008	11,005
Net interest income	5,204	5,360	5,377	5,454	21,395
Provision for loan losses	(194)	(819)	(38)	(110)	(1,161)
Securities gains	0	0	0	0	0
Net overhead	3,348	3,161	3,196	3,067	12,772
Income before income taxes	2,050	3,018	2,219	2,497	9,784
Net income	1,367	2,000	1,475	1,659	6,501
Basic net income per share	0.26	0.38	0.28	0.32	1.24
Diluted net income per share	0.26	0.38	0.28	0.32	1.24
Dividends paid per share	0.00	0.00	0.05	0.05	0.10

2005
Interest income	$7,045	$7,172	$7,465	$7,717	$29,399
Interest expense	2,318	2,279	2,410	2,540	9,547
Net interest income	4,727	4,893	5,055	5,177	19,852
Provision for loan losses	243	191	(140)	(290)	4
Securities gains	0	0	0	0	0
Net overhead	3,327	3,660	3,189	3,209	13,385
Income before income taxes	1,157	1,042	2,006	2,258	6,463
Net income	803	727	1,367	1,537	4,434
Basic net income per share	0.15	0.14	0.26	0.29	0.85
Diluted net income per share	0.15	0.14	0.26	0.29	0.84
Dividends paid per share	0.00	0.00	0.00	0.00	0.00

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

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2006

BALANCE SHEET ANALYSIS

Summary

A financial institution's primary sources of revenue are generated by its earning assets, while its major expenses are produced by the funding of these assets with interest bearing liabilities. Effective management of these sources and uses of funds is essential in attaining a financial institution's optimal profitability while maintaining a minimum amount of interest rate risk and credit risk. Information on rate-related sources and uses of funds for each of the three years in the period ended December 31, 2006, is provided in the table below.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2006

AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS
(Dollars in thousands)
	2006			2005			2004
	Average Balance	Interest (2)	Yield/ Rate (3)	Average Balance	Interest (2)	Yield/ Rate (3)	Average Balance	Interest (2)	Yield/ Rate (3)
Assets:
Interest earning assets
U.S. Treasury and federal agency securities	$95,705	$3,398	3.55%	$107,177	$3,278	3.06%	$112,260	$3,117	2.78%
States and municipal obligations (1)	2,342	138	5.89	2,666	153	5.74	4,941	338	6.84
Mortgage backed securities	33,953	1,564	4.61	37,050	1,583	4.27	29,803	1,183	3.97
Other securities	3,179	182	5.73	3,089	148	4.79	3,216	138	4.29
Total investment securities	135,179	5,282	3.91	149,982	5,162	3.44	150,220	4,776	3.18
Federal funds sold	24,365	1,215	4.99	23,083	745	3.23	29,369	380	1.29
Interest-bearing deposits with banks	486	24	4.94	436	12	2.75	256	6	2.57
Loans, net of unearned income (4)(5)
Commercial	161,898	12,424	7.67	147,398	10,291	6.98	132,785	8,913	6.71
Real estate mortgage	129,944	9,271	7.13	132,527	9,236	6.97	145,387	10,182	7.00
Installment	46,494	4,334	9.32	46,690	4,083	8.74	47,438	4,029	8.49
Total loans	338,336	26,029	7.69	326,615	23,610	7.23	325,610	23,124	7.10
Total interest earning assets	498,366	32,550	6.53	500,116	29,529	5.90	505,455	28,286	5.60
Allowance for loan losses	(7,465)			(8,998)			(11,413)
Cash and due from banks	13,824			13,619			13,837
Premises and equipment	7,055			7,256			7,738
Other assets	23,688			26,697			31,490
Assets of discontinued operations	-			-			39,762
Total assets	$535,468			$538,690			$586,869

Liabilities and Equity:
Interest bearing liabilities
NOW and money market	$129,080	1,766	1.37%	$142,501	1,409	0.99%	$158,169	1,290	0.82%
Savings deposits	52,295	321	0.61	59,365	412	0.69	62,518	521	0.83
Certificates of deposit and other time deposits	188,044	6,896	3.67	174,057	4,904	2.82	164,932	4,455	2.70
Total interest bearing deposits	369,419	8,983	2.43	375,923	6,725	1.79	385,619	6,266	1.62
Short-term borrowings	9,591	234	2.44	8,422	180	2.14	6,539	118	1.80
Other borrowings	7,765	574	7.39	1,586	14	0.88	5,306	248	4.67
FHLB advances	7,815	453	5.80	8,775	499	5.69	9,955	556	5.59
Debentures	7,887	760	9.64	20,480	2,129	10.40	25,397	2,869	11.30
Total interest-bearing liabilities	402,477	11,004	2.73%	415,186	9,547	2.30%	432,816	10,057	2.32%
Non-interest bearing deposits	72,781			66,848			62,486
Other liabilities	2,721			4,007			7,393
Liabilities of discontinued operations	-			-			35,876
Shareholders’ equity	57,489			52,649			48,298
Total liabilities and equity	$535,468			$538,690			$586,869

Net interest earnings (1)		$21,546			$19,982			$18,229
Net interest spread (1)			3.80%			3.60%			3.28%
Net interest margin (1)			4.32%			4.00%			3.61%
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

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2006

In 2006, average earning assets declined by 0.3% or $1.8 million from 2005, following a 1.0% or $5.3 million decline in 2005 from 2004. Average interest bearing liabilities, the primary source of funds supporting the earning assets, decreased 3.1% or $12.8 million in 2006 from 2005, which follows a 4.1% or $17.6 million decline in 2005 from 2004. The 2006 decline in average earning assets was primarily the result of a $14.8 million decline in average total investment securities as some maturing funds were used to fund loans or to continue the company’s debt reduction strategy. The decline in 2006 average interest bearing liabilities was due to a $6.5 million decrease in average interest bearing deposits and a $5.8 million decrease in average high cost debt and Federal Home Loan Bank (FHLB) advances. A portion of the decline in average interest bearing deposits was due to the $1.2 million increase in short-term borrowings, primarily customer repurchase agreements. Furthermore, nearly all of the decrease in average interest bearing deposits was offset by a $5.9 million increase in non-interest bearing deposits. The decline in 2005 average earning assets was primarily the result of a decline in federal funds sold as those funds were either used to fund loans or to continue the company’s debt reduction strategy. The decline in 2005 average interest bearing liabilities was due to a $9.7 million decrease in average interest bearing deposits and a $6.1 million decrease in average high cost debt and FHLB advances. Nearly half of the decrease in average interest bearing deposit was offset by a $4.4 million increase in non-interest bearing deposits. Additional information on each of the components of earning assets and interest bearing liabilities is contained in the following sections of this report.

Loan Portfolio

    Premier's loan portfolio is its largest and highest yielding component of average earning assets, totaling 67.9% of average earning assets during 2006. After several declining years, average loans increased in 2005 by $1.0 million or 0.3% followed by a $11.7 million or 3.6% increase in 2006. The 2006 increase is largely attributable to loan growth in Premier’s West Virginia and Ohio markets. In 2006, Premier realized a $10.0 million or 6.5% increase in its West Virginia markets and a $2.1 million or 4.6% increase in average outstanding loans in its Ohio markets, while average loans in its Kentucky markets remained virtually unchanged. This follows an $11.2 million or 7.7% increase in average loans in its West Virginia markets in 2005, and a $2.1 million or 4.7% increase in loans in its Ohio markets in 2005. In 2005, the high level of charge-offs and loan collections at Farmers Deposit Bank in Kentucky nearly offset the increase in loans in Premier’s other markets. The average loans outstanding at Farmers Deposit declined by $14.8 million in 2005. However, in 2006, average loans outstanding at Farmers Deposit decreased by only $571,000 or 1.3% as loan charge-offs and payoffs were nearly offset by new loans.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2006

Total loans at December 31, 2006 increased by $15.1 million or 4.6% from the total at December 31, 2005. This increase follows a $3.8 million or 1.2% increase in 2005 from total loans at December 31, 2004. The increase in 2006 was the result of a significant increase in loan demand in Premier’s markets which more than offset the $1.4 million of loan charge-offs recorded during the year, (nearly half at Farmers Deposit). The increase in 2005 was the result of increased loan demand in Premier’s markets which offset $2.2 million of loan charge-offs recorded during the year, (half at Farmers Deposit) and $4.2 million of net loan collections at Farmers Deposit.

Loans secured by real estate, which in total constituted approximately 73% of Premier's loan portfolio at December 31, 2006, consist of a diverse portfolio of predominantly single family residential loans and loans for commercial purposes where real estate is part of the collateral, not the primary source of repayment. Residential real estate mortgage loans generally do not exceed 80% of the value of the real property securing the loan. The residential real estate mortgage loan portfolio primarily consists of adjustable rate residential mortgage loans. The origination of these mortgage loans can be more difficult in a low interest rate environment where there is a significant demand for fixed rate mortgages. Premier also participates in the solicitation of loans for the secondary market and recognizes the referral fees in non-interest income. Commercial loans are generally made to small-to-medium size businesses located within a defined market area and typically are secured by business assets and guarantees of the principal owners. Additional risks of loss are associated with commercial lending such as the potential for adverse changes in economic conditions or the borrowers' ability to successfully execute their business plan. Consumer loans generally are made to individuals living in Premier's defined market area who are known to the local bank's staff. Consumer loans are generally made for terms of up to seven years on a secured or unsecured basis; however longer terms may be approved in certain circumstances and for revolving credit lines. While consumer loans generally provide the Company with increased interest income, consumer loans may involve a greater risk of default.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2006

The following table presents a five year comparison of loans by type. With the exception of those categories included in the comparison, there are no loan concentrations which exceed 10% of total loans. Additionally, Premier's loan portfolio contains no loans to foreign borrowers nor does it have a material volume of highly leveraged transaction lending.

LOAN SUMMARY
(Dollars in thousands)
	As of December 31,
	2006	%	2005	%	2004	%	2003(2)%		2002	%
Summary of Loans by Type
Commercial, secured by real estate	$101,786	29.6%	$85,989	26.2%	$101,567	31.3%	$101,325	30.5%	$109,571	29.3%
Commercial, other	43,981	12.8	49,362	15.0	40,923	12.6	38,063	11.5	51,347	13.8
Real estate construction	11,303	3.3	11,070	3.4	5,906	1.8	5,414	1.6	7,318	2.0
Real estate mortgage	138,795	40.4	134,570	40.9	128,243	39.5	126,134	38.0	134,271	36.0
Agricultural	1,930	0.5	1,670	0.5	2,380	0.7	3,032	0.9	4,381	1.2
Consumer	42,188	12.3	42,096	12.8	44,470	13.7	56,216	17.0	63,534	17.0
Other	3,814	1.1	3,960	1.2	1,438	0.4	1,610	0.5	2,677	0.7
Total loans	$343,797	100.0%	$328,717	100.0%	$324,927	100.0%	$331,794	100.0%	$373,099	100.0%

Non-performing Assets
Non-accrual loans	$4,698		$3,751		$6,847		$11,958		$8,197
Accruing loans which are contractually past due 90 days or more	992		853		739		4,137		1,238
Restructured loans	1,268		1,540		238		104		129
Total non-performing and restructured loans	6,958		6,144		7,824		16,199		9,564
Other real estate acquired through foreclosures	495		2,049		2,247		3,187		3,505
Total non-performing and restructured loans and other real estate	$7,453		$8,193		$10,071		$19,386		$13,069

Non-performing and restructured loans as a % of total loans	2.02%		1.87%		2.41%		4.88%		2.56%
Non-performing and restructured loans and other real estate as a % of total assets (1)	1.39%		1.55%		1.87%		3.57%		2.21%

Allocation of Allowance for Loan Losses
Commercial, other	$839	14.4%	$1,071	16.7%	$1,734	13.7%	$4,166	12.9%	$2,294	15.7%
Real estate, construction	117	3.3	134	3.4	83	1.8	662	1.6	632	2.0
Real estate, other	3,395	70.0	3,810	67.1	4,276	70.8	4,886	68.5	4,341	65.3
Consumer installment	521	12.3	772	12.8	1,255	13.7	2,478	17.0	977	17.0
Unallocated	1,789		2,105		2,036		2,108		1,454
Total	$6,661	100.0%	$7,892	100.0%	$9,384	100.0%	$14,300	100.0%	$9,698	100.0%

(1) From continuing operations (2) See footnote (4) of the Selected Financial Data table in Item 6 above.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2006

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

    Total non-performing assets, which consist of past-due loans on which interest is not being accrued ("non accrual loans"), foreclosed properties in the process of liquidation ("OREO"), loans with restructured terms to enable a delinquent borrower to repay and accruing loans past due 90 days or more, were $7.5 million or 1.39% of total assets of continuing operations at year-end 2006. The amount continues to decline from the $8.2 million, or 1.55% of total assets of continuing operations at year-end 2005, and is down significantly from the $10.1 million of non-performing assets (1.87% of total assets of continuing operations) at year-end 2004. The decrease in 2006 was largely due to the $1.6 million reduction in OREO property, which was partially offset by an increase in non-accrual loans. As the collection or rehabilitation of previously delinquent loans and charge-offs of loans determined to be uncollectible continued in 2006, these efforts were offset by other loans newly placed on non-accrual status. Management believes the estimated potential losses related to these newly delinquent loans to be adequately provided for in the allowance for loan losses. These losses were also included in the analyses that supported the recording of negative loan loss provisions during 2006. The decrease in non-performing assets in 2005 was due to the collection or rehabilitation of previously delinquent loans, the charge-offs of loans determined to be uncollectible and the sale of $1.7 million of OREO property. As management's efforts to collect these loans upon maturity continue, loans are only renewed using Premier's strengthened credit policies. Otherwise, loans may be placed on non-accrual status and foreclosure proceedings begun to obtain and liquidate any collateral securing the past due or matured loans. Premier is committed to continuing to reduce its high level of non-performing assets and implementing strong underwriting standards to help maintain a lower level of non-performing assets in the future. This effort is revealed in the decline in non-performing assets from the end of 2002 to the end of 2006, primarily related to the sale of OREO properties and the decline in non-accrual loans and loans 90+ days past due. Premier's efforts at its other affiliate banks in 2003 and 2004 are masked by the high level of non-performing assets at Farmers Deposit Bank, which alone totaled $12.5 million at December 31, 2003. At December 31, 2004, the non-performing assets at Farmers Deposit Bank had declined to $6.8 million, leaving $3.3 million of total non-performing assets at the other Affiliate Banks combined. At December 31, 2005, the non-performing assets at Farmers Deposit Bank had declined even further to $4.7 million. And by December 31, 2006, the non-performing assets at Farmers Deposit bank totaled $3.6 million.

The Loan Summary table presents five years of comparative non-performing asset information. Other than these loans and the impaired loans discussed in Note 6 to the consolidated financial statements, Premier does not have a significant volume of loans whereby management has serious doubts about the borrowers ability to comply with the present repayment terms of the loan.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2006

    It is Premier's policy to place loans that are past due over 90 days on non-accrual status, unless the loans are adequately secured and in the process of collection. Premier had no commitments to provide additional funds on non-accrual loans at December 31, 2006. For real estate loans, upon repossession, the balance of the loan is transferred to "Other Real Estate Owned" (OREO) and carried at the lower of the outstanding loan balance or the fair value of the property based on current appraisals and other current market trends less estimated disposal costs. If a writedown of the OREO property is necessary at the time of foreclosure, the amount is charged against the allowance for loan losses. A periodic review of the recorded property value is performed in conjunction with normal loan reviews, and if market conditions indicate that the recorded value exceeds the fair market value less estimated disposal costs, additional writedowns of the property value are charged directly to operations.

During 2006 Premier recognized a $105,000 net profit on the disposition of OREO properties, net of writedowns, while in 2005 Premier realized $17,000 net profit on the disposition of OREO properties. During 2004, Premier realized a $123,000 net profit on the disposition of OREO properties. Although loans may be classified as non-performing, some continue to pay interest irregularly or at less than original contracted terms. During 2006, approximately $151,000 of interest was recognized on non-accrual and restructured loans, while approximately $348,000 would have been recognized in accordance with their original terms.

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

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2006

A loan is categorized and reported as impaired when it is probable that the creditor will be unable to pay all of the principal and interest amounts according to the contractual terms of the loan agreement. In determining whether a loan is impaired, management considers such factors as past payment history, recent economic events, current and projected financial condition and other relevant information that is available at the time. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage, consumer, and credit card loans, and on an individual basis for other loans. If a loan is deemed to be impaired an evaluation of the amount of estimated loss is performed assessing the present value of estimated future cashflows using the loan's existing rate or assessing the fair and realizable value of the loan collateral if repayment is expected solely from the collateral. The estimation of loss is assigned to the impaired loan and is used in determining the adequacy of the allowance for loan losses. For impaired loans, this estimation of loss is reevaluated quarterly and, if necessary, adjusted based upon the current known facts and circumstances related to the loan and the borrower. Additional information on Premier's impaired loans is contained in Note 6 to the consolidated financial statements. The sum of the calculations and estimations of the risk of loss in a given loan portfolio is compared to the recorded balance of the allowance for loan losses. If the total allowance is deemed to be inadequate a charge to earnings is recorded to increase the allowance. Conversely, should an evaluation of the allowance result in a lower estimate of the risk of loss in the loan portfolio and the allowance is deemed to be more than adequate, a reversal of previous charges to earnings ("a negative provision") may be warranted in the current period. Events that may lead to negative provisions included greater than anticipated recoveries, a reduction in the historical loss ratios, securing more collateral on an impaired loan during the collection process, or receiving payment in full on an impaired loan. All of these events occurred in varying degrees during 2006 and resulted in $1,161,000 of negative provisions during the year.

    At December 31, 2006, the allowance for loan losses was $6.7 million or 1.94% of total year-end loans. This ratio is a decrease from the prior year’s 2.40% and the 2.89% at the end of 2004. The decrease in the allowance in 2006 was primarily the result of the $1.2 million of negative provisions for loan losses recorded during the year, as charge-offs in 2006 were nearly offset by recoveries. The decrease in 2005 was the result of the charge-off of $2.2 million of loans previously identified as impaired partially offset by $719,000 of recoveries. Only $4,000 of provision expense was recorded in 2005. In management's opinion, the allowance for loan losses is adequate to absorb the current estimated risk of loss in the existing loan portfolio. The summary of the allowance for loan losses allocated by loan type is presented in the Loan Summary Table above.

    The following table provides a detailed history of the allowance for loan losses, illustrating charge-offs and recoveries by loan type, and the annual provision for loan losses over the past five years. In 2006, negative provisions were recorded in each of the four quarters of the year as Premier realized collections of previously impaired loans whereby estimated losses were previously assigned to the loan as well as recoveries of previously charged-off

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2006

loans. These positive events as well as the ongoing reduction in Premier’s historical loss ratios resulted in a lower estimate of the risk of loss in the loan portfolio and, thus, negative provisions were warranted. The negative provision for loan losses totaled $1.2 million in 2006.

SUMMARY OF LOAN LOSS EXPERIENCE
(Dollars in thousands)
	For the Year Ended December 31
	2006	2005	2004	2003(1)	2002
Allowance for loan losses beginning of period	$7,892	$9,384	$14,300	$9,698	$7,371
Amounts charged off:
Commercial, financial and agricultural loans	154	736	1,520	4,417	4,080
Real estate construction loans	0	0	5	0	833
Real estate loans - other	863	549	2,413	6,427	1,072
Consumer installment loans	393	930	3,054	5,669	1,904
Total charge-offs	1,410	2,215	6,992	16,513	7,889

Recoveries on amounts previously charged-off:
Commercial, financial and agricultural loans	266	91	264	145	138
Real estate construction loans	8	1	1	37	16
Real estate loans - other	340	84	87	74	163
Consumer installment loans	726	543	698	346	446
Total recoveries	1,340	719	1,050	602	763

Net charge-offs	70	1,496	5,942	15,911	7,126
Provision for loan losses	(1,161)	4	1,026	20,513	9,453

Allowance for loan losses, end of period	$6,661	$7,892	$9,384	$14,300	$9,698

Average total loans	$338,336	$326,615	$325,610	$352,156	$382,763
Total loans at year-end	343,797	328,717	324,927	331,794	373,099

As a percent of average loans
Net charge-offs	0.02%	0.46%	1.82%	4.52%	1.86%
Provision for loan losses	(0.34)%	0.00%	0.32%	5.83%	2.47%
Allowance for loan losses	1.97%	2.42%	2.88%	4.06%	2.53%

As a percent of total loans at year-end
Allowance for loan losses	1.94%	2.40%	2.89%	4.31%	2.60%

As a multiple of net charge-offs
Allowance for loan losses	95.16X	5.28X	1.58X	0.90X	1.36X
Income before tax and provision for loan losses	123.19X	4.32X	0.65X	0.35X	0.80X
(1) See footnote (4) of the Selected Financial Data table in Item 6 above.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2006

Future provisions to the allowance for loan losses, positive or negative, will depend on future improvement or deterioration in estimated credit risk in the loan portfolio as well as whether additional payments are received on loans having significant credit risk. The provision for loan losses in 2005 was only $4,000. During the third and fourth quarters of 2005, negative provisions were recorded substantially offsetting the provisions recorded during the first half of the year. During the latter half of 2005, Premier realized collections of previously impaired loans whereby estimated losses were previously assigned to the loan as well as recoveries of previously charged-off loans. The provision for loan losses in 2004 was $1.0 million and was the result of newly identified impaired loans and increases in the volume of loans outstanding at the banks located in West Virginia. Premier continually evaluates the adequacy of its allowance for loan losses, and changes in the provision are based on the estimated probable incurred losses in the loan portfolio.

Net charge-offs in 2006 decreased to just $70,000 as a significant volume of recoveries nearly offset the level of charge-offs recorded during the year. In 2005 net charge-offs decreased to $1.5 million, down $4.4 million or 75% from the $5.9 million of net charge-offs experienced in 2004. Approximately $641,000 or 43% of the 2005 net charge-offs and $4.8 million or 81% of the 2004 net charge-offs were at Farmers Deposit Bank. In 2006, Farmers Deposit Bank recorded $249,000 of net recoveries and provided nearly 70% of the Company’s total recoveries for 2006. While total charge-offs decreased in 2006, the level of loans secured by real estate that were charged-off increased by $314,000 or 57.2% as collection efforts on a few real estate secured borrowers came to their ultimate conclusion. All categories of loan charge-offs were down in 2005, while consumer loan charge-offs continued to exceed the other categories of loan charge-offs. Although management believes it has identified the significant remaining credit risk in the loan portfolio, additional charge-offs may be recorded in the coming months due to the high level of non-performing loans and the resolution of collection efforts on those loans. These factors are considered in determining the adequacy of the allowance for loan losses, which at December 31, 2006 was 1.94% of total loans outstanding and 96% of non-performing loans.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2006

The following table presents the maturity distribution and interest sensitivity of selected loan categories at December 31, 2006. Maturities are based upon contractual terms.

LOAN MATURITIES and INTEREST SENSITIVITY
December 31, 2006
(Dollars in thousands)

	Projected Maturities*
	One Year or Less	One Through Five Years	Over Five Years	Total
Commercial, secured by real estate	$38,310	$51,758	$11,718	$101,786
Commercial, other	21,357	19,694	2,930	43,981
Real estate construction	6,927	3,114	1,262	11,303
Agricultural	592	794	544	1,930
Total	$67,186	$75,360	$16,454	$159,000

Fixed rate loans	$15,065	$36,113	$4,558	$55,736
Floating rate loans	52,121	39,247	11,896	103,264
Total	$67,186	$75,360	$16,454	$159,000

Fixed rate loans projected to mature after one year				$40,671
Floating rate loans projected to mature after one year				51,143
Total				$91,814

(*) Based on scheduled or approximate repayments

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2006

Investment Portfolio and
Other Earning Assets

    Investment securities averaged $135.2 million in 2006, down $14.8 million or 9.9% from the $150.0 million averaged in 2005. This decrease follows two years of average investments around $150.0 million. As investments matured in 2006 and 2005 not all funds were reinvested in the investment portfolio. Some funds were used to satisfy loan growth, deposit withdrawals and debt payments. Furthermore, during the latter part of 2006, bond reinvestment yields were not as attractive as the yield on highly liquid federal funds sold and funds from maturing investments were less likely to be reinvested in bonds. At December 31, 2006, the amount of investments totaled $121.4 million, down $16.1 million from December 31, 2005. This follows a $16.5 million decrease in 2005 from the balance at December 31, 2004.

The following table presents the carrying values of investment securities.

FAIR VALUE OF SECURITIES AVAILABLE FOR SALE
(Dollars in thousands)
	As of December 31
	2006	2005	2004

U.S. Treasury securities	$6,401	$3,941	$250
U.S. Agency securities	76,911	95,300	115,514
States and political subdivisions	3,413	2,514	2,751
Mortgage-backed securities	34,617	35,639	34,942
Corporate securities	25	25	435
Total securities	$121,367	$137,419	$153,892

    As sources of funds (deposits, federal funds purchased, and repurchase agreements with corporate customers) fluctuate, excess funds are initially invested in federal funds sold and other short-term investments. Based upon analyses of asset/liability repricing, interest rate forecasts, and liquidity requirements, funds are periodically reinvested in high-quality debt securities, which typically mature over a longer period of time. At the time of purchase, management determines whether the securities will be classified as trading, available-for-sale, or held-to-maturity. At December 31, 2006 all of Premier's investments were classified as available-for-sale and carried on the books at market value.

    As shown in the following Securities Maturity and Yield Analysis table, the average maturity period of the securities available-for-sale at December 31, 2006 was 4 years 7 months, lengthened somewhat by the 11 year 3 month average final maturity of the mortgage-backed securities portfolio. The table uses a final maturity method to report the average maturity of mortgage-backed securities, which excludes the effect of monthly payments and prepayments. Approximately 69% of Premier's investment securities are U.S. Government agency or Treasury

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2006

securities that have an average maturity of 1 year 8 months. The average maturity of the investment portfolio is managed at a level to maintain a proper matching with interest rate risk guidelines. During 2004, Premier sold a portion of the securities classified as available-for-sale as part of its management of interest rate risk, as shown in the Statements of Cash Flows. Premier does not have any securities classified as trading or held-to-maturity and it has no plans to establish such classifications at the present time. Other information regarding investment securities may be found in the following table and in Note 5 to the consolidated financial statements.

SECURITIES MATURITY AND YIELD ANALYSIS
December 31, 2006
(Dollars in thousands)
	Market Value	Average Maturity (yrs/mos)	Taxable Equivalent Yield*
U.S. Treasury securities
Within one year	$994		4.44%
After one but within five years	5,407		4.36
Total U.S. Treasury Securities	6,401	2/5	4.38

U.S. Government Agencies securities
Within one year	26,901		3.16
After one but within five years	50,010		4.18
Total U.S. Government Agencies securities	$76,911	1/7	3.82

States and political subdivisions
Within one year	349		4.26
After one but within five years	964		4.93
After five but within ten years	544		4.65
Over ten years	1,556		5.84
Total states and political subdivisions securities	$3,413	6/11	5.23

Mortgage-backed securities**
Within one year	3,681		3.93
After one but within five years	1,993		5.36
After five but within ten years	911		3.85
Over ten years	28,032		4.68
Total mortgage-backed securities	$34,617	11/3	4.62

Corporate securities	$25

Total securities available-for-sale	$121,367	4/7	4.12

(*) Fully tax-equivalent using the rate of 34%
(**) Maturities for mortgage-backed securities are based on final maturity

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2006

Premier's average investment in federal funds sold and other short-term investments increased by 5.6% in 2006. This follows a 21.4% decrease in 2005. Averaging $24.4 million in 2006, federal funds sold and other short-term investments increased $1.3 million from the $23.1 million averaged in 2005 but were lower than the $29.4 million averaged in 2004. The increase in average federal funds sold in 2006 was the result of retaining available funds to be used in the short-term to fund loans or satisfy deposit withdrawals. Furthermore, during the latter part of 2006, bond investment yields were not as attractive as the yield on highly liquid federal funds sold and funds from maturing investments were less likely to be reinvested in bonds. The decrease in average federal funds sold in 2005 from 2004 was the result of investing more of Premier's available funds into higher yielding investments and using a portion of the funds to reduce outstanding debt and satisfy deposit withdrawals. Fluctuations in federal funds sold and other short-term investments reflect management's goal to maximize asset yields while maintaining proper asset/liability structure, as discussed in greater detail above and in other sections of this report.

Funding Sources

In 2005, Premier began raising the rates paid on it interest bearing deposits in response to the increase in market interest rates. Market rates continued to increase through 2006. As a result, the average rate paid on interest bearing liabilities increased to 2.73% in 2006, up from the 2.30% paid in 2005. The 43 basis point increase was primarily the result of an 85 basis point increase in the average rate paid on certificates of deposit and other time deposits, which made up 46.7% of the total average interest bearing liabilities in 2006. During 2006, Premier was able to offset some of the increase in rates paid on deposits by reducing the interest cost on its long-term debt by refinancing the remaining $15.5 million of its 9.75% Trust Preferred Securities as discussed in more detail below. In 2005, Premier was able to offset the 17 basis point increase in the average rate paid on interest bearing deposits by reducing a portion of its high rate long-term borrowings. The average rate paid on interest bearing liabilities decreased to 2.30% in 2005, down from the 2.32% paid in 2004. The decrease is largely due to the early redemption of $5.5 million of Premier’s 9.75% Trust Preferred Securities late in 2004 and the payment of 10 quarters of deferred distributions on the Trust Preferred Securities in March 2005. The interest savings more than offset the increase in interest expense due to the rise in rates paid on NOW and money market transactional deposit accounts and on certificates of deposit. Due to alternative sources of investment and an ever increasing sophistication of customers in funds management techniques to maximize return on their money, competition for funds has become more intense. Premier's banks periodically offer special rate products to attract additional deposits.

    Premier’s deposits, on average, remained relatively unchanged in 2006, decreasing by $571,000 or 0.1% from 2005 average deposits. The 2006 decrease follows a 1.2% or $5.3 million decrease in 2005 from the average in 2004. While average deposits in 2006 remained relatively unchanged in total, the composition of those deposits shifted toward non-interest bearing

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2006

deposits. In addition, some public fund and tax-exempt organization deposits were reestablished as repurchase agreements in 2006. Average repurchase agreements increased by $1.3 million or 16.4% in 2006 when compared to 2005. In 2005, $13.3 million of the decline in deposits was at Farmers Deposit Bank, partially due to Premier's capital restoration plan as certain deposits were not renewed as part of the plan to reduce the size of the Bank. In Premier’s other markets during 2005, deposits, on average, increased by 2.2% or $8.0 million. In 2006, average deposits at Farmers Deposit Bank declined by $4.7 million, while in Premier’s other markets, deposits, on average, increased by $4.2 million or 1.1% during 2006.

In 2006, average non-interest bearing deposits continued to increase, surpassing 2005 average non-interest bearing deposits by $5.9 million or 8.9%. In 2005, non-interest bearing deposits increased 7.0% or $4.4 million on average when compared to 2004. Since no interest is paid on these deposits, an increase in non-interest bearing deposits helps to increase Premier's net interest margin and its profitability. Non-interest bearing deposits are more susceptible to withdrawal and therefore may provide challenges to maintaining adequate liquidity. (See the additional discussion on liquidity below.) However, Premier’s approach to community banking and friendly customer service has resulted in increases in average non-interest bearing deposits in each of the past four years.

In 2006, average interest bearing deposits decreased by $6.5 million or 1.7%. This decrease was largely due to the stiff competition for funds in 2006 and high rate certificate of deposits “specials” offered by some of Premier’s local competition. Some of these “special” rates exceeded the yields that Premier could earn by purchasing investments and therefore matching the competitions’ rates would have resulted in reducing Premier’s net interest income. Instead, Premier continued to focus on building its base of customer relationships by offering more convenient electronic banking products to its non-interest bearing deposit customers. Premier did realize a shift in its interest bearing deposits from lower cost savings and interest bearing transaction accounts to certificates of deposit as customers moved their funds to take advantage of the rising interest rates paid on these certificates. The result was a 64 basis point increase in the average rate paid on interest bearing deposits in 2006 versus the 17 basis point increase realized in 2005. In 2005, interest bearing deposits decreased by 2.5% or $9.7 million on average when compared to 2004. The decrease was largely due to a $13.6 million decrease in average interest bearing deposits at Farmers Deposit Bank. The remaining increase was the result of internal growth in Premier’s other markets.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2006

The following table provides information on the maturities of time deposits of $100,000 or more at December 31, 2006.

MATURITY OF TIME DEPOSITS $100,000 OR MORE
December 31, 2006
(Dollars in thousands)

Maturing 3 months or less	$11,105
Maturing over 3 months	11,263
Maturing over 6 months	19,108
Maturing over 12 months	12,001
Total	$53,477

    Other funding sources for Premier include short and long-term borrowings. Premier's short-term borrowings primarily consist of securities sold under agreements to repurchase with commercial, public entity and tax exempt organization customers. These are short-term non-FDIC insured deposit like products that are secured by the pledging of investment securities in Premier’s investment portfolio. Also included in short-term borrowings are federal funds purchased from other banks.. These short-term borrowings fluctuate depending on near term funding needs and as part of Premier's management of its asset/liability mix. In 2006, short-term borrowings averaged $9.6 million, up $1.2 million or 13.9% from the average in 2005 primarily due to the increase in repurchase agreements discussed above. In 2005, short-term borrowings averaged $8.4 million, up $1.9 million from the average in 2004 due to an increase in public fund repurchase agreements.

Long-term borrowings consist of Federal Home Loan Bank (FHLB) borrowings by Premier's banks, other borrowings by the parent holding company and debt issued in the form of subordinated debentures to an unconsolidated trust subsidiary. FHLB advances, on average, declined by 10.9% or $960,000 in 2006, following an 11.9% or $1.2 million decrease in 2005. Premier uses fixed rate FHLB advances from time-to-time to fund certain residential and commercial loans as well to maximize investment opportunities as part of its interest rate risk management. In 2006 and 2005, Premier made all of its scheduled principal payments and took advantage of penalty free prepayment opportunities as they became available. At December 31, 2006, FHLB advances totaled $7.3 million and had repayment schedules from four to six years with $4.0 million maturing in 2010.

In 2006, Premier refinanced the remaining $15.7 million of its 9.75% Junior Subordinated Deferrable Interest Debentures ("Subordinated Debentures") that were due in 2027. The refinancing was accomplished using two separate bank borrowings at the parent company and $2.2 million of cash held by the parent in its subsidiary banks. On January 31, 2006, Premier borrowed $7.0 million from First Guaranty Bank in Hammond, Louisiana under a promissory note bearing interest floating daily at the “Wall Street Journal” prime rate (currently 8.25%) and

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2006

requiring monthly principal payments of $50,000 until maturity on September 28, 2017. The note is secured by a pledge of Premier’s 100% interest in Boone County Bank. The proceeds of this note were used to redeem $7.0 million of the Subordinated Debentures as of January 31, 2006. On November 10, 2006, Premier borrowed $6.5 million from The Bankers’ Bank of Kentucky, Inc. of Frankfort, Kentucky (“Bankers’ Bank”) under a term note bearing interest floating daily at the “Wall Street Journal” prime rate minus 1.00% (currently 7.25%) and requiring 83 monthly principal and interest payments of $100,000 and a final payment of any balance due at maturity on November 9, 2013. The note is secured by a pledge of Premier’s 100% interest in Citizens Deposit Bank and Trust, Inc. and Premier’s 100% interest in Farmers-Deposit Bank, Eminence, Kentucky. Also during 2006, Premier repaid two $701,000 subordinated notes with a 0% interest rate. For more information on other borrowings and the subordinated debentures, see Notes 11and 12 to the consolidated financial statements.

PAYMENTS DUE ON CONTRACTUAL OBLIGATIONS
December 31, 2006
(Dollars in thousands)

	Total	Less than one year	1-3 years	3-5 years	More than five years

Federal Home Loan Bank advances	$7,285	$637	$1,375	$5,203	$70
Other borrowed funds	12,275	1,344	2,860	3,118	4,953
Operating lease obligations	206	138	62	4	2
Data and item processing contracts*	5,280	1,848	2,772	660	0
Total	$25,046	$3,967	$7,069	$8,985	$5,025

* Data and item processing contractual obligations are estimated using the average billing for the last three months of 2006.

    On December 20, 2004, Premier entered into a sixty-three month contract with Fiserv Solutions, Inc. (Fiserv) whereby Fiserv will provide data processing and item processing services to Premier. Conversions by Premier's subsidiary banks to Fiserv systems began on April 15, 2005 and were completed by July 31, 2005. Based upon the average billings of the last three months of 2006, the estimated payments to Fiserv for these services will be approximately $1,316,000 per year beginning in 2007. Actual results may vary depending upon the number and type of accounts actually processed and future customer activity.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2006

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

    The earnings simulation model uses assumptions, maturity patterns, and reinvestment rates provided by Premier and forecasts the effect of instantaneous movements in interest rates of both 100 (1.00%) and 200 (2.00%) basis points. The most recent earnings simulation model projects net interest income would increase by approximately 1.4% over the projected stable rate net interest income if interest rates rise by 100 basis points over the next year. Conversely, the simulation projects an approximate 0.9% decrease in net interest income if interest rates fall by 100 basis points over the next year. Within the same time frame, but assuming a 200 basis point movement in interest rates, the simulation projects that net interest income would increase by 2.6% over the projected stable rate net interest income in a rising rate scenario and would decrease by 2.2% in a falling rate scenario. Under both the 100 and 200 basis point simulations, the percentage changes in net interest income are within Premier's ALCO guidelines.

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

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2006

The following table presents summary information about the simulation model's interest rate risk measures and results.

	Year-end 2006	Year-end 2005	ALCO Guidelines

Projected 1-year net interest income
-100 bp change vs. base rate	-0.9%	-0.6%	5%
+100 bp change vs. base rate	1.4%	0.5%	5%
Projected 1-year net interest income
-200 bp change vs. base rate	-2.2%	-1.3%	10%
+200 bp change vs. base rate	2.6%	0.9%	10%

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

    Premier generated $5.4 million of cash from operations in 2006, which compares to $2.1 million in 2005 and $11.5 million in 2004. The increase in 2006 was primarily the result of a return to normal cash generated from operations compared to 2005. The decrease in 2005 was primarily the result of the payment of the deferred distributions of the Trust Preferred Securities in March 2005, which came out of cash from operations. The higher level of cash from operations in 2004 was the result of deferring interest payments on the Trust Preferred Securities and income tax refunds generated from the carry back of net operating losses. Total cash from operations along with the proceeds from the sale and maturity of securities and the repayment of loans were used to purchase securities, satisfy deposit withdrawals, fund new loans and reduce outstanding debt during those years. Net cash provided by liquidating investing activities totaled $7.9 million in 2005 and $7.5 million in 2004. However in 2006, $5.9 million of cash was used in investing activities primarily to fund loan growth. In addition to the $5.4 million of cash from operations, Premier generated $1.4 million in additional cash from financing activities, primarily due to the increase in deposits and repurchase agreements. In 2005 and 2004, net cash used to satisfy deposit withdrawals and reduce debt totaled $8.4 million in 2005, $20.9 million in 2004. Details on the sources and uses of cash can be found in the Consolidated Statements of Cash Flows in the consolidated financial statements.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2006

At December 31, 2006, the parent company had over $3.6 million in cash held with its subsidiary banks. This balance along with cash dividends expected to be received from its subsidiaries is sufficient to cover the operating costs of the parent, service its existing other debt and pay dividends to common shareholders. During 2006, the parent company generated $5.1 million of cash from operations and used $4.9 million to redeem a portion of the Trust Preferred Securities outstanding, make principal payments on its outstanding other debt and pay dividends to shareholders. Also during 2006, the parent company borrowed $13.5 million which was used to redeem the remainder of the Trust Preferred Securities. During 2005, the parent company generated $1.5 million of cash from operations and used $5.8 million to redeem a portion of the Trust Preferred Securities outstanding and payoff its outstanding other debt. Additional information on parent company cash flows and financial statements is contained in Note 22 to the consolidated financial statements.

Capital Resources

    Premier's consolidated average equity-to-asset ratio increased to 10.74% during 2006, up from 9.77% in 2005 and from 8.23% in 2004. The ratios for all three years are considered adequate for a company of Premier's size. The increase in 2006 was largely due to the increase in net income with the slight decline in average total assets. The increase in 2005 was largely due to increase in net income in 2005 and the decline in average assets due to the sale of Citizen’s Bank Kentucky on July 1, 2004. The Federal Reserve's risk-based capital guidelines and leverage ratio measure the capital adequacy of banking institutions. The risk- based capital guidelines weight balance sheet assets and off-balance sheet commitments by prescribed factors relative to credit risk, thus eliminating disincentives for holding low risk assets and requiring more capital for holding higher risk assets. At year-end 2006, Premier’s risk adjusted capital-to-assets ratio was 16.0% compared to 19.1% at December 31, 2005. Both of these ratios are well above the minimum level of 8.0% prescribed for bank holding companies of Premier's size. The leverage ratio is a measure of total tangible equity to total tangible assets. Premier's leverage ratio at December 31, 2006 was 8.9% compared to 10.6% at December 31, 2005. Both of these ratios are above the recommended 4.0% to 5.0% recommended by the Federal Reserve. The decrease in the 2006 ratios was primarily the result of redeeming the remainder of Premier’s Trust Preferred Securities which was includable as capital in Premier’s 2005 capital ratios (see Selected Capital Information table below.) Premier's capital ratios are the direct result of management's desire to maintain a strong capital position. Additional information on Premier's capital ratios and the capital ratios of its banks may be found in Note 21 to the consolidated financial statements.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2006

The primary source of funds for dividends paid by Premier is the dividends received from its subsidiary banks. Banking regulations limit the amount of dividends that may be paid without prior approval of the regulatory agencies. Under these regulations, the amount of dividends that may be paid without prior approval in any calendar year is limited to the current year's net profits, as defined, combined with the retained net profits of the preceding two years, subject to regulatory capital requirements and additional restrictions more fully described in Note 21 to the consolidated financial statements. During 2007, Premier's banks could, without prior approval, declare and pay to Premier dividends of approximately $3.2 million plus any 2007 net profits retained through the date of declaration by Ohio River Bank, Boone County Bank, First Central Bank and Farmers Deposit Bank. In 2005, Citizens Deposit Bank requested and received approval from the Federal Reserve to pay a $3.0 million dividend in March 2005. This amount was substantially higher than the bank’s prior two years of reported net income. As such, Citizens Deposit Bank must continue to request approval for up to two years beyond the December 31, 2005 to pay any future dividends to the parent company out of its current earnings.

Additional information on the capital position of Premier is included in the following table.

SELECTED CAPITAL INFORMATION
(Dollars in thousands)
	As of December 31
	2006	2005	Change

Stockholders’ Equity	$61,002	$54,287	$6,715
Qualifying capital securities of subsidiary trust	0	15,250	(15,250)
Disallowed amounts of goodwill and other intangibles	(15,816)	(15,816)	0
Disallowed deferred tax assets	0	(628)	628
Unrealized loss on securities available for sale	1,150	1,718	(568)
Tier I capital	$46,336	$54,811	$(8,475)

Tier II capital adjustments
Qualifying capital securities of subsidiary trust	0	0
Allowable amount of the allowance for loan losses	3,977	3,899
Total capital	$50,313	$58,710

Total risk-weighted assets	$315,485	$307,951

Ratios
Tier I capital to risk-weighted assets	14.69%	17.80%
Total capital to risk-weighted assets	15.95%	19.06%
Leverage at year-end	8.89%	10.61%

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2006

INCOME STATEMENT ANALYSIS
Net Interest Income

    Net interest income, the amount by which interest generated from earning assets exceeds the expense associated with funding those assets, is Premier's most significant component of earnings. Net interest income on a fully tax-equivalent basis was $21.5 million in 2006, up 7.8% from the 20.0 million earned in 2005 which follows a 9.6% increase in 2005 from 2004. When net interest income is presented on a fully tax-equivalent basis, interest income from tax-exempt earning assets is increased by the amount equivalent to the federal income taxes which would have been paid if this income were taxable at the statutory federal tax rate of 34% for companies of Premier's size. The increase in net interest income in 2006 is largely due to an increase in interest income from loans and federal funds sold due to higher overall yields and a greater volume of loans outstanding. This increase in interest income more than offset the increase in interest expense in 2006 resulting from higher rates paid on deposits and a higher volume of certificates of deposit. As shown in the Rate Volume Analysis table below, increases in the yields on loans, investments and other earning assets increased Premier’s interest income by $2.4 million. This increase was complemented by an $867,000 increase in interest income due to an increase in loans outstanding which was partially offset by a $324,000 reduction in interest income due to a lower total of investment securities outstanding. Also shown in the table below, interest expense on deposits increased by $2.3 million, $2.0 million due to higher rates paid, primarily certificates of deposit, and $0.3 million due to a shifting of deposits from savings and transaction based accounts to certificates of deposit. This overall increase in interest expense was partially offset by net interest expense savings of $855,000 due to the refinancing and early redemption of outstanding debt and the reduction in FHLB borrowings. Some of this interest expense savings was offset by higher interest paid on other short-term borrowings. The combined effect was to increase net interest income by $1,564,000 for the year.

The increase in net interest income in 2005 is largely due to an increase in interest income from loans and investments due to higher yields and a decrease in interest expense due to a reduction in outstanding debt. As shown in the Rate Volume Analysis table below, increases in the yields on loans, investments and other earning assets increased Premier’s interest income by $1.2 million. This increase was complemented by interest expense savings of over $1.0 million due to the reduction of outstanding debt, FHLB borrowings and other borrowings. Some of this interest expense savings was offset by higher interest paid on deposits and other short-term borrowings due to overall higher rates paid on deposits and an increase in average certificates of deposit outstanding. The combined effect was to increase net interest income in 2005 by $1,752,000.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2006

RATE VOLUME ANALYSIS OF CHANGES IN NET INTEREST INCOME
(Dollars in thousands on a tax equivalent basis)
	2006 vs 2005			2005 vs 2004
	Increase (decrease) due to change in			Increase (decrease) due to change in
	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest income*:
Loans	$867	$1,552	$2,419	$72	$414	$486
Investment securities	(324)	444	120	(8)	394	386
Federal funds sold	43	427	470	(61)	426	365
Deposits with banks	2	10	12	5	0	5
Total interest income	$588	$2,433	$3,021	$8	$1,234	$1,242

Interest expense:
Deposits
NOW and money market	$(116)	$473	$357	$(104)	$223	$119
Savings	(46)	(45)	(91)	(25)	(84)	(109)
Certificates of deposit	419	1,573	1,992	252	197	449
Short-term borrowings	27	27	54	38	24	62
Other borrowings	194	366	560	(108)	(126)	(234)
FHLB borrowings	(56)	10	(46)	(67)	10	(57)
Debt	(1,224)	(145)	(1,369)	(524)	(216)	(740)
Total interest expense	$(802)	$2,259	$1,457	$(538)	$28	$(510)
Net interest income*	$1,390	$174	$1,564	$546	$1,206	$1,752

(*) Fully taxable equivalent using the rate of 34% Note - Changes to rate/volume are allocated to both rate and volume on a proportional dollar basis

    As net interest income dollars increased in 2006, Premier’s net interest margin also increased. In 2006, the yield earned on investment securities increased 47 basis points to 3.91% while the average yield on the loan portfolio increased 46 basis points to 7.69%. The yield on federal funds sold increased 176 basis points to 4.99%. The net result on all earning assets was to increase the yield 63 basis points to 6.53% in 2006, up from the 5.90% earned in 2005 and the 5.60% earned in 2004. Similarly, in 2006 Premier increased the average rate paid on its deposits by 64 basis points to keep competitive with local and national markets. The average rate paid on certificates of deposit increased the most at 85 basis points, while interest bearing transaction accounts increased on average by only 38 basis points in 2006. Premier also increased the rates paid on its short-term borrowings by 30 basis points. Rates also increased on other borrowings as Premier refinanced its subordinated debt with floating prime rate and sub prime rate loans. This refinancing resulted in a corresponding decrease in the overall rate paid on debt outstanding. The overall result of increasing rates paid on deposits and rate decreases resulting from debt refinancing was to increase the overall cost of funds by 43 basis points to 2.73%, up from the 2.30% in 2005 and 2.32% in 2004. As a result Premier's net interest spread increased by 20 basis points and its net interest margin increased by 32 basis points to 4.32% in 2006, up from 4.00% in 2005 and 3.61% in 2004.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2006

In 2005, the yield earned on investment securities increased 26 basis points to 3.44% while the average yield on the loan portfolio increased 13 basis points to 7.23%. The yield on federal funds sold increased 194 basis points to 3.23%. The net result on all earning assets was to increase the yield 30 basis points to 5.90% in 2005, up from the 5.60% earned in 2004. Similarly, in 2005 Premier increased the average rate paid on its deposits by 17 basis points to keep competitive with national and local market rates. Premier also increased the rates paid on its short-term borrowings by 34 basis points. However, these rate increases were offset by reductions in other borrowings, FHLB advances and Premier’s subordinated debentures. Furthermore, due to the payment of the cumulative deferred Trust Preferred distributions in March, the effective rate on the outstanding principal balance of the debt decreased by 90 basis points to 10.40%. The overall effect on all interest bearing liabilities was to actually reduce the cost of funds 2 basis points to 2.30% in 2005, down from 2.32% in 2004. As a result Premier's net interest spread increased by 33 basis points and its net interest margin increased by 39 basis points to 4.00% in 2005, up from 3.61% in 2004. Further discussion of interest income is included in the section of this report entitled "Balance Sheet Analysis."

Non-interest Income and Expense

    Non-interest income has been and will continue to be an important factor for improving profitability. Recognizing this importance, management continues to evaluate areas where non-interest income can be enhanced. As shown in the table of Non-interest Income and Expense below, total fees and other income increased by $245,000 or 6.3% in 2006. The increase in 2006 was fairly evenly distributed between increases in the volume of service charges on deposit accounts, electronic banking income, and secondary market mortgage income. In 2006, service charges on deposit accounts increased $72,000 or 2.6% to $2,804,000, primarily due to increases in Premier’s non-interest bearing deposit customer base. Electronic banking income, which consists of debit and credit card transaction fees, ATM fees and internet banking fees, increased $95,000 or 23.6% to $498,000 in 2006. Premier’s data processing conversion in 2005 modernized and increased the number of methods by which customers could electronically access their accounts and deposited funds. The increase in electronic banking income reflects the increased number of customers utilizing these methods. Secondary market mortgage income, which are commissions and fees earned for originating and selling mortgage loans to third parties in the secondary market, increased $86,000 or 39.6% to $303,000 in 2006. In 2005, Premier changed its approach to secondary market mortgage originations in an effort to expedite the loan approval process. The increased income in 2006 reflects a greater number customers taking advantage of this process. Other non-interest income was relatively unchanged totaling $560,000 in 2006 compared to $568,000 in 2005 as the elimination of data processing fees earned in 2005 was offset by increases in the collection of loan extension and late payment fees in 2006.

In 2005, total fees and other income increased 11.8% or $414,000 from the amount earned in 2004. The increase in 2005 is again largely due to an increase in service charges of deposit accounts, electronic banking income and secondary market mortgage. Service charges on

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2006

deposit accounts increased to $2,732,000 in 2005, an increase of 8.7% or $219,000. The increase was the result of changes in the way Premier charges customers for overdrawing their checking accounts and a general increase in customers and activity. Electronic banking income increased $153,000 or 61.2% in 2005, largely due to the modernization of the ways Premier’s customers can access their deposit accounts. Secondary market mortgage income increased $146,000 or over 200% as Premier changed its approach to secondary market mortgage originations and increased its volume of transactions. Other income decreased 15.5% or $104,000 in 2005 largely due to lower data processing revenue from non-affiliate banks as Premier’s data processing subsidiary ceased providing these services in late 2004 and early 2005.

    The following table is a summary of non-interest income and expense for each of the years in the three-year period ending December 31, 2006.

NON-INTEREST INCOME AND EXPENSE
(Dollars in thousands)
				Increase (Decrease) Over Prior Year
				2006		2005
	2006	2005	2004	Amount	Percent	Amount	Percent
Non-interest income:
Service charges on deposit accounts	$2,804	$2,732	$2,513	$72	2.64	$219	8.71
Electronic banking income	498	403	250	95	23.57	153	61.20
Secondary market mortgage income	303	217	71	86	39.63	146	205.63
Other	560	568	672	(8)	(1.41)	(104)	(15.48)
Total fees and other income	$4,165	$3,920	$3,506	245	6.25	414	11.81
Investment securities gains	0	0	100	0		(100)
Total non-interest income	$4,165	$3,920	$3,606	$245	6.25	$314	8.71

Non-interest expense:
Salaries and wages	$7,540	$7,443	$7,103	$97	1.30	$340	4.79
Employee benefits	1,590	1,642	1,633	(52)	(3.17)	9	0.55
Total staff costs	9,130	9,085	8,736	45	0.50	349	3.99
Occupancy and equipment	1,907	2,262	2,141	(355)	(15.69)	121	5.65
Outside data processing	2,036	1,505	1,023	531	35.28	482	47.12
Professional fees	496	554	2,271	(58)	(10.47)	(1,717)	(75.61)
Taxes, other than payroll, property and income	598	423	589	175	41.37	(166)	(28.18)
OREO (gains) losses and expenses, net	(91)	52	(45)	(143)	(275.00)	97	215.56
Bad check losses (recoveries)	(79)	36	94	(115)	(319.44)	(58)	(61.70)
Supplies	333	362	365	(29)	(8.01)	(3)	(0.82)
Accelerated amortization of subordinated debt issuance costs	548	184	214	364	197.83	(30)	(14.02)
Other expenses	2,059	2,842	2,394	(783)	(27.55)	448	18.71
Total non-interest expenses	$16,937	$17,305	$17,782	$(368)	(2.13)	$(477)	(2.68)

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2006

In 2006 and 2005, Premier did not execute any sales of investment securities. In 2004, Premier realized $100,000 in net gains on securities sales. These securities were sold as part of Premier's management of its asset/liability position and to liquidate certain tax exempt investments in order to generate future taxable income.

    Just as management continues to evaluate areas where non-interest income can be enhanced, it strives to find ways to improve the efficiency of its operations and utilize the economies of scale of the consolidated entity to reduce its operating costs. Premier’s 2006 net overhead ratio, or non-interest expense less non-interest income excluding securities transactions and other similar non-operating transactions to average earning assets was 2.56%, a decrease from the 2.68% realized in 2005 and the 2.82% ratio realized in 2004. The actual dollars of net overhead declined by 4.6% or $613,000 in 2006 which reduced the ratio by 12 basis points. In 2005, the ratio decreased by 15 basis points, as the actual dollars of net overhead expense decreased by 6.2% or $891,000. For the year 2006, net overhead was $12.8 million, down from the $13.4 million of 2005 net overhead. The current year decrease follows a $891,000 decrease in 2005 from the $14.3 million of net overhead in 2004.

    Total non-interest expense in 2006 decreased by $368,000, or 2.1% from 2005 as decreases in occupancy and equipment costs, professional fees, OREO losses, bad check losses and other expenses were only partially offset by higher data processing fees, accelerated trust preferred issuance cost amortization, and taxes not on income. Total non-interest expense in 2005 decreased by $477,000, or 2.7% from 2004 as decreases in professional fees, taxes not on income, and bad check losses were only partially offset by higher data processing fees, staff costs, OREO expenses, occupancy and equipment expenses and other operating expenses.

Staff costs increased by $45,000 or 0.5% in 2006 versus 2005. Normal salary and wage increases and $142,000 of stock compensation expense resulting from the adoption of FAS 123R in 2006 were substantially offset by reductions in staff count and correspondent benefit cost reductions resulting from the data processing conversion in 2005. Staff costs increased by $349,000 or 4.0% in 2005 versus 2004. Normal salary and wage increases in 2005 were increased by the addition of full time internal audit staff at the parent company. The use of employees to perform the internal audits of the company helped to reduce professional fees paid to outside professionals which performed the function in 2004 and earlier.

Occupancy and equipment expenses decreased by $355,000 or 15.7% in 2006 due to savings from the disposal of equipment and facilities related to Premier’s data processing subsidiary in 2005, lower property and casualty insurance costs, and the expensing of obsolete equipment as part of the data processing conversion in 2005. Occupancy and equipment expenses increased by $121,000 or 5.7% in 2005 due to the costs of operating an additional branch location opened in January 2005 plus an increase in equipment costs related to the write-off of old equipment and the purchase of new technology related to Premier’s conversion to an outside data processor in 2005.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2006

Outside data processing expense increased by $531,000 or 35.3% in 2006 as 2006 represents the first full year of expense since Premier converted to an outsourced provider in early-to-mid 2005. Outside data processing expense increased by $482,000 or 47.1% in 2005 as Premier transitioned its internal data and item processing functions to an outsourced provider. Savings in other expense areas such as staff costs, occupancy and equipment expense and other operating expenses have been realized as a result of the conversion.

Professional fees decreased by $58,000 or 10.5% in 2006 largely due to lower internal audit costs, tax preparation fees and consulting expenses. In 2005, Premier used an outside firm to continue to provide internal audits of Farmers Deposit Bank. For 2006, these audits were performed by internal staff at the parent company. Professional fees decreased by $1,717,000 or 75.6% in 2005 versus 2004 largely due to the increased audit costs as well as legal fees and other professional fees associated with Premier's investigation of Farmers Deposit Bank and the related SEC investigation in 2004 as disclosed in previous filings. Professional fees also declined in 2005 as a result of bringing the internal audit function in-house for all banks except Farmers Deposit.

Taxes not on income increased by $175,000 or 41.4% in 2006 versus 2005. The increase in 2006 is largely due to an increase in taxable equity for equity based franchise taxes and an increase in local municipal taxes. Taxes not on income decreased by $166,000 or 28.1% in 2005 versus 2004. The decrease in 2005 is largely due to a decrease in the taxable equity of the two Kentucky banks subject to the Kentucky Bank Franchise Tax.

OREO gains, losses and expenses resulted in net gains of $91,000 in 2006 versus $52,000 of net expenses in 2005, a $143,000 reduction of non-interest expense. OREO expense represents the costs to operate, maintain and liquidate Other Real Estate acquired through foreclosure in satisfaction of unpaid loans. In 2006 as Premier sold most its inventory of OREO properties, it realized $105,000 of net gains on their disposition as well as a reduction in the expenses needed to maintain the properties. A majority of the gains on the disposition of OREO were on properties from which no previous writedowns had occurred. OREO writedowns and expenses totaled $52,000 in 2005, a $97,000 increase over the net $45,000 benefit realized in 2004. The 2005 expense represents the costs to operate, maintain and liquidate Other Real Estate. In 2004, Premier realized $123,000 of net profit from the disposition of OREO properties. This profit more than offset the costs of maintaining the remaining OREO property held in 2004.

Net recoveries on bad checks totaled $79,000 in 2006 compared to $36,000 of net losses on bad checks in 2005. The $115,000 decrease was a largely the result of a $101,000 partial settlement on the recovery of bad check losses related to dishonored checks in 2003. In 2005 bad check losses declined for the second year in a row to $36,000 down from $94,000 in 2004.

Accelerated Trust Preferred issuance costs were recognized in 2004, 2005 and 2006. At the time of issuance, the costs to originate the Trust Preferred Securities were capitalized. The costs were being amortized over the 30 year life of the securities which were scheduled to

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2006

mature in 2027 and were recorded as an adjustment to interest expense. In March 2003, Premier began redeeming its Trust Preferred Securities in accordance with the terms of the instrument. At time of redemption an amount of the remaining unamortized issuance costs proportional to the size of the redemption is expensed to non-interest expense. As a result of the $4.5 million early redemption on October 15, 2004 and the additional $1.0 million redeemed on December 31, 2004, Premier expensed $214,000 of the issuance costs. In 2005, as a result of the $5.0 million early redemption on December 31, 2005, Premier expensed $184,000 of the issuance costs. In 2006, as a result of the $7.0 million early redemption on January 31, 2006 and the final $8.25 million redeemed on November 10, 2006, Premier expensed the final $548,000 of the issuance costs. Additional information on the Trust Preferred Securities is contained in Note 12 to the consolidated financial statements.

Other expenses totaled $2.1 million in 2006, a $783,000 or $27.6% decrease from the $2.8 million recorded in 2005. The decrease in 2006 is largely due to costs and fees incurred in 2005 related to Premier’s conversion to an outsource data and item processing provider. These costs included the travel and training of employees, fees and travel expense reimbursements paid to Fiserv to convert Premier’s data and costs associated with upgrading Premier’s computer networks. Other reductions in 2006 expense include lower FDIC insurance costs; recoveries of previously expensed loan collection costs as well as lower costs incurred in 2006; lower insurance costs and costs incurred in 2005 related the termination of trust services. Other expenses that increased in 2006 include advertising, employee training and development, and travel costs associated with the internal audit function. Other expenses totaled $2.8 million in 2005, an 18.7% or $448,000 increase from the $2.4 million recorded in 2004. Again, the increase in 2005 is largely due to costs and fees related to Premier’s conversion to an outsource data and item processing provider. These costs included the travel and training of employees, fees and travel expense reimbursements paid to Fiserv to convert Premier’s data and costs associated with upgrading Premier’s computer networks.

An analysis of the allowance for loan losses and related provision for loan losses is included in the Loan Portfolio section of the Balance Sheet Analysis of this report.

Applicable Income Taxes

    Premier recognized $3.3 million of income tax expense related to continuing operations in 2006. This amount compares to $2.0 million of income tax expense recorded in 2005 and $899,000 of income tax expense recorded in 2004. Premier's effective tax rate was 33.6% in 2006, up slightly from the 31.4% in 2005 and 2004. Premier's effective tax rate in 2006 was increased primarily due to stock compensation expense required by FAS 123R, most of which is a non-deductible expense for income tax purposes since it relates primarily to qualified incentive stock options. In addition, the tax saving benefits of holding tax-exempt investments and other tax saving instruments helped to reduce Premier's tax rate in 2005 and 2004 to 31.4% from the 34.0% statutory rate. Additional information regarding income taxes is contained in Note 13 to the consolidated financial statements.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2006

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

SUMMARY RESULTS OF OPERATIONS
FOURTH QUARTER 2006

Income from continuing operations for the three months ended December 31, 2006 totaled $1,659,000, a $122,000 or 7.9% increase from the $1,537,000 of income from continuing operations reported for the fourth quarter of 2005. On a per share basis, Premier's income from continuing operations for the fourth quarter of 2006 was 32 cents per share, compared to 29 cents per share for the same quarter last year.

Net interest income totaled $5,454,000 for the fourth quarter of 2006, an increase of $277,000 or 5.4% from the net interest income earned in the same quarter of 2005. The increase is the result of higher interest income on loans and investments due to higher yields and an increase in interest income on loans and federal funds sold due to an increase in their average balance. This increase in interest income was partially offset by an increase in interest expense. An increase in interest expense on deposits as a result of higher rates paid was partially reduced by a decrease in interest expense on borrowings due to lower outstanding balances and lower borrowing rates due the refinancing of the subordinated debt. During the fourth quarter of 2006, Premier reversed $110,000 of previously recorded provisions for loan losses (negative provisions). This compares to $290,000 of negative provisions in the fourth quarter of 2005. The negative provisions were the result of continued improvement in the estimated credit risk at banks formerly subject to regulatory agreements and payments on loans previously identified as having significant credit risk at Farmers Deposit Bank. Future provisions to the allowance for loan losses, positive or negative, will depend on future improvement or deterioration in estimated credit risk in the loan portfolio as well as whether additional payments are received

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2006

on loans having significant credit risk.  Non-interest income excluding securities transactions totaled $1,134,000 in the fourth quarter of 2006, an increase of $98,000 or 9.5% from the $1,036,000 in the fourth quarter of 2005. The increase was largely due to increases in secondary market mortgage income and electronic banking income. Non-interest expense totaled $4,201,000 in the fourth quarter of 2006, a $44,000 or 1.0% decrease from the $4,245,000 reported for the fourth quarter of 2005. A decrease in occupancy and equipment expense, data processing conversion expenses and loan collection costs as well as gains on the disposition of OREO were nearly offset by increases in staff costs, advertising and accelerated amortization of trust preferred issuance costs. Additional quarterly financial data is provided in Note 22 to the consolidated financial statements.

ADOPTION OF NEW ACCOUNTING STANDARDS

Recently Issued Accounting Standards Not Yet Adopted

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. The Company has not completed its evaluation of the impact of the adoption of this standard.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (FIN 48), which prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has determined that the adoption of FIN 48 will not have a material effect on the financial statements.

New accounting standards have also been issued that the Company does not expect will have a material effect on the financial statements when adopted in future years or for which the Company has not yet completed its evaluation of the potential effect upon adoption. In general, these standards revise the accounting for derivatives embedded in other financial instruments for 2007, revise the recognition and accounting for servicing of financial assets for 2007, revise the accrual of post-retirement benefits associated with providing life insurance for 2008, and revise the accounting for cash surrender value for 2007.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2006

Item 8. Financial Statements and Supplementary Data

The Company's Financial Statements and related Independent Auditors' Report are presented in the following pages. The financial statements filed in this Item 8 are as follows:

Report of Independent Registered Public Accounting Firm

Financial Statements:
Consolidated Balance Sheets - December 31, 2006 and 2005
Consolidated Statements of Income - Years Ended December 31, 2006, 2005, and 2004
Consolidated Statements of Comprehensive Income - Years Ended December 31, 2006, 2005, and 2004
Consolidated Statements of Changes in Stockholders' Equity - Years ended
December 31, 2006, 2005, and 2004
Consolidated Statements of Cash Flows - Years ended December 31, 2006, 2005, and 2004
Notes to Consolidated Financial Statements

PREMIER FINANCIAL BANCORP, INC.

CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Premier Financial Bancorp, Inc.
Huntington, West Virginia

We have audited the accompanying consolidated balance sheets of Premier Financial Bancorp, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Premier Financial Bancorp, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

Crowe Chizek and Company LLC

Columbus, Ohio
March 30, 2007

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2006 and 2005
(Dollars in Thousands, Except Per Share Data)

	2006	2005
ASSETS
Cash and due from banks	$16,974	$16,080
Federal funds sold	27,583	18,812
Securities available for sale	121,367	137,419
Loans held for sale	1,978	868
Loans	343,797	328,717
Allowance for loan losses	(6,661)	(7,892)
Net loans	337,136	320,825
Federal Home Loan Bank and Federal Reserve Bank stock	3,265	3,060
Premises and equipment, net	6,533	7,126
Real estate and other property acquired through foreclosure	495	2,049
Interest receivable	2,821	2,661
Goodwill	15,816	15,816
Other assets	1,484	3,608
Total assets	$535,452	$528,324

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Non-interest bearing	$72,784	$69,856
Time deposits, $100,000 and over	53,477	42,169
Other interest bearing	312,689	323,818
Total deposits	438,950	435,843
Federal funds purchased	976	-
Securities sold under agreements to repurchase	12,555	9,317
Federal Home Loan Bank advances	7,285	8,334
Other borrowed funds	12,275	-
Notes payable	-	1,402
Guaranteed junior subordinated interest debentures	-	15,722
Interest payable	1,061	724
Other liabilities	1,348	2,695
Total liabilities	474,450	474,037
Commitments and contingent liabilities	-	-

Stockholders' equity
Preferred stock, no par value; 1,000,000 shares authorized;
none issued or outstanding	-	-
Common stock, no par value; 10,000,000 shares authorized;
5,236,899 in 2006 and 5,233,897 in 2005 shares issued and outstanding	1,108	1,105
Additional paid-in capital	43,624	43,458
Retained earnings	17,420	11,442
Accumulated other comprehensive income (loss)	(1,150)	(1,718)
Total stockholders' equity	61,002	54,287
Total liabilities and stockholders' equity	$535,452	$528,324

See accompanying notes

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31
(In Thousands, Except Per Share Data)

	2006	2005	2004
Interest income
Loans, including fees	$25,926	$23,532	$23,073
Investment securities
Taxable	5,148	5,014	4,444
Tax-exempt	88	96	217
Federal funds sold	1,215	745	380
Other interest income	23	12	7
Total interest income	32,400	29,399	28,121

Interest expense
Deposits	8,984	6,725	6,267
Repurchase agreements and other	234	180	115
FHLB advances and other borrowings	1,027	513	807
Debentures	760	2,129	2,868
Total interest expense	11,005	9,547	10,057

Net interest income	21,395	19,852	18,064
Provision for loan losses	(1,161)	4	1,026
Net interest income after provision for loan losses	22,556	19,848	17,038

Non-interest income
Service charges	2,804	2,732	2,513
Electronic banking income	498	403	250
Secondary market mortgage income	303	217	71
Securities gains	-	-	100
Other	560	568	672
	4,165	3,920	3,606
Non-interest expenses
Salaries and employee benefits	9,130	9,085	8,736
Occupancy and equipment expenses	1,907	2,262	2,141
Outside data processing	2,036	1,505	1,023
Professional fees	496	554	2,271
Taxes, other than payroll, property and income	598	423	589
Write-downs, expenses, sales of other real estate owned, net of gains	(91)	52	(45)
Supplies	333	362	365
Other expenses	2,528	3,062	2,702
	16,937	17,305	17,782
Income from continuing operations before income taxes	9,784	6,463	2,862
Provision for income taxes	3,283	2,029	899

Income from continuing operations	6,501	4,434	1,963

Discontinued operation
Income from operations of discontinued component	-	-	4
Gain on sale of discontinued component	-	-	6,664
Provision for income taxes	-	-	1,934
Income from discontinued operation	-	-	4,734

Net income	$6,501	$4,434	$6,697

(continued)

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME (Continued)
Years Ended December 31
(In Thousands, Except Per Share Data)

	2006	2005	2004
Weighted average shares outstanding:
Basic	5,236	5,233	5,232
Diluted	5,264	5,248	5,237

Earnings per share from continuing operations:
Basic	$1.24	$0.85	$0.37
Diluted	1.24	0.84	0.37

Earnings per share from discontinued operation:
Basic	$-	$-	$0.90
Diluted	-	-	0.90

Net earnings per share:
Basic	$1.24	$0.85	$1.28
Diluted	1.24	0.84	1.28

See accompanying notes

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31
(In Thousands, Except Per Share Data)

	2006	2005	2004

Net income	$6,501	$4,434	$6,697

Other comprehensive income (loss):
Unrealized gains and (losses) arising during the period	861	(1,805)	(1,730)
Reclassification of realized amount	-	-	(100)
Net change in unrealized gain (loss) on securities	861	(1,805)	(1,830)
Less tax impact	293	(614)	(622)
Other comprehensive income (loss):	568	(1,191)	(1,208)

Comprehensive income	$7,069	$3,243	$5,489

See accompanying notes

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2006, 2005 and 2004
(In Thousands, Except Per Share Data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, January 1, 2004	$1,103	$43,445	$311	$681	$45,540
Net change in unrealized gains (losses) on securities available for sale	-	-	-	(1,208)	(1,208)
Net income	-	-	6,697	-	6,697
Balances, December 31, 2004	1,103	43,445	7,008	(527)	51,029
Net change in unrealized gains (losses) on securities available for sale	-	-	-	(1,191)	(1,191)
Stock options exercised, 1,667 shares	2	13	-	-	15
Net income	-	-	4,434	-	4,434
Balances, December 31, 2005	1,105	43,458	11,442	(1,718)	54,287
Net change in unrealized gains (losses) on securities available for sale	-	-	-	568	568
Cash dividends paid ($0.10 per share)	-	-	(523)	-	(523)
Stock options exercised, 3,002 shares	3	24	-	-	27
Stock based compensation expense	-	142	-	-	142
Net income	-	-	6,501	-	6,501
Balances, December 31, 2006	$1,108	$43,624	$17,420	$(1,150)	$61,002

See accompanying notes

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31
(In Thousands, Except Per Share Data)

	2006	2005	2004
Cash flows from continuing operating activities
Net income	$6,501	$4,434	$6,697
Adjustments to reconcile income to net cash from continuing operating activities
Income from discontinued operation	-	-	(4,734)
Depreciation and impairment of real estate	868	976	904
Provision for loan losses	(1,161)	4	1,026
Amortization, net	187	236	496
FHLB stock dividends	(145)	(113)	(90)
Gains on other real estate owned, net	(105)	(17)	(123)
Stock compensation expense	142	-	-
Securities gains	-	-	(100)
Changes in :
Interest receivable	(160)	79	708
Deferred income taxes	1,071	1,119	3,334
Loans held for sale	(1,110)	(868)	-
Other assets	288	1,069	1,774
Interest payable	337	(4,808)	1,630
Other liabilities	(1,347)	(18)	(20)
Net cash from continuing operating activities	5,366	2,093	11,502

Cash flows from continuing investing activities
Purchases of securities available for sale	(23,248)	(18,486)	(76,861)
Proceeds from sales of securities available for sale	-	-	1,911
Proceeds from maturities and calls of securities available for sale	39,974	34,143	66,675
Purchase of FHLB stock, net of redemptions	(60)	(336)	(31)
Proceeds from sale of subsidiary	-	-	14,311
Net change in federal funds sold	(8,771)	(1,470)	(291)
Net change in loans	(20,284)	(6,120)	311
Purchases of loan participations from other banks	(1,605)	(1,197)	(2,943)
Payments on loan participations with other banks	6,067	589	10
Purchases of premises and equipment, net	(361)	(845)	(205)
Proceeds from sale of other real estate acquired through foreclosure	2,417	1,658	4,610
Net cash from continuing investing activities	(5,871)	7,936	7,497

(continued)

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years Ended December 31
(In Thousands, Except Per Share Data)

	2006	2005	2004
Cash flows from continuing financing activities
Net change in deposits	3,107	(1,955)	(17,676)
Cash dividends paid	(523)	-	-
Repayment of Federal Home Loan Bank advances	(1,049)	(954)	(1,417)
Early redemption of debentures, net	(15,250)	(5,000)	(5,500)
Repayment of other borrowed funds	(2,627)	(800)	(5,400)
Proceeds from other borrowings	13,500	-	-
Proceeds from stock option exercises	27	15	-
Net change in federal funds purchased	976	(1,838)	1,838
Net change in agreements to repurchase securities	3,238	2,109	7,208
Net cash from continuing financing activities	1,399	(8,423)	(20,947)

Net change in cash and cash equivalents from continuing activities	894	1,606	(1,948)

Cash and cash equivalents of discontinued operations
Net cash from operating activities	-	-	432
Net cash from investing activities	-	-	(2,636)
Net cash from financing activities	-	-	(3,102)

Cash and cash equivalents at beginning of year
Continuing operations	16,080	14,474	16,422
Discontinued operations	-	-	5,306

Cash and cash equivalents at end of year	$16,974	$16,080	$14,474

Supplemental disclosures of cash flow information:
Cash paid during year for -
Interest	$10,667	$14,354	$8,428
Income taxes paid (refunded)	2,285	191	(3,946)

Loans transferred to real estate acquired through foreclosure	$672	$1,443	$3,547
Fixed assets transferred to other real estate owned	141	-	-

See accompanying notes

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005, and 2004
(Dollars in Thousands, Except Per Share Data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of Premier Financial Bancorp, Inc. (the Company) and its wholly-owned subsidiaries:

			Unaudited
			December 31, 2006
Subsidiary	Location	Year Acquired	Total Assets	Net Income
Citizens Deposit Bank & Trust	Vanceburg, Kentucky	1991	$121,176	$1,988
Farmers Deposit Bank	Eminence, Kentucky	1996	77,073	1,320
Ohio River Bank	Ironton, Ohio	1998	80,121	933
First Central Bank, Inc.	Philippi, West Virginia	1998	105,446	1,855
Boone County Bank, Inc.	Madison, West Virginia	1998	151,260	2,218
Mt. Vernon Financial Holdings, Inc.	Huntington, West Virginia	1999	1,537	32

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
December 31, 2006, 2005, and 2004
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

Loans Held for Sale: Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings.

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

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005, and 2004
(Dollars in Thousands, Except Per Share Data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The allowance for loan losses is a valuation allowance for probable incurred credit losses increased by a provision for loan losses charged to expense. The allowance is an amount that management believes will be adequate to absorb probable incurred losses on existing loans based on evaluations of the collectibility of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrowers’ ability to pay. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off. Loans are charged against the allowance for loan losses when management believes that the collection of principal is unlikely. Subsequent recoveries, if any, are credited to the allowance.

A loan is impaired when full payment under the loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage, consumer, and credit card loans, and accordingly, they are not separately identified for impairment disclosures. All other loans are evaluated for impairment on an individual basis. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.

Premises and Equipment: Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Depreciation is recorded principally by the straight-line method with useful lives ranging from 7 to 40 years for premises and from 3 to 15 years for equipment.

Real Estate Acquired Through Foreclosure: Real estate acquired through foreclosure is carried at the lower of the recorded investment in the property or its fair value. Upon repossession, the value of the underlying loan is written down to the fair value of the real estate to be acquired by a charge to the allowance for loan losses, if necessary. Any subsequent write-downs are charged to operating expenses. Certain parcels of real estate are being leased to third parties to offset holding period costs. Operating expenses of such properties, net of related income, and gains and losses on their disposition are included in other expenses.

Federal Home Loan Bank (FHLB) stock: The Banks are members of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005, and 2004
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

Goodwill: Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually for impairment and any such impairment will be recognized in the period identified. Impairment is evaluated using the aggregate of all banking operations. To evaluate impairment, management uses pricing valuation factors such as price-to-total assets and price-to-total deposits from databases of actual peer group bank sales. These valuation factors are applied to the comparable factors of the Company’s aggregate banking operations to arrive at estimated fair value. The Company does not have any identifiable intangible assets such as core deposit intangibles.

Stock Based Compensation: Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-based Payment, using the modified prospective transition method. Accordingly, the Company has recorded stock-based employee compensation cost using the fair value method starting in 2006. For 2006, adopting this standard resulted in a reduction of income before income taxes of $142, a reduction in net income of $140, and a decrease in basic and diluted earnings per share of $0.03.

Prior to January 1, 2006, employee compensation expense under stock options was reported using the intrinsic value method; therefore, no stock-based compensation cost is reflected in net income for the years ending December 31, 2005 and 2004, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005, and 2004
(Dollars in Thousands, Except Per Share Data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, for the years ending December 31.

	2005	2004
Income from continuing operations	$4,434	$1,963
Deduct: Stock based compensation expense determined under fair value based method	(93)	(63)
Pro forma income	$4,341	$1,900

Basic earnings per share from continuing operations	$0.85	$0.37
Pro forma basic earnings per share	0.83	0.36

Diluted earnings per share from continuing operations	$0.84	$0.37
Pro forma basic earnings per share	0.82	0.36

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

Off Balance Sheet Financial Instruments: Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

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

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005, and 2004
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

Adoption of New Accounting Standards: Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-based Payment. See “Stock Compensation” above for further discussion of the effect of adopting this standard.

In September 2006, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108), which is effective for fiscal years ending on or after November 15, 2006. SAB 108 provides guidance on how the effects of prior-year uncorrected financial statement misstatements should be considered in quantifying a current year misstatement. SAB 108 requires public companies to quantify misstatements using both an income statement (rollover) and balance sheet (iron curtain) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. Adjustments considered immaterial in prior years under the method previously used, but now considered material under the dual approach required by SAB 108, are to be recorded upon initial adoption of SAB 108. The adoption of SAB 108 had no effect on the Company’s financial statements for the year ending December 31, 2006.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005, and 2004
(Dollars in Thousands, Except Per Share Data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Standards Not Yet Adopted: In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. The Company has not completed its evaluation of the impact of the adoption of this standard.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (FIN 48), which prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has determined that the adoption of FIN 48 will not have a material effect on the financial statements.

New accounting standards have also been issued that the Company does not expect will have a material effect on the financial statements when adopted in future years or for which the Company has not yet completed its evaluation of the potential effect upon adoption. In general, these standards revise the accounting for derivatives embedded in other financial instruments for 2007, revise the recognition and accounting for servicing of financial assets for 2007, revise the accrual of post-retirement benefits associated with providing life insurance for 2008, and revise the accounting for cash surrender value for 2007.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005, and 2004
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

A condensed statement of operations for Citizens Bank follows:

For the six months ended June 30, 2004

Interest income	$2,021
Interest expense	732
Net interest income	1,289
Provision for loan losses	-
Non-interest income	434
Non-interest expense	1,718
Income tax (benefit)	(1)
Net income	$4

Activity in the allowance for loan losses for Citizens Bank follows (in thousands):

2004
Balance, beginning of year	$2,164
Loans charged-off	(283)
Recoveries	124
Provision for loan losses	-
Sale of subsidiary	(2,005)
Balance, end of year	$-

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005, and 2004
(Dollars in Thousands, Except Per Share Data)

NOTE 3 - REGULATORY MATTERS

On January 29, 2003, the Company entered into a written agreement with the Federal Reserve Bank (FRB) which superseded and rescinded a previous agreement between the Company and the FRB. In 2006, the Federal Reserve Bank determined that Premier fully satisfied all of the provisions of the Written Agreement and, accordingly, the FRB terminated the agreement effective April 18, 2006. Among other provisions, the agreement required the Company to retain an independent consultant to review its management, directorate and organizational structure, adopt a management plan responsive to such consultant's report, update its management succession plan in accordance with any recommendations in such consultant's report, monitor its subsidiary banks' compliance with bank policies and loan review programs, conduct formal quarterly reviews of its subsidiary Banks' allowances for loan losses, maintain sufficient capital, submit a plan to the FRB for improving consolidated earnings over a three-year period, and submit to the FRB annual projections of planned sources and uses of the Company's cash, including a plan to service its outstanding debt and then outstanding trust preferred securities. The Company’s compliance with the written agreement was monitored by a committee consisting of three of its outside directors.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005, and 2004
(Dollars in Thousands, Except Per Share Data)

NOTE 4 - RESTRICTIONS ON CASH AND DUE FROM BANKS

Included in cash and due from banks are certain non-interest bearing deposits that are held at the Federal Reserve or maintained in vault cash in accordance with average balance requirements specified by the Federal Reserve Board of Governors. The balance requirement at December 31, 2006 and 2005 was approximately $3,300 and $3,100.

NOTE 5 -SECURITIES

Amortized cost and fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

2006	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
U. S. Treasury securities	$6,454	$-	$(53)	$6,401
U. S. agency securities	77,885	43	(1,017)	76,911
Obligations of states and political subdivisions	3,413	15	(15)	3,413
Mortgage-backed securities	35,332	40	(755)	34,617
Corporate securities	25	-	-	25
Total available for sale	$123,109	$98	$(1,840)	$121,367

2005	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
U. S. Treasury securities	$3,952	$3	$(14)	$3,941
U. S. agency securities	97,209	-	(1,909)	95,300
Obligations of states and political subdivisions	2,487	31	(4)	2,514
Mortgage-backed securities	36,349	2	(712)	35,639
Corporate securities	25	-	-	25
Total available for sale	$140,022	$36	$(2,639)	$137,419

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005, and 2004
(Dollars in Thousands, Except Per Share Data)

NOTE 5 -SECURITIES (Continued)

The amortized cost and fair value of securities at December 31, 2006 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available for sale
Due in one year or less	$28,491	$28,244
Due after one year through five years	57,154	56,382
Due after five years through ten years	539	544
Due after ten years	1,593	1,580
Mortgage-backed securities	35,332	34,617
Total available for sale	$123,109	$121,367

There were no sales of securities in 2006 or 2005. Proceeds from sales of securities during 2004 were $1,911. Gross gains of $101 and gross losses of $1 were realized on those sales.

Securities with an approximate carrying value of $76,845 and $75,396 at December 31, 2006 and 2005 were pledged to secure public deposits, trust funds, securities sold under agreements to repur-chase and for other purposes as required or permitted by law.

Securities with unrealized losses at year-end 2006 aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. treasury securities	$5,435	$(32)	$966	$(21)	$6,401	$(53)
U.S. agency securities	3,735	(12)	63,145	(1,005)	66,880	(1,017)
Obligations of states and political subdivisions	1,581	(12)	322	(3)	1,903	(15)
Gov’t guaranteed mortgage- backed securities	-	-	13,121	(381)	13,121	(381)
Mortgage-backed securities	943	(3)	14,720	(371)	15,663	(374)

Total temporarily impaired	$11,694	$(59)	$92,274	$(1,781)	$103,968	$(1,840)

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005, and 2004
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

The investment portfolio is predominately high quality interest-bearing bonds with defined maturity dates backed by the U.S. Government or Government sponsored entities. The unrealized losses at December 31, 2006 and December 31, 2005 are price changes resulting from changes in the interest rate environment and are considered to be temporary declines in the value of the securities. Their fair value is expected to recover as the bonds approach their maturity date and/or market conditions improve.

NOTE 6 - LOANS

Loans at year-end were as follows:

	2006	2005
Commercial, secured by real estate	$101,786	$85,989
Commercial, other	43,981	49,362
Real estate construction	11,303	11,070
Residential real estate	138,795	134,570
Agricultural	1,930	1,670
Consumer and home equity	42,188	42,092
Other	3,814	3,964
	$343,797	$328,717

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005, and 2004
(Dollars in Thousands, Except Per Share Data)

NOTE 6 - LOANS (Continued)

Certain directors and executive officers of the Banks and companies in which they have beneficial ownership, were loan customers of the Banks during 2006 and 2005. Such related party loans are governed by federal banking regulations which require such loans  to be made in the ordinary course of business at the Banks’ normal credit terms and interest rates.

An analysis of the 2006 activity with respect to all director and executive officer loans is as follows (in thousands):

Balance, December 31, 2005	$14,668
Additions, including loans now meeting disclosure requirements	8,198
Amounts collected and loans no longer meeting disclosure requirements	(8,535)
Balance, December 31, 2006	$14,331

Activity in the allowance for loan losses was as follows:

	2006	2005	2004
Balance, beginning of year	$7,892	$9,384	$14,300
Loans charged off	(1,410)	(2,215)	(6,992)
Recoveries	1,340	719	1,050
Provision for loan losses	(1,161)	4	1,026
Balance, end of year	$6,661	$7,892	$9,384

Impaired loans were as follows:
	2006	2005	2004
Impaired loans at year-end with an allowance	$7,766	$7,926	$12,918
Impaired loans at year-end with no allowance	0	291	263
Amount of the allowance for loan losses allocated	1,774	1,921	2,915
Average of impaired loans during the year	8,258	10,819	16,069
Interest income recognized during impairment	480	583	640
Cash-basis interest income recognized	480	499	620

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005, and 2004
(Dollars in Thousands, Except Per Share Data)

NOTE 6 - LOANS (Continued)

Nonperforming loans at year end were as follows:

	2006	2005	2004
Loans past due over 90 days still on accrual	$992	$853	$739
Non-accrual loans	4,698	3,751	6,847
Restructured loans	1,268	1,540	238

Nonperforming loans include some impaired loans and smaller balance homogeneous loans, such as residential mortgage and consumer loans, that are collectively evaluated for impairment. Loan impairment is reported when full payment under the loan terms is not anticipated, which can include loans that are current or less than 90 days past due.

NOTE 7 - PREMISES AND EQUIPMENT

Year-end premises and equipment were as follows:

	2006	2005
Land and improvements	$1,522	$1,618
Buildings and leasehold improvements	5,659	6,218
Furniture and equipment	7,431	7,039
	14,612	14,875
Less: accumulated depreciation	(8,079)	(7,749)
	$6,533	$7,126

Operating Leases: The Company leases certain branch and other properties as well as some equipment under operating leases. Rent expense, net of rental income, was $204, $188, and $234 for 2006, 2005, and 2004. Rent commitments, before considering renewal options that generally are present, were as follows:

2007	$138
2008	47
2009	15
2010	2
2011 and thereafter	4
$206

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005, and 2004
(Dollars in Thousands, Except Per Share Data)

NOTE 8 - DEPOSITS

At December 31, 2006  the scheduled maturities of time deposits are as follows:

2007	$154,155
2008	26,853
2009	7,739
2010	7,248
2011 and thereafter	3,037
$199,032

Certain directors and executive officers of the Banks and companies in which they have beneficial ownership were deposit customers of the Banks during 2006 and 2005. The balance of such deposits at December 31, 2006 and 2005 were approximately $11,295 and $8,090.

NOTE 9 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase generally mature within one to ninety days from the transaction date. Information concerning securities sold under agreements to repurchase is summarized as follows:

	2006	2005
Year-end balance	$12,555	$9,317
Average balance during the year	$9,542	$8,201
Average interest rate during the year	2.43%	2.10%
Maximum month-end balance during the year	$12,555	$9,378
Weighted average interest rate at year-end	2.34%	2.39%

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005, and 2004
(Dollars in Thousands, Except Per Share Data)

NOTE 10 - FEDERAL HOME LOAN BANK ADVANCES

The Banks own stock of the Federal Home Loan Bank (FHLB) of Cincinnati, Ohio. This stock allows the Banks to borrow advances from the FHLB.

All advances are paid either on a monthly basis or at maturity, over remaining terms of four to six years, with fixed interest rates ranging from 4.10% to 6.64%, averaging 5.82%. Advances are secured by the FHLB stock, certain pledged investment securities and substantially all single family first mortgage loans of the participating Banks. Scheduled principal payments due on advances during the five years subsequent to December 31, 2006 are as follows:

2007	$637
2008	670
2009	705
2010	4,742
2011	461
Thereafter	70
$7,285

NOTE 11 - NOTES PAYABLE AND OTHER BORROWED FUNDS

On January 31, 2006, the Company executed and delivered to First Guaranty Bank of Hammond, Louisiana a Promissory Note and Business Loan Agreement dated January 31, 2006 for the principal amount of $7,000,000, bearing interest floating daily at the “Wall Street Journal” prime rate (currently 8.25%) and requiring monthly principal payments of $50,000 until maturity on September 28, 2017. The note is secured by a pledge of Premier’s 100% interest in Boone County Bank (a wholly owned subsidiary) under Commercial Pledge Agreement dated January 31, 2006. The proceeds of this note were used to redeem $7,000,000 (280,000 shares) of Premier’s 9.75% Trust Preferred Securities as of January 31, 2006. Premier’s chairman owns approximately 27.6% of the voting stock of First Guaranty Bank. Premier’s board of directors reviewed the loan and authorized the Company to enter into the loan transaction .

On November 10, 2006, Premier Financial Bancorp, Inc. (“Premier”) executed and delivered to The Bankers’ Bank of Kentucky, Inc. of Frankfort, Kentucky (“Bankers’ Bank”) a Term Note and Business Loan Agreement dated November 10, 2006 in the principal amount of $6,500,000, bearing interest floating daily at the “Wall Street Journal” prime rate minus 1.00% (initially 7.25%) and requiring 83 monthly principal and interest payments of $100,000 and a final

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005, and 2004
(Dollars in Thousands, Except Per Share Data)

NOTE 11 - NOTES PAYABLE AND OTHER BORROWED FUNDS (Continued)

payment of any balance due at maturity on November 9, 2013. The note is secured by a pledge of Premier’s 100% interest in Citizens Deposit Bank and Trust, Inc. (a wholly owned subsidiary) and Premier’s 100% interest in Farmers-Deposit Bank, Eminence, Kentucky (a wholly owned subsidiary) under a Stock Pledge and Security Agreement dated November 10, 2006. The proceeds of this note were used in conjunction with $1,750,000 of the Company’s own cash to redeem the final $8,250,000 (330,000 shares) of Premier’s 9.75% Trust Preferred Securities on November 10, 2006.

Scheduled principal payments due on the two bank borrowings subsequent to December 31, 2006 are as follows:

2007	$1,344
2008	1,400
2009	1,460
2010	1,524
2011	1,594
Thereafter	4,953
$12,275

In addition to the $6,500,000 Term Note, Premier executed and delivered to the Bankers’ Bank a Promissory Note whereby Premier may request and receive monies from Bankers’ Bank from time to time, but the aggregate outstanding principal balance under the Promissory Note at any time shall not exceed $3,500,000, and the right to request and receive monies from Bankers’ Bank hereunder shall cease and terminate on November 9, 2007. The outstanding principal balance under this Promissory Note shall bear annual interest floating daily at the “Wall Street Journal” prime rate minus 1.00% (initially 7.25%). Interest on this Promissory Note shall be due and payable on the 5th day of each, January, April, July and October during the term of this Promissory Note, and at the maturity date hereof. Any outstanding principal amount loaned to Premier under this Promissory Note, and not previously repaid, shall be due on November 9, 2007.  The Promissory Note is secured by the same collateral as the $6,500,000 Term Note.

In June 2006, the Company fully repaid the non-interest bearing $701,000 note payable to Mr. Reynolds, Chairman of the Board, and the non-interest bearing $701,000 note payable to Mr. Walker, President and CEO of the Company. In an agreement reached with the Federal Reserve Bank of Cleveland, Mr. Reynolds loaned the Company the proceeds to make the June 2002 distribution on the Trust Preferred Securities. Similarly, Mr. Walker loaned the Company the proceeds to make the September 2002 distribution of the Trust Preferred Securities.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005, and 2004
(Dollars in Thousands, Except Per Share Data)

NOTE 12 - GUARANTEED JUNIOR SUBORDINATED INTEREST DEBENTURES

On June 9, 1997, PFBI Capital Trust (Trust), a statutory business trust created under Delaware law, issued $28,750 of 9.750% Preferred Securities (“Preferred Securities” or “Trust Preferred Securities”) with a stated value and liquidation preference of $25 per share. The Trust’s obligations under the Preferred Securities issued were fully and unconditionally guaranteed by the Company. The proceeds from the sale of the Preferred Securities of the Trust, as well as the proceeds from the issuance of common securities to the Company, were utilized by the Trust to invest in $29,639 of 9.750% Junior Subordinated Deferrable Interest Debentures (the “Debentures”) of the Company. The Debentures, which were scheduled to mature on June 30, 2027, were unsecured obligations and ranked subordinate and junior to the right of payment to all senior indebtedness, liabilities and obligations of the Company. The Debentures represented the sole assets of the Trust. Distributions on the Preferred Securities were payable at an annual rate of 9.750% of the stated liquidation amount of $25 per Preferred Security, payable quarterly. Cash distributions on the Preferred Securities were made to the extent interest on the Debentures was received by the Trust. Debt issuance costs of $1,478 were capitalized by the Trust and were amortized over the life of the debenture.

The Company determined that the Trust met the definition of a variable interest entity and that the Company was not the primary beneficiary of the Trust’s activities. Accordingly, the Trust was not consolidated with the Company and the Company did not report the Preferred Securities issued by the Trust as liabilities. Instead the Company reported as liabilities the Debentures issued by the Company and held by the Trust, as these were no longer eliminated in consolidation. The amounts were reported as “Guaranteed junior subordinated interest debentures” and continued to be presented in liabilities on the balance sheet.

The Debentures were generally redeemable by the Company in whole or in part on or after June 30, 2002 at 100% of the liquidation amount. Proceeds from any redemption of the Debentures caused a mandatory redemption of the Preferred Securities and the common securities having an aggregate liquidation amount equal to the principal amount of the Debentures redeemed. Beginning in March 2003 and ending with a final redemption on November 10, 2006, the Company has redeemed all of the $28,750 of the outstanding Trust Preferred Securities. The following table details the redemptions by date and amount.

March 31, 2003	$3,000
October 15, 2004	4,500
December 31, 2004	1,000
December 31, 2005	5,000
January 31, 2006	7,000
November 10, 2006	8,250
$28,750

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005, and 2004
(Dollars in Thousands, Except Per Share Data)

NOTE 13 - INCOME TAXES

The components of the provision (benefit) for income taxes are as follows:

	2006	2005	2004
Current	$2,212	$910	$(2,435)
Deferred	1,071	1,119	3,334
Provision for income taxes	$3,283	$2,029	$899

The Company’s deferred tax assets and liabilities at December 31 are shown below. No valuation allowance for the realization of deferred tax assets is considered necessary.

	2006	2005
Deferred tax assets
Allowance for loan losses	$2,265	$2,683
AMT and other credit carryforwards	0	359
Write-downs of other real estate owned	80	9
Taxable income on non-accrual loans	153	54
Unrealized loss on investment securities	592	885
Other	40	59
Total deferred tax assets	3,130	4,049

Deferred tax liabilities
Amortization of intangibles	$2,001	$1,660
Depreciation	105	101
Federal Home Loan Bank dividends	318	270
Other	157	105
Total deferred tax liabilities	2,581	2,136

Net deferred tax assets, included in other assets	$549	$1,913

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005, and 2004
(Dollars in Thousands, Except Per Share Data)

NOTE 13 - INCOME TAXES (Continued)

An analysis of the differences between the effective tax rates and the statutory U.S. federal income tax rate is as follows:

	2006		2005		2004
U.S. federal income tax rate	$3,327	34.0%	$2,197	34.0%	$973	34.0%
Changes from the statutory rate
Tax-exempt interest income	(97)	(1.0)	(81)	(1.3)	(131)	(4.6)
Non-deductible interest expense related to carrying tax-exempt interest earning assets	8	0.1	5	0.1	5	0.2
Non-deductible stock compensation expense	46	0.5	-	0.0	-	0.0
Tax credits	(10)	(0.1)	(10)	(0.2)	-	0.0
Other	9	0.1	(82)	(1.2)	52	1.8
	$3,283	33.6%	$2,029	31.4%	$899	31.4%

NOTE 14 - EMPLOYEE BENEFIT PLANS

The Company has qualified profit sharing plans that cover substantially all employees. Contributions to the plans consist of a Company match and additional amounts at the discretion of the Company’s Board of Directors. Total contributions to the plans were $236, $229 and $197 in 2006, 2005 and 2004.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005, and 2004
(Dollars in Thousands, Except Per Share Data)

NOTE 15- STOCK COMPENSATION EXPENSE

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

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005, and 2004
(Dollars in Thousands, Except Per Share Data)

NOTE 15- STOCK COMPENSATION EXPENSE (Continued)

The fair value of the Company's employee stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options granted but are not considered by the model. The assumptions used in the Black-Scholes option-pricing model are as follows:

	2006	2005	2004
Risk-free interest rate	4.62%	3.70%	3.15%
Expected option life (yrs)	5.00	5.00	5.00
Expected stock price volatility	0.26	0.25	0.25
Dividend yield	0.00%	0.00%	0.00%
Weighted average fair value of options granted during the year	$5.21	$3.48	$2.64

The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield in effect at the time of the grant. The expected option life was estimated at half the total option term since there has been little option exercise history. The expected stock price volatility is based on historical volatilities of the Company’s common stock. The estimated dividend yield is the dividend yield at the time of the option grant.

Compensation expense of $142 was recorded for the year ended December 31, 2006. The after tax impact was to reduce earnings per share by $0.03 Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS No. 123R requires the cash flows from the tax benefits resulting from tax deductions in excess of the compensation expense recognized for those options to be classified as financing cash flows.

Stock-based compensation expense is recognized ratably over the requisite service period for all awards. Unrecognized stock-based compensation expense related to stock options totaled $85 at December 31, 2006. This unrecognized expense is expected to be recognized over the next 27 months based on the vesting periods of the options.

Information related to the stock option plan during each year follows:

	2006	2005	2004
Intrinsic value of options exercised	$9	$5	$-
Cash received from option exercises	27	15	-
Tax benefit realized from option exercises	2	-	-

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005, and 2004
(Dollars in Thousands, Except Per Share Data)

NOTE 15 STOCK COMPENSATION EXPENSE - continued

A summary of the Company’s stock option activity is as follows:

	----------2006----------		----------2005----------		----------2004----------
		Weighted Average Exercise		Weighted Average Exercise		Weighted Average Exercise
	Options	Price	Options	Price	Options	Price
Outstanding at beginning of year	111,750	$11.05	83,650	$10.65	55,450	$11.33
Grants	35,250	16.00	35,000	11.62	28,200	9.30
Exercises	(3,002)	9.02	(1,667)	8.50
Forfeitures or expired	(23,750)	13.11	(5,233)	9.31	-	0.00
Outstanding at year-end	120,248	$12.25	111,750	$11.05	83,650	$10.65

Exercisable at year-end	55,931	$10.68	54,180	$11.61	39,821	$12.65
Weighted average remaining life	7.3		6.2		6.2
Weighted average fair value of options granted during the year	$5.21		$3.48		$2.64

Additional information regarding stock options outstanding and exercisable at December 31, 2006, is provided in the following table:

	- - - - - - - - Outstanding - - - - - - - -			- - - - - - - - Currently Exercisable - - - - - - - -
Range of Exercise Prices	Number	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value

$7.50 to $10.00	42,749	$8.70	$230	34,590	6.5	$8.55	$191
$10.01 to $12.50	32,999	11.62	81	10,341	8.0	11.62	25
$15.01 to $17.50	44,500	16.12	0	11,000	2.0	16.50	0
Outstanding at Dec 31, 2006	120,248	12.25	$311	55,931	5.9	10.68	$216

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005, and 2004
(Dollars in Thousands, Except Per Share Data)

NOTE 16 - RELATED PARTY TRANSACTIONS

During 2006, 2005, and 2004, the Company paid approximately $228, $191, and $358 for printing, supplies, furniture, and equipment to a company affiliated by common ownership. The Company also paid another affiliate approximately $468, $499, and $489 in 2006, 2005, and 2004 to permit the Company’s employees to participate in that entity’s employee medical benefit plan.

During 2006, 2005 and 2004, the Company paid approximately $52, $52, and $52 to lease its headquarters facility at 2883 Fifth Avenue, Huntington, West Virginia from River City Properties, LLC, an entity 12.5% owned by the Company’s Chairman of the Board.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005, and 2004
(Dollars in Thousands, Except Per Share Data)

NOTE 17- EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the earnings per common share and earnings per common share assuming dilution computations for 2006, 2005 and 2004 is presented below:

	2006	2005	2004
Basic earnings per share from continuing operations
Income available to common stockholders	$6,501	$4,434	$1,963
Weighted average common shares outstanding	5,236	5,233	5,232
Earnings per share	$1.24	$0.85	$0.37

Diluted earnings per share from continuing operations
Income available to common stockholders	$6,501	$4,434	$1,963
Weighted average common shares outstanding	5,236	5,233	5,232
Add dilutive effects of assumed exercise of stock options	28	15	5
Weighted average common and dilutive potential common shares outstanding	5,264	5,248	5,237
Earnings per share assuming dilution	$1.24	$0.84	$0.37

Basic earnings per share
Income available to common stockholders	$6,501	$4,434	$6,697
Weighted average common shares outstanding	5,236	5,233	5,232
Earnings per share	$1.24	$0.85	$1.28

Diluted earnings per share
Income available to common stockholders	$6,501	$4,434	$6,697
Weighted average common shares outstanding	5,236	5,233	5,232
Add dilutive effects of assumed exercise of stock options	28	15	5
Weighted average common and dilutive potential common shares outstanding	5,264	5,248	5,237
Earnings per share assuming dilution	$1.24	$0.84	$1.28

Stock options for 46,250, 32,000 and 32,000 shares of common stock were not considered in computing diluted earnings per share for 2006, 2005 and 2004 because they were antidilutive.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005, and 2004
(Dollars in Thousands, Except Per Share Data)

NOTE 18 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values of the Company’s financial instruments at year-end are as follows:

	2006		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and due from banks	$16,974	$16,974	$16,080	$16,080
Federal funds sold	27,583	27,583	18,812	18,812
Securities available for sale	121,367	121,367	137,419	137,419
Loans held for sale	1,978	1,978	868	868
Loans, net	337,136	337,730	320,825	304,589
Federal Home Loan Bank and Federal Reserve Bank stock	3,265	3,265	3,060	3,060
Interest receivable	2,821	2,821	2,661	2,661

Financial liabilities
Deposits	$(438,950)	$(437,280)	$(435,843)	$(434,459)
Federal funds purchased	(976)	(976)	-	-
Securities sold under agreements to repurchase	(12,555)	(12,555)	(9,317)	(9,317)
Federal Home Loan Bank advances	(7,285)	(7,506)	(8,334)	(7,355)
Other borrowed funds	(12,275)	(12,303)	-	-
Notes payable	-	-	(1,402)	(1,319)
Guaranteed junior subordinated interest debentures	-	-	(15,722)	(14,997)
Interest payable	(1,061)	(1,061)	(724)	(724)

Carrying amount is the estimated fair value for cash and due from banks, Federal funds sold, Federal Home Loan Bank and Federal Reserve Bank stock, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully. Security fair values are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the security and information about the issuer. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values. Fair value of debt is based on current rates for similar financing. The fair value of commitments to extend credit and standby letters of credit is not considered material.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005, and 2004
(Dollars in Thousands, Except Per Share Data)

NOTE 19 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Banks are parties to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of their customers. These financial instruments include standby letters of credit and commitments to extend credit in the form of unused lines of credit. The Banks use the same credit policies in making commitments and conditional obliga-tions as they do for on-balance sheet instruments. In addition, the Banks offer a service whereby deposit customers for a fee are permitted to overdraw their accounts up to a certain deminimus amount, also known as “bounce protection” or “overdraft protection”. The aggregate unused portion of “bounce protection” was $5,226 at December 31, 2006.

At December 31, 2006 and 2005, the Banks had the following financial instruments whose approximate contract amounts represent credit risk:

	2006	2005
Standby letters of credit	$678	$949

Commitments to extend credit
Fixed	$5,498	$8,303
Variable	32,988	24,158

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

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005, and 2004
(Dollars in Thousands, Except Per Share Data)

NOTE 20 - LEGAL PROCEEDINGS

Legal proceedings involving the Company and its subsidiaries periodically arise in the ordinary course of business, including claims by debtors and their related interests against the Company’s subsidiaries following initial collection proceedings. These legal proceedings sometimes can involve claims for substantial damages. At December 31, 2006 management is unaware of any legal proceedings for which the expected outcome would have a material adverse effect upon the consolidated financial statements of the Company.

NOTE 21 - STOCKHOLDERS’ EQUITY

The Company’s principal source of funds for dividend payments is dividends received from the subsidiary Banks. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, as defined, combined with the retained net profits of the preceding two years, subject to the capital requirements and additional restrictions as discussed below. During 2007 the Banks could, without prior approval, declare dividends of approximately $3.2 million plus any 2007 net profits retained to the date of the dividend declaration.

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

These quantitative measures established by regulation to ensure capital adequacy require the Company and Banks to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2006 the Company and the Banks meet all quantitative capital adequacy requirements to which they are subject.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005, and 2004
(Dollars in Thousands, Except Per Share Data)

NOTE 21 - STOCKHOLDERS’ EQUITY (Continued)

The Company’s and the subsidiary Banks’ capital amounts and ratios as of December 31, 2006 are presented in the table below. As of December 31, 2006, the most recent notification from the Federal Reserve Bank categorized the Company and its subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum Total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Company’s category.

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
2006	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets):
Consolidated (1)	$50,313	16.0%	$25,239	8%	$31,549	10%
Boone County Bank	16,488	20.7	6,372	8	7,965	10
Citizens Deposit Bank	12,819	17.4	5,893	8	7,366	10
Farmers Deposit Bank	10,441	23.2	3,606	8	4,507	10
Ohio River Bank	7,233	16.3	3,557	8	4,447	10
First Central Bank	9,291	12.6	5,904	8	7,380	10

Tier I Capital (to Risk-Weighted Assets):
Consolidated (1)	$46,336	14.7%	$12,619	4%	$18,929	6%
Boone County Bank	15,490	19.5	3,186	4	4,779	6
Citizens Deposit Bank	11,893	16.2	2,946	4	4,419	6
Farmers Deposit Bank	9,854	21.9	1,803	4	2,704	6
Ohio River Bank	6,721	15.1	1,779	4	2,668	6
First Central Bank	8,475	11.5	2,952	4	4,428	6

Tier I Capital (to Average Assets):
Consolidated (1)	$46,336	8.9%	$20,855	4%	$26,068	5%
Boone County Bank	15,490	10.6	5,824	4	7,280	5
Citizens Deposit Bank	11,893	10.0	4,779	4	5,974	5
Farmers Deposit Bank	9,854	13.4	2,949	4	3,686	5
Ohio River Bank	6,721	8.4	3,211	4	4,013	5
First Central Bank	8,475	8.5	3,981	4	4,976	5

(1) Consolidated company is not subject to Prompt Corrective Action Provisions

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005, and 2004
(Dollars in Thousands, Except Per Share Data)

NOTE 21 - STOCKHOLDERS’ EQUITY (Continued)

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

(1) Consolidated company is not subject to Prompt Corrective Action Provisions

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005, and 2004
(Dollars in Thousands, Except Per Share Data)

NOTE 22 - PARENT COMPANY FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS
December 31
	2006	2005
ASSETS
Cash	$3,562	$3,248
Investment in subsidiaries	69,218	66,936
Premises and equipment	560	541
Other assets	375	1,106

Total assets	$73,715	$71,831

LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$438	$420
Notes payable	-	1,402
Subordinated debentures issued to trust	-	15,722
Other borrowed funds	12,275	-
Total liabilities	12,713	17,544

Stockholders’ equity
Preferred stock	-	-
Common stock	1,108	1,105
Additional paid-in capital	43,624	43,458
Retained earnings	17,420	11,442
Accumulated other comprehensive income	(1,150)	(1,718)
Total stockholders’ equity	61,002	54,287

Total liabilities and stockholders’ equity	$73,715	$71,831

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005, and 2004
(Dollars in Thousands, Except Per Share Data)

NOTE 22 - PARENT COMPANY FINANCIAL STATEMENTS (Continued)

Condensed Statement of Operations
Years Ended December 31
	2006	2005	2004
Income
Dividends from continuing subsidiaries	$6,440	$8,405	$5,800
Interest and dividend income	37	45	46
Other income	615	484	367
Total income	7,092	8,934	6,213

Expenses
Interest expense	1,334	2,142	3,117
Salaries and employee benefits	1,199	1,180	726
Professional fees	165	37	1,607
Accelerated subordinated debenture issuance costs	548	184	214
Other expenses	420	341	514
Total expenses	3,666	3,884	6,178

Income from continuing operations before income taxes and equity in undistributed income of subsidiaries	3,426	5,050	35

Income tax (benefit)	(1,160)	(1,314)	(2,071)

Income from continuing operations before equity in undistributed income of subsidiaries	4,586	6,364	2,106
Equity in undistributed income (excess distributions) of subsidiaries continuing in operation	1,915	(1,930)	(143)
Net income from continuing operations	6,501	4,434	1,963
Net income from discontinued operations	-	-	4,734
Net income	$6,501	$4,434	$6,697

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005, and 2004
(Dollars in Thousands, Except Per Share Data)

NOTE 22 - PARENT COMPANY FINANCIAL STATEMENTS (Continued)

Condensed Statement of Cash Flows
Years Ended December 31
	2006	2005	2004
Cash flows from operating activities
Net income	$6,501	$4,434	$6,697
Adjustments to reconcile net income to net cash from operating activities
Income from discontinued operation	-	-	(4,734)
Depreciation	101	83	91
Stock compensation expense	142	-	-
(Gain) loss from sales of assets	(4)	(3)	159
Dividends in excess of net income of subsidiaries continuing in operation	-	1,930	143
Equity in undistributed earnings of subsidiaries	(1,915)	-	-
Change in other assets	258	(35)	(1,436)
Change in other liabilities	17	(4,934)	1,406
Net cash from operating activities	5,100	1,475	2,326

Cash flows from investing activities
Capital contributed to subsidiaries continuing in operation	-	-	(1,831)
Proceeds from liquidation of subsidiary	203	-	14,311
Proceeds from sales of assets, net of purchases	(116)	(108)	192
Net cash from investing activities	87	(108)	12,672

Cash flows from financing activities
Early redemption of subordinated note	(15,250)	(5,000)	(5,500)
Cash dividends paid to shareholders	(523)	-	-
Issuance of common stock	27	15	-
Proceeds from borrowings	13,500	-	-
Payments on other borrowed funds	(2,627)	(800)	(5,400)
Net cash from financing activities	(4,873)	(5,785)	(10,900)

Net change in cash and cash equivalents	314	(4,418)	4,098

Cash and cash equivalents at beginning of year	3,248	7,666	3,568
Cash and cash equivalents at end of year	$3,562	$3,248	$7,666

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005, and 2004
(Dollars in Thousands, Except Per Share Data)

NOTE 23 - QUARTERLY FINANCIAL DATA (UNAUDITED)

				Earnings per Share
	Interest Income	Net Interest Income	Net Income	Basic	Fully Diluted
2006
First Quarter	$7,676	$5,204	$1,367	$0.26	$0.26
Second Quarter	8,014	5,360	2,000	0.38	0.38
Third Quarter	8,248	5,377	1,475	0.28	0.28
Fourth Quarter	8,462	5,454	1,659	0.32	0.32

2005
First Quarter	$7,045	$4,727	$803	$0.15	$0.15
Second Quarter	7,172	4,893	727	0.14	0.14
Third Quarter	7,465	5,055	1,367	0.26	0.26
Fourth Quarter	7,717	5,177	1,537	0.29	0.29

In 2006, interest income improved each quarter as yields on earning assets rose and loan balances outstanding increased. The improvement in interest income drove the improvement in net interest income, but was tempered by rising interest costs on deposits. Net income was also impacted positively in each of the four quarters by reversals of the provision for loan losses (negative provisions) especially the second quarter when $819,000 of negative provisions were recorded. The negative provisions were due to improvements in the Company’s historical loan loss ratios, recoveries of previously charged-off loans and the collection of impaired loans with previous allocations of the allowance for loan losses that were no longer needed.

Similarly in 2005, interest income improved each quarter as yields on investments and federal funds sold rose and loan balances outstanding increased. The improvement in interest income drove the improvement in net interest income. Net income was also impacted positively in the third and fourth quarters by the recording of reversals of the provision for loan losses due to improvements in the Company’s historical loan loss ratios and the collection of impaired loans with previous allocations of the allowance for loan losses that were no longer needed.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2006

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
December 31, 2006

B.	Changes in Internal Controls over Financial Reporting

There were no changes in internal controls over financial reporting during the fourth fiscal quarter that have materially affected or are reasonably likely to materially affect Premier's internal controls over financial reporting.

Item 9B. Other Information

None

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
December 31, 2006

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
December 31, 2006

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

10.5	Premier Financial Bancorp, Inc. contract with Fiserv Solutions, Inc. dated December 20, 2004, filed as Exhibit 10 to form 8-K filed December 23, 2004, is incorporated herein by reference.
10.6	Loan Agreement between Premier Financial Bancorp, Inc. and First Guaranty Bank, Hammond, Louisana
10.7	Promissory Note to First Guaranty Bank, Hammond, Louisana
10.8	Collateral Agreement with First Guaranty Bank, Hammond Louisana

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2006

Exhibit Number	Description of Document
10.9	Loan Agreement between Premier Financial Bancorp, Inc. and The Kentucky Bankers’ Bank, Inc.
10.10	Term Note to The Kentucky Bankers’ Bank, Inc.
10.11	Promissory Note to The Kentucky Bankers’ Bank, Inc.
10.12	Stock Pledge and Security Agreement between Premier Financial Bancorp, Inc. and The Kentucky Bankers’ Bank, Inc.
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
December 31, 2006

SIGNATURES

    Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PREMIER FINANCIAL BANCORP, INC.

By: /s/ Robert W. Walker, President
Robert W. Walker, President

Date: March 30, 2007

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ Robert W. Walker	Principal Executive and Director	March 30, 2007
Robert W. Walker

/s/ Brien M. Chase	Principal Financial and Accounting	March 30, 2007
Brien M. Chase	Officer

/s/ Toney K. Adkins	Director	March 21, 2007
Toney K. Adkins

/s/ Hosmer A. Brown, III	Director	March 21, 2007
Hosmer A. Brown, III

/s/ Edsel Burns	Director	March 21, 2007
Edsel Burns

/s/ E. V. Holder, Jr.	Director	March 21, 2007
E. V. Holder, Jr.

/s/ Keith F. Molihan	Director	March 21, 2007
Keith F. Molihan

/s/ Marshall T. Reynolds	Chairman of the Board	March 21, 2007
Marshall T. Reynolds

/s/ Neal Scaggs	Director	March 21, 2007
Neal Scaggs

/s/ Thomas W. Wright	Director	March 21, 2007
Thomas W. Wright