Form 10-Q
period 2007-03-31
PREMIER FINANCIAL BANCORP INC
filed 2007-05-15
CIK 887919

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

Common stock, no par value, - 5,236,899 shares outstanding at April 30, 2007

PREMIER FINANCIAL BANCORP, INC.
MARCH 31, 2007

PREMIER FINANCIAL BANCORP, INC.
MARCH 31, 2007

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

The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America or those normally made in the registrant’s annual report on Form 10-K. Accordingly, the reader of the Form 10-Q may wish to refer to the registrant’s Form 10-K for the year ended December 31, 2006 for further information in this regard.

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2007AND DECEMBER 31, 2006
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)
	2007	2006
ASSETS
Cash and due from banks	$15,742	$16,974
Federal funds sold	47,070	27,583
Securities available for sale	120,328	121,367
Loans held for sale	2,004	1,978
Loans	341,306	343,797
Allowance for loan losses	(6,576)	(6,661)
Net loans	334,730	337,136
Federal Home Loan Bank and Federal Reserve Bank stock	3,286	3,265
Premises and equipment, net	6,449	6,533
Real estate and other property acquired through foreclosure	619	495
Interest receivable	2,810	2,821
Goodwill	15,816	15,816
Other assets	949	1,484
Total assets	$549,803	$535,452

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Non-interest bearing	$74,575	$72,784
Time deposits, $100,000 and over	52,559	53,477
Other interest bearing	328,023	312,689
Total deposits	455,157	438,950
Federal funds purchased	-	976
Securities sold under agreements to repurchase	13,672	12,555
Federal Home Loan Bank advances	5,059	7,285
Other borrowed funds	11,435	12,275
Interest payable	1,056	1,061
Other liabilities	750	1,348
Total liabilities	487,129	474,450

Stockholders' equity
Preferred stock, no par value; 1,000,000 shares authorized;
none issued or outstanding	-	-
Common stock, no par value; 10,000,000 shares authorized;
5,236,899 shares issued and outstanding	1,108	1,108
Additional paid in capital	43,660	43,624
Retained earnings	18,680	17,420
Accumulated other comprehensive income (loss)	(774)	(1,150)
Total stockholders' equity	62,674	61,002
Total liabilities and stockholders' equity	$549,803	$535,452

See Accompanying Notes to Consolidated Financial Statements

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF NET INCOME
THREE MONTHS ENDED MARCH 31, 2007AND 2006
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended March 31,
	2007	2006
Interest income
Loans, including fees	$6,764	$6,089
Securities available for sale
Taxable	1,296	1,267
Tax-exempt	39	23
Federal funds sold and other	513	297
Total interest income	8,612	7,676

Interest expense
Deposits	2,670	1,949
Repurchase agreements and other	79	57
FHLB advances and other borrowings	352	204
Debentures	-	262
Total interest expense	3,101	2,472

Net interest income	5,511	5,204
Provision for loan losses	36	(194)
Net interest income after provision for loan losses	5,475	5,398

Non-interest income
Service charges on deposit accounts	633	600
Electronic banking income	137	111
Secondary market mortgage income	135	51
Life insurance benefit	212	-
Other	129	136
	1,246	898
Non-interest expenses
Salaries and employee benefits	2,334	2,262
Occupancy and equipment expenses	505	483
Outside data processing	526	470
Professional fees	78	134
Taxes, other than payroll, property and income	153	137
Write-downs, expenses, sales of other real estate owned, net	1	(25)
Supplies	75	85
Other expenses	476	700
	4,148	4,246
Income before income taxes	2,573	2,050
Provision for income taxes	787	683

Net income	$1,786	$1,367

Weighted average shares outstanding:
Basic	5,237	5,235
Diluted	5,264	5,267

Net income per share:
Basic	$0.34	$0.26
Diluted	0.34	0.26

(continued)

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended March 31,
	2007	2006
Net income	$1,786	$1,367

Other comprehensive income (loss):
Unrealized gains and (losses) arising during the period	570	(642)
Reclassification of realized amount	-	-
Net change in unrealized gain (loss) on securities	570	(642)
Less tax impact	194	(218)
Other comprehensive income (loss):	376	(424)

Comprehensive income	$2,162	$943

See Accompanying Notes to Consolidated Financial Statements

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	2007	2006
Cash flows from operating activities
Net income	$1,786	$1,367
Adjustments to reconcile net income to net cash from operating activities
Depreciation	198	272
Provision for loan losses	36	(194)
Amortization, net	(10)	20
Stock compensation expense	36	29
FHLB stock dividends	-	(34)
OREO writedowns (gains on sales), net	(3)	(21)
Changes in :
Interest receivable	11	(31)
Loans held for sale	(26)	632
Other assets	364	678
Interest payable	(5)	10
Other liabilities	(598)	(1,901)
Net cash from operating activities	1,789	827

Cash flows from investing activities
Purchases of securities available for sale	(13,127)	(6,459)
Proceeds from maturities and calls of securities available for sale	14,721	7,069
Redemption of FHLB stock, (net of purchases)	(21)	32
Net change in federal funds sold	(19,487)	(14,153)
Net change in loans	2,183	969
Purchases of premises and equipment, net	(114)	(389)
Proceeds from sale of other real estate acquired through foreclosure	66	200
Net cash from investing activities	(15,779)	(12,731)

Cash flows from financing activities
Net change in deposits	16,207	12,164
Cash dividends paid	(524)	-
Repayment of Federal Home Loan Bank advances	(2,226)	(166)
Proceeds from other borrowings	-	7,000
Repayment of other borrowed funds	(840)	(100)
Early redemption of Trust Preferred Securities	-	(7,000)
Proceeds from stock option exercises	-	27
Net change in federal funds purchased	(976)	-
Net change in agreements to repurchase securities	1,117	34
Net cash from financing activities	12,758	11,959

Net change in cash and cash equivalents	(1,232)	55

Cash and cash equivalents at beginning of period	16,974	16,080

Cash and cash equivalents at end of period	$15,742	$16,135

See Accompanying Notes to Consolidated Financial Statements

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
THREE MONTHS ENDED MARCH 31, 2007AND 2006
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	2007	2006
Supplemental disclosures of cash flow information:
Cash paid during period for interest	$3,106	$2,462

Loans transferred to real estate acquired through foreclosure	187	103

See Accompanying Notes to Consolidated Financial Statements

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Premier Financial Bancorp, Inc. (the Company) and its wholly owned subsidiaries:

				March 31, 2007
		Year	Total	Net Income
Subsidiary	Location	Acquired	Assets	Qtr
Citizens Deposit Bank & Trust	Vanceburg, Kentucky	1991	$123,425	$444
Farmers Deposit Bank	Eminence, Kentucky	1996	74,439	237
Ohio River Bank	Ironton, Ohio	1998	85,639	246
First Central Bank, Inc.	Philippi, West Virginia	1998	108,791	351
Boone County Bank, Inc.	Madison, West Virginia	1998	156,750	606
Mt. Vernon Financial Holdings, Inc.	Huntington, West Virginia	1999	1,745	200
Parent and Intercompany Eliminations			(986)	(298)
Consolidated Total			549,803	1,786

All significant intercompany transactions and balances have been eliminated.

The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), as of January 1, 2007. The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the state of West Virginia. The Company recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other expense. The Company did not have any amounts accrued for interest and penalties at January 1, 2007. Under FIN 48, a tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the "more likely than not" test, no tax benefit is recorded. The Company is no longer subject to examination by taxing authorities for years before 2002. The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months. The adoption had no effect on the Company’s financial statements.

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 2 -SECURITIES

Amortized cost and fair value of investment securities, by category, at March 31, 2007 are summarized as follows:
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
U. S. Treasury securities	$6,460	$5	$(34)	$6,431
U. S. agency securities	71,507	52	(717)	70,842
Obligations of states and political subdivisions	4,319	20	(9)	4,330
Mortgage-backed securities	39,215	125	(615)	38,725
Total available for sale	$121,501	$202	$(1,375)	$120,328

Amortized cost and fair value of investment securities, by category, at December 31, 2006 are summarized as follows:
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
U. S. Treasury securities	$6,454	$-	$(53)	$6,401
U. S. agency securities	77,885	43	(1,017)	76,911
Obligations of states and political subdivisions	3,413	15	(15)	3,413
Mortgage-backed securities	35,332	40	(755)	34,617
Corporate securities	25	-	-	25
Total available for sale	$123,109	$98	$(1,840)	$121,367

Securities with unrealized losses at March 31, 2007 aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. treasury securities	$-	$-	$4,944	$(34)	$4,944	$(34)
U.S. agency securities	6,245	(8)	53,044	(709)	59,289	(717)
Obligations of states and political subdivisions	1,139	(6)	348	(3)	1,487	(9)
Gov’t guaranteed mortgage-backed securities	-	-	12,646	(314)	12,646	(314)
Mortgage-backed securities	-	-	14,279	(301)	14,279	(301)

Total temporarily impaired	$7,384	$(14)	$85,261	$(1,361)	$92,645	$(1,375)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 2 - SECURITIES - continued

Securities with unrealized losses at December 31, 2006 aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. treasury securities	$5,435	$(32)	$966	$(21)	$6,401	$(53)
U.S. agency securities	3,735	(12)	63,145	(1,005)	66,880	(1,017)
Obligations of states and political subdivisions	1,581	(12)	322	(3)	1,903	(15)
Gov’t guaranteed mortgage-backed securities	-	-	13,121	(381)	13,121	(381)
Mortgage-backed securities	943	(3)	14,720	(371)	15,663	(374)

Total temporarily impaired	$11,694	$(59)	$92,274	$(1,781)	$103,968	$(1,840)

The investment portfolio is predominately high quality interest-bearing bonds with defined maturity dates backed by the U.S. Government or Government sponsored agencies. The unrealized losses at March 31, 2007 and December 31, 2006 are price changes resulting from changes in the interest rate environment and are not considered to be other than temporary declines in the value of the securities. Their fair value is expected to recover as the bonds approach their maturity date and/or market conditions improve.

NOTE 3 - LOANS

Major classifications of loans at March 31, 2007 and December 31, 2006 are summarized as follows:
	2007	2006
Commercial, secured by real estate	$101,274	$101,786
Commercial, other	42,315	43,981
Real estate construction	12,636	11,303
Residential real estate	139,153	138,795
Agricultural	1,853	1,930
Consumer and home equity	40,668	42,188
Other	3,407	3,814
	$341,306	$343,797

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 3 - LOANS - continued

The following table sets forth information with respect to the Company’s impaired loans at March 31, 2007 and December 31, 2006.
	2007	2006
Impaired loans at period end with an allowance	$5,780	$7,766
Impaired loan at period end with no allowance	-	-
Amount of allowance for loan losses allocated	1,673	1,774

The following table sets forth information with respect to the Company’s nonperforming loans at March 31, 2007 and December 31, 2006.
	2007	2006
Non-accrual loans	$3,558	$4,698
Accruing loans which are contractually past due 90 days or more	864	992
Restructured loans	1,373	1,268
Total	$5,795	$6,958

NOTE 4 - ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for the three months ended March 31, 2007 and 2006 are as follows:
	Three Months Ended
	March 31,
	2007	2006
Balance, beginning of period	$6,661	$7,892
Gross charge-offs	(260)	(427)
Recoveries	139	308
Provision for loan losses	36	(194)
Balance, end of period	$6,576	$7,579

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 5 - FEDERAL HOME LOAN BANK ADVANCES

The Banks own stock of the Federal Home Loan Bank (FHLB) of Cincinnati, Ohio. This stock allows the Banks to borrow advances from the FHLB.

In the first quarter of 2007, the Company prepaid $2,070,000 of advances with interest rates ranging from 5.30% to 5.60%. All remaining advances are paid either on a monthly basis or at maturity, over remaining terms of four to six years, with fixed interest rates ranging from 4.10% to 6.64%, averaging 5.99%. Advances are secured by the FHLB stock, certain pledged investment securities and substantially all single family first mortgage loans of the participating Banks. Scheduled principal payments due on advances during the five calendar years subsequent to March 31, 2007 are as follows:

2007 (remaining nine months)	$144
2008	200
2009	209
2010	4,218
2011	218
Thereafter	70
$5,059

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 6 - OTHER BORROWED FUNDS

On January 31, 2006, the Company executed and delivered to First Guaranty Bank of Hammond, Louisiana a Promissory Note and Business Loan Agreement dated January 31, 2006 for the principal amount of $7,000,000, bearing interest floating daily at the “Wall Street Journal” prime rate (currently 8.25%) and requiring monthly principal payments of $50,000 until maturity on September 28, 2017. The note is secured by a pledge of Premier’s 100% interest in Boone County Bank (a wholly owned subsidiary) under Commercial Pledge Agreement dated January 31, 2006. The proceeds of this note were used to redeem $7,000,000 (280,000 shares) of Premier’s 9.75% Trust Preferred Securities as of January 31, 2006. Premier’s chairman owns approximately 27.6% of the voting stock of First Guaranty Bank. Premier’s board of directors reviewed the loan and authorized the Company to enter into the loan transaction. The balance of this loan was approximately $5,183,000 at March 31, 2007.

On November 10, 2006, Premier Financial Bancorp, Inc. (“Premier”) executed and delivered to The Bankers’ Bank of Kentucky, Inc. of Frankfort, Kentucky (“Bankers’ Bank”) a Term Note and Business Loan Agreement dated November 10, 2006 in the principal amount of $6,500,000, bearing interest floating daily at the “Wall Street Journal” prime rate minus 1.00% (initially 7.25%) and requiring 83 monthly principal and interest payments of $100,000 and a final payment of any balance due at maturity on November 9, 2013. The note is secured by a pledge of Premier’s 100% interest in Citizens Deposit Bank and Trust, Inc. (a wholly owned subsidiary) and Premier’s 100% interest in Farmers-Deposit Bank, Eminence, Kentucky (a wholly owned subsidiary) under a Stock Pledge and Security Agreement dated November 10, 2006. The proceeds of this note were used in conjunction with $1,750,000 of the Company’s own cash to redeem the final $8,250,000 (330,000 shares) of Premier’s 9.75% Trust Preferred Securities on November 10, 2006. The balance of this loan was approximately $6,252,000 at March 31, 2007.

In addition to the $6,500,000 Term Note, Premier executed and delivered to the Bankers’ Bank a Promissory Note whereby Premier may request and receive monies from Bankers’ Bank from time to time, but the aggregate outstanding principal balance under the Promissory Note at any time shall not exceed $3,500,000, and the right to request and receive monies from Bankers’ Bank hereunder shall cease and terminate on November 9, 2007. The outstanding principal balance under this Promissory Note shall bear annual interest floating daily at the “Wall Street Journal” prime rate minus 1.00% (initially 7.25%). Interest on this Promissory Note shall be due and payable on the 5th day of each, January, April, July and October during the term of this Promissory Note, and at the maturity date hereof. Any outstanding principal amount loaned to Premier under this Promissory Note, and not previously repaid, shall be due on November 9, 2007. The Promissory Note is secured by the same collateral as the $6,500,000 Term Note. At March 31, 2007, there was no outstanding principal balance on the Promissory Note.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 7 - STOCKHOLDERS’ EQUITY AND REGULATORY MATTERS

The Company’s principal source of funds for dividend payments to shareholders is dividends received from the subsidiary Banks. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, as defined, combined with the retained net profits of the preceding two years, subject to the capital requirements and additional restrictions as discussed below. During 2007, the Banks could, without prior approval, declare dividends of approximately $3.2 million plus any 2007 net profits retained to the date of the dividend declaration.

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

These quantitative measures established by regulation to ensure capital adequacy require the Company and Banks to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of March 31, 2007, that the Company and the Banks meet all quantitative capital adequacy requirements to which they are subject.
Shown below is a summary of regulatory capital ratios for the Company:
	Mar 31, 2007	December 31, 2006	Regulatory Minimum Requirements	To Be Considered Well Capitalized
Tier I Capital (to Risk-Weighted Assets)	15.1%	14.7%	4.0%	6.0%
Total Capital (to Risk-Weighted Assets)	16.3%	16.0%	8.0%	10.0%
Tier I Capital (to Average Assets)	9.0%	8.9%	4.0%	5.0%

As of March 31, 2007, the most recent notification from the FRB categorized the Company and its subsidiary Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum Total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the preceding table. There are no conditions or events since that notification that management believes have changed the Company’s category.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 8 - STOCK COMPENSATION EXPENSE

From time to time the Company grants stock options to its employees. The Company accounts for these option grants using SFAS No. 123R, “Share-Based Payments,” which establishes accounting requirements for share-based compensation to employees. Under SFAS 123R, the Company estimates the fair value of the options at the time they are granted to employees and expenses that fair value over the vesting period of the option grant.

On January 17, 2007, 37,000 incentive stock options were granted out of the 2002 Plan at an exercise price of $14.22. These options vest in three equal annual installments ending on January 17, 2010. On February 15, 2006, 35,250 incentive stock options were granted out of the 2002 Plan at an exercise price of $16.00. These options vest in three equal annual installments ending on February 15, 2009. On January 19, 2005, 35,000 incentive stock options were granted out of the 2002 Plan at an exercise price of $11.62. These options vest in three equal annual installments ending on January 19, 2008. On February 18, 2004, 28,200 incentive stock options were granted out of the 2002 Plan at an exercise price of $9.30. These options vested in three equal annual installments and were fully vested on February 18, 2007. On January 15, 2003, 28,650 incentive stock options were granted out of the 2002 Plan at an exercise price of $7.96. These options vested in three equal annual installments and were fully vested on January 15, 2006.

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

	2007	2006	2005
Risk-free interest rate	4.78%	4.62%	3.70%
Expected option life (yrs)	5.00	5.00	5.00
Expected stock price volatility	0.25	0.26	0.25
Dividend yield	1.41%	0.00%	0.00%
Weighted average fair value of options granted during the year	$3.81	$5.21	$3.48

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 8 - STOCK COMPENSATION EXPENSE - continued

Compensation expense of $37,000 was recorded for the first three months of 2007 while $30,000 was recorded for the first three months of 2006. Stock-based compensation expense is recognized ratably over the requisite service period for all awards. Unrecognized stock-based compensation expense related to stock options totaled $189,000 at March 31, 2007. This unrecognized expense is expected to be recognized over the next 33 months based on the vesting periods of the options.

A summary of the Company’s stock option activity and related information is presented below for the three months ended March 31:

	- - - - - - 2007 - - - - - -		- - - - - - 2006 - - - - - -
		Weighted Average Exercise		Weighted Average Exercise
	Options	Price	Options	Price
Outstanding at beginning of year	120,248	$12.25	111,750	$11.05
Grants	37,000	14.22	35,250	16.00
Exercises	-	-	(3,002)	9.02
Forfeitures or expired	-	-	-	-
Outstanding at March 31,	157,248	$12.72	143,998	$12.30

Exercisable at March 31,	85,764		77,432
Weighted average remaining life of options outstanding	7.7		4.9
Weighted average fair value of options granted during the year	$3.81		$5.21

Additional information regarding stock options outstanding and exercisable at March 31, 2007, is provided in the following table:

	- - - - - - - Outstanding - - - - - - -			- - - - - - - - Currently Exercisable - - - - - - - -
Range of Exercise Prices	Number	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value

$7.50 to $10.00	42,749	$8.70	$261	42,749	6.4	$8.70	$261
$10.01 to $12.50	32,999	11.62	105	21,172	7.8	11.62	67
$12.51 to $15.00	37,000	14.22	21	0	0.0	14.22	0
$15.01 to $17.50	44,500	16.12	0	21,843	5.3	16.25	0
Outstanding - Mar 31, 2007	157,248	12.71	$387	85,764	6.5	11.34	$328

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
MARCH 31, 2007

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

Net income for the three months ended March 31, 2007 was $1,786,000, or 34 cents per share, compared to net income of $1,367,000, or $0.26 per share for the three months ended March 31, 2006. The increase in income reported for 2007 was primarily the result of higher interest income (primarily on loans), higher non-interest income, life insurance benefits on the death of a former officer of a subsidiary, and expenses in 2006 related to the accelerated amortization of issuance costs related to the early redemption of $7.0 million of Premier’s Trust Preferred securities on January 31, 2006. These increases in profitability were only partially offset by higher interest expense, higher staff and outside data processing costs and the income effect of negative loan loss provisions recorded in the first quarter of 2006. The annualized returns on shareholders’ equity and average assets were approximately 11.57% and 1.31% for the three months ended March 31, 2007 compared to 9.93% and 1.03% for the same period in 2006.

Net interest income for the three months ending March 31, 2007 totaled $5.51 million, up $307,000 or 5.9% from the $5.20 million of net interest income earned in the first three months of 2006. Interest income in 2007 increased by $936,000 or 12.2%, $675,000 due to higher interest rates and a larger average volume of loans outstanding. Interest earned on federal funds sold increased by $214,000, due to higher yields earned and a higher volume outstanding. Interest earned on investments increased $45,000 due to overall higher yields although the volume of investments has decreased. Interest expense increased in total by $629,000 in 2007 compared to 2006 partially offsetting the increase in interest income. Savings of $262,000 were realized due to the retirement of Premier’s Trust Preferred Securities in 2006. A portion of the savings was offset by the increase in interest expense related to FHLB advances and other borrowings as Premier borrowed $13.5 million to complete the 2006 redemptions. (See Note 6 to the consolidated financial statements). The net interest saving realized was more than offset by a $721,000, or 37.0% increase in interest expense on deposits and a $22,000 or 38.6% increase in interest expense on customer repurchase agreements. Due to the rising interest rate environment and actions taken by the Federal Reserve to increase national federal funds rates in 2006, Premier has increased the rates paid to its depositors to remain competitive in its markets. Furthermore, deposit balances and repurchase agreements outstanding have increased in the first quarter of 2007 compared to the same quarter of 2006. As a result of the $307,000 increase in net interest income, the net interest margin for the three months ending March 31, 2007 increased to 4.48% compared to 4.27% for the same period in 2006.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
MARCH 31, 2007

Non-interest income increased to $1,246,000 for the first three months of 2007. This total includes $212,000 of life insurance benefits on the death of a former officer of a subsidiary. Excluding this benefit, non-interest income increased $136,000 in the first three months of 2007 when compared to the $898,000 of non-interest income for the first three months of 2006. Service charges on deposit accounts increased by $33,000 or 5.5% to $633,000 in 2007 due to increases in the volume of deposit customers and changes in service charge calculations. Electronic banking income (income from debit/credit cards, ATM fees and internet banking charges) increased $26,000 or 23.4% to $137,000 in 2007 due to increases in Premier’s deposit customer base and their greater propensity to use electronic means to conduct their banking business. Premier’s conversion to a more modern banking software system in 2005 has allowed Premier to offer more electronic banking services and made it easier for customers to conduct their banking electronically. Secondary market mortgage income increased $84,000, or 165%, to $135,000 in 2007 as Premier has expanded its efforts to originate mortgage loans for brokers for a commission.

Non-interest expenses for the first quarter of 2007 totaled $4,148,000 or 3.05% of average assets on an annualized basis compared to $4,246,000 or 3.19% of average assets for the same period of 2006. Staff costs increased by $72,000 or 3.2%to $2,334,000 in 2007 due to normal salary and benefit increases. Occupancy and equipment expenses increased by $22,000 or 4.6% to $505,000 in 2007 largely due to higher occupancy costs related to net rent expense, snow removal and building repairs. Outside data processing costs increased by $56,000 or 11.9% to $526,000 in 2007 largely due to fee increases for core processing and ATM processing, an increase in the number of items processed and additional charges for new internet banking products offered by Premier. Taxes other than payroll, property and income increased by $16,000 or 11.7% to $153,000 in 2007 largely due to an increase in shareholders’ equity subject to taxes. Write-downs, expenses and sales of other real estate owned (OREO) increased by $26,000 from a $25,000 net gain in 2006 to $1,000 of expense in 2007 due to gains on the disposition of OREO recorded during the first quarter of 2006. Offsetting these expense increases in 2007 were the following expense reductions. Professional fees declined by $56,000 or 41.8% to $78,000 in 2007 largely due to lower legal fees, lower external and internal audit expense and lower consultant charges. Supplies expense declined by $10,000 or 11.8% to $75,000 in 2007. Other expenses declined by $224,000 to $476,000 in 2007 largely due to $256,000 of accelerated issuance costs in 2006 related to the redemption of $7.0 million of Premier’s trust preferred securities on January 31, 2006.

Income tax expense was $787,000 for the first three months of 2007 compared to $683,000 for the first three months of 2006. The increase in income tax expense can be primarily attributed to the increase in pre-tax income detailed above. The effective tax rate for the three months ended March 31, 2007 was 30.6%, compared to the 33.3% effective tax rate for the same period in 2006. The decrease in the effective tax rate is largely due to the life insurance benefits realized in 2007 which are exempt from income tax.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
MARCH 31, 2007

B. Financial Position

Total assets at March 31, 2007 increased $14.3 million to $549.8 million from the $535.5 million at December 31, 2006. Earning assets increased to $513.2 million at March 31, 2007 from the $496.7 million at December 31, 2006, an increase of $16.6 million, or 3.3%. The increase was due to an increase federal funds sold with partially offsetting decreases in total loans, cash and due from banks and the securities portfolio (see below).

Cash and due from banks at March 31, 2007 was $15.7 million, a $1.3 million decrease from the $17.0 million at December 31, 2006. Federal funds sold increased $19.5 million from the $27.6 million reported at December 31, 2006. Changes in these two highly liquid assets are generally in response to increases in deposits, the demand for deposit withdrawals or the funding of loans and are part of Premier’s management of its liquidity and interest rate risks. The increase in federal funds sold during the first three months of 2007 is in response to proceeds from increases in total deposits that were not invested in high quality securities. These funds were held in federal funds sold due to the inverted yield curve. During a period of an inverted yield curve, shorter-term investments, such as federal funds sold, yield higher interest income than longer-term investments such as investment grade bonds. (A normal yield curve rewards longer-term investing with higher interest yields.) As a result, Premier has been keeping its funds from the growth in deposits in higher yielding federal funds sold.

Securities available for sale totaled $120.3 million at March 31, 2007, a $1.0 million decrease from the $121.4 million at December 31, 2006. The decline was largely due to a lower volume of purchases versus the volume of calls and maturities that occurred during the first three months of 2007, partially offset by a $570,000 increase in the market value of the total portfolio. To provide funding for new loans in the short-term future as well as to take advantage of the inverted yield curve, not all of the funds from maturing investments were renewed. The investment portfolio is predominately high quality interest-bearing bonds with defined maturity dates backed by the U.S. Government or Government sponsored agencies. The unrealized losses at March 31, 2007 and December 31, 2006 are price changes resulting from changes in the interest rate environment and are not considered to be other than temporary declines in the value of the securities. Their fair value is expected to recover as the bonds approach their maturity date and/or market conditions improve. Additional details on investment activities can be found in the Consolidated Statements of Cash Flows.

Total loans at March 31, 2007 were $341.3 million compared to $343.8 million at December 31, 2006, a decrease of nearly $2.5 million. This decrease is largely due to continued loan collections at Farmers Deposit Bank, $1.0 million of pay-offs on impaired loans and net payments on other loans, plus the charge-off of $260,000 of uncollectible loans across the Company.

Deposits totaled $455.2 million as of March 31, 2007, a $16.2 million increase from the $439.0 million in deposits at December 31, 2006. The increase is largely due to a $15.3 million increase in other interest bearing deposits with growth in those deposits at each of the Company’s affiliate banks. Non-interest bearing deposits increased by an additional $1.8 million, but this increase was substantially offset by a $0.9 million decrease in time deposits $100,000 and over. Repurchase agreements with corporate and public entity customers increased by $1.1 million to $13.7 million as of March 31, 2007.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
MARCH 31, 2007

Federal Home Loan Bank (FHLB) advances declined by $2.2 million in the first three months of 2007 due to regularly scheduled principal payments and $2.1 million of debt prepayments. Other borrowed funds decreased by $840,000 since December 31, 2006, due to regularly scheduled principal payments and $500,000 of debt prepayments. See Notes 5and 6 to the consolidated financial statements for additional information on the Company’s outstanding bank debt and FHLB advances.

Other liabilities declined by $598,000 since December 31, 2006 largely as a result of the payments on accrued expenses during the first quarter of 2007.

The following table sets forth information with respect to the Company’s nonperforming assets at March 31, 2007 and December 31, 2006.

	(In Thousands)
	2007	2006
Non-accrual loans	$3,558	$4,698
Accruing loans which are contractually past due 90 days or more	864	992
Restructured	1,373	1,268
Total non-performing loans	5,795	6,958
Other real estate acquired through foreclosure	619	495
Total non-performing assets	$6,414	$7,453

Non-performing loans as a percentage of total loans	1.70%	2.02%

Non-performing assets as a percentage of total assets	1.17%	1.39%

Total non-performing loans and non-performing assets have decreased since year-end largely due to loan pay-offs received on non-accrual loans during the first quarter of 2007. Accruing loans past due 90 days or more also declined in the first three months of 2007 due to collection efforts by the Company. Premier continues to make a significant effort to reduce its past due and non-performing loans by reviewing loan files, using the courts to bring borrowers current with the terms of their loan agreements and/or the foreclosure and sale of OREO properties. As in the past, when these plans are executed, Premier may experience increases in non-performing loans and non-performing assets. Furthermore, any resulting increases in loans placed on non-accrual status will have a negative impact on future loan interest income. Also, as these plans are executed, other loans may be identified that would necessitate additional charge-offs and potentially additional provisions for loan losses.

During the first quarter of 2007, the Company recorded $36,000 of provisions for loan losses. This compares to the first quarter of 2006 when Premier reversed $194,000 of previously recorded provisions for loan losses (negative provisions). The increase in the provision was made in accordance with Premier’s policies regarding management’s estimation of probable incurred losses in the loan portfolio and the adequacy of the allowance for loan losses, which are in accordance with accounting principles generally accepted in the United States of America. The negative provisions in the first quarter of 2006 were the result of continued improvement in the estimated credit risk at banks formerly subject to regulatory agreements and payments on loans previously identified as having significant credit risk at Farmers Deposit Bank. In the first quarter of 2007, those improvements in credit quality were not as significant and $36,000 of additional provisions were recorded to provide for the increased credit

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
MARCH 31, 2007

risk in the loan portfolio. In the coming months, Premier will continue to monitor the impact that national housing market price declines may have on its local markets and collateral valuations as management evaluates the adequacy of the allowance for loan losses. While some price deterioration is expected, it is not currently anticipated that Premier’s markets will be impacted as severely as other areas of the country due to the historically modest increases in real estate values in the Company’s markets. Future provisions to the allowance for loan losses, positive or negative, will depend on future improvement or deterioration in estimated credit risk in the loan portfolio as well as whether additional payments are received on loans having significant credit risk.

Gross charge-offs totaled $260,000 during the first three months of 2007. Any collections on these loans would be presented in future financial statements as recoveries of the amounts charged against the allowance. Recoveries recorded during the first three months of 2007 totaled $139,000, resulting in net charge-offs for the first quarter of 2007 of $121,000. This compares to $119,000 of net charge-offs recorded in the first quarter of 2006. The allowance for loan losses at March 31, 2007 was 1.93% of total loans as compared to 1.94% at December 31, 2006. The slightly declining percentage of allowance for loan losses to total loans is largely due to the net charge-offs recorded in the first quarter of 2007 and to the sufficient loan loss reserves previously allocated to those loans.

C. Critical Accounting Policies

The Company follows financial accounting and reporting policies that are in accordance with generally accepted accounting principles in the United States of America. These policies are presented in Note 1 to the consolidated audited financial statements in the Company's annual report on Form 10-K for the year ended December 31, 2006. Some of these accounting policies, as discussed below, are considered to be critical accounting policies. Critical accounting policies are those policies that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company has identified two accounting policies that are critical accounting policies, and an understanding of these policies is necessary to understand the financial statements. These policies relate to determining the adequacy of the allowance for loan losses and the impairment of goodwill. A detailed description of these accounting policies is contained in the Company’s annual report on Form 10-K for the year ended December 31, 2006. There have been no significant changes in the application of these accounting policies since December 31, 2006.

Management believes that the judgments, estimates and assumptions used in the preparation of the consolidated financial statements are appropriate given the factual circumstances at the time.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
MARCH 31, 2007

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

2.	Cash flow generated by repayment of loans and interest.

3.	Arrangements with correspondent banks for purchase of unsecured federal funds.

4.	The sale of securities under repurchase agreements and borrowing from the Federal Home Loan Bank.

5.	Maintenance of an adequate available-for-sale security portfolio. The Company owns $120.3 million of securities at market value as of March 31, 2007.

The cash flow statements for the periods presented in the financial statements provide an indication of the Company’s sources and uses of cash as well as an indication of the ability of the Company to maintain an adequate level of liquidity.

    E. Capital

At March 31, 2007, total shareholders’ equity of $62.7 million was 11.4% of total assets. This compares to total shareholders’ equity of $61.0 million or 11.4% of total assets on December 31, 2006.

Tier I capital totaled $47.6 million at March 31, 2007, which represents a Tier I leverage ratio of 9.0%. This ratio is up from the 8.9% at December 31, 2006 due to Premier’s continued profitability in relation to the its growth in total assets.

Book value per share was $11.97 at March 31, 2007, and $11.65 at December 31, 2006. The increase in book value per share was the result of the $0.34 per share earned during the quarter less the $0.10 per share common dividend. Also increasing the book value per share was $376,000 of other comprehensive income for the first three months of 2007 related to the after tax increase in the market value of investment securities available for sale.

PREMIER FINANCIAL BANCORP, INC.
MARCH 31, 2007

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company currently does not engage in any derivative or hedging activity. Refer to the Company’s 2006 10-K for analysis of the interest rate sensitivity. The Company believes there have been no significant changes in the interest rate sensitivity since previously reported on the Company’s 2006 10-K.

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
MARCH 31, 2007

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	None

Item 1A. Risk Factors

Please refer to Premier’s Annual Report on Form 10-K for the year ended December 31, 2006 for disclosures with respect to Premier’s risk factors at December 31, 2006. There have been no material changes since year-end 2006 in the specified risk factors disclosed in the Annual Report on Form 10-K.

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
MARCH 31, 2007

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PREMIER FINANCIAL BANCORP, INC.

Date: May 15, 2007                 /s/ Robert W. Walker
   Robert W. Walker
   President & Chief Executive Officer

Date: May 15, 2007                 /s/ Brien M. Chase
   Brien M. Chase
   Vice President & Chief Financial Officer