Form 10-Q
period 2007-06-30
PREMIER FINANCIAL BANCORP INC
filed 2007-08-13
CIK 887919

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.  Yes☑     No ☐.

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

Common stock, no par value, – 5,236,899 shares outstanding at July 31, 2007

PREMIER FINANCIAL BANCORP, INC.
JUNE 30, 2007

2.

PREMIER FINANCIAL BANCORP, INC.
JUNE 30, 2007

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

3.

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2007AND DECEMBER 31, 2006
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	(UNAUDITED)
	2007	2006
ASSETS
Cash and due from banks	$16,404	$16,974
Federal funds sold	37,025	27,583
Securities available for sale	123,446	121,367
Loans held for sale	3,578	1,978
Loans	343,711	343,797
Allowance for loan losses	(6,640)	(6,661)
Net loans	337,071	337,136
Federal Home Loan Bank and Federal Reserve Bank stock	3,280	3,265
Premises and equipment, net	6,384	6,533
Real estate and other property acquired through foreclosure	501	495
Interest receivable	2,839	2,821
Goodwill	15,816	15,816
Other assets	915	1,484
Total assets	$547,259	$535,452

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Non-interest bearing	$77,713	$72,784
Time deposits, $100,000 and over	54,653	53,477
Other interest bearing	321,738	312,689
Total deposits	454,104	438,950
Federal funds purchased	-	976
Securities sold under agreements to repurchase	13,526	12,555
Federal Home Loan Bank advances	5,011	7,285
Other borrowed funds	9,107	12,275
Interest payable	1,146	1,061
Other liabilities	1,117	1,348
Total liabilities	484,011	474,450

Stockholders' equity
Preferred stock, no par value; 1,000,000 shares authorized;
none issued or outstanding	-	-
Common stock, no par value; 10,000,000 shares authorized;
5,236,899 shares issued and outstanding	1,108	1,108
Additional paid in capital	43,697	43,624
Retained earnings	19,948	17,420
Accumulated other comprehensive income (loss)	(1,505)	(1,150)
Total stockholders' equity	63,248	61,002
Total liabilities and stockholders' equity	$547,259	$535,452

See Accompanying Notes to Consolidated Financial Statements
4.

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF NET INCOME
THREE AND SIX MONTHS ENDED JUNE 30, 2007AND 2006
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Interest income
Loans, including fees	$6,754	$6,404	$13,518	$12,493
Securities available for sale
Taxable	1,373	1,288	2,669	2,555
Tax-exempt	40	22	79	45
Federal funds sold and other	545	300	1,058	597
Total interest income	8,712	8,014	17,324	15,690

Interest expense
Deposits	2,788	2,140	5,458	4,089
Repurchase agreements and other	86	58	165	115
FHLB advances and other borrowings	287	251	639	455
Debentures	-	205	-	467
Total interest expense	3,161	2,654	6,262	5,126

Net interest income	5,551	5,360	11,062	10,564
Provision for loan losses	(164)	(819)	(128)	(1,013)
Net interest income after provision for loan losses	5,715	6,179	11,190	11,577

Non-interest income
Service charges on deposit accounts	707	713	1,340	1,313
Electronic banking income	153	126	290	237
Secondary market mortgage income	153	38	288	89
Life insurance benefit	-	-	212	-
Other	92	129	221	265
	1,105	1,006	2,351	1,904
Non-interest expenses
Salaries and employee benefits	2,154	2,270	4,488	4,532
Occupancy and equipment expenses	502	491	1,007	974
Outside data processing	512	517	1,038	987
Professional fees	113	121	191	255
Taxes, other than payroll, property and income	155	145	308	282
Write-downs, expenses, sales of other real estate owned, net	33	3	34	(22)
Supplies	81	90	156	175
Other expenses	577	530	1,053	1,230
	4,127	4,167	8,275	8,413
Income before income taxes	2,693	3,018	5,266	5,068
Provision for income taxes	903	1,018	1,690	1,701

Net income	$1,790	$2,000	$3,576	$3,367

Weighted average shares outstanding:
Basic	5,237	5,237	5,237	5,236
Diluted	5,268	5,264	5,266	5,268

Net income per share:
Basic	$0.34	$0.38	$0.68	$0.64
Diluted	0.34	0.38	0.68	0.64
Dividends per share	0.10	-	0.20	-

(continued)
5.

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$1,790	$2,000	$3,576	$3,367

Other comprehensive income (loss):
Unrealized gains and (losses) arising during the period	(1,108)	(897)	(538)	(1,539)
Reclassification of realized amount	-	-	-	-
Net change in unrealized gain (loss) on securities	(1,108)	(897)	(538)	(1,539)
Less tax impact	(377)	(305)	(183)	(523)
Other comprehensive income (loss):	(731)	(592)	(355)	(1,016)

Comprehensive income	$1,059	$1,408	$3,221	$2,351

See Accompanying Notes to Consolidated Financial Statements
6.

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	2007	2006
Cash flows from operating activities
Net income	$3,576	$3,367
Adjustments to reconcile net income to net cash from operating activities
Depreciation	387	408
Provision for loan losses	(128)	(1,013)
Amortization (accretion), net	(20)	33
Stock compensation expense	74	68
FHLB stock dividends	-	(68)
OREO writedowns (gains on sales), net	27	(15)
Changes in :
Interest receivable	(18)	65
Loans held for sale	(1,600)	190
Other assets	750	279
Interest payable	85	124
Other liabilities	(231)	(1,582)
Net cash from operating activities	2,902	1,856

Cash flows from investing activities
Purchases of securities available for sale	(26,129)	(11,012)
Proceeds from maturities and calls of securities available for sale	23,507	15,788
Proceeds from sale of securities available for sale	25	-
Redemption of FHLB stock, (net of purchases)	(15)	(53)
Net change in federal funds sold	(9,442)	(964)
Net change in loans	6	(13,451)
Purchases of premises and equipment, net	(238)	(290)
Proceeds from sale of other real estate acquired through foreclosure	154	1,881
Net cash from investing activities	(12,132)	(8,101)

Cash flows from financing activities
Net change in deposits	15,154	9,181
Cash dividends paid	(1,047)	-
Repayment of Federal Home Loan Bank advances	(2,274)	(410)
Repayment of subordinated notes	-	(1,402)
Proceeds from other borrowings	-	7,000
Repayment of other borrowed funds	(3,168)	(255)
Early redemption of Trust Preferred Securities	-	(7,000)
Proceeds from stock option exercises	-	27
Net change in federal funds purchased	(976)	-
Net change in agreements to repurchase securities	971	159
Net cash from financing activities	8,660	7,300

Net change in cash and cash equivalents	(570)	1,055

Cash and cash equivalents at beginning of period	16,974	16,080

Cash and cash equivalents at end of period	$16,404	$17,135

See Accompanying Notes to Consolidated Financial Statements
7.

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
SIX MONTHS ENDED JUNE 30, 2007AND 2006
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	2007	2006
Supplemental disclosures of cash flow information:
Cash paid during period for interest	$6,177	$5,002

Loans transferred to real estate acquired through foreclosure	187	354

See Accompanying Notes to Consolidated Financial Statements
8.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Premier Financial Bancorp, Inc. (the Company) and its wholly owned subsidiaries:

				June 30, 2007
		Year	Total	Net Income
Subsidiary	Location	Acquired	Assets	Qtr	Six Mos
Citizens Deposit Bank & Trust	Vanceburg, Kentucky	1991	$121,440	$446	$890
Farmers Deposit Bank	Eminence, Kentucky	1996	75,194	410	647
Ohio River Bank	Ironton, Ohio	1998	87,155	295	541
First Central Bank, Inc.	Philippi, West Virginia	1998	108,485	380	731
Boone County Bank, Inc.	Madison, West Virginia	1998	155,466	614	1,220
Mt. Vernon Financial Holdings, Inc.	Huntington, West Virginia	1999	617	(15)	185
Parent and Intercompany Eliminations			(1,098)	(340)	(638)
Consolidated Total			547,259	1,790	3,576

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

In February 2007, the FASB issued Statement No. 159 – The Fair Value Option for Financial Assets and Financial Liabilities.  The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  The new standard is effective for the Company on January 1, 2008.  The Company does not expect the adoption of SFAS No. 159 to have a material impact on the financial statements

9.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  2 –SECURITIES

Amortized cost and fair value of investment securities, by category, at June 30, 2007 are summarized as follows:
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
U. S. Treasury securities	$6,466	$-	$(67)	$6,399
U. S. agency securities	77,518	11	(865)	76,664
Obligations of states and political subdivisions	4,080	8	(90)	3,998
Mortgage-backed securities	37,661	2	(1,278)	36,385
Total available for sale	$125,725	$21	$(2,300)	$123,446

Amortized cost and fair value of investment securities, by category, at December 31, 2006 are summarized as follows:
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
U. S. Treasury securities	$6,454	$-	$(53)	$6,401
U. S. agency securities	77,885	43	(1,017)	76,911
Obligations of states and political subdivisions	3,413	15	(15)	3,413
Mortgage-backed securities	35,332	40	(755)	34,617
Corporate securities	25	-	-	25
Total available for sale	$123,109	$98	$(1,840)	$121,367

Securities with unrealized losses at June 30, 2007 aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. treasury securities	$1,472	$(12)	$4,927	$(55)	$6,399	$(67)
U.S. agency securities	20,656	(105)	49,000	(760)	69,656	(865)
Obligations of states and political subdivisions	2,812	(86)	206	(4)	3,018	(90)
Gov’t guaranteed mortgage-backed securities	1,321	(23)	11,873	(574)	13,194	(597)
Mortgage-backed securities	9,626	(84)	13,288	(597)	22,914	(681)

Total temporarily impaired	$35,887	$(310)	$79,294	$(1,990)	$115,181	$(2,300)

10.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  2–SECURITIES - continued

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

The investment portfolio is predominately high quality interest-bearing bonds with defined maturity dates backed by the U.S. Government or Government sponsored agencies.  The unrealized losses at June 30, 2007 and December 31, 2006 are price changes resulting from changes in the interest rate environment and are not considered to be other than temporary declines in the value of the securities.  Their fair value is expected to recover as the bonds approach their maturity date and/or market conditions improve.

NOTE  3 – LOANS

Major classifications of loans at June 30, 2007 and December 31, 2006 are summarized as follows:
	2007	2006
Commercial, secured by real estate	$96,274	$101,786
Commercial, other	43,769	43,981
Real estate construction	19,710	11,303
Residential real estate	137,109	138,795
Agricultural	1,795	1,930
Consumer and home equity	42,166	42,188
Other	2,888	3,814
	$343,711	$343,797

11.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3 – LOANS - continued

The following table sets forth information with respect to the Company’s impaired loans at June 30, 2007 and December 31, 2006.
	2007	2006
Impaired loans at period end with an allowance	$6,430	$7,766
Impaired loan at period end with no allowance	-	-
Amount of allowance for loan losses allocated	1,739	1,774

The following table sets forth information with respect to the Company’s nonperforming loans at June 30, 2007 and December 31, 2006.
	2007	2006
Non-accrual loans	$3,788	$4,698
Accruing loans which are contractually past due 90 days or more	879	992
Restructured loans	1,354	1,268
Total	$6,021	$6,958

NOTE  4 – ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for the three months ended June 30, 2007 and 2006 are as follows:
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Balance, beginning of period	$6,576	$7,579	$6,661	$7,892
Gross charge-offs	(64)	(334)	(324)	(761)
Recoveries	292	772	431	1,080
Provision for loan losses	(164)	(819)	(128)	(1,013)
Balance, end of period	$6,640	$7,198	$6,640	$7,198

12.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  5 – FEDERAL HOME LOAN BANK ADVANCES

The Banks own stock of the Federal Home Loan Bank (FHLB) of Cincinnati, Ohio. This stock allows the Banks to borrow advances from the FHLB.

In the first quarter of 2007, the Company prepaid $2,070,000 of advances with interest rates ranging from 5.30% to 5.60%.  All remaining advances are paid either on a monthly basis or at maturity, over remaining terms of four to six years, with fixed interest rates ranging from 4.10% to 6.64%, averaging 5.99%.  Advances are secured by the FHLB stock, certain pledged investment securities and substantially all single family first mortgage loans of the participating Banks.  Scheduled principal payments due on advances during the five calendar years subsequent to June 30, 2007 are as follows:

2007 (remaining six months)	$96
2008	200
2009	209
2010	4,218
2011	218
Thereafter	70
$5,011

13.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  6 –OTHER BORROWED FUNDS

On January 31, 2006, the Company executed and delivered to First Guaranty Bank of Hammond, Louisiana a Promissory Note and Business Loan Agreement dated January 31, 2006 for the principal amount of $7,000,000, bearing interest floating daily at the “Wall Street Journal” prime rate (currently 8.25%) and requiring monthly principal payments of $50,000 until maturity on September 28, 2017.  The note is secured by a pledge of Premier’s 100% interest in Boone County Bank (a wholly owned subsidiary) under Commercial Pledge Agreement dated January 31, 2006.  The proceeds of this note were used to redeem $7,000,000 (280,000 shares) of Premier’s 9.75% Trust Preferred Securities as of January 31, 2006.  Premier’s chairman owns approximately 27.6% of the voting stock of First Guaranty Bank.  Premier’s board of directors reviewed the loan and authorized the Company to enter into the loan transaction.  The balance of this loan was approximately $3,040,000 at June 30, 2007.

On November 10, 2006, Premier Financial Bancorp, Inc. (“Premier”) executed and delivered to The Bankers’ Bank of Kentucky, Inc. of Frankfort, Kentucky (“Bankers’ Bank”) a Term Note and Business Loan Agreement dated November 10, 2006 in the principal amount of $6,500,000, bearing interest floating daily at the “Wall Street Journal” prime rate minus 1.00% (initially 7.25%) and requiring 83 monthly principal and interest payments of $100,000 and a final payment of any balance due at maturity on November 9, 2013. The note is secured by a pledge of Premier’s 100% interest in Citizens Deposit Bank and Trust, Inc. (a wholly owned subsidiary) and Premier’s 100% interest in Farmers-Deposit Bank, Eminence, Kentucky (a wholly owned subsidiary) under a Stock Pledge and Security Agreement dated November 10, 2006. The proceeds of this note were used in conjunction with $1,750,000 of the Company’s own cash to redeem the final $8,250,000 (330,000 shares) of Premier’s 9.75% Trust Preferred Securities on November 10, 2006.  The balance of this loan was approximately $6,067,000 at June 30, 2007.

In addition to the $6,500,000 Term Note, Premier executed and delivered to the Bankers’ Bank a Promissory Note whereby Premier may request and receive monies from Bankers’ Bank from time to time, but the aggregate outstanding principal balance under the Promissory Note at any time shall not exceed $3,500,000, and the right to request and receive monies from Bankers’ Bank hereunder shall cease and terminate on November 9, 2007. The outstanding principal balance under this Promissory Note shall bear annual interest floating daily at the “Wall Street Journal” prime rate minus 1.00% (initially 7.25%). Interest on this Promissory Note shall be due and payable on the 5th day of each, January, April, July and October during the term of this Promissory Note, and at the maturity date hereof. Any outstanding principal amount loaned to Premier under this Promissory Note, and not previously repaid, shall be due on November 9, 2007.  The Promissory Note is secured by the same collateral as the $6,500,000 Term Note.  At June 30, 2007, there was no outstanding principal balance on the Promissory Note.

14.

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

These quantitative measures established by regulation to ensure capital adequacy require the Company and Banks to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of June 30, 2007, that the Company and the Banks meet all quantitative capital adequacy requirements to which they are subject.

Shown below is a summary of regulatory capital ratios for the Company:
	June 30, 2007	December 31, 2006	Regulatory Minimum Requirements	To Be Considered Well Capitalized
Tier I Capital (to Risk-Weighted Assets)	15.4%	14.7%	4.0%	6.0%
Total Capital (to Risk-Weighted Assets)	16.7%	16.0%	8.0%	10.0%
Tier I Capital (to Average Assets)	9.2%	8.9%	4.0%	5.0%

As of June 30, 2007, the most recent notification from the FRB categorized the Company and its subsidiary Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum Total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the preceding table.  There are no conditions or events since that notification that management believes have changed the Company’s category.

15.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  8 – STOCK COMPENSATION EXPENSE

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

16.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  8 – STOCK COMPENSATION EXPENSE - continued

Compensation expense of $74,000 was recorded for the first six months of 2007 compared to $68,000 for the first six months of 2006.  For the three months ended June 30, $37,000 was recorded for 2007 while $38,000 was recorded 2006.  Stock-based compensation expense is recognized ratably over the requisite service period for all awards. Unrecognized stock-based compensation expense related to stock options totaled $148,000 at June 30, 2007. This unrecognized expense is expected to be recognized over the next 30 months based on the vesting periods of the options.

A summary of the Company’s stock option activity and related information is presented below for the six months ended June 30:
	- - - - - - 2007 - - - - - -		- - - - - - 2006 - - - - - -
		Weighted Average Exercise		Weighted Average Exercise
	Options	Price	Options	Price
Outstanding at beginning of year	120,248	$12.25	111,750	$11.05
Grants	37,000	14.22	35,250	16.00
Exercises	-	-	(3,002)	9.02
Forfeitures or expired	(1,000)	14.22	(21,000)	13.00
Outstanding at June 30,	156,248	$12.70	122,998	$12.29

Exercisable at June 30,	85,764		56,432
Weighted average remaining life of options outstanding	7.4		7.8
Weighted average fair value of options granted during the year	$3.81		$5.21

Additional information regarding stock options outstanding and exercisable at June 30, 2007, is provided in the following table:

	- - - - - - - Outstanding - - - - - - -			- - - - - - - - Currently Exercisable - - - - - - - -
Range of Exercise Prices	Number	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value

$7.50 to $10.00	42,749	$8.70	$323	42,749	6.2	$8.70	$323
$10.01 to $12.50	32,999	11.62	153	21,172	7.6	11.62	98
$12.51 to $15.00	36,000	14.22	73	0	0.0	14.22	0
$15.01 to $17.50	44,500	16.12	8	21,843	6.9	16.25	3
Outstanding - June 30, 2007	156,248	12.70	$557	85,764	7.4	11.34	$424

17.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
JUNE 30, 2007

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

Net income for the six months ended June 30, 2007 was $3,576,000, or $0.68 per share, compared to net income of $3,367,000, or $0.64 per share for the six months ended June 30, 2006.  The increase in income reported for 2007 was primarily the result of higher interest income (primarily on loans), higher non-interest income, life insurance benefits on the death of a former officer of a subsidiary, and expenses in 2006 related to the accelerated amortization of issuance costs related to the early redemption of $7.0 million of Premier’s Trust Preferred securities on January 31, 2006.  These increases in profitability were only partially offset by higher interest expense and the income effect of higher negative loan loss provisions recorded in the first six months of 2006 compared to the first six months of 2007.

For the three months ended June 30, 2007, net income was $1,790,000, or $0.34 per share, compared to net income of $2,000,000 or $0.38 per share for the three months ended June 30, 2006.  The decrease in income for 2007 was largely due to the benefits of $819,000 of negative provisions for loan losses recorded during the second quarter of 2006 versus only $164,000 of negative provisions for loan losses recording during the second quarter of 2007.  Otherwise in the second quarter of 2007, interest income increased 8.7%, non-interest income increased 9.8% and non-interest expense decreased 1.0%.

18.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
JUNE 30, 2007

Net interest income for the six months ended June 30, 2007 totaled $11.06 million, up 4.7% from the $10.56 million of net interest income earned during the first six months of 2006.   Interest income in 2007 increased by $1.63 million or 10.4%, $1.03 million, or 8.2%, due to higher interest rates earned and increases in loans outstanding, and $448,000 due to higher yields and an increase in federal funds sold outstanding.  Interest expense increased in total by $1.14 million in 2007 compared to 2006, partially offsetting the increase in interest income.  Interest savings of $467,000 were realized due to the early redemption of $7.0 million of Premier’s Trust Preferred Securities on January 31, 2006 and the final $8.25 million on November 10, 2006.  A portion of the savings was offset by the $184,000 increase in interest expense related to FHLB advances and other borrowings as Premier borrowed $7.0 million to complete the January 2006 redemption and another $6.5 million to complete the November 2006 redemption.  (See Note 6 to the consolidated financial statements.)  The net interest savings realized was more than offset by a $1.37 million, or 33.5% increase in interest expense on deposits.  Due to the sustained increase in interest rates in 2007 when compared to 2006, Premier has increased the rates paid to its depositors to remain competitive in its markets.  As a result of the increase in interest income, the net interest margin for the six months ending June 30, 2007 increased to 4.39% compared to 4.28% for the same period in 2006.

Additional information on Premier’s net interest income for the first six months of 2007 and 2006 is contained in the following table.

PREMIER FINANCIAL BANCORP, INC.
AVERAGE CONSOLIDATED BALANCE SHEETS
AND NET INTEREST INCOME ANALYSIS

	Six Months Ended June 30, 2007			Six Months Ended June 30, 2006
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
Assets
Interest Earning Assets
Federal funds sold and other	$40,452	$1,058	5.27%	$25,532	$597	4.72%
Securities available for sale
Taxable	121,293	2,669	4.40	136,762	2,555	3.74
Tax-exempt	4,153	79	5.76	2,378	45	5.73
Total investment securities	125,446	2,748	4.45	139,140	2,600	3.77
Total loans	343,476	13,518	7.94	333,038	12,493	7.56
Total interest-earning assets	509,374	17,324	6.87%	497,710	15,690	6.36%
Allowance for loan losses	(6,669)			(7,885)
Cash and due from banks	13,874			13,814
Other assets	29,249			31,355
Total assets	$545,828			$534,994

Liabilities and Equity
Interest-bearing liabilities
Interest-bearing deposits	$376,586	5,458	2.92	$369,268	4,089	2.23
Short-term borrowings	13,175	165	2.53	9,415	115	2.46
FHLB advances & other borrowings	17,212	639	7.49	15,217	455	6.03
Debentures	-	-	0.00	9,701	467	9.71
Total interest-bearing liabilities	406,973	6,262	3.10%	403,601	5,126	2.56%
Non-interest bearing deposits	73,999			73,282
Other liabilities	2,428			2,368
Shareholders’ equity	62,428			55,743
Total liabilities and equity	$545,828			$534,994

Net interest earnings		$11,062			$10,564
Net interest spread			3.77%			3.80%
Net interest margin			4.39%			4.28%

19.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
JUNE 30, 2007

Additional information on Premier’s net interest income for the second quarter of 2007 and second quarter of 2006 is contained in the following table.

PREMIER FINANCIAL BANCORP, INC.
AVERAGE CONSOLIDATED BALANCE SHEETS
AND NET INTEREST INCOME ANALYSIS

	Three Months Ended June 30, 2007			Three Months Ended June 30, 2006
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
Assets
Interest Earning Assets
Federal funds sold and other	$41,897	$545	5.22%	$24,752	$300	4.86%
Securities available for sale
Taxable	121,928	1,373	4.50	135,280	1,288	3.81
Tax-exempt	4,179	40	5.80	2,299	22	5.80
Total investment securities	126,107	1,413	4.55	137,579	1,310	3.84
Total loans	343,779	6,754	7.88	338,104	6,404	7.60
Total interest-earning assets	511,782	8,712	6.84%	500,435	8,014	6.43%
Allowance for loan losses	(6,648)			(7,815)
Cash and due from banks	13,485			13,722
Other assets	29,228			30,960
Total assets	$547,848			$537,303

Liabilities and Equity
Interest-bearing liabilities
Interest-bearing deposits	$378,653	2,788	2.95	$369,144	2,140	2.33
Short-term borrowings	13,416	86	2.57	9,469	58	2.46
FHLB advances & other borrowings	15,711	287	7.33	16,153	251	6.23
Debentures	-	-	0.00	8,504	205	9.67
Total interest-bearing liabilities	407,780	3,161	3.11%	403,271	2,654	2.64%
Non-interest bearing deposits	74,427			75,137
Other liabilities	2,458			2,493
Shareholders’ equity	63,183			56,403
Total liabilities and equity	$547,848			$537,303

Net interest earnings		$5,551			$5,360
Net interest spread			3.73%			3.79%
Net interest margin			4.36%			4.30%

Net interest income for the quarter ending June 30, 2007 totaled $5.55 million, up $191,000 or 3.6% from the $5.36 million of net interest income earned in the second quarter of 2006.  Interest income in 2007 increased by $698,000 or 8.7%, largely due to higher loan income and higher interest on federal funds sold.  Interest income on loans increased by $350,000, or 5.5% as a higher volume of loans was complemented by overall higher yields.  Interest earned on federal funds sold increased by $234,000, due to higher yields earned and a higher volume outstanding.  Interest expense increased in total by $507,000 in the second quarter of 2007 compared to the same quarter of 2006, partially offsetting the increase in interest income.  Interest savings of $205,000 were realized due to the retirement of Premier’s Trust Preferred Securities in 2006. A portion of the savings was offset by the $36,000 increase in interest expense related to FHLB advances and other borrowings as Premier borrowed $13.5 million to complete the 2006 redemptions. (See Note 6 to the consolidated financial statements).  The net interest saving realized was more than offset by a $648,000, or 30.3% increase in interest expense on deposits and a $28,000 or 48.3% increase in interest expense on customer repurchase

20.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
JUNE 30, 2007

agreements.  Again, due to the higher interest rate environment in 2007 versus the same period 2006, Premier has increased the rates paid to its depositors to remain competitive in its markets.  Furthermore, deposit balances and repurchase agreements outstanding have increased in the second quarter of 2007 compared to the same quarter of 2006.  As a result of the $191,000 increase in net interest income, the net interest margin for the three months ending June 30, 2007 increased to 4.36% compared to 4.30% for the same period in 2006.

    Non-interest income increased to $2,351,000 for the first six months of 2007.  This total includes $212,000 of life insurance benefits on the death of a former officer of a subsidiary.  Excluding this benefit, non-interest income increased $235,000 in the first six months of 2007 when compared to the $1,904,000 of non-interest income for the first six months of 2006.  Service charges on deposit accounts increased by $27,000 or 2.1% to $1,340,000 in 2007 largely due to increases in the volume of deposit customers.  Electronic banking income (income from debit/credit cards, ATM fees and internet banking charges) increased $53,000 or 22.4% to $290,000 in 2007 due to increases in Premier’s deposit customer base and their greater propensity to use electronic means to conduct their banking business.  Premier’s conversion to a more modern banking software system in 2005 has allowed Premier to offer more electronic banking services and made it easier for customers to conduct their banking electronically.  Secondary market mortgage income increased $199,000, or 224%, to $288,000 in 2007 as Premier has expanded its efforts to originate mortgage loans for brokers for a commission.  Other non-interest income decreased $44,000, or 16.6%, to $221,000 in 2007 largely due to lower late payment fees on consumer loans and the termination of life insurance cash surrender value increases.  For the quarter ending June 30, 2007, non-interest income increased $99,000 to $1,105,000 compared to $1,006,000 for the second quarter of 2006.  The increase is primarily due to a $27,000 increase in electronic banking income and a $115,000 increase in secondary market mortgage income.  Theses increases were partially offset by a $37,000 decrease in other non-interest income.

Non-interest expenses for the first six months of 2007 totaled $8,275,000 or 3.02% of average assets on an annualized basis compared to $8,413,000 or 3.13% of average assets for the same period of 2006.  Staff costs decreased by $44,000, or 1.0%, to $4,488,000 in 2007 largely due to an increase in the deferral of loan origination costs.  Occupancy and equipment expenses increased by $33,000 or 3.4% to $1,007,000 in 2007 largely due to higher occupancy costs related to net rent expense, snow removal, building repairs and other occupancy expenses.  Outside data processing costs increased by $51,000 or 5.2% to $1,038,000 in 2007 largely due to fee increases for core processing and ATM processing, an increase in the number of items processed, and additional charges for new internet banking products offered by Premier.  Taxes other than payroll, property and income increased by $26,000 or 9.2% to $308,000 in 2007 largely due to an increase in shareholders’ equity subject to taxes.  Write-downs, expenses and sales of other real estate owned (OREO) increased by $56,000 from a $22,000 net gain in 2006 to $34,000 of expense in 2007 due to gains on the disposition of OREO recorded during the first six months of 2006 versus writedowns of existing OREO in 2007.  Offsetting these expense increases in first six months of 2007 were the following expense reductions.  Professional fees declined by $64,000 or 25.1% to $191,000 in 2007 largely due to lower legal fees, lower external and internal audit expense and lower consultant charges.  Supplies expense declined by $19,000, or 10.9%, to $156,000 in 2007.  Other expenses declined by $177,000 to $1,053,000 in 2007 largely due to $256,000 of accelerated issuance costs in 2006 related to the redemption of $7.0 million of Premier’s trust preferred securities on January 31, 2006 offset by increased FDIC insurance costs and accelerated amortization of origination costs on other borrowings.

21.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
JUNE 30, 2007

Non-interest expenses for the second quarter of 2007 totaled $4,127,000 or 3.01% of average assets on an annualized basis compared to $4,167,000 or 3.10% of average assets for the same period of 2006.  Staff costs decreased by $116,000, or 5.1%, largely due to an increase in the deferral of loan origination costs.  Write-downs, expenses and sales of other real estate owned (OREO) increased by $30,000 in the second quarter of 2007 due to gains on the disposition of OREO recorded during the second quarter of 2006 versus writedowns of existing OREO in 2007.  Other operating expenses increased by $47,000, or 8.9%, to $577,000 in the second quarter of 2007 largely due to an increase in FDIC insurance and the accelerated amortization of origination costs on other borrowings.  Other categories of expenses such as occupancy and equipment, outside data processing, professional fees supplies expense and taxes other than payroll, property and income were relatively unchanged, as individual categories and collectively, in the second quarter of 2007 compared to the same quarter of 2006.

Income tax expense was $1,690,000 for the first six months of 2007 compared to $1,701,000 for the first six months of 2006.  The effective tax rate for the six months ended June 30, 2007 was 32.1%, compared to the 33.6% effective tax rate for the same period in 2006.  The decrease in the effective tax rate is largely due to the life insurance benefits realized in 2007 which are exempt from income tax.  Income tax expense for the quarter ending June 30, 2007 was $903,000 (33.5% effective tax rate) compared to $1,018,000 (33.7% effective tax rate) for the same period of 2006.  The slight decrease in the effective tax rate is largely due to the slight increase in tax-exempt investment and loan income.

The annualized returns on shareholders’ equity and average assets were approximately 11.39% and 1.30% for the six months ended June 30, 2007 compared to 12.05% and 1.25% for the same period in 2006.  For the quarter ending June 30, 2007, annualized returns on shareholders’ equity and average assets were approximately 11.33% and 1.31% compared to 14.26% and 1.49% for the same quarter in 2006.

22.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
JUNE 30, 2007

B.         Financial Position

Total assets at June 30, 2007 increased $11.8 million to $547.3 million from the $535.5 million at December 31, 2006.  Earning assets increased to $508.9 million at June 30, 2007 from the $496.7 million at December 31, 2006, an increase of $12.2 million, or 2.5%.  The increase was due to an increase federal funds sold and the securities portfolio with a partially offsetting decrease in total cash and due from banks.

Cash and due from banks at June 30, 2007 was $16.4 million, a $570,000 decrease from the $17.0 million at December 31, 2006.  Federal funds sold increased $9.4 million from the $27.6 million reported at December 31, 2006.  Changes in these two highly liquid assets are generally in response to increases in deposits, the demand for deposit withdrawals or the funding of loans and are part of Premier’s management of its liquidity and interest rate risks.  The increase in federal funds sold during the first six months of 2007 is in response to proceeds from increases in total deposits that were not invested in high quality securities.  These funds were held in federal funds sold due to the inverted yield curve earlier in 2007.  During a period of an inverted yield curve, shorter-term investments, such as federal funds sold, yield higher interest income than longer-term investments such as investment grade bonds.  (A normal yield curve rewards longer-term investing with higher interest yields.)  As a result, Premier has been keeping its funds from the growth in deposits in higher yielding federal funds sold and investing in investment grade bonds when yields were comparable.

Securities available for sale totaled $123.4 million at June 30, 2007, a $2.1 million increase from the $121.4 million at December 31, 2006.  The modest increase in comparison to the increase in federal funds sold was largely due to the inverted yield curve earlier in 2007.  The inverted yield curve resulted in lower returns for longer-term investments and thus no additional interest reward for the interest rate risk being assumed with a longer-term investment.  The yield curve became more traditional during the second quarter of 2007, and accordingly, Premier began to resume its normal investment security purchase activity.  Additionally, the investment portfolio decreased $538,000 due to declines in the market value of the total portfolio.  The investment portfolio is predominately high quality interest-bearing bonds with defined maturity dates backed by the U.S. Government or Government sponsored agencies.  The unrealized losses at June 30, 2007 and December 31, 2006 are price changes resulting from changes in the interest rate environment and are not considered to be other than temporary declines in the value of the securities.  Their fair value is expected to recover as the bonds approach their maturity date and/or market conditions improve.  Additional details on investment activities can be found in the Consolidated Statements of Cash Flows.

Total loans at June 30, 2007 were $343.7 million compared to $343.8 million at December 31, 2006, virtually unchanged.  Premier has been able to offset continued loan collections at Farmers Deposit Bank, pay-offs on impaired loans and net payments on other loans, plus the charge-off of $324,000 of uncollectible loans across the company with new loans to customers.

Deposits totaled $454.1 million as of June 30, 2007, a $15.1 million increase from the $439.0 million in deposits at December 31, 2006.  The increase is largely due to a $9.0 million increase in other interest bearing deposits coupled with a $1.2 million increase in time deposits $100,000 and over.  Non-interest bearing deposits increased by an additional $4.9 million which helped to fund interest bearing assets without negatively impacting the net interest margin.  Repurchase agreements with corporate and public entity customers increased by $0.9 million to $13.5 million as of June 30, 2007.

23.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
JUNE 30, 2007

Federal Home Loan Bank (FHLB) advances declined by $2.3 million in the first six months of 2007 due to regularly scheduled principal payments and $2.1 million of debt prepayments.  Other borrowed funds decreased by $3.2 million since December 31, 2006, due to regularly scheduled principal payments and $2,500,000 of debt prepayments.  See Notes 5and 6 to the consolidated financial statements for additional information on the Company’s outstanding bank debt and FHLB advances.

The following table sets forth information with respect to the Company’s nonperforming assets at June 30, 2007 and December 31, 2006.

	(In Thousands)
	2007	2006
Non-accrual loans	$3,788	$4,698
Accruing loans which are contractually past due 90 days or more	879	992
Restructured	1,354	1,268
Total non-performing loans	6,021	6,958
Other real estate acquired through foreclosure	501	495
Total non-performing assets	$6,522	$7,453

Non-performing loans as a percentage of total loans	1.75%	2.02%

Non-performing assets as a percentage of total assets	1.19%	1.39%

Total non-performing loans and non-performing assets have decreased since year-end largely due to loan pay-offs received on non-accrual loans during the first half of 2007, partially offset by additional loans placed on non-accrual during the second quarter of 2007.  Accruing loans past due 90 days or more also declined in the first six months of 2007 due to collection efforts by the Company.  Premier continues to make a significant effort to reduce its past due and non-performing loans by reviewing loan files, using the courts to bring borrowers current with the terms of their loan agreements and/or the foreclosure and sale of OREO properties.  As in the past, when these plans are executed, Premier may experience increases in non-performing loans and non-performing assets. Furthermore, any resulting increases in loans placed on non-accrual status will have a negative impact on future loan interest income.  Also, as these plans are executed, other loans may be identified that would necessitate additional charge-offs and potentially additional provisions for loan losses.

24.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
JUNE 30, 2007

During the second quarter of 2007, the Company reversed $164,000 of previously recorded provisions for loan losses (negative provisions) due to $292,000 of recoveries of previously charged-off loans and collections on impaired loans that had an allowance for loan losses allocation.  This negative provision compares to the second quarter of 2006 when Premier reversed $819,000 of previously recorded provisions for loan losses (negative provisions).  The negative provisions were made in accordance with Premier’s policies regarding management’s estimation of probable incurred losses in the loan portfolio and the adequacy of the allowance for loan losses, which are in accordance with accounting principles generally accepted in the United States of America.  The negative provisions in the second quarter of 2006 were the result of continued improvement in the estimated credit risk at banks formerly subject to regulatory agreements and payments on loans previously identified as having significant credit risk at Farmers Deposit Bank and at First Central Bank, and $772,000 of recoveries of previously charged-off loans.  For the first six months of 2007, the negative provisions in the second quarter of 2007 more than offset the $36,000 of additional provisions recorded to provide for the increased credit risk in the loan portfolio in the first quarter of 2007.  The net $128,000 in negative provisions in the first six months of 2007 compare to $1,103,000 of negative provisions recorded during the first six months of 2006.  Future provisions to the allowance for loan losses, positive or negative, will depend on future improvement or deterioration in estimated credit risk in the loan portfolio as well as whether additional payments are received on loans having significant credit risk.  Premier continues to monitor and evaluate the impact that national housing market price declines may have on its local markets and collateral valuations as management evaluates the adequacy of the allowance for loan losses.  While some price deterioration is expected, it is not currently anticipated that Premier’s markets will be impacted as severely as other areas of the country due to the historically modest increases in real estate values in the Company’s markets.

Gross charge-offs totaled $324,000 during the first six months of 2007.  Any collections on these loans would be presented in future financial statements as recoveries of the amounts charged against the allowance.  Recoveries recorded during the first six months of 2007 totaled $431,000, resulting in net recoveries for the first six months of 2007 of $107,000.  This compares to $319,000 of net recoveries recorded in the first six months of 2006.  The allowance for loan losses at June 30, 2007 was 1.93% of total loans as compared to 1.94% at December 31, 2006.  The slightly declining percentage of allowance for loan losses to total loans is largely due to the net recoveries recorded in the first half of 2007 being offset by the $128,000 of negative provisions and virtually no change in total loans outstanding since year-end.

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

25.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
JUNE 30, 2007

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

2.	Cash flow generated by repayment of loans and interest.

3.	Arrangements with correspondent banks for purchase of unsecured federal funds.

4.	The sale of securities under repurchase agreements and borrowing from the Federal Home Loan Bank.

5.	Maintenance of an adequate available-for-sale security portfolio. The Company owns $123.4 million of securities at market value as of June 30, 2007.

The cash flow statements for the periods presented in the financial statements provide an indication of the Company’s sources and uses of cash as well as an indication of the ability of the Company to maintain an adequate level of liquidity.

E.           Capital

At June 30, 2007, total shareholders’ equity of $63.2 million was 11.6% of total assets.  This compares to total shareholders’ equity of $61.0 million or 11.4% of total assets on December 31, 2006.

Tier I capital totaled $48.9 million at June 30, 2007, which represents a Tier I leverage ratio of 9.2%.  This ratio is up from the 8.9% at December 31, 2006 due to Premier’s continued profitability in relation to the growth in total assets.

Book value per share was $12.08 at June 30, 2007, and $11.65 at December 31, 2006.  The increase in book value per share was the result of the $0.68 per share earned during the first six months less the $0.20 per share common dividend.  Also decreasing the book value per share was $355,000 of other comprehensive loss for the first six months of 2007 related to the after tax decrease in the market value of investment securities available for sale.

26.

PREMIER FINANCIAL BANCORP, INC.
JUNE 30, 2007

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

27.

PREMIER FINANCIAL BANCORP, INC.
JUNE 30, 2007

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds           None

Item 3.  Defaults Upon Senior Securities                             None

Item 4.  Submission of Matters to a vote of Security Holders

(a)	Annual meeting of the Shareholders was held June 20, 2007.

(b)	All director nominees were elected.

(c)	Certain matters voted upon at the meeting and the votes cast with respect to such matters are as follows:

      (i) The following were elected as directors of the Company for a term of one year.

Director	Votes Received	Votes Withheld
1. Toney K. Adkins	4,812,247	16,472
2. Hosmer A. Brown, III	4,812,299	16,420
3. Edsel R. Burns	4,812,609	16,110
4. E. V. Holder, Jr.	4,812,562	16,157
5. Keith F. Molihan	4,812,711	16,008
6. Marshall T. Reynolds	4,805,384	23,335
7. Neal Scaggs	4,812,562	16,157
8. Robert W. Walker	4,811,858	16,861
9. Thomas W. Wright	4,813,297	15,422

(ii) Ratification of Crowe Chizek and Company LLC as independent auditors of the Corporation for 2007. Votes for 4,814,085; votes against 12,722; votes abstaining 1,912.

Item 5. Other Information                                      None

28.

PREMIER FINANCIAL BANCORP, INC.
JUNE 30, 2007

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

29.

PREMIER FINANCIAL BANCORP, INC.
JUNE 30, 2007

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PREMIER FINANCIAL BANCORP, INC.

Date: August 13, 2007                                 /s/ Robert W. Walker
Robert W. Walker
President & Chief Executive Officer

Date: August 13, 2007                                 /s/ Brien M. Chase
Brien M. Chase
Vice President & Chief Financial Officer

30.