Form 10-Q
period 2007-09-30
PREMIER FINANCIAL BANCORP INC
filed 2007-11-13
CIK 887919

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

Common stock, no par value, – 5,237,899 shares outstanding at November 1, 2007

PREMIER FINANCIAL BANCORP, INC.
SEPTEMBER 30, 2007

PREMIER FINANCIAL BANCORP, INC.
SEPTEMBER 30, 2007

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

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2007AND DECEMBER 31, 2006
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	(UNAUDITED)
	2007	2006
ASSETS
Cash and due from banks	$15,152	$16,974
Federal funds sold	35,238	27,583
Securities available for sale	123,347	121,367
Loans held for sale	4,251	1,978
Loans	346,502	343,797
Allowance for loan losses	(6,499)	(6,661)
Net loans	340,003	337,136
Federal Home Loan Bank and Federal Reserve Bank stock	3,316	3,265
Premises and equipment, net	6,259	6,533
Real estate and other property acquired through foreclosure	229	495
Interest receivable	3,179	2,821
Goodwill	15,816	15,816
Other assets	212	1,484
Total assets	$547,002	$535,452

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Non-interest bearing	$76,735	$72,784
Time deposits, $100,000 and over	54,074	53,477
Other interest bearing	320,151	312,689
Total deposits	450,960	438,950
Federal funds purchased	-	976
Securities sold under agreements to repurchase	13,034	12,555
Federal Home Loan Bank advances	4,910	7,285
Other borrowed funds	8,767	12,275
Interest payable	1,184	1,061
Other liabilities	2,675	1,348
Total liabilities	481,530	474,450

Stockholders' equity
Preferred stock, no par value; 1,000,000 shares authorized;
none issued or outstanding	-	-
Common stock, no par value; 10,000,000 shares authorized;
5,236,899 shares issued and outstanding	1,108	1,108
Additional paid in capital	43,732	43,624
Retained earnings	21,232	17,420
Accumulated other comprehensive income (loss)	(600)	(1,150)
Total stockholders' equity	65,472	61,002
Total liabilities and stockholders' equity	$547,002	$535,452

See Accompanying Notes to Consolidated Financial Statements

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF NET INCOME
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007AND 2006
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Interest income
Loans, including fees	$6,825	$6,637	$20,343	$19,130
Securities available for sale
Taxable	1,424	1,300	4,093	3,855
Tax-exempt	39	24	118	69
Federal funds sold and other	450	287	1,508	884
Total interest income	8,738	8,248	26,062	23,938

Interest expense
Deposits	2,815	2,351	8,273	6,440
Repurchase agreements and other	83	60	248	175
FHLB advances and other borrowings	250	255	889	710
Debentures	-	205	-	672
Total interest expense	3,148	2,871	9,410	7,997

Net interest income	5,590	5,377	16,652	15,941
Provision for loan losses	25	(38)	(103)	(1,051)
Net interest income after provision for loan losses	5,565	5,415	16,755	16,992

Non-interest income
Service charges on deposit accounts	691	775	2,031	2,088
Electronic banking income	156	129	446	366
Secondary market mortgage income	172	94	460	183
Life insurance benefit	-	-	212	-
Other	91	129	312	394
	1,110	1,127	3,461	3,031
Non-interest expenses
Salaries and employee benefits	2,159	2,314	6,647	6,846
Occupancy and equipment expenses	483	575	1,490	1,549
Outside data processing	537	525	1,575	1,512
Professional fees	110	108	301	363
Taxes, other than payroll, property and income	128	160	436	442
Write-downs, expenses, sales of other real estate owned, net of gains	(111)	(7)	(77)	(29)
Supplies	74	77	230	252
Other expenses	577	571	1,630	1,801
	3,957	4,323	12,232	12,736
Income before income taxes	2,718	2,219	7,984	7,287
Provision for income taxes	911	744	2,601	2,445

Net income	$1,807	$1,475	$5,383	$4,842

Weighted average shares outstanding:
Basic	5,237	5,237	5,237	5,236
Diluted	5,262	5,262	5,265	5,264

Net income per share:
Basic	$0.35	$0.28	$1.03	$0.92
Diluted	0.34	0.28	1.02	0.92
Dividends per share	0.10	0.05	0.30	0.05
(continued)

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income	$1,807	$1,475	$5,383	$4,842

Other comprehensive income:
Unrealized gains arising during the period	1,371	2,136	833	597
Reclassification of realized amount	-	-	-	-
Net change in unrealized gain (loss) on securities	1,371	2,136	833	597
Less tax impact	466	726	283	203
Other comprehensive income:	905	1,410	550	394

Comprehensive income	$2,712	$2,885	$5,933	$5,236

See Accompanying Notes to Consolidated Financial Statements

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	2007	2006
Cash flows from operating activities
Net income	$5,383	$4,842
Adjustments to reconcile net income to net cash from operating activities
Depreciation	573	666
Provision for loan losses	(103)	(1,051)
Amortization (accretion), net	(31)	37
Stock compensation expense	108	104
FHLB stock dividends	-	(103)
OREO writedowns (gains on sales), net	(47)	(34)
Loans originated for sale	(22,835)	(7,875)
Secondary market loans sold	20,562	7,604
Changes in :
Interest receivable	(358)	(199)
Other assets	989	733
Interest payable	123	489
Other liabilities	(150)	(1,618)
Net cash from operating activities	4,214	3,595

Cash flows from investing activities
Purchases of securities available for sale	(28,114)	(15,004)
Proceeds from maturities and calls of securities available for sale	28,450	23,472
Proceeds from sale of securities available for sale	25	-
Redemption of FHLB stock, (net of purchases)	(51)	(58)
Net change in federal funds sold	(7,655)	(3,258)
Net change in loans	(2,966)	(17,685)
Purchases of premises and equipment, net	(299)	(392)
Proceeds from sale of other real estate acquired through foreclosure	515	2,133
Net cash from investing activities	(10,095)	(10,792)

Cash flows from financing activities
Net change in deposits	12,010	9,977
Cash dividends paid	(1,571)	(261)
Repayment of Federal Home Loan Bank advances	(2,375)	(702)
Repayment of subordinated notes	-	(1,402)
Proceeds from other borrowings	-	7,000
Repayment of other borrowed funds	(3,508)	(413)
Early redemption of Trust Preferred Securities	-	(7,000)
Proceeds from stock option exercises	-	27
Net change in federal funds purchased	(976)	-
Net change in agreements to repurchase securities	479	157
Net cash from financing activities	4,059	7,383

Net change in cash and cash equivalents	(1,822)	186

Cash and cash equivalents at beginning of period	16,974	16,080

Cash and cash equivalents at end of period	$15,152	$16,266

(continued)

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
NINE MONTHS ENDED SEPTEMBER 30, 2007AND 2006
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	2007	2006
Supplemental disclosures of cash flow information:
Cash paid during period for interest	$9,287	$7,508

Loans transferred to real estate acquired through foreclosure	202	465

See Accompanying Notes to Consolidated Financial Statements

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Premier Financial Bancorp, Inc. (the Company) and its wholly owned subsidiaries:

				September 30, 2007
		Year	Total	Net Income
Subsidiary	Location	Acquired	Assets	Qtr	YTD
Citizens Deposit Bank & Trust	Vanceburg, Kentucky	1991	$123,238	$446	$1,336
Farmers Deposit Bank	Eminence, Kentucky	1996	71,934	327	974
Ohio River Bank	Ironton, Ohio	1998	85,795	297	838
First Central Bank, Inc.	Philippi, West Virginia	1998	110,314	366	1,097
Boone County Bank, Inc.	Madison, West Virginia	1998	156,596	652	1,872
Mt. Vernon Financial Holdings, Inc.	Huntington, West Virginia	1999	635	13	198
Parent and Intercompany Eliminations			(1,510)	(294)	(932)
Consolidated Total			547,002	1,807	5,383

All significant intercompany transactions and balances have been eliminated.

The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), as of January 1, 2007.  The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the state of West Virginia.  The Company recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other expense.  The Company did not have any amounts accrued for interest and penalties at January 1, 2007.  Under FIN 48, a tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination.  For tax positions not meeting the "more likely than not" test, no tax benefit is recorded.  The Company is no longer subject to examination by taxing authorities for years before 2004.  The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.  The adoption had no effect on the Company’s financial statements.

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  2 –SECURITIES

Amortized cost and fair value of investment securities, by category, at September 30, 2007 are summarized as follows:
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
U. S. Treasury securities	$6,472	$25	$(4)	$6,493
U. S. agency securities	76,012	191	(294)	75,909
Obligations of states and political subdivisions	4,080	6	(26)	4,060
Mortgage-backed securities	37,692	32	(839)	36,885
Total available for sale	$124,256	$254	$(1,163)	$123,347

Amortized cost and fair value of investment securities, by category, at December 31, 2006 are summarized as follows:
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
U. S. Treasury securities	$6,454	$-	$(53)	$6,401
U. S. agency securities	77,885	43	(1,017)	76,911
Obligations of states and political subdivisions	3,413	15	(15)	3,413
Mortgage-backed securities	35,332	40	(755)	34,617
Corporate securities	25	-	-	25
Total available for sale	$123,109	$98	$(1,840)	$121,367

Securities with unrealized losses at September 30, 2007 aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. treasury securities	$-	$-	$986	$(4)	$986	$(4)
U.S. agency securities	-	-	43,980	(294)	43,980	(294)
Obligations of states and political subdivisions	2,963	(24)	208	(2)	3,171	(26)
Gov’t guaranteed mortgage-backed securities	1,312	(6)	11,537	(384)	12,849	(390)
Mortgage-backed securities	5,290	(53)	12,911	(396)	18,201	(449)

Total temporarily impaired	$9,565	$(83)	$69,622	$(1,080)	$79,187	$(1,163)

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

The investment portfolio is predominately high quality interest-bearing bonds with defined maturity dates backed by the U.S. Government or Government sponsored agencies.  The unrealized losses at September 30, 2007 and December 31, 2006 are price changes resulting from changes in the interest rate environment and are not considered to be other than temporary declines in the value of the securities.  Their fair value is expected to recover as the bonds approach their maturity date and/or market conditions improve.

NOTE  3 – LOANS

Major classifications of loans at September 30, 2007 and December 31, 2006 are summarized as follows:
	2007	2006
Commercial, secured by real estate	$100,604	$101,786
Commercial, other	41,164	43,981
Real estate construction	19,983	11,303
Residential real estate	136,516	138,795
Agricultural	2,033	1,930
Consumer and home equity	43,038	42,188
Other	3,164	3,814
	$346,502	$343,797

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3 – LOANS - continued

The following table sets forth information with respect to the Company’s impaired loans at September 30, 2007 and December 31, 2006.
	2007	2006
Impaired loans at period end with an allowance	$4,895	$7,766
Impaired loan at period end with no allowance	-	-
Amount of allowance for loan losses allocated	1,528	1,774

The following table sets forth information with respect to the Company’s nonperforming loans at September 30, 2007 and December 31, 2006.
	2007	2006
Non-accrual loans	$3,432	$4,698
Accruing loans which are contractually past due 90 days or more	1,048	992
Restructured loans	1,428	1,268
Total	$5,908	$6,958

NOTE  4 – ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for the three and nine months ended September 30, 2007 and 2006 are as follows:
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Balance, beginning of period	$6,640	$7,198	$6,661	$7,892
Gross charge-offs	(312)	(370)	(636)	(1,131)
Recoveries	146	151	577	1,231
Provision for loan losses	25	(38)	(103)	(1,051)
Balance, end of period	$6,499	$6,941	$6,499	$6,941

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  5 – FEDERAL HOME LOAN BANK ADVANCES

The Banks own stock of the Federal Home Loan Bank (FHLB) of Cincinnati, Ohio. This stock allows the Banks to borrow advances from the FHLB.

In the first quarter of 2007, the Company prepaid $2,070,000 of advances with interest rates ranging from 5.30% to 5.60%.  All remaining advances are paid either on a monthly basis or at maturity, over remaining terms of three to five years, with fixed interest rates ranging from 4.10% to 6.64%, averaging 6.04%.  Advances are secured by the FHLB stock, certain pledged investment securities and substantially all single family first mortgage loans of the participating Banks.  Scheduled principal payments due on advances during the five calendar years subsequent to September 30, 2007 are as follows:

2007 (remaining three months)	$46
2008	190
2009	198
2010	4,207
2011	206
Thereafter	63
$4,910

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  6 –OTHER BORROWED FUNDS

On January 31, 2006, the Company executed and delivered to First Guaranty Bank of Hammond, Louisiana a Promissory Note and Business Loan Agreement dated January 31, 2006 for the principal amount of $7,000,000, bearing interest floating daily at the “Wall Street Journal” prime rate (currently 8.25%) and requiring monthly principal payments of $50,000 until maturity on September 28, 2017.  The note is secured by a pledge of Premier’s 100% interest in Boone County Bank (a wholly owned subsidiary) under Commercial Pledge Agreement dated January 31, 2006.  The proceeds of this note were used to redeem $7,000,000 (280,000 shares) of Premier’s 9.75% Trust Preferred Securities as of January 31, 2006.  Premier’s chairman owns approximately 27.6% of the voting stock of First Guaranty Bank.  Premier’s board of directors reviewed the loan and authorized the Company to enter into the loan transaction.  The balance of this loan was approximately $2,889,000 at September 30, 2007.

On November 10, 2006, Premier Financial Bancorp, Inc. (“Premier”) executed and delivered to The Bankers’ Bank of Kentucky, Inc. of Frankfort, Kentucky (“Bankers’ Bank”) a Term Note and Business Loan Agreement dated November 10, 2006 in the principal amount of $6,500,000, bearing interest floating daily at the “Wall Street Journal” prime rate minus 1.00% (initially 7.25%) and requiring 83 monthly principal and interest payments of $100,000 and a final payment of any balance due at maturity on November 9, 2013. The note is secured by a pledge of Premier’s 100% interest in Citizens Deposit Bank and Trust, Inc. (a wholly owned subsidiary) and Premier’s 100% interest in Farmers-Deposit Bank, Eminence, Kentucky (a wholly owned subsidiary) under a Stock Pledge and Security Agreement dated November 10, 2006. The proceeds of this note were used in conjunction with $1,750,000 of the Company’s own cash to redeem the final $8,250,000 (330,000 shares) of Premier’s 9.75% Trust Preferred Securities on November 10, 2006.  The balance of this loan was approximately $5,878,000 at September 30, 2007.

In addition to the $6,500,000 Term Note, Premier executed and delivered to the Bankers’ Bank a Promissory Note whereby Premier may request and receive monies from Bankers’ Bank from time to time, but the aggregate outstanding principal balance under the Promissory Note at any time shall not exceed $3,500,000, and the right to request and receive monies from Bankers’ Bank hereunder shall cease and terminate on November 9, 2007. The outstanding principal balance under this Promissory Note shall bear annual interest floating daily at the “Wall Street Journal” prime rate minus 1.00% (initially 7.25%). Interest on this Promissory Note shall be due and payable on the 5th day of each, January, April, July and October during the term of this Promissory Note, and at the maturity date hereof. Any outstanding principal amount loaned to Premier under this Promissory Note, and not previously repaid, shall be due on November 9, 2007.  The Promissory Note is secured by the same collateral as the $6,500,000 Term Note.  At September 30, 2007, there was no outstanding principal balance on the Promissory Note.

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

These quantitative measures established by regulation to ensure capital adequacy require the Company and Banks to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of September 30, 2007, that the Company and the Banks meet all quantitative capital adequacy requirements to which they are subject.

Shown below is a summary of regulatory capital ratios for the Company:
	Sept 30, 2007	December 31, 2006	Regulatory Minimum Requirements	To Be Considered Well Capitalized
Tier I Capital (to Risk-Weighted Assets)	15.7%	14.7%	4.0%	6.0%
Total Capital (to Risk-Weighted Assets)	17.0%	16.0%	8.0%	10.0%
Tier I Capital (to Average Assets)	9.5%	8.9%	4.0%	5.0%

As of September 30, 2007, the most recent notification from the FRB categorized the Company and its subsidiary Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum Total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the preceding table.  There are no conditions or events since that notification that management believes have changed the Company’s category.

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  8 – STOCK COMPENSATION EXPENSE - continued

Compensation expense of $108,000 was recorded for the first nine months of 2007 compared to $104,000 for the first nine months of 2006.  For the three months ended Sept 30, $34,000 was recorded for 2007 while $36,000 was recorded 2006.  Stock-based compensation expense is recognized ratably over the requisite service period for all awards. Unrecognized stock-based compensation expense related to stock options totaled $93,000 at September 30, 2007. This unrecognized expense is expected to be recognized over the next 27 months based on the vesting periods of the options.

A summary of the Company’s stock option activity and related information is presented below for the nine months ended September 30:

	- - - - - - 2007 - - - - - -		- - - - - - 2006 - - - - - -
		Weighted Average Exercise		Weighted Average Exercise
	Options	Price	Options	Price
Outstanding at beginning of year	120,248	$12.25	111,750	$11.05
Grants	37,000	14.22	35,250	16.00
Exercises	-	-	(3,002)	9.02
Forfeitures or expired	(4,831)	14.44	(21,750)	13.10
Outstanding at September 30,	152,417	$12.66	122,248	$12.26

Exercisable at September 30,	85,764		56,432
Weighted average remaining life of options outstanding	7.1		7.6
Weighted average fair value of options granted during the year	$3.81		$5.21

Additional information regarding stock options outstanding and exercisable at September 30, 2007, is provided in the following table:

	- - - - - - - Outstanding - - - - - - -			- - - - - - - - Currently Exercisable - - - - - - - -
Range of Exercise Prices	Number	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value

$7.50 to $10.00	42,749	$8.70	$261	42,749	5.9	$8.70	$261
$10.01 to $12.50	32,500	11.62	103	21,172	7.3	11.62	67
$12.51 to $15.00	34,000	14.22	20	0	0.0	14.22	0
$15.01 to $17.50	43,168	16.13	0	21,843	6.6	16.25	0
Outstanding - September 30, 2007	152,417	12.66	$384	85,764	7.1	11.34	$328

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  9 – PENDING ACQUISITION

On October 24, 2007, Premier Financial Bancorp, Inc. (Premier) entered into a material definitive agreement with Citizens First Bank, Inc. (Citizens First), a bank with $59 million of total assets located in Ravenswood, West Virginia.  Under terms of the definitive agreement, Premier will purchase Citizens First for up to $11,700,000 in stock and cash.  Each share of Citizens First common stock will be entitled to merger consideration of cash and stock that will generally total $29.25, subject to certain limitations.  Premier will issue 480,000 shares of its common stock plus, depending upon Premier’s stock price nearer to transaction closing, Premier will pay in total up to $5.3 million in cash to the shareholders of Citizens First.  The transaction, which still requires approval by regulatory agencies and Citizens First’s shareholders, is anticipated to close sometime in the first quarter of 2008.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2007

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

Net income for the nine months ended September 30, 2007 was $5,383,000, or $1.03 per share, compared to net income of $4,842,000, or $0.92 per share for the nine months ended September 30, 2006.  The increase in income reported for 2007 was primarily the result of higher interest income (primarily on loans), higher non-interest income, life insurance benefits on the death of a former officer of a subsidiary, and expenses in 2006 related to the accelerated amortization of issuance costs related to the early redemption of $7.0 million of Premier’s Trust Preferred securities on January 31, 2006.  These increases in profitability were only partially offset by higher interest expense and the income effect of higher negative loan loss provisions recorded in the first nine months of 2006 compared to the first nine months of 2007.

For the three months ended September 30, 2007, net income was $1,807,000, or $0.35 per share, compared to net income of $1,475,000 or $0.28 per share for the three months ended September 30, 2006.  The increase in income for 2007 was primarily due to a 5.9% increase in interest income, an 83.0% increase in secondary market mortgage income and an 8.5% decrease in non-interest expense.  These increases in profitability were only partially offset by a 4.0% increase in interest expense and the income effect of negative loan loss provisions recorded in the third quarter of 2006 compared to the provision expense in the third quarter of 2007.

Net interest income for the nine months ended September 30, 2007 totaled $16.65 million, up 4.5% from the $15.94 million of net interest income earned during the first nine months of 2006.   Interest income in 2007 increased by $2.12 million or 8.9%, $1.21 million, or 6.3%, due to higher interest rates earned and increases in loans outstanding, $600,000 due to higher yields and an increase in federal funds sold outstanding, and $287,000 due to higher yields on securities available-for-sale although average investments outstanding decreased.  Interest expense increased in total

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2007

by $1.41 million in 2007 compared to 2006, partially offsetting the increase in interest income.  Interest savings of $672,000 were realized due to the early redemption of $7.0 million of Premier’s Trust Preferred Securities on January 31, 2006 and the final $8.25 million on November 10, 2006.  A portion of the savings was offset by the $179,000 increase in interest expense related to FHLB advances and other borrowings as Premier borrowed $7.0 million to complete the January 2006 redemption and another $6.5 million to complete the November 2006 redemption.  (See Note 6 to the consolidated financial statements.)  The net interest savings realized was more than offset by a $1.83 million, or 28.5% increase in interest expense on deposits.  Due to the sustained increase in interest rates in 2007 when compared to 2006, Premier has increased the rates paid to its depositors to remain competitive in its markets.  As a result of the increase in interest income, the net interest margin for the nine months ending September 30, 2007 increased to 4.39% compared to 4.29% for the same period in 2006.

Additional information on Premier’s net interest income for the first nine months of 2007 and 2006 is contained in the following table.

PREMIER FINANCIAL BANCORP, INC.
AVERAGE CONSOLIDATED BALANCE SHEETS
AND NET INTEREST INCOME ANALYSIS

	Nine Months Ended Sept 30, 2007			Nine Months Ended Sept 30, 2006
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
Assets
Interest Earning Assets
Federal funds sold and other	$38,696	$1,508	5.21%	$24,006	$884	4.92%
Securities available for sale
Taxable	122,247	4,093	4.46	134,974	3,853	3.81
Tax-exempt	4,104	118	5.81	2,288	70	6.18
Total investment securities	126,351	4,211	4.51	137,262	3,923	3.85
Total loans	343,759	20,343	7.91	336,327	19,130	7.60
Total interest-earning assets	508,806	26,062	6.86%	497,595	23,937	6.44%
Allowance for loan losses	(6,650)			(7,663)
Cash and due from banks	13,871			13,760
Other assets	29,547			31,035
Total assets	$545,574			$534,727

Liabilities and Equity
Interest-bearing liabilities
Interest-bearing deposits	$376,335	8,273	2.94	$368,983	6,439	2.33
Short-term borrowings	13,195	248	2.51	9,464	175	2.47
FHLB advances & other borrowings	16,078	889	7.39	14,930	710	6.36
Debentures	-	-	0.00	9,298	672	9.66
Total interest-bearing liabilities	405,608	9,410	3.10%	402,675	7,996	2.65%
Non-interest bearing deposits	74,279			72,891
Other liabilities	2,578			2,594
Shareholders’ equity	63,109			56,567
Total liabilities and equity	$545,574			$534,727

Net interest earnings		$16,652			$15,941
Net interest spread			3.76%			3.79%
Net interest margin			4.39%			4.29%

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2007

Additional information on Premier’s net interest income for the third quarter of 2007 and third quarter of 2006 is contained in the following table.

PREMIER FINANCIAL BANCORP, INC.
AVERAGE CONSOLIDATED BALANCE SHEETS
AND NET INTEREST INCOME ANALYSIS

	Three Months Ended Sept 30, 2007			Three Months Ended Sept 30, 2006
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
Assets
Interest Earning Assets
Federal funds sold and other	$35,241	$450	5.07%	$21,004	$287	5.42%
Securities available for sale
Taxable	124,124	1,425	4.59	131,456	1,299	3.95
Tax-exempt	4,008	38	5.75	2,111	24	6.89
Total investment securities	128,132	1,463	4.63	133,567	1,323	4.00
Total loans	344,316	6,826	7.87	342,798	6,637	7.68
Total interest-earning assets	507,689	8,738	6.85%	497,369	8,247	6.60%
Allowance for loan losses	(6,613)			(7,226)
Cash and due from banks	13,865			13,654
Other assets	30,133			30,405
Total assets	$545,074			$534,202

Liabilities and Equity
Interest-bearing liabilities
Interest-bearing deposits	$375,841	2,814	2.97	$368,423	2,350	2.53
Short-term borrowings	13,234	83	2.49	9,560	60	2.49
FHLB advances & other borrowings	13,847	251	7.19	14,365	255	7.04
Debentures	-	-	0.00	8,505	205	9.64
Total interest-bearing liabilities	402,922	3,148	3.10%	400,853	2,870	2.84%
Non-interest bearing deposits	74,830			72,122
Other liabilities	2,873			3,039
Shareholders’ equity	64,449			58,188
Total liabilities and equity	$545,074			$534,202

Net interest earnings		$5,590			$5,377
Net interest spread			3.75%			3.76%
Net interest margin			4.39%			4.31%

Net interest income for the quarter ending September 30, 2007 totaled $5.59 million, up $213,000 or 4.0% from the $5.38 million of net interest income earned in the third quarter of 2006.  Interest income in 2007 increased by $490,000 or 5.9%.  Interest income on loans increased by $188,000, or 2.8% as a higher volume of loans was complemented by overall higher yields.  Interest earned on federal funds sold increased by $152,000 in 2007, due to a higher volume outstanding although yields declined somewhat.  In contrast, interest earned on securities available-for-sale increased by $139,000 in 2007, due to an increase in overall yields although average investments outstanding decreased.  Premier monitors investment opportunities and maintains its liquidity position in an effort to optimize interest income.  Interest expense increased in total by $277,000 in the third quarter of 2007 compared to the same quarter of 2006, partially offsetting the increase in interest income.  Interest savings of $205,000 were realized due to the retirement of Premier’s Trust Preferred Securities in 2006. A portion of the savings was offset by the $30,000 increase in interest expense related to other borrowings as Premier borrowed $13.5 million to complete the 2006 redemptions. (See Note 6 to the consolidated financial statements).  This increase in interest on other borrowings was

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2007

offset by $35,000 of interest savings on FHLB advances due to principal payments and a $2.1 million prepayment in the first quarter of 2007.  (See Note 5 to the consolidated financial statements.)  The combined net interest savings realized on the Trust Preferred refinancing was more than offset by a $464,000, or 19.7% increase in interest expense on deposits and a $23,000 or 38.3% increase in interest expense on customer repurchase agreements.  Again, due to the higher interest rate environment in 2007 versus the same period 2006, Premier has increased the rates paid to its depositors to remain competitive in its markets.  Furthermore, deposit balances and repurchase agreements outstanding have increased in the third quarter of 2007 compared to the same quarter of 2006.  As a result of the $213,000 increase in net interest income in 2007, the net interest margin for the three months ending September 30, 2007 increased to 4.39% compared to 4.31% for the same period in 2006.

Non-interest income increased to $3,461,000 for the first nine months of 2007.  This total includes $212,000 of life insurance benefits on the death of a former officer of a subsidiary.  Excluding this benefit, non-interest income increased $218,000 in the first nine months of 2007 when compared to the $3,031,000 of non-interest income earned during the first nine months of 2006.  Service charges on deposit accounts have decreased by $57,000 or 2.7% to $2,031,000 in 2007 largely due to deposit customers’ lower propensity to overdraft their deposit accounts.  A new required disclosure of year-to-date NSF charges on customers’ deposit account statements is believed to be resulting in lower overdraft activity by customers.  Offsetting this decrease, however, electronic banking income (income from debit/credit cards, ATM fees and internet banking charges) increased $80,000 or 21.9% to $446,000 in 2007 due to increases in Premier’s deposit customer base and their greater propensity to use electronic means to conduct their banking business.  Premier’s conversion to a more modern banking software system in 2005 has allowed Premier to offer more electronic banking services and made it easier for customers to conduct their banking electronically.  Secondary market mortgage income increased $277,000, or 151%, to $460,000 in 2007 as Premier has expanded its efforts to originate mortgage loans for brokers for a commission.  Other non-interest income decreased $82,000, or 20.8%, to $312,000 in 2007 largely due to lower late payment fees on consumer loans, lower checkbook fee income and the termination of life insurance cash surrender value increases.  For the quarter ending September 30, 2007, non-interest income decreased $17,000 to $1,110,000 compared to $1,127,000 for the third quarter of 2006.  The decrease is primarily due to an $84,000 decrease in service charges and fees on deposit accounts and a $38,000 decrease in other non-interest income.  These decreases were partially offset by a $27,000, or 20.9% increase in electronic banking income and a $78,000, or 83.0% increase in secondary market mortgage income.

Non-interest expenses for the first nine months of 2007 totaled $12,232,000 or 3.00% of average assets on an annualized basis compared to $12,736,000 or 3.18% of average assets for the same period of 2006.  Staff costs decreased by $199,000, or 2.9%, to $6,647,000 in 2007 largely due to staff reductions and an increase in the deferral of loan origination costs.  Occupancy and equipment expenses decreased by $59,000 or 3.8% to $1,490,000 in 2007 largely due to a $55,000 real estate impairment writedown in 2006.  Otherwise, higher occupancy costs related to net rent expense,  utilities, snow removal, and other occupancy costs and higher equipment costs related to software subscriptions and equipment maintenance were offset by lower insurance costs and equipment depreciation.  Outside data processing costs increased by $63,000 or 4.2% to $1,575,000 in 2007 largely due to fee increases for core processing and ATM processing, an increase in the number of items processed, and additional charges for new

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2007

internet banking products offered by Premier.  Offsetting these expense increases in first nine months of 2007 were the following expense reductions.  Professional fees declined by $62,000 or 17.1% to $301,000 in 2007 largely due to lower legal fees, lower external and internal audit expense and lower consultant charges.  Taxes other than payroll, property and income decreased by $6,000 or 1.4% to $436,000 in 2007.  Write-downs, expenses and sales of other real estate owned (OREO) decreased by $48,000 from a $29,000 net gain in 2006 to $77,000 net gain in 2007 largely due to gains on the disposition of OREO recorded during the third quarter of 2007.   Supplies expense declined by $22,000, or 8.7%, to $230,000 in 2007.  Other expenses declined by $171,000 to $1,630,000 in 2007 largely due to $256,000 of accelerated issuance costs in 2006 related to the redemption of $7.0 million of Premier’s trust preferred securities on January 31, 2006 offset by increased FDIC insurance costs and accelerated amortization of origination costs on other borrowings.

    Non-interest expenses for the third quarter of 2007 totaled $3,957,000 or 2.90% of average assets on an annualized basis compared to $4,323,000 or 3.24% of average assets for the same period of 2006.  Staff costs decreased by $155,000, or 6.7%, largely due to staff reductions and an increase in the deferral of loan origination costs.  Occupancy and equipment costs declined by $92,000 or 16.0% in the third quarter of 2007 largely due to a $55,000 real estate impairment writedown in 2006 and lower equipment depreciation expense in 2007.  Write-downs, expenses and sales of other real estate owned (OREO) decreased by $104,000 in the third quarter of 2007 due to gains on the disposition of OREO in 2007.  Taxes other than payroll, property and income decreased by $32,000 as a result of lower than anticipated equity based taxes.  Other operating expenses increased by $6,000, or 1.0%, to $577,000 in the third quarter of 2007 as an increase in FDIC insurance was primarily offset by lower insurance costs, lower loan processing costs, lower correspondent bank charges and lower travel costs.  Other categories of expenses such as outside data processing, professional fees and supplies expense were relatively unchanged, as individual categories and collectively, in the third quarter of 2007 compared to the same quarter of 2006.

Income tax expense was $2,601,000 for the first nine months of 2007 compared to $2,445,000 for the first nine months of 2006.  The effective tax rate for the nine months ended September 30, 2007 was 32.6%, compared to the 33.6% effective tax rate for the same period in 2006.  The decrease in the effective tax rate is largely due to the life insurance benefits realized in 2007 which are exempt from income tax.  Income tax expense for the quarter ending September 30, 2007 was $911,000 (33.5% effective tax rate) compared to $744,000 (33.5% effective tax rate) for the same period of 2006.

The annualized returns on shareholders’ equity and average assets were approximately 11.25% and 1.30% for the nine months ended September 30, 2007 compared to 11.31% and 1.19% for the same period in 2006.  For the quarter ending September 30, 2007, annualized returns on shareholders’ equity and average assets were approximately 11.22% and 1.33% compared to 10.14% and 1.10% for the same quarter in 2006.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2007

B.         Financial Position

Total assets at September 30, 2007 increased $11.6 million to $547.0 million from the $535.5 million at December 31, 2006.  Earning assets increased to $509.8 million at September 30, 2007 from the $496.7 million at December 31, 2006, an increase of $13.1million, or 2.6%.  The increase was due to an increase in federal funds sold, loans and the securities portfolio with a partially offsetting decrease in total cash and due from banks.

Cash and due from banks at September 30, 2007 was $15.2 million, a $1.8 million decrease from the $17.0 million at December 31, 2006.  Federal funds sold increased $7.7 million from the $27.6 million reported at December 31, 2006.  Changes in these two highly liquid assets are generally in response to increases in deposits, the demand for deposit withdrawals or the funding of loans and are part of Premier’s management of its liquidity and interest rate risks.  The increase in federal funds sold during the first nine months of 2007 is in response to proceeds from increases in total deposits that were not invested in high quality securities.  These funds were held in federal funds sold due to the inverted yield curve earlier in 2007.  During a period of an inverted yield curve, shorter-term investments, such as federal funds sold, yield higher interest income than longer-term investments such as investment grade bonds.  (A normal yield curve rewards longer-term investing with higher interest yields.)  As a result, Premier has been keeping its funds from the growth in deposits in higher yielding federal funds sold and investing in investment grade bonds when yields were comparable.

Securities available for sale totaled $123.4 million at September 30, 2007, a $2.0 million increase from the $121.4 million at December 31, 2006.  The modest increase in comparison to the increase in federal funds sold was largely due to the inverted yield curve earlier in 2007.  The inverted yield curve resulted in lower returns for longer-term investments and thus no additional interest reward for the interest rate risk being assumed with a longer-term investment.  The yield curve became more traditional during the second quarter of 2007, and accordingly, Premier began to resume its normal investment security purchase activity.  Additionally, the investment portfolio increased $833,000 due to increases in the market value of the total portfolio.  The investment portfolio is predominately high quality interest-bearing bonds with defined maturity dates backed by the U.S. Government or Government sponsored agencies.  The unrealized losses at September 30, 2007 and December 31, 2006 are price changes resulting from changes in the interest rate environment and are not considered to be other than temporary declines in the value of the securities.  Their fair value is expected to recover as the bonds approach their maturity date and/or market conditions improve.  In the third quarter of 2007 alone, the market value of the securities portfolio improved by $1.4 million reducing the net unrealized loss to approximately $909,000 at September 30, 2007.  Additional details on investment activities can be found in the Consolidated Statements of Cash Flows and Note 2 to the consolidated financial statements

Total loans at September 30, 2007 were $346.5 million compared to $343.8 million at December 31, 2006, a $2.7 million increase.  Premier has been able to offset continued loan collections at Farmers Deposit Bank, pay-offs on impaired loans and net payments on other loans, plus the charge-off of $636,000 of uncollectible loans across the company with new loans to customers.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2007

Deposits totaled $451.0 million as of September 30, 2007, a $12.0 million increase from the $439.0 million in deposits at December 31, 2006.  The increase is largely due to a $7.5 million increase in other interest bearing deposits coupled with a $0.6 million increase in time deposits $100,000 and over.  Non-interest bearing deposits increased by an additional $4.0 million which helped to fund interest bearing assets without negatively impacting the net interest margin.  Repurchase agreements with corporate and public entity customers decreased by $0.5 million to $13.0 million as of September 30, 2007.

Federal Home Loan Bank (FHLB) advances declined by $2.4 million in the first nine months of 2007 due to regularly scheduled principal payments and $2.1 million of debt prepayments.  Other borrowed funds decreased by $3.5 million since December 31, 2006, due to regularly scheduled principal payments and $2,500,000 of debt prepayments.  See Notes 5and 6 to the consolidated financial statements for additional information on the Company’s outstanding bank debt and FHLB advances.

The following table sets forth information with respect to the Company’s nonperforming assets at September 30, 2007 and December 31, 2006.

	(In Thousands)
	2007	2006
Non-accrual loans	$3,432	$4,698
Accruing loans which are contractually past due 90 days or more	1,048	992
Restructured	1,428	1,268
Total non-performing loans	5,908	6,958
Other real estate acquired through foreclosure	229	495
Total non-performing assets	$6,137	$7,453

Non-performing loans as a percentage of total loans	1.71%	2.02%

Non-performing assets as a percentage of total assets	1.12%	1.39%

Total non-performing loans and non-performing assets have decreased since year-end largely due to loan pay-offs received on non-accrual loans during the first nine months of 2007 plus charge-offs of non-performing loans during the same time frame.  These declines were partially offset by additional loans placed on non-accrual during the first nine months of 2007.  Accruing loans past due 90 days or more also declined in the first six months of 2007 due to collection efforts by the Company but increased slightly in the third quarter of 2007.  Premier continues to make a significant effort to reduce its past due and non-performing loans by reviewing loan files, using the courts to bring borrowers current with the terms of their loan agreements and/or the foreclosure and sale of OREO properties.  As in the past, when these plans are executed, Premier may experience increases in non-performing loans and non-performing assets. Furthermore, any resulting increases in loans placed on non-accrual status will have a negative impact on future loan interest income.  Also, as these plans are executed, other loans may be identified that would necessitate additional charge-offs and potentially additional provisions for loan losses.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2007

During the third quarter of 2007, the Company recorded $25,000 of provisions for loan losses as recoveries of previously charged-off loans and collections on impaired loans that had an allowance for loan losses allocation were more than offset by increases in credit risk identified in the loan portfolio.  This provision expense compares to $38,000 of negative provisions (the reversal of previously recorded provisions) recorded during the third quarter of 2006.  The negative provisions were made in accordance with Premier’s policies regarding management’s estimation of probable incurred losses in the loan portfolio and the adequacy of the allowance for loan losses, which are in accordance with accounting principles generally accepted in the United States of America.  The negative provisions in the third quarter of 2006 were the result of continued improvement in the estimated credit risk at banks formerly subject to regulatory agreements and payments on loans previously identified as having significant credit risk at Farmers Deposit Bank.

For the first nine months of 2007, the provision expense in the first and third quarters of 2007 was more than offset by $164,000 of negative provisions recorded in the second quarter of 2007.  The net $103,000 in negative provisions in the first nine months of 2007 compare to $1,051,000 of negative provisions recorded during the first nine months of 2006.  The significant level of negative provisions in the first nine months of 2006 were the result of continued improvement in the estimated credit risk at banks formerly subject to regulatory agreements, payments on loans previously identified as having significant credit risk at Farmers Deposit Bank and at First Central Bank, and $1,231,000 of recoveries of previously charged-off loans collected in 2006.  Nearly two-thirds of the high level of recoveries occurred in the second quarter of 2006 ($772,000) and was attributable to recoveries from a few customers which had significant charged-off loan balances.  Future recoveries, if any, are not anticipated to continue to be that sizable. Future provisions to the allowance for loan losses, positive or negative, will depend on future improvement or deterioration in estimated credit risk in the loan portfolio as well as whether additional payments are received on loans having significant credit risk.  Premier continues to monitor and evaluate the impact that national housing market price declines may have on its local markets and collateral valuations as management evaluates the adequacy of the allowance for loan losses.  While some price deterioration is expected, it is not currently anticipated that Premier’s markets will be impacted as severely as other areas of the country due to the historically modest increases in real estate values in the Company’s markets.

Gross charge-offs totaled $636,000 during the first nine months of 2007.  Any collections on these loans would be presented in future financial statements as recoveries of the amounts charged against the allowance.  Recoveries recorded during the first nine months of 2007 totaled $577,000, resulting in net charge-offs for the first nine months of 2007 of $59,000.  This compares to $100,000 of net recoveries recorded in the first nine months of 2006.  The allowance for loan losses at September 30, 2007 was 1.88% of total loans as compared to 1.94% at December 31, 2006.  The slightly declining percentage of allowance for loan losses to total loans is largely due to the $59,000 of net charge-offs recorded in the first nine months of 2007 plus the $103,000 of negative provisions and the increase in total loans outstanding since year-end.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2007

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
SEPTEMBER 30, 2007

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

2.	Cash flow generated by repayment of loans and interest.

3.	Arrangements with correspondent banks for purchase of unsecured federal funds.

4.	The sale of securities under repurchase agreements and borrowing from the Federal Home Loan Bank.

5.	Maintenance of an adequate available-for-sale security portfolio. The Company owns $123.4 million of securities at market value as of September 30, 2007.

The cash flow statements for the periods presented in the financial statements provide an indication of the Company’s sources and uses of cash as well as an indication of the ability of the Company to maintain an adequate level of liquidity.

E.           Capital

At September 30, 2007, total stockholders’ equity of $65.5 million was 12.0% of total assets.  This compares to total stockholders’ equity of $61.0 million or 11.4% of total assets on December 31, 2006.

Tier I capital totaled $50.3 million at September 30, 2007, which represents a Tier I leverage ratio of 9.5%.  This ratio is up from the 8.9% at December 31, 2006 due to Premier’s continued profitability in relation to the growth in total assets.

Book value per share was $12.50 at September 30, 2007, and $11.65 at December 31, 2006.  The increase in book value per share was the result of the $1.03 per share earned during the first nine months less $0.30 per share in common dividends.  Also increasing the book value per share was $550,000 of other comprehensive income for the first nine months of 2007 related to the after tax decrease in the market value of investment securities available for sale.

PREMIER FINANCIAL BANCORP, INC.
SEPTEMBER 30, 2007

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
SEPTEMBER 30, 2007

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

3.1              Bylaws of registrant as amended on August 15, 2007.

31.1           Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2           Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32              Certification Pursuant to 18 U.S.C §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

PREMIER FINANCIAL BANCORP, INC.
SEPTEMBER 30, 2007

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PREMIER FINANCIAL BANCORP, INC.

Date: November 13, 2007                              /s/ Robert W. Walker
Robert W. Walker
President & Chief Executive Officer

Date: November 13, 2007                              /s/ Brien M. Chase
Brien M. Chase
Vice President & Chief Financial Officer