Form 10-Q
period 2008-03-31
PREMIER FINANCIAL BANCORP INC
filed 2008-05-14
CIK 887919

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer, ”and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐.	Accelerated filer ☐.	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).  Yes☐     No ☑.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common stock, no par value, – 6,392,772 shares outstanding at May 1, 2008

PREMIER FINANCIAL BANCORP, INC.
MARCH 31, 2008

PREMIER FINANCIAL BANCORP, INC.
MARCH 31, 2008

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

The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America or those normally made in the registrant’s annual report on Form 10-K.  Accordingly, the reader of the Form 10-Q may wish to refer to the registrant’s Form 10-K for the year ended December 31, 2007 for further information in this regard.

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2008 AND DECEMBER 31, 2007
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	(UNAUDITED)
	2008	2007
ASSETS
Cash and due from banks	$19,755	$22,365
Federal funds sold	37,305	32,035
Securities available for sale	144,541	124,242
Loans held for sale	3,418	1,891
Loans	335,947	346,570
Allowance for loan losses	(6,407)	(6,497)
Net loans	329,540	340,073
Federal Home Loan Bank and Federal Reserve Bank stock	3,338	3,314
Premises and equipment, net	6,412	6,200
Real estate and other property acquired through foreclosure	354	174
Interest receivable	2,851	2,768
Goodwill	15,816	15,816
Other assets	438	377
Total assets	$563,768	$549,255

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Non-interest bearing	$75,191	$75,271
Time deposits, $100,000 and over	54,902	55,345
Other interest bearing	334,186	318,417
Total deposits	464,279	449,033
Federal funds purchased	-	392
Securities sold under agreements to repurchase	12,726	12,477
Federal Home Loan Bank advances	4,798	4,843
Other borrowed funds	8,041	8,412
Interest payable	1,041	1,064
Other liabilities	3,094	5,645
Total liabilities	493,979	481,866

Stockholders' equity
Preferred stock, no par value; 1,000,000 shares authorized;
none issued or outstanding	-	-
Common stock, no par value; 10,000,000 shares authorized;
5,237,899 shares issued and outstanding	1,109	1,109
Additional paid in capital	43,789	43,763
Retained earnings	23,694	22,444
Accumulated other comprehensive income	1,197	73
Total stockholders' equity	69,789	67,389
Total liabilities and stockholders' equity	$563,768	$549,255

See Accompanying Notes to Consolidated Financial Statements

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended March 31,
	2008	2007
Interest income
Loans, including fees	$6,553	$6,764
Securities available for sale
Taxable	1,530	1,296
Tax-exempt	36	39
Federal funds sold and other	308	513
Total interest income	8,427	8,612

Interest expense
Deposits	2,588	2,670
Repurchase agreements and other	53	79
FHLB advances and other borrowings	192	352
Total interest expense	2,833	3,101

Net interest income	5,594	5,511
Provision for loan losses	(135)	36
Net interest income after provision for loan losses	5,729	5,475

Non-interest income
Service charges on deposit accounts	638	633
Electronic banking income	163	137
Secondary market mortgage income	161	135
Life insurance benefit	-	212
Other	104	129
	1,066	1,246
Non-interest expenses
Salaries and employee benefits	2,225	2,334
Occupancy and equipment expenses	500	505
Outside data processing	584	526
Professional fees	179	78
Taxes, other than payroll, property and income	154	153
Write-downs, expenses, sales of other real estate owned, net	10	1
Supplies	82	75
Other expenses	388	476
	4,122	4,148
Income before income taxes	2,673	2,573
Provision for income taxes	899	787

Net income	$1,774	$1,786

Weighted average shares outstanding:
Basic	5,238	5,237
Diluted	5,253	5,264

Net income per share:
Basic	$0.34	$0.34
Diluted	0.34	0.34

See Accompanying Notes to Consolidated Financial Statements

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended March 31,
	2008	2007
Net income	$1,774	$1,786

Other comprehensive income:
Unrealized gains arising during the period	1,703	570
Reclassification of realized amount	-	-
Net change in unrealized gain (loss) on securities	1,703	570
Less tax impact	579	194
Other comprehensive income:	1,124	376

Comprehensive income	$2,898	$2,162

See Accompanying Notes to Consolidated Financial Statements

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	2008	2007
Cash flows from operating activities
Net income	$1,774	$1,786
Adjustments to reconcile net income to net cash from operating activities
Depreciation	189	198
Provision for loan losses	(135)	36
Amortization (accretion), net	(7)	(10)
FHLB stock dividends	(33)	-
OREO writedowns (gains on sales), net	5	(3)
Stock compensation expense	26	36
Loans originated for sale	(7,020)	(6,177)
Secondary market loans sold	5,654	6,286
Secondary market income	(161)	(135)
Changes in :
Interest receivable	(83)	11
Other assets	(61)	364
Interest payable	(23)	(5)
Other liabilities	370	(598)
Net cash from operating activities	495	1,789

Cash flows from investing activities
Purchases of securities available for sale	(44,059)	(13,127)
Proceeds from maturities and calls of securities available for sale	21,970	14,721
Redemption of FHLB stock, (net of purchases)	9	(21)
Net change in federal funds sold	(5,270)	(19,487)
Net change in loans	10,483	2,183
Purchases of premises and equipment, net	(401)	(114)
Proceeds from sale of other real estate acquired through foreclosure	-	66
Net cash from investing activities	(17,268)	(15,779)

Cash flows from financing activities
Net change in deposits	15,246	16,207
Cash dividends paid	(524)	(524)
Repayment of Federal Home Loan Bank advances	(45)	(2,226)
Repayment of other borrowed funds	(371)	(840)
Net change in federal funds purchased	(392)	(976)
Net change in agreements to repurchase securities	249	1,117
Net cash from financing activities	14,163	12,758

Net change in cash and cash equivalents	(2,610)	(1,232)

Cash and cash equivalents at beginning of period	22,365	16,974

Cash and cash equivalents at end of period	$19,755	$15,742

(continued)

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
THREE MONTHS ENDED MARCH 31, 2008AND 2007
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	2008	2007
Supplemental disclosures of cash flow information:
Cash paid during period for interest	$2,856	$3,106

Loans transferred to real estate acquired through foreclosure	185	187

See Accompanying Notes to Consolidated Financial Statements

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Premier Financial Bancorp, Inc. (the Company) and its wholly owned subsidiaries:

				March 31, 2008
		Year	Total	Net Income
Subsidiary	Location	Acquired	Assets	Qtr
Citizens Deposit Bank & Trust	Vanceburg, Kentucky	1991	$126,654	$445
Farmers Deposit Bank	Eminence, Kentucky	1996	72,646	270
Ohio River Bank	Ironton, Ohio	1998	90,009	288
First Central Bank, Inc.	Philippi, West Virginia	1998	112,578	336
Boone County Bank, Inc.	Madison, West Virginia	1998	163,060	548
Mt. Vernon Financial Holdings, Inc.	Huntington, West Virginia	1999		200
Parent and Intercompany Eliminations			(986)	(298)
Consolidated Total			$549,803	$1,786

All significant intercompany transactions and balances have been eliminated.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  The new standard is effective for the Company on January 1, 2008.  The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements.  This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset.  The standard is effective for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157.  This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  The impact of adoption was not material.  See Note 9 for additional information on Premier’s measurement of fair value.

In November 2007, the SEC issued Staff Accounting Bulletin No. 109 (SAB 109), “Written Loan Commitments Recorded at Fair Value Through Earnings.”  SAB 109 supercedes SAB 105, “Application of Accounting Principles to Loan Commitments,” and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings.  The guidance in SAB 109 is applied on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007.  SAB 109 was adopted January 1, 2008 and did not have a material impact on the Company’s financial position or results of operation.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  1 - BASIS OF PRESENTATION – continued

In September 2006, the Emerging Issues Task Force (EITF) Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” was ratified.  This EITF addresses accounting for an arrangement which splits life insurance benefits between an employer and employee.  The Issue requires the employer to recognize a liability for future benefits payable to the employee under this arrangement.  The effects of applying this Issue must be recognized as either a change in accounting principle through a cumulative-effect adjustment to stockholders’ equity or through the retrospective application to all prior periods.   The Issue is effective for fiscal years beginning after December 15, 2007.  The Company currently does not have Split-Dollar Life Insurance Arrangements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements- an amendment of ARB No. 51.”  SFAS No. 160 improves the relevance, comparability, and transparency of the financial information that an entity provides in its consolidated financial statements by establishing accounting and reporting standards for a noncontrolling interest or minority interest, the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent.  The Company currently does not have any noncontrolling interests in its subsidiaries.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (R), “Business Combinations.”  SFAS No. 141 (R) improves the relevance, representational faithfulness, and comparability of the financial information that an entity provides in its financial reports regarding business combinations and its effects.

SFAS No. 160 and SFAS No. 141 (R) are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008.  The Company is currently reviewing the applications of SFAS No. 160 and SFAS No. 141 (R).

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.”  SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and improves the transparency of financial reporting.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with earlier application encouraged.  The Company currently does not engage in hedging activities and is reviewing the applications of SFAS No. 161.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  2 –SECURITIES

Amortized cost and fair value of investment securities, by category, at March 31, 2008 are summarized as follows:
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
U. S. Treasury securities	$4,482	$204	$-	$4,686
U. S. agency securities	90,158	1,151	(23)	91,287
Obligations of states and political subdivisions	3,759	44	(3)	3,799
Mortgage-backed securities	44,329	534	(94)	44,769
Total available for sale	$142,728	$1,933	$(120)	$144,541

Amortized cost and fair value of investment securities, by category, at December 31, 2007 are summarized as follows:
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
U. S. Treasury securities	$5,477	$97	$-	$5,574
U. S. agency securities	74,515	427	(83)	74,859
Obligations of states and political subdivisions	3,789	31	(4)	3,816
Mortgage-backed securities	40,350	131	(488)	39,993
Total available for sale	$124,131	$686	$(575)	$124,242

Securities with unrealized losses at March 31, 2008 aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. agency securities	$5,214	$(23)	$-	$-	$5,214	$(23)
Obligations of states and political subdivisions	246	(3)	-	-	246	(3)
Gov’t guaranteed mortgage- backed securities	722	(2)	3,789	(26)	4,511	(28)
Mortgage-backed securities	8,969	(50)	944	(16)	9,913	(66)

Total temporarily impaired	$15,151	$(78)	$4,733	$(42)	$19,884	$(120)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  2–SECURITIES - continued

Securities with unrealized losses at December 31, 2007 aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

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

The investment portfolio is predominately high quality interest-bearing bonds with defined maturity dates backed by the U.S. Government or Government sponsored agencies.  The unrealized losses at March 31, 2008 and December 31, 2007 are price changes resulting from changes in the interest rate environment and are not considered to be other than temporary declines in the value of the securities.  Their fair value is expected to recover as the bonds approach their maturity date and/or market conditions improve.

NOTE  3 – LOANS

Major classifications of loans at March 31, 2008 and December 31, 2007 are summarized as follows:
	2007	2007
Commercial, secured by real estate	$98,490	$100,278
Commercial, other	36,327	40,438
Real estate construction	22,137	24,035
Residential real estate	134,673	133,776
Agricultural	2,135	1,845
Consumer and home equity	39,861	41,893
Other	2,324	4,305
	$335,947	$346,570

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3 – LOANS - continued

The following table sets forth information with respect to the Company’s impaired loans at March 31, 2008 and December 31, 2007.
	2008	2007
Impaired loans at period end with an allowance	$5,231	$4,761
Impaired loan at period end with no allowance	-	-
Amount of allowance for loan losses allocated	1,481	1,482

The following table sets forth information with respect to the Company’s nonperforming loans at March 31, 2008 and December 31, 2007.
	2008	2007
Non-accrual loans	$2,882	$3,157
Accruing loans which are contractually past due 90 days or more	871	987
Restructured loans	1,731	1,489
Total	$5,484	$5,633

NOTE  4 – ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for the three months ended March 31, 2008 and 2007 are as follows:
	Three Months Ended
	March 31,
	2008	2007
Balance, beginning of period	$6,497	$6,661
Gross charge-offs	(79)	(260)
Recoveries	124	139
Provision for loan losses	(135)	36
Balance, end of period	$6,407	$6,576

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  5 – FEDERAL HOME LOAN BANK ADVANCES

The Banks own stock of the Federal Home Loan Bank (FHLB) of Cincinnati, Ohio and the FHLB of Pittsburgh, Pennsylvainia. This stock allows the Banks to borrow advances from the FHLB.

Advances from the FHLB at March 31, 2008 and December 31, 2007 were as follows:

	2008	2007
Payments due at maturity in May 2010, fixed rate at rates from 6.25% to 6.64%, averaging 6.5%	$4,000	$4,000
Payments due monthly with maturities from October 2011 to June 2012, fixed rates from 4.10% to 4.40%, averaging 4.27%	798	843
	$4,798	$4,843

Advances are secured by the FHLB stock, certain pledged investment securities and substantially all single family first mortgage loans of the participating Banks.  Scheduled principal payments due on advances during the five years subsequent to March 31, 2008 are as follows:

2008 (remaining nine months)	$140
2009	193
2010	4,201
2011	201
2012	63
Thereafter	-
$4,798

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  6 –OTHER BORROWED FUNDS

On January 31, 2006, the Company executed and delivered to First Guaranty Bank of Hammond, Louisiana a Promissory Note and Business Loan Agreement dated January 31, 2006 for the principal amount of $7,000,000, bearing interest floating daily at the “Wall Street Journal” prime rate (currently 5.25%) and requiring monthly principal payments of $50,000 until maturity on September 28, 2017.  The note is secured by a pledge of Premier’s 100% interest in Boone County Bank (a wholly owned subsidiary) under Commercial Pledge Agreement dated January 31, 2006.  Premier’s chairman owns approximately 27.6% of the voting stock of First Guaranty Bank.  Premier’s board of directors reviewed the loan and authorized the Company to enter into the loan transaction.

On November 10, 2006, the Company executed and delivered to The Bankers’ Bank of Kentucky, Inc. of Frankfort, Kentucky (“Bankers’ Bank”) a Term Note and Business Loan Agreement dated November 10, 2006 in the principal amount of $6,500,000 bearing interest floating daily at the “Wall Street Journal” prime rate minus 1.00% (currently 4.25%) and requiring 83 monthly principal and interest payments of $100,000 and a final payment of any balance due at maturity on November 9, 2013. The note is secured by a pledge of Premier’s 100% interest in Citizens Deposit Bank and Trust, Inc. (a wholly owned subsidiary) and Premier’s 100% interest in Farmers-Deposit Bank, Eminence, Kentucky (a wholly owned subsidiary) under a Stock Pledge and Security Agreement dated November 10, 2006.

Scheduled principal payments due on the two bank borrowings subsequent to March 31, 2008 are as follows:

2008 (remaining nine months)	$1,187
2009	1,620
2010	1,664
2011	1,710
2012	1,493
Thereafter	367
$8,041

In addition to the $6,500,000 Term Note, Premier executed and delivered to the Bankers’ Bank a Promissory Note whereby Premier may request and receive monies from Bankers’ Bank from time to time, but the aggregate outstanding principal balance under the Promissory Note at any time shall not exceed $3,500,000 and the right to request and receive monies from Bankers’ Bank expires on November 9, 2008. The outstanding principal balance under this Promissory Note shall bear annual interest floating daily at the “Wall Street Journal” prime rate minus 1.00% (currently 4.25%). Interest on this Promissory Note shall be due and payable on the 5th day of each, January, April, July and October during the term of this Promissory Note, and at the maturity date hereof. Any outstanding principal amount loaned to Premier under this Promissory Note, and not previously repaid, shall be due on November 9, 2008.  The Promissory Note is secured by the same collateral as the $6,500,000 Term Note. At March 31, 2008, there was no outstanding principal balance on the Promissory Note.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  7 - STOCKHOLDERS’ EQUITY AND REGULATORY MATTERS

The Company’s principal source of funds for dividend payments to shareholders is dividends received from the subsidiary Banks.  Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies.  Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, as defined, combined with the retained net profits of the preceding two years, subject to the capital requirements and additional restrictions as discussed below.  During 2008, the Banks could, without prior approval, declare dividends of approximately $3.0 million plus any 2008 net profits retained to the date of the dividend declaration.

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

These quantitative measures established by regulation to ensure capital adequacy require the Company and Banks to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of March 31, 2008, that the Company and the Banks meet all quantitative capital adequacy requirements to which they are subject.

Shown below is a summary of regulatory capital ratios for the Company:
	Mar 31, 2008	December 31, 2007	Regulatory Minimum Requirements	To Be Considered Well Capitalized
Tier I Capital (to Risk-Weighted Assets)	16.7%	16.1%	4.0%	6.0%
Total Capital (to Risk-Weighted Assets)	18.0%	17.3%	8.0%	10.0%
Tier I Capital (to Average Assets)	9.9%	9.8%	4.0%	5.0%

As of March 31, 2008, the most recent notification from the FRB categorized the Company and its subsidiary Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum Total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the preceding table.  There are no conditions or events since that notification that management believes have changed the Company’s category.

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

On February 20, 2008, 45,300 incentive stock options were granted out of the 2002 Plan at an exercise price of $12.92, the closing market price of Premier on the grant date.  These options vest in three equal annual installments ending on February 20, 2011.  On January 17, 2007, 37,000 incentive stock options were granted out of the 2002 Plan at an exercise price of $14.22.  These options vest in three equal annual installments ending on January 17, 2010.  On February 15, 2006, 35,250 incentive stock options were granted out of the 2002 Plan at an exercise price of $16.00.  These options vest in three equal annual installments ending on February 15, 2009.  On January 19, 2005, 35,000 incentive stock options were granted out of the 2002 Plan at an exercise price of $11.62.  These options vested in three equal annual installments and were fully vested on January 19, 2008.  On February 18, 2004, 28,200 incentive stock options were granted out of the 2002 Plan at an exercise price of $9.30.  These options vested in three equal annual installments and were fully vested on February 18, 2007.

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

	2008	2007	2006
Risk-free interest rate	3.50%	4.78%	4.62%
Expected option life (yrs)	7.00	5.00	5.00
Expected stock price volatility	23.00%	25.00%	26.00%
Dividend yield	3.10%	1.41%	0.00%
Weighted average fair value of options granted during the year	$2.55	$3.81	$5.21

The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield in effect at the time of the grant.  The expected option life was estimated since there has been little option exercise history.  The expected stock price volatility is based on historical volatilities of the Company’s common stock.  The estimated dividend yield is the dividend yield at the time of the option grant.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  8 – STOCK COMPENSATION EXPENSE - continued

Compensation expense of $26,000 was recorded for the first three months of 2008 while $37,000 was recorded for the first three months of 2007.  Stock-based compensation expense is recognized ratably over the requisite service period for all awards. Unrecognized stock-based compensation expense related to stock options totaled $160,000 at March 31, 2008. This unrecognized expense is expected to be recognized over the next 34 months based on the vesting periods of the options.

A summary of the Company’s stock option activity and related information is presented below for the three months ended March 31:

	- - - - - - 2008 - - - - - -		- - - - - - 2007 - - - - - -
		Weighted Average Exercise		Weighted Average Exercise
	Options	Price	Options	Price
Outstanding at beginning of year	150,249	$12.65	120,248	$12.25
Grants	45,300	12.92	37,000	14.22
Exercises	-	-	-	-
Forfeitures or expired	-	-	-	-
Outstanding at March 31,	195,549	$12.71	157,248	$12.72

Exercisable at March 31,	117,433		85,764
Weighted average remaining life of options outstanding	7.4		7.7
Weighted average fair value of options granted during the year	$2.55		$3.81

Additional information regarding stock options outstanding and exercisable at March 31, 2008, is provided in the following table:

	- - - - - - - - Outstanding - - - - - - - -			- - - - - - - - Currently Exercisable - - - - - - - -
Range of Exercise Prices	Number	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value

$7.50 to $10.00	42,416	$8.69	$128	42,416	5.4	$8.69	$128
$10.01 to $12.50	31,833	11.62	3	31,833	6.8	11.62	3
$12.51 to $15.00	78,800	13.47	0	11,175	8.8	14.22	0
$15.01 to $17.50	42,500	16.13	0	32,900	5.4	16.17	0
Outstanding - Mar 31, 2008	195,549	12.71	$131	117,433	6.1	12.05	$131

.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  9 – FAIR VALUE

Financial Accounting Standards Board (FASB) Statement 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Statement 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

When possible, the Company looks to active and observable markets to price identical assets or liabilities. When identical assets and liabilities are not traded in active markets, the Company looks to observable market data for similar assets and liabilities. However, certain assets and liabilities are not traded in observable markets and the Company must use other valuation methods to develop a fair value.

Premier’s reported fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).  The fair value of impaired loans is based on the fair value of the underlying collateral, which is estimated through third party appraisals or internal estimates of collateral values (Level 3 inputs).

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  9 – FAIR VALUE - continued

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at March 31, 2008 Using
	March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities	$144,541	$4,686	$139,855	$-

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at March 31, 2008 Using
	March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired Loans	$3,750	$-	$-	$3,750

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $5,231,000 with a valuation allowance of $1,481,000, resulting in a negative provision for loan losses of $1,000 for the period.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  10 – SUBSEQUENT EVENTS

At the close of business on April 30, 2008, the Company completed its acquisition of Citizens First Bank, Inc. (“Citizens First”) a $62 million bank headquartered in Ravenswood, West Virginia.  Under terms of the definitive agreement of merger dated October 24, 2007, each share of Citizens First common stock is entitled to merger consideration of $13.25 cash and 1.20 shares of Premier common stock.  Premier issued approximately 480,000 shares of its common stock and paid in total $5.3 million in cash to the shareholders of Citizens First.  The cash portion of the merger consideration was funded from cash on hand of Premier.  The value of the transaction is estimated at $11.7 million.

Also at the close of business on April 30, 2008, the Company completed its acquisition of Traders Bankshares, Inc. (“Traders”), a $108 million bank holding company headquartered in Spencer, West Virginia.  Under terms of the definitive agreement of merger dated November 27, 2007, each share of Traders common stock is entitled to merger consideration of $50.00 cash and 3.75 shares of Premier common stock.  Premier issued appoximately 675,000 shares of its common stock and paid in total $9.0 million in cash to the shareholders of Traders.  The cash portion of the merger consideration was funded by proceeds from a borrowing from First Guaranty Bank more fully described below.  The value of the transaction is estimated at $18.1 million.

On April 30, 2008, the Company executed and delivered to First Guaranty Bank a Promissory Note and Business Loan Agreement dated April 30, 2008 for the principal amount of $11,550,000, bearing interest generally floating daily at the “Wall Street Journal” prime rate (“the Index”) minus 1.00% and requiring 59 monthly principal payments of $50,000 and one final payment of $8.6 million due at maturity on April 30, 2013.  If the Index is between 5.00% and 6.00%, the interest on the note will be 5.00%.  If the Index falls below 5.00%, then the interest on the note will float with the Index.  The note is secured by a pledge of Premier’s 100% interest in Boone County Bank (a wholly owned subsidiary) under Commercial Pledge Agreement dated April 30, 2008.  The proceeds of this note were used to fund the $9,000,000 of cash needed to purchase Traders Bankshares, Inc. described above and to refinance the remaining $2,550,000 balance of Premier’s current outstanding note with First Guaranty Bank. Premier’s chairman owns approximately 27.6% of the voting stock of First Guaranty Bank.  Premier’s board of directors reviewed the loan and authorized the Company to enter into the loan transaction.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
MARCH 31, 2008

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

Net income for the three months ended March 31, 2008 was $1,774,000, or $0.34 per share, compared to net income of $1,786,000, or $0.34 per share for the three months ended March 31, 2007. The slight decrease in income reported for 2008 was primarily the result of a $212,000 decrease in non-recurring non-interest income, substantially offset by an increase in other types of non-interest income, an increase in net interest income and a $135,000 negative provision for loan losses.  The annualized returns on shareholders’ equity and average assets were approximately 10.20% and 1.28% for the three months ended March 31, 2008 compared to 11.57% and 1.31% for the same period in 2007.

Net interest income for the three months ending March 31, 2008 totaled $5.59 million, up $83,000 or 1.5% from the $5.51 million of net interest income earned in the first three months of 2007. Interest income in 2008 decreased by $185,000 or 2.1%. Interest income on loans decreased by $211,000, due to lower interest rates and a lower average volume of loans outstanding.  Interest earned on federal funds sold decreased by $210,000, due to lower yields earned, although there was a higher volume outstanding.  Interest earned on investments increased $234,000, however, due to higher average yields on an increased average volume of investments.  More than offsetting the decrease in interest income, interest expense decreased in total by $268,000 in 2008 compared to 2007.  Interest expense on deposits decreased by $82,000, largely due to lower rates paid, although on a slightly higher average balance outstanding.  Interest expense on repurchase agreements and other short-term borrowings decreased $26,000, largely due to lower rates paid on a slightly smaller average balance.  Interest expense on FHLB advances and other borrowings decreased $160,000 due to accelerated principal payments made in 2007 on higher cost borrowings, and rate decreases on Premier’s variable rate borrowings at the parent.  The decreases in all sources of interest income and expense in 2008 are largely the result of the rapid decrease in market interest rates following the Federal Reserve Bank Board of Governors’ monetary policy changes in the first quarter.  The result has been a slight decrease in Premier’s net interest margin in the first three months of 2008 to 4.38% compared to 4.41% for the same period in 2007.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
MARCH 31, 2008

Additional information on Premier’s net interest income for the first quarter of 2008 and first quarter of 2007 is contained in the following table.

PREMIER FINANCIAL BANCORP, INC.
AVERAGE CONSOLIDATED BALANCE SHEETS
AND NET INTEREST INCOME ANALYSIS

	Three Months Ended March 31, 2008			Three Months Ended March 31, 2007
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
Assets
Interest Earning Assets
Federal funds sold and other	$39,118	$308	3.16%	$38,991	$513	5.34%
Securities available for sale
Taxable	132,485	1,532	4.63	120,651	1,297	4.30
Tax-exempt	3,809	34	5.41	4,127	38	5.58
Total investment securities	136,294	1,566	4.65	124,778	1,335	4.34
Total loans	338,610	6,553	7.76	343,170	6,765	7.99
Total interest-earning assets	514,022	8,427	6.59%	506,939	8,613	6.89%
Allowance for loan losses	(6,560)			(6,690)
Cash and due from banks	14,222			14,267
Other assets	27,234			29,269
Total assets	$548,918			$543,785

Liabilities and Equity
Interest-bearing liabilities
Interest-bearing deposits	$377,448	2,588	2.75	$374,496	2,670	2.89
Short-term borrowings	12,768	53	1.66	12,931	79	2.48
FHLB advances	4,814	74	6.17	6,655	120	7.31
Other borrowings	8,208	118	5.77	12,074	233	7.83
Total interest-bearing liabilities	403,238	2,833	2.82%	406,156	3,102	3.10%
Non-interest bearing deposits	74,141			73,566
Other liabilities	2,735			2,398
Shareholders’ equity	68,804			61,665
Total liabilities and equity	$548,918			$543,785

Net interest earnings		$5,594			$5,511
Net interest spread			3.77%			3.79%
Net interest margin			4.38%			4.41%

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
MARCH 31, 2008

Non-interest income decreased $180,000 to $1,066,000 for the first three months of 2008.  Non-interest income in 2007 included $212,000 of life insurance benefits on the death of a former officer of a subsidiary.  Excluding this benefit, non-interest income in the first three months of 2008 increased $32,000, or 3.1% when compared to the first three months of 2007.  Service charges on deposit accounts increased slightly to $638,000 in 2008.  Electronic banking income (income from debit/credit cards, ATM fees and internet banking charges) increased $26,000 or 19.0% to $163,000 in 2008 due to increases in Premier’s deposit customer base and their greater propensity to use electronic means to conduct their banking business.  Premier’s conversion to a more modern banking software system in 2005 has allowed Premier to offer more electronic banking services and made it easier for customers to conduct their banking electronically.  Secondary market mortgage income increased $26,000, or 19.3%, to $161,000 in 2008 as Premier has continued to expand its efforts to originate high quality mortgage loans for brokers for a commission and service release fee.

Non-interest expenses for the first quarter of 2008 totaled $4,122,000 or 3.01% of average assets on an annualized basis compared to $4,148,000 or 3.05% of average assets for the same period of 2007.   Staff costs decreased by $109,000 or 4.7%, to $2,225,000 in 2008 as normal salary and benefit increases have been more than offset by staff reductions in 2007 and an increase in the deferral of loan origination costs.  Occupancy and equipment expenses decreased slightly to $500,000 in 2008.  Outside data processing costs increased by $58,000 or 11.0% to $584,000 in 2008 largely due to fee increases for core processing and ATM processing, additional costs for year-end processing, and new charges related to the electronic “capture” of customer checks for digital clearing purposes.  Professional fees increased by $101,000 or 129% to $179,000 in 2008 largely due to legal and other professional help to complete the acquisitions of Citizens First Bank and Traders Bankshares.  Taxes other than payroll, property and income remained relatively unchanged at $153,000 in 2008.  Write-downs, expenses and sales of other real estate owned (OREO) increased by $9,000 while supplies expense increased by $7,000 in 2008.  Offsetting these expense increases in 2008 was an $88,000 decrease in other expenses to $388,000 largely due to $120,000 of collection expense reimbursements received in 2008, partially offset by a $35,000 increase in FDIC insurance premiums.

Income tax expense was $899,000 for the first three months of 2008 compared to $787,000 for the first three months of 2007.  The increase in income tax expense can be primarily attributed to the increase in pre-tax income detailed above and the life insurance benefits realized in 2007 which are exempt from income tax.  The effective tax rate for the three months ended March 31, 2008 increased to 33.6%, compared to the 30.6% effective tax rate for the same period in 2006.  The decrease in the effective tax rate is largely due to the life insurance benefits realized in 2007 which are exempt from income tax.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
MARCH 31, 2008

B.         Financial Position

Total assets at March 31, 2008 increased $14.5 million to $563.8 million from the $549.3 million at December 31, 2007.  Earning assets increased to $522.4 million at March 31, 2008 from the $507.6 million at December 31, 2007, an increase of $14.9 million, or 2.9%.  The increase was due to an increase in securities available-for-sale and federal funds sold, with partially offsetting decreases in total loans and cash and due from banks (see below).

Cash and due from banks at March 31, 2008 was $19.8 million, a $2.6 million decrease from the $22.4 million at December 31, 2007.  Federal funds sold increased $5.3 million from the $32.0 million reported at December 31, 2007.  Changes in these two highly liquid assets are generally in response to increases in deposits, the demand for deposit withdrawals or the funding of loans and are part of Premier’s management of its liquidity and interest rate risks.  The increase in federal funds sold during the first three months of 2008 is in response to proceeds from increases in total deposits that were not entirely invested in high quality securities.  Some of these funds were held in federal funds sold pending anticipated funding of new loan growth in the second quarter of 2008.

Securities available for sale totaled $144.5 million at March 31, 2008, a $20.3 million increase from the $124.2 million at December 31, 2007.  The increase was largely due to $44.1 million of investment purchases versus the volume of calls and maturities that occurred during the first three months of 2008, complemented by a $3.6 million increase in the market value of the total portfolio.  During the first three months of 2008, Premier received investable funds from a $15.2 million increase in customer deposits plus $10.6 million in net loan repayments from customers.  Due to the rapidly declining interest rate yields following the Federal Reserve Bank Board of Governors’ monetary policy changes in the first quarter, Premier used these funds to diminish its downside interest rate risk by purchasing higher-yielding, 3 to 5 year fixed rate bonds in the investment portfolio.  The investment portfolio is predominately high quality interest-bearing bonds with defined maturity dates backed by the U.S. Government or Government sponsored agencies.  The unrealized gains at March 31, 2008 and December 31, 2007 are price changes resulting from changes in the interest rate environment.  Additional details on investment activities can be found in the Consolidated Statements of Cash Flows.

Total loans at March 31, 2008 were $335.9 million compared to $346.6 million at December 31, 2007, a decrease of $10.6 million.  The majority of this decrease is largely due to loan payoffs from a few large commercial borrowers which outpaced normal new loan production.

Deposits totaled $464.3 million as of March 31, 2008, a $15.2 million increase from the $449.0 million in deposits at December 31, 2007.  The increase is largely due to a $15.8 million increase in other interest bearing deposits (CD’s under $100,000, savings accounts and interest bearing transaction accounts).  Non-interest bearing deposits were relatively unchanged since year-end 2007, however, time deposits $100,000 and over decreased $443,000 or 0.8%, from December 31, 2007 to March 31, 2008.  Repurchase agreements with corporate and public entity customers also decreased slightly, declining by $143,000 to $12.7 million as of March 31, 2008.

Federal Home Loan Bank (FHLB) advances declined by $45,000 in the first three months of 2008, and other borrowed funds decreased by $371,000 during that time due to regularly scheduled principal payments.  See Notes 5 and 6 to the consolidated financial statements for additional information on the Company’s outstanding bank debt and FHLB advances.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
MARCH 31, 2008

Other liabilities declined by $2.6 million since December 31, 2007 largely as a result of purchases of investment securities before the end of the year that did not require payment for the purchase until January 2008.

The following table sets forth information with respect to the Company’s nonperforming assets at March 31, 2008 and December 31, 2007.

	(In Thousands)
	2008	2007
Non-accrual loans	$2,882	$3,157
Accruing loans which are contractually past due 90 days or more	871	987
Restructured	1,731	1,489
Total non-performing loans	5,484	5,633
Other real estate acquired through foreclosure (OREO)	354	174
Total non-performing assets	$5,838	$5,807

Non-performing loans as a percentage of total loans	1.63%	1.63%

Non-performing assets as a percentage of total assets	1.04%	1.06%

Total non-performing loans have decreased since year-end, largely due to payments received on non-accrual loans and a reduction in loans past due 90 days or more during the first quarter of 2008 due to collection efforts by the Company.  These declines were partially offset by an increase in loans that have been restructured in an effort help borrowers meet their obligation to repay their loans.  Premier continues to make a significant effort to reduce its past due and non-performing loans by reviewing loan files, using the courts to bring borrowers current with the terms of their loan agreements and/or the foreclosure and sale of OREO properties.  As in the past, when these plans are executed, Premier may experience increases in non-performing loans and non-performing assets. During the first quarter of 2008, total non-performing assets increased slightly from year-end 2007 due to an increase in other real estate acquired through foreclosure.  Furthermore, any resulting increases in loans placed on non-accrual status will have a negative impact on future loan interest income.  Also, as these plans are executed, other loans may be identified that would necessitate additional charge-offs and potentially additional provisions for loan losses.

During the first quarter of 2008, the Company reversed $135,000 of previously recorded provisions for loan losses, commonly referred to as “negative provisions”.  This compares to the first quarter of 2007 when Premier recorded $36,000 of additional provisions for loan losses.  The decrease in the provision was made in accordance with Premier’s policies regarding management’s estimation of probable incurred losses in the loan portfolio and the adequacy of the allowance for loan losses, which are in accordance with accounting principles generally accepted in the United States of America.  The negative provisions in the first quarter of 2008 were the combined result of continued improvement in the estimated credit risk at banks formerly subject to regulatory agreements, payments on loans previously identified as having significant credit risk, net recoveries recorded during the quarter and the $10.6 million decline in loans outstanding.  In the first quarter of 2007, improvements in credit quality were not as significant and $36,000 of additional provisions were recorded to provide for the increased credit risk in the loan portfolio.  In the coming months, Premier will continue to monitor the impact that national housing market price declines may have on its local markets and collateral valuations as management evaluates the adequacy of the allowance for loan losses.  While some price deterioration is expected, it is not currently anticipated that Premier’s markets will be impacted as severely as other areas of the country due to the historically modest increases in real estate values in the Company’s markets.  Future provisions to the allowance for loan losses, positive or negative, will depend on future improvement or deterioration in estimated credit risk in the loan portfolio as well as whether additional payments are received on loans having significant credit risk.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
MARCH 31, 2008

Gross charge-offs totaled $79,000 during the first three months of 2008.  Any collections on these loans would be presented in future financial statements as recoveries of the amounts charged against the allowance.  Recoveries recorded during the first three months of 2008 totaled $124,000, resulting in net recoveries for the first quarter of 2008 of $45,000.  This compares to $121,000 of net charge-offs recorded in the first quarter of 2007.  The allowance for loan losses at March 31, 2008 was 1.91% of total loans as compared to 1.90% at December 31, 2007.  The slightly increasing percentage of allowance for loan losses to total loans is largely due to the net recoveries recorded in the first quarter of 2008 and the $10.6 million decrease in total loans outstanding during that time.

C.         Critical Accounting Policies

The Company follows financial accounting and reporting policies that are in accordance with generally accepted accounting principles in the United States of America.  These policies are presented in Note 1 to the consolidated audited financial statements in the Company's annual report on Form 10-K for the year ended December 31, 2007.  Some of these accounting policies, as discussed below, are considered to be critical accounting policies.  Critical accounting policies are those policies that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  The Company has identified two accounting policies that are critical accounting policies, and an understanding of these policies is necessary to understand the financial statements.  These policies relate to determining the adequacy of the allowance for loan losses and the impairment of goodwill.  A detailed description of these accounting policies is contained in the Company’s annual report on Form 10-K for the year ended December 31, 2007.  There have been no significant changes in the application of these accounting policies since December 31, 2007.

           Management believes that the judgments, estimates and assumptions used in the preparation of the consolidated financial statements are appropriate given the factual circumstances at the time.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
MARCH 31, 2008

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

2.	Cash flow generated by repayment of loans and interest.

3.	Arrangements with correspondent banks for purchase of unsecured federal funds.

4.	The sale of securities under repurchase agreements and borrowing from the Federal Home Loan Bank.

5.	Maintenance of an adequate available-for-sale security portfolio. The Company owns $144.5 million of securities at market value as of March 31, 2008.

The cash flow statements for the periods presented in the financial statements provide an indication of the Company’s sources and uses of cash as well as an indication of the ability of the Company to maintain an adequate level of liquidity.

E.           Capital

At March 31, 2008, total shareholders’ equity of $69.8 million was 12.4% of total assets.  This compares to total shareholders’ equity of $67.4 million or 12.3% of total assets on December 31, 2007.

Tier I capital totaled $52.8 million at March 31, 2008, which represents a Tier I leverage ratio of 9.9%.  This ratio is up from the 9.8% at December 31, 2007 due to Premier’s continued profitability in relation to the growth in total assets.

Book value per share was $13.32 at March 31, 2008, and $12.87 at December 31, 2007.  The increase in book value per share was the result of the $0.34 per share earned during the quarter less the $0.10 per share common dividend.  Also increasing the book value per share was $2,347,000 of other comprehensive income for the first three months of 2008 related to the after tax increase in the market value of investment securities available for sale.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
MARCH 31, 2008

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company currently does not engage in any derivative or hedging activity.  Refer to the Company’s 2007 10-K for analysis of the interest rate sensitivity.  The Company believes there have been no significant changes in the interest rate sensitivity since previously reported on the Company’s 2007 10-K.

Item 4(T). Controls and Procedures

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, we believe that, as of March 31, 2008, the Company’s internal control over financial reporting is effective based on those criteria.

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

/s/ Robert W. Walker	/s/ Brien M. Chase
Robert W. Walker, President and	Brien M. Chase, Senior Vice President
Chief Executive Officer	and Chief Financial Officer

Date: May 14, 2008	Date: May 14, 2008

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
MARCH 31, 2008

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

PREMIER FINANCIAL BANCORP, INC.
MARCH 31, 2008

PART II - OTHER INFORMATION

Item 1.         Legal Proceedings                                                                               None

Item 1A.      Risk Factors

Please refer to Premier’s Annual Report on Form 10-K for the year ended December 31, 2007 for disclosures with respect to Premier’s risk factors at December 31, 2007. There have been no material changes since year-end 2007 in the specified risk factors disclosed in the Annual Report on Form 10-K.

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
MARCH 31, 2008

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PREMIER FINANCIAL BANCORP, INC.

Date: May 14, 2008                                        /s/ Robert W. Walker
Robert W. Walker
President & Chief Executive Officer

Date: May 14, 2008                                        /s/ Brien M. Chase
Brien M. Chase
Senior Vice President & Chief Financial Officer