Form 10-Q
period 2008-06-30
PREMIER FINANCIAL BANCORP INC
filed 2008-08-13
CIK 887919

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

Common stock, no par value, – 6,392,772 shares outstanding at August 1, 2008

PREMIER FINANCIAL BANCORP, INC.
JUNE 30, 2008

PREMIER FINANCIAL BANCORP, INC.
JUNE 30, 2008

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

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2008 AND DECEMBER 31, 2007
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	(UNAUDITED)
	2008	2007
ASSETS
Cash and due from banks	$24,568	$22,365
Federal funds sold	35,843	32,035
Securities available for sale	175,603	124,242
Loans held for sale	2,969	1,891
Loans	451,826	346,570
Allowance for loan losses	(8,749)	(6,497)
Net loans	443,077	340,073
Federal Home Loan Bank and Federal Reserve Bank stock	3,865	3,314
Premises and equipment, net	11,389	6,200
Real estate and other property acquired through foreclosure	688	174
Interest receivable	3,751	2,768
Goodwill and other intangible assets	30,207	15,816
Other assets	2,377	377
Total assets	$734,337	$549,255

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Non-interest bearing	$106,047	$75,271
Time deposits, $100,000 and over	71,265	55,345
Other interest bearing	422,757	318,417
Total deposits	600,069	449,033
Federal funds purchased	201	392
Securities sold under agreements to repurchase	23,805	12,477
Federal Home Loan Bank advances	4,752	4,843
Other borrowed funds	16,337	8,412
Interest payable	1,334	1,064
Other liabilities	3,748	5,645
Total liabilities	650,246	481,866

Stockholders' equity
Preferred stock, no par value; 1,000,000 shares authorized;
none issued or outstanding	-	-
Common stock, no par value; 10,000,000 shares authorized;
6,392,772 at June 30, 2008 and 5,237,899 at December 31, 2007
shares issued and outstanding	2,264	1,109
Additional paid in capital	58,203	43,763
Retained earnings	24,921	22,444
Accumulated other comprehensive income (loss)	(1,297)	73
Total stockholders' equity	84,091	67,389
Total liabilities and stockholders' equity	$734,337	$549,255

See Accompanying Notes to Consolidated Financial Statements

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Interest income
Loans, including fees	$7,296	$6,754	$13,849	$13,518
Securities available for sale
Taxable	1,858	1,373	3,388	2,669
Tax-exempt	57	40	93	79
Federal funds sold and other	222	545	530	1,058
Total interest income	9,433	8,712	17,860	17,324

Interest expense
Deposits	2,751	2,788	5,339	5,458
Repurchase agreements and other	53	86	106	165
FHLB advances and other borrowings	180	287	372	639
Total interest expense	2,984	3,161	5,817	6,262

Net interest income	6,449	5,551	12,043	11,062
Provision for loan losses	91	(164)	(44)	(128)
Net interest income after provision for loan losses	6,358	5,715	12,087	11,190

Non-interest income
Service charges on deposit accounts	825	707	1,463	1,340
Electronic banking income	219	153	382	290
Secondary market mortgage income	139	153	300	288
Life insurance benefit	-	-	-	212
Gain on sale of securities	93	-	93	-
Other	276	92	380	221
	1,552	1,105	2,618	2,351
Non-interest expenses
Salaries and employee benefits	2,534	2,154	4,759	4,488
Occupancy and equipment expenses	668	502	1,168	1,007
Outside data processing	591	512	1,175	1,038
Professional fees	222	113	401	191
Taxes, other than payroll, property and income	164	155	318	308
Write-downs, expenses, sales of other real estate owned, net	20	33	30	34
Supplies	98	81	180	156
Other expenses	707	577	1,095	1,053
	5,004	4,127	9,126	8,275
Income before income taxes	2,906	2,693	5,579	5,266
Provision for income taxes	976	903	1,875	1,690

Net income	$1,930	$1,790	$3,704	$3,576

Weighted average shares outstanding:
Basic	6,012	5,237	5,625	5,237
Diluted	6,018	5,268	5,653	5,266

Net income per share:
Basic	$0.32	$0.34	$0.66	$0.68
Diluted	0.32	0.34	0.66	0.68
Dividends per share	0.11	0.10	0.21	0.20

See Accompanying Notes to Consolidated Financial Statements

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$1,930	$1,790	$3,704	$3,576

Other comprehensive income:
Unrealized losses arising during the period	(5,539)	(1,108)	(1,983)	(538)
Reclassification of realized amount	(93)	-	(93)	-
Net change in unrealized gain (loss) on securities	(5,632)	(1,108)	(2,076)	(538)
Less tax impact	(1,915)	(377)	(706)	(183)
Other comprehensive loss:	(3,717)	(731)	(1,370)	(355)

Comprehensive income (loss)	$(1,787)	$1,059	$2,334	$3,221

See Accompanying Notes to Consolidated Financial Statements

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	2008	2007
Cash flows from operating activities
Net income	$3,704	$3,576
Adjustments to reconcile net income to net cash from operating activities
Depreciation	461	387
Provision for loan losses	(44)	(128)
Amortization (accretion), net	(8)	(20)
FHLB stock dividends	(67)	-
OREO writedowns (gains on sales), net	21	27
Stock compensation expense	57	74
Loans originated for sale	(15,727)	(14,864)
Secondary market loans sold	14,949	13,552
Secondary market income	(300)	(288)
Changes in :
Interest receivable	5	(18)
Other assets	1,003	750
Interest payable	(115)	85
Other liabilities	239	(231)
Net cash from operating activities	4,178	2,902

Cash flows from investing activities
Purchases of securities available for sale	(58,350)	(26,129)
Proceeds from maturities and calls of securities available for sale	44,099	23,507
Proceeds from sales of securities available for sale	1,995	25
Purchases of FHLB stock, net of redemptions	(99)	(15)
Purchases of subsidiaries, net of cash received	(8,717)	-
Net change in federal funds sold	7,034	(9,442)
Net change in loans	(7,887)	6
Purchases of premises and equipment, net	(716)	(238)
Proceeds from sale of other real estate acquired through foreclosure	266	154
Net cash from investing activities	(22,375)	(12,132)

Cash flows from financing activities
Net change in deposits	2,346	15,154
Cash dividends paid	(1,227)	(1,047)
Repayment of Federal Home Loan Bank advances	(91)	(2,274)
Repayment of other borrowed funds	(3,297)	(3,168)
Proceeds from other borrowings	11,532	-
Net change in federal funds purchased	(191)	(976)
Net change in agreements to repurchase securities	11,328	971
Net cash from financing activities	20,400	8,660

Net change in cash and cash equivalents	2,203	(570)

Cash and cash equivalents at beginning of period	22,365	16,974

Cash and cash equivalents at end of period	$24,568	$16,404

(continued)

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
SIX MONTHS ENDED JUNE 30, 2008AND 2007
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	2008	2007
Supplemental disclosures of cash flow information:
Cash paid during period for interest	$5,932	$6,177

Loans transferred to real estate acquired through foreclosure	251	187

Common stock issued to acquire Citizens First Bank, Inc.	6,400

Common stock issued to acquire Traders Bankshares, Inc.	9,138

See Accompanying Notes to Consolidated Financial Statements

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Premier Financial Bancorp, Inc. (the Company) and its wholly owned subsidiaries:

				June 30, 2008
		Year	Total	Net Income
Subsidiary	Location	Acquired	Assets	Qtr	Six Mos
Citizens Deposit Bank & Trust	Vanceburg, Kentucky	1991	$123,769	$580	$1,025
Farmers Deposit Bank	Eminence, Kentucky	1996	68,813	190	460
Ohio River Bank	Ironton, Ohio	1998	94,951	311	599
First Central Bank, Inc.	Philippi, West Virginia	1998	111,873	337	673
Boone County Bank, Inc.	Madison, West Virginia	1998	154,344	574	1,122
Traders Bank	Spencer, West Virginia	2008	113,590	139	139
Citizens First Bank, Inc.	Ravenswood, West Virginia	2008	67,840	127	127
Mt. Vernon Financial Holdings, Inc.	Huntington, West Virginia	1999	349	(7)	189
Parent and Intercompany Eliminations			(1,192)	(321)	(630)
Consolidated Total			$734,337	$1,930	$3,704

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  2 –SECURITIES

Amortized cost and fair value of investment securities, by category, at June 30, 2008 are summarized as follows:
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
U. S. Treasury securities	$2,489	$33	$-	$2,522
U. S. agency securities	108,292	392	(1,276)	107,408
Obligations of states and political subdivisions	7,235	21	(75)	7,181
Mortgage-backed securities	59,552	125	(1,185)	58,492
Total available for sale	$177,568	$571	$(2,536)	$175,603

Amortized cost and fair value of investment securities, by category, at December 31, 2007 are summarized as follows:
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
U. S. Treasury securities	$5,477	$97	$-	$5,574
U. S. agency securities	74,515	427	(83)	74,859
Obligations of states and political subdivisions	3,789	31	(4)	3,816
Mortgage-backed securities	40,350	131	(488)	39,993
Total available for sale	$124,131	$686	$(575)	$124,242

Securities with unrealized losses at June 30, 2008 aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. agency securities	$65,789	$(1,276)	$-	$-	$65,789	$(1,276)
Obligations of states and political subdivisions	4,881	(75)	-	-	4,881	(75)
Gov’t guaranteed mortgage-backed securities	7,520	(111)	3,547	(117)	11,067	(228)
Mortgage-backed securities	35,239	(914)	845	(43)	36,084	(957)

Total temporarily impaired	$113,429	$(2,376)	$4,392	$(160)	$117,821	$(2,536)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  2–SECURITIES - continued

Securities with unrealized losses at December 31, 2007 aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. agency securities	$1,997	$(3)	$24,712	$(80)	$26,709	$(83)
Obligations of states and political subdivisions	245	(3)	210	(1)	455	(4)
Gov’t guaranteed mortgage-backed securities	-	-	11,019	(239)	11,019	(239)
Mortgage-backed securities	4,404	(49)	10,179	(200)	14,583	(249)

Total temporarily impaired	$6,646	$(55)	$46,120	$(520)	$52,766	$(575)

The investment portfolio is predominately high quality interest-bearing bonds with defined maturity dates backed by the U.S. Government or Government sponsored agencies.  The unrealized losses at June 30, 2008 and December 31, 2007 are price changes resulting from changes in the interest rate environment and are not considered to be other than temporary declines in the value of the securities.  Their fair value is expected to recover as the bonds approach their maturity date and/or market conditions improve.

NOTE  3 – LOANS

Major classifications of loans at June 30, 2008 and December 31, 2007 are summarized as follows:
	2008	2007
Commercial, secured by real estate	$120,994	$100,278
Commercial, other	63,179	40,438
Real estate construction	25,031	24,035
Residential real estate	183,167	133,776
Agricultural	2,874	1,845
Consumer and home equity	53,595	41,893
Other	2,986	4,305
	$451,826	$346,570

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3 – LOANS - continued

The following table sets forth information with respect to the Company’s impaired loans at June 30, 2008 and December 31, 2007.
	2008	2007
Impaired loans at period end with an allowance	$10,697	$4,761
Impaired loan at period end with no allowance	244	-
Amount of allowance for loan losses allocated	1,770	1,482

The following table sets forth information with respect to the Company’s nonperforming loans at June 30, 2008 and December 31, 2007.
	2008	2007
Non-accrual loans	$5,109	$3,157
Accruing loans which are contractually past due 90 days or more	525	987
Restructured loans	3,198	1,489
Total	$8,832	$5,633

NOTE  4 – ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for the three and six months ended June 30, 2008 and 2007 are as follows:
	Three Months Ended		Six Months Ended
	June 30		June 30,
	2008	2007	2008	2007
Balance, beginning of period	$6,407	$6,576	$6,497	$6,661
Gross charge-offs	(186)	(64)	(265)	(324)
Recoveries	137	292	261	431
Allowance related to acquired banks	2,300	-	2,300	-
Provision for loan losses	91	(164)	(44)	(128)
Balance, end of period	$8,749	$6,640	$8,749	$6,640

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  5 – FEDERAL HOME LOAN BANK ADVANCES

The Banks own stock of the Federal Home Loan Bank (FHLB) of Cincinnati, Ohio and the FHLB of Pittsburgh, Pennsylvania. This stock allows the Banks to borrow advances from the FHLB.

Advances from the FHLB at June 30, 2008 and December 31, 2007 were as follows:

	2008	2007
Payments due at maturity in May 2010, fixed rate at rates from 6.25% to 6.64%, averaging 6.5%	$4,000	$4,000
Payments due monthly with maturities from October 2011 to June 2012, fixed rates from 4.10% to 4.40%, averaging 4.26%	752	843
	$4,752	$4,843

Advances are secured by the FHLB stock, certain pledged investment securities and substantially all single family first mortgage loans of the participating Banks.  Scheduled principal payments due on advances during the five years subsequent to June 30, 2008 are as follows:

2008 (remaining six months)	$130
2009	184
2010	4,191
2011	191
2012	56
Thereafter	-
$4,752

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  6 –OTHER BORROWED FUNDS

On April 30, 2008, the Company executed and delivered to First Guaranty Bank a Promissory Note and Business Loan Agreement dated April 30, 2008 for the principal amount of $11,550,000, bearing interest generally floating daily at the “Wall Street Journal” prime rate (“the Index”) minus 1.00% and requiring 59 monthly principal payments of $50,000 and one final payment of $8.6 million due at maturity on April 30, 2013.  If the Index is between 5.00% and 6.00%, the interest on the note will be 5.00%.  If the Index falls below 5.00%, then the interest on the note will float with the Index.  The note is secured by a pledge of Premier’s 100% interest in Boone County Bank (a wholly owned subsidiary) under Commercial Pledge Agreement dated April 30, 2008.  The proceeds of this note were used to fund the $9,000,000 of cash needed to purchase Traders Bankshares, Inc. and to refinance the remaining $2,550,000 balance of Premier’s outstanding note with First Guaranty Bank dated January 31, 2006. Premier’s chairman owns approximately 27.6% of the voting stock of First Guaranty Bank.  Premier’s board of directors reviewed the loan and authorized the Company to enter into the loan transaction.

On November 10, 2006, the Company executed and delivered to The Bankers’ Bank of Kentucky, Inc. of Frankfort, Kentucky (“Bankers’ Bank”) a Term Note and Business Loan Agreement dated November 10, 2006 in the principal amount of $6,500,000 bearing interest floating daily at the “Wall Street Journal” prime rate minus 1.00% (currently 4.00%) and requiring 83 monthly principal and interest payments of $100,000 and a final payment of any balance due at maturity on November 9, 2013. The note is secured by a pledge of Premier’s 100% interest in Citizens Deposit Bank and Trust, Inc. (a wholly owned subsidiary) and Premier’s 100% interest in Farmers-Deposit Bank, Eminence, Kentucky (a wholly owned subsidiary) under a Stock Pledge and Security Agreement dated November 10, 2006.

Scheduled principal payments due on the two bank borrowings subsequent to June 30, 2008 are as follows:

2008 (remaining six months)	$800
2009	1,631
2010	1,673
2011	1,716
2012	1,762
Thereafter	8,755
$16,337

In addition to the $6,500,000 Term Note, Premier executed and delivered to the Bankers’ Bank a Promissory Note whereby Premier may request and receive monies from Bankers’ Bank from time to time, but the aggregate outstanding principal balance under the Promissory Note at any time shall not exceed $3,500,000 and the right to request and receive monies from Bankers’ Bank expires on November 9, 2008. The Promissory Note is secured by the same collateral as the $6,500,000 Term Note. At June 30, 2008, there was no outstanding principal balance on the Promissory Note.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  7 - STOCKHOLDERS’ EQUITY AND REGULATORY MATTERS

The Company’s principal source of funds for dividend payments to shareholders is dividends received from the subsidiary Banks.  Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies.  Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, as defined, combined with the retained net profits of the preceding two years, subject to the capital requirements and additional restrictions as discussed below.  During 2008, the Banks could, without prior approval, declare dividends of approximately $3.9 million plus any 2008 net profits retained to the date of the dividend declaration.

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

These quantitative measures established by regulation to ensure capital adequacy require the Company and Banks to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of June 30, 2008, that the Company and the Banks meet all quantitative capital adequacy requirements to which they are subject.

Shown below is a summary of regulatory capital ratios for the Company:
	June 30, 2008	December 31, 2007	Regulatory Minimum Requirements	To Be Considered Well Capitalized
Tier I Capital (to Risk-Weighted Assets)	14.3%	16.1%	4.0%	6.0%
Total Capital (to Risk-Weighted Assets)	13.0%	17.3%	8.0%	10.0%
Tier I Capital (to Average Assets)	8.5%	9.8%	4.0%	5.0%

As of June 30, 2008, the most recent notification from the FRB categorized the Company and its subsidiary Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum Total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the preceding table.  There are no conditions or events since that notification that management believes have changed the Company’s category.

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  8 – STOCK COMPENSATION EXPENSE - continued

Compensation expense of $57,000 was recorded for the first six months of 2008 compared to $74,000 for the first six months of 2007.  For the three months ended June 30, $31,000 was recorded for 2008 while $37,000 was recorded for 2007.  Stock-based compensation expense is recognized ratably over the requisite service period for all awards. Unrecognized stock-based compensation expense related to stock options totaled $129,000 at June 30, 2008. This unrecognized expense is expected to be recognized over the next 31 months based on the vesting periods of the options.

A summary of the Company’s stock option activity and related information is presented below for the six months ended June 30:

	- - - - - - - - 2008 - - - - - - - -		- - - - - - - - 2007 - - - - - - - -
		Weighted Average Exercise		Weighted Average Exercise
	Options	Price	Options	Price
Outstanding at beginning of year	150,249	$12.65	120,248	$12.25
Grants	45,300	12.92	37,000	14.22
Exercises	-	-	-	-
Forfeitures or expired	-	-	(1,000)	14.22
Outstanding at June 30,	195,549	$12.71	156,248	$12.70

Exercisable at June 30,	117,433		85,764
Weighted average remaining life of options outstanding	7.1		7.4
Weighted average fair value of options granted during the year	$2.55		$3.81

Additional information regarding stock options outstanding and exercisable at June 30, 2008, is provided in the following table:

	- - - - - - - - Outstanding - - - - - - - -			- - - - - - - - Currently Exercisable - - - - - - - -
Range of Exercise Prices	Number	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value

$7.50 to $10.00	42,416	$8.69	$82	42,416	5.1	$8.69	$82
$10.01 to $12.50	31,833	11.62	0	31,833	6.6	11.62	0
$12.51 to $15.00	78,800	13.47	0	11,175	8.6	14.22	0
$15.01 to $17.50	42,500	16.13	0	32,009	5.2	16.17	0
Outstanding - Jun 30, 2008	195,549	12.71	$82	117,433	5.9	12.05	$82

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  9 – FAIR VALUE - continued

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at June 30, 2008 Using
	June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities	$175,603	$2,522	$173,081	$-

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at June 30, 2008 Using
	June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired Loans	$8,927	$-	$-	$9,171

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $10,697,000 with a valuation allowance of $1,770,000.  Approximately $5,418,000 of the carrying amount and $384,000 of the valuation allowance were added as a result of the acquisitions of Citizens First and Traders.  The remaining change since year-end 2007 resulted in a negative provision for loan losses of $96,000 for the six month period.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  10 – ACQUISITIONS OF CITIZENS FIRST BANK AND TRADERS BANKSHARES

At the close of business on April 30, 2008, the Company completed its acquisition of Citizens First Bank, Inc. (“Citizens First”) a $62 million bank headquartered in Ravenswood, West Virginia.  Under terms of the definitive agreement of merger dated October 24, 2007, each share of Citizens First common stock was entitled to merger consideration of $13.25 cash and 1.20 shares of Premier common stock.  Premier issued approximately 480,000 shares of its common stock and paid in total $5.3 million in cash to the shareholders of Citizens First.  The cash portion of the merger consideration was funded from cash on hand of Premier.  The value of the transaction is estimated at $11.7 million.  The purchase price resulted in approximately $5.0 million in goodwill and $832,000 in core deposit intangible, none of which is deductible for tax purposes.  The core deposit intangible will be amortized using an accelerated method.  Purchase accounting adjustments are subject to refinement as management finalizes the calculations.

Also at the close of business on April 30, 2008, the Company completed its acquisition of Traders Bankshares, Inc. (“Traders”), a $108 million bank holding company headquartered in Spencer, West Virginia, whose wholly owned subsidiary is Traders Bank.  Under terms of the definitive agreement of merger dated November 27, 2007, each share of Traders common stock was entitled to merger consideration of $50.00 cash and 3.75 shares of Premier common stock.  Premier issued appoximately 675,000 shares of its common stock and paid in total $9.0 million in cash to the shareholders of Traders.  The cash portion of the merger consideration was funded by proceeds from a borrowing from First Guaranty Bank more fully described in Note 6.  The value of the transaction is estimated at $18.1 million. The purchase price resulted in approximately $6.7 million in goodwill and $2.0 million in core deposit intangible, none of which is deductible for tax purposes.  The core deposit intangible will be amortized using an accelerated method.  Purchase accounting adjustments are subject to refinement as management finalizes the calculations.

Net assets acquired via each transaction are shown in the table below:

	Citizens First	Traders
Cash and due from banks	$2,300	$3,285
Federal funds sold	8,394	2,448
Securities available for sale	4,097	40,643
Loans, net	44,773	50,551
Goodwill and other intangible assets	5,806	8,655
Other assets	2,678	6,478
Total assets acquired	68,048	112,060

Deposits	(56,020)	(92,807)
Other liabilities	(328)	(1,113)
Total liabilities assumed	(56,348)	(93,920)
Net assets acquired	$11,700	$18,140

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  10 – ACQUISITIONS - continued

The results of operations of Citizens First and Traders are included in Premier’s consolidated statements of income beginning as of the acquisition date.  Pro forma condensed income statements for the quarter and six months ended June 30, 2008 and 2007 are shown below as if the mergers had occurred at the beginning of each period presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Interest income	$10,292	$11,382	$21,278	$22,673
Interest expense	3,292	4,212	7,127	8,304
Net interest income	6,990	7,170	14,151	14,369
Provision for loan losses	91	(164)	(44)	(93)
Net interest income after provision	6,899	7,334	14,195	14,462
Non-interest income	1,609	1,354	2,912	2,801
Non-interest expense	7,745	5,703	13,388	11,310
Income before income taxes	763	2,985	3,719	5,953
Income tax expense	201	1,003	1,188	1,951
Net income	$562	$1,982	$2,531	$4,002

Basic earnings per share	$0.09	0.31	$0.40	$0.63
Diluted earnings per share	0.09	0.31	0.39	0.62

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
JUNE 30, 2008

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

Net income for the six months ended June 30, 2008 was $3,704,000, or $0.66 per share, compared to net income of $3,576,000, or $0.68 per share for the six months ended June 30, 2007.  The increase in income reported for 2008 was primarily the result of higher interest income and non-interest income partially offset by higher interest expense and higher non-interest expense. The increase in each of these categories was primarily the result of the increase in operations from the acquisitions of Citizens First Bank (“Citizens First) and Traders Bankshares, Inc. (“Traders”), both of which occurred at the close of business on April 30, 2008.  The operating results of Citizens First and Traders are included in the consolidated financial statements of Premier only from the date of acquisition.  The decrease in earnings per share resulted from the increase in the average shares outstanding related to the common stock issued as part of the merger consideration of Citizens First and Traders as more fully described in Note 10 to the consolidated financial statements.

Net income for the three months ended June 30, 2008 was $1,930,000, or $0.32 per share, compared to net income of $1,790,000, or $0.34 per share for the three months ended June 30, 2007. The increase in income reported for 2008 was the result of higher interest income and non-interest income as well as lower interest expense all of which was partially offset by higher non-interest expense.  Again, the increase in each of these categories was primarily the result of the increase in operations from the acquisitions of Citizens First Bank (“Citizens First) and Traders Bankshares, Inc. (“Traders”), both of which occurred at the close of business on April 30, 2008.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
JUNE 30, 2008

Net interest income for the six months ending June 30, 2008 totaled $12.04 million, up $981,000 or 8.9% from the $11.06 million of net interest income earned in the first six months of 2007. Interest income in 2008 increased by $536,000 or 3.1%. The increase in interest income is due to the $1.53 million of interest income earned in May and June by Citizens First and Traders banks.  Excluding their operations, interest income declined by $989,000 or 5.7% in 2008.  Interest income on loans decreased by $883,000, due to lower interest yields earned on a slightly lower average volume of loans outstanding.  Interest earned on federal funds sold decreased by $578,000, due to lower yields earned and a lower volume outstanding.  However, interest earned on investments increased by $476,000, due to higher average yields on a 11.9% increase in the average volume of investments.  The decreases in the yields on loans and federal funds sold in 2008 are largely the result of the rapid decrease in market interest rates following the Federal Reserve Bank Board of Governors’ monetary policy changes in the first quarter of 2008.

Interest expense in 2008 decreased by $445,000 or 7.1% despite of the inclusion of the operations of Citizens First and Traders.  Excluding the $452,000 of interest expense of Citizens First and Traders, interest expense declined by $897,000 or 14.3% in 2008 compared to 2007, nearly offsetting the $989,000 decrease in interest income described above.  Interest expense on deposits decreased by $571,000, largely due to lower rates paid, although on a slightly higher average balance of deposits outstanding.  Interest expense on repurchase agreements and other short-term borrowings decreased $59,000 in 2008, largely due to lower rates paid on a slightly larger average balance.  Interest expense on FHLB advances and other borrowings decreased $267,000 in 2008 due to accelerated principal payments made in 2007 on higher cost borrowings, and rate decreases on Premier’s variable rate borrowings at the parent.  The new borrowing at the parent to fund the purchase of Traders has had little impact on the first six months of 2008 operations due to offsetting interest expense reductions from principal payments.  The $16.3 million of borrowings at the parent as of June 30, 2008 is expected to have a greater impact on interest expense in the second half of 2008.

As a result of the decrease in market interest rates following the Federal Reserve Bank Board of Governors’ monetary policy changes, coupled with acquisitions of Citizens First and Traders, Premier’s overall net interest margin for the first six months of 2008 decreased to 4.24% compared to 4.39% for the same period of 2007.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
JUNE 30, 2008

Additional information on Premier’s net interest income for the first six months of 2008 and 2007 is contained in the following table.

PREMIER FINANCIAL BANCORP, INC.
AVERAGE CONSOLIDATED BALANCE SHEETS
AND NET INTEREST INCOME ANALYSIS

	Six Months Ended June 30, 2008			Six Months Ended June 30, 2007
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
Assets
Interest Earning Assets
Federal funds sold and other	$41,151	$530	2.58%	$40,452	$1,058	5.27%
Securities available for sale
Taxable	149,683	3,388	4.53	121,293	2,669	4.40
Tax-exempt	5,023	93	5.61	4,153	79	5.76
Total investment securities	154,706	3,481	4.56	125,446	2,748	4.45
Total loans	375,350	13,849	7.40	343,476	13,518	7.94
Total interest-earning assets	571,207	17,860	6.28%	509,374	17,324	6.87%
Allowance for loan losses	(7,259)			(6,669)
Cash and due from banks	16,163			13,874
Other assets	34,982			29,249
Total assets	$615,093			$545,828

Liabilities and Equity
Interest-bearing liabilities
Interest-bearing deposits	$422,888	5,339	2.53	$376,586	5,458	2.92
Short-term borrowings	13,183	106	1.61	13,175	165	2.53
FHLB advances	4,791	147	6.15	5,837	196	6.77
Other borrowings	9,341	225	4.83	11,375	443	7.85
Total interest-bearing liabilities	450,203	5,817	2.59%	406,973	6,262	3.10%
Non-interest bearing deposits	84,340			73,999
Other liabilities	5,838			2,428
Shareholders’ equity	74,712			62,428
Total liabilities and equity	$615,093			$545,828

Net interest earnings		$12,043			$11,062
Net interest spread			3.69%			3.77%
Net interest margin			4.24%			4.39%

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
JUNE 30, 2008

Additional information on Premier’s net interest income for the second quarter of 2008 and second quarter of 2007 is contained in the following table.

PREMIER FINANCIAL BANCORP, INC.
AVERAGE CONSOLIDATED BALANCE SHEETS
AND NET INTEREST INCOME ANALYSIS

	Three Months Ended June 30, 2008			Three Months Ended June 30, 2007
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
Assets
Interest Earning Assets
Federal funds sold and other	$43,184	$222	2.06%	$41,897	$545	5.22%
Securities available for sale
Taxable	166,881	1,858	4.45	121,928	1,373	4.50
Tax-exempt	6,237	57	5.54	4,179	40	5.80
Total investment securities	173,118	1,915	4.49	126,107	1,413	4.55
Total loans	412,090	7,296	7.10	343,779	6,754	7.88
Total interest-earning assets	628,392	9,433	6.04%	511,782	8,712	6.84%
Allowance for loan losses	(7,958)			(6,648)
Cash and due from banks	18,104			13,485
Other assets	42,730			29,228
Total assets	$681,268			$547,848

Liabilities and Equity
Interest-bearing liabilities
Interest-bearing deposits	$468,328	2,751	2.36	$378,653	2,788	2.95
Short-term borrowings	13,598	53	1.56	13,416	86	2.57
FHLB advances	4,768	73	6.14	5,028	76	6.06
Debentures	10,474	107	4.10	10,683	211	7.92
Total interest-bearing liabilities	497,168	2,984	2.41%	407,780	3,161	3.11%
Non-interest bearing deposits	94,539			74,427
Other liabilities	8,941			2,458
Shareholders’ equity	80,620			63,183
Total liabilities and equity	$681,268			$547,848

Net interest earnings		$6,449			$5,551
Net interest spread			3.63%			3.73%
Net interest margin			4.13%			4.36%

Net interest income for the quarter ending June 30, 2008 totaled $6.36 million, up $643,000 or 11.3% from the $5.72 million of net interest income earned in the second quarter of 2007. Interest income in 2008 increased by $721,000 or 8.3%. The increase in interest income is due to the $1.53 million of interest income earned in May and June by Citizens First and Traders banks.  Excluding their operations, interest income declined by $804,000 or 9.2% in 2008.  Interest income on loans decreased by $672,000, due to lower interest yields earned on a slightly higher average volume of loans outstanding.  Interest earned on federal funds sold decreased by $377,000, due to lower yields earned and a lower volume outstanding.  However, interest earned on investments increased $245,000 in 2008, largely due to an increased average volume of investments.  The decreases in the yields on loans and federal funds sold in 2008 are largely the result of the rapid decrease in market interest rates following the Federal Reserve Bank Board of Governors’ monetary policy changes in the first quarter of 2008.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
JUNE 30, 2008

Interest expense in the second quarter of 2008 decreased by $177,000 or 5.6% despite the inclusion of the operations of Citizens First and Traders.  Excluding the $452,000 of interest expense of Citizens First and Traders, interest expense declined by $629,000 or 19.9% in the second quarter of 2008 compared to same period in 2007, offsetting a substantial portion of the $804,000 decrease in interest income described above.  Interest expense on deposits decreased by $489,000, largely due to lower rates paid although on a slightly higher average balance of deposits outstanding.  Interest expense on repurchase agreements and other short-term borrowings decreased $33,000 in the second quarter of 2008 compared to the same quarter of 2007, largely due to lower rates paid on a slightly larger average balance.  Interest expense on FHLB advances and other borrowings decreased $107,000 in the second quarter of 2008 largely due to rate decreases on Premier’s variable rate borrowings at the parent as the impact of the new borrowing at the parent to fund the purchase of Traders offset most of the reductions from principal payments.

As a result of the decrease in market interest rates following the Federal Reserve Bank Board of Governors’ monetary policy changes, coupled with acquisitions of Citizens First and Traders, Premier’s overall net interest margin for the second quarter of 2008 decreased to 4.13% compared to 4.36% for the same quarter of 2007.

Non-interest income increased $267,000 to $2,618,000 for the first six months of 2008.  This total includes $93,000 of gains on the sale of securities in 2008 and $150,000 of income received for extending the Company’s ATM processing contract.  Non-interest income in 2007 included $212,000 of life insurance benefits on the death of a former officer of a subsidiary.  All of these should be considered non-recurring income.   Excluding the non-recurring income, non-interest income in the first six months of 2008 increased $236,000, or 11.0% when compared to the first six months of 2007.  Included in this increase is $178,000 of non-interest income from the operations of Citizens First and Traders.  Excluding their operations, service charges on deposit accounts increased by $16,000 or 1.2%, electronic banking income (income from debit/credit cards, ATM fees and internet banking charges) increased by $54,000 or 18.6% and secondary market mortgage income increased by $12,000, or 4.2%.  The increase in electronic banking income in 2008 is largely due to increases in Premier’s deposit customer base and customers’ greater propensity to use electronic means to conduct their banking business.  Premier’s conversion to a more modern banking software system in 2005 has allowed Premier to offer more electronic banking services and made it easier for customers to conduct their banking electronically.  Premier has plans to convert its two newest affiliate banks to these systems in the third and fourth quarters of 2008.  The increase in secondary market mortgage income in 2008 is primarily due to Premier’s effort to expand its operations to originate high quality mortgage loans for brokers for a commission and service release fee.  This is an increasingly difficult challenge in the current secondary market environment as brokers have either tightened their lending standards or have ceased buying new mortgages at all in an effort to avoid further exposure to sub-prime lending.  Premier concentrates it efforts on selling high quality mortgage loans and routinely searches for new buyers for these loans; however, the volume of future sales may depend on factors beyond the control of the Company.

For the quarter ending June 30, 2008, non-interest income increased $447,000 to $1,552,000. Excluding the operations of Citizens First and Traders and the non-recurring income described above, non-interest income increased by $25,000 or 2.3% in the second quarter of 2008 compared to the same quarter of 2007.  Service charges on deposit accounts increased by $11,000 or 1.6%, electronic banking income increased by $28,000 or 18.3% while secondary market mortgage income decreased by $14,000, or 9.2%.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
JUNE 30, 2008

Non-interest expenses for the first six months of 2008 totaled $9,126,000 or 2.98% of average assets on an annualized basis compared to $8,275,000 or 3.02% of average assets for the same period of 2007.   The $851,000 increase in non-interest expenses in 2008 when compared to the first six months of 2007 is largely due to the additional operations of Citizens First and Traders.  Excluding their operations, non-interest expense in the first six months of 2008 increased by $39,000 or 0.5%.  Excluding the operations of Citizens First and Traders, staff costs decreased by $117,000 or 2.6% in 2008 as normal salary and benefit increases have been more than offset by staff reductions in 2007 and an increase in the deferral of loan origination costs.  Occupancy and equipment expenses decreased by $12,000 or 1.2%.  Outside data processing costs increased by $113,000 or 10.9% in 2008 largely due to fee increases for core processing and ATM processing, additional costs for year-end processing, and new charges related to the electronic “capture” of customer checks for digital clearing purposes.  Professional fees increased by $174,000 or 91.1% in 2008 largely due to legal and other professional help to complete the acquisitions of Citizens First and Traders.  Taxes other than payroll, property and income decreased by $11,000 or 3.6% in 2008.  Write-downs, expenses and sales of other real estate owned (OREO) decreased by $8,000 while supplies expense increased by $18,000 in 2008.  Other operating expenses decreased by $118,000 in 2008 largely due to $120,000 of collection expense reimbursements received in the first quarter of 2008, reduced courier costs resulting from electronic clearing of customer checks rather than physically transporting the paper items to be cleared, partially offset by a $31,000 increase in FDIC insurance premiums.

Non-interest expenses for the second quarter of 2008 totaled $5,004,000 or 2.94% of average assets on an annualized basis compared to $4,127,000 or 3.01% of average assets for the same period of 2007.   Again, the $877,000 increase in non-interest expenses in the second quarter of 2008 when compared to same period of 2007 is largely due to the additional operations of Citizens First and Traders.  Excluding their operations, non-interest expense in the second quarter of 2008 increased by $65,000 or 1.6% when compared to the second quarter of 2007.  Excluding the operations of Citizens First and Traders, staff costs decreased by $8,000 or 0.3% in 2008 as normal salary and benefit increases have been substantially offset by staff reductions in 2007.  Occupancy and equipment expenses decreased by $7,000 or 1.4%.  Outside data processing costs increased by $55,000 or 10.7% in 2008 largely due to fee increases for core processing and ATM processing, and new charges related to the electronic “capture” of customer checks for digital clearing purposes.  Professional fees increased by $73,000 or 64.6% in 2008 largely due to legal and other professional help to complete the acquisitions of Citizens First and Traders.  Taxes other than payroll, property and income decreased by $12,000 or 7.7% in 2008.  Write-downs, expenses and sales of other real estate owned (OREO) decreased by $17,000 while supplies expense increased by $11,000 in 2008.  Other operating expenses decreased by $30,000 in 2008 partially due to reduced courier costs.

Income tax expense was $1,875,000 for the first six months of 2008 compared to $1,690,000 for the first six months of 2007.  The effective tax rate for the six months ended June 30, 2008 was 33.6% compared to the 32.1% effective tax rate for the same period in 2007.  The increase in income tax expense can be primarily attributed to the increase in pre-tax income related to the operations of Citizens First and Traders detailed above.  The increase in the effective tax rate is primarily the result of life insurance benefits realized in 2007 which are exempt from income tax.  Income tax expense for the quarter ending June 30, 2008 was $976,000 (33.6% effective tax rate) compared to $903,000 (33.5% effective tax rate) for the same period of 2007.  The increase in income tax expense is directly related to the increase in pre-tax income from the operations of Citizens First and Traders.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
JUNE 30, 2008

The annualized returns on shareholders’ equity and average assets were approximately 9.81% and 1.19% for the six months ended June 30, 2008 compared to 11.39% and 1.30% for the same period in 2007.  For the quarter ending June 30, 2008, annualized returns on shareholders’ equity and average assets were approximately 9.58% and 1.13% compared to 11.33% and 1.31% for the same quarter of 2007.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
JUNE 30, 2008

B.         Financial Position

Total assets at June 30, 2008 increased $185.1 million to $734.3 million from the $549.3 million at December 31, 2007.  Earning assets increased to $669.2 million at June 30, 2008 from the $507.6 million at December 31, 2007, an increase of $161.7 million, or 31.9%.  The increase was primarily due to the acquisitions of Citizens First and Traders which added $180.1 million to total assets and $154.7 million to earning assets.  The remaining increase was largely due to an increase in securities available-for-sale and total loans outstanding, with partially offsetting decreases in federal funds sold and cash and due from banks (see below).

Cash and due from banks at June 30, 2008 was $24.6 million, a $2.2 million increase from the $22.4 million at December 31, 2007.  Federal funds sold increased $3.8 million from the $32.0 million reported at December 31, 2007.  The increases in these two assets are a result of the acquisitions of Citizens First and Traders which added $5.6 million to cash and due from bank and $10.8 million to federal funds sold.  Excluding the acquisitions, cash and due from banks has decreased by $3.4 million and federal funds sold have decreased by $7.0 million.  Changes in these two highly liquid assets are generally in response to increases in deposits, the demand for deposit withdrawals or the funding of loans and are part of Premier’s management of its liquidity and interest rate risks.  The decrease in cash and due from banks, excluding the acquisitions, was the result of placing surplus balances into interest earning opportunities.  Similarly, the decrease in federal funds sold was used to help fund loan demand during the second quarter of 2008.

Securities available for sale totaled $175.6 million at June 30, 2008, a $51.4 million increase from the $124.2 million at December 31, 2007.  The increase was largely due to the acquisitions of Citizens First and Traders which added $44.8 million of securities to Premier’s balance sheet.  The remaining $6.6 million increase was largely due $54.9 million of investment purchases versus the volume of sales, calls and maturities that occurred during the first six months of 2008.  During the first three months of 2008, Premier received investable funds from a $15.2 million increase in customer deposits plus $10.6 million in net loan repayments from customers.  Due to the rapidly declining interest rate yields following the Federal Reserve Bank Board of Governors’ monetary policy changes in the first quarter, Premier used these funds to diminish its downside interest rate risk by purchasing higher-yielding, 3 to 5 year fixed rate bonds in the investment portfolio.  Since the end of the first quarter, Premier’s purchases of securities have slowed due to an increase in loan demand in the second quarter of 2008.  The investment portfolio is predominately high quality interest-bearing bonds with defined maturity dates backed by the U.S. Government or Government sponsored agencies.  The unrealized gains and losses at June 30, 2008 and at December 31, 2007 are price changes resulting from changes in the interest rate environment and are not considered to be other than temporary changes in the value of the securities.  Premier anticipates receiving the full principal amount of these investments upon their maturity or early redemption by the issuer.  Additional details on investment activities can be found in the Consolidated Statements of Cash Flows.

Total loans at June 30, 2008, were $451.8 million compared to $346.6 million at December 31, 2007, an increase of $105.3 million.  Approximately $97.6 million of loans were added via the acquisitions of Citizens First and Traders.  The remaining $7.7 million increase is largely due to strong loan demand in the second quarter of 2008 which more than offset the $10.6 million of loan payoffs from a few large commercial borrowers experienced in the first quarter of 2008.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
JUNE 30, 2008

Deposits totaled $600.1, million as of June 30, 2008, a $151.1 million increase from the $449.0 million in deposits at December 31, 2007.  The increase is largely due to the $148.8 million of deposits added from the acquisitions of Citizens First and Traders.  The remaining $2.2 million increase is largely due to $5.4 million increase in non-interest bearing deposits partially offset by a $3.2 million decrease in time deposits $100,000 and over.  Other interest bearing deposits (CD’s under $100,000, savings accounts and interest bearing transaction accounts) remained relatively unchanged as the growth in these deposits was substantially offset by the reclassification of some public entity deposits to repurchase agreements.  Repurchase agreements with corporate and public entity customers have nearly doubled since December 31, 2007 totaling $24.0 million at June 30, 2008.  The increase in repurchase agreements was largely due to requests by Ohio public entity customers to change their interest bearing deposit accounts to repurchase agreements.  Repurchase agreements are typically collateralized by the pledging of investment securities.  At June 30, 2008, approximately $87.5 million of Premier’s securities available for sale were pledged either as collateral for public fund deposits or the Company’s repurchase agreements.

Federal Home Loan Bank (FHLB) advances declined by $91,000 in the first six months of 2008.  Other borrowed funds increased by $7.9 million during that time largely due to the $9.0 million borrowed to fund the cash portion of the merger consideration to acquire Traders. See Notes 5 and 6 to the consolidated financial statements for additional information on the Company’s outstanding bank debt and FHLB advances.

Other liabilities declined by $1.9 million since December 31, 2007 largely.  Excluding the $1.1 million of other liabilities assumed in the acquisitions of Citizens First and Traders, other liabilities declined by $3.0 million largely as a result of purchases of investment securities before the end of the year that did not require payment for the purchase until January 2008.

The following table sets forth information with respect to the Company’s nonperforming assets at June 30, 2008 and December 31, 2007.

	(In Thousands)
	2008	2007
Non-accrual loans	$5,109	$3,157
Accruing loans which are contractually past due 90 days or more	525	987
Restructured	3,198	1,489
Total non-performing loans	8,832	5,633
Other real estate acquired through foreclosure (OREO)	688	174
Total non-performing assets	$9,520	$5,807

Non-performing loans as a percentage of total loans	1.95%	1.63%

Non-performing assets as a percentage of total assets	1.30%	1.06%

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
JUNE 30, 2008

Total non-performing loans have increased by $3.2 million since year-end, largely due to the non-performing loans of Citizens First and Traders.  At June 30, 2008, these banks accounted for approximately $2.9 million of Premier’s restructured, non-accrual and past due loans over 90 days.  The remaining $0.3 million increase was largely the result of an increase in loans placed on non-accrual loans status in the ordinary course of business and an increase in loans that have been restructured in an effort help borrowers meet their obligation to repay their loans.  These increases were substantially offset by a reduction in loans past due 90 days or more due to collection efforts by the Company.  Premier continues to make a significant effort to reduce its past due and non-performing loans by reviewing loan files, using the courts to bring borrowers current with the terms of their loan agreements and/or the foreclosure and sale of OREO properties.  As in the past, when these plans are executed, Premier may experience increases in non-performing loans and non-performing assets. Furthermore, any resulting increases in loans placed on non-accrual status will have a negative impact on future loan interest income.  Also, as these plans are executed, other loans may be identified that would necessitate additional charge-offs and potentially additional provisions for loan losses.  During the first six months of 2008, other real estate owned increased by $514,000.  At June 30, 2008, $550,000 of the OREO was held by Citizens First and Traders and accounts for more than the increase year-to-date.

During the second quarter of 2008, the Company recorded $91,000 of provisions for loan losses, largely due to the increase in loan demand during the second quarter which resulted in an $18.3 million increase in loans outstanding.  This compares to the second quarter of 2007 when Premier reversed $164,000 of previously recorded provisions for loan losses (negative provisions).  The negative provision was made in accordance with Premier’s policies regarding management’s estimation of probable incurred losses in the loan portfolio and the adequacy of the allowance for loan losses, which are in accordance with accounting principles generally accepted in the United States of America.  The negative provisions in the second quarter of 2007 were due to $292,000 of recoveries of previously charged-off loans and collections on impaired loans that had an allowance for loan losses allocation.  For the first six months of 2008, the provision recorded in the second quarter was more than offset by the negative provision recorded in the first three months which resulted from continued improvement in the estimated credit risk at banks formerly subject to regulatory agreements, payments on loans previously identified as having significant credit risk, net recoveries recorded during the first quarter and the $10.6 million decline in loans outstanding.  The net $44,000 in negative provisions in the first six months of 2008 compare to $128,000 of negative provisions recorded during the first six months of 2007.  In the coming months, Premier will continue to monitor the impact that national housing market price declines may have on its local markets and collateral valuations as management evaluates the adequacy of the allowance for loan losses.  While some price deterioration is expected, it is not currently anticipated that Premier’s markets will be impacted as severely as other areas of the country due to the historically modest increases in real estate values in the Company’s markets.  Future provisions to the allowance for loan losses, positive or negative, will depend on future improvement or deterioration in estimated credit risk in the loan portfolio as well as whether additional payments are received on loans having significant credit risk.

Gross charge-offs totaled $265,000 during the first six months of 2008.  Any collections on these loans would be presented in future financial statements as recoveries of the amounts charged against the allowance.  Recoveries recorded during the first six months of 2008 totaled $261,000, resulting in $4,000 of net charge-offs for the first six months of 2008.  This compares to $107,000 of net recoveries recorded in the first six months of 2007.  The allowance for loan losses at June 30, 2008 was 1.94% of total loans as compared to 1.88% at December 31, 2007.  The slightly increasing percentage of allowance for loan losses to total loans is largely due to the ratio of allowance for loan losses to total loans of the acquired banks.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
JUNE 30, 2008

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
JUNE 30, 2008

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

2.	Cash flow generated by repayment of loans and interest.

3.	Arrangements with correspondent banks for purchase of unsecured federal funds.

4.	The sale of securities under repurchase agreements and borrowing from the Federal Home Loan Bank.

5.	Maintenance of an adequate available-for-sale security portfolio. The Company owns $175.6 million of securities at market value as of June 30, 2008.

The cash flow statements for the periods presented in the financial statements provide an indication of the Company’s sources and uses of cash as well as an indication of the ability of the Company to maintain an adequate level of liquidity.

E.           Capital

At June 30, 2008, total shareholders’ equity of $84.1 million was 11.5% of total assets.  This compares to total shareholders’ equity of $67.4 million or 12.3% of total assets on December 31, 2007.

Tier I capital totaled $55.2 million at June 30, 2008, which represents a Tier I leverage ratio of 8.5%.  This ratio is down from the 9.8% at December 31, 2007 due to Premier’s acquisition of Citizens First and Traders.

Book value per share was $13.15 at June 30, 2008, and $12.87 at December 31, 2007.  The increase in book value per share was the result of the $0.66 per share earned during the first six months of 2008 less the $0.21 per share common dividend.  Also decreasing the book value per share was $1,370,000 of other comprehensive loss for the first six months of 2008 related to the after tax decrease in the market value of investment securities available for sale.

PREMIER FINANCIAL BANCORP, INC.
JUNE 30, 2008

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, we believe that, as of June 30, 2008, the Company’s internal control over financial reporting is effective based on those criteria.

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

/s/ Robert W. Walker	/s/ Brien M. Chase
Robert W. Walker, President and	Brien M. Chase, Senior Vice President
Chief Executive Officer	and Chief Financial Officer

Date: August 13, 2008	Date: August 13, 2008

PREMIER FINANCIAL BANCORP, INC.
JUNE 30, 2008

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
JUNE 30, 2008

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds                                  None

Item 3.       Defaults Upon Senior Securities                                                                                None

Item 4.       Submission of Matters to a vote of Security Holders

(a)	Annual meeting of the Shareholders was held June 18, 2008.

(b)	All director nominees were elected.

(c)	Certain matters voted upon at the meeting and the votes cast with respect to such matters are as follows:

(i)           The following were elected as directors of the Company for a term of one year.

Director	Votes Received	Votes Withheld
1. Toney K. Adkins	4,237,669	17,565
2. Hosmer A. Brown, III	4,250,766	4,468
3. Edsel R. Burns	4,250,592	4,642
4. E. V. Holder, Jr.	4,250,766	4,468
5. Keith F. Molihan	4,250,566	4,668
6. Marshall T. Reynolds	4,046,109	209,125
7. Neal Scaggs	4,249,992	5,242
8. Robert W. Walker	4,250,640	4,594
9. Thomas W. Wright	4,250,692	4,542

(ii)           Ratification of Crowe Chizek and Company LLC as independent auditors of the Corporation for 2008. Votes for 4,250,565; votes against 4,669.

Item 5.       Other Information                                                                                                      None

PREMIER FINANCIAL BANCORP, INC.
JUNE 30, 2008

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
JUNE 30, 2008

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PREMIER FINANCIAL BANCORP, INC.

Date: August 13, 2008                                   /s/ Robert W. Walker
Robert W. Walker
President & Chief Executive Officer

Date: August 13, 2008                                   /s/ Brien M. Chase
Brien M. Chase
Senior Vice President & Chief Financial Officer