Form 10-Q
period 2008-09-30
PREMIER FINANCIAL BANCORP INC
filed 2008-11-13
CIK 887919

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

Common stock, no par value, – 6,392,772 shares outstanding at November 1, 2008

PREMIER FINANCIAL BANCORP, INC.
SEPTEMBER 30, 2008

PREMIER FINANCIAL BANCORP, INC.
SEPTEMBER 30, 2008

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

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2008 AND DECEMBER 31, 2007
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	(UNAUDITED)
	2008	2007
ASSETS
Cash and due from banks	$21,975	$22,365
Federal funds sold	32,336	32,035
Securities available for sale	170,078	124,242
Loans held for sale	1,198	1,891
Loans	463,557	346,570
Allowance for loan losses	(8,842)	(6,497)
Net loans	454,715	340,073
Federal Home Loan Bank and Federal Reserve Bank stock	3,878	3,314
Premises and equipment, net	11,471	6,200
Real estate and other property acquired through foreclosure	951	174
Interest receivable	3,656	2,768
Goodwill and other intangible assets	30,132	15,816
Other assets	1,616	377
Total assets	$732,006	$549,255

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Non-interest bearing	$100,996	$75,271
Time deposits, $100,000 and over	71,553	55,345
Other interest bearing	424,868	318,417
Total deposits	597,417	449,033
Federal funds purchased	-	392
Securities sold under agreements to repurchase	23,528	12,477
Federal Home Loan Bank advances	4,667	4,843
Other borrowed funds	15,965	8,412
Interest payable	1,180	1,064
Other liabilities	2,839	5,645
Total liabilities	645,596	481,866

Stockholders' equity
Preferred stock, no par value; 1,000,000 shares authorized;
none issued or outstanding	-	-
Common stock, no par value; 10,000,000 shares authorized;
6,392,772 at Sept. 30, 2008 and 5,237,899 at December 31, 2007
shares issued and outstanding	2,264	1,109
Additional paid in capital	58,234	43,763
Retained earnings	26,148	22,444
Accumulated other comprehensive income (loss)	(236)	73
Total stockholders' equity	86,410	67,389
Total liabilities and stockholders' equity	$732,006	$549,255

See Accompanying Notes to Consolidated Financial Statements.

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
	2008	2007	2008	2007
Interest income
Loans, including fees	$8,113	$6,825	$21,962	$20,343
Securities available for sale
Taxable	1,914	1,424	5,302	4,093
Tax-exempt	59	39	152	118
Federal funds sold and other	190	450	720	1,508
Total interest income	10,276	8,738	28,136	26,062

Interest expense
Deposits	2,733	2,815	8,072	8,273
Repurchase agreements and other	85	83	191	248
FHLB advances and other borrowings	281	250	653	889
Total interest expense	3,099	3,148	8,916	9,410

Net interest income	7,177	5,590	19,220	16,652
Provision for loan losses	85	25	41	(103)
Net interest income after provision for loan losses	7,092	5,565	19,179	16,755

Non-interest income
Service charges on deposit accounts	912	691	2,375	2,031
Electronic banking income	235	156	617	446
Secondary market mortgage income	86	172	386	460
Life insurance benefit	-	-	-	212
Gain on sale of securities	-	-	93	-
Other	151	91	531	312
	1,384	1,110	4,002	3,461
Non-interest expenses
Salaries and employee benefits	2,773	2,159	7,532	6,647
Occupancy and equipment expenses	707	483	1,875	1,490
Outside data processing	699	537	1,874	1,575
Professional fees	173	110	574	301
Taxes, other than payroll, property and income	154	128	472	436
Write-downs, expenses, sales of other real estate owned, net	10	(111)	40	(77)
Supplies	113	74	293	230
Other expenses	952	577	2,047	1,630
	5,581	3,957	14,707	12,232
Income before income taxes	2,895	2,718	8,474	7,984
Provision for income taxes	965	911	2,840	2,601

Net income	$1,930	$1,807	$5,634	$5,383

Weighted average shares outstanding:
Basic	6,393	5,237	5,883	5,237
Diluted	6,398	5,262	5,893	5,265

Net income per share:
Basic	$0.30	$0.35	$0.96	$1.03
Diluted	0.30	0.34	0.96	1.02
Dividends per share	0.11	0.10	0.32	0.30

See Accompanying Notes to Consolidated Financial Statements.

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income	$1,930	$1,807	$5,634	$5,383

Other comprehensive income:
Unrealized gains (losses) arising during the period	1,607	1,371	(376)	833
Reclassification of realized amount	-	-	(93)	-
Net change in unrealized gain (loss) on securities	1,607	1,371	(469)	833
Less tax impact	546	466	(160)	283
Other comprehensive loss:	1,061	905	(309)	550

Comprehensive income (loss)	$2,991	$2,712	$5,325	$5,933

See Accompanying Notes to Consolidated Financial Statements.

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	2008	2007
Cash flows from operating activities
Net income	$5,634	$5,383
Adjustments to reconcile net income to net cash from operating activities
Depreciation	731	573
Provision for loan losses	41	(103)
Amortization (accretion), net	67	(31)
FHLB stock dividends	(101)	-
OREO writedowns (gains on sales), net	21	(47)
Stock compensation expense	88	108
Loans originated for sale	(19,931)	(22,835)
Secondary market loans sold	21,010	21,022
Secondary market income	(386)	(460)
Changes in :
Interest receivable	70	(358)
Other assets	1,217	989
Interest payable	(269)	123
Other liabilities	(670)	(150)
Net cash from operating activities	7,522	4,214

Cash flows from investing activities
Purchases of securities available for sale	(63,835)	(28,114)
Proceeds from maturities and calls of securities available for sale	56,611	28,450
Proceeds from sales of securities available for sale	1,995	25
Purchases of FHLB and FRB stock, net of redemptions	(78)	(51)
Purchases of subsidiaries, net of cash received	(8,717)	-
Net change in federal funds sold	10,541	(7,655)
Net change in loans	(19,873)	(2,966)
Purchases of premises and equipment, net	(1,068)	(299)
Proceeds from sale of other real estate acquired through foreclosure	266	515
Net cash from investing activities	(24,158)	(10,095)

Cash flows from financing activities
Net change in deposits	(170)	12,010
Cash dividends paid	(1,930)	(1,571)
Repayment of Federal Home Loan Bank advances	(176)	(2,375)
Repayment of other borrowed funds	(3,669)	(3,508)
Proceeds from other borrowings	11,532	-
Net change in federal funds purchased	(392)	(976)
Net change in agreements to repurchase securities	11,051	479
Net cash from financing activities	16,246	4,059

Net change in cash and cash equivalents	(390)	(1,822)

Cash and cash equivalents at beginning of period	22,365	16,974

Cash and cash equivalents at end of period	$21,975	$15,152

(continued)

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
NINE MONTHS ENDED SEPTEMBER 30, 2008AND 2007
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	2008	2007
Supplemental disclosures of cash flow information:
Cash paid during period for interest	$9,185	$9,287

Loans transferred to real estate acquired through foreclosure	514	202

Common stock issued to acquire Citizens First Bank, Inc.	6,400	-

Common stock issued to acquire Traders Bankshares, Inc.	9,138	-

See Accompanying Notes to Consolidated Financial Statements.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)
NOTE  1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Premier Financial Bancorp, Inc. (the Company) and its wholly owned subsidiaries:

				September 30, 2008
		Year	Total	Net Income
Subsidiary	Location	Acquired	Assets	Qtr	Nine Mos
Citizens Deposit Bank & Trust	Vanceburg, Kentucky	1991	$122,353	$495	$1,520
Farmers Deposit Bank	Eminence, Kentucky	1996	66,090	367	827
Ohio River Bank	Ironton, Ohio	1998	94,498	310	909
First Central Bank, Inc.	Philippi, West Virginia	1998	112,607	297	970
Boone County Bank, Inc.	Madison, West Virginia	1998	160,607	532	1,654
Traders Bank, Inc.	Spencer, West Virginia	2008	110,940	109	248
Citizens First Bank, Inc.	Ravenswood, West Virginia	2008	65,790	228	355
Mt. Vernon Financial Holdings, Inc.	Huntington, West Virginia	1999	371	10	199
Parent and Intercompany Eliminations			(1,250)	(418)	(1,048)
Consolidated Total			$732,006	$1,930	$5,634

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  1 - BASIS OF PRESENTATION – continued

In November 2007, the SEC issued Staff Accounting Bulletin No. 109 (SAB 109), “Written Loan Commitments Recorded at Fair Value Through Earnings.”  SAB 109 supersedes SAB 105, “Application of Accounting Principles to Loan Commitments,” and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings.  The guidance in SAB 109 is applied on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007.  SAB 109 was adopted January 1, 2008 and did not have a material impact on the Company’s financial position or results of operation.

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  2 –SECURITIES

Amortized cost and fair value of investment securities, by category, at September 30, 2008 are summarized as follows:
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
U. S. Treasury securities	$1,492	$39	$-	$1,531
U. S. agency securities	104,701	336	(768)	104,269
Obligations of states and political subdivisions	7,228	7	(107)	7,128
Mortgage-backed securities	57,015	390	(255)	57,150
Total available for sale	$170,436	$772	$(1,130)	$170,078

Amortized cost and fair value of investment securities, by category, at December 31, 2007 are summarized as follows:
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
U. S. Treasury securities	$5,477	$97	$-	$5,574
U. S. agency securities	74,515	427	(83)	74,859
Obligations of states and political subdivisions	3,789	31	(4)	3,816
Mortgage-backed securities	40,350	131	(488)	39,993
Total available for sale	$124,131	$686	$(575)	$124,242

Securities with unrealized losses at September 30, 2008 aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. agency securities	$54,225	$(768)	$-	$-	$54,225	$(768)
Obligations of states and political subdivisions	5,888	(107)	-	-	5,888	(107)
Gov’t guaranteed mortgage-backed securities	3,416	(17)	130	(1)	3,546	(18)
Mortgage-backed securities	29,419	(223)	814	(15)	30,233	(238)

Total temporarily impaired	$92,948	$(1,115)	$944	$(16)	$93,892	$(1,131)

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

The investment portfolio is predominately high quality interest-bearing bonds with defined maturity dates backed by the U.S. Government or Government sponsored agencies.  The unrealized losses at September 30, 2008 and December 31, 2007 are price changes resulting from changes in the interest rate environment and are not considered to be other than temporary declines in the value of the securities.  Their fair value is expected to recover as the bonds approach their maturity date and/or market conditions improve.

NOTE  3 – LOANS

Major classifications of loans at September 30, 2008 and December 31, 2007 are summarized as follows:
	2008	2007
Commercial, secured by real estate	$133,558	$100,278
Commercial, other	61,641	40,438
Real estate construction	25,525	24,035
Residential real estate	184,275	133,776
Agricultural	2,915	1,845
Consumer and home equity	52,851	41,893
Other	2,792	4,305
	$463,557	$346,570

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3 – LOANS - continued

The following table sets forth information with respect to the Company’s impaired loans at September 30, 2008 and December 31, 2007.
	2008	2007
Impaired loans at period end with an allowance	$9,987	$4,761
Impaired loan at period end with no allowance	-	-
Amount of allowance for loan losses allocated	1,941	1,482

The following table sets forth information with respect to the Company’s nonperforming loans at September 30, 2008 and December 31, 2007.
	2008	2007
Non-accrual loans	$5,122	$3,157
Accruing loans which are contractually past due 90 days or more	2,549	987
Restructured loans	1,631	1,489
Total	$9,302	$5,633

NOTE  4 – ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for the three and nine months ended September 30, 2008 and 2007 are as follows:
	Three Months Ended		Nine Months Ended
	September 30		September 30,
	2008	2007	2008	2007
Balance, beginning of period	$8,749	$6,640	$6,497	$6,661
Gross charge-offs	(436)	(312)	(701)	(636)
Recoveries	444	146	705	577
Allowance related to acquired banks	-	-	2,300	-
Provision for loan losses	85	25	41	(103)
Balance, end of period	$8,842	$6,499	$8,842	$6,499

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  5 – FEDERAL HOME LOAN BANK ADVANCES

The Banks own stock of the Federal Home Loan Bank (FHLB) of Cincinnati, Ohio and the FHLB of Pittsburgh, Pennsylvania. This stock allows the Banks to borrow advances from the FHLB.

Advances from the FHLB at September 30, 2008 and December 31, 2007 were as follows:

	2008	2007
Payments due at maturity in May 2010, fixed rate at rates from 6.25% to 6.64%, averaging 6.5%	$4,000	$4,000
Payments due monthly with maturities from October 2011 to June 2012, fixed rates from 4.10% to 4.40%, averaging 4.26%	667	843
	$4,667	$4,843

Advances are secured by the FHLB stock, certain pledged investment securities and substantially all single family first mortgage loans of the participating Banks.  Scheduled principal payments due on advances during the five years subsequent to September 30, 2008 are as follows:

2008 (remaining three months)	$45
2009	183
2010	4,191
2011	191
2012	57
Thereafter	-
$4,667

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

Scheduled principal payments due on the two bank borrowings subsequent to September 30, 2008 are as follows:

2008 (remaining three months)	$408
2009	1,653
2010	1,690
2011	1,729
2012	1,768
Thereafter	8,717
$15,965

In addition to the $6,500,000 Term Note, Premier executed and delivered to the Bankers’ Bank a Promissory Note whereby Premier may request and receive monies from Bankers’ Bank from time to time, but the aggregate outstanding principal balance under the Promissory Note at any time shall not exceed $3,500,000 and the right to request and receive monies from Bankers’ Bank expires on November 9, 2008. The Promissory Note is secured by the same collateral as the $6,500,000 Term Note. At September 30, 2008, there was no outstanding principal balance on the Promissory Note.

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

These quantitative measures established by regulation to ensure capital adequacy require the Company and Banks to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of September 30, 2008, that the Company and the Banks meet all quantitative capital adequacy requirements to which they are subject.

Shown below is a summary of regulatory capital ratios for the Company:
	Sept. 30 2008	December 31, 2007	Regulatory Minimum Requirements	To Be Considered Well Capitalized
Tier I Capital (to Risk-Weighted Assets)	14.3%	16.1%	4.0%	6.0%
Total Capital (to Risk-Weighted Assets)	13.1%	17.3%	8.0%	10.0%
Tier I Capital (to Average Assets)	8.0%	9.8%	4.0%	5.0%

As of September 30, 2008, the most recent notification from the FRB categorized the Company and its subsidiary Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum Total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the preceding table.  There are no conditions or events since that notification that management believes have changed the Company’s category.

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  8 – STOCK COMPENSATION EXPENSE - continued

Compensation expense of $88,000 was recorded for the first nine months of 2008 compared to $108,000 for the first nine months of 2007.  For the three months ended September 30, $31,000 was recorded for 2008 while $34,000 was recorded for 2007.  Stock-based compensation expense is recognized ratably over the requisite service period for all awards. Unrecognized stock-based compensation expense related to stock options totaled $98,000 at September 30, 2008. This unrecognized expense is expected to be recognized over the next 28 months based on the vesting periods of the options.

A summary of the Company’s stock option activity and related information is presented below for the nine months ended September 30:

	- - - - - - - 2008 - - - - - - - -		- - - - - - - 2007 - - - - - - - -
		Weighted Average Exercise		Weighted Average Exercise
	Options	Price	Options	Price
Outstanding at beginning of year	150,249	$12.65	120,248	$12.25
Grants	45,300	12.92	37,000	14.22
Exercises	-	-	-	-
Forfeitures or expired	-	-	(4,831)	14.44
Outstanding at September 30,	195,549	$12.71	152,417	$12.66

Exercisable at September 30,	117,433		85,764
Weighted average remaining life of options outstanding	6.9		7.1
Weighted average fair value of options granted during the year	$2.55		$3.81

Additional information regarding stock options outstanding and exercisable at September 30, 2008, is provided in the following table:

	- - - - - - - - Outstanding - - - - - - - -			- - - - - - - - Currently Exercisable - - - - - - - -
Range of Exercise Prices	Number	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value

$7.50 to $10.00	42,416	$8.69	$45	42,416	4.9	$8.69	$45
$10.01 to $12.50	31,833	11.62	0	31,833	6.3	11.62	0
$12.51 to $15.00	78,800	13.47	0	11,175	8.3	14.22	0
$15.01 to $17.50	42,500	16.13	0	32,009	4.9	16.17	0
Outstanding - Sept 30, 2008	195,549	12.71	$45	117,433	5.6	12.05	$45

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  9 – FAIR VALUE - continued

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at Sept 30, 2008 Using
	Sept 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities	$170,078	$-	$170,078	$-

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at September 30, 2008 Using
	Sept 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired Loans	$8,046	$-	$-	$8,046

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $9,987,000 with a valuation allowance of $1,941,000.  Approximately $5,418,000 of the carrying amount and $384,000 of the valuation allowance were added as a result of the acquisitions of Citizens First and Traders.  The remaining change since year-end 2007 resulted in a provision for loan losses of $75,000 for the nine month period.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  10 – ACQUISITIONS OF CITIZENS FIRST BANK AND TRADERS BANKSHARES

At the close of business on April 30, 2008, the Company completed its acquisition of Citizens First Bank, Inc. (“Citizens First”) a $62 million bank headquartered in Ravenswood, West Virginia.  Under terms of the definitive agreement of merger dated October 24, 2007, each share of Citizens First common stock was entitled to merger consideration of $13.25 cash and 1.20 shares of Premier common stock.  Premier issued approximately 480,000 shares of its common stock and paid in total $5.3 million in cash to the shareholders of Citizens First.  The cash portion of the merger consideration was funded from cash on hand of Premier.  The value of the transaction is estimated at $11.7 million.  The acquisition of Citizens First afforded Premier the opportunity to enter new markets in Jackson County, West Virginia.  The purchase price resulted in approximately $5.0 million in goodwill and $832,000 in core deposit intangible, none of which is deductible for tax purposes.  The purchase price resulted in goodwill as the Company believes there are long-term expansion opportunities in the acquired markets beyond the existing customer base.  The core deposit intangible will be amortized using an accelerated method.  Purchase accounting adjustments are subject to refinement as management finalizes the calculations.

Also at the close of business on April 30, 2008, the Company completed its acquisition of Traders Bankshares, Inc. (“Traders”), a $108 million bank holding company headquartered in Spencer, West Virginia.  Under terms of the definitive agreement of merger dated November 27, 2007, each share of Traders common stock was entitled to merger consideration of $50.00 cash and 3.75 shares of Premier common stock.  Premier issued approximately 675,000 shares of its common stock and paid in total $9.0 million in cash to the shareholders of Traders.  The cash portion of the merger consideration was funded by proceeds from a borrowing from First Guaranty Bank more fully described in Note 6.  The value of the transaction is estimated at $18.1 million.  The acquisition of Traders afforded Premier the opportunity to expand its presence in Jackson County, West Virginia and enter new adjoining markets in Roane and Wood Counties, West Virginia.  The purchase price resulted in approximately $6.7 million in goodwill and $2.0 million in core deposit intangible, none of which is deductible for tax purposes.  The purchase price resulted in goodwill as the Company believes there are cost saving synergies to be obtained and long-term expansion opportunities in the acquired markets beyond the existing customer base.  The core deposit intangible will be amortized using an accelerated method.  Purchase accounting adjustments are subject to refinement as management finalizes the calculations.

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

The results of operations of Citizens First and Traders are included in Premier’s consolidated statements of income beginning as of the acquisition date.  Pro forma condensed income statements for the quarter and nine months ended September 30, 2008 and 2007 are shown below as if the mergers had occurred at the beginning of each period presented:

	Three Months Ended		Nine Months Ended
	September 30		September 30,
	2008	2007	2008	2007
Interest income	$10,276	$11,499	$31,558	$34,172
Interest expense	3,099	4,187	10,225	12,491
Net interest income	7,177	7,312	21,333	21,681
Provision for loan losses	85	25	41	(68)
Net interest income after provision	7,092	7,287	21,292	21,749
Non-interest income	1,384	1,374	4,275	4,175
Non-interest expense	5,581	5,526	18,956	16,836
Income before income taxes	2,895	3,135	6,611	9,088
Income tax expense	965	1,091	2,148	3,042
Net income	$1,930	$2,044	$4,463	$6,046

Basic earnings per share	$0.30	0.32	$0.70	$0.95
Diluted earnings per share	0.30	0.32	0.70	0.94

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2008

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

Net income for the nine months ended September 30, 2008 was $5,634,000, or $0.96 per share, compared to net income of $5,383,000, or $1.03 per share for the nine months ended September 30, 2007.  The increase in income reported for 2008 was primarily the result of higher interest income and non-interest income as well as lower interest expense all of which was partially offset by higher non-interest expense. The increase in each of these categories was primarily the result of the increase in operations from the acquisitions of Citizens First Bank (“Citizens First) and Traders Bankshares, Inc. (“Traders”), both of which occurred at the close of business on April 30, 2008.  The operating results of Citizens First and Traders are included in the consolidated financial statements of Premier only from the date of acquisition.  The decrease in earnings per share resulted from the increase in the average shares outstanding related to the common stock issued as part of the merger consideration of Citizens First and Traders as more fully described in Note 10 to the consolidated financial statements.

Net income for the three months ended September 30, 2008 was $1,930,000, or $0.30 per share, compared to net income of $1,807,000, or $0.35 per share for the three months ended September 30, 2007. The increase in income reported for 2008 was the result of higher interest income and non-interest income as well as lower interest expense all of which was partially offset by higher non-interest expense.  Again, the increase in each of these categories was primarily the result of the increase in operations from the acquisitions of Citizens First Bank (“Citizens First) and Traders Bankshares, Inc. (“Traders”), both of which occurred at the close of business on April 30, 2008.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2008

Net interest income for the nine months ending September 30, 2008 totaled $19.22 million, up $2.57 million or 15.4% from the $16.65 million of net interest income earned in the first nine months of 2007.  Interest income in 2008 increased by $2.07 million or 8.0%. The increase in interest income is due to the $3.79 million of interest income earned in May through September by Citizens First and Traders banks.  Excluding their operations, interest income declined by $1.71 million or 6.6% in 2008.  Interest income on loans decreased by $1.40 million, due to lower interest yields earned although on a higher average volume of loans outstanding.  Interest earned on federal funds sold decreased by $906,000, due to sharply lower yields earned and a lower volume outstanding.  However, interest earned on investments increased by $606,000, due to higher average yields on a 10.2% increase in the average volume of investments.  The decreases in the yields on loans and federal funds sold in 2008 are largely the result of the rapid decrease in market interest rates following the Federal Reserve Bank Board of Governors’ monetary policy changes in the first quarter of 2008.

Interest expense in the first nine months of 2008 decreased by $494,000 or 5.3%, despite the inclusion of the operations of Citizens First and Traders.  Excluding the $1.11 million of interest expense of Citizens First and Traders, interest expense declined by $1.60 million or 17.0% in 2008 compared to 2007, nearly offsetting the $1.71 million decrease in interest income described above.  Interest expense on deposits decreased by $1.31 million, largely due to lower rates paid although on a slightly higher average balance of deposits outstanding.  Interest expense on repurchase agreements and other short-term borrowings decreased $57,000 in 2008, largely due to lower rates paid on a slightly larger average balance.  Interest expense on FHLB advances and other borrowings decreased $236,000 in 2008 due to accelerated principal payments made in 2007 on higher cost borrowings, and rate decreases on Premier’s variable rate borrowings at the parent.  The new borrowing at the parent to fund the purchase of Traders has had little overall impact on the first nine months of 2008 compared to the same period of 2007.  The interest expense associated with increase in the year-to-date average debt outstanding has been more than offset by the reduction in interest rates on the borrowings due to the declines in national prime lending rates.  However, the $16.0 million of borrowings at the parent as of September 30, 2008 is expected to have a greater impact on interest expense in the last quarter of 2008 and on into the first half of 2009.

As a result of the decrease in market interest rates following the Federal Reserve Bank Board of Governors’ monetary policy changes, coupled with acquisitions of Citizens First and Traders, Premier’s overall net interest margin for the first nine months of 2008 decreased to 4.24% compared to 4.39% for the same period of 2007.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2008

Additional information on Premier’s net interest income for the first nine months of 2008 and 2007 is contained in the following table.

PREMIER FINANCIAL BANCORP, INC.
AVERAGE CONSOLIDATED BALANCE SHEETS
AND NET INTEREST INCOME ANALYSIS

	Nine Months Ended Sept. 30, 2008			Nine Months Ended Sept. 30, 2007
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
Assets
Interest Earning Assets
Federal funds sold and other	$40,816	$714	2.33%	$38,696	$1,508	5.21%
Securities available for sale
Taxable	157,014	5,308	4.51	122,247	4,093	4.46
Tax-exempt	5,778	153	5.35	4,104	118	5.81
Total investment securities	162,792	5,461	4.54	126,351	4,211	4.51
Total loans	402,185	21,961	7.27	343,759	20,343	7.91
Total interest-earning assets	605,793	28,136	6.21%	508,806	26,062	6.86%
Allowance for loan losses	(7,814)			(6,650)
Cash and due from banks	17,099			13,871
Other assets	39,846			29,547
Total assets	$654,924			$545,574

Liabilities and Equity
Interest-bearing liabilities
Interest-bearing deposits	$447,196	8,072	2.40	$376,335	8,273	2.94
Short-term borrowings	15,989	191	1.59	13,195	248	2.51
FHLB advances	4,755	220	6.16	5,530	272	6.58
Other borrowings	11,624	433	4.96	10,548	617	7.82
Total interest-bearing liabilities	479,564	8,916	2.48%	405,608	9,410	3.10%
Non-interest bearing deposits	91,594			74,279
Other liabilities	5,443			2,578
Shareholders’ equity	78,323			63,109
Total liabilities and equity	$654,924			$545,574

Net interest earnings		$19,220			$16,652
Net interest spread			3.73%			3.76%
Net interest margin			4.24%			4.39%

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2008

Additional information on Premier’s net interest income for the third quarter of 2008 and third quarter of 2007 is contained in the following table.

PREMIER FINANCIAL BANCORP, INC.
AVERAGE CONSOLIDATED BALANCE SHEETS
AND NET INTEREST INCOME ANALYSIS

	Three Months Ended Sept. 30, 2008			Three Months Ended Sept. 30, 2007
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
Assets
Interest Earning Assets
Federal funds sold and other	$40,153	$184	1.82%	$35,222	$450	5.07%
Securities available for sale
Taxable	171,516	1,920	4.48	124,134	1,425	4.59
Tax-exempt	7,272	60	5.00	4,007	38	5.75
Total investment securities	178,788	1,980	4.50	128,141	1,463	4.63
Total loans	455,272	8,112	7.07	344,319	6,825	7.86
Total interest-earning assets	674,213	10,276	6.07%	507,682	8,738	6.85%
Allowance for loan losses	(8,912)			(6,612)
Cash and due from banks	18,951			13,865
Other assets	49,468			30,137
Total assets	$733,720			$545,072

Liabilities and Equity
Interest-bearing liabilities
Interest-bearing deposits	$495,284	2,733	2.19	$375,838	2,815	2.97
Short-term borrowings	21,540	85	1.57	13,235	83	2.49
FHLB advances	4,684	73	6.18	4,923	76	6.13
Other borrowings	16,140	208	5.11	8,912	174	7.75
Total interest-bearing liabilities	537,648	3,099	2.29%	402,908	3,148	3.10%
Non-interest bearing deposits	105,944			74,833
Other liabilities	4,661			2,875
Shareholders’ equity	85,467			64,456
Total liabilities and equity	$733,720			$545,072

Net interest earnings		$7,177			$5,590
Net interest spread			3.78%			3.75%
Net interest margin			4.25%			4.39%

Net interest income for the quarter ending September 30, 2008 totaled $7.18 million, up $1.59 million or 28.4% from the $5.59 million of net interest income earned in the third quarter of 2007. Interest income in 2008 increased by $1.54 million or 17.6%. The increase in interest income is due to the $2.26 million of interest income earned during the quarter by Citizens First and Traders banks.  Excluding their operations, interest income declined by $725,000 or 8.3% in 2008.  Interest income on loans decreased by $513,000, due to lower interest yields earned although on a 4.3% higher average volume of loans outstanding.  Interest earned on federal funds sold decreased by $328,000, due to sharply lower yields earned and a lower volume outstanding.  However, interest earned on investments increased $130,000 in 2008, largely due to a 7.0% increase in the average volume of investments and a slightly higher yield.  The decreases in the yields on loans and federal funds sold in 2008 are largely the result of the rapid decrease in market interest rates following the Federal Reserve Bank Board of Governors’ monetary policy changes in the first quarter of 2008.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2008

Interest expense in the third quarter of 2008 decreased by $49,000 or 1.6%, despite the inclusion of the operations of Citizens First and Traders.  Excluding the $656,000 of interest expense of Citizens First and Traders, interest expense declined by $705,000 or 22.4% in the third quarter of 2008 compared to the same period in 2007, offsetting a substantial portion of the $725,000 decrease in interest income described above.  Interest expense on deposits decreased by $738,000, largely due to lower rates paid on a slightly lower average balance of interest-bearing deposits outstanding.  Interest expense on repurchase agreements and other short-term borrowings increased $2,000 in the third quarter of 2008 compared to the same quarter of 2007, as savings from lower rates paid were offset by a larger average balance.  Interest expense on FHLB advances and other borrowings increased $31,000 in the third quarter of 2008 primarily due to higher interest expense on borrowings at the parent.  The decline in interest expense from decreases in the loan interest rates have been more than offset by the increase in the average balance of borrowings outstanding for the quarter due to the impact of the new borrowing at the parent to fund the purchase of Traders.

As a result of the decrease in market interest rates following the Federal Reserve Bank Board of Governors’ monetary policy changes, coupled with acquisitions of Citizens First and Traders, Premier’s overall net interest margin for the third quarter of 2008 decreased to 4.25% compared to 4.39% for the same quarter of 2007.

Non-interest income increased $541,000 to $4,002,000 for the first nine months of 2008.  This total includes $93,000 of gains on the sale of securities in 2008 and $150,000 of income received for extending the Company’s ATM processing contract.  Non-interest income in 2007 included $212,000 of life insurance benefits on the death of a former officer of a subsidiary.  All of these should be considered non-recurring income.   Excluding the non-recurring income, non-interest income in the first nine months of 2008 increased $510,000, or 15.7% when compared to the first nine months of 2007.  Included in this increase is $439,000 of non-interest income from the operations of Citizens First and Traders.  Excluding their operations, service charges on deposit accounts increased by $88,000 or 4.3%, electronic banking income (income from debit/credit cards, ATM fees and internet banking charges) increased by $91,000 or 20.4% while secondary market mortgage income decreased by $76,000, or 16.5%.  The increase in electronic banking income in 2008 is largely due to increases in Premier’s deposit customer base and their greater propensity to use electronic means to conduct their banking business.  Premier’s conversion to a more modern banking software system in 2005 has allowed Premier to offer more electronic banking services and made it easier for customers to conduct their banking electronically.  Premier converted its two newest affiliate banks to these systems in August and October of 2008.  The decrease in secondary market mortgage income in 2008 is primarily due to a significant decrease in the appetite of secondary market mortgage loan purchasers as brokers have either tightened their credit standards or have ceased buying new mortgages in an effort to avoid further exposure to sub-prime lending.  Premier concentrates its efforts on selling high quality mortgage loans and routinely searches for new buyers for these loans; however, the volume of future sales may depend on factors beyond the control of the Company.

For the quarter ending September 30, 2008, non-interest income increased $274,000 to $1,384,000. Excluding the operations of Citizens First and Traders, non-interest income increased by $13,000 or 1.2% in the third quarter of 2008 compared to the same quarter of 2007.  Excluding their operations, service charges on deposit accounts increased by $72,000 or 10.4%, electronic banking income increased by $37,000 or 23.7% while secondary market mortgage income decreased by $88,000, or 51.2%.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2008

Non-interest expenses for the first nine months of 2008 totaled $14,707,000 or 3.00% of average assets on an annualized basis compared to $12,232,000 or 3.00% of average assets for the same period of 2007.  The $2,475,000 increase in non-interest expenses in 2008 when compared to the first nine months of 2007 is largely due to the additional operations of Citizens First and Traders.  Excluding their operations, non-interest expense in the first nine months of 2008 increased by $323,000 or 2.6%.  Excluding the operations of Citizens First and Traders, staff costs decreased by $18,000 or 0.3% in 2008 as normal salary and benefit increases have been more than offset by staff reductions in 2007 and an increase in the deferral of loan origination costs.  Occupancy and equipment expenses decreased by $30,000 or 2.0%.  Outside data processing costs increased by $153,000 or 9.7% in 2008 largely due to fee increases for core processing and ATM processing, additional costs for year-end processing, and new charges related to the electronic “capture” of customer checks for digital clearing purposes.  Professional fees increased by $226,000 or 75.1% in 2008 largely due to legal and other professional help to complete the acquisitions of Citizens First and Traders.  Taxes other than payroll, property and income decreased by $17,000 or 3.9% in 2008.  Write-downs, expenses and sales of other real estate owned (OREO) increased by $106,000 due to gains of the disposition of OREO during the third quarter of 2007.  Supplies expense increased by $20,000 in 2008, while other operating expenses decreased by $117,000 in 2008 largely due to $120,000 of collection expense reimbursements received in the first quarter of 2008, lower collection expenses incurred in 2008, reduced courier costs resulting from electronic clearing of customer checks rather than physically transporting the paper items to be cleared, partially offset by a $43,000 increase in FDIC insurance premiums, higher director expenses and higher travel expense.

Non-interest expenses for the third quarter of 2008 totaled $5,581,000 or 3.04% of average assets on an annualized basis compared to $3,957,000 or 2.90% of average assets for the same period of 2007.   Again, the $1,624,000 increase in non-interest expenses in the third quarter of 2008 when compared to same period of 2007 is largely due to the additional operations of Citizens First and Traders.  Excluding their operations, non-interest expense in the third quarter of 2008 increased by $284,000 or 7.2% when compared to the third quarter of 2007.  Excluding the operations of Citizens First and Traders, staff costs increased by $99,000 or 4.6% in 2008 as a result of normal salary increases and higher workers compensation expense.  Occupancy and equipment expenses decreased by $18,000 or 3.7%, largely due to lower equipment maintenance and repair costs and lower depreciation expense on information technology assets.  Outside data processing costs increased by $40,000 or 7.5% in 2008 largely due to fee increases for core processing and ATM processing, and new charges related to the electronic “capture” of customer checks for digital clearing purposes.  Professional fees increased by $52,000 or 47.3% in 2008 largely due to legal and other professional help to complete the acquisitions of Citizens First and Traders.  Taxes other than payroll, property and income decreased by $6,000 or 4.7% in 2008.  Write-downs, expenses and sales of other real estate owned (OREO) increased by $114,000 largely due to gains on the disposition of OREO in the third quarter of 2007.  Supplies expense increased by $2,000 in 2008 while other operating expenses increased by $1,000 in 2008 as lower collection costs, courier costs, secondary market underwriting expenses, and postage costs were offset by higher FDIC insurance, travel costs, director costs and shareholder relations expenses.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2008

Income tax expense was $2,840,000 for the first nine months of 2008 compared to $2,601,000 for the first nine months of 2007.  The effective tax rate for the nine months ended September 30, 2008 was 33.5% compared to the 32.6% effective tax rate for the same period in 2007.  The increase in income tax expense can be primarily attributed to the increase in pre-tax income related to the operations of Citizens First and Traders detailed above.  The increase in the effective tax rate is primarily the result of life insurance benefits realized in 2007 which are exempt from income tax.  Income tax expense for the quarter ending September 30, 2008 was $965,000 (33.3% effective tax rate) compared to $911,000 (33.5% effective tax rate) for the same period of 2007.  The increase in income tax expense is directly related to the increase in pre-tax income from the operations of Citizens First and Traders.

The annualized returns on shareholders’ equity and average assets were approximately 9.45% and 1.13% for the nine months ended September 30, 2008 compared to 11.25% and 1.30% for the same period in 2007.  For the quarter ending September 30, 2008, annualized returns on shareholders’ equity and average assets were approximately 9.03% and 1.05% compared to 11.22% and 1.33% for the same quarter of 2007.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2008

B.         Financial Position

Total assets at September 30, 2008 increased $182.7 million to $732.0 million from the $549.3 million at December 31, 2007.  Earning assets increased to $671.4 million at September 30, 2008 from the $507.6 million at December 31, 2007, an increase of $163.9 million, or 32.3%.  The increase was primarily due to the acquisitions of Citizens First and Traders which added $180.1 million to total assets and $154.7 million to earning assets.  The remaining increase was largely due to increases in total loans outstanding and investment securities, with partially offsetting decreases in federal funds sold and cash and due from banks (see below).

Cash and due from banks at September 30, 2008 was $22.0 million, a $390,000 decrease from the $22.4 million at December 31, 2007.  Federal funds sold increased $300,000 from the $32.0 million reported at December 31, 2007.  The acquisitions of Citizens First and Traders added $5.6 million to cash and due from bank and $10.8 million to federal funds sold.  Excluding the acquisitions, cash and due from banks has decreased by $6.0 million and federal funds sold have decreased by $10.5 million.  Changes in these two highly liquid assets are generally in response to increases in deposits, the demand for deposit withdrawals or the funding of loans and are part of Premier’s management of its liquidity and interest rate risks.  The decrease in cash and due from banks, excluding the acquisitions, was the result of placing surplus balances into interest earning opportunities.  Similarly the decrease in federal funds sold was used to help fund loan demand during the second and third quarters of 2008.

Securities available for sale totaled $170.1 million at September 30, 2008, a $45.9 million increase from the $124.2 million at December 31, 2007.  The increase was largely due to the acquisitions of Citizens First and Traders which added $44.8 million of securities to Premier’s balance sheet.  The remaining $1.1 million increase was largely due to $63.8 million of investment purchases versus the volume of sales, calls and maturities that occurred during the first nine months of 2008.  During the first three months of 2008, Premier received investable funds from a $15.2 million increase in customer deposits plus $10.6 million in net loan repayments from customers.  Due to the rapidly declining interest rate yields following the Federal Reserve Bank Board of Governors’ monetary policy changes in the first quarter, Premier used these funds to diminish its downside interest rate risk by purchasing higher-yielding, 3 to 5 year fixed rate bonds in the investment portfolio.  During the first quarter, Premier made a total of $44.1 million of investment purchases, though not all were 3 to 5 year fixed rate bonds.  Since the end of the first quarter, Premier’s purchases of securities have slowed due to an increase in loan demand in the second and third quarters of 2008.  The investment portfolio is predominately high quality interest-bearing bonds with defined maturity dates backed by the U.S. Government or Government sponsored agencies.  The unrealized gains and losses at September 30, 2008 and at December 31, 2007 are price changes resulting from changes in the interest rate environment and are not considered to be other than temporary changes in the value of the securities.  Premier anticipates receiving the full principal amount of these investments upon their maturity or early redemption by the issuer.  Additional details on investment activities can be found in the Consolidated Statements of Cash Flows and in Note 2 to the consolidated financial statements.

Total loans at September 30, 2008, were $463.6 million compared to $346.6 million at December 31, 2007, an increase of $117.0 million.  Approximately $97.6 million of loans were added via the acquisitions of Citizens First and Traders.  The remaining $19.4 million increase is largely due to strong loan demand in the second and third quarters of 2008 which more than offset the $10.6 million of loan payoffs from a few large commercial borrowers experienced in the first quarter of 2008.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2008

Deposits totaled $597.4 million as of September 30, 2008, a $148.4 million increase from the $449.0 million in deposits at December 31, 2007.  The increase is due to the $148.8 million of deposits added from the acquisitions of Citizens First and Traders.  Excluding the acquisitions, total deposits decreased by $443,000, largely due to a $2.9 million decrease in time deposits $100,000 and over, partially offset by a $2.1 million increase in other interest bearing deposits (CD’s under $100,000, savings accounts and interest bearing transaction accounts) and a $376,000 increase in non-interest bearing deposits.  The internal growth in other interest bearing deposits is masked somewhat as the growth in these deposits was partially offset by the reclassification of some public entity deposits to repurchase agreements.  Repurchase agreements with corporate and public entity customers have nearly doubled since December 31, 2007, totaling $23.5 million at September 30, 2008.  The increase in repurchase agreements was largely due to requests by public entity customers to change their interest bearing deposit accounts to repurchase agreements.  Repurchase agreements are typically collateralized by the pledging of investment securities.  At September 30, 2008, approximately $93.8 million of Premier’s securities available for sale were pledged either as collateral for public fund deposits or the Company’s repurchase agreements.

Federal Home Loan Bank (FHLB) advances declined by $176,000 in the first nine months of 2008, due to principal payments on existing borrowings.  Other borrowed funds increased by $7.6 million during that time largely due to the $9.0 million borrowed to fund the cash portion of the merger consideration to acquire Traders, offset by scheduled principal payments. See Notes 5 and 6 to the consolidated financial statements for additional information on the Company’s outstanding bank debt and FHLB advances.

Other liabilities declined by $2.8 million since December 31, 2007.  Excluding the $1.1 million of other liabilities assumed in the acquisitions of Citizens First and Traders, other liabilities declined by $3.9 million largely as a result of purchases of $3.5 million of investment securities before the end of the year that did not require payment for the purchase until January 2008.

The following table sets forth information with respect to the Company’s nonperforming assets at September 30, 2008 and December 31, 2007.

	(In Thousands)
	2008	2007
Non-accrual loans	$5,122	$3,157
Accruing loans which are contractually past due 90 days or more	2,549	987
Restructured	1,631	1,489
Total non-performing loans	9,302	5,633
Other real estate acquired through Foreclosure (OREO)	951	174
Total non-performing assets	$10,253	$5,807

Non-performing loans as a percentage of total loans	2.01%	1.63%

Non-performing assets as a percentage of total assets	1.40%	1.06%

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2008

Total non-performing loans have increased by $3.7 million since year-end, largely due to the inclusion of non-performing loans of Citizens First and Traders.  At September 30, 2008, these banks accounted for approximately $2.6 million of Premier’s restructured, non-accrual and past due loans over 90 days.  The remaining $1.1 million increase was largely the result of a $752,000 increase in loans placed on non-accrual loans status in the ordinary course of business and a $1.5 million increase in loans past due 90 days or more but still accruing, partially offset by a $1.1 million decrease in loans that have been restructured in an effort help borrowers meet their obligation to repay their loans.  Premier continues to make a significant effort to reduce its past due and non-performing loans by reviewing loan files, using the courts to bring borrowers current with the terms of their loan agreements and/or the foreclosure and sale of OREO properties.  As in the past, when these plans are executed, Premier may experience increases in non-performing loans and non-performing assets. Furthermore, any resulting increases in loans placed on non-accrual status will have a negative impact on future loan interest income.  Also, as these plans are executed, other loans may be identified that would necessitate additional charge-offs and potentially additional provisions for loan losses.  During the first nine months of 2008, other real estate owned increased by $777,000.  At September 30, 2008, $813,000 of the OREO was held by Citizens First and Traders, which accounts for more than the increase year-to-date.

During the third quarter of 2008, the Company recorded $85,000 of provisions for loan losses.  During the third quarter of 2008, Premier realized $444,000 in recoveries of loans previously charged-off.  Premier’s estimation of increased credit risk in the loan portfolio due to uncertainties related to the ability of borrowers’ to repay loans in a declining economy, the Company’s increase in non-accrual and loans past due more than 90 days and the $11.7 million increase in loans outstanding during the third quarter more than offset the increase in the allowance for loan losses provided by the third quarter loan recoveries.  As a result, Premier expensed $85,000 of additional provisions for loan losses in the third quarter of 2008.  This compares to the third quarter of 2007 when Premier recorded $25,000 of provisions for loan losses.  Both provisions were made in accordance with Premier’s policies regarding management’s estimation of probable incurred losses in the loan portfolio and the adequacy of the allowance for loan losses, which are in accordance with accounting principles generally accepted in the United States of America.  The $25,000 provision in the third quarter of 2007 was recorded as recoveries of previously charged-off loans and collections on impaired loans that had an allowance for loan losses allocation were more than offset by increases in credit risk identified in the loan portfolio.

For the first nine months of 2008, the provisions recorded in the second and third quarters more than offset the negative provision recorded in the first three months of 2008.  The negative provision in the first quarter resulted from continued improvement in the estimated credit risk at banks formerly subject to regulatory agreements, payments on loans previously identified as having significant credit risk, net recoveries recorded during the first quarter and a $10.6 million decline in loans outstanding.  The net $41,000 of provisions made during the first nine months of 2008 compare to $103,000 of negative provisions recorded during the first nine months of 2007.  In the coming months, as management evaluates the adequacy of the allowance for loan losses, Premier will continue to monitor the impact that national housing market price declines may have on its local markets and local collateral valuations and also the impact that the projected downturn in the national economy will have on local businesses and individual borrowers, potentially affecting their repayment patterns.  While some price deterioration is expected, it is not currently anticipated that Premier’s markets will be impacted as severely as other areas of the country due to the historically modest increases in real estate values in the Company’s markets.  Future provisions to the allowance for loan losses, positive or negative, will depend on future improvement or deterioration in estimated credit risk in the loan portfolio as well as whether additional payments are received on loans having significant credit risk.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2008

Gross charge-offs totaled $701,000 during the first nine months of 2008.  Any collections on these loans would be presented in future financial statements as recoveries of the amounts charged against the allowance.  Recoveries recorded during the first nine months of 2008 totaled $705,000, resulting in $4,000 of net charge-offs for the first nine months of 2008.  This compares to $103,000 of net charge-offs recorded in the first nine months of 2007.  The allowance for loan losses at September 30, 2008 was 1.91% of total loans as compared to 1.90% at December 31, 2007.  The slightly increasing percentage of allowance for loan losses to total loans is largely due to the ratio of allowance for loan losses to total loans of the acquired banks exceeding Premier’s ratio at December 31, 2007 offset by an increase in loans outstanding.

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
SEPTEMBER 30, 2008

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

2.	Cash flow generated by repayment of loans and interest.

3.	Arrangements with correspondent banks for purchase of unsecured federal funds.

4.	The sale of securities under repurchase agreements and borrowing from the Federal Home Loan Bank.

5.	Maintenance of an adequate available-for-sale security portfolio. The Company owns $170.1 million of securities at market value as of September 30, 2008.

The cash flow statements for the periods presented in the financial statements provide an indication of the Company’s sources and uses of cash as well as an indication of the ability of the Company to maintain an adequate level of liquidity.

       E.           Capital

At September 30, 2008, total shareholders’ equity of $86.4 million was 11.8% of total assets. This compares to total shareholders’ equity of $67.4 million or 12.3% of total assets on December 31, 2007.

Tier I capital totaled $56.5 million at September 30, 2008, which represents a Tier I leverage ratio of 8.0%.  This ratio is down from the 9.8% at December 31, 2007 due to Premier’s acquisition of Citizens First and Traders.

Book value per share was $13.52 at September 30, 2008, and $12.87 at December 31, 2007.  The increase in book value per share was the result of the $0.96 per share earned during the first nine months of 2008 less the $0.32 per share common dividend.  Partially offsetting the increase in book value per share was $309,000 of other comprehensive loss for the first nine months of 2008 related to the after tax decrease in the market value of investment securities available for sale since December 31, 2007.

PREMIER FINANCIAL BANCORP, INC.
SEPTEMBER 30, 2008

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, we believe that, as of September 30, 2008, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s 2007 annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in the annual report.

/s/ Robert W. Walker	/s/ Brien M. Chase
Robert W. Walker, President and	Brien M. Chase, Senior Vice President
Chief Executive Officer	and Chief Financial Officer

Date: November 13, 2008	Date: November 13, 2008

PREMIER FINANCIAL BANCORP, INC.
SEPTEMBER 30, 2008

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
SEPTEMBER 30, 2008

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

PREMIER FINANCIAL BANCORP, INC.
SEPTEMBER 30, 2008

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
SEPTEMBER 30, 2008

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PREMIER FINANCIAL BANCORP, INC.

Date: November 13, 2008            /s/ Robert W. Walker
Robert W. Walker
President & Chief Executive Officer

Date: November 13, 2008            /s/ Brien M. Chase
Brien M. Chase
Senior Vice President & Chief Financial Officer