Form 10-K
PREMIER FINANCIAL BANCORP INC
filed 2009-03-27
CIK 887919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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
December 31, 2008

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

As of June 30, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $61,872,402 based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System National Market System.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each class	Outstanding at March 15, 2009
Common Stock without par value	6,392,770

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Shareholders to be held on June 17, 2009.	Part III

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2008

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2008

PART I

Item 1.  Description of Business

THE COMPANY

Premier Financial Bancorp, Inc. (the "Company" or "Premier") is a multi-bank holding company that, as of March 15, 2009 operates nine banking offices in Kentucky, three banking offices in Ohio, and thirteen banking offices in West Virginia. At December 31, 2008, Premier had total consolidated assets of $724.5 million, total consolidated deposits of $589.2 million and total consolidated shareholders' equity of $89.4 million. The banking subsidiaries (the "Banks" or "Affiliate Banks") consist of Citizens Deposit Bank & Trust, Vanceburg, Kentucky; Farmers Deposit Bank, Eminence, Kentucky; Ohio River Bank, Ironton, Ohio; First Central Bank, Inc., Philippi, West Virginia; Boone County Bank, Inc., Madison, West Virginia; and Traders Bank, Inc., Ravenswood, West Virginia.

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

In late 2007 Premier resumed a strategy of franchise expansion by acquiring and owning community banks.  This decision follows a five –year period whereby Premier suspended its acquisition strategy in order to focus on improving operations, strengthening capital and management oversight and improving the profitability of the banks previously acquired. On October 24, 2007, the Company entered into a material definitive agreement with Citizens First Bank, Inc. (Citizens First), a bank with $60 million of total assets located in Ravenswood, West Virginia.  Under terms of the definitive agreement, Premier agreed to purchase Citizens First for up to $11,700,000 in stock and cash.  Each share of Citizens First common stock was entitled to merger consideration of cash and stock that generally totaled $29.25, subject to certain limitations.  Premier issued 480,000 shares of its common stock plus Premier paid $5.3 million in cash to the shareholders of Citizens First.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2008

On November 27, 2007, the Company entered into a material definitive agreement with Traders Bankshares, Inc. (Traders), a single bank holding company with $105 million of total assets located in Spencer, West Virginia.  Under terms of the definitive agreement, Premier agreed to purchase Traders for approximately $18,140,000 in stock and cash.  Each share of Traders common stock was entitled to merger consideration of $50.00 cash and 3.75 shares of Premier common stock.  Premier issued approximately 675,000 shares of its common stock plus Premier paid $9.0 million in cash to the shareholders of Traders.

On April 30, 2008, Premier closed the acquisitions of Citizens First and Traders.  On October 25, 2008, Premier merged these two new subsidiary banks together to form Traders Bank, Inc. headquartered in Ravenswood, West Virginia.  The merger was designed to consolidate management and operations of two subsidiaries in overlapping or contiguous markets.  Similarly, effective January 3, 2005, Premier merged two of its subsidiary banks, Citizens Deposit Bank & Trust in Vanceburg, Kentucky and Bank of Germantown, in Germantown, Kentucky. Bank of Germantown was merged into Citizens Deposit Bank, with its facilities continuing to operate as branches of Citizens Deposit Bank.

On December 31, 2008, the Company entered into a material definitive agreement with Abigail Adams National Bancorp, Inc. (Abigail Adams), a two bank holding company with $436 million of total assets at December 31, 2008 with locations in and around Washington, DC and Richmond, Virginia.  Under terms of the definitive agreement, Premier agreed to purchase Abigail Adams for approximately $10.8 million in stock.  Each share of Abigail Adams common stock will be entitled to merger consideration of 0.4461 shares of Premier common stock.  Premier will issue approximately 1,545,000 shares of its common stock to the shareholders of Abigail Adams.  The transaction, which is subject to certain conditions precedent, still requires approval by Abigail Adams’ shareholders and bank regulatory authorities, and the issuance of Premier common stock in the merger requires Premier shareholder approval.  It is anticipated to close sometime in the second quarter of 2009.

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

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2008

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

Prior to the conversions in mid 2005, the Company's data processing subsidiary, Premier Data Services, Inc., provided centralized data processing services to four of the Banks. Beginning in late 2004 and continuing through the middle of 2005, the Company converted its data processing system to an external third-party provider. Through the conversion process,

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2008

Company senior management along with each Bank's management reviewed and standardized their offering of products and services, although pricing decisions remain at the local Bank level. Furthermore, as a result of conversion, the Company through the Banks is able offer more modern products, such as internet banking and check imaging, and is able to take advantage of emerging technologies such as image exchange to remit and clear items with its exchange agents.

Each of the Banks provides a wide range of retail and commercial banking services, including commercial, real estate, agricultural and consumer lending; depository and funds transfer services; collections; safe deposit boxes; cash management services; and other services tailored for both individuals and businesses.

The Banks' residential mortgage lending activities consist primarily of loans for purchasing personal residences or loans for commercial or consumer purposes secured by residential mortgages.  The Banks also originate residential mortgage loans that are sold in the secondary mortgage market.  The Banks’ mortgage originators are salaried employees who do not receive a commission or other incentive compensation for the number or type of mortgages they originate.  Consumer lending activities consist of traditional forms of financing for automobile and personal loans including unsecured lines of credit. Commercial lending activities include loans to small businesses located primarily in the communities in which the Banks are located and surrounding areas. Commercial loans are secured by business assets including real estate, equipment, inventory, and accounts receivable. Some commercial loans are unsecured.

The Banks' range of deposit services includes checking accounts, NOW accounts, savings accounts, money market accounts, club accounts, individual retirement accounts, certificates of deposit and overdraft protection. Customers can access their accounts via traditional bank branch locations as well as Automated Teller Machines (ATM’s) and the internet.  The Banks also offer bill payment and telephone banking services.  Deposits of the Banks are insured by the Bank Insurance Fund administered by the FDIC to the maximum amounts offered by the FDIC.

Competition

The Banks encounter strong competition both in making loans and attracting deposits. The deregulation of the banking industry and the widespread enactment of state laws that permit multi-bank holding companies as well as the availability of nationwide interstate banking have created a highly competitive environment for financial services providers. In one or more aspects of its business, each Bank competes with other commercial banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking companies and other financial intermediaries operating in its market and elsewhere, many of which have substantially greater financial and managerial resources. While the Banks are smaller financial institutions, each of the Banks' competitors include large bank holding companies having substantially greater resources and offering

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2008

certain services that Premier Banks may not currently provide. Each Bank seeks to minimize the competitive effect of larger financial institutions through a community banking approach that emphasizes direct customer access to the Bank's president and other officers in an environment conducive to friendly, informed and courteous service.  Furthermore, via the Company’s credit administration department, the Banks can also minimize the competitive effects of larger institutions by tailoring their lending criteria to the individual circumstances of the small-to-medium sized business owner.

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

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2008

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

The two Affiliate Banks chartered in Kentucky are supervised, regulated and examined by the Kentucky Department of Financial Institutions, the Affiliate Bank chartered in Ohio is supervised, regulated and examined by the Ohio Division of Financial Institutions, and the three Affiliate Banks chartered in West Virginia are supervised, regulated and examined by the West Virginia Division of Banking. In addition, those Affiliate Banks that are members of the Federal Reserve System are supervised and regulated by the Federal Reserve, and those banks that are not members of the Federal Reserve System are supervised and regulated by the Federal Deposit Insurance Corporation ("FDIC"). Each banking regulator has the authority to issue cease-and-desist orders if it determines that the activities of a bank regularly represent an unsafe and unsound banking practice or a violation of law.

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

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2008

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

Capital Requirements - Premier is subject to capital ratios, requirements and guidelines imposed by the Federal Reserve, which are substantially similar to the ratios, requirements and guidelines imposed by the Federal Reserve and the FDIC on the Banks within their respective jurisdictions. These capital requirements establish higher capital standards for banks and bank holding companies that assume greater credit risks. For this purpose, a bank's or holding company's assets and certain specified off-balance sheet commitments are assigned to four risk categories, each weighted differently based on the level of credit risk that is ascribed to such assets or commitments. A bank's or holding company's capital is divided into two tiers: "Tier I" capital and "Tier II" capital. "Tier I" capital includes common shareholders' equity, non-cumulative perpetual preferred stock, and related surplus (excluding auction rate issues), minority interests in equity accounts of consolidated subsidiaries and Trust Preferred Securities (subject to certain limitations.) Goodwill, certain identifiable intangible assets and certain other assets are subtracted from these sources of capital to calculate Tier I capital. "Tier II" capital includes, among other items, perpetual preferred stock not meeting the Tier I definition, mandatory convertible securities, subordinated debt and allowances for loan and lease losses, subject to certain limitations, less certain required deductions.

Bank holding companies currently are required to maintain Tier I and total capital (the sum of Tier I and Tier II capital) equal to at least 4% and 8% of total risk-weighted assets, respectively. At December 31, 2008, Premier met both requirements, with Tier I and total capital equal to 14.0% and 15.3% of its total risk-weighted assets, respectively.

In addition to the risk-based capital guidelines, the Federal Reserve requires bank holding companies to maintain a minimum "leverage ratio" (Tier I capital to adjusted total assets) of 3%, if the holding company has the highest regulatory ratings for risk-based capital purposes. All other bank holding companies are required to maintain a leverage ratio of 3% plus at least 100 to 200 basis points. At December 31, 2008, Premier's leverage ratio was 8.7%.

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
December 31, 2008

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

Regulatory Agreements - As previously disclosed in earlier reports, the Company and some of the subsidiary Banks have, in the past, been subject to regulatory agreements.  On January 29, 2003, the Company entered into a written agreement with the Federal Reserve Bank of Cleveland (FRB).  In, 2006, the FRB determined that Premier had fully satisfied all of the provisions of the written agreement and, accordingly, the FRB terminated the agreement effective April 18, 2006.

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

As a result of a 2003 investigation into the conduct of the former president of Farmers Deposit Bank by Premier and the FDIC, on December 24, 2003, Premier announced that Farmers Deposit Bank had reached an agreement with the FDIC and the Kentucky Department of Financial Institutions ("KDFI") [collectively referred to as "Supervisory Authorities"] to consent to the issuance of a cease & desist order ("Order") from its Supervisory Authorities.  The Order also outlined a number of steps to be taken by Farmers Deposit which were designed to remedy and/or prevent the reoccurrence of events that gave rise to the investigation during the latter half of 2003.  Having found that Farmers Deposit had fully complied with the Order, the Supervisory Authorities rescinded the Order on December 13, 2005.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2008

Dividend Restrictions - Premier is dependent on dividends from its Affiliate Banks for its revenues. Various federal and state regulatory provisions limit the amount of dividends the Affiliate Banks can pay to Premier without regulatory approval. At December 31, 2008, approximately $2.4 million of the total shareholders' equity of the Affiliate Banks was available for payment of dividends to Premier without approval by the applicable regulatory authority.

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

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2008

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

Number of Employees

The Company and its subsidiaries collectively had approximately 270 full-time equivalent employees as of December 31, 2008 Its executive offices are located at 2883 5th Avenue, Huntington, West Virginia 25702, telephone number (304) 525-1600 (facsimile number (304) 525-9701).

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2008

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

Changes in interest rates also can affect the value of loans, investments and other interest-rate sensitive assets and the Company’s ability to realize gains on the sale or resolution of assets. This type of income can vary significantly from quarter-to-quarter and year-to-year based on a number of different factors, including the interest rate environment. An increase in interest rates that adversely affects the ability of borrowers to pay the principal or interest on loans may lead to an increase in non-performing assets and increased loan loss reserve requirements that could have a material adverse effect on the Company’s results of operations.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2008

Regional Economic Changes in the Company’s Markets Could Adversely Impact Results From Operations

Like all banks, the Company is subject to the effects of any economic downturn, and in particular a significant decline in home values or reduced commercial development in the Company’s markets could have a negative effect on results of operations. The Company’s success depends primarily on the general economic conditions in the counties in which the Company conducts business, and in the West Virginia, southern Ohio and northern Kentucky areas in general. Unlike larger banks that are more geographically diversified, the Company provides banking and financial services to customers primarily in the West Virginia counties of Barbour, Boone, Harrison, Jackson, Lewis, Lincoln, Logan, Kanawha, Roane, Upshur and Wood, as well as the southern Ohio counties of Gallia, Lawrence and Scioto and the northern Kentucky counties of Bracken, Fleming, Greenup, Lewis, Mason, and Robertson. The local economic conditions in these market areas have a significant impact on the Company’s ability to originate loans, the ability of the borrowers to repay these loans and the value of the collateral securing these loans. A significant decline in the general economic conditions caused by inflation, recession, unemployment or other factors beyond the Company’s control would affect these local economic conditions and could adversely affect the Company’s financial condition and results of operations. Additionally, a significant decline in home values would likely lead to increased delinquencies and defaults in both the consumer home equity loan and residential real estate loan portfolios and result in increased losses in these portfolios.

Extensive Regulation and Supervision

The Company, primarily through its Affiliate Banks, is subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not shareholders. These regulations affect Premier’s lending practices, capital structure, investment practices, dividend policy and growth, among other things. The Company is also subject to a number of federal laws, which, among other things, require it to lend to various sectors of the economy and population, and establish and maintain comprehensive programs relating to anti-money laundering and customer identification. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect Premier in substantial and unpredictable ways. Such changes could subject the Company to additional costs, limit the types of financial services and products it may offer, limit the ability of the Company and its Banks to foreclose on collateral as a result of non-payment by the borrower and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, along with corrective action plans required by regulatory agencies, any of which could have a material adverse effect on the Company’s business, financial condition and results of operations.  Premier and certain of its Affiliate Banks have in the past been subject to such corrective action plans, and therefore there

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2008

may be some residual reputation damage within the regulatory agencies.  While Premier has policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. See the “Regulatory Matters” section in Item 1, “Business”.

Dividend payments by subsidiaries to Premier and by Premier to its shareholders can be restricted.

     The Company’s principal source of funds for dividend payments and its debt service obligations is dividends received from the subsidiary Banks.  Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies.  Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, as defined, combined with the retained net profits of the preceding two years, subject to the capital requirements and additional restrictions as discussed in Note 18 to the consolidated financial statements.  During 2009 the Banks could, without prior approval, declare dividends of approximately $2.4 million plus any 2009 net profits retained to the date of the dividend declaration.

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

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2008

Recent Legislative and Regulatory Initiatives to Address Difficult Market and Economic Conditions May Not Stabilize the United States Banking System and the Enactment of These Initiatives May Significantly Impact Premier’s Financial Condition, Results of Operations, Liquidity or Stock Price.

The Emergency Economic Stabilization Act (EESA), which established the Troubled Assets Relief Program (TARP), was signed into law in October 2008. As part of TARP, the Treasury established the Capital Purchase Program (CPP) to provide up to $700 billion of funding to eligible financial institutions through the purchase of capital stock and other financial instruments for the purpose of stabilizing and providing liquidity to the U.S. financial markets. Then, on February 17, 2009, President Obama signed the American Recovery and Reinvestment Act (ARRA), as a sweeping economic recovery package intended to stimulate the economy and provide for broad infrastructure, energy, health, and education needs. There can be no assurance as to the actual impact that EESA or its programs, including the CPP, and ARRA or its programs, will have on the national economy or financial markets. The failure of these significant legislative measures to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect Premier’s business, financial condition, results of operations, access to credit or the trading price of its common shares.

There have been numerous actions undertaken in connection with or following EESA and ARRA by the Federal Reserve Board, Congress, the Treasury, the FDIC, the SEC and others in efforts to address the current liquidity and credit crisis in the financial industry that followed the sub-prime mortgage market meltdown which began in 2007. These measures include homeowner relief that encourages loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector. The purpose of these legislative and regulatory actions is to help stabilize the U.S. banking system. EESA, ARRA and the other regulatory initiatives described above may not have their desired effects. If the volatility in the markets continues and economic conditions fail to improve or worsen, Premier’s business, financial condition and results of operations could be materially and adversely affected.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2008

Defaults by Another Larger Financial Institution Could Adversely Affect Financial Markets Generally.

The commercial soundness of many financial institutions may be closely interrelated as a result of relationships between the institutions. As a result, concerns about, or a default or threatened default by, one institution could lead to significant market-wide liquidity and credit problems, losses or defaults by other institutions. This is sometimes referred to as “systemic risk”.  The Company’s business could be adversely affected directly by the default of another institution or if the financial services industry experiences significant market-wide liquidity and credit problems.

Current Levels of Market Volatility are Unprecedented and May Adversely Affect Market Price of Common Stock or Investment Security Values

The capital and credit markets have been experiencing volatility and disruption for more than a year. In recent months, the volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers seemingly without regard to those issuers’ underlying financial strength. The current market volatility could contribute to a further decline in the market value of certain security investments and other assets of Premier.  If current levels of market disruption and volatility continue or worsen, there can be no assurance that Premier will not experience an adverse effect, which may be material, on results of operations, capital or financial position.

Additional Capital May Not Be Available When Needed or Required by Regulatory Authorities.

Premier and its Affiliate Banks are required by federal and state regulatory authorities to maintain adequate levels of capital to support its operations. In addition, the Company may elect to raise additional capital to support its business or to finance acquisitions, if any, or it may otherwise elect or be required to raise additional capital.  Premier’s ability to raise additional capital, if needed, will depend on conditions in the capital markets, economic conditions and a number of other factors, many of which are outside the Company’s control and its financial performance. Accordingly, there can be no assurance that Premier will be able raise additional capital if needed or on acceptable terms. If Premier cannot raise additional capital when needed, it may have a material adverse effect on its financial condition, results of operations and prospects.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2008

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

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2008

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

Claims and Litigation Pertaining to Fiduciary Responsibility

From time to time, customers make claims and take legal action pertaining to the Company’s and Affiliate Banks’ performance of their fiduciary responsibilities. If such claims and legal actions are not resolved in a manner favorable to the Banks they may result in financial liability and/or adversely affect the market perception of the Banks and their products and services as well as impact customer demand for those products and services. Any financial liability or reputation damage could have a material adverse effect on the Company’s business, which, in turn, could have a material adverse effect on its financial condition and results of operations.

Unauthorized Disclosure of Sensitive or Confidential Customer Information Could Severely Harm Our Business.

In the normal course of business, the Banks collects, processes and retains sensitive and confidential customer information to both open deposit accounts and determine whether to approve a customer’s request for a loan. Premier also relies upon a variety of computing platforms and networks over the internet for the purposes of data processing, communication and information exchange, including a variety of services provided by third-party vendors.  Despite the security measures in place, Premier’s facilities and systems, and those of the Company’s third-party service providers, may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors or other similar events. If information security is breached, information can be lost or misappropriated, resulting in financial loss or costs to Premier or damages to others. Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential customer information, whether by Premier or by its vendors, could severely damage the Company’s reputation, expose it to the risks of litigation and liability or disrupt the business operations of the Company which in turn, could have a material adverse effect on its financial condition and results of operations.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2008

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

Future Issuances of Common Shares or Other Securities May Dilute the Value of Outstanding Common Shares, Which May Also Adversely Affect their Market Price

In many situations, Premier’s Board of Directors has the authority, without any vote of its shareholders, to issue shares of authorized but unissued securities, including Common Shares authorized and unissued under the Company’s stock option plans and shares of the Company’s preferred stock. In the future, Premier may issue additional securities, through public or private offerings, in order to raise additional capital, complete acquisitions, or compensate key employees. Any such issuance would dilute the percentage of ownership interest of existing shareholders and may dilute the per share value of the Common Shares.

Integration of Recent and Pending Acquisitions May Be More Difficult Than Anticipated

The success of the Company’s acquisitions of Citizens First and Traders Bank and the planned acquisition of Abigail Adams will depend on a number of factors, including (but not limited to) Premier’s ability to:

•	timely and successfully integrate the operations of Premier and each of the acquisitions;
•	maintain the existing relationships with the depositors of Citizens First and/or Traders and/or Abigail Adams to minimize the withdrawal of deposits subsequent to the merger(s);
•	maintain and enhance the existing relationships with the borrowers of Citizens First and/or Traders and/or Abigail Adams to limit potential losses from loans made by the them;
•	control the incremental non-interest expense of the integrated operations to maintain overall operating efficiencies;
•	retain and attract qualified personnel at Citizens First and/or Traders and/or Abigail Adams; and
•	compete effectively in the communities served by Citizens First, Traders and Abigail Adams and in nearby communities.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2008

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

Citizens Deposit Bank & Trust, in addition to its main office at 400 Second Street in Vanceburg, Kentucky, has four branch offices in Lewis County, Kentucky, (including one leased facility), one leased branch office in Mason County, Kentucky, one branch located on Highway 10 in Germantown, Kentucky, and one branch located in Bracken County, Kentucky. Farmers Deposit Bank, in addition to its main office at 5230 South Main Street in Eminence, Kentucky, has one branches in Henry County, Kentucky and closed a second branch in Henry County effective January 31, 2008. Ohio River Bank, in addition to its main office at 221 Railroad Street in Ironton, Ohio, has two branches, one leased facility in Lawrence County, Ohio and one in Scioto County, Ohio. First Central Bank, in addition to its main office at 2 South Main Street in Philippi, West Virginia, has a branch located in Buckhannon, West Virginia and a leased branch office located in Upshur County, West Virginia. Boone County Bank, in addition to its main office at 300 State Street, Madison, West Virginia, has one leased branch located in Lincoln County, West Virginia and two other branches, one each located in Boone and Logan Counties, West Virginia.  Traders Bank, Inc., in addition to its main office at 601 Washington Street, Ravenswood, West Virginia, has two other branch locations in Jackson County, two branch locations in Roane County, and one location in Wood County, West Virginia.

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
December 31, 2008

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and
Issuer Purchase of Equity Securities

The Company's common stock is listed on the NASDAQ Global Market System under the symbol PFBI. At December 31, 2008, the Company had approximately 938 record holders of its common shares.

The following table sets forth on a quarterly basis cash dividends paid and the range of high and low sales prices on a per share basis during the quarters indicated.

	Cash Dividends	Sales Price
	Paid	High	Low
2007
First Quarter	$0.10	$16.49	$13.36
Second Quarter	0.10	16.50	15.03
Third Quarter	0.10	16.45	13.23
Fourth Quarter	0.10	14.77	12.10
	0.40

2008
First Quarter	$0.10	$13.59	$11.01
Second Quarter	0.11	13.15	10.05
Third Quarter	0.11	11.63	8.50
Fourth Quarter	0.11	9.80	5.98
	0.43

2009
First Quarter (through March 15, 2009)	$0.11	$9.00	$4.00

The payment of dividends by the Company depends upon the ability of the Banks to declare and pay dividends to the Company because the principal source of the Company's revenue will be dividends paid by the Banks. At December 31, 2008 approximately $2.4 million was available for payment as dividends from the Banks to the Company without the need for regulatory approval. In considering the payment of dividends, the Board of Directors will take into account the Company's financial condition, results of operations, tax considerations, costs of expansion, industry standards, economic conditions and need for funds, as well as governmental policies and regulations applicable to the Company and the Banks. See "REGULATORY MATTERS - Capital Requirements" for discussion on capital guidelines.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2008

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

The following graph shows a comparison of cumulative total stockholder return on the Common Stock since December 31, 2003 with the cumulative total returns of both a broad equity market index and a published industry index.  The broad equity market index chosen was the Russell 3000 and the published industry index chosen was the SNL ($500M-$1B) Bank Asset-Size Index.  The graph reflects historical performance only, which is not indicative of possible future performance of the Common Stock.

Premier Financial Bancorp, Inc.

	Period Ending
Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
Premier Financial Bancorp, Inc.	100.00	145.47	188.22	166.88	155.81	89.62
Russell 3000	100.00	111.95	118.80	137.47	144.54	90.61
SNL $500M-$1B Bank Index	100.00	113.32	118.18	134.41	107.71	69.02
*Source: SNL Financial LC, Charlottesville, VA

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2008

Equity Compensation Plan Information

The following table gives information about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under its equity compensation plan, the 2002 Stock Option Plan, as of December 31, 2008.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (Excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders
2002 Stock Option Plan	181,916	12.47	312,415
Equity compensation plans not approved by shareholders
None
Total	181,916	$12.47	312,415

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2008

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

(Dollars in thousands, except per share amounts)	At or for the Year Ended December 31
	2008	2007	2006	2005	2004
Earnings
Net interest income	$26,035	$22,296	$21,395	$19,852	$18,064
Provision for loan losses	147	(78)	(1,161)	4	1,026
Non-interest income	5,291	4,623	4,165	3,920	3,606
Non-interest expense	19,894	16,408	16,937	17,305	17,782
Income taxes (benefit)	3,749	3,470	3,283	2,029	899
Income (loss) from continuing operations	7,536	7,119	6,501	4,434	1,963
Income (loss) from discontinued operations (1)	-	-	-	-	4,734
Net income (loss)	$7,536	$7,119	$6,501	$4,434	$6,697

Financial Position
Total assets	$724,465	$549,255	$535,452	$528,324	$537,255
Loans, net of unearned income	467,111	346,570	343,797	328,717	324,937
Allowance for loan losses	8,544	6,497	6,661	7,892	9,384
Goodwill and other intangibles	29,974	15,816	15,816	15,816	15,816
Securities	175,741	124,242	121,367	137,419	153,892
Deposits	589,182	449,033	438,950	435,843	437,798
Other borrowings	41,518	26,124	33,091	19,053	20,536
Subordinated debentures	-	-	-	15,722	20,876
Stockholders’ equity	89,422	67,389	61,002	54,287	51,029

Share Data
Income (loss) from continuing operations – basic	$1.25	$1.36	$1.24	$0.85	$0.37
Income (loss) from continuing operations - diluted	1.25	1.35	1.24	0.84	0.37
Net income – basic	1.25	1.36	1.24	0.85	1.28
Net income - diluted	1.25	1.35	1.24	0.84	1.28
Book value	13.99	12.87	11.65	10.37	9.75
Tangible book value	9.30	9.85	8.63	7.35	6.73
Cash dividends	0.43	0.40	0.10	0.00	0.00

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2008

Item 6.  Selected Financial Data (continued)

(Dollars in thousands, except per share amounts)	At or for the Year Ended December 31
	2008	2007	2006	2005	2004
Return on average assets (2), (3)	1.12%	1.31%	1.21%	0.82%	0.36%
Return on average equity (3)	9.38%	11.13%	11.31%	8.42%	4.06%
Dividend payout (3)	34.40%	29.41%	8.06%	0.00%	0.00%
Stockholders’ equity to total assets at period-end	12.34%	12.27%	11.39%	10.28%	9.50%
Average stockholders’ equity to average total assets (2)	11.94%	11.74%	10.74%	9.77%	8.23%

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
December 31, 2008

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
of Operations.

INTRODUCTION

Premier Financial Bancorp, Inc. ("Premier”) is a multi-bank holding company headquartered in Huntington, West Virginia.  It operates six community bank subsidiaries ranging in size from $66 million to $170 million, each with a local community name and orientation. The banks operate in twenty-four communities within the states of West Virginia, Ohio and Kentucky and provide their customers with a full range of banking services. At the close of business on April 30, 2008, Premier completed its acquisitions of Traders Bankshares, Inc. (“Traders”), a $108 million single bank holding company headquartered in Spencer, West Virginia, and Citizens First Bank, Inc. (“Citizens First”), a $62 million bank headquartered in Ravenswood, West Virginia.  The results of operations of Citizens First and Traders are included in Premier’s consolidated statements of income beginning only from the acquisition date.   On October 25, 2008, Premier merged these two banks, named the resulting bank, Traders Bank, Inc. and moved its headquarters to Ravenswood, West Virginia.  As of December 31, 2007, Premier had approximately $724 million in total assets, $467 million in total loans, $589 million in total deposits and $18 million in customer repurchase agreements.

The accompanying consolidated financial statements have been prepared by the management of Premier in conformity with accounting principles generally accepted in the United States of America. The audit committee of the Board of Directors engaged Crowe Horwath LLP (Crowe) as independent auditors to audit the consolidated financial statements, and their report is included elsewhere herein. Financial information appearing throughout this annual report is consistent with that reported in the consolidated financial statements. The following discussion is designed to assist readers of the consolidated financial statements in understanding significant changes in Premier's financial condition and results of operations.

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
December 31, 2008

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
December 31, 2008

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
December 31, 2008

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

Business Acquisitions and Impairment of Goodwill

For acquisitions, Premier is required to record the assets acquired, including identified intangible assets, and the liabilities assumed at their fair value. These often involve estimates based on third-party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques that may include estimates of attrition, inflation, asset growth rates or other relevant factors. In addition, the determination of the useful lives over which an intangible asset will be amortized is subjective.

Under Statement of Financial Accounting Standards (“SFAS”) No. 142 Goodwill and Other Intangible Assets, goodwill is evaluated at least annually to determine if the amount recorded on the Company's balance sheet is impaired. If goodwill is determined to be impaired, the recorded amount would be reduced to estimated fair value by a charge to expense in the period in which impairment is determined. Impairment is evaluated in the aggregate for all of the Company's banking operations. Operating characteristics of the aggregate banking operations are derived and compared to a database of peer group banks that have been sold. Pricing valuation factors that are considered in estimating the fair value of the Company's aggregate banking operations include price-to-total assets, price-to-total book value, price-to-deposits and price-to-earnings. Unusual events that have impacted the operating characteristics of the Company's aggregate banking operations are considered to assess the likelihood of recurrence and adjustments to historical performance may be made. Changes in assumptions regarding the likelihood of unusual historical events recurring or the use of different pricing valuation factors could have a material impact on management's impairment analysis.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2008

SUMMARY FINANCIAL RESULTS

Premier had net income of $7.536 million in 2008 compared to $7.119 million of net income reported for the year 2007.  Net income increased in 2008 as a result of higher interest income and non-interest income as well as lower interest expense all of which was partially offset by higher non-interest expense.  The increases in each of these categories was primarily the result of the increase in operations from the acquisitions of Citizens First Bank (“Citizens First) and Traders Bankshares, Inc. (“Traders”), both of which occurred at the close of business on April 30, 2008.  The operating results of Citizens First and Traders are included in the consolidated financial statements of Premier only from the date of acquisition.  Net income in 2006 was $6.501 million.  The increase in 2007 over 2006 was the result of an increase in interest income due to a greater average volume of loans outstanding; a greater volume of average federal funds sold outstanding; higher yields on all earning assets; an increase in secondary market mortgage income; and a reduction in the operating costs of the company.  Net income in 2006 was the result of an increase in interest income due to a greater volume of loans outstanding; higher yields on all earning assets; a negative provision for loan losses; and a reduction in the net operating costs of the company.  Basic earnings per share were $1.25 in 2008 compared to $1.36 in 2007 and to $1.24 in 2006.  The decrease in earnings per share in 2008 resulted from the increase in the average shares outstanding related to the common stock issued as part of the merger consideration of Citizens First and Traders as more fully described in Note 23 to the consolidated financial statements.

The following table comparatively illustrates the components of ROA and ROE over the previous five years. Return on average assets (ROA) measures how effectively Premier utilizes its assets to produce net income.  It also facilitates the analysis of earnings performance of different sized organizations.  In 2008, Premier increased the size its balance sheet from $549.3 million in total assets at the end of 2007 to $724.5 million at the end of 2008, largely due to the acquisitions of Traders and Citizens First.  The increase in asset size will generally result in higher dollars of income earned and expenses incurred.  A detailed review of the components of ROA will help analyze Premier’s performance without regard to changes in its size.

Premier’s net income in 2008 resulting in an ROA of 1.12%, a decrease from the 1.31% ROA in 2007 and the 1.21% ROA in 2006.  As shown in the table, fully taxable equivalent net interest income (as a percent of average earning assets) reached its highest level in five years in 2007 at 4.42%.  In 2008, this percentage decreased to 4.21% as the increase in average earning assets from Traders and Citizens First did not result in a similar percentage increase in net interest income.  In 2004, net credit income was 3.41% of average earning assets and continued to increase in both 2005 and again in 2006.  In 2005, minimal provisions for loan losses were recorded and thus there was little reduction from the increase in net interest income.  In 2006, negative provisions for loan losses were recorded which served to help increase net credit income to 4.55%.  This increase in net credit income (as a percent of average earning assets) was complemented by an increase in non-interest income (as a percent of average earning assets) and a reduction in non-interest expenses (as a percent of average earning assets) when compared to the previous two years. In 2007, while net interest income continued to increase,

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2008

net credit income was lower than 2006 as a result of minimal negative provisions for loan losses recorded in 2007.  However, in 2007, non-interest income (as a percent of average earning assets) reached its highest level in the past five years while non-interest expense (as a percent of average earning assets) continued to decline.  In 2008, minimal provisions for loan losses reduced an already lower net interest income (as a percent of average earning assets), resulting in net credit income of 4.19% of average earning assets.  In 2008, non-interest income (as a percent of average earning assets) declined somewhat, returning to the level achieved in 2006.  However, non-interest income (as a percent of average earning assets) continued to decline in 2008 resulting in the lowest ratio over the past five years. As illustrated in the table, the overall result was to decrease Premier's 2008 return on average earning assets to 1.21% and decrease its return on average total assets (ROA) to 1.12%.

ANALYSIS of RETURN ON ASSETS and EQUITY
from continuing operations

	2008		2007		2006		2005		2004
As a percent of average earning assets
Fully taxable-equivalent net interest income	4.21%		4.42%		4.32%		4.00%		3.61%
Provision for loan losses	(0.02)		0.02		0.23		(0.00)		(0.20)
Net credit income	4.19		4.44		4.55		4.00		3.41
Gains on the sales of assets & subsidiaries	0.01		0.00		0.00		0.00		0.02
Non-interest income	0.84		0.91		0.84		0.78		0.69
Non-interest expense	(3.20)		(3.23)		(3.40)		(3.46)		(3.52)
Tax equivalent adjustment	(0.03)		(0.04)		(0.03)		(0.03)		(0.03)
Applicable income taxes	(0.60)		(0.68)		(0.66)		(0.41)		(0.18)
Return on average earning assets	1.21		1.40		1.30		0.88		0.39
Multiplied by average earning assets to average total assets	92.48		93.34		93.07		92.84		92.39
Return on average assets	1.12%		1.31%		1.21%		0.82%		0.36%
Multiplied by average assets to average equity	8.37	X	8.52	X	9.31	X	10.23	X	11.33	X
Return on average equity	9.38%		11.13%		11.31%		8.42%		4.06%

The net overhead ratio (non-interest expense less non-interest income as a percent of average earning assets) increased slightly in 2008 to 2.36%.  This ratio compares to 2.32% in 2007, the lowest ratio reported in the last five years, 2.56% in 2006, 2.68% in 2005, and 2.83% in 2004.  The increase in 2008 net overhead was largely the result of a lower ratio of non-interest income to average earning assets due to lower secondary market mortgage commissions overall and the 0.66% non-interest income ratio of the acquired banks.  The decrease in 2007 net overhead was the result of increases in Premier’s non-interest income related to electronic banking income and secondary market mortgage commissions, plus decreases in non-interest expenses related to staff costs and the accelerated amortization of trust preferred issuance costs recorded in 2006 but not 2007.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2008

Return on average equity (ROE), another measure of earnings performance, indicates the amount of net income earned in relation to the total equity invested. Premier's 2008 ROE was 9.38% compared to 11.13% in 2007 and 11.31% realized in 2006.  ROE decreased in 2008 due to an increase in average equity as a result of the common stock issued to acquire Traders and Citizens First.  ROE decreased slightly in 2007 as average equity increased at a faster pace than average assets resulting in a decrease in the multiplier of average assets to average equity.

A breakdown of Premier's financial results by quarter for the years ended December 31, 2008 and 2007 is summarized below.

QUARTERLY FINANCIAL INFORMATION
(Dollars in thousands, except per share amounts)
	First	Second	Third	Fourth	Full Year
2008
Interest income	$8,427	$9,433	$10,276	$9,708	$37,844
Interest expense	2,833	2,984	3,099	2,893	11,809
Net interest income	5,594	6,449	7,177	6,815	26,035
Provision for loan losses	(135)	91	85	106	147
Securities gains	0	93	0	0	93
Net overhead	3,056	3,545	4,197	3,898	14,696
Income before income taxes	2,673	2,906	2,895	2,811	11,285
Net income	1,774	1,930	1,930	1,902	7,536
Basic net income per share	0.34	0.32	0.30	0.30	1.25
Diluted net income per share	0.34	0.32	0.30	0.30	1.25
Dividends paid per share	0.10	0.11	0.11	0.11	0.43

2007
Interest income	$8,612	$8,712	$8,738	$8,690	$34,752
Interest expense	3,101	3,161	3,148	3,046	12,456
Net interest income	5,511	5,551	5,590	5,644	22,296
Provision for loan losses	36	(164)	25	25	(78)
Securities gains	0	0	0	0	0
Net overhead	2,902	3,022	2,847	3,014	11,785
Income before income taxes	2,573	2,693	2,718	2,605	10,589
Net income	1,786	1,790	1,807	1,736	7,119
Basic net income per share	0.34	0.34	0.35	0.33	1.36
Diluted net income per share	0.34	0.34	0.34	0.33	1.35
Dividends paid per share	0.10	0.10	0.10	0.10	0.40

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2008

BALANCE SHEET ANALYSIS

Summary

A financial institution's primary sources of revenue are generated by its earning assets, while its major expenses are produced by the funding of these assets with interest bearing liabilities. Effective management of these sources and uses of funds is essential in attaining a financial institution's optimal profitability while maintaining a minimum amount of interest rate risk and credit risk. Information on rate-related sources and uses of funds for each of the three years in the period ended December 31, 2008, is provided in the table below.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2008

AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS
(Dollars in thousands)
	2008			2007			2006
	Average Balance	Interest	Yield/ Rate (2)	Average Balance	Interest	Yield/ Rate (2)	Average Balance	Interest	Yield/ Rate (2)
Assets:
Interest earning assets
U.S. Treasury and federal agency securities	$102,758	$4,457	4.34%	$82,177	$3,496	4.25%	$95,705	$3,398	3.55%
States and municipal obligations (1)	6,098	320	5.25	4,067	241	5.93	2,342	138	5.89
Mortgage backed securities	53,069	2,517	4.74	37,017	1,799	4.86	33,953	1,564	4.61
Other securities	3,723	180	4.83	3,307	212	6.41	3,179	182	5.73
Total investment securities	165,648	7,474	4.51	126,568	5,748	4.54	135,179	5,282	3.91
Federal funds sold	37,885	748	1.97	36,088	1,829	5.07	24,365	1,215	4.99
Interest-bearing deposits with banks	1,614	39	2.42	1,273	56	4.40	486	24	4.94
Loans, net of unearned income (3)(4)
Commercial	207,939	14,044	6.75	169,217	13,591	8.03	161,898	12,424	7.67
Real estate mortgage	155,324	11,074	7.13	129,072	9,474	7.34	129,944	9,271	7.13
Installment	53,802	4,626	8.60	46,399	4,244	9.15	46,494	4,334	9.32
Total loans	417,065	29,744	7.13	344,688	27,309	7.92	338,336	26,029	7.69
Total interest earning assets	622,212	38,005	6.11	508,617	34,942	6.87	498,366	32,550	6.53
Allowance for loan losses	(8,020)			(6,615)			(7,465)
Cash and due from banks	17,025			13,853			13,824
Premises and equipment	9,759			6,378			7,055
Other assets	31,802			22,653			23,688
Total assets	$672,778			$544,886			$535,468

Liabilities and Equity:
Interest bearing liabilities
NOW and money market	$136,878	1,136	0.83%	$119,849	1,780	1.49%	$129,080	1,766	1.37%
Savings deposits	66,978	381	0.57	53,000	384	0.72	52,295	321	0.61
Certificates of deposit and other time deposits	254,802	9,159	3.59	202,183	8,855	4.38	188,044	6,896	3.67
Total interest bearing deposits	458,658	10,676	2.33	375,032	11,019	2.94	369,419	8,983	2.43
Short-term borrowings	17,325	251	1.45	13,200	321	2.43	9,591	234	2.44
Other borrowings	12,658	590	4.66	10,047	769	7.65	7,765	574	7.39
FHLB advances	4,723	292	6.18	5,363	347	6.47	7,815	453	5.80
Debentures	-	-	-	-	-	-	7,887	760	9.64
Total interest-bearing liabilities	493,364	11,809	2.39%	403,642	12,456	3.09%	402,477	11,004	2.73%
Non-interest bearing deposits	94,155			74,522			72,781
Other liabilities	4,903			2,743			2,721
Shareholders’ equity	80,356			63,979			57,489
Total liabilities and equity	$672,778			$544,886			$535,468

Net interest earnings (1)		$26,196			$22,486			$21,546
Net interest spread (1)			3.72%			3.78%			3.80%
Net interest margin (1)			4.21%			4.42%			4.32%

(1) Taxable – equivalent yields are calculated assuming a 34% federal income tax rate
(2) Yields are calculated on historical cost except for yields on marketable equity securities that are calculated used fair value
(3) Includes loan fees, immaterial in amount, in both interest income and the calculation of yield on loans
(4) Includes loans on non-accrual status

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2008

In 2008, average earning assets increased by 22.3% or $113.6 million from 2007, following a 2.1% or $10.3 million increase in 2007 from 2006.  Average interest bearing liabilities, the primary source of funds supporting the earning assets, increased by 22.2% or $89.7 million in 2008 from 2007, which follows a 0.3% or $1.2 million increase in 2007 over 2006.  The 2008 increase in average earning assets was primarily the result of adding Traders and Citizens First to the organization at the end of April, 2008.  The acquisition of these two banks added $102.3 million in average earnings assets at $80.6 in average interest bearing liabilities in 2008.  Excluding the acquisitions of Traders and Citizens First, the remaining $11.3 million increase in average earning assets in 2008 was primarily the result of a $7.5 million increase in average total loans and an $11.1 million increase in average total investment securities outstanding.  These increases more than offset the $6.9 million decrease in average federal funds sold, as surplus liquid funds were used to fund loans and invest in higher yielding investment securities.  Excluding the acquisitions of Traders and Citizens First, average interest bearing liabilities increased by $9.1 million or 2.3% in 2008 from 2007.  This increase in average interest bearing liabilities in 2008 was the result of a $3.0 million increase in average interest bearing deposits, a $4.1 million increase in average short-term borrowings, primarily customer repurchase agreements, and a $2.0 million increase in other long-term borrowings and Federal Home Loan Bank (FHLB) advances.  Furthermore, the increase in average interest bearing deposits was complemented by a $19.6 or 26.3% increase in average non-interest bearing deposits, $17.3 million from the acquisitions of Traders and Citizens First and $2.3 million from internal growth.

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

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2008

Loan Portfolio

Premier's loan portfolio is its largest and highest yielding component of average earning assets, totaling 67.0% of average earning assets during 2008.  Average loans increased in 2008 by $72.4 million or 21.0% over 2007 following a $6.4 million or 1.9% increase in 2007 over 2006.  The 2008 increase is largely attributable to the acquisitions of Traders and Citizens First, which added $64.9 million in average total loans during the year.  Excluding the acquisitions, average total loans increased by $7.5 million or 2.2% in 2008 from 2007.  This increase is the result of growth in Premier’s Ohio and West Virginia loan markets.  In 2008, Premier realized a $1.9 million or 3.7% increase in average outstanding loans in its Ohio markets, and a $5.8 million or 3.5% increase in its West Virginia market (excluding Traders and Citizens First).  These increases more than offset the slight $212,000 or 0.2% decrease in average total loans in Premier’s Kentucky markets.  The 2008 increases follow a $2.6 million or 5.3% increase in average outstanding loans in its Ohio markets, a $1.9 million or 1.5% increase in its Kentucky markets and a $1.9 million or 1.1% increase in its West Virginia markets in 2007.

Total loans at December 31, 2008 increased by $120.5 million or 34.8% from the total at December 31, 2007.  This increase follows a $2.8 million or 0.8% increase in 2007 from total loans at December 31, 2006.  The significant increase in 2008 is primarily due to the $102.8 million of period end loans from the acquisitions of Traders and Citizens First.  The remaining $17.8 million or 5.1% increase in 2008 was the result of significant increase in loan demand in Premier’s markets.  The modest increase in 2007 is primarily the result of sluggish loan demand coupled with a higher level of loan payoffs.

Loans secured by real estate, which in total constituted approximately 74% of Premier's loan portfolio at December 31, 2007, consist of a diverse portfolio of predominantly single family residential loans and loans for commercial purposes where real estate is part of the collateral, not the primary source of repayment. Residential real estate mortgage loans generally do not exceed 80% of the value of the real property securing the loan at the time of origination. The residential real estate mortgage loan portfolio primarily consists of adjustable rate residential mortgage loans. The origination of these mortgage loans can be more difficult in a low interest rate environment where there is a significant demand for fixed rate mortgages. Premier also originates mortgage loans to be sold in the secondary market and recognizes non-interest income upon the sale of those mortgages in the form of commissions and servicing release fees.  Premier has not engaged in the solicitation of so-called “sub-prime” or “interest only” mortgages.  Premier uses an experienced staff underwriter to ensure the completeness of the borrowers’ loan application and documentation and to ensure that the loans meet the standards required by prospective loan purchasers.  Additional information regarding the volume of mortgage loans originated and sold is contained in Premier’s consolidated statements of cash flows presented elsewhere in this annual report.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2008

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
December 31, 2008

The following table presents a five year comparison of loans by type. With the exception of those categories included in the comparison, there are no loan concentrations which exceed 10% of total loans. Additionally, Premier's loan portfolio contains no loans to foreign borrowers nor does it have a material volume of highly leveraged transaction lending.

LOAN SUMMARY
(Dollars in thousands)
	As of December 31,
	2008		2007		2006		2005		2004
Summary of Loans by Type
Commercial, secured by real estate	$133,742	28.7%	$100,278	28.9%	$101,786	29.6%	$85,989	26.2%	$101,567	31.3%
Commercial, other	61,655	13.2	40,438	11.7	43,981	12.8	49,362	15.0	40,923	12.6
Real estate construction	26,182	5.6	24,035	6.9	11,303	3.3	11,070	3.4	5,906	1.8
Real estate mortgage	185,536	39.7	133,776	38.6	138,795	40.4	134,570	40.9	128,243	39.5
Agricultural	2,446	0.5	1,845	0.5	1,930	0.5	1,670	0.5	2,380	0.7
Consumer	51,793	11.1	41,893	12.1	42,188	12.3	42,096	12.8	44,470	13.7
Other	5,757	1.2	4,305	1.3	3,814	1.1	3,960	1.2	1,438	0.4
Total loans	$467,111	100.0%	$346,570	100.0%	$343,797	100.0%	$328,717	100.0%	$324,927	100.0%

Non-performing Assets
Non-accrual loans	$6,943		$3,157		$4,698		$3,751		$6,847
Accruing loans which are contractually past due 90 days or more	625		987		992		853		739
Restructured loans	1,203		1,489		1,268		1,540		238
Total non-performing and restructured loans	8,771		5,633		6,958		6,144		7,824
Other real estate acquired through foreclosures	1,056		174		495		2,049		2,247
Total non-performing and restructured loans and other real estate	$9,827		$5,807		$7,453		$8,193		$10,071

Non-performing and restructured loans as a % of total loans	1.88%		1.63%		2.02%		1.87%		2.41%
Non-performing and restructured loans and other real estate as a % of total assets	1.36%		1.06%		1.39%		1.55%		1.87%

Allocation of Allowance for Loan Losses
Commercial, other	$1,197	14.9%	$689	13.5%	$839	14.4%	$1,071	16.7%	$1,734	13.7%
Real estate, construction	283	5.6	237	6.9	117	3.3	134	3.4	83	1.8
Real estate, other	4,564	68.4	3,092	67.5	3,395	70.0	3,810	67.1	4,276	70.8
Consumer installment	345	11.1	259	12.1	521	12.3	772	12.8	1,255	13.7
Unallocated	2,155		2,220		1,789		2,105		2,036
Total	$8,544	100.0%	$6,497	100.0%	$6,661	100.0%	$7,892	100.0%	$9,384	100.0%

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2008

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

Total non-performing assets, which consist of past-due loans on which interest is not being accrued ("non accrual loans"), foreclosed properties in the process of liquidation ("OREO"), loans with restructured terms to enable a delinquent borrower to repay and accruing loans past due 90 days or more, were $9.8 million or 1.36% of total assets at year-end 2008.  These amounts compare to $5.8 million of total non-performing assets or 1.06% of total assets at year-end 2007, the lowest levels over the past five years.  The increase from end of 2007 is largely due to the $4.2 million of non-performing assets at December 31, 2008 at the acquired Traders Bank.  In addition to the non-accrual loans at Traders Bank, in 2008 a $0.7 million increase in non-accrual loans was largely offset by decreases in loans past due 90 days or more and restructured loans.  While the ratio of non-performing assets to total assets at the end of 2008 was higher than the end of 2007, it was still lower than any of the previous three years presented in the table above.  The decrease in total non-performing assets in 2007 was largely due a $1.5 million decrease in non-accrual loans and a continued decrease in OREO property.  These decreases offset the increase in restructured loans, while loans past due 90 days or more and still accruing remained virtually unchanged.  The decrease in 2006 was largely due to the $1.6 million reduction in OREO property, which was partially offset by an increase in non-accrual loans.  As the collection or rehabilitation of previously delinquent loans and charge-offs of loans determined to be uncollectible continued in 2006, these efforts were offset by other loans newly placed on non-accrual status.  In 2007, the level of non-accrual loans declined primarily as a result of loan payoffs as well as partial or complete loan charge-offs.  Management believes the estimated potential losses related to delinquent loans to be adequately provided for in the allowance for loan losses.  These non-performing assets were included in the analyses that supported the recording of provisions for loan loss during the second, third and fourth quarters of 2008.  As management's efforts to collect the non-performing assets at Traders Bank continue, matured loans are only renewed using Premier's strengthened credit policies. Otherwise, loans may be placed on non-accrual status and foreclosure proceedings begun to obtain and liquidate any collateral securing the past due or matured loans. As previously demonstrated by Premier’s history, management is committed to continuing to reduce its level of non-performing assets and maintaining strong underwriting standards to help maintain a lower level of non-performing assets in the future. This effort is revealed in the decline in non-performing assets from the end of 2004 to the end of 2007, primarily related to the sale of OREO properties and the decline in non-accrual loans and loans 90+ days past due. Premier's efforts at its other affiliate banks in 2003 and 2004 were masked by the high level of non-performing assets at Farmers Deposit Bank, which alone totaled $12.5 million at December 31, 2003. At December 31, 2004, the non-performing assets at Farmers Deposit Bank had declined to $6.8 million, leaving $3.3 million of total non-performing assets at the other Affiliate Banks combined.  By December 31, 2008, total non-performing assets at Farmers Deposit Bank had declined to $1.1 million.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2008

The Loan Summary table presents five years of comparative non-performing asset information. Other than these loans and the impaired loans discussed in Note 4 to the consolidated financial statements, Premier does not have a significant volume of loans where management has serious doubts about the borrowers’ ability to comply with the present repayment terms of the loan.

It is Premier's policy to place loans that are past due over 90 days on non-accrual status, unless the loans are adequately secured and in the process of collection. Premier had no commitments to provide additional funds on non-accrual loans at December 31, 2008. For real estate loans, upon repossession, the balance of the loan is transferred to "Other Real Estate Owned" (OREO) and carried at the lower of the outstanding loan balance or the fair value of the property based on current appraisals and other current market trends, less estimated disposal costs. If a writedown of the OREO property is necessary at the time of foreclosure, the amount is charged against the allowance for loan losses. A periodic review of the recorded property value is performed in conjunction with normal loan reviews, and if market conditions indicate that the recorded value exceeds the fair market value less estimated disposal costs, additional writedowns of the property value are charged directly to operations.

During 2008 Premier recorded $20,000 of writedowns and losses on the disposition of OREO properties, net of gains, while in 2007 Premier recognized a $20,000 net profit on the disposition of OREO properties, net of writedowns.  During 2006 Premier realized $105,000 net profit on the disposition of OREO properties.  Although loans may be classified as non-performing, some continue to pay interest irregularly or at less than originally contracted terms. During 2008, approximately $56,000 of interest was recognized on non-accrual and restructured loans, while approximately $324,000 would have been recognized in accordance with their original terms.

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

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2008

A loan is categorized and reported as impaired when it is probable that the borrower will be unable to pay all of the principal and interest amounts according to the contractual terms of the loan agreement. In determining whether a loan is impaired, management considers such factors as past payment history, recent economic events, current and projected financial conditions and other relevant information that is available at the time. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage, consumer, and credit card loans, and on an individual basis for other loans. If a loan is deemed to be impaired, an evaluation of the amount of estimated loss is performed assessing the present value of estimated future cashflows using the loan's existing rate or assessing the fair and realizable value of the loan collateral if repayment is expected solely from the collateral. The estimation of loss is assigned to the impaired loan and is used in determining the adequacy of the allowance for loan losses. For impaired loans, this estimation of loss is reevaluated quarterly and, if necessary, adjusted based upon the current known facts and circumstances related to the loan and the borrower. Additional information on Premier's impaired loans is contained in Note 4 to the consolidated financial statements. The sum of the calculations and estimations of the risk of loss in a given loan portfolio is compared to the recorded balance of the allowance for loan losses. If the total allowance is deemed to be inadequate a charge to earnings is recorded to increase the allowance. In 2008, Premier recorded $147,000 of additional provisions for loan losses.  Conversely, should an evaluation of the allowance result in a lower estimate of the risk of loss in the loan portfolio and the allowance is deemed to be more than adequate, a reversal of previous charges to earnings ("a negative provision") may be warranted in the current period. Events that may lead to negative provisions include greater than anticipated recoveries, a reduction in the historical loss ratios, securing more collateral on an impaired loan during the collection process, or receiving payment in full on an impaired loan.  All of these events occurred in varying degrees during 2007 and 2006 and resulted in $78,000 of negative provisions during 2007 and $1,161,000 of negative provisions during 2006.

At December 31, 2008, the allowance for loan losses was $8.5 million, or 1.83% of total year-end loans.  While the total allowance increased by $2.0 million from the $6.5 million allowance at the end of 2007, the ratio to total loans decreased slightly from the 1.87% of total year-end loans at December 31, 2007.  The increase in the allowance in 2008 is largely due to the $2.3 million allowance for loan losses acquired via the purchase of Traders and Citizens First Banks.  The slight decrease in the ratio to total year-end loans is largely the result of lower estimates of required allocations of the allowance to impaired loans due to a combination of collections of previously impaired loans and improved loan to collateral values on existing impaired loans.  The allowance for loan losses was also reduced by the $400,000 of net charge-offs in 2008 which was only partially offset by the $147,000 of additional provisions for loan losses during the year.  The decrease in the allowance in 2007 compared to 2006 was primarily the result of the $78,000 of negative provisions for loan losses coupled with $86,000 of net charge-offs recorded during the year.  The decrease in the allowance in 2006 was primarily the result of the $1.2 million of negative provisions for loan losses recorded during the year, as charge-offs in 2006 were nearly offset by recoveries.  In management's opinion, the allowance for loan losses is adequate to absorb the current estimated risk of loss in the existing loan portfolio. The summary of the allowance for loan losses allocated by loan type is presented in the Loan Summary Table above.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2008

The following table provides a detailed history of the allowance for loan losses, illustrating charge-offs and recoveries by loan type, and the annual provision for loan losses over the past five years. In 2008, due to the deterioration in the national economy and its impact on the local economy in its markets, Premier experienced increases in past due loans and non-performing assets.  As such, management’s estimate of the current estimated risk of loss in the existing loan portfolio began to increase in the second quarter of 2008 and provisions for loan

SUMMARY OF LOAN LOSS EXPERIENCE
(Dollars in thousands)
	For the Year Ended December 31
	2008		2007		2006		2005		2004
Allowance for loan losses, beginning of period	$6,497		$6,661		$7,892		$9,384		$14,300
Amounts charged off:
Commercial, financial and agricultural loans	547		83		154		736		1,520
Real estate construction loans	0		0		0		0		5
Real estate loans – other	369		239		863		549		2,413
Consumer installment loans	316		436		393		930		3,054
Total charge-offs	1,232		758		1,410		2,215		6,992

Recoveries on amounts previously charged-off:
Commercial, financial and agricultural loans	113		66		266		91		264
Real estate construction loans	33		14		8		1		1
Real estate loans – other	459		302		340		84		87
Consumer installment loans	227		290		726		543		698
Total recoveries	832		672		1,340		719		1,050

Net charge-offs	400		86		70		1,496		5,942
Balance of acquired subsidiaries	2,300		0		0		0		0
Provision for loan losses	147		(78)		(1,161)		4		1,026

Allowance for loan losses, end of period	$8,544		$6,497		$6,661		$7,892		$9,384

Average total loans	$417,065		$344,688		$338,336		$326,615		$325,610
Total loans at year-end	467,111		346,570		343,797		328,717		324,927

As a percent of average loans
Net charge-offs	0.10%		0.02%		0.02%		0.46%		1.82%
Provision for loan losses	0.04%		(0.02)%		(0.34)%		0.00%		0.32%
Allowance for loan losses	2.05%		1.88%		1.97%		2.42%		2.88%

As a percent of total loans at year-end
Allowance for loan losses	1.83%		1.87%		1.94%		2.40%		2.89%

As a multiple of net charge-offs
Allowance for loan losses	21.36	X	75.55	X	95.16	X	5.28	X	1.58	X
Income before tax and provision for loan losses	28.66	X	122.22	X	123.19	X	4.32	X	0.65	X

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2008

losses were charged to earnings in the second, third and fourth quarters which more than offset a negative provision for losses in the first quarter.  In 2007, a negative provision was recorded during the second quarter which exceeded the quarterly provisions recorded during the other three quarters of the year.  In 2006, negative provisions were recorded in each of the four quarters of the year.  The negative provisions were recorded primarily as result of realized collections of previously impaired loans whereby estimated losses were not realized as previously estimated and assigned to the loan.  In addition, Premier has been successful in recovering some of its previously charged-off loans.  These positive events as well as the ongoing reduction in Premier’s historical loss ratios resulted in a lower estimate of the risk of loss in the loan portfolio and, thus, negative provisions were warranted.  The negative provisions for loan losses totaled $78,000 in 2007 and $1,161,000 in 2006.  Future provisions to the allowance for loan losses, positive or negative, will depend on future improvement or deterioration in estimated credit risk in the loan portfolio as well as whether additional payments are received on loans having significant credit risk.  Premier continually evaluates the adequacy of its allowance for loan losses, and changes in the provision are based on the estimated probable incurred losses in the loan portfolio.

Net charge-offs in 2008 totaled $400,000, as $1,232,000 of loans charged–off were partially offset by $832,000 of recoveries of loans previously charged-off.  Net charge-offs in 2007 totaled $86,000, as $758,000 of loans charged-off were nearly offset by $672,000 of recoveries of loans previously charged-off.  Net charge-offs in 2006 decreased to just $70,000, as $1,340,000 of recoveries nearly offset $1,410,000 of charge-offs recorded during the year.  In 2008, Farmers Deposit Bank recorded $42,000 of net recoveries and provided over 32% of the Company’s total recoveries for 2008.  In 2007, Farmers Deposit Bank recorded $296,000 of net recoveries and provided over 70% of the Company’s total recoveries for 2007.  In 2006, Farmers Deposit Bank recorded $249,000 of net recoveries and provided nearly 70% of the Company’s total recoveries for 2006.  These recoveries are primarily the result of continued collection efforts of the significant number and amount of loans charged-off at Farmers Deposit Bank in 2003 through 2005.  Approximately $641,000, or 43% of the 2005 net charge-offs and $4.8 million, or 81% of the Premier’s 2004 net charge-offs were at Farmers Deposit Bank.  The level of future recoveries is likely to decrease as the level of past charge-offs has decreased.

In 2008, total charge-offs increased for the first time in the previous four years, but still constituted a relatively low 0.10% of average total loans.  In 2008, charge-offs on commercial and real estate loans increased while consumer loan charge-offs decreased to their lowest dollar volume in five years.  In 2007, charge-offs on consumer installment loans increased by $43,000 or 10.9%.  However, the increase was more than offset by decreases in the level of charge-offs of commercial loans and loans secured by real estate.  While total charge-offs decreased in 2006, the level of loans secured by real estate that were charged-off increased by $314,000 or 57.2% as collection efforts on a few real estate secured borrowers came to their ultimate conclusion.  Although management believes it has identified the significant remaining credit risk in the loan portfolio, additional charge-offs may be recorded in the coming months due to the level of non-performing loans and the resolution of collection efforts on those loans. Premier continues to make

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2008

a significant effort to reduce its past due and non-performing loans by reviewing loan files, using the courts to bring borrowers current with the terms of their loan agreements and/or the foreclosure and sale of OREO properties.  As in the past, when these plans are executed, Premier may experience increases in non-performing loans and non-performing assets. Furthermore, any resulting increases in loans placed on non-accrual status will have a negative impact on future loan interest income.  Also, as these plans are executed, other loans may be identified that would necessitate additional charge-offs and potentially additional provisions for loan losses.  Premier continues to monitor and evaluate the impact that national housing market price declines may have on its local markets and collateral valuations as management evaluates the adequacy of the allowance for loan losses.  While some price deterioration is expected, it is not currently anticipated that Premier’s markets will be impacted as severely as other areas of the country due to the historically modest increases in real estate values in the Company’s markets. These factors are considered in determining the adequacy of the allowance for loan losses, which at December 31, 2008 was 1.83% of total loans outstanding and 97% of non-performing loans.

The following table presents the maturity distribution and interest sensitivity of selected loan categories at December 31, 2008. Maturities are based upon contractual terms.

LOAN MATURITIES and INTEREST SENSITIVITY
December 31, 2008
(Dollars in thousands)

	Projected Maturities*
	One Year or Less	One Through Five Years	Over Five Years	Total
Commercial, secured by real estate	$39,238	$67,862	$26,642	$133,742
Commercial, other	35,927	21,247	4,481	61,655
Real estate construction	16,925	5,099	4,158	26,182
Agricultural	1,148	1,237	61	2,446
Total	$93,238	$95,445	$35,342	$224,025

Fixed rate loans	$21,362	$28,371	$7,392	$57,125
Floating rate loans	71,876	67,074	27,950	166,900
Total	$93,238	$95,445	$35,342	$224,025

Fixed rate loans projected to mature after one year				$35,763
Floating rate loans projected to mature after one year				95,024
Total				$130,187

(*) Based on scheduled or approximate repayments

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2008

Investment Portfolio and
Other Earning Assets

Investment securities averaged $165.6 million in 2008, up $39.1 million or 30.9% from the $126.6 million averaged in 2007.  This increase follows an $8.6 million or 6.4% decrease in 2007 from the $135.2 million averaged in 2006.  The significant increase in 2008 is largely due to the $27.9 million of average investment securities from the acquisitions of Traders and Citizens First.  The remaining $11.1 million or 8.8% increase is largely due the declining interest rate environment during the 2008 year.  As rates began falling, investable funds held in federal funds sold were used to purchase high quality investment securities to achieve a greater yield over a longer period of maturity.  Yields on federal funds sold rise and fall in direct correlation with interest rate changes made by the Federal Reserve Board in establishing national economic policy.  Investment security yields are based on a number of pricing factors including but not limited to coupon rate, time to maturity and issuer credit quality.  Generally, in 2008 investment security yields were higher than the yield that could be earned on federal funds sold.  During 2007, as investments matured, not all funds were reinvested in the investment portfolio.  Some funds were used to satisfy loan growth, deposit withdrawals and debt payments.  Furthermore, in contrast to 2008, during the first half of 2007, bond reinvestment yields were not as attractive as the yield on highly liquid federal funds sold.  Consequently, funds from maturing investments were less likely to be reinvested in bonds.  At December 31, 2008, the amount of investments totaled $175.7 million, up $51.5 million or 41.5% from December 31, 2007.  The significant increase in investments is largely due to the $39.0 million of investments at December 31, 2008 from the acquisitions of Traders and Citizens First, leaving $12.5 million of the increase from internal growth.  This increase follows a $2.9 million increase in 2007 from the balance at December 31, 2006.  As the Federal Reserve Board began lowering the federal funds rate in the latter portion of 2007 and continued to do so at various times throughout 2008, bond yields have become more attractive than the yield on federal funds sold.  Thus, to optimize interest income, Premier has begun increasing the amount of funds it has invested in high-quality debt securities.

The following table presents the carrying values of investment securities.

FAIR VALUE OF SECURITIES AVAILABLE FOR SALE
(Dollars in thousands)
	As of December 31
	2008	2007	2006

U.S. Treasury securities	$1,544	$5,574	$6,401
U.S. Agency securities	97,105	74,859	76,911
States and political subdivisions	7,130	3,816	3,413
Mortgage-backed securities from government sponsored entities	69,962	39,993	34,617
Corporate securities	-	-	25
Total securities	$175,741	$124,242	$121,367

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2008

As sources of funds (deposits, federal funds purchased, and repurchase agreements with corporate customers) fluctuate, excess funds are initially invested in federal funds sold and other short-term investments. Based upon analyses of asset/liability repricing, interest rate forecasts, and liquidity requirements, funds are periodically reinvested in high-quality debt securities, which typically mature over a longer period of time. At the time of purchase, management determines whether the securities will be classified as trading, available-for-sale, or held-to-maturity. At December 31, 2008 all of Premier's investments were classified as available-for-sale and carried on the books at fair value.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2008

As shown in the following Securities Maturity and Yield Analysis table, the average maturity period of the securities available-for-sale at December 31, 2008 was 4 years 10 months. The table uses a weighted average life method to report the average maturity of mortgage-backed securities, which includes the estimated effect of monthly payments and prepayments. The average maturity of the investment portfolio is managed at a level to maintain a proper matching with interest rate risk guidelines. Premier does not have any securities classified as trading or held-to-maturity and it has no plans to establish such classifications at the present time. Other information regarding investment securities may be found in the following table and in Note 3 to the consolidated financial statements.

SECURITIES MATURITY AND YIELD ANALYSIS
December 31, 2008
(Dollars in thousands)
	Market Value	Average Maturity (yrs/mos)	Taxable Equivalent Yield*
U.S. Treasury securities
Within one year	$509		4.68%
After one but within five years	1,035		3.97
Total U.S. Treasury Securities	1,544	0/11	4.20

U.S. Government Agencies securities
Within one year	18,002		4.13
After one but within five years	43,336		4.21
After five but within ten years	35,767		4.33
Total U.S. Government Agencies securities	$97,105	4/3	4.24

States and political subdivisions
Within one year	146		5.82
After one but within five years	2,325		4.18
After five but within ten years	4,659		5.26
Total states and political subdivisions securities	$7,130	5/11	4.92

Mortgage-backed securities**
Within one year	269		4.50
After one but within five years	55,519		4.64
After five but within ten years	7,600		5.15
Over ten years	6,574		5.29
Total mortgage-backed securities	$69,962	5/8	4.76

Total securities available-for-sale	$175,741	4/10	4.47

(*) Fully tax-equivalent using the rate of 34%
(**) Maturities for mortgage-backed securities are based on weighted average life

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2008

Premier’s average investment in federal funds sold and other short-term investments increased by 4.9% in 2008.  This follows a 48.1% increase in 2007.  Averaging $37.9 million in 2008, federal funds sold and other short-term investments increased $1.8 million from the $36.1 million averaged in 2007.  The increase in average federal funds sold in 2008 was largely due to the acquisitions of Traders and Citizens First which added $8.6 million in average federal funds sold during the year.  This increase more than offset the $6.9 million or 19.0% decrease in average federal funds sold of Premier’s other affiliate banks.  This decrease was the result of using some of the available federal funds sold to fund loans and purchase higher yielding investment securities.  As shown in the Consolidated Average Balance Sheets and Net Interest Income Analysis above, on average, the yield on federal funds sold dropped to 1.97% in 2008, significantly less than the 4.51% average yield on total investment securities in 2008.  In contrast, during the latter part of 2006 and first part of 2007, bond yields were not as attractive as the yield on highly liquid federal funds sold and funds from maturing investments were less likely to be invested in bonds.  Thus, average federal funds sold increased by $11.8 million or 48.1% in 2007 from the $24.4 million averaged in 2006.  As shown in the Consolidated Average Balance Sheets and Net Interest Income Analysis above, on average, federal funds sold yielded 5.07% in 2007 and 4.99% in 2006.  In each year, this yield was higher than the yield earned on U.S. Treasury and Agency securities as well as mortgage backed securities.  Fluctuations in federal funds sold and other short-term investments reflect management's goal to maximize asset yields while maintaining proper asset/liability structure, as discussed in greater detail above and in other sections of this report.

Funding Sources

In response to the Federal Reserve policy to reduce market interest rates by lowering the target federal funds rate, in 2008 Premier began cutting its rates paid on its interest bearing deposits.  This change follows a three-year period during which Premier was raising the rates paid on its interest bearing deposits in response to the increase in market interest rates.  As a result, the average rate paid on interest bearing liabilities decreased to 2.39% in 2007, down from the 3.09% paid in 2007, and the 2.73% paid in 2006.  The 70 basis point decrease in 2008 was primarily the result of a 79 basis point decrease in the average rate paid on certificates of deposit and other time deposits, which made up 51.6% of the total average interest bearing liabilities in 2008.  Other rate decreases on deposits in 2008 include a 66 basis point decrease on NOW and money market accounts and a 15 basis point decrease in savings deposits.  Likewise, in 2008 Premier decreased the rate paid on its short-term borrowings, primarily repurchase agreements with deposit customers, 98 basis points.  Also in response to the decrease in market interest rates initiated by the Federal Reserve, the rate paid on Premier’s long-term borrowings decreased as a result of the floating rate terms of the borrowings.  In 2008, the average rate paid on other borrowings decreased 299 basis points to 4.66%.  The Company’s FHLB advances are fixed rate debt and thus decreased only as a result of payments and maturities of higher rate advances.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2008

The 36 basis point increase in the average rate paid on deposits in 2007 was primarily the result of a 71 basis point increase in the average rate paid on certificates of deposit and other time deposits, which made up 50.1% of the total average interest bearing liabilities in 2007.  During 2007, Premier was able to offset some of the increase in rates paid on deposits by long-term debt refinancing actions taken in 2006 and prepaying approximately $2.1 million of amortizing FHLB advances in the first quarter of 2007.  Also in 2006, Premier refinanced the remaining $15.5 million of its 9.75% Trust Preferred Securities with variable rate bank borrowings as discussed in more detail below.  Due to alternative sources of investment and an ever increasing sophistication of customers in funds management techniques to maximize return on their money, competition for funds has become more intense.  Other financial institutions that compete in local markets with Premier that have a need to increase liquidity offer special above market rate deposit products to attract additional funds.  Premier's banks periodically offer special rate products to retain their deposit base or attract additional deposits.

Premier’s deposits, on average, increased by $103.3 million or 23.0% in 2008 following a $7.4 million or 1.7% increase in 2007 from 2006 average deposits.  The increase in 2008 average deposits was largely due to the $97.9 million of average deposits from the acquisitions of Traders and Citizens First.  The remaining $5.3 million or 1.2% increase in average deposits was largely due to a $2.3 million or 3.1% increase in non-interest bearing deposits, a $1.5 million or 2.9% increase in savings deposits and a $1.2 million increase in money market and other interest bearing transaction oriented deposits.  The increase in 2007 average deposits was from a combination of a $14.1 million increase in average certificates of deposit and other time deposits plus a $1.7 million increase in non-interest bearing deposits.  These increases more than offset a $9.2 million decrease in average NOW and money market deposits.  During 2007, as rates paid on certificates of deposits increased, particularly short-term certificates of deposit, customers reallocated their funds from lower yielding transactional deposits such as NOW and money market accounts to these short-term certificates of deposit.

     In addition, some public fund and tax-exempt organization deposits were reestablished as repurchase agreements in 2006 and again in 2008.  Average repurchase agreements increased by $4.0 million or 30.5% in 2008 following a $3.6 million or 37.5% increase in 2007 over 2006 average repurchase agreements.  Also, in both 2007 and 2008, the growth in deposits has been dampened by a decline in deposits at Farmers Deposit Bank.  In 2007, average deposits at Farmers Deposit Bank declined by $3.3 million, while in Premier’s other markets, deposits, on average, increased by $10.8 million or 2.8%.  In 2008, average deposits at Farmers Deposit Bank declined by $1.7 million, while in Premier other markets, deposits, on average, increased by $7.0 million or 1.8% in 2008, excluding the acquisitions of Traders and Citizens First. Farmers Deposit Bank faces stiff competition for funds from local competitors who have paid higher than market rates for the certificates of deposit.

In 2008, average non-interest bearing deposits continued to increase, surpassing 2007 average non-interest bearing deposits by $19.6 million or 26.3%.  The increase in 2008 includes the $17.3 million of average non-interest bearing deposits from the acquisitions of Traders and Citizens First.  Excluding these deposits, average non-interest bearing deposits still increased by

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2008

$2.3 million or 3.1% in 2008.  This follows a $1.7 million or 2.4% increase in average non-interest bearing deposits in 2007 when compared to 2006.  Since no interest is paid on these deposits, an increase in non-interest bearing deposits helps to increase Premier's net interest margin and its profitability. Non-interest bearing deposits are more susceptible to withdrawal and therefore may provide challenges to maintaining adequate liquidity. (See the additional discussion on liquidity below.)  However, Premier’s approach to community banking and friendly customer service has resulted in increases in average non-interest bearing deposits in each of the past six years.

In 2008, average interest bearing deposits increased by $83.6 million or 22.3%.  The increase was largely due to the $80.6 million of average interest bearing deposits from the acquisitions of Traders and Citizens First.  The remaining $3.0 million increase in average interest-bearing deposits in 2008 was primarily from an increase in average savings deposits and average money market and other transaction oriented deposits.  Due to the significant decrease in rates paid on certificates of deposit during 2008, customers are taking a “wait-and-see” approach and are not willing to commit their funds for a longer-term low-yielding certificate of deposit.  Instead the trend has been to keep their deposits readily accessible by placing the funds in savings accounts and transaction oriented interest-bearing accounts.  In 2007, average interest bearing deposits increased by $5.6 million or 1.5%.  The increase was primarily from an increase in average certificates of deposit and other time deposits as customers sought out higher yielding short-term “special “rates.  While offering some “special” certificate of deposit rates, in 2007 Premier continued to focus on building its base of customer relationships by offering more convenient electronic banking products to its non-interest bearing deposit customers.  Premier did realize a shift in its interest bearing deposits from lower cost interest bearing transaction accounts to certificates of deposit as customers moved their funds to take advantage of the rising interest rates paid on these certificates.  The result was a 51 basis point increase in the average rate paid on interest bearing deposits in 2007.  However, Premier also realized an increase in its average savings deposits in 2007.

The following table provides information on the maturities of time deposits of $100,000 or more at December 31, 2008.

MATURITY OF TIME DEPOSITS $100,000 OR MORE
December 31, 2008
(Dollars in thousands)

Maturing 3 months or less	$12,493
Maturing over 3 months	13,109
Maturing over 6 months	21,739
Maturing over 12 months	23,804
Total	$71,145

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2008

Other funding sources for Premier include short and long-term borrowings. Premier's short-term borrowings primarily consist of securities sold under agreements to repurchase with commercial, public entity and tax exempt organization customers.  These are short-term non-FDIC insured deposit-like products that are secured by the pledging of investment securities in Premier’s investment portfolio or by purchasing insurance through the Federal Home Loan Bank (FHLB).  Also included in short-term borrowings are federal funds purchased from other banks and overnight borrowings from the FHLB or the Federal Reserve Bank (FRB) discount window. These short-term borrowings fluctuate depending on near term funding needs and as part of Premier's management of its asset/liability mix.  In 2008, short-term borrowings averaged $17.3 million, up $4.1 million or 31.3% from the average in 2007.  In 2007, short-term borrowings averaged $13.2 million, up $3.6 million or 37.6% from the average in 2006.  The increase in both years is largely due to an increase in repurchase agreements which were newly offered by two of Premier’s subsidiary banks late in 2006.

Long-term borrowings consist of FHLB borrowings by Premier's banks, other borrowings by the parent holding company and, prior to 2007, debt issued in the form of subordinated debentures to an unconsolidated trust subsidiary.  FHLB advances, on average, declined by 11.9% or $640,000 in 2008, following a 31.4% or $2.5 million decrease in 2007.  The decrease in 2008 is largely due to regularly scheduled principal payments plus additional penalty free prepayments as permitted to be made by the FHLB.  The decrease in 2007 was the result of a first quarter 2007 prepayment of $2.1 million of amortizing FHLB advances in an effort to reduce Premier’s cost of funds rate.  These advances had contractual fixed rates between 5.30% and 5.60%, averaging 5.46%.  In addition to the prepayment in the first quarter of 2007, Premier made all of its scheduled principal payments in 2007 and took advantage of penalty free prepayment opportunities as they became available. Premier uses fixed rate FHLB advances from time-to-time to fund certain residential and commercial loans as well to maximize investment opportunities as part of its interest rate risk management.  At December 31, 2008, FHLB advances totaled $7.6 million which included $3.0 million borrowed on an overnight basis.  The remaining $4.6 million of amortizing FHLB advances had repayment schedules from seventeen to forty-two months with $4.0 million maturing in 2010.

     In 2006, Premier refinanced the remaining $15.7 million of its 9.75% Junior Subordinated Deferrable Interest Debentures ("Subordinated Debentures") that were due in 2027. The refinancing was accomplished using two separate bank borrowings at the parent company and $2.2 million of cash held by the parent in its subsidiary banks.  On January 31, 2006, Premier borrowed $7.0 million from First Guaranty Bank in Hammond, Louisiana under a promissory note bearing interest floating daily at the “Wall Street Journal” prime rate and requiring monthly principal payments of $50,000 until maturity on September 28, 2017.  The note is secured by a pledge of Premier’s 100% interest in Boone County Bank.  The proceeds of this note were used to redeem $7.0 million of the Subordinated Debentures as of January 31, 2006.  On April 30, 2008, Premier refinanced the remaining $2.6 million of this note and borrowed an additional $9.0 million which was used to fund the cash needed to purchase Traders.  The $11.6 million note, dated April 30, 2008, bears interest floating daily at the “Wall Street Journal” prime rate (the “Index”) minus 1.00% and requiring 59 monthly principal payments of $50,000 and one

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2008

final payment of $8.6 million due at maturity on April 30, 2013.  If the Index is between 5.00% and 6.00%, the interest on the note will be 5.00%.  If the Index falls below 5.00%, then the interest on the note will float with the Index.  The note is secured by a pledge of Premier’s 100% interest in Boone County Bank (a wholly owned subsidiary) under Commercial Pledge Agreement dated April 30, 2008.

     On November 10, 2006, Premier borrowed $6.5 million from The Bankers’ Bank of Kentucky, Inc. of Frankfort, Kentucky (“Bankers’ Bank”) under a term note bearing interest floating daily at the “Wall Street Journal” prime rate minus 1.00% and requiring 83 monthly principal and interest payments of $100,000 and a final payment of any balance due at maturity on November 9, 2013. The note is secured by a pledge of Premier’s 100% interest in Citizens Deposit Bank and Trust, Inc. and Premier’s 100% interest in Farmers-Deposit Bank, Eminence, Kentucky.  On December 22, 2008, the Company executed and delivered to Bankers’ Bank a modification agreement whereby the interest rate would not fall below 3.00% or exceed 6.00% for the remaining term of the Note.  The current interest rate on the Term Note is 3.00%.  In 2008 and 2007, Premier made all scheduled principal and interest payments on both notes as well as limited prepayments on the borrowing from First Guaranty Bank.  For more information on other borrowings, see Note 10 to the consolidated financial statements.

PAYMENTS DUE ON CONTRACTUAL OBLIGATIONS
December 31, 2008
(Dollars in thousands)

	Total	Less than one year	1-3 years	3-5 years	More than five years

Federal Home Loan Bank advances	$7,607	$3,178	$4,372	$57	$0
Other borrowed funds	15,560	1,674	3,447	10,439	0
Operating lease obligations	608	157	252	181	18
Data and item processing contracts*	4,587	2,527	2,060	0	0
Total	$28,362	$7,536	$10,131	$10,677	$18

* Data and item processing contractual obligations are estimated using the average billing for the last three months of 2008.

On December 20, 2004, Premier entered into a sixty-three month contract with Fiserv Solutions, Inc. (Fiserv) whereby Fiserv will provide data processing and item processing services to Premier. Conversions by Traders and Citizens First bank to Fiserv systems began in early August, 2008 and were completed by the end of October, 2008. Based upon the average billings of the last three months of 2008 the estimated payments to Fiserv for these services will be approximately $1,845,000 per year beginning in 2009. Actual results may vary depending upon the number and type of accounts actually processed and future customer activity.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2008

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

The earnings simulation model uses assumptions, maturity patterns, and reinvestment rates provided by Premier and forecasts the effect of instantaneous movements in interest rates of both 100 (1.00%) and 200 (2.00%) basis points, but never below zero.  The most recent earnings simulation model projects that net interest income would increase by approximately 1.3% over the projected stable rate net interest income if interest rates rise by 100 basis points over the next year. Conversely, the simulation projects an approximate 1.7% decrease in net interest income if interest rates fall by 100 basis points over the next year. Within the same time frame, but assuming a 200 basis point movement in interest rates, the simulation projects that net interest income would increase by 2.5% over the projected stable rate net interest income in a rising rate scenario and would decrease by 3.8% in a falling rate scenario. Under both the 100 and 200 basis point simulations, the percentage changes in net interest income are within Premier's ALCO guidelines.

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

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2008

The following table presents summary information about the simulation model's interest rate risk measures and results.

	Year-end 2008	Year-end 2007	ALCO Guidelines

Projected 1-year net interest income
-100 bp change vs. base rate	-1.7%	-2.6%	5%
+100 bp change vs. base rate	1.3%	2.5%	5%
Projected 1-year net interest income
-200 bp change vs. base rate	-3.8%	-2.7%	10%
+200 bp change vs. base rate	2.5%	4.7%	10%

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

Premier generated $10.0 million of cash from operations in 2008, which compares to $9.4 million in 2007 and $5.4 million in 2006.  The increase in 2008 was primarily the result of an increase in net income and a higher amount of cash received from the sale of mortgage loans in the secondary market.  The increase in 2007 over 2006 was primarily the result of an increase in net income over 2006, a decrease in negative provisions for loan losses and cash received from the sale of mortgage loans in the secondary market.  Total cash from operations along with proceeds from the sale and maturity of securities and the repayment of loans were used to purchase securities, satisfy deposit withdrawals, fund new loans and reduce outstanding debt during those years. In 2006, $5.9 million of cash was used in investing activities primarily to fund loan growth and in 2007 $5.0 million of cash was used in investing activities, again to fund loan growth but to also increase federal funds sold.  In 2008, $15.0 million of cash was used in investing activities funding loan growth, purchasing participation loans from other banks, and purchasing the Traders and Citizens First subsidiaries.  In addition to the $10.0 million of cash from operations in 2008, Premier generated $4.7 million in additional cash from financing activities, primarily due to new long-term borrowings and increases in short-term borrowings and repurchase agreements with customers.  Some of these funds were used to satisfy deposit withdrawals, pay dividends to shareholders and make principal payments on borrowings.  In addition to the $9.4 million of cash from operations in 2007, Premier generated $1.0 million in additional cash from financing activities, primarily due to the increase in deposits.  The increase in cash from deposits was also used to satisfy the repayment of FHLB advances and other borrowed funds as well as pay dividends to shareholders.  In 2006, Premier generated $1.4 million in additional cash from financing activities, primarily due to increases in deposits and

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2008

repurchase agreements.  Details on the sources and uses of cash can be found in the Consolidated Statements of Cash Flows in the consolidated financial statements.

At December 31, 2008, the parent company had nearly $4.7 million in cash held with its subsidiary banks.  This balance along with cash dividends expected to be received from its subsidiaries is sufficient to cover the operating costs of the parent, service its existing other debt and pay dividends to common shareholders.  During 2008, the parent company generated $6.3 million of cash from operations and borrowed an additional $11.6 million.  The proceeds were used fund the $14.3 million of cash paid to acquire Citizens First Bank and Traders Bankshares, Inc., to make $4.1 million in principal payments on its outstanding debt and pay $2.6 million in dividends to shareholders.  During 2007, the parent company generated $10.3 million of cash from operations and used $5.9 million to make principal payments on its outstanding debt and pay dividends to shareholders.  During 2006, the parent company generated $5.1 million of cash from operations and used $4.9 million to redeem a portion of the Trust Preferred Securities outstanding, make principal payments on its outstanding other debt and pay dividends to shareholders.  Also during 2006, the parent company borrowed $13.5 million which was used to redeem the remainder of the Trust Preferred Securities.  Additional information on parent company cash flows and financial statements is contained in Note 21 to the consolidated financial statements.

Capital Resources

Premier’s consolidated average equity-to-asset ratio increased to 11.94% during 2008, up from 11.74% in 2007 and 10.74% in 2006.  The ratios for all three years are considered adequate for a company of Premier’s size.  The increase in 2008 was largely due to the increase in equity from net income plus a general rise in the market value of investments from a $73,000 net unrealized gain at the end of 2007 to a $1.5 million net unrealized gain at the end of 2008.  Also supporting the average equity-to-assets ratio were the combined acquisitions of Traders and Citizens First.  The equity issued to acquire these two banks amounted to 11.62% of the total assets acquired which approximates Premier’s average equity-to-asset ratio over the past three years.  The increase in 2007 was largely due to the increase in net income, plus a general rise in the market value of investments from an overall unrealized loss at the end of 2006 to an overall unrealized gain at the end of 2007.  The Federal Reserve's risk-based capital guidelines and leverage ratio measure the capital adequacy of banking institutions. The risk-based capital guidelines weight balance sheet assets and off-balance sheet commitments by prescribed factors relative to credit risk, thus eliminating disincentives for holding low risk assets and requiring more capital for holding higher risk assets.  At year-end 2008, Premier’s risk adjusted capital-to-assets ratio was 15.3% compared to 17.3% at December 31, 2007.  Both of these ratios are well above the minimum level of 8.0% prescribed for bank holding companies of Premier’s size.  The leverage ratio is a measure of total tangible equity to total tangible assets, net of any related deferred taxes as permitted.  Premier’s leverage ratio at December 31, 2008 was 8.7% compared to 9.8% at December 31, 2007.  Both of these ratios are above the 4.0% to 5.0% ratios recommended by the Federal Reserve.  The decrease in the 2008 ratios was primarily the result of the acquisitions of Traders and Citizens First.  Their individual bank risk adjusted capital-to-asset ratios and leverage

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2008

ratios were lower than Premier’s prior to the acquisition date.  Furthermore, the goodwill and core deposit intangible assets recorded as part of the purchases, net of any related deferred taxes as permitted, are subtracted from Premier’s total capital to calculate the leverage ratio.  The increase in the 2007 ratios was primarily the result of the net income recorded in 2007, partially offset by dividends paid to shareholders.  The net result was an increase in shareholders’ equity.  Premier's capital ratios are the direct result of management's desire to maintain a strong capital position. Additional information on Premier's capital ratios and the capital ratios of its banks may be found in Note 20 to the consolidated financial statements.

The primary source of funds for dividends paid by Premier is the dividends received from its subsidiary banks. Banking regulations limit the amount of dividends that may be paid without prior approval of the regulatory agencies. Under these regulations, the amount of dividends that may be paid without prior approval in any calendar year is limited to the current year's net profits, as defined, combined with the retained net profits of the preceding two years, subject to regulatory capital requirements and additional restrictions more fully described in Note 20 to the consolidated financial statements. During 2009, Premier's banks could, without prior approval, declare and pay to Premier dividends of approximately $2.4 million plus any 2009 net profits retained through the date of declaration by Ohio River Bank, Boone County Bank, First Central Bank, Traders Bank, Inc. and Citizens Deposit Bank.  In 2007, Farmers Deposit Bank requested and received approval from its primary regulators to pay a $2.5 million dividend in December 2007.  This amount was substantially higher than the bank’s prior two years of reported net income.  As such, Farmers Deposit Bank must continue to request approval for up to two years beyond December 31, 2007 to pay any future dividends to the parent company out of its current earnings.

Additional information on the capital position of Premier is included in the following table.

SELECTED CAPITAL INFORMATION
(Dollars in thousands)
	As of December 31
	2008	2007	Change

Stockholders’ Equity	$89,422	$67,389	$22,033
Disallowed amounts of goodwill and other intangibles	(26,805)	(15,816)	(10,989)
Other comprehensive loss related to pension plan	87	0	87
Unrealized (gain) loss on securities available for sale	(1,634)	(73)	(1,561)
Tier I capital	$61,070	$51,500	$9,570

Tier II capital adjustments
Allowable amount of the allowance for loan losses	5,486	4,038
Total capital	$66,556	$55,538

Total risk-weighted assets	$436,023	$320,581

Ratios
Tier I capital to risk-weighted assets	14.01%	16.06%
Total capital to risk-weighted assets	15.26%	17.32%
Leverage at year-end	8.69%	9.77%

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2008

INCOME STATEMENT ANALYSIS
Net Interest Income

Net interest income, the amount by which interest generated from earning assets exceeds the expense associated with funding those assets, is Premier's most significant component of earnings.  Net interest income on a fully tax-equivalent basis was $26.2 million in 2008, up 16.5% from the $22.5 million earned in 2007 which follows a 4.4% increase in 2007 from 2006.  When net interest income is presented on a fully tax-equivalent basis, interest income from tax-exempt earning assets is increased by the amount equivalent to the federal income taxes which would have been paid if this income were taxable at the statutory federal tax rate of 34% for companies of Premier's size.  The increase in net interest income in 2008 is largely due to the $4.2 million of fully tax-equivalent net interest income from the acquisitions of Traders and Citizens First.  The remaining Premier affiliate banks realized a $513,000 or 2.3% decrease in net interest income in 2008.  This decrease in net interest income in 2008 is largely due to a decrease in interest income from loans and federal funds sold partially offset by an increase in interest income on investments.  The decrease in interest income was significantly offset, however, by decreases in interest expense on deposits, short-term debt and long-term debt.

As shown in the Rate Volume Analysis table below, increases in the volume of earning assets such as loans, investments and federal funds sold primarily due to the acquisitions of Traders and Citizens First increased Premier’s interest income by $6.5 million.  This increase was offset by a $3.5 million decrease in interest income on those earning assets largely due to the decline in yields earned on the loan portfolio and federal fund sold.  Also shown in the table below, interest expense on deposits increased by $1.3 million in 2008 due to a higher volume of NOW and money market deposit accounts plus certificates of deposit.  This increase in volume interest bearing deposits is largely due to deposits from the acquisitions of Traders and Citizens First.  Interest expense in 2008 increased further still due to higher average volumes of short-term borrowings and other borrowings.  The $1.8 million of additional interest expense in 2008 from the increase in the volume of average interest bearing liabilities was more than offset by the $2.5 million decrease in interest expense due to decreases in the rates paid on deposits, short-term borrowings and long-term borrowings.  The combined effect was to increase net interest income by $3,710,000 for the year.

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

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2008

million due to a higher volume of average certificates of deposit.  Also increasing interest expense was the higher average volume of short-term and other borrowings.  This interest expense increase was more than offset, however, by the decrease in average FHLB borrowings and the repayment of the trust preferred securities in late 2006.

RATE VOLUME ANALYSIS OF CHANGES IN NET INTEREST INCOME
(Dollars in thousands on a tax equivalent basis)
	2008 vs 2007			2007 vs 2006
	Increase (decrease) due to change in			Increase (decrease) due to change in
	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest income*:
Loans	$4,643	$(2,208)	$2,435	$494	$786	$1,280
Investment securities	1,763	(37)	1,726	(301)	767	466
Federal funds sold	96	(1,177)	(1,081)	594	20	614
Deposits with banks	25	(42)	(17)	34	(2)	32
Total interest income	$6,527	$(3,464)	$3,063	$821	$1,571	$2,392

Interest expense:
Deposits
NOW and money market	$306	$(950)	$(644)	$(71)	$85	$14
Savings	(16)	13	(3)	4	59	63
Certificates of deposit	977	(673)	304	547	1,412	1,959
Short-term borrowings	238	(308)	(70)	88	(1)	87
Other borrowings	355	(534)	(179)	174	21	195
FHLB borrowings	(40)	(15)	(55)	(168)	62	(106)
Debt	0	0	0	(380)	(380)	(760)
Total interest expense	$1,820	$(2,467)	$(647)	$193	$1,259	$1,452
Net interest income*	$4,707	$(997)	$3,710	$628	$312	$940

(*) Fully taxable equivalent using the rate of 34% Note – Changes to rate/volume are allocated to both rate and volume on a proportional dollar basis

Although net interest income dollars increased in 2008, Premier’s net interest margin decreased as the yield on earning assets decreased more than the decrease in rates paid on interest bearing liabilities.  In 2008, the yield earned on Premier’s loan portfolio decreased 79 basis points to 7.13% while the yield on federal funds sold decreased 310 basis points to 1.97%.  In 2008, the yield earning on the investment portfolio only decreased by 3 basis points to 4.51%.  The net result on all earnings assets was to decrease the yield 76 basis points to 6.11% in 2008, down from the 6.87% earned in 2007 and the 6.53% earned in 2006.  Similarly, in 2008 Premier decreased the average rate paid on its deposits by 61 basis points as market deposit rates fell during the year.  The average rate paid on certificates of deposit decreased the most at 79 basis points, while interest bearing transaction accounts decreased on average by 66 basis points and savings accounts decreased by 15 basis points.  Just as deposit rates fell during 2008, the rates Premier paid on its short- and long-term borrowings also fell.  Premier was able to lower the rates paid on its short-term borrowings, primarily customer based repurchase agreements, by

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2008

98 basis points to 1.45%.  Due to declines in the “prime” lending rate during 2008, the rate Premier paid on its long-term borrowings from other banks decreased 299 basis points to 4.66%.  The overall result of decreasing rates paid on deposits and rate decreases on short- and long-term borrowings was to decrease the overall cost of funds by 70 basis points to 2.39%, down from 3.09% in 2007, and 2.73% in 2006.  As a result, Premier’s net interest spread decreased by 6 basis points.  However, due the larger volume of Premier’s interest earning assets when compared to its volume of interest bearing liabilities, the net interest margin decreased by 21 basis points to 4.21% in 2008, down from 4.42% in 2007, and 4.32% in 2006.

In contrast to 2008, as net interest income dollars increased in 2007, Premier’s net interest margin also increased.  In 2007, the yield earned on investment securities increased 63 basis points to 4.54% while the average yield on the loan portfolio increased 23 basis points to 7.92%.  The yield on federal funds sold increased 8 basis points to 5.07%.  The net result on all earning assets was to increase the yield 34 basis points to 6.87% in 2007, up from the 6.53% earned in 2006 and the 5.90% earned in 2005.  Similarly, in 2007 Premier increased the average rate paid on its deposits by 51 basis points to remain competitive with local and national markets.  The average rate paid on certificates of deposit increased the most at 71 basis points, while interest bearing transaction accounts increased on average by only 12 basis points in 2007 and savings accounts by increased 11 basis points.  While the rates paid on Premier’s short-term borrowings remained virtually unchanged at 2.43%, the rates paid on other borrowings increased by 26 basis points to 7.65% and the rates paid on FHLB advances increased by 67 basis points to 6.47%.  The rates paid on other borrowings increased as Premier refinanced its subordinated debt with floating prime rate and below prime rate loans in 2006 resulting in significant interest expense savings.  The rates paid on FHLB advances increased as a result of the prepayment of certain amortizing advances at one affiliate bank while leaving higher rate fixed maturity advances at another bank.  The overall result of increasing rates paid on deposits and rate decreases resulting from debt refinancing was to increase the overall cost of funds by 36 basis points to 3.09%, up from 2.73% in 2006 and 2.30% in 2005.  As a result, Premier’s net interest spread decreased by 2 basis points, but the net interest margin increased by 10 basis points to 4.42% in 2007, up from 4.32% in 2006. Further discussion of interest income is included in the section of this report entitled "Balance Sheet Analysis."

Non-interest Income and Expense

Non-interest income has been and will continue to be an important factor for improving profitability. Recognizing this importance, management continues to evaluate areas where non-interest income can be enhanced.  As shown in the table of Non-interest Income and Expense below, total fees and other income increased by $575,000 or 12.4% in 2008.  The increase in 2008 was largely due to increases service charges on deposit accounts, electronic banking income and other income resulting from the acquisitions of Traders and Citizens First.  In 2008, service charges on deposit accounts increased by $511,000 or 18.7% to $3,249,000.  Approximately $427,000 of this increase was the result of adding the operations of Traders and Citizens First.  The remaining $84,000 or 3.1% increase was largely due to incremental increase in fee rates and growth in the number of deposit customers.  Electronic banking income, which consists of debit

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2008

and credit card transaction fees, ATM fees and internet banking fees, increased $216,000 or 35.5% to $824,000 in 2008.  Approximately $99,000 of this increase was the result of adding the operations of Traders and Citizens First.  The remaining $117,000 or 19.2% increase was largely due to Premier’s conversion to a more modern banking software system in 2005.  This banking software system has allowed Premier to offer more electronic banking services and made it easier for customers to conduct their banking electronically.  In 2008, secondary market mortgage income (commissions and fees earned from originating and selling mortgage loans to third parties in the secondary market) decreased by $192,000 or 29.5% to $458,000.  Traders and Citizens First had virtually no revenue of this type in 2008.  The decrease in secondary market mortgage income in 2008 is primarily due to a significant decrease in the appetite of secondary market mortgage loan purchasers as brokers have either tightened their credit standards or have ceased buying new mortgages in an effort to avoid further exposure to sub-prime lending.  Premier concentrates its efforts on selling high quality mortgage loans and routinely searches for new buyers for these loans; however, the volume of future sales may depend on factors beyond the control of the Company.  Other non-interest income increased by $40,000, or 6.4%, in 2008.  Included in this increase is $142,000 of other non-interest income from the operations of Traders and Citizens First.  The remaining $102,000 decrease is largely due to $212,000 of life insurance benefits on the death of a former officer of a subsidiary that was recognized in the prior year.  Excluding this benefit, other non-interest income increased $110,000 in 2008, which includes $150,000 of income received for extending Premier’s ATM processing contract.

     In 2007, total fees and other income increased by $458,000 or 11.0%.  The increase in 2007 was largely due to increases in secondary market mortgage income and electronic banking income.  In 2007, secondary market mortgage income (commissions and fees earned for originating and selling mortgage loans to third parties in the secondary market) increased by $347,000 or 114.5% to $650,000.  In 2005, Premier changed its approach to secondary market mortgage originations in an effort to expedite the loan approval process.  The increased income in 2007 reflects an expansion of the program to all of Premier’s affiliate banks which generated a greater number of customers taking advantage of this process.  Electronic banking income, increased $110,000 or 22.1% to $608,000 in 2007, largely due to the modernization of the ways Premier’s customers can access their deposit accounts.  Service charges on deposit accounts decreased in 2007 by $66,000 or 2.4% to $2,738,000.  A new required disclosure of year-to-date NSF charges on customers’ deposit account statements is believed to be resulting in lower overdraft activity by customers.  Other non-interest income increased by $67,000, or 12.0%, in 2007.  In 2007, other non-interest income includes $212,000 of life insurance benefits on the death of a former officer of a subsidiary.  Excluding this benefit, other non-interest income decreased $145,000 in 2007 as Premier discontinued offering trust services in 2006, realized fewer loan extension and late fees in 2007, ceased recording an increase in the cash surrender value of the officer’s life insurance policy in 2007 and recorded lower other miscellaneous income in 2007.

In 2008, Premier realized $93,000 in gains on the sale of investment securities.  In 2007 and 2006, Premier did not execute any sales of investment securities.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2008

The following table is a summary of non-interest income and expense for each of the years in the three-year period ending December 31, 2008.

NON-INTEREST INCOME AND EXPENSE
(Dollars in thousands)
				Increase (Decrease) Over Prior Year
				2008		2007
	2008	2007	2006	Amount	Percent	Amount	Percent
Non-interest income:
Service charges on deposit accounts	$3,249	$2,738	$2,804	$511	18.66	$(66)	(2.35)
Electronic banking income	824	608	498	216	35.53	110	22.09
Secondary market mortgage income	458	650	303	(192)	(29.54)	347	114.52
Other	667	627	560	40	6.38	67	11.96
Total fees and other income	$5,198	$4,623	$4,165	575	12.44	458	11.00
Investment securities gains	93	0	0	93		0
Total non-interest income	$5,291	$4,623	$4,165	$668	14.45	$458	11.00

Non-interest expense:
Salaries and wages	$8,389	$7,211	$7,540	$1,178	16.34	$(329)	(4.36)
Employee benefits	1,840	1,560	1,590	280	17.95	(30)	(1.89)
Total staff costs	10,229	8,771	9,130	1,458	16.62	(359)	(3.93)
Occupancy and equipment	2,546	1,947	1,907	599	30.77	40	2.10
Outside data processing	2,587	2,132	2,036	455	21.34	96	4.72
Professional fees	840	461	496	379	82.21	(35)	(7.06)
Taxes, other than payroll, property and income	603	580	598	23	3.97	(18)	(3.01)
Amortization of intangibles	204	0	0	204	100.00	41	45.05
OREO (gains) losses and expenses, net	59	(50)	(91)	109	(218.00)	41	45.05
Supplies	406	315	333	91	28.89	(18)	(5.41)
Accelerated amortization of subordinated debt issuance costs	0	0	548	0	0.00	(548)	(100.00)
Other expenses	2,420	2,252	1,980	168	7.46	156	7.58
Total non-interest expenses	$19,894	$16,408	$16,937	$3,486	21.25	$(529)	(3.12)

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2008

Just as management continues to evaluate areas where non-interest income can be enhanced, it strives to find ways to improve the efficiency of its operations and utilize the economies of scale of the consolidated entity to reduce its operating costs.  Premier’s 2008 net overhead ratio, or non-interest expense less non-interest income excluding securities transactions and other similar non-operating transactions to average earnings assets was 2.39%, only a slight increase from the 2.36% realized in 2007 and a decrease from the 2.56% ratio realized in 2006.  The actual dollars of net overhead increased by 23.7% or $2,849,000 in 2008, however, average earning assets increased by a similar 22.3% in 2008.  Both of these increases were largely the result of the acquisitions of Traders and Citizens First.  In fact, the net overhead of Traders and Citizens First comprise all but $57,000 or 0.5% of Premier’s increase in net overhead expense in 2008.  The 2008 net overhead ratio and actual dollars of net overhead expense excludes the $93,000 of gains on the sales of securities and the $150,000 of income received for extending Premier’s ATM processing contract.  The 2007 net overhead ratio and actual dollars of net overhead expense excludes the $212,000 of life insurance benefits as a non-operating income transaction.  For the year 2008, net overhead was $14.8 million, an increase from the $12.0 million of net overhead in 2007.  In 2007, the net overhead ratio, decreased by 20 basis points as the actual dollars of net overhead expense decreased by 6.1% or $775,000 from the $12.8 million of net overhead in 2006.

Total non-interest expense in 2008 increased by $3,486,000, or 21.2% from 2007 largely due to the increase in all categories of costs from adding the operations of Traders and Citizens First.  The 2008 operations of Traders and Citizens First added $3,463,000 of total non-interest expenses leaving only a $23,000 or 0.1% increase resulting from Premier’s other operations.  Total non-interest expense in 2007 decreased by $529,000, or 3.1% from 2006 as decreases in staff costs, professional fees, and accelerated trust preferred issuance cost amortization were only partially offset by higher occupancy and equipment costs, data processing fees, and other expenses plus the absence of bad check loss recoveries and lower net gains on the disposition of OREO.

Staff costs increased by $1,458,000 or 16.6% in 2008 versus 2007 as $1,407,000 of the increase was due to the operations of Traders and Citizens First.  The remaining $51,000 or 0.6% increase was largely the result of increased employer payroll taxes and normal salary and wage increases partially offset by decreases related to staff turnover and greater deferred loan originations costs related to FAS 91.  Staff costs decreased by $359,000 or 3.9% in 2007 versus 2006 as normal salary and wage increases were more than offset by an increase in deferred loan origination costs related to FAS 91.

Occupancy and equipment expenses increased by $529,000 or 26.2% in 2008.  The operations of Traders and Citizens First added approximately $629,000 of occupancy and equipment expenses in 2008 leaving a $100,000 or 5.0% decrease in these expenses from Premier’s other operations.  The $100,000 decrease in 2008 is largely due to the $70,000 2007 writedown of branch property that was scheduled to be closed at the end of January 2008.  The decision to close the branch was made in 2007, and in accordance with FAS 144, the branch property was written down to its estimated realizable value.  Furthermore, occupancy and

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2008

equipment expenses were less in 2008 due to lower real estate taxes, building repairs, equipment maintenance and equipment depreciation partially offset by increase in utility costs, and other building cleaning and maintenance costs.  In 2007, occupancy and equipment expenses increased by $40,000 or 2.1%, largely due to the $70,000 writedown of branch property.  Excluding this writedown, occupancy and equipment expenses decreased by $30,000 in 2007, largely due to decreases in equipment depreciation.

Outside data processing expense increased by $455,000 or 21.3% in 2008.  The operations of Traders and Citizens First added approximately $294,000 of outside data processing expenses in 2008 leaving a $161,000 or 7.6% increase in these expenses from Premier’s other operations.  The $161,000 increase in 2008 is largely due to increases in item processing charges due to Premier’s conversion to exchange electronic images instead of processing paper checks to settle customer deposit account activity plus higher communication costs and contractual inflationary fee adjustments for data processing and internet banking expenses.  In 2007, outside data processing expense increased by $96,000 or 4.7%, largely due to increases in ATM processing costs, internet banking charges and contractual inflationary fee adjustments, partially offset by a decrease in customer overdraft privilege program costs. Outside data processing expense increased by $531,000 or 35.3% in 2006, as 2006 represents the first full year of expense since Premier converted to an outsourced provider in early-to-mid 2005.

Professional fees increased by $379,000 or 82.2% in 2008. The operations of Traders and Citizens First added approximately $81,000 of professional fees in 2008 leaving a $298,000 or 64.6% increase in these expenses from Premier’s other operations.  The $298,000 increase in 2008 is largely due to additional legal and other professional fees incurred during the early part of the year to help in the completion of the acquisitions Traders and Citizens First and also due to fees associated with hiring outside internal auditors in the fourth quarter to help complete the Company’s internal audit schedule.  In 2007, professional fees decreased by $35,000 or 7.1%, largely due to lower internal and external audit costs and lower consulting fees.  Professional fees decreased by $58,000 or 10.5% in 2006 largely due to lower internal audit costs, tax preparation fees and consulting expenses.

Taxes not on income increased by $23,000, or 4.0% in 2008.  The operations of Traders and Citizens First added approximately $83,000 of taxes not on income in 2008 leaving a $60,000 or 10.3% decrease in these expenses from Premier’s other operations.  The $60,000 decrease in 2008 is largely due to decreases in the tax rate on equity based franchised taxes.  In 2007, taxes not on income decreased by $18,000, or 3.0%.  The decrease in 2007 is largely due to a decrease in the amount of expense related to equity based franchise taxes.

OREO gains, losses and expenses resulted in net expenses of $59,000 in 2008 versus $50,000 of net gains in 2007, a $109,000 increase in non-interest expense.  OREO expense represents the costs to operate, maintain and liquidate Other Real Estate acquired through foreclosure in satisfaction of unpaid loans.  The operations of Traders and Citizens First added approximately $13,000 of OREO expenses in 2008 leaving a $96,000 increase in these expenses

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2008

from Premier’s other operations.  The $96,000 increase in 2008 is largely due to $20,000 of net gains realized on the disposition or OREO in 2007 compared to $21,000 of net losses in 2008 as well as $30,000 of expense recoveries in 2007 that were not repeated in 2008.  In 2007, as Premier sold most of its remaining inventory of OREO properties, it realized $20,000 of net gains on their disposition as well as $30,000 of expense recoveries.  OREO gains, losses and expenses resulted in net gains of $91,000 in 2006. In 2006, Premier sold a substantial portion of its inventory of OREO properties, realizing $105,000 of net gains on their disposition as well as a reduction in the expenses needed to maintain the properties.  A majority of the gains on the disposition of OREO in 2007 and 2006 were on properties from which no previous writedowns had occurred.

Accelerated Trust Preferred issuance costs were recognized in 2006.  At the time of issuance, the costs to originate the Trust Preferred Securities were capitalized. The costs were being amortized over the 30 year life of the securities which were scheduled to mature in 2027 and were recorded as an adjustment to interest expense. In March 2003, Premier began redeeming its Trust Preferred Securities in accordance with the terms of the instrument. At time of redemption an amount of the remaining unamortized issuance costs proportional to the size of the redemption was expensed to non-interest expense. In 2006, as a result of the $7.0 million early redemption on January 31, 2006 and the final $8.25 million redeemed on November 10, 2006, Premier expensed the final $548,000 of the issuance costs.

Other expenses totaled $2.4 million in 2008, a $168,000, or 7.5% increase from the $2.2 million recorded in 2007.  The operations of Traders and Citizens First added approximately $661,000 of other expenses in 2008 leaving a $493,000, or 21.9% decrease in these expenses from Premier’s other operations.  The $493,000 decrease in 2008 is primarily the result of a $439,000 reduction in collection expenses due to a $285,000 restitution payment made to Farmers Deposit Bank by the bank’s former president who plead guilty to bank fraud and to $32,000 of net reimbursements from settlements with customers compared to $120,000 of collection expenses in 2007.  Other expense savings include a $74,000 reduction in courier costs in 2008 due to Premier’s conversion to exchange electronic images instead of transporting and processing paper checks to settle customer deposit account activity, as well as reductions in advertising expenditures, postage, correspondent bank charges and insurance costs.  These expense reductions were partially offset by increases in regulatory expenses such as FDIC insurance and state examination costs, shareholder expenses such as NASDAQ expenses and stock transfer fees, losses due to forged checks and fictitious electronic payment transactions, as well as increases in bank director fees and employee travel costs.   Other expenses totaled $2.2 million in 2007, a $156,000, or 7.6% increase from the $2.1 million recorded in 2006.  The increase in 2007 is largely due to significantly higher regulatory expenses, such as FDIC insurance and state examination costs, higher postage costs, travel expenses, employee development and secondary market mortgage underwriting expenses.  These increases were partially offset by lower stationery and supplies costs, advertising expenditures, correspondent bank charges and insurance expense.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2008

Because the FDIC’s deposit insurance fund fell below prescribed levels in 2008, the FDIC has announced increased premiums for all insured depository institutions, including Premier’s subsidiary banks, in order to begin recapitalizing the fund.  In addition, the FDIC has proposed an additional 20 basis point emergency assessment on insured depository institutions to be paid on September 30, 2009, which could be decreased by the FDIC in certain events occur prior to the assessment date.  These changes (and proposed changed if enacted) will result in potentially significant increases in deposit insurance expense for Premier in 2009.

Amortization of intangibles began in 2008 as a result of the core deposit intangible asset from the acquisitions of Traders and Citizens First.

An analysis of the allowance for loan losses and related provision for loan losses is included in the Loan Portfolio section of the Balance Sheet Analysis of this report.

Applicable Income Taxes

Premier recognized $3.7 million of income tax expense in 2008.  This amount compares to $3.5 million of income tax expense recorded in 2007 and $3.3 million of income tax expense recorded in 2006.  Premier’s effective tax rate was 33.2% in 2008, up slightly from the 32.8% in 2007 but down from the 33.6% in 2006.  Premier’s effective tax rate in 2007 decreased primarily as a results of death benefits received from a former officer’s life insurance policy which were not subject to income tax.  Premier realizes the tax saving benefits of holding tax-exempt investments and other tax savings instruments as well as making tax-exempt loans.  These activities help to reduce Premier’s tax rate from the 34.0% statutory rate.  Additional information regarding income taxes is contained in Note 11 to the consolidated financial statements.

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

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2008

SUMMARY RESULTS OF OPERATIONS
FOURTH QUARTER 2008

Net income for the three months ended December 31, 2008 totaled $1,902,000, a $166,000 or 9.6% increase from the $1,736,000 of net income reported for the fourth quarter of 2007.  On a per share basis, Premier’s net income for the fourth quarter of 2008 was 30 cents per share, compared to 33 cents per share for the same quarter last year.  The decrease in earnings per share is due to the additional shares of common stock issued to acquire Traders and Citizens First.

Net interest income totaled $6,815,000 for the fourth quarter of 2008, an increase of $1,171,000 or 20.7% from the net interest income earned in the same quarter of 2007.  Approximately $1,497,000 of net interest income was earned by Traders and Citizens First in the fourth quarter of 2008.  The remaining $326,000 decrease in net interest income when compared to the same quarter of 2007 is the result of lower interest on loans and federal funds sold primarily due to lower yields earned on those assets and a lower outstanding balance of federal funds sold.  This $1,109,000 decrease in interest income was partially offset by a $783,000 decrease in interest expense primarily due to lower rates paid on deposits and short-term borrowings. During the fourth quarter of 2008, Premier recorded a $106,000 provision for loan losses compared to a $25,000 provision for loan losses in the fourth quarter of 2007.  The increase in provision expense was the result of a higher estimation of the credit risk in the loan portfolio.

Non-interest income, excluding securities transactions, totaled $1,289,000 in the fourth quarter of 2008, an increase of $127,000 or 10.9% from the $1,162,000 reported in the fourth quarter of 2008.  Approximately $232,000 of non-interest income was generated by the operations of Traders and Citizens First in the fourth quarter of 2008.  The remaining $105,000 decrease in non-interest income when compared to the same quarter of 2007 is the primarily the result of lower secondary market mortgage income partially offset by higher electronic banking income.  Non-interest expense totaled $5,187,000 in the fourth quarter of 2008, a $1,011,000 or 24.2% increase from the $4,176,000 reported for the fourth quarter of 2007.  The operations of Traders and Citizens First generated approximately $1,280,000 of non-interest expenses in the fourth quarter of 2008.  The remaining $269,000 decrease in non-interest expense when compared to the same quarter of 2007 is primarily due to the $285,000 restitution payment made to Farmers Deposit Bank by the bank’s former president who plead guilty to bank fraud.  Other decreases in non-interest expenses include lower taxes not on income, supplies, postage, courier costs, travel expenditure, correspondent bank fees, collection costs and OREO expenses.  These savings were offset by increases in staff costs, professional fees, director fees, and shareholder expenses.  Additional quarterly financial data is provided in Note 22 to the consolidated financial statements.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2008

ADOPTION OF NEW ACCOUNTING STANDARDS

Recently Issued Accounting Standards Not Yet Adopted

In December 2007, the FASB issued FAS No. 141 (revised 2007), Business Combinations (“FAS 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination.  FAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008.  Earlier adoption is prohibited.  There was no impact to the Company upon adoption of this standard, but the accounting for future business combinations will be different from prior practice.  See Note 24 to the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51”  (“SFAS No. 160”), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. FAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008.  Earlier adoption is prohibited and the Corporation does not expect the adoption of FAS No. 160 to have a significant impact on its results of operations or financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133”. FAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 for derivative instruments and hedging activities. FAS No. 161 requires qualitative disclosure about objectives and strategies for using derivative and hedging instruments, quantitative disclosures about fair value amounts of the instruments and gains and losses on such instruments, as well as disclosures about credit-risk features in derivative agreements. FAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The adoption of this standard is not expected to have a material effect on the Corporation’s results of operations or financial position

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2008

Item 8.  Financial Statements and Supplementary Data

The Company's Financial Statements and related Independent Auditors' Report are presented in the following pages. The financial statements filed in this Item 8 are as follows:

Report of Independent Registered Public Accounting Firm

Financial Statements:
Consolidated Balance Sheets - December 31, 2008 and 2007
Consolidated Statements of Income - Years Ended December 31, 2008, 2007, and 2006
Consolidated Statements of Comprehensive Income - Years Ended December 31, 2008, 2007, and 2006
Consolidated Statements of Changes in Stockholders' Equity – Years ended December 31, 2008, 2007, and 2006
Consolidated Statements of Cash Flows - Years ended December 31, 2008, 2007, and 2006
Notes to Consolidated Financial Statements

PREMIER FINANCIAL BANCORP, INC.

CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007, and 2006

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Premier Financial Bancorp, Inc.
Huntington, West Virginia

We have audited the accompanying consolidated balance sheets of Premier Financial Bancorp, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2008.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Premier Financial Bancorp, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

Crowe Horwath LLP

Columbus, Ohio
March 25, 2009

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2008 and 2007
(Dollars in Thousands, Except Per Share Data)

	2008	2007
ASSETS
Cash and due from banks	$22,148	$22,365
Federal funds sold	15,899	32,035
Securities available for sale	175,741	124,242
Loans held for sale	1,193	1,891
Loans	467,111	346,570
Allowance for loan losses	(8,544)	(6,497)
Net loans	458,567	340,073
Federal Home Loan Bank and Federal Reserve Bank stock	3,931	3,314
Premises and equipment, net	11,367	6,200
Real estate and other property acquired through foreclosure	1,056	174
Interest receivable	3,720	2,768
Goodwill	28,543	15,816
Other intangible assets	1,431	-
Other assets	869	377
Total assets	$724,465	$549,255

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Non-interest bearing	$101,588	$75,271
Time deposits, $100,000 and over	71,145	55,345
Other interest bearing	416,449	318,417
Total deposits	589,182	449,033
Federal funds purchased	-	392
Securities sold under agreements to repurchase	18,351	12,477
Federal Home Loan Bank advances	7,607	4,843
Other borrowed funds	15,560	8,412
Interest payable	1,054	1,064
Other liabilities	3,289	5,645
Total liabilities	635,043	481,866
Commitments and contingent liabilities	-	-

Stockholders' equity
Preferred stock, no par value; 1,000,000 shares authorized;
none issued or outstanding	-	-
Common stock, no par value; 10,000,000 shares authorized;
6,392,772 in 2008 and 5,237,899 in 2007 shares issued and outstanding	2,264	1,109
Additional paid-in capital	58,265	43,763
Retained earnings	27,346	22,444
Accumulated other comprehensive income	1,547	73
Total stockholders' equity	89,422	67,389
Total liabilities and stockholders' equity	$724,465	$549,255

See accompanying notes.

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31
(In Thousands, Except Per Share Data)

	2008	2007	2006
Interest income
Loans, including fees	$29,692	$27,201	$25,926
Investment securities
Taxable	7,148	5,509	5,148
Tax-exempt	211	157	88
Federal funds sold	748	1,829	1,215
Other interest income	45	56	23
Total interest income	37,844	34,752	32,400

Interest expense
Deposits	10,676	11,019	8,984
Repurchase agreements and other	251	321	234
FHLB advances and other borrowings	882	1,116	1,027
Debentures	-	-	760
Total interest expense	11,809	12,456	11,005

Net interest income	26,035	22,296	21,395
Provision for loan losses	147	(78)	(1,161)
Net interest income after provision for loan losses	25,888	22,374	22,556

Non-interest income
Service charges	3,249	2,738	2,804
Electronic banking income	824	608	498
Secondary market mortgage income	458	650	303
Securities gains	93	-	-
Other	667	627	560
	5,291	4,623	4,165
Non-interest expenses
Salaries and employee benefits	10,229	8,771	9,130
Occupancy and equipment expenses	2,546	2,017	1,907
Outside data processing	2,587	2,132	2,036
Professional fees	840	461	496
Taxes, other than payroll, property and income	603	580	598
Write-downs, expenses, sales of other real estate owned, net of gains	59	(50)	(91)
Supplies	406	315	333
Other expenses	2,624	2,182	2,528
	19,894	16,408	16,937
Income before income taxes	11,285	10,589	9,784
Provision for income taxes	3,749	3,470	3,283

Net income	$7,536	$7,119	$6,501
Weighted average shares outstanding:
Basic	6,011	5,237	5,236
Diluted	6,019	5,263	5,264
Earnings per share:
Basic	$1.25	$1.36	$1.24
Diluted	1.25	1.35	1.24

See accompanying notes.

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31
(In Thousands, Except Per Share Data)

	2008	2007	2006

Net income	$7,536	$7,119	$6,501

Other comprehensive income:
Unrealized gains on securities arising during the period	2,457	1,853	861
Reclassification of realized amount	(93)	-	-
Net change in unrealized gain on securities	2,364	1,853	861
Change in funded status of pension plan	(132)	-	-
Less tax impact	758	630	293
Other comprehensive income:	1,474	1,223	568

Comprehensive income	$9,010	$8,342	$7,069

See accompanying notes.

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2008, 2007 and 2006
(In Thousands, Except Per Share Data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, January 1, 2006	$1,105	$43,458	$11,442	$(1,718)	$54,287
Net income	-	-	6,501	-	6,501
Other comprehensive income	-	-	-	568	568
Cash dividends paid ($0.10 per share)	-	-	(523)	-	(523)
Stock options exercised, 3,002 shares	3	24	-	-	27
Stock based compensation expense	-	142	-	-	142
Balances, December 31, 2006	1,108	43,624	17,420	(1,150)	61,002
Net income	-	-	7,119	-	7,119
Other comprehensive income	-	-	-	1,223	1,223
Cash dividends paid ($0.40 per share)	-	-	(2,095)	-	(2,095)
Stock options exercised, 1,000 shares	1	9	-	-	10
Stock based compensation expense	-	130	-	-	130
Balances, December 31, 2007	1,109	43,763	22,444	73	67,389
Net income	-	-	7,536	-	7,536
Other comprehensive income	-	-	-	1,474	1,474
Cash dividends paid ($0.43 per share)	-	-	(2,634)	-	(2,634)
Stock issued to acquire subsidiaries	1,155	14,382	-	-	15,537
Stock based compensation expense	-	120	-	-	120
Balances, December 31, 2008	$2,264	$58,265	$27,346	$1,547	$89,422

See accompanying notes.

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31
(In Thousands, Except Per Share Data)

	2008	2007	2006
Cash flows from operating activities
Net income	$7,536	$7,119	$6,501
Adjustments to reconcile net income to net cash from operating activities
Depreciation and impairment of real estate	1,001	833	868
Provision for loan losses	147	(78)	(1,161)
Amortization (accretion), net	290	(40)	187
FHLB stock dividends	(102)	-	(145)
Writedowns (gains) on other real estate owned, net	21	(20)	(105)
Stock compensation expense	120	130	142
Loans originated for sale	(23,066)	(27,461)	(14,616)
Secondary market loans sold	24,222	28,198	13,809
Secondary market income	(458)	(650)	(303)
Gain on the sale of securities available for sale	(93)	-	-
Changes in :
Interest receivable	6	53	(160)
Deferred income taxes	1,002	648	1,071
Other assets	(142)	558	288
Interest payable	(395)	3	337
Other liabilities	(69)	68	(1,347)
Net cash from operating activities	10,020	9,361	5,366

Cash flows from investing activities
Purchases of securities available for sale	(90,616)	(41,078)	(23,248)
Proceeds from sales of securities available for sale	2,088	25	-
Proceeds from maturities and calls of securities available for sale	80,314	43,571	39,974
Purchase of FHLB stock, net of redemptions	(130)	(49)	(60)
Purchases of subsidiaries, net of cash received	(8,717)	-	-
Net change in federal funds sold	26,978	(4,452)	(8,771)
Net change in loans	(12,002)	(4,361)	(20,284)
Purchases of loan participations from other banks	(15,595)	(4,825)	(1,605)
Payments on loan participations with other banks	3,601	6,045	6,067
Purchases of premises and equipment, net	(1,221)	(500)	(361)
Proceeds from sale of other real estate acquired through foreclosure	326	623	2,417
Net cash from investing activities	(14,974)	(5,001)	(5,871)

(continued)

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years Ended December 31
(In Thousands, Except Per Share Data)

	2008	2007	2006
Cash flows from financing activities
Net change in deposits	(8,351)	10,083	3,107
Net change in short-term Federal Home Loan Bank advances	3,000	-	-
Net change in federal funds purchased	(392)	(584)	976
Net change in agreements to repurchase securities	5,874	(78)	3,238
Repayment of Federal Home Loan Bank advances	(236)	(2,442)	(1,049)
Early redemption of debentures, net	-	-	(15,250)
Repayment of other borrowed funds	(4,074)	(3,863)	(2,627)
Proceeds from other borrowings	11,550	-	13,500
Cash dividends paid	(2,634)	(2,095)	(523)
Proceeds from stock option exercises	-	10	27
Net cash from financing activities	4,737	1,031	1,399

Net change in cash and cash equivalents	(217)	5,391	894

Cash and cash equivalents at beginning of year	22,365	16,974	16,080

Cash and cash equivalents at end of year	$22,148	$22,365	$16,974

Supplemental disclosures of cash flow information:
Cash paid during year for -
Interest	$12,204	$12,453	$10,667
Income taxes paid	3,082	3,066	2,285

Non-cash transactions
Loans transferred to real estate acquired through foreclosure	$679	$282	$672
Purchases of securities available for sale not yet settled	-	3,500	-
Fixed assets transferred to other real estate owned	-	-	141
Subsidiaries acquired:
Fair value of assets acquired from Citizens First Bank, Inc.	$68,048
Common stock issued to acquire Citizens First Bank, Inc.	6,400
Cash paid for capital stock of Citizens First Bank, Inc.	5,300
Liabilities assumed of Citizens First Bank, Inc.	$56,348

Fair value of assets acquired from Traders Bankshares, Inc.	$112,488
Common stock issued to acquire Traders Bankshares, Inc.	9,138
Cash paid for capital stock of Traders Bankshares, Inc.	9,002
Liabilities assumed of Traders Bankshares, Inc.	$94,348

See accompanying notes.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007, and 2006
(Dollars in Thousands, Except Per Share Data)

NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of Premier Financial Bancorp, Inc. (the Company) and its wholly-owned subsidiaries:

			Unaudited
			December 31, 2008
Subsidiary	Location	Year Acquired	Total Assets	Net Income
Citizens Deposit Bank & Trust	Vanceburg, Kentucky	1991	$125,236	$1,968
Farmers Deposit Bank	Eminence, Kentucky	1996	66,225	1,173
Ohio River Bank	Ironton, Ohio	1998	91,186	1,218
First Central Bank, Inc.	Philippi, West Virginia	1998	114,524	1,244
Boone County Bank, Inc.	Madison, West Virginia	1998	158,123	2,201
Traders Bank, Inc.	Ravenswood, West Virginia	2008	170,209	891
Mt. Vernon Financial Holdings, Inc.	Huntington, West Virginia	1999	378	193
Parent and Intercompany Eliminations			(1,416)	(1,352)
Consolidated total			$724,465	$7,536

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
December 31, 2008, 2007, and 2006
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
December 31, 2008, 2007, and 2006
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
December 31, 2008, 2007, and 2006
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

Goodwill and Other Intangible Assets:  Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets.   Goodwill is assessed at least annually for impairment and any such impairment will be recognized in the period identified.  Impairment is evaluated using the aggregate of all banking operations.  To evaluate impairment, management uses pricing valuation factors such as price-to-total assets and price-to-total deposits from databases of actual peer group bank sales.  These valuation factors are applied to the comparable factors of the Company’s aggregate banking operations to arrive at estimated fair value.

Other intangible assets consist of core deposit intangible assets arising from the whole bank acquisitions.  They are initially measured at fair value and then are amortized on an accelerated method over their estimated useful lives of approximately 8 years.

Stock Based Compensation:  Compensation cost is recognized for stock options granted to employees based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options.  Compensation cost is recognized on a straight-line basis over the required service period, generally defined as the vesting period.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007, and 2006
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

The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), as of January 1, 2007. A tax position is recognized as a benefit only if it is more likely than not that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the "more likely than not" test, no tax benefit is recorded. The adoption had no effect on the Company's financial statements.

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
December 31, 2008, 2007, and 2006
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
December 31, 2008, 2007, and 2006
(Dollars in Thousands, Except Per Share Data)

NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Adoption of New Accounting Standards:  In September 2006, the FASB issued Statement No. 157, Fair Value Measurements.  This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset.  The standard was effective for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157.  This FSP delayed the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  In October 2008, the FASB issued Staff Position (FSP) 157-3, Determining the Fair Value of a Financial Asset when the Market for That Asset Is Not Active.  This FSP clarifies the application of FAS 157 in a market that is not active.  The impact of adoption was not material.

In February 2007, the FASB issued Statement No. 159 – The Fair Value Option for Financial Assets and Financial Liabilities.  The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  The new standard was effective for the Company on January 1, 2008.  The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008.

On November 5, 2007, the SEC issued Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value through Earnings (“SAB 109”). Previously, SAB 105, Application of Accounting Principles to Loan Commitments, stated that in measuring the fair value of a derivative loan commitment, a company should not incorporate the expected net future cash flows related to the associated servicing of the loan. SAB 109 supersedes SAB 105 and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in measuring fair value for all written loan commitments that are accounted for at fair value through earnings.  SAB 105 also indicated that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment, and SAB 109 retains that view.  SAB 109 was effective for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007.  The impact of adoption was not material.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007, and 2006
(Dollars in Thousands, Except Per Share Data)

NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In December 2007, the SEC issued Staff Accounting Bulleting (SAB) No. 110, which expresses the views of the SEC regarding the use of a “simplified” method, as discussed in SAB No. 107, in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123(R), Share-Based Payment.  The SEC concluded that a company could, under certain circumstances, continue to use the simplified method for share option grants after December 31, 2007.  The Company does not use the simplified method for share options and therefore SAB No. 110 has no impact on the Company’s consolidated financial statements.

Recently Issued Accounting Standards Not Yet Adopted:  In December 2007, the FASB issued FAS No. 141 (revised 2007), Business Combinations (“FAS 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination.  FAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008.  Earlier adoption is prohibited.  There was no impact to the Company upon adoption of this standard, but the accounting for future business combinations will be different from prior practice.  See Note 24 below.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51”  (“SFAS No. 160”), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. FAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008.  Earlier adoption is prohibited and the Corporation does not expect the adoption of FAS No. 160 to have a significant impact on its results of operations or financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133”. FAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 for derivative instruments and hedging activities. FAS No. 161 requires qualitative disclosure about objectives and strategies for using derivative and hedging instruments, quantitative disclosures about fair value amounts of the instruments and gains and losses on such instruments, as well as disclosures about credit-risk features in derivative agreements. FAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The adoption of this standard is not expected to have a material effect on the Corporation’s results of operations or financial position.

(continued)

 PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007, and 2006
(Dollars in Thousands, Except Per Share Data)

NOTE  2 - RESTRICTIONS ON CASH AND DUE FROM BANKS

Included in cash and due from banks are certain non-interest bearing deposits that are held at the Federal Reserve or maintained in vault cash in accordance with average balance requirements specified by the Federal Reserve Board of Governors. The balance requirement at December 31, 2008 and 2007 was approximately $5,548 and $3,426.

NOTE  3 –SECURITIES

Amortized cost and fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

2008	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
U. S. Treasury securities	$1,494	$50	$-	$1,544
U. S. agency securities	96,154	1,018	(67)	97,105
Obligations of states and political subdivisions	7,065	75	(10)	7,130
Mortgage-backed securities of government sponsored agencies	68,553	1,479	(70)	69,962
Total available for sale	$173,266	$2,622	$(147)	$175,741

2007	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
U. S. Treasury securities	$5,477	$97	$-	$5,574
U. S. agency securities	74,515	427	(83)	74,859
Obligations of states and political subdivisions	3,789	31	(4)	3,816
Mortgage-backed securities of government sponsored agencies	40,350	131	(488)	39,993
Total available for sale	$124,131	$686	$(575)	$124,242

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007, and 2006
(Dollars in Thousands, Except Per Share Data)

NOTE  3 –SECURITIES (Continued)

The amortized cost and fair value of securities at December 31, 2008 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available for sale
Due in one year or less	$18,397	$18,657
Due after one year through five years	46,078	46,696
Due after five years through ten years	40,238	40,426
Mortgage-backed securities of government sponsored agencies	68,553	69,962
Total available for sale	$173,266	$175,741

Proceeds from sale of securities during 2008 and 2007 were $1,995 and $25.  A $93 gain was recognized from sales of securities in 2008 while no gain or loss was realized on the sale in 2007.  There were no sales of securities in 2006.

Securities with an approximate carrying value of $90,324 and $84,116 at December 31, 2008 and 2007 were pledged to secure public deposits, trust funds, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

Securities with unrealized losses at year-end 2008 aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. agency securities	$12,475	$(67)	$-	$-	$12,475	$(67)
Obligations of states and political subdivisions	871	(10)	-	-	871	(10)
Mortgage-backed securities of government sponsored agencies	5,714	(70)	-	-	5,714	(70)

Total temporarily impaired	$19,060	$(147)	$-	$-	$19,060	$(147)

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007, and 2006
(Dollars in Thousands, Except Per Share Data)

NOTE  3 –SECURITIES (Continued)

Securities with unrealized losses at year-end 2007 aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. agency securities	$1,997	$(3)	$24,712	$(80)	$26,709	$(83)
Obligations of states and political subdivisions	245	(3)	210	(1)	455	(4)
Mortgage-backed securities of government sponsored agencies	4,404	(49)	21,198	(439)	25,602	(488)

Total temporarily impaired	$6,646	$(55)	$46,120	$(520)	$52,766	$(575)

The investment portfolio is predominately high quality interest-bearing bonds with defined maturity dates backed by the U.S. Government or Government sponsored entities.  The unrealized losses at December 31, 2008 and December 31, 2007 are price changes resulting from changes in the interest rate environment and are considered to be temporary declines in the value of the securities. Their fair value is expected to recover as the bonds approach their maturity date and/or market conditions improve.

NOTE  4 - LOANS

Loans at year-end were as follows:

	2008	2007
Commercial, secured by real estate	$133,742	$100,278
Commercial, other	61,655	40,438
Real estate construction	26,182	24,035
Residential real estate	185,536	133,776
Agricultural	2,446	1,845
Consumer and home equity	51,793	41,893
Other	5,757	4,305
	$467,111	$346,570

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007, and 2006
(Dollars in Thousands, Except Per Share Data)

NOTE  4 – LOANS (Continued)

Certain directors and executive officers of the Banks and companies in which they have beneficial ownership, were loan customers of the Banks during 2008 and 2007.   Such related party loans are governed by federal banking regulations which require such loans to be made in the ordinary course of business.

An analysis of the 2008 activity with respect to all director and executive officer loans is as follows (in thousands):

Balance, December 31, 2007	$15,262
Additions, including loans now meeting disclosure requirements	18,904
Amounts collected and loans no longer meeting disclosure requirements	(11,685)
Balance, December 31, 2008	$22,481

Activity in the allowance for loan losses was as follows:

	2008	2007	2006
Balance, beginning of year	$6,497	$6,661	$7,892
Balance of acquired subsidiaries	2,300	-	-
Loans charged off	(1,232)	(758)	(1,410)
Recoveries	832	672	1,340
Provision for loan losses	147	(78)	(1,161)
Balance, end of year	$8,544	$6,497	$6,661

Impaired loans were as follows:

	2008	2007	2006
Impaired loans at year-end with an allowance	$11,610	$4,761	$7,766
Impaired loans at year-end with no allowance	0	0	0
Amount of the allowance for loan losses allocated	2,208	1,482	1,774
Average of impaired loans during the year	8,506	5,926	8,258
Interest income recognized during impairment	795	495	480
Cash-basis interest income recognized	793	495	480

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007, and 2006
(Dollars in Thousands, Except Per Share Data)

NOTE  4 – LOANS (Continued)

Nonperforming loans at year end were as follows:

	2008	2007	2006
Loans past due over 90 days still on accrual	$625	$987	$992
Non-accrual loans	6,943	3,157	4,698
Restructured loans	1,203	1,489	1,268

Nonperforming loans include some impaired loans and smaller balance homogeneous loans, such as residential mortgage and consumer loans, that are collectively evaluated for impairment.  Loan impairment is reported when full payment under the loan terms is not anticipated, which can include loans that are current or less than 90 days past due.

NOTE 5 – PREMISES AND EQUIPMENT

Year-end premises and equipment were as follows:

	2008	2007
Land and improvements	$2,497	$1,522
Buildings and leasehold improvements	9,536	5,673
Construction in progress	77	193
Furniture and equipment	8,705	7,357
	20,815	14,745
Less: accumulated depreciation	(9,448)	(8,545)
	$11,367	$6,200

Operating Leases: The Company leases certain branch and other properties as well as some equipment under operating leases.  Rent expense, net of rental income, was $230, $213, and $204 for 2008, 2007, and 2006.  Rent commitments, before considering renewal options that generally are present, were as follows:

2009	$157
2010	126
2011	126
2012	109
2013 and thereafter	90
$608

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007, and 2006
(Dollars in Thousands, Except Per Share Data)

NOTE  6 – GOODWILL AND OTHER INTANGIBLE ASSETS

The change in the balance for goodwill during the year is as follows:

	2008	2007	2006
Beginning of year	$15,816	$15,816	$15,816
Acquired goodwill	12,727	-	-
Impairment	-	-	-
End of year	$28,543	$15,816	$15,816

Acquired intangible assets at December 31, 2008 were as follows.  There were no such intangibles at December 31, 2007.

	Gross Carrying Amount	Accumulated Amortization
Core deposit intangible	$1,635	$(204)

Aggregate intangible amortization expense was $204 for 2008 while none was recorded for the years 2007 and 2006.

Estimated amortization expense for each of the next five years:

2009	$268
2010	218
2011	184
2012	175
2013 and thereafter	586
$1,431

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007, and 2006
(Dollars in Thousands, Except Per Share Data)

NOTE  7 – DEPOSITS

At December 31, 2008 the scheduled maturities of time deposits are as follows:

2009	$186,598
2010	55,924
2011	12,440
2012	9,146
2013 and thereafter	7,091
$271,199

Certain directors and executive officers of the Banks and companies in which they have beneficial ownership were deposit customers of the Banks during 2008 and 2007.  The balance of such deposits at December 31, 2008 and 2007 were approximately $18,013 and $10,011.

NOTE 8 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase generally mature within one to ninety days from the transaction date.  Information concerning securities sold under agreements to repurchase is summarized as follows:

	2008	2007
Year-end balance	$18,351	$12,477
Average balance during the year	$17,133	$13,124
Average interest rate during the year	1.44%	2.41%
Maximum month-end balance during the year	$23,805	$13,672
Weighted average interest rate at year-end	0.83%	1.96%

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007, and 2006
(Dollars in Thousands, Except Per Share Data)

NOTE 9 – FEDERAL HOME LOAN BANK ADVANCES

The Banks own stock of the Federal Home Loan Bank of Cincinnati, Ohio (FHLB-Cin) or the Federal Home Loan Bank of Pittsburgh, Pennsylvania (FHLB-Pitt). This stock allows the Banks to borrow advances from the FHLB.

At year-end, advances from the FHLB-Cin were as follows:

	2008	2007
Payments due at maturity in May 2010, fixed rate at rates from 6.25% to 6.64%, averaging 6.45%	$4,000	$4,000
Payments due monthly with maturities from November 2011 to July 2012, fixed rates from 4.10% to 4.40%, averaging 4.26%	607	843
Overnight borrowed funds	3,000	-
	$7,607	$4,843

Advances are secured by the FHLB stock, certain pledged investment securities and substantially all single family first mortgage loans of the participating Banks.  Scheduled principal payments due on advances during the five years subsequent to December 31, 2008 are as follows:

2009	$3,178
2010	4,186
2011	186
2012	57
2013	-
Thereafter	-
$7,607

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007, and 2006
(Dollars in Thousands, Except Per Share Data)

NOTE 10 – NOTES PAYABLE AND OTHER BORROWED FUNDS

On April 30, 2008, the Company executed and delivered to First Guaranty Bank of Hammond, Louisiana a Promissory Note and Business Loan Agreement dated April 30, 2008 for the principal amount of $11,550, bearing interest floating daily at the “Wall Street Journal” prime rate (the “Index”) minus 1.00% and requiring 59 monthly principal payments of $50 and one final payment of $8.6 million due at maturity on April 30, 2013.  If the Index is between 5.00% and 6.00%, the interest on the note will be 5.00%.  If the Index falls below 5.00%, then the interest on the note will float with the Index.  The note is secured by a pledge of Premier’s 100% interest in Boone County Bank (a wholly owned subsidiary) under Commercial Pledge Agreement dated April 30, 2008.  The proceeds of this note were used to fund the $9,000 of cash needed to purchase Traders Bankshares, Inc. and to refinance the remaining $2,550 balance of Premier’s outstanding note with First Guaranty Bank dated January 31, 2006. Premier’s chairman owns approximately 27.6% of the voting stock of First Guaranty Bank and is the chairman of its board of directors.  Premier’s board of directors reviewed the loan and authorized the Company to enter into the loan transaction.

On November 10, 2006, the Company executed and delivered to The Bankers’ Bank of Kentucky, Inc. of Frankfort, Kentucky (“Bankers’ Bank”) a Term Note and Business Loan Agreement dated November 10, 2006 in the principal amount of $6,500, bearing interest floating daily at the “JP Morgan Chase” prime rate minus 1.00% and requiring 83 monthly principal and interest payments of $100 and a final payment of any balance due at maturity on November 9, 2013. The note is secured by a pledge of Premier’s 100% interest in Citizens Deposit Bank and Trust, Inc. (a wholly owned subsidiary) and Premier’s 100% interest in Farmers-Deposit Bank, Eminence, Kentucky (a wholly owned subsidiary) under a Stock Pledge and Security Agreement dated November 10, 2006.  On December 22, 2008, the Company executed and delivered to Bankers’ Bank a modification agreement whereby the interest rate would not fall below 3.00% or exceed 6.00% for the remaining term of the Note.  The current interest rate on the Term Note is 3.00%.

Scheduled principal payments due on the two bank borrowings subsequent to December 31, 2008 are as follows:

2009	$1,674
2010	1,707
2011	1,740
2012	1,775
2013	8,664
Thereafter	-
$15,560

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007, and 2006
(Dollars in Thousands, Except Per Share Data)

NOTE 10 – NOTES PAYABLE AND OTHER BORROWED FUNDS (Continued)

In addition to the $6,500 Term Note, Premier executed and delivered to the Bankers’ Bank a Promissory Note whereby Premier may request and receive monies from Bankers’ Bank from time to time, but the aggregate outstanding principal balance under the Promissory Note at any time shall not exceed $3,000, and the right to request and receive monies from Bankers’ Bank expires on November 9, 2009. The outstanding principal balance under this Promissory Note shall bear annual interest floating daily at the “JP Morgan Chase” prime rate minus 1.00%.  The Promissory Note is subject to the same 3.00% minimum and 6.00% maximum interest rate as the $6,500 Term Note (currently 3.00%). Interest on this Promissory Note shall be due and payable on the 5th day of each, January, April, July and October during the term of this Promissory Note, and at the maturity date hereof. Any outstanding principal amount loaned to Premier under this Promissory Note, and not previously repaid, shall be due on November 9, 2009.  The Promissory Note is secured by the same collateral as the $6,500 Term Note. At December 31, 2008, there was no outstanding principal balance on the Promissory Note.

(continued)

 PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007, and 2006
(Dollars in Thousands, Except Per Share Data)

NOTE 11 – INCOME TAXES

The components of the provision (benefit) for income taxes are as follows:

	2008	2007	2006
Current	$2,747	$2,822	$2,212
Deferred	1,002	648	1,071
Provision for income taxes	$3,749	$3,470	$3,283

The Company’s deferred tax assets and liabilities at December 31 are shown below.  No valuation allowance for the realization of deferred tax assets is considered necessary.

	2008	2007
Deferred tax assets
Allowance for loan losses	$2,569	$2,209
Net operating loss carryforward	1,584	-
Write-downs of other real estate owned	21	15
Taxable income on non-accrual loans	59	103
Defined benefit pension plan	398	-
Other	1	2
Total deferred tax assets	4,632	2,329

Deferred tax liabilities
Amortization of intangibles	$2,682	$2,342
Depreciation	375	34
Federal Home Loan Bank dividends	354	319
Deferred loan fees	236	170
Purchase accounting adjustments	145	-
Unrealized gain on investment securities	842	38
Other	185	155
Total deferred tax liabilities	4,819	3,058

Net deferred taxes	$(187)	$(729)

At December 31, 2008 the Company had net operating loss carryforwards of approximately $4,659 which expire at various dates from 2025 to 2028.  The deductibility of these net operating losses are limited under IRC Sec 382.  No valuation allowance is considered necessary based on management's estimate that the net operating losses will be utilized prior to the time that they expire.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007, and 2006
(Dollars in Thousands, Except Per Share Data)

NOTE 11 – INCOME TAXES (Continued)

An analysis of the differences between the effective tax rates and the statutory U.S. federal income tax rate is as follows:

	2008		2007		2006
U.S. federal income tax rate	$3,837	34.0%	$3,600	34.0%	$3,327	34.0%
Changes from the statutory rate
Tax-exempt interest income	(120)	(1.1)	(124)	(1.2)	(97)	(1.0)
Non-deductible interest expense related to carrying tax-exempt interest earning assets	11	0.1	11	0.1	8	0.1
Non-deductible stock compensation expense	41	0.4	44	0.4	46	0.5
Tax credits, net	(49)	(0.4)	(2)	(0.0)	(10)	(0.1)
Officer’s life insurance death benefit	-	-	(73)	(0.6)	-	-
Other	29	0.2	14	0.1	9	0.1
	$3,749	33.2%	$3,470	32.8%	$3,283	33.6%

Unrecognized Tax Benefits: The Company does not have any beginning or ending unrecognized tax benefits. The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.  There were no interest and penalties recorded in the income statement or accrued for the year ended December 31, 2008 related to unrecognized tax benefits.

The Company and its subsidiaries file a consolidated U.S. Corporation income tax return and a combined return in the state of West Virginia. The Company files a corporate income tax return in the state of Kentucky. The Company is no longer subject to examination by taxing authorities for years before 2005.  A federal examination of the tax years 2001 - 2003 was completed in 2005 with no material adjustments.

NOTE 12 – EMPLOYEE BENEFIT PLANS

The Company has qualified profit sharing plans that cover substantially all employees. Contributions to the plans consist of a Company match and additional amounts at the discretion of the Company’s Board of Directors.  Total contributions to the plans were $266, $245 and $236 in 2008, 2007 and 2006.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007, and 2006
(Dollars in Thousands, Except Per Share Data)

NOTE 13 – STOCK COMPENSATION EXPENSE

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

The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield in effect at the time of the grant.  The expected option life was estimated since there has been little option exercise history.  The expected stock price volatility is based on historical volatilities of the Company’s common stock.  The dividend yield is estimated at the time of the option grant based upon Premier’s dividend rate and stock price at that time.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007, and 2006
(Dollars in Thousands, Except Per Share Data)

NOTE 13 – STOCK COMPENSATION EXPENSE (Continued)

Compensation expense of $120, $130 and $142 was recorded for the years ended December 31, 2008, 2007 and 2006, respectively.

Stock-based compensation expense is recognized ratably over the requisite service period for all awards. Unrecognized stock-based compensation expense related to stock options totaled $67 at December 31, 2008. This unrecognized expense is expected to be recognized over the next 25 months based on the vesting periods of the options.

Information related to the stock option plan during each year follows:

	2008	2007	2006
Intrinsic value of options exercised	$-	$3	$9
Cash received from option exercises	-	10	27
Tax benefit realized from option exercises	-	1	2

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007, and 2006
(Dollars in Thousands, Except Per Share Data)

NOTE 13 – STOCK COMPENSATION EXPENSE (Continued)

A summary of the Company’s stock option activity is as follows:

	2008		2007		2006
		Weighted Average Exercise		Weighted Average Exercise		Weighted Average Exercise
	Options	Price	Options	Price	Options	Price
Outstanding at beginning of year	150,249	$12.65	120,248	$12.25	111,750	$11.05
Grants	45,300	12.92	37,000	14.22	35,250	16.00
Exercises	-	-	(1,000)	10.85	(3,002)	9.02
Forfeitures or expired	(13,633)	15.89	(5,999)	14.60	(23,750)	13.11
Outstanding at year-end	181,916	$12.47	150,249	$12.65	120,248	$12.25

Exercisable at year-end	106,433	$11.59	84,096	$11.31	55,931	$10.68
Weighted average remaining life	7.0		6.9		7.3
Weighted average fair value of options granted during the year	$2.55		$3.81		$5.21

Options outstanding at year-end are expected to fully vest.

Additional information regarding stock options outstanding and exercisable at December 31, 2008 is provided in the following table:

	- - - - - - - - Outstanding - - - - - - - -			- - - - - - - - Currently Exercisable - - - - - - - -
Range of Exercise Prices	Number	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value

$ 7.50 to $10.00	42,416	$8.69	$-	42,416	4.6	$8.69	$-
$ 10.01 to $12.50	31,833	11.62	-	31,833	6.1	11.62	-
$ 12.51 to $15.00	76,167	13.48	-	11,175	8.1	14.22	-
$ 15.01 to $17.50	31,500	16.00	-	21,009	7.1	16.00	-
Outstanding at Dec 31, 2008	181,916	12.47	$-	106,433	5.9	11.59	$-

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007, and 2006
(Dollars in Thousands, Except Per Share Data)

NOTE 14 – ACQUIRED PENSION PLAN IN PROCESS OF LIQUIDATION

As part of the acquisition of Traders Bankshares, Inc. on April 30, 2008, Premier assumed the assets and liabilities of the Traders employee defined benefit pension plan.  The plan provides defined benefits based on years of service and final average salary.  Prior to the acquisition by Premier, the plan benefits were frozen and a plan of termination had been submitted to the Internal Revenue Service (IRS).  Also, all the plan assets were reinvested into a money market account to preserve the principal balance for distribution upon termination.  As of December 31, 2008 the pension plan is still waiting for final approval for termination from the IRS.

The following table sets forth changes in obligations and plan assets of the defined benefit pension plan from the April 30, 2008 acquisition date through December 31, 2008:

Change in Benefit Obligation
Benefit Obligation acquired on April 30, 2008	$(3,723)
Interest cost	(119)
Amendments	(6)
Actuarial loss	(132)
Actual distributions	69
Settlement	498
Benefit Obligation at December 31, 2008	$(3,413)

Change in Plan Assets
Plan Assets at fair value acquired on April 30, 2008	$2,685
Actual return on Plan Assets	37
Settlement	(498)
Actual distributions	(69)
Plan Assets at fair value at December 31, 2008	$2,155

Funded status at December 31, 2008	$(1,258)

The $87 loss recognized in accumulated other comprehensive income at December 31, 2008 consists of the net actuarial loss from May 1, 2008 through December 31, 2008.  It is estimated that this loss will be recognized into net periodic pension benefit expense during the next fiscal year when the pension benefit plan is approved for termination and the pension plan assets are distributed to the participants.

The accumulated benefit obligation (ABO) was $3,413 at year-end 2008.

The assumptions used to determine the pension benefit obligation at April 30, 2008 and December 31, 2008 follow:

	Dec. 31, 2008	April 30, 2008
Discount rate	4.27%	4.27%
Rate of compensation increase	3.00%	3.00%

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007, and 2006
(Dollars in Thousands, Except Per Share Data)

NOTE 15 – RELATED PARTY TRANSACTIONS

During 2008, 2007 and 2006, the Company paid approximately $218, $231, and $228 for printing, supplies, furniture, and equipment to a company affiliated by common ownership.  The Company also paid another affiliate approximately $533, $459, and $468 in 2008, 2007 and 2006 to permit the Company’s employees to participate in that entity’s employee medical benefit plan.

During 2008, 2007 and 2006, the Company paid approximately $52, $52, and $52 to lease its headquarters facility at 2883 Fifth Avenue, Huntington, West Virginia from River City Properties, LLC, an entity 12.5% owned by the Company’s Chairman of the Board.

NOTE 16 – EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the earnings per common share and earnings per common share assuming dilution computations for 2008, 2007 and 2006 is presented below:

	2008	2007	2006
Basic earnings per share
Income available to common stockholders	$7,536	$7,119	$6,501
Weighted average common shares outstanding	6,011	5,237	5,236
Earnings per share	$1.25	$1.36	$1.24

Diluted earnings per share
Income available to common stockholders	$7,536	$7,119	$6,501
Weighted average common shares outstanding	6,011	5,237	5,236
Add dilutive effects of assumed exercise of stock options	8	26	28
Weighted average common and dilutive potential Common shares outstanding	6,019	5,263	5,264
Earnings per share assuming dilution	$1.25	$1.35	$1.24

Stock options for 153,133, 42,500 and 46,250 shares of common stock were not considered in computing diluted earnings per share for 2008, 2007 and 2006 because they were antidilutive.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007, and 2006
(Dollars in Thousands, Except Per Share Data)

NOTE  17 – FAIR VALUE

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

Premier’s reported fair values of securities available for sale are determined by matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).  The fair value of impaired loans is based on the fair value of the underlying collateral, which is estimated through third party appraisals or internal estimates of collateral values (Level 3 inputs).

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007, and 2006
(Dollars in Thousands, Except Per Share Data)

NOTE  17 – FAIR VALUE (Continued)

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at December 31, 2008 Using
	Dec. 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities	$175,741	$-	$175,741	$-

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at December 31, 2008 Using
	Dec. 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired Loans	$9,402	$-	$-	$9,402

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $11,610 with a valuation allowance of $2,208.  Approximately $5,418 of the carrying amount and $384 of the valuation allowance were added as a result of the acquisitions of Citizens First and Traders.  The remaining change since year-end 2007 resulted in a provision for loan losses of $342 for the twelve month period.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007, and 2006
(Dollars in Thousands, Except Per Share Data)

NOTE  17 – FAIR VALUE (Continued)

The carrying amount and estimated fair values of financial instruments at year end were as follows:

	2008		2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and due from banks	$22,148	$22,148	$22,365	$22,365
Federal funds sold	15,899	15,899	32,035	32,035
Securities available for sale	175,741	175,741	124,242	124,242
Loans held for sale	1,193	1,193	1,891	1,891
Loans, net	458,567	465,488	340,073	344,158
Federal Home Loan Bank and Federal Reserve Bank stock	3,931	n/a	3,314	n/a
Interest receivable	3,720	3,720	2,768	2,768

Financial liabilities
Deposits	$(589,182)	$(592,658)	$(449,033)	$(448,648)
Federal funds purchased	-	-	(392)	(392)
Securities sold under agreements to repurchase	(18,351)	(18,351)	(12,477)	(12,477)
Federal Home Loan Bank advances	(7,607)	(7,860)	(4,843)	(5,051)
Other borrowed funds	(15,560)	(15,660)	(8,412)	(8,367)
Interest payable	(1,054)	(1,054)	(1,064)	(1,064)

Carrying amount is the estimated fair value for cash and due from banks, Federal funds sold, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully.  It was not practicable to determine the fair value of Federal Home Loan Bank and Federal Reserve Bank stock due to the restrictions placed on its transferability.  For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk.  Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values.  Fair value of debt is based on current rates for similar financing. The fair value of commitments to extend credit and standby letters of credit is not material.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007, and 2006
(Dollars in Thousands, Except Per Share Data)

NOTE 18 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Banks are parties to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of their customers.  These financial instruments include standby letters of credit and commitments to extend credit in the form of unused lines of credit. The Banks use the same credit policies in making commitments and conditional obligations as they do for on-balance sheet instruments.  In addition, the Banks offer a service whereby deposit customers for a fee are permitted to overdraw their accounts up to a certain deminimus amount, also known as “bounce protection” or “overdraft protection”.  The aggregate unused portion of “bounce protection” was $7,742 and $5,003 at December 31, 2008 and 2007.

At December 31, 2008 and 2007, the Banks had the following financial instruments whose approximate contract amounts represent credit risk:

	2008	2007
Standby letters of credit	$1,411	$977

Commitments to extend credit
Fixed	$12,674	$6,100
Variable	41,167	33,112

Standby letters of credit represent conditional commitments issued by the Banks to guarantee the performance of a third party.  The credit risk involved in issuing these letters of credit is essentially the same as the risk involved in extending loans to customers.  Collateral held varies but primarily includes real estate and certificates of deposit.  Some letters of credit are unsecured.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Outstanding commitments are at current market rates.  Fixed rate loan commitments have interest rates ranging from 4.00% to 18.00%. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Banks evaluate each customer’s creditworthiness on a case-by-case basis. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Collateral held varies but may include accounts receivable, inventory, property and equipment, and income producing properties.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007, and 2006
(Dollars in Thousands, Except Per Share Data)

NOTE 19 - LEGAL PROCEEDINGS

Legal proceedings involving the Company and its subsidiaries periodically arise in the ordinary course of business, including claims by debtors and their related interests against the Company’s subsidiaries following initial collection proceedings. These legal proceedings sometimes can involve claims for substantial damages.  At December 31, 2008 management is unaware of any legal proceedings for which the expected outcome would have a material adverse effect upon the consolidated financial statements of the Company.

NOTE 20 - STOCKHOLDERS’ EQUITY

The Company’s principal source of funds for dividend payments is dividends received from the subsidiary Banks.  Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies.  Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, as defined, combined with the retained net profits of the preceding two years, subject to the capital requirements and additional restrictions as discussed below.  During 2009 the Banks could, without prior approval, declare dividends to Premier of approximately $2.4 million plus any 2009 net profits retained to the date of the dividend declaration.

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

These quantitative measures established by regulation to ensure capital adequacy require the Company and Banks to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2008 the Company and the Banks meet all quantitative capital adequacy requirements to which they are subject.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007, and 2006
(Dollars in Thousands, Except Per Share Data)

NOTE 20 - STOCKHOLDERS’ EQUITY (Continued)

The Company’s and the subsidiary Banks’ capital amounts and ratios as of December 31, 2008 are presented in the table below.  As of December 31, 2008, the most recent notification from each of the Banks’ primary Federal regulators categorized the subsidiary Banks as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Banks must maintain minimum Total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table.  There are no conditions or events since that notification that management believes have changed the Banks’ categories.

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
2008	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets):
Consolidated (1)	$66,556	15.3%	$34,882	8%	$43,602	10%
Boone County Bank	18,546	22.3	6,647	8	8,309	10
Citizens Deposit Bank	13,487	17.5	6,157	8	7,697	10
Farmers Deposit Bank	8,441	18.6	3,627	8	4,534	10
Ohio River Bank	7,943	15.5	4,111	8	5,139	10
First Central Bank	10,663	13.0	6,544	8	8,180	10
Traders Bank	15,584	16.1	7,763	8	9,704	10

Tier I Capital (to Risk-Weighted Assets):
Consolidated (1)	$61,070	14.0%	$17,441	4%	$26,161	6%
Boone County Bank	17,503	21.1	3,323	4	4,985	6
Citizens Deposit Bank	12,526	16.3	3,079	4	4,618	6
Farmers Deposit Bank	7,856	17.3	1,813	4	2,720	6
Ohio River Bank	7,419	14.4	2,056	4	3,083	6
First Central Bank	9,773	12.0	3,272	4	4,908	6
Traders Bank	14,357	14.8	3,882	4	5,822	6

Tier I Capital (to Average Assets):
Consolidated (1)	$61,070	8.7%	$28,114	4%	$35,143	5%
Boone County Bank	17,503	11.4	6,163	4	7,703	5
Citizens Deposit Bank	12,526	10.1	4,983	4	6,229	5
Farmers Deposit Bank	7,856	12.6	2,496	4	3,120	5
Ohio River Bank	7,419	8.1	3,687	4	4,609	5
First Central Bank	9,773	8.8	4,432	4	5,540	5
Traders Bank	14,357	9.1	6,318	4	7,897	5

(1) Consolidated company is not subject to Prompt Corrective Action Provisions

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007, and 2006
(Dollars in Thousands, Except Per Share Data)

NOTE 20 - STOCKHOLDERS’ EQUITY (Continued)

The Company’s and the subsidiary Banks’ capital amounts and ratios as of December 31, 2007 are presented in the table below:

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
December 31, 2008, 2007, and 2006
(Dollars in Thousands, Except Per Share Data)

NOTE 21 - PARENT COMPANY FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS
December 31
	2008	2007
ASSETS
Cash	$4,659	$7,858
Investment in subsidiaries	100,494	67,688
Premises and equipment	437	501
Other assets	231	51

Total assets	$105,821	$76,098

LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$839	$297
Other borrowed funds	15,560	8,412
Total liabilities	16,399	8,709

Stockholders’ equity
Preferred stock	-	-
Common stock	2,264	1,109
Additional paid-in capital	58,265	43,763
Retained earnings	27,346	22,444
Accumulated other comprehensive income	1,547	73
Total stockholders’ equity	89,422	67,389

Total liabilities and stockholders’ equity	$105,821	$76,098

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007, and 2006
(Dollars in Thousands, Except Per Share Data)

NOTE 21 - PARENT COMPANY FINANCIAL STATEMENTS (Continued)

Condensed Statement of Operations
Years Ended December 31
	2008	2007	2006
Income
Dividends from subsidiaries	$7,395	$11,085	$6,440
Interest and dividend income	62	41	37
Other income	648	648	615
Total income	8,105	11,774	7,092

Expenses
Interest expense	590	769	1,334
Salaries and employee benefits	1,448	1,337	1,199
Professional fees	362	136	165
Accelerated subordinated debenture issuance costs	-	-	548
Other expenses	569	497	420
Total expenses	2,969	2,739	3,666

Income before income taxes and equity in undistributed income of subsidiaries	5,136	9,035	3,426

Income tax (benefit)	(907)	(837)	(1,160)

Income before equity in undistributed income of subsidiaries	6,043	9,872	4,586
Equity in undistributed income (excess distributions) of subsidiaries	1,493	(2,753)	1,915
Net income	$7,536	$7,119	$6,501

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007, and 2006
(Dollars in Thousands, Except Per Share Data)

NOTE 21 - PARENT COMPANY FINANCIAL STATEMENTS (Continued)

Condensed Statement of Cash Flows
Years Ended December 31
	2008	2007	2006
Cash flows from operating activities
Net income	$7,536	$7,119	$6,501
Adjustments to reconcile net income to net cash from operating activities
Depreciation	95	97	101
Stock compensation expense	120	130	142
(Gain) loss from sales of assets	-	(5)	(4)
Dividends in excess of net income of subsidiaries	-	2,753	-
Equity in undistributed earnings of subsidiaries	(1,493)	-	(1,915)
Change in other assets	(52)	324	258
Change in other liabilities	85	(141)	17
Net cash from operating activities	6,291	10,277	5,100

Cash flows from investing activities
Proceeds from liquidation of subsidiary	-	-	203
Purchases of subsidiaries	(14,300)	-	-
Proceeds from sales of assets, net of purchases	(31)	(33)	(116)
Net cash from investing activities	(14,331)	(33)	87

Cash flows from financing activities
Early redemption of subordinated note	-	-	(15,250)
Cash dividends paid to shareholders	(2,634)	(2,095)	(523)
Issuance of common stock	-	10	27
Proceeds from borrowings	11,550	-	13,500
Payments on other borrowed funds	(4,075)	(3,863)	(2,627)
Net cash from financing activities	4,841	(5,948)	(4,873)

Net change in cash and cash equivalents	(3,199)	4,296	314

Cash and cash equivalents at beginning of year	7,858	3,562	3,248
Cash and cash equivalents at end of year	$4,659	$7,858	$3,562

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007, and 2006
(Dollars in Thousands, Except Per Share Data)

NOTE 22 - QUARTERLY FINANCIAL DATA (UNAUDITED)

				Earnings Per Share
	Interest Income	Net Interest Income	Net Income	Basic	Diluted
2008
First Quarter	$8,427	$5,594	$1,774	$0.34	$0.34
Second Quarter	9,433	6,449	1,930	0.32	0.32
Third Quarter	10,276	7,177	1,930	0.30	0.30
Fourth Quarter	9,708	6,815	1,902	0.30	0.30

2007
First Quarter	$8,612	$5,511	$1,786	$0.34	$0.34
Second Quarter	8,712	5,551	1,790	0.34	0.34
Third Quarter	8,738	5,590	1,807	0.35	0.34
Fourth Quarter	8,690	5,644	1,736	0.33	0.33

In 2008, interest income increased significantly in the second quarter and further still in the third quarter largely due to the additional earning assets acquired via the purchases of Citizens First and Traders on April 30, 2008.  The increase in interest income was tempered somewhat in the fourth quarter due to declining yields on loans and federal funds sold.  The increases in interest income resulted in increases in net interest income and net income in 2008.  In contrast to the increases in net income, earnings per share decreased in the second and third quarters of 2008 due to the additional shares issued to acquire Citizens First and Traders on April 30, 2008.

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

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007, and 2006
(Dollars in Thousands, Except Per Share Data)

NOTE 23- ACQUISITIONS

At the close of business on April 30, 2008, the Company completed its acquisition of Traders Bankshares, Inc. (“Traders”), a $108 million bank holding company headquartered in Spencer, West Virginia.  Under terms of the definitive agreement of merger dated November 27, 2007, each share of Traders common stock was entitled to merger consideration of $50.00 cash and 3.75 shares of Premier common stock.  Premier issued approximately 675,000 shares of its common stock and paid in total $9.0 million in cash to the shareholders of Traders.  The cash portion of the merger consideration was funded by proceeds from a borrowing from First Guaranty Bank more fully described in Note 10.  The value of the transaction is estimated at $18.1 million.  The acquisition of Traders afforded Premier the opportunity to expand its presence in Jackson County, West Virginia and enter new adjoining markets in Roane and Wood Counties, West Virginia.  The purchase price resulted in approximately $7.3 million in goodwill and $1.5 million in core deposit intangible, none of which is deductible for tax purposes.  The purchase price resulted in goodwill as the Company believes there are cost saving synergies to be obtained and long-term expansion opportunities in the acquired markets beyond the existing customer base.  The core deposit intangible will be amortized using an accelerated method.  Purchase accounting adjustments are subject to refinement as management finalizes the calculations.

Also at the close of business on April 30, 2008, the Company completed its acquisition of Citizens First Bank, Inc. (“Citizens First”) a $62 million bank headquartered in Ravenswood, West Virginia.  Under terms of the definitive agreement of merger dated October 24, 2007, each share of Citizens First common stock was entitled to merger consideration of $13.25 cash and 1.20 shares of Premier common stock.  Premier issued approximately 480,000 shares of its common stock and paid in total $5.3 million in cash to the shareholders of Citizens First.  The cash portion of the merger consideration was funded from cash on hand of Premier.  The value of the transaction is estimated at $11.7 million.  The acquisition of Citizens First afforded Premier the opportunity to enter new markets in Jackson County, West Virginia.  The purchase price resulted in approximately $5.4 million in goodwill and $169,000 in core deposit intangible, none of which is deductible for tax purposes.  The purchase price resulted in goodwill as the Company believes there are long-term expansion opportunities in the acquired markets beyond the existing customer base.  The core deposit intangible will be amortized using an accelerated method.  Purchase accounting adjustments are subject to refinement as management finalizes the calculations.  On October 24, 2008, Citizens First Bank was merged into Traders Bank, Inc.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007, and 2006
(Dollars in Thousands, Except Per Share Data)

NOTE 23- ACQUISITIONS (Continued)

Net assets acquired via each transaction are shown in the table below:

	Citizens First	Traders
Cash and due from banks	$2,300	$3,285
Federal funds sold	8,394	2,448
Securities available for sale	4,097	40,643
Loans, net	44,773	50,551
Goodwill and other intangible assets	5,580	8,752
Other assets	2,904	6,809
Total assets acquired	68,048	112,488

Deposits	(56,020)	(92,807)
Other liabilities	(328)	(1,541)
Total liabilities assumed	(56,348)	(94,348)
Net assets acquired	$11,700	$18,140

The results of operations of Citizens First and Traders are included in Premier’s consolidated statements of income beginning as of the acquisition date.  The following table presents pro forma condensed income statements as if the mergers had occurred at the beginning of each period presented:

	(Unaudited)
	2008	2007
Interest income	$41,266	$45,625
Interest expense	13,118	16,555
Net interest income	28,148	29,070
Provision for loan losses	147	(76)
Net interest income after provision	28,001	29,146
Non-interest income	5,564	5,488
Non-interest expense	24,112	22,714
Income before income taxes	9,453	11,920
Income tax expense	3,088	3,938
Net income	$6,365	$7,982

Basic earnings per share	$1.00	$1.25
Diluted earnings per share	0.99	1.24

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007, and 2006
(Dollars in Thousands, Except Per Share Data)

NOTE 24 - PENDING ACQUISITION

On December 31, 2008, the Company entered into a material definitive agreement with Abigail Adams National Bancorp, Inc. (Abigail Adams), a two bank holding company with $436 million of total assets at December 31, 2008 with locations in and around Washington, DC and Richmond, Virginia.  Under terms of the definitive agreement, Premier agreed to purchase Abigail Adams for approximately $10.8 million in stock.  Each share of Abigail Adams common stock will be entitled to merger consideration of 0.4461 shares of Premier common stock.  Premier will issue approximately 1,545,000 shares of its common stock to the stockholders of Abigail Adams.  The transaction, which is subject to certain conditions precedent, still requires approval by Abigail Adams’ stockholders and bank regulatory authorities, and the issuance of Premier common stock in the merger requires Premier stockholder approval.  It is anticipated to close sometime in the second quarter of 2009.  Premier is also guarantor of a $6.0 million line of credit that Abigail Adams has from the Bankers’ Bank of which $4.2 million was outstanding at December 31, 2008.

NOTE 25 – CAPITAL PURCHASE PROGRAM

It is a condition to the completion of the merger with Abigail Adams that Premier complete the sale of $24.0 million of Premier preferred stock to the U.S. Treasury under the Troubled Asset Relief Program (“TARP”) Capital Purchase Program (“CPP”).  Premier has applied for approval to participate in the CPP but has yet to receive any approval from the U.S. Treasury.  Premier’s participation in the CPP program will affect the stockholders of Premier common stock in the following ways.  Upon Premier’s participation in the U.S. Treasury’s CPP, the U.S. Treasury would purchase from Premier cumulative perpetual preferred shares, with a liquidation preference of at least one thousand dollars per share (the “Senior Preferred Shares”).  Based upon an investment of $24.0 million, Premier would issue 24,000 Senior Preferred Shares, each with a liquidation preference of one thousand dollars per share.  The Senior Preferred Shares would constitute Tier 1 capital and would rank senior to Premier’s common shares.  The Senior Preferred Shares would pay cumulative dividends at a rate of 5% per annum for the first five years and would reset to a rate of 9% per annum after year five.  Dividends would be payable quarterly in arrears.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007, and 2006
(Dollars in Thousands, Except Per Share Data)

NOTE 25- CAPITAL PURCHASE PROGRAM (Continued)

The Senior Preferred Shares would be non-voting shares, but would have class voting rights on (i) any authorization or issuance of shares ranking senior to the Senior Preferred Shares; (ii) any amendment to the rights of the Senior Preferred Shares; or (iii) any merger, consolidation, share exchange, reclassification or similar transaction which would adversely affect the rights of the Senior Preferred Shares.  In the event that the cumulative dividends described above were not paid in full for an aggregate of six dividend periods or more, whether or not consecutive, the authorized number of directors of Premier would automatically be increased by two and the holders of the Senior Preferred Shares would have the right to elect two directors.  The right to elect directors would end when dividends have been paid in full for four consecutive dividend periods.

Each financial institution participating in the CPP must also issue a warrant (the “Warrant”) to the U.S. Treasury to purchase a number of common shares having a market price equal to 15% of the aggregate amount of the Senior Preferred Shares purchased by the U.S. Treasury.  The market price for determining the number of common shares subject to the Warrant will be calculated based on the average of the closing prices of Premier’s common shares on the 20 trading days prior to preliminary approval to participate in the CPP by the U.S. Treasury. The Warrant will have a 10 year term.  Issuance and exercise of the Warrant would dilute the interests of existing Premier common shareholders.

To participate in the CPP, Premier would also be required to adopt the U.S. Treasury’s standards for executive compensation and corporate governance, as amended from time-to-time, for the period during which the U.S. Treasury holds equity issued under the CPP.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2008

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, we believe that, as of December 31, 2008, the Company’s internal control over financial reporting is effective based on those criteria.

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

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2008

/s/ Robert W. Walker	/s/ Brien M. Chase
Robert W. Walker, President and	Brien M. Chase, Senior Vice President
Chief Executive Officer	and Chief Financial Officer

Date: March 27, 2009	Date: March 27, 2009

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
December 31, 2008

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
December 31, 2008

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

2.3
Definitive Merger Agreement between Premier Financial Bancorp, Inc. and Abigail Adams National Bancorp, Inc. dated December 30, 2008, filed as Exhibit 2.1 to form 8-K filed on January 2, 2009 is incorporated herein by reference.

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
December 31, 2008

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

10.5	Premier Financial Bancorp, Inc. contract with Fiserv Solutions, Inc. dated December 20, 2004, filed as Exhibit 10 to form 8-K filed December 23, 2004, is incorporated herein by reference.
10.6	Loan Agreement between Premier Financial Bancorp, Inc. and The Kentucky Bankers’ Bank, Inc. filed as Exhibit 10.1 to form 8-K filed on November 10, 2006, is incorporated herein by reference.
10.7	Term Note to The Kentucky Bankers’ Bank, Inc. filed as Exhibit 10.2 to form 8-K filed on November 10, 2006, is incorporated herein by reference.
10.8	Promissory Note to The Kentucky Bankers’ Bank, Inc. filed as Exhibit 10.3 to form 8-K filed on November 10, 2006, is incorporated herein by reference.
10.9
Stock Pledge and Security Agreement between Premier Financial Bancorp, Inc. and The Kentucky Bankers’ Bank, Inc. filed as Exhibit 10.4 to form 8-K filed on November 10, 2006, is incorporated herein by reference.

10.10	Loan Agreement between Premier Financial Bancorp, Inc. and First Guaranty Bank, Hammond, Louisiana, filed as Exhibit 10.1 to form 8-K filed May 1, 2008, is incorporated herein by reference.
10.11	Promissory Note to First Guaranty Bank, Hammond, Louisiana, filed as Exhibit 10.2 to form 8-K filed May 1, 2008, is incorporated herein by reference.
10.12	Collateral Agreement with First Guaranty Bank, Hammond Louisiana, filed as Exhibit 10.8 to form 10-K filed March 30, 2006, is incorporated herein by reference.
10.13	Loan Modification and Extension Agreement with The Kentucky Bankers’ Bank, Inc. filed as Exhibit 10.1 to form 8-K filed November 10, 2008, is incorporated herein by reference.
10.14	Loan Modification and Extension Agreement with The Kentucky Bankers’ Bank, Inc. filed as Exhibit 10.1 to form 8-K filed December 23, 2008, is incorporated herein by reference.
14.1
Premier Financial Bancorp, Inc. Code of Ethics for the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, filed as Exhibit 14.1 to form 10-K filed on April 14, 2004, is incorporated herein by reference.

14.2	Premier Financial Bancorp, Inc. Code of Business Conduct and Ethics, filed as Exhibit 14.2 to form 10-K filed on April 14, 2004, is incorporated herein by reference.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2008

Exhibit Number	Description of Document
21	Subsidiaries of registrant
23	Consent of Independent Registered Public Accounting Firm
31.1	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Robert W. Walker
31.2	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Brien M. Chase
32	Robert W. Walker and Brien M. Chase Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002.

*** Denotes executive compensation plans and arrangements.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2008

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PREMIER FINANCIAL BANCORP, INC.

By: /s/ Robert W. Walker, President
Robert W. Walker, President

Date: March 27, 2009

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ Robert W. Walker	Principal Executive and Director	March 27, 2009
Robert W. Walker

/s/ Brien M. Chase	Principal Financial and Accounting	March 27, 2009
Brien M. Chase	Officer

/s/ Toney K. Adkins	Director	March 18, 2009
Toney K. Adkins

/s/ Hosmer A. Brown, III	Director	March 18, 2009
Hosmer A. Brown, III

/s/ Edsel Burns	Director	March 20, 2009
Edsel Burns

/s/ E. V. Holder, Jr.	Director	March 18, 2009
E. V. Holder, Jr.

/s/ Keith F. Molihan	Director	March 18, 2009
Keith F. Molihan

/s/ Marshall T. Reynolds	Chairman of the Board	March 18, 2009
Marshall T. Reynolds

/s/ Neal Scaggs	Director	March 18, 2009
Neal Scaggs

/s/ Thomas W. Wright	Director	March 18, 2009
Thomas W. Wright