Form 10-Q
period 2009-03-31
PREMIER FINANCIAL BANCORP INC
filed 2009-05-14
CIK 887919

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐.

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

       Common stock, no par value, – 6,392,772 shares outstanding at May 1, 2009

PREMIER FINANCIAL BANCORP, INC.
MARCH 31, 2009

PREMIER FINANCIAL BANCORP, INC.
MARCH 31, 2009

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

The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America or those normally made in the registrant’s annual report on Form 10-K.  Accordingly, the reader of the Form 10-Q may wish to refer to the registrant’s Form 10-K for the year ended December 31, 2008 for further information in this regard.

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2009 AND DECEMBER 31, 2008
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	(UNAUDITED)
	2009	2008
ASSETS
Cash and due from banks	$29,933	$22,148
Federal funds sold	40,152	15,899
Securities available for sale	155,581	175,741
Loans held for sale	342	1,193
Loans	466,874	467,111
Allowance for loan losses	(8,587)	(8,544)
Net loans	458,287	458,567
Federal Home Loan Bank and Federal Reserve Bank stock	3,788	3,931
Premises and equipment, net	11,596	11,367
Real estate and other property acquired through foreclosure	981	1,056
Interest receivable	2,843	3,720
Goodwill	28,724	28,543
Other intangible assets	1,354	1,431
Other assets	560	869
Total assets	$734,141	$724,465

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Non-interest bearing	$106,092	$101,588
Time deposits, $100,000 and over	77,472	71,145
Other interest bearing	421,328	416,449
Total deposits	604,892	589,182
Federal funds purchased	77	-
Securities sold under agreements to repurchase	13,250	18,351
Federal Home Loan Bank advances	6,563	7,607
Other borrowed funds	15,078	15,560
Interest payable	984	1,054
Other liabilities	3,267	3,289
Total liabilities	644,111	635,043

Stockholders' equity
Preferred stock, no par value; 1,000,000 shares authorized;
none issued or outstanding	-	-
Common stock, no par value; 10,000,000 shares authorized;
6,392,772 shares issued and outstanding	2,264	2,264
Additional paid in capital	58,279	58,265
Retained earnings	27,872	27,346
Accumulated other comprehensive income	1,615	1,547
Total stockholders' equity	90,030	89,422
Total liabilities and stockholders' equity	$734,141	$724,465

See Accompanying Notes to Consolidated Financial Statements

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended March 31,
	2009	2008
Interest income
Loans, including fees	$7,425	$6,553
Securities available for sale
Taxable	1,636	1,530
Tax-exempt	57	36
Federal funds sold and other	18	308
Total interest income	9,136	8,427

Interest expense
Deposits	2,353	2,588
Repurchase agreements and other	33	53
FHLB advances and other borrowings	192	192
Total interest expense	2,578	2,833

Net interest income	6,558	5,594
Provision for loan losses	102	(135)
Net interest income after provision for loan losses	6,456	5,729

Non-interest income
Service charges on deposit accounts	725	638
Electronic banking income	236	163
Secondary market mortgage income	83	161
Other	126	104
	1,170	1,066
Non-interest expenses
Salaries and employee benefits	2,794	2,225
Occupancy and equipment expenses	712	500
Outside data processing	755	584
Professional fees	341	179
Taxes, other than payroll, property and income	178	154
Write-downs, expenses, sales of other real estate owned, net	77	10
Amortization of intangibles	77	-
Supplies	108	82
Other expenses	722	388
	5,764	4,122
Income before income taxes	1,862	2,673
Provision for income taxes	633	899

Net income	$1,229	$1,774

Weighted average shares outstanding:
Basic	6,393	5,238
Diluted	6,393	5,253

Net income per share:
Basic	$0.19	$0.34
Diluted	0.19	0.34

See Accompanying Notes to Consolidated Financial Statements

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended March 31,
	2009	2008
Net income	$1,229	$1,774

Other comprehensive income:
Unrealized gains arising during the period	103	1,703
Reclassification of realized amount	-	-
Net change in unrealized gain (loss) on securities	103	1,703
Less tax impact	35	579
Other comprehensive income:	68	1,124

Comprehensive income	$1,297	$2,898

See Accompanying Notes to Consolidated Financial Statements

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	2009	2008
Cash flows from operating activities
Net income	$1,229	$1,774
Adjustments to reconcile net income to net cash from operating activities
Depreciation	270	189
Provision for loan losses	102	(135)
Amortization (accretion), net	98	(7)
FHLB stock dividends	-	(33)
OREO writedowns (gains on sales), net	94	5
Stock compensation expense	14	26
Loans originated for sale	(4,213)	(7,020)
Secondary market loans sold	5,147	5,654
Secondary market income	(83)	(161)
Changes in :
Interest receivable	877	(83)
Other assets	93	(61)
Interest payable	(70)	(23)
Other liabilities	(22)	370
Net cash from operating activities	3,536	495

Cash flows from investing activities
Purchases of securities available for sale	(34,215)	(44,059)
Proceeds from maturities and calls of securities available for sale	54,428	21,970
Redemption of FRB and FHLB stock, (net of purchases)	143	9
Net change in federal funds sold	(24,253)	(5,270)
Net change in loans	15	10,483
Purchases of premises and equipment, net	(499)	(401)
Proceeds from sales of other real estate acquired through foreclosure	144	-
Net cash from investing activities	(4,237)	(17,268)

Cash flows from financing activities
Net change in deposits	15,739	15,246
Cash dividends paid	(703)	(524)
Net change in short-term Federal Home Loan Bank advances	(1,000)	-
Repayment of Federal Home Loan Bank advances	(44)	(45)
Repayment of other borrowed funds	(482)	(371)
Net change in federal funds purchased	77	(392)
Net change in agreements to repurchase securities	(5,101)	249
Net cash from financing activities	8,486	14,163

Net change in cash and cash equivalents	7,785	(2,610)

Cash and cash equivalents at beginning of period	22,148	22,365

Cash and cash equivalents at end of period	$29,933	$19,755

(continued)

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
THREE MONTHS ENDED MARCH 31, 2009AND 2008
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	2009	2008
Supplemental disclosures of cash flow information:
Cash paid during period for interest	$2,648	$2,856

Loans transferred to real estate acquired through foreclosure	163	185

See Accompanying Notes to Consolidated Financial Statements

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Premier Financial Bancorp, Inc. (the Company) and its wholly owned subsidiaries:

				March 31, 2009
		Year	Total	Net Income
Subsidiary	Location	Acquired	Assets	Quarter
Citizens Deposit Bank & Trust	Vanceburg, Kentucky	1991	$125,069	$399
Farmers Deposit Bank	Eminence, Kentucky	1996	65,023	153
Ohio River Bank	Ironton, Ohio	1998	87,653	321
First Central Bank, Inc.	Philippi, West Virginia	1998	114,900	155
Boone County Bank, Inc.	Madison, West Virginia	1998	172,164	473
Traders Bank, Inc.	Ravenswood, West Virginia	2008	168,645	141
Mt. Vernon Financial Holdings, Inc.	Huntington, West Virginia	1999	300	(8)
Parent and Intercompany Eliminations			387	(405)
Consolidated Total			$734,141	$1,229

All significant intercompany transactions and balances have been eliminated.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“FAS 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination.  FAS 141(R) is effective for fiscal years beginning on or after December 15, 2008.  Earlier adoption is prohibited.  There was no impact to the Company upon adoption of this standard, but the accounting for future business combinations will be different from prior practice.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51”  (“FAS 160”), which changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. FAS 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008.  Earlier adoption is prohibited. The Company currently does not have any noncontrolling interests in its subsidiaries and therefore the adoption of FAS 160 did not have a significant impact on its results of operations or financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133” (“FAS 161”).  FAS 161 amends and expands the disclosure requirements of SFAS No. 133 for derivative instruments and hedging activities. FAS 161 requires qualitative disclosure about objectives and strategies for using derivative and hedging instruments, quantitative disclosures about fair value amounts of the instruments and gains and losses on such instruments, as well as disclosures about credit-risk features in derivative agreements. FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company currently does not engage in hedging activities and therefore the adoption of this standard did not have a material effect on the Corporation’s financial statements or disclosure requirements.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  1 - BASIS OF PRESENTATION – continued

In February 2008, the FASB issued FASB Staff Position (FSP) SFAS No. 157-2, “Effective Date of FASB Statement No. 157.”  The Corporation adopted this FSP for non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements, effective January 1, 2009.  The adoption of this FSP did not have a material impact on the Corporation’s financial statements or disclosure requirements.

In April 2009, the FASB issued FSP SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  FSP SFAS No. 157-4 provides factors to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability and circumstances that may indicate that a transaction is not orderly.  In those instances, adjustments to the transactions or quoted prices may be necessary to estimate fair value with SFAS No. 157.  This FSP does not apply to Level 1 inputs.  FSP SFAS No. 157-4 also requires additional disclosures, including inputs and valuation techniques used, and changes thereof, to measure the fair value.  FSP SFAS No. 157-4 is effective for interim and annual reporting periods ending after June 15, 2009.  Early adoption is permitted for periods ending after March 15, 2009.  This FSP amends SFAS No. 157 and supersedes FSP SFAS No. 157-3.  FSP SFAS No. 157-4 is not expected to have a material impact on the Corporation’s financial position or results of operation.

In April 2009, the FASB issued FSP SFAS No. 115-2 and SFAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.”  FSP SFAS No. 115-2 and SFAS No. 124-2 applies to debt securities classified as available-for-sale and held-to-maturity and makes other-than-temporary impairment guidance more operational and improves related presentation and disclosure requirements.  This FSP requires that impairment losses related to credit losses will be included in earnings. Impairments related to other factors will be included in other comprehensive income, when management asserts it does not have the intent to sell the security and it is not more likely than not that it will have to sell the security before its recovery.

For debt securities held at the beginning of the interim period of adoption for which an other-than-temporary impairment was previously recognized, if the entity does not intend to sell and it is not more likely than not that it will be required to sell the security before recovery of its amortized cost basis, the entity will recognize the cumulative-effect adjustment, including related tax effects, to the beginning balance of retained earnings and corresponding adjustment to accumulated other comprehensive income.  FSP SFAS No. 115-2 and SFAS No. 124-2 is effective for interim and annual periods ending after June 15, 2009.  This FSP amends SFAS No. 115 and other related guidance.  Early adoption is permitted for periods ending after March 15, 2009.  This FSP amends SFAS No. 157 and supersedes FSP SFAS No. 157-3.   The adoption of these FSP’s is not expected to have a material impact on the Corporation’s financial statements.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  2 –SECURITIES

Amortized cost and fair value of investment securities, by category, at March 31, 2009 are summarized as follows:
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
U. S. Treasury securities	$1,495	$34	$-	$1,529
U. S. agency securities	72,882	581	(75)	73,388
Obligations of states and political subdivisions	7,563	96	(70)	7,589
Mortgage-backed securities of government sponsored agencies	71,062	2,019	(6)	73,075
Total available for sale	$153,002	$2,730	$(151)	$155,581

Amortized cost and fair value of investment securities, by category, at December 31, 2008 are summarized as follows:
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
U. S. Treasury securities	$1,494	$50	$-	$1,544
U. S. agency securities	96,154	1,018	(67)	97,105
Obligations of states and political subdivisions	7,065	75	(10)	7,130
Mortgage-backed securities of government sponsored agencies	68,553	1,479	(70)	69,962
Total available for sale	$173,266	$2,622	$(147)	$175,741

Securities with unrealized losses at March 31, 2009 aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. agency securities	$18,539	$(75)	$-	$-	$18,539	$(75)
Obligations of states and political subdivisions	1,415	(70)	-	-	1,415	(70)
Mortgage-backed securities of government sponsored agencies	932	(6)	-	-	932	(6)

Total temporarily impaired	$20,886	$(151)	$-	$-	$20,886	$(151)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  2–SECURITIES - continued

Securities with unrealized losses at December 31, 2008 aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

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

The investment portfolio is predominately high quality interest-bearing bonds with defined maturity dates backed by the U.S. Government or Government sponsored agencies.  The unrealized losses at March 31, 2009 and December 31, 2008 are price changes resulting from changes in the interest rate environment and are not considered to be other than temporary declines in the value of the securities.  Their fair value is expected to recover as the bonds approach their maturity date and/or market conditions improve.

NOTE  3 – LOANS

Major classifications of loans at March 31, 2009 and December 31, 2008 are summarized as follows:
	2009	2008
Commercial, secured by real estate	$133,966	$133,742
Commercial, other	64,660	61,655
Real estate construction	25,690	26,182
Residential real estate	185,899	185,536
Agricultural	2,217	2,446
Consumer and home equity	49,001	51,793
Other	5,441	5,757
	$466,874	$467,111

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3 – LOANS - continued

The following table sets forth information with respect to the Company’s impaired loans at March 31, 2009 and December 31, 2008.
	2009	2008
Impaired loans at period end with an allowance	$10,981	$11,610
Impaired loan at period end with no allowance	-	-
Amount of allowance for loan losses allocated	1,989	2,208

The following table sets forth information with respect to the Company’s nonperforming loans at March 31, 2009 and December 31, 2008.
	2009	2008
Non-accrual loans	$7,377	$6,943
Accruing loans which are contractually past due 90 days or more	702	625
Restructured loans	1,410	1,203
Total	$9,489	$8,771

NOTE  4 – ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for the three months ended March 31, 2009 and 2008 are as follows:
	Three Months Ended
	March 31,
	2009	2008
Balance, beginning of period	$8,544	$6,497
Gross charge-offs	(165)	(79)
Recoveries	106	124
Provision for loan losses	102	(135)
Balance, end of period	$8,587	$6,407

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  5 – FEDERAL HOME LOAN BANK ADVANCES

The Banks own stock of the Federal Home Loan Bank (FHLB) of Cincinnati, Ohio and the FHLB of Pittsburgh, Pennsylvainia. This stock allows the Banks to borrow advances from the FHLB.

Advances from the FHLB at March 31, 2009 and December 31, 2008 were as follows:

	2009	2008
Payments due at maturity in May 2010, fixed rate at rates from 6.25% to 6.64%, averaging 6.45%	$4,000	$4,000
Payments due monthly with maturities from November 2011 to July 2012, fixed rates from 4.10% to 4.40%, averaging 4.26%	563	607
Overnight borrowed funds	2,000	3,000
	$6,563	$7,607

Advances are secured by the FHLB stock, certain pledged investment securities and substantially all single family first mortgage loans of the participating Banks.  Scheduled principal payments due on advances during the five years subsequent to March 31, 2009 are as follows:

2009 (remaining nine months)	$2,134
2010	4,186
2011	186
2012	57
2013	-
Thereafter	-
$6,563

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  6 - STOCKHOLDERS’ EQUITY AND REGULATORY MATTERS

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

These quantitative measures established by regulation to ensure capital adequacy require the Company and Banks to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of March 31, 2009, that the Company and the Banks meet all quantitative capital adequacy requirements to which they are subject.

Shown below is a summary of regulatory capital ratios for the Company:
	Mar 31, 2009	December 31, 2008	Regulatory Minimum Requirements	To Be Considered Well Capitalized
Tier I Capital (to Risk-Weighted Assets)	14.0%	14.0%	4.0%	6.0%
Total Capital (to Risk-Weighted Assets)	15.3%	15.3%	8.0%	10.0%
Tier I Capital (to Average Assets)	8.7%	8.7%	4.0%	5.0%

As of March 31, 2009, the most recent notification from the FRB categorized the Company and its subsidiary Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum Total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the preceding table.  There are no conditions or events since that notification that management believes have changed the Company’s category.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  7 – STOCK COMPENSATION EXPENSE

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

On February 18, 2009, 47,100 incentive stock options were granted out of the 2002 Plan at an exercise price of $6.55.  These options vest in three equal annual installments ending on February 18, 2012.   February 20, 2008, 45,300 incentive stock options were granted out of the 2002 Plan at an exercise price of $12.92, the closing market price of Premier on the grant date.  These options vest in three equal annual installments ending on February 20, 2011.  On January 17, 2007, 37,000 incentive stock options were granted out of the 2002 Plan at an exercise price of $14.22.  These options vest in three equal annual installments ending on January 17, 2010.  On February 15, 2006, 35,250 incentive stock options were granted out of the 2002 Plan at an exercise price of $16.00.  These options vested in three equal annual installments and were fully vested on February 15, 2009.

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

	2009	2008	2007
Risk-free interest rate	2.74%	3.50%	4.78%
Expected option life (yrs)	10.00	7.00	5.00
Expected stock price volatility	19.26%	23.00%	25.00%
Dividend yield	6.72%	3.10%	1.41%
Weighted average fair value of options granted during the year	$0.37	$2.55	$3.81

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  7 – STOCK COMPENSATION EXPENSE - continued

Compensation expense of $14,000 was recorded for the first three months of 2009 while $26,000 was recorded for the first three months of 2008.  Stock-based compensation expense is recognized ratably over the requisite service period for all awards. Unrecognized stock-based compensation expense related to stock options totaled $63,000 at March 31, 2009. This unrecognized expense is expected to be recognized over the next 34 months based on the vesting periods of the options.

A summary of the Company’s stock option activity and related information is presented below for the three months ended March 31:

	- - - - - - - 2009 - - - - - - - -		- - - - - - - 2008 - - - - - - - -
		Weighted Average Exercise		Weighted Average Exercise
	Options	Price	Options	Price
Outstanding at beginning of year	181,916	$12.47	150,249	$12.65
Grants	47,100	6.55	45,300	12.92
Exercises	-	-	-	-
Forfeitures or expired	(11,567)	12.01	-	-
Outstanding at March 31,	217,449	$8.68	195,549	$12.71

Exercisable at March 31,	131,631		117,433
Weighted average remaining life of options outstanding	5.7		7.4
Weighted average fair value of options granted during the year	$0.37		$2.55

Additional information regarding stock options outstanding and exercisable at March 31, 2009, is provided in the following table:

	- - - - - - - - Outstanding - - - - - - - -			- - - - - - - - Currently Exercisable - - - - - - - -
Range of Exercise Prices	Number	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value

$6.50 to $10.00	85,516	$7.52	$-	38,416	4.4	$8.70	$-
$10.01 to $12.50	29,333	11.62	-	29,333	5.8	11.62	-
$12.51 to $15.00	73,600	13.47	-	34,882	8.2	13.69	-
$15.01 to $17.50	29,000	16.00	-	29,000	6.9	16.00	-
Outstanding - Mar 31, 2009	214,449	11.22	$-	131,631	6.3	12.28	$-

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  8 – FAIR VALUE

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at March 31, 2009 Using
	March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities	$155,581	$-	$155,581	$-

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  8 – FAIR VALUE - continued

		Fair Value Measurements at December 31, 2008 Using
	Dec. 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities	$175,741	$-	$175,741	$-

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at March 31, 2009 Using
	March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired Loans	$8,992	$-	$-	$8,992

		Fair Value Measurements at December 31, 2008 Using
	Dec 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired Loans	$9,402	$-	$-	$9,402

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $10,981,000 at March 31, 2009 with a valuation allowance of $1,989,000 and a carrying amount of $11,610,000 at December 31, 2008 with a valuation allowance of $2,208,000, resulting in a negative provision for loan losses of $219,000 for the period.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  9 – SUBSEQUENT EVENTS

On April 21, 2009, Premier received preliminary approval for the sale of up to $24.1 million of preferred stock and related common warrants under the U.S. Treasury Department’s Capital Purchase Program.  This approval is subject to satisfaction of standard closing conditions and the execution of definitive agreements and closing documents.  The amount is subject to change based upon confirmation by the U.S. Treasury Department of Premier’s eligible risk-weighted assets as of the latest calendar quarter prior to closing.  Issuance of Premier Preferred Stock Pursuant the U.S. Treasury Department’s Capital Purchase Program is a condition precedent to completing the acquisition of Abigail Adams National Bancorp announced on December 31, 2008.

Under the Capital Purchase Program, which is part of the Emergency Economic Stabilization Act, the Treasury Department has agreed to buy preferred stock and related common warrants in qualifying U.S. controlled banks, savings associations, and certain bank and savings and loan holding companies engaged only in financial activities.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
MARCH 31, 2009

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

Net income for the three months ended March 31, 2009 was $1,229,000, or $0.19 per share, compared to net income of $1,774,000, or $0.34 per share for the three months ended March 31, 2008. The decrease in income in 2009 is largely due to decreasing yields on earning assets, particularly federal funds sold, and increases in non-interest expenses as well as the existence of benefits to 2008 net income, such as negative provisions for loan losses and reimbursed collection expenses, which did not reoccur in 2009.   The annualized returns on shareholders’ equity and average assets were approximately 5.44% and 0.68% for the three months ended March 31, 2009 compared to 10.20% and 1.28% for the same period in 2008.

Net interest income for the three months ending March 31, 2009 totaled $6.56 million, up $964,000 or 17.2% from the $5.59 million of net interest income earned in the first three months of 2008, as the $1.349 million of additional net interest income of the combined Traders Bank more than offset the 6.9% decrease in net interest income of Premier’s other five banks.  The operations from the acquisitions of Citizens First Bank (“Citizens First) and Traders Bankshares, Inc. (“Traders”), (now merged together as Traders Bank), both of which occurred at the close of business on April 30, 2008 are included in the consolidated financial statements of Premier only from the date of acquisition and thus are not included in the comparison first quarter of 2008 results.  Interest income in 2009 increased by $709,000 or 8.4%, as a result of the $1.95 million of interest income added by the operations of Traders Bank.  Excluding the operations of Traders Bank, interest income decreased by $1.24 million or 14.7% in 2009.  Interest income on loans decreased by $798,000, due to lower loan yields even though on a higher average volume of loans outstanding.  Interest earned on investments decreased $151,000, due to lower average yields on a lower average volume of investments.  Interest earned on federal funds sold decreased by $288,000, largely due lower yields earned resulting from the Federal Reserve Board of Governors’ policy to stimulate the economy by maintaining the federal funds sold rate near 0.25%.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
MARCH 31, 2009

Partially offsetting the decrease in interest income, interest expense decreased in total by $255,000 or 9.0% in 2009 compared to 2008, which includes the $602,000 of increase in interest expense in 2009 from the Traders Bank operations.  Excluding the Traders Bank operations, interest expense decreased by $857,000 or 30.3% in 2009 compared to the first quarter of 2008.  Interest expense on deposits decreased by $837,000 or 32.3%, largely due to lower rates paid, although on a slightly higher average balance outstanding.  Interest expense on repurchase agreements and other short-term borrowings decreased $20,000, largely due to lower rates paid even though on a larger average balance.  Interest expense on FHLB advances and other borrowings remained unchanged as the increase in interest expense from higher average balance of these borrowings was offset by the lower rates paid on the variable rate portion of the other borrowings.  The decreases in all sources of interest income and expense (excluding the operations of Traders Bank) in 2009 are largely the result of the decrease in market interest rates following the Federal Reserve Bank Board of Governors’ monetary policy changes in 2008.  The Board of Governors’ policy to reduce the federal funds rate to nearly zero coupled with the U.S. Treasury actively buying investment securities has significantly reduced the yield on much of Premier’s earning assets including investments, federal funds sold and variable rate loans.  Premier has tried to offset some of the lower interest income by lowering the rates paid on its deposits and repurchase agreements with customers.  The overall result has been a decrease in Premier’s net interest margin in the first three months of 2009 to 4.01% compared to 4.38% for the same period in 2008.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
MARCH 31, 2009

Additional information on Premier’s net interest income for the first quarter of 2009 and first quarter of 2008 is contained in the following table.

PREMIER FINANCIAL BANCORP, INC.
AVERAGE CONSOLIDATED BALANCE SHEETS
AND NET INTEREST INCOME ANALYSIS

	Three Months Ended March 31, 2009			Three Months Ended March 31, 2008
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
Assets
Interest Earning Assets
Federal funds sold and other	$41,113	$18	0.18%	$39,118	$308	3.16%
Securities available for sale
Taxable	151,572	1,636	4.32	132,485	1,530	4.62
Tax-exempt	7,241	57	4.77	3,809	36	5.73
Total investment securities	158,813	1,693	4.34	136,294	1,566	4.65
Total loans	464,705	7,425	6.48	338,610	6,553	7.76
Total interest-earning assets	664,631	9,136	5.58%	514,022	8,427	6.59%
Allowance for loan losses	(8,569)			(6,560)
Cash and due from banks	24,380			14,222
Other assets	47,084			27,234
Total assets	$727,526			$548,918

Liabilities and Equity
Interest-bearing liabilities
Interest-bearing deposits	$493,293	2,353	1.93	$377,448	2,588	2.75
Short-term borrowings	15,690	33	0.85	12,768	53	1.66
FHLB advances	5,658	72	5.16	4,814	74	6.17
Other borrowings	15,300	120	3.18	8,208	118	5.77
Total interest-bearing liabilities	529,941	2,578	1.97%	403,238	2,833	2.82%
Non-interest bearing deposits	103,380			74,141
Other liabilities	3,762			2,735
Shareholders’ equity	90,443			68,804
Total liabilities and equity	$727,526			$548,918

Net interest earnings		$6,558			$5,594
Net interest spread			3.61%			3.77%
Net interest margin			4.01%			4.38%

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
MARCH 31, 2009

Non-interest income increased $104,000 to $1,170,000 for the first three months of 2009.  Included in this increase is $228,000 of non-interest income from the operations of Traders Bank. Excluding their operations, service charges on deposit accounts decreased by $58,000 or 9.1%, secondary market mortgage income decreased by $78,000 or 48.4%, while electronic banking income (income from debit/credit cards, ATM fees and internet banking charges) increased by $18,000 or 11.0%.  The decrease in service charges on deposit accounts is largely due to lower total NSF fees as Premier believes that deposit customers seem to keep a closer watch on their available deposit balances as economic conditions tighten.  Secondary market mortgage income decreased significantly as the number of mortgage buyers in the private sector has decreased substantially and government agency buyers have increased their requirements to approve the purchase of mortgage loans.  Premier concentrates its efforts on selling high quality mortgage loans and routinely searches for new buyers for these loans; however, the volume of future sales may depend on factors beyond the control of the Company.  Electronic banking income increased largely due to continued increases in Premier’s deposit customer base and customers’ greater propensity to use electronic means to conduct their banking business.  Premier’s conversion to a more modern banking software system in 2005 has allowed Premier to offer more electronic banking services and made it easier for customers to conduct their banking electronically.

Non-interest expenses for the first quarter of 2009 totaled $5,764,000 or 3.21% of average assets on an annualized basis compared to $4,122,000 or 3.01% of average assets for the same period of 2008.  The $1,642,000 increase in non-interest expenses in 2009 when compared to the first quarter of 2008 is largely due to the $1,371,000 of additional non-interest expenses from the operations of Traders Bank.  Excluding their operations, non-interest expense in the first quarter of 2009 increased by $271,000 or 6.6%.  Excluding the operations of Traders Bank, staff costs increased by $70,000 or 3.1%, in 2009, professional fees increased by $109,000 or 60.9%, and other operating expenses increased by $129,000 or 33.2%.  These increases were partially offset by a $39,000 decrease in write-downs, expenses and sales of other real estate owned (OREO) and a $10,000 decrease in taxes other than payroll, property and income.  The increase in staff costs in 2009 was largely due to normal salary and benefit increases.  Occupancy and equipment expenses increased by only $3,000, or 0.6% in the first quarter of 2009, while outside data processing costs remained unchanged from the first quarter of 2008.  Professional fees increased largely due to legal expenses incurred in connection with the proposed acquisition of Abigail Adams National Bancorp and other legal fees incurred to settle outstanding lawsuits. Other operating expenses were higher in the first quarter of 2009 largely due to $125,000 of collections expenses that were reimbursed to the Company in the first quarter 2008 reducing the amount of reported expenses in 2008.  Other operating expense also includes a $23,000 or 47.9% increase in FDIC insurance premiums in the first quarter of 2009 compared to the same quarter in 2008.

Income tax expense was $633,000 for the first three months of 2009 compared to $899,000 for the first three months of 2008.  The effective tax rate for the three months ended March 31, 2009 increased slightly to 34.0% compared to the 33.6% effective tax rate for the same period in 2008.  The decrease in income tax expense can be primarily attributed to the decrease in pre-tax income detailed above.  The increase in the effective tax rate is largely due to certain expenses incurred in connection with the planned acquisition of Abigail Adams that are not deductible for income tax purposes.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
MARCH 31, 2009

B.         Financial Position

Total assets at March 31, 2009 increased $9.6 million to $734.1 million from the $724.5 million at December 31, 2008.  Earning assets increased to $667.7 million at March 31, 2009 from the $664.1 million at December 31, 2008, an increase of $3.6 million, or 0.5%.  The increase in earnings assets was largely due to an increase in federal funds sold and cash and due from banks, with a partially offsetting decrease in securities available-for-sale (see below).

Cash and due from banks at March 31, 2009 was $29.9 million, a $7.8 million increase from the $22.1 million at December 31, 2008.  Federal funds sold increased $24.3 million from the $15.9 million reported at December 31, 2008.  Changes in these two highly liquid assets are generally in response to increases in deposits, the demand for deposit withdrawals or the funding of loans and are part of Premier’s management of its liquidity and interest rate risks.  The increase in federal funds sold during the first three months of 2009 is in response to proceeds from increases in total deposits plus funds from the early redemption of investment securities by the issuers.  Premier has been reluctant to reinvest these funds as investment yields on seasoned securities have been suppressed by the U.S. Treasury’s program to purchase investment securities in the open market.  Similarly, yields on newly issued high quality securities are also very low due to the low interest rate environment resulting from the U.S. Treasury’s program and the Federal Reserve’s policy on interest rates.  The increase in cash and due from banks is a result of keeping additional funds on deposit with the Federal Reserve which is paying a higher rate of interest than most yields on Federal Funds Sold.

Securities available for sale totaled $155.6 million at March 31, 2009, a $20.2 million decrease from the $175.7 million at December 31, 2008.  The decrease was largely due to $54.4 million of investment calls at maturities that occurred during the first three months of 2009 versus the $34.2 million of new investment purchases during the same period.  The investment portfolio is predominately high quality interest-bearing bonds with defined maturity dates backed by the U.S. Government or Government sponsored agencies.  The unrealized gains at March 31, 2009 and December 31, 2008 are price changes resulting from changes in the interest rate environment.  Additional details on investment activities can be found in the Consolidated Statements of Cash Flows.

Total loans at March 31, 2009 were $466.9 million compared to $467.1 million at December 31, 2008, a decrease of approximately $237,000.  The slight decrease in loans is largely due to new loan production which substantially offset loan payoffs and principal payments during the first quarter of 2009.

Deposits totaled $604.9 million as of March 31, 2009, a $15.7 million increase from the $589.2 million in deposits at December 31, 2008.  The overall increase in deposits is due an across the board increase in deposit balances at Premier’s subsidiary banks.  Non-interest bearing deposits increased by $4.5 million or 4.4%, from December 31, 2008 to March 31, 2009.  Likewise, other interest bearing deposits (CD’s under $100,000, savings accounts and interest bearing transaction accounts) increased by $4.9 million or 1.2% during the same time frame.  Time deposits $100,000 and over increased by $6.3 million or 8.9%, from December 31, 2008 to March 31, 2009.  Contrary to the trend in total deposits, repurchase agreements with corporate and public entity customers decreased during the first quarter of 2009, declining by $5.0 million to $13.3 million as of March 31, 2009.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
MARCH 31, 2009

Long-term Federal Home Loan Bank (FHLB) advances declined by $44,000 in the first three months of 2009, and other borrowed funds decreased by $482,000 during that time due to regularly scheduled principal payments.  FHLB advances also decreased by $1.0 million as the $3.0 million of overnight borrowings from the FHLB at December 31, 2008 was reduced to $2.0 million at March 31, 2009.  See Note 5 to the consolidated financial statements for additional information on the Company’s outstanding FHLB advances.

The following table sets forth information with respect to the Company’s nonperforming assets at March 31, 2009 and December 31, 2008.

	(In Thousands)
	2009	2008
Non-accrual loans	$7,377	$6,943
Accruing loans which are contractually past due 90 days or more	702	625
Restructured	1,410	1,203
Total non-performing loans	9,489	8,771
Other real estate acquired through foreclosure (OREO)	981	1,056
Total non-performing assets	$10,470	$9,827

Non-performing loans as a percentage of total loans	2.03%	1.88%

Non-performing assets as a percentage of total assets	1.43%	1.36%

Total non-performing loans have increased since year-end, due to increases on non-accrual loans, loans past due 90 days or more and loans restructured in an effort help borrowers meet their obligation to repay their loans.  These increases were partially offset by a decrease in other real estate acquired through foreclosure.  The increase in non-accrual loans was largely due to three commercial credits going past due at the newly acquired Traders Bank.  Premier continues to make a significant effort to reduce its past due and non-performing loans by reviewing loan files, using the courts to bring borrowers current with the terms of their loan agreements and/or the foreclosure and sale of OREO properties.  As in the past, when these plans are executed, Premier may experience increases in non-performing loans and non-performing assets.  Furthermore, any resulting increases in loans placed on non-accrual status will have a negative impact on future loan interest income.  Also, as these plans are executed, other loans may be identified that would necessitate additional charge-offs and potentially additional provisions for loan losses.

During the first quarter of 2009, the Company recorded $102,000 of additional provisions for loan losses.  This compares to the reversal $135,000 of previously recorded provisions for loan losses, commonly referred to as “negative provisions”, during the first quarter of 2008.  Any increases or decreases in the provision for loan losses are made in accordance with Premier’s policies regarding management’s estimation of probable incurred losses in the loan portfolio and the adequacy of the allowance for loan losses, which are in accordance with accounting principles generally accepted in the United States of America.  The additional provisions recorded during the first quarter of 2009 were in response to Premier’s estimation of increased credit risk in the loan portfolio due to uncertainties related to the ability of borrowers’ to repay loans in a declining economy, the Company’s increase in non-accrual and loans past due more than 90 days and the level of charge-offs recorded during the first three months of 2009.  The negative provisions in the first quarter of 2008 were the combined result of continued improvement in the estimated credit risk at banks formerly

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
MARCH 31, 2009

subject to regulatory agreements, payments on loans previously identified as having significant credit risk, net recoveries recorded during the quarter and the $10.6 million decline in loans outstanding.  In the coming months, as management evaluates the adequacy of the allowance for loan losses, Premier will continue to monitor the impact that national housing market price declines may have on its local markets and local collateral valuations and also the impact that the downturn in the national economy will have on local businesses and individual borrowers, potentially affecting their repayment patterns.  While some price deterioration is expected, it is not currently anticipated that Premier’s markets will be impacted as severely as other areas of the country due to the historically modest increases in real estate values in the Company’s markets.  Future provisions to the allowance for loan losses, positive or negative, will depend on future improvement or deterioration in estimated credit risk in the loan portfolio as well as whether additional payments are received on loans having significant credit risk.

Gross charge-offs totaled $165,000 during the first three months of 2009.  Any collections on these loans would be presented in future financial statements as recoveries of the amounts charged against the allowance.  Recoveries recorded during the first three months of 2009 totaled $106,000, resulting in net charge-offs for the first quarter of 2009 of $59,000.  This compares to $45,000 of net recoveries recorded in the first quarter of 2008.  The allowance for loan losses at March 31, 2009 was 1.84% of total loans as compared to 1.83% at December 31, 2008.  The slightly increasing percentage of allowance for loan losses to total loans is largely due to $102,000 of additional provisions for loan losses exceeding the $59,000 of net charge-offs recorded in the first quarter of 2009 as there was very little change in total loans outstanding during that time.

C.         Critical Accounting Policies

The Company follows financial accounting and reporting policies that are in accordance with generally accepted accounting principles in the United States of America.  These policies are presented in Note 1 to the consolidated audited financial statements in the Company's annual report on Form 10-K for the year ended December 31, 2008.  Some of these accounting policies, as discussed below, are considered to be critical accounting policies.  Critical accounting policies are those policies that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  The Company has identified two accounting policies that are critical accounting policies, and an understanding of these policies is necessary to understand the financial statements.  These policies relate to determining the adequacy of the allowance for loan losses and the impairment of goodwill.  A detailed description of these accounting policies is contained in the Company’s annual report on Form 10-K for the year ended December 31, 2008.  There have been no significant changes in the application of these accounting policies since December 31, 2008.

           Management believes that the judgments, estimates and assumptions used in the preparation of the consolidated financial statements are appropriate given the factual circumstances at the time.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
MARCH 31, 2009

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

2.	Cash flow generated by repayment of loans and interest.

3.	Arrangements with correspondent banks for purchase of unsecured federal funds.

4.	The sale of securities under repurchase agreements and borrowing from the Federal Home Loan Bank.

5.	Maintenance of an adequate available-for-sale security portfolio. The Company owns $155.6 million of securities at fair value as of March 31, 2009.

The cash flow statements for the periods presented in the financial statements provide an indication of the Company’s sources and uses of cash as well as an indication of the ability of the Company to maintain an adequate level of liquidity.

E.           Capital

At March 31, 2009, total shareholders’ equity of $90.0 million was 12.3% of total assets.  This compares to total shareholders’ equity of $89.4 million or 12.3% of total assets on December 31, 2008.

Tier I capital totaled $61.1 million at March 31, 2009, which represents a Tier I leverage ratio of 8.7%.  This ratio is unchanged from the 8.7% at December 31, 2008 as the growth in Tier I capital kept pace with the growth in total assets during the first quarter of 2009.

Book value per share was $14.08 at March 31, 2009, and $13.99 at December 31, 2008.  The increase in book value per share was the result of the $0.19 per share earned during the quarter less the $0.11 per share common dividend.  Also increasing the book value per share was $68,000 of other comprehensive income for the first three months of 2009 related to the after tax increase in the market value of investment securities available for sale.

PREMIER FINANCIAL BANCORP, INC.
MARCH 31, 2009

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company currently does not engage in any derivative or hedging activity.  Refer to the Company’s 2008 10-K for analysis of the interest rate sensitivity.  The Company believes there have been no significant changes in the interest rate sensitivity since previously reported on the Company’s 2008 10-K.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, we believe that, as of March 31, 2009, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s 2008 annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

/s/ Robert W. Walker	/s/ Brien M. Chase
Robert W. Walker, President and	Brien M. Chase, Senior Vice President
Chief Executive Officer	and Chief Financial Officer

Date: May 14, 2009	Date: May 14, 2009

PREMIER FINANCIAL BANCORP, INC.
MARCH 31, 2009

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

PREMIER FINANCIAL BANCORP, INC.
MARCH 31, 2009

PART II - OTHER INFORMATION

Item 1.        Legal Proceedings                                                                        None

Item 1A.     Risk Factors

Please refer to Premier’s Annual Report on Form 10-K for the year ended December 31, 2008 for disclosures with respect to Premier’s risk factors at December 31, 2008. There have been no material changes since year-end 2008 in the specified risk factors disclosed in the Annual Report on Form 10-K.

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
MARCH 31, 2009

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PREMIER FINANCIAL BANCORP, INC.

Date: May 14, 2009                                         /s/ Robert W. Walker
Robert W. Walker
President & Chief Executive Officer

Date: May 14, 2009                                         /s/ Brien M. Chase
Brien M. Chase
Senior Vice President & Chief Financial Officer