Form 10-Q
period 2009-06-30
PREMIER FINANCIAL BANCORP INC
filed 2009-08-13
CIK 887919

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐.

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

         Common stock, no par value, – 6,392,772 shares outstanding at August 1, 2009

PREMIER FINANCIAL BANCORP, INC.
JUNE 30, 2009

2.

PREMIER FINANCIAL BANCORP, INC.
JUNE 30, 2009

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

3.

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2009 AND DECEMBER 31, 2008
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	(UNAUDITED)
	2009	2008
ASSETS
Cash and due from banks	$25,133	$22,148
Federal funds sold	12,979	15,899
Securities available for sale	180,911	175,741
Loans held for sale	3,805	1,193
Loans	465,077	467,111
Allowance for loan losses	(8,450)	(8,544)
Net loans	456,627	458,567
Federal Home Loan Bank and Federal Reserve Bank stock	3,874	3,931
Premises and equipment, net	11,443	11,367
Real estate and other property acquired through foreclosure	997	1,056
Interest receivable	3,004	3,720
Goodwill	28,724	28,543
Other intangible assets	1,287	1,431
Other assets	484	869
Total assets	$729,268	$724,465

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Non-interest bearing	$106,762	$101,588
Time deposits, $100,000 and over	78,058	71,145
Other interest bearing	416,962	416,449
Total deposits	601,782	589,182
Federal funds purchased	-	-
Securities sold under agreements to repurchase	12,144	18,351
Federal Home Loan Bank advances	6,219	7,607
Other borrowed funds	14,599	15,560
Interest payable	952	1,054
Other liabilities	3,463	3,289
Total liabilities	639,159	635,043

Stockholders' equity
Preferred stock, no par value; 1,000,000 shares authorized;
none issued or outstanding	-	-
Common stock, no par value; 10,000,000 shares authorized;
6,392,772 shares issued and outstanding	2,264	2,264
Additional paid in capital	58,292	58,265
Retained earnings	28,524	27,346
Accumulated other comprehensive income	1,029	1,547
Total stockholders' equity	90,109	89,422
Total liabilities and stockholders' equity	$729,268	$724,465

See Accompanying Notes to Consolidated Financial Statements
4.

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Interest income
Loans, including fees	$7,453	$7,296	$14,878	$13,849
Securities available for sale
Taxable	1,587	1,858	3,223	3,388
Tax-exempt	61	57	118	93
Federal funds sold and other	19	222	37	530
Total interest income	9,120	9,433	18,256	17,860

Interest expense
Deposits	2,236	2,751	4,589	5,339
Repurchase agreements and other	29	53	62	106
FHLB advances and other borrowings	193	180	385	372
Total interest expense	2,458	2,984	5,036	5,817

Net interest income	6,662	6,449	13,220	12,043
Provision for loan losses	110	91	212	(44)
Net interest income after provision for loan losses	6,552	6,358	13,008	12,087

Non-interest income
Service charges on deposit accounts	828	825	1,553	1,463
Electronic banking income	256	219	492	382
Secondary market mortgage income	129	139	212	300
Gain on sale of securities	-	93	-	93
Other	113	276	239	380
	1,326	1,552	2,496	2,618
Non-interest expenses
Salaries and employee benefits	2,656	2,534	5,450	4,759
Occupancy and equipment expenses	651	668	1,363	1,168
Outside data processing	779	591	1,534	1,175
Professional fees	241	222	582	401
Taxes, other than payroll, property and income	175	164	353	318
Write-downs, expenses, sales of other real estate owned, net	54	20	131	30
Supplies	100	98	208	180
FDIC insurance	515	83	606	131
Other expenses	714	624	1,422	964
	5,885	5,004	11,649	9,126
Income before income taxes	1,993	2,906	3,855	5,579
Provision for income taxes	638	976	1,271	1,875

Net income	$1,355	$1,930	$2,584	$3,704

Weighted average shares outstanding:
Basic	6,393	6,012	6,393	5,625
Diluted	6,393	6,018	6,393	5,653

Net income per share:
Basic	$0.21	$0.32	$0.40	$0.66
Diluted	0.21	0.32	0.40	0.66
Dividends per share	0.11	0.11	0.22	0.21

See Accompanying Notes to Consolidated Financial Statements
5.

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income	$1,355	$1,930	$2,584	$3,704

Other comprehensive income:
Unrealized losses arising during the period	(888)	(5,539)	(785)	(1,983)
Reclassification of realized amount	-	(93)	-	(93)
Net change in unrealized gain (loss) on securities	(888)	(5,632)	(785)	(2,076)
Less tax impact	(302)	(1,915)	(267)	(706)
Other comprehensive loss:	(586)	(3,717)	(518)	(1,370)

Comprehensive income (loss)	$769	$(1,787)	$2,066	$2,334

See Accompanying Notes to Consolidated Financial Statements
6.

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	2009	2008
Cash flows from operating activities
Net income	$2,584	$3,704
Adjustments to reconcile net income to net cash from operating activities
Depreciation	516	461
Provision for loan losses	212	(44)
Amortization (accretion), net	251	(8)
FHLB stock dividends	-	(67)
OREO writedowns (gains on sales), net	133	21
Stock compensation expense	27	57
Loans originated for sale	(14,987)	(15,727)
Secondary market loans sold	12,587	14,949
Secondary market income	(212)	(300)
Changes in :
Interest receivable	716	5
Other assets	421	1,003
Interest payable	(102)	(115)
Other liabilities	174	239
Net cash from operating activities	2,320	4,178

Cash flows from investing activities
Purchases of securities available for sale	(85,061)	(58,350)
Proceeds from maturities and calls of securities available for sale	78,953	44,099
Proceeds from sales of securities available for sale	-	1,995
Redemption of FRB and FHLB stock, (net of purchases)	107	(99)
Purchases of subsidiaries, net of cash received	-	(8,717)
Net change in federal funds sold	2,920	7,034
Net change in loans	1,429	(7,887)
Purchases of premises and equipment, net	(592)	(716)
Proceeds from sale of other real estate acquired through foreclosure	225	266
Net cash from investing activities	(2,019)	(22,375)

Cash flows from financing activities
Net change in deposits	12,646	2,346
Cash dividends paid	(1,406)	(1,227)
Net change in short-term Federal Home Loan Bank advances	(1,300)	-
Repayment of Federal Home Loan Bank advances	(88)	(91)
Repayment of other borrowed funds	(961)	(3,297)
Proceeds from other borrowings	-	11,532
Net change in federal funds purchased	-	(191)
Net change in agreements to repurchase securities	(6,207)	11,328
Net cash from financing activities	2,684	20,400

Net change in cash and cash equivalents	2,985	2,203

Cash and cash equivalents at beginning of period	22,148	22,365

Cash and cash equivalents at end of period	$25,133	$24,568

(continued)
7.

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	2009	2008
Supplemental disclosures of cash flow information:
Cash paid during period for interest	$5,138	$5,932

Loans transferred to real estate acquired through foreclosure	299	251

Subsidiaries acquired
Fair value of assets acquired from Citizens First Bank, Inc.	$-	$68,048
Common stock issued to acquire Citizens First Bank, Inc.	-	6,400
Cash paid for capital stock of Citizens First Bank, Inc.	-	5,300
Liabilities assumed of Citizens First Bank, Inc.	-	$56,348

Fair value of assets acquired from Traders Bankshares, Inc.	$-	$112,488
Common stock issued to acquire Traders Bankshares, Inc.	-	9,138
Cash paid for capital stock of Traders Bankshares, Inc.	-	9,002
Liabilities assumed of Traders Bankshares, Inc.	-	$94,348

See Accompanying Notes to Consolidated Financial Statements
8.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Premier Financial Bancorp, Inc. (the Company) and its wholly owned subsidiaries:

				June 30, 2009
		Year	Total	Net Income
Subsidiary	Location	Acquired	Assets	Qtr	Six Mos
Citizens Deposit Bank & Trust	Vanceburg, Kentucky	1991	$124,564	$396	$795
Farmers Deposit Bank	Eminence, Kentucky	1996	64,801	72	225
Ohio River Bank	Ironton, Ohio	1998	88,744	268	589
First Central Bank, Inc.	Philippi, West Virginia	1998	118,075	274	429
Boone County Bank, Inc.	Madison, West Virginia	1998	168,770	438	911
Traders Bank	Spencer, West Virginia	2008	165,034	269	410
Mt. Vernon Financial Holdings, Inc.	Huntington, West Virginia	1999	301	(7)	(15)
Parent and Intercompany Eliminations			(1,021)	(355)	(760)
Consolidated Total			$729,268	$1,355	$2,584

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

In April 2009, the FASB issued FSP SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  FSP SFAS No. 157-4 emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants.  The FSP provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity.   In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value.  The FSP also requires increased disclosures.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively.  Early adoption is permitted for periods ending after March 15, 2009.  The adoption of this FSP at June 30, 2009 did not have a material impact on the results of operations or financial position.

In April 2009, the FASB issued FSP SFAS No. 115-2 and SFAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.”  FSP SFAS No. 115-2 and SFAS No. 124-2 applies to debt securities classified as available-for-sale and held-to-maturity and makes other-than-temporary impairment guidance more operational and improves related presentation and disclosure requirements.  This FSP requires that impairment losses related to credit losses will be included in earnings. Impairments related to other factors will be included in other comprehensive income, when management asserts it does not have the intent to sell the security and it is not more likely than not that it will have to sell the security before its recovery.  For debt securities held at the beginning of the interim period of adoption for which an other-than-temporary impairment was previously recognized, if the entity does not intend to sell and it is not more likely than not that it will be required to sell the security before recovery of its amortized cost basis, the entity will recognize the cumulative-effect adjustment, including related tax effects, to the beginning balance of retained earnings and corresponding adjustment to accumulated other comprehensive income.  FSP SFAS No. 115-2 and SFAS No. 124-2 is effective for interim and annual periods ending after June 15, 2009.  This FSP amends SFAS No. 115 and other related guidance.  Early adoption is permitted for periods ending after March 15, 2009.  This FSP amends SFAS No. 157 and supersedes FSP SFAS No. 157-3.   The adoption of these FSP’s on April 1, 2009 did not have a material impact on the results of operations or financial position.

10.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  1 - BASIS OF PRESENTATION – continued

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“FAS 165”). FAS 165 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires entities to disclose the date through which it has evaluated subsequent events and the basis for that date. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. SFAS 165 was effective for the Company as of June 30, 2009. The adoption of SFAS 165 did not have a material impact on our financial condition, results of operations or disclosures.

In April 2009, the FASB issued FSP No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107,  Disclosures about Fair Value of Financial Instruments , to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009.  The adoption of this FSP at June 30, 2009 did not have a material impact on the results of operations or financial position as it only required disclosures which are included in Note 8.

11.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  2 –SECURITIES

Amortized cost and fair value of investment securities, by category, at June 30, 2009 are summarized as follows:
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
Mortgage-backed securities
U. S. agency MBS - residential	$48,964	$1,233	$(7)	$50,190
U. S. agency CMO’s	21,346	604	(5)	21,945
Total mortgage-backed securities of government sponsored agencies	70,310	1,837	(12)	72,135
U. S. Treasury securities	997	12	-	1,009
U. S. agency securities	100,429	416	(558)	100,287
Obligations of states and political subdivisions	7,484	59	(63)	7,480
Total available for sale	$179,220	$2,324	$(633)	$180,911

Amortized cost and fair value of investment securities, by category, at December 31, 2008 are summarized as follows:
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
U. S. Treasury securities	$1,494	$50	$-	$1,544
U. S. agency securities	96,154	1,018	(67)	97,105
Obligations of states and political subdivisions	7,065	75	(10)	7,130
Mortgage-backed securities of government sponsored agencies	68,553	1,479	(70)	69,962
Total available for sale	$173,266	$2,622	$(147)	$175,741

The amortized cost and fair value of securities at June 30, 2009 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available for sale
Due in one year or less	$9,148	$9,257
Due after one year through five years	83,581	83,446
Due after five years through ten years	16,181	16,073
Mortgage-backed securities of government sponsored agencies	70,310	72,135
Total available for sale	$179,220	$180,911

12.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  2–SECURITIES - continued

Securities with unrealized losses at June 30, 2009 aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. agency securities	$59,375	$(558)	$-	$-	$59,375	$(558)
Obligations of states and political subdivisions	2,656	(63)	-	-	2,656	(63)
U. S. agency MBS – residential	2,703	(7)	-	-	2,703	(7)
U. S. agency CMO’s	2,527	(5)	-	-	2,527	(5)

Total temporarily impaired	$67,261	$(633)	$-	$-	$67,261	$(633)

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

The investment portfolio is predominately high quality interest-bearing bonds with defined maturity dates backed by the U.S. Government or Government sponsored agencies.  The unrealized losses at June 30, 2009 and December 31, 2008 are price changes resulting from changes in the interest rate environment and are not considered to be other than temporary declines in the value of the securities.  Their fair value is expected to recover as the bonds approach their maturity date and/or market conditions improve.

13.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  2–SECURITIES - continued

Other-Than-Temporary-Impairment

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. The investment securities portfolio is evaluated for OTTI by segregating the portfolio into two general segments and applying the appropriate OTTI model. Investment securities classified as available for sale are generally evaluated for OTTI under Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“FAS 115”).  In determining OTTI for investments under the SFAS No. 115 model, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

When OTTI occurs, the amount of the OTTI recognized in earnings depends on whether an entity intends to sell the security or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss.  If an entity intends to sell or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss, the OTTI shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the OTTI shall be separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment.

14.

 PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3 – LOANS

Major classifications of loans at June 30, 2009 and December 31, 2008 are summarized as follows:
	2009	2008
Commercial, secured by real estate	$133,285	$133,742
Commercial, other	61,911	61,655
Real estate construction	27,799	26,182
Residential real estate	186,609	185,536
Agricultural	2,650	2,446
Consumer and home equity	47,770	51,793
Other	5,053	5,757
	$465,077	$467,111

The following table sets forth information with respect to the Company’s impaired loans at June 30, 2009 and December 31, 2008
	2009	2008
Impaired loans at period end with an allowance	$10,393	$11,610
Impaired loan at period end with no allowance	-	-
Amount of allowance for loan losses allocated	2,122	2,208

The following table sets forth information with respect to the Company’s nonperforming loans at June 30, 2009 and December 31, 2008.
	2009	2008
Non-accrual loans	$6,776	$6,943
Accruing loans which are contractually past due 90 days or more	609	625
Restructured loans	1,348	1,203
Total	$8,733	$8,771

NOTE  4 – ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for the three and six months ended June 30, 2009 and 2008 are as follows:
	Three Months Ended		Six Months Ended
	June 30		June 30,
	2009	2008	2009	2008
Balance, beginning of period	$8,587	$6,407	$8,544	$6,497
Gross charge-offs	(311)	(186)	(476)	(265)
Recoveries	64	137	170	261
Allowance related to acquired banks	-	2,300	-	2,300
Provision for loan losses	110	91	212	(44)
Balance, end of period	$8,450	$8,749	$8,450	$8,749

15.

 PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  5 – FEDERAL HOME LOAN BANK ADVANCES

The Banks own stock of the Federal Home Loan Bank (FHLB) of Cincinnati, Ohio and the FHLB of Pittsburgh, Pennsylvania. This stock allows the Banks to borrow advances from the FHLB.

Advances from the FHLB at June 30, 2009 and December 31, 2008 were as follows:

	2009	2008
Payments due at maturity in May 2010, fixed rate at rates from 6.25% to 6.64%, averaging 6.45%	$4,000	$4,000
Payments due monthly with maturities from November 2011 to July 2012, fixed rates from 4.10% to 4.40%, averaging 4.26%	519	607
Overnight borrowed funds	1,700	3,000
	$6,219	$7,607

Advances are secured by the FHLB stock, certain pledged investment securities and substantially all single family first mortgage loans of the participating Banks.  Scheduled principal payments due on advances during the five years subsequent to June 30, 2009 are as follows:

2009 (remaining six months)	$1,814
2010	4,177
2011	177
2012	51
2013	-
Thereafter	-
$6,219

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

These quantitative measures established by regulation to ensure capital adequacy require the Company and Banks to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of June 30, 2009, that the Company and the Banks meet all quantitative capital adequacy requirements to which they are subject.

Shown below is a summary of regulatory capital ratios for the Company:
	June 30, 2009	December 31, 2008	Regulatory Minimum Requirements	To Be Considered Well Capitalized
Tier I Capital (to Risk-Weighted Assets)	14.1%	14.0%	4.0%	6.0%
Total Capital (to Risk-Weighted Assets)	15.4%	15.3%	8.0%	10.0%
Tier I Capital (to Average Assets)	8.8%	8.7%	4.0%	5.0%

As of June 30, 2009, the most recent notification from the FRB categorized the Company and its subsidiary Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum Total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the preceding table.  There are no conditions or events since that notification that management believes have changed the Company’s category.

17.

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

18.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  7 – STOCK COMPENSATION EXPENSE - continued

Compensation expense of $27,000 was recorded for the first six months of 2009 compared to $57,000 for the first six months of 2008.  For the three months ended June 30, $13,000 was recorded for 2009 while $31,000 was recorded for 2008.  Stock-based compensation expense is recognized ratably over the requisite service period for all awards. Unrecognized stock-based compensation expense related to stock options totaled $49,000 at June 30, 2009. This unrecognized expense is expected to be recognized over the next 31 months based on the vesting periods of the options.

A summary of the Company’s stock option activity and related information is presented below for the six months ended June 30:

	- - - - - - - 2009 - - - - - - - -		- - - - - - - 2008 - - - - - - - -
		Weighted Average Exercise		Weighted Average Exercise
	Options	Price	Options	Price
Outstanding at beginning of year	181,916	$12.47	150,249	$12.65
Grants	47,100	6.55	45,300	12.92
Exercises	-	-	-	-
Forfeitures or expired	(11,567)	12.01	-	-
Outstanding at June 30,	217,449	$8.68	195,549	$12.71

Exercisable at June 30,	131,631		117,433
Weighted average remaining life of options outstanding	7.2		7.1
Weighted average fair value of options granted during the year	$0.37		$2.55

Additional information regarding stock options outstanding and exercisable at June 30, 2009, is provided in the following table:

	- - - - - - - - Outstanding - - - - - - - -			- - - - - - - - Currently Exercisable - - - - - - - -
Range of Exercise Prices	Number	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value

$6.50 to $10.00	85,516	$7.52	$-	38,416	4.1	$8.70	$-
$10.01 to $12.50	29,333	11.62	-	29,333	5.6	11.62	-
$12.51 to $15.00	73,600	13.47	-	34,882	8.0	13.69	-
$15.01 to $17.50	29,000	16.00	-	29,000	6.6	16.00	-
Outstanding - June 30, 2009	217,449	11.22	$-	131,631	6.0	12.28	$-

19.

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

Premier used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Investment Securities:  The fair values for investment securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). Discounted cash flows are calculated using spread to swap and LIBOR curves that are updated to incorporate loss severities, volatility, credit spread and optionality. During times when trading is more liquid, broker quotes are used (if available) to validate the model. Rating agency and industry research reports as well as defaults and deferrals on individual securities are reviewed and incorporated into the calculations.

Impaired Loans:  The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value.

20.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  8 – FAIR VALUE- continued

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at June 30, 2009 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale
Mortgage-backed securities
U. S. agency MBS - residential	$50,190	$-	$50,190	$-
U. S. agency CMO’s	21,945	-	21,945	-
Total mortgage-backed securities of government sponsored agencies	72,135	-	72,135	-
U. S. Treasury securities	1,009	-	1,009	-
U. S. agency securities	100,287	-	100,287	-
Obligations of states and political subdivisions	7,480	-	7,340	140
Total available for sale	$180,911	$-	$180,771	$140

		Fair Value Measurements at December 31, 2008 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale
U. S. Treasury securities	$1,544	$-	$1,544	$-
U. S. agency securities	97,105	-	97,105	-
Mortgage-backed securities of government sponsored agencies	69,962	-	69,962	-
Obligations of states and political subdivisions	7,130	-	7,130	-
Total available for sale	$175,741	$-	$175,741	$-

21.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  8 – FAIR VALUE - continued

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three month and six month periods ended June 30, 2009:

Securities Available-for-sale
	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Balance of recurring Level 3 assets at beginning of period	$-	$-
Total gains or losses (realized/unrealized):
Included in earnings – realized	-	-
Included in earnings – unrealized	-	-
Included in other comprehensive income	-	-
Purchases, sales, issuances and settlements, net	-	-
Transfers in and/or out of Level 3	140	140
Balance of recurring Level 3 assets at June 30, 2009	$140	$140

22.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  8 – FAIR VALUE - continued

In accordance with FSP FAS 107-1, the carrying amounts and estimated fair values of financial instruments at June 30, 2009 and December 31, 2008 were as follows:

	June 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and due from banks	$25,133	$25,133	$22,148	$22,148
Federal funds sold	12,979	12,979	15,899	15,899
Securities available for sale	180,911	180,911	175,741	175,741
Loans held for sale	3,805	3,805	1,193	1,193
Loans, net	456,627	460,243	458,567	465,488
Federal Home Loan Bank and Federal Reserve Bank stock	3,874	n/a	3,931	n/a
Interest receivable	3,004	3,004	3,720	3,720

Financial liabilities
Deposits	$(601,782)	$(607,160)	$(589,182)	$(592,658)
Securities sold under agreements to repurchase	(12,144)	(12,144)	(18,351)	(18,351)
Federal Home Loan Bank advances	(6,219)	(6,428)	(7,607)	(7,860)
Other borrowed funds	(14,599)	(14,694)	(15,560)	(15,660)
Interest payable	(952)	(952)	(1,054)	(1,054)

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

23.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  8 – FAIR VALUE - continued

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at June 30, 2009 Using
	June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired Loans	$8,271	$-	$-	$8,271

		Fair Value Measurements at December 31, 2008 Using
	Dec 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired Loans	$9,402	$-	$-	$9,402

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $10,393,000 at June 30, 2009 with a valuation allowance of $2,122,000, resulting in a negative provision for loan losses of $86,000 for the six month period ended June 30, 2009 and an additional provision for loan losses of $133,000 for the three months ended June 30, 2009.

24.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  9 – POTENTIAL PARTICIPATION IN U.S. TREASURY CAPITAL PURCHASE PROGRAM

On April 21, 2009, Premier received preliminary approval for the sale of up to $24.1 million of preferred stock and related common warrants under the U.S. Treasury Department’s Capital Purchase Program.  This approval is subject to satisfaction of standard closing conditions and the execution of definitive agreements and closing documents.  The amount is subject to change based upon confirmation by the U.S. Treasury Department of Premier’s eligible risk-weighted assets as of the latest calendar quarter prior to closing.  Issuance of Premier Preferred Stock Pursuant the U.S. Treasury Department’s Capital Purchase Program is a condition precedent to completing the acquisition of Abigail Adams National Bancorp announced on December 31, 2008. As such, Premier does not anticipate participating in the Capital Purchase Program until the acquisition of Abigail Adams National Bancorp is consummated or close to consummation.

Under the Capital Purchase Program, which is part of the Emergency Economic Stabilization Act, the Treasury Department has agreed to buy preferred stock and related common warrants in qualifying U.S. controlled banks, savings associations, and certain bank and savings and loan holding companies engaged only in financial activities.

NOTE  10 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through August 13, 2009, which is the date that the Company’s financial statements were issued. No material subsequent events have occurred since June 30, 2009 that required recognition or disclosure in these financial statements.

25.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
JUNE 30, 2009

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

Net income for the six months ended June 30, 2009 was $2,584,000, or $0.40 per share, compared to net income of $3,704,000, or $0.66 per share for the six months ended June 30, 2008.  The decrease in income in 2009 is largely due to decreasing yields on earning assets, particularly federal funds sold, and increases in non-interest expenses as well as the existence of benefits to 2008 net income, such as negative provisions for loan losses, securities transactions and reimbursed collection expenses, which did not reoccur in 2009.  The annualized returns on average shareholders’ equity and average assets were approximately 5.66% and 0.70% for the six months ended June 30, 2009 compared to 9.81% and 1.19% for the same period in 2008.  For the quarter ending June 30, 2009, annualized returns on average shareholders’ equity and average assets were approximately 5.95% and 0.74% compared to 9.58% and 1.13% for the same quarter of 2008.

Net income for the three months ended June 30, 2009 was $1,355,000, or $0.21 per share, compared to net income of $1,930,000, or $0.32 per share for the three months ended June 30, 2008. Again, the decrease in income in 2009 is largely due to decreasing yields on earning assets, particularly federal funds sold, and increases in non-interest expenses, such as the special FDIC assessment on all banks in the United States, as well as the existence of benefits to 2008 net income, such as securities transactions and income received for extending the Company’s ATM processing contract, which did not reoccur in 2009.

26.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
JUNE 30, 2009

Net interest income for the six months ending June 30, 2009 totaled $13.22 million, up $1,177,000 or 9.7% from the $12.04 million of net interest income earned in the first six months of 2008, as the $1.848 million of additional net interest income of the combined Traders Bank more than offset the 5.6% decrease in net interest income of Premier’s other five banks.  The operations from the acquisitions of Citizens First Bank (“Citizens First) and Traders Bankshares, Inc. (“Traders”), (now merged together as Traders Bank), both of which occurred at the close of business on April 30, 2008 are included in the consolidated financial statements of Premier only from the date of acquisition and thus are not included in the first four months of the comparative first half of 2008 results.  Interest income in 2009 increased by $396,000 or 2.2%, as a result of the $2.65 million of interest income added by the operations of Traders Bank in the first four months of 2009.  Excluding the operations of Traders Bank, interest income decreased by $2.25 million or 12.6% in 2009.  Interest income on loans increased by $1.03 million, due to the $2.27 million of interest income on loans contributed by the operations of Traders Bank during the first four months of 2009.  Otherwise, interest income on loans decreased by $1.24 million, due to lower loan yields even though on a higher average volume of loans outstanding.  Interest earned on investments decreased $140,000, including the additional $377,000 of investment income added by the operations of Traders Bank during the first four months of 2009 due to lower average yields on a lower average volume of investments of the remaining bank operations.  Interest earned on federal funds sold decreased by $485,000, largely due to lower yields earned resulting from the Federal Reserve Board of Governors’ policy to stimulate the economy by maintaining the federal funds sold rate near 0.25%.

Interest expense in the first six months 2009 decreased by $781,000 or 13.4% despite the inclusion of the operations of Traders Bank.  Excluding the $799,000 of interest expense from the first four months of Traders Bank operations in 2009, interest expense declined by $1.58 million or 27.2% in 2009 compared to the first six months of 2008, partially offsetting the $2.25 million decrease in interest income described above.  Interest expense on deposits decreased by $750,000, including the $799,000 of interest expense on the deposits of Traders Bank during the first four months of 2009, largely due to lower rates paid on a slightly lower average balance of deposits outstanding of the remaining bank operations.  Interest expense on repurchase agreements and federal funds purchased decreased $44,000 in 2009, largely due to lower rates paid on a slightly larger average balance.  Interest expense on FHLB advances and other borrowings increased $13,000 in 2009 as interest savings from rate decreases on Premier’s variable rate borrowings at the parent were more than offset by an increase in the average balance of borrowings from the new borrowing at the parent to fund the purchase of Traders.

The decreases in all sources of interest income and expense (excluding the operations of Traders Bank) in 2009 are largely the result of the decrease in market interest rates following the Federal Reserve Bank Board of Governors’ monetary policy changes in 2008.  The Board of Governors’ policy to reduce the federal funds rate to nearly zero coupled with the U.S. Treasury actively buying investment securities has significantly reduced the yield on much of Premier’s earning assets, including investments, federal funds sold and variable rate loans.  Premier has tried to offset some of the lower interest income by lowering the rates paid on its deposits and repurchase agreements with customers.  The overall result has been a decrease in Premier’s net interest margin in the first six months of 2009 to 4.01% compared to 4.24% for the same period in 2008.

27.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
JUNE 30, 2009

Additional information on Premier’s net interest income for the first six months of 2009 and 2008 is contained in the following table.

PREMIER FINANCIAL BANCORP, INC.
AVERAGE CONSOLIDATED BALANCE SHEETS
AND NET INTEREST INCOME ANALYSIS

	Six Months Ended June 30, 2009			Six Months Ended June 30, 2008
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
Assets
Interest Earning Assets
Federal funds sold and other	$34,255	$37	0.22%	$41,151	$530	2.58%
Securities available for sale
Taxable	160,785	3,223	4.01	149,683	3,388	4.53
Tax-exempt	7,419	118	4.82	5,023	93	5.61
Total investment securities	168,204	3,341	4.04	154,706	3,481	4.56
Total loans	464,410	14,878	6.46	375,350	13,849	7.40
Total interest-earning assets	666,869	18,256	5.53%	571,207	17,860	6.28%
Allowance for loan losses	(8,545)			(7,259)
Cash and due from banks	24,875			16,163
Other assets	47,784			34,982
Total assets	$730,983			$615,093

Liabilities and Equity
Interest-bearing liabilities
Interest-bearing deposits	$496,268	4,589	1.86	$422,888	5,339	2.53
Short-term borrowings	14,129	62	0.88	13,183	106	1.61
FHLB advances	5,125	143	5.63	4,791	147	6.15
Other borrowings	15,055	242	3.24	9,341	225	4.83
Total interest-bearing liabilities	530,577	5,036	1.91%	450,203	5,817	2.59%
Non-interest bearing deposits	105,764			84,340
Other liabilities	3,858			5,838
Shareholders’ equity	90,784			74,712
Total liabilities and equity	$730,983			$615,093

Net interest earnings		$13,220			$12,043
Net interest spread			3.62%			3.69%
Net interest margin			4.01%			4.24%

28.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
JUNE 30, 2009

Additional information on Premier’s net interest income for the second quarter of 2009 and second quarter of 2008 is contained in the following table.

PREMIER FINANCIAL BANCORP, INC.
AVERAGE CONSOLIDATED BALANCE SHEETS
AND NET INTEREST INCOME ANALYSIS

	Three Months Ended June 30, 2009			Three Months Ended June 30, 2008
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
Assets
Interest Earning Assets
Federal funds sold and other	$27,472	$19	0.28%	$43,184	$222	2.06%
Securities available for sale
Taxable	169,897	1,587	3.74	166,881	1,858	4.45
Tax-exempt	7,595	61	4.87	6,237	57	5.54
Total investment securities	177,492	1,648	3.78	173,118	1,915	4.49
Total loans	464,118	7,453	6.44	412,090	7,296	7.10
Total interest-earning assets	669,082	9,120	5.48%	628,392	9,433	6.04%
Allowance for loan losses	(8,521)			(7,958)
Cash and due from banks	25,365			18,104
Other assets	48,476			42,730
Total assets	$734,402			$681,268

Liabilities and Equity
Interest-bearing liabilities
Interest-bearing deposits	$499,210	2,236	1.80	$468,328	2,751	2.36
Short-term borrowings	12,585	29	0.92	13,598	53	1.56
FHLB advances	4,598	71	6.19	4,768	73	6.14
Other borrowings	14,813	122	3.30	10,474	107	4.10
Total interest-bearing liabilities	531,206	2,458	1.86%	497,168	2,984	2.41%
Non-interest bearing deposits	108,122			94,539
Other liabilities	3,953			8,941
Shareholders’ equity	91,121			80,620
Total liabilities and equity	$734,402			$681,268

Net interest earnings		$6,662			$6,449
Net interest spread			3.62%			3.63%
Net interest margin			4.01%			4.13%

Net interest income for the quarter ending June 30, 2009 totaled $6.66 million, up $213,000 or 3.3% from the $6.45 million of net interest income earned in the second quarter of 2008, largely due to the $500,000 of additional net interest income contributed by the operations of Traders Bank during April 2009.   The operations from the acquisitions of Citizens First Bank (“Citizens First”) and Traders Bankshares, Inc. (“Traders”), (now merged together as Traders Bank), both of which occurred at the close of business on April 30, 2008 are included in the consolidated financial statements of Premier only from the date of acquisition and thus are not included in the first month of the comparative second quarter 2008 results. Interest income in the second quarter of 2009 decreased by $313,000 or 3.3% from income reported for the second quarter of 2008, as the $696,000 of interest income from the additional month of operations of Traders Bank in 2009 was more than offset by a $1.0 million decrease in interest income from the Company’s other operations. Interest income on loans increased by $157,000 in 2009, due to the $597,000 of interest income on loans contributed by the April 2009 operations of Traders Bank.  Otherwise, interest income on loans decreased by $440,000, due to lower loan

29.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
JUNE 30, 2009

yields even though on a higher average volume of loans outstanding.  Interest earned on investments decreased $267,000 in the second quarter of 2009, including the additional $99,000 of investment income added by the April 2009 operations of Traders Bank due to lower average yields on a lower average volume of investments of the remaining bank operations.  Interest earned on federal funds sold decreased by $200,000, largely due to lower yields earned resulting from the Federal Reserve Board of Governors’ policy to stimulate the economy by maintaining the federal funds sold rate near 0.25%.

Interest expense in the second quarter of 2009 decreased by $526,000 or 17.6% despite the inclusion of the operations of Traders Bank.  Excluding the $196,000 of interest expense from the April 2009 operations of Traders Bank, interest expense declined by $722,000 or 24.2% in 2009 compared to the second quarter of 2008, partially offsetting the $1.0 million decrease in interest income described above.  Interest expense on deposits decreased by $515,000 in the second quarter of 2009, including the $196,000 of interest expense on the deposits of Traders Bank during April 2009, largely due to lower rates paid on a slightly lower average balance of deposits outstanding of the remaining bank operations.  Interest expense on repurchase agreements and federal funds purchased decreased $24,000, or 45.3% in 2009, largely due to lower rates paid on a slightly lower average balance.  Interest expense on FHLB advances and other borrowings increased $13,000 in 2009 as interest savings from rate decreases on Premier’s variable rate borrowings at the parent were more than offset by an increase in the average balance of borrowings from the new borrowing at the parent to fund the purchase of Traders.

The Board of Governors’ policy to reduce the federal funds rate to nearly zero coupled with the U.S. Treasury actively buying investment securities has significantly reduced the yield on much of Premier’s earning assets including investments, federal funds sold and variable rate loans.  Premier has tried to offset some of the lower interest income by lowering the rates paid on its deposits and repurchase agreements with customers.  The overall result has been a decrease in Premier’s net interest margin in the second quarter of 2009 to 4.01% compared to 4.13% for the same period in 2008.

Non-interest income decreased $122,000 to $2,496,000 for the first six months of 2009, largely due to $93,000 of gains on the sale of securities in 2008 and $150,000 of income received for extending the Company’s ATM processing contract in 2008.  Included in this decrease is $302,000 of non-interest income from the operations of Traders Bank during the first four months of 2009. Excluding their operations, service charges on deposit accounts decreased by $95,000 or 6.5%, secondary market mortgage income decreased by $88,000 or 29.3%, while electronic banking income (income from debit/credit cards, ATM fees and internet banking charges) increased by $35,000 or 9.2%.  The decrease in service charges on deposit accounts is largely due to lower total NSF fees as Premier believes that deposit customers seem to be keeping a closer watch on their available deposit balances as economic conditions tighten.  Secondary market mortgage income decreased significantly as the number of mortgage buyers in the private sector has decreased substantially and government agency buyers have increased their requirements to approve the purchase of mortgage loans.  Premier concentrates its efforts on selling high quality mortgage loans and routinely searches for new buyers for these loans; however, the volume of future sales may depend on factors beyond the control of the Company.  Electronic banking income increased largely due to continued increases in Premier’s deposit customer base and customers’ greater propensity to use electronic means to conduct their banking business.  Premier’s conversion to a more modern banking software system in 2005 has allowed Premier to offer more electronic banking services and made it easier for customers to conduct their banking electronically.

30.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
JUNE 30, 2009

For the quarter ending June 30, 2009, non-interest income decreased $226,000 to $1,326,000, again largely due to $93,000 of gains on the sale of securities in 2008 and $150,000 of income received for extending the Company’s ATM processing contract in 2008.  Excluding the non-recurring income and the $74,000 of non-interest income from the April 2009 operations of Traders Bank, non-interest income decreased by $57,000 or 4.4% in the second quarter of 2009 compared to the same quarter of 2008.  Service charges on deposit accounts decreased by $37,000 or 4.5%, secondary market mortgage income decreased by $10,000, or 7.2%, while electronic banking income increased by $17,000 or 7.8%.

Non-interest expenses for the first six months of 2009 totaled $11,649,000 or 3.21% of average assets on an annualized basis compared to $9,126,000 or 2.98% of average assets for the same period of 2008.  The $2.52 million increase in non-interest expenses in 2009 when compared to the first six months of 2008 is largely due to the $1.78 million of additional operating costs of Traders Bank during the first four months of 2009 and a $319,000 special assessment by the FDIC.  Staff costs increased by $691,000 or 14.5% in 2009, largely due to $644,000 of staff costs included from the operations of Traders Bank during the first four months of 2009.  The remaining $47,000 or 1.0% increase was largely due to normal salary and benefit increases partially offset by staff reductions and lower stock compensation expense.  Occupancy and equipment expenses increased by $195,000 or 16.7% in 2009, largely due to $278,000 of occupancy and equipment expenses included from the operations of Traders Bank during the first four months of 2009.  The remaining $83,000 decrease is largely the result of lower information technology equipment expenses.  Outside data processing costs increased by $359,000 or 30.6% in 2009, largely due to $238,000 of outside data processing expenses included from the operations of Traders Bank during the first four months of 2009.  The remaining $121,000 or 10.3% increase is largely due to the additional fees charged for Traders Bank since their conversion to Premier’s third party data processing provider during the latter part of 2008 and new charges incurred for the outsourcing of deposit statement rendering.  Professional fees increased by $181,000 or 45.1% in 2009 largely due to $67,000 of expenses related to audit and other professional services included from the operations of Traders Bank during the first four months of 2009. The remaining $114,000 or 28.4% increase is largely due to higher legal fees and costs associated with the pending acquisition of Abigail Adams National Bancorp, Inc.  Taxes other than payroll, property and income increased by $35,000 or 11.0% in 2009, largely due to the $45,000 of expenses included from the operations of Traders Bank during the first four months of 2009.  Write-downs, expenses and sales of other real estate owned (OREO) increased by $101,000 in the first six months of 2009, largely due to $109,000 of OREO expenses and writedowns at Traders Bank during the first four months of 2009.  FDIC insurance increased by $475,000 or over 362% in 2009, largely due to the FDIC’s special assessment on all banks in the United States during the second quarter of 2009.   The special assessment, designed to shore-up the FDIC’s Bank Insurance Fund, cost Premier approximately $319,000 during the second quarter of 2009.  The additional $156,000 of FDIC insurance expense is due to the expiration of FDIC insurance credits that had previously been used to offset normal FDIC premiums in 2008.  Other operating expenses increased by $458,000 or 47.5% in 2009, largely due to $344,000 of other operating expenses included from the operations of Traders Bank during the first four months of 2009.  The remaining $114,000 increase consists primarily of $125,000 of collections expenses that were reimbursed to the Company in the first quarter 2008 reducing the amount of reported expenses in 2008.

31.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
JUNE 30, 2009

Non-interest expenses for the second quarter of 2009 totaled $5,885,000 or 3.21% of average assets on an annualized basis compared to $5,004,000 or 2.94% of average assets for the same period of 2008.  The $881,000 increase in non-interest expenses in the second quarter of 2009 when compared to the second quarter of 2008 is largely due to the $413,000 of additional operating costs of Traders Bank during April 2009 and the $319,000 special assessment by the FDIC.  Excluding the $145,000 of staff costs from the operations Traders Bank in April 2009, staff costs decreased by $23,000 or 0.9% in 2009 as normal salary and benefit increases have been substantially offset by staff reductions and lower stock compensation expense.  Excluding the $69,000 of occupancy and equipment costs from the operations Traders Bank in April 2009, occupancy and equipment expenses decreased by $86,000 or 12.8% in 2009 largely due to lower information technology equipment expenses.  Excluding the $67,000 of outside data processing costs from the operations Traders Bank in April 2009, outside data processing costs increased by $121,000 or 20.5% in 2009 largely due to the additional fees charged for Traders Bank since their conversion to Premier’s third party data processing provider and new charges incurred for the outsourcing of deposit statement rendering.  Professional fees increased by $19,000 in the second quarter of 2009, largely due to the inclusion of the April 2009 operations of Traders Bank.  Taxes other than payroll, property and income increased by $11,000 in the second quarter of 2009, largely due to the inclusion of the April 2009 operations of Traders Bank.  Write-downs, expenses and sales of other real estate owned (OREO) increased by $34,000 in the second quarter of 2009 largely due to losses on the liquidation of OREO properties.  FDIC insurance increased by $432,000 or over 520% in the second quarter of 2009 due to the $319,000 special FDIC assessment and the expiration of FDIC insurance credits that had previously been used to offset normal FDIC premiums in 2008.  Other operating expenses increased by $90,000 in the second quarter of 2009, largely due to the inclusion of the April 2009 operations of Traders Bank.

Income tax expense was $1,271,000 for the first six months of 2009 compared to $1,875,000 for the first six months of 2008.  The effective tax rate for the six months ended June 30, 2009 was 33.0% compared to the 33.6% effective tax rate for the same period in 2008.  The decrease in income tax expense can be primarily attributed to the decrease in pre-tax income detailed above.  The decrease in the effective tax rate is primarily due to an increase in tax-exempt investments acquired via the purchase of Citizens First in April 2008 and the purchase of other income tax exempt financial  instruments in 2008.  Income tax expense for the quarter ending June 30, 2009 was $638,000 (32.0% effective tax rate) compared to $976,000 (33.6% effective tax rate) for the same period of 2008.  The decrease in income tax expense is directly related to the decrease in pre-tax income detailed above.  The decrease in the effective tax rate is again largely due to an increase in tax-exempt financial instruments acquired in 2008.

32.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
JUNE 30, 2009

B.         Financial Position

Total assets at June 30, 2009 increased $4.8 million to $729.3 million from the $724.5 million at December 31, 2008.  Earning assets increased slightly to $664.9 million at June 30, 2009 from the $664.1 million at December 31, 2008, an increase of $768,000, or 0.1%.  The increase in earnings assets was largely due to increases in securities available-for-sale and interest-bearing deposits at other financial institutions partially offset by decreases in federal funds sold and loans.

Cash and due from banks at June 30, 2009 was $25.1 million, a $3.0 million increase from the $22.1 million at December 31, 2008, including a $609,000 increase in interest-bearing deposits at other financial institutions.  Federal funds sold decreased $2.9 million from the $15.9 million reported at December 31, 2008.  Changes in these two highly liquid assets are generally in response to increases in deposits, the demand for deposit withdrawals or the funding of loans and are part of Premier’s management of its liquidity and interest rate risks.  The decrease in federal funds sold during the first six months of 2009 is in response to a decision by management to minimize the level of these extremely low yielding liquid funds (0.10% during the first six months of 2009) and invest the funds in alternative securities to obtain higher yields.  Most of the decrease in federal funds sold was invested in high quality securities of government sponsored agencies with laddered maturities to meet anticipated future funding needs.  The increase in cash and due from banks is a result of keeping additional funds on deposit with the Federal Reserve, which is paying a higher rate of interest than most yields on federal funds sold.

Securities available for sale totaled $180.9 million at June 30, 2009, a $5.2 million increase from the $175.7 million at December 31, 2008.  The increase was largely due to $85.1 million of new investment purchases versus the volume of calls and maturities that occurred during the first six months of 2009.  During the first three months of 2009, Premier was reluctant to reinvest maturing investments as investment yields on seasoned securities have been suppressed by the U.S. Treasury’s program to purchase investment securities in the open market.  Similarly, yields on newly issued high quality securities were also very low due to the low interest rate environment resulting from the U.S. Treasury’s program and the Federal Reserve’s policy on interest rates.  As it appeared that the low interest rate environment was going to extend into the foreseeable future, Premier began using its lower yielding federal funds sold during the second quarter of 2009 to purchase investment securities in an effort to maximize interest income on these funds.  The investment portfolio is predominately high quality interest-bearing bonds and mortgage-backed securities with defined maturity dates backed by the U.S. Government or Government sponsored agencies.  The unrealized gains at June 30, 2009 and December 31, 2008 are price changes resulting from changes in the interest rate environment.  Additional details on investment activities can be found in the Consolidated Statements of Cash Flows and in Note 2 to the financial statements.

Total loans at June 30, 2009 were $465.1 million compared to $467.1 million at December 31, 2008, a decrease of approximately $2.0 million.  The decrease in loans is largely due to loan payoffs and principal payments during the first six months of 2009 which more than offset new loan production.

33.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
JUNE 30, 2009

Deposits totaled $601.8 million as of June 30, 2009, a $12.6 million increase from the $589.2 million in deposits at December 31, 2008.  The overall increase in deposits is due to an across the board increase in deposit balances at Premier’s subsidiary banks.  Non-interest bearing deposits increased by $5.2 million or 5.1%, from December 31, 2008 to June 30, 2009.  Likewise, time deposits $100,000 and over increased by $6.9 million or 9.7%, from December 31, 2008 to June 30, 2009.  Other interest bearing deposits (CD’s under $100,000, savings accounts and interest bearing transaction accounts) increased by $513,000 or 0.1% during the same time frame.  Contrary to the trend in total deposits, repurchase agreements with corporate and public entity customers decreased during the first six months of 2009, declining by $6.2 million to $12.1 million as of June 30, 2009.

Long-term Federal Home Loan Bank (FHLB) advances declined by $88,000 in the first six months of 2009, and other borrowed funds decreased by $961,000 during that time due to regularly scheduled principal payments.  FHLB advances also decreased by $1.3 million as the $3.0 million of overnight borrowings from the FHLB at December 31, 2008 was reduced to $1.7 million at June 30, 2009.  See Note 5 to the consolidated financial statements for additional information on the Company’s outstanding FHLB advances.

The following table sets forth information with respect to the Company’s nonperforming assets at June 30, 2009 and December 31, 2008.

	(In Thousands)
	2009	2008
Non-accrual loans	$6,776	$6,943
Accruing loans which are contractually past due 90 days or more	609	625
Restructured	1,348	1,203
Total non-performing loans	8,733	8,771
Other real estate acquired through foreclosure (OREO)	997	1,056
Total non-performing assets	$9,730	$9,827

Non-performing loans as a percentage of total loans	1.88%	1.88%

Non-performing assets as a percentage of total assets	1.33%	1.36%

Total non-performing loans have decreased slightly since year-end, as decreases on non-accrual loans and loans past due 90 days or more have been nearly offset by increases in loans restructured in an effort help borrowers meet their obligation to repay their loans.  The decrease in non-performing loans was complemented by a slight decrease in other real estate acquired through foreclosure.  Premier continues to make a significant effort to reduce its past due and non-performing loans by reviewing loan files, using the courts to bring borrowers current with the terms of their loan agreements and/or the foreclosure and sale of OREO properties.  As in the past, when these plans are executed, Premier may experience increases in non-performing loans and non-performing assets.  Furthermore, any resulting increases in loans placed on non-accrual status will have a negative impact on future loan interest income.  Also, as these plans are executed, other loans may be identified that would necessitate additional charge-offs and potentially additional provisions for loan losses.

34.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
JUNE 30, 2009

During the second quarter of 2009, the Company recorded $110,000 of provisions for loan losses, largely due to estimated increases in overall credit risk in the loan portfolio.  The continuing level of non-performing loans plus the increase in net charge-offs are evidence of the increasing credit risk in the loan portfolio.  The longer the downturn in the national and local economy continues, the greater the risk that one or more of Premier’s loan customers may be effected in a negative way and therefore struggle to meet their commitment to repay their loan. The $110,000 second quarter 2009 provision for loan losses compares to $91,000 of provisions recorded during the second quarter of 2008. For the first six months of 2009, total provisions for loan losses equaled $212,000.  This compares to 2008 as the provision recorded in the second quarter of 2008 was more than offset by the negative provision recorded in the first three months of 2008, resulting in a net $44,000 in negative provisions recorded during the first six months of 2008.  The negative first quarter 2008 provision resulted from continued improvement in the estimated credit risk at banks formerly subject to regulatory agreements, payments on loans previously identified as having significant credit risk, net recoveries recorded during the first quarter of 2008 and the $10.6 million decline in loans outstanding.  The negative provision was made in accordance with Premier’s policies regarding management’s estimation of probable incurred losses in the loan portfolio and the adequacy of the allowance for loan losses, which are in accordance with accounting principles generally accepted in the United States of America.  In the coming months, Premier will continue to monitor the impact that national housing market price declines may have on its local markets and collateral valuations as management evaluates the adequacy of the allowance for loan losses.  While some price deterioration is expected, it is not currently anticipated that Premier’s markets will be impacted as severely as other areas of the country due to the historically modest increases in real estate values in the Company’s markets.  Future provisions to the allowance for loan losses, positive or negative, will depend on future improvement or deterioration in estimated credit risk in the loan portfolio as well as whether additional payments are received on loans having significant credit risk.

Gross charge-offs of loans totaled $476,000 during the first six months of 2009.  Any collections on these loans would be presented in future financial statements as recoveries of the amounts charged against the allowance.  Recoveries recorded during the first six months of 2009 totaled $170,000, resulting in $306,000 of net charge-offs for the first six months of 2009.  This compares to only $4,000 of net charge-offs recorded in the first six months of 2008.  The allowance for loan losses at June 30, 2009 was 1.82% of total loans as compared to 1.83% at December 31, 2008.  The slightly decreasing percentage of allowance for loan losses to total loans is largely due to the $306,000 of net charge-offs recorded during the first six months of 2009 versus the $212,000 provision for loan losses during the same time frame.

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

35.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
JUNE 30, 2009

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

36.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
JUNE 30, 2009

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

2.	Cash flow generated by repayment of loans and interest.

3.	Arrangements with correspondent banks for purchase of unsecured federal funds.

4.	The sale of securities under repurchase agreements and borrowing from the Federal Home Loan Bank.

5.	Maintenance of an adequate available-for-sale security portfolio. The Company owns $180.9 million of securities at market value as of June 30, 2009.

The cash flow statements for the periods presented in the financial statements provide an indication of the Company’s sources and uses of cash as well as an indication of the ability of the Company to maintain an adequate level of liquidity.

    E.           Capital

At June 30, 2009, total shareholders’ equity of $90.1 million was 12.4% of total assets.  This compares to total shareholders’ equity of $89.4 million or 12.3% of total assets on December 31, 2008.

Tier I capital totaled $61.9 million at June 30, 2009, which represents a Tier I leverage ratio of 8.8%.  This ratio is up slightly from the 8.7% at December 31, 2008 as the growth in Tier I capital kept pace with the growth in total assets during the first six months of 2009.

Book value per share was $14.10 at June 30, 2009, and $13.99 at December 31, 2008.  The increase in book value per share was the result of the $0.40 per share earned during the first six months of 2009 less the $0.22 per share common dividend.  Also decreasing the book value per share was $518,000 of other comprehensive loss for the first six months of 2009 related to the after tax decrease in the market value of investment securities available for sale.

37.

PREMIER FINANCIAL BANCORP, INC.
JUNE 30, 2009

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, we believe that, as of June 30, 2009, the Company’s internal control over financial reporting is effective based on those criteria.

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

/s/ Robert W. Walker	/s/ Brien M. Chase
Robert W. Walker, President and	Brien M. Chase, Senior Vice President
Chief Executive Officer	and Chief Financial Officer

Date: August 13, 2009	Date: August 13, 2009

38.

PREMIER FINANCIAL BANCORP, INC.
JUNE 30, 2009

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

39.

PREMIER FINANCIAL BANCORP, INC.
JUNE 30, 2009

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds  None

Item 3.       Defaults Upon Senior Securities                                                   None

Item 4.       Submission of Matters to a vote of Security Holders

(a)	Annual meeting of the Shareholders was held June 17, 2009.

(b)	All director nominees were elected.

(c)	Certain matters voted upon at the meeting and the votes cast with respect to such matters are as follows:

(i)    The following were elected as directors of the Company for a term of one year.

Director	Votes Received	Votes Withheld
1. Toney K. Adkins	5,404,718	143,578
2. Hosmer A. Brown, III	5,397,274	151,022
3. Edsel R. Burns	5,403,971	144,325
4. E. V. Holder, Jr.	5,397,589	150,707
5. Keith F. Molihan	5,397,924	150,372
6. Marshall T. Reynolds	5,053,842	494,454
7. Neal Scaggs	5,396,388	151,908
8. Robert W. Walker	5,406,071	142,225
9. Thomas W. Wright	5,401,976	146,320

(ii)    Ratification of Crowe Horwath LLP as independent auditors of the Corporation for 2009. Votes for 5,492,631; votes against 52,175; votes abstained 3,490.

(iii)   Approve advisory (non-binding) proposal on executive compensation.  Votes for 5,303,597; votes against 164,562; votes abstained 80,137.

Item 5.       Other Information                                                                        None

40.

PREMIER FINANCIAL BANCORP, INC.
JUNE 30, 2009

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

41.

PREMIER FINANCIAL BANCORP, INC.
JUNE 30, 2009

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PREMIER FINANCIAL BANCORP, INC.

Date: August 13, 2009                                     /s/ Robert W. Walker
Robert W. Walker
President & Chief Executive Officer

Date: August 13, 2009                                     /s/ Brien M. Chase
Brien M. Chase
Senior Vice President & Chief Financial Officer

42.