Form 10-Q
period 2009-09-30
PREMIER FINANCIAL BANCORP INC
filed 2009-11-13
CIK 887919

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

Common stock, no par value, – 7,937,665 shares outstanding at November 6, 2009

PREMIER FINANCIAL BANCORP, INC.
SEPTEMBER 30, 2009

PREMIER FINANCIAL BANCORP, INC.
SEPTEMBER 30, 2009

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

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2009 AND DECEMBER 31, 2008
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	(UNAUDITED)
	2009	2008
ASSETS
Cash and due from banks	$31,011	$22,148
Federal funds sold	21,797	15,899
Securities available for sale	172,058	175,741
Loans held for sale	2,723	1,193
Loans	466,026	467,111
Allowance for loan losses	(7,862)	(8,544)
Net loans	458,164	458,567
Federal Home Loan Bank and Federal Reserve Bank stock	3,888	3,931
Premises and equipment, net	11,293	11,367
Real estate and other property acquired through foreclosure	1,207	1,056
Interest receivable	3,145	3,720
Goodwill	28,724	28,543
Other intangible assets	1,225	1,431
Other assets	533	869
Total assets	$735,768	$724,465

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Non-interest bearing	$101,039	$101,588
Time deposits, $100,000 and over	80,705	71,145
Other interest bearing	422,472	416,449
Total deposits	604,216	589,182
Securities sold under agreements to repurchase	12,303	18,351
Federal Home Loan Bank advances	4,448	7,607
Other borrowed funds	14,116	15,560
Interest payable	883	1,054
Other liabilities	7,654	3,289
Total liabilities	643,620	635,043

Shareholders' equity
Preferred stock, no par value; 1,000,000 shares authorized;
none issued or outstanding	-	-
Common stock, no par value; 20,000,000 shares authorized;
6,392,772 shares issued and outstanding	2,264	2,264
Additional paid in capital	58,306	58,265
Retained earnings	29,323	27,346
Accumulated other comprehensive income	2,255	1,547
Total shareholders' equity	92,148	89,422
Total liabilities and shareholders' equity	$735,768	$724,465

See Accompanying Notes to Consolidated Financial Statements

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Interest income
Loans, including fees	$7,496	$8,113	$22,374	$21,962
Securities available for sale
Taxable	1,541	1,914	4,764	5,302
Tax-exempt	60	59	178	152
Federal funds sold and other	17	190	54	720
Total interest income	9,114	10,276	27,370	28,136

Interest expense
Deposits	2,126	2,733	6,715	8,072
Repurchase agreements and other	32	85	94	191
FHLB advances and other borrowings	188	281	573	653
Total interest expense	2,346	3,099	7,382	8,916

Net interest income	6,768	7,177	19,988	19,220
Provision for loan losses	127	85	339	41
Net interest income after provision for loan losses	6,641	7,092	19,649	19,179

Non-interest income
Service charges on deposit accounts	886	912	2,439	2,375
Electronic banking income	257	235	749	617
Secondary market mortgage income	115	86	327	386
Gain on sale of securities	-	-	-	93
Other	116	151	355	531
	1,374	1,384	3,870	4,002
Non-interest expenses
Salaries and employee benefits	2,873	2,773	8,323	7,532
Occupancy and equipment expenses	638	707	2,001	1,875
Outside data processing	771	699	2,305	1,874
Professional fees	212	173	794	574
Taxes, other than payroll, property and income	194	154	547	472
Write-downs, expenses, sales of other real estate owned, net	14	10	145	40
Supplies	91	113	299	293
FDIC insurance	207	81	813	212
Other expenses	723	871	2,145	1,835
	5,723	5,581	17,372	14,707
Income before income taxes	2,292	2,895	6,147	8,474
Provision for income taxes	790	965	2,061	2,840

Net income	$1,502	$1,930	$4,086	$5,634

Weighted average shares outstanding:
Basic	6,393	6,393	6,393	5,883
Diluted	6,393	6,398	6,393	5,893

Net income per share:
Basic	$0.23	$0.30	$0.64	$0.96
Diluted	0.23	0.30	0.64	0.96
Dividends per share	0.11	0.11	0.33	0.32

See Accompanying Notes to Consolidated Financial Statements

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income	$1,502	$1,930	$4,086	$5,634

Other comprehensive income:
Unrealized gains (losses) arising during the period	1,858	1,607	1,073	(376)
Reclassification of realized amount	-	-	-	(93)
Net change in unrealized gain (loss) on securities	1,858	1,607	1,073	(469)
Less tax impact	632	546	365	(160)
Other comprehensive income (loss):	1,226	1,061	708	(309)

Comprehensive income	$2,728	$2,991	$4,794	$5,325

See Accompanying Notes to Consolidated Financial Statements

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	2009	2008
Cash flows from operating activities
Net income	$4,086	$5,634
Adjustments to reconcile net income to net cash from operating activities
Depreciation	758	731
Provision for loan losses	339	41
Amortization (accretion), net	398	67
FHLB stock dividends	-	(101)
OREO writedowns (gains on sales), net	130	21
Stock compensation expense	41	88
Loans originated for sale	(23,708)	(19,931)
Secondary market loans sold	22,505	21,010
Secondary market income	(327)	(386)
Changes in :
Interest receivable	575	70
Other assets	(260)	1,217
Interest payable	(171)	(269)
Other liabilities	(135)	(670)
Net cash from operating activities	4,231	7,522

Cash flows from investing activities
Purchases of securities available for sale	(90,555)	(63,835)
Proceeds from maturities and calls of securities available for sale	99,558	56,611
Proceeds from sales of securities available for sale	-	1,995
Redemption of FRB and FHLB stock, (net of purchases)	93	(78)
Purchases of subsidiaries, net of cash received	-	(8,717)
Net change in federal funds sold	(5,898)	10,541
Net change in loans	(845)	(19,873)
Purchases of premises and equipment, net	(684)	(1,068)
Proceeds from sale of other real estate acquired through foreclosure	628	266
Net cash from investing activities	2,297	(24,158)

Cash flows from financing activities
Net change in deposits	15,095	(170)
Cash dividends paid	(2,109)	(1,930)
Net change in short-term Federal Home Loan Bank advances	(3,000)	-
Repayment of Federal Home Loan Bank advances	(159)	(176)
Repayment of other borrowed funds	(1,444)	(3,669)
Proceeds from other borrowings	-	11,532
Net change in federal funds purchased	-	(392)
Net change in agreements to repurchase securities	(6,048)	11,051
Net cash from financing activities	2,335	16,246

Net change in cash and cash equivalents	8,863	(390)

Cash and cash equivalents at beginning of period	22,148	22,365

Cash and cash equivalents at end of period	$31,011	$21,975

(continued)

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	2009	2008
Supplemental disclosures of cash flow information:
Cash paid during period for interest	$7,553	$9,185

Loans transferred to real estate acquired through foreclosure	909	514

Subsidiaries acquired
Fair value of assets acquired from Citizens First Bank, Inc.	$-	$68,048
Common stock issued to acquire Citizens First Bank, Inc.	-	6,400
Cash paid for capital stock of Citizens First Bank, Inc.	-	5,300
Liabilities assumed of Citizens First Bank, Inc.	-	$56,348

Fair value of assets acquired from Traders Bankshares, Inc.	$-	$112,488
Common stock issued to acquire Traders Bankshares, Inc.	-	9,138
Cash paid for capital stock of Traders Bankshares, Inc.	-	9,002
Liabilities assumed of Traders Bankshares, Inc.	-	$94,348

See Accompanying Notes to Consolidated Financial Statements

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Premier Financial Bancorp, Inc. (the Company) and its wholly owned subsidiaries:

				September 30, 2009
		Year	Total	Net Income
Subsidiary	Location	Acquired	Assets	Qtr	Nine Mos
Citizens Deposit Bank & Trust	Vanceburg, Kentucky	1991	$122,493	$373	$1,168
Farmers Deposit Bank	Eminence, Kentucky	1996	63,287	223	447
Ohio River Bank	Ironton, Ohio	1998	90,283	306	895
First Central Bank, Inc.	Philippi, West Virginia	1998	121,410	348	777
Boone County Bank, Inc.	Madison, West Virginia	1998	177,046	427	1,338
Traders Bank	Spencer, West Virginia	2008	162,448	229	640
Mt. Vernon Financial Holdings, Inc.	Huntington, West Virginia	1999	322	6	(8)
Parent and Intercompany Eliminations			(1,521)	(410)	(1,171)
Consolidated Total			$735,768	$1,502	$4,086

All significant intercompany transactions and balances have been eliminated.

In June 2009 the Financial Accounting Standards Board (“FASB”) issued an accounting pronouncement establishing FASB Accounting Standards CodificationTM (“ASC”) as the source of authoritative U.S. generally accepted accounting principles (“GAAP”) applicable to all nongovernmental entities effective July 1, 2009. ASC superseded then-existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force (“EITF”), and related literature. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under the authority of federal securities laws are also sources of GAAP for SEC registrants. All other accounting literature is non-authoritative.

The FASB will no longer issue new standards in the form of Statements of Financial Accounting Standards, FASB Staff Position’s, or EITF Abstracts. Instead, the FASB will issue Accounting Standards Updates (“ASU”), which will serve only to: (a) update the ASC; (b) provide background information about the guidance; and (c) provide the bases for conclusions on changes in the ASC. The change to ASC changes how companies refer to GAAP in financial statements and accounting policies. Companies will now cite relevant accounting content by referring to the specific Topic, Subtopic, Section, or Paragraph structure of the ASC. The adoption of this accounting pronouncement did not have a material impact on the Company’s consolidated financial position or results of operations.

ASC Topic 805, “Business Combinations”. Effective January 1, 2009, the Company adopted new accounting guidance under ASC Topic 805. ASC Topic 805 establishes principals and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in an acquiree. This standard also provides guidance for recognizing and measuring goodwill or gain from a bargain purchase in a business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Topic requires acquirers to expense acquisition related costs as incurred rather

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  1 - BASIS OF PRESENTATION – continued

than allocating such costs to the assets acquired and liabilities assumed under previous accounting guidance.

Other provisions of this Topic requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value on the date of acquisition if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with ASC Topic 450, “Contingencies”. Topic 805 eliminates the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date. It also requires that contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be treated as contingent consideration of the acquirer and should be initially and subsequently measured at fair value.

The provisions of ASC 805 will only impact the Company if it enters into a business combination on or after January 1, 2009. The impact of adopting this accounting guidance will also depend on the nature of any contingencies associated with such acquisitions.

ASC Topic 810, “Consolidation”. Effective January 1, 2009, the Company adopted new accounting guidance under ASC Topic 810. This Topic establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Under this Topic, a noncontrolling interest in a subsidiary, which is often referred to as a minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements.

Other requirements of this Topic require consolidated net income to include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. The adoption of this accounting guidance did not have an impact on the Company’s consolidated financial position or results of operations.

ASC Topic 815, “Derivatives and Hedging”.  Effective January 1, 2009, the Company adopted new accounting guidance under ASC Topic 815. This Topic amends and expands the prior disclosure requirements to provide enhanced transparency about 1) how and why an entity uses derivative instruments; 2) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and related interpretations; and 3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The adoption of this accounting guidance did not have an impact on the Company’s consolidated financial position or results of operations.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  1 - BASIS OF PRESENTATION – continued

ASC Topic 820, “Fair Value Measurements and Disclosures”.  Effective for the second quarter of 2009, the Company adopted new accounting guidance under ASC Topic 820. New guidance under this Topic:

•	Affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction.
•	Clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active.
•
Eliminates the proposed presumption that all transactions are distressed (not orderly) unless proven otherwise. The new guidance instead requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence.

•	Includes an example that provides additional explanation on estimating fair value when the market activity for an asset has declined significantly.
•	Requires an entity to disclose a change in valuation technique (and the related inputs) resulting from the application of the new guidance and to quantify its effects, if practicable.
•	Applies to all fair value measurements when appropriate.

The adoption of this accounting guidance did not have a material impact on the Company’s consolidated financial position or results of operations.

ASC Topic 320, “Investments-Debt and Equity Securities”. Effective for the second quarter of 2009, the Company adopted new accounting guidance under ASC Topic 320. New guidance under this Topic:
•	Changes existing guidance for determining whether impairment is other than temporary for debt securities;
•
Replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis;

•	Incorporates examples of factors from existing literature that should be considered in determining whether a debt security is other-than-temporarily impaired;

Under ASC Topic 320, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. The adoption of this accounting guidance did not have a material impact on the Company’s consolidated financial position or results of operations. Reference is made to Note 8 for additional disclosures required by this Topic.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  1 - BASIS OF PRESENTATION – continued

ASC Topic 825, “Financial Instruments”. Effective for the second quarter of 2009, the Company adopted new accounting guidance under ASC Topic 825. New accounting guidance under this Topic requires an entity to provide disclosures about fair value of financial instruments in interim financial information. It also amends prior guidance to require those disclosures in summarized financial information at interim reporting periods. Under the new guidance, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, an entity shall disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position. The adoption of this accounting guidance did not have a material impact on the Company’s consolidated financial position or results of operations. Please refer to Note 8 for additional information related to the impact of adopting this guidance.

ASC Topic 855, “Subsequent Events”. Effective for the second quarter of 2009, the Company adopted new accounting guidance under ASC Topic 855. New accounting guidance under this Topic establishes general standards of accounting for and disclosures of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. This Topic defines 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  The adoption of this accounting guidance did not have a material impact on the Company’s consolidated financial position or results of operations.

Recently Issued But Not Yet Effective Accounting Standards

ASC Topic 860, “Transfers and Servicing”. Effective January 1, 2010, new accounting guidance under ASC Topic 860 will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures about continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The Company does not expect the guidance under this Topic to have a material impact on its consolidated results of operations or financial position upon adoption.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  1 - BASIS OF PRESENTATION – continued

ASC Topic 810, “Consolidation”. Effective January 1, 2010, new accounting guidance under ASC Topic 810 amends prior guidance to change how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. The new guidance requires a number of new disclosures about an entity’s involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will also be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. The Company does not expect the guidance under this Topic to have a material impact on its consolidated results of operations or financial position upon adoption.

ASC Topic 820, “Fair Value Measurements and Disclosures”. In August 2009, the FASB issued ASU 2009-05, “Fair Value Measurements and Disclosures (Topic 820)—Measuring Liabilities at Fair Value”. ASU 2009-05 includes amendments to Topic 820 for the fair value measurement of liabilities and provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in Topic 820. The guidance under ASU 2009-05 is effective October 1, 2009. The Company does not expect the guidance under this ASU to have a material impact on its consolidated results of operations or financial position upon adoption.

ASC Topic 260, “Earnings Per Share”. In September 2009, the FASB issued ASU 2009-08, “Earnings Per Share-Amendments to Section 260-10-S99”. ASU 2009-8 includes technical corrections to Topic 260,  based on EITF Topic D-53, "Computation of Earnings Per Share for a Period that Includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock" and EITF Topic D-42, "The Effect of the Calculation of Earnings Per Share for the Redemption or Induced Conversion of Preferred Stock”. The Company does not expect the guidance under this ASU to have a material impact on its consolidated results of operations or financial position upon adoption.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  2 – SECURITIES

Amortized cost and fair value of investment securities, by category, at September 30, 2009 are summarized as follows:
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
Mortgage-backed securities
U. S. agency MBS - residential	$46,251	$2,109	$-	$48,360
U. S. agency CMO’s	19,371	756	-	20,127
Total mortgage-backed securities of government sponsored agencies	65,622	2,865	-	68,487
U. S. Treasury securities	999	14	-	1,013
U. S. agency securities	94,413	483	(36)	94,860
Obligations of states and political subdivisions	7,478	237	(14)	7,698
Total available for sale	$168,509	$3,599	$(50)	$172,058

Amortized cost and fair value of investment securities, by category, at December 31, 2008 are summarized as follows:
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
U. S. Treasury securities	$1,494	$50	$-	$1,544
U. S. agency securities	96,154	1,018	(67)	97,105
Obligations of states and political subdivisions	7,065	75	(10)	7,130
Mortgage-backed securities of government sponsored agencies	68,553	1,479	(70)	69,962
Total available for sale	$173,266	$2,622	$(147)	$175,741

The amortized cost and fair value of securities at September 30, 2009 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available for sale
Due in one year or less	$8,145	$8,235
Due after one year through five years	79,071	79,558
Due after five years through ten years	15,671	15,778
Mortgage-backed securities of government sponsored agencies	65,622	68,487
Total available for sale	$168,509	$172,058

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  2 – SECURITIES - continued

Securities with unrealized losses at September 30, 2009 aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. agency securities	$12,912	$(36)	$-	$-	$12,912	$(36)
Obligations of states and political subdivisions	555	(14)	-	-	555	(14)

Total temporarily impaired	$13,467	$(50)	$-	$-	$13,467	$(50)

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

The investment portfolio is predominately high quality interest-bearing bonds with defined maturity dates backed by the U.S. Government or Government sponsored agencies.  The unrealized losses at September 30, 2009 and December 31, 2008 are price changes resulting from changes in the interest rate environment and are not considered to be other than temporary declines in the value of the securities.  Their fair value is expected to recover as the bonds approach their maturity date and/or market conditions improve.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  2 – SECURITIES - continued

Other-Than-Temporary-Impairment

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. The investment securities portfolio is evaluated for OTTI by segregating the portfolio into two general segments and applying an appropriate OTTI model. For securities available for sale, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the Company has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

 PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3 – LOANS

Major classifications of loans at September 30, 2009 and December 31, 2008 are summarized as follows:
	2009	2008
Commercial, secured by real estate	$137,711	$133,742
Commercial, other	59,559	61,655
Real estate construction	26,673	26,182
Residential real estate	187,261	185,536
Agricultural	2,883	2,446
Consumer and home equity	47,225	51,793
Other	4,714	5,757
	$466,026	$467,111

The following table sets forth information with respect to the Company’s impaired loans at September 30, 2009 and December 31, 2008
	2009	2008
Impaired loans at period end with an allowance	$9,334	$11,610
Impaired loan at period end with no allowance	-	-
Amount of allowance for loan losses allocated	1,676	2,208

The following table sets forth information with respect to the Company’s nonperforming loans at September 30, 2009 and December 31, 2008.
	2009	2008
Non-accrual loans	$5,590	$6,943
Accruing loans which are contractually past due 90 days or more	446	625
Restructured loans	1,592	1,203
Total	$7,628	$8,771

NOTE  4 – ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for the three and nine months ended September 30, 2009 and 2008 are as follows:
	Three Months Ended		Nine Months Ended
	September 30		September 30,
	2009	2008	2009	2008
Balance, beginning of period	$8,450	$8,749	$8,544	$6,497
Gross charge-offs	(800)	(436)	(1,276)	(701)
Recoveries	85	444	255	705
Allowance related to acquired banks	-	-	-	2,300
Provision for loan losses	127	85	339	41
Balance, end of period	$7,862	$8,842	$7,862	$8,842

 PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  5 – FEDERAL HOME LOAN BANK ADVANCES

The Banks own stock of the Federal Home Loan Bank (FHLB) of Cincinnati, Ohio and the FHLB of Pittsburgh, Pennsylvania. This stock allows the Banks to borrow advances from the FHLB.

Advances from the FHLB at September 30, 2009 and December 31, 2008 were as follows:

	2009	2008
Payments due at maturity in May 2010, fixed rate at rates from 6.25% to 6.64%, averaging 6.45%	$4,000	$4,000
Payments due monthly with maturities from November 2011 to July 2012, fixed rates from 4.10% to 4.40%, averaging 4.26%	448	607
Overnight borrowed funds	-	3,000
	$4,448	$7,607

Advances are secured by the FHLB stock, certain pledged investment securities and substantially all single family first mortgage loans of the participating Banks.  Scheduled principal payments due on advances during the five years subsequent to September 30, 2009 are as follows:

2009 (remaining three months)	$43
2010	4,177
2011	177
2012	51
2013	-
Thereafter	-
$4,448

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  6 - SHAREHOLDERS’ EQUITY AND REGULATORY MATTERS

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

These quantitative measures established by regulation to ensure capital adequacy require the Company and Banks to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of September 30, 2009, that the Company and the Banks meet all quantitative capital adequacy requirements to which they are subject.

Shown below is a summary of regulatory capital ratios for the Company:
	September 30, 2009	December 31, 2008	Regulatory Minimum Requirements	To Be Considered Well Capitalized
Tier I Capital (to Risk-Weighted Assets)	14.4%	14.0%	4.0%	6.0%
Total Capital (to Risk-Weighted Assets)	15.6%	15.3%	8.0%	10.0%
Tier I Capital (to Average Assets)	9.0%	8.7%	4.0%	5.0%

As of September 30, 2009, the most recent notification from the FRB categorized the Company and its subsidiary Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum Total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the preceding table.  There are no conditions or events since that notification that management believes have changed the Company’s category.

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  7 – STOCK COMPENSATION EXPENSE - continued

Compensation expense of $41,000 was recorded for the first nine months of 2009 compared to $88,000 for the first nine months of 2008.  For the three months ended September 30, $14,000 was recorded for 2009 while $31,000 was recorded for 2008.  Stock-based compensation expense is recognized ratably over the requisite service period for all awards. Unrecognized stock-based compensation expense related to stock options totaled $36,000 at September 30, 2009. This unrecognized expense is expected to be recognized over the next 28 months based on the vesting periods of the options.

A summary of the Company’s stock option activity and related information is presented below for the nine months ended September 30:

	- - - - - - 2009 - - - - - -		- - - - - - 2008 - - - - - -
		Weighted Average Exercise		Weighted Average Exercise
	Options	Price	Options	Price
Outstanding at beginning of year	181,916	$ 12.47	150,249	$ 12.65
Grants	47,100	6.55	45,300	12.92
Exercises	-	-	-	-
Forfeitures or expired	(16,567)	12.25	-	-
Outstanding at September 30,	212,449	$ 8.65	195,549	$ 12.71

Exercisable at September 30,	127,630		117,433
Weighted average remaining life of options outstanding	7.0		6.9
Weighted average fair value of options granted during the year	$0.37		$2.55

Additional information regarding stock options outstanding and exercisable at September 30, 2009, is provided in the following table:

	- - - - - - - - Outstanding - - - - - - - -			- - - - - - - - Currently Exercisable - - - - - - - -
Range of Exercise Prices	Number	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value

$6.50 to $10.00	84,516	$7.49	$5,181	37,416	3.9	$8.68	$-
$10.01 to $12.50	28,333	11.62	-	28,333	5.3	11.62	-
$12.51 to $15.00	71,600	13.47	-	33,881	7.7	13.69	-
$15.01 to $17.50	28,000	16.00	-	28,000	6.4	16.00	-
Outstanding - Sept 30, 2009	212,449	11.18	$5,181	127,630	5.8	12.27	$-

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  8 – FAIR VALUE

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  A fair value hierarchy is used which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three levels of inputs that may be used to measure fair value are:

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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  8 – FAIR VALUE- continued

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at September 30, 2009 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale
Mortgage-backed securities
U. S. agency MBS - residential	$48,360	$-	$48,360	$-
U. S. agency CMO’s	20,127	-	20,127	-
Total mortgage-backed securities of government sponsored agencies	68,487	-	68,487	-
U. S. Treasury securities	1,013	-	1,013	-
U. S. agency securities	94,860	-	94,860	-
Obligations of states and political subdivisions	7,698	-	7,558	140
Total available for sale	$172,058	$-	$171,918	$140

		Fair Value Measurements at December 31, 2008 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale
U. S. Treasury securities	$1,544	$-	$1,544	$-
U. S. agency securities	97,105	-	97,105	-
Mortgage-backed securities of government sponsored agencies	69,962	-	69,962	-
Obligations of states and political subdivisions	7,130	-	7,130	-
Total available for sale	$175,741	$-	$175,741	$-

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  8 – FAIR VALUE - continued

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three month and nine month periods ended September 30, 2009:

	Securities Available-for-sale
	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Balance of recurring Level 3 assets at beginning of period	$140	$-
Total gains or losses (realized/unrealized):
Included in earnings – realized	-	-
Included in earnings – unrealized	-	-
Included in other comprehensive income	-	-
Purchases, sales, issuances and settlements, net	-	-
Transfers in and/or out of Level 3	-	140
Balance of recurring Level 3 assets at September 30, 2009	$140	$140

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  8 – FAIR VALUE - continued

The carrying amounts and estimated fair values of financial instruments at September 30, 2009 and December 31, 2008 were as follows:

	September 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and due from banks	$31,011	$31,011	$22,148	$22,148
Federal funds sold	21,797	21,797	15,899	15,899
Securities available for sale	172,058	172,058	175,741	175,741
Loans held for sale	2,723	2,723	1,193	1,193
Loans, net	458,164	460,220	458,567	465,488
Federal Home Loan Bank and Federal Reserve Bank stock	3,888	n/a	3,931	n/a
Interest receivable	3,145	3,145	3,720	3,720

Financial liabilities
Deposits	$(604,216)	$(609,403)	$(589,182)	$(592,658)
Securities sold under agreements to repurchase	(12,303)	(12,303)	(18,351)	(18,351)
Federal Home Loan Bank advances	(4,448)	(4,614)	(7,607)	(7,860)
Other borrowed funds	(14,116)	(14,208)	(15,560)	(15,660)
Interest payable	(883)	(883)	(1,054)	(1,054)

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  8 – FAIR VALUE - continued

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at September 30, 2009 Using
	September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired Loans	$7,658	$-	$-	$7,658

		Fair Value Measurements at December 31, 2008 Using
	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired Loans	$9,402	$-	$-	$9,402

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $9,334,000 at September 30, 2009 with a valuation allowance of $1,676,000, resulting in a net negative provision for loan losses of $532,000 for the nine month period ended September 30, 2009 and a net negative provision for loan losses of $446,000 for the three months ended September 30, 2009.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  9 – SUBSEQUENT EVENT – ACQUISITION

Effective at 12:01 a.m. on October 1, 2009, Premier completed its acquisition of Abigail Adams National Bancorp, Inc. (“Abigail Adams”), a $382 million bank holding company headquartered in Washington, DC which conducts business through its two wholly owned bank subsidiaries, The Adams National Bank (“Adams National”), with offices in Washington, D.C. and Maryland, and Consolidated Bank and Trust Company, with offices in Richmond and Hampton, Virginia, in a non-taxable statutory merger.  Under terms of the agreement of merger governing the transaction, each share of Abigail Adams was exchanged for 0.4461 shares of Premier common stock, with cash paid in lieu of fractional shares.  Premier issued approximately 1,545,099 shares of its common stock in the transaction. The value of the transaction is estimated at $10.3 million.

Premier believes the merger with Abigail Adams will provide a number of significant strategic opportunities, including an opportunity to gain entry to the Washington, D.C., Richmond, Virginia and Hampton, Virginia banking markets and providing Premier an opportunity to increase its core deposit base.  Premier also considered the financial and regulatory status of Abigail Adams and Adams National and the Company’s history of successfully working through regulatory agreements with its subsidiary banks and returning those banks to well performing status in subsequent regulatory examinations.

ASC Topic 805, Business Combinations, requires the disclosure of other information regarding the acquisition of another entity which is not included herein. Premier has enlisted third party providers to assist the Company in its evaluation of the carrying value of the assets and liabilities of Abigail Adams.  Premier has not received their reports and has not yet completed its internal evaluation(s) of  acquired assets and liabilities due to the recent timing of the acquisition.

NOTE  10 – SUBSEQUENT EVENT - PARTICIPATION IN U.S. TREASURY CAPITAL PURCHASE PROGRAM

On October 2, 2009, Premier issued and sold to the United States Department of the U.S. Treasury (the “U.S. Treasury”) (i) 22,252 of Premier’s Fixed Rate Cumulative Perpetual Preferred Shares, Series A, each without par value and having a liquidation preference of $1,000 per share (the “Series A Preferred Shares”), and (ii) a ten-year warrant (the “Warrant”) to purchase 628,588 Premier common shares, each without par value (the “Common Shares”), at an exercise price of $5.31 per share (subject to certain anti-dilution and other adjustments), for an aggregate purchase price of $22,252,000 in cash.

This investment was made as part of the U.S. Treasury’s TARP Capital Purchase Program (the “Capital Purchase Program”).  The issuance and sale to the U.S. Treasury of the Series A Preferred Shares and the Warrant was a private placement exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4 (2) thereof.  All of the proceeds from the sale of the Series A Preferred Shares and the Warrant by Premier to the U.S. Treasury under the Capital Purchase Program will qualify as Tier 1 capital for regulatory purposes.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  10 – SUBSEQUENT EVENT - continued

To finalize Premier’s participation in the Capital Purchase Program, Premier and the U.S. Treasury entered into a Letter Agreement, dated October 2, 2009 (the “Letter Agreement”), including a Securities Purchase Agreement — Standard Terms which is attached thereto (the “Securities Purchase Agreement” and together with the Letter Agreement, (the “UST Agreement”).

Pursuant to the UST Agreement and under standardized Capital Purchase Program terms, cumulative dividends on the Series A Preferred Shares will accrue on the liquidation preference at a rate of 5% per annum for the first five years and at a rate of 9% per annum thereafter.  These dividends will be paid only if, as and when declared by Premier’s Board of Directors.  The Series A Preferred Shares have no maturity date and rank senior to the Common Shares with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution and winding up of Premier.  Subject to the approval of the Appropriate Federal Banking Agency (as defined in the Securities Purchase Agreement, which for Premier is the Board of Governors of the Federal Reserve System), the Series A Preferred Shares are redeemable at the option of Premier at 100% of their liquidation preference plus accrued and unpaid dividends.

Copies of the UST Agreement, and the Warrant are included as Exhibits 10.1 and 4.1, respectively, to Current Report on Form 8-K filed on October 7, 2009.  A copy of the Articles of Incorporation (setting forth the express terms of the Series A Preferred Shares) is included as Exhibit 3.1(i) to this Quarterly Report on Form 10-Q.  The foregoing summary of certain provisions of these documents is qualified in its entirety by reference thereto.

NOTE  11 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through November 13, 2009, which is the date that the Company’s financial statements were issued. No other material subsequent events have occurred since September 30, 2009 that required recognition or disclosure in these financial statements.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
September 30, 2009

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

Net income for the nine months ended September 30, 2009 was $4,086,000, or $0.64 per share, compared to net income of $5,634,000, or $0.96 per share for the nine months ended September 30, 2008.  The decrease in income in 2009 is largely due to decreasing yields on earning assets, particularly federal funds sold, decreases in service charge revenue and increases in non-interest expenses such as the special FDIC assessment on all banks in the United States, as well as the existence of benefits to 2008 net income, such as negative provisions for loan losses, income received for extending the Company’s ATM processing contract, securities transactions and reimbursed collection expenses, which did not reoccur in 2009.  The annualized returns on average shareholders’ equity and average assets were approximately 5.94% and 0.74% for the nine months ended September 30, 2009 compared to 9.45% and 1.13% for the same period in 2008.  For the quarter ending September 30, 2009, annualized returns on average shareholders’ equity and average assets were approximately 6.62% and 0.82% compared to 9.03% and 1.05% for the same quarter of 2008.

Net income for the three months ended September 30, 2009 was $1,502,000, or $0.23 per share, compared to net income of $1,930,000, or $0.30 per share for the three months ended September 30, 2008. Again, the decrease in income in 2009 is largely due to decreasing yields on earning assets, particularly loan yields, and increases in the provision for loan losses and non-interest expenses including higher FDIC assessments and expenses related to the acquisition of Abigail Adams National Bancorp, Inc. (“Abigail Adams”).

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
September 30, 2009

Net interest income for the nine months ending September 30, 2009 totaled $19.99 million, up $768,000 or 4.0% from the $19.22 million of net interest income earned in the first nine months of 2008, as the $1.848 million of additional net interest income of the combined Traders Bank more than offset the 5.6% decrease in net interest income of Premier’s other five banks.  The operations from the acquisitions of Citizens First Bank (“Citizens First) and Traders Bankshares, Inc. (“Traders”), (now merged together as Traders Bank), both of which occurred at the close of business on April 30, 2008 are included in the consolidated financial statements of Premier only from the date of acquisition and thus are not included in the first four months of the comparative first nine months of 2008 results.  Interest income in the first nine months of 2009 decreased by $766,000 or 2.7%, including the benefit of the $2.65 million of interest income added by the operations of Traders Bank in the first four months of 2009.  Without these additional operations of Traders Bank, interest income decreased by $3.41 million or 12.1% in 2009.  For the first nine months of 2009, interest income on loans increased by $412,000, due to the $2.27 million of interest income on loans contributed by the operations of Traders Bank during the first four months of 2009.  Otherwise, interest income on loans decreased by $1.86 million, due to lower loan yields even though on a higher average volume of loans outstanding.  Interest earned on investments decreased $512,000 in the first nine months of 2009, including the additional $377,000 of investment income added by the operations of Traders Bank during the first four months of 2009, due to lower average yields on a lower average volume of investments of the remaining bank operations.  Interest earned on federal funds sold decreased by $664,000 in the first nine months of 2009, largely due to lower yields earned resulting from the Federal Reserve Board of Governors’ policy to stimulate the economy by maintaining the federal funds sold rate near 0.25%.

Interest expense in the first nine months of 2009 decreased by $1.53 million or 17.2% despite the inclusion of the operations of Traders Bank.  Excluding the $799,000 of interest expense from the first four months of Traders Bank operations in 2009, interest expense declined by $2.33 million or 26.2% in the first nine months of 2009 compared to the first nine months of 2008, partially offsetting the $3.41 million decrease in interest income described above.  Interest expense on deposits decreased by $1.36 million in the first nine months of 2009, including the $799,000 of interest expense on the deposits of Traders Bank during the first four months of 2009.  The decrease is due to lower rates paid although on a slightly higher average balance of interest bearing deposits outstanding of the remaining bank operations.  Interest expense on repurchase agreements and federal funds purchased decreased $97,000 in 2009, largely due to lower rates paid on a lower average balance.  Interest expense on FHLB advances and other borrowings decreased $80,000 in the first nine months of 2009 as interest savings from rate decreases on Premier’s variable rate borrowings at the parent were only partially offset by interest on an increase in the average balance of borrowings from the new borrowing at the parent to fund the purchase of Traders.

The decreases in all sources of interest income and expense (excluding the operations of Traders Bank) in 2009 are largely the result of the decrease in market interest rates following the Federal Reserve Bank Board of Governors’ monetary policy changes in 2008.  The Board of Governors’ policy to reduce the federal funds rate to nearly zero coupled with the U.S. Treasury actively buying investment securities has significantly reduced the yield on much of Premier’s earning assets, including investments, federal funds sold and variable rate loans.  Premier has tried to offset some of the lower interest income by lowering the rates paid on its deposits and repurchase agreements with customers.  The overall result has been a decrease in Premier’s net interest margin in the first nine months of 2009 to 4.03% compared to 4.24% for the same period in 2008.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
September 30, 2009

Additional information on Premier’s net interest income for the first nine months of 2009 and 2008 is contained in the following table.

PREMIER FINANCIAL BANCORP, INC.
AVERAGE CONSOLIDATED BALANCE SHEETS
AND NET INTEREST INCOME ANALYSIS

	Nine Months Ended September 30, 2009			Nine Months Ended September 30, 2008
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
Assets
Interest Earning Assets
Federal funds sold and other	$30,841	$54	0.23%	$40,816	$720	2.35%
Securities available for sale
Taxable	164,307	4,764	3.87	157,014	5,302	4.50
Tax-exempt	7,464	178	4.82	5,778	152	5.31
Total investment securities	171,771	4,942	3.91	162,792	5,455	4.53
Total loans	463,828	22,374	6.45	402,185	21,962	7.27
Total interest-earning assets	666,440	27,370	5.51%	605,793	28,136	6.21%
Allowance for loan losses	(8,384)			(7,814)
Cash and due from banks	24,496			17,099
Other assets	48,595			39,846
Total assets	$731,147			$654,924

Liabilities and Equity
Interest-bearing liabilities
Interest-bearing deposits	$496,925	6,715	1.81	$447,196	8,072	2.40
Short-term borrowings	13,447	94	0.93	15,989	191	1.59
FHLB advances	4,966	214	5.76	4,755	220	6.16
Other borrowings	14,814	359	3.24	11,624	433	4.96
Total interest-bearing liabilities	530,152	7,382	1.86%	479,564	8,916	2.48%
Non-interest bearing deposits	105,758			91,594
Other liabilities	4,461			5,443
Shareholders’ equity	90,776			78,323
Total liabilities and equity	$731,147			$654,924

Net interest earnings		$19,988			$19,220
Net interest spread			3.65%			3.73%
Net interest margin			4.03%			4.24%

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
September 30, 2009

Additional information on Premier’s net interest income for the third quarter of 2009 and third quarter of 2008 is contained in the following table.

PREMIER FINANCIAL BANCORP, INC.
AVERAGE CONSOLIDATED BALANCE SHEETS
AND NET INTEREST INCOME ANALYSIS

	Three Months Ended September 30, 2009			Three Months Ended September 30, 2008
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
Assets
Interest Earning Assets
Federal funds sold and other	$24,124	$17	0.28%	$40,153	$190	1.88%
Securities available for sale
Taxable	171,236	1,541	3.60	171,516	1,914	4.46
Tax-exempt	7,553	60	4.81	7,272	59	4.92
Total investment securities	178,789	1,601	3.65	178,788	1,973	4.48
Total loans	462,683	7,496	6.43	455,272	8,113	7.07
Total interest-earning assets	665,596	9,114	5.46%	674,213	10,276	6.07%
Allowance for loan losses	(8,067)			(8,912)
Cash and due from banks	23,750			18,951
Other assets	50,191			49,468
Total assets	$731,470			$733,720

Liabilities and Equity
Interest-bearing liabilities
Interest-bearing deposits	$498,218	2,126	1.69	$495,284	2,733	2.19
Short-term borrowings	12,105	32	1.05	21,540	85	1.57
FHLB advances	4,653	71	6.05	4,684	73	6.18
Other borrowings	14,340	117	3.24	16,140	208	5.11
Total interest-bearing liabilities	529,316	2,346	1.76%	537,648	3,099	2.29%
Non-interest bearing deposits	105,746			105,944
Other liabilities	5,647			4,661
Shareholders’ equity	90,760			85,467
Total liabilities and equity	$731,470			$733,720

Net interest earnings		$6,768			$7,177
Net interest spread			3.70%			3.78%
Net interest margin			4.06%			4.25%

Net interest income for the quarter ending September 30, 2009 totaled $6.77 million, down $409,000 or 5.7% from the $7.18 million of net interest income earned in the third quarter of 2008, largely due to lower interest income resulting from lower yields on loans, investments and other earnings assets.  The lower interest income was only partially offset by interest expense savings during the third quarter of 2009.  Interest income in the third quarter of 2009 decreased by $1.16 million or 11.3% from income reported for the third quarter of 2008.  Interest income on loans decreased by $617,000 or 7.6% in 2009, due to lower loan yields even though on a higher average volume of loans outstanding.  Interest earned on investments decreased $372,000 in the third quarter of 2009 due to lower average yields on a similar average volume of investments.  Interest earned on federal funds sold and interest bearing bank balances decreased by $173,000 in the third quarter of 2009, largely due to lower yields earned resulting from the Federal Reserve Board of Governors’ policy to stimulate the economy by maintaining the federal funds sold rate near 0.25% coupled with a lower average volume of assets outstanding during the quarter.

Interest expense in the third quarter of 2009 decreased by $753,000, or 24.3%, partially offsetting the $1.16 million decrease in interest income described above.  Interest expense on deposits decreased by $607,000 in the third quarter of 2009, largely due to lower rates paid although on a slightly higher average balance of interest-bearing deposits outstanding.  Interest expense on repurchase agreements and federal funds purchased decreased $53,000, or 62.4% in 2009, largely due to lower rates paid and a 43.8% decrease in the average balance outstanding.  Interest expense on other borrowings decreased $91,000, or 43.8% in 2009 as interest savings from rate decreases on Premier’s variable rate borrowings at the parent were complemented by a decrease in the average balance of outstanding borrowings resulting from principal payments.

The Board of Governors’ policy to reduce the federal funds rate to nearly zero coupled with the U.S. Treasury actively buying investment securities has significantly reduced the yield on much of Premier’s earning assets including investments, federal funds sold and variable rate loans.  Premier has tried to offset some of the lower interest income by lowering the rates paid on its deposits and repurchase agreements with customers.  The overall result has been a decrease in Premier’s net interest margin in the third quarter of 2009 to 4.06% compared to 4.25% for the same period in 2008.

Non-interest income decreased $132,000 to $3,870,000 for the first nine months of 2009, largely due to $93,000 of gains on the sale of securities in 2008 and $150,000 of income received for extending the Company’s ATM processing contract in 2008.  Included in this decrease is $302,000 of non-interest income from the operations of Traders Bank during the first four months of 2009. Excluding those operations, service charges on deposit accounts decreased by $121,000 or 5.1%, secondary market mortgage income decreased by $59,000 or 15.3%, while electronic banking income (income from debit/credit cards, ATM fees and internet banking charges) increased by $57,000, or 9.2%, in the first nine months of 2009 compared to the same period of 2008.  The decrease in service charges on deposit accounts is largely due to lower total NSF fees as Premier believes that deposit customers seem to be keeping a closer watch on their available deposit balances as economic conditions tighten.  Secondary market mortgage income decreased as the number of mortgage buyers in the private sector has decreased substantially and government agency buyers have increased their requirements to approve the purchase of mortgage loans.  Premier concentrates its efforts on selling high quality mortgage loans and routinely searches for new buyers for these loans; however, the volume of future sales may depend on factors beyond the control of the Company.  Electronic banking income increased largely due to continued increases in Premier’s deposit customer base and customers’ greater propensity to use electronic means to conduct their banking business.  Premier’s conversion to a more modern banking software system in 2005 has allowed Premier to offer more electronic banking services and made it easier for customers to conduct their banking electronically.

For the quarter ending September 30, 2009, non-interest income decreased $10,000, or 0.7% to $1,374,000.  Service charges on deposit accounts decreased by $26,000 or 2.9%, largely due to lower NSF activity by Premier’s deposit customers.  Secondary market mortgage income increased by $29,000, or 33.7% in the third quarter of 2009 due to an increase in secondary market activity from customers refinancing their mortgages to take advantage of lower mortgage rates.  Electronic banking income increased by $22,000 or 9.4% due to Premier’s deposit customers’ greater propensity to use electronic means to conduct their banking business.  Other non-interest income decreased by $35,000 or 23.2% primarily due to lower income from credit life insurance commissions and consumer loan fees.

    Non-interest expenses for the first nine months of 2009 totaled $17,372,000, or 3.18% of average assets on an annualized basis compared to $14,707,000, or 3.00% of average assets for the same period of 2008.  The $2.67 million increase in non-interest expenses in 2009 when compared to the first nine months of 2008 is largely due to the $1.78 million of additional operating costs of Traders Bank during the first four months of 2009 and a $319,000 special assessment by the FDIC in the second quarter of 2009.  For the first nine months of 2009 staff costs increased by $791,000 or 10.5%, largely due to $644,000 of staff costs included from the operations of Traders Bank during the first four months of 2009.  The remaining $147,000 or 2.0% increase was largely due to $175,000 of expenses related to the liquidation of the defined benefit pension plan acquired from Traders Bankshares, Inc.  Otherwise normal salary and benefit increases have been offset by staff reductions and lower stock compensation expense.  Occupancy and equipment expenses increased by $126,000 or 6.7% in 2009, largely due to $278,000 of occupancy and equipment expenses included from the operations of Traders Bank during the first four months of 2009.  Excluding this $278,000 of Traders Bank operations, the remaining $152,000 decrease is largely the result of lower information technology equipment expenses.  Outside data processing costs increased by $431,000 or 23.0% in 2009, largely due to $238,000 of outside data processing expenses included from the operations of Traders Bank during the first four months of 2009.  The remaining $193,000 or 10.3% increase is largely due to the additional fees charged for Traders Bank since their conversion to Premier’s third party data processing provider during the latter part of 2008 and new charges incurred for the outsourcing of deposit statement rendering.  Professional fees increased by $220,000 or 38.3% in 2009 partially due to $67,000 of expenses related to audit and other professional services included from the operations of Traders Bank during the first four months of 2009. The remaining $153,000 or 26.7% increase is largely due to higher legal fees and costs associated with the acquisition of Abigail Adams that closed on October 1, 2009.  Taxes other than payroll, property and income increased by $75,000 or 15.9% in 2009, largely due to the $45,000 of expenses included from the operations of Traders Bank during the first four months of 2009.  The remaining $30,000 or 6.4% increase is due to an increase in Premier’s average equity which is taxed in the state of West Virginia.  Write-downs, expenses and sales of other real estate owned (OREO) increased by $105,000 in the first nine months of 2009, largely due to $109,000 of OREO expenses and writedowns at Traders Bank during the first four months of 2009.  FDIC insurance increased by $601,000 or over 283% in 2009, largely due to the FDIC’s special assessment on all banks in the United States during the second quarter of 2009.   The special assessment, designed to shore-up the FDIC’s Bank Insurance Fund, cost Premier approximately $319,000 during the second quarter of 2009.  The additional $282,000 of FDIC insurance expense is due to the expiration of FDIC insurance credits that had previously been used to offset normal FDIC premiums in 2008.  Other operating expenses increased by $310,000 or 16.9% in 2009, largely due to $344,000 of other operating expenses included from the operations of Traders Bank during the first four months of 2009.  The remaining $34,000 decrease consists primarily of conversion expenses related to Traders Bank converting to Premier’s data systems recorded in the third quarter 2008 coupled with lower core deposit intangible amortization, postage and supplies expenses in 2009 substantially offset  by $125,000 of collections expenses that were reimbursed to the Company in the first quarter 2008, reducing the amount of reported expenses in 2008.

Non-interest expenses for the third quarter of 2009 totaled $5,723,000 or 3.13% of average assets on an annualized basis compared to $5,581,000 or 3.04% of average assets for the same period of 2008.  The $142,000 increase in non-interest expenses in the third quarter of 2009 when compared to the third quarter of 2008 is largely due to increases in staff costs and FDIC insurance partially offset by a decrease in other operating expenses.  Staff costs increased by $100,000 or 3.6% in 2009 due to $175,000 of expenses related to the liquidation of the defined benefit pension plan acquired from Traders Bankshares, Inc.  Otherwise normal salary and benefit increases have been offset by staff reductions and lower stock compensation expense.  Occupancy and equipment expenses decreased by $69,000 or 9.8% in 2009, largely due to lower information technology equipment expenses.  Outside data processing costs increased by $72,000 or 10.3% in 2009 largely due to the additional fees charged for Traders Bank since their conversion to Premier’s third party data processing provider and new charges incurred for the outsourcing of deposit statement rendering.  Professional fees increased by $39,000 in the third quarter of 2009, largely due to expenses related to the acquisition of Abigail Adams.  Taxes other than payroll, property and income increased by $40,000 or 26.0% in the third quarter of 2009, largely due to an increase in taxable equity within the state of West Virginia.  FDIC insurance increased by $126,000 or over 155% in the third quarter of 2009, largely due to the expiration of FDIC insurance credits that had previously been used to offset normal FDIC premiums in 2008.  Other operating expenses decreased by $148,000 in the third quarter of 2009, largely due to conversion expenses related to Traders Bank converting to Premier’s data systems recorded in the third quarter 2008 coupled with lower core deposit intangible amortization, postage and supplies expenses in 2009.

Income tax expense was $2,061,000 for the first nine months of 2009 compared to $2,840,000 for the first nine months of 2008.  The effective tax rate for the nine months ended September 30, 2009 was 33.5%, the same effective tax rate for the same period in 2008.  The decrease in income tax expense can be primarily attributed to the decrease in pre-tax income detailed above.  Income tax expense for the quarter ending September 30, 2009 was $790,000 (34.5% effective tax rate) compared to $965,000 (33.3% effective tax rate) for the same period of 2008.  The decrease in income tax expense is directly related to the decrease in pre-tax income detailed above.  The increase in the effective tax rate is largely due to an increase in non-deductible expenses related to the acquisition of Abigail Adams in 2009.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
September 30, 2009

B.         Financial Position

Total assets at September 30, 2009 increased $11.3 million to $735.8 million from the $724.5 million at December 31, 2008.  Earning assets increased slightly to $665.8 million at September 30, 2009 from the $664.1 million at December 31, 2008, an increase of $1.7 million, or 0.3%.  The increase in earnings assets was largely due to increases in federal funds sold and interest-bearing deposits at other financial institutions partially offset by decreases in securities available-for-sale and loans.

Cash and due from banks at September 30, 2009 was $31.0 million, a $8.9 million increase from the $22.1 million at December 31, 2008, including a $584,000 increase in interest-bearing deposits at other financial institutions.  Federal funds sold increased $5.9 million to $21.8 million at September 30, 2009 from the $15.9 million reported at December 31, 2008.  Changes in these two highly liquid assets are generally in response to increases in deposits, the demand for deposit withdrawals or the funding of loans and are part of Premier’s management of its liquidity and interest rate risks.  The increase in federal funds sold at the end of September is largely due to funds held for the purpose of settling $4.5 million of investment purchases that occurred prior to quarter-end for which the funding was not due until early October 2009. Otherwise, management has been minimizing the level of these extremely low yielding liquid funds (0.10% during the first nine months of 2009) and invest the funds in alternative securities to obtain higher yields.  The increase in cash and due from banks is a primarily result of keeping additional funds on deposit with the Federal Reserve, which is paying a higher rate of interest than most yields on federal funds sold.

Securities available for sale totaled $172.1 million at September 30, 2009, a $3.7 million decrease from the $175.7 million at December 31, 2008.  The decrease was largely due to investment maturities and calls late in the third quarter which have not yet been reinvested.  During this extended period of low interest rates, Premier has been reluctant to reinvest maturing investments as investment yields on seasoned securities have been suppressed by the U.S. Treasury’s program to purchase investment securities in the open market.  Similarly, yields on newly issued high quality securities have also been very low due to the low interest rate environment resulting from the U.S. Treasury’s program and the Federal Reserve’s policy on interest rates.  As it appeared that the low interest rate environment was going to extend into the foreseeable future, Premier began using its lower yielding federal funds sold during the second quarter of 2009 to purchase investment securities in an effort to maximize interest income on these funds.  However, as the low interest rate environment has extended, Premier has been even more judicious about which bonds to purchase based upon their maturity and callability horizons in relation to maximizing the purchase yield.  The investment portfolio is predominately high quality interest-bearing bonds and mortgage-backed securities with defined maturity dates backed by the U.S. Government or Government sponsored agencies.  The unrealized gains at September 30, 2009 and December 31, 2008 are price changes resulting from changes in the interest rate environment.  Additional details on investment activities can be found in the Consolidated Statements of Cash Flows and in Note 2 to the financial statements.

Total loans at September 30, 2009 were $466.0 million compared to $467.1 million at December 31, 2008, a decrease of approximately $1.1 million.  The decrease in loans is largely due to loan payoffs and principal payments during the first nine months of 2009 which more than offset new loan production.

Deposits totaled $604.2 million as of September 30, 2009, a $15.0 million increase from the $589.2 million in deposits at December 31, 2008.  The overall increase in deposits is due to an increase in interest-bearing deposit balances at Premier’s subsidiary banks, primarily time deposits $100,000 and over.  Time deposits $100,000 and over increased by $9.6 million or 13.4%, from December 31, 2008 to September 30, 2009.  Other interest bearing deposits (CD’s under $100,000, savings accounts and interest bearing transaction accounts) increased by $6.0 million or 1.4% during the same time frame.  Non-interest bearing deposits remained relatively unchanged, decreasing by only $549,000 or 0.5%, from December 31, 2008 to September 30, 2009.  Contrary to the trend in total deposits, repurchase agreements with corporate and public entity customers decreased during the first nine months of 2009, declining by $6.0 million to $12.3 million as of September 30, 2009.

Long-term Federal Home Loan Bank (FHLB) advances declined by $159,000 in the first nine months of 2009, and other borrowed funds decreased by $1.4 million during that time due to regularly scheduled principal payments.  FHLB advances also decreased by $3.0 million as the $3.0 million of overnight borrowings from the FHLB at December 31, 2008 have been fully repaid.  See Note 5 to the consolidated financial statements for additional information on the Company’s outstanding FHLB advances.

The following table sets forth information with respect to the Company’s nonperforming assets at September 30, 2009 and December 31, 2008.

	(In Thousands)
	2009	2008
Non-accrual loans	$5,590	$6,943
Accruing loans which are contractually past due 90 days or more	446	625
Restructured	1,592	1,203
Total non-performing loans	7,628	8,771
Other real estate acquired through foreclosure (OREO)	1,207	1,056
Total non-performing assets	$8,835	$9,827

Non-performing loans as a percentage of total loans	1.64%	1.88%

Non-performing assets as a percentage of total assets	1.20%	1.36%

Total non-performing loans have decreased since year-end, as decreases in non-accrual loans and loans past due 90 days or more have been partially offset by increases in loans restructured in an effort help borrowers meet their obligation to repay their loans.   The decrease in non-accrual loans was partially the result of the charge-off of loans to one borrower that had been identified and carried as an impaired loan for more than three years. Premier finally received permission from the bankruptcy court to foreclose upon and liquidate the collateral. The decrease in non-performing loans was also partially offset by an increase in other real estate acquired through foreclosure.  Premier continues to make a significant effort to reduce its past due and non-performing loans by reviewing loan files, using the courts to bring borrowers current with the terms of their loan agreements and/or the foreclosure and sale of OREO properties.  As in the past, when these plans are executed, Premier may experience increases in non-performing loans and non-performing assets. Furthermore, any resulting increases in loans placed on non-accrual status will have a negative impact on future loan interest income.  Also, as these plans are executed, other loans may be identified that would necessitate additional charge-offs and potentially additional provisions for loan losses.

    During the third quarter of 2009, the Company recorded $127,000 of provisions for loan losses, largely due to estimated increases in overall credit risk in the loan portfolio.  The continuing level of non-performing loans plus the increase in net charge-offs are evidence of the increasing credit risk in the loan portfolio.  The longer the downturn in the national and local economy continues, the greater the risk that one or more of Premier’s loan customers may be affected in a negative way and therefore struggle to meet their commitment to repay their loan. The $127,000 third quarter 2009 provision for loan losses compares to $85,000 of provisions recorded during the third quarter of 2008. For the first nine months of 2009, total provisions for loan losses equaled $339,000.  This compares to 2008 as a negative provision recorded in the first quarter of 2008 offset most of the provisions recorded in the second and third quarters of 2008, resulting in a net $41,000 of loan loss provisions recorded during the first nine months of 2008.  The negative first quarter 2008 provision resulted from continued improvement in the estimated credit risk at banks formerly subject to regulatory agreements, payments on loans previously identified as having significant credit risk, net recoveries recorded during the first quarter of 2008 and the $10.6 million decline in loans outstanding.  The negative provision was made in accordance with Premier’s policies regarding management’s estimation of probable incurred losses in the loan portfolio and the adequacy of the allowance for loan losses, which are in accordance with accounting principles generally accepted in the United States of America.  In the coming months, Premier will continue to monitor the impact that national housing market price declines may have on its local markets and collateral valuations as management evaluates the adequacy of the allowance for loan losses.  While some price deterioration is expected, it is not currently anticipated that Premier’s markets will be impacted as severely as other areas of the country due to the historically modest increases in real estate values in the Company’s markets.  However, as local and national unemployment rates remain at elevated levels and the downturn housing prices extends further into the future, there is an increasing risk of price deterioration in real estate values in the Company’s markets.  Future provisions to the allowance for loan losses, positive or negative, will depend on future improvement or deterioration in estimated credit risk in the loan portfolio as well as whether additional payments are received on loans having significant credit risk.

Gross charge-offs of loans totaled $1,276,000 during the first nine months of 2009.  Any collections on these loans would be presented in future financial statements as recoveries of the amounts charged against the allowance.  Recoveries recorded during the first nine months of 2009 totaled $255,000, resulting in $1,021,000 of net charge-offs for the first nine months of 2009.  This compares to $4,000 of net recoveries recorded in the first nine months of 2008.  During the third quarter of 2009, net charge-offs totaled $715,000 largely due to the charge-off of loans to one borrower that had been identified and carried as an impaired loan for more than three years.  Premier finally received permission from the bankruptcy court to foreclose upon and liquidate the collateral.  The actual charge-off was approximately the amount of allowance allocated to the loan during its classification as an impaired loan.  The allowance for loan losses at September 30, 2009 was 1.69% of total loans as compared to 1.83% at December 31, 2008.  The decrease in the percentage of allowance for loan losses to total loans is largely due to the $1,021,000 of net charge-offs recorded

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
September 30, 2009

during the first nine months of 2009 versus the $339,000 provision for loan losses during the same time frame.  Furthermore, a significant portion of the charge-offs were already provided for in the allowance for loan losses under Premier’s policies regarding the estimation of probable incurred losses on impaired loans.  As these kinds of loans are charged-off, the percentage of the allowance for loan losses to total loans will tend to decrease unless new loans are identified as impaired and provided for in the allowance for loan losses.

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
September 30, 2009

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

2.	Cash flow generated by repayment of loans and interest.

3.	Arrangements with correspondent banks for purchase of unsecured federal funds.

4.	The sale of securities under repurchase agreements and borrowing from the Federal Home Loan Bank.

5.	Maintenance of an adequate available-for-sale security portfolio. The Company owns $172.1 million of securities at market value as of September 30, 2009.

The cash flow statements for the periods presented in the financial statements provide an indication of the Company’s sources and uses of cash as well as an indication of the ability of the Company to maintain an adequate level of liquidity.

      E.           Capital

At September 30, 2009, total shareholders’ equity of $92.1 million was 12.5% of total assets. This compares to total shareholders’ equity of $89.4 million or 12.3% of total assets on December 31, 2008.

Tier I capital totaled $62.9 million at September 30, 2009, which represents a Tier I leverage ratio of 9.0%.  This ratio is up slightly from the 8.7% at December 31, 2008 as the growth in Tier I capital exceeded the growth in total assets during the first nine months of 2009.

Book value per share was $14.41 at September 30, 2009, and $13.99 at December 31, 2008.  The increase in book value per share was the result of the $0.64 per share earned during the first nine months of 2009 less the $0.33 per share common dividend.  Also increasing the book value per share was $708,000 of other comprehensive income for the first nine months of 2009 related to the after tax increase in the market value of investment securities available for sale.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
September 30, 2009

    On October 1, 2009, Premier completed its acquisition of Abigail Adams, a $382 million bank holding company headquartered in Washington, DC in a non-taxable 100% stock exchange.  Under terms of the agreement of merger governing the transaction, each share of Adams was exchanged for 0.4461 shares of Premier common stock, with cash paid in lieu of fractional shares.  Premier issued approximately 1,545,099 shares of its common stock in the transaction.  See Note 9 to the financial statement above for more information on the acquisition of Abigail Adams.

On October 2, 2009, Premier issued and sold to the United States Department of the U.S. Treasury (the “U.S. Treasury”) (i) 22,252 of Premier’s Fixed Rate Cumulative Perpetual Preferred Shares, Series A, each without par value and having a liquidation preference of $1,000 per share (the “Series A Preferred Shares”), and (ii) a ten-year warrant (the “Warrant”) to purchase 628,588 Premier common shares, each without par value (the “Common Shares”), at an exercise price of $5.31 per share (subject to certain anti-dilution and other adjustments), for an aggregate purchase price of $22,252,000 in cash.

Premier entered into an agreement with the U.S. Treasury, the UST Agreement, and under standardized Capital Purchase Program terms, cumulative dividends on the Series A Preferred Shares will accrue on the liquidation preference at a rate of 5% per annum for the first five years and at a rate of 9% per annum thereafter.  These dividends will be paid only if, as and when declared by Premier’s Board of Directors.  The Series A Preferred Shares have no maturity date and rank senior to the Common Shares with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution and winding up of Premier.  Subject to the approval of the Appropriate Federal Banking Agency (as defined in the Securities Purchase Agreement, which for Premier is the Board of Governors of the Federal Reserve System), the Series A Preferred Shares are redeemable at the option of Premier at 100% of their liquidation preference plus accrued and unpaid dividends.  See Note 10 to the financial statements above for more information on the Series A Preferred Shares.

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

PREMIER FINANCIAL BANCORP, INC.
September 30, 2009

B.         Changes in Internal Controls over Financial Reporting

There were no changes in internal controls over financial reporting during the third fiscal quarter that have materially affected or are reasonably likely to materially affect Premier's internal controls over financial reporting.

C.         Inherent Limitations on Internal Control

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

PREMIER FINANCIAL BANCORP, INC.
September 30, 2009

PART II - OTHER INFORMATION

Item 1.        Legal Proceedings                                                                    None

Item 1A.     Risk Factors

Please refer to Premier’s Annual Report on Form 10-K for the year ended December 31, 2008 for disclosures with respect to Premier’s risk factors at December 31, 2008.  Due to Premier’s participation in the U.S. Treasury’s TARP Capital Purchase Program on October 2, 2009 and Premier’s completion of the acquisition of Abigail Adams National Bancorp, Inc. on October 1, 2009, the following additional risk factors relate to Premier.

Because Of Our Participation In The Capital Purchase Program, We Are Subject To Several Restrictions Including Restrictions On Our Ability To Declare Or Pay Dividends And Repurchase Our Shares As Well As Restrictions On Compensation Paid To Our Executive Officers.

Pursuant to the terms of the UST Agreement, our ability to declare or pay dividends on any of our shares is limited.  Specifically, we are unable to declare dividend payments on Common Shares, junior preferred shares or pari passu preferred shares if we are in arrears on the payment of dividends on the Series A Preferred Shares.  Further, we are not permitted to increase dividends on our Common Shares above the amount of the last quarterly cash dividend per share declared prior to October 14, 2008 ($0.11 per share) without the U.S. Treasury’s approval until October 2, 2012, unless all of the Series A Preferred Shares have been redeemed or transferred by the U.S. Treasury to unaffiliated third parties.  In addition, our ability to repurchase our shares is restricted.  The consent of the U.S. Treasury generally is required for us to make any stock repurchase (other than in connection with the administration of any employee benefit plan in the ordinary course of business and consistent with past practice) until October 2, 2012, unless all of the Series A Preferred Shares have been redeemed or transferred by the U.S. Treasury to unaffiliated third parties.  Further, Common Shares, junior preferred shares or pari passu preferred shares may not be repurchased if we are in arrears on the payment of Series A Preferred Share dividends.  Finally, the terms of the UST Agreement allow the U.S. Treasury to impose additional restrictions, including those on dividends and including unilateral amendments required to comply with changes in applicable federal law.

Pursuant to the terms of the UST Agreement, we adopted the U.S. Treasury’s current standards for executive compensation and corporate governance for the period during which the Treasury holds the equity securities issued pursuant to the UST Agreement, including the Common Shares that may be issued upon exercise of the Warrant.  These standards generally apply to our Chief Executive Officer, Chief Financial Officer, the three next most highly compensated senior executive officers and, with respect to certain aspects of executive compensation, the next 5 most highly compensated employees.  The standards include: (i) ensuring that incentive compensation plans and arrangements for senior executive officers do not encourage unnecessary and excessive risks that threaten our value; (ii) required clawback of any bonus or incentive compensation paid (or under a legally binding obligation to be paid) to a senior executive officer based on materially inaccurate financial statements or other materially inaccurate performance metric criteria; (iii) prohibition on making “golden parachute payments” to senior executive officers and the next 5 most highly compensated employees; and (iv) agreement not to claim a deduction, for federal income tax purposes, for compensation paid to any of the senior executive officers in excess of $500,000 per year.

PREMIER FINANCIAL BANCORP, INC.
September 30, 2009

The adoption of ARRA on February 17, 2009 imposed certain new executive compensation and corporate expenditure limits on all TARP recipients, including the Company, until the institution has repaid the U.S. Treasury.  The executive compensation standards are more stringent than those previously in effect under the Capital Purchase Program.  On June 10, 2009, the U.S. Treasury issued Interim Final Rules on TARP compensation standards pursuant to ARRA:  (1) prohibiting (in the case of Premier, which is receiving less than $25,000,000 in assistance) the most highly compensated employee from receiving any bonus or incentive compensation while TARP funds are outstanding that has a value greater than one-third of the total amount of such employee’s compensation, which may only be made by long-term restricted stock awards that cannot vest until TARP assistance is repaid; (2) excluding incentives for senior executive officers that would cause them to take unnecessary and excessive risks that threaten the value of the TARP recipient; (3) requiring recovery of any bonus or incentive compensation paid based on statements of earnings that are later found to be materially inaccurate; (4) requiring the TARP recipient’s board compensation committee to meet at least semiannually to evaluate employee compensation plans in light of any risk posed to the recipient by such plans; (5) requiring the board of directors to adopt a company-wide policy regarding excessive or luxury expenditures (including entertainment, office renovations, aviation services, or other activities that are not reasonable expenditures); (6) requiring a separate proxy vote by the shareholders at the annual shareholders meeting (on a non-binding basis) to approve executive compensation of the TARP recipient; and (7) requiring the TARP recipient’s chief executive officer and chief financial officer to annually certify the recipient’s compliance with these requirements.

Premier’s expenses will increase as a result of increases in FDIC insurance premiums.

The Federal Deposit Insurance Corporation imposes an assessment against institutions for deposit insurance.  This assessment is based on the risk category of the institution and ranges from 5 to 43 basis points of the institution’s deposits.  Federal law requires that the designated reserve ratio for the deposit insurance fund be established by the FDIC at 1.15% to 1.50% of estimated insured deposits.  If this reserve ratio drops below 1.15% or the FDIC expects that it will do so within six months, the FDIC must, within 90 days, establish and implement a plan to restore the designated reserve ratio to 1.15% of estimated insured deposits within five years (absent extraordinary circumstances).

Recent bank failures coupled with deteriorating economic conditions have significantly reduced the deposit insurance fund’s reserve ratio. On May 22, 2009, the FDIC issued a final rule imposing a special assessment of 5 basis points on total assets less tier 1 capital on June 30, 2009, which was collected on September 30, 2009.  For Premier this assessment was booked as a second quarter 2009 expense.  The rule also provides the FDIC with authority to impose up to two additional assessments of up to 5 basis points each on total assets less tier 1 capital.

In addition, the Emergency Economic Stabilization Act of 2008 (EESA) temporarily increased the limit on FDIC insurance coverage for deposits to $250,000 through December 31, 2009, and the FDIC took action to provide coverage for newly-issued senior unsecured debt and non-interest bearing transaction and for unsecured debt and non-interest bearing transaction and certain NOW accounts in excess of the $250,000 limit, for which institutions will be assessed additional premiums.  In 2009, the temporary increase in FDIC insurance coverage was extended through December 31, 2013.  These actions will increase Premier’s combined non-interest expense in 2009 and in future years as long as the increased premiums and coverages are in place.

PREMIER FINANCIAL BANCORP, INC.
September 30, 2009

Acquired subsidiary Adams National has entered into a written agreement with the OCC which may cause adverse results to Adams National’s operations

On October 1, 2008, Adams National entered into a written agreement with its primary regulator, the Office of the Comptroller of the Currency (“OCC”).  Under the terms of the written agreement, Adams National agreed to take certain actions relating to its lending operations and capital compliance.  Specifically, the OCC is requiring Adams National to take the following actions:

a)
conduct a review of senior management to ensure that these individuals can perform the duties required under the bank’s policies and procedures and the requirements of the written agreement, and where necessary, provide a written program to address the training of its senior officers;

b)
achieve certain regulatory capital levels, which are greater than the regulatory requirements to be “well capitalized” under bank regulatory requirements.  In particular, Adams National must achieve a: 12% total risk-based capital to total risk-weighted assets ratio; 11% Tier 1 capital to risk-weighted assets ratio; and 9% Tier 1 capital to adjusted total assets ratio;

c)	develop and implement a three-year capital program;

d)
make additions to the allowance for loan and lease losses and adopt and implement written policies and procedures for establishing and maintaining the allowance in a manner consistent with the written agreement;

e)	adopt and implement an asset diversification program consistent with OCC guidelines and to perform an analysis of the bank’s concentrations of credit;

f)
take all necessary actions to protect the bank’s interest in criticized assets, adopt and implement a program to eliminate regulatory criticism of these assets, engage in an ongoing review of its criticized assets and develop and implement procedures for the effective monitoring of the loan portfolio;

g)	hire an independent appraiser to provide a written or updated appraisal of certain assets;

h)	develop and implement a program to improve the management of the loan portfolio and to provide the Adams National Board with monthly written reports on credit quality;

i)	employ a loan review consultant acceptable to the OCC to perform a quarterly quality review of Adams National’s assets;

j)	revise the bank’s lending policy in accordance with OCC requirements; and

k)	maintain acceptable liquidity levels.

PREMIER FINANCIAL BANCORP, INC.
September 30, 2009

    The written agreement includes time frames to implement the foregoing and on-going compliance requirements for Adams National, including requirements to report to the OCC.  The written agreement also requires Adams National to establish a committee of the Board of Directors which will be responsible for overseeing compliance with the written agreement.

Adams National has taken steps to comply with the requirements of the written agreement and expects that it will address all areas of concern.

Following the public announcement of the written agreement, Adams National became restricted in the bank’s ability to renew or access deposits through brokers.  Moreover, a number of Adams National’s depositors sought to reduce their deposits at the bank.  The impact of the written Agreement on Adams National’s operations as well as a deterioration in credit markets may have an adverse impact on the financial condition and operations of Premier including maintaining acceptable liquidity levels at the bank.

Adams National is no longer considered “well capitalized” for regulatory capital purposes, which will cause the bank to incur increased premiums for deposit insurance and require FDIC approval to gather brokered deposits including CDARS reciprocal deposits

As of the date of the Written Agreement with the OCC, October 1, 2008, Adams National was not considered “well capitalized” for regulatory purposes. As a result, the FDIC will assess higher deposit insurance premiums on the bank, which will negatively impact earnings. In addition, Adams National will be required to obtain FDIC approval to gather or renew brokered deposits including CDARS reciprocal deposits, during such time as the bank remains “adequately capitalized” for regulatory purposes. This status requires Adams National to obtain regulatory approval prior to accepting or renewing brokered deposits which will affect the bank’s ability to improve and maintain its liquidity position.

Loss of Large Checking and Money Market Deposit Customers Could Increase Cost of Funds and Have a Negative Effect on Results of Operations

Premier has a number of large deposit customers that maintain balances in checking, money market and repurchase agreement accounts at the Premier Banks. The ability to attract these types of deposits has a positive effect on Premier’s net interest margin as they provide a relatively low cost of funds to Premier compared to certificates of deposits or advances. If these depositors were to withdraw these funds and the Premier Banks were not able to replace them with similar types of deposits, the cost of funds would increase and Premier’s results of operation would be negatively impacted.

PREMIER FINANCIAL BANCORP, INC.
September 30, 2009

Integration of Recent and Pending Acquisitions May Be More Difficult Than Anticipated

The success of Premier’s recent acquisitions of Citizens First Bank, Inc., Traders Bankshares, Inc. and Abigail Adams National Bancorp, Inc. will depend on a number of factors, including (but not limited to) Premier’s ability to:

•	timely and successfully integrate the operations of Premier and each of the acquisitions;
•	maintain the existing relationships with the depositors of each acquisition to minimize the withdrawal of deposits subsequent to the merger(s);
•	maintain and enhance the existing relationships with the borrowers of each acquisition to limit potential losses from loans made by the them;
•	control the incremental non-interest expense of the integrated operations to maintain overall operating efficiencies;
•	retain and attract qualified personnel at each acquisition; and
•	compete effectively in the communities served by each acquisition and in nearby communities.

Adams National’s Current Concentration of Loans in its Primary Market Area May Increase its Risk

    Adams National’s success depends primarily on the general economic conditions in the metro Washington, D.C. market area.  Unlike larger banks that are more geographically diversified, Adams National provides banking and financial services to customers primarily in Washington, D.C.  The local economic conditions in the Washington, D.C. metropolitan area have a significant impact on its loans, the ability of the borrowers to repay these loans and the value of the collateral securing these loans.  A significant decline in general economic conditions caused by inflation, recession, unemployment or other factors beyond Premier’s control would impact these local economic conditions and could negatively affect the financial results of its banking operations.

Adams National Commercial Real Estate and Commercial Business Loan Concentrations Expose it to Increased Lending Risks

Commercial real estate and commercial business loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operations and the income stream of the borrowers.  Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans.  Adams National’s financial condition may be affected by a decline in the value of the real estate securing Adams’ loans. Real estate values have suffered from declines in Adams National’s market, which may affect the bank’s financial condition. If Adams National continues to receive updated appraisals revealing significant additional weakness in its collateral, it will likely result in further losses. Also, many of Adams National’s borrowers have more than one commercial real estate or commercial business loan outstanding with the bank.  Consequently, an adverse development with respect to one loan or one credit relationship can expose the bank to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.  Any impact on Adams National’s financial condition may affect the performance and results of operations of Premier.

PREMIER FINANCIAL BANCORP, INC.
September 30, 2009

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds            None

Item 3.    Defaults Upon Senior Securities                                                                                   None

Item 4.   Submission of Matters to a vote of Security Holders

(a)	A special meeting of the shareholders was held on September 1, 2009.

(b)	Certain matters voted upon at the meeting and the votes cast with respect to such matters are as follows:

(i)      A proposal to approve the issuance of Premier common stock in connection with the merger contemplated by the Agreement of Merger, dated as of December 30, 2008 and First Amendment of Agreement of Merger dated June 16, 2009, by and among Premier, Abigail Adams National Bancorp, Inc. and AANB Acquisition Corp., a wholly owned subsidiary of Premier was approved by shareholders.  Votes for 4,144,847, 71.723% of shares eligible to vote; votes against 339,452, 5.874% of shares eligible to vote; votes abstained 139,399, 2.412% of shares eligible to vote.

(ii)     A proposal to amend the articles of incorporation of Premier to increase the authorized number of shares of Premier common stock from 10,000,000 to 20,000,000 was approved by shareholders. Votes for 5,476,938, 85.674% of shares eligible to vote; votes against 443,131, 6.932% of shares eligible to vote; votes abstained 44,799, 0.701% of shares eligible to vote.

Item 5.    Other Information                                                                            None

PREMIER FINANCIAL BANCORP, INC.
September 30, 2009

Item 6.    Exhibits

 (a)    The following exhibits are furnished in accordance with the provisions of Item 601 of Regulation S-K.

3.1(i)	Articles of Incorporation – complete copy reflecting articles of amendment filed as exhibit to Current Report on Form 8-K filed October 2, 2009.

3.1(ii)	Bylaws – complete copy reflecting amendment, filed as Exhibit 3.1(ii) to Current Report on Form 8-K filed September 23, 2009 and incorporated herein by reference.

4.1
Warrant to purchase 628,588 Shares of Common Stock (common shares) of Premier Financial Bancorp, Inc., issued to the United States Department of the Treasury on October 2, 2009, filed as Exhibit 4.1 to Current Report on Form 8-K filed on October 7, 2009 and incorporated herein by reference.

10.1
Letter Agreement, dated October 2, 2009, including Securities Purchase Agreement Standard Terms attached thereto as Exhibit A, between Premier Financial Bancorp, Inc. and the United States Department of the Treasury filed as Exhibit 10.1 to Current Report on Form 8-K filed on October 7, 2009 and incorporated herein by reference [and Annex A to Securities Purchase Agreement filed as Exhibit 3.1(i) to Current Report on Form 8-K filed on October 2, 2009 and incorporated herein by reference.]

10.2(a)
Letter Agreement between Premier Financial Bancorp, Inc. and Robert W. Walker, executed on September 22, 2009 and effective October 2, 2009, filed as Exhibit 10.2(a) to Current Report on Form 8-K filed on October 7, 2009 and incorporated herein by reference.

10.2(b)
Letter Agreement between Premier Financial Bancorp, Inc. and Brien M. Chase, executed on September 22, 2009 and effective October 2, 2009, filed as Exhibit 10.2(b) to Current Report on Form 8-K filed on October 7, 2009 and incorporated herein by reference.

10.2(c)
Letter Agreement between Premier Financial Bancorp, Inc. and Dennis J. Klingensmith, executed on September 25, 2009 and effective October 2, 2009, filed as Exhibit 10.2(c) to Current Report on Form 8-K filed on October 7, 2009 and incorporated herein by reference.

10.2(d)
Letter Agreement between Premier Financial Bancorp, Inc. and Michael R. Mineer, executed on September 25, 2009 and effective October 2, 2009, filed as Exhibit 10.2(d) to Current Report on Form 8-K filed on October 7, 2009 and incorporated herein by reference.

10.2(e)
Letter Agreement between Premier Financial Bancorp, Inc. and Duane K. Bickings, executed on September 22, 2009 and effective October 2, 2009, filed as Exhibit 10.2(e) to Current Report on Form 8-K filed on October 7, 2009 and incorporated herein by reference.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

PREMIER FINANCIAL BANCORP, INC.
September 30, 2009

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PREMIER FINANCIAL BANCORP, INC.

Date: November 13, 2009                                /s/ Robert W. Walker
Robert W. Walker
President & Chief Executive Officer

Date: November 13, 2009                                /s/ Brien M. Chase
Brien M. Chase
Senior Vice President & Chief Financial Officer