Form 10-K
period 2009-12-31
PREMIER FINANCIAL BANCORP INC
filed 2010-03-30
CIK 887919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐     No ☐.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2009

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

As of June 30, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $35,770,197 based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System National Market System.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each class	Outstanding at March 15, 2010
Common Stock without par value	7,937,143

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Shareholders to be held on June 16, 2010.	Part III

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2009

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2009

PART I

Item 1.  Description of Business

THE COMPANY

Premier Financial Bancorp, Inc. (the "Company" or "Premier") is a multi-bank holding company that, as of March 15, 2010 operates nine banking offices in Kentucky, three banking offices in Ohio, thirteen banking offices in West Virginia, five banking offices in Washington, DC, one banking office in Maryland and two banking offices in Virginia. At December 31, 2009, Premier had total consolidated assets of $1,101.8 million, total consolidated deposits of $913.8 million and total consolidated shareholders' equity of $128.6 million. The banking subsidiaries (the "Banks" or "Affiliate Banks") consist of Citizens Deposit Bank & Trust, Vanceburg, Kentucky; Farmers Deposit Bank, Eminence, Kentucky; Ohio River Bank, Ironton, Ohio; First Central Bank, Inc., Philippi, West Virginia; Boone County Bank, Inc., Madison, West Virginia; Traders Bank, Inc., Ravenswood, West Virginia; Adams National Bank, Washington, DC; and Consolidated Bank & Trust Company, Richmond, Virginia.

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

In late 2007 Premier resumed a strategy of franchise expansion by acquiring and owning community banks.  This decision follows a five –year period whereby Premier suspended its acquisition strategy in order to focus on improving operations, strengthening capital and management oversight and improving the profitability of the banks previously acquired. On October 24, 2007, the Company entered into a material definitive agreement with Citizens First Bank, Inc. (“Citizens First”), a bank with $60 million of total assets located in Ravenswood, West Virginia.  Under terms of the definitive agreement, Premier agreed to purchase Citizens First for up to $11,700,000 in stock and cash.  Each share of Citizens First common stock was entitled to merger consideration of cash and stock that generally totaled $29.25, subject to certain limitations.  Premier issued 480,000 shares of its common stock plus Premier paid $5.3 million in cash to the shareholders of Citizens First.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2009

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

Recent Corporate Developments

On December 31, 2008, the Company entered into a material definitive agreement with Abigail Adams National Bancorp, Inc. (“Abigail Adams”), a two bank holding company (Adams National Bank and Consolidated Bank & Trust Company) with $436 million of total assets at December 31, 2008 with locations in and around Washington, DC and Richmond, Virginia.  Under terms of the definitive agreement, Premier agreed to purchase Abigail Adams for approximately $10.8 million in stock.  The acquisition closed on October 1, 2009.  Each share of Abigail Adams common stock was entitled to merger consideration of 0.4461 shares of Premier common stock.  Premier issued approximately 1,545,000 shares of its common stock to the shareholders of Abigail Adams.

At the time Premier entered into the definitive agreement with Abigail Adams, its subsidiary, Adams National Bank (“Adams National”) had recently entered into a written agreement with its primary regulatory authority, the Office of the Comptroller of the Currency (“OCC”).  See “Regulatory Matters” below.  Premier’s prior experience in successfully working through regulatory agreements with some of its own subsidiary banks was an attractive component for Abigail Adams to merge with the Company.   Likewise, while Adams National did not necessarily fit the community bank model of Premier’s other subsidiary banks (see the “General” subsection of the Company’s “Business” section below), Premier’s perceived advantages in purchasing and rehabilitating a poorly performing bank while simultaneously changing the bank’s business culture to more closely mirror that of its rural community “sister” banks.   As part of this strategy, Premier sought to participate in the U.S. Treasury’s Troubled Asset Relief Program (“TARP”) to help fund the rehabilitation of Adams National and provide the additional capital needed to maintain the Company’s healthy capital ratios after consummating the merger with Abigail Adams.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2009

TARP was established under the authority granted by the Emergency Economic Stabilization Act of 2008 (the “EESA”), which appropriated $700 billion for the purpose of restoring liquidity and stability in the U.S. financial system.  EESA was amended by The American Recovery and Reinvestment Act of 2009 (the “ARRA”) signed into law on February 17, 2009.  Under the TARP Capital Purchase Program, the U.S. Treasury made $250 billion of capital available to U.S. financial institutions in the form of senior preferred stock investments and a warrant entitling the U.S. Treasury to buy the participating institution’s common stock with a market price equal to 15% of the senior preferred stock.

On October 2, 2009, Premier issued and sold to the U.S. Treasury (i) 22,252 of Premier’s Fixed Rate Cumulative Perpetual Preferred Shares, Series A, each without par value and having a liquidation preference of $1,000 per share (the “Series A Preferred Shares”), and (ii) a ten-year warrant (the “Warrant”) to purchase 628,588 Premier common shares, each without par value (the “Common Shares”), at an exercise price of $5.31 per share (subject to certain anti-dilution and other adjustments), for an aggregate purchase price of $22,252,000 in cash.  This issuance and sale was a private placement exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.  Additional information regarding the Series A Preferred Shares and the Warrant can be found in Note 25 of the Notes to the Consolidated Financial Statements.

To finalize Premier’s participation in the TARP Capital Purchase Program, Premier and the U.S. Treasury entered into a Letter Agreement, dated October 2, 2009 (the “Letter Agreement”), including a Securities Purchase Agreement – Standard Terms which is attached thereto (the “Securities Purchase Agreement” and together with the Letter Agreement, the “UST Agreement”).  Additional information regarding the TARP Capital Purchase Program and the restrictions imposed on Premier can be found under the “TARP Capital Purchase Program” heading in the “Regulatory Matters” section included later in this item.

While Premier remains committed to its core strategy of rural banking with community oriented and locally named institutions, the Company may, as it has in the past, dispose of additional corporate assets that no longer meet Premier's geographic or operational performance goals.  For example, in the fourth quarter of 2003, the Company adopted and began to implement a plan to sell its subsidiary Citizens Bank (Kentucky), Inc. ("Citizens Bank") located in Georgetown, Kentucky. On February 13, 2004, the Company announced that it had signed a definitive agreement to sell Citizens Bank in a cash transaction valued at approximately $14,500,000, and on July 1, 2004 the sale transaction closed. In accordance with Financial Accounting Standard 144, "Accounting for the Impairment or Disposal of Long-lived Assets", which became effective for the Company on January 1, 2002, the financial position and results of operations of Citizens Bank are removed from the detail line items in the Company's financial statements and presented separately as "discontinued operations."

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2009

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

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2009

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

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2009

Each of the Banks provides a wide range of retail and commercial banking services, including commercial, real estate, agricultural and consumer lending; depository and funds transfer services; collections; safe deposit boxes; cash management services; and other services tailored for both individuals and businesses.

The Banks' residential mortgage lending activities consist primarily of loans for purchasing personal residences or loans for commercial or consumer purposes secured by residential mortgages.  The Banks also originate residential mortgage loans that are sold in the secondary mortgage market.  The Banks’ mortgage originators are salaried employees who do not receive a commission or other incentive compensation for the number or type of mortgages they originate.  Consumer lending activities consist of traditional forms of financing for automobile and personal loans including unsecured lines of credit. Commercial lending activities include loans to small businesses located primarily in the communities in which the Banks are located and surrounding areas. Commercial loans are secured by business assets including real estate, equipment, inventory, and accounts receivable. Some commercial loans are unsecured.  Through the acquisition of Abigail Adams, the Company inherited a concentration in commercial real estate development loans.  Many of these loans are for the revitalization of apartment buildings in and around the Washington, DC metro area, some of which will result in the apartment complex converting into individually owned condominiums.   Premier plans to reduce these concentrations by providing funding only during the construction phase.

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
December 31, 2009

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
December 31, 2009

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

The two Affiliate Banks chartered in Kentucky are supervised, regulated and examined by the Kentucky Department of Financial Institutions, the Affiliate Bank chartered in Ohio is supervised, regulated and examined by the Ohio Division of Financial Institutions, the three Affiliate Banks chartered in West Virginia are supervised, regulated and examined by the West Virginia Division of Banking, and the Affiliate Bank chartered in Virginia is supervised, regulated and examined by the Bureau of Financial Institutions of the Commonwealth of Virginia.  The Washington DC Affiliate Bank is a national bank and therefore is supervised, regulated and examined by the OCC.  In addition, those Affiliate Banks that are members of the Federal Reserve System are supervised and regulated by the Federal Reserve, and those banks that are not members of the Federal Reserve System are supervised and regulated by the Federal Deposit Insurance Corporation ("FDIC"). Each banking regulator has the authority to issue cease-and-desist orders if it determines that the activities of a bank regularly represent an unsafe and unsound banking practice or a violation of law.

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
December 31, 2009

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

Capital Requirements - Premier is subject to capital ratios, requirements and guidelines imposed by the Federal Reserve, which are substantially similar to the ratios, requirements and guidelines imposed by the Federal Reserve, the OCC and the FDIC on the Banks within their respective jurisdictions. These capital requirements establish higher capital standards for banks and bank holding companies that assume greater credit risks. For this purpose, a bank's or holding company's assets and certain specified off-balance sheet commitments are assigned to four risk categories, each weighted differently based on the level of credit risk that is ascribed to such assets or commitments. A bank's or holding company's capital is divided into two tiers: "Tier I" capital and "Tier II" capital. "Tier I" capital includes common shareholders' equity, non-cumulative perpetual preferred stock, and related surplus (excluding auction rate issues), minority interests in equity accounts of consolidated subsidiaries plus cumulative perpetual preferred stock and Trust Preferred Securities both of which are subject to certain limitations. Goodwill, certain identifiable intangible assets and certain other assets are subtracted from these sources of capital to calculate Tier I capital. "Tier II" capital includes, among other items, perpetual preferred stock not meeting the Tier I definition, mandatory convertible securities, subordinated debt and allowances for loan and lease losses, subject to certain limitations, less certain required deductions.

Bank holding companies currently are required to maintain Tier I and total capital (the sum of Tier I and Tier II capital) equal to at least 4% and 8% of total risk-weighted assets, respectively. At December 31, 2009, Premier met both requirements, with Tier I and total capital equal to 13.6% and 14.6% of its total risk-weighted assets, respectively.

In addition to the risk-based capital guidelines, the Federal Reserve requires bank holding companies to maintain a minimum "leverage ratio" (Tier I capital to adjusted total assets) of 3%, if the holding company has the highest regulatory ratings for risk-based capital purposes. All other bank holding companies are required to maintain a leverage ratio of 3% plus at least 100 to 200 basis points. At December 31, 2009, Premier's leverage ratio was 8.9%.

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
December 31, 2009

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

Regulatory Agreements - As previously disclosed in earlier reports, the Company and some of the subsidiary Banks have, in the past, been subject to regulatory agreements.  On January 29, 2003, the Company entered into a written agreement with the Federal Reserve Bank of Cleveland (“FRB”).  In, 2006, the FRB determined that Premier had fully satisfied all of the provisions of the written agreement and, accordingly, the FRB terminated the agreement effective April 18, 2006.

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

As a result of a 2003 investigation into the conduct of the former president of Farmers Deposit Bank by Premier and the FDIC, on December 24, 2003, Premier announced that Farmers Deposit Bank had reached an agreement with the FDIC and the Kentucky Department of Financial Institutions ("KDFI") [collectively referred to as "Supervisory Authorities"] to consent to the issuance of a cease & desist order ("Order") from its Supervisory Authorities.  The Order also outlined a number of steps to be taken by Farmers Deposit Bank which were designed to remedy and/or prevent the reoccurrence of events that gave rise to the investigation during the latter half of 2003.  Having found that Farmers Deposit Bank had fully complied with the Order, the Supervisory Authorities rescinded the Order on December 13, 2005.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2009

On October 1, 2008, the Company’s newly acquired subsidiary Adams National, entered into a written agreement with its primary regulator, the OCC.  The written agreement outlined a number of steps to be taken by Adams National to remedy unsafe and unsound banking practices relating to the level of credit risk and the administration of the loan portfolio, and violations of credit-related laws and regulations at the bank.  These include 1) ensuring that Adams National has competent management and that senior management can perform the duties required under the Bank’s policies and procedures and the requirements of the Written Agreement; 2) maintaining a 12% total risk-based capital to total risk-weighted assets ratio; an 11% Tier 1 capital to risk-weighted assets ratio; and a 9% Tier 1 capital to adjusted total assets ratio, which are greater than the regulatory requirements to be “well capitalized” under bank regulatory requirements; 3) developing and implementing a three-year capital program; 4) adopt and implement written policies and procedures for establishing and maintaining the allowance in a manner consistent with the Written Agreement; 5) requiring the Board to review the adequacy of the allowance for loan losses at least quarterly; 6) implementing an asset diversification program consistent with OCC guidelines on concentrations in commercial real estate lending and sound risk management practices and reducing Adam’s exposure to concentrations of credit risk accordingly; 7) taking all necessary actions to protect the Adam’s interest in its criticized assets and implementing a program to eliminate regulatory criticism of these assets; 8) engaging in an ongoing review of the bank’s criticized assets and implementing procedures for the effective monitoring of the loan portfolio; 9) implementing a program to improve the management of the loan portfolio and to provide the Board with monthly written reports on credit quality; 10) employing a loan review consultant acceptable to the OCC to perform quarterly quality reviews of the bank’s assets; 11) revising the bank’s lending policy in accordance with OCC requirements; and 12) maintaining acceptable liquidity levels.

The written agreement includes time frames to implement the foregoing and on-going compliance requirements for Adams National, including quarterly progress reports to the OCC. The written agreement also requires the bank to establish a committee of the Board of Directors which will be responsible for overseeing compliance with the written agreement. The Bank has taken steps to comply with the requirements of the written agreement, including hiring a new chief executive officer. At December 31, 2009, Adams National’s capital ratio levels met the regulatory capital levels required in the written agreement.

TARP Capital Purchase Program - As discussed above under the caption “Recent Corporate Developments,” Premier elected to participate in the TARP Capital Purchase Program and received $22.25 million of new equity capital from the U.S. Treasury on October 2, 2009.  As part of its participation in the TARP Capital Purchase Program, Premier agreed to various requirements and restrictions imposed on all participants in the TARP Capital Purchase Program.  Those restrictions include certain executive compensation and corporate expenditure limits on all current and future recipients of funds under the TARP Capital Purchase Program, including Premier, as long as any obligation arising from the financial assistance provided to the recipient under the TARP Capital Purchase Program remains outstanding, excluding any period during which the U.S. Treasury holds only warrants to purchase common stock of a

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2009

TARP participant (the “Covered Period”).  On June 10, 2009, the U.S. Treasury issued an interim final rule describing how participating institutions are to comply with the executive compensation and corporate governance standards imposed by the EESA, as amended by the ARRA.  On December 7, 2009, the U.S. Treasury published technical amendments to the interim final rule (collectively, the interim final rule published on June 15, 2009 and the amendments published on December 7, 2009 are referred to as the “Interim Final Rule”).

The current terms of participation in the TARP Capital Purchase Program include the following:

As soon as it is eligible to do so, Premier must file with the SEC a registration statement on Form S-3 under the Securities Act registering for resale the Series A Preferred Shares or, in the event the Series A Preferred Shares are deposited with a depository at the request of the U.S. Treasury, depository shares evidencing fractional interests in the Series A Preferred Shares; the Warrant to purchase 628,588 Common Shares; and any Common Shares issued from time to time upon exercise of the Warrant.  Premier is not currently eligible to file a Form S-3, but could become eligible in the future.

As long as the Series A Preferred Shares remain outstanding, unless all accrued and unpaid dividends for all past dividend periods on the Series A Preferred Shares are fully paid, Premier will not be permitted to declare or pay dividends on any Common Shares, any junior preferred shares or, generally, any preferred shares ranking pari passu with the Series A Preferred Shares (other than in the case of pari passu preferred shares, dividends on a pro rata basis with the Series A Preferred Shares), nor will Premier be permitted to repurchase or redeem any Common Shares or preferred shares other than the Series A Preferred Shares.

Unless the Series A Preferred Shares have been transferred to unaffiliated third parties or redeemed in whole, until October 2, 2012, the U.S. Treasury’s approval is required for any increase in Common Share dividends from $0.11 per share or any share repurchases other than repurchases of the Series A Preferred Shares, repurchases of junior preferred shares, or repurchases of Common Shares in connection with the administration of any employee benefit plan in the ordinary course of business and consistent with past practice and purchases under certain other limited circumstances specified in the Securities Purchase Agreement with the U.S. Treasury.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2009

Premier must comply with the U.S. Treasury’s standards for executive compensation and corporate governance during the Covered Period.  The current standards include the following:

compensation plans and arrangements for Senior Executive Officers (as defined in the Interim Final Rule, to include the Principal Executive Officer, the Principal Financial Officer and the next 3 most highly compensated named executive officers in Premier’s annual meeting proxy statement) must not encourage unnecessary and excessive risks that threaten the value of the financial institution;

any bonus, retention award or incentive compensation paid (or under a legally binding obligation to pay) to a Senior Executive Officer or any of Premier’s next 20 most highly-compensated employees based on materially inaccurate financial statements or other materially inaccurate performance metric criteria must be subject to recovery, or “clawback”, by Premier;

Premier is prohibited from paying or accruing any bonus, retention award or incentive compensation (including stock options) with respect to its most highly compensated employee (currently its President and Chief Executive Officer), except for grants of long-term restricted stock that do not fully vest during the Covered Period and do not have a value which exceeds one-third of such employee’s total annual compensation;

severance payments to a Senior Executive Officer and the next five most highly-compensated employees, generally referred to as “golden parachute” payments are prohibited, except for payments for services performed or benefits accrued;

compensation plans that encourage manipulation of reported earnings to enhance the compensation of any employees are prohibited;

The U.S. Treasury may retroactively review bonuses, retention awards and other compensation previously paid to a Senior Executive Officer or any of Premier’s next 20 most highly-compensated employees to determine whether such payments were inconsistent with the purposes of TARP or otherwise contrary to the public interest;

Premier’s compensation committee consisting of independent directors must engage in risk analysis of Senior Executive Officer and all other employee compensation plans;

Premier’s Board of Directors must establish a company-wide policy regarding excessive or luxury expenditures (which was adopted on December 16, 2009) and post this policy on Premier’s subsidiary bank websites;

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2009

Premier’s proxy statements for annual shareholder meetings must permit a non-binding “say on pay” shareholder vote on the compensation of executives, as disclosed pursuant to the compensation disclosure rules of the SEC;

executive compensation in excess of $500,000 for each Senior Executive Officer must not be deducted for federal income tax purposes;

Premier must disclose to the U.S. Treasury and Premier’s primary regulator whether Premier’s Board of Directors or the Compensation Committee engaged a compensation consultant and the service performed by that compensation consult and any of its affiliates;

Premier must disclose to the U.S. Treasury the identify of Premier’s Senior Executive Officers and next 20 most highly-compensated employees, identified by name and title and ranked in descending order of annual compensation;

Premier must limit any Employee Compensation Plan (as defined in the Interim Final Rule) that unnecessarily exposes Premier to risk; and

Premier must comply with the executive compensation reporting and recordkeeping requirements established by the U.S. Treasury.

The ARRA permits TARP recipients, subject to consultation with the appropriate federal banking agency, to repay to the U.S. Treasury any financial assistance received under the TARP Capital Purchase Program without penalty, delay or the need to raise additional replacement capital.

Detailed information regarding the Series A Preferred Shares and the Warrant can be found in Note 25 of the Notes to the Consolidated Financial Statements.

Dividend Restrictions - Premier is dependent on dividends from its Affiliate Banks for its revenues. Various federal and state regulatory provisions limit the amount of dividends the Affiliate Banks can pay to Premier without regulatory approval. At December 31, 2009, approximately $2.5 million of the total shareholders' equity of the Affiliate Banks was available for payment of dividends to Premier without approval by the applicable regulatory authority.

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

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2009

The dividend rights of holders of Premier’s common shares are also qualified and subject to the dividend rights of holders of Premier’s Series A Preferred Shares described above under the caption “Regulatory Matters – TARP Capital Purchase Program.”

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

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2009

Number of Employees

The Company and its subsidiaries collectively had approximately 369 full-time equivalent employees as of December 31, 2009 Its executive offices are located at 2883 5th Avenue, Huntington, West Virginia 25702, telephone number (304) 525-1600 (facsimile number (304) 525-9701).

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2009

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

Changes in Interest Rates Could Negatively Impact the Company’s Results of Operations

The earnings of Premier are primarily dependent on net interest income, which is the difference between interest earned on loans and investments, and interest paid on interest-bearing liabilities such as deposits and borrowings. Interest rates are highly sensitive to many factors, including government monetary and fiscal policies; domestic and international economic and political conditions; and, in particular, changes in the discount rate by the Board of Governors of the Federal Reserve System. Conditions such as inflation, recession, unemployment, money supply, government borrowing and other factors beyond management’s control may also affect interest rates. If Premier’s interest-earning assets mature, reprice or prepay more quickly than interest-bearing liabilities in a given period, a decrease in market interest rates could adversely affect net interest income. Likewise, if interest-bearing liabilities mature or reprice, or, in the case of deposits, are withdrawn by the accountholder more quickly than interest-earning assets in a given period, an increase in market interest rates could adversely affect net interest income. Given Premier’s current mix of assets and liabilities, a declining interest rate environment would negatively impact Premier’s results of operations.

Fixed rate loans increase Premier’s exposure to interest rate risk in a rising rate environment because interest-bearing liabilities would be subject to repricing before assets become subject to repricing. Adjustable rate loans decrease the risks to a lender associated with changes in interest rates but involve other risks. As interest rates rise, the periodic payment by the borrower rises to the extent permitted by the terms of the loan, and the increased periodic payment increases the potential for default. At the same time, for secured loans, the marketability of the underlying collateral may be adversely affected by higher interest rates. In a declining interest rate environment, there is likely to be an increase in prepayment activity on loans as the borrowers refinance their loans at lower interest rates. Under these circumstances, Premier’s results of operations could be negatively impacted.

Changes in interest rates also can affect the value of loans, investments and other interest-rate sensitive assets and Premier’s ability to realize gains on the sale or resolution of assets. This type of income can vary significantly from quarter to quarter and year to year based on a number of different factors, including the interest rate environment. An increase in interest rates that adversely affects the ability of borrowers to pay the principal or interest on loans may lead to an increase in non-performing assets and increased loan loss reserve requirements that could have a material adverse effect on Premier’s results of operations.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2009

Regional Economic Changes in the Company’s Markets Could Adversely Impact Results From Operations

Like all banks, Premier is subject to the effects of any economic downturn, and in particular a significant decline in home values or reduced commercial development in Premier’s markets could have a negative effect on results of operations. Premier’s success depends primarily on the general economic conditions in the counties in which Premier conducts business, and in the West Virginia, southern Ohio, northern Kentucky, northern and south central Virginia and the metro Washington DC and Richmond Virginia areas in general. Unlike larger banks that are more geographically diversified, Premier provides banking and financial services to customers primarily in the West Virginia counties of Barbour, Boone, Harrison, Lewis, Lincoln, Logan, Kanawha, Upshur, Roane, Jackson and Wood, the southern Ohio counties of Gallia, Lawrence and Scioto, the northern Kentucky counties of Bracken, Fleming, Greenup, Henry, Lewis, Mason, Robertson and Shelby, the metro Washington DC area including the surrounding portions of Virginia and Maryland and the Richmond and Hampton metro areas of Virginia. The local economic conditions in these market areas have a significant impact on Premier’s ability to originate loans, the ability of the borrowers to repay these loans and the value of the collateral securing these loans. A significant decline in the general economic conditions caused by inflation, recession, unemployment or other factors beyond Premier’s control would affect these local economic conditions and could adversely affect Premier’s financial condition and results of operations. Additionally, a significant decline in home values would likely lead to increased delinquencies and defaults in both the consumer home equity loan and residential real estate loan portfolios and result in increased losses in these portfolios.

There has been a decline in the housing market and real estate markets and in the general economy, both nationally and locally, due to the recession that began in December 2007. Housing markets have deteriorated as evidenced by reduced levels of sale, increasing inventories of houses and condominiums on the market, declining house prices and an increase in the length of time houses remain on the market. It is possible that these conditions will not improve or will worsen or that such conditions will result in a decrease in Premier’s interest income, an increase in Premier’s non-performing loans, and an increase in Premier’s provision for loan losses.

Premier targets its business lending and marketing strategy for loans to serve primarily the banking and financial services needs of small to medium size businesses.  These small to medium size businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities.  If general economic conditions negatively impact these businesses, Premier’s results of operations and financial condition may be adversely affected.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2009

Extensive Regulation and Supervision

Premier, primarily through the Premier Banks, is subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not shareholders. These regulations affect Premier’s lending practices, capital structure, investment practices, dividend policy and growth, among other things. Premier is also subject to a number of federal laws, which, among other things, require it to lend to various sectors of the economy and population, and establish and maintain comprehensive programs relating to anti-money laundering and customer identification. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect Premier in substantial and unpredictable ways. Such changes could subject Premier to additional costs, limit the types of financial services and products it may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, along with corrective action plans required by regulatory agencies, any of which could have a material adverse effect on Premier’s business, financial condition and results of operations.  Premier and certain of the Premier Banks have in the past been subject to such corrective action plans, and therefore there may be some residual reputation damage within the regulatory agencies.  While Premier has policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur.  See the “Regulatory Matters” section in Item 1, “Business”.

Dividend payments by subsidiaries to Premier and by Premier to its shareholders can be restricted.

    The Company’s principal source of funds for dividend payments and its debt service obligations is dividends received from the subsidiary Banks.  Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies.  Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, as defined, combined with the retained net profits of the preceding two years, subject to the capital requirements and additional restrictions as discussed in Note 21 to the consolidated financial statements.  During 2010 the Banks could, without prior approval, declare dividends of approximately $2.5 million plus any 2010 net profits retained to the date of the dividend declaration.

    Premier is a separate and distinct legal entity from Premier’s subsidiaries.  Premier receives nearly all of its revenue from dividends from is subsidiary banks, which are limited by federal banking laws and regulations.  These dividends also serve as the primary source of funds to pay dividends on Premier’s common shares.  The inability of Premier’s subsidiary banks to pay sufficient dividends to Premier could have a material, adverse effect on its business.  In addition, Premier’s participation in the U.S. Treasury’s TARP Capital Purchase Program

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2009

currently restricts the ability to increase the dividend payable to holders of common shares above $0.11 per share without prior approval of the U.S. Treasury.  Further discussion of Premier’s ability to pay dividends can be found under the captions “Regulatory Matters – TARP Capital Purchase Program” and “Regulatory Matters – Dividend Restrictions” in Item 1 of this Form 10-K and Note 21 of the Notes to the Consolidated Financial Statements.

The Extended Disruption of Vital Infrastructure Could Negatively Impact the Company’s Results of Operations and Financial Condition

Premier’s operations depend upon, among other things, its technological and physical infrastructure, including its equipment and facilities.  While disaster recovery procedures are in place, an extended disruption of its vital infrastructure by fire, power loss, natural disaster, telecommunications failure, computer hacking and viruses, terrorist activity or the domestic and foreign response to such activity, or other events outside of Premier’s control, could have a material adverse impact either on the financial services industry as a whole, or on Premier’s business, results of operations, and financial condition.

New or Revised Tax, Accounting and Other Laws, Regulations, Rules and Standards Could Significantly Impact Strategic Initiatives, Results of Operations and Financial Condition

The financial services industry is highly regulated and laws and regulations may sometimes impose significant limitations on operations. These limitations, and sources of potential liability for the violation of such laws and regulations, are described under the heading “Business — Regulatory Matters” above.  These regulations, along with the currently existing tax and accounting laws, regulations, rules and standards, control the methods by which financial institutions conduct business; implement strategic initiatives, as well as past, present, and contemplated tax planning; and govern financial disclosures. These laws, regulations, rules, and standards are constantly evolving and may change significantly over time. The nature, extent, and timing of the adoption of significant new laws, changes in existing laws, or repeal of existing laws may have a material impact on Premier’s results of operations and financial condition, the effects of which are impossible to predict at this time.

Market Volatility May Adversely Affect Market Price of Common Stock or Investment Security Values

The capital and credit markets have been experiencing volatility and disruption for more than a year.  In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers seemingly without regard to those issuers’ underlying financial strength.  Market volatility could contribute to a further decline in the market value of certain security investments and other assets of Premier.  If market disruption and volatility continue or worsen, Premier may experience an adverse effect, which may be material, on results of operations, capital or financial position.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2009

There Can Be No Assurance That Recent Legislative And Regulatory Initiatives To Address Difficult Market And Economic Conditions Will Stabilize The U.S. Banking System.

EESA, which established TARP, was signed into law on October 3, 2008.  The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other.  As part of TARP, the U.S. Treasury established the Capital Purchase Program to provide up to $700 billion of funding to eligible financial institutions through the purchase of capital stock and other financial instruments for the purpose of stabilizing and providing liquidity to the U.S. financial markets.  Under the Capital Purchase Program, the U.S. Treasury is purchasing equity securities from participating institutions.  On October 2, 2009, we entered into the UST Agreement with the U.S. Treasury providing for our issuance of the Series A Preferred Shares and the Warrant, pursuant to the Capital Purchase Program.  The EESA also increased federal deposit insurance on most deposit accounts from $100,000 to $250,000.  This increase is in place until the end of 2009 and is not covered by deposit insurance premiums paid by the banking industry.

On February 17, 2009, President Obama signed ARRA, as a sweeping economic recovery package intended to stimulate the economy and provide for broad infrastructure, energy, health, and education needs.  There can be no assurance as to the actual impact that EESA or its programs, including the CPP, and ARRA or its programs, will have on the national economy or financial markets.  The failure of these significant legislative measures to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our Common Shares.

There have been numerous actions undertaken in connection with or following EESA and ARRA by the Federal Reserve Board, the U.S. Congress, the U.S. Treasury, the FDIC, the SEC and others in efforts to address the current liquidity and credit crisis in the financial industry that followed the sub-prime mortgage market meltdown that began in late 2007.  These measures include: (i) homeowner relief that encourages loan restructuring and modification; (ii) the establishment of significant liquidity and credit facilities for financial institutions and investment banks; (iii) the lowering of the federal funds rate; (iv) emergency action against short selling practices; (v) a temporary guaranty program for money market funds; (vi) the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; and (vii) coordinated international efforts to address illiquidity and other weaknesses in the banking sector. The purpose of these legislative and regulatory actions is to help stabilize the U.S. banking system.  EESA, ARRA and the other regulatory initiatives described above may not have their desired effects.  If the volatility in the markets continues and economic conditions fail to improve or worsen, our business, financial condition and results of operations could be materially and adversely affected.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2009

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
FORM 10-K
December 31, 2009

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

Strong Competition Within the Company’s Market Area May Limit Profitability

Premier faces significant competition both in attracting deposits and in the origination of loans. Mortgage bankers, commercial banks, credit unions and other savings institutions, which have offices in the market areas of Premier Banks, have historically provided most of the competition for the Premier Banks for deposits; however, each Premier Bank also competes with financial institutions that operate through Internet banking operations throughout the continental United States. In addition, and particularly in times of high interest rates, each Premier Bank faces additional and significant competition for funds from money market and mutual funds, securities firms, commercial banks, credit unions and other savings institutions located in the same communities and those that operate through Internet banking operations throughout the continental United States. Many competitors have substantially greater financial and other resources than Premier and the Premier Banks. Moreover, credit unions do not pay federal or state income taxes and are subject to fewer regulatory constraints than community banks and as a result, they may enjoy a competitive advantage over Premier. The Premier Banks compete for loans principally on the basis of the interest rates and loan fees they charge, the types of loans they originate and the quality of services they provide to borrowers. This advantage places significant competitive pressure on the prices of loans and deposits.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2009

Defaults by Another Larger Financial Institution Could Adversely Affect Financial Markets Generally.

The commercial soundness of many financial institutions may be closely interrelated as a result of relationships between the institutions. As a result, concerns about, or a default or threatened default by, one institution could lead to significant market-wide liquidity and credit problems, losses or defaults by other institutions. This is sometimes referred to as “systemic risk”.  Premier’s business could be adversely affected directly by the default of another institution or if the financial services industry experiences significant market-wide liquidity and credit problems.

Additional Capital May Not Be Available When Needed or Required by Regulatory Authorities.

Premier and the Premier Banks are required by federal and state regulatory authorities to maintain adequate levels of capital to support its operations. In addition, Premier may elect to raise additional capital to support its business or to finance acquisitions, if any, or it may otherwise elect or be required to raise additional capital.  Premier’s ability to raise additional capital, if needed, will depend on conditions in the capital markets, economic conditions and a number of other factors, many of which are outside Premier’s control and its financial performance. Accordingly, Premier may not be able to raise additional capital if needed or on acceptable terms. If Premier cannot raise additional capital when needed, it may have a material adverse effect on its financial condition, results of operations and prospects.

Allowance for Loan Losses May Be Insufficient

Premier, through the Premier Banks, maintains an allowance for loan losses based on, among other things, national and regional economic conditions, historical loss experience, evaluations of potential losses on identified problem loans and delinquency trends.  Premier believes that its allowance for loan losses is maintained at a level adequate to absorb any probable losses in its loan portfolio given the current information known to management.  These determinations are based upon estimates that are inherently subjective, and their accuracy depends on the outcome of future events.  Therefore, Premier cannot predict loan losses with certainty and ultimate losses may differ from current estimates.  Depending on changes in economic, operating and other conditions, including changes in interest rates, which are generally beyond its control, Premier’s actual losses could exceed its current allowance estimates.  Premier’s allowance may not be sufficient to cover all charge-offs in future periods.  If charge-offs exceed Premier’s allowance, its earnings would decrease.  In addition, regulatory agencies review Premier’s allowance for loan losses and may require additions to the allowance based upon their judgment about information available to them at the time of their examination.  A required increase in Premier’s allowance for loan losses could reduce its earnings.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2009

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

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2009

j)	revise the bank's lending policy in accordance with OCC requirements; and

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
December 31, 2009

Integration of Recent and Pending Acquisitions May Be More Difficult Than Anticipated

The success of Premier’s recent acquisitions of Citizens First Bank, Inc., Traders Bankshares, Inc. and Abigail Adams will depend on a number of factors, including (but not limited to) Premier’s ability to:

•	timely and successfully integrate the operations of Premier and each of the acquisitions;
•	maintain the existing relationships with the depositors of each acquisition to minimize the withdrawal of deposits subsequent to the merger(s);
•	maintain and enhance the existing relationships with the borrowers of each acquisition to limit potential losses from loans made by the them;;
•	control the incremental non-interest expense of the integrated operations to maintain overall operating efficiencies;
•	retain and attract qualified personnel at each acquisition; and
•	compete effectively in the communities served by each acquisition and in nearby communities.

Adams National Commercial Real Estate and Commercial Business Loans Expose it to Increased Lending Risks

These types of loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operations and the income stream of the borrowers.  Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans.  Adams National’s financial condition may be affected by a decline in the value of the real estate securing Adams National’s loans. Real estate values have suffered from declines in Adams National’s market, which may affect the bank’s financial condition. If Adams National continues to receive updated appraisals revealing significant additional weakness in its collateral, it will likely result in further losses. Also, many of Adams National’s borrowers have more than one commercial real estate or commercial business loan outstanding with the bank.  Consequently, an adverse development with respect to one loan or one credit relationship can expose the bank to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.  Any impact on Adams National’s financial condition may affect the performance and results of operations of Premier.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2009

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

In addition, EESA temporarily increased the limit on FDIC insurance coverage for deposits to $250,000 through December 31, 2009, and the FDIC took action to provide coverage for newly-issued senior unsecured debt and non-interest bearing transaction and for unsecured debt and non-interest bearing transaction and certain NOW accounts in excess of the $250,000 limit, for which institutions will be assessed additional premiums.  In 2009, the temporary increase in FDIC insurance coverage was extended through December 31, 2013.  These actions will increase Premier’s combined non-interest expense in 2009 and in future years as long as the increased premiums and coverages are in place.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2009

Claims and Litigation Pertaining to Fiduciary Responsibility

From time to time, shareholders or customers may make claims and take legal action pertaining to Premier’s and Premier Banks’ performance of their fiduciary responsibilities. Defending such claims can impose a material expense on Premier.  If such claims and legal actions are not resolved in a manner favorable to the Premier Banks they may result in financial liability and/or adversely affect the market perception of the Premier Banks and their products and services as well as impact customer demand for those products and services. Any financial liability or reputation damage could have a material adverse effect on Premier’s business, which, in turn, could have a material adverse effect on its financial condition and results of operations

Unauthorized Disclosure of Sensitive or Confidential Customer Information Could Severely Harm Our Business.

In the normal course of business, the Premier Banks collect, process and retain sensitive and confidential customer information to both open deposit accounts and determine whether to approve a customer’s request for a loan. Premier also relies upon a variety of computing platforms and networks over the internet for the purposes of data processing, communication and information exchange, including a variety of services provided by third-party vendors.  Despite the security measures in place, Premier’s facilities and systems, and those of Premier’s third-party service providers, may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors or other similar events. If information security is breached, information can be lost or misappropriated, resulting in financial loss or costs to Premier or damages to others. Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential customer information, whether by Premier or by its vendors, could severely damage Premier’s reputation, expose it to the risks of litigation and liability or disrupt the business operations of Premier which in turn, could have a material adverse effect on its financial condition and results of operations.

Inability to Hire and Retain Qualified Employees

Premier’s performance is largely dependent on the talents and efforts of highly skilled individuals and their ability to attract and retain customer relationships in a community bank environment. There is intense competition in the financial services industry for qualified employees. In addition, Premier faces increasing competition with businesses outside the financial services industry for the most highly skilled individuals. Premier’s business could be adversely affected if it were unable to retain and motivate its existing key employees and management team.  Furthermore, Premier’s success may be impacted if it were unable to recruit replacement management and key employees in a reasonable amount of time.

Premier is subject to several restrictions on compensation paid to Premier’s executive officers because of its participation in the TARP Capital Purchase Program.  As a recipient of government funding under the TARP Capital Purchase Program, Premier must comply with

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2009

the executive compensation and corporate governance standards imposed by the ARRA and the standards established by the Secretary of the Treasury under the ARRA.  The restrictions on executive compensation under these standards are more fully described in Item 1 of this Form 10-K under the caption “Regulatory Matters – TARP Capital Purchase Program”.  These standards could impact Premier’s ability to hire or retain key executives or cause Premier to make material changes to its current compensation plans and philosophy that could result in higher compensation costs in future periods.

Future Issuances of Common Shares or Other Securities May Dilute the Value of Outstanding Common Shares, Which May Also Adversely Affect their Market Price

In many situations, Premier’s Board of Directors has the authority, without any vote of its shareholders, to issue shares of authorized but unissued securities, including common shares authorized and unissued under Premier’s stock option plans and shares of Premier preferred stock. In the future, Premier may issue additional securities, through public or private offerings, in order to raise additional capital, complete acquisitions, or compensate key employees. Any such issuance would dilute the percentage of ownership interest of existing shareholders and may dilute the per share value of the common stock.

The Series A Preferred Shares Impact Net Income Available to Common Shareholders, and the Warrant May Be Dilutive to Premier’s Common Shareholders.

The additional capital Premier raised through its participation in the TARP Capital Purchase Program has increased Premier’s equity and the number of dilutive outstanding common shares.  In addition, the dividends declared and the accretion of discount on the Series A Preferred Shares reduces the net income available to Premier’s common shareholders and earning per common share.  The Series A Preferred Shares will also receive preferential treatment in the event of Premier’s liquidation, dissolution or winding up.  Additionally, the ownership interest of Premier’s existing common shareholders will be diluted to the extent the Warrant Premier issued to the U.S. Treasury is exercised.  Although the U.S. Treasury has agreed not to vote any of the common shares it receives upon exercise of the Warrant, a transferee of any portion of the Warrant or of any common shares acquired upon exercise of the Warrant is not bound by this agreement.

If Premier is Unable to Redeem the Series A Preferred Shares After Five Years, the Cost of This Capital Will Increase Substantially.

If Premier is unable to redeem the Series A Preferred Shares prior to November 15, 2014, the cost of this capital will increase substantially on that date, from 5.0% per annum to 9.0% per annum.  Depending on Premier’s financial condition at the time, this increase in the annual dividend rate on the Series A Preferred Shares could have a material negative effect on Premier’s liquidity.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2009

If a Subsidiary Bank’s Current Capital Ratios Decline Below the Regulatory Threshold for an “Adequately Capitalized” Institution, the Bank Will Be Considered “Undercapitalized” Which May Have a Material and Adverse Effect on Premier.

The Federal Deposit Insurance Act (FDIA) requires each federal banking agency to take prompt corrective action with respect to banks that do no meet the minimum capital requirements. Once a bank becomes undercapitalized, it is subject to various requirements and restrictions, including a prohibition of the payment of capital distributions and management fees, restrictions on growth of the bank’s assets, and a requirement for prior regulatory approval of certain expansion proposals. In addition, an undercapitalized bank must file a capital restoration plan with its principal federal regulator.

If an undercapitalized bank fails in any material aspect to implement a plan approved by its regulator, the agency may impose additional restrictions on the bank. These include, among others, requiring the recapitalization or sale of the bank, restrictions with affiliates, and limiting the interest rates the bank my pay on deposits. Further, even after the bank has attained adequately capitalized status, the appropriate federal agency may, if it determines, after notice and hearing, that the bank is in an unsafe or unsound condition or has not corrected a deficiency from its most recent examination, treat the bank as if it were undercapitalized and subject the bank to the regulatory restrictions of such lower classification.

In addition to measures taken under the prompt corrective action provisions with respect to undercapitalized institutions, insured banks and their holding companies may be subject to potential enforcement actions by their regulators for unsafe and unsound practices in conducting their business or the violations of law or regulation, including the filing of false or misleading regulatory reports. Enforcement actions under this authority may include the issuance of cease and desist orders, the imposition of civil money penalties, the issuance of directives to increase capital, formal and informal agreements, or the removal and prohibition orders against “institution-affiliates parties”. Further, the Federal Reserve may bring an enforcement action against the bank holding company either to address the undercapitalization in the holding company or to require the holding company to implement measures to remediate undercapitalization in a subsidiary.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2009

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

Citizens Deposit Bank & Trust, in addition to its main office at 400 Second Street in Vanceburg, Kentucky, has four branch offices in Lewis County, Kentucky, (including one leased facility), one leased branch office in Mason County, Kentucky, one branch located on Highway 10 in Germantown, Kentucky, and one branch located in Bracken County, Kentucky. Farmers Deposit Bank, in addition to its main office at 5230 South Main Street in Eminence, Kentucky, has one other branch in Henry County, Kentucky.  Ohio River Bank, in addition to its main office at 221 Railroad Street in Ironton, Ohio, has two branches, one leased facility in Lawrence County, Ohio and one in Scioto County, Ohio. First Central Bank, in addition to its main office at 2 South Main Street in Philippi, West Virginia, has a branch located in Buckhannon, West Virginia and a leased branch office located in Upshur County, West Virginia. Boone County Bank, in addition to its main office at 300 State Street, Madison, West Virginia, has one leased branch located in Lincoln County, West Virginia and two other branches, one each located in Boone and Logan Counties, West Virginia.  Traders Bank, Inc., in addition to its main office at 601 Washington Street, Ravenswood, West Virginia, has two other branch locations in Jackson County, two branch locations in Roane County, and one location in Wood County, West Virginia.  Adams National, leases its main office location at 1130 Connecticut Avenue, N.W., Washington, DC, and leases five other branch offices located at Washington, DC and one branch office located in Silver Springs Maryland.  Adams National also leases space for its deposit operations in Washington, DC.  Consolidated Bank & Trust, in addition to its main office at 320 North First Street, Richmond, Virginia, has one branch located in Hampton, Virginia.

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
December 31, 2009

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and
Issuer Purchase of Equity Securities

The Company's common stock is listed on the NASDAQ Global Market System under the symbol PFBI. At December 31, 2009, the Company had approximately 4,993 shareholders  of its common shares.
The following table sets forth on a quarterly basis cash dividends paid and the range of high and low sales prices on a per share basis during the quarters indicated.

	Cash	Sales Price
	Dividends Paid	High	Low
2008
First Quarter	$0.10	$13.59	$11.01
Second Quarter	0.11	13.15	10.05
Third Quarter	0.11	11.63	8.50
Fourth Quarter	0.11	9.80	5.98
	0.43

2009
First Quarter	$0.11	$9.00	$4.00
Second Quarter	0.11	7.19	4.82
Third Quarter	0.11	7.50	5.78
Fourth Quarter	0.11	6.92	4.00
	0.44

2010
First Quarter (through March 15, 2010)	$0.11	$8.90	$6.32

The payment of dividends by the Company depends upon the ability of the Banks to declare and pay dividends to the Company because the principal source of the Company's revenue will be dividends paid by the Banks.  At December 31, 2009 approximately $2.5 million was available for payment as dividends from the Banks to the Company without the need for regulatory approval. In considering the payment of dividends, the Board of Directors will take into account the Company's financial condition, the cumulative provisions of the Series A Preferred Shares, results of operations, tax considerations, costs of expansion, industry standards, economic conditions and need for funds, as well as governmental policies and regulations applicable to the Company and the Banks. See "REGULATORY MATTERS - Capital Requirements" for discussion on capital guidelines.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2009

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

The following graph shows a comparison of cumulative total stockholder return on the Common Stock since December 31, 2004 with the cumulative total returns of both a broad equity market index and a published industry index.  The broad equity market index chosen was the Russell 3000 and the published industry index chosen was the SNL ($500M-$1B) Bank Asset-Size Index.  The graph reflects historical performance only, which is not indicative of possible future performance of the Common Stock.

Premier Financial Bancorp, Inc.

	Period Ending
Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
Premier Financial Bancorp, Inc.	100.00	129.39	114.72	107.11	61.61	63.16
Russell 3000	100.00	106.12	122.80	129.11	80.94	103.88
SNL $500M-$1B Bank Index	100.00	104.29	118.61	95.04	60.90	58.00
*Source: SNL Financial LC, Charlottesville, VA

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2009

Equity Compensation Plan Information

The following table gives information about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under its equity compensation plan, the 2002 Stock Option Plan, as of December 31, 2009.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (Excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders
2002 Stock Option Plan	212,449	$11.18	281,882
Equity compensation plans not approved by shareholders
None
Total	212,449	$11.18	281,882

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2009

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

(Dollars in thousands, except per share amounts)	At or for the Year Ended December 31
	2009	2008	2007	2006	2005
Earnings
Net interest income	$31,083	$26,035	$22,296	$21,395	$19,852
Provision for loan losses	1,052	147	(78)	(1,161)	4
Non-interest income	9,136	5,291	4,623	4,165	3,920
Non-interest expense	27,115	19,894	16,408	16,937	17,305
Income taxes	2,934	3,749	3,470	3,283	2,029
Net income	9,118	7,536	7,119	6,501	4,434
Preferred stock dividends	133	-	-	-	-
Net income available to common shareholders	$8,985	$7,536	$7,119	$6,501	$4,434

Financial Position
Total assets	$1,101,750	$724,465	$549,255	$535,452	$528,324
Loans	699,133	467,111	346,570	343,797	328,717
Allowance for loan losses	7,569	8,544	6,497	6,661	7,892
Goodwill and other intangibles	31,595	29,974	15,816	15,816	15,816
Securities	240,970	175,741	124,242	121,367	137,419
Deposits	913,784	589,182	449,033	438,950	435,843
Other borrowings	55,564	41,518	26,124	33,091	19,053
Subordinated debentures	-	-	-	-	15,722
Preferred equity	21,705	-	-	-	-
Common equity	106,851	89,422	67,389	61,002	54,287

Per Common Share Data
Net income – basic	1.32	1.25	1.36	1.24	0.85
Net income - diluted	1.32	1.25	1.35	1.24	0.84
Book value	13.46	13.99	12.87	11.65	10.37
Tangible book value	9.41	9.30	9.85	8.63	7.35
Cash dividends	0.44	0.43	0.40	0.10	0.00

Financial Ratios
Return on average assets	1.09%	1.12%	1.31%	1.21%	0.82%
Return on average common equity	9.47%	9.38%	11.13%	11.31%	8.42%
Dividend payout	33.33%	34.40%	29.41%	8.06%	0.00%
Stockholders’ equity to total assets at period-end	11.67%	12.34%	12.27%	11.39%	10.28%
Average stockholders’ equity to average total assets	12.19%	11.94%	11.74%	10.74%	9.77%

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2009

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
of Operations.

INTRODUCTION

Premier Financial Bancorp, Inc. ("Premier”) is a multi-bank holding company headquartered in Huntington, West Virginia.  It operates eight community bank subsidiaries ranging in size from $63 million to $290 million, each with a local community name and orientation. The banks operate in twenty-six communities within the states of West Virginia, Virginia, Ohio, Maryland and Kentucky plus the cities of Washington, DC and Richmond, Virginia.  Through these locations the banks provide their customers with a full range of banking services.  At the open of business on October 1, 2009, Premier completed its acquisition of Abigail Adams National Bancorp, Inc. (“Abigail Adams”), a $363 million two bank holding company.  The two banks now owned by Premier as a result of the acquisition of Abigail Adams were Adams National Bank (“Adams National”) with six locations in and around Washington, DC and Consolidated Bank & Trust Company (“CB&T”) headquartered in Richmond, Virginia with one branch location in Hampton, Virginia.  At the close of business on April 30, 2008, Premier completed its acquisitions of Traders Bankshares, Inc. (“Traders”), a $108 million single bank holding company headquartered in Spencer, West Virginia, and Citizens First Bank, Inc. (“Citizens First”), a $62 million bank headquartered in Ravenswood, West Virginia.  The results of operations of Abigail Adams, Citizens First and Traders are included in Premier’s consolidated statements of income beginning only from their respective acquisition dates.   On October 25, 2008, Premier merged Citizens First and Traders, named the resulting bank Traders Bank, Inc. and moved its headquarters to Ravenswood, West Virginia.  As of December 31, 2009, Premier had approximately $1.1 billion in total assets, $699 million in total loans, $914 million in total deposits and $25 million in customer repurchase agreements.

The accompanying consolidated financial statements have been prepared by the management of Premier in conformity with accounting principles generally accepted in the United States of America. The audit committee of the Board of Directors engaged Crowe Horwath LLP ("Crowe") as independent auditors to audit the consolidated financial statements, and their report is included elsewhere herein. Financial information appearing throughout this annual report is consistent with that reported in the consolidated financial statements. The following discussion is designed to assist readers of the consolidated financial statements in understanding significant changes in Premier's financial condition and results of operations.

Management's objective of a fair presentation of financial information is achieved through a system of internal accounting controls. The financial control system of Premier is designed to provide reasonable assurance that assets are safeguarded from loss and that transactions are properly authorized and recorded in the financial records. As an integral part of that financial control system, the holding company employs a staff of internal auditors and contracts with professional accounting firms to perform internal audits of the financial records of each of the subsidiaries on a periodic basis.  The internal audit manager reports the findings and recommendations highlighted by the internal audits to Premier’s audit committee as well

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2009

as the audit committees of the subsidiaries.  Also, on a regular periodic basis, the subsidiary banks are examined by Federal and State banking authorities for safety and soundness as well as compliance with applicable banking laws and regulations. The activities of both the internal and external audit functions are reviewed by the audit committee of the Board of Directors.

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
December 31, 2009

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

The Company evaluates various loans individually for impairment using accounting guidance issued by Financial Accounting Standards Board (“FASB”). Loans evaluated individually for impairment include non-performing loans, such as loans on non-accrual, loans past due 90 days or more, restructured loans and other loans selected by management including loans graded as substandard or doubtful by the internal credit review process. The evaluations are based upon discounted expected cash flows or collateral valuations. If the evaluation shows that a loan is individually impaired, then a specific reserve is established for the amount of impairment. If a loan evaluated individually is not impaired, then the loan is assessed for impairment with a group of loans that have similar characteristics.

For loans without individual measures of impairment, the Company makes estimates of losses for groups of loans as required by accounting guidance. Loans are grouped by similar characteristics, including the type of loan, the assigned loan grade and the general collateral type. A loss rate reflecting the expected loss inherent in a group of loans is derived based upon estimates of default rates for a given loan grade, the predominant collateral type for the group and the terms of the loan. The resulting estimate of losses for groups of loans is adjusted for relevant environmental factors and other conditions of the portfolio of loans, including: borrower and industry concentrations; levels and trends in delinquencies, charge-offs and recoveries; changes in underwriting standards and risk selection; level of experience, ability and depth of lending management; and national and local economic conditions.

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

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2009

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

The loans acquired via the purchase of Abigail Adams were recorded on the books of Premier at their estimated fair value.  The estimate of fair value included factors for the measurement of credit risk, interest rate risk and re-salability in the most advantageous market for the loans in an orderly transaction between market participants.  These estimates required management's most difficult, subjective and complex judgments and are inherently uncertain.  Since the estimated fair value of these loans were believed to have accounted for the reasonably estimable credit risk in the loans, consistent with new accounting guidance for acquisitions after 2008, no allowance for loan losses for these loans was recorded by Premier at the date of acquisition.  However, in the event that different assumptions or conditions were to prevail due to uncertainties in the economy, the borrower’s ability to repay or other factors, and depending upon the severity of such changes, the possibility of materially different financial condition or results of operations is a reasonable likelihood.

Under accounting guidance issued by the FASB related to accounting for goodwill and other intangible assets, goodwill is evaluated at least annually to determine if the amount recorded on the Company's balance sheet is impaired. If goodwill is determined to be impaired, the recorded amount would be reduced to estimated fair value by a charge to expense in the period in which impairment is determined. Impairment is evaluated in the aggregate for all of the Company's banking operations. Operating characteristics of the aggregate banking operations are derived and compared to a database of peer group banks that have been sold. Pricing valuation factors that are considered in estimating the fair value of the Company's aggregate banking operations include price-to-total assets, price-to-total book value, price-to-deposits and price-to-earnings. Unusual events that have impacted the operating characteristics of the Company's aggregate banking operations are considered to assess the likelihood of recurrence and adjustments to historical performance may be made. Changes in assumptions regarding the likelihood of unusual historical events recurring or the use of different pricing valuation factors could have a material impact on management's impairment analysis.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2009

SUMMARY FINANCIAL RESULTS

Premier had net income available to common shareholders of $8.985 million in 2009 compared to $7.536 million of net income reported for the year 2008 and $7.119 reported for 2007.  Net income increased in 2009 largely due to acquisition activity in 2008 and 2009.  In 2009, higher interest income and non-interest income as well as lower interest expense were partially offset by higher non-interest expense.  The increases in each of these categories was primarily the result of the increase in operations from the acquisitions of Abigail Adams on October 1, 2009, and Citizens First and Traders, both of which occurred at the close of business on April 30, 2008.   The operating results of Abigail Adams, Citizens First and Traders are included in the consolidated financial statements of Premier only from the date of their respective acquisition.  When comparing 2009 operating results to 2008 operating results, the operations of Abigail Adams are included only for the last three months of 2009 and none at all in 2008.  Similarly, the operations of Citizens First and Traders are included for the full twelve months of 2009 but only for the last eight months of 2008.   The increase in 2008 net income available to shareholders over 2007 was again a result of higher interest income and non-interest income as well as lower interest expense all of which was partially offset by higher non-interest expense.  These results were largely due to the acquisitions of Citizens First and Traders.  When comparing 2008 operating results to 2007 operating results, the operations of Citizens First and Traders are included only for the last eight months of 2008 and none at all in 2007.   Basic earnings per share were $1.32 in 2009 compared to $1.25 in 2008 and to $1.36 in 2007.  The increase in earnings per share in 2009 resulted from a proportionately greater increase in net income available to common shareholders from the acquisition of Abigail Adams versus the increase in average shares outstanding issued to acquire the entity.  The decrease in earnings per share in 2008 resulted from the increase in the average shares outstanding related to the common stock issued as part of the merger consideration of Citizens First and Traders.  The terms of the acquisitions are more fully described in Note 24 to the consolidated financial statements.

The following table comparatively illustrates the components of ROA and ROE over the previous five years. Return on average assets (“ROA”) measures how effectively Premier utilizes its assets to produce net income.  It also facilitates the analysis of earnings performance of different sized organizations.  In 2007, 2008 and 2009, Premier increased the size its balance sheet from $549.3 million in total assets at the end of 2007 to $724.5 million at the end of 2008 to $1,101.8 million at the end of 2009 largely due to acquisitions.  The increase in asset size will generally result in higher dollars of income earned and expenses incurred.  A detailed review of the components of ROA will help analyze Premier’s performance without regard to changes in its size.

Premier’s net income in 2009 resulted in an ROA of 1.09%, a decrease from the 1.12% ROA in 2008 and the 1.31% in 2007.  As shown in the table, fully taxable equivalent net interest income (as a percent of average earnings assets) reached its highest level during the last five years in 2007 at 4.42%.  In 2008, this percentage decreased to 4.21% and decreased again in 2009 to 4.12%, as the yields on earning assets have been declining as a result of a lower overall interest rate environment due to Federal Reserve policies designed to stimulate national

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2009

economic growth.  In 2005, net credit income was 4.00% of average earning assets and increased to its highest level in the last five years in 2006.  In 2005, minimal provisions for loan losses were recorded and thus there was little reduction from net interest income.  In 2006, negative provisions for loan losses were recorded which served to help increase net credit income to 4.55%.  This increase in net credit income (as a percent of average earning assets) was complemented by an increase in non-interest income (as a percent of average earning assets) and a reduction in non-interest expenses (as a percent of average earning assets) when compared to the previous year. In 2007, while net interest income increased to its highest level, net credit income was lower than 2006 as a result of minimal negative provisions for loan losses recorded in 2007.  However, in 2007, non-interest income (as a percent of average earning assets) also reached its highest level in the past five years while non-interest expense (as a percent of average earning assets) continued to decline.  In 2008, minimal provisions for loan losses reduced an already lower net interest income (as a percent of average earning assets), resulting in net credit income of 4.19% of average earning assets.  In 2008, non-interest income (as a percent of average earning assets) declined somewhat, returning to the level achieved in 2006.  However, non-interest expense (as a percent of average earning assets) continued to decline in 2008 resulting in the lowest ratio over in the last five years.  In 2009, net credit income (as a percent of average earning assets) declined to 3.98%, the lowest level in the last five years, as the lower net interest income (described above) was lowered even further by the highest provision for loan losses (as a percent of average earning assets) over the past five-year period.  Further lowering Premier’s return on average assets in 2009 was the lowest non-interest income and highest non-interest expense (as a percent of average earning assets) in the last five years largely due to acquisition related expenses, a special FDIC insurance assessment, write downs on the value of other real estate owned (“OREO”) and lower deposit customer fee income in relation to the total deposits outstanding.  Adding to Premier’s return on average assets in 2009 was a gain recognized on the acquisition of Abigail Adams and lower income tax expense.  As illustrated in the table, the overall result was to decrease Premier's 2009 return on average earning assets to 1.18% and decrease its return on average total assets (ROA) to 1.09%.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2009

ANALYSIS of RETURN ON ASSETS and EQUITY

	2009		2008		2007		2006		2005
As a percent of average earning assets
Fully taxable-equivalent net interest income	4.12%		4.21%		4.42%		4.32%		4.00%
Provision for loan losses	(0.14)		(0.02)		0.02		0.23		(0.00)
Net credit income	3.98		4.19		4.44		4.55		4.00
Gains on acquisition of subsidiary and sales of assets	0.47		0.01		0.00		0.00		0.00
Non-interest income	0.74		0.84		0.91		0.84		0.78
Non-interest expense	(3.57)		(3.20)		(3.23)		(3.40)		(3.46)
Tax equivalent adjustment	(0.03)		(0.03)		(0.04)		(0.03)		(0.03)
Applicable income taxes	(0.39)		(0.60)		(0.68)		(0.66)		(0.41)
Preferred stock dividends	(0.02)		(0.00)		(0.00)		(0.00)		(0.00)
Return on average earning assets	1.18		1.21		1.40		1.30		0.88
Multiplied by average earning assets to average total assets	92.20		92.48		93.34		93.07		92.84
Return on average assets	1.09%		1.12%		1.31%		1.21%		0.82%
Multiplied by average assets to average common stockholders’ equity	8.68	X	8.37	X	8.52	X	9.31	X	10.23	X
Return on average common equity	9.47%		9.38%		11.13%		11.31%		8.42%

The net overhead ratio (non-interest expense less non-interest income as a percent of average earning assets) increased significantly in 2009 to 2.83%.  This ratio compares to 2.36% in 2008, 2.32% in 2007, the lowest ratio reported in the last five years, 2.56% in 2006 and 2.68% in 2005.  The increases in 2009 net overhead was largely the result of a higher ratio of non-interest expense to average earning assets due to acquisition related expenses, significantly higher FDIC insurance costs, higher OREO costs and generally less efficient operations of the acquired Abigail Adams’ subsidiary banks.  Also negatively affecting the 2009 net overhead ratio was a lower ratio of non-interest income to average earning assets largely due to the 0.41% non-interest income ratio of the acquired Abigail Adams’ banks and a slight decrease in secondary market mortgage commissions despite the increase in the size of the Company.  The increase in 2008 net overhead when compared to 2007 was largely the result of a lower ratio of non-interest income to average earning assets due to lower secondary market mortgage commissions overall and the 0.66% non-interest income ratio of the acquired banks.  The decrease in the 2007 net overhead ratio when compared to 2006 was the result of increases in Premier’s non-interest income related to electronic banking income and secondary market mortgage commissions, plus decreases in non-interest expenses related to staff costs and the accelerated amortization of trust preferred issuance costs recorded in 2006 but not 2007.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2009

Return on average common equity (“ROE”), another measure of earnings performance, indicates the amount of net income earned in relation to the total equity invested by holders of common stock. Premier’s 2009 ROE was 9.47% compared to 9.38% in 2008 and 11.13% realized in 2007.  ROE increased in 2009 due to a higher ratio of average assets to average equity resulting from the Abigail Adams acquisition.  ROE decreased in 2008 compared to 2007 due to an increase in average equity as a result of the common stock issued to acquire Traders and Citizens First.

A breakdown of Premier's financial results by quarter for the years ended December 31, 2009 and 2008 is summarized below.

QUARTERLY FINANCIAL INFORMATION
(Dollars in thousands, except per share amounts)
	First	Second	Third	Fourth	Full Year
2009
Interest income	$9,136	$9,120	$9,114	$13,857	$41,227
Interest expense	2,578	2,458	2,346	2,762	10,144
Net interest income	6,558	6,662	6,768	11,095	31,083
Provision for loan losses	102	110	127	713	1,052
Gain on acquisition of subsidiary	0	0	0	3,552	3,552
Net overhead	4,594	4,559	4,349	8,029	21,531
Income before income taxes	1,862	1,993	2,292	5,905	12,052
Net income	1,229	1,355	1,502	5,032	9,118
Dividends on preferred stock	0	0	0	133	133
Net income available to common stockholders	1,229	1,355	1,502	4,899	8,985
Basic net income per share	0.19	0.21	0.23	0.62	1.32
Diluted net income per share	0.19	0.21	0.23	0.61	1.32
Dividends paid per share	0.11	0.11	0.11	0.11	0.44

2008
Interest income	$8,427	$9,433	$10,276	$9,708	$37,844
Interest expense	2,833	2,984	3,099	2,893	11,809
Net interest income	5,594	6,449	7,177	6,815	26,035
Provision for loan losses	(135)	91	85	106	147
Securities gains	0	93	0	0	93
Net overhead	3,056	3,545	4,197	3,898	14,696
Income before income taxes	2,673	2,906	2,895	2,811	11,285
Net income	1,774	1,930	1,930	1,902	7,536
Basic net income per share	0.34	0.32	0.30	0.30	1.25
Diluted net income per share	0.34	0.32	0.30	0.30	1.25
Dividends paid per share	0.10	0.11	0.11	0.11	0.43

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2009

BALANCE SHEET ANALYSIS

Summary

A financial institution's primary sources of revenue are generated by its earning assets, while its major expenses are produced by the funding of these assets with interest bearing liabilities. Effective management of these sources and uses of funds is essential in attaining a financial institution's optimal profitability while maintaining a minimum amount of interest rate risk and credit risk. Information on rate-related sources and uses of funds for each of the three years in the period ended December 31, 2009, is provided in the table below.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2009

AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS
(Dollars in thousands)
	2009			2008			2007
	Average Balance	Interest	Yield/ Rate (2)	Average Balance	Interest	Yield/ Rate (2)	Average Balance	Interest	Yield/ Rate (2)
Assets:
Interest earning assets
U.S. Treasury and federal agency securities	$102,904	$3,393	3.30%	$102,758	$4,457	4.34%	$82,177	$3,496	4.25%
States and municipal obligations (1)	8,210	398	4.85	6,098	320	5.25	4,067	241	5.93
Mortgage backed securities	72,121	3,069	4.26	53,069	2,517	4.74	37,017	1,799	4.86
Other securities	6,012	250	4.16	3,723	180	4.83	3,307	212	6.41
Total investment securities	189,247	7,110	3.76	165,648	7,474	4.51	126,568	5,748	4.54
Federal funds sold	28,912	24	0.08	37,885	748	1.97	36,088	1,829	5.07
Interest-bearing deposits with banks	14,815	57	0.38	1,614	39	2.42	1,273	56	4.40
Loans, net of unearned income (3)(4)
Commercial	303,514	18,467	6.08	207,939	14,044	6.75	169,217	13,591	8.03
Real estate mortgage	168,643	11,434	6.78	155,324	11,074	7.13	129,072	9,474	7.34
Installment	54,316	4,337	7.98	53,802	4,626	8.60	46,399	4,244	9.15
Total loans	526,473	34,238	6.50	417,065	29,744	7.13	344,688	27,309	7.92
Total interest earning assets	759,447	41,429	5.46	622,212	38,005	6.11	508,617	34,942	6.87
Allowance for loan losses	(8,218)			(8,020)			(6,615)
Cash and due from banks	18,095			17,025			13,853
Premises and equipment	12,439			9,759			6,378
Other assets	41,922			31,802			22,653
Total assets	$823,685			$672,778			$544,886

Liabilities and Equity:
Interest bearing liabilities
NOW and money market	$162,870	637	0.39%	$136,878	1,136	0.83%	$119,849	1,780	1.49%
Savings deposits	78,240	250	0.32	66,978	381	0.57	53,000	384	0.72
Certificates of deposit and other time deposits	316,016	8,234	2.61	254,802	9,159	3.59	202,183	8,855	4.38
Total interest bearing deposits	557,126	9,121	1.64	458,658	10,676	2.33	375,032	11,019	2.94
Short-term borrowings	16,730	139	0.83	17,325	251	1.45	13,200	321	2.43
Other borrowings	16,626	581	3.49	12,658	590	4.66	10,047	769	7.65
FHLB advances	7,179	303	4.22	4,723	292	6.18	5,363	347	6.47
Total interest-bearing liabilities	597,661	10,144	1.70%	493,364	11,809	2.39%	403,642	12,456	3.09%
Non-interest bearing deposits	121,029			94,155			74,522
Other liabilities	4,593			4,903			2,743
Preferred equity	5,548			-			-
Common equity	94,854			80,356			63,979
Total liabilities and equity	$823,685			$672,778			$544,886

Net interest earnings (1)		$31,285			$26,196			$22,486
Net interest spread (1)			3.76%			3.72%			3.78%
Net interest margin (1)			4.12%			4.21%			4.42%

(1) Taxable – equivalent yields are calculated assuming a 34% federal income tax rate
(2) Yields are calculated on historical cost except for yields on marketable equity securities that are calculated used fair value
(3) Includes loan fees, immaterial in amount, in both interest income and the calculation of yield on loans
(4) Includes loans on non-accrual status

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2009

In 2009, average earning assets increased by 22.1% or $137.2 million from 2008, following a 22.3% or $113.6 million increase in 2008 from 2007.  Average interest-bearing liabilities, the primary source of funds supporting the earning assets, increased by 21.1% or $104.3 million in 2009 from 2008, which follows a 22.2% or $89.7 million increase in 2008 over 2007.  The 2009 increase in average earning assets was primarily the result of acquisition activity.  The acquisition of Abigail Adams in October 2009 added $83.7 million in average earning assets and $69.7 million in average interest bearing liabilities in 2009, while the full year impact of including Traders and Citizens First in the organization since the end of April 2008 added $41.4 million to 2009 average earning assets and $29.6 million to 2009 interest bearing liabilities.  Excluding the impact of acquisition activity, the remaining $12.2 million increase in average earning assets in 2009 was primarily the result of a $12.2 million increase in average total loans as a $10.0 million increase in average interest bearing bank balances was offset by a $2.6 million decrease in average investment securities outstanding and a $7.4 million decrease in average federal funds sold.  Excluding the impact of acquisition activity, average interest bearing liabilities increased by $5.0 million or 1.0% in 2009 from 2008.  This increase in average interest bearing liabilities in 2009 was the result of a $7.1 million increase in average interest bearing deposits and a $1.7 million increase in average other long-term borrowings partially offset by a $3.8 million decrease in average short-term borrowings, primarily customer repurchase agreements.  Furthermore, the increase in average interest bearing deposits was complemented by a $26.9 million or 28.5% increase in average non-interest bearing deposits, $23.2 million resulting from acquisition activity and $3.7 million from internal growth.

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

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2009

Loan Portfolio

Premier's loan portfolio is its largest and highest yielding component of average earning assets, totaling 69.3% of average earning assets during 2009.  Average loans increased in 2009 by $109.4 million or 26.2% over 2008 following a $72.4 million or 21.0% increase in 2008 over 2007.  The 2009 increase is largely attributable to the acquisition activity in 2008 and 2009 which added $97.2 million in average total loans during the year.  Excluding the acquisitions, average total loans increased by $12.2 million or 2.9% in 2009 from 2008.  This increase is the result of growth in Premier’s Ohio and West Virginia loan markets.  In 2009, Premier realized a $4.3 million or 8.1% increase in average outstanding loans in its Ohio markets, and a $7.9 million or 3.3% increase in its West Virginia markets (excluding Traders and Citizens First).  Average total loans in Premier’s Kentucky markets were relatively the same from 2008 to 2009.  The 2008 increase is largely attributable to the acquisitions of Traders and Citizens First, which added $64.9 million in average total loans during the year.  Excluding the acquisitions, average total loans increased by $7.5 million or 2.2% in 2008 from 2007.  This increase is the result of growth in Premier’s Ohio and West Virginia loan markets.  In 2008, Premier realized a $1.9 million or 3.7% increase in average outstanding loans in its Ohio markets, and a $5.8 million or 3.5% increase in its West Virginia market (excluding Traders and Citizens First).  These increases more than offset the slight $212,000 or 0.2% decrease in average total loans in Premier’s Kentucky markets.

Total loans at December 31, 2009 increased by $232.0 million or 49.7% from the total at December 31, 2008.  This increase follows a $120.5 million or 34.8% from the total at December 31, 2007.  The significant increase in 2009 is due to the $235.6 million of period end loans from the acquisition of Abigail Adams.  The remaining banks collectively had a $3.5 million or 0.7% decrease in their total period end loans as increases in total loans at the West Virginia and Ohio banks were more than offset by decreases at the Kentucky banks.  The significant increase in 2008 is primarily due to the $102.8 million of period end loans from the acquisitions of Traders and Citizens First.  The remaining $17.8 million or 5.1% increase in 2008 was the result of significant increase in loan demand in Premier’s markets.

Loans secured by real estate in total increased from 74.0% of Premier’s loan portfolio at December 31, 2008 to approximately 81.3% of Premier's loan portfolio at December 31, 2009 due to the loans acquired from Abigail Adams.  The mix of loans acquired from Abigail Adams was significantly different from Premier’s other affiliate bank loan portfolios, which consist of a diverse portfolio of predominantly single family residential loans and loans for commercial purposes where real estate is part of the collateral, not the primary source of repayment. The December 31, 2009 balances of the loans acquired from Adams National were predominantly (84.1%) commercial real estate loans and real estate construction loans, including $67.0 million of loans secured by non-owner occupied commercial property, $39.1 million of loans secured by owner occupied commercial property, $29.5 million of multi-family residential real estate loans and $19.6 million of commercial real estate construction and land development loans.  The concentrations in these kinds of loans was one of the factors motivating the OCC to require Adams National to enter into a formal written agreement to reduce these concentrations.  The mix of December 31, 2009 balances of the loans acquired from CB&T were closer to the ratios of

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2009

Premier’s other affiliate banks but were still predominantly (61.5%) commercial real estate loans and real estate construction loans due in part to loan participations with Adams National.  While there are generally additional risks of loss associated with commercial real estate lending, such as the potential for adverse changes in economic conditions, the borrowers' inability to successfully execute their business plan and/or deterioration in the value of the commercial real estate collateral; the loans acquired from Adams National and CB&T were recorded at fair value as of the acquisition date taking into account credit risks in the loans acquired.  See additional discussion below on the impaired loans acquired from Adams National and CB&T.

Premier’s residential real estate mortgage loans generally do not exceed 80% of the value of the real property securing the loan at the time of origination. The residential real estate mortgage loan portfolio primarily consists of adjustable rate residential mortgage loans. The origination of these mortgage loans can be more difficult in a low interest rate environment where there is a significant demand for fixed rate mortgages. Premier also originates mortgage loans to be sold in the secondary market and recognizes non-interest income upon the sale of those mortgages in the form of commissions and servicing release fees.  Premier has not engaged in the solicitation of so-called “sub-prime” or “interest only” mortgages.  Premier uses an experienced staff underwriter to ensure the completeness of the borrowers’ loan application and documentation and to ensure that the loans meet the standards required by prospective loan purchasers.  Additional information regarding the volume of mortgage loans originated and sold is contained in Premier’s consolidated statements of cash flows presented elsewhere in this annual report.

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
December 31, 2009

The following table presents a five year comparison of loans by type. With the exception of those categories included in the comparison, there are no loan concentrations which exceed 10% of total loans. Additionally, Premier's loan portfolio contains no loans to foreign borrowers nor does it have a material volume of highly leveraged transaction lending.

LOAN SUMMARY
(Dollars in thousands)
	As of December 31,
	2009	%	2008	%	2007	%	2006	%	2005	%
Summary of Loans by Type
Commercial, secured by real estate	$304,607	43.6%	$133,742	28.7%	$100,278	28.9%	$101,786	29.6%	$85,989	26.2%
Commercial, other	76,140	10.9	61,655	13.2	40,438	11.7	43,981	12.8	49,362	15.0
Real estate construction	51,637	7.4	26,182	5.6	24,035	6.9	11,303	3.3	11,070	3.4
Real estate mortgage	211,552	30.3	185,536	39.7	133,776	38.6	138,795	40.4	134,570	40.9
Agricultural	2,710	0.4	2,446	0.5	1,845	0.5	1,930	0.5	1,670	0.5
Consumer	49,312	7.0	51,793	11.1	41,893	12.1	42,188	12.3	42,096	12.8
Other	3,175	0.4	5,757	1.2	4,305	1.3	3,814	1.1	3,960	1.2
Total loans	$699,133	100.0%	$467,111	100.0%	$346,570	100.0%	$343,797	100.0%	$328,717	100.0%

Non-performing Assets
Non-accrual loans	$46,299		$6,943		$3,157		$4,698		$3,751
Accruing loans which are contractually past due 90 days or more	489		625		987		992		853
Troubled debt restucturings	11,974		1,203		1,489		1,268		1,540
Total non-performing and restructured loans	58,762		8,771		5,633		6,958		6,144
Other real estate acquired through foreclosures	9,251		1,056		174		495		2,049
Total non-performing and restructured loans and other real estate	$68,013		$9,827		$5,807		$7,453		$8,193

Non-performing and restructured loans as a % of total loans	8.40%		1.88%		1.63%		2.02%		1.87%
Non-performing and restructured loans and other real estate as a % of total assets	6.17%		1.36%		1.06%		1.39%		1.55%

Allocation of Allowance for Loan Losses
Commercial, other	$810	11.7%	$1,197	14.9%	$689	13.5%	$839	14.4%	$1,071	16.7%
Real estate, construction	261	7.4	283	5.6	237	6.9	117	3.3	134	3.4
Real estate, other	3,998	73.9	4,564	68.4	3,092	67.5	3,395	70.0	3,810	67.1
Consumer installment	363	7.0	345	11.1	259	12.1	521	12.3	772	12.8
Unallocated	2,137		2,155		2,220		1,789		2,105
Total	$7,569	100.0%	$8,544	100.0%	$6,497	100.0%	$6,661	100.0%	$7,892	100.0%

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2009

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

Total non-performing assets, which consist of past-due loans on which interest is not being accrued ("non accrual loans"), foreclosed properties in the process of liquidation ("OREO"), loans with restructured terms to enable a delinquent borrower to repay and accruing loans past due 90 days or more, were $68.0 million or 6.17% of total assets at year-end 2009.  These amounts compare to $9.8 million of total non-performing assets or 1.36% of total assets at year-end 2008 and $5.8 million of total non-performing assets or 1.06% of total assets at year-end 2007, the lowest levels over the past five years.  The significant increase in 2009 from year-end 2008 is largely due to the non-performing assets that came with the acquisition of Abigail Adams and its two subsidiary banks.  At December 31, 2009, these two banks accounted for $48.0 million or 70.5% of Premier’s non-performing assets.  However, since these assets were recorded at an estimated fair value on the date of acquisition, the amount of credit risk assumed by Premier is not nearly as great as the volume of non-performing assets suggests taken at face value.  The estimate of fair value on all loans, but particularly on non-performing assets, included factors for the measurement of credit risk, interest rate risk and re-salability in the most advantageous market for the loans in an orderly transaction between market participants.  These estimates included significant discounts on the non-accrual loans.  Since the estimated fair value of these loans were believed to have accounted for the reasonably estimable credit risk in the loans, consistent with new accounting guidance for acquisitions after 2008, no allowance for loan losses for these loans was recorded at the date of acquisition.  Under previous accounting standards, the loan loss allowance of acquired banks would have carried over to Premier’s books and records, as was the case for Traders and Citizens First.  The following table illustrates the December 31, 2009 face value of the non-performing assets of the two subsidiary banks from the acquisition of Abigail Adams and the discounted net carrying value of those non-performing assets.

NON-PERFORMING ASSETS AT ACQUIRED SUBSIDIARY BANKS
(Dollars in thousands)
	December 31, 2009
	Face Value	Discounted Net Carrying Value
Non-performing Assets
Non-accrual loans	$48,430	$39,306
Loans 90+ days past due	119	115
Other real estate owned	9,830	8,535
Total non-performing assets	$58,379	$47,956

(1) Face value includes reductions for interest payments received on loans while on non-accrual status in accordance with the cost recovery method of accounting for non-accrual loans.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2009

The remaining $10.2 million increase in non-performing assets in 2009 is largely due to a $10.8 million increase in restructured loans.  These loans were performing in accordance with their modified terms at December 31, 2009, but because the loan terms were modified to assist the borrower to repay the loan, the loans are included with total non-performing assets.  Most of Premier’s restructured loans are loans that have been modified to allow the borrower to pay interest only for a limited amount of time.  Also included in the remaining $10.2 million increase in non-performing assets in 2009 is a $50,000 increase in non-accrual loans offset by a $251,000 decrease in loans 90+ days past due and a $340,000 decrease in other real estate owned (OREO).  The increase in total non-performing assets in 2008 was largely due to the $4.2 million of non-performing assets at December 31, 2008 at the acquired Traders Bank.  In addition to the non-accrual loans at Traders Bank, in 2008 a $0.7 million increase in non-accrual loans was largely offset by decreases in loans past due 90 days or more and restructured loans.  While the ratio of non-performing assets to total assets at the end of 2008 was higher than the end of 2007, it was still lower than either of the previous two years presented in the table above.  The decrease in total non-performing assets in 2007 was largely due a $1.5 million decrease in non-accrual loans and a continued decrease in OREO property.  These decreases offset the increase in restructured loans, while loans past due 90 days or more and still accruing remained virtually unchanged.  In 2007, the level of non-accrual loans declined primarily as a result of loan payoffs as well as partial or complete loan charge-offs.

Management believes the estimated potential losses related to delinquent loans to be adequately provided for in the allowance for loan losses.  These non-performing assets were included in the analyses that supported the recording of provisions for loan loss during 2009 and 2008.  As management's efforts to collect on all of the Company’s non-performing assets continue, matured loans are only renewed using Premier's strengthened credit policies. Otherwise, loans may be placed on non-accrual status and foreclosure proceedings begun to obtain and liquidate any collateral securing the past due or matured loans. As previously demonstrated by Premier’s history, management is committed to continuing to reduce its level of non-performing assets and maintaining strong underwriting standards to help maintain a lower level of non-performing assets in the future. This effort is revealed in the decline in non-performing assets from the end of 2005 to the end of 2007, primarily related to the sale of OREO properties and the decline in non-accrual loans and loans 90+ days past due. Premier's efforts at its other affiliate banks in 2003 and 2004 were masked by the high level of non-performing assets at Farmers Deposit Bank, which alone totaled $12.5 million at December 31, 2003. At December 31, 2004, the non-performing assets at Farmers Deposit Bank had declined to $6.8 million, leaving $3.3 million of total non-performing assets at the other Affiliate Banks combined.  By December 31, 2008, total non-performing assets at Farmers Deposit Bank had declined to $1.1 million.  This experience and performance in pursuing the collection of non-performing assets was a factor in management’s decision to pursue the acquisition of Abigail Adams and its high level of non-performing assets.  While the circumstances related to the collection of every non-performing loan is different, with the benefit of the additional capital provided by Premier’s participation in the TARP Capital Purchase Program and the requirement to record the non-performing assets at their estimated fair value at acquisition date, management believes it will be successful in resolving a majority of the non-performing assets acquired from Abigail Adams.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2009

The Loan Summary table presents five years of comparative non-performing asset information. Other than these loans and the impaired loans discussed in Note 5 to the consolidated financial statements, Premier does not have a significant volume of loans where management has serious doubts about the borrowers’ ability to comply with the present repayment terms of the loan.

It is Premier's policy to place loans that are past due over 90 days on non-accrual status, unless the loans are adequately secured and in the process of collection. Through its acquisition of Abigail Adams, Premier now has $13.9 million of construction loans on non-accrual status at December 31, 2009 whereby additional funds may be needed by the borrower to complete the project.  For real estate loans, upon repossession, the balance of the loan is transferred to "Other Real Estate Owned" (OREO) and carried at the lower of the outstanding loan balance or the fair value of the property based on current appraisals and other current market trends, less estimated disposal costs. If a writedown of the OREO property is necessary at the time of foreclosure, the amount is charged against the allowance for loan losses. A periodic review of the recorded property value is performed in conjunction with normal loan reviews, and if market conditions indicate that the recorded value exceeds the fair market value less estimated disposal costs, additional writedowns of the property value are charged directly to operations.

During 2009, Premier recorded $561,000 of writedowns and losses on the disposition of OREO properties, net of gains, compared to $21,000 of such writedowns and losses in 2008.  In 2007 Premier recognized a $20,000 net profit on the disposition of OREO properties.  The significant increase in OREO writedowns and losses in 2009 primarily relates to properties held at the newly acquired Traders Bank.  Carrying values of OREO properties were compared to updated appraisals and additional writedowns of the property value were charged directly to operations based upon the updated net realizable value.  The properties were primarily undeveloped vacant land.  Although loans may be classified as non-performing, some continue to pay interest irregularly or at less than originally contracted terms. During 2009, approximately $587,000 of interest was recognized on non-accrual and restructured loans, while approximately $1.2 million would have been recognized in accordance with their original terms.

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

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2009

of allowance. Loans that are assigned marginally passing grades are grouped together and allocated slightly higher percentages to determine the estimated amount of potential losses due to the identification of increased risk(s). Loans that are assigned a grade of "substandard" or "doubtful" are usually determined to be impaired.

A loan is categorized and reported as impaired when it is probable that the borrower will be unable to pay all of the principal and interest amounts according to the contractual terms of the loan agreement. In determining whether a loan is impaired, management considers such factors as past payment history, recent economic events, current and projected financial conditions and other relevant information that is available at the time. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage, consumer, and credit card loans, and on an individual basis for other loans. If a loan is deemed to be impaired, an evaluation of the amount of estimated loss is performed assessing the present value of estimated future cashflows using the loan's existing rate or assessing the fair and realizable value of the loan collateral if repayment is expected solely from the collateral. The estimation of loss is assigned to the impaired loan and is used in determining the adequacy of the allowance for loan losses. For impaired loans, this estimation of loss is reevaluated quarterly and, if necessary, adjusted based upon the current known facts and circumstances related to the loan and the borrower. Additional information on Premier's impaired loans is contained in Note 5 to the consolidated financial statements.

The sum of the calculations and estimations of the risk of loss in the loan portfolio is compared to the recorded balance of the allowance for loan losses. If the total allowance is deemed to be inadequate a charge to earnings is recorded to increase the allowance. In 2009, Premier recorded $1,052,000 of additional provisions for loan losses, while in 2008, Premier recorded $147,000 of additional provisions for loan losses.  Conversely, should an evaluation of the allowance result in a lower estimate of the risk of loss in the loan portfolio and the allowance is deemed to be more than adequate, a reversal of previous charges to earnings ("a negative provision") may be warranted in the current period. Events that may lead to negative provisions include greater than anticipated recoveries, a reduction in the historical loss ratios, securing more collateral on an impaired loan during the collection process, or receiving payment in full on an impaired loan.  All of these events occurred in varying degrees during 2007 and resulted in $78,000 of negative provisions during the year.

    At December 31, 2009, the allowance for loan losses was $7.6 million, or 1.08% of total year-end loans, compared to an allowance for loan losses of $8.5 million, or 1.83% of total loans at December 31, 2008.  The significant decrease in the ratio of allowance to total loans was directly the result of adding the $235.6 million of loans from the acquisition of Abigail Adams without adding any allowance for loan losses.  New accounting guidance adopted by Premier at the beginning of 2009 does not permit an acquirer to carryover the purchased entity’s allowance for loan losses.  Instead, under the new accounting guidance, all acquired loans are to be recorded at their net estimated fair value.  The estimate of fair value included factors for the measurement of credit risk, interest rate risk and re-salability in the most advantageous market for the loans in an orderly transaction between market participants.  These estimates required

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2009

management's most difficult, subjective and complex judgments and are inherently uncertain.  However, since the estimated fair value of these loans were believed to have accounted for the reasonably estimable credit risk in the loans, no allowance for loan losses for these loans was recorded at the date of acquisition.  At September 30, 2009, just prior to Premier’s acquisition, Abigail Adams reported a collective allowance for loan losses of approximately $12.8 million.  In contrast, Premier recorded the estimated fair value of the combined loan portfolios at an estimated $25.5 million discount to the contractual amounts receivable on the loans at acquisition.  These discounts, allocated per loan, will be used to offset any charge-offs of the uncollectible portion of the contractual amount due on non-performing assets, or accreted into interest income using a level yield method on performing loans.  Should Premier collect the full contractual amount due, any fair value discount would be recognized as interest income.  Excluding the loans acquired from Abigail Adams, the remaining allowance for loan losses was 1.60% of total year-end loans.  The 2009 decrease in the ratio is largely due to the charge-off of loans to one borrower that had been identified and carried as an impaired loan for more than three years.  Premier finally received permission from the bankruptcy court to foreclose upon and liquidate the collateral.  The actual charge-off was approximately the amount of allowance allocated to the loan during its classification as an impaired loan.  The allowance for loan losses was also reduced by the $2.0 million of net charge-offs in 2009 which was only partially offset by the $1.1 million of additional provisions for loan losses during the year.

At December 31, 2008, the allowance for loan losses was $8.5 million, or 1.83% of total year-end loans.  While the total allowance increased by $2.0 million from the $6.5 million allowance at the end of 2007, the ratio to total loans decreased slightly from the 1.87% of total year-end loans at December 31, 2007.  The increase in the allowance in 2008 is largely due to the $2.3 million allowance for loan losses acquired via the purchase of Traders and Citizens First Banks, as permitted by the accounting guidance in-place in 2008.  The slight decrease in the ratio to total year-end loans is largely the result of lower estimates of required allocations of the allowance to impaired loans due to a combination of collections of previously impaired loans and improved loan to collateral values on existing impaired loans.  The allowance for loan losses was also reduced by the $400,000 of net charge-offs in 2008 which was only partially offset by the $147,000 of additional provisions for loan losses during the year.  The decrease in the allowance in 2007 compared to 2006 was primarily the result of the $78,000 of negative provisions for loan losses coupled with $86,000 of net charge-offs recorded during the year.  In management's opinion, the allowance for loan losses is adequate to absorb the current estimated risk of loss in the existing loan portfolio. The summary of the allowance for loan losses allocated by loan type is presented in the Loan Summary Table above.

The following table provides a more detailed history of the allowance for loan losses, illustrating charge-offs and recoveries by loan type, and the annual provision for loan losses over the past five years.  In 2008, due to the deterioration in the national economy and its impact on the local economy in its markets, Premier experienced increases in past due loans and non-performing assets.  As such, management’s estimate of the current estimated risk of loss in the existing loan portfolio began to increase in the second quarter of 2008 and provisions for loan losses were charged to earnings in the second, third and fourth quarters which more than

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2009

offset a negative provision for losses in the first quarter.  As the deterioration in the national economy and its impact on Premier’s local economies continued in 2009, some of the increases in past due loans and non-performing assets in 2008 became charged-off loans in 2009.  Additional provisions for loan losses were recorded in 2009 as the estimated credit risk in the remaining loan portfolio was evaluated.  As noted in the non-performing asset discussion above, excluding the impact of the acquisition of the non-performing loans of Abigail Adams, Premier’s remaining banks experienced only a slight increase in non-accrual loans and decreases in the loans carried as 90+ days past due or in OREO indicating similar credit risk in the portfolio at the end of 2009 as compared to the end of 2008.  Premier aggressively pursues past due loans in an effort to bring those loans back to current status.  If these efforts fail and a past due loan becomes a non-performing loan, Premier’s policies for determining the adequacy of the allowance for loan losses are used to determine the estimated potential loss on the loan.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2009

SUMMARY OF LOAN LOSS EXPERIENCE
(Dollars in thousands)
	For the Year Ended December 31
	2009		2008		2007		2006		2005
Allowance for loan losses, beginning of period	$8,544		$6,497		$6,661		$7,892		$9,384
Amounts charged off:
Commercial, financial and agricultural loans	777		547		83		154		736
Real estate construction loans	37		0		0		0		0
Real estate loans – other	1,171		369		239		863		549
Consumer installment loans	452		316		436		393		930
Total charge-offs	2,437		1,232		758		1,410		2,215

Recoveries on amounts previously charged-off:
Commercial, financial and agricultural loans	82		113		66		266		91
Real estate construction loans	-		33		14		8		1
Real estate loans – other	208		459		302		340		84
Consumer installment loans	120		227		290		726		543
Total recoveries	410		832		672		1,340		719

Net charge-offs	2,027		400		86		70		1,496
Balance of acquired subsidiaries	0		2,300		0		0		0
Provision for loan losses	1,052		147		(78)		(1,161)		4

Allowance for loan losses, end of period	$7,569		$8,544		$6,497		$6,661		$7,892

Average total loans	$526,473		$417,065		$344,688		$338,336		$326,615
Total loans at year-end	699,133		467,111		346,570		343,797		328,717

As a percent of average loans
Net charge-offs	0.39%		0.10%		0.02%		0.02%		0.46%
Provision for loan losses	0.20%		0.04%		(0.02)%		(0.34)%		0.00%
Allowance for loan losses	1.44%		2.05%		1.88%		1.97%		2.42%

As a percent of total loans at year-end
Allowance for loan losses	1.08%		1.83%		1.87%		1.94%		2.40%

As a multiple of net charge-offs
Allowance for loan losses	3.73	X	21.36	X	75.55	X	95.16	X	5.28	X
Income before tax and provision for loan losses	6.46	X	28.66	X	122.22	X	123.19	X	4.32	X

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2009

In 2009, provisions for loan losses totaled $1.1 million compared to $147,000 of provision expense in 2008.  In 2007, a negative provision was recorded during the second quarter which exceeded the quarterly provisions recorded during the other three quarters of the year.  The negative provision was recorded primarily as result of realized collections of previously impaired loans whereby estimated losses were not realized as previously estimated and assigned to the loan.  In addition, Premier has been successful in recovering some of its previously charged-off loans.  These positive events as well as the ongoing reduction in Premier’s historical loss ratios resulted in a lower estimate of the risk of loss in the loan portfolio during the second quarter of 2007, and a negative provision was warranted.  The negative provision for loan losses totaled $78,000 in 2007.  Future provisions to the allowance for loan losses, positive or negative, will depend on future improvement or deterioration in estimated credit risk in the loan portfolio as well as whether additional payments are received on loans having significant credit risk.  Premier continually evaluates the adequacy of its allowance for loan losses, and changes in the provision are based on the estimated probable incurred losses in the loan portfolio.

Net charge-offs in 2009 totaled $2,027,000, as $2,437,000 of loans charged-off were partially offset by $410,000 of recoveries of loans previously charged-off.  Net charge-offs in 2008 totaled $400,000, as $1,232,000 of loans charged–off were partially offset by $832,000 of recoveries of loans previously charged-off.  Net charge-offs in 2007 totaled only $86,000, as $758,000 of loans charged-off were nearly offset by $672,000 of recoveries of loans previously charged-off.  In 2008, Farmers Deposit Bank recorded $42,000 of net recoveries and provided over 32% of the Company’s total recoveries for 2008.  In 2007, Farmers Deposit Bank recorded $296,000 of net recoveries and provided over 70% of the Company’s total recoveries for 2007.  However, in 2009, while Farmers Deposit Bank still accounted for approximately 37% of Premier’s total recoveries, most of the opportunities for recoveries have been exhausted and the bank once again recorded net charge-offs in 2009.  The recoveries at Farmers Deposit Bank are primarily the result of continued collection efforts of the significant number and amount of loans charged-off at Farmers Deposit Bank in 2003 through 2005.  Approximately $641,000, or 43% of the 2005 net charge-offs and $4.8 million, or 81% of the Premier’s 2004 net charge-offs were at Farmers Deposit Bank.  The level of future recoveries is likely to decrease as the level of past charge-offs has decreased.

In 2009, total charge-offs increased to $2.4 million as the national economic downturn has negatively affected some commercial borrowers’ ability to service their loans from Premier.  Charge-offs of commercial loans and loans secured by commercial real estate totaled $1.3 million or approximately 53% of the total charge-offs recorded in 2009, the highest level recorded over the past five years.  Consumer charge-offs increased by $136,000. Even with the increases, 2009 net charge-offs were still only 0.39% of average outstanding loans in 2009.  In 2008, total charge-offs increased for the first time in the previous four years.  However, net charge-offs still constituted a relatively low 0.10% of average total loans.  In 2008, charge-offs on commercial and real estate loans increased while consumer loan charge-offs decreased to their lowest dollar volume over the past five years.  In 2007, charge-offs on consumer installment loans increased by $43,000 or 10.9%.  However, the increase was more than offset by decreases

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2009

in the level of charge-offs of commercial loans and loans secured by real estate.  Although management believes it has identified the significant remaining credit risk in the loan portfolio, additional charge-offs may be recorded in the coming months due to the level of non-performing loans and the resolution of collection efforts on those loans. Premier continues to make a significant effort to reduce its past due and non-performing loans by reviewing loan files, using the courts to bring borrowers current with the terms of their loan agreements and/or the foreclosure and sale of OREO properties.  As in the past, when these plans are executed, Premier may experience increases in non-performing loans and non-performing assets. Furthermore, any resulting increases in loans placed on non-accrual status will have a negative impact on future loan interest income.  Also, as these plans are executed, other loans may be identified that would necessitate additional charge-offs and potentially additional provisions for loan losses.  Premier continues to monitor and evaluate the impact that national housing market price declines may have on its local markets and collateral valuations as management evaluates the adequacy of the allowance for loan losses.  While some price deterioration is expected, it is not currently anticipated that Premier’s markets will be impacted as severely as other areas of the country due to the historically modest increases in real estate values in the Company’s markets in West Virginia, Ohio and Kentucky. With the concentrations of commercial real estate loans acquired in the Washington, DC and Richmond, Virginia markets, fluctuations in commercial real estate value will also be monitored.  These factors are considered in determining the adequacy of the allowance for loan losses.

The following table presents the maturity distribution and interest sensitivity of selected loan categories at December 31, 2009. Maturities are based upon contractual terms.

LOAN MATURITIES and INTEREST SENSITIVITY
December 31, 2009
(Dollars in thousands)

	Projected Maturities*
	One Year or Less	One Through Five Years	Over Five Years	Total
Commercial, secured by real estate	$64,629	$116,652	$123,326	$304,607
Commercial, other	33,274	25,999	16,867	76,140
Real estate construction	35,100	5,533	11,004	51,637
Agricultural	280	1,863	567	2,710
Total	$133,283	$150,047	$151,764	$435,094

Fixed rate loans	$60,481	$107,980	$30,391	$198,852
Floating rate loans	72,802	42,067	121,373	236,242
Total	$133,283	$150,047	$151,764	$435,094

Fixed rate loans projected to mature after one year				$138,371
Floating rate loans projected to mature after one year				163,440
Total				$301,811

(*) Based on scheduled or approximate repayments

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2009

Investment Portfolio and
Other Earning Assets

Investment securities averaged $189.3 million in 2009, up $23.6 million or 14.2% from the $165.6 million averaged in 2008.  This increase follows a $39.1 million or 30.9% increase in 2008 from the $126.6 million averaged in 2007.  The increase in 2009 is largely the result of acquisition activity.  The acquisition of Abigail Adams in October 2009 added $17.1 million in average investment securities in 2009, while the full year impact of including Traders and Citizens First in the organization since the end of April 2008 added $9.1 million to 2009 average investment securities.  Excluding the acquisitions, average investment securities decreased by $2.6 million or 1.6% in 2009 from 2008.  Due to the low interest rate environment during 2009, issuers were routinely invoking call features within their securities and reissuing new bonds at lower coupon rates.  During 2009, $149.2 million of Premier’s investment securities were either called or matured compared to $80.3 million during 2008 and only $43.6 million during 2007.  During 2009, not all maturing funds were reinvested in securities as a result of funding average loan growth.  The significant increase in 2008 is largely due to the $27.9 million of average investment securities from the acquisitions of Traders and Citizens First.  The remaining $11.1 million or 8.8% increase is largely due the declining interest rate environment during the 2008 year.  As rates began falling, investable funds held in federal funds sold were used to purchase high quality investment securities to achieve a greater yield over a longer period of maturity.  Yields on federal funds sold rise and fall in direct correlation with interest rate changes made by the Federal Reserve Board in establishing national economic policy.  Investment security yields are based on a number of pricing factors including but not limited to coupon rate, time to maturity and issuer credit quality.  Generally, in 2008 investment security yields were higher than the yield that could be earned on federal funds sold.  At December 31, 2009, the amount of investments totaled $241.0 million, up $65.2 million or 37.1% from December 31, 2008.  The significant increase in investments is largely due to the $64.7 million of investments at December 31, 2009 from the acquisition of Abigail Adams, leaving only $485,000 of the increase from internal growth.  This increase follows a $51.5 million or 41.5% increase in 2008 from the balance at December 31, 2007.  The significant increase in investments is largely due to the $39.0 million of investments at December 31, 2008 from the acquisitions of Traders and Citizens First, leaving $12.5 million of the increase from internal growth.  As the Federal Reserve Board began lowering the federal funds rate in the latter portion of 2007 and continued to do so at various times throughout 2008, bond yields became more attractive than the yield on federal funds sold.  Thus, to optimize interest income, Premier began increasing the amount of funds it invested in high-quality debt securities.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2009

The following table presents the carrying values of investment securities.

FAIR VALUE OF SECURITIES AVAILABLE FOR SALE
(Dollars in thousands)
	As of December 31
	2009	2008	2007

U.S. Treasury securities	$1,005	$1,544	$5,574
U.S. government sponsored entity securities	150,067	97,105	74,859
States and political subdivisions	10,247	7,130	3,816
Mortgage-backed securities issued by government sponsored entities	74,042	69,962	39,993
Corporate securities	5,609	-	-
Total securities	$240,970	$175,741	$124,242

As sources of funds (deposits, federal funds purchased, and repurchase agreements with corporate customers) fluctuate, excess funds are initially invested in federal funds sold and other short-term investments. Based upon analyses of asset/liability repricing, interest rate forecasts, and liquidity requirements, funds are periodically reinvested in high-quality debt securities, which typically mature over a longer period of time. At the time of purchase, management determines whether the securities will be classified as trading, available-for-sale, or held-to-maturity. At December 31, 2009 all of Premier's investments were classified as available-for-sale and carried on the books at fair value.

As shown in the following Securities Maturity and Yield Analysis table, the average maturity period of the securities available-for-sale at December 31, 2009 was 4 years 4 months. The table uses a weighted estimated average life method to report the average maturity of mortgage-backed securities, which includes the estimated effect of monthly payments and prepayments. The average maturity of the investment portfolio is managed at a level to maintain a proper matching with interest rate risk guidelines. Premier does not have any securities classified as trading or held-to-maturity and it has no plans to establish such classifications at the present time. Other information regarding investment securities may be found in the following table and in Note 4 to the consolidated financial statements.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2009

SECURITIES MATURITY AND YIELD ANALYSIS
December 31, 2009
(Dollars in thousands)
	Market Value	Average Maturity (yrs/mos)	Taxable Equivalent Yield*
U.S. Treasury securities
Within one year	$1,005		3.97%
Total U.S. Treasury Securities	1,005	0/2	3.97

U.S. government sponsored entity securities
Within one year	2,031		3.83
After one but within five years	114,090		2.72
After five but within ten years	33,946		3.15
Total U.S. government sponsored entity securities	$150,067	4/4	2.83

States and political subdivisions
Within one year	110		8.31
After one but within five years	3,785		4.39
After five but within ten years	6,352		4.72
Total states and political subdivisions securities	$10,247	5/9	4.64

Mortgage-backed securities**
Within one year	2,737		4.97
After one but within five years	71,257		4.37
After five but within ten years	45		3.09
Over ten years	3		4.43
Total mortgage-backed securities	$74,042	2/5	4.40

Other securities**
After one but within five years	631		38.63
Over ten years	3,791		8.57
Total other securities	$4,422	33/6	12.86

Corporate preferred securities	1,188	n/a	9.76

Total securities available-for-sale	$240,970	4/4	3.61

(*) Fully tax-equivalent using the rate of 34%
(**) Maturities for mortgage-backed securities are based on expected average life

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2009

Premier’s average investment in federal funds sold and interest-bearing bank balances increased by 10.8% in 2009.  This follows a 5.6% increase in 2008.  Averaging $43.7 million in 2009, federal funds sold and interest-bearing balances increased $4.3 million from the $39.5 million averaged in 2008.  The increase in 2009 is largely the result of acquisition activity.  The acquisition of Abigail Adams in October 2009 added $4.1 million in average federal funds sold and interest-bearing bank balances in 2009, while the full year impact of including Traders and Citizens First in the organization since the end of April 2008 reduced the 2009 average by $2.5 million.  Excluding the acquisitions, average federal funds sold and interest bearing bank balances increased by $2.6 million or 6.7% in 2009 from 2008.  As shown in the Consolidated Average Balance Sheets and Net Interest Income Analysis above, on average, the yield on federal funds sold dropped to 0.08% in 2009 in accordance with the Federal Reserve’s Board of Governors’ policy to maintain the federal funds rate between 0.00% and 0.25%.  To obtain higher yields on its most highly liquid funds, Premier began shifting some of its federal funds sold to certificates of deposits with other banks and other interest-bearing bank balances, primarily with the Federal Reserve Bank, which yielded, on average, 0.38% in 2009.  The average balance of federal funds sold decreased by $8.9 million in 2009 to $28.9 million, while average interest-bearing bank balances increased by $13.2 million in 2009 to $14.8 million.  In 2008, Premier’s federal funds sold and interest-bearing bank balances averaged $39.5 million, a 5.6% increase from the $37.4 million averaged in 2007.  The increase in average federal funds sold and interest-bearing bank balances in 2008 was largely due to the acquisitions of Traders and Citizens First which added $9.4 million in average balances during the year.  This increase more than offset the $7.3 million or 19.6% decrease in average federal funds sold and interest-bearing bank balances of Premier’s other affiliate banks.  This decrease was the result of using some of the available federal funds sold to fund loans and purchase higher yielding investment securities.  As shown in the Consolidated Average Balance Sheets and Net Interest Income Analysis above, on average, the yield on federal funds sold dropped to 1.97% in 2008, significantly less than the 4.51% average yield on total investment securities in 2008.  In contrast, during the latter part of 2006 and first part of 2007, bond yields were not as attractive as the yield on highly liquid federal funds sold and funds from maturing investments were less likely to be invested in bonds.  Fluctuations in federal funds sold and other short-term investments reflect management's goal to maximize asset yields while maintaining proper asset/liability structure, as discussed in greater detail above and in other sections of this report.

Funding Sources

In response to the Federal Reserve policy to reduce market interest rates by lowering the target federal funds rate, in 2008 Premier began cutting its rates paid on its interest bearing deposits.  This change follows a three-year period during which Premier was raising the rates paid on its interest bearing deposits in response to the increase in market interest rates.  As a result, the average rate paid on interest bearing liabilities decreased to 1.70% in 2009, down from 2.39% paid in 2008, and the 3.09% paid in 2007.  The 69 basis point decrease in 2009 was primarily the result of a 98 basis point decrease in the average rate paid on certificates of deposit and other time deposits, which made up 52.9% of the total average interest bearing liabilities in 2009.  Other rate decreases on deposits in 2009 include a 44 basis point decrease on NOW and

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2009

money market accounts and a 25 basis point decrease in savings deposits.  Likewise, in 2009 Premier decreased the rate paid on its short-term borrowings, primarily repurchase agreements with deposits customers, by 62 basis points.  Also in response to the decrease in market interest rates initiated by the Federal Reserve, the rate paid on Premier’s long-term borrowings decreased as a result of the floating rate terms of the borrowings.  In 2009, the average rate paid on other borrowings decreased 117 basis points to 3.49%.  At the end of 2009, Premier converted its largest dollar borrowing, the $10.0 million owed to First Guaranty Bank, to a fixed rate of interest of 3.96% through its remaining maturity date on April 30, 2013.  The Company’s FHLB advances are fixed rate debt and thus decrease usually as a result of payments and maturities of higher rate advances.  However, as part of the Abigail Adams acquisition, Premier assumed $10.6 million of long-term FHLB advances with a market interest rate of 1.81%.  This addition caused the average rate paid in 2009 on the FHLB advances to decrease 196 basis points to 4.22%.  Furthermore, in the first half of 2010, $4.0 million of Premier’s highest rate FHLB advances, averaging 6.45%, will mature further reducing the future rate paid on its long-term FHLB advances.

The 70 basis point decrease in the average rate paid on interest bearing liabilities in 2008 was primarily the result of a 79 basis point decrease in the average rate paid on certificates of deposit and other time deposits, which made up 51.6% of the total average interest bearing liabilities in 2008.  Other rate decreases on deposits in 2008 include a 66 basis point decrease on NOW and money market accounts and a 15 basis point decrease in savings deposits.  Likewise, in 2008 Premier decreased the rate paid on its short-term borrowings, primarily repurchase agreements with deposit customers, 98 basis points.  Also in response to the decrease in market interest rates, the rate paid on Premier’s long-term borrowings decreased as a result of the floating rate terms of the borrowings.  In 2008, the average rate paid on other borrowings decreased 299 basis points to 4.66%.  The Company’s FHLB advances in 2008 were fixed rate debt and thus decreased as a result of payments and maturities of higher rate advances.

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

Premier’s deposits, on average, increased by $125.3 million or 22.7% in 2009 following a $103.3 million or 23.0% increase in 2008 from 2007 average deposits.  The increase in 2009 average deposits is largely the result of acquisition activity.  The acquisition of Abigail Adams in October 2009 added $76.4 million in average deposits in 2009, while the full year impact of including Traders and Citizens First in the organization since the end of April 2008 added another $37.9 million to 2009 average deposits.  The remaining $11.1 million or 2.0% increase in average deposits was largely due to a $7.3 million or 2.9% increase in average certificates of deposit and other time deposits, a $2.2 million or 3.3% increase in average savings deposits and a $3.7 million or 3.9% increase in average non-interest bearing deposits.  These increases more

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2009

than offset the $2.1 million or 1.5% decrease in average money market and other interest bearing transaction oriented deposits.  Even as Premier reduced the rates paid on its deposit products, the West Virginia and Ohio banks were successful in marketing their services to local customers and increased their average deposits outstanding.  The increase in 2008 average deposits was largely due to the $97.9 million of average deposits from the acquisitions of Traders and Citizens First.  The remaining $5.3 million or 1.2% increase in average deposits was largely due to a $2.3 million or 3.1% increase in non-interest bearing deposits, a $1.5 million or 2.9% increase in savings deposits and a $1.2 million increase in money market and other interest bearing transaction oriented deposits.

In 2009, average non-interest bearing deposits increased largely due to acquisition activity.  In 2009, average non-interest bearing deposits totaled $121.0 million, a $26.9 million or 28.5% increase from the average in 2008.  This follows a $19.6 million or 26.3% increase in average non-interest bearing deposits in 2008 when compared to 2007.  The increase in 2009 includes $14.9 million of average non-interest bearing deposits from the acquisition of Abigail Adams and an additional $8.3 million increase from the full year impact of including Traders and Citizens First.  Excluding the acquisitions, average non-interest bearing deposits increased by $3.7 million or 3.9% in 2009 as increases were recorded at each of the affiliate banks except Farmers Deposit Bank.  The increase in 2008 includes the $17.3 million of average non-interest bearing deposits from the acquisitions of Traders and Citizens First.  Excluding these deposits, average non-interest bearing deposits still increased by $2.3 million or 3.1% in 2008.  Since no interest is paid on these deposits, an increase in non-interest bearing deposits helps to increase Premier's net interest margin and its profitability. Non-interest bearing deposits are more susceptible to withdrawal and therefore may provide challenges to maintaining adequate liquidity. (See the additional discussion on liquidity below.)  However, Premier’s approach to community banking and friendly customer service has resulted in increases in average non-interest bearing deposits in each of the past seven years.

In 2009, average interest bearing deposits increased by $98.5 million or 21.5%.  The increase was largely due to the $61.5 million of average interest bearing deposits from the acquisition of Abigail Adams, and an additional $29.6 million increase from the full year impact of including Traders and Citizens First.  Excluding the acquisitions, average interest bearing deposits increased by $7.4 million or 1.6% in 2009, as increases in average savings deposits and average certificates of deposit and other time deposits more than offset a decrease in average money market and other transaction oriented deposits.  In 2008, average interest bearing deposits increased by $83.6 million or 22.3%.  The increase was largely due to the $80.6 million of average interest bearing deposits from the acquisitions of Traders and Citizens First.  The remaining $3.0 million increase in average interest-bearing deposits in 2008 was primarily from an increase in average savings deposits and average money market and other transaction oriented deposits.  Due to the significant decrease in rates paid on certificates of deposit during 2008, customers seemed to take a “wait-and-see” approach and were not willing to commit their funds for a longer-term low-yielding certificate of deposit.  Instead, the trend in 2008 was to keep their deposits readily accessible by placing the funds in savings accounts and transaction oriented interest-bearing accounts.  During 2009, customers seemed to resign themselves to the

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2009

long-term nature of the low interest rate environment resulting from the Federal Reserve’s national monetary policy and moved funds back into certificates of deposit to gain some yield over other deposit products.  Most customers are still keeping their maturity choices short in order to take advantage of possible higher interest rates in the future.  While offering some “special” certificate of deposit rates in 2009 to remain competitive, Premier continued to focus on building its base of customer relationships by offering more convenient electronic banking products to its non-interest bearing deposit customers.

In order to help maintain their liquidity and reduce their reliance on short-term borrowings, prior to their acquisition by Premier the two subsidiary banks of Abigail Adams participated in a network of approved banks that exchange customer certificates of deposit called the Certificate of Deposit Account Registry Service program, also known as CDARS.  This program allows local customers to open certificates of deposit in amounts greater than the standard FDIC insurance coverage limits at their local bank and still maintain FDIC insurance coverage on the deposits as the local bank enters the certificates of deposit into a national exchange network which provides FDIC insurance coverage by opening accounts in the customer’s name at other participating banks in the network in increments less than the standard FDIC coverage limits. Other network members do the same thing with their customers’ funds, and a sophisticated matching system enables network members to exchange funds with each other on a dollar-for-dollar basis.  To participate in the program, banks subject to a written agreement with their primary regulator, such as Adams National, are required to get permission from the FDIC.  While Adams National was a participant in the network and currently has deposits from the CDARS network, the bank has been denied permission by the FDIC to continue to open new or renew existing CDARS deposits while it is subject to its written agreement with the OCC, its primary regulator.  As the CDARS deposits mature, local customers may or may not renew their certificates of deposit with Adams National.  Under long existing FDIC rules for banks owned by the same holding company (under “common control”), such as each of Premier’s Affiliate Banks, each bank under common control is obligated to guarantee the liquidity of deposit funds over and above the FDIC coverage limits at each of the other banks under the same common control.  In other words, each of Premier’s Affiliate Banks are obligated to provide liquidity for each of the other Premier Affiliate Banks to the extent it may be needed for deposit withdrawals.  Premier believes that knowledge of this guarantee may result in some of the maturing CDARS related deposits at Adams National to renew their certificate of deposit outside of the CDARS program until Adams National once again obtains permission to actively participate in the CDARS network.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2009

The following table provides information on the maturities of time deposits of $100,000 or more at December 31, 2009.

MATURITY OF TIME DEPOSITS $100,000 OR MORE
December 31, 2009
(Dollars in thousands)
Maturing 3 months or less	$33,225
Maturing over 3 months	31,604
Maturing over 6 months	53,154
Maturing over 12 months	31,907
Total	$149,890

Other funding sources for Premier include short and long-term borrowings. Premier's short-term borrowings primarily consist of securities sold under agreements to repurchase with commercial, public entity and tax exempt organization customers.  These are short-term non-FDIC insured deposit-like products that are secured by the pledging of investment securities in Premier’s investment portfolio or by purchasing insurance through the Federal Home Loan Bank (FHLB).  Also included in short-term borrowings are federal funds purchased from other banks and overnight borrowings from the FHLB or the Federal Reserve Bank (FRB) discount window. These short-term borrowings fluctuate depending on near term funding needs and as part of Premier's management of its asset/liability mix.  In 2009, average short-term borrowings decreased by $595,000 or 3.4%, even as the acquisition of Abigail Adams added $3.2 million of short-term borrowings in the form of repurchase agreements.  Excluding the acquisition of Abigail Adams, average short-term borrowings decreased by $3.8 million or 21.9% in 2009 as public entity customers withdrew a portion of their funds in repurchase agreements to spend them on designated public projects.  In 2008, short-term borrowings averaged $17.3 million, up $4.1 million or 31.3% from the average in 2007.  The increase in 2008 is largely due to an increase in repurchase agreements which were newly offered by two of Premier’s subsidiary banks late in 2006.

Long-term borrowings consist of FHLB borrowings by Premier's banks and other borrowings by the parent holding company.  FHLB advances, on average, increased by $2.5 million or 52.0% in 2009 as the acquisition of Abigail Adams added $2.7 million of average FHLB advances.  Excluding that acquisition, FHLB advances declined by $226,000 or 4.8% in 2009, largely due to regularly scheduled principal payments plus additional penalty free prepayments as permitted to be made by the FHLB.  In 2008, average FHLB advances declined by 11.9% or $640,000 compared to 2007.  The decrease in 2008 is again largely due to regularly scheduled principal payments plus additional penalty free prepayments as permitted to be made by the FHLB.  Premier uses fixed rate FHLB advances from time-to-time to fund certain residential and commercial loans as well to maximize investment opportunities as part of its interest rate risk management.  At December 31, 2009, FHLB advances totaled $14.9 million which included $10.5 million of long-term FHLB borrowing acquired from the purchase of Abigail Adams.  This borrowing matures in the first quarter of 2012.  The remaining $4.4 million of amortizing FHLB advances had repayment schedules from five to thirty-one months with $4.0 million maturing in May 2010.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2009

In 2006, Premier refinanced the remaining $15.7 million of its 9.75% Junior Subordinated Deferrable Interest Debentures ("Subordinated Debentures") that were due in 2027. The refinancing was accomplished using two separate bank borrowings at the parent company and $2.2 million of cash held by the parent in its subsidiary banks.

On January 31, 2006, Premier borrowed $7.0 million from First Guaranty Bank in Hammond, Louisiana.  On April 30, 2008, Premier refinanced the remaining $2.6 million of this note and borrowed an additional $9.0 million which was used to fund the cash needed to purchase Traders.  The $11.6 million note, dated April 30, 2008, bore interest floating daily at the “Wall Street Journal” prime rate (the “Index”) minus 1.00% and requiring 59 monthly principal payments of $50,000 and one final payment of $8.6 million due at maturity on April 30, 2013.  If the Index fell between 5.00% and 6.00%, the interest on the note was 5.00%.  If the Index fell below 5.00%, then the interest on the note would float with the Index.  On December 31, 2009, Premier converted the borrowing to a fixed rate of interest of 3.96% per annum through its remaining maturity date on April 30, 2013.  The note is secured by a pledge of Premier’s 100% interest in Boone County Bank (a wholly owned subsidiary) under Commercial Pledge Agreement dated April 30, 2008.

On November 10, 2006, Premier borrowed $6.5 million from The Bankers’ Bank of Kentucky, Inc. of Frankfort, Kentucky (“Bankers’ Bank”) under a term note bearing interest floating daily at the JP Morgan Chase Co. prime rate minus 1.00% and requiring 83 monthly principal and interest payments of $100,000 and a final payment of any balance due at maturity on November 9, 2013. The note is secured by a pledge of Premier’s 100% interest in Citizens Deposit Bank and Trust, Inc. and Premier’s 100% interest in Farmers-Deposit Bank, Eminence, Kentucky ("Farmers Deposit Bank").  On December 22, 2008, the Company executed and delivered to Bankers’ Bank a modification agreement whereby the interest rate would not fall below 3.00% or exceed 6.00% for the remaining term of the Note.  The current interest rate on the Term Note is 3.00%.

      On October 30, 2009, Premier received $2.4 million from the Bankers’ Bank as a draw on the Company’s $4.5 million line of credit under a Promissory Note whereby Premier may request and receive monies from Bankers’ Bank from time to time.  The proceeds were used to refinance a portion of the long-term debt assumed from the Abigail Adams holding company.  The right to request and receive monies from Bankers’ Bank under the Promissory Note terminates on December 11, 2010.  Any outstanding principal balance under this Promissory Note bears an annual interest rate floating daily at the JP Morgan Chase Co. prime rate, with an interest rate floor of 4.00%.  Interest on the Promissory Note is payable quarterly and at maturity.  Any outstanding principal amount loaned to Premier under this Promissory Note, and not previously repaid, is due on December 11, 2010.  The Promissory Note is secured by the same collateral as the $6.5 million Term Note. At December 31, 2009, the $2.4 million was still outstanding on the Promissory Note.  In 2009 and 2008, Premier made all scheduled principal and interest payments on both notes as well as limited prepayments on the borrowing from First Guaranty Bank. For more information on other borrowings, see Note 11 to the consolidated financial statements.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2009

On December 20, 2004, Premier entered into a sixty-three month contract with Fiserv Solutions, Inc. (Fiserv) whereby Fiserv will provide data processing and item processing services to Premier. Conversions by Traders and Citizens First bank to Fiserv systems began in early August, 2008 and were completed by the end of October, 2008. The contract is scheduled to end in October 2010.  The two subsidiary banks acquired with Abigail Adams have contracts with Fiserv for data processing and item processing services through mid-2012.  Based upon the average billings of the last three months of 2009, the estimated payments to Fiserv for these services under existing contracts will be approximately $2.4 million per year beginning in 2010. Actual results may vary depending upon the number and type of accounts actually processed and future customer activity.

The main office and branch locations of Adams National in and around the Washington DC metro area are all leased under various noncancelable operating leases. These noncancelable operating leases are subject to renewal options under various terms. Some leases provide for periodic rate adjustments based on cost-of-living index changes.  The leases have terms ranging from 2012 through 2016.  Future minimum payments under the operating leases are included in the table below.

PAYMENTS DUE ON CONTRACTUAL OBLIGATIONS
December 31, 2009
(Dollars in thousands)

	Total	Less than one year	1-3 years	3-5 years	More than five years

Federal Home Loan Bank advances	$14,937	$4,422	$10,515	$0	$0
Other borrowed funds	16,027	4,107	3,515	8,405	0
Operating lease obligations	4,051	1,265	2,284	415	87
Data and item processing contracts*	3,860	2,556	1,304	0	0
Total	$38,875	$12,350	$17,618	$8,820	$87

* Data and item processing contractual obligations are estimated using the average billing for the last three months of 2009.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2009

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

The earnings simulation model uses assumptions, maturity patterns, and reinvestment rates provided by Premier and forecasts the effect of instantaneous movements in interest rates of both 100 (1.00%) and 200 (2.00%) basis points, but never below zero.  The most recent earnings simulation model projects that net interest income would increase by approximately 1.9% over the projected stable rate net interest income if interest rates rise by 100 basis points over the next year. Conversely, the simulation projects an approximate 0.1% decrease in net interest income if interest rates fall by 100 basis points over the next year. Within the same time frame, but assuming a 200 basis point movement in interest rates, the simulation projects that net interest income would increase by 3.1% over the projected stable rate net interest income in a rising rate scenario and would decrease by 0.8% in a falling rate scenario. Under both the 100 and 200 basis point simulations, the percentage changes in net interest income are within Premier's ALCO guidelines.

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

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2009

The following table presents summary information about the simulation model's interest rate risk measures and results.

	Year-end 2009	Year-end 2008	ALCO Guidelines
Projected 1-year net interest income
-100 bp change vs. base rate	-0.1%	-1.7%	5%
+100 bp change vs. base rate	1.9%	1.3%	5%
Projected 1-year net interest income
-200 bp change vs. base rate	-0.8%	-3.8%	10%
+200 bp change vs. base rate	3.1%	2.5%	10%

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

Premier generated $5.1 million of cash from operations in 2009, which compares to $10.0 million in 2008 and $9.4 million in 2007.  As illustrated in the Consolidated Statement of Cash Flows, the decrease in 2009 cash from operations was primarily the result of non-cash generating income from the gain on the acquisition of subsidiary and changes in other assets and liabilities.  The increase in 2008 over 2007 was primarily the result of an increase in net income and a higher amount of cash received from the sale of mortgage loans in the secondary market.  Total cash from operations along with proceeds from the sale and maturity of securities and the repayment of loans were used to purchase securities, satisfy deposit withdrawals, fund new loans and reduce outstanding debt during those years.  In 2007, $5.0 million of cash was used in investing activities, to fund loan growth but to also increase federal funds sold.  In 2008, $15.0 million of cash was used in investing activities, again funding loan growth, and purchasing the Traders and Citizens First subsidiaries.  In 2009, $23.1 million of additional cash was generated from investing activities largely from the cash acquired via the acquisition of Abigail Adams and the net repayment of loans during the year.  In addition to the $5.1 million of cash from operations in 2009, Premier generated $11.3 million in additional cash from financing activities, primarily due the net increase in deposits, the sale of Series A Preferred Stock to the U.S. Treasury under the TARP Capital Purchase Program and from additional borrowings.  Some of these funds were used to repay short- and long-term borrowings, pay dividends to shareholders, and satisfy withdrawals of repurchase agreements with customers.  In addition to the $10.0 million of cash from operations in 2008, Premier generated $4.7 million in additional cash from financing activities, primarily due to new long-term borrowings and increases in short-term borrowings and repurchase agreements with customers.  Some of these funds were used to satisfy deposit withdrawals, pay dividends to shareholders and make

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2009

principal payments on borrowings.  In addition to the $9.4 million of cash from operations in 2007, Premier generated $1.0 million in additional cash from financing activities, primarily due to the increase in deposits.  The increase in cash from deposits was also used to satisfy the repayment of FHLB advances and other borrowed funds as well as pay dividends to shareholders.  Details on the sources and uses of cash can be found in the Consolidated Statements of Cash Flows in the consolidated financial statements.

At December 31, 2009, the parent company had $6.8 million in cash held with its subsidiary banks.  This balance, along with cash dividends expected to be received from its subsidiaries, is sufficient to cover the operating costs of the parent, service its existing debt and pay dividends to common and preferred shareholders.  During 2009, the parent company generated $5.5 million of cash from operations and borrowed an additional $2.4 million.  The parent company also generated $22.3 million by selling its Series A Preferred Stock to the U.S. Treasury under the TARP Capital Purchase Program.  The proceeds were used to make additional capital investments in Premier’s subsidiaries to strengthen the subsidiary’s balance sheet and capital ratios and/or reduce the subsidiary’s debt.  Operating cash was also used to pay $3.1 million in dividends to shareholders and to make $1.9 million in principal payments on its outstanding debt.  During 2008, the parent company generated $6.3 million of cash from operations and borrowed an additional $11.6 million.  The proceeds were used to fund the $14.3 million of cash paid to acquire Citizens First and Traders, to make $4.1 million in principal payments on its outstanding debt and pay $2.6 million in dividends to shareholders.  During 2007, the parent company generated $10.3 million of cash from operations and used $5.9 million to make principal payments on its outstanding debt and pay dividends to shareholders.  Additional information on parent company cash flows and financial statements is contained in Note 22 to the consolidated financial statements.

Capital Resources

Premier’s consolidated average equity-to-asset ratio increased to 12.19% during 2009, up from 11.94% in 2008 and 11.74% in 2006.  The ratios for all three years are considered adequate for a company of Premier’s size.  The increase in 2009 was largely due to the additional equity added from the sale of Series A Preferred Stock to the U.S. Treasury under the TARP Capital Purchase Program.  Without this additional equity, Premier’s average equity-to-asset ratio would have still have been 11.52%, down from prior years due to the acquisition of Abigail Adams, but strengthened by additional capital from the $6.0 million retained net income generated in 2009.  Also adding to capital in 2009 was a general rise in the market value of investments from a $1.5 million net unrealized gain at the end of 2008 to a $2.1 million net unrealized gain at the end of 2009.  The increase in 2008 was largely due to the increase in equity from net income plus a general rise in the market value of investments from a $73,000 net unrealized gain at the end of 2007 to a $1.5 million net unrealized gain at the end of 2008.  Also supporting the average equity-to-assets ratio were the combined acquisitions of Traders and Citizens First.  The equity issued to acquire these two banks amounted to 11.62% of the total assets acquired, which approximates Premier’s average equity-to-asset ratio over the past three years.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2009

The Federal Reserve's risk-based capital guidelines and leverage ratio measure the capital adequacy of banking institutions. The risk-based capital guidelines weight balance sheet assets and off-balance sheet commitments by prescribed factors relative to credit risk, thus eliminating disincentives for holding low risk assets and requiring more capital for holding higher risk assets.  At year-end 2009, Premier’s risk adjusted capital-to-assets ratio was 14.6%, compared to 15.3% at December 31, 2008.  Both of these ratios are well above the minimum level of 8.0% prescribed for bank holding companies of Premier’s size.  The leverage ratio is a measure of total tangible equity to total tangible assets, net of any related deferred taxes as permitted.  Premier’s leverage ratio at December 31, 2009 was 8.9%, compared to 8.7% at December 31, 2008.  Both of these ratios are above the 4.0% to 5.0% ratios recommended by the Federal Reserve.  The increase in the 2009 leverage ratio was largely the result of the additional regulatory capital obtained via the sale of Series A Preferred Stock to the U.S. Treasury under the TARP Capital Purchase Program.  The decrease in the risk adjusted capital-to-assets ratio is largely the result of a higher level of risk adjusted assets to total assets acquired from Abigail Adams versus Premier’s historical risk-adjusted assets to total assets.  The decrease in the 2008 ratios from the prior year was primarily the result of the acquisitions of Traders and Citizens First.  Their individual bank risk adjusted capital-to-asset ratios and leverage ratios were lower than Premier’s prior to the acquisition date.  Furthermore, the goodwill and core deposit intangible assets recorded as part of the purchases, net of any related deferred taxes as permitted, are subtracted from Premier’s total capital to calculate these ratios.  Premier's capital ratios are the direct result of management's desire to maintain a strong capital position. Additional information on Premier's capital ratios and the capital ratios of its banks may be found in Note 21 to the consolidated financial statements.

Additional information on the capital position of Premier is included in the following table.

SELECTED CAPITAL INFORMATION
(Dollars in thousands)
	As of December 31
	2009	2008	Change

Stockholders’ Equity	$128,556	$89,422	$39,134
Disallowed amounts of goodwill and other intangibles	(31,595)	(26,805)	(4,790)
Other comprehensive loss related to pension plan	-	87	(87)
Unrealized (gain) loss on securities available for sale	(2,090)	(1,634)	(456)
Tier I capital	$94,871	$61,070	$33,801

Tier II capital adjustments
Allowable amount of the allowance for loan losses	7,569	5,486
Total capital	$102,440	$66,556

Total risk-weighted assets	$699,622	$436,023

Ratios
Tier I capital to risk-weighted assets	13.56%	14.01%
Total capital to risk-weighted assets	14.64%	15.26%
Leverage at year-end	8.90%	8.69%

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2009

The primary source of funds for dividends paid by Premier is the dividends received from its subsidiary banks. Banking regulations limit the amount of dividends that may be paid without prior approval of the regulatory agencies. Under these regulations, the amount of dividends that may be paid without prior approval in any calendar year is limited to the current year's net profits, as defined, combined with the retained net profits of the preceding two years, subject to regulatory capital requirements and additional restrictions more fully described in Note 21 to the consolidated financial statements. During 2010, Premier's banks could, without prior approval, declare and pay to Premier dividends of approximately $2.5 million plus any 2010 net profits retained through the date of declaration by Ohio River Bank, Boone County Bank, First Central Bank, Consolidated Bank & Trust and Citizens Deposit Bank.  In 2009, Farmers Deposit Bank requested and received approval from its primary regulators to pay a $2.5 million dividend in March 2009.  This amount was substantially higher than the bank’s prior two years of reported net income.  As such, Farmers Deposit Bank must continue to request approval for up to two years beyond March 31, 2009 to pay any future dividends to the parent company out of its current earnings.  Similarly, Traders will be required to request approval to pay any dividends for up to two years depending upon its future net income performance.  Adams National is required to obtain regulatory approval to pay dividends to Premier as part of its written agreement with the OCC.

Pursuant to the terms of Premier’s participation in the TARP Capital Purchase Program, Premier’s ability to declare or pay dividends on any of its common shares is limited.  Specifically, Premier is unable to declare dividend payments on common shares if we are in arrears on the payment of dividends on the Series A Preferred Shares.  Further, Premier is not permitted to increase dividends on its common shares above the amount of the last quarterly cash dividend per share declared prior to October 14, 2008 ($0.11 per share) without the U.S. Treasury’s approval until October 2, 2012, unless all of the Series A Preferred Shares have been redeemed or transferred by the U.S. Treasury to unaffiliated third parties.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2009

INCOME STATEMENT ANALYSIS
Net Interest Income

Net interest income, the amount by which interest generated from earning assets exceeds the expense associated with funding those assets, is Premier's most significant component of earnings.  Net interest income on a fully tax-equivalent basis was $31.3 million in 2009, up 19.4% from the $26.2 million earned in 2008 which follows a 16.5% increase in 2008 from 2007.  When net interest income is presented on a fully tax-equivalent basis, interest income from tax-exempt earning assets is increased by the amount equivalent to the federal income taxes which would have been paid if this income were taxable at the statutory federal tax rate of 34% for companies of Premier's size.  The increase in net interest income in 2009 is largely due to the $4.4 million of fully tax-equivalent net interest income from the acquisition of Abigail Adams and the $1.8 million of additional fully tax-equivalent net interest income from the inclusion of Traders and Citizens First during the first four months in 2009 versus only since April 30, in 2008.  The remaining Premier affiliate banks realized a $1.1 million or 4.4% decrease in net interest income in 2009, largely due to decreases in interest income from loans, investments and federal funds sold.  The decrease in interest income was partially offset by decreases in interest expense on deposits, short-term borrowings and long-term debt.

As shown in the Rate Volume Analysis table below, increases in the volume of earning assets such as loans, investments and federal funds sold primarily due to the acquisitions of Abigail Adams, Traders and Citizens First increased Premier’s interest income by $8.7 million.  This increase was offset by a $5.3 million decrease in interest income on those earning assets, largely due to the decline in yields earned on the loan portfolio, investment securities and federal fund sold.  Also shown in the table below, interest expense on deposits increased by $6.7 million in 2009, due to a higher volume of certificates of deposit, as well as NOW and money market deposit accounts plus savings accounts.  This increase in the volume of interest bearing deposits is largely due to deposits from the acquisitions of Abigail Adams, Traders and Citizens First.  Interest expense in 2009 decreased slightly due to lower average volumes of short-term borrowings and other borrowings.  The $6.7 million of additional interest expense in 2009 from the increase in the volume of average interest bearing liabilities was more than offset by the $8.4 million decrease in interest expense due to decreases in the rates paid on deposits, and short-term borrowings and long-term borrowings.  The combined effect was to increase net interest income by $5.1 million for the year.

The increase in net interest income in 2008 is largely due to the $4.2 million of fully tax-equivalent net interest income from the acquisitions of Traders and Citizens First.  The remaining Premier affiliate banks realized a $513,000, or 2.3% decrease in net interest income in 2008.  This decrease in net interest income in 2008 is largely due to a decrease in interest income from loans and federal funds sold partially offset by an increase in interest income on investments.  The decrease in interest income was significantly offset, however, by decreases in interest expense on deposits, short-term debt and long-term debt.  As shown in the Rate

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2009

Volume Analysis table below, increases in the volume of earning assets such as loans, investments and federal funds sold primarily due to the acquisitions of Traders and Citizens First increased Premier’s interest income by $6.5 million.  This increase was offset by a $3.5 million decrease in interest income on those earning assets largely due to the decline in yields earned on the loan portfolio and federal fund sold.  Also shown in the table below, interest expense on deposits increased by $1.3 million in 2008 due to a higher volume of NOW and money market deposit accounts plus certificates of deposit.  This increase in volume interest bearing deposits is largely due to deposits from the acquisitions of Traders and Citizens First.  Interest expense in 2008 increased further still due to higher average volumes of short-term borrowings and other borrowings.  The $1.8 million of additional interest expense in 2008 from the increase in the volume of average interest bearing liabilities was more than offset by the $2.5 million decrease in interest expense due to decreases in the rates paid on deposits, short-term borrowings and long-term borrowings.  The combined effect was to increase net interest income by $3,710,000 for the year.

RATE VOLUME ANALYSIS OF CHANGES IN NET INTEREST INCOME
(Dollars in thousands on a tax equivalent basis)
	2009 vs 2008			2008 vs 2007
	Increase (decrease) due to change in			Increase (decrease) due to change in
	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest income*:
Loans	$6,767	$(2,273)	$4,494	$4,643	$(2,208)	$2,435
Investment securities	2,086	(2,450)	(364)	1,763	(37)	1,726
Federal funds sold	(144)	(580)	(724)	96	(1,177)	(1,081)
Deposits with banks	20	(2)	18	25	(42)	(17)
Total interest income	$8,729	$(5,305)	$3,424	$6,527	$(3,464)	$3,063

Interest expense:
Deposits
NOW and money market	$280	$(779)	$(499)	$306	$(950)	$(644)
Savings	82	(213)	(131)	(16)	13	(3)
Certificates of deposit	6,368	(7,293)	(925)	977	(673)	304
Short-term borrowings	(8)	(104)	(112)	238	(308)	(70)
Other borrowings	(45)	36	(9)	355	(534)	(179)
FHLB borrowings	28	(17)	11	(40)	(15)	(55)
Total interest expense	$6,705	$(8,370)	$(1,665)	$1,820	$(2,467)	$(647)
Net interest income*	$2,025	$3,064	$5,089	$4,707	$(997)	$3,710

(*) Fully taxable equivalent using the rate of 34% Note – Changes to rate/volume are allocated to both rate and volume on a proportional dollar basis

Although net interest income dollars increased in 2009, Premier’s net interest margin decreased as the yield on earning assets decreased more than the decrease in rates paid on interest bearing liabilities.  In 2009, the yield earning on Premier’s loan portfolio decreased 63 basis points to 6.50% while the yield on federal funds sold decreased 189 basis points to 0.08% and the yield earned on the investment portfolio decreased by 75 basis points to 3.76%.  The net

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2009

result on all earning assets was to decrease the yield by 65 basis points to 5.46% in 2009, down from the 6.11% earned in 2008 and the 6.87% earned in 2007.  Similarly, in 2009 Premier decreased the average rate paid on its deposits by 69 basis points as market deposit rates continued to fall throughout the year.  The average rate paid on certificates of deposit decreased the most, at 98 basis points, while interest bearing transaction accounts decreased on average by 44 basis points and savings accounts decreased by 25 basis points.  Just as deposits rates fell during 2009, the rates Premier paid on its short- and long-term borrowings also fell.  Premier was able to lower the rates paid on its short-term borrowings, primarily customer based repurchase agreements, by 62 basis points to 0.83%.  Due to the relatively low 3.25% “prime” lending rate during 2009, the rate Premier paid on its long-term borrowings from other banks decreased 117 basis points to 3.49%, while the rates paid on the long-term FHLB borrowings at the banks decreased by 196 basis points due to the significantly lower rate on the FHLB borrowings assumed via the acquisition of Abigail Adams.  The overall result of decreasing rates paid on deposits and rate decreases on short- and long-term borrowings was to decrease the overall cost of funds by 69 basis points to 1.70%, down from 2.39% in 2008 and 3.09% in 2007.  As a result, Premier’s net interest spread increased by 4 basis points.  However, due to the larger volume of Premier’s interest earning assets when compared to its volume of interest bearing liabilities, the net interest margin decreased by 9 basis points to 4.12% in 2009, down from 4.21% in 2008 and 4.42% in 2007.

Similarly, while net interest income dollars increased in 2008, Premier’s net interest margin decreased as the yield on earning assets decreased more than the decrease in rates paid on interest bearing liabilities.  In 2008, the yield earned on Premier’s loan portfolio decreased 79 basis points to 7.13% while the yield on federal funds sold decreased 310 basis points to 1.97%.  In 2008, the yield earning on the investment portfolio only decreased by 3 basis points to 4.51%.  The net result on all earnings assets was to decrease the yield by 76 basis points to 6.11% in 2008, down from the 6.87% earned in 2007 and the 6.53% earned in 2006.  Similarly, in 2008 Premier decreased the average rate paid on its deposits by 61 basis points as market deposit rates fell during the year.  The average rate paid on certificates of deposit decreased the most, by 79 basis points, while interest bearing transaction accounts decreased on average by 66 basis points and savings accounts decreased by 15 basis points.  Just as deposit rates fell during 2008, the rates Premier paid on its short- and long-term borrowings also fell.  Premier was able to lower the rates paid on its short-term borrowings, primarily customer based repurchase agreements, by 98 basis points to 1.45%.  Due to declines in the “prime” lending rate during 2008, the rate Premier paid on its long-term borrowings from other banks decreased 299 basis points to 4.66%.  The overall result of decreasing rates paid on deposits and rate decreases on short- and long-term borrowings was to decrease the overall cost of funds by 70 basis points to 2.39%, down from 3.09% in 2007.  As a result, Premier’s net interest spread decreased by 6 basis points.  However, due to the larger volume of Premier’s interest earning assets compared to its volume of interest bearing liabilities, the net interest margin decreased by 21 basis points, to 4.21% in 2008, down from 4.42% in 2007. Further discussion of interest income is included in the section of this report entitled "Balance Sheet Analysis."

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2009

Non-interest Income and Expense

Non-interest income has been and will continue to be an important factor for improving profitability. Recognizing this importance, management continues to evaluate areas where non-interest income can be enhanced.  As shown in the table of Non-interest Income and Expense below, total fees and other income increased by $386,000 or 7.4% in 2009.  The increase in 2009 was largely due to increases in service charges on deposit accounts and electronic banking income resulting from the acquisition of Abigail Adams and the inclusion of Traders and Citizens First for an additional first four months in 2009 versus only the eight months since their April 30, 2008 acquisition.  In 2009, service charges on deposit accounts increased by $272,000 or 8.4% to $3,521,000.  Approximately $191,000 of this increase was the result of adding the operations of Abigail Adams while another $185,000 was added from the inclusion of Traders and Citizens First for an additional four months in 2009.  The remaining $104,000, or 3.2% decrease at the remaining affiliate banks was largely due to customers’ lower propensity to overdraft their deposit accounts.  Management believes that the downturn in the economy has caused customers to more closely manage their deposit funds to find ways to save money and thus reduce their number of overdrafts.  Electronic banking income, which consists of debit and credit card transaction fees, ATM fees and internet banking fees, increased $260,000, or 31.6% to $1,084,000 in 2009.  Approximately $73,000 of this increase was the result of adding the operations of Abigail Adams while another $75,000 was added from the inclusion of Traders and Citizens First for an additional four months in 2009.  The remaining $112,000, or 13.6% increase is due to an increasing number of customers who conduct their banking and purchasing electronically, primarily via the use of debit and ATM cards.  In 2009, secondary market mortgage income (commissions and fees earned from originating and selling mortgage loans to third parties in the secondary market) decreased by $15,000, or 3.3% to $443,000.  The acquisitions of Abigail Adams, Traders and Citizens First added virtually no revenue of this type in 2009.  The decrease in secondary market mortgage income in 2009 reflects an industry in extreme change through-out the year.  Many mortgage loan purchasers ceased buying new mortgages in 2009 or went out of business completely.  Premier concentrates its efforts on selling high quality mortgage loans and routinely searches for new buyers for these loans; however, the volume of future sales may depend on factors beyond the control of the Company.  The federal government, via government sponsored agencies, began buying the surplus in available secondary market mortgages but significantly increased the required documentation from the home buyers, thus complicating the process in comparison to years past.  The perceived difficultly from the home buyer’s perspective had a negative impact on Premier’s secondary market business during 2009.  Other non-interest income decreased by $131,000, or 19.6%, in 2009.  The operations of Abigail Adams added approximately $65,000 of other non-interest income, while another $42,000 was added from the inclusion of Traders and Citizens First for an additional four months in 2009.  The remaining $238,000 decrease is largely due to $150,000 of income received in 2008 for extending Premier’s ATM processing contract and lower sources of other income, such as commissions on selling credit life insurance, check cashing fees and extension and other miscellaneous loan fees.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2009

In 2008, total fees and other income increased by $575,000 or 12.4%.  The increase in 2008 was largely due to increases in service charges on deposit accounts, electronic banking income and other income resulting from the acquisitions of Traders and Citizens First.  In 2008, service charges on deposit accounts increased by $511,000 or 18.7% to $3,249,000.  Approximately $427,000 of this increase was the result of adding the operations of Traders and Citizens First.  The remaining $84,000 or 3.1% increase was largely due to incremental increases in fee rates and growth in the number of deposit customers.  Electronic banking income increased $216,000 or 35.5% to $824,000 in 2008.  Approximately $99,000 of this increase was the result of adding the operations of Traders and Citizens First.  The remaining $117,000 or 19.2% increase was largely due to Premier’s conversion to a more modern banking software system in 2005.  This banking software system has allowed Premier to offer more electronic banking services and made it easier for customers to conduct their banking electronically.  In 2008, secondary market mortgage income decreased by $192,000 or 29.5% to $458,000.  Traders and Citizens First had virtually no revenue of this type in 2008.  The decrease in secondary market mortgage income in 2008 is primarily due to a significant decrease in the appetite of secondary market mortgage loan purchasers as brokers have either tightened their credit standards or have ceased buying new mortgages in an effort to avoid further exposure to sub-prime lending.  Premier concentrates its efforts on selling high quality mortgage loans, but still experienced some of the negative effects from the decrease in the interest in buying mortgages as an investment.  Other non-interest income increased by $40,000, or 6.4%, in 2008.  Included in this increase is $142,000 of other non-interest income from the operations of Traders and Citizens First.  The remaining $102,000 decrease is largely due to $212,000 of life insurance benefits on the death of a former officer of a subsidiary that was recognized in 2007.  Excluding this benefit, other non-interest income increased $110,000 in 2008, which includes $150,000 of income received for extending Premier’s ATM processing contract.

In 2008, Premier realized $93,000 in gains on the sale of investment securities.  In 2009 and 2007, Premier did not execute any sales of investment securities.  In 2009, Premier recorded a $3,552,000 gain on the acquisition of Abigail Adams.  New accounting guidance adopted by Premier at the beginning of 2009, changed the way negative goodwill is calculated and recorded on the books of an acquiring organization.  Prior to 2009, negative goodwill resulted when the fair value of the net assets acquired exceeded the purchase price paid for a subsidiary.  This negative goodwill was recorded on the balance sheet and accreted into income over a designated period of time.  Under current accounting guidance, negative goodwill is no longer recorded on the balance sheet and any negative difference in fair value of the net assets acquired versus the purchase price paid for those net assets is immediately recognized in non-interest income.  Also, prior to 2009, the purchase price paid for a subsidiary involving an exchange of the Company’s stock was determined using the Company’s stock price on the day prior to public announcement of the acquisition agreement.  Under current accounting guidance, the purchase price paid is determined using the stock price on the day prior to the effective date of the acquisition.  Since the consideration paid by Premier to the shareholders of Abigail Adams was a fixed exchange ratio of its common stock, several factors contributed to Premier realizing a gain on the acquisition, including but not limited to a decrease in the calculation of the purchase price paid by Premier due to a decline in Premier’s stock price from the date the fixed exchange ratio was agreed upon to the day before the effective date of the

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2009

acquisition, increases in the fair value of the investment portfolio acquired, improvements in the credit quality of some of the loans acquired, and a decrease in the fair value of fixed rate certificates of deposit acquired due to declining market interest rates.

The following table is a summary of non-interest income and expense for each of the years in the three-year period ending December 31, 2009.

NON-INTEREST INCOME AND EXPENSE
(Dollars in thousands)
				Increase (Decrease) Over Prior Year
				2009		2008
	2009	2008	2007	Amount	Percent	Amount	Percent
Non-interest income:
Service charges on deposit accounts	$3,521	$3,249	$2,738	$272	8.37	$511	18.66
Electronic banking income	1,084	824	608	260	31.55	216	35.53
Secondary market mortgage income	443	458	650	(15)	(3.28)	(192)	(29.54)
Other	536	667	627	(131)	(19.64)	40	6.38
Total fees and other income	$5,584	$5,198	$4,623	386	7.43	575	12.44
Gain on acquisition of subsidiary	3,552	0	0	3,552		0
Investment securities gains	0	93	0	(93)		93
Total non-interest income	$9,136	$5,291	$4,623	$3,845	72.67	$668	14.45

Non-interest expense:
Salaries and wages	$9,987	$8,389	$7,211	$1,598	19.05	$1,178	16.34
Employee benefits	2,522	1,840	1,560	682	37.07	280	17.95
Total staff costs	12,509	10,229	8,771	2,280	22.29	1,458	16.62
Occupancy and equipment	3,261	2,546	2,017	715	28.08	529	26.23
Outside data processing	3,312	2,587	2,132	725	28.02	455	21.34
Professional fees	1,492	840	461	652	77.62	379	82.21
Taxes, other than payroll, property and income	766	603	580	163	27.03	23	3.97
Amortization of intangibles	348	204	0	144	70.59	204	100.00
OREO (gains) losses and expenses, net	758	59	(50)	699	1184.75	109	218.00
Supplies	406	406	315	0	0.00	91	28.89
FDIC insurance	1,292	273	182	1,019	373.26	91	50.00
Other expenses	2,971	2,147	2,000	824	38.38	147	7.35
Total non-interest expenses	$27,115	$19,894	$16,408	$7,221	36.30	$3,486	21.25

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2009

Just as management continues to evaluate areas where non-interest income can be enhanced, it strives to find ways to improve the efficiency of its operations and utilize the economies of scale of the consolidated entity to reduce its operating costs.  Sometimes the expenses associated with acquisitions, as well as the inefficiency of the operations of acquired organizations, cloud these goals.  Premier’s 2009 net overhead ratio, or non-interest expense less non-interest income excluding securities transactions and other similar non-operating transactions to average earning assets was 2.84%, an increase from the 2.39% realized in 2008 and the 2.36% realized in 2007.  The actual dollars of net overhead increased by 45.0% or $6,685,000 in 2009; however, average earning assets increased by only 22.1% in 2009 resulting in a higher overhead ratio in 2009.  The increases in actual dollars of net overhead and average earning assets were largely the result of the acquisition of Abigail Adams in 2009 and the inclusion of Traders and Citizens First for an additional four months in 2009 which added $4,428,000 or two-thirds of the increase in net overhead expense in 2009.  In 2008, the actual dollars of net overhead increased by 23.7% or $2,849,000 in 2008, however, average earning assets increased by a similar 22.3% in 2008, resulting in only a slight increase in the net overhead ratio when compared to 2007.  Both of these increases were largely the result of the acquisitions of Traders and Citizens First.  In fact, the net overhead of Traders and Citizens First comprise all but $57,000 or 0.5% of Premier’s increase in net overhead expense in 2008.  The 2009 net overhead ratio and actual dollars of net overhead expense excludes the $3,552,000 gain on the subsidiary acquisition.  The 2008 net overhead ratio and actual dollars of net overhead expense excludes the $93,000 of gains on the sales of securities and the $150,000 of income received for extending Premier’s ATM processing contract, while the 2007 net overhead ratio and actual dollars of net overhead expense excludes the $212,000 of life insurance benefits as a non-operating income transaction.  For the year 2009, net overhead was $21.5 million compared to $14.8 million in 2008 and $12.0 million in 2007.

Total non-interest expense in 2009 increased by $7,221,000, or 36.3% from 2008 largely due to the increase in all categories of costs from adding the operations of Abigail Adams and including the operations of Traders and Citizens First for a full twelve months in 2009 compared to only eight months in 2008.  The 2009 operations of Abigail Adams added approximately $3,275,000 of total non-interest expense ,while the first four months of operations of Traders and Citizens First added another $1,784,000 to total non-interest expense, leaving a $2,162,000 or 10.9% increase resulting from Premier’s other operations.  Total non-interest expense in 2008 increased by $3,486,000, or 21.2% from 2007 largely due to the increase in all categories of costs from adding the operations of Traders and Citizens First.  The 2008 operations of Traders and Citizens First added $3,463,000 of total non-interest expenses leaving only a $23,000 or 0.1% increase resulting from Premier’s other operations.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2009

Staff costs increased by $2,280,000 or 22.3% in 2009 versus 2008, as $1,977,000 of the increase was due to the operations of Abigail Adams plus including the additional four months of Traders and Citizens First.  The remaining $303,000 or 3.0% increase was largely the result of expenses related to funding of the Traders defined benefit pension plan payout upon plan termination and higher payroll taxes.  In 2008, staff costs increased by $1,458,000 or 16.6% versus 2007 as $1,407,000 of the increase was due to the operations of Traders and Citizens First.  The remaining $51,000 or 0.6% increase was largely the result of increased employer payroll taxes and normal salary and wage increases partially offset by decreases related to staff turnover and greater deferred loan originations costs.

Occupancy and equipment expenses increased by $715,000 or 28.1% in 2009.  The operations of Abigail Adams plus the additional four months of Traders and Citizens First added approximately $878,000 of occupancy and equipment expenses in 2009 leaving a $163,000 or 6.4% decrease in these expense from Premier’s other operations.  The $163,000 decrease in 2009 is largely due to lower equipment maintenance costs and lower depreciation expense on furniture and fixtures as well as information technology equipment as these fixed assets become fully depreciated partially offset by increases in real estate taxes, building depreciation and electricity costs.  In 2008, occupancy and equipment expenses increased by $529,000 or 26.2%.  The operations of Traders and Citizens First added approximately $629,000 of occupancy and equipment expenses in 2008, leaving a $100,000 or 5.0% decrease in these expenses from Premier’s other operations.  The $100,000 decrease in 2008 is largely due to a $70,000 writedown of branch property in 2007 that was scheduled to be closed at the end of January 2008.  The decision to close the branch was made in 2007, and in accordance with FAS 144, the branch property was written down to its estimated realizable value.  Furthermore, occupancy and equipment expenses were less in 2008 due to lower real estate taxes, building repairs, equipment maintenance and equipment depreciation partially offset by increase in utility costs, and other building cleaning and maintenance costs.

Outside data processing expense increased by $725,000 or 28.0% in 2009.  The operations of Abigail Adams plus the additional four months of Traders and Citizens First added approximately $463,000 of outside processing expenses in 2009 leaving a $262,000 or 10.1% increase in these expenses from Premier’s other operations.  The $262,000 increase in 2009 is largely due to increases in ATM processing costs, new costs related to outsourcing the data and item processing functions of the newly acquired Traders and Citizens First banks, and costs related to outsourcing the statement rendering function of all the banks.  In 2008, outside data processing expense increased by $455,000 or 21.3%.  The operations of Traders and Citizens First added approximately $294,000 of outside data processing expenses in 2008 leaving a $161,000 or 7.6% increase in these expenses from Premier’s other operations.  The $161,000 increase in 2008 is largely due to increases in item processing charges due to Premier’s conversion to exchange electronic images instead of processing paper checks to settle customer deposit account activity plus higher communication costs and contractual inflationary fee adjustments for data processing and internet banking expenses.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2009

Professional fees increased by $652,000 or 77.6% in 2009.  The operations of Abigail Adams plus the additional four months of Traders and Citizens First added approximately $347,000 of professional fees in 2009 leaving a $305,000 or 36.3% increase in these expenses from Premier’s other operations.  The $305,000 increase in 2009 is largely due to legal and investment banker fees incurred during the year to acquire Abigail Adams, higher external audit fees related to the expanding size of the organization and an increase in other various consulting fees.  These increases were partially offset by lower internal audit costs due to the hiring of outside internal auditors in the fourth quarter of 2008 to help complete the Company’s internal audit schedule.  In 2008, professional fees increased by $379,000 or 82.2%. The operations of Traders and Citizens First added approximately $81,000 of professional fees in 2008 leaving a $298,000 or 64.6% increase in these expenses from Premier’s other operations.  The $298,000 increase in 2008 is largely due to additional legal and other professional fees incurred during the early part of the year to help in the completion of the acquisitions Traders and Citizens First and also due to fees associated with hiring outside internal auditors in the fourth quarter to help complete the Company’s internal audit schedule.

Taxes not on income increased by $163,000, or 27.0% in 2009.  The operations of Abigail Adams plus the additional four months of Traders and Citizens First added approximately $64,000 of taxes non on income in 2009 leaving a $99,000 or 16.4% increase in these expenses from Premier’s other operations.  The $99,000 increase in 2009 is largely due to an increase in equity based franchised taxes due to the additional capital added from the acquisitions of Traders, Citizens First and Abigail Adams plus the addition of preferred equity from the TARP funds.  In 2008, taxes not on income increased by $23,000, or 4.0%.  The operations of Traders and Citizens First added approximately $83,000 of taxes not on income in 2008 leaving a $60,000 or 10.3% decrease in these expenses from Premier’s other operations.  The $60,000 decrease in 2008 is largely due to decreases in the tax rate on equity based franchised taxes.

Amortization of intangibles increased by $144,000 or 70.1% in 2009.  The increase in 2009 is a result of the amortization of the core deposit intangible from the acquisition of Abigail Adams plus the additional four months of core deposit intangible amortization from the acquisitions of Traders and Citizens First.  Amortization of intangibles began in 2008 as a result of the core deposit intangible asset from the acquisitions of Traders and Citizens First.

OREO gains, losses and expenses resulted in net expenses of $758,000 in 2009 versus $59,000 of net expenses in 2008, a $700,000 increase in non-interest expense.  OREO expense represents the costs to operate, maintain and liquidate Other Real Estate acquired through foreclosure in satisfaction of unpaid loans.  The operations of Abigail Adams added approximately $110,000 of OREO expenses in 2009 leaving a $590,000 increase in these expenses from Premier’s other operations (including a full year of Traders and Citizens First).  The $590,000 increase in 2009 is largely due to $471,000 of expenses recorded to writedown the value of OREO properties to estimated realizable values and another $90,000 of losses on the sales of OREO in 2009 recorded mostly at Traders.  These amounts compare to $21,000 of net losses recorded in 2008.  OREO gains, losses and expenses resulted in net expenses of $59,000 in 2008 versus $50,000 of net gains in 2007, a $109,000 increase in non-interest expense.  The operations

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2009

of Traders and Citizens First added approximately $13,000 of OREO expenses in 2008 leaving a $96,000 increase in these expenses from Premier’s other operations.  The $96,000 increase in 2008 is largely due to $20,000 of net gains realized on the disposition or OREO in 2007 compared to $21,000 of net losses in 2008 as well as $30,000 of expense recoveries in 2007 that were not repeated in 2008.

Supplies expense remained unchanged in 2009 at $406,000.  The operations of Abigail Adams plus the additional four months of Traders and Citizens First added approximately $62,000 of supplies expense in 2009 leaving a $62,000 or 15.3% decrease in these expenses from Premier’s other operations.  In 2008, supplies expense increased by $91,000 or 28.9% largely due to the additional operations of Traders and Citizens First.

FDIC insurance expense increased by $1,019,000 or 373.3% in 2009.  The operations of Abigail Adams plus the additional four months of Traders and Citizens First added approximately $298,000 of FDIC insurance expense in 2009 leaving a $721,000 or 264.1% increase in this expense from Premier’s other operations.  The $721,000 increase in 2009 is largely due to the FDIC’s special assessment on all banks in the United States during the second quarter of 2009.  The special assessment, designed to shore-up the FDIC’s Bank Insurance Fund, cost Premier approximately $319,000 during the second quarter of 2009.  The additional $402,000 of FDIC insurance expense is due to the expiration of FDIC insurance credits that had previously been used to offset normal FDIC premiums in 2008.  In 2008, FDIC insurance expense increased by $91,000 or 50.0%. The operations of Traders and Citizens First added approximately $44,000 of FDIC insurance in 2008 leaving a $47,000 or 25.8% increase in these expenses from Premier’s other operations.  The $47,000 increase in 2008 is largely due to an increase in FDIC insurance rates substantially offset by FDIC insurance credits offered to banks organized before 1998.

Other expenses totaled $2,971,000 in 2009, an $824,000 or 38.4% increase from the $2,147,000 recorded in 2008.  The operations of Abigail Adams plus the additional four months of Traders and Citizens First added approximately $606,000 of other expenses in 2009 leaving a $218,000 or 10.2% increase in this expense from Premier’s other operations.  The $218,000 increase in 2009 is largely due to $120,000 of collection expense reimbursements received in the first quarter of 2008 and a $285,000 restitution payment made in 2008 to Farmers Deposit Bank by the bank’s former president who plead guilty to bank fraud partially offset by $133,000 of conversion expenses incurred in 2008.  Other expenses that increased in 2009 include a $65,000 increase in fraud and other losses plus higher correspondent bank charges.  Lower expenses in 2009 include travel costs, appraisal fees, and teller outages.  In 2008, other expenses totaled $2,147,000, a $147,000, or 7.4% increase from the $2,000,000 recorded in 2007.  The operations of Traders and Citizens First added approximately $413,000 of other expenses in 2008 leaving a $266,000, or 13.3% decrease in these expenses from Premier’s other operations.  The $266,000 decrease in 2008 is primarily the result of a $439,000 reduction in collection expenses due to a $285,000 restitution payment made to Farmers Deposit Bank by the bank’s former president who plead guilty to bank fraud and to $32,000 of net reimbursements from settlements with customers compared to $120,000 of collection expenses in 2007.  Other expense savings include a $74,000 reduction in courier costs in 2008 due to Premier’s conversion to exchange electronic

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2009

images instead of transporting and processing paper checks to settle customer deposit account activity, as well as reductions in advertising expenditures, postage, correspondent bank charges and insurance costs.  These expense reductions were partially offset by increases in state examination costs, shareholder expenses such as NASDAQ expenses and stock transfer fees, losses due to forged checks and fictitious electronic payment transactions, as well as increases in bank director fees and employee travel costs.

An analysis of the allowance for loan losses and related provision for loan losses is included in the Loan Portfolio section of the Balance Sheet Analysis of this report.

Applicable Income Taxes

Premier recognized $2.9 million of income tax expense in 2009.  This amount compares to $3.7 million of income tax expense recorded in 2008 and $3.5 million of income tax expense recorded in 2007.  Premier’s effective tax rate was 24.3% in 2009, down substantially from the 33.2% in 2008 and the 32.8% in 2007.  Premier’s effective tax rate was substantially lower in 2009 primarily because the acquisition of Abigail Adams was a tax free reorganization under the Internal Revenue Code and therefore the accounting gain on the acquisition was a non-taxable event.  Excluding the gain from pretax income in 2009 would result in an effective tax rate of approximately 34.5%.  The increase in this effective tax rate when compared to the 33.2% realized in 2008 is largely due to non-deductible expenses associated with the acquisition of Abigail Adams.  Premier’s effective tax rate in 2007 was lower than 2008 due to death benefits received from a former officer’s life insurance policy which were not subject to income tax.  Premier realizes the tax saving benefits of holding tax-exempt investments and other tax savings instruments as well as making tax-exempt loans.  These activities help to reduce Premier’s tax rate from the 34.0% statutory rate.  Additional information regarding income taxes is contained in Note 12 to the consolidated financial statements.

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

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2009

SUMMARY RESULTS OF OPERATIONS
FOURTH QUARTER 2009

Net income available to common shareholders for the three months ended December 31, 2009 totaled $4,899,000, a $2,997,000 or 157.6% increase from the $1,902,000 of net income available to common shareholders reported for the fourth quarter of 2008.  On a per share basis, Premier’s net income available to common shareholders for the fourth quarter of 2009 was 62 cents per share compared to 30 per share for the same quarter last year.  The increase in net income and earnings per share is largely due to a $3,552,000 gain on the subsidiary acquisition.   Excluding this gain, net income available to common shareholders totaled $1,347,000 or 17 cents per share.

Net interest income totaled $11,095,000 for the fourth quarter of 2009, and increase of $4,280,000 or 62.8% from the net interest income earned in the same quarter of 2008.  Approximately $4,350,000 of net interest income was earned by via the acquisition of Abigail Adams in the fourth quarter of 2009.  The remaining $70,000 decrease in net interest income when compared to the same quarter of 2008 is the result of lower interest on loans, investment securities and federal funds sold primarily due to lower yields earned on those assets.  This $651,000 decrease in interest income was substantially offset by a $581,000 decrease in interest expense primarily due to lower rates paid on deposits and short-term borrowings and a reduction in long-term debt outstanding.  During the fourth quarter of 2009, Premier recorded a $713,000 provision for loan losses compared to a $106,000 provision for loan losses in the fourth quarter of 2008.  The increase in provision expense was the result of a higher estimation of the credit risk in the loan portfolio.

Non-interest income, excluding the gain on subsidiary acquisition, totaled $1,714,000 in the fourth quarter of 2009, an increase of $425,000 or 33.0% from the $1,289,000 reported in the fourth quarter of 2008.  Approximately $329,000 of non-interest income was generated by the operations of Abigail Adams in the fourth quarter of 2009.  The remaining $96,000 increase in non-interest income when compared to the same quarter of 2008 is primarily the result of a $55,000 or 26.6% increase in electronic banking income and a $44,000 or 61.1% increase in secondary market mortgage income.  Non-interest expense totaled $9,743,000 in the fourth quarter of 2009, a $4,556,000 or 87.8% increase from the $5,187,000 reported for the fourth quarter of 2008.  The operations of Abigail Adams generated approximately $3,275,000 of non-interest expense in the fourth quarter of 2009.  The remaining $1,281,000 increase in non-interest expense when compared to the same quarter of 2008 is primarily due to a $484,000 increase in OREO writedowns and expenses, a $149,000 increase in FDIC insurance costs, a $152,000 increase in professional fees and a $156,000 increase in staff costs.  Other increases in non-interest expenses include higher taxes not on income and outside data processing costs. These increases were offset by savings in occupancy and equipment costs and supplies expense.  Additional quarterly financial data is provided in Note 23 to the consolidated financial statements.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2009

ADOPTION OF NEW ACCOUNTING STANDARDS

Recently Issued Accounting Standards Not Yet Adopted

In June 2009, the FASB amended previous guidance relating to transfers of financial assets and eliminates the concept of a qualifying special purpose entity.  This guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. This guidance must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. The disclosure provisions were also amended and apply to transfers that occurred both before and after the effective date of this guidance.  The Company does not expect this guidance to have a material impact on its consolidated results of operations or financial position upon adoption.

In June 2009, the FASB amended guidance for consolidation of  variable interest entity guidance by replacing the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. Additional disclosures about an enterprise’s involvement in variable interest entities are also required. This guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Early adoption is prohibited. The Company does not expect this guidance to have a material impact on its consolidated results of operations or financial position upon adoption.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2009

Item 8.  Financial Statements and Supplementary Data

The Company's Financial Statements and related Independent Auditors' Report are presented in the following pages. The financial statements filed in this Item 8 are as follows:

Report of Independent Registered Public Accounting Firm

Financial Statements:
Consolidated Balance Sheets - December 31, 2009 and 2008
Consolidated Statements of Income - Years Ended December 31, 2009, 2008, and 2007
Consolidated Statements of Comprehensive Income - Years Ended December 31, 2009, 2008, and 2007
Consolidated Statements of Changes in Stockholders' Equity – Years ended December 31, 2009, 2008 and 2007
Consolidated Statements of Cash Flows - Years ended December 31, 2009, 2008, and 2007
Notes to Consolidated Financial Statements

PREMIER FINANCIAL BANCORP, INC.

CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008, and 2007

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Premier Financial Bancorp, Inc.
Huntington, West Virginia

We have audited the accompanying consolidated balance sheets of Premier Financial Bancorp, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2009.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Premier Financial Bancorp, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

Crowe Horwath LLP

Brentwood, Tennessee
March 30, 2010

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2009 and 2008
(Dollars in Thousands, Except Per Share Data)

	2009	2008
ASSETS
Cash and due from banks	$61,611	$22,148
Federal funds sold	22,985	15,899
Securities available for sale	240,970	175,741
Loans held for sale	897	1,193
Loans	699,133	467,111
Allowance for loan losses	(7,569)	(8,544)
Net loans	691,564	458,567
Federal Home Loan Bank and Federal Reserve Bank stock	7,005	3,931
Premises and equipment, net	15,200	11,367
Real estate and other property acquired through foreclosure	9,251	1,056
Interest receivable	4,250	3,720
Goodwill	28,724	28,543
Other intangible assets	2,795	1,431
Prepaid FDIC insurance premiums	2,900	-
Deferred taxes	10,713	-
Other assets	2,885	869
Total assets	$1,101,750	$724,465

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Non-interest bearing	$172,182	$101,588
Time deposits, $100,000 and over	149,890	71,145
Other interest bearing	591,712	416,449
Total deposits	913,784	589,182
Securities sold under agreements to repurchase	24,600	18,351
Federal Home Loan Bank advances	14,937	7,607
Other borrowed funds	16,027	15,560
Interest payable	1,037	1,054
Other liabilities	2,809	3,289
Total liabilities	973,194	635,043

Commitments and contingent liabilities	-	-

Stockholders' equity
Preferred stock, no par value, $1,000 liquidation preference, 1,000,000 shares authorized, 22,252 shares issued in 2009	21,705	-
Common stock, no par value; 20,000,000 shares authorized; 7,937,143 in 2009 and 6,392,772 in 2008 shares issued and outstanding	71,412	60,259
Retained earnings	33,349	27,346
Accumulated other comprehensive income	2,090	1,547
Total stockholders' equity	128,556	89,422
Total liabilities and stockholders' equity	$1,101,750	$724,465

See accompanying notes

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31
(In Thousands, Except Per Share Data)

	2009	2008	2007
Interest income
Loans, including fees	$34,171	$29,692	$27,201
Investment securities
Taxable	6,730	7,148	5,509
Tax-exempt	245	211	157
Federal funds sold	24	748	1,829
Other interest income	57	45	56
Total interest income	41,227	37,844	34,752

Interest expense
Deposits	9,121	10,676	11,019
Repurchase agreements and other	138	251	321
FHLB advances and other borrowings	885	882	1,116
Total interest expense	10,144	11,809	12,456

Net interest income	31,083	26,035	22,296
Provision for loan losses	1,052	147	(78)
Net interest income after provision for loan losses	30,031	25,888	22,374

Non-interest income
Service charges	3,521	3,249	2,738
Electronic banking income	1,084	824	608
Secondary market mortgage income	443	458	650
Securities gains	-	93	-
Gain on acquisition of subsidiary	3,552	-	-
Other	536	667	627
	9,136	5,291	4,623
Non-interest expenses
Salaries and employee benefits	12,509	10,229	8,771
Occupancy and equipment expenses	3,261	2,546	2,017
Outside data processing	3,312	2,587	2,132
Professional fees	1,492	840	461
Taxes, other than payroll, property and income	766	603	580
Write-downs, expenses, and losses on sales of other real estate owned, net of gains	758	59	(50)
Supplies	406	406	315
FDIC insurance	1,292	273	182
Amortization of intangibles	348	204	-
Other expenses	2,971	2,147	2,000
	27,115	19,894	16,408
Income before income taxes	12,052	11,285	10,589
Provision for income taxes	2,934	3,749	3,470

Net income	$9,118	$7,536	$7,119
Preferred stock dividends	133	-	-
Net income available to common stockholders	$8,985	$7,536	$7,119

Earnings per share:
Basic	$1.32	$1.25	$1.36
Diluted	1.32	1.25	1.35

See accompanying notes

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31
(In Thousands, Except Per Share Data)

	2009	2008	2007

Net income available to common shareholders	$8,985	$7,536	$7,119

Other comprehensive income:
Unrealized gains on securities arising during the period	691	2,457	1,853
Reclassification of realized amount	-	(93)	-
Net change in unrealized gain on securities	691	2,364	1,853
Change in funded status of pension plan	132	(132)	-
Less tax impact	280	758	630
Other comprehensive income:	543	1,474	1,223

Comprehensive income	$9,528	$9,010	$8,342

See accompanying notes

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2009, 2008 and 2007
(Dollars In Thousands, Except Per Share Data)

	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, January 1, 2007	$-	$44,732	$17,420	$(1,150)	$61,002
Net income	-	-	7,119	-	7,119
Other comprehensive income	-	-	-	1,223	1,223
Cash dividends paid ($0.40 per common share)	-	-	(2,095)	-	(2,095)
Stock options exercised	-	10	-	-	10
Stock based compensation expense	-	130	-	-	130
Balances, December 31, 2007	-	44,872	22,444	73	67,389
Net income	-	-	7,536	-	7,536
Other comprehensive income	-	-	-	1,474	1,474
Cash dividends paid ($0.43 per common share)	-	-	(2,634)	-	(2,634)
Stock issued to acquire subsidiaries	-	15,537	-	-	15,537
Stock based compensation expense	-	120	-	-	120
Balances, December 31, 2008	-	60,529	27,346	1,547	89,422
Net income	-	-	9,118	-	9,118
Other comprehensive income	-	-	-	543	543
Issuance of preferred stock and common stock warrant	21,705	547	-	-	22,252
Cash dividends paid ($0.44 per common share)	-	-	(2,982)	-	(2,982)
Dividend paid on preferred stock	-	-	(133)	-	(133)
Stock issued to acquire subsidiary, net	-	10,285	-	-	10,285
Stock based compensation expense	-	51	-	-	51
Balances, December 31, 2009	$21,705	$71,412	$33,349	$2,090	$128,556

See accompanying notes

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31
(In Thousands, Except Per Share Data)

	2009	2008	2007
Cash flows from operating activities
Net income	$9,118	$7,536	$7,119
Adjustments to reconcile net income to net cash from operating activities
Depreciation and impairment of real estate	1,135	1,001	833
Provision for loan losses	1,052	147	(78)
Amortization (accretion), net	(410)	290	(40)
FHLB stock dividends	-	(102)	-
Writedowns (gains) on other real estate owned, net	561	21	(20)
Stock compensation expense	51	120	130
Deferred income taxes	1,327	1,002	648
Loans originated for sale	(28,329)	(23,066)	(27,461)
Secondary market loans sold	29,068	24,222	28,198
Secondary market income	(443)	(458)	(650)
Bargain purchase gain on acquisition	(3,552)	-	-
Gain on the sale of securities available for sale	-	(93)	-
Changes in :
Interest receivable	898	6	53
Other assets	(2,983)	(142)	558
Interest payable	(556)	(395)	3
Other liabilities	(1,851)	(69)	68
Net cash from operating activities	5,086	10,020	9,361

Cash flows from investing activities
Purchases of securities available for sale	(148,533)	(90,616)	(41,078)
Proceeds from sales of securities available for sale	-	2,088	25
Proceeds from maturities and calls of securities available for sale	149,221	80,314	43,571
Purchase of FHLB stock, net of redemptions	83	(130)	(49)
Purchases of subsidiaries, net of cash received	12,579	(8,717)	-
Net change in federal funds sold	(5,148)	26,978	(4,452)
Net change in loans	14,148	(23,996)	(3,141)
Purchases of premises and equipment, net	(898)	(1,221)	(500)
Proceeds from sale of other real estate acquired through foreclosure	1,602	326	623
Net cash from investing activities	23,054	(14,974)	(5,001)

(continued)

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years Ended December 31
(In Thousands, Except Per Share Data)

	2009	2008	2007
Cash flows from financing activities
Net change in deposits	26,215	(8,351)	10,083
Net change in short-term Federal Home Loan Bank advances	(6,450)	3,000	-
Net change in federal funds purchased	-	(392)	(584)
Net change in agreements to repurchase securities	(10,184)	5,874	(78)
Repayment of Federal Home Loan Bank advances	(212)	(236)	(2,442)
Repayment of other borrowed funds	(19,583)	(4,074)	(3,863)
Proceeds from other borrowings	2,400	11,550	-
Proceeds from issuance of preferred stock	22,252	-	-
Cash dividends paid	(3,115)	(2,634)	(2,095)
Proceeds from stock option exercises	-	-	10
Net cash from financing activities	11,323	4,737	1,031

Net change in cash and cash equivalents	39,463	(217)	5,391

Cash and cash equivalents at beginning of year	22,148	22,365	16,974

Cash and cash equivalents at end of year	$61,611	$22,148	$22,365

Supplemental disclosures of cash flow information:
Cash paid during year for -
Interest	$10,700	$12,204	$12,453
Income taxes paid	1,630	3,082	3,066

Non-cash transactions
Loans transferred to real estate acquired through foreclosure	$7,182	$679	$282
Purchases of securities available for sale not yet settled	-	-	3,500
Subsidiaries acquired:
Fair value of assets acquired from Abigail Adams	$363,057
Common stock issued to acquire Abigail Adams	10,290
Gain on bargain purchase	3,552
Liabilities assumed of Abigail Adams	$349,215

Fair value of assets acquired from Citizens First Bank, Inc.		$68,048
Common stock issued to acquire Citizens First Bank, Inc.		6,400
Cash paid for capital stock of Citizens First Bank, Inc.		5,300
Liabilities assumed of Citizens First Bank, Inc.		$56,348

Fair value of assets acquired from Traders Bankshares, Inc.		$112,488
Common stock issued to acquire Traders Bankshares, Inc.		9,138
Cash paid for capital stock of Traders Bankshares, Inc.		9,002
Liabilities assumed of Traders Bankshares, Inc.		$94,348

See accompanying notes

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008, and 2007
(Dollars in Thousands, Except Per Share Data)

NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of Premier Financial Bancorp, Inc. (the Company) and its wholly-owned subsidiaries:

			Unaudited
			December 31, 2009
Subsidiary	Location	Year Acquired	Total Assets	Net Income
Citizens Deposit Bank & Trust	Vanceburg, Kentucky	1991	$123,007	$1,557
Farmers Deposit Bank	Eminence, Kentucky	1996	63,324	705
Ohio River Bank	Ironton, Ohio	1998	91,747	1,176
First Central Bank, Inc.	Philippi, West Virginia	1998	125,742	1,175
Boone County Bank, Inc.	Madison, West Virginia	1998	167,746	1,818
Traders Bank, Inc.	Ravenswood, West Virginia	2008	158,223	262
Adams National Bank	Washington, DC	2009	289,897	475
Consolidated Bank & Trust	Richmond, Virginia	2009	76,861	294
Mt. Vernon Financial Holdings, Inc.	Huntington, West Virginia	1999	216	(19)
Parent and Intercompany Eliminations			4,987	1,675
Consolidated total			$1,101,750	$9,118

All material intercompany transactions and balances have been eliminated.

Nature of Operations:  The subsidiary banks (Banks) operate under state bank charters except for Adams National Bank which operates under a national bank charter.  The Banks provide traditional banking services to customers primarily located in the counties and adjoining counties in Kentucky, Ohio, West Virginia, Maryland, Washington DC and Virginia in which the Banks operate.  The state chartered banks are subject to regulation by their respective state banking regulators and the Federal Deposit Insurance Corporation (“FDIC”) or the Federal Reserve Board for member banks.  Adams National Bank is subject to regulation by the Office of the Comptroller of the Currency (“OCC”).  The Company is also subject to regulation by the Federal Reserve Board.

Estimates in the Financial Statements:  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The allowance for loan losses, the identification and evaluation of impaired loans, the fair value of assets and liabilities acquired, impairment of goodwill, and fair values of financial instruments are particularly subject to change.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008, and 2007
(Dollars in Thousands, Except Per Share Data)

NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash Flows:  For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and interest-earning balances with banks with an original maturity less than ninety days.  Net cash flows are reported for loans, federal funds sold, deposits, and short-term borrowing transactions.

Securities:  The Company classifies its securities portfolio as either securities available for sale or securities held to maturity.  Securities held to maturity are carried at amortized cost.

Securities available for sale might be sold before maturity and are carried at fair value.  Adjustments from amortized cost to fair value are recorded in other comprehensive income, net of related income tax. Other securities such as Federal Home Loan Bank stock and Federal Reserve Bank  stock are carried at cost.

Interest income includes amortization of purchase premium or discount computed using the level yield method.  Gains or losses on dispositions are recorded on the trade date and are based on the net proceeds and adjusted carrying amount of the securities sold using the specific identification method.  Securities are written down to fair value when a decline in fair value is not temporary.

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.  Declines in the fair value of securities below their cost that are other-than-temporary are reflected as realized losses.  In estimating other-than-temporary losses, management considers the length of time and extent that fair value has been less than cost and the financial condition and near term prospects of the issuer.

Loans Held for Sale:  Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market, as determined by outstanding commitments from investors.  Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings.  Loans are generally sold with servicing released.

Loans:  Net loans are stated at the amount of unpaid principal, reduced by purchase discounts, unearned income and an allowance for loan losses.  Interest income on loans is recognized on the unpaid principal balance on the accrual basis except for those loans in a non-accrual of income status.  The accrual of interest on impaired loans is discontinued when management believes, after consideration of economic and business conditions and collection efforts, that the borrowers’ financial condition is such that collection of interest is doubtful.  Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level yield method without anticipating prepayments.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008, and 2007
(Dollars in Thousands, Except Per Share Data)

NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Interest income on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection.  Consumer loans are typically charged off no later than 120 days past due.  Past due status is based on the contractual terms of the loan.  In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.  Non-accrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.  A loan is moved to non-accrual status in accordance with the Company’s policy, typically after 90 days of non-payment.

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

Certain Purchased Loans:  The Company purchased groups of loans in conjunction with the acquisitions described in Note 24, some of which have shown evidence of credit deterioration since origination.  These purchased loans are recorded at the amount paid, such that there is no carryover of the seller’s allowance for loan losses.  After acquisition, losses are recognized by an increase in the allowance for loan losses.

Such purchased loans are accounted for individually or aggregated into pools of loans based on common risk characteristics such as, credit score, loan type, and date of origination.  The Company estimates the amount and timing of expected cash flows for each purchased loan or pool, and the expected cash flows in excess of amount paid is recorded as interest income over the remaining life of the loan or pool (accretable yield).  The excess of the loan’s or pool’s contractual principal and interest over expected cash flows is not recorded (nonaccretable difference).

Over the life of the loan or pool, expected cash flows continue to be estimated.  If the present value of expected cash flows is less than the carrying amount, a loss is recorded.  If the present value of expected cash flows is greater than the carrying amount, it is recognized as part of future interest income.

Concentration of Credit Risk:  Most of the Company’s loans located in the Washington, DC metro area are commercial real estate loans.  Therefore, the Company’s exposure to credit risk is significantly affected by changes in the economy and commercial real estate collateral values in the Washington, DC metro area.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008, and 2007
(Dollars in Thousands, Except Per Share Data)

NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Loan Losses:  The allowance for loan losses is a valuation allowance for probable incurred credit losses increased by a provision for loan losses charged to expense.  The allowance is an amount that management believes will be adequate to absorb probable incurred losses on existing loans based on evaluations of the collectability of the loans and prior loan loss experience.  The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrowers’ ability to pay.  Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off.  Loans are charged against the allowance for loan losses when management believes that the collection of principal is unlikely.  Subsequent recoveries, if any, are credited to the allowance.

A loan is impaired when full payment under the loan terms is not expected.  Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage, consumer, and credit card loans, and accordingly, they are not separately identified for impairment disclosures.  All other loans are evaluated for impairment on an individual basis. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.   If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.  Loans with restructured terms to enable a delinquent borrower to repay (Trouble Debt Restructurings) are measured at the present value of estimated future cash flows using the loan’s effective rate at inception.

Transfers of Financial Assets:  Transfers of financial assets are accounted for as sales, when control over the assets has been relinquished.  Control over transferred assets is deemed to be surrendered when the assets have been isolated from the Company, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008, and 2007
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

Goodwill and Other Intangible Assets:  Goodwill resulting from business combinations prior to January 1, 2009 represents the excess of the purchase price over the fair value of the net assets of businesses acquired.  Goodwill resulting from business combinations after January 1, 2009, is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any non-controlling interests in the acquired company, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date.  Goodwill is not amortized but is assessed at least annually for impairment and any such impairment will be recognized in the period identified.  Impairment is evaluated using the aggregate of all banking operations.  To evaluate impairment, management uses pricing valuation factors such as price-to-total assets and price-to-total deposits from databases of actual peer group bank sales.  These valuation factors are applied to the comparable factors of the Company’s aggregate banking operations to arrive at estimated fair value.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008, and 2007
(Dollars in Thousands, Except Per Share Data)

NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Other intangible assets consist of core deposit intangible assets arising from whole bank acquisitions.  They are initially measured at fair value and then are amortized on an accelerated method over their estimated useful lives of approximately 8 years.

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

The Company adopted guidance issued by the Financial Accounting Standards Board (“FASB”) as of January 1, 2007. A tax position is recognized as a benefit only if it is more likely than not that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the "more likely than not" test, no tax benefit is recorded. The adoption had no effect on the Company's financial statements.

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

Earnings Per Common Share:  Basic earnings per common share is net income (available to common shareholders) divided by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options and warrants.  Earnings and dividends per share are restated for all stock splits and dividends through the date of issuance of the financial statements.

Reclassifications:  Some items in the prior year financial statements were reclassified to conform to the current presentation.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008, and 2007
(Dollars in Thousands, Except Per Share Data)

NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income:  Comprehensive income consists of net income and other comprehensive income.  Other comprehensive income includes unrealized gains and losses on securities available for sale and changes in the funded status of the pension plan prior to its termination which are also recognized as a separate component of equity.

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

Adoption of New Accounting Standards:  In September 2006, the FASB issued guidance that defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This guidance establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset.  The guidance was effective for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued guidance that delayed the effective date of this fair value guidance for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  In October 2008, the FASB issued guidance clarifying the application of the fair value guidance in a market that is not active.  The impact of adoption was not material.

In December 2007, the FASB guidance that establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination.  The guidance is effective for

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008, and 2007
(Dollars in Thousands, Except Per Share Data)

NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

fiscal years beginning on or after December 15, 2008.  There was no immediate impact to the Company upon adoption of this guidance.  However, the accounting for the acquisition of Abigail Adams National Bancorp, Inc. was determined using this guidance.  See Note 24 below.

In December 2007, the FASB issued guidance that changes the accounting and reporting for minority interests, which is recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. The guidance was effective for the Company as of the beginning of 2009 and had no impact on its results of operations or financial position.

In March 2008, the FASB issued guidance that amends and expands the disclosure requirements for derivative instruments and hedging activities. The guidance requires qualitative disclosure about objectives and strategies for using derivative and hedging instruments, quantitative disclosures about fair value amounts of the instruments and gains and losses on such instruments, as well as disclosures about credit-risk features in derivative agreements. The guidance was effective for the Company as of the beginning of 2009 and had no impact on the Company’s results of operations or financial position.

In May 2009, the FASB issued guidance which requires the effects of events that occur subsequent to the balance-sheet date be evaluated through the date the financial statements are either issued or available to be issued.  Companies are required to reflect in their financial statements the effects of subsequent events that provide additional evidence about conditions at the balance-sheet date (recognized subsequent events).  Companies are also prohibited from reflecting in their financial statements the effects of subsequent events that provide evidence about conditions that arose after the balance-sheet date (nonrecognized subsequent events), but requires information about those events to be disclosed if the financial statements would otherwise be misleading.  This guidance was effective for the Company beginning with the second quarter 2009 interim financial statements.

In June 2009, the FASB replaced The Hierarchy of Generally Accepted Accounting Principles, with the FASB Accounting Standards CodificationTM (“The Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with accounting principals generally accepted in the United States (“GAAP”). Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification was effective for financial statements issued by the Company for periods ending after September 15, 2009.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008, and 2007
(Dollars in Thousands, Except Per Share Data)

NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In June 2008, the FASB issued guidance which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, included in the earnings allocation in computing earnings per share (EPS) under the two-class method.  Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method.  This guidance was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented were to be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform to the provisions of this guidance.  The guidance had no material impact of the Company’s financial statements.

In April 2009, the FASB amended existing guidance for determining whether impairment is other-than-temporary for debt securities. The guidance requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings.  For securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) other-than-temporary impairment (OTTI) related to other factors, which is recognized in other comprehensive income and 2) OTTI related to credit loss, which must be recognized in the income statement.  The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. Additionally, disclosures about other-than-temporary impairments for debt and equity securities were expanded.  This guidance was effective the Company beginning with the June 30, 2009 interim financial statements and had no impact on the Company’s results of operations or financial position.

In April 2009, the FASB issued guidance that emphasizes that the objective of a fair value measurement does not change even when market activity for the asset or liability has decreased significantly.  Fair value is the price that would be received for an asset sold or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.  When observable transactions or quoted prices are not considered orderly, then little, if any, weight should be assigned to the indication of the asset or liability’s fair value.   Adjustments to those transactions or prices should be applied to determine the appropriate fair value.  This guidance was effective the Company beginning with the June 30, 2009 interim financial statements and had no impact on the Company’s results of operations or financial position.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008, and 2007
(Dollars in Thousands, Except Per Share Data)

NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In August 2009, the FASB amended existing guidance for the fair value measurement of liabilities by clarifying that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using a valuation technique that uses the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities when traded as assets, or that is consistent with existing fair value guidance. The amendments in this guidance also clarify that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The guidance was effective for the Company beginning on October 1, 2009 and had no impact on the Company’s results of operations or financial position.

Recently Issued Accounting Standards Not Yet Adopted:  In June 2009, the FASB amended previous guidance relating to transfers of financial assets and eliminated the concept of a qualifying special purpose entity.  This guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. This guidance must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. The disclosure provisions were also amended and apply to transfers that occurred both before and after the effective date of this guidance.  The Company does not expect this guidance to have a material impact on its consolidated results of operations or financial position upon adoption.

In June 2009, the FASB amended guidance for consolidation of  variable interest entity guidance by replacing the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. Additional disclosures about an enterprise’s involvement in variable interest entities are also required. This guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Early adoption is prohibited. The Company does not expect this guidance to have a material impact on its consolidated results of operations or financial position upon adoption.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008, and 2007
(Dollars in Thousands, Except Per Share Data)

NOTE  2 – REGULATORY MATTERS

On October 1, 2008, the Company’s newly acquired subsidiary Adams National Bank (“Adams National”), entered into a written agreement with its primary regulator, the OCC.  The written agreement outlined a number of steps to be taken by Adams National to remedy unsafe and unsound banking practices relating to the level of credit risk and the administration of the loan portfolio, and violations of credit-related laws and regulations at the bank.  These include 1) ensuring that Adams National has competent management and that senior management can perform the duties required under the Bank’s policies and procedures and the requirements of the written agreement; 2) maintaining a 12% total risk-based capital to total risk-weighted assets ratio; an 11% Tier 1 capital to risk-weighted assets ratio; and a 9% Tier 1 capital to adjusted total assets ratio, which are greater than the regulatory requirements to be “well capitalized” under the framework for prompt corrective action; 3) developing and implementing a three-year capital program; 4) adopt and implement written policies and procedures for establishing and maintaining the allowance in a manner consistent with the written agreement; 5) requiring the Board to review the adequacy of the allowance for loan losses at least quarterly; 6) implementing an asset diversification program consistent with OCC guidelines on concentrations in commercial real estate lending and sound risk management practices and reducing Adams National’s exposure to concentrations of credit risk accordingly; 7) taking all necessary actions to protect the Adams National’s interest in its criticized assets and implementing a program to eliminate regulatory criticism of these assets; 8) engaging in an ongoing review of the bank’s criticized assets and implementing procedures for the effective monitoring of the loan portfolio; 9) implementing a program to improve the management of the loan portfolio and to provide the Board with monthly written reports on credit quality; 10) employing a loan review consultant acceptable to the OCC to perform quarterly quality reviews of the bank’s assets; 11) revising the bank’s lending policy in accordance with OCC requirements; and 12) maintaining acceptable liquidity levels.

The written agreement includes time frames to implement the foregoing and on-going compliance requirements for Adams National, including quarterly progress reports to the OCC. The written agreement also requires the bank to establish a committee of the Board of Directors which will be responsible for overseeing compliance with the written agreement. The Bank has taken steps to comply with the requirements of the written agreement, including hiring a new chief executive officer.  The written agreement with the OCC requires Adams National to maintain minimum capital ratios in excess of the ratios needed to be defined as well capitalized.  This requirement means that the bank may not be deemed to be well capitalized while the written agreement is in effect.  At December 31, 2009, Adams National’s capital ratio levels met the regulatory capital levels required in the written agreement. For further details see Note 21 “Stockholders Equity”.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008, and 2007
(Dollars in Thousands, Except Per Share Data)

NOTE  3 - RESTRICTIONS ON CASH AND DUE FROM BANKS

Included in cash and due from banks are certain interest bearing and non-interest bearing deposits that are held at the Federal Reserve or maintained in vault cash in accordance with average balance reserve requirements specified by the Federal Reserve Board of Governors. The balance requirement at December 31, 2009 and 2008 was approximately $10,935 and $5,548.

NOTE  4 –SECURITIES

Amortized cost and fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

2009	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
Mortgage-backed securities
U. S. agency MBS - residential	$52,563	$1,934	$(15)	$54,482
U. S. agency CMO’s	18,771	789	-	19,560
Total mortgage-backed securities of government sponsored agencies	71,334	2,723	(15)	74,042
U. S. Treasury securities	1,000	5	-	1,005
U. S. government sponsored entity securities	149,951	407	(291)	150,067
Obligations of states and political subdivisions	10,195	175	(123)	10,247
Other securitiessubdivisions	5,323	322	(36)	5,609
Total available for sale	$237,803	$3,632	$(465)	$240,970

2008	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
U. S. Treasury securities	$1,494	$50	$-	$1,544
U. S. government sponsored entity securities	96,154	1,018	(67)	97,105
Obligations of states and political subdivisions	7,065	75	(10)	7,130
Mortgage-backed securities of government sponsored agencies	68,553	1,479	(70)	69,962
Total available for sale	$173,266	$2,622	$(147)	$175,741

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008, and 2007
(Dollars in Thousands, Except Per Share Data)

NOTE  4 –SECURITIES (Continued)

The amortized cost and fair value of securities at December 31, 2009 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available for sale
Due in one year or less	$3,107	$3,146
Due after one year through five years	118,091	118,505
Due after five years through ten years	40,495	40,298
Due after ten years	3,684	3,791
Corporate preferred securities	1,092	1,188
Mortgage-backed securities of government sponsored agencies	71,334	74,042
Total available for sale	$237,803	$240,970

There were no sales of securities in 2009. Proceeds from sale of securities during 2008 and 2007 were $2,008 and $25.  A $93 gain was recognized from sales of securities in 2008 while no gain or loss was realized on the sale in 2007.

Securities with an approximate carrying value of $124,685 and $90,324 at December 31, 2009 and 2008 were pledged to secure public deposits, trust funds, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

Securities with unrealized losses at year-end 2009 aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. government sponsored entity securities	$52,300	$(291)	$-	$-	$52,300	$(291)
Obligations of states and political subdivisions	3,439	(123)	-	-	3,439	(123)
U.S agency MBS – residential	5,197	(15)	-	-	5,197	(15)
Other securities	964	(36)	-	-	964	(36)

Total temporarily impaired	$61,900	$(465)	$-	$-	$61,900	$(465)

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008, and 2007
(Dollars in Thousands, Except Per Share Data)

NOTE  4 –SECURITIES (Continued)

Securities with unrealized losses at year-end 2008 aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. government sponsored entity securities	$12,475	$(67)	$-	$-	$12,475	$(67)
Obligations of states and political subdivisions	871	(10)	-	-	871	(10)
Mortgage-backed securities of government sponsored agencies	5,714	(70)	-	-	5,714	(70)

Total temporarily impaired	$19,060	$(147)	$-	$-	$19,060	$(147)

The investment portfolio is predominately high quality interest-bearing bonds with defined maturity dates backed by the U.S. Government or Government sponsored entities.  The unrealized losses at December 31, 2009 and December 31, 2008 are price changes resulting from changes in the interest rate environment and are considered to be temporary declines in the value of the securities. Their fair value is expected to recover as the bonds approach their maturity date and/or market conditions improve.

NOTE  5 - LOANS

Loans at year-end were as follows:

	2009	2008
Commercial, secured by real estate	$304,607	$133,742
Commercial, other	76,140	61,655
Real estate construction	51,637	26,182
Residential real estate	211,552	185,536
Agricultural	2,710	2,446
Consumer and home equity	49,312	51,793
Other	3,175	5,757
	$699,133	$467,111

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008, and 2007
(Dollars in Thousands, Except Per Share Data)

NOTE  5 – LOANS (Continued)

Certain directors and executive officers of the Banks and companies in which they have beneficial ownership, were loan customers of the Banks during 2009 and 2008.   Such related party loans are governed by federal banking regulations which require such loans to be made in the ordinary course of business.

An analysis of the 2009 activity with respect to all director and executive officer loans is as follows (in thousands):

Balance, December 31, 2008	$22,481
Additions, including loans now meeting disclosure requirements	10,979
Amounts collected and loans no longer meeting disclosure requirements	(17,407)
Balance, December 31, 2009	$16,053

Activity in the allowance for loan losses was as follows:

	2009	2008	2007
Balance, beginning of year	$8,544	$6,497	$6,661
Balance of acquired subsidiaries	-	2,300	-
Loans charged off	(2,437)	(1,232)	(758)
Recoveries	410	832	672
Provision for loan losses	1,052	147	(78)
Balance, end of year	$7,569	$8,544	$6,497

Impaired loans were as follows:

	2009	2008	2007
Impaired loans at year-end with an allowance	$14,494	$11,610	$4,761
Impaired loans at year-end with no allowance	49,370	0	0
Amount of the allowance for loan losses allocated	1,279	2,208	1,482
Average of impaired loans during the year	21,236	8,506	5,926
Interest income recognized during impairment	1,339	795	495
Cash-basis interest income recognized	1,305	793	495

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008, and 2007
(Dollars in Thousands, Except Per Share Data)

NOTE  5 – LOANS (Continued)

Nonperforming loans at year end were as follows:

	2009	2008	2007
Loans past due over 90 days still on accrual	$489	$625	$987
Non-accrual loans	46,299	6,943	3,157
Restructured loans	11,974	1,203	1,489

Nonperforming loans include some impaired loans and smaller balance homogeneous loans, such as residential mortgage and consumer loans, that are collectively evaluated for impairment.  Loan impairment is reported when full payment under the loan terms is not anticipated, which can include loans that are current or less than 90 days past due.

NOTE 6 – PREMISES AND EQUIPMENT

Year-end premises and equipment were as follows:

	2009	2008
Land and improvements	$3,496	$2,497
Buildings and leasehold improvements	11,816	9,536
Construction in progress	-	77
Furniture and equipment	7,302	8,705
	22,614	20,815
Less: accumulated depreciation	(7,414)	(9,448)
	$15,200	$11,367

Operating Leases: The Company leases certain branch and other properties as well as some equipment under operating leases.  Some leases provide for periodic rate adjustments based on cost-of-living index changes. Rent expense, net of rental income, was $506, $230, and $213 for 2009, 2008, and 2007.  Rent commitments, before considering renewal options that generally are present, were as follows:

2010	$1,265
2011	1,249
2012	1,034
2013	316
2014 and thereafter	186
$4,050

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008, and 2007
(Dollars in Thousands, Except Per Share Data)

NOTE  7 – GOODWILL AND OTHER INTANGIBLE ASSETS

The change in the balance for goodwill during the year is as follows:

	2009	2008	2007
Beginning of year	$28,543	$15,816	$15,816
Acquired goodwill and other adjustments	181	12,727	-
Impairment	-	-	-
End of year	$28,724	$28,543	$15,816

Acquired intangible assets at December 31, 2009 and 2008 were as follows.

	2009		2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Core deposit intangible	$3,347	$(552)	$1,635	$(204)

Aggregate intangible amortization expense was $348 for 2009 and $204 for 2008 while none was recorded for the year 2007.

Estimated amortization expense for each of the next five years:

2010	$524
2011	433
2012	380
2013	359
2014 and thereafter	1,099
$2,795

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008, and 2007
(Dollars in Thousands, Except Per Share Data)

NOTE  8 – DEPOSITS

At December 31, 2009 the scheduled maturities of time deposits are as follows:

2010	$308,549
2011	64,758
2012	16,695
2013	13,001
2014 and thereafter	9,928
$412,931

Certain directors and executive officers of the Banks and companies in which they have beneficial ownership were deposit customers of the Banks during 2009 and 2008.  The balance of such deposits at December 31, 2009 and 2008 were approximately $16,427 and $18,013.

NOTE 9 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase generally mature within one to ninety days from the transaction date.  Information concerning securities sold under agreements to repurchase is summarized as follows:

	2009	2008
Year-end balance	$24,600	$18,351
Average balance during the year	$15,714	$17,133
Average interest rate during the year	0.87%	1.44%
Maximum month-end balance during the year	$27,331	$23,805
Weighted average interest rate at year-end	0.72%	0.83%

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008, and 2007
(Dollars in Thousands, Except Per Share Data)

NOTE 10 – FEDERAL HOME LOAN BANK ADVANCES

The Banks own stock of the Federal Home Loan Bank of Cincinnati, Ohio (FHLB-Cin), the Federal Home Loan Bank of Pittsburgh, Pennsylvania (FHLB-Pitt) or the Federal Home Loan Bank of Atlanta, Georgia (FHLB-Atl). This stock allows the Banks to borrow advances from the FHLB.

At year-end, advances from these Federal Home Loan Banks were as follows:

	2009	2008
Payments due at maturity in May 2010 and March 2012, fixed rate at rates from 1.81% to 6.64%, averaging 3.12%	$14,542	$4,000
Payments due monthly with maturities from November 2011 to July 2012, fixed rates from 4.10% to 4.40%, averaging 4.26%	395	607
Overnight borrowed funds	-	3,000
	$14,937	$7,607

Advances are secured by the FHLB stock, certain pledged investment securities and substantially all single family first mortgage loans of the participating Banks.  Scheduled principal payments due on advances during the five years subsequent to December 31, 2009 are as follows:

2010	$4,422
2011	422
2012	10,093
2013	-
2014	-
Thereafter	-
$14,937

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008, and 2007
(Dollars in Thousands, Except Per Share Data)

NOTE 11 – NOTES PAYABLE AND OTHER BORROWED FUNDS

On April 30, 2008, the Company executed and delivered to First Guaranty Bank of Hammond, Louisiana a Promissory Note and Business Loan Agreement dated April 30, 2008 for the principal amount of $11,550, bearing interest floating daily at the “Wall Street Journal” prime rate (the “Index”) minus 1.00% and requiring 59 monthly principal payments of $50 and one final payment of $8.6 million due at maturity on April 30, 2013.  On December 31, 2009, the Company executed and delivered to First Guaranty Bank a modification agreement whereby the interest rate would be fixed at 3.96% through the remaining maturity of the note.  The note is secured by a pledge of Premier’s 100% interest in Boone County Bank (a wholly owned subsidiary) under a Commercial Pledge Agreement dated April 30, 2008.  The proceeds of this note were used to fund the $9,000 of cash needed to purchase Traders Bankshares, Inc. and to refinance the remaining $2,550 balance of Premier’s outstanding note with First Guaranty Bank dated January 31, 2006. Premier’s chairman owns approximately 27.6% of the voting stock of First Guaranty Bank and is the chairman of its board of directors.  Premier’s board of directors reviewed the loan and authorized the Company to enter into the loan transaction.

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

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008, and 2007
(Dollars in Thousands, Except Per Share Data)

NOTE 11 – NOTES PAYABLE AND OTHER BORROWED FUNDS (Continued)

In addition to the $6,500 Term Note, Premier executed and delivered to the Bankers’ Bank a Promissory Note whereby Premier may request and receive monies from Bankers’ Bank from time to time.  On December 11, 2009, Premier executed and delivered to the Bankers’ Bank a Modification and Extension Agreement and a fully revised Promissory Note whereby Premier may request and receive monies from Bankers’ Bank from time to time, but the aggregate outstanding principal balance under the Promissory Note at any time shall not exceed $4,500 principal amount.  The right to request and receive monies from Bankers’ Bank under the Promissory Note shall cease and terminate on December 11, 2010.  Any outstanding principal balance under this Promissory Note shall bear an annual interest rate floating daily at the JP Morgan Chase Co. prime rate with an interest rate floor of 4.00%.  Interest on the Promissory Note shall be due and payable on the 11th day of each, March, June, September and December during the term of this Promissory Note, and at the maturity date thereof.  Any outstanding principal amount loaned to Premier under this Promissory Note, and not previously repaid, is due on December 11, 2010.  The Promissory Note is secured by the same collateral as the $6,500 Term Note. At December 31, 2009, there was $2,400 outstanding principal balance on the Promissory Note.

Scheduled principal payments due on the borrowings subsequent to December 31, 2009 are as follows:

2010	$4,107
2011	1,740
2012	1,775
2013	8,405
2014	-
Thereafter	-
$16,027

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008, and 2007
(Dollars in Thousands, Except Per Share Data)

NOTE 12 – INCOME TAXES

The components of the provision (benefit) for income taxes are as follows:

	2009	2008	2007
Current	$1,727	$2,747	$2,822
Deferred	1,327	718	746
Change in valuation allowance	(120)	284	(98)
Provision for income taxes	$2,934	$3,749	$3,470

The Company’s deferred tax assets and liabilities at December 31 are shown below.

	2009	2008
Deferred tax assets
Allowance for loan losses	$6,869	$2,782
Purchase accounting adjustments	5,065	-
Net operating loss carryforward	4,307	2,584
Write-downs of other real estate owned	555	23
Taxable income on non-accrual loans	2,119	63
Defined benefit pension plan	-	456
Security writedown	266	-
Accrued expenses	168	-
Other	-	1
Total deferred tax assets	19,349	5,909

Deferred tax liabilities
Amortization of intangibles	$(3,522)	$(3,125)
Depreciation	(1,015)	(435)
Federal Home Loan Bank dividends	(354)	(355)
Deferred loan fees	(282)	(255)
Purchase accounting adjustments	-	(169)
Unrealized gain on investment securities	(1,077)	(842)
Other	(211)	(194)
Total deferred tax liabilities	(6,461)	(5,375)

Valuation allowance on deferred tax assets	(2,175)	(721)
Net deferred taxes	$10,713	$(187)

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008, and 2007
(Dollars in Thousands, Except Per Share Data)

NOTE 12 – INCOME TAXES (Continued)

At December 31, 2009 the Company has federal net operating loss carryforwards of $9,246 and various state net operating loss carryforwards of $19,870 which begin to expire in 2022.  The deductibility of these net operating losses is limited under Internal Revenue Code Section 382.

A valuation allowance for deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability of the Company to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

The Company maintains a valuation allowance on the West Virginia deferred tax assets, including the West Virginia state net operating loss carryforward of $15,307, as it does not anticipate generating enough taxable income in West Virginia to utilize the deferred tax assets.

An analysis of the differences between the effective tax rates and the statutory U.S. federal income tax rate is as follows:

	2009		2008		2007
U.S. federal income tax rate	$4,098	34.0%	$3,837	34.0%	$3,600	34.0%
Changes from the statutory rate
Bargain purchase gain recorded on tax-exempt acquisition	(1,208)	(10.0)	-	-	-	-
Tax-exempt interest income	(165)	(1.4)	(120)	(1.1)	(124)	(1.2)
Non-deductible interest expense related to carrying tax-exempt interest earning assets	12	0.1	11	0.1	11	0.1
Non-deductible stock compensation expense	17	0.1	41	0.4	44	0.4
Non-deductible acquisition expenses	172	1.4	-	-	-	-
Tax credits, net	(49)	(0.4)	(49)	(0.4)	(2)	(0.0)
Officer’s life insurance death benefit	-	-	-	-	(73)	(0.6)
Other	57	0.5	29	0.2	14	0.1
	$2,934	24.3%	$3,749	33.2%	$3,470	32.8%

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008, and 2007
(Dollars in Thousands, Except Per Share Data)

NOTE 12 – INCOME TAXES (Continued)

Unrecognized Tax Benefits: The Company does not have any beginning or ending unrecognized tax benefits. The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.  There were no interest and penalties recorded in the income statement or accrued for the year ended December 31, 2009, 2008 and 2007 related to unrecognized tax benefits.

The Company and its subsidiaries file a consolidated U.S. Corporation income tax return and a combined return in the state of West Virginia. The Company also files a corporate income tax return in the states of Kentucky and Maryland and the District of Columbia. The Company is no longer subject to examination by taxing authorities for years before 2006.

NOTE 13 – EMPLOYEE BENEFIT PLANS

The Company has qualified profit sharing plans that cover substantially all employees. Contributions to the plans consist of a Company match and additional amounts at the discretion of the Company’s Board of Directors.  Total contributions to the plans were $320, $266 and $245 in 2009, 2008, and 2007.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008, and 2007
(Dollars in Thousands, Except Per Share Data)

NOTE 14 – STOCK COMPENSATION EXPENSE

In 2002, the Company registered 200,000 shares of its common stock to be reserved for stock based incentive programs (“the 2002 Plan”).  From time to time the Company grants stock options to its employees.  The Company estimates the fair value of the options at the time they are granted to employees and expenses that fair value over the vesting period of the option grant.

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

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008, and 2007
(Dollars in Thousands, Except Per Share Data)

NOTE 14 – STOCK COMPENSATION EXPENSE (Continued)

Compensation expense of $51, $120, and $130 was recorded for the years ended December 31, 2009, 2008, and 2007, respectively.

Stock-based compensation expense is recognized ratably over the requisite service period for all awards. Unrecognized stock-based compensation expense related to stock options totaled $22 at December 31, 2009. This unrecognized expense is expected to be recognized over the next 25 months based on the vesting periods of the options.

Information related to the stock option plan during each year follows:

	2009	2008	2007
Intrinsic value of options exercised	$-	$-	$3
Cash received from option exercises	-	-	10
Tax benefit realized from option exercises	-	-	1

A summary of the Company’s stock option activity is as follows:

	----------2009----------		----------2008----------		----------2007----------
		Weighted Average Exercise		Weighted Average Exercise		Weighted Average Exercise
	Options	Price	Options	Price	Options	Price
Outstanding at beginning of year	181,916	$12.47	150,249	$12.65	120,248	$12.25
Grants	47,100	6.55	45,300	12.92	37,000	14.22
Exercises	-	-	-	-	(1,000)	10.85
Forfeitures or expired	(16,567)	12.25	(13,633)	15.89	(5,999)	14.60
Outstanding at year-end	212,449	$11.18	181,916	$12.47	150,249	$12.65

Exercisable at year-end	127,630	$12.27	106,433	$11.59	84,096	$11.31
Weighted average remaining life	6.7		7.0		6.9
Weighted average fair value of options granted during the year	$0.37		$2.55		$3.81

Options outstanding at year-end are expected to fully vest.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008, and 2007
(Dollars in Thousands, Except Per Share Data)

NOTE 14 – STOCK COMPENSATION EXPENSE (Continued)

Additional information regarding stock options outstanding and exercisable at December 31, 2009 is provided in the following table:

	- - - - - - - - Outstanding - - - - - - - -			- - - - - - - - Currently Exercisable - - - - - - - -
Range of Exercise Prices	Number	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value

$6.50 to $10.00	84,516	$7.49	$7	37,416	3.6	$8.69	$-
$10.01 to $12.50	28,333	11.62	-	28,333	5.1	11.62	-
$12.51 to $15.00	71,600	13.47	-	33,881	7.5	13.69	-
$15.01 to $17.50	28,000	16.00	-	28,000	6.1	16.00	-
Outstanding at Dec 31, 2009	212,449	11.18	$7	127,630	5.5	12.27	$-

NOTE 15 – ACQUIRED PENSION PLAN IN PROCESS OF LIQUIDATION

As part of the acquisition of Traders Bankshares, Inc. on April 30, 2008, Premier assumed the assets and liabilities of the Traders employee defined benefit pension plan.  The plan provided defined benefits based on years of service and final average salary.  Prior to the acquisition by Premier, the plan benefits were frozen and a plan of termination had been submitted to the Internal Revenue Service (“IRS”).  Also, all the plan assets were reinvested into a money market account to preserve the principal balance for distribution upon termination.  The plan received termination approval in 2009.  All plan assets have been paid out to participants.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008, and 2007
(Dollars in Thousands, Except Per Share Data)

NOTE 15 – ACQUIRED PENSION PLAN IN PROCESS OF LIQUIDATION (Continued)

The following table sets forth changes in obligations and plan assets of the defined benefit pension plan from the April 30, 2008 acquisition date through December 31, 2008 and for the year ended December 31, 2009:

	2009	2008
Change in Benefit Obligation
Benefit Obligation, beginning of period	$(3,413)	$(3,723)
Interest cost	-	(119)
Amendments	-	(6)
Actuarial loss	(139)	(132)
Actual distributions	102	69
Settlement	3,450	498
Benefit Obligation , end of period	$-	$(3,413)

Change in Plan Assets
Plan Assets at fair value, beginning of period	$2,155	$2,685
Actual return on Plan Assets	45	37
Employer contribution	1,352	-
Settlement	(3,450)	(498)
Actual distributions	(102)	(69)
Plan Assets at fair value, end of period	$-	$2,155

Funded status at end of period	$-	$(1,258)
The $87 loss recognized in accumulated other comprehensive income at December 31, 2008 consists of the net actuarial loss from May 1, 2008 through December 31, 2008.  This amount was included in the net periodic pension benefit expense during the 2009 fiscal year.  Since the pension benefit plan was terminated before December 31, 2009, there are no longer any amounts included in accumulated other comprehensive income at December 31, 2009.

The accumulated benefit obligation (ABO) was $3,413 at year-end 2008.

The actuarial assumptions used to determine the pension benefit obligation at April 30, 2008 and December 31, 2008 follow:

	Dec. 31, 2008	April 30, 2008
Discount rate	4.27%	4.27%
Rate of compensation increase	3.00%	3.00%

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008, and 2007
(Dollars in Thousands, Except Per Share Data)

NOTE 16 – RELATED PARTY TRANSACTIONS

During 2009, 2008 and 2007, the Company paid approximately $439, $218, and $231 for printing, supplies, statement rendering, furniture, and equipment to a company affiliated by common ownership.  The Company also paid another affiliate approximately $632, $533, and $459 in 2009, 2008 and 2007 to permit the Company’s employees to participate in that entity’s employee medical benefit plan.

During 2009, 2008 and 2007, the Company paid approximately $52, $52, and $52 to lease its headquarters facility at 2883 Fifth Avenue, Huntington, West Virginia from River City Properties, LLC, an entity 12.5% owned by the Company’s Chairman of the Board.

NOTE 17 – EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the earnings per common share and earnings per common share assuming dilution computations for 2009, 2008 and 2007 is presented below:

	2009	2008	2007
Basic earnings per share
Income available to common stockholders	$8,985	$7,536	$7,119
Weighted average common shares outstanding	6,782	6,011	5,237
Earnings per share	$1.32	$1.25	$1.36

Diluted earnings per share
Income available to common stockholders	$8,985	$7,536	$7,119
Weighted average common shares outstanding	6,782	6,011	5,237
Add dilutive effects of potential additional common stock	20	8	26
Weighted average common and dilutive potential Common shares outstanding	6,802	6,019	5,263
Earnings per share assuming dilution	$1.32	$1.25	$1.35

Stock options for 212,449, 153,133 and 42,500 shares of common stock were not considered in computing diluted earnings per share for 2009, 2008 and 2007 because they were antidilutive.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008, and 2007
(Dollars in Thousands, Except Per Share Data)

NOTE  18 – FAIR VALUE

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There are three levels of inputs that may be used to measure fair values:

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

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008, and 2007
(Dollars in Thousands, Except Per Share Data)

NOTE  18 – FAIR VALUE (Continued)

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at December 31, 2009 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale
Mortgage-backed securities
U. S. agency MBS - residential	$54,482	$-	$54,482	$-
U. S. agency CMO’s	19,560	-	19,560	-
Total mortgage-backed securities of government sponsored agencies	74,042	-	74,042	-
U. S. Treasury securities	1,005	-	1,005	-
U. S. government sponsored entity securities	150,067	-	150,067	-
Obligations of states and political subdivisions	10,247	-	10,107	140
Other securities	5,609	-	5,609	-
Total available for sale	$240,970	$-	$240,830	$140

		Fair Value Measurements at December 31, 2008 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale
U. S. Treasury securities	$1,544	$-	$1,544	$-
U. S. government sponsored entity securities	97,105	-	97,105	-
Mortgage-backed securities of government sponsored agencies	69,962	-	69,962	-
Obligations of states and political subdivisions	7,130	-	7,130	-
Total available for sale	$175,741	$-	$175,741	$-

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008, and 2007
(Dollars in Thousands, Except Per Share Data)

NOTE  18 – FAIR VALUE (Continued)

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2009:

Securities Available-for-sale
Year Ended Dec. 31, 2009
Balance of recurring Level 3 assets at beginning of period	$-
Total gains or losses (realized/unrealized):
Included in earnings – realized	-
Included in earnings – unrealized	-
Included in other comprehensive income	-
Purchases, sales, issuances and settlements, net	-
Transfers in and/or out of Level 3	140
Balance of recurring Level 3 assets at December 31, 2009	$140

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at December 31, 2009 Using
	Dec 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$13,215	$-	$-	$13,215
Other real estate owned	9,251	-	-	9,251

		Fair Value Measurements at December 31, 2008 Using
	Dec. 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired Loans	$9,402	$-	$-	$9,402
Other real estate owned	1,056	-	-	1,056

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008, and 2007
(Dollars in Thousands, Except Per Share Data)

NOTE  18 – FAIR VALUE (Continued)

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $14,494 with a valuation allowance of $1,279.  The change since year-end 2008 resulted in a net negative provision for loan losses of $929 for the twelve month period.

The carrying amount and estimated fair values of financial instruments at year end were as follows:

	2009		2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and due from banks	$61,611	$61,611	$22,148	$22,148
Federal funds sold	22,985	22,985	15,899	15,899
Securities available for sale	240,970	240,970	175,741	175,741
Loans held for sale	897	897	1,193	1,193
Loans, net	691,564	691,708	458,567	465,488
Federal Home Loan Bank and Federal Reserve Bank stock	7,005	n/a	3,931	n/a
Interest receivable	4,250	4,250	3,720	3,720

Financial liabilities
Deposits	$(913,784)	$(917,859)	$(589,182)	$(592,658)
Securities sold under agreements to repurchase	(24,600)	(24,600)	(18,351)	(18,351)
Federal Home Loan Bank advances	(14,937)	(15,028)	(7,607)	(7,860)
Other borrowed funds	(16,027)	(15,984)	(15,560)	(15,660)
Interest payable	(1,037)	(1,037)	(1,054)	(1,054)

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
December 31, 2009, 2008, and 2007
(Dollars in Thousands, Except Per Share Data)

NOTE 19 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Banks are parties to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of their customers.  These financial instruments include standby letters of credit and commitments to extend credit in the form of unused lines of credit. The Banks use the same credit policies in making commitments and conditional obligations as they do for on-balance sheet instruments.  In addition, the Banks offer a service whereby deposit customers for a fee are permitted to overdraw their accounts up to a certain deminimus amount, also known as “bounce protection” or “overdraft protection”.  The aggregate unused portion of “overdraft protection” was $9,008 and $7,742 at December 31, 2009 and 2008.

At December 31, 2009 and 2008, the Banks had the following financial instruments whose approximate contract amounts represent credit risk:

	2009	2008
Standby letters of credit	$5,890	$1,411

Commitments to extend credit
Fixed	$23,865	$12,674
Variable	48,931	41,167

Standby letters of credit represent conditional commitments issued by the Banks to guarantee the performance of a third party.  The credit risk involved in issuing these letters of credit is essentially the same as the risk involved in extending loans to customers.  Collateral held varies but primarily includes real estate and certificates of deposit.  Some letters of credit are unsecured.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Outstanding commitments are at current market rates.  Fixed rate loan commitments have interest rates ranging from 3.25% to 18.00%. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Banks evaluate each customer’s creditworthiness on a case-by-case basis. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Collateral held varies but may include accounts receivable, inventory, property and equipment, and income producing properties.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008, and 2007
(Dollars in Thousands, Except Per Share Data)

NOTE 20 - LEGAL PROCEEDINGS

Legal proceedings involving the Company and its subsidiaries periodically arise in the ordinary course of business, including claims by debtors and their related interests against the Company’s subsidiaries following initial collection proceedings. These legal proceedings sometimes can involve claims for substantial damages.  At December 31, 2009 management is unaware of any legal proceedings for which the expected outcome would have a material adverse effect upon the consolidated financial statements of the Company.

NOTE 21 - STOCKHOLDERS’ EQUITY

The Company’s principal source of funds for dividend payments is dividends received from the subsidiary Banks.  Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies.  Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, as defined, combined with the retained net profits of the preceding two years, subject to the capital requirements and additional restrictions as discussed below.  During 2010 the Banks could, without prior approval, declare dividends to Premier of approximately $2.5 million plus any 2010 net profits retained to the date of the dividend declaration.

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

These quantitative measures established by regulation to ensure capital adequacy require the Company and Banks to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2009 the Company and the Banks meet all quantitative capital adequacy requirements to which they are subject.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008, and 2007
(Dollars in Thousands, Except Per Share Data)

NOTE 21 - STOCKHOLDERS’ EQUITY (Continued)

Adams entered into an agreement with the OCC on October 1, 2008 restricting Adams from declaring or paying dividends, without prior approval from the OCC (See Note 2 above).  During 2009, Farmers Deposit Bank requested and received approval from its primary regulatory authority to make a dividend payment to the Company in an amount that exceeded the retained net profits of the preceding two years.  As such, Farmers Deposit will be required to continue to request permission to pay any additional dividends to the Company for up to two years.

As of December 31, 2009, the most recent notification from each of the Banks’ primary Federal regulators categorized the subsidiary Banks as well capitalized under the regulatory framework for prompt corrective action, except Adams.  To be categorized as well capitalized, the Banks must maintain minimum Total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table.  There are no conditions or events since that notification that management believes have changed the Banks’ categories.  Adams is subject to a written agreement with the OCC and is required to maintain minimum capital ratios in excess of the ratios required to be defined as well capitalized under the framework for prompt corrective action.  This requirement means that the bank may not be deemed to be well capitalized while the written agreement is in effect.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008, and 2007
(Dollars in Thousands, Except Per Share Data)

NOTE 21 - STOCKHOLDERS’ EQUITY (Continued)

The Company’s and the subsidiary Banks’ capital amounts and ratios as of December 31, 2009 are presented in the table below.

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
2009	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets):
Consolidated (1)	$102,440	14.6%	$55,970	8%	$69,962	10%
Boone County Bank	19,358	23.6	6,568	8	8,211	10
Citizens Deposit Bank	13,463	17.4	6,192	8	7,740	10
Farmers Deposit Bank	6,594	15.9	3,321	8	4,151	10
Ohio River Bank	8,142	15.6	4,172	8	5,215	10
First Central Bank	11,464	12.4	7,403	8	9,254	10
Traders Bank	15,534	16.6	7,472	8	9,340	10
Adams National Bank (2)	25,195	12.3	16,436	8	20,545	10
Consolidated Bank & Trust	6,571	11.9	4,432	8	5,539	10

Tier I Capital (to Risk-Weighted Assets):
Consolidated (1)	$94,871	13.6%	$27,985	4%	$41,977	6%
Boone County Bank	18,327	22.3	3,284	4	4,926	6
Citizens Deposit Bank	12,583	16.3	3,096	4	4,644	6
Farmers Deposit Bank	6,061	14.6	1,660	4	2,491	6
Ohio River Bank	7,585	14.6	2,086	4	3,129	6
First Central Bank	10,432	11.3	3,702	4	5,553	6
Traders Bank	14,356	15.4	3,736	4	5,604	6
Adams National Bank (2)	25,097	12.2	8,218	4	12,327	6
Consolidated Bank & Trust	6,518	11.8	2,216	4	3,324	6

Tier I Capital (to Average Assets):
Consolidated (1)	$94,871	8.9%	$42,651	4%	$53,314	5%
Boone County Bank	18,327	11.2	6,552	4	8,190	5
Citizens Deposit Bank	12,583	10.4	4,865	4	6,082	5
Farmers Deposit Bank	6,061	10.1	2,402	4	3,003	5
Ohio River Bank	7,585	8.3	3,675	4	4,594	5
First Central Bank	10,432	8.7	4,819	4	6,024	5
Traders Bank	14,356	9.4	6,117	4	7,647	5
Adams National Bank (2)	25,097	9.0	11,131	4	13,914	5
Consolidated Bank & Trust	6,518	7.9	3,283	4	4,104	5

(1) Consolidated company is not subject to Prompt Corrective Action Provisions
(2) Adams National Bank is not designated as well capitalized by its primary regulatory authority the OCC.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008, and 2007
(Dollars in Thousands, Except Per Share Data)

NOTE 21 - STOCKHOLDERS’ EQUITY (Continued)

The Company’s and the subsidiary Banks’ capital amounts and ratios as of December 31, 2008 are presented in the table below:

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
December 31, 2009, 2008, and 2007
(Dollars in Thousands, Except Per Share Data)

NOTE 22 - PARENT COMPANY FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS
December 31
	2009	2008
ASSETS
Cash	$6,829	$4,659
Investment in subsidiaries	137,369	100,494
Premises and equipment	384	437
Other assets	433	231

Total assets	$145,015	$105,821

LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$432	$839
Other borrowed funds	16,027	15,560
Total liabilities	16,459	16,399

Stockholders’ equity
Preferred stock	21,705	-
Common stock	71,412	60,259
Retained earnings	33,349	27,346
Accumulated other comprehensive income	2,090	1,547
Total stockholders’ equity	128,556	89,422

Total liabilities and stockholders’ equity	$145,015	$105,821

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008, and 2007
(Dollars in Thousands, Except Per Share Data)

NOTE 22 - PARENT COMPANY FINANCIAL STATEMENTS (Continued)

Condensed Statement of Operations
Years Ended December 31
	2009	2008	2007
Income
Dividends from subsidiaries	$7,730	$7,395	$11,085
Interest and dividend income	47	62	41
Gain on bargain purchase of subsidiary	3,552	-	-
Other income	801	648	648
Total income	12,130	8,105	11,774

Expenses
Interest expense	488	590	769
Salaries and employee benefits	1,558	1,448	1,337
Professional fees	563	362	136
Other expenses	855	569	497
Total expenses	3,464	2,969	2,739

Income before income taxes and equity in undistributed income of subsidiaries	8,666	5,136	9,035

Income tax (benefit)	(838)	(907)	(837)

Income before equity in undistributed income of subsidiaries	9,504	6,043	9,872
Equity in undistributed income (excess distributions) of subsidiaries	(386)	1,493	(2,753)
Net income	$9,118	$7,536	$7,119

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008, and 2007
(Dollars in Thousands, Except Per Share Data)

NOTE 22 - PARENT COMPANY FINANCIAL STATEMENTS (Continued)

Condensed Statement of Cash Flows
Years Ended December 31
	2009	2008	2007
Cash flows from operating activities
Net income	$9,118	$7,536	$7,119
Adjustments to reconcile net income to net cash from operating activities
Depreciation	71	95	97
Stock compensation expense	51	120	130
Gain from sales of assets	-	-	(5)
Gain on bargain purchase	(3,552)	-	-
Dividends in excess of net income of subsidiaries	386	-	2,753
Equity in undistributed earnings of subsidiaries	-	(1,493)	-
Change in other assets	(203)	(52)	324
Change in other liabilities	(406)	85	(141)
Net cash from operating activities	5,465	6,291	10,277

Cash flows from investing activities
Purchases of subsidiaries	-	(14,300)	-
Additional investments in subsidiaries	(22,876)	-	-
Proceeds from sales of assets, net of purchases	(23)	(31)	(33)
Net cash from investing activities	(22,899)	(14,331)	(33)

Cash flows from financing activities
Cash dividends on preferred stock	(133)	-	-
Cash dividends paid to shareholders	(2,982)	(2,634)	(2,095)
Issuance of common stock	-	-	10
Issuance of preferred stock	22,252	-	-
Proceeds from borrowings	2,400	11,550	-
Payments on other borrowed funds	(1,933)	(4,075)	(3,863)
Net cash from financing activities	19,604	4,841	(5,948)

Net change in cash and cash equivalents	2,170	(3,199)	4,296

Cash and cash equivalents at beginning of year	4,659	7,858	3,562
Cash and cash equivalents at end of year	$6,829	$4,659	$7,858

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008, and 2007
(Dollars in Thousands, Except Per Share Data)

NOTE 23 - QUARTERLY FINANCIAL DATA (UNAUDITED)

	Interest	Net Interest	Net	Earnings Per Share
	Income	Income	Income	Basic	Diluted
2009
First Quarter	$9,136	$6,558	$1,229	$0.19	$0.19
Second Quarter	9,120	6,662	1,355	0.21	0.21
Third Quarter	9,114	6,768	1,502	0.23	0.23
Fourth Quarter	13,857	11,095	5,032	0.62	0.61

2008
First Quarter	$8,427	$5,594	$1,774	$0.34	$0.34
Second Quarter	9,433	6,449	1,930	0.32	0.32
Third Quarter	10,276	7,177	1,930	0.30	0.30
Fourth Quarter	9,708	6,815	1,902	0.30	0.30

In 2009, interest income increased significantly in the fourth due to the additional earning assets of Adams and Consolidated Bank & Trust Company (CB&T) acquired via the purchase of Abigail Adams National Bancorp, Inc. on October 1, 2009.  The increase in interest income resulted in increases in net interest income and net income in 2009.  During the first three quarters of 2009, net interest income increased largely due to interest expense savings from continually lower market interest rates related to time deposits.  The increased net interest income combined with lower non-interest expenses to result in progressively higher quarterly net income and earnings per share.

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

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008, and 2007
(Dollars in Thousands, Except Per Share Data)

NOTE 24- ACQUISITIONS

At the close of business on April 30, 2008, the Company completed its acquisition of Traders Bankshares, Inc. (“Traders”), a $108 million bank holding company headquartered in Spencer, West Virginia.  Under terms of the definitive agreement of merger dated November 27, 2007, each share of Traders common stock was entitled to merger consideration of $50.00 cash and 3.75 shares of Premier common stock.  Premier issued approximately 675,000 shares of its common stock and paid in total $9.0 million in cash to the shareholders of Traders.  The cash portion of the merger consideration was funded by proceeds from a borrowing from First Guaranty Bank more fully described in Note 11.  The value of the transaction is approximately $18.1 million.  The acquisition of Traders afforded Premier the opportunity to expand its presence in Jackson County, West Virginia and enter new adjoining markets in Roane and Wood Counties, West Virginia.  The purchase price resulted in approximately $7.3 million in goodwill and $1.5 million in core deposit intangible, none of which is deductible for tax purposes.  The purchase price resulted in goodwill as the Company believes there are cost saving synergies to be obtained and long-term expansion opportunities in the acquired markets beyond the existing customer base.  The core deposit intangible is amortized using an accelerated method.

Also at the close of business on April 30, 2008, the Company completed its acquisition of Citizens First Bank, Inc. (“Citizens First”) a $62 million bank headquartered in Ravenswood, West Virginia.  Under terms of the definitive agreement of merger dated October 24, 2007, each share of Citizens First common stock was entitled to merger consideration of $13.25 cash and 1.20 shares of Premier common stock.  Premier issued approximately 480,000 shares of its common stock and paid in total $5.3 million in cash to the shareholders of Citizens First.  The cash portion of the merger consideration was funded from cash on hand of Premier.  The value of the transaction is approximately $11.7 million.  The acquisition of Citizens First afforded Premier the opportunity to enter new markets in Jackson County, West Virginia.  The purchase price resulted in approximately $5.4 million in goodwill and $169,000 in core deposit intangible, none of which is deductible for tax purposes.  The purchase price resulted in goodwill as the Company believes there are long-term expansion opportunities in the acquired markets beyond the existing customer base.  The core deposit intangible is amortized using an accelerated method. On October 24, 2008, Citizens First Bank was merged into Traders Bank, Inc.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008, and 2007
(Dollars in Thousands, Except Per Share Data)

NOTE 24- ACQUISITIONS (Continued)

At the open of business on October 1, 2009, the Company completed its acquisition of Abigail Adams National Bancorp, Inc. (“Abigail Adams”), a two bank holding company with $369 million of total assets with locations in and around Washington, DC and Richmond, Virginia.  Under terms of the definitive agreement of merger dated December 31, 2008, each share of Abigail Adams common stock was entitled to merger consideration of 0.4461 shares of Premier common stock.  Premier issued approximately 1,545,000 shares of its common stock to the shareholders of Abigail Adams.  The value of the transaction totaled $10,290 based upon the closing price of Premier common stock on the day before closing the acquisition.  The estimated fair value of the net assets acquired totaled $13,842.  Under new accounting guidance for business combinations adopted by the Premier on January 1, 2009, the difference between the value of the stock issued and the fair value of the net assets acquired resulted in a bargain purchase gain of $3,552.  The acquisition of Abigail Adams afforded Premier the opportunity to utilize its management’s experience in rehabilitating troubled financial institutions and expand the franchise into new markets in and around Washington, DC and Richmond, Virginia.  Furthermore, the increase in the size of the total franchise will allow Premier to market its community style banking to attract larger commercial customers within its existing markets via expanded internal loan participations.  The purchase price resulted in approximately $1,172 in core deposit intangible, none of which is deductible for tax purposes.  The core deposit intangible will be amortized using an accelerated method.  Purchase accounting adjustments to the fair value of the net assets acquired are subject to refinement as management finalizes the calculations.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008, and 2007
(Dollars in Thousands, Except Per Share Data)

NOTE 24- ACQUISITIONS (Continued)

Net assets acquired via each transaction are shown in the table below:

	Abigail Adams	Citizens First	Traders
Cash and due from banks	$12,584	$2,300	$3,285
Federal funds sold	1,938	8,394	2,448
Securities available for sale	65,706	4,097	40,643
Loans, net	254,664	44,773	50,551
Goodwill and other intangible assets	1,712	5,580	8,752
Other assets	26,453	2,904	6,809
Total assets acquired	363,057	68,048	112,488

Deposits	(298,849)	(56,020)	(92,807)
Repurchase agreements	(16,433)	-	-
FHLB borrowings	(14,054)	-	-
Other borrowings	(17,650)	-	-
Other liabilities	(2,229)	(328)	(1,541)
Total liabilities assumed	(349,215)	(56,348)	(94,348)
Net assets acquired	$13,842	$11,700	$18,140

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008, and 2007
(Dollars in Thousands, Except Per Share Data)

NOTE 24- ACQUISITIONS (Continued)

The results of operations of Citizens First and Traders are included in Premier’s consolidated statements of income beginning as of the April 30, 2008 acquisition date.  The results of operations of Abigail Adams are included in Premier’s consolidated statements of income beginning as of the October 1, 2009 acquisition date.  The following table presents pro forma condensed income statements as if all three mergers had occurred at the beginning of each of the two periods presented.  Since participation in the TARP Capital Purchase Program (see Note 25 below) was a condition precedent to the completion of the Abigail Adams merger, pro forma Series A Preferred Stock dividends are included for each of the two periods presented.

	(Unaudited)
	2009	2008
Interest income	$57,507	$68,604
Interest expense	13,600	21,706
Net interest income	43,907	46,898
Provision for loan losses	2,347	11,969
Net interest income after provision	41,560	34,929
Non-interest income	10,419	6,530
Non-interest expense	41,007	38,982
Income before income taxes	10,972	2,477
Income tax expense	2,404	104
Net income	8,568	2,373
Dividends and discount on preferred stock	1,211	1,211
Net income allocable to common stockholders	$7,357	$1,162

Basic earnings per share	$0.99	$0.14
Diluted earnings per share	0.99	0.14

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008, and 2007
(Dollars in Thousands, Except Per Share Data)

NOTE 25 – PREFERRED STOCK

On October 2, 2009, as part of the Troubled Asset Relief Program (“TARP”) Capital Purchase Program, the Company entered into a Letter Agreement and Securities Purchase Agreement (collectively, the “Purchase Agreement”) with the United States Department of the Treasury (“U.S. Treasury”).  Pursuant to the Purchase Agreement, the Company issued and sold to the U.S. Treasury 22,252 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, no par value, with a liquidation preference of one thousand dollars per share (the “Series A Preferred Stock”) and a ten-year warrant (the “Warrant”) to purchase 628,587 shares of the Company’s common stock, no par value, at an exercise price of $5.31 per share, for an aggregate purchase price of $22,252 in cash.

Under standardized TARP Capital Purchase Program terms, cumulative dividends on the Series A Preferred Stock will accrue on the liquidation preference at a rate of 5% per annum until November 14, 2014, and at a rate of 9% per annum thereafter.  These dividends will be paid only if, as and when declared by Premier’s Board of Directors.  The Series A Preferred Stock has no maturity date and ranks senior to the Company’s common stock with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution and winding up of Premier.  Subject to the approval of the Appropriate Federal Banking Agency (as defined in the Securities Purchase Agreement, which for Premier is the Board of Governors of the Federal Reserve System), the Series A Preferred Stock is redeemable at the option of Premier at 100% of its liquidation preference plus accrued and unpaid dividends, without penalty, delay or the need to raise additional replacement capital.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008, and 2007
(Dollars in Thousands, Except Per Share Data)

NOTE 25- PREFERRED STOCK (Continued)

The Series A Preferred Stock is non-voting, but has class voting rights on (i) any authorization or issuance of shares ranking senior to the Series A Preferred Stock; (ii) any amendment to the rights of the Series A Preferred Stock; or (iii) any merger, consolidation, share exchange, reclassification or similar transaction which would adversely affect the rights of the Series A Preferred Stock.  In the event that the cumulative dividends described above are not paid in full for an aggregate of six dividend periods or more, whether or not consecutive, the authorized number of directors of Premier would automatically be increased by two and the holders of the Series A Preferred Stock would have the right to elect two directors.  The right to elect directors would end when dividends have been paid in full for four consecutive dividend periods.

The U.S. Treasury has agreed not to exercise voting power with respect to any common stock issued to it upon exercise of the Warrant.  The common stock will be issued from authorized but unissued common stock and thus will dilute the interests of existing Premier common shareholders.  As of December 31, 2009, the Warrant has not yet been exercised.

Pursuant to the terms of the Purchase Agreement, the ability of the Company to declare or pay dividends or distributions on, or purchase, redeem or otherwise acquire for consideration, shares of its common stock will be subject to restrictions, including a restriction against increasing dividends from the last quarterly cash dividend per share ($0.11) declared on the common stock prior to October 2, 2009.

The Purchase Agreement also subjects the Company to certain of the executive compensation limitations included in the Emergency Economic Stabilization Act of 2008 (the “EESA”). In this connection, as a condition to the closing of the transaction, the Company’s Senior Executive Officers (as defined in the Purchase Agreement) (the “Senior Executive Officers”), (i) voluntarily waived any claim against the U.S. Treasury or the Company for any changes to such officer’s compensation or benefits that are required to comply with the regulation issued by the U.S. Treasury under the TARP Capital Purchase Program and acknowledged that the regulation may require modification of the compensation, bonus, incentive and other benefit plans, arrangements and policies and agreements as they relate to the period the U.S. Treasury owns the Preferred Stock of the Company; and (ii) entered into a letter with the Company amending the Benefit Plans with respect to such Senior Executive Officers as may be necessary, during the period that the Treasury owns the Preferred Stock of the Company, as necessary to comply with Section 111(b) of the EESA.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008, and 2007
(Dollars in Thousands, Except Per Share Data)

NOTE 25- PREFERRED STOCK (Continued)

The American Recovery and Reinvestment Act of 2009 (“ARRA”) passed by the United States Congress and signed by the President on February 17, 2009, provides that the U.S. Treasury, subject to consultation with the Appropriate Federal Banking Agency, must permit a TARP recipient to repay any assistance previously provided under TARP, without regard to whether the TARP recipient has replaced those funds from any other source or to any waiting period.  As a result, subject to consultation with the Federal Reserve Board, the U.S. Treasury must permit Premier to redeem the Series A Preferred Stock at the appropriate redemption price without regard to whether the redemption price is to be paid from proceeds of a qualified equity offering or any other source or when the redemption date occurs.  If the Series A Preferred Stock were redeemed, Premier has the right to repurchase the Warrant at its appraised value.  If Premier chooses not to repurchase the Warrant, the U.S. Treasury must liquidate the related Warrant at the current market price.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2009

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

B.         Management's Report on Internal Control Over Financial Reporting

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, we believe that, as of December 31, 2009, the Company’s internal control over financial reporting is effective based on those criteria.

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

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2009

/s/ Robert W. Walker	/s/ Brien M. Chase
Robert W. Walker, President and	Brien M. Chase, Senior Vice President
Chief Executive Officer	and Chief Financial Officer

Date: March 27, 2010	Date: March 27, 2010

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
December 31, 2009

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
December 31, 2009

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

3.1(a)
Form of Articles of Incorporation of registrant (included as Exhibit 3.1 to registrant’s Registration Statement on Form S-1, Registration No. 333-1702, filed on February 28, 1996 with the Commission and incorporated herein by reference).

3.1(b)
Form of Articles of Amendment to Articles of Incorporation effective March 15, 1996 re: amendment to Article IV (included as Exhibit 3.2 to registrant’s Amendment No. 1 to Registration Statement on Form S-1, Registration No. 333-1702, filed on March 25, 1996 with the Commission and incorporated herein by reference.

3.1(c)
Articles of Amendment to Articles of Incorporation effective September 3, 2009 re: increase in authorized common shares (included as Exhibit 3.1 to Form 8-K filed on September 9, 2009) is incorporated herein by reference.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2009

Exhibit Number	Description of Document
3.1(d)
Articles of Amendment to Articles of Incorporation effective September 29, 2009 evidencing adoption of amendments by the Board of Directors of registrant to Article IV of Articles of Incorporation to establish express terms of Fixed Rate Cumulative Perpetual Preferred Shares, Series A, each without par value, of registrant (included as Exhibit 3.1(i) to Form 8-K filed on October 2, 2009) is incorporated herein by reference.

3.1(e)	Articles of Incorporation of registrant (reflecting amendments through September 29, 2009) [For SEC reporting compliance purposes only – not filed with Kentucky Secretary of State].
3.2	Bylaws of registrant, as amended through September 23, 2009 (filed as Exhibit 3.1(ii)) to Form 8-K filed September 23, 2009 is incorporated herein by reference.
4.1
Letter Agreement, dated October 2, 2009, including Securities Purchase Agreement Standard Terms attached thereto as Exhibit A, between registrant and the United States Department of the Treasury (filed as Exhibit 10.1 to Form 8-K filed October 7, 2009) is incorporated herein by reference.  [NOTE:  Annex A to Securities Purchase Agreement is not included herewith; filed as Exhibit 3.1(i) to Current Report on Form 8-K filed by registrant on October 2, 2009 and incorporated herein by reference.]

4.2
Warrant to purchase 628,588 Shares of Common Stock (common shares) of registrant issued to the United States Department of the Treasury on October 2, 2009 (filed as Exhibit 4.1 to Form 8-K filed October 7, 2009) is incorporated herein by reference.

*** 10.1
Premier Financial Bancorp, Inc.'s 2002 Employee Stock Ownership Incentive Plan, filed as Annex A to definitive proxy statement dated May 17, 2002, filed on April 30, 2002 with the Commission, is incorporated herein by reference.

*** 10.2	Form of Stock Option Agreement pursuant to 2002 Employee Stock Ownership Incentive Plan, filed as Exhibit 10.1 to form 8-K filed January 24, 2005, is incorporated herein by reference.
10.3
Premier Financial Bancorp, Inc. written agreement with the Federal Reserve Bank of Cleveland dated January 29, 2003, filed as Exhibit 10.4 to form 10-K filed on March 27, 2003, is incorporated herein by reference.

10.4	Premier Financial Bancorp, Inc. contract with Fiserv Solutions, Inc. dated December 20, 2004, filed as Exhibit 10 to form 8-K filed December 23, 2004, is incorporated herein by reference.
10.5	Loan Agreement between Premier Financial Bancorp, Inc. and The Kentucky Bankers’ Bank, Inc. filed as Exhibit 10.1 to form 8-K filed on November 10, 2006, is incorporated herein by reference.
10.6	Term Note to The Kentucky Bankers’ Bank, Inc. filed as Exhibit 10.2 to form 8-K filed on November 10, 2006, is incorporated herein by reference.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2009

Exhibit Number	Description of Document
10.7	Promissory Note to The Kentucky Bankers’ Bank, Inc. filed as Exhibit 10.3to form 8-K filed on November 10, 2006, is incorporated herein by reference.
10.8
Stock Pledge and Security Agreement between Premier Financial Bancorp, Inc. and The Kentucky Bankers’ Bank, Inc. filed as Exhibit 10.4 to form 8-K filed on November 10, 2006, is incorporated herein by reference.

10.9	Loan Agreement between Premier Financial Bancorp, Inc. and First Guaranty Bank, Hammond, Louisiana, filed as Exhibit 10.1 to form 8-K filed May 1, 2008, is incorporated herein by reference.
10.10	Promissory Note to First Guaranty Bank, Hammond, Louisiana, filed as Exhibit 10.2 to form 8-K filed May 1, 2008, is incorporated herein by reference.
10.11	Collateral Agreement with First Guaranty Bank, Hammond Louisiana, filed as Exhibit 10.8 to form 10-K filed March 30, 2006, is incorporated herein by reference.
10.12	Loan Modification and Extension Agreement with The Kentucky Bankers’ Bank, Inc. filed as Exhibit 10.1 to form 8-K filed November 10, 2008, is incorporated herein by reference.
10.13	Loan Modification and Extension Agreement with The Kentucky Bankers’ Bank, Inc. filed as Exhibit 10.1 to form 8-K filed December 23, 2008, is incorporated herein by reference.
*** 10.14
Letter Agreement between registrant and Robert W. Walker, executed on September 22, 2009 and effective October 2, 2009 (filed as Exhibit 10.2(a) to Form 8-K filed October 7, 2009) is incorporated herein by reference.

*** 10.15
Letter Agreement between registrant and Brien M. Chase, executed on September 22, 2009 and effective October 2, 2009 (filed as Exhibit 10.2(b) to Form 8-K filed October 7, 2009) is incorporated herein by reference.

*** 10.16
Letter Agreement between registrant and Dennis J. Klingensmith, executed on September 25, 2009 and effective October 2, 2009 (filed as Exhibit 10.2(c) to Form 8-K filed October 7, 2009) is incorporated herein by reference.

*** 10.17
Letter Agreement between registrant and Michael R. Mineer, executed on September 25, 2009 and effective October 2, 2009 (filed as Exhibit 10.2(d) to Form 8-K filed October 7, 2009) is incorporated herein by reference.

*** 10.18
Letter Agreement between registrant and Duane K. Bickings, executed on September 22, 2009 and effective October 2, 2009 (filed as Exhibit 10.2(e) to Form 8-K filed October 7, 2009) is incorporated herein by reference.

10.19	Loan Modification and Extension Agreement with The Kentucky Bankers’ Bank, Inc. filed as Exhibit 10.1 to form 8-K filed December 15, 2009, is incorporated herein by reference.
10.20	Promissory Note to The Kentucky Bankers’ Bank, Inc. filed as Exhibit 10.2 to form 8-K filed on December 15, 2009, is incorporated herein by reference.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2009

Exhibit Number	Description of Document
10.21	Change in Terms Agreement with First Guaranty Bank, Hammond, Louisiana, filed as Exhibit 10.1 to form 8-K filed January 4, 2010, is incorporated herein by reference.
10.22	Loan Agreement between Premier Financial Bancorp, Inc. and First Sentry Bank, Huntington, West Virginia, filed as Exhibit 10.1 to form 8-K filed January 6, 2010, is incorporated herein by reference.
10.23	Promissory Note to First Sentry Bank filed as Exhibit 10.2 to form 8-K filed January 6, 2010, is incorporated herein by reference.
10.24
Commercial Pledge Agreement between Premier Financial Bancorp, Inc. and First Sentry Bank, Huntington, West Virginia filed as Exhibit 10.3 to form 8-K filed January 6, 2010, is incorporated herein by reference.

10.25	Loan Agreement between Premier Financial Bancorp, Inc. and First Guaranty Bank, Hammond, Louisiana, filed as Exhibit 10.1 to form 8-K filed January 7, 2010, is incorporated herein by reference.
10.26	Promissory Note to First Guaranty Bank, Hammond, Louisiana, filed as Exhibit 10.2 to form 8-K filed January 7, 2010, is incorporated herein by reference.
10.27
Commercial Pledge Agreement between Premier Financial Bancorp, Inc. and First Guaranty Bank, Hammond, Louisiana filed as Exhibit 10.3 to form 8-K filed January 7, 2010, is incorporated herein by reference.

14.1
Premier Financial Bancorp, Inc. Code of Ethics for the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, filed as Exhibit 14.1 to form 10-K filed on April 14, 2004, is incorporated herein by reference.

14.2	Premier Financial Bancorp, Inc. Code of Business Conduct and Ethics, filed as Exhibit 14.2 to form 10-K filed on April 14, 2004, is incorporated herein by reference.
21	Subsidiaries of registrant
23	Consent of Independent Registered Public Accounting Firm
31.1	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Robert W. Walker
31.2	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Brien M. Chase
32	Robert W. Walker and Brien M. Chase Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002.
99.1	Certification Pursuant to Section 111(B)(4) of the Emergency Economic Stabilization Act of 2008 and 31 CFR Section 30.15 [Principal Executive Officer].
99.2	Certification Pursuant to Section 111(B)(4) of the Emergency Economic Stabilization Act of 2008 and 31 CFR Section 30.15 [Principal Financial Officer].

*** Denotes executive compensation plans and arrangements.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2009

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PREMIER FINANCIAL BANCORP, INC.

By: /s/ Robert W. Walker, President
Robert W. Walker, President

Date: March 30, 2010

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ Robert W. Walker	Principal Executive and Director	March 30, 2010
Robert W. Walker

/s/ Brien M. Chase	Principal Financial and Accounting	March 30, 2010
Brien M. Chase	Officer

/s/ Toney K. Adkins	Director	March 17, 2010
Toney K. Adkins

/s/ Hosmer A. Brown, III	Director	March 29, 2010
Hosmer A. Brown, III

/s/ Edsel Burns	Director	March 17, 2010
Edsel Burns

/s/ E. V. Holder, Jr.	Director	March 17, 2010
E. V. Holder, Jr.

/s/ Keith F. Molihan	Director	March 17, 2010
Keith F. Molihan

/s/ Marshall T. Reynolds	Chairman of the Board	March 17, 2010
Marshall T. Reynolds

/s/ Neal Scaggs	Director	March 17, 2010
Neal Scaggs

/s/ Thomas W. Wright	Director	March 17, 2010
Thomas W. Wright