Form 10-Q
period 2010-03-31
PREMIER FINANCIAL BANCORP INC
filed 2010-05-14
CIK 887919

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

Common stock, no par value, – 7,937,143 shares outstanding at May 1, 2010

PREMIER FINANCIAL BANCORP, INC.
MARCH 31, 2010

PREMIER FINANCIAL BANCORP, INC.
MARCH 31, 2010

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

The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America or those normally made in the registrant’s annual report on Form 10-K.  Accordingly, the reader of the Form 10-Q may wish to refer to the registrant’s Form 10-K for the year ended December 31, 2009 for further information in this regard.

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2010 AND DECEMBER 31, 2009
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	(UNAUDITED)
	2010	2009
ASSETS
Cash and due from banks	$53,705	$61,611
Federal funds sold	22,629	22,985
Securities available for sale	253,871	240,970
Loans held for sale	904	897
Loans	682,876	699,133
Allowance for loan losses	(8,068)	(7,569)
Net loans	674,808	691,564
Federal Home Loan Bank and Federal Reserve Bank stock	7,015	7,005
Premises and equipment, net	14,542	15,200
Real estate and other property acquired through foreclosure	9,672	9,251
Interest receivable	4,029	4,250
Goodwill	28,724	28,724
Other intangible assets	2,652	2,795
Prepaid FDIC insurance premiums	2,705	2,900
Deferred taxes	9,552	10,713
Other assets	3,097	2,885
Total assets	$1,087,745	$1,101,750

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Non-interest bearing	$176,745	$172,182
Time deposits, $100,000 and over	138,908	149,890
Other interest bearing	584,530	591,712
Total deposits	900,183	913,784
Securities sold under agreements to repurchase	22,161	24,600
Federal Home Loan Bank advances	14,832	14,937
Other borrowed funds	15,553	16,027
Interest payable	1,100	1,037
Other liabilities	4,114	2,809
Total liabilities	957,943	973,194

Stockholders' equity
Preferred stock, no par value; $1,000 liquidation preference,
1,000,000 shares authorized, 22,252 shares issued and outstanding	21,759	21,705
Common stock, no par value; 20,000,000 shares authorized;
7,937,143 shares issued and outstanding	71,422	71,412
Retained earnings	34,456	33,349
Accumulated other comprehensive income	2,165	2,090
Total stockholders' equity	129,802	128,556
Total liabilities and stockholders' equity	$1,087,745	$1,101,750

See Accompanying Notes to Consolidated Financial Statements

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended March 31,
	2010	2009
Interest income
Loans, including fees	$11,552	$7,425
Securities available for sale
Taxable	1,973	1,636
Tax-exempt	65	57
Federal funds sold and other	27	18
Total interest income	13,617	9,136

Interest expense
Deposits	2,223	2,353
Repurchase agreements and other	43	33
FHLB advances and other borrowings	288	192
Total interest expense	2,554	2,578

Net interest income	11,063	6,558
Provision for loan losses	571	102
Net interest income after provision for loan losses	10,492	6,456

Non-interest income
Service charges on deposit accounts	922	725
Electronic banking income	340	236
Secondary market mortgage income	89	83
Other	166	126
	1,517	1,170
Non-interest expenses
Salaries and employee benefits	4,071	2,794
Occupancy and equipment expenses	1,139	712
Outside data processing	1,009	755
Professional fees	225	341
Taxes, other than payroll, property and income	256	178
Write-downs, expenses, sales of other real estate owned, net	155	77
Amortization of intangibles	143	77
Supplies	120	108
FDIC insurance	455	91
Other expenses	937	631
	8,510	5,764
Income before income taxes	3,499	1,862
Provision for income taxes	1,186	633

Net income	$2,313	$1,229

Preferred stock dividends and accretion	332	-
Net income available to common stockholders	$1,981	$1,229

Net income per share:
Basic	$0.25	$0.19
Diluted	0.24	0.19

See Accompanying Notes to Consolidated Financial Statements

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended March 31,
	2010	2009
Net income	$2,313	$1,229

Other comprehensive income:
Unrealized gains arising during the period	114	103
Reclassification of realized amount	-	-
Net change in unrealized gain (loss) on securities	114	103
Less tax impact	39	35
Other comprehensive income:	75	68

Comprehensive income	$2,388	$1,297

See Accompanying Notes to Consolidated Financial Statements

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	2010	2009
Cash flows from operating activities
Net income	$2,313	$1,229
Adjustments to reconcile net income to net cash from operating activities
Depreciation	365	270
Provision for loan losses	571	102
Amortization (accretion), net	(836)	98
OREO writedowns (gains on sales), net	(31)	94
Stock compensation expense	10	14
Loans originated for sale	(3,901)	(4,213)
Secondary market loans sold	3,983	5,147
Secondary market income	(89)	(83)
Gain on sale of buildings	(81)	-
Changes in :
Interest receivable	221	877
Other assets	1,265	93
Interest payable	63	(70)
Other liabilities	1,305	(22)
Net cash from operating activities	5,158	3,536

Cash flows from investing activities
Purchases of securities available for sale	(67,895)	(34,215)
Proceeds from maturities and calls of securities available for sale	54,934	54,428
Redemption of FRB and FHLB stock, (net of purchases)	(10)	143
Net change in federal funds sold	356	(24,253)
Net change in loans	15,739	15
Purchases of premises and equipment, net	374	(499)
Proceeds from sales of other real estate acquired through foreclosure	874	144
Net cash from investing activities	4,372	(4,237)

Cash flows from financing activities
Net change in deposits	(13,329)	15,739
Common Stock dividends paid	(874)	(703)
Preferred Stock dividends paid	(278)	-
Net change in short-term Federal Home Loan Bank advances	-	(1,000)
Repayment of Federal Home Loan Bank advances	(42)	(44)
Repayment of other borrowed funds	(474)	(482)
Net change in federal funds purchased	-	77
Net change in agreements to repurchase securities	(2,439)	(5,101)
Net cash from financing activities	(17,436)	8,486

Net change in cash and cash equivalents	(7,906)	7,785

Cash and cash equivalents at beginning of period	61,611	22,148

Cash and cash equivalents at end of period	$53,705	$29,933

See Accompanying Notes to Consolidated Financial Statements

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	2010	2009
Supplemental disclosures of cash flow information:
Cash paid during period for interest	$2,491	$2,648

Loans transferred to real estate acquired through foreclosure	1,264	163

See Accompanying Notes to Consolidated Financial Statements

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Premier Financial Bancorp, Inc. (the Company) and its wholly owned subsidiaries:

				March 31, 2010
		Year	Total	Net Income
Subsidiary	Location	Acquired	Assets	Quarter
Citizens Deposit Bank & Trust	Vanceburg, Kentucky	1991	$124,608	$380
Farmers Deposit Bank	Eminence, Kentucky	1996	62,207	134
Ohio River Bank	Ironton, Ohio	1998	94,112	312
First Central Bank, Inc.	Philippi, West Virginia	1998	126,105	369
Boone County Bank, Inc.	Madison, West Virginia	1998	174,531	456
Traders Bank, Inc.	Ravenswood, West Virginia	2008	159,262	297
Adams National Bank	Washington, DC	2009	263,206	543
Consolidated Bank & Trust	Richmond, Virginia	2009	76,473	245
Mt. Vernon Financial Holdings, Inc.	Huntington, West Virginia	1999	220	(6)
Parent and Intercompany Eliminations			7,021	(417)
Consolidated Total			$1,087,745	$2,313

All significant intercompany transactions and balances have been eliminated.

In June 2009, the FASB amended previous guidance relating to transfers of financial assets and eliminates the concept of a qualifying special purpose entity.  This guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. This guidance must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. The disclosure provisions were also amended and apply to transfers that occurred both before and after the effective date of this guidance.  The adoption of this guidance did not have a material impact on the Company’s consolidated results of operations or financial position.

In June 2009, the FASB amended guidance for consolidation of  variable interest entity guidance by replacing the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. Additional disclosures about an enterprise’s involvement in variable interest entities are also required. This guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Early adoption is prohibited. The adoption of this guidance did not have a material impact on the Company’s consolidated results of operations or financial position.

 PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  2 –SECURITIES

Amortized cost and fair value of investment securities, by category, at March 31, 2010 are summarized as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
Mortgage-backed securities
U. S. agency MBS - residential	$48,363	$2,124	$-	$50,487
U. S. agency CMO’s	16,945	699	-	17,644
Total mortgage-backed securities of government sponsored entities	65,308	2,823	-	68,131
U. S. government sponsored entity securities	169,805	282	(640)	169,447
Obligations of states and political subdivisions	10,153	195	(96)	10,252
Other securities	5,325	726	(10)	6,041
Total available for sale	$250,591	$4,026	$(746)	$253,871

Amortized cost and fair value of investment securities, by category, at December 31, 2009 are summarized as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
Mortgage-backed securities
U. S. agency MBS - residential	$52,563	$1,934	$(15)	$54,482
U. S. agency CMO’s	18,771	789	-	19,560
Total mortgage-backed securities of government sponsored entities	71,334	2,723	(15)	74,042
U. S. Treasury securities	1,000	5	-	1,005
U. S. government sponsored entity securities	149,951	407	(291)	150,067
Obligations of states and political subdivisions	10,195	175	(123)	10,247
Other securities	5,323	322	(36)	5,609
Total available for sale	$237,803	$3,632	$(465)	$240,970

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  2–SECURITIES - continued

The amortized cost and fair value of securities at March 31, 2010 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available for sale
Due in one year or less	$7,276	$7,305
Due after one year through five years	82,008	82,315
Due after five years through ten years	91,223	90,770
Due after ten years	3,684	4,044
Corporate preferred securities	1,092	1,306
Mortgage-backed securities of government sponsored entities	65,308	68,131
Total available for sale	$250,591	$253,871

Securities with unrealized losses at March 31, 2010 aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. government sponsored entity securities	$103,298	$(619)	$1,028	$(21)	$104,326	$(640)
Obligations of states and political subdivisions	2,899	(89)	271	(7)	3,170	(96)
Other securities	989	(10)	-	-	989	(10)

Total temporarily impaired	$107,187	$(718)	$1,299	$(28)	$108,486	$(746)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  2–SECURITIES - continued

Securities with unrealized losses at December 31, 2009 aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. government sponsored entity securities	$52,300	$(291)	$-	$-	$52,300	$(291)
Obligations of states and political subdivisions	3,439	(123)	-	-	3,439	(123)
U.S. agency MBS-residential	5,197	(15)			5,197	(15)
Other securities	964	(36)	-	-	964	(36)

Total temporarily impaired	$61,900	$(465)	$-	$-	$61,900	$(465)

The investment portfolio is predominately high quality interest-bearing debt securities with defined maturity dates backed by the U.S. Government or Government sponsored entities.  The unrealized losses at March 31, 2010 and December 31, 2009 are price changes resulting from changes in the interest rate environment and are not considered to be other than temporary declines in the value of the securities.  Their fair value is expected to recover as the bonds approach their maturity date and/or market conditions improve.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3 – LOANS

Major classifications of loans at March 31, 2010 and December 31, 2009 are summarized as follows:
	2010	2009
Commercial, secured by real estate	$301,443	$304,607
Commercial, other	73,816	76,140
Real estate construction	44,575	51,637
Residential real estate	209,989	211,552
Agricultural	2,380	2,710
Consumer and home equity	47,369	49,312
Other	3,304	3,175
	$682,876	$699,133

The following table sets forth information with respect to the Company’s impaired loans at       March 31, 2010 and December 31, 2009.
	2010	2009
Impaired loans at period end with an allowance	$16,723	$14,494
Impaired loan at period end with no allowance	49,380	49,370
Amount of allowance for loan losses allocated	1,452	1,279

The following table sets forth information with respect to the Company’s nonperforming loans at March 31, 2010 and December 31, 2009.
	2010	2009
Non-accrual loans	$48,346	$46,299
Accruing loans which are contractually past due 90 days or more	748	489
Restructured loans	12,233	11,974
Total	$61,327	$58,762

NOTE  4 – ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for the three months ended March 31, 2010 and 2009 are as follows:
	Three Months Ended
	March 31,
	2010	2009
Balance, beginning of period	$7,569	$8,544
Gross charge-offs	(205)	(165)
Recoveries	133	106
Provision for loan losses	571	102
Balance, end of period	$8,068	$8,587

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  5 – FEDERAL HOME LOAN BANK ADVANCES

The Banks own stock of the Federal Home Loan Bank (FHLB) of Cincinnati, Ohio, the FHLB of Pittsburgh, Pennsylvania, and the FHLB of Atlanta, Georgia. This stock allows the Banks to borrow advances from the FHLB.

Advances from the FHLB at March 31, 2010 and December 31, 2009 were as follows:

	2010	2009
Payments due at maturity in May 2010 and March 2012, fixed rate at rates from 1.81% to 6.64%, averaging 3.09%	$14,479	$14,542
Payments due monthly with maturities from November 2011 to July 2012, fixed rates from 4.10% to 4.40%, averaging 4.27%	353	395
Overnight borrowed funds	-	-
	$14,832	$14,937

Advances are secured by the FHLB stock, certain pledged investment securities and substantially all single family first mortgage loans of the participating Banks.  Scheduled principal payments due on advances during the five years subsequent to March 31, 2010 are as follows:

2010 (remaining nine months)	$4,317
2011	422
2012	10,093
2013	-
2014	-
Thereafter	-
$14,832

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

These quantitative measures established by regulation to ensure capital adequacy require the Company and Banks to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of March 31, 2010, that the Company and the Banks meet all quantitative capital adequacy requirements to which they are subject.

Shown below is a summary of regulatory capital ratios for the Company:
	Mar 31, 2010	December 31, 2009	Regulatory Minimum Requirements	To Be Considered Well Capitalized
Tier I Capital (to Risk-Weighted Assets)	14.1%	13.6%	4.0%	6.0%
Total Capital (to Risk-Weighted Assets)	15.2%	14.6%	8.0%	10.0%
Tier I Capital (to Average Assets)	9.1%	8.9%	4.0%	5.0%

Adams National Bank entered into an agreement with the Office of the Comptroller of the Currency (“OCC”) on October 1, 2008 restricting the bank from declaring or paying dividends, without prior approval from the OCC.  During 2009, Farmers Deposit Bank requested and received approval from its primary regulatory authority to make a dividend payment to the Company in an amount that exceeded the retained net profits of the preceding two years.  As such, Farmers Deposit will be required to continue to request permission to pay any additional dividends to the Company for up to two years.

As of March 31, 2010, the most recent notification from each of the Banks’ primary Federal regulators categorized the subsidiary Banks as well capitalized under the regulatory framework for prompt corrective action, except Adams National Bank.  To be categorized as well capitalized, the Banks must maintain minimum Total risk-based, Tier I risk-based and Tier I leverage ratios as

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  6 - STOCKHOLDERS’ EQUITY AND REGULATORY MATTERS - continued

set forth in the preceding table.  There are no conditions or events since that notification that management believes have changed the Banks’ categories.  Adams National Bank is subject to a written agreement with the OCC and is required to maintain minimum capital ratios in excess of the ratios required to be defined as well capitalized under the framework for prompt corrective action.  This requirement means that the bank may not be deemed to be well capitalized while the written agreement is in effect.  At March 31, 2010, Adams National Bank’s capital ratios met or exceeded the minimum capital ratios required by its written agreement with the OCC.

NOTE  7 – PREFERRED STOCK

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

NOTE  7 – PREFERRED STOCK - continued

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

On March 17, 2010, 47,700 incentive stock options were granted out of the 2002 Plan at an exercise price of $8.90, the closing market price of Premier on the grant date.  These options vest in three equal annual installments ending on March 17, 2013.  On February 18, 2009, 47,100 incentive stock options were granted out of the 2002 Plan at an exercise price of $6.55.  These options vest in three equal annual installments ending on February 18, 2012.  On February 20, 2008, 45,300 incentive stock options were granted out of the 2002 Plan at an exercise price of $12.92.  These options vest in three equal annual installments ending on February 20, 2011.  On January 17, 2007, 37,000 incentive stock options were granted out of the 2002 Plan at an exercise price of $14.22.  These options vested in three equal annual installments and were fully vested on January 17, 2010.

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

	2010	2009	2008
Risk-free interest rate	3.65%	2.74%	3.50%
Expected option life (yrs)	10.00	10.00	7.00
Expected stock price volatility	24.67%	19.26%	23.00%
Dividend yield	4.94%	6.72%	3.10%
Weighted average fair value of options granted during the year	$1.41	$0.37	$2.55

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  8– STOCK COMPENSATION EXPENSE - continued

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

Compensation expense of $10,000 was recorded for the first three months of 2010 while $14,000 was recorded for the first three months of 2009.  Stock-based compensation expense is recognized ratably over the requisite service period for all awards. Unrecognized stock-based compensation expense related to stock options totaled $70,000 at March 31, 2010. This unrecognized expense is expected to be recognized over the next 35 months based on the vesting periods of the options.

A summary of the Company’s stock option activity and related information is presented below for the three months ended March 31:

	- - - - - - 2010 - - - - - -		- - - - - - 2009 - - - - - -
		Weighted Average Exercise		Weighted Average Exercise
	Options	Price	Options	Price
Outstanding at beginning of year	212,449	$11.18	181,916	$12.47
Grants	47,700	8.90	47,100	6.55
Exercises	-	-	-	-
Forfeitures or expired	-	-	(11,567)	12.01
Outstanding at March 31,	260,149	$10.76	217,449	$8.68

Exercisable at March 31,	167,203		131,631
Weighted average remaining life of options outstanding	7.1		5.7
Weighted average fair value of options granted during the year	$1.41		$0.37

Options outstanding at period-end are expected to fully vest.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  8– STOCK COMPENSATION EXPENSE - continued

Additional information regarding stock options outstanding and exercisable at March 31, 2010, is provided in the following table:

	- - - - - - - - Outstanding - - - - - - - -			- - - - - - - - Currently Exercisable - - - - - - - -
Range of Exercise Prices	Number	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value

$6.50 to $10.00	132,216	$8.00	$109	53,126	5.0	$8.05	$44
$10.01 to $12.50	28,333	11.62	-	28,333	4.8	11.62	-
$12.51 to $15.00	71,600	13.47	-	57,744	7.3	13.60	-
$15.01 to $17.50	28,000	16.00	-	28,000	5.9	16.00	-
Outstanding - Mar 31, 2010	260,149	10.76	$109	167,203	5.9	11.90	$44

NOTE  9 – EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the earnings per common share and earnings per common share assuming dilution computations for the three months ended March 31, 2010 and 2009 is presented below:

	Three Months Ended March 31,
	2010	2009
Basic earnings per share
Income available to common stockholders	$1,981	$1,229
Weighted average common shares outstanding	7,937	6,393
Earnings per share	$0.25	$0.19

Diluted earnings per shares
Income available to common stockholders	$1,981	$1,229
Weighted average common shares outstanding	7,937	6,393
Add dilutive effects of potential additional common stock	202	-
Weighted average common and dilutive potential common shares outstanding	8,139	6,393
Earnings per share assuming dilution	$0.24	$0.19

Stock options for 213,049 and 217,449 shares of common stock were not considered in computing diluted earnings per share for the three months ended March 31, 2010 and 2009 because they were antidilutive.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  10 – FAIR VALUE

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There are three levels of inputs that may be used to measure fair value:

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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument measured on a recurring basis:

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

.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  10 – FAIR VALUE - continued

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at March 31, 2010 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale
Mortgage-backed securities
U. S. agency MBS - residential	$50,487	$-	$50,487	$-
U. S. agency CMO’s	17,644	-	17,644	-
Total mortgage-backed securities of government sponsored entities	68,131	-	68,131	-
U. S. government sponsored entity securities	169,447	-	169,447	-
Obligations of states and political subdivisions	10,252	-	10,112	140
Other securities	6,041	-	6,041	-
Total available for sale	$253,871	$-	$253,731	$140

		Fair Value Measurements at December 31, 2009 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale
Mortgage-backed securities
U. S. agency MBS - residential	$54,482	$-	$54,482	$-
U. S. agency CMO’s	19,560	-	19,560	-
Total mortgage-backed securities of government sponsored entities	74,042	-	74,042	-
U. S. Treasury securities	1,005	-	1,005	-
U. S. government sponsored entity securities	150,067	-	150,067	-
Obligations of states and political subdivisions	10,247	-	10,107	140
Other securities	5,609	-	5,609	-
Total available for sale	$240,970	$-	$240,830	$140

 PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  10 – FAIR VALUE - continued

The carrying amounts and estimated fair values of financial instruments at March 31, 2010 and December 31, 2009 were as follows:

	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and due from banks	$53,705	$53,705	$61,611	$61,611
Federal funds sold	22,629	22,629	22,985	22,985
Securities available for sale	253,871	253,871	240,970	240,970
Loans held for sale	904	904	897	897
Loans, net	674,808	677,957	691,564	691,708
Federal Home Loan Bank and Federal Reserve Bank stock	7,015	n/a	7,005	n/a
Interest receivable	4,029	4,029	4,250	4,250

Financial liabilities
Deposits	$(900,183)	$(902,952)	$(913,784)	$(917,859)
Securities sold under agreements to repurchase	(22,161)	(22,161)	(24,600)	(24,600)
Federal Home Loan Bank advances	(14,832)	(14,862)	(14,937)	(15,028)
Other borrowed funds	(15,553)	(15,516)	(16,027)	(15,984)
Interest payable	(1,100)	(1,100)	(1,037)	(1,037)

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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument measured on a non-recurring basis:

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  10 – FAIR VALUE - continued

Other real estate owned (OREO):  The fair value of OREO is based on appraisals less cost to sell at the date of foreclosure.  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value.  Valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value, less cost to sell.

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at March 31, 2010 Using
	March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$15,271	$-	$-	$15,271
Other real estate owned	9,672	-	-	9,672

		Fair Value Measurements at December 31, 2009 Using
	Dec 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired Loans	$13,215	$-	$-	$13,215
Other real estate owned	9,251	-	-	9,251

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $16,723,000 at March 31, 2010 with a valuation allowance of $1,452,000 and a carrying amount of $14,494,000 at December 31, 2009 with a valuation allowance of $1,279,000, resulting in a provision for loan losses of $173,000 for the period ended March 31, 2010.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  11 – SUBSEQUENT EVENTS

On April 29, 2010 Citizens Deposit Bank and Trust (“Citizens”), a wholly-owned subsidiary of Premier agreed to purchase four banking offices from Integra Bank N.A. (“Integra Bank”).  The banking offices are located in Maysville and Mount Olivet, Kentucky and Ripley and Aberdeen, Ohio.

Citizens will assume approximately $73.4 million of deposit liabilities related to the four branches and acquire $18.3 million of branch related loans, as well as $38.1 million of additional commercial real estate and $10.6 million of other commercial loans selected by Citizens originated from other Integra offices.  The Kentucky branches include approximately $47.3 million of deposits, while the Ohio branches include approximately $26.1 million of deposits. Citizens expects that the branch purchase transaction will have a minimal impact on the bank’s liquidity, as it has been designed to minimize the amount of cash required from either party.

Citizens will pay a deposit premium for the deposit liabilities it assumes and will also acquire the commercial and commercial real estate loans included in the branch sale transaction at par value.  The final deposit premium will be determined at the closing date and is dependent upon the deposit mix and balances at each of the branches but is estimated to approximate 3.38%.  The four banking offices will be sold at their book values, as will the fixed assets.  The transaction is subject to customary closing conditions, including regulatory approval. The parties expect the branch sale transaction to close in the third quarter of 2010.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
MARCH 31, 2010

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

Net income for the three months ended March 31, 2010 was $2,313,000, or $0.25 per share, compared to net income of $1,229,000, or $0.19 per share for the three months ended March 31, 2009.  The increase in income in 2010 is largely due to the acquisition of Abigail Adams National Bancorp, Inc. (Abigail Adams) and its two subsidiary banks, Adams National Bank (Adams) and Consolidated Bank and Trust (CB&T) on October 1, 2009 (collectively the “Acquired Banks”).  The operations of the Acquired Banks are only included in Premier’s results from the date of acquisition and therefore, are included in the first quarter 2010 results but not the first quarter 2009 results.  The operations of Adams and CB&T added $788,000 of net income in the first three months of 2010.  Excluding this income, the remaining Premier operations increased net income in the first three months of 2010 by $296,000, or 24.1%, compared to the same period of 2009, as the decrease in interest expense exceeded the decrease in interest income while the decrease in net overhead costs more than offset an increase in the provision for loan losses.  The annualized returns on common shareholders’ equity and average assets were approximately 7.29% and 0.85% for the three months ended March 31, 2010 compared to 5.44% and 0.68% for the same period in 2009.

Net interest income for the three months ended March 31, 2010 totaled $11.06 million, up $4.5 million, or 68.7%, from the $6.56 million of net interest income earned in the first three months of 2009, as the $4.25 million of additional net interest income of the Acquired Banks added to the 3.9% increase in net interest income of Premier’s other operations.  Interest income in 2010 increased by $4.48 million, or 49.0%, as a result of the $4.77 million of interest income added by the operations of the Acquired Banks.  Excluding the operations of the Acquired Banks, interest income decreased by $285,000, or 3.1%, in 2010.  Interest income on loans decreased by $126,000, largely due to a lower average volume of loans outstanding.  Interest earned on investments decreased by $156,000, due to lower average yields even though on a higher average volume of investments.  Interest earned on federal funds sold and interest bearing bank balances decreased by $3,000, largely due lower yields earned resulting from the Federal Reserve Board of Governors’ policy to stimulate the economy by maintaining the federal funds sold rate near 0.00% to 0.25%.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
MARCH 31, 2010

Interest expense decreased in total in the first three months of 2010 by $24,000, or 0.9%, when compared to the same three months of 2009, which includes the $515,000 increase in interest expense in 2010 from the operations of the Acquired Banks.  Excluding the Acquired Banks’ operations, interest expense decreased by $539,000, or 20.9%, in 2010 compared to the first quarter of 2009, more than offsetting the decrease in interest income from the remaining Premier operations.  Interest expense on deposits (excluding the operations of the Acquired Banks) decreased by $558,000, or 23.7%, largely due to lower rates paid, although on a higher average balance of deposits outstanding.  Interest expense on repurchase agreements and other short-term borrowings decreased by $5,000, largely due to a lower average balance.  Interest expense on FHLB advances decreased by $8,000, due to decreases in the average balance outstanding from principal payments made during the last twelve months.  Slightly offsetting these decreases, interest expense on other borrowings increased by $32,000 due to higher rates paid on a higher average outstanding balance. The Board of Governors’ policy to reduce the federal funds rate to nearly zero, coupled with the U.S. Treasury actively buying investment securities, has significantly reduced the yield on much of Premier’s earning assets including investments, federal funds sold and variable rate loans.  Premier has tried to offset some of the lower interest income by lowering the rates paid on its deposits and repurchase agreements with customers.  However, the higher yield on the loans acquired from Adams and CB&T coupled with the lower rates paid on the interest bearing deposits and borrowings assumed from Adams and CB&T have combined to boost Premier’s overall net interest margin.  Premier’s net interest margin in the first three months of 2010 was 4.47% compared to 4.01% for the same period in 2009.  A portion of the additional interest income on loans from the acquired banks is the result of recognizing into interest income the remaining fair value discount on a note that was fully paid-off during the quarter.  These events cannot be predicted with certainty and may positively or negatively affect interest income on loans in future months.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
MARCH 31, 2010

Additional information on Premier’s net interest income for the first quarter of 2010 and first quarter of 2009 is contained in the following table.

PREMIER FINANCIAL BANCORP, INC.
AVERAGE CONSOLIDATED BALANCE SHEETS
AND NET INTEREST INCOME ANALYSIS

	Three Months Ended March 31, 2010			Three Months Ended March 31, 2009
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
Assets
Interest Earning Assets
Federal funds sold and other	$63,229	$27	0.17%	$41,113	$18	0.18%
Securities available for sale
Taxable	239,056	1,954	3.27	151,572	1,636	4.32
Tax-exempt	10,258	84	4.96	7,241	57	4.77
Total investment securities	249,314	2,038	3.34	158,813	1,693	4.34
Total loans	692,382	11,552	6.77	464,705	7,425	6.48
Total interest-earning assets	1,004,925	13,617	5.50%	664,631	9,136	5.58%
Allowance for loan losses	(7,679)			(8,569)
Cash and due from banks	20,201			24,380
Other assets	76,158			47,084
Total assets	$1,093,605			$727,526

Liabilities and Equity
Interest-bearing liabilities
Interest-bearing deposits	$735,364	2,223	1.23	$493,293	2,353	1.93
Short-term borrowings	24,033	43	0.73	15,690	33	0.85
FHLB advances	14,888	136	3.70	5,658	72	5.16
Other borrowings	15,779	152	3.91	15,300	120	3.18
Total interest-bearing liabilities	790,064	2,554	1.31%	529,941	2,578	1.97%
Non-interest bearing deposits	168,852			103,380
Other liabilities	4,350			3,762
Shareholders’ equity	130,339			90,443
Total liabilities and equity	$1,093,605			$727,526

Net interest earnings		$11,063			$6,558
Net interest spread			4.19%			3.61%
Net interest margin			4.47%			4.01%

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
MARCH 31, 2010

Non-interest income increased $347,000 to $1,517,000 for the first three months of 2010.  Included in this increase is $320,000 of non-interest income from the operations of the Acquired Banks.  Excluding their operations, service charges on deposit accounts decreased by $3,000, or 0.4%, and other non-interest income decreased by $6,000, or 4.8%.  These decreases were more than offset by a $30,000, or 12.7%, increase in electronic banking income (income from debit/credit cards, ATM fees and internet banking charges) and a $6,000, or 7.2%, increase in secondary market mortgage income.  Secondary market mortgage income increased as the number of mortgage borrowers have increased and the increased requirements to approve the purchase of mortgage loans by government agency buyers have become more widely accepted.  Premier concentrates its efforts on selling high quality mortgage loans and routinely searches for new buyers for these loans; however, the volume of future sales may depend on factors beyond the control of the Company.  Electronic banking income increased largely due to continued increases in Premier’s deposit customer base and customers’ greater propensity to use electronic means to conduct their banking business.  Premier’s conversion to a more modern banking software system in 2005 has allowed Premier to offer more electronic banking services and made it easier for customers to conduct their banking electronically.

Non-interest expenses for the first quarter of 2010 totaled $8,510,000, or 3.16% of average assets on an annualized basis, compared to $5,764,000, or 3.21% of average assets for the same period of 2009.  The $2,746,000 increase in non-interest expenses in 2010 when compared to the first quarter of 2009 is largely due to the $2,943,000 of additional non-interest expenses from the operations of the Acquired Banks.  Excluding their operations, non-interest expenses in the first quarter of 2010 decreased by $197,000, or 3.4%.  Excluding the operations of the Acquired Banks, staff costs increased by $29,000, or 1.0%, in 2010 largely due to normal salary and benefit increases.  Outside data processing increased by $38,000, or 5.0%, due to increases in processing fees and the outsourcing of statement rendering services.  Taxes not on income increased by $62,000, or 34.8%, due to increases in taxes on equity resulting from the additional equity from the acquisition of Abigail Adams and the issuance of preferred stock to the U.S. Treasury.  FDIC insurance increased by $126,000, or 138%, due to a combination of FDIC insurance rate increases and the expiration of offsetting FDIC insurance credits used to offset some FDIC insurance in 2009.  The increase in these expenses were more than offset by decreases in occupancy and equipment expenses, professional fees, OREO expenses and writedowns, supplies and other operating expenses.  Occupancy and equipment expenses decreased by $119,000, or 16.7%, largely due to $81,000 from gains on the sale of three buildings in the first quarter of 2010 and a $38,000 decrease in equipment depreciation expense including information technology and furniture and fixtures, as many of these assets have become fully depreciated.  Professional fees decreased by $205,000, or 60.1%, in 2010 largely due to legal fees expensed in 2009 related to the acquisition of Abigail Adams and other legal fees incurred to settle outstanding lawsuits.  OREO expenses and writedowns decreased by $60,000, or 77.9%, in 2010, largely due to writedowns of OREO property in the first quarter of 2009 partially offset by higher OREO expenses in 2010.  Supplies expense decreased by $16,000 in the first quarter of 2010 while other operating expenses decreased in total by $52,000, largely due to customer fraud losses incurred in the first quarter of 2009.

Income tax expense was $1,186,000 for the first three months of 2010 compared to $633,000 for the first three months of 2009.  The effective tax rate for the three months ended March 31, 2010 was 33.9% compared to the 34.0% effective tax rate for the same period in 2009.  The increase in income tax expense can be primarily attributed to the increase in pre-tax income detailed above.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
MARCH 31, 2010

B.         Financial Position

Total assets at March 31, 2010 decreased by $14.0 million to just under $1.088 billion from the $1.102 billion at December 31, 2009.  However, earning assets decreased by only $3.7 million from $972.5 million at year-end 2009 to end the quarter at $968.8 million.  The decrease in earning asets was largely due to a decrease in total loans outstanding partially offset by an increase in securities available for sale (see below).

Cash and due from banks at March 31, 2010 was $53.7 million, a $7.9 million decrease from the $61.6 million at December 31, 2009.  Federal funds sold decreased by $356,000 from the $23.0 million reported at December 31, 2009.  Changes in these two highly liquid assets are generally in response to increases in deposits, the demand for deposit withdrawals or the funding of loans or investment purchases and are part of Premier’s management of its liquidity and interest rate risks.  The decrease in cash and due from banks plus the decrease in federal funds sold during the first three months of 2010 was largely in response to meet the demand for deposit withdrawals and the retirement of customer repurchase agreements during that time, as these two sources of funding decreased in total by $16.0 million during the first quarter of 2010.

Securities available for sale totaled $253.9 million at March 31, 2010, a $12.9 million increase from the $241.0 million at December 31, 2009.  The increase was largely due to surplus funds from the repayment or complete payoff of loans in the first quarter exceeding new loan volume.  These surplus funds were partially used to satisfy the demand for deposit withdrawals but the remaining balance of funds was used to buy investment grade bonds.  During the first quarter of 2010, longer-term bond yields began increasing in anticipation of potential future increases in the Federal Reserve Board of Governors’ policy on interest rates.  Premier used some of its surplus liquid assets to purchase bonds in an effort to improve its overall yield on earning assets.  The investment portfolio is predominately high quality interest-bearing bonds with defined maturity dates backed by the U.S. Government or Government sponsored agencies.  The unrealized gains at March 31, 2010 and December 31, 2009 are price changes resulting from changes in the interest rate environment.  Additional details on investment activities can be found in the Consolidated Statements of Cash Flows.

Total loans at March 31, 2010 were $682.9 million compared to $699.1 million at December 31, 2009, a decrease of approximately $16.3 million.  Nearly $6.9 million of the decrease in loans came from the Acquired Banks as decreasing the total assets of these two banks is part of management’s strategy to improve the ratio of the banks’ capital to assets. The remaining decrease in loans was largely due to loan payoffs and principal payments which more than offset sluggish loan demand during the first quarter of 2010.

Deposits totaled $900.2 million as of March 31, 2010, a $13.6 million decrease from the $913.8 million in deposits at December 31, 2009.  The overall decrease in deposits is largely due to a $24.3 million decrease in time and other interest bearing deposits at Adams again as part of management’s strategy to improve the ratio of the bank’s capital to assets.  The remaining banks, during the first quarter of 2010, experienced a $4.7 million increase in non-interest bearing deposits and a $6.6 million increase in other interest bearing deposits partially offset by a $648,000 decrease in time deposits $100,000 and over.  Similarly, repurchase agreements with corporate and public entity customers decreased during the first quarter of 2010, declining by $2.4 million to $22.2 million as of March 31, 2010.  Decreases at Adams accounted for $3.1 million of this decrease with the remaining banks increasing their repurchase agreement balances by $692,000 in total during the first quarter of 2010.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
MARCH 31, 2010

Long-term Federal Home Loan Bank (FHLB) advances declined by $105,000 in the first three months of 2010 due to regularly scheduled principal payments and accretion of a yield adjustment on the FHLB advance assumed via acquisition of Adams.  Other borrowed funds decreased by $474,000 during the first quarter of 2010 due to regularly scheduled principal payments.  See Note 5 to the consolidated financial statements for additional information on the Company’s outstanding FHLB advances.

The following table sets forth information with respect to the Company’s nonperforming assets at March 31, 2010 and December 31, 2009.

	(In Thousands)
	2010	2009
Non-accrual loans	$48,346	$46,299
Accruing loans which are contractually past due 90 days or more	748	489
Restructured	12,233	11,974
Total non-performing loans	61,327	58,762
Other real estate acquired through foreclosure (OREO)	9,672	9,251
Total non-performing assets	$70,999	$68,013

Non-performing loans as a percentage of total loans	8.98%	8.40%

Non-performing assets as a percentage of total assets	6.53%	6.17%

Total non-performing loans have increased since year-end, due to increases in non-accrual loans, loans past due 90 days or more and loans restructured in an effort help borrowers meet their obligation to repay their loans.  These increases were in addition to an increase in other real estate acquired through foreclosure.  The increase in other real estate owned is largely due to the foreclosure of approximately $1.3 million of non-accrual loans partially offset by sales of $879,000 of OREO properties.  The significant level of non-accrual loans and OREO is due to the non-performing assets that came with the acquisition of Abigail Adams and its two subsidiary banks.

At December 31, 2009, the Acquired Banks accounted for $48.0 million or 70.5% of Premier’s non-performing assets while at March 31, 2010 the Acquired Banks accounted for $49.9 million or 70.3% of Premier’s non-performing assets.  However, since these assets were recorded at an estimated fair value on the date of acquisition, the amount of credit risk assumed by Premier is not nearly as great as the volume of non-performing assets suggests taken at face value.  The estimate of fair value on all loans, but particularly on non-performing assets, included factors for the measurement of credit risk, interest rate risk and re-salability in the most advantageous market for the loans in an orderly transaction between market participants. These estimates included significant discounts on the non-accrual loans.  Since the estimated fair value of these loans was believed to have accounted for the reasonably estimable credit risk in the loans, consistent with new accounting guidance for acquisitions after 2008, no allowance for loan losses for these loans was recorded at the date of acquisition.  Under previous accounting standards, the loan loss allowance of acquired banks would have carried over to Premier’s books and records, as was the case for Traders and Citizens First.  The following table illustrates the face value of the non-performing assets of the Acquired Banks as of March 31, 2010 and December 31, 2009 and the discounted net carrying value of those non-performing assets.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
MARCH 31, 2010

NON-PERFORMING ASSETS AT ACQUIRED SUBSIDIARY BANKS
(Dollars in thousands)
	March 31, 2010		December 31, 2009
	Face Value	Discounted Net Carrying Value	Face Value	Discounted Net Carrying Value
Non-performing Assets
Non-accrual loans	$53,027	$41,907	$48,430	$39,306
Loans 90+ days past due	51	49	119	115
Other real estate owned	9,242	7,947	9,830	8,535
Total non-performing assets	$62,320	$49,903	$58,379	$47,956

(1) Face value includes reductions for interest payments received on loans while on non-accrual status in accordance with the cost recovery method of accounting for non-accrual loans.

Many of the non-accrual loans obtained from the Acquired Banks are continuing to be accounted for under cost recovery methods of income recognition as permitted by the guidance for accounting for non-accrual loans acquired in a business combination.  Most of the non-accrual loans at the Acquired Banks were placed in that status due to a lack of predictable cash flows from the borrower.  At acquisition by Premier, these loans were recorded at their estimated fair value.  These estimates included significant discounts on the non-accrual loans.  Yet, the lack of predictable cash flows from the borrowers remains.  As a result, accounting guidance requires these loans to continue to be accounted for under cost recovery methods of income recognition, even though the estimated collateral value may exceed the discounted net carrying value.

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

During the first quarter of 2010, the Company recorded $571,000 of provisions for loan losses, largely due to estimated increases in overall credit risk in the loan portfolio.  The continuing level of non-performing loans plus the increase in net charge-offs are evidence of the increasing credit risk in the loan portfolio.  The longer the downturn in the national and local economy continues, the greater the risk that one or more of Premier’s loan customers may be affected in a negative way and therefore struggle to meet their commitment to repay their loan. The $571,000 first quarter 2010 provision for loan losses compares to $102,000 of provisions recorded during the first quarter of 2009.  The provisions for loan losses were made in accordance with Premier’s policies regarding management’s estimation of probable incurred losses in the loan portfolio and the adequacy of the allowance for loan losses, which are in accordance with accounting principles generally accepted in the United States of America.  In the coming months, Premier will continue to monitor the impact that national housing market price declines may have on its local markets and collateral valuations as management evaluates the adequacy of the allowance for loan losses.  While some price deterioration is expected, it is not currently anticipated that Premier’s markets will be impacted as severely as other areas of the country due to the historically modest increases in real estate values in the Company’s markets.  However, as local and national unemployment rates remain at elevated levels and the downturn in housing prices extends further into the future, there is an increasing risk of price deterioration in real estate values in the Company’s markets.  Future provisions to the allowance for loan losses, positive or negative, will depend on future improvement or deterioration in estimated credit risk in the loan portfolio as well as whether additional payments are received on loans having significant credit risk.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
MARCH 31, 2010

Gross charge-offs totaled $205,000 during the first three months of 2010.  Any collections on these loans would be presented in future financial statements as recoveries of the amounts charged against the allowance.  Recoveries recorded during the first three months of 2010 totaled $133,000 resulting in net charge-offs for the first quarter of 2010 of $71,000.  This compares to $59,000 of net charge-offs recorded in the first quarter of 2009.  The allowance for loan losses at March 31, 2010 was 1.18% of total loans compared to 1.08% at December 31, 2009.  The increase in the ratio is largely due to the $571,000 of additional provisions for loan losses exceeding the $71,000 of net charge-offs recorded in the first quarter of 2010 as well as the decrease in total loans outstanding.

The ratio of the allowance for loan losses to total loans has decreased significantly as a result of the acquisition of Abigail Adams.  As discussed earlier, the loans acquired from Abigail Adams were recorded at their estimated fair value.  Since the estimated fair value of these loans was believed to have accounted for the reasonably estimable credit risk in the loans, consistent with new accounting guidance for acquisitions after 2008, no allowance for loan losses for these loans was recorded at the date of acquisition.  In the six months since the acquisition, the Acquired Banks have recorded an allowance for loan losses of approximately $540,000 largely due to identified additional risks of loss on impaired loans.  Excluding the net loan portfolios of the Acquired Banks, Premier’s remaining operations have a collective allowance for loan losses of approximately 1.66% of total loans at March 31, 2010.  This compares to an approximately 1.60% collective ratio for these same entities at December 31, 2009.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
MARCH 31, 2010

C.         Critical Accounting Policies

The Company follows financial accounting and reporting policies that are in accordance with generally accepted accounting principles in the United States of America.  These policies are presented in Note 1 to the consolidated audited financial statements in the Company's annual report on Form 10-K for the year ended December 31, 2009.  Some of these accounting policies, as discussed below, are considered to be critical accounting policies.  Critical accounting policies are those policies that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  The Company has identified four accounting policies that are critical accounting policies, and an understanding of these policies is necessary to understand the financial statements.  These policies relate to determining the adequacy of the allowance for loan losses, the identification and evaluation of impaired loans, the impairment of goodwill and the realization of deferred tax assets.  A detailed description of these accounting policies is contained in the Company’s annual report on Form 10-K for the year ended December 31, 2009.  There have been no significant changes in the application of these accounting policies since December 31, 2009.

Management believes that the judgments, estimates and assumptions used in the preparation of the consolidated financial statements are appropriate given the factual circumstances at the time.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
MARCH 31, 2010

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

2.	Cash flow generated by repayment of loans and interest.

3.	Arrangements with correspondent banks for purchase of unsecured federal funds.

4.	The sale of securities under repurchase agreements and borrowing from the Federal Home Loan Bank.

5.	Maintenance of an adequate available-for-sale security portfolio. The Company owns $253.9 million of securities at fair value as of March 31, 2010.

The cash flow statements for the periods presented in the financial statements provide an indication of the Company’s sources and uses of cash as well as an indication of the ability of the Company to maintain an adequate level of liquidity.

      E.           Capital

At March 31, 2010, total shareholders’ equity of $129.8 million was 11.9% of total assets.  This compares to total shareholders’ equity of $128.6 million or 11.7% of total assets on December 31, 2009.

Tier I capital totaled $96.2 million at March 31, 2010, which represents a Tier I leverage ratio of 9.1%.  This ratio is up slightly from the 8.9% at December 31, 2009 as the growth in Tier I capital was divided by a decrease in total assets during the first quarter of 2010.

Book value per common share was $13.61 at March 31, 2010, and $13.46 at December 31, 2009.  The increase in book value per share was the result of the $0.25 per share earned during the quarter less the $0.11 per share common dividend and the $332,000 of preferred stock dividends and accretion.  Also increasing the book value per share was $75,000 of other comprehensive income for the first three months of 2010 related to the after tax increase in the market value of investment securities available for sale.

PREMIER FINANCIAL BANCORP, INC.
MARCH 31, 2010

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company currently does not engage in any derivative or hedging activity.  Refer to the Company’s 2009 10-K for analysis of the interest rate sensitivity.  The Company believes there have been no significant changes in the interest rate sensitivity since previously reported on the Company’s 2009 10-K.

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

PREMIER FINANCIAL BANCORP, INC.
MARCH 31, 2010

PART II - OTHER INFORMATION

Item 1.         Legal Proceedings                                                                                      None

Item 1A.      Risk Factors

Please refer to Premier’s Annual Report on Form 10-K for the year ended December 31, 2009 for disclosures with respect to Premier’s risk factors at December 31, 2009. There have been no material changes since year-end 2009 in the specified risk factors disclosed in the Annual Report on Form 10-K.

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

    2.1    Branch Purchase Agreement by and between Integra Bank National Association and Citizens Deposit Bank and Trust, Inc. dated April 29, 2010 filed as Exhibit 2.1 to Premier’s Form 8-K dated April 27, 2010 is incorporated herein by reference.

    2.2  Loan Purchase Agreement by and between Integra Bank National Association and Citizens Deposit Bank and Trust, Inc. dated April 29, 2010 filed as Exhibit 2.2 to Premier’s Form 8-K dated April 27, 2010 is incorporated herein by reference.

    10.1   Amendment 1 to the Agreement for Account Processing Outsourcing Services between Premier Financial Bancorp, Inc. and Fiserv Solutions, Inc. dated April 27, 2010 filed as Exhibit 10.1 to Premier’s Form 8-K dated April 27, 2010 is incorporated herein by reference.

    31.1   Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    31.2   Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    32      Certification Pursuant to 18 U.S.C §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

PREMIER FINANCIAL BANCORP, INC.
MARCH 31, 2010

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PREMIER FINANCIAL BANCORP, INC.

Date: May 14, 2010                                        /s/ Robert W. Walker
Robert W. Walker
President & Chief Executive Officer

Date: May 14, 2010                                        /s/ Brien M. Chase
Brien M. Chase
Senior Vice President & Chief Financial Officer