Form 10-Q
period 2010-06-30
PREMIER FINANCIAL BANCORP INC
filed 2010-08-13
CIK 887919

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

Common stock, no par value, – 7,937,143 shares outstanding at August 1, 2010

PREMIER FINANCIAL BANCORP, INC.
JUNE 30, 2010

2.

PREMIER FINANCIAL BANCORP, INC.
JUNE 30, 2010

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

3.

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2010 AND DECEMBER 31, 2009
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	(UNAUDITED)
	2010	2009
ASSETS
Cash and due from banks	$61,612	$61,611
Federal funds sold	17,771	22,985
Securities available for sale	233,805	240,970
Loans held for sale	800	897
Loans	689,295	699,133
Allowance for loan losses	(9,201)	(7,569)
Net loans	680,094	691,564
Federal Home Loan Bank and Federal Reserve Bank stock	7,403	7,005
Premises and equipment, net	14,521	15,200
Real estate and other property acquired through foreclosure	9,660	9,251
Interest receivable	4,056	4,250
Goodwill	28,724	28,724
Other intangible assets	2,594	2,795
Prepaid FDIC insurance premiums	2,512	2,900
Deferred taxes	9,582	10,713
Other assets	3,372	2,885
Total assets	$1,076,506	$1,101,750

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Non-interest bearing	$170,217	$172,182
Time deposits, $100k and over	137,002	149,890
Other interest bearing	585,985	591,712
Total deposits	893,204	913,784
Federal funds purchased	22	-
Securities sold under agreements to repurchase	21,448	24,600
Federal Home Loan Bank advances	10,727	14,937
Other borrowed funds	15,079	16,027
Interest payable	1,068	1,037
Other liabilities	2,908	2,809
Total liabilities	944,456	973,194

Stockholders' equity
Preferred stock, no par value; $1,000 liquidation preference,
1,000,000 shares authorized, 22,252 shares issued and outstanding	21,786	21,705
Common stock, no par value; 20,000,000 shares authorized;
7,937,143 shares issued and outstanding	71,436	71,412
Retained earnings	35,498	33,349
Accumulated other comprehensive income	3,330	2,090
Total stockholders' equity	132,050	128,556
Total liabilities and stockholders' equity	$1,076,506	$1,101,750

See Accompanying Notes to Consolidated Financial Statements

4.

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Interest income
Loans, including fees	$11,018	$7,453	$22,570	$14,878
Securities available for sale
Taxable	2,048	1,587	4,021	3,223
Tax-exempt	65	61	130	118
Federal funds sold and other	34	19	61	37
Total interest income	13,165	9,120	26,782	18,256

Interest expense
Deposits	2,190	2,236	4,413	4,589
Repurchase agreements and other	39	29	82	62
FHLB advances and other borrowings	223	193	511	385
Total interest expense	2,452	2,458	5,006	5,036

Net interest income	10,713	6,662	21,776	13,220
Provision for loan losses	1,409	110	1,980	212
Net interest income after provision for loan losses	9,304	6,552	19,796	13,008

Non-interest income
Service charges on deposit accounts	1,069	828	1,991	1,553
Electronic banking income	372	256	712	492
Secondary market mortgage income	95	129	184	212
Other	158	113	324	239
	1,694	1,326	3,211	2,496
Non-interest expenses
Salaries and employee benefits	3,916	2,656	7,987	5,450
Occupancy and equipment expenses	1,193	651	2,332	1,363
Outside data processing	1,021	779	2,030	1,534
Professional fees	266	241	491	582
Taxes, other than payroll, property and income	257	175	513	353
Write-downs, expenses, sales of other real estate owned, net	312	54	467	131
Supplies	118	100	238	208
FDIC insurance	417	515	872	606
Other expenses	1,055	714	2,135	1,422
	8,555	5,885	17,065	11,649
Income before income taxes	2,443	1,993	5,942	3,855
Provision for income taxes	224	638	1,410	1,271

Net income	$2,219	$1,355	$4,532	$2,584

Preferred stock dividends and accretion	305	-	637	-
Net income available to common stockholders	$1,914	$1,355	$3,895	$2,584

Net income per common share:
Basic	$0.24	$0.21	$0.49	$0.40
Diluted	0.23	0.21	0.48	0.40
Dividends per common share	0.11	0.11	0.22	0.22

See Accompanying Notes to Consolidated Financial Statements
5.

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income	$2,219	$1,355	$4,532	$2,584

Other comprehensive income:
Unrealized gains (losses) arising during the period	1,765	(888)	1,879	(785)
Reclassification of realized amount	-	-	-	-
Net change in unrealized gain (loss) on securities	1,765	(888)	1,879	(785)
Less tax impact	600	(302)	639	(267)
Other comprehensive income (loss):	1,165	(586)	1,240	(518)

Comprehensive income	$3,384	$769	$5,772	$2,066

See Accompanying Notes to Consolidated Financial Statements

6.

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	2010	2009
Cash flows from operating activities
Net income	$4,532	$2,584
Adjustments to reconcile net income to net cash from operating activities
Depreciation	732	516
Provision for loan losses	1,980	212
Amortization (accretion), net	(1,617)	251
OREO writedowns (gains on sales), net	1	133
Stock compensation expense	24	27
Loans originated for sale	(8,331)	(14,987)
Secondary market loans sold	8,612	12,587
Secondary market income	(184)	(212)
Gain on sale of building	(81)	-
Changes in :
Interest receivable	194	716
Other assets	316	421
Interest payable	31	(102))
Other liabilities	99	174
Net cash from operating activities	6,308	2,320

Cash flows from investing activities
Purchases of securities available for sale	(130,360)	(85,061)
Proceeds from maturities and calls of securities available for sale	139,113	78,953
Purchase of FRB and FHLB stock, (net of redemptions)	(398)	107
Net change in federal funds sold	5,214	2,920
Net change in loans	9,247	1,429
Purchases of premises and equipment, net	28	(592)
Proceeds from sale of other real estate acquired through foreclosure	1,431	225
Net cash from investing activities	24,275	(2,019)

Cash flows from financing activities
Net change in deposits	(20,117)	12,646
Common stock dividends paid	(1,746)	(1,406)
Preferred stock dividends paid	(556)	-
Net change in short-term Federal Home Loan Bank advances	-	(1,300)
Repayment of Federal Home Loan Bank advances	(4,085)	(88)
Repayment of other borrowed funds	(948)	(961)
Net change in federal funds purchased	22	-
Net change in agreements to repurchase securities	(3,152)	(6,207)
Net cash from financing activities	(30,582)	2,684

Net change in cash and cash equivalents	1	2,985

Cash and cash equivalents at beginning of period	61,611	22,148

Cash and cash equivalents at end of period	$61,612	$25,133

(continued)

7.

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	2010	2009
Supplemental disclosures of cash flow information:
Cash paid during period for interest	$4,975	$5,138

Cash paid during period for income taxes	1,350	750

Loans transferred to real estate acquired through foreclosure	1,841	299

See Accompanying Notes to Consolidated Financial Statements

8.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Premier Financial Bancorp, Inc. ("the Company" or "Premier") and its wholly owned subsidiaries:

				June 30, 2010
		Year	Total	Net Income
Subsidiary	Location	Acquired	Assets	Qtr	Six Mos
Citizens Deposit Bank & Trust	Vanceburg, Kentucky	1991	$121,674	$355	$735
Farmers Deposit Bank	Eminence, Kentucky	1996	62,826	192	326
Ohio River Bank	Ironton, Ohio	1998	92,775	319	631
First Central Bank, Inc.	Philippi, West Virginia	1998	128,164	388	757
Boone County Bank, Inc.	Madison, West Virginia	1998	168,758	205	661
Traders Bank	Spencer, West Virginia	2008	155,675	712	1,009
Adams National Bank	Washington, DC	2009	262,857	(59)	484
Consolidated Bank & Trust	Richmond, Virginia	2009	76,158	214	459
Mt. Vernon Financial Holdings, Inc.	Huntington, West Virginia	1999	221	0	(6)
Parent and Intercompany Eliminations			7,398	(107)	(524)
Consolidated Total			$1,076,506	$2,219	$4,532

All significant intercompany transactions and balances have been eliminated.

New Accounting Standards:
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

9.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  1–BASIS OF PRESENTATION - continued

In January 2010, the FASB issued Accounting Standards Update No. 2010-4, “Accounting for Various Topics, Technical Corrections to SEC Paragraphs.”  In addition, in February 2010, the FASB issued Accounting Standards Update No. 2010-8, “Technical Corrections to Various Topics.”  These updates covered a wide variety of accounting matters, including subsequent events, goodwill, derivative financial instruments, and investments in limited partnerships.  The most significant provisions of these updates were effective upon issuance and did not have a material effect on the Company’s results of operations or financial position.

In January 2010, the FASB amended previous guidance related to fair value measurements and disclosures, which requires new disclosures for transfers in and out of Levels 1 and 2 and requires a reconciliation to be provided for the activity in Level 3 fair value measurements.  A reporting entity should disclose separately the amounts of significant transfers in and out of Levels 1 and 2 and provide an explanation for the transfers. This guidance is effective for interim periods beginning after December 15, 2009, and did not have a material effect on the Company’s results of operations or financial position.

In the reconciliation for fair value measurements using unobservable inputs (Level 3) a reporting entity should present separately information about purchases, sales, issuances, and settlements on a gross basis rather than a net basis. Disclosures relating to purchases, sales, issuances, and settlements  in  the  roll  forward  of  activity  in  Level 3 fair value measurement will become effective after December 15, 2010, and for interim  periods  within  those  fiscal  years.  The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position but it will require expansion of the Company’s future disclosures about fair value measurements.

In July 2010, the FASB issued ASU No. 2010-20, “Receivables (Topic 310) – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  The ASU expands the disclosures about the credit quality of financing receivables and the related allowance for credit losses.  The ASU also requires disaggregation of existing disclosures by portfolio segment.  The amendments that require disclosures as of the end of a reporting period are effective for periods ending on or after December 15, 2010.  The amendments that require disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010.  The adoption of this guidance will expand the Company’s disclosures surrounding credit quality of financing receivables and the related allowance for credit losses.

10.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  2 –SECURITIES

Amortized cost and fair value of investment securities, by category, at June 30, 2010 are summarized as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
Mortgage-backed securities
U. S. agency MBS - residential	$44,314	$2,515	$-	$46,829
U. S. agency CMO’s	15,128	766	-	15,894
Total mortgage-backed securities of government sponsored entities	59,442	3,281	-	62,723
U. S. government sponsored entity securities	153,926	1,166	(63)	155,029
Obligations of states and political subdivisions	10,064	229	(29)	10,264
Other securities	5,327	473	(11)	5,789
Total available for sale	$228,759	$5,149	$(103)	$233,805

Amortized cost and fair value of investment securities, by category, at December 31, 2009 are summarized as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
Mortgage-backed securities
U. S. agency MBS - residential	$52,563	$1,934	$(15)	$54,482
U. S. agency CMO’s	18,771	789	-	19,560
Total mortgage-backed securities of government sponsored entities	71,334	2,723	(15)	74,042
U. S. Treasury securities	1,000	5	-	1,005
U. S. government sponsored entity securities	149,951	407	(291)	150,067
Obligations of states and political subdivisions	10,195	175	(123)	10,247
Other securities	5,323	322	(36)	5,609
Total available for sale	$237,803	$3,632	$(465)	$240,970

.

11.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  2–SECURITIES - continued

The amortized cost and fair value of securities at June 30, 2010 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available for sale
Due in one year or less	$2,262	$2,276
Due after one year through five years	41,078	41,578
Due after five years through ten years	121,200	122,102
Due after ten years	3,685	3,887
Corporate preferred securities	1,092	1,239
Mortgage-backed securities of government sponsored entities	59,442	62,723
Total available for sale	$228,759	$233,805

Securities with unrealized losses at June 30, 2010 aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. government sponsored entity securities	$4,006	$(34)	$1,019	$(29)	$5,025	$(63)
Obligations of states and political subdivisions	1,739	(24)	273	(5)	2,012	(29)
Other securities	2,285	(11)	-	-	2,285	(11)

Total temporarily impaired	$8,030	$(69)	$1,292	$(34)	$9,322	$(103)

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

The investment portfolio is predominately high quality interest-bearing debt securities with defined maturity dates backed by the U.S. Government or Government sponsored entities.  The unrealized losses at June 30, 2010 and December 31, 2009 are price changes resulting from changes in the interest rate environment and it is more likely than not that the Company will not be required to sell the securities before their anticipated recovery.  Therefore, the Company does not consider the securities to be other-than-temporarily impaired.  Their fair value is expected to recover as the securities approach their maturity date and/or market conditions improve.

13.

 PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3 – LOANS

Major classifications of loans at June 30, 2010 and December 31, 2009 are summarized as follows:
	2010	2009
Commercial, secured by real estate	$301,282	$304,607
Commercial, other	75,198	76,140
Real estate construction	42,514	51,637
Residential real estate	209,099	211,552
Agricultural	2,554	2,710
Consumer and home equity	51,011	49,312
Other	7,637	3,175
	$689,295	$699,133

The following table sets forth information with respect to the Company’s impaired loans at June 30, 2010 and December 31, 2009.
	2010	2009
Impaired loans at period end with an allowance	$27,656	$14,494
Impaired loans at period end with no allowance	44,775	49,370
Amount of allowance for loan losses allocated	2,221	1,279

The following table sets forth information with respect to the Company’s nonperforming loans at June 30, 2010 and December 31, 2009.
	2010	2009
Non-accrual loans	$48,997	$46,299
Accruing loans which are contractually past due 90 days or more	3,702	489
Restructured loans	11,867	11,974
Total	$64,566	$58,762

NOTE  4 – ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for the three and six months ended June 30, 2010 and 2009 are as follows:
	Three Months Ended		Six Months Ended
	June 30		June 30,
	2010	2009	2010	2009
Balance, beginning of period	$8,068	$8,587	$7,569	$8,544
Gross charge-offs	(378)	(311)	(583)	(476)
Recoveries	102	64	235	170
Provision for loan losses	1,409	110	1,980	212
Balance, end of period	$9,201	$8,450	$9,201	$8,450

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

Advances from the FHLB at June 30, 2010 and December 31, 2009 were as follows:

	2010	2009
Payment due at maturity in March 2012, fixed rate at 1.81%	$10,417	$10,542
Payments due at maturity in May 2010, fixed rate at rates from 6.25% to 6.64%, averaging 6.45%	-	4,000
Payments due monthly with maturities from November 2011 to July 2012, fixed rates from 4.10% to 4.40%, averaging 4.26%	310	395
Overnight borrowed funds	-	-
	$10,727	$14,937

Advances are secured by the FHLB stock, certain pledged investment securities and substantially all single family first mortgage loans of the participating Banks.  Scheduled principal payments due on advances during the five years subsequent to June 30, 2010 are as follows:

2010 (remaining six months)	$212
2011	422
2012	10,093
2013	-
2014	-
Thereafter	-
$10,727

15.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  6 - STOCKHOLDERS’ EQUITY AND REGULATORY MATTERS

The Company’s principal source of funds for dividend payments to stockholders is dividends received from the subsidiary Banks.  Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies.  Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, as defined, combined with the retained net profits of the preceding two years, subject to the capital requirements and additional restrictions as discussed below.  During 2010 the Banks could, without prior approval, declare dividends of approximately $2.5 million plus any 2010 net profits retained to the date of the dividend declaration.

The Company and the subsidiary Banks are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s operations and financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Banks must meet specific guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.

These quantitative measures established by regulation to ensure capital adequacy require the Company and Banks to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of June 30, 2010, that the Company and the Banks meet all quantitative capital adequacy requirements to which they are subject.

Shown below is a summary of regulatory capital ratios for the Company:
	June 30, 2010	December 31, 2009	Regulatory Minimum Requirements	To Be Considered Well Capitalized
Tier I Capital (to Risk-Weighted Assets)	14.2%	13.6%	4.0%	6.0%
Total Capital (to Risk-Weighted Assets)	15.4%	14.6%	8.0%	10.0%
Tier I Capital (to Average Assets)	9.2%	8.9%	4.0%	5.0%

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

As of June 30, 2010, the most recent notification from each of the Banks’ primary Federal regulators categorized the subsidiary Banks as well capitalized under the regulatory framework for prompt corrective action, except Adams National Bank.  To be categorized as well capitalized, the Banks must maintain minimum Total risk-based, Tier I risk-based and Tier I leverage ratios as

16.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  6 - STOCKHOLDERS’ EQUITY AND REGULATORY MATTERS - continued

set forth in the preceding table.  There are no conditions or events since that notification that management believes have changed the Banks’ categories.  Adams National Bank is subject to a written agreement with the OCC and is required to maintain minimum capital ratios in excess of the ratios required to be defined as well capitalized under the framework for prompt corrective action.  This requirement means that the bank may not be deemed to be well capitalized while the written agreement is in effect.  At June 30, 2010, Adams National Bank’s capital ratios met or exceeded the minimum capital ratios required by its written agreement with the OCC.

As more fully discussed in Note 12 – Subsequent Event, Premier and Consolidated Bank and Trust Company (“CB&T”) are parties to a Written Agreement with the Federal Reserve Bank of Richmond (“FRB”) and the State Corporation Commission Bureau of Financial Institutions (“Virginia Bureau”) which requires prior written approval of the FRB and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System for declaring or paying any dividends from Premier and also the Virginia Bureau’s approval for declaring or paying any dividends from CB&T.

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

Compensation expense of $24,000 was recorded for the first six months of 2010 compared to $27,000 for the first six months of 2009.  For the three months ended June 30, $14,000 was recorded for 2010 while $13,000 was recorded for 2009.  Stock-based compensation expense is recognized ratably over the requisite service period for all awards. Unrecognized stock-based compensation expense related to stock options totaled $65,000 at June 30, 2010. This unrecognized expense is expected to be recognized over the next 32 months based on the vesting periods of the options.

A summary of the Company’s stock option activity and related information is presented below for the six months ended June 30:

	2010		2009
		Weighted Average Exercise		Weighted Average Exercise
	Options	Price	Options	Price
Outstanding at beginning of year	212,449	$11.18	181,916	$12.47
Grants	47,700	8.90	47,100	6.55
Exercises	-	-	-	-
Forfeitures or expired	(2,000)	12.42	(11,567)	12.01
Outstanding at June 30,	258,149	$10.75	217,449	$8.68

Exercisable at June 30,	165,699		131,631
Weighted average remaining life of options outstanding	6.9		7.2
Weighted average fair value of options granted during the year	$1.41		$0.37

Options outstanding at period-end are expected to fully vest.

19.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  8– STOCK COMPENSATION EXPENSE - continued

Additional information regarding stock options outstanding and exercisable at June 30, 2010, is provided in the following table:

	- - - - - - - - Outstanding - - - - - - - -			- - - - - - - - Currently Exercisable - - - - - - - -
Range of Exercise Prices	Number	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value

$6.50 to $10.00	131,716	$8.00	$62	52,959	4.7	$8.06	$21
$10.01 to $12.50	28,333	11.62	-	28,333	5.6	11.62	-
$12.51 to $15.00	70,600	13.46	-	56,907	7.1	13.59	-
$15.01 to $17.50	27,500	16.00	-	27,500	5.6	16.00	-
Outstanding - Jun 30, 2010	258,149	10.75	$62	165,699	5.7	11.89	$21

NOTE  9 – EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the earnings per common share and earnings per common share assuming dilution computations for the three and six months ended June 30, 2010 and 2009 is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Basic earnings per share
Income available to common stockholders	$1,914	$1,355	$3,895	$2,584
Weighted average common shares outstanding	7,937	6,393	7,937	6,393
Earnings per share	$0.24	$0.21	$0.49	$0.40

Diluted earnings per share
Income available to common stockholders	$1,914	$1,355	$3,895	$2,584
Weighted average common shares outstanding	7,937	6,393	7,937	6,393
Add dilutive effects of potential additional common stock	261	-	234	-
Weighted average common and dilutive potential common shares outstanding	8,198	6,393	8,171	6,393
Earnings per share assuming dilution	$0.23	$0.21	$0.48	$0.40

Stock options for 197,299 and 229,016 shares of common stock were not considered in computing diluted earnings per share for the periods ended June 30, 2010 and 2009 because they were antidilutive.

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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument measured on a recurring basis:

Investment Securities:  The fair values for securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges, if available (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities' relationship to other benchmark quoted securities (Level 2). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). Discounted cash flows are calculated using estimates of current market rates for each type of security. During times when trading is more liquid, broker quotes are used (if available) to validate the model. Rating agency and industry research reports as well as defaults and deferrals on individual securities are reviewed and incorporated into the calculations.

21.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  10 – FAIR VALUE - continued

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at June 30, 2010 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale
Mortgage-backed securities
U. S. agency MBS - residential	$46,829	$-	$46,829	$-
U. S. agency CMO’s	15,894	-	15,894	-
Total mortgage-backed securities of government sponsored entities	62,723	-	62,723	-
U. S. government sponsored entity securities	155,029	-	155,029	-
Obligations of states and political subdivisions	10,264	-	10,124	140
Other securities	5,789	-	5,789	-
Total available for sale	$233,805	$-	$233,665	$140

		Fair Value Measurements at December 31, 2009 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale
Mortgage-backed securities
U. S. agency MBS - residential	$54,482	$-	$54,482	$-
U. S. agency CMO’s	19,560	-	19,560	-
Total mortgage-backed securities of government sponsored entities	74,042	-	74,042	-
U. S. Treasury securities	1,005	-	1,005	-
U. S. government sponsored entity securities	150,067	-	150,067	-
Obligations of states and political subdivisions	10,247	-	10,107	140
Other securities	5,609	-	5,609	-
Total available for sale	$240,970	$-	$240,830	$140

22.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  10 – FAIR VALUE - continued

The carrying amounts and estimated fair values of financial instruments at June 30, 2010 and December 31, 2009 were as follows:

	June 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and due from banks	$61,612	$61,612	$61,611	$61,611
Federal funds sold	17,771	17,771	22,985	22,985
Securities available for sale	233,805	233,805	240,970	240,970
Loans held for sale	800	800	897	897
Loans, net	680,094	681,395	691,564	691,708
Federal Home Loan Bank and Federal Reserve Bank stock	7,403	n/a	7,005	n/a
Interest receivable	4,056	4,056	4,250	4,250

Financial liabilities
Deposits	$(893,204)	$(895,853)	$(913,784)	$(917,859)
Securities sold under agreements to repurchase	(21,470)	(21,470)	(24,600)	(24,600)
Federal Home Loan Bank advances	(10,727)	(10,876)	(14,937)	(15,028)
Other borrowed funds	(15,079)	(15,045)	(16,027)	(15,984)
Interest payable	(1,068)	(1,068)	(1,037)	(1,037)

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

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at June 30, 2010 Using
	June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$25,435	$-	$-	$25,435
Other real estate owned	9,660	-	-	9,660

		Fair Value Measurements at December 31, 2009 Using
	Dec 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired Loans	$13,215	$-	$-	$13,215
Other real estate owned	9,251	-	-	9,251

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $27,656,000 at June 30, 2010 with a valuation allowance of $2,221,000 and a carrying amount of $14,494,000 at December 31, 2009 with a valuation allowance of $1,279,000, resulting in a provision for loan losses of $942,000 for the six months ended June 30, 2010 and an additional provision for loan losses of $769,000 for the three months ended June 30, 2010.

24.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  11 – PENDING BRANCH PURCHASE

On April 29, 2010 Citizens Deposit Bank and Trust (“Citizens”), a wholly-owned subsidiary of Premier agreed to purchase four banking offices from Integra Bank N.A. (“Integra Bank”).  The banking offices are located in Maysville and Mount Olivet, Kentucky and Ripley and Aberdeen, Ohio.

Citizens will assume approximately $73.4 million of deposit liabilities related to the four branches and acquire $18.3 million of branch related loans, as well as $38.1 million of additional commercial real estate loans and $10.6 million of other commercial loans selected by Citizens originated from other Integra offices.  The Kentucky branches include approximately $47.3 million of deposits, while the Ohio branches include approximately $26.1 million of deposits. Citizens expects that the branch purchase transaction will have a minimal impact on the bank’s liquidity, as it has been designed to minimize the amount of cash required from either party.

Citizens will pay a deposit premium for the deposit liabilities it assumes and will also acquire the commercial and commercial real estate loans included in the branch sale transaction at par value.  The final deposit premium will be determined at the closing date and is dependent upon the deposit mix and balances at each of the branches but is estimated to approximate 3.38%.  The four banking offices will be sold at their book values, as will the other fixed assets.  The transaction is subject to customary closing conditions, including regulatory approval. The parties expect the branch sale transaction to close in the third quarter of 2010.

NOTE  12 – SUBSEQUENT EVENT

On July 29, 2010, Consolidated Bank and Trust Company (“CB&T” or “the Bank”), a wholly owned subsidiary of Premier, the Federal Reserve Bank of Richmond (“FRB”) and the State Corporation Commission Bureau of Financial Institutions (“Virginia Bureau”) entered into a written agreement (“Written Agreement”) requiring CB&T to perform certain actions primarily designed to improve the credit quality of the Bank.  Abigail Adams National Bancorp, Inc. (“AANBI”), as parent of CB&T, and Premier, as parent of AANBI, were also named as parties to the Written Agreement to ensure that the Bank complies with the Written Agreement.

The Written Agreement requires the Bank to submit written plans to strengthen board oversight of the Bank, improve the Bank’s asset quality, review and revise the Bank’s methodology for determining the allowance for loan losses, maintain sufficient capital at the Bank, improve the Bank’s earnings, and enhance the Bank’s liquidity position and funds management practices.  The Bank is also required to submit quarterly written progress reports.  The agreement restricts the Bank’s ability to declare and pay dividends without prior written approval of the regulatory agencies or incur, increase, or guarantee any debt without prior written approval of the regulatory agencies.

In addition to ensuring the Bank complies with provisions of the Written Agreement, Premier is also specifically subject to the provision requiring prior written approval of the FRB and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System for declaring or paying any dividends, and the provision requiring prior written approval of the FRB before incurring, increasing or guaranteeing any debt or purchasing or redeeming any shares of its stock.

25.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
JUNE 30, 2010

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

Net income for the six months ended June 30, 2010 was $4,532,000, or $0.48 per diluted share, compared to net income of $2,584,000, or $0.40 per diluted share for the six months ended June 30, 2009.  The increase in income in 2010 is largely due to the acquisition of Abigail Adams National Bancorp, Inc. (Abigail Adams) and its two subsidiary banks, Adams National Bank (Adams) and Consolidated Bank and Trust (CB&T) on October 1, 2009 (collectively the “Acquired Banks”).  The operations of the Acquired Banks are only included in Premier’s results from the date of acquisition and therefore, are included in the first six months of 2010 results but not the first six months of 2009 results.  The operations of Adams and CB&T added $943,000 of net income in the first six months of 2010.  Excluding this income, the remaining Premier operations increased net income in the first six months of 2010 by $1,005,000, or 38.9%, compared to the same period of 2009, as the decrease in interest expense exceeded the decrease in interest income while the decrease in net overhead costs more than offset an increase in the provision for loan losses.  These were also complemented by a decrease in income tax expense.  The annualized returns on average common shareholders’ equity and average assets were approximately 7.09% and 0.82% for the six months ended June 30, 2010 compared to 5.66% and 0.70% for the same period in 2009.  For the quarter ending June 30, 2010, annualized returns on average common shareholders’ equity and average assets were approximately 6.96% and 0.81% compared to 5.95% and 0.74% for the same quarter of 2009.

Net income for the three months ended June 30, 2010 was $2,219,000, or $0.23 per diluted share, compared to net income of $1,355,000, or $0.21 per diluted share for the three months ended June 30, 2009.  Again, the increase in income in 2010 is partially due to the inclusion of the operations of the Acquired Banks in 2010 but not in 2009.  The operations of Adams and CB&T added $155,000 of net income in the second quarter of 2010.

26.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
JUNE 30, 2010

Excluding this income, the remaining Premier operations increased net income in the second quarter of 2010 by $709,000, or 52.3%, compared to the same period of 2009, as the decrease in interest expense exceeded the decrease in interest income. However, the increase in the provision for loan losses exceeded the decrease in net overhead costs.  The second quarter 2010 results were also enhanced by a decrease in income tax expense.

Net interest income for the six months ending June 30, 2010 totaled $21.78 million, up $8.56 million, or 64.7%, from the $13.22 million of net interest income earned in the first six months of 2009, as the $7.99 million of additional net interest income of the Acquired Banks added to the 4.3% increase in net interest income of Premier’s other operations.  Interest income in the first six months of 2010 increased by $8.53 million, or 46.7%, as a result of the $9.03 million of interest income added by the operations of the Acquired Banks.  Excluding the operations of the Acquired Banks, interest income decreased by $505,000, or 2.8%, in the first six months of 2010.  Interest income on loans decreased by $272,000, largely due to a lower average volume of loans outstanding and a slightly lower yield earned on those loans.  Interest earned on investments decreased by $229,000, due to lower average yields even though on a higher average volume of investments.  Interest earned on federal funds sold and interest bearing bank balances decreased by $4,000, largely due to lower yields earned resulting from the Federal Reserve Board of Governors’ policy to stimulate the economy by maintaining the federal funds sold rate near 0.00% to 0.25%.

Interest expense in the first six months of 2010 (which includes the $1.04 million increase in interest expense in 2010 from the operations of the Acquired Banks) decreased by $30,000, or 0.6%, when compared to the same six months of 2009.  Excluding the Acquired Banks’ operations, interest expense decreased by $1.07 million, or 21.3%, in 2010 compared to the first six months of 2009, more than offsetting the decrease in interest income from the remaining Premier operations.  Interest expense on deposits (excluding the operations of the Acquired Banks) decreased by $1.08 million, or 23.5%, largely due to lower rates paid, although on a higher average balance of deposits outstanding.  Interest expense on repurchase agreements and other short-term borrowings decreased by $3,000, largely due to a lower average balance.  Interest expense on FHLB advances decreased by $53,000, due to a decrease in the average balance outstanding resulting from principal payments and maturities during the last twelve months as well as a lower average rate paid as a result of maturities in the second quarter of 2010.  Slightly offsetting these decreases, interest expense on other borrowings increased by $62,000 due to higher rates paid on a higher average outstanding balance. The Board of Governors’ policy to reduce the federal funds rate to nearly zero, coupled with the U.S. Treasury actively buying investment securities, has significantly reduced the yield on much of Premier’s earning assets including investments, federal funds sold and variable rate loans.  Premier has tried to offset some of the lower interest income by lowering the rates paid on its deposits and repurchase agreements with customers.  However, the higher yield on the loans of the Acquired Banks coupled with the lower rates paid on the interest bearing deposits and borrowings of the Acquired Banks have combined to boost Premier’s overall net interest margin.  Premier’s net interest margin in the first six months of 2010 was 4.38% compared to 4.01% for the same period in 2009.  A portion of the additional interest income on loans from the acquired banks is the result of recognizing into interest income the remaining fair value discount on notes that are fully paid-off during the period.  These events cannot be predicted with certainty and may positively or negatively affect interest income on loans in future months.

27.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
JUNE 30, 2010

Additional information on Premier’s net interest income for the first six months of 2010 and 2009 is contained in the following table.

PREMIER FINANCIAL BANCORP, INC.
AVERAGE CONSOLIDATED BALANCE SHEETS
AND NET INTEREST INCOME ANALYSIS

	Six Months Ended June 30, 2010			Six Months Ended June 30, 2009
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
Assets
Interest Earning Assets
Federal funds sold and other	$64,903	$61	0.19%	$34,255	$37	0.22%
Securities available for sale
Taxable	242,055	4,021	3.32	160,785	3,223	4.01
Tax-exempt	10,250	130	3.84	7,419	118	4.82
Total investment securities	252,305	4,151	3.34	168,204	3,341	4.04
Total loans	687,921	22,570	6.62	464,410	14,878	6.46
Total interest-earning assets	1,005,129	26,782	5.38%	666,869	18,256	5.53%
Allowance for loan losses	(7,916)			(8,545)
Cash and due from banks	19,853			24,875
Other assets	76,010			47,784
Total assets	$1,093,076			$730,983

Liabilities and Equity
Interest-bearing liabilities
Interest-bearing deposits	$733,902	4,413	1.21	$496,268	4,589	1.86
Short-term borrowings	22,024	82	0.75	14,129	62	0.88
FHLB advances	13,881	207	3.12	5,125	143	5.63
Other borrowings	15,536	304	3.95	15,055	242	3.24
Total interest-bearing liabilities	785,343	5,006	1.29%	530,577	5,036	1.91%
Non-interest bearing deposits	172,290			105,764
Other liabilities	4,446			3,858
Shareholders’ equity	130,997			90,784
Total liabilities and equity	$1,093,076			$730,983

Net interest income		$21,776			$13,220
Net interest spread			4.09%			3.62%
Net interest margin			4.38%			4.01%

28.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
JUNE 30, 2010

Additional information on Premier’s net interest income for the second quarter of 2010 and second quarter of 2009 is contained in the following table.

PREMIER FINANCIAL BANCORP, INC.
AVERAGE CONSOLIDATED BALANCE SHEETS
AND NET INTEREST INCOME ANALYSIS

	Three Months Ended June 30, 2010			Three Months Ended June 30, 2009
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
Assets
Interest Earning Assets
Federal funds sold and other	$66,559	$34	0.20%	$27,472	$19	0.28%
Securities available for sale
Taxable	245,021	2,048	3.34	169,897	1,587	3.74
Tax-exempt	10,242	65	3.85	7,595	61	4.87
Total investment securities	255,263	2,113	3.36	177,492	1,648	3.78
Total loans	683,509	11,018	6.47	464,118	7,453	6.44
Total interest-earning assets	1,005,331	13,165	5.26%	669,082	9,120	5.48%
Allowance for loan losses	(8,150)			(8,521)
Cash and due from banks	19,509			25,365
Other assets	75,863			48,476
Total assets	$1,092,553			$734,402

Liabilities and Equity
Interest-bearing liabilities
Interest-bearing deposits	$732,456	2,190	1.20	$499,210	2,236	1.80
Short-term borrowings	20,037	39	0.78	12,585	29	0.92
FHLB advances	12,885	71	2.39	4,598	71	6.19
Other borrowings	15,296	152	3.99	14,813	122	3.30
Total interest-bearing liabilities	780,674	2,452	1.26%	531,206	2,458	1.86%
Non-interest bearing deposits	175,690			108,122
Other liabilities	4,541			3,953
Shareholders’ equity	131,648			91,121
Total liabilities and equity	$1,092,553			$734,402

Net interest income		$10,713			$6,662
Net interest spread			4.01%			3.62%
Net interest margin			4.29%			4.01%

Net interest income for the quarter ending June 30, 2010 totaled $10.71 million, up $4.05 million or 60.8% from the $6.66 million of net interest income earned in the second quarter of 2009, as the $3.74 million of additional net interest income of the Acquired Banks added to the 4.7% increase in net interest income of Premier’s other operations.  Interest income in the second quarter of 2010 increased by $4.05 million, or 44.4%, as a result of the $4.27 million of interest income added by the operations of the Acquired Banks.  Excluding the operations of the Acquired Banks, interest income decreased by $220,000, or 2.4%, in the second quarter of 2010 when compared to the same quarter of 2009.  Interest income on loans decreased by $146,000, largely due to a lower average volume of loans outstanding and a slightly lower yield.  Interest earned on investments decreased by $73,000, due to lower average yields even though on a higher average volume of investments.  Interest earned on federal funds sold and interest bearing bank balances decreased by $1,000, largely due lower yields earned resulting from the Federal Reserve Board of Governors’ policy to stimulate the economy by maintaining the federal funds sold rate near 0.00% to 0.25%.

29.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
JUNE 30, 2010

Interest expense in the second quarter of 2010 (which includes the $527,000 increase in interest expense in the second quarter of 2010 from the operations of the Acquired Banks) decreased by $6,000, or 0.2%, when compared to the same quarter of 2009.  Excluding the Acquired Banks’ operations, interest expense decreased by $533,000, or 21.7%, in the second quarter of 2010 compared to the second quarter of 2009, more than offsetting the decrease in interest income from the remaining Premier operations.  Interest expense on deposits (excluding the operations of the Acquired Banks) decreased by $520,000, or 23.3%, largely due to lower rates paid, although on a higher average balance of deposits outstanding.  Interest expense on repurchase agreements and other short-term borrowings increased by $2,000, due to a higher average rate paid although on an a lower average balance.  Interest expense on FHLB advances decreased by $45,000, due to a decrease in the average balance outstanding resulting from principal payments and maturities during the last twelve months as well as a lower average rate paid as a result of maturities in the second quarter of 2010.  Interest expense on other borrowings increased by $30,000 due to higher rates paid on a higher average outstanding balance.

The Board of Governors’ policy to reduce the federal funds rate to nearly zero, coupled with the U.S. Treasury actively buying investment securities, has significantly reduced the yield on much of Premier’s earning assets including investments, federal funds sold and variable rate loans.  Premier has tried to offset some of the lower interest income by lowering the rates paid on its deposits and repurchase agreements with customers.  However, the higher yield on the loans of the Acquired Banks coupled with the lower rates paid on the interest bearing deposits and borrowings of the Acquired Banks have combined to boost Premier’s overall net interest margin.  Premier’s net interest margin in the second quarter of 2010 was 4.29% compared to 4.01% for the same period in 2009.  A portion of the additional interest income on loans from the acquired banks is the result of recognizing into interest income the remaining fair value discount on notes that fully paid-off during the period.  These events cannot be predicted with certainty and may positively or negatively affect interest income on loans in future months.

Non-interest income increased $715,000 to $3,211,000 for the first six months of 2010.  Included in this increase is $655,000 of non-interest income from the operations of the Acquired Banks.  Excluding their operations, service charges on deposit accounts increased by $32,000, or 2.1%, and electronic banking income (income from debit/credit cards, ATM fees and internet banking charges) increased by $64,000 or 13.0%.  These increases were partially offset by a $28,000, or 13.2%, decrease in secondary market mortgage income and an $8,000, or 3.3% decrease in other non-interest income.  Secondary market mortgage income decreased as the number of mortgage borrowers have decreased compared to the first six months of 2009 even though the increased requirements to approve the purchase of mortgage loans by government agency buyers have become more widely accepted.  Premier concentrates its efforts on selling high quality mortgage loans and routinely searches for new buyers for these loans; however, the volume of future sales may depend on factors beyond the control of the Company.  Electronic banking income increased largely due to continued increases in Premier’s deposit customer base and customers’ greater propensity to use electronic means to conduct their banking business.  Premier’s conversion to a more modern banking software system in 2005 has allowed Premier to offer more electronic banking services and made it easier for customers to conduct their banking electronically.

For the quarter ending June 30, 2010, non-interest income increased $368,000 to $1,694,000, again largely due to the inclusion of $335,000 of non-interest income from the operations of the Acquired Banks in 2010.  Excluding their operations, service charges on deposit accounts increased by $35,000, or 4.2%, and electronic banking income increased by $34,000 or 13.3%.  These increases were partially offset by a $34,000, or 26.3%, decrease in secondary market mortgage income and a $2,000, or 1.8% decrease in other non-interest income.

30.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
JUNE 30, 2010

Non-interest expenses for the first six months of 2010 totaled $17,065,000, or 3.15% of average assets on an annualized basis, compared to $11,649,000, or 3.21% of average assets for the same period of 2009.  The $5,416,000 increase in non-interest expenses in 2010 when compared to the first six months of 2009 is largely due to the $5,805,000 of additional non-interest expenses from the operations of the Acquired Banks.  Excluding their operations, non-interest expenses in the first six months of 2010 decreased by $389,000, or 3.3%.  Excluding the operations of the Acquired Banks, staff costs increased by $160,000, or 2.9%, in 2010 largely due to normal salary and benefit increases.  Outside data processing increased by $69,000, or 4.5%, due to increases in processing fees and the outsourcing of statement rendering services.  Taxes not on income increased by $128,000, or 36.3%, due to increases in taxes on equity resulting from the additional equity from the acquisition of Abigail Adams and the issuance of preferred stock to the U.S. Treasury.  The increase in these expenses were more than offset by decreases in occupancy and equipment expenses, professional fees, OREO expenses and writedowns, supplies, FDIC insurance and other operating expenses.  Occupancy and equipment expenses decreased by $160,000, or 11.7%, largely due to $81,000 from gains on the sale of three buildings in the first quarter of 2010 and a $90,000 decrease in equipment depreciation and maintenance expenses including information technology and furniture and fixtures, as many of these assets have become fully depreciated.  Professional fees decreased by $260,000, or 44.7%, in 2010 largely due to legal fees expensed in 2009 related to the acquisition of Abigail Adams and other legal fees incurred to settle outstanding lawsuits in 2009.  OREO expenses and writedowns decreased by $18,000, or 13.7%, in 2010, largely due to writedowns of OREO property in the first quarter of 2009 substantially offset by higher OREO expenses in 2010.  FDIC insurance decreased by $173,000, or 28.5%, due to the FDIC’s special assessment on all banks in the United States during the second quarter of 2009 which cost Premier approximately $319,000 partially offset by a combination of higher FDIC insurance rate increases in 2010 and the expiration of offsetting FDIC insurance credits used to offset some FDIC insurance in 2009.  Supplies expense decreased by $37,000 in the first six months of 2010 while other operating expenses decreased in total by $98,000, largely due to customer fraud losses incurred in the first six months of 2009.

Non-interest expenses for the second quarter of 2010 totaled $8,555,000 or 3.14% of average assets on an annualized basis compared to $5,885,000 or 3.21% of average assets for the same period of 2009.  The $2,670,000 increase in non-interest expenses in the second quarter of 2010 when compared to the second quarter of 2009 is largely due to the $2,862,000 of additional non-interest expenses from the operations of the Acquired Banks.  Excluding the operations of the Acquired Banks, staff costs increased by $131,000, or 4.9%, in 2010 largely due to normal salary and benefit increases.  Outside data processing increased by $31,000, or 4.0%, due to increases in processing fees and the outsourcing of statement rendering services.  Taxes not on income increased by $66,000, or 37.7%, due to increases in taxes on equity resulting from the additional equity from the acquisition of Abigail Adams and the issuance of preferred stock to the U.S. Treasury.  OREO expenses and writedowns increased by $42,000, or 77.8%, in 2010, largely due to higher OREO maintenance expenses in 2010.  The increase in these expenses were more than offset by decreases in occupancy and equipment expenses, professional fees, supplies, FDIC insurance and other operating expenses.  Occupancy and equipment expenses decreased by $41,000, or 6.3%, largely due to lower depreciation and maintenance expenses on buildings, information technology equipment and furniture and fixtures.  Professional fees decreased by $55,000, or 22.8%, in 2010 largely due to legal fees expensed in 2009 related to the acquisition of Abigail Adams.

31.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
JUNE 30, 2010

FDIC insurance decreased by $299,000, or 58.1%, due to the FDIC’s special assessment on all banks in the United States during the second quarter of 2009 which cost Premier approximately $319,000 partially offset by a combination of higher FDIC insurance rate increases in 2010 and the expiration of offsetting FDIC insurance credits used to offset some FDIC insurance in 2009.  Supplies expense decreased by $21,000 in the second quarter of 2010 while other operating expenses decreased in total by $46,000, largely due to customer fraud losses incurred in the second quarter of 2009.

Income tax expense was $1,410,000 for the first six months of 2010 compared to $1,271,000 for the first six months of 2009.  The effective tax rate for the six months ended June 30, 2010 was 23.7% compared to the 33.0% effective tax rate for the same period in 2009.  The decrease in the effective tax rate is largely due to the recognition of a $538,000, net of federal income tax expense, West Virginia income tax benefit resulting from Premier’s projected ability to fully realize its West Virginia state deferred tax assets.  The majority of the state deferred tax assets are made up of West Virginia net operating loss carryforwards, some of which were incurred as a result of Premier’s historical operations and some of which were obtained from the Traders Bankshares acquisition in 2008.  The projection takes into account changes in West Virginia’s corporation income tax rules regarding consolidated income tax returns and the likelihood that the projected taxable income from the Acquired Banks will accelerate the utilization of all carryforwards.  Income tax expense for the quarter ending June 30, 2010 was $224,000 (9.2% effective tax rate) compared to $638,000 (32.0% effective tax rate) for the same period of 2009.  The decrease in income tax expense is directly related to the West Virginia income tax benefit detailed above.

32.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
JUNE 30, 2010

B.         Financial Position

Total assets at June  30, 2010 decreased by $25.2 million to approximately $1.077 billion from the $1.102 billion at December 31, 2009.  Likewise, earning assets decreased by $21.5 million from $972.5 million at year-end 2009 to end the quarter at $951.1 million.  The decrease in earning assets was largely due to a decrease in total loans outstanding plus a decrease in securities available for sale and federal funds sold (see below).

Cash and due from banks at June 30, 2010 was $61.6 million, unchanged from the $61.6 million at December 31, 2009.  Federal funds sold decreased by $5.2 million from the $23.0 million reported at December 31, 2009.  Changes in these two highly liquid assets are generally in response to increases in deposits, the demand for deposit withdrawals or the funding of loans or investment purchases and are part of Premier’s management of its liquidity and interest rate risks.  The decrease in federal funds sold during the first six months of 2010 was largely in response to meet the demand for deposit withdrawals and the retirement of customer repurchase agreements during that time, as these two sources of funding decreased in total by $23.6 million during the first six months of 2010.

Securities available for sale totaled $233.8 million at June 30, 2010, a $7.2 million decrease from the $241.0 million at December 31, 2009.  The decrease was largely due to several investment calls during the first six months of 2010, some of which were used to satisfy the demand for deposit withdrawals. The remaining balance of funds was used to reinvest in investment grade bonds.  During the first quarter of 2010, longer-term bond yields began increasing in anticipation of potential future increases in the Federal Reserve Board of Governors’ policy on interest rates.   During the second quarter of 2010, this anticipation waned and investment yields began decreasing once again.  During this time of falling market yields, issuers called eligible securities in an effort to issue new investments at even lower coupon rates.  The level of proceeds from maturities and calls of securities in the first six months of 2010 was 75% more than the level in the first six months of 2009.  As a result, the average yield on Premier’s investment portfolio continued to decline.  The investment portfolio is predominately high quality interest-bearing bonds with defined maturity dates backed by the U.S. Government or Government sponsored entities.  The unrealized gains at June 30, 2010 and December 31, 2009 are price changes resulting from changes in the interest rate environment.  Additional details on investment activities can be found in the Consolidated Statements of Cash Flows.

Total loans at June 30, 2010 were $689.3 million compared to $699.1 million at December 31, 2009, a decrease of approximately $9.8 million.  Over $20.2 million of the decrease in loans came from the Acquired Banks as decreasing the total assets of these two banks is part of management’s strategy to improve the ratio of the banks’ capital to assets. The remaining banks produced a $10.4 million increase in loans, largely due to $8.1 million of loans purchased from Integra Bank per an agreement dated April 27, 2010. The remaining increase was due to loan demand during the first six months of 2010 more than offsetting payoffs and principal payments.

Deposits totaled $893.2 million as of June 30, 2010, a $20.6 million decrease from the $913.8 million in deposits at December 31, 2009.  The overall decrease in deposits is largely due to a $23.9 million decrease in deposits at Adams, again as part of management’s strategy to improve the ratio of the bank’s capital to assets.  The remaining banks, during the first six months of 2010, experienced a $5.7 million increase in non-interest bearing deposits and a $1.2 million increase in other interest bearing deposits partially offset by a $3.5 million decrease in time deposits $100,000 and over.  Similarly, repurchase agreements with corporate and public entity customers decreased during the first six months of 2010, declining by $3.1 million to $21.5 million as of June 30, 2010.  Decreases at Adams accounted for $4.8 million of this decrease with the remaining banks increasing their repurchase agreement balances by $1.7 million in total during the first six months of 2010.

33.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
JUNE 30, 2010

Long-term Federal Home Loan Bank (“FHLB”) advances declined by $4.2 million in the first six months of 2010 largely to $4.0 million of debt maturities in May.  The remaining $210,000 decrease is due to regularly scheduled principal payments and accretion of a yield adjustment on the FHLB advance assumed via acquisition of Adams.  Other borrowed funds decreased by $948,000 during the first six months of 2010 due to regularly scheduled principal payments.  See Note 5 to the consolidated financial statements for additional information on the Company’s outstanding FHLB advances.

The following table sets forth information with respect to the Company’s nonperforming assets at June 30, 2010 and December 31, 2009.

	(In Thousands)
	2010	2009
Non-accrual loans	$48,997	$46,299
Accruing loans which are contractually past due 90 days or more	3,702	489
Restructured	11,867	11,974
Total non-performing loans	64,566	58,762
Other real estate acquired through foreclosure (OREO)	9,660	9,251
Total non-performing assets	$74,226	$68,013

Non-performing loans as a percentage of total loans	9.37%	8.40%

Non-performing assets as a percentage of total assets	6.90%	6.17%

Total non-performing loans have increased since year-end, due to increases in non-accrual loans and loans past due 90 days or more. These increases were in addition to an increase in other real estate owned acquired through foreclosure.  The increase in other real estate owned is largely due to the foreclosure of approximately $1.8 million of loans partially offset by sales of $1.5 million of OREO properties.  The significant level of non-accrual loans and OREO is due to the non-performing assets that came with the acquisition of Abigail Adams and its two subsidiary banks.

At December 31, 2009, the Acquired Banks accounted for $48.0 million or 70.5% of Premier’s non-performing assets while at June 30, 2010 the Acquired Banks accounted for $51.3 million or 69.2% of Premier’s non-performing assets.  However, since these assets were recorded at an estimated fair value on the date of acquisition, the amount of credit risk assumed by Premier is not nearly as great as the volume of non-performing assets suggests taken at face value.  The estimate of fair value on all loans, but particularly on non-performing assets, included factors for the measurement of credit risk, interest rate risk and re-salability in the most advantageous market for the loans in an orderly transaction between market participants. These estimates included significant discounts on the non-accrual loans.  Since the estimated fair value of these loans was believed to have accounted for the reasonably estimable credit risk in the loans, consistent with new accounting guidance for acquisitions after 2008, no allowance for loan losses for these loans was recorded at the date of acquisition.

34.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
JUNE 30, 2010

Under previous accounting standards, the loan loss allowance of the Acquired Banks would have carried over to Premier’s books and records, as was the case for the acquisitions of Traders Bankshares and Citizens First Bank in 2008.  The following table illustrates the face value of the non-performing assets of the Acquired Banks as of June 30, 2010 and December 31, 2009 and the discounted net carrying value of those non-performing assets.

NON-PERFORMING ASSETS AT ACQUIRED SUBSIDIARY BANKS
(Dollars in thousands)
	June 30, 2010		December 31, 2009
	Face Value	Discounted Net Carrying Value	Face Value	Discounted Net Carrying Value
Non-performing Assets
Non-accrual loans	$53,657	$42,456	$48,430	$39,306
Loans 90+ days past due	1,358	1,321	119	115
Other real estate owned	8,867	7,572	9,830	8,535
Total non-performing assets	$63,882	$51,349	$58,379	$47,956

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

During the second quarter of 2010, the Company recorded $1.4 million of provisions for loan losses, largely due to estimated increases in the credit risk of impaired loans primarily at the Acquired Banks; but also as a result of increases in the estimated overall credit risk in the loan portfolio.  The continuing level of non-performing loans plus the increase in net charge-offs are evidence of the increasing credit risk in the loan portfolio.  The longer the downturn in the national and local economy continues, the greater the risk that one or more of Premier’s loan customers may be affected in a negative way and therefore struggle to meet their commitment to repay their loan.  The $1.4 million second quarter 2010 provision for loan losses compares to $110,000 of provisions for loan losses recorded during the second quarter of 2009.

35.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
JUNE 30, 2010

For the first six months of 2010, total provisions for loan losses equaled $2.0 million.  This compares to $212,000 of provisions for loan losses recorded during the first six months of 2009.  The provisions for loan losses were made in accordance with Premier’s policies regarding management’s estimation of probable incurred losses in the loan portfolio and the adequacy of the allowance for loan losses, which are in accordance with accounting principles generally accepted in the United States of America.  In the coming months, Premier will continue to monitor the impact that national housing market price declines may have on its local markets and collateral valuations as management evaluates the adequacy of the allowance for loan losses.  While some price deterioration is expected, it is not currently anticipated that Premier’s markets will be impacted as severely as other areas of the country due to the historically modest increases in real estate values in the Company’s Appalachian markets.  However, as local and national unemployment rates remain at elevated levels and the downturn in housing prices extends further into the future, there is an increasing risk of price deterioration in real estate values in the Company’s markets.  Future provisions to the allowance for loan losses, positive or negative, will depend on future improvement or deterioration in estimated credit risk in the loan portfolio as well as whether additional payments are received on loans having significant credit risk.

Gross charge-offs totaled $583,000 during the first six months of 2010.  Any collections on these loans would be presented in future financial statements as recoveries of the amounts charged against the allowance.  Recoveries recorded during the first six months of 2010 totaled $235,000 resulting in net charge-offs for the first six months of 2010 of $348,000.  This compares to $306,000 of net charge-offs recorded in the first six months of 2009.  The allowance for loan losses at June 30, 2010 was 1.33% of total loans compared to 1.08% at December 31, 2009.  The increase in the ratio is largely due to the $1,980,000 of additional provisions for loan losses exceeding the $348,000 of net charge-offs recorded in the first six months of 2010 as well as the decrease in total loans outstanding.

The ratio of the allowance for loan losses to total loans decreased significantly as a result of the acquisition of Abigail Adams when compared to ratios calculated prior to the acquisition.  As discussed earlier, the loans acquired from Abigail Adams were recorded at their estimated fair value.  Since the estimated fair value of these loans was believed to have accounted for the reasonably estimable credit risk in the loans, consistent with new accounting guidance for acquisitions after 2008, no allowance for loan losses for these loans was recorded at the date of acquisition.  In the nine months since the acquisition, the Acquired Banks have recorded an allowance for loan losses of approximately $1,567,000 largely due to identified additional risks of loss on impaired loans.  Excluding the net loan portfolios of the Acquired Banks, Premier’s remaining operations have a collective allowance for loan losses of approximately 1.61% of total loans at June 30, 2010.  This compares to an approximately 1.60% collective ratio for these same entities at December 31, 2009.

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

36.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
JUNE 30, 2010

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

37.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
JUNE 30, 2010

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

2.	Cash flow generated by repayment of loans and interest.

3.	Arrangements with correspondent banks for purchase of unsecured federal funds.

4.	The sale of securities under repurchase agreements and borrowing from the Federal Home Loan Bank.

5.	Maintenance of an adequate available-for-sale security portfolio. The Company owns $233.8 million of securities at fair value as of June 30, 2010.

The cash flow statements for the periods presented in the financial statements provide an indication of the Company’s sources and uses of cash as well as an indication of the ability of the Company to maintain an adequate level of liquidity.

            E.           Capital

At June 30, 2010, total shareholders’ equity of $132.1 million was 12.3% of total assets.  This compares to total shareholders’ equity of $128.6 million or 11.7% of total assets on December 31, 2009.

Tier I capital totaled $97.4 million at June 30, 2010, which represents a Tier I leverage ratio of 9.2%.  This ratio is up slightly from the 8.9% at December 31, 2009 as the growth in Tier I capital was divided by a decrease in total assets during the first six months of 2010.

Book value per common share was $13.89 at June 30, 2010, and $13.46 at December 31, 2009.  The increase in book value per share was the result of the $0.49 per share earned during the quarter less the $0.22 per share common dividend and the $637,000 of preferred stock dividends and accretion.  Also increasing the book value per share was $1,240,000 of other comprehensive income for the first six months of 2010 related to the after tax increase in the market value of securities available for sale.

38.

PREMIER FINANCIAL BANCORP, INC.
JUNE 30, 2010

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
JUNE 30, 2010

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

10.1           Written Agreement by and among Premier Financial Bancorp, Inc., Huntington, West Virginia, Abigail Adams National Bancorp, Inc., Washington, D.C., Consolidated Bank and Trust Company, Richmond, Virginia, the Federal Reserve Bank of Richmond, Richmond, Virginia, and State Corporation Commission Bureau of Financial Institutions, Richmond Virginia dated July 29, 2010 filed as Exhibit 10.1 to Premier’s Form 8-K dated July 29, 2010 is incorporated herein by reference.

31.1           Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2           Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32              Certification Pursuant to 18 U.S.C §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

40.

PREMIER FINANCIAL BANCORP, INC.
JUNE 30, 2010

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PREMIER FINANCIAL BANCORP, INC.

Date: August 13, 2010                                   /s/ Robert W. Walker
Robert W. Walker
President & Chief Executive Officer

Date: August 13, 2010                                   /s/ Brien M. Chase
Brien M. Chase
Senior Vice President & Chief Financial Officer

41.