Form 10-Q
period 2010-09-30
PREMIER FINANCIAL BANCORP INC
filed 2010-11-15
CIK 887919

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

Common stock, no par value, – 7,937,143 shares outstanding at November 1, 2010

PREMIER FINANCIAL BANCORP, INC.
SEPTEMBER 30, 2010

PREMIER FINANCIAL BANCORP, INC.
SEPTEMBER 30, 2010

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

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2010 AND DECEMBER 31, 2009
(DOLLARS IN THOUSANDS)

	(UNAUDITED)
	2010	2009
ASSETS
Cash and due from banks	$89,879	$61,611
Federal funds sold	20,143	22,985
Securities available for sale	240,972	240,970
Loans held for sale	1,307	897
Loans	742,721	699,133
Allowance for loan losses	(9,540)	(7,569)
Net loans	733,181	691,564
Federal Home Loan Bank and Federal Reserve Bank stock	7,247	7,005
Premises and equipment, net	16,683	15,200
Real estate and other property acquired through foreclosure	11,083	9,251
Interest receivable	4,299	4,250
Goodwill	29,806	28,724
Other intangible assets	4,543	2,795
Prepaid FDIC insurance premiums	2,307	2,900
Deferred taxes	8,553	10,713
Other assets	2,660	2,885
Total assets	$1,172,663	$1,101,750

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Non-interest bearing	$187,847	$172,182
Time deposits, $100k and over	145,920	149,890
Other interest bearing	642,433	591,712
Total deposits	976,200	913,784
Securities sold under agreements to repurchase	26,715	24,600
Federal Home Loan Bank advances	10,605	14,937
Other borrowed funds	20,684	16,027
Interest payable	1,029	1,037
Other liabilities	3,068	2,809
Total liabilities	1,038,301	973,194

Stockholders' equity
Preferred stock, no par value; $22,252 liquidation preference,
1,000,000 shares authorized, 22,252 shares issued and outstanding	21,813	21,705
Common stock, no par value; 20,000,000 shares authorized;
7,937,143 shares issued and outstanding	71,450	71,412
Retained earnings	37,297	33,349
Accumulated other comprehensive income	3,802	2,090
Total stockholders' equity	134,362	128,556
Total liabilities and stockholders' equity	$1,172,663	$1,101,750

See Accompanying Notes to Consolidated Financial Statements

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Interest income
Loans, including fees	$10,964	$7,496	$33,534	$22,374
Securities available for sale
Taxable	1,976	1,541	5,997	4,764
Tax-exempt	63	60	193	178
Federal funds sold and other	49	17	110	54
Total interest income	13,052	9,114	39,834	27,370

Interest expense
Deposits	2,125	2,126	6,538	6,715
Repurchase agreements and other	42	32	124	94
FHLB advances and other borrowings	215	188	726	573
Total interest expense	2,382	2,346	7,388	7,382

Net interest income	10,670	6,768	32,446	19,988
Provision for loan losses	761	127	2,741	339
Net interest income after provision for loan losses	9,909	6,641	29,705	19,649

Non-interest income
Service charges on deposit accounts	1,025	886	3,016	2,439
Electronic banking income	383	257	1,095	749
Secondary market mortgage income	128	115	312	327
Other	199	116	523	355
	1,735	1,374	4,946	3,870
Non-interest expenses
Salaries and employee benefits	3,978	2,873	11,965	8,323
Occupancy and equipment expenses	1,166	638	3,498	2,001
Outside data processing	1,029	771	3,059	2,305
Professional fees	249	212	740	794
Taxes, other than payroll, property and income	254	194	767	547
Write-downs, expenses, sales of other real estate owned, net of gains	(48)	14	419	145
Supplies	124	91	362	299
FDIC insurance	473	207	1,345	813
Other expenses	1,245	723	3,380	2,145
	8,470	5,723	25,535	17,372
Income before income taxes	3,174	2,292	9,116	6,147
Provision for income taxes	1,069	790	2,479	2,061

Net income	$2,105	$1,502	$6,637	$4,086

Preferred stock dividends and accretion	305	-	943	-
Net income available to common stockholders	$1,800	$1,502	$5,694	$4,086

Net income per common share:
Basic	$0.23	$0.23	$0.72	$0.64
Diluted	0.22	0.23	0.70	0.64
Dividends per common share	-	0.11	0.22	0.33

See Accompanying Notes to Consolidated Financial Statements

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income	$2,105	$1,502	$6,637	$4,086

Other comprehensive income:
Unrealized gains (losses) arising during the period	719	1,858	2,598	1,073
Reclassification of realized amount	-	-	-	-
Net change in unrealized gain (loss) on securities	719	1,858	2,598	1,073
Less tax impact	247	632	886	365
Other comprehensive income (loss):	472	1,226	1,712	708

Comprehensive income	$2,577	$2,728	$8,349	$4,794

See Accompanying Notes to Consolidated Financial Statements

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	2010	2009
Cash flows from operating activities
Net income	$6,637	$4,086
Adjustments to reconcile net income to net cash from operating activities
Depreciation	1,093	758
Provision for loan losses	2,741	339
Amortization (accretion), net	(2,310)	398
OREO writedowns (gains on sales), net	(264)	130
Stock compensation expense	38	41
Loans originated for sale	(15,265)	(23,708)
Secondary market loans sold	15,167	22,505
Secondary market income	(312)	(327)
Gain on sale of building	(81)	-
Changes in :
Interest receivable	170	575
Other assets	2,022	(260)
Interest payable	(107)	(171)
Other liabilities	238	(135)
Net cash from operating activities	9,767	4,231

Cash flows from investing activities
Purchases of securities available for sale	(228,715)	(90,555)
Proceeds from maturities and calls of securities available for sale	231,033	99,558
Purchase of FRB and FHLB stock, (net of redemptions)	(242)	93
Purchase of branches, net of cash received	8,936	-
Net change in federal funds sold	2,842	(5,898)
Net change in loans	14,048	(845)
Purchases of premises and equipment, net	(934)	(684)
Proceeds from sale of other real estate acquired through foreclosure	2,597	628
Net cash from investing activities	29,565	2,297

Cash flows from financing activities
Net change in deposits	(11,111)	15,095
Common stock dividends paid	(1,746)	(2,109)
Preferred stock dividends paid	(835)	-
Net change in short-term Federal Home Loan Bank advances	-	(3,000)
Repayment of Federal Home Loan Bank advances	(4,144)	(159)
Repayment of other borrowed funds	(6,643)	(1,444)
Proceeds from other borrowings	11,300	-
Net change in agreements to repurchase securities	2,115	(6,048)
Net cash from financing activities	(11,064)	2,335

Net change in cash and cash equivalents	28,268	8,863

Cash and cash equivalents at beginning of period	61,611	22,148

Cash and cash equivalents at end of period	$89,879	$31,011

(continued)

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	2010	2009
Supplemental disclosures of cash flow information:
Cash paid during period for interest	$7,396	$7,553

Cash paid during period for income taxes	930	1,125

Non-cash transactions
Loans transferred to real estate acquired through foreclosure	$7,396	$909
Branches acquired:
Fair value of assets acquired from via branch purchase	$71,825
Cash paid for branches	2,432
Liabilities assumed of Abigail Adams	$74,257

See Accompanying Notes to Consolidated Financial Statements

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Premier Financial Bancorp, Inc. (“the Company” or “Premier”) and its wholly owned subsidiaries:

				September 30, 2010
		Year	Total	Net Income
Subsidiary	Location	Acquired	Assets	QTD	YTD
Citizens Deposit Bank & Trust	Vanceburg, Kentucky	1991	$200,710	$439	$1,174
Farmers Deposit Bank	Eminence, Kentucky	1996	61,053	182	508
Ohio River Bank	Ironton, Ohio	1998	92,381	359	991
First Central Bank, Inc.	Philippi, West Virginia	1998	130,377	375	1,131
Boone County Bank, Inc.	Madison, West Virginia	1998	175,868	477	1,138
Traders Bank	Spencer, West Virginia	2008	155,846	229	1,239
Adams National Bank	Washington, DC	2009	275,968	269	753
Consolidated Bank & Trust	Richmond, Virginia	2009	72,051	194	653
Mt. Vernon Financial Holdings, Inc.	Huntington, West Virginia	1999	226	5	(2)
Parent and Intercompany Eliminations			8,183	(424)	(948)
Consolidated Total			$1,172,663	$2,105	$6,637

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

In the reconciliation for fair value measurements using unobservable inputs (Level 3) a reporting entity should present separately information about purchases, sales, issuances, and settlements on a gross basis rather than a net basis. Disclosures relating to purchases, sales, issuances, and settlements  in  the  roll  forward  of  activity  in  Level  3  fair value measurement  will  become  effective beginning after December 15, 2010, and for  interim  periods  within  those  fiscal  years.  The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position but it will require expansion of the Company’s future disclosures about fair value measurements.

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  2 –SECURITIES

Amortized cost and fair value of investment securities, by category, at September 30, 2010 are summarized as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
Mortgage-backed securities
U. S. agency MBS - residential	$40,779	$2,195	$-	$42,974
U. S. agency CMO’s	92,831	1,331	-	94,162
Total mortgage-backed securities of government sponsored entities	133,610	3,526	-	137,136
U. S. government sponsored entity securities	85,931	573	(79)	86,425
Obligations of states and political subdivisions	10,337	389	(1)	10,725
Other securities	5,329	1,357	-	6,686
Total available for sale	$235,207	$5,845	$(80)	$240,972

Amortized cost and fair value of investment securities, by category, at December 31, 2009 are summarized as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
Mortgage-backed securities
U. S. agency MBS - residential	$52,563	$1,934	$(15)	$54,482
U. S. agency CMO’s	18,771	789	-	19,560
Total mortgage-backed securities of government sponsored entities	71,334	2,723	(15)	74,042
U. S. Treasury securities	1,000	5	-	1,005
U. S. government sponsored entity securities	149,951	407	(291)	150,067
Obligations of states and political subdivisions	10,195	175	(123)	10,247
Other securities	5,323	322	(36)	5,609
Total available for sale	$237,803	$3,632	$(465)	$240,970

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  2–SECURITIES - continued

The amortized cost and fair value of securities at September 30, 2010 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available for sale
Due in one year or less	$656	$664
Due after one year through five years	21,666	22,059
Due after five years through ten years	74,498	75,120
Due after ten years	3,685	4,531
Corporate preferred securities	1,092	1,462
Mortgage-backed securities of government sponsored entities	133,610	137,136
Total available for sale	$235,207	$240,972

Securities with unrealized losses at September 30, 2010 aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. government sponsored entity securities	$7,492	$(8)	$2,016	$(71)	$9,508	$(79)
Obligations of states and political subdivisions	969	(1)	-	-	969	(1)
Other securities	-	-	-	-	-	-

Total temporarily impaired	$8,461	$(9)	$2,016	$(71)	$10,477	$(80)

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

The investment portfolio is predominately high quality interest-bearing debt securities with defined maturity dates backed by the U.S. Government or Government sponsored entities.  The unrealized losses at September 30, 2010 and December 31, 2009 are price changes resulting from changes in the interest rate environment and it is more likely than not that the Company will not be required to sell the securities before their anticipated recovery.  Therefore, the Company does not consider the securities to be other-than-temporarily impaired.  Their fair value is expected to recover as the securities approach their maturity date and/or market conditions improve.

 PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3 – LOANS

Major classifications of loans at September 30, 2010 and December 31, 2009 are summarized as follows:
	2010	2009
Commercial, secured by real estate	$334,490	$304,607
Commercial, other	80,331	76,140
Real estate construction	45,369	51,637
Residential real estate	212,334	211,552
Agricultural	3,131	2,710
Consumer and home equity	58,800	49,312
Other	8,266	3,175
	$742,721	$699,133

The following table sets forth information with respect to the Company’s impaired loans at September 30, 2010 and December 31, 2009.
	2010	2009
Impaired loans at period end with an allowance	$24,816	$14,494
Impaired loans at period end with no allowance	46,889	49,370
Amount of allowance for loan losses allocated	2,180	1,279

The following table sets forth information with respect to the Company’s nonperforming loans at September 30, 2010 and December 31, 2009.
	2010	2009
Non-accrual loans	$49,103	$46,299
Accruing loans which are contractually past due 90 days or more	648	489
Restructured loans	11,596	11,974
Total	$61,347	$58,762

NOTE  4 – ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for the three and nine months ended September 30, 2010 and 2009 are as follows:
	Three Months Ended		Nine Months Ended
	September 30		September 30,
	2010	2009	2010	2009
Balance, beginning of period	$9,201	$8,450	$7,569	$8,544
Gross charge-offs	(526)	(800)	(1,109)	(1,276)
Recoveries	104	85	339	255
Provision for loan losses	761	127	2,741	339
Balance, end of period	$9,540	$7,862	$9,540	$7,862

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  5 – FEDERAL HOME LOAN BANK ADVANCES

The Banks own stock of the Federal Home Loan Bank (FHLB) of Cincinnati, Ohio, the FHLB of Pittsburgh, Pennsylvania, and the FHLB of Atlanta, Georgia. This stock allows the Banks to borrow advances from the FHLB.

Advances from the FHLB at September 30, 2010 and December 31, 2009 were as follows:

	2010	2009
Payment due at maturity in March 2012, fixed rate at 1.81%	$10,354	$10,542
Payments due at maturity in May 2010, fixed rate at rates from 6.25% to 6.64%, averaging 6.45%	-	4,000
Payments due monthly with maturities from November 2011 to July 2012, fixed rates from 4.10% to 4.40%, averaging 4.26%	251	395
Overnight borrowed funds	-	-
	$10,605	$14,937

Advances are secured by the FHLB stock, certain pledged investment securities and substantially all single family first mortgage loans of the participating Banks.  Scheduled principal payments due on advances during the five years subsequent to September 30, 2010 are as follows:

2010 (remaining three months)	$104
2011	413
2012	10,088
2013	-
2014	-
Thereafter	-
$10,605

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  6 - STOCKHOLDERS’ EQUITY AND REGULATORY MATTERS

The Company’s principal source of funds for dividend payments to stockholders is dividends received from the subsidiary Banks.  Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies.  Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, as defined, combined with the retained net profits of the preceding two years, subject to the capital requirements and additional restrictions as discussed below.  Except for restrictions discussed below, during 2010 the Banks could, without prior approval, declare dividends of approximately $2.5 million plus any 2010 net profits retained to the date of the dividend declaration.

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

These quantitative measures established by regulation to ensure capital adequacy require the Company and Banks to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of September 30, 2010, that the Company and the Banks meet all quantitative capital adequacy requirements to which they are subject.

Shown below is a summary of regulatory capital ratios for the Company:
	Sept 30, 2010	December 31, 2009	Regulatory Minimum Requirements	To Be Considered Well Capitalized
Tier I Capital (to Risk-Weighted Assets)	13.2%	13.6%	4.0%	6.0%
Total Capital (to Risk-Weighted Assets)	14.5%	14.6%	8.0%	10.0%
Tier I Capital (to Average Assets)	8.9%	8.9%	4.0%	5.0%

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

As of September 30, 2010, the most recent notification from each of the Banks’ primary Federal regulators categorized the subsidiary Banks as well capitalized under the regulatory framework for prompt corrective action, except Adams National Bank.  To be categorized as well capitalized,

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  6 - STOCKHOLDERS’ EQUITY AND REGULATORY MATTERS - continued

the Banks must maintain minimum Total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the preceding table.  There are no conditions or events since that notification that management believes have changed the Banks’ categories.  Adams National Bank is subject to a written agreement with the OCC and is required to maintain minimum capital ratios in excess of the ratios required to be defined as well capitalized under the framework for prompt corrective action.  This requirement means that the bank will not be deemed to be well capitalized while the written agreement is in effect.  At September 30, 2010, Adams National Bank’s capital ratios met or exceeded the minimum capital ratios required by its written agreement with the OCC.

As more fully discussed in Note 12 – Regulatory Agreements, Premier and Consolidated Bank and Trust Company (“CB&T”) are parties to a Written Agreement with the Federal Reserve Bank of Richmond (“FRB”) and the State Corporation Commission Bureau of Financial Institutions (“Virginia Bureau”) which requires prior written approval of the FRB and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System for declaring or paying any dividends from Premier and also the Virginia Bureau’s approval for declaring or paying any dividends from CB&T.

On August 3, 2010, Premier submitted a request to the FRB for written approval from the FRB and the Director of the Division of Banking Supervision and Regulation of the Board of Governors to pay a $0.11 per share cash dividend to Premier’s common shareholders on September 30, 2010.  On August 19, 2010, Premier was notified in writing that the FRB and the Director of the Division of Banking Supervision and Regulation of the Board of Governors did not approve Premier’s request to pay the cash dividend on its common stock as Premier had requested.

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

On September 20, 2010, Premier submitted a request to the FRB for written approval from the FRB and the Director of the Division of Banking Supervision and Regulation of the Board of Governors to declare and pay its quarterly dividend obligation to the U.S. Treasury due on November 15, 2010.  On October 4, 2010, Premier received a notice in writing that the FRB and the Director of the Division of Banking Supervision and Regulation of the Board of Governors did not approve Premier’s request to pay the cash dividend on its Series A, Fixed Rate Cumulative Perpetual Preferred Stock as Premier had requested.  Subsequent to receipt of the notice from the FRB, Premier has held telephone conversations with the FRB to appeal the Board of Governors’ decision.  On October 13, 2010, Premier received telephonic notice that its appeal had been denied.

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

Compensation expense of $38,000 was recorded for the first nine months of 2010 compared to $41,000 for the first nine months of 2009.  For the three months ended September 30, $14,000 was recorded for 2010 while $14,000 was recorded for 2009.  Stock-based compensation expense is recognized ratably over the requisite service period for all awards. Unrecognized stock-based compensation expense related to stock options totaled $51,000 at September 30, 2010. This unrecognized expense is expected to be recognized over the next 29 months based on the vesting periods of the options.

A summary of the Company’s stock option activity and related information is presented below for the nine months ended September 30:

	2010		2009
		Weighted Average Exercise		Weighted Average Exercise
	Options	Price	Options	Price
Outstanding at beginning of year	212,449	$11.18	181,916	$12.47
Grants	47,700	8.90	47,100	6.55
Exercises	-	-	-	-
Forfeitures or expired	(2,000)	12.42	(16,567)	12.25
Outstanding at September 30,	258,149	$10.75	212,449	$8.65

Exercisable at September 30,	165,699		127,630
Weighted average remaining life of options outstanding	6.6		7.0
Weighted average fair value of options granted during the year	$1.41		$0.37

Options outstanding at period-end are expected to fully vest.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  8– STOCK COMPENSATION EXPENSE - continued

Additional information regarding stock options outstanding and exercisable at September 30, 2010, is provided in the following table:

	- - - - - - - - Outstanding - - - - - - - -			- - - - - - - - Currently Exercisable - - - - - - - -
Range of Exercise Prices	Number	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value

$6.50 to $10.00	131,716	$8.00	$-	52,959	4.5	$8.06	$-
$10.01 to $12.50	28,333	11.62	-	28,333	4.3	11.62	-
$12.51 to $15.00	70,600	13.46	-	56,907	6.8	13.59	-
$15.01 to $17.50	27,500	16.00	-	27,500	5.4	16.00	-
Outstanding - Sept 30, 2010	258,149	10.75	$-	165,699	5.4	11.89	$-

NOTE  9 – EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the earnings per common share and earnings per common share assuming dilution computations for the three and nine months ended September 30, 2010 and 2009 is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Basic earnings per share
Income available to common stockholders	$1,800	$1,502	$5,694	$4,086
Weighted average common shares outstanding	7,937	6,393	7,937	6,393
Earnings per share	$0.23	$0.23	$0.72	$0.64

Diluted earnings per shares
Income available to common stockholders	$1,800	$1,502	$5,694	$4,086
Weighted average common shares outstanding	7,937	6,393	7,937	6,393
Add dilutive effects of potential additional common stock	156	-	210	-
Weighted average common and dilutive potential common shares outstanding	8,093	6,393	8,147	6,393
Earnings per share assuming dilution	$0.22	$0.23	$0.70	$0.64

Stock options for 211,049 and 212,449 shares of common stock were not considered in computing diluted earnings per share for the periods ended September 30, 2010 and 2009 because they were antidilutive.

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

.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  10 – FAIR VALUE - continued

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at September 30, 2010 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale
Mortgage-backed securities
U. S. agency MBS - residential	$42,974	$-	$42,974	$-
U. S. agency CMO’s	94,162	-	94,162	-
Total mortgage-backed securities of government sponsored entities	137,136	-	137,136	-
U. S. government sponsored entity securities	86,425	-	86,425	-
Obligations of states and political subdivisions	10,725	-	10,585	140
Other securities	6,686	-	6,686	-
Total available for sale	$240,972	$-	$240,832	$140

		Fair Value Measurements at December 31, 2009 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale
Mortgage-backed securities
U. S. agency MBS - residential	$54,482	$-	$54,482	$-
U. S. agency CMO’s	19,560	-	19,560	-
Total mortgage-backed securities of government sponsored entities	74,042	-	74,042	-
U. S. Treasury securities	1,005	-	1,005	-
U. S. government sponsored entity securities	150,067	-	150,067	-
Obligations of states and political subdivisions	10,247	-	10,107	140
Other securities	5,609	-	5,609	-
Total available for sale	$240,970	$-	$240,830	$140

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  10 – FAIR VALUE - continued

The carrying amounts and estimated fair values of financial instruments at September 30, 2010 and December 31, 2009 were as follows:

	September 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and due from banks	$89,879	$89,879	$61,611	$61,611
Federal funds sold	20,143	20,143	22,985	22,985
Securities available for sale	240,972	240,972	240,970	240,970
Loans held for sale	1,307	1,307	897	897
Loans, net	733,181	735,154	691,564	691,708
Federal Home Loan Bank and Federal Reserve Bank stock	7,247	n/a	7,005	n/a
Interest receivable	4,299	4,299	4,250	4,250

Financial liabilities
Deposits	$(976,200)	$(978,142)	$(913,784)	$(917,859)
Securities sold under agreements to repurchase	(26,715)	(26,715)	(24,600)	(24,600)
Federal Home Loan Bank advances	(10,605)	(10,765)	(14,937)	(15,028)
Other borrowed funds	(20,684)	(22,468)	(16,027)	(15,984)
Interest payable	(1,029)	(1,029)	(1,037)	(1,037)

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

The Company used the following methods and significant assumptions to estimate the fair value of each type of asset measured on a non-recurring basis:

Impaired Loans:  The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent third-party real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  10 – FAIR VALUE - continued

Other real estate owned (OREO):  The fair value of OREO is based on third-party appraisals less cost to sell at the date of foreclosure.  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value.  Valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value, less cost to sell.

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at September 30, 2010 Using
	Sept 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$22,636	$-	$-	$22,636
Other real estate owned	11,083	-	-	11,083

		Fair Value Measurements at December 31, 2009 Using
	Dec 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired Loans	$13,215	$-	$-	$13,215
Other real estate owned	9,251	-	-	9,251

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $24,816,000 at September 30, 2010 with a valuation allowance of $2,180,000 and a carrying amount of $14,494,000 at December 31, 2009 with a valuation allowance of $1,279,000, resulting in a provision for loan losses of $901,000 for the nine months ended September 30, 2010 and a negative provision for loan losses of $41,000 for the three months ended September 30, 2010.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  11 – BRANCH PURCHASE

On September 10, 2010 Citizens Deposit Bank and Trust (“Citizens”), a wholly-owned subsidiary of Premier completed its purchase of four banking offices from Integra Bank N.A. (“Integra Bank”).  The banking offices are located in Maysville and Mount Olivet, Kentucky and Ripley and Aberdeen, Ohio.  The purchase of the branches was a strategic move to increase Citizens’ presence in its current market area without a significant increase in its operating costs. Citizens paid a $2.4 million deposit premium for the deposit liabilities it assumed and also acquired $17.8 million of branch related loans as well as $34.0 million of additional commercial real estate loans and $10.0 million of other commercial loans selected by Citizens originated from other Integra offices.  The four banking offices were also included in the branch purchase.  The purchase resulted in approximately $1.1 million of goodwill and $2.1 million in core deposit intangible.  The core deposit intangible will be amortized using an accelerated method.

Net assets acquired via the branch purchase is shown in the table below:

Cash and due from banks	$8,936
Loans, net	60,372
Goodwill and other intangible assets	3,162
Other assets	1,787
Total assets acquired	74,257

Deposits	(74,137)
Other liabilities	(120)
Total liabilities assumed	(74,257)
Net assets acquired	$0

NOTE  12 – REGULATORY AGREEMENT

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

NOTE  12 – REGULATORY AGREEMENT - continued

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

NOTE  13 – SUBSEQUENT EVENT

On September 20, 2010, Premier submitted a request to the FRB for written approval from the FRB and the Director of the Division of Banking Supervision and Regulation of the Board of Governors to declare and pay its quarterly dividend obligation to the U.S. Treasury due on November 15, 2010.  On October 4, 2010, Premier received a notice in writing that the FRB and the Director of the Division of Banking Supervision and Regulation of the Board of Governors did not approve Premier’s request to pay the cash dividend on its Series A, Fixed Rate Cumulative Perpetual Preferred Stock as Premier had requested.  Subsequent to receipt of the notice from the FRB, Premier has held telephone conversations with the FRB to appeal the Board of Governors’ decision.  On October 13, 2010, Premier received telephonic notice that its appeal had been denied.  See Note 7 for additional details on Premier's Series A, Fixed Rate Cumulative Perpetual Preferred Stock.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2010

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

REGULATORY AGREEMENTS

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

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2010

On August 3, 2010, Premier submitted a request to the FRB for written approval from the FRB and the Director of the Division of Banking Supervision and Regulation of the Board of Governors to pay a $0.11 per share cash dividend to Premier’s common shareholders on September 30, 2010.  On August 19, 2010, Premier was notified in writing that the FRB and the Director of the Division of Banking Supervision and Regulation of the Board of Governors did not approve Premier’s request to pay the cash dividend on its common stock as Premier had requested.

On September 20, 2010, Premier submitted a request to the FRB for written approval from the FRB and the Director of the Division of Banking Supervision and Regulation of the Board of Governors to declare and pay its quarterly dividend obligation to the U.S. Treasury due on November 15, 2010.  On October 4, 2010, Premier received a notice in writing that the FRB and the Director of the Division of Banking Supervision and Regulation of the Board of Governors did not approve Premier’s request to pay the cash dividend on its Series A, Fixed Rate Cumulative Perpetual Preferred Stock as Premier had requested.  Subsequent to receipt of the notice from the FRB, Premier has held telephone conversations with the FRB to appeal the Board of Governors’ decision.  On October 13, 2010, Premier received telephonic notice that its appeal had been denied.  In the event that the cumulative dividends described above are not paid in full for an aggregate of six dividend periods or more, whether or not consecutive, the authorized number of directors of Premier would automatically be increased by two and the holders of the Series A Preferred Stock would have the right to elect two directors.  The right to elect directors would end when dividends have been paid in full for four consecutive dividend periods.  See Note 7 for additional details on Premier’s Series A, Fixed Rate Cumulative Perpetual Preferred Stock.

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

Net income for the nine months ended September 30, 2010 was $6,637,000, or $0.70 per diluted share, compared to net income of $4,086,000, or $0.64 per diluted share for the nine months ended September 30, 2009.  The increase in income in 2010 is largely due to the acquisition of Abigail Adams National Bancorp, Inc. (Abigail Adams) and its two subsidiary banks, Adams National Bank (Adams) and Consolidated Bank and Trust (CB&T) on October 1, 2009 (collectively the “Acquired Banks”).  The operations of the Acquired Banks are only included in Premier’s results from the date of acquisition and therefore, are included in the first nine months of 2010 results but not the first nine months of 2009 results.  The operations of Adams and CB&T added $1,406,000 of net income in the first nine months of 2010.  Excluding this income, the remaining Premier operations increased net income in the first nine months of 2010 by $1,145,000, or 28.0%, compared to the same period of 2009, as the decrease in interest expense exceeded the decrease in interest income and a decrease in net overhead costs partially offset an increase in the provision for loan losses.  There was also a decrease in income tax expense.  The annualized returns on average common shareholders’ equity and average assets were approximately 6.81% and 0.80% for the nine months ended September 30, 2010 compared to 5.94% and 0.74% for the same period in 2009.  For the quarter ending September 30, 2010, annualized returns on average common shareholders’ equity and average assets were approximately 6.42% and 0.76% compared to 6.62% and 0.82% for the same quarter of 2009.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2010

Net income for the three months ended September 30, 2010 was $2,105,000, or $0.22 per diluted share, compared to net income of $1,502,000, or $0.23 per diluted share for the three months ended September 30, 2009.  Again, the increase in income in 2010 is largely due to the inclusion of the operations of the Acquired Banks in 2010 but not in 2009.  The operations of Adams and CB&T added $463,000 of net income in the third quarter of 2010.  Excluding this income, the remaining Premier operations increased net income in the third quarter of 2010 by $140,000, or 9.3%, compared to the same period of 2009, as the decrease in interest expense exceeded an increase in the provision for loan losses.

Net interest income for the nine months ending September 30, 2010 totaled $32.45 million, up $12.46 million, or 62.3%, from the $19.99 million of net interest income earned in the first nine months of 2009, as the $11.28 million of additional net interest income of the Acquired Banks added to the 5.9% increase in net interest income of Premier’s other operations.  Interest income in the first nine months of 2010 increased by $12.46 million, or 45.5%, as a result of the $12.90 million of interest income added by the operations of the Acquired Banks.  Excluding the operations of the Acquired Banks, interest income decreased by $434,000, or 1.6%, in the first nine months of 2010.  Interest income on loans decreased by $93,000, largely due to a lower average volume of loans outstanding and a slightly lower yield earned on those loans.  Interest earned on investments decreased by $343,000, due to lower average yields even though on a higher average volume of investments.  Interest earned on federal funds sold and interest bearing bank balances increased by $2,000, largely due to a higher average volume of interest bearing bank balances, while interest earned on fed funds sold is down resulting from the Federal Reserve Board of Governors’ policy to stimulate the economy by maintaining the federal funds sold rate near 0.00% to 0.25%.

Interest expense in the first nine months of 2010 (which includes the $1.62 million increase in interest expense in 2010 from the operations of the Acquired Banks) increased by $6,000, or 0.08%, when compared to the same nine months of 2009.  Excluding the Acquired Banks’ operations, interest expense decreased by $1.61 million, or 21.9%, in 2010 compared to the first nine months of 2009, more than offsetting the decrease in interest income from the remaining Premier operations.  Interest expense on deposits (excluding the operations of the Acquired Banks) decreased by $1.59 million, or 23.7%, largely due to lower rates paid, although on a higher average balance of deposits outstanding.  Also excluding the operations of the Acquired Banks, interest expense on repurchase agreements and other short-term borrowings decreased by $10,000, largely due to a lower average balance and interest expense on FHLB advances decreased by $121,000, largely due to a decrease in the average balance outstanding resulting from principal payments and maturities during the last twelve months.  Slightly offsetting these decreases, interest expense on other borrowings increased by $110,000 due to higher rates paid on a higher average outstanding balance. The Board of Governors’ policy to reduce the federal funds rate to nearly zero, coupled with the U.S. Treasury actively buying investment securities, has significantly reduced the yield on much of Premier’s earning assets including investments, federal funds sold and variable rate loans.  Premier has tried to offset some of the lower interest income by lowering the rates paid on its deposits and repurchase agreements with customers.  However, the higher yield on the loans of the Acquired Banks coupled with the lower rates paid on the interest bearing deposits and borrowings of the Acquired Banks have combined to boost Premier’s overall net interest margin.  Premier’s net interest margin in the first nine months of 2010 was 4.30% compared to 4.03% for the same period in 2009.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2010

A portion of the additional interest income on loans from the acquired banks is the result of recognizing into interest income the remaining fair value discount on notes that are fully paid-off during the period.  These events cannot be predicted with certainty and may positively or negatively affect interest income on loans in future months.

Additional information on Premier’s net interest income for the first nine months of 2010 and 2009 is contained in the following table.

PREMIER FINANCIAL BANCORP, INC.
AVERAGE CONSOLIDATED BALANCE SHEETS
AND NET INTEREST INCOME ANALYSIS

	Nine Months Ended Sept 30, 2010			Nine Months Ended Sept 30, 2009
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
Assets
Interest Earning Assets
U.S. Treasury and federal agency security	$150,299	$3,408	3.02%	$89,902	$2,358	3.50%
States and municipal obligations	10,302	248	4.86	7,464	178	4.82
Mortgage backed securities	73,062	2,070	3.78	70,519	2,312	4.37
Other securities	13,156	464	4.70	3,886	94	3.23
Total investment securities	246,819	6,190	3.41	171,771	4,942	3.91
Federal funds sold and other	72,263	110	0.20	30,841	54	0.23
Total loans	692,026	33,534	6.48	463,828	22,374	6.45
Total interest-earning assets	1,011,108	39,834	5.28%	666,440	27,370	5.51%
Allowance for loan losses	(8,366)			(8,384)
Cash and due from banks	20,105			24,496
Other assets	76,133			48,595
Total assets	$1,098,980			$731,147

Liabilities and Equity
Interest-bearing liabilities
Interest-bearing deposits	$737,021	6,538	1.19	$496,925	6,715	1.81
Short-term borrowings	22,765	124	0.73	13,447	94	0.93
FHLB advances	12,750	257	2.69	4,966	214	5.76
Other borrowings	15,761	469	3.98	14,814	359	3.24
Total interest-bearing liabilities	788,297	7,388	1.25%	530,152	7,382	1.86%
Non-interest bearing deposits	174,213			105,758
Other liabilities	4,498			4,461
Preferred equity	21,759			-
Common equity	110,213			90,776
Total liabilities and equity	$1,098,980			$731,147

Net interest income		$32,446			$19,988
Net interest spread			4.03%			3.65%
Net interest margin			4.30%			4.03%

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2010

Additional information on Premier’s net interest income for the third quarter of 2010 and third quarter of 2009 is contained in the following table.

PREMIER FINANCIAL BANCORP, INC.
AVERAGE CONSOLIDATED BALANCE SHEETS
AND NET INTEREST INCOME ANALYSIS

	Three Months Ended Sept 30, 2010			Three Months Ended Sept 30, 2009
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
Assets
Interest Earning Assets
U.S. Treasury and federal agency security	$130,017	$1,047	3.22%	$97,103	$769	3.17%
States and municipal obligations	10,404	118	6.87	7,553	60	4.81
Mortgage backed securities	82,106	727	3.54	70,257	739	4.21
Other securities	13,498	147	4.36	3,876	33	3.41
Total investment securities	236,025	2,039	3.56	178,789	1,601	3.65
Federal funds sold and other	86,743	49	0.22	24,124	17	0.28
Total loans	700,102	10,964	6.21	462,683	7,496	6.43
Total interest-earning assets	1,022,870	13,052	5.09%	665,596	9,114	5.46%
Allowance for loan losses	(9,251)			(8,067)
Cash and due from banks	20,601			23,750
Other assets	76,375			50,191
Total assets	$1,110,595			$731,470

Liabilities and Equity
Interest-bearing liabilities
Interest-bearing deposits	$743,157	2,125	1.13	$498,218	2,126	1.69
Short-term borrowings	24,223	42	0.69	12,105	32	1.05
FHLB advances	10,525	50	1.88	4,653	71	6.05
Other borrowings	16,204	165	4.04	14,340	117	3.24
Total interest-bearing liabilities	794,109	2,382	1.19%	529,316	2,346	1.76%
Non-interest bearing deposits	177,996			105,746
Other liabilities	4,600			5,647
Preferred equity	21,797			-
Common equity	112,093			90,760
Total liabilities and equity	$1,110,595			$731,470

Net interest income		$10,670			$6,768
Net interest spread			3.90%			3.70%
Net interest margin			4.17%			4.06%

Net interest income for the quarter ending September 30, 2010 totaled $10.67 million, up $3.90 million or 57.6% from the $6.77 million of net interest income earned in the third quarter of 2009, as the $3.29 million of additional net interest income of the Acquired Banks added to the 9.1% increase in net interest income of Premier’s other operations.  Interest income in the third quarter of 2010 increased by $3.94 million, or 43.2%, as a result of the $3.87 million of interest income added by the operations of the Acquired Banks.  Excluding the operations of the Acquired Banks, interest income increased by $71,000, or 0.78%, in the third quarter of 2010 when compared to the same quarter of 2009.  Interest income on loans increased by $179,000, largely due to a larger average volume of loans outstanding and a slightly higher yield.  Interest earned on investments decreased by $114,000, due to lower average yields even though on a higher average volume of investments.  Interest earned on interest bearing bank balances increased by $6,000, largely due to higher yields earned on interest bearing bank balances, while interest earned on fed funds sold is down resulting from the Federal Reserve Board of Governors’ policy to stimulate the economy by maintaining the federal funds sold rate near 0.00% to 0.25%.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2010

Interest expense in the third quarter of 2010 (which includes the $578,000 increase in interest expense in the third quarter of 2010 from the operations of the Acquired Banks) increased by $36,000, or 1.5%, when compared to the same quarter of 2009.  Excluding the Acquired Banks’ operations, interest expense decreased by $542,000, or 23.1%, in the third quarter of 2010 compared to the third quarter of 2009, complementing the increase in interest income from the remaining Premier operations.  Interest expense on deposits (excluding the operations of the Acquired Banks) decreased by $515,000, or 24.2%, largely due to lower rates paid, although on a higher average balance of deposits outstanding.  Also excluding the operations of the Acquired Banks, interest expense on repurchase agreements and other short-term borrowings decreased by $7,000, largely due to a decrease in rates paid although on a higher average volume outstanding, and interest expense on FHLB advances decreased by $68,000, due to a decrease in the average balance outstanding resulting from principal payments and maturities during the last twelve months.  Interest expense on other borrowings increased by $48,000 due to higher rates paid on a higher average outstanding balance including additional money borrowed to facilitate the purchase of four branches from Integra Bank.

The Board of Governors’ policy to reduce the federal funds rate to nearly zero, coupled with the U.S. Treasury actively buying investment securities, has significantly reduced the yield on much of Premier’s earning assets including investments, federal funds sold and variable rate loans.  Premier has tried to offset some of the lower interest income by lowering the rates paid on its deposits and repurchase agreements with customers.  However, the higher yield on the loans of the Acquired Banks coupled with the lower rates paid on the interest bearing deposits and borrowings of the Acquired Banks have combined to boost Premier’s overall net interest margin.  Premier’s net interest margin in the third quarter of 2010 was 4.17% compared to 4.06% for the same period in 2009.  A portion of the additional interest income on loans from the acquired banks is the result of recognizing into interest income the remaining fair value discount on notes that fully paid-off during the period.  These events cannot be predicted with certainty and may positively or negatively affect interest income on loans in future months.

Non-interest income increased $1.08 million to $4,946,000 for the first nine months of 2010.  Included in this increase is $986,000 of non-interest income from the operations of the Acquired Banks.  Excluding their operations, electronic banking income (income from debit/credit cards, ATM fees and internet banking charges) increased by $113,000 or 15.1% and other non-interest income increased by $14,000, or 3.9%.  These increases were partially offset by a $22,000, or 0.9%, decrease in service charges on deposit accounts and a $15,000, or 4.6%, decrease in secondary market mortgage income.  Secondary market mortgage income decreased as the number of mortgage borrowers have decreased compared to the first nine months of 2009 even though the increased requirements to approve the purchase of mortgage loans by government agency buyers have become more widely accepted.  Premier concentrates its efforts on selling high quality mortgage loans and routinely searches for new buyers for these loans; however, the volume of future sales may depend on factors beyond the control of the Company.  Electronic banking income increased largely due to continued increases in Premier’s deposit customer base and customers’ greater propensity to use electronic means to conduct their banking business.  Premier’s conversion to a more modern banking software system in 2005 has allowed Premier to offer more electronic banking services and made it easier for customers to conduct their banking electronically.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2010

For the quarter ending September 30, 2010, non-interest income increased $361,000 to $1,735,000, again largely due to the inclusion of $331,000 of non-interest income from the operations of the Acquired Banks in 2010.  Excluding their operations, electronic banking income increased by $49,000 or 19.1%, secondary market mortgage income increased $13,000, or 11.3%, and other non-interest income increased $22,000, or 19.0%.  These increases were partially offset by a $54,000, or 6.1%, decrease in service charges on deposit accounts.

Non-interest expenses for the first nine months of 2010 totaled $25,535,000, or 3.11% of average assets on an annualized basis, compared to $17,372,000, or 3.18% of average assets for the same period of 2009.  The $8,163,000 increase in non-interest expenses in 2010 when compared to the first nine months of 2009 is largely due to the $8,493,000 of additional non-interest expenses from the operations of the Acquired Banks.  Excluding their operations, non-interest expenses in the first nine months of 2010 decreased by $330,000, or 1.9%.  Excluding the operations of the Acquired Banks, staff costs increased by $169,000, or 2.0%, in 2010 largely due to normal salary and benefit increases.  Outside data processing increased by $84,000, or 3.6%, due to increases in processing fees and the outsourcing of statement rendering services.  Taxes not on income increased by $165,000, or 30.2%, due to increases in taxes on equity resulting from the additional equity from the acquisition of Abigail Adams and the issuance of preferred stock to the U.S. Treasury.  The increase in these expenses was more than offset by decreases in occupancy and equipment expenses, professional fees, OREO expenses and writedowns, supplies, FDIC insurance and other operating expenses.  Occupancy and equipment expenses decreased by $182,000, or 9.1%, largely due to $81,000 from gains on the sale of three buildings in the first quarter of 2010 and a $90,000 decrease in equipment depreciation and maintenance expenses including information technology and furniture and fixtures, as many of these assets have become fully depreciated.  Professional fees decreased by $304,000, or 38.3%, in 2010 largely due to legal fees expensed in 2009 related to the acquisition of Abigail Adams and other legal fees incurred to settle outstanding lawsuits in 2009.  OREO expenses and writedowns decreased by $5,000, or 3.4%, in 2010, largely due to writedowns of OREO property in the first quarter of 2009, substantially offset by higher OREO expenses in 2010.  FDIC insurance decreased by $151,000, or 18.6%, due to the FDIC’s special assessment on all banks in the United States during the second quarter of 2009 which cost Premier approximately $319,000, partially offset by a combination of higher FDIC insurance rate increases in 2010 and the expiration of offsetting FDIC insurance credits used to offset some FDIC insurance in 2009.  Supplies expense decreased by $44,000 in the first nine months of 2010 while other operating expenses decreased in total by $62,000, largely due to customer fraud losses incurred in the first nine months of 2009.

Non-interest expenses for the third quarter of 2010 totaled $8,470,000 or 3.03% of average assets on an annualized basis compared to $5,723,000 or 3.13% of average assets for the same period of 2009.  The $2,747,000 increase in non-interest expenses in the third quarter of 2010 when compared to the third quarter of 2009 is largely due to the $2,688,000 of additional non-interest expenses from the operations of the Acquired Banks.  Excluding the operations of the Acquired Banks, staff costs increased by $9,000, or 0.3%, in 2010 largely due to normal salary and benefit increases.  Outside data processing increased by $15,000, or 1.9%, due to increases in processing fees and the outsourcing of statement rendering services.  Taxes not on income increased by $37,000, or 19.1%, due to increases in taxes on equity resulting from the additional equity from the acquisition of Abigail Adams and the issuance of preferred stock to the U.S. Treasury.  OREO expenses and writedowns increased by $13,000, or 92.9%, in 2010, largely due to higher OREO maintenance expenses in 2010.  FDIC insurance increased by $22,000, or 10.6% largely due to higher FDIC insurance rate increases in 2010 and the expiration of offsetting FDIC insurance credits used to offset

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2010

some FDIC insurance in 2009.  Other operating expenses increased by $36,000, or 5.0%, due to fraud and other losses, marketing expense and conversion expense related to the Integra branch purchase.  The increase in these expenses were partially offset by decreases in occupancy and equipment expenses, professional fees and supplies.  Occupancy and equipment expenses decreased by $22,000, or 3.4%, largely due to lower depreciation and maintenance expenses on buildings, information technology equipment and furniture and fixtures.  Professional fees decreased by $44,000, or 20.8%, in 2010 largely due to legal fees expensed in 2009 related to the acquisition of Abigail Adams.  Supplies expense decreased by $7,000 in the third quarter of 2010.

Income tax expense was $2,479,000 for the first nine months of 2010 compared to $2,061,000 for the first nine months of 2009.  The effective tax rate for the nine months ended September 30, 2010 was 27.2% compared to the 33.5% effective tax rate for the same period in 2009.  The decrease in the effective tax rate is largely due to the recognition of a $538,000, net of federal income tax expense, West Virginia income tax benefit resulting from Premier’s projected ability to fully realize its West Virginia state deferred tax assets.  The majority of the state deferred tax assets are made up of West Virginia net operating loss carryforwards, some of which were incurred as a result of Premier’s historical operations and some of which were obtained from the Traders Bankshares acquisition in 2008.  The projection takes into account changes in West Virginia’s corporation income tax rules regarding consolidated income tax returns and the likelihood that the projected taxable income from the Acquired Banks will accelerate the utilization of all carryforwards.  Income tax expense for the quarter ending September 30, 2010 was $1,069,000 (33.7% effective tax rate) compared to $790,000 (34.5% effective tax rate) for the same period of 2009.  The increase in income tax expense can be primarily attributed to the increase in pre-tax income detailed above.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2010

B.         Financial Position

Total assets at September 30, 2010 increased by $70.9 million to approximately $1.173 billion from the $1.102 billion at December 31, 2009 due to the addition of $74.3 million from the purchase of the four Integra branches by Citizens (“Integra Branch Purchase”).  Likewise, earning assets increased by $45.4 million from $972.5 million at year-end 2009 to end the quarter at $1.018 billion.  The increase in earning assets was largely due to an increase of $60.4 million in total loans outstanding from the purchase of the four Integra branches.  Excluding the operations of the Integra branch purchase, total assets decreased by $3.3 million and earning assets decreased $22.9 million due to decreases in total loans of $18.8 million and fed funds sold of $10.7 million converted into cash.

Cash and due from banks at September 30, 2010 was $89.9 million, a $28.3 million increase from the $61.6 million at December 31, 2009.  Federal funds sold decreased by $2.8 million from the $23.0 million reported at December 31, 2009.  Changes in these two highly liquid assets are generally in response to increases in deposits, the demand for deposit withdrawals or the funding of loans or investment purchases and are part of Premier’s management of its liquidity and interest rate risks.  Excluding the Integra branch purchase federal funds sold decreased $10.7 million during the first nine months of 2010.  The decrease was largely in response to meet the demand for deposit withdrawals of $11.7 million.

Securities available for sale totaled $241.0 million at September 30, 2010, unchanged from the $241.0 million at December 31, 2009 due to securities being replaced as they were called or matured.  During the first quarter of 2010, longer-term bond yields began increasing in anticipation of potential future increases in the Federal Reserve Board of Governors’ policy on interest rates.   During the second quarter of 2010, this anticipation waned and investment yields began decreasing once again.  During the third quarter of 2010, the bond yields continued decreasing.  During this time of falling market yields, issuers called eligible securities in an effort to issue new investments at even lower coupon rates.  The level of proceeds from maturities and calls of securities in the first nine months of 2010 was 132% more than the level in the first nine months of 2009.  As a result, the average yield on Premier’s investment portfolio continued to decline.  The investment portfolio is predominately high quality interest-bearing bonds with defined maturity dates backed by the U.S. Government or Government sponsored entities.  The unrealized gains at September 30, 2010 and December 31, 2009 are price changes resulting from changes in the interest rate environment.  Additional details on investment activities can be found in the Consolidated Statements of Cash Flows.

Total loans at September 30, 2010 were $742.7 million compared to $699.1 million at December 31, 2009, an increase of approximately $43.6 million.  The increase in loans is largely due to $60.4 million of loans acquired with the Integra Branch Purchase.  An additional $8.1 million of loans were purchased from Integra Bank in June of 2010 as part of a separate agreement.  Excluding these loans, total loans have decreased approximately $24.9 million since year-end.  The decrease in loans is largely due to a $25.0 million decrease in loans at the Acquired Banks as decreasing the total assets of these two banks is part of management’s strategy to improve the ratio of the banks’ capital to assets. The remaining increase was due to loan demand during the first nine months of 2010 substantially offsetting payoffs and principal payments.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2010

Deposits totaled $976.2 million as of September 30, 2010, a $62.4 million increase from the $913.8 million in deposits at December 31, 2009.  The overall increase in deposits is largely due to the Integra branch purchase of $74.1 million.  This increase was partially offset by a $23.6 million decrease in deposits at the Acquired Banks.  Again, the decrease is part of management’s strategy to improve the ratio of the banks’ capital to assets.  The remaining banks, during the first nine months of 2010, experienced a $2.3 million increase in non-interest bearing deposits, a $5.1 million increase in other interest bearing deposits and a $4.4 million increase in time deposits $100,000 and over.  Similarly, repurchase agreements with corporate and public entity customers increased during the first nine months of 2010, increasing by $2.1 million to $26.7 million as of September 30, 2010.  Decreases at Adams of $1.2 million offset this increase with the remaining banks increasing their repurchase agreement balances by $887,000 in total during the first nine months of 2010.

Long-term Federal Home Loan Bank (“FHLB”) advances declined by $4.3 million in the first nine months of 2010 largely to $4.0 million of debt maturities in May.  The remaining $332,000 decrease is due to regularly scheduled principal payments and accretion of a yield adjustment on the FHLB advance assumed via acquisition of Adams.  Other borrowed funds increased by $4.7 million during the first nine months of 2010 due to Premier increasing its borrowed funds to inject capital in Citizens to support the purchase of the Integra branches.  See Note 5 to the consolidated financial statements for additional information on the Company’s outstanding FHLB advances.

The following table sets forth information with respect to the Company’s nonperforming assets at September 30, 2010 and December 31, 2009.

	(In Thousands)
	2010	2009
Non-accrual loans	$49,103	$46,299
Accruing loans which are contractually past due 90 days or more	648	489
Restructured	11,596	11,974
Total non-performing loans	61,347	58,762
Other real estate acquired through foreclosure (OREO)	11,083	9,251
Total non-performing assets	$72,430	$68,013

Non-performing loans as a percentage of total loans	8.26%	8.40%

Non-performing assets as a percentage of total assets	6.18%	6.17%

Total non-performing loans have increased since year-end, due to increases in non-accrual loans and loans past due 90 days or more. These increases were in addition to an increase in other real estate owned acquired through foreclosure.  The increase in other real estate owned is largely due to the foreclosure of approximately $4.2 million of loans partially offset by sales of $2.6 million of OREO properties.  The significant level of non-accrual loans and OREO is due to the non-performing assets that came with the acquisition of Abigail Adams and the Acquired Banks.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2010

At December 31, 2009, the Acquired Banks accounted for $48.0 million or 70.5% of Premier’s non-performing assets while at September 30, 2010 the Acquired Banks accounted for $51.4 million or 70.9% of Premier’s non-performing assets.  However, since these assets were recorded at an estimated fair value on the date of acquisition, the amount of credit risk assumed by Premier is not nearly as great as the volume of non-performing assets suggests taken at face value.  The estimate of fair value on all loans, but particularly on non-performing assets, included factors for the measurement of credit risk, interest rate risk and re-salability in the most advantageous market for the loans in an orderly transaction between market participants. These estimates included significant discounts on the non-accrual loans.  Since the estimated fair value of these loans was believed to have accounted for the reasonably estimable credit risk in the loans, consistent with new accounting guidance for acquisitions after 2008, no allowance for loan losses for these loans was recorded at the date of acquisition.  Under previous accounting standards, the loan loss allowance of the Acquired Banks would have carried over to Premier’s books and records, as was the case for the acquisitions of Traders Bankshares and Citizens First Bank in 2008.  The following table illustrates the face value of the non-performing assets of the Acquired Banks as of September 30, 2010 and December 31, 2009 and the discounted net carrying value of those non-performing assets.

NON-PERFORMING ASSETS AT ACQUIRED SUBSIDIARY BANKS
(Dollars in thousands)
	September 30, 2010		December 31, 2009
	Face Value	Discounted Net Carrying Value	Face Value	Discounted Net Carrying Value
Non-performing Assets
Non-accrual loans	$53,903	$42,562	$48,430	$39,306
Loans 90+ days past due	5	5	119	115
Other real estate owned	8,125	6,830	9,830	8,535
Total non-performing assets	$62,033	$49,397	$58,379	$47,956

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

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2010

During the third quarter of 2010, the Company recorded $761,000 of provisions for loan losses, largely due to estimated increases in the credit risk of impaired loans; but also as a result of increases in the estimated overall credit risk in the loan portfolio.  The continuing level of non-performing loans plus the increase in net charge-offs are evidence of the increasing credit risk in the loan portfolio.  The longer the downturn in the national and local economy continues, the greater the risk that one or more of Premier’s loan customers may be affected in a negative way and therefore struggle to meet their commitment to repay their loan.  The $761,000 third quarter 2010 provision for loan losses compares to $127,000 of provisions for loan losses recorded during the third quarter of 2009.  For the first nine months of 2010, total provisions for loan losses equaled $2.7 million.  This compares to $339,000 of provisions for loan losses recorded during the first nine months of 2009.  The provisions for loan losses were made in accordance with Premier’s policies regarding management’s estimation of probable incurred losses in the loan portfolio and the adequacy of the allowance for loan losses, which are in accordance with accounting principles generally accepted in the United States of America.  In the coming months, Premier will continue to monitor the impact that national housing market price declines may have on its local markets and collateral valuations as management evaluates the adequacy of the allowance for loan losses.  While some price deterioration is expected, it is not currently anticipated that Premier’s markets will be impacted as severely as other areas of the country due to the historically modest increases in real estate values in the Company’s Appalachian markets.  However, as local and national unemployment rates remain at elevated levels and the downturn in housing prices extends further into the future, there is an increasing risk of price deterioration in real estate values in the Company’s markets.  Future provisions to the allowance for loan losses, positive or negative, will depend on future improvement or deterioration in estimated credit risk in the loan portfolio as well as whether additional payments are received on loans having significant credit risk.

Gross charge-offs totaled $1.1 million during the first nine months of 2010.  Any collections on these loans would be presented in future financial statements as recoveries of the amounts charged against the allowance.  Recoveries recorded during the first nine months of 2010 totaled $339,000 resulting in net charge-offs for the first nine months of 2010 of $770,000.  This compares to $1.0 million of net charge-offs recorded in the first nine months of 2009.  The allowance for loan losses at September 30, 2010 was 1.28% of total loans compared to 1.08% at December 31, 2009.  The increase in the ratio is largely due to the $2,741,000 of additional provisions for loan losses exceeding the $770,000 of net charge-offs recorded in the first nine months of 2010.

The ratio of the allowance for loan losses to total loans decreased significantly as a result of the acquisition of Abigail Adams when compared to ratios calculated prior to the acquisition.  Also, the purchase of the Integra branches has slightly decreased the ratio due to the addition of $60.4 million in total loans acquired by Citizens.  As discussed earlier, the loans acquired from Abigail Adams were recorded at their estimated fair value.  Since the estimated fair value of these loans was believed to have accounted for the reasonably estimable credit risk in the loans, consistent with new accounting guidance for acquisitions after 2008, no allowance for loan losses for these loans was recorded at the date of acquisition.  In the twelve months since the acquisition, the Acquired Banks have recorded an allowance for loan losses of approximately $1,799,000, largely due to identified additional risks of loss on impaired loans.  Excluding the net loan portfolios of the Acquired Banks, Premier’s remaining operations have a collective allowance for loan losses of approximately 1.45% of total loans at September 30, 2010.  This compares to an approximately 1.60% collective ratio for these same entities at December 31, 2009.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2010

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
SEPTEMBER 30, 2010

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

2.	Cash flow generated by repayment of loans and interest.

3.	Arrangements with correspondent banks for purchase of unsecured federal funds.

4.	The sale of securities under repurchase agreements and borrowing from the Federal Home Loan Bank.

5.	Maintenance of an adequate available-for-sale security portfolio. The Company owns $241.0 million of securities at fair value as of September 30, 2010.

The cash flow statements for the periods presented in the financial statements provide an indication of the Company’s sources and uses of cash as well as an indication of the ability of the Company to maintain an adequate level of liquidity.

E.           Capital

At September 30, 2010, total shareholders’ equity of $134.4 million was 11.46% of total assets.  This compares to total shareholders’ equity of $128.6 million or 11.7% of total assets on December 31, 2009.

Tier I capital totaled $96.2 million at September 30, 2010, which represents a Tier I leverage ratio of 8.9%.  This ratio is unchanged from the 8.9% at December 31, 2009.

Book value per common share was $14.18 at September 30, 2010, and $13.46 at December 31, 2009.  The increase in book value per share was the result of the $0.72 per share earned during the quarter less the $0.22 per share common dividend and the $943,000 of preferred stock dividends and accretion.  Also increasing the book value per share was $1,712,000 of other comprehensive income for the first nine months of 2010 related to the after tax increase in the market value of securities available for sale.

PREMIER FINANCIAL BANCORP, INC.
SEPTEMBER 30, 2010

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
SEPTEMBER 30, 2010

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
SEPTEMBER 30, 2010

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PREMIER FINANCIAL BANCORP, INC.

Date: November 15, 2010                               /s/ Robert W. Walker
Robert W. Walker
President & Chief Executive Officer

Date: November 15, 2010                               /s/ Brien M. Chase
Brien M. Chase
Senior Vice President & Chief Financial Officer