Form 10-K
period 2010-12-31
PREMIER FINANCIAL BANCORP INC
filed 2011-03-29
CIK 887919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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
December 31, 2010

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

As of June 30, 2010, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $54,103,300 based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System National Market System.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each class	Outstanding at March 15, 2011
Common Stock without par value	7,937,143

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Shareholders to be held on June 15, 2011.	Part III

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2010

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2010

PART I

Item 1.  Description of Business

THE COMPANY

Premier Financial Bancorp, Inc. (the "Company" or "Premier") is a multi-bank holding company that, as of March 15, 2011 operates eight banking offices in Kentucky, five banking offices in Ohio, fourteen banking offices in West Virginia, five banking offices in Washington, DC, one banking office in Maryland and two banking offices in Virginia. At December 31, 2010, Premier had total consolidated assets of $1,183.3 million, total consolidated deposits of $985.3 million and total consolidated shareholders' equity of $131.4 million. The banking subsidiaries (the "Banks" or "Affiliate Banks") consist of Citizens Deposit Bank & Trust, Vanceburg, Kentucky; Farmers Deposit Bank, Eminence, Kentucky; Ohio River Bank, Ironton, Ohio; First Central Bank, Inc., Philippi, West Virginia; Boone County Bank, Inc., Madison, West Virginia; Traders Bank, Inc., Ravenswood, West Virginia; Adams National Bank, Washington, DC; and Consolidated Bank & Trust Company, Richmond, Virginia.

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

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2010

On November 27, 2007, the Company entered into a material definitive agreement with Traders Bankshares, Inc. (Traders), a single bank holding company with $108 million of total assets located in Spencer, West Virginia.  Under terms of the definitive agreement, Premier agreed to purchase Traders for approximately $18,140,000 in stock and cash.  Each share of Traders common stock was entitled to merger consideration of $50.00 cash and 3.75 shares of Premier common stock.  Premier issued approximately 675,000 shares of its common stock plus Premier paid $9.0 million in cash to the shareholders of Traders.

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
December 31, 2010

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

On October 2, 2009, Premier issued and sold to the U.S. Treasury (i) 22,252 of Premier’s Fixed Rate Cumulative Perpetual Preferred Shares, Series A, each without par value and having a liquidation preference of $1,000 per share (the “Series A Preferred Shares”), and (ii) a ten-year warrant (the “Warrant”) to purchase 628,588 Premier common shares, each without par value (the “Common Shares”), at an exercise price of $5.31 per share (subject to certain anti-dilution and other adjustments), for an aggregate purchase price of $22,252,000 in cash.  This issuance and sale was a private placement exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.  Additional information regarding the Series A Preferred Shares and the Warrant can be found in Note 26 of the Notes to the Consolidated Financial Statements.

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

Recent Corporate Developments

Written Agreement between Federal Reserve Bank and Premier - On July 29, 2010, Consolidated Bank and Trust Company (“CB&T”), a wholly owned subsidiary of Premier and a Virginia state chartered bank; the Federal Reserve Bank of Richmond (“FRB”) and the State Corporation Commission Bureau of Financial Institutions (“Virginia Bureau”) entered into a written agreement (“Written Agreement”) requiring CB&T to perform certain actions primarily designed to improve the credit quality of the Bank.  Abigail Adams, as parent of CB&T, and Premier, as parent of Abigail Adams, were also named as parties to the Written Agreement to ensure that the Bank complies with the Written Agreement.

The Written Agreement requires CB&T to submit written plans to strengthen board oversight of CB&T, improve CB&T’s asset quality, review and revise CB&T’s methodology for determining the allowance for loan losses, maintain sufficient capital at CB&T, improve CB&T’s earnings, and enhance CB&T’s liquidity position and funds management practices.  CB&T is

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2010

also required to submit quarterly written progress reports.  The agreement restricts CB&T’s ability to declare and pay dividends without prior written approval of the regulatory agencies or incur, increase, or guarantee any debt without prior written approval of the regulatory agencies.

In addition to ensuring CB&T complies with provisions of the Written Agreement, Premier is also specifically subject to the provision requiring prior written approval of the FRB and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System for declaring or paying any dividends, and the provision requiring prior written approval of the FRB before incurring, increasing or guaranteeing any debt or purchasing or redeeming any shares of its stock.

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

On September 20, 2010, Premier submitted a request to the FRB for written approval from the FRB and the Director of the Division of Banking Supervision and Regulation of the Board of Governors to declare and pay its quarterly dividend obligation to the U.S. Treasury due on November 15, 2010.  On October 4, 2010, Premier received a notice in writing that the FRB and the Director of the Division of Banking Supervision and Regulation of the Board of Governors did not approve Premier’s request to pay the cash dividend on its Series A, Fixed Rate Cumulative Perpetual Preferred Stock as Premier had requested.  Subsequent to receipt of the notice from the FRB, Premier has held telephone conversations with the FRB to appeal the Board of Governors’ decision.  On October 13, 2010, Premier received telephonic notice that its appeal had been denied.  See Note 26 for additional details on Premier's Series A, Fixed Rate Cumulative Perpetual Preferred Stock.

On January 11, 2011, Premier submitted a written request to the FRB for written approval from the FRB and the Director of the Division of Banking Supervision and Regulation of the Board of Governors to pay its quarterly dividend obligation due on February 15, 2011 to the U.S. Treasury under the TARP Capital Purchase Program, and the prior quarterly dividend obligation due on November 15, 2010.   On February 10, 2011, Premier received telephonic notice that the FRB and the Director of the Division of Banking Supervision and Regulation of the Board of Governors did not approve Premier’s request to pay the cash dividends on its Series A, Fixed Rate Cumulative Perpetual Preferred Stock as Premier had requested.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2010

Purchase of Four Branches from Integra Bank – On April 29, 2010, Citizens Deposit Bank and Trust, Inc. (“Citizens”), a wholly owned subsidiary of Premier, entered into a branch purchase agreement with Integra Bank National Association (“Integra Bank”) whereby Citizens agreed to purchase four branches of Integra Bank.  On the same date, Citizens also entered into a loan purchase agreement with Integra Bank whereby Citizens agreed to purchase $15.0 million of commercial loans in addition to those loans needed to satisfy the branch purchase.

    Under terms of the branch purchase agreement, Citizens agreed to pay Integra Bank an aggregate net deposit premium fixed at a rate of 3.38% for the deposits, loans and facilities of the Integra Bank branches located at Maysville and Mt. Olivet, Kentucky, and Ripley and Aberdeen, Ohio.  Citizens agreed to assume approximately $73.4 million of deposit liabilities related to the four branches and acquire $18.3 million of branch related loans, as well as $38.1 million of additional commercial real estate and $10.6 million of other commercial loans selected by Citizens originated from other Integra offices.

Under terms of the loan purchase agreement, Citizens agreed to pay cash for $15.0 million of commercial loans selected by Citizens at a 2% discount of the aggregate unpaid principal balances of the loans.  In June, the separate loan purchase transaction closed with Citizens purchasing approximately $8.1 million of the original $15.0 million of commercial loans.

On September 10, 2010 Citizens completed its purchase of the four banking offices from Integra Bank.  The purchase of the branches was a strategic move to increase Citizens’ presence in its current market area without a significant increase in its operating costs. Citizens paid a $2.4 million deposit premium for the deposit liabilities it assumed and also acquired $17.8 million of branch related loans as well as $34.0 million of additional commercial real estate loans and $10.0 million of other commercial loans selected by Citizens originated from other Integra offices.  The four banking offices were also included in the branch purchase.  The purchase resulted in approximately $1.1 million of goodwill and $2.0 million in core deposit intangible.

Planned change in third party core data processor - On May 13, 2010, Premier executed a six-year data processing agreement with Fidelity Information Services, Inc. and its affiliates (“FIS”) located in Jacksonville, Florida.   The agreement covers Premier’s core data processing, item processing, internet banking services, network services, customer authentication services and electronic funds transfer services.  While employee training will begin in the near term, actual processing services are not scheduled to commence until after a data conversion to the FIS systems scheduled for July through September of 2011.  The data processing agreement shall remain in effect until September 30, 2017 and provides for automatic three-year extensions after that date.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2010

Planned Merger of Five Subsidiary Banks – On September 1, 2010, Premier filed applications with state and federal banking regulatory authorities to merge five of its subsidiary banks together to form Premier Bank, Inc.   On February 28, 2011, Premier received final regulatory approval to move forward with its plans to merge Boone County Bank, headquartered in Madison, West Virginia; First Central Bank, headquartered in Philippi, West Virginia; Traders Bank, Inc., headquartered in Ravenswood, West Virginia; Adams National Bank, headquartered in Washington, DC and Consolidated Bank & Trust, headquartered in Richmond, Virginia.  The resulting bank will be headquartered in Huntington, West Virginia and would have total assets of approximately $822.9 million, total deposits of $689.7 million, liquid assets of $101.5 million, and Tier I capital of $79.2 million.  Pro forma regulatory capital ratios would result in the bank being well capitalized with a Tier I Leverage Ratio of 9.87%, a Tier I Risk-based Capital Ratio of 16.43% and at Total Risk-based Capital Ratio of 17.68%.  One of the goals to be achieved by merging the bank charters together is to alleviate the restrictions placed on the Company’s operations by the Written Agreements entered into by Adams National Bank with the OCC and Consolidated Bank & Trust with the FRB.

While Premier remains committed to its core strategy of rural banking with community oriented and locally named institutions, the Company may, as it has in the past, dispose of additional corporate assets that no longer meet Premier's geographic or operational performance goals.  For example, on February 13, 2004, the Company announced that it had signed a definitive agreement to sell its subsidiary Citizens Bank (Kentucky), Inc. located in Georgetown, Kentucky in a cash transaction valued at approximately $14,500,000, and on July 1, 2004 the sale transaction closed.  Also, beginning in April 2005 and concluding in July 2005, the Company converted each of its Affiliate Banks from an in-house system administered by a wholly-owned subsidiary to an outsourced system administered by FiServ for their data and item processing functions.  Subsequent to the conversion, the operations of the Company’s data processing subsidiary, Premier Data Services, Inc. were suspended and the subsidiary was merged into the Company on June 27, 2006.

 PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2010

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
December 31, 2010

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

The Banks' range of deposit services includes checking accounts, NOW accounts, savings accounts, money market accounts, club accounts, individual retirement accounts, certificates of deposit and overdraft protection. Customers can access their accounts via traditional bank branch locations as well as Automated Teller Machines (ATM’s) and the internet.  The Banks also offer bill payment and telephone banking services.  Deposits of the Banks are insured by the Deposit Insurance Fund administered by the FDIC to the maximum amounts offered by the FDIC.

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
December 31, 2010

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
December 31, 2010

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
December 31, 2010

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

Bank holding companies currently are required to maintain Tier I and total capital (the sum of Tier I and Tier II capital) equal to at least 4% and 8% of total risk-weighted assets, respectively. At December 31, 2010, Premier met both requirements, with Tier I and total capital equal to 14.1% and 15.3% of its total risk-weighted assets, respectively.

In addition to the risk-based capital guidelines, the Federal Reserve requires bank holding companies to maintain a minimum "leverage ratio" (Tier I capital to adjusted total assets) of 3%, if the holding company has the highest regulatory ratings for risk-based capital purposes. All other bank holding companies are required to maintain a leverage ratio of 3% plus at least 100 to 200 basis points. At December 31, 2010, Premier's leverage ratio was 8.5%.

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
December 31, 2010

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

Regulatory Agreements - As previously disclosed in earlier reports, the Company and some of the subsidiary Banks have, in the past, been subject to regulatory agreements.  On January 29, 2003, the Company entered into a written agreement with the Federal Reserve Bank of Cleveland (“FRB - Clev”).  In, 2006, the FRB determined that Premier had fully satisfied all of the provisions of the written agreement and, accordingly, the FRB - Clev terminated the agreement effective April 18, 2006.

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

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2010

On October 1, 2008, the Company’s newly acquired subsidiary Adams National, entered into a written agreement with its primary regulator, the OCC.  The written agreement outlined a number of steps to be taken by Adams National to remedy unsafe and unsound banking practices relating to the level of credit risk and the administration of the loan portfolio, and violations of credit-related laws and regulations at the bank.  These include 1) ensuring that Adams National has competent management and that senior management can perform the duties required under the Bank’s policies and procedures and the requirements of the Written Agreement; 2) maintaining a 12% total risk-based capital to total risk-weighted assets ratio; an 11% Tier 1 capital to risk-weighted assets ratio; and a 9% Tier 1 capital to adjusted total assets ratio, which are greater than the regulatory requirements to be “well capitalized” under bank regulatory requirements; 3) developing and implementing a three-year capital program; 4) adopt and implement written policies and procedures for establishing and maintaining the allowance in a manner consistent with the Written Agreement; 5) requiring the Board to review the adequacy of the allowance for loan losses at least quarterly; 6) implementing an asset diversification program consistent with OCC guidelines on concentrations in commercial real estate lending and sound risk management practices and reducing Adams National’s exposure to concentrations of credit risk accordingly; 7) taking all necessary actions to protect Adams National’s interest in its criticized assets and implementing a program to eliminate regulatory criticism of these assets; 8) engaging in an ongoing review of the bank’s criticized assets and implementing procedures for the effective monitoring of the loan portfolio; 9) implementing a program to improve the management of the loan portfolio and to provide the Board with monthly written reports on credit quality; 10) employing a loan review consultant acceptable to the OCC to perform quarterly quality reviews of the bank’s assets; 11) revising the bank’s lending policy in accordance with OCC requirements; and 12) maintaining acceptable liquidity levels.

The written agreement includes time frames to implement the foregoing and on-going compliance requirements for Adams National, including quarterly progress reports to the OCC. The written agreement also requires the bank to establish a committee of the Board of Directors which will be responsible for overseeing compliance with the written agreement. Adams National has taken steps to comply with the requirements of the written agreement. At December 31, 2010, Adams National’s capital ratio levels met the regulatory capital levels required in the written agreement.

On July 29, 2010, Consolidated Bank and Trust Company (“CB&T”), a wholly owned subsidiary of Premier and a Virginia state chartered bank; the Federal Reserve Bank of Richmond (“FRB”) and the State Corporation Commission Bureau of Financial Institutions (“Virginia Bureau”) entered into a written agreement (“Written Agreement”) requiring CB&T to perform certain actions primarily designed to improve the credit quality of the Bank.  Abigail Adams, as parent of CB&T, and Premier, as parent of Abigail Adams, were also named as parties to the Written Agreement to ensure that CB&T complies with the Written Agreement.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2010

The Written Agreement requires CB&T to submit written plans to strengthen board oversight of CB&T, improve the CB&T’s asset quality, review and revise CB&T’s methodology for determining the allowance for loan losses, maintain sufficient capital at CB&T, improve CB&T’s earnings, and enhance CB&T’s liquidity position and funds management practices.  CB&T is also required to submit quarterly written progress reports.  The agreement restricts CB&T’s ability to declare and pay dividends without prior written approval of the regulatory agencies or incur, increase, or guarantee any debt without prior written approval of the regulatory agencies.

In addition to ensuring CB&T complies with provisions of the Written Agreement, Premier is also specifically subject to the provision requiring prior written approval of the FRB and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System for declaring or paying any dividends, and the provision requiring prior written approval of the FRB before incurring, increasing or guaranteeing any debt or purchasing or redeeming any shares of its stock.

TARP Capital Purchase Program - As discussed above in conjunction with the acquisition of Abigail Adams, Premier elected to participate in the TARP Capital Purchase Program and received $22.25 million of new equity capital from the U.S. Treasury on October 2, 2009.  As part of its participation in the TARP Capital Purchase Program, Premier agreed to various requirements and restrictions imposed on all participants in the TARP Capital Purchase Program.  Those restrictions include certain executive compensation and corporate expenditure limits on all current and future recipients of funds under the TARP Capital Purchase Program, including Premier, as long as any obligation arising from the financial assistance provided to the recipient under the TARP Capital Purchase Program remains outstanding, excluding any period during which the U.S. Treasury holds only warrants to purchase common stock of a TARP participant (the “Covered Period”).  On June 10, 2009, the U.S. Treasury issued an interim final rule describing how participating institutions are to comply with the executive compensation and corporate governance standards imposed by the EESA, as amended by the ARRA.  On December 7, 2009, the U.S. Treasury published technical amendments to the interim final rule (collectively, the interim final rule published on June 15, 2009 and the amendments published on December 7, 2009 are referred to as the “Interim Final Rule”).

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

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2010

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

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2010

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

Premier’s Board of Directors was required to establish a company-wide policy regarding excessive or luxury expenditures (which was adopted on December 16, 2009) and post this policy on Premier’s subsidiary bank websites;

Premier’s proxy statements for annual shareholder meetings must permit a non-binding “say on pay” shareholder vote on the compensation of executives, as disclosed pursuant to the compensation disclosure rules of the SEC;

executive compensation in excess of $500,000 for each Senior Executive Officer must not be deducted for federal income tax purposes;

Premier must disclose to the U.S. Treasury and Premier’s primary regulator whether Premier’s Board of Directors or the Compensation Committee engaged a compensation consultant and the service performed by that compensation consultant and any of its affiliates;

Premier must disclose to the U.S. Treasury the identity of Premier’s Senior Executive Officers and next 20 most highly-compensated employees, identified by name and title and ranked in descending order of annual compensation;

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

Detailed information regarding the Series A Preferred Shares and the Warrant can be found in Note 26 of the Notes to the Consolidated Financial Statements.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2010

Dividend Restrictions - Premier is dependent on dividends from its Affiliate Banks for its revenues. Various federal and state regulatory provisions limit the amount of dividends the Affiliate Banks can pay to Premier without regulatory approval. At December 31, 2010, approximately $3.1 million of the total shareholders' equity of the Affiliate Banks was available for payment of dividends to Premier without approval by the applicable regulatory authority.

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

The dividend rights of holders of Premier’s common shares are also qualified and subject to the dividend rights of holders of Premier’s Series A Preferred Shares described above under the caption “Regulatory Matters – TARP Capital Purchase Program.”  Premier has not paid the November 15, 2010 and February 15, 2011 quarterly dividends on its Series A Preferred Shares due to restrictions placed on it by the Federal Reserve Board of Governors in conjunction with the July 29, 2010 Written Agreement between Consolidated Bank & Trust and the FRB.  Until such dividends are paid on the Series A Preferred Shares, dividends to holders of Premier’s common shares will also be prohibited.

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
December 31, 2010

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

Dodd-Frank Act - On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law, which implements far-reaching changes across the financial regulatory landscape, including provisions that, among other things, will:

•
create a new agency to centralize responsibility for consumer financial protection, the Consumer Financial Protection Bureau, which will be responsible for implementing, examining and enforcing compliance with federal consumer financial laws;

•	apply the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies;

•	require bank holding companies and banks to be both well capitalized and well managed in order to acquire banks located outside their home state;

•
change the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminate the ceiling on the size of the Deposit Insurance Fund and increase the floor of the size for the Deposit Insurance Fund;

•
impose comprehensive regulation of the over-the-counter derivatives market, which would include certain provisions that would effectively prohibit insured depository institutions from conducting certain derivatives businesses within the institution itself;

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2010

•	require large, publicly-traded bank holding companies to create a risk committee responsible for the oversight of enterprise risk management;

•	implement corporate governance revisions, including with regard to executive compensation and proxy access by shareholders, that apply to all public companies, not just financial institutions;

•
make permanent the $250,000 limit for federal deposit insurance, increase the cash limit of Securities Investor Protection Corporation protection from $100,000 to $250,000 and provide unlimited federal deposit insurance for non-interest-bearing demand transaction accounts at all insured depository institutions until December 31, 2012;

•	repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts;

•
amend the Electronic Fund Transfer Act (“EFTA”) to, among other things, give the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer; and

•	increase the authority of the Federal Reserve Board to examine financial holding companies and their non-bank subsidiaries.

Many aspects of the Dodd-Frank Act are subject to future rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on Premier, its customers or the financial services industry as a whole.  In some cases, regulatory or other governmental agencies already have taken action to comply with the Dodd-Frank Act’s mandates.

Number of Employees

The Company and its subsidiaries collectively had approximately 354 full-time equivalent employees as of December 31, 2010.  Its executive offices are located at 2883 5th Avenue, Huntington, West Virginia 25702, telephone number (304) 525-1600 (facsimile number (304) 525-9701).

 PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2010

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

Changes in Interest Rates Could Negatively Impact the Company’s Results of Operations

The earnings of Premier are primarily dependent on net interest income, which is the difference between interest earned on loans and investments, and interest paid on interest-bearing liabilities such as deposits and borrowings. Interest rates are highly sensitive to many factors, including government monetary and fiscal policies; domestic and international economic and political conditions; and, in particular, changes in the discount rate by the Board of Governors of the Federal Reserve System. Conditions such as inflation, recession, unemployment, money supply, government borrowing and other factors beyond management’s control may also affect interest rates. If Premier’s interest-earning assets mature, reprice or prepay more quickly than interest-bearing liabilities in a given period, a decrease in market interest rates could adversely affect net interest income. Likewise, if interest-bearing liabilities mature or reprice, or, in the case of deposits, are withdrawn by the accountholder more quickly than interest-earning assets in a given period, an increase in market interest rates could adversely affect net interest income. Given Premier’s current mix of assets and liabilities, a rising interest rate environment would have a positive impact on Premier’s results of operations, because interest bearing assets will likely reprice at higher rates more quickly than interest-bearing liabilities.

Fixed rate loans increase Premier’s exposure to interest rate risk in a rising rate environment because interest-bearing liabilities would be subject to repricing before assets become subject to repricing. Adjustable rate loans decrease the risks to a lender associated with changes in interest rates but involve other risks. As interest rates rise, the periodic payment by the borrower rises to the extent permitted by the terms of the loan, and the increased periodic payment increases the potential for default. At the same time, for secured loans, the marketability of the underlying collateral may be adversely affected by higher interest rates. In a declining interest rate environment, there is likely to be an increase in prepayment activity on loans as the borrowers refinance their loans at lower interest rates. Under these circumstances, Premier’s results of operations could be negatively impacted.  Adjustable rate loans that have an interest rate floor feature will exhibit the same characteristics as a fixed rate loan during the period market interest rates are below the floor.  During this time and until the time market interest rates rise above the floor, Premier’s exposure to interest rate risk in a rising rate environment is increased because interest-bearing liabilities would be subject to repricing without a change in the interest rate on adjustable rate loans.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2010

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

Regional Economic Changes in the Company’s Markets Could Adversely Impact Results From Operations

Like all banks, Premier is subject to the effects of any economic downturn, and in particular a significant decline in home values or reduced commercial development in Premier’s markets could have a negative effect on results of operations. Premier’s success depends primarily on the general economic conditions in the counties in which Premier conducts business, and in the West Virginia, southern Ohio, northern Kentucky, northern and south central Virginia and the metro Washington, DC and Richmond, Virginia areas in general. Unlike larger banks that are more geographically diversified, Premier provides banking and financial services to customers primarily in the West Virginia counties of Barbour, Boone, Harrison, Lewis, Lincoln, Logan, Kanawha, Upshur, Roane, Jackson and Wood, the southern Ohio counties of Adams, Brown, Gallia, Lawrence and Scioto, the northern Kentucky counties of Bracken, Fleming, Greenup, Henry, Lewis, Mason, Robertson and Shelby, the metro Washington DC area including the surrounding portions of Virginia and Maryland and the Richmond and Hampton metro areas of Virginia. The local economic conditions in these market areas have a significant impact on Premier’s ability to originate loans, the ability of the borrowers to repay these loans and the value of the collateral securing these loans. A decline in the general economic conditions caused by inflation, recession, government intervention or regulation, unemployment or other factors beyond Premier’s control would affect these local economic conditions and could adversely affect Premier’s financial condition and results of operations. Additionally, a significant decline in home values would likely lead to increased delinquencies and defaults in both the consumer home equity loan and residential real estate loan portfolios and result in increased losses in these portfolios.

There has been a decline in the housing market and real estate markets and in the general economy, both nationally and locally, due to the recession that began in December 2007. Housing markets have deteriorated as evidenced by reduced levels of sales, increasing inventories of houses and condominiums on the market, declining house prices and an increase in the length of time houses remain on the market. It is possible that these conditions will not improve or will worsen or that such conditions will result in a decrease in Premier’s interest income, an increase in Premier’s non-performing loans, and/or an increase in Premier’s provision for loan losses.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2010

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

Extensive Regulation and Supervision

Premier, primarily through the Premier Banks, is subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not shareholders. These regulations affect Premier’s lending practices, capital structure, investment practices, dividend policy and growth, among other things. Premier is also subject to a number of federal laws, which, among other things, require it to lend to various sectors of the economy and population, establish and maintain comprehensive programs relating to anti-money laundering and customer identification, and customer education programs to avoid excessive overdrafting. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect Premier in substantial and unpredictable ways. Such changes could subject Premier to additional costs, limit the types of financial services and products it may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, along with corrective action plans required by regulatory agencies, any of which could have a material adverse effect on Premier’s business, financial condition and results of operations.  Premier and certain of the Premier Banks have in the past been subject to such corrective action plans, and therefore there may be some residual reputation damage within the regulatory agencies.  While Premier has policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur.  See the “Regulatory Matters” section in Item 1, “Business”.

Dividend payments by subsidiaries to Premier and by Premier to its shareholders can be restricted.

    The Company’s principal source of funds for dividend payments and its debt service obligations is dividends received from the subsidiary Banks.  Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies.  Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, as defined, combined with the retained net profits of the preceding two years, subject to the capital requirements and additional restrictions as discussed in Note 21 to the consolidated financial statements.  During 2011 the Banks could, without prior approval, declare dividends of approximately $3.1 million plus any 2011 net profits retained to the date of the dividend declaration.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2010

    Premier is a separate and distinct legal entity from Premier’s subsidiaries.  Premier receives nearly all of its revenue from dividends from is subsidiary banks, which are limited by federal banking laws and regulations.  These dividends also serve as the primary source of funds to pay dividends on Premier’s common shares.  The inability of Premier’s subsidiary banks to pay sufficient dividends to Premier could have a material, adverse effect on its business.  In addition, Premier’s participation in the U.S. Treasury’s TARP Capital Purchase Program currently restricts the ability to increase the dividend payable to holders of common shares above $0.11 per share without prior approval of the U.S. Treasury.  Further discussion of Premier’s ability to pay dividends can be found under the captions “Regulatory Matters – TARP Capital Purchase Program” and “Regulatory Matters – Dividend Restrictions” in Item 1 of this Form 10-K and Note 21 of the Notes to the Consolidated Financial Statements.

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

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2010

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

There Can Be No Assurance That Legislative And Regulatory Initiatives To Address Difficult Market And Economic Conditions Will Stabilize The U.S. Banking System.

EESA, which established TARP, was signed into law on October 3, 2008.  The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other.  As part of TARP, the U.S. Treasury established the Capital Purchase Program to provide up to $700 billion of funding to eligible financial institutions through the purchase of capital stock and other financial instruments for the purpose of stabilizing and providing liquidity to the U.S. financial markets.  Under the Capital Purchase Program, the U.S. Treasury is purchasing equity securities from participating institutions.  On October 2, 2009, Premier entered into the UST Agreement with the U.S. Treasury providing for our issuance of the Series A Preferred Shares and the Warrant, pursuant to the Capital Purchase Program.  The EESA also increased federal deposit insurance on most deposit accounts from $100,000 to $250,000.

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

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2010

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

Pursuant to the terms of the UST Agreement, our ability to declare or pay dividends on any of our shares is limited.  Specifically, we are unable to declare dividend payments on Common Shares, junior preferred shares or pari passu preferred shares if we are in arrears on the payment of dividends on the Series A Preferred Shares.  Premier has not paid the November 15, 2010 and February 15, 2011 quarterly dividends on its Series A Preferred Shares due restrictions placed on the Company by the Federal Reserve Board of Governors in conjunction with the July 29, 2010 Written Agreement between Consolidated Bank & Trust and the FRB.  Until such dividends are paid on the Series A Preferred Shares, dividends to holders of Premier’s common shares will also be prohibited.  In the event that cumulative dividends on the Series A Preferred Shares are not paid in full for an aggregate of six dividend periods or more, whether or not consecutive, the authorized number of directors of Premier would automatically be increased by two and the holders of the Series A Preferred Stock would have the right to elect two directors.  The right to elect directors would end when dividends have been paid in full for four consecutive dividend periods.

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

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2010

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

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2010

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

Allowance for Loan Losses May Be Insufficient

Premier, through the Premier Banks, maintains an allowance for loan losses based on, among other things, national and regional economic conditions, historical loss experience, evaluations of potential losses on identified problem loans and delinquency trends.  Premier believes that its allowance for loan losses is maintained at a level adequate to absorb any probable incurred losses in its loan portfolio given the current information known to management.  These determinations are based upon estimates that are inherently subjective, and their accuracy depends on the outcome of future events.  Therefore, Premier cannot predict loan losses with certainty and ultimate losses may differ from current estimates.  Depending on changes in economic, operating and other conditions, including changes in interest rates, which are generally beyond its control, Premier’s actual losses could exceed its current allowance

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2010

estimates.  Premier’s allowance may not be sufficient to cover all charge-offs in future periods.  If charge-offs exceed Premier’s allowance, its earnings would decrease.  In addition, regulatory agencies review Premier’s allowance for loan losses and may require additions to the allowance based upon their judgment about information available to them at the time of their examination.  A required increase in Premier’s allowance for loan losses could reduce its earnings.

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

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2010

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

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2010

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

Integration of Recent and Pending Acquisitions May Be More Difficult Than Anticipated

The success of Premier’s recent acquisitions of Citizens First Bank, Inc., Traders Bankshares, Inc., Abigail Adams and the four Integra Bank branches will depend on a number of factors, including (but not limited to) Premier’s ability to:

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

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2010

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

In addition, EESA temporarily increased the limit on FDIC insurance coverage for deposits to $250,000 through December 31, 2009.  This increase has now been permanently extended by the Dodd-Frank Act.  The FDIC also took action to provide coverage for newly-issued senior unsecured debt and non-interest bearing transaction accounts and for unsecured debt and non-interest bearing transaction and certain NOW accounts in excess of the $250,000 limit, for which institutions will be assessed additional premiums.  In 2009, the temporary increase in FDIC insurance coverage was extended through December 31, 2013.  These actions will increase Premier’s combined non-interest expense in 2009 and in future years as long as the increased premiums and coverages are in place.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2010

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

In the normal course of business, the Premier Banks collect, process and retain sensitive and confidential customer information to both open deposit accounts and determine whether to approve a customer’s request for a loan. Premier also relies upon a variety of computing platforms and networks over the internet for the purposes of data processing, communication and information exchange, including a variety of services provided by third-party vendors.  Despite the security measures in place, Premier’s facilities and systems, and those of Premier’s third-party service providers, may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors or other similar events. If information security is breached, information can be lost or misappropriated resulting in financial loss or costs to Premier or damages to others. Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential customer information, whether by Premier or by its vendors, could severely damage Premier’s reputation, expose it to the risks of litigation and liability or disrupt the business operations of Premier which in turn, could have a material adverse effect on its financial condition and results of operations.

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
December 31, 2010

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
December 31, 2010

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

If an undercapitalized bank fails in any material aspect to implement a plan approved by its regulator, the agency may impose additional restrictions on the bank. These include, among others, requiring the recapitalization or sale of the bank, restrictions with affiliates, and limiting the interest rates the bank may pay on deposits. Further, even after the bank has attained adequately capitalized status, the appropriate federal agency may, if it determines, after notice and hearing, that the bank is in an unsafe or unsound condition or has not corrected a deficiency from its most recent examination, treat the bank as if it were undercapitalized and subject the bank to the regulatory restrictions of such lower classification.

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

Item 1B.  Unresolved Staff Comments

None.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2010

Item 2.  Properties

The Company leases its principal executive offices located in Huntington, West Virginia. In 2010, the Company sold the property located at 104 Jefferson Street, Brooksville, Kentucky, which served as a branch for Citizen's Deposit Bank, in exchange for similar property on which to build a new branch. The new property location was sold to Citizens Deposit Bank, at cost, and the bank built a new branch on the property.  Except as noted, each of the Banks owns the real property and improvements on which their banking activities are conducted.

Citizens Deposit Bank & Trust, in addition to its main office at 10 Second Street in Vanceburg, Kentucky, has three branch offices in Lewis County, Kentucky, (including one leased facility), one branch office in Mason County, Kentucky, one branch located in Bracken County, Kentucky, one branch location in Robertson County, Kentucky as well as two branches located in Brown County, Ohio. Farmers Deposit Bank, in addition to its main office at 5230 South Main Street in Eminence, Kentucky, has a drive through branch also in Eminence, Kentucky.  Ohio River Bank, in addition to its main office at 221 Railroad Street in Ironton, Ohio, has two branches, one leased facility in Lawrence County, Ohio and one in Scioto County, Ohio. First Central Bank, in addition to its main office at 2 South Main Street in Philippi, West Virginia, has a branch located in Buckhannon, West Virginia, a branch located in Bridgeport, West Virginia and a leased branch office located in Upshur County, West Virginia. Boone County Bank, in addition to its main office at 300 State Street, Madison, West Virginia, has one leased branch located in Lincoln County, West Virginia and two other branches, one each located in Boone and Logan Counties, West Virginia.  Traders Bank, Inc., in addition to its main office at 601 Washington Street, Ravenswood, West Virginia, has two other branch locations in Jackson County, two branch locations in Roane County, and one location in Wood County, West Virginia.  Adams National, leases its main office location at 1130 Connecticut Avenue, N.W., Washington, DC, and leases five other branch offices located in Washington, DC and one branch office located in Silver Springs, Maryland.  Adams National also leases space for its deposit operations in Washington, DC.  Consolidated Bank & Trust, in addition to its main office at 320 North First Street, Richmond, Virginia, has one branch located in Hampton, Virginia.

Item 3.  Legal Proceedings

The Banks are respectively parties to legal actions that are ordinary routine litigation incidental to a commercial banking business. In management's opinion, the outcome of these matters, individually or in the aggregate, will not have a material adverse impact on the results of operations or financial position of the Company.

Item 4.  [Removed and reserved]

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2010

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and
Issuer Purchase of Equity Securities

The Company's common stock is listed on the NASDAQ Global Market System under the symbol PFBI. At December 31, 2010, the Company had approximately 4,844 shareholders  of its common shares.

The following table sets forth on a quarterly basis cash dividends paid and the range of high and low sales prices on a per share basis during the quarters indicated.

	Cash	Sales Price
	Dividends Paid	High	Low
2009
First Quarter	$0.11	$9.00	$4.00
Second Quarter	0.11	7.19	4.82
Third Quarter	0.11	7.50	5.78
Fourth Quarter	0.11	6.92	4.00
	0.44

2010
First Quarter	$0.11	$9.00	$6.32
Second Quarter	0.11	10.25	7.88
Third Quarter	0.00	8.35	5.75
Fourth Quarter	0.00	6.94	6.10
	0.22

2011
First Quarter (through March 15, 2011)	$0.00	$8.00	$6.15

The payment of dividends by the Company depends upon the ability of the Banks to declare and pay dividends to the Company because the principal source of the Company's revenue will be dividends paid by the Banks.  At December 31, 2010 approximately $3.1 million was available for payment as dividends from the Banks to the Company without the need for regulatory approval. In considering the payment of dividends, the Board of Directors will take into account the Company's financial condition, the cumulative provisions of the Series A Preferred Shares, results of operations, tax considerations, costs of expansion, industry standards, economic conditions and need for funds, as well as governmental policies and regulations applicable to the Company and the Banks. See "REGULATORY MATTERS - Capital Requirements" for discussion on capital guidelines.  See dividend restrictions placed on Premier by Written Agreement between FRB and Premier discussed under “RECENT CORPORATE DEVELOPMENTS” above.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2010

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

The following graph shows a comparison of cumulative total stockholder return on the Common Stock since December 31, 2005 with the cumulative total returns of both a broad equity market index and a published industry index.  The broad equity market index chosen was the Russell 3000 and the published industry index chosen was the SNL ($500M-$1B) Bank Asset-Size Index.  The graph reflects historical performance only, which is not indicative of possible future performance of the Common Stock.

Premier Financial Bancorp, Inc.

	Period Ending
Index	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
Premier Financial Bancorp, Inc.	100.00	88.66	82.78	47.61	48.81	47.88
Russell 3000	100.00	115.71	121.66	76.27	97.89	114.46
SNL $500M-$1B Bank Index	100.00	113.13	91.14	58.40	55.62	60.72
*Source: SNL Financial LC, Charlottesville, VA

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2010

Equity Compensation Plan Information

The following table gives information about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under its equity compensation plan, the 2002 Stock Option Plan, as of December 31, 2010.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (Excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders
2002 Stock Option Plan	255,649	$10.77	238,682
Equity compensation plans not approved by shareholders
None
Total	255,649	$10.77	238,682

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2010

Item 6.  Selected Financial Data

The following table presents consolidated selected financial data for the Company. It does not purport to be complete and is qualified in its entirety by more detailed financial information and the audited consolidated financial statements contained elsewhere in this annual report.

(Dollars in thousands, except per share amounts)	At or for the Year Ended December 31
	2010	2009	2008	2007	2006
Earnings
Net interest income	$43,744	$31,083	$26,035	$22,296	$21,395
Provision for loan losses	3,297	1,052	147	(78)	(1,161)
Non-interest income	6,761	9,136	5,291	4,623	4,165
Non-interest expense	34,219	27,115	19,894	16,408	16,937
Income taxes	3,817	2,934	3,749	3,470	3,283
Net income	9,172	9,118	7,536	7,119	6,501
Preferred stock dividends	1,249	133	-	-	-
Net income available to common shareholders	$7,923	$8,985	$7,536	$7,119	$6,501

Financial Position
Total assets	$1,183,251	$1,101,750	$724,465	$549,255	$535,452
Loans	725,964	699,133	467,111	346,570	343,797
Allowance for loan losses	9,865	7,569	8,544	6,497	6,661
Goodwill and other intangibles	34,060	31,519	29,974	15,816	15,816
Securities	256,520	240,970	175,741	124,242	121,367
Deposits	985,291	913,784	589,182	449,033	438,950
Other borrowings	62,711	55,564	41,518	26,124	33,091
Preferred equity	21,841	21,705	-	-	-
Common equity	109,556	106,851	89,422	67,389	61,002

Per Common Share Data
Net income – basic	1.00	1.32	1.25	1.36	1.24
Net income - diluted	0.98	1.32	1.25	1.35	1.24
Book value	13.80	13.46	13.99	12.87	11.65
Tangible book value	9.51	9.49	9.30	9.85	8.63
Cash dividends	0.22	0.44	0.43	0.40	0.10

Financial Ratios
Return on average assets	0.71%	1.09%	1.12%	1.31%	1.21%
Return on average common equity	7.12%	9.47%	9.38%	11.13%	11.31%
Dividend payout	22.00%	33.33%	34.40%	29.41%	8.06%
Stockholders’ equity to total assets at period-end	11.10%	11.67%	12.34%	12.27%	11.39%
Average stockholders’ equity to average total assets	11.84%	12.19%	11.94%	11.74%	10.74%

 PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2010

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
of Operations.

INTRODUCTION

Premier Financial Bancorp, Inc. ("Premier”) is a multi-bank holding company headquartered in Huntington, West Virginia.  It operates eight community bank subsidiaries ranging in size from $61 million to $284 million, each with a local community name and orientation. The banks operate in twenty-six communities within the states of West Virginia, Virginia, Ohio, Maryland and Kentucky plus the cities of Washington, DC and Richmond, Virginia.  Through these locations the banks provide their customers with a full range of banking services.  On September 10, 2010 Citizens Deposit Bank and Trust (“Citizens”), a wholly-owned subsidiary of Premier completed its purchase of four banking offices (“Branch Purchase”) from Integra Bank N.A. (“Integra Bank”).  The banking offices are located in Maysville and Mount Olivet, Kentucky and Ripley and Aberdeen, Ohio.   Citizens paid a $2.4 million deposit premium for the $74.1 million of deposit liabilities it assumed and also acquired $17.4 million of branch related loans as well as $33.0 million of additional commercial real estate loans and $10.0 million of other commercial loans selected by Citizens originated from other Integra offices.  At the open of business on October 1, 2009, Premier completed its acquisition of Abigail Adams National Bancorp, Inc. (“Abigail Adams”), a $363 million two bank holding company.  The two banks now owned by Premier as a result of the acquisition of Abigail Adams were Adams National Bank (“Adams National”) with six locations in and around Washington, DC and Consolidated Bank & Trust Company (“CB&T”) headquartered in Richmond, Virginia with one branch location in Hampton, Virginia.  At the close of business on April 30, 2008, Premier completed its acquisitions of Traders Bankshares, Inc. (“Traders”), a $108 million single bank holding company headquartered in Spencer, West Virginia, and Citizens First Bank, Inc. (“Citizens First”), a $62 million bank headquartered in Ravenswood, West Virginia.  The results of operations of Abigail Adams, Citizens First, Traders and the four purchased branches are included in Premier’s consolidated statements of income beginning only from their respective acquisition dates.   On October 25, 2008, Premier merged Citizens First and Traders, named the resulting bank Traders Bank, Inc. and moved its headquarters to Ravenswood, West Virginia.  As of December 31, 2010, Premier had approximately $1.2 billion in total assets, $726 million in total loans, $985 million in total deposits and $30 million in customer repurchase agreements.

The accompanying consolidated financial statements have been prepared by the management of Premier in conformity with accounting principles generally accepted in the United States of America. The audit committee of the Board of Directors engaged Crowe Horwath LLP (“Crowe”) as independent auditors to audit the consolidated financial statements, and their report is included elsewhere herein. Financial information appearing throughout this annual report is consistent with that reported in the consolidated financial statements. The following discussion is designed to assist readers of the consolidated financial statements in understanding significant changes in Premier's financial condition and results of operations.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2010

Management's objective of a fair presentation of financial information is achieved through a system of internal accounting controls. The financial control system of Premier is designed to provide reasonable assurance that assets are safeguarded from loss and that transactions are properly authorized and recorded in the financial records. As an integral part of that financial control system, the holding company employs a staff of internal auditors and contracts with professional accounting firms to perform internal audits of the financial records of each of the subsidiaries on a periodic basis.  The internal audit manager reports the findings and recommendations highlighted by the internal audits to Premier’s audit committee as well as the audit committees of the subsidiaries.  Also, on a regular periodic basis, the subsidiary banks are examined by Federal and State banking authorities for safety and soundness as well as compliance with applicable banking laws and regulations. The activities of both the internal and external audit functions are reviewed by the audit committee of the Board of Directors.

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

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2010

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

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2010

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

The loans acquired via the purchase of Abigail Adams and the Branch Purchase were recorded on the books of Premier at their estimated fair value.  The estimate of fair value included factors for the measurement of credit risk, interest rate risk and re-salability in the most advantageous market for the loans in an orderly transaction between market participants.  These estimates required management's most difficult, subjective and complex judgments and are inherently uncertain.  Since the estimated fair value of these loans were believed to have accounted for the reasonably estimable credit risk in the loans, consistent with new accounting guidance for acquisitions after 2008, no allowance for loan losses for these loans was recorded by Premier at the date of acquisition.  However, in the event that different assumptions or conditions were to prevail due to uncertainties in the economy, the borrower’s ability to repay or other factors, and depending upon the severity of such changes, the possibility of materially different financial condition or results of operations is a reasonable likelihood.

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

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2010

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

SUMMARY FINANCIAL RESULTS

Premier had net income available to common shareholders of $7.923 million in 2010 compared to $8.985 million of net income available to common shareholders in 2009 and $7.536 million of net income reported for 2008.  Net income available to common shareholders decreased in 2010 due to a $3.552 million gain recorded in 2009 on the acquisition of Abigail Adams and a full four quarters of preferred stock dividends subtracted from net income in 2010 compared to only one quarter in 2009.  Otherwise, net income increased in 2010 due to higher interest income and non-interest income as well as lower interest expense, which were partially offset by higher provisions for loan losses and higher non-interest expense.  The increase in each of these categories was primarily the result of the increase in operations from the acquisitions of Abigail Adams on October 1, 2009.  When comparing 2010 operating results to 2009 operating results, the operations of Abigail Adams are included in the full year of 2010 but in only the last three months of 2009.  In 2009, higher interest income and non-interest income as well as lower interest expense were partially offset by higher non-interest expense.  The increases in each of these categories was primarily the result of the increase in operations from the acquisitions of Abigail Adams on October 1, 2009, and Citizens First and Traders, both of which occurred at the close of business on April 30, 2008.   The operating results of Abigail Adams, Citizens First and Traders are included in the consolidated financial statements of Premier only from the date of their respective acquisition.  When comparing 2009 operating results to 2008 operating results, the operations of Abigail Adams are included only for the last three months of 2009 and none at all in 2008.  Similarly, the operations of Citizens First and Traders are included for the full twelve months of 2009 but only for the last eight months of 2008.   Basic earnings per share were $1.00 in 2010 compared to $1.32 in 2009 and to $1.25 in 2008.  The decrease in earnings per share in 2010 is largely due to the impact of the $3.6 million bargain purchase gain which added approximately $0.52 to Premier’s reported earnings per share in 2009.  Earnings per share in 2010 were also negatively impacted by the increase in the full year average number of shares outstanding resulting from the acquisition of Abigail Adams late in 2009.  The increase in earnings per share in 2009 resulted from a proportionately greater increase in net income available to common shareholders from the acquisition of Abigail Adams, (including the bargain purchase gain), versus the increase in average shares outstanding issued to acquire the entity. The terms of the acquisitions are more fully described in Note 25 to the consolidated financial statements.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2010

The following table comparatively illustrates the components of ROA and ROE over the previous five years.  Return on average assets (“ROA”) measures how effectively Premier utilizes its assets to produce net income.  It also facilitates the analysis of earnings performance of different sized organizations.  In 2008, 2009 and 2010, Premier increased the size of its balance sheet from $724.5 million at the end of 2008 to $1,101.8 million at the end of 2009 to $1,183.2 million at the end of 2010, largely due to acquisitions.  The increase in asset size will generally result in higher dollars of income earned and expenses incurred.  A detailed review of the components of ROA will help analyze Premier’s performance without regard to changes in its size.

    Premier’s net income available to common shareholders in 2010 resulted in an ROA of 0.71%, a decrease from the 1.09% ROA in 2009 and the 1.12% in 2008.  As shown in the following table, fully taxable equivalent net interest income (as a percent of average earning assets) reached its highest level during the last five years in 2007 at 4.42%.  In 2008, this percentage decreased to 4.21% and decreased again in 2009 to 4.12% as yields on earning assets declined as a result of a lower overall interest rate environment due to Federal Reserve policies designed to stimulate national economic growth.  In 2010, fully taxable equivalent net interest income increased to 4.25% as the average interest rate paid on interest bearing liabilities fell more quickly in 2010 than the yield earned on average earning assets.  In 2006, net credit income was 4.55% of average earning assets as negative provisions for loan losses were recorded which served to help increase net credit income to the highest annual level over the five-year period presented.  In 2007, while net interest income increased to its highest level, net credit income was lower than 2006 as a result of minimal negative provisions for loan losses recorded in 2007.  However, in 2007, non-interest income (as a percent of average earning assets) also reached its highest level in the past five years while non-interest expense (as a percent of average earning assets) declined.  In 2008, minimal provisions for loan losses reduced an already lower net interest income (as a percent of average earning assets), resulting in net credit income of 4.19% of average earning assets.  In 2008, non-interest income (as a percent of average earning assets) declined somewhat, returning to the level achieved in 2006.  However, non-interest expense (as a percent of average earning assets) continued to decline in 2008 resulting in the lowest ratio over in the last five years.  In 2009, net credit income (as a percent of average earning assets) declined to 3.98%, as the lower net interest income (described above) was lowered even further by a higher provision for loan losses (as a percent of average earning assets).  Further lowering Premier’s return on average assets in 2009 was lower non-interest income and the highest non-interest expense (as a percent of average earning assets) in the last five years largely due to acquisition related expenses, a special FDIC insurance assessment, and write downs on the value of other real estate owned (“OREO”).  Adding to Premier’s return on average assets in 2009 was a gain recognized on the acquisition of Abigail Adams and lower income tax expense.  As illustrated in the table, the overall result was to decrease Premier's 2009 return on average earning assets to 1.18% and decrease its return on average total assets (ROA) to 1.09%.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2010

In 2010, the increase in net interest income (as a percent of average earning assets) was more than offset by an increase in the provision for loan losses (as a percent of average earning assets) lowering net credit income to 3.94% of average earning assets, the lowest percentage in the five-year period presented.  Further lowering Premier’s return on average assets in 2010 was lower non-interest income (as a percent of average earning assets) due to lower deposit customer fee income in relation to the total deposits outstanding and no gain on the acquisition of a subsidiary as was recorded in 2009.  On the positive side, non-interest expenses (as a percent of average earning assets) decreased in 2010 to 3.30% compared to 3.57% in 2009, largely due to reduced acquisition related expenses and lower OREO costs due to gains realized on the disposition of some OREO properties in 2010.  Income tax expense (as a percentage of average earning assets) was the lowest level in 2010, largely due to the reversal of the deferred tax asset valuation allowance recorded on the recognition of future West Virginia net operating losses.  Lastly, dividends and accretion accrued on Premier’s Series A Preferred Stock also serve to reduce net income available to common shareholders and thus reduce Premier’s ROA.  In 2010, preferred stock dividends and accretion totaled 0.12% as a percent of average earning assets.  As illustrated in the table, the overall result was to decrease Premier's 2010 return on average earning assets to 0.77% and decrease its return on average total assets (ROA) to 0.71%.

ANALYSIS of RETURN ON ASSETS and EQUITY

	2010		2009		2008		2007		2006
As a percent of average earning assets
Fully taxable-equivalent net interest income	4.25%		4.12%		4.21%		4.42%		4.32%
Provision for loan losses	(0.32)		(0.14)		(0.02)		0.02		0.23
Net credit income	3.94		3.98		4.19		4.44		4.55
Gains on acquisition of subsidiary and sales of assets	0.00		0.47		0.01		0.00		0.00
Non-interest income	0.65		0.74		0.84		0.91		0.84
Non-interest expense	(3.30)		(3.57)		(3.20)		(3.23)		(3.40)
Tax equivalent adjustment	(0.03)		(0.03)		(0.03)		(0.04)		(0.03)
Applicable income taxes	(0.37)		(0.39)		(0.60)		(0.68)		(0.66)
Preferred stock dividends	(0.12)		(0.02)		(0.00)		(0.00)		(0.00)
Return on average earning assets	0.77%		1.18%		1.21%		1.40%		1.30%
Multiplied by average earning assets to average total assets	92.16		92.20		92.48		93.34		93.07
Return on average assets	0.71%		1.09%		1.12%		1.31%		1.21%
Multiplied by average assets to average common stockholders’ equity	10.10	X	8.68	X	8.37	X	8.52	X	9.31	X
Return on average common equity	7.12%		9.47%		9.38%		11.13%		11.31%

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2010

The net overhead ratio (non-interest expense less non-interest income as a percent of average earning assets) decreased in 2010 to 2.65%.  This ratio compares favorably to the 2.83% net overhead ratio in 2009, but is still higher than the 2.36% reported in 2008, 2.32% in 2007, the lowest ratio reported in the last five years, and 2.56% in 2006.  The decrease in 2010 net overhead was largely the result of a lower ratio of non-interest expense to average earning assets due to operational savings, lower acquisition expenses and gains on the sale of some OREO in 2010 compared to 2009.  In 2009, the higher net overhead ratio was largely the result of a higher ratio of non-interest expense to average earning assets due to acquisition related expenses, significantly higher FDIC insurance costs, higher OREO costs and generally less efficient operations of the acquired Abigail Adams’ subsidiary banks.  Negatively affecting the 2010 net overhead ratio was a lower ratio of non-interest income to average earnings assets largely due to the lower 0.40% non-interest income ratio of the acquired Abigail Adams’ banks compared to the historical results of Premier’s other subsidiary banks.  The lower non-interest income ratio of the acquired Abigail Adams’ banks and a slight decrease in secondary market mortgage commissions had a negative effect on the 2009 net overhead ratio as well.  The increase in the 2008 net overhead ratio when compared to 2007 was largely the result of a lower ratio of non-interest income to average earning assets due to lower secondary market mortgage commissions overall and the 0.66% non-interest income ratio of the Citizens First and Traders banks acquired in 2008.

Return on average common equity (“ROE”), another measure of earnings performance, indicates the amount of net income earned in relation to the total equity invested by holders of common stock.  Premier’s 2010 ROE was 7.12% compared to 9.47% in 2009 and 9.38% realized in 2008.  ROE decreased in 2010 due to the significantly lower ROA in 2010, offsetting the benefits of a higher ratio of average assets to average equity in 2010.  ROE increased in 2009 due to a higher ratio of average assets to average equity resulting from the Abigail Adams acquisition.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2010

A breakdown of Premier's financial results by quarter for the years ended December 31, 2010 and 2009 is summarized below.

QUARTERLY FINANCIAL INFORMATION
(Dollars in thousands, except per share amounts)
	First	Second	Third	Fourth	Full Year
2010
Interest income	$13,617	$13,165	$13,052	$13,689	$53,523
Interest expense	2,554	2,452	2,382	2,391	9,779
Net interest income	11,063	10,713	10,670	11,298	43,744
Provision for loan losses	571	1,409	761	556	3,297
Net overhead	6,993	6,861	6,735	6,869	27,458
Income before income taxes	3,499	2,443	3,174	3,873	12,989
Net income	2,313	2,219	2,105	2,535	9,172
Dividends and accretion on preferred stock	332	305	305	305	1,249
Net income available to common stockholders	1,981	1,914	1,800	2,230	7,923
Basic net income per share	0.25	0.24	0.23	0.28	1.00
Diluted net income per share	0.24	0.23	0.22	0.28	0.98
Dividends paid per share	0.11	0.11	0.00	0.00	0.22

2009
Interest income	$9,136	$9,120	$9,114	$13,857	$41,227
Interest expense	2,578	2,458	2,346	2,762	10,144
Net interest income	6,558	6,662	6,768	11,095	31,083
Provision for loan losses	102	110	127	713	1,052
Gain on acquisition of subsidiary	0	0	0	3,552	3,552
Net overhead	4,594	4,559	4,349	8,029	21,531
Income before income taxes	1,862	1,993	2,292	5,905	12,052
Net income	1,229	1,355	1,502	5,032	9,118
Dividends on preferred stock	0	0	0	133	133
Net income available to common stockholders	1,229	1,355	1,502	4,899	8,985
Basic net income per share	0.19	0.21	0.23	0.62	1.32
Diluted net income per share	0.19	0.21	0.23	0.61	1.32
Dividends paid per share	0.11	0.11	0.11	0.11	0.44

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2010

BALANCE SHEET ANALYSIS

Summary

A financial institution's primary sources of revenue are generated by its earning assets, while its major expenses are produced by the funding of these assets with interest bearing liabilities. Effective management of these sources and uses of funds is essential in attaining a financial institution's optimal profitability while maintaining a minimum amount of interest rate risk and credit risk. Information on rate-related sources and uses of funds for each of the three years in the period ended December 31, 2010, is provided in the table below.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2010

AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS
(Dollars in thousands)
	2010			2009			2008
	Average Balance	Interest	Yield/ Rate (2)	Average Balance	Interest	Yield/ Rate (2)	Average Balance	Interest	Yield/ Rate (2)
Assets:
Interest earning assets
U.S. Treasury and federal agency securities	$129,578	$3,837	2.96%	$102,904	$3,393	3.30%	$102,758	$4,457	4.34%
States and municipal obligations (1)	10,383	505	4.86	8,210	398	4.85	6,098	320	5.25
Mortgage backed securities	96,770	3,269	3.38	72,121	3,069	4.26	53,069	2,517	4.74
Other securities	13,287	637	4.79	6,012	250	4.16	3,723	180	4.83
Total investment securities	250,018	8,248	3.30	189,247	7,110	3.76	165,648	7,474	4.51
Federal funds sold	23,320	11	0.05	28,912	24	0.08	37,885	748	1.97
Interest-bearing deposits with banks	59,904	158	0.26	14,815	57	0.38	1,614	39	2.42
Loans, net of unearned income (3)(4)
Commercial	476,019	29,836	6.27	303,514	18,467	6.08	207,939	14,044	6.75
Real estate mortgage	169,488	11,281	6.66	168,643	11,434	6.78	155,324	11,074	7.13
Installment	56,687	4,290	7.57	54,316	4,337	7.98	53,802	4,626	8.60
Total loans	702,194	45,407	6.47	526,473	34,238	6.50	417,065	29,744	7.13
Total interest earning assets	1,035,436	53,824	5.20	759,447	41,429	5.46	622,212	38,005	6.11
Allowance for loan losses	(8,706)			(8,218)			(8,020)
Cash and due from banks	19,396			18,095			17,025
Premises and equipment	15,418			12,439			9,759
Other assets	61,982			41,922			31,802
Total assets	$1,123,526			$823,685			$672,778

Liabilities and Equity:
Interest bearing liabilities
NOW and money market	$244,262	709	0.29%	$162,870	637	0.39%	$136,878	1,136	0.83%
Savings deposits	100,712	254	0.25	78,240	250	0.32	66,978	381	0.57
Certificates of deposit and other time deposits	409,200	7,642	1.87	316,016	8,234	2.61	254,802	9,159	3.59
Total interest bearing deposits	754,174	8,605	1.14	557,126	9,121	1.64	458,658	10,676	2.33
Short-term borrowings	24,131	170	0.70	16,730	138	0.83	17,325	251	1.45
Other borrowings	16,932	698	4.12	16,626	581	3.49	12,658	590	4.66
FHLB advances	12,171	306	2.51	7,179	304	4.22	4,723	292	6.18
Total interest-bearing liabilities	807,408	9,779	1.21%	597,661	10,144	1.70%	493,364	11,809	2.39%
Non-interest bearing deposits	178,462			121,029			94,155
Other liabilities	4,617			4,593			4,903
Preferred equity	21,788			5,548			-
Common equity	111,251			94,854			80,356
Total liabilities and equity	$1,123,526			$823,685			$672,778

Net interest earnings (1)		$44,045			$31,285			$26,196
Net interest spread (1)			3.99%			3.76%			3.72%
Net interest margin (1)			4.25%			4.12%			4.21%

(1) Taxable – equivalent yields are calculated assuming a 34% federal income tax rate
(2) Yields are calculated on historical cost except for yields on marketable equity securities that are calculated used fair value
(3) Includes loan fees, immaterial in amount, in both interest income and the calculation of yield on loans
(4) Includes loans on non-accrual status

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2010

In 2010, average earning assets increased by 36.3% or $276.0 million from 2009, following a 22.1% or $137.2 million increase in 2009 from 2008.  Average interest-bearing liabilities, the primary source of funds supporting the earning assets, increased by 35.1% or $209.7 million in 2010 from 2009, which follows a 21.1% or $104.3 million increase in 2009 over 2008.  The 2010 increase in average earning assets was primarily the result of the full year inclusion of the earning assets of Adams National and CB&T which were obtained via the acquisition of Abigail Adams in October 2009.  These two banks added $243.9 million of average earning assets and $183.1 million of interest-bearing liabilities in 2010.  Excluding the impact of the Abigail Adams acquisition, the remaining $32.1 million increase in average earning assets in 2010 was primarily the result of a $20.0 million increase in average total loans, a $10.1 million increase in average investment securities, and a $7.4 million increase in average interest-bearing bank balances, partially offset by a $5.3 million decrease in average federal funds sold.  Excluding the impact of the Abigail Adams acquisition, average interest bearing liabilities increased by $26.7 million or 4.5% in 2010 from 2009.  The increase in average interest bearing liabilities in 2010 was the result of a $27.4 million increase in average interest bearing deposits partially offset by a $0.4 million decrease in average long-term borrowings and a $0.3 million decrease in average short-term borrowings, primarily customer repurchase agreements.  Furthermore, the increase in average interest bearing deposits was complemented by a $57.4 million or 47.5% increase in average non-interest bearing deposits, $45.4 million for the acquisition of Abigail Adams and $12.0 million from internal growth and the Branch Purchase in 2010.

In 2009, average earning assets increased by 22.1% or $137.2 million from 2008, following a 22.3% or $113.6 million increase in 2008 from 2007.  Average interest-bearing liabilities, the primary source of funds supporting the earning assets, increased by 21.1% or $104.3 million in 2009 from 2008, which follows a 22.2% or $89.7 million increase in 2008 over 2007.  The 2009 increase in average earning assets was primarily the result of acquisition activity.  The acquisition of Abigail Adams in October 2009 added $83.7 million in average earning assets and $69.7 million in average interest bearing liabilities in 2009, while the full year impact of including the 2008 acquisitions of Traders and Citizens First in the organization added $41.4 million to 2009 average earning assets and $29.6 million to 2009 interest bearing liabilities.  Excluding the impact of acquisition activity, the remaining $12.2 million increase in average earning assets in 2009 was primarily the result of a $12.2 million increase in average total loans, as a $10.0 million increase in average interest bearing bank balances was offset by a $2.6 million decrease in average investment securities outstanding and a $7.4 million decrease in average federal funds sold.  Excluding the impact of acquisition activity, average interest bearing liabilities increased by $5.0 million or 1.0% in 2009 from 2008.  This increase in average interest bearing liabilities in 2009 was the result of a $7.1 million increase in average interest bearing deposits and a $1.7 million increase in average other long-term borrowings, partially offset by a $3.8 million decrease in average short-term borrowings, primarily customer repurchase agreements.  Furthermore, the increase in average interest bearing deposits was complemented by a $26.9 million or 28.5% increase in average non-interest bearing deposits, $23.2 million resulting from acquisition activity and $3.7 million from internal growth.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2010

Loan Portfolio

Premier’s loan portfolio is its largest and highest yielding component of average earning assets, totaling 67.8% of average earning assets during 2010.  Average loans increased in 2010 by $175.7 million or 33.4% over 2009 following a $109.4 million or 26.2% increase in 2009 over 2008.  The 2010 increase is largely attributable to the full year impact of the acquisition of Abigail Adams in 2009, which increased average total loans by $155.7 million in 2010.  Excluding the increase attributed to the Abigail Adams acquisition, average total loans increased by $20.0 million or 3.8% in 2010 from 2009.  This increase is the result of growth in Premier’s Ohio, Kentucky and West Virginia loan markets.  In 2010, Premier realized a $15.6 million or $12.4 million increase in average outstanding loans in its Kentucky markets, a $3.1 million or 1.1% increase in its West Virginia markets, and a $1.2 million increase in its Ohio markets.  A significant portion of the loan growth in these markets came from the loans acquired via the Branch Purchase in September 2010.  The 2009 increase is largely attributable to the acquisition activity in 2008 and 2009 which added $97.2 million in average total loans during the year.  Excluding the acquisitions, average total loans increased by $12.2 million or 2.9% in 2009 from 2008.  This increase is the result of growth in Premier’s Ohio and West Virginia loan markets.  In 2009, Premier realized a $4.3 million or 8.1% increase in average outstanding loans in its Ohio markets, and a $7.9 million or 3.3% increase in its West Virginia markets (excluding Traders and Citizens First).  Average total loans in Premier’s Kentucky markets were relatively the same from 2008 to 2009.

Total loans at December 31, 2010 increased by $26.8 million or 3.8% from the total at December 31, 2009.  This increase follows a $232.0 million or 49.7% increase from the total at December 31, 2008.  The increase in 2010 is largely due to the increases in loans at Premier’s Kentucky, West Virginia and Ohio banks which more than offset loan payments and payoffs at Premier’s DC and Virginia banks.  Total loans in the DC market decreased by $25.3 million in 2010, while loans in the Virginia market decreased by $6.3 million.  These decreases were more than offset by the $58.5 million increase in loans in Premier’s other markets, largely due to the $60.4 million of loans acquired via the Branch Purchase in September 2010.  The significant increase in 2009 is due to the $235.6 million of period end loans from the acquisition of Abigail Adams.  The remaining banks collectively had a $3.5 million or 0.7% decrease in their total period end loans as increases in total loans at the West Virginia and Ohio banks were more than offset by decreases at the Kentucky banks.

Loans secured by real estate totaled 82.7% of Premier’s loan portfolio at December 31, 2010, down from the 83.5% of total loans at December 31, 2009.  The decease is largely due to a decrease in construction loans outstanding.  In 2009, loans secured by real estate in total increased from 77.1% of Premier’s loan portfolio at December 31, 2008 to approximately 83.5% of Premier's loan portfolio at December 31, 2009 due to the loans acquired from Abigail Adams.  The mix of loans acquired from Abigail Adams was significantly different from Premier’s other Affiliate Bank loan portfolios, which consist of a diverse portfolio of predominantly single family residential loans and loans for commercial purposes where real estate is part of the

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2010

collateral, not the primary source of repayment. The December 31, 2009 balances of the loans acquired from Adams National were predominantly (84.1%) commercial real estate loans and real estate construction loans, including $67.0 million of loans secured by non-owner occupied commercial property, $39.1 million of loans secured by owner occupied commercial property, $29.5 million of multi-family residential real estate loans and $19.6 million of commercial real estate construction and land development loans.  The concentrations in these kinds of loans was one of the factors motivating the OCC to require Adams National to enter into a formal written agreement to reduce these concentrations.  The mix of December 31, 2009 balances of the loans acquired from CB&T were closer to the ratios of Premier’s other Affiliate Banks but were still predominantly (61.5%) commercial real estate loans and real estate construction loans due in part to loan participations with Adams National.  While there are generally additional risks of loss associated with commercial real estate lending, such as the potential for adverse changes in economic conditions, the borrowers' inability to successfully execute their business plan and/or deterioration in the value of the commercial real estate collateral; the loans acquired from Adams National and CB&T were recorded at fair value as of the acquisition date taking into account credit risks in the loans acquired.  See additional discussion below on the impaired loans acquired from Adams National and CB&T.

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
December 31, 2010

The following table presents a five year comparison of loans by type. With the exception of those categories included in the comparison, there are no loan concentrations which exceed 10% of total loans. Additionally, Premier's loan portfolio contains no loans to foreign borrowers nor does it have a material volume of highly leveraged transaction lending.

LOAN SUMMARY
(Dollars in thousands)
	As of December 31,
	2010	%	2009	%	2008	%	2007	%	2006	%
Summary of Loans by Type
Commercial, secured by real estate	$319,048	43.9%	$304,607	43.6%	$133,742	28.7%	$100,278	28.9%	$101,786	29.6%
Commercial, other	82,591	11.4	76,140	10.9	61,655	13.2	40,438	11.7	43,981	12.8
Real estate construction	48,213	6.6	51,637	7.4	26,182	5.6	24,035	6.9	11,303	3.3
Real estate mortgage	233,513	32.2	227,508	32.5	200,038	42.8	145,879	42.1	149,548	43.5
Agricultural	2,564	0.4	2,710	0.4	2,446	0.5	1,845	0.5	1,930	0.5
Consumer	32,926	4.5	33,356	4.8	37,291	8.0	29,790	8.6	31,435	9.2
Other	7,109	1.0	3,175	0.4	5,757	1.2	4,305	1.3	3,814	1.1
Total loans	$725,964	100.0%	$699,133	100.0%	$467,111	100.0%	$346,570	100.0%	$343,797	100.0%

Non-performing Assets
Non-accrual loans	$47,131		$46,299		$6,943		$3,157		$4,698
Accruing loans which are contractually past due 90 days or more	414		489		625		987		992
Troubled debt restucturings	2,639		11,974		1,203		1,489		1,268
Total non-performing and restructured loans	50,184		58,762		8,771		5,633		6,958
Other real estate acquired through foreclosures	11,249		9,251		1,056		174		495
Total non-performing and restructured loans and other real estate	$61,433		$68,013		$9,827		$5,807		$7,453

Non-performing and restructured loans as a % of total loans	6.91%		8.40%		1.88%		1.63%		2.02%
Non-performing and restructured loans and other real estate as a % of total assets	5.19%		6.17%		1.36%		1.06%		1.39%

Allocation of Allowance for Loan Losses
Commercial, other	$2,650	12.8%	$1,129	11.7%	$1,600	14.9%	$1,047	13.5%	$1,148	14.4%
Real estate, construction	1,142	6.6	364	7.4	378	5.6	360	6.9	160	3.3
Real estate, other	5,703	76.1	5,571	76.1	6,104	71.5	4,697	71	4,641	73.1
Consumer installment	370	4.5	505	4.8	462	8.0	393	8.6	712	9.2
Total	$9,865	100.0%	$7,569	100.0%	$8,544	100.0%	$6,497	100.0%	$6,661	100.0%

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2010

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

Total non-performing assets, which consist of past-due loans on which interest is not being accrued ("non accrual loans"), foreclosed properties in the process of liquidation ("OREO"), loans with restructured terms offering a concession to enable a delinquent borrower to repay (‘troubled debt restructurings”) and accruing loans past due 90 days or more, were $61.4 million or 5.19% of total assets at year-end 2010.  These amounts compare to $68.0 million of total non-performing assets or 6.17% of total assets at year-end 2009 and $9.8 million of total non-performing assets or 1.36% of total assets at year-end 2008.  The decrease in 2010 from year-end 2009 was largely due to a reduction in troubled debt restructuring as restructuring plans were successful in helping borrowers get back on schedule with their loan payments.  Otherwise, non-accrual loans increased by $0.8 million and OREO increased by $2.0 million.  The significant increase in 2009 from year-end 2008 is largely due to the non-performing assets that came with the acquisition of Abigail Adams and its two subsidiary banks.  At December 31, 2009, these two banks accounted for $48.0 million or 70.5% of Premier’s non-performing assets.  At December 31, 2010, the same two banks from Abigail Adams accounted for $48.7 million or 79.3% of Premier’s non-performing assets, as an increase in non-accrual loans at the two banks was substantially offset by a decrease in OREO. However, since these assets were recorded at an estimated fair value on the date of acquisition, the amount of credit risk assumed by Premier is not nearly as great as the volume of non-performing assets suggests taken at face value.  The estimate of fair value on all loans, but particularly on non-performing assets, included factors for the measurement of credit risk, interest rate risk and re-salability in the most advantageous market for the loans in an orderly transaction between market participants.  These estimates included significant discounts on the non-accrual loans.  Since the estimated fair value of these loans were believed to have accounted for the reasonably estimable credit risk in the loans, consistent with new accounting guidance for acquisitions after 2008, no allowance for loan losses for these loans was recorded at the date of acquisition.  Under previous accounting standards, the loan loss allowance of acquired banks would have carried over to Premier’s books and records, as was the case for Traders and Citizens First.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2010

The following table illustrates the face value of the non-performing assets of the two subsidiary banks from the acquisition of Abigail Adams and the discounted net carrying value of those non-performing assets at December 31, 2010 and 2009.

NON-PERFORMING ASSETS AT ACQUIRED SUBSIDIARY BANKS
(Dollars in thousands)
	December 31, 2010		December 31, 2009
	Face Value	Discounted Net Carrying Value	Face Value	Discounted Net Carrying Value
Non-performing Assets
Non-accrual loans	$52,337	$41,480	$48,430	$39,306
Loans 90+ days past due	335	319	119	115
Other real estate owned	8,198	6,903	9,830	8,535
Total non-performing assets	$60,870	$48,702	$58,379	$47,956

(1) Face value includes reductions for interest payments received on loans while on non-accrual status in accordance with the cost recovery method of accounting for non-accrual loans.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2010

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

Management believes the estimated potential losses related to delinquent loans to be adequately provided for in the allowance for loan losses.  These non-performing assets were included in the analyses that supported the recording of provisions for loan loss during 2010 and 2009.  As management's efforts to collect on all of the Company’s non-performing assets continue, matured loans are only renewed using Premier's strengthened credit policies. Otherwise, loans may be placed on non-accrual status and foreclosure proceedings begun to obtain and liquidate any collateral securing the past due or matured loans. As previously demonstrated by Premier’s history, management is committed to continuing to reduce its level of non-performing assets and maintaining strong underwriting standards to help maintain a lower level of non-performing assets in the future. This effort is revealed in the decline in non-performing assets from the end of 2005 to the end of 2007, primarily related to the sale of OREO properties and the decline in non-accrual loans and loans 90+ days past due. Premier's efforts at its other affiliate banks in 2003 and 2004 were masked by the high level of non-performing assets at Farmers Deposit Bank, which alone totaled $12.5 million at December 31, 2003. At December 31, 2004, the non-performing assets at Farmers Deposit Bank had declined to $6.8 million, leaving $3.3 million of total non-performing assets at the other Affiliate Banks combined.  By December 31, 2008, total non-performing assets at Farmers Deposit Bank had declined to $1.1 million.  This experience and performance in pursuing the collection of non-performing assets was a factor in management’s decision to pursue the acquisition of Abigail Adams and its high level of non-performing assets.  While the circumstances related to the collection of every non-performing loan is different, with the benefit of the additional capital provided by Premier’s participation in the TARP Capital Purchase Program and the requirement to record the non-performing assets at their estimated fair value at acquisition date, management believes it will be successful in resolving a majority of the non-performing assets acquired from Abigail Adams.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2010

The Loan Summary table presents five years of comparative non-performing asset information. Other than these loans and the impaired loans discussed in Note 5 to the consolidated financial statements, Premier does not have a significant volume of loans where management has serious doubts about the borrowers’ ability to comply with the present repayment terms of the loan.

It is Premier's policy to place loans that are past due over 90 days on non-accrual status, unless the loans are adequately secured and in the process of collection. Primarily through its acquisition of Abigail Adams, Premier now has $10.1 million of construction loans on non-accrual status at December 31, 2010 whereby additional funds may be needed by the borrower to complete the project.  For real estate loans, upon repossession, the balance of the loan is transferred to "Other Real Estate Owned" (OREO) and carried at the lower of the outstanding loan balance or the fair value of the property based on current appraisals and other current market trends, less estimated disposal costs. If a writedown of the OREO property is necessary at the time of foreclosure, the amount is charged against the allowance for loan losses. A periodic review of the recorded property value is performed in conjunction with normal loan reviews, and if market conditions indicate that the recorded value exceeds the fair market value less estimated disposal costs, additional writedowns of the property value are charged directly to operations.

During 2010, Premier recorded $516,000 of gains on the disposition of OREO properties, net of writedowns, compared to $561,000 of writedowns and losses on the disposition of OREO properties, net of gains in 2009.  The net gains realized in 2010 are largely due to sales of OREO properties acquired via the Abigail Adams acquisition.  Real estate values in and around Washington, DC improved in 2010 compared to 2009.  Furthermore, Premier spent funds on repairing or completing certain OREO properties prior to their sale, improving the properties’ salability and market value.  In 2009, Premier recorded $561,000 of writedowns and losses on the disposition of OREO properties, net of gains, compared to $21,000 of such writedowns and losses in 2008.  The significant increase in OREO writedowns and losses in 2009 primarily relates to properties held at the newly acquired Traders Bank.  Carrying values of OREO properties were compared to updated appraisals and additional writedowns of the property value were charged directly to operations based upon the updated net realizable value.  The properties were primarily undeveloped vacant land.  Although loans may be classified as non-performing, some continue to pay interest irregularly or at less than originally contracted terms. During 2010, approximately $660,000 of interest was recognized on non-accrual and restructured loans, while approximately $3.1 million would have been recognized in accordance with their original terms.

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

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2010

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

A loan is categorized and reported as impaired when it is probable that the borrower will be unable to pay all of the principal and interest amounts according to the contractual terms of the loan agreement. In determining whether a loan is impaired, management considers such factors as past payment history, recent economic events, current and projected financial conditions and other relevant information that is available at the time. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage, consumer, and credit card loans, and on an individual basis for other loans. If a loan is deemed to be impaired, an evaluation of the amount of estimated loss is performed assessing the present value of estimated future cash flows using the loan's existing rate or assessing the fair and realizable value of the loan collateral if repayment is expected solely from the collateral. The estimation of loss is assigned to the impaired loan and is used in determining the adequacy of the allowance for loan losses. For impaired loans, this estimation of loss is reevaluated quarterly and, if necessary, adjusted based upon the current known facts and circumstances related to the loan and the borrower. Additional information on Premier's impaired loans is contained in Note 5 to the consolidated financial statements.

The sum of the calculations and estimations of the risk of loss in the loan portfolio is compared to the recorded balance of the allowance for loan losses. If the total allowance is deemed to be inadequate, a charge to earnings is recorded to increase the allowance.  In 2010, Premier recorded $3,297,000 of additional provisions for loan losses compared to $1,052,000 of additional provisions for loan losses in 2009 and $147,000 of additional provisions for loan losses in 2008.  Conversely, should an evaluation of the allowance result in a lower estimate of the risk of loss in the loan portfolio and the allowance is deemed to be more than adequate, a reversal of previous charges to earnings ("a negative provision") may be warranted in the current period. Events that may lead to negative provisions include greater than anticipated recoveries, a reduction in the historical loss ratios, securing more collateral on an impaired loan during the collection process, or receiving payment in full on an impaired loan.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2010

At December 31, 2010, the allowance for loan losses was $9.9 million, or 1.36% of total year-end loans, compared to an allowance for loan losses of $7.6 million, or 1.08% of total loans at December 31, 2009.  The increase in the ratio of the allowance to total loans in 2010 was the result of $3.3 million of additional provisions for loan losses exceeding the $1.0 million of net charge-offs.  The additional provisions for loan losses recorded in 2010 were largely due to $2.2 million of provisions recorded at Adams National and CB&T as loans were reanalyzed for impairment through-out the year.  The remaining banks recorded a collective provision for loan losses of $1.1 million in 2010, which is similar to the provision recorded by these banks in 2009.

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

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2010

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

The following table provides a more detailed history of the allowance for loan losses, illustrating charge-offs and recoveries by loan type, and the annual provision for loan losses over the past five years.  Since 2008, the deterioration in the national economy and its impact on the local economy in its markets has resulted in increases in past due loans and non-performing assets for Premier.  As such, management’s estimate of the current estimated risk of loss in the existing loan portfolio began to increase in the second quarter of 2008 and provisions for loan losses were charged to earnings in the second, third and fourth quarters which more than offset a negative provision for losses in the first quarter.  As the deterioration in the national economy and its impact on Premier’s local economies continued in 2009 and 2010, some of the increases in past due loans and non-performing assets in prior years became charged-off loans in 2009 and 2010.  Additional provisions for loan losses were recorded in 2009 as the estimated credit risk in the remaining loan portfolio was evaluated.  The level of additional provisions increased in 2010 to provide for estimated loan impairment primarily as additional loans at Adams National were downgraded and analyzed for impairment.

As noted in the non-performing asset discussion above, excluding the impact of the acquisition of the non-performing loans of Abigail Adams, in 2009 Premier’s remaining banks experienced a slight increase in non-accrual loans and decreases in the loans carried as 90+ days past due or in OREO, indicating similar credit risk in the portfolio at the end of 2009 as compared to the end of 2008.  Premier aggressively pursues past due loans in an effort to bring those loans back to current status.  If these efforts fail and a past due loan becomes a non-performing loan, Premier’s policies for determining the adequacy of the allowance for loan losses are used to determine the estimated potential loss on the loan.  Future provisions to the allowance for loan losses, positive or negative, will depend on future improvement or deterioration in estimated credit risk in the loan portfolio as well as whether additional payments are received on loans having significant credit risk.  Premier continually evaluates the adequacy of its allowance for loan losses, and changes in the provision are based on the estimated probable incurred losses in the loan portfolio.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2010

SUMMARY OF LOAN LOSS EXPERIENCE
(Dollars in thousands)
	For the Year Ended December 31
	2010		2009		2008		2007		2006
Allowance for loan losses beginning of period	$7,569		$8,544		$6,497		$6,661		$7,892
Amounts charged off:
Commercial, financial and agricultural loans	466		777		547		83		154
Real estate construction loans	59		37		0		0		0
Real estate loans – other	635		1,171		369		239		863
Consumer installment loans	313		452		316		436		393
Total charge-offs	1,473		2,437		1,232		758		1,410

Recoveries on amounts previously charged-off:
Commercial, financial and agricultural loans	131		82		113		66		266
Real estate construction loans	40		-		33		14		8
Real estate loans – other	131		208		459		302		340
Consumer installment loans	170		120		227		290		726
Total recoveries	472		410		832		672		1,340

Net charge-offs	1,001		2,027		400		86		70
Balance of acquired subsidiaries	0		0		2,300		0		0
Provision for loan losses	3,297		1,052		147		(78)		(1,161)

Allowance for loan losses, end of period	$9,865		$7,569		$8,544		$6,497		$6,661

Average total loans	$702,194		$526,473		$417,065		$344,688		$338,336
Total loans at year-end	725,964		699,133		467,111		346,570		343,797

As a percent of average loans
Net charge-offs	0.14%		0.39%		0.10%		0.02%		0.02%
Provision for loan losses	0.47%		0.20%		0.04%		(0.02)%		(0.34)%
Allowance for loan losses	1.40%		1.44%		2.05%		1.88%		1.97%

As a percent of total loans at year-end
Allowance for loan losses	1.36%		1.08%		1.83%		1.87%		1.94%

As a multiple of net charge-offs
Allowance for loan losses	9.86	X	3.73	X	21.36	X	75.55	X	95.16	X
Income before tax and provision for loan losses	16.27	X	6.46	X	28.66	X	122.22	X	123.19	X

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2010

Net charge-offs in 2010 totaled $1.0 million, as $1.5 million of loans charged-off were partially offset by $0.5 million of recoveries of loans previously charged-off.  Net charge-offs in 2009 totaled $2.0 million, as $2.4 million of loans charged-off were partially offset by $0.4 million of recoveries of loans previously charged-off.  Net charge-offs in 2008 totaled $0.4 million, as $1.2 million of loans charged–off were partially offset by $0.8 million of recoveries of loans previously charged-off.

In 2008, Farmers Deposit Bank recorded $42,000 of net recoveries and provided over 32% of the Company’s total recoveries for 2008.  However, in 2009, while Farmers Deposit Bank still accounted for approximately 37% of Premier’s total recoveries, most of the opportunities for recoveries had been exhausted and the bank once again recorded net charge-offs in 2009.  In 2010, the recoveries at Farmers Deposit Bank accounted for only 19% of Premier’s total recoveries.  The recoveries at Farmers Deposit Bank are primarily the result of continued collection efforts of the significant number and amount of loans charged-off at Farmers Deposit Bank in 2003 through 2005.  Approximately $641,000, or 43% of the 2005 net charge-offs and $4.8 million, or 81% of the Premier’s 2004 net charge-offs were at Farmers Deposit Bank.  The level of future recoveries is likely to decrease as the level of past charge-offs has decreased.

In 2010, total charge-offs decreased by $1.0 million to $1.5 million, or 0.14% of average total loans, as Premier realized reduced levels of charge-offs in commercial, consumer and real-estate secured loans.  Total charge-offs on the loans acquired from Abigail Adams amounted to $196,000 in 2010 and were substantially offset by $117,000 of recoveries on loans during the year.  While risk still exists that the national economic struggles will negatively affect Premier’s borrowers, in 2010 Premier successfully pursued collateral repossessions to minimize its level of charge-offs.  In 2009, total charge-offs increased to $2.4 million as the national economic downturn negatively affected some commercial borrowers’ ability to service their loans from Premier.  Charge-offs of commercial loans and loans secured by commercial real estate totaled $1.3 million or approximately 53% of the total charge-offs recorded in 2009, the highest level recorded over the past five years.  Consumer charge-offs increased by $136,000. Even with the increases, 2009 net charge-offs were still only 0.39% of average outstanding loans in 2009.  In 2008, total charge-offs increased for the first time in the previous four years.  However, net charge-offs still constituted a relatively low 0.10% of average total loans.  In 2008, charge-offs on commercial and real estate loans increased while consumer loan charge-offs decreased to their lowest dollar volume over the past five years.

Although management believes it has identified the significant remaining credit risk in the loan portfolio, additional charge-offs may be recorded in the coming months due to the level of non-performing loans and the resolution of collection efforts on those loans. Premier continues to make a significant effort to reduce its past due and non-performing loans by reviewing loan files, using the courts to bring borrowers current with the terms of their loan agreements and/or the foreclosure and sale of OREO properties.  As in the past, when these plans are executed, Premier may experience increases in non-performing loans and non-performing assets. Furthermore, any resulting increases in loans placed on non-accrual status will have a negative impact on future loan interest income.  Also, as these plans are executed, other loans may be identified that would

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2010

necessitate additional charge-offs and potentially additional provisions for loan losses.  Premier continues to monitor and evaluate the impact that national housing market price declines may have on its local markets and collateral valuations as management evaluates the adequacy of the allowance for loan losses.  While some price deterioration is expected, it is not currently anticipated that Premier’s markets will be impacted as severely as other areas of the country due to the historically modest increases in real estate values in the Company’s markets in West Virginia, Ohio and Kentucky. With the concentrations of commercial real estate loans acquired in the Washington, DC and Richmond, Virginia markets, fluctuations in commercial real estate value will also be monitored.  In 2010, Premier sold some OREO properties at a gain, which may indicate stabilization in commercial real estate values.  These factors are considered in determining the adequacy of the allowance for loan losses.

    The following table presents the maturity distribution and interest sensitivity of selected loan categories at December 31, 2010. Maturities are based upon contractual terms.

LOAN MATURITIES and INTEREST SENSITIVITY
December 31, 2010
(Dollars in thousands)

	Projected Maturities*
	One Year or Less	One Through Five Years	Over Five Years	Total
Commercial, secured by real estate	$69,952	$145,996	$103,101	$319,049
Commercial, other	42,703	21,874	18,015	82,592
Real estate construction	30,062	2,544	15,606	48,212
Agricultural	926	1,106	531	2,563
Total	$143,643	$171,520	$137,253	$452,416

Fixed rate loans	$59,415	$132,773	$17,111	$209,299
Floating rate loans	84,228	38,747	120,142	243,117
Total	$143,643	$171,520	$137,253	$452,416

Fixed rate loans projected to mature after one year				$149,884
Floating rate loans projected to mature after one year				158,889
Total				$308,773

(*) Based on scheduled or approximate repayments

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2010

Investment Portfolio and
Other Earning Assets

Investment securities averaged $250.0 million in 2010, up $60.8 million or 32.1% from the $189.3 million averaged in 2009.  This increase follows a $23.6 million or 14.2% increase in 2009 from the $165.6 million averaged in 2008.  The 2010 increase is largely attributable to the full year impact of the acquisition of Abigail Adams in 2009, which increased average investment securities by $50.7 million in 2010.  Excluding the increase attributed to the Abigail Adams acquisition, average investment securities increased by $10.1 million or 5.3%.  During 2010, as loan payments and payoffs exceeded the demand for new loans, some of the proceeds from the loan payments were invested in investment securities.  Investment securities are highly liquid and generally have a greater yield than interest bearing bank balances or federal funds sold.  However their longer investment term generally results in greater interest rate risk over other short-term investments.  This was believed to be especially true in 2010, as management anticipated market interest rates to be at their lowest level and that buying longer-term investments would have the effect of locking-in these lowest interest rates over the life of the investments.  Due to the low interest rate environment during 2010, issuers of investment securities were routinely invoking call features within their securities and reissuing new bonds at lower coupon rates.  During 2010, $276.7 million of Premier’s investment securities were either called or matured, compared to $149.2 million during 2009 and only $80.3 million during 2008.  To offset some of the effects of interest rate risk in the investment portfolio, Premier began purchased collateralized mortgage obligations (“CMO’s”) issued by the Government National Mortgage Association (“GNMA”), also known as “Ginnie Mae”.  These CMO’s are similar to U.S. Treasury bonds in that they are backed by the full faith and credit of the United States Government, but unlike U.S. Treasury bonds, return a portion of the principal each month coinciding with the monthly principal payments made by mortgage borrowers collateralizing the securities.  It is the monthly return of principal that will allow Premier to take advantage of any rise in market interest rates by investing the principal payments in the future higher yielding securities long before the final maturity date of the CMO.

The increase in 2009 is largely the result of acquisition activity.  The acquisition of Abigail Adams in October 2009 added $17.1 million in average investment securities in 2009, while the full year impact of including Traders and Citizens First in the organization since the end of April 2008 added $9.1 million to 2009 average investment securities.  Excluding the acquisitions, average investment securities decreased by $2.6 million or 1.6% in 2009 from 2008.  Due to the low interest rate environment during 2009, issuers were routinely invoking call features within their securities and reissuing new bonds at lower coupon rates.  During 2009, $149.2 million of Premier’s investment securities were either called or matured compared to $80.3 million during 2008.  During 2009, not all maturing funds were reinvested in securities as a result of funding average loan growth.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2010

At December 31, 2010, the amount of investments totaled $256.5 million, up $15.5 million or 6.5% from the $241.0 million of investments at December 31, 2009.  The increase in investments is largely due to additional funds from loan payments and payoffs exceeding the demand for new loans and the $8.9 million of cash and due from banks obtained from the Branch Purchase in September 2010.  Much of these funds were reinvested in higher yielding investment securities.  The increase in 2010 follows a $65.2 million, or 37.1% increase in 2009 from the balance of investments at December 31, 2008.  The significant increase in investments in 2009 is largely due to the $64.7 million of investments at December 31, 2009 from the acquisition of Abigail Adams, leaving only $485,000 of the increase from internal growth.

The following table presents the carrying values of investment securities.

FAIR VALUE OF SECURITIES AVAILABLE FOR SALE
(Dollars in thousands)
	As of December 31
	2010	2009	2008

U.S. government sponsored entity securities	$52,427	$150,067	$97,105
U.S. Treasury securities	-	1,005	1,544
States and political subdivisions	10,306	10,247	7,130
Mortgage-backed securities issued by government sponsored entities	187,504	74,042	69,962
Corporate securities	6,283	5,609	-
Total securities	$256,520	$240,970	$175,741

As sources of funds (deposits, federal funds purchased, and repurchase agreements with corporate customers) fluctuate, excess funds are initially invested in federal funds sold and other short-term investments. Based upon analyses of asset/liability repricing, interest rate forecasts, and liquidity requirements, funds are periodically reinvested in high-quality debt securities, which typically mature over a longer period of time. At the time of purchase, management determines whether the securities will be classified as trading, available-for-sale, or held-to-maturity. At December 31, 2010 all of Premier's investments were classified as available-for-sale and carried at fair value.

As shown in the following Securities Maturity and Yield Analysis table, the average maturity period of the securities available-for-sale at December 31, 2009 was 5 years 4 months. The table uses a weighted estimated average life method to report the average maturity of mortgage-backed securities, which includes the estimated effect of monthly payments and prepayments. The average maturity of the investment portfolio is managed at a level to maintain a proper matching with interest rate risk guidelines. Premier does not have any securities classified as trading or held-to-maturity and it has no plans to establish such classifications at the present time. Other information regarding investment securities may be found in the following table and in Note 4 to the consolidated financial statements.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2010

SECURITIES MATURITY AND YIELD ANALYSIS
December 31, 2010
(Dollars in thousands)
	Market Value	Average Maturity (yrs/mos)	Taxable Equivalent Yield*
U.S. government sponsored entity securities
After one but within five years	$15,437		2.19%
After five but within ten years	36,990		2.58
Total U.S. government sponsored entity securities	$52,427	5/7	2.46

States and political subdivisions
Within one year	911		3.77
After one but within five years	3,730		4.11
After five but within ten years	5,665		4.74
Total states and political subdivisions securities	$10,306	5/1	4.43

Mortgage-backed securities**
Within one year	5,190		4.55
After one but within five years	86,881		3.62
After five but within ten years	95,389		2.57
Over ten years	44		2.50
Total mortgage-backed securities	$187,504	4/6	3.11

Other securities
After one but within five years	687		38.63
Over ten years	4,249		8.75
Total other securities	$4,936	33/3	12.91

Corporate preferred securities	1,347	n/a	10.32

Total securities available-for-sale	$256,520	5/4	3.25

(*) Fully tax-equivalent using the rate of 34%
(**) Maturities for mortgage-backed securities are based on expected average life

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2010

Premier’s average investment in federal funds sold and interest-bearing bank balances increased 90.3% in 2010 compared to 2009.  This increase follows a 10.8% increase in 2009.  Averaging $83.2 million in 2010, federal funds sold and interest-bearing bank balances increased $39.5 million from the $43.7 million averaged in 2009.  The substantial increase in 2010 is largely attributable to the full year impact of the acquisition of Abigail Adams in 2009, which increased average federal funds sold and interest bearing bank balances $37.5 million in 2010.  Excluding the increase attributed to the Abigail Adams acquisition, average federal funds sold and interest bearing bank balances increased by $2.0 million or 4.7% in 2010 from 2009.  As shown in the Consolidated Average Balance Sheets and Net Interest Income Analysis above, on average, the yield on federal funds sold dropped to 0.08% in 2009 and further dropped to 0.05% in 2010 in accordance with the Federal Reserve’s Board of Governors’ policy to maintain the federal funds rate between 0.00% and 0.25%.  To obtain higher yields on its most highly liquid funds, in 2009 Premier began shifting some of its federal funds sold to certificates of deposits with other banks and other interest-bearing bank balances, primarily with the Federal Reserve Bank, which yielded, on average, 0.38% in 2009.  This practice continued in 2010 as the yield on interest bearing bank balances averaged 0.26%, far exceeding the 0.05% yield on 2010 average federal funds sold.  The average balance of federal funds sold decreased by $5.6 million in 2010 to $23.3 million, while average interest bearing bank balances increased by $45.1 million in 2010 to $59.9 million.  The majority of these interest bearing bank balances are held at Federal Reserve Banks.  Averaging $43.7 million in 2009, federal funds sold and interest-bearing balances increased $4.3 million from the $39.5 million averaged in 2008.  The increase in 2009 is largely the result of acquisition activity.  The acquisition of Abigail Adams in October 2009 added $4.1 million in average federal funds sold and interest-bearing bank balances in 2009, while the full year impact of including Traders and Citizens First in the organization since the end of April 2008 reduced the 2009 average by $2.5 million.  Excluding the acquisitions, average federal funds sold and interest bearing bank balances increased by $2.6 million or 6.7% in 2009 from 2008.  Yields on federal funds sold rise and fall in direct correlation with interest rate changes made by the Federal Reserve Board in establishing national economic policy.  Investment security yields are based on a number of pricing factors, including but not limited to coupon rate, time to maturity and issuer credit quality.  Fluctuations in the amount of federal funds sold and other short-term investments reflect management's goal to maximize asset yields while maintaining proper asset/liability structure, as discussed in greater detail above and in other sections of this report.

Funding Sources

In response to the Federal Reserve policy to reduce market interest rates by lowering the target federal funds rate, in 2008 Premier began cutting its rates paid on its interest bearing deposits.  This change follows a three-year period during which Premier was raising the rates paid on its interest bearing deposits in response to the increase in market interest rates.  As a result, the average rate paid on interest bearing liabilities decreased to 1.21% in 2010, down from the 1.70% paid in 2009, and the 2.39% paid in 2008.  The 49 basis point decrease in 2010 was primarily the result of a 74 basis point decrease in the average rate paid on certificates of deposit and other time deposits, which made up 50.7% of the total average interest bearing

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2010

liabilities in 2010.  Other rate decreases on deposits in 2010 include a 10 basis point decrease on NOW and money market accounts and a 7 basis point decrease in savings deposits.  Likewise, in 2010, Premier decreased the rate paid on its short-term borrowings, primarily repurchase agreements with deposit customers, by 13 basis points.  The Company’s FHLB advances are fixed rate debt and thus decrease usually as a result of payments and maturities of higher rate advances.  In the first half of 2010, $4.0 million of Premier’s highest rate FHLB advances, averaging 6.45%, matured, lowering the average rate paid on its long-term FHLB advances.  Also lowering the average rate paid on FHLB advances in 2010 was the fully year inclusion of $10.6 million of long-term FHLB advances Premier assumed as part of the Abigail Adams acquisition.  These advances were recorded with a market interest rate of 1.81%.  As a result, the average rate paid on FHLB advances decreased by 171 basis points in 2010 to 2.51%.  Countering the trend of lower rates paid on interest bearing liabilities in 2010, was the average rate paid on other borrowings, which increased 63 basis points to 4.12% in 2010.  At the end of 2009, Premier converted its largest dollar borrowing, the $10.0 million owed to First Guaranty Bank, to a fixed rate of interest of 3.96% through its remaining maturity date on April 30, 2013.  The fixed rate was slightly higher than the variable rate paid on the borrowing, but as a fixed rate, the interest rate will not increase until maturity.  Also increasing the overall rate paid on other borrowings was the $11.3 million borrowed from the Bankers’ Bank of Kentucky (“Bankers’ Bank”) on September 8, 2010.  The new borrowing has a minimum interest rate of 4.50%.  The proceeds were used to refinance $5.3 million of existing debt with the Bankers’ Bank and inject $6.0 million of capital into Premier’s subsidiary bank, Citizens Deposit Bank, to facilitate the bank’s purchase of four branches from Integra Bank.

The 69 basis point decrease in the average rate paid on interest bearing liabilities in 2009 was primarily the result of a 98 basis point decrease in the average rate paid on certificates of deposit and other time deposits, which made up 52.9% of the total average interest bearing liabilities in 2009.  Other rate decreases on deposits in 2009 include a 44 basis point decrease on NOW and money market accounts and a 25 basis point decrease in savings deposits.  Likewise, in 2009 Premier decreased the rate paid on its short-term borrowings, primarily repurchase agreements with deposit customers, by 62 basis points.  Also in response to the decrease in market interest rates initiated by the Federal Reserve, the rate paid on Premier’s long-term borrowings decreased as a result of the floating rate terms of the borrowings.  In 2009, the average rate paid on other borrowings decreased 117 basis points to 3.49%.  At the end of 2009, Premier converted its largest dollar borrowing, the $10.0 million owed to First Guaranty Bank, to a fixed rate of interest of 3.96% through its remaining maturity date on April 30, 2013.  The Company’s FHLB advances are fixed rate debt and thus decrease usually as a result of payments and maturities of higher rate advances.  However, as part of the Abigail Adams acquisition, Premier assumed $10.6 million of long-term FHLB advances with a market interest rate of 1.81%.  This addition caused the average rate paid in 2009 on the FHLB advances to decrease 196 basis points to 4.22%.

Due to alternative sources of investment and an ever increasing sophistication of customers in funds management techniques to maximize return on their money, competition for funds has become more intense.  Other financial institutions that compete in local markets

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2010

with Premier that have a need to increase liquidity offer special above market rate deposit products to attract additional funds.  Premier's banks periodically offer special rate products to retain their deposit base or attract additional deposits.

Premier’s deposits, on average, increased by $254.5 million or 37.5% in 2010 following a $125.3 million or 22.7% increase in 2009 from 2008 average deposits.  The increase in 2010 average deposits is primarily attributable to the full year impact of the acquisition of Abigail Adams in 2009, which increased average deposits by $215.3 million in 2010.  Excluding the increase attributed to the Abigail Adams acquisition, average deposits increased by $39.2 million or 5.8% in 2010, largely due to a $5.5 million or 1.7% increase in average certificates of deposit and other time deposits, a $9.9 million or 6.1% increase in average money market and other interest bearing transaction oriented deposits, a $11.7 million or 15.0% increase in average savings deposits and a $12.0 million or 9.9% increase in average non-interest bearing deposits.  A portion of the growth in average deposits in 2010 was from the deposits assumed from the Branch Purchase in September 2010.  The increase in 2009 average deposits is largely the result of acquisition activity.  The acquisition of Abigail Adams in October 2009 added $76.4 million in average deposits in 2009, while the full year impact of including Traders and Citizens First in the organization since the end of April 2008 added another $37.9 million to 2009 average deposits.  The remaining $11.1 million or 2.0% increase in average deposits was largely due to a $7.3 million or 2.9% increase in average certificates of deposit and other time deposits, a $2.2 million or 3.3% increase in average savings deposits and a $3.7 million or 3.9% increase in average non-interest bearing deposits.  These increases more than offset the $2.1 million or 1.5% decrease in average money market and other interest bearing transaction oriented deposits.  Even as Premier reduced the rates paid on its deposit products, the West Virginia and Ohio banks were successful in marketing their services to local customers and increased their average deposits outstanding.

In 2010, average non-interest bearing deposits increased primarily due to the full year impact of the acquisition of Abigail Adams which occurred in the fourth quarter of 2009.  In 2010, average non-interest bearing deposits totaled $178.5 million, a $57.4 million or 47.5% increase from the average in 2009.  This increase follows a $26.9 million or 28.5% increase in average non-interest bearing deposits in 2009 when compared to 2008.  The increase in 2010 includes an increase of $45.4 million of average non-interest bearing deposits from the full year impact of the acquisition of Abigail Adams. Excluding the increase attributed to the Abigail Adams acquisition, average non-interest bearing deposits increased by $12.0 million or 9.9% in 2010 as increases were recorded at each of the affiliate banks except Farmers Deposit Bank, which realized only a 0.3% decrease.  The increase in 2009 includes $14.9 million of average non-interest bearing deposits from the acquisition of Abigail Adams and an additional $8.3 million increase from the full year impact of including the Traders and Citizens First acquisitions.  Excluding the acquisitions, average non-interest bearing deposits increased by $3.7 million or 3.9% in 2009 as increases were recorded at each of the affiliate banks except Farmers Deposit Bank.  Since no interest is paid on these deposits, an increase in non-interest bearing deposits helps to increase Premier's net interest margin and its profitability. Non-interest bearing deposits are more susceptible to withdrawal and therefore may provide

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2010

challenges to maintaining adequate liquidity. (See the additional discussion on liquidity below.)  However, Premier’s approach to community banking and friendly customer service has resulted in increases in average non-interest bearing deposits in each of the past eight years.

In 2010, average interest bearing deposits increased by $197.0 million or 35.4%.  The increase in 2010 average interest bearing deposits is primarily due to an increase of $169.9 million in average interest bearing deposits from the full year impact of the acquisition of Abigail Adams. Excluding the increase attributed to the Abigail Adams acquisition, average non-interest bearing deposits increased in 2010 by $27.1 million or 4.9%, as Premier experienced growth in all major types of interest bearing deposits.  A portion of the growth in average interest bearing deposits in 2010 was from the interest bearing deposits assumed from the Branch Purchase in September 2010.  In 2009, average interest bearing deposits increased by $98.5 million or 21.5%.  The increase was largely due to the $61.5 million of average interest bearing deposits from the acquisition of Abigail Adams, and an additional $29.6 million increase from the full year impact of including Traders and Citizens First.  Excluding the acquisitions, average interest bearing deposits increased by $7.4 million or 1.6% in 2009, as increases in average savings deposits and average certificates of deposit and other time deposits more than offset a decrease in average money market and other transaction oriented deposits.  During 2009 and continuing into 2010, customers seemed to resign themselves to the long-term nature of the low interest rate environment resulting from the Federal Reserve’s national monetary policy and moved funds temporarily held in transaction based deposit accounts back into certificates of deposit to gain some yield over other deposit products.  Most customers are still keeping their maturity choices short in order to take advantage of possible higher interest rates in the future.  While offering some “special” certificate of deposit rates in 2009 and 2010 to remain competitive, Premier continued to focus on building its base of customer relationships by offering more convenient electronic banking products to its non-interest bearing deposit customers.

In order to help maintain their liquidity and reduce their reliance on short-term borrowings, prior to their acquisition by Premier the two subsidiary banks of Abigail Adams participated in a network of approved banks that exchange customer certificates of deposit called the Certificate of Deposit Account Registry Service program, also known as CDARS.  This program allows local customers to open certificates of deposit in amounts greater than the standard FDIC insurance coverage limits at their local bank and still maintain FDIC insurance coverage on the deposits as the local bank enters the certificates of deposit into a national exchange network which provides FDIC insurance coverage by opening accounts in the customer’s name at other participating banks in the network in increments less than the standard FDIC coverage limits. Other network members do the same thing with their customers’ funds, and a sophisticated matching system enables network members to exchange funds with each other on a dollar-for-dollar basis.  To participate in the program, banks subject to a written agreement with their primary regulator, such as Adams National, are required to get permission from the FDIC.  During 2009, even though Adams National was a participant in the network and currently had deposits from the CDARS network, the bank was denied permission by the FDIC to continue to open new or renew existing CDARS deposits while it is

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2010

subject to its written agreement with the OCC, its primary regulator.  During 2010, as the CDARS deposits matured, Adams National was able to retain more than 50% of the maturing CDARS as certificates of deposit with Adams National and no longer part of the CDARS network.  Under long existing FDIC rules for banks owned by the same holding company (under “common control”), such as each of Premier’s Affiliate Banks, each bank under common control is obligated to guarantee the liquidity of deposit funds over and above the FDIC coverage limits at each of the other banks under the same common control.  In other words, each of Premier’s Affiliate Banks are obligated to provide liquidity for each of the other Premier Affiliate Banks to the extent it may be needed for deposit withdrawals.  Premier believes that knowledge of this guarantee resulted in holders of some of the maturing CDARS related deposits at Adams National to renew their certificate of deposit at Adams National outside of the CDARS program.

The following table provides information on the maturities of time deposits of $100,000 or more at December 31, 2010.

MATURITY OF TIME DEPOSITS $100,000 OR MORE
December 31, 2010
(Dollars in thousands)
Maturing 3 months or less	$27,879
Maturing over 3 months	34,242
Maturing over 6 months	43,372
Maturing over 12 months	53,469
Total	$158,962

Other funding sources for Premier include short and long-term borrowings. Premier's short-term borrowings primarily consist of securities sold under agreements to repurchase with commercial, public entity and tax exempt organization customers.  These are short-term non-FDIC insured deposit-like products that are secured by the pledging of investment securities in Premier’s investment portfolio or by purchasing insurance through the Federal Home Loan Bank (FHLB).  Also included in short-term borrowings are federal funds purchased from other banks and overnight borrowings from the FHLB or the Federal Reserve Bank (FRB) discount window. These short-term borrowings fluctuate depending on near term funding needs and as part of Premier's management of its asset/liability mix.  In 2010, average short-term borrowings increased by $7.4 million or 44.2% largely due to the full year impact of including the short-term borrowings in the form of repurchase agreements from the acquisition of Abigail Adams.  Excluding the acquisition of Abigail Adams, average short-term borrowings decreased by $369,000 or 2.2% in 2010, as public entity customers withdrew a portion of their funds in repurchase agreements to spend them on designated public projects.  In 2009, average short-term borrowings decreased by $595,000 or 3.4%, even as the acquisition of Abigail Adams added $3.2 million of short-term borrowings in the form of repurchase agreements.  Excluding the acquisition of Abigail Adams, average short-term borrowings decreased by $3.8 million or 21.9% in 2009 again as public entity customers withdrew a portion of their funds in repurchase agreements to spend them on designated public projects.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2010

Long-term borrowings consist of FHLB borrowings by Premier's Banks and other borrowings by the parent holding company.  FHLB borrowings, on average, increased by $5.0 million or 69.5% in 2010 as the full year impact of the acquisition of Abigail Adams increased average FHLB advances by $7.8 million.  Excluding the increase attributed to the Abigail Adams acquisition, average FHLB borrowings decreased by $2.8 million because $4.0 million of FHLB borrowing matured in May 2010 and were repaid out of excess liquid assets.  FHLB advances, on average, increased by $2.5 million or 52.0% in 2009, as the acquisition of Abigail Adams added $2.7 million of average FHLB advances.  Excluding that acquisition, FHLB advances declined by $226,000 or 4.8% in 2009, largely due to regularly scheduled principal payments plus additional penalty free prepayments as permitted to be made by the FHLB.  Premier uses fixed rate FHLB advances from time-to-time to fund certain residential and commercial loans as well to maximize investment opportunities as part of its interest rate risk management.  At December 31, 2010, FHLB advances totaled $12.9 million which included a $10.3 million of long-term FHLB borrowing acquired from the purchase of Abigail Adams.  This borrowing matures in the first quarter of 2012.  The remaining $2.6 million of FHLB advances included $2.4 million borrowed on a overnight basis and $205,000 of remaining amortizing FHLB advances with repayment schedules from eleven to nineteen months.

In 2006, Premier refinanced the remaining $15.7 million of its 9.75% Junior Subordinated Deferrable Interest Debentures ("Subordinated Debentures") that were due in 2027. The refinancing was accomplished using two separate bank borrowings at the parent company and $2.2 million of cash held by the parent in its subsidiary banks.

On January 31, 2006, Premier borrowed $7.0 million from First Guaranty Bank in Hammond, Louisiana.  On April 30, 2008, Premier refinanced the remaining $2.6 million of this note and borrowed an additional $9.0 million which was used to fund the cash needed to purchase Traders.  The $11.6 million note, dated April 30, 2008, bore interest floating daily at the “Wall Street Journal” prime rate (the “Index”) minus 1.00% and required 59 monthly principal payments of $50,000 and one final payment of $8.6 million due at maturity on April 30, 2013.  If the Index fell between 5.00% and 6.00%, the interest on the note was 5.00%.  If the Index fell below 5.00%, then the interest on the note would float with the Index.  On December 31, 2009, Premier converted the borrowing to a fixed rate of interest of 3.96% per annum through its remaining maturity date on April 30, 2013.  The note is secured by a pledge of Premier’s 100% interest in Boone County Bank (a wholly owned subsidiary) under Commercial Pledge Agreement dated April 30, 2008.

On November 10, 2006, Premier borrowed $6.5 million from The Bankers’ Bank of Kentucky, Inc. of Frankfort, Kentucky (“Bankers’ Bank”) under a term note bearing interest floating daily at the JP Morgan Chase Co. prime rate minus 1.00% and requiring 83 monthly principal and interest payments of $100,000 and a final payment of any balance due at maturity on November 9, 2013.  On December 22, 2008, the Company executed and delivered to Bankers’ Bank a modification agreement whereby the interest rate would not fall below 3.00% or exceed 6.00% for the remaining term of the Note.  On October 30, 2009, Premier received $2.4 million from the Bankers’ Bank as a draw on the Company’s $4.3 million line of credit under a

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2010

Promissory Note whereby Premier may request and receive monies from Bankers’ Bank from time to time.  The proceeds were used to refinance a portion of the long-term debt assumed from the Abigail Adams holding company.

On September 8, 2010, the Company executed and delivered to Bankers’ Bank a Term Note and Business Loan Agreement dated September 8, 2010 in the principal amount of $11.3 million, bearing interest floating daily at the “JP Morgan Chase” prime rate with a minimum rate of 4.50% (initially 4.50%) and requiring 120 monthly principal payments of $94,167 plus interest.  The proceeds of this note were used to pay off the remaining $2.9 million balance on Premier’s $6.5 million Term Note with the Bankers’ Bank, pay off the $2.4 million balance on Premier’s $4.3 million Line of Credit with the Bankers’ Bank and provide a $6.0 million capital injection into Citizens Deposit Bank and Trust (“Citizens”), Premier’s wholly owned subsidiary, to facilitate Citizens’ purchase of four branches from Integra Bank.  The note is secured by a pledge of Premier’s 100% interest in Citizens and Premier’s 100% interest in Farmers-Deposit Bank, Eminence, Kentucky (each, wholly owned subsidiaries of Premier) under a Stock Pledge and Security Agreement dated September 8, 2010.  With execution of this note, the right to draw funds under the $4.3 million line of credit with Bankers’ Bank was terminated.

In 2010 and 2009, Premier made all scheduled principal and interest payments on both notes as well as limited prepayments on the borrowing from First Guaranty Bank and the September 8, 2010 borrowing from Bankers’ Bank. For more information on other borrowings, see Note 11 to the consolidated financial statements.

On December 20, 2004, Premier entered into a sixty-three month contract with Fiserv Solutions, Inc. (“Fiserv”) whereby Fiserv will provide data processing and item processing services to Premier. Conversions by Traders and Citizens First bank to Fiserv systems began in early August, 2008 and were completed by the end of October, 2008. The contract was scheduled to end in October 2010 and was extended for a period of 13 months until November 2011.  The two subsidiary banks acquired with Abigail Adams have contracts with Fiserv for data processing and item processing services through mid-2012.  Based upon the average billings of the last three months of 2010, the estimated payments to Fiserv for these services under existing contracts will be approximately $2.7 million in 2011. Actual results may vary depending upon the number and type of accounts actually processed and future customer activity.

On May 13, 2010, Premier entered into a six-year data processing agreement with Fidelity Information Systems (“FIS”).  The agreement covers Premier’s core data processing, item processing, internet banking services, network services, customer authentication services and electronic funds transfer services and will begin with the expiration of Premier’s contract with Fiserv.  Premier and FIS have scheduled individual bank conversions throughout the third quarter of 2011.  While actual future payments will vary depending upon the number and type of accounts actually converted and processed by FIS, Premier entered into the contract with FIS based upon projected savings on data processing costs over its current processing costs.  Data and item processing contract amounts beyond 2011 in the table below reflect and estimate of these savings.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2010

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

PAYMENTS DUE ON CONTRACTUAL OBLIGATIONS
December 31, 2010
(Dollars in thousands)

	Total	Less than one year	1-3 years	3-5 years	More than five years

Federal Home Loan Bank advances	$12,896	$2,809	$10,087	$0	$0
Other borrowed funds	20,178	1,730	10,837	7,611	0
Operating lease obligations	3,043	1,326	1,499	194	24
Data and item processing contracts*	20,179	3,859	6,528	6,528	3,264
Total	$56,296	$9,724	$28,951	$14,333	$3,288

* Data and item processing contractual obligations are estimated using the average billing for the last three months of 2010.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2010

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

The earnings simulation model uses assumptions, maturity patterns, and reinvestment rates provided by Premier and forecasts the effect of instantaneous movements in interest rates of both 100 (1.00%) and 200 (2.00%) basis points, but never below zero.  The most recent earnings simulation model projects that net interest income would increase by approximately 3.4% over the projected stable rate net interest income if interest rates rise by 100 basis points over the next year. Conversely, the simulation projects an approximate 2.6% decrease in net interest income if interest rates fall by 100 basis points over the next year. Within the same time frame, but assuming a 200 basis point movement in interest rates, the simulation projects that net interest income would increase by 6.1% over the projected stable rate net interest income in a rising rate scenario and would decrease by 5.3% in a falling rate scenario. Under both the 100 and 200 basis point simulations, the percentage changes in net interest income are within Premier's ALCO guidelines.

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

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2010

The following table presents summary information about the simulation model's interest rate risk measures and results.

	Year-end 2010	Year-end 2009	ALCO Guidelines

Projected 1-year net interest income
-100 bp change vs. base rate	-2.6%	-0.1%	5%
+100 bp change vs. base rate	3.4%	1.9%	5%
Projected 1-year net interest income
-200 bp change vs. base rate	-5.3%	-0.8%	10%
+200 bp change vs. base rate	6.1%	3.1%	10%

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

Premier generated $14.6 million of cash from operations in 2010, which compares to $5.1 million in 2009 and $10.0 million in 2008.  As illustrated in the Consolidated Statement of Cash Flows, the increase in 2010 cash from operations was the result of an increase in net income generated by operations, excluding the gain on the acquisition of subsidiary in 2009, and changes in deferred taxes, other assets and other liabilities.  The decrease in 2009 from the cash from operations generated in 2009 was primarily the result of non-cash generating income from the gain on the acquisition of subsidiary and changes in other assets and liabilities.  Total cash from operations along with proceeds from the sale and maturity of securities and the repayment of loans were used to purchase securities, satisfy deposit withdrawals, fund new loans and reduce outstanding debt during all three years.  In 2008, $42.0 million of cash was used in investing activities, funding loan growth, purchasing additional investment securities, and purchasing the Traders and Citizens First subsidiaries.  In 2009, $28.2 million of additional cash was generated from investing activities largely from the cash acquired via the acquisition of Abigail Adams, the net repayment of loans during the year, and the proceeds from the sale of Other Real Estate Owed (“OREO”).  In 2010, $20.0 million of additional cash was generated from investing activities, largely from the net repayment of loans during the year, proceeds from the sale of OREO and cash received via the Branch Purchase exceeding additional investments purchased.

In addition to the $14.6 million of cash from operations in 2010, Premier generated $3.0 million in additional cash from financing activities, primarily from the $2.4 million borrowed from the FHLB on an overnight basis and an increase in customer repurchase agreements. Premier also borrowed $11.3 million in 2010.  Some of these funds were used to satisfy deposit

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2010

withdrawals, pay dividends to shareholders and make principal payments on borrowings.  In addition to the $5.1 million of cash from operations in 2009, Premier generated $11.3 million in additional cash from financing activities, primarily due the net increase in deposits, the sale of Series A Preferred Stock to the U.S. Treasury under the TARP Capital Purchase Program and from additional borrowings.  Some of these funds were used to repay short- and long-term borrowings, pay dividends to shareholders, and satisfy withdrawals of repurchase agreements with customers.  In addition to the $10.0 million of cash from operations in 2008, Premier generated $4.7 million in additional cash from financing activities, primarily due to new long-term borrowings and increases in short-term borrowings and repurchase agreements with customers.  Some of these funds were used to satisfy deposit withdrawals, pay dividends to shareholders and make principal payments on borrowings. Details on the sources and uses of cash can be found in the Consolidated Statements of Cash Flows in the consolidated financial statements.

At December 31, 2010, the parent company had $5.8 million in cash held with its subsidiary banks.  This balance, along with cash dividends expected to be received from its subsidiaries, is sufficient to cover the operating costs of the parent, service its existing debt and pay dividends to common and preferred shareholders.  During 2010, the parent company generated $4.8 million of cash from operations and borrowed an additional $11.3 million.  The proceeds were used to payoff existing debt and make additional capital investments in Premier’s subsidiaries to strengthen the subsidiary’s balance sheet and capital ratios.  Operating cash was also used to pay $2.9 million in dividends to shareholders.  During 2009, the parent company generated $5.5 million of cash from operations and borrowed an additional $2.4 million.  The parent company also generated $22.3 million by selling its Series A Preferred Stock to the U.S. Treasury under the TARP Capital Purchase Program.  The proceeds were used to make additional capital investments in Premier’s subsidiaries to strengthen the subsidiary’s balance sheet and capital ratios and/or reduce the subsidiary’s debt.  Operating cash was also used to pay $3.1 million in dividends to shareholders and to make $1.9 million in principal payments on its outstanding debt.  During 2008, the parent company generated $6.3 million of cash from operations and borrowed an additional $11.6 million.  The proceeds were used to fund the $14.3 million of cash paid to acquire Citizens First and Traders, to make $4.1 million in principal payments on its outstanding debt and pay $2.6 million in dividends to shareholders.  Additional information on parent company cash flows and financial statements is contained in Note 22 to the consolidated financial statements.

Capital Resources

Premier’s consolidated average equity-to-asset ratio decreased to 11.84% during 2010, down from 12.19% during 2009 and 11.94% in 2008.  The ratios for all three years are considered adequate for a company of Premier’s size.  The decrease in 2010 was largely due to the full year impact of the average assets from the Abigail Adams acquisition in 2009 and the partial year increase in average assets from the branch acquisition.  The branch acquisition was a cash purchase which added no additional direct equity to the company.  Equity was strengthened in 2010 by additional capital from the $6.3 million of retained net income generated during the year.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2010

This increase in equity was partially offset by diminished equity resulting from a decrease in the market value of investments from a $2.1 million net unrealized gain at the end of 2009 to a $1.4 million net unrealized loss at the end of 2010.  The increase in 2009 was largely due to the additional equity added from the sale of Series A Preferred Stock to the U.S. Treasury under the TARP Capital Purchase Program.  Without this additional equity, Premier’s average equity-to-asset ratio would have still have been 11.52%, down from prior years due to the acquisition of Abigail Adams, but strengthened by additional capital from the $6.0 million of retained net income generated in 2009.  Also adding to capital in 2009 was a general rise in the market value of investments from a $1.5 million net unrealized gain at the end of 2008 to a $2.1 million net unrealized gain at the end of 2009.

The Federal Reserve's risk-based capital guidelines and leverage ratio measure the capital adequacy of banking institutions. The risk-based capital guidelines weight balance sheet assets and off-balance sheet commitments by prescribed factors relative to credit risk, thus eliminating disincentives for holding low risk assets and requiring more capital for holding higher risk assets.  At year-end 2010, Premier’s capital to risk adjusted assets ratio was 15.3%, compared to 14.6% at December 31, 2009 and 15.3% at December 31, 2008.  All three of these ratios are well above the minimum level of 8.0% prescribed for bank holding companies of Premier’s size.  The leverage ratio is a measure of total tangible equity to total tangible assets, net of any related deferred taxes as permitted.  Premier’s leverage ratio at December 31, 2010 was 8.5% compared to 8.9% at December 31, 2009 and 8.7% at December 31, 2008.  All three of these ratios are above the 4.0% to 5.0% ratios recommended by the Federal Reserve.  The decrease in the 2010 leverage ratio was largely the result of the additional tangible assets from the Branch Purchase combined with a reduction in tangible equity resulting from the goodwill and core deposit intangible recorded as part of the Branch Purchase.  The increase in the capital to risk adjusted assets ratio in 2010 is largely the result of a minimal increase in risk adjusted assets as Premier increased its holdings of less riskier liquid assets and kept more of those liquid assets in interest bearing deposit accounts with the Federal Reserve which are given a zero percent risk factor.  Also minimizing the increase in risk adjusted assets in 2010 was the purchase of $133.8 million of additional zero percent risk factor investment securities such as GNMA backed CMO’s.  The increase in the 2009 leverage ratio was largely the result of the additional regulatory capital obtained via the sale of Series A Preferred Stock to the U.S. Treasury under the TARP Capital Purchase Program.  The decrease in the risk adjusted capital-to-assets ratio is largely the result of a higher level of risk adjusted assets to total assets acquired from Abigail Adams versus Premier’s historical risk-adjusted assets to total assets.  Premier's capital ratios are the direct result of management's desire to maintain a strong capital position. Additional information on Premier's capital ratios and the capital ratios of its banks may be found in Note 21 to the consolidated financial statements.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2010

Additional information on the capital position of Premier is included in the following table.

SELECTED CAPITAL INFORMATION
(Dollars in thousands)
	As of December 31
	2010	2009	Change

Stockholders’ Equity	$131,397	$128,556	$2,841
Disallowed amounts of goodwill and other intangibles	(34,060)	(31,595)	(2,465)
Unrealized (gain) loss on securities available for sale	1,435	(2,090)	3,525
Tier I capital	$98,772	$94,871	$3,901

Tier II capital adjustments
Allowable amount of the allowance for loan losses	8,795	7,569
Total capital	$107,567	$102,440

Total risk-weighted assets	$702,502	$699,622

Ratios
Tier I capital to risk-weighted assets	14.06%	13.56%
Total capital to risk-weighted assets	15.31%	14.64%
Leverage at year-end	8.50%	8.90%

The primary source of funds for dividends paid by Premier is the dividends received from its subsidiary banks. Banking regulations limit the amount of dividends that may be paid without prior approval of the regulatory agencies. Under these regulations, the amount of dividends that may be paid without prior approval in any calendar year is limited to the current year's net profits, as defined, combined with the retained net profits of the preceding two years, subject to regulatory capital requirements and additional restrictions more fully described in Note 21 to the consolidated financial statements. During 2011, Premier's banks could, without prior approval, declare and pay to Premier dividends of approximately $3.1 million plus any 2011 net profits retained through the date of declaration by Ohio River Bank, Boone County Bank, First Central Bank, and Citizens Deposit Bank.  In 2009, Farmers Deposit Bank requested and received approval from its primary regulators to pay a $2.5 million dividend in March 2009.  This amount was substantially higher than the bank’s prior two years of reported net income.  As such, Farmers Deposit Bank must continue to request approval for up to two years beyond March 31, 2009 to pay any future dividends to the parent company out of its current earnings.  Similarly, Traders will be required to request approval to pay any dividends for up to two years depending upon its future net income performance.  Adams National is required to obtain regulatory approval to pay dividends to Premier as part of its written agreement with the OCC.  Similarly, CB&T is required to obtain regulatory approval to pay dividends to Premier as part of its written agreement with the Federal Reserve Bank (“FRB”) entered into on July 29, 2010.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2010

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

The July 29, 2010 written agreement between Consolidated Bank & Trust and the FRB also placed limits on Premier’s ability to pay dividends.  In addition to ensuring that CB&T complies with provisions of the July 29, 2010 written agreement, Premier is also specifically subject to a provision requiring prior written approval of the FRB and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System for declaring or paying any dividends, and a provision requiring prior written approval of the FRB before incurring, increasing or guaranteeing any debt or purchasing or redeeming any shares of its stock.

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

On January 11, 2011, Premier submitted a written request to the FRB for written approval from the FRB and the Director of the Division of Banking Supervision and Regulation of the Board of Governors to pay its quarterly dividend obligation due on February 15, 2011 to the U.S. Treasury under the TARP Capital Purchase Program, and the prior quarterly dividend obligation due on November 15, 2010.   On February 10, 2011, Premier received telephonic notice that the FRB and the Director of the Division of Banking Supervision and Regulation of the Board of Governors did not approve Premier’s request to pay the cash dividends on its Series A, Fixed Rate Cumulative Perpetual Preferred Stock as Premier had requested.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2010

INCOME STATEMENT ANALYSIS
Net Interest Income

Net interest income, the amount by which interest generated from earning assets exceeds the expense associated with funding those assets, is Premier's most significant component of earnings.  Net interest income on a fully tax-equivalent basis was $44.0 million in 2010, up 40.8% from the $31.3 million earned in 2009 which follows a 19.4% increase in 2009 from 2008.  When net interest income is presented on a fully tax-equivalent basis, interest income from tax-exempt earning assets is increased by the amount equivalent to the federal income taxes which would have been paid if this income were taxable at the statutory federal tax rate of 34% for companies of Premier's size.  The increase in net interest income in 2010 is largely due to the $11.3 million increase in fully tax-equivalent net interest income generated by the inclusion of Abigail Adams for the first nine months of 2010.  In 2009, the operations of Abigail Adams were only included in the financial results of Premier since the October 1, 2009 acquisition date.  In 2010, the remaining Premier affiliate banks realized a $1.4 million or 4.5% increase in fully tax-equivalent net interest income, as decreases in interest income from loans and investments were more than offset by interest expenses savings on deposits and FHLB advances.

As shown in the Rate Volume Analysis table below, increases in the volume of earning assets such as loans, investments and interest bearing deposits with other banks primarily due to the acquisition of Abigail Adams increased Premier’s interest income by $13.6 million.  This increase was slightly offset by a $1.2 million decrease in interest income on those earning assets, largely due to the decline in yields earned on the loan portfolio and investment securities.  Also shown in the table below, interest expense on deposits increased by $2.4 million in 2010, due to a higher volume of certificates of deposit, as well as NOW and money market deposit accounts plus savings accounts.  This increase in the volume of interest bearing deposits is largely due to deposits from the acquisition of Abigail Adams.  Interest expense increased by another $0.2 million in 2010 due to the slightly higher average volumes of short-term borrowings, other borrowings and FHLB borrowings.  The total $2.6 million of additional interest expense in 2010 from the increase in the volume of average interest bearing liabilities was more than offset by the $3.1 million decrease in interest expense due to decreases in the rates paid on deposits, short-term borrowings and FHLB borrowings.  Partially offsetting these savings in 2010, was a $0.1 million increase in interest expense on other borrowings due to a higher average rate paid during the year.  The combined effect was to increase net interest income by $12.8 million for the year.

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

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2010

decrease in interest income was partially offset by decreases in interest expense on deposits, short-term borrowings and long-term debt.

As shown in the Rate Volume Analysis table below, increases in the volume of earning assets such as loans, and investments primarily due to the acquisitions of Abigail Adams, Traders and Citizens First increased Premier’s interest income by $8.7 million.  This increase was offset by a $5.3 million decrease in interest income on those earning assets, largely due to the decline in yields earned on the loan portfolio, investment securities and federal funds sold.  Also shown in the table below, interest expense on deposits increased by $6.7 million in 2009, due to a higher volume of certificates of deposit, as well as NOW and money market deposit accounts plus savings accounts.  This increase in the volume of interest bearing deposits is largely due to deposits from the acquisitions of Abigail Adams, Traders and Citizens First.  Interest expense in 2009 decreased slightly due to lower average volumes of short-term borrowings and other borrowings.  The $6.7 million of additional interest expense in 2009 from the increase in the volume of average interest bearing liabilities was more than offset by the $8.4 million decrease in interest expense due to decreases in the rates paid on deposits, and short-term borrowings and long-term borrowings.  The combined effect was to increase net interest income by $5.1 million for the year.

RATE VOLUME ANALYSIS OF CHANGES IN NET INTEREST INCOME
(Dollars in thousands on a tax equivalent basis)
	2010 vs 2009			2009 vs 2008
	Increase (decrease) due to change in			Increase (decrease) due to change in
	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest income*:
Loans	$11,364	$(195)	$11,169	$6,767	$(2,273)	$4,494
Investment securities	2,081	(943)	1,138	2,086	(2,450)	(364)
Federal funds sold	(4)	(9)	(13)	(144)	(580)	(724)
Deposits with banks	124	(23)	101	20	(2)	18
Total interest income	$13,565	$(1,170)	$12,395	$8,729	$(5,305)	$3,424

Interest expense:
Deposits
NOW and money market	$264	$(192)	$72	$280	$(779)	$(499)
Savings	63	(59)	4	82	(213)	(131)
Certificates of deposit	2,077	(2,669)	(592)	6,368	(7,293)	(925)
Short-term borrowings	54	(22)	32	(8)	(104)	(112)
Other borrowings	11	106	117	(45)	36	(9)
FHLB borrowings	157	(155)	2	28	(17)	11
Total interest expense	$2,626	$(2,991)	$(365)	$6,705	$(8,370)	$(1,665)
Net interest income*	$10,939	$1,821	$12,760	$2,024	$3,065	$5,089

(*) Fully taxable equivalent using the rate of 34% Note – Changes to rate/volume are allocated to both rate and volume on a proportional dollar basis

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2010

While net interest income dollars increased in 2010, so did Premier’s net interest margin, as the decrease in rates paid on interest bearing liabilities exceeded the decrease in the yield on earning assets.  In 2010, the yield earned on Premier’s loan portfolio decreased by only 3 basis points to 6.47% while the yield earning on the investment portfolio decreased by 46 basis points to 3.30% and the yield earned on interest bearing deposits with other banks decreased by 12 basis points to 0.26%.  The net result on all earnings assets was to decrease the yield by 26 basis points to 5.20% in 2010, down from the 5.46% earned in 2009 and the 6.11% earned in 2008.  Similarly, in 2010 Premier decreased the average rate paid on its deposits by 50 basis points as market deposit rates continued to fall throughout the year.  The average rate paid on certificates of deposit decreased the most, at 74 basis points, while interest bearing transaction accounts decreased on average by 10 basis points and savings accounts decreased by 7 basis points.  Just as deposit rates fell during 2010, the rates Premier paid on its short-term borrowings also fell.  Premier was able to lower the rates paid on its short-term borrowings, primarily customer based repurchase agreements, by 13 basis points to 0.70%.  The average rate paid on Premier’s FHLB borrowings declined by 171 basis points to 2.51% due to the maturity of $4.0 million of Premier’s highest rate FHLB borrowings at an average rate of 6.45%, and the full year inclusion of $10.6 million of FHLB borrowings assumed from the Abigail Adams acquisition in 2009.  This FHLB borrowing was recorded with a market interest rate of 1.81% upon assumption by Premier in 2009.  Countering the trend of lower rates paid on interest bearing liabilities in 2010, was the average rate paid on other borrowings which increased 63 basis points to 4.12% in 2010.  At the end of 2009, Premier converted its largest dollar borrowing, the $10.0 million owed to First Guaranty Bank, to a fixed rate of interest of 3.96% through its remaining maturity date on April 30, 2013.  The fixed rate was slightly higher than the variable rate paid on the borrowing, but as a fixed rate, the interest rate will not increase until maturity.  Also increasing the overall rate paid on other borrowings was the $11.3 million borrowed from the Bankers’ Bank on September 8, 2010.  The new borrowing has a minimum interest rate of 4.50%.  The proceeds were used to refinance $5.3 million of existing debt with the Bankers’ Bank and inject $6.0 million of capital into Premier’s subsidiary bank, Citizens Deposit Bank, to facilitate the bank’s purchase of four branches from Integra Bank.

The overall result of decreasing rates paid on deposits, short-term borrowings and FHLB borrowings net of increased rate on long-term borrowings was to decrease the overall cost of funds by 49 basis points to 1.21%, down from 1.70% in 2009 and 2.39% in 2008.  As a result, Premier’s net interest spread increased by 23 basis points.  However, due to the larger volume of Premier’s interest earning assets when compared to its volume of interest bearing liabilities, the net interest margin increased by only 13 basis points to 4.25% in 2010, up from 4.12% in 2009 and 4.21% in 2008.

Although net interest income dollars increased in 2009, Premier’s net interest margin decreased as the yield on earning assets decreased more than the decrease in rates paid on interest bearing liabilities.  In 2009, the yield earning on Premier’s loan portfolio decreased 63 basis points to 6.50% while the yield on federal funds sold decreased 189 basis points to 0.08% and the yield earned on the investment portfolio decreased by 75 basis points to 3.76%.  The net result on all earning assets was to decrease the yield by 65 basis points to 5.46% in 2009, down

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2010

from the 6.11% earned in 2008.  Similarly, in 2009 Premier decreased the average rate paid on its deposits by 69 basis points as market deposit rates continued to fall throughout the year.  The average rate paid on certificates of deposit decreased the most, at 98 basis points, while interest bearing transaction accounts decreased on average by 44 basis points and savings accounts decreased by 25 basis points.  Just as deposits rates fell during 2009, the rates Premier paid on its short- and long-term borrowings also fell.  Premier was able to lower the rates paid on its short-term borrowings, primarily customer based repurchase agreements, by 62 basis points to 0.83%.  Due to the relatively low 3.25% “prime” lending rate during 2009, the rate Premier paid on its long-term borrowings from other banks decreased 117 basis points to 3.49%, while the rates paid on the long-term FHLB borrowings at the banks decreased by 196 basis points due to the significantly lower rate on the FHLB borrowings assumed via the acquisition of Abigail Adams.  The overall result of decreasing rates paid on deposits and rate decreases on short- and long-term borrowings was to decrease the overall cost of funds by 69 basis points to 1.70%, down from 2.39% in 2008.  As a result, Premier’s net interest spread increased by 4 basis points.  However, due to the larger volume of Premier’s interest earning assets when compared to its volume of interest bearing liabilities, the net interest margin decreased by 9 basis points to 4.12% in 2009, down from 4.21% in 2008.  Further discussion of interest income is included in the section of this report entitled "Balance Sheet Analysis."

Non-interest Income and Expense

Non-interest income has been and will continue to be an important factor for improving profitability. Recognizing this importance, management continues to evaluate areas where non-interest income can be enhanced.  As shown in the table of Non-interest Income and Expense below, total fees and other income increased by $1.2 million or 21.1% in 2010.  The increase in 2010 was largely due to increases in service charges on deposit accounts and electronic banking income resulting primarily from the full year inclusion of the operations of Adams National and CB&T in 2010 versus only the three months in 2009 since their October 1, 2009 acquisition.  In 2010, service charges on deposit accounts increased by $533,000 or 15.1% to $4.1 million.  The additional revenue in 2010 from the operations of Adams National and CB&T totaled $599,000.  The remaining $66,000, or 1.9%, decrease at the remaining Affiliate Banks was largely due to customers’ lower propensity to overdraft their deposit accounts.  Management believes that the downturn in the economy has caused customers to more closely manage their deposit funds to find ways to save money and thus reduce their number of overdrafts.  Electronic banking income, which consists of debit and credit card transaction fees, ATM fees and internet banking fees, increased $441,000, or 40.7% to $1.5 million in 2010.  Approximately $233,000 of the increase in electronic banking income was the result of adding the operations of Adams National and CB&T for a full year in 2010.  The remaining $208,000, or 19.2% increase is due to an increasing number of customers who conduct their banking and purchasing electronically, primarily via the use of debit and ATM cards.  In 2010, secondary market mortgage income (commissions and fees earned from originating and selling mortgage loans to third parties in the secondary market) remained relatively unchanged at $445,000 compared to $443,000 in 2009.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2010

The operations of Adams National and CB&T added virtually no revenue of this type in 2010.  The secondary market mortgage income in 2010 reflects an industry in extreme change.  Many mortgage loan purchasers ceased buying new mortgages in 2009 or went out of business completely.  The federal government, via government sponsored agencies, began buying the surplus in available secondary market mortgages but significantly increased the required documentation from the home buyers, thus complicating the process in comparison to years past.  The perceived difficultly from the home buyer’s perspective had a negative impact on Premier’s secondary market business during 2009 which carried over throughout 2010.  Other non-interest income increased by $201,000, or 37.5%, in 2010.  The full year operations of Adams National and CB&T added approximately $154,000 of other non-interest income.  The remaining $47,000 increase is largely due to various sources of other income, such as commissions on selling credit life insurance, check cashing fees and extension and other miscellaneous loan fees.

In 2009 total fees and other income increased by $386,000 or 7.4%.  The increase in 2009 was largely due to increases in service charges on deposit accounts and electronic banking income resulting from the acquisition of Abigail Adams (and its two subsidiary banks, Adams National and CB&T) and the inclusion of Traders and Citizens First for an additional four months in 2009 versus only the eight months since their April 30, 2008 acquisition.  In 2009, service charges on deposit accounts increased by $272,000 or 8.4% to $3.5 million.  Approximately $191,000 of this increase was the result of adding the operations of Abigail Adams while another $185,000 was added from the inclusion of Traders and Citizens First for an additional four months in 2009.  The remaining $104,000, or 3.2% decrease at the remaining affiliate banks was largely due to customers’ lower propensity to overdraft their deposit accounts during the economic downturn.  Electronic banking income, which consists of debit and credit card transaction fees, ATM fees and internet banking fees, increased $260,000, or 31.6% to $1.1 million in 2009.  Approximately $73,000 of this increase was the result of adding the operations of Abigail Adams while another $75,000 was added from the inclusion of Traders and Citizens First for an additional four months in 2009.  The remaining $112,000, or 13.6% increase is due to an increasing number of customers who conduct their banking and purchasing electronically, primarily via the use of debit and ATM cards.  In 2009, secondary market mortgage income decreased by $15,000, or 3.3% to $443,000.  The acquisitions of Abigail Adams, Traders and Citizens First added virtually no revenue of this type in 2009.  The decrease in secondary market mortgage income in 2009 reflects an industry in extreme change through-out the year.  Many mortgage loan purchasers ceased buying new mortgages in 2009 or went out of business completely.  Premier concentrates its efforts on selling high quality mortgage loans and routinely searches for new buyers for these loans; however, the volume of future sales may depend on factors beyond the control of the Company.  The federal government, via government sponsored agencies, began buying the surplus in available secondary market mortgages but significantly increased the required documentation from the home buyers, thus complicating the process in comparison to years past.  The perceived difficultly from the home buyer’s perspective had a negative impact on Premier’s secondary market business during 2009.  Other non-interest income decreased by $131,000, or 19.6%, in 2009.  The operations of Abigail Adams added approximately $65,000 of other non-interest income, while another $42,000 was added from the inclusion of Traders and Citizens First for an additional four months in 2009.  The remaining $238,000

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2010

decrease in 2009 is largely due to $150,000 of income received in 2008 for extending Premier’s ATM processing contract and lower sources of other income, such as commissions on selling credit life insurance, check cashing fees and extension and other miscellaneous loan fees.

In 2008, Premier realized $93,000 in gains on the sale of investment securities.  In 2010 and 2009, Premier did not execute any sales of investment securities.  In 2009, Premier recorded a $3,552,000 gain on the acquisition of Abigail Adams.  New accounting guidance, adopted by Premier at the beginning of 2009, changed the way negative goodwill is calculated and recorded on the books of an acquiring organization.  Prior to 2009, negative goodwill resulted when the fair value of the net assets acquired exceeded the purchase price paid for a subsidiary.  This negative goodwill was recorded on the balance sheet and accreted into income over a designated period of time.  Under current accounting guidance, negative goodwill is no longer recorded on the balance sheet and any negative difference in fair value of the net assets acquired versus the purchase price paid for those net assets is immediately recognized in non-interest income.  Also, prior to 2009, the purchase price paid for a subsidiary involving an exchange of the Company’s stock was determined using the Company’s stock price on the day prior to public announcement of the acquisition agreement.  Under current accounting guidance, the purchase price paid is determined using the stock price on the day prior to the effective date of the acquisition.  Since the consideration paid by Premier to the shareholders of Abigail Adams was a fixed exchange ratio of its common stock, several factors contributed to Premier realizing a gain on the acquisition, including but not limited to a decrease in the calculation of the purchase price paid by Premier due to a decline in Premier’s stock price from the date the fixed exchange ratio was agreed upon to the day before the effective date of the acquisition, increases in the fair value of the investment portfolio acquired, improvements in the credit quality of some of the loans acquired, and a decrease in the fair value of fixed rate certificates of deposit acquired due to declining market interest rates.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2010

The following table is a summary of non-interest income and expense for each of the years in the three-year period ending December 31, 2010.

NON-INTEREST INCOME AND EXPENSE
(Dollars in thousands)
				Increase (Decrease) Over Prior Year
				2010		2009
	2010	2009	2008	Amount	Percent	Amount	Percent
Non-interest income:
Service charges on deposit accounts	$4,054	$3,521	$3,249	$533	15.14	$272	8.37
Electronic banking income	1,525	1,084	824	441	40.68	260	31.55
Secondary market mortgage income	445	443	458	2	0.45	(15)	(3.28)
Other	737	536	667	201	37.50	(131)	(19.64)
Total fees and other income	$6,761	$5,584	$5,198	1,177	21.08	386	7.43
Gain on acquisition of subsidiary	0	3,552	0	(3,552)		3,552
Investment securities gains	0	0	93	0		(93)
Total non-interest income	$6,761	$9,136	$5,291	$(2,375)	(26.00)	$3,845	72.67

Non-interest expense:
Salaries and wages	$13,151	$9,987	$8,389	$3,164	31.68	$1,598	19.05
Employee benefits	2,820	2,522	1,840	298	11.82	682	37.07
Total staff costs	15,971	12,509	10,229	3,462	27.68	2,280	22.29
Occupancy and equipment	4,907	3,261	2,546	1,646	50.48	715	28.08
Outside data processing	4,190	3,312	2,587	878	26.51	725	28.02
Professional fees	939	1,492	840	(553)	(37.06)	652	77.62
Taxes, other than payroll, property and income	873	766	603	107	13.97	163	27.03
Amortization of intangibles	618	348	204	270	77.59	144	70.59
OREO (gains) losses and expenses, net	157	758	59	(601)	(79.29)	699	1184.75
Supplies	490	406	406	84	20.69	0	0.00
FDIC insurance	1,894	1,292	273	602	46.59	1,019	373.26
Other expenses	4,180	2,971	2,147	1,209	40.69	824	38.38
Total non-interest expenses	$34,219	$27,115	$19,894	$7,104	26.20	$7,221	36.30

Just as management continues to evaluate areas where non-interest income can be enhanced, it strives to find ways to improve the efficiency of its operations and utilize the economies of scale of the consolidated entity to reduce its operating costs.  Sometimes the expenses associated with acquisitions, as well as the inefficiency of the operations of acquired organizations, cloud these goals.  Premier’s 2010 net overhead ratio, or non-interest expense less non-interest income excluding securities transactions and other similar non-operating transactions to average earning assets was 2.65%, a decrease from the 2.84% realized in 2009, but still higher than the 2.39% net overhead ratio realized in 2008.  The actual dollars of net overhead increased by 27.5% or $5.9 million in 2010, however, average earning assets increased by 36.3% in 2010 resulting in a lower overhead ratio in 2010.  The increases in actual dollars of net overhead and average earning assets were largely the result of the full year inclusion of the operations of Abigail Adams (and its two subsidiary banks, Adams National and CB&T) in 2010

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2010

versus only the last three months in 2009.  In 2010, the operations of Adams National and CB&T increased net overhead expense by $7.5 million, exceeding the total $5.9 million increase in net overhead expense for the entire company.  In 2009, the actual dollars of net overhead increased by 45.0% or $6.7 million, however, average earning assets increased by only 22.1% in 2009 resulting in a higher overhead ratio in 2009.  The increases in actual dollars of net overhead and average earning assets were largely the result of the acquisition of Abigail Adams in 2009 and the inclusion of Traders and Citizens First for an additional four months in 2009, which added $4.4 million or two-thirds of the increase in net overhead expense in 2009.  The 2009 net overhead ratio and actual dollars of net overhead expense excludes the $3,552,000 gain on the subsidiary acquisition.  The 2008 net overhead ratio and actual dollars of net overhead expense excludes the $93,000 of gains on the sales of securities and the $150,000 of income received for extending Premier’s ATM processing contract.  For the year 2010, net overhead was $27.5 million compared to $21.5 million in 2009 and $14.8 million in 2008.

Total non-interest expense in 2010 increased by $7.1 million, or 26.2% from 2009 largely due to the increase in all categories of costs from including the operations of Adams National and CB&T for the full year of 2010 compared to only the last three months of 2009.  The 2010 operations of Adams National and CB&T added approximately $8.5 million of total non-interest expense, leaving a $1.4 million or 5.1% decrease resulting from Premier’s other operations.  Total non-interest expense in 2009 increased by $7.2 million, or 36.3% from 2008, largely due to the increase in all categories of costs from adding the operations of Abigail Adams and including the operations of Traders and Citizens First for a full twelve months in 2009 compared to only eight months in 2008.  The 2009 operations of Abigail Adams added approximately $3.3 million of total non-interest expense, while the first four months of operations of Traders and Citizens First added another $1.8 million to total non-interest expense, leaving a $2.1 million or 10.9% increase resulting from Premier’s other operations.

Staff costs increased by $3,462,000 or 27.7% in 2010 versus 2009, as $3,473,000 of the increase was due to the inclusion of the full year operations of Adams National and CB&T.  The remaining $11,000 or 0.1% decrease is largely due to the decrease in benefit expenses resulting from the termination of the Traders defined benefit pension plan, more than offsetting normal salary and benefit increases.  In 2009, staff costs increased by $2,280,000 or 22.3% versus 2008, as $1,977,000 of the increase was due to the operations of Abigail Adams plus including the additional four months of Traders and Citizens First.  The remaining $303,000 or 3.0% increase was largely the result of expenses related to funding of the Traders defined benefit pension plan payout upon plan termination and higher payroll taxes.

Occupancy and equipment expenses increased by $1,646,000 or 50.5% in 2010 versus 2009, as $1,679,000 of the increase was due to the full year operations of Adams National and CB&T.  The remaining $33,000 or 1.0% decrease was largely due to lower equipment depreciation and maintenance costs and lower real estate taxes, more than offsetting writedowns of branch buildings no longer in operation, higher utility costs, and higher other occupancy expenses including snow removal costs.  In 2009, occupancy and equipment expenses increased by $715,000 or 28.1%.  The operations of Abigail Adams plus the additional

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2010

four months of Traders and Citizens First added approximately $878,000 of occupancy and equipment expenses in 2009 leaving a $163,000 or 6.4% decrease in these expense from Premier’s other operations.  The $163,000 decrease in 2009 is largely due to lower equipment maintenance costs and lower depreciation expense on furniture and fixtures as well as information technology equipment as these fixed assets become fully depreciated, partially offset by increases in real estate taxes, building depreciation and electricity costs.

Outside data processing expense increased by $878,000 or 26.5% in 2010 versus 2009, as $670,000 of the increase was due to the full year operations of Adams National and CB&T.  The remaining $208,000 or 6.3% increase was largely due to increased data line maintenance charges, higher ATM processing expense and a full year of costs associated with outsourcing the rendering of deposit account statements to a third-party processor.  In 2009, outside data processing expense increased by $725,000 or 28.0%.  The operations of Abigail Adams plus the additional four months of Traders and Citizens First added approximately $463,000 of outside processing expenses in 2009, leaving a $262,000 or 10.1% increase in these expenses from Premier’s other operations.  The $262,000 increase in 2009 is largely due to increases in ATM processing costs, new costs related to outsourcing the data and item processing functions of the newly acquired Traders and Citizens First Banks, and costs related to outsourcing the statement rendering function of all the banks.

Professional fees decreased by $553,000 or 37.1% in 2010 versus 2009, as $250,000 of increased professional fees from the full year operations of Adams National and CB&T were more than offset by an $803,000 decrease in expense from the remaining operations.  The $803,000, or 53.8% decrease in 2010 is largely due to legal and investment banker fees incurred in 2009 to acquire Abigail Adams and a reduction in external audit costs of the combined organization.  In 2009, professional fees increased by $652,000 or 77.6%.  The operations of Abigail Adams plus the additional four months of Traders and Citizens First added approximately $347,000 of professional fees in 2009, leaving a $305,000 or 36.3% increase in these expenses from Premier’s other operations.  The $305,000 increase in 2009 is largely due to legal and investment banker fees incurred during the year to acquire Abigail Adams, higher external audit fees related to the expanding size of the organization and an increase in other various consulting fees.  These increases were partially offset by lower internal audit costs due to the hiring of outside internal auditors in the fourth quarter of 2008 to help complete the Company’s internal audit schedule.

Taxes not on income increased by $107,000 or 14.0% in 2010 versus 2009, as $55,000 of the increase was due to the full year operations of Adams National and CB&T.  The remaining $52,000 or 6.8% increase was largely due to an increase in equity based franchise taxes due to the addition of preferred equity from the TARP funds.  This increase was partially offset by decreases in various other deposit and city based occupation taxes.  In 2009, taxes not on income increased by $163,000, or 27.0%.  The operations of Abigail Adams plus the additional four months of Traders and Citizens First added approximately $64,000 of taxes not on income in 2009, leaving a $99,000 or 16.4% increase in these expenses from Premier’s other operations.  The $99,000 increase in 2009 is largely due to an increase in equity based franchised taxes due to

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2010

the additional capital added from the acquisitions of Traders, Citizens First and Abigail Adams plus the addition of preferred equity from the TARP funds

Amortization of intangibles increased by $270,000 or 77.6% in 2010 versus 2009, as $241,000 of the increase was due to the full year operations of Adams National and CB&T.  The remaining $29,000 increase was the result of new core deposit amortization resulting from the Branch Purchase, partially offset by reduced amortization expense from the Traders and Citizens First acquisitions.  In 2009, amortization of intangibles increased by $144,000 or 70.1%.  The increase in 2009 is a result of the amortization of the core deposit intangible from the acquisition of Abigail Adams plus the additional four months of core deposit intangible amortization from the acquisitions of Traders and Citizens First.

OREO gains, losses and expenses resulted in net expenses of $157,000 in 2010 versus $758,000 of net expenses in 2009, a $601,000 decrease in non-interest expense.  OREO expense represents the costs to operate, maintain and liquidate Other Real Estate acquired through foreclosure in satisfaction of unpaid loans.  The full year operations of Adams National and CB&T in 2010 added $279,000 of additional OREO expenses.  The remaining $880,000 decrease in net OREO expenses was largely due to expenses recorded in 2009 to write down the value of OREO properties to estimated realizable values, and losses recorded in 2009 on the sales of OREO property, mostly at Traders.  The reduction in these expenses was complemented in 2010 by rental income and gains on the disposition of OREO, both recorded at Adams National during the fourth quarter of 2010.  These amounts compare to $758,000 of net expenses in 2009 versus $59,000 of net expenses in 2008, a $700,000 increase in non-interest expense.  The operations of Abigail Adams added approximately $110,000 of OREO expenses in 2009 leaving a $590,000 increase in these expenses from Premier’s other operations (including a full year of Traders and Citizens First).  The $590,000 increase in 2009 is largely due to $471,000 of expenses recorded to writedown the value of OREO properties to estimated realizable values and another $90,000 of losses on the sales of OREO in 2009 recorded mostly at Traders.

Supplies expense increased by $84,000 or 20.7% in 2010 versus 2009, as $107,000 of increased supplies expense from inclusion of the full year operations of Adams National and CB&T were partially offset by a $23,000 decrease in expense from the remaining operations.  In 2009, supplies expense remained unchanged at $406,000 when compared to 2008.  The operations of Abigail Adams plus the additional four months of Traders and Citizens First added approximately $62,000 of supplies expense in 2009 leaving a $62,000 or 15.3% decrease in these expenses from Premier’s other operations.

FDIC insurance expense increased by $602,000 or 46.6% in 2010, as $683,000 of increased FDIC insurance expense from the full year operations of Adams National and CB&T were partially offset by an $81,000 decrease in expense from the remaining operations.  The decrease in FDIC insurance expense in 2010 was largely due to a $319,000 special FDIC assessment in the second quarter of 2009 that was not repeated in 2010.  Partially offsetting the elimination of the special assessment was an increase of approximately $238,000 due to increases in total deposits and the final expiration of some FDIC insurance credits that had previously been used to offset

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2010

normal FDIC premiums in 2009.  In 2009, FDIC insurance expense increased by $1,019,000 or 373.3%.  The operations of Abigail Adams plus the additional four months of Traders and Citizens First added approximately $298,000 of FDIC insurance expense in 2009, leaving a $721,000 or 264.1% increase in this expense from Premier’s other operations.  The $721,000 increase in 2009 is largely due to the FDIC’s special assessment on all banks in the United States during the second quarter of 2009.  The special assessment, designed to shore-up the FDIC’s Bank Insurance Fund, cost Premier approximately $319,000 during the second quarter of 2009.  The additional $402,000 of FDIC insurance expense is due to the expiration of FDIC insurance credits that had previously been used to offset normal FDIC premiums in 2008.

Other expenses totaled $4,180,000 in 2010, a $1,209,000 or 40.7% increase from the $2,971,000 recorded in 2009.  The full year operations of Adams National and CB&T added approximately $1,056,000 of other expenses in 2010, leaving a $153,000 or $5.1% increase in this expense from Premier’s other operations.  The $153,000 increase in 2010 is largely due to conversion, postage, marketing, and checkbook charges associated with integrating the operations of the four branches purchased by Citizens Deposit; increases in stock transfer, NASDAQ listing and shareholder communication expenses from the increased number of shareholders resulting from the acquisition of Abigail Adams; and charges incurred to begin the conversion from Fiserv to the FIS operating systems.  These increased expenses were partially offset by a reduction in fraud and other losses that were higher in 2009.  In 2009, other expenses totaled $2,971,000, an $824,000 or 38.4% increase from the $2,147,000 recorded in 2008.  The operations of Abigail Adams plus the additional four months of Traders and Citizens First added approximately $606,000 of other expenses in 2009 leaving a $218,000 or 10.2% increase in this expense from Premier’s other operations.  The $218,000 increase in 2009 is largely due to $120,000 of collection expense reimbursements received in the first quarter of 2008 and a $285,000 restitution payment made in 2008 to Farmers Deposit Bank by the bank’s former president who plead guilty to bank fraud, partially offset by $133,000 of conversion expenses incurred in 2008.  Other expenses that increased in 2009 include a $65,000 increase in fraud and other losses plus higher correspondent bank charges.  Lower expenses in 2009 include travel costs, appraisal fees, and teller outages.

An analysis of the allowance for loan losses and related provision for loan losses is included in the Loan Portfolio section of the Balance Sheet Analysis of this report.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2010

Applicable Income Taxes

Premier recognized $3.8 million of income tax expense in 2010.  This amount compares to $2.9 million of income tax expense recorded in 2009 and $3.7 million of income tax expense recorded in 2008.  Premier’s effective tax rate was 29.4% in 2010, up from the 24.3% reported in 2009 but still lower than the 33.2% reported in 2008.  Premier’s effective tax rate was substantially lower in 2009 primarily because the acquisition of Abigail Adams was a tax-free reorganization under the Internal Revenue Code and therefore the accounting gain on the acquisition was a non-taxable event.  Excluding the gain from pretax income in 2009 would result in an effective tax rate of approximately 34.5%.  The increase in this effective tax rate when compared to the 33.2% realized in 2008 is largely due to non-deductible expenses associated with the acquisition of Abigail Adams.  The lower effective tax rate in 2010 is largely due to the recognition of a $538,000, net of federal income tax expense, West Virginia income tax benefit resulting from Premier’s projected ability to fully realize its West Virginia state deferred tax assets.  The majority of the state deferred tax assets are made up of West Virginia net operating loss carryforwards, some of which were incurred as a result of Premier’s historical operations and some of which were obtained from the Traders Bankshares acquisition in 2008.  The projection takes into account changes in West Virginia’s corporation income tax rules regarding consolidated income tax returns and the likelihood that the projected taxable income from the Acquired Banks will accelerate the utilization of all carryforwards.  Excluding the net West Virginia income tax benefit would result in a 2010 effective tax rate of approximately 33.5%.  Additional information regarding income taxes is contained in Note 12 to the consolidated financial statements.

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

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2010

SUMMARY RESULTS OF OPERATIONS
FOURTH QUARTER 2010

Net income available to common shareholders for the three months ended December 31, 2010 totaled $2,230,000, a $2,669,000 or 54.5% decrease from the $4,899,000 of net income available to common shareholders reported for the fourth quarter of 2009.  On a per share basis, Premier’s net income available to common shareholders for the fourth quarter of 2010 was 28 cents per share compared to 61 cents per share for the same quarter last year.  The decrease in net income and earnings per share in 2010 is largely due to a $3,552,000 gain on the subsidiary acquisition recorded in the fourth quarter of 2009.   Excluding this gain, net income available to common shareholders in the fourth quarter of 2009 totaled $1,347,000 or 17 cents per share.

Net interest income totaled $11,298,000 for the fourth quarter of 2010, an increase of $203,000 or 1.8% from the net interest income earned in the same quarter of 2009.  When compared to the fourth quarter of 2009, net interest income increased 1.8% in 2010, as a $53,000, or 0.4%, decrease in interest income on loans and a $147,000, or 7.2%, decrease in interest income on investments was more than offset by $339,000 of interest expense savings on deposits and $41,000 of interest expense savings on FHLB advances.  During the fourth quarter of 2010, Premier recorded a $556,000 provision for loan losses compared to a $713,000 provision for loan losses in the fourth quarter of 2009.  The decrease in the provision expense was the result of a slower rate of increase in the quarterly estimated credit risk in the loan portfolio.

Non-interest income totaled $1,815,000 in the fourth quarter of 2010, an increase of $101,000 or 5.9% from the $1,714,000 of non-interest income, excluding the gain on subsidiary acquisition, reported in the fourth quarter of 2009.  The increase was largely due to a $95,000 or 28.4% increase in electronic banking income, a $17,000 or 14.7% increase in secondary market mortgage income and a $33,000 or 18.2% increase in other income.  These increases more than offset the $44,000 or 4.1% decrease in service charges on deposit accounts.  Non-interest expense totaled $8,684,000 in the fourth quarter of 2010, a $1,059,000 or 10.9% decrease from the $9,743,000 reported for the fourth quarter of 2009.  The decrease is primarily due to a $499,000 decrease in professional fees and a $875,000 decrease in net OREO expenses.  Professional fees were lower in the fourth quarter of 2010 when compared to the fourth quarter of 2009 largely due to an increase in professional fees in 2009 resulting from expenses related to completing the acquisition of Abigail Adams.  OREO expenses were lower in the fourth quarter of 2010 when compared to the fourth quarter of 2009 largely due to higher expenses and writedowns of OREO in the fourth quarter of 2009 compared to realized gains on the disposition of OREO and lower expenses in the fourth quarter of 2010. Also, when compared to the fourth quarter of 2009, savings in staff costs and taxes not on income in 2010 were more than offset by increases data processing costs, occupancy expense, equipment expense, FDIC insurance and other operating costs.  Additional quarterly financial data is provided in Note 23 to the consolidated financial statements.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2010

ADOPTION OF NEW ACCOUNTING STANDARDS

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
FORM 10-K
December 31, 2010

Item 8.  Financial Statements and Supplementary Data

The Company's Financial Statements and related Independent Auditors' Report are presented in the following pages. The financial statements filed in this Item 8 are as follows:

Report of Independent Registered Public Accounting Firm

Financial Statements:
Consolidated Balance Sheets - December 31, 2010 and 2009
Consolidated Statements of Income - Years Ended December 31, 2010, 2009, and 2008
Consolidated Statements of Comprehensive Income - Years Ended December 31, 2010, 2009, and 2008
Consolidated Statements of Changes in Stockholders' Equity – Years ended December 31, 2010, 2009 and 2008
Consolidated Statements of Cash Flows - Years ended December 31, 2010, 2009, and 2008
Notes to Consolidated Financial Statements

PREMIER FINANCIAL BANCORP, INC.

CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009, and 2008

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Premier Financial Bancorp, Inc.
Huntington, West Virginia

We have audited the accompanying consolidated balance sheets of Premier Financial Bancorp, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2010.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Premier Financial Bancorp, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

Crowe Horwath LLP

Brentwood, Tennessee
March 29, 2011

.

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2010 and 2009
(Dollars in Thousands, Except Per Share Data)

	2010	2009
ASSETS
Cash and due from banks	$20,001	$22,478
Interest bearing bank balances	78,649	39,133
Federal funds sold	23,598	22,985
Cash and cash equivalents	122,248	84,596
Securities available for sale	256,520	240,970
Loans held for sale	1,477	897
Loans	725,964	699,133
Allowance for loan losses	(9,865)	(7,569)
Net loans	716,099	691,564
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	7,096	7,005
Premises and equipment, net	16,566	15,200
Real estate and other property acquired through foreclosure	11,249	9,251
Interest receivable	3,742	4,250
Goodwill	29,875	28,724
Other intangible assets	4,185	2,795
Prepaid FDIC insurance premiums	2,068	2,900
Deferred taxes	10,743	10,713
Other assets	1,383	2,885
Total assets	$1,183,251	$1,101,750

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Non-interest bearing	$214,665	$172,182
Time deposits, $100,000 and over	158,962	149,890
Other interest bearing	611,664	591,712
Total deposits	985,291	913,784
Securities sold under agreements to repurchase	29,637	24,600
Federal Home Loan Bank advances	12,896	14,937
Other borrowed funds	20,178	16,027
Interest payable	899	1,037
Other liabilities	2,953	2,809
Total liabilities	1,051,854	973,194

Commitments and contingent liabilities	-	-

Stockholders' equity
Preferred stock, no par value, $1,000 liquidation preference, 5% cumulative 1,000,000 shares authorized; 22,252 shares issued in 2010 and 2009	21,841	21,705
Common stock, no par value; 20,000,000 shares authorized; 7,937,143 shares issued and outstanding in 2010 and 2009	71,465	71,412
Retained earnings	39,526	33,349
Accumulated other comprehensive (loss) income	(1,435)	2,090
Total stockholders' equity	131,397	128,556
Total liabilities and stockholders' equity	$1,183,251	$1,101,750

See accompanying notes.

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31
(In Thousands, Except Per Share Data)

	2010	2009	2008
Interest income
Loans, including fees	$45,278	$34,171	$29,692
Investment securities
Taxable	7,817	6,730	7,148
Tax-exempt	259	245	211
Federal funds sold	11	24	748
Other interest income	158	57	45
Total interest income	53,523	41,227	37,844

Interest expense
Deposits	8,605	9,121	10,676
Repurchase agreements and other	170	138	251
FHLB advances and other borrowings	1,004	885	882
Total interest expense	9,779	10,144	11,809

Net interest income	43,744	31,083	26,035
Provision for loan losses	3,297	1,052	147
Net interest income after provision for loan losses	40,447	30,031	25,888

Non-interest income
Service charges	4,054	3,521	3,249
Electronic banking income	1,525	1,084	824
Secondary market mortgage income	445	443	458
Securities gains	-	-	93
Gain on acquisition of subsidiary	-	3,552	-
Other	737	536	667
	6,761	9,136	5,291
Non-interest expenses
Salaries and employee benefits	15,971	12,509	10,229
Occupancy and equipment expenses	4,907	3,261	2,546
Outside data processing	4,190	3,312	2,587
Professional fees	939	1,492	840
Taxes, other than payroll, property and income	873	766	603
Write-downs, expenses, sales of other real estate owned, net of gains	157	758	59
Supplies	490	406	406
FDIC insurance	1,894	1,292	273
Amortization of intangibles	618	348	204
Other expenses	4,180	2,971	2,147
	34,219	27,115	19,894
Income before income taxes	12,989	12,052	11,285
Provision for income taxes	3,817	2,934	3,749

Net income	$9,172	$9,118	$7,536
Preferred stock dividends and accretion	1,249	133	-
Net income available to common shareholders	$7,923	$8,985	$7,536

Earnings per share:
Basic	$1.00	$1.32	$1.25
Diluted	0.98	1.32	1.25
See accompanying notes.

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31
(In Thousands, Except Per Share Data)

	2010	2009	2008

Net income available to common shareholders	$7,923	$8,985	$7,536

Other comprehensive (loss) income:
Unrealized (losses) gains on securities arising during the period	(5,341)	691	2,457
Reclassification of realized amount	-	-	(93)
Net change in unrealized (loss) gain on securities	(5,341)	691	2,364
Change in funded status of pension plan	-	132	(132)
Less tax impact	(1,816)	280	758
Other comprehensive (loss) income:	(3,525)	543	1,474

Comprehensive income	$4,398	$9,528	$9,010

See accompanying notes.

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2010, 2009 and 2008
(In Thousands, Except Per Share Data)

	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, January 1, 2008	$-	$44,872	$22,444	$73	$67,389
Net income	-	-	7,536	-	7,536
Other comprehensive income	-	-	-	1,474	1,474
Cash dividends paid ($0.43 per share)	-	-	(2,634)	-	(2,634)
Stock issued to acquire subsidiaries	-	15,537	-	-	15,537
Stock based compensation expense	-	120	-	-	120
Balances, December 31, 2008	-	60,529	27,346	1,547	89,422
Net income	-	-	9,118	-	9,118
Other comprehensive income	-	-	-	543	543
Issuance of preferred stock and common stock warrant	21,705	547	-	-	22,252
Cash dividends paid ($0.44per share)	-	-	(2,982)	-	(2,982)
Dividend paid on preferred stock	-	-	(133)	-	(133)
Stock issued to acquire subsidiary, net	-	10,285	-	-	10,285
Stock based compensation expense	-	51	-	-	51
Balances, December 31, 2009	21,705	71,412	33,349	2,090	128,556
Net income	-	-	9,172	-	9,172
Other comprehensive loss	-	-	-	(3,525)	(3,525)
Cash dividends paid ($0.22per share)	-	-	(1,746)	-	(1,746)
Dividend declared on preferred stock	-	-	(1,113)	-	(1,113)
Preferred stock accretion	136	-	(136)	-	-
Stock based compensation expense	-	53	-	-	53
Balances, December 31, 2010	$21,841	$71,465	$39,526	$(1,435)	$131,397

See accompanying notes.

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31
(In Thousands, Except Per Share Data)

	2010	2009	2008
Cash flows from operating activities
Net income	$9,172	$9,118	$7,536
Adjustments to reconcile net income to net cash from operating activities
Depreciation and impairment of real estate, net	1,538	1,135	1,001
Provision for loan losses	3,297	1,052	147
Amortization (accretion), net	(2,815)	(410)	290
FHLB stock dividends	-	-	(102)
Writedowns (gains) on other real estate owned, net	(516)	561	21
Stock compensation expense	53	51	120
Loans originated for sale	(20,977)	(28,329)	(23,066)
Secondary market loans sold	20,842	29,068	24,222
Secondary market income	(445)	(443)	(458)
Bargain purchase gain on acquisition	-	(3,552)	-
Gain on the sale of securities available for sale	-	-	(93)
Changes in :
Interest receivable	727	898	6
Deferred income taxes	2,041	1,327	1,002
Other assets	2,086	(2,983)	(142)
Interest payable	(237)	(556)	(395)
Other liabilities	(155)	(1,851)	(69)
Net cash from operating activities	14,611	5,086	10,020

Cash flows from investing activities
Purchases of securities available for sale	(298,137)	(148,533)	(90,616)
Proceeds from sales of securities available for sale	-	-	2,088
Proceeds from maturities, paydowns and calls of securities available for sale	276,666	149,221	80,314
Purchase of FHLB stock, net of redemptions	(91)	83	(130)
Purchases of subsidiaries, net of cash received	-	12,579	(8,717)
Purchase of branches, net of cash received	8,939	-	-
Net change in loans	29,941	14,148	(23,996)
Purchases of premises and equipment, net	(1,343)	(898)	(1,221)
Proceeds from sale of other real estate acquired through foreclosure	4,071	1,602	326
Net cash from investing activities	20,046	28,202	(41,952)

(continued)

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years Ended December 31
(In Thousands, Except Per Share Data)

	2010	2009	2008
Cash flows from financing activities
Net change in deposits	(1,822)	26,215	(8,351)
Net change in short-term Federal Home Loan Bank advances	2,400	(6,450)	3,000
Net change in federal funds purchased	-	-	(392)
Net change in agreements to repurchase securities	5,037	(10,184)	5,874
Repayment of Federal Home Loan Bank advances	(4,190)	(212)	(236)
Repayment of other borrowed funds	(7,149)	(19,583)	(4,074)
Proceeds from other borrowings	11,300	2,400	11,550
Proceeds from issuance of preferred stock	-	22,252	-
Preferred stock dividends paid	(835)	(133)	-
Common stock dividends paid	(1,746)	(2,982)	(2,634)
Net cash from financing activities	2,995	11,323	4,737

Net change in cash and cash equivalents	37,652	44,611	(27,195)

Cash and cash equivalents at beginning of year	84,596	39,985	67,180

Cash and cash equivalents at end of year	$122,248	$84,596	$39,985

(continued)

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years Ended December 31
(In Thousands, Except Per Share Data)

	2010	2009	2008
Supplemental disclosures of cash flow information:
Cash paid during year for -
Interest	$10,016	$10,700	$12,204
Income taxes paid	1,660	1,630	3,082

Non-cash transactions
Loans transferred to real estate acquired through foreclosure	$5,553	$7,182	$679
Branches acquired:
Fair value of assets acquired via branch purchase	$71,825
Cash paid for branches	2,432
Liabilities of branches assumed	$74,257

Subsidiaries acquired:
Fair value of assets acquired from Abigail Adams		$363,057
Common stock issued to acquire Abigail Adams		10,290
Gain on bargain purchase		3,552
Liabilities assumed of Abigail Adams		$349,215

Fair value of assets acquired from Citizens First Bank, Inc.			$68,048
Common stock issued to acquire Citizens First Bank, Inc.			6,400
Cash paid for capital stock of Citizens First Bank, Inc.			5,300
Liabilities assumed of Citizens First Bank, Inc.			$56,348

Fair value of assets acquired from Traders Bankshares, Inc.			$112,488
Common stock issued to acquire Traders Bankshares, Inc.			9,138
Cash paid for capital stock of Traders Bankshares, Inc.			9,002
Liabilities assumed of Traders Bankshares, Inc.			$94,348

See accompanying notes.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009, and 2008
(Dollars in Thousands, Except Per Share Data)

NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of Premier Financial Bancorp, Inc. (the Company) and its wholly-owned subsidiaries:

			Unaudited
			December 31, 2010
Subsidiary	Location	Year Acquired	Total Assets	Net Income
Citizens Deposit Bank & Trust	Vanceburg, Kentucky	1991	$199,941	$1,655
Farmers Deposit Bank	Eminence, Kentucky	1996	61,434	691
Ohio River Bank	Ironton, Ohio	1998	94,652	1,335
First Central Bank, Inc.	Philippi, West Virginia	1998	131,571	1,604
Boone County Bank, Inc.	Madison, West Virginia	1998	169,291	1,602
Traders Bank, Inc.	Ravenswood, West Virginia	2008	158,049	1,610
Adams National Bank	Washington, DC	2009	284,021	1,161
Consolidated Bank & Trust	Richmond, Virginia	2009	76,621	878
Mt. Vernon Financial Holdings, Inc.	Huntington, West Virginia	1999	242	23
Parent and Intercompany Eliminations			7,429	(1,387)
Consolidated total			$1,183,251	$9,172

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

Estimates in the Financial Statements:  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The allowance for loan losses, the identification and evaluation of impaired loans, the fair value of assets and liabilities acquired, impairment of goodwill, deferred tax assets and fair values of financial instruments are particularly subject to change.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009, and 2008
(Dollars in Thousands, Except Per Share Data)

NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash Flows:  For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest-earning balances with banks with an original maturity less than ninety days and federal funds sold.  Net cash flows are reported for loans, deposits, repurchase agreements, and short-term borrowing transactions.

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

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.  Declines in the fair value of securities below their cost that are other-than-temporary are reflected as realized losses.  In estimating other-than-temporary losses, management considers the length of time and extent that fair value has been less than cost and the financial condition and near term prospects of the issuer.  Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings.  For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement and 2) OTTI related to other factors, which is recognized in other comprehensive income.  The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. For equity securities, the entire amount of impairment is recognized through earnings.

Loans Held for Sale:  Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market, as determined by outstanding commitments from investors.  Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings.  Loans are generally sold with servicing released.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009, and 2008
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

Past due status is based on the contractual terms of the loan.  A loan is moved to non-accrual status in accordance with the Company’s policy, typically after 90 days of non-payment. Real estate secured and commercial loans are typically placed on non-accrual status and interest income accruals are discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection.  Consumer loans are also typically placed on non-accrual status when 90 days past due and are typically charged off no later than 120 days past due.  Loans in other classes are typically charged-off or partially charged-off, upon repossession and valuation of any collateral and/or exhaustion of any third-party guarantees.  In all cases, loans are placed on nonaccrual, charged-off or partially charged-off at an earlier date if collection of principal or interest is considered unlikely.  Non-accrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

All interest accrued but not received for loans placed on non-accrual is reversed against interest income.  For all classes of loans, interest payments received on non-accrual loans are accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual.  Any interest payments received are used to reduce the recorded investment in the loan.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.  The “recorded investment” in loans used throughout the rest of the footnotes is the unpaid principal balance less any interest payments collected on non-accrual loans and any remaining purchase discounts applied to loans at acquisition.

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
December 31, 2010, 2009, and 2008
(Dollars in Thousands, Except Per Share Data)

NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Certain Purchased Loans:  Loans acquired via branch purchase or acquisition after December 31, 2008 are recorded at the amount paid, such that there is no carryover of the seller’s allowance for loan losses.  Some of these purchased loans have shown evidence of credit deterioration since origination.  After acquisition, losses are recognized by an increase in the allowance for loan losses.

Such purchased loans are accounted for individually or may be aggregated into pools of loans based on common risk characteristics such as loan type.  The Company estimates the amount and timing of expected cash flows for each purchased loan or pool, and the expected cash flows in excess of amount paid is recorded as interest income over the remaining life of the loan or pool (accretable yield).  The excess of the loan’s or pool’s contractual principal and interest over expected cash flows is not recorded (nonaccretable difference).  To the extent that the Company cannot reasonably estimate predictable cash flows to be collected, or loan repayment would be satisfied by the sale of the collateral, income on these purchased loans is not being recognized.

The Company purchased $36,728 of loans as part of the acquisition of Abigail Adams in 2009, that showed evidence of credit quality deterioration as of the acquisition date, and it was probable that not all contractually required payments would be collected.  To the extent that the Company cannot reasonably estimate predictable cash flows to be collected, income on these purchased loans is not being recognized.  The carrying amounts of such loans was $28,859 and $35,684 at December 31, 2010 and 2009, which represented 61.2% and 77.1% of nonaccrual loans, respectively.

Over the life of the loan or pool, expected cash flows continue to be evaluated and estimated.  If cash flows are reasonably estimated and predictable, or should become reasonably estimated and predictable, and if the present value of expected cash flows is less than the carrying amount, a loss is recorded as an increase in the allowance for loan losses.  Otherwise, if the present value of expected cash flows is greater than the carrying amount of the loan, it is recognized as part of future interest income (accretable yield).

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009, and 2008
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

A loan is impaired when full payment under the loan terms is not expected.  Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage, consumer, and credit card loans, and accordingly, they are not separately identified for impairment disclosures.  All other loans are evaluated for impairment on an individual basis. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.   If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.  Loans with restructured terms offering a concession to enable a delinquent borrower to repay (Trouble Debt Restructurings) are measured at the present value of estimated future cash flows using the loan’s effective rate at inception.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009, and 2008
(Dollars in Thousands, Except Per Share Data)

NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The general component of the allowance covers non-impaired loans and is based on historical loss experience adjusted for current factors.  The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the most recent 36 months.  This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment.  These economic factors include consideration of the following:  levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.  The following portfolio segments have been identified as having differing risk characteristics:
Loans secured by 1-4 family real estate:  Loans secured by 1-4 family residential real estate represent the lowest risk of loans for the Company.  They include fixed and floating rate loans as well as loans for commercial purposes or consumer purposes.  Borrowers with loans in this category, whether for commercial or consumer purposes, tend to make their payments timely as they do not want to risk foreclosure and loss of the primary residence.

Loans secured by multifamily residential real estate:  Loans secured by multifamily residential real estate consist primarily of loans secured by apartment buildings and can be either fixed or floating rate loans.  Multi-family residential real estate loans generally present a higher level of risk than loans secured by 1-4 family residential real estate because the borrower’s repayment ability typically comes from rents from tenants.  As tenant rolls fluctuate with local economic and employment conditions so does the borrower’s repayment ability.

Loans secured by owner occupied non-farm non-residential real estate:  Loans secured by owner occupied non-farm non-residential real estate consist of loans secured by commercial real estate owned and operated by the borrower.  These loans generally consist of loans to borrowers who either own the commercial real estate where their business is located and have pledged the property as collateral or have borrowed funds from the Company to purchase the commercial real estate where their business is operated and located.  The key factor is that the business operated within the pledged collateral generates the cash flow for repayment.  These loans generally present a higher level of risk than loans secured by multifamily residential real estate because the cash flow for repayment generally comes from the success of the business.  If economic conditions deteriorate, the business venture may not be successful or as successful in order for the borrower to make their loan payments and fund personal living expenses at the same time.  Collateral values will also ebb and flow with local economic conditions.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009, and 2008
(Dollars in Thousands, Except Per Share Data)

NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans secured by non-farm non-residential real estate: Loans secured by non-farm non-residential real estate consist of loans secured by commercial real estate that is not owner occupied.  These loans generally consist of loans collateralized by property whereby rents received from commercial tenants of the borrower are the source of repayment.   These loans generally present a higher level of risk than loans secured by owner occupied commercial real estate because repayment risk is expanded to be dependent on the success of multiple businesses which are paying rent to the borrower.  If multiple businesses fail due to deteriorating economic conditions or poor business management skills, the borrower may not have enough rents to cover their monthly payment.  Repayment risk is also increased depending on the level of surplus available commercial lease space in the local market area.

Commercial and industrial loans not secured by real estate:  These loans to businesses do not have real estate as the underlying collateral.  Instead of real estate, collateral could be business assets such as equipment or accounts receivable or the personal guarantee of one or more guarantors.  These loans generally present a higher level of risk than loans secured commercial real estate because in the event of default by the borrower, the business assets must be liquidated and/or guarantors pursued for deficit funds.  Business assets are worth more while they are in use to produce income for the business and worth significantly less if the business is no longer in operation.  For this reason, the Company discounts the value on these types of collateral prior to meeting the Company’s loan-to-value policy limits.

Consumer loans:  Consumer loans are generally loans to borrowers for non-business purposes.  They can be either secured or unsecured.  Consumer loans are generally small in the individual amount of principal outstanding and are repaid from the borrower’s private funds earned from employment.  Consumer lending risk is very susceptible to local economic trends.  If there is a consumer loan default, any collateral that may be repossessed is generally not well maintained and has a diminished value.  For this reason, consumer loans tend to have higher overall interest rates to cover the higher cost repossession and charge-offs.  However, due to their smaller average balance per borrower, consumer loans are collectively evaluated for impairment in determining the appropriate allowance for loan losses.

All other loan types:  All other loan types are aggregated together for credit risk evaluation due to the varying nature but small number of the remaining types of loans in the Company’s loan portfolio.  Loans in this segment include but are not limited to construction loans, loans secured by farmland, agricultural loans and loans to tax-exempt entities.

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
December 31, 2010, 2009, and 2008
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

Real Estate Acquired Through Foreclosure:  Real estate acquired through foreclosure is carried at the lower of the recorded investment in the property or its fair value less estimated costs to sell.  Upon repossession, the value of the underlying loan is adjusted to the fair value of the real estate less estimated costs to sell by a charge to the allowance for loan losses, if necessary.  Any subsequent write-downs are charged to operating expenses. Parcels of real estate maybe leased to third parties to offset holding period costs. Operating expenses of such properties, net of related income, and gains and losses on their disposition are included in other expenses.

Federal Home Loan Bank (“FHLB”) stock:  The Banks are members of the FHLB system.  Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts.  FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value.  Both cash and stock dividends are reported as income.

Federal Reserve Bank (“FRB”) Stock:  The Consolidated Bank and Trust is member of the Federal Reserve Bank of Richmond.  FRB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value.  Both cash and stock dividends are reported as income.

Goodwill and Other Intangible Assets:  Goodwill resulting from business combinations prior to January 1, 2009 represents the excess of the purchase price over the fair value of the net assets of businesses acquired.  Goodwill resulting from business combinations after January 1, 2009, is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any non-controlling interests in the acquired company, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date.  Goodwill is not amortized but is assessed at least annually for impairment and any such impairment will be recognized in the period identified.  Impairment is evaluated using the aggregate of all banking operations.  To evaluate impairment, management uses pricing valuation factors such as price-to-total assets and price-to-total deposits from databases of actual peer group bank sales.  These valuation factors are applied to the comparable factors of the Company’s aggregate banking operations to arrive at estimated fair value. Based upon the most recently completed goodwill impairment test, management concluded the recorded value of goodwill was not impaired as of December 31, 2010, based upon the estimated fair value of the Company’s single reporting unit.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009, and 2008
(Dollars in Thousands, Except Per Share Data)

NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Other intangible assets consist of core deposit intangible assets arising from whole bank and branch acquisitions.  They are initially measured at fair value and then are amortized on an accelerated method over their estimated useful lives of approximately 8 years.

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
December 31, 2010, 2009, and 2008
(Dollars in Thousands, Except Per Share Data)

NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Common Share:  Basic earnings per common share is net income (available to common shareholders) divided by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options and stock warrants.  Earnings and dividends per share are restated for all stock splits and dividends through the date of issuance of the financial statements.

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
December 31, 2010, 2009, and 2008
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

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009, and 2008
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

On September 20, 2010, Premier submitted a request to the FRB for written approval from the FRB and the Director of the Division of Banking Supervision and Regulation of the Board of Governors to declare and pay its quarterly dividend obligation to the U.S. Treasury due on November 15, 2010.  On October 4, 2010, Premier received a notice in writing that the FRB and the Director of the Division of Banking Supervision and Regulation of the Board of Governors did not approve Premier’s request to pay the cash dividend on its Series A, Fixed Rate Cumulative Perpetual Preferred Stock as Premier had requested.  Subsequent to receipt of the notice from the FRB,

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009, and 2008
(Dollars in Thousands, Except Per Share Data)

NOTE  2 – REGULATORY MATTERS (Continued)

Premier has held telephone conversations with the FRB to appeal the Board of Governors’ decision.  On October 13, 2010, Premier received telephonic notice that its appeal had been denied.

See Note 26 for additional details on Premier’s Series A, Fixed Rate Cumulative Perpetual Preferred Stock.

On October 1, 2008, the Company’s acquired subsidiary Adams National Bank (“Adams National”), entered into a written agreement with its primary regulator, the OCC.  The written agreement outlined a number of steps to be taken by Adams National to remedy unsafe and unsound banking practices relating to the level of credit risk and the administration of the loan portfolio, and violations of credit-related laws and regulations at the bank.  These include 1) ensuring that Adams National has competent management and that senior management can perform the duties required under the Bank’s policies and procedures and the requirements of the written agreement; 2) maintaining a 12% total risk-based capital to total risk-weighted assets ratio; an 11% Tier 1 capital to risk-weighted assets ratio; and a 9% Tier 1 capital to adjusted total assets ratio certain regulatory capital levels, which are greater than the regulatory requirements to be “well capitalized” under bank regulatory requirements; 3) developing and implementing a three-year capital program; 4) adopt and implement written policies and procedures for establishing and maintaining the allowance in a manner consistent with the written agreement; 5) requiring the Board to review the adequacy of the allowance for loan losses at least quarterly; 6) implementing an asset diversification program consistent with OCC guidelines on concentrations in commercial real estate lending and sound risk management practices and reducing Adams National’s exposure to concentrations of credit risk accordingly; 7) taking all necessary actions to protect the Adams National’s interest in its criticized assets and implementing a program to eliminate regulatory criticism of these assets; 8) engaging in an ongoing review of the bank’s criticized assets and implementing procedures for the effective monitoring of the loan portfolio; 9) implementing a program to improve the management of the loan portfolio and to provide the Board with monthly written reports on credit quality; 10) employing a loan review consultant acceptable to the OCC to perform quarterly quality reviews of the bank’s assets; 11) revising the bank’s lending policy in accordance with OCC requirements; and 12) maintaining acceptable liquidity levels.

The written agreement includes time frames to implement the foregoing and on-going compliance requirements for Adams National, including quarterly progress reports to the OCC. The written agreement also requires the bank to establish a committee of the Board of Directors which will be responsible for overseeing compliance with the written agreement. At December 31, 2010, Adams National’s capital ratio levels met the regulatory capital levels required in the written agreement. For further details see Note 21 “Stockholders Equity”.

(continued)

 PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009, and 2008
(Dollars in Thousands, Except Per Share Data)

NOTE  3 - RESTRICTIONS ON CASH AND DUE FROM BANKS

Included in cash and due from banks are certain interest bearing and non-interest bearing deposits that are held at the Federal Reserve or maintained in vault cash in accordance with average balance requirements specified by the Federal Reserve Board of Governors. The balance requirement at December 31, 2010 and 2009 was approximately $11,769 and $10,935.

NOTE  4 –SECURITIES

Amortized cost and fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

2010	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
Mortgage-backed securities
U. S. agency MBS - residential	$36,798	$1,922	$-	$38,720
U. S. agency CMO’s - residential	153,502	670	(5,388)	148,784
Total mortgage-backed securities of government sponsored agencies	190,300	2,592	(5,388)	187,504
U. S. government sponsored agency securities	52,912	154	(639)	52,427
Obligations of states and political subdivisions	10,152	196	(42)	10,306
Other securities subdivisions	5,330	954	(1)	6,283
Total available for sale	$258,694	$3,896	$(6,070)	$256,520

2009	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
Mortgage-backed securities
U. S. agency MBS - residential	$52,563	$1,934	$(15)	$54,482
U. S. agency CMO’s - residential	18,771	789	-	19,560
Total mortgage-backed securities of government sponsored agencies	71,334	2,723	(15)	74,042
U. S. Treasury securities	1,000	5	-	1,005
U. S. government sponsored agency securities	149,951	407	(291)	150,067
Obligations of states and political subdivisions	10,195	175	(123)	10,247
Other securities subdivisions	5,323	322	(36)	5,609
Total available for sale	$237,803	$3,632	$(465)	$240,970

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009, and 2008
(Dollars in Thousands, Except Per Share Data)

NOTE  4 –SECURITIES (Continued)

The amortized cost and fair value of securities at December 31, 2010 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available for sale
Due in one year or less	$902	$911
Due after one year through five years	19,694	19,854
Due after five years through ten years	43,022	42,655
Due after ten years	3,684	4,249
Corporate preferred securities	1,092	1,347
Mortgage-backed securities of government sponsored agencies	190,300	187,504
Total available for sale	$258,694	$256,520

There were no sales of securities in 2010 or 2009. Proceeds from sale of securities during 2008 were $2,008.  A $93 gain was recognized from sales of securities in 2008.

Securities with an approximate carrying value of $160,875 and $124,685 at December 31, 2010 and 2009 were pledged to secure public deposits, trust funds, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

Securities with unrealized losses at year-end 2010 aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. government sponsored agency securities	$28,724	$(639)	$-	$-	$28,724	$(639)
Obligations of states and political subdivisions	1,987	(42)	-	-	1,987	(42)
U.S government sponsored agency CMO – residential	1,012	(10)	-	-	1,012	(10)
U.S agency CMO – residential	129,647	(5,378)	-	-	129,647	(5,378)
Other securities	443	(1)	-	-	443	(1)

Total temporarily impaired	$161,813	$(6,070)	$-	$-	$161,813	$(6,070)

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009, and 2008
(Dollars in Thousands, Except Per Share Data)

NOTE  4 –SECURITIES (Continued)

Securities with unrealized losses at year-end 2009 aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. government sponsored agency securities	$52,300	$(291)	$-	$-	$52,300	$(291)
Obligations of states and political subdivisions	3,439	(123)	-	-	3,439	(123)
U.S government sponsored agency MBS – residential	5,197	(15)	-	-	5,197	(15)
Other securities	964	(36)	-	-	964	(36)

Total temporarily impaired	$61,900	$(465)	$-	$-	$61,900	$(465)

The investment portfolio is predominately high quality interest-bearing bonds with defined maturity dates backed by the U.S. Government or Government sponsored entities.  The unrealized losses at December 31, 2010 and December 31, 2009 are price changes resulting from changes in the interest rate environment and are considered to be temporary declines in the value of the securities. Their fair value is expected to recover as the bonds approach their maturity date and/or market conditions improve.

NOTE  5 - LOANS

Loans at year-end were as follows:

	2010	2009
Commercial, secured by real estate	$319,048	$304,607
Commercial, other	82,591	76,140
Real estate construction	48,213	51,637
Residential real estate, including home equity	233,513	227,508
Agricultural	2,564	2,710
Consumer	32,926	33,356
Other	7,109	3,175
	$725,964	$699,133

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009, and 2008
(Dollars in Thousands, Except Per Share Data)

NOTE  5 – LOANS (Continued)

Certain directors and executive officers of the Banks and companies in which they have beneficial ownership, were loan customers of the Banks during 2010 and 2009.   Such related party loans are governed by federal banking regulations which require such loans to be made in the ordinary course of business.

An analysis of the 2010 activity with respect to all director and executive officer loans is as follows (in thousands):

Balance, December 31, 2009	$16,053
Additions, including loans now meeting disclosure requirements	10,265
Amounts collected and loans no longer meeting disclosure requirements	(9,353)
Balance, December 31, 2010	$16,965

Activity in the allowance for loan losses was as follows:

	2010	2009	2008
Balance, beginning of year	$7,569	$8,544	$6,497
Balance of acquired subsidiaries	-	-	2,300
Loans charged off	(1,473)	(2,437)	(1,232)
Recoveries	472	410	832
Provision for loan losses	3,297	1,052	147
Balance, end of year	$9,865	$7,569	$8,544

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009, and 2008
(Dollars in Thousands, Except Per Share Data)

NOTE  5 – LOANS (Continued)

Nonperforming loans at year end were as follows:

	2010	2009	2008
Loans past due over 90 days, still accruing	$414	$489	$625
Non-accrual loans	47,131	46,299	6,943
Restructured loans	2,639	11,974	1,203

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2010.  The recorded investment in non-accrual loans is less than the principal owed on non-accrual loans due to discounts applied to the carrying value of the loan at time of their acquisition and interest payments made by the borrower which have been used to reduce the recorded investment in the loan rather than recognized as interest income.

	Principal Owed on Non-accrual Loans	Recorded Investment in Non-accrual Loans	Loans Past Due Over 90 Days, still accruing

Residential real estate	$4,845	$3,764	$80
Multifamily real estate	6,764	4,742	-
Commercial real estate
Owner occupied	12,680	10,493	-
Non owner occupied	14,624	12,081	-
Commercial and industrial	7,939	5,813	319
Consumer	15	15	15
All other	14,805	10,223	-
Total	$61,672	$47,131	$414

Nonaccrual loans and impaired loans are defined differently. Some loans may be included in both categories, and some may only be included in one category. Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009, and 2008
(Dollars in Thousands, Except Per Share Data)

NOTE  5 – LOANS (Continued)

The following table presents the aging of the recorded investment in past due loans as of December 31, 2010 by class of loans:
Loan Class	Total Loans	30-89 Days Past Due	Greater than 90 days past due	Total Past Due	Loans Not Past Due

Residential real estate	$233,513	$5,902	$2,266	$8,168	$225,345
Multifamily real estate	41,037	4,471	2,140	6,611	34,426
Commercial real estate:
Owner occupied	106,924	5,638	5,797	11,435	95,489
Non owner occupied	155,839	1,141	6,907	8,048	147,791
Commercial and industrial	82,591	1,216	5,965	7,181	75,410
Consumer	32,926	395	29	424	32,502
All other	73,134	4,852	10,203	15,055	58,079
Total	$725,964	$23,615	$33,307	$56,922	$669,042

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2010:

	Allowance for Loan Losses			Loan Balances
Loan Class	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total

Residential real estate	$48	$2,618	$2,666	$207	$233,306	$233,513
Multifamily real estate	-	252	252	4,742	36,295	41,037
Commercial real estate:
Owner occupied	280	861	1,141	11,892	95,032	106,924
Non-owner occupied	619	1,025	1,644	12,220	143,619	155,839
Commercial and industrial	1,389	1,032	2,421	8,544	74,047	82,591
Consumer	23	343	366	43	32,883	32,926
All other	163	1,212	1,375	11,452	61,682	73,134
Total	$2,522	$7,343	$9,865	$49,100	$676,864	$725,964

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009, and 2008
(Dollars in Thousands, Except Per Share Data)

NOTE  5 – LOANS (Continued)

Impaired loans were as follows:

	2010	2009	2008
Impaired loans at year-end with an allowance	$17,397	$14,494	$11,610
Impaired loans at year-end with no allowance	31,703	49,370	0
Amount of the allowance for loan losses allocated	2,522	1,279	2,208
Average of impaired loans during the year	67,942	21,236	8,506
Interest income recognized during impairment	789	1,339	795
Cash-basis interest income recognized	733	1,305	793

The following table presents loans individually evaluated for impairment by class loans as of December 31, 2010:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Residential real estate	$207	$10	$-
Multifamily real estate	6,764	4,742	-
Commercial real estate			-
Owner occupied	10,437	8,720
Non owner occupied	6,338	5,105	-
Commercial and industrial	5,043	3,837	-
All other	13,868	9,289	-
	42,657	31,703	-
With an allowance recorded:
Residential real estate	$197	$197	$48
Commercial real estate
Owner occupied	3,596	3,172	280
Non owner occupied	8,484	7,115	619
Commercial and industrial	5,891	4,707	1,389
Consumer	43	43	23
All other	2,165	2,163	163
	20,376	17,397	2,522
Total	$63,033	$49,100	$2,522

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009, and 2008
(Dollars in Thousands, Except Per Share Data)

NOTE  5 – LOANS (Continued)

Credit Quality Indicators:

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as:  current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.  The Company analyzes loans individually by classifying the loans as to credit risk.  This analysis includes loans non-homogeneous loans, such as commercial and commercial real estate loans.  This analysis is performed on a monthly basis.  The Company uses the following definitions for risk ratings:

Special Mention.  Loans classified as special mention have a potential weakness that deserves management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution's credit position at some future date.

Substandard.  Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Doubtful.  Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009, and 2008
(Dollars in Thousands, Except Per Share Data)

NOTE  5 – LOANS (Continued)

As of December 31, 2010, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

Loan Class	Pass	Special Mention	Substandard	Doubtful	Total Loans

Residential real estate	$210,519	$13,696	$9,091	$207	$233,513
Multifamily real estate	24,231	5,955	10,851	-	41,037
Commercial real estate:
Owner occupied	79,147	11,024	16,373	380	106,924
Non-owner occupied	136,019	3,086	16,734	-	155,839
Commercial and industrial	56,842	17,112	8,524	113	82,591
Consumer	32,537	233	113	43	32,926
All other	57,106	4,336	11,119	573	73,134
Total	$596,401	$55,442	$72,805	$1,316	$725,964

NOTE 6 – PREMISES AND EQUIPMENT

Year-end premises and equipment were as follows:

	2010	2009
Land and improvements	$3,624	$3,496
Buildings and leasehold improvements	13,269	11,816
Furniture and equipment	7,701	7,302
	24,594	22,614
Less: accumulated depreciation	(8,028)	(7,414)
	$16,566	$15,200

Operating Leases: The Company leases certain branch and other properties as well as some equipment under operating leases.  Some leases provide for periodic rate adjustments based on cost-of-living index changes. Rent expense, net of rental income, was $1,131, $506, and $230 for 2010, 2009, and 2008.  Rent commitments, before considering renewal options that generally are present, were as follows:

2011	$1,326
2012	1,149
2013	350
2014	128
2015 and thereafter	90
$3,043

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009, and 2008
(Dollars in Thousands, Except Per Share Data)

NOTE  7 – GOODWILL AND OTHER INTANGIBLE ASSETS

The change in the balance for goodwill during the year is as follows:

	2010	2009	2008
Beginning of year	$28,724	$28,543	$15,816
Acquired goodwill and other adjustments	1,151	181	12,727
Impairment	-	-	-
End of year	$29,875	$28,724	$28,543

Acquired intangible assets at December 31, 2010 and 2009 were as follows.

	2010		2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Core deposit intangible	$5,355	$(1,170)	$3,347	$(552)

Aggregate intangible amortization expense was $618 for 2010, $348 for 2009 and $204 for 2008.

Estimated amortization expense for each of the next five years:

2011	$792
2012	672
2013	599
2014	575
2015 and thereafter	1,547
$4,185

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009, and 2008
(Dollars in Thousands, Except Per Share Data)

NOTE  8 – DEPOSITS

At December 31, 2010 the scheduled maturities of time deposits are as follows:

2011	$290,660
2012	72,710
2013	20,719
2014	14,434
2015 and thereafter	25,924
$424,447

Certain directors and executive officers of the Banks and companies in which they have beneficial ownership were deposit customers of the Banks during 2010 and 2009.  The balance of such deposits at December 31, 2010 and 2009 were approximately $20,696 and $16,427.

NOTE 9 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase generally mature within one to ninety days from the transaction date.  Information concerning securities sold under agreements to repurchase is summarized as follows:

	2010	2009
Year-end balance	$29,637	$24,600
Average balance during the year	$24,001	$15,714
Average interest rate during the year	0.71%	0.87%
Maximum month-end balance during the year	$30,837	$27,331
Weighted average interest rate at year-end	0.67%	0.72%

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009, and 2008
(Dollars in Thousands, Except Per Share Data)

NOTE 10 – FEDERAL HOME LOAN BANK ADVANCES

The Banks own stock of the Federal Home Loan Bank of Cincinnati, Ohio (FHLB-Cin), the Federal Home Loan Bank of Pittsburgh, Pennsylvania (FHLB-Pitt) or the Federal Home Loan Bank of Atlanta, Georgia (FHLB-Atl). This stock allows the Banks to borrow advances from the FHLB.

At year-end, advances from these Federal Home Loan Banks were as follows:

	2010	2009
Payments due at maturity in March 2012, fixed rate at 1.81%	$10,291	$10,542
Payments due at maturity in May 2010, fixed rate at rates ranging from 6.25% to 6.64%, averaging 6.45%	-	4,000
Payments due monthly with maturities from November 2011 to July 2012, fixed rates from 4.10% to 4.40%, averaging 4.26%	205	395
Overnight borrowed funds	2,400	-
	$12,896	$14,937

Advances are secured by the FHLB stock, certain pledged investment securities and substantially all single family first mortgage loans of the participating Banks.  Scheduled principal payments due on advances during the five years subsequent to December 31, 2010 are as follows:

2011	$2,809
2012	10,087
2013	-
2014	-
2015	-
Thereafter	-
$12,896

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009, and 2008
(Dollars in Thousands, Except Per Share Data)

NOTE 11 – NOTES PAYABLE AND OTHER BORROWED FUNDS

On April 30, 2008, the Company executed and delivered to First Guaranty Bank of Hammond, Louisiana a Promissory Note and Business Loan Agreement dated April 30, 2008 for the principal amount of $11,550, bearing interest floating daily at the “Wall Street Journal” prime rate (the “Index”) minus 1.00% and requiring 59 monthly principal payments of $50 and one final payment of $8.6 million due at maturity on April 30, 2013.  On December 31, 2009, the Company executed and delivered to First Guaranty Bank a modification agreement whereby the interest rate would fixed at 3.96% through the remaining maturity of the note.  The loan agreement contains a minimum loan to collateral value covenant with which the Company was in compliance at December 31, 2010 and 2009.  The note is secured by a pledge of Premier’s 100% interest in Boone County Bank (a wholly owned subsidiary) under Commercial Pledge Agreement dated April 30, 2008.  The proceeds of this note were used to fund the $9,000 of cash needed to purchase Traders Bankshares, Inc. and to refinance the remaining $2,550 balance of Premier’s outstanding note with First Guaranty Bank dated January 31, 2006. Premier’s chairman owns approximately 27.6% of the voting stock of First Guaranty Bank and is the chairman of its board of directors.  Premier’s board of directors reviewed the loan and authorized the Company to enter into the loan transaction.  There was $9,178 of principal outstanding at December 31, 2010 on the term note.

In conjunction with the modification agreement with First Guaranty Bank, the Company executed and delivered a Promissory Note and Business Loan Agreement dated December 31, 2009 establishing a line of credit in the principal amount of $1,000, bearing interest floating daily at the “Wall Street Journal” prime rate (initially 3.25%), with a floor of 4.50%.  Under the terms of the Promissory Note, the Company may request and receive advances from First Guaranty Bank from time to time, but the aggregate outstanding principal balance under the Promissory Note at any time shall not exceed $1,000, and the right to request and receive monies from First Guaranty Bank shall cease and terminate on June 30, 2011.  Accrued interest on amounts outstanding is payable monthly, and any amounts outstanding are payable on demand or on June 30, 2011.  The Promissory Note is secured by a pledge of Premier’s 100% interest in Boone County Bank (a wholly owned subsidiary) under a Commercial Pledge Agreement dated December 31, 2009.  At December 31, 2010, the Company had no outstanding debt on this line of credit from First Guaranty Bank.

On December 30, 2009, the Company executed and delivered to First Sentry Bank, of Huntington, West Virginia a Promissory Note and Business Loan Agreement dated December 30, 2009 establishing a line of credit in the principal amount of $5,000, bearing interest floating daily at the “Wall Street Journal” prime rate (initially 3.25%) plus 0.50%, with a floor of 5.00%.  Under the terms of the Promissory Note, Premier may request and receive advances from First Sentry Bank from time to time, but the aggregate outstanding principal balance under the Promissory Note at any time shall not exceed $5,000 and the right to request and receive monies

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009, and 2008
(Dollars in Thousands, Except Per Share Data)

NOTE 11 – NOTES PAYABLE AND OTHER BORROWED FUNDS (Continued)

from First Sentry Bank shall cease and terminate on December 30, 2010.  Accrued interest on amounts outstanding is payable monthly, and any amounts outstanding are payable on demand or on December 30, 2010.  The Promissory Note is secured by a pledge of Premier’s 100% interest in Ohio River Bank (a wholly owned subsidiary) under a Commercial Pledge Agreement dated December 30, 2009.  At the time of the execution of these agreements, Premier had no outstanding debt to First Sentry Bank.  On December 31, 2010, the Company was notified by First Sentry Bank, of Huntington, West Virginia that its $5,000 line of credit with First Sentry Bank had been extended under the same terms until December 30, 2011, via an extension agreement between the Company and First Sentry Bank.  Accrued interest on any amounts outstanding is payable monthly, and any amounts outstanding are payable on demand or on December 30, 2011.  At December 31, 2010, Premier had no outstanding debt to First Sentry Bank.

On September 8, 2010, the Company executed and delivered to The Bankers’ Bank of Kentucky, Inc. of Frankfort, Kentucky (“Bankers’ Bank”) a Term Note and Business Loan Agreement dated September 8, 2010 in the principal amount of $11,300, bearing interest floating daily at the “JP Morgan Chase” prime rate with a minimum rate of 4.50% (initially 4.50%) and requiring 120 monthly principal payments of $94 plus interest.  The note is secured by a pledge of Premier’s 100% interest in Citizens Deposit Bank and Trust, Inc. (a wholly owned subsidiary) and Premier’s 100% interest in Farmers-Deposit Bank, Eminence, Kentucky (a wholly owned subsidiary) under a Stock Pledge and Security Agreement dated September 8, 2010.  The loan agreement contains certain financial performance minimums and loan portfolio credit quality covenants related to the banks that are pledged as collateral.  The banks were in compliance with these covenants at December 31, 2010 and 2009.  The proceeds of this note were used to pay off the remaining $2,904 balance on Premier’s $6,500 Term Note with the Bankers’ Bank, pay off the $2,400 balance on Premier’s $4,300 Line of Credit with the Bankers’ Bank and provide a $6,000 capital injection into Citizens Deposit Bank and Trust (“Citizens”), Premier’s wholly owned subsidiary, to facilitate Citizens’ purchase of four branches from Integra Bank National Association.  There was $11,000 of principal outstanding at December 31, 2010 on the term note.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009, and 2008
(Dollars in Thousands, Except Per Share Data)

NOTE 11 – NOTES PAYABLE AND OTHER BORROWED FUNDS (Continued)

Scheduled principal payments due on the bank borrowings subsequent to December 31, 2010 are as follows:

2011	$1,730
2012	1,730
2013	9,107
2014	1,130
2015	1,130
Thereafter	5,351
$20,178

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009, and 2008
(Dollars in Thousands, Except Per Share Data)

NOTE 12 – INCOME TAXES

The components of the provision (benefit) for income taxes are as follows:

	2010	2009	2008
Current	$2,031	$1,727	$2,747
Deferred	2,041	1,327	718
Change in valuation allowance	(255)	(120)	284
Provision for income taxes	$3,817	$2,934	$3,749

The Company’s deferred tax assets and liabilities at December 31 are shown below.

	2010	2009
Deferred tax assets
Allowance for loan losses	$7,786	$6,869
Purchase accounting adjustments	4,011	5,065
Net operating loss carryforward	2,495	3,062
Write-downs of other real estate owned	168	555
Taxable income on non-accrual loans	1,232	2,119
Security writedown	289	266
Unrealized loss on investment securities	739	-
Accrued expenses	150	168
Other	17	-
Total deferred tax assets	16,887	18,104

Deferred tax liabilities
Amortization of intangibles	$(3,527)	$(3,522)
Depreciation	(1,077)	(1,015)
Federal Home Loan Bank dividends	(370)	(354)
Deferred loan fees	(297)	(282)
Unrealized gain on investment securities	-	(1,077)
Other	(198)	(211)
Total deferred tax liabilities	(5,469)	(6,461)

Valuation allowance on deferred tax assets	(675)	(930)
Net deferred taxes	$10,743	$10,713

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009, and 2008
(Dollars in Thousands, Except Per Share Data)

NOTE 12 – INCOME TAXES (Continued)

At December 31, 2010 the Company had federal net operating loss carryforwards of $4,648 and various state net operating loss carryforwards of $19,207 which begin to expire in 2022.  The deductibility of these net operating losses is limited under IRC Sec. 382.

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

The Company maintains a valuation allowance against certain state deferred tax assets, including the District of Columbia net operating loss carryforward of $6,379, as it does not anticipate generating taxable income in the District of Columbia to fully utilize the deferred tax assets.  Due to a change in expectations of future taxable income, the Company reversed a valuation allowance against its West Virginia net operating loss carryforward.

An analysis of the differences between the effective tax rates and the statutory U.S. federal income tax rate is as follows:

	2010		2009		2008
U.S. federal income tax rate	$4,416	34.0%	$4,098	34.0%	$3,837	34.0%
Changes from the statutory rate
State income taxes, net	239	1.9	-	-	-	-
Bargain purchase gain recorded on tax-exempt acquisition	-	-	(1,208)	(10.0)	-	-
Change in state valuation allowance, net	(255)	(2.0)	-	-	-	-
Tax-exempt interest income	(209)	(1.6)	(165)	(1.4)	(120)	(1.1)
Non-deductible interest expense related to carrying tax-exempt interest earning assets	11	0.1	12	0.1	11	0.1
Non-deductible stock compensation expense	18	0.1	17	0.1	41	0.4
State deferred rate change, net	(377)	(2.9)	-	-	-	-
Non-deductible acquisition expenses	-	-	172	1.4	-	-
Tax credits, net	(49)	(0.4)	(49)	(0.4)	(49)	(0.4)
Other	23	0.2	57	0.5	29	0.2
	$3,817	29.4%	$2,934	24.3%	$3,749	33.2%

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009, and 2008
(Dollars in Thousands, Except Per Share Data)

NOTE 12 – INCOME TAXES (Continued)

Unrecognized Tax Benefits: The Company does not have any beginning or ending unrecognized tax benefits. The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.  There were no interest and penalties recorded in the income statement or accrued for the year ended December 31, 2010, 2009 and 2008 related to unrecognized tax benefits.

The Company and its subsidiaries file a consolidated U.S. Corporation income tax return and a combined return in the state of West Virginia. The Company also files a corporate income tax return in the states of Kentucky, Maryland and the District of Columbia. The Company is no longer subject to examination by taxing authorities for years before 2007.  A federal examination of the tax years 2001 - 2003 was completed in 2005 with no material adjustments.

NOTE 13 – EMPLOYEE BENEFIT PLANS

The Company has qualified profit sharing plans that cover substantially all employees. Contributions to the plans consist of a Company match and additional amounts at the discretion of the Company’s Board of Directors.  Total contributions to the plans were $392, $320 and $266 in 2010, 2009, and 2008.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009, and 2008
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

On March 17, 2010, 47,700 incentive stock options were granted out of the 2002 Plan at an exercise price of $8.90, the closing market price of Premier on the grant date.  These options vest in three equal annual installments ending on March 17, 2013. On February 18, 2009, 47,100 incentive stock options were granted out of the 2002 Plan at an exercise price of $6.55.  These options vest in three equal annual installments ending on February 18, 2012.   And on February 20, 2008, 45,300 incentive stock options were granted out of the 2002 Plan at an exercise price of $12.92, the closing market price of Premier on the grant date.  These options vested in three equal annual installments ending on February 20, 2011.

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
December 31, 2010, 2009, and 2008
(Dollars in Thousands, Except Per Share Data)

NOTE 14 – STOCK COMPENSATION EXPENSE (Continued)

Compensation expense of $53, $51, and $120 was recorded for the years ended December 31, 2010, 2009, and 2008, respectively.

Stock-based compensation expense is recognized ratably over the requisite service period for all awards. Unrecognized stock-based compensation expense related to stock options totaled $31 at December 31, 2010. This unrecognized expense is expected to be recognized over the next 26 months based on the vesting periods of the options.

Information related to the stock option plan during each year follows:

	2010	2009	2008
Intrinsic value of options exercised	$-	$-	$-
Cash received from option exercises	-	-	-
Tax benefit realized from option exercises	-	-	-

A summary of the Company’s stock option activity is as follows:

	----------2010----------		----------2009----------		----------2008----------
		Weighted Average Exercise		Weighted Average Exercise		Weighted Average Exercise
	Options	Price	Options	Price	Options	Price
Outstanding at beginning of year	212,449	$11.18	181,916	$12.47	150,249	$12.65
Grants	47,700	8.90	47,100	6.55	45,300	12.92
Exercises	-	-	-	-	-	-
Forfeitures or expired	(4,500)	10.47	(16,567)	12.25	(13,633)	15.89
Outstanding at year-end	255,649	$10.77	212,449	$11.18	181,916	$12.47

Exercisable at year-end	165,699	$11.89	127,630	$12.27	106,433	$11.59
Weighted average remaining life	6.3		6.7		7.0
Weighted average fair value of options granted during the year	$1.41		$0.37		$2.55

Options outstanding at year-end are expected to fully vest.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009, and 2008
(Dollars in Thousands, Except Per Share Data)

NOTE 14 – STOCK COMPENSATION EXPENSE (Continued)

Additional information regarding stock options outstanding and exercisable at December 31, 2010 is provided in the following table:

	- - - - - - - - Outstanding - - - - - - - -			- - - - - - - - Currently Exercisable - - - - - - - -
Range of Exercise Prices	Number	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value

$6.50 to $10.00	129,216	$7.99	$-	52,959	4.2	$8.06	$-
$10.01 to $12.50	28,333	11.62	-	28,333	4.1	11.62	-
$12.51 to $15.00	70,600	13.46	-	56,907	6.6	13.59	-
$15.01 to $17.50	27,500	16.00	-	27,500	5.1	16.00	-
Outstanding at Dec 31, 2010	255,649	10.77	$-	165,699	5.2	11.89	$-

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
December 31, 2010, 2009, and 2008
(Dollars in Thousands, Except Per Share Data)

NOTE 15 – ACQUIRED PENSION PLAN IN PROCESS OF LIQUIDATION (Continued)

The following table sets forth changes in obligations and plan assets of the defined benefit pension plan for the year ended December 31, 2009:

2009
Change in Benefit Obligation
Benefit Obligation, beginning of period	$(3,413)
Interest cost	-
Amendments	-
Actuarial loss	(139)
Actual distributions	102
Settlement	3,450
Benefit Obligation , end of period	$-

Change in Plan Assets
Plan Assets at fair value, beginning of period	$2,155
Actual return on Plan Assets	45
Employer contribution	1,352
Settlement	(3,450)
Actual distributions	(102)
Plan Assets at fair value, end of period	$-

Funded status at end of period	$-

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
December 31, 2010, 2009, and 2008
(Dollars in Thousands, Except Per Share Data)

NOTE 16 – RELATED PARTY TRANSACTIONS

During 2010, 2009 and 2008, the Company paid approximately $508, $439, and $218 for printing, supplies, statement rendering, furniture, and equipment to a company affiliated by common ownership.  The Company also paid another affiliate approximately $889, $632, and $533 in 2010, 2009 and 2008 to permit the Company’s employees to participate in that entity’s employee medical benefit plan.

During 2010, 2009 and 2008, the Company paid approximately $52, $52, and $52 to lease its headquarters facility at 2883 Fifth Avenue, Huntington, West Virginia from River City Properties, LLC, an entity 12.5% owned by the Company’s Chairman of the Board.

NOTE 17 – EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the earnings per common share and earnings per common share assuming dilution computations for 2010, 2009 and 2008 is presented below:

	2010	2009	2008
Basic earnings per share
Income available to common stockholders	$7,923	$8,985	$7,536
Weighted average common shares outstanding	7,937	6,782	6,011
Earnings per share	$1.00	$1.32	$1.25

Diluted earnings per share
Income available to common stockholders	$7,923	$8,985	$7,536
Weighted average common shares outstanding	7,937	6,782	6,011
Add dilutive effects of potential additional common stock	186	20	8
Weighted average common and dilutive potential common shares outstanding	8,123	6,802	6,019
Earnings per share assuming dilution	$0.98	$1.32	$1.25

Stock options for 213,049, 212,449, and 153,133 shares of common stock were not considered in computing diluted earnings per share for 2010, 2009, and 2008 because they were antidilutive.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009, and 2008
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

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009, and 2008
(Dollars in Thousands, Except Per Share Data)

NOTE  18 – FAIR VALUE (Continued)

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at December 31, 2010 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale
Mortgage-backed securities
U. S. agency MBS - residential	$38,720	$-	$38,720	$-
U. S. agency CMO’s - residential	148,784	-	148,784	-
Total mortgage-backed securities of government sponsored agencies	187,504	-	187,504	-
U. S. agency securities	52,427	-	52,427	-
Obligations of states and political subdivisions	10,306	-	10,166	140
Other securities	6,283	-	6,283	-
Total available for sale	$256,520	$-	$256,380	$140

		Fair Value Measurements at December 31, 2009 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale
Mortgage-backed securities
U. S. agency MBS - residential	$54,482	$-	$54,482	$-
U. S. agency CMO’s - residential	19,560	-	19,560	-
Total mortgage-backed securities of government sponsored agencies	74,042	-	74,042	-
U. S. Treasury securities	1,005	-	1,005	-
U. S. agency securities	150,067	-	150,067	-
Obligations of states and political subdivisions	10,247	-	10,107	140
Other securities	5,609	-	5,609	-
Total available for sale	$240,970	$-	$240,830	$140

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009, and 2008
(Dollars in Thousands, Except Per Share Data)

NOTE  18 – FAIR VALUE (Continued)

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2010 and 2009:

	Securities Available-for-sale
	Year Ended Dec. 31, 2010	Year Ended Dec. 31, 2009
Balance of recurring Level 3 assets at beginning of period	$140	$-
Total gains or losses (realized/unrealized):
Included in earnings – realized	-	-
Included in earnings – unrealized	-	-
Included in other comprehensive income	-	-
Purchases, sales, issuances and settlements, net	-	-
Transfers in and/or out of Level 3	-	140
Balance of recurring Level 3 assets at year-end	$140	$140

Assets and Liabilities Measured on a Non-Recurring Basis

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

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009, and 2008
(Dollars in Thousands, Except Per Share Data)

NOTE  18 – FAIR VALUE (Continued)

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at December 31, 2010 Using
	Dec 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$14,875	$-	$-	$14,875
Other real estate owned	11,249	-	-	11,249

		Fair Value Measurements at December 31, 2009 Using
	Dec 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$13,215	$-	$-	$13,215
Other real estate owned	9,251	-	-	9,251

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $17,397 at December 31, 2010 with a valuation allowance of $2,522 and a carrying amount of $14,494 at December 31, 2009 with a valuation allowance of $1,279, resulting in a provision for loan losses of $1,243 for the twelve month period in 2010.

Other real estate owned measured at fair value less costs to sell, had a net carrying amount of $11,249, which is made up of the outstanding balance of $11,659, net of a valuation allowance of $410 at December 31, 2010, resulting in write downs of $36 for the year ended December 31, 2010.  At December 31, 2009, other real estate owned had a net carrying amount of $9,251, made up of the outstanding balance of $9,709, net of a valuation allowance of $458, resulting in write downs of $471 for the year ended December 31, 2009.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009, and 2008
(Dollars in Thousands, Except Per Share Data)

NOTE  18 – FAIR VALUE (Continued)

The carrying amount and estimated fair values of financial instruments at year end were as follows:

	2010		2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and due from banks	$98,650	$98,650	$61,611	$61,611
Federal funds sold	23,598	23,598	22,985	22,985
Securities available for sale	256,520	256,520	240,970	240,970
Loans held for sale	1,477	1,477	897	897
Loans, net	716,099	715,992	691,564	691,708
Federal Home Loan Bank and Federal Reserve Bank stock	7,096	n/a	7,005	n/a
Interest receivable	3,742	3,742	4,250	4,250

Financial liabilities
Deposits	$(985,291)	$(986,261)	$(913,784)	$(917,859)
Securities sold under agreements to repurchase	(29,637)	(29,637)	(24,600)	(24,600)
Federal Home Loan Bank advances	(12,896)	(13,045)	(14,937)	(15,028)
Other borrowed funds	(20,178)	(20,148)	(16,027)	(15,984)
Interest payable	(899)	(899)	(1,037)	(1,037)

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
December 31, 2010, 2009, and 2008
(Dollars in Thousands, Except Per Share Data)

NOTE 19 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Banks are parties to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of their customers.  These financial instruments include standby letters of credit and commitments to extend credit in the form of unused lines of credit. The Banks use the same credit policies in making commitments and conditional obligations as they do for on-balance sheet instruments.  In addition, the Banks offer a service whereby deposit customers for a fee are permitted to overdraw their accounts up to a certain deminimus amount, also known as “courtesy overdraft protection”.  The aggregate unused portion of “overdraft protection” was $11,224 and $9,008 at December 31, 2010 and 2009.

At December 31, 2010 and 2009, the Banks had the following financial instruments whose approximate contract amounts represent credit risk:

	2010	2009
Standby letters of credit	$8,070	$5,890

Commitments to extend credit
Fixed	$13,033	$23,865
Variable	35,169	48,931

Standby letters of credit represent conditional commitments issued by the Banks to guarantee the performance of a third party.  The credit risk involved in issuing these letters of credit is essentially the same as the risk involved in extending loans to customers.  Collateral held varies but primarily includes real estate and certificates of deposit.  Some letters of credit are unsecured.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Outstanding commitments are at current market rates.  Fixed rate loan commitments have interest rates ranging from 3.50% to 21.00%. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Banks evaluate each customer’s creditworthiness on a case-by-case basis. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Collateral held varies but may include accounts receivable, inventory, property and equipment, and income producing properties.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009, and 2008
(Dollars in Thousands, Except Per Share Data)

NOTE 20 - LEGAL PROCEEDINGS

Legal proceedings involving the Company and its subsidiaries periodically arise in the ordinary course of business, including claims by debtors and their related interests against the Company’s subsidiaries following initial collection proceedings. These legal proceedings sometimes can involve claims for substantial damages.  At December 31, 2010 management is unaware of any legal proceedings for which the expected outcome would have a material adverse effect upon the consolidated financial statements of the Company.

NOTE 21 - STOCKHOLDERS’ EQUITY

The Company’s principal source of funds for dividend payments is dividends received from the subsidiary Banks.  Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies.  Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, as defined, combined with the retained net profits of the preceding two years, subject to the capital requirements and additional restrictions as discussed below.  During 2011 the Banks could, without prior approval, declare dividends to Premier of approximately $3.1 million plus any 2011 net profits retained to the date of the dividend declaration.

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

These quantitative measures established by regulation to ensure capital adequacy require the Company and Banks to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2010 and 2009, the Company and the Banks meet all quantitative capital adequacy requirements to which they are subject.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009, and 2008
(Dollars in Thousands, Except Per Share Data)

NOTE 21 - STOCKHOLDERS’ EQUITY (Continued)

Adams entered into an agreement with the OCC on October 1, 2008 restricting Adams from declaring or paying dividends, without prior approval from the OCC (See Note 2 above).  During 2009, Farmers Deposit Bank requested and received approval from its primary regulatory authority to make a dividend payment to the Company in an amount that exceeded the retained net profits of the preceding two years.  As such, Farmers Deposit will be required to continue to request permission to pay any additional dividends to the Company for up to two years.  Similarly, Traders Bank is also required to request permission to pay additional dividends to the Company as dividends declared have exceeded earnings.

As of December 31, 2010 and 2009, the most recent notification from each of the Banks’ primary Federal regulators categorized the subsidiary Banks as well capitalized under the regulatory framework for prompt corrective action, except Adams.  To be categorized as well capitalized, the Banks must maintain minimum Total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table.  There are no conditions or events since that notification that management believes have changed the Banks’ categories.  Adams is subject to a written agreement with the OCC and is required to maintain minimum capital ratios in excess of the ratios required to be defined as well capitalized.  This requirement means that the bank may not be deemed to be well capitalized while the written agreement is in effect.  There were no minimum ratios prescribed for CB&T in its written agreement with the FRB and therefore the bank is deemed to be well capitalized because its capital ratios are in excess of the minimums for well capitalized banks set forth in the following table.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009, and 2008
(Dollars in Thousands, Except Per Share Data)

NOTE 21 - STOCKHOLDERS’ EQUITY (Continued)

The Company’s and the subsidiary Banks’ capital amounts and ratios as of December 31, 2010 are presented in the table below.

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
2010	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets):
Consolidated (1)	$107,567	15.3%	$56,200	8%	$70,250	10%
Boone County Bank	20,138	27.7	5,812	8	7,266	10
Citizens Deposit Bank	17,329	14.0	9,909	8	12,387	10
Farmers Deposit Bank	6,635	15.9	3,332	8	4,165	10
Ohio River Bank	8,539	15.6	4,387	8	5,483	10
First Central Bank	12,314	12.3	7,992	8	9,990	10
Traders Bank	17,046	18.4	7,429	8	9,286	10
Adams National Bank (2)	27,219	16.1	13,524	8	16,905	10
Consolidated Bank & Trust	7,625	16.4	3,723	8	4,654	10

Tier I Capital (to Risk-Weighted Assets):
Consolidated (1)	$98,772	14.1%	$28,100	4%	$42,150	6%
Boone County Bank	19,226	26.5	2,906	4	4,359	6
Citizens Deposit Bank	16,193	13.1	4,955	4	7,432	6
Farmers Deposit Bank	6,102	14.7	1,666	4	2,499	6
Ohio River Bank	7,934	14.5	2,193	4	3,290	6
First Central Bank	11,121	11.1	3,996	4	5,994	6
Traders Bank	15,868	17.1	3,714	4	5,572	6
Adams National Bank (2)	25,578	15.1	6,762	4	10,143	6
Consolidated Bank & Trust	7,381	15.9	1,861	4	2,792	6

Tier I Capital (to Average Assets):
Consolidated (1)	$98,772	8.5%	$46,486	4%	$58,107	5%
Boone County Bank	19,226	11.5	6,707	4	8,384	5
Citizens Deposit Bank	16,193	8.1	7,935	4	9,919	5
Farmers Deposit Bank	6,102	10.5	2,324	4	2,905	5
Ohio River Bank	7,934	8.4	3,761	4	4,701	5
First Central Bank	11,121	8.6	5,171	4	6,464	5
Traders Bank	15,868	10.7	5,939	4	7,424	5
Adams National Bank (2)	25,578	9.1	11,296	4	14,120	5
Consolidated Bank & Trust	7,381	10.0	2,961	4	3,701	5

(1) Consolidated company is not subject to Prompt Corrective Action Provisions
(2) Adams National Bank is not designated as well capitalized by its primary regulatory authority the OCC.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009, and 2008
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
December 31, 2010, 2009, and 2008
(Dollars in Thousands, Except Per Share Data)

NOTE 22 - PARENT COMPANY FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS
December 31
	2010	2009
ASSETS
Cash	$5,780	$6,829
Investment in subsidiaries	145,894	137,369
Premises and equipment	129	384
Other assets	631	433

Total assets	$152,434	$145,015

LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$860	$432
Other borrowed funds	20,177	16,027
Total liabilities	21,037	16,459

Stockholders’ equity
Preferred stock	21,841	21,705
Common stock	71,465	71,412
Retained earnings	39,526	33,349
Accumulated other comprehensive income	(1,435)	2,090
Total stockholders’ equity	131,397	128,556

Total liabilities and stockholders’ equity	$152,434	$145,015

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009, and 2008
(Dollars in Thousands, Except Per Share Data)

NOTE 22 - PARENT COMPANY FINANCIAL STATEMENTS (Continued)

Condensed Statement of Operations
Years Ended December 31
	2010	2009	2008
Income
Dividends from subsidiaries	$5,860	$7,730	$7,395
Interest and dividend income	24	47	62
Gain on bargain purchase of subsidiary	-	3,552	-
Other income	1,016	801	648
Total income	6,900	12,130	8,105

Expenses
Interest expense	698	488	590
Salaries and employee benefits	1,780	1,558	1,448
Professional fees	142	563	362
Other expenses	1,187	855	569
Total expenses	3,807	3,464	2,969

Income before income taxes and equity in undistributed income of subsidiaries	3,093	8,666	5,136

Income tax (benefit)	(1,405)	(838)	(907)

Income before equity in undistributed income of subsidiaries	4,498	9,504	6,043
Equity in undistributed income (excess distributions) of subsidiaries	4,674	(386)	1,493
Net income	$9,172	$9,118	$7,536

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009, and 2008
(Dollars in Thousands, Except Per Share Data)

NOTE 22 - PARENT COMPANY FINANCIAL STATEMENTS (Continued)

Condensed Statement of Cash Flows
Years Ended December 31
	2010	2009	2008
Cash flows from operating activities
Net income	$9,172	$9,118	$7,536
Adjustments to reconcile net income to net cash from operating activities
Depreciation	64	71	95
Stock compensation expense	53	51	120
Gain from sales of assets	(55)	-	-
Gain on bargain purchase	-	(3,552)	-
Dividends in excess of net income of subsidiaries	-	386	-
Equity in undistributed earnings of subsidiaries	(4,674)	-	(1,493)
Change in other assets	(199)	(203)	(52)
Change in other liabilities	428	(406)	85
Net cash from operating activities	4,789	5,465	6,291

Cash flows from investing activities
Purchases of subsidiaries	-	-	(14,300)
Additional investments in subsidiaries	(7,375)	(22,876)	-
Proceeds from sales of assets, net of purchases	246	(23)	(31)
Net cash from investing activities	(7,129)	(22,899)	(14,331)

Cash flows from financing activities
Cash dividends on preferred stock	(1,113)	(133)	-
Cash dividends paid to shareholders	(1,746)	(2,982)	(2,634)
Issuance of common stock	-	-	-
Issuance of preferred stock	-	22,252	-
Proceeds from borrowings	11,300	2,400	11,550
Payments on other borrowed funds	(7,150)	(1,933)	(4,075)
Net cash from financing activities	1,291	19,604	4,841

Net change in cash and cash equivalents	(1,049)	2,170	(3,199)

Cash and cash equivalents at beginning of year	6,829	4,659	7,858
Cash and cash equivalents at end of year	$5,780	$6,829	$4,659

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009, and 2008
(Dollars in Thousands, Except Per Share Data)

NOTE 23 - QUARTERLY FINANCIAL DATA (UNAUDITED)

	Interest	Net Interest	Net	Earnings Per Share
	Income	Income	Income	Basic	Diluted
2010
First Quarter	$13,617	$11,063	$2,313	$0.25	$0.24
Second Quarter	13,165	10,713	2,219	0.24	0.23
Third Quarter	13,052	10,670	2,105	0.23	0.22
Fourth Quarter	13,689	11,298	2,535	0.28	0.28

2009
First Quarter	$9,136	$6,558	$1,229	$0.19	$0.19
Second Quarter	9,120	6,662	1,355	0.21	0.21
Third Quarter	9,114	6,768	1,502	0.23	0.23
Fourth Quarter	13,857	11,095	5,032	0.62	0.61
In 2010, the significantly higher interest income when compared to 2009, had a tendency to decrease with each successive quarter largely and a random pattern of borrowers repaying commercial loans in full.  Due to weak loan demand, the proceeds from these loan payoffs were usually reinvested at significantly lower yields.  The increase in interest income in the fourth quarter of 2010 was largely due to increase in interest earning assets from the branch purchase on September 10, 2010 (see Note 24 below for additional details on the branch purchase).  The fluctuations in interest income resulted in similar fluctuations in net interest income and net income in 2010.  During 2010, net interest income was impacted positively by interest expense savings from continually lower market interest rates related to time deposits and transaction-based deposits.  The increased net interest income from the branch purchase combined with lower non-interest expenses during the fourth quarter of 2010 to result in higher quarterly net income and earnings per share.

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

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009, and 2008
(Dollars in Thousands, Except Per Share Data)

NOTE 24- BRANCH PURCHASE

On September 10, 2010 Citizens Deposit Bank and Trust (“Citizens”), a wholly-owned subsidiary of Premier completed its purchase of four banking offices from Integra Bank N.A. (“Integra Bank”).  The banking offices are located in Maysville and Mount Olivet, Kentucky and Ripley and Aberdeen, Ohio.  The purchase of the branches was a strategic move to increase Citizens’ presence in its current market area without a significant increase in its operating costs.  Citizens paid a $2.4 million deposit premium for the deposit liabilities it assumed and also acquired $17.4 million of branch related loans as well as $33.0 million of additional commercial real estate loans and $10.0 million of other commercial loans selected by Citizens originated from other Integra offices.  The four banking offices were also included in the branch purchase.  The purchase resulted in approximately $1.2 million of goodwill and $2.0 million in core deposit intangible.  The core deposit intangible will be amortized using an accelerated method.  The goodwill recorded from the branch purchase is anticipated to be fully tax deductible over a period of approximately 15 years.

Net assets acquired via the branch purchase is shown in the table below:

Cash and due from banks	$8,939
Loans, net	60,372
Goodwill and other intangible assets	3,159
Other assets	1,787
Total assets acquired	74,257

Deposits	(74,137)
Other liabilities	(120)
Total liabilities assumed	(74,257)
Net assets acquired	$0

The results of operations of four branches are included in Premier’s consolidated statements of income beginning as of the September 10, 2010 acquisition date.  Due to the structure of the branch purchase, separate historical branch operational results were unavailable in order to provide full year pro forma condensed income statements as if the branches had been acquired at the beginning of 2009 and 2010.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009, and 2008
(Dollars in Thousands, Except Per Share Data)

NOTE 25 - ACQUISITIONS

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

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009, and 2008
(Dollars in Thousands, Except Per Share Data)

NOTE 25 - ACQUISITIONS (Continued)

At the open of business on October 1, 2009, the Company completed its acquisition of Abigail Adams National Bancorp, Inc. (“Abigail Adams”), a two bank holding company with $363 million of total assets with locations in and around Washington, DC and Richmond, Virginia.  Under terms of the definitive agreement of merger dated December 31, 2008, each share of Abigail Adams common stock was entitled to merger consideration of 0.4461 shares of Premier common stock.  Premier issued approximately 1,545,000 shares of its common stock to the shareholders of Abigail Adams.  The value of the transaction totaled $10,290 based upon the closing price of Premier common stock on the day before closing the acquisition.  The estimated fair value of the net assets acquired totaled $13,842.  Under new accounting guidance for business combinations adopted by the Premier on January 1, 2009, the difference between the value of the stock issued and the fair value of the net assets acquired resulted in a bargain purchase gain of $3,552.  The acquisition of Abigail Adams afforded Premier the opportunity to utilize its management’s experience in rehabilitating troubled financial institutions and expand the franchise into new markets in and around Washington, DC and Richmond, Virginia.  Furthermore, the increase in the size of the total franchise will allow Premier to market its community style banking to attract larger commercial customers within it existing markets via expanded internal loan participations.  The purchase price resulted in approximately $1,172 in core deposit intangible, none of which is deductible for tax purposes.  The core deposit intangible will be amortized using an accelerated method.  Purchase accounting adjustments to the fair value of the net assets acquired are subject to refinement as management finalizes the calculations.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009, and 2008
(Dollars in Thousands, Except Per Share Data)

NOTE 25 - ACQUISITIONS (Continued)

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

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009, and 2008
(Dollars in Thousands, Except Per Share Data)

NOTE 25 - ACQUISITIONS (Continued)

The results of operations of Citizens First and Traders are included in Premier’s consolidated statements of income beginning as of the April 30, 2008 acquisition date.  The results of operations of Abigail Adams are included in Premier’s consolidated statements of income beginning as of the October 1, 2009 acquisition date.  The following table presents pro forma condensed income statements as if all three mergers had occurred at the beginning of each of the two periods presented.  Since participation in the TARP Capital Purchase Program (see Note 26 below) was a condition precedent to the completion of the Abigail Adams merger, pro forma Series A Preferred Stock dividends are included for each of the two periods presented.

	(Unaudited)
	2009	2008
Interest income	$57,507	$68,604
Interest expense	13,600	21,706
Net interest income	43,907	46,898
Provision for loan losses	2,347	11,969
Net interest income after provision	41,560	34,929
Non-interest income	10,419	6,530
Non-interest expense	41,007	38,982
Income before income taxes	10,972	2,477
Income tax expense (benefit)	2,404	104
Net income	8,568	2,373
Dividends on preferred stock	1,211	1,211
Net income available to common stockholders	$7,357	$1,162

Basic earnings per share	$0.99	$0.14
Diluted earnings per share	0.99	0.14

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009, and 2008
(Dollars in Thousands, Except Per Share Data)

NOTE 26 – PREFERRED STOCK

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

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009, and 2008
(Dollars in Thousands, Except Per Share Data)

NOTE 26 - PREFERRED STOCK (Continued)

The U.S. Treasury has agreed not to exercise voting power with respect to any common stock issued to it upon exercise of the Warrant.  The common stock will be issued from authorized but unissued common stock and thus will dilute the interests of existing Premier common shareholders.  As of December 31, 2010, the Warrant has not yet been exercised.

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
December 31, 2010

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

     B.   Management's Repoert on Internal Control Over Financial Reporting

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, we believe that, as of December 31, 2010, the Company’s internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2010

/s/ Robert W. Walker	/s/ Brien M. Chase
Robert W. Walker, President and	Brien M. Chase, Senior Vice President
Chief Executive Officer	and Chief Financial Officer

Date: March 29, 2011	Date: March 29, 2011

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
December 31, 2010

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
December 31, 2010

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

2.4
Branch Purchase Agreement between Integra Bank National Association and Citizens Deposit Bank and Trust dated April 29, 2010, filed as Exhibit 2.1 to Form 8-K filed on April 30, 2010 is incorporated herein by reference.

2.5
Loan Purchase Agreement between Integra Bank National Association and Citizens Deposit Bank and Trust dated April 29, 2010, filed as Exhibit 2.2 to Form 8-K filed on April 30, 2010 is incorporated herein by reference.

3.1(a)
Form of Articles of Incorporation of registrant (included as Exhibit 3.1 to registrant’s Registration Statement on Form S-1, Registration No. 333-1702, filed on February 28, 1996 with the Commission and incorporated herein by reference).

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2010

Exhibit Number	Description of Document
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

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2010

Exhibit Number	Description of Document
10.4	Premier Financial Bancorp, Inc. contract with Fiserv Solutions, Inc. dated December 20, 2004, filed as Exhibit 10 to form 8-K filed December 23, 2004, is incorporated herein by reference.
10.5	Loan Agreement between Premier Financial Bancorp, Inc. and The Kentucky Bankers’ Bank, Inc. filed as Exhibit 10.1 to form 8-K filed on November 10, 2006, is incorporated herein by reference.
10.6	Term Note to The Kentucky Bankers’ Bank, Inc. filed as Exhibit 10.2 to form 8-K filed on November 10, 2006, is incorporated herein by reference.
10.7	Promissory Note to The Kentucky Bankers’ Bank, Inc. filed as Exhibit 10.3to form 8-K filed on November 10, 2006, is incorporated herein by reference.
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

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2010

Exhibit Number	Description of Document
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

10.28
Written Agreement by and among Premier Financial Bancorp, Inc., Huntington, West Virginia, Abigail Adams National Bancorp, Inc., Washington, D.C., Consolidated Bank and Trust Company, Richmond, Virginia, the Federal Reserve Bank of Richmond, Richmond, Virginia, and State Corporation Commission Bureau of Financial Institutions, Richmond, Virginia dated July 29, 2010, filed as Exhibit 10.1 to Form 8-K filed on July 30, 2010, is incorporated herein by reference.

10.29	Loan Agreement between Premier Financial Bancorp, Inc. and The Kentucky Bankers’ Bank, Inc. filed as Exhibit 10.1 to form 8-K filed on September 9, 2010, is incorporated herein by reference.
10.30	Term Note to The Kentucky Bankers’ Bank, Inc. filed as Exhibit 10.2 to form 8-K filed on September 9, 2010, is incorporated herein by reference.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2010

Exhibit Number	Description of Document
10.31
Stock Pledge and Security Agreement between Premier Financial Bancorp, Inc. and The Kentucky Bankers’ Bank, Inc. filed as Exhibit 10.3 to form 8-K filed on September 9, 2010, is incorporated herein by reference.

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
December 31, 2010

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PREMIER FINANCIAL BANCORP, INC.

By: /s/ Robert W. Walker, President
Robert W. Walker, President

Date: March 29, 2011

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ Robert W. Walker	Principal Executive and Director	March 29, 2011
Robert W. Walker

/s/ Brien M. Chase	Principal Financial and Accounting	March 29, 2011
Brien M. Chase	Officer

/s/ Toney K. Adkins	Director	March 16, 2011
Toney K. Adkins

/s/ Hosmer A. Brown, III	Director	March 16, 2011
Hosmer A. Brown, III

/s/ Edsel Burns	Director	March 16, 2011
Edsel Burns

/s/ E. V. Holder, Jr.	Director	March 16, 2011
E. V. Holder, Jr.

/s/ Keith F. Molihan	Director	March 16, 2011
Keith F. Molihan

/s/ Marshall T. Reynolds	Chairman of the Board	March 16, 2011
Marshall T. Reynolds

/s/ Neal Scaggs	Director	March 25, 2011
Neal Scaggs

/s/ Thomas W. Wright	Director	March 16, 2011
Thomas W. Wright