Form 10-Q
period 2011-03-31
PREMIER FINANCIAL BANCORP INC
filed 2011-05-16
CIK 887919

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

Common stock, no par value, – 7,937,143 shares outstanding at May 1, 2011

PREMIER FINANCIAL BANCORP, INC.
MARCH 31, 2011

PREMIER FINANCIAL BANCORP, INC.
MARCH 31, 2011

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

The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America or those normally made in the registrant’s annual report on Form 10-K.  Accordingly, the reader of the Form 10-Q may wish to refer to the registrant’s Form 10-K for the year ended December 31, 2010 for further information in this regard.

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2011 AND DECEMBER 31, 2010
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	(UNAUDITED)
	2011	2010
ASSETS
Cash and due from banks	$23,327	$20,001
Interest bearing bank balances	75,769	78,649
Federal funds sold	17,826	23,598
Cash and cash equivalents	116,922	122,248
Securities available for sale	281,497	256,520
Loans held for sale	316	1,477
Loans	713,436	725,964
Allowance for loan losses	(10,282)	(9,865)
Net loans	703,154	716,099
Federal Home Loan Bank and Federal Reserve Bank stock	7,037	7,096
Premises and equipment, net	16,334	16,566
Real estate and other property acquired through foreclosure	11,051	11,249
Interest receivable	3,639	3,742
Goodwill	29,875	29,875
Other intangible assets	3,975	4,185
Prepaid FDIC insurance premiums	1,839	2,068
Deferred taxes	10,019	10,743
Other assets	1,422	1,383
Total assets	$1,187,080	$1,183,251

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Non-interest bearing	$226,654	$214,665
Time deposits, $100,000 and over	154,152	158,962
Other interest bearing	615,576	611,664
Total deposits	996,382	985,291
Securities sold under agreements to repurchase	22,475	29,637
Federal Home Loan Bank advances	10,393	12,896
Other borrowed funds	19,668	20,178
Interest payable	875	899
Other liabilities	3,365	2,953
Total liabilities	1,053,158	1,051,854

Stockholders' equity
Preferred stock, no par value; $22,808 liquidation preference,
5% cumulative, 1,000,000 shares authorized; 22,252 shares issued and outstanding	21,868	21,841
Common stock, no par value; 20,000,000 shares authorized;
7,937,143 shares issued and outstanding	71,482	71,465
Retained earnings	40,892	39,526
Accumulated other comprehensive income (loss)	(320)	(1,435)
Total stockholders' equity	133,922	131,397
Total liabilities and stockholders' equity	$1,187,080	$1,183,251

See Accompanying Notes to Consolidated Financial Statements

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended March 31,
	2011	2010
Interest income
Loans, including fees	$10,940	$11,552
Securities available for sale
Taxable	1,936	1,973
Tax-exempt	62	65
Federal funds sold and other	53	27
Total interest income	12,991	13,617

Interest expense
Deposits	1,932	2,223
Repurchase agreements and other	47	43
FHLB advances and other borrowings	263	288
Total interest expense	2,242	2,554

Net interest income	10,749	11,063
Provision for loan losses	520	571
Net interest income after provision for loan losses	10,229	10,492

Non-interest income
Service charges on deposit accounts	888	922
Electronic banking income	449	340
Secondary market mortgage income	88	89
Other	186	166
	1,611	1,517
Non-interest expenses
Salaries and employee benefits	4,031	4,071
Occupancy and equipment expenses	1,236	1,139
Outside data processing	1,207	1,009
Professional fees	260	225
Taxes, other than payroll, property and income	193	256
Write-downs, expenses, sales of other real estate owned, net	84	155
Amortization of intangibles	210	143
Conversion expenses	379	-
FDIC insurance	508	455
Other expenses	1,199	1,057
	9,307	8,510
Income before income taxes	2,533	3,499
Provision for income taxes	862	1,186

Net income	$1,671	$2,313

Preferred stock dividends and accretion	305	332
Net income available to common stockholders	$1,366	$1,981

Net income per share:
Basic	$0.17	$0.25
Diluted	0.17	0.24

See Accompanying Notes to Consolidated Financial Statements

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended March 31,
	2011	2010
Net income	$1,671	$2,313

Other comprehensive income:
Unrealized gains arising during the period	1,689	114
Net change in unrealized gain (loss) on securities	1,689	114
Less tax impact	574	39
Other comprehensive income:	1,115	75

Comprehensive income	$2,786	$2,388

See Accompanying Notes to Consolidated Financial Statements

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	2011	2010
Cash flows from operating activities
Net income	$1,671	$2,313
Adjustments to reconcile net income to net cash from operating activities
Depreciation	376	365
Provision for loan losses	520	571
Amortization (accretion), net	(334)	(836)
OREO writedowns (gains on sales), net	(16)	(31)
Stock compensation expense	17	10
Loans originated for sale	(4,375)	(3,901)
Secondary market loans sold	5,635	3,983
Secondary market income	(88)	(89)
Gain on sale of buildings	-	(81)
Changes in :
Interest receivable	103	221
Other assets	329	1,265
Interest payable	(24)	63
Other liabilities	134	1,305
Net cash from operating activities	3,948	5,158

Cash flows from investing activities
Purchases of securities available for sale	(36,815)	(67,895)
Proceeds from maturities and calls of securities available for sale	13,208	54,934
Redemption of FRB and FHLB stock, (net of purchases)	59	(10)
Net change in loans	12,928	15,739
Purchases of premises and equipment, net	(144)	374
Proceeds from sales of other real estate acquired through foreclosure	359	874
Net cash from investing activities	(10,405)	4,016

Cash flows from financing activities
Net change in deposits	11,244	(13,329)
Common Stock dividends paid	-	(874)
Preferred Stock dividends paid	-	(278)
Net change in short-term Federal Home Loan Bank advances	(2,400)	-
Repayment of Federal Home Loan Bank advances	(41)	(42)
Repayment of other borrowed funds	(510)	(474)
Net change in agreements to repurchase securities	(7,162)	(2,439)
Net cash from financing activities	1,131	(17,436)

Net change in cash and cash equivalents	(5,326)	(8,262)

Cash and cash equivalents at beginning of period	122,248	84,596

Cash and cash equivalents at end of period	$116,922	$76,334

See Accompanying Notes to Consolidated Financial Statements

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	2011	2010
Supplemental disclosures of cash flow information:
Cash paid during period for interest	$2,266	$2,491

Loans transferred to real estate acquired through foreclosure	145	1,264

See Accompanying Notes to Consolidated Financial Statements

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Premier Financial Bancorp, Inc. (the Company) and its wholly owned subsidiaries (the “Banks”):

				March 31, 2011
		Year	Total	Net Income
Subsidiary	Location	Acquired	Assets	Qtr
Citizens Deposit Bank & Trust	Vanceburg, Kentucky	1991	$204,911	$533
Farmers Deposit Bank	Eminence, Kentucky	1996	60,836	18
Ohio River Bank	Ironton, Ohio	1998	97,187	236
* First Central Bank, Inc.	Philippi, West Virginia	1998	136,174	298
* Boone County Bank, Inc.	Madison, West Virginia	1998	181,015	392
* Traders Bank, Inc.	Ravenswood, West Virginia	2008	158,620	144
* Adams National Bank	Washington, DC	2009	271,059	382
* Consolidated Bank & Trust	Richmond, Virginia	2009	71,500	90
Mt. Vernon Financial Holdings, Inc.	Huntington, West Virginia	1999	242	-
Parent and Intercompany Eliminations			5,536	(422)
Consolidated Total			$1,187,080	$1,671

*  Merged to create Premier Bank, Inc. as of the close of business on April 8, 2011.

All significant intercompany transactions and balances have been eliminated.

Recently Issued Accounting Pronouncements

In April 2011, the FASB amended existing guidance for assisting a creditor in determining whether a restructuring is a troubled debt restructuring.  The amendments clarify the guidance for a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. With regard to determining whether a concession has been granted, the ASU clarifies that creditors are precluded from using the effective interest method to determine whether a concession has been granted. In the absence of using the effective interest method, a creditor must now focus on other considerations such as the value of the underlying collateral, evaluation of other collateral or guarantees, the debtor’s ability to access other funds at market rates, interest rate increases and whether the restructuring results in a delay in payment that is insignificant.   This guidance is effective for interim and annual reporting periods beginning after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.  For purposes of measuring impairment on newly identified troubled debt restructurings, the amendments should be applied prospectively for the first interim or annual period beginning on or after June 15, 2011.  The adoption of this guidance is not expected to have a material effect on the Company’s results of operations or financial position.

.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  2 –SECURITIES

Amortized cost and fair value of investment securities, by category, at March 31, 2011 are summarized as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
Mortgage-backed securities
U. S. agency MBS - residential	$33,424	$1,886	$-	$35,310
U. S. agency CMO’s - residential	186,352	613	(3,884)	183,081
Total mortgage-backed securities of government sponsored agencies	219,776	2,499	(3,884)	218,391
U. S. government sponsored agency securities	46,906	58	(583)	46,381
Obligations of states and political subdivisions	9,955	217	(30)	10,142
Other securities	5,345	1,239	(1)	6,583
Total available for sale	$281,982	$4,013	$(4,498)	$281,497

Amortized cost and fair value of investment securities, by category, at December 31, 2010 are summarized as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
Mortgage-backed securities
U. S. agency MBS - residential	$36,798	$1,922	$-	$38,720
U. S. agency CMO’s - residential	153,502	670	(5,388)	148,784
Total mortgage-backed securities of government sponsored agencies	190,300	2,592	(5,388)	187,504
U. S. government sponsored agency securities	52,912	154	(639)	52,427
Obligations of states and political subdivisions	10,152	196	(42)	10,306
Other securities	5,330	954	(1)	6,283
Total available for sale	$258,694	$3,896	$(6,070)	$256,520

.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  2–SECURITIES - continued

The amortized cost and fair value of securities at March 31, 2011 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available for sale
Due in one year or less	$6,732	$6,752
Due after one year through five years	13,927	14,021
Due after five years through ten years	37,771	37,457
Due after ten years	2,684	3,430
Corporate preferred securities	1,092	1,446
Mortgage-backed securities of government sponsored agencies	219,776	218,391
Total available for sale	$281,982	$281,497

Securities with unrealized losses at March 31, 2011 aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. government sponsored agency securities	$22,280	$(583)	$-	$-	$22,280	$(583)
Obligations of states and political subdivisions	2,241	(30)	-	-	2,241	(30)
U.S. government sponsored agency CMO-residential	907	(13)	-	-	907	(13)
U.S. agency CMO-residential	149,989	(3,871)			149,989	(3,871)
Other securities	443	(1)	-	-	443	(1)

Total temporarily impaired	$175,860	$(4,498)	$-	$-	$175,860	$(4,498)

.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  2–SECURITIES - continued

Securities with unrealized losses at December 31, 2010 aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. government sponsored agency securities	$28,724	$(639)	$-	$-	$28,724	$(639)
Obligations of states and political subdivisions	1,987	(42)	-	-	1,987	(42)
U.S. government sponsored agency CMO-residential	1,012	(10)			1,012	(10)
U.S. agency CMO-residential	129,647	(5,378)			129,647	(5,378)
Other securities	443	(1)	-	-	443	(1)

Total temporarily impaired	$161,813	$(6,070)	$-	$-	$161,813	$(6,070)

The investment portfolio is predominately high quality interest-bearing debt securities with defined maturity dates backed by the U.S. Government or Government sponsored entities.  The unrealized losses at March 31, 2011 and December 31, 2010 are price changes resulting from changes in the interest rate environment and are not considered to be other than temporary declines in the value of the securities.  Their fair value is expected to recover as the bonds approach their maturity date and/or market conditions improve.

NOTE  3 - LOANS

Major classifications of loans at March 31, 2011 and December 31, 2010 are summarized as follows:

	2011	2010
Commercial, secured by real estate	$326,364	$319,048
Commercial, other	77,788	82,591
Real estate construction	38,129	48,213
Residential real estate, including home equity	229,681	233,513
Agricultural	2,484	2,564
Consumer	31,682	32,926
Other	7,308	7,109
	$713,436	$725,964

.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

Activity in the allowance for loan losses by portfolio segment for the three months ending March 31, 2011 was as follows:

Loan Class	Balance Dec 31, 2010	Provision for loan losses	Loans charged-off	Recoveries	Balance March 31, 2011

Residential real estate	$2,666	$168	$80	$6	$2,760
Multifamily real estate	252	51	-	-	303
Commercial real estate:
Owner occupied	1,141	115	-	2	1,258
Non owner occupied	1,644	267	16	1	1,896
Commercial and industrial	2,421	(151)	16	8	2,262
Consumer	366	23	28	25	386
All other	1,375	47	40	35	1,417
Total	$9,865	$520	$180	$77	$10,282

Changes in the allowance for loan losses for the three months ended March 31, 2010 are as follows:
Three Months Ended March 31, 2010
Balance, beginning of period	$7,569
Gross charge-offs	(205)
Recoveries	133
Provision for loan losses	571
Balance, end of period	$8,068

The following table sets forth information with respect to the Company’s nonperforming loans at March 31, 2011 and December 31, 2010.
	2011	2010
Non-accrual loans	$54,834	$47,131
Accruing loans which are contractually past due 90 days or more	324	414
Restructured loans	403	2,639
Total	$55,561	$50,184

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of March 31, 2011 and December 31, 2010.  The recorded investment in non-accrual loans is less than the principal owed on non-accrual loans due to discounts applied to the carrying value of the loan at time of their acquisition and interest payments made by the borrower which have been used to reduce the recorded investment in the loan rather than recognized as interest income.

March 31, 2011	Principal Owed on Non-accrual Loans	Recorded Investment in Non-accrual Loans	Loans Past Due Over 90 Days, still accruing

Residential real estate	$4,142	$3,890	$244
Multifamily real estate	9,538	8,594	0
Commercial real estate
Owner occupied	12,176	10,883	0
Non owner occupied	10,563	9,900	0
Commercial and industrial	8,146	7,788	75
Consumer	43	42	5
All other	13,740	13,737	0
Total	$58,348	$54,834	$324

December 31, 2010	Principal Owed on Non-accrual Loans	Recorded Investment in Non-accrual Loans	Loans Past Due Over 90 Days, still accruing

Residential real estate	$4,845	$3,764	$80
Multifamily real estate	6,764	4,742	-
Commercial real estate
Owner occupied	12,680	10,493	-
Non owner occupied	14,624	12,081	-
Commercial and industrial	7,939	5,813	319
Consumer	15	15	15
All other	14,805	10,223	-
Total	$61,672	$47,131	$414

Nonaccrual loans and impaired loans are defined differently. Some loans may be included in both categories, and some may only be included in one category. Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

.

 PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

The following table presents the aging of the recorded investment in past due loans as of  March 31, 2011 by class of loans:
Loan Class	Total Loans	30-89 Days Past Due	Greater than 90 days past due	Total Past Due	Loans Not Past Due

Residential real estate	$229,681	$6,550	$2,492	$9,042	$220,639
Multifamily real estate	40,043	1,333	6,177	7,510	32,533
Commercial real estate:
Owner occupied	109,923	7,868	3,201	11,069	98,854
Non owner occupied	161,095	4,322	6,536	10,858	150,237
Commercial and industrial	77,788	293	7,176	7,469	70,319
Consumer	31,682	340	31	371	31,311
All other	63,224	927	12,953	13,880	49,344
Total	$713,436	$21,633	$38,566	$60,199	$653,237

The following table presents the aging of the recorded investment in past due loans as of December 31, 2010 by class of loans:
Loan Class	Total Loans	30-89 Days Past Due	Greater than 90 days past due	Total Past Due	Loans Not Past Due

Residential real estate	$233,513	$5,902	$2,266	$8,168	$225,345
Multifamily real estate	41,037	4,471	2,140	6,611	34,426
Commercial real estate:
Owner occupied	106,924	5,638	5,797	11,435	95,489
Non owner occupied	155,839	1,141	6,907	8,048	147,791
Commercial and industrial	82,591	1,216	5,965	7,181	75,410
Consumer	32,926	395	29	424	32,502
All other	73,134	4,852	10,203	15,055	58,079
Total	$725,964	$23,615	$33,307	$56,922	$669,042

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2011:

	Allowance for Loan Losses			Loan Balances
Loan Class	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total

Residential real estate	$120	$2,640	$2,760	$318	$229,363	$229,681
Multifamily real estate	-	303	303	8,594	31,449	40,043
Commercial real estate:
Owner occupied	200	1,058	1,258	11,687	98,236	109,923
Non-owner occupied	538	1,358	1,896	10,192	150,903	161,095
Commercial and industrial	1,266	996	2,262	8,215	69,573	77,788
Consumer	19	367	386	38	31,644	31,682
All other	394	1,023	1,417	14,036	49,188	63,224
Total	$2,537	$7,745	$10,282	$53,080	$660,356	$713,436

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

The following table presents loans individually evaluated for impairment by class of loans as of March 31, 2011:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
With no related allowance recorded:
Residential real estate	$-	$-	$-	$5	$-	$-
Multifamily real estate	10,799	8,594	-	6,668	-	-
Commercial real estate
Owner occupied	10,453	8,621	-	8,671	-	-
Non owner occupied	10,592	8,347	-	6,726	3	4
Commercial and industrial	4,617	3,429	-	3,633	148	148
All other	14,058	9,278	-	9,283	-	-
	50,519	38,269	-	34,986	151	152
With an allowance recorded:
Residential real estate	$319	$318	$120	$258	$2	$2
Commercial real estate
Owner occupied	3,507	3,066	200	3,119	13	14
Non owner occupied	2,297	1,845	538	4,480	4	3
Commercial and industrial	5,976	4,786	1,266	4,746	25	26
Consumer	38	38	19	41	1	1
All other	4,760	4,758	394	3,460	6	9
	16,897	14,811	2,537	16,104	51	55
Total	$67,416	$53,080	$2,537	$51,090	$202	$207

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2010:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Residential real estate	$207	$10	$-
Multifamily real estate	6,764	4,742	-
Commercial real estate
Owner occupied	10,437	8,720
Non owner occupied	6,338	5,105	-
Commercial and industrial	5,043	3,837	-
All other	13,868	9,289	-
	42,657	31,703	-
With an allowance recorded:
Residential real estate	$197	$197	$48
Commercial real estate
Owner occupied	3,596	3,172	280
Non owner occupied	8,484	7,115	619
Commercial and industrial	5,891	4,707	1,389
Consumer	43	43	23
All other	2,165	2,163	163
	20,376	17,397	2,522
Total	$63,033	$49,100	$2,522

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

Credit Quality Indicators:

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as:  current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.  The Company analyzes loans individually by classifying the loans as to credit risk.  This analysis includes non-homogeneous loans, such as commercial and commercial real estate loans.  This analysis is performed on a monthly basis.  The Company uses the following definitions for risk ratings:

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

As of March 31, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

Loan Class	Pass	Special Mention	Substandard	Doubtful	Total Loans

Residential real estate	$206,226	$11,548	$11,589	$318	$229,681
Multifamily real estate	23,962	6,363	9,718	-	40,043
Commercial real estate:
Owner occupied	83,020	9,084	17,434	385	109,923
Non-owner occupied	143,494	2,917	14,684	-	161,095
Commercial and industrial	56,515	12,968	8,220	85	77,788
Consumer	31,233	299	112	38	31,682
All other	43,716	5,343	13,597	568	63,224
Total	$588,166	$48,522	$75,354	$1,394	$713,436

As of December 31, 2010, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

Loan Class	Pass	Special Mention	Substandard	Doubtful	Total Loans

Residential real estate	$210,519	$13,696	$9,091	$207	$233,513
Multifamily real estate	24,231	5,955	10,851	-	41,037
Commercial real estate:
Owner occupied	79,147	11,024	16,373	380	106,924
Non-owner occupied	136,019	3,086	16,734	-	155,839
Commercial and industrial	56,842	17,112	8,524	113	82,591
Consumer	32,537	233	113	43	32,926
All other	57,106	4,336	11,119	573	73,134
Total	$596,401	$55,442	$72,805	$1,316	$725,964

 PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  4 – FEDERAL HOME LOAN BANK ADVANCES

The Banks own stock of the Federal Home Loan Bank (FHLB) of Cincinnati, Ohio, the FHLB of Pittsburgh, Pennsylvania, and the FHLB of Atlanta, Georgia. This stock allows the Banks to borrow advances from the FHLB.

Advances from the FHLB at March 31, 2011 and December 31, 2010 were as follows:

	2011	2010
Payments due at maturity in March 2012, fixed rate at 1.81%	$10,229	$10,291
Payments due monthly with maturities from November 2011 to July 2012, fixed rates from 4.10% to 4.40%, averaging 4.26%	164	205
Overnight borrowed funds	-	2,400
	$10,393	$12,896

Advances are secured by the FHLB stock, certain pledged investment securities and substantially all single family first mortgage loans of the participating Banks.  Scheduled principal payments due on advances during the five years subsequent to March 31, 2011 are as follows:

2011 (remaining nine months)	$306
2012	10,087
2013	-
2014	-
2015	-
Thereafter	-
$10,393

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  5 - STOCKHOLDERS’ EQUITY AND REGULATORY MATTERS

The Company’s principal source of funds for dividend payments to shareholders is dividends received from the subsidiary Banks.  Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies.  Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, as defined, combined with the retained net profits of the preceding two years, subject to the capital requirements and additional restrictions as discussed below.  During 2011 the Banks could, without prior approval, declare dividends of approximately $1.3 million plus any 2011 net profits retained to the date of the dividend declaration.

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

These quantitative measures established by regulation to ensure capital adequacy require the Company and Banks to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of March 31, 2011, that the Company and the Banks meet all quantitative capital adequacy requirements to which they are subject.

Shown below is a summary of regulatory capital ratios for the Company:
	Mar 31, 2011	December 31, 2010	Regulatory Minimum Requirements	To Be Considered Well Capitalized
Tier I Capital (to Risk-Weighted Assets)	14.5%	14.1%	4.0%	6.0%
Total Capital (to Risk-Weighted Assets)	15.8%	15.3%	8.0%	10.0%
Tier I Capital (to Average Assets)	8.7%	8.5%	4.0%	5.0%

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

As of March 31, 2011, the most recent notification from each of the Banks’ primary Federal regulators categorized the subsidiary Banks as well capitalized under the regulatory framework for prompt corrective action, except Adams National Bank.  To be categorized as well capitalized, the Banks must maintain minimum Total risk-based, Tier I risk-based and Tier I leverage ratios as

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  5 - STOCKHOLDERS’ EQUITY AND REGULATORY MATTERS - continued

set forth in the preceding table.  There are no conditions or events since that notification that management believes have changed the Banks’ categories.  Adams National Bank is subject to a written agreement with the OCC and is required to maintain minimum capital ratios in excess of the ratios required to be defined as well capitalized under the framework for prompt corrective action.  This requirement means that the bank may not be deemed to be well capitalized while the written agreement is in effect.  At March 31, 2011, Adams National Bank’s capital ratios met or exceeded the minimum capital ratios required by its written agreement with the OCC.

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

The dividend rights of holders of Premier’s common shares are also qualified and subject to the dividend rights of holders of Premier’s Series A Preferred Shares.  Premier has not paid the November 15, 2010 and February 15, 2011 quarterly dividends on its Series A Preferred Shares due to restrictions placed on it by the Federal Reserve Board of Governors in conjunction with the July 29, 2010 Written Agreement between Consolidated Bank & Trust and the FRB.  Until such dividends are paid on the Series A Preferred Shares, dividends to holders of Premier’s common shares will also be prohibited.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  6 – PREFERRED STOCK

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

The Series A Preferred Stock is non-voting, but has class voting rights on (i) any authorization or issuance of shares ranking senior to the Series A Preferred Stock; (ii) any amendment to the rights of the Series A Preferred Stock; or (iii) any merger, consolidation, share exchange, reclassification or similar transaction which would adversely affect the rights of the Series A Preferred Stock.  In the event that the cumulative dividends described above are not paid in full for an aggregate of six dividend periods or more, whether or not consecutive, the authorized number of directors of Premier would automatically be increased by two and the holders of the Series A Preferred Stock would have the right to elect two directors.  The right to elect directors would end when dividends have been paid in full for four consecutive dividend periods. As previously disclosed, through April 30, 2011, Premier has deferred two dividend payments on the Series A Preferred Stock as a result of the Federal Reserve Board’s refusal to approve the dividends under a Written Agreement dated July 29, 2010, among Consolidated Bank and Trust Company, a wholly owned subsidiary of Premier; the Federal Reserve Bank of Richmond, the Virginia State Corporation Commission Bureau of Financial Institutions and Premier.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  6 – PREFERRED STOCK - continued

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

On March 16, 2011, 102,000 incentive stock options were granted out of the 2002 Employee Stock Option Plan at an exercise price of $6.95, the closing market price of Premier on the grant date.  These options vest in three equal annual installments ending on March 16, 2014.  On March 17, 2010, 47,700 incentive stock options were granted out of the 2002 Plan at an exercise price of $8.90.  These options vest in three equal annual installments ending on March 17, 2013.  On February 18, 2009, 47,100 incentive stock options were granted out of the 2002 Plan at an exercise price of $6.55.  These options vest in three equal annual installments ending on February 18, 2012.

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

	2011	2010	2009
Risk-free interest rate	3.58%	3.65%	2.74%
Expected option life (yrs)	10.00	10.00	10.00
Expected stock price volatility	30.01%	24.67%	19.26%
Dividend yield	4.03%	4.94%	6.72%
Weighted average fair value of options granted during the year	$1.63	$1.41	$0.37

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  7– STOCK COMPENSATION EXPENSE - continued

The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield in effect at the time of the grant.  The expected option life was estimated since there has been little option exercise history.  The expected stock price volatility is based on historical volatilities of the Company’s common stock.  The dividend yield was estimated using historical dividends and dividend yields since at the time of the option grant the Company is restricted from paying dividends by its primary regulator.

Compensation expense of $17,000 was recorded for the first three months of 2011 while $10,000 was recorded for the first three months of 2010.  Stock-based compensation expense is recognized ratably over the requisite service period for all awards. Unrecognized stock-based compensation expense related to stock options totaled $180,000 at March 31, 2011. This unrecognized expense is expected to be recognized over the next 35 months based on the vesting periods of the options.

A summary of the Company’s stock option activity and related information is presented below for the three months ended March 31:

	- - - - - - 2011 - - - - - -		- - - - - - 2010 - - - - - -
		Weighted Average Exercise		Weighted Average Exercise
	Options	Price	Options	Price
Outstanding at beginning of year	255,649	$10.77	212,449	$11.18
Grants	102,000	6.95	47,700	8.90
Exercises	-	-	-	-
Forfeitures or expired	-	-	-	-
Outstanding at March 31,	357,649	$9.68	260,149	$10.76

Exercisable at March 31,	209,996		167,203
Weighted average remaining life of options outstanding	7.2		7.1
Weighted average fair value of options granted during the year	$1.63		$1.41

Options outstanding at period-end are expected to fully vest.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  7 – STOCK COMPENSATION EXPENSE - continued

Additional information regarding stock options outstanding and exercisable at March 31, 2011, is provided in the following table:

	- - - - - - - - Outstanding - - - - - - - -			- - - - - - - - Currently Exercisable - - - - - - - -
Range of Exercise Prices	Number	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value

$6.50 to $10.00	231,216	$7.53	$41	83,563	5.6	$7.93	$17
$10.01 to $12.50	28,333	11.62	-	28,333	3.8	11.62	-
$12.51 to $15.00	70,600	13.47	-	70,600	6.4	13.46	-
$15.01 to $17.50	27,500	16.00	-	27,500	4.9	16.00	-
Outstanding - Mar 31, 2011	357,649	9.68	$41	209,996	5.6	11.34	$17

NOTE  8 – EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the earnings per common share and earnings per common share assuming dilution computations for the three months ended March 31, 2011 and 2010 is presented below:

	Three Months Ended March 31,
	2011	2010
Basic earnings per share
Income available to common stockholders	$1,366	$1,981
Weighted average common shares outstanding	7,937	7,937
Earnings per share	$0.17	$0.25

Diluted earnings per shares
Income available to common stockholders	$1,366	$1,981
Weighted average common shares outstanding	7,937	7,937
Add dilutive effects of potential additional common stock	143	202
Weighted average common and dilutive potential common shares outstanding	8,080	8,139
Earnings per share assuming dilution	$0.17	$0.24

Stock options for 311,049 and 213,049 shares of common stock were not considered in computing diluted earnings per share for the three months ended March 31, 2011 and 2010 because they were antidilutive.

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  9 – FAIR VALUE - continued

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at March 31, 2011Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale
Mortgage-backed securities
U. S. agency MBS - residential	$35,310	$-	$35,310	$-
U. S. agency CMO’s - residential	183,081	-	183,081	-
Total mortgage-backed securities of government sponsored agencies	218,391	-	218,391	-
U. S. government sponsored agency securities	46,381	-	46,381	-
Obligations of states and political subdivisions	10,142	-	10,002	140
Other securities	6,583	-	6,583	-
Total available for sale	$281,497	$-	$281,357	$140

		Fair Value Measurements at December 31, 2010 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale
Mortgage-backed securities
U. S. agency MBS - residential	$38,720	$-	$38,720	$-
U. S. agency CMO’s - residential	148,784	-	148,784	-
Total mortgage-backed securities of government sponsored agencies	187,504	-	187,504	-
U. S. government sponsored agency securities	52,427	-	52,427	-
Obligations of states and political subdivisions	10,306	-	10,166	140
Other securities	6,283	-	6,283	-
Total available for sale	$256,520	$-	$256,380	$140

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  9 – FAIR VALUE - continued

The carrying amounts and estimated fair values of financial instruments at March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and due from banks	$99,096	$99,096	$98,650	$98,650
Federal funds sold	17,826	17,826	23,598	23,598
Securities available for sale	281,497	281,497	256,520	256,520
Loans held for sale	316	316	1,477	1,477
Loans, net	703,154	708,810	716,099	715,992
Federal Home Loan Bank and Federal Reserve Bank stock	7,037	n/a	7,096	n/a
Interest receivable	3,639	3,639	3,742	3,742

Financial liabilities
Deposits	$(996,382)	$(996,667)	$(985,291)	$(986,261)
Securities sold under agreements to repurchase	(22,475)	(22,475)	(29,637)	(29,637)
Federal Home Loan Bank advances	(10,393)	(10,509)	(12,896)	(13,045)
Other borrowed funds	(19,668)	(19,638)	(20,178)	(20,148)
Interest payable	(875)	(875)	(899)	(899)

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  9 – FAIR VALUE - continued

Other real estate owned (OREO):  The fair value of OREO is based on appraisals less cost to sell at the date of foreclosure.  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value.  Valuations are periodically performed by management and the assets are carried at fair value, less cost to sell.

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at March 31, 2011 Using
	March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$12,274	$-	$-	$12,274
Other real estate owned
Residential Real Estate	$928	$-	$-	$928
Multifamily Real Estate	3,376	-	-	3,376
Commercial Real Estate
Owner Occupied	274	-	-	274
Non-owner Occupied	2,542	-	-	2,542
Commercial and Industrial	66	-	-	66
All Other	3,865	-	-	3,865
Total OREO	11,051	$-	$-	11,051

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  9 – FAIR VALUE - continued

		Fair Value Measurements at December 31, 2010 Using
	Dec 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired Loans	$14,875	$-	$-	$14,875
Other real estate owned
Residential Real Estate	$818	$-	$-	$818
Multifamily Real Estate	3,385	-	-	3,385
Commercial Real Estate
Owner Occupied	352	-	-	352
Non-owner Occupied	2,778	-	-	2,778
Commercial and Industrial	66	-	-	66
All Other	3,850	-	-	3,850
Total OREO	$11,249	$-	$-	$11,249

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $14,811,000 at March 31, 2011 with a valuation allowance of $2,537,000 and a carrying amount of $17,397,000 at December 31, 2010 with a valuation allowance of $2,522,000, resulting in a provision for loan losses of $15,000 for the three months ended March 31, 2011, compared to a $173,000 provision for loan losses for the three months ended March 31, 2010.  The detail of impaired loans by loan class is contained in Note 3 above.
Other real estate owned measured at fair value less costs to sell, had a net carrying amount of $11,051, which is made up of the outstanding balance of $11,747, net of a valuation allowance of $696 at March 31, 2011, resulting in write downs of $286 for the three months ended March 31, 2011.  At December 31, 2010, other real estate owned had a net carrying amount of 11,249, made up of the outstanding balance of $11,659, net of a valuation allowance of $410.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  10 – SUBSEQUENT EVENTS

On April 8, 2011, Premier consummated the merger of five of its subsidiary banks to form Premier Bank, Inc., an $820 million West Virginia chartered bank with 23 locations in West Virginia, Virginia, Washington, the District of Columbia and Maryland.  Premier filed applications with state and federal banking regulatory authorities in September 2010 to merge two of its wholly owned West Virginia banks (First Central Bank and Traders Bank) and the two subsidiary banks obtained via the acquisition of Abigail Adams National Bancorp (Adams National Bank and Consolidated Bank & Trust) with and into Boone County Bank, also a West Virginia chartered bank under the name “Premier Bank, Inc.”  In the first quarter of 2011, Premier received the required approvals from all federal and state banking regulatory authorities to go ahead with its plans.  As of the close of business on Friday, April 8, 2011, the five banks were merged to form Premier Bank, Inc.

With the surrender of the Adams National Bank charter as part of the merger to form Premier Bank, the October 1, 2008 Written Agreement between Adams National Bank and the OCC ceased to have any future effect on the Company or Premier Bank.

On April 19, 2011, Premier submitted a request to the FRB for written approval from the FRB and the Director of the Division of Banking Supervision and Regulation of the Board of Governors to declare and pay its quarterly dividend obligation to the U.S. Treasury due on May 15, 2011 and the two dividends in arrears due on November 15, 2010 and February 15, 2011, respectively.  On May 13, 2011, Premier received notice from the FRB that the Director of the Division of Banking Supervision and Regulation of the Board of Governors approved Premier’s request to pay all current and deferred cash dividends on its Series A, Fixed Rate Cumulative Perpetual Preferred Stock as Premier had requested.  The dividends were paid as scheduled on May 16, 2011.  See Note 6 for additional details on Premier’s Series A, Fixed Rate Cumulative Perpetual Preferred Stock.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
MARCH 31, 2011

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

Net income for the three months ended March 31, 2011 was $1,671,000, or $0.17 per share, compared to net income of $2,313,000, or $0.25 per share for the three months ended March 31, 2010.  The decrease in income in 2011 is largely due to increased data processing and conversion expenses as well as decreases in interest income exceeding decreases in interest expense.  The annualized returns on common shareholders’ equity and average assets were approximately 4.90% and 0.56% for the three months ended March 31, 2011 compared to 7.29% and 0.85% for the same period in 2010.

Net interest income for the three months ended March 31, 2011 totaled $10.75 million, down $314,000, or 2.8%, from the $11.06 million of net interest income earned in the first three months of 2010.  Interest income in 2011 decreased by $626,000, or 4.6%, largely due to a $612,000 decrease in interest income on loans.  Interest income on loans decreased due to lower average yields earned even as the volume of outstanding loans increased.  The lower average yield earned on loans was made worse by an increase in loans placed on non-accrual status during the quarter whereby the accrued interest on these loans was reversed against the current year’s loan interest income.  Interest earned on investments decreased by $40,000 due to lower average yields even though on a higher average volume of investments.  Interest earned on federal funds sold and interest bearing bank balances increased by $26,000 largely due to a higher average volume of assets held in this category.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
MARCH 31, 2011

Partially offsetting the decrease in interest income, interest expense decreased in total during the first three months of 2011 by $312,000, or 12.2%, when compared to the same three months of 2010.  Interest expense on deposits decreased by $291,000, or 13.1%, largely due to a continuing decrease in the rates paid on deposits, although on a higher average balance of deposits outstanding.  Interest expense on repurchase agreements and other short-term borrowings increased by $4,000, largely due to a higher average balance outstanding.  Interest expense on FHLB advances decreased by $89,000, due to a decrease in the average balance outstanding and the average rate paid due to the payoff of higher rate borrowings at maturity during the second quarter of 2010.  Interest expense on other borrowings increased by $64,000 in the first three months of 2011 compared to the first three months of 2010, largely due to an increase in borrowings in during the third quarter of 2010 at a slightly higher cost.  The Board of Governors’ policy to reduce the federal funds rate to nearly zero, coupled with the U.S. Treasury actively buying investment securities, has significantly reduced the yield on much of Premier’s earning assets, including investments, federal funds sold and variable rate loans.  Premier has tried to offset some of the lower interest income by lowering the rates paid on its deposits and repurchase agreements with customers.  However, the lower yield on the loans and investments, coupled with the higher rates paid on other borrowings, have combined to reduce Premier’s overall net interest margin.  Premier’s net interest margin in the first three months of 2011 was 3.99% compared to 4.47% for the same period in 2010.  A portion of the interest income on loans is the result of recognizing into interest income the remaining fair value discount on a note acquired via a business acquisition if that note was fully paid-off during the quarter.  These events cannot be predicted with certainty and may positively or negatively affect interest income on loans in future months.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
MARCH 31, 2011

Additional information on Premier’s net interest income for the first quarter of 2011 and first quarter of 2010 is contained in the following table.

PREMIER FINANCIAL BANCORP, INC.
AVERAGE CONSOLIDATED BALANCE SHEETS
AND NET INTEREST INCOME ANALYSIS

	Three Months Ended March 31, 2011			Three Months Ended March 31, 2010
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
Assets
Interest Earning Assets
Federal funds sold and other	$100,033	$53	0.21%	$63,229	$27	0.17%
Securities available for sale
Taxable	265,971	1,936	2.91	240,846	1,973	3.28
Tax-exempt	8,375	62	4.49	8,468	65	4.65
Total investment securities	274,346	1,998	2.96	249,314	2,038	3.32
Total loans	718,778	10,940	6.17	692,382	11,552	6.77
Total interest-earning assets	1,093,157	12,991	4.82%	1,004,925	13,617	5.50%
Allowance for loan losses	(10,021)			(7,679)
Cash and due from banks	24,339			20,201
Other assets	80,086			76,158
Total assets	$1,187,561			$1,093,605

Liabilities and Equity
Interest-bearing liabilities
Interest-bearing deposits	$772,265	1,932	1.01	$735,364	2,223	1.23
Short-term borrowings	27,306	47	0.70	24,033	43	0.73
FHLB advances	11,116	47	1.71	14,888	136	3.70
Other borrowings	19,897	216	4.40	15,779	152	3.91
Total interest-bearing liabilities	830,584	2,242	1.09%	790,064	2,554	1.31%
Non-interest bearing deposits	219,751			168,852
Other liabilities	3,924			4,350
Shareholders’ equity	133,302			130,339
Total liabilities and equity	$1,187,561			$1,093,605

Net interest earnings		$10,749			$11,063
Net interest spread			3.73%			4.19%
Net interest margin			3.99%			4.47%

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
MARCH 31, 2011

Non-interest income increased by $94,000, or 6.2%, to $1,611,000 for the first three months of 2011 compared to the same three months of 2010.  Service charges on deposit accounts decreased by $34,000, or 3.7%, and secondary market mortgage income remained relatively unchanged at $88,000 in 2011 compared to $89,000 in the first three months of 2010.  These decreases were more than offset by a $109,000, or 32.1%, increase in electronic banking income (income from debit/credit cards, ATM fees and internet banking charges) and a $20,000 increase in other non-interest income.  Electronic banking income increased largely due to continued increases in Premier’s deposit customer base and customers’ greater propensity to use electronic means to conduct their banking business.  Premier’s conversion to a more modern banking software system in 2005 has allowed Premier to offer more electronic banking services and made it easier for customers to conduct their banking electronically.

Non-interest expenses for the first quarter of 2011 totaled $9,307,000, or 3.18% of average assets on an annualized basis, compared to $8,510,000, or 3.16% of average assets for the same period of 2010.  The $797,000 increase in non-interest expenses in 2011 when compared to the first quarter of 2010 is largely due to $379,000 of conversion expenses incurred during 2011, as Premier is changing its operating and customer delivery systems to a more unified platform to be completed in the third quarter of 2011.  Also contributing to the increase in non-interest expenses in 2011 was a $198,000, or 19.6%, increase in data processing expenses, a $97,000, or 8.5%, increase in occupancy and equipment expenses, a $53,000, or 11.6% increase in FDIC insurance expense, a $92,000 increase in loan collection expenses, a $35,000 increase in professional fees and a $67,000 increase in core deposit amortization expense.  Data processing expense has increased due to higher rates charged by Premier’s data providers and an increase in the number accounts processed.  Occupancy and equipment expense increased largely due to $81,000 in gains on the sale of three buildings in the first quarter of 2010 which served to reduce the reported expense for that period.  FDIC insurance expense increased largely due to an increase in the assessed deposit base, resulting in part from the four branches acquired in the third quarter of 2010, while core deposit amortization expense increased due to the core deposit intangible assets associated with the same branch purchase in 2010. These expense increases were partially offset by a $40,000, or 1.0%, decrease in staff costs, a $63,000, or 24.6%, decrease in non-income based taxes, and a $71,000, or 45.8%, decrease in other real estate owned expenses.

Income tax expense was $862,000 for the first three months of 2011 compared to $1,186,000 for the first three months of 2010.  The effective tax rate for the three months ended March 31, 2011 was 34.0% compared to the 33.9% effective tax rate for the same period in 2010.  The decrease in income tax expense can be primarily attributed to the decrease in pre-tax income detailed above.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
MARCH 31, 2011

B.         Financial Position

Total assets at March 31, 2011 increased by $3.8 million to just over $1.187 billion from the $1.183 billion at December 31, 2010.  Likewise, earning assets increased by $3.7 million from the $1.092 billion at year-end 2010 to end the quarter at $1.096 billion.  The increase in earning assets was largely due to an increase in securities available for sale partially offset by a decrease in total loans outstanding (see below).

Cash and due from banks at March 31, 2011 was $23.3 million, a $3.3 million increase from the $20.0 million at December 31, 2010.  Interest bearing bank balances decreased by $2.9 million from the $78.6 million reported at December 31, 2010.  While federal funds sold decreased by $5.8 million to $17.8 million at March 31, 2011.   Changes in these highly liquid assets are generally in response to increases in deposits, the demand for deposit withdrawals or the funding of loans or investment purchases and are part of Premier’s management of its liquidity and interest rate risks.  The decrease in interest bearing bank balances plus the decrease in federal funds sold during the first three months of 2011 was largely in response to fund an increase in securities available for sale during that time.

Securities available for sale totaled $281.5 million at March 31, 2011, a $25.0 million increase from the $256.5 million at December 31, 2010.  The increase was largely due to the investment of surplus funds from the repayment or complete payoff of loans in the first quarter exceeding new loan volume plus additional funds from the net growth in deposits during the quarter.  During the first quarter of 2011, Premier used some of its surplus liquid assets to purchase bonds in the short- to mid-term maturity range in an effort to improve its overall yield on earning assets without unduly increasing interest rate risk.  The investment portfolio is predominately high quality residential mortgage backed securities backed by the U.S. Government or Government sponsored agencies.  The unrealized losses at March 31, 2011 and December 31, 2010 are believed to be price changes resulting from increases in the long-term interest rate environment and management anticipates receiving all principal and interest on these investments as they come due.  Additional details on investment activities can be found in the Consolidated Statements of Cash Flows.

Total loans at March 31, 2011 were $713.4 million compared to $726.0 million at December 31, 2010, a decrease of approximately $12.6 million.  The decrease in loans was largely due to loan payoffs and principal payments which more than offset sluggish loan demand during the first quarter of 2011.

Deposits totaled $996.4 million as of March 31, 2011, an $11.1 million increase from the $985.3 million in deposits at December 31, 2010.  The overall increase in deposits is largely due to a $12.0 million increase in non-interest bearing deposits.   Interest bearing time deposits $100,000 and over decreased by $4.8 million during the first quarter of 2011.  This decrease was partially offset by a $3.9 million increase in all other interest bearing deposits.  Contrary to the growth in total deposits, repurchase agreements with corporate and public entity customers decreased in the first quarter of 2011, declining by $7.2 million to $22.5 million as of March 31, 2011.

Federal Home Loan Bank (FHLB) advances declined by $2.5 million in the first three months of 2011 due to regularly scheduled principal payments and Premier’s bank subsidiaries repaying the $2.4 million of overnight FHLB borrowing they had outstanding at December 31, 2010.  Other borrowed funds decreased by $510,000 during the first quarter of 2011 due to regularly scheduled principal payments plus accelerated principal payments.  See Note 4 to the consolidated financial statements for additional information on the Company’s outstanding FHLB advances.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
MARCH 31, 2011

    The following table sets forth information with respect to the Company’s nonperforming assets at March 31, 2011 and December 31, 2010.

	(In Thousands)
	2011	2010
Non-accrual loans	$54,834	$47,131
Accruing loans which are contractually past due 90 days or more	324	414
Restructured	403	2,639
Total non-performing loans	55,561	50,184
Other real estate acquired through foreclosure (OREO)	11,051	11,249
Total non-performing assets	$66,612	$61,433

Non-performing loans as a percentage of total loans	7.79%	6.91%

Non-performing assets as a percentage of total assets	5.61%	5.19%

Total non-performing loans have increased since year-end, largely due to an increase in non-accrual loans.  During the first quarter of 2011, four large loan relationships totaling approximately $10.7 million were placed on non-accrual status and processes put into place to begin foreclosure due to the borrowers’ inability to continue to service their loans.  Any accrued interest on these loans was reversed against current year interest income on loans.  The total $12.5 million of loans placed on non-accrual status during the quarter was partially offset by approximately $4.8 million of payments and payoffs received on non-accrual loans.  The change in other real estate owned is largely due to the foreclosure of approximately $145,000 of non-accrual loans partially offset by sales of $57,000 of OREO properties and OREO write downs of $286,000.  The significant level of non-accrual loans and OREO is due to the non-performing assets that came with the acquisition of Abigail Adams and its two subsidiary banks (the “Acquired Banks”).

At December 31, 2010, the Acquired Banks accounted for $48.7 million or 79.2% of Premier’s non-performing assets while at March 31, 2011 the Acquired Banks accounted for $50.0 million or 75.1% of Premier’s non-performing assets.  However, since these assets were recorded at an estimated fair value on the date of acquisition, the amount of credit risk assumed by Premier is not nearly as great as the volume of non-performing assets suggests taken at face value.  The estimate of fair value on all loans, but particularly on non-performing assets, included factors for the measurement of credit risk, interest rate risk and re-salability in the most advantageous market for the loans in an orderly transaction between market participants. These estimates included significant discounts on the non-accrual loans.  Since the estimated fair value of these loans was believed to have accounted for the reasonably estimable credit risk in the loans, consistent with new accounting guidance for acquisitions after 2008, no allowance for loan losses for these loans was recorded at the date of acquisition.  Under previous accounting standards, the loan loss allowance of acquired banks would have carried over to Premier’s books and records, as was the case for the Traders Bank and Citizens First Bank acquisitions.  The following table illustrates the face value of the non-performing assets of the Acquired Banks as of March 31, 2011 and December 31, 2010 and the discounted net carrying value of those non-performing assets.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
MARCH 31, 2011

NON-PERFORMING ASSETS AT ACQUIRED SUBSIDIARY BANKS
(Dollars in thousands)
	March 31, 2011		December 31, 2010
	Face Value	Discounted Net Carrying Value	Face Value	Discounted Net Carrying Value
Non-performing Assets
Non-accrual loans	$54,027	$43,117	$52,337	$41,480
Loans 90+ days past due	-	-	335	319
Other real estate owned	8,203	6,908	8,198	6,903
Total non-performing assets	$62,230	$50,025	$60,870	$48,702

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

During the first quarter of 2011, the Company recorded $520,000 of provisions for loan losses, largely due to estimated increases in the overall credit risk in the loan portfolio.  The continuing level of non-performing loans, plus the increase in non-accrual loans are evidence of the increasing credit risk in the loan portfolio.  The longer the downturn in the national and local economy continues, the greater the risk that one or more of Premier’s loan customers may be affected in a negative way and therefore struggle to meet their commitment to repay their loan.  The $520,000 first quarter 2011 provision for loan losses compares to the $571,000 of provision expense recorded during the first quarter of 2010.  The provisions for loan losses were made in accordance with Premier’s policies regarding management’s estimation of probable incurred losses in the loan portfolio and the adequacy of the allowance for loan losses, which are in accordance with accounting principles generally accepted in the United States of America.  In the coming months, Premier will continue to monitor the impact that national housing market price declines may have on its local markets and collateral valuations as management evaluates the adequacy of the allowance for loan losses.  While some price deterioration is expected, it is not currently anticipated that Premier’s markets will be impacted as severely as other areas of the country due to the historically modest increases in real estate values in the

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
MARCH 31, 2011

Company’s Appalachian markets.  However, as local and national unemployment rates remain at elevated levels and the downturn in housing prices extends further into the future, there is an increasing risk of price deterioration in real estate values in the Company’s markets.  Future provisions to the allowance for loan losses, positive or negative, will depend on future improvement or deterioration in estimated credit risk in the loan portfolio as well as whether additional payments are received on loans having significant credit risk.

Gross charge-offs totaled $180,000 during the first three months of 2011.  Any collections on these loans would be presented in future financial statements as recoveries of the amounts charged against the allowance.  Recoveries recorded during the first three months of 2011 totaled $77,000 resulting in net charge-offs for the first quarter of 2011 of $103,000.  This compares to $71,000 of net charge-offs recorded in the first quarter of 2010.  The allowance for loan losses at March 31, 2011 was 1.44% of total loans compared to 1.36% at December 31, 2010.  The increase in the ratio is largely due to the $520,000 of additional provisions for loan losses exceeding the $103,000 of net charge-offs recorded in the first quarter of 2011 as well as the $12.5 million decrease in total loans outstanding.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
MARCH 31, 2011

C.         Critical Accounting Policies

The Company follows financial accounting and reporting policies that are in accordance with generally accepted accounting principles in the United States of America.  These policies are presented in Note 1 to the consolidated audited financial statements in the Company's annual report on Form 10-K for the year ended December 31, 2010.  Some of these accounting policies, as discussed below, are considered to be critical accounting policies.  Critical accounting policies are those policies that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  The Company has identified four accounting policies that are critical accounting policies, and an understanding of these policies is necessary to understand the financial statements.  These policies relate to determining the adequacy of the allowance for loan losses, the identification and evaluation of impaired loans, the impairment of goodwill and the realization of deferred tax assets.  A detailed description of these accounting policies is contained in the Company’s annual report on Form 10-K for the year ended December 31, 2010.  There have been no significant changes in the application of these accounting policies since December 31, 2010.

Management believes that the judgments, estimates and assumptions used in the preparation of the consolidated financial statements are appropriate given the factual circumstances at the time.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
MARCH 31, 2011

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

2.	Cash flow generated by repayment of loans and interest.

3.	Arrangements with correspondent banks for purchase of unsecured federal funds.

4.	The sale of securities under repurchase agreements and borrowing from the Federal Home Loan Bank.

5.	Maintenance of an adequate available-for-sale security portfolio. The Company owns $281.5 million of securities at fair value as of March 31, 2011.

The cash flow statements for the periods presented in the financial statements provide an indication of the Company’s sources and uses of cash as well as an indication of the ability of the Company to maintain an adequate level of liquidity.

      E.           Capital

At March 31, 2011, total shareholders’ equity of $133.9 million was 11.3% of total assets.  This compares to total shareholders’ equity of $131.4 million or 11.1% of total assets on December 31, 2010.

Tier I capital totaled $100.3 million at March 31, 2011, which represents a Tier I leverage ratio of 8.7%.  This ratio is up slightly from the 8.5% at December 31, 2010 as the growth in Tier I capital was divided by a slight increase in total assets during the first quarter of 2011.

Book value per common share was $14.12 at March 31, 2011, and $13.80 at December 31, 2010.  The increase in book value per share was the result of the $0.17 per share earned during the quarter, including an approximate $0.04 per share reduction for the $305,000 of preferred stock dividends accrued and related accretion.  Also increasing the book value per share was $1,115,000 of other comprehensive income for the first three months of 2011 related to the after tax increase in the market value of investment securities available for sale, which increased book value by approximately $0.14 per share.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
MARCH 31, 2011

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company currently does not engage in any derivative or hedging activity.  Refer to the Company’s 2010 10-K for analysis of the interest rate sensitivity.  The Company believes there have been no significant changes in the interest rate sensitivity since previously reported on the Company’s 2010 10-K.

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

PREMIER FINANCIAL BANCORP, INC.
MARCH 31, 2011

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings                                                                       None

Item 1A.        Risk Factors

Please refer to Premier’s Annual Report on Form 10-K for the year ended December 31, 2010 for disclosures with respect to Premier’s risk factors at December 31, 2010. There have been no material changes since year-end 2010 in the specified risk factors disclosed in the Annual Report on Form 10-K.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds    None

Item 3.           Defaults Upon Senior Securities                                                        None

Item 4.          Submission of Matters to a vote of Security Holders    [Removed and reserved]

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
MARCH 31, 2011

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PREMIER FINANCIAL BANCORP, INC.

Date: May 16, 2011                                          /s/ Robert W. Walker
Robert W. Walker
President & Chief Executive Officer

Date: May 16, 2011                                          /s/ Brien M. Chase
Brien M. Chase
Senior Vice President & Chief Financial Officer