Form 10-Q
period 2011-06-30
PREMIER FINANCIAL BANCORP INC
filed 2011-08-15
CIK 887919

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Common stock, no par value, – 7,937,143 shares outstanding at August 1, 2011

PREMIER FINANCIAL BANCORP, INC.
JUNE 30, 2011

.

PREMIER FINANCIAL BANCORP, INC.
JUNE 30, 2011

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

.

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2011 AND DECEMBER 31, 2010
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	(UNAUDITED)
	2011	2010
ASSETS
Cash and due from banks	$37,946	$20,001
Interest bearing bank balances	21,825	78,649
Federal funds sold	3,540	23,598
Cash and cash equivalents	63,311	122,248
Securities available for sale	300,577	256,520
Loans held for sale	1,409	1,477
Loans	704,022	725,964
Allowance for loan losses	(11,748)	(9,865)
Net loans	692,274	716,099
Federal Home Loan Bank and Federal Reserve Bank stock	5,835	7,096
Premises and equipment, net	16,332	16,566
Real estate and other property acquired through foreclosure	11,574	11,249
Interest receivable	3,424	3,742
Goodwill	29,875	29,875
Other intangible assets	3,769	4,185
Prepaid FDIC insurance premiums	1,602	2,068
Deferred taxes	7,613	10,743
Other assets	2,512	1,383
Total assets	$1,140,107	$1,183,251

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Non-interest bearing	$196,535	$214,665
Time deposits, $100,000 and over	156,625	158,962
Other interest bearing	586,998	611,664
Total deposits	940,158	985,291
Federal fund purchased	1,444	-
Securities sold under agreements to repurchase	26,058	29,637
Federal Home Loan Bank advances	10,289	12,896
Other borrowed funds	19,158	20,178
Interest payable	848	899
Other liabilities	2,872	2,953
Total liabilities	1,000,827	1,051,854

Stockholders' equity
Preferred stock, no par value; $22,252 liquidation preference,
5% cumulative, 1,000,000 shares authorized; 22,252 shares issued and outstanding	21,895	21,841
Common stock, no par value; 20,000,000 shares authorized;
7,937,143 shares issued and outstanding	71,512	71,465
Retained earnings	41,616	39,526
Accumulated other comprehensive income (loss)	4,257	(1,435)
Total stockholders' equity	139,280	131,397
Total liabilities and stockholders' equity	$1,140,107	$1,183,251

See Accompanying Notes to Consolidated Financial Statements

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Interest income
Loans, including fees	$11,287	$11,018	$22,227	$22,570
Securities available for sale
Taxable	2,121	2,048	4,057	4,021
Tax-exempt	60	65	122	130
Federal funds sold and other	40	34	93	61
Total interest income	13,508	13,165	26,499	26,782

Interest expense
Deposits	1,826	2,190	3,758	4,413
Repurchase agreements and other	40	39	87	82
FHLB advances and other borrowings	270	223	533	511
Total interest expense	2,136	2,452	4,378	5,006

Net interest income	11,372	10,713	22,121	21,776
Provision for loan losses	1,820	1,409	2,340	1,980
Net interest income after provision for loan losses	9,552	9,304	19,781	19,796

Non-interest income
Service charges on deposit accounts	981	1,069	1,869	1,991
Electronic banking income	479	372	928	712
Secondary market mortgage income	52	95	140	184
Other	222	158	408	324
	1,734	1,694	3,345	3,211
Non-interest expenses
Salaries and employee benefits	4,012	3,916	8,043	7,987
Occupancy and equipment expenses	1,282	1,193	2,518	2,332
Outside data processing	1,180	1,021	2,387	2,030
Professional fees	222	266	482	491
Taxes, other than payroll, property and income	222	257	415	513
Write-downs, expenses, sales of other real estate owned, net	323	312	407	467
Amortization of intangibles	205	135	415	278
Conversion expenses	463	-	842	-
FDIC insurance	469	417	977	872
Other expenses	1,338	1,038	2,537	2,095
	9,716	8,555	19,023	17,065
Income before income taxes	1,570	2,443	4,103	5,942
Provision for income taxes	541	224	1,403	1,410

Net income	$1,029	$2,219	$2,700	$4,532

Preferred stock dividends and accretion	305	305	611	637
Net income available to common stockholders	$724	$1,914	$2,089	$3,895

Net income per share:
Basic	$0.09	$0.24	$0.26	$0.49
Diluted	0.09	0.23	0.26	0.48

See Accompanying Notes to Consolidated Financial Statements

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Net income	$1,029	$2,219	$2,700	$4,532

Other comprehensive income:
Unrealized gains arising during the period	6,953	1,765	8,642	1,879
Reclassification of realized amount	(18)	-	(18)	-
Net change in unrealized gain (loss) on securities	6,935	1,765	8,624	1,879
Less tax impact	2,358	600	2,932	639
Other comprehensive income:	4,577	1,165	5,692	1,240

Comprehensive income	$5,606	$3,384	$8,392	$5,772

See Accompanying Notes to Consolidated Financial Statements

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	2011	2010
Cash flows from operating activities
Net income	$2,700	$4,532
Adjustments to reconcile net income to net cash from operating activities
Depreciation	748	732
Provision for loan losses	2,340	1,980
Amortization (accretion), net	(885)	(1,617)
OREO writedowns (gains on sales), net	32	1
Stock compensation expense	47	24
Loans originated for sale	(8,387)	(8,331)
Secondary market loans sold	8,606	8,612
Secondary market income	(140)	(184)
Gain on sale of buildings	-	(81)
Gain on sale of securities	(18)	-
Changes in :
Interest receivable	318	194
Other assets	(476)	316
Interest payable	(51)	31
Other liabilities	197	99
Net cash from operating activities	5,031	6,308

Cash flows from investing activities
Purchases of securities available for sale	(89,429)	(130,360)
Proceeds from the sale of securities available for sale	2,017	-
Proceeds from maturities and calls of securities available for sale	51,366	139,113
Redemption of FRB and FHLB stock, (net of purchases)	1,261	(398)
Net change in loans	20,890	9,247
Purchases of premises and equipment, net	(514)	28
Proceeds from sales of other real estate acquired through foreclosure	1,767	1,431
Net cash from investing activities	(12,642)	19,061

Cash flows from financing activities
Net change in deposits	(44,854)	(20,117)
Common Stock dividends paid	-	(1,746)
Preferred Stock dividends paid	(834)	(556)
Net change in short-term Federal Home Loan Bank advances	(2,400)	-
Repayment of Federal Home Loan Bank advances	(83)	(4,085)
Repayment of other borrowed funds	(1,020)	(948)
Net change in federal funds purchased	1,444	22
Net change in agreements to repurchase securities	(3,579)	(3,152)
Net cash from financing activities	(51,326)	(30,582)

Net change in cash and cash equivalents	(58,937)	(5,213)

Cash and cash equivalents at beginning of period	122,248	84,596

Cash and cash equivalents at end of period	$63,311	$79,383

See Accompanying Notes to Consolidated Financial Statements

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	2011	2010
Supplemental disclosures of cash flow information:
Cash paid during period for interest	$4,429	$4,975

Cash paid during period for income taxes	2,305	1,350

Loans transferred to real estate acquired through foreclosure	2,124	1,841

See Accompanying Notes to Consolidated Financial Statements

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Premier Financial Bancorp, Inc. (the Company) and its wholly owned subsidiaries (the “Banks”):

				June 30, 2011
		Year	Total	Net Income
Subsidiary	Location	Acquired	Assets	Qtr	Six Mos
Citizens Deposit Bank & Trust	Vanceburg, Kentucky	1991	$207,342	$576	$1,109
Farmers Deposit Bank	Eminence, Kentucky	1996	59,246	(67)	(49)
Ohio River Bank	Ironton, Ohio	1998	97,475	(113)	123
Premier Bank, Inc.	Huntington, West Virginia	1998	767,654	1,134	2,440
Mt. Vernon Financial Holdings, Inc.	Huntington, West Virginia	1999	241	-	-
Parent and Intercompany Eliminations			8,148	(501)	(923)
Consolidated Total			$1,140,107	$1,029	$2,700

All significant intercompany transactions and balances have been eliminated.

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

NOTE  1 - BASIS OF PRESENTATION- continued

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

In June 2011, the FASB issued ASU No. 2011-05, "Comprehensive Income (Topic 220) - Presentation of Comprehensive Income." The ASU requires entities to present items of net income and other comprehensive income either in one continuous statement - referred to as the statement of comprehensive income - or in two separate, but consecutive, statements of net income and other comprehensive income. The ASU is effective for the first interim period and annual period beginning after December 15, 2011. The adoption of this guidance is not expected to have a material impact upon the Corporation's financial statements.

In May 2011, the FASB issued ASU No. 2011-04, "Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs." This ASU represents the converged guidance of the FASB and the IASB (the "Boards") on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term "fair value." The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs. Included in the ASU are requirements to disclose additional quantitative disclosures about unobservable inputs for all Level 3 fair value measurements, as well as qualitative disclosures about the sensitivity inherent in recurring Level 3 fair value measurements. The ASU is effective during interim and annual periods beginning after December 15, 2011. The Corporation is currently evaluating the impact this new ASU will have on its financial statements.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  2 –SECURITIES

Amortized cost and fair value of investment securities, by category, at June 30, 2011 are summarized as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
Mortgage-backed securities
U. S. agency MBS - residential	$30,685	$2,092	$-	$32,777
U. S. agency CMO’s - residential	201,122	3,007	(258)	203,871
Total mortgage-backed securities of government sponsored agencies	231,807	5,099	(258)	236,648
U. S. government sponsored agency securities	48,121	148	(6)	48,263
Obligations of states and political subdivisions	9,864	373	(11)	10,226
Other securities	4,335	1,169	(64)	5,440
Total available for sale	$294,127	$6,789	$(339)	$300,577

Amortized cost and fair value of investment securities, by category, at December 31, 2010 are summarized as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
Mortgage-backed securities
U. S. agency MBS - residential	$36,798	$1,922	$-	$38,720
U. S. agency CMO’s - residential	153,502	670	(5,388)	148,784
Total mortgage-backed securities of government sponsored agencies	190,300	2,592	(5,388)	187,504
U. S. government sponsored agency securities	52,912	154	(639)	52,427
Obligations of states and political subdivisions	10,152	196	(42)	10,306
Other securities	5,330	954	(1)	6,283
Total available for sale	$258,694	$3,896	$(6,070)	$256,520

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  2–SECURITIES - continued

The amortized cost and fair value of securities at June 30, 2011 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available for sale
Due in one year or less	$3,722	$3,729
Due after one year through five years	29,352	29,641
Due after five years through ten years	25,469	25,668
Due after ten years	2,685	3,433
Corporate preferred securities	1,092	1,458
Mortgage-backed securities of government sponsored agencies	231,807	236,648
Total available for sale	$294,127	$300,577

Securities with unrealized losses at June 30, 2011 aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. government sponsored agency securities	$2,494	$(6)	$-	$-	$2,494	$(6)
Obligations of states and political subdivisions	954	(11)	-	-	954	(11)
U.S. agency CMO-residential	35,822	(258)			35,822	(258)
Other securities	13	(64)	-	-	13	(64)

Total temporarily impaired	$39,283	$(339)	$-	$-	$39,283	$(339)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  2–SECURITIES - continued

Securities with unrealized losses at December 31, 2010 aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. government sponsored agency securities	$ 28,724	$ (639)	$ -	$ -	$ 28,724	$ (639)
Obligations of states and political subdivisions	1,987	(42)	-	-	1,987	(42)
U.S. government sponsored agency CMO-residential	1,012	(10)			1,012	(10)
U.S. agency CMO-residential	129,647	(5,378)			129,647	(5,378)
Other securities	443	(1)	-	-	443	(1)

Total temporarily impaired	$161,813	$ (6,070)	$ -	$ -	$161,813	$ (6,070)

The investment portfolio is predominately high quality interest-bearing debt securities with defined maturity dates backed by the U.S. Government or Government sponsored entities.  The unrealized losses at June 30, 2011 and December 31, 2010 are price changes resulting from changes in the interest rate environment and are not considered to be other than temporary declines in the value of the securities.  Their fair value is expected to recover as the bonds approach their maturity date and/or market conditions improve.

NOTE  3 - LOANS

Major classifications of loans at June 30, 2011 and December 31, 2010 are summarized as follows:

	2011	2010
Commercial, secured by real estate	$318,666	$319,048
Commercial, other	79,421	82,591
Real estate construction	35,218	48,213
Residential real estate, including home equity	228,735	233,513
Agricultural	2,553	2,564
Consumer	31,321	32,926
Other	8,108	7,109
	$704,022	$725,964

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

Activity in the allowance for loan losses by portfolio segment for the six months ending June 30, 2011 was as follows:

Loan Class	Balance Dec 31, 2010	Provision for loan losses	Loans charged-off	Recoveries	Balance June 30, 2011

Residential real estate	$2,666	$152	$168	$16	$2,666
Multifamily real estate	252	95	-	2	349
Commercial real estate:
Owner occupied	1,141	(155)	-	2	988
Non owner occupied	1,644	253	261	3	1,639
Commercial and industrial	2,421	2,218	16	8	4,631
Consumer	366	18	60	40	364
All other	1,375	(241)	73	50	1,111
Total	$9,865	$2,340	$578	$121	$11,748

Activity in the allowance for loan losses by portfolio segment for the three months ending    June 30, 2011 was as follows:

Loan Class	Balance March 31, 2011	Provision for loan losses	Loans charged-off	Recoveries	Balance June 30, 2011

Residential real estate	$2,760	$(16)	$88	$10	$2,666
Multifamily real estate	303	44	-	2	349
Commercial real estate:
Owner occupied	1,258	(270)	-	-	988
Non owner occupied	1,896	(14)	245	2	1,639
Commercial and industrial	2,262	2,369	-	-	4,631
Consumer	386	(5)	32	15	364
All other	1,417	(288)	33	15	1,111
Total	$10,282	$1,820	$398	$44	$11,748

Changes in the allowance for loan losses for the three and six months ended June 30, 2010 are as follows:
	Three Months Ended June 30,	Six Months Ended June 30,
	2010	2010
Balance, beginning of period	$8,068	$7,569
Gross charge-offs	(378)	(583)
Recoveries	102	235
Provision for loan losses	1,409	1,980
Balance, end of period	$9,201	$9,201

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

The following table sets forth information with respect to the Company’s nonperforming loans at June 30, 2011 and December 31, 2010.
	2011	2010
Non-accrual loans	$51,387	$47,131
Accruing loans which are contractually past due 90 days or more	308	414
Restructured loans	350	2,639
Total	$52,045	$50,184

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of June 30, 2011 and December 31, 2010.  The recorded investment in non-accrual loans is less than the principal owed on non-accrual loans due to discounts applied to the carrying value of the loan at time of their acquisition and interest payments made by the borrower which have been used to reduce the recorded investment in the loan rather than recognized as interest income.

June 30, 2011	Principal Owed on Non-accrual Loans	Recorded Investment in Non-accrual Loans	Loans Past Due Over 90 Days, still accruing

Residential real estate	$4,896	$3,768	$195
Multifamily real estate	10,788	8,598	-
Commercial real estate
Owner occupied	13,158	11,143	-
Non owner occupied	9,841	7,710	-
Commercial and industrial	10,452	8,234	76
Consumer	82	80	13
All other	15,961	11,854	24
Total	$65,178	$51,387	$308

December 31, 2010	Principal Owed on Non-accrual Loans	Recorded Investment in Non-accrual Loans	Loans Past Due Over 90 Days, still accruing

Residential real estate	$4,845	$3,764	$80
Multifamily real estate	6,764	4,742	-
Commercial real estate
Owner occupied	12,680	10,493	-
Non owner occupied	14,624	12,081	-
Commercial and industrial	7,939	5,813	319
Consumer	15	15	15
All other	14,805	10,223	-
Total	$61,672	$47,131	$414

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

The following table presents the aging of the recorded investment in past due loans as of      June 30, 2011 by class of loans:
Loan Class	Total Loans	30-89 Days Past Due	Greater than 90 days past due	Total Past Due	Loans Not Past Due

Residential real estate	$228,735	$3,832	$2,551	$6,383	$222,352
Multifamily real estate	37,443	1,434	5,617	7,051	30,392
Commercial real estate:
Owner occupied	107,535	2,410	5,768	8,178	99,357
Non owner occupied	159,244	1,285	3,785	5,070	154,174
Commercial and industrial	79,421	400	7,563	7,963	71,458
Consumer	31,321	428	72	500	30,821
All other	60,323	2,269	11,851	14,120	46,203
Total	$704,022	$12,058	$37,207	$49,265	$654,757

The following table presents the aging of the recorded investment in past due loans as of December 31, 2010 by class of loans:
Loan Class	Total Loans	30-89 Days Past Due	Greater than 90 days past due	Total Past Due	Loans Not Past Due

Residential real estate	$233,513	$5,902	$2,266	$8,168	$225,345
Multifamily real estate	41,037	4,471	2,140	6,611	34,426
Commercial real estate:
Owner occupied	106,924	5,638	5,797	11,435	95,489
Non owner occupied	155,839	1,141	6,907	8,048	147,791
Commercial and industrial	82,591	1,216	5,965	7,181	75,410
Consumer	32,926	395	29	424	32,502
All other	73,134	4,852	10,203	15,055	58,079
Total	$725,964	$23,615	$33,307	$56,922	$669,042

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2011:

	Allowance for Loan Losses			Loan Balances
Loan Class	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total

Residential real estate	$119	$2,547	$2,666	$319	$228,416	$228,735
Multifamily real estate	2	347	349	7,804	29,639	37,443
Commercial real estate:
Owner occupied	216	772	988	12,268	95,267	107,535
Non-owner occupied	386	1,253	1,639	8,030	151,214	159,244
Commercial and industrial	3,741	890	4,631	8,564	70,857	79,421
Consumer	22	342	364	41	31,280	31,321
All other	378	733	1,111	13,107	47,216	60,323
Total	$4,864	$6,884	$11,748	$50,133	$653,889	$704,022

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

The following table presents the average balance of loans individually evaluated for impairment and interest income recognized on these loans for the six months ended June 30, 2011:

	Six months ended June 30, 2011
Loan Class	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized

Residential real estate	$281	$84	$93
Multifamily real estate	6,748	16	16
Commercial real estate:
Owner occupied	11,949	25	26
Non-owner occupied	10,147	30	32
Commercial and industrial	8,441	189	192
Consumer	41	4	4
All other	12,865	25	25
Total	$50,472	$373	$388

The following table presents the average balance of loans individually evaluated for impairment and interest income recognized on these loans for the three months ended June 30, 2011:

	Three months ended June 30, 2011
Loan Class	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized

Residential real estate	$319	$82	$91
Multifamily real estate	7,751	16	16
Commercial real estate:
Owner occupied	11,977	12	12
Non-owner occupied	9,111	23	24
Commercial and industrial	8,390	16	18
Consumer	40	3	3
All other	13,571	19	17
Total	$51,159	$171	$181

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

The following table presents loans individually evaluated for impairment by class of loans as of June 30, 2011:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Residential real estate	$-	$-	$-
Multifamily real estate	9,802	7,722	-
Commercial real estate
Owner occupied	11,514	9,541	-
Non owner occupied	8,329	6,559	-
Commercial and industrial	4,625	3,256	-
All other	12,304	8,202	-
	46,574	35,280	-
With an allowance recorded:
Residential real estate	$319	$319	$119
Multifamily real estate	82	82	2
Commercial real estate
Owner occupied	2,769	2,727	216
Non owner occupied	1,821	1,470	386
Commercial and industrial	6,565	5,308	3,741
Consumer	41	41	22
All other	4,908	4,906	378
	16,505	14,853	4,864
Total	$63,079	$50,133	$4,864

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2010:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Residential real estate	$207	$10	$-
Multifamily real estate	6,764	4,742	-
Commercial real estate
Owner occupied	10,437	8,720
Non owner occupied	6,338	5,105	-
Commercial and industrial	5,043	3,837	-
All other	13,868	9,289	-
	42,657	31,703	-
With an allowance recorded:
Residential real estate	$197	$197	$48
Commercial real estate
Owner occupied	3,596	3,172	280
Non owner occupied	8,484	7,115	619
Commercial and industrial	5,891	4,707	1,389
Consumer	43	43	23
All other	2,165	2,163	163
	20,376	17,397	2,522
Total	$63,033	$49,100	$2,522

.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

Troubled Debt Restructurings

A loan is classified as a troubled debt restructuring ("TDR") when a concession is granted to the borrower that would not have otherwise been considered due to a borrower's financial difficulties. Most of the Company’s TDRs involve a restructuring of loan terms to reduce the payment amount and/or to require only interest for a period prior to maturity. The following table presents TDR’s as of June 30, 2011 and December 31, 2010:

June 30, 2011	TDR’s on Non-accrual	Other TDR’s	Total TDR’s

Residential real estate	$59	$354	$413
Non owner occupied	-	98	98
Commercial and industrial	-	4	4
Consumer	17	5	22
Total	$76	$461	$537

December 31, 2010	TDR’s on Non-accrual	Other TDR’s	Total TDR’s

Residential real estate	$-	$1,078	$1,078
Multifamily real estate	-	-	-
Commercial real estate
Owner occupied	-	365	365
Non owner occupied	-	511	511
Commercial and industrial	-	292	292
Consumer	-	3	3
All other	-	390	390
Total	$-	$2,639	$2,639

At June 30, 2011, $15,000 in specific reserves was allocated to loans that had restructured terms.  At December 31, 2010, $5,000 in specific reserves was allocated to loans that had restructured terms.

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

As of June 30, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

Loan Class	Pass	Special Mention	Substandard	Doubtful	Total Loans

Residential real estate	$206,445	$10,007	$11,964	$319	$228,735
Multifamily real estate	21,376	6,489	9,578	-	37,443
Commercial real estate:
Owner occupied	81,722	7,420	18,002	391	107,535
Non-owner occupied	140,765	4,852	13,627	-	159,244
Commercial and industrial	58,877	11,873	8,611	60	79,421
Consumer	30,872	331	77	41	31,321
All other	44,047	2,939	12,764	573	60,323
Total	$584,104	$43,911	$74,623	$1,384	$704,022

As of December 31, 2010, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

Loan Class	Pass	Special Mention	Substandard	Doubtful	Total Loans

Residential real estate	$210,519	$13,696	$9,091	$207	$233,513
Multifamily real estate	24,231	5,955	10,851	-	41,037
Commercial real estate:
Owner occupied	79,147	11,024	16,373	380	106,924
Non-owner occupied	136,019	3,086	16,734	-	155,839
Commercial and industrial	56,842	17,112	8,524	113	82,591
Consumer	32,537	233	113	43	32,926
All other	57,106	4,336	11,119	573	73,134
Total	$596,401	$55,442	$72,805	$1,316	$725,964

 PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  4 – FEDERAL HOME LOAN BANK ADVANCES

The Banks own stock of the Federal Home Loan Bank (FHLB) of Cincinnati, Ohio, and the FHLB of Pittsburgh, Pennsylvania. This stock allows the Banks to borrow advances from the FHLB.

Advances from the FHLB at June 30, 2011 and December 31, 2010 were as follows:

	2011	2010
Payments due at maturity in March 2012, fixed rate at 1.81%	$10,167	$10,291
Payments due monthly with maturities from November 2011 to July 2012, fixed rates from 4.10% to 4.40%, averaging 4.26%	122	205
Overnight borrowed funds	-	2,400
	$10,289	$12,896

Advances are secured by the FHLB stock, certain pledged investment securities and substantially all single family first mortgage loans of the participating Banks.  Scheduled principal payments due on advances during the five years subsequent to June 30, 2011 are as follows:

2011 (remaining six months)	$202
2012	10,087
2013	-
2014	-
2015	-
Thereafter	-
$10,289

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

These quantitative measures established by regulation to ensure capital adequacy require the Company and Banks to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of June 30, 2011, that the Company and the Banks meet all quantitative capital adequacy requirements to which they are subject.

Shown below is a summary of regulatory capital ratios for the Company:
	June 30, 2011	December 31, 2010	Regulatory Minimum Requirements	To Be Considered Well Capitalized
Tier I Capital (to Risk-Weighted Assets)	14.9%	14.1%	4.0%	6.0%
Total Capital (to Risk-Weighted Assets)	16.1%	15.3%	8.0%	10.0%
Tier I Capital (to Average Assets)	8.9%	8.5%	4.0%	5.0%

During 2009, Farmers Deposit Bank requested and received approval from its primary regulatory authority to make a dividend payment to the Company in an amount that exceeded the retained net profits of the preceding two years.  As such, Farmers Deposit will be required to continue to request permission to pay any additional dividends to the Company for at least two years.

As of June 30, 2011, the most recent notification from each of the Banks’ primary Federal regulators categorized the subsidiary Banks as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Banks must maintain

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  5 - STOCKHOLDERS’ EQUITY AND REGULATORY MATTERS - continued

minimum Total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the preceding table.  There are no conditions or events since that notification that management believes have changed the Banks’ categories.

Adams National Bank entered into an agreement with the Office of the Comptroller of the Currency (“OCC”) on October 1, 2008 restricting the bank from declaring or paying dividends, without prior approval from the OCC.  Adams National Bank was merged into Premier Bank, Inc. on April 8, 2011.  With the surrender of the Adams National Bank charter as part of the merger to form Premier Bank, the October 1, 2008 Written Agreement between Adams National Bank and the OCC ceased to have any future effect on the Company or Premier Bank.

On July 29, 2010, Consolidated Bank and Trust Company (“CB&T” or “the Bank”), a wholly owned subsidiary of Premier, the Federal Reserve Bank of Richmond (“FRB”) and the State Corporation Commission Bureau of Financial Institutions (“Virginia Bureau”) entered into a written agreement (“Written Agreement”) requiring CB&T to perform certain actions primarily designed to improve the credit quality of the Bank.  Abigail Adams National Bancorp, Inc. (“AANBI”), as parent of CB&T, and Premier, as parent of AANBI, were also named as parties to the Written Agreement to ensure that the Bank complies with the Written Agreement.  On April 8, 2011, CB&T was merged into Premier Bank, Inc.  As such, the provisions of the Written Agreement that applied to the Bank are no longer in effect.

In addition to ensuring the Bank complied with provisions of the Written Agreement, Premier is also specifically subject to a provision requiring prior written approval of the FRB and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System for declaring or paying any dividends, and a provision requiring prior written approval of the FRB before incurring, increasing or guaranteeing any debt or purchasing or redeeming any shares of its stock.

The dividend rights of holders of Premier’s common shares are also qualified and subject to the dividend rights of holders of Premier’s Series A Preferred Shares.  Due to restrictions placed on it by the Federal Reserve Board of Governors in conjunction with the July 29, 2010 Written Agreement between Consolidated Bank & Trust and the FRB, Premier deferred its November 15, 2010 and February 15, 2011 quarterly dividends on its Series A Preferred Shares.  On May 13, 2011, Premier was given permission by the FRB and the Board of Governors to pay the deferred November 15, 2010 and February 15, 2011 quarterly dividends on its Series A Preferred Shares in conjunction with the regularly scheduled May 15, 2011 dividend payment.

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

The Series A Preferred Stock is non-voting, but has class voting rights on (i) any authorization or issuance of shares ranking senior to the Series A Preferred Stock; (ii) any amendment to the rights of the Series A Preferred Stock; or (iii) any merger, consolidation, share exchange, reclassification or similar transaction which would adversely affect the rights of the Series A Preferred Stock.  In the event that the cumulative dividends described above are not paid in full for an aggregate of six dividend periods or more, whether or not consecutive, the authorized number of directors of Premier would automatically be increased by two and the holders of the Series A Preferred Stock would have the right to elect two directors.  The right to elect directors would end when dividends have been paid in full for four consecutive dividend periods. As previously disclosed, Premier has already deferred two dividend payments on the Series A Preferred Stock as a result of the Federal Reserve Board’s refusal to initially approve the November 15, 2010 and February 15, 2011 dividends under the Written Agreement dated July 29, 2010, among CB&T, a wholly owned subsidiary of Premier; the FRB, and the Virginia Bureau. These deferred dividends were paid along with the regularly scheduled May 15, 2011 Series A Preferred Stock quarterly dividend.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  6 – PREFERRED STOCK - continued

The U.S. Treasury has agreed not to exercise voting power with respect to any common stock issued to it upon exercise of the Warrant.  The common stock will be issued from authorized but unissued common stock and thus will dilute the interests of existing Premier common shareholders.  As of June 30, 2011, the Warrant has not yet been exercised.

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

Compensation expense of $47,000 was recorded for the first six months of 2011 compared to $24,000 for the first six months of 2010.  For the three months ended June 30, $30,000 was recorded for 2011 while $14,000 was recorded for 2010.  Stock-based compensation expense is recognized ratably over the requisite service period for all awards. Unrecognized stock-based compensation expense related to stock options totaled $150,000 at June 30, 2011. This unrecognized expense is expected to be recognized over the next 32 months based on the vesting periods of the options.

A summary of the Company’s stock option activity and related information is presented below for the three months ended June 30:

	- - - - - - 2011 - - - - - -		- - - - - - 2010 - - - - - -
		Weighted Average Exercise		Weighted Average Exercise
	Options	Price	Options	Price
Outstanding at beginning of year	255,649	$10.77	212,449	$11.18
Grants	102,000	6.95	47,700	8.90
Exercises	-	-	-	-
Forfeitures or expired	-	-	(2,000)	12.42
Outstanding at June 30,	357,649	$9.68	258,149	$10.75

Exercisable at June 30,	209,996		165,699
Weighted average remaining life of options outstanding	6.9		6.9
Weighted average fair value of options granted during the year	$1.63		$1.41

Options outstanding at period-end are expected to fully vest.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  7 – STOCK COMPENSATION EXPENSE - continued

Additional information regarding stock options outstanding and exercisable at June 30, 2011, is provided in the following table:

	- - - - - - - - Outstanding - - - - - - - -			- - - - - - - - Currently Exercisable - - - - - - - -
Range of Exercise Prices	Number	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value

$6.50 to $10.00	231,216	$7.53	$50	83,563	5.4	$7.93	$19
$10.01 to $12.50	28,333	11.62	-	28,333	3.6	11.62	-
$12.51 to $15.00	70,600	13.46	-	70,600	6.2	13.46	-
$15.01 to $17.50	27,500	16.00	-	27,500	4.6	16.00	-
Outstanding – June 30, 2011	357,649	9.68	$50	209,996	5.3	11.34	$19

NOTE  8 – EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the earnings per common share and earnings per common share assuming dilution computations for the three months ended June 30, 2011 and 2010 is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Basic earnings per share
Income available to common stockholders	$724	$1,914	$2,089	$3,895
Weighted average common shares outstanding	7,937	7,937	7,937	7,937
Earnings per share	$0.09	$0.24	$0.26	$0.49

Diluted earnings per shares
Income available to common stockholders	$724	$1,914	$2,089	$3,895
Weighted average common shares outstanding	7,937	7,937	7,937	7,937
Add dilutive effects of potential additional common stock	176	261	159	234
Weighted average common and dilutive potential common shares outstanding	8,113	8,198	8,096	8,171
Earnings per share assuming dilution	$0.09	$0.23	$0.26	$0.48

Stock options for 209,049 and 197,299 shares of common stock were not considered in computing diluted earnings per share for the three months ended June 30, 2011 and 2010 because they were antidilutive.

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  9 – FAIR VALUE - continued

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at June 30, 2011 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale
Mortgage-backed securities
U. S. agency MBS - residential	$32,777	$-	$32,777	$-
U. S. agency CMO’s - residential	203,871	-	203,871	-
Total mortgage-backed securities of government sponsored agencies	236,648	-	236,648	-
U. S. government sponsored agency securities	48,263	-	48,263	-
Obligations of states and political subdivisions	10,226	-	10,086	140
Other securities	5,440	-	5,440	-
Total available for sale	$300,577	$-	$300,437	$140

		Fair Value Measurements at December 31, 2010 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale
Mortgage-backed securities
U. S. agency MBS - residential	$38,720	$-	$38,720	$-
U. S. agency CMO’s - residential	148,784	-	148,784	-
Total mortgage-backed securities of government sponsored agencies	187,504	-	187,504	-
U. S. government sponsored agency securities	52,427	-	52,427	-
Obligations of states and political subdivisions	10,306	-	10,166	140
Other securities	6,283	-	6,283	-
Total available for sale	$256,520	$-	$256,380	$140

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  9 – FAIR VALUE - continued

The carrying amounts and estimated fair values of financial instruments at June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and due from banks	$59,771	$59,771	$98,650	$98,650
Federal funds sold	3,540	3,540	23,598	23,598
Securities available for sale	300,577	300,577	256,520	256,520
Loans held for sale	1,409	1,409	1,477	1,477
Loans, net	692,274	696,458	716,099	715,992
Federal Home Loan Bank and Federal Reserve Bank stock	5,835	n/a	7,096	n/a
Interest receivable	3,424	3,424	3,742	3,742

Financial liabilities
Deposits	$(940,158)	$(944,427)	$(985,291)	$(986,261)
Federal funds purchased	(1,444)	(1,444)	-	-
Securities sold under agreements to repurchase	(26,058)	(26,058)	(29,637)	(29,637)
Federal Home Loan Bank advances	(10,289)	(10,420)	(12,896)	(13,045)
Other borrowed funds	(19,158)	(19,128)	(20,178)	(20,148)
Interest payable	(848)	(848)	(899)	(899)

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

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at June 30, 2011 Using
	June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:		$-	$-
Residential Real Estate	$200	$-	$-	$200
Multifamily Real Estate	80	-	-	80
Commercial Real Estate
Owner Occupied	2,511	-	-	2,511
Non-owner Occupied	1,084	-	-	1,084
Commercial and Industrial	1,567	-	-	1,567
Consumer	19	-	-	19
All Other	4,528	-	-	4,528
Total impaired loans	9,989	$-	$-	$9,989
Other real estate owned:
Residential Real Estate	$830	$-	$-	$830
Multifamily Real Estate	3,376	-	-	3,376
Commercial Real Estate
Owner Occupied	243	-	-	243
Non-owner Occupied	3,156	-	-	3,156
Commercial and Industrial	55	-	-	55
All Other	3,914	-	-	3,914
Total OREO	$11,574	$-	$-	$11,574

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  9 – FAIR VALUE - continued

		Fair Value Measurements at December 31, 2010 Using
	Dec 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired Loans:		$-	$-
Residential Real Estate	$149	$-	$-	$149
Multifamily Real Estate	-	-	-	-
Commercial Real Estate
Owner Occupied	2,892	-	-	2,892
Non-owner Occupied	6,496	-	-	6,496
Commercial and Industrial	3,318	-	-	3,318
Consumer	20	-	-	20
All Other	2,000	-	-	2,000
Total impaired loans	$14,875	$-	$-	$14,875
Other real estate owned
Residential Real Estate	$818	$-	$-	$818
Multifamily Real Estate	3,385	-	-	3,385
Commercial Real Estate
Owner Occupied	352	-	-	352
Non-owner Occupied	2,778	-	-	2,778
Commercial and Industrial	66	-	-	66
All Other	3,850	-	-	3,850
Total OREO	$11,249	$-	$-	$11,249

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $14,853,000 at June 30, 2011 with a valuation allowance of $4,864,000 and a carrying amount of $17,397,000 at December 31, 2010 with a valuation allowance of $2,522,000, resulting in a provision for loan losses of $2,342,000 for the six months ended June 30, 2011, compared to a $942,000 provision for loan losses for the six months ended June 30, 2010; and a $2,327,000 provision for loan losses for the three months ended June 30, 2011, compared to a $769,000 provision for loan losses for the three months ended June 30, 2010.  The detail of impaired loans by loan class is contained in Note 3 above.

Other real estate owned measured at fair value less costs to sell, had a net carrying amount of $11,574,000, which is made up of the outstanding balance of $12,338,000, net of a valuation allowance of $764,000 at June 30, 2011, resulting in write downs of $362,000 for the six months ended June 30, 2011 and $76,000 for the three months ended June 30, 2011.  At December 31, 2010, other real estate owned had a net carrying amount of $11,249,000, made up of the outstanding balance of $11,659,000, net of a $410,000 valuation allowance.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  10 – SUBSEQUENT EVENTS

On July 14, 2011, Premier submitted a request to the FRB for written approval from the FRB and the Director of the Division of Banking Supervision and Regulation of the Board of Governors to declare and pay its quarterly dividend obligation to the U.S. Treasury due on August 15, 2011.  In a letter dated July 21, 2011, the FRB and Board of Governors approved Premier’s July 14, 2011 request to pay the current $278,150 dividend due August 15, 2011. See Note 6 for additional details on Premier’s Series A, Fixed Rate Cumulative Perpetual Preferred Stock.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
JUNE 30, 2011

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

Net income for the six months ended June 30, 2011 was $2,700,000, or $0.26 per diluted share, compared to net income of $4,532,000, or $0.48 per diluted share, for the six months ended June 30, 2010.  The decrease in net income in 2011 is largely due to a higher provision for loan losses, increased data processing and conversion expenses and expenses associated with the merger of five subsidiary banks to create Premier Bank, Inc. in the second quarter of 2011.  These expense increases were partially offset by an increase in net interest income and non-interest income.  The annualized returns on common shareholders’ equity and average assets were approximately 3.67% and 0.45% for the six months ended June 30, 2011 compared to 7.09% and 0.82% for the same period in 2010.  For the quarter ended June 30, 2011, annualized returns on average common shareholders’ equity and average assets were approximately 2.53% and 0.35% compared to 6.96% and 0.81% for the same quarter of 2010.

Net income for the three month ended June 30, 2011 was $1,029,000, or $0.09 per share, compared to net income of $2,219,000, or $0.23 per diluted share, for the three months ended June 30, 2010.  The decrease in income in 2011 is largely due to a higher provision for loan losses, increased data processing and conversion expenses, and expenses associated with the merger of five subsidiaries banks to create Premier Bank, Inc.  These expense increases were partially offset by an increase in net interest income and non-interest income.  The second quarter 2010 results were also enhanced by a decrease in income tax expense.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
JUNE 30, 2011

Net interest income for the six months ended June 30, 2011 totaled $22.12 million, up $345,000, or 1.6%, from the $21.78 million of net interest income earned in the first six months of 2010.  Interest income in 2011 decreased by $283,000, or 1.1%, largely due to a $343,000 decrease in interest income on loans.  Interest income on loans decreased due to lower average yields earned even as the average volume of loans outstanding increased compared to the first six months of 2010.  The lower average yield earned on loans was made worse by an increase in loans placed on non-accrual status during the quarter, whereby the accrued interest on these loans was reversed against the current year’s loan interest income.  Interest earned on investments increased by $28,000 due to a higher volume of investments, tempered by lower average yields on those investments.  Interest earned on federal funds sold and interest bearing bank balances increased by $32,000 largely due to a higher volume of assets held in this category and a slightly higher yield.

More than offsetting the decrease in interest income, interest expense decreased in total during the first six months of 2011 by $628,000, or 12.5%, when compared to the same six months of 2010.  Interest expense on deposits decreased by $655,000, or 14.8%, largely due to a continuing decrease in the rates paid on deposits, although on a higher average balance of interest-bearing deposits outstanding.  Interest expense on repurchase agreements and other short-term borrowings increased by $5,000, largely due to a higher average balance outstanding.  Interest expense on FHLB advances decreased by $113,000, or 54.6%, due to a decrease in the average balance outstanding and the average rate paid due to the payoff of higher rate borrowings at maturity during the second quarter of 2010.  Interest expense on other borrowings increased by $135,000, or 44.4%, in the first six months of 2011 compared to the first six months of 2010, largely due to an increase in borrowings during the third quarter of 2010 at a slightly higher cost.

The Board of Governors’ policy to reduce the federal funds rate to nearly zero, coupled with the U.S. Treasury actively buying investment securities, has significantly reduced the yield on much of Premier’s earning assets, including investments, federal funds sold and variable rate loans.  Premier has tried to offset some of the lower interest income by lowering the rates paid on its deposits and repurchase agreements with customers.  However, the lower yield on the loans and investments, coupled with the higher rates paid on other borrowings, have combined to reduce Premier’s overall net interest margin.  Premier’s net interest margin in the first six months of 2011 was 4.11% compared to 4.38% for the same period in 2010.  A portion of the interest income on loans is the result of loans purchased at a discount being fully paid-off during the period.  When a loan that has been discounted as a result being purchased in a business acquisition is paid-off, any remaining discount is recognized as interest income on loans.  These events cannot be predicted with certainty and may positively or negatively affect interest income on loans in future months.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
JUNE 30, 2011

Additional information on Premier’s net interest income for the first six months of 2011 and 2010 is contained in the following table.

PREMIER FINANCIAL BANCORP, INC.
AVERAGE CONSOLIDATED BALANCE SHEETS
AND NET INTEREST INCOME ANALYSIS

	Six Months Ended June 30, 2011			Six Months Ended June 30, 2010
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
Assets
Interest Earning Assets
Federal funds sold and other	$86,272	$93	0.22%	$64,903	$61	0.19%
Securities available for sale
Taxable	280,049	4,057	2.90	243,908	4,021	3.30
Tax-exempt	8,318	122	4.44	8,397	130	4.69
Total investment securities	288,367	4,179	2.94	252,305	4,151	3.34
Total loans	712,433	22,227	6.29	687,921	22,570	6.62
Total interest-earning assets	1,087,072	26,499	4.92%	1,005,129	26,782	5.38%
Allowance for loan losses	(10,255)			(7,916)
Cash and due from banks	27,435			19,853
Other assets	78,574			76,010
Total assets	$1,182,826			$1,093,076

Liabilities and Equity
Interest-bearing liabilities
Interest-bearing deposits	$766,720	3,758	0.99	$733,902	4,413	1.21
Short-term borrowings	25,509	87	0.69	22,024	82	0.75
FHLB advances	10,657	94	1.78	13,881	207	3.12
Other borrowings	19,640	439	4.51	15,536	304	3.95
Total interest-bearing liabilities	822,526	4,378	1.07%	785,343	5,006	1.29%
Non-interest bearing deposits	221,898			172,290
Other liabilities	3,479			4,446
Shareholders’ equity	134,923			130,997
Total liabilities and equity	$1,182,826			$1,093,076

Net interest earnings		$22,121			$21,776
Net interest spread			3.85%			4.09%
Net interest margin			4.11%			4.38%

.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
JUNE 30, 2011

Additional information on Premier’s net interest income for the second quarter of 2011 and second quarter of 2010 is contained in the following table.

PREMIER FINANCIAL BANCORP, INC.
AVERAGE CONSOLIDATED BALANCE SHEETS
AND NET INTEREST INCOME ANALYSIS

	Three Months Ended June 30, 2011			Three Months Ended June 30, 2010
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
Assets
Interest Earning Assets
Federal funds sold and other	$72,662	$40	0.22%	$66,559	$34	0.20%
Securities available for sale
Taxable	293,972	2,121	2.89	246,936	2,048	3.32
Tax-exempt	8,262	60	4.40	8,327	65	4.73
Total investment securities	302,234	2,181	2.93	255,263	2,113	3.36
Total loans	706,158	11,287	6.41	683,509	11,018	6.47
Total interest-earning assets	1,081,054	13,508	5.02%	1,005,331	13,165	5.26%
Allowance for loan losses	(10,486)			(8,150)
Cash and due from banks	30,497			19,509
Other assets	77,079			75,863
Total assets	$1,178,143			$1,092,553

Liabilities and Equity
Interest-bearing liabilities
Interest-bearing deposits	$761,236	1,826	0.96	$732,456	2,190	1.20
Short-term borrowings	23,732	40	0.68	20,037	39	0.78
FHLB advances	10,203	47	1.85	12,885	71	2.39
Other borrowings	19,386	223	4.61	15,296	152	3.99
Total interest-bearing liabilities	814,557	2,136	1.05%	780,674	2,452	1.26%
Non-interest bearing deposits	224,021			175,690
Other liabilities	3,039			4,541
Shareholders’ equity	136,526			131,648
Total liabilities and equity	$1,178,143			$1,092,553

Net interest earnings		$11,372			$10,713
Net interest spread			3.97%			4.00%
Net interest margin			4.23%			4.29%

Net interest income for the quarter ending June 30, 2011 totaled $11.37 million, up $659,000, or 6.2%, from the $10.71 million of net interest income earned in the second quarter of 2010.  Interest income in the second quarter of 2011 increased by $343,000, or 2.6%, as a $269,000 increase in interest income on loans  was supported by a $68,000 increase in interest income on investments.  Interest income on loans increased largely due to a higher volume of loans outstanding while loan yields decreased slightly.  A portion of the interest income on loans is the result of loans purchased at a discount being fully paid-off during the period.  When a loan that has been discounted as a result being purchased in a business acquisition is paid-off, any remaining discount is recognized as interest income on loans.  These events cannot be predicted with certainty and may positively or negatively affect interest income on loans in future months.  The lower average yield earned on loans was made worse by an increase in loans placed on non-accrual status during the quarter whereby the accrued interest on these loans was reversed against the current year’s loan interest income.  Interest earned on investments increased by $68,000 due to a higher average volume of investments, although average yields on investments have decreased.  Interest earned on federal funds sold and interest bearing bank balances increased by $6,000 largely due to a higher average volume of assets held in this category and a slightly higher yield.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
JUNE 30, 2011

Also adding to the increase in net interest income in the second quarter of 2011, interest expense decreased in total during the second quarter of 2011 by $316,000, or 12.9%, when compared to the same quarter of 2010.  Interest expense on deposits decreased by $364,000, or 16.6%, largely due to a continuing decrease in the rates paid on deposits, although on a higher average balance of interest-bearing deposits.  Interest expense on repurchase agreements and other short-term borrowings increased by $1,000, largely due to a higher average balance outstanding, substantially offset by lower rates paid.  Interest expense on FHLB advances decreased by $24,000, due to a decrease in the average balance outstanding and the average rate paid due to the payoff of higher rate borrowings at maturity during the second quarter of 2010.  Interest expense on other borrowings increased by $71,000 in the second quarter of 2011 compared to the second quarter of 2010, largely due to an increase in borrowings during the third quarter of 2010 at a slightly higher cost.  The Board of Governors’ policy to reduce the federal funds rate to nearly zero, coupled with the U.S. Treasury actively buying investment securities, has significantly reduced the yield on much of Premier’s earning assets, including investments, federal funds sold and variable rate loans.  Premier has tried to offset some of the lower interest income by lowering the rates paid on its deposits and repurchase agreements with customers.  However, the lower yield on the loans and investments, coupled with the higher rates paid on other borrowings, have combined to reduce Premier’s overall net interest margin.  Premier’s net interest margin during the second quarter of 2011 was 4.23% compared to 4.29% for the same period in 2010.

Non-interest income (including $18,000 of gains on the sale of securities) increased by $134,000, or 4.2%, to $3,345,000 for the first six months of 2011 compared to the same period of 2010.  Service charges on deposit accounts decreased by $122,000, or 6.1%, as customers reduced their propensity to incur overdraft charges as they managed their checking accounts more closely during the economic downturn.  Secondary market mortgage income decreased by $44,000, 23.9%, in the first six months of 2011 when compared to the first six months of 2010 due to stricter underwriting criteria of secondary market mortgage purchasers resulting in longer timeframes for approval and fewer loans approved during the period of time.  These decreases were more than offset by a $216,000, or 30.3%, increase in electronic banking income (income from debit/credit cards, ATM fees and internet banking charges) and a $66,000 increase in other non-interest income.  Electronic banking income increased largely due to continued increases in Premier’s deposit customer base and customers’ greater propensity to use electronic means to conduct their banking business.  Premier’s conversion to a more modern banking software system in 2005 has allowed Premier to offer more electronic banking services and made it easier for customers to conduct their banking electronically.  Other non-interest income increased largely due to increases in checkbook sales, safe deposit box rental income, credit life income, check cashing fees and letter of credit fees.

For the quarter ending June 30, 2011, non-interest income (including $18,000 of gains on the sale of securities) increased $40,000 to $1,734,000 compared to $1,694,000 recognized during the same quarter in 2010.  Service charges on deposit accounts decreased by $88,000, or 8.2%, and secondary market mortgage income decreased by $43,000, or 45.3%.  These decreases were more than offset by a $107,000, or 28.8%, increase in electronic banking income and a $46,000 increase in other non-interest income.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
JUNE 30, 2011

Non-interest expenses for the first six months of 2011 totaled $19.02 million, or 3.24% of average assets on an annualized basis, compared to $17.07 million, or 3.15% of average assets for the same period of 2010.  The $1.95 million increase in non-interest expenses in 2011 when compared to the first six months of 2010 is largely due to $842,000 of conversion expenses incurred during 2011, as Premier is changing its operating and customer delivery systems to a more unified platform to be completed in the third quarter of 2011.  Also contributing to the increase in non-interest expenses in 2011 was a $357,000, or 17.6%, increase in data processing expenses, a $186,000, or 8.0% increase in occupancy and equipment expenses, a $105,000, or 12.0% increase in FDIC insurance expense, an $82,000 increase in supplies expense, a $56,000, or 0.7% increase in staff costs, and a $137,000, or 49.2% increase in core deposit amortization expense.  Data processing expense has increased due to higher rates charged by Premier’s data providers and an increase in the number of accounts processed.  Occupancy and equipment expense increased due to $81,000 in gains on the sale of three buildings in the first quarter of 2010, which served to reduce the reported expense for the first six months of 2010, plus expenses incurred in 2011 due to the upgrade of information technology equipment.  FDIC insurance expense increased largely due to an increase in the assessed deposit base, resulting in part from the four branches acquired in the third quarter of 2010, while core deposit amortization expense increased due to the core deposit intangible assets associated with the same branch purchase in 2010.  These expense increases were partially offset by a $98,000, or 19.1%, decrease in equity based taxes and a $60,000, or 12.8%, decrease in other real estate owned expenses.

Non-interest expenses for the second quarter of 2011 totaled $9.72 million, or 3.31% of average assets on an annualized basis, compared to $8.56 million, or 3.14% of average assets for the same period of 2010.  The $1.16 million increase in non-interest expenses in the second quarter of 2011 when compared to the second quarter of 2010 is largely due to $463,000 of conversion expenses incurred during the second quarter of 2011.  Also contributing to the increase in non-interest expenses in the second quarter of 2011 was a $159,000, or 15.6%, increase in data processing expenses, an $89,000, or 7.5%, increase in occupancy and equipment expenses, a $96,000, or 2.5% increase in staff costs, a $52,000, or 12.5% increase in FDIC insurance expense, an $88,000 increase in supplies expense and a $70,000, or 51.9%, increase in core deposit amortization expense.  Data processing expense has increased due to higher rates charged by Premier’s data providers and an increase in the number of accounts processed.  Occupancy and equipment expense increased largely due to the upgrade of information technology equipment.  FDIC insurance expense increased largely due to an increase in the assessed deposit base, resulting in part from the four branches acquired in the third quarter of 2010, while core deposit amortization expense increased due to the core deposit intangible assets associated with the same branch purchase in 2010.  These expenses were partially offset by a $44,000, or 16.5%, decrease in professional fees and a $35,000, or 13.6%, decrease in equity based taxes.

Income tax expense was $1.4 million for the first six months 0f 2011 compared to $1.4 million for the first six months of 2010, although income before income taxes was 30.9% higher in the first six months of 2010.  The effective tax rate for the six months ended June 30, 2011 was 34.2% compared to 23.7% for the same period in 2010.  The lower proportional income tax expense and lower effective tax rate in 2010 is largely due to the recognition of a $538,000, net of federal income tax expense, West Virginia income tax benefit resulting from Premier’s projected ability to fully realize its West Virginia state deferred tax assets during the second quarter of 2010.  The majority of the state deferred tax assets were made up of West Virginia net operating loss carryforwards, some of which were incurred as a result of Premier’s historical operations and some of which were obtained from the Traders Bankshares acquisition in 2008.  The 2010 projection took into account changes in West Virginia’s corporation income tax rules regarding consolidated income tax returns and the likelihood that the projected taxable income from the Abigail Adams National Bancorp acquisition in 2009 would likely accelerate the utilization of all carryforwards.  Income tax expense for the quarter ending June 30, 2011 was $541,000, a 34.5% effective tax rate, compared to $224,000, a 9.2% effective tax rate) for the same period in 2010.  The lower income tax expense in the second quarter of 2010 is directly related to the West Virginia income tax benefit detailed above.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
JUNE 30, 2011

B.         Financial Position

Total assets at June 30, 2011 decreased by $43.1 million to just over $1.140 billion from the $1.183 billion at December 31, 2010.  Likewise, earning assets decreased by $56.0 million from the $1.092 billion at year-end 2010 to end the quarter at $1.036 billion.  The decrease in earning assets was largely due to a decrease in interest bearing deposits with other banks as funds were used to satisfy $45.1 million of deposit withdrawals.

Cash and due from banks at June 30, 2011 was $37.9 million, a $17.9 million increase from the $20.0 million at December 31, 2010.  The increase is largely the result of higher required cash reserves of the newly formed Premier Bank, Inc. than the sum of the reserve requirements of the individual five banks Premier merged together to form Premier Bank, Inc.  Larger banks, such as Premier Bank, Inc., are required to have a higher percentage of cash reserves on hand than smaller banks, such as the five individual banks that were merged together.  Interest bearing bank balances decreased by $56.8 million from the $78.6 million reported at December 31, 2010.  Most of these bank balances were held in various Federal Reserve Bank accounts.  These bank balances were reduced to fund deposit withdrawals during the second quarter and to fund the increase in the required cash reserves discussed above.  Federal funds sold decreased by $20.1 million to $3.5 million at June 30, 2011.   Changes in these highly liquid assets are generally in response to increases in deposits, the demand for deposit withdrawals or the funding of loans or investment purchases and are part of Premier’s management of its liquidity and interest rate risks.  The decrease in federal funds sold was part of Premier’s management of its interest rate risk as the Company funded an increase in investment securities during the first six months of 2011.

Securities available for sale totaled $300.6 million at June 30, 2011, a $44.1 million increase from the $256.5 million at December 31, 2010.  The increase was largely due to the investment of surplus funds from the repayment or complete payoff of loans during the first six months of 2011 that exceeded the funding of new loans, plus the investment of additional funds previously held either in federal funds sold or interest bearing bank balances.  During the first six months of 2011, Premier used surplus liquid assets to purchase bonds in the short- to mid-term maturity range in an effort to improve its overall yield on earning assets without unduly increasing interest rate risk.  The investment portfolio is predominately high quality residential mortgage backed securities backed by the U.S. Government or Government sponsored agencies.  Both; the unrealized gains at June 30, 2011 and the unrealized losses at December 31, 2010 are believed to be price changes resulting from decreases or increases in the long-term interest rate environment and management anticipates receiving all principal and interest on these investments as they mature or are called.  Additional details on investment activities can be found in the Consolidated Statements of Cash Flows.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
JUNE 30, 2011

Total loans at June 30, 2011 were $704.0 million compared to $726.0 million at December 31, 2010, a decrease of approximately $22.0 million.  The decrease in loans was largely due to loan payoffs and principal payments exceeding sluggish new loan demand during the first six months of 2011.  New loan demand is minimal due to the slow pace of the economic recovery in 2011.

Deposits totaled $940.2 million as of June 30, 2011, a $45.1 million decrease from the $985.3 million in deposits at December 31, 2010.  The overall decrease in deposits is largely due to the withdrawal of $37.6 million of funds by the District of Columbia government.  Local government deposits are typically volatile deposits, as local governments routinely seek higher returns on their deposit accounts.  Non-interest bearing deposits decreased by $18.1 million during the first six months of 2011, as the DC government withdrawals exceeded the growth in non-interest bearing deposits during the period.  Interest bearing time deposits $100,000 and over decreased by $2.3 million during the first six months of 2011, reversing some of the $4.8 million decrease in interest bearing time deposits $100,000 and over during the first quarter of 2011.  Other interest bearing deposits decreased by $24.7 million during the first six months 2011, more than offsetting the $3.9 million increase in all other interest bearing deposits during the first three months of 2011.  A little over half of the decrease during the first six months of 2011 resulted from the DC government withdrawals.  Similar to the decrease in total deposits, repurchase agreements with corporate and public entity customers decreased in the first six months of 2011, declining by $3.6 million to $26.1 million, reversing some of the $7.2 million decrease in repurchase agreements during the first quarter of 2011.  The Company also borrowed $1.4 million in federal funds purchased on an overnight basis at June 30, 2011.

Federal Home Loan Bank (FHLB) advances declined by $2.6 million in the first six months of 2011 due to regularly scheduled principal payments and Premier’s bank subsidiaries repaying the $2.4 million of overnight FHLB borrowings they had outstanding at December 31, 2010.  Other borrowed funds decreased by $1.0 million during the first six months of 2011 due to regularly scheduled principal payments plus accelerated principal payments.  See Note 4 to the consolidated financial statements for additional information on the Company’s outstanding FHLB advances.

The following table sets forth information with respect to the Company’s nonperforming assets at June 30, 2011 and December 31, 2010.

	(In Thousands)
	2011	2010
Non-accrual loans	$51,387	$47,131
Accruing loans which are contractually past due 90 days or more	308	414
Restructured	350	2,639
Total non-performing loans	52,045	50,184
Other real estate acquired through foreclosure (OREO)	11,574	11,249
Total non-performing assets	$63,619	$61,433

Non-performing loans as a percentage of total loans	7.39%	6.91%

Non-performing assets as a percentage of total assets	5.58%	5.19%

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
JUNE 30, 2011

Total non-performing loans have increased since year-end, largely due to an increase in non-accrual loans.  During the first quarter of 2011, four large loan relationships totaling approximately $10.7 million were placed on non-accrual status and processes put into place to begin foreclosure due to the borrowers’ inability to continue to service their loans.  Any accrued interest on these loans was reversed against current year interest income on loans.  During the first six months of 2011, a total of $14.3 million of loans have been placed on non-accrual status, while approximately $7.9 million of payments and payoffs have been received on non-accrual loans during that time.  The change in other real estate owned (“OREO”) during the first six months of 2011 is largely due to the foreclosure of approximately $2.1 million of loans partially offset by sales of $1.4 million of OREO properties and writedowns of $362,000.  The writedowns were substantially offset by $330,000 of gains on the disposition of the OREO sold.  The significant level of non-accrual loans and OREO is due to the non-performing assets that came with the acquisition of Abigail Adams National Bancorp and its two subsidiary banks (the “Acquired Banks”).

At December 31, 2010, the Acquired Banks accounted for $48.7 million or 79.2% of Premier’s non-performing assets while at June 30, 2011 the Acquired Banks accounted for $47.4 million or 74.4% of Premier’s non-performing assets.  However, since these assets were recorded at an estimated fair value on the date of acquisition, the amount of credit risk assumed by Premier is not nearly as great as the volume of non-performing assets suggests taken at face value.  The estimate of fair value on all loans, but particularly on non-performing assets, included factors for the measurement of credit risk, interest rate risk and re-salability in the most advantageous market for the loans in an orderly transaction between market participants. These estimates included significant discounts on the non-accrual loans.  Since the estimated fair value of these loans was believed to have accounted for the reasonably estimable credit risk in the loans, consistent with new accounting guidance for acquisitions after 2008, no allowance for loan losses for these loans was recorded at the date of acquisition.  Under previous accounting standards, the loan loss allowance of acquired banks would have carried over to Premier’s books and records, as was the case for the Traders Bank and Citizens First Bank acquisitions.  The following table illustrates the face value of the non-performing assets of the Acquired Banks as of June 30, 2011 and December 31, 2010 and the discounted net carrying value of those non-performing assets.

NON-PERFORMING ASSETS AT ACQUIRED SUBSIDIARY BANKS
(Dollars in thousands)
	June 30, 2011		December 31, 2010
	Face Value	Discounted Net Carrying Value	Face Value	Discounted Net Carrying Value
Non-performing Assets
Non-accrual loans	$49,024	$39,712	$52,337	$41,480
Loans 90+ days past due	6	5	335	319
Other real estate owned	9,110	7,639	8,198	6,903
Total non-performing assets	$58,140	$47,356	$60,870	$48,702

(1) Face value includes reductions for interest payments received on loans while on non-accrual status in accordance with the cost recovery method of accounting for non-accrual loans.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
JUNE 30, 2011

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

During the second quarter of 2011, the Company recorded $1.8 million of provisions for loan losses compared to $1.4 million of provisions for loan losses during the same quarter of 2010.  The increase in the level of provision expense during the second quarter of 2011 was largely to provide for a calculated increase in exposure to credit risk related to one borrowing relationship in Premier’s Kentucky market.  The actual amount of realized losses, if any, has yet to be determined and may not be determined for some time into the future.  However, in management’s opinion, sufficient evidence existed in the second quarter to reduce the likelihood of full repayment and increase the related estimated credit risk.  As the pace of economic recovery continues to be sluggish in Premier’s markets, the ability of borrowers to consistently make their loan payments is increasingly being tested.  Evidence of the increased credit risk includes higher levels of non-accrual loans, loan charge-offs and other real estate owned as a result of foreclosures.  For the first six months of 2011, total provision for loan losses equaled $2.3 million.  This compares to $2.0 million of provisions for loan losses during the first six months of 2010.  The provisions for loan losses were made in accordance with Premier’s policies regarding management’s estimation of probable incurred losses in the loan portfolio and the adequacy of the allowance for loan losses, which are in accordance with accounting principles generally accepted in the United States of America.  In the coming months, Premier will continue to monitor the impact that national housing market price declines may have on its local markets and collateral valuations as management evaluates the adequacy of the allowance for loan losses.  While some price deterioration is expected, it is not currently anticipated that Premier’s markets will be impacted as severely as other areas of the country due to the historically modest increases in real estate values in the Company’s Appalachian markets.  However, as local and national unemployment rates remain at elevated levels and the downturn in housing prices extends further into the future, there is an increasing risk of price deterioration in real estate values in the Company’s markets.  Future provisions to the allowance for loan losses, positive or negative, will depend on future improvement or deterioration in estimated credit risk in the loan portfolio as well as whether additional payments are received on loans having significant credit risk.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
JUNE 30, 2011

Gross charge-offs totaled $578,000 during the first six months of 2011.  Any collections on these loans would be presented in future financial statements as recoveries of the amounts charged against the allowance.  Recoveries recorded during the first six months of 2011 totaled $121,000 resulting in net charge-offs for the first six months of 2011 of $457,000.  These amounts compare to the $583,000 of gross charge-offs and $235,000 of recoveries recorded during the first six months of 2010, resulting in net charge-offs of $348,000.  The allowance for loan losses at June 30, 2011 was 1.66% of total loans compared to 1.36% at December 31, 2010.  The increase in the ratio is largely due to the $2.3 million of additional provisions for loan losses exceeding the $457,000 of net charge-offs recorded in the first six months of 2011 as well as the $21.9 million decrease in total loans outstanding.

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
JUNE 30, 2011

1.
Core deposits consisting of both consumer and commercial deposits and certificates of deposit of $100,000 or more.  Management believes that the majority of its $100,000 or more certificates of deposit are no more volatile than its other deposits.  This is due to the nature of the markets in which the subsidiaries operate.

2.	Cash flow generated by repayment of loans and interest.

3.	Arrangements with correspondent banks for purchase of unsecured federal funds.

4.	The sale of securities under repurchase agreements and borrowing from the Federal Home Loan Bank.

5.	Maintenance of an adequate available-for-sale security portfolio. The Company owns $300.6 million of securities at fair value as of June 30, 2011.

The cash flow statements for the periods presented in the financial statements provide an indication of the Company’s sources and uses of cash as well as an indication of the ability of the Company to maintain an adequate level of liquidity.

E.           Capital

At June 30, 2011, total shareholders’ equity of $139.3 million was approximately 12.2% of total assets.  This compares to total shareholders’ equity of $131.4 million or 11.1% of total assets on December 31, 2010.

Tier I capital totaled $101.4 million at June 30, 2011, which represents a Tier I leverage ratio of approximately 8.9%.  This ratio is up slightly from the 8.5% at December 31, 2010 as the growth in Tier I capital was divided by a decrease in total assets during the first six months of 2011.

Book value per common share was $14.79 at June 30, 2011, and $13.80 at December 31, 2010.  The increase in book value per common share was the result of the $0.26 per share earned during the first six months of 2011, less the approximately $0.08 per share reduction for the $611,000 of preferred stock dividends and related accretion.  Also increasing the book value per share was $5,692,000 of other comprehensive income for the first six months of 2011 related to the after tax increase in the market value of investment securities available for sale, which increased book value by approximately $0.72 per share.

PREMIER FINANCIAL BANCORP, INC.
JUNE 30, 2011

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
JUNE 30, 2011

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
JUNE 30, 2011

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PREMIER FINANCIAL BANCORP, INC.

Date: August 15, 2011                                   /s/ Robert W. Walker
Robert W. Walker
President & Chief Executive Officer

Date: August 15, 2011                                   /s/ Brien M. Chase
Brien M. Chase
Senior Vice President & Chief Financial Officer