Form 10-Q
period 2011-09-30
PREMIER FINANCIAL BANCORP INC
filed 2011-11-14
CIK 887919

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Common stock, no par value, – 7,937,143 shares outstanding at November 1, 2011

PREMIER FINANCIAL BANCORP, INC.
SEPTEMBER 30, 2011

PREMIER FINANCIAL BANCORP, INC.
SEPTEMBER 30, 2011

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

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2011 AND DECEMBER 31, 2010
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	(UNAUDITED)
	2011	2010
ASSETS
Cash and due from banks	$27,828	$20,001
Interest bearing bank balances	64,349	78,649
Federal funds sold	4,833	23,598
Cash and cash equivalents	97,010	122,248
Securities available for sale	281,600	256,520
Loans held for sale	499	1,477
Loans	688,012	725,964
Allowance for loan losses	(12,398)	(9,865)
Net loans	675,614	716,099
Federal Home Loan Bank and Federal Reserve Bank stock	5,538	7,096
Premises and equipment, net	16,248	16,566
Real estate and other property acquired through foreclosure	17,651	11,249
Interest receivable	3,497	3,742
Goodwill	29,875	29,875
Other intangible assets	3,566	4,185
Prepaid FDIC insurance premiums	1,376	2,068
Deferred taxes	6,335	10,743
Other assets	1,264	1,383
Total assets	$1,140,073	$1,183,251

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Non-interest bearing	$195,085	$214,665
Time deposits, $100,000 and over	156,287	158,962
Other interest bearing	586,177	611,664
Total deposits	937,549	985,291
Federal fund purchased	145	-
Securities sold under agreements to repurchase	27,145	29,637
Federal Home Loan Bank advances	10,178	12,896
Other borrowed funds	18,646	20,178
Interest payable	782	899
Other liabilities	2,619	2,953
Total liabilities	997,064	1,051,854

Stockholders' equity
Preferred stock, no par value; $22,252 liquidation preference,
5% cumulative, 1,000,000 shares authorized; 22,252 shares issued and outstanding	21,922	21,841
Common stock, no par value; 20,000,000 shares authorized;
7,937,143 shares issued and outstanding	71,542	71,465
Retained earnings	43,124	39,526
Accumulated other comprehensive income (loss)	6,421	(1,435)
Total stockholders' equity	143,009	131,397
Total liabilities and stockholders' equity	$1,140,073	$1,183,251

See Accompanying Notes to Consolidated Financial Statements

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Interest income
Loans, including fees	$11,252	$10,964	$33,479	$33,534
Securities available for sale
Taxable	1,916	1,976	5,973	5,997
Tax-exempt	58	63	180	193
Federal funds sold and other	28	49	121	110
Total interest income	13,254	13,052	39,753	39,834

Interest expense
Deposits	1,746	2,125	5,504	6,538
Repurchase agreements and other	37	42	124	124
FHLB advances and other borrowings	257	215	790	726
Total interest expense	2,040	2,382	6,418	7,388

Net interest income	11,214	10,670	33,335	32,446
Provision for loan losses	810	761	3,150	2,741
Net interest income after provision for loan losses	10,404	9,909	30,185	29,705

Non-interest income
Service charges on deposit accounts	1,021	1,025	2,890	3,016
Electronic banking income	442	383	1,370	1,095
Secondary market mortgage income	108	128	248	312
Other	295	199	703	523
	1,866	1,735	5,211	4,946
Non-interest expenses
Salaries and employee benefits	4,174	3,978	12,217	11,965
Occupancy and equipment expenses	1,188	1,166	3,706	3,498
Outside data processing	954	1,029	3,341	3,059
Professional fees	248	249	730	740
Taxes, other than payroll, property and income	158	254	573	767
Write-downs, expenses, sales of other real estate owned, net	316	(48)	723	419
Amortization of intangibles	203	131	618	409
Conversion expenses	909	61	1,751	61
FDIC insurance	21	473	998	1,345
Other expenses	1,366	1,177	3,903	3,272
	9,537	8,470	28,560	25,535
Income before income taxes	2,733	3,174	6,836	9,116
Provision for income taxes	920	1,069	2,323	2,479

Net income	$1,813	$2,105	$4,513	$6,637

Preferred stock dividends and accretion	305	305	916	943
Net income available to common stockholders	$1,508	$1,800	$3,597	$5,694

Net income per share:
Basic	$0.19	$0.23	$0.45	$0.72
Diluted	0.19	0.22	0.45	0.70

See Accompanying Notes to Consolidated Financial Statements

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Net income	$1,813	$2,105	$4,513	$6,637

Other comprehensive income:
Unrealized gains arising during the period	3,279	719	11,921	2,598
Reclassification of realized amount	-	-	(18)	-
Net change in unrealized gain (loss) on securities	3,279	719	11,903	2,598
Less tax impact	1,115	247	4,047	886
Other comprehensive income:	2,164	472	7,856	1,712

Comprehensive income	$3,977	$2,577	$12,369	$8,349

See Accompanying Notes to Consolidated Financial Statements

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	2011	2010
Cash flows from operating activities
Net income	$4,513	$6,637
Adjustments to reconcile net income to net cash from operating activities
Depreciation	1,113	1,093
Provision for loan losses	3,150	2,741
Amortization (accretion), net	(1,063)	(2,310)
OREO writedowns (gains on sales), net	292	(264)
Stock compensation expense	77	38
Loans originated for sale	(12,595)	(15,265)
Secondary market loans sold	13,832	15,167
Secondary market income	(248)	(312)
Gain on sale of buildings	(171)	(81)
Gain on sale of securities	(18)	-
Changes in :
Interest receivable	245	170
Other assets	1,161	2,022
Interest payable	(117)	(107)
Other liabilities	(56)	238
Net cash from operating activities	10,115	9,767

Cash flows from investing activities
Purchases of securities available for sale	(110,447)	(228,715)
Proceeds from the sale of securities available for sale	2,017	-
Proceeds from maturities and calls of securities available for sale	94,293	231,033
Redemption of FRB and FHLB stock, (net of purchases)	1,558	(242)
Purchase of branches, net of cash received	-	8,936
Net change in loans	30,839	14,048
Purchases of premises and equipment, net	(624)	(934)
Proceeds from sales of other real estate acquired through foreclosure	1,907	2,597
Net cash from investing activities	19,543	26,723

Cash flows from financing activities
Net change in deposits	(47,374)	(11,111)
Common Stock dividends paid	-	(1,746)
Preferred Stock dividends paid	(1,112)	(835)
Net change in short-term Federal Home Loan Bank advances	(2,400)	-
Repayment of Federal Home Loan Bank advances	(131)	(4,144)
Repayment of other borrowed funds	(1,532)	(6,643)
Proceeds from other borrowings	-	11,300
Net change in federal funds purchased	145	-
Net change in agreements to repurchase securities	(2,492)	2,115
Net cash from financing activities	(54,896)	(11,064)

Net change in cash and cash equivalents	(25,238)	25,426

Cash and cash equivalents at beginning of period	122,248	84,596

Cash and cash equivalents at end of period	$97,010	$110,022

See Accompanying Notes to Consolidated Financial Statements

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	2011	2010
Supplemental disclosures of cash flow information:
Cash paid during period for interest	$6,535	$7,396

Cash paid during period for income taxes	2,805	930

Non-cash transactions
Loans transferred to real estate acquired through foreclosure	$8,601	$7,396
Branches acquired:
Fair value of assets acquired from via branch purchase		$71,825
Cash paid for branches		2,432
Liabilities assumed of via branch purchase		$74,257

See Accompanying Notes to Consolidated Financial Statements

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Premier Financial Bancorp, Inc. (the Company) and its wholly owned subsidiaries (the “Banks”):

				September 30, 2011
		Year	Total	Net Income
Subsidiary	Location	Acquired	Assets	Qtr	Nine Mos
Citizens Deposit Bank & Trust	Vanceburg, Kentucky	1991	$210,683	$596	$1,705
Farmers Deposit Bank	Eminence, Kentucky	1996	58,513	168	119
Ohio River Bank	Ironton, Ohio	1998	94,882	239	362
Premier Bank, Inc.	Huntington, West Virginia	1998	769,091	1,117	3,557
Parent and Intercompany Eliminations			6,904	(307)	(1,230)
Consolidated Total			$1,140,073	$1,813	$4,513

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  1 - BASIS OF PRESENTATION- continued

Recently Issued Accounting Pronouncements

In December 2010, the FASB amended existing guidance relating to goodwill impairment testing. This guidance requires that if the carrying amount of a reporting unit is zero or negative, a qualitative assessment be performed to determine if it is more likely than not that goodwill is impaired.  Step 2 of the impairment test shall be performed if it is determined that it is more likely than not that goodwill is impaired. The amendments in this guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010.  The Company is currently evaluating the impact of this amendment on the consolidated financial statements.

In April 2011, the FASB amended existing guidance for assisting a creditor in determining whether a restructuring is a troubled debt restructuring.  The amendments clarify the guidance for a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. With regard to determining whether a concession has been granted, the ASU clarifies that creditors are precluded from using the effective interest method to determine whether a concession has been granted. In the absence of using the effective interest method, a creditor must now focus on other considerations such as the value of the underlying collateral, evaluation of other collateral or guarantees, the debtor’s ability to access other funds at market rates, interest rate increases and whether the restructuring results in a delay in payment that is insignificant.   This guidance is effective for interim and annual reporting periods beginning after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.  For purposes of measuring impairment on newly identified troubled debt restructurings, the amendments should be applied prospectively for the first interim or annual period beginning on or after June 15, 2011.  The adoption of this guidance did not have a material effect on the Company’s results of operations or financial position.

In June 2011, the FASB issued ASU No. 2011-05, "Comprehensive Income (Topic 220) - Presentation of Comprehensive Income." The ASU requires entities to present items of net income and other comprehensive income either in one continuous statement - referred to as the statement of comprehensive income - or in two separate, but consecutive, statements of net income and other comprehensive income. The ASU is effective for the first interim period and annual period beginning after December 15, 2011. The adoption of this guidance is not expected to have a material impact upon the Company’s financial statements.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  1 - BASIS OF PRESENTATION- continued

In May 2011, the FASB issued ASU No. 2011-04, "Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs." This ASU represents the converged guidance of the FASB and the IASB (the "Boards") on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term "fair value." The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs. Included in the ASU are requirements to disclose additional quantitative disclosures about unobservable inputs for all Level 3 fair value measurements, as well as qualitative disclosures about the sensitivity inherent in recurring Level 3 fair value measurements. The ASU is effective during interim and annual periods beginning after December 15, 2011. The Company is currently evaluating the impact this new ASU will have on its financial statements.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  2 –SECURITIES

Amortized cost and fair value of investment securities, by category, at September 30, 2011 are summarized as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
Mortgage-backed securities
U. S. agency MBS - residential	$30,875	$2,043	$-	$32,918
U. S. agency CMO’s - residential	207,082	6,720	-	213,802
Total mortgage-backed securities of government sponsored agencies	237,957	8,763	-	246,720
U. S. government sponsored agency securities	20,120	96	(22)	20,194
Obligations of states and political subdivisions	9,458	469	-	9,927
Other securities	4,336	529	(106)	4,759
Total available for sale	$271,871	$9,857	$(128)	$281,600

Amortized cost and fair value of investment securities, by category, at December 31, 2010 are summarized as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
Mortgage-backed securities
U. S. agency MBS - residential	$36,798	$1,922	$-	$38,720
U. S. agency CMO’s - residential	153,502	670	(5,388)	148,784
Total mortgage-backed securities of government sponsored agencies	190,300	2,592	(5,388)	187,504
U. S. government sponsored agency securities	52,912	154	(639)	52,427
Obligations of states and political subdivisions	10,152	196	(42)	10,306
Other securities	5,330	954	(1)	6,283
Total available for sale	$258,694	$3,896	$(6,070)	$256,520

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  2–SECURITIES - continued

The amortized cost and fair value of securities at September 30, 2011 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available for sale
Due in one year or less	$739	$748
Due after one year through five years	20,456	20,671
Due after five years through ten years	8,943	9,234
Due after ten years	2,684	2,921
Corporate preferred securities	1,092	1,306
Mortgage-backed securities of government sponsored agencies	237,957	246,720
Total available for sale	$271,871	$281,600

Securities with unrealized losses at September 30, 2011 aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. government sponsored agency securities	$3,095	$(22)	$-	$-	$3,095	$(22)
Other securities	791	(106)	-	-	791	(106)

Total temporarily impaired	$3,886	$(128)	$-	$-	$3,886	$(128)

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

The investment portfolio is predominately high quality interest-bearing debt securities with defined maturity dates backed by the U.S. Government or Government sponsored entities.  The unrealized losses at September 30, 2011 and December 31, 2010 are price changes resulting from changes in the interest rate environment and are not considered to be other than temporary declines in the value of the securities.  Their fair value is expected to recover as the bonds approach their maturity date and/or market conditions improve.

NOTE  3 - LOANS

Major classifications of loans at September 30, 2011 and December 31, 2010 are summarized as follows:

	2011	2010
Commercial, secured by real estate	$310,951	$319,048
Commercial, other	75,780	82,591
Real estate construction and land development	34,989	48,213
Residential real estate, including home equity	224,870	233,513
Agricultural	2,765	2,564
Consumer	30,793	32,926
Other	7,864	7,109
	$688,012	$725,964

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

Activity in the allowance for loan losses by portfolio segment for the nine months ending September 30, 2011 was as follows:

Loan Class	Balance Dec 31, 2010	Provision for loan losses	Loans charged-off	Recoveries	Balance Sept 30, 2011
Residential real estate	$2,666	$83	$318	$28	$2,459
Multifamily real estate	252	32	-	21	305
Commercial real estate:
Owner occupied	1,141	35	-	2	1,178
Non owner occupied	1,644	819	261	28	2,230
Commercial and industrial	2,421	(430)	17	36	2,010
Consumer	366	36	90	67	379
All other	1,375	2,575	179	66	3,837
Total	$9,865	$3,150	$865	$248	$12,398

Activity in the allowance for loan losses by portfolio segment for the three months ending September 30, 2011 was as follows:

Loan Class	Balance June 30, 2011	Provision for loan losses	Loans charged-off	Recoveries	Balance Sept 30, 2011
Residential real estate	$2,666	$(69)	$150	$12	$2,459
Multifamily real estate	349	(63)	-	19	305
Commercial real estate:
Owner occupied	988	190	-	-	1,178
Non owner occupied	1,639	566	-	25	2,230
Commercial and industrial	1,934	49	1	28	2,010
Consumer	364	18	30	27	379
All other	3,808	119	106	16	3,837
Total	$11,748	$810	$287	$127	$12,398

Changes in the allowance for loan losses for the three and nine months ended September 30, 2010 are as follows:

	Three Months Ended Sept 30, 2010	Nine Months Ended Sept 30, 2010
Balance, beginning of period	$9,201	$7,569
Gross charge-offs	(526)	(1,109)
Recoveries	104	339
Provision for loan losses	761	2,741
Balance, end of period	$9,540	$9,540

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

Purchased Loans

As a result of the acquisition Abigail Adams National Bancorp, the Company holds purchased loans for which there was, at the October 1, 2009 acquisition date, evidence of deterioration of credit quality since their origination and it was probable, at acquisition, that all contractually required payments would not be collected.  The carrying amount of those loans is as follows at September 30, 2011 and December 31, 2010.

	2011	2010
Residential Real Estate	$286	$1,553
Multifamily Real Estate	3,758	4,742
Commercial Real Estate
Owner Occupied	1,948	4,564
Non owner Occupied	6,501	5,189
Commercial and industrial	617	1,292
All other	2,059	11,519
Total carrying amount	$15,169	$28,859

Carrying amount, net of allowance	$15,169	$28,669

The Company cannot reasonably estimate the cash flows expected to be collected on these loans and therefore has continued to account for these loans using the cost recovery method of income recognition.  As such, no portion of a purchase discount adjustment has been determined to meet the definition of an accretable yield adjustment.  If, in the future, cash flows from the borrower(s) can be reasonably estimated, a portion of the purchase discount would be allocated to an accretable yield adjustment based upon the present value of the future estimated cash flows versus the current carrying value of the loan and the accretable yield portion would be recognized as interest income over the remaining life of the loan. Until such accretable yield can be calculated, under the cost recovery method of income recognition, all payments will be used to reduce the carrying value of the loan and no income will be recognized on the loan until the carrying value is reduced to zero.  Any loan accounted for under the cost recovery method is also still included as a non-accrual loan in the amounts presented in the tables above.

For those purchased loans disclosed above, the Company increased the allowance for loan losses by $307 for the nine months ended September 30, 2010 and decreased the allowance for loan losses by $190 for the nine months ended September 30, 2011.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

Past Due and Non-performing Loans

The following table sets forth information with respect to the Company’s nonperforming loans at September 30, 2011 and December 31, 2010.

	2011	2010
Non-accrual loans	$42,128	$47,131
Accruing loans which are contractually past due 90 days or more	5,140	414
Restructured loans	1,048	2,639
Total	$48,316	$50,184

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of September 30, 2011 and December 31, 2010.  The recorded investment in non-accrual loans is less than the principal owed on non-accrual loans due to discounts applied to the carrying value of the loan at time of their acquisition and interest payments made by the borrower which have been used to reduce the recorded investment in the loan rather than recognized as interest income.

September 30, 2011	Principal Owed on Non-accrual Loans	Recorded Investment in Non-accrual Loans	Loans Past Due Over 90 Days, still accruing
Residential real estate	$4,223	$3,198	$888
Multifamily real estate	9,706	7,759	703
Commercial real estate
Owner occupied	11,243	9,383	596
Non owner occupied	10,029	7,981	1,585
Commercial and industrial	7,581	5,303	1,365
Consumer	120	116	3
All other	12,006	8,388	-
Total	$54,908	$42,128	$5,140

December 31, 2010	Principal Owed on Non-accrual Loans	Recorded Investment in Non-accrual Loans	Loans Past Due Over 90 Days, still accruing
Residential real estate	$4,845	$3,764	$80
Multifamily real estate	6,764	4,742	-
Commercial real estate
Owner occupied	12,680	10,493	-
Non owner occupied	14,624	12,081	-
Commercial and industrial	7,939	5,813	319
Consumer	15	15	15
All other	14,805	10,223	-
Total	$61,672	$47,131	$414

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

The following table presents the aging of the recorded investment in past due loans as of September 30, 2011 by class of loans:
Loan Class	Total Loans	30-89 Days Past Due	Greater than 90 days past due	Total Past Due	Loans Not Past Due
Residential real estate	$224,870	$7,011	$1,809	$8,820	$216,050
Multifamily real estate	35,410	3,836	6,166	10,002	25,408
Commercial real estate:
Owner occupied	105,430	7,928	4,718	12,646	92,784
Non owner occupied	155,696	518	6,191	6,709	148,987
Commercial and industrial	75,780	2,371	5,962	8,333	67,447
Consumer	30,793	388	89	477	30,316
All other	60,033	376	8,360	8,736	51,297
Total	$688,012	$22,428	$33,295	$55,723	$632,289

The following table presents the aging of the recorded investment in past due loans as of December 31, 2010 by class of loans:
Loan Class	Total Loans	30-89 Days Past Due	Greater than 90 days past due	Total Past Due	Loans Not Past Due
Residential real estate	$233,513	$5,902	$2,266	$8,168	$225,345
Multifamily real estate	41,037	4,471	2,140	6,611	34,426
Commercial real estate:
Owner occupied	106,924	5,638	5,797	11,435	95,489
Non owner occupied	155,839	1,141	6,907	8,048	147,791
Commercial and industrial	82,591	1,216	5,965	7,181	75,410
Consumer	32,926	395	29	424	32,502
All other	73,134	4,852	10,203	15,055	58,079
Total	$725,964	$23,615	$33,307	$56,922	$669,042

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2011:

	Allowance for Loan Losses				Loan Balances
Loan Class	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total

Residential real estate	$114	$2,345	$-	$2,459	$214	$224,370	$286	$224,870
Multifamily real estate	3	302	-	305	5,833	25,819	3,758	35,410
Commercial real estate:
Owner occupied	284	894	-	1,178	14,874	88,608	1,948	105,430
Non-owner occupied	921	1,309	-	2,230	8,567	140,628	6,501	155,696
Commercial and industrial	1,191	819	-	2,010	5,822	69,341	617	75,780
Consumer	36	343	-	379	55	30,738	-	30,793
All other	3,079	758	-	3,837	7,824	50,150	2,059	60,033
Total	$5,628	$6,770	$-	$12,398	$43,189	$629,654	$15,169	$688,012

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2010:

	Allowance for Loan Losses				Loan Balances
Loan Class	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total

Residential real estate	$48	$2,618	$-	$2,666	$207	$231,753	$1,553	$233,513
Multifamily real estate	-	252	-	252	-	36,295	4,742	41,037
Commercial real estate:
Owner occupied	280	861	-	1,141	7,328	95,032	4,564	106,924
Non-owner occupied	429	1,025	190	1,644	7,031	143,619	5,189	155,839
Commercial and industrial	1,389	1,032	-	2,421	5,022	74,047	3,522	82,591
Consumer	23	343	-	366	43	32,883	-	32,926
All other	163	1,212	-	1,375	2,163	61,682	9,289	73,134
Total	$2,332	$7,343	$190	$9,865	$21,794	$675,311	$28,859	$725,964

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

In the tables below, total individually evaluated impaired loans include certain purchased loans that were acquired with deteriorated credit quality that are still individually evaluated for impairment.

The following table presents loans individually evaluated for impairment by class of loans as of September 30, 2011.  The table includes $14,883 of loans acquired with deteriorated credit quality that are still individually evaluated for impairment.

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Residential real estate	$-	$-	$-
Multifamily real estate	12,023	9,509	-
Commercial real estate
Owner occupied	15,783	13,850	-
Non owner occupied	14,160	11,389	-
Commercial and industrial	2,708	1,540	-
All other	5,798	2,184	-
	50,472	38,472	-
With an allowance recorded:
Residential real estate	$213	$213	$114
Multifamily real estate	82	82	3
Commercial real estate
Owner occupied	2,990	2,972	284
Non owner occupied	4,013	3,679	921
Commercial and industrial	5,650	4,899	1,191
Consumer	55	55	36
All other	7,702	7,700	3,079
	20,705	19,600	5,628
Total	$71,177	$58,072	$5,628

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2010.  The table includes $27,306 of loans acquired with deteriorated credit quality that are still individually evaluated for impairment.

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

The following table presents the average balance of loans individually evaluated for impairment and interest income recognized on these loans for the nine months ended September 30, 2011.   The table includes loans acquired with deteriorated credit quality that are still individually evaluated for impairment.

	Nine months ended Sept 30, 2011
Loan Class	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized

Residential real estate	$265	$8	$4
Multifamily real estate	7,459	202	194
Commercial real estate:
Owner occupied	13,167	1,070	1,073
Non-owner occupied	11,377	13	14
Commercial and industrial	7,941	214	209
Consumer	44	6	6
All other	12,119	83	82
Total	$52,372	$1,596	$1,582

The following table presents the average balance of loans individually evaluated for impairment and interest income recognized on these loans for the three months ended September 30, 2011. The table includes loans acquired with deteriorated credit quality that are still individually evaluated for impairment.

	Three months ended Sept 30, 2011
Loan Class	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized

Residential real estate	$266	$5	$1
Multifamily real estate	8,698	185	177
Commercial real estate:
Owner occupied	14,545	580	582
Non-owner occupied	11,549	-	-
Commercial and industrial	7,502	25	18
Consumer	48	4	4
All other	11,495	58	56
Total	$54,103	$857	$838

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

Troubled Debt Restructurings

A loan is classified as a troubled debt restructuring ("TDR") when loan terms are modified due to a borrower's financial difficulties and a concession is granted to a borrower that would not have otherwise been considered. Most of the Company’s loan modifications involve a restructuring of loan terms prior to maturity to temporarily reduce the payment amount and/or to require only interest for a temporary period, usually up to six months.  These modifications generally do not meet the definition of a TDR because the modifications are considered to be an insignificant delay in payment.

The following table presents TDR’s as of September 30, 2011 and December 31, 2010:

September 30, 2011	TDR’s on Non-accrual	Other TDR’s	Total TDR’s

Residential real estate	$249	$1,180	$1,429
Commercial real estate
Non owner occupied	-	93	93
Commercial and industrial	42	4	46
Consumer	12	3	15
Total	$303	$1,280	$1,583

December 31, 2010	TDR’s on Non-accrual	Other TDR’s	Total TDR’s

Residential real estate	$-	$1,078	$1,078
Multifamily real estate	-	-	-
Commercial real estate
Owner occupied	-	365	365
Non owner occupied	-	511	511
Commercial and industrial	-	292	292
Consumer	-	3	3
All other	-	390	390
Total	$-	$2,639	$2,639

At September 30, 2011, $60,000 in specific reserves was allocated to loans that had restructured terms.  At December 31, 2010 $5,000 in specific reserves was allocated to loans that had restructured terms.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

The following table presents TDR’s that occurred during the three and nine months ended September 30, 2011:

	Three months ended Sept 30, 2011			Nine months ended Sept 30, 2011
Loan Class	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Residential real estate	1	$827	$827	1	$827	$827
Total	1	$827	$827	1	$827	$827

The troubled debt restructurings described above did not increase the allowance for loan losses during the periods ending September 30, 2011.

The following table presents TDR’s for which there was a payment default within twelve months following the modification during the three and nine months ended September 30, 2011:

	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
Loan Class	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Residential real estate	1	$83	2	$274
Commercial real estate
Non owner occupied	2	93	2	93
Commercial and industrial	1	4	2	45
Consumer	-	-	1	12
Total	$4	$180	$7	$424

A loan is considered to be in payment default once it is 31 days contractually past due under the modified terms.

The troubled debt restructurings that subsequently defaulted described above increased the allowance for loan losses by $60,000 during the period ending September 30, 2011.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

Credit Quality Indicators:

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as:  current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors.  The Company analyzes loans individually by classifying the loans as to credit risk.  This analysis includes non-homogeneous loans, such as commercial and commercial real estate loans.  This analysis is performed on a monthly basis.  The Company uses the following definitions for risk ratings:

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

As of September 30, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

Loan Class	Pass	Special Mention	Substandard	Doubtful	Total Loans

Residential real estate	$203,728	$8,746	$12,182	$214	$224,870
Multifamily real estate	20,556	5,263	9,591	-	35,410
Commercial real estate:
Owner occupied	81,726	6,881	16,689	134	105,430
Non-owner occupied	133,332	4,554	17,810	-	155,696
Commercial and industrial	61,138	8,203	6,393	46	75,780
Consumer	30,430	268	40	55	30,793
All other	45,492	4,868	8,999	674	60,033
Total	$576,402	$38,783	$71,704	$1,123	$688,012

As of December 31, 2010, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

Loan Class	Pass	Special Mention	Substandard	Doubtful	Total Loans

Residential real estate	$210,519	$13,696	$9,091	$207	$233,513
Multifamily real estate	24,231	5,955	10,851	-	41,037
Commercial real estate:
Owner occupied	79,147	11,024	16,373	380	106,924
Non-owner occupied	136,019	3,086	16,734	-	155,839
Commercial and industrial	56,842	17,112	8,524	113	82,591
Consumer	32,537	233	113	43	32,926
All other	57,106	4,336	11,119	573	73,134
Total	$596,401	$55,442	$72,805	$1,316	$725,964

 PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  4 – FEDERAL HOME LOAN BANK ADVANCES

The Banks own stock of the Federal Home Loan Bank (FHLB) of Cincinnati, Ohio, and the FHLB of Pittsburgh, Pennsylvania. This stock allows the Banks to borrow advances from the FHLB.

Advances from the FHLB at September 30, 2011 and December 31, 2010 were as follows:

	2011	2010
Payments due at maturity in March 2012, fixed rate at 1.81%	$10,104	$10,291
Payments due monthly with maturities from November 2011 to July 2012, fixed rates from 4.10% to 4.40%, averaging 4.26%	74	205
Overnight borrowed funds	-	2,400
	$10,178	$12,896

Advances are secured by the FHLB stock, certain pledged investment securities and substantially all single family first mortgage loans of the participating Banks.  Scheduled principal payments due on advances during the five years subsequent to September 30, 2011 are as follows:

2011 (remaining three months)	$95
2012	10,083
2013	-
2014	-
2015	-
Thereafter	-
$10,178

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

These quantitative measures established by regulation to ensure capital adequacy require the Company and Banks to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of September 30, 2011, that the Company and the Banks meet all quantitative capital adequacy requirements to which they are subject.

Shown below is a summary of regulatory capital ratios for the Company:
	Sept. 30, 2011	December 31, 2010	Regulatory Minimum Requirements	To Be Considered Well Capitalized
Tier I Capital (to Risk-Weighted Assets)	15.7%	14.1%	4.0%	6.0%
Total Capital (to Risk-Weighted Assets)	17.0%	15.3%	8.0%	10.0%
Tier I Capital (to Average Assets)	9.6%	8.5%	4.0%	5.0%

During 2009, Farmers Deposit Bank requested and received approval from its primary regulatory authority to make a dividend payment to the Company in an amount that exceeded the retained net profits of the preceding two years.  As such, Farmers Deposit will be required to continue to request permission to pay any additional dividends to the Company for at least two years.

As of September 30, 2011, the most recent notification from each of the Banks’ primary Federal regulators categorized the subsidiary Banks as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Banks must maintain minimum Total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the preceding table.  There are no conditions or events since that notification that management believes have changed the Banks’ categories.

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

The dividend rights of holders of Premier’s common shares are also qualified and subject to the dividend rights of holders of Premier’s Series A Preferred Shares.  Due to restrictions placed on it by the Federal Reserve Board of Governors in conjunction with the July 29, 2010 Written Agreement between Consolidated Bank & Trust and the FRB, Premier deferred its November 15, 2010 and February 15, 2011 quarterly dividends on its Series A Preferred Shares.  On May 13, 2011, Premier was given permission by the FRB and the Board of Governors to pay the deferred November 15, 2010 and February 15, 2011 quarterly dividends on its Series A Preferred Shares in conjunction with the regularly scheduled May 15, 2011 dividend payment.  In a letter dated July 21, 2011, the FRB and Board of Governors approved Premier’s July 14, 2011 request to pay the current $278,150 dividend due August 15, 2011.  Also, see Note 10 below.

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  6 – PREFERRED STOCK - continued

The U.S. Treasury has agreed not to exercise voting power with respect to any common stock issued to it upon exercise of the Warrant.  The common stock will be issued from authorized but unissued common stock and thus will dilute the interests of existing Premier common shareholders.  As of September 30, 2011, the Warrant has not yet been exercised.

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

Compensation expense of $77,000 was recorded for the first nine months of 2011 compared to $38,000 for the first nine months of 2010.  For the three months ended September 30, $30,000 was recorded for 2011 while $14,000 was recorded for 2010.  Stock-based compensation expense is recognized ratably over the requisite service period for all awards. Unrecognized stock-based compensation expense related to stock options totaled $118,000 at September 30, 2011. This unrecognized expense is expected to be recognized over the next 29 months based on the vesting periods of the options.

A summary of the Company’s stock option activity and related information is presented below for the nine months ended September 30:

	- - - - - - 2011 - - - - - -		- - - - - - 2010 - - - - - -
		Weighted Average Exercise		Weighted Average Exercise
	Options	Price	Options	Price
Outstanding at beginning of year	255,649	$10.77	212,449	$11.18
Grants	102,000	6.95	47,700	8.90
Exercises	-	-	-	-
Forfeitures or expired	(4,432)	8.16	(2,000)	12.42
Outstanding at September 30,	353,217	$9.70	258,149	$10.75

Exercisable at September 30,	208,995		165,699
Weighted average remaining life of options outstanding	6.7		6.6
Weighted average fair value of options granted during the year	$1.63		$1.41

Options outstanding at period-end are expected to fully vest.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  7 – STOCK COMPENSATION EXPENSE - continued

Additional information regarding stock options outstanding and exercisable at September 30, 2011, is provided in the following table:

	- - - - - - - - Outstanding - - - - - - - -			- - - - - - - - Currently Exercisable - - - - - - - -
Range of Exercise Prices	Number	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value

$6.50 to $10.00	227,284	$7.53	$-	83,062	5.1	$7.93	$-
$10.01 to $12.50	28,333	11.62	-	28,333	3.3	11.62	-
$12.51 to $15.00	70,100	13.47	-	70,100	5.9	13.47	-
$15.01 to $17.50	27,500	16.00	-	27,500	4.4	16.00	-
Outstanding – Sept 30, 2011	353,217	9.70	$-	208,995	5.0	11.35	$-

NOTE  8 – EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the earnings per common share and earnings per common share assuming dilution computations for the three and nine months ended September 30, 2011 and 2010 is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Basic earnings per share
Income available to common stockholders	$1,508	$1,800	$3,597	$5,694
Weighted average common shares outstanding	7,937	7,937	7,937	7,937
Earnings per share	$0.19	$0.23	$0.45	$0.72

Diluted earnings per shares
Income available to common stockholders	$1,508	$1,800	$3,597	$5,694
Weighted average common shares outstanding	7,937	7,937	7,937	7,937
Add dilutive effects of potential additional common stock	106	156	141	210
Weighted average common and dilutive potential common shares outstanding	8,043	8,093	8,078	8,147
Earnings per share assuming dilution	$0.19	$0.22	$0.45	$0.70

Stock options for 311,049 and 211,049 shares of common stock were not considered in computing diluted earnings per share for the periods ended September 30, 2011 and 2010 because they were antidilutive.

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  9 – FAIR VALUE - continued

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at September 30, 2011 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale
Mortgage-backed securities
U. S. agency MBS - residential	$32,918	$-	$32,918	$-
U. S. agency CMO’s - residential	213,802	-	213,802	-
Total mortgage-backed securities of government sponsored agencies	246,720	-	246,720	-
U. S. government sponsored agency securities	20,194	-	20,194	-
Obligations of states and political subdivisions	9,927	-	9,787	140
Other securities	4,759	-	4,759	-
Total available for sale	$281,600	$-	$281,460	$140

		Fair Value Measurements at December 31, 2010 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale
Mortgage-backed securities
U. S. agency MBS - residential	$38,720	$-	$38,720	$-
U. S. agency CMO’s - residential	148,784	-	148,784	-
Total mortgage-backed securities of government sponsored agencies	187,504	-	187,504	-
U. S. government sponsored agency securities	52,427	-	52,427	-
Obligations of states and political subdivisions	10,306	-	10,166	140
Other securities	6,283	-	6,283	-
Total available for sale	$256,520	$-	$256,380	$140

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  9 – FAIR VALUE - continued

The carrying amounts and estimated fair values of financial instruments at September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and due from banks	$92,177	$92,177	$98,650	$98,650
Federal funds sold	4,833	4,833	23,598	23,598
Securities available for sale	281,600	281,600	256,520	256,520
Loans held for sale	499	499	1,477	1,477
Loans, net	675,614	678,518	716,099	715,992
Federal Home Loan Bank and Federal Reserve Bank stock	5,538	n/a	7,096	n/a
Interest receivable	3,497	3,497	3,742	3,742

Financial liabilities
Deposits	$(937,549)	$(942,526)	$(985,291)	$(986,261)
Federal funds purchased	(145)	(145)	-	-
Securities sold under agreements to repurchase	(27,145)	(27,145)	(29,637)	(29,637)
Federal Home Loan Bank advances	(10,178)	(10,273)	(12,896)	(13,045)
Other borrowed funds	(18,646)	(18,616)	(20,178)	(20,148)
Interest payable	(782)	(782)	(899)	(899)

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

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at September 30, 2011 Using
	Sept 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Residential Real Estate	$99	$-	$-	$99
Multifamily Real Estate	79	-	-	79
Commercial Real Estate
Owner Occupied	2,688	-	-	2,688
Non-owner Occupied	2,758	-	-	2,758
Commercial and Industrial	3,709	-	-	3,709
Consumer	19	-	-	19
All Other	4,620	-	-	4,620
Total impaired loans	13,972	$-	$-	$13,972
Other real estate owned:
Residential Real Estate	$2,137	$-	$-	$2,137
Multifamily Real Estate	3,376	-	-	3,376
Commercial Real Estate
Owner Occupied	238	-	-	238
Non-owner Occupied	2,931	-	-	2,931
Commercial and Industrial	55	-	-	55
All Other	8,914	-	-	8,914
Total OREO	$17,651	$-	$-	$17,651

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

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $19,600,000 at September 30, 2011 with a valuation allowance of $5,628,000 and a carrying amount of $17,397,000 at December 31, 2010 with a valuation allowance of $2,522,000, resulting in a provision for loan losses of $3,106,000 for the nine months ended September 30, 2011, compared to a $901,000 provision for loan losses for the nine months ended September 30, 2010; and a $764,000 provision for loan losses for the three months ended September 30, 2011, compared to a negative provision for loan losses of $41,000 for the three months ended September 30, 2010.  The detail of impaired loans by loan class is contained in Note 3 above.

Other real estate owned measured at fair value less costs to sell, had a net carrying amount of $17,651,000, which is made up of the outstanding balance of $18,644,000, net of a valuation allowance of $993,000 at September 30, 2011, resulting in write downs of $592,000 for the nine months ended September 30, 2011 and $230,000 for the three months ended September 30, 2011.
At December 31, 2010, other real estate owned had a net carrying amount of $11,249,000, made up of the outstanding balance of $11,659,000, net of a $410,000 valuation allowance.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  10 – SUBSEQUENT EVENTS

On October 14, 2011, Premier submitted a request to the FRB for written approval from the FRB and the Director of the Division of Banking Supervision and Regulation of the Board of Governors to declare and pay its quarterly dividend obligation to the U.S. Treasury due on November 15, 2011.  In a letter dated October 24, 2011, the FRB and Board of Governors approved Premier’s October 14, 2011 request to pay the current $278,150 dividend due November 15, 2011. See Note 6 for additional details on Premier’s Series A, Fixed Rate Cumulative Perpetual Preferred Stock.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2011

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

Net income for the nine months ended September 30, 2011 was $4,513,000, or $0.45 per diluted share, compared to net income of $6,637,000, or $0.70 per diluted share, for the nine months ended September 20, 2010.  The decrease in net income in 2011 is largely due to a higher provision for loan losses, increased data processing and conversion expenses, higher expenses related to other real estate owned, and expenses associated with the merger of five subsidiary banks to create Premier Bank, Inc. in the second quarter of 2011.  These expense increases were partially offset by an increase in net interest income, an increase in non-interest income, lower FDIC insurance expense and lower taxes not on income.  The 2010 results were also enhanced by a decrease in income tax expense.  The annualized returns on common shareholders’ equity and average assets were approximately 4.12% and 0.51% for the nine months ended September 30, 2011 compared to 6.81% and 0.80% for the same period in 2010.  For the quarter ended September 30, 2011, annualized returns on average common shareholders’ equity and average assets were approximately 5.06% and 0.64% compared to 6.42% and 0.76% for the same quarter of 2010.

Net income for the three months ended September 30, 2011 was $1,813,000, or $0.19 per diluted share, compared to net income of $2,105,000, or $0.22 per diluted share, for the three months ended September 30, 2010.  The decrease in net income in 2011 is largely due to significantly higher conversion expenses, higher expenses related to other real estate owned, and higher staff costs.  These expense increases were partially offset by an increase in net interest income, an increase in non-interest income, lower FDIC insurance expense, lower taxes not on income and lower data processing expenses.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2011

Net interest income for the nine months ended September 30, 2011 totaled $33.34 million, up $889,000, or 2.7%, from the $32.45 million of net interest income earned in the first nine months of 2010.  Interest income in 2011 decreased by $81,000, or 0.2%, largely due to a $55,000 decrease in interest income on loans.  Interest income on loans decreased due to lower average yields earned even as the average volume of loans outstanding increased compared to the first nine months of 2010.  The lower average yield earned on loans was made worse by an increase in loans placed on non-accrual status during the year, whereby the accrued interest on these loans was reversed against the current year’s loan interest income.  Should a non-accrual loan fully payoff during the year, any interest payments excluded from income during the period while on non-accrual become recognized as interest income at payoff.  Interest earned on investments decreased by $37,000 due to a sharply lower yield although on a higher average volume of investments.  Interest earned on federal funds sold and interest bearing bank balances increased by $11,000 largely due to a higher average volume of assets held in this category and a slightly higher yield.

More than offsetting the decrease in interest income, interest expense decreased in total during the first nine months of 2011 by $970,000, or 13.1%, when compared to the same nine months of 2010.  Interest expense on deposits decreased by $1.03 million, or 15.8%, largely due to a continuing decrease in the rates paid on deposits, although on a higher average balance of interest-bearing deposits outstanding.  Interest expense on repurchase agreements and other short-term borrowings remained unchanged for the first nine months of 2011 compared to the same period of 2010 as increase in interest expense from a higher average balance was offset by interest savings from a lower average rate paid.  Interest expense on FHLB advances decreased by $115,000, or 44.7%, due to a decrease in the average balance outstanding and the average rate paid due to the payoff of higher rate borrowings at maturity during the second quarter of 2010.  Interest expense on other borrowings increased by $179,000, or 38.2%, in the first nine months of 2011 compared to the same nine months of 2010, largely due to an increase in borrowings during the third quarter of 2010 at a slightly higher cost.

The Board of Governors’ policy to reduce the federal funds rate to nearly zero, coupled with the U.S. Treasury actively buying investment securities, has significantly reduced the yield on much of Premier’s earning assets, including investments, federal funds sold and variable rate loans.  Premier has tried to offset some of the lower interest income by lowering the rates paid on its deposits and repurchase agreements with customers.  However, the lower yield on the loans and investments, coupled with the higher rates paid on other borrowings, have combined to reduce Premier’s overall net interest margin.  Premier’s net interest margin in the first nine months of 2011 was 4.16% compared to 4.30% for the first nine months of 2010.  A portion of the interest income on loans is the result of loans purchased at a discount being fully paid-off during the period.  When a loan that has been discounted as a result being purchased in a business acquisition is paid-off, any remaining discount is recognized as interest income on loans.  These events cannot be predicted with certainty and may positively or negatively affect interest income on loans in future months.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2011

Additional information on Premier’s net interest income for the first nine months of 2011 and 2010 is contained in the following table.

PREMIER FINANCIAL BANCORP, INC.
AVERAGE CONSOLIDATED BALANCE SHEETS
AND NET INTEREST INCOME ANALYSIS

	Nine Months Ended Sept 30, 2011			Nine Months Ended Sept 30, 2010
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
Assets
Interest Earning Assets
Federal funds sold and other	$75,784	$121	0.21%	$72,263	$110	0.20%
Securities available for sale
Taxable	280,716	5,973	2.84	238,368	5,997	3.35
Tax-exempt	8,264	180	4.40	8,450	193	4.61
Total investment securities	288,960	6,153	2.88	246,818	6,190	3.40
Total loans	708,618	33,479	6.32	692,027	33,534	6.48
Total interest-earning assets	1,073,382	39,753	4.96%	1,011,108	39,834	5.28%
Allowance for loan losses	(10,803)			(8,366)
Cash and due from banks	27,825			20,105
Other assets	77,294			76,133
Total assets	$1,167,698			$1,098,980

Liabilities and Equity
Interest-bearing liabilities
Interest-bearing deposits	$760,002	5,504	0.97	$737,021	6,538	1.19
Short-term borrowings	24,827	1243	0.67	22,765	124	0.73
FHLB advances	10,589	142	1.79	12,750	257	2.69
Other borrowings	19,382	648	4.47	15,761	469	3.98
Total interest-bearing liabilities	814,800	6,418	1.05%	788,297	7,388	1.25%
Non-interest bearing deposits	212,977			174,213
Other liabilities	2,919			4,498
Shareholders’ equity	137,002			131,972
Total liabilities and equity	$1,167,698			$1,098,980

Net interest earnings		$33,335			$32,446
Net interest spread			3.91%			4.03%
Net interest margin			4.16%			4.30%

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2011

Additional information on Premier’s net interest income for the third quarter of 2011 and third quarter of 2010 is contained in the following table.

PREMIER FINANCIAL BANCORP, INC.
AVERAGE CONSOLIDATED BALANCE SHEETS
AND NET INTEREST INCOME ANALYSIS

	Three Months Ended Sept 30, 2011			Three Months Ended Sept 30, 2010
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
Assets
Interest Earning Assets
Federal funds sold and other	$55,150	$28	0.20%	$86,743	$49	0.22%
Securities available for sale
Taxable	282,028	1,916	2.72	227,469	1,976	3.47
Tax-exempt	8,158	58	4.31	8,554	63	4.46
Total investment securities	290,186	1,974	2.76	236,023	2,039	3.51
Total loans	701,112	11,252	6.37	700,105	10,964	6.21
Total interest-earning assets	1,046,448	13,254	5.04%	1,022,871	13,052	5.08%
Allowance for loan losses	(11,881)			(9,251)
Cash and due from banks	28,592			20,601
Other assets	74,776			76,375
Total assets	$1,137,935			$1,110,595

Liabilities and Equity
Interest-bearing liabilities
Interest-bearing deposits	$746,785	1,746	0.93	$743,157	2,125	1.13
Short-term borrowings	23,485	37	0.63	24,223	42	0.69
FHLB advances	10,455	48	1.82	10,525	50	1.88
Other borrowings	18,874	209	4.39	16,204	165	4.04
Total interest-bearing liabilities	799,600	2,040	1.01%	794,109	2,382	1.19%
Non-interest bearing deposits	195,426			177,996
Other liabilities	1,817			4,600
Shareholders’ equity	141,092			133,890
Total liabilities and equity	$1,137,935			$1,110,595

Net interest earnings		$11,214			$10,670
Net interest spread			4.03%			3.89%
Net interest margin			4.27%			4.16%

Net interest income for the quarter ending September 30, 2011 totaled $11.21 million, up $544,000 or 5.1%, from the $10.67 million of net interest income earned in the third quarter of 2010.  Interest income in the third quarter of 2011 increased by $202,000, or 1.5%, as a $288,000 increase in interest income on loans was partially offset by a $65,000 decrease in interest income on investments and a $21,000 decrease in interest income from other sources.  Interest income on loans increased due to a higher volume of loans outstanding and a slightly higher yield on the loan portfolio.  A portion of the interest income on loans is the result of loans purchased at a discount being fully paid-off during the period.  When a loan that has been discounted as a result of being purchased in a business acquisition is paid-off, any remaining discount is recognized as interest income on loans.  These events cannot be predicted with certainty and may positively or negatively affect interest income on loans in future months.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2011

Interest earned on investments decreased by $65,000 due to a significantly lower average yield on investments.  The decrease in interest income on investments was tempered by a higher average volume of investments during the third quarter of 2011 compared to the same quarter of 2010.  Interest earned on federal funds sold and interest bearing bank balances decreased by $21,000, largely due to a lower average volume of assets held in this category and a slightly lower yield.

Also adding to the increase in net interest income in the third quarter of 2011, interest expense decreased in total during the third quarter of 2011 by $342,000, or 14.4%, when compared to the same quarter of 2010.  Interest expense on deposits decreased by $379,000, or 17.8%, largely due to a continuing decrease in the rates paid on deposits, although on a higher average balance of interest-bearing deposits.  Interest expense on repurchase agreements and other short-term borrowings decreased by $5,000, largely due to a lower average balance outstanding during the third quarter of 2011 along with a lower average rate paid.  Interest expense on FHLB advances decreased by $2,000, due to a lower average balance outstanding and a slightly lower average rate paid.  Interest expense on other borrowings increased by $44,000 in the third quarter of 2011 compared to the third quarter of 2010, largely due to an increase in borrowings during the third quarter of 2010 at a slightly higher cost.  The Board of Governors’ policy to reduce the federal funds rate to nearly zero, coupled with the U.S. Treasury actively buying investment securities, has significantly reduced the yield on much of Premier’s earning assets, including investments, federal funds sold and variable rate loans.  Premier has tried to offset some of the lower interest income by lowering the rates paid on its deposits and repurchase agreements with customers.  However, the slightly higher overall yield on loans, coupled with the lower rates paid on deposits, have combined to increase Premier’s overall net interest margin.  Premier’s net interest margin during the third quarter of 2011 was 4.27% compared to 4.16% for the same period in 2010.

Non-interest income (including $18,000 of gains on the sale of securities recorded during the second quarter of 2011) increased by $265,000, or 5.4%, to $5,211,000 for the first nine months of 2011 compared to the same period of 2010.  Service charges on deposit accounts decreased by $126,000, or 4.2%, as customers reduced their propensity to incur overdraft charges as they managed their checking accounts more closely during the economic downturn.  Secondary market mortgage income decreased by $64,000, or 20.5%, in the first nine months of 2011 when compared to the first nine months of 2010 due to stricter underwriting criteria of secondary market mortgage purchasers resulting in longer timeframes for approval and fewer loans approved during the period of time.  These decreases were more than offset by a $275,000, or 25.1%, increase in electronic banking income (income from debit/credit cards, ATM fees and internet banking charges) and a $162,000 increase in other non-interest income.  Electronic banking income increased largely due to continued increases in Premier’s deposit customer base and customers’ greater propensity to use electronic means to conduct their banking business.  Other non-interest income increased largely due to increases in checkbook sales, safe deposit box rental income, credit life income, check cashing fees, miscellaneous loan fees and letter of credit fees.

For the quarter ending September 30, 2011, non-interest income increased $131,000 to $1,866,000, compared to $1,735,000 recognized during the same quarter in 2010.  Service charges on deposit accounts decreased by only $4,000 and secondary market mortgage income decreased by $20,000.  These decreases were more than offset by a $59,000, or 15.4%, increase in electronic banking income and a $96,000 increase in other non-interest income.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2011

Non-interest expenses for the first nine months of 2011 totaled $28.56 million, or 3.27% of average assets on an annualized basis, compared to $25.54 million, or 3.11% of average assets for the same period of 2010.  The $3.02 million increase in non-interest expenses in 2011 when compared to the first nine months of 2010 is largely due to $1.75 million of conversion expenses incurred during 2011, as Premier changed its operating and customer delivery systems to a more unified platform.  Also contributing to the increase in non-interest expenses in 2011 was a $282,000, or 9.2%, increase in data processing expenses, a $208,000, or 5.9%, increase in occupancy and equipment expenses, a $304,000 increase in expenses and writedowns of other real estate owned (“OREO”), a $252,000, or 2.1% increase in staff costs, and a $209,000, or 51.1% increase in core deposit amortization expense.  Data processing expense has increased due to higher rates charged by Premier’s former data processing providers and an increase in the number of accounts processed.  Staff costs increased, in part, due to an increase in the hours of overtime worked by staff members to facilitate Premier’s data processing conversion in 2011.  Occupancy and equipment expense increased due to expenses incurred in 2011 for the upgrade of information technology equipment and $81,000 in gains on the sale of three buildings in the first quarter of 2010, which served to reduce the reported expense for the first nine months of 2010.  Similarly in 2011, net occupancy expense was reduced by a $171,000 gain on the sale of a drive thru location in the third quarter of 2011.  OREO expenses and writedowns increased in 2011 due to a higher number of properties owned as a result of foreclosures and additional writedowns of property values based on real estate market conditions.  Core deposit amortization expense increased due to the core deposit intangible assets associated with four branches acquired in the third quarter of 2010.

These increases in non-interest expenses for the first nine months of 2011 were partially offset by a $194,000, or 25.3%, decrease in equity based taxes, a $10,000 decrease in professional fees, and a $347,000, or 25.8%, decrease in FDIC insurance expense.  The decrease in FDIC insurance expense was largely the result of reduced FDIC insurance costs for the newly formed Premier Bank versus the historical FDIC insurance costs of the five subsidiary banks Premier merged together in April 2011 to form the bank.  The premium charged for Premier Bank was substantially less than the sum of the premiums paid by the former five banks.

Non-interest expenses for the third quarter of 2011 totaled $9.53 million, or 3.33% of average assets on an annualized basis, compared to $8.47 million, or 3.03% of average assets for the same period of 2010.  The $1.07 million increase in non-interest expenses in the third quarter of 2011, when compared to the third quarter of 2010, is largely due to an $848,000 increase in conversion expenses incurred during the third quarter of 2011.  Also contributing to the increase in non-interest expenses in the third quarter of 2011 was a $364,000 increase in OREO expenses and writedowns, a $196,000, or 4.9%, increase in staff costs and a $72,000, or 55.0% increase in core deposit amortization expense.  OREO expense increased due to a higher number of properties owned as a result of foreclosures and additional writedowns of property values based on real estate market conditions.  Staff costs increased, in part, due to an increase in the hours of overtime worked by staff members to facilitate Premier’s data processing conversion which occurred during the third quarter of 2011.  Core deposit amortization expense increased due to the core deposit intangible assets associated with four branches acquired in the third quarter of 2010.  These expense increases were partially offset by a $96,000 decrease in equity based taxes, a $75,000 decrease in data processing expenses, and a $452,000 decrease in FDIC insurance expense.  The decrease in FDIC insurance expense was largely the result of reduced FDIC insurance costs for the newly formed Premier Bank versus the historical FDIC insurance costs of the five subsidiary banks Premier merged together in April 2011

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2011

to form the bank.  A portion of the reduced third quarter 2011 FDIC insurance expense includes adjustments of expense estimates recorded during the previous quarter.  The decrease in data processing expense is largely due to conversions to a common data processing provider during the third quarter.  The decrease in equity based tax expense is a result of the Company no longer being subject to the equity based taxes in one state and a reduced equity based tax rate in another state.

Income tax expense was $2.3 million for the first nine months of 2011 compared to $2.5 million for the first nine months of 2010.  The effective tax rate for the nine months ended September 30, 2011 was 34.0% compared to 27.2% for the same period in 2010.  The lower proportional income tax expense and lower effective tax rate in 2010 is largely due to the recognition of a $538,000, net of federal income tax expense, West Virginia income tax benefit resulting from Premier’s projected ability to fully realize its West Virginia state deferred tax assets during the second quarter of 2010.  The majority of the state deferred tax assets were made up of West Virginia net operating loss carryforwards, some of which were incurred as a result of Premier’s historical operations and some of which were obtained from the Traders Bankshares acquisition in 2008.  The 2010 projection took into account changes in West Virginia’s corporation income tax rules regarding consolidated income tax returns and the likelihood that the increase in projected taxable income from the acquisition of Abigail Adams National Bancorp in 2009 would likely accelerate the utilization of all West Virginia net operating loss carryforwards.  Income tax expense for the quarter ending September 30, 2011 was $920,000, a 33.7% effective tax rate, compared to $1.07 million, also a 33.7% effective tax rate, for the same period in 2010.

B.         Financial Position

Total assets at September 30, 2011 decreased by $43.2 million to just over 1.140 billion from the $1.183 billion at December 31, 2010.  Likewise, earning assets decreased by $47.5 million from the $1.092 billion at year-end 2010 to end the quarter at $1.044 billion.  The decrease in earning assets was largely due to a decrease in interest bearing deposits with other banks as funds were used to satisfy $47.7 million of deposit withdrawals.

Cash and due from banks at September 30, 2011 was $27.8 million, a $7.8 million increase from the $20.0 million at December 31, 2010.  The increase is largely the result of higher required cash reserves of the newly formed Premier Bank, Inc. than the sum of the reserve requirements of the individual five banks Premier merged together to form Premier Bank, Inc.  Larger banks, such as Premier Bank, Inc., are required to have a higher percentage of cash reserves on hand than smaller banks, such as the five individual banks that were merged together.  Interest bearing bank balances decreased by $14.3 million from the $78.6 million reported at December 31, 2010.  Most of these bank balances were held in various Federal Reserve Bank accounts.  These bank balances were reduced to fund deposit withdrawals during the second quarter and to fund the increase in the required cash reserves discussed above.  Federal funds sold decreased by $18.8 million to $4.8 million at September 30, 2011.   Changes in these highly liquid assets are generally in response to increases in deposits, the demand for deposit withdrawals or the funding of loans or investment purchases and are part of Premier’s management of its liquidity and interest rate risks.  The decrease in federal funds sold was part of Premier’s management of its interest rate risk as the Company funded an increase in investment securities during the first nine months of 2011.  The reinvestment yields on high quality investments during the three months ending on September 30, 2011

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2011

were among the lowest in recent history.  During the third quarter of 2011, Premier retained funds from maturing or called investments during that time frame and kept them in interest bearing bank balances as management did not want to “lock-in” investment yields at the historically low levels and also desired to provide funding for new loans to be closed during the early part of the fourth quarter.

Securities available for sale totaled $281.6 million at September 30, 2011, a $25.1 million increase from the $256.5 million at December 31, 2010.  The increase was largely due to the investment of surplus funds from the repayment or complete payoff of loans during the first nine months of 2011 that exceeded the funding of new loans, plus the investment of additional funds previously held either in federal funds sold or interest bearing bank balances.  During the first nine months of 2011, Premier used surplus liquid assets to purchase bonds in the short- to mid-term maturity range in an effort to improve its overall yield on earning assets without unduly increasing interest rate risk.  The investment portfolio is predominately high quality residential mortgage backed securities backed by the U.S. Government or Government sponsored agencies.  Both the unrealized gains at September 30, 2011 and the unrealized losses at December 31, 2010 are believed to be price changes resulting from decreases or increases in the long-term interest rate environment and management anticipates receiving all principal and interest on these investments as they mature or are called.  Additional details on investment activities can be found in the Consolidated Statements of Cash Flows.

Total loans at September 30, 2011 were $688.0 million compared to $726.0 million at December 31, 2010, a decrease of approximately $38.0 million.  The decrease in loans was largely due to loan payoffs and principal payments exceeding sluggish new loan demand during the first nine months of 2011.  Loans also decreased by $8.6 million due to transfers of loans to other real estate owned as a result of foreclosures.  New loan demand has been minimal in 2011 due to the slow pace of the economic recovery.

Deposits totaled $937.5 million as of September 30, 2011, a $47.7 million decrease from the $985.3 million in deposits at December 31, 2010.  The overall decrease in deposits is largely due to the withdrawal of $37.6 million of funds by the District of Columbia government during the second quarter of 2011.  Local government deposits are typically volatile deposits, as local governments routinely seek higher returns on their deposit accounts.  Non-interest bearing deposits decreased by $19.6 million during the first nine months of 2011, as the DC government withdrawals exceeded growth in non-interest bearing deposits during the period.  Interest bearing time deposits $100,000 and over decreased by $2.8 million during the first nine months of 2011, reversing some of the $4.8 million decrease in interest bearing time deposits $100,000 and over during the first quarter of 2011.  Other interest bearing deposits decreased by $25.5 million during the first nine months of 2011, more than offsetting the $3.9 million increase in all other interest bearing deposits during the first three months of 2011.  A little over half of the decrease during the first nine months of 2011 resulted from the DC government withdrawals.  Similar to the decrease in total deposits, repurchase agreements with corporate and public entity customers decreased in the first nine months of 2011, declining by $2.3 million to $27.1 million, reversing some of the $7.2 million decrease in repurchase agreements during the first quarter of 2011.  The Company also borrowed $145,000 in federal funds purchased on an overnight basis at September 30, 2011.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2011

Federal Home Loan Bank (FHLB) advances declined by $2.7 million in the first nine months of 2011 due to regularly scheduled principal payments and Premier’s bank subsidiaries repaying the $2.4 million of overnight FHLB borrowings they had outstanding at December 31, 2010.  Other borrowed funds decreased by $1.5 million during the first nine months of 2011 due to regularly scheduled principal payments plus accelerated principal payments.  See Note 4 to the consolidated financial statements for additional information on the Company’s outstanding FHLB advances.

The following table sets forth information with respect to the Company’s nonperforming assets at September 30, 2011 and December 31, 2010.

	(In Thousands)
	2011	2010
Non-accrual loans	$42,128	$47,131
Accruing loans which are contractually past due 90 days or more	5,140	414
Restructured	1,048	2,639
Total non-performing loans	48,316	50,184
Other real estate acquired through foreclosure (OREO)	17,651	11,249
Total non-performing assets	$65,967	$61,433

Non-performing loans as a percentage of total loans	7.02%	6.91%

Non-performing assets as a percentage of total assets	5.79%	5.19%

Total non-performing loans have decreased since year-end, largely due to a decrease in non-accrual loans.  During the first quarter of 2011, four large loan relationships totaling approximately $10.7 million were placed on non-accrual status and processes put into place to begin foreclosure due to the borrowers’ inability to continue to service their loans.  Any accrued interest on these loans was reversed against current year interest income on loans.  During the first nine months of 2011, a total of $15.6 million of loans have been placed on non-accrual status, while approximately $12.0 million of payments and payoffs have been received on non-accrual loans during that time.  Accruing loans past due 90 days or more have increased by $4.7 million since year-end.  The change in other real estate owned (“OREO”) during the first nine months of 2011 is largely due to the foreclosure of approximately $8.6 million of loans partially offset by sales of $1.9 million of OREO properties and writedowns of $592,000.  The writedowns were partially offset by $300,000 of net gains on the disposition of the OREO sold.  The significant level of non-accrual loans and OREO is largely due to the non-performing assets that came with the acquisition of Abigail Adams National Bancorp and its two subsidiary banks (the “Acquired Banks”).

At December 31, 2010, the Acquired Banks accounted for $48.7 million or 79.2% of Premier’s non-performing assets while at September 30, 2011 the Acquired Banks accounted for $48.4 million or 73.3% of Premier’s non-performing assets.  However, since these assets were recorded at an estimated fair value on the date of acquisition, the amount of credit risk assumed by Premier is not nearly as great as the volume of non-performing assets suggests taken at face value.  The estimate of fair value on all loans, but particularly on non-performing assets, included factors for the measurement of credit risk, interest rate risk and re-salability in the most advantageous market for the loans in an orderly transaction between market participants.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2011

These estimates included significant discounts on the non-accrual loans.  Since the estimated fair value of these loans was believed to have accounted for the reasonably estimable credit risk in the loans, consistent with new accounting guidance for acquisitions after 2008, no allowance for loan losses for these loans was recorded at the date of acquisition.  Under previous accounting standards, the loan loss allowance of acquired banks would have carried over to Premier’s books and records, as was the case for the Traders Bank and Citizens First Bank acquisitions.  The following table illustrates the face value of the non-performing assets of the Acquired Banks as of September 30, 2011 and December 31, 2010 and the discounted net carrying value of those non-performing assets.

NON-PERFORMING ASSETS AT ACQUIRED SUBSIDIARY BANKS
(Dollars in thousands)
	September 30, 2011		December 31, 2010
	Face Value	Discounted Net Carrying Value	Face Value	Discounted Net Carrying Value
Non-performing Assets
Non-accrual loans	$37,326	$29,920	$52,337	$41,480
Loans 90+ days past due	4,740	4,683	335	319
Other real estate owned	15,256	13,766	8,198	6,903
Total non-performing assets	$57,322	$48,369	$60,870	$48,702

(1) Face value includes reductions for interest payments received on loans while on non-accrual status in accordance with the cost recovery method of accounting for non-accrual loans.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2011

Many of the non-accrual loans obtained from the Acquired Banks are continuing to be accounted for under cost recovery methods of income recognition as permitted by the guidance for accounting for non-accrual loans acquired in a business combination.  Most of the non-accrual loans at the Acquired Banks were placed in that status due to a lack of predictable cash flows from the borrower.  At acquisition by Premier, these loans were recorded at their estimated fair value.  These estimates included significant discounts on the non-accrual loans.  Yet, the lack of predictable cash flows from the borrowers remains.  As a result, accounting guidance requires these loans to continue to be accounted for under cost recovery methods of income recognition, even though the estimated collateral value may exceed the discounted net carrying value.  At the time these non-accrual loans are fully paid by the borrower, interest income from loans is enhanced; not only as a result of the recognition of the interest paid in prior periods but also as a result of recognizing any remaining purchase discount as interest income.

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

During the third quarter of 2011, the Company recorded $810,000 of provisions for loan losses compared to $761,000 of provision for loan losses during the same quarter of 2010.  The provision expense during the third quarter of 2011 was largely to provide for calculated increases in exposure to credit risk on impaired loans.  The actual amount of realized losses, if any, has yet to be determined and may not be determined for some time into the future.  However, in management’s opinion, sufficient evidence existed in the third quarter to reduce the likelihood of full repayment and increase the related estimated credit risk.  As the pace of economic recovery continues to be sluggish in Premier’s markets, the ability of borrowers to consistently make their loan payments is increasingly being tested.  Evidence of the continuing higher level of credit risk includes a high level of past due and non-accrual loans, loan charge-offs and increases in other real estate owned as a result of foreclosures.  For the first nine months of 2011, total provisions for loan losses equaled $3.2 million.  This compares to $2.7 million of provisions for loan losses during the first nine months of 2010.  The provisions for loan losses were made in accordance with Premier’s policies regarding management’s estimation of probable incurred losses in the loan portfolio and the adequacy of the allowance for loan losses, which are in accordance with accounting principles generally accepted in the United States of America.  The higher provision expense was largely in response to an increase in the amount of specific reserves assigned to impaired loans.  In the coming months, Premier will continue to monitor the impact that national housing market price declines may have on its local markets and collateral valuations as management evaluates the adequacy of the allowance for loan losses.  While some price deterioration is expected, it is not currently anticipated that Premier’s markets will be impacted as severely as other areas of the country due to the historically modest increases in real estate values in the Company’s Appalachian markets.  However, as local and national unemployment rates remain at elevated levels and the downturn in housing prices extends further into the future, there is an increasing risk of price deterioration in real estate values in the Company’s markets.  Future provisions to the allowance for loan losses, positive or negative, will depend on future improvement or deterioration in estimated credit risk in the loan portfolio as well as whether additional payments are received on loans having significant credit risk.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2011

    Gross charge-offs totaled $865,000 during the first nine months of 2011.  Any collections on these loans would be presented in future financial statements as recoveries of the amounts charged against the allowance.  Recoveries recorded during the first nine months of 2011 totaled $248,000 resulting in net charge-offs for the first nine months of 2011 of $617,000.  These amounts compare to $1.1 million of gross charge-offs and $339,000 of recoveries recorded during the first nine months of 2010, resulting in net charge-offs of $770,000.  The allowance for loan losses at September 30, 2011 was 1.80% of total loans compared to 1.36% at December 31, 2010.  The increase in the ratio is largely due to the $3.2 million of additional provisions for loan losses exceeding the $617,000 of net charge-offs recorded in the first nine months of 2011 as well as the $38.0 million decrease in total loans outstanding.

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
SEPTEMBER 30, 2011

1.
Core deposits consisting of both consumer and commercial deposits and certificates of deposit of $100,000 or more.  Management believes that the majority of its $100,000 or more certificates of deposit are no more volatile than its other deposits.  This is due to the nature of the markets in which the subsidiaries operate.

2.	Cash flow generated by repayment of loans and interest.

3.	Arrangements with correspondent banks for purchase of unsecured federal funds.

4.	The sale of securities under repurchase agreements and borrowing from the Federal Home Loan Bank.

5.	Maintenance of an adequate available-for-sale security portfolio. The Company owns $281.6 million of securities at fair value as of September 30, 2011.

The cash flow statements for the periods presented in the financial statements provide an indication of the Company’s sources and uses of cash as well as an indication of the ability of the Company to maintain an adequate level of liquidity.

    E.           Capital

At September 30, 2011, total shareholders’ equity of $143.0 million was approximately 12.5% of total assets.  This compares to total shareholders’ equity of $131.4 million or 11.1% of total assets on December 31, 2010.

Tier I capital totaled $105.4 million at September 30, 2011, which represents a Tier I leverage ratio of approximately 9.6%.  This ratio is up from the 8.5% at December 31, 2010 as the growth in Tier I capital was divided by a decrease in total assets during the first nine months of 2011.

Book value per common share was $15.26 at September 30, 2011, and $13.80 at December 31, 2010.  The increase in book value per common share was the result of the $0.45 per share earned during the first nine months of 2011, less the approximately $0.12 per share reduction for the $916,000 of preferred stock dividends and related accretion.  Also increasing the book value per share was $7,856,000 of other comprehensive income for the first nine months of 2011 related to the after tax increase in the market value of investment securities available for sale, which increased book value by approximately $0.99 per share.

PREMIER FINANCIAL BANCORP, INC.
SEPTEMBER 30, 2011

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
SEPTEMBER 30, 2011

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
SEPTEMBER 30, 2011

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PREMIER FINANCIAL BANCORP, INC.

Date: November 14, 2011                              /s/ Robert W. Walker
Robert W. Walker
President & Chief Executive Officer

Date: November 14, 2011                              /s/ Brien M. Chase
Brien M. Chase
Senior Vice President & Chief Financial Officer