Form 10-K
period 2011-12-31
PREMIER FINANCIAL BANCORP INC
filed 2012-03-30
CIK 887919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 000-20908

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

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2011

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

As of June 30, 2011 the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $48,854,300 based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System National Market System.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each class	Outstanding at March 15, 2012
Common Stock without par value	7,937,143

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Shareholders to be held on June 21, 2012.	Part III

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2011

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2011

PART I

Item 1.  Description of Business

THE COMPANY

Premier Financial Bancorp, Inc. (the "Company" or "Premier") is a multi-bank holding company that, as of March 15, 2012 operates eight banking offices in Kentucky, five banking offices in Ohio, fourteen banking offices in West Virginia, five banking offices in Washington, DC, one banking office in Maryland and two banking offices in Virginia. At December 31, 2011, Premier had total consolidated assets of $1,124.1 million, total consolidated deposits of $925.1 million and total consolidated shareholders' equity of $144.0 million. The banking subsidiaries (the "Banks" or "Affiliate Banks") consist of Citizens Deposit Bank & Trust, Vanceburg, Kentucky; Farmers Deposit Bank, Eminence, Kentucky; Ohio River Bank, Ironton, Ohio; and Premier Bank, Inc., Huntington, West Virginia.

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

Premier is a legal entity separate and distinct from its Affiliate Banks. Accordingly, the right of Premier, and thus the right of Premier's creditors and shareholders, to participate in any distribution of the assets or earnings of any of the Affiliate Banks is necessarily subject to the prior claims of creditors of such subsidiaries, except to the extent that claims of Premier, in its capacity as a creditor, may be recognized. The principal source of Premier's revenue is dividends from its Affiliate Banks.  See "REGULATORY MATTERS -- Dividend Restrictions" for discussion of the restrictions on the Affiliate Banks' ability to pay dividends to Premier.

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
December 31, 2011

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

At the time Premier entered into the definitive agreement with Abigail Adams, its subsidiary, Adams National Bank (“Adams National”) had recently entered into a written agreement with its primary regulatory authority, the Office of the Comptroller of the Currency (“OCC”).  See “Regulatory Matters” below.  Premier’s prior experience in successfully working through regulatory agreements with some of its own subsidiary banks was an attractive component for Abigail Adams to merge with the Company.  Likewise, while Adams National did not necessarily fit the community bank model of Premier’s other subsidiary banks (see the “General” subsection of the Company’s “Business” section below), Premier perceived advantages in purchasing and rehabilitating a poorly performing bank while simultaneously changing the bank’s business culture to more closely mirror that of its rural community “sister” banks.   As part of this strategy, Premier sought to participate in the U.S. Treasury’s Troubled Asset Relief Program (“TARP”) to help fund the rehabilitation of Adams National and provide the additional capital needed to maintain the Company’s healthy capital ratios after consummating the merger with Abigail Adams.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2011

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

On July 29, 2010, Consolidated Bank and Trust Company (“CB&T”), a wholly owned subsidiary of Premier and a Virginia state chartered bank; the Federal Reserve Bank of Richmond (“FRB”) and the State Corporation Commission Bureau of Financial Institutions (“Virginia Bureau”) entered into a written agreement (“Written Agreement”) requiring CB&T to perform certain actions primarily designed to improve the credit quality of the Bank.  Abigail Adams, as parent of CB&T, and Premier, as parent of Abigail Adams, were also named as parties to the Written Agreement to ensure that the Bank complied with the Written Agreement.

The Written Agreement required CB&T to submit written plans to strengthen board oversight of CB&T, improve CB&T’s asset quality, review and revise CB&T’s methodology for determining the allowance for loan losses, maintain sufficient capital at CB&T, improve CB&T’s earnings, and enhance CB&T’s liquidity position and funds management practices.  The

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2011

agreement restricted CB&T’s ability to declare and pay dividends without prior written approval of the regulatory agencies or incur, increase, or guarantee any debt without prior written approval of the regulatory agencies.

In addition to ensuring CB&T complied with provisions of the Written Agreement, Premier is also specifically subject to the provision requiring prior written approval of the FRB and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System for declaring or paying any dividends, and the provision requiring prior written approval of the FRB before incurring, increasing or guaranteeing any debt or purchasing or redeeming any shares of its stock.

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

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2011

Recent Corporate Developments

Written Agreement between Federal Reserve Bank and Premier - On August 3, 2010, Premier submitted a request to the FRB for written approval from the FRB and the Director of the Division of Banking Supervision and Regulation of the Board of Governors to pay a $0.11 per share cash dividend to Premier’s common shareholders on September 30, 2010.  On August 19, 2010, Premier was notified in writing that the FRB and the Director of the Division of Banking Supervision and Regulation of the Board of Governors did not approve Premier’s request to pay the cash dividend on its common stock as Premier had requested.

On September 20, 2010, Premier submitted a request to the FRB for written approval from the FRB and the Director of the Division of Banking Supervision and Regulation of the Board of Governors to declare and pay its quarterly dividend obligation to the U.S. Treasury due on November 15, 2010.  On October 4, 2010, Premier received a notice in writing that the FRB and the Director of the Division of Banking Supervision and Regulation of the Board of Governors did not approve Premier’s request to pay the cash dividend on its Series A, Fixed Rate Cumulative Perpetual Preferred Stock as Premier had requested.  Subsequent to receipt of the notice from the FRB, Premier held telephone conversations with the FRB to appeal the Board of Governors’ decision.  On October 13, 2010, Premier received telephonic notice that its appeal had been denied.  See Note 25 for additional details on Premier's Series A, Fixed Rate Cumulative Perpetual Preferred Stock.

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

The FRB and the Director of the Division of Banking Supervision and Regulation of the Board of Governors has approved each of Premier’s subsequent requests to pay the quarterly dividends on its Series A, Fixed Rate Cumulative Perpetual Preferred Stock.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2011

Merger of Five Subsidiary Banks – On September 1, 2010, Premier filed applications with state and federal banking regulatory authorities to merge five of its subsidiary banks together to form Premier Bank, Inc. (“Premier Bank”).   On February 28, 2011, Premier received final regulatory approval to move forward with its plans to merge Boone County Bank, headquartered in Madison, West Virginia; First Central Bank, headquartered in Philippi, West Virginia; Traders Bank, Inc., headquartered in Ravenswood, West Virginia; Adams National Bank, headquartered in Washington, DC and Consolidated Bank & Trust, headquartered in Richmond, Virginia.  The merger was completed on April 9, 2011.  The resulting bank is headquartered in Huntington, West Virginia and as of December 31, 2011 has total assets of approximately $750.1 million, total deposits of $622.1 million, and Tier I capital of $82.6 million.  Regulatory capital ratios are sufficient to categorize the bank as well capitalized with a December 31, 2011 Tier I Leverage Ratio of 11.30%, a Tier I Risk-based Capital Ratio of 17.90% and at Total Risk-based Capital Ratio of 19.15%.

One of the goals achieved by merging the bank charters together was to alleviate the restrictions placed on the Company’s operations by the Written Agreements entered into by Adams National with the OCC and CB&T with the FRB.  With the surrender of the Adams National charter upon consummation of the merger to form Premier Bank, Inc., the Written Agreement with the OCC was terminated.  Similarly, with the merger of CB&T into Premier Bank, Inc., the provisions of the Written Agreement with the FRB that applied to CB&T were concluded.  However, the provisions of the Written Agreement with the FRB requiring Premier to obtain prior written approval of the FRB and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System for declaring or paying any dividends, and the provision requiring prior written approval of the FRB before incurring, increasing or guaranteeing any debt or purchasing or redeeming any shares of its stock still remain.

Merger of Non-banking Subsidiaries – With the merger of Adams National and CB&T into Boone County Bank in the formation of Premier Bank, Abigail Adams as a corporate entity was no longer needed.  As such, it was merged into Premier on May 16, 2011.  Likewise, Premier’s other non-banking subsidiary, Mt. Vernon Financial Holdings, Inc. (“Mt. Vernon”), had completed its purpose by liquidating substantially all of a pool of loans remaining from the sale of the Bank of Mt. Vernon in 2001.  In September 2011, any remaining loans owned by Mt. Vernon were contributed as capital to Premier’s subsidiary bank, Citizens Deposit Bank & Trust, and then on September 27, 2011, Mt. Vernon was also merged into Premier.

    Change in third party core data processor - On May 13, 2010, Premier executed a six-year data processing agreement with Fidelity Information Services, Inc. and its affiliates (“FIS”) located in Jacksonville, Florida.   The agreement covers Premier’s core data processing, item processing, internet banking services, network services, customer authentication services and electronic funds transfer services.  Planning for the conversion began late in 2010 and continued through the first half of 2011.  Beginning in May 2011 and concluding in September 2011, Premier and FIS converted each of the subsidiary (or former subsidiary) bank’s systems to the FIS “Horizon” platform.  It was during this process that the data systems of the five subsidiary

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2011

banks that merged to form Premier Bank, converted and combined into one system. The data processing agreement shall remain in effect until September 30, 2017 and provides for automatic three-year extensions after that date.

Planned Merger of Three Subsidiary Banks – On February 16, 2011, Premier filed applications with state and federal banking regulatory authorities to merge three of its subsidiary banks.  The application requested permission to merge Ohio River Bank, headquartered in Ironton, Ohio and Farmers Deposit Bank, headquartered in Eminence, Kentucky with and into Premier’s wholly owned subsidiary Citizens Deposit Bank & Trust, headquartered in Vanceburg, Kentucky.  The resulting bank will remain headquartered in Vanceburg, Kentucky and would have total assets of nearly $367,000,000, total deposits of $311,000,000, liquid assets of $64,000,000, and Tier I capital of $32,000,000.  Pro forma regulatory capital ratios would result in the bank remaining well capitalized with a Tier I Leverage Ratio of 8.88%, a Tier I Risk-based Capital Ratio of 14.61% and a Total Risk-based Capital Ratio of 15.86%; ratios which exceed Citizens Deposit Bank’s current capital ratios as of December 31, 2011.

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

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2011

BUSINESS
General

Through the Banks the Company focuses on providing quality, community banking services to individuals and small-to-medium sized businesses primarily in non-urban areas. By seeking to provide such banking services in non-urban areas, the Company believes that it can minimize the competitive effect of larger financial institutions that typically are focused on large metropolitan areas. Each Bank retains its local management structure which offers customers direct access to the Bank's regional presidents and other officers in an environment conducive to friendly, informed and courteous service. This approach also enables each Bank to offer local and timely decision-making, and flexible and reasonable operating procedures and credit policies limited only by a framework of centralized risk controls provided by the Company to promote prudent banking practices. See additional discussion under "Regulatory Matters" below.

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

Prior to the conversions in mid 2005, the Company's data processing subsidiary, Premier Data Services, Inc., provided centralized data processing services to four of the Banks. Beginning in late 2004 and continuing through the middle of 2005, the Company converted its data processing system to an external third-party provider. Through the conversion process, Company senior management along with each Bank's management reviewed and standardized their offering of products and services, although pricing decisions remain at the local Bank level. Furthermore, as a result of conversion, the Company through the Banks was able offer more modern products, such as internet banking and check imaging, and was able to take advantage of emerging technologies such as image exchange to remit and clear items with its exchange agents. With the conversion to FIS in 2011, all of these benefits remain plus the

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2011

Company has integrated its automated teller machine network, improved its management reporting systems, and adopted an integrated image-based document storage system.

Each of the Banks provides a wide range of retail and commercial banking services, including commercial, real estate, agricultural and consumer lending; depository and funds transfer services; collections; safe deposit boxes; cash management services; and other services tailored for both individuals and businesses.

The Banks' residential mortgage lending activities consist primarily of loans for purchasing personal residences or loans for commercial or consumer purposes secured by residential mortgages.  The Banks also originate residential mortgage loans that are sold in the secondary mortgage market.  The Banks’ mortgage originators are salaried employees who do not receive a commission or other incentive compensation for the number or type of mortgages they originate.  Consumer lending activities consist of traditional forms of financing for automobile and personal loans including unsecured lines of credit. Commercial lending activities include loans to small businesses located primarily in the communities in which the Banks are located and surrounding areas. Commercial loans are secured by business assets including real estate, equipment, inventory, and accounts receivable. Some commercial loans are unsecured.  Through the acquisition of Abigail Adams, the Company inherited a concentration in commercial real estate development loans.  Many of these loans are for the revitalization of apartment buildings in and around the Washington, DC metro area, some of which will result in the apartment complex converting into individually owned condominiums.   Premier plans to reduce these concentrations by providing funding only during the construction phase.  The Washington, DC metro area also offers opportunities for larger commercial and commercial real estate loans.  These new opportunities will still be subject to Premier’s strict credit underwriting policies and procedures.

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

Competition

The Banks encounter strong competition both in making loans and attracting deposits. The widespread enactment of state laws that permit multi-bank holding companies as well as the availability of nationwide interstate banking have created a highly competitive environment for financial services providers. In one or more aspects of its business, each Bank competes with other commercial banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking companies and other financial intermediaries operating in its market and elsewhere, many of which have

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2011

substantially greater financial and managerial resources. While the Banks are smaller financial institutions, each of the Banks' competitors include large bank holding companies having substantially greater resources and offering certain services that the Affiliate Banks may not currently provide. Each Bank seeks to minimize the competitive effect of larger financial institutions through a community banking approach that emphasizes direct customer access to the Bank's regional presidents and other officers in an environment conducive to friendly, informed and courteous service.  Furthermore, via the Company’s credit administration department, the Banks can also minimize the competitive effects of larger institutions by tailoring their lending criteria to the individual circumstances of the small-to-medium sized business owner.

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
December 31, 2011

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

The two Affiliate Banks chartered in Kentucky are supervised, regulated and examined by the Kentucky Department of Financial Institutions, the Affiliate Bank chartered in Ohio is supervised, regulated and examined by the Ohio Division of Financial Institutions, and the Affiliate Bank chartered in West Virginia is supervised, regulated and examined by the West Virginia Division of Banking.  In addition, the Affiliate Banks are supervised and regulated by the Federal Deposit Insurance Corporation ("FDIC"). Each banking regulator has the authority to issue cease-and-desist orders if it determines that the activities of a bank regularly represent an unsafe and unsound banking practice or a violation of law.

Both federal and state law extensively regulates various aspects of the banking business, such as reserve and capital requirements, truth-in-lending and truth-in-savings disclosure, equal credit opportunity, fair credit reporting, trading in securities and other aspects of banking operations. Premier and the Affiliate Banks are also affected by the fiscal and monetary policies of the federal government and the Federal Reserve and by various other governmental laws, regulations and requirements. Further, the earnings of Premier and Affiliate Banks are affected by general economic conditions and prevailing interest rates. Legislation and administrative actions affecting the banking industry are frequently considered by the United States Congress, state legislatures and various regulatory agencies. It is not possible to predict with certainty whether such legislation or administrative actions will be enacted or the extent to which the banking industry, in general, or Premier and the Affiliate Banks, in particular, would be affected.

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
December 31, 2011

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

Capital Requirements - Premier is subject to capital ratios, requirements and guidelines imposed by the Federal Reserve, which are substantially similar to the ratios, requirements and guidelines imposed by the FDIC on the Banks. These capital requirements establish higher capital standards for banks and bank holding companies that assume greater credit risks. For this purpose, a bank's or holding company's assets and certain specified off-balance sheet commitments are assigned to four risk categories, each weighted differently based on the level of credit risk that is ascribed to such assets or commitments. A bank's or holding company's capital is divided into two tiers: "Tier I" capital and "Tier II" capital. "Tier I" capital includes common shareholders' equity, non-cumulative perpetual preferred stock, and related surplus (excluding auction rate issues), minority interests in equity accounts of consolidated subsidiaries plus cumulative perpetual preferred stock and Trust Preferred Securities both of which are subject to certain limitations. Goodwill, certain identifiable intangible assets and certain other assets are subtracted from these sources of capital to calculate Tier I capital. "Tier II" capital includes, among other items, perpetual preferred stock not meeting the Tier I definition, mandatory convertible securities, subordinated debt and allowances for loan and lease losses, subject to certain limitations, less certain required deductions.

Bank holding companies currently are required to maintain Tier I and total capital (the sum of Tier I and Tier II capital) equal to at least 4% and 8% of total risk-weighted assets, respectively. At December 31, 2011, Premier met both requirements, with Tier I and total capital equal to 16.0% and 17.2% of its total risk-weighted assets, respectively.

In addition to the risk-based capital guidelines, the Federal Reserve requires bank holding companies to maintain a minimum "leverage ratio" (Tier I capital to adjusted total assets) of 3%, if the holding company has the highest regulatory ratings for risk-based capital purposes. All other bank holding companies are required to maintain a leverage ratio of 3% plus at least 100 to 200 basis points. At December 31, 2011, Premier's leverage ratio was 10.0%.

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
December 31, 2011

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

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2011

On October 1, 2008, the Company’s acquired subsidiary Adams National, entered into a written agreement with its primary regulator, the OCC.  The written agreement outlined a number of steps to be taken by Adams National to remedy unsafe and unsound banking practices relating to the level of credit risk and the administration of the loan portfolio, and violations of credit-related laws and regulations at the bank that occurred prior to its acquisition by the Company on October 1, 2009.  These included 1) ensuring that Adams National had competent management and that senior management could perform the duties required under the Bank’s policies and procedures and the requirements of the Written Agreement; 2) maintaining a 12% total risk-based capital to total risk-weighted assets ratio; an 11% Tier 1 capital to risk-weighted assets ratio; and a 9% Tier 1 capital to adjusted total assets ratio, which are greater than the regulatory requirements to be “well capitalized” under bank regulatory requirements; 3) developing and implementing a three-year capital program; 4) adopting and implementing written policies and procedures for establishing and maintaining the allowance in a manner consistent with the Written Agreement; 5) requiring the Board to review the adequacy of the allowance for loan losses at least quarterly; 6) implementing an asset diversification program consistent with OCC guidelines on concentrations in commercial real estate lending and sound risk management practices and reducing Adams National’s exposure to concentrations of credit risk accordingly; 7) taking all necessary actions to protect Adams National’s interest in its criticized assets and implementing a program to eliminate regulatory criticism of these assets; 8) engaging in an ongoing review of the bank’s criticized assets and implementing procedures for the effective monitoring of the loan portfolio; 9) implementing a program to improve the management of the loan portfolio and to provide the Board with monthly written reports on credit quality; 10) employing a loan review consultant acceptable to the OCC to perform quarterly quality reviews of the bank’s assets; 11) revising the bank’s lending policy in accordance with OCC requirements; and 12) maintaining acceptable liquidity levels.

The written agreement included time frames to implement the foregoing and on-going compliance requirements for Adams National, including quarterly progress reports to the OCC. The written agreement also required the bank to establish a committee of the Board of Directors to be responsible for overseeing compliance with the written agreement. Adams National had taken steps to comply with the requirements of the written agreement.

On April 9, 2011, Adams National was merged into Boone County Bank as part of the formation of Premier Bank, Inc.  With the surrender of the Adams National charter upon consummation of the merger to form Premier Bank, Inc., the Written Agreement with the OCC was terminated and no longer has any effect on the Affiliate Banks.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2011

On July 29, 2010, Consolidated Bank and Trust Company (“CB&T”), at the time a wholly owned subsidiary of Premier and a Virginia state chartered bank; the Federal Reserve Bank of Richmond (“FRB”) and the State Corporation Commission Bureau of Financial Institutions (“Virginia Bureau”) entered into a written agreement (“Written Agreement”) requiring CB&T to perform certain actions primarily designed to improve the credit quality of the Bank.  Abigail Adams, as parent of CB&T, and Premier, as parent of Abigail Adams, were also named as parties to the Written Agreement to ensure that CB&T complied with the Written Agreement.

The Written Agreement required CB&T to submit written plans to strengthen board oversight of CB&T, improve the CB&T’s asset quality, review and revise CB&T’s methodology for determining the allowance for loan losses, maintain sufficient capital at CB&T, improve CB&T’s earnings, and enhance CB&T’s liquidity position and funds management practices.  CB&T was also required to submit quarterly written progress reports.  The agreement restricted CB&T’s ability to declare and pay dividends without prior written approval of the regulatory agencies or incur, increase, or guarantee any debt without prior written approval of the regulatory agencies.

On April 9, 2011, CB&T was merged into Boone County Bank as part of the formation of Premier Bank, Inc.  With the merger of CB&T into Premier Bank, Inc., the provisions of the Written Agreement with the FRB that applied to CB&T were concluded.

In addition to ensuring CB&T complied with provisions of the Written Agreement, Premier is also specifically subject to the provision requiring prior written approval of the FRB and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System for declaring or paying any dividends, and the provision requiring prior written approval of the FRB before incurring, increasing or guaranteeing any debt or purchasing or redeeming any shares of its stock.  These provisions have not yet been lifted by the FRB and the Board of Governors of the Federal Reserve System.

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

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2011

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

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2011

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

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2011

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

Dividend Restrictions - Premier is dependent on dividends from its Affiliate Banks for its revenues. Various federal and state regulatory provisions limit the amount of dividends the Affiliate Banks can pay to Premier without regulatory approval. At December 31, 2011, approximately $7.4 million of the total shareholders' equity of the Affiliate Banks was available for payment of dividends to Premier without approval by the applicable regulatory authority.

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

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2011

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

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2011

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

•
make permanent the $250,000 limit for federal deposit insurance, increase the cash limit of Securities Investor Protection Corporation protection from $100,000 to $250,000 and provide unlimited federal deposit insurance for non-interest-bearing demand transaction accounts at all insured depository institutions until December 31, 2013;

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

Number of Employees

The Company and its subsidiaries collectively had approximately 364 full-time equivalent employees as of December 31, 2011.  Its executive offices are located at 2883 5th Avenue, Huntington, West Virginia 25702, telephone number (304) 525-1600 (facsimile number (304) 525-9701).

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2011

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

Changes in Interest Rates Could Negatively Impact the Company’s Results of Operations

The earnings of Premier are primarily dependent on net interest income, which is the difference between interest earned on loans and investments, and interest paid on interest-bearing liabilities such as deposits and borrowings. Interest rates are highly sensitive to many factors, including government monetary and fiscal policies; domestic and international economic and political conditions; and, in particular, changes in the discount rate by the Board of Governors of the Federal Reserve System. Conditions such as inflation, recession, unemployment, money supply, government borrowing and other factors beyond management’s control may also affect interest rates. If Premier’s interest-earning assets mature, reprice or prepay more quickly than interest-bearing liabilities in a given period, a decrease in market interest rates could adversely affect net interest income. Likewise, if interest-bearing liabilities mature or reprice, or, in the case of deposits, are withdrawn by the accountholder more quickly than interest-earning assets in a given period, an increase in market interest rates could adversely affect net interest income. Given Premier’s current mix of assets and liabilities, a rising interest rate environment would have a positive impact on Premier’s results of operations, because the Company has more interest bearing assets than interest bearing liabilities and the interest bearing assets will likely reprice at higher rates more quickly than interest-bearing liabilities.

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
December 31, 2011

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
December 31, 2011

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

Extensive Regulation and Supervision

Premier, primarily through the Affiliate Banks, is subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not shareholders. These regulations affect Premier’s lending practices, capital structure, investment practices, dividend policy and growth, among other things. Premier is also subject to a number of federal laws, which, among other things, require it to lend to various sectors of the economy and population, establish and maintain comprehensive programs relating to anti-money laundering and customer identification, and customer education programs to avoid excessive overdrafting. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect Premier in substantial and unpredictable ways. Such changes could subject Premier to additional costs, limit the types of financial services and products it may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, along with corrective action plans required by regulatory agencies, any of which could have a material adverse effect on Premier’s business, financial condition and results of operations.  Premier and certain of its Affiliate Banks have in the past been subject to such corrective action plans, and therefore there may be some residual reputation damage within the regulatory agencies.  While Premier has policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur.  See the “Regulatory Matters” section in Item 1, “Business”.

Dividend payments by subsidiaries to Premier and by Premier to its shareholders can be restricted.

The Company’s principal source of funds for dividend payments and its debt service obligations is dividends received from the subsidiary Banks.  Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies.  Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, as defined, combined with the retained net profits of the preceding two years, subject to the capital requirements and additional restrictions as discussed in Note 20 to the consolidated financial statements.  During 2012 the Banks could, without prior approval, declare dividends of approximately $7.4 million plus any 2012 net profits retained to the date of the dividend declaration.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2011

Premier is a separate and distinct legal entity from Premier’s subsidiaries.  Premier receives nearly all of its revenue from dividends from is subsidiary banks, which are limited by federal banking laws and regulations.  These dividends also serve as the primary source of funds to pay dividends on Premier’s common shares.  The inability of Premier’s subsidiary banks to pay sufficient dividends to Premier could have a material, adverse effect on its business.  In addition, Premier’s participation in the U.S. Treasury’s TARP Capital Purchase Program currently restricts the ability to increase the dividend payable to holders of common shares above $0.11 per share without prior approval of the U.S. Treasury.  Further discussion of Premier’s ability to pay dividends can be found under the captions “Recent Corporate Developments – Written Agreement between Federal Reserve Bank and Premier”, “Regulatory Matters – TARP Capital Purchase Program”, “Regulatory Matters – Regulatory Agreements”, and “Regulatory Matters – Dividend Restrictions” in Item 1 of this Form 10-K and Note 20 of the Notes to the Consolidated Financial Statements.

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

New or Revised Tax, Accounting and Other Laws, Regulations, Rules and Standards Could Significantly Impact Strategic Initiatives, Results of Operations and Financial Condition

The financial services industry is highly regulated and laws and regulations may sometimes impose significant limitations on operations. These limitations, and sources of potential liability for the violation of such laws and regulations, are described under the heading “Business — Regulatory Matters” above.  These regulations, along with the existing tax and accounting laws, regulations, rules and standards, control the methods by which financial institutions conduct business; implement strategic initiatives, as well as past, present, and contemplated tax planning; and govern financial disclosures. These laws, regulations, rules, and standards are constantly evolving and may change significantly over time. The nature, extent, and timing of the adoption of significant new laws, changes in existing laws, or repeal of existing laws may have a material impact on Premier’s results of operations and financial condition, the effects of which are impossible to predict at this time.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2011

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

EESA, which established TARP, was signed into law on October 3, 2008.  The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other.  As part of TARP, the U.S. Treasury established the Capital Purchase Program to provide up to $700 billion of funding to eligible financial institutions through the purchase of capital stock and other financial instruments for the purpose of stabilizing and providing liquidity to the U.S. financial markets.  Under the Capital Purchase Program, the U.S. Treasury purchased equity securities from participating institutions.  On October 2, 2009, Premier entered into the UST Agreement with the U.S. Treasury providing for our issuance of the Series A Preferred Shares and the Warrant, pursuant to the Capital Purchase Program.  The EESA also increased federal deposit insurance on most deposit accounts from $100,000 to $250,000.

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

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2011

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

Pursuant to the terms of the UST Agreement, our ability to declare or pay dividends on any of our shares is limited.  Specifically, we are unable to declare dividend payments on Common Shares, junior preferred shares or pari passu preferred shares if we are in arrears on the payment of dividends on the Series A Preferred Shares.  Premier is current on all of the dividends on its Series A Preferred Shares.  Premier was required to defer the November 15, 2010 and February 15, 2011 quarterly dividends on its Series A Preferred Shares due restrictions placed on the Company by the Federal Reserve Board of Governors in conjunction with the July 29, 2010 Written Agreement between Consolidated Bank & Trust and the FRB.  However the FRB gave Premier permission to pay those deferred dividends in conjunction with the May 15, 2011 quarterly dividend payment.  Until any deferred dividends are paid on the Series A Preferred Shares, dividends to holders of Premier’s common shares will also be prohibited.  In the event that cumulative dividends on the Series A Preferred Shares are not paid in full for an aggregate of six dividend periods or more, whether or not consecutive, the authorized number of directors of Premier would automatically be increased by two and the holders of the Series A Preferred Stock would have the right to elect two directors.  The right to elect directors would end when dividends have been paid in full for four consecutive dividend periods.

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

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2011

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

Pursuant to the terms of the UST Agreement, we adopted the U.S. Treasury’s current standards for executive compensation and corporate governance for the period during which the Treasury holds the equity securities issued pursuant to the UST Agreement, including the Common Shares that may be issued upon exercise of the Warrant.  These standards generally apply to our Chief Executive Officer, Chief Financial Officer, the three next most highly compensated senior executive officers and, with respect to certain aspects of executive compensation, the next 5 most highly compensated employees.  The standards include: (i) ensuring that incentive compensation plans and arrangements for senior executive officers do not encourage unnecessary and excessive risks that threaten our value; (ii) requiring clawback of any bonus or incentive compensation paid (or under a legally binding obligation to be paid) to a senior executive officer based on materially inaccurate financial statements or other materially inaccurate performance metric criteria; (iii) prohibition on making “golden parachute payments” to senior executive officers and the next 5 most highly compensated employees; and (iv) agreement not to claim a deduction, for federal income tax purposes, for compensation paid to any of the senior executive officers in excess of $500,000 per year.

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
December 31, 2011

Additional Capital May Not Be Available When Needed or Required by Regulatory Authorities.

Premier and the Affiliate Banks are required by federal and state regulatory authorities to maintain adequate levels of capital to support its operations. In addition, Premier may elect to raise additional capital to support its business or to finance acquisitions, if any, or it may otherwise elect or be required to raise additional capital.  Premier’s ability to raise additional capital, if needed, will depend on conditions in the capital markets, economic conditions and a number of other factors, many of which are outside Premier’s control and its financial performance. Accordingly, Premier may not be able to raise additional capital if needed or on acceptable terms. If Premier cannot raise additional capital when needed, it may have a material adverse effect on its financial condition, results of operations and prospects.

Strong Competition Within the Company’s Market Area May Limit Profitability

Premier faces significant competition both in attracting deposits and in the origination of loans. Mortgage bankers, commercial banks, credit unions and other savings institutions, which have offices in the market areas of the Affiliate Banks, have historically provided most of the competition for the Affiliate Banks for deposits; however, each Affiliate Bank also competes with financial institutions that operate through internet banking operations throughout the continental United States. In addition, and particularly in times of high interest rates, each Affiliate Bank faces additional and significant competition for funds from money market and mutual funds, securities firms, commercial banks, credit unions and other savings institutions located in the same communities and those that operate through Internet banking operations throughout the continental United States. Many competitors have substantially greater financial and other resources than Premier and its Affilate Banks. Moreover, credit unions do not pay federal or state income taxes and are subject to fewer regulatory constraints than community banks and as a result, they may enjoy a competitive advantage over Premier. The Affiliate Banks compete for loans principally on the basis of the interest rates and loan fees they charge, the types of loans they originate and the quality of services they provide to borrowers. This advantage places significant competitive pressure on the prices of loans and deposits.

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
December 31, 2011

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

Integration of Recent Acquisitions May Be More Difficult Than Anticipated

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

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2011

Integration of Recent and Pending Internal Subsidiary Mergers May Be More Difficult Than Anticipated

The success of Premier’s recent internal merger of First Central Bank, Traders Bank, Adams National Bank and Consolidated Bank & Trust into Boone County Bank to form Premier Bank and the planned internal merger of Ohio River Bank and Farmers Deposit Bank into Citizens Deposit Bank and Trust will depend on a number of factors, including (but not limited to) Premier’s ability to:

•	timely and successfully integrate the operations of the merging subsidiaries into a cohesive single bank operation;
•	maintain the existing relationships with the depositors of each of the merging subsidiaries to minimize the withdrawal of deposits subsequent to the merger(s);
•	maintain and enhance the existing relationships with the borrowers of each of the merging subsidiares to limit potential losses from loans made by the them;
•	control the incremental non-interest expense of the integrated operations to maintain overall operating efficiencies;
•	retain and attract qualified personnel at each resulting institution; and
•	compete effectively in the communities served by each of the merging subsidiaries and in nearby communities.

Concentration of Commercial Real Estate and Commercial Business Loans in the Washington, D.C. Market Area May Increase Credit Risk in the Loan Portfolio

These types of loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operations and the income stream of the borrowers.  Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans.  Premier’s success in the metro Washington, D.C. market area depends primarily on the local general economic conditions in the area.  The local economic conditions in the Washington, D.C. metropolitan area have a significant impact on its loans, the ability of the borrowers to repay these loans and the value of the collateral securing these loans.  Real estate values have suffered from declines in the  Washington, D.C. market area, which may affect the bank’s financial condition. If Premier continues to receive updated appraisals revealing significant additional weakness in the value of the collateral securing loans in the Washington, D.C. market area, it will likely result in further losses. Also, many of the local borrowers have more than one commercial real estate or commercial business loan outstanding with Premier.  Consequently, an adverse development with respect to one loan or one credit relationship can expose Premier to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.  A significant decline in general economic conditions caused by inflation, recession, unemployment or other factors beyond Premier’s control would impact these local economic conditions and could negatively affect the financial results of its banking operations.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2011

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

Recent bank failures coupled with deteriorated economic conditions have significantly reduced the deposit insurance fund’s reserve ratio. On May 22, 2009, the FDIC issued a final rule imposing a special assessment of 5 basis points on total assets less tier 1 capital on June 30, 2009, which was collected on September 30, 2009.  For Premier this assessment was booked as a second quarter 2009 expense.  The rule also provides the FDIC with authority to impose up to two additional assessments of up to 5 basis points each on total assets less tier 1 capital.

In addition, EESA temporarily increased the limit on FDIC insurance coverage for deposits to $250,000 through December 31, 2009.  This increase has now been permanently extended by the Dodd-Frank Act.  The FDIC also took action to provide coverage for newly-issued senior unsecured debt and non-interest bearing transaction accounts and for unsecured debt and non-interest bearing transaction and certain NOW accounts in excess of the $250,000 limit, for which institutions will be assessed additional premiums.  In 2009, the temporary increase in FDIC insurance coverage was extended through December 31, 2013.  These actions increased Premier’s combined non-interest expense in 2009 and may increase non-interest expense in future years as long as the increased premiums and coverages are in place.

Claims and Litigation Pertaining to Fiduciary Responsibility

From time to time, shareholders or customers may make claims and take legal action pertaining to Premier’s and the Affiliate Banks’ performance of their fiduciary responsibilities. Defending such claims can impose a material expense on Premier.  If such claims and legal actions are not resolved in a manner favorable to the Affiliate Banks they may result in financial liability and/or adversely affect the market perception of the Affiliate Banks and their products and services as well as impact customer demand for those products and services. Any financial liability or reputation damage could have a material adverse effect on Premier’s business, which, in turn, could have a material adverse effect on its financial condition and results of operations

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2011

Unauthorized Disclosure of Sensitive or Confidential Customer Information Could Severely Harm Our Business.

In the normal course of business, the Affiliate Banks collect, process and retain sensitive and confidential customer information to both open deposit accounts and determine whether to approve a customer’s request for a loan. Premier also relies upon a variety of computing platforms and networks over the internet for the purposes of data processing, communication and information exchange, including a variety of services provided by third-party vendors.  Despite the security measures in place, Premier’s facilities and systems, and those of Premier’s third-party service providers, may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors or other similar events. If information security is breached, information can be lost or misappropriated resulting in financial loss or costs to Premier or damages to others. Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential customer information, whether by Premier or by its vendors, could severely damage Premier’s reputation, expose it to the risks of litigation and liability or disrupt the business operations of Premier which in turn, could have a material adverse effect on its financial condition and results of operations.

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

Premier is subject to several restrictions on compensation paid to Premier’s executive officers because of its participation in the TARP Capital Purchase Program.  As a recipient of government funding under the TARP Capital Purchase Program, Premier must comply with the executive compensation and corporate governance standards imposed by the ARRA and the standards established by the Secretary of the Treasury under the ARRA.  The restrictions on executive compensation under these standards are more fully described in Item 1 of this Form 10-K under the caption “Regulatory Matters – TARP Capital Purchase Program”.  These standards could impact Premier’s ability to hire or retain key executives or cause Premier to make material changes to its current compensation plans and philosophy that could result in higher compensation costs in future periods.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2011

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
December 31, 2011

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
December 31, 2011

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

Citizens Deposit Bank & Trust, in addition to its main office at 10 Second Street in Vanceburg, Kentucky, has three branch offices in Lewis County, Kentucky, (including one leased facility), one branch office in Mason County, Kentucky, one branch located in Bracken County, Kentucky, one branch location in Robertson County, Kentucky as well as two branches located in Brown County, Ohio.  In 2011, Farmers Deposit Bank sold its drive through branch in Eminence, Kentucky and used the proceeds to purchase property adjacent to its main office at 5230 South Main Street in Eminence, Kentucky.  The bank used the adjacent property to add drive through facilities onto its main office location.  Ohio River Bank, in addition to its main office at 221 Railroad Street in Ironton, Ohio, has two branches, one leased facility in Lawrence County, Ohio and one in Scioto County, Ohio. Premier Bank, in addition to its main office at 2883 5th Avenue in Huntington, West Virginia has branches at the following locations:

Branch	Address	Location and Zip Code	Leased/ Owned
Former branches of Boone County Bank
Madison	300 State Street	Madison, WV 25130	Owned
Van	Route 85	Van, WV 25206	Owned
West Hamlin	40 Lincoln Plaza	Branchland, WV 25506	Owned
Logan	307 Hudgins Street	Logan, WV 25601	Owned

Former branches of First Central Bank
Philippi	2 South Main Street	Philippi, WV 26416	Owned
Buckhannon	23 West Main Street	Buckhannon, WV 26201	Owned
Rock Cave	State Routes 4 & 20	Rock Cave, WV 26234	Owned
Bridgeport	25 Oakmont Lane	Bridgeport, WV 26330	Owned

Former branches of Traders Bank
Ravenswood	601 Washington Street	Ravenswood, WV 26164	Owned
Ripley South	606 South Church Street	Ripley, WV 25271	Owned
Ripley East	103 Miller Drive	Ripley, WV 25271	Owned
Spencer Main	303 Main Street	Spencer, WV 25276	Owned
Spencer Drive Thru	406 Main Street	Spencer, WV 25276	Owned
Mineral Wells	1397 Elizabeth Pike	Mineral Wells, WV 26150	Owned

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2011

Item 2.  Properties – (continued)

Branch	Address	Location and Zip Code	Leased/ Owned
Former branches of Adams National Bank
Connecticut Avenue	1130 Connecticut Avenue	Washington, DC 20036	Leased
Wisconsin Ave	1729 Wisconsin Avenue	Washington, DC 20007	Leased
Mass Ave	50 Massachusetts Ave, S.E.	Washington, DC 20002	Leased
17th Street	1604 17th Street, N.W.	Washington, DC 20009	Leased
7th Street	802 7th Street, N.W.	Washington, DC 20001	Leased
K Street	1501 K Street, N.W.	Washington, DC 20006	Leased
Silver Spring	8121 Georgia Avenue	Silver Spring, MD 20910	Leased

Former branches of Consolidated Bank & Trust
Richmond	320 North First Street	Richmond, VA 23219	Owned
Hampton	101 N. Armistead Avenue	Hampton, VA 23669	Owned

Item 3.  Legal Proceedings

The Banks are respectively parties to legal actions that are ordinary routine litigation incidental to a commercial banking business. In management's opinion, the outcome of these matters, individually or in the aggregate, will not have a material adverse impact on the results of operations or financial position of the Company.

Item 4.  Mine Safety Disclosures

Not Applicable

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2011

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and
Issuer Purchase of Equity Securities

The Company's common stock is listed on the NASDAQ Global Market System under the symbol PFBI. At December 31, 2011, the Company had approximately 4,470 shareholders  of its common shares.
The following table sets forth on a quarterly basis cash dividends paid and the range of high and low sales prices on a per share basis during the quarters indicated.

	Cash	Sales Price
	Dividends Paid	High	Low
2010
First Quarter	$0.11	$9.00	$6.32
Second Quarter	0.11	10.25	7.88
Third Quarter	0.00	8.35	5.75
Fourth Quarter	0.00	6.94	6.10
	0.22

2011
First Quarter	$0.00	$8.00	$6.15
Second Quarter	0.00	7.54	6.80
Third Quarter	0.00	7.98	4.87
Fourth Quarter	0.00	5.25	3.75
	0.00

2012
First Quarter (through March 15, 2012)	$0.00	$7.89	$4.42

The payment of dividends by the Company depends upon the ability of the Banks to declare and pay dividends to the Company because the principal source of the Company's revenue will be dividends paid by the Banks.  At December 31, 2011 approximately $7.4 million was available for payment as dividends from the Banks to the Company without the need for regulatory approval. In considering the payment of dividends, the Board of Directors will take into account the Company's financial condition, the cumulative provisions of the Series A Preferred Shares, results of operations, tax considerations, costs of expansion, industry standards, economic conditions and need for funds, as well as governmental policies and regulations applicable to the Company and the Banks. See "REGULATORY MATTERS - Capital Requirements" for discussion on capital guidelines.  See dividend restrictions placed on Premier by Written Agreement between FRB and Premier discussed under “RECENT CORPORATE DEVELOPMENTS” above.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2011

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

The following graph shows a comparison of cumulative total stockholder return on the Common Stock since December 31, 2006 with the cumulative total returns of both a broad equity market index and a published industry index.  The broad equity market index chosen was the Russell 3000 and the published industry index chosen was the SNL ($500M-$1B) Bank Asset-Size Index.  The graph reflects historical performance only, which is not indicative of possible future performance of the Common Stock.

Premier Financial Bancorp, Inc.

	Period Ending
Index	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
Premier Financial Bancorp, Inc.	100.00	93.37	53.70	55.06	54.00	37.13
Russell 3000	100.00	105.14	65.92	84.60	98.92	99.93
SNL $500M-$1B Bank Index	100.00	80.13	51.35	48.90	53.38	46.96
*Source: SNL Financial LC, Charlottesville, VA

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2011

Equity Compensation Plan Information

The following table gives information about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under its equity compensation plan, the 2002 Stock Option Plan, as of December 31, 2011

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (Excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders
2002 Stock Option Plan	350,949	$9.69	143,382
Equity compensation plans not approved by shareholders
None
Total	350,949	$9.69	143,382

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2011

Item 6.  Selected Financial Data

The following table presents consolidated selected financial data for the Company. It does not purport to be complete and is qualified in its entirety by more detailed financial information and the audited consolidated financial statements contained elsewhere in this annual report.

(Dollars in thousands, except per share amounts)	At or for the Year Ended December 31
	2011	2010	2009	2008	2007
Earnings
Net interest income	$44,208	$43,744	$31,083	$26,035	$22,296
Provision for loan losses	3,630	3,297	1,052	147	(78)
Non-interest income	6,911	6,761	9,136	5,291	4,623
Non-interest expense	36,521	34,219	27,115	19,894	16,408
Income taxes	3,800	3,817	2,934	3,749	3,470
Net income	7,168	9,172	9,118	7,536	7,119
Preferred stock dividends	1,221	1,249	133	-	-
Net income available to common shareholders	$5,947	$7,923	$8,985	$7,536	$7,119

Financial Position
Total assets	$1,124,087	$1,183,251	$1,101,750	$724,465	$549,255
Loans	690,923	725,964	699,133	467,111	346,570
Allowance for loan losses	9,795	9,865	7,569	8,544	6,497
Goodwill and other intangibles	33,268	34,060	31,519	29,974	15,816
Securities	278,479	256,520	240,970	175,741	124,242
Deposits	925,078	985,291	913,784	589,182	449,033
Other borrowings	51,418	62,711	55,564	41,518	26,124
Preferred equity	21,949	21,841	21,705	-	-
Common equity	122,058	109,556	106,851	89,422	67,389

Per Common Share Data
Net income – basic	0.75	1.00	1.32	1.25	1.36
Net income - diluted	0.74	0.98	1.32	1.25	1.35
Book value	15.38	13.80	13.46	13.99	12.87
Tangible book value	11.19	9.51	9.49	9.30	9.85
Cash dividends	0.00	0.22	0.44	0.43	0.40

Financial Ratios
Return on average assets	0.51%	0.71%	1.09%	1.12%	1.31%
Return on average common equity	5.08%	7.12%	9.47%	9.38%	11.13%
Dividend payout	0.00%	22.00%	33.33%	34.40%	29.41%
Stockholders’ equity to total assets at period-end	12.81%	11.10%	11.67%	12.34%	12.27%
Average stockholders’ equity to average total assets	11.98%	11.84%	12.19%	11.94%	11.74%

 PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2011

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

Premier Financial Bancorp, Inc. ("Premier” or the “Company”) is a multi-bank holding company headquartered in Huntington, West Virginia.  It operates four community bank subsidiaries ranging in size from $60 million to $750 million, each with a local orientation. The banks operate in twenty-six communities within the states of West Virginia, Virginia, Ohio, Maryland and Kentucky plus the cities of Washington, DC and Richmond, Virginia.  Through these locations the banks provide their customers with a full range of banking services.  On September 10, 2010 Citizens Deposit Bank and Trust (“Citizens”), a wholly-owned subsidiary of Premier, completed its purchase of four banking offices (“Branch Purchase”) from Integra Bank N.A. (“Integra Bank”).  The banking offices are located in Maysville and Mount Olivet, Kentucky and Ripley and Aberdeen, Ohio.   Citizens paid a $2.4 million deposit premium for the $74.1 million of deposit liabilities it assumed and also acquired $17.4 million of branch related loans as well as $33.0 million of additional commercial real estate loans and $10.0 million of other commercial loans selected by Citizens originated from other Integra offices.  At the open of business on October 1, 2009, Premier completed its acquisition of Abigail Adams National Bancorp, Inc. (“Abigail Adams”), a $363 million two bank holding company.  The two banks acquired by Premier as a result of the acquisition of Abigail Adams were Adams National Bank (“Adams National”) with six locations in and around Washington, DC and Consolidated Bank & Trust Company (“CB&T”) headquartered in Richmond, Virginia with one branch location in Hampton, Virginia.  The results of operations of Abigail Adams and the four purchased branches are included in Premier’s consolidated statements of income beginning only from their respective acquisition dates.   On April 9, 2011, Premier merged five of its subsidiary banks together.  Adams National, CB&T, First Central Bank and Traders Bank, Inc. were merged into Boone County Bank.  The resulting bank moved its headquarters to Huntington, West Virginia and changed its name to Premier Bank, Inc.  As of December 31, 2011, Premier had approximately $1.1 billion in total assets, $691 million in total loans, $925 million in total deposits and $23 million in customer repurchase agreements.

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
December 31, 2011

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
December 31, 2011

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
December 31, 2011

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
December 31, 2011

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

SUMMARY FINANCIAL RESULTS

Premier had net income available to common shareholders of $5.947 million in 2011 compared to $7.923 million of net income available to common shareholders in 2010 and $8.985 million of net income available to common shareholder reported for 2009.  Net income available to common shareholders decreased in 2011 largely due to increased expenses, primarily data processing expenses and expenses related to converting data processing systems.  Otherwise, net interest income and non-interest income increased in 2011, partially offset by a higher provision for loan losses.  Net income available to common shareholders decreased in 2010 when compared to 2009, due to a $3.552 million gain recorded in 2009 on the acquisition of Abigail Adams and a full four quarters of preferred stock dividends subtracted from net income in 2010 compared to only one quarter in 2009.  Otherwise, net income increased in 2010 due to higher interest income and non-interest income as well as lower interest expense, which were partially offset by a higher provision for loan losses and higher non-interest expense.  The increase in each of these categories was primarily the result of the increase in operations from the acquisition of Abigail Adams on October 1, 2009.  The operating results of Abigail Adams are included in the consolidated financial statements of Premier only from the date of the acquisition.  When comparing 2010 operating results to 2009 operating results, the operations of Abigail Adams are included in the full year of 2010 but in only the last three months of 2009.  Basic earnings per share were $0.75 in 2011 compared to $1.00 in 2010 and $1.32 in 2009.  The decrease in earnings per share in 2011 is largely due to the increase in non-interest expenses discussed above.  The decrease in earnings per share in 2010 is largely due to the impact of the $3.6 million gain on the subsidiary acquisition which added approximately $0.52 to Premier’s reported earnings per share in 2009.  Earnings per share in 2010 were also negatively impacted by the increase in the full year average number of shares outstanding resulting from the acquisition of Abigail Adams late in 2009.  The terms of the acquisition is more fully described in Note 24 to the consolidated financial statements.

The following table comparatively illustrates the components of ROA and ROE over the previous five years.  Return on average assets (“ROA”) measures how effectively Premier utilizes its assets to produce net income.  It also facilitates the analysis of earnings performance of different sized organizations.  In 2008 and 2009, Premier increased the size of its balance sheet with acquisitions.  The result was an increase in total assets from $549.3 million at the end of 2007, to $1,183.3 million at the end of 2010, largely due to the acquisitions.  In 2011, total assets

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2011

declined slightly to $1,124.1 million at December 31, 2011.  An increase in asset size will generally result in higher dollars of income earned and expenses incurred.  A detailed review of the components of ROA will help analyze Premier’s performance without regard to changes in its size.

Premier’s net income available to common shareholders in 2011 resulted in an ROA of 0.51%, a decrease from the 0.71% ROA in 2010 and the 1.09% ROA in 2009.  As shown in the following table, fully taxable equivalent net interest income (as a percent of average earning assets) reached its highest level during the last five years in 2007 at 4.42%.  In 2008, this percentage decreased to 4.21% and decreased again in 2009 to 4.12% as yields on earning assets declined as a result of a lower overall interest rate environment due to Federal Reserve policies designed to stimulate national economic growth.  In 2010, fully taxable equivalent net interest income increased to 4.25% as the average interest rate paid on interest bearing liabilities fell more quickly in 2010 than the yield earned on average earning assets.  In 2011, net interest income decreased to 4.18% of average earning assets as the yield on earning assets decreased by more than the rate paid on interest bearing liabilities.

In 2007, net credit income (as a percentage of average earnings assets) also reached its highest level over the past five years at 4.44% as net interest income was aided by negative provisions for loan losses recorded in 2007.  Similarly, in 2007, non-interest income (as a percent of average earning assets) also reached its highest level in the past five years at 0.91%while non-interest expense (as a percent of average earning assets) totaled 3.23%.  In 2008, minimal provisions for loan losses reduced an already lower net interest income (as a percent of average earning assets), resulting in net credit income of 4.19% of average earning assets.  In 2008, non-interest income (as a percent of average earning assets) declined somewhat, however, non-interest expense (as a percent of average earning assets) declined in 2008 resulting in the lowest ratio over in the last five years.  In 2009, net credit income (as a percent of average earning assets) declined to 3.98%, as the lower net interest income was lowered even further by a higher provision for loan losses (as a percent of average earning assets).  Further lowering Premier’s return on average assets in 2009 was lower non-interest income and the highest non-interest expense (as a percent of average earning assets) in the last five years, largely due to acquisition related expenses, a special FDIC insurance assessment, and writedowns on the value of other real estate owned (“OREO”).  Adding to Premier’s return on average assets in 2009 was a gain recognized on the acquisition of Abigail Adams and lower income tax expense.  As illustrated in the table, the overall result was to decrease Premier's 2009 return on average earning assets to 1.18% and decrease its return on average total assets (ROA) to 1.09%.  In 2010, the increase in net interest income (as a percent of average earning assets) was more than offset by an increase in the provision for loan losses (as a percent of average earning assets) lowering net credit income to 3.94% of average earning assets.  Further lowering Premier’s return on average assets in 2010 was lower non-interest income (as a percent of average earning assets) due to lower deposit customer fee income in relation to the total deposits outstanding and no gain on the acquisition of a subsidiary as was recorded in 2009.  On the positive side, non-interest expenses (as a percent of average earning assets) decreased in 2010 to 3.30% compared to 3.57% in 2009, largely due to reduced acquisition related expenses and lower OREO costs due to gains realized

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2011

on the disposition of some OREO properties in 2010.  Income tax expense (as a percentage of average earning assets) was the lowest level in 2010, largely due to the reversal of the deferred tax asset valuation allowance recorded on the recognition of future West Virginia net operating losses.  Lastly, dividends and accretion accrued on Premier’s Series A Preferred Stock also serve to reduce net income available to common shareholders and thus reduce Premier’s ROA.  In 2010, preferred stock dividends and accretion totaled 0.12% as a percent of average earning assets.  As illustrated in the table, the overall result was to decrease Premier's 2010 return on average earning assets to 0.77% and decrease its return on average total assets (ROA) to 0.71%.

In 2011, net interest income (as a percent of average earning assets) decreased from 2010 and was further reduced by a slight increase in the provision for loan losses (as a percent of average earning assets) lowering net credit income to 3.84% of average earning assets, the lowest percentage in the five-year period presented.  Non-interest income (as a percent of average earning assets) held steady in 2011 compared to 2010, but non-interest expenses (as a percent of average earning assets) increased to 3.43%, largely due to the increase in data processing expenses and the conversion expenses.  Income tax expense (as a percentage of average earning assets) was the lowest level in 2011, but only slightly less than the percentages reported for 2010 and 2009.  Also similar to 2010, preferred stock dividends and accretion in 2011 totaled 0.11% as a percent of average earning assets.  Dividends and accretion accrued on Premier’s Series A Preferred Stock also serve to reduce net income available to common shareholders and thus reduce Premier’s ROA.  As illustrated in the table, the overall result was to decrease Premier's 2011 return on average earning assets to 0.56% and decrease its return on average total assets (ROA) to 0.51%.

ANALYSIS of RETURN ON ASSETS and EQUITY

	2011		2010		2009		2008		2007
As a percent of average earning assets
Fully taxable-equivalent net interest income	4.18%		4.25%		4.12%		4.21%		4.42%
Provision for loan losses	(0.34)		(0.32)		(0.14)		(0.02)		0.02
Net credit income	3.84		3.94		3.98		4.19		4.44
Gains on acquisition of subsidiary and sales of assets	0.00		0.00		0.47		0.01		0.00
Non-interest income			0.65		0.74		0.84		0.91
Non-interest expense	(3.43)		(3.30)		(3.57)		(3.20)		(3.23)
Tax equivalent adjustment	(0.03)		(0.03)		(0.03)		(0.03)		(0.04)
Applicable income taxes	(0.36)		(0.37)		(0.39)		(0.60)		(0.68)
Preferred stock dividends	(0.11)		(0.12)		(0.02)		(0.00)		(0.00)
Return on average earning assets	0.56%		0.77%		1.18%		1.21%		1.40%
Multiplied by average earning assets to average total assets	91.89		92.16		92.20		92.48		93.34
Return on average assets	0.51%		0.71%		1.09%		1.12%		1.31%
Multiplied by average assets to average common stockholders’ equity	9.91	X	10.10	X	8.68	X	8.37	X	8.52	X
Return on average common equity	5.08%		7.12%		9.47%		9.38%		11.13%

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2011

The net overhead ratio (non-interest expense less non-interest income as a percent of average earning assets) increased in 2011 to 2.78%.  The ratio compares favorably to the 2.83% net overhead ratio reported in 2009, but is still higher than the 2.65% reported in 2010, the 2.36% reported in 2008 and the 2.32% reported in 2007, the lowest ratio reported in the last five years.  The increase in the 2011 net overhead ratio was largely the result of higher operating expenses, primarily those related to data processing and expenses related to converting to a different data processing provider.  The lower net overhead ratio in 2010 was largely the result of a lower ratio of non-interest expense to average earning assets due to operational savings, lower acquisition expenses and gains on the sale of some OREO in 2010 compared to 2009.  Negatively affecting the 2010 net overhead ratio was a lower ratio of non-interest income to average earning assets, largely due to the lower 0.40% non-interest income ratio of the acquired Abigail Adams’ banks compared to the historical results of Premier’s other subsidiary banks.  This lower trend continued into 2011 as well as a lower level of secondary market mortgage commissions. In 2009, the higher net overhead ratio was largely the result of a higher ratio of non-interest expense to average earning assets due to acquisition related expenses, significantly higher FDIC insurance costs, higher OREO costs and relatively less efficient operations of the acquired Abigail Adams’ subsidiary banks.

Return on average common equity (“ROE”), another measure of earnings performance, indicates the amount of net income earned in relation to the total equity invested by holders of common stock.  Premier’s 2011 ROE was 5.08% compared to 7.12% in 2010 and 9.47% realized in 2009.  ROE decreased in 2011 due to the significantly lower ROA in 2011 and a slightly lower multiple of average assets to average common equity in 2011.  ROE decreased in 2010 due to the decrease in ROA which offset the benefits of a higher multiple of average assets to average equity in 2010.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2011

A breakdown of Premier's financial results by quarter for the years ended December 31, 2011 and 2010 is summarized below.

QUARTERLY FINANCIAL INFORMATION
(Dollars in thousands, except per share amounts)
	First	Second	Third	Fourth	Full Year
2011
Interest income	$12,991	$13,508	$13,254	$12,782	$52,535
Interest expense	2,242	2,136	2,040	1,909	8,327
Net interest income	10,749	11,372	11,214	10,873	44,208
Provision for loan losses	520	1,820	810	480	3,630
Gain on investment securities	-	18	-	-	18
Net overhead	7,696	8,000	7,671	6,261	29,628
Income before income taxes	2,533	1,570	2,733	4,132	10,968
Net income	1,671	1,029	1,813	2,655	7,168
Dividends and accretion on preferred stock	305	305	305	306	1,221
Net income available to common stockholders	1,366	724	1,508	2,349	5,947
Basic net income per share	0.17	0.09	0.19	0.30	0.75
Diluted net income per share	0.17	0.09	0.19	0.30	0.74
Dividends paid per share	0.00	0.00	0.00	0.00	0.00

2010
Interest income	$13,617	$13,165	$13,052	$13,689	$53,523
Interest expense	2,554	2,452	2,382	2,391	9,779
Net interest income	11,063	10,713	10,670	11,298	43,744
Provision for loan losses	571	1,409	761	556	3,297
Net overhead	6,993	6,861	6,735	6,869	27,458
Income before income taxes	3,499	2,443	3,174	3,873	12,989
Net income	2,313	2,219	2,105	2,535	9,172
Dividends and accretion on preferred stock	332	305	305	305	1,249
Net income available to common stockholders	1,981	1,914	1,800	2,230	7,923
Basic net income per share	0.25	0.24	0.23	0.28	1.00
Diluted net income per share	0.24	0.23	0.22	0.28	0.98
Dividends paid per share	0.11	0.11	0.00	0.00	0.22

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2011

BALANCE SHEET ANALYSIS

Summary

A financial institution's primary sources of revenue are generated by its earning assets, while its major expenses are produced by the funding of these assets with interest bearing liabilities. Effective management of these sources and uses of funds is essential in attaining a financial institution's optimal profitability while maintaining a minimum amount of interest rate risk and credit risk. Information on rate-related sources and uses of funds for each of the three years in the period ended December 31, 2011, is provided in the table below.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2011

AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS
(Dollars in thousands)
	2011			2010			2009
	Average Balance	Interest	Yield/ Rate (2)	Average Balance	Interest	Yield/ Rate (2)	Average Balance	Interest	Yield/ Rate (2)
Assets:
Interest earning assets
U.S. Treasury and federal agency securities	$37,916	$868	2.29%	$129,578	$3,837	2.96%	$102,904	$3,393	3.30%
States and municipal obligations (1)	10,023	470	4.69	10,383	505	4.86	8,210	398	4.85
Mortgage backed securities	228,980	6,298	2.75	96,770	3,269	3.38	72,121	3,069	4.26
Other securities	11,683	532	4.55	13,287	637	4.79	6,012	250	4.16
Total investment securities	288,602	8,168	2.83	250,018	8,248	3.30	189,247	7,110	3.76
Federal funds sold	15,203	7	0.05	23,320	11	0.05	28,912	24	0.08
Interest-bearing deposits with banks	57,022	157	0.28	59,904	158	0.26	14,815	57	0.38
Loans, net of unearned income (3)(4)
Commercial	481,493	29,717	6.17	476,019	29,836	6.27	303,514	18,467	6.08
Real estate mortgage	169,186	10,858	6.42	169,488	11,281	6.66	168,643	11,434	6.78
Installment	53,887	3,943	7.32	56,687	4,290	7.57	54,316	4,337	7.98
Total loans	704,566	44,518	6.32	702,194	45,407	6.47	526,473	34,238	6.50
Total interest earning assets	1,065,393	52,850	4.96	1,035,436	53,824	5.20	759,447	41,429	5.46
Allowance for loan losses	(11,218)			(8,706)			(8,218)
Cash and due from banks	28,022			19,396			18,095
Premises and equipment	16,390			15,418			12,439
Other assets	60,781			61,982			41,922
Total assets	$1,159,368			$1,123,526			$823,685

Liabilities and Equity:
Interest bearing liabilities
NOW and money market	$229,437	657	0.29%	$244,262	709	0.29%	$162,870	637	0.39%
Savings deposits	114,834	266	0.23	100,712	254	0.25	78,240	250	0.32
Certificates of deposit and other time deposits	410,154	6,204	1.51	409,200	7,642	1.87	316,016	8,234	2.61
Total interest bearing deposits	754,425	7,127	0.94	754,174	8,605	1.14	557,126	9,121	1.64
Short-term borrowings	24,783	158	0.64	24,131	170	0.70	16,730	138	0.83
Other borrowings	19,125	852	4.45	16,932	698	4.12	16,626	581	3.49
FHLB advances	10,287	190	1.85	12,171	306	2.51	7,179	304	4.22
Total interest-bearing liabilities	808,620	8,327	1.03%	807,408	9,779	1.21%	597,661	10,144	1.70%
Non-interest bearing deposits	209,188			178,462			121,029
Other liabilities	2,652			4,617			4,593
Preferred equity	21,868			21,788			5,548
Common equity	117,040			111,251			94,854
Total liabilities and equity	$1,159,368			$1,123,526			$823,685

Net interest earnings (1)		$44,523			$44,045			$31,285
Net interest spread (1)			3.93%			3.99%			3.76%
Net interest margin (1)			4.18%			4.25%			4.12%

(1) Taxable – equivalent yields are calculated assuming a 34% federal income tax rate
(2) Yields are calculated on historical cost except for yields on marketable equity securities that are calculated used fair value
(3) Includes loan fees, immaterial in amount, in both interest income and the calculation of yield on loans
(4) Includes loans on non-accrual status

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2011

In 2011, average earning assets increased by 2.9% or $30.0 million from 2010, following a 36.3% or $276.0 million increase in 2010 from 2009.  Average interest-bearing liabilities, the primary source of funds supporting the earning assets, increased by only 0.2%, or $1.2 million, in 2011 from 2010, which follows a 35.1%, or $209.7 million, increase in 2010 over 2009.  Also supporting the growth in average earning assets in 2011 was a $30.7 million, or 17.2%, increase in average non-interest bearing deposits.  The large increases in 2010 over 2009 were primarily the result of the full year inclusion of the earning assets obtained via the acquisition of Abigail Adams in October 2009.  This acquisition added $243.9 million of average earning assets and $183.1 million of interest-bearing liabilities in 2010.  In 2011, the increase in average earning assets was primarily the result of a $38.6 million increase in average investment securities and a $2.4 million increase in average total loans, partially offset by an $8.1 million decrease in average federal funds sold and a $2.9 million decrease in average interest-bearing bank balances.  The slight increase in average interest-bearing liabilities in 2011 was largely due to a $0.3 million increase in average interest-bearing deposits, a $0.6 million increase in average short-term borrowings (primarily customer repurchase agreements), and a $0.3 million net increase in long-term borrowings.

Excluding the impact of the Abigail Adams acquisition, the remaining $32.1 million increase in average earning assets in 2010 was primarily the result of a $20.0 million increase in average total loans, a $10.1 million increase in average investment securities, and a $7.4 million increase in average interest-bearing bank balances, partially offset by a $5.3 million decrease in average federal funds sold.  Excluding the impact of the Abigail Adams acquisition, average interest bearing liabilities increased by $26.7 million, or 4.5%, in 2010 from 2009.  The increase in average interest bearing liabilities in 2010 was the result of a $27.4 million increase in average interest bearing deposits, partially offset by a $0.4 million decrease in average long-term borrowings and a $0.3 million decrease in average short-term borrowings, primarily customer repurchase agreements.  Furthermore, the increase in average interest bearing deposits was complemented by a $57.4 million, or 47.5%, increase in average non-interest bearing deposits, $45.4 million for the acquisition of Abigail Adams and $12.0 million from internal growth and the Branch Purchase in 2010.

Loan Portfolio

Premier’s loan portfolio is its largest and highest yielding component of average earning assets, totaling 66.1% of average earning assets during 2011.  Average loans increased in 2011 by $2.4 million, or 0.3%, over 2010 following a $175.7 million, or 33.4%, increase in 2010 over 2009.  The modest increase in 2011 is largely due to weak loan demand combined with loan payoffs resulting not only from borrowers accelerating the reduced in their outstanding debt, but also payoffs due to the workout of problem loans.  The growth in average loans resulted from increases in balances in Premier’s Kentucky and Ohio markets, substantially offset by decreases in average loans outstanding in Premier’s West Virginia, DC Metro and Virginia markets. In 2011, Premier realized a $29.9 million, or 21.0%, increase in average outstanding loans in its Kentucky markets.  A significant portion of the loan growth in this market came from the full year inclusion of the loans acquired via the Branch Purchase in September 2010.  Otherwise,

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2011

average loans outstanding increased by $2.3 million, or 4.0%, in Premier’s Ohio markets but decreased by $15.5 million, or 9.1%, in Premier’s DC Metro market, decreased by $9.4 million, or 19.7%, in Premier’s Virginia markets and decreased $4.9 million, or 1.7%, in Premier’s West Virginia markets.  The 2010 increase is largely attributable to the full year impact of the acquisition of Abigail Adams in 2009, which increased average total loans by $155.7 million in 2010.  Excluding the increase attributed to the Abigail Adams acquisition, average total loans increased by $20.0 million or 3.8% in 2010 from 2009.  This increase is the result of growth in Premier’s Ohio, Kentucky and West Virginia loan markets.  In 2010, Premier realized a $15.6 million or $12.4 million increase in average outstanding loans in its Kentucky markets, a $3.1 million or 1.1% increase in its West Virginia markets, and a $1.2 million increase in its Ohio markets.  A significant portion of the loan growth in these markets came from the loans acquired via the Branch Purchase in September 2010.

Total loans at December 31, 2011 decreased by $35.0 million, or 4.8%, from the total at December 31, 2010.  This decrease follows a $26.8 million, or 3.8%, increase from the total at December 31, 2009.  The decrease in 2011 is due to decreases in loans outstanding in all of Premier’s markets as loan payments and payoffs exceeded demand for new loans.  The increase in 2010 is largely due to the increases in loans at Premier’s Kentucky, West Virginia and Ohio banks, which more than offset loan payments and payoffs at Premier’s DC and Virginia banks.  Total loans in the DC market decreased by $25.3 million in 2010, while loans in the Virginia market decreased by $6.3 million.  These decreases were more than offset by the $58.5 million increase in loans in Premier’s other markets, largely due to the $60.4 million of loans acquired via the Branch Purchase in September 2010.

Loans secured by real estate totaled 83.1% of Premier’s loan portfolio at December 31, 2011, up from the 82.7% of total loans at December 31, 2010.  The increase is largely due to an increase in commercial real estate loans as a percentage of the total loan portfolio.  The increase more than offset a decrease in construction and land development loans as a percentage of the total loan portfolio.  Residential real estate loans, as a percentage of the total loan portfolio, remained relatively unchanged in 2011 compared to 2010.  In 2010, loans secured by real estate decreased from 83.5% of Premier’s loan portfolio at December 31, 2009 to approximately 82.7% of Premier’s loan portfolio at December 31, 2010, largely due to a decrease in construction loans as a percentage of total loans outstanding.  In 2009, loans secured by real estate in total increased from 77.1% of Premier’s loan portfolio at December 31, 2008 to approximately 83.5% of Premier's loan portfolio at December 31, 2009 due to the loans acquired from Abigail Adams.  The mix of loans acquired from Abigail Adams was significantly different from Premier’s other Affiliate Bank loan portfolios, which consist of a diverse portfolio of predominantly single family residential loans and loans for commercial purposes where real estate is part of the collateral, not the primary source of repayment. The December 31, 2009 balances of the loans acquired from Adams National were predominantly (84.1%) commercial real estate loans and real estate construction loans, including $67.0 million of loans secured by non-owner occupied commercial property, $39.1 million of loans secured by owner occupied commercial property, $29.5 million of multi-family residential real estate loans and $19.6 million of commercial real estate construction and land development loans.  The concentrations in these kinds of loans was

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2011

one of the factors motivating the OCC to require Adams National to enter into a formal written agreement to reduce these concentrations.  The mix of December 31, 2009 balances of the loans acquired from CB&T were closer to the ratios of Premier’s other Affiliate Banks but were still predominantly (61.5%) commercial real estate loans and real estate construction loans due in part to loan participations with Adams National.  While there are generally additional risks of loss associated with commercial real estate lending, such as the potential for adverse changes in economic conditions, the borrowers' inability to successfully execute their business plans and/or deterioration in the value of the commercial real estate collateral, the loans acquired from Adams National and CB&T were recorded at fair value as of the acquisition date taking into account credit risks in the loans acquired.  See additional discussion below on the impaired loans acquired from Adams National and CB&T.

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

Commercial loans are generally made to small-to-medium size businesses located within a defined market area and typically are secured by business assets and guarantees of the principal owners. Additional risks of loss are associated with commercial lending, such as the potential for adverse changes in economic conditions or the borrowers' ability to successfully execute their business plans. Consumer loans generally are made to individuals living in Premier's defined market area who are known to the local bank's staff.  Consumer loans are generally made for terms of up to seven years on a secured or unsecured basis; however longer terms may be approved in certain circumstances and for revolving credit lines. While consumer loans generally provide the Company with increased interest income, consumer loans may involve a greater risk of default.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2011

The following table presents a five year comparison of loans by type. With the exception of those categories included in the comparison, there are no loan concentrations which exceed 10% of total loans. Additionally, Premier's loan portfolio contains no loans to foreign borrowers nor does it have a material volume of highly leveraged transaction lending.

LOAN SUMMARY
(Dollars in thousands)
	As of December 31,
	2011		2010		2009		2008		2007
Summary of Loans by Type
Commercial, secured by real estate	$317,559	46.0%	$319,048	43.9%	$304,607	43.6%	$133,742	28.7%	$100,278	28.9%
Commercial, other	76,960	11.1	82,591	11.4	76,140	10.9	61,655	13.2	40,438	11.7
Real estate construction	34,730	5.0	48,213	6.6	51,637	7.4	26,182	5.6	24,035	6.9
Real estate mortgage	221,756	32.1	233,513	32.2	227,508	32.5	200,038	42.8	145,879	42.1
Agricultural	2,729	0.4	2,564	0.4	2,710	0.4	2,446	0.5	1,845	0.5
Consumer	30,090	4.4	32,926	4.5	33,356	4.8	37,291	8.0	29,790	8.6
Other	7,099	1.0	7,109	1.0	3,175	0.4	5,757	1.2	4,305	1.3
Total loans	$690,923	100.0%	$725,964	100.0%	$699,133	100.0%	$467,111	100.0%	$346,570	100.0%

Non-performing Assets
Non-accrual loans	$42,354		$47,131		$46,299		$6,943		$3,157
Accruing loans which are contractually past due 90 days or more	4,527		414		489		625		987
Accruing troubled debt restructurings	5,951		2,639		11,974		1,203		1,489
Total non-performing and retructured loans	52,832		50,184		58,762		8,771		5,633
Other real estate acquired through foreclosures	14,642		11,249		9,251		1,056		174
Total non-performing and restructured loans and other real estate	$67,474		$61,433		$68,013		$9,827		$5,807

Non-performing and restructured loans as a % of total loans	7.65%		6.91%		8.40%		1.88%		1.63%
Non-performing and restructured loans and other real estate as a % of total assets	6.00%		5.19%		6.17%		1.36%		1.06%

Allocation of Allowance for Loan Losses
Commercial, other	$2,669	12.5%	$2,650	12.8%	$1,129	11.7%	$1,600	14.9%	$1,047	13.5%
Real estate, construction	1,111	5.0	1,142	6.6	364	7.4	378	5.6	360	6.9
Real estate, other	5,717	78.1	5,703	76.1	5,571	76.1	6,104	71.5	4,697	71.0
Consumer installment	298	4.4	370	4.5	505	4.8	462	8.0	393	8.6
Total	$9,795	100.0%	$9,865	100.0%	$7,569	100.0%	$8,544	100.0%	$6,497	100.0%

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2011

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

Total non-performing assets, which consist of past-due loans on which interest is not being accrued ("non-accrual loans"), foreclosed properties in the process of liquidation ("OREO"), loans with restructured terms offering a concession to enable a delinquent borrower to repay (‘troubled debt restructurings”) and accruing loans past due 90 days or more, were $67.5 million, or 6.00%, of total assets at year-end 2011.  These amounts compare to $61.4 million of total non-performing assets, or 5.19% of total assets at year-end 2010 and $68.0 million of total non-performing assets, or 6.17% of total assets at year-end 2009. The increase in 2011 from year-end 2010 was largely due to a $4.1 million increase in loans past due 90 days or more, a $3.4 million increase in OREO and a $3.3 million increase in restructured loans.  These increases more than offset the $4.8 million decrease in non-accrual loans.  The decrease in 2010 from year-end 2009 was largely due to a reduction in troubled debt restructuring as restructuring plans were successful in helping borrowers get back on schedule with their loan payments.  Otherwise, non-accrual loans increased by $0.8 million and OREO increased by $2.0 million in 2010.

The significant increase in non-performing assets came in 2009 with the acquisition of Abigail Adams and its two subsidiary banks.  At December 31, 2009, these two banks accounted for $48.0 million, or 70.5% of Premier’s non-performing assets.  At December 31, 2010, the same two banks from Abigail Adams accounted for $48.7 million, or 79.3% of Premier’s non-performing assets, as an increase in non-accrual loans at the two banks was substantially offset by a decrease in OREO.  At December 31, 2011, the operations covered by the markets of the acquired Abigail Adams’ banks accounted for $47.6 million, or 70.5% of Premier’s non-performing assets.  However, since these assets were recorded at an estimated fair value on the date of acquisition, the amount of credit risk assumed by Premier is not nearly as great as the volume of non-performing assets suggests taken at face value.  The estimate of fair value on all loans, but particularly on non-performing assets, included factors for the measurement of credit risk, interest rate risk and re-salability in the most advantageous market for the loans in an orderly transaction between market participants.  These estimates included significant discounts on the non-accrual loans.  Since the estimated fair value of these loans were believed to have accounted for the reasonably estimable credit risk in the loans, consistent with new accounting guidance for acquisitions after 2008, no allowance for loan losses for these loans was recorded at the date of acquisition.  Under previous accounting standards, the loan loss allowance of acquired banks would have carried over to Premier’s books and records, as was the case for the 2008 acquisitions of Traders Bankshares and Citizens First Bank.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2011

The following table illustrates the 2011 and 2010 year-end face value and the discounted net carrying value of the non-performing located in the two markets (Washington, DC and Richmond, Virginia) added to Premier’s operations from the acquisition of Abigail Adams.  These markets were the operational territories of the former Adams National Bank in Washington, DC and the former Consolidated Bank and Trust in Richmond, Virginia, both of which were merged into Premier’s wholly owned subsidiary, Boone County Bank, to form Premier Bank on April 9, 2011.

NON-PERFORMING ASSETS AT ACQUIRED SUBSIDIARY BANKS
(Dollars in thousands)
	December 31, 2011		December 31, 2010
	Face Value	Discounted Net Carrying Value	Face Value	Discounted Net Carrying Value
Non-performing Assets
Non-accrual loans	$37,201	$29,824	$52,337	$41,480
Loans 90+ days past due	4,087	3,997	335	319
Other real estate owned	10,978	10,622	8,198	6,903
Total non-performing assets	$52,266	$44,443	$60,870	$48,702

(1) Face value includes reductions for interest payments received on loans while on non-accrual status in accordance with the cost recovery method of accounting for non-accrual loans.

Excluding the non-performing assets from the Abigail Adams acquisition, the remaining $10.2 million increase in non-performing assets in 2009 is largely due to a $10.8 million increase in restructured loans.  These loans were performing in accordance with their modified terms at December 31, 2009, but because the loan terms were modified to assist the borrower to repay the loan, the loans are included with total non-performing assets.  Most of Premier’s restructured loans are loans that have been modified to allow the borrower to pay interest only for a limited amount of time.  Also included in the remaining $10.2 million increase in non-performing assets in 2009 is a $50,000 increase in non-accrual loans offset by a $251,000 decrease in loans 90+ days past due and a $340,000 decrease in other real estate owned (OREO).

Management believes the estimated potential losses related to delinquent loans to be adequately provided for in the allowance for loan losses.  These non-performing assets were included in the analyses that supported the recording of provisions for loan loss during 2011 and 2010.  As management's efforts to collect on all of the Company’s non-performing assets continue, matured loans are only renewed using Premier's strengthened credit policies. Otherwise, loans may be placed on non-accrual status and foreclosure proceedings begun to obtain and liquidate any collateral securing the past due or matured loans. As previously demonstrated by Premier’s history, management is committed to continuing to reduce its level of non-performing assets and maintaining strong underwriting standards to help maintain a lower level of non-performing assets in the future. This effort is revealed in the decline in non-performing assets from the end of 2005 to the end of 2007, primarily related to the sale of OREO properties and the decline in non-accrual loans and loans 90+ days past due. Premier's efforts at

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2011

its other affiliate banks in 2003 and 2004 were masked by the high level of non-performing assets at Farmers Deposit Bank, which alone totaled $12.5 million at December 31, 2003. At December 31, 2004, the non-performing assets at Farmers Deposit Bank had declined to $6.8 million, leaving $3.3 million of total non-performing assets at the other Affiliate Banks combined.  By December 31, 2008, total non-performing assets at Farmers Deposit Bank had declined to $1.1 million.  This experience and performance in pursuing the collection of non-performing assets was a factor in management’s decision to pursue the acquisition of Abigail Adams and its high level of non-performing assets.  While the circumstances related to the collection of every non-performing loan is different, with the benefit of the additional capital provided by Premier’s participation in the TARP Capital Purchase Program and the requirement to record the non-performing assets at their estimated fair value at acquisition date, management believes it will be successful in resolving a majority of the non-performing assets acquired from Abigail Adams.

The Loan Summary table presents five years of comparative non-performing asset information. Other than these loans and the impaired loans discussed in Note 5 to the consolidated financial statements, Premier does not have a significant volume of loans where management has serious doubts about the borrowers’ ability to comply with the present repayment terms of the loan.

It is Premier's policy to place loans that are past due over 90 days on non-accrual status, unless the loans are adequately secured and in the process of collection. Primarily through its acquisition of Abigail Adams, Premier now has $5.5 million of construction loans on non-accrual status at December 31, 2011 whereby additional funds may be needed by the borrower to complete the project.  For real estate loans, upon repossession, the balance of the loan is transferred to "Other Real Estate Owned" (OREO) and carried at the lower of the outstanding loan balance or the fair value of the property based on current appraisals and other current market trends, less estimated disposal costs. If a writedown of the OREO property is necessary at the time of foreclosure, the amount is charged against the allowance for loan losses. A periodic review of the recorded property value is performed in conjunction with normal loan reviews, and if market conditions indicate that the recorded value exceeds the fair market value less estimated disposal costs, additional writedowns of the property value are charged directly to operations.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2011

During 2011, Premier recorded $394,000 of gains on the disposition of OREO properties, net of writedowns, compared to $516,000 of gains on the disposition of OREO properties, net of writedowns, in 2010.  The net gains realized in 2011 are largely due to sales of OREO properties acquired via the Abigail Adams acquisition.  Real estate values in and around Washington, DC improved in 2010 and 2011 compared to 2009.  Furthermore, Premier spent funds on repairing or completing certain OREO properties prior to their sale, improving the properties’ salability and market value.  In 2010, Premier recorded $516,000 of gains on the disposition of OREO properties, net of writedowns, compared to $561,000 of writedowns and losses on the disposition of OREO properties, net of gains in 2009.  Similar to 2011, the net gains realized in 2010 are largely due to sales of OREO properties acquired via the Abigail Adams acquisition which had improved values at the time of sale, or were properties where Premier spent funds on repairing or completing certain properties prior to their sale.  The OREO writedowns and losses in 2009 primarily relate to properties held at the newly acquired Traders Bank.  Carrying values of OREO properties were compared to updated appraisals and additional writedowns of the property value were charged directly to operations based upon the updated net realizable value.  The properties were primarily undeveloped vacant land.  Although loans may be classified as non-performing, some continue to pay interest irregularly or at less than originally contracted terms. During 2011, approximately $1.2 million of interest income was recognized on non-accrual and restructured loans, including approximately $0.6 million from the recognition of purchase discounts upon loan payoff, while approximately $3.1 million would have been recognized in accordance with their original terms.

The allowance for loan losses is maintained to absorb probable incurred losses associated with lending activities. Actual losses are charged against the allowance ("charge-offs") while collections on loans previously charged off ("recoveries") are added back to the allowance. Since actual losses within a given loan portfolio are difficult to predict, management uses a significant amount of estimation and judgment to determine the adequacy of the allowance for loan losses. Factors considered in determining the adequacy of the allowance include an individual assessment of risk on certain loans and total creditor relationships, historical charge-off experience, the type of loan, levels of non-performing and past due loans, and an evaluation of current economic conditions. Loans are evaluated for credit risk and assigned a risk grade. Premier's risk grading criteria are based upon Federal Reserve guidelines and definitions. In evaluating the adequacy of the allowance for loan losses, loans that are assigned passing grades are grouped together and multiplied by historical charge-off percentages to determine an estimated amount of potential losses and a corresponding amount of allowance. Loans that are assigned marginally passing grades are grouped together and allocated slightly higher percentages to determine the estimated amount of potential losses due to the identification of increased risk(s). Loans that are assigned a grade of "substandard" or "doubtful" are more likely to be classified as impaired.  The resulting estimate of losses for groups of loans is adjusted for relevant environmental factors and other conditions of the portfolio of loans, including: borrower and industry concentrations; levels and trends in delinquencies, charge-offs and recoveries; changes in underwriting standards and risk selection; level of experience, ability and depth of lending management; and national and local economic conditions.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2011

A loan is categorized and reported as impaired when it is probable that the borrower will be unable to pay all of the principal and interest amounts according to the contractual terms of the loan agreement. In determining whether a loan is impaired, management considers such factors as past payment history, recent economic events, current and projected financial conditions and other relevant information that is available at the time. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage, consumer, and credit card loans, and on an individual basis for other loans. If a loan is deemed to be impaired, an evaluation of the amount of estimated loss is performed, assessing the present value of estimated future cash flows using the loan's existing rate or assessing the fair and realizable value of the loan collateral if repayment is expected solely from the collateral. The estimation of loss is assigned to the impaired loan and is used in determining the adequacy of the allowance for loan losses. For impaired loans, this estimation of loss is reevaluated quarterly and, if necessary, adjusted based upon the current known facts and circumstances related to the loan and the borrower. Additional information on Premier's impaired loans is contained in Note 5 to the consolidated financial statements.

The sum of the calculations and estimations of the risk of loss in the loan portfolio is compared to the recorded balance of the allowance for loan losses. If the total allowance is deemed to be inadequate, a charge to earnings is recorded to increase the allowance.  In 2011, Premier recorded $3,630,000 of additional provisions for loan losses compared to $3,297,000 of additional provisions for loan losses in 2010 and $1,052,000 of additional provisions for loan losses in 2009.  Conversely, should an evaluation of the allowance result in a lower estimate of the risk of loss in the loan portfolio and the allowance is deemed to be more than adequate, a reversal of previous charges to earnings ("a negative provision") may be warranted in the current period. Events that may lead to negative provisions include greater than anticipated recoveries, a reduction in the historical loss ratios, securing more collateral on an impaired loan during the collection process, or receiving payment in full on an impaired loan.

At December 31, 2011, the allowance for loan losses was $9.8 million, or 1.42% of total year-end loans, compared to an allowance for loan losses of $9.9 million, or 1.36% of total loans at December 31, 2010.  The increase in the ratio of the allowance to total loans in 2011 was largely the result of a $35.0 million decrease in total loans at December 31, 2011.  The $3.6 million of additional provisions for loan losses in 2011 was slightly offset by $3.7 million of net charge-offs recorded in 2011, reducing the allowance by approximately $70,000.  The increase in the level of provision expense during 2011 was largely to provide for a calculated increase in exposure to credit risk related to one borrowing relationship in Premier’s Kentucky market identified during the second quarter.  The loan was eventually charged-off in the fourth quarter of 2011.  While Premier is continuing to pursue available collection remedies, management determined that the borrowing relationship should be charged-off in accordance with the Company’s loan policies and procedures.

At December 31, 2010, the allowance for loan losses was $9.9 million, or 1.36% of total year-end loans, compared to an allowance for loan losses of $7.6 million, or 1.08% of total loans at December 31, 2009.  The increase in the ratio of the allowance to total loans in 2010 was the

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2011

result of $3.3 million of additional provisions for loan losses exceeding the $1.0 million of net charge-offs.  The additional provisions for loan losses recorded in 2010 were largely due to $2.2 million of provisions recorded for loans acquired from Abigail Adams as loans were reanalyzed for impairment through-out the year.  The remaining banks recorded a collective provision for loan losses of $1.1 million in 2010, which is similar to the provision recorded by these banks in 2009.

At December 31, 2009, the allowance for loan losses was $7.6 million, or 1.08% of total year-end loans, compared to an allowance for loan losses of $8.5 million, or 1.83% of total loans at December 31, 2008.  The significant decrease in the ratio of allowance to total loans was directly the result of adding the $235.6 million of loans from the acquisition of Abigail Adams without adding any allowance for loan losses.  New accounting guidance adopted by Premier at the beginning of 2009 does not permit an acquirer to carry over the purchased entity’s allowance for loan losses.  Instead, under the new accounting guidance, all acquired loans are to be recorded at their net estimated fair value.  The estimate of fair value included factors for the measurement of credit risk, interest rate risk and re-salability in the most advantageous market for the loans in an orderly transaction between market participants.  These estimates required management's most difficult, subjective and complex judgments and are inherently uncertain.  However, since the estimated fair value of these loans were believed to have accounted for the reasonably estimable credit risk in the loans, no allowance for loan losses for these loans was recorded at the date of acquisition.  At September 30, 2009, just prior to Premier’s acquisition, Abigail Adams reported a collective allowance for loan losses of approximately $12.8 million.  In contrast, Premier recorded the estimated fair value of the combined loan portfolios at an estimated $25.5 million discount to the contractual amounts receivable on the loans at acquisition.  These discounts, allocated per loan, will be used to offset any charge-offs of the uncollectible portion of the contractual amount due on non-performing assets, or accreted into interest income using a level yield method on performing loans.  Should Premier collect the full contractual amount due, any fair value discount would be recognized as interest income.  Excluding the loans acquired from Abigail Adams, the remaining allowance for loan losses was 1.60% of total year-end loans.  The 2009 decrease in the ratio is largely due to the charge-off of loans to one borrower that had been identified and carried as an impaired loan for more than three years.  Premier finally received permission from the bankruptcy court to foreclose upon and liquidate the collateral.  The actual charge-off was approximately the amount of allowance allocated to the loan during its classification as an impaired loan.  The allowance for loan losses was also reduced by the $2.0 million of net charge-offs in 2009 which was only partially offset by the $1.1 million of additional provisions for loan losses during the year.  A summary of the allowance for loan losses allocated by loan type is presented in the Loan Summary Table above.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2011

The following table provides a more detailed history of the allowance for loan losses, illustrating charge-offs and recoveries by loan type, and the annual provision for loan losses over the past five years.  Since 2008, the deterioration in the national economy and its impact on the local economy in its markets has resulted in increases in past due loans and non-performing assets for Premier.  As such, management’s estimate of the current estimated risk of loss in the existing loan portfolio began to increase in 2008.  As the deterioration in the national economy and its impact on Premier’s local economies continued in 2009, 2010 and 2011, some of the increases in past due loans and non-performing assets in prior years became charged-off loans in 2009, 2010 and 2011.  Additional provisions for loan losses were recorded in 2009 as the estimated credit risk in the remaining loan portfolio was evaluated.  The level of additional provisions increased in 2010 to provide for estimated loan impairment, primarily as additional loans from the acquisition of Abigail Adams were downgraded and analyzed for impairment.  The increase in the level of provision expense during 2011 was largely to provide for a calculated increase in exposure to credit risk related to one borrowing relationship in Premier’s Kentucky market identified during the second quarter.

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

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2011

SUMMARY OF LOAN LOSS EXPERIENCE
(Dollars in thousands)
	For the Year Ended December 31
	2011		2010		2009		2008		2007
Allowance for loan losses, beginning of period	$9,865		$7,569		$8,544		$6,497		$6,661
Amounts charged off:
Commercial, financial and agricultural loans	227		466		777		547		83
Real estate construction loans	2,747		59		37		0		0
Real estate loans – other	900		635		1,171		369		239
Consumer installment loans	152		313		452		316		436
Total charge-offs	4,026		1,473		2,437		1,232		758

Recoveries on amounts previously charged-off:
Commercial, financial and agricultural loans	121		131		82		113		66
Real estate construction loans	1		40		-		33		14
Real estate loans – other	116		131		208		459		302
Consumer installment loans	88		170		120		227		290
Total recoveries	326		472		410		832		672

Net charge-offs	3,700		1,001		2,027		400		86
Balance of acquired subsidiaries	-		-		-		2,300		-
Provision for loan losses	3,630		3,297		1,052		147		(78)

Allowance for loan losses, end of period	$9,795		$9,865		$7,569		$8,544		$6,497

Average total loans	$704,566		$702,194		$526,473		$417,065		$344,688
Total loans at year-end	690,923		725,964		699,133		467,111		346,570

As a percent of average loans
Net charge-offs	0.53%		0.14%		0.39%		0.10%		0.02%
Provision for loan losses	0.52%		0.47%		0.20%		0.04%		(0.02)%
Allowance for loan losses	1.39%		1.40%		1.44%		2.05%		1.88%

As a percent of total loans at year-end
Allowance for loan losses	1.42%		1.36%		1.08%		1.83%		1.87%

As a multiple of net charge-offs
Allowance for loan losses	2.65	X	9.86	X	3.73	X	21.36	X	75.55	X
Income before tax and provision for loan losses	3.95	X	16.27	X	6.46	X	28.66	X	122.22	X

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2011

Net charge-offs in 2011 totaled $3.7 million, as $4.0 million of loans charged-off were partially offset by $0.3 million of recoveries of loans previously charged-off.  Net charge-offs in 2010 totaled $1.0 million, as $1.5 million of loans charged-off were partially offset by $0.5 million of recoveries of loans previously charged-off.  Net charge-offs in 2009 totaled $2.0 million, as $2.4 million of loans charged-off were partially offset by $0.4 million of recoveries of loans previously charged-off.

In 2011, total charge-offs increased by $2.5 million to $4.0 million, or 0.57% of average total loans, largely due to the charge-off a real estate construction and land development loan related to one borrowing relationship in Premier’s Kentucky market.  Otherwise, Premier realized reduced levels of charge-offs in commercial and consumer loans in 2011.  These decreases were partially offset by an increase in the level of charge-off of loans secured by real estate.  In 2011, total charge-offs on the loans acquired from Abigail Adams amounted to $444,000 in 2011 compared to $196,000 in 2010.  The charge-offs in 2010 were substantially offset by $117,000 of recoveries on loans during the year, while $119,000 of recoveries were recorded on the Abigail Adams portfolio in 2011.  In 2010, total charge-offs decreased by $1.0 million to $1.5 million, or 0.21% of average total loans, as Premier realized reduced levels of charge-offs in commercial, consumer and real-estate secured loans.  In 2009, total charge-offs increased to $2.4 million as the national economic downturn negatively affected some commercial borrowers’ ability to service their loans from Premier.  Charge-offs of commercial loans and loans secured by commercial real estate totaled $1.3 million or approximately 53% of the total charge-offs recorded in 2009, the highest level recorded over the past five years.  Consumer charge-offs increased by $136,000. Even with the increases, 2009 net charge-offs were still only 0.39% of average outstanding loans in 2009.

    Although management believes it has identified the significant remaining credit risk in the loan portfolio, additional charge-offs may be recorded in the coming months due to the level of non-performing loans and the resolution of collection efforts on those loans. Premier continues to make a significant effort to reduce its past due and non-performing loans by reviewing loan files, using the courts to bring borrowers current with the terms of their loan agreements and/or the foreclosure and sale of OREO properties.  As in the past, when these plans are executed, Premier may experience increases in non-performing loans and non-performing assets. Furthermore, any resulting increases in loans placed on non-accrual status will have a negative impact on future loan interest income.  Also, as these plans are executed, other loans may be identified that would necessitate additional charge-offs and potentially additional provisions for loan losses.  Premier continues to monitor and evaluate the impact that national housing market price declines may have on its local markets and collateral valuations as management evaluates the adequacy of the allowance for loan losses.  While some price deterioration is expected, it is not currently anticipated that Premier’s markets will be impacted as severely as other areas of the country due to the historically modest increases in real estate values in the Company’s markets in West Virginia, Ohio and Kentucky. With the concentrations of commercial real estate loans acquired in the Washington, DC and Richmond, Virginia markets, fluctuations in commercial real estate value will also be monitored.  In 2010 and again in 2011, Premier sold some OREO properties at a gain, which

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2011

may indicate stabilization in commercial real estate values.  These factors are considered in determining the adequacy of the allowance for loan losses.

The following table presents the maturity distribution and interest sensitivity of selected loan categories at December 31, 2011.  Maturities are based upon contractual terms.

LOAN MATURITIES and INTEREST SENSITIVITY
December 31, 2011
(Dollars in thousands)

	Projected Maturities*
	One Year or Less	One Through Five Years	Over Five Years	Total
Commercial, secured by real estate	$153,342	$157,360	$6,857	$317,559
Commercial, other	50,072	22,746	952	73,760
Real estate construction	21,513	12,659	558	34,730
Agricultural	1,249	1,397	83	2,729
Total	$226,176	$194,162	$8,440	$428,778

Fixed rate loans	$76,427	$105,362	$7,041	$188,830
Floating rate loans	149,749	88,800	1,399	239,948
Total	$226,176	$194,162	$8,440	$428,778

Fixed rate loans projected to mature after one year				$112,403
Floating rate loans projected to mature after one year				90,199
Total				$202,602

(*) Based on scheduled or approximate repayments

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2011

Investment Portfolio and
Other Earning Assets

Investment securities averaged $288.6 million in 2011, up $38.6 million, or 15.4%, from the $250.0 million averaged in 2010.  This increase follows a $60.8 million or 32.1% increase in 2010 from the $189.3 million averaged in 2009.  The increase during 2011 is largely attributable to the growth in funding from non-interest bearing deposits coupled with weak loan demand.  During 2011, as loan payments and payoffs exceeded the demand for new loans, some of the proceeds from the loan payments were invested in investment securities.  Likewise, as surplus funds increased as a result of growth in non-interest bearing deposits, these funds were also invested in investment securities.  Investment securities are highly liquid and generally have a greater yield than interest bearing bank balances or federal funds sold.  However their longer investment term generally results in greater interest rate risk over other short-term investments.

This was believed to be especially true in 2011 and 2010, as management continued to invest based on a belief that market interest rates were at their lowest level and that buying longer-term investments would have the effect of locking-in these lowest interest rates over the life of the investments.  Due to the low interest rate environment during 2010 and continuing throughout 2011, issuers of investment securities were routinely invoking call features within their securities and reissuing new bonds at lower coupon rates.  During 2010, $276.7 million of Premier’s investment securities were either called or matured, compared to $149.2 million during 2009.  To offset some of the effects of interest rate risk in the investment portfolio, Premier began purchased collateralized mortgage obligations (“CMO’s”) issued by the Government National Mortgage Association (“GNMA”), also known as “Ginnie Mae”.  These CMO’s are similar to U.S. Treasury bonds in that they are backed by the full faith and credit of the United States Government, but unlike U.S. Treasury bonds, return a portion of the principal each month coinciding with the monthly principal payments made by mortgage borrowers collateralizing the securities.  It is the monthly return of principal that will allow Premier to take advantage of any rise in market interest rates by investing the principal payments in the future, higher-yielding securities long before the final maturity date of the CMO.  An added feature of these GNMA CMO’s is that the securities are not subject to early call provisions.  Only the mortgagees’ prepayment of their underlying mortgages can accelerate the principal reduction on the investment security.  Thus, the purchase yield is not as susceptible to downward interest rate risks as investment securities with call features. This benefit is illustrated by the lower amount of Premier’s securities that were either called or matured in 2011.  During 2011, $107.1 million of investments were called or matured (including principal payments on CMO’s and mortgage backed securities) compared to $276.7 million during 2010 and $149.2 million during 2009.

The increase in average investment securities in 2010 is largely attributable to the full year impact of the acquisition of Abigail Adams in 2009, which increased average investment securities by $50.7 million in 2010.  Excluding the increase attributed to the Abigail Adams acquisition, average investment securities increased by $10.1 million or 5.3%.  During 2010, as loan payments and payoffs exceeded the demand for new loans, some of the proceeds from the loan payments were invested in investment securities.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2011

At December 31, 2011 the amount of investments totaled $278.5 million, up $22.0 million or 8.6% from the $256.5 million of investments at December 31, 2010.  The increase in investments is largely due to additional funds from loan payments and payoffs exceeding the demand for new loans.  Much of these funds were reinvested in investment securities rather than held in interest-bearing bank balances.  The increase in 2011 follows a $15.5 million, or 6.5% increase in 2010 from the balance of investments at December 31, 2009.  The increase in investments in 2010, again, is largely due to additional funds from loan payments and payoffs exceeding the demand for new loans, plus $8.9 million of cash and due from banks obtained from the Branch Purchase in September 2010.

The following table presents the carrying values of investment securities.

FAIR VALUE OF SECURITIES AVAILABLE FOR SALE
(Dollars in thousands)
	As of December 31
	2011	2010	2009

U.S. government sponsored entity securities	$18,141	$52,427	$150,067
U.S. Treasury securities	-	-	1,005
States and political subdivisions	9,650	10,306	10,247
Mortgage-backed securities issued by government sponsored entities	245,993	187,504	74,042
Corporate securities	4,695	6,283	5,609
Total securities	$278,479	$256,520	$240,970

As sources of funds (deposits, federal funds purchased, and repurchase agreements with corporate customers) fluctuate, excess funds are initially invested in federal funds sold and other short-term investments. Based upon analyses of asset/liability repricing, interest rate forecasts, and liquidity requirements, funds are periodically reinvested in high-quality debt securities, which typically mature over a longer period of time. At the time of purchase, management determines whether the securities will be classified as trading, available-for-sale, or held-to-maturity. At December 31, 2011 all of Premier's investments were classified as available-for-sale and carried at fair value.

As shown in the following Securities Maturity and Yield Analysis table, the average maturity period of the securities available-for-sale at December 31, 2011 was 3 years 9 months. The table uses a weighted estimated average life method to report the average maturity of mortgage-backed securities, which includes the estimated effect of monthly payments and prepayments. The average maturity of the investment portfolio is managed at a level to maintain a proper matching with interest rate risk guidelines. Premier does not have any securities classified as trading or held-to-maturity and it has no plans to establish such classifications at the present time. Other information regarding investment securities may be found in the following table and in Note 4 to the consolidated financial statements.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2011

SECURITIES MATURITY AND YIELD ANALYSIS
December 31, 2011
(Dollars in thousands)
	Market Value	Average Maturity (yrs/mos)	Taxable Equivalent Yield*
U.S. government sponsored entity securities
After one but within five years	$16,149		1.65%
After five but within ten years	1,992		2.00
Total U.S. government sponsored entity securities	$18,141	4/6	1.69

States and political subdivisions
Within one year	1,068		4.19
After one but within five years	3,695		4.35
After five but within ten years	4,887		4.69
Total states and political subdivisions securities	$9,650	4/6	4.49

Mortgage-backed securities**
Within one year	1,400		5.00
After one but within five years	244,551		2.84
After five but within ten years	42		2.19
Total mortgage-backed securities	$245,993	3/3	2.85

Other securities
After one but within five years	532		4.47
Over ten years	2,902		8.64
Total other securities	$3,434	36/1	8.00

Corporate preferred securities	1,261	n/a	9.97

Total securities available-for-sale	$278,479	3/9	2.92

(*) Fully tax-equivalent using the rate of 34%
(**) Maturities for mortgage-backed securities are based on expected average life

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2011

Premier’s average investment in federal funds sold and interest-bearing bank balances decreased 13.2% in 2011 compared to 2010.  This decrease follows a 90.3% increase in 2010.  Averaging $72.2 million in 2011, federal funds sold and interest-bearing bank balances decreased $11.0 million from the $83.2 million in 2010.  The decrease in 2011 reflects the migration of some of Premier’s most highly liquid yet lowest yielding assets into higher yielding investment securities.  The substantial increase in 2010 is largely attributable to the full year impact of the acquisition of Abigail Adams in 2009, which increased average federal funds sold and interest-bearing bank balances by $37.5 million in 2010.  Excluding the increase attributed to the Abigail Adams acquisition, average federal funds sold and interest-bearing bank balances increased by $2.0 million or 4.7% in 2010 from 2009.  As shown in the Consolidated Average Balance Sheets and Net Interest Income Analysis above, on average, the yield on federal funds sold dropped to 0.08% in 2009 and further dropped to 0.05% in 2010 and 2011 in accordance with the Federal Reserve’s Board of Governors’ policy to maintain the federal funds rate between 0.00% and 0.25%.  To obtain higher yields on its most highly liquid funds, in 2009 Premier began shifting some of its federal funds sold to certificates of deposits with other banks and other interest-bearing bank balances, primarily with the Federal Reserve Bank, which yielded, on average, 0.38% in 2009 and 0.26% in 2010.  This practice continued in 2011 as the yield on interest bearing bank balances averaged 0.28%, far exceeding the 0.05% yield on 2011 average federal funds sold.

The average balance of federal funds sold decreased by $8.1 million in 2011 to $15.2 million, while average interest bearing bank balances decreased by $2.9 million in 2011 to $57.0 million.  The majority of these interest bearing bank balances are held at Federal Reserve Banks.  Yields on federal funds sold rise and fall in direct correlation with interest rate changes made by the Federal Reserve Board in establishing national economic policy.  Investment security yields are based on a number of pricing factors, including but not limited to coupon rate, time to maturity and issuer credit quality.  Fluctuations in the amount of federal funds sold and other short-term investments reflect management's goal to maximize asset yields while maintaining proper asset/liability structure, as discussed in greater detail above and in other sections of this report.

Funding Sources

In response to the Federal Reserve policy to reduce market interest rates by lowering the target federal funds rate, in 2008 Premier began cutting its rates paid on its interest bearing deposits.  This change follows a three-year period during which Premier was raising the rates paid on its interest bearing deposits in response to the increase in market interest rates.  As a result, the average rate paid on interest-bearing liabilities decreased to 1.03% in 2011, down from the 1.21% paid in 2010, and the 1.70% paid in 2009.  The 18 basis point decrease in 2011 was primarily the result of a 36 basis point decrease in the average rate paid on certificates of deposit and other time deposits, which made up 50.7% of the total average interest bearing liabilities in 2011.  Other rate decreases on deposits in 2011 include a 2 basis point decrease on savings deposits while the rate on NOW and money market accounts remained unchanged in 2011 from 2010.  Likewise, in 2010, Premier decreased the rate paid on its short-term borrowings, primarily repurchase agreements with deposit customers, by 6 basis points.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2011

The 49 basis point decrease in the average rate paid on interest bearing liabilities in 2010 was primarily the result of a 74 basis point decrease in the average rate paid on certificates of deposit and other time deposits, which made up 50.7% of the total average interest bearing liabilities in 2010.  Other rate decreases on deposits in 2010 include a 10 basis point decrease on NOW and money market accounts and a 7 basis point decrease in savings deposits.  Likewise, in 2010, Premier decreased the rate paid on its short-term borrowings, primarily repurchase agreements with deposit customers, by 13 basis points.

The Company’s FHLB advances are fixed rate debt and thus yields decrease usually as a result of payments and maturities of higher rate advances.  In the first half of 2010, $4.0 million of Premier’s highest rate FHLB advances, averaging 6.45%, matured, lowering the average rate paid on its long-term FHLB advances.  Also lowering the average rate paid on FHLB advances in 2010 and 2011 was the fully year inclusion of $10.6 million of long-term FHLB advances Premier assumed as part of the Abigail Adams acquisition.  These advances were recorded with a market interest rate of 1.81%.  As a result, the average rate paid on FHLB advances decreased by 171 basis points in 2010 to 2.51% and decreased another 66 basis points in 2011 to 1.85%.

Countering the trend of lower rates paid on interest-bearing liabilities in 2011 was the average rate paid on other borrowings, which increased 33 basis points to 4.45% in 2011.  Increasing the overall rate paid on other borrowings was the $11.3 million borrowed from the Bankers’ Bank of Kentucky (“Bankers’ Bank”) on September 8, 2010.  The new borrowing has a minimum interest rate of 4.50%.  The proceeds were used to refinance $5.3 million of existing debt with the Bankers’ Bank and to inject $6.0 million of capital into Premier’s subsidiary bank, Citizens Deposit Bank, to facilitate the bank’s purchase of four branches from Integra Bank.  In 2010, the average rate paid on other borrowings increased 63 basis points to 4.12%.  At the end of 2009, Premier converted its largest dollar borrowing at the time, the $10.0 million owed to First Guaranty Bank, to a fixed rate of interest of 3.96% through its remaining maturity date on April 30, 2013.  The fixed rate was slightly higher than the variable rate paid on the borrowing, but as a fixed rate, the interest rate will not increase until maturity.  Also increasing the overall rate paid on other borrowings in 2010 was the $11.3 million borrowed from Bankers’ Bank on September 8, 2010 which has a minimum interest rate of 4.50%.

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

Premier’s deposits, on average, increased by $31.0 million or 3.3% in 2011 following a $254.5 million, or 37.5%, increase in 2010 from 2009 average deposits.  The increase in 2011 average deposits is primarily attributable to the full year impact of the $74.1 million of deposits assumed via the Branch Purchase in September 2010.  This increase in deposits more than offset the withdrawal of $37.6 million of funds by the District of Columbia government reported in the

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2011

second quarter of 2011.  Local government deposits are typically volatile deposits, as local governments routinely seek higher returns on their deposit accounts.  In 2011, average money market and other interest bearing transaction oriented deposits decreased by $14.8 million, or 6.1%, while average savings deposits increased by $14.1 million, or 14.0% and average non-interest bearing deposits increased by $30.7 million, or 17.2%.  In 2011, average certificates of deposit and other time deposits remained relatively unchanged, increasing by only 0.2% or $1.0 million, to $410.2 million.  The increase in 2010 average deposits is primarily attributable to the full year impact of the acquisition of Abigail Adams in 2009, which increased average deposits by $215.3 million in 2010.  Excluding the increase attributed to the Abigail Adams acquisition, average deposits increased by $39.2 million, or 5.8%, in 2010, largely due to a $5.5 million, or 1.7%, increase in average certificates of deposit and other time deposits, a $9.9 million, or 6.1%, increase in average money market and other interest bearing transaction oriented deposits, an $11.7 million, or 15.0%, increase in average savings deposits and a $12.0 million, or 9.9%, increase in average non-interest bearing deposits.  A portion of the growth in average deposits in 2010 was from the deposits assumed from the Branch Purchase in September 2010.

In 2011, average non-interest bearing deposits totaled $209.2 million, a $30.7 million or 17.2% increase from the average in 2010.  This increase follows a $57.4 million, or 47.5%, increase in average non-interest bearing deposits in 2010 when compared to 2009.  The increase in 2011 includes the benefit of the full year inclusion of the non-interest bearing deposits assumed from the Branch Purchase in September 2010 as well as increases recorded at each of the affiliate banks except Farmers Deposit Bank, which realized a 1.2% decrease.  The increase in 2010 includes an increase of $45.4 million of average non-interest bearing deposits from the full year impact of the acquisition of Abigail Adams. Excluding the increase attributed to the Abigail Adams acquisition, average non-interest bearing deposits increased by $12.0 million, or 9.9%, in 2010 as increases were recorded at each of the affiliate banks except Farmers Deposit Bank, which realized only a 0.3% decrease.  Since no interest is paid on these deposits, an increase in non-interest bearing deposits helps to increase Premier's net interest margin and its profitability. Non-interest bearing deposits are more susceptible to withdrawal and therefore may provide challenges to maintaining adequate liquidity. (See the additional discussion on liquidity below.)  However, Premier’s approach to community banking and friendly customer service has resulted in increases in average non-interest bearing deposits in each of the past nine years.

In 2011, average interest-bearing deposits increased by $0.3 million to $754.4 million, from $754.1 million in 2010, as a $14.8 million decrease in average money market and other interest bearing transaction oriented deposits was offset by a $14.1 million increase in average savings deposits and a $1.0 million increase in average certificates of deposit and other time deposits.  In 2010, average interest bearing deposits increased by $197.0 million, or 35.4%.  The increase in 2010 average interest bearing deposits is primarily due to an increase of $169.9 million in average interest bearing deposits from the full year impact of the acquisition of Abigail Adams. Excluding the increase attributed to the Abigail Adams acquisition, average non-interest bearing deposits increased in 2010 by $27.1 million, or 4.9%, as Premier experienced growth in all major types of interest bearing deposits.  A portion of the growth in

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2011

average interest-bearing deposits in 2010 was from the interest bearing deposits assumed from the Branch Purchase in September 2010.  During 2009 and continuing into 2010, customers seemed to resign themselves to the long-term nature of the low interest rate environment resulting from the Federal Reserve’s national monetary policy and moved funds temporarily held in transaction based deposit accounts back into certificates of deposit to gain some yield over other deposit products.  Most customers are still keeping their maturity choices short in order to take advantage of possible higher interest rates in the future.  While offering some “special” certificate of deposit rates in 2010 and 2011 to remain competitive, Premier continued to focus on building its base of customer relationships by offering more convenient electronic banking products to its non-interest bearing deposit customers.

In order to help maintain their liquidity and reduce their reliance on short-term borrowings, prior to their acquisition by Premier the two subsidiary banks of Abigail Adams participated in a network of approved banks that exchange customer certificates of deposit called the Certificate of Deposit Account Registry Service program, also known as CDARS.  This program allows local customers to open certificates of deposit in amounts greater than the standard FDIC insurance coverage limits at their local bank and still maintain FDIC insurance coverage on the deposits as the local bank enters the certificates of deposit into a national exchange network which provides FDIC insurance coverage by opening accounts in the customer’s name at other participating banks in the network in increments less than the standard FDIC coverage limits. Other network members do the same thing with their customers’ funds, and a sophisticated matching system enables network members to exchange funds with each other on a dollar-for-dollar basis.  To participate in the program, banks subject to a written agreement with their primary regulator, such as Adams National at that time, are required to get permission from the FDIC.  During 2009, even though Adams National was a participant in the network and currently had deposits from the CDARS network, the bank was denied permission by the FDIC to continue to open new or renew existing CDARS deposits while it was subject to its written agreement with the OCC, its primary regulator.  During 2010, as the CDARS deposits matured, Adams National was able to retain more than 50% of the maturing CDARS as certificates of deposit with Adams National and no longer part of the CDARS network.  Under long existing FDIC rules for banks owned by the same holding company (under “common control”), such as each of Premier’s Affiliate Banks, each bank under common control is obligated to guarantee the liquidity of deposit funds over and above the FDIC coverage limits at each of the other banks under the same common control.  In other words, each of Premier’s Affiliate Banks are obligated to provide liquidity for each of the other Premier Affiliate Banks to the extent it may be needed for deposit withdrawals.  Premier believes that knowledge of this guarantee resulted in holders of some of the maturing CDARS related deposits at Adams National to renew their certificates of deposit at Adams National outside of the CDARS program.  In 2011, the remaining $4.0 million of CDARS at Adams National matured.  None of the Affiliate Banks currently participate in generating new CDARS deposits.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2011

The following table provides information on the maturities of time deposits of $100,000 or more at December 31, 2011.

MATURITY OF TIME DEPOSITS $100,000 OR MORE
December 31, 2011
(Dollars in thousands)
Maturing 3 months or less	$19,392
Maturing over 3 months	33,467
Maturing over 6 months	42,444
Maturing over 12 months	59,905
Total	$155,208

Other funding sources for Premier include short and long-term borrowings. Premier's short-term borrowings primarily consist of securities sold under agreements to repurchase with commercial, public entity and tax exempt organization customers.  These are short-term non-FDIC insured deposit-like products that are secured by the pledging of investment securities in Premier’s investment portfolio or by purchasing insurance through the Federal Home Loan Bank (FHLB).  Also included in short-term borrowings are federal funds purchased from other banks and overnight borrowings from the FHLB or the Federal Reserve Bank (FRB) discount window. These short-term borrowings fluctuate depending on near term funding needs and as part of Premier's management of its asset/liability mix.  In 2011, average short-term borrowings increased by $0.7 million or 2.7% as increases in repurchase agreements in Premier’s Kentucky markets more than offset decreases in repurchase agreements in its DC Metro market.  In 2010, average short-term borrowings increased by $7.4 million or 44.2% largely due to the full year impact of including the short-term borrowings in the form of repurchase agreements from the acquisition of Abigail Adams.  Excluding the acquisition of Abigail Adams, average short-term borrowings decreased by $369,000 or 2.2% in 2010, as public entity customers withdrew a portion of their funds in repurchase agreements to spend them on designated public projects.

Long-term borrowings consist of FHLB borrowings by Premier’s Affiliate Banks and other borrowings by the parent holding company.  FHLB borrowings, on average, decreased by $1.9 million, or 15.5%, in 2011 largely the result of the full year impact of $4.0 million of FHLB borrowings that matured in May 2010 and were repaid out of excess liquid assets.  FHLB borrowings, on average, increased by $5.0 million or 69.5% in 2010 as the full year impact of the acquisition of Abigail Adams increased average FHLB advances by $7.8 million.  Excluding the increase attributed to the Abigail Adams acquisition, average FHLB borrowings decreased by $2.8 million because $4.0 million of FHLB borrowing matured in May 2010 and were repaid out of excess liquid assets.  Premier uses fixed rate FHLB advances from time-to-time to fund certain residential and commercial loans as well to maximize investment opportunities as part of its interest rate risk management.  At December 31, 2011, FHLB advances totaled $10.1 million which included a $10.0 million of long-term FHLB borrowing acquired from the purchase of Abigail Adams.  This borrowing matures in the first quarter of 2012.  The remaining FHLB advance consists of a $41,000 amortizing FHLB advance which matures in July 2012.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2011

In 2006, Premier refinanced the remaining $15.7 million of its 9.75% Junior Subordinated Deferrable Interest Debentures ("Subordinated Debentures") that were due in 2027. The refinancing was accomplished using two separate bank borrowings at the parent company and $2.2 million of cash held by the parent in its subsidiary banks.

On January 31, 2006, Premier borrowed $7.0 million from First Guaranty Bank in Hammond, Louisiana.  On April 30, 2008, Premier refinanced the remaining $2.6 million of this note and borrowed an additional $9.0 million which was used to fund the cash needed to purchase Traders Bankshares, Inc.  The $11.6 million note, dated April 30, 2008, bore interest floating daily at the “Wall Street Journal” prime rate (the “Index”) minus 1.00% and required 59 monthly principal payments of $50,000 and one final payment of $8.6 million due at maturity on April 30, 2013.  If the Index fell between 5.00% and 6.00%, the interest on the note was 5.00%.  If the Index fell below 5.00%, then the interest on the note would float with the Index.  On December 31, 2009, Premier converted the borrowing to a fixed rate of interest of 3.96% per annum through its remaining maturity date on April 30, 2013.  The note is secured by a pledge of 25% of Premier’s interest in Premier Bank (a wholly owned subsidiary) under Commercial Pledge Agreement modified on May 3, 2011.

On November 10, 2006, Premier borrowed $6.5 million from The Bankers’ Bank of Kentucky, Inc. of Frankfort, Kentucky (“Bankers’ Bank”) under a term note bearing interest floating daily at the JP Morgan Chase Co. prime rate minus 1.00% and requiring 83 monthly principal and interest payments of $100,000 and a final payment of any balance due at maturity on November 9, 2013.  On December 22, 2008, the Company executed and delivered to Bankers’ Bank a modification agreement whereby the interest rate would not fall below 3.00% or exceed 6.00% for the remaining term of the Note.  On October 30, 2009, Premier received $2.4 million from the Bankers’ Bank as a draw on the Company’s $4.3 million line of credit under a Promissory Note whereby Premier may request and receive monies from Bankers’ Bank from time to time.  The proceeds were used to refinance a portion of the long-term debt assumed from the Abigail Adams holding company.

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

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2011

In 2011 and 2010, Premier made all scheduled principal and interest payments on both notes as well as limited prepayments on the borrowing from First Guaranty Bank and the September 8, 2010 borrowing from Bankers’ Bank. For more information on other borrowings, see Note 11 to the consolidated financial statements.

On May 13, 2010, Premier entered into a six-year data processing agreement with Fidelity Information Systems (“FIS”).  The agreement covers Premier’s core data processing, item processing, internet banking services, network services, customer authentication services and electronic funds transfer services and began in November 2011 upon the expiration of Premier’s contracts with its previous providers.  Premier and FIS scheduled individual bank conversions beginning in May 2011 and continued throughout the third quarter of 2011.  Based upon the average billings for services rendered in December 2011 and January 2012, the estimated payments to FIS for these services under existing contracts will be approximately $2.0 million in 2012. Actual results may vary depending upon the number and type of accounts actually processed and future customer activity.

The Washington Division main office and branch locations of Premier Bank in and around the Washington DC metro area are all leased under various non-cancelable operating leases. These non-cancelable operating leases are subject to renewal options under various terms. Some leases provide for periodic rate adjustments based on cost-of-living index changes.  The leases have terms ranging from 2012 through 2016.  Future minimum payments under the operating leases are included in the table below.

PAYMENTS DUE ON CONTRACTUAL OBLIGATIONS
December 31, 2011
(Dollars in thousands)

	Total	Less than one year	1-3 years	3-5 years	More than five years

Federal Home Loan Bank advances	$10,083	$10,083	$0	$0	$0
Other borrowed funds	18,130	1,730	9,990	2,260	4,150
Operating lease obligations	1,973	1,219	564	188	2
Data and item processing contracts*	11,050	2,040	4,080	4,080	850
Total	$1,973	$15,072	$14,634	$6,528	$5,002

* Data and item processing contractual obligations are estimated using the average billing for December 2011 and January 2012.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2011

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

The earnings simulation model uses assumptions, maturity patterns, and reinvestment rates provided by Premier and forecasts the effect of instantaneous movements in interest rates from 100 (1.00%) and 400 (4.00%) basis points, but never below zero.  The most recent earnings simulation model projects that net interest income would increase by approximately 1.4% over the projected stable rate net interest income if interest rates rise by 100 basis points over the next year. Conversely, the simulation projects an approximate 0.2% decrease in net interest income if interest rates fall by 100 basis points over the next year. Within the same time frame, but assuming a 200 basis point movement in interest rates, the simulation projects that net interest income would increase by 3.5% over the projected stable rate net interest income in a rising rate scenario and would decrease by 2.4% in a falling rate scenario. Under both the 100 and 200 basis point simulations, the percentage changes in net interest income are within Premier's ALCO guidelines.

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

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2011

The following table presents summary information about the simulation model's interest rate risk measures and results.

	Year-end 2011	Year-end 2010	ALCO Guidelines
Projected 1-year net interest income
-100 bp change vs. base rate	-0.2%	-2.6%	5%
+100 bp change vs. base rate	1.4%	3.4%	5%
Projected 1-year net interest income
-200 bp change vs. base rate	-2.4%	-5.3%	10%
+200 bp change vs. base rate	3.5%	6.1%	10%

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

Premier generated $14.4 million of cash from operations in 2011, which compares to $14.6 million in 2010 and $5.1 million in 2009.  As illustrated in the Consolidated Statement of Cash Flows, the decrease in cash from operations generated in 2009 was primarily the result of non-cash generating income from the gain on the acquisition of subsidiary and changes in other assets and liabilities.  Total cash from operations along with proceeds from the sale and maturity of securities and the repayment of loans were used to purchase securities, satisfy deposit withdrawals, fund new loans and reduce outstanding debt during all three years.  In 2009, $28.2 million of additional cash was generated from investing activities, largely from the cash acquired via the acquisition of Abigail Adams, the net repayment of loans during the year, and the proceeds from the sale of Other Real Estate Owned (“OREO”).  In 2010, $20.0 million of additional cash was generated from investing activities, largely from the net repayment of loans during the year, proceeds from the sale of OREO and cash received via the Branch Purchase exceeding additional investments purchased.  In 2011, $18.4 million of additional cash was generated from investing activities, largely from the net repayment of loans during the year, proceeds from the sale of OREO and cash received from the redemption of FRB stock exceeding additional investments purchased.

In 2011, Premier used the $14.4 million of cash from operations, the $18.4 million of additional cash generated from investing activities and a portion of the cash and cash equivalents held at the end of 2010 to satisfy $59.8 million of deposit withdrawals, $6.4 million in decreases in repurchase agreements, pay $4.6 million in principal on FHLB and other borrowings and fund $1.4 million of preferred stock dividends.  In addition to the $14.6 million of cash from operations in 2010, Premier generated $3.0 million in additional cash from

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2011

financing activities, primarily from the $2.4 million borrowed from the FHLB on an overnight basis and an increase in customer repurchase agreements. Premier also borrowed $11.3 million in 2010.  Some of these funds were used to satisfy deposit withdrawals, pay dividends to shareholders and make principal payments on borrowings.  In addition to the $5.1 million of cash from operations in 2009, Premier generated $11.3 million in additional cash from financing activities, primarily due the net increase in deposits, the sale of Series A Preferred Stock to the U.S. Treasury under the TARP Capital Purchase Program and from additional borrowings.  Some of these funds were used to repay short- and long-term borrowings, pay dividends to shareholders, and satisfy withdrawals of repurchase agreements with customers.  Details on the sources and uses of cash can be found in the Consolidated Statements of Cash Flows in the consolidated financial statements.

At December 31, 2011, the parent company had $7.8 million in cash held with its subsidiary banks.  This balance, along with cash dividends expected to be received from its subsidiaries, is sufficient to cover the operating costs of the parent, service its existing debt and pay dividends to common and preferred shareholders.  During 2011, the parent company generated $5.1 million of cash from operations and received $0.4 million from the cash balances of subsidiaries merged into the parent during the year.  The proceeds were used to pay $2.0 million in principal payment on long-term borrowings, fund $1.4 million of dividends paid on the Series A Preferred Stock, and make additional fixed asset purchases, primarily in information technology equipment related to the conversion to FIS.  During 2010, the parent company generated $4.8 million of cash from operations and borrowed an additional $11.3 million.  The proceeds were used to pay off existing debt and make additional capital investments in Premier’s subsidiaries to strengthen the subsidiaries’ balance sheets and capital ratios.  Operating cash was also used to pay $2.9 million in dividends to shareholders.  During 2009, the parent company generated $5.5 million of cash from operations and borrowed an additional $2.4 million.  The parent company also generated $22.3 million by selling its Series A Preferred Stock to the U.S. Treasury under the TARP Capital Purchase Program.  The proceeds were used to make additional capital investments in Premier’s subsidiaries to strengthen the subsidiary’s balance sheet and capital ratios and/or reduce the subsidiary’s debt.  Operating cash was also used to pay $3.1 million in dividends to shareholders and to make $1.9 million in principal payments on its outstanding debt.  Additional information on parent company cash flows and financial statements is contained in Note 21 to the consolidated financial statements.

Capital Resources

Premier’s consolidated average equity-to-asset ratio increased to 11.98% during 2011, an increase from the 11.84% during 2010 but less than the 12.19% average equity-to-asset ratio in 2009.  The ratios for all three years are considered adequate for a company of Premier’s size.  The increase in 2011 was the result of a higher percentage increase in average equity, primarily from the generation of $6.0 million of retained net income, exceeding the percentage growth in average assets.  The decrease in 2010 was largely due to the full year impact of the average assets from the Abigail Adams acquisition in 2009 and the partial year increase in average assets from the branch acquisition.  The branch acquisition was a cash purchase which added no additional direct equity

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2011

to the company.  Equity was strengthened in 2010 by additional capital from the $6.3 million of retained net income generated during the year.  This increase in equity was partially offset by diminished equity resulting from a decrease in the market value of investments from a $2.1 million net unrealized gain at the end of 2009 to a $1.4 million net unrealized loss at the end of 2010.  In 2009, Premier’s average equity-to-asset ratio was enhanced by the additional equity added from the sale of Series A Preferred Stock to the U.S. Treasury under the TARP Capital Purchase Program.  Without this additional equity, Premier’s average equity-to-asset ratio would have still have been 11.52% in 2009, but would have fallen to 9.90% in 2010 due to the increase in average total assets from the acquisition of Abigail Adams.  In 2011, without the additional equity from Series A Preferred Stock, Premiers average equity-to-asset ratio would have been 10.10%.

The Federal Reserve's risk-based capital guidelines and leverage ratio measure the capital adequacy of banking institutions. The risk-based capital guidelines weight balance sheet assets and off-balance sheet commitments by prescribed factors relative to credit risk, thus eliminating disincentives for holding low risk assets and requiring more capital for holding higher risk assets.  At year-end 2011, Premier’s capital to risk adjusted asset ratio was 17.2%, compared to 15.3% at December 31, 2010 and 14.6% at December 31, 2009.  All three of these ratios are well above the minimum level of 8.0% prescribed for bank holding companies of Premier’s size.  The leverage ratio is a measure of total tangible equity to total tangible assets, net of any related deferred taxes as permitted.  Premier’s leverage ratio at December 31, 2011 was 10.0% compared to 8.5% at December 31, 2010 and 8.9% at December 31, 2009.  All three of these ratios are above the 4.0% to 5.0% ratios recommended by the Federal Reserve.  The increase in the 2011 leverage ratio was a combined result of a decrease in total assets, an increase in total stockholders’ equity and a decrease in the amounts of goodwill and other intangibles that are subtracted from stockholders’ equity by regulation.  Similarly, the increase in the capital to risk adjusted assets ratio in 2011 is the combined result of a decrease in risk adjusted assets along with the increase in total capital.  The decrease in the 2010 leverage ratio was largely the result of the additional tangible assets from the Branch Purchase combined with a reduction in tangible equity resulting from the goodwill and core deposit intangible recorded as part of the Branch Purchase.  The increase in the capital to risk adjusted assets ratio in 2010 is largely the result of a minimal increase in risk adjusted assets as Premier increased its holdings of less riskier liquid assets and kept more of those liquid assets in interest-bearing deposit accounts with the Federal Reserve which are given a zero percent risk factor.  Also minimizing the increase in risk adjusted assets in 2010 was the purchase of $133.8 million of additional zero percent risk factor investment securities such as GNMA backed CMO’s.  Premier's capital ratios are the direct result of management's desire to maintain a strong capital position.  This strong capital position tends to have a dampening effect on the key performance ratio Return on Average Equity (ROE) due to the higher level of capital maintained.  Additional information on Premier's capital ratios and the capital ratios of its banks may be found in Note 20 to the consolidated financial statements.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2011

Additional information on the capital position of Premier is included in the following table.

SELECTED CAPITAL INFORMATION
(Dollars in thousands)
	As of December 31
	2011	2010	Change

Stockholders’ Equity	$144,007	$131,397	$12,610
Disallowed amounts of goodwill and other intangibles	(29,427)	(34,060)	4,633
Unrealized (gain) loss on securities available for sale	(5,013)	1,435	(6,448)
Tier I capital	$109,567	$98,772	$10,795

Tier II capital adjustments
Allowable amount of the allowance for loan losses	8,580	8,795
Total capital	$118,147	$107,567

Total risk-weighted assets	$685,218	$702,502

Ratios
Tier I capital to risk-weighted assets	15.99%	14.06%
Total capital to risk-weighted assets	17.24%	15.31%
Leverage	10.01%	8.50%

The primary source of funds for dividends paid by Premier is the dividends received from its subsidiary banks. Banking regulations limit the amount of dividends that may be paid without prior approval of the regulatory agencies. Under these regulations, the amount of dividends that may be paid without prior approval in any calendar year is limited to the current year's net profits, as defined, combined with the retained net profits of the preceding two years, subject to regulatory capital requirements and additional restrictions more fully described in Note 20 to the consolidated financial statements.  During 2012, the Affiliate Banks could, without prior approval, declare and pay to Premier dividends of approximately $7.4 million plus any 2012 net profits retained through the date of declaration.

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

The July 29, 2010 written agreement between Consolidated Bank & Trust and the FRB also placed limits on Premier’s ability to pay dividends.  In addition to ensuring that CB&T complied with provisions of the July 29, 2010 written agreement, Premier is also specifically subject to a provision requiring prior written approval of the FRB and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System for declaring or paying any dividends, and a provision requiring prior written

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2011

approval of the FRB before incurring, increasing or guaranteeing any debt or purchasing or redeeming any shares of its stock.

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

On September 20, 2010, Premier submitted a request to the FRB for written approval from the FRB and the Director of the Division of Banking Supervision and Regulation of the Board of Governors to declare and pay its quarterly dividend obligation to the U.S. Treasury due on November 15, 2010.  On October 4, 2010, Premier received a notice in writing that the FRB and the Director of the Division of Banking Supervision and Regulation of the Board of Governors did not approve Premier’s request to pay the cash dividend on its Series A, Fixed Rate Cumulative Perpetual Preferred Stock as Premier had requested.  Subsequent to receipt of the notice from the FRB, Premier held telephone conversations with the FRB to appeal the Board of Governors’ decision.  On October 13, 2010, Premier received telephonic notice that its appeal had been denied.

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

The FRB and the Director of the Division of Banking Supervision and Regulation of the Board of Governors has approved each of Premier’s subsequent requests to pay the quarterly dividends on its Series A, Fixed Rate Cumulative Perpetual Preferred Stock.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2011

INCOME STATEMENT ANALYSIS
Net Interest Income

Net interest income, the amount by which interest generated from earning assets exceeds the expense associated with funding those assets, is Premier’s most significant component of earnings.  Net interest income on a fully tax-equivalent basis was $44.5 million in 2011, up 1.1% from the $44.0 million earned in 2010, which follows a 40.8% increase in 2010 from 2009.  When net interest income is presented on a fully tax-equivalent basis, interest income from tax-exempt earning assets is increased by the amount equivalent to the federal income taxes which would have been paid if this income were taxable at the statutory federal tax rate of 34% for companies of Premier's size.  The increase in net interest income in 2011 is largely the result of savings on interest paid on certificates of deposit exceeding a decrease in interest income on loans.

As shown in the Rate Volume Analysis table below, in 2011, increases in interest income from the increase in the volume of earning assets such as loans and investment securities was more than offset by decreases in interest income resulting from lower yields earned on those assets.  The net result was an $889,000 decrease in interest income on loans and a $80,000 decrease in interest income on investment securities.  Also, as shown in the table below, interest expense on deposits increased by only $9,000 as a result of changes in the volume in interest-bearing deposits, as the increase in interest expense from the increase in the average volume of certificates of deposit and savings deposits was substantially offset by the decrease in interest expense from the decrease in the average volume of NOW and money market deposit accounts.  However, due to lower rates paid on certificates of deposit in 2011, Premier saved $1.5 million of interest expense, more than offsetting the increase in interest expense due to the higher volume of average interest-bearing liabilities and the decrease in interest income from loans and investment securities described above.  Combined with the interest savings from lower rates on savings deposits, Premier reduced interest expense on deposit accounts by $1.5 million in 2011.  Premier also realized $12,000 of interest expense savings on its short-term borrowings, largely due to lower rates paid, and $116,000 of interest expense savings on its FHLB borrowings due to the maturities of its highest rate borrowings in 2010.  Partially offsetting these savings in 2011 was a $154,000 increase in interest expense paid on other borrowed funds at the parent company due to the increase in the volume of borrowed funds from the September 2010 borrowing from Bankers’ Bank and that borrowing’s overall higher interest cost.  The combined effect was to increase net interest income by $478,000 in 2011.

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

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2011

As shown in the Rate Volume Analysis table below, increases in the volume of earning assets such as loans, investments and interest bearing deposits with other banks primarily due to the acquisition of Abigail Adams increased Premier’s interest income by $13.6 million.  This increase was slightly offset by a $1.2 million decrease in interest income on those earning assets, largely due to the decline in yields earned on the loan portfolio and investment securities.  Also shown in the table below, interest expense on deposits increased by $2.4 million in 2010, due to a higher volume of certificates of deposit, as well as NOW and money market deposit accounts plus savings accounts.  This increase in the volume of interest bearing deposits is largely due to deposits from the acquisition of Abigail Adams.  Interest expense increased by another $222,000 in 2010 due to the slightly higher average volumes of short-term borrowings, other borrowings and FHLB borrowings.  The total $2.6 million of additional interest expense in 2010 from the increase in the volume of average interest bearing liabilities was more than offset by the $3.1 million decrease in interest expense due to decreases in the rates paid on deposits, short-term borrowings and FHLB borrowings.  Partially offsetting these savings in 2010, was a $106,000 increase in interest expense on other borrowings due to a higher average rate paid during the year.  The combined effect was to increase net interest income by $12.8 million for the year.

RATE VOLUME ANALYSIS OF CHANGES IN NET INTEREST INCOME
(Dollars in thousands on a tax equivalent basis)
	2011 vs 2010			2010 vs 2009
	Increase (decrease) due to change in			Increase (decrease) due to change in
	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest income*:
Loans	$153	$(1,042)	$(889)	$11,364	$(195)	$11,169
Investment securities	1,179	(1,259)	(80)	2,081	(943)	1,138
Federal funds sold	(4)	-	(4)	(4)	(9)	(13)
Deposits with banks	(8)	7	(1)	124	(23)	101
Total interest income	$1,320	$(2,294)	$(974)	$13,565	$(1,170)	$12,395

Interest expense:
Deposits
NOW and money market	$(43)	$(9)	$(52)	$264	$(192)	$72
Savings	34	(22)	12	63	(59)	4
Certificates of deposit	18	(1,456)	(1,438)	2,077	(2,669)	(592)
Short-term borrowings	4	(16)	(12)	54	(22)	32
Other borrowings	95	59	154	11	106	117
FHLB borrowings	(43)	(73)	(116)	157	(155)	2
Total interest expense	$65	$(1,517)	$(1,452)	$2,626	$(2,991)	$(365)
Net interest income*	$1,255	$(777)	$478	$10,939	$1,821	$12,760

(*) Fully taxable equivalent using the rate of 34% Note – Changes to rate/volume are allocated to both rate and volume on a proportional dollar basis

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2011

While net interest income dollars increased in 2011, Premier’s net interest margin decreased as the yield on earning assets decreased more than the decrease in rates paid on interest bearing liabilities.  In 2011, the yield on Premier’s loan portfolio decreased by 15 basis points to 6.32% and the yield earned on the investment portfolio decreased by 47 basis points to 2.83%.  The net result on all earning assets was to decrease the yield by 24 basis points to 4.96% in 2011, down from the 5.20% earned in 2010.  Similarly, in 2011 Premier decreased the average rate paid on its deposits by 20 basis points as market deposit rates continued to fall throughout the year.  The average rate paid on certificates of deposit decreased the most, at 36 basis points, while savings accounts decreased by just 2 basis points and the average rate on interest bearing transaction accounts remained unchanged.  Just as deposits rates fell during 2011, the rates Premier paid on its short-term and FHLB borrowings also fell.  Premier was able to lower the rates paid on its short-term borrowings, primarily customer based repurchase agreements, by 6 basis points to 0.64%.  The rate paid on FHLB borrowings at the banks decreased by 66 basis points due to the maturity of $4.0 million of FHLB borrowings with an average rate of 6.45% in May 2010.  Only the rate paid on other borrowings increased in 2011, up 33 basis points to 4.45%.  The increase is the direct result of the $11.3 million borrowed from the Bankers’ Bank on September 8, 2010.  The new borrowing has a minimum interest rate of 4.50%.  The proceeds were used to refinance $5.3 million of existing debt with the Bankers’ Bank that carried a lower rate and inject $6.0 million of capital into Premier’s subsidiary bank, Citizens Deposit Bank, to facilitate the bank’s purchase of four branches from Integra Bank.  The net result on all interest-bearing liabilities was to decrease the rate paid by 18 basis points to 1.03% in 2011, down from the 1.21% paid in 2010.  As a result, Premier’s net interest spread decreased by 6 basis points.  However, due to the larger volume of Premier’s interest earning assets when compared to its volume of interest bearing liabilities, the net interest margin decreased by 7 basis points to 4.18% in 2011, down from 4.25% in 2010 but still higher than the 4.12% earned in 2009.

While net interest income dollars increased in 2010, so did Premier’s net interest margin, as the decrease in rates paid on interest bearing liabilities exceeded the decrease in the yield on earning assets.  In 2010, the yield earned on Premier’s loan portfolio decreased by only 3 basis points to 6.47% while the yield earning on the investment portfolio decreased by 46 basis points to 3.30% and the yield earned on interest bearing deposits with other banks decreased by 12 basis points to 0.26%.  The net result on all earnings assets was to decrease the yield by 26 basis points to 5.20% in 2010, down from the 5.46% earned in 2009 and the 6.11% earned in 2008.  Similarly, in 2010 Premier decreased the average rate paid on its deposits by 50 basis points as market deposit rates continued to fall throughout the year.  The average rate paid on certificates of deposit decreased the most, at 74 basis points, while interest bearing transaction accounts decreased on average by 10 basis points and savings accounts decreased by 7 basis points.  Just as deposit rates fell during 2010, the rates Premier paid on its short-term borrowings also fell.  Premier was able to lower the rates paid on its short-term borrowings, primarily customer based repurchase agreements, by 13 basis points to 0.70%.  The average rate paid on Premier’s FHLB borrowings declined by 171 basis points to 2.51% due to the maturity of $4.0 million of Premier’s highest rate FHLB borrowings at an average rate of 6.45%, and the full year inclusion of $10.6 million of FHLB borrowings assumed from the Abigail Adams acquisition in 2009.  This

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2011

FHLB borrowing was recorded with a market interest rate of 1.81% upon assumption by Premier in 2009.  Countering the trend of lower rates paid on interest bearing liabilities in 2010 was the average rate paid on other borrowings, which increased 63 basis points to 4.12% in 2010.  At the end of 2009, Premier converted its largest dollar borrowing, the $10.0 million owed to First Guaranty Bank, to a fixed rate of interest of 3.96% through its remaining maturity date on April 30, 2013.  The fixed rate was slightly higher than the variable rate paid on the borrowing, but as a fixed rate, the interest rate will not increase until maturity.  Also increasing the overall rate paid on other borrowings was the $11.3 million borrowed from the Bankers’ Bank on September 8, 2010.  The new borrowing has a minimum interest rate of 4.50%.  The proceeds were used to refinance $5.3 million of existing debt with the Bankers’ Bank and inject $6.0 million of capital into Premier’s subsidiary bank, Citizens Deposit Bank, to facilitate the Branch Purchase.

The overall result of decreasing rates paid on deposits, short-term borrowings and FHLB borrowings net of increased rate on long-term borrowings was to decrease the overall cost of funds by 49 basis points to 1.21% in 2010, down from 1.70% in 2009.  As a result, Premier’s net interest spread increased by 23 basis points.  However, due to the larger volume of Premier’s interest earning assets when compared to its volume of interest bearing liabilities, the net interest margin increased by only 13 basis points to 4.25% in 2010, up from 4.12% in 2009.  Further discussion of interest income is included in the section of this report entitled "Balance Sheet Analysis."

Non-interest Income and Expense

Non-interest income has been and will continue to be an important factor for improving profitability. Recognizing this importance, management continues to evaluate areas where non-interest income can be enhanced.  As shown in the table of Non-interest Income and Expense below, total fees and other income increased by $1.2 million, or 21.1% in 2010.  As shown in the table of Non-interest Income and Expense below, total fees and other income increased by $132,000, or 2.0% in 2011.  The increase in 2011 was largely due to increases in electronic banking income and other non-interest income partially offset by decreases in service charges on deposit accounts and secondary market mortgage income.  In 2011, service charges on deposit accounts decreased by $229,000, or 5.7%, due to lower revenue from monthly account charges on consumer and business checking accounts as well as a lower propensity of customers to overdraft their deposit accounts.  Management believes that the downturn in the economy has caused customers to more closely manage their deposit funds to find ways to save money and thus reduce their number of overdrafts.  Secondary market mortgage income (commissions and fees earned from originating and selling mortgage loans to third parties in the secondary market) decreased by $131,000, or 29.4%, in 2011 compared to 2010.  The secondary market mortgage income in 2011 and 2010 reflects an industry in extreme change.  Many mortgage loan purchasers ceased buying new mortgages in 2009 or went out of business completely.  The federal government, via government sponsored agencies, began buying the surplus in available secondary market mortgages but significantly increased the required documentation from the home buyers, thus complicating the process in comparison to years past.  The perceived difficultly from

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2011

the home buyer’s perspective had a negative impact on Premier’s secondary market business during 2009, 2010 and 2011.  Offsetting these decreases in non-interest income, electronic banking income, which consists of debit and credit card transaction fees, ATM fees and internet banking fees, increased $318,000, or 20.9% to $1.8 million in 2011.  The increase is largely due to an increasing number of customers who conduct their banking and purchasing electronically, primarily via the use of debit and ATM cards.  Other interest income increased by $174,000, or 23.6%, in 2011, largely due to increases in banking service fees, such as wire transfer fees and check cashing fees, credit life commissions, letter of credit fees earned and other miscellaneous loan fees unrelated to loan originations.

In 2010, total fees and other income increased by $1.2 million, or 21.1%. The increase in 2010 was largely due to increases in service charges on deposit accounts and electronic banking income resulting primarily from the full year inclusion of the operations of Adams National and CB&T in 2010 versus only the three months in 2009 since their October 1, 2009 acquisition.  In 2010, service charges on deposit accounts increased by $533,000, or 15.1%, to $4.1 million.  The additional revenue in 2010 from the operations of Adams National and CB&T totaled $599,000.  The remaining $66,000, or 1.9%, decrease at the remaining Affiliate Banks was largely due to customers’ lower propensity to overdraft their deposit accounts.  Electronic banking income increased $441,000, or 40.7% to $1.5 million in 2010.  Approximately $233,000 of the increase in electronic banking income was the result of adding the operations of Adams National and CB&T for a full year in 2010.  The remaining $208,000, or 19.2% increase is due to an increasing number of customers who conduct their banking and purchasing electronically, primarily via the use of debit and ATM cards.  In 2010, secondary market mortgage income remained relatively unchanged at $445,000 compared to $443,000 in 2009.  The operations of Adams National and CB&T added virtually no revenue of this type in 2010.  Other non-interest income increased by $201,000, or 37.5%, in 2010.  The full year operations of Adams National and CB&T added approximately $154,000 of other non-interest income.  The remaining $47,000 increase is largely due to various sources of other income, such as commissions on selling credit life insurance, check cashing fees and extension and other miscellaneous loan fees.

In 2011, Premier realized $18,000 in gains on the sale of investment securities.  In 2010 and 2009, Premier did not execute any sales of investment securities.  In 2009, Premier recorded a $3,552,000 gain on the acquisition of Abigail Adams.  New accounting guidance, adopted by Premier at the beginning of 2009, changed the way negative goodwill is calculated and recorded on the books of an acquiring organization.  Prior to 2009, negative goodwill resulted when the fair value of the net assets acquired exceeded the purchase price paid for a subsidiary.  This negative goodwill was recorded on the balance sheet and accreted into income over a designated period of time.  Under current accounting guidance, negative goodwill is no longer recorded on the balance sheet and any negative difference in fair value of the net assets acquired versus the purchase price paid for those net assets is immediately recognized in non-interest income.  Also, prior to 2009, the purchase price paid for a subsidiary involving an exchange of the Company’s stock was determined using the Company’s stock price on the day prior to public announcement of the acquisition agreement.  Under current accounting guidance, the purchase price paid is determined using the stock price on the day prior to the

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2011

effective date of the acquisition.  Since the consideration paid by Premier to the shareholders of Abigail Adams was a fixed exchange ratio of its common stock, several factors contributed to Premier realizing a gain on the acquisition, including but not limited to a decrease in the calculation of the purchase price paid by Premier due to a decline in Premier’s stock price from the date the fixed exchange ratio was agreed upon to the day before the effective date of the acquisition, increases in the fair value of the investment portfolio acquired, improvements in the credit quality of some of the loans acquired, and a decrease in the fair value of fixed rate certificates of deposit acquired due to declining market interest rates.

The following table is a summary of non-interest income and expense for each of the years in the three-year period ending December 31, 2011.

NON-INTEREST INCOME AND EXPENSE
(Dollars in thousands)
					Increase (Decrease) Over Prior Year
					2011		2010
	2011	2010		2009	Amount	Percent	Amount	Percent
Non-interest income:
Service charges on deposit accounts	$3,825	$		$3,521	$(229)	(5.65)	$533	15.14
Electronic banking income	1,843		1,525	1,084	318	20.85	441	40.68
Secondary market mortgage income	314		445	443	(131)	(29.44)	2	0.45
Other	911		737	536	174	23.61	201	37.50
Total fees and other income	$6,893		$6,761	$5,584	132	1.95	1,177	21.08
Gain on acquisition of subsidiary	0		0	3,552	0		(3,552)
Investment securities gains	18		0	0	18		0
Total non-interest income	$6,911		$6,761	$9,136	$150	2.22	$(2,375)	(26.00)

Non-interest expense:
Salaries and wages	$13,385		$13,151	$9,987	$234	1.78	$3,164	31.68
Employee benefits	2,852		2,820	2,522	32	1.13	298	11.82
Total staff costs	16,237		15,971	12,509	266	1.67	3,462	27.68
Occupancy and equipment	4,900		4,907	3,261	(7)	0.14	1,646	50.48
Outside data processing	4,458		4,190	3,312	268	6.40	878	26.51
Professional fees	966		939	1,492	27	2.88	(553)	(37.06)
Taxes, other than payroll, property and income	663		873	766	(210)	(24.05)	107	13.97
Amortization of intangibles	792		618	348	174	28.16	270	77.59
OREO gains, losses and expenses, net	405		157	758	248	157.96	(601)	(79.29)
Supplies	687		490	406	197	40.20	84	20.69
FDIC insurance	1,223		1,894	1,292	(671)	(35.43)	602	46.59
Conversion expense	1,720		143	0	1,577		143
Other expenses	4,470		4,037	2,971	433	10.73	1,066	35.88
Total non-interest expenses	$36,521		$34,219	$27,115	$2,302	6.73	$7,104	26.20

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2011

Just as management continues to evaluate areas where non-interest income can be enhanced, it strives to find ways to improve the efficiency of its operations and utilize the economies of scale of the consolidated entity to reduce its operating costs.  Sometimes the expenses associated with acquisitions, as well as the inefficiency of the operations of acquired organizations, cloud these goals.  Premier’s 2011 net overhead ratio, or non-interest expense less non-interest income excluding securities transactions and other similar non-operating transactions to average earning assets, was 2.78%, an increase from the 2.65% realized in 2010, but lower than the 2.84% realized in 2009.  The actual dollars of net overhead increased by $2.2 million or 7.9% in 2011, however average earning assets only increased by 2.9% resulting in the increase in the net overhead ratio.  Most of the $2.2 million increase in net overhead expense relates to the $1.7 million of conversion expenses incurred in 2011.  In 2010, the actual dollars of net overhead increased by 27.5% or $5.9 million. However, average earning assets increased by 36.3% in 2010 resulting in a lower overhead ratio in 2010.  The increases in actual dollars of net overhead and average earning assets were largely the result of the full year inclusion of the operations of Abigail Adams (and its two subsidiary banks, Adams National and CB&T) in 2010 versus only the last three months in 2009.  In 2010, the operations of Adams National and CB&T increased net overhead expense by $7.5 million, exceeding the total $5.9 million increase in net overhead expense for the entire company.  In 2009, the actual dollars of net overhead increased by 45.0% or $6.7 million, however, average earning assets increased by only 22.1% in 2009 resulting in a higher overhead ratio in 2009.  The increases in actual dollars of net overhead and average earning assets were largely the result of the acquisition of Abigail Adams in 2009 and the inclusion of Traders and Citizens First for an additional four months in 2009, which added $4.4 million or two-thirds of the increase in net overhead expense in 2009.  The 2009 net overhead ratio and actual dollars of net overhead expense excludes the $3,552,000 gain on the subsidiary acquisition.  For the year 2011, net overhead was $29.6 million compared to $27.5 million in 2010 and $21.5 million in 2009.

    Total non-interest expense in 2011 increased by $2.3 million, or 6.7% from 2010 largely due to costs related to the conversion of Premier’s operating systems to FIS, including $1.7 million of direct conversion expense.  In 2010, non-interest expense increased by $7.1 million, or 26.2% from 2009 largely due to the increase in all categories of costs from including the operations of Adams National and CB&T for the full year of 2010 compared to only the last three months of 2009.  The 2010 operations of Adams National and CB&T added approximately $8.5 million of total non-interest expense, leaving a $1.4 million or 5.1% decrease resulting from Premier’s other operations.

Staff costs increased by $266,000, or 1.7%, in 2011 versus 2010.  Salaries and wages increased by $234,000 or 1.8%, in 2011 as normal salary and wage increases were partially offset by staff reductions.  Approximately $109,000 of the increase in salary and wage expense in 2011 was due to a lower level of loan origination costs that were deferred to the balance sheet to be amortized into loan income in future periods.  The reduced level of deferred loan origination costs were the result of lower loan demand in 2011.  The costs of employee benefits increased by $32,000, or 1.1%, in 2011 as increases in employee benefit plan expenses were partially offset by lower payroll taxes and lower 401k matching expense related to lower staff levels.  In 2010, staff

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2011

costs increased by $3,462,000, or 27.7%, versus 2009, as $3,473,000 of the increase was due to the inclusion of the full year operations of Adams National and CB&T.  The remaining $11,000 or 0.1% decrease is largely due to the decrease in benefit expenses resulting from the termination of the Traders defined benefit pension plan, more than offsetting normal salary and benefit increases.

Occupancy and equipment expenses in total were relatively unchanged in 2011 compared to 2010, decreasing by 0.1%.  Facility costs were $117,000 lower in 2011, largely due to a $173,000 gain on the sale of a branch building versus $62,000 of writedowns of branch buildings no longer in operation in 2010.  In 2011, Premier sold a remote drive through facility and used the proceeds to purchase adjacent land to an existing location and construct an add-on drive through facility that shared a common teller area.  Offsetting some of the benefit of gain on the branch building sale were increased real estate taxes and higher utility costs partially offset by lower other occupancy expenses.  Equipment expense increased by $162,000 in 2011 compared to 2011, largely due to higher technology equipment expenses driven by the conversion to FIS.  In 2010, occupancy and equipment expenses increased by $1,646,000, or 50.5% in 2010 versus 2009, as $1,679,000 of the increase was due to the full year operations of Adams National and CB&T.  The remaining $33,000 or 1.0% decrease was largely due to lower equipment depreciation and maintenance costs and lower real estate taxes, more than offsetting writedowns of branch buildings no longer in operation, higher utility costs, and higher other occupancy expenses including snow removal costs.

Outside data processing expense increased by $268,000, or 6.4%, in 2011 versus 2010, largely due to higher item processing, data processing, and internet banking charges related to the short-term extension of the Fidelity Information Services contract.  Data line charges also increased in 2011 due to expansion and improvement of the data lines capacity in conjunction with the conversion to FIS.  In 2010, outside data processing expense increased by $878,000, or 26.5%, versus 2009, as $670,000 of the increase was due to the full year operations of Adams National and CB&T.  The remaining $208,000 or 6.3% increase was largely due to increased data line maintenance charges, higher ATM processing expense and a full year of costs associated with outsourcing the rendering of deposit account statements to a third-party processor.

Professional fees increased by $27,000, or 2.9%, in 2011 versus 2010 largely due to higher audit charges and tax return preparation fees which more than offset a reduction in corporate legal fees.  In 2010, professional fees decreased by $553,000, or 37.1%, compared to 2009 as $250,000 of increased professional fees from the full year operations of Adams National and CB&T were more than offset by an $803,000 decrease in expense from the remaining operations.  The $803,000, or 53.8% decrease in 2010 is largely due to legal and investment banker fees incurred in 2009 to acquire Abigail Adams and a reduction in external audit costs of the combined organization.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2011

Taxes not on income decreased by $210,000, or 24.1%, in 2011 versus 2010, largely due to lower West Virginia Franchise Tax expense, an equity based tax that is being phased out in West Virginia by gradually reducing the tax rate.  In 2010, taxes not on income increased by $107,000 or 14.0% versus 2009, as $55,000 of the increase was due to the full year operations of Adams National and CB&T.  The remaining $52,000, or 6.8%, increase was largely due to an increase in equity based franchise taxes due to the addition of preferred equity from the TARP funds.  This increase was partially offset by decreases in various other deposit and city based occupation taxes.

Amortization of intangibles increased by $174,000, or 28.2%, in 2011 versus 2010, as a $265,000 increase from a full year of new core deposit amortization resulting from the Branch Purchase, partially offset by reduced amortization expense from the Abigail Adams, Traders and Citizens First acquisitions.  Premier uses an accelerated amortization schedule over an estimated useful life of approximately eight years.  In 2010, amortization of intangibles increased by $270,000, or 77.6%, versus 2009, as $241,000 of the increase was due to the full year operations of Adams National and CB&T.  The remaining $29,000 increase was the result of new core deposit amortization resulting from the Branch Purchase, partially offset by reduced amortization expense from the Traders and Citizens First acquisitions.

OREO gains, losses and expenses resulted in net expenses of $405,000 in 2011 versus $157,000 of net expenses in 2010, a $248,000 increase in non-interest expense.  OREO expense represents the costs to operate, maintain and liquidate Other Real Estate acquired through foreclosure in satisfaction of unpaid loans.  In 2011, Premier realized $1.0 million of gains on the sale of OREO, an increase of $467,000 over the $552,000 of gains realized in 2010.  More than offsetting the gains realized in 2011, however, were $624,000 of writedowns on OREO properties to estimated realizable values and $799,000 of net expenses to maintain those properties.  These values compare to $35,000 of writedowns on OREO properties in 2010 and $675,000 of net expenses incurred to maintain the properties.  In 2010, OREO gains, losses and expenses resulted in net expenses of $157,000 versus $758,000 of net expenses in 2009, a $601,000 decrease in non-interest expense.  The full year operations of Adams National and CB&T in 2010 added $279,000 of additional OREO expenses.  The remaining $880,000 decrease in net OREO expenses was largely due to expenses recorded in 2009 to write down the value of OREO properties to estimated realizable values, and losses recorded in 2009 on the sales of OREO property, mostly at Traders.  The reduction in these expenses was complemented in 2010 by rental income and gains on the disposition of OREO, both recorded at Adams National during the fourth quarter of 2010.

Supplies expense increased by $197,000, or 40.2%, in 2011 versus 2010.  Due to the internal merger of Boone County Bank, First Central Bank, Traders Bank, Adams National, and CB&T to form Premier Bank, the stationary and supplies of the former banks had to be discarded and new stationary and supplies for Premier Bank restocked.  Further adding to supplies expense in 2011 was the conversion to FIS.  New forms and other supplies were needed as a result of the system’s differing formats and the inventory of old supplies were discarded.  In 2010, supplies expense increased by $84,000 or 20.7% versus 2009, as $107,000 of

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2011

increased supplies expense from inclusion of the full year operations of Adams National and CB&T were partially offset by a $23,000 decrease in expense from the remaining operations.

FDIC insurance expense decreased by $671,000, or 35.4%, in 2011 versus 2010.  The decrease in FDIC insurance expense was largely the result of reduced FDIC insurance costs for the newly formed Premier Bank versus the historical FDIC insurance costs of the five subsidiary banks Premier merged together in April 2011 to form the bank.  The premium charged for Premier Bank was substantially less than the sum of the premiums paid by the former five banks.  Also reducing FDIC insurance expense in 2011 was a change in the calculation method of the premium for smaller community banks such as those owned by Premier.  In 2010, FDIC insurance expense increased by $602,000, or 46.6%, as $683,000 of increased FDIC insurance expense from the full year operations of Adams National and CB&T were partially offset by an $81,000 decrease in expense from the remaining operations.  The decrease in FDIC insurance expense in 2010 was largely due to a $319,000 special FDIC assessment in the second quarter of 2009 that was not repeated in 2010.  Partially offsetting the elimination of the special assessment was an increase of approximately $238,000 due to increases in total deposits and the final expiration of some FDIC insurance credits that had previously been used to offset normal FDIC premiums in 2009.

In 2011, Premier incurred $1.7 million of direct costs to convert its data processing systems to FIS.  Most of these costs were charged by the previous data processing providers to generate conversion testing data and release the final conversion data.  This expense compares to $143,000 of conversion expenses incurred in 2010 as preparations were already underway in the fourth quarter of 2010 to convert to FIS as a data processing provider.

Other expenses totaled $4,470,000 in 2011, a $433,000, or 10.7%, increase from the $4,037,000 of other non-interest expenses recorded in 2010.  Increases in 2011, such as higher education and training costs and higher lodging, travel and meal costs were incurred largely due to the conversion to FIS as employees traveled to various training centers to learn how to use the new data processing system.  Otherwise, other increased expenses in 2011 include loan processing and collection costs, postage and freight, and insurance expense.  These increases were partially offset by lower regulatory assessments, correspondent bank charges, and subsidiary director fees resulting from the merger of the five subsidiary banks to form Premier Bank.  Other expense reductions include lower stock transfer fees, NASDAQ listing dues and advertising expenses.  In 2010, other expenses totaled $4,037,000, a $1,066,000 or 35.9% increase from the $2,971,000 recorded in 2009.  The full year operations of Adams National and CB&T added approximately $1,056,000 of other expenses in 2010, leaving a $10,000 or 0.3% increase in this expense from Premier’s other operations.  The $10,000 increase in 2010 is largely due to postage, marketing, and checkbook charges associated with integrating the operations of the four branches purchased by Citizens Deposit; and increases in stock transfer, NASDAQ listing and shareholder communication expenses from the increased number of shareholders resulting from the acquisition of Abigail Adams.  These increased expenses were substantially offset by a reduction in fraud and other losses that were higher in 2009.

An analysis of the allowance for loan losses and related provision for loan losses is included in the Loan Portfolio section of the Balance Sheet Analysis of this report

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2011

Applicable Income Taxes

Premier recognized $3.8 million of income tax expense in 2011.  This amount compares to $3.8 million of income tax expense recorded in 2010 and $2.9 million of income tax expense recorded in 2009.   Premier’s effective tax rate was 34.7% in 2011, up from the 29.4% reported in 2010 and the 24.3% reported in 2009.  Premier’s effective tax rate was substantially lower in 2009 primarily because the acquisition of Abigail Adams was a tax-free reorganization under the Internal Revenue Code and therefore the accounting gain on the acquisition was a non-taxable event.  Excluding the gain from pretax income in 2009 would result in an effective tax rate of approximately 34.5%.  The lower effective tax rate in 2010 is largely due to the recognition of a $538,000, net of federal income tax expense, West Virginia income tax benefit resulting from Premier’s projected ability to fully realize its West Virginia state deferred tax assets.  The majority of the state deferred tax assets are made up of West Virginia net operating loss carryforwards, some of which were incurred as a result of Premier’s historical operations and some of which were obtained from the Traders Bankshares acquisition in 2008.  The projection takes into account changes in West Virginia’s corporation income tax rules regarding consolidated income tax returns and the likelihood that the projected taxable income from the Acquired Banks will accelerate the utilization of all carryforwards.  Excluding the net West Virginia income tax benefit would result in a 2010 effective tax rate of approximately 33.5%.  In 2011, Premier’s effective tax rate was increased somewhat by higher state income taxes related to Premier’s operations in Washington, DC.  Additional information regarding income taxes is contained in Note 12 to the consolidated financial statements.

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

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2011

SUMMARY RESULTS OF OPERATIONS
FOURTH QUARTER 2011

Net income available to common shareholders for the three months ended December 31, 2011 totaled $2,350,000, a $120,000 or 5.4% increase from the $2,230,000 of net income available to common shareholders reported for the fourth quarter of 2010.  On a per share basis, Premier’s net income available to common shareholders for the fourth quarter of 2011 was 30 cents per share compared to 28 cents per share for the same quarter last year.  The increase in net income and earnings per share in 2011 was primarily the result of a $723,000, or 8.3%, decrease in operating expenses partially offset by decreases in net interest income and non-interest income.

Net interest income totaled $10,873,000 for the fourth quarter of 2011, a decrease of $425,000 or 3.8% from the net interest income earned in the same quarter of 2010, as an $860,000 decrease in interest income on loans was partially offset by a $444,000 decrease in interest expense on deposits.  Total interest income earned in the fourth quarter of 2011 decreased by $907,000, or 6.6%, when compared to the fourth quarter of 2010, largely due to an $860,000, or 7.3% decrease in interest income on loans.  Investment income decreased by $31,000, or 1.6%, and interest income on interest bearing bank balances and federal funds sold decreased by $16,000.  Partially offsetting the decrease in total interest income was a $482,000, or 20.2%, decrease in total interest expense in the fourth quarter of 2011 when compared to the fourth quarter of 2010.  Interest expense on deposits decreased by $444,000, or 21.5%, while interest expense on federal funds purchased and repurchase agreements decreased by $12,000 and interest expense on other borrowings at the parent company decreased by $25,000.  During the fourth quarter of 2011, Premier recorded a $480,000 provision for loan losses compared to a $556,000 provision for loan losses in the fourth quarter of 2010.  The decrease in the level of provision expense during the fourth quarter of 2011 was largely due to a reduction in the calculated increase in the exposure to credit risk in the loan portfolio.

Non-interest income totaled $1,700,000 in the fourth quarter of 2011, a decrease of $115,000 or 6.3% from the $1,815,000 of non-interest income reported for the fourth quarter of 2010.  The decrease was largely due to a $103,000, or 9.9%, decrease in service charges on deposit accounts and a $67,000, or 50.4%, decrease in secondary market mortgage income.  These decreases were partially offset by a $43,000, or 10.0%, increase in electronic banking income.  Non-interest expense totaled $7,961,000 in the fourth quarter of 2011, a $723,000 or 8.3% decrease from the $8,684,000 reported for the fourth quarter of 2010.  The $723,000 decrease in non-interest expenses was largely due to a $324,000 decrease in FDIC insurance costs, a $113,000 decrease in conversion expenses, a $215,000 decrease in occupancy and equipment expense, a $56,000 decrease in OREO costs and a $204,000 decrease in other operating expenses.  The decrease in occupancy and equipment expense was largely due to the 2010 writedown of branch buildings no longer in operation.  The decrease in OREO costs is largely due to higher gains on the sale of OREO in the fourth quarter of 2011 compared to the gains recorded in the fourth quarter of 2010.  These expense decreases were partially offset by a $136,000 increase in loan collection costs, a $67,000 increase in supplies expense and a $37,000 increase in professional fees.  Additional quarterly financial data is provided in Note 22 to the consolidated financial statements.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2011

ADOPTION OF NEW ACCOUNTING STANDARDS

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
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2011

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
FORM 10-K
December 31, 2011

Item 8.  Financial Statements and Supplementary Data

The Company's Financial Statements and related Independent Auditors' Report are presented in the following pages. The financial statements filed in this Item 8 are as follows:

Report of Independent Registered Public Accounting Firm

Financial Statements:
Consolidated Balance Sheets - December 31, 2011 and 2010
Consolidated Statements of Income - Years Ended December 31, 2011, 2010, and 2009
Consolidated Statements of Comprehensive Income - Years Ended December 31, 2011, 2010, and 2009
Consolidated Statements of Changes in Stockholders' Equity – Years ended December 31, 2011, 2010 and 2009
Consolidated Statements of Cash Flows - Years ended December 31, 2011, 2010, and 2009
Notes to Consolidated Financial Statements

PREMIER FINANCIAL BANCORP, INC.

CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010, and 2009

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Premier Financial Bancorp, Inc.
Huntington, West Virginia

We have audited the accompanying consolidated balance sheets of Premier Financial Bancorp, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2011.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Premier Financial Bancorp, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

Crowe Horwath LLP

Brentwood, Tennessee
March 29, 2012

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2011 and 2010
(Dollars in Thousands, Except Per Share Data)

	2011	2010
ASSETS
Cash and due from banks	$29,380	$20,001
Interest bearing bank balances	42,676	78,649
Federal funds sold	10,832	23,598
Cash and cash equivalents	82,888	122,248
Securities available for sale	278,479	256,520
Loans held for sale	70	1,477
Loans	690,923	725,964
Allowance for loan losses	(9,795)	(9,865)
Net loans	681,128	716,099
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	5,216	7,096
Premises and equipment, net	16,355	16,566
Other real estate owned	14,642	11,249
Interest receivable	3,497	3,742
Goodwill	29,875	29,875
Other intangible assets	3,393	4,185
Prepaid FDIC insurance premiums	1,167	2,068
Deferred taxes	3,997	10,743
Other assets	3,380	1,383
Total assets	$1,124,087	$1,183,251

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Non-interest bearing	$196,125	$214,665
Time deposits, $100,000 and over	155,208	158,962
Other interest bearing	573,745	611,664
Total deposits	925,078	985,291
Securities sold under agreements to repurchase	23,205	29,637
Federal Home Loan Bank advances	10,083	12,896
Other borrowed funds	18,130	20,178
Interest payable	712	899
Other liabilities	2,872	2,953
Total liabilities	980,080	1,051,854
Commitments and contingent liabilities	-	-

Stockholders' equity
Preferred stock, no par value, 5% cumulative 1,000,000 shares
authorized, 22,252 shares issued in 2011 and 2010	21,949	21,841
Common stock, no par value; 20,000,000 shares authorized;
7,937,143 shares issued and outstanding in 2011 and 2010	71,571	71,465
Retained earnings	45,474	39,526
Accumulated other comprehensive income (loss)	5,013	(1,435)
Total stockholders' equity	144,007	131,397
Total liabilities and stockholders' equity	$1,124,087	$1,183,251

See accompanying notes.

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31
(In Thousands, Except Per Share Data)

	2011	2010	2009
Interest income
Loans, including fees	$44,363	$45,278	$34,171
Securities available for sale
Taxable	7,771	7,817	6,730
Tax-exempt	237	259	245
Federal funds sold	7	11	24
Other interest income	157	158	57
Total interest income	52,535	53,523	41,227

Interest expense
Deposits	7,127	8,605	9,121
Repurchase agreements and other	158	170	138
FHLB advances and other borrowings	1,042	1,004	885
Total interest expense	8,327	9,779	10,144

Net interest income	44,208	43,744	31,083
Provision for loan losses	3,630	3,297	1,052
Net interest income after provision for loan losses	40,578	40,447	30,031

Non-interest income
Service charges	3,825	4,054	3,521
Electronic banking income	1,843	1,525	1,084
Secondary market mortgage income	314	445	443
Securities gains	18	-	-
Gain on acquisition of subsidiary	-	-	3,552
Other	911	737	536
	6,911	6,761	9,136
Non-interest expenses
Salaries and employee benefits	16,237	15,971	12,509
Occupancy and equipment expenses	4,900	4,907	3,261
Outside data processing	4,458	4,190	3,312
Professional fees	966	939	1,492
Taxes, other than payroll, property and income	663	873	766
Write-downs, expenses, sales of other real estate owned, net of gains	405	157	758
Supplies	687	490	406
FDIC insurance	1,223	1,894	1,292
Amortization of intangibles	792	618	348
Conversion expenses	1,720	143	-
Other expenses	4,470	4,037	2,971
	36,521	34,219	27,115
Income before income taxes	10,968	12,989	12,052
Provision for income taxes	3,800	3,817	2,934
Net income	$7,168	$9,172	$9,118
Preferred stock dividends	1,221	1,249	133
Net income available to common stockholders	$5,947	$7,923	$8,985
Earnings per share:
Basic	$0.75	$1.00	$1.32
Diluted	0.74	0.98	1.32
See accompanying notes.

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31
(In Thousands, Except Per Share Data)

	2011	2010	2009

Net income	$7,168	$9,172	$9,118

Other comprehensive income (loss):
Unrealized gains (losses) on securities arising during the period	9,788	(5,341)	691
Reclassification of realized amount	(18)	-	-
Net change in unrealized gain (loss) on securities	9,770	(5,341)	691
Change in funded status of pension plan	-	-	132
Less tax impact	3,322	(1,816)	280
Other comprehensive income (loss):	6,448	(3,525)	543

Comprehensive income	$13,616	$5,647	$9,661

See accompanying notes.

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2011, 2010 and 2009
(In Thousands, Except Per Share Data)

	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, January 1, 2009	$-	$60,529	$27,346	$1,547	$89,422
Net income	-	-	9,118	-	9,118
Other comprehensive income	-	-	-	543	543
Issuance of preferred stock and common stock warrant	21,705	547	-	-	22,252
Cash dividends paid ($0.44 per share)	-	-	(2,982)	-	(2,982)
Dividend paid on preferred stock	-	-	(133)	-	(133)
Stock issued to acquire subsidiaries	-	10,285	-	-	10,285
Stock based compensation expense	-	51	-	-	51
Balances, December 31, 2009	21,705	71,412	33,349	2,090	128,556
Net income	-	-	9,172	-	9,172
Other comprehensive loss	-	-	-	(3,525)	(3,525)
Cash dividends paid ($0.22 per share)	-	-	(1,746)	-	(1,746)
Dividend declared on preferred stock	-	-	(1,113)	-	(1,113)
Preferred stock accretion	136	-	(136)	-	-
Stock based compensation expense	-	53	-	-	53
Balances, December 31, 2010	21,841	71,465	39,526	(1,435)	131,397
Net income	-	-	7,168	-	7,168
Other comprehensive income	-	-	-	6,448	6,448
Dividend declared on preferred stock	-	-	(1,112)	-	(1,112)
Preferred stock accretion	108	-	(108)	-	-
Stock based compensation expense	-	106	-	-	106
Balances, December 31, 2011	$21,949	$71,571	$45,474	$5,013	$144,007

See accompanying notes.

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31
(In Thousands, Except Per Share Data)

	2011	2010	2009
Cash flows from operating activities
Net income	$7,168	$9,172	$9,118
Adjustments to reconcile net income to net cash from operating activities
Depreciation and impairment of real estate, net	1,468	1,538	1,135
Provision for loan losses	3,630	3,297	1,052
Amortization (accretion), net	(1,351)	(2,815)	(410)
Writedowns (gains) on other real estate owned, net	(394)	(516)	561
Stock compensation expense	106	53	51
Loans originated for sale	(15,759)	(21,836)	(28,329)
Secondary market loans sold	17,491	21,701	29,068
Secondary market mortgage income	(314)	(445)	(443)
Gain on acquisition of subsidiary	-	-	(3,552)
Gain on the sale of securities available for sale	(18)	-	-
Changes in :
Interest receivable	245	727	898
Deferred income taxes	4,099	2,041	1,327
Other assets	(1,954)	2,086	(2,983)
Interest payable	(187)	(237)	(556)
Other liabilities	197	(155)	(1,851)
Net cash from operating activities	14,427	14,611	5,086

Cash flows from investing activities
Purchases of securities available for sale	(122,730)	(298,137)	(148,533)
Proceeds from sales of securities available for sale	2,017	-	-
Proceeds from maturities and calls of securities available for sale	107,148	276,666	149,221
Purchase of FHLB stock, net of redemptions	(373)	(91)	(119)
Redemption of FRB stock	2,253	-	202
Purchases of subsidiaries, net of cash received	-	-	12,579
Purchase of branches, net of cash received	-	8,939	-
Net change in loans	26,066	29,941	14,148
Purchases of premises and equipment, net	(1,086)	(1,343)	(898)
Proceeds from sale of other real estate owned	5,135	4,071	1,602
Net cash from investing activities	18,430	20,046	28,202

(continued)

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years Ended December 31
(In Thousands, Except Per Share Data)

	2011	2010	2009
Cash flows from financing activities
Net change in deposits	(59,783)	(1,822)	26,215
Net change in short-term Federal Home Loan Bank advances	-	2,400	(6,450)
Net change in agreements to repurchase securities	(6,432)	5,037	(10,184)
Repayment of Federal Home Loan Bank advances	(2,564)	(4,190)	(212)
Repayment of other borrowed funds	(2,048)	(7,149)	(19,583)
Proceeds from other borrowings	-	11,300	2,400
Proceeds from issuance of preferred stock	-	-	22,252
Preferred stock dividends paid	(1,390)	(835)	(133)
Common stock dividends paid	-	(1,746)	(2,982)
Net cash from financing activities	(72,217)	2,995	11,323

Net change in cash and cash equivalents	(39,360)	37,652	44,611

Cash and cash equivalents at beginning of year	122,248	84,596	39,985

Cash and cash equivalents at end of year	$82,888	$122,248	$84,596

(continued)

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years Ended December 31
(In Thousands, Except Per Share Data)

	2011	2010	2009
Supplemental disclosures of cash flow information:
Cash paid during year for -
Interest	$8,514	$10,016	$10,700
Income taxes paid	2,459	1,660	1,630

Non-cash transactions
Loans transferred to real estate acquired through foreclosure	$8,134	$5,553	$7,182

Branches acquired:
Fair value of assets acquired via branch purchase		$71,825
Cash paid for branches		2,432
Liabilities of branches assumed		$74,257

Subsidiaries acquired:
Fair value of assets acquired from Abigail Adams			$363,057
Common stock issued to acquire Abigail Adams			10,290
Gain on bargain purchase			3,552
Liabilities assumed of Abigail Adams			$349,215

See accompanying notes.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010, and 2009
(Dollars in Thousands, Except Per Share Data)

NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of Premier Financial Bancorp, Inc. (the Company) and its wholly-owned subsidiaries:

			Unaudited
			December 31, 2011
Subsidiary	Location	Year Acquired	Total Assets	Net Income
Citizens Deposit Bank & Trust	Vanceburg, Kentucky	1991	$212,147	$2,399
Farmers Deposit Bank	Eminence, Kentucky	1996	59,841	274
Ohio River Bank	Ironton, Ohio	1998	94,572	696
Premier Bank, Inc.	Huntington, West Virginia	1998	750,094	5,477
Parent and Intercompany Eliminations			7,433	(1,678)
Consolidated total			$1,124,087	$7,168

All material intercompany transactions and balances have been eliminated.

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

Nature of Operations:  The subsidiary banks (Banks) operate under state bank charters. The Banks provide traditional banking services to customers primarily located in the counties and adjoining counties in Kentucky, Ohio, West Virginia, Maryland, Washington DC and Virginia in which the Banks operate.  The state chartered banks are subject to regulation by their respective state banking regulators and the Federal Deposit Insurance Corporation (“FDIC”).  The Company is also subject to regulation by the Federal Reserve Board.

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
December 31, 2011, 2010, and 2009
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

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010, and 2009
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

Loans:  Net loans are stated at the amount of recorded investment reduced by an allowance for loan losses.  The recorded investment in a loan is the unpaid principal reduced by any purchase discounts and unearned income.  The recorded investment excludes accrued interest receivable due to immateriality.  Interest income on loans is recognized on the unpaid principal balance on the accrual basis except for those loans in a non-accrual of income status.  The accrual of interest on impaired loans is discontinued when management believes, after consideration of economic and business conditions as well as collection efforts, that the borrowers’ financial condition is such that collection of interest is doubtful.  Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level yield method without anticipating prepayments.

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
December 31, 2011, 2010, and 2009
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

A loan is impaired when full payment under the loan terms is not expected.  Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage, consumer, and credit card loans, and accordingly, they are not separately identified for impairment disclosures.  All other loans are evaluated for impairment on an individual basis. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.   If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010, and 2009
(Dollars in Thousands, Except Per Share Data)

NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

from the collateral.  Loans with restructured terms offering a concession to enable a struggling borrower to repay (Troubled Debt Restructurings) are measured at the present value of estimated future cash flows using the loan’s effective rate at inception.  If a troubled debt restructuring is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral.  For troubled debt restructurings that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses.

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
Loans secured by 1-4 family real estate:  Loans secured by 1-4 family residential real estate represent the lowest risk of loans for the Company.  They include fixed and floating rate loans as well as loans for commercial purposes or consumer purposes.  The Company generally does not hold subprime residential mortgages.  Borrowers with loans in this category, whether for commercial or consumer purposes, tend to make their payments timely as they do not want to risk foreclosure and loss of their primary residence.

Loans secured by multifamily residential real estate:  Loans secured by multifamily residential real estate consist primarily of loans secured by apartment buildings and can be either fixed or floating rate loans.  Multi-family residential real estate loans generally present a higher level of risk than loans secured by 1-4 family residential real estate because the borrower’s repayment ability typically comes from rents from tenants.  Local economic and employment fluctuations impact rent rolls and the borrower’s repayment ability.

Loans secured by owner occupied non-farm non-residential real estate:  Loans secured by owner occupied non-farm non-residential real estate consist of loans secured by commercial real estate owned and operated by the borrower.  These loans generally consist of loans to borrowers who either own the commercial real estate where their business is located and have pledged the property as collateral or have borrowed funds from the Company to purchase the commercial real estate where their business is operated and located.  The key factor is that the business operated within the pledged collateral generates the cash flow for repayment.  These loans generally present a higher level of risk than loans secured by multifamily residential real estate because the cash flow for repayment generally comes from the success of the business.  If economic conditions deteriorate, the business venture may not be successful or as successful in order for the borrower to make their loan payments and fund personal living expenses at the same time.  Collateral values will also fluctuate with local economic conditions.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010, and 2009
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
December 31, 2011, 2010, and 2009
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

Other Real Estate Owned:  Real estate acquired through foreclosure is carried at the lower of the recorded investment in the property or its fair value less estimated costs to sell.  Upon repossession, the value of the underlying loan is adjusted to the fair value of the real estate less estimated costs to sell by a charge to the allowance for loan losses, if necessary, establishing a new cost basis.  If the fair value of the property declines subsequent to foreclosure, a valuation allowance is charged to operating expenses. Parcels of real estate maybe leased to third parties to offset holding period costs. Operating expenses of such properties, net of related income, and gains and losses on their disposition are included in other expenses.

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

Federal Reserve Bank (“FRB”) Stock:  Prior to its merger into Premier Bank, Inc., Consolidated Bank and Trust was a member of the Federal Reserve Bank of Richmond and owned FRB Stock.  FRB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value.  Both cash and stock dividends are reported as income.

Goodwill and Other Intangible Assets:  Goodwill resulting from business combinations prior to January 1, 2009 represents the excess of the purchase price over the fair value of the net assets of businesses acquired.  Goodwill resulting from business combinations after January 1, 2009, is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any non-controlling interests in the acquired company, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date.  Goodwill is not amortized but is assessed at least annually for impairment and any such impairment will be recognized in the period identified.  Impairment is evaluated using the aggregate of all banking operations.  Based upon the most recently completed goodwill impairment test, management concluded the recorded value of goodwill was not impaired as of October 31, 2011, based upon the estimated fair value of the Company’s single reporting unit.

Other intangible assets consist of core deposit intangible assets arising from whole bank and branch acquisitions.  They are initially measured at fair value and then are amortized on an accelerated method over their estimated useful lives of approximately 8 years.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010, and 2009
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
December 31, 2011, 2010, and 2009
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

Comprehensive Income:  Comprehensive income consists of net income and other comprehensive income.  Other comprehensive income includes unrealized gains and losses on securities available for sale and changes in the funded status of the pension plan prior to its termination which are also recognized as a separate component of equity.  Prior period comparative comprehensive income has been updated to eliminate the reduction in net income for any preferred stock dividends and accretion.

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
December 31, 2011, 2010, and 2009
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
December 31, 2011, 2010, and 2009
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
December 31, 2011, 2010, and 2009
(Dollars in Thousands, Except Per Share Data)

NOTE  2 – REGULATORY MATTERS

On July 29, 2010, Consolidated Bank and Trust Company (“CB&T” or “the Bank”), a wholly owned subsidiary of Premier, the Federal Reserve Bank of Richmond (“FRB”) and the State Corporation Commission Bureau of Financial Institutions (“Virginia Bureau”) entered into a written agreement (“Written Agreement”) requiring CB&T to perform certain actions primarily designed to improve the credit quality of the Bank.  Abigail Adams National Bancorp, Inc. (“AANBI”), as parent of CB&T, and Premier, as parent of AANBI, were also named as parties to the Written Agreement to ensure that the Bank complies with the Written Agreement.  On April 8, 2011, CB&T was merged into Premier Bank, Inc.  As such, the provisions of the Written Agreement that applied to the Bank are no longer in effect.  On May 16, 2011, AANBI was merged into Premier.  As such, the provisions of the Written Agreement that applied to AANBI are no longer in effect.

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
The dividend rights of holders of Premier’s common shares are also qualified and subject to the dividend rights of holders of Premier’s Series A Preferred Shares.  Due to restrictions placed on it by the Federal Reserve Board of Governors in conjunction with the July 29, 2010 Written Agreement between Consolidated Bank & Trust and the FRB, Premier deferred its November 15, 2010 and February 15, 2011 quarterly dividends on its Series A Preferred Shares.  On May 13, 2011, Premier was given permission by the FRB and the Board of Governors to pay the deferred November 15, 2010 and February 15, 2011 quarterly dividends on its Series A Preferred Shares in conjunction with the regularly scheduled May 15, 2011 dividend payment.  The FRB and Board of Governors have approved all subsequent requests to pay the quarterly dividend on its Series A Preferred Shares as scheduled.

See Note 25 for additional details on Premier’s Series A, Fixed Rate Cumulative Perpetual Preferred Stock.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010, and 2009
(Dollars in Thousands, Except Per Share Data)

NOTE  2 – REGULATORY MATTERS (Continued)

On October 1, 2008, the Company’s acquired subsidiary Adams National Bank (“Adams National”), entered into a written agreement with its primary regulator, the OCC.  The written agreement outlined a number of steps to be taken by Adams National to remedy unsafe and unsound banking practices relating to the level of credit risk and the administration of the loan portfolio, and violations of credit-related laws and regulations at the bank.  Adams National operated under this written agreement up through and until Adams National merged into Premier Bank, Inc. on April 9, 2011.  With the surrender of the Adams National Bank charter as part of the merger to form Premier Bank, the October 1, 2008 Written Agreement between Adams National Bank and the OCC ceased to have any future effect on the Company or Premier Bank.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010, and 2009
(Dollars in Thousands, Except Per Share Data)

NOTE  3 - RESTRICTIONS ON CASH AND DUE FROM BANKS

Included in cash and due from banks are certain interest bearing and non-interest bearing deposits that are held at the Federal Reserve or maintained in vault cash in accordance with average balance requirements specified by the Federal Reserve Board of Governors. The balance requirement at December 31, 2011 and 2010 was approximately $18,503 and $11,820.

NOTE  4 –SECURITIES

Amortized cost and fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

2011	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
Mortgage-backed securities
U. S. sponsored agency MBS - residential	$38,403	$1,856	$(4)	$40,255
U. S. sponsored agency CMO’s - residential	200,835	4,933	(30)	205,738
Total mortgage-backed securities of government sponsored agencies	239,238	6,789	(34)	245,993
U. S. government sponsored agency securities	18,114	58	(31)	18,141
Obligations of states and political subdivisions	9,193	457	-	9,650
Other securities	4,338	440	(83)	4,695
Total available for sale	$270,883	$7,744	$(148)	$278,479

2010	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
Mortgage-backed securities
U. S. sponsored agency MBS - residential	$36,798	$1,922	$-	$38,720
U. S. sponsored agency CMO’s - residential	153,502	670	(5,388)	148,784
Total mortgage-backed securities of government sponsored agencies	190,300	2,592	(5,388)	187,504
U. S. government sponsored agency securities	52,912	154	(639)	52,427
Obligations of states and political subdivisions	10,152	196	(42)	10,306
Other securities	5,330	954	(1)	6,283
Total available for sale	$258,694	$3,896	$(6,070)	$256,520

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010, and 2009
(Dollars in Thousands, Except Per Share Data)

NOTE  4 –SECURITIES (Continued)

The amortized cost and fair value of securities at December 31, 2011 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available for sale
Due in one year or less	$1,052	$1,068
Due after one year through five years	20,197	20,377
Due after five years through ten years	6,619	6,878
Due after ten years	2,685	2,902
Corporate preferred securities	1,092	1,261
Mortgage-backed securities of government sponsored agencies	239,238	245,993
Total available for sale	$270,883	$278,479

Proceeds from sale of securities during 2011 were $2,017.  An $18 gain was recognized from sales of securities in 2011.  There were no sales of securities in 2010 or 2009.

Securities with an approximate carrying value of $147,496 and $160,875 at December 31, 2011 and 2010 were pledged to secure public deposits, trust funds, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

Securities with unrealized losses at year-end 2011 aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. government sponsored agency securities	$7,080	$(31)	$-	$-	$7,080	$(31)
U.S government sponsored agency MBS – residential	2,544	(4)	-	-	2,544	(4)
U.S government sponsored agency CMO – residential	3,941	(30)	-	-	3,941	(30)
Other securities	370	(83)	-	-	370	(83)

Total temporarily impaired	$13,935	$(148)	$-	$-	$13,935	$(148)

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010, and 2009
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

The investment portfolio is predominately high quality interest-bearing bonds with defined maturity dates backed by the U.S. Government or Government sponsored entities.  The unrealized losses at December 31, 2011 and December 31, 2010 are price changes resulting from changes in the interest rate environment and are considered to be temporary declines in the value of the securities. Their fair value is expected to recover as the bonds approach their maturity date and/or market conditions improve.

NOTE  5 - LOANS

Major classifications of loans at year-end are summarized as follows:

	2011	2010
Residential real estate	$221,756	$233,513
Multifamily real estate	34,335	41,037
Commercial real estate:
Owner occupied	101,864	106,924
Non owner occupied	166,540	155,839
Commercial and industrial	76,960	82,591
Consumer	30,090	32,926
All other	59,378	73,134
	$690,923	$725,964

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010, and 2009
(Dollars in Thousands, Except Per Share Data)

NOTE  5 – LOANS (Continued)

Certain directors and executive officers of the Banks and companies in which they have beneficial ownership, were loan customers of the Banks during 2011 and 2010.   Such related party loans are governed by federal banking regulations which require such loans to be made in the ordinary course of business.

An analysis of the 2011 activity with respect to all director and executive officer loans is as follows:

Balance, December 31, 2010	$16,965
Additions, including loans now meeting disclosure requirements	9,723
Amounts collected and loans no longer meeting disclosure requirements	(8,276)
Balance, December 31, 2011	$18,412

Activity in the allowance for loan losses by portfolio segment for the year ending December 31, 2011 was as follows:

Loan Class	Balance Dec 31, 2010	Provision for loan losses	Loans charged-off	Recoveries	Balance Dec 31, 2011

Residential real estate	$2,666	$(241)	$(347)	$56	$2,134
Multifamily real estate	252	11	-	21	284
Commercial real estate:
Owner occupied	1,141	(52)	(171)	-	918
Non owner occupied	1,644	1,081	(382)	38	2,381
Commercial and industrial	2,421	(555)	(23)	37	1,880
Consumer	366	(4)	(152)	88	298
All other	1,375	3,390	(2,951)	86	1,900
Total	$9,865	$3,630	$(4,026)	$326	$9,795

Activity in the allowance for loan losses was as follows:

	2010	2009
Balance, beginning of year	$7,569	$8,544
Loans charged off	(1,473)	(2,437)
Recoveries	472	410
Provision for loan losses	3,297	1,052
Balance, end of year	$9,865	$7,569

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010, and 2009
(Dollars in Thousands, Except Per Share Data)

NOTE  5 – LOANS (Continued)

Purchased Loans

As a result of the acquisition Abigail Adams National Bancorp, the Company holds purchased loans for which there was, at the October 1, 2009 acquisition date, evidence of deterioration of credit quality since their origination and it was probable, at acquisition, that all contractually required payments would not be collected.  The carrying amount of those loans is as follows at December 31, 2011 and December 31, 2010.

	2011	2010
Residential Real Estate	$282	$1,553
Multifamily Real Estate	3,708	4,742
Commercial Real Estate
Owner Occupied	1,934	4,564
Non owner Occupied	6,427	5,189
Commercial and industrial	583	3,522
All other	1,925	9,289
Total carrying amount	$14,859	$28,859

Carrying amount, net of allowance	$14,859	$28,669

The Company cannot reasonably estimate the cash flows expected to be collected on these loans and therefore has continued to account for these loans using the cost recovery method of income recognition.  As such, no portion of a purchase discount adjustment has been determined to meet the definition of an accretable yield adjustment.  If, in the future, cash flows from the borrower(s) can be reasonably estimated, a portion of the purchase discount would be allocated to an accretable yield adjustment based upon the present value of the future estimated cash flows versus the current carrying value of the loan and the accretable yield portion would be recognized as interest income over the remaining life of the loan. Until such accretable yield can be calculated, under the cost recovery method of income recognition, all payments will be used to reduce the carrying value of the loan and no income will be recognized on the loan until the carrying value is reduced to zero.  Any loan accounted for under the cost recovery method is also still included as a non-accrual loan in the amounts presented in the tables below.

For those purchased loans disclosed above, the Company increased the allowance for loan losses by $149 for the year ended December 31, 2010 and decreased the allowance for loan losses by $190 for the year ended December 31, 2011.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010, and 2009
(Dollars in Thousands, Except Per Share Data)

NOTE  5 – LOANS (Continued)

Past Due and Non-performing Loans

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2011 and December 31 2010.  The recorded investment in non-accrual loans is less than the principal owed on non-accrual loans due to discounts applied to the carrying value of the loan at time of their acquisition and interest payments made by the borrower which have been used to reduce the recorded investment in the loan rather than recognized as interest income.

December 31, 2011	Principal Owed on Non-accrual Loans	Recorded Investment in Non-accrual Loans	Loans Past Due Over 90 Days, still accruing

Residential real estate	$4,479	$4,111	$1,216
Multifamily real estate	13,118	11,139	-
Commercial real estate
Owner occupied	9,970	8,260	851
Non owner occupied	12,938	9,835	1,596
Commercial and industrial	4,756	3,227	814
Consumer	246	237	50
All other	9,198	5,545	-
Total	$54,705	$42,354	$4,527

December 31, 2010	Principal Owed on Non-accrual Loans	Recorded Investment in Non-accrual Loans	Loans Past Due Over 90 Days, still accruing

Residential real estate	$4,845	$3,764	$80
Multifamily real estate	6,764	4,742	-
Commercial real estate
Owner occupied	12,680	10,493	-
Non owner occupied	14,624	12,081	-
Commercial and industrial	7,939	5,813	319
Consumer	15	15	15
All other	14,805	10,223	-
Total	$61,672	$47,131	$414

Nonaccrual loans and impaired loans are defined differently. Some loans may be included in both categories, and some may only be included in one category. Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010, and 2009
(Dollars in Thousands, Except Per Share Data)

NOTE  5 – LOANS (Continued)

The following table presents the aging of the recorded investment in past due loans as of December 31, 2011 by class of loans:
Loan Class	Total Loans	30-89 Days Past Due	Greater than 90 days past due	Total Past Due	Loans Not Past Due

Residential real estate	$221,756	$6,729	$3,635	$10,364	$211,392
Multifamily real estate	34,335	3,249	8,892	12,141	22,194
Commercial real estate:
Owner occupied	101,864	8,081	3,981	12,062	89,802
Non owner occupied	166,540	2,444	6,065	8,509	158,031
Commercial and industrial	76,960	1,714	3,153	4,867	72,093
Consumer	30,090	497	233	730	29,360
All other	59,378	222	5,532	5,754	53,624
Total	$690,923	$22,936	$31,491	$54,427	$636,496

The following table presents the aging of the recorded investment in past due loans as of December 31, 2010 by class of loans:
Loan Class	Total Loans	30-89 Days Past Due	Greater than 90 days past due	Total Past Due	Loans Not Past Due

Residential real estate	$233,513	$5,902	$2,266	$8,168	$225,345
Multifamily real estate	41,037	4,471	2,140	6,611	34,426
Commercial real estate:
Owner occupied	106,924	5,638	5,797	11,435	95,489
Non owner occupied	155,839	1,141	6,907	8,048	147,791
Commercial and industrial	82,591	1,216	5,965	7,181	75,410
Consumer	32,926	395	29	424	32,502
All other	73,134	4,852	10,203	15,055	58,079
Total	$725,964	$23,615	$33,307	$56,922	$669,042

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010, and 2009
(Dollars in Thousands, Except Per Share Data)

NOTE  5 – LOANS (Continued)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2011:
	Allowance for Loan Losses				Loan Balances
Loan Class	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total

Residential real estate	$451	$1,683	$-	$2,134	$9,795	$211,679	$282	$221,756
Multifamily real estate	-	284	-	284	8,594	22,033	3,708	34,335
Commercial real estate:
Owner occupied	138	780	-	918	8,663	91,267	1,934	101,864
Non-owner occupied	922	1,459	-	2,381	5,147	154,966	6,427	166,540
Commercial and industrial	894	986	-	1,880	3,636	72,741	583	76,960
Consumer	37	261	-	298	37	30,053	-	30,090
All other	605	1,295	-	1,900	8,372	49,081	1,925	59,378
Total	$3,047	$6,748	$-	$9,795	$44,244	$631,820	$14,859	$690,923

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

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010, and 2009
(Dollars in Thousands, Except Per Share Data)

NOTE  5 – LOANS (Continued)

In the tables below, total individually evaluated impaired loans include certain purchased loans that were acquired with deteriorated credit quality that are still individually evaluated for impairment.

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2011.  The table includes $14,859 of loans acquired with deteriorated credit quality that are still individually evaluated for impairment.

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Residential real estate	$5,602	$5,329	$-
Multifamily real estate	15,513	12,302	-
Commercial real estate
Owner occupied	10,939	9,291	-
Non owner occupied	12,296	9,383	-
Commercial and industrial	3,392	2,287	-
All other	8,957	5,306	-
	56,699	43,898	-
With an allowance recorded:
Residential real estate	$4,803	$4,748	$451
Commercial real estate
Owner occupied	1,384	1,306	138
Non owner occupied	2,240	2,191	922
Commercial and industrial	2,242	1,932	894
Consumer	37	37	37
All other	4,992	4,991	605
	15,698	15,205	3,047
Total	$72,397	$59,103	$3,047

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010, and 2009
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

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010, and 2009
(Dollars in Thousands, Except Per Share Data)

NOTE  5 – LOANS (Continued)

Impaired loans were as follows:

	2011	2010	2009
Impaired loans at year-end with an allowance	$15,205	$17,397	$14,494
Impaired loans at year-end with no allowance	43,898	31,703	49,370
Amount of the allowance for loan losses allocated	3,047	2,522	1,279
Average of impaired loans during the year	53,719	67,942	21,236
Interest income recognized during impairment	1,836	789	2,784
Cash-basis interest income recognized	1,802	733	2,327

The following table presents by loan class, the average balance of loans individually evaluated for impairment and interest income recognized on these loans for the year ended December 31, 2011.   The table includes loans acquired with deteriorated credit quality that are still individually evaluated for impairment.

	Year ended December 31, 2011
Loan Class	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized

Residential real estate	$2,227	$84	$81
Multifamily real estate	8,428	150	151
Commercial real estate:
Owner occupied	12,653	1,083	1,082
Non-owner occupied	11,417	113	84
Commercial and industrial	7,196	217	211
Consumer	43	5	5
All other	11,755	184	188
Total	$53,719	$1,836	$1,802

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010, and 2009
(Dollars in Thousands, Except Per Share Data)

NOTE  5 – LOANS (Continued)

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

The following table presents TDR’s as of December 31, 2011 and December 31, 2010:

December 31, 2011	TDR’s on Non-accrual	Other TDR’s	Total TDR’s

Residential real estate	$59	$1,371	$1,430
Commercial real estate
Owner occupied	4,541	-	4,541
Non owner occupied	3,135	1,641	4,776
Commercial and industrial	42	897	939
Consumer	11	1	12
All other	-	2,041	2,041
Total	$7,788	$5,951	$13,739

December 31, 2010	TDR’s on Non-accrual	Other TDR’s	Total TDR’s

Residential real estate	$-	$1,078	$1,078
Commercial real estate
Owner occupied	-	365	365
Non owner occupied	-	511	511
Commercial and industrial	-	292	292
Consumer	-	3	3
All other	-	390	390
Total	$-	$2,639	$2,639

At December 31, 2011, $238,000 in specific reserves was allocated to loans that had restructured terms.  At December 31, 2010 $5,000 in specific reserves was allocated to loans that had restructured terms.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010, and 2009
(Dollars in Thousands, Except Per Share Data)

NOTE  5 – LOANS (Continued)

The following table presents TDR’s that occurred during the year ended December 31, 2011:

	Year ended December 31, 2011
Loan Class	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Residential real estate	1	$827	$827
Commercial real estate
Owner occupied	1	4,541	4,541
Non-owner occupied	2	4,689	4,689
Commercial and industrial	2	894	894
All other	1	2,041	2,041
Total	7	$12,992	$12,992

The troubled debt restructurings described above increased the allowance for loan losses by $178 during the year ended December 31, 2011.

During the year ended December 31, 2011, there were no TDR’s for which there as a payment default within twelve months following the modification.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010, and 2009
(Dollars in Thousands, Except Per Share Data)

NOTE  5 – LOANS (Continued)

Credit Quality Indicators:

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as:  current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.  The Company analyzes non-homogeneous loans, such as commercial, commercial real estate, multifamily residential and commercial purpose loans secured residential real estate, on a monthly basis.  For consumer loans, including consumer loans secured by residential real estate, the analysis involves monitoring the performing status of the loan.  At the time such loans become past due by 30 days or more, the Company evaluates the loan to determine if a change in risk category is warranted. The Company uses the following definitions for risk ratings:

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

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010, and 2009
(Dollars in Thousands, Except Per Share Data)

NOTE  5 – LOANS (Continued)

As of December 31, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

Loan Class	Pass	Special Mention	Substandard	Doubtful	Total Loans

Residential real estate	$198,865	$8,105	$14,731	$55	$221,756
Multifamily real estate	16,798	2,218	15,319	-	34,335
Commercial real estate:
Owner occupied	79,753	5,377	16,600	134	101,864
Non-owner occupied	146,305	4,883	15,352	-	166,540
Commercial and industrial	58,158	8,675	10,095	32	76,960
Consumer	29,753	198	102	37	30,090
All other	43,485	1,052	14,064	777	59,378

Total	$573,117	$30,508	$86,263	$1,035	$690,923

As of December 31, 2010, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

Loan Class	Pass	Special Mention	Substandard	Doubtful	Total Loans

Residential real estate	$210,519	$13,696	$9,091	$207	$233,513
Multifamily real estate	24,231	5,955	10,851	-	41,037
Commercial real estate:
Owner occupied	79,147	11,024	16,373	380	106,924
Non-owner occupied	136,019	3,086	16,734	-	155,839
Commercial and industrial	56,842	17,112	8,524	113	82,591
Consumer	32,537	233	113	43	32,926
All other	57,106	4,336	11,119	573	73,134

Total	$596,401	$55,442	$72,805	$1,316	$725,964

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010, and 2009
(Dollars in Thousands, Except Per Share Data)

NOTE 6 – PREMISES AND EQUIPMENT

Year-end premises and equipment were as follows:

	2011	2010
Land and improvements	$3,614	$3,624
Buildings and leasehold improvements	13,404	13,269
Furniture and equipment	8,433	7,701
	25,451	24,594
Less: accumulated depreciation	(9,096)	(8,028)
	$16,355	$16,566

Operating Leases: The Company leases certain branch and other properties as well as some equipment under operating leases.  Some leases provide for periodic rate adjustments based on cost-of-living index changes. Rent expense, net of rental income, was $1,162, $1,131 and $506 for 2011, 2010, and 2009.  Rent commitments, before considering renewal options that generally are present, were as follows:

2012	$1,219
2013	410
2014	154
2015	114
2016 and thereafter	76
$1,973

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010, and 2009
(Dollars in Thousands, Except Per Share Data)

NOTE  7 – GOODWILL AND OTHER INTANGIBLE ASSETS

The change in the balance for goodwill during the year is as follows:

	2011	2010	2009
Beginning of year	$29,875	$28,724	$28,543
Acquired goodwill and other adjustments	-	1,151	181
Impairment	-	-	-
End of year	$29,875	$29,875	$28,724

Acquired intangible assets at December 31, 2011 and 2010 were as follows.

	2011		2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Core deposit intangible	$5,355	$(1,962)	$5,355	$(1,170)

Aggregate intangible amortization expense was $792 for 2011, $618 for 2010 and $348 for 2009.

Estimated amortization expense for each of the next five years:

2012	$672
2013	599
2014	575
2015	575
2016 and thereafter	972
$3,393

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010, and 2009
(Dollars in Thousands, Except Per Share Data)

NOTE  8 – DEPOSITS

At December 31, 2011 the scheduled maturities of time deposits are as follows:

2012	$251,321
2013	67,003
2014	24,163
2015	25,639
2016 and thereafter	19,631
$387,757

Certain directors and executive officers of the Banks and companies in which they have beneficial ownership were deposit customers of the Banks during 2011 and 2010.  The balance of such deposits at December 31, 2011 and 2010 were approximately $12,238 and $20,696.

NOTE 9 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase generally mature within one to ninety days from the transaction date.  Information concerning securities sold under agreements to repurchase is summarized as follows:

	2011	2010
Year-end balance	$23,205	$29,637
Average balance during the year	$24,535	$24,001
Average interest rate during the year	0.64%	0.71%
Maximum month-end balance during the year	$31,796	$30,837
Weighted average interest rate at year-end	0.49%	0.67%

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010, and 2009
(Dollars in Thousands, Except Per Share Data)

NOTE 10 – FEDERAL HOME LOAN BANK ADVANCES

The Banks own stock of the Federal Home Loan Bank of Cincinnati, Ohio (FHLB-Cin), and Federal Home Loan Bank of Pittsburgh, Pennsylvania (FHLB-Pitt). This stock allows the Banks to borrow advances from the FHLB.

At year-end, advances from these Federal Home Loan Banks were as follows:

	2011	2010
Payments due at maturity in March 2012, fixed rate at 1.81%	$10,042	$10,291
Payments due monthly with maturity in July 2012, fixed rate at 4.40%	41	205
Overnight borrowed funds	-	2,400
	$10,083	$12,896

Advances are secured by the FHLB stock, certain pledged investment securities and substantially all single family first mortgage loans of the participating Banks.  Principal payments on all FHLB advances are due during the year ending December 31, 2012.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010, and 2009
(Dollars in Thousands, Except Per Share Data)

NOTE 11 – NOTES PAYABLE AND OTHER BORROWED FUNDS

On April 30, 2008, the Company executed and delivered to First Guaranty Bank of Hammond, Louisiana a Promissory Note and Business Loan Agreement dated April 30, 2008 for the principal amount of $11,550, bearing interest floating daily at the “Wall Street Journal” prime rate (the “Index”) minus 1.00% and requiring 59 monthly principal payments of $50 and one final payment of $8.6 million due at maturity on April 30, 2013.  On December 31, 2009, the Company executed and delivered to First Guaranty Bank a modification agreement whereby the interest rate would fixed at 3.96% through the remaining maturity of the note.  The note is secured by a pledge of 25% of Premier’s interest in Premier Bank (a wholly owned subsidiary) under Commercial Pledge Agreement modified on May 3, 2011.  The proceeds of this note were used to fund the $9,000 of cash needed to purchase Traders Bankshares, Inc. and to refinance the remaining $2,550 balance of Premier’s outstanding note with First Guaranty Bank dated January 31, 2006. Premier’s chairman owns approximately 27.6% of the voting stock of First Guaranty Bank and is the chairman of its board of directors.  Premier’s board of directors reviewed the loan and authorized the Company to enter into the loan transaction.  The outstanding principal balance on the borrowing at December 31, 2011 was $8,330.

In conjunction with the modification agreement with First Guaranty Bank, the Company executed and delivered a Promissory Note and Business Loan Agreement dated December 31, 2009 establishing a line of credit in the principal amount of $1,000, bearing interest floating daily at the “Wall Street Journal” prime rate (initially 3.25%), with a floor of 4.50%.  Under the terms of the Promissory Note, the Company may request and receive advances from First Guaranty Bank from time to time, but the aggregate outstanding principal balance under the Promissory Note at any time shall not exceed $1,000, and the right to request and receive monies from First Guaranty Bank shall cease and terminate on June 30, 2011.  At June 30, 2011, the line of credit was extended to June 30, 2012 and the principal amount was increased to $2,000.  Accrued interest on amounts outstanding is payable monthly, and any amounts outstanding are payable on demand or on June 30, 2012.  The Promissory Note is secured by a pledge of 25% of Premier’s interest in Premier Bank (a wholly owned subsidiary) under a Commercial Pledge Agreement dated June 30, 2011.  At December 31, 2011, the Company had no outstanding debt on this line of credit from First Guaranty Bank.

On December 30, 2009, the Company executed and delivered to First Sentry Bank, of Huntington, West Virginia a Promissory Note and Business Loan Agreement dated December 30, 2009 establishing a line of credit in the principal amount of $5,000, bearing interest floating daily at the “Wall Street Journal” prime rate (initially 3.25%) plus 0.50%, with a floor of 5.00%.  Under the terms of the Promissory Note, Premier may request and receive advances from First Sentry Bank from time to time, but the aggregate outstanding principal balance under the Promissory Note at any time shall not exceed $5,000 and the right to request and receive monies from First Sentry Bank shall cease and terminate on December 30, 2010.  On December 30, 2010

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010, and 2009
(Dollars in Thousands, Except Per Share Data)

NOTE 11 – NOTES PAYABLE AND OTHER BORROWED FUNDS (Continued)

and again on December 30, 2011, the line of credit was extended for successive one year periods under the same terms.  Accrued interest on amounts outstanding is payable monthly, and any amounts outstanding are payable on demand or on December 30, 2012.  The Promissory Note is secured by a pledge of Premier’s 100% interest in Ohio River Bank (a wholly owned subsidiary) under a Commercial Pledge Agreement dated December 30, 2009.  At the time of the execution of these agreements, Premier had no outstanding debt to First Sentry Bank.  At December 31, 2011, Premier had no outstanding debt to First Sentry Bank.

On September 8, 2010, the Company executed and delivered to The Bankers’ Bank of Kentucky, Inc. of Frankfort, Kentucky (“Bankers’ Bank”) a Term Note and Business Loan Agreement dated September 8, 2010 in the principal amount of $11,300, bearing interest floating daily at the “JP Morgan Chase” prime rate with a minimum rate of 4.50% (initially 4.50%) and requiring 120 monthly principal payments of $94 plus interest.  The note is secured by a pledge of Premier’s 100% interest in Citizens Deposit Bank and Trust, Inc. (a wholly owned subsidiary) and Premier’s 100% interest in Farmers-Deposit Bank, Eminence, Kentucky (a wholly owned subsidiary) under a Stock Pledge and Security Agreement dated September 8, 2010.  The proceeds of this note were used to pay off the remaining $2,904 balance on Premier’s $6,500 Term Note with the Bankers’ Bank, pay off the $2,400 balance on Premier’s $4,300 Line of Credit with the Bankers’ Bank and provide a $6,000 capital injection into Citizens Deposit Bank and Trust (“Citizens”), Premier’s wholly owned subsidiary, to facilitate Citizens’ purchase of four branches from Integra Bank National Association.  The outstanding principal balance on the borrowing at December 31, 2011 was $9,800.

Scheduled principal payments due on the bank borrowings subsequent to December 31, 2011 are as follows:

2012	$1,730
2013	8,860
2014	1,130
2015	1,130
2016	1,130
Thereafter	4,150
$18,130

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010, and 2009
(Dollars in Thousands, Except Per Share Data)

NOTE 12 – INCOME TAXES

The components of the provision (benefit) for income taxes are as follows:

	2011	2010	2009
Current	$376	$2,031	$1,727
Deferred	4,099	2,041	1,327
Change in valuation allowance	(675)	(255)	(120)
Provision for income taxes	$3,800	$3,817	$2,934

The Company’s deferred tax assets and liabilities at December 31 are shown below.

	2011	2010
Deferred tax assets
Allowance for loan losses	$3,497	$3,228
Purchase accounting adjustments	5,470	8,569
Net operating loss carryforward	2,076	2,495
Write-downs of other real estate owned	424	168
Taxable income on non-accrual loans	841	1,232
Security writedown	253	289
Unrealized loss on investment securities	-	739
Accrued expenses	157	150
Other	22	17
Total deferred tax assets	12,740	16,887

Deferred tax liabilities
Amortization of intangibles	$(4,052)	$(3,527)
Depreciation	(1,009)	(1,077)
Federal Home Loan Bank dividends	(382)	(370)
Deferred loan fees	(450)	(297)
Unrealized gain on investment securities	(2,583)	-
Other	(267)	(198)
Total deferred tax liabilities	(8,743)	(5,469)

Valuation allowance on deferred tax assets	-	(675)
Net deferred taxes	$3,997	$10,743

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010, and 2009
(Dollars in Thousands, Except Per Share Data)

NOTE 12 – INCOME TAXES (Continued)

At December 31, 2011 the Company had federal net operating loss carryforwards of $3,714 and various state net operating loss carryforwards of $14,961 which begin to expire in 2022.  The deductibility of these net operating losses is limited under IRC Sec. 382.

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

Due to statutory law changes and a change in expectations of future taxable income, the Company reversed a valuation allowance against its District of Columbia net operating loss carryforward in 2011. Due to a change in expectations of future taxable income, the Company reversed a valuation allowance against its West Virginia net operating loss carryforward in 2010.

An analysis of the differences between the effective tax rates and the statutory U.S. federal income tax rate is as follows:

	2011		2010		2009
U.S. federal income tax rate	$3,729	34.0%	$4,416	34.0%	$4,098	34.0%
Changes from the statutory rate
State income taxes, net	208	1.9	239	1.9	-	-
Bargain purchase gain recorded on tax-exempt acquisition	-	-	-	-	(1,208)	(10.0)
Change in valuation allowance, net	(675)	(6.1)	(255)	(2.0)	-	-
Tax-exempt interest income	(194)	(1.8)	(209)	(1.6)	(165)	(1.4)
Non-deductible interest expense related to carrying tax-exempt interest earning assets	8	0.1	11	0.1	12	0.1
Non-deductible stock compensation expense	36	0.3	18	0.1	17	0.1
State deferred rate change, net	1,012	9.2	(377)	(2.9)	-	-
Non-deductible acquisition expenses	-	-	-	-	172	1.4
Tax credits, net	(49)	(0.4)	(49)	(0.4)	(49)	(0.4)
Other	(275)	(2.5)	23	0.2	57	0.5
	$3,800	34.7%	$3,817	29.4%	$2,934	24.3%

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010, and 2009
(Dollars in Thousands, Except Per Share Data)

NOTE 12 – INCOME TAXES (Continued)

Unrecognized Tax Benefits: The Company does not have any beginning or ending unrecognized tax benefits. The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.  There were no interest and penalties recorded in the income statement or accrued for the year ended December 31, 2011, 2010 and 2009 related to unrecognized tax benefits.

The Company and its subsidiaries file a consolidated U.S. Corporation income tax return and a combined return in the state of West Virginia and the District of Columbia. The Company also files a corporate income tax return in the state of Kentucky.  The Company is no longer subject to examination by taxing authorities for years before 2008.  A federal examination of the tax years 2001 - 2003 was completed in 2005 with no material adjustments.

NOTE 13 – EMPLOYEE BENEFIT PLANS

The Company has qualified profit sharing plans that cover substantially all employees. Contributions to the plans consist of a Company match and additional amounts at the discretion of the Company’s Board of Directors.  Total contributions to the plans were $385, $392 and $320 in 2011, 2010, and 2009.

NOTE 14 – STOCK COMPENSATION EXPENSE

In 2002, the Company registered 500,000 shares of its common stock to be reserved for stock based incentive programs (“the 2002 Plan”).  From time to time the Company grants stock options to its employees.  The Company estimates the fair value of the options at the time they are granted to employees and expenses that fair value over the vesting period of the option grant.

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

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010, and 2009
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

Compensation expense of $106, $53 and $51 was recorded for the years ended December 31, 2011, 2010, and 2009, respectively.  Stock-based compensation expense is recognized ratably over the requisite service period for all awards. Unrecognized stock-based compensation expense related to stock options totaled $89 at December 31, 2011. This unrecognized expense is expected to be recognized over the next 26 months based on the vesting periods of the options.

No options were exercised during the past three year period ending December 31, 2011.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010, and 2009
(Dollars in Thousands, Except Per Share Data)

NOTE 14 – STOCK COMPENSATION EXPENSE (Continued)

A summary of the Company’s stock option activity is as follows:

	----------2011----------		----------2010----------		----------2009----------
		Weighted Average Exercise		Weighted Average Exercise		Weighted Average Exercise
	Options	Price	Options	Price	Options	Price
Outstanding at beginning of year	255,649	$10.77	212,449	$11.18	181,916	$12.47
Grants	102,000	6.95	47,700	8.90	47,100	6.55
Exercises	-	-	-	-	-	-
Forfeitures or expired	(6,700)	9.10	(4,500)	10.47	(16,567)	12.25
Outstanding at year-end	350,949	$9.69	255,649	$10.77	212,449	$11.18

Exercisable at year-end	206,727	$11.36	165,699	$11.89	127,630	$12.27
Weighted average remaining life	6.4		6.3		6.7

Options outstanding at year-end are expected to fully vest.

Additional information regarding stock options outstanding and exercisable at December 31, 2011 is provided in the following table:

	- - - - - - - - Outstanding - - - - - - - -			- - - - - - - - Currently Exercisable - - - - - - - -
Range of Exercise Prices	Number	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value

$6.50 to $10.00	226,316	$7.53	$-	82,094	4.8	$7.94	$-
$10.01 to $12.50	28,333	11.62	-	28,333	3.1	11.62	-
$12.51 to $15.00	68,800	13.47	-	68,800	5.7	13.47	-
$15.01 to $17.50	27,500	16.00	-	27,500	4.1	16.00	-
Outstanding at December 31, 2011	350,949	9.69	$-	206,727	4.8	11.36	$-

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010, and 2009
(Dollars in Thousands, Except Per Share Data)

NOTE 15 – RELATED PARTY TRANSACTIONS

During 2011, 2010 and 2009, the Company paid approximately $562, $508, and $439 for printing, supplies, statement rendering, furniture, and equipment to a company affiliated by common ownership.  The Company also paid another affiliate approximately $863, $889, and $632 in 2011, 2010 and 2009 to permit the Company’s employees to participate in that entity’s employee medical benefit plan.

During 2011, 2010 and 2009, the Company paid approximately $52, $52, and $52 to lease its headquarters facility at 2883 Fifth Avenue, Huntington, West Virginia from River City Properties, LLC, an entity 12.5% owned by the Company’s Chairman of the Board.

NOTE 16 – EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the earnings per common share and earnings per common share assuming dilution computations for 2011, 2010 and 2009 is presented below:

	2011	2010	2009
Basic earnings per share
Income available to common stockholders	$5,947	$7,923	$8,985
Weighted average common shares outstanding	7,937,143	7,937,143	6,782,037
Earnings per share	$0.75	$1.00	$1.32

Diluted earnings per share
Income available to common stockholders	$5,947	$7,923	$8,985
Weighted average common shares outstanding	7,937,143	7,937,143	6,782,037
Add dilutive effects of potential additional common stock	97,936	185,559	20,072
Weighted average common and dilutive potential common shares outstanding	8,035,079	8,122,702	6,802,109
Earnings per share assuming dilution	$0.74	$0.98	$1.32

Stock options for 312,449, 213,049, and 212,449 shares of common stock were not considered in computing diluted earnings per share for 2011, 2010, and 2009 because they were antidilutive.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010, and 2009
(Dollars in Thousands, Except Per Share Data)

NOTE  17 – FAIR VALUE

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
December 31, 2011, 2010, and 2009
(Dollars in Thousands, Except Per Share Data)

NOTE  17 – FAIR VALUE (Continued)

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at December 31, 2011 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale
Mortgage-backed securities
U. S. agency MBS - residential	$40,255	$-	$40,255	$-
U. S. agency CMO’s	205,738	-	205,738	-
Total mortgage-backed securities of government sponsored agencies	245,993	-	245,993	-
U. S. government sponsored agency securities	18,141	-	18,141	-
Obligations of states and political subdivisions	9,650	-	9,510	140
Other securities	4,695	-	4,695	-
Total available for sale	$278,479	$-	$278,339	$140

		Fair Value Measurements at December 31, 2010 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale
Mortgage-backed securities
U. S. agency MBS - residential	$38,720	$-	$38,720	$-
U. S. agency CMO’s	148,784	-	148,784	-
Total mortgage-backed securities of government sponsored agencies	187,504	-	187,504	-
U. S. government sponsored agency securities	52,427	-	52,427	-
Obligations of states and political subdivisions	10,306	-	10,166	140
Other securities	6,283	-	6,283	-
Total available for sale	$256,520	$-	$256,380	$140

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010, and 2009
(Dollars in Thousands, Except Per Share Data)

NOTE  17 – FAIR VALUE (Continued)

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2011 and 2010:

Securities Available-for-sale
	Year Ended Dec. 31, 2011	Year Ended Dec. 31, 2010
Balance of recurring Level 3 assets at beginning of period	$140	$140
Total gains or losses (realized/unrealized):
Included in earnings – realized	-	-
Included in earnings – unrealized	-	-
Included in other comprehensive income	-	-
Purchases, sales, issuances and settlements, net	-	-
Transfers in and/or out of Level 3	-	-
Balance of recurring Level 3 assets at year-end	$140	$140

The carrying amount and estimated fair values of financial instruments at year end were as follows:

	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and due from banks	$72,056	$72,056	$98,650	$98,650
Federal funds sold	10,832	10,832	23,598	23,598
Securities available for sale	278,479	278,479	256,520	256,520
Loans held for sale	70	70	1,477	1,477
Loans, net	681,128	675,616	716,099	715,992
Federal Home Loan Bank and Federal Reserve Bank stock	5,216	n/a	7,096	n/a
Interest receivable	3,497	3,497	3,742	3,742

Financial liabilities
Deposits	$(925,078)	$(929,796)	$(985,291)	$(986,261)
Securities sold under agreements to repurchase	(23,205)	(23,205)	(29,637)	(29,637)
Federal Home Loan Bank advances	(10,083)	(10,141)	(12,896)	(13,045)
Other borrowed funds	(18,130)	(18,101)	(20,178)	(20,148)
Interest payable	(712)	(712)	(899)	(899)

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010, and 2009
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
December 31, 2011, 2010, and 2009
(Dollars in Thousands, Except Per Share Data)

NOTE  17 – FAIR VALUE (Continued)

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at December 31 2011 Using
	Dec 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Residential Real Estate	$4,297	$-	$-	$4,297
Commercial Real Estate
Owner Occupied	1,168	-	-	1,168
Non-owner Occupied	1,269	-	-	1,269
Commercial and Industrial	1,038	-	-	1,038
All Other	4,386	-	-	4,389
Total impaired loans	12,158	$-	$-	$12,158

Other real estate owned:
Residential Real Estate	$1,608	$-	$-	$1,608
Commercial Real Estate
Owner Occupied	701	-	-	701
Non-owner Occupied	2,931	-	-	2,931
Commercial and Industrial	55	-	-	55
All Other	8,788	-	-	8,788
Total OREO	$14,083	$-	$-	$14,083

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010, and 2009
(Dollars in Thousands, Except Per Share Data)

NOTE  17 – FAIR VALUE (Continued)

		Fair Value Measurements at December 31, 2010 Using
	Dec 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired Loans:
Residential Real Estate	$149	$-	$-	$149
Commercial Real Estate
Owner Occupied	2,892	-	-	2,892
Non-owner Occupied	6,496	-	-	6,496
Commercial and Industrial	3,318	-	-	3,318
Consumer	20	-	-	20
All Other	2,000	-	-	2,000
Total impaired loans	$14,875	$-	$-	$14,875

Other real estate owned
Residential Real Estate	$818	$-	$-	$818
Multifamily Real Estate	3,385	-	-	3,385
Commercial Real Estate
Owner Occupied	352	-	-	352
Non-owner Occupied	2,778	-	-	2,778
Commercial and Industrial	66	-	-	66
All Other	3,850	-	-	3,850
Total OREO	$11,249	$-	$-	$11,249

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $15,205 at December 31, 2011 with a valuation allowance of $3,047 and a carrying amount of $17,397 at December 31, 2010 with a valuation allowance of $2,522, resulting in a provision for loan losses of $525 for the year ended December 31, 2011, compared to a $1,243 provision for loan losses for the year ended December 31, 2010.

Other real estate owned measured at fair value less costs to sell, had a net carrying amount of $14,083, which is made up of the outstanding balance of $15,288, net of a valuation allowance of $1,205 at December 31, 2011, resulting in write downs of $795 for the year ended December 31, 2011. At December 31, 2010, other real estate owned had a net carrying amount of $11,249, made up of the outstanding balance of $11,659 net of a $410 valuation allowance.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010, and 2009
(Dollars in Thousands, Except Per Share Data)

NOTE 18 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Banks are parties to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of their customers.  These financial instruments include standby letters of credit and commitments to extend credit in the form of unused lines of credit. The Banks use the same credit policies in making commitments and conditional obligations as they do for on-balance sheet instruments.  In addition, the Banks offer a service whereby deposit customers for a fee are permitted to overdraw their accounts up to a certain deminimus amount, also known as “courtesy overdraft protection”.  The aggregate unused portion of “overdraft protection” was $11,675 and $11,224 at December 31, 2011 and 2010.

At December 31, 2011 and 2010, the Banks had the following financial instruments whose approximate contract amounts represent credit risk:

	2011	2010
Standby letters of credit	$7,479	$8,070

Commitments to extend credit
Fixed	$14,916	$13,033
Variable	43,695	35,169

Standby letters of credit represent conditional commitments issued by the Banks to guarantee the performance of a third party.  The credit risk involved in issuing these letters of credit is essentially the same as the risk involved in extending loans to customers.  Collateral held varies but primarily includes real estate and certificates of deposit.  Some letters of credit are unsecured.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Outstanding commitments are at current market rates.  Fixed rate loan commitments have interest rates ranging from 2.25% to 21.00%. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Banks evaluate each customer’s creditworthiness on a case-by-case basis. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Collateral held varies but may include accounts receivable, inventory, property and equipment, and income producing properties.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010, and 2009
(Dollars in Thousands, Except Per Share Data)

NOTE 19 - LEGAL PROCEEDINGS

Legal proceedings involving the Company and its subsidiaries periodically arise in the ordinary course of business, including claims by debtors and their related interests against the Company’s subsidiaries following initial collection proceedings. These legal proceedings sometimes can involve claims for substantial damages.  At December 31, 2011 management is unaware of any legal proceedings for which the expected outcome would have a material adverse effect upon the consolidated financial statements of the Company.

NOTE 20 - STOCKHOLDERS’ EQUITY

The Company’s principal source of funds for dividend payments is dividends received from the subsidiary Banks.  Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies.  Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, as defined, combined with the retained net profits of the preceding two years, subject to the capital requirements and additional restrictions as discussed below.  During 2012 the Banks could, without prior approval, declare dividends to Premier of approximately $7.4 million plus any 2012 net profits retained to the date of the dividend declaration.

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

These quantitative measures established by regulation to ensure capital adequacy require the Company and Banks to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2011 the Company and the Banks meet all quantitative capital adequacy requirements to which they are subject.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010, and 2009
(Dollars in Thousands, Except Per Share Data)

NOTE 20 - STOCKHOLDERS’ EQUITY (Continued)

As of December 31, 2011, the most recent notification from each of the Banks’ primary Federal regulators categorized the subsidiary Banks as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Banks must maintain minimum Total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table.  There are no conditions or events since that notification that management believes have changed the Banks’ categories.

The July 29, 2010 Written Agreement between the Premier, the FRB and the Virginia Bureau requires Premier to obtain prior written approval of the FRB and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System for declaring or paying any dividends, and also requires prior written approval of the FRB before incurring, increasing or guaranteeing any debt or purchasing or redeeming any shares of its stock.  See Note 2 above for additional details on the Written Agreement.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010, and 2009
(Dollars in Thousands, Except Per Share Data)

NOTE 20 - STOCKHOLDERS’ EQUITY (Continued)

The Company’s and the subsidiary Banks’ capital amounts and ratios as of December 31, 2011 are presented in the table below.

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
2011	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets):
Consolidated (1)	$118,147	17.2%	$54,817	8%	$68,522	10%
Premier Bank, Inc.	88,431	19.2	36,944	8	46,180	10
Citizens Deposit Bank	18,676	14.9	10,013	8	12,517	10
Farmers Deposit Bank	6,899	16.6	3,316	8	4,145	10
Ohio River Bank	8,783	17.1	4,110	8	5,137	10

Tier I Capital (to Risk-Weighted Assets):
Consolidated (1)	$109,567	16.0%	$27,409	4%	$41,113	6%
Premier Bank, Inc.	82,645	17.9	18,472	4	27,708	6
Citizens Deposit Bank	17,375	13.9	5,007	4	7,510	6
Farmers Deposit Bank	6,376	15.4	1,658	4	2,487	6
Ohio River Bank	8,141	15.9	2,055	4	3,082	6

Tier I Capital (to Average Assets):
Consolidated (1)	$109,567	10.0%	$43,799	4%	$54,749	5%
Premier Bank, Inc.	82,645	11.3	29,249	4	36,558	5
Citizens Deposit Bank	17,375	8.3	8,375	4	10,469	5
Farmers Deposit Bank	6,376	11.5	2,227	4	2,784	5
Ohio River Bank	8,141	8.6	3,780	4	4,725	5

(1) Consolidated company is not subject to Prompt Corrective Action Provisions
(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010, and 2009
(Dollars in Thousands, Except Per Share Data)

NOTE 20 - STOCKHOLDERS’ EQUITY (Continued)

The Company’s and the subsidiary Banks’ capital amounts and ratios as of December 31, 2010 are presented in the table below.

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
2010	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets):
Consolidated (1)	$107,567	15.3%	$56,200	8%	$70,250	10%
Premier Bank, Inc. (2)	84,342	17.5	38,481	8	48,101	10
Citizens Deposit Bank	17,329	14.0	9,909	8	12,387	10
Farmers Deposit Bank	6,635	15.9	3,332	8	4,165	10
Ohio River Bank	8,539	15.6	4,387	8	5,483	10

Tier I Capital (to Risk-Weighted Assets):
Consolidated (1)	$98,772	14.1%	$28,100	4%	$42,150	6%
Premier Bank, Inc. (2)	79,174	16.5	19,240	4	28,860	6
Citizens Deposit Bank	16,193	13.1	4,955	4	7,432	6
Farmers Deposit Bank	6,102	14.7	1,666	4	2,499	6
Ohio River Bank	7,934	14.5	2,193	4	3,290	6

Tier I Capital (to Average Assets):
Consolidated (1)	$98,772	8.5%	$46,486	4%	$58,107	5%
Premier Bank, Inc. (2)	79,174	9.9	32,074	4	40,093	5
Citizens Deposit Bank	16,193	8.1	7,935	4	9,919	5
Farmers Deposit Bank	6,102	10.5	2,324	4	2,905	5
Ohio River Bank	7,934	8.4	3,761	4	4,701	5

(1) Consolidated company is not subject to Prompt Corrective Action Provisions
(2) Premier Bank, Inc. was formed on April 9, 2011 as a result of the merger of Boone County Bank, First Central Bank, Traders Bank, Adams National Bank and Consolidated Bank and Trust. December 31, 2010 amounts and ratios are on a pro forma combined basis.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010, and 2009
(Dollars in Thousands, Except Per Share Data)

NOTE 21 - PARENT COMPANY FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS
December 31
	2011	2010
ASSETS
Cash	$7,795	$5,780
Investment in subsidiaries	152,819	145,894
Premises and equipment	140	129
Other assets	1,981	631

Total assets	$162,735	$152,434

LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$598	$860
Other borrowed funds	18,130	20,177
Total liabilities	18,728	21,037

Stockholders’ equity
Preferred stock	21,949	21,841
Common stock	71,571	71,465
Retained earnings	45,474	39,526
Accumulated other comprehensive income (loss)	5,013	(1,435)
Total stockholders’ equity	144,007	131,397

Total liabilities and stockholders’ equity	$162,735	$152,434

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010, and 2009
(Dollars in Thousands, Except Per Share Data)

NOTE 21 - PARENT COMPANY FINANCIAL STATEMENTS (Continued)

Condensed Statement of Operations
Years Ended December 31
	2011	2010	2009
Income
Dividends from subsidiaries	$6,165	$5,860	$7,730
Interest and dividend income	23	24	47
Gain on bargain purchase of subsidiary	-	-	3,552
Other income	1,132	1,016	801
Total income	7,320	6,900	12,130

Expenses
Interest expense	852	698	488
Salaries and employee benefits	1,952	1,780	1,558
Professional fees	113	142	563
Other expenses	1,079	1,187	855
Total expenses	3,996	3,807	3,464

Income before income taxes and equity in undistributed income of subsidiaries	3,324	3,093	8,666

Income tax (benefit)	(1,034)	(1,405)	(838)

Income before equity in undistributed income of subsidiaries	4,358	4,498	9,504
Equity in undistributed income (excess distributions) of subsidiaries	2,810	4,674	(386)
Net income	$7,168	$9,172	$9,118

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010, and 2009
(Dollars in Thousands, Except Per Share Data)

NOTE 21 - PARENT COMPANY FINANCIAL STATEMENTS (Continued)

Condensed Statement of Cash Flows
Years Ended December 31
	2011	2010	2009
Cash flows from operating activities
Net income	$7,168	$9,172	$9,118
Adjustments to reconcile net income to net cash from operating activities
Depreciation	70	64	71
Stock compensation expense	106	53	51
Gain from sales of assets	-	(55)	-
Gain on bargain purchase	-	-	(3,552)
Dividends in excess of net income of subsidiaries	-	-	386
Equity in undistributed earnings of subsidiaries	(2,810)	(4,674)	-
Change in other assets	652	(199)	(203)
Change in other liabilities	(44)	150	(406)
Net cash from operating activities	5,142	4,511	5,465

Cash flows from investing activities
Cash from merger of subsidiaries	391	-	-
Additional investments in subsidiaries	-	(7,375)	(22,876)
Purchases of fixed assets, net of proceeds from asset sales	(81)	246	(23)
Net cash from investing activities	310	(7,129)	(22,899)

Cash flows from financing activities
Cash dividends on preferred stock	(1,390)	(835)	(133)
Cash dividends paid to shareholders	-	(1,746)	(2,982)
Issuance of preferred stock	-	-	22,252
Proceeds from borrowings	-	11,300	2,400
Payments on other borrowed funds	(2,047)	(7,150)	(1,933)
Net cash from financing activities	(3,437)	1,569	19,604

Net change in cash and cash equivalents	2,015	(1,049)	2,170

Cash and cash equivalents at beginning of year	5,780	6,829	4,659
Cash and cash equivalents at end of year	$7,795	$5,780	$6,829

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010, and 2009
(Dollars in Thousands, Except Per Share Data)

NOTE 22 - QUARTERLY FINANCIAL DATA (UNAUDITED)

				Earnings Per Share
	Interest Income	Net Interest Income	Net Income	Basic	Diluted
2011
First Quarter	$12,991	$10,749	$1,671	$0.17	$0.17
Second Quarter	13,508	11,372	1,029	0.09	0.09
Third Quarter	13,254	11,214	1,813	0.19	0.19
Fourth Quarter	12,782	10,873	2,655	0.30	0.30

2010
First Quarter	$13,617	$11,063	$2,313	$0.25	$0.24
Second Quarter	13,165	10,713	2,219	0.24	0.23
Third Quarter	13,052	10,670	2,105	0.23	0.22
Fourth Quarter	13,689	11,298	2,535	0.28	0.28

In 2011, interest income varied per quarter due to a random pattern of borrowers repaying commercial loans in full.  Due to weak loan demand, the proceeds from these loan payoffs were usually reinvested at significantly lower yields.  However, some of the loans paid off in full were either discounted at the time of their acquisition or were on the cost recovery method.  These loans, when paid in full, resulted in an increase in interest income as the purchase discount or any historical non-accrual interest paid was recognized immediately in income. The fluctuations in interest income resulted in similar fluctuations in net interest income and net income in 2011.  During 2011, net interest income was impacted positively by interest expense savings from continually lower market interest rates related to time deposits and transaction-based deposits.  Quarterly net income was generally lower in 2011 largely as a result of expenses incurred to convert the Premier’s core operating systems and ATM network to a single provider.  The increased net income in the fourth quarter of 2011 resulted from a decrease in net operating expenses primarily due to reduced FDIC insurance costs, higher gains on the disposition of other real estate owned, and lower conversion costs.

In 2010, the significantly higher interest income when compared to 2009, had a tendency to decrease with each successive quarter largely due to a random pattern of borrowers repaying commercial loans in full.  Due to weak loan demand, the proceeds from these loan payoffs were usually reinvested at significantly lower yields.  The increase in interest income in the fourth quarter of 2010 was largely due to increase in interest earning assets from the branch purchase on September 10, 2010 (see Note 23 below for additional details on the branch purchase).  The fluctuations in interest income resulted in similar fluctuations in net interest income and net income in 2010.  During 2010, net interest income was impacted positively by interest expense savings from continually lower market interest rates related to time deposits and transaction-based deposits.  The increased net interest income from the branch purchase combined with lower non-interest expenses during the fourth quarter of 2010 to result in higher quarterly net income and earnings per share.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010, and 2009
(Dollars in Thousands, Except Per Share Data)

NOTE 23- BRANCH PURCHASE

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

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010, and 2009
(Dollars in Thousands, Except Per Share Data)

NOTE 24 - ACQUISITIONS

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

Net assets acquired via the transaction is shown in the table below:

Abigail Adams
Cash and due from banks	$12,584
Federal funds sold	1,938
Securities available for sale	65,706
Loans, net	254,664
Goodwill and other intangible assets	1,712
Other assets	26,453
Total assets acquired	363,057

Deposits	(298,849)
Repurchase agreements	(16,433)
FHLB borrowings	(14,054)
Other borrowings	(17,650)
Other liabilities	(2,229)
Total liabilities assumed	(349,215)
Net assets acquired	$13,842

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010, and 2009
(Dollars in Thousands, Except Per Share Data)

NOTE 24 - ACQUISITIONS (Continued)

The results of operations of Abigail Adams are included in Premier’s consolidated statements of income beginning as of the October 1, 2009 acquisition date.  The following table presents pro forma condensed income statements as if the mergers had occurred at the beginning of 2009.  Since participation in the TARP Capital Purchase Program (see Note 25 below) was a condition precedent to the completion of the Abigail Adams merger, pro forma Series A Preferred Stock dividends are included for the full year 2009.

(Unaudited)
2009
Interest income	$57,507
Interest expense	13,600
Net interest income	43,907
Provision for loan losses	2,347
Net interest income after provision	41,560
Non-interest income	10,419
Non-interest expense	41,007
Income before income taxes	10,972
Income tax expense (benefit)	2,404
Net income	8,568
Dividends on preferred stock	1,211
Net income available to common stockholders	$7,357

Basic earnings per share	$0.99
Diluted earnings per share	0.99

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010, and 2009
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

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010, and 2009
(Dollars in Thousands, Except Per Share Data)

NOTE 25 - PREFERRED STOCK (Continued)

The U.S. Treasury has agreed not to exercise voting power with respect to any common stock issued to it upon exercise of the Warrant.  The common stock will be issued from authorized but unissued common stock and thus will dilute the interests of existing Premier common shareholders.  As of December 31, 2011, the Warrant has not yet been exercised.

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
December 31, 2011

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, we believe that, as of December 31, 2011, the Company’s internal control over financial reporting is effective based on those criteria.

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

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2011

/s/ Robert W. Walker	/s/ Brien M. Chase
Robert W. Walker, President and	Brien M. Chase, Senior Vice President
Chief Executive Officer	and Chief Financial Officer

Date: March 29, 2012	Date: March 29, 2012

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
December 31, 2011

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
December 31, 2011

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

.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2011

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

3.1(e)
Articles of Incorporation of registrant (reflecting amendments through September 29, 2009) [For SEC reporting compliance purposes only – not filed with Kentucky Secretary of State], filed as Exhibit 3.1(e) to Form 10-K filed on March 30, 2010 is incorporated herein by reference.

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
December 31, 2011

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

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2011

Exhibit Number	Description of Document
*** 10.18	Letter Agreement between registrant and Scot Kelley, executed on April 27, 2010.
*** 10.19	Letter Agreement between registrant and Katrina Whitt, executed on April 27, 2010.
10.20	Loan Modification and Extension Agreement with The Kentucky Bankers’ Bank, Inc. filed as Exhibit 10.1 to form 8-K filed December 15, 2009, is incorporated herein by reference.
10.21	Promissory Note to The Kentucky Bankers’ Bank, Inc. filed as Exhibit 10.2 to form 8-K filed on December 15, 2009, is incorporated herein by reference.
10.22	Change in Terms Agreement with First Guaranty Bank, Hammond, Louisiana, filed as Exhibit 10.1 to form 8-K filed January 4, 2010, is incorporated herein by reference.
10.23	Loan Agreement between Premier Financial Bancorp, Inc. and First Sentry Bank, Huntington, West Virginia, filed as Exhibit 10.1 to form 8-K filed January 6, 2010, is incorporated herein by reference.
10.24	Promissory Note to First Sentry Bank filed as Exhibit 10.2 to form 8-K filed January 6, 2010, is incorporated herein by reference.
10.25
Commercial Pledge Agreement between Premier Financial Bancorp, Inc. and First Sentry Bank, Huntington, West Virginia filed as Exhibit 10.3 to form 8-K filed January 6, 2010, is incorporated herein by reference.

10.26	Loan Agreement between Premier Financial Bancorp, Inc. and First Guaranty Bank, Hammond, Louisiana, filed as Exhibit 10.1 to form 8-K filed January 7, 2010, is incorporated herein by reference.
10.27	Promissory Note to First Guaranty Bank, Hammond, Louisiana, filed as Exhibit 10.2 to form 8-K filed January 7, 2010, is incorporated herein by reference.
10.28
Commercial Pledge Agreement between Premier Financial Bancorp, Inc. and First Guaranty Bank, Hammond, Louisiana filed as Exhibit 10.3 to form 8-K filed January 7, 2010, is incorporated herein by reference.

10.29
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

10.30	Loan Agreement between Premier Financial Bancorp, Inc. and The Kentucky Bankers’ Bank, Inc. filed as Exhibit 10.1 to form 8-K filed on September 9, 2010, is incorporated herein by reference.
10.31	Term Note to The Kentucky Bankers’ Bank, Inc. filed as Exhibit 10.2 to form 8-K filed on September 9, 2010, is incorporated herein by reference.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2011

Exhibit Number	Description of Document
10.32
Stock Pledge and Security Agreement between Premier Financial Bancorp, Inc. and The Kentucky Bankers’ Bank, Inc. filed as Exhibit 10.3 to form 8-K filed on September 9, 2010, is incorporated herein by reference.

10.33	Change in Terms Agreement with First Guaranty Bank, Hammond, Louisiana dated May 3, 2011.
10.34	Loan Agreement between Premier Financial Bancorp, Inc. and First Guaranty Bank, Hammond, Louisiana, filed as Exhibit 10.1 to form 8-K filed July 1, 2011, is incorporated herein by reference.
10.35	Promissory Note to First Guaranty Bank, Hammond, Louisiana, filed as Exhibit 10.2 to form 8-K filed July 1, 2011, is incorporated herein by reference.
10.36
Commercial Pledge Agreement between Premier Financial Bancorp, Inc. and First Guaranty Bank, Hammond, Louisiana filed as Exhibit 10.3 to form 8-K filed July 1, 2011, is incorporated herein by reference.

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
December 31, 2011

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PREMIER FINANCIAL BANCORP, INC.

By: /s/ Robert W. Walker, President
Robert W. Walker, President

Date: March 29, 2012

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ Robert W. Walker	Principal Executive and Director	March 29, 2012
Robert W. Walker

/s/ Brien M. Chase	Principal Financial and Accounting Officer	March 29, 2012
Brien M. Chase

/s/ Toney K. Adkins	Director	March 21, 2012
Toney K. Adkins

/s/ Hosmer A. Brown, III	Director	March 21, 2012
Hosmer A. Brown, III

/s/ Edsel Burns	Director	March 21, 2012
Edsel Burns

Director
E. V. Holder, Jr.

/s/ Keith F. Molihan	Director	March 21, 2012
Keith F. Molihan

/s/ Marshall T. Reynolds	Chairman of the Board	March 29, 2012
Marshall T. Reynolds

/s/ Neal Scaggs	Director	March 21, 2012
Neal Scaggs

/s/ Thomas W. Wright	Director	March 21, 2012
Thomas W. Wright