Form 10-Q
period 2012-03-31
PREMIER FINANCIAL BANCORP INC
filed 2012-05-15
CIK 887919

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Common stock, no par value, – 7,937,143 shares outstanding at May 1, 2012

PREMIER FINANCIAL BANCORP, INC.
MARCH 31, 2012

PREMIER FINANCIAL BANCORP, INC.
MARCH 31, 2012

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

The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America or those normally made in the registrant’s annual report on Form 10-K.  Accordingly, the reader of the Form 10-Q may wish to refer to the registrant’s Form 10-K for the year ended December 31, 2011 for further information in this regard.

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2012 AND DECEMBER 31, 2011
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	(UNAUDITED)
	2012	2011
ASSETS
Cash and due from banks	$29,256	$29,380
Interest bearing bank balances	51,894	42,676
Federal funds sold	10,295	10,832
Cash and cash equivalents	91,445	82,888
Securities available for sale	301,112	278,479
Loans held for sale	947	70
Loans	673,999	690,923
Allowance for loan losses	(10,311)	(9,795)
Net loans	663,688	681,128
Federal Home Loan Bank stock	5,216	5,216
Premises and equipment, net	16,370	16,355
Real estate and other property acquired through foreclosure	16,551	14,642
Interest receivable	3,453	3,497
Goodwill	29,875	29,875
Other intangible assets	3,220	3,393
Prepaid FDIC insurance premiums	942	1,167
Deferred taxes	3,084	3,997
Other assets	2,297	3,380
Total assets	$1,138,200	$1,124,087

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Non-interest bearing	$200,163	$196,125
Time deposits, $100,000 and over	153,982	155,208
Other interest bearing	594,070	573,745
Total deposits	948,215	925,078
Securities sold under agreements to repurchase	21,634	23,205
Federal Home Loan Bank advances	24	10,083
Other borrowed funds	17,613	18,130
Interest payable	657	712
Other liabilities	2,806	2,872
Total liabilities	990,949	980,080

Stockholders' equity
Preferred stock, no par value; $22,252 liquidation preference,
5% cumulative, 1,000,000 shares authorized; 22,252 shares issued and outstanding	21,977	21,949
Common stock, no par value; 20,000,000 shares authorized;
7,937,143 shares issued and outstanding	71,599	71,571
Retained earnings	47,998	45,474
Accumulated other comprehensive income	5,677	5,013
Total stockholders' equity	147,251	144,007
Total liabilities and stockholders' equity	$1,138,200	$1,124,087

See Accompanying Notes to Consolidated Financial Statements

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended March 31,
	2012	2011
Interest income
Loans, including fees	$12,337	$10,940
Securities available for sale
Taxable	1,791	1,936
Tax-exempt	56	62
Federal funds sold and other	32	53
Total interest income	14,216	12,991

Interest expense
Deposits	1,535	1,932
Repurchase agreements and other	26	47
FHLB advances and other borrowings	237	263
Total interest expense	1,798	2,242

Net interest income	12,418	10,749
Provision for loan losses	950	520
Net interest income after provision for loan losses	11,468	10,229

Non-interest income
Service charges on deposit accounts	830	888
Electronic banking income	488	449
Secondary market mortgage income	25	88
Other	174	186
	1,517	1,611
Non-interest expenses
Salaries and employee benefits	3,963	4,031
Occupancy and equipment expenses	1,181	1,236
Outside data processing	872	1,207
Professional fees	284	260
Taxes, other than payroll, property and income	155	193
Write-downs, expenses, sales of other real estate owned, net	214	84
Amortization of intangibles	173	210
Conversion expenses	-	379
FDIC insurance	242	508
Loan collection expenses	669	190
Other expenses	841	1,009
	8,594	9,307
Income before income taxes	4,391	2,533
Provision for income taxes	1,561	862

Net income	$2,830	$1,671

Preferred stock dividends and accretion	305	305
Net income available to common stockholders	$2,525	$1,366

Net income per share:
Basic	$0.32	$0.17
Diluted	0.31	0.17

See Accompanying Notes to Consolidated Financial Statements

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended March 31,
	2012	2011
Net income	$2,830	$1,671

Other comprehensive income:
Unrealized gains arising during the period	1,006	1,689
Net change in unrealized gain (loss) on securities	1,006	1,689
Less tax impact	342	574
Other comprehensive income:	664	1,115

Comprehensive income	$3,494	$2,786

See Accompanying Notes to Consolidated Financial Statements

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	2012	2011
Cash flows from operating activities
Net income	$2,830	$1,671
Adjustments to reconcile net income to net cash from operating activities
Depreciation	362	376
Provision for loan losses	950	520
Amortization (accretion), net	(1,665)	(334)
OREO writedowns (gains on sales), net	(54)	(16)
Stock compensation expense	28	17
Loans originated for sale	(3,327)	(4,375)
Secondary market loans sold	2,475	5,635
Secondary market income	(25)	(88)
Changes in :
Interest receivable	44	103
Other assets	1,879	329
Interest payable	(55)	(24)
Other liabilities	(66)	134
Net cash from operating activities	3,376	3,948

Cash flows from investing activities
Purchases of securities available for sale	(32,299)	(36,815)
Proceeds from maturities and calls of securities available for sale	10,255	13,208
Redemption of FRB and FHLB stock, (net of purchases)	-	59
Net change in loans	16,086	12,928
Purchases of premises and equipment, net	(377)	(144)
Proceeds from sales of other real estate acquired through foreclosure	727	359
Net cash from investing activities	(5,608)	(10,405)

Cash flows from financing activities
Net change in deposits	23,173	11,244
Preferred Stock dividends paid	(278)	-
Net change in short-term Federal Home Loan Bank advances	-	(2,400)
Repayment of Federal Home Loan Bank advances	(10,018)	(41)
Repayment of other borrowed funds	(517)	(510)
Net change in agreements to repurchase securities	(1,571)	(7,162)
Net cash from financing activities	10,789	1,131

Net change in cash and cash equivalents	8,557	(5,326)

Cash and cash equivalents at beginning of period	82,888	122,248

Cash and cash equivalents at end of period	$91,445	$116,922

See Accompanying Notes to Consolidated Financial Statements

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	2012	2011
Supplemental disclosures of cash flow information:
Cash paid during period for interest	$1,853	$2,266

Loans transferred to real estate acquired through foreclosure	2,582	145

See Accompanying Notes to Consolidated Financial Statements

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Premier Financial Bancorp, Inc. (the Company) and its wholly owned subsidiaries (the “Banks”):

				March 31, 2012
		Year	Total	Net Income
Subsidiary	Location	Acquired	Assets	Qtr
Citizens Deposit Bank & Trust	Vanceburg, Kentucky	1991	$217,222	$976
Farmers Deposit Bank	Eminence, Kentucky	1996	60,259	119
Ohio River Bank	Ironton, Ohio	1998	97,306	242
Premier Bank, Inc.	Huntington, West Virginia	1998	755,659	2,016
Parent and Intercompany Eliminations			7,754	(523)
Consolidated Total			$1,138,200	$2,830

All significant intercompany transactions and balances have been eliminated.

Recently Issued Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05, "Comprehensive Income (Topic 220) - Presentation of Comprehensive Income." The ASU requires entities to present items of net income and other comprehensive income either in one continuous statement - referred to as the statement of comprehensive income - or in two separate, but consecutive, statements of net income and other comprehensive income. The ASU is effective for the first interim period and annual period beginning after December 15, 2011. The adoption of this guidance did not  have a material impact upon the Company’s financial statements.

In May 2011, the FASB issued ASU No. 2011-04, "Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs." This ASU represents the converged guidance of the FASB and the IASB (the "Boards") on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term "fair value." The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs. Included in the ASU are requirements to disclose additional quantitative disclosures about unobservable inputs for all Level 3 fair value measurements, as well as qualitative disclosures about the sensitivity inherent in recurring Level 3 fair value measurements. The ASU is effective during interim and annual periods beginning after December 15, 2011. The adoption of this guidance did not have a material impact upon the Company’s financial statements.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  2 –SECURITIES

Amortized cost and fair value of investment securities, by category, at March 31, 2012 are summarized as follows:

2012	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
Mortgage-backed securities
U. S. sponsored agency MBS - residential	$38,935	$1,910	$(8)	$40,837
U. S. sponsored agency CMO’s - residential	206,978	5,234	(1)	212,211
Total mortgage-backed securities of government sponsored agencies	245,913	7,144	(9)	253,048
U. S. government sponsored agency securities	33,078	28	(155)	32,951
Obligations of states and political subdivisions	9,179	461	-	9,640
Other securities subdivisions	4,340	1,205	(72)	5,473
Total available for sale	$292,510	$8,838	$(236)	$301,112

Amortized cost and fair value of investment securities, by category, at December 31, 2011 are summarized as follows:

2011	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
Mortgage-backed securities
U. S. sponsored agency MBS - residential	$38,403	$1,856	$(4)	$40,255
U. S. sponsored agency CMO’s - residential	200,835	4,933	(30)	205,738
Total mortgage-backed securities of government sponsored agencies	239,238	6,789	(34)	245,993
U. S. government sponsored agency securities	18,114	58	(31)	18,141
Obligations of states and political subdivisions	9,193	457	-	9,650
Other securities subdivisions	4,338	440	(83)	4,695
Total available for sale	$270,883	$7,744	$(148)	$278,479

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  2–SECURITIES - continued

The amortized cost and fair value of securities at March 31, 2012 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available for sale
Due in one year or less	$1,050	$1,061
Due after one year through five years	21,185	21,349
Due after five years through ten years	20,585	20,719
Due after ten years	2,685	3,475
Corporate preferred securities	1,092	1,460
Mortgage-backed securities of government sponsored agencies	245,913	253,048
Total available for sale	$292,510	$301,112

Securities with unrealized losses at March 31, 2012 aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. government sponsored agency securities	$19,851	$(155)	$-	$-	$19,851	$(155)
U.S government sponsored agency MBS – residential	3,093	(8)	-	-	3,093	(8)
U.S government sponsored agency CMO – residential	3,693	(1)	-	-	3,693	(1)
Other securities	4	(72)	-	-	4	(72)

Total temporarily impaired	$26,641	$(236)	$-	$-	$26,641	$(236)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  2–SECURITIES - continued

Securities with unrealized losses at December 31, 2011 aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

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

The investment portfolio is predominately high quality interest-bearing debt securities with defined maturity dates backed by the U.S. Government or Government sponsored entities.  The unrealized losses at March 31, 2012 and December 31, 2011 are price changes resulting from changes in the interest rate environment and are not considered to be other than temporary declines in the value of the securities.  Their fair value is expected to recover as the bonds approach their maturity date and/or market conditions improve.

NOTE  3 - LOANS

Major classifications of loans at March 31, 2012 and December 31, 2011 are summarized as follows:

	2012	2011
Residential real estate	$218,260	$221,756
Multifamily real estate	33,237	34,335
Commercial real estate:
Owner occupied	101,607	101,864
Non owner occupied	163,869	166,540
Commercial and industrial	71,566	76,960
Consumer	28,751	30,090
All other	56,709	59,378
	$673,999	$690,923

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

Activity in the allowance for loan losses by portfolio segment for the three months ending March 31, 2012 was as follows:

Loan Class	Balance Dec 31, 2011	Provision for loan losses	Loans charged-off	Recoveries	Balance March 31, 2012

Residential real estate	$2,134	$276	$65	$23	$2,368
Multifamily real estate	284	150	-	-	434
Commercial real estate:
Owner occupied	918	121	15	-	1,024
Non owner occupied	2,381	(22)	38	-	2,321
Commercial and industrial	1,880	544	2	-	2,422
Consumer	298	47	66	26	305
All other	1,900	(166)	335	38	1,437
Total	$9,795	$950	$521	$87	$10,311

Activity in the allowance for loan losses by portfolio segment for the three months ending March 31, 2011 was as follows:

Loan Class	Balance Dec 31, 2010	Provision for loan losses	Loans charged-off	Recoveries	Balance March 31, 2011

Residential real estate	$2,666	$168	$80	$6	$2,760
Multifamily real estate	252	51	-	-	303
Commercial real estate:
Owner occupied	1,141	115	-	2	1,258
Non owner occupied	1,644	267	16	1	1,896
Commercial and industrial	2,421	(151)	16	8	2,262
Consumer	366	23	28	25	386
All other	1,375	47	40	35	1,417
Total	$9,865	$520	$180	$77	$10,282

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

Purchased Loans

As a result of the acquisition Abigail Adams National Bancorp, the Company holds purchased loans for which there was, at the October 1, 2009 acquisition date, evidence of deterioration of credit quality since their origination and it was probable, at acquisition, that all contractually required payments would not be collected.  The carrying amount of those loans is as follows at March 31, 2012 and December 31, 2011.

	2012	2011
Residential real estate	$279	$282
Multifamily real estate	3,611	3,708
Commercial real estate
Owner occupied	291	1,934
Non owner occupied	6,388	6,427
Commercial and industrial	565	583
All other	1,553	1,925
Total carrying amount	$12,687	$14,859

Carrying amount, net of allowance	$12,687	$14,859

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

For those purchased loans disclosed above, the Company did not increase the allowance for loan losses for the three months ended March 31, 2012 and decreased the allowance for loan losses by $143 for the three months ended March 31, 2011.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

Past Due and Non-performing Loans

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of March 31, 2012 and December 31 2011.  The recorded investment in non-accrual loans is less than the principal owed on non-accrual loans due to discounts applied to the carrying value of the loan at time of their acquisition and interest payments made by the borrower which have been used to reduce the recorded investment in the loan rather than recognized as interest income.

March 31, 2012	Principal Owed on Non-accrual Loans	Recorded Investment in Non-accrual Loans	Loans Past Due Over 90 Days, still accruing

Residential real estate	$4,186	$3,750	$1,194
Multifamily real estate	4,724	3,048	1,065
Commercial real estate
Owner occupied	6,570	5,751	1,254
Non owner occupied	14,028	10,744	847
Commercial and industrial	4,905	3,366	1,179
Consumer	127	110	9
All other	6,251	2,421	1
Total	$40,791	$29,190	$5,549

December 31, 2011	Principal Owed on Non-accrual Loans	Recorded Investment in Non-accrual Loans	Loans Past Due Over 90 Days, still accruing

Residential real estate	$4,479	$4,111	$1,216
Multifamily real estate	13,118	11,139	-
Commercial real estate
Owner occupied	9,970	8,260	851
Non owner occupied	12,938	9,835	1,596
Commercial and industrial	4,756	3,227	814
Consumer	246	237	50
All other	9,198	5,545	-
Total	$54,705	$42,354	$4,527

Nonaccrual loans and impaired loans are defined differently. Some loans may be included in both categories, and some may only be included in one category. Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

The following table presents the aging of the recorded investment in past due loans as of March 31, 2012 by class of loans:
Loan Class	Total Loans	30-89 Days Past Due	Greater than 90 days past due	Total Past Due	Loans Not Past Due

Residential real estate	$218,260	$4,129	$4,135	$8,264	$209,996
Multifamily real estate	33,237	3,227	1,915	5,142	28,095
Commercial real estate:
Owner occupied	101,607	1,201	6,427	7,628	93,979
Non owner occupied	163,869	682	6,206	6,888	156,981
Commercial and industrial	71,566	613	4,036	4,649	66,917
Consumer	28,751	272	39	311	28,440
All other	56,709	78	2,418	2,496	54,213
Total	$673,999	$10,202	$25,176	$35,378	$638,621

The following table presents the aging of the recorded investment in past due loans as of December 31, 2011 by class of loans:
Loan Class	Total Loans	30-89 Days Past Due	Greater than 90 days past due	Total Past Due	Loans Not Past Due

Residential real estate	$221,756	$6,729	$3,635	$10,364	$211,392
Multifamily real estate	34,335	3,249	8,892	12,141	22,194
Commercial real estate:
Owner occupied	101,864	8,081	3,981	12,062	89,802
Non owner occupied	166,540	2,444	6,065	8,509	158,031
Commercial and industrial	76,960	1,714	3,153	4,867	72,093
Consumer	30,090	497	233	730	29,360
All other	59,378	222	5,532	5,754	53,624
Total	$690,923	$22,936	$31,491	$54,427	$636,496

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2012:

	Allowance for Loan Losses				Loan Balances
Loan Class	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total

Residential real estate	$561	$1,807	$-	$2,368	$9,974	$208,007	$279	$218,260
Multifamily real estate	-	434	-	434	1,282	28,344	3,611	33,237
Commercial real estate:
Owner occupied	149	875	-	1,024	7,454	93,862	291	101,607
Non-owner occupied	880	1,441	-	2,321	5,241	152,240	6,388	163,869
Commercial and industrial	1,781	641	-	2,422	10,749	60,252	565	71,566
Consumer	37	268	-	305	37	28,714	-	28,751
All other	167	1,270	-	1,437	5,315	49,841	1,553	56,709
Total	$3,575	$6,736	$-	$10,311	$40,052	$621,260	$12,687	$673,999

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

The following table presents loans individually evaluated for impairment by class of loans as of March 31, 2012.  The table includes $12,687 of loans acquired with deteriorated credit quality that are still individually evaluated for impairment.

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Residential real estate	$5,486	$5,199	$-
Multifamily real estate	7,108	4,893	-
Commercial real estate
Owner occupied	8,312	7,090	-
Non owner occupied	12,581	9,485	-
Commercial and industrial	4,102	3,038	-
All other	10,496	6,667	-
	48,085	36,372	-
With an allowance recorded:
Residential real estate	$5,100	$5,054	$561
Commercial real estate
Owner occupied	655	655	149
Non owner occupied	2,199	2,144	880
Commercial and industrial	8,586	8,276	1,781
Consumer	37	37	37
All other	201	201	167
	16,778	16,367	3,575
Total	$64,863	$52,739	$3,575

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

The following table presents the average balance of loans individually evaluated for impairment and interest income recognized on these loans for the three months ended March 31, 2012 and March 31, 2011.   The table includes loans acquired with deteriorated credit quality that are still individually evaluated for impairment.

	Three months ended March 31, 2012			Three months ended March 31, 2011
Loan Class	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized

Residential real estate	$10,165	$128	$123	$263	$2	$2
Multifamily real estate	8,598	1,307	1,303	6,668	-	-
Commercial real estate:
Owner occupied	9,171	894	885	11,790	13	14
Non-owner occupied	11,602	35	26	11,206	7	7
Commercial and industrial	7,767	107	107	8,379	173	174
Consumer	37	1	1	41	1	1
All other	8,583	97	81	12,743	6	9
Total	$55,923	$2,569	$2,526	$51,090	$202	$207

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

The following table presents TDR’s as of March 31, 2012 and December 31, 2011:

March 31, 2012	TDR’s on Non-accrual	Other TDR’s	Total TDR’s

Residential real estate	$317	$1,086	$1,403
Commercial real estate
Owner occupied	4,486	-	4,486
Non owner occupied	3,053	1,620	4,673
Commercial and industrial	45	2,890	2,935
Consumer	9	1	10
All other	-	2,039	2,039
Total	$7,910	$7,636	$15,546

December 31, 2011	TDR’s on Non-accrual	Other TDR’s	Total TDR’s

Residential real estate	$59	$1,371	$1,430
Commercial real estate
Owner occupied	4,541	-	4,541
Non owner occupied	3,135	1,641	4,776
Commercial and industrial	42	897	939
Consumer	11	1	12
All other	-	2,041	2,041
Total	$7,788	$5,951	$13,739

At March 31, 2012 $145,000 in specific reserves was allocated to loans that had restructured terms.  At December 31, 2011 $238,000 in specific reserves was allocated to loans that had restructured terms.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

The following table presents TDR’s that occurred during the three ended March 31, 2012:

	Three months ended March 31, 2012
Loan Class	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial and industrial	2	$1,999	$1,999

The troubled debt restructurings described above increased the allowance for loan losses by $40,000 during the period ending March 31, 2012.

During the three months ended March 31, 2012 and the three months ended March 31, 2011, there were no TDR’s for which there as a payment default within twelve months following the modification.

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

As of March 31, 2012, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

Loan Class	Pass	Special Mention	Substandard	Doubtful	Total Loans

Residential real estate	$196,506	$7,131	$14,373	$250	$218,260
Multifamily real estate	23,133	2,212	7,892	-	33,237
Commercial real estate:
Owner occupied	81,948	5,294	14,365	-	101,607
Non-owner occupied	143,810	4,757	15,302	-	163,869
Commercial and industrial	53,249	6,808	11,486	23	71,566
Consumer	28,505	149	60	37	28,751
All other	44,210	1,138	10,583	778	56,709
Total	$571,361	$27,489	$74,061	$1,088	$673,999

As of December 31, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

Loan Class	Pass	Special Mention	Substandard	Doubtful	Total Loans

Residential real estate	$198,865	$8,105	$14,731	$55	$221,756
Multifamily real estate	16,798	2,218	15,319	-	34,335
Commercial real estate:
Owner occupied	79,753	5,377	16,600	134	101,864
Non-owner occupied	146,305	4,883	15,352	-	166,540
Commercial and industrial	58,158	8,675	10,095	32	76,960
Consumer	29,753	198	102	37	30,090
All other	43,485	1,052	14,064	777	59,378
Total	$573,117	$30,508	$86,263	$1,035	$690,923

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

Advances from the FHLB at March 31, 2012 and December 31, 2011 were as follows:

	2012	2011
Payments due at maturity in March 2012, fixed rate at 1.81%	$-	$10,042
Payments due monthly with maturity in July 2012, fixed rate at 4.40%	24	41
	$24	$10,083

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

These quantitative measures established by regulation to ensure capital adequacy require the Company and Banks to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of March 31, 2012, that the Company and the Banks meet all quantitative capital adequacy requirements to which they are subject.

Shown below is a summary of regulatory capital ratios for the Company:
	Mar 31, 2012	December 31, 2011	Regulatory Minimum Requirements	To Be Considered Well Capitalized
Tier I Capital (to Risk-Weighted Assets)	16.8%	16.0%	4.0%	6.0%
Total Capital (to Risk-Weighted Assets)	18.0%	17.2%	8.0%	10.0%
Tier I Capital (to Average Assets)	10.3%	10.0%	4.0%	5.0%

As of March 31, 2012, the most recent notification from each of the Banks’ primary Federal regulators categorized the subsidiary Banks as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Banks must maintain minimum Total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the preceding table.  There are no conditions or events since that notification that management believes have changed the Banks’ categories.

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  6 – PREFERRED STOCK - continued

The U.S. Treasury has agreed not to exercise voting power with respect to any common stock issued to it upon exercise of the Warrant.  The common stock will be issued from authorized but unissued common stock and thus will dilute the interests of existing Premier common shareholders.  As of March 31, 2012, the Warrant has not yet been exercised.

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

On March 21, 2012, 105,700 incentive stock options were granted out of the 2002 Employee Stock Option Plan at an exercise price of $7.47, the closing market price of Premier on the grant date.  These options vest in three equal annual installments ending on March 21, 2015.  On March 18, 2011, 102,000 incentive stock options were granted out of the 2002 Employee Stock Option Plan at an exercise price of $6.95 the closing market price of Premier on the grant date.  These options vest in three equal annual installments ending on March 18, 2014.  On March 17, 2010, 47,700 incentive stock options were granted out of the 2002 Plan at an exercise price of $8.90.  These options vest in three equal annual installments ending on March 17, 2013.

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

	2012	2011	2010
Risk-free interest rate	2.31%	3.58%	3.65%
Expected option life (yrs)	10.00	10.00	10.00
Expected stock price volatility	34.93%	30.01%	24.67%
Dividend yield	2.68%	4.03%	4.94%
Weighted average fair value of options granted during the year	$2.34	$1.63	$1.41

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

Compensation expense of $28,000 was recorded for the first three months of 2012 while $17,000 was recorded for the first three months of 2011.  Stock-based compensation expense is recognized ratably over the requisite vesting period for all awards. Unrecognized stock-based compensation expense related to stock options totaled $305,000 at March 31, 2012. This unrecognized expense is expected to be recognized over the next 35 months based on the vesting periods of the options.

A summary of the Company’s stock option activity and related information is presented below for the three months ended March 31:

	- - - - - - 2012 - - - - - -		- - - - - - 2011 - - - - - -
		Weighted Average Exercise		Weighted Average Exercise
	Options	Price	Options	Price
Outstanding at beginning of year	350,949	$10.77	255,649	$10.77
Grants	105,700	7.47	102,000	6.95
Exercises	-	-	-	-
Forfeitures or expired	(4,332)	7.70	-	-
Outstanding at March 31,	452,317	$9.19	357,649	$9.68

Exercisable at March 31,	268,364		209,996
Weighted average remaining life of options outstanding	7.0		7.2
Weighted average fair value of options granted during the year	$2.34		$1.63

Options outstanding at period-end are expected to fully vest.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  7 – STOCK COMPENSATION EXPENSE - continued

Additional information regarding stock options outstanding and exercisable at March 31, 2012, is provided in the following table:

	- - - - - - - - Outstanding - - - - - - - -			- - - - - - - - Currently Exercisable - - - - - - - -
Range of Exercise Prices	Number	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value

$6.50 to $10.00	327,684	$7.51	$100	143,731	6.1	$7.66	$61
$10.01 to $12.50	28,333	11.62	-	28,333	2.8	11.62	-
$12.51 to $15.00	68,800	13.47	-	68,800	5.4	13.47	-
$15.01 to $17.50	27,500	16.00	-	27,500	3.9	16.00	-
Outstanding - Mar 31, 2012	452,317	9.19	$100	268,364	5.4	10.42	$61

NOTE  8 – EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the earnings per common share and earnings per common share assuming dilution computations for the three months ended March 31, 2012 and 2011 is presented below:

	Three Months Ended March 31,
	2012	2011
Basic earnings per share
Income available to common stockholders	$2,525	$1,366
Weighted average common shares outstanding	7,937,143	7,937,143
Earnings per share	$0.32	$0.17

Diluted earnings per shares
Income available to common stockholders	$2,525	$1,366
Weighted average common shares outstanding	7,937,143	7,937,143
Add dilutive effects of potential additional common stock	88,490	142,581
Weighted average common and dilutive potential common shares outstanding	8,025,633	8,079,724
Earnings per share assuming dilution	$0.31	$0.17

Stock options for 456,649 and 311,049 shares of common stock were not considered in computing diluted earnings per share for the three months ended March 31, 2012 and 2011 because they were antidilutive.

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  9 – FAIR VALUE - continued

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at March 31, 2012 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale
Mortgage-backed securities
U. S. agency MBS - residential	$40,837	$-	$40,837	$-
U. S. agency CMO’s - residential	212,211	-	212,211	-
Total mortgage-backed securities of government sponsored agencies	253,048	-	253,048	-
U. S. government sponsored agency securities	32,951	-	32,951	-
Obligations of states and political subdivisions	9,640	-	9,500	140
Other securities	5,473	-	5,473	-
Total available for sale	$301,112	$-	$300,972	$140

		Fair Value Measurements at December 31, 2011 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale
Mortgage-backed securities
U. S. agency MBS - residential	$40,255	$-	$40,255	$-
U. S. agency CMO’s - residential	205,738	-	205,738	-
Total mortgage-backed securities of government sponsored agencies	245,993	-	245,993	-
U. S. government sponsored agency securities	18,141	-	18,141	-
Obligations of states and political subdivisions	9,650	-	9,510	140
Other securities	4,695	-	4,695	-
Total available for sale	$278,479	$-	$278,339	$140

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  9 – FAIR VALUE - continued

The carrying amounts and estimated fair values of financial instruments at March 31, 2012 were as follows:

		Fair Value Measurements at March 31, 2012 Using
	Carrying Amount	Level 1	Level 2		Level 3	Total
Financial assets
Cash and due from banks	$81,150	$81,150	$-		$-	$81,150
Federal funds sold	10,295	10,295	-		-	10,295
Securities available for sale	301,112	-	301,972		140	301,112
Loans held for sale	947	-	947		-	947
Loans, net	663,688	-	-		660,360	660,360
Federal Home Loan Bank stock	5,216	n/a	n/a		n/a	n/a
Interest receivable	3,453	-	959		2,494	3,453

Financial liabilities
Deposits	$(948,215)	$(565,401)	$(387,637)		$-	$(953,038)
Securities sold under agreements to repurchase	(21,634)	-	(21,634	)-	-	(21,634)
Federal Home Loan Bank advances	(24)	-	(24)		-	(24)
Other borrowed funds	(17,613)	-	(17,583)		-	(17,583)
Interest payable	(657)	(7)	(650)		-	(657)

The carrying amounts and estimated fair values of financial instruments at December 31, 2011 were as follows:

	Carrying Amount	Fair Value
Financial assets
Cash and due from banks	$72,056	$72,056
Federal funds sold	10,832	10,832
Securities available for sale	278,479	278,479
Loans held for sale	70	70
Loans, net	681,128	675,616
Federal Home Loan Bank stock	5,216	n/a
Interest receivable	3,497	3,497

Financial liabilities
Deposits	$(925,078)	$(929,796)
Securities sold under agreements to repurchase	(23,205)	(23,205)
Federal Home Loan Bank advances	(10,083)	(10,141)
Other borrowed funds	(18,130)	(18,101)
Interest payable	(712)	(712)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  9 – FAIR VALUE - continued

Carrying amount is the estimated fair value for cash and due from banks, Federal funds sold, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully.  It was not practicable to determine the fair value of Federal Home Loan Bank stock due to the restrictions placed on its transferability.  For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk.  Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values.  Fair value of debt is based on current rates for similar financing. The fair value of commitments to extend credit and standby letters of credit is not material.

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument measured on a non-recurring basis:

Impaired Loans:  The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and unique to each property and result in a Level 3 classification of the inputs for determining fair value.  Management periodically evaluates the appraised values and will discount a property’s appraised value to account for a number of factors including but not limited to the cost of liquidating the collateral, the age of the appraisal, observable deterioration since the appraisal, or other factors unique to the property.  To the extent an adjusted appraised value is lower than the carrying value of an impaired loan, a specific allocation of the allowance for loan losses is assigned to the loan.

Other real estate owned (OREO):  The fair value of OREO is based on appraisals less cost to sell at the date of foreclosure.  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value.  Management periodically evaluates the appraised values and will discount a property’s appraised value to account for a number of factors including but not limited to the cost of liquidating the collateral, the age of the appraisal, observable deterioration since the appraisal, or other factors unique to the property. To the extent an adjusted appraised value is lower than the carrying value of an OREO property, a direct charge to earnings is recorded as an OREO writedown.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  9 – FAIR VALUE - continued

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at March 31, 2012 Using
	March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Residential Real Estate	$4,492	$-	$-	$4,492
Commercial Real Estate
Owner Occupied	506	-	-	506
Non-owner Occupied	1,263	-	-	1,263
Commercial and Industrial	6,495	-	-	6,495
All Other	35	-	-	35
Total impaired loans	12,792	$-	$-	$12,792

Other real estate owned:
Residential Real Estate	$1,604	$-	$-	$1,604
Commercial Real Estate
Owner Occupied	729	-	-	729
Non-owner Occupied	2,931	-	-	2,931
Commercial and Industrial	55	-	-	55
All Other	11,232	-	-	11,232
Total OREO	$16,551	$-	$-	$16,551

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  9 – FAIR VALUE - continued

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at December 31 2011 Using
	Dec. 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Residential Real Estate	$4,297	$-	$-	$4,297
Commercial Real Estate
Owner Occupied	1,168	-	-	1,168
Non-owner Occupied	1,269	-	-	1,269
Commercial and Industrial	1,038	-	-	1,038
All Other	4,386	-	-	4,386
Total impaired loans	12,158	$-	$-	$12,158

Other real estate owned:
Residential Real Estate	$1,608	$-	$-	$1,608
Commercial Real Estate
Owner Occupied	701	-	-	701
Non-owner Occupied	2,931	-	-	2,931
Commercial and Industrial	55	-	-	55
All Other	8,788	-	-	8,788
Total OREO	$14,083	$-	$-	$14,083

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $16,367,000 at March 31, 2012 with a valuation allowance of $3,575,000 and a carrying amount of $15,205,000 at December 31, 2011 with a valuation allowance of $3,047,000, resulting in a provision for loan losses of $528,000 for the three months ended March 31, 2012, compared to a $15,000 provision for loan losses for the three months ended March 31, 2011.  The detail of impaired loans by loan class is contained in Note 3 above.

Other real estate owned measured at fair value less costs to sell, had a net carrying amount of $16,511,000 which is made up of the outstanding balance of $17,737,000 net of a valuation allowance of $1,186,000 at March 31, 2012, resulting in write downs of $44,000 for the three months ended March 31, 2012.  At December 31, 2011, other real estate owned had a net carrying amount of $14,083,000, made up of the outstanding balance of $15,288,000, net of a valuation allowance of $1,205,000.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  10 – SUBSEQUENT EVENTS

On April 12, 2012, Premier submitted a request to the FRB for written approval from the FRB and the Director of the Division of Banking Supervision and Regulation of the Board of Governors to declare and pay its quarterly dividend obligation to the U.S. Treasury due on  May 15, 2012.  In a letter dated May 7, 2012, the FRB and Board of Governors approved Premier’s request to pay the current $278,150 dividend due May 15, 2012. See Note 6 for additional details on Premier’s Series A, Fixed Rate Cumulative Perpetual Preferred Stock.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
MARCH 31, 2012

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

Net income for the three months ended March 31, 2012 was $2,830,000, or $0.31 per diluted share, compared to net income of $1,671,000, or $0.17 per diluted share for the three months ended March 31, 2011.  The increase in income in 2012 is largely due to an increase in interest income on loans, a decrease in total interest expense plus decreases in data processing expense, conversion costs and FDIC insurance costs more than offsetting an increase in the provision for loan losses and a decrease in non-interest income.  The annualized returns on common shareholders’ equity and average assets were approximately 7.98% and 0.99% for the three months ended March 31, 2012 compared to 4.90% and 0.56% for the same period in 2011.

Net interest income for the three months ended March 31, 2012 totaled $12.42 million, up $1.67 million, or 15.5%, from the $10.75 million of net interest income earned in the first three months of 2011.  Interest income in 2012 increased by $1.23 million, or 9.4%, largely due to a $1.40 million increase in interest income on loans.   Interest income on loans included $1.56 million from the recognition of deferred interest and purchase discounts on non-accrual loans liquidated during the first quarter of 2012.  The timing of these liquidations is difficult to predict, which creates fluctuations in reported loan interest income.  Interest earned on investments decreased by $151,000, or 7.6%, due to lower average yields even though on a higher average volume of investments.  Interest earned on federal funds sold and interest bearing bank balances decreased by $21,000, largely due to a lower average volume of assets held in this category.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
MARCH 31, 2012

Complementing the increase in interest income, interest expense decreased in total during the first three months of 2012 by $444,000, or 19.8%, when compared to the same three months of 2011.  Interest expense on deposits decreased by $397,000, or 20.5%, largely due to a continuing decrease in the rates paid on deposits combined with a lower average balance of deposits outstanding.  Interest expense on repurchase agreements and other short-term borrowings decreased by $21,000, largely due lower rates paid and a lower average balance outstanding.  Interest expense on FHLB advances decreased by $6,000, due to a decrease in the average balance outstanding resulting from the repayment of advances at maturity.  Interest expense on other borrowings decreased by $20,000, or 9.3%, in the first three months of 2012 compared to the first three months of 2011, largely due to a decrease in the average amount of borrowings outstanding.  The Board of Governors’ policy to reduce the federal funds rate to nearly zero, coupled with the U.S. Treasury actively buying investment securities, has significantly reduced the yield on much of Premier’s earning assets, including investments, federal funds sold and variable rate loans.  Premier has tried to offset some of the lower interest income by lowering the rates paid on its deposits and repurchase agreements with customers.  The recognition of additional loan interest income combined with the lower rates paid on interest-bearing deposits and repurchase agreements have combined to increase Premier’s overall net interest margin.  Premier’s net interest margin during the first three months of 2012 was 4.82% compared to 3.99% for the same period in 2011.  A portion of the interest income on loans is the result of recognizing into interest income the remaining fair value discounts on notes acquired via a business acquisition if that note was paid-off during the quarter.  These events cannot be predicted with certainty and may positively or negatively affect interest income on loans in future months.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
MARCH 31, 2012

Additional information on Premier’s net interest income for the first quarter of 2012 and first quarter of 2011 is contained in the following table.

PREMIER FINANCIAL BANCORP, INC.
AVERAGE CONSOLIDATED BALANCE SHEETS
AND NET INTEREST INCOME ANALYSIS

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
Assets
Interest Earning Assets
Federal funds sold and other	$65,385	$32	0.20%	$100,033	$53	0.21%
Securities available for sale
Taxable	280,581	1,773	2.53	265,971	1,936	2.91
Tax-exempt	9,673	74	4.64	8,375	62	4.49
Total investment securities	290,254	1,847	2.60	274,346	1,998	2.96
Total loans	680,046	12,337	7.28	718,778	10,940	6.17
Total interest-earning assets	1,035,685	14,216	5.52%	1,093,157	12,991	4.82%
Allowance for loan losses	(9,834)			(10,021)
Cash and due from banks	28,441			24,339
Other assets	76,265			80,086
Total assets	$1,130,557			$1,187,561

Liabilities and Equity
Interest-bearing liabilities
Interest-bearing deposits	$739,260	1,535	0.83	$772,265	1,932	1.01
Short-term borrowings	22,386	26	0.47	27,306	47	0.70
FHLB advances	7,502	41	2.19	11,116	47	1.71
Other borrowings	17,641	196	4.46	19,897	216	4.40
Total interest-bearing liabilities	786,789	1,798	0.92%	830,584	2,242	1.09%
Non-interest bearing deposits	192,916			219,751
Other liabilities	3,896			3,924
Shareholders’ equity	146,956			133,302
Total liabilities and equity	$1,130,557			$1,187,561

Net interest earnings		$12,418			$10,749
Net interest spread			4.60%			3.73%
Net interest margin			4.82%			3.99%

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
MARCH 31, 2012

Non-interest income decreased by $94,000, or 5.8%, to $1,517,000 for the first three months of 2012 compared to the same three months of 2011.  Service charges on deposit accounts decreased by $58,000, or 6.5%, secondary market mortgage income decreased by $63,000, or 71.6%, and income from other sources decreased by $12,000, or 6.5%.  These decreases were partially offset by a $39,000, or 8.7%, increase in electronic banking income (income from debit/credit cards, ATM fees and internet banking charges).  Electronic banking income increased largely due to continued increases in Premier’s deposit customer base and customers’ greater propensity to use electronic means to conduct their banking business.

Non-interest expenses for the first quarter of 2012 totaled $8,594,000, or 3.06% of average assets on an annualized basis, compared to $9,307,000, or 3.18% of average assets for the same period of 2011.  The $713,000 decrease in non-interest expenses in 2012 when compared to the first quarter of 2011 is largely due to a $335,000, or 27.8%, decrease in data processing expenses and $379,000 of conversion expenses incurred during the first quarter of 2011, as Premier changed its operating and customer delivery systems to a more unified platform last year.  Also contributing to the decrease in non-interest expenses in 2012 was a $266,000, or 52.4%, decrease in FDIC insurance costs.  In the second quarter of 2011, Premier merged five of its subsidiary banks together to form Premier Bank, Inc.  The FDIC insurance expense of Premier Bank is substantially less than the combined insurance costs of the five individual subsidiary banks.  Other decreases in non-interest expense during the first quarter of 2012 include a $68,000, or 1.7%, decrease in staff costs, a $55,000, or 4.5%, decrease in occupancy and equipment expense, a $38,000, or 19.7%, decrease in taxes not on income and a $37,000, or 17.6%, decrease in core deposit amortization expense.  Staff costs have decreased as normal salary and benefit increases have been offset by a reduction in the number of employees.  Occupancy and equipment expense decreased due to lower utility costs and snow removal expenses as a result of the milder winter and lower equipment expenses.  Taxes not on income have decreased due to enacted rate decreases in equity based taxes in West Virginia.  Core deposit amortization expense decreased as Premier utilizes an accelerated method to amortize its core deposit intangible asset.  These expense decreases were partially offset by a $24,000, or 9.2%, increase in professional fees, a $130,000 increase in expenses and writedowns on other real estate owned (OREO), and a $306,000 increase in other non-interest expenses, namely foreclosure and other loan collection expenses associated with the liquidation of non-accrual loans during the first quarter of 2012.

Income tax expense was $1,561,000 for the first three months of 2012 compared to $862,000 for the first three months of 2011.  The effective tax rate for the three months ended March 31, 2012 was 35.5% compared to the 34.0% effective tax rate for the same period in 2011.  The increase in income tax expense can be primarily attributed to the increase in pre-tax income detailed above, while the increase in the effective income tax rate can be attributed to an increase in the amount of income subject to state income taxes.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
MARCH 31, 2012

B.         Financial Position

Total assets at March 31, 2012 increased by $14.1 million to just over $1.138 billion from the $1.124 billion at December 31, 2011.  Likewise, earning assets increased by $14.4 million from the $1.028 billion at year-end 2011 to end the quarter at $1.043 billion.  The increase in earning assets was largely due to an increase in securities available for sale partially offset by a decrease in total loans outstanding (see below).

Cash and due from banks at March 31, 2012 was $29.3 million, a 0.1 million decrease from the $29.4 million at December 31, 2011.  Interest bearing bank balances increased by $9.2 million from the $42.7 million reported at December 31, 2011, while federal funds sold decreased by $0.5 million to $10.3 million at March 31, 2012.  Changes in these highly liquid assets are generally in response to increases in deposits, the demand for deposit withdrawals or the funding of loans or investment purchases and are part of Premier’s management of its liquidity and interest rate risks.  The increase in interest bearing bank balances during the first three months of 2012 was largely in response to an increase in funding primarily via an increase in total deposits during the quarter.

Securities available for sale totaled $301.1 million at March 31, 2012, a $22.6 million increase from the $278.5 million at December 31, 2011.  The increase was largely due to the investment of surplus funds from the repayment or complete payoff of loans in the first quarter exceeding new loan volume plus additional funds from the net growth in deposits during the quarter.  During the first quarter of 2011, Premier used some of its surplus liquid assets to purchase bonds in the short- to mid-term maturity range in an effort to improve its overall yield on earning assets without unduly increasing interest rate risk.  The investment portfolio is predominately high quality residential mortgage backed securities backed by the U.S. Government or Government sponsored agencies.  The unrealized losses at March 31, 2012 and December 31, 2011 are believed to be price changes resulting from increases in the long-term interest rate environment and management anticipates receiving all principal and interest on these investments as they come due.  Additional details on investment activities can be found in the Consolidated Statements of Cash Flows.

Total loans at March 31, 2012 were $674.0 million compared to $690.9 million at December 31, 2011, a decrease of approximately $16.9 million.  The decrease in loans was largely due to loan payoffs, transfers of loans to OREO upon foreclosure and principal payments which more than offset sluggish loan demand during the first quarter of 2012.

Deposits totaled $948.2 million as of March 31, 2012, a $23.1 million increase from the $925.1 million in deposits at December 31, 2011.  The overall increase in deposits is largely due to a $20.3 million increase in interest bearing transaction accounts and time deposits less than $100,000 (other interest bearing deposits).  Non-interest bearing deposits increased by $4.0 million to $200.2 million during the first quarter of 2012.  These increases were partially offset by a $1.2 million, or 0.8%, decrease in interest bearing time deposits $100,000 and over.  Contrary to the growth in total deposits, repurchase agreements with corporate and public entity customers decreased in the first quarter of 2012, declining by $1.6 million to $21.6 million as of March 31, 2012.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
MARCH 31, 2012

During the first quarter of 2012, a portion of the increase in deposits was used to repay $10.0 million of Federal Home Loan Bank (FHLB) advances upon maturity.  FHLB advances declined by $10.1 million during the first three months of 2012 leaving only $24,000 of FHLB advances outstanding at March 31, 2012.  Other borrowed funds decreased by $517,000 during the first quarter of 2012 due to regularly scheduled principal payments plus accelerated principal payments.  See Note 4 to the consolidated financial statements for additional information on the Company’s outstanding FHLB advances.

The following table sets forth information with respect to the Company’s nonperforming assets at March 31, 2012 and December 31, 2011.

	(In Thousands)
	2012	2011
Non-accrual loans	$29,190	$42,354
Accruing loans which are contractually past due 90 days or more	5,549	4,527
Accruing restructured loans	7,634	5,951
Total non-performing loans	42,373	52,832
Other real estate acquired through foreclosure (OREO)	16,551	14,642
Total non-performing assets	$58,924	$67,474

Non-performing loans as a percentage of total loans	6.29%	7.65%

Non-performing assets as a percentage of total assets	5.18%	6.00%

Total non-performing loans have decreased since year-end, largely due to a $13.2 million decrease in non-accrual loans.  During the first quarter of 2012, non-accrual loans decreased by $9.4 million due to payoffs upon the liquidation of collateral and by another $2.7 million due to the transfer of collateral upon foreclosure to OREO, resulting in the increase in other real estate owned.  The significant level of non-accrual loans and OREO is due to the non-performing assets that came with the acquisition of Abigail Adams and its two subsidiary banks (the “Acquired Banks”).

At December 31, 2011, the Acquired Banks accounted for $44.4 million or 65.9% of Premier’s non-performing assets while at March 31, 2012 the Acquired Banks accounted for $39.4 million or 66.8% of Premier’s non-performing assets.  However, since these assets were recorded at an estimated fair value on the date of acquisition, the amount of credit risk assumed by Premier is not nearly as great as the volume of non-performing assets suggests taken at face value.  The estimate of fair value on all loans, but particularly on non-performing assets, included factors for the measurement of credit risk, interest rate risk and re-salability in the most advantageous market for the loans in an orderly transaction between market participants. These estimates included significant discounts on the non-accrual loans.  Since the estimated fair value of these loans was believed to have accounted for the reasonably estimable credit risk in the loans, consistent with new accounting guidance for acquisitions after 2008, no allowance for loan losses for these loans was recorded at the date of acquisition.  Under previous accounting standards, the loan loss allowance of acquired banks would have carried over to Premier’s books and records, as was the case for the Traders Bank and Citizens First Bank acquisitions.  The following table illustrates the face value of the non-performing assets of the Acquired Banks as of March 31, 2012 and December 31, 2011 and the discounted net carrying value of those non-performing assets.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
MARCH 31, 2012

NON-PERFORMING ASSETS AT ACQUIRED SUBSIDIARY BANKS
(Dollars in thousands)
	March 31, 2012		December 31, 2011
	Face Value	Discounted Net Carrying Value	Face Value	Discounted Net Carrying Value
Non-performing Assets
Non-accrual loans	$28,976	$22,649	$37,201	$29,824
Loans 90+ days past due	4,719	4,632	4,087	3,997
Restructured loans	1,601	1,579	-	-
Other real estate owned	10,859	10,503	10,978	10,622
Total non-performing assets	$46,155	$39,363	$52,266	$44,443

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

During the first quarter of 2012, Premier recorded $950,000 of provisions for loan losses, largely due to estimated increases in the overall credit risk in the loan portfolio.  The continuing level of non-performing loans, plus additional loans identified as impaired under Premier’s policies for estimating credit risk are evidence of the increased credit risk in the loan portfolio.  The actual amount of realized losses, if any, has yet to be determined and may not be determined for some time into the future.  However, in management’s opinion, sufficient evidence existed in the first quarter to reduce the likelihood of full repayment and increase the related estimated credit risk.  As the pace of economic recovery continues to be sluggish in Premier’s markets, the ability of borrowers to consistently make their loan payments is increasingly being tested.  Evidence of the continuing higher level of credit risk includes a high level of past due and non-accrual loans, loan charge-offs and increases in other real estate owned as a result of foreclosures.  The $950,000 first quarter 2012 provision for loan losses compares to the $520,000 of provision expense recorded during the first quarter of 2011.  The provisions for loan losses were made in accordance with Premier’s policies regarding management’s estimation of probable incurred losses in the loan portfolio and the adequacy of the allowance for loan losses, which are in accordance with accounting principles generally accepted in the United States of America.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
MARCH 31, 2012

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

Gross charge-offs totaled $521,000 during the first three months of 2012.  Any collections on these loans would be presented in future financial statements as recoveries of the amounts charged against the allowance.  Recoveries recorded during the first three months of 2012 totaled $87,000 resulting in net charge-offs for the first quarter of 2012 of $434,000.  This compares to $103,000 of net charge-offs recorded in the first quarter of 2011.  The allowance for loan losses at March 31, 2012 was 1.53% of total loans compared to 1.42% at December 31, 2011.  The increase in the ratio is largely due to the $950,000 of additional provisions for loan losses exceeding the $434,000 of net charge-offs recorded in the first quarter of 2012 as well as the $16.9 million decrease in total loans outstanding.

C.         Critical Accounting Policies

The Company follows financial accounting and reporting policies that are in accordance with generally accepted accounting principles in the United States of America.  These policies are presented in Note 1 to the consolidated audited financial statements in the Company's annual report on Form 10-K for the year ended December 31, 2011.  Some of these accounting policies, as discussed below, are considered to be critical accounting policies.  Critical accounting policies are those policies that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  The Company has identified four accounting policies that are critical accounting policies, and an understanding of these policies is necessary to understand the financial statements.  These policies relate to determining the adequacy of the allowance for loan losses, the identification and evaluation of impaired loans, the impairment of goodwill and the realization of deferred tax assets.  A detailed description of these accounting policies is contained in the Company’s annual report on Form 10-K for the year ended December 31, 2011.  There have been no significant changes in the application of these accounting policies since December 31, 2011.

Management believes that the judgments, estimates and assumptions used in the preparation of the consolidated financial statements are appropriate given the factual circumstances at the time.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
MARCH 31, 2012

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

2.	Cash flow generated by repayment of loans and interest.

3.	Arrangements with correspondent banks for purchase of unsecured federal funds.

4.	The sale of securities under repurchase agreements and borrowing from the Federal Home Loan Bank.

5.	Maintenance of an adequate available-for-sale security portfolio. The Company owns $301.1 million of securities at fair value as of March 31, 2012.

The cash flow statements for the periods presented in the financial statements provide an indication of the Company’s sources and uses of cash as well as an indication of the ability of the Company to maintain an adequate level of liquidity.

    E.           Capital

At March 31, 2012, total shareholders’ equity of $147.3 million was 12.9% of total assets.  This compares to total shareholders’ equity of $144.0 million or 12.8% of total assets on December 31, 2011.

Tier I capital totaled $112.3 million at March 31, 2012, which represents a Tier I leverage ratio of 10.3%.  This ratio is up slightly from the 10.0% at December 31, 2011 as the percentage growth in Tier I capital exceeded percentage increase in total assets during the first quarter of 2012.

Book value per common share was $15.78 at March 31, 2012, and $15.38 at December 31, 2011.  The increase in book value per share was the result of the $0.31 per share earned during the quarter, including an approximate $0.04 per share reduction for the $305,000 of preferred stock dividends accrued and related accretion.  Also increasing the book value per share was $664,000 of other comprehensive income for the first three months of 2012 related to the after tax increase in the market value of investment securities available for sale, which increased book value by approximately $0.08 per share.

PREMIER FINANCIAL BANCORP, INC.
MARCH 31, 2012

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company currently does not engage in any derivative or hedging activity.  Refer to the Company’s 2011 10-K for analysis of the interest rate sensitivity.  The Company believes there have been no significant changes in the interest rate sensitivity since previously reported on the Company’s 2011 10-K.

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

PREMIER FINANCIAL BANCORP, INC.
MARCH 31, 2012

PART II - OTHER INFORMATION

Item 1.              Legal Proceedings                                                                                             None

Item 1A.           Risk Factors

Please refer to Premier’s Annual Report on Form 10-K for the year ended December 31, 2011 for disclosures with respect to Premier’s risk factors at December 31, 2011. There have been no material changes since year-end 2011 in the specified risk factors disclosed in the Annual Report on Form 10-K.

Item 2.              Unregistered Sales of Equity Securities and Use of Proceeds                         None

Item 3.              Defaults Upon Senior Securities                                                                      None

Item 4.              Mine Safety Disclosures                                                                           Not Applicable

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
MARCH 31, 2012

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PREMIER FINANCIAL BANCORP, INC.

Date: May 15, 2012                                        /s/ Robert W. Walker
Robert W. Walker
President & Chief Executive Officer

Date: May 15, 2012                                        /s/ Brien M. Chase
Brien M. Chase
Senior Vice President & Chief Financial Officer