Form 10-Q
period 2012-06-30
PREMIER FINANCIAL BANCORP INC
filed 2012-08-14
CIK 887919

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Common stock, no par value, – 7,937,143 shares outstanding at August 1, 2012

PREMIER FINANCIAL BANCORP, INC.
JUNE 30, 2012

2.

PREMIER FINANCIAL BANCORP, INC.
JUNE 30, 2012

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

3.

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2012 AND DECEMBER 31, 2011
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	(UNAUDITED)
	2012	2011
ASSETS
Cash and due from banks	$30,474	$29,380
Interest bearing bank balances	54,718	42,676
Federal funds sold	12,022	10,832
Cash and cash equivalents	97,214	82,888
Securities available for sale	305,368	278,479
Loans held for sale	221	70
Loans	670,268	690,923
Allowance for loan losses	(9,862)	(9,795)
Net loans	660,406	681,128
Federal Home Loan Bank stock	4,405	5,216
Premises and equipment, net	16,157	16,355
Real estate and other property acquired through foreclosure	15,735	14,642
Interest receivable	3,448	3,497
Goodwill	29,875	29,875
Other intangible assets	3,046	3,393
Prepaid FDIC insurance premiums	720	1,167
Deferred taxes	2,531	3,997
Other assets	888	3,380
Total assets	$1,140,014	$1,124,087

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Non-interest bearing	$201,596	$196,125
Time deposits, $100,000 and over	155,122	155,208
Other interest bearing	593,153	573,745
Total deposits	949,871	925,078
Securities sold under agreements to repurchase	19,707	23,205
Federal Home Loan Bank advances	6	10,083
Other borrowed funds	17,094	18,130
Interest payable	596	712
Other liabilities	3,098	2,872
Total liabilities	990,372	980,080

Stockholders' equity
Preferred stock, no par value; $22,252 liquidation preference,
5% cumulative, 1,000,000 shares authorized; 22,252 shares issued and outstanding	22,005	21,949
Common stock, no par value; 20,000,000 shares authorized;
7,937,143 shares issued and outstanding	71,656	71,571
Retained earnings	49,785	45,474
Accumulated other comprehensive income	6,196	5,013
Total stockholders' equity	149,642	144,007
Total liabilities and stockholders' equity	$1,140,014	$1,124,087

See Accompanying Notes to Consolidated Financial Statements

4.

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Interest income
Loans, including fees	$10,027	$11,287	$22,364	$22,227
Securities available for sale
Taxable	1,829	2,121	3,620	4,057
Tax-exempt	56	60	112	122
Federal funds sold and other	44	40	76	93
Total interest income	11,956	13,508	26,172	26,499

Interest expense
Deposits	1,437	1,826	2,972	3,758
Repurchase agreements and other	22	40	48	87
FHLB advances and other borrowings	189	270	426	533
Total interest expense	1,648	2,136	3,446	4,378

Net interest income	10,308	11,372	22,726	22,121
Provision for loan losses	750	1,820	1,700	2,340
Net interest income after provision for loan losses	9,558	9,552	21,026	19,781

Non-interest income
Service charges on deposit accounts	873	981	1,703	1,869
Electronic banking income	522	479	1,010	928
Secondary market mortgage income	103	52	128	140
Other	134	222	308	408
	1,632	1,734	3,149	3,345
Non-interest expenses
Salaries and employee benefits	3,858	4,012	7,821	8,043
Occupancy and equipment expenses	1,121	1,282	2,301	2,518
Outside data processing	873	1,180	1,745	2,387
Professional fees	300	222	584	482
Taxes, other than payroll, property and income	190	222	345	415
Write-downs, expenses, sales of other real estate owned, net	293	323	507	407
Amortization of intangibles	174	205	347	415
Conversion expenses	-	463	-	842
FDIC insurance	239	469	481	977
Loan collection expenses	184	180	853	370
Other expenses	834	1,158	1,676	2,167
	8,066	9,716	16,660	19,023
Income before income taxes	3,124	1,570	7,515	4,103
Provision for income taxes	1,032	541	2,593	1,403

Net income	$2,092	$1,029	$4,922	$2,700

Preferred stock dividends and accretion	306	305	611	611
Net income available to common stockholders	$1,786	$724	$4,311	$2,089

Net income per share:
Basic	$0.23	$0.09	$0.54	$0.26
Diluted	0.22	0.09	0.53	0.26

See Accompanying Notes to Consolidated Financial Statements

5.

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$2,092	$1,029	$4,922	$2,700

Other comprehensive income:
Unrealized gains arising during the period	786	6,953	1,792	8,642
Reclassification of realized amount	-	(18)	-	(18)
Net change in unrealized gain (loss) on securities	786	6,935	1,792	8,624
Less tax impact	267	2,358	609	2,932
Other comprehensive income:	519	4,577	1,183	5,692

Comprehensive income	$2,611	$5,606	$6,105	$8,392

See Accompanying Notes to Consolidated Financial Statements

6.

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	2012	2011
Cash flows from operating activities
Net income	$4,922	$2,700
Adjustments to reconcile net income to net cash from operating activities
Depreciation	731	748
Provision for loan losses	1,700	2,340
Amortization (accretion), net	(1,121)	(885)
OREO writedowns (gains on sales), net	(38)	32
Stock compensation expense	85	47
Loans originated for sale	(7,084)	(8,387)
Secondary market loans sold	7,061	8,606
Secondary market income	(128)	(140)
Gain on sale of securities	-	(18)
Changes in :
Interest receivable	50	318
Other assets	3,796	(476)
Interest payable	(116)	(51)
Other liabilities	226	197
Net cash from operating activities	10,084	5,031

Cash flows from investing activities
Purchases of securities available for sale	(57,685)	(89,429)
Proceeds from the sale of securities available for sale	-	2,017
Proceeds from maturities and calls of securities available for sale	31,736	51,366
Redemption of FRB and FHLB stock, (net of purchases)	811	1,261
Net change in loans	18,400	20,890
Purchases of premises and equipment, net	(533)	(514)
Proceeds from sales of other real estate acquired through foreclosure	1,782	1,767
Net cash from investing activities	(5,489)	(12,642)

Cash flows from financing activities
Net change in deposits	24,857	(44,854)
Preferred Stock dividends paid	(556)	(834)
Net change in short-term Federal Home Loan Bank advances	-	(2,400)
Repayment of Federal Home Loan Bank advances	(10,036)	(83)
Repayment of other borrowed funds	(1,036)	(1,020)
Net change in federal funds purchased	-	1,444
Net change in agreements to repurchase securities	(3,498)	(3,579)
Net cash from financing activities	9,731	(51,326)

Net change in cash and cash equivalents	14,326	(58,937)

Cash and cash equivalents at beginning of period	82,888	122,248

Cash and cash equivalents at end of period	$97,214	$63,311

See Accompanying Notes to Consolidated Financial Statements

7.

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	2012	2011
Supplemental disclosures of cash flow information:
Cash paid during period for interest	$3,562	$4,429

Cash (received) paid during period for income taxes	(623)	2,305

Loans transferred to real estate acquired through foreclosure	2,837	2,124

See Accompanying Notes to Consolidated Financial Statements

8.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Premier Financial Bancorp, Inc. (the Company) and its wholly owned subsidiaries (the “Banks”):

				June 30, 2012
		Year	Total	Net Income
Subsidiary	Location	Acquired	Assets	Qtr	YTD
Citizens Deposit Bank & Trust	Vanceburg, Kentucky	1991	$215,608	$613	$1,589
Farmers Deposit Bank	Eminence, Kentucky	1996	58,824	119	238
Ohio River Bank	Ironton, Ohio	1998	107,028	328	570
Premier Bank, Inc.	Huntington, West Virginia	1998	751,013	1,530	3,546
Parent and Intercompany Eliminations			7,541	(498)	(1,021)
Consolidated Total			$1,140,014	$2,092	$4,922

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

9.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  2 –SECURITIES

Amortized cost and fair value of investment securities, by category, at June 30, 2012 are summarized as follows:

2012	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
Mortgage-backed securities
U. S. sponsored agency MBS - residential	$42,031	$1,991	$-	$44,022
U. S. sponsored agency CMO’s - residential	211,457	5,654	(29)	217,082
Total mortgage-backed securities of government sponsored agencies	253,488	7,645	(29)	261,104
U. S. government sponsored agency securities	29,066	181	-	29,247
Obligations of states and political subdivisions	9,084	485	-	9,569
Other securities	4,342	1,178	(72)	5,448
Total available for sale	$295,980	$9,489	$(101)	$305,368

Amortized cost and fair value of investment securities, by category, at December 31, 2011 are summarized as follows:

2011	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
Mortgage-backed securities
U. S. sponsored agency MBS - residential	$38,403	$1,856	$(4)	$40,255
U. S. sponsored agency CMO’s - residential	200,835	4,933	(30)	205,738
Total mortgage-backed securities of government sponsored agencies	239,238	6,789	(34)	245,993
U. S. government sponsored agency securities	18,114	58	(31)	18,141
Obligations of states and political subdivisions	9,193	457	-	9,650
Other securities	4,338	440	(83)	4,695
Total available for sale	$270,883	$7,744	$(148)	$278,479

10.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  2–SECURITIES - continued

The amortized cost and fair value of securities at June 30, 2012 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available for sale
Due in one year or less	$1,695	$1,949
Due after one year through five years	13,616	13,844
Due after five years through ten years	24,131	24,536
Due after ten years	1,958	2,526
Corporate preferred securities	1,092	1,409
Mortgage-backed securities of government sponsored agencies	253,488	261,104
Total available for sale	$295,980	$305,368

Proceeds from the sale of securities during the first six months of 2011 were $2,017,000.  An $18,000 gain was recorded from the sale of securities during the first six months of 2011.  There were no sales of securities in the first six months of 2012.

Securities with unrealized losses at June 30, 2012 aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S sponsored agency CMO – residential	$4,482	$(29)	$-	$-	$4,482	$(29)
Other securities	-	-	4	(72)	4	(72)

Total temporarily impaired	$4,482	$(29)	$4	$(72)	$4,486	$(101)

11.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  2–SECURITIES - continued

Securities with unrealized losses at December 31, 2011 aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. government sponsored agency securities	$7,080	$(31)	$-	$-	$7,080	$(31)
U.S sponsored agency MBS – residential	2,544	(4)	-	-	2,544	(4)
U.S sponsored agency CMO – residential	3,941	(30)	-	-	3,941	(30)
Other securities	370	(83)	-	-	370	(83)

Total temporarily impaired	$13,935	$(148)	$-	$-	$13,935	$(148)

The investment portfolio is predominately high quality interest-bearing debt securities with defined maturity dates backed by the U.S. Government or Government sponsored entities.  The unrealized losses at June 30, 2012 and December 31, 2011 are price changes resulting from changes in the interest rate environment and are not considered to be other than temporary declines in the value of the securities.  Their fair value is expected to recover as the bonds approach their maturity date and/or market conditions improve.

NOTE  3 - LOANS

Major classifications of loans at June 30, 2012 and December 31, 2011 are summarized as follows:

	2012	2011
Residential real estate	$219,113	$221,756
Multifamily real estate	30,722	34,335
Commercial real estate:
Owner occupied	99,057	101,864
Non owner occupied	164,116	166,540
Commercial and industrial	67,439	76,960
Consumer	28,934	30,090
All other	60,887	59,378
	$670,268	$690,923

12.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

Activity in the allowance for loan losses by portfolio segment for the six months ending June 30, 2012 was as follows:

Loan Class	Balance Dec 31, 2011	Provision for loan losses	Loans charged-off	Recoveries	Balance June 30, 2012

Residential real estate	$2,134	$221	$119	$32	$2,268
Multifamily real estate	284	143	-	-	427
Commercial real estate:
Owner occupied	918	76	15	-	979
Non owner occupied	2,381	(37)	41	3	2,306
Commercial and industrial	1,880	1,095	992	1	1,984
Consumer	298	98	139	53	310
All other	1,900	104	474	58	1,588
Total	$9,795	$1,700	$1,780	$147	$9,862

Activity in the allowance for loan losses by portfolio segment for the six months ending June 30, 2011 was as follows:

Loan Class	Balance Dec 31, 2010	Provision for loan losses	Loans charged-off	Recoveries	Balance June 30, 2011

Residential real estate	$2,666	$152	$168	$16	$2,666
Multifamily real estate	252	95	-	2	349
Commercial real estate:
Owner occupied	1,141	(155)	-	2	988
Non owner occupied	1,644	253	261	3	1,639
Commercial and industrial	2,421	2,218	16	8	4,631
Consumer	366	18	60	40	364
All other	1,375	(241)	73	50	1,111
Total	$9,865	$2,340	$578	$121	$11,748

13.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

Activity in the allowance for loan losses by portfolio segment for the three months ending June 30, 2012 was as follows:

Loan Class	Balance March 31, 2012	Provision for loan losses	Loans charged-off	Recoveries	Balance June 30, 2012

Residential real estate	$2,368	$(55)	$54	$9	$2,268
Multifamily real estate	434	(7)	-	-	427
Commercial real estate:
Owner occupied	1,024	(45)	-	-	979
Non owner occupied	2,321	(15)	3	3	2,306
Commercial and industrial	2,422	551	990	1	1,984
Consumer	305	51	73	27	310
All other	1,437	270	139	20	1,588
Total	$10,311	$750	$1,259	$60	$9,862

Activity in the allowance for loan losses by portfolio segment for the three months ending June 30, 2011 was as follows:

Loan Class	Balance March 31, 2011	Provision for loan losses	Loans charged-off	Recoveries	Balance June 30, 2011

Residential real estate	$2,760	$(16)	$88	$10	$2,666
Multifamily real estate	303	44	-	2	349
Commercial real estate:
Owner occupied	1,258	(270)	-	-	988
Non owner occupied	1,896	(14)	245	2	1,639
Commercial and industrial	2,262	2,369	-	-	4,631
Consumer	386	(5)	32	15	364
All other	1,417	(288)	33	15	1,111
Total	$10,282	$1,820	$398	$44	$11,748

14.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

Purchased Loans

As a result of the acquisition of Abigail Adams National Bancorp, the Company holds purchased loans for which there was, at the October 1, 2009 acquisition date, evidence of deterioration of credit quality since their origination and it was probable, at acquisition, that all contractually required payments would not be collected.  The carrying amount of those loans is as follows at June 30, 2012 and December 31, 2011.

	2012	2011
Residential real estate	$210	$282
Multifamily real estate	3,524	3,708
Commercial real estate
Owner occupied	280	1,934
Non owner occupied	6,207	6,427
Commercial and industrial	548	583
All other	1,553	1,925
Total carrying amount	$12,322	$14,859

Carrying amount, net of allowance	$12,322	$14,859

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

For those purchased loans disclosed above, the Company did not increase the allowance for loan losses during the six months ended June 30, 2012 and decreased the allowance for loan losses by $190,000 during the six months ended June 30, 2011.

15.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

Past Due and Non-performing Loans

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of June 30, 2012 and December 31 2011.  The recorded investment in non-accrual loans is less than the principal owed on non-accrual loans due to discounts applied to the carrying value of the loan at time of their acquisition and interest payments made by the borrower which have been used to reduce the recorded investment in the loan rather than recognized as interest income.

June 30, 2012	Principal Owed on Non-accrual Loans	Recorded Investment in Non-accrual Loans	Loans Past Due Over 90 Days, still accruing

Residential real estate	$3,825	$3,494	$1,530
Multifamily real estate	8,251	6,492	1,034
Commercial real estate
Owner occupied	6,200	5,372	790
Non owner occupied	10,868	7,416	918
Commercial and industrial	3,768	2,435	27
Consumer	137	125	9
All other	7,775	4,433	-
Total	$40,824	$29,767	$4,308

December 31, 2011	Principal Owed on Non-accrual Loans	Recorded Investment in Non-accrual Loans	Loans Past Due Over 90 Days, still accruing

Residential real estate	$4,479	$4,111	$1,216
Multifamily real estate	13,118	11,139	-
Commercial real estate
Owner occupied	9,970	8,260	851
Non owner occupied	12,938	9,835	1,596
Commercial and industrial	4,756	3,227	814
Consumer	246	237	50
All other	9,198	5,545	-
Total	$54,705	$42,354	$4,527

Nonaccrual loans and impaired loans are defined differently. Some loans may be included in both categories, and some may only be included in one category. Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

16.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

The following table presents the aging of the recorded investment in past due loans as of June 30, 2012 by class of loans:
Loan Class	Total Loans	30-89 Days Past Due	Greater than 90 days past due	Total Past Due	Loans Not Past Due

Residential real estate	$219,113	$6,882	$4,311	$11,193	$207,920
Multifamily real estate	30,722	1,377	6,058	7,435	23,287
Commercial real estate:
Owner occupied	99,057	1,638	1,339	2,977	96,080
Non owner occupied	164,116	697	3,102	3,799	160,317
Commercial and industrial	67,439	564	2,246	2,810	64,629
Consumer	28,934	339	98	437	28,497
All other	60,887	2,230	4,433	6,663	54,224
Total	$670,268	$13,727	$21,587	$35,314	$634,954

The following table presents the aging of the recorded investment in past due loans as of December 31, 2011 by class of loans:
Loan Class	Total Loans	30-89 Days Past Due	Greater than 90 days past due	Total Past Due	Loans Not Past Due

Residential real estate	$221,756	$6,729	$3,635	$10,364	$211,392
Multifamily real estate	34,335	3,249	8,892	12,141	22,194
Commercial real estate:
Owner occupied	101,864	8,081	3,981	12,062	89,802
Non owner occupied	166,540	2,444	6,065	8,509	158,031
Commercial and industrial	76,960	1,714	3,153	4,867	72,093
Consumer	30,090	497	233	730	29,360
All other	59,378	222	5,532	5,754	53,624
Total	$690,923	$22,936	$31,491	$54,427	$636,496

17.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2012:
	Allowance for Loan Losses				Loan Balances
Loan Class	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total

Residential real estate	$507	$1,761	$-	$2,268	$9,955	$208,948	$210	$219,113
Multifamily real estate	-	427	-	427	1,283	25,915	3,524	30,722
Commercial real estate:
Owner occupied	132	847	-	979	7,213	91,564	280	99,057
Non-owner occupied	878	1,428	-	2,306	5,028	152,881	6,207	164,116
Commercial and industrial	1,379	605	-	1,984	11,084	55,807	548	67,439
Consumer	36	274	-	310	36	28,898	-	28,934
All other	116	1,472	-	1,588	4,970	54,364	1,553	60,887
Total	$3,048	$6,814	$-	$9,862	$39,569	$618,377	$12,322	$670,268

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

The following table presents loans individually evaluated for impairment by class of loans as of June 30, 2012.  The table includes $12,322 of loans acquired with deteriorated credit quality that are still individually evaluated for impairment.

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Residential real estate	$5,398	$5,155	$-
Multifamily real estate	7,077	4,807	-
Commercial real estate
Owner occupied	8,159	6,859	-
Non owner occupied	12,355	9,102	-
Commercial and industrial	3,773	2,599	-
All other	9,737	5,910	-
	46,499	34,432	-
With an allowance recorded:
Residential real estate	$5,048	$5,010	$507
Commercial real estate
Owner occupied	634	634	132
Non owner occupied	2,197	2,133	878
Commercial and industrial	9,249	9,033	1,379
Consumer	36	36	36
All other	615	613	116
	17,779	17,459	3,048
Total	$64,278	$51,891	$3,048

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

20.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

The following table presents the average balance of loans individually evaluated for impairment and interest income recognized on these loans for the six months ended June 30, 2012 and June 30, 2011.   The table includes loans acquired with deteriorated credit quality that are still individually evaluated for impairment.

	Six months ended June 30, 2012			Six months ended June 30, 2011
Loan Class	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized

Residential real estate	$10,165	$318	$304	$281	$84	$93
Multifamily real estate	7,334	1,350	1,341	6,748	16	16
Commercial real estate:
Owner occupied	8,612	938	923	11,949	25	26
Non-owner occupied	11,479	55	51	10,147	30	32
Commercial and industrial	9,055	240	233	8,441	189	192
Consumer	37	1	1	41	4	4
All other	7,896	194	183	12,865	25	25
Total	$54,578	$3,096	$3,036	$50,472	$373	$388

The following table presents the average balance of loans individually evaluated for impairment and interest income recognized on these loans for the three months ended June 30, 2012 and      June 30, 2011.   The table includes loans acquired with deteriorated credit quality that are still individually evaluated for impairment.

	Three months ended June 30, 2012			Three months ended June 30, 2011
Loan Class	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized

Residential real estate	$10,209	$189	$181	$319	$82	$91
Multifamily real estate	4,850	43	37	7,751	16	16
Commercial real estate:
Owner occupied	7,619	44	38	11,977	12	12
Non-owner occupied	11,432	20	25	9,111	23	24
Commercial and industrial	11,473	133	126	8,390	16	18
Consumer	36	1	1	40	3	3
All other	6,696	98	101	13,571	19	17
Total	$52,315	$528	$509	$51,159	$171	$181

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

The following table presents TDR’s as of June 30, 2012 and December 31, 2011:

June 30, 2012	TDR’s on Non-accrual	Other TDR’s	Total TDR’s

Residential real estate	$317	$1,079	$1,396
Commercial real estate
Owner occupied	4,391	-	4,391
Non owner occupied	2,971	1,612	4,583
Commercial and industrial	3	2,795	2,798
All other	-	2,039	2,039
Total	$7,682	$7,525	$15,207

December 31, 2011	TDR’s on Non-accrual	Other TDR’s	Total TDR’s

Residential real estate	$59	$1,371	$1,430
Commercial real estate
Owner occupied	4,541	-	4,541
Non owner occupied	3,135	1,641	4,776
Commercial and industrial	42	897	939
Consumer	11	1	12
All other	-	2,041	2,041
Total	$7,788	$5,951	$13,739

At June 30, 2012 $131,000 in specific reserves was allocated to loans that had restructured terms.  At December 31, 2011 $238,000 in specific reserves was allocated to loans that had restructured terms.

22.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

The following table presents TDR’s that occurred during the three and six months ended June 30, 2012:

	Three months ended June 30, 2012			Six months ended June 30, 2012
Loan Class	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial and industrial	-	$-	$-	2	$1,999	$1,999

The troubled debt restructurings described above increased the allowance for loan losses by $40,000 during the six month period ending June 30, 2012.

During the three months and six months ended June 30, 2012 there were no TDR’s for which there as a payment default within twelve months following the modification. During the three months and six months ended June 30, 2011 there were no TDR’s for which there as a payment default within twelve months following the modification.

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

24.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

As of June 30, 2012, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

Loan Class	Pass	Special Mention	Substandard	Doubtful	Total Loans

Residential real estate	$197,990	$6,863	$14,010	$250	$219,113
Multifamily real estate	20,735	2,210	7,777	-	30,722
Commercial real estate:
Owner occupied	80,746	4,201	14,110	-	99,057
Non-owner occupied	143,756	4,805	15,555	-	164,116
Commercial and industrial	51,948	3,679	11,795	17	67,439
Consumer	28,693	157	48	36	28,934
All other	49,845	725	9,629	688	60,887
Total	$573,713	$22,640	$72,924	$991	$670,268

As of December 31, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

Loan Class	Pass	Special Mention	Substandard	Doubtful	Total Loans

Residential real estate	$198,865	$8,105	$14,731	$55	$221,756
Multifamily real estate	16,798	2,218	15,319	-	34,335
Commercial real estate:
Owner occupied	79,753	5,377	16,600	134	101,864
Non-owner occupied	146,305	4,883	15,352	-	166,540
Commercial and industrial	58,158	8,675	10,095	32	76,960
Consumer	29,753	198	102	37	30,090
All other	43,485	1,052	14,064	777	59,378
Total	$573,117	$30,508	$86,263	$1,035	$690,923

25.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  4 – FEDERAL HOME LOAN BANK ADVANCES

The Banks own stock of the Federal Home Loan Bank (FHLB) of Cincinnati, Ohio, the FHLB of Pittsburgh, Pennsylvania, and the FHLB of Atlanta, Georgia. This stock allows the Banks to borrow advances from the FHLB.

Advances from the FHLB at June 30, 2012 and December 31, 2011 were as follows:

	2012	2011
Payments due at maturity in March 2012, fixed rate at 1.81%	$-	$10,042
Payments due monthly with maturity in July 2012, fixed rate at 4.40%	6	41
	$6	$10,083

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

26.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  5 - STOCKHOLDERS’ EQUITY AND REGULATORY MATTERS (continued)

These quantitative measures established by regulation to ensure capital adequacy require the Company and Banks to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of June 30, 2012, that the Company and the Banks meet all quantitative capital adequacy requirements to which they are subject.

Shown below is a summary of regulatory capital ratios for the Company:
	June 30, 2012	December 31, 2011	Regulatory Minimum Requirements	To Be Considered Well Capitalized
Tier I Capital (to Risk-Weighted Assets)	17.4%	16.0%	4.0%	6.0%
Total Capital (to Risk-Weighted Assets)	18.6%	17.2%	8.0%	10.0%
Tier I Capital (to Average Assets)	10.4%	10.0%	4.0%	5.0%

As of June 30, 2012, the most recent notification from each of the Banks’ primary Federal regulators categorized the subsidiary Banks as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Banks must maintain minimum Total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the preceding table.  There are no conditions or events since that notification that management believes have changed the Banks’ categories.

The July 29, 2010 Written Agreement between Premier, the Federal Reserve Bank of Richmond (“FRB”) and the Virginia Bureau required Premier to obtain prior written approval of the FRB and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System for declaring or paying any dividends, and also required prior written approval of the FRB before incurring, increasing or guaranteeing any debt or purchasing or redeeming any shares of its stock.

On July 24, 2012 the FRB announced that it had terminated the July 29, 2010 Written Agreement.

27.

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

The U.S. Treasury has agreed not to exercise voting power with respect to any common stock issued to it upon exercise of the Warrant.  The common stock will be issued from authorized but unissued common stock and thus will dilute the interests of existing Premier common shareholders.  As of June 30, 2012, the Warrant has not yet been exercised.

28.

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

On July 27, 2012, the U.S. Treasury announced that it has sold 22,252 shares, or 100%, of its interest in the Series A Preferred Stock in a modified Dutch Auction conducted from July 23, 2012 through July 26, 2012 (the “Auction”).  Premier sought and obtained regulatory approval to participate in the Auction and successfully repurchased 10,252 shares of the Series A Preferred Stock at the closing price of $901.03 per share.  On August 10, 2012, Premier redeemed the 10,252 shares of the Series A Preferred Stock at the discounted price of $901.03 per share.  The redemption reduces Tier I Capital and Preferred Equity by approximately $9,237,000.

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

29.

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

Compensation expense of $85,000 was recorded for the first six months of 2012 compared to $47,000 for the first six months of 2011.  For the three months ended June 30, $57,000 was recorded for 2012 while $30,000 was recorded for 2011.  Stock-based compensation expense is recognized ratably over the requisite vesting period for all awards. Unrecognized stock-based compensation expense related to stock options totaled $248,000 at June 30, 2012. This unrecognized expense is expected to be recognized over the next 32 months based on the vesting periods of the options.

A summary of the Company’s stock option activity and related information is presented below for the six months ended June 30:

	- - - - - - 2012 - - - - - -		- - - - - - 2011 - - - - - -
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	350,949	$9.69	255,649	$10.77
Grants	105,700	7.47	102,000	6.95
Exercises	-	-	-	-
Forfeitures or expired	(7,000)	7.73	-	-
Outstanding at June 30,	449,649	$9.20	357,649	$9.68

Exercisable at June 30,	265,696		209,996
Weighted average remaining life of options outstanding	6.8		6.9
Weighted average fair value of options granted during the year	$2.34		$1.63

Options outstanding at period-end are expected to fully vest.

30.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  7 – STOCK COMPENSATION EXPENSE - continued

Additional information regarding stock options outstanding and exercisable at June 30, 2012, is provided in the following table:

	- - - - - - - - Outstanding - - - - - - - -			- - - - - - - - Currently Exercisable - - - - - - - -
Range of Exercise Prices	Number	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value

$6.50 to $10.00	325,016	$7.51	$74	141,063	5.9	$7.66	$48
$10.01 to $12.50	28,333	11.62	-	28,333	2.6	11.62	-
$12.51 to $15.00	68,800	13.47	-	68,800	5.2	13.47	-
$15.01 to $17.50	27,500	16.00	-	27,500	3.6	16.00	-
Outstanding - Jun 30, 2012	449,649	9.20	$74	265,696	5.1	10.45	$48

NOTE  8 – EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the earnings per common share and earnings per common share assuming dilution computations for the three and six months ended June 30, 2012 and 2011 is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Basic earnings per share
Income available to common stockholders	$1,786	$724	$4,311	$2,089
Weighted average common shares outstanding	7,937,143	7,937,143	7,937,143	7,937,143
Earnings per share	$0.23	$0.09	$0.54	$0.26

Diluted earnings per share
Income available to common stockholders	$1,786	$724	$4,311	$2,089
Weighted average common shares outstanding	7,937,143	7,937,143	7,937,143	7,937,143
Add dilutive effects of potential additional common stock	202,258	176,092	144,075	158,482
Weighted average common and dilutive potential common shares outstanding	8,139,401	8,113,235	8,081,218	8,095,625
Earnings per share assuming dilution	$0.22	$0.09	$0.53	$0.26

Stock options for 405,349 and 209,049 shares of common stock were not considered in computing diluted earnings per share for the six months ended June 30, 2012 and 2011 because they were antidilutive.  Stock options for 202,449 and 209,049 shares of common stock were not considered in computing diluted earnings per share for the three months ended June 30, 2012 and 2011 because they were antidilutive.

31.

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

32.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  9 – FAIR VALUE - continued

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at June 30, 2012 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale
Mortgage-backed securities
U. S. agency MBS - residential	$44,022	$-	$44,022	$-
U. S. agency CMO’s - residential	217,082	-	217,082	-
Total mortgage-backed securities of government sponsored agencies	261,104	-	261,104	-
U. S. government sponsored agency securities	29,247	-	29,247	-
Obligations of states and political subdivisions	9,569	-	9,429	140
Other securities	5,448	-	5,448	-
Total available for sale	$305,368	$-	$305,228	$140

		Fair Value Measurements at December 31, 2011 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale
Mortgage-backed securities
U. S. agency MBS - residential	$40,255	$-	$40,255	$-
U. S. agency CMO’s - residential	205,738	-	205,738	-
Total mortgage-backed securities of government sponsored agencies	245,993	-	245,993	-
U. S. government sponsored agency securities	18,141	-	18,141	-
Obligations of states and political subdivisions	9,650	-	9,510	140
Other securities	4,695	-	4,695	-
Total available for sale	$278,479	$-	$278,339	$140

33.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  9 – FAIR VALUE - continued

The carrying amounts and estimated fair values of financial instruments at June 30, 2012 were as follows:

		Fair Value Measurements at June 30, 2012 Using
	Carrying Amount	Level 1	Level 2		Level 3	Total
Financial assets
Cash and due from banks	$85,192	$85,192	$-		$-	$85,192
Federal funds sold	12,022	12,022	-		-	12,022
Securities available for sale	305,368	-	305,228		140	305,368
Loans held for sale	221	-	221		-	221
Loans, net	660,406	-	-		657,902	657,902
Federal Home Loan Bank stock	4,405	n/a	n/a		n/a	n/a
Interest receivable	3,448	-	950		2,498	3,448

Financial liabilities
Deposits	$(949,871)	$(571,632)	$(382,675)		$-	$(954,307)
Securities sold under agreements to repurchase	(19,707)	-	(19,707	)-	-	(19,707)
Federal Home Loan Bank advances	(6)	-	(6)		-	(6)
Other borrowed funds	(17,094)	-	(17,066)		-	(17,066)
Interest payable	(596)	(6)	(590)		-	(596)

The carrying amounts and estimated fair values of financial instruments at December 31, 2011 were as follows:

	Carrying Amount	Fair Value
Financial assets
Cash and due from banks	$72,056	$72,056
Federal funds sold	10,832	10,832
Securities available for sale	278,479	278,479
Loans held for sale	70	70
Loans, net	681,128	675,616
Federal Home Loan Bank stock	5,216	n/a
Interest receivable	3,497	3,497

Financial liabilities
Deposits	$(925,078)	$(929,796)
Securities sold under agreements to repurchase	(23,205)	(23,205)
Federal Home Loan Bank advances	(10,083)	(10,141)
Other borrowed funds	(18,130)	(18,101)
Interest payable	(712)	(712)

34.

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

35.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  9 – FAIR VALUE - continued

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at June 30, 2012 Using
	June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Residential Real Estate	$4,503	$-	$-	$4,503
Commercial Real Estate
Owner Occupied	502	-	-	502
Non-owner Occupied	1,255	-	-	1,255
Commercial and Industrial	7,654	-	-	7,654
All Other	497	-	-	497
Total impaired loans	14,411	$-	$-	$14,411

Other real estate owned:
Residential Real Estate	$265	$-	$-	$265
Commercial Real Estate
Owner Occupied	100	-	-	100
Non-owner Occupied	2,931	-	-	2,931
All Other	224	-	-	224
Total OREO	$3,520	$-	$-	$3,520

36.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  9 – FAIR VALUE - continued

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at December 31, 2011 Using
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

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $17,459,000 at June 30, 2012 with a valuation allowance of $3,048,000 and a carrying amount of $15,205,000 at December 31, 2011 with a valuation allowance of $3,047,000, resulting in a provision for loan losses of $1,000 for the six months ended June 30, 2012, compared to a $2,342,000 provision for loan losses for the six months ended June 30, 2011;  and a negative $527,000 provision for loan losses for the three months ended June 30, 2012, compared to a $2,327,000 provision for loan losses for the three months ended    June 30, 2011.  The detail of impaired loans by loan class is contained in Note 3 above.

Other real estate owned measured at fair value less costs to sell, had a net carrying amount of $3,520,000 which is made up of the outstanding balance of $4,547,000 net of a valuation allowance of $1,027,000 at June 30, 2012, resulting in write downs of $85,000 for the six months ending June 30, 2012 compared to $362,000 for the six months ending June 30, 2011; and write downs of $41,000 for the three months ending June 30, 2012 compared to $76,000 for the three months ending June 30, 2011.  At December 31, 2011, other real estate owned had a net carrying amount of $14,083,000, made up of the outstanding balance of $15,288,000, net of a valuation allowance of $1,205,000.

37.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  9 – FAIR VALUE - continued

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	June 30, 2012	Valuation Techniques	Unobservable Inputs	Range (Weighted Avg)
Impaired loans:
Residential Real Estate	$4,503	sales comparison	adjustment for differences between the comparable sales	0.8%-49.9% (8.7%)
Commercial Real Estate
Owner Occupied	502	sales comparison	adjustment for limited saleablity of specialized property	40.0%-70.0% (44.1%)
Non-owner Occupied	1,255	sales comparison	adjustment for differences between the comparable sales	10.0%-59.0% (37.5%)
		income approach	capitalization rate	9.50%
Commercial and Industrial	7,654	sales comparison	adjustment for differences between the comparable sales	0.0%-43.3% (36.4%)
All Other	497	sales comparison	adjustment for percentage of completion of construction	35.0%-91.4% (38.4%)
Total impaired loans	14,411

Other real estate owned:
Residential Real Estate	$265	sales comparison	adjustment for differences between the comparable sales	26.1%-47.8% (35.2%)
Commercial Real Estate
Owner Occupied	100	sales comparison	adjustment for estimated realizable value	17.9%-17.9% (17.9%)
Non-owner Occupied	2,931	sales comparison	adjustment for differences between the comparable sales	0.0%-82.7% (17.5%)
All Other	224	sales comparison	adjustment for estimated realizable value	0.0%-49.7% (23.8%)
Total OREO	$3,250

38.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  10 – SUBSEQUENT EVENTS

On July 24, 2012, Premier issued a press release announcing that the July 29, 2010 Written Agreement with the Federal Reserve Bank of Richmond (“FRB”) had been terminated by the FRB.  In a notice posted on the Federal Reserve System Board of Governors’ website on July 24, 2012, (www.federalreserve.gov), the Federal Reserve Bank noted that Premier has fully satisfied all of the provisions of the Written Agreement and, accordingly, the FRB had terminated the agreement effective July 23, 2012.

On August 10, 2012, Premier redeemed 10,252 shares of the Series A Preferred Stock at a discounted price of $901.03 per share.  On July 27, 2012, Premier was notified that it successfully bid to repurchase 10,252 shares of the 22,252 shares of Series A Preferred Stock issued to the U.S. Treasury as part of TARP.  Using a modified Dutch auction methodology that establishes a market price by allowing investors to submit bids at specified increments during the period of July 23, 2012 through July 26, 2012, the U.S. Treasury auctioned all of Premier’s 22,252 Series A Preferred Stock.  The closing price of the auctioned shares was $901.03 per share.  The redemption reduces Tier I Capital and Preferred Equity by approximately $9,237,000.

39.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
JUNE 30, 2012

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

Net income for the six months ended June 30, 2012 was $4,922,000, or $0.53 per diluted share, compared to net income of $2,700,000, or $0.26 per diluted share, for the six months ended June 30, 2011.  The increase in net income in 2012 is largely due to a decrease in total interest expense, a decrease in the provision for loan losses, and decreases in data processing expense, conversion costs and FDIC insurance costs more than offsetting decreases in interest income and non-interest income.  The annualized returns on average common shareholders’ equity and average assets were approximately 6.76% and 0.86% for the six months ended June 30, 2012 compared to 3.67% and 0.45% for the same period in 2011.

Net income for the three months ended June 30, 2012 was $2,092,000, or $0.22 per diluted share, compared to net income of $1,029,000 or $0.09 per diluted share for the three months ended June 30, 2011.  The increase in income in 2012 is also largely due to a decrease in total interest expense, a decrease in the provision for loan losses, and decreases in data processing expense, conversion costs and FDIC insurance costs more than offsetting decreases in interest income and non-interest income.  The annualized returns on common shareholders’ equity and average assets were approximately 5.62% and 0.73% for the three months ended June 30, 2012 compared to 2.53% and 0.35% for the same period in 2011.

40.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
JUNE 30, 2012

    Net interest income for the six months ended June 30, 2012 totaled $22.73 million, up $605,000, or 2.7%, from the $22.12 million of net interest income earned in the first six months of 2011, as the decrease in total interest expense exceeded the decrease in total interest income.  Interest income in 2012 decreased by $327,000, or 1.2%, largely due to a decrease in interest income on investments.  Interest earned on investments decreased by $447,000, or 10.7%, due to lower average yields even though on a higher average volume of investments.  Interest earned on federal funds sold and interest bearing bank balances decreased by $17,000, largely due to a lower average volume of assets held in this category.  The decreases in interest income were partially offset by an increase in interest income on loans.  In the first six months of 2012, interest income on loans increased by $137,000, or 0.6%, compared to the same period in 2011.  In 2012, interest income on loans included $1.56 million from the recognition of deferred interest and purchase discounts on non-accrual loans liquidated during the first quarter of 2012.  The timing of these liquidations is difficult to predict, which creates fluctuations in reported loan interest income.  Otherwise, interest income on loans would have decreased by $1.4 million in the first six months of 2012 due to lower yields on a lower average balance of loans outstanding.

    More than offsetting the decrease in interest income, interest expense decreased in total during the first six months of 2012 by $932,000, or 21.3%, when compared to the same six months of 2011.  Interest expense on deposits decreased by $786,000, or 20.9%, largely due to a continuing decrease in the rates paid on deposits combined with a lower average balance of interest-bearing deposits outstanding.  Interest expense on repurchase agreements and other short-term borrowings decreased by $39,000, largely due to lower rates paid and a lower average balance outstanding.  Interest expense on FHLB advances decreased by $53,000, or 56.4%, due to a decrease in the average balance outstanding resulting from the payoff of borrowings at maturity during the first quarter of 2012.  Interest expense on other borrowings decreased by $54,000, or 12.3%, in the first six months of 2012 compared to the first six months of 2011, largely due to a decrease in the average amount of borrowings outstanding.

    The Board of Governors’ policy to reduce the federal funds rate to nearly zero, coupled with the U.S. Treasury actively buying investment securities, has significantly reduced the yield on much of Premier’s earning assets, including investments, federal funds sold and variable rate loans.  Premier has tried to offset some of the lower interest income by lowering the rates paid on its deposits and repurchase agreements with customers.  The recognition of additional loan interest income combined with the lower rates paid on interest-bearing deposits and repurchase agreements have combined to increase Premier’s overall net interest margin.  Premier’s net interest margin during the first six months of 2012 was 4.38% compared to 4.11% for the same period in 2011.  A portion of the interest income on loans is the result of recognizing into interest income the remaining fair value discounts on notes acquired via a business acquisition if that note was paid-off during the quarter.  These events cannot be predicted with certainty and may positively or negatively affect interest income on loans in future periods.

41.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
JUNE 30, 2012

Additional information on Premier’s net interest income for the first six months of 2012 and 2011 is contained in the following table.

PREMIER FINANCIAL BANCORP, INC.
AVERAGE CONSOLIDATED BALANCE SHEETS
AND NET INTEREST INCOME ANALYSIS

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
Assets
Interest Earning Assets
Federal funds sold and other	$65,767	$76	0.23%	$86,272	$93	0.22%
Securities available for sale
Taxable	291,631	3,620	2.48	280,049	4,057	2.90
Tax-exempt	7,647	112	4.44	8,318	122	4.44
Total investment securities	299,278	3,732	2.53	288,367	4,179	2.94
Total loans	677,189	22,364	6.62	712,433	22,227	6.29
Total interest-earning assets	1,042,234	26,172	5.05%	1,087,072	26,499	4.92%
Allowance for loan losses	(10,039)			(10,255)
Cash and due from banks	28,689			27,435
Other assets	75,598			78,574
Total assets	$1,136,482			$1,182,826

Liabilities and Equity
Interest-bearing liabilities
Interest-bearing deposits	$745,796	2,972	0.80	$766,720	3,758	0.99
Short-term borrowings	21,323	48	0.45	25,509	87	0.69
FHLB advances	3,757	41	2.19	10,657	94	1.78
Other borrowings	17,482	385	4.42	19,640	439	4.51
Total interest-bearing liabilities	788,358	3,446	0.88%	822,526	4,378	1.07%
Non-interest bearing deposits	195,866			221,898
Other liabilities	4,185			3,479
Shareholders’ equity	148,073			134,923
Total liabilities and equity	$1,136,482			$1,182,826

Net interest earnings		$22,726			$22,121
Net interest spread			4.17%			3.85%
Net interest margin			4.38%			4.11%

42.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
JUNE 30, 2012

Additional information on Premier’s net interest income for the second quarter of 2012 and second quarter of 2011 is contained in the following table.

PREMIER FINANCIAL BANCORP, INC.
AVERAGE CONSOLIDATED BALANCE SHEETS
AND NET INTEREST INCOME ANALYSIS

	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
Assets
Interest Earning Assets
Federal funds sold and other	$66,149	$44	0.27%	$72,662	$40	0.22%
Securities available for sale
Taxable	300,694	1,829	2.43	293,970	2,121	2.89
Tax-exempt	7,608	56	4.46	8,264	60	4.40
Total investment securities	308,302	1,885	2.48	302,234	2,181	2.93
Total loans	674,332	10,027	5.96	706,158	11,287	6.41
Total interest-earning assets	1,048,783	11,956	4.58%	1,081,054	13,508	5.02%
Allowance for loan losses	(10,244)			(10,486)
Cash and due from banks	28,937			30,497
Other assets	74,931			77,079
Total assets	$1,142,407			$1,178,143

Liabilities and Equity
Interest-bearing liabilities
Interest-bearing deposits	$752,332	1,437	0.77	$761,236	1,826	0.96
Short-term borrowings	20,260	22	0.44	23,732	40	0.68
FHLB advances	12	-	0.00	10,203	47	1.85
Other borrowings	17,323	189	4.38	19,386	223	4.61
Total interest-bearing liabilities	789,927	1,648	0.84%	814,557	2,136	1.05%
Non-interest bearing deposits	198,816			224,021
Other liabilities	4,474			3,039
Shareholders’ equity	149,190			136,526
Total liabilities and equity	$1,142,407			$1,178,143

Net interest earnings		$10,308			$11,372
Net interest spread			3.74%			3.97%
Net interest margin			3.95%			4.23%

Net interest income for the quarter ending June 30, 2012 totaled $10.31 million, down $1.06 million, or 9.4%, from the $11.37 million of net interest income earned in the second quarter of 2011.  Interest income in the second quarter of 2012 decreased by $1.55 million, or 11.5%, largely due to a decrease in interest income on loans.  Interest income on loans decreased by $1.26 million, or 11.2%, due to lower yields earned on a lower average volume of loans outstanding.  A portion of the interest income on loans in the second quarter of 2011 was the result of loans purchased at a discount being fully paid-off during the period.  When a loan that has been discounted as a result being purchased in a business acquisition is paid-off, any remaining discount is recognized as interest income on loans.  These events cannot be predicted with certainty and may positively or negatively affect interest income on loans in future periods.  Interest earned on investments decreased by $296,000, or 13.6%, due to lower average yields even though on a higher average volume of investments.  Interest earned on federal funds sold and interest bearing bank balances increased by $4,000, largely due to slightly higher yields on a lower average volume of assets held in this category.

43.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
JUNE 30, 2012

Offsetting a portion of the decrease in interest income, interest expense decreased in total during the second quarter of 2012 by $488,000, or 22.8%, when compared to the same quarter of 2011.  Interest expense on deposits decreased by $389,000, or 21.3%, largely due to a continuing decrease in the rates paid combined with a lower average balance of interest-bearing deposits outstanding.  Interest expense on repurchase agreements and other short-term borrowings decreased by $18,000, again largely due to a decrease in the interest rates paid combined with a lower average balance outstanding.  Interest expense on FHLB advances decreased by $47,000 (to less than $1,000 for the quarter), due to a decrease in the average balance outstanding resulting from the payoff of borrowings at maturity during the first quarter of 2012.  The remaining balance of FHLB advances outstanding at June 30, 2012 will mature in the third quarter of 2012.  Interest expense on other borrowings decreased by $34,000 in the second quarter of 2012 compared to the second quarter of 2011, largely due to a decrease in the average amount of borrowings outstanding.  The Board of Governors’ policy to reduce the federal funds rate to nearly zero, coupled with the U.S. Treasury actively buying investment securities, has significantly reduced the yield on much of Premier’s earning assets, including investments, federal funds sold and variable rate loans.  New fixed rate loans are also pricing lower than loans originated in prior periods.  Premier has tried to offset some of the lower interest income by lowering the rates paid on its deposits and repurchase agreements with customers.  However, the lower yield on loans and investments has outpaced the decrease in interest rates paid on total interest-bearing liabilities, resulting in a decrease in Premier’s overall net interest margin.  Premier’s net interest margin during the second quarter of 2012 was 3.95% compared to 4.23% for the same period in 2011.

Non-interest income (including $18,000 of gains on the sale of securities recorded in 2011) decreased by $196,000, or 5.9% to $3,149,000 for the first six months of 2012 compared to the same period of 2011.  Service charges on deposit accounts decreased by $166,000, or 8.9%, as customers reduced their propensity to incur overdraft charges as they managed their checking accounts more closely during the economic downturn.  Secondary market mortgage income decreased by $12,000, or 8.6%, in the first six months of 2012 when compared to the first six months of 2011 due to stricter underwriting criteria of secondary market mortgage purchasers resulting in longer timeframes for approval and fewer loans approved during the period.  These decreases were partially offset by an $82,000, or 8.8% increase in electronic banking income (income from debit/credit cards, ATM fees and internet banking charges).  Electronic banking income increased largely due to continued increases in Premier’s deposit customer base and customers’ greater propensity to use electronic means to conduct their banking business.  Other non-interest income decreased by $100,000, largely due to decreases in fee income from loans and currency exchange fees plus the $18,000 of gains on the sale of securities recorded in 2011, partially offset by an increase in checkbook sales.

For the quarter ending June 30, 2012, non-interest income (including $18,000 of gains on the sale of securities in 2011) decreased $102,000 to $1,632,000 compared to $1,734,000 recognized during the same quarter of 2011.  Service charges on deposit accounts decreased by $108,000, or 11.0%, and other income decreased by $88,000 (including $18,000 of gains on the sale of securities in 2011).  These decreases in non-interest income were partially offset by a $43,000, or 9.0%, increase in electronic banking income and a $51,000, or 98.1%, increase in secondary market mortgage income.  The increase in secondary market income is due to a change in processing operations which has resulted in an a greater percentage of revenue per loan originated and sold in the secondary market.

44.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
JUNE 30, 2012

Non-interest expenses for the first six months of 2012 totaled $16.66 million, or 2.95% of average assets on an annualized basis, compared to $19.02 million, or 3.24% of average assets for the same period of 2011.  The $2.36 million decrease in non-interest expenses in 2012 when compared to the first six months of 2011 is largely due to a $642,000, or 26.9%, decrease in data processing expenses and $842,000 of conversion expenses incurred during the first six months of 2011 as Premier changed its operating and customer delivery systems to a more unified platform last year.  Also contributing to the decrease in non-interest expenses in 2012 was a $496,000, or 50.8%, decrease in FDIC insurance costs.  In the second quarter of 2011, Premier merged five of its subsidiary banks together to form Premier Bank, Inc.  The FDIC insurance expense of Premier Bank is substantially less than the combined insurance costs of the five individual subsidiary banks.  Other decreases in non-interest expense during the first six months of 2012 include a $222,000, or 2.8%, decrease in staff costs, a $217,000, or 8.6%, decrease in occupancy and equipment expense, a $70,000, or 16.9%, decrease in taxes not on income, a $68,000, or 16.4%, decrease in core deposit amortization expense and a $491,000, or 22.7%, decrease in other operating expenses.  Staff costs have decreased as normal salary and benefit increases have been offset by a reduction in the number of employees.  Occupancy and equipment expense decreased due to lower utility costs and snow removal expenses as a result of the milder winter, lower building repair costs and lower equipment maintenance expenses.  Taxes not on income have decreased due to enacted rate decreases in equity based taxes in West Virginia.  Core deposit amortization expense decreased as Premier utilizes an accelerated method to amortize its core deposit intangible asset.  Decreases in other operating expenses include savings on regulatory assessments and correspondent bank charges resulting from the merger of the five subsidiary banks plus higher levels of expenses in 2011 due to the conversion such as supplies, postage, marketing and travel as well as decreases in loan processing costs.  These expense decreases more than offset a $102,000, or 21.2%, increase in professional fees, a $100,000, or 24.6%, increase in expenses and writedowns on other real estate owned (OREO), and a $483,000 increase in collection costs, namely foreclosure and other loan collection expenses associated with the liquidation of non-accrual loans during the first quarter of 2012.

Non-interest expenses for the second quarter of 2012 totaled $8.07 million, or 2.84% of average assets on an annualized basis, compared to $9.72 million, or 3.31% of average assets for the same period of 2011.  The $1.65 million decrease in non-interest expenses in the second quarter of 2012 when compared to the second quarter of 2011 is largely due to a $307,000, or 26.0%, decrease in data processing expenses and $463,000 of conversion expenses incurred during the second quarter of 2011, as Premier changed its operating and customer delivery systems to a more unified platform last year.  Also contributing to the decrease in non-interest expenses in 2012 was a $230,000, or 49.0%, decrease in FDIC insurance costs.  In the second quarter of 2011, Premier merged five of its subsidiary banks together to form Premier Bank, Inc.  The FDIC insurance expense of Premier Bank, Inc. is substantially less than the combined insurance costs of the five individual subsidiary banks.  Other decreases in non-interest expense during the second quarter of 2012 include a $154,000, or 3.8%, decrease in staff costs, a $161,000, or 12.6%, decrease in occupancy and equipment expense, a $32,000, or 14.4%, decrease in taxes not on income, a $30,000, or 9.3%, decrease in expenses and writedowns on OREO,  a $31,000, or 15.1%, decrease in core deposit amortization expense, and a $324,000, or 28.0%, decrease in other operating expenses.  Staff costs have decreased as normal salary and benefit increases have been offset by a reduction in the number of employees.  Occupancy and equipment expense decreased due to lower utility costs, lower building repair costs, lower equipment maintenance expenses and lower software costs.  Decreases in other operating expenses include savings on regulatory assessments and correspondent bank charges resulting from the merger of the five subsidiary banks plus higher levels of expenses in 2011 due to the conversion such as supplies, postage, marketing and travel as well as decreases in loan processing costs.  These expense decreases more than offset a $78,000, or 35.1%, increase in professional fees.

45.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
JUNE 30, 2012

Income tax expense was $2.59 million for the first six months of 2012 compared to $1.40 million for the first six months of 2011.  The effective tax rate for the six months ended June 30, 2012 was 34.5% compared to 34.2% for the same period in 2011.   For the quarter ending June 30, 2012, income tax expense was $1.03 million, a 33.0% effective tax rate, compared to $541,000 (a 34.5% effective tax rate) for the same period in 2011.   The increase in income tax expense can be primarily attributed to the increase in pre-tax income detailed above, while changes in the effective income tax rate are largely due to changes in the amount of income subject to state income taxes.

46.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
JUNE 30, 2012

B.         Financial Position

Total assets at June 30, 2012 increased by $15.9 million to just over $1.140 billion from the $1.124 billion at December 31, 2011.  Similarly, earning assets increased by $18.7 million from the $1.028 billion at year-end 2011 to end the quarter at $1.047 billion.  The increase in earning assets was largely due to an increase in securities available for sale and interest-bearing bank balances partially offset by a decrease in total loans outstanding (see below).

Cash and due from banks at June 30, 2012 was $30.5 million, a $1.1 million increase from the $29.4 million at December 31, 2011.  Interest-bearing bank balances increased by $12.0 million from the $42.7 million reported at December 31, 2011, while federal funds sold increased by $1.2 million to $12.0 million at June 30, 2012.  Changes in these highly liquid assets are generally in response to increases in deposits, the demand for deposit withdrawals or the funding of loans or investment purchases and are part of Premier’s management of its liquidity and interest rate risks.  The increase in interest bearing bank balances during the first six months of 2012 was largely in response to an increase in funding primarily via an increase in total deposits during the first six months of 2012.

Securities available for sale totaled $305.4 million at June 30, 2012, a $26.9 million increase from the $278.5 million at December 31, 2011.  The increase was largely due to the investment of surplus funds from the repayment or complete payoff of loans in the first six months exceeding new loan volume plus additional funds from the net growth in deposits during the period.  During the first six months of 2012, Premier used some of its surplus liquid assets to purchase bonds in the short- to mid-term maturity range in an effort to improve its overall yield on earning assets without unduly increasing interest rate risk.  The investment portfolio is predominately high quality residential mortgage backed securities backed by the U.S. Government or Government sponsored agencies.  The unrealized losses at June 30, 2012 and December 31, 2011 are believed to be price changes resulting from increases in the long-term interest rate environment since the investments’ purchase and management anticipates receiving all principal and interest on these investments as they come due.  Additional details on investment activities can be found in the Consolidated Statements of Cash Flows.

Total loans at June 30, 2012 were $670.3 million compared to $690.9 million at December 31, 2011, a decrease of approximately $20.6 million.  The decrease in loans was largely due to loan payoffs, transfers of loans to OREO upon foreclosure and principal payments which more than offset sluggish new loan demand during the first six months of 2012.  New loan demand continues to be minimal due to the slow pace of the economic recovery in 2012.

Deposits totaled $949.9 million as of June 30, 2012, a $24.8 million increase from the $925.1 million in deposits at December 31, 2011.  The overall increase in deposits is largely due to a $19.4 million increase in interest bearing transaction accounts and time deposits less than $100,000 (other interest bearing deposits).  Non-interest bearing deposits increased by $5.5 million to $201.6 million during the first six months of 2012.  These increases were partially offset by an $86,000, or 0.1%, decrease in interest bearing time deposits $100,000 and over.  Contrary to the growth in total deposits, repurchase agreements with corporate and public entity customers decreased in the first six months of 2012, declining by $3.5 million to $19.7 million as of June 30, 2012.

47.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
JUNE 30, 2012

During the first quarter of 2012, a portion of the increase in deposits was used to repay $10.0 million of Federal Home Loan Bank (FHLB) advances upon maturity.  FHLB advances declined by $10.1 million during the first six months of 2012 leaving only $6,000 of FHLB advances outstanding at June 30, 2012.  Other borrowed funds decreased by $1.0 million during the first six months of 2012 due to regularly scheduled principal payments plus accelerated principal payments.  See Note 4 to the consolidated financial statements for additional information on the Company’s outstanding FHLB advances.

The following table sets forth information with respect to the Company’s nonperforming assets at June 30, 2012 and December 31, 2011.

	(In Thousands)
	2012	2011
Non-accrual loans	$29,767	$42,354
Accruing loans which are contractually past due 90 days or more	4,308	4,527
Accruing restructured loans	7,525	5,951
Total non-performing loans	41,600	52,832
Other real estate acquired through foreclosure (OREO)	15,735	14,642
Total non-performing assets	$57,335	$67,474

Non-performing loans as a percentage of total loans	6.21%	7.65%

Non-performing assets as a percentage of total assets	5.03%	6.00%

Total non-performing loans have decreased since year-end, largely due to a $12.6 million decrease in non-accrual loans.  During the first quarter of 2012, non-accrual loans decreased by $9.4 million due to payoffs upon the liquidation of collateral and by another $2.7 million due to the transfer of collateral upon foreclosure to OREO, resulting in the increase in other real estate owned.  During the first six months of 2012, a total of $5.8 million of loans have been placed on non-accrual status, while approximately $15.5 million of payments and payoffs have been received on non-accrual loans during that time.  The change in other real estate owned (“OREO”) during the first six months of 2012 is largely due to the foreclosure of approximately $2.8 million of loans partially offset by sales of $1.7 million of OREO properties and writedowns of $85,000.  The writedowns were more than offset by $123,000 of gains on the disposition of the OREO sold.  The significant level of non-accrual loans and OREO is due to the non-performing assets that came with the acquisition of Abigail Adams and its two subsidiary banks (the “Acquired Banks”).

At December 31, 2011, the Acquired Banks accounted for $44.4 million or 65.9% of Premier’s non-performing assets while at June 30, 2012 the Acquired Banks accounted for $35.7 million or 62.2% of Premier’s non-performing assets.  However, since these assets were recorded at an estimated fair value on the date of acquisition, the amount of credit risk assumed by Premier is not nearly as great as the volume of non-performing assets suggests taken at face value.  The estimate of fair value on all loans, but particularly on non-performing assets, included factors for the measurement of credit risk, interest rate risk and re-salability in the most advantageous market for the loans in an orderly transaction between market participants. These estimates included significant discounts on the non-accrual loans.  Since the estimated fair value of these loans was believed to have accounted for the reasonably estimable credit risk in the loans,

48.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
JUNE 30, 2012

consistent with new accounting guidance for acquisitions after 2008, no allowance for loan losses for these loans was recorded at the date of acquisition.  Under previous accounting standards, the loan loss allowance of acquired banks would have carried over to Premier’s books and records, as was the case for the Traders Bank and Citizens First Bank acquisitions.  The following table illustrates the face value of the non-performing assets of the Acquired Banks as of June 30, 2012 and December 31, 2011 and the discounted net carrying value of those non-performing assets.

NON-PERFORMING ASSETS AT ACQUIRED SUBSIDIARY BANKS
(Dollars in thousands)
	June 30, 2012		December 31, 2011
	Face Value	Discounted Net Carrying Value	Face Value	Discounted Net Carrying Value
Non-performing Assets
Non-accrual loans	$27,273	$21,035	$37,201	$29,824
Loans 90+ days past due	3,356	3,303	4,087	3,997
Restructured loans	1,601	1,581	-	-
Other real estate owned	10,330	9,731	10,978	10,622
Total non-performing assets	$42,560	$35,650	$52,266	$44,443

(1) Face value includes reductions for interest payments received on loans while on non-accrual status in accordance with the cost recovery method of accounting for non-accrual loans.

Many of the non-accrual loans obtained from the Acquired Banks are continuing to be accounted for under cost recovery methods of income recognition as permitted by the guidance for accounting for non-accrual loans acquired in a business combination.  Most of the non-accrual loans at the Acquired Banks were placed in that status due to a lack of predictable cash flows from the borrower.  At acquisition by Premier, these loans were recorded at their estimated fair value.  These estimates included significant discounts on the non-accrual loans.  However, the lack of predictable cash flows from the borrowers remains.  As a result, accounting guidance requires these loans to continue to be accounted for under cost recovery methods of income recognition, even though the estimated collateral value may exceed the discounted net carrying value.

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

During the second quarter of 2012, Premier recorded $750,000 of provisions for loan losses compared to $1.8 million of provisions for loan losses during the same quarter of 2011.  The decrease in the level of provision expense was largely due to a higher provision in the second quarter of 2011 largely to provide for a calculated increase in exposure to credit risk related to one borrowing relationship in the Company’s Kentucky market. In management’s opinion, sufficient evidence existed in the second quarter of 2011 to reduce the likelihood of full repayment and

49.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
JUNE 30, 2012

increase the related estimated credit risk on the borrowing relationship.  As the pace of economic recovery continues to be sluggish in Premier’s markets, the ability of borrowers to consistently make their loan payments is increasingly being tested.  Evidence of the continuing higher level of credit risk includes a high level of past due and non-accrual loans, loan charge-offs and increases in other real estate owned as a result of foreclosures.  During the first six months of 2012, Premier recorded $1.7 million of provision expense which compares to the $2.3 million of provision expense recorded during the first six months of 2011.  While total non-accrual loans decreased by $12.6 million during the first six months of 2012, most of these loans were discounted at the time of purchase and therefore a significant level of specific reserves on these loans was deemed not to be necessary.  As a result, the allowance for loan losses was minimally affected by the reduction in non-accrual loans.  The provisions for loan losses were made in accordance with Premier’s policies regarding management’s estimation of probable incurred losses in the loan portfolio and the adequacy of the allowance for loan losses, which are in accordance with accounting principles generally accepted in the United States of America.  In the coming months, Premier will continue to monitor the impact that national housing market price declines may have on its local markets and collateral valuations as management evaluates the adequacy of the allowance for loan losses.  While some price deterioration is expected, it is not currently anticipated that Premier’s markets will be impacted as severely as other areas of the country due to the historically modest increases in real estate values in the Company’s Appalachian markets.  However, as local and national unemployment rates remain at elevated levels and the downturn in housing prices extends further into the future, there is an increasing risk of price deterioration in real estate values in the Company’s markets.  Future provisions to the allowance for loan losses, positive or negative, will depend on future improvement or deterioration in estimated credit risk in the loan portfolio as well as whether additional payments are received on loans having significant credit risk.

Gross charge-offs totaled $1.78 million during the first six months of 2012.  Any collections on these loans would be presented in future financial statements as recoveries of the amounts charged against the allowance.  Recoveries recorded during the first six months of 2012 totaled $147,000 resulting in net charge-offs for the first six months of 2012 of $1.63 million.  These amounts compare to the $578,000 of gross charge-offs and $121,000 of recoveries recorded during the first six months of 2011, resulting in net charge of $457,000.  During the second quarter of 2012, Premier charged-off loans and portions of loans that had previously been identified as impaired whereby management determined that any eventual liquidation of collateral would be insufficient to repay the entire amount due on the loans.  The allowance for loan losses at June 30, 2012 was 1.47% of total loans compared to 1.42% at December 31, 2011.  The increase in the ratio is largely due to the $20.7 million decrease in total loans outstanding as the $1.70 million of additional provisions for loan losses was substantially offset by the $1.63 million of net charge-offs during the first six months of 2012.

50.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
JUNE 30, 2012

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

2.	Cash flow generated by repayment of loans and interest.

3.	Arrangements with correspondent banks for purchase of unsecured federal funds.

4.	The sale of securities under repurchase agreements and borrowing from the Federal Home Loan Bank.

5.	Maintenance of an adequate available-for-sale security portfolio. The Company owns $305.4 million of securities at fair value as of June 30, 2012.

51.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
JUNE 30, 2012

The cash flow statements for the periods presented in the financial statements provide an indication of the Company’s sources and uses of cash as well as an indication of the ability of the Company to maintain an adequate level of liquidity.

E.         Capital

At June 30, 2012, total shareholders’ equity of $149.6 million was 13.1% of total assets.  This compares to total shareholders’ equity of $144.0 million or 12.8% of total assets on December 31, 2011.

Tier I capital totaled $114.4 million at June 30, 2012, which represents a Tier I leverage ratio of 10.4%.  This ratio is up slightly from the 10.0% at December 31, 2011 as the percentage growth in Tier I capital exceeded percentage increase in total assets during the first six months of 2012.

On August 10, 2012, Premier redeemed 10,252 shares of the Series A Preferred Stock at a discounted price of $901.03 per share.  On July 27, 2012, Premier was notified that it successfully bid to repurchase 10,252 shares of the 22,252 shares of Series A Preferred Stock issued to the U.S. Treasury as part of TARP.  Using a modified Dutch auction methodology that establishes a market price by allowing investors to submit bids at specified increments during the period of July 23, 2012 through July 26, 2012, the U.S. Treasury auctioned all of Premier’s 22,252 Series A Preferred Stock.  The closing price of the auctioned shares was $901.03 per share.  The redemption reduces Tier I Capital and Preferred Equity by approximately $9,237,000.

Book value per common share was $16.08 at June 30, 2012, and $15.38 at December 31, 2011.  The increase in book value per share was the result of the $0.53 per diluted share earned during the quarter, including an approximate $0.08 per share reduction for the $611,000 of preferred stock dividends accrued and related accretion.  Also increasing the book value per share was $1,183,000 of other comprehensive income for the first six months of 2012 related to the after tax increase in the market value of investment securities available for sale, which increased book value by approximately $0.15 per share.

52.

PREMIER FINANCIAL BANCORP, INC.
JUNE 30, 2012

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

53.

PREMIER FINANCIAL BANCORP, INC.
JUNE 30, 2012

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

54.

PREMIER FINANCIAL BANCORP, INC.
JUNE 30, 2012

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PREMIER FINANCIAL BANCORP, INC.

Date: August 14, 2012                                    /s/ Robert W. Walker
Robert W. Walker
President & Chief Executive Officer

Date: August 14, 2012                                    /s/ Brien M. Chase
Brien M. Chase
Senior Vice President & Chief Financial Officer

55.