Form 10-Q
period 2012-09-30
PREMIER FINANCIAL BANCORP INC
filed 2012-11-14
CIK 887919

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Common stock, no par value, – 7,947,343 shares outstanding at November 1, 2012

PREMIER FINANCIAL BANCORP, INC.
SEPTEMBER 30, 2012

PREMIER FINANCIAL BANCORP, INC.
SEPTEMBER 30, 2012

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

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2012 AND DECEMBER 31, 2011
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	(UNAUDITED)
	2012	2011
ASSETS
Cash and due from banks	$27,698	$29,380
Interest bearing bank balances	43,199	42,676
Federal funds sold	4,829	10,832
Cash and cash equivalents	75,726	82,888
Securities available for sale	300,775	278,479
Loans held for sale	-	70
Loans	692,488	690,923
Allowance for loan losses	(10,755)	(9,795)
Net loans	681,733	681,128
Federal Home Loan Bank stock	4,184	5,216
Premises and equipment, net	15,995	16,355
Real estate and other property acquired through foreclosure	14,831	14,642
Interest receivable	3,455	3,497
Goodwill	29,875	29,875
Other intangible assets	2,873	3,393
Prepaid FDIC insurance premiums	635	1,167
Deferred taxes	2,065	3,997
Other assets	1,553	3,380
Total assets	$1,133,700	$1,124,087

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Non-interest bearing	$198,487	$196,125
Time deposits, $100,000 and over	149,626	155,208
Other interest bearing	598,254	573,745
Total deposits	946,367	925,078
Securities sold under agreements to repurchase	24,330	23,205
Federal Home Loan Bank advances	-	10,083
Other borrowed funds	16,573	18,130
Interest payable	550	712
Other liabilities	3,462	2,872
Total liabilities	991,282	980,080

Stockholders' equity
Preferred stock, no par value; liquidation preference $12,000 in 2012 and $22,252 in 2011, 5% cumulative, 1,000,000 shares authorized;
12,000 shares in 2012 and 22,252 shares in 2011 issued and outstanding	11,881	21,949
Common stock, no par value; 20,000,000 shares authorized;
7,947,343 shares in 2012 and 7,937,143 shares in 2011 issued and outstanding	72,645	71,571
Retained earnings	51,025	45,474
Accumulated other comprehensive income	6,867	5,013
Total stockholders' equity	142,418	144,007
Total liabilities and stockholders' equity	$1,133,700	$1,124,087

See Accompanying Notes to Consolidated Financial Statements

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest income
Loans, including fees	$10,759	$11,252	$33,123	$33,479
Securities available for sale
Taxable	1,740	1,916	5,360	5,973
Tax-exempt	50	58	162	180
Federal funds sold and other	31	28	107	121
Total interest income	12,580	13,254	38,752	39,753

Interest expense
Deposits	1,353	1,746	4,325	5,504
Repurchase agreements and other	22	37	70	124
FHLB advances and other borrowings	188	257	614	790
Total interest expense	1,563	2,040	5,009	6,418

Net interest income	11,017	11,214	33,743	33,335
Provision for loan losses	1,260	810	2,960	3,150
Net interest income after provision for loan losses	9,757	10,404	30,783	30,185

Non-interest income
Service charges on deposit accounts	919	1,021	2,622	2,890
Electronic banking income	502	442	1,512	1,370
Secondary market mortgage income	74	108	202	248
Gain on disposition of securities	273	-	273	18
Other	168	295	476	685
	1,936	1,866	5,085	5,211
Non-interest expenses
Salaries and employee benefits	3,720	4,174	11,541	12,217
Occupancy and equipment expenses	1,143	1,188	3,445	3,706
Outside data processing	850	954	2,595	3,341
Professional fees	325	248	909	730
Taxes, other than payroll, property and income	187	158	532	573
Write-downs, expenses, sales of other real estate owned, net	372	316	879	723
Amortization of intangibles	173	203	520	618
Conversion expenses	25	909	25	1,751
FDIC insurance	102	21	583	998
Loan collection expenses	189	471	1,042	841
Other expenses	818	895	2,493	3,062
	7,904	9,537	24,564	28,560
Income before income taxes	3,789	2,733	11,304	6,836
Provision for income taxes	1,378	920	3,971	2,323

Net income	$2,411	$1,813	$7,333	$4,513

Discount on redemption of preferred stock	904	-	904	-
Preferred stock dividends and accretion	(297)	(305)	(908)	(916)
Net income available to common stockholders	$3,018	$1,508	$7,329	$3,597

Net income per share:
Basic	$0.38	$0.19	$0.92	$0.45
Diluted	0.37	0.19	0.90	0.45

See Accompanying Notes to Consolidated Financial Statements

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$2,411	$1,813	$7,333	$4,513

Other comprehensive income:
Unrealized gains arising during the period	1,290	3,279	3,082	11,921
Reclassification of realized amount	(273)	-	(273)	(18)
Net change in unrealized gain (loss) on securities	1,017	3,279	2,809	11,903
Less tax impact	346	1,115	955	4,047
Other comprehensive income:	671	2,164	1,854	7,856

Comprehensive income	$3,082	$3,977	$9,187	$12,369

See Accompanying Notes to Consolidated Financial Statements

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	2012	2011
Cash flows from operating activities
Net income	$7,333	$4,513
Adjustments to reconcile net income to net cash from operating activities
Depreciation	1,090	1,113
Provision for loan losses	2,960	3,150
Amortization (accretion), net	(1,345)	(1,063)
OREO writedowns (gains on sales), net	(125)	292
Stock compensation expense	134	77
Loans originated for sale	(10,157)	(12,595)
Secondary market loans sold	10,429	13,832
Secondary market income	(202)	(248)
Gain on sale of buildings	-	(171)
Gain on disposition of securities	(273)	(18)
Changes in :
Interest receivable	42	245
Other assets	3,337	1,161
Interest payable	(162)	(117)
Other liabilities	590	(56)
Net cash from operating activities	13,651	10,115

Cash flows from investing activities
Purchases of securities available for sale	(73,771)	(110,447)
Proceeds from the sale of securities available for sale	1,000	2,017
Proceeds from maturities and calls of securities available for sale	52,212	94,293
Redemption of FRB and FHLB stock, (net of purchases)	1,032	1,558
Net change in loans	(3,634)	30,839
Purchases of premises and equipment, net	(730)	(624)
Proceeds from sales of other real estate acquired through foreclosure	3,090	1,907
Net cash from investing activities	(20,801)	19,543

Cash flows from financing activities
Net change in deposits	21,372	(47,374)
Net change in agreements to repurchase securities	1,125	(2,492)
Net change in short-term Federal Home Loan Bank advances	-	(2,400)
Net change in federal funds purchased	-	145
Repayment of Federal Home Loan Bank advances	(10,042)	(131)
Repayment of other borrowed funds	(1,557)	(1,532)
Redemption of Preferred stock	(9,237)	-
Proceeds from stock option exercises	35	-
Common stock dividends paid	(874)	-
Preferred stock dividends paid	(834)	(1,112)
Net cash from financing activities	(12)	(54,896)

Net change in cash and cash equivalents	(7,162)	(25,238)

Cash and cash equivalents at beginning of period	82,888	122,248

Cash and cash equivalents at end of period	$75,726	$97,010

See Accompanying Notes to Consolidated Financial Statements

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	2012	2011
Supplemental disclosures of cash flow information:
Cash paid during period for interest	$5,171	$6,535

Cash (received) paid during period for income taxes	1,414	2,805

Loans transferred to real estate acquired through foreclosure	3,154	8,601

See Accompanying Notes to Consolidated Financial Statements

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Premier Financial Bancorp, Inc. (the Company) and its wholly owned subsidiaries (the “Banks”):

				September 30, 2012
		Year	Total	Net Income
Subsidiary	Location	Acquired	Assets	Qtr	YTD
Citizens Deposit Bank & Trust	Vanceburg, Kentucky	1991	$376,916	$1,279	$3,676
Premier Bank, Inc.	Huntington, West Virginia	1998	748,939	1,655	5,201
Parent and Intercompany Eliminations			7,845	(523)	(1,544)
Consolidated Total			$1,133,700	$2,411	$7,333

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  2 –SECURITIES

Amortized cost and fair value of investment securities, by category, at September 30, 2012 are summarized as follows:

2012	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
Mortgage-backed securities
U. S. sponsored agency MBS - residential	$38,790	$2,352	$-	$41,142
U. S. sponsored agency CMO’s - residential	217,905	6,299	(161)	224,043
Total mortgage-backed securities of government sponsored agencies	256,695	8,651	(161)	265,185
U. S. government sponsored agency securities	22,067	206	-	22,273
Obligations of states and political subdivisions	7,991	485	-	8,476
Other securities	3,618	1,296	(73)	4,841
Total available for sale	$290,371	$10,638	$(234)	$300,775

Amortized cost and fair value of investment securities, by category, at December 31, 2011 are summarized as follows:

2011	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
Mortgage-backed securities
U. S. sponsored agency MBS - residential	$38,403	$1,856	$(4)	$40,255
U. S. sponsored agency CMO’s - residential	200,835	4,933	(30)	205,738
Total mortgage-backed securities of government sponsored agencies	239,238	6,789	(34)	245,993
U. S. government sponsored agency securities	18,114	58	(31)	18,141
Obligations of states and political subdivisions	9,193	457	-	9,650
Other securities	4,338	440	(83)	4,695
Total available for sale	$270,883	$7,744	$(148)	$278,479

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  2–SECURITIES - continued

The amortized cost and fair value of securities at September 30, 2012 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available for sale
Due in one year or less	$794	$725
Due after one year through five years	10,349	10,691
Due after five years through ten years	19,483	19,866
Due after ten years	1,958	2,745
Corporate preferred securities	1,092	1,563
Mortgage-backed securities of government sponsored agencies	256,695	265,185
Total available for sale	$290,371	$300,775

Proceeds from the sale of securities during the first nine months of 2012 and 2011 were $1,000,000 and $2,017,000.  A $273,000 gain was recorded on the disposition of securities in the first nine months of 2012.  An $18,000 gain was recorded from the sale of securities during the first nine months of 2011.

Securities with unrealized losses at September 30, 2012 aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S sponsored agency CMO – residential	$24,014	$(161)	$-	$-	$24,014	$(161)
Other securities	-	-	4	(73)	4	(73)

Total temporarily impaired	$24,014	$(161)	$4	$(73)	$24,018	$(234)

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

The investment portfolio is predominately high quality interest-bearing debt securities with defined maturity dates backed by the U.S. Government or Government sponsored entities.  The unrealized losses at September 30, 2012 and December 31, 2011 are price changes resulting from changes in the interest rate environment and are not considered to be other than temporary declines in the value of the securities.  Their fair value is expected to recover as the bonds approach their maturity date and/or market conditions improve.

NOTE  3 - LOANS

Major classifications of loans at September 30, 2012 and December 31, 2011 are summarized as follows:

	2012	2011
Residential real estate	$218,631	$221,756
Multifamily real estate	29,776	34,335
Commercial real estate:
Owner occupied	97,286	101,864
Non owner occupied	172,417	166,540
Commercial and industrial	72,276	76,960
Consumer	28,827	30,090
All other	73,275	59,378
	$692,488	$690,923

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

Activity in the allowance for loan losses by portfolio segment for the nine months ending September 30, 2012 was as follows:

Loan Class	Balance Dec 31, 2011	Provision for loan losses	Loans charged-off	Recoveries	Balance Sept 30, 2012

Residential real estate	$2,134	$422	$223	$44	$2,377
Multifamily real estate	284	92	-	-	376
Commercial real estate:
Owner occupied	918	(172)	15	272	1,003
Non owner occupied	2,381	(236)	318	3	1,830
Commercial and industrial	1,880	1,585	1,216	2	2,251
Consumer	298	87	186	77	276
All other	1,900	1,182	527	87	2,642
Total	$9,795	$2,960	$2,485	$485	$10,755

Activity in the allowance for loan losses by portfolio segment for the nine months ending September 30, 2011 was as follows:

Loan Class	Balance Dec 31, 2010	Provision for loan losses	Loans charged-off	Recoveries	Balance Sept 30, 2011

Residential real estate	$2,666	$83	$318	$28	$2,459
Multifamily real estate	252	32	-	21	305
Commercial real estate:
Owner occupied	1,141	35	-	2	1,178
Non owner occupied	1,644	819	261	28	2,230
Commercial and industrial	2,421	(430)	17	36	2,010
Consumer	366	36	90	67	379
All other	1,375	2,575	179	66	3,837
Total	$9,865	$3,150	$865	$248	$12,398

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

Activity in the allowance for loan losses by portfolio segment for the three months ending    September 30, 2012 was as follows:

Loan Class	Balance June 30, 2012	Provision for loan losses	Loans charged-off	Recoveries	Balance Sept 30, 2012

Residential real estate	$2,268	$201	$104	$12	$2,377
Multifamily real estate	427	(51)	-	-	376
Commercial real estate:
Owner occupied	979	(248)	-	272	1,003
Non owner occupied	2,306	(199)	277	-	1,830
Commercial and industrial	1,984	490	224	1	2,251
Consumer	310	(11)	47	24	276
All other	1,588	1,078	53	29	2,642
Total	$9,862	$1,260	$705	$338	$10,755

Activity in the allowance for loan losses by portfolio segment for the three months ending    September 30, 2011 was as follows:

Loan Class	Balance June 30, 2011	Provision for loan losses	Loans charged-off	Recoveries	Balance Sept 30, 2011

Residential real estate	$2,666	$(69)	$150	$12	$2,459
Multifamily real estate	349	(63)	-	19	305
Commercial real estate:
Owner occupied	988	190	-	-	1,178
Non owner occupied	1,639	566	-	25	2,230
Commercial and industrial	1,934	49	1	28	2,010
Consumer	364	18	30	27	379
All other	3,808	119	106	16	3,837
Total	$11,748	$810	$287	$127	$12,398

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

Purchased Loans

As a result of the acquisition of Abigail Adams National Bancorp, the Company holds purchased loans for which there was, at the October 1, 2009 acquisition date, evidence of deterioration of credit quality since their origination and it was probable, at acquisition, that all contractually required payments would not be collected.  The carrying amount of those loans is as follows at September 30, 2012 and December 31, 2011.

	2012	2011
Residential real estate	$206	$282
Multifamily real estate	3,258	3,708
Commercial real estate
Owner occupied	274	1,934
Non owner occupied	6,036	6,427
Commercial and industrial	528	583
All other	1,243	1,925
Total carrying amount	$11,545	$14,859

Carrying amount, net of allowance	$11,045	$14,859

The Company cannot reasonably estimate the cash flows expected to be collected on these loans and therefore has continued to account for these loans using the cost recovery method of income recognition.  As such, no portion of a purchase discount adjustment has been determined to meet the definition of an accretable yield adjustment.  If, in the future, cash flows from the borrower(s) can be reasonably estimated, a portion of the purchase discount may be allocated to an accretable yield adjustment based upon the present value of the future estimated cash flows versus the current carrying value of the loan and the accretable yield portion would be recognized as interest income over the remaining life of the loan. Until such accretable yield can be calculated, under the cost recovery method of income recognition, all payments will be used to reduce the carrying value of the loan and no income will be recognized on the loan until the carrying value is reduced to zero.  Any loan accounted for under the cost recovery method is also still included as a non-accrual loan in the amounts presented in the tables below.

For those purchased loans disclosed above, the Company increased the allowance for loan losses by $500,000 during the nine months ended September 30, 2012 and decreased the allowance for loan losses by $190,000 during the nine months ended September 30, 2011.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

Past Due and Non-performing Loans

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of September 30, 2012 and December 31 2011.  The recorded investment in a non-accrual loan may be less than the principal owed on the loan due to discounts applied to the carrying value of the loan at time of its acquisition and/or interest payments made by the borrower which have been used to reduce the recorded investment in the loan rather than recognized as interest income.

September 30, 2012	Principal Owed on Non-accrual Loans	Recorded Investment in Non-accrual Loans	Loans Past Due Over 90 Days, still accruing

Residential real estate	$3,154	$2,838	$1,128
Multifamily real estate	5,446	4,381	622
Commercial real estate
Owner occupied	6,387	5,544	862
Non owner occupied	12,816	9,233	202
Commercial and industrial	11,733	10,314	18
Consumer	114	104	-
All other	4,803	2,033	-
Total	$44,453	$34,447	$2,832

December 31, 2011	Principal Owed on Non-accrual Loans	Recorded Investment in Non-accrual Loans	Loans Past Due Over 90 Days, still accruing

Residential real estate	$4,479	$4,111	$1,216
Multifamily real estate	13,118	11,139	-
Commercial real estate
Owner occupied	9,970	8,260	851
Non owner occupied	12,938	9,835	1,596
Commercial and industrial	4,756	3,227	814
Consumer	246	237	50
All other	9,198	5,545	-
Total	$54,705	$42,354	$4,527

Nonaccrual loans and impaired loans are defined differently. Some loans may be included in both categories, and some may only be included in one category. Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

The following table presents the aging of the recorded investment in past due loans as of September 30, 2012 by class of loans:
Loan Class	Total Loans	30-89 Days Past Due	Greater than 90 days past due	Total Past Due	Loans Not Past Due

Residential real estate	$218,631	$6,965	$3,182	$10,147	$208,484
Multifamily real estate	29,776	-	5,003	5,003	24,773
Commercial real estate:
Owner occupied	97,286	2,334	1,561	3,895	93,391
Non owner occupied	172,417	237	4,359	4,596	167,821
Commercial and industrial	72,276	884	5,118	6,002	66,274
Consumer	28,827	510	44	554	28,273
All other	73,275	100	2,030	2,130	71,145
Total	$692,488	$11,030	$21,297	$32,327	$660,161

The following table presents the aging of the recorded investment in past due loans as of December 31, 2011 by class of loans:
Loan Class	Total Loans	30-89 Days Past Due	Greater than 90 days past due	Total Past Due	Loans Not Past Due

Residential real estate	$221,756	$6,729	$3,635	$10,364	$211,392
Multifamily real estate	34,335	3,249	8,892	12,141	22,194
Commercial real estate:
Owner occupied	101,864	8,081	3,981	12,062	89,802
Non owner occupied	166,540	2,444	6,065	8,509	158,031
Commercial and industrial	76,960	1,714	3,153	4,867	72,093
Consumer	30,090	497	233	730	29,360
All other	59,378	222	5,532	5,754	53,624
Total	$690,923	$22,936	$31,491	$54,427	$636,496

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2012:
	Allowance for Loan Losses				Loan Balances
Loan Class	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total

Residential real estate	$701	$1,676	$-	$2,377	$8,921	$209,504	$206	$218,631
Multifamily real estate	-	376	-	376	921	25,597	3,258	29,776
Commercial real estate:
Owner occupied	112	891	-	1,003	7,084	89,928	274	97,286
Non-owner occupied	362	1,468	-	1,830	4,745	161,636	6,036	172,417
Commercial and industrial	1,574	677	-	2,251	11,259	60,489	528	72,276
Consumer	36	240	-	276	36	28,791	-	28,827
All other	132	2,010	500	2,642	4,296	67,736	1,243	73,275
Total	$2,917	$7,338	$500	$10,755	$37,262	$643,681	$11,545	$692,488

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

The following table presents loans individually evaluated for impairment by class of loans as of September 30, 2012.  The table includes $11,545,000 of loans acquired with deteriorated credit quality that are still individually evaluated for impairment.

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Residential real estate	$5,328	$5,124	$-
Multifamily real estate	5,954	4,179	-
Commercial real estate
Owner occupied	8,096	6,736	-
Non owner occupied	13,407	9,995	-
Commercial and industrial	3,748	2,563	-
All other	6,404	3,769	-
	42,937	32,366	-
With an allowance recorded:
Residential real estate	$4,025	$4,003	$701
Commercial real estate
Owner occupied	622	622	112
Non owner occupied	806	786	362
Commercial and industrial	9,438	9,224	1,574
Consumer	36	36	36
All other	1,947	1,770	632
	16,874	16,441	3,417
Total	$59,811	$48,807	$3,417

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

The following table presents loans individually evaluated for impairment by class of loans as of       December 31, 2011.  The table includes $14,859,000 of loans acquired with deteriorated credit quality that are still individually evaluated for impairment.

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

The following table presents the average balance of loans individually evaluated for impairment and interest income recognized on these loans for the nine months ended September 30, 2012 and September 30, 2011.   The table includes loans acquired with deteriorated credit quality that are still individually evaluated for impairment.

	Nine months ended Sept 30, 2012			Nine months ended Sept 30, 2011
Loan Class	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized

Residential real estate	$9,905	$410	$383	$265	$8	$4
Multifamily real estate	6,546	1,387	1,389	7,459	202	194
Commercial real estate:
Owner occupied	8,298	981	984	13,167	1,070	1,073
Non-owner occupied	11,305	66	73	11,377	13	14
Commercial and industrial	9,738	397	378	7,941	214	209
Consumer	36	2	2	44	6	6
All other	7,307	852	842	12,119	83	82
Total	$53,135	$4,095	$4,051	$52,372	$1,596	$1,582

The following table presents the average balance of loans individually evaluated for impairment and interest income recognized on these loans for the three months ended September 30, 2012 and      September 30, 2011.   The table includes loans acquired with deteriorated credit quality that are still individually evaluated for impairment.

	Three months ended Sept 30, 2012			Three months ended Sept 30, 2011
Loan Class	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized

Residential real estate	$9,646	$93	$79	$266	$5	$1
Multifamily real estate	4,493	37	48	8,698	185	177
Commercial real estate:
Owner occupied	7,425	43	61	14,545	580	582
Non-owner occupied	11,008	11	22	11,549	-	-
Commercial and industrial	11,710	156	144	7,502	25	18
Consumer	36	1	1	48	4	4
All other	6,031	658	660	11,495	58	56
Total	$50,349	$999	$1,015	$54,103	$857	$838

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

The following table presents TDR’s as of September 30, 2012 and December 31, 2011:

September 30, 2012	TDR’s on Non-accrual	Other TDR’s	Total TDR’s

Residential real estate	$309	$1,075	$1,384
Commercial real estate
Owner occupied	4,308	-	4,308
Non owner occupied	2,888	2,103	4,991
Commercial and industrial	2	2,586	2,588
All other	-	2,205	2,205
Total	$7,507	$7,969	$15,476

December 31, 2011	TDR’s on Non-accrual	Other TDR’s	Total TDR’s

Residential real estate	$59	$1,371	$1,430
Commercial real estate
Owner occupied	4,541	-	4,541
Non owner occupied	3,135	1,641	4,776
Commercial and industrial	42	897	939
Consumer	11	1	12
All other	-	2,041	2,041
Total	$7,788	$5,951	$13,739

At September 30, 2012, $118,000 in specific reserves was allocated to loans that had restructured terms.  At December 31, 2011, $238,000 in specific reserves was allocated to loans that had restructured terms.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

The following table presents TDR’s that occurred during the three and nine months ended September 30, 2012:

	Three months ended Sept. 30, 2012			Nine months ended Sept. 30, 2012
Loan Class	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial real estate
Non owner occupied	1	$519	$519	1	$519	$519
Commercial and industrial	-	-	-	1	1,809	1,809
All other	-	-	-	1	190	190
Total	1	$519	$519	3	$2,518	$2,518

The troubled debt restructurings described above increased the allowance for loan losses by $16,000 during the nine month period ending September 30, 2012 and decreased the allowance for loan losses by $12,000 during the three month period ending September 30, 2012.

During the three months and nine months ended September 30, 2012 there were no TDR’s for which there was a payment default within twelve months following the modification. During the three months and nine months ended September 30, 2011 there were no TDR’s for which there as a payment default within twelve months following the modification.

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

As of September 30, 2012, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

Loan Class	Pass	Special Mention	Substandard	Doubtful	Total Loans

Residential real estate	$198,940	$6,753	$12,847	$91	$218,631
Multifamily real estate	20,144	2,531	7,101	-	29,776
Commercial real estate:
Owner occupied	80,164	4,188	12,934	-	97,286
Non-owner occupied	152,875	4,612	14,930	-	172,417
Commercial and industrial	56,731	3,551	11,984	10	72,276
Consumer	28,630	111	50	36	28,827
All other	62,576	718	8,302	1,679	73,275
Total	$600,060	$22,464	$68,148	$1,816	$692,488

As of December 31, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

Loan Class	Pass	Special Mention	Substandard	Doubtful	Total Loans

Residential real estate	$198,865	$8,105	$14,731	$55	$221,756
Multifamily real estate	16,798	2,218	15,319	-	34,335
Commercial real estate:
Owner occupied	79,753	5,377	16,600	134	101,864
Non-owner occupied	146,305	4,883	15,352	-	166,540
Commercial and industrial	58,158	8,675	10,095	32	76,960
Consumer	29,753	198	102	37	30,090
All other	43,485	1,052	14,064	777	59,378
Total	$573,117	$30,508	$86,263	$1,035	$690,923

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  4 – FEDERAL HOME LOAN BANK ADVANCES

The Banks own stock of the Federal Home Loan Bank (FHLB) of Cincinnati, Ohio and the FHLB of Pittsburgh, Pennsylvania. This stock allows the Banks to borrow advances from the FHLB.

Advances are secured by the FHLB stock, certain pledged investment securities and substantially all single family first mortgage loans of the participating Banks.  All advances from the FHLB have been repaid as of September 30, 2012.

NOTE  5 - STOCKHOLDERS’ EQUITY AND REGULATORY MATTERS

The Company’s principal source of funds for dividend payments is dividends received from the subsidiary Banks.  Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies.  Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, as defined, combined with the retained net profits of the preceding two years, subject to the capital requirements and additional restrictions as discussed below.  During 2012 the Banks could, without prior approval, declare dividends to Premier of approximately $7.4 million plus any 2012 net profits retained to the date of the dividend declaration.  To facilitate the redemption of 10,252 shares of Premier’s Series A Preferred Stock, see note 6 below, Premier Bank declared and paid a special $5.0 million dividend to the parent company.

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  5 - STOCKHOLDERS’ EQUITY AND REGULATORY MATTERS (continued)

These quantitative measures established by regulation to ensure capital adequacy require the Company and Banks to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of September 30, 2012, that the Company and the Banks meet all quantitative capital adequacy requirements to which they are subject.

Shown below is a summary of regulatory capital ratios for the Company:
	Sept 30, 2012	December 31, 2011	Regulatory Minimum Requirements	To Be Considered Well Capitalized
Tier I Capital (to Risk-Weighted Assets)	15.9%	16.0%	4.0%	6.0%
Total Capital (to Risk-Weighted Assets)	17.2%	17.2%	8.0%	10.0%
Tier I Capital (to Average Assets)	9.8%	10.0%	4.0%	5.0%

As of September 30, 2012, the most recent notification from each of the Banks’ primary Federal regulators categorized the subsidiary Banks as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Banks must maintain minimum Total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the preceding table.  There are no conditions or events since that notification that management believes have changed the Banks’ categories.

The July 29, 2010 Written Agreement between Premier, the Federal Reserve Bank of Richmond (“FRB”) and the State Corporation Commission Bureau of Financial Institutions (“Virginia Bureau”) required Premier to obtain prior written approval of the FRB and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System for declaring or paying any dividends, and also required prior written approval of the FRB before incurring, increasing or guaranteeing any debt or purchasing or redeeming any shares of its stock.

On July 24, 2012 the FRB announced that it had terminated the July 29, 2010 Written Agreement.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  6 – PREFERRED STOCK

On October 2, 2009, as part of the Troubled Asset Relief Program (“TARP”) Capital Purchase Program, the Company entered into a Letter Agreement and Securities Purchase Agreement (collectively, the “Purchase Agreement”) with the United States Department of the Treasury (“U.S. Treasury”).  Pursuant to the Purchase Agreement, the Company issued and sold to the U.S. Treasury 22,252 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, no par value, with a liquidation preference of one thousand dollars per share (the “Series A Preferred Stock”) and a ten-year warrant (the “Warrant”) to purchase 628,588 shares of the Company’s common stock, no par value, at an exercise price of $5.31 per share, for an aggregate purchase price of $22,252,000 in cash.

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

On July 9, 2012, the U.S. Treasury announced its intent to sell its investment in Premier’s Series A Preferred Stock along with similar investments the U.S. Treasury had made in 11 other financial institutions, principally to qualified institutional buyers.  Using a modified Dutch auction methodology that establishes a market price by allowing investors to submit bids at specified increments during the period of July 23, 2012 through July 26, 2012, the U.S. Treasury auctioned all of Premier’s 22,252 Series A Preferred Stock.  Premier sought and obtained regulatory permission to participate in the auction.  Premier successfully bid to repurchase 10,252 shares of the 22,252 outstanding shares.  At the auction’s closing price of $901.03 per share, Premier was able to preserve approximately $1.0 million of capital versus redeeming the Series A Preferred Stock at the liquidation preference of $1,000 per share.  The remaining 12,000 shares are held by private investors.

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

The U.S. Treasury has agreed not to exercise voting power with respect to any common stock issued to it upon exercise of the Warrant.  The common stock will be issued from authorized but unissued common stock and thus will dilute the interests of existing Premier common shareholders.  As of September 30, 2012, the Warrant has not yet been exercised.

Pursuant to the terms of the Purchase Agreement, the ability of the Company to declare or pay dividends or distributions on, or purchase, redeem or otherwise acquire for consideration, shares of its common stock is subject to restrictions.

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

Compensation expense of $134,000 was recorded for the first nine months of 2012 compared to $77,000 for the first nine months of 2011.  For the three months ended September 30, $49,000 was recorded for 2012 while $30,000 was recorded for 2011.  Stock-based compensation expense is recognized ratably over the requisite vesting period for all awards. Unrecognized stock-based compensation expense related to stock options totaled $185,000 at September 30, 2012. This unrecognized expense is expected to be recognized over the next 29 months based on the vesting periods of the options.

A summary of the Company’s stock option activity and related information is presented below for the nine months ended September 30:

	- - - - - - 2012 - - - - - -		- - - - - - 2011 - - - - - -
		Weighted Average Exercise		Weighted Average Exercise
	Options	Price	Options	Price
Outstanding at beginning of year	350,949	$9.69	255,649	$10.77
Grants	105,700	7.47	102,000	6.95
Exercises	(10,200)	6.93	-	-
Forfeitures or expired	(25,733)	8.07	(4,432)	8.16
Outstanding at September 30,	420,716	$9.30	353,217	$9.70

Exercisable at September 30,	248,996		208,995
Weighted average remaining life of options outstanding	6.5		6.7
Weighted average fair value of options granted during the year	$2.34		$1.63

Options outstanding at period-end are expected to fully vest.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  7 – STOCK COMPENSATION EXPENSE - continued

Additional information regarding stock options outstanding and exercisable at September 30, 2012, is provided in the following table:

	- - - - - - - - Outstanding - - - - - - - -			- - - - - - - - Currently Exercisable - - - - - - - -
Range of Exercise Prices	Number	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value

$6.50 to $10.00	298,583	$7.52	$490	126,863	5.7	$7.68	$189
$10.01 to $12.50	25,833	11.62	-	25,833	2.3	11.62	-
$12.51 to $15.00	68,800	13.47	-	68,800	4.9	13.47	-
$15.01 to $17.50	27,500	16.00	-	27,500	3.4	16.00	-
Outstanding - Sept 30, 2012	420,716	9.30	$490	248,996	5.9	10.61	$189

NOTE  8 – EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the earnings per common share and earnings per common share assuming dilution computations for the three and nine months ended September 30, 2012 and 2011 is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Basic earnings per share
Income available to common stockholders	$3,018	$1,508	$7,329	$3,597
Weighted average common shares outstanding	7,937,814	7,937,143	7,937,368	7,937,143
Earnings per share	$0.38	$0.19	$0.92	$0.45

Diluted earnings per share
Income available to common stockholders	$3,018	$1,508	$7,329	$3,597
Weighted average common shares outstanding	7,937,814	7,937,143	7,937,368	7,937,143
Add dilutive effects of potential additional common stock	279,358	105,421	191,615	141,011
Weighted average common and dilutive potential common shares outstanding	8,217,172	8,042,564	8,128,983	8,078,155
Earnings per share assuming dilution	$0.37	$0.19	$0.90	$0.45

Stock options for 304,649 and 311,049 shares of common stock were not considered in computing diluted earnings per share for the nine months ended September 30, 2012 and 2011 because they were antidilutive.  Stock options for 180,699 and 357,649 shares of common stock were not considered in computing diluted earnings per share for the three months ended September 30, 2012 and 2011 because they were antidilutive.

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  9 – FAIR VALUE - continued

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at September 30, 2012 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale
Mortgage-backed securities
U. S. agency MBS – residential	$41,142	$-	$41,142	$-
U. S. agency CMO’s - residential	224,043	-	224,043	-
Total mortgage-backed securities of government sponsored agencies	265,185	-	265,185	-
U. S. government sponsored agency securities	22,273	-	22,273	-
Obligations of states and political subdivisions	8,476	-	8,336	140
Other securities	4,841	-	4,841	-
Total available for sale	$300,775	$-	$300,635	$140

		Fair Value Measurements at December 31, 2011 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale
Mortgage-backed securities
U. S. agency MBS - residential	$40,255	$-	$40,255	$-
U. S. agency CMO’s - residential	205,738	-	205,738	-
Total mortgage-backed securities of government sponsored agencies	245,993	-	245,993	-
U. S. government sponsored agency securities	18,141	-	18,141	-
Obligations of states and political subdivisions	9,650	-	9,510	140
Other securities	4,695	-	4,695	-
Total available for sale	$278,479	$-	$278,339	$140

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  9 – FAIR VALUE - continued

The carrying amounts and estimated fair values of financial instruments at September 30, 2012 were as follows:

		Fair Value Measurements at September 30, 2012 Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and due from banks	$70,897	$70,897	$-	$-	$70,897
Federal funds sold	4,829	4,829	-	-	4,829
Securities available for sale	300,775	-	300,635	140	300,775
Loans, net	682,233	-	-	675,556	675,556
Federal Home Loan Bank stock	4,184	n/a	n/a	n/a	n/a
Interest receivable	3,455	-	880	2,575	3,455

Financial liabilities
Deposits	$(946,367)	$(580,880)	$(369,622)	$-	$(950,502)
Securities sold under agreements to repurchase	(24,330)	-	(24,330)	-	(24,330)
Other borrowed funds	(16,573)	-	(16,545)	-	(16,545)
Interest payable	(550)	(8)	(542)	-	(550)

The carrying amounts and estimated fair values of financial instruments at December 31, 2011 were as follows:

	Carrying Amount	Fair Value
Financial assets
Cash and due from banks	$72,056	$72,056
Federal funds sold	10,832	10,832
Securities available for sale	278,479	278,479
Loans held for sale	70	70
Loans, net	681,128	675,616
Federal Home Loan Bank stock	5,216	n/a
Interest receivable	3,497	3,497

Financial liabilities
Deposits	$(925,078)	$(929,796)
Securities sold under agreements to repurchase	(23,205)	(23,205)
Federal Home Loan Bank advances	(10,083)	(10,141)
Other borrowed funds	(18,130)	(18,101)
Interest payable	(712)	(712)

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  9 – FAIR VALUE - continued

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at September 30, 2012 Using
	Sept 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Residential Real Estate	$3,302	$-	$-	$3,302
Commercial Real Estate
Owner Occupied	510	-	-	510
Non-owner Occupied	424	-	-	424
Commercial and Industrial	7,650	-	-	7,650
All Other	1,138	-	-	1,138
Total impaired loans	13,024	$-	$-	$13,024

Other real estate owned:
Residential Real Estate	$209	$-	$-	$209
Commercial Real Estate
Owner Occupied	100	-	-	100
Non-owner Occupied	2,931	-	-	2,931
All Other	224	-	-	224
Total OREO	$3,464	$-	$-	$3,464

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

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $16,441,000 at September 30, 2012 with a valuation allowance of $3,417,000 and a carrying amount of $15,205,000 at December 31, 2011 with a valuation allowance of $3,047,000, resulting in a provision for loan losses of $370,000 for the nine months ended September 30, 2012, compared to a $3,106,000 provision for loan losses for the nine months ended September 30, 2011; and a $369,000 provision for loan losses for the three months ended September 30, 2012, compared to a $764,000 provision for loan losses for the three months ended  September 30, 2011.  The detail of impaired loans by loan class is contained in Note 3 above.

Other real estate owned measured at fair value less costs to sell, had a net carrying amount of $3,464,000 which is made up of the outstanding balance of $4,474,000 net of a valuation allowance of $1,010,000 at September 30, 2012, resulting in write downs of $85,000 for the nine months ending September 30, 2012 compared to $592,000 for the nine months ending September 30, 2011; and no write downs for the three months ending September 30, 2012 compared to $230,000 for the three months ending September 30, 2011.  At December 31, 2011, other real estate owned had a net carrying amount of $14,083,000, made up of the outstanding balance of $15,288,000, net of a valuation allowance of $1,205,000.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  9 – FAIR VALUE - continued

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	September 30, 2012	Valuation Techniques	Unobservable Inputs	Range (Weighted Avg)
Impaired loans:
Residential Real Estate	$3,302	sales comparison	adjustment for differences between the comparable sales	0.8%-49.9%(7.5%)
Commercial Real Estate
Owner Occupied	510	sales comparison	adjustment for limited salability of specialized property	40.0%-70.0%(44.1%)
Non-owner Occupied	424	sales comparison	adjustment for differences between the comparable sales	59.0%-59.0%(59.0%)
Commercial and Industrial	7,650	sales comparison	adjustment for differences between the comparable sales	0.0%-43.6%(39.2%)
All Other	1,138	sales comparison	adjustment for percentage of completion of construction	35.0%-91.4%(49.2%)
Total impaired loans	13,024

Other real estate owned:
Residential Real Estate	$209	sales comparison	adjustment for differences between the comparable sales	26.1%-47.8%(35.5%)
Commercial Real Estate
Owner Occupied	100	sales comparison	adjustment for estimated realizable value	17.9%-17.9%(17.9%)
Non-owner Occupied	2,931	sales comparison	adjustment for differences between the comparable sales	0.0%-82.7%(17.5%)
All Other	224	sales comparison	adjustment for estimated realizable value	0.0%-49.7%(23.8%)
Total OREO	$3,464

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2012

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

Net income for the nine months ended September 30, 2012 was $7,333,000, or $0.90 per diluted share, compared to net income of $4,513,000, or $0.45 per diluted share, for the nine months ended September 30, 2011.  The increase in net income in 2012 is largely due to a decrease in total interest expense, a decrease in the provision for loan losses, and decreases in staff costs, data processing expense, conversion costs and FDIC insurance costs more than offsetting decreases in interest income and non-interest income.  Net income in 2012 was also enhanced by a $273,000 gain on the accelerated call of a security in the investment portfolio.  The annualized returns on average common shareholders’ equity and average assets were approximately 7.55% and 0.85% for the nine months ended September 30, 2012 compared to 4.12% and 0.51% for the same period in 2011.

Net income for the three months ended September 30, 2012 was $2,411,000, or $0.37 per diluted share, compared to net income of $1,813,000, or $0.19 per diluted shares for the three months ended September 30, 2011.  The increase in income in 2012 is also largely due to a decrease in total interest expense and decreases in staff costs, data processing expense, conversion costs and collection costs more than offsetting decreases in interest income and non-interest income and an increase in the provision for loan losses.  Net income in 2012 was also enhanced by a $273,000 gain on the accelerated call of a security in the investment portfolio. The annualized returns on common shareholders’ equity and average assets were approximately 9.26% and 0.85% for the three months ended September 30, 2012 compared to 5.06% and 0.64% for the same period in 2011.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2012

While not included in Premier’s net income, the earnings per share amounts reported for the nine months and three months ended September 30, 2012 have also been enhanced by the inclusion of approximately $904,000 of capital preserved on the redemption of 10,252 shares of Premier’s Series A Preferred Stock purchased from the U.S. Treasury on August 10, 2012.  As more fully discussed in Note 6, Premier sought and obtained regulatory permission to participate in the modified Dutch auction held by the U.S. Treasury to liquidate its investment in Premier’s Series A Preferred Stock.  Premier successfully bid to repurchase 10,252 shares of the 22,252 outstanding shares.  At the auction’s closing price of $901.03 per share, Premier was able to save approximately $1,015,000 of cash versus redeeming the Series A Preferred Stock at the liquidation preference of $1,000 per share.  The capital effect of the cash savings were reduced by approximately $111,000 of accelerated discount accretion on the 10,252 shares upon redemption.

Net interest income for the nine months ended September 30, 2012 totaled $33.74 million, up $408,000, or 1.2%, from the $33.33 million of net interest income earned in the first nine months of 2011, as the decrease in total interest expense exceeded the decrease in total interest income.  Interest income in the first nine months of 2012 decreased by $1,001,000, or 2.5%, largely due to a decrease in interest income earned on investments.  Interest income earned on investments decreased by $631,000, or 10.3%, due to lower average yields more than offsetting additional interest income from a higher average volume of investments.  Interest income on loans in the first nine months of 2012, decreased by $356,000, or 1.1%, compared to the same period in 2011.  In the first nine months of 2012, interest income on loans included $2.22 million from the recognition of deferred interest and purchase discounts on non-accrual loans liquidated during that period.  The timing of these liquidations is difficult to predict, which creates fluctuations in reported loan interest income.  Otherwise, interest income on loans would have decreased by $2.58 million in the first nine months of 2012, largely due to lower yields on a lower average balance of loans outstanding.  Interest earned on federal funds sold and interest bearing bank balances decreased by $14,000, largely due to a lower average volume of assets held in this category.

More than offsetting the decrease in interest income, interest expense decreased in total during the first nine months of 2012 by $1,409,000, or 22.0%, when compared to the same nine months of 2011.  Interest expense on deposits decreased by $1,179,000, or 21.4%, largely due to a continuing decrease in the rates paid on deposits combined with a lower average balance of interest-bearing deposits outstanding.  Interest expense on repurchase agreements and other short-term borrowings decreased by $54,000, largely due to lower rates paid and a lower average balance outstanding.  Interest expense on FHLB advances decreased by $101,000, or 71.1%, due to a decrease in the average balance outstanding resulting from the payoff of borrowings at maturity, particularly during the first quarter of 2012.  Interest expense on other borrowings decreased by $75,000, or 11.6%, in the first nine months of 2012 compare to the first nine months of 2011, largely due to a decrease in the average amount of borrowings outstanding.

The Federal Reserve System Board of Governors’ policy to reduce the federal funds rate to nearly zero, coupled with the U.S. Treasury actively buying investment securities, has significantly reduced the yield on much of Premier’s earning assets, including investments, federal funds sold and variable rate loans.  Premier has tried to offset the lower interest income by lowering the rates paid on its deposits and repurchase agreements with customers.  The recognition of additional loan interest income upon the liquidation of non-accrual loans combined with the lower rates paid on interest-bearing deposits and repurchase agreements have combined to increase Premier’s overall net interest margin.  Premier’s net interest margin during the first nine months of 2012 was 4.32% compared to 4.16% for the same period in 2011.  A portion of the interest income on loans is the result of recognizing into interest income the remaining fair value discounts on notes acquired via a business acquisition if that note was paid-off during the period.  These events cannot be predicted with certainty and may positively or negatively affect interest income on loans in future periods.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2012

Additional information on Premier’s net interest income for the first nine months of 2012 and 2011 is contained in the following table.

PREMIER FINANCIAL BANCORP, INC.
AVERAGE CONSOLIDATED BALANCE SHEETS
AND NET INTEREST INCOME ANALYSIS

	Nine Months Ended Sept 30, 2012			Nine Months Ended Sept 30, 2011
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
Assets
Interest Earning Assets
Federal funds sold and other	$59,933	$107	0.24%	$75,784	$121	0.21%
Securities available for sale
Taxable	295,234	5,360	2.42	280,716	5,973	2.84
Tax-exempt	7,585	162	4.31	8,264	180	4.40
Total investment securities	302,819	5,522	2.47	288,980	6,153	2.88
Total loans	679,617	33,123	6.49	708,618	33,479	6.32
Total interest-earning assets	1,042,369	38,752	4.96%	1,073,382	39,753	4.96%
Allowance for loan losses	(10,034)			(10,803)
Cash and due from banks	28,310			27,825
Other assets	74,523			77,294
Total assets	$1,135,168			$1,167,698

Liabilities and Equity
Interest-bearing liabilities
Interest-bearing deposits	$747,294	4,325	0.77	$760,002	5,504	0.97
Short-term borrowings	20,431	70	0.46	24,827	124	0.67
FHLB advances	2,496	41	2.19	10,589	142	1.79
Other borrowings	17,255	573	4.42	19,382	648	4.47
Total interest-bearing liabilities	787,476	5,009	0.85%	814,800	6,418	1.05%
Non-interest bearing deposits	195,959			212,977
Other liabilities	4,147			2,919
Shareholders’ equity	147,586			137,002
Total liabilities and equity	$1,135,168			$1,167,698

Net interest earnings		$33,743			$33,335
Net interest spread			4.11%			3.91%
Net interest margin			4.32%			4.16%

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2012

Additional information on Premier’s net interest income for the third quarter of 2012 and third quarter of 2011 is contained in the following table.

PREMIER FINANCIAL BANCORP, INC.
AVERAGE CONSOLIDATED BALANCE SHEETS
AND NET INTEREST INCOME ANALYSIS

	Three Months Ended Sept 30, 2012			Three Months Ended Sept 30, 2011
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
Assets
Interest Earning Assets
Federal funds sold and other	$48,392	$31	0.25%	$55,150	$28	0.20%
Securities available for sale
Taxable	302,362	1,740	2.30	282,028	1,916	2.72
Tax-exempt	7,462	50	4.06	8,158	58	4.31
Total investment securities	309,824	1,790	2.34	290,186	1,974	2.76
Total loans	684,420	10,759	6.24	701,112	11,252	6.37
Total interest-earning assets	1,042,636	12,580	4.80%	1,046,448	13,254	5.04%
Allowance for loan losses	(10,024)			(11,881)
Cash and due from banks	27,560			28,592
Other assets	72,396			74,776
Total assets	$1,132,568			$1,137,935

Liabilities and Equity
Interest-bearing liabilities
Interest-bearing deposits	$750,257	1,353	0.72	$746,786	1,746	0.93
Short-term borrowings	18,666	22	0.47	23,485	37	0.63
FHLB advances	1	-	0.00	10,455	48	1.82
Other borrowings	16,806	188	4.44	18,874	209	4.39
Total interest-bearing liabilities	785,730	1,563	0.79%	799,600	2,040	1.01%
Non-interest bearing deposits	196,143			195,426
Other liabilities	4,072			1,817
Shareholders’ equity	146,623			141,092
Total liabilities and equity	$1,132,568			$1,137,935

Net interest earnings		$11,017			$11,214
Net interest spread			4.01%			4.03%
Net interest margin			4.21%			4.27%

Net interest income for the quarter ending September 30, 2012 totaled $11.02 million, down $197,000, or 1.8%, from the $11.21 million of net interest income earned in the third quarter of 2011.  Interest income in the third quarter of 2012 decreased by $674,000, or 5.1%, largely due to a decrease in interest income on loans.  Interest income on loans decreased by $493,000, or 4.4%, compared to the same period in 2011.  A portion of the interest income on loans in both 2012 and 2011 was the result of loans purchased at a discount being fully paid-off during the period.  When a loan that has been discounted as a result of being purchased in a business acquisition is paid-off, any remaining discount is recognized as interest income on loans.  In 2012, interest income on loans included $641,000 from the recognition of deferred interest and purchase discounts on non-accrual loans liquidated during the third quarter of 2012, while in 2011, interest income on loans included $490,000 from the recognition of deferred interest and purchase discounts on non-accrual loans liquidated during the third quarter of 2011.  The timing of these liquidations is difficult to predict, which creates fluctuations in reported loan interest income and may positively or negatively affect interest income on loans in future periods.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2012

Excluding this additional loan interest income, interest income on loans would have decreased by approximately $644,000 in the quarter ending September 30, 2012 compared to the same quarter of 2011, largely due to lower yields earned on a lower average balance of loans outstanding.  Interest earned on investments in the third quarter of 2012 decreased by $184,000, or 9.3%, when compared to the same quarter in 2011, largely due to lower average yields.  The lower average yields reduced the amount of interest earned on investments and more than offset any additional investment interest income earned from the higher average volume of investments in 2012.  Interest earned on federal funds sold and interest bearing bank balances increased by $3,000, largely due to slightly higher yields on a lower average volume of assets held in this category.

Offsetting a portion of the decrease in interest income, interest expense decreased in total during the third quarter of 2012 by $477,000, or 23.4%, when compared to the same quarter of 2011.  Interest expense on deposits decreased by $393,000, or 22.5%, largely due to a continuing decrease in the rates paid, although on a higher average balance of interest-bearing deposits outstanding.  Interest expense on repurchase agreements and other short-term borrowings decreased by $15,000, largely due to a decrease in the interest rates paid combined with a lower average balance outstanding during the quarter.  Interest expense on FHLB advances decreased by $48,000, due to the payoff of all outstanding FHLB advances at maturity, primarily during the first quarter of 2012.  Interest expense on other borrowings decreased by $21,000, or 10.0% in the third quarter of 2012 compared to the third quarter of 2011, largely due to a decrease in the average amount of borrowings outstanding.

 The Federal Reserve System Board of Governors’ policy to reduce the federal funds rate to nearly zero, coupled with the U.S. Treasury actively buying investment securities, has significantly reduced the yield on much of Premier’s earning assets, including investments, federal funds sold and variable rate loans.  New fixed rate loans are also pricing lower than loans originated in prior periods.  Premier has tried to offset some of the lower interest income by lowering the rates paid on its deposits and repurchase agreements with customers.  However, the lower yield on loans and investments has outpaced the decrease in interest rates paid on total interest-bearing liabilities, resulting in a decrease in Premier’s overall net interest margin.  Premier’s net interest margin during the third quarter of 2012 was 4.21% compared to 4.27% for the same period in 2011.

Non-interest income (excluding $273,000 of gains on the disposition of securities in 2012 and $18,000 of similar gains recorded in 2011) decreased by $381,000, or 7.3% to $4,812,000 for the first nine months of 2012 compared to the same period of 2011.  Service charges on deposit accounts decreased by $268,000, or 9.3%, as customers reduced their propensity to incur overdraft charges as they managed their checking accounts more closely during the economic downturn.  Secondary market mortgage income decreased by $46,000, or 18.5%, in the first nine months of 2012 when compared to the first nine months of 2011 due to stricter underwriting criteria of secondary market mortgage purchasers resulting in longer timeframes for approval and fewer loans approved during the period.  These decreases were partially offset by a $142,000, or 10.4%, increase in electronic banking income (income from debit/credit cards, ATM fees and internet banking charges).  Electronic banking income increased largely due to continued increases in Premier’s deposit customer base and customers’ greater propensity to use electronic means to conduct their banking business.  Other non-interest income decreased by $209,000, largely due to decreases in fee income from loans, check cashing fees, and currency exchange fees partially offset by an increase in checkbook sales.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2012

For the quarter ending September 30, 2012, non-interest income (excluding $273,000 of gains on the disposition of securities in 2012) decreased by $203,000 to $1,663,000 compared to $1,866,000 recognized during the same quarter of 2011.  Service charges on deposit accounts decreased by $102,000, or 10.0%, largely due to a decrease in overdraft charges.  Secondary market income decreased by $34,000, or 31.5% due to stricter underwriting criteria of secondary market mortgage purchasers resulting in longer timeframes for approval and fewer loans approved during the period.  Other non-interest income decreased by $127,000, largely due to decreases in fee income from loans, wire transfer fees and check cashing fees partially offset by an increase in checkbook sales. These decreases in non-interest income were partially offset by a $60,000, or 13.6%, increase in electronic banking income largely due to continued increases in Premier’s deposit customer base and customers’ greater propensity to use electronic means to conduct their banking business.

Non-interest expenses for the first nine months of 2012 totaled $24.56 million, or 2.89% of average assets on an annualized basis, compared to $28.56 million, or 3.27% of average assets for the same period of 2011.  The $4.00 million decrease in non-interest expenses in 2012 when compared to the first nine months of 2011 is largely due to a $746,000, or 22.3%, decrease in data processing expenses and $1,751,000 of conversion expenses incurred during the first nine months of 2011 as Premier changed its operating and customer delivery systems to a more unified platform last year.  Also contributing to the decrease in non-interest expenses in 2012 was a $415,000, or 41.6%, decrease in FDIC insurance costs.  In the second quarter of 2011, Premier merged five of its subsidiary banks together to form Premier Bank, Inc.  The FDIC insurance expense of Premier Bank is substantially less than the combined insurance costs of the five individual subsidiary banks.  Changes in the way the FDIC determines the amount of insurance premiums due also reduced Premier’s FDIC insurance expense on its other subsidiary banks.  Other decreases in non-interest expense during the first nine months of 2012 include a $676,000, or 5.5%, decrease in staff costs, a $261,000, or 7.0%, decrease in occupancy and equipment expense, a $41,000, or 7.2%, decrease in taxes not on income, $98,000, or 15.9%, decrease in core deposit amortization expense and a $569,000, or 18.6%, decrease in other operating expenses.  Staff costs have decreased as normal salary and benefit increases have been offset by a reduction in the number of employees.  Occupancy and equipment expense decreased due to lower building depreciation and rent expense, lower utility costs and snow removal expenses as a result of the milder winter, lower building repair costs and lower equipment maintenance expenses.  These occupancy and expense reductions were partially obscured by a $171,000 gain on the sale of a drive thru location in the third quarter of 2011, which served to reduce the reported expense for the first nine months of 2011.  Taxes not on income have decreased due to enacted rate decreases in equity based taxes in West Virginia.  Core deposit amortization expense decreased as Premier utilizes an accelerated method to amortize its core deposit intangible asset.  Decreases in other operating expenses include savings on regulatory assessments and correspondent bank charges resulting from the merger of the five subsidiary banks plus higher levels of expenses in 2011 due to the data processing conversion such as supplies, postage, marketing, training and travel as well as decreases in loan processing costs.  These expense decreases more than offset a $179,000, or 24.5%, increase in professional fees, a $156,000, or 21.6%, increase in expenses and writedowns on other real estate owned (OREO), and a $201,000 increase in collection costs, namely foreclosure and other loan collection expenses associated with the liquidation of non-accrual loans during the first quarter of 2012.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2012

Non-interest expenses for the third quarter of 2012 totaled $7.90 million, or 2.78% of average assets on an annualized basis, compared to $9.53 million, or 3.33% of average assets for the same period of 2011.  The $1.63 million decrease in non-interest expenses in the third quarter of 2012 when compared to the third quarter of 2011 is largely due to a $104,000 or 10.9%, decrease in data processing expenses and $909,000 of conversion expenses incurred during the third quarter of 2011, as Premier changed its operating and customer delivery systems to a more unified platform last year.  Other decreases in non-interest expense during the third quarter of 2012 include a $454,000, or 10.9%, decrease in staff costs, a $45,000, or 3.8%, decrease in occupancy and equipment expense, a $30,000, or 14.8%, decrease in core deposit amortization expense, a $282,000, or 59.9%, decrease in collection costs, and a $77,000, or 8.6%, decrease in other operating expenses.  Staff costs have decreased as normal salary and benefit increases have been offset by a reduction in the number of employees.  Decreases in occupancy and equipment expense such as lower building depreciation, lower rent expense, lower equipment maintenance expenses and lower software costs were largely obscured by a $171,000 gain on the sale of a drive thru location in the third quarter of 2011, which served to reduce the reported occupancy and equipment expense for the third quarter of 2011.  Decreases in other operating expenses include savings on correspondent bank charges plus higher levels of expenses in 2011 due to the data processing conversion such as supplies, travel and training.  These expense decreases more than offset increases in professional fees, taxes not on income and expenses and writedowns on OREO.  FDIC insurance expense in the third quarter of 2012 was higher than the amount reported in the third quarter of 2011 as a portion of the third quarter 2011 FDIC insurance expense included adjustments of expense estimates recorded during the previous quarters resulting from the reduced FDIC insurance cost for the newly formed Premier Bank versus the historical FDIC insurance costs of the five subsidiary banks Premier merged together in April 2011 to form the bank.  Taxes not on income increased largely due to additional equity subject to taxation in certain jurisdictions.

Income tax expense was $3.97 million for the first nine months of 2012 compared to $2.32 million for the first nine months of 2011.  The effective tax rate for the nine months ended  September 30, 2012 was 35.1% compared to 34.0% for the same period in 2011.  For the quarter ending September 30, 2012, income tax expense was $1.38 million, a 36.4% effective tax rate, compared to $920,000 (a 33.7% effective tax rate) for the same period in 2011.  The increase in income tax expense can be primarily attributed to the increase in pre-tax income detailed above, while changes in the effective income tax rate are largely due to changes in the amount of income subject to state income taxes.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2012

B.         Financial Position

Total assets at September 30, 2011 increased by $9.6 million to approximately $1.134 billion from the $1.124 billion at December 31, 2011.  Similarly, earning assets increased by $17.3 million from the $1.028 billion at year-end 2011 to end the quarter at $1.045 billion.  The increase in earning assets was largely due to an increase in securities available for sale and a slight increase in total loans outstanding partially offset by a decrease in federal funds sold and cash and due from banks.

Cash and due from banks at September 30, 2012 was $27.7 million, a $1.7 million decrease from the $29.4 million at December 31, 2011.  Interest-bearing bank balances increased by $523,000 from the $42.7 million reported at December 31, 2011, while federal funds sold decreased by $6.0 million to $4.8 million at September 30, 2012.  Changes in these highly liquid assets are generally in response to increases in deposits, the demand for deposit withdrawals or the funding of loans or investment purchases and are part of Premier’s management of its liquidity and interest rate risks.  The decrease in federal funds sold during the first nine months of 2012 was largely in response to a $22.2 million increase in loans during the three months from June 30 to September 30, 2012.

Securities available for sale totaled $300.8 million at September 30, 2012, a $22.3 million increase from the $278.5 million at December 31, 2011.  The increase was largely due to the investment of surplus funds from the net growth of deposits during the period.  During the first six months of 2012, Premier used some of its surplus liquid assets to purchase bonds in the short- to mid-term maturity range in an effort to improve its overall yield on earning assets without unduly increasing interest rate risk.  The investment portfolio is predominately high quality residential mortgage backed securities backed by the U.S. Government or Government sponsored agencies.  The unrealized losses at September 30, 2012 and December 31, 2011 are believed to be price changes resulting from increases in the long-term interest rate environment since the investments’ purchase and management anticipates receiving all principal and interest on these investments as they come due.  Additional details on investment activities can be found in the Consolidated Statements of Cash Flows.

Total loans at September 30, 2012 were $692.5 million compared to $690.9 million at December 31, 2011, an increase of approximately $1.6 million.  At June 30, 2012, total loans had decreased $20.6 million to $670.3 million due to loan payoffs, transfers of loans to OREO upon foreclosure and principal payments which more than offset sluggish new loan demand during the first six months of 2012.  During the three months from June 30 to September 30, 2012, total loans increased by approximately $22.2 million due to loan activity largely out of Premier’s Washington market.

Deposits totaled $946.4 million as of September 30, 2012, a $21.3 million increase from the $925.1 million in deposits at December 31, 2011.  The overall increase in deposits is largely due to a $24.5 million, or 4.3%, increase in interest bearing transaction accounts and time deposits less than $100,000 (other interest bearing deposits).  Non-interest bearing deposits increased by $2.4 million, or 1.2%,  to $198.5 million during the first nine months of 2012.  These increases were partially offset by a $5.6 million, or 3.6%, decrease in interest bearing time deposits $100,000 and over.  Supplementing the growth in total deposits, repurchase agreements with corporate and public entity customers increased in the first nine months of 2012 by $1.1 million, or 4.8%, to $24.3 million as of September 30, 2012.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2012

During the first quarter of 2012, a portion of the increase in deposits was used to repay $10.0 million of Federal Home Loan Bank (FHLB) advances upon maturity.  FHLB advances declined by $10.1 million during the first nine months of 2012, fully repaying all outstanding FHLB advances by September 30, 2012.  Other borrowed funds decreased by $1.6 million during the first nine months of 2012 due to regularly scheduled principal payments plus accelerated principal payments.  See Note 4 to the consolidated financial statements for additional information on the Company’s outstanding FHLB advances.

The following table sets forth information with respect to the Company’s nonperforming assets at September 30, 2012 and December 31, 2011.

	(In Thousands)
	2012	2011
Non-accrual loans	$34,447	$42,354
Accruing loans which are contractually past due 90 days or more	2,832	4,527
Accruing restructured loans	7,969	5,951
Total non-performing loans	45,248	52,832
Other real estate acquired through foreclosure (OREO)	14,831	14,642
Total non-performing assets	$60,079	$67,474

Non-performing loans as a percentage of total loans	6.53%	7.65%

Non-performing assets as a percentage of total assets	5.30%	6.00%

Total non-performing loans have decreased since year-end, largely due to a $7.9 million decrease in non-accrual loans.  Most of the activity in non-performing loans occurred during the first quarter of 2012.  During that time, non-accrual loans decreased by $9.4 million due to payoffs upon the liquidation of collateral and by another $2.7 million due to the transfer of collateral upon foreclosure to OREO, resulting in the increase in other real estate owned.  For the full nine months of 2012, a total of $15.0 million of loans have been placed on non-accrual status, including $9.3 million during the third quarter, while approximately $16.2 million of payments and payoffs have been received on non-accrual loans during the nine month period.  Also reducing non-accrual loans during the nine month period were approximately $3.6 million of loans that were returned to accrual status and loans transferred to other real estate owned (“OREO”).  The change in other real estate owned (“OREO”) during the first nine months of 2012 is largely due to the foreclosure of approximately $3.2 million of loans substantially offset by sales of $2.9 million of OREO properties and writedowns of $85,000.  The writedowns were more than offset by $210,000 of gains on the disposition of the OREO sold.  The significant level of non-accrual  loans and OREO is largely due to the non-performing assets that came with the acquisition of Abigail Adams and its two subsidiary banks (the “Acquired Banks”).

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2012

At December 31, 2011, the Acquired Banks accounted for $44.4 million or 65.9% of Premier’s non-performing assets while at September 30, 2012 the Acquired Banks accounted for $30.8 million or 51.2% of Premier’s non-performing assets.  However, since these assets were recorded at an estimated fair value on the date of acquisition, the amount of credit risk assumed by Premier is not nearly as great as the volume of non-performing assets suggests taken at face value.  The estimate of fair value on all loans from the Acquired Banks, but particularly the non-performing assets, included factors for the measurement of credit risk, interest rate risk and re-salability in the most advantageous market for the loans in an orderly transaction between market participants.  These estimates included significant discounts on the non-accrual loans.  Since the estimated fair value of these loans was believed to have accounted for the reasonably estimable credit risk in the loans, consistent with new accounting guidance for acquisitions after 2008, no allowance for loan losses for these loans was recorded at the date of acquisition.  Under previous accounting standards, the loan loss allowance of acquired banks would have carried over to Premier’s books and records, as was the case for the Traders Bank and Citizens First Bank acquisitions.  The following table illustrates the face value of the non-performing assets of the Acquired Banks as of September 30, 2012 and December 31, 2011 and the discounted net carrying value of those non-performing assets.

NON-PERFORMING ASSETS AT ACQUIRED SUBSIDIARY BANKS
(Dollars in thousands)
	September 30, 2012		December 31, 2011
	Face Value	Discounted Net Carrying Value	Face Value	Discounted Net Carrying Value
Non-performing Assets
Non-accrual loans	$23,230	$17,971	$37,201	$29,824
Loans 90+ days past due	2,085	2,025	4,087	3,997
Restructured loans	2,110	2,090	-	-
Other real estate owned	9,255	8,675	10,978	10,622
Total non-performing assets	$36,680	$30,761	$52,266	$44,443

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

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2012

During the third quarter of 2012, Premier recorded $1,260,000 of provisions for loan losses compared to $810,000 of provisions for loan losses recorded during the same quarter of 2011.  The increase in the level of provision expense was largely due to an increase in the estimated credit risk in the loan portfolio resulting from not only specific reserve allocations on the increase in non-accrual loans during the quarter but also the increase in the total loans outstanding during the quarter.  As the pace of economic recovery continues to be sluggish in Premier’s markets, the ability of borrowers to consistently make their loan payments is increasingly being tested.  Evidence of the continuing higher level of credit risk includes a high level of past due and non-accrual loans, an increase in loan charge-offs and increases in other real estate owned as a result of foreclosures.  During the first nine months of 2012, Premier recorded $3.0 million of provision expense which compares to $3.2 million of provision expense recorded during the first nine months of 2011.  The provision expense in 2011 was mostly due to a higher provision in the second quarter of 2011 largely to provide for a calculated increase in exposure to credit risk related to one borrowing relationship in the Company’s Kentucky market. In management’s opinion, sufficient evidence existed in the second quarter of 2011 to reduce the likelihood of full repayment and increased the related estimated credit risk on the borrowing relationship.  The provision expense in 2012 was largely to provide for specific reserve allocations on existing and newly identified impaired loans.  While total non-accrual loans decreased by $12.6 million during the first six months of 2012, most of these loans were discounted at the time of purchase and therefore a significant level of specific reserves on these loans was deemed not to be necessary.  As a result, the allowance for loan losses was minimally affected by the reduction in non-accrual loans.  With the increase in non-accrual loans during the third quarter of 2012, and the addition of new loans outstanding, management increased their estimate of credit risk within the loan portfolio at September 30, 2012.  The provisions for loan losses were made in accordance with Premier’s policies regarding management’s estimation of probable incurred losses in the loan portfolio and the adequacy of the allowance for loan losses, which are in accordance with accounting principles generally accepted in the United States of America.  In the coming months, Premier will continue to monitor the impact that national housing market price declines may have on its local markets and collateral valuations as management evaluates the adequacy of the allowance for loan losses.  While some price deterioration has occurred, it is not currently anticipated that Premier’s markets will be impacted as severely as other areas of the country due to the historically modest increases in real estate values in the Company’s Appalachian markets.  However, as local and national unemployment rates remain at elevated levels and the downturn in housing prices extends further into the future, there is an increasing risk of further price deterioration in real estate values in the Company’s markets.  Future provisions to the allowance for loan losses, positive or negative, will depend on future improvement or deterioration in estimated credit risk in the loan portfolio as well as whether additional payments are received on loans having significant credit risk.

Gross charge-offs totaled $2.49 million during the first nine months of 2012.  Any collections on these loans would be presented in future financial statements as recoveries of the amounts charged against the allowance.  Recoveries recorded during the first nine months of 2012 totaled $485,000 resulting in net charge-offs for the first nine months of 2012 of $2.00 million.  These amounts compare to the $865,000 of gross charge-offs and $248,000 of recoveries recorded during the first nine months of 2011, resulting in net charge-offs of $617,000.  During the third quarter of 2012, Premier charged off loans and portions of loans that had previously been identified as impaired as management determined that any eventual liquidation of collateral would be insufficient to repay the entire amount due on the loans.  The allowance for loan losses at September 30, 2012 was 1.55% of total loans compared to 1.42% at December 31, 2011.  The increase in the ratio is largely due to the increase provision expense in 2012 for loans placed on non-accrual during the year.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2012

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

2.	Cash flow generated by repayment of loans and interest.

3.	Arrangements with correspondent banks for purchase of unsecured federal funds.

4.	The sale of securities under repurchase agreements and borrowing from the Federal Home Loan Bank.

5.	Maintenance of an adequate available-for-sale security portfolio. The Company owns $300.8 million of securities at fair value as of September 30, 2012.

The cash flow statements for the perids presented in the financial statements provide an indication of the Company’s sources and uses of cash as well as an indication of the ability of the Company to maintain an adequate level of liquidity.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2012

E.         Capital

At September 30, 2012, total shareholders’ equity of $142.4 million was 12.6% of total assets.  This compares to total shareholders’ equity of $144.0 million or 12.8% of total assets on December 31, 2011.

Tier I capital totaled $107.3 million at September 30, 2012, which represents a Tier I leverage ratio of 9.8%.  These amounts compare to Tier I capital of $109.6 million at December 31, 2011, which represents a Tier I leverage ratio of 10.0%.  Tier I capital and the leverage ratio are down slightly from the amounts reported at December 31, 2011 due to the reduction in Tier I capital resulting from the redemption of 10,252 shares of Premier’s Series A Preferred Stock on August 10, 2012.  The redemption more than offset the additional capital generated by the $5.6 million of retained earnings during the first nine months of 2012.

On August 10, 2012, Premier redeemed 10,252 shares of the Series A Preferred Stock at a discounted price of $901.03 per share.  On July 27, 2012, Premier was notified that it successfully bid to repurchase 10,252 shares of the 22,252 shares of Series A Preferred Stock issued to the U.S. Treasury as part of TARP.  Using a modified Dutch auction methodology that establishes a market price by allowing investors to submit bids at specified increments during the period of July 23, 2012 through July 26, 2012, the U.S. Treasury auctioned all of Premier’s 22,252 Series A Preferred Stock.  The closing price of the auctioned shares was $901.03 per share.  The redemption reduced Tier I Capital and Preferred Equity by approximately $9,237,000.

Book value per common share was $16.43 at September 30, 2012, and $15.38 at December 31, 2011.  The increase in book value per share was primarily the result of the $0.90 per diluted share earned during the first nine months of 2012, including an approximate $0.11 per share reduction for the $908,000 of preferred stock dividends accrued and related accretion.  Also increasing the book value per share was $1,854,000 of other comprehensive income for the first nine months of 2012 related to the after tax increase in the market value of investment securities available for sale, which increased book value by approximately $0.23 per share.  These increases were partially offset by the $0.11 per share cash dividend to common stockholders declared and paid during the third quarter of 2012.

PREMIER FINANCIAL BANCORP, INC.
SEPTEMBER 30, 2012

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
SEPTEMBER 30, 2012

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
SEPTEMBER 30, 2012

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PREMIER FINANCIAL BANCORP, INC.

Date: November 14, 2012                              /s/ Robert W. Walker
Robert W. Walker
President & Chief Executive Officer

Date: November 14, 2012                              /s/ Brien M. Chase
Brien M. Chase
Senior Vice President & Chief Financial Officer