Form 10-K
period 2012-12-31
PREMIER FINANCIAL BANCORP INC
filed 2013-03-28
CIK 887919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
Yes ☑     No ☐.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2012

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this Form 10-K.  ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):
Large accelerated filer ☐.	Accelerated filer ☐.	Non-accelerated filer ☐.	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☑.

As of June 30, 2012 the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $50,348,874 based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System National Market System.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each class	Outstanding at March 15, 2013
Common Stock without par value	7,962,693

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Shareholders to be held on June 19, 2013.	Part III

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2012

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2012

PART I

Item 1.  Description of Business

THE COMPANY

Premier Financial Bancorp, Inc. (the "Company" or "Premier") is a multi-bank holding company that, as of March 15, 2013 operates eight banking offices in Kentucky, five banking offices in Ohio, fourteen banking offices in West Virginia, five banking offices in Washington, DC, one banking office in Maryland and two banking offices in Virginia. At December 31, 2012, Premier had total consolidated assets of $1,120.8 million, total consolidated deposits of $930.6 million and total consolidated shareholders' equity of $144.3 million. The banking subsidiaries (the "Banks" or "Affiliate Banks") consist of Citizens Deposit Bank & Trust, Vanceburg, Kentucky and Premier Bank, Inc., Huntington, West Virginia.

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
December 31, 2012

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
December 31, 2012

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

To finalize Premier’s participation in the TARP Capital Purchase Program, Premier and the U.S. Treasury entered into a Letter Agreement, dated October 2, 2009 (the “Letter Agreement”), including a Securities Purchase Agreement – Standard Terms which is attached thereto (the “Securities Purchase Agreement” and together with the Letter Agreement, the “UST Agreement”).  Additional information regarding the TARP Capital Purchase Program and the restrictions imposed on Premier during the TARP period can be found under the “TARP Capital Purchase Program” heading in the “Regulatory Matters” section included later in this item.

On July 9, 2012, the U.S. Treasury announced its intent to sell its investment in Premier’s Series A Preferred Stock along with similar investments the U.S. Treasury had made in 11 other financial institutions, principally to qualified institutional buyers.  Using a modified Dutch auction methodology that establishes a market price by allowing investors to submit bids at specified increments during the period of July 23, 2012 through July 26, 2012, the U.S. Treasury auctioned all of Premier’s 22,252 Series A Preferred Stock.  Premier sought and obtained regulatory permission to participate in the auction.  Premier successfully bid to repurchase 10,252 shares of the 22,252 outstanding shares.  At the auction’s closing price of $901.03 per share, Premier was able to preserve approximately $1.0 million of capital versus redeeming the Series A Preferred Stock at the liquidation preference of $1,000 per share.  The remaining 12,000 shares are held by private investors.  Additional information regarding the Series A Preferred Shares and the Warrant can be found in Note 24 of the Notes to the Consolidated Financial Statements.

On July 29, 2010, Consolidated Bank and Trust Company (“CB&T”), a wholly owned subsidiary of Premier and a Virginia state chartered bank; the Federal Reserve Bank of Richmond (“FRB”) and the State Corporation Commission Bureau of Financial Institutions (“Virginia Bureau”) entered into a written agreement (“Written Agreement”) requiring CB&T to

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2012

perform certain actions primarily designed to improve the credit quality of the bank.  Abigail Adams, as parent of CB&T, and Premier, as parent of Abigail Adams, were also named as parties to the Written Agreement to ensure that the CB&T complied with the Written Agreement.

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

On September 1, 2010, Premier filed applications with state and federal banking regulatory authorities to merge five of its subsidiary banks together to form Premier Bank, Inc. (“Premier Bank”).   On February 28, 2011, Premier received final regulatory approval to move forward with its plans to merge Boone County Bank, headquartered in Madison, West Virginia; First Central Bank, headquartered in Philippi, West Virginia; Traders Bank, Inc., headquartered in Ravenswood, West Virginia; Adams National Bank, headquartered in Washington, DC and Consolidated Bank & Trust, headquartered in Richmond, Virginia.  The merger was completed on April 9, 2011.  The resulting bank is headquartered in Huntington, West Virginia.

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

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2012

In addition to ensuring CB&T complied with provisions of the Written Agreement, Premier was also required Premier to obtain prior written approval of the FRB and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System for declaring or paying any dividends, and also required prior written approval of the FRB before incurring, increasing or guaranteeing any debt or purchasing or redeeming any shares of its stock.

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

On April 19, 2011, Premier submitted a request to the FRB for written approval from the FRB and the Director of the Division of Banking Supervision and Regulation of the Board of Governors to declare and pay its quarterly dividend obligation to the U.S. Treasury due on May 15, 2011 and the two dividends in arrears due on November 15, 2010 and February 15, 2011, respectively.  On May 13, 2011, Premier received notice from the FRB that the Director of the Division of Banking Supervision and Regulation of the Board of Governors approved Premier’s request to pay all current and deferred cash dividends on its Series A, Fixed Rate Cumulative Perpetual Preferred Stock as Premier had requested.  The dividends were paid as scheduled on

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2012

May 16, 2011.  All subsequent quarterly dividends on Premier’s Series A Preferred Shares have been paid as scheduled.  See Note 24 for additional details on Premier's Series A, Fixed Rate Cumulative Perpetual Preferred Stock.

On July 24, 2012 the FRB announced that it had terminated the July 29, 2010 Written Agreement with Premier.

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

      On May 13, 2010, Premier executed a six-year data processing agreement with Fidelity Information Services, Inc. and its affiliates (“FIS”) located in Jacksonville, Florida.   The agreement covers Premier’s core data processing, item processing, internet banking services, network services, customer authentication services and electronic funds transfer services.  Planning for the conversion began late in 2010 and continued through the first half of 2011.  Beginning in May 2011 and concluding in September 2011, Premier and FIS converted each of

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2012

the subsidiary (or former subsidiary) bank’s systems to the FIS “Horizon” platform.  It was during this process that the data systems of the five subsidiary banks that merged to form Premier Bank, converted and combined into one system. The data processing agreement shall remain in effect until September 30, 2017 and provides for automatic three-year extensions after that date.

Recent Corporate Developments

Written Agreement between Federal Reserve Bank and Premier - On July 24, 2012 the FRB announced that it had terminated the July 29, 2010 Written Agreement with Premier.

Merger of Three Subsidiary Banks – On February 16, 2012, Premier filed applications with state and federal banking regulatory authorities to merge three of its subsidiary banks.  The application requested permission to merge Ohio River Bank, headquartered in Ironton, Ohio and Farmers Deposit Bank, headquartered in Eminence, Kentucky with and into Premier’s wholly owned subsidiary Citizens Deposit Bank & Trust, headquartered in Vanceburg, Kentucky.  In the second quarter of 2012, Premier received the required approvals from all federal and state banking regulatory authorities to go ahead with its plans and as of the close of business on Friday, August 17, 2012, the three banks have been merged together.

The combined bank is headquartered in Vanceburg, Kentucky and as of December 31, 2012 has total assets of $374,456,000, total deposits of $326,015,000, liquid assets of $53,944,000, and Tier I capital of $33,194,000.  Regulatory capital ratios at December 31, 2012 result in the bank remaining well capitalized with a Tier I Leverage Ratio of 9.0%, a Tier I Risk-based Capital Ratio of 16.0% and a Total Risk-based Capital Ratio of 17.2%; ratios which exceeded Citizens Deposit Bank’s reported capital ratios as of June 30, 2012, prior to the merger.  These levels of capital and liquidity will provide the financial strength management needs to serve the local communities within the combined bank’s branch network.  The combined bank’s locations run along both sides of the Ohio River from Proctorville, Ohio in the east through Ironton, Ohio; Vanceburg and Maysville, Kentucky to Eminence, Kentucky in the west, just outside of the Louisville, Kentucky suburbs.

Participation in U.S. Treasury Auction of Premier’s Series A Preferred Stock – On July 9, 2012, the U.S. Treasury announced its intent to sell its investment in Premier’s Series A Preferred Stock along with similar investments the U.S. Treasury had made in 11 other financial institutions, principally to qualified institutional buyers.  Using a modified Dutch auction methodology that establishes a market price by allowing investors to submit bids at specified increments during the period of July 23, 2012 through July 26, 2012, the U.S. Treasury auctioned all of Premier’s 22,252 Series A Preferred Stock.  Premier sought and obtained regulatory permission to participate in the auction.  Premier successfully bid to repurchase 10,252 shares of the 22,252 outstanding shares.  The auction was completed on August 10, 2012.  At the auction’s closing price of $901.03 per share, Premier was able to preserve approximately $1.0 million of capital versus redeeming the Series A Preferred Stock at the liquidation preference of $1,000 per share.  The remaining 12,000 shares are held by private investors.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2012

The Securities Purchase Agreement with the U.S. Treasury governing the initial issuance of the Series A Preferred Stock on October 2, 2009 also subjected the Company to certain of the executive compensation limitations included in the Emergency Economic Stabilization Act of 2008 (the “EESA”). In this connection, as a condition to the closing of the transaction, the Company’s Senior Executive Officers (as defined in the Securities Purchase Agreement) (the “Senior Executive Officers”), (i) voluntarily waived any claim against the U.S. Treasury or the Company for any changes to such officer’s compensation or benefits that are required to comply with the regulation issued by the U.S. Treasury under the TARP Capital Purchase Program and acknowledged that the regulation may require modification of the compensation, bonus, incentive and other benefit plans, arrangements and policies and agreements as they relate to the period the U.S. Treasury owns the Preferred Stock of the Company; and (ii) entered into a letter with the Company amending the Benefit Plans with respect to such Senior Executive Officers as may be necessary, during the period that the Treasury owns the Preferred Stock of the Company, as necessary to comply with Section 111(b) of the EESA.  These limitations terminated upon completion of the U.S. Treasury’s auction of the Series A Preferred Stock on August 10, 2012.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2012

BUSINESS
General

Through the Banks the Company focuses on providing quality community banking services to individuals and small-to-medium sized businesses primarily in non-urban areas. By seeking to provide such banking services in non-urban areas, the Company believes that it can minimize the competitive effect of larger financial institutions that typically are focused on large metropolitan areas. Each Bank retains its local management structure which offers customers direct access to the Bank's regional presidents and other officers in an environment conducive to friendly, informed and courteous service. This approach also enables each Bank to offer local and timely decision-making, and flexible and reasonable operating procedures and credit policies limited only by a framework of centralized risk controls provided by the Company to promote prudent banking practices. See additional discussion under "Regulatory Matters" below.

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

Prior to data systems conversions in mid-2005, the Company maintained a data processing subsidiary, which provided centralized data processing services for the Affiliate Banks. Beginning in late 2004 and continuing through the middle of 2005, the Company converted its data processing system to an external third-party provider. Through the conversion process, Company senior management along with each Bank's management reviewed and standardized their offering of products and services, although pricing decisions remain at the local level. Furthermore, as a result of conversion, the Company through the Banks was able offer more modern products, such as internet banking and check imaging, and was able to take advantage of emerging technologies such as image exchange to remit and clear items with its exchange agents. With the conversion to FIS in 2011, all of these benefits remain

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2012

plus the Company has integrated its automated teller machine network, improved its management reporting systems, and adopted an integrated image-based document storage system.

Each of the Banks provides a wide range of retail and commercial banking services, including commercial, real estate, agricultural and consumer lending; depository and funds transfer services; collections; safe deposit boxes; cash management services; and other services tailored for both individuals and businesses.

The Banks' residential mortgage lending activities consist primarily of loans for purchasing personal residences or loans for commercial or consumer purposes secured by residential mortgages.  The Banks also originate residential mortgage loans that are sold in the secondary mortgage market.  The Banks’ mortgage originators are salaried employees who do not receive a commission or other incentive compensation for the number or type of mortgages they originate.  Consumer lending activities consist of traditional forms of financing for automobile and personal loans including unsecured lines of credit. Commercial lending activities include loans to small businesses located primarily in the communities in which the Banks are located and surrounding areas. Commercial loans are secured by business assets including real estate, equipment, inventory, and accounts receivable. Some commercial loans are unsecured.  Through the acquisition of Abigail Adams, the Company inherited a concentration in commercial real estate development loans.  Many of these loans were for the revitalization of apartment buildings in and around the Washington, DC metro area, some of which would result in the apartment complex converting into individually owned condominiums.   Since the acquisition of Abigail Adams, Premier has worked to reduce these concentrations by providing funding only during the construction phase.  The Washington, DC metro area also offers opportunities for larger commercial and commercial real estate loans.  These new opportunities will still be subject to Premier’s strict credit underwriting policies and procedures.

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

Competition

The Banks encounter strong competition both in making loans and attracting deposits. The widespread enactment of state laws that permit multi-bank holding companies as well as the availability of nationwide interstate banking and internet banking have created a highly competitive environment for financial services providers. In one or more aspects of its business, each Bank competes with other commercial banks, savings and loan associations, credit unions,

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2012

finance companies, mutual funds, insurance companies, brokerage and investment banking companies and other financial intermediaries operating in its market and elsewhere, many of which have substantially greater financial and managerial resources. While the Banks are smaller financial institutions by comparison, each of the Banks' competitors include large bank holding companies having substantially greater resources and offering certain services that the Affiliate Banks may not currently provide. Each Bank seeks to minimize the competitive effect of larger financial institutions through a community banking approach that emphasizes direct customer access to the Bank's regional presidents and other officers in an environment conducive to friendly, informed and courteous service.  Furthermore, via the Company’s credit administration department, the Banks can also minimize the competitive effects of larger institutions by tailoring their lending criteria to the individual circumstances of the small-to-medium sized business owner.

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

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2012

of each Affiliate Bank's primary federal banking regulator and, if the Affiliate Bank is a state-chartered bank, the appropriate state banking regulator.

Under the BHC Act, the Federal Reserve has the authority to require a bank holding company to terminate any activity or relinquish control of the nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve's determination that such activity or control constitutes a risk to the financial soundness and stability of any bank subsidiary of the bank holding company. Premier and the Affiliate Banks are subject to the Federal Reserve Act, which limits borrowings by Premier and any nonbank subsidiaries from the Affiliate Banks and also limits various other transactions between Premier and any nonbank subsidiaries with the Affiliate Banks.

Citizens Deposit Bank & Trust is chartered in Kentucky and supervised, regulated and examined by the Kentucky Department of Financial Institutions.  Premier Bank, Inc. is chartered in West Virginia and supervised, regulated and examined by the West Virginia Division of Financial Institutions.  In addition, the Affiliate Banks are supervised and regulated by the Federal Deposit Insurance Corporation ("FDIC"). Each banking regulator has the authority to issue cease-and-desist orders if it determines that the activities of a bank regularly represent an unsafe and unsound banking practice or a violation of law.

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
December 31, 2012

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

Bank holding companies currently are required to maintain Tier I and total capital (the sum of Tier I and Tier II capital) equal to at least 4% and 8% of total risk-weighted assets, respectively. At December 31, 2012, Premier met both requirements, with Tier I and total capital equal to 16.1% and 17.4% of its total risk-weighted assets, respectively.

In addition to the risk-based capital guidelines, the Federal Reserve requires bank holding companies to maintain a minimum "leverage ratio" (Tier I capital to adjusted total assets) of 3%, if the holding company has the highest regulatory ratings for risk-based capital purposes. All other bank holding companies are required to maintain a leverage ratio of 3% plus at least 100 to 200 basis points. At December 31, 2012, Premier's leverage ratio was 10.0%.

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
December 31, 2012

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

Regulatory Agreements - As previously disclosed in earlier reports, the Company and some of the subsidiary Banks have, in the past, been subject to regulatory agreements.  On January 29, 2003, the Company entered into a written agreement with the Federal Reserve Bank of Cleveland (“FRB - Cleveland”).  In, 2006, the FRB determined that Premier had fully satisfied all of the provisions of the written agreement and, accordingly, the FRB - Cleveland terminated the agreement effective April 18, 2006.

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

As a result of a 2003 investigation into the conduct of the former president of Farmers Deposit Bank (then a wholly owned subsidiary of Premier) by Premier and the FDIC, on December 24, 2003, Premier announced that Farmers Deposit Bank had reached an agreement with the FDIC and the Kentucky Department of Financial Institutions ("KDFI") [collectively referred to as "Supervisory Authorities"] to consent to the issuance of a cease & desist order ("Order") from its Supervisory Authorities.  The Order also outlined a number of steps to be taken by Farmers Deposit Bank which were designed to remedy and/or prevent the re-occurrence of events that gave rise to the investigation during the latter half of 2003.  Having found that Farmers Deposit Bank had fully complied with the Order, the Supervisory Authorities rescinded the Order on December 13, 2005.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2012

On October 1, 2008, the Company’s subsequently acquired subsidiary Adams National, entered into a written agreement with its primary regulator, the OCC.  The written agreement outlined a number of steps to be taken by Adams National to remedy unsafe and unsound banking practices relating to the level of credit risk and the administration of the loan portfolio, and violations of credit-related laws and regulations at the bank that occurred prior to its acquisition by the Company on October 1, 2009.   On April 9, 2011, Adams National was merged into Boone County Bank as part of the formation of Premier Bank, Inc.  With the surrender of the Adams National charter upon consummation of the merger to form Premier Bank, Inc., the Written Agreement with the OCC was terminated and no longer had any effect on the Affiliate Banks.

On July 29, 2010, Consolidated Bank and Trust Company (“CB&T”), at the time a wholly owned subsidiary of Premier and a Virginia state chartered bank, the Federal Reserve Bank of Richmond (“FRB”) and the State Corporation Commission Bureau of Financial Institutions (“Virginia Bureau”) entered into a written agreement (“Written Agreement”) requiring CB&T to perform certain actions primarily designed to improve the credit quality of the Bank.  Abigail Adams, as parent of CB&T, and Premier, as parent of Abigail Adams, were also named as parties to the Written Agreement to ensure that CB&T complied with the Written Agreement.

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

In addition to ensuring CB&T complied with provisions of the Written Agreement, Premier was also specifically subject to the provision requiring prior written approval of the FRB and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System for declaring or paying any dividends, and the provision requiring prior written approval of the FRB before incurring, increasing or guaranteeing any debt or purchasing or redeeming any shares of its stock.  On July 24, 2012 the FRB announced that it had terminated the July 29, 2010 Written Agreement with Premier.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2011

TARP Capital Purchase Program - As discussed above in conjunction with the acquisition of Abigail Adams, Premier elected to participate in the TARP Capital Purchase Program and received $22.25 million of new equity capital from the U.S. Treasury on October 2, 2009.  As part of its participation in the TARP Capital Purchase Program, Premier agreed to various requirements and restrictions imposed on all participants in the TARP Capital Purchase Program.  Those restrictions included certain executive compensation and corporate expenditure limits on all current and future recipients of funds under the TARP Capital Purchase Program, including Premier, as long as any obligation arising from the financial assistance provided to the recipient under the TARP Capital Purchase Program remains outstanding, excluding any period during which the U.S. Treasury holds only warrants to purchase common stock of a TARP participant (the “Covered Period”).   Detailed information regarding the Series A Preferred Shares and the Warrant can be found in Note 24 of the Notes to the Consolidated Financial Statements.

Dividend Restrictions - Premier is dependent on dividends from its Affiliate Banks for its revenues. Various federal and state regulatory provisions limit the amount of dividends the Affiliate Banks can pay to Premier without regulatory approval. At December 31, 2012, approximately $2.1 million of the total shareholders' equity of the Affiliate Banks was available for payment of dividends to Premier without approval by the applicable regulatory authority.

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

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2012

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

Dodd-Frank Act - On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law, which implements far-reaching changes across the financial regulatory landscape, including provisions that, among other things,:

•
created a new agency to centralize responsibility for consumer financial protection, the Consumer Financial Protection Bureau, which will be responsible for implementing, examining and enforcing compliance with federal consumer financial laws;

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2012

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

•	require large, publicly-traded bank holding companies to create a risk committee responsible for the oversight of enterprise risk management;

•	implemented corporate governance revisions, including with regard to executive compensation and proxy access by shareholders, that apply to all public companies, not just financial institutions;

•
made permanent the $250,000 limit for federal deposit insurance, increased the cash limit of Securities Investor Protection Corporation protection from $100,000 to $250,000 and provided unlimited federal deposit insurance for non-interest-bearing demand transaction accounts at all insured depository institutions until December 31, 2012;

•	repealed the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts;

•
amended the Electronic Fund Transfer Act (“EFTA”) to, among other things, give the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer; and

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

Number of Employees

The Company and its subsidiaries collectively had approximately 327 full-time equivalent employees as of December 31, 2012.  Its executive offices are located at 2883 5th Avenue, Huntington, West Virginia 25702, telephone number (304) 525-1600 (facsimile number (304) 525-9701).

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2012

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
December 31, 2012

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
December 31, 2012

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

The Company’s principal source of funds for dividend payments and its debt service obligations is dividends received from the subsidiary Banks.  Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies.  Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, as defined, combined with the retained net profits of the preceding two years, subject to the capital requirements and additional restrictions as discussed in Note 20 to the consolidated financial statements.  During 2013 the Banks could, without prior approval, declare dividends of approximately $2.1 million plus any 2013 net profits retained to the date of the dividend declaration.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2012

Premier is a separate and distinct legal entity from Premier’s subsidiaries.  Premier receives nearly all of its revenue from dividends from is subsidiary banks, which are limited by federal banking laws and regulations.  These dividends also serve as the primary source of funds to pay dividends on Premier’s common shares.  The inability of Premier’s subsidiary banks to pay sufficient dividends to Premier could have a material, adverse effect on its business.  Further discussion of Premier’s ability to pay dividends can be found under the captions “Regulatory Matters – TARP Capital Purchase Program”, and “Regulatory Matters – Dividend Restrictions” in Item 1 of this Form 10-K and Note 20 of the Notes to the Consolidated Financial Statements.

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
December 31, 2012

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

Market Volatility May Adversely Affect Market Price of Common Stock or Investment Security Values

The capital and credit markets have been experienced volatility and disruption in the past and for periods lasting more than a year.  In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers seemingly without regard to those issuers’ underlying financial strength.  Market volatility could contribute to the decline in the market value of certain security investments and other assets of Premier.  If market disruption and volatility should occur, continue or worsen, Premier may experience an adverse effect, which may be material, on results of operations, capital or financial position.

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

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2012

There have been numerous actions undertaken in connection with or following EESA and ARRA by the Federal Reserve Board, the U.S. Congress, the U.S. Treasury, the FDIC, the SEC and others in efforts to address the liquidity and credit crisis in the financial industry that followed the sub-prime mortgage market meltdown that began in late 2007.  These measures include: (i) homeowner relief that encourages loan restructuring and modification; (ii) the establishment of significant liquidity and credit facilities for financial institutions and investment banks; (iii) the lowering of the federal funds rate; (iv) emergency action against short selling practices; (v) a temporary guaranty program for money market funds; (vi) the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; and (vii) coordinated international efforts to address illiquidity and other weaknesses in the banking sector. The purpose of these legislative and regulatory actions is to help stabilize the U.S. banking system.  EESA, ARRA and the other regulatory initiatives described above may not have their desired effects.  If the volatility in the markets continues and economic conditions fail to improve or worsen, our business, financial condition and results of operations could be materially and adversely affected.

Because Of Our Issuance of Preferred Shares, We Are Subject To Several Restrictions Including Restrictions On Our Ability To Declare Or Pay Common Dividends.

Pursuant to the terms of the Securities Purchase Agreement, our ability to declare or pay dividends on any of our shares is limited.  Specifically, we are unable to declare dividend payments on Common Shares, junior preferred shares or pari passu preferred shares if we are in arrears on the payment of dividends on the Series A Preferred Shares.  Premier is current on all of the dividends on its Series A Preferred Shares.  Premier was required to defer the November 15, 2010 and February 15, 2011 quarterly dividends on its Series A Preferred Shares due restrictions placed on the Company by the Federal Reserve Board of Governors in conjunction with the July 29, 2010 Written Agreement between Consolidated Bank & Trust and the FRB.  However the FRB gave Premier permission to pay those deferred dividends in conjunction with the May 15, 2011 quarterly dividend payment.  Until any deferred dividends are paid on the Series A Preferred Shares, dividends to holders of Premier’s common shares will also be prohibited.  In the event that cumulative dividends on the Series A Preferred Shares are not paid in full for an aggregate of six dividend periods or more, whether or not consecutive, the authorized number of directors of Premier would automatically be increased by two and the holders of the Series A Preferred Stock would have the right to elect two directors.  The right to elect directors would end when dividends have been paid in full for four consecutive dividend periods.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2012

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

Strong Competition Within the Company’s Market Area May Limit Profitability

Premier faces significant competition both in attracting deposits and in the origination of loans. Mortgage bankers, commercial banks, credit unions and other savings institutions, which have offices in the market areas of the Affiliate Banks, have historically provided most of the competition for the Affiliate Banks for deposits; however, each Affiliate Bank also competes with financial institutions that operate through internet banking operations throughout the continental United States. In addition, and particularly in times of high interest rates, each Affiliate Bank faces additional and significant competition for funds from money market and mutual funds, securities firms, commercial banks, credit unions and other savings institutions located in the same communities and those that operate through Internet banking operations throughout the continental United States. Many competitors have substantially greater financial and other resources than Premier and its Affiliate Banks. Moreover, credit unions do not pay federal or state income taxes and are subject to fewer regulatory constraints than community banks and as a result, they may enjoy a competitive advantage over Premier. The Affiliate Banks compete for loans principally on the basis of the interest rates and loan fees they charge, the types of loans they originate and the quality of services they provide to borrowers. This advantage places significant competitive pressure on the prices of loans and deposits.

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
December 31, 2012

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

Loss of Large Checking and Money Market Deposit Customers Could Increase Cost of Funds and Have a Negative Effect on Results of Operations

Premier has a number of large deposit customers that maintain balances in checking, money market and repurchase agreement accounts at the Affiliate Banks. The ability to attract these types of deposits has a positive effect on Premier’s net interest margin as they provide a relatively low cost of funds to Premier compared to certificates of deposits or borrowing advances. If these depositors were to withdraw these funds and the Affiliate Banks were not able to replace them with similar types of deposits, the cost of funds would increase and Premier’s results of operation would be negatively impacted.

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

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2012

Integration of Recent Internal Subsidiary Mergers May Be More Difficult Than Anticipated

The success of Premier’s April 2011 internal merger of First Central Bank, Traders Bank, Adams National Bank and Consolidated Bank & Trust into Boone County Bank to form Premier Bank and the August 2012 internal merger of Ohio River Bank and Farmers Deposit Bank into Citizens Deposit Bank and Trust will depend on a number of factors, including (but not limited to) Premier’s ability to:

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

Concentration of Commercial Real Estate and Commercial Business Loans in the Washington, D.C. Market Area May Increase Credit Risk in the Loan Portfolio

These types of loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful business operations and the income stream of the commercial borrowers.  Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans.  Premier’s success in the metro Washington, D.C. market area depends primarily on the local general economic conditions in the area.  The local economic conditions in the Washington, D.C. metropolitan area have a significant impact on its loans, the ability of the borrowers to repay these loans and the value of the collateral securing these loans.  Real estate values have suffered from declines in the Washington, D.C. market area, which may affect the bank’s financial condition. If Premier continues to receive updated appraisals revealing significant additional weakness in the value of the collateral securing loans in the Washington, D.C. market area, it will likely result in further losses. Also, many of the local borrowers have more than one commercial real estate or commercial business loan outstanding with Premier.  Consequently, an adverse development with respect to one loan or one credit relationship can expose Premier to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.  A significant decline in general economic conditions caused by inflation, recession, unemployment or other factors beyond Premier’s control would impact these local economic conditions and could negatively affect the financial results of its banking operations.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2012

Premier’s expenses will increase as a result of increases in FDIC insurance premiums.

The Federal Deposit Insurance Corporation imposes an assessment against institutions for deposit insurance.  This assessment is based on the risk category of the institution and ranges from 2.5 to 45 basis points of the institution’s assessment base.  The assessment base for banks similar to those owned by Premier is defined as the most recent quarterly average total assets of the bank less the quarterly average tangible equity of the bank.  Federal law requires that the designated reserve ratio for the deposit insurance fund be established at a minimum of 1.35% of estimated insured deposits.  If this reserve ratio drops below 1.35% or if the FDIC expects that it will do so within six months, the FDIC must establish and implement a plan to restore the designated reserve ratio to 1.35% of estimated insured deposits by no later than September 30, 2020.

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

In addition, EESA temporarily increased the limit on FDIC insurance coverage for deposits to $250,000 through December 31, 2009.  This increase has now been permanently extended by the Dodd-Frank Act.  The FDIC also took action to provide coverage for newly-issued senior unsecured debt and non-interest bearing transaction accounts and for unsecured debt and non-interest bearing transaction and certain NOW accounts in excess of the $250,000 limit, for which institutions will be assessed additional premiums.  In 2009, the temporary increase in FDIC insurance coverage was extended through December 31, 2012.  These actions increased Premier’s combined non-interest expense in 2009 and may increase non-interest expense in future years as long as the increased premiums and coverages are in place.

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
December 31, 2012

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

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2012

The Series A Preferred Shares Impact Net Income Available to Common Shareholders, and the Warrant May Be Dilutive to Premier’s Common Shareholders.

The additional capital Premier raised through its participation in the TARP Capital Purchase Program has increased Premier’s equity and the number of dilutive outstanding common shares.  In addition, the dividends declared and the accretion of discount on the Series A Preferred Shares reduces the net income available to Premier’s common shareholders and earnings per common share.  The Series A Preferred Shares will also receive preferential treatment in the event of Premier’s liquidation, dissolution or winding up.  Additionally, the ownership interest of Premier’s existing common shareholders will be diluted to the extent the Warrant Premier issued to the U.S. Treasury is exercised.  Although the U.S. Treasury has agreed not to vote any of the common shares it receives upon exercise of the Warrant, a transferee of any portion of the Warrant or of any common shares acquired upon exercise of the Warrant is not bound by this agreement.

If Premier is Unable to Redeem the Series A Preferred Shares After Five Years, the Cost of This Capital Will Increase Substantially.

If Premier is unable to redeem the entire amount of Series A Preferred Shares prior to November 15, 2014, the cost of this capital will increase substantially on that date, from 5.0% per annum to 9.0% per annum.  Depending on Premier’s financial condition at the time, this increase in the annual dividend rate on the Series A Preferred Shares could have a material negative effect on Premier’s liquidity.

If a Subsidiary Bank’s Current Capital Ratios Decline Below the Regulatory Threshold for an “Adequately Capitalized” Institution, the Bank Will Be Considered “Undercapitalized” Which May Have a Material and Adverse Effect on Premier.

The Federal Deposit Insurance Act (FDIA) requires each federal banking agency to take prompt corrective action with respect to banks that do not meet the minimum capital requirements. Once a bank becomes undercapitalized, it is subject to various requirements and restrictions, including a prohibition of the payment of capital distributions and management fees, restrictions on growth of the bank’s assets, and a requirement for prior regulatory approval of certain expansion proposals. In addition, an undercapitalized bank must file a capital restoration plan with its principal federal regulator.

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

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2012

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
December 31, 2012

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

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2012

Item 2.  Properties – (continued)

Citizens Deposit Bank & Trust, in addition to its main office at 10 Second Street in Vanceburg, Kentucky, has branches at the following locations:

Branch	Address	Location and Zip Code	Leased/ Owned

AA Branch	67 Commercial Drive, Suite 3	Vanceburg, KY 41179	Leased
Brooksville	111 Powell Street	Brooksville, KY 41004	Owned
Garrison	9234 East KY 8	Garrison, KY 41141	Owned
Ripley	104 Main Street	Ripley, OH 45167	Owned
Aberdeen	130 Stivers Road	Aberdeen, OH 45101	Owned
Maysville	1201 US 68	Maysville, KY 41056	Owned
Mt. Olivet	103-107 South Main Street	Mt. Olivet, KY 41064	Owned
Tollesboro	2954 West KY 10	Tollesboro, KY 41189

Former branches of Ohio River Bank, Inc.
Ironton	221 Railroad Street	Ironton, OH 20001	Owned
Proctorville	7604 County Road 107 Unit A	Proctorville, OH 45669	Leased
South Webster	110 N. Jackson Street	South Webster, OH 45682	Owned

Former location of Farmers Deposit Bank
Eminence	5230 South Main Street	Eminence, KY	Owned

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
December 31, 2012

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and
Issuer Purchase of Equity Securities

The Company's common stock is listed on the NASDAQ Global Market System under the symbol PFBI. At December 31, 2012, the Company had approximately 2,387 shareholders of record of its common shares.

The following table sets forth on a quarterly basis cash dividends paid and the range of high and low sales prices on a per share basis during the quarters indicated.

	Cash	Sales Price
	Dividends Paid	High	Low
2011
First Quarter	$0.00	$8.00	$6.15
Second Quarter	0.00	7.54	6.80
Third Quarter	0.00	7.98	4.87
Fourth Quarter	0.00	5.25	3.75
	0.00

2012
First Quarter	$0.00	$7.89	$4.42
Second Quarter	0.00	8.49	6.75
Third Quarter	0.11	9.75	6.76
Fourth Quarter	0.11	11.54	8.77
	0.22

2013
First Quarter (through March 15, 2013)	$0.00	$12.50	$10.37

The payment of dividends by the Company depends upon the ability of the Banks to declare and pay dividends to the Company because the principal source of the Company's revenue will be dividends paid by the Banks.  At December 31, 2012 approximately $2.1 million was available for payment as dividends from the Banks to the Company without the need for regulatory approval. In considering the payment of dividends, the Board of Directors will take into account the Company's financial condition, the cumulative provisions of the Series A Preferred Shares, results of operations, tax considerations, costs of expansion, industry standards, economic conditions and need for funds, as well as governmental policies and regulations applicable to the Company and the Banks. See "REGULATORY MATTERS - Capital Requirements" for discussion on capital guidelines.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2012

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

The following graph shows a comparison of cumulative total stockholder return on the Common Stock since December 31, 2007 with the cumulative total returns of both a broad equity market index and a published industry index.  The broad equity market index chosen was the Russell 3000 and the published industry index chosen was the SNL ($500M-$1B) Bank Asset-Size Index.  The graph reflects historical performance only, which is not indicative of possible future performance of the Common Stock.

Premier Financial Bancorp, Inc.

	Period Ending
Index	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
Premier Financial Bancorp, Inc.	100.00	57.51	58.97	57.84	39.76	99.96
Russell 3000	100.00	62.69	80.46	94.08	95.05	110.65
SNL $500M-$1B Bank Index	100.00	82.94	59.45	67.39	61.46	75.78
*Source: SNL Financial LC, Charlottesville, VA

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2012

Equity Compensation Plan Information

The following table gives information about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under its equity compensation plans the 2002 Stock Option Plan and the 2012 Stock Option Plan, as of December 31, 2012.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (Excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders
2002 Stock Option Plan	392,366	$9.24	0
2012 Stock Option Plan	0	n/a	500,000
Equity compensation plans not approved by shareholders
None
Total	392,366	$9.24	500,000

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2012

Item 6.  Selected Financial Data

The following table presents consolidated selected financial data for the Company. It does not purport to be complete and is qualified in its entirety by more detailed financial information and the audited consolidated financial statements contained elsewhere in this annual report.

(Dollars in thousands, except per share amounts)	At or for the Year Ended December 31
	2012	2011	2010	2009	2008
Earnings
Net interest income	$43,999	$44,208	$43,744	$31,083	$26,035
Provision for loan losses	4,260	3,630	3,297	1,052	147
Non-interest income	9,529	6,911	6,761	9,136	5,291
Non-interest expense	33,272	36,521	34,219	27,115	19,894
Income taxes	5,673	3,800	3,817	2,934	3,749
Net income	10,323	7,168	9,172	9,118	7,536
Preferred stock dividends, net of redemption discount	168	1,221	1,249	133	-
Net income available to common shareholders	$10,155	$5,947	$7,923	$8,985	$7,536

Financial Position
Total assets	$1,120,787	$1,124,087	$1,183,251	$1,101,750	$724,465
Loans	704,625	690,923	725,964	699,133	467,111
Allowance for loan losses	11,488	9,795	9,865	7,569	8,544
Goodwill and other intangibles	32,596	33,268	34,060	31,519	29,974
Securities	283,975	278,479	256,520	240,970	175,741
Deposits	930,583	925,078	985,291	913,784	589,182
Other borrowings	42,151	51,418	62,711	55,564	41,518
Preferred equity	11,896	21,949	21,841	21,705	-
Common equity	132,400	122,058	109,556	106,851	89,422

Per Common Share Data
Net income – basic	1.28	0.75	1.00	1.32	1.25
Net income - diluted	1.24	0.74	0.98	1.32	1.25
Book value	16.63	15.38	13.80	13.46	13.99
Tangible book value	12.53	11.19	9.51	9.49	9.30
Cash dividends	0.22	0.00	0.22	0.44	0.43

Financial Ratios
Return on average assets	0.90%	0.51%	0.71%	1.09%	1.12%
Return on average common equity	7.89%	5.08%	7.12%	9.47%	9.38%
Dividend payout	17.19%	0.00%	22.00%	33.33%	34.40%
Stockholders’ equity to total assets at period-end	12.87%	12.81%	11.10%	11.67%	12.34%
Average stockholders’ equity to average total assets	12.94%	11.98%	11.84%	12.19%	11.94%

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2012

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
of Operations.

INTRODUCTION

Premier Financial Bancorp, Inc. ("Premier” or the “Company”) is a multi-bank holding company headquartered in Huntington, West Virginia.  It operates two community bank subsidiaries, Premier Bank, Inc. (“Premier Bank”) and Citizens Deposit Bank and Trust (“Citizens”).  The banks range in size from $374 million to $739 million, each with a local orientation. The banks operate in twenty-six communities within the states of West Virginia, Virginia, Ohio, Maryland and Kentucky plus the cities of Washington, DC and Richmond, Virginia.  Through these locations the banks provide their customers with a full range of banking services.  On September 10, 2010 Citizens completed its purchase of four banking offices (“Branch Purchase”) from Integra Bank N.A. (“Integra Bank”).  The banking offices are located in Maysville and Mount Olivet, Kentucky and Ripley and Aberdeen, Ohio.   Citizens paid a $2.4 million deposit premium for the $74.1 million of deposit liabilities it assumed and also acquired $17.4 million of branch related loans as well as $33.0 million of additional commercial real estate loans and $10.0 million of other commercial loans selected by Citizens originated from other Integra offices.  The results of operations of the four purchased branches are included in Premier’s consolidated statements of income beginning only from the acquisition date.   On April 9, 2011, Premier merged five of its subsidiary banks together.  Adams National, CB&T, First Central Bank and Traders Bank, Inc. were merged into Boone County Bank.  The resulting bank moved its headquarters to Huntington, West Virginia and changed its name to Premier Bank, Inc.  On August 17, 2012, Premier merged its three other subsidiary banks together.  Ohio River Bank and Farmers Deposit Bank were merged into Citizens.  As of December 31, 2012, Premier had approximately $1.1 billion in total assets, $705 million in total loans, $931 million in total deposits and $26 million in customer repurchase agreements.

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

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2012

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
December 31, 2012

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

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2012

Business Acquisitions and Impairment of Goodwill

Fr acquisitions, Premier is required to record the assets acquired, including identified intangible assets, and the liabilities assumed at their fair value. These often involve estimates based on third-party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques that may include estimates of attrition, inflation, asset growth rates or other relevant factors. In addition, the determination of the useful lives over which an intangible asset will be amortized is subjective.

The loans acquired via the purchase of Abigail Adams National Bancorp on October 1, 2009 and the Branch Purchase were recorded on the books of Premier at their estimated fair value.  The estimate of fair value included factors for the measurement of credit risk, interest rate risk and re-salability in the most advantageous market for the loans in an orderly transaction between market participants.  These estimates required management's most difficult, subjective and complex judgments and are inherently uncertain.  Since the estimated fair value of these loans were believed to have accounted for the reasonably estimable credit risk in the loans, consistent with new accounting guidance for acquisitions after 2008, no allowance for loan losses for these loans was recorded by Premier at the date of acquisition.  However, in the event that different assumptions or conditions were to prevail due to uncertainties in the economy, the borrower’s ability to repay or other factors, and depending upon the severity of such changes, the possibility of materially different financial condition or results of operations is a reasonable likelihood.

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

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2012

SUMMARY FINANCIAL RESULTS

Premier had net income available to common shareholders of $10.155 million in 2012 compared to $5.947 million of net income available to common shareholders in 2011 and $7.923 million of net income available to common shareholders reported for 2010.  Net income available to common shareholders increased in 2012 largely due to decreased operating expenses, an increase in income from asset sales such as securities and loans and a discount recognized on the purchase and retirement of 10,252 shares of Premier’s Series A Preferred Stock.  Net income available to common shareholders decreased in 2011 when compared to 2010, largely due to increased expenses, primarily data processing expenses and expenses related to converting data processing systems.  Otherwise, net interest income and non-interest income increased in 2011, partially offset by a higher provision for loan losses.  Basic earnings per share were $1.28 in 2012 compared to $0.75 in 2011 and $1.00 in 2010.  The increase in earnings per shares in 2012 is largely due to increases in net income discussed above.  The decrease in earnings per share in 2011 is largely due to the increase in non-interest expenses discussed above.

The following table comparatively illustrates the components of ROA and ROE over the previous five years.  Return on average assets (“ROA”) measures how effectively Premier utilizes its assets to produce net income.  It also facilitates the analysis of earnings performance of different sized organizations.  In 2009, Premier increased the size of its balance sheet with the acquisition of Abigail Adams National Bancorp, Inc. (“Abigail Adams”).  The result was an increase in total assets from $724.4 million at the end of 2008, to $1,183.3 million at the end of 2010, largely due to the acquisition.  In 2011, total assets declined slightly to $1,124.1 million at December 31, 2011 and at December 31, 2012, total assets remained relatively unchanged at $1,120.8 million.  An increase in asset size will generally result in higher dollars of income earned and expenses incurred.  A detailed review of the components of ROA will help analyze Premier’s performance without regard to changes in its size.

Premier’s net income available to common shareholders in 2012 resulted in an ROA of 0.90%, an increase from the 0.51% ROA in 2011 and the 0.71% ROA in 2010.  As shown in the following table, fully taxable equivalent net interest income (as a percent of average earning assets) reached its highest level during the last five years in both 2012 and 2010 at 4.25%.  In 2008, this percentage was 4.21% and decreased in 2009 to 4.12% as yields on earning assets declined as a result of a lower overall interest rate environment due to Federal Reserve policies designed to stimulate national economic growth.  In 2010, fully taxable equivalent net interest income increased to 4.25% as the average interest rate paid on interest bearing liabilities fell more quickly in 2010 than the yield earned on average earning assets.  In 2011, net interest income decreased to 4.18% of average earning assets as the yield on earning assets decreased by more than the rate paid on interest bearing liabilities.  In 2012, net interest income returned to 4.25% of average earnings assets largely due to a continuing decrease in rates paid on deposits while the overall yield on loans held steady at 6.33%.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2012

While net interest income (as a percent of average earning assets) repeated its highest level during the last five years in 2012 at 4.25%, net credit income (as a percentage of average earning assets) repeated its lowest level in 2012 at 3.84%, duplicating the same performance as in 2011.  Net credit income reduces the net interest income earned by the provision for loan losses recorded during the year.

In 2008, net credit income (as a percentage of average earning assets) reached its highest level over the past five years at 4.19% due to minimal provisions for losses reducing the 4.21% net interest income (as a percent of average earning assets).  In 2008, non-interest income (as a percent of average earning assets) reached its highest level in the past five years at 0.84%while non-interest expense (as a percent of average earning assets) totaled 3.20%.  In 2009, net credit income (as a percent of average earning assets) declined to 3.98%, as the lower net interest income was lowered even further by a higher provision for loan losses (as a percent of average earning assets).  Further lowering Premier’s return on average assets in 2009 was lower non-interest income and the highest non-interest expense (as a percent of average earning assets) in the last five years, largely due to acquisition related expenses, a special FDIC insurance assessment, and writedowns on the value of other real estate owned (“OREO”).  Adding to Premier’s return on average assets in 2009 was a gain recognized on the acquisition of Abigail Adams and lower income tax expense.  As illustrated in the table, the overall result was to decrease Premier's 2009 return on average earning assets to 1.18% and decrease its return on average total assets (ROA) to 1.09%.  In 2010, the increase in net interest income (as a percent of average earning assets) was more than offset by an increase in the provision for loan losses (as a percent of average earning assets) lowering net credit income to 3.94% of average earning assets.  Further lowering Premier’s return on average assets in 2010 was lower non-interest income (as a percent of average earning assets) due to lower deposit customer fee income in relation to the total deposits outstanding and no gain on the acquisition of a subsidiary as was recorded in 2009.  On the positive side, non-interest expenses (as a percent of average earning assets) decreased in 2010 to 3.30% compared to 3.57% in 2009, largely due to reduced acquisition related expenses and lower OREO costs due to gains realized on the disposition of some OREO properties in 2010.  Lastly, dividends and accretion accrued on Premier’s Series A Preferred Stock also serve to reduce net income available to common shareholders and thus reduce Premier’s ROA.  In 2010, preferred stock dividends and accretion totaled 0.12% as a percent of average earning assets.  As illustrated in the table, the overall result was to decrease Premier's 2010 return on average earning assets to 0.77% and decrease its return on average total assets (ROA) to 0.71%.

In 2011, net interest income (as a percent of average earning assets) decreased from 2010 and was further reduced by a slight increase in the provision for loan losses (as a percent of average earning assets) lowering net credit income to 3.84% of average earning assets, the lowest percentage in the five-year period presented.  Non-interest income (as a percent of average earning assets) held steady in 2011 compared to 2010, but non-interest expenses (as a percent of average earning assets) increased to 3.43%, largely due to the increase in data processing expenses and the conversion expenses.  Income tax expense (as a percentage of average earning assets) was the lowest level in 2011, but only slightly less than the percentages

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2012

reported for 2010 and 2009.  Also similar to 2010, preferred stock dividends and accretion in 2011 totaled 0.11% as a percent of average earning assets.  Dividends and accretion accrued on Premier’s Series A Preferred Stock reduce net income available to common shareholders and thus reduce Premier’s ROA.  As illustrated in the table, the overall result was to decrease Premier's 2011 return on average earning assets to 0.56% and decrease its return on average total assets (ROA) to 0.51%.

In 2012, net interest income (as a percent of average earning assets) returned to its highest level over the five year period but an increase in the provision for loan losses (as a percent of average earning assets) reduced net credit income to 3.84% of average earning assets, repeating 2011 as the lowest percentage in the five-year period presented.  Non-interest income (as a percent of average earning assets) dropped slightly in 2012 compared to 2011, but non-interest expenses (as a percent of average earning assets) decreased to 3.19%, the lowest level over the five year period.  The decrease in non-interest expenses (as a percent of average earning assets) is largely due to lower staff costs, data processing costs, and the elimination of conversion charges incurred in 2011, partially offset by an increase in expenses related to other real estate owned (“OREO”).  Income tax expense (as a percentage of average earning assets) returned to a more normal level in 2012, due to tax benefits realized in 2009, 2010 and 2011 related to deferred tax assets.  Also similar to 2010 and 2011, preferred stock dividends and accretion in 2012 totaled 0.10% as a percent of average earning assets.  Dividends and accretion accrued on Premier’s Series A Preferred Stock reduce net income available to common shareholders and thus reduce Premier’s ROA.  Substantially offsetting the reduction in net income available to common shareholders from preferred stock dividends was the a discount realized on the redemption of 10,252 shares of Series Preferred Stock purchased during an auction conducted by the U.S. Treasury in July 2012.  Adding to Premier’s net income available to common shareholders in 2012 was 0.29% (as a percentage of average earning assets) of income realized on the early call of two securities during the year plus a gain on the sale of a note on non-accrual status.  As illustrated in the table, the overall result was to increase Premier's 2012 return on average earning assets to 0.97% and increase its return on average total assets (ROA) to 0.90%.

Return on average common equity (“ROE”), another measure of earnings performance, indicates the amount of net income earned in relation to the total equity invested by holders of common stock.  Premier’s 2012 ROE was 7.89% compared to 5.08% in 2011 and 7.12% realized in 2010.  ROE increased in 2012 due to the significantly higher ROA in 2012 but was tempered by the lower multiple of average assets to average common equity in 2012.  ROE decreased in 2011 due to the significantly lower ROA in 2011 and a slightly lower multiple of average assets to average common equity in 2011.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2012

ANALYSIS of RETURN ON ASSETS and EQUITY

	2012		2011		2010		2009		2008
As a percent of average earning assets
Fully taxable-equivalent net interest income	4.25%		4.18%		4.25%		4.12%		4.21%
Provision for loan losses	(0.41)		(0.34)		(0.32)		(0.14)		(0.02)
Net credit income	3.84		3.84		3.94		3.98		4.19
Gains on acquisition of subsidiary and sales of assets	0.29		0.00		0.00		0.47		0.01
Non-interest income	0.63		0.65		0.65		0.74		0.84
Non-interest expense	(3.19)		(3.43)		(3.30)		(3.57)		(3.20)
Tax equivalent adjustment	(0.02)		(0.03)		(0.03)		(0.03)		(0.03)
Applicable income taxes	(0.54)		(0.36)		(0.37)		(0.39)		(0.60)
Discount on redemption of preferred stock	0.09		0.00		0.00		0.00		0.00
Preferred stock dividends	(0.10)		(0.11)		(0.12)		(0.02)		(0.00)
Return on average earning assets	0.97%		0.56%		0.77%		1.18%		1.21%
Multiplied by average earning assets to average total assets	91.91		91.89		92.16		92.20		92.48
Return on average assets	0.90%		0.51%		0.71%		1.09%		1.12%
Multiplied by average assets to average common stockholders’ equity	8.81	X	9.91	X	10.10	X	8.68	X	8.37	X
Return on average common equity	7.89%		5.08%		7.12%		9.47%		9.38%

The net overhead ratio (non-interest expense less non-interest income as a percent of average earning assets) decreased in 2012 to 2.56%.  This ratio compares favorably to the 2.78% net overhead ratio in 2011, the 2.65% ratio reported in 2010 and the 2.83% reported in 2009, but is still higher than the 2.36% reported in 2008, the lowest ratio reported in the last five years.  The decrease in the 2011 net overhead ratio was largely the result of lower operating expenses, primarily staff costs, data processing costs and the costs incurred in 2011 related to converting to a different data processing provider.  The expense reductions were partially offset by an increase in OREO expenses in 2012.  The net overhead ratio in 2010 compared to 2009 was largely the result of a lower ratio of non-interest expense to average earning assets due to operational savings, lower acquisition expenses and gains on the sale of some OREO in 2010 compared to 2009.  Negatively affecting the 2010 net overhead ratio was a lower ratio of non-interest income to average earning assets, largely due to the lower 0.40% non-interest income ratio of the acquired Abigail Adams’ banks compared to the historical results of Premier’s other subsidiary banks.  This lower trend continued into 2011 as well as a lower level of secondary market mortgage commissions.  In 2009, the higher net overhead ratio, when compared to 2008, was largely the result of a higher ratio of non-interest expense to average earning assets due to acquisition related expenses, significantly higher FDIC insurance costs, higher OREO costs and relatively less efficient operations of the acquired Abigail Adams’ subsidiary banks.

 PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2012

A breakdown of Premier's financial results by quarter for the years ended December 31, 2012 and 2011 is summarized below.

QUARTERLY FINANCIAL INFORMATION
(Dollars in thousands, except per share amounts)
	First	Second	Third	Fourth	Full Year
2012
Interest income	$14,219	$11,956	$12,580	$11,683	$50,435
Interest expense	1,798	1,648	1,563	1,427	6,436
Net interest income	12,418	10,308	11,017	10,256	43,999
Provision for loan losses	950	750	1,260	1,300	4,260
Gain on investment securities	-	-	273	272	545
Gain on sale of loan	-	-	-	2,463	2,463
Net overhead	7,077	6,434	6,241	6,999	26,751
Income before income taxes	4,391	3,124	3,789	4,692	15,996
Net income	2,830	2,092	2,411	2,990	10,323
Discount on preferred stock redemption	-	- -	905	-	905
Dividends and accretion on preferred stock	305	306	298	164	1,073
Net income available to common stockholders	2,525	1,786	3,018	2,826	10,155
Basic net income per share	0.32	0.23	0.38	0.36	1.28
Diluted net income per share	0.31	0.22	0.37	0.34	1.24
Dividends paid per share	0.00	0.00	0.11	0.11	0.22

2011
Interest income	$12,991	$13,508	$13,254	$12,782	$52,535
Interest expense	2,242	2,136	2,040	1,909	8,327
Net interest income	10,749	11,372	11,214	10,873	44,208
Provision for loan losses	520	1,820	810	480	3,630
Gain on investment securities	-	18	-	-	18
Net overhead	7,696	8,000	7,671	6,261	29,628
Income before income taxes	2,533	1,570	2,733	4,132	10,968
Net income	1,671	1,029	1,813	2,655	7,168
Dividends and accretion on preferred stock	305	305	305	306	1,221
Net income available to common stockholders	1,366	724	1,508	2,349	5,947
Basic net income per share	0.17	0.09	0.19	0.30	0.75
Diluted net income per share	0.17	0.09	0.19	0.30	0.74
Dividends paid per share	0.00	0.00	0.00	0.00	0.00

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2012

BALANCE SHEET ANALYSIS

Summary

A financial institution's primary sources of revenue are generated by its earning assets, while its major expenses are produced by the funding of these assets with interest bearing liabilities. Effective management of these sources and uses of funds is essential in attaining a financial institution's optimal profitability while maintaining a minimum amount of interest rate risk and credit risk. Information on rate-related sources and uses of funds for each of the three years in the period ended December 31, 2012, is provided in the table below.

In 2012, average earning assets decreased by 2.2% or $23.2 million from 2011, following a 2.9% or $30.0 million increase in 2011 from 2010.  Average interest-bearing liabilities, the primary source of funds supporting the earning assets, decreased by 2.8%, or $22.3 million, in 2012 from 2011, which follows a 0.2%, or $1.2 million, increase in 2011 over 2010.  Also supporting the growth in average earning assets in 2011 was a $30.7 million, or 17.2%, increase in average non-interest bearing deposits.  In 2012, however, average non-interest bearing deposits decreased by 5.9%, or $12.3 million from the average in 2011.  In 2012, the decrease in average earning assets was primarily the result of a $21.6 million decrease in average total loans, a $10.4 million decrease in average interest-bearing bank balances and a $3.9 million decrease in average federal funds sold.  These decreases in earning assets were partially offset by a $12.8 million increase in average investment securities.  The decrease in average interest-bearing liabilities in 2012 was largely due to an $8.0 million decrease in average interest-bearing deposits, a $3.7 million decrease in average short-term borrowings (primarily customer repurchase agreements), an $10.5 million decrease in long-term borrowings.  In 2011, the increase in average earning assets was primarily the result of a $38.6 million increase in average investment securities and a $2.4 million increase in average total loans, partially offset by an $8.1 million decrease in average federal funds sold and a $2.9 million decrease in average interest-bearing bank balances.  The slight increase in average interest-bearing liabilities in 2011 was largely due to a $0.3 million increase in average interest-bearing deposits, a $0.6 million increase in average short-term borrowings (primarily customer repurchase agreements), and a $0.3 million net increase in long-term borrowings.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2012

AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS
(Dollars in thousands)
	2012			2011			2010
	Average Balance	Interest	Yield/ Rate (2)	Average Balance	Interest	Yield/ Rate (2)	Average Balance	Interest	Yield/ Rate (2)
Assets:
Interest earning assets
U.S. Treasury and federal agency securities	$27,088	$423	1.56%	$37,916	$868	2.29%	$129,578	$3,837	2.96%
States and municipal obligations (1)	7,304	315	4.31	10,023	470	4.69	10,383	505	4.86
Mortgage backed securities	255,586	6,053	2.37	228,980	6,298	2.75	96,770	3,269	3.38
Other securities	11,380	487	4.28	11,683	532	4.55	13,287	637	4.79
Total investment securities	301,358	7,278	2.42	288,602	8,168	2.83	250,018	8,248	3.30
Federal funds sold	11,265	7	0.06	15,203	7	0.05	23,320	11	0.05
Interest-bearing deposits with banks	46,595	140	0.30	57,022	157	0.28	59,904	158	0.26
Loans, net of unearned income (3)(4)
Commercial	469,927	29,604	6.30	481,493	29,717	6.17	476,019	29,836	6.27
Real estate mortgage	162,194	10,061	6.20	169,186	10,858	6.42	169,488	11,281	6.66
Installment	50,836	3,594	7.07	53,887	3,943	7.32	56,687	4,290	7.57
Total loans	682,957	43,259	6.33	704,566	44,518	6.32	702,194	45,407	6.47
Total interest earning assets	1,042,175	50,684	4.86	1,065,393	52,850	4.96	1,035,436	53,824	5.20
Allowance for loan losses	(10,234)			(11,218)			(8,706)
Cash and due from banks	28,140			28,022			19,396
Premises and equipment	16,226			16,390			15,418
Other assets	57,640			60,781			61,982
Total assets	$1,133,947			$1,159,368			$1,123,526

Liabilities and Equity:
Interest bearing liabilities
NOW and money market	$247,820	591	0.24%	$229,437	657	0.29%	$244,262	709	0.29%
Savings deposits	120,197	167	0.14	114,834	266	0.23	100,712	254	0.25
Certificates of deposit and other time deposits	378,368	4,795	1.27	410,154	6,204	1.51	409,200	7,642	1.87
Total interest bearing deposits	746,385	5,553	0.74	754,425	7,127	0.94	754,174	8,605	1.14
Short-term borrowings	21,030	88	0.42	24,783	158	0.64	24,131	170	0.70
Other borrowings	17,010	754	4.43	19,125	852	4.45	16,932	698	4.12
FHLB advances	1,869	41	2.19	10,287	190	1.85	12,171	306	2.51
Total interest-bearing liabilities	786,294	6,436	0.82%	808,620	8,327	1.03%	807,408	9,779	1.21%
Non-interest bearing deposits	196,968			209,188			178,462
Other liabilities	3,990			2,652			4,617
Preferred equity	17,947			21,868			21,788
Common equity	128,748			117,040			111,251
Total liabilities and equity	$1,133,947			$1,159,368			$1,123,526

Net interest earnings (1)		$44,248			$44,523			$44,045
Net interest spread (1)			4.04%			3.93%			3.99%
Net interest margin (1)			4.25%			4.18%			4.25%

(1) Taxable – equivalent yields are calculated assuming a 34% federal income tax rate
(2) Yields are calculated on historical cost except for yields on marketable equity securities that are calculated used fair value
(3) Includes loan fees, immaterial in amount, in both interest income and the calculation of yield on loans
(4) Includes loans on non-accrual status

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2012

Loan Portfolio

Premier’s loan portfolio is its largest and highest yielding component of average earning assets, totaling 65.5% of average earning assets during 2012.  Average loans decreased in 2012 by $21.6 million, or 3.1%, over 2011 following a $2.4 million, or 0.3%, increase in 2011 over 2010.  The decrease in 2012 is largely due to weak loan demand during the latter half of 2011 and the first half of 2012 combined with loan payoffs resulting not only from borrowers accelerating their payments to reduce their outstanding debt, but also payoffs due to the workout of problem loans.  The decrease in average loans occurred in all of Premier’s markets, but particularly in the DC Metro and Virginia markets largely due to reductions in problem loans and in Premier’s Kentucky market largely due to payments and payoffs on the loans acquired from the Branch Purchase in September 2010.  Average loans outstanding decreased by $2.7 million, or 1.0%, in Premier’s West Virginia market and decreased by $1.8 million, or 2.7%, in Premier’s Ohio market.  Otherwise, average loans outstanding decreased by $5.5 million, or 3.5%, in Premier’s DC Metro market, decreased by $4.9 million, or 12.7%, in Premier’s Virginia market and decreased by $6.8 million, or 4.0%, in Premier’s Kentucky market.  The modest increase in 2011 is again largely due to weak loan demand combined with loan payoffs resulting not only from borrowers accelerating the reduction in their outstanding debt, but also payoffs due to the workout of problem loans.  The growth in average loans in 2011, resulted from increases in balances in Premier’s Kentucky and Ohio markets, substantially offset by decreases in average loans outstanding in Premier’s West Virginia, DC Metro and Virginia markets. In 2011, Premier realized a $29.9 million, or 21.0%, increase in average outstanding loans in its Kentucky markets.  A significant portion of the loan growth in this market came from the full year inclusion of the loans acquired via the Branch Purchase in September 2010.  Otherwise, average loans outstanding increased by $2.3 million, or 4.0%, in Premier’s Ohio markets but decreased by $15.5 million, or 9.1%, in Premier’s DC Metro market, decreased by $9.4 million, or 19.7%, in Premier’s Virginia markets and decreased $4.9 million, or 1.7%, in Premier’s West Virginia markets.

Total loans at December 31, 2012 increased by $13.7 million, or 2.0%, from the total at December 31, 2011.  This increase follows a $35.0 million, or 4.8%, decrease from the total at December 31, 2010.  The increase in 2012 is largely due to increased loan demand in the second half of 2012.  During the latter half of 2012, total loans increased by $34.4 million.  The loan demand in 2012 was largely due to increases in outstanding loans in Premier’s DC Metro market, up $16.2 million, or 10.8%, and its Virginia market, up $5.3 million, or 15.3% since year-end 2011.  These increases offset a $4.8 million, or 2.8%, decrease in Premier’s Kentucky market and a $3.0 million, or 5.1%, decrease in Premier’s Ohio market.  Total loans in Premier’s West Virginia market remained at $277.4 million at December 31, 2012 and December 31, 2011.  The decrease in 2011 is due to decreases in loans outstanding in all of Premier’s markets as loan payments and payoffs exceeded demand for new loans.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2012

Loans secured by real estate totaled 82.6% of Premier’s loan portfolio at December 31, 2012, down from the 83.1% of total loans at December 31, 2011.  The decrease is largely due to a decrease in real estate mortgage loans and commercial real estate loans as a percentage of the total loan portfolio.  The decrease more than offset an increase in construction and land development loans as a percentage of the total loan portfolio.  In 2011, loans secured by real estate increased from 82.7% of Premier’s loan portfolio at December 31, 2010 to approximately 83.1% of Premier’s total loan portfolio at December 31, 2011, largely due to an increase in commercial real estate loans as a percentage of the total loan portfolio.  The increase more than offset a decrease in construction and land development loans as a percentage of the total loan portfolio.  Residential real estate loans, as a percentage of the total loan portfolio, remained relatively unchanged in 2011 compared to 2010.

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

Commercial loans, including commercial real estate secured loans, are generally made to small-to-medium size businesses located within a defined market area and typically are secured by business assets and guarantees of the principal owners. Additional risks of loss are associated with commercial lending, such as the potential for adverse changes in economic conditions or the borrowers' ability to successfully execute their business plans. Consumer loans generally are made to individuals living in Premier's defined market area who are known to the local bank's staff.  Consumer loans are generally made for terms of up to seven years on a secured or unsecured basis; however longer terms may be approved in certain circumstances and for revolving credit lines. While consumer loans generally provide the Company with increased interest income, consumer loans may involve a greater risk of default.

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
December 31, 2012

The following table presents a five year comparison of loans by type. With the exception of those categories included in the comparison, there are no loan concentrations which exceed 10% of total loans. Additionally, Premier's loan portfolio contains no loans to foreign borrowers nor does it have a material volume of highly leveraged transaction lending.

LOAN SUMMARY
(Dollars in thousands)
	As of December 31,
	2012		2011		2010		2009		2008
Summary of Loans by Type
Commercial, secured by real estate	$314,198	44.6%	$317,559	46.0%	$319,048	43.9%	$304,607	43.6%	$133,742	28.7%
Commercial, other	84,430	12.0	76,960	11.1	82,591	11.4	76,140	10.9	61,655	13.2
Real estate construction and land development	52,706	7.5	34,730	5.0	48,213	6.6	51,637	7.4	26,182	5.6
Real estate mortgage	214,743	30.5	221,756	32.1	233,513	32.2	227,508	32.5	200,038	42.8
Agricultural	2,566	0.4	2,729	0.4	2,564	0.4	2,710	0.4	2,446	0.5
Consumer	28,128	4.0	30,090	4.4	32,926	4.5	33,356	4.8	37,291	8.0
Other	7,854	1.0	7,099	1.0	7,109	1.0	3,175	0.4	5,757	1.2
Total loans	$704,625	100.0%	$690,923	100.0%	$725,964	100.0%	$699,133	100.0%	$467,111	100.0%

Non-performing Assets
Non-accrual loans	$25,806		$42,354		$47,131		$46,299		$6,943
Accruing loans which are contractually past due 90 days or more	3,890		4,527		414		489		625
Accruing troubled debt restructurings	14,106		5,951		2,639		11,974		1,203
Total non-performing and restructured loans	43,802		52,832		50,184		58,762		8,771
Other real estate acquired through foreclosures	13,366		14,642		11,249		9,251		1,056
Total non-performing and restructured loans and other real estate	$57,168		$67,474		$61,433		$68,013		$9,827

Non-performing and restructured loans as a % of total loans	6.22%		7.65%		6.91%		8.40%		1.88%
Non-performing and restructured loans and other real estate as a % of total assets	5.10%		6.00%		5.19%		6.17%		1.36%

Allocation of Allowance for Loan Losses
Commercial, other	$3,918	13.4%	$2,669	12.5%	$2,650	12.8%	$1,129	11.7%	$1,600	14.9%
Real estate, construction	1,826	7.5	1,111	5.0	1,142	6.6	364	7.4	378	5.6
Real estate, other	5,499	75.1	5,717	78.1	5,703	76.1	5,571	76.1	6,104	71.5
Consumer installment	245	4.0	298	4.4	370	4.5	505	4.8	462	8.0
Total	$11,488	100.0%	$9,795	100.0%	$9,865	100.0%	$7,569	100.0%	$8,544	100.0%

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2012

Total non-performing assets, which consist of past-due loans on which interest is not being accrued ("non-accrual loans"), foreclosed properties in the process of liquidation ("OREO"), loans with restructured terms offering a concession to enable a delinquent borrower to repay (‘troubled debt restructurings”) and accruing loans past due 90 days or more, were $57.2 million, or 5.10% of total assets at year-end 2012.  These amounts compare to $67.5 million of total non-performing assets, or 6.00% of total assets at year-end 2011 and $61.4 million of total non-performing assets, or 5.19% of total assets at year-end 2010.  The decrease in 2012 from year-end 2011 was largely due to a $16.5 million decrease in non-accrual loans, a $637,000 decrease in loans past due 90 days or more, and a $1.3 million decrease in OREO.  These decreases more than offset an $8.2 million increase in restructured loans primarily resulting from previously restructured loans on non-accrual that returned to accrual status in 2012. The increase in 2011 from year-end 2010 was largely due to a $4.1 million increase in loans past due 90 days or more, a $3.4 million increase in OREO and a $3.3 million increase in restructured loans.  These increases more than offset the $4.8 million decrease in non-accrual loans.

As shown in the table above, Premier experienced a significant increase in non-performing assets in 2009 with the acquisition of Abigail Adams and its two subsidiary banks.  At December 31, 2009, these two banks accounted for $48.0 million, or 70.5% of Premier’s non-performing assets.  At December 31, 2010, the same two banks from Abigail Adams accounted for $48.7 million, or 79.3% of Premier’s non-performing assets, as an increase in non-accrual loans at the two banks was substantially offset by a decrease in OREO.  At December 31, 2011, the operations covered by the markets of the acquired Abigail Adams’ banks accounted for $47.6 million, or 70.5% of Premier’s non-performing assets.  In 2012, Premier made significant progress in reducing the overall level of the non-performing assets from the operations covered by the markets of the acquired Abigail Adams’ banks.  At December 31, 2012, non-performing assets originating from the acquired Abigail Adams’ banks decreased by $19.1 million to $28.4 million, or 49.7% of Premier’s total non-performing assets.  However, since these assets were recorded at an estimated fair value on the date of acquisition, the amount of credit risk assumed by Premier is not nearly as great as the volume of non-performing assets suggests taken at face value.

New accounting guidance adopted by Premier at the beginning of 2009 does not permit an acquirer to carry over the purchased entity’s allowance for loan losses.  Instead, under the new accounting guidance, all acquired loans are to be recorded at their net estimated fair value.  The estimate of fair value on all loans, but particularly on non-performing assets, included factors for the measurement of credit risk, interest rate risk and re-salability in the most advantageous market for the loans in an orderly transaction between market participants.  These estimates included significant discounts on the non-accrual loans.   These estimates required management's most difficult, subjective and complex judgments and are inherently uncertain.  However, since the estimated fair value of these loans was believed to have been accounted for in the reasonably estimable credit risk in the loans, no allowance for loan losses for these loans was recorded at the date of acquisition.  At September 30, 2009, just prior to Premier’s acquisition, Abigail Adams reported a collective allowance for loan losses of approximately $12.8 million.  In contrast, Premier recorded the estimated fair value of the

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2012

combined loan portfolios at an estimated $25.5 million discount to the contractual amounts receivable on the loans at acquisition.  These discounts, allocated per loan, will be used to offset any charge-offs of the uncollectible portion of the contractual amount due on non-performing assets, or accreted into interest income using a level yield method on performing loans.  Should Premier collect the full contractual amount due, any fair value discount would be recognized as interest income.

The following table illustrates the 2012 and 2011 year-end face value and the discounted net carrying value of the non-performing assets located in the two markets (Washington, DC and Richmond, Virginia) added to Premier’s operations from the acquisition of Abigail Adams.  These markets were the operational territories of the former Adams National Bank in Washington, DC and the former Consolidated Bank and Trust in Richmond, Virginia, both of which were merged into Premier’s wholly owned subsidiary, Boone County Bank, to form Premier Bank on April 9, 2011.  Additional information on loans purchased with evidence of deteriorated credit quality is contained in Note 5 to the consolidated financial statements.

NON-PERFORMING ASSETS AT ACQUIRED SUBSIDIARY BANKS
(Dollars in thousands)
	December 31, 2012		December 31, 2011
	Face Value	Discounted Net Carrying Value	Face Value	Discounted Net Carrying Value
Non-performing Assets
Non-accrual loans	$12,338	$9,874	$37,201	$29,824
Loans 90+ days past due	1,458	1,423	4,087	3,997
Restructured loans	7,871	7,565	4,087	3,997
Other real estate owned	10,152	9,573	10,978	10,622
Total non-performing assets	$31,819	$28,435	$52,266	$44,443

(1) Face value includes reductions for interest payments received on loans while on non-accrual status in accordance with the cost recovery method of accounting for non-accrual loans.

Excluding the non-performing assets at December 31, 2012 from the Abigail Adams acquisition, the $28.8 million of non-performing assets at December 31, 2012 is an increase of $8.8 million over the same measure of non-performing assets at December 31, 2011.  The increase in 2012 is largely due to a $3.4 million increase in non-accrual loans, a $1.9 million increase in accruing loans past due 90 days or more, and a $3.7 million increase in restructured loans.  These increases more than offset a $227,000 decrease in OREO.   Most of Premier’s restructured loans are loans that have been modified to allow the borrower to pay interest only for a limited amount of time.  Although loans may be classified as non-performing, some continue to pay interest irregularly or at less than originally contracted terms. During 2012, approximately $2.7 million of interest income was recognized on non-accrual and restructured loans, including approximately $2.0 million from the recognition of purchase discounts upon loan payoff, while approximately $2.3 million would have been recognized in accordance with their original terms.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2012

Management believes the estimated potential losses related to delinquent loans to be adequately provided for in the allowance for loan losses.  These non-performing assets were included in the analyses that supported the recording of provisions for loan loss during 2010, 2011 and 2012.  As management's efforts to collect on all of the Company’s non-performing assets continue, matured loans are only renewed using Premier's strengthened credit policies. Otherwise, loans may be placed on non-accrual status and foreclosure proceedings begun to obtain and liquidate any collateral securing the past due or matured loans. As previously demonstrated by Premier’s history, management is committed to continuing to reduce its level of non-performing assets and maintaining strong underwriting standards to help maintain a lower level of non-performing assets in the future. Premier's collection efforts at Affiliate Banks in 2003 and 2004 were masked by the high level of non-performing assets at its Farmers Deposit Bank subsidiary, which alone totaled $12.5 million at December 31, 2003. At December 31, 2004, the non-performing assets at Farmers Deposit Bank had declined to $6.8 million, leaving $3.3 million of total non-performing assets at the other Affiliate Banks combined.  By December 31, 2008, total non-performing assets at Farmers Deposit Bank had declined to $1.1 million.  This experience and performance in pursuing the collection of non-performing assets was a factor in management’s decision to pursue the acquisition of Abigail Adams and its high level of non-performing assets.  While the circumstances related to the collection of every non-performing loan are different, with the benefit of the additional capital provided by Premier’s participation in the TARP Capital Purchase Program and the requirement to record the non-performing assets at their estimated fair value at acquisition date, management believes it will be successful in resolving a majority of the non-performing assets acquired from Abigail Adams.

The Loan Summary table presents five years of comparative non-performing asset information. Other than these loans and the impaired loans discussed in Note 5 to the consolidated financial statements, Premier does not have a significant volume of loans where management has serious doubts about the borrowers’ ability to comply with the present repayment terms of the loan.

It is Premier's policy to place loans that are past due over 90 days on non-accrual status, unless the loans are adequately secured and in the process of collection. Premier has $5.2 million of construction and land development loans on non-accrual status at December 31, 2012 whereby additional funds may be needed by the borrower to complete the project.  For real estate loans, upon repossession, the balance of the loan is transferred to "Other Real Estate Owned" (OREO) and carried at the lower of the outstanding loan balance or the fair value of the property based on current appraisals and other current market trends, less estimated disposal costs. If a writedown of the OREO property is necessary at the time of foreclosure, the amount is charged against the allowance for loan losses. A periodic review of the recorded property value is performed in conjunction with normal loan reviews, and if market conditions indicate that the recorded value exceeds the fair market value less estimated disposal costs, additional writedowns of the property value are charged directly to operations.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2012

During 2012, Premier recorded $1.4 million of writedowns of OREO properties that were partially offset by $453,000 of gains on the disposition of OREO properties, resulting in a net expense in 2012 of $958,000.  This expense compares to $624,000 of OREO writedowns in 2011 which were more than offset by $1.0 million of gains on the disposition of OREO properties, resulting in a $394,000 net reduction in operating expense.  During 2010, Premier realized $516,000 net reduction in operation expense as $36,000 of OREO writedowns were more than offset by $552,000 of gains on the disposition of OREO.  The gains realized in 2012 are largely due to sales of OREO properties acquired via the Abigail Adams acquisition.  Real estate values in and around Washington, DC have improved in 2012 compared to 2009 when Abigail Adams was acquired.  The writedowns on OREO that were recorded in 2012 were largely due to two repossessed construction projects where the costs incurred to complete the projects have exceeded original estimates and the properties were adjusted to net realizable value.  The net gains realized in 2011 are largely due to sales of OREO properties acquired via the Abigail Adams acquisition.  Real estate values in and around Washington, DC improved in 2010 and 2011 compared to 2009.  Furthermore, Premier spent funds on repairing or completing certain OREO properties prior to their sale, improving the properties’ salability and market value.  Similar to 2011, the net gains realized in 2010 are largely due to sales of OREO properties acquired via the Abigail Adams acquisition which had improved values at the time of sale, or were properties where Premier spent funds on repairing or completing certain properties prior to their sale.

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
December 31, 2012

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

The sum of the calculations and estimations of the risk of loss in the loan portfolio is compared to the recorded balance of the allowance for loan losses. If the total allowance is deemed to be inadequate, a charge to earnings is recorded to increase the allowance.  In 2012, Premier recorded $4,260,000 of provision for loan losses compared to $3,630,000 of provision for loan losses in 2011 and $3,297,000 of provision for loan losses in 2010.  Conversely, should an evaluation of the allowance result in a lower estimate of the risk of loss in the loan portfolio and the allowance is deemed to be more than adequate, a reversal of previous charges to earnings ("a negative provision") may be warranted in the current period. Events that may lead to negative provisions include greater than anticipated recoveries, a reduction in the historical loss ratios, securing more collateral on an impaired loan during the collection process, or receiving payment in full on an impaired loan.

At December 31, 2012, the allowance for loan losses was $11.5 million, or 1.63% of total year-end loans, compared to an allowance for loan losses of $9.8 million, or 1.42% of total loans at December 31, 2011.  Although total loans outstanding increased by $13.7 million in 2012, the increase in the ratio to 1.63% was largely due to the $4.3 million of provision for loan losses in 2012 exceeding the $2.6 million of net charge-offs, adding $1.7 million to the allowance for loan losses at year-end.  The percentage increase in the allowance for loan losses exceed the percentage increase in loans outstanding resulting in the higher ratio at December 31, 2012.  The increase in the level of provision expense in 2012 was largely due to increases in specific reserves on loans already identified as impaired and also due to specific reserves on loans newly identified as impaired during 2012.

At December 31, 2011, the allowance for loan losses was $9.8 million, or 1.42% of total year-end loans, compared to an allowance for loan losses of $9.9 million, or 1.36% of total loans at December 31, 2010.  The increase in the ratio of the allowance to total loans in 2011 was largely the result of a $35.0 million decrease in total loans at December 31, 2011.  The $3.6 million of provision for loan losses in 2011 was slightly offset by $3.7 million of net charge-offs

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2012

recorded in 2011, reducing the allowance by approximately $70,000.  The increase in the level of provision expense during 2011 was largely to provide for a calculated increase in exposure to credit risk related to one borrowing relationship in Premier’s Kentucky market identified during the second quarter.  The loan was eventually charged-off in the fourth quarter of 2011.  While Premier is continuing to pursue available collection remedies, management determined that the borrowing relationship should be charged-off in accordance with the Company’s loan policies and procedures.

At December 31, 2010, the allowance for loan losses was $9.9 million, or 1.36% of total year-end loans, compared to an allowance for loan losses of $7.6 million, or 1.08% of total loans at December 31, 2009.  The increase in the ratio of the allowance to total loans in 2010 was the result of $3.3 million of additional provisions for loan losses exceeding the $1.0 million of net charge-offs.  The additional provisions for loan losses recorded in 2010 were largely due to $2.2 million of provisions recorded for loans acquired from Abigail Adams as loans were reanalyzed for impairment throughout the year.  The remaining banks recorded a collective provision for loan losses of $1.1 million in 2010, which is similar to the provision recorded by these banks in 2009.  A summary of the allowance for loan losses allocated by loan type is presented in the Loan Summary Table above.

The following table provides a more detailed history of the allowance for loan losses, illustrating charge-offs and recoveries by loan type, and the annual provision for loan losses over the past five years.  Since 2008, the deterioration in the national economy and its impact on the local economy in its markets has resulted in increases in past due loans and non-performing assets for Premier.  As the deterioration in the national economy and its impact on Premier’s local economies has continued through 2012, some of the increases in past due loans and non-performing assets in prior years became charged-off loans.  Additional provisions for loan losses were recorded in 2009 as the estimated credit risk in the remaining loan portfolio was evaluated.  The level of additional provisions increased in 2010 to provide for estimated loan impairment, primarily as additional loans from the acquisition of Abigail Adams were downgraded and analyzed for impairment.  The increase in the level of provision expense during 2011 was largely to provide for a calculated increase in exposure to credit risk related to one borrowing relationship in Premier’s Kentucky market identified during the second quarter.  In 2012, the increase in the level of provision expense was largely due to increases in specific reserves on loans already identified as impaired and also due to specific reserves on loans newly identified as impaired during 2012.  Additional details on the activity in the allowance for loan losses as well as past due and non-performing loans, including loans individually evaluated for impairment, is contained in Note 5 to the consolidated financial statements.

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

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2012

having significant credit risk.  Premier continually evaluates the adequacy of its allowance for loan losses, and changes in the provision are based on the estimated probable incurred losses in the loan portfolio.

SUMMARY OF LOAN LOSS EXPERIENCE
(Dollars in thousands)
	For the Year Ended December 31
	2012		2011		2010		2009		2008
Allowance for loan losses beginning of period	$9,795		$9,865		$7,569		$8,544		$6,497
Amounts charged off:
Commercial, financial and agricultural loans	1,485		227		466		777		547
Real estate construction loans	380		2,747		59		37		0
Real estate loans – other	1,061		900		635		1,171		369
Consumer installment loans	227		152		313		452		316
Total charge-offs	3,153		4,026		1,473		2,437		1,232

Recoveries on amounts previously charged-off:
Commercial, financial and agricultural loans	126		121		131		82		113
Real estate construction loans	-		1		40		-		33
Real estate loans – other	359		116		131		208		459
Consumer installment loans	101		88		170		120		227
Total recoveries	586		326		472		410		832

Net charge-offs	2,567		3,700		1,001		2,027		400
Balance of acquired subsidiaries	-		-		-		-		2,300
Provision for loan losses	4,260		3,630		3,297		1,052		147

Allowance for loan losses, end of period	$11,488		$9,795		$9,865		$7,569		$8,544

Average total loans	$682,957		$704,566		$702,194		$526,473		$417,065
Total loans at year-end	704,625		690,923		725,964		699,133		467,111

As a percent of average loans
Net charge-offs	0.38%		0.53%		0.14%		0.39%		0.10%
Provision for loan losses	0.62%		0.52%		0.47%		0.20%		0.04%
Allowance for loan losses	1.68%		1.39%		1.40%		1.44%		2.05%

As a percent of total loans at year-end
Allowance for loan losses	1.63%		1.42%		1.36%		1.08%		1.83%

As a multiple of net charge-offs
Allowance for loan losses	4.48	X	2.65	X	9.86	X	3.73	X	21.36	X
Income before tax and provision for loan losses	7.89	X	3.95	X	16.27	X	6.46	X	28.66	X

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2012

Net charge-offs in 2012 totaled $2.6 million, as $3.2 million of loans charged-off were partially offset by $0.6 million of recoveries of loans previously charged-off.  Net charge-offs in 2011 totaled $3.7 million, as $4.0 million of loans charged-off were partially offset by $0.3 million of recoveries of loans previously charged-off.  Net charge-offs in 2010 totaled $1.0 million, as $1.5 million of loans charged-off were partially offset by $0.5 million of recoveries of loans previously charged-off.

In 2012, total charge-offs decreased by $873,000 to $3.2 million, or 0.46% of average total loans.  While charge-offs of commercial loans increased by $1.3 million in 2012, real estate construction and land development loan charge-offs decreased by $2.4 million, largely due to the charge-off of a real estate construction and land development loan related to one borrowing relationship in Premier’s Kentucky market in 2011.  Otherwise, charge-offs of both real estate secured loans and consumer installment loans increased slightly in 2012 compared to 2011.  In 2011, total charge-offs increased by $2.5 million to $4.0 million, or 0.57% of average total loans, largely due to the charge-off the real estate construction and land development loan related to one borrowing relationship in Premier’s Kentucky market.  Otherwise, Premier realized reduced levels of charge-offs in commercial and consumer loans in 2011.  These decreases were partially offset by an increase in the level of charge-off of loans secured by real estate.  In 2010, total charge-offs decreased by $1.0 million to $1.5 million, or 0.21% of average total loans, as Premier realized reduced levels of charge-offs in commercial, consumer and real-estate secured loans.  In 2012, total charge-offs on the loans acquired from Abigail Adams amounted to $1.1 million compared to $444,000 in 2011 and $196,000 in 2010.  The charge-offs in 2010 were substantially offset by $117,000 of recoveries on loans during the year, while $119,000 of recoveries were recorded on the Abigail Adams portfolio in 2011 and only $21,000 of recoveries were recorded in 2012.

Although management believes it has identified the significant remaining credit risk in the loan portfolio, additional charge-offs may be recorded in the coming months due to the level of non-performing loans and the resolution of collection efforts on those loans. Premier continues to make a significant effort to reduce its past due and non-performing loans by reviewing loan files, using the courts to bring borrowers current with the terms of their loan agreements and/or the foreclosure and sale of OREO properties.  As in the past, when these plans are executed, Premier may experience increases in non-performing loans and non-performing assets. Furthermore, any resulting increases in loans placed on non-accrual status will have a negative impact on future loan interest income.  Also, as these plans are executed, other loans may be identified that would necessitate additional charge-offs and potentially additional provisions for loan losses.  Premier continues to monitor and evaluate the impact that national housing market price declines may have on its local markets and collateral valuations as management evaluates the adequacy of the allowance for loan losses.  While some price deterioration is expected, it is not currently anticipated that Premier’s markets will be impacted as severely as other areas of the country due to the historically modest increases in real estate values in the Company’s markets in West Virginia, Ohio and Kentucky. With the concentrations of commercial real estate loans acquired in the Washington, DC and Richmond, Virginia markets, fluctuations in commercial real estate values will also be monitored.  In 2010, 2011 and again in 2012, Premier sold some OREO properties at a

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2012

gain, which may indicate stabilization in commercial real estate values.  These factors are considered in determining the adequacy of the allowance for loan losses.

The following table presents the maturity distribution and interest sensitivity of selected loan categories at December 31, 2012.  Maturities are based upon contractual terms.

LOAN MATURITIES and INTEREST SENSITIVITY
December 31, 2012
(Dollars in thousands)

	Projected Maturities*
	One Year or Less	One Through Five Years	Over Five Years	Total
Commercial, secured by real estate	$153,951	$153,020	$7,227	$314,198
Commercial, other	46,352	37,038	1,040	84,430
Real estate construction	37,227	13,195	2,284	52,706
Agricultural	691	1,733	142	2,566
Total	$238,221	$204,986	$10,693	$453,900

Fixed rate loans	$73,019	$124,324	$6,189	$203,532
Floating rate loans	165,202	80,662	4,504	250,368
Total	$238,221	$204,986	$10,693	$453,900

Fixed rate loans projected to mature after one year				$130,513
Floating rate loans projected to mature after one year				85,166
Total				$215,679

(*) Based on scheduled or approximate repayments

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2012

Investment Portfolio and
Other Earning Assets

Investment securities averaged $301.4 million in 2012, up $12.8 million, or 4.4%, from the $288.6 million averaged in 2011.  This increase follows a $38.6 million, or 15.4%, increase in 2011 from the $250.0 million averaged in 2010.  The increase during 2012 is largely attributable to weak loan demand.  During 2012, as loan payments and payoffs exceeded the demand for new loans, some of the proceeds from the loan payments were invested in investment securities.  This was especially true during the first half of 2012.  Likewise, the increase during 2011 is largely attributable to the growth in funding from non-interest bearing deposits coupled with weak loan demand.  Also contributing to the increase in average investments in 2012 was the use of lower-yielding, interest bearing bank balances and federal funds sold to purchase investment securities.  Investment securities are highly liquid and generally have a greater yield than interest bearing bank balances or federal funds sold.  However their longer investment term generally results in greater interest rate risk over other short-term investments.

This was believed to be especially true in 2012 and 2011, as management continued to invest based on a belief that market interest rates were at their lowest level and that buying longer-term investments would have the effect of locking-in these lowest interest rates over the life of the investments.  Due to the low interest rate environment during 2010 and continuing throughout 2012, issuers of investment securities were routinely invoking call features within their securities and reissuing new bonds at lower coupon rates.  During 2010, $276.7 million of Premier’s investment securities were either called or matured compared to $149.2 million during 2009.  To offset some of the effects of interest rate risk in the investment portfolio, Premier purchased collateralized mortgage obligations (“CMO’s”) issued by the Government National Mortgage Association (“GNMA”), also known as “Ginnie Mae”.  These CMO’s are similar to U.S. Treasury bonds in that they are backed by the full faith and credit of the United States Government, but unlike U.S. Treasury bonds, return a portion of the principal each month coinciding with the monthly principal payments made by mortgage borrowers collateralizing the securities.  It is the monthly return of principal that will allow Premier to take advantage of any rise in market interest rates by investing the principal payments in future higher-yielding securities long before the final maturity date of the CMO.  An added feature of these GNMA CMO’s is that the securities are not subject to early call provisions.  Only the mortgagees’ prepayment of their underlying mortgages can accelerate the principal reduction on the investment security.  Thus, the purchase yield is not as susceptible to downward interest rate risks as investment securities with call features. This benefit is illustrated by the lower amount of Premier’s securities that were either called or matured in 2012 and 2011.  During 2012, $67.3 million of investments were called or matured (including principal payments on CMO’s and mortgage backed securities) and during 2011, $107.1 million of investments were called or matured compared to $276.7 million during 2010.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2012

At December 31, 2012 the amount of investments totaled $284.0 million, up $5.5 million or 2.0% from the $278.5 million of investments at December 31, 2011.  The increase in investments is largely due to the utilization of Premier’s more liquid yet lower yielding interest bearing bank balances and federal funds sold, both of which have decreased since December 31, 2011.  The increase in 2012 follows a $22.0 million, or 8.6% increase in 2011 from the balance of investments at December 31, 2010.  The increase in investments in 2011 is largely due to additional funds from loan payments and payoffs exceeding the demand for new loans.  Much of these funds were reinvested in investment securities rather than held in interest-bearing bank balances.

The following table presents the carrying values of investment securities.

FAIR VALUE OF SECURITIES AVAILABLE FOR SALE
(Dollars in thousands)
	As of December 31
	2012	2011	2010

U.S. government sponsored entity securities	$22,244	$18,141	$52,427
States and political subdivisions	7,860	9,650	10,306
Mortgage-backed securities issued by government sponsored entities	249,947	245,993	187,504
Corporate securities	3,924	4,695	6,283
Total securities	$283,975	$278,479	$256,520

As sources of funds (deposits, federal funds purchased, and repurchase agreements with corporate customers) fluctuate, excess funds are initially invested in federal funds sold and other short-term investments. Based upon analyses of asset/liability repricing, interest rate forecasts, and liquidity requirements, funds are periodically reinvested in high-quality debt securities, which typically mature over a longer period of time. At the time of purchase, management determines whether the securities will be classified as trading, available-for-sale, or held-to-maturity. At December 31, 2012 all of Premier's investments were classified as available-for-sale and carried at fair value.

As shown in the following Securities Maturity and Yield Analysis table, the average maturity period of the securities available-for-sale at December 31, 2012 was 3 years and 1 month. The table uses a weighted estimated average life method to report the average maturity of mortgage-backed securities, which includes the estimated effect of monthly payments and prepayments. The average maturity of the investment portfolio is managed at a level to maintain a proper matching with interest rate risk guidelines. Premier does not have any securities classified as trading or held-to-maturity and it has no plans to establish such classifications at the present time. Other information regarding investment securities may be found in the following table and in Note 4 to the consolidated financial statements.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2012

SECURITIES MATURITY AND YIELD ANALYSIS
December 31, 2012
(Dollars in thousands)
	Market Value	Average Maturity (yrs/mos)	Taxable Equivalent Yield*
U.S. government sponsored entity securities
After one but within five years	$14,169		1.33%
After five but within ten years	8,075		1.76
Total U.S. government sponsored entity securities	$22,244	5/0	1.49

States and political subdivisions
Within one year	158		4.53
After one but within five years	5,948		4.66
After five but within ten years	1,754		3.80
Total states and political subdivisions securities	$7,860	4/0	4.46

Mortgage-backed securities**
Within one year	1,977		3.03
After one but within five years	247,902		2.64
After five but within ten years	38		1.72
After ten years	30		2.25
Total mortgage-backed securities	$249,947	2/8	2.65

Other securities
Within one year	524		4.47
Over ten years	1,824		10.69
Total other securities	$2,348	27/7	9.30

Corporate preferred securities	1,576	n/a	10.80

Total securities available-for-sale	$283,975	3/1	2.71

(*) Fully tax-equivalent using the rate of 34%
(**) Maturities for mortgage-backed securities are based on expected average life

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2012

Premier’s average investment in federal funds sold and interest bearing bank balances decreased 19.9% in 2012 compared to 2011.  This decrease follows a 13.2% decrease in 2011.  Averaging $57.9 million in 2012, federal funds sold and interest bearing bank balances decreased $14.4 million from the $72.2 million in 2011.  The decrease in 2012 reflects the utilization of some of these funds to repay Premier’s $10.1 million of FHLB debt upon maturity in 2012, to purchase additional investment securities and satisfy deposit withdrawals.  The decrease in 2011 reflects the migration of some of Premier’s most highly liquid yet lowest yielding assets into higher yielding investment securities.  As shown in the Consolidated Average Balance Sheets and Net Interest Income Analysis above, on average, the yield on federal funds sold dropped to 0.05% in 2010 and 2011 and rose slightly to 0.06% in 2012 in accordance with the Federal Reserve’s Board of Governors’ policy to maintain the federal funds rate between 0.00% and 0.25%.  To obtain higher yields on its most highly liquid funds, in 2009 Premier began shifting some of its federal funds sold to certificates of deposits with other banks and other interest-bearing bank balances, primarily with the Federal Reserve Bank, which yielded, on average, 0.38% in 2009 and 0.26% in 2010.  This practice continued in 2011 and 2012 as the yield on interest bearing bank balances averaged 0.28% in 2011 and 0.30% in 2012, far exceeding the yield on average federal funds sold.

The average balance of federal funds sold decreased by $3.9 million in 2012 to $11.3 million, while average interest bearing bank balances decreased by $10.4 million in 2012 to $46.6 million.  The majority of these interest bearing bank balances are held at Federal Reserve Banks.  Yields on federal funds sold rise and fall in direct correlation with interest rate changes made by the Federal Reserve Board in establishing national economic policy.  Investment security yields are based on a number of pricing factors, including but not limited to coupon rate, time to maturity and issuer credit quality.  Fluctuations in the amount of federal funds sold and other short-term investments reflect management's goal to maximize asset yields while maintaining proper asset/liability structure, as discussed in greater detail above and in other sections of this report.

Funding Sources
In response to the Federal Reserve policy to reduce market interest rates by lowering the targeted federal funds rate, in 2008 Premier began cutting its rates paid on its interest bearing deposits.  This change follows a three-year period during which Premier was raising the rates paid on its interest bearing deposits in response to the increase in market interest rates.  As a result, the average rate paid on interest-bearing liabilities decreased to 0.82% in 2012, down from the 1.03% paid in 2011, and the 1.21% paid in 2010.  The 21 basis point decrease in 2012 was primarily the result of a 24 basis point decrease in the average rate paid on certificates of deposits and other time deposits, which made up 48.1% of the total average interest bearing liabilities in 2012.  Other rate decreases on deposits in 2012 include a 9 basis point decrease on savings deposits and a 5 basis point decrease on NOW and money market accounts.  Similarly, in 2012, Premier decreased the rate paid on its short-term borrowings, primarily repurchase agreements with deposit customers, by 21 basis points.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2012

The 18 basis point decrease in the average rate paid on interest bearing liabilities in 2011 was primarily the result of a 36 basis point decrease in the average rate paid on certificates of deposit and other time deposits, which made up 50.7% of the total average interest bearing liabilities in 2011.  Other rate decreases on deposits in 2011 include a 2 basis point decrease on savings deposits while the rate on NOW and money market accounts remained unchanged in 2011 from 2010.  Likewise, in 2010, Premier decreased the rate paid on its short-term borrowings, primarily repurchase agreements with deposit customers, by 6 basis points.

The Company’s FHLB advances were fixed rate borrowings and thus yields increase or decrease usually as a result of payments and maturities.  In the first half of 2010, $4.0 million of Premier’s highest rate FHLB advances, averaging 6.45%, matured, lowering the average rate paid on its long-term FHLB advances, in 2010 and 2011.  As a result, the average rate paid on FHLB advances decreased by 171 basis points in 2010 to 2.51% and decreased another 66 basis points in 2011 to 1.85%.  In 2012, all remaining FHLB advances were repaid at maturity.  The effect was an increase in the average rate paid to 2.19%.

Countering the trend of lower rates paid on interest-bearing liabilities in 2011 was the average rate paid on other borrowings, which increased 33 basis points to 4.45% in 2011.  The average rate paid on other borrowings decreased only slightly to 4.43% in 2012.  Increasing the overall rate paid on other borrowings was the $11.3 million borrowed from the Bankers’ Bank of Kentucky (“Bankers’ Bank”) on September 8, 2010.  The new borrowing has a minimum interest rate of 4.50%.  The proceeds were used to refinance $5.3 million of existing debt with the Bankers’ Bank and to inject $6.0 million of capital into Premier’s subsidiary bank, Citizens Deposit Bank, to facilitate the bank’s purchase of four branches from Integra Bank.  The effect of this new borrowing was to increase the average rate paid in 2011 to 4.45%.  At the end of 2009, Premier converted its largest dollar borrowing at the time, the $10.0 million owed to First Guaranty Bank, to a fixed rate of interest of 3.96% through its remaining maturity date on April 30, 2013.  The fixed rate was slightly higher than the variable rate paid on the borrowing, but as a fixed rate, the interest rate would not increase until maturity.  As Premier reduced the principal on the higher rate Banker’s Bank borrowing at a faster rate than the borrowing from First Guaranty Bank, the average rate paid on other borrowings decreased in 2012 by 2 basis points.

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

Premier’s deposits, on average, decreased by $20.3 million, or 2.1%, in 2012 following a $31.0 million or 3.3% increase in 2011 from 2010 average deposits.  The decrease in 2012 average deposits is partially due to the full year impact of the withdrawal of $37.6 million of funds by the District of Columbia government reported in the second quarter of 2011.  Local government

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2012

deposits are typically volatile deposits, as local governments routinely seek higher returns on their deposit accounts.  Average non-interest bearing deposits decreased by $12.2 million, or 5.8%, in 2012.  Another factor in Premier’s decrease in average total deposits in 2012 was the continuing decrease in rates paid on certificates of deposit.  Customers shopping for higher yielding certificates of deposit withdrew their funds upon maturity, while other customers deposited their maturing certificate of deposit funds in interest bearing transaction accounts keeping their funds readily available rather than investing in a new certificate of deposit over a longer time frame.  In 2012, average certificates of deposit and other time deposits decreased by 7.8%, or $31.8 million, to $378.4 million.  Partially offsetting this decrease, average money market and other interest bearing transaction oriented deposits increased by 8.0%, or $18.4 million, in 2012 while average savings deposits increased by 4.7%, or $5.4 million.  The combined decrease in average interest bearing deposit balances in 2012 was 1.1%, or $8.1 million.

The increase in 2011 average deposits is primarily attributable to the full year impact of the $74.1 million of deposits assumed via the Branch Purchase in September 2010.  This increase in deposits more than offset the withdrawal of $37.6 million of funds by the District of Columbia government reported in the second quarter of 2011.  In 2011, average money market and other interest bearing transaction oriented deposits decreased by $14.8 million, or 6.1%, while average savings deposits increased by $14.1 million, or 14.0% and average non-interest bearing deposits increased by $30.7 million, or 17.2%.  In 2011, average certificates of deposit and other time deposits remained relatively unchanged, increasing by only 0.2% or $1.0 million, to $410.2 million.  In 2011, average non-interest bearing deposits totaled $209.2 million, a $30.7 million or 17.2% increase from the average in 2010.  The increase in 2011 includes the benefit of the full year inclusion of the non-interest bearing deposits assumed from the Branch Purchase in September 2010 as well as increases recorded at each of the affiliate banks.  Since no interest is paid on these deposits, an increase in non-interest bearing deposits helps to increase Premier's net interest margin and its profitability. Non-interest bearing deposits are more susceptible to withdrawal and therefore may provide challenges to maintaining adequate liquidity. (See the additional discussion on liquidity below.)  Most customers are still keeping their maturity choices short in order to take advantage of possible higher interest rates in the future.  While offering some “special” certificate of deposit rates to remain competitive, Premier continues to focus on building its base of customer relationships by offering more convenient electronic banking products to its non-interest bearing deposit customers.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2012

The following table provides information on the maturities of time deposits of $100,000 or more at December 31, 2012.

MATURITY OF TIME DEPOSITS $100,000 OR MORE
December 31, 2012
(Dollars in thousands)
Maturing 3 months or less	$16,818
Maturing over 3 months	28,181
Maturing over 6 months	38,058
Maturing over 12 months	63,141
Total	$146,198

Other funding sources for Premier include short and long-term borrowings. Premier's short-term borrowings primarily consist of securities sold under agreements to repurchase with commercial, public entity and tax exempt organization customers.  These are short-term non-FDIC insured deposit-like products that are secured by the pledging of investment securities in Premier’s investment portfolio or by purchasing insurance through the Federal Home Loan Bank (FHLB).  Also included in short-term borrowings are federal funds purchased from other banks and overnight borrowings from the FHLB or the Federal Reserve Bank (FRB) discount window. These short-term borrowings fluctuate depending on near term funding needs and as part of Premier's management of its asset/liability mix.  In 2012 average short-term borrowings decreased by $3.8 million or 15.1% as the migration of public fund repurchase agreements to interest-bearing transaction deposit accounts in Premier’s Ohio more than offset the increase in repurchase agreements in its DC Metro market.  In 2011, average short-term borrowings increased by $0.7 million or 2.7% as increases in repurchase agreements in Premier’s Kentucky markets more than offset decreases in repurchase agreements in its DC Metro market.

Long-term borrowings consist of FHLB borrowings by Premier’s Affiliate Banks and other borrowings by the parent holding company.  FHLB borrowings, on average, decreased by $8.4 million, or 81.8%, in 2012 as Premier repaid all outstanding FHLB borrowings upon maturity in 2012.  FHLB borrowings, on average, decreased by $1.9 million, or 15.5%, in 2011 largely the result of the full year impact of $4.0 million of FHLB borrowings that matured in May 2010 and were repaid out of excess liquid assets.  Premier uses fixed rate FHLB advances from time-to-time to fund certain residential and commercial loans as well to maximize investment opportunities as part of its interest rate risk management.  At December 31, 2012, all FHLB advances have been repaid.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2012

In 2006, Premier refinanced the remaining $15.7 million of its 9.75% Junior Subordinated Deferrable Interest Debentures ("Subordinated Debentures") that were due in 2027. The refinancing was accomplished using two separate bank borrowings at the parent company and $2.2 million of cash held by the parent in its subsidiary banks.

On January 31, 2006, Premier borrowed $7.0 million from First Guaranty Bank in Hammond, Louisiana.  On April 30, 2008, Premier refinanced the remaining $2.6 million of this note and borrowed an additional $9.0 million which was used to fund the cash needed to purchase Traders Bankshares, Inc in 2008.  The $11.6 million note, dated April 30, 2008, bore interest floating daily at the “Wall Street Journal” prime rate (the “Index”) minus 1.00% and required 59 monthly principal payments of $50,000 and one final payment of $8.6 million due at maturity on April 30, 2013.  If the Index fell between 5.00% and 6.00%, the interest on the note was 5.00%.  If the Index fell below 5.00%, then the interest on the note would float with the Index.  On December 31, 2009, Premier converted the borrowing to a fixed rate of interest of 3.96% per annum through its remaining maturity date on April 30, 2013.  The note is secured by a pledge of 25% of Premier’s interest in Premier Bank (a wholly owned subsidiary) under Commercial Pledge Agreement modified on May 3, 2011.

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

On September 8, 2010, the Company executed and delivered to Bankers’ Bank a Term Note and Business Loan Agreement dated September 8, 2010 in the principal amount of $11.3 million, bearing interest floating daily at the “JP Morgan Chase” prime rate with a minimum rate of 4.50% (initially 4.50%) and requiring 120 monthly principal payments of $94,167 plus interest.  The proceeds of this note were used to pay off the remaining $2.9 million balance on Premier’s $6.5 million Term Note with the Bankers’ Bank, pay off the $2.4 million balance on Premier’s $4.3 million Line of Credit with the Bankers’ Bank and provide a $6.0 million capital injection into Citizens Deposit Bank and Trust (“Citizens”), Premier’s wholly owned subsidiary, to facilitate Citizens’ purchase of four branches from Integra Bank.  The note is secured by a pledge of Premier’s 100% interest in Citizens, a wholly owned subsidiary of Premier, under a Stock Pledge and Security Agreement modified on August 16, 2012.  With execution of this note, the right to draw funds under the $4.3 million line of credit with Bankers’ Bank was terminated.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2012

In 2012 and 2011, Premier made all scheduled principal and interest payments on both notes as well as limited prepayments on the borrowing from First Guaranty Bank and the September 8, 2010 borrowing from Bankers’ Bank. For more information on other borrowings, see Note 11 to the consolidated financial statements.

On May 13, 2010, Premier entered into a six-year data processing agreement with Fidelity Information Systems (“FIS”).  The agreement covers Premier’s core data processing, item processing, internet banking services, network services, customer authentication services and electronic funds transfer services and began in November 2011 upon the expiration of Premier’s contracts with its previous providers.  Premier and FIS scheduled individual bank conversions beginning in May 2011 and continued throughout the third quarter of 2011.  Based upon the average billings for services rendered during the last three months of 2012, the estimated payments to FIS for these services under existing contracts will be approximately $2.1 million per year beginning in 2013. Actual results may vary depending upon the number and type of accounts actually processed and future customer activity.

The Washington Division main office and branch locations of Premier Bank in and around the Washington DC metro area are all leased under various non-cancelable operating leases. These non-cancelable operating leases are subject to renewal options under various terms. Some leases provide for periodic rate adjustments based on cost-of-living index changes.  The leases have terms ranging from 2013 through 2018.  Future minimum payments under the operating leases are included in the table below.

PAYMENTS DUE ON CONTRACTUAL OBLIGATIONS
December 31, 2012
(Dollars in thousands)

	Total	Less than one year	1-3 years	3-5 years	More than five years

Other borrowed funds	$16,049	$8,579	$2,260	$2,260	$2,950
Operating lease obligations	3,749	952	1,398	1,292	107
Data and item processing contracts*	9,804	2,064	4,128	3,612	-
Total	$29,602	$11,595	$7,786	$7,164	$3,057

* Data and item processing contractual obligations are estimated using the average billing for the last three months of 2012.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2012

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

The earnings simulation model uses assumptions, maturity patterns, and reinvestment rates provided by Premier and forecasts the effect of instantaneous movements in interest rates from 100 (1.00%) and 400 (4.00%) basis points, but never below zero.  The most recent earnings simulation model projects that net interest income would increase by approximately 0.4% over the projected stable rate net interest income if interest rates rise by 100 basis points over the next year. Conversely, the simulation projects an approximate 0.8% decrease in net interest income if interest rates fall by 100 basis points over the next year. Within the same time frame, but assuming a 200 basis point movement in interest rates, the simulation projects that net interest income would increase by 2.7% over the projected stable rate net interest income in a rising rate scenario and would decrease by 1.9% in a falling rate scenario. Under both the 100 and 200 basis point simulations, the percentage changes in net interest income are within Premier's ALCO guidelines.

The model simulation calculations of present value have certain acceptable shortcomings. The discount rates and prepayment assumptions utilized are based on estimated market interest rate levels for similar loans and securities nationwide as well as actual results for Premier. The unique characteristics of Premier's loans and securities may not necessarily parallel those assumed in the model simulations, and therefore, actual results could likely result in different discount rates, prepayment experiences and present values. The discount rates used for deposits and borrowings are based upon available alternative types and sources of funds which may not necessarily be indicative of the present value of Premier's deposits and borrowings. Premier's deposits have customer relationship advantages that are difficult to simulate. A higher or lower interest rate environment will most likely result in different investment and borrowing strategies by Premier which would be designed to further mitigate any negative effects on the value of, and the net interest earnings generated on Premier's net assets.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2012

The following table presents summary information about the simulation model's interest rate risk measures and results.

	Year-end 2012	Year-end 2011	ALCO Guidelines

Projected 1-year net interest income
-100 bp change vs. base rate	-0.8%	-0.2%	5%
+100 bp change vs. base rate	0.4%	1.4%	5%
Projected 1-year net interest income
-200 bp change vs. base rate	-1.9%	-2.4%	10%
+200 bp change vs. base rate	2.7%	3.5%	10%

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

Premier generated $17.2 million of cash from operations in 2012, which compares to $14.4 million in 2011 and $14.6 million in 2010.  Total cash from operations along with proceeds from the sale and maturity of securities and the repayment of loans were used to purchase securities, satisfy deposit withdrawals, fund new loans and reduce outstanding debt during all three years.  In 2010, $20.0 million of additional cash was generated from investing activities, largely from the net repayment of loans during the year, proceeds from the sale of OREO and cash received via the Branch Purchase exceeding additional investments purchased.  In 2011, $18.4 million of additional cash was generated from investing activities, largely from the net repayment of loans during the year, proceeds from the sale of OREO and cash received from the redemption of FRB stock exceeding additional investments purchased.  In 2012, Premier used $14.4 million of cash in its investing activities primarily to fund new loans and purchase securities, activities that were partially offset by cash proceeds from the sale of OREO and cash received from the maturity and sale of securities.

In 2012, Premier used a portion of its cash and cash equivalents held at the end of 2011 to repay its $10.0 million of FHLB advances at maturity.  A portion of the funds used to repay the FHLB advances at maturity came from an increase in deposit balances and an increase in customer repurchase agreements during the year.  Also in 2012, Premier used funds to make $2.1 million of principal payments on other borrowings, pay $1.7 million of common stock dividends, and pay $984,000 of preferred stock dividends.  Finally, during 2012, Premier repurchased 10,252 shares of its Series A Preferred Stock during a dutch auction conducted by the U.S. Treasury in July 2012.  The shares were repurchased for $9.2 million, a discount to the face value, preserving over $1.0 of cash and $905,000 of capital at the Company.  In 2011,

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2012

Premier used the $14.4 million of cash from operations, the $18.4 million of additional cash generated from investing activities and a portion of the cash and cash equivalents held at the end of 2010 to satisfy $59.8 million of deposit withdrawals, $6.4 million in decreases in repurchase agreements, pay $4.6 million in principal on FHLB and other borrowings and fund $1.4 million of preferred stock dividends.  In addition to the $14.6 million of cash from operations in 2010, Premier generated $3.0 million in additional cash from financing activities, primarily from the $2.4 million borrowed from the FHLB on an overnight basis and an increase in customer repurchase agreements. Premier also borrowed $11.3 million in 2010.  Some of these funds were used to satisfy deposit withdrawals, pay dividends to shareholders and make principal payments on borrowings.  Details on the sources and uses of cash can be found in the Consolidated Statements of Cash Flows in the consolidated financial statements.

At December 31, 2012, the parent company had $6.1 million in cash held with its subsidiary banks.  This balance, along with cash dividends expected to be received from its subsidiaries, is sufficient to cover the operating costs of the parent, service its existing debt and pay dividends to common and preferred shareholders.  During 2012, the parent company generated $12.3 million of cash from operations and received $192,000 from the exercise of employee stock options.  The proceeds were used to pay $2.1 million in principal payments on long-term borrowings, fund $984,000 of dividends paid on the Series A Preferred Stock, fund $1.7 million of dividends paid to common shareholders, and make additional fixed asset purchases.  Premier also used $9.2 million to repurchase 10,252 shares of its Series A Preferred Stock during a dutch auction conducted by the U.S. Treasury in July 2012.  The shares were repurchased at a discount to the face value, preserving over $1.0 of cash and $905,000 of capital at the parent company.  During 2011, the parent company generated $5.1 million of cash from operations and received $0.4 million from the cash balances of subsidiaries merged into the parent during the year.  The proceeds were used to pay $2.0 million in principal payments on long-term borrowings, fund $1.4 million of dividends paid on the Series A Preferred Stock, and make additional fixed asset purchases, primarily in information technology equipment related to the conversion to FIS.  During 2010, the parent company generated $4.8 million of cash from operations and borrowed an additional $11.3 million.  The proceeds were used to pay off existing debt and make additional capital investments in Premier’s subsidiaries to strengthen the subsidiaries’ balance sheets and capital ratios.  Operating cash was also used to pay $2.9 million in dividends to shareholders.  Additional information on parent company cash flows and financial statements is contained in Note 21 to the consolidated financial statements.

Capital Resources

Premier’s consolidated average equity-to-asset ratio increased to 12.94% during 2012, an increase from the 11.98% during 2011 and the 11.84% average equity-to-asset ratio in 2010.  The ratios for all three years are considered adequate for a company of Premier’s size.  The increase in 2012 was the result of a higher percentage increase in average equity, primarily from the generation of $7.6 million of retained net income, combined with a decrease in average assets during 2012.  The increase in average common equity exceeded the decrease in average preferred equity resulting from the partial redemption of Premier’s Series A Preferred Stock that occurred

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2012

during the third quarter of 2012.  The increase in 2011 over 2010 was the result of a higher percentage increase in average equity, primarily from the generation of $6.0 million of retained net income, exceeding the percentage growth in average assets.  Also increasing average equity in 2011 was an increase in the market value of investments from a $1.4 million net unrealized loss at the end of 2010 to a $5.0 million net unrealized gain at the end of 2011.

The Federal Reserve's risk-based capital guidelines and leverage ratio measure the capital adequacy of banking institutions. The risk-based capital guidelines weight balance sheet assets and off-balance sheet commitments by prescribed factors relative to credit risk, thus eliminating disincentives for holding low risk assets and requiring more capital for holding higher risk assets.  At year-end 2012, Premier’s capital to risk adjusted asset ratio was 17.4%, compared to 17.2% at December 31, 2011 and 15.3% at December 31, 2010.  All three of these ratios are well above the minimum level of 8.0% prescribed for bank holding companies of Premier’s size.  The leverage ratio is a measure of total tangible equity to total tangible assets, net of any related deferred taxes as permitted.  Premier’s leverage ratio at December 31, 2012 was 10.0% equal to the 10.0% at December 31, 2011 and higher than the 8.5% at December 31, 2010.  All three of these ratios are above the 4.0% to 5.0% ratios recommended by the Federal Reserve.  The leverage ratio remained unchanged at December 31, 2012, due to the very small change in total assets and total stockholders’ equity since year-end 2011.  While preferred stockholders’ equity decreased in 2012 due to the redemption of 10,252 shares of Premier’s Series A Preferred Stock, this equity was replaced by Premier’s earnings performance in 2012, net of any dividends paid to common and preferred stockholders.  Similarly, Premier’s capital to risk adjusted assets ratio changed little in 2012, increasing to 17.4% at December 31, 2012 from 17.2% at December 31, 2011, as total stockholders’ equity changed very little from year-end 2011.  The increase in the ratio was largely due to a decrease in Premier’s risk adjusted assets at December 31, 2012.  The increase in the leverage ratio during 2011 was a combined result of a decrease in total assets, an increase in total stockholders’ equity and a decrease in the amounts of goodwill and other intangibles that are subtracted from stockholders’ equity by regulation.  Similarly, the increase in the capital to risk adjusted assets ratio in 2011 is the combined result of a decrease in risk adjusted assets, as Premier increased its holdings of less riskier liquid assets and kept more of those liquid assets in interest-bearing deposit accounts with the Federal Reserve which are given a zero percent risk factor, along with the increase in total capital.  Premier's capital ratios are the direct result of management's desire to maintain a strong capital position.  This strong capital position tends to have a dampening effect on the key performance ratio Return on Average Equity (ROE) due to the higher level of capital maintained.  Additional information on Premier's capital ratios and the capital ratios of its banks may be found in Note 20 to the consolidated financial statements.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2012

Additional information on the capital position of Premier is included in the following table.

SELECTED CAPITAL INFORMATION
(Dollars in thousands)
	As of December 31
	2012	2011	Change

Stockholders’ Equity	$144,296	$144,007	$289
Disallowed amounts of goodwill and other intangibles	(27,995)	(29,427)	1,432
Unrealized (gain) loss on securities available for sale	(6,576)	(5,013)	(1,563)
Tier I capital	$109,725	$109,567	$158

Tier II capital adjustments
Allowable amount of the allowance for loan losses	8,537	8,580
Total capital	$118,262	$118,147

Total risk-weighted assets	$679,986	$685,218

Ratios
Tier I capital to risk-weighted assets	16.14%	15.99%
Total capital to risk-weighted assets	17.39%	17.24%
Leverage	10.04%	10.01%

The primary source of funds for dividends paid by Premier is the dividends received from its subsidiary banks. Banking regulations limit the amount of dividends that may be paid without prior approval of the regulatory agencies. Under these regulations, the amount of dividends that may be paid without prior approval in any calendar year is limited to the current year's net profits, as defined, combined with the retained net profits of the preceding two years, subject to regulatory capital requirements and additional restrictions more fully described in Note 20 to the consolidated financial statements.  During 2013, the Affiliate Banks could, without prior approval, declare and pay to Premier dividends of approximately $2.1 million plus any 2013 net profits retained through the date of declaration.

The dividend rights of holders of Premier’s common shares are also qualified and subject to the dividend rights of holders of Premier’s Series A Preferred Shares.  As long as the Series A Preferred Shares remain outstanding, unless all accrued and unpaid dividends for all past dividend periods on the Series A Preferred Shares are fully paid, Premier will not be permitted to declare or pay dividends on any Common Shares.

The July 29, 2010 written agreement between Consolidated Bank & Trust and the FRB placed limits on Premier’s ability to pay dividends.  In addition to ensuring that CB&T complied with provisions of the July 29, 2010 written agreement, Premier was also specifically subject to a provision requiring prior written approval of the FRB and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System for declaring or paying any dividends, and a provision requiring prior written approval of the FRB before incurring, increasing or guaranteeing any debt or purchasing or redeeming any shares of its stock.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2012

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

On April 19, 2011, Premier submitted a request to the FRB for written approval from the FRB and the Director of the Division of Banking Supervision and Regulation of the Board of Governors to declare and pay its quarterly dividend obligation to the U.S. Treasury due on May 15, 2011 and the two dividends in arrears due on November 15, 2010 and February 15, 2011, respectively.  On May 13, 2011, Premier received notice from the FRB that the Director of the Division of Banking Supervision and Regulation of the Board of Governors approved Premier’s request to pay all current and deferred cash dividends on its Series A, Fixed Rate Cumulative Perpetual Preferred Stock as Premier had requested.  The dividends were paid as scheduled on May 16, 2011.  All subsequent quarterly dividends on Premier’s Series A Preferred Shares have been paid as scheduled.

On July 24, 2012 the FRB announced that it had terminated the July 29, 2010 Written Agreement with Premier.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2012

INCOME STATEMENT ANALYSIS
Net Interest Income

Net interest income, the amount by which interest generated from earning assets exceeds the expense associated with funding those assets, is Premier’s most significant component of earnings.  Net interest income on a fully tax-equivalent basis was $44.2 million in 2012, down 0.6% from the $44.5 million earned in 2011, which follows a 1.1% increase in 2011 from 2010.  When net interest income is presented on a fully tax-equivalent basis, interest income from tax-exempt earning assets is increased by the amount equivalent to the federal income taxes which would have been paid if this income were taxable at the statutory federal tax rate of 34% for companies of Premier's size.  The decrease in net interest income in 2012 is largely the result of the combined decrease in interest income on loans and investments exceeding the combined decrease in interest expense on deposits and borrowings.

As shown in the Rate Volume Analysis table below, in 2012, interest income on loans decreased primarily as a result of a decrease in the average volume of loans outstanding in 2012.  This decrease was offset slightly by an increase in interest income on loans due to a higher overall yield on the loan portfolio.  The net result was a $1.3 million decrease in interest income on loans when compared to 2011.  In contrast, interest income on investments decreased primarily as a result of a decrease in the average yield earned on the portfolio of securities.  This decrease was partially offset by an increase in interest income on investments due to a higher average volume of investments outstanding in 2012.  The net result was an $890,000 decrease in interest income on investments when compared to 2011.  Also, as shown in the table below, interest expense on deposits decreased in total by $1.6 million, largely due to interest expense savings on certificates of deposit.  Interest expense decreased by $456,000 as a result of a lower average volume of certificates of deposit in 2012.  Interest expense also decreased by $956,000 due to a lower overall rate paid on those deposits in 2012.  Interest expense on NOW and money market accounts as well as savings accounts decreased by $163,000 in total as interest savings from lower rates paid on those transaction based deposits more than offset an increase in interest expense resulting from a higher volume of both NOW and money market deposits as well as savings account deposits.  Premier also realized $68,000 of interest expense savings on its short-term borrowings, largely due to lower rates paid on these borrowings but also due to a lower average balance during 2012.  Premier realized $98,000 of interest expense savings on other borrowed funds, largely due to principal reductions during the year, and $149,000 of interest expense savings on FHLB borrowings due to repaying the borrowings upon maturity in the first half of 2012.  The combined effect was to decrease net interest income by $276,000 in 2012.

The increase in net interest income in 2011 is largely the result of savings on interest paid on certificates of deposit exceeding a decrease in interest income on loans.  As shown in the Rate Volume Analysis table below, in 2011, increases in interest income from the increase in the volume of earning assets such as loans and investment securities was more than offset by decreases in interest income resulting from lower yields earned on those assets.  The net result

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2012

was an $889,000 decrease in interest income on loans and an $80,000 decrease in interest income on investment securities.  Also, as shown in the table below, interest expense on deposits in 2011 increased by only $9,000 as a result of changes in the volume in interest-bearing deposits, as the increase in interest expense from the increase in the average volume of certificates of deposit and savings deposits was substantially offset by the decrease in interest expense from the decrease in the average volume of NOW and money market deposit accounts.  However, due to lower rates paid on certificates of deposit in 2011, Premier saved $1.5 million of interest expense, more than offsetting the increase in interest expense due to the higher volume of average interest-bearing liabilities and the decrease in interest income from loans and investment securities described above.  Combined with the interest savings from lower rates on savings deposits, Premier reduced interest expense on deposit accounts by $1.5 million in 2011.  Premier also realized $12,000 of interest expense savings on its short-term borrowings, largely due to lower rates paid, and $116,000 of interest expense savings on its FHLB borrowings due to the maturities of its highest rate borrowings in 2010.  Partially offsetting these savings in 2011 was a $154,000 increase in interest expense paid on other borrowed funds at the parent company due to the increase in the volume of borrowed funds from the September 2010 borrowing from Bankers’ Bank and that borrowing’s overall higher interest cost.  The combined effect was to increase net interest income by $478,000 in 2011.

RATE VOLUME ANALYSIS OF CHANGES IN NET INTEREST INCOME
(Dollars in thousands on a tax equivalent basis)
	2012 vs 2011			2011 vs 2010
	Increase (decrease) due to change in			Increase (decrease) due to change in
	Volume	Rate	Net Change	Volume		Rate	Net Change
Interest income*:
Loans	$(1,368)	$109	$(1,259)	$153		$(1,042)	$(889)
Investment securities	349	(1,239)	(890)	1,179		(1,259)	(80)
Federal funds sold	(2)	2	-	(4)		-	(4)
Deposits with banks	(30)	13	(17)	(8	)4	7	(1)
Total interest income	$(1,051)	$(1,115)	$(2,166)	$1,320		$(2,294)	$(974)

Interest expense:
Deposits
NOW and money market	$50	$(116)	$(66)	$(43)		$(9)	$(52)
Savings	12	(109)	(97)	34		(22)	12
Certificates of deposit	(456)	(956)	(1,412)	18		(1,456)	(1,438)
Short-term borrowings	(21)	(47)	(68)	4		(16)	(12)
Other borrowings	(94)	(4)	(98)	95		59	154
FHLB borrowings	(179)	30	(149)	(43)		(73)	(116)
Total interest expense	$(688)	$(1,202)	$(1,890)	$65		$(1,517)	$(1,452)
Net interest income*	$(363)	$87	$(276)	$1,255		$(777)	$478

(*) Fully taxable equivalent using the rate of 34% Note – Changes to rate/volume are allocated to both rate and volume on a proportional dollar basis

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2012

While net interest income dollars decreased in 2012, Premier’s net interest margin increased as the rates paid on interest bearing liabilities decreased more than the decrease in the yield on earning assets.  In 2012, the yield on Premier’s loan portfolio increased slightly to 6.33% from the 6.32% earned in 2011.  However, the yield earned on the investment portfolio in 2012 decreased by 41 basis points to 2.42%.  The net result on all earning assets was to decrease the yield by 10 basis points to 4.86% in 2012, down from the 4.96% earned in 2011.  Similarly, in 2012 Premier decreased the average rate paid on its deposits by 20 basis points as market deposit rates continued to fall throughout the year.  The average rate paid on certificates of deposit decreased the most, at 24 basis points, while savings accounts decreased by 9 basis points and the average rate on interest bearing transaction accounts decreased by 5 basis points.  Just as deposit rates fell during 2012, the rates Premier paid on its short-term borrowings also fell.  Premier was able to lower the rates paid on its short-term borrowings, primarily customer based repurchase agreements, by 21 basis points to 0.43%.  The rate paid on FHLB borrowings at the banks increased by 34 basis points as lower rate borrowings matured in 2011 leaving slightly higher rate borrowings to mature in 2012.  The rate paid on Premier’s other borrowings remained relatively unchanged as there was no change in rate on Premier’s floating rate borrowing from the Bankers’ Bank and its borrowing from First Guaranty Bank bears a fixed rate.  The net result on all interest-bearing liabilities was to decrease the rate paid by 21 basis points to 0.82% in 2012, down from the 1.03% paid in 2011.  As a result, Premier’s net interest spread increased by 11 basis points.  However, due to the larger volume of Premier’s interest earning assets when compared to its volume of interest bearing liabilities, the net interest margin increased by only 7 basis points to 4.25% in 2012, up from 4.18% in 2011 and matching the 4.25% earned in 2010.

While net interest income dollars increased in 2011, Premier’s net interest margin decreased as the yield on earning assets decreased more than the decrease in rates paid on interest bearing liabilities.  In 2011, the yield on Premier’s loan portfolio decreased by 15 basis points to 6.32% and the yield earned on the investment portfolio decreased by 47 basis points to 2.83%.  The net result on all earning assets was to decrease the yield by 24 basis points to 4.96% in 2011, down from the 5.20% earned in 2010.  Similarly, in 2011 Premier decreased the average rate paid on its deposits by 20 basis points as market deposit rates continued to fall throughout the year.  The average rate paid on certificates of deposit decreased the most, at 36 basis points, while savings accounts decreased by just 2 basis points and the average rate on interest bearing transaction accounts remained unchanged.  Just as deposits rates fell during 2011, the rates Premier paid on its short-term and FHLB borrowings also fell.  Premier was able to lower the rates paid on its short-term borrowings, primarily customer based repurchase agreements, by 6 basis points to 0.64%.  The rate paid on FHLB borrowings at the banks decreased by 66 basis points due to the maturity of $4.0 million of FHLB borrowings with an average rate of 6.45% in May 2010.  Only the rate paid on other borrowings increased in 2011, up 33 basis points to 4.45%.  The increase is the direct result of the $11.3 million borrowed from the Bankers’ Bank on September 8, 2010.  The new borrowing has a minimum interest rate of 4.50%.  The proceeds were used to refinance $5.3 million of existing debt with the Bankers’ Bank that carried a lower rate and inject $6.0 million of capital into Premier’s subsidiary bank, Citizens Deposit Bank, to facilitate the bank’s purchase of four branches from Integra Bank.  The net result on all interest-

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2012

bearing liabilities was to decrease the rate paid by 18 basis points to 1.03% in 2011, down from the 1.21% paid in 2010.  As a result, Premier’s net interest spread decreased by 6 basis points.  However, due to the larger volume of Premier’s interest earning assets when compared to its volume of interest bearing liabilities, the net interest margin decreased by 7 basis points to 4.18% in 2011, down from 4.25% earned in 2010.  Further discussion of interest income is included in the section of this report entitled "Balance Sheet Analysis."

Non-interest Income and Expense

Non-interest income has been and will continue to be an important factor for improving profitability. Recognizing this importance, management continues to evaluate areas where non-interest income can be enhanced.  Nevertheless, key sources of Premier’s non-interest income have diminished, in part, due to increased government regulation making the selling of fixed rate mortgages in the secondary market more difficult and limiting the number of overdraft charges that can be assessed on a customer’s account on a given day.  As shown in the table of Non-interest Income and Expense below, total fees and other income decreased by $372,000, or 5.4%, in 2012.  In 2012, service charges on deposit accounts decreased by $282,000, or 7.4%, due to lower revenue from monthly account charges on consumer checking accounts as well as lower overall revenue from consumer overdraft charges.  In 2012, service charge revenue from monthly account charges on business accounts and business overdraft charges both increased.  Secondary market mortgage income (commissions and fees earned from originating and selling mortgage loans to third parties in the secondary market) decreased by $3,000, or 1.0%, in 2012 compared to 2011.  The secondary market mortgage income in 2012, 2011 and 2010 reflects an industry in extreme change.  Many mortgage loan purchasers ceased buying new mortgages in 2009 or went out of business completely.  The federal government, via government sponsored agencies, began buying the surplus in available secondary market mortgages but significantly increased the required documentation from the home buyers, thus complicating the process in comparison to years past.  The perceived difficultly from the home buyer’s perspective has had a negative impact on Premier’s secondary market business during 2010, 2011 and 2012.  Offsetting these decreases in non-interest income, electronic banking income, which consists of debit and credit card transaction fees, ATM fees and internet banking fees, increased $174,000, or 9.4% to $2,017,000 in 2012.  The increase is largely due to an increasing number of customers who conduct their banking and purchasing electronically, primarily via the use of debit and ATM cards.  Other non-interest income decreased by $261,000, or 28.7%, in 2012, largely due to decreases in banking service fees, such as wire transfer fees and check cashing fees, credit life commissions, letter of credit fees earned and other miscellaneous loan fees unrelated to loan originations all of which increased in 2011.

In 2011, total fees and other income increased by $132,000, or 2.0%.  The increase in 2011 was largely due to increases in electronic banking income and other non-interest income partially offset by decreases in service charges on deposit accounts and secondary market mortgage income.  In 2011, service charges on deposit accounts decreased by $229,000, or 5.7%, due to lower revenue from monthly account charges on consumer and business checking accounts as well as a lower propensity of customers to overdraft their deposit accounts.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2012

Management believes that the downturn in the economy caused customers to more closely manage their deposit funds to find ways to save money and thus reduced their number of overdrafts.  Secondary market mortgage income decreased by $131,000, or 29.4%, in 2011 compared to 2010.  As discussed above, as many mortgage loan purchasers ceased buying new mortgages in 2009 or went out of business completely, the federal government, via government sponsored agencies, began buying the surplus in available secondary market mortgages but significantly increased the required documentation from the home buyers, thus complicating the process in comparison to years past.  The perceived difficultly from the home buyer’s perspective had a negative impact on Premier’s secondary market business during 2011.  Offsetting these decreases in non-interest income, electronic banking income, which consists of debit and credit card transaction fees, ATM fees and internet banking fees, increased $318,000, or 20.9% to $1,843,000 in 2011.  The increase is largely due to an increasing number of customers who conduct their banking and purchasing electronically, primarily via the use of debit and ATM cards.  Other non-interest income increased by $174,000, or 23.6%, in 2011, largely due to increases in banking service fees, such as wire transfer fees and check cashing fees, credit life commissions, letter of credit fees earned and other miscellaneous loan fees unrelated to loan originations.

In 2012, Premier realized $545,000 in gains on the calls of investment securities compared to $18,000 in gains on the calls of investment securities realized in 2011.  In 2012, two high-yielding, long-term corporate securities that had significant negative market value adjustments at the time Premier acquired them via the purchase of Abigail Adams were called at par value during 2012, resulting in the $545,000 investment security gains.  Premier did not execute any sales of investment securities in the past three years.  Also in 2012, Premier realized a $2,463,000 gain on the sale of a non-accrual loan to a third-party.  The gain resulted primarily from purchase discounts applied to the loan at the time it was acquired via the purchase of Abigail Adams.  Transactions such as these are unusual and infrequent.  As such, management excludes this kind of revenue from its discussion of net overhead elsewhere in this report.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2012

The following table is a summary of non-interest income and expense for each of the years in the three-year period ending December 31, 2012.

NON-INTEREST INCOME AND EXPENSE
(Dollars in thousands)
				Increase (Decrease) Over Prior Year
				2012		2011
	2012	2011	2010	Amount	Percent	Amount	Percent
Non-interest income:
Service charges on deposit accounts	$3,543	$3,825	$4,054	$(282)	(7.37)	$(229)	(5.65)
Electronic banking income	2,017	1,843	1,525	174	9.44	318	20.85
Secondary market mortgage income	311	314	445	(3)	(0.96)	(131)	(29.44)
Other	650	911	737	(261)	(28.65)	174	23.61
Total fees and other income	$6,521	$6,893	$6,761	(372)	(5.40)	132	1.95
Gain on sale of note	2,463	0	0	2,463		0
Investment securities gains	545	18	0	527		18
Total non-interest income	$9,529	$6,911	$6,761	$2,618	37.88	$150	2.22

Non-interest expense:
Salaries and wages	$12,394	$13,385	$13,151	$(991)	(7.40)	$234	1.78
Employee benefits	2,728	2,852	2,820	(124)	(4.35)	32	1.13
Total staff costs	15,122	16,237	15,971	(1,115)	(6.87)	266	1.67
Occupancy and equipment	4,553	4,900	4,907	(347)	(7.08)	(7)	0.14
Outside data processing	3,379	4,458	4,190	(1,079)	(24.20)	268	6.40
Professional fees	1,181	966	939	215	22.26	27	2.88
Taxes, other than payroll, property and income	667	663	873	4	0.60	(210)	(24.05)
Amortization of intangibles	672	792	618	(120)	(15.15)	174	28.16
OREO gains, losses and expenses, net	2,514	405	157	2,109	520.74	248	157.96
Loan collection expenses	1,182	1,172	499	10	0.85	673	134.87
FDIC insurance	809	1,223	1,894	(414)	(33.85)	(671)	(35.43)
Conversion expense	25	1,720	143	(1,695)		1,577
Other expenses	3,168	3,985	4,028	(817)	(20.50)	(43)	(1.07)
Total non-interest expenses	$33,272	$36,521	$34,219	$(3,249)	(8.90)	$2,302	6.73

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2012

Just as management continues to evaluate areas where non-interest income can be enhanced, it strives to find ways to improve the efficiency of its operations and utilize the economies of scale of the consolidated entity to reduce its operating costs.  Sometimes the expenses associated with acquisitions, as well as the inefficiency of the operations of acquired organizations, cloud these goals.  Premier’s 2012 net overhead ratio, or non-interest expense less non-interest income excluding securities transactions and other similar non-operating transactions to average earning assets, was 2.56%, a decrease from the 2.78% realized in 2011 and the 2.65% realized in 2010.  The actual dollars of net overhead decreased by $2.9 million, or 9.7%, in 2012, while average earning assets decreased by only 2.2% resulting in the decrease in the net overhead ratio.  The decrease in net overhead expense in 2012 was largely due to $1.7 million of conversion expenses incurred in 2011 that were not repeated in 2012, along with reductions in data processing expense and staff costs.  These expense reductions were partially offset by an increase in OREO expenses.  In 2011, the actual dollars of net overhead increased by $2.2 million or 7.9%, however average earning assets only increased by 2.9% resulting in the increase in the net overhead ratio.  Most of the $2.2 million increase in net overhead expense relates to the $1.7 million of conversion expenses incurred in 2011.  For the year 2012, net overhead was $26.8 million compared to $29.6 million in 2011 and $27.5 million in 2010.

Total non-interest expense in 2012 decreased by $3,249,000, or 8.9%, from 2011 largely due to reductions in staff costs, outside data processing expenses and conversion costs in 2011 that were not repeated in 2012.  In 2011, non-interest expense increased by $2,302,000, or 6.7% from 2010 largely due to costs related to the conversion of Premier’s operating systems to FIS, including $1,720,000 of direct conversion expense.

Staff costs decreased by $1,115,000, or 6.9%, in 2012 versus 2011.  Salaries and wages decreased by $991,000, or 7.4%, in 2012 as reductions in staff related to the internal merger of five banks forming Premier Bank took full effect in 2012, as well as the partial impact of additional staff reductions from the internal merger of Farmers Deposit and Ohio River banks into Citizens Deposit Bank in August 2012.  Approximately $414,000 of the decrease in salary and wages expense in 2012 was due to a higher level of loan origination costs that were deferred to the balance sheet to be amortized into income in future periods.  The increased level of deferred loan origination costs were the result of higher loan demand in 2012, particularly in the second half of the year.  The costs of employee benefits decreased by $124,000, or 4.4%, in 2012 as the decrease in staff count reduced the number of participants in employee benefit plans and reduced the level of employer payroll taxes paid by Premier.  In 2011, staff costs increased by $266,000, or 1.7%, versus 2010.  Salaries and wages increased by $234,000 or 1.8%, in 2011 as normal salary and wage increases were partially offset by staff reductions.  Approximately $109,000 of the increase in salary and wage expense in 2011 was due to a lower level of loan origination costs that were deferred to the balance sheet to be amortized into loan income in future periods.  The reduced level of deferred loan origination costs were the result of lower loan demand in 2011.  The costs of employee benefits increased by $32,000, or 1.1%, in 2011 as increases in employee benefit plan expenses were partially offset by lower payroll taxes and lower 401(k) matching expense related to lower staff levels.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2012

Occupancy and equipment expenses in total decreased by $347,000, or 7.1%, compared to 2011.  Facility costs were $107,000 lower in 2012, largely due to lower rent expense in 2012 from the closure of one branch in the DC Metro area and the combining of two floors of the DC administrative office into one, as well as reduced utility costs and lower property maintenance costs.  Equipment expense decreased $240,000 in 2012 compared to 2011, largely due to lower equipment depreciation expense, lower equipment maintenance costs and lower expenditures on software subscriptions.  In 2011, occupancy and equipment expenses in total were relatively unchanged compared to 2010, decreasing by 0.1%.  Facility costs were $117,000 lower in 2011, largely due to a $173,000 gain on the sale of a branch building versus $62,000 of writedowns of branch buildings no longer in operation in 2010.  In 2011, Premier sold a remote drive through facility and used the proceeds to purchase land adjacent to an existing location and construct an add-on drive through facility that shared a common teller area.  Offsetting some of the benefit of gain on the branch building sale were increased real estate taxes and higher utility costs partially offset by lower other occupancy expenses.  Equipment expense increased by $162,000 in 2011 compared to 2010, largely due to higher technology equipment expenses driven by the conversion to FIS.

Outside data processing expense decreased by $1,079,000, or 24.2%, in 2012 versus 2011, largely due to lower item processing, data processing, and internet banking charges as well as lower data line charges, all related to the new third party processing contract with FIS.  The savings realized were partially offset by an increase in statement rendering charges and telephone banking charges.  In 2011, outside data processing expense increased by $268,000, or 6.4%, versus 2010, largely due to higher item processing, data processing, and internet banking charges related to the short-term extension of the FiServ contract.  Data line charges also increased in 2011 due to expansion and improvement of the data lines capacity in conjunction with the conversion to FIS.

Professional fees increased by $215,000, or 22.3%, in 2012 versus 2011, largely due to higher legal fees related to lawsuits that were settled in 2012 and an increase in fees from consultant services.  In 2011, professional fees increased by $27,000, or 2.9%, versus 2010, largely due to higher audit charges and tax return preparation fees which more than offset a reduction in corporate legal fees.

Taxes not on income were relatively unchanged in 2012 versus 2011, increasing by $4,000, or 0.6%, as higher state based franchise taxes were offset by lower municipal based taxes.  In 2011, taxes not on income decreased by $210,000, or 24.1%, versus 2010, largely due to lower West Virginia Franchise Tax expense, an equity based tax that is being phased out in West Virginia by gradually reducing the tax rate.

Amortization of intangibles decreased by $120,000, or 15.2%, in 2012 versus 2011, as Premier utilizes an accelerated method of amortizing its core deposit intangible assets which results in greater amortization expense in the years soon after an acquisition.  In 2011, amortization of intangibles increased by $174,000, or 28.2%, versus 2010, as a $265,000 increase from a full year of new core deposit amortization resulting from the Branch Purchase, was

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2012

partially offset by reduced amortization expense from the Abigail Adams, Traders and Citizens First acquisitions.  Premier uses an accelerated amortization schedule over an estimated useful life of approximately eight years.

OREO gains, losses and expenses resulted in net expenses of $2,514,000 in 2012 versus $405,000 of net expenses in 2011, a $2,109,000 increase in non-interest expense.  OREO expense represents the costs to operate, maintain and liquidate Other Real Estate acquired through foreclosure in satisfaction of unpaid loans.  In 2012, Premier realized $453,000 of gains on the sale of OREO, a decrease of $566,000 from the $1,019,000 of gains realized in 2011.  This $566,000 difference in gains is part of the $2,109,000 increase in non-interest expense in 2012.  More than offsetting the gains realized in 2012, however, were $1,410,000 of writedowns on OREO properties to estimated realizable values and $1,556,000 of net expenses to maintain those properties.  These values compare to $624,000 of writedowns on OREO properties in 2011 and $799,000 of net expenses incurred to maintain the properties in 2011.  In 2011, OREO gains, losses and expenses resulted in net expenses of $405,000 versus $157,000 of net expenses in 2010, a $248,000 increase in non-interest expense.  Premier realized $1,019,000 of gains on the sale of OREO, an increase of $467,000 over the $552,000 of gains realized in 2010.  More than offsetting the gains realized in 2011, however, were $624,000 of writedowns on OREO properties to estimated realizable values and $799,000 of net expenses to maintain those properties.  These values compare to $35,000 of writedowns on OREO properties in 2010 and $675,000 of net expenses incurred to maintain the properties.

Loan collection expenses were relatively unchanged in 2012 versus 2011, increasing by $10,000, or 0.9%.  Loan collection expense include attorney fees and other costs associated directly to the collection of a loan, foreclosure on collateral, the immediate liquidation or auction of such collateral and other expenditures directly related to the collection of a loan.  In 2011, loan collection expenses increased by $673,000, or 135%, as Premier incurred a significant level of auction related and other expense related to the liquidation or repossession of collateral in an effort to reduce the level of non-performing loans.

FDIC insurance expense decreased by $414,000, or 33.9%, in 2012 versus 2011.  The decrease in FDIC insurance expense was largely the result of a change in the calculation method of the premium for smaller community banks such as those owned by Premier, that took effect in 2011.  Additional savings were also realized as a result of the internal merger of five banks forming Premier Bank in 2011 as well as the internal merger of Farmers Deposit and Ohio River banks into Citizens Deposit Bank in August 2012.  In 2011, FDIC insurance expense decreased by $671,000, or 35.4%, versus 2010.  The decrease in FDIC insurance expense was largely the result of reduced FDIC insurance costs for the newly formed Premier Bank versus the historical FDIC insurance costs of the five subsidiary banks Premier merged together in April 2011 to form the bank.  The premium charged for Premier Bank was substantially less than the sum of the premiums paid by the former five banks.  Also reducing FDIC insurance expense in 2011 was a change in the calculation method of the premium for smaller community banks such as those owned by Premier.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2012

In 2011, Premier incurred $1,720,000 of direct costs to convert its data processing systems to FIS.  Most of these costs were charged by the previous data processing providers to generate conversion testing data and release the final conversion data.  This expense compares to $143,000 of conversion expenses incurred in 2010 as preparations were already underway in the fourth quarter of 2010 to convert to FIS as a data processing provider.

Other expenses totaled $3,168,000 in 2012, an $817,000, or 20.5%, decrease from the $3,985,000 of other non-interest expenses recorded in 2011.  Decreases in 2012 relate in part to higher education and training costs and higher lodging, travel and meal costs incurred in 2011, largely due to the conversion to FIS, as employees traveled to various training centers to learn how to use the new data processing system.  Otherwise, decreases in other expenses in 2012 include lower stationery and supplies expense, regulatory assessment charges, correspondent bank charges and subsidiary director fees, most of which are the result of the internal mergers consummated in 2011 and 2012.  In 2011, other expenses totaled $3,985,000, a $43,000, or 1.1%, decrease from the $4,028,000 of other non-interest expenses recorded in 2010.  Increases in 2011, such as higher education and training costs and higher lodging, travel and meal costs were incurred largely due to the conversion to FIS, as employees traveled to various training centers to learn how to use the new data processing system.  Otherwise, other increased expenses in 2011 include supplies expense, postage and freight, and insurance expense.  These increases were partially offset by lower regulatory assessments, correspondent bank charges, and subsidiary director fees resulting from the merger of the five subsidiary banks to form Premier Bank.  Other expense reductions include lower stock transfer fees, NASDAQ listing dues and advertising expenses.

An analysis of the allowance for loan losses and related provision for loan losses is included in the Loan Portfolio section of the Balance Sheet Analysis of this report

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2012

Applicable Income Taxes

Premier recognized $5.7 million of income tax expense in 2012.  This amount compares to $3.8 million of income tax expense in 2011 and $3.8 million of income tax expense recorded in 2010.  Premier’s effective tax rate was 35.5% in 2012, up from the 34.7% reported in 2011 and the 29.4% reported in 2010.  The lower effective tax rate in 2010 is largely due to the recognition of a $538,000, net of federal income tax expense, West Virginia income tax benefit resulting from Premier’s projected ability to fully realize its West Virginia state deferred tax assets.  The majority of the state deferred tax assets are made up of West Virginia net operating loss carryforwards, some of which were incurred as a result of Premier’s historical operations and some of which were obtained from the Traders Bankshares acquisition in 2008.  The projection takes into account changes in West Virginia’s corporation income tax rules regarding consolidated income tax returns and the likelihood that the projected taxable income from the Acquired Banks will accelerate the utilization of all carryforwards.  Excluding the net West Virginia income tax benefit would result in a 2010 effective tax rate of approximately 33.5%.  In 2011 and again in 2012, Premier’s effective tax rate was increased somewhat by higher state income taxes related to Premier’s operations in Washington, DC.  Also, in 2012 Premier’s level of tax exempt income declined as a percentage of income before taxes.  Additional information regarding income taxes is contained in Note 12 to the consolidated financial statements.

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

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2012

SUMMARY RESULTS OF OPERATIONS
FOURTH QUARTER 2012

Net income available to common shareholders for the three months ended December 31, 2012 totaled $2,990,000, a $335,000 or 12.6% increase from the $2,350,000 of net income available to common shareholders reported for the fourth quarter of 2011.  On a per share basis, Premier’s net income available to common shareholders for the fourth quarter of 2012 was 34 cents per share compared to 30 cents per share for the same quarter last year.  The increase in net income and earnings per share in 2012 was primarily the result of gains on the disposition of assets which more than offset a decrease in net interest income and increases in operating expenses and provision expense.

Net interest income totaled $10,256,000 for the fourth quarter of 2012, a decrease of $617,000, or 5.7%, from the net interest income earned in the same quarter of 2011, as an $890,000 decrease in interest income on loans was partially offset by a $395,000 decrease in interest expense on deposits.  Total interest income earned in the fourth quarter of 2012 decreased by $1.1 million, or 8.6%, when compared to the fourth quarter of 2011, largely due to an $890,000, or 8.2%, decrease in interest income on loans and a $206,000, or 11.1%, decrease in investment income. Partially offsetting the decrease in total interest income was a $482,000, or 25.2%, decrease in total interest expense in the fourth quarter of 2012 when compared to the fourth quarter of 2011, largely due to the $395,000, or 24.3%, decrease in interest expense on deposits.  Otherwise, a $48,000 decrease in interest expense on FHLB advances at the subsidiary banks was complemented by a $23,000, or 11.3%, decrease in interest expense on other borrowings at the parent company and a $16,000 decrease in interest expense on repurchase agreements and other short-term borrowings.  During the fourth quarter of 2012, Premier recorded $1,300,000 of provision for loan losses compared to $480,000 of provision for loan losses during the same quarter of 2011.  The increase in provision expense in the fourth quarter of 2012 was largely to provide for an increase in specific reserve allocations on loans identified as impaired under Premier’s internal analyses of evaluating credit risk.

Non-interest income totaled $1,709,000 in the fourth quarter of 2012, an increase of $9,000 from the $1,700,000 of non-interest income reported for the fourth quarter of 2011.  The increase was largely due to a $32,000, or 6.8%, increase in electronic banking income and a $43,000, or 65.2%, increase in secondary market mortgage income which were nearly offset by a $14,000, or 1.5%, decrease in service charges on deposit accounts and a $52,000, or 23.0%, decrease in other non-interest income.  Not included in non-interest income, but certainly improving the net income for the quarter, Premier also realized a $273,000 gain on the early call of an investment security during 2012 and recognized a $2.463 million gain on the sale of a loan on non-accrual status.

Non-interest expense totaled $8,708,000 in the fourth quarter of 2012, a $747,000, or 9.4% increase from the $7,961,000 reported for the fourth quarter of 2011.  The $747,000 increase in non-interest expenses was largely due to a $1,953,000 increase in OREO expenses (including a $1,770,000 increase in OREO writedowns, net of realized gains which were higher in 2011),

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2012

a $36,000, or 15.3%, increase in professional fees and a $45,000 increase in taxes not on income.  These expense increases were partially offset by a $439,000, or 10.9%, decrease in staff costs, a $333,000, or 29.8%, decrease in outside data processing costs, a $191,000, or 57.7%, decrease in collection costs, an $86,000, or 7.2%, decrease in occupancy and equipment costs and a $164,000, or 22.5%, decrease in other operating expenses.

Additional quarterly financial data is provided in Note 22 to the consolidated financial statements.

ADOPTION OF NEW ACCOUNTING STANDARDS

In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-04, "Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs." This ASU represents the converged guidance of the FASB and the IASB (the "Boards") on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term "fair value." The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs. Included in the ASU are requirements to disclose additional quantitative disclosures about unobservable inputs for all Level 3 fair value measurements, as well as qualitative disclosures about the sensitivity inherent in recurring Level 3 fair value measurements. The ASU is effective during interim and annual periods beginning after December 15, 2011. The adoption of this guidance did not have a material impact upon the Company’s financial statements.

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

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2012

In September 2011, the FASB amended existing guidance relating to goodwill impairment testing.  The amendment permits an assessment of qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If, after assessing these events or circumstances, it is concluded that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary.  The amendments in this guidance are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The adoption of this guidance did not have a material impact upon the Company’s financial statements.

In July 2012, the FASB amended existing guidance relating to testing indefinite-lived intangible assets for impairment.  The amendment permits an assessment of qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired.  If, after assessing the totality of events and circumstances, it is concluded that it is not more likely than not that the indefinite-lived intangible asset is impaired, then no further action is required.  However, after the same assessment, if it is concluded that it is more like than not that the indefinite-lived intangible asset is impaired, then a quantitative impairment test should be performed whereby the fair value of the indefinite-lived intangible asset is compared to the carrying amount.  The amendments in this guidance are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted.  The adoption of this guidance is not expected to have a material impact upon the Company’s financial statements.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2012

Item 8.  Financial Statements and Supplementary Data

The Company's Financial Statements and related Independent Auditors' Report are presented in the following pages. The financial statements filed in this Item 8 are as follows:

Report of Independent Registered Public Accounting Firm

Financial Statements:
Consolidated Balance Sheets - December 31, 2012 and 2011
Consolidated Statements of Income - Years Ended December 31, 2012, 2011, and 2010
Consolidated Statements of Comprehensive Income - Years Ended December 31, 2012, 2011, and 2010
Consolidated Statements of Changes in Stockholders' Equity – Years ended December 31, 2012, 2011, and 2010
Consolidated Statements of Cash Flows - Years ended December 31, 2012, 2011, and 2010
Notes to Consolidated Financial Statements

PREMIER FINANCIAL BANCORP, INC.

CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011, and 2010

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Premier Financial Bancorp, Inc.
Huntington, West Virginia

We have audited the accompanying consolidated balance sheets of Premier Financial Bancorp, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Premier Financial Bancorp, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

  /s/ Crowe Horwath LLP
                          Crowe Horwath LLP

Brentwood, Tennessee
March 28, 2013

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2012 and 2011
(Dollars in Thousands, Except Per Share Data)

	2012	2011
ASSETS
Cash and due from banks	$32,473	$29,380
Interest bearing bank balances	33,536	42,676
Federal funds sold	4,236	10,832
Cash and cash equivalents	70,245	82,888
Securities available for sale	283,975	278,479
Loans held for sale	200	70
Loans	704,625	690,923
Allowance for loan losses	(11,488)	(9,795)
Net loans	693,137	681,128
Federal Home Loan Bank stock, at cost	4,181	5,216
Premises and equipment, net	15,952	16,355
Other real estate owned	13,366	14,642
Interest receivable	3,403	3,497
Goodwill	29,875	29,875
Other intangible assets	2,721	3,393
Prepaid FDIC insurance premiums	425	1,167
Deferred taxes	2,624	3,997
Other assets	683	3,380
Total assets	$1,120,787	$1,124,087

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Non-interest bearing	$198,084	$196,125
Time deposits, $100,000 and over	146,198	155,208
Other interest bearing	586,301	573,745
Total deposits	930,583	925,078
Securities sold under agreements to repurchase	26,102	23,205
Federal Home Loan Bank advances	-	10,083
Other borrowed funds	16,049	18,130
Interest payable	489	712
Other liabilities	3,268	2,872
Total liabilities	976,491	980,080
Commitments and contingent liabilities	-	-

Stockholders' equity
Preferred stock, no par value, liquidation preference $12,000 in 2012 and $22,252 in 2011, 5% cumulative; 1,000,000 shares authorized; 12,000 shares issued and outstanding in 2012 and 22,252 shares issued and outstanding in 2011	11,896	21,949
Common stock, no par value; 20,000,000 shares authorized; 7,962,693 shares issued and outstanding in 2012, and 7,937,143 shares issued and outstanding in 2011	72,849	71,571
Retained earnings	52,975	45,474
Accumulated other comprehensive income	6,576	5,013
Total stockholders' equity	144,296	144,007
Total liabilities and stockholders' equity	$1,120,787	$1,124,087

See accompanying notes.

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31
(In Thousands, Except Per Share Data)

	2012	2011	2010
Interest income
Loans, including fees	$43,117	$44,363	$45,278
Securities available for sale
Taxable	6,963	7,771	7,817
Tax-exempt	208	237	259
Federal funds sold and other	147	164	169
Total interest income	50,435	52,535	53,523

Interest expense
Deposits	5,553	7,127	8,605
Repurchase agreements and other	88	158	170
FHLB advances and other borrowings	795	1,042	1,004
Total interest expense	6,436	8,327	9,779

Net interest income	43,999	44,208	43,744
Provision for loan losses	4,260	3,630	3,297
Net interest income after provision for loan losses	39,739	40,578	40,447

Non-interest income
Service charges on deposit accounts	3,543	3,825	4,054
Electronic banking income	2,017	1,843	1,525
Secondary market mortgage income	311	314	445
Securities gains	545	18	-
Gain on sale of loan	2,463	-	-
Other	650	911	737
	9,529	6,911	6,761
Non-interest expenses
Salaries and employee benefits	15,122	16,237	15,971
Occupancy and equipment expenses	4,553	4,900	4,907
Outside data processing	3,379	4,458	4,190
Professional fees	1,181	966	939
Taxes, other than payroll, property and income	667	663	873
Write-downs, expenses, sales of other real estate owned, net of gains	2,514	405	157
Loan collection expenses	1,182	1,172	499
FDIC insurance	809	1,223	1,894
Amortization of intangibles	672	792	618
Conversion expenses	25	1,720	143
Other expenses	3,168	3,985	4,028
	33,272	36,521	34,219
Income before income taxes	15,996	10,968	12,989
Provision for income taxes	5,673	3,800	3,817

Net income	$10,323	$7,168	$9,172
Discount on redemption of preferred stock	905	-	-
Preferred stock dividends and accretion	(1,073)	(1,221)	(1,249)
Net income available to common stockholders	$10,155	$5,947	$7,923
Earnings per share:
Basic	$1.28	$0.75	$1.00
Diluted	1.24	0.74	0.98
See accompanying notes.

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31
(In Thousands, Except Per Share Data)

	2012	2011	2010

Net income	$10,323	$7,168	$9,172

Other comprehensive income (loss):
Unrealized gains (losses) on securities arising during the period	2,914	9,788	(5,341)
Reclassification of realized amount	(545)	(18)	-
Net change in unrealized gain (loss) on securities	2,369	9,770	(5,341)
Less tax impact	806	3,322	(1,816)
Other comprehensive income (loss):	1,563	6,448	(3,525)

Comprehensive income	$11,886	$13,616	$5,647

See accompanying notes.

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2012, 2011 and 2010
(In Thousands, Except Per Share Data)

	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, January 1, 2010	$21,705	$71,412	$33,349	$2,090	$128,556
Net income	-	-	9,172	-	9,172
Other comprehensive loss	-	-	-	(3,525)	(3,525)
Cash dividends paid ($0.22 per share)	-	-	(1,746)	-	(1,746)
Dividends declared on preferred stock	-	-	(1,113)	-	(1,113)
Preferred stock accretion	136	-	(136)	-	-
Stock based compensation expense	-	53	-	-	53
Balances, December 31, 2010	21,841	71,465	39,526	(1,435)	131,397
Net income	-	-	7,168	-	7,168
Other comprehensive income	-	-	-	6,448	6,448
Dividends declared on preferred stock	-	-	(1,112)	-	(1,112)
Preferred stock accretion	108	-	(108)	-	-
Stock based compensation expense	-	106	-	-	106
Balances, December 31, 2011	21,949	71,571	45,474	5,013	144,007
Net income	-	-	10,323	-	10,323
Other comprehensive income	-	-	-	1,563	1,563
Cash dividends paid ($0.22per share)	-	-	(1,749)	-	(1,749)
Redemption of preferred stock	(10,142)	905	-	-	(9,237)
Dividends declared on preferred stock	-	-	(984)	-	(984)
Preferred stock accretion	89	-	(89)	-	-
Stock options exercised	-	192	-	-	192
Stock based compensation expense	-	181	-	-	181
Balances, December 31, 2012	$11,896	$72,849	$52,975	$6,576	$144,296

See accompanying notes.

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31
(In Thousands, Except Per Share Data)

	2012	2011	2010
Cash flows from operating activities
Net income	$10,323	$7,168	$9,172
Adjustments to reconcile net income to net cash from operating activities
Depreciation and impairment of real estate, net	1,445	1,468	1,538
Provision for loan losses	4,260	3,630	3,297
Amortization (accretion), net	(1,098)	(1,351)	(2,815)
Writedowns (gains) on other real estate owned, net	957	(394)	(516)
Stock compensation expense	181	106	53
Loans originated for sale	(14,472)	(15,759)	(21,836)
Secondary market loans sold	14,653	17,491	21,701
Secondary market mortgage income	(311)	(314)	(445)
Gain on sale of loan	(2,463)	-	-
Gain on the sale of securities available for sale	(545)	(18)	-
Changes in :
Interest receivable	94	245	727
Deferred income taxes	568	4,099	2,041
Other assets	3,439	(1,954)	2,086
Interest payable	(223)	(187)	(237)
Other liabilities	396	197	(155)
Net cash from operating activities	17,204	14,427	14,611

Cash flows from investing activities
Purchases of securities available for sale	(73,771)	(122,730)	(298,137)
Proceeds from maturities and calls of securities available for sale	69,329	109,165	276,666
Purchase of FHLB stock, net of redemptions	1,035	(373)	(91)
Redemption of FRB stock	-	2,253	-
Purchase of branches, net of cash received	-	-	8,939
Net change in loans	(16,103)	26,066	29,941
Purchases of premises and equipment, net	(1,042)	(1,086)	(1,343)
Proceeds from sale of other real estate owned	6,105	5,135	4,071
Net cash from investing activities	(14,447)	18,430	20,046

(continued)

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years Ended December 31
(In Thousands, Except Per Share Data)

	2012	2011	2010
Cash flows from financing activities
Net change in deposits	5,604	(59,783)	(1,822)
Net change in short-term Federal Home Loan Bank advances	-	-	2,400
Net change in agreements to repurchase securities	2,897	(6,432)	5,037
Repayment of Federal Home Loan Bank advances	(10,042)	(2,564)	(4,190)
Repayment of other borrowed funds	(2,081)	(2,048)	(7,149)
Proceeds from other borrowings	-	-	11,300
Redemption of preferred stock	(9,237)	-	-
Proceeds from stock option exercises	192	-	-
Preferred stock dividends paid	(984)	(1,390)	(835)
Common stock dividends paid	(1,749)	-	(1,746)
Net cash from financing activities	(15,400)	(72,217)	2,995

Net change in cash and cash equivalents	(12,643)	(39,360)	37,652

Cash and cash equivalents at beginning of year	82,888	122,248	84,596

Cash and cash equivalents at end of year	$70,245	$82,888	$122,248

(continued)

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years Ended December 31
(In Thousands, Except Per Share Data)

	2012	2011	2010
Supplemental disclosures of cash flow information:
Cash paid during year for -
Interest	$6,659	$8,514	$10,016
Income taxes paid	2,549	2,459	1,660

Non-cash transactions
Loans transferred to real estate acquired through foreclosure	$5,786	$8,134	$5,553

Branches acquired:
Fair value of assets acquired via branch purchase			$71,825
Cash paid for branches			2,432
Liabilities of branches assumed			$74,257

See accompanying notes.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011, and 2010
(Dollars in Thousands, Except Per Share Data)

NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of Premier Financial Bancorp, Inc. (the Company) and its wholly-owned subsidiaries:

			Unaudited
			December 31, 2012
Subsidiary	Location	Year Acquired	Total Assets	Net Income
Citizens Deposit Bank & Trust	Vanceburg, Kentucky	1991	$374,456	$4,551
Premier Bank, Inc.	Huntington, West Virginia	1998	738,857	7,868
Parent and Intercompany Eliminations			7,474	(2,096)
Consolidated total			$1,120,787	$10,323

All material intercompany transactions and balances have been eliminated.

On August 17, 2012, Premier consummated the merger of three of its subsidiary banks by merging Ohio River Bank, Inc. and Farmers Deposit Bank – Eminence, Kentucky with and into Citizens Deposit Bank & Trust.  The resultant $374 million Kentucky chartered bank, Citizens Deposit Bank & Trust, operates with 13 locations in Kentucky and Ohio.

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
December 31, 2012, 2011, and 2010
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
December 31, 2012, 2011, and 2010
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
December 31, 2012, 2011, and 2010
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
December 31, 2012, 2011, and 2010
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

Loans secured by multifamily residential real estate:  Loans secured by multifamily residential real estate consist primarily of loans secured by apartment buildings and can be either fixed or floating rate loans.  Multi-family residential real estate loans generally present a higher level of risk than loans secured by 1-4 family residential real estate because the borrower’s repayment ability typically comes from rents from tenants.  Local economic and employment fluctuations impact rent rolls and potentially the borrower’s repayment ability.

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
December 31, 2012, 2011, and 2010
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

All other loan types:  All other loan types are aggregated together for credit risk evaluation due to the varying nature but small number of the remaining types of loans in the Company’s loan portfolio.  Loans in this segment include but are not limited to construction loans, loans secured by farmland, agricultural loans, loans to financial institutions and loans to tax-exempt entities.

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
December 31, 2012, 2011, and 2010
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

Goodwill and Other Intangible Assets:  Goodwill resulting from business combinations prior to January 1, 2009 represents the excess of the purchase price over the fair value of the net assets of businesses acquired.  Goodwill resulting from business combinations after January 1, 2009, is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any non-controlling interests in the acquired company, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date.  Goodwill is not amortized but is assessed at least annually for impairment and any such impairment will be recognized in the period identified.  Impairment is evaluated using the aggregate of all banking operations.  Based upon the most recently completed goodwill impairment test, management concluded the recorded value of goodwill was not impaired as of October 31, 2012 based upon the estimated fair value of the Company’s single reporting unit.

Other intangible assets consist of core deposit intangible assets arising from whole bank and branch acquisitions.  They are initially measured at fair value and then are amortized on an accelerated method over their estimated useful lives of approximately 8 years.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011, and 2010
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
December 31, 2012, 2011, and 2010
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

Comprehensive Income:  Comprehensive income consists of net income and other comprehensive income.  Other comprehensive income includes unrealized gains and losses on securities available for sale which is also recognized as a separate component of equity.  Comparative comprehensive income for 2010 has been updated to eliminate the reduction in net income for any preferred stock dividends and accretion.

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
December 31, 2012, 2011, and 2010
(Dollars in Thousands, Except Per Share Data)

NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Adoption of New Accounting Standards:

In July 2012, the Financial Accounting Standards Board (“FASB”) amended existing guidance relating to testing indefinite-lived intangible assets for impairment.  The amendment permits an assessment of qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired.  If, after assessing the totality of events and circumstances, it is concluded that it is not more likely than not that the indefinite-lived intangible asset is impaired, then no further action is required.  However, after the same assessment, if it is concluded that it is more likely than not that the indefinite-lived intangible asset is impaired, then a quantitative impairment test should be performed whereby the fair value of the indefinite-lived intangible asset is compared to the carrying amount.  The amendments in this guidance are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted.  The adoption of this guidance is not expected to have a material impact upon the Company’s financial statements.

In September 2011, the FASB amended existing guidance relating to goodwill impairment testing.  The amendment permits an assessment of qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If, after assessing these events or circumstances, it is concluded that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary.  The amendments in this guidance are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The adoption of this guidance did not have a material impact upon the Company’s financial statements.

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
December 31, 2012, 2011, and 2010
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
December 31, 2012, 2011, and 2010
(Dollars in Thousands, Except Per Share Data)

NOTE  2 – REGULATORY MATTERS

On July 29, 2010, Consolidated Bank and Trust Company (“CB&T”), then a wholly owned subsidiary of Premier, the Federal Reserve Bank of Richmond (“FRB”) and the State Corporation Commission Bureau of Financial Institutions (“Virginia Bureau”) entered into a written agreement (“Written Agreement”) requiring CB&T to perform certain actions primarily designed to improve the credit quality of the bank.  Premier, as parent of CB&T, was also named as party to the Written Agreement to ensure that the CB&T complied with the Written Agreement.  On April 8, 2011, CB&T was merged into Premier Bank, Inc.  As such, the provisions of the Written Agreement that applied to CB&T were no longer in effect.

In addition to ensuring CB&T complied with provisions of the Written Agreement, Premier was also required Premier to obtain prior written approval of the FRB and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System for declaring or paying any dividends, and also required prior written approval of the FRB before incurring, increasing or guaranteeing any debt or purchasing or redeeming any shares of its stock.

On July 24, 2012 the FRB announced that it had terminated the July 29, 2010 Written Agreement.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011, and 2010
(Dollars in Thousands, Except Per Share Data)

NOTE  3 - RESTRICTIONS ON CASH AND DUE FROM BANKS

Included in cash and due from banks are certain interest bearing and non-interest bearing deposits that are held at the Federal Reserve or maintained in vault cash in accordance with average balance requirements specified by the Federal Reserve Board of Governors. The balance requirement at December 31, 2012 and 2011 was approximately $22,755 and $18,503.

NOTE  4 –SECURITIES

Amortized cost and fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

2012	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
Mortgage-backed securities
U. S. sponsored agency MBS - residential	$35,172	$1,928	$-	$37,100
U. S. sponsored agency CMO’s - residential	206,466	6,392	(11)	212,847
Total mortgage-backed securities of government sponsored agencies	241,638	8,320	(11)	249,947
U. S. government sponsored agency securities	22,062	182	-	22,244
Obligations of states and political subdivisions	7,419	441	-	7,860
Other securities	2,892	1,105	(73)	3,924
Total available for sale	$274,011	$10,048	$(84)	$283,975

2011	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
Mortgage-backed securities
U. S. sponsored agency MBS - residential	$38,403	$1,856	$(4)	$40,255
U. S. sponsored agency CMO’s - residential	200,835	4,933	(30)	205,738
Total mortgage-backed securities of government sponsored agencies	239,238	6,789	(34)	245,993
U. S. government sponsored agency securities	18,114	58	(31)	18,141
Obligations of states and political subdivisions	9,193	457	-	9,650
Other securities	4,338	440	(83)	4,695
Total available for sale	$270,883	$7,744	$(148)	$278,479

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011, and 2010
(Dollars in Thousands, Except Per Share Data)

NOTE  4 –SECURITIES (Continued)

The amortized cost and fair value of securities at December 31, 2012 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available for sale
Due in one year or less	$726	$682
Due after one year through five years	19,613	20,117
Due after five years through ten years	9,712	9,829
Due after ten years	1,230	1,824
Corporate preferred securities	1,092	1,576
Mortgage-backed securities of government sponsored agencies	241,638	249,947
Total available for sale	$274,011	$283,975

A $545 gain was recognized from calls of securities in 2012 while an $18 gain was recognized from calls in 2011.  There were no sales of securities in 2012, 2011 or 2010.

Securities with an approximate carrying value of $173,015 and $147,496 at December 31, 2012 and 2011 were pledged to secure public deposits, trust funds, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

Securities with unrealized losses at year-end 2012 aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S government sponsored agency CMO's – residential	$2,077	$(11)	$-	$-	$2,077	$(11)
Other securities	-	-	4	(73)	4	(73)

Total temporarily impaired	$2,077	$(11)	$4	$(73)	$2,081	$(84)

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011, and 2010
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

The investment portfolio is predominately high quality interest-bearing bonds with defined maturity dates backed by the U.S. Government or Government sponsored entities.  The unrealized losses at December 31, 2012 and December 31, 2011 are price changes resulting from changes in the interest rate environment and are considered to be temporary declines in the value of the securities. Their fair value is expected to recover as the bonds approach their maturity date and/or market conditions improve.

NOTE  5 - LOANS

Major classifications of loans at year-end are summarized as follows:

	2012	2011
Residential real estate	$214,743	$221,756
Multifamily real estate	28,673	34,335
Commercial real estate:
Owner occupied	91,902	101,864
Non owner occupied	178,849	166,540
Commercial and industrial	84,430	76,960
Consumer	28,128	30,090
All other	77,900	59,378
	$704,625	$690,923

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011, and 2010
(Dollars in Thousands, Except Per Share Data)

NOTE  5 – LOANS (Continued)

Certain directors and executive officers of the Banks and companies in which they have beneficial ownership, were loan customers of the Banks during 2012 and 2011.  Such related party loans are governed by federal banking regulations which require such loans to be made in the ordinary course of business.

An analysis of the 2012 activity with respect to all director and executive officer loans is as follows:

Balance, December 31, 2011	$18,412
Additions, including loans now meeting disclosure requirements	2,865
Amounts collected and loans no longer meeting disclosure requirements	(4,638)
Balance, December 31, 2012	$16,639

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011, and 2010
(Dollars in Thousands, Except Per Share Data)

NOTE  5 – LOANS (Continued)

Activity in the Allowance for Loan Losses

Activity in the allowance for loan losses by portfolio segment for the year ending December 31, 2012 was as follows:

Loan Class	Balance Dec 31, 2011	Provision for loan losses	Loans charged-off	Recoveries	Balance Dec 31, 2012

Residential real estate	$2,134	$709	$(728)	$48	$2,163
Multifamily real estate	284	47	-	-	331
Commercial real estate:
Owner occupied	918	(68)	(15)	282	1,117
Non owner occupied	2,381	(198)	(318)	23	1,888
Commercial and industrial	1,880	2,419	(1,259)	6	3,046
Consumer	298	72	(227)	101	244
All other	1,900	1,279	(606)	126	2,699
Total	$9,795	$4,260	$(3,153)	$586	$11,488

Activity in the allowance for loan losses by portfolio segment for the year ending December 31, 2011 was as follows:

Loan Class	Balance Dec 31, 2010	Provision for loan losses	Loans charged-off	Recoveries	Balance Dec 31, 2011

Residential real estate	$2,666	$(241)	$(347)	$56	$2,134
Multifamily real estate	252	11	-	21	284
Commercial real estate:
Owner occupied	1,141	(52)	(171)	-	918
Non owner occupied	1,644	1,081	(382)	38	2,381
Commercial and industrial	2,421	(555)	(23)	37	1,880
Consumer	366	(4)	(152)	88	298
All other	1,375	3,390	(2,951)	86	1,900
Total	$9,865	$3,630	$(4,026)	$326	$9,795

Activity in the allowance for loan losses was as follows:

2010
Balance, beginning of year	$7,569
Loans charged off	(1,473)
Recoveries	472
Provision for loan losses	3,297
Balance, end of year	$9,865

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011, and 2010
(Dollars in Thousands, Except Per Share Data)

NOTE  5 – LOANS (Continued)

Purchased Loans

The Company holds purchased loans for which there was, at their acquisition date, evidence of deterioration of credit quality since their origination and it was probable, at acquisition, that all contractually required payments would not be collected.  The carrying amount of those loans is as follows at December 31, 2012 and December 31, 2011.

	2012	2011
Residential Real Estate	$202	$282
Multifamily Real Estate	3,173	3,708
Commercial Real Estate
Owner Occupied	271	1,934
Non owner Occupied	5,896	6,427
Commercial and industrial	511	583
All other	4,496	1,925
Total carrying amount	$14,549	$14,859

Carrying amount, net of allowance	$14,049	$14,859

For those purchased loans disclosed above, the Company decreased the allowance for loan losses by $190 for the year ended December 31, 2011 and increased the allowance for loan losses by $500 for the year ended December 31, 2012.

For the majority of these loans in 2012, and for all of these loans prior to 2012, the Company cannot reasonably estimate the cash flows expected to be collected on the loans and therefore has continued to account for the loans using the cost recovery method of income recognition.  As such, no portion of a purchase discount adjustment has been determined to meet the definition of an accretable yield adjustment.  If, in the future, cash flows from the borrower(s) can be reasonably estimated, a portion of the purchase discount would be allocated to an accretable yield adjustment based upon the present value of the future estimated cash flows versus the current carrying value of the loan and the accretable yield portion would be recognized as interest income over the remaining life of the loan.  Until such accretable yield can be calculated, under the cost recovery method of income recognition, all payments will be used to reduce the carrying value of the loan and no income will be recognized on the loan until the carrying value is reduced to zero.  Any loan accounted for under the cost recovery method is also still included as a non-accrual loan in the amounts presented in the tables below.

During 2012, the Company determined that the cash flows from borrowers on a limited number of purchased loans could be reasonably estimated.  As such, a portion of the non-accretable difference was reclassified to accretable yield and is being recognized as interest income over the remaining life of the loan(s).

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011, and 2010
(Dollars in Thousands, Except Per Share Data)

NOTE  5 – LOANS (Continued)

The accretable yield, or income expected to be collected, on the purchased loans above is as follows at December 31, 2012.  There was no accretable yield on the purchased loans above prior to January 1, 2012.

2012
Balance at January 1	$-
New loans purchased	-
Accretion of income	(6)
Reclassifications from non-accretable difference	641
Disposals	-
Balance at December 31	$635

During 2012, the Company purchased $9,969 of contractually required payments on a loan classified as “all other” for which it was probable at acquisition that all contractually required payments would not be collected.  The fair value on the loan was estimated to be $2,772 at the time of acquisition.  The Company cannot reasonably estimate the cash flows expected to be collected on the loan as the loan is in the process of collection and the proceeds for repayment are expected to come from collateral sales, the timing of which cannot be reasonably estimated.  As such, no portion of a purchase discount adjustment has been determined to meet the definition of an accretable yield adjustment.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011, and 2010
(Dollars in Thousands, Except Per Share Data)

NOTE  5 – LOANS (Continued)

Past Due and Non-performing Loans

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2012 and December 31 2011.  The recorded investment in non-accrual loans is less than the principal owed on non-accrual loans due to discounts applied to the carrying value of the loan at time of their acquisition and interest payments made by the borrower which have been used to reduce the recorded investment in the loan rather than recognized as interest income.

December 31, 2012	Principal Owed on Non-accrual Loans	Recorded Investment in Non-accrual Loans	Loans Past Due Over 90 Days, still accruing

Residential real estate	$3,145	$2,813	$208
Multifamily real estate	5,501	4,390	227
Commercial real estate
Owner occupied	1,153	976	783
Non owner occupied	3,207	2,174	74
Commercial and industrial	11,407	9,897	555
Consumer	278	267	-
All other	5,468	5,289	2,043
Total	$30,159	$25,806	$3,890

December 31, 2011	Principal Owed on Non-accrual Loans	Recorded Investment in Non-accrual Loans	Loans Past Due Over 90 Days, still accruing

Residential real estate	$4,479	$4,111	$1,216
Multifamily real estate	13,118	11,139	-
Commercial real estate
Owner occupied	9,970	8,260	851
Non owner occupied	12,938	9,835	1,596
Commercial and industrial	4,756	3,227	814
Consumer	246	237	50
All other	9,198	5,545	-
Total	$54,705	$42,354	$4,527

Nonaccrual loans and impaired loans are defined differently. Some loans may be included in both categories, and some may only be included in one category. Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011, and 2010
(Dollars in Thousands, Except Per Share Data)

NOTE  5 – LOANS (Continued)

The following table presents the aging of the recorded investment in past due loans as of December 31, 2012 by class of loans:
Loan Class	Total Loans	30-89 Days Past Due	Greater than 90 days past due	Total Past Due	Loans Not Past Due

Residential real estate	$214,743	$9,356	$2,040	$11,396	$203,347
Multifamily real estate	28,673	695	3,893	4,588	24,085
Commercial real estate:
Owner occupied	91,902	6,212	1,129	7,341	84,561
Non owner occupied	178,849	5,267	2,248	7,515	171,334
Commercial and industrial	84,430	2,306	2,485	4,791	79,639
Consumer	28,128	602	176	778	27,350
All other	77,900	468	7,332	7,800	70,100
Total	$704,625	$24,906	$19,303	$44,209	$660,416

The following table presents the aging of the recorded investment in past due loans as of December 31, 2011 by class of loans:
Loan Class	Total Loans	30-89 Days Past Due	Greater than 90 days past due	Total Past Due	Loans Not Past Due

Residential real estate	$221,756	$6,729	$3,635	$10,364	$211,392
Multifamily real estate	34,335	3,249	8,892	12,141	22,194
Commercial real estate:
Owner occupied	101,864	8,081	3,981	12,062	89,802
Non owner occupied	166,540	2,444	6,065	8,509	158,031
Commercial and industrial	76,960	1,714	3,153	4,867	72,093
Consumer	30,090	497	233	730	29,360
All other	59,378	222	5,532	5,754	53,624
Total	$690,923	$22,936	$31,491	$54,427	$636,496

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011, and 2010
(Dollars in Thousands, Except Per Share Data)

NOTE  5 – LOANS (Continued)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2012:
	Allowance for Loan Losses				Loan Balances
Loan Class	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total

Residential real estate	$358	$1,805	$-	$2,163	$4,609	$209,932	$202	$214,743
Multifamily real estate	-	331	-	331	1,670	23,830	3,173	28,673
Commercial real estate:
Owner occupied	74	1,043	-	1,117	2,511	89,120	271	91,902
Non-owner occupied	362	1,526	-	1,888	2,627	170,326	5,896	178,849
Commercial and industrial	2,173	873	-	3,046	10,799	73,120	511	84,430
Consumer	-	244	-	244	-	28,128	-	28,128
All other	375	1,824	500	2,699	4,271	69,133	4,496	77,900
Total	$3,342	$7,646	$500	$11,488	$26,487	$663,589	$14,549	$704,625

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

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011, and 2010
(Dollars in Thousands, Except Per Share Data)

NOTE  5 – LOANS (Continued)

In the tables below, total individually evaluated impaired loans include certain purchased loans that were acquired with deteriorated credit quality that are still individually evaluated for impairment.

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2012.  The table includes $9,421 of loans acquired with deteriorated credit quality that are still individually evaluated for impairment.

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Residential real estate	$1,886	$1,714	$-
Multifamily real estate	6,332	4,533	-
Commercial real estate
Owner occupied	2,876	2,196	-
Non owner occupied	3,912	2,916	-
Commercial and industrial	2,031	837	-
All other	3,426	3,427	-
	20,463	15,623	-
With an allowance recorded:
Residential real estate	$3,118	$3,097	$358
Commercial real estate
Owner occupied	586	586	74
Non owner occupied	809	789	362
Commercial and industrial	10,771	10,473	2,173
All other	5,517	5,340	875
	20,801	20,285	3,842
Total	$41,264	$35,908	$3,842

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011, and 2010
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

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011, and 2010
(Dollars in Thousands, Except Per Share Data)

NOTE  5 – LOANS (Continued)

Impaired loans were as follows:

	2012	2011	2010
Impaired loans at year-end with an allowance	$20,285	$15,205	$17,397
Impaired loans at year-end with no allowance	15,623	43,898	31,703
Amount of the allowance for loan losses allocated	3,842	3,047	2,522
Average of impaired loans during the year	49,690	53,719	67,942
Interest income recognized during impairment	4,472	1,836	789
Cash-basis interest income recognized	4,416	1,802	733

The following table presents by loan class, the average balance of loans individually evaluated for impairment and interest income recognized on these loans for the year ended December 31, 2012 and December 31, 2011.   The table includes loans acquired with deteriorated credit quality that are still individually evaluated for impairment.

	Year ended December 31, 2012			Year ended December 31, 2011
Loan Class	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized

Residential real estate	$8,887	$518	$516	$2,227	$84	$81
Multifamily real estate	6,143	1,408	1,406	8,428	150	151
Commercial real estate:
Owner occupied	7,195	1,025	1,028	12,653	1,083	1,082
Non-owner occupied	9,785	73	79	11,417	113	84
Commercial and industrial	10,052	427	417	7,196	217	211
Consumer	29	2	2	43	5	5
All other	7,599	1,019	968	11,755	184	188
Total	$49,690	$4,472	$4,416	$53,719	$1,836	$1,802

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011, and 2010
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

The following table presents TDR’s as of December 31, 2012 and December 31, 2011:

December 31, 2012	TDR’s on Non-accrual	Other TDR’s	Total TDR’s

Residential real estate	$1,020	$240	$1,260
Commercial real estate
Owner occupied	-	4,224	4,224
Non owner occupied	-	4,920	4,920
Commercial and industrial	2	2,525	2,527
All other	-	2,197	2,197
Total	$1,022	$14,106	$15,128

December 31, 2011	TDR’s on Non-accrual	Other TDR’s	Total TDR’s

Residential real estate	$59	$1,371	$1,430
Commercial real estate
Owner occupied	4,541	-	4,541
Non owner occupied	3,135	1,641	4,776
Commercial and industrial	42	897	939
Consumer	11	1	12
All other	-	2,041	2,041
Total	$7,788	$5,951	$13,739

At December 31, 2012, $220 in specific reserves was allocated to loans that had restructured terms.  At December 31, 2011, $238 in specific reserves was allocated to loans that had restructured terms.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011, and 2010
(Dollars in Thousands, Except Per Share Data)

NOTE  5 – LOANS (Continued)

The following table presents TDR’s that occurred during the years ended December 31, 2012 and December 31, 2011.

	Year ended December 31, 2012			Year ended December 31, 2011
Loan Class	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Residential real estate	-	$-	$-	1	$827	$827
Commercial real estate
Owner occupied	-	-	-	1	4,541	4,541
Non-owner occupied	1	519	519	2	4,689	4,689
Commercial and industrial	1	1,809	1,809	2	894	894
All other	1	190	190	1	2,041	2,041
Total	3	$2,518	$2,518	7	$12,992	$12,992

The troubled debt restructurings described above increased the allowance for loan losses by $168 during the year ended December 31, 2012 and $178 during the year ended December 31, 2011.

During the years ended December 31, 2012 and December 31, 2011, there were no TDR’s for which there was a payment default within twelve months following the modification.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011, and 2010
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

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011, and 2010
(Dollars in Thousands, Except Per Share Data)

NOTE  5 – LOANS (Continued)

As of December 31, 2012, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

Loan Class	Pass	Special Mention	Substandard	Doubtful	Total Loans

Residential real estate	$195,210	$10,115	$9,327	$91	$214,743
Multifamily real estate	19,747	1,912	7,014	-	28,673
Commercial real estate:
Owner occupied	74,529	8,994	8,379	-	91,902
Non-owner occupied	163,337	7,685	7,827	-	178,849
Commercial and industrial	70,180	2,739	11,508	3	84,430
Consumer	27,931	123	74	-	28,128
All other	64,009	814	12,386	691	77,900

Total	$614,943	$32,382	$56,515	$785	$704,625

As of December 31, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

Loan Class	Pass	Special Mention	Substandard	Doubtful	Total Loans

Residential real estate	$198,865	$8,105	$14,731	$55	$221,756
Multifamily real estate	16,798	2,218	15,319	-	34,335
Commercial real estate:
Owner occupied	79,753	5,377	16,600	134	101,864
Non-owner occupied	146,305	4,883	15,352	-	166,540
Commercial and industrial	58,158	8,675	10,095	32	76,960
Consumer	29,753	198	102	37	30,090
All other	43,485	1,052	14,064	777	59,378

Total	$573,117	$30,508	$86,263	$1,035	$690,923

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011, and 2010
(Dollars in Thousands, Except Per Share Data)

NOTE 6 – PREMISES AND EQUIPMENT

Year-end premises and equipment were as follows:

	2012	2011
Land and improvements	$3,614	$3,614
Buildings and leasehold improvements	13,454	13,404
Furniture and equipment	8,974	8,433
	26,042	25,451
Less: accumulated depreciation	(10,090)	(9,096)
	$15,952	$16,355

Operating Leases: The Company leases certain branch and other properties as well as some equipment under operating leases.  Some leases provide for periodic rate adjustments based on cost-of-living index changes. Rent expense, net of rental income, was $985, $1,162 and $1,131 for 2012, 2011, and 2010.  Rent commitments, before considering renewal options that generally are present, were as follows:

2013	$952
2014	712
2015	686
2016	659
2017 and thereafter	740
$3,749

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011, and 2010
(Dollars in Thousands, Except Per Share Data)

NOTE  7 – GOODWILL AND OTHER INTANGIBLE ASSETS

The change in the balance for goodwill during the year is as follows:

	2012	2011	2010
Beginning of year	$29,875	$29,875	$28,724
Acquired goodwill and other adjustments	-	-	1,151
Impairment	-	-	-
End of year	$29,875	$29,875	$29,875

Acquired intangible assets at December 31, 2012 and 2011 were as follows.

	2012		2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Core deposit intangible	$5,355	$(2,634)	$5,355	$(1,962)

Aggregate intangible amortization expense was $672 for 2012, $792 for 2011, and $618 for 2010.

Estimated amortization expense for each of the next five years:

2013	599
2014	575
2015	575
2016	457
2017 and thereafter	515
$2,721

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011, and 2010
(Dollars in Thousands, Except Per Share Data)

NOTE  8 – DEPOSITS

At December 31, 2012 the scheduled maturities of time deposits are as follows:

2013	$221,014
2014	71,092
2015	27,527
2016	22,451
2017 and thereafter	11,226
$353,310

Certain directors and executive officers of the Banks and companies in which they have beneficial ownership were deposit customers of the Banks during 2012 and 2011.  The balance of such deposits at December 31, 2012 and 2011 were approximately $10,689 and $12,238.

NOTE 9 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase generally mature within one to ninety days from the transaction date.  Information concerning securities sold under agreements to repurchase is summarized as follows:

	2012	2011
Year-end balance	$26,102	$23,205
Average balance during the year	$20,944	$24,535
Average interest rate during the year	0.42%	0.64%
Maximum month-end balance during the year	$26,102	$31,796
Weighted average interest rate at year-end	0.23%	0.49%

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011, and 2010
(Dollars in Thousands, Except Per Share Data)

NOTE 10 – FEDERAL HOME LOAN BANK ADVANCES

The Banks own stock of the Federal Home Loan Bank of Cincinnati, Ohio (FHLB-Cin), and Federal Home Loan Bank of Pittsburgh, Pennsylvania (FHLB-Pitt). This stock allows the Banks to borrow advances from the FHLB.

During 2012, the Banks paid-off all FHLB advances as they matured and there were no borrowings outstanding at December 31, 2012.  At December 31, 2011, advances from these Federal Home Loan Banks were as follows:

2011
Payments due at maturity in March 2012, fixed rate at 1.81%	$10,042
Payments due monthly with maturity in July 2012, fixed rate at 4.40%	41
Overnight borrowed funds	-
$10,083

Advances are secured by the FHLB stock and substantially all single family first mortgage loans of the participating Banks.  Advances may also be secured by specifically pledged investment securities.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011, and 2010
(Dollars in Thousands, Except Per Share Data)

NOTE 11 – NOTES PAYABLE AND OTHER BORROWED FUNDS

On April 30, 2008, the Company executed and delivered to First Guaranty Bank of Hammond, Louisiana a Promissory Note and Business Loan Agreement dated April 30, 2008 for the principal amount of $11,550, bearing interest floating daily at the “Wall Street Journal” prime rate (the “Index”) minus 1.00% and requiring 59 monthly principal payments of $50 and one final payment of $8.6 million due at maturity on April 30, 2013.  On December 31, 2009, the Company executed and delivered to First Guaranty Bank a modification agreement whereby the interest rate would fixed at 3.96% through the remaining maturity of the note.  The note is secured by a pledge of 25% of Premier’s interest in Premier Bank (a wholly owned subsidiary) under Commercial Pledge Agreement modified on May 3, 2011.  The proceeds of this note were used to fund the $9,000 of cash needed to purchase Traders Bankshares, Inc. and to refinance the remaining $2,550 balance of Premier’s outstanding note with First Guaranty Bank dated January 31, 2006. At the time of origination, Premier’s chairman owned approximately 27.6% of the voting stock of First Guaranty Bank and was the chairman of its board of directors.  Premier’s board of directors reviewed the loan terms and authorized the Company to enter into the loan transaction.  The outstanding principal balance on the borrowing at December 31, 2012 was $7,449.

In conjunction with the modification agreement with First Guaranty Bank, the Company executed and delivered a Promissory Note and Business Loan Agreement dated December 31, 2009 establishing a line of credit in the principal amount of $1,000, bearing interest floating daily at the “Wall Street Journal” prime rate (initially 3.25%), with a floor of 4.50%.  Under the terms of the Promissory Note, the Company may request and receive advances from First Guaranty Bank from time to time, but the aggregate outstanding principal balance under the Promissory Note at any time shall not exceed $1,000, and the right to request and receive monies from First Guaranty Bank shall cease and terminate on June 30, 2011.  Since June 30, 2011, the line of credit has been extended to June 30, 2013 and the principal amount has been increased to $2,000.  Accrued interest on any amounts outstanding is payable monthly, and any amounts outstanding are payable on demand or on June 30, 2013.  The Promissory Note is also secured by the pledge of 25% of Premier’s interest in Premier Bank (a wholly owned subsidiary) under a Commercial Pledge Agreement modified on June 30, 2012.  At December 31, 2012, the Company had no outstanding debt on this line of credit from First Guaranty Bank.

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

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011, and 2010
(Dollars in Thousands, Except Per Share Data)

NOTE 11 – NOTES PAYABLE AND OTHER BORROWED FUNDS (Continued)

used to pay off the remaining $2,904 balance on Premier’s $6,500 Term Note with the Bankers’ Bank, pay off the $2,400 balance on Premier’s $4,300 Line of Credit with the Bankers’ Bank and provide a $6,000 capital injection into Citizens Deposit Bank and Trust (“Citizens”), Premier’s wholly owned subsidiary, to facilitate Citizens’ purchase of four branches from Integra Bank National Association.  The outstanding principal balance on the borrowing at December 31, 2012 was $8,600.

On September 7, 2012, Premier Financial Bancorp, Inc. (“Premier”) executed and delivered to The Bankers’ Bank of Kentucky, Inc. of Frankfort, Kentucky (“Bankers’ Bank”) a Promissory Note and Loan Agreement dated September 7, 2012 establishing a line of credit in the principal amount of $5,000, bearing interest floating daily at the “JP Morgan Chase” prime rate (initially 3.25%), with a floor of 4.50%.  Under the terms of the Promissory Note, Premier may request and receive advances from Bankers’ Bank from time to time, but the aggregate outstanding principal balance under the Promissory Note at any time shall not exceed $5,000, and the right to request and receive monies from Bankers’ Bank shall cease and terminate on September 7, 2013.  Accrued interest on amounts outstanding is payable quarterly, and any amounts outstanding are payable on demand or on September 7, 2013.  The Promissory Note is secured by a pledge of Premier’s 100% interest in Citizens Deposit Bank and Trust, Inc. (a wholly owned subsidiary) under a Stock Pledge and Security Agreement dated September 7, 2012.  This line of credit replaces a $5,000 line of credit Premier had with First Sentry Bank, of Huntington, West Virginia. At the time of the execution of these agreements, Premier had no outstanding debt to First Sentry Bank.  At December 31, 2011 Premier had no outstanding balance on this line of credit with Bankers’ Bank

Scheduled principal payments due on the bank borrowings subsequent to December 31, 2012 are as follows:

2013	$8,579
2014	1,130
2015	1,130
2016	1,130
2017	1,130
Thereafter	2,950
$16,049

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011, and 2010
(Dollars in Thousands, Except Per Share Data)

NOTE 12 – INCOME TAXES

The components of the provision (benefit) for income taxes are as follows:

	2012	2011	2010
Current	$5,105	$376	$2,031
Deferred	568	4,099	2,041
Change in valuation allowance	-	(675)	(255)
Provision for income taxes	$5,673	$3,800	$3,817

The Company’s deferred tax assets and liabilities at December 31 are shown below.

	2012	2011
Deferred tax assets
Allowance for loan losses	$4,181	$3,497
Purchase accounting adjustments	3,745	5,470
Net operating loss carryforward	1,409	2,076
Write-downs of other real estate owned	748	424
Taxable income on non-accrual loans	1,955	841
Security writedown	250	253
Accrued expenses	131	157
Other	11	22
Total deferred tax assets	12,430	12,740

Deferred tax liabilities
Amortization of intangibles	$(4,405)	$(4,052)
Depreciation	(1,027)	(1,009)
Federal Home Loan Bank dividends	(377)	(382)
Deferred loan fees	(548)	(450)
Unrealized gain on investment securities	(3,388)	(2,583)
Other	(61)	(267)
Total deferred tax liabilities	(9,806)	(8,743)

Net deferred taxes	$2,624	$3,997

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011, and 2010
(Dollars in Thousands, Except Per Share Data)

NOTE 12 – INCOME TAXES (Continued)

At December 31, 2012 the Company had federal net operating loss carryforwards of $2,779 and various state net operating loss carryforwards of $9,311 which begin to expire in 2022.  The deductibility of these net operating losses is limited under IRC Sec. 382.

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

An analysis of the differences between the effective tax rates and the statutory U.S. federal income tax rate is as follows:

	2012		2011		2010
U.S. federal income tax rate	$5,439	34.0%	$3,729	34.0%	$4,416	34.0%
Changes from the statutory rate
State income taxes, net	266	1.7	208	1.9	239	1.9
Tax-exempt interest income	(173)	(1.1)	(194)	(1.8)	(209)	(1.6)
Non-deductible interest expense related to carrying tax-exempt interest earning assets	12	0.1	8	0.1	11	0.1
Non-deductible stock compensation expense	62	0.4	36	0.3	18	0.1
State deferred rate change, net	110	0.7	1,012	9.2	(377)	(2.9)
Tax credits, net	(49)	(0.3)	(49)	(0.4)	(49)	(0.4)
Change in valuation allowance, net	-	-	(675)	(6.1)	(255)	(2.0)
Other	6	0.0	(275)	(2.5)	23	0.2
	$5,673	35.5%	$3,800	34.7%	$3,817	29.4%

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011, and 2010
(Dollars in Thousands, Except Per Share Data)

NOTE 12 – INCOME TAXES (Continued)

Unrecognized Tax Benefits: The Company does not have any beginning or ending unrecognized tax benefits. The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.  There were no interest and penalties recorded in the income statement or accrued for the year ended December 31, 2012, 2011 and 2010 related to unrecognized tax benefits.

The Company and its subsidiaries file a consolidated U.S. Corporation income tax return and a combined return in the state of West Virginia and the District of Columbia. The Company also files a corporate income tax return in the state of Kentucky and Maryland.  The Company is no longer subject to examination by taxing authorities for years before 2009.

NOTE 13 – EMPLOYEE BENEFIT PLANS

The Company has qualified profit sharing plans that cover substantially all employees. Contributions to the plans consist of a Company match and additional amounts at the discretion of the Company’s Board of Directors.  Total contributions to the plans were $379, $385 and $392 in 2012, 2011, and 2010.

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

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011, and 2010
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

The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield in effect at the time of the grant.  The expected option life was estimated since there has been little option exercise history.  The expected stock price volatility is based on historical volatilities of the Company’s common stock.  The dividend yield was estimated using historical dividends and dividend yields since at the time of the option grant the Company was restricted from paying dividends by its primary regulator.

Compensation expense of $181, $106 and $53 was recorded for the years ended December 31, 2012, 2011, and 2010, respectively.  Stock-based compensation expense is recognized ratably over the requisite service period for all awards. Unrecognized stock-based compensation expense related to stock options totaled $138 at December 31, 2012. This unrecognized expense is expected to be recognized over the next 26 months based on the vesting periods of the options.

During the year ending December 31, 2012, 25,550 options were exercised while no options were exercised during the years ending December 31, 2011 and December 31, 2010.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011, and 2010
(Dollars in Thousands, Except Per Share Data)

NOTE 14 – STOCK COMPENSATION EXPENSE (Continued)

A summary of the Company’s stock option activity is as follows:

	----------2012----------		----------2011----------		----------2010----------
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	350,949	$9.69	255,649	$10.77	212,449	$11.18
Grants	105,700	7.47	102,000	6.95	47,700	8.90
Exercises	(25,550)	7.52	-	-	-	-
Forfeitures or expired	(38,733)	9.61	(6,700)	9.10	(4,500)	10.47
Outstanding at year-end	392,366	$9.24	350,949	$9.69	255,649	$10.77

Exercisable at year-end	220,646	$10.68	206,727	$11.36	165,699	$11.89
Weighted average remaining life	6.6		6.4		6.3

Options outstanding at year-end are expected to fully vest.

Additional information regarding stock options outstanding and exercisable at December 31, 2012 is provided in the following table:

	- - - - - - - - Outstanding - - - - - - - -			- - - - - - - - Currently Exercisable - - - - - - - -
Range of Exercise Prices	Number	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value

$6.50 to $10.00	280,433	$7.48	$945	108,713	6.1	$7.62	$351
$10.01 to $12.50	23,333	11.62	-	23,333	2.1	11.62	-
$12.51 to $15.00	63,600	13.46	-	63,600	4.7	13.46	-
$15.01 to $17.50	25,000	16.00	-	25,000	3.1	16.00	-
Outstanding at Dec 31, 2012	392,366	9.24	$945	220,646	4.9	10.68	$351

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011, and 2010
(Dollars in Thousands, Except Per Share Data)

NOTE 15 – RELATED PARTY TRANSACTIONS

During 2012, 2011 and 2010, the Company paid approximately $385, $562, and $508 for printing, supplies, statement rendering, furniture, and equipment to a company affiliated by common ownership.  The Company also paid another affiliate approximately $797, $863, and $889 in 2012, 2011 and 2010 to permit the Company’s employees to participate in that entity’s employee medical benefit plan.

During 2012, 2011 and 2010, the Company paid approximately $52, $52, and $52 to lease its headquarters facility at 2883 Fifth Avenue, Huntington, West Virginia from River City Properties, LLC, an entity 12.5% owned by the Company’s Chairman of the Board.

NOTE 16 – EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the earnings per common share and earnings per common share assuming dilution computations for 2012, 2011 and 2010 is presented below:

	2012	2011	2010
Basic earnings per share
Income available to common stockholders	$10,155	$5,947	$7,923
Weighted average common shares outstanding	7,940,892	7,937,143	7,937,143
Earnings per share	$1.28	$0.75	$1.00

Diluted earnings per share
Income available to common stockholders	$10,155	$5,947	$7,923
Weighted average common shares outstanding	7,940,892	7,937,143	7,937,143
Add dilutive effects of potential additional common stock	240,611	97,936	185,559
Weighted average common and dilutive potential Common shares outstanding	8,181,503	8,035,079	8,122,702
Earnings per share assuming dilution	$1.24	$0.74	$0.98

Stock options for 183,699, 312,449, and 213,049 shares of common stock were not considered in computing diluted earnings per share for 2012, 2011, and 2010 because they were antidilutive.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011, and 2010
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
December 31, 2012, 2011, and 2010
(Dollars in Thousands, Except Per Share Data)

NOTE  17 – FAIR VALUE (Continued)

The carrying amounts and estimated fair values of financial instruments at December 31, 2012 were as follows:

		Fair Value Measurements at December 31, 2012 Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and due from banks	$66,009	$66,009	$-	$-	$66,009
Federal funds sold	4,236	4,236	-	-	4,236
Securities available for sale	283,975	-	283,835	140	283,975
Loans held for sale	200	-	-	200	200
Loans, net	693,137	-	-	691,519	691,519
Federal Home Loan Bank stock	4,181	n/a	n/a	n/a	n/a
Interest receivable	3,403	-	827	2,576	3,403

Financial liabilities
Deposits	$(930,583)	$(577,274)	$(356,730)	$-	$(934,004)
Securities sold under agreements to repurchase	(26,102)	-	(26,102)	-	(26,102)
Other borrowed funds	(16,049)	-	(16,022)	-	(16,022)
Interest payable	(489)	(6)	(483)	-	(489)

The carrying amount and estimated fair values of financial instruments at December 31, 2011 were as follows:

	2011
	Carrying Amount	Fair Value
Financial assets
Cash and due from banks	$72,056	$72,056
Federal funds sold	10,832	10,832
Securities available for sale	278,479	278,479
Loans held for sale	70	70
Loans, net	681,128	675,616
Federal Home Loan Bank stock	5,216	n/a
Interest receivable	3,497	3,497

Financial liabilities
Deposits	$(925,078)	$(929,796)
Securities sold under agreements to repurchase	(23,205)	(23,205)
Federal Home Loan Bank advances	(10,083)	(10,141)
Other borrowed funds	(18,130)	(18,101)
Interest payable	(712)	(712)

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011, and 2010
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

Assets and liabilities measured at fair value on a recurring basis at December 31, 2012 are summarized below:

		Fair Value Measurements at December 31, 2012 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale
Mortgage-backed securities
U. S. agency MBS - residential	$37,100	$-	$37,100	$-
U. S. agency CMO’s - residential	212,847	-	212,847	-
Total mortgage-backed securities of government sponsored agencies	249,947	-	249,947	-
U. S. government sponsored agency securities	22,244	-	22,244	-
Obligations of states and political subdivisions	7,860	-	7,720	140
Other securities	3,924	-	3,924	-
Total available for sale	$283,975	$-	$283,835	$140

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011, and 2010
(Dollars in Thousands, Except Per Share Data)

NOTE  17 – FAIR VALUE (Continued)

Assets and liabilities measured at fair value on a recurring basis at December 31, 2011 are summarized below:

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

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2012 and 2011:

Securities Available-for-sale
	Year Ended Dec. 31, 2012	Year Ended Dec. 31, 2011
Balance of recurring Level 3 assets at beginning of period	$140	$140
Total gains or losses (realized/unrealized):
Included in earnings – realized	-	-
Included in earnings – unrealized	-	-
Included in other comprehensive income	-	-
Purchases, sales, issuances and settlements, net	-	-
Transfers in and/or out of Level 3	-	-
Balance of recurring Level 3 assets at year-end	$140	$140

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011, and 2010
(Dollars in Thousands, Except Per Share Data)

NOTE  17 – FAIR VALUE (Continued)

Assets and Liabilities Measured on a Non-Recurring Basis

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument measured on a non-recurring basis:

Impaired Loans:  The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent collateral appraisals. Real estate appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and unique to each property and result in a Level 3 classification of the inputs for determining fair value.  Non-real estate collateral may be valued using an appraisal, net book value per the borrower's financial statements, or aging reports.  Management periodically evaluates the appraised collateral values and will discount the collateral's appraised value to account for a number of factors including but not limited to the cost of liquidating the collateral, the age of the appraisal, observable deterioration since the appraisal, management's expertise and knowledge of the client and client's business, or other factors unique to the collateral.  To the extent an adjusted collateral value is lower than the carrying value of an impaired loan, a specific allocation of the allowance for loan losses is assigned to the loan.

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

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011, and 2010
(Dollars in Thousands, Except Per Share Data)

NOTE  17 – FAIR VALUE (Continued)

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at December 31, 2012 Using
	Dec 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Residential Real Estate	$2,739	$-	$-	$2,739
Commercial Real Estate
Owner Occupied	512	-	-	512
Non-owner Occupied	427	-	-	427
Commercial and Industrial	8,300	-	-	8,300
All Other	4,465	-	-	4,465
Total impaired loans	16,443	$-	$-	$16,443

Other real estate owned:
Residential Real Estate	$255	$-	$-	$255
Commercial Real Estate
Owner Occupied	250	-	-	250
Non-owner Occupied	1,031	-	-	1,031
All Other	6,432	-	-	6,432
Total OREO	$7,968	$-	$-	$7,968

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011, and 2010
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

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $20,285 at December 31, 2012 with a valuation allowance of $3,842 and a carrying amount of $15,205 at December 31, 2011 with a valuation allowance of $3,047, resulting in a provision for loan losses of $795 for the year ended December 31, 2012, compared to a $525 provision for loan losses for the year ended December 31, 2011.

Other real estate owned measured at fair value less costs to sell, had a net carrying amount of $7,968, which is made up of the outstanding balance of $9,945, net of a valuation allowance of $1,977 at December 31, 2012, resulting in write downs of $1,410 during the year ended December 31, 2012. At December 31, 2011, other real estate owned had a net carrying amount of $14,083, made up of the outstanding balance of $15,288 net of a $1,205 valuation allowance.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011, and 2010
(Dollars in Thousands, Except Per Share Data)

NOTE  17 – FAIR VALUE (Continued)

	December 31, 2012	Valuation Techniques	Unobservable Inputs	Range (Weighted Avg)
Impaired loans:
Residential Real Estate	$2,739	sales comparison	adjustment for differences between the comparable sales	0.8%-76.8%(10.5%)
Commercial Real Estate
Owner Occupied	512	sales comparison	adjustment for limited salability of specialized property	40.0%-70.0%(44.1%)
Non-owner Occupied	427	sales comparison	adjustment for limited salability of specialized property	59.0%-59.0%(59.0%)
Commercial and Industrial	8,300	sales comparison	adjustment for limited salability of specialized property	0.0%-70.0%(44.3%)
All Other	4,465	sales comparison	adjustment for percentage of completion of construction	64.0%-91.4%(64.8%)
Total impaired loans	16,443

Other real estate owned:
Residential Real Estate	$255	sales comparison	adjustment for differences between the comparable sales	0.0%-62.3%(44.1%)
Commercial Real Estate
Owner Occupied	250	sales comparison	adjustment for estimated realizable value	0.0%-17.9%(7.2%)
Non-owner Occupied	1,031	sales comparison	adjustment for differences between the comparable sales	82.7%-82.7%(82.7%)
All Other	6,432	sales comparison	adjustment for estimated realizable value	4.7%-16.6%(12.7%)
Total OREO	$7,968

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011, and 2010
(Dollars in Thousands, Except Per Share Data)

NOTE 18 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Banks are parties to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of their customers.  These financial instruments include standby letters of credit and commitments to extend credit in the form of unused lines of credit. The Banks use the same credit policies in making commitments and conditional obligations as they do for on-balance sheet instruments.  In addition, the Banks offer a service whereby deposit customers for a fee are permitted to overdraw their accounts up to a certain deminimus amount, also known as “courtesy overdraft protection”.  The aggregate unused portion of “overdraft protection” was $11,719 and $11,675 at December 31, 2012 and 2011.

At December 31, 2012 and 2011, the Banks had the following financial instruments whose approximate contract amounts represent credit risk:

	2012	2011
Standby letters of credit	$5,518	$7,479

Commitments to extend credit
Fixed	$7,830	$14,916
Variable	43,256	43,695

Standby letters of credit represent conditional commitments issued by the Banks to guarantee the performance of a third party.  The credit risk involved in issuing these letters of credit is essentially the same as the risk involved in extending loans to customers.  Collateral held varies but primarily includes real estate and certificates of deposit.  Some letters of credit are unsecured.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Outstanding commitments are at current market rates.  Fixed rate loan commitments have interest rates ranging from 1.45% to 21.00%. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Banks evaluate each customer’s creditworthiness on a case-by-case basis. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Collateral held varies but may include accounts receivable, inventory, property and equipment, and income producing properties.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011, and 2010
(Dollars in Thousands, Except Per Share Data)

NOTE 19 - LEGAL PROCEEDINGS

Legal proceedings involving the Company and its subsidiaries periodically arise in the ordinary course of business, including claims by debtors and their related interests against the Company’s subsidiaries following initial collection proceedings. These legal proceedings sometimes can involve claims for substantial damages.  At December 31, 2012 management is unaware of any legal proceedings for which the expected outcome would have a material adverse effect upon the consolidated financial statements of the Company.

NOTE 20 - STOCKHOLDERS’ EQUITY

The Company’s principal source of funds for dividend payments to shareholders is dividends received from the subsidiary Banks.  Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies.  Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, as defined, combined with the retained net profits of the preceding two years, subject to the capital requirements and additional restrictions as discussed below.  During 2013 the Banks could, without prior approval, declare dividends to Premier of approximately $2.1 million plus any 2013 net profits retained to the date of the dividend declaration.

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

These quantitative measures established by regulation to ensure capital adequacy require the Company and Banks to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2012 the Company and the Banks meet all quantitative capital adequacy requirements to which they are subject.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011, and 2010
(Dollars in Thousands, Except Per Share Data)

NOTE 20 - STOCKHOLDERS’ EQUITY (Continued)

As of December 31, 2012, the most recent notification from each of the Banks’ primary Federal regulators categorized the subsidiary Banks as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Banks must maintain minimum Total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table.  There are no conditions or events since that notification that management believes have changed the Banks’ categories.

The dividend rights of holders of Premier’s common shares are also qualified and subject to the dividend rights of holders of Premier’s Series A Preferred Shares.  Due to restrictions placed on it by the Federal Reserve Board of Governors in conjunction with the July 29, 2010 Written Agreement between CB&T and the FRB, Premier deferred its November 15, 2010 and February 15, 2011 quarterly dividends on its Series A Preferred Shares.  On May 13, 2011, Premier was given permission by the FRB and the Board of Governors to pay the deferred November 15, 2010 and February 15, 2011 quarterly dividends on its Series A Preferred Shares in conjunction with the regularly scheduled May 15, 2011 dividend payment.  All subsequent quarterly dividends on Premier’s Series A Preferred Shares have been paid as scheduled.  On July 24, 2012 the FRB announced that it had terminated the July 29, 2010 Written Agreement.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011, and 2010
(Dollars in Thousands, Except Per Share Data)

NOTE 20 - STOCKHOLDERS’ EQUITY (Continued)

The Company’s and the subsidiary Banks’ capital amounts and ratios as of December 31, 2012 are presented in the table below.

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
2012	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets):
Consolidated (1)	$118,262	17.4%	$54,399	8%	$67,999	10%
Premier Bank, Inc.	90,977	19.3	37,659	8	47,073	10
Citizens Deposit Bank	35,794	17.2	16,610	8	20,762	10

Tier I Capital (to Risk-Weighted Assets):
Consolidated (1)	$109,725	16.1%	$27,199	4%	$40,799	6%
Premier Bank, Inc.	85,060	18.1	18,829	4	28,244	6
Citizens Deposit Bank	33,194	16.0	8,305	4	12,457	6

Tier I Capital (to Average Assets):
Consolidated (1)	$109,725	10.0%	$43,697	4%	$54,621	5%
Premier Bank, Inc.	85,060	11.8	28,940	4	36,175	5
Citizens Deposit Bank	33,194	9.0	14,700	4	18,375	5

2011
Total Capital (to Risk-Weighted Assets):
Consolidated (1)	$118,147	17.2%	$54,817	8%	$68,522	10%
Premier Bank, Inc.	88,431	19.2	36,944	8	46,180	10
Citizens Deposit Bank (2)	34,623	15.9	17,460	8	21,825	10

Tier I Capital (to Risk-Weighted Assets):
Consolidated (1)	$109,567	16.0%	$27,409	4%	$41,113	6%
Premier Bank, Inc.	82,645	17.9	18,472	4	27,708	6
Citizens Deposit Bank (2)	31,892	14.6	8,730	4	13,095	6

Tier I Capital (to Average Assets):
Consolidated (1)	$109,567	10.0%	$43,799	4%	$54,749	5%
Premier Bank, Inc.	82,645	11.3	29,249	4	36,558	5
Citizens Deposit Bank (2)	31,892	8.9	14,383	4	17,978	5

(1) Consolidated company is not subject to Prompt Corrective Action Provisions
(2) On August 17, 2012, Premier consummated the merger of three of its subsidiary banks by merging Ohio River Bank, Inc. and Farmers Deposit Bank – Eminence, Kentucky with and into Citizens Deposit Bank & Trust. December 31, 2011 amounts and ratios are on a pro forma combined basis.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011, and 2010
(Dollars in Thousands, Except Per Share Data)

NOTE 21 - PARENT COMPANY FINANCIAL STATEMENTS

Condensed Balance Sheets
December 31
	2012	2011
ASSETS
Cash	$6,130	$7,795
Investment in subsidiaries	152,885	152,819
Premises and equipment	191	140
Other assets	1,957	1,981

Total assets	$161,163	$162,735

LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$818	$598
Other borrowed funds	16,049	18,130
Total liabilities	16,867	18,728

Stockholders’ equity
Preferred stock	11,896	21,949
Common stock	72,849	71,571
Retained earnings	52,975	45,474
Accumulated other comprehensive income	6,576	5,013
Total stockholders’ equity	144,296	144,007

Total liabilities and stockholders’ equity	$161,163	$162,735

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011, and 2010
(Dollars in Thousands, Except Per Share Data)

NOTE 21 - PARENT COMPANY FINANCIAL STATEMENTS (Continued)

Condensed Statement of Operations
Years Ended December 31
	2012	2011	2010
Income
Dividends from subsidiaries	$13,915	$6,165	$5,860
Interest and dividend income	22	23	24
Other income	1,201	1,132	1,016
Total income	15,138	7,320	6,900

Expenses
Interest expense	754	852	698
Salaries and employee benefits	2,318	1,952	1,780
Professional fees	337	113	142
Other expenses	1,053	1,079	1,187
Total expenses	4,462	3,996	3,807

Income before income taxes and equity in undistributed income of subsidiaries	10,676	3,324	3,093

Income tax (benefit)	(1,144)	(1,034)	(1,405)

Income before equity in undistributed income of subsidiaries	11,820	4,358	4,498
Equity in undistributed income (excess distributions) of subsidiaries	(1,497)	2,810	4,674
Net income	$10,323	$7,168	$9,172

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011, and 2010
(Dollars in Thousands, Except Per Share Data)

NOTE 21 - PARENT COMPANY FINANCIAL STATEMENTS (Continued)

Condensed Statement of Cash Flows
Years Ended December 31
	2012	2011	2010
Cash flows from operating activities
Net income	$10,323	$7,168	$9,172
Adjustments to reconcile net income to net cash from operating activities
Depreciation	57	70	64
Stock compensation expense	181	106	53
Gain from sales of assets	-	-	(55)
Dividends in excess of net income of subsidiaries	1,497	-	-
Equity in undistributed earnings of subsidiaries	-	(2,810)	(4,674)
Change in other assets	24	652	(199)
Change in other liabilities	220	(44)	150
Net cash from operating activities	12,302	5,142	4,511

Cash flows from investing activities
Cash from merger of subsidiaries	-	391	-
Additional investments in subsidiaries	-	-	(7,375)
Purchases of fixed assets, net of proceeds from asset sales	(108)	(81)	246
Net cash from investing activities	(108)	310	(7,129)

Cash flows from financing activities
Cash dividends on preferred stock	(984)	(1,390)	(835)
Cash dividends paid to shareholders	(1,749)	-	(1,746)
Repurchase of preferred stock	(9,237)	-	-
Proceeds from stock option exercises	192	-	-
Proceeds from borrowings	-	-	11,300
Payments on other borrowed funds	(2,081)	(2,047)	(7,150)
Net cash from financing activities	(13,859)	(3,437)	1,569

Net change in cash and cash equivalents	(1,665)	2,015	(1,049)

Cash and cash equivalents at beginning of year	7,795	5,780	6,829
Cash and cash equivalents at end of year	$6,130	$7,795	$5,780

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011, and 2010
(Dollars in Thousands, Except Per Share Data)

NOTE 22 - QUARTERLY FINANCIAL DATA (UNAUDITED)

				Earnings Per Share
	Interest Income	Net Interest Income	Net Income	Basic	Diluted
2012
First Quarter	$14,216	$12,418	$2,830	$0.32	$0.31
Second Quarter	11,956	10,308	2,092	0.23	0.22
Third Quarter	12,580	11,017	2,411	0.38	0.37
Fourth Quarter	11,683	10,256	2,990	0.36	0.34

2011
First Quarter	$12,991	$10,749	$1,671	$0.17	$0.17
Second Quarter	13,508	11,372	1,029	0.09	0.09
Third Quarter	13,254	11,214	1,813	0.19	0.19
Fourth Quarter	12,782	10,873	2,655	0.30	0.30

In 2012, interest income varied per quarter due to a random pattern of borrowers repaying commercial loans in full.  Due to weak loan demand, the proceeds from these loan payoffs were usually reinvested at significantly lower yields.  However, some of the loans paid off in full were either discounted at the time of their acquisition or were on the cost recovery method.  These loans, when paid in full, resulted in an increase in interest income as the purchase discount or any historical non-accrual interest paid was recognized immediately in income. The fluctuations in interest income resulted in similar fluctuations in net interest income and net income in 2012.  During 2012, net interest income was impacted positively by interest expense savings from continually lower market interest rates related to time deposits and transaction-based deposits.  Quarterly net income was generally higher in 2012 largely as a result of expenses incurred in 2011 to convert the Premier’s core operating systems and ATM network to a single provider as well as expense savings on data processing costs in 2012 under the new provider.  The increased net income in the fourth quarter of 2012 resulted from the gain on the sale of note to a third party.

Similar to 2012, in 2011, interest income varied per quarter due to a random pattern of borrowers repaying commercial loans in full that were either discounted at the time of their acquisition or were on the cost recovery method.  These loans, when paid in full, resulted in an increase in interest income as the purchase discount or any historical non-accrual interest paid was recognized immediately in income. The fluctuations in interest income resulted in similar fluctuations in net interest income and net income in 2011.  During 2011, net interest income was impacted positively by interest expense savings from continually lower market interest rates related to time deposits and transaction-based deposits.  Quarterly net income was generally lower in 2011 largely as a result of expenses incurred to convert the Premier’s core operating systems and ATM network to a single provider.  The increased net income in the fourth quarter of 2011 resulted from a decrease in net operating expenses primarily due to reduced FDIC insurance costs, higher gains on the disposition of other real estate owned, and lower conversion costs.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011, and 2010
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

The results of operations of four branches are included in Premier’s consolidated statements of income beginning as of the September 10, 2010 acquisition date.  Due to the structure of the branch purchase, separate historical branch operational results were unavailable in order to provide full year pro forma condensed income statements as if the branches had been acquired at the beginning of 2010.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011, and 2010
(Dollars in Thousands, Except Per Share Data)

NOTE 24 – PREFERRED STOCK

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

The Series A Preferred Stock is non-voting, but has class voting rights on (i) any authorization or issuance of shares ranking senior to the Series A Preferred Stock; (ii) any amendment to the rights of the Series A Preferred Stock; or (iii) any merger, consolidation, share exchange, reclassification or similar transaction which would adversely affect the rights of the Series A Preferred Stock.  In the event that the cumulative dividends described above are not paid in full for an aggregate of

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011, and 2010
(Dollars in Thousands, Except Per Share Data)

NOTE 24 - PREFERRED STOCK (Continued)

six dividend periods or more, whether or not consecutive, the authorized number of directors of Premier would automatically be increased by two and the holders of the Series A Preferred Stock would have the right to elect two directors.  The right to elect directors would end when dividends have been paid in full for four consecutive dividend periods.  As previously disclosed, Premier has already deferred two dividend payments on the Series A Preferred Stock as a result of the Federal Reserve Board of Governors’ refusal to initially approve the November 15, 2010 and February 15, 2011 dividends under the Written Agreement dated July 29, 2010, among CB&T, a wholly owned subsidiary of Premier; the FRB, and the Virginia Bureau. These deferred dividends were paid along with the regularly scheduled May 15, 2011 Series A Preferred Stock quarterly dividend.  All subsequent quarterly dividends on Premier’s Series A Preferred Shares have been paid as scheduled.  On July 24, 2012 the FRB announced that it had terminated the July 29, 2010 Written Agreement.

The U.S. Treasury has agreed not to exercise voting power with respect to any common stock issued to it upon exercise of the Warrant.  The common stock will be issued from authorized but unissued common stock and thus will dilute the interests of existing Premier common shareholders.  As of December 31, 2012, the Warrant has not yet been exercised.  Since the Series A Preferred Stock was disposed of by the U.S. Treasury, Premier has the right to repurchase the Warrant at its appraised value.  If Premier chooses not to repurchase the Warrant, the U.S. Treasury may liquidate the Warrant at its current market price.

Pursuant to the terms of the Purchase Agreement, the ability of the Company to declare or pay dividends or distributions on shares of its common stock will be subject to restrictions.

The Purchase Agreement also subjected the Company to certain of the executive compensation limitations included in the Emergency Economic Stabilization Act of 2008 (the “EESA”). In this connection, as a condition to the closing of the transaction, the Company’s Senior Executive Officers (as defined in the Purchase Agreement) (the “Senior Executive Officers”), (i) voluntarily waived any claim against the U.S. Treasury or the Company for any changes to such officer’s compensation or benefits that are required to comply with the regulation issued by the U.S. Treasury under the TARP Capital Purchase Program and acknowledged that the regulation may require modification of the compensation, bonus, incentive and other benefit plans, arrangements and policies and agreements as they relate to the period the U.S. Treasury owns the Preferred Stock of the Company; and (ii) entered into a letter with the Company amending the Benefit Plans with respect to such Senior Executive Officers as may be necessary, during the period that the Treasury owns the Preferred Stock of the Company, as necessary to comply with Section 111(b) of the EESA.  These limitations terminated upon completion of the U.S. Treasury’s auction of the Series A Preferred Stock on August 10, 2012.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2012

Item 9    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, we believe that, as of December 31, 2012, the Company’s internal control over financial reporting is effective based on those criteria.

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

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2012

/s/ Robert W. Walker	/s/ Brien M. Chase
Robert W. Walker, President and	Brien M. Chase, Senior Vice President
Chief Executive Officer	and Chief Financial Officer

Date: March 28, 2013	Date: March 28, 2013

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
December 31, 2012

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
December 31, 2012

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
December 31, 2012

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
December 31, 2012

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

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2012

Exhibit Number	Description of Document
*** 10.18	Letter Agreement between registrant and Scot Kelley, executed on April 27, 2010, (filed as Exhibit 10.18 to Form 10-K filed March 30, 2012) is incorporated herein by reference.
*** 10.19	Letter Agreement between registrant and Katrina Whitt, executed on April 27, 2010, (filed as Exhibit 10.18 to Form 10-K filed March 30, 2012) is incorporated herein by reference.
10.20	Loan Modification and Extension Agreement with The Kentucky Bankers’ Bank, Inc. filed as Exhibit 10.1 to form 8-K filed December 15, 2009, is incorporated herein by reference.
10.21	Promissory Note to The Kentucky Bankers’ Bank, Inc. filed as Exhibit 10.2 to form 8-K filed on December 15, 2009, is incorporated herein by reference.
10.22	Change in Terms Agreement with First Guaranty Bank, Hammond, Louisiana, filed as Exhibit 10.1 to form 8-K filed January 4, 2010, is incorporated herein by reference.
10.23	Loan Agreement between Premier Financial Bancorp, Inc. and First Sentry Bank, Huntington, West Virginia, filed as Exhibit 10.1 to form 8-K filed January 6, 2010, is incorporated herein by reference.
10.24	Promissory Note to First Sentry Bank filed as Exhibit 10.2 to form 8-K filed January 6, 2010, is incorporated herein by reference.
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

10.30	Loan Agreement between Premier Financial Bancorp, Inc. and The Kentucky Bankers’ Bank, Inc. filed as Exhibit 10.1 to form 8-K filed on September 9, 2010, is incorporated herein by reference.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2012

Exhibit Number	Description of Document
10.31	Term Note to The Kentucky Bankers’ Bank, Inc. filed as Exhibit 10.2 to form 8-K filed on September 9, 2010, is incorporated herein by reference
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

*** 10.37
Premier Financial Bancorp, Inc.'s 2012 Long Term Incentive Plan, filed as Annex A to definitive proxy statement dated May 17, 2012, filed on April 27, 2012 with the Commission, is incorporated herein by reference.

10.38	Loan Agreement between Premier Financial Bancorp, Inc. and First Guaranty Bank, Hammond, Louisiana, filed as Exhibit 10.1 to form 8-K filed June 29, 2012, is incorporated herein by reference.
10.39	Promissory Note to First Guaranty Bank, Hammond, Louisiana, filed as Exhibit 10.2 to form 8-K filed June 29, 2012, is incorporated herein by reference.
10.40
Commercial Pledge Agreement between Premier Financial Bancorp, Inc. and First Guaranty Bank, Hammond, Louisiana filed as Exhibit 10.3 to form 8-K filed June 29, 2012, is incorporated herein by reference.

10.41	Loan Agreement between Premier Financial Bancorp, Inc. and The Kentucky Bankers’ Bank, Inc. filed as Exhibit 10.1 to form 8-K filed on September 10, 2012, is incorporated herein by reference.
10.42	Promissory Note to The Kentucky Bankers’ Bank, Inc. filed as Exhibit 10.2 to form 8-K filed on September 10, 2012, is incorporated herein by reference.
10.43
Stock Pledge and Security Agreement between Premier Financial Bancorp, Inc. and The Kentucky Bankers’ Bank, Inc. filed as Exhibit 10.3 to form 8-K filed on September 10, 2012, is incorporated herein by reference.

*** 10.44	Form of Stock Option Agreement pursuant to 2012 Long Term Incentive Plan, filed as Exhibit 10.1 to form 8-K filed March 21, 2013, is incorporated herein by reference.
14.1
Premier Financial Bancorp, Inc. Code of Ethics for the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, filed as Exhibit 14.1 to form 10-K filed on April 14, 2004, is incorporated herein by reference.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2012

Exhibit Number	Description of Document
14.2	Premier Financial Bancorp, Inc. Code of Business Conduct and Ethics, filed as Exhibit 14.2 to form 10-K filed on April 14, 2004, is incorporated herein by reference
21	Subsidiaries of registrant
23	Consent of Independent Registered Public Accounting Firm
31.1	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Robert W. Walker
31.2	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Brien M. Chase
32	Robert W. Walker and Brien M. Chase Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002.
99.1	Certification Pursuant to Section 111(B)(4) of the Emergency Economic Stabilization Act of 2008 and 31 CFR Section 30.15 [Principal Executive Officer].
99.2	Certification Pursuant to Section 111(B)(4) of the Emergency Economic Stabilization Act of 2008 and 31 CFR Section 30.15 [Principal Financial Officer].

*** Denotes executive compensation plans and arrangements.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2012

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PREMIER FINANCIAL BANCORP, INC.

By: /s/ Robert W. Walker, President
Robert W. Walker, President

Date: March 28, 2013

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ Robert W. Walker	Principal Executive and Director	March 28, 2013
Robert W. Walker

/s/ Brien M. Chase	Principal Financial and Accounting	March 28, 2013
Brien M. Chase	Officer

/s/ Toney K. Adkins	Director	March 20, 2013
Toney K. Adkins

/s/ Harry M. Hatfield	Director	March 20, 2013
Harry M. Hatfield

/s/ Lloyd G. Jackson II	Director	March 20, 2013
Lloyd G. Jackson II

/s/ Keith F. Molihan	Director	March 20, 2013
Keith F. Molihan

/s/ Marshall T. Reynolds	Chairman of the Board	March 28, 2013
Marshall T. Reynolds

/s/ Neal Scaggs	Director	March 20, 2013
Neal Scaggs

Director
Thomas W. Wright