Form 10-Q
period 2013-03-31
PREMIER FINANCIAL BANCORP INC
filed 2013-05-10
CIK 887919

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Common stock, no par value, – 7,963,892 shares outstanding at May 1, 2013

PREMIER FINANCIAL BANCORP, INC.
MARCH 31, 2013

PREMIER FINANCIAL BANCORP, INC.
MARCH 31, 2013

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

The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America or those normally made in the registrant’s annual report on Form 10-K.  Accordingly, the reader of the Form 10-Q may wish to refer to the registrant’s Form 10-K for the year ended December 31, 2012 for further information in this regard.

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2013 AND DECEMBER 31, 2012
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	(UNAUDITED)
	2013	2012
ASSETS
Cash and due from banks	$26,750	$32,473
Interest bearing bank balances	45,015	33,536
Federal funds sold	4,474	4,236
Cash and cash equivalents	76,239	70,245
Securities available for sale	275,408	283,975
Loans held for sale	490	200
Loans	700,536	704,625
Allowance for loan losses	(12,342)	(11,488)
Net loans	688,194	693,137
Federal Home Loan Bank stock, at cost	4,181	4,181
Premises and equipment, net	15,803	15,952
Real estate and other property acquired through foreclosure	13,098	13,366
Interest receivable	3,158	3,403
Goodwill	29,875	29,875
Other intangible assets	2,569	2,721
Deferred taxes	2,572	2,624
Other assets	164	1,108
Total assets	$1,111,751	$1,120,787

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Non-interest bearing	$200,607	$198,084
Time deposits, $100,000 and over	146,605	146,198
Other interest bearing	589,207	586,301
Total deposits	936,419	930,583
Securities sold under agreements to repurchase	10,539	26,102
Other borrowed funds	15,522	16,049
Interest payable	447	489
Other liabilities	3,484	3,268
Total liabilities	966,411	976,491

Stockholders' equity
Preferred stock, no par value; $12,000 liquidation preference,
5% cumulative, 1,000,000 shares authorized; 12,000 shares issued and outstanding	11,911	11,896
Common stock, no par value; 20,000,000 shares authorized; 7,962,693 shares issued and outstanding	72,895	72,849
Retained earnings	54,438	52,975
Accumulated other comprehensive income	6,096	6,576
Total stockholders' equity	145,340	144,296
Total liabilities and stockholders' equity	$1,111,751	$1,120,787

See Accompanying Notes to Consolidated Financial Statements

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended March 31,
	2013	2012
Interest income
Loans, including fees	$9,760	$12,337
Securities available for sale
Taxable	1,582	1,791
Tax-exempt	43	56
Federal funds sold and other	30	32
Total interest income	11,415	14,216

Interest expense
Deposits	1,091	1,535
Repurchase agreements and other	12	26
FHLB advances and other borrowings	172	237
Total interest expense	1,275	1,798

Net interest income	10,140	12,418
Provision for loan losses	570	950
Net interest income after provision for loan losses	9,570	11,468

Non-interest income
Service charges on deposit accounts	789	830
Electronic banking income	470	488
Secondary market mortgage income	94	25
Gain on disposition of securities	148	-
Other	144	174
	1,645	1,517
Non-interest expenses
Salaries and employee benefits	3,592	3,963
Occupancy and equipment expenses	1,079	1,181
Outside data processing	820	872
Professional fees	156	284
Taxes, other than payroll, property and income	212	155
Write-downs, expenses, sales of other real estate owned, net	324	214
Amortization of intangibles	152	173
FDIC insurance	212	242
Loan collection expenses	137	669
Other expenses	703	841
	7,387	8,594
Income before income taxes	3,828	4,391
Provision for income taxes	1,324	1,561

Net income	$2,504	$2,830

Preferred stock dividends and accretion	(165)	(305)
Net income available to common stockholders	$2,339	$2,525

Net income per share:
Basic	$0.29	$0.32
Diluted	0.28	0.31

See Accompanying Notes to Consolidated Financial Statements

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended March 31,
	2013	2012
Net income	$2,504	$2,830

Other comprehensive income:
Unrealized gains (losses) arising during the period	(579)	1,006
Reclassification of realized amount	(148)	-
Net change in unrealized gain (loss) on securities	(727)	1,006
Less tax impact	247	(342)
Other comprehensive income (loss)	(480)	664

Comprehensive income	$2,024	$3,494

See Accompanying Notes to Consolidated Financial Statements

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(UNAUDITED, DOLLARS IN THOUSANDS)

	2013	2012
Cash flows from operating activities
Net income	$2,504	$2,830
Adjustments to reconcile net income to net cash from operating activities
Depreciation	337	362
Provision for loan losses	570	950
Amortization (accretion), net	359	(1,665)
OREO writedowns (gains on sales), net	(64)	(54)
Stock compensation expense	46	28
Loans originated for sale	(4,991)	(3,327)
Secondary market loans sold	4,795	2,475
Secondary market income	(94)	(25)
Gain on disposition of securities	(148)	-
Changes in :
Interest receivable	245	44
Other assets	1,244	1,879
Interest payable	(43)	(55)
Other liabilities	216	(66)
Net cash from operating activities	4,976	3,376

Cash flows from investing activities
Purchases of securities available for sale	(19,070)	(32,299)
Proceeds from maturities and calls of securities available for sale	26,640	10,255
Net change in loans	3,777	16,086
Purchases of premises and equipment, net	(191)	(377)
Proceeds from sales of other real estate acquired through foreclosure	1,127	727
Net cash from investing activities	12,283	(5,608)

Cash flows from financing activities
Net change in deposits	5,851	23,173
Net change in agreements to repurchase securities	(15,563)	(1,571)
Repayment of Federal Home Loan Bank advances	-	(10,018)
Repayment of other borrowed funds	(527)	(517)
Common stock dividends paid	(876)	-
Preferred stock dividends paid	(150)	(278)
Net cash from financing activities	(11,265)	10,789

Net change in cash and cash equivalents	5,994	8,557

Cash and cash equivalents at beginning of period	70,245	82,888

Cash and cash equivalents at end of period	$76,239	$91,445

See Accompanying Notes to Consolidated Financial Statements

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(UNAUDITED, DOLLARS IN THOUSANDS)

	2013	2012
Supplemental disclosures of cash flow information:
Cash paid during period for interest	$1,317	$1,853

Cash paid during period for income taxes	503	-

Loans transferred to real estate acquired through foreclosure	792	2,582

See Accompanying Notes to Consolidated Financial Statements

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Premier Financial Bancorp, Inc. (the Company) and its wholly owned subsidiaries (the “Banks”):

				March 31, 2013
		Year	Total	Net Income
Subsidiary	Location	Acquired	Assets	Qtr
Citizens Deposit Bank & Trust	Vanceburg, Kentucky	1991	$367,713	$1,181
Premier Bank, Inc.	Huntington, West Virginia	1998	736,277	1,765
Parent and Intercompany Eliminations			7,761	(442)
Consolidated Total			$1,111,751	$2,504

All significant intercompany transactions and balances have been eliminated.

Recently Issued Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued ASU 2013-02, “Comprehensive Income (Topic 220):  Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (AOCI).”  The amendment requires an entity to present the reclassification adjustments out of AOCI and into net income for each component reported. These amounts may be disclosed before-tax or after-tax, and must be disclosed in either the income statement or the notes to the financial statements. This update is intended to supplement changes made in 2012 to increase the prominence of items reported in other comprehensive income. The standard became effective for the Company on January 1, 2013.  The adoption of this guidance resulted in the disclosures in Note 9 below and did not have a material impact upon the Company’s financial statements.
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

.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  2 –SECURITIES

Amortized cost and fair value of investment securities, by category, at March 31, 2013 are summarized as follows:

2013	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
Mortgage-backed securities
U. S. sponsored agency MBS - residential	$31,987	$1,665	$-	$33,652
U. S. sponsored agency CMO’s - residential	214,658	6,118	(57)	220,719
Total mortgage-backed securities of government sponsored agencies	246,645	7,783	(57)	254,371
U. S. government sponsored agency securities	10,076	106	(2)	10,180
Obligations of states and political subdivisions	7,408	418	-	7,826
Other securities	2,041	1,062	(72)	3,031
Total available for sale	$266,170	$9,369	$(131)	$275,408

Amortized cost and fair value of investment securities, by category, at December 31, 2012 are summarized as follows:

2012	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
Mortgage-backed securities
U. S. sponsored agency MBS - residential	$35,172	$1,928	$-	$37,100
U. S. sponsored agency CMO’s - residential	206,466	6,392	(11)	212,847
Total mortgage-backed securities of government sponsored agencies	241,638	8,320	(11)	249,947
U. S. government sponsored agency securities	22,062	182	-	22,244
Obligations of states and political subdivisions	7,419	441	-	7,860
Other securities	2,892	1,105	(73)	3,924
Total available for sale	$274,011	$10,048	$(84)	$283,975

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  2–SECURITIES - continued

The amortized cost and fair value of securities at March 31, 2013 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available for sale
Due in one year or less	$727	$675
Due after one year through five years	11,621	12,061
Due after five years through ten years	5,708	5,789
Due after ten years	377	864
Corporate preferred securities	1,092	1,648
Mortgage-backed securities of government sponsored agencies	246,645	254,371
Total available for sale	$266,170	$275,408

Securities with unrealized losses at March 31, 2013 aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. government sponsored agency securities	$2,998	$(2)	$-	$-	$2,998	$(2)
U.S government sponsored agency CMO – residential	14,298	(57)	-	-	14,298	(57)
Other securities	-	-	4	(72)	4	(72)

Total temporarily impaired	$17,296	$(59)	$4	$(72)	$17,300	$(131)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  2–SECURITIES - continued

Securities with unrealized losses at December 31, 2012 aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S government sponsored agency CMO – residential	$2,077	$(11)	$-	$-	$2,077	$(11)
Other securities	-	-	4	(73)	4	(73)

Total temporarily impaired	$2,077	$(11)	$4	$(73)	$2,081	$(84)

The investment portfolio is predominately high quality interest-bearing debt securities with defined maturity dates backed by the U.S. Government or Government sponsored entities.  The unrealized losses at March 31, 2013 and December 31, 2012 are price changes resulting from changes in the interest rate environment and are not considered to be other than temporary declines in the value of the securities.  Their fair value is expected to recover as the bonds approach their maturity date and/or market conditions improve.

NOTE  3 - LOANS

Major classifications of loans at March 31, 2013 and December 31, 2012 are summarized as follows:

	2013	2012
Residential real estate	$214,468	$214,743
Multifamily real estate	28,115	28,673
Commercial real estate:
Owner occupied	102,108	91,902
Non owner occupied	175,653	178,849
Commercial and industrial	84,045	84,430
Consumer	26,057	28,128
All other	70,090	77,900
	$700,536	$704,625

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

Activity in the allowance for loan losses by portfolio segment for the three months ending March 31, 2013 was as follows:

Loan Class	Balance Dec 31, 2012	Provision for loan losses	Loans charged-off	Recoveries	Balance March 31, 2013

Residential real estate	$2,163	$(28)	$71	$2	$2,066
Multifamily real estate	331	16	-	-	347
Commercial real estate:
Owner occupied	1,117	(158)	67	299	1,191
Non owner occupied	1,888	79	-	-	1,967
Commercial and industrial	3,046	1,010	10	50	4,096
Consumer	244	(39)	47	16	174
All other	2,699	(310)	56	168	2,501
Total	$11,488	$570	$251	$535	$12,342

Activity in the allowance for loan losses by portfolio segment for the three months ending March 31, 2012 was as follows:

Loan Class	Balance Dec 31, 2011	Provision for loan losses	Loans charged-off	Recoveries	Balance March 31, 2012

Residential real estate	$2,134	$276	$65	$23	$2,368
Multifamily real estate	284	150	-	-	434
Commercial real estate:
Owner occupied	918	121	15	-	1,024
Non owner occupied	2,381	(22)	38	-	2,321
Commercial and industrial	1,880	544	2	-	2,422
Consumer	298	47	66	26	305
All other	1,900	(166)	335	38	1,437
Total	$9,795	$950	$521	$87	$10,311

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

Purchased Loans

The Company holds purchased loans for which there was, at their acquisition date, evidence of deterioration of credit quality since their origination and it was probable, at acquisition, that all contractually required payments would not be collected.  The carrying amount of those loans is as follows at March 31, 2013 and December 31, 2012.

	2013	2012
Residential real estate	$197	$202
Multifamily real estate	3,136	3,173
Commercial real estate:
Owner occupied	269	271
Non owner occupied	5,854	5,896
Commercial and industrial	498	511
All other	4,471	4,496
Total carrying amount	$14,425	$14,549

Carrying amount, net of allowance	$13,925	$14,049

For those purchased loans disclosed above, the Company did not increase the allowance for loan losses for the three-months ended March 31, 2013 or the three-months ended March 31, 2012.

For the majority of these loans, the Company cannot reasonably estimate the cash flows expected to be collected on the loans and therefore has continued to account for the loans using the cost recovery method of income recognition.  As such, no portion of a purchase discount adjustment has been determined to meet the definition of an accretable yield adjustment.  If, in the future, cash flows from the borrower(s) can be reasonably estimated, a portion of the purchase discount would be allocated to an accretable yield adjustment based upon the present value of the future estimated cash flows versus the current carrying value of the loan and the accretable yield portion would be recognized as interest income over the remaining life of the loan.  Until such accretable yield can be calculated, under the cost recovery method of income recognition, all payments will be used to reduce the carrying value of the loan and no income will be recognized on the loan until the carrying value is reduced to zero.  Any loan accounted for under the cost recovery method is also still included as a non-accrual loan in the amounts presented in the tables below.

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

The accretable yield, or income expected to be collected, on the purchased loans above is as follows at March 31, 2013 and March 31, 2012.  There was no accretable yield on the purchased loans above prior to October 1, 2012.

	2013	2012
Balance at January 1	$635	$-
New loans purchased	-	-
Accretion of income	(9)	-
Reclassifications from non-accretable difference	-	-
Disposals	-	-
Balance at December 31	$626	$-

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

Past Due and Non-performing Loans

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of March 31, 2013 and December 31 2012.  The recorded investment in non-accrual loans is less than the principal owed on non-accrual loans due to discounts applied to the carrying value of the loan at time of their acquisition and interest payments made by the borrower which have been used to reduce the recorded investment in the loan rather than recognized as interest income.

March 31, 2013	Principal Owed on Non-accrual Loans	Recorded Investment in Non-accrual Loans	Loans Past Due Over 90 Days, still accruing

Residential real estate	$3,125	$2,780	$2,363
Multifamily real estate	5,534	4,313	1,634
Commercial real estate:
Owner occupied	1,013	837	836
Non owner occupied	3,224	2,131	592
Commercial and industrial	12,880	11,229	852
Consumer	179	165	-
All other	12,661	5,260	252
Total	$38,616	$26,715	$6,529

December 31, 2012	Principal Owed on Non-accrual Loans	Recorded Investment in Non-accrual Loans	Loans Past Due Over 90 Days, still accruing

Residential real estate	$3,145	$2,813	$208
Multifamily real estate	5,501	4,390	227
Commercial real estate:
Owner occupied	1,153	976	783
Non owner occupied	3,207	2,174	74
Commercial and industrial	11,407	9,897	555
Consumer	278	267	-
All other	5,468	5,289	2,043
Total	$30,159	$25,806	$3,890

Nonaccrual loans and impaired loans are defined differently. Some loans may be included in both categories, and some may only be included in one category. Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

The following table presents the aging of the recorded investment in past due loans as of March 31, 2013 by class of loans:
Loan Class	Total Loans	30-89 Days Past Due	Greater than 90 days past due	Total Past Due	Loans Not Past Due

Residential real estate	$214,468	$2,284	$4,129	$6,413	$208,055
Multifamily real estate	28,115	2,469	5,322	7,791	20,324
Commercial real estate:
Owner occupied	102,108	614	1,068	1,682	100,426
Non owner occupied	175,653	4,218	2,448	6,666	168,987
Commercial and industrial	84,045	851	4,410	5,261	78,784
Consumer	26,057	245	52	297	25,760
All other	70,090	284	5,496	5,780	64,310
Total	$700,536	$10,965	$22,925	$33,890	$666,646

The following table presents the aging of the recorded investment in past due loans as of December 31, 2012 by class of loans:
Loan Class	Total Loans	30-89 Days Past Due	Greater than 90 days past due	Total Past Due	Loans Not Past Due

Residential real estate	$214,743	$9,356	$2,040	$11,396	$203,347
Multifamily real estate	28,673	695	3,893	4,588	24,085
Commercial real estate:
Owner occupied	91,902	6,212	1,129	7,341	84,561
Non owner occupied	178,849	5,267	2,248	7,515	171,334
Commercial and industrial	84,430	2,306	2,485	4,791	79,639
Consumer	28,128	602	176	778	27,350
All other	77,900	468	7,332	7,800	70,100
Total	$704,625	$24,906	$19,303	$44,209	$660,416

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2013:
	Allowance for Loan Losses				Loan Balances
Loan Class	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total

Residential real estate	$278	$1,788	$-	$2,066	$4,364	$209,907	$197	$214,468
Multifamily real estate	-	347	-	347	1,663	23,316	3,136	28,115
Commercial real estate:
Owner occupied	54	1,137	-	1,191	2,342	99,497	269	102,108
Non-owner occupied	362	1,605	-	1,967	1,308	168,491	5,854	175,653
Commercial and industrial	3,105	991	-	4,096	10,480	73,067	498	84,045
Consumer	-	174	-	174	-	26,057	-	26,057
All other	387	1,614	500	2,501	5,441	60,178	4,471	70,090
Total	$4,186	$7,656	$500	$12,342	$25,598	$660,513	$14,425	$700,536

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

The following table presents loans individually evaluated for impairment by class of loans as of March 31, 2013  The table includes $9,333 of loans acquired with deteriorated credit quality that the Company cannot reasonably estimate cash flows such that they are accounted for on the cost recovery method and are still individually evaluated for impairment.

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Residential real estate	$1,813	$1,631	$-
Multifamily real estate	6,372	4,493	-
Commercial real estate:
Owner occupied	2,714	2,045	-
Non owner occupied	2,644	1,586	-
Commercial and industrial	2,026	823	-
All other	4,601	4,601	-
	20,170	15,179	-
With an allowance recorded:
Residential real estate	$2,945	$2,930	$278
Commercial real estate:
Owner occupied	566	566	54
Non owner occupied	809	790	362
Commercial and industrial	10,584	10,155	3,105
All other	12,710	5,311	887
	27,614	19,752	4,686
Total	$47,784	$34,931	$4,686

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2012.  The table includes $9,421 of loans acquired with deteriorated credit quality that the Company cannot reasonably estimate cash flows such that they are accounted for on the cost recovery method and are still individually evaluated for impairment.

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Residential real estate	$1,886	$1,714	$-
Multifamily real estate	6,332	4,533	-
Commercial real estate:
Owner occupied	2,876	2,196	-
Non owner occupied	3,912	2,916	-
Commercial and industrial	2,031	837	-
All other	3,426	3,427	-
	20,463	15,623	-
With an allowance recorded:
Residential real estate	$3,118	$3,097	$358
Commercial real estate:
Owner occupied	586	586	74
Non owner occupied	809	789	362
Commercial and industrial	10,771	10,473	2,173
All other	5,517	5,340	875
	20,801	20,285	3,842
Total	$41,264	$35,908	$3,842

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

The following table presents the average balance of loans individually evaluated for impairment and interest income recognized on these loans for the three months ended March 31, 2013 and March 31, 2012.   The table includes loans acquired with deteriorated credit quality that are still individually evaluated for impairment.

	Three months ended March 31, 2013			Three months ended March 31, 2012
Loan Class	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized

Residential real estate	$4,686	$50	$50	$10,165	$128	$123
Multifamily real estate	4,513	30	30	8,598	1,307	1,303
Commercial real estate:
Owner occupied	2,696	38	29	9,171	894	885
Non-owner occupied	3,041	2	2	11,602	35	26
Commercial and industrial	11,144	4	4	7,767	107	107
Consumer	-	-	-	37	1	1
All other	9,339	82	82	8,583	97	81
Total	$35,419	$206	$197	$55,923	$2,569	$2,526

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

Troubled Debt Restructurings

A loan is classified as a troubled debt restructuring ("TDR") when loan terms are modified due to a borrower's financial difficulties and a concession is granted to a borrower that would not have otherwise been considered. Most of the Company’s loan modifications involve a restructuring of loan terms prior to maturity to temporarily reduce the payment amount and/or to require only interest for a temporary period, usually up to six months.  These modifications generally do not meet the definition of a TDR because the modifications are considered to be an insignificant delay in payment.  The determination of an insignificant delay in payment is evaluated based upon the facts and circumstances of the individual borrower(s).

The following table presents TDR’s as of March 31, 2013 and December 31, 2012:

March 31, 2013	TDR’s on Non-accrual	Other TDR’s	Total TDR’s

Residential real estate	$928	$237	$1,165
Commercial real estate:
Owner occupied	-	4,392	4,392
Non owner occupied	-	4,887	4,887
Commercial and industrial	1,657	865	2,522
All other	16	2,193	2,209
Total	$2,601	$12,574	$15,175

December 31, 2012	TDR’s on Non-accrual	Other TDR’s	Total TDR’s

Residential real estate	$1,020	$240	$1,260
Commercial real estate:
Owner occupied	-	4,224	4,224
Non owner occupied	-	4,920	4,920
Commercial and industrial	2	2,525	2,527
All other	-	2,197	2,197
Total	$1,022	$14,106	$15,128

At March 31, 2013 $224,000 in specific reserves was allocated to loans that had restructured terms.  At December 31, 2012 $220,000 in specific reserves was allocated to loans that had restructured terms.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

The following table presents TDR’s that occurred during the three ended March 31, 2013 and March 31, 2012:

	Three months ended March 31, 2013			Three months ended March 31, 2012
Loan Class	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial and industrial	-	$-	$-	2	$1,999	$1,999
All other	1	16	16	-	-	-
Total	1	$16	$16	2	$1,999	$1,999

The troubled debt restructurings described above did not increase the allowance for loan losses during the period ending March 31, 2013 and increased the allowance for loan losses by $40,000 during the period ending March 31, 2012.

During the three months ended March 31, 2013 and the three months ended March 31, 2012, there were no TDR’s for which there as a payment default within twelve months following the modification.

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

As of March 31, 2013 and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

Loan Class	Pass	Special Mention	Substandard	Doubtful	Total Loans

Residential real estate	$195,696	$9,726	$8,963	$83	$214,468
Multifamily real estate	19,484	1,699	6,932	-	28,115
Commercial real estate:
Owner occupied	83,669	13,401	5,038	-	102,108
Non owner occupied	163,454	5,734	6,465	-	175,653
Commercial and industrial	71,356	667	12,022	-	84,045
Consumer	25,855	142	60	-	26,057
All other	55,222	673	13,504	691	70,090
Total	$614,736	$32,042	$52,984	$774	$700,536

As of December 31, 2012, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

Loan Class	Pass	Special Mention	Substandard	Doubtful	Total Loans

Residential real estate	$195,210	$10,115	$9,327	$91	$214,743
Multifamily real estate	19,747	1,912	7,014	-	28,673
Commercial real estate:
Owner occupied	74,529	8,994	8,379	-	91,902
Non owner occupied	163,337	7,685	7,827	-	178,849
Commercial and industrial	70,180	2,739	11,508	3	84,430
Consumer	27,931	123	74	-	28,128
All other	64,009	814	12,386	691	77,900

Total	$614,943	$32,382	$56,515	$785	$704,625

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  4- STOCKHOLDERS’ EQUITY AND REGULATORY MATTERS

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

These quantitative measures established by regulation to ensure capital adequacy require the Company and Banks to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of March 31, 2013 the Company and the Banks meet all quantitative capital adequacy requirements to which they are subject.

Shown below is a summary of regulatory capital ratios for the Company:
	March 31, 2013	December 31, 2012	Regulatory Minimum Requirements	To Be Considered Well Capitalized
Tier I Capital (to Risk-Weighted Assets)	16.6%	16.1%	4.0%	6.0%
Total Capital (to Risk-Weighted Assets)	17.9%	17.4%	8.0%	10.0%
Tier I Capital (to Average Assets)	10.3%	10.0%	4.0%	5.0%

As of March 31, 2013, the most recent notification from each of the Banks’ primary Federal regulators categorized the subsidiary Banks as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Banks must maintain minimum Total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the preceding table.  There are no conditions or events since that notification that management believes have changed the Banks’ categories.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  5 – PREFERRED STOCK

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

Premier sought and obtained regulatory permission to participate in the U.S. Treasury’s auction to sell its investment in Premier’s Series A Preferred Stock.  In the auction, Premier successfully bid to repurchase 10,252 shares of the 22,252 outstanding shares and on August 10, 2012 the 10,252 shares repurchased at the auction closing price of $901.03.

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  5 – PREFERRED STOCK - continued

The U.S. Treasury has agreed not to exercise voting power with respect to any common stock issued to it upon exercise of the Warrant.  The common stock will be issued from authorized but unissued common stock and thus will dilute the interests of existing Premier common shareholders.  As of March 31, 2013, the Warrant has not yet been exercised.  Since the Series A Preferred Stock was disposed of by the U.S. Treasury, Premier has the right to repurchase the Warrant at its appraised value.  If Premier chooses not to repurchase the Warrant, the U.S. Treasury may liquidate the Warrant at its current market price.

NOTE  6 – STOCK COMPENSATION EXPENSE

From time to time the Company grants stock options to its employees.  The Company estimates the fair value of the options at the time they are granted to employees and expenses that fair value over the vesting period of the option grant.

On March 20, 2013, 52,900 incentive stock options were granted out of the 2012 Long Term Incentive Plan at an exercise price of $11.39, the closing market price of Premier’s common stock on the grant date.  These options vest in three equal annual installments ending on March 20, 2016.  On March 21, 2012, 105,700 incentive stock options were granted out of the 2002 Employee Stock Option Plan at an exercise price of $7.47, the closing market price of Premier’s common stock on the grant date.  These options vest in three equal annual installments ending on March 21, 2015.  On March 18, 2011, 102,000 incentive stock options were granted out of the 2002 Employee Stock Option Plan at an exercise price of $6.95 the closing market price of Premier on the grant date.  These options vest in three equal annual installments ending on March 18, 2014.

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

	2013	2012	2011
Risk-free interest rate	1.96%	2.31%	3.58%
Expected option life (yrs)	10.00	10.00	10.00
Expected stock price volatility	35.24%	34.93%	30.01%
Dividend yield	3.86%	2.68%	4.03%
Weighted average fair value of options granted during the year	$2.85	$2.34	$1.63

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  6 – STOCK COMPENSATION EXPENSE - continued

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

Compensation expense of $46,000 was recorded for the first three months of 2013 while $28,000 was recorded for the first three months of 2012.  Stock-based compensation expense is recognized ratably over the requisite vesting period for all awards. Unrecognized stock-based compensation expense related to stock options totaled $243,000 at March 31, 2013. This unrecognized expense is expected to be recognized over the next 35 months based on the vesting periods of the options.

A summary of the Company’s stock option activity and related information is presented below for the three months ended March 31:

	- - - - - - 2013 - - - - - -		- - - - - - 2012 - - - - - -
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	392,366	$9.24	350,949	$10.77
Grants	52,900	11.39	105,700	7.47
Exercises	-	-	-	-
Forfeitures or expired	-	-	(4,332)	7.70
Outstanding at March 31,	445,266	$9.50	452,317	$9.19

Exercisable at March 31,	296,017		268,364
Weighted average remaining life of options outstanding	6.8		7.0
Weighted average fair value of options granted during the year	$2.85		$2.34

Options outstanding at period-end are expected to fully vest.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  6 – STOCK COMPENSATION EXPENSE - continued

Additional information regarding stock options outstanding and exercisable at March 31, 2013, is provided in the following table:

	- - - - - - - - Outstanding - - - - - - - -			- - - - - - - - Currently Exercisable - - - - - - - -
Range of Exercise Prices	Number	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value

$6.50 to $10.00	280,433	$7.48	$1,208	184,084	6.8	$7.57	$777
$10.01 to $12.50	76,233	11.46	25	23,333	1.8	11.62	4
$12.51 to $15.00	63,600	13.46	-	63,600	4.4	13.46	-
$15.01 to $17.50	25,000	16.00	-	25,000	2.9	16.00	-
Outstanding - Mar 31, 2013	445,266	9.50	$1,233	296,017	5.6	9.87	$781

NOTE  7 – EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the earnings per common share and earnings per common share assuming dilution computations for the three months ended March 31, 2013 and 2012 is presented below:

	Three Months Ended March 31,
	2013	2012
Basic earnings per share
Income available to common stockholders	$2,339	$2,525
Weighted average common shares outstanding	7,962,693	7,937,143
Earnings per share	$0.29	$0.32

Diluted earnings per shares
Income available to common stockholders	$2,339	$2,525
Weighted average common shares outstanding	7,962,693	7,937,143
Add dilutive effects of potential additional common stock	432,207	88,490
Weighted average common and dilutive potential common shares outstanding	8,394,900	8,025,633
Earnings per share assuming dilution	$0.28	$0.31

Stock options for 111,933 and 456,649 shares of common stock were not considered in computing diluted earnings per share for the three months ended March 31, 2013 and 2012 because they were antidilutive.

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  8 – FAIR VALUE - continued

The carrying amounts and estimated fair values of financial instruments at March 31, 2013 were as follows:

		Fair Value Measurements at March 31, 2013 Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and due from banks	$71,765	$71,765	$-	$-	$71,765
Federal funds sold	4,474	4,474	-	-	4,474
Securities available for sale	275,408	-	275,268	140	275,408
Loans held for sale	490	-	-	490	490
Loans, net	688,194	-	-	693,330	693,330
Federal Home Loan Bank stock	4,181	n/a	n/a	n/a	n/a
Interest receivable	3,158	-	781	2,377	3,158

Financial liabilities
Deposits	$(936,419)	$(588,538)	$(351,119)	$-	$(939,657)
Securities sold under agreements to repurchase	(10,539)	-	(10,539)	-	(10,539)
Other borrowed funds	(15,522)	-	(15,496)	-	(15,496)
Interest payable	(447)	(6)	(441)	-	(447)

The carrying amounts and estimated fair values of financial instruments at December 31, 2012 were as follows:

		Fair Value Measurements at December 31, 2012 Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and due from banks	$66,009	$66,009	$-	$-	$66,009
Federal funds sold	4,236	4,236	-	-	4,236
Securities available for sale	283,975	-	283,835	140	283,975
Loans held for sale	200	-	-	200	200
Loans, net	693,137	-	-	691,519	691,519
Federal Home Loan Bank stock	4,181	n/a	n/a	n/a	n/a
Interest receivable	3,403	-	827	2,576	3,403

Financial liabilities
Deposits	$(930,583)	$(577,274)	$(356,730)	$-	$(934,004)
Securities sold under agreements to repurchase	(26,102)	-	(26,102)	-	(26,102)
Other borrowed funds	(16,049)	-	(16,022)	-	(16,022)
Interest payable	(489)	(6)	(483)	-	(489)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  8 – FAIR VALUE - continued

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at March 31, 2013 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale
Mortgage-backed securities
U. S. agency MBS - residential	$33,652	$-	$33,652	$-
U. S. agency CMO’s - residential	220,719	-	220,719	-
Total mortgage-backed securities of government sponsored agencies	254,371	-	254,371	-
U. S. government sponsored agency securities	10,180	-	10,180	-
Obligations of states and political subdivisions	7,826	-	7,686	140
Other securities	3,031	-	3,031	-
Total available for sale	$275,408	$-	$275,268	$140

		Fair Value Measurements at December 31, 2012 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale
Mortgage-backed securities
U. S. agency MBS - residential	$37,100	$-	$37,100	$-
U. S. agency CMO’s - residential	212,847	-	212,847	-
Total mortgage-backed securities of government sponsored agencies	249,947	-	249,947	-
U. S. government sponsored agency securities	22,244	-	22,244	-
Obligations of states and political subdivisions	7,860	-	7,720	140
Other securities	3,924	-	3,924	-
Total available for sale	$283,975	$-	$283,835	$140

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  8 – FAIR VALUE - continued

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis at March 31, 2013 are summarized below:

		Fair Value Measurements at March 31, 2013 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Residential real estate	$2,652	$-	$-	$2,652
Commercial real estate:
Owner occupied	512	-	-	512
Non owner occupied	428	-	-	428
Commercial and industrial	7,050	-	-	7,050
All other	4,424	-	-	4,424
Total impaired loans	15,066	$-	$-	$15,066

Other real estate owned:
Residential real estate	$50	$-	$-	$50
Commercial real estate
Non-owner occupied	520	-	-	520
All other	6,650	-	-	6,650
Total OREO	$7,220	$-	$-	$7,220

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $19,752,000 at March 31, 2013 with a valuation allowance of $4,686,000 and a carrying amount of $20,285,000 at December 31, 2012 with a valuation allowance of $3,842,000, resulting in a provision for loan losses of $845,000 for the three months ended March 31, 2013, compared to a $528,000 provision for loan losses for the three months ended March 31, 2012.  The detail of impaired loans by loan class is contained in Note 3 above.

Other real estate owned measured at fair value less costs to sell, had a net carrying amount of $7,220,000 which is made up of the outstanding balance of $8,912,000 net of a valuation allowance of $1,692,000 at March 31, 2013. There were no additional write downs during the three months ended March 31, 2013, compared to $44,000 of additional write downs during the three months ended March 31, 2012.  At December 31, 2012, other real estate owned had a net carrying amount of $7,968,000, made up of the outstanding balance of $9,945,000, net of a valuation allowance of $1,977,000.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  8 – FAIR VALUE - continued

The significant unobservable inputs related to assets and liabilities measured at fair value on a non-recurring basis at March 31, 2013 are summarized below:

	March 31, 2013	Valuation Techniques	Unobservable Inputs	Range (Weighted Avg)
Impaired loans:
Residential real estate	$2,652	sales comparison	adjustment for differences between the comparable sales	0.8%-16.7%(9.0%)
Commercial real estate:
Owner occupied	512	sales comparison	adjustment for limited salability of specialized property	40.0%-70.0%(44.1%)
Non owner occupied	428	sales comparison	adjustment for limited salability of specialized property	50.5%-50.5%(50.5%)
Commercial and industrial	7,050	sales comparison	adjustment for limited salability of specialized property	0.0%-68.7%(39.8%)
All other	4,424	sales comparison	adjustment for percentage of completion of construction	10.0%-91.4%(66.3%)
Total impaired loans	15,066

Other real estate owned:
Residential real estate	$50	sales comparison	adjustment for differences between the comparable sales	62.3%-62.3%(62.3%)
Commercial real estate
Non owner occupied	520	sales comparison	adjustment for differences between the comparable sales	1.9%-1.9%(1.9%)
All other	6,650	sales comparison	adjustment for estimated realizable value	4.7%-15.9%(12.3%)
Total OREO	$7,220

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  8 – FAIR VALUE - continued

Assets and liabilities measured at fair value on a non-recurring basis at December 31, 2012 are summarized below:

		Fair Value Measurements at December 31, 2012 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Residential real estate	$2,739	$-	$-	$2,739
Commercial real estate:
Owner occupied	512	-	-	512
Non owner occupied	427	-	-	427
Commercial and industrial	8,300	-	-	8,300
All other	4,465	-	-	4,465
Total impaired loans	16,443	$-	$-	$16,443

Other real estate owned:
Residential real estate	$255	$-	$-	$255
Commercial real estate:
Owner occupied	250	-	-	250
Non owner occupied	1,031	-	-	1,031
All other	6,432	-	-	6,432
Total OREO	$7,968	$-	$-	$7,968

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  8 – FAIR VALUE - continued

The significant unobservable inputs related to assets and liabilities measured at fair value on a non-recurring basis at December 31, 2012 are summarized below:

	December 31, 2012	Valuation Techniques	Unobservable Inputs	Range (Weighted Avg)
Impaired loans:
Residential real Estate	$2,739	sales comparison	adjustment for differences between the comparable sales	0.8%-76.8%(10.5%)
Commercial real Estate
Owner occupied	512	sales comparison	adjustment for limited salability of specialized property	40.0%-70.0%(44.1%)
Non owner occupied	427	sales comparison	adjustment for limited salability of specialized property	59.0%-59.0%(59.0%)
Commercial and industrial	8,300	sales comparison	adjustment for limited salability of specialized property	0.0%-70.0%(44.3%)
All other	4,465	sales comparison	adjustment for percentage of completion of construction	64.0%-91.4%(64.8%)
Total impaired loans	16,443

Other real estate owned:
Residential real estate	$255	sales comparison	adjustment for differences between the comparable sales	0.0%-62.3%(44.1%)
Commercial real estate
Owner occupied	250	sales comparison	adjustment for estimated realizable value	0.0%-17.9%(7.2%)
Non owner occupied	1,031	sales comparison	adjustment for differences between the comparable sales	82.7%-82.7%(82.7%)
All Other	6,432	sales comparison	adjustment for estimated realizable value	4.7%-16.6%(12.7%)
Total OREO	$7,968

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  9 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table details the changes in the single component of accumulated other comprehensive income for the three months ended March 31, 2013:

Accumulated Other Comprehensive Income	Unrealized Gain on Securities Available for Sale
Balance, December 31, 2012	$6,576
Reclassification adjustments to net income:
Realized gain on disposition of securities	(148)
Provision for income taxes	50
Unrealized losses arising during the period, net of tax	(382)
Balance, March 31, 2013	$6,096

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

Net income for the three months ended March 31, 2013 was $2,504,000, or $0.28 per diluted share, compared to net income of $2,830,000, or $0.31 per diluted share for the three months ended March 31, 2012.  The decrease in income in the first three months of 2013 is largely due to a decrease in interest income on loans, which more than offset a decrease in interest expense, a decrease in the provision for loan losses, a decrease in non-interest expense and an increase in non-interest income.  The decrease in interest income on loans in the first three months of 2013 is largely due to approximately $2.1 million of income recognized from purchase discounts and interest income collected on non-accrual loans liquidated during the first quarter of 2012.  The annualized returns on average common shareholders’ equity and average assets were approximately 6.97% and 0.90% for the three months ended March 31, 2013 compared to 7.98% and 0.99% for the same period in 2012.

Net interest income for the three months ended March 31, 2013 totaled $10.14 million, down $2.28 million, or 18.3%, from the $12.42 million of net interest income earned in the first three months of 2012.  Interest income in 2013 decreased by $2.80 million, or 19.7%, largely due to a $2.58 million decrease in interest income on loans.  Interest income on loans in the first quarter of 2012 included approximately $2.1 million of income recognized from purchase discounts and interest income collected on non-accrual loans liquidated during the quarter.  The timing of these liquidations is difficult to predict, which creates fluctuations in reported loan interest income.  Interest earned on investments decreased by $222,000, or 12.0%, due to lower average yields on a

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
MARCH 31, 2013

lower average volume of investments.  Interest earned on federal funds sold and interest bearing bank balances decreased by $2,000, largely due to a lower average volume of assets held in this category.

Partially offsetting the decrease in interest income in the first quarter of 2013 was $523,000 of interest expense savings.  Interest expense decreased in total during the first three months of 2013 by $523,000, or 29.1%, when compared to the same three months of 2012.  Interest expense on deposits decreased by $444,000, or 28.9%, largely due to a continuing decrease in average rates paid on deposits on a slightly lower average balance of deposits outstanding.  Interest expense on repurchase agreements and other short-term borrowings decreased by $14,000, largely due to lower rates paid and a lower average balance outstanding.  All FHLB advances were repaid in 2012 saving $41,000 of interest expense in the first quarter of 2013 compare to 2012.  Interest expense on other borrowings decreased by $24,000, or 12.2%, in the first three months of 2013 compared to the first three months of 2012, largely due to a decrease in the average amount of borrowings outstanding.

The Federal Reserve System Board of Governors’ policy to maintain the federal funds rate at nearly zero, coupled with the U.S. Treasury actively buying investment securities, has significantly reduced the yield on much of Premier’s earning assets, including investments, federal funds sold and variable rate loans.  Premier has tried to offset the lower interest income by lowering the rates paid on its deposits and repurchase agreements with customers.  However, with the recognition of additional loan interest income upon the liquidation of non-accrual loans in 2012 coupled with the lower amount of decrease in the rates paid on deposit accounts versus the decrease in earning asset yields,  Premier’s overall net interest margin decreased in the first quarter of 2013.  Premier’s net interest margin during the first three months of 2013 was 3.99% compared to 4.82% for the same period in 2012.  A portion of the interest income on loans is the result of recognizing into interest income the remaining fair value discounts on notes acquired via a business acquisition if that note was paid-off during the period.  These events cannot be predicted with certainty and may positively or negatively affect the comparison of interest income on loans in future periods.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
MARCH 31, 2013

Additional information on Premier’s net interest income for the first quarter of 2013 and first quarter of 2012 is contained in the following table.

PREMIER FINANCIAL BANCORP, INC.
AVERAGE CONSOLIDATED BALANCE SHEETS
AND NET INTEREST INCOME ANALYSIS

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
Assets
Interest Earning Assets
Federal funds sold and other	$48,607	$30	0.25%	$65,385	$32	0.20%
Securities available for sale
Taxable	277,806	1,582	2.28	282,408	1,791	2.54
Tax-exempt	6,037	43	4.32	7,846	56	4.33
Total investment securities	283,843	1,625	2.32	290,254	1,847	2.60
Total loans	701,631	9,760	5.64	680,046	12,337	7.28
Total interest-earning assets	1,034,081	11,415	4.48%	1,035,685	14,216	5.52%
Allowance for loan losses	(11,836)			(9,834)
Cash and due from banks	26,617			28,441
Other assets	69,182			76,265
Total assets	$1,118,044			$1,130,557

Liabilities and Equity
Interest-bearing liabilities
Interest-bearing deposits	$737,548	1,091	0.60	$739,260	1,535	0.83
Short-term borrowings	19,649	12	0.25	22,386	26	0.47
FHLB advances	-	-	-	7,502	41	2.19
Other borrowings	15,759	172	4.43	17,641	196	4.46
Total interest-bearing liabilities	772,956	1,275	0.67%	786,789	1,798	0.92%
Non-interest bearing deposits	195,247			192,916
Other liabilities	3,759			3,896
Shareholders’ equity	146,082			146,956
Total liabilities and equity	$1,118,044			$1,130,557

Net interest earnings		$10,140			$12,418
Net interest spread			3.81%			4.60%
Net interest margin			3.99%			4.82%

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
MARCH 31, 2013

Non-interest income increased by $128,000, or 8.4%, to $1,645,000 for the first three months of 2013 compared to the same three months of 2012.  However, this increase includes a $148,000 gain on the disposition of an investment security that was called during the first quarter of 2013.  Excluding this gain, service charges on deposit accounts decreased by $41,000, or 4.9%, electronic banking income (income from debit/credit cards, ATM fees and internet banking charges) decreased by $18,000, or 3.7%, and income from other sources decreased by $30,000, or 17.2%.  These decreases were partially offset by a $69,000, or nearly three-fold, increase in income from selling mortgages in the secondary market.  The increase in secondary market mortgage income is largely due to the stabilization of requirements for customers to qualify for mortgages that are eligible for sale in the secondary market and an increase in customer demand for refinancing existing mortgage loans compared to one-year ago.

Non-interest expenses for the first quarter of 2013 totaled $7,387,000, or 2.68% of average assets on an annualized basis, compared to $8,594,000, or 3.06% of average assets for the same period of 2012.  The $1.2 million decrease in non-interest expenses in 2013 when compared to the first quarter of 2012 is largely due to a $532,000, or 79.5% decrease in loan collection expenses, namely foreclosure and other loan collection expenses associated with the liquidation of non-accrual loans during the first quarter of 2012.  Also contributing to the decrease in non-interest expenses during the first quarter of 2013 was a $371,000, or 9.4%, decrease in staff costs following the decrease in the number employees resulting from the internal bank mergers to form Premier Bank, Inc. in 2011 and to consolidate the Kentucky and Ohio operations under Citizens Deposit Bank and Trust in the second half of 2012.  Other decreases in non-interest expense during the first quarter of 2013 include a $102,000, or 8.6%, decrease in occupancy and equipment expense, a $52,000, or 6.0%, decrease in data processing costs, a $128,000, or 45.1%, decrease in professional fees, and a $42,000, or 35.3%, decrease in supplies expense.  Occupancy expense decreased largely due to lower rent expense and leasehold improvement depreciation from the consolidation of rented facilities.  Equipment expense decreased largely due to lower software subscription expenditures and lower depreciation and maintenance expense.  Data processing costs decreased due to lower amounts paid for electronic banking processing.  Professional fees decreased as a result of lower legal, audit and consulting costs.  These expense decreases more than offset an $110,000, or 51.4%, increase in expenses and writedowns on other real estate owned (OREO), and a $57,000, or 36.8%, increase in taxes not on income.  The increase in expenses on OREO includes a decrease in rental income earned from an OREO property that was sold in late 2012.  The increase in taxes not on income is largely due to an increase in amount subject to Virginia’s franchise tax resulting from the formation of Premier Bank.

Income tax expense was $1,324,000 for the first three months of 2013 compared to $1,561,000 for the first three months of 2012.  The effective tax rate for the three months ended March 31, 2013 was 34.6% compared to the 35.5% effective tax rate for the same period in 2012.  The decrease in income tax expense can be primarily attributed to the decrease in pre-tax income detailed above, while the decrease in the effective income tax rate can be attributed to a decrease in the amount of income subject to state income taxes when compared to the first quarter 2012.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
MARCH 31, 2013

B.         Financial Position

Total assets at March 31, 2013 decreased by $9.0 million to $1.112 billion from the $1.121 billion at December 31, 2012.  However, earning assets decreased by only $939,000 from the $1.031 billion at year-end 2012 to end the quarter at $1.030 billion.  The decrease in total assets was largely due to a decrease in securities available for sale, net loans outstanding and cash and due from banks partially offset by an increase in interest bearing bank balances (see below).

Cash and due from banks at March 31, 2013 was $26.8 million, a $5.7 million decrease from the $32.5 million at December 31, 2012.  Interest bearing bank balances increased by $11.5 million from the $33.5 million reported at December 31, 2012, while federal funds sold increased by $0.2 million to $4.5 million at March 31, 2013.  Changes in these highly liquid assets are generally in response to increases in deposits, the demand for deposit withdrawals or the funding of loans or investment purchases and are part of Premier’s management of its liquidity and interest rate risks.  The increase in interest bearing bank balances during the first three months of 2013 was largely in response to increases in available funds from loan payoffs, investment maturities and surplus cash on hand at December 31, 2012, net of funds used to satisfy decreases in liabilities during the quarter.

Securities available for sale totaled $275.4 million at March 31, 2013, an $8.6 million decrease from the $284.0 million at December 31, 2012.  The decrease was largely due to monthly principal payments on Premier’s mortgage backed securities portfolio which returns approximately $4.6 million per month in cash flow to be reinvested, used to fund loans, or satisfy deposit and customer repurchase agreement withdrawals.  In addition, Premier received additional funds from maturating and called securities.  Not all of these funds were reinvested in the investment portfolio.  During the first quarter of 2013, some of these funds were used to satisfy customer repurchase agreement withdrawals (see below).  The investment portfolio is predominately high quality residential mortgage backed securities backed by the U.S. Government or Government sponsored agencies.  The unrealized losses at March 31, 2013 and December 31, 2012 are believed to be price changes resulting from increases in the long-term interest rate environment and management anticipates receiving all principal and interest on these investments as they come due.  Additional details on investment activities can be found in the Consolidated Statements of Cash Flows.

Total loans at March 31, 2013 were $700.5 million compared to $704.6 million at      December 31, 2012, a decrease of approximately $4.1 million, or 0.6%.  The decrease in loans was largely due to payoffs, transfers of loans to OREO upon foreclosure and principal payments on loans which more than offset loan demand during the first quarter of 2013.

Deposits totaled $936.4 million as of March 31, 2013, a $5.8 million increase from the $930.6 million in deposits at December 31, 2012.  The overall increase in deposits is due to a $2.5 million, or 1.3%, increase in non-interest bearing deposit accounts combined with a $3.7 million, or 2.3%, increase in interest bearing transaction accounts and a $5.2 million, or 2.5%, increase in savings accounts and money market accounts.  These increases were partially offset by a $5.7 million, or 1.6%, decrease in certificates of deposit and individual retirement accounts (IRA’s).  Contrary to the growth in total deposits, repurchase agreements with corporate and public entity customers decreased in the first quarter of 2013, declining by $15.6 million to $10.5 million as of March 31, 2013.  Customer repurchase agreement balances are highly sensitive to interest rates and the decrease in balance outstanding at March 31, 2013 was largely due to a lowering of the rate paid by Premier on this kind of short-term liability.  Other borrowed funds decreased by $527,000 during the first quarter of 2013 due to regularly scheduled principal payments plus accelerated principal payments.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
MARCH 31, 2013

The following table sets forth information with respect to the Company’s nonperforming assets at March 31, 2013 and December 31, 2012.

	(In Thousands)
	2013	2012
Non-accrual loans	$26,715	$25,806
Accruing loans which are contractually past due 90 days or more	6,529	3,890
Accruing restructured loans	12,574	14,106
Total non-performing loans	45,818	43,802
Other real estate acquired through foreclosure (OREO)	13,098	13,366
Total non-performing assets	$58,916	$57,168

Non-performing loans as a percentage of total loans	6.54%	6.22%

Non-performing assets as a percentage of total assets	5.30%	5.10%

Total non-performing loans have increased since year-end, largely due to a $2.6 million increase in accruing loans past due 90 days or more.  Also affecting the increase in non-performing loans was a $909,000 increase in non-accrual loans.  These increases were partially offset by a $1.5 million decrease in restructured loans performing in accordance with their modified terms.  The decrease in restructured loans and increase in non-accrual loans is largely due to a restructured loan put on non-accrual status during the quarter.  The significant level of non-accrual loans and OREO is largely due to the non-performing assets that came with the acquisition of Abigail Adams and its two subsidiary banks (the “Acquired Banks”).

At December 31, 2012, the Acquired Banks accounted for $28.4 million, or 49.7%, of Premier’s non-performing assets while at March 31, 2013 the Acquired Banks accounted for $33.6 million, or 57.0% of Premier’s non-performing assets.  However, since these assets were recorded at an estimated fair value on the date of acquisition, the amount of credit risk assumed by Premier is not nearly as great as the volume of non-performing assets suggests taken at face value.  The estimate of fair value on all loans, but particularly on non-performing assets, included factors for the measurement of credit risk, interest rate risk and re-salability in the most advantageous market for the loans in an orderly transaction between market participants. These estimates included significant discounts on the non-accrual loans.  Since the estimated fair value of these loans was believed to have accounted for the reasonably estimable credit risk in the loans, consistent with new accounting guidance for acquisitions after 2008, no allowance for loan losses for these loans was recorded at the date of acquisition.  Under previous accounting standards, the loan loss allowance of acquired banks would have carried over to Premier’s books and records, as was the case for the Traders Bank and Citizens First Bank acquisitions.  The following table illustrates the face value of the non-performing assets of the Acquired Banks as of March 31, 2013 and December 31, 2012 and the discounted net carrying value of those non-performing assets.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
MARCH 31, 2013

NON-PERFORMING ASSETS AT ACQUIRED SUBSIDIARY BANKS
(Dollars in thousands)
	March 31, 2013		December 31, 2012
	Face Value	Discounted Net Carrying Value	Face Value	Discounted Net Carrying Value
Non-performing Assets
Non-accrual loans	$19,380	$9,728	$12,338	$9,874
Loans 90+ days past due	6,258	6,202	1,458	1,423
Restructured loans	8,013	7,707	7,871	7,565
Other real estate owned	10,518	9,925	10,152	9,573
Total non-performing assets	$44,169	$33,562	$31,819	$28,435

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

During the first quarter of 2013, Premier recorded $570,000 of provision for loan losses, compared to $950,000 of provision for loan losses recorded during the same quarter of 2012.  The decrease in the level of expense in the first quarter of 2013 is related to the amount of loan recoveries recording during the quarter.  In the first quarter of 2013, Premier received $535,000 of payments on loans previously charged off (loan recoveries) which added to the balance of the allowance for loan losses.  The recoveries partially offset the estimated increase in the overall credit risk in the loan portfolio resulting largely from specific reserve allocations on impaired loans.  The allowance for loan losses allocated to loans individually evaluated for impairment increased from $3.3 million at December 31, 2012 to $4.2 million at March 31, 2013.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
MARCH 31, 2013

During the first quarter of 2012, Premier recorded $950,000 of provisions for loan losses, largely due to estimated increases in the overall credit risk in the loan portfolio.  The continuing level of non-performing loans, plus additional loans identified as impaired under Premier’s policies for estimating credit risk are evidence of the increased credit risk in the loan portfolio.  The actual amount of realized losses, if any, has yet to be determined and may not be determined for some time into the future.  However, in management’s opinion, sufficient evidence existed in the first quarter to reduce the likelihood of full repayment and increase the related estimated credit risk.  As the pace of economic recovery continues to be sluggish in Premier’s markets, the ability of borrowers to consistently make their loan payments is increasingly being tested.  Evidence of the continuing higher level of credit risk includes a high level of past due and non-accrual loans, loan charge-offs and increases in other real estate owned as a result of foreclosures.  The provision for loan losses was made in accordance with Premier’s policies regarding management’s estimation of probable incurred losses in the loan portfolio and the adequacy of the allowance for loan losses, which are in accordance with accounting principles generally accepted in the United States of America.  In the coming months, Premier will continue to monitor the impact that national housing market price declines may have on its local markets and collateral valuations as management evaluates the adequacy of the allowance for loan losses.  While some price deterioration has occurred, it is not currently anticipated that Premier’s markets will be impacted as severely as other areas of the country due to the historically modest increases in real estate values in the Company’s Appalachian markets.  However, as local and national unemployment rates remain at elevated levels and the downturn in housing prices extends further into the future, there is an increasing risk of further price deterioration in real estate values in the Company’s markets.  Future provisions to the allowance for loan losses, positive or negative, will depend on future improvement or deterioration in estimated credit risk in the loan portfolio as well as whether additional payments are received on loans having significant credit risk.

Gross charge-offs totaled $251,000 during the first three months of 2013.  Any collections on these loans would be presented in future financial statements as recoveries of the amounts charged against the allowance.  Recoveries recorded during the first three months of 2013 totaled $535,000, resulting in net recoveries for the first quarter of 2013 of $284,000.  This compares to $434,000 of net charge-offs recorded in the first quarter of 2012.  The allowance for loan losses at March 31, 2013 was 1.76% of total loans compared to 1.63% at December 31, 2012.  The increase in the ratio is largely due to the increase in the amount of the allowance allocated to loans individually evaluated for impairment combined with a slight decrease in total loans outstanding at March 31, 2013.  For additional details on the activity in the allowance for loan losses, impaired loans, past due and non-accrual loans and restructured loans, see Note 3 to the consolidated financial statements.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
MARCH 31, 2013

C.         Critical Accounting Policies

The Company follows financial accounting and reporting policies that are in accordance with generally accepted accounting principles in the United States of America.  These policies are presented in Note 1 to the consolidated audited financial statements in the Company's annual report on Form 10-K for the year ended December 31, 2012.  Some of these accounting policies, as discussed below, are considered to be critical accounting policies.  Critical accounting policies are those policies that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  The Company has identified four accounting policies that are critical accounting policies, and an understanding of these policies is necessary to understand the financial statements.  These policies relate to determining the adequacy of the allowance for loan losses, the identification and evaluation of impaired loans, the impairment of goodwill and the realization of deferred tax assets.  A detailed description of these accounting policies is contained in the Company’s annual report on Form 10-K for the year ended December 31, 2012.  There have been no significant changes in the application of these accounting policies since December 31, 2012.

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

2.	Cash flow generated by repayment of loans and interest.

3.	Arrangements with correspondent banks for purchase of unsecured federal funds.

4.	The sale of securities under repurchase agreements and borrowing from the Federal Home Loan Bank.

5.	Maintenance of an adequate available-for-sale security portfolio. The Company owns $275.4 million of securities at fair value as of March 31, 2013.

The cash flow statements for the periods presented in the financial statements provide an indication of the Company’s sources and uses of cash as well as an indication of the ability of the Company to maintain an adequate level of liquidity.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
MARCH 31, 2013

E.         Capital

At March 31, 2013, total shareholders’ equity of $145.3 million was 13.1% of total assets.  This compares to total shareholders’ equity of $144.3 million or 12.9% of total assets on December 31, 2012.

Tier I capital totaled $111.4 million at March 31, 2013, which represents a Tier I leverage ratio of 10.3%.  This ratio is up slightly from the 10.0% at December 31, 2012 as the growth in Tier I capital was divided by a lower base of total assets at March 31, 2013.

Book value per common share was $16.76 at March 31, 2013, and $16.63 at December 31, 2012.  The increase in book value per share was the result of the $0.28 per share earned during the quarter, including an approximate $0.02 per share reduction for the $150,000 of preferred stock dividends accrued and related accretion.  This increase was partially offset by the $0.11 per share cash dividend to common shareholders declared and paid during the first quarter of 2013.  Also decreasing book value per share was the $480,000 of other comprehensive loss for the first three months of 2013 related to the after tax decrease in the market value of investment securities available for sale, which decreased book value by approximately $0.06 per share.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
MARCH 31, 2013

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company currently does not engage in any derivative or hedging activity.  Refer to the Company’s 2012 10-K for analysis of the interest rate sensitivity.  The Company believes there have been no significant changes in the interest rate sensitivity since previously reported on the Company’s 2012 10-K.

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

PREMIER FINANCIAL BANCORP, INC.
MARCH 31, 2013

PART II - OTHER INFORMATION

Item 1.              Legal Proceedings                                                                                              None

Item 1A.           Risk Factors

Please refer to Premier’s Annual Report on Form 10-K for the year ended December 31, 2012 for disclosures with respect to Premier’s risk factors at December 31, 2012. There have been no material changes since year-end 2012 in the specified risk factors disclosed in the Annual Report on Form 10-K.

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
MARCH 31, 2013

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PREMIER FINANCIAL BANCORP, INC.

Date: May 10, 2013                                        /s/ Robert W. Walker
Robert W. Walker
President & Chief Executive Officer

Date: May 10, 2013                                        /s/ Brien M. Chase
Brien M. Chase
Senior Vice President & Chief Financial Officer