Form 10-Q
period 2013-06-30
PREMIER FINANCIAL BANCORP INC
filed 2013-08-09
CIK 887919

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Common stock, no par value, – 8,011,310 shares outstanding at August 1, 2013

PREMIER FINANCIAL BANCORP, INC.
JUNE 30, 2013

PREMIER FINANCIAL BANCORP, INC.
JUNE 30, 2013

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

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2013 AND DECEMBER 31, 2012
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	(UNAUDITED)
	2013	2012
ASSETS
Cash and due from banks	$27,903	$32,473
Interest bearing bank balances	38,161	33,536
Federal funds sold	4,266	4,236
Cash and cash equivalents	70,330	70,245
Securities available for sale	258,120	283,975
Loans held for sale	247	200
Loans	714,277	704,625
Allowance for loan losses	(12,198)	(11,488)
Net loans	702,079	693,137
Federal Home Loan Bank stock, at cost	4,183	4,181
Premises and equipment, net	15,620	15,952
Real estate and other property acquired through foreclosure	13,556	13,366
Interest receivable	3,107	3,403
Goodwill	29,875	29,875
Other intangible assets	2,417	2,721
Deferred taxes	3,817	2,624
Other assets	1,598	1,108
Total assets	$1,104,949	$1,120,787

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Non-interest bearing	$199,222	$198,084
Time deposits, $100,000 and over	151,247	146,198
Other interest bearing	582,475	586,301
Total deposits	932,944	930,583
Securities sold under agreements to repurchase	8,515	26,102
Other borrowed funds	15,000	16,049
Interest payable	430	489
Other liabilities	3,416	3,268
Total liabilities	960,305	976,491

Stockholders' equity
Preferred stock, no par value; $12,000 liquidation preference, 5% cumulative, 1,000,000 shares authorized; 12,000 shares issued and outstanding	11,926	11,896
Common stock, no par value; 20,000,000 shares authorized; 8,011,310 shares issued and outstanding at June 30, 2013, and 7,962,693 shares issued and outstanding at December 31, 2012	73,308	72,849
Retained earnings	56,502	52,975
Accumulated other comprehensive income	2,908	6,576
Total stockholders' equity	144,644	144,296
Total liabilities and stockholders' equity	$1,104,949	$1,120,787

See Accompanying Notes to Consolidated Financial Statements

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest income
Loans, including fees	$10,706	$10,027	$20,466	$22,364
Securities available for sale
Taxable	1,528	1,829	3,110	3,620
Tax-exempt	41	56	84	112
Federal funds sold and other	42	44	72	76
Total interest income	12,317	11,956	23,732	26,172

Interest expense
Deposits	1,054	1,437	2,145	2,972
Repurchase agreements and other	6	22	18	48
FHLB advances and other borrowings	164	189	336	426
Total interest expense	1,224	1,648	2,499	3,446

Net interest income	11,093	10,308	21,233	22,726
Provision for loan losses	(70)	750	500	1,700
Net interest income after provision for loan losses	11,163	9,558	20,733	21,026

Non-interest income
Service charges on deposit accounts	847	873	1,636	1,703
Electronic banking income	517	522	987	1,010
Secondary market mortgage income	47	103	141	128
Gain on disposition of securities	-	-	148	-
Other	170	134	314	308
	1,581	1,632	3,226	3,149
Non-interest expenses
Salaries and employee benefits	3,845	3,858	7,437	7,821
Occupancy and equipment expenses	1,103	1,121	2,182	2,301
Outside data processing	855	873	1,675	1,745
Professional fees	289	300	445	584
Taxes, other than payroll, property and income	151	190	363	345
Write-downs, expenses, sales of other real estate owned, net	272	293	596	507
Amortization of intangibles	152	174	304	347
FDIC insurance	200	239	412	481
Loan collection expenses	129	184	266	853
Other expenses	813	834	1,516	1,676
	7,809	8,066	15,196	16,660
Income before income taxes	4,935	3,124	8,763	7,515
Provision for income taxes	1,826	1,032	3,150	2,593

Net income	$3,109	$2,092	$5,613	$4,922

Preferred stock dividends and accretion	165	306	330	611
Net income available to common stockholders	$2,944	$1,786	$5,283	$4,311

Net income per share:
Basic	$0.37	$0.23	$0.66	$0.54
Diluted	0.35	0.22	0.63	0.53

See Accompanying Notes to Consolidated Financial Statements

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$3,109	$2,092	$5,613	$4,922

Other comprehensive income:
Unrealized gains (losses) arising during the period	(4,830)	786	(5,409)	1,792
Reclassification of realized amount	-	-	(148)	-
Net change in unrealized gain (loss) on securities	(4,830)	786	(5,557)	1,792
Less tax impact	1,642	267	1,889	609
Other comprehensive income (loss)	(3,188)	519	(3,668)	1,183

Comprehensive income (loss)	$(79)	$2,611	$1,945	$6,105

See Accompanying Notes to Consolidated Financial Statements

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2013 AND 2012
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	2013	2012
Cash flows from operating activities
Net income	$5,613	$4,922
Adjustments to reconcile net income to net cash from operating activities
Depreciation	677	731
Provision for loan losses	500	1,700
Amortization (accretion), net	131	(1,121)
OREO writedowns (gains on sales), net	(74)	(38)
Stock compensation expense	87	85
Loans originated for sale	(6,703)	(7,084)
Secondary market loans sold	6,797	7,061
Secondary market income	(141)	(128)
Gain on disposition of securities	(148)	-
Changes in :
Interest receivable	296	50
Other assets	205	3,796
Interest payable	(59)	(116)
Other liabilities	148	226
Net cash from operating activities	7,329	10,084

Cash flows from investing activities
Purchases of securities available for sale	(27,230)	(57,685)
Proceeds from maturities and calls of securities available for sale	46,900	31,736
Redemption of FRB and FHLB stock, (net of purchases)	-	811
Net change in loans	(9,401)	18,400
Purchases of premises and equipment, net	(345)	(533)
Proceeds from sales of other real estate owned, net	766	1,782
Net cash from investing activities	10,690	(5,489)

Cash flows from financing activities
Net change in deposits	2,386	24,857
Net change in agreements to repurchase securities	(17,587)	(3,498)
Repayment of Federal Home Loan Bank advances	-	(10,036)
Repayment of other borrowed funds	(1,049)	(1,036)
Proceeds from stock option exercises	372	-
Common Stock dividends paid	(1,756)	-
Preferred Stock dividends paid	(300)	(556)
Net cash from financing activities	(17,934)	9,731

Net change in cash and cash equivalents	85	14,326

Cash and cash equivalents at beginning of period	70,245	82,888

Cash and cash equivalents at end of period	$70,330	$97,214

See Accompanying Notes to Consolidated Financial Statements

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
SIX MONTHS ENDED JUNE 30, 2013 AND 2012
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	2013	2012
Supplemental disclosures of cash flow information:
Cash paid during period for interest	$2,559	$3,562

Cash paid during period for income taxes	3,376	(623)

Loans transferred to real estate acquired through foreclosure	882	2,837

See Accompanying Notes to Consolidated Financial Statements

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Premier Financial Bancorp, Inc. (the Company) and its wholly owned subsidiaries (the “Banks”):

				June 30, 2013
		Year	Total	Net Income
Subsidiary	Location	Acquired	Assets	QTD	YTD
Citizens Deposit Bank & Trust	Vanceburg, Kentucky	1991	$369,124	$1,178	$2,359
Premier Bank, Inc.	Huntington, West Virginia	1998	728,006	2,387	4,152
Parent and Intercompany Eliminations			7,819	(456)	(898)
Consolidated Total			$1,104,949	$3,109	$5,613

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  2 –SECURITIES

Amortized cost and fair value of investment securities, by category, at June 30, 2013 are summarized as follows:

2013	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
Mortgage-backed securities
U. S. sponsored agency MBS - residential	$37,366	$1,035	$(177)	$38,224
U. S. sponsored agency CMO’s - residential	201,458	3,690	(1,030)	204,118
Total mortgage-backed securities of government sponsored agencies	238,824	4,725	(1,207)	242,342
U. S. government sponsored agency securities	7,070	23	(124)	6,969
Obligations of states and political subdivisions	6,447	300	-	6,747
Other securities	1,373	761	(72)	2,062
Total available for sale	$253,714	$5,809	$(1,403)	$258,120

Amortized cost and fair value of investment securities, by category, at December 31, 2012 are summarized as follows:

2012	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
Mortgage-backed securities
U. S. sponsored agency MBS - residential	$35,172	$1,928	$-	$37,100
U. S. sponsored agency CMO’s - residential	206,466	6,392	(11)	212,847
Total mortgage-backed securities of government sponsored agencies	241,638	8,320	(11)	249,947
U. S. government sponsored agency securities	22,062	182	-	22,244
Obligations of states and political subdivisions	7,419	441	-	7,860
Other securities	2,892	1,105	(73)	3,924
Total available for sale	$274,011	$10,048	$(84)	$283,975

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  2–SECURITIES - continued

The amortized cost and fair value of securities at June 30, 2013 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available for sale
Due in one year or less	$1,748	$1,708
Due after one year through five years	8,346	8,647
Due after five years through ten years	3,997	3,873
Due after ten years	377	790
Corporate preferred securities	422	760
Mortgage-backed securities of government sponsored agencies	238,824	242,342
Total available for sale	$253,714	$258,120

A $148,000 gain was recognized from calls of securities during the first six months of 2013 while no gains on securities were recorded during the first six months of 2012.  There were no sales of securities during the first six months of 2013 or 2012.

Securities with unrealized losses at June 30, 2013 aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S government sponsored agency MBS – residential	$10,415	$(177)	$-	$-	$10,415	$(177)
U.S government sponsored agency CMO – residential	46,143	(1,030)	-	-	46,143	(1,030)
U.S government sponsored agency securities	3,873	(124)	-	-	3,873	(124)
Other securities	-	-	4	(72)	4	(72)

Total temporarily impaired	$60,431	$(1,331)	$4	$(72)	$60,435	$(1,403)

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

The investment portfolio is predominately high quality interest-bearing debt securities with defined maturity dates backed by the U.S. Government or Government sponsored entities.  The unrealized losses at June 30, 2013 and December 31, 2012 are price changes resulting from changes in the interest rate environment and are not considered to be other than temporary declines in the value of the securities.  Their fair value is expected to recover as the bonds approach their maturity date and/or market conditions improve.

NOTE  3 - LOANS

Major classifications of loans at June 30, 2013 and December 31, 2012 are summarized as follows:

	2013	2012
Residential real estate	$213,139	$214,743
Multifamily real estate	35,281	28,673
Commercial real estate:
Owner occupied	93,927	91,902
Non owner occupied	179,308	178,849
Commercial and industrial	94,775	84,430
Consumer	26,087	28,128
All other	71,760	77,900
	$714,277	$704,625

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

Activity in the allowance for loan losses by portfolio segment for the six months ending June 30, 2013 was as follows:

Loan Class	Balance Dec 31, 2012	Provision for loan losses	Loans charged-off	Recoveries	Balance June 30, 2013

Residential real estate	$2,163	$358	$156	$6	$2,371
Multifamily real estate	331	98	-	-	429
Commercial real estate:
Owner occupied	1,117	(255)	67	299	1,094
Non owner occupied	1,888	80	-	-	1,968
Commercial and industrial	3,046	987	12	52	4,073
Consumer	244	27	63	25	233
All other	2,699	(795)	94	220	2,030
Total	$11,488	$500	$392	$602	$12,198

Activity in the allowance for loan losses by portfolio segment for the six months ending June 30, 2012 was as follows:

Loan Class	Balance Dec 31, 2011	Provision for loan losses	Loans charged-off	Recoveries	Balance June 30, 2012

Residential real estate	$2,134	$221	$119	$32	$2,268
Multifamily real estate	284	143	-	-	427
Commercial real estate:
Owner occupied	918	76	15	-	979
Non owner occupied	2,381	(37)	41	3	2,306
Commercial and industrial	1,880	1,095	992	1	1,984
Consumer	298	98	139	53	310
All other	1,900	104	474	58	1,588
Total	$9,795	$1,700	$1,780	$147	$9,862

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

Activity in the allowance for loan losses by portfolio segment for the three months ending June 30, 2013 was as follows:

Loan Class	Balance March 31, 2013	Provision for loan losses	Loans charged-off	Recoveries	Balance June 30, 2013

Residential real estate	$2,066	$386	$85	$4	$2,371
Multifamily real estate	347	82	-	-	429
Commercial real estate:
Owner occupied	1,191	(97)	-	-	1,094
Non owner occupied	1,967	1	-	-	1,968
Commercial and industrial	4,096	(23)	2	2	4,073
Consumer	174	66	16	9	233
All other	2,501	(485)	38	52	2,030
Total	$12,342	$(70)	$141	$67	$12,198

Activity in the allowance for loan losses by portfolio segment for the three months ending June 30, 2012 was as follows:

Loan Class	Balance March 31, 2012	Provision for loan losses	Loans charged-off	Recoveries	Balance June 30, 2012

Residential real estate	$2,368	$(55)	$54	$9	$2,268
Multifamily real estate	434	(7)	-	-	427
Commercial real estate:
Owner occupied	1,024	(45)	-	-	979
Non owner occupied	2,321	(15)	3	3	2,306
Commercial and industrial	2,422	551	990	1	1,984
Consumer	305	51	73	27	310
All other	1,437	270	139	20	1,588
Total	$10,311	$750	$1,259	$60	$9,862

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

Purchased Loans

The Company holds purchased loans for which there was, at their acquisition date, evidence of deterioration of credit quality since their origination and it was probable, at acquisition, that all contractually required payments would not be collected.  The carrying amount of those loans is as follows at June 30, 2013 and December 31, 2012.

	2013	2012
Residential real estate	$193	$202
Multifamily real estate	1,341	3,173
Commercial real estate
Owner occupied	263	271
Non owner occupied	5,792	5,896
Commercial and industrial	518	511
All other	4,493	4,496
Total carrying amount	$12,600	$14,549

Carrying amount, net of allowance	$12,100	$14,049

For those purchased loans disclosed above, the Company did not increase the allowance for loan losses for the six-months ended June 30, 2013 or the six-months ended June 30, 2012.

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

The accretable yield, or income expected to be collected, on the purchased loans above is as follows at June 30, 2013 and June 30, 2012.  There was no accretable yield on the purchased loans above prior to October 1, 2012.

	2013	2012
Balance at January 1	$635	$-
New loans purchased	-	-
Accretion of income	(18)	-
Reclassifications from non-accretable difference	-	-
Disposals	-	-
Balance at June 30	$617	$-

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

Past Due and Non-performing Loans

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of June 30, 2013 and December 31 2012.  The recorded investment in non-accrual loans is less than the principal owed on non-accrual loans due to discounts applied to the carrying value of the loan at time of their acquisition and interest payments made by the borrower which have been used to reduce the recorded investment in the loan rather than recognized as interest income.

June 30, 2013	Principal Owed on Non-accrual Loans	Recorded Investment in Non-accrual Loans	Loans Past Due Over 90 Days, still accruing

Residential real estate	$3,027	$2,702	$68
Multifamily real estate	5,514	4,233	596
Commercial real estate
Owner occupied	1,039	851	408
Non owner occupied	3,206	2,081	643
Commercial and industrial	9,893	8,198	31
Consumer	199	184	15
All other	12,454	5,034	402
Total	$35,332	$23,283	$2,163

December 31, 2012	Principal Owed on Non-accrual Loans	Recorded Investment in Non-accrual Loans	Loans Past Due Over 90 Days, still accruing

Residential real estate	$3,145	$2,813	$208
Multifamily real estate	5,501	4,390	227
Commercial real estate
Owner occupied	1,153	976	783
Non owner occupied	3,207	2,174	74
Commercial and industrial	11,407	9,897	555
Consumer	278	267	-
All other	5,468	5,289	2,043
Total	$30,159	$25,806	$3,890

Nonaccrual loans and impaired loans are defined differently. Some loans may be included in both categories, and some may only be included in one category. Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

The following table presents the aging of the recorded investment in past due loans as of June 30, 2013 by class of loans:
Loan Class	Total Loans	30-89 Days Past Due	Greater than 90 days past due	Total Past Due	Loans Not Past Due

Residential real estate	$213,139	$3,862	$1,783	$5,645	$207,494
Multifamily real estate	35,281	346	4,222	4,568	30,713
Commercial real estate:
Owner occupied	93,927	2,343	789	3,132	90,795
Non owner occupied	179,308	666	2,469	3,135	176,173
Commercial and industrial	94,775	3,137	3,328	6,465	88,310
Consumer	26,087	395	92	487	25,600
All other	71,760	232	5,356	5,588	66,172
Total	$714,277	$10,981	$18,039	$29,020	$685,257

The following table presents the aging of the recorded investment in past due loans as of December 31, 2012 by class of loans:
Loan Class	Total Loans	30-89 Days Past Due	Greater than 90 days past due	Total Past Due	Loans Not Past Due

Residential real estate	$214,743	$9,356	$2,040	$11,396	$203,347
Multifamily real estate	28,673	695	3,893	4,588	24,085
Commercial real estate:
Owner occupied	91,902	6,212	1,129	7,341	84,561
Non owner occupied	178,849	5,267	2,248	7,515	171,334
Commercial and industrial	84,430	2,306	2,485	4,791	79,639
Consumer	28,128	602	176	778	27,350
All other	77,900	468	7,332	7,800	70,100
Total	$704,625	$24,906	$19,303	$44,209	$660,416

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2013:
	Allowance for Loan Losses				Loan Balances
Loan Class	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total

Residential real estate	$232	$2,139	$-	$2,371	$3,892	$209,054	$193	$213,139
Multifamily real estate	-	429	-	429	1,651	32,289	1,341	35,281
Commercial real estate:
Owner occupied	35	1,059	-	1,094	2,310	91,354	263	93,927
Non-owner occupied	362	1,606	-	1,968	1,287	172,229	5,792	179,308
Commercial and industrial	2,871	1,202	-	4,073	7,442	86,815	518	94,775
Consumer	-	233	-	233	-	26,087	-	26,087
All other	150	1,380	500	2,030	5,006	62,261	4,493	71,760
Total	$3,650	$8,048	$500	$12,198	$21,588	$680,089	$12,600	$714,277

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

The following table presents loans individually evaluated for impairment by class of loans as of June 30, 2013.  The table includes $7,845 of loans acquired with deteriorated credit quality that the Company cannot reasonably estimate cash flows such that they are accounted for on the cost recovery method and are still individually evaluated for impairment.

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Residential real estate	$1,515	$1,328	$-
Multifamily real estate	4,170	2,992	-
Commercial real estate
Owner occupied	2,697	2,026	-
Non owner occupied	2,625	1,533	-
Commercial and industrial	1,960	849	-
All other	4,414	4,395	-
	17,381	13,123	-
With an allowance recorded:
Residential real estate	$2,772	$2,757	$232
Commercial real estate
Owner occupied	547	547	35
Non owner occupied	809	790	362
Commercial and industrial	7,666	7,111	2,871
All other	12,503	5,104	650
	24,297	16,309	4,150
Total	$41,678	$29,432	$4,150

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

The following table presents the average balance of loans individually evaluated for impairment and interest income recognized on these loans for the six months ended June 30, 2013 and June 30, 2012.   The table includes loans acquired with deteriorated credit quality that are still individually evaluated for impairment.

	Six months ended June 30, 2013			Six months ended June 30, 2012
Loan Class	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized

Residential real estate	$4,486	$98	$97	$10,165	$318	$304
Multifamily real estate	4,006	796	796	7,334	1,350	1,341
Commercial real estate:
Owner occupied	2,655	88	71	8,612	938	923
Non-owner occupied	2,801	17	17	11,479	55	51
Commercial and industrial	10,082	40	40	9,055	240	233
Consumer	-	-	-	37	1	1
All other	9,393	161	161	7,896	194	183
Total	$33,423	$1,200	$1,182	$54,578	$3,096	$3,036

The following table presents the average balance of loans individually evaluated for impairment and interest income recognized on these loans for the three months ended June 30, 2013 and      June 30, 2012.   The table includes loans acquired with deteriorated credit quality that are still individually evaluated for impairment.

	Three months ended June 30, 2013			Three months ended June 30, 2012
Loan Class	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized

Residential real estate	$4,323	$48	$47	$10,209	$189	$181
Multifamily real estate	3,743	766	766	4,850	43	37
Commercial real estate:
Owner occupied	2,592	49	42	7,619	44	38
Non-owner occupied	2,349	16	16	11,432	20	25
Commercial and industrial	9,468	36	36	11,473	133	126
Consumer	-	-	-	36	1	1
All other	9,706	79	79	6,696	98	101
Total	$32,181	$994	$986	$52,315	$528	$509

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

Troubled Debt Restructurings

A loan is classified as a troubled debt restructuring ("TDR") when loan terms are modified due to a borrower's financial difficulties and a concession is granted to a borrower that would not have otherwise been considered. Most of the Company’s loan modifications involve a restructuring of loan terms prior to maturity to temporarily reduce the payment amount and/or to require only interest for a temporary period, usually up to six months.  These modifications generally do not meet the definition of a TDR because the modifications are considered to be an insignificant delay in payment.  The determination of an insignificant delay in payment is evaluated based on the facts and circumstances of the individual borrower(s).

The following table presents TDR’s as of June 30, 2013 and December 31, 2012:

June 30, 2013	TDR’s on Non-accrual	Other TDR’s	Total TDR’s

Residential real estate	$852	$306	$1,158
Commercial real estate
Owner occupied	-	4,361	4,361
Non owner occupied	-	3,308	3,308
Commercial and industrial	1,655	854	2,509
All other	16	2,167	2,183
Total	$2,523	$10,996	$13,519

December 31, 2012	TDR’s on Non-accrual	Other TDR’s	Total TDR’s

Residential real estate	$1,020	$240	$1,260
Commercial real estate
Owner occupied	-	4,224	4,224
Non owner occupied	-	4,920	4,920
Commercial and industrial	2	2,525	2,527
All other	-	2,197	2,197
Total	$1,022	$14,106	$15,128

At June 30, 2013 $789,000 in specific reserves was allocated to loans that had restructured terms.  At December 31, 2012 $220,000 in specific reserves was allocated to loans that had restructured terms.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

The following table presents TDR’s that occurred during the six months ended June 30, 2013 and June 30, 2012:

	Six months ended June 30, 2013			Six months ended June 30, 2012
Loan Class	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial and industrial	-	$-	$-	2	$1,999	$1,999
All other	1	16	16	-	-	-
Total	1	$16	$16	2	$1,999	$1,999

The troubled debt restructurings described above did not increase the allowance for loan losses during the six months ending June 30, 2013 and increased the allowance for loan losses by $40,000 during the six months ending June 30, 2012.

There were no TDR’s that occurred during the three months ended June 30, 2013 or June 30, 2012.

During the three months and six months ended June 30, 2013 there were no TDR’s for which there was a payment default within twelve months following the modification. During the three months and six months ended June 30, 2012 there were no TDR’s for which there was a payment default within twelve months following the modification.

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

As of June 30, 2013, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

Loan Class	Pass	Special Mention	Substandard	Doubtful	Total Loans

Residential real estate	$195,461	$9,300	$8,296	$82	$213,139
Multifamily real estate	28,634	1,241	5,406	-	35,281
Commercial real estate:
Owner occupied	81,698	7,257	4,972	-	93,927
Non-owner occupied	169,137	5,343	4,828	-	179,308
Commercial and industrial	85,152	641	8,940	42	94,775
Consumer	25,874	152	61	-	26,087
All other	57,251	665	13,383	461	71,760
Total	$643,207	$24,599	$45,886	$585	$714,277

As of December 31, 2012, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

Loan Class	Pass	Special Mention	Substandard	Doubtful	Total Loans

Residential real estate	$195,210	$10,115	$9,327	$91	$214,743
Multifamily real estate	19,747	1,912	7,014	-	28,673
Commercial real estate:
Owner occupied	74,529	8,994	8,379	-	91,902
Non-owner occupied	163,337	7,685	7,827	-	178,849
Commercial and industrial	70,180	2,739	11,508	3	84,430
Consumer	27,931	123	74	-	28,128
All other	64,009	814	12,386	691	77,900
Total	$614,943	$32,382	$56,515	$785	$704,625

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  4 - STOCKHOLDERS’ EQUITY AND REGULATORY MATTERS

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

These quantitative measures established by regulation to ensure capital adequacy require the Company and Banks to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of  June 30, 2013 the Company and the Banks meet all quantitative capital adequacy requirements to which they are subject.

Shown below is a summary of regulatory capital ratios for the Company:
	June 30, 2013	December 31, 2012	Regulatory Minimum Requirements	To Be Considered Well Capitalized
Tier I Capital (to Risk-Weighted Assets)	16.7%	16.1%	4.0%	6.0%
Total Capital (to Risk-Weighted Assets)	17.9%	17.4%	8.0%	10.0%
Tier I Capital (to Average Assets)	10.5%	10.0%	4.0%	5.0%

As of June 30, 2013, the most recent notification from each of the Banks’ primary Federal regulators categorized the subsidiary Banks as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Banks must maintain minimum Total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the preceding table.  There are no conditions or events since that notification that management believes have changed the Banks’ categories.

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  5 – PREFERRED STOCK - continued

The U.S. Treasury has agreed not to exercise voting power with respect to any common stock issued to it upon exercise of the Warrant.  The common stock will be issued from authorized but unissued common stock and thus will dilute the interests of existing Premier common shareholders.  As of June 30, 2013, the Warrant has not yet been exercised.  Since the Series A Preferred Stock was disposed of by the U.S. Treasury, Premier has the right to repurchase the Warrant at its appraised value.  If Premier chooses not to repurchase the Warrant, the U.S. Treasury may liquidate the Warrant at its current market price.

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  6 – STOCK COMPENSATION EXPENSE - continued

The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield in effect at the time of the grant.  The expected option life was estimated since there has been little option exercise history.  The expected stock price volatility is based on historical volatilities of the Company’s common stock.  The dividend yield was estimated by annualizing the current quarterly dividend on the Company’s common stock at the time of the option grant or by using historical dividends and dividend yields during the time the Company was restricted from paying dividends by its primary regulator.

Compensation expense of $87,000 was recorded for the first six months of 2013 compared to $85,000 for the first six months of 2012.  For the three months ended June 30, $41,000 was recorded for 2013 while $57,000 was recorded for 2012.  Stock-based compensation expense is recognized ratably over the requisite vesting period for all awards. Unrecognized stock-based compensation expense related to stock options totaled $191,000 at June 30, 2013. This unrecognized expense is expected to be recognized over the next 32 months based on the vesting periods of the options.

A summary of the Company’s stock option activity and related information is presented below for the six months ended June 30:

	- - - - - - 2013 - - - - - -		- - - - - - 2012 - - - - - -
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	392,366	$9.24	350,949	$10.77
Grants	52,900	11.39	105,700	7.47
Exercises	(48,617)	7.65	-	-
Forfeitures or expired	(12,201)	8.03	(4,332)	7.70
Outstanding at June 30,	384,448	$9.70	452,317	$9.19

Exercisable at June 30,	242,898		268,364
Weighted average remaining life of options outstanding	6.5		7.0
Weighted average fair value of options granted during the year	$2.85		$2.34

Options outstanding at period-end are expected to fully vest.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  6 – STOCK COMPENSATION EXPENSE - continued

Additional information regarding stock options outstanding and exercisable at June 30, 2013, is provided in the following table:

	- - - - - - - - Outstanding - - - - - - - -			- - - - - - - - Currently Exercisable - - - - - - - -
Range of Exercise Prices	Number	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value

$6.50 to $10.00	227,415	$7.48	$1,038	136,965	6.6	$7.59	$610
$10.01 to $12.50	72,933	11.46	42	21,833	1.6	11.62	9
$12.51 to $15.00	60,600	13.46	-	60,600	4.2	13.46	-
$15.01 to $17.50	23,500	16.00	-	23,500	2.6	16.00	-
Outstanding - Jun 30, 2013	384,448	9.70	$1,080	242,898	5.2	10.23	$619

NOTE  7 – EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the earnings per common share and earnings per common share assuming dilution computations for the three and six months ended June 30, 2013 and 2012 is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Basic earnings per share
Income available to common stockholders	$2,944	$1,786	$5,283	$4,311
Weighted average common shares outstanding	7,980,923	7,937,143	7,971,859	7,937,143
Earnings per share	$0.37	$0.23	$0.66	$0.54

Diluted earnings per share
Income available to common stockholders	$2,944	$1,786	$5,283	$4,311
Weighted average common shares outstanding	7,980,923	7,937,143	7,971,859	7,937,143
Add dilutive effects of potential additional common stock	451,072	202,258	439,194	144,075
Weighted average common and dilutive potential common shares outstanding	8,431,995	8,139,401	8,411,053	8,081,218
Earnings per share assuming dilution	$0.35	$0.22	$0.63	$0.53

Stock options for 84,100 and 405,349 shares of common stock were not considered in computing diluted earnings per share for the six months ended June 30, 2013 and 2012 because they were antidilutive.  Stock options for 84,100 and 202,449 shares of common stock were not considered in computing diluted earnings per share for the three months ended June 30, 2013 and 2012 because they were antidilutive.

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  8 – FAIR VALUE - continued

The carrying amounts and estimated fair values of financial instruments at June 30, 2013 were as follows:

		Fair Value Measurements at June 30, 2013 Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and due from banks	$66,064	$66,064	$-	$-	$66,064
Federal funds sold	4,266	4,266	-	-	4,266
Securities available for sale	258,120	-	257,980	140	258,120
Loans held for sale	247	-	-	247	247
Loans, net	702,079	-	-	703,276	703,276
Federal Home Loan Bank stock	4,183	n/a	n/a	n/a	n/a
Interest receivable	3,107	-	699	2,408	3,107

Financial liabilities
Deposits	$(932,944)	$(585,486)	$(349,296)	$-	$(934,782)
Securities sold under agreements to repurchase	(8,515)	-	(8,515)	-	(8,515)
Other borrowed funds	(15,000)	-	(14,975)	-	(14,975)
Interest payable	(430)	(5)	(425)	-	(430)

The carrying amounts and estimated fair values of financial instruments at December 31, 2012 were as follows:

		Fair Value Measurements at December 31, 2012 Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and due from banks	$66,009	$66,009	$-	$-	$66,009
Federal funds sold	4,236	4,236	-	-	4,236
Securities available for sale	283,975	-	283,835	140	283,975
Loans held for sale	200	-	-	200	200
Loans, net	693,137	-	-	691,519	691,519
Federal Home Loan Bank stock	4,181	n/a	n/a	n/a	n/a
Interest receivable	3,403	-	827	2,576	3,403

Financial liabilities
Deposits	$(930,583)	$(577,274)	$(356,730)	$-	$(934,004)
Securities sold under agreements to repurchase	(26,102)	-	(26,102)	-	(26,102)
Other borrowed funds	(16,049)	-	(16,022)	-	(16,022)
Interest payable	(489)	(6)	(483)	-	(489)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  8 – FAIR VALUE - continued

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at June 30, 2013 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale
Mortgage-backed securities
U. S. agency MBS - residential	$38,224	$-	$38,224	$-
U. S. agency CMO’s - residential	204,118	-	204,118	-
Total mortgage-backed securities of government sponsored agencies	242,342	-	242,342	-
U. S. government sponsored agency securities	6,969	-	6,969	-
Obligations of states and political subdivisions	6,747	-	6,607	140
Other securities	2,062	-	2,062	-
Total available for sale	$258,120	$-	$257,980	$140

		Fair Value Measurements at December 31, 2012 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale
Mortgage-backed securities
U. S. agency MBS - residential	$37,100	$-	$37,100	$-
U. S. agency CMO’s - residential	212,847	-	212,847	-
Total mortgage-backed securities of government sponsored agencies	249,947	-	249,947	-
U. S. government sponsored agency securities	22,244	-	22,244	-
Obligations of states and political subdivisions	7,860	-	7,720	140
Other securities	3,924	-	3,924	-
Total available for sale	$283,975	$-	$283,835	$140

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  8 – FAIR VALUE - continued

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis at June 30, 2013 are summarized below:

		Fair Value Measurements at June 30, 2013 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Residential Real Estate	$2,525	$-	$-	$2,525
Commercial Real Estate
Owner Occupied	512	-	-	512
Non-owner Occupied	428	-	-	428
Commercial and Industrial	4,240	-	-	4,240
All Other	4,454	-	-	4,454
Total impaired loans	12,159	$-	$-	$12,159

Other real estate owned:
Commercial Real Estate
Non-owner Occupied	490	-	-	490
All Other	7,211	-	-	7,211
Total OREO	$7,701	$-	$-	$7,701

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $16,309,000 at June 30, 2013 with a valuation allowance of $4,150,000 and a carrying amount of $20,285,000 at December 31, 2012 with a valuation allowance of $3,842,000, resulting in a provision for loan losses of $483,000 for the six months ended June 30, 2013, compared to a $1,000 provision for loan losses for the six months ended June 30, 2012;  and a negative $429,000 provision for loan losses for the three months ended June 30, 2013, compared to a negative $527,000 provision for loan losses for the three months ended June 30, 2012.  The detail of impaired loans by loan class is contained in Note 3 above.

Other real estate owned measured at fair value less costs to sell, had a net carrying amount of $7,701,000 which is made up of the outstanding balance of $9,296,000 net of a valuation allowance of $1,595,000 at June 30, 2013. There were no additional write downs during the six months ended June 30, 2013, compared to $85,000 of additional write downs during the six months ended June 30, 2012.  For the three months ended June 30, 2013 no additional write downs were recorded compared to $41,000 of write downs during the three months ended   June 30, 2012.  At December 31, 2012, other real estate owned had a net carrying amount of $7,968,000, made up of the outstanding balance of $9,945,000, net of a valuation allowance of $1,977,000.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  8 – FAIR VALUE - continued

The significant unobservable inputs related to assets and liabilities measured at fair value on a non-recurring basis at June 30, 2013 are summarized below:

	June 30, 2013	Valuation Techniques	Unobservable Inputs	Range (Weighted Avg)
Impaired loans:
Residential Real Estate	$2,525	sales comparison	adjustment for differences between the comparable sales	0.8%-16.7%(9.0%)
Commercial Real Estate
Owner Occupied	512	sales comparison	adjustment for limited salability of specialized property	40.0%-70.0%(44.1%)
Non-owner Occupied	428	sales comparison	adjustment for limited salability of specialized property	50.5%-50.5%(50.5%)
Commercial and Industrial	4,240	sales comparison	adjustment for limited salability of specialized property	0.0%-80.5%(57.0%)
All Other	4,454	sales comparison	adjustment for percentage of completion of construction	10.0%-91.4%(66.2%)
Total impaired loans	12,159

Other real estate owned:
Commercial Real Estate
Non-owner Occupied	490	sales comparison	adjustment for differences between the comparable sales	1.9%-1.9%(1.9%)
All Other	7,211	sales comparison	adjustment for estimated realizable value	4.7%-15.9%(12.6%)
Total OREO	$7,701

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  9 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table details the changes in the single component of accumulated other comprehensive income for the six months ended June 30, 2013:

Accumulated Other Comprehensive Income	Unrealized Gain on Securities Available for Sale
Balance, December 31, 2012	$6,576
Reclassification adjustments to net income:
Realized gain on disposition of securities	(148)
Provision for income taxes	50
Unrealized losses arising during the period, net of tax	(3,570)
Balance, June 30, 2013	$2,908

The following table details the changes in the single component of accumulated other comprehensive income for the three months ended June 30, 2013:

Accumulated Other Comprehensive Income	Unrealized Gain on Securities Available for Sale
Balance, March 31, 2013	$6,096
Unrealized losses arising during the period, net of tax	(3,188)
Balance, June 30, 2013	$2,908

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
JUNE 30, 2013

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

Net income for the six months ended June 30, 2013 was $5,613,000, or $0.63 per diluted share, compared to net income of $4,922,000, or $0.53 per diluted share, for the six months ended June 30, 2012.  The increase in net income in 2013 is largely due to a decrease in total interest expense, a decrease in the provision for loan losses, and decreases in staff costs, occupancy and equipment expenses, professional fees and collection costs.  These decreases in expenses more than offset decreases in interest income and non-interest income.  The annualized returns on average common shareholders’ equity and average assets were approximately 7.81% and 1.00% for the six months ended June 30, 2013 compared to 6.76% and 0.86% for the same period in 2012.

Net income for the three months ended June 30, 2013 was $3,109,000, or $0.35 per diluted share, compared to net income of $2,092,000, or $0.22 per diluted share for the three months ended June 30, 2012.  The increase in income in 2013 is largely due to an increase in total interest income, a decrease in total interest expense, a decrease in the provision for loan losses, and decreases in non-interest expenses which more than offset a decrease in non-interest income.  The annualized returns on common shareholders’ equity and average assets were approximately 8.72% and 1.11% for the three months ended June 30, 2013 compared to 5.62% and 0.73% for the same period in 2012.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
JUNE 30, 2013

Net interest income for the six months ended June 30, 2013 totaled $21.23 million, down $1.49 million, or 6.6%, from the $22.73 million of net interest income earned in the first six months of 2012, as the decrease in total interest income exceeded the decrease in total interest expense.  Interest income in 2013 decreased by $2.44 million, or 9.3%, largely due to a decrease in interest and fees on loans.  In the first six months of 2013, interest income on loans decreased by $1.90 million, or 8.5%, compared to the same period in 2012.  In 2012, interest income on loans included $2.10 million from the recognition of deferred interest and purchase discounts on non-accrual loans liquidated during the first quarter of 2012 while in 2013, interest income on loans included $770,000 of similar income on non-accrual loans liquidated during the second quarter of 2013. The timing of these liquidations is difficult to predict, which creates fluctuations in reported loan interest income.  Otherwise, interest income on loans would have decreased by $567,000 in the first six months of 2013 due to lower yields on a higher average balance of loans outstanding.  Interest earned on investments decreased by $538,000, or 14.4%, due to lower average yields on a lower average volume of investments.  Interest earned on federal funds sold and interest bearing bank balances decreased by $4,000, largely due to a lower average volume of assets held in this category.

Partially offsetting the decrease in interest income in the first six months of 2013 was $946,000 of interest expense savings.  Interest expense decreased in total during the first six months of 2013 by $946,000, or 27.5%, when compared to the same six months of 2012.  Interest expense on deposits decreased by $827,000, or 27.8%, largely due to a continuing decrease in rates paid on deposits combined with a lower average balance of interest-bearing deposits outstanding.  Interest expense on repurchase agreements and other short-term borrowings decreased by $30,000, largely due to lower rates paid and a lower average balance outstanding.  All FHLB advances were repaid in 2012 saving $41,000 of interest expense in the first six months of 2013 compared to 2012.  Interest expense on other borrowings decreased by $49,000, or 12.7%, in the first six months of 2013 compared to the first six months of 2012, largely due to a decrease in the average amount of borrowings outstanding.

The Federal Reserve System Board of Governors’ policy to maintain the federal funds rate at nearly zero, coupled with the U.S. Treasury actively buying investment securities, has significantly reduced the yield on much of Premier’s earning assets, including investments, federal funds sold and variable rate loans.  Premier has tried to offset the lower interest income by lowering the rates paid on its deposits and repurchase agreements with customers.  However, with the recognition of additional loan interest income upon the liquidation of non-accrual loans in 2012 coupled with the lower amount of decrease in the rates paid on deposit accounts versus the decrease in earning asset yields,  Premier’s overall net interest margin decreased in the first six months of 2013.  Premier’s net interest margin during the first six months of 2013 was 4.16% compared to 4.38% for the same period in 2012.  A portion of the interest income on loans is the result of recognizing into interest income the remaining fair value discounts on notes acquired via a business acquisition if that note was paid-off during the period.  These events cannot be predicted with certainty and may positively or negatively affect the comparison of interest income on loans in future periods.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
JUNE 30, 2013

Additional information on Premier’s net interest income for the first six months of 2013 and 2012 is contained in the following table.

PREMIER FINANCIAL BANCORP, INC.
AVERAGE CONSOLIDATED BALANCE SHEETS
AND NET INTEREST INCOME ANALYSIS

	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
Assets
Interest Earning Assets
Federal funds sold and other	$53,220	$72	0.27%	$65,767	$76	0.23%
Securities available for sale
Taxable	271,044	3,110	2.30	291,631	3,620	2.48
Tax-exempt	5,944	84	4.28	7,647	112	4.44
Total investment securities	276,988	3,194	2.34	299,278	3,732	2.53
Total loans	703,214	20,466	5.87	677,189	22,364	6.62
Total interest-earning assets	1,033,422	23,732	4.63%	1,042,234	26,172	5.05%
Allowance for loan losses	(12,159)			(10,039)
Cash and due from banks	26,791			28,689
Other assets	68,902			75,598
Total assets	$1,116,956			$1,136,482

Liabilities and Equity
Interest-bearing liabilities
Interest-bearing deposits	$739,503	2,145	0.58	$745,796	2,972	0.80
Short-term borrowings	14,919	18	0.24	21,323	48	0.45
FHLB advances	-	-	-	3,757	41	2.19
Other borrowings	15,509	336	4.37	17,482	385	4.42
Total interest-bearing liabilities	769,931	2,499	0.65%	788,358	3,446	0.88%
Non-interest bearing deposits	196,818			195,866
Other liabilities	3,659			4,185
Shareholders’ equity	146,548			148,073
Total liabilities and equity	$1,116,956			$1,136,482

Net interest earnings		$21,233			$22,726
Net interest spread			3.98%			4.17%
Net interest margin			4.16%			4.38%

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
JUNE 30, 2013

Additional information on Premier’s net interest income for the second quarter of 2013 and second quarter of 2012 is contained in the following table.

PREMIER FINANCIAL BANCORP, INC.
AVERAGE CONSOLIDATED BALANCE SHEETS
AND NET INTEREST INCOME ANALYSIS

	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
Assets
Interest Earning Assets
Federal funds sold and other	$57,782	$42	0.28%	$66,149	$44	0.27%
Securities available for sale
Taxable	264,356	1,528	2.31	300,694	1,829	2.43
Tax-exempt	5,852	41	4.25	7,608	56	4.46
Total investment securities	270,208	1,569	2.36	308,302	1,885	2.48
Total loans	704,780	10,706	6.09	674,332	10,027	5.96
Total interest-earning assets	1,032,770	12,317	4.79%	1,048,783	11,956	4.58%
Allowance for loan losses	(12,478)			(10,244)
Cash and due from banks	26,963			28,937
Other assets	68,625			74,931
Total assets	$1,115,880			$1,142,407

Liabilities and Equity
Interest-bearing liabilities
Interest-bearing deposits	$741,436	1,054	0.57	$752,332	1,437	0.77
Short-term borrowings	10,241	6	0.23	20,260	22	0.44
FHLB advances	-	-	-	12	-	0.00
Other borrowings	15,262	164	4.31	17,323	189	4.38
Total interest-bearing liabilities	766,939	1,224	0.64%	789,927	1,648	0.84%
Non-interest bearing deposits	198,372			198,816
Other liabilities	3,560			4,474
Shareholders’ equity	147,009			149,190
Total liabilities and equity	$1,115,880			$1,142,407

Net interest earnings		$11,093			$10,308
Net interest spread			4.15%			3.74%
Net interest margin			4.31%			3.95%

Net interest income for the quarter ending June 30, 2013 totaled 11.09 million, up $784,000, or 7.6%, from the $10.31 million of net interest income earned in the second quarter of 2012.  Interest income in the second quarter of 2013 increased by $361,000, or 3.0%, as an increase in interest income on loans more than offset a decrease in interest income on investments.  Interest income on loans increased by $679,000, or 6.8%.  In the second quarter of 2013, interest income on loans included $770,000 from the recognition of deferred interest and purchase discounts on non-accrual loans liquidated during the quarter.  When a loan that has been discounted as a result being purchased in a business acquisition is paid-off, any remaining discount is recognized as interest income on loans.  These events cannot be predicted with certainty and may positively or negatively affect interest income on loans in future periods, which creates fluctuations in reported loan interest income.  Otherwise, interest income on loans would have decreased by $91,000 in the second quarter of 2013  due to lower yields on a higher average balance of loans outstanding.  Interest earned on investments decreased by $316,000, or 16.8%, due to lower average yields on a lower average volume of investments.  Average investment balances have decreased as maturing funds have been placed into loans or used to satisfy deposit withdrawals.  Interest earned on federal funds sold and interest bearing bank balances decreased by $2,000, largely due to a lower average volume of assets held in this category.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
JUNE 30, 2013

Also adding to the increase in net interest income, interest expense decreased in total during the second quarter of 2013 by $424,000, or 25.7%, when compared to the same quarter of 2012.  Interest expense on deposits decreased by $383,000, or 26.7%, largely due to a continuing decrease in the rates paid combined with a lower average balance of interest-bearing deposits outstanding.  Interest expense on repurchase agreements and other short-term borrowings decreased by $16,000, again largely due to a decrease in the interest rates paid combined with a lower average balance outstanding.  Interest expense on other borrowings decreased by $25,000, or 13.2%, in the second quarter of 2013 compared to the second quarter of 2012, largely due to a decrease in the average amount of borrowings outstanding.  The Board of Governors’ policy to reduce the federal funds rate to nearly zero, coupled with the U.S. Treasury actively buying investment securities, has significantly reduced the yield on much of Premier’s earning assets, including investments, federal funds sold and variable rate loans.  New fixed rate loans are also pricing lower than loans originated in prior periods.  Premier has tried to offset the lower interest earning yields by lowering the rates paid on its deposits and repurchase agreements with customers.  During the second quarter of 2013, the decrease in the rates paid on deposits outpaced the lower yields on investments.  This interest savings along with the increase in interest income on loans from the liquidation of non-accrual loans during the quarter has improved Premier’s overall net interest margin.  Premier’s net interest margin during the second quarter of 2013 was 4.31% compared to 3.95% for the same period in 2012.

Non-interest income increased by $77,000, or 2.4%, to $3,226,000 for the first six months of 2013 compared to the same period of 2012.  However, this increase included a $148,000 gain on the disposition of an investment security that was called during the first six months of 2013.  Excluding this gain, service charges of deposit accounts decreased by $67,000, or 3.9%, and electronic banking income (income from debit/credit cards, ATM fees and internet banking charges) decreased by $23,000, or 2.3%.  The decrease in service charges on deposit accounts is largely due to a decrease in customer overdraft activity as customers reduced their propensity to incur overdraft charges as they managed their checking accounts more closely.  These decreases were partially offset by a $13,000, or 10.2%, increase in income from selling mortgages in the secondary market and a $6,000 increase in income from other sources.  The increase in secondary market mortgage income is largely due to the stabilization of requirements for customers to qualify for mortgages that are eligible for sale in the secondary market and an increase in customer demand for refinancing existing mortgage loans during the first quarter compared to one-year ago.

For the quarter ending June 30, 2013, non-interest income decreased by $51,000 to $1,581,000 compared to $1,632,000 recognized during the same quarter of 2012.  Service charges on deposit accounts decreased by $26,000, or 3.0%, electronic banking income decreased by $5,000, or 1.0%, and secondary market mortgage income decreased by $56,000, or 54.4%.  These decreases were partially offset by a $36,000 increase in income from other sources.  The decrease in secondary market mortgage income was largely the result of diminished activity.  The recent increase in longer-term interest rates in the second quarter of 2013 has resulted in lower demand for mortgage refinancing.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
JUNE 30, 2013

Non-interest expenses for the first six months of 2013 totaled $15.20 million, or 2.74% of average assets on an annualized basis, compared to $16.66 million, or 2.95% of average assets for the same period of 2012.  The 1.46 million decrease in non-interest expenses in 2013 when compared to the first six months of 2012 is largely due to a $587,000, or 68.8% decrease in loan collection expenses, namely foreclosure and other loan collection expenses associated with the liquidation of non-accrual loans during the first quarter of 2012.  Also contributing to the decrease in non-interest expenses during the first six months of 2013 was a $384,000, or 4.9%, decrease in staff costs following the decrease in the number employees resulting from the internal bank mergers to form Premier Bank, Inc. in 2011 and to consolidate the Kentucky and Ohio operations under Citizens Deposit Bank and Trust in the second half of 2012.  Other decreases in non-interest expense during the first six months of 2013 include an $119,000, or 5.2%, decrease in occupancy and equipment expense, a $70,000, or 4.0%, decrease in data processing costs, a $139,000, or 23.8%, decrease in professional fees,  a $69,000, or 14.3%, decrease in FDIC insurance expense, and a $43,000, or 12.4%, decrease in core deposit amortization expense.  Occupancy expense decreased largely due to lower rent expense and leasehold improvement depreciation from the consolidation of rented facilities.  Equipment expense decreased largely due to lower software subscription expenditures and lower depreciation and maintenance expense, partially offset by the write-off of obsolete equipment.  Data processing costs decreased due to lower amounts paid for electronic banking processing and the processing of checks and other items.  Professional fees decreased as a result of lower legal and audit costs partially offset by an increase in consulting costs.  FDIC insurance expense decreased largely due to savings realized by consolidating the Kentucky and Ohio operations under Citizens Deposit Bank and Trust in the second half of 2012.  Core deposit amortization expense decreased as Premier utilizes an accelerated method to amortize its core deposit intangible asset.  These expense decreases more than offset an $89,000, or 17.6%, increase in expenses and writedowns on other real estate owned (OREO), and a $17,000, or 4.9%, increase in taxes not on income.  The increase in expenses on OREO is largely due to a decrease in rental income earned from an OREO property that was sold in late 2012 which more than offset a decrease in OREO writedown expense.  The increase in taxes not on income is largely due to an increase in amount subject to Virginia’s franchise tax resulting from the formation of Premier Bank partially offset by a decrease in Ohio’s franchise tax.

Non-interest expenses for the second quarter of 2013 totaled $7.81 million, or 2.81% of average assets on an annualized basis, compared to $8.07 million, or 2.84% of average assets for the same period of 2012.  The $257,000 decrease in non-interest expenses in the second quarter of 2013 when compared to the second quarter of 2012 is largely due to a general decrease in operating costs across all major expense categories.  FDIC insurance expense decreased by $39,000, or 16.3%, largely due to savings realized by consolidating the Kentucky and Ohio operations under Citizens Deposit Bank and Trust in the second half of 2012.  Collection expenses decreased by $55,000, or 28.9%, largely due to lower costs incurred in the Company’s Washington market.  Taxes not on income decreased by $39,000, or 20.5%, largely due to decreases in amounts subject to Ohio’s and West Virginia’s franchise tax partially offset by an increase in Virginia’ franchise tax.  Otherwise, staff costs decreased by $13,000, or 0.4%.  Occupancy and equipment costs decreased by $18,000, or 1.6%.  Outside data processing decreased by $18,000, or 2.1%.  Professional fees decreased by $11,000, or 3.7%.  OREO expenses decreased by $21,000, or 7.2%.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
JUNE 30, 2013

Income tax expense was $3.15 million for the first six months of 2013 compared to $2.59 million for the first six months of 2012.  The effective tax rate for the six months ended June 30, 2013 was 35.9% compared to 34.5% for the same period in 2012.  For the quarter ending June 30, 2013, income tax expense was $1.83 million, a 37.0% effective tax rate, compared to $1.03 million (a 33.0% effective tax rate) for the same period of 2012.  The increase in income tax expense can be primarily attributed to the increase in pre-tax income detailed above, while the increases in the effective income tax rate are largely due to increases in the amount of income subject to state income taxes and the Company’s taxable income reaching the phase-in threshold of the 35% Federal corporate income tax rate.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
JUNE 30, 2013

B.         Financial Position

Total assets at June 30, 2013 decreased by $15.8 million to just under $1.105 billion from the $1.121 billion at December 31, 2012.  However, earning assets decreased by only $11.5 from the $1.031 billion at year-end 2012 to end the quarter at $1.019 billion.  The decrease in total assets was largely due to a decrease in securities available for sale and cash and due from banks partially offset by an increase in net loans outstanding and interest bearing bank balances (see below).

Cash and due from banks at June 30, 2013 was $27.9 million, a $4.6 million decrease from the $32.5 million at December 31, 2012.  Interest bearing bank balances increased by $4.6 million from the $33.5 million reported at December 31, 2012, while federal funds sold remained relatively unchanged at $4.3 million at June 30, 2013.  Changes in these highly liquid assets are generally in response to increases in deposits, the demand for deposit withdrawals or the funding of loans or investment purchases and are part of Premier’s management of its liquidity and interest rate risks.  The increase in interest bearing bank balances during the first six months of 2013 was largely in response to a reallocation of some of Premier’s surplus cash and due from banks on hand at December 31, 2012 into an interest earning asset.

Securities available for sale totaled $258.1 million at June 30, 2013, a $25.9 million decrease from the $284.0 million at December 31, 2012.  The decrease was largely due to monthly principal payments on Premier’s mortgage backed securities portfolio which returns approximately $4.6 million per month in cash flow to be reinvested, used to fund loans, or satisfy deposit and customer repurchase agreement withdrawals.  In addition, Premier received additional funds from maturing and called securities.  Not all of these funds were reinvested in the investment portfolio.  During the first six months of 2013, some of these funds were used to satisfy customer repurchase agreement withdrawals (see below) and fund the increase in loans.  The investment portfolio is predominately high quality residential mortgage backed securities backed by the U.S. Government or Government sponsored agencies.  The unrealized losses at June 30, 2013 and December 31, 2012 are believed to be price changes resulting from increases in the long-term interest rate environment and management anticipates receiving all principal and interest on these investments as they come due.  Additional details on investment activities can be found in the Consolidated Statements of Cash Flows.

Total loans at June 30, 2013 were $714.3 million compared to $704.6 million at December 31, 2012, an increase of approximately $9.7 million, or 1.4%.  The increase in loans was largely due to new loan demand, primarily commercial loans, during the second quarter of 2013 which more than offset a decrease in loans during the first three months of 2013, largely due to payoffs, transfers of loans to OREO upon foreclosure and principal payments on loans.

Deposits totaled $932.9 million as of June 30, 2013, a $2.3 million increase from the $930.6 million in deposits at December 31, 2012.  The overall increase in deposits is due to a $5.0 million, or 3.5%, increase in certificates of deposit over $100,000, a $9.7 million, or 4.6%, increase in savings and money market accounts and a $1.1 million, or 0.6%, increase in non-interest bearing deposit accounts.  These increases were partially offset by an $11.2 million, or 5.3%, decrease in certificates of deposit and individual retirement accounts (IRA’s) under $100k and a $2.3 million or 1.4% decrease in in interest bearing transaction accounts.  Contrary to the growth in total deposits, repurchase agreements with corporate and public entity customers decreased in the first six months of 2013, declining by $17.6 million to $8.5 million as of June 30, 2013.  Customer repurchase agreement balances are highly sensitive to interest rates and the decrease in balance outstanding at June 30, 2013 was largely due to a lowering of the rate paid by Premier on this kind of short-term liability.  Other borrowed funds decreased by $1.0 million during the first six months of 2013 due to regularly scheduled principal payments plus accelerated principal payments.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
JUNE 30, 2013

The following table sets forth information with respect to the Company’s nonperforming assets at June 30, 2013 and December 31, 2012.

	(In Thousands)
	2013	2012
Non-accrual loans	$23,283	$25,806
Accruing loans which are contractually past due 90 days or more	2,163	3,890
Accruing restructured loans	10,773	14,106
Total non-performing loans	36,219	43,802
Other real estate acquired through foreclosure (OREO)	13,556	13,366
Total non-performing assets	$49,775	$57,168

Non-performing loans as a percentage of total loans	5.07%	6.22%

Non-performing assets as a percentage of total assets	4.50%	5.10%

Total non-performing loans have decreased since year-end, largely due to a $3.3 million decrease in in restructured loans performing in accordance with their modified terms and a $2.5 million decrease in non-accrual loans.  Also affecting the decrease in non-performing loans was a $1.7 million decrease in accruing loans past due 90 days or more.  During the first six months of 2013, a total of $3.0 million of loans have been placed on non-accrual status, including a $1.7 million restructured loan that became significantly past due.  These increases in non-accrual loans were more than offset by approximately $4.9 million of payments and payoffs received on non-accrual loans during that time.  The remaining $622,000 decrease in non-accrual loans was due to charge-offs and transfers to other real estate owned (“OREO”).  The change in OREO during the first six months of 2013 is largely due to foreclosures and expenditures for improvements to existing OREO properties of approximately $1.9 million partially offset by sales of $1.7 million of OREO properties.  There have been no additional writedowns on OREO property during the first six months of 2013 while writedowns of $85,000 were recorded during the same period of 2012.  The writedowns in the first six months of 2012 were more than offset by $123,000 of gains on the disposition of OREO sold which compares to approximately $74,000 of gains recorded on the disposition of OREO sold during the first six months of 2013. The significant level of non-accrual loans and OREO is primarily due to the non-performing assets that came with the acquisition of Abigail Adams and its two subsidiary banks (the “Acquired Banks”).

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
JUNE 30, 2013

At December 31, 2012, the Acquired Banks accounted for $28.4 million, or 49.7%, of Premier’s non-performing assets while at June 30, 2013 the Acquired Banks accounted for $29.2 million, or 58.6% of Premier’s non-performing assets.  However, since these assets were recorded at an estimated fair value on the date of acquisition, the amount of credit risk assumed by Premier is not nearly as great as the volume of non-performing assets suggests taken at face value.  The estimate of fair value on all loans, but particularly on non-performing assets, included factors for the measurement of credit risk, interest rate risk and re-salability in the most advantageous market for the loans in an orderly transaction between market participants. These estimates included significant discounts on the non-accrual loans.  Since the estimated fair value of these loans was believed to have accounted for the reasonably estimable credit risk in the loans, consistent with new accounting guidance for acquisitions after 2008, no allowance for loan losses for these loans was recorded at the date of acquisition.  Under previous accounting standards, the loan loss allowance of acquired banks would have carried over to Premier’s books and records, as was the case for the Traders Bank and Citizens First Bank acquisitions.  The following table illustrates the face value of the non-performing assets of the Acquired Banks as of June 30, 2013 and December 31, 2012 and the discounted net carrying value of those non-performing assets.

NON-PERFORMING ASSETS AT ACQUIRED SUBSIDIARY BANKS
(Dollars in thousands)
	June 30, 2013		December 31, 2012
	Face Value	Discounted Net Carrying Value	Face Value	Discounted Net Carrying Value
Non-performing Assets
Non-accrual loans	$19,016	$9,442	$12,338	$9,874
Loans 90+ days past due	1,678	1,628	1,458	1,423
Restructured loans	7,957	7,656	7,871	7,565
Other real estate owned	10,996	10,456	10,152	9,573
Total non-performing assets	$39,647	$29,182	$31,819	$28,435

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

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
JUNE 30, 2013

Gross charge-offs totaled $392,000 during the first six months of 2013.  Any collections on these loans would be presented in future financial statements as recoveries of the amounts charged against the allowance.  Recoveries recorded during the first six months of 2013 totaled $602,000 resulting in net recoveries for the first six months of 2013 of $210,000.  These amounts compare to the $1.78 million of gross charge-offs and $147,000 of recoveries recorded during the first six months of 2012, resulting in a net charge of $1.63 million to the allowance for loan losses.  During the second quarter of 2012, Premier charged-off loans and portions of loans that had previously been identified as impaired whereby management determined that any eventual liquidation of collateral would be insufficient to repay the entire amount due on the loans.  The recoveries in 2013 are largely the result of downpayments and continuing monthly payments toward the collection on two loans that were charge-off in prior years.  The allowance for loan losses at June 30, 2013 was 1.71% of total loans compared to 1.63% at December 31, 2012.  The increase in the ratio is largely due the $210,000 of net recoveries recorded during the first six months of 2013, plus the $500,000 of provision for loan losses expensed during that time.

During the second quarter of 2013, Premier recorded $70,000 of negative provision for loan losses compared to $750,000 of additional provision for loans losses during the same quarter of 2012.  The decrease in the provision for loan losses was the result of management’s updated assessment of the level of credit risk in the loan portfolio in accordance with Premier’s policies regarding the estimation of probable incurred losses in the loan portfolio and the adequacy of the allowance for loan losses, including updated historical charge-off ratios, the level of net recoveries in 2013, payments received on impaired loans previously identified with specific reserve allocations as well as increases in specific reserve allocations on existing loans.

During the first six months of 2013, Premier recorded $500,000 of provision expense which compares to $1.7 million of provision expense recorded during the first six months of 2012.  During the first six months of 2012, Premier charged-off $1.78 million of loans and portions of loans that had previously been identified as impaired whereby management determined that any eventual liquidation of collateral would be insufficient to repay the entire amount due on the loans compared to gross charge-offs of $392,000 during the first six months of 2013.

The allowance for loan losses allocated to loans individually evaluated for impairment increased from $3.3 million at December 31, 2012 to $4.2 million at March 31, 2013 and then decreased to $3.7 million at June 30, 2013, largely due to payments received on impaired loans during the second quarter of 2013.  The continuing level of non-performing loans, plus additional loans identified as impaired under Premier’s policies for estimating credit risk are evidence of the increased credit risk in the loan portfolio.  The actual amount of realized losses, if any, has yet to be determined and may not be determined for some time into the future.  However, in management’s opinion, sufficient evidence existed in the first quarter 2013 to reduce the likelihood of full repayment and increase the related estimated credit risk.  As the pace of economic recovery continues to be sluggish in Premier’s markets, the ability of borrowers to consistently make their loan payments is increasingly being tested.  Evidence of the continuing higher level of credit risk includes a high level of past due and non-accrual loans, loan charge-offs and increases in other real estate owned as a result of foreclosures.  The provision for loan losses was made in accordance with Premier’s policies regarding management’s estimation of probable incurred losses in the loan portfolio and the adequacy of the allowance for loan losses, which are in accordance with accounting principles generally accepted in the United States of America.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
JUNE 30, 2013

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
JUNE 30, 2013

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

2.	Cash flow generated by repayment of loans and interest.

3.	Arrangements with correspondent banks for purchase of unsecured federal funds.

4.	The sale of securities under repurchase agreements and borrowing from the Federal Home Loan Bank.

5.	Maintenance of an adequate available-for-sale security portfolio. The Company owns $258.1 million of securities at fair value as of June 30, 2013.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
JUNE 30, 2013

The cash flow statements for the periods presented in the financial statements provide an indication of the Company’s sources and uses of cash as well as an indication of the ability of the Company to maintain an adequate level of liquidity.

E.         Capital

At June 30, 2013, total shareholders’ equity of $144.6 million was 13.1% of total assets.  This compares to total shareholders’ equity of $144.3 million or 12.9% of total assets on    December 31, 2012.

Tier I capital totaled $113.7 million at June 30, 2013, which represents a Tier I leverage ratio of 10.5%.  This ratio is up slightly from the 10.0% at December 31, 2012 as the growth in Tier I capital was divided by a lower base of total assets at June 30, 2013.

Book value per common share was $16.57 at June 30, 2013, and $16.63 at December 31, 2012.  The decrease in book value per share was largely the result of additional shares issued during the second quarter as a result of the exercise of employee stock options.  Book value per share was also reduced by the $3.7 million of other comprehensive loss for the first six months of 2013 related to the after tax decrease in the market value of investment securities available for sale, which decreased book value by approximately $0.46 per share, and the $0.22 per share cash dividends to common shareholders declared and paid during the first six months of 2013.  These decreases offset the $0.63 per share earned during the first six months of 2013, including an approximate $0.04 per share reduction for the $330,000 of preferred stock dividends accrued and related accretion.

PREMIER FINANCIAL BANCORP, INC.
JUNE 30, 2013

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
JUNE 30, 2013

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
JUNE 30, 2013

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PREMIER FINANCIAL BANCORP, INC.

Date: August 8, 2013                                     /s/ Robert W. Walker
Robert W. Walker
President & Chief Executive Officer

Date: August 8, 2013                                     /s/ Brien M. Chase
Brien M. Chase
Senior Vice President & Chief Financial Officer