Form 10-Q
period 2013-09-30
PREMIER FINANCIAL BANCORP INC
filed 2013-11-07
CIK 887919

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

Common stock, no par value, – 8,021,633 shares outstanding at November 1, 2013

PREMIER FINANCIAL BANCORP, INC.
SEPTEMBER 30, 2013

PREMIER FINANCIAL BANCORP, INC.
SEPTEMBER 30, 2013

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

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2013 AND DECEMBER 31, 2012
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	(UNAUDITED)
	2013	2012
ASSETS
Cash and due from banks	$30,587	$32,473
Interest bearing bank balances	45,058	33,536
Federal funds sold	855	4,236
Cash and cash equivalents	76,500	70,245
Securities available for sale	241,294	283,975
Loans held for sale	690	200
Loans	732,041	704,625
Allowance for loan losses	(12,172)	(11,488)
Net loans	719,869	693,137
Federal Home Loan Bank stock, at cost	4,183	4,181
Premises and equipment, net	15,846	15,952
Real estate and other property acquired through foreclosure	13,739	13,366
Interest receivable	2,995	3,403
Goodwill	29,875	29,875
Other intangible assets	2,265	2,721
Deferred taxes	3,564	2,624
Other assets	1,042	1,108
Total assets	$1,111,862	$1,120,787

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Non-interest bearing	$195,067	$198,084
Time deposits, $100,000 and over	147,159	146,198
Other interest bearing	582,078	586,301
Total deposits	924,304	930,583
Securities sold under agreements to repurchase	14,571	26,102
Federal funds purchased	2,219	-
Federal Home Loan Bank advances	5,000	-
Other borrowed funds	14,400	16,049
Interest payable	412	489
Other liabilities	3,836	3,268
Total liabilities	964,742	976,491

Stockholders' equity
Preferred stock, no par value; $12,000 liquidation preference, 5% cumulative, 1,000,000 shares authorized; 12,000 shares issued and outstanding	11,940	11,896
Common stock, no par value; 20,000,000 shares authorized; 8,021,633 shares issued and outstanding at September 30, 2013, and 7,962,693 shares issued and outstanding at December 31, 2012	73,421	72,849
Retained earnings	59,380	52,975
Accumulated other comprehensive income	2,379	6,576
Total stockholders' equity	147,120	144,296
Total liabilities and stockholders' equity	$1,111,862	$1,120,787

See Accompanying Notes to Consolidated Financial Statements

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest income
Loans, including fees	$11,615	$10,759	$32,081	$33,123
Securities available for sale
Taxable	1,501	1,740	4,611	5,360
Tax-exempt	36	50	120	162
Federal funds sold and other	40	31	112	107
Total interest income	13,192	12,580	36,924	38,752

Interest expense
Deposits	994	1,353	3,139	4,325
Repurchase agreements and other	9	22	27	70
FHLB advances and other borrowings	162	188	498	614
Total interest expense	1,165	1,563	3,664	5,009

Net interest income	12,027	11,017	33,260	33,743
Provision for loan losses	50	1,260	550	2,960
Net interest income after provision for loan losses	11,977	9,757	32,710	30,783

Non-interest income
Service charges on deposit accounts	883	919	2,519	2,622
Electronic banking income	514	502	1,501	1,512
Secondary market mortgage income	70	74	211	202
Gain on disposition of securities	72	273	220	273
Other	219	168	533	476
	1,758	1,936	4,984	5,085
Non-interest expenses
Salaries and employee benefits	3,741	3,720	11,178	11,541
Occupancy and equipment expenses	1,070	1,143	3,252	3,445
Outside data processing	836	850	2,511	2,595
Professional fees	356	325	801	909
Taxes, other than payroll, property and income	149	187	512	532
Write-downs, expenses, sales of other real estate owned, net	160	372	756	879
Amortization of intangibles	152	173	456	520
FDIC insurance	212	102	624	583
Loan collection expenses	114	189	380	1,042
Other expenses	789	843	2,305	2,518
	7,579	7,904	22,775	24,564
Income before income taxes	6,156	3,789	14,919	11,304
Provision for income taxes	2,230	1,378	5,380	3,971

Net income	$3,926	$2,411	$9,539	$7,333

Discount on redemption of preferred stock	-	904	-	904
Preferred stock dividends and accretion	(165)	(297)	(495)	(908)
Net income available to common stockholders	$3,761	$3,018	$9,044	$7,329

Net income per share:
Basic	$0.47	$0.38	$1.13	$0.92
Diluted	0.44	0.37	1.07	0.90

See Accompanying Notes to Consolidated Financial Statements

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$3,926	$2,411	$9,539	$7,333

Other comprehensive income:
Unrealized gains (losses) arising during the period	(730)	1,290	(6,139)	3,082
Reclassification of realized amount	(72)	(273)	(220)	(273)
Net change in unrealized gain (loss) on securities	(802)	1,017	(6,359)	2,809
Less tax impact	273	346	2,162	955
Other comprehensive income (loss)	(529)	671	(4,197)	1,854

Comprehensive income	$3,397	$3,082	$5,342	$9,187

See Accompanying Notes to Consolidated Financial Statements

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	2013	2012
Cash flows from operating activities
Net income	$9,539	$7,333
Adjustments to reconcile net income to net cash from operating activities
Depreciation	997	1,090
Provision for loan losses	550	2,960
Amortization (accretion), net	(608)	(1,345)
OREO writedowns (gains on sales), net	(61)	(125)
Stock compensation expense	128	134
Loans originated for sale	(9,919)	(10,157)
Secondary market loans sold	9,639	10,429
Secondary market income	(211)	(202)
Gain on disposition of securities	(220)	(273)
Changes in :
Interest receivable	408	42
Other assets	1,287	3,337
Interest payable	(77)	(162)
Other liabilities	568	590
Net cash from operating activities	12,020	13,651

Cash flows from investing activities
Purchases of securities available for sale	(27,230)	(73,771)
Proceeds from the sale of securities available for sale	149	-
Proceeds from maturities and calls of securities available for sale	62,533	53,212
Redemption of FRB and FHLB stock, (net of purchases)	-	1,032
Net change in loans	(26,622)	(3,634)
Purchases of premises and equipment, net	(891)	(730)
Proceeds from sales of other real estate owned, net	1,150	3,090
Net cash from investing activities	9,089	(20,801)

Cash flows from financing activities
Net change in deposits	(6,247)	21,372
Net change in agreements to repurchase securities	(11,531)	1,125
Net change in federal funds purchased	2,219	-
Net change in short-term Federal Home Loan Bank advances	5,000	-
Repayment of Federal Home Loan Bank advances	-	(10,042)
Repayment of other borrowed funds	(1,649)	(1,557)
Repayment of Preferred stock	-	(9,237)
Proceeds from stock option exercises	444	35
Common Stock dividends paid	(2,640)	(874)
Preferred Stock dividends paid	(450)	(834)
Net cash from financing activities	(14,854)	(12)

Net change in cash and cash equivalents	6,255	(7,162)

Cash and cash equivalents at beginning of period	70,245	82,888

Cash and cash equivalents at end of period	$76,500	$75,726

See Accompanying Notes to Consolidated Financial Statements

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	2013	2012
Supplemental disclosures of cash flow information:
Cash paid during period for interest	$3,741	$5,171

Cash paid during period for income taxes	4,336	1,414

Loans transferred to real estate acquired through foreclosure	1,462	3,154

See Accompanying Notes to Consolidated Financial Statements

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Premier Financial Bancorp, Inc. (the Company) and its wholly owned subsidiaries (the “Banks”):

				September 30, 2013
		Year	Total	Net Income
Subsidiary	Location	Acquired	Assets	Qtr	YTD
Citizens Deposit Bank & Trust	Vanceburg, Kentucky	1991	$365,813	$1,301	$3,660
Premier Bank, Inc.	Huntington, West Virginia	1998	738,392	3,069	7,221
Parent and Intercompany Eliminations			7,657	(444)	(1,342)
Consolidated Total			$1,111,862	$3,926	$9,539

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  2 –SECURITIES

Amortized cost and fair value of investment securities, by category, at September 30, 2013 are summarized as follows:

2013	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
Mortgage-backed securities
U. S. sponsored agency MBS - residential	$34,688	$992	$(200)	$35,480
U. S. sponsored agency CMO’s - residential	188,355	3,140	(1,303)	190,192
Total mortgage-backed securities of government sponsored agencies	223,043	4,132	(1,503)	225,672
U. S. government sponsored agency securities	7,063	33	(110)	6,986
Obligations of states and political subdivisions	6,284	292	-	6,576
Other securities	1,299	761	-	2,060
Total available for sale	$237,689	$5,218	$(1,613)	$241,294

Amortized cost and fair value of investment securities, by category, at December 31, 2012 are summarized as follows:

2012	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
Mortgage-backed securities
U. S. sponsored agency MBS - residential	$35,172	$1,928	$-	$37,100
U. S. sponsored agency CMO’s - residential	206,466	6,392	(11)	212,847
Total mortgage-backed securities of government sponsored agencies	241,638	8,320	(11)	249,947
U. S. government sponsored agency securities	22,062	182	-	22,244
Obligations of states and political subdivisions	7,419	441	-	7,860
Other securities	2,892	1,105	(73)	3,924
Total available for sale	$274,011	$10,048	$(84)	$283,975

.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  2–SECURITIES - continued

The amortized cost and fair value of securities at September 30, 2013 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available for sale
Due in one year or less	$1,518	$1,535
Due after one year through five years	8,332	8,641
Due after five years through ten years	3,997	3,886
Due after ten years	377	788
Corporate preferred securities	422	772
Mortgage-backed securities of government sponsored agencies	223,043	225,672
Total available for sale	$237,689	$241,294

Proceeds from the sale of securities during the first nine months of 2013 were $149,000 while a $72,000 gain was recognized from the sale of those securities.  In addition, a $148,000 gain was recognized from calls of securities during the first nine months of 2013.  A $273,000 gain was recorded on the disposition of securities pursuant to issuer calls during the first nine months of 2012.  There were no sales of securities during the first nine months of 2012.

Securities with unrealized losses at September 30, 2013 aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S government sponsored agency MBS – residential	$12,340	$(200)	$-	$-	$12,340	$(200)
U.S government sponsored agency CMO – residential	47,099	(1,303)	-	-	47,099	(1,303)
U.S government sponsored agency securities	3,886	(110)	-	-	3,886	(110)

Total temporarily impaired	$63,325	$(1,613)	$-	$-	$63,325	$(1,613)

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

The investment portfolio is predominately high quality interest-bearing debt securities with defined maturity dates backed by the U.S. Government or Government sponsored entities.  The unrealized losses at September 30, 2013 and December 31, 2012 are price changes resulting from changes in the interest rate environment and are not considered to be other than temporary declines in the value of the securities.  Their fair value is expected to recover as the bonds approach their maturity date and/or market conditions improve.

NOTE  3 - LOANS

Major classifications of loans at September 30, 2013 and December 31, 2012 are summarized as follows:

	2013	2012
Residential real estate	$214,151	$214,743
Multifamily real estate	37,484	28,673
Commercial real estate:
Owner occupied	91,094	91,902
Non owner occupied	201,723	178,849
Commercial and industrial	89,843	84,430
Consumer	25,987	28,128
All other	71,759	77,900
	$732,041	$704,625

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

Activity in the allowance for loan losses by portfolio segment for the nine months ending September 30, 2013 was as follows:

Loan Class	Balance Dec 31, 2012	Provision for loan losses	Loans charged-off	Recoveries	Balance Sept 30, 2013

Residential real estate	$2,163	$571	$191	$10	$2,553
Multifamily real estate	331	43	-	-	374
Commercial real estate:
Owner occupied	1,117	96	67	299	1,445
Non owner occupied	1,888	209	-	-	2,097
Commercial and industrial	3,046	215	12	87	3,336
Consumer	244	87	123	47	255
All other	2,699	(671)	202	286	2,112
Total	$11,488	$550	$595	$729	$12,172

Activity in the allowance for loan losses by portfolio segment for the nine months ending September 30, 2012 was as follows:

Loan Class	Balance Dec 31, 2011	Provision for loan losses	Loans charged-off	Recoveries	Balance Sept 30, 2012

Residential real estate	$2,134	$422	$223	$44	$2,377
Multifamily real estate	284	92	-	-	376
Commercial real estate:
Owner occupied	918	(172)	15	272	1,003
Non owner occupied	2,381	(236)	318	3	1,830
Commercial and industrial	1,880	1,585	1,216	2	2,251
Consumer	298	87	186	77	276
All other	1,900	1,182	527	87	2,642
Total	$9,795	$2,960	$2,485	$485	$10,755

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

Activity in the allowance for loan losses by portfolio segment for the three months ending September 30, 2013 was as follows:

Loan Class	Balance June 30, 2013	Provision for loan losses	Loans charged-off	Recoveries	Balance Sept 30, 2013

Residential real estate	$2,371	$213	$35	$4	$2,553
Multifamily real estate	429	(55)	-	-	374
Commercial real estate:
Owner occupied	1,094	351	-	-	1,445
Non owner occupied	1,968	129	-	-	2,097
Commercial and industrial	4,073	(772)	-	35	3,336
Consumer	233	60	60	22	255
All other	2,030	124	108	66	2,112
Total	$12,198	$50	$203	$127	$12,172

Activity in the allowance for loan losses by portfolio segment for the three months ending September 30, 2012 was as follows:

Loan Class	Balance June 30, 2012	Provision for loan losses	Loans charged-off	Recoveries	Balance Sept 30, 2012

Residential real estate	$2,268	$201	$104	$12	$2,377
Multifamily real estate	427	(51)	-	-	376
Commercial real estate:
Owner occupied	979	(248)	-	272	1,003
Non owner occupied	2,306	(199)	277	-	1,830
Commercial and industrial	1,984	490	224	1	2,251
Consumer	310	(11)	47	24	276
All other	1,588	1,078	53	29	2,642
Total	$9,862	$1,260	$705	$338	$10,755

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

Purchased Loans

The Company holds purchased loans for which there was, at their acquisition date, evidence of deterioration of credit quality since their origination and it was probable, at acquisition, that all contractually required payments would not be collected.  The carrying amount of those loans is as follows at September 30, 2013 and December 31, 2012.

	2013	2012
Residential real estate	$188	$202
Multifamily real estate	1,290	3,173
Commercial real estate
Owner occupied	252	271
Non owner occupied	3,787	5,896
Commercial and industrial	501	511
All other	4,502	4,496
Total carrying amount	$10,520	$14,549

Carrying amount, net of allowance	$10,020	$14,049

For those purchased loans disclosed above, the Company did not increase the allowance for loan losses for the nine months ended September 30, 2013 or the nine-months ended September 30, 2012.

For the majority of these loans, the Company cannot reasonably estimate the cash flows expected to be collected on the loans and therefore has continued to account for the loans using the cost recovery method of income recognition.  For these loans, no portion of a purchase discount adjustment has been determined to meet the definition of an accretable yield adjustment.  If, in the future, cash flows from the borrower(s) can be reasonably estimated, a portion of the purchase discount would be allocated to an accretable yield adjustment based upon the present value of the future estimated cash flows versus the current carrying value of the loan and the accretable yield portion would be recognized as interest income over the remaining life of the loan.  Until such accretable yield can be calculated, under the cost recovery method of income recognition, all payments will be used to reduce the carrying value of the loan and no income will be recognized on the loan until the carrying value is reduced to zero.  Any loan accounted for under the cost recovery method is also still included as a non-accrual loan in the amounts presented in the tables below.

During 2013 and 2012, the Company determined that the cash flows from borrowers on a limited number of purchased loans could be reasonably estimated.  As such, a portion of the non-accretable difference was reclassified to accretable yield and is being recognized as interest income over the remaining life of the loan(s).

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

The accretable yield, or income expected to be collected, on the purchased loans above is as follows at September 30, 2013 and September 30, 2012.  There was no accretable yield on the purchased loans above prior to October 1, 2012.

	2013	2012
Balance at January 1	$635	$-
New loans purchased	-	-
Accretion of income	(22)	-
Income recognized upon full loan repayment	(415)	-
Reclassifications from non-accretable difference	23	-
Disposals	-	-
Balance at September 30	$221	$-

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

Past Due and Non-performing Loans

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of September 30, 2013 and December 31 2012.  The recorded investment in non-accrual loans is less than the principal owed on non-accrual loans due to discounts applied to the carrying value of the loan at time of their acquisition and interest payments made by the borrower which have been used to reduce the recorded investment in the loan rather than recognized as interest income.

September 30, 2013	Principal Owed on Non-accrual Loans	Recorded Investment in Non-accrual Loans	Loans Past Due Over 90 Days, still accruing

Residential real estate	$2,900	$2,623	$400
Multifamily real estate	4,141	2,815	936
Commercial real estate
Owner occupied	1,486	1,280	408
Non owner occupied	2,950	2,166	1,113
Commercial and industrial	9,352	7,521	31
Consumer	173	157	16
All other	12,282	4,862	145
Total	$33,284	$21,424	$3,049

December 31, 2012	Principal Owed on Non-accrual Loans	Recorded Investment in Non-accrual Loans	Loans Past Due Over 90 Days, still accruing

Residential real estate	$3,145	$2,813	$208
Multifamily real estate	5,501	4,390	227
Commercial real estate
Owner occupied	1,153	976	783
Non owner occupied	3,207	2,174	74
Commercial and industrial	11,407	9,897	555
Consumer	278	267	-
All other	5,468	5,289	2,043
Total	$30,159	$25,806	$3,890

Nonaccrual loans and impaired loans are defined differently. Some loans may be included in both categories, and some may only be included in one category. Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

The following table presents the aging of the recorded investment in past due loans as of September 30, 2013 by class of loans:
Loan Class	Total Loans	30-89 Days Past Due	Greater than 90 days past due	Total Past Due	Loans Not Past Due

Residential real estate	$214,151	$4,942	$1,909	$6,851	$207,300
Multifamily real estate	37,484	798	3,162	3,960	33,524
Commercial real estate:
Owner occupied	91,094	1,474	1,203	2,677	88,417
Non owner occupied	201,723	338	3,031	3,369	198,354
Commercial and industrial	89,843	3,916	3,258	7,174	82,669
Consumer	25,987	266	76	342	25,645
All other	71,759	310	4,927	5,237	66,522
Total	$732,041	$12,044	$17,566	$29,610	$702,431

The following table presents the aging of the recorded investment in past due loans as of December 31, 2012 by class of loans:
Loan Class	Total Loans	30-89 Days Past Due	Greater than 90 days past due	Total Past Due	Loans Not Past Due

Residential real estate	$214,743	$9,356	$2,040	$11,396	$203,347
Multifamily real estate	28,673	695	3,893	4,588	24,085
Commercial real estate:
Owner occupied	91,902	6,212	1,129	7,341	84,561
Non owner occupied	178,849	5,267	2,248	7,515	171,334
Commercial and industrial	84,430	2,306	2,485	4,791	79,639
Consumer	28,128	602	176	778	27,350
All other	77,900	468	7,332	7,800	70,100
Total	$704,625	$24,906	$19,303	$44,209	$660,416

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2013:
	Allowance for Loan Losses				Loan Balances
Loan Class	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total

Residential real estate	$290	$2,263	$-	$2,553	$3,732	$210,231	$188	$214,151
Multifamily real estate	-	374	-	374	2,691	33,503	1,290	37,484
Commercial real estate:
Owner occupied	185	1,260	-	1,445	2,428	88,414	252	91,094
Non-owner occupied	362	1,735	-	2,097	1,161	196,775	3,787	201,723
Commercial and industrial	2,342	994	-	3,336	6,722	82,620	501	89,843
Consumer	-	255	-	255	-	25,987	-	25,987
All other	117	1,495	500	2,112	3,398	63,859	4,502	71,759
Total	$3,296	$8,376	$500	$12,172	$20,132	$701,389	$10,520	$732,041

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

The following table presents loans individually evaluated for impairment by class of loans as of September 30, 2013.  The table includes $7,603 of loans acquired with deteriorated credit quality that the Company cannot reasonably estimate cash flows such that they are accounted for on the cost recovery method and are still individually evaluated for impairment.

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Residential real estate	$1,481	$1,290	$-
Multifamily real estate	5,314	3,981	-
Commercial real estate
Owner occupied	2,625	2,013	-
Non owner occupied	2,127	1,376	-
Commercial and industrial	1,693	710	-
All other	3,155	3,136	-
	16,395	12,506	-
With an allowance recorded:
Residential real estate	$2,644	$2,630	$290
Commercial real estate
Owner occupied	531	531	185
Non owner occupied	809	790	362
Commercial and industrial	7,181	6,513	2,342
All other	12,161	4,764	617
	23,326	15,228	3,796
Total	$39,721	$27,734	$3,796

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

The following table presents the average balance of loans individually evaluated for impairment and interest income recognized on these loans for the nine months ended September 30, 2013 and September 30, 2012.   The table includes loans acquired with deteriorated credit quality that are still individually evaluated for impairment.

	Nine months ended Sept 30, 2013			Nine months ended Sept 30, 2012
Loan Class	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized

Residential real estate	$4,303	$140	$140	$9,905	$410	$383
Multifamily real estate	4,247	828	828	6,546	1,387	1,389
Commercial real estate:
Owner occupied	2,620	136	119	8,298	981	984
Non-owner occupied	2,603	9	9	11,305	66	73
Commercial and industrial	9,184	44	44	9,738	397	378
Consumer	-	-	-	36	2	2
All other	8,620	214	214	7,307	852	842
Total	$31,577	$1,371	$1,354	$53,135	$4,095	$4,051

The following table presents the average balance of loans individually evaluated for impairment and interest income recognized on these loans for the three months ended September 30, 2013 and September 30, 2012.   The table includes loans acquired with deteriorated credit quality that are still individually evaluated for impairment.

	Three months ended Sept 30, 2013			Three months ended Sept 30, 2012
Loan Class	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized

Residential real estate	$3,920	$42	$42	$9,646	$93	$79
Multifamily real estate	3,981	32	27	4,493	37	48
Commercial real estate:
Owner occupied	2,544	40	38	7,425	43	61
Non-owner occupied	2,166	-	-	11,008	11	22
Commercial and industrial	7,223	3	3	11,710	156	144
Consumer	-	-	-	36	1	1
All other	7,900	54	17	6,031	658	660
Total	$27,734	$171	$127	$50,349	$999	$1,015

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

The following table presents TDR’s as of September 30, 2013 and December 31, 2012:

September 30, 2013	TDR’s on Non-accrual	Other TDR’s	Total TDR’s

Residential real estate	$852	$301	$1,153
Commercial real estate
Non owner occupied	-	3,289	3,289
Commercial and industrial	1,655	848	2,503
All other	166	2,017	2,183
Total	$2,673	$6,455	$9,128

December 31, 2012	TDR’s on Non-accrual	Other TDR’s	Total TDR’s

Residential real estate	$1,020	$240	$1,260
Commercial real estate
Owner occupied	-	4,224	4,224
Non owner occupied	-	4,920	4,920
Commercial and industrial	2	2,525	2,527
All other	-	2,197	2,197
Total	$1,022	$14,106	$15,128

At September 30, 2013 $885,000 in specific reserves was allocated to loans that had restructured terms.  At December 31, 2012 $220,000 in specific reserves was allocated to loans that had restructured terms.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

The following table presents TDR’s that occurred during the nine months ended September 30, 2013 and September 30, 2012:

	Nine months ended Sept. 30, 2013			Nine months ended Sept. 30, 2012
Loan Class	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial real estate
Non owner occupied	-	$-	$-	1	$519	$519
Commercial and industrial	-	-	-	1	1,809	1,809
All other	1	16	16	1	190	190
Total	1	$16	$16	3	$2,518	$2,518

The following table presents TDR’s that occurred during the three months ended September 30, 2012:

	Three months ended Sept. 30, 2012
Loan Class	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial real estate
Non owner occupied	1	$519	$519
Total	1	$519	$519

There were no TDR’s that occurred during the three months ended September 30, 2013.

The troubled debt restructurings described above did not increase the allowance for loan losses during the nine month period ending September 30, 2013 nor the three month period ending September 30, 2013.  The troubled debt restructurings described above increased the allowance for loan losses by $16,000 during the nine month period ending September 30, 2012 and decreased the allowance for loan losses by $12,000 during the three month period ending September 30, 2012.

During the three months and nine months ended September 30, 2013 there were no TDR’s for which there was a payment default within twelve months following the modification. During the three months and nine months ended September 30, 2012 there were no TDR’s for which there was a payment default within twelve months following the modification.

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

As of September 30, 2013, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

Loan Class	Pass	Special Mention	Substandard	Doubtful	Total Loans

Residential real estate	$197,249	$8,707	$8,113	$82	$214,151
Multifamily real estate	32,576	927	3,981	-	37,484
Commercial real estate:
Owner occupied	81,246	6,300	3,548	-	91,094
Non-owner occupied	193,832	5,598	2,293	-	201,723
Commercial and industrial	81,044	1,415	7,349	35	89,843
Consumer	25,758	138	91	-	25,987
All other	57,194	2,441	12,012	112	71,759
Total	$668,899	$25,526	$37,387	$229	$732,041

As of December 31, 2012, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

Loan Class	Pass	Special Mention	Substandard	Doubtful	Total Loans

Residential real estate	$195,210	$10,115	$9,327	$91	$214,743
Multifamily real estate	19,747	1,912	7,014	-	28,673
Commercial real estate:
Owner occupied	74,529	8,994	8,379	-	91,902
Non-owner occupied	163,337	7,685	7,827	-	178,849
Commercial and industrial	70,180	2,739	11,508	3	84,430
Consumer	27,931	123	74	-	28,128
All other	64,009	814	12,386	691	77,900
Total	$614,943	$32,382	$56,515	$785	$704,625

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

These quantitative measures established by regulation to ensure capital adequacy require the Company and Banks to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of September 30, 2013 the Company and the Banks meet all quantitative capital adequacy requirements to which they are subject.

Shown below is a summary of regulatory capital ratios for the Company:
	Sept 30, 2013	December 31, 2012	Regulatory Minimum Requirements	To Be Considered Well Capitalized
Tier I Capital (to Risk-Weighted Assets)	16.7%	16.1%	4.0%	6.0%
Total Capital (to Risk-Weighted Assets)	17.9%	17.4%	8.0%	10.0%
Tier I Capital (to Average Assets)	10.9%	10.0%	4.0%	5.0%

As of September 30, 2013, the most recent notification from each of the Banks’ primary Federal regulators categorized the subsidiary Banks as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Banks must maintain minimum Total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the preceding table.  There are no conditions or events since that notification that management believes have changed the Banks’ categories.

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  5 – PREFERRED STOCK - continued

The U.S. Treasury has agreed not to exercise voting power with respect to any common stock issued to it upon exercise of the Warrant.  The common stock will be issued from authorized but unissued common stock and thus will dilute the interests of existing Premier common shareholders.  As of September 30, 2013, the Warrant has not yet been exercised.  Since the Series A Preferred Stock was disposed of by the U.S. Treasury, Premier has the right to repurchase the Warrant at its appraised value.  If Premier chooses not to repurchase the Warrant, the U.S. Treasury may liquidate the Warrant at its current market price.

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

Compensation expense of $128,000 was recorded for the first nine months of 2013 compared to $134,000 for the first nine months of 2012.  For the three months ended September 30, $41,000 was recorded for 2013 while $49,000 was recorded for 2012.  Stock-based compensation expense is recognized ratably over the requisite vesting period for all awards. Unrecognized stock-based compensation expense related to stock options totaled $150,000 at September 30, 2013. This unrecognized expense is expected to be recognized over the next 29 months based on the vesting periods of the options.

A summary of the Company’s stock option activity and related information is presented below for the nine months ended September 30:

	- - - - - - 2013 - - - - - -		- - - - - - 2012 - - - - - -
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	392,366	$9.24	350,949	$9.69
Grants	52,900	11.39	105,700	7.47
Exercises	(60,043)	7.63	(10,200)	6.93
Forfeitures or expired	(12,401)	7.90	(25,733)	8.07
Outstanding at September 30,	372,822	$9.76	420,716	$9.30

Exercisable at September 30,	231,272		248,996
Weighted average remaining life of options outstanding	6.2		6.5
Weighted average fair value of options granted during the year	$2.85		$2.34

Options outstanding at period-end are expected to fully vest.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  6 – STOCK COMPENSATION EXPENSE - continued

Additional information regarding stock options outstanding and exercisable at September 30, 2013, is provided in the following table:

	- - - - - - - - Outstanding - - - - - - - -			- - - - - - - - Currently Exercisable - - - - - - - -
Range of Exercise Prices	Number	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value

$6.50 to $10.00	215,789	$7.47	$877	125,339	6.2	$7.59	$495
$10.01 to $12.50	72,933	11.46	8	21,833	1.3	11.62	-
$12.51 to $15.00	60,600	13.46	-	60,600	3.9	13.46	-
$15.01 to $17.50	23,500	16.00	-	23,500	2.4	16.00	-
Outstanding - Sept 30, 2013	372,822	9.76	$885	231,272	4.8	10.36	$495

NOTE  7 – EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the earnings per common share and earnings per common share assuming dilution computations for the three and nine months ended September 30, 2013 and 2012 is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Basic earnings per share
Income available to common stockholders	$3,761	$3,018	$9,044	$7,329
Weighted average common shares outstanding	8,015,954	7,937,814	7,986,719	7,937,368
Earnings per share	$0.47	$0.38	$1.13	$0.92

Diluted earnings per share
Income available to common stockholders	$3,761	$3,018	$9,044	$7,329
Weighted average common shares outstanding	8,015,954	7,937,814	7,986,719	7,937,368
Add dilutive effects of potential additional common stock	440,326	279,358	439,271	191,615
Weighted average common and dilutive potential common shares outstanding	8,456,280	8,217,172	8,425,990	8,128,983
Earnings per share assuming dilution	$0.44	$0.37	$1.07	$0.90

Stock options for 84,100 and 304,649 shares of common stock were not considered in computing diluted earnings per share for the nine months ended September 30, 2013 and 2012 because they were antidilutive.  Stock options for 84,100 and 180,699 shares of common stock were not considered in computing diluted earnings per share for the three months ended September 30, 2013 and 2012 because they were antidilutive.

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  8 – FAIR VALUE - continued

The carrying amounts and estimated fair values of financial instruments at September 30, 2013 were as follows:

		Fair Value Measurements at June 30, 2013 Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and due from banks	$75,645	$75,645	$-	$-	$75,645
Federal funds sold	855	855	-	-	855
Securities available for sale	241,294	-	241,154	140	241,294
Loans held for sale	690	-	-	690	690
Loans, net	719,869	-	-	719,549	719,549
Federal Home Loan Bank stock	4,183	n/a	n/a	n/a	n/a
Interest receivable	2,995	-	707	2,288	2,995

Financial liabilities
Deposits	$(924,304)	$(586,804)	$(338,816)	$-	$(925,620)
Securities sold under agreements to repurchase	(14,571)	-	(14,571)	-	(14,571)
Federal funds purchased	(2,219)	-	(2,219)	-	(2,219)
Federal Home Loan Bank advances	(5,000)	-	(5,000)	-	(5,000)
Other borrowed funds	(14,400)	-	(14,412)	-	(14,412
Interest payable	(412)	(6)	(406)	-	(412)

The carrying amounts and estimated fair values of financial instruments at December 31, 2012 were as follows:

		Fair Value Measurements at December 31, 2012 Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and due from banks	$66,009	$66,009	$-	$-	$66,009
Federal funds sold	4,236	4,236	-	-	4,236
Securities available for sale	283,975	-	283,835	140	283,975
Loans held for sale	200	-	-	200	200
Loans, net	693,137	-	-	691,519	691,519
Federal Home Loan Bank stock	4,181	n/a	n/a	n/a	n/a
Interest receivable	3,403	-	827	2,576	3,403

Financial liabilities
Deposits	$(930,583)	$(577,274)	$(356,730)	$-	$(934,004)
Securities sold under agreements to repurchase	(26,102)	-	(26,102)	-	(26,102)
Other borrowed funds	(16,049)	-	(16,022)	-	(16,022)
Interest payable	(489)	(6)	(483)	-	(489)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  8 – FAIR VALUE - continued

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at September 30, 2013 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale
Mortgage-backed securities
U. S. agency MBS - residential	$35,480	$-	$35,480	$-
U. S. agency CMO’s - residential	190,192	-	190,192	-
Total mortgage-backed securities of government sponsored agencies	225,672	-	225,672	-
U. S. government sponsored agency securities	6,986	-	6,986	-
Obligations of states and political subdivisions	6,576	-	6,436	140
Other securities	2,060	-	2,060	-
Total available for sale	$241,294	$-	$241,154	$140

		Fair Value Measurements at December 31, 2012 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale
Mortgage-backed securities
U. S. agency MBS - residential	$37,100	$-	$37,100	$-
U. S. agency CMO’s - residential	212,847	-	212,847	-
Total mortgage-backed securities of government sponsored agencies	249,947	-	249,947	-
U. S. government sponsored agency securities	22,244	-	22,244	-
Obligations of states and political subdivisions	7,860	-	7,720	140
Other securities	3,924	-	3,924	-
Total available for sale	$283,975	$-	$283,835	$140

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  8 – FAIR VALUE - continued

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis at September 30, 2013 are summarized below:

		Fair Value Measurements at September 30, 2013 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Residential Real Estate	$2,340	$-	$-	$2,340
Commercial Real Estate
Owner Occupied	346	-	-	346
Non-owner Occupied	428	-	-	428
Commercial and Industrial	4,171	-	-	4,171
All Other	4,147	-	-	4,147
Total impaired loans	11,432	$-	$-	$11,432

Other real estate owned:
Commercial Real Estate
Non-owner Occupied	490	-	-	490
All Other	7,752	-	-	7,752
Total OREO	$8,242	$-	$-	$8,242

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $15,228,000 at September 30, 2013 with a valuation allowance of $3,796,000 and a carrying amount of $20,285,000 at December 31, 2012 with a valuation allowance of $3,842,000, resulting in a provision for loan losses of $187,000 for the nine months ended September 30, 2013, compared to a $370,000 provision for loan losses for the nine months ended September 30, 2012; and a negative $296,000 provision for loan losses for the three months ended September 30, 2013, compared to a $369,000 provision for loan losses for the three months ended September 30, 2012.  The detail of impaired loans by loan class is contained in Note 3 above.

Other real estate owned measured at fair value less costs to sell, had a net carrying amount of $8,242,000 which is made up of the outstanding balance of $9,837,000 net of a valuation allowance of $1,595,000 at September 30, 2013. There were no additional write downs during the nine months ended September 30, 2013, compared to $85,000 of additional write downs during the nine months ended September 30, 2012.  There were no additional write downs during the three months ended September 30, 2013 or September 30, 2012.  At December 31, 2012, other real estate owned had a net carrying amount of $7,968,000, made up of the outstanding balance of $9,945,000, net of a valuation allowance of $1,977,000.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  8 – FAIR VALUE - continued

The significant unobservable inputs related to assets and liabilities measured at fair value on a non-recurring basis at September 30, 2013 are summarized below:

	September 30, 2013	Valuation Techniques	Unobservable Inputs	Range (Weighted Avg)
Impaired loans:
Residential Real Estate	$2,340	sales comparison	adjustment for differences between the comparable sales	0.8%-87.9%(11.8%)
Commercial Real Estate
Owner Occupied	346	sales comparison	adjustment for limited salability of specialized property	62.5%-70.0%(64.0%)
Non-owner Occupied	428	sales comparison	adjustment for limited salability of specialized property	50.5%-50.5%(50.5%)
Commercial and Industrial	4,171	sales comparison	adjustment for limited salability of specialized property	0.0%-82.5%(58.5%)
All Other	4,147	sales comparison	adjustment for percentage of completion of construction	10.0%-99.3%(65.1%)
Total impaired loans	11,432

Other real estate owned:
Commercial Real Estate
Non-owner Occupied	490	sales comparison	adjustment for differences between the comparable sales	1.9%-1.9%(1.9%)
All Other	7,752	sales comparison	adjustment for estimated realizable value	4.7%-9.5%(8.2%)
Total OREO	$8,242

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  9 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table details the changes in the single component of accumulated other comprehensive income for the nine months ended September 30, 2013:

Accumulated Other Comprehensive Income	Unrealized Gain on Securities Available for Sale
Balance, December 31, 2012	$6,576
Reclassification adjustments to net income:
Realized gain on disposition of securities	(220)
Provision for income taxes	75
Unrealized losses arising during the period, net of tax	(4,052)
Balance, September 30, 2013	$2,379

The following table details the changes in the single component of accumulated other comprehensive income for the three months ended September 30, 2013:

Accumulated Other Comprehensive Income	Unrealized Gain on Securities Available for Sale
Balance, June 30, 2013	$2,908
Reclassification adjustments to net income:
Realized gain on disposition of securities	(72)
Provision for income taxes	25
Unrealized losses arising during the period, net of tax	(482)
Balance, September 30, 2013	$2,379

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2013

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

Net income for the nine months ended September 30, 2013 was $9,539,000, or $1.07 per diluted share, compared to net income of $7,333,000, or $0.90 per diluted share, for the nine months ended September 30, 2012.  The increase in net income in 2013 is largely due to a decrease in total interest expense, a decrease in the provision for loan losses, and decreases in staff costs, occupancy and equipment expenses, professional fees and collection costs.  These decreases in expenses more than offset decreases in interest income and non-interest income.  The annualized returns on average common shareholders’ equity and average assets were approximately 8.85% and 1.13% for the nine months ended September 30, 2013 compared to 7.55% and 0.85% for the same period in 2012.

Net income for the three months ended September 30, 2013 was $3,926,000, or $0.44 per diluted share, compared to net income of $2,411,000, or $0.37 per diluted share, for the three months ended September 30, 2013.  The increase in net income in 2013 is largely due to an increase in total interest income, a decrease in total interest expense, a decrease in the provision for loan losses, and decreases in non-interest expenses which more than offset a decrease in non-interest income.  The annualized returns on common shareholders’ equity and average assets were approximately 11.14% and 1.42% for the three months ended September 30, 2013 compared to 9.26% and 0.85% for the same period in 2012.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2013

While not included in Premier’s net income in 2012, the earnings per share amounts reported for the nine months and three months ended September 30, 2012 were enhanced by the inclusion of approximately $904,000 of capital preserved on the redemption of 10,252 shares of Premier’s Series A Preferred Stock purchased from the U.S. Treasury on August 10, 2012.  As more fully discussed in Note 5, Premier sought and obtained regulatory permission to participate in the modified Dutch auction held by the U.S. Treasury to liquidate its investment in Premier’s Series A Preferred Stock.  Premier successfully bid to repurchase 10,252 shares of the 22,252 outstanding shares.  At the auction’s closing price of $901.03 per share, Premier was able to save approximately $1,015,000 of cash versus redeeming the Series A Preferred Stock at the liquidation preference of $1,000 per share.  The capital effect of the cash savings were reduced by approximately $111,000 of accelerated discount accretion on the 10,252 shares upon redemption.

Net interest income for the nine months ended September 30, 2013 totaled $33.26 million, down $483,000, or 1.4%, from the $33.74 million of net interest income earned in the first nine months of 2012, as the decrease in total interest income exceeded the decrease in total interest expense.  Interest income in the first nine months of 2013 decreased by $1.83 million, or 4.7%, largely due to a decrease in interest and fees on loans.  In the first nine months of 2013, interest income on loans decreased by $1.04 million, or 3.1%, compared to the same period in 2012.  In the first nine months of 2012, interest income on loans included $2.22 million from the recognition of deferred interest and purchase discounts on non-accrual loans liquidated during the first nine months of the year, primarily in the first quarter of 2012.  During the first nine months of 2013, interest income on loans included $1.93 million from the recognition of deferred interest and purchase discounts on loans liquidated during the year.  The timing of these liquidations is difficult to predict, which creates fluctuations in reported loan interest income.  Otherwise, interest income on loans would have decreased by $742,000 in the first nine months of 2013 due to lower yields on a higher average balance of loans outstanding.  Interest earned on investments decreased by $791,000, or 14.3%, due to lower average yields on a lower average volume of investments.  Interest earned on federal funds sold and interest bearing bank balances increased by $5,000, largely due to a slightly higher yield on a lower average volume of assets held in this category.

Partially offsetting the decrease in interest income in the first nine months of 2013 was $1.35 million of interest expense savings.  Interest expense decreased in total during the first nine months of 2013 by $1.35 million, or 26.9%, when compared to the same nine months of 2012.  Interest expense on deposits decreased by $1.19 million, or 27.4%, largely due to a continuing decrease in the average rates paid on deposits combined with a lower average balance of interest-bearing deposits outstanding.  Interest expense on repurchase agreements and other short-term borrowings, including short-term FHLB advances, decreased by $42,000, largely due to lower rates paid and a lower average balance outstanding.  All long-term FHLB advances were repaid in 2012 saving $41,000 of interest expense in the first nine months of 2013 compared to 2012.  Interest expense on other borrowings decreased by $76,000, or 13.3%, in the first nine months of 2013 compared to the first nine months of 2012, largely due to a decrease in the average amount of borrowings outstanding.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2013

The Federal Reserve System Board of Governors’ policy to maintain the federal funds rate at nearly zero, coupled with the U.S. Treasury actively buying investment securities, has significantly reduced the yield on much of Premier’s earning assets, including investments, federal funds sold and variable rate loans.  Premier has tried to offset the lower interest income by lowering the rates paid on its deposits and repurchase agreements with customers.  Premier’s net interest margin during the first nine months of 2013 was 4.33% compared to 4.32% for the same period in 2012.  A portion of the interest income on loans is the result of recognizing into interest income the remaining fair value discounts on notes acquired via a business acquisition if that note was paid-off during the period.  These events cannot be predicted with certainty and may positively or negatively affect the comparison of interest income on loans in future periods.

Additional information on Premier’s net interest income for the first nine months of 2013 and 2012 is contained in the following table.

PREMIER FINANCIAL BANCORP, INC.
AVERAGE CONSOLIDATED BALANCE SHEETS
AND NET INTEREST INCOME ANALYSIS

	Nine Months Ended Sept 30, 2013			Nine Months Ended Sept 30, 2012
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
Assets
Interest Earning Assets
Federal funds sold and other	$52,367	$112	0.29%	$59,933	$107	0.24%
Securities available for sale
Taxable	263,657	4,611	2.33	295,234	5,360	2.42
Tax-exempt	5,570	120	4.35	7,585	162	4.31
Total investment securities	269,227	4,731	2.37	302,819	5,522	2.47
Total loans	709,119	32,081	6.05	679,617	33,123	6.49
Total interest-earning assets	1,030,713	36,924	4.80%	1,042,369	38,752	4.96%
Allowance for loan losses	(12,211)			(10,034)
Cash and due from banks	26,691			28,310
Other assets	69,139			74,523
Total assets	$1,114,332			$1,135,168

Liabilities and Equity
Interest-bearing liabilities
Interest-bearing deposits	$736,632	3,139	0.57	$747,294	4,325	0.77
Short-term borrowings	14,000	27	0.26	20,431	70	0.46
FHLB advances	1,136	1	0.12	2,496	41	2.19
Other borrowings	15,227	497	4.36	17,255	573	4.42
Total interest-bearing liabilities	766,995	3,664	0.64%	787,476	5,009	0.85%
Non-interest bearing deposits	196,862			195,959
Other liabilities	3,796			4,147
Shareholders’ equity	146,679			147,586
Total liabilities and equity	$1,114,332			$1,135,168

Net interest earnings		$33,260			$33,743
Net interest spread			4.16%			4.11%
Net interest margin			4.33%			4.32%

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2013

Additional information on Premier’s net interest income for the third quarter of 2013 and third quarter of 2012 is contained in the following table.

PREMIER FINANCIAL BANCORP, INC.
AVERAGE CONSOLIDATED BALANCE SHEETS
AND NET INTEREST INCOME ANALYSIS

	Three Months Ended Sept. 30, 2013			Three Months Ended Sept. 30, 2012
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
Assets
Interest Earning Assets
Federal funds sold and other	$50,689	$40	0.32%	$48,392	$31	0.25%
Securities available for sale
Taxable	249,124	1,501	2.41	302,362	1,740	2.30
Tax-exempt	4,834	36	4.51	7,462	50	4.06
Total investment securities	253,958	1,537	2.45	309,824	1,790	2.34
Total loans	720,736	11,615	6.39	684,420	10,759	6.24
Total interest-earning assets	1,025,383	13,192	5.12%	1,042,636	12,580	4.80%
Allowance for loan losses	(12,313)			(10,024)
Cash and due from banks	26,494			27,560
Other assets	69,606			72,396
Total assets	$1,109,170			$1,132,568

Liabilities and Equity
Interest-bearing liabilities
Interest-bearing deposits	$730,984	994	0.54	$750,257	1,353	0.72
Short-term borrowings	12,192	9	0.29	18,666	22	0.47
FHLB advances	3,371	1	0.12	1	-	0.00
Other borrowings	14,672	161	4.35	16,806	188	4.44
Total interest-bearing liabilities	761,219	1,165	0.61%	785,730	1,563	0.79%
Non-interest bearing deposits	196,949			196,143
Other liabilities	4,065			4,072
Shareholders’ equity	146,937			146,623
Total liabilities and equity	$1,109,170			$1,132,568

Net interest earnings		$12,027			$11,017
Net interest spread			4.51%			4.01%
Net interest margin			4.67%			4.21%

Net interest income for the quarter ending September 30, 2013 totaled $12.03 million, up $1.01 million, or 9.2%, from the $11.02 million of net interest income earned in the third quarter of 2012.  Interest income in the third quarter of 2013 increased by $612,000, or 4.9%, as an increase in interest income on loans more than offset a decrease in interest income on investments.  Interest income on loans increased by $856,000, or 8.0%.  In the third quarter of 2013, interest income on loans included $1.16 million from the recognition of deferred interest and purchase discounts on loans liquidated during the quarter compared to $641,000 of deferred interest and purchase discounts recognized on loans liquidated during the third quarter of 2012.  When a loan that has been discounted as a result being purchased in a business acquisition is paid-off, any remaining discount is recognized as interest income on loans at that time.  Similarly, when a loan has interest deferred because it has been placed on non-accrual status, any remaining deferred interest is recognized as interest income when the loan is paid-off. These events cannot be predicted with certainty and may positively or negatively affect interest income on loans in future periods, which creates fluctuations in reported loan interest income.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2013

Excluding the recognition of purchase discounts and deferred interest, interest income on loans increased by $340,000 in the third quarter of 2013 when compared to the third quarter of 2012 largely due to a higher average balance of loans outstanding.  Interest earned on investments decreased by $253,000, or 14.1%, largely due a lower average volume of investments although at higher average yields.  Average investment balances have decreased as maturing funds have been placed into loans or used to satisfy deposit withdrawals.  Interest earned on federal funds sold and interest bearing bank balances increased by $9,000, due to higher yields on a higher average volume of assets held in this category.

Also adding to the increase in net interest income, interest expense decreased in total during the third quarter of 2013 by $398,000, or 25.5%, when compared to the same quarter of 2012.  Interest expense on deposits decreased by $359,000, or 26.5%, largely due to a continuing decrease in the average rates paid combined with a lower average balance of interest-bearing deposits outstanding.  Interest expense on repurchase agreements and other short-term borrowings decreased by $13,000, again largely due to a decrease in the interest rates paid combined with a lower average balance outstanding.  Interest expense on FHLB advances increased by $1,000 due to short-term FHLB borrowings incurred during the third quarter of 2013.  Interest expense on other borrowings decreased by $27,000, or 14.4%, in the third quarter of 2013 compared to the third quarter of 2012, largely due to a decrease in the average amount of borrowings outstanding.  The Board of Governors’ policy to reduce the federal funds rate to nearly zero, coupled with the U.S. Treasury actively buying investment securities, has significantly reduced the yield on much of Premier’s earning assets, including investments, federal funds sold and variable rate loans.  New fixed rate loans are also pricing lower than loans originated in prior periods.  Premier has tried to offset the lower interest earning yields by lowering the rates paid on its deposits and repurchase agreements with customers.  During the third quarter of 2013, the decrease in rates paid on deposits along with the increase in interest income on loans from recognizing the purchase discount and deferred interest income on loans liquidated during the quarter helped to improve Premier’s overall net interest margin.  Premier’s net interest margin during the third quarter of 2013 was 4.67% compared to 4.21% for the same period of 2012.

Non-interest income decreased by $101,000, or 2.0%, to $4,984,000 for the first nine months of 2013 compared to the same period of 2012.  This decrease includes a $53,000 decrease in the net gains on disposition of investment securities.  Otherwise, service charges on deposit accounts decreased by $103,000, or 3.9%, and electronic banking income (income from debit/credit cards, ATM fees and internet banking charges) decreased by $11,000, or 0.7%.  The decrease in service charges on deposit accounts is largely due to a decrease in customer overdraft activity as customers reduced their propensity to incur overdraft charges as they managed their checking accounts more closely.  These decreases were partially offset by a $9,000, or 4.5%, increase in income from selling mortgages in the secondary market and a $57,000 increase in income from other sources, primarily miscellaneous loan and extension fees.  The increase in secondary market mortgage income is largely due to the stabilization of requirements for customers to qualify for mortgages that are eligible for sale in the secondary market and an increase in customer demand for refinancing existing mortgage loans during the first quarter of 2013 compared to one-year ago.

For the quarter ending September 30, 2013, non-interest income decreased by $178,000 to $1,758,000 compared to the $1,936,000 recognized during the same quarter of 2012.  This decrease includes a $201,000 decrease in the net gains on disposition of investment securities in the third quarter of 2012 compared to the third quarter of 2012.  Otherwise, service charges on deposit accounts decreased by $36,000, or 3.9%, and secondary market mortgage income decreased by $4,000, or 5.4%.  These decreases were more than offset by a $12,000, or 2.4%, increase in electronic banking income and a $51,000 increase in income from other sources, primarily miscellaneous loan and extension fees.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2013

Non-interest expenses for the first nine months of 2013 totaled $22.78 million, or 2.73% of average assets on an annualized basis, compared to $24.56 million, or 2.89% of average assets for the same period of 2012.  The $1.79 million decrease in non-interest expenses in 2013 when compared to the first nine months of 2012 is largely due to a $662,000, or 63.5% decrease in loan collection expenses, namely foreclosure and other loan collection expenses associated with the liquidation of non-accrual loans during the first quarter of 2012.  Also contributing to the decrease in non-interest expenses during the first nine months of 2013 was a $363,000, or 3.1%, decrease in staff costs following the decrease in the number of employees resulting from the internal bank mergers to form Premier Bank, Inc. in 2011 and to consolidate the Kentucky and Ohio operations under Citizens Deposit Bank and Trust in the second half of 2012.  Other decreases in non-interest expense during the first nine months of 2013 include a $193,000, or 5.6%, decrease in occupancy and equipment expense, an $84,000, or 3.2%, decrease in data processing costs, a $108,000, or 11.9%, decrease in professional fees, a $123,000, or 14.0%, decrease in expenses and writedowns on other real estate owned (OREO), and a $64,000, or 12.3%, decrease in core deposit amortization expense.  Occupancy expense decreased largely due to lower rent expense and leasehold improvement depreciation from the consolidation of rented facilities.  Equipment expense decreased largely due to lower software subscription expenditures and lower depreciation and maintenance expense, partially offset by the write-off of obsolete equipment.  Data processing costs decreased due to lower amounts paid for electronic banking processing and the processing of checks and other items.  Professional fees decreased as a result of lower accounting and audit costs partially offset by an increase in legal fees and consulting costs.  The decrease in net expenses on OREO is largely due to lower operating and maintenance expenses and lower OREO writedowns in 2013 partially offset by a decrease in rental income earned from an OREO property that was sold in late 2012 and lower gains on the sale of OREO in 2013. Core deposit amortization expense decreased as Premier utilizes an accelerated method to amortize its core deposit intangible asset.  These and other expense decreases more than offset a $41,000, or 7.0%, increase in FDIC insurance expense.

Non-interest expenses for the third quarter of 2013 totaled $7.58 million, or 2.71% of average assets on an annualized basis, compared to $7.90 million, or 2.78% of average assets for the same period of 2013.  The $325,000 decrease in non-interest expenses in the third quarter of 2013 when compared to the third quarter of 2012 is largely due to a $212,000, or 57.0%, decrease in expenses and writedowns on OREO as lower operating costs in 2013 more than offset a reduced amount of net gains upon the sale of OREO when compared to the third quarter of 2012.  Other decreases in non-interest expense during the third quarter of 2013 include a $73,000, or 6.4%, decrease in occupancy and equipment expense, a $38,000, or 20.3%, decrease in taxes not on income, a $75,000, or 39.7%, decrease in loan collection expenses and a $21,000, or 12.1%, decrease in core deposit amortization expense.  Loan collection expenses decreased largely due to lower costs incurred in the Company’s Washington market.  Taxes not on income decreased largely due to decreases in amounts subject to Ohio’s and West Virginia’s franchise tax partially offset by an increase in Virginia’s franchise tax.  These expense decreases more than offset an $110,000 increase in FDIC insurance expense, a $31,000, or 9.5%, increase in professional fees and a $21,000, or 0.6%, increase in staff costs.  FDIC insurance expense in the third quarter of 2013 was higher than the amount

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2013

reported in the third quarter of 2012 as a portion of the third quarter 2012 FDIC insurance expense included adjustments of expense estimates recorded during the previous quarters resulting from the reduced FDIC insurance cost for newly merged Citizens Deposit Bank versus the historical FDIC insurance costs of the three subsidiary banks Premier merged together in August 2012.  Professional fees increased as higher legal fees were only partially offset by lower accounting and audit costs.

Income tax expense was $5.38 million for the first nine months of 2013 compared to $3.97 million for the first nine months of 2012.  The effective tax rate for the nine months ended  September 30, 2013 was 36.1% compared to 35.1% for the same period of 2012.  For the quarter ending September 30, 2013, income tax expense was $2.23 million, a 36.2% effective tax rate, compared to $1.38 million (a 36.4% effective tax rate) for the same period of 2012.  The increase in income tax expense can be primarily attributed to the increase in pre-tax income detailed above, while the increases in the effective income tax rate are largely due to increases in the amount of income subject to state income taxes and the Company’s taxable income reaching the phase-in threshold of the 35% Federal corporate income tax rate.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2013

B.         Financial Position

Total assets at September 30, 2013 decreased by $8.9 million to just under $1.112 billion from the $1.121 billion at December 31, 2012.  However, earning assets decreased by only $7.1 million from the $1.031 billion at year-end 2012 to end the quarter at $1.023 billion.  The decrease in total assets was largely due to a decrease in securities available for sale and federal funds sold partially offset by an increase in net loans outstanding and interest bearing bank balances (see below).

Cash and due from banks at September 30, 2013 was $30.6 million, a $1.9 million decrease from the $32.5 million at December 31, 2012.  Interest bearing bank balances increased by $11.5 million from the $33.5 million reported at December 31, 2012, while federal funds sold decreased by $3.4 million from the $4.2 million reported at year-end.  Changes in these highly liquid assets are generally in response to increases in deposits, the demand for deposit withdrawals or the funding of loans or investment purchases and are part of Premier’s management of its liquidity and interest rate risks.  The increase in interest bearing bank balances during the first nine months of 2013 was largely in response to a reallocation of some of Premier’s surplus cash and due from banks on hand at December 31, 2013 into an interest earning asset.

Securities available for sale totaled $241.3 million at September 30, 2013, a $42.7 million decrease from the $284.0 million at December 31, 2012.  The decrease was largely due to monthly principal payments on Premier’s mortgage backed securities portfolio which returns approximately $4.5 million per month in cash flow to be reinvested, used to fund loans, or satisfy deposit and customer repurchase agreement withdrawals.  In addition, Premier received additional funds from maturing and called securities.  Not all of these funds were reinvested in the investment portfolio.  During the first nine months of 2013, some of these funds were used to satisfy customer repurchase agreement withdrawals (see below) and fund the increase in loans.  The investment portfolio is predominately high quality residential mortgage backed securities backed by the U.S. Government or Government sponsored agencies.  The unrealized losses at September 30, 2013 and December 31, 2012 are believed to be price changes resulting from increases in the long-term interest rate environment since those individual securities were purchased.  Management anticipates receiving all principal and interest on these investments as they come due.  Additional details on investment activities can be found in the Consolidated Statements of Cash Flows.

Total loans at September 30, 2013 were $732.0 million compared to $704.6 million at December 31, 2012, an increase of approximately $27.4 million, or 3.9%.  The increase in loans was largely due to new loan demand, primarily commercial loans, during the second and third quarters of 2013 which more than offset a decrease in loans during the first three months of the year, largely due to payoffs, transfers of loans to OREO upon foreclosure and principal payments on loans.

Deposits totaled $924.3 million as of September 30, 2013, a $6.3 million decrease from the $930.6 million in deposits at December 31, 2012.  The overall decrease in deposits is due to a $16.9 million, or 8.0%, decrease in certificates of deposit and individual retirement accounts (IRA’s) under $100,000 and a $3.0 million, or 1.5%, decrease in non-interest bearing deposit accounts.  These decreases were partially offset by a $5.7 million, or 3.5%, increase in interest bearing transaction accounts, a $7.0 million, or 3.3%, increase in savings and money market accounts and a $961,000, or 0.7% increase in certificates of deposit over $100,000.  Repurchase agreements with corporate and public entity customers also decreased in the first nine months of 2013, declining by $11.5 million to $14.6 million as of September 30, 2013.  Customer repurchase agreement balances are highly sensitive to interest rates and the decrease in the balance outstanding at September 30, 2013 was largely due to a lowering of the rate paid by Premier on this kind of short-term liability.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2013

To supplement short-term funding needs from the increase in loans, Premier borrowed $5.0 million from the Federal Home Loan Bank of Pittsburgh (FHLB) on a short-term basis rather than sell investment securities in an effort to maximize interest yields.  The average rate paid on the FHLB borrowing during the third quarter of 2013 was 0.12%, resulting in interest expense of approximately $1,000 during the quarter.  To also supplement short-term funding needs, Premier borrowed $2.2 million of federal funds purchased as of September 30, 2013.  These overnight funds are typically in response to short-term funding needs rather than incurring borrowings for a minimum monthly period from the FHLB.  Other borrowed funds decreased by $1.6 million during the first nine months of 2013 due to regularly scheduled principal payments plus accelerated principal payments.

The following table sets forth information with respect to the Company’s nonperforming assets at September 30, 2013 and December 31, 2012.

	(In Thousands)
	2013	2012
Non-accrual loans	$21,424	$25,806
Accruing loans which are contractually past due 90 days or more	3,049	3,890
Accruing restructured loans	6,455	14,106
Total non-performing loans	30,928	43,802
Other real estate acquired through foreclosure (OREO)	13,739	13,366
Total non-performing assets	$44,667	$57,168

Non-performing loans as a percentage of total loans	4.22%	6.22%

Non-performing assets as a percentage of total assets	4.02%	5.10%

Total non-performing loans have decreased since year-end, largely due to a $7.7 million decrease in restructured loans performing in accordance with their modified terms and a $4.4 million decrease in non-accrual loans.  Also affecting the decrease in non-performing loans was an $841,000 decrease in accruing loans past due 90 days or more.  During the first nine months of 2013, a total of $4.4 million of loans have been placed on non-accrual status, including a $1.7 million restructured loan that became significantly past due.  These increases in non-accrual loans were more than offset by approximately $6.8 million of payments and payoffs received on non-accrual loans during that time.  The remaining $2.0 million decrease in non-accrual loans was due to charge-offs and transfers to other real estate owned (“OREO”).  The change in OREO during the first nine months of 2013 was largely due to foreclosures and expenditures for improvements to existing OREO properties of approximately $3.0 million partially offset by sales of $2.6 million of OREO properties.  There have been no additional writedowns on OREO property during the first nine months of 2013 while $85,000 were recorded during the same period of 2012.  The writedowns in the first nine months of 2012 were more than offset by $210,000 of gains on the disposition of OREO sold which compares to approximately $61,000 of net gains recorded on the disposition of OREO sold during the first nine months of 2013.  The significant level of non-accrual loans and OREO is primarily due to the non-performing assets that came with the acquisition of Abigail Adams and its two subsidiary banks (the “Acquired Banks”).

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2013

At December 31, 2012, the Acquired Banks accounted for $28.4 million, or 49.7%, of Premier’s non-performing assets while at September 30, 2013 the Acquired Banks accounted for $25.7 million, or 57.5% of Premier’s non-performing assets.  However, since these assets were recorded at an estimated fair value on the date of acquisition, the amount of credit risk assumed by Premier is not as great as the volume of non-performing assets suggests taken at face value.  The estimate of fair value on all loans, but particularly on non-performing assets, included factors for the measurement of credit risk, interest rate risk and re-salability in the most advantageous market for the loans in an orderly transaction between market participants. These estimates included significant discounts on the non-accrual loans.  Since the estimated fair value of these loans was believed to have accounted for the reasonably estimable credit risk in the loans, consistent with new accounting guidance for acquisitions after 2008, no allowance for loan losses for these loans was recorded at the date of acquisition.  Under previous accounting standards, the loan loss allowance of acquired banks would have carried over to Premier’s books and records, as was the case for the Traders Bank and Citizens First Bank acquisitions.  The following table illustrates the face value of the non-performing assets of the Acquired Banks as of September 30, 2013 and December 31, 2012 and the discounted net carrying value of those non-performing assets.

NON-PERFORMING ASSETS AT ACQUIRED SUBSIDIARY BANKS
(Dollars in thousands)
	September 30, 2013		December 31, 2012
	Face Value	Discounted Net Carrying Value	Face Value	Discounted Net Carrying Value
Non-performing Assets
Non-accrual loans	$18,328	$9,255	$12,338	$9,874
Loans 90+ days past due	2,690	2,640	1,458	1,423
Restructured loans	3,478	3,276	7,871	7,565
Other real estate owned	11,041	10,491	10,152	9,573
Total non-performing assets	$35,537	$25,662	$31,819	$28,435

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

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2013

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

Gross charge-offs totaled $595,000 during the first nine months of 2013.  Any collections on these loans would be presented in future financial statements as recoveries of the amounts charged against the allowance.  Recoveries recorded during the first nine months of 2013 totaled $729,000 resulting in net recoveries for the first nine months of 2013 of $134,000.  These amounts compare to $2.49 million of gross charge-offs and $485,000 of recoveries recorded during the first nine months of 2012, resulting in a net charge of $2.00 million to the allowance for loan losses.  During the second quarter of 2012, Premier charged-off loans and portions of loans that had previously been identified as impaired whereby management determined that any eventual liquidation of collateral would be insufficient to repay the entire amount due on the loans.  The recoveries in 2013 are largely the result of down payments and continuing monthly payments toward the collection on two loans that were charge-off in prior years.  The allowance for loan losses at September 30, 2013 was 1.66% of total loans compared to 1.63% at December 31, 2012.  The minor increase in the ratio is largely due to an increase in the ratio of the allowance allocated to loans individually evaluated for impairment although the total amount of loans individually evaluated for impairment has decreased.

During the third quarter of 2013, Premier recorded $50,000 of provision for loan losses compared to $1,260,000 of additional provision for loan losses during the same quarter of 2012.  The decrease in the provision for loan losses was the result of an increase in the provision expense in the third quarter of 2012 largely due to an increase in the estimated credit risk in the loan portfolio resulting not only from specific reserve allocations on an increase in non-accrual loans during that quarter last year, but also for the increase in total loans outstanding during the quarter.  In the third quarter of 2013, the $50,000 provision for loan losses was largely the result of management’s updated assessment of the level of credit risk in the loan portfolio in accordance with Premier’s policies regarding the estimation of probable incurred losses in the loan portfolio and the adequacy of the allowance for loan losses, including an increase in the allowance for loan losses related to the growth in the loan portfolio substantially offset by a reduction in specific reserves on impaired loans.

During the first nine months of 2013, Premier recorded $550,000 of provision for loan losses which compares to $3.0 million of provision for loan losses recorded during the first nine months of 2012.  The provision for loan losses in 2012 was largely to provide for specific reserve allocations on existing and newly identified impaired loans. While total non-accrual loans decreased by $12.6 million during the first six months of 2012, most of these loans were discounted at the time of purchase and therefore a significant level of specific reserves on these loans was deemed not to be necessary. As a result, the allowance for loan losses was minimally affected by the reduction in non-accrual loans. With the increase in non-accrual loans during the third quarter of 2012, and the addition of new loans outstanding, management increased their estimate of credit risk within the loan portfolio at September 30, 2012. The provisions for loan losses were made in accordance with Premier’s policies regarding management’s estimation of probable incurred losses in the

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2013

 loan portfolio and the adequacy of the allowance for loan losses, which are in accordance with accounting principles generally accepted in the United States of America.  During the first nine months of 2013, the additional calculated provision amounts in the allowance for loan losses related to loan growth were substantially offset by additions to the allowance from recoveries of loans previously charged-off and overall reductions in specific allocations for impaired loans resulting from principal reduction or improved collateral positions.

The allowance for loan losses allocated to loans individually evaluated for impairment increased from $3.3 million at December 31, 2012 to $4.2 million at March 31, 2013.  The continuing level of non-performing loans, plus additional loans identified as impaired under Premier’s policies for estimating credit risk are evidence of the increased credit risk in the loan portfolio.  The actual amount of realized losses, if any, has yet to be determined and may not be determined for some time into the future.  However, in management’s opinion, sufficient evidence existed in the first quarter 2013 to reduce the likelihood of full repayment and increase the related estimated credit risk on impaired loans.  The allowance for loan losses allocated to loans individually evaluated for impairment has since decreased to $3.3 million at September 30, 2013, largely due to payments received on impaired loans during the second and third quarters of 2013.

As the pace of economic recovery continues to be sluggish in Premier’s markets, the ability of borrowers to consistently make their loan payments is increasingly being tested.  Evidence of the continuing higher level of credit risk includes a high level of past due and non-accrual loans, loan charge-offs and increases in other real estate owned as a result of foreclosures.  The provisions for loan losses in 2013 and 2012 were made in accordance with Premier’s policies regarding management’s estimation of probable incurred losses in the loan portfolio and the adequacy of the allowance for loan losses, which are in accordance with accounting principles generally accepted in the United States of America.  In the coming months, Premier will continue to monitor the impact that national housing market price declines may have on its local markets and collateral valuations as management evaluates the adequacy of the allowance for loan losses.  While some price deterioration has occurred, it is not currently anticipated that Premier’s markets will be impacted as severely as other areas of the country due to the historically modest increases in real estate values in the Company’s Appalachian markets.  However, as local and national unemployment rates remain at elevated levels and the downturn in housing prices extends further into the future, there is an increasing risk of further price deterioration in real estate values in the Company’s markets.  Future provisions to the allowance for loan losses, positive or negative, will depend on future improvement or deterioration in estimated credit risk in the loan portfolio as well as whether additional payments are received on loans having significant credit risk.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2013

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

2.	Cash flow generated by repayment of loans and interest.

3.	Arrangements with correspondent banks for purchase of unsecured federal funds.

4.	The sale of securities under repurchase agreements and borrowing from the Federal Home Loan Bank.

5.	Maintenance of an adequate available-for-sale security portfolio. The Company owns $241.3 million of securities at fair value as of September 30, 2013.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2013

The cash flow statements for the periods presented in the financial statements provide an indication of the Company’s sources and uses of cash as well as an indication of the ability of the Company to maintain an adequate level of liquidity.

E.           Capital

At September 30, 2013, total shareholders’ equity of $147.1 million was 13.2% of total assets.  This compares to total shareholders’ equity of $144.3 million or 12.9% of total assets on December 31, 2012.

Tier I capital totaled $116.9 million at September 30, 2013, which represents a Tier I Leverage Ratio of 10.9%.  This ratio is up slightly from the 10.0% at December 31, 2012 as the growth in Tier I capital was divided by a lower base of total assets at September 30, 2013.

Book value per common share was $16.85 at September 30, 2013, and $16.63 at December 31, 2012.  The increase in book value per share was largely the result of the positive earnings performance in 2013.  Book value per share was reduced by the $4.2 million of other comprehensive loss for the first nine months of 2013 related to the after tax decrease in the market value of investment securities available for sale, which decreased book value by approximately $0.52 per share, and the $0.33 per share cash dividends to common shareholders declared and paid during the first nine months of 2013.  These decreases partially offset the $1.07 per share earned during the first nine months of 2013, including an approximate $0.06 per share reduction for the $495,000 of preferred stock dividends accrued and related accretion.

PREMIER FINANCIAL BANCORP, INC.
SEPTEMBER 30, 2013

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
SEPTEMBER 30, 2013

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
SEPTEMBER 30, 2013

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PREMIER FINANCIAL BANCORP, INC.

Date: November 7, 2013                                     /s/ Robert W. Walker
Robert W. Walker
President & Chief Executive Officer

Date: November 7, 2013                                     /s/ Brien M. Chase
Brien M. Chase
Senior Vice President & Chief Financial Officer