Form 10-K
period 2013-12-31
PREMIER FINANCIAL BANCORP INC
filed 2014-03-13
CIK 887919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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
December 31, 2013

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
Large accelerated filer ☐.	Accelerated filer ☑.	Non-accelerated filer ☐.	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☑.

As of June 30, 2013 the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $81,518,596 based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System National Market System.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each class	Outstanding at March 1, 2014
Common Stock without par value	8,046,846

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Shareholders to be held on June 18, 2014.	Part III

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2013

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2013

PART I

Item 1.  Description of Business

THE COMPANY

Premier Financial Bancorp, Inc. (the "Company" or "Premier") is a multi-bank holding company that, as of March 1, 2014 operates eight banking offices in Kentucky, five banking offices in Ohio, fourteen banking offices in West Virginia, four banking offices in Washington, DC, two banking offices in Maryland and two banking offices in Virginia. At December 31, 2013, Premier had total consolidated assets of $1,100.2 million, total consolidated deposits of $924.0 million and total consolidated shareholders' equity of $146.9 million. The banking subsidiaries (the "Banks" or "Affiliate Banks") consist of Citizens Deposit Bank & Trust, Vanceburg, Kentucky and Premier Bank, Inc., Huntington, West Virginia.

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

In late 2007 Premier resumed a strategy of franchise expansion by acquiring and owning community banks.  This decision followed a five–year period whereby Premier suspended its acquisition strategy in order to focus on improving operations, strengthening capital and management oversight and improving the profitability of the banks previously acquired. On October 24, 2007, the Company entered into a material definitive agreement with Citizens First Bank, Inc. (“Citizens First”), a bank with $60 million of total assets located in Ravenswood, West Virginia.  Under terms of the definitive agreement, Premier agreed to purchase Citizens First for up to $11,700,000 in stock and cash.  Each share of Citizens First common stock was entitled to merger consideration of cash and stock that generally totaled $29.25, subject to certain limitations.  Premier issued 480,000 shares of its common stock plus Premier paid $5.3 million in cash to the shareholders of Citizens First.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2013

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

At the time Premier entered into the definitive agreement with Abigail Adams, its subsidiary, Adams National Bank (“Adams National”) had recently entered into a written agreement with its primary regulatory authority, the Office of the Comptroller of the Currency (“OCC”).  See “Regulatory Matters” below.  Premier’s prior experience in successfully working through regulatory agreements with some of its own subsidiary banks was an attractive component for Abigail Adams to merge with the Company.  Likewise, while Adams National did not necessarily fit the community bank model of Premier’s other subsidiary banks (see the “General” subsection of the Company’s “Business” section below), Premier perceived advantages in purchasing and rehabilitating a poorly performing bank while simultaneously changing the bank’s business culture to more closely mirror that of its rural community “sister” banks.   As part of this strategy, Premier participated in the U.S. Treasury’s Troubled Asset Relief Program (“TARP”) to help fund the rehabilitation of Adams National and provide the additional capital needed to maintain the Company’s healthy capital ratios after consummating the merger with Abigail Adams.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2013

TARP was established under the authority granted by the Emergency Economic Stabilization Act of 2008 (the “EESA”), which appropriated $700 billion for the purpose of restoring liquidity and stability in the U.S. financial system.  EESA was amended by The American Recovery and Reinvestment Act of 2009 (the “ARRA”) signed into law on February 17, 2009.  Under the TARP Capital Purchase Program, the U.S. Treasury made $250 billion of capital available to U.S. financial institutions in the form of senior preferred stock investments and a warrant entitling the U.S. Treasury to buy the participating institution’s common stock with a market value equal to 15% of the senior preferred stock at the time of participation.

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

On July 9, 2012, the U.S. Treasury announced its intent to sell its investment in Premier’s Series A Preferred Stock along with similar investments the U.S. Treasury had made in 11 other financial institutions, principally to qualified institutional buyers.  Using a modified Dutch auction methodology that establishes a market price by allowing investors to submit bids at specified increments during the period of July 23, 2012 through July 26, 2012, the U.S. Treasury auctioned all of Premier’s 22,252 Series A Preferred Stock.  Premier sought and obtained regulatory permission to participate in the auction.  Premier successfully bid to repurchase 10,252 shares of the 22,252 outstanding shares.  At the auction’s closing price of $901.03 per share, Premier was able to preserve approximately $1.0 million of capital versus redeeming the Series A Preferred Stock at the liquidation preference of $1,000 per share.  The remaining 12,000 shares are held by private investors.  Additional information regarding the Series A Preferred Shares and the Warrant can be found in Note 23 of the Notes to the Consolidated Financial Statements.

On July 29, 2010, Consolidated Bank and Trust Company (“CB&T”), a wholly owned subsidiary of Premier and a Virginia state chartered bank; the Federal Reserve Bank of Richmond (“FRB”) and the State Corporation Commission Bureau of Financial Institutions (“Virginia Bureau”) entered into a written agreement (“Written Agreement”) requiring CB&T to

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2013

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

On September 1, 2010, Premier filed applications with state and federal banking regulatory authorities to merge five of its subsidiary banks together, including Adams National and CB&T, to form Premier Bank, Inc. (“Premier Bank”).   On February 28, 2011, Premier received final regulatory approval to move forward with its plans to merge Boone County Bank, headquartered in Madison, West Virginia; First Central Bank, headquartered in Philippi, West Virginia; Traders Bank, Inc., headquartered in Ravenswood, West Virginia; Adams National Bank, headquartered in Washington, DC and Consolidated Bank & Trust, headquartered in Richmond, Virginia.  The merger was completed on April 9, 2011.  The resulting bank is headquartered in Huntington, West Virginia.

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

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2013

In addition to ensuring CB&T complied with provisions of the Written Agreement, Premier was also required to obtain prior written approval of the FRB and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System for declaring or paying any dividends, and also required prior written approval of the FRB before incurring, increasing or guaranteeing any debt or purchasing or redeeming any shares of its stock.

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

On September 20, 2010, Premier submitted a request to the FRB for written approval from the FRB and the Director of the Division of Banking Supervision and Regulation of the Board of Governors to declare and pay its quarterly dividend on the 22,252 Series A Preferred Shares owned by the U.S. Treasury that was due on November 15, 2010.  On October 4, 2010, Premier received a notice in writing that the FRB and the Director of the Division of Banking Supervision and Regulation of the Board of Governors did not approve Premier’s request to pay the cash dividend on its Series A, Fixed Rate Cumulative Perpetual Preferred Stock as Premier had requested.  Subsequent to receipt of the notice from the FRB, Premier held telephone conversations with the FRB to appeal the Board of Governors’ decision.  On October 13, 2010, Premier received telephonic notice that its appeal had been denied.

On January 11, 2011, Premier submitted a written request to the FRB for written approval from the FRB and the Director of the Division of Banking Supervision and Regulation of the Board of Governors to pay its quarterly dividend on the 22,252 Series A Preferred Shares due on February 15, 2011 to the U.S. Treasury under the TARP Capital Purchase Program, and the prior quarterly dividend obligation due on November 15, 2010.   On February 10, 2011, Premier received telephonic notice that the FRB and the Director of the Division of Banking Supervision and Regulation of the Board of Governors did not approve Premier’s request to pay the cash dividends on its Series A, Fixed Rate Cumulative Perpetual Preferred Stock as Premier had requested.

On April 19, 2011, Premier submitted a request to the FRB for written approval from the FRB and the Director of the Division of Banking Supervision and Regulation of the Board of Governors to declare and pay its quarterly dividend on the 22,252 Series A Preferred Shares to the U.S. Treasury due on May 15, 2011 and the two dividends in arrears due on November 15, 2010 and February 15, 2011, respectively.  On May 13, 2011, Premier received notice of approval from the FRB that the Director of the Division of Banking Supervision and Regulation of the Board of Governors of Premier’s request to pay all current and deferred cash dividends on its Series A, Fixed Rate Cumulative Perpetual Preferred Stock as Premier had requested.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2013

The dividends were paid as scheduled on May 16, 2011.  All subsequent quarterly dividends on Premier’s Series A Preferred Shares have been paid as scheduled.  See Note 23 for additional details on Premier's Series A, Fixed Rate Cumulative Perpetual Preferred Stock.

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
December 31, 2013

the subsidiary (or former subsidiary) bank’s systems to the FIS “Horizon” platform.  It was during this process that the data systems of the five subsidiary banks that merged to form Premier Bank, converted and combined into one system. The data processing agreement shall remain in effect until September 30, 2017 and provides for automatic three-year extensions after that date.

On February 16, 2012, Premier filed applications with state and federal banking regulatory authorities to merge three of its subsidiary banks.  The application requested permission to merge Ohio River Bank, headquartered in Ironton, Ohio and Farmers Deposit Bank, headquartered in Eminence, Kentucky with and into Premier’s wholly owned subsidiary Citizens Deposit Bank & Trust, headquartered in Vanceburg, Kentucky.  In the second quarter of 2012, Premier received the required approvals from all federal and state banking regulatory authorities to go ahead with its plans and as of the close of business on Friday, August 17, 2012, the three banks have been merged together.  The combined bank is headquartered in Vanceburg, Kentucky.

Recent Corporate Developments

Definitive Agreement to purchase The Bank of Gassaway – On November 19, 2013, Premier and Gassaway Bancshares, Inc. (“Bancshares”), a $165 million single bank holding company headquartered in Gassaway, West Virginia jointly announced that they had entered into a definitive agreement whereby Premier Bank, Premier’s wholly owned subsidiary, will acquire the Bank of Gassaway, the wholly owned subsidiary of Bancshares, in a cash purchase valued at approximately $20.3 million.  Under terms of the definitive agreement, Premier Bank will pay $20.3 million in cash for the Bank of Gassaway and will merge Bank of Gassaway’s five branch locations into Premier’s operating system in the second quarter of 2014.  The transaction, which is subject to satisfaction of various contractual conditions and requires approval by bank regulatory agencies and the shareholders of Bancshares, is anticipated to close in the second quarter of 2014.  The resulting merger will expand Premier Bank’s footprint into central West Virginia along the I-79 corridor.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2013

BUSINESS
General

Through the Banks the Company focuses on providing quality community banking services to individuals and small-to-medium sized businesses. By seeking to provide such banking services in non-urban areas, the Company believes that it can minimize the competitive effect of larger financial institutions that typically are focused on large metropolitan areas. Where the Company owns branches in urban areas, such as the Washington, DC Metro Area, the Company believes the nimble nature of its operations and local decision making process allows it to compete effectively with larger financial institution.  Each Bank retains its local management structure which offers customers direct access to the Bank's president or regional president and other officers in an environment conducive to friendly, informed and courteous service. This approach also enables each Bank to offer local and timely decision-making, and flexible and reasonable operating procedures and credit policies limited only by a framework of centralized risk controls provided by the Company to promote prudent banking practices. See additional discussion under "Regulatory Matters" below.

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

Prior to data systems conversions in mid-2005, the Company maintained a data processing subsidiary, which provided centralized data processing services for the Affiliate Banks. Beginning in late 2004 and continuing through the middle of 2005, the Company converted its data processing system to an external third-party provider. Through the conversion process, Company senior management along with each Bank's management reviewed and standardized their offering of products and services, although pricing decisions remain at the local level. Furthermore, as a result of conversion, the Company through the Banks was able offer more modern products, such as internet banking and check imaging, and was able to take advantage of emerging technologies such as image exchange to remit and clear

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2013

items with its exchange agents. With the conversion to FIS in 2011, all of these benefits remain plus the Company has integrated its automated teller machine network, improved its management reporting systems, adopted an integrated image-based document storage system, and offers mobile banking via smart phones and other hand held computing devices.

Each of the Banks provides a wide range of retail and commercial banking services, including commercial, real estate, agricultural and consumer lending; depository and funds transfer services; collections; safe deposit boxes; cash management services; and other services tailored for both individuals and businesses.

The Banks' residential mortgage lending activities consist primarily of loans for purchasing personal residences or loans for commercial or consumer purposes secured by residential mortgages.  The Banks also originate residential mortgage loans that are sold in the secondary mortgage market.  The Banks’ mortgage originators are salaried employees who do not receive a commission or other incentive compensation for the number or type of mortgages they originate.  Consumer lending activities consist of traditional forms of financing for automobile and personal loans including unsecured lines of credit. Commercial lending activities include loans to small to medium-sized businesses located primarily in the communities in which the Banks have branch locations and surrounding areas. Commercial loans are secured by business assets including real estate, equipment, inventory, and accounts receivable. Some commercial loans are unsecured.  Through the acquisition of Abigail Adams, the Company inherited a concentration in commercial real estate development loans.  Many of these loans were for the revitalization of apartment buildings in and around the Washington, DC metro area, some of which would result in the apartment complex converting into individually owned condominiums.   Since the acquisition of Abigail Adams, Premier has worked to reduce these concentrations by providing funding only during the construction phase.  The Washington, DC metro area also offers opportunities for larger commercial and commercial real estate loans.  These opportunities are subject to Premier’s strict credit underwriting policies and procedures.

The Banks' range of deposit services includes checking accounts, NOW accounts, savings accounts, money market accounts, club accounts, individual retirement accounts, certificates of deposit and overdraft protection. Customers can access their accounts via traditional bank branch locations as well as Automated Teller Machines (ATM’s) and the internet either via personal computers or mobile computing devices such as smart phones.  The Banks also offer bill payment and telephone banking services.  Deposits of the Banks are insured by the Deposit Insurance Fund administered by the FDIC to the maximum amounts offered by the FDIC.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2013

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

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2013

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

Under the BHC Act, the Federal Reserve has the authority to require a bank holding company to terminate any activity or relinquish control of the nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve's determination that such activity or control constitutes a risk to the financial soundness and stability of any bank subsidiary of the bank holding company. Premier and the Affiliate Banks are subject to the Federal Reserve Act, which limits borrowings by Premier (and any nonbank subsidiaries) from the Affiliate Banks and also limits various other transactions between Premier (and any nonbank subsidiaries) and the Affiliate Banks.

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

Both federal and state law extensively regulates various aspects of the banking business, such as loan loss reserve and capital requirements, truth-in-lending and truth-in-savings disclosure, equal credit opportunity, fair credit reporting, trading in securities and other aspects of banking operations. Premier and the Affiliate Banks are also affected by the fiscal and monetary policies of the federal government and the Federal Reserve and by various other governmental laws, regulations and requirements. Further, the earnings of Premier and Affiliate Banks are affected by general economic conditions and prevailing interest rates. Legislation and administrative actions affecting the banking industry are frequently considered by the United States Congress, state legislatures and various regulatory agencies. It is not possible to predict with certainty whether such legislation or administrative actions will be enacted or the extent to which the banking industry, in general, or Premier and the Affiliate Banks, in particular, would be affected.

Liability for Bank Subsidiaries - The Federal Reserve has a policy to the effect that a bank holding company is expected to act as a source of financial and managerial strength to each of its subsidiary banks and to maintain resources adequate to support each such subsidiary bank.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2013

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

Bank holding companies currently are required to maintain Tier I and total capital (the sum of Tier I and Tier II capital) equal to at least 4% and 8% of total risk-weighted assets, respectively. At December 31, 2013, Premier met both requirements, with Tier I and total capital equal to 16.9% and 18.2% of its total risk-weighted assets, respectively.

In addition to the risk-based capital guidelines, the Federal Reserve requires bank holding companies to maintain a minimum "leverage ratio" (Tier I capital to adjusted total assets) of 3%, if the holding company has the highest regulatory ratings for risk-based capital purposes. All other bank holding companies are required to maintain a leverage ratio of 3% plus at least 100 to 200 basis points. At December 31, 2013, Premier's leverage ratio was 11.0%.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2013

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

Regulatory Agreements - On October 1, 2008, the Company’s subsequently acquired subsidiary Adams National, entered into a written agreement with its primary regulator, the OCC.  The written agreement outlined a number of steps to be taken by Adams National to remedy unsafe and unsound banking practices relating to the level of credit risk and the administration of the loan portfolio, and violations of credit-related laws and regulations at the bank that occurred prior to its acquisition by the Company on October 1, 2009.   On April 9, 2011, Adams National was merged into Boone County Bank as part of the formation of Premier Bank, Inc.  With the surrender of the Adams National charter upon consummation of the merger to form Premier Bank, Inc., the Written Agreement with the OCC was terminated and no longer had any effect on the Affiliate Banks.

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

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2013

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

TARP Capital Purchase Program - As discussed above in conjunction with the acquisition of Abigail Adams, Premier elected to participate in the TARP Capital Purchase Program and received $22.25 million of new equity capital from the U.S. Treasury on October 2, 2009.  As part of its participation in the TARP Capital Purchase Program, Premier agreed to various requirements and restrictions imposed on all participants in the TARP Capital Purchase Program.  Those restrictions subjected the Company to certain of the executive compensation limitations included in the Emergency Economic Stabilization Act of 2008 (the “EESA”). In this connection, as a condition to the closing of the transaction, the Company’s Senior Executive Officers (as defined in the Securities Purchase Agreement) (the “Senior Executive Officers”), (i) voluntarily waived any claim against the U.S. Treasury or the Company for any changes to such officer’s compensation or benefits that are required to comply with the regulation issued by the U.S. Treasury under the TARP Capital Purchase Program and acknowledged that the regulation may require modification of the compensation, bonus, incentive and other benefit plans, arrangements and policies and agreements as they relate to the period the U.S. Treasury owned the Preferred Stock of the Company; and (ii) entered into a letter with the Company amending the Benefit Plans with respect to such Senior Executive Officers as may be necessary, during the period that the Treasury owned the Preferred Stock of the Company, as necessary to comply with Section 111(b) of the EESA as long as any obligation arising from the financial assistance provided to the recipient under the TARP Capital Purchase Program remained outstanding, excluding any period during which the U.S. Treasury holds only warrants to purchase common stock of a TARP participant (the “Covered Period”).  These limitations terminated upon completion of the U.S. Treasury’s auction of the Series A Preferred Stock on August 10, 2012.  Detailed information regarding the Series A Preferred Shares and the Warrant can be found in Note 23 of the Notes to the Consolidated Financial Statements.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2013

Dividend Restrictions - Premier is dependent on dividends from its Affiliate Banks for its revenues. Various federal and state regulatory provisions limit the amount of dividends the Affiliate Banks can pay to Premier without regulatory approval. At December 31, 2013, approximately $3.8 million of the total shareholders' equity of the Affiliate Banks was available for payment of dividends to Premier without approval by the applicable regulatory authority.

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

 PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2013

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

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2013

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

•	increased the authority of the Federal Reserve Board to examine financial holding companies and their non-bank subsidiaries.

Many aspects of the Dodd-Frank Act are subject to future rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on Premier, its customers or the financial services industry as a whole.  In some cases, regulatory or other governmental agencies already have taken action to comply with the Dodd-Frank Act’s mandates.

Number of Employees

The Company and its subsidiaries collectively had approximately 328 full-time equivalent employees as of December 31, 2013.  Its executive offices are located at 2883 5th Avenue, Huntington, West Virginia 25702, telephone number (304) 525-1600 (facsimile number (304) 525-9701).

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2013

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
December 31, 2013

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

There has been a sustained decline in the housing market and real estate markets and in the general economy, both nationally and locally, due to the recession that began in December 2007. Housing markets have deteriorated as evidenced by reduced levels of sales, increasing inventories of houses and condominiums on the market, declining house prices and an increase in the length of time houses remain on the market. It is possible that these conditions will not improve or will worsen or that such conditions will result in a decrease in Premier’s interest income, an increase in Premier’s non-performing loans, and/or an increase in Premier’s provision for loan losses.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2013

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

The Company’s principal source of funds for dividend payments and its debt service obligations is dividends received from the subsidiary Banks.  Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies.  Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, as defined, combined with the retained net profits of the preceding two years, subject to the capital requirements and additional restrictions as discussed in Note 20 to the consolidated financial statements.  During 2014 the Banks could, without prior approval, declare dividends of approximately $3.8 million plus any 2014 net profits retained to the date of the dividend declaration.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2013

Premier is a separate and distinct legal entity from Premier’s subsidiaries.  Premier receives nearly all of its revenue from dividends from is subsidiary banks, which are limited by federal banking laws and regulations.  These dividends also serve as the primary source of funds to pay dividends on Premier’s common and preferred shares.  The inability of Premier’s subsidiary banks to pay sufficient dividends to Premier could have a material, adverse effect on its business.  Further discussion of Premier’s ability to pay dividends can be found under the captions “Regulatory Matters – TARP Capital Purchase Program”, and “Regulatory Matters – Dividend Restrictions” in Item 1 of this Form 10-K and Note 20 of the Notes to the Consolidated Financial Statements.

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
December 31, 2013

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
December 31, 2013

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
December 31, 2013

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

Integration of Future Acquisitions May Be More Difficult Than Anticipated

The success of Premier’s proposed acquisition of the Bank of Gassaway or any future acquisitions will depend on a number of factors, including (but not limited to) Premier’s ability to:

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
December 31, 2013

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
December 31, 2013

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
December 31, 2013

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
December 31, 2013

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
December 31, 2013

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
December 31, 2013

Item 2.  Properties

The Company leases its principal executive offices located in Huntington, West Virginia. Except as noted, each of the Banks owns the real property and improvements on which their banking activities are conducted.

Premier Bank, in addition to its main office at 2883 5th Avenue in Huntington, West Virginia has branches at the following locations:

Branch	Address	Location and Zip Code	Leased/ Owned

Madison	300 State Street	Madison, WV 25130	Owned
Van	Route 85	Van, WV 25206	Owned
West Hamlin	40 Lincoln Plaza	Branchland, WV 25506	Owned
Logan	307 Hudgins Street	Logan, WV 25601	Owned
Philippi	2 South Main Street	Philippi, WV 26416	Owned
Buckhannon	14 North Locust Street	Buckhannon, WV 26201	Owned
Rock Cave	State Routes 4 & 20	Rock Cave, WV 26234	Owned
Bridgeport	25 Oakmont Lane	Bridgeport, WV 26330	Owned
Ravenswood	601 Washington Street	Ravenswood, WV 26164	Owned
Ripley South	606 South Church Street	Ripley, WV 25271	Owned
Ripley East	103 Miller Drive	Ripley, WV 25271	Owned
Spencer Main	303 Main Street	Spencer, WV 25276	Owned
Spencer Drive Thru	406 Main Street	Spencer, WV 25276	Owned
Mineral Wells	1397 Elizabeth Pike	Mineral Wells, WV 26150	Owned
Connecticut Avenue	1130 Connecticut Avenue	Washington, DC 20036	Leased
Mass Ave	50 Massachusetts Ave, S.E.	Washington, DC 20002	Leased
17th Street	1604 17th Street, N.W.	Washington, DC 20009	Leased
K Street	1501 K Street, N.W.	Washington, DC 20006	Leased
Silver Spring	8121 Georgia Avenue	Silver Spring, MD 20910	Leased
Chevy Chase	5530 Wisconsin Avenue	Chevy Chase, MD 20815	Leased
Richmond	320 North First Street	Richmond, VA 23219	Owned
Hampton	101 N. Armistead Avenue	Hampton, VA 23669	Owned

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2013

Item 2.  Properties – (continued)

Citizens Deposit Bank & Trust, in addition to its main office at 10 Second Street in Vanceburg, Kentucky, has branches at the following locations:

Branch	Address	Location and Zip Code	Leased/ Owned

AA Branch	67 Commercial Drive, Suite 3	Vanceburg, KY 41179	Leased
Brooksville	111 Powell Street	Brooksville, KY 41004	Owned
Garrison	9234 East KY 8	Garrison, KY 41141	Owned
Ripley	104 Main Street	Ripley, OH 45167	Owned
Aberdeen	130 Stivers Road	Aberdeen, OH 45101	Owned
Maysville	1201 US 68	Maysville, KY 41056	Owned
Mt. Olivet	103-107 South Main Street	Mt. Olivet, KY 41064	Owned
Tollesboro	2954 West KY 10	Tollesboro, KY 41189	Owned
Ironton	221 Railroad Street	Ironton, OH 20001	Owned
Proctorville	7604 County Road 107 Unit A	Proctorville, OH 45669	Leased
South Webster	110 N. Jackson Street	South Webster, OH 45682	Owned
Eminence	5230 South Main Street	Eminence, KY	Owned

Item 3.  Legal Proceedings

The Banks are parties to legal actions that are ordinary routine litigation incidental to a commercial banking business. In management's opinion, the outcome of these matters, individually or in the aggregate, will not have a material adverse impact on the results of operations or financial position of the Company.

Item 4.  Mine Safety Disclosures

Not Applicable

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2013

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

The Company's common stock is listed on the NASDAQ Global Market System under the symbol PFBI. At December 31, 2013, the Company had approximately 2,167 shareholders of record of its common shares.

The following table sets forth on a quarterly basis cash dividends paid and the range of high and low sales prices on a per share basis during the quarters indicated.

	Cash	Sales Price
	Dividends Paid	High	Low
2012
First Quarter	$0.00	$7.89	$4.42
Second Quarter	0.00	8.49	6.75
Third Quarter	0.11	9.75	6.76
Fourth Quarter	0.11	11.54	8.77
	0.22
2013
First Quarter	$0.11	$12.50	$10.37
Second Quarter	0.11	13.10	10.99
Third Quarter	0.11	13.00	11.40
Fourth Quarter	0.11	14.73	11.60
	0.44

2014
First Quarter (through March 1, 2014)	$0.11	$14.75	$13.70

The payment of dividends by the Company depends upon the ability of the Banks to declare and pay dividends to the Company because the principal source of the Company's revenue will be dividends paid by the Banks.  At December 31, 2013 approximately $3.8 million was available for payment as dividends from the Banks to the Company without the need for regulatory approval. In considering the payment of dividends, the Board of Directors will take into account the Company's financial condition, the cumulative provisions of the Series A Preferred Shares, results of operations, tax considerations, costs of expansion, industry standards, economic conditions and need for funds, as well as governmental policies and regulations applicable to the Company and the Banks. See "REGULATORY MATTERS - Capital Requirements" for discussion on capital guidelines.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2013

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

The following graph shows a comparison of cumulative total stockholder return on the Common Stock since December 31, 2008 with the cumulative total returns of both a broad equity market index and a published industry index.  The broad equity market index chosen was the Russell 3000 and the published industry index chosen was the SNL ($500M-$1B) Bank Asset-Size Index.  The graph reflects historical performance only, which is not indicative of possible future performance of the Common Stock.

        Premier Financial Bancorp, Inc

	Period Ending
Index	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
Premier Financial Bancorp, Inc.	100.00	102.52	100.56	69.13	173.80	235.41
Russell 3000	100.00	128.34	150.07	151.61	176.49	235.71
SNL $500M-$1B Bank Index	100.00	71.68	81.25	74.10	91.37	132.87
*Source: SNL Financial LC, Charlottesville, VA

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2013

Equity Compensation Plan Information

The following table gives information about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under its equity compensation plans the 2002 Stock Option Plan and the 2012 Long-term Incentive Plan, as of December 31, 2013.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (Excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders
2002 Stock Option Plan	303,181	$9.58	0
2012 Long-term Incentive Plan	51,100	11.39	448,900
Equity compensation plans not approved by shareholders
None
Total	354,281	$9.84	448,900

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2013

Item 6.  Selected Financial Data

The following table presents consolidated selected financial data for the Company. It does not purport to be complete and is qualified in its entirety by more detailed financial information and the audited consolidated financial statements contained elsewhere in this annual report.

(Dollars in thousands, except per share amounts)	At or for the Year Ended December 31
	2013	2012	2011	2010	2009
Earnings
Net interest income	$43,695	$43,999	$44,208	$43,744	$31,083
Provision for loan losses	(375)	4,260	3,630	3,297	1,052
Non-interest income	7,732	9,529	6,911	6,761	9,136
Non-interest expense	31,169	33,272	36,521	34,219	27,115
Income taxes	7,404	5,673	3,800	3,817	2,934
Net income	13,229	10,323	7,168	9,172	9,118
Preferred stock dividends, net of redemption discount	659	168	1,221	1,249	133
Net income available to common shareholders	$12,570	$10,155	$5,947	$7,923	$8,985

Financial Position
Total assets	$1,100,179	$1,120,787	$1,124,087	$1,183,251	$1,101,750
Loans	740,770	704,625	690,923	725,964	699,133
Allowance for loan losses	11,027	11,488	9,795	9,865	7,569
Goodwill and other intangibles	31,996	32,596	33,268	34,060	31,519
Securities	218,066	283,975	278,479	256,520	240,970
Deposits	924,023	930,583	925,078	985,291	913,784
Other borrowings	25,119	42,151	51,418	62,711	55,564
Preferred equity	11,955	11,896	21,949	21,841	21,705
Common equity	134,985	132,400	122,058	109,556	106,851

Per Common Share Data
Net income – basic	1.57	1.28	0.75	1.00	1.32
Net income - diluted	1.49	1.24	0.74	0.98	1.32
Book value	16.79	16.63	15.38	13.80	13.46
Tangible book value	12.81	12.53	11.19	9.51	9.49
Cash dividends	0.44	0.22	0.00	0.22	0.44

Financial Ratios
Return on average assets	1.13%	0.90%	0.51%	0.71%	1.09%
Return on average common equity	9.29%	7.89%	5.08%	7.12%	9.47%
Dividend payout	28.03%	17.19%	0.00%	22.00%	33.33%
Stockholders’ equity to total assets at period-end	13.36%	12.87%	12.81%	11.10%	11.67%
Average stockholders’ equity to average total assets	13.21%	12.94%	11.98%	11.84%	12.19%

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2013

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

Premier Financial Bancorp, Inc. ("Premier” or the “Company”) is a multi-bank holding company headquartered in Huntington, West Virginia.  It operates two community bank subsidiaries, Premier Bank, Inc. (“Premier Bank”), a $730 million bank headquartered in Huntington, West Virginia, and Citizens Deposit Bank and Trust (“Citizens”), a $363 million bank headquartered in Vanceburg, Kentucky, each with a local orientation. The banks operate in twenty-seven communities within the states of West Virginia, Virginia, Ohio, Maryland and Kentucky plus the cities of Washington, DC and Richmond, Virginia.  Through these locations the banks provide their customers with a full range of banking services.  On September 10, 2010 Citizens completed its purchase of four banking offices (“Branch Purchase”) from Integra Bank N.A. (“Integra Bank”).  The banking offices are located in Maysville and Mount Olivet, Kentucky and Ripley and Aberdeen, Ohio.   On April 9, 2011, Premier merged five of its subsidiary banks together.  Adams National, CB&T, First Central Bank and Traders Bank, Inc. were merged into Boone County Bank.  The resulting bank moved its headquarters to Huntington, West Virginia and changed its name to Premier Bank, Inc.  On August 17, 2012, Premier merged its three other subsidiary banks together.  Ohio River Bank and Farmers Deposit Bank were merged into Citizens.  As of December 31, 2013, Premier had approximately $1.1 billion in total assets, $741 million in total loans, $924 million in total deposits and $11 million in customer repurchase agreements.

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

Management's objective of a fair presentation of financial information is achieved through a system of internal accounting controls. The financial control system of Premier is designed to provide reasonable assurance that assets are safeguarded from loss and that transactions are properly authorized and recorded in the financial records. As an integral part of that financial control system, the holding company employs a staff of internal auditors and contracts with professional accounting firms to perform internal audits of the financial records of each of the subsidiaries on a periodic basis.  The internal audit manager reports the findings and recommendations highlighted by the internal audits to Premier’s audit committee as well as the audit committees of the subsidiaries.  In addition, the audit committee of the Board of Directors engages Crowe as independent auditors to render an opinion on management’s assessment of the internal controls of the company.  The activities of both the internal and external audit functions are reviewed by the audit committee of the Board of Directors.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2013

Also, on a regular periodic basis, the subsidiary banks are examined by Federal and State banking authorities for safety and soundness as well as compliance with applicable banking laws and regulations. Their reports are issued to the Board of Directors of the bank under examination.

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

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2013

Allowance for Loan Losses

The Company monitors and maintains an allowance for loan losses to absorb an estimate of probable incurred losses inherent in the loan portfolio. Note 5 to the Consolidated Financial Statements contains a significant level of analysis of the allowance for loan losses.  The Company maintains policies and procedures that address the systems of control over the following areas of maintenance of the allowance: the systematic methodology used to determine the appropriate level of the allowance to provide assurance that the allowance for loan losses is maintained in accordance with accounting principles generally accepted in the United States of America; the accounting policies for loan charge-offs and recoveries; the assessment and measurement of impairment in the loan portfolio; and the loan grading system.

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

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2013

probable incurred losses, an additional provision for loan losses would be made, which amount may be material to the Consolidated Financial Statements.

Business Acquisitions and Impairment of Goodwill

or acquisitions, Premier is required to record the assets acquired, including identified intangible assets, and the liabilities assumed at their fair value. These often involve estimates based on third-party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques that may include estimates of attrition, inflation, asset growth rates or other relevant factors. In addition, the determination of the useful lives over which an intangible asset will be amortized is subjective.

The loans acquired via the purchase of Abigail Adams National Bancorp on October 1, 2009 and the four branches purchased by Citizens on September 10, 2010were recorded on the books of Premier at their estimated fair value.  The estimate of fair value included factors for the measurement of credit risk, interest rate risk and re-salability in the most advantageous market for the loans in an orderly transaction between market participants.  These estimates required management's most difficult, subjective and complex judgments and are inherently uncertain.  Since the estimated fair value of these loans were believed to have accounted for the reasonably estimable credit risk in the loans, consistent with new accounting guidance for acquisitions after 2008, no allowance for loan losses for these loans was recorded by Premier at the date of acquisition.  However, in the event that different assumptions or conditions were to prevail due to uncertainties in the economy, the borrower’s ability to repay or other factors, and depending upon the severity of such changes, the possibility of materially different financial condition or results of operations is a reasonable likelihood.

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

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2013

SUMMARY FINANCIAL RESULTS

Premier had net income available to common shareholders of $12.570 million in 2013 compared to $10.155 million of net income available to common shareholders in 2012 and $5.947 million of net income available to common shareholders reported for 2011.  Net income available to common shareholders increased in 2013 largely due to a decrease in the provision for loan losses and a decrease in operating expenses when compared to 2012 results.  Net income available to common shareholders increased in 2012 largely due to decreased operating expenses, an increase in income from asset sales such as securities and loans and a discount recognized on the purchase and retirement of 10,252 shares of Premier’s Series A Preferred Stock.  Basic earnings per share were $1.57 in 2013 compared to $1.28 in 2012 and $0.75 in 2011.  The increase in earnings per share in 2013 is largely due to the increases in net income discussed above while the increase in earnings per share in 2012 is also largely due to the increase in net income discussed above.

The Analysis of Return on Assets and Equity table below comparatively illustrates the components of ROA and ROE over the previous five years.  Return on average assets (“ROA”) measures how effectively Premier utilizes its assets to produce net income.  It also facilitates the analysis of earnings performance of different sized organizations.  In 2009, Premier increased the size of its balance sheet with the acquisition of Abigail Adams National Bancorp, Inc. (“Abigail Adams”).  The result was an increase in total assets from $724.4 million at the end of 2008, to $1,183.3 million at the end of 2010, largely due to the acquisition.  In 2011, total assets declined slightly to $1,124.1 million at December 31, 2011 and at December 31, 2012, total assets remained relatively unchanged at $1,120.8 million.  In 2013, total assets decreased by another 1.8% to $1,100.2 million at December 31, 2013.  An increase in asset size will generally result in higher dollars of income earned and expenses incurred.  A detailed review of the components of ROA will help analyze Premier’s performance without regard to changes in its size.

Premier's net income available to common shareholders in 2013 resulted in ROA of 1.13%, an increase from the 0.90% ROA in 2012 and the 0.51% ROA in 2011. As shown in the following table, fully tax equivalent net interest income (as a percent of average earning assets) reached its highest level during the last five years in 2013 at 4.26% slightly above the 4.25% net interest income earned in 2012 and 2010.  In 2009, this percentage was 4.12%.  In 2010, fully taxable equivalent net interest income increased to 4.25% as the average interest rate paid on interest bearing liabilities fell more quickly in 2010 than the yield earned on average earning assets as a result of a lower overall interest rate environment due to Federal Reserve policies designed to stimulate national economic growth.  In 2011, net interest income decreased to 4.18% of average earning assets as the yield on earning assets decreased by more than the rate paid on interest bearing liabilities.  In 2012, net interest income returned to 4.25% of average earnings assets largely due to a continuing decrease in rates paid on deposits while the overall yield on loans held steady at 6.33%.  In 2013, the continued low interest rate environment had a diminishing effect on both the yield on earning assets and the cost of interest bearing liabilities but resulted in a slightly higher net interest margin at 4.26%.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2013

While net interest income (as a percent of average earning assets) maintained its highest level during the last five years in 2013 at 4.26%, net credit income (as a percentage of average earning assets) demonstrated a significant improvement over the prior year.  Net credit income reduces the net interest income earned by the provision for loan losses recorded during the year.  Due to a negative provision for loan losses in 2013, net credit income was higher than the net interest margin by 0.04%, increasing net credit income to 4.30%, the highest level over the five year period presented in the table.

In 2009, net credit income (as a percent of average earning assets) was 3.98%, as the 4.12% net interest income as a percent of average earning assets was reduced by the provision for loan losses.  And while Premier’s non-interest income in 2009 (as a percent of average earnings assets) was at its highest level over the past five years, Premier’s return on average assets in 2009 was lowered by the highest level of non-interest expense (as a percent of average earning assets) over those same five years, largely due to acquisition related expenses, a special FDIC insurance assessment, and write-downs on the value of other real estate owned (“OREO”).  Adding to Premier’s return on average assets in 2009 was a gain recognized on the acquisition of Abigail Adams and lower income tax expense.  As illustrated in the table, the overall result was a 2009 return on average earning assets of 1.18% and a return on average total assets (ROA) of 1.09%.  In 2010, the increase in net interest income (as a percent of average earning assets) was more than offset by an increase in the provision for loan losses (as a percent of average earning assets) lowering net credit income to 3.94% of average earning assets.  Further lowering Premier’s return on average assets in 2010 was lower non-interest income (as a percent of average earning assets) due to lower deposit customer fee income in relation to the total deposits outstanding and no gain on the acquisition of a subsidiary as was recorded in 2009.  On the positive side, non-interest expenses (as a percent of average earning assets) decreased in 2010 to 3.30% compared to 3.57% in 2009, largely due to reduced acquisition related expenses and lower OREO costs due to gains realized on the disposition of some OREO properties in 2010.  Lastly, dividends and accretion accrued on Premier’s Series A Preferred Stock also serve to reduce net income available to common shareholders and thus reduce Premier’s ROA.  In 2010, preferred stock dividends and accretion totaled 0.12% as a percent of average earning assets.  As illustrated in the table, the overall result was to decrease Premier's 2010 return on average earning assets to 0.77% and decrease its return on average total assets (ROA) to 0.71%.

In 2011, net interest income (as a percent of average earning assets) decreased from 2010 and was further reduced by a slight increase in the provision for loan losses (as a percent of average earning assets) lowering net credit income to 3.84% of average earning assets, the lowest percentage in the five-year period presented.  Non-interest income (as a percent of average earning assets) held steady in 2011 compared to 2010, but non-interest expenses (as a percent of average earning assets) increased to 3.43%, largely due to the increase in data processing expenses and conversion expenses.  Income tax expense (as a percentage of average earning assets) was the lowest level in 2011, but only slightly less than the percentages reported for 2010 and 2009.  Also similar to 2010, preferred stock dividends and accretion in 2011 totaled

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2013

0.11% as a percent of average earning assets.  Dividends and accretion accrued on Premier’s Series A Preferred Stock reduce net income available to common shareholders and thus reduce Premier’s ROA.  As illustrated in the table, the overall result was to decrease Premier's 2011 return on average earning assets to 0.56% and decrease its ROA to 0.51%.

In 2012, net interest income (as a percent of average earning assets) returned to 4.25% but an increase in the provision for loan losses (as a percent of average earning assets) reduced net credit income to 3.84% of average earning assets, repeating 2011 as the lowest percentage in the five-year period presented.  Non-interest income (as a percent of average earning assets) dropped slightly in 2012 compared to 2011, but non-interest expenses (as a percent of average earning assets) decreased to 3.19%, the lowest level over the five year period.  The decrease in non-interest expenses (as a percent of average earning assets) is largely due to lower staff costs, data processing costs, and the elimination of conversion charges incurred in 2011, partially offset by an increase in expenses related to other real estate owned (“OREO”).  Income tax expense (as a percentage of average earning assets) returned to a more normal level in 2012, due to tax benefits realized in 2009, 2010 and 2011 related to deferred tax assets.  Also similar to 2010 and 2011, preferred stock dividends and accretion in 2012 totaled 0.10% as a percent of average earning assets.  Dividends and accretion accrued on Premier’s Series A Preferred Stock reduce net income available to common shareholders and thus reduce Premier’s ROA.  Substantially offsetting the reduction in net income available to common shareholders from preferred stock dividends was the a discount realized on the redemption of 10,252 shares of Series Preferred Stock purchased during an auction conducted by the U.S. Treasury in July 2012.  Adding to Premier’s net income available to common shareholders in 2012 was 0.29% (as a percentage of average earning assets) of income realized on the early call of two securities during the year plus a gain on the sale of a note on non-accrual status.  As illustrated in the table, the overall result was to increase Premier's 2012 return on average earning assets to 0.97% and increase its return on average total assets (ROA) to 0.90%.

In 2013, net interest income (as a percent of average earnings assets) remained at its highest level, reaching 4.26%.  However, in 2013, Premier’s negative provision for loan losses added to net credit income.  The negative provision for loan losses increased net credit income as percent of average earning assets to 4.30%, the highest level in the five year period presented.  Non-interest income (as a percent of average earning assets) again dropped slightly from the 0.63% reported in 2012 to 0.61% in 2013, the lowest level of the five years presented.  More than offsetting this decrease in revenue, non-interest expense (as a percent of average earning assets) decreased from 3.19% in 2012 to 3.02% in 2013, also the lowest level of the five years presented in the table.  The decrease in non-interest expenses in 2013 was largely the result of decreases in professional fees, OREO expenses and write-downs, and collection expenses when compared to 2012.  Adding to Premier’s net income available to common shareholders in 2013 was 0.14% (as a percentage of average earning assets) of income realized on the call and sale of corporate issued securities held in the Company’s investment portfolio during the year.  Income tax expense (as a percentage of average earning assets) increased in 2013 as Premier’s increased earnings performance subjected it to a higher marginal federal income tax rate and a higher amount of state based income taxes.  Finally, due to the partial redemption of Premier’s Series A

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2013

Preferred Stock in 2012, the preferred stock dividends and accretion on the remaining 12,000 shares in 2013 totaled only 0.06% as a percent of average earning assets, compared to 0.10% in 2012 and 0.11% in 2011.  Dividends and accretion accrued on Premier’s Series A Preferred Stock reduce net income available to common shareholders and thus reduce Premier’s ROA.  As illustrated in the table, the overall result was to increase Premier's 2013 return on average earning assets to 1.22% and increase its return on average total assets (ROA) to 1.13%, the highest level for both ratios over the five year period presented in the table.

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

ANALYSIS of RETURN ON ASSETS and EQUITY

	2013		2012		2011		2010		2009
As a percent of average earning assets
Fully taxable-equivalent net interest income	4.26%		4.25%		4.18%		4.25%		4.12%
Provision for loan losses	0.04		(0.41)		(0.34)		(0.32)		(0.14)
Net credit income	4.30		3.84		3.84		3.94		3.98
Gains on acquisition of subsidiary and sales of assets	0.14		0.29		0.00		0.00		0.47
Non-interest income	0.61		0.63		0.65		0.65		0.74
Non-interest expense	(3.02)		(3.19)		(3.43)		(3.30)		(3.57)
Tax equivalent adjustment	(0.02)		(0.02)		(0.03)		(0.03)		(0.03)
Applicable income taxes	(0.72)		(0.54)		(0.36)		(0.37)		(0.39)
Discount on redemption of preferred stock	0.00		0.09		0.00		0.00		0.00
Preferred stock dividends	(0.06)		(0.10)		(0.11)		(0.12)		(0.02)
Return on average earning assets	1.22%		0.97%		0.56%		0.77%		1.18%
Multiplied by average earning assets to average total assets	92.43		91.91		91.89		92.16		92.20
Return on average assets	1.13%		0.90%		0.51%		0.71%		1.09%
Multiplied by average assets to average common stockholders’ equity	8.24	X	8.81	X	9.91	X	10.10	X	8.68	X
Return on average common equity	9.29%		7.89%		5.08%		7.12%		9.47%

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2013

As a result of the decrease in noninterest expense in 2013, Premier’s net overhead ratio (non-interest expense less non-interest income as a percent of average earning assets) decreased to 2.41% in 2013, the lowest level reported in the last five years.  This ratio compares favorably to the 2.56% net overhead ratio in 2012, the 2.78% ratio reported in 2011, the 2.65% ratio reported in 2010 and the 2.83% ratio reported in 2009.  The decrease in the 2013 net overhead ratio was largely the result of lower operating expenses, primarily occupancy and equipment expenses, professional fees, OREO expenses and write-downs, and collection expenses in 2013 when compared to 2012.  The decrease in the 2012 net overhead ratio from that reported in 2011 was also largely the result of lower operating expenses, primarily staff costs, data processing costs and the costs incurred in 2011 related to converting to a different data processing provider.  These expense reductions were partially offset by an increase in OREO expenses in 2012.  The net overhead ratio in 2011 was elevated largely due to an increase in operating expenses resulting from higher data processing costs and the conversion expenses incurred in 2011.  The lower net overhead ratio in 2010 compared to 2009 was largely the result of a lower ratio of non-interest expense to average earning assets due to operational savings, lower acquisition expenses and gains on the sale of some OREO in 2010 compared to 2009.  Negatively affecting the 2010 net overhead ratio was a lower ratio of non-interest income to average earning assets, largely due to the lower 0.40% non-interest income ratio of the acquired Abigail Adams’ banks compared to the historical results of Premier’s other subsidiary banks.  This lower trend continued into 2011 as well as a lower level of secondary market mortgage commissions.

 PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2013

A breakdown of Premier's financial results by quarter for the years ended December 31, 2013 and 2012 is summarized below.

QUARTERLY FINANCIAL INFORMATION
(Dollars in thousands, except per share amounts)
	First	Second	Third	Fourth	Full Year
2013
Interest income	$11,415	$12,317	$13,192	$11,546	$48,470
Interest expense	1,275	1,224	1,165	1,111	4,775
Net interest income	10,140	11,093	12,027	10,435	43,695
Provision for loan losses	570	(70)	50	(925)	(375)
Gain on investment securities	148	-	72	1,193	1,413
Net overhead	5,890	6,228	5,893	6,839	24,850
Income before income taxes	3,828	4,935	6,156	5,714	20,633
Net income	2,504	3,109	3,926	3,690	13,229
Dividends and accretion on preferred stock	165	165	165	164	659
Net income available to common stockholders	2,339	2,944	3,761	3,526	12,570
Basic net income per share	0.29	0.37	0.47	0.44	1.57
Diluted net income per share	0.28	0.35	0.44	0.41	1.49
Dividends paid per share	0.11	0.11	0.11	0.11	0.44

2012
Interest income	$14,219	$11,956	$12,580	$11,683	$50,435
Interest expense	1,798	1,648	1,563	1,427	6,436
Net interest income	12,418	10,308	11,017	10,256	43,999
Provision for loan losses	950	750	1,260	1,300	4,260
Gain on investment securities	-	-	273	272	545
Gain on sale of loan	-	-	-	2,463	2,463
Net overhead	7,077	6,434	6,241	6,999	26,751
Income before income taxes	4,391	3,124	3,789	4,692	15,996
Net income	2,830	2,092	2,411	2,990	10,323
Discount on preferred stock redemption	-	- -	905	-	905
Dividends and accretion on preferred stock	305	306	298	164	1,073
Net income available to common stockholders	2,525	1,786	3,018	2,826	10,155
Basic net income per share	0.32	0.23	0.38	0.36	1.28
Diluted net income per share	0.31	0.22	0.37	0.34	1.24
Dividends paid per share	0.00	0.00	0.11	0.11	0.22

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2013

BALANCE SHEET ANALYSIS

Summary

A financial institution's primary sources of revenue are generated by its earning assets, while its major expenses are produced by the funding of these assets with interest bearing liabilities. Effective management of these sources and uses of funds is essential in attaining a financial institution's optimal profitability while maintaining a minimum amount of interest rate risk and credit risk. Information on rate-related sources and uses of funds for each of the three years in the period ended December 31, 2013, is provided in the table below.

In 2013, average earning assets decreased by 1.1% or $11.5 million from 2012, following a 2.2% or $23.2 million decrease in 2012 from 2011.  Average interest-bearing liabilities, the primary source of funds supporting the earning assets, decreased by 2.8%, or $22.1 million, in 2013 from 2012, which follows a similar 2.8%, or $22.3 million, decrease in 2012 from 2011.  Supporting a slight increase in the net interest income (as a percentage of average earning assets) in 2013 was a 1.3%, or $2.7 million, increase in average non-interest bearing deposits.  The increase follows a 5.9%, or $12.3 million, decrease in average non-interest bearing deposits in 2012 from the average in 2011.  In 2013, the decrease in average earning assets was primarily the result of a $41.4 million decrease in average investment securities, a $2.3 million decrease in average federal funds sold and an $849,000 decrease in average interest-bearing bank balances.  These decreases in earning assets were partially offset by a $33.1 million increase in average loans outstanding.  The decrease in average interest-bearing liabilities in 2013 was largely due to a $12.0 million decrease in average interest-bearing deposits, a $6.2 million decrease in average short-term borrowings (primarily customer repurchase agreements), and a $3.9 million decrease in average long-term borrowings.  In 2012, the decrease in average earning assets was primarily the result of a $21.6 million decrease in average total loans, a $10.4 million decrease in average interest-bearing bank balances and a $3.9 million decrease in average federal funds sold.  These decreases in earning assets were partially offset by a $12.8 million increase in average investment securities.  The decrease in average interest-bearing liabilities in 2012 was largely due to an $8.0 million decrease in average interest-bearing deposits, a $3.7 million decrease in average short-term borrowings (primarily customer repurchase agreements), an $10.5 million decrease in average long-term borrowings.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2013

AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS
(Dollars in thousands)
	2013			2012			2011
	Average Balance	Interest	Yield/ Rate (2)	Average Balance	Interest	Yield/ Rate (2)	Average Balance	Interest	Yield/ Rate (2)
Assets:
Interest earning assets
U.S. Treasury and federal agency securities	$9,463	$167	1.76%	$27,088	$423	1.56%	$37,916	$868	2.29%
States and municipal obligations (1)	5,222	235	4.50	7,304	315	4.31	10,023	470	4.69
Mortgage backed securities	237,079	5,481	2.31	255,586	6,053	2.37	228,980	6,298	2.75
Other securities	8,233	324	3.94	11,380	487	4.28	11,683	532	4.55
Total investment securities	259,997	6,207	2.39	301,358	7,278	2.42	288,602	8,168	2.83
Federal funds sold	8,918	9	0.10	11,265	7	0.06	15,203	7	0.05
Interest-bearing deposits with banks	45,746	148	0.32	46,595	140	0.30	57,022	157	0.28
Loans, net of unearned income (3)(4)
Commercial	511,764	30,006	5.86	469,927	29,604	6.30	481,493	29,717	6.17
Real estate mortgage	155,735	9,101	5.84	162,194	10,061	6.20	169,186	10,858	6.42
Installment	48,517	3,217	6.63	50,836	3,594	7.07	53,887	3,943	7.32
Total loans	716,016	42,324	5.91	682,957	43,259	6.33	704,566	44,518	6.32
Total interest earning assets	1,030,677	48,688	4.72	1,042,175	50,684	4.86	1,065,393	52,850	4.96
Allowance for loan losses	(12,211)			(10,234)			(11,218)
Cash and due from banks	26,839			28,140			28,022
Premises and equipment	16,117			16,226			16,390
Other assets	53,697			57,640			60,781
Total assets	$1,115,119			$1,133,947			$1,159,368

Liabilities and Equity:
Interest bearing liabilities
NOW and money market	$262,320	470	0.18%	$247,820	591	0.24%	$229,437	657	0.29%
Savings deposits	124,005	125	0.10	120,197	167	0.14	114,834	266	0.23
Certificates of deposit and other time deposits	348,070	3,493	1.00	378,368	4,795	1.27	410,154	6,204	1.51
Total interest bearing deposits	734,395	4,088	0.56	746,385	5,553	0.74	754,425	7,127	0.94
Short-term borrowings	14,832	37	0.25	21,030	88	0.42	24,783	158	0.64
Other borrowings	14,935	650	4.35	17,010	754	4.43	19,125	852	4.45
FHLB advances	-	-	-	1,869	41	2.19	10,287	190	1.85
Total interest-bearing liabilities	764,162	4,775	0.62%	786,294	6,436	0.82%	808,620	8,327	1.03%
Non-interest bearing deposits	199,574			196,968			209,188
Other liabilities	4,092			3,990			2,652
Preferred equity	11,924			17,947			21,868
Common equity	135,367			128,748			117,040
Total liabilities and equity	$1,115,119			$1,133,947			$1,159,368

Net interest earnings (1)		$43,913			$44,248			$44,523
Net interest spread (1)			4.10%			4.04%			3.93%
Net interest margin (1)			4.26%			4.25%			4.18%

(1) Taxable – equivalent yields are calculated assuming a 34% federal income tax rate
(2) Yields are calculated on historical cost except for yields on marketable equity securities that are calculated used fair value
(3) Includes loan fees, immaterial in amount, in both interest income and the calculation of yield on loans
(4) Includes loans on non-accrual status

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2013

Loan Portfolio

Premier’s loan portfolio is its largest and highest yielding component of average earning assets, totaling 69.5% of average earning assets during 2013.  Average loans increased in 2013 by $33.1 million, or 4.8%, over 2012 following a $21.6 million, or 3.1%, decrease in 2012 from 2011.  The increase in 2013 is largely due to a pick-up in loan demand, primarily in the DC Metro and Virginia market areas, which more than offset loan principal payments, payoffs from borrowers accelerating their payments to reduce their outstanding debt, and also payoffs due to the workout of problem loans.  Average loans outstanding increased by $25.7 million, or 17.2%, in Premier’s DC Metro market and increased by $7.9 million, or 23.5%, in Premier’s Virginia market.  Otherwise, average loans outstanding increased by $977,000, or 0.4%, in Premier’s West Virginia market, decreased by $5.8 million, or 9.3%, in Premier’s Ohio market and increased by $4.3 million, or 2.7%, in Premier’s Kentucky market. The $21.6 million decrease in average loans during 2012 is largely due to weak loan demand during the latter half of 2011 and the first half of 2012 combined with loan payoffs resulting not only from borrowers accelerating their payments to reduce their outstanding debt, but also payoffs due to the workout of problem loans.  The decrease in average loans occurred in all of Premier’s markets, but particularly in the DC Metro and Virginia markets largely due to reductions in problem loans and in Premier’s Kentucky market largely due to payments and payoffs on the loans acquired from the Branch Purchase in September 2010.  Average loans outstanding decreased by $2.7 million, or 1.0%, in Premier’s West Virginia market and decreased by $1.8 million, or 2.7%, in Premier’s Ohio market.  Otherwise, average loans outstanding decreased by $5.5 million, or 3.5%, in Premier’s DC Metro market, decreased by $4.9 million, or 12.7%, in Premier’s Virginia market and decreased by $6.8 million, or 4.0%, in Premier’s Kentucky market.

Total loans at December 31, 2013 increased by $36.1 million, or 5.1%, from the total at December 31, 2012.  This increase follows a $13.7 million, or 2.0%, increase from the total at December 31, 2011.  The increase in 2013 is largely due to increases in outstanding loans in Premier’s DC Metro market, up $31.5 million, or 19.0%, its Virginia market, up $4.4 million, or 11.1%, and its Kentucky market, up $4.3 million, or 2.6% since year-end 2012.  Premier’s Ohio market also recorded a $2.0 million, or 3.5%, increase in loans outstanding since year-end 2012.  These increases more than offset a $6.0 million, or 2.2%, decrease in outstanding loans in Premier’s West Virginia market.  The increase in 2012 is largely due to increased loan demand in the second half of 2012.  During the latter half of 2012, total loans increased by $34.4 million.  The loan demand in 2012 was largely due to increases in outstanding loans in Premier’s DC Metro market, up $16.2 million, or 10.8%, and its Virginia market, up $5.3 million, or 15.3% since year-end 2011.  These increases offset a $4.8 million, or 2.8%, decrease in Premier’s Kentucky market and a $3.0 million, or 5.1%, decrease in Premier’s Ohio market.  Total loans in Premier’s West Virginia market remained at $277.4 million at December 31, 2012 unchanged from the outstanding loans at December 31, 2011.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2013

Loans secured by real estate totaled 83.9% of Premier’s loan portfolio at December 31, 2013, up from the 82.6% of total loans at December 31, 2012.  The increase is largely due to an increase in commercial real estate loans as a percentage of the total loan portfolio.  The increase more than offset decreases in construction and land development loans and residential real estate mortgage loans as a percentage of the total loan portfolio.  In 2012, loans secured by real estate decreased from the 83.1% of Premier's loan portfolio at December 31, 2011 to approximately 82.6% of Premier's total portfolio at December 31, 2012, largely due to decreases in real estate mortgage loans and commercial real estate loans as a percentage of the total loan portfolio.  The decrease more than offset an increase in construction and land development loans as a percentage of the total loan portfolio.

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
December 31, 2013

The following table presents a five year comparison of loans by type. With the exception of those categories included in the comparison, there are no loan concentrations which exceed 10% of total loans. Additionally, Premier's loan portfolio contains no loans to foreign borrowers nor does it have a material volume of highly leveraged transaction lending.

LOAN SUMMARY
(Dollars in thousands)
	As of December 31,
	2013		2012		2011		2010		2009
Summary of Loans by Type
Commercial, secured by real estate	$358,114	48.3%	$314,198	44.6%	$317,559	46.0%	$319,048	43.9%	$304,607	43.6%
Commercial, other	85,301	11.5	84,430	12.0	76,960	11.1	82,591	11.4	76,140	10.9
Real estate construction and land development	47,123	6.4	52,706	7.5	34,730	5.0	48,213	6.6	51,637	7.4
Real estate mortgage	216,081	29.2	214,743	30.5	221,756	32.1	233,513	32.2	227,508	32.5
Agricultural	2,052	0.3	2,566	0.4	2,729	0.4	2,564	0.4	2,710	0.4
Consumer	25,113	3.4	28,128	4.0	30,090	4.4	32,926	4.5	33,356	4.8
Other	6,986	0.9	7,854	1.0	7,099	1.0	7,109	1.0	3,175	0.4
Total loans	$740,770	100.0%	$704,625	100.0%	$690,923	100.0%	$725,964	100.0%	$699,133	100.0%

Non-performing Assets
Non-accrual loans	$16,641		$25,806		$42,354		$47,131		$46,299
Accruing loans which are contractually past due 90 days or more	8,478		3,890		4,527		414		489
Accruing troubled debt restructurings	3,655		14,106		5,951		2,639		11,974
Total non-performing and restructured loans	28,774		43,802		52,832		50,184		58,762
Other real estate acquired through foreclosures	13,524		13,366		14,642		11,249		9,251
Total non-performing and restructured loans and other real estate	$42,298		$57,168		$67,474		$61,433		$68,013

Non-performing and restructured loans as a % of total loans	3.88%		6.22%		7.65%		6.91%		8.40%
Non-performing and restructured loans and other real estate as a % of total assets	3.84%		5.10%		6.00%		5.19%		6.17%

Allocation of Allowance for Loan Losses
Commercial, other	$2,420	12.7%	$3,918	13.4%	$2,669	12.5%	$2,650	12.8%	$1,129	11.7%
Real estate, construction	1,226	6.4	1,826	7.5	1,111	5.0	1,142	6.6	364	7.4
Real estate, other	7,084	77.5	5,499	75.1	5,717	78.1	5,703	76.1	5,571	76.1
Consumer installment	297	3.4	245	4.0	298	4.4	370	4.5	505	4.8
Total	$11,027	100.0%	$11,488	100.0%	$9,795	100.0%	$9,865	100.0%	$7,569	100.0%

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2013

Total non-performing assets, which consist of past-due loans on which interest is not being accrued ("non-accrual loans"), foreclosed properties in the process of liquidation ("OREO"), loans with restructured terms offering a concession to enable a delinquent borrower to repay (‘troubled debt restructurings”) and accruing loans past due 90 days or more, were $42.3 million, or 3.84% of total assets at year-end 2013.  These amounts compare to $57.2 million of total non-performing assets, or 5.10% of total assets at year-end 2012 and $67.5 million of total non-performing assets, or 6.00% of total assets at year-end 2011.  The decrease in 2013 from year-end 2012 was largely due to a $9.2 million decrease in non-accrual loans and a $10.5 million decrease in restructured loans, both largely due to pay downs of principal and loan payoffs.  These decreases more than offset a $4.6 million increase in accruing loans past due 90 days or more and a $158,000 increase in OREO.  The increase in accruing loans past due 90 days or more at December 31, 2013 is largely the result of well secured loans in the process of collection or renewal.  The slight increase in the OREO balance at December 31, 2013 was the result of additional loans foreclosed upon and transferred to OREO plus construction costs incurred by Premier to complete an OREO property which more than offset $3.8 million of OREO sales in 2013.  The decrease in 2012 from year-end 2011 was largely due to a $16.5 million decrease in non-accrual loans, a $637,000 decrease in loans past due 90 days or more, and a $1.3 million decrease in OREO.  These decreases more than offset an $8.2 million increase in restructured loans primarily resulting from previously restructured loans on non-accrual that returned to accrual status in 2012.

With the acquisition of Abigail Adams and its two subsidiary banks in 2009, Premier experienced a significant increase in nonperforming assets.  As shown in the table above, Premier's non-performing assets totaled $68.1 million at December 31, 2009.  The two acquired banks accounted for $48.0 million, or 70.5% of those non-performing assets.  At December 31, 2010, the same two banks from Abigail Adams accounted for $48.7 million, or 79.3% of Premier’s non-performing assets, as an increase in non-accrual loans at the two banks was substantially offset by a decrease in OREO.  At December 31, 2011, the operations covered by the markets of the acquired Abigail Adams’ banks accounted for $47.6 million, or 70.5% of Premier’s non-performing assets.  In 2012 and 2013, Premier made significant progress in reducing the overall level of the non-performing assets from the operations covered by the markets of the acquired Abigail Adams’ banks.  At December 31, 2012, non-performing assets originating from the acquired Abigail Adams’ banks decreased by $19.1 million to $28.4 million, or 49.7% of Premier’s total non-performing assets.  At December 31, 2013, non-performing assets originated from the acquired Abigail Adams’ banks decreased by $1.2 million to $27.2 million, or 64.4% of Premier’s total non-performing assets.  However, since these assets were recorded at an estimated fair value on the date of acquisition, the amount of credit risk assumed by Premier is not as great as the volume of non-performing assets suggests taken at face value.

New accounting guidance adopted by Premier at the beginning of 2009 does not permit an acquirer to carry over the purchased entity’s allowance for loan losses.  Instead, under the new accounting guidance, all acquired loans are to be recorded at their net estimated fair value.  The estimate of fair value on all loans, but particularly on non-performing assets, included factors for the measurement of credit risk, interest rate risk and re-salability in the most

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2013

advantageous market for the loans in an orderly transaction between market participants. These estimates included significant discounts on the non-accrual loans.  These estimates required management's most difficult, subjective and complex judgments and are inherently uncertain.  However, since the estimated fair value of these loans was believed to have been accounted for in the reasonably estimable credit risk in the loans, no allowance for loan losses for these loans was recorded at the date of acquisition.  At September 30, 2009, just prior to Premier’s acquisition, Abigail Adams reported a collective allowance for loan losses of approximately $12.8 million.  In contrast, Premier recorded the estimated fair value of the combined loan portfolios at an estimated $25.5 million discount to the contractual amounts receivable on the loans at acquisition.  These discounts, allocated per loan, will be used to offset any charge-offs of the uncollectible portion of the contractual amount due on non-performing assets, or accreted into interest income using a level yield method on performing loans.  Should Premier collect the full contractual amount due, any fair value discount is recognized as interest income at the time of payoff.

The following table illustrates the 2013 and 2012 year-end face value and the discounted net carrying value of the non-performing assets located in the two markets (Washington, DC and Richmond, Virginia) added to Premier’s operations from the acquisition of Abigail Adams.  These markets were the operational territories of the former Adams National Bank in Washington, DC and the former Consolidated Bank and Trust in Richmond, Virginia, both of which were merged into Premier’s wholly owned subsidiary, Boone County Bank, to form Premier Bank on April 9, 2011.  Additional information on loans purchased with evidence of deteriorated credit quality is contained in Note 5 to the consolidated financial statements.

NON-PERFORMING ASSETS AT ACQUIRED SUBSIDIARY BANKS
(Dollars in thousands)
	December 31, 2013		December 31, 2012
	Face Value	Discounted Net Carrying Value	Face Value	Discounted Net Carrying Value
Non-performing Assets
Non-accrual loans	$18,159	$9,097	$12,338	$9,874
Loans 90+ days past due	7,165	7,085	1,458	1,423
Restructured loans	494	494	7,871	7,565
Other real estate owned	11,095	10,545	10,152	9,573
Total non-performing assets	$36,913	$27,221	$31,819	$28,435

(1) Face value includes reductions for interest payments received on loans while on non-accrual status in accordance with the cost recovery method of accounting for non-accrual loans.

Excluding the non-performing assets at December 31, 2013 from the Abigail Adams acquisition, the $15.1 million of non-performing assets at December 31, 2013 is a decrease of $13.7 million from the same measure of non-performing asset at December 31, 2012.  The decrease in 2013 is largely due to an $8.4 million decrease in non-accrual loans, a $1.1 million decrease in accruing loans past due 90 days or more, an $815,000 decrease in OREO, and a $3.4 million

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2013

decrease in restructured loans.  Most of Premier’s restructured loans are loans that have been modified to allow the borrower to pay interest only for a limited amount of time.  Although loans may be classified as non-performing, some continue to pay interest irregularly or at less than originally contracted terms.  During 2013, approximately $0.4 million of interest income was recognized on non-accrual and restructured loans, while approximately $1.4 million would have been recognized in accordance with their original terms.

Management believes the estimated potential losses related to delinquent loans to be adequately provided for in the allowance for loan losses.  These non-performing assets were included in the analyses that supported the recording of provisions for loan loss during 2011 and 2012.  It is the full payoff of impaired loans with specific allocations of the allowance for loan losses that resulted in the $375,000 negative provision for loan losses in 2013.  As management's efforts to collect on all of the Company’s non-performing assets continue, matured loans are only renewed using Premier's strengthened credit policies. Otherwise, loans may be carried as accruing loans that are greater than 90 days past due or placed on non-accrual status and foreclosure proceedings begun to obtain and liquidate any collateral securing the past due or matured loans. As previously demonstrated by Premier’s history, management is committed to continuing to reduce its level of non-performing assets and maintaining strong underwriting standards to help maintain a lower level of non-performing assets in the future.  While the circumstances related to the collection of every non-performing loan are different, with the benefit of the additional capital provided by Premier’s participation in the TARP Capital Purchase Program and the requirement to record the non-performing assets at their estimated fair value at acquisition date, management believes it will be successful in resolving a majority of the non-performing assets acquired from Abigail Adams.

The Loan Summary table presents five years of comparative non-performing asset information. Other than these loans and the impaired loans discussed in Note 5 to the consolidated financial statements, Premier does not have a significant volume of loans where management has serious doubts about the borrowers’ ability to comply with the present repayment terms of the loan.

It is Premier's policy to place loans that are past due over 90 days on non-accrual status, unless the loans are adequately secured and in the process of collection. Premier had $4.7 million of construction and land development loans on non-accrual status at December 31, 2013 for which additional funds may be needed by the borrower to complete the project.  For real estate loans, upon repossession, the balance of the loan is transferred to "Other Real Estate Owned" (OREO) and carried at the lower of the outstanding loan balance or the fair value of the property based on current appraisals and other current market trends, less estimated disposal costs. If a writedown of the OREO property is necessary at the time of foreclosure, the amount is charged against the allowance for loan losses. A periodic review of the recorded property value is performed in conjunction with normal loan reviews, and if market conditions indicate that the recorded value exceeds the fair market value less estimated disposal costs, additional writedowns of the property value are charged directly to operations.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2013

During 2013, Premier recorded $782,000 of write-downs of OREO properties that were partially offset by $66,000 of gains on the disposition of OREO properties, resulting in a net expense in 2013 of $716,000.  This expense compares to $1.4 million of write-downs of OREO properties that were partially offset by $453,000 of gains on the disposition of OREO properties, resulting in a net expense in 2012 of $957,000.  During 2011, Premier realized a $394,000 net reduction in operating expense as $624,000 of OREO write-downs were more than offset by $1.0 million of gains on the disposition of OREO.  The gains realized in 2013 are largely due to sales of OREO properties acquired via the Abigail Adams acquisition.  Real estate values in and around Washington, DC have improved in 2013 compared to 2009 when Abigail Adams was acquired.  These gains more than offset losses on the sale of other OREO properties during 2013.  The write-downs on OREO that were recorded in 2013 were largely due to repossessed construction projects where either the costs incurred to complete the projects have exceeded original estimates and the property was adjusted to net realizable value or sales of properties have not materialized and Premier has lowered its expectations of net realizable value.  The gains realized in 2012 are largely due to sales of OREO properties acquired via the Abigail Adams acquisition.  Similar to 2013, real estate values in and around Washington, DC improved compared to 2009 when Abigail Adams was acquired.  The write downs on OREO that were recorded in 2012 were largely due to two repossessed construction projects where the costs incurred to complete the projects have exceeded original estimates and the properties were adjusted to net realizable value.  The net gains realized in 2011 are also largely due to sales of OREO properties acquired via the Abigail Adams acquisition.  Real estate values in and around Washington, DC improved in 2010 and 2011 compared to 2009.  Furthermore, Premier spent funds on repairing or completing certain OREO properties prior to their sale, improving the properties’ salability and market value.

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

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2013

delinquencies, charge-offs and recoveries; changes in underwriting standards and risk selection; level of experience, ability and depth of lending management; and national and local economic conditions.

A loan is categorized and reported as impaired when it is probable that the borrower will be unable to pay all of the principal and interest amounts according to the contractual terms of the loan agreement. In determining whether a loan is impaired, management considers such factors as past payment history, recent economic events, current and projected financial conditions and other relevant information that is available at the time. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage, consumer, and credit card loans, and on an individual basis for other loans. If a loan is deemed to be impaired, an evaluation of the amount of estimated loss is performed, assessing the present value of estimated future cash flows using the loan's existing rate or assessing the fair and realizable value of the loan collateral if repayment is expected solely from the collateral. The estimation of loss is assigned to the impaired loan and is used in determining the adequacy of the allowance for loan losses. For impaired loans, this estimation of loss is reevaluated quarterly and, if necessary, adjusted based upon the then current known facts and circumstances related to the loan and the borrower. Additional information on Premier's impaired loans is contained in Note 5 to the consolidated financial statements.

The sum of the calculations and estimations of the risk of loss in the loan portfolio is compared to the recorded balance of the allowance for loan losses. If the total allowance is deemed to be inadequate, a charge to earnings is recorded to increase the allowance.  Conversely, should an evaluation of the allowance result in a lower estimate of the risk of loss in the loan portfolio and the allowance is deemed to be more than adequate, a reversal of previous charges to earnings ("a negative provision") may be warranted in the current period. Events that may lead to negative provisions include greater than anticipated recoveries, a reduction in the historical loss ratios, securing more collateral on an impaired loan during the collection process, or receiving a substantial principal payment or payment in full on an impaired loan.  In 2013, Premier recorded a $375,000 negative provision for loan losses compared to $4,260,000 of provision expense in 2012 and $3,630,000 of provision expense in 2011.

At December 31, 2013, the allowance for loan losses was $11.0 million, or 1.49% of total year-end loans, compared to an allowance for loan losses of $11.5 million, or 1.63% of total loans at December 31, 2012.  Although total loans outstanding increased by $36.1 million in 2013, the ratio of the allowance to total loans outstanding decreased due to a reduction in specific allocations of the allowance related to impaired loans.  During 2013, Premier received substantial principal payments and payoffs on loans classified as impaired which resulted in the reduction of the estimated required allowance via negative provisions for loan losses.  These negative provisions for loan losses exceeded the estimated provision expense needed to provide for the loan growth in 2013, resulting in a net $375,000 negative provision for loan losses for the 2013 calendar year.  The negative provision for loan losses and the $86,000 of net charge-offs recorded during 2013 reduced the overall allowance by $461,000 to $11.0 million at

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2013

December 31, 2013.  The decrease in the estimated required allowance for loan losses combined with the growth in total loans outstanding in 2013 resulted in a lower ratio at December 31, 2013 at 1.49% of total year-end loans.

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

The following table provides a more detailed history of the allowance for loan losses, illustrating charge-offs and recoveries by loan type, and the annual provision for loan losses over the past five years.  Since 2009, the deterioration in the national economy and its impact on the local economy in its markets has resulted in increases in past due loans and non-performing assets for Premier.  As the deterioration in the national economy and its impact on Premier’s local economies continued through 2012, some of the increases in past due loans and non-performing assets in prior years became charged-off loans.  In 2013, Premier recovered some of its prior year charge-offs which helped to substantially offset the reduced level of charge-offs recorded during the year.  Additional provisions for loan losses were recorded in 2009 as the estimated credit risk in the remaining loan portfolio was evaluated.  The level of additional provisions increased in 2010 to provide for estimated loan impairment, primarily as additional loans from the acquisition of Abigail Adams were downgraded and analyzed for impairment.  The increase in the level of provision expense during 2011 was largely to provide for a calculated increase in exposure to credit risk related to one borrowing relationship in Premier’s Kentucky market identified during the second quarter.  In 2012, the increase in the level of provision

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2013

expense was largely due to increases in specific reserves on loans already identified as impaired and also due to specific reserves on loans newly identified as impaired during 2012.  During 2013, Premier received substantial principal payments and payoffs on loans classified as impaired which resulted in the reduction of the estimated required allowance via negative provisions for loan losses.  These negative provisions for loan losses exceeded the estimated provision expense needed to provide for the loan growth in 2013, resulting in a net $375,000 negative provision for loan losses.  Additional details on the activity in the allowance for loan losses as well as past due and non-performing loans, including loans individually evaluated for impairment, is contained in Note 5 to the consolidated financial statements.

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

Net charge-offs in 2013 totaled $86,000, as $909,000 of loans charged-off were substantially offset by $823,000 of recoveries of loans previously charged-off.  Net charge-offs in 2012 totaled $2.6 million, as $3.2 million of loans charged-off were partially offset by $586,000 of recoveries of loans previously charged-off.  Net charge-offs in 2011 totaled $3.7 million, as $4.0 million of loans charged-off were partially offset by $326,000 of recoveries of loans previously charged-off.

In 2013, total charge-offs decreased by $2.2 million to $909,000, or just 0.13% of average total loans.  Charge-offs in all four categories of loans decreased in 2013 reflecting management’s efforts to successfully resolve delinquent loans.  Furthermore, management reached agreements with two loan relationships that had been charged-off in previous years whereby the borrowers agreed to a repayment schedule that included a substantial down payment in 2013 and monthly payments thereafter.  These payments resulted in the increase in recoveries recorded in 2013.  In 2012, total charge-offs decreased by $873,000 to $3.2 million, or 0.46% of average total loans.  While charge-offs of commercial loans increased by $1.3 million in 2012, real estate construction and land development loan charge-offs decreased by $2.4 million, largely due to the charge-off of a real estate construction and land development loan related to one borrowing relationship in Premier’s Kentucky market in 2011.  Otherwise, charge-offs of both real estate secured loans and consumer installment loans increased slightly in 2012 compared to 2011.  In 2011, total charge-offs increased by $2.5 million to $4.0 million, or 0.57% of average total loans, largely due to the charge-off the real estate construction and land development loan related to one borrowing relationship in Premier’s Kentucky market.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2013

Otherwise, Premier realized reduced levels of charge-offs in commercial and consumer loans in 2011.  These decreases were partially offset by an increase in the level of charge-off of loans secured by real estate.

SUMMARY OF LOAN LOSS EXPERIENCE
(Dollars in thousands)
	For the Year Ended December 31
	2013		2012		2011		2010		2009
Allowance for loan losses, beginning of period	$11,488		$9,795		$9,865		$7,569		$8,544
Amounts charged off:
Commercial, financial and agricultural loans	231		1,485		227		466		777
Real estate construction loans	52		380		2,747		59		37
Real estate loans – other	438		1,061		900		635		1,171
Consumer installment loans	188		227		152		313		452
Total charge-offs	909		3,153		4,026		1,473		2,437

Recoveries on amounts previously charged-off:
Commercial, financial and agricultural loans	198		126		121		131		82
Real estate construction loans	233		-		1		40		-
Real estate loans – other	319		359		116		131		208
Consumer installment loans	73		101		88		170		120
Total recoveries	823		586		326		472		410

Net charge-offs	86		2,567		3,700		1,001		2,027
Provision for loan losses	(375)		4,260		3,630		3,297		1,052

Allowance for loan losses, end of period	$11,027		$11,488		$9,795		$9,865		$7,569

Average total loans	$716,016		$682,957		$704,566		$702,194		$526,473
Total loans at year-end	740,770		704,625		690,923		725,964		699,133

As a percent of average loans
Net charge-offs	0.01%		0.38%		0.53%		0.14%		0.39%
Provision for loan losses	(0.05)%		0.62%		0.52%		0.47%		0.20%
Allowance for loan losses	1.54%		1.68%		1.39%		1.40%		1.44%

As a percent of total loans at year-end
Allowance for loan losses	1.49%		1.63%		1.42%		1.36%		1.08%

As a multiple of net charge-offs
Allowance for loan losses	128.22	X	4.48	X	2.65	X	9.86	X	3.73	X
Income before tax and provision for loan losses	235.56	X	7.89	X	3.95	X	16.27	X	6.46	X

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2013

Although management believes it has identified the significant remaining credit risk in the loan portfolio, additional charge-offs may be recorded in the coming months due to the level of non-performing loans and the resolution of collection efforts on those loans. Premier continues to make a significant effort to reduce its past due and non-performing loans by reviewing loan files, using the courts to bring borrowers current with the terms of their loan agreements and/or the foreclosure and sale of OREO properties.  As in the past, when these plans are executed, Premier may experience increases in non-performing loans and non-performing assets. Furthermore, any resulting increases in loans placed on non-accrual status will have a negative impact on future loan interest income.  Also, as these plans are executed, other loans may be identified that would necessitate additional charge-offs and potentially additional provisions for loan losses.  Premier continues to monitor and evaluate the impact that national housing market price declines may have on its local markets and collateral valuations as management evaluates the adequacy of the allowance for loan losses.  While some price deterioration has occurred, it is not currently anticipated that Premier’s markets will be impacted as severely as other areas of the country due to the historically modest increases in real estate values in the Company’s markets in West Virginia, Ohio and Kentucky. With the concentrations of commercial real estate loans acquired in the Washington, DC and Richmond, Virginia markets, fluctuations in commercial real estate values will also be monitored.  In each of the last four years, Premier sold some OREO properties at a gain while other OREO properties have required subsequent write-downs to net realizable values.  These factors are considered in determining the adequacy of the allowance for loan losses.

The following table presents the maturity distribution and interest sensitivity of selected loan categories at December 31, 2013.  Maturities are based upon contractual terms.

LOAN MATURITIES and INTEREST SENSITIVITY
December 31, 2013
(Dollars in thousands)

	Projected Maturities*
	One Year or Less	One Through Five Years	Over Five Years	Total
Commercial, secured by real estate	$100,638	$241,339	$16,137	$358,114
Commercial, other	39,082	43,477	2,742	85,301
Real estate construction	28,912	10,605	7,606	47,123
Agricultural	510	1,502	40	2,052
Total	$169,142	$296,923	$26,525	$492,500

Fixed rate loans	$44,377	$190,383	$24,894	$259,654
Floating rate loans	124,765	106,540	1,631	232,936
Total	$169,142	$296,923	$26,525	$492,500

Fixed rate loans projected to mature after one year				$215,277
Floating rate loans projected to mature after one year				108,171
Total				$323,448

(*) Based on scheduled or approximate repayments

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2013

Investment Portfolio and
Other Earning Assets

Investment securities averaged $260.0 million in 2013, down $41.4 million, or 13.7%, from the $301.4 million averaged in 2012.  This decrease follows a $12.8 million, or 4.4%, increase in 2012 from the $288.6 million averaged in 2011.  The decrease in 2013 is largely attributable to an increase in loan demand.  During 2013, surplus funds from maturing investments or principal pay downs on mortgaged-backed investments were used to fund the increase in loans or to satisfy decreases in deposit and repurchase agreement balances.  As shown in the cash flow statement, only $27.2 million of new securities were purchased in 2013 while $82.5 million in proceeds were realized from calls, maturities, sales and principal pay downs on mortgage backed securities.  These funds were primarily used to fund the $36.1 million, or 5.1%, increase in total loans in 2013.  The increase during 2012 is largely attributable to weak loan demand.  During 2012, as loan payments and payoffs exceeded the demand for new loans, some of the proceeds from the loan payments were invested in investment securities.  This was especially true during the first half of 2012.  Also contributing to the increase in average investments in 2012 was the use of lower-yielding, interest bearing bank balances and federal funds sold to purchase investment securities.  Investment securities are highly liquid and generally have a greater yield than interest bearing bank balances or federal funds sold.  However their longer investment term generally results in greater interest rate risk over other short-term investments.

This was believed to be especially true in 2011 through 2013, as management continued to invest based on a belief that market interest rates were at their lowest level and that buying longer-term investments would have the effect of locking-in these lowest interest rates over the life of the investments.  Due to the low interest rate environment during 2010 and continuing throughout 2013, issuers of investment securities were routinely invoking call features within their securities and reissuing new bonds at lower coupon rates.  During 2010, $276.7 million of Premier’s investment securities were either called or matured compared to $149.2 million during 2009.  To offset some of the effects of interest rate risk in the investment portfolio, Premier purchased collateralized mortgage obligations (“CMO’s”) issued by the Government National Mortgage Association (“GNMA”), also known as “Ginnie Mae”.  These CMO’s are similar to U.S. Treasury bonds in that they are backed by the full faith and credit of the United States Government, but unlike U.S. Treasury bonds, return a portion of the principal each month coinciding with the monthly principal payments made by mortgage borrowers collateralizing the securities.  It is the monthly return of principal that will allow Premier to take advantage of any rise in market interest rates by investing the principal payments in future higher-yielding securities long before the final maturity date of the CMO.  An added feature of these GNMA CMO’s is that the securities are not subject to early call provisions.  Only the mortgagees’ prepayment of their underlying mortgages can accelerate the principal reduction on the investment security.  Thus, the purchase yield is not as susceptible to downward interest rate risks as investment securities with call features. This benefit is illustrated by the lower amount of Premier’s securities that were either called or matured in 2013, 2012 and 2011.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2013

During 2013, $73.8 million of investments were called or matured (including principal payments on CMO’s and mortgage backed securities).  During 2012, $69.3 million of investments were called or matured (including principal payments on CMO’s and mortgage backed securities) and during 2011, $109.1 million of investments were called or matured compared to $276.7 million during 2010.  Mortgage backed securities and CMO’s continue to be Premier’s dominant investment in its portfolio, comprising over 93% of the fair value of the investment portfolio at December 31, 2013.

At December 31, 2013 the amount of investments totaled $218.1 million, down $65.9 million, or 23.2%, from the $284.0 million of investments at December 31, 2012.  The decrease in investments is largely due to the use of proceeds from calls and maturities (including principal payments on CMO’s and mortgage backed securities) to fund loans and satisfy deposit and repurchase agreement withdrawals in 2013.  Also affecting the decline in the investment portfolio in 2013 was a decrease in the net unrealized gains of $10.0 million at December 31, 2012 to $948,000 of net unrealized losses at December 31, 2013 due to an increase in market interest rates during the year.  During the fourth quarter 2013, Premier sold the remainder of its corporate securities portfolio in an effort to maximize its return on those investments.  During 2013, Premier realized $1.4 million in gains on the early call and sale of investment securities.  At December 31, 2012 the amount of investments totaled $284.0 million, up $5.5 million or 2.0% from the $278.5 million of investments at December 31, 2011.  The increase in investments in 2012 is largely due to the utilization of Premier’s more liquid yet lower yielding interest bearing bank balances and federal funds sold, both of which decreased since December 31, 2011.

The following table presents a summary of the carrying values of investment securities.

FAIR VALUE OF SECURITIES AVAILABLE FOR SALE
(Dollars in thousands)
	As of December 31
	2013	2012	2011

U.S. government sponsored entity securities	$6,981	$22,244	$18,141
States and political subdivisions	6,540	7,860	9,650
Mortgage-backed securities issued by government sponsored entities	204,545	249,947	245,993
Corporate securities	-	3,924	4,695
Total securities	$218,066	$283,975	$278,479

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2013

As sources of funds (deposits, federal funds purchased, and repurchase agreements with corporate customers) fluctuate, excess funds are initially invested in federal funds sold and other short-term investments. Based upon analyses of asset/liability repricing, interest rate forecasts, and liquidity requirements, funds are periodically reinvested in high-quality debt securities, which typically mature over a longer period of time. At the time of purchase, management determines whether the securities will be classified as trading, available-for-sale, or held-to-maturity. At December 31, 2013 all of Premier's investments were classified as available-for-sale and carried at fair value.  Additional information on the investment portfolio can be found in Note 4 to the consolidated financial statements.

As shown in the following Securities Maturity and Yield Analysis table, the average maturity period of the securities available-for-sale at December 31, 2013 was 3 years and 8 months. The table uses a weighted estimated average life method to report the average maturity of mortgage-backed securities, which includes the estimated effect of monthly payments and prepayments. The average maturity of the investment portfolio is managed at a level to maintain a proper matching with interest rate risk guidelines. Premier does not have any securities classified as trading or held-to-maturity and it has no plans to establish such classifications at the present time.

SECURITIES MATURITY AND YIELD ANALYSIS
December 31, 2013
(Dollars in thousands)
	Market Value	Average Maturity (yrs/mos)	Taxable Equivalent Yield*
U.S. government sponsored entity securities
After one but within five years	$3,091		1.09%
After five but within ten years	3,890		2.01
Total U.S. government sponsored entity securities	$6,981	4/6	1.62

States and political subdivisions
Within one year	1,027		4.42
After one but within five years	5,513		4.57
Total states and political subdivisions securities	$6,540	2/8	4.54

Mortgage-backed securities**
Within one year	192		4.25
After one but within five years	191,476		2.66
After five but within ten years	12,877		1.99
Total mortgage-backed securities	$204,545	3/8	2.61

Total securities available-for-sale	$218,066	3/8	2.64

(*) Fully tax-equivalent using the rate of 34%
(**) Maturities for mortgage-backed securities are based on expected average life

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2013

Premier’s average investment in federal funds sold and interest bearing bank balances decreased by 5.5% in 2013 compared to 2012.  This decrease follows a 19.9% decrease in 2012.  Averaging $54.7 million in 2013, federal funds sold and interest bearing bank balances decreased $3.2 million from $57.9 million in 2012.  The decrease in 2013 reflects the utilization of some of these funds to satisfy loan growth, deposit withdrawals and/or reductions in repurchase agreements.  The decrease in 2012 reflects the utilization of some of these funds to repay Premier’s $10.1 million of FHLB debt upon maturity in 2012, to purchase additional investment securities and satisfy deposit withdrawals.  As shown in the Consolidated Average Balance Sheets and Net Interest Income Analysis above, on average, the yield on federal funds sold was only 0.05% in 2011, rose slightly to 0.06% in 2012, and rose slightly again to 0.10% in 2013, in accordance with the Federal Reserve’s Board of Governors’ policy to maintain the federal funds rate between 0.00% and 0.25%.  To obtain higher yields on its most highly liquid funds, in 2009 Premier began shifting some of its federal funds sold to certificates of deposits with other banks and other interest-bearing bank balances, primarily with the Federal Reserve Bank, which yielded, on average, 0.28% in 2011 and 0.30% in 2012.  This practice continued in 2013 as the yield on interest bearing bank balances averaged 0.32% in 2013, far exceeding the yield on average federal funds sold.

The average balance of federal funds sold decreased by $2.3 million in 2013 to $8.9 million, while average interest bearing bank balances decreased by $849,000 in 2013 to $45.7 million.  The majority of these interest bearing bank balances are held at Federal Reserve Banks.  Yields on federal funds sold rise and fall in direct correlation with interest rate changes made by the Federal Reserve Board in establishing national economic policy.  Investment security yields are based on a number of pricing factors, including but not limited to coupon rate, time to maturity and issuer credit quality.  Fluctuations in the amount of federal funds sold and other short-term investments reflect management's goal to maximize asset yields while maintaining proper asset/liability structure, as discussed in greater detail above and in other sections of this report.

Funding Sources

In response to the Federal Reserve policy to reduce market interest rates by lowering the targeted federal funds rate, in 2008 Premier began cutting its rates paid on its interest bearing deposits.  This change followed a three-year period during which Premier was raising the rates paid on its interest bearing deposits in response to the increase in market interest rates.  As a result, the average rate paid on interest-bearing liabilities decreased to 0.62% in 2013, down from the 0.82% paid in 2012, and the 1.03% paid in 2011.  The 20 basis point decrease in 2013 was primarily the result of a 27 basis point decrease in the average rate paid on certificates of deposit and other time deposits, which made up 45.5% of the total average interest bearing liabilities in 2013.  Other rate decreases on deposits in 2013 include a 4 basis point decrease on savings deposits and a 6 basis point decrease on NOW and money market accounts.  Similarly, in 2013, Premier decreased the rate paid on its short-term borrowings, primarily repurchase agreements with deposit customers, by 17 basis points.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2013

The 21 basis point decrease in the average rate paid on interest bearing liabilities in 2012 was primarily the result of a 24 basis point decrease in the average rate paid on certificates of deposits and other time deposits, which made up 48.1% of the total average interest bearing liabilities in 2012.  Other rate decreases on deposits in 2012 include a 9 basis point decrease on savings deposits and a 5 basis point decrease on NOW and money market accounts.  Similarly, in 2012, Premier decreased the rate paid on its short-term borrowings, primarily repurchase agreements with deposit customers, by 21 basis points.

Due to alternative sources of investment and an ever increasing sophistication of customers in funds management techniques to maximize return on their money, competition for funds is increasingly more intense every year.  Other financial institutions that compete in local markets with Premier that have a need to increase liquidity offer special above market rate deposit products to attract additional funds.  Premier's banks periodically offer special rate products to retain their deposit base or attract additional deposits.

Premier’s deposits, on average, decreased by $9.4 million, or 1.0%, in 2013 following a $20.3 million, or 2.1%, decrease in 2012 from 2011 average deposits.  The decrease in 2013 average deposits was largely due to a $30.3 million, or 8.0%, decrease in average CD’s and other time deposits as customers with higher than market rate certificates of deposit did not choose to renew their CD’s at the Banks’ current interest rates.  Many of these higher than market rate CD’s came from the Branch Purchase by Citizens in 2010.  Other customers deposited their maturing certificate of deposit funds in interest bearing transaction accounts, keeping their funds readily available rather than investing in a new certificate of deposit over a longer time frame.  Consequently, partially offsetting the decrease in average CD’s and other time deposits in 2013 was a $14.5 million, or 5.9%, increase in average NOW and money market deposits, a $3.8 million, or 3.2%, increase in average savings deposits and a $2.6 million, or 1.3%, increase in non-interest bearing deposits, all of which typically pay lower rates of interest than certificates of deposit but have an immediate balance availability to the customer.

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

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2013

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

The following table provides information on the maturities of time deposits of $100,000 or more at December 31, 2013.

MATURITY OF TIME DEPOSITS $100,000 OR MORE
December 31, 2013
(Dollars in thousands)
Maturing 3 months or less	$25,210
Maturing over 3 months	25,562
Maturing over 6 months	41,582
Maturing over 12 months	54,551
Total	$146,905

Other funding sources for Premier include short and long-term borrowings. Premier's short-term borrowings primarily consist of securities sold under agreements to repurchase with commercial, public entity and tax exempt organization customers.  These are short-term non-FDIC insured deposit-like products that are secured by the pledging of investment securities in Premier’s investment portfolio or by purchasing insurance through the Federal Home Loan Bank (FHLB).  Also included in short-term borrowings are federal funds purchased from other banks and overnight borrowings from the FHLB or the Federal Reserve Bank (FRB) discount window. These short-term borrowings fluctuate depending on near term funding needs and as part of Premier's management of its asset/liability mix.  In 2013 average short-term borrowings decreased by $6.2 million, or 29.5%, largely due to a decrease in customer repurchase agreements, primarily due to rate reductions in Premier’s DC Metro market.  In 2012 average short-term borrowings decreased by $3.8 million or 15.1% as the migration of public fund repurchase agreements to interest-bearing transaction deposit accounts in Premier’s Ohio market more than offset the increase in repurchase agreements in its DC Metro market.

Long-term borrowings consist of FHLB borrowings by Premier’s Affiliate Banks and other borrowings by the parent holding company.The Company’s FHLB advances, which matured in 2012, were fixed rate borrowings and thus yield increases or decreases usually result from payments and maturities. In the first half of 2010, $4.0 million of Premier’s highest rate FHLB advances, averaging 6.45%, matured, lowering the average rate paid on its long-term FHLB advances.  In 2011 the average rate paid on FHLB advances was 1.85%.  In 2012, all remaining FHLB advances were repaid at maturity.  The effect was an increase in the average rate paid to 2.19%.  FHLB borrowings, on average, decreased by $8.4 million, or 81.8%, in 2012 as Premier repaid all outstanding FHLB borrowings upon maturity in 2012.  Premier incurred

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2013

no new long-term FHLB borrowings in 2013.  FHLB borrowings, on average, decreased by $1.9 million, or 15.5%, in 2011 largely the result of the full year impact of $4.0 million of FHLB borrowings that matured in May 2010 and were repaid out of excess liquid assets.  Premier uses fixed rate FHLB advances from time-to-time to fund certain residential and commercial loans as well to maximize investment opportunities as part of its interest rate risk management.  At December 31, 2013, all FHLB advances have been repaid.

The average rate paid on other borrowings decreased only minimally in 2013 and 2012.  In 2011, the average rate paid on other borrowings was 4.45% largely due to a new borrowing from the Bankers’ Bank of Kentucky (“Bankers’ Bank”) on September 8, 2010.  On September 8, 2010, the Company executed and delivered to Bankers’ Bank a Term Note and Business Loan Agreement in the principal amount of $11.3 million, bearing interest floating daily at the “JP Morgan Chase” prime rate with a minimum rate of 4.50% and requiring 120 monthly principal payments of $94,167 plus interest.  The proceeds were used to refinance $5.3 million of existing debt with the Bankers’ Bank and to inject $6.0 million of capital into Premier’s subsidiary bank, Citizens Deposit Bank, to facilitate the bank’s purchase of four branches in 2010.  The note is secured by a pledge of Premier’s 100% interest in Citizens under a Stock Pledge and Security Agreement modified on August 16, 2012.  As a result of this borrowing, the average rate paid on other borrowings declined by only 2 bps in 2012 to an average rate of 4.43%.

In 2013, Premier renewed its borrowing from First Guaranty Bank, which had a maturity date on April 30, 2013.  The original $11.6 million note, dated April 30, 2008, bore interest floating daily at the “Wall Street Journal” prime rate (the “Index”) minus 1.00% and required 59 monthly principal payments of $50,000 and one final payment of $8.6 million due at maturity on April 30, 2013.  If the Index fell between 5.00% and 6.00%, the interest on the note was 5.00%, and if the Index fell below 5.00%, then the interest on the note would float with the Index.  On December 31, 2009, Premier converted the borrowing to a fixed rate of interest of 3.96% per annum through its remaining maturity date on April 30, 2013.  The renewal extended the maturity date to fully amortize by April 30, 2010 and was renewed with an interest rate that once again floats with Index plus 0.75% with a minimum interest rate of 4.00%.  The note continues to be secured by a pledge of 25% of Premier’s interest in Premier Bank (a wholly owned subsidiary) under Commercial Pledge Agreement modified on May 3, 2011.  In an effort to reduce the interest costs on its other borrowed funds, Premier has been making additional principal payments on both of these borrowed funds on a regular basis.  As Premier reduced the principal on the higher rate Banker’s Bank borrowing at a faster rate than the borrowing from First Guaranty Bank, the average rate paid on other borrowings decreased in 2013 by 8 basis points to 4.35%.

Premier also maintains lines of credit with both First Guaranty Bank ($3.0 million) and Bankers’ Bank ($5.0 million) for unforeseen funding needs that may occur.   The lines of credit are secured and covered by each lender’s Commercial Pledge Agreements, respectively.  Premier did not draw on these lines of credit in 2012 or 2013.  For more information on other borrowings, see Note 11 to the consolidated financial statements.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2013

On May 13, 2010, Premier entered into a six-year data processing agreement with Fidelity Information Systems (“FIS”).  The agreement covers Premier’s core data processing, item processing, internet banking services, network services, customer authentication services and electronic funds transfer services and began in November 2011 upon the expiration of Premier’s contracts with its previous providers.  Premier and FIS scheduled individual bank conversions beginning in May 2011 and continued throughout the third quarter of 2011.  Based upon the average billings for services rendered during the last three months of 2013, the estimated payments to FIS for these services under existing contracts will be approximately $2.4 million per year beginning in 2014. Actual results may vary depending upon the number and type of accounts actually processed and future customer activity including additional customers via acquisitions.

The Washington Division main office and branch locations of Premier Bank in and around the Washington DC metro area are all leased under various non-cancelable operating leases. These non-cancelable operating leases are subject to renewal options under various terms. Some leases provide for periodic rate adjustments based on cost-of-living index changes.  The leases have terms ranging from 2014 through 2018  Future minimum payments under the operating leases are included in the table below.

PAYMENTS DUE ON CONTRACTUAL OBLIGATIONS
December 31, 2013
(Dollars in thousands)

	Total	Less than one year	1-3 years	3-5 years	More than five years

Other borrowed funds	$13,800	$2,162	$4,324	$4,324	$2,990
Operating lease obligations	3,477	904	1,557	1,016	-
Data and item processing contracts*	8,820	2,352	4,704	1,764	-
Total	$26,097	$5,418	$10,585	$7,104	$2,990

* Data and item processing contractual obligations are estimated using the average billing for the last three months of 2013.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2013

Asset/Liability Management and Market Risk

Asset/liability management is a means of maximizing net interest income while minimizing interest rate risk by planning and controlling the mix and maturities of interest related assets and liabilities. Premier, as well as the Affiliate Banks, has established an Asset/Liability Management Committee (ALCO) for the purpose of monitoring and managing interest rate risk and to evaluate investment portfolio strategies. Interest rate risk is the earnings variation that could occur due to changes in market interest rates. The Board of Directors has established policies to monitor and limit exposure to interest rate risk. Premier monitors its interest rate risk through the use of an earnings simulation model developed by an independent third party to analyze net interest income sensitivity.

The earnings simulation model uses assumptions, maturity patterns, and reinvestment rates provided by Premier and forecasts the effect of instantaneous movements in interest rates from 100 (1.00%) and 400 (4.00%) basis points, but never below zero.  The most recent earnings simulation model using the most likely interest rate forecast projects that net interest income would increase by approximately 1.6% over the projected stable rate net interest income if interest rates rise by 100 basis points over the next year. Conversely, the simulation projects an approximate 1.5% decrease in net interest income if interest rates fall by 100 basis points over the next year. Within the same time frame, but assuming a 200 basis point movement in interest rates, the simulation projects that net interest income would increase by 3.8% over the projected stable rate net interest income in a rising rate scenario and would decrease by 2.6% in a falling rate scenario.  Under both the 100 and 200 basis point simulations, the percentage changes in net interest income are within Premier's ALCO guidelines.

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

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2013

The following table presents summary information about the simulation model's interest rate risk measures and results.

	Year-end 2013	Year-end 2012	ALCO Guidelines

Projected 1-year net interest income
-100 bp change vs. base rate	-1.5%	-0.8%	5%
+100 bp change vs. base rate	1.6%	0.4%	5%
Projected 1-year net interest income
-200 bp change vs. base rate	-2.6%	-1.9%	10%
+200 bp change vs. base rate	3.8%	2.7%	10%

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

Premier generated $16.5 million of cash from operations in 2013, which compares to $17.2 million in 2012 and $14.4 million in 2011.  Total cash from operations along with proceeds from the sale and maturity of securities and the repayment of loans were used to purchase securities, satisfy deposit withdrawals, fund new loans and reduce outstanding debt during all three years.  In 2011, $18.4 million of additional cash was generated from investing activities, largely from the net repayment of loans during the year, proceeds from the sale of OREO and cash received from the redemption of FRB stock exceeding additional investments purchased.  In 2012, Premier used $14.4 million of cash in its investing activities primarily to fund new loans and purchase securities, activities that were partially offset by cash proceeds from the sale of OREO and cash received from the maturity and sale of securities.  In 2012, $17.1 million of additional cash was generated from investing activities, as proceeds from the maturities, calls and sales of investment securities plus the proceeds from the sale of OREO exceeded funds used for new investment purchases, the funding of new loans, purchases of premises and equipment and improvements to OREO properties.

In 2013, Premier used the $16.5 million of cash from operations and the $17.1 million of additional cash generated from investing activities to satisfy $6.5 million of deposit withdrawals, $14.8 million in decreases in repurchase agreements, pay $2.2 million in principal on other borrowings, pay $3.5 million of common stock dividends, and pay $600,000 of preferred stock dividends.  Also in 2013, Premier received $571,000 from the exercise of employee stock options and retained $6.5 million of net cash generated from all activities.  In 2012, Premier used a portion of its cash and cash equivalents held at the end of 2011 to repay its

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2013

$10.0 million of FHLB advances at maturity.  A portion of the funds used to repay the FHLB advances at maturity came from an increase in deposit balances and an increase in customer repurchase agreements during the year.  Also in 2012, Premier used funds to make $2.1 million of principal payments on other borrowings, pay $1.7 million of common stock dividends, and pay $984,000 of preferred stock dividends.  Finally, during 2012, Premier repurchased 10,252 shares of its Series A Preferred Stock during a dutch auction conducted by the U.S. Treasury in July 2012.  The shares were repurchased for $9.2 million, a discount to the face value, preserving over $1.0 of cash and $905,000 of capital at the Company.  In 2011, Premier used the $14.4 million of cash from operations, the $18.4 million of additional cash generated from investing activities and a portion of the cash and cash equivalents held at the end of 2010 to satisfy $59.8 million of deposit withdrawals, $6.4 million in decreases in repurchase agreements, pay $4.6 million in principal on FHLB and other borrowings and fund $1.4 million of preferred stock dividends.  Details on the sources and uses of cash can be found in the Consolidated Statements of Cash Flows in the consolidated financial statements.

At December 31, 2013, the parent company had $8.8 million in cash held with its subsidiary banks.  This balance, along with cash dividends expected to be received from its subsidiaries, is sufficient to cover the operating costs of the parent, service its existing debt and pay dividends to common and preferred shareholders.  During 2013, the parent company generated $8.5 million of cash from operations and received $571,000 from the exercise of employee stock options.  The proceeds were used to pay $2.2 million in principal payments on long-term borrowings, fund $600,000 of dividends paid on the Series A Preferred Stock, fund $3.5 million of dividends paid to common shareholders, and make additional fixed asset purchases.  During 2012, the parent company generated $12.3 million of cash from operations and received $192,000 from the exercise of employee stock options.  The proceeds were used to pay $2.1 million in principal payments on long-term borrowings, fund $984,000 of dividends paid on the Series A Preferred Stock, fund $1.7 million of dividends paid to common shareholders, and make additional fixed asset purchases.  The parent company also used $9.2 million to repurchase 10,252 shares of its Series A Preferred Stock during a dutch auction conducted by the U.S. Treasury in July 2012.  The shares were repurchased at a discount to the face value, preserving over $1.0 of cash and $905,000 of capital at the parent company.  During 2011, the parent company generated $5.1 million of cash from operations and received $0.4 million from the cash balances of subsidiaries merged into the parent during the year.  The proceeds were used to pay $2.0 million in principal payments on long-term borrowings, fund $1.4 million of dividends paid on the Series A Preferred Stock, and make additional fixed asset purchases, primarily in information technology equipment related to the conversion to FIS.  Additional information on parent company cash flows and financial statements is contained in Note 22 to the consolidated financial statements.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2013

Capital Resources

Premier’s consolidated average equity-to-asset ratio increased to 13.21% during 2013, and increase from the 12.94% during 2012 and the 11.98% average equity-to-asset ratio in 2011.  The ratios for all three years are considered adequate for a company of Premier’s size.  The increase in 2013 was the result of an increase in average equity, primarily from the generation of $9.1 million of retained net income, combined with a decrease in average assets during 2013.  The increase in average common equity exceeded the decrease in average preferred equity resulting from the full year effect from the partial redemption of Premier’s Series A Preferred Stock that occurred during the third quarter of 2012.  Similarly, the increase in the average equity-to-asset ratio in 2012 over 2011 was the result of an increase in average equity, primarily from the generation of $7.6 million of retained net income, combined with a decrease in average assets during 2012.  The increase in average common equity exceeded the decrease in average preferred equity resulting from the partial redemption of Premier’s Series A Preferred Stock that occurred during the third quarter of 2012.

The Federal Reserve's risk-based capital guidelines and leverage ratio measure the capital adequacy of banking institutions. The risk-based capital guidelines weight balance sheet assets and off-balance sheet commitments by prescribed factors relative to credit risk, thus eliminating disincentives for holding low risk assets and requiring more capital for holding higher risk assets.  At year-end 2013, Premier’s capital to risk adjusted asset ratio was 18.2%, compared to 17.4% at December 31, 2012 and 17.2% at December 31, 2011.  All three of these ratios are well above the minimum level of 8.0% prescribed for bank holding companies of Premier’s size.  The leverage ratio is a measure of total tangible equity to total tangible assets, net of any related deferred taxes as permitted.  Premier’s leverage ratio at December 31, 2013 was 11.0%, compared to 10.0% at December 31, 2012 and December 31, 2011.  All three of these ratios are above the 4.0% to 5.0% ratios recommended by the Federal Reserve.  The leverage ratio increased at December 31, 2013 largely due to a $10.1 million, or 9.2%, increase in qualifying capital for regulatory purposes versus a 0.5% decrease in qualifying average assets.  Similarly, the increase in qualifying capital for regulatory purposes boosted Premier’s capital to risk adjusted asset ratio at December 31, 2013 overcoming a 4.2% increase in Premier’s risk adjusted assets since December 31, 2012. The leverage ratio remained unchanged at December 31, 2012 from December 31, 2011, due to the very small change in total assets and total stockholders’ equity since year-end 2011.  While preferred stockholders’ equity decreased in 2012 due to the redemption of 10,252 shares of Premier’s Series A Preferred Stock, this equity was replaced by Premier’s earnings performance in 2012, net of any dividends paid to common and preferred stockholders.  Similarly, Premier’s capital to risk adjusted assets ratio changed little in 2012, increasing to 17.4% at December 31, 2012 from 17.2% at December 31, 2011, as total stockholders’ equity changed very little from year-end 2011.  The increase in the ratio was largely due to a decrease in Premier’s risk adjusted assets at December 31, 2012.  Premier's capital ratios are the direct result of management's desire to maintain a strong capital position.  This strong capital position tends to have a dampening effect on the key performance ratio Return on Average Equity (ROE) due to the higher level of capital maintained.  Additional information on Premier's capital ratios and the capital ratios of its banks may be found in Note 21 to the consolidated financial statements.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2013

Additional information on the capital position of Premier is included in the following table.

SELECTED CAPITAL INFORMATION
(Dollars in thousands)
	As of December 31
	2013	2012	Change

Stockholders’ Equity	$146,940	$144,296	$2,644
Disallowed amounts of goodwill and other intangibles	(27,693)	(27,995)	302
Unrealized (gain) loss on securities available for sale	625	(6,576)	7,201
Tier I capital	$119,872	$109,725	$10,147

Tier II capital adjustments
Allowable amount of the allowance for loan losses	8,884	8,537
Total capital	$128,756	$118,262

Total risk-weighted assets	$708,565	$679,986

Ratios
Tier I capital to risk-weighted assets	16.92%	16.14%
Total capital to risk-weighted assets	18.17%	17.39%
Leverage	11.02%	10.04%

The primary source of funds for dividends paid by Premier is the dividends received from its subsidiary banks. Banking regulations limit the amount of dividends that may be paid without prior approval of the regulatory agencies. Under these regulations, the amount of dividends that may be paid without prior approval in any calendar year is limited to the current year's net profits, as defined, combined with the retained net profits of the preceding two years, subject to regulatory capital requirements and additional restrictions more fully described in Note 21 to the consolidated financial statements.  During 2014, the Affiliate Banks could, without prior approval, declare and pay to Premier dividends of approximately $3.8 million plus any 2014 net profits retained through the date of declaration.

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
December 31, 2013

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

On July 24, 2012 the FRB announced that it had terminated the July 29, 2010 Written Agreement with Premier.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2013

INCOME STATEMENT ANALYSIS
Net Interest Income

Net interest income, the amount by which interest generated from earning assets exceeds the expense associated with funding those assets, is Premier’s most significant component of earnings.  Net interest income on a fully tax-equivalent basis was $43.9 million in 2013, down 0.8% from the $44.2 million earned in 2012, which follows a 0.6% decrease in 2012 from 2011.  When net interest income is presented on a fully tax-equivalent basis, interest income from tax-exempt earning assets is increased by the amount equivalent to the federal income taxes which would have been paid if this income were taxable at the statutory federal tax rate of 34% for companies of Premier's size.  The decrease in net interest income in 2013 is largely the result of the combined decrease in interest income on loans and investments exceeding the combined decrease in interest expense on deposits and borrowings.

As shown in the Rate Volume Analysis table below, in 2013, interest income on loans decreased primarily as a result of a decrease in the average yield earned on loans compared to the yield earned during 2012.  This decrease was partially offset by an increase in interest income on loans due to a higher average volume of loans outstanding in 2013.  The net result was a $935,000 decrease in interest income on loans when compared to 2012.  Interest income on investments also decreased in 2013, primarily as a result of a decrease in the average volume of investments outstanding in 2013.  Also contributing to the decrease in interest income earned on investment in 2013 was the decrease in the average yield earned on the portfolio of securities.  The combined result was a $1.1 million decrease in interest income on investments when compared to 2012.  Also, as shown in the table below, interest expense on deposits decreased in total by $1.5 million in 2013, largely due to interest expense savings on certificates of deposit.  Interest expense decreased by $362,000 as a result of a lower average volume of certificates of deposit in 2013.  Interest expense also decreased by $937,000 due to a lower overall rate paid on those deposits in 2013.  Interest expense on NOW and money market accounts as well as savings accounts decreased by $165,000 in total as interest savings from lower rates paid on those transaction based deposits more than offset an increase in interest expense resulting from a higher volume of both NOW and money market deposits as well as savings account deposits.  Premier also realized $53,000 of interest expense savings on its short-term borrowings, largely due to lower rates paid on these borrowings but also due to a lower average balance during 2013.  Premier realized $104,000 of interest expense savings on other borrowed funds, largely due to principal reductions during the year, and $42,000 of interest expense savings of FHLB borrowings due to repaying the borrowings in full upon maturity in 2012.  The combined effect was to decrease fully tax-equivalent net interest income by $333,000 in 2013.

Similar to 2013, net interest income in 2012 decreased as the decrease in interest earned on loans and investments exceeded the interest expense saved on deposits and borrowings.  As shown in the Rate Volume Analysis table below, in 2012, interest income on loans decreased primarily as a result of a decrease in the average volume of loans outstanding in 2012.  This decrease was offset slightly by an increase in interest income on loans due to a higher overall

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2013

yield on the loan portfolio.  The net result was a $1.3 million decrease in interest income on loans when compared to 2011.  In contrast, interest income on investments decreased primarily as a result of a decrease in the average yield earned on the portfolio of securities.  This decrease was partially offset by an increase in interest income on investments due to a higher average volume of investments outstanding in 2012.  The net result was an $890,000 decrease in interest income on investments when compared to 2011.  Also, as shown in the table below, interest expense on deposits decreased in total by $1.6 million, largely due to interest expense savings on certificates of deposit.  Interest expense decreased by $456,000 as a result of a lower average volume of certificates of deposit in 2012.  Interest expense also decreased by $956,000 due to a lower overall rate paid on those deposits in 2012.  Interest expense on NOW and money market accounts as well as savings accounts decreased by $163,000 in total as interest savings from lower rates paid on those transaction based deposits more than offset an increase in interest expense resulting from a higher volume of both NOW and money market deposits as well as savings account deposits.  Premier also realized $68,000 of interest expense savings on its short-term borrowings, largely due to lower rates paid on these borrowings but also due to a lower average balance during 2012.  Premier realized $98,000 of interest expense savings on other borrowed funds, largely due to principal reductions during the year, and $149,000 of interest expense savings on FHLB borrowings due to repaying the borrowings upon maturity in the first half of 2012.  The combined effect was to decrease net interest income by $276,000 in 2012.

RATE VOLUME ANALYSIS OF CHANGES IN NET INTEREST INCOME
(Dollars in thousands on a tax equivalent basis)
	2013 vs 2012			2012 vs 2011
	Increase (decrease) due to change in			Increase (decrease) due to change in
	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest income*:
Loans	$2,035	$(2,970)	$(935)	$(1,368)	$109	$(1,259)
Investment securities	(988)	(83)	(1,071)	349	(1,239)	(890)
Federal funds sold	(2)	4	2	(2)	2	-
Deposits with banks	(3)	11	8	(30)	13	(17)
Total interest income	$1,042	$(3,038)	$(1,996)	$(1,051)	$(1,115)	$(2,166)

Interest expense:
Deposits
NOW and money market	$33	$(154)	$(121)	$50	$(116)	$(66)
Savings	5	(49)	(44)	12	(109)	(97)
Certificates of deposit	(362)	(937)	(1,299)	(456)	(956)	(1,412)
Short-term borrowings	(22)	(31)	(53)	(21)	(47)	(68)
Other borrowings	(91)	(13)	(104)	(94)	(4)	(98)
FHLB borrowings	(21)	(21)	(42)	(179)	30	(149)
Total interest expense	$(458)	$(1,205)	$(1,663)	$(688)	$(1,202)	$(1,890)
Net interest income*	$1,500	$(1,833)	$(333)	$(363)	$87	$(276)

(*) Fully taxable equivalent using the rate of 34% Note – Changes to rate/volume are allocated to both rate and volume on a proportional dollar basis

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2013

While net interest income dollars decreased in 2013, Premier’s net interest margin increased as the rates paid on interest bearing liabilities decreased more than the decrease in the yield on earning assets.  In 2013, the average yield on Premier’s loan portfolio decreased 42 basis points to 5.91% from the 6.33% earned in 2012.  Likewise, the average yield earned on the investment portfolio in 2013 decreased by 3 basis points to 2.39%.  The net result on all earning assets was to decrease the average yield by 14 basis points to 4.72% in 2013, down from the 4.86% earned in 2012.  Similarly, in 2013 Premier decreased the average rate paid on its deposits by 18 basis points as market deposit rates continued to fall throughout the year.  The average rate paid on certificates of deposit decreased the most, at 27 basis points, while the average rate paid on savings accounts decreased by 4 basis points and the average rate paid on interest bearing transaction accounts decreased by 6 basis points.  Just as deposit rates fell during 2012, the rates Premier paid on its short-term borrowings also fell.  Premier was able to lower the rates paid on its short-term borrowings, primarily customer based repurchase agreements, by 17 basis points to 0.25%.  The average rate paid on Premier’s other borrowings decreased slightly, by 8 basis points, as the Company made greater principal payments on its higher cost borrowing from Bankers’ Bank than the principal payments made on its lower cost borrowing from First Guaranty Bank.  The net result on all interest-bearing liabilities was to decrease the average rate paid by 20 basis points to 0.62% in 2013, down from the 0.82% paid in 2012.  As a result, Premier’s net interest spread increased by 6 basis points.  However, due to the larger volume of Premier’s interest earning assets when compared to its volume of interest bearing liabilities, the net interest margin increased by only 1 basis point to 4.26% in 2013, up from the 4.25% earned in 2012 and the 4.18% earned in 2011.

While net interest income dollars decreased in 2012 when compared to 2011, Premier’s net interest margin increased as the rates paid on interest bearing liabilities decreased more than the decrease in the yield on earning assets.  In 2012, the average yield on Premier’s loan portfolio increased slightly to 6.33% from the 6.32% earned in 2011.  However, the average yield earned on the investment portfolio in 2012 decreased by 41 basis points to 2.42%.  The net result on all earning assets was to decrease the yield by 10 basis points to 4.86% in 2012, down from the 4.96% earned in 2011.  Similarly, in 2012 Premier decreased the average rate paid on its deposits by 20 basis points as market deposit rates continued to fall throughout the year.  The average rate paid on certificates of deposit decreased the most, at 24 basis points, while the average rate paid on savings accounts decreased by 9 basis points and the average rate on interest bearing transaction accounts decreased by 5 basis points.  Just as deposit rates fell during 2012, the rates Premier paid on its short-term borrowings also fell.  Premier was able to lower the rates paid on its short-term borrowings, primarily customer based repurchase agreements, by 22 basis points to 0.42%.  The rate paid on FHLB borrowings at the banks increased by 34 basis points as lower rate borrowings matured in 2011 leaving slightly higher rate borrowings to mature in 2012.  The rate paid on Premier’s other borrowings remained relatively unchanged as there was no change in rate on Premier’s floating rate borrowing from the Bankers’ Bank and its borrowing from First Guaranty Bank bears a fixed rate.  The net result on all interest-bearing liabilities was to decrease the rate paid by 21 basis points to 0.82% in 2012, down from the 1.03% paid in 2011.  As a result, Premier’s net interest spread increased by 11 basis points.  However, due to the larger volume of Premier’s interest earning assets when

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2013

compared to its volume of interest bearing liabilities, the net interest margin increased by only 7 basis points to 4.25% in 2012, up from 4.18% earned in 2011.  Further discussion of interest income is included in the section of this report entitled "Balance Sheet Analysis."

Non-interest Income and Expense

Non-interest income has been and will continue to be an important factor for improving profitability.  Recognizing this importance, management continues to evaluate areas where non-interest income can be enhanced.  Nevertheless, key sources of Premier’s non-interest income have diminished, in part, due to increased government regulation making the selling of fixed rate mortgages in the secondary market more difficult, limiting the number of overdraft charges that can be assessed on a customer’s account on a given day and limiting the percentage of fees that can be earned on debit card transactions.  As shown in the table of Non-interest Income and Expense below, total fees and other income decreased by $202,000, or 3.1%, in 2013.  In 2013, service charges on deposit accounts decreased by $186,000, or 5.3%, due to lower revenue from monthly account charges on consumer and business deposit accounts as well as lower overall revenue from consumer and business overdraft charges.  Management believes that the downturn in the economy caused customers to more closely manage their deposit funds to find ways to save money and thus reduced their number of overdrafts.  Secondary market mortgage income (commissions and fees earned from originating and selling mortgage loans to third parties in the secondary market) decreased by $55,000, or 17.7%, in 2013 compared to 2012.  The secondary market mortgage income in 2013, 2012 and 2011 reflects an industry in extreme change.  Many mortgage loan purchasers ceased buying new mortgages in 2009 or went out of business completely.  The federal government, via government sponsored agencies, began buying the surplus in available secondary market mortgages but significantly increased the required documentation from the home buyers, thus complicating the process in comparison to years past.  The perceived difficultly from the home buyer’s perspective has had a negative impact on Premier’s secondary market business.  In the second half of 2012, Premier experienced a stabilization of requirements for customers to qualify for mortgages that are eligible for sale in the secondary market and an increase in customer demand for refinancing existing mortgage loans during the first quarter of 2013 compared to 2012.  However, due to a fourth quarter 2012 surge in income from the sale of mortgages in the secondary market, total revenue in 2013 decreased in comparison to 2012.  Electronic banking income, which consists of debit and credit card transaction fees, ATM fees and internet banking fees, remained unchanged in 2013 when compared to 2012.  While Premier continues to experience an increase in the number of customers who conduct their banking and purchasing electronically, primarily via the use of debit and ATM cards, revenue from these activities stabilized in 2013 as an increase in revenue from debit card transactions was substantially offset by a decrease in ATM usage fees.  Other non-interest income increased by $38,000, or 5.9%, in 2013, as decreases in wire transfer fees and check cashing fees, credit life commissions, and letter of credit fees earned were more than offset by an increase in loan extension and other miscellaneous fees unrelated to the origination of loans.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2013

In 2012, total fees and other income decreased by $372,000, or 5.4%, in 2012.  The decrease in 2012 was largely due to decreases in service charges on deposit account and other non-interest income partially offset by an increase in electronic banking income.  In 2012, service charges on deposit accounts decreased by $282,000, or 7.4%, due to lower revenue from monthly account charges on consumer checking accounts as well as lower overall revenue from consumer overdraft charges.  In 2012, service charge revenue from monthly account charges on business accounts and business overdraft charges both increased.  Secondary market mortgage income (commissions and fees earned from originating and selling mortgage loans to third parties in the secondary market) decreased by $3,000, or 1.0%, in 2012 compared to 2011.  The secondary market mortgage income in 2012, 2011 and 2010 reflects an industry in extreme change.  Many mortgage loan purchasers ceased buying new mortgages in 2009 or went out of business completely.  The federal government, via government sponsored agencies, began buying the surplus in available secondary market mortgages but significantly increased the required documentation from the home buyers, thus complicating the process in comparison to years past.  The perceived difficultly from the home buyer’s perspective has had a negative impact on Premier’s secondary market business during 2010, 2011 and 2012.  Offsetting these decreases in non-interest income, electronic banking income, which consists of debit and credit card transaction fees, ATM fees and internet banking fees, increased $174,000, or 9.4% to $2,017,000 in 2012.  The increase is largely due to an increasing number of customers who conduct their banking and purchasing electronically, primarily via the use of debit and ATM cards.  Other non-interest income decreased by $261,000, or 28.7%, in 2012, largely due to decreases in banking service fees, such as wire transfer fees and check cashing fees, credit life commissions, letter of credit fees earned and other miscellaneous loan fees unrelated to loan originations all of which increased in 2011.

In 2013, Premier realized $1,413,000 in gains on the sales and calls of investment securities compared to $545,000 in gains on the call of investment securities realized in 2012.  In the fourth quarter of 2013, Premier sold its remaining investment in high-yielding, long-term corporate securities and realized a gain of approximately $1.2 million.  These corporate securities had significant negative market value adjustments at the time Premier acquired them via the purchase of Abigail Adams in 2009.  Management sold the investments in an effort to maximize the company’s return on the investments as the market value had substantially increased since 2009.  Earlier in 2013, Premier realized gains on other corporate investment securities that were called at par.  Similar to the securities sold in the fourth quarter, these corporate investment securities also had significant negative market value adjustments at the time Premier acquired them via the purchase of Abigail Adams in 2009.  As a result of the fourth quarter 2013 sale, Premier no longer owns any corporate issued investments in its portfolio.

In 2012, Premier realized $545,000 in gains on the calls of investment securities compared to $18,000 in gains on the calls of investment securities realized in 2011.  Similar to 2013, in 2012, two high-yielding, long-term corporate securities that had significant negative market value adjustments at the time Premier acquired them via the purchase of Abigail Adams were called at par value during 2012, resulting in the $545,000 investment security gains.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2013

Premier did not execute any sales of investment securities in 2012 or 2011.  Also in 2012, Premier realized a $2,463,000 gain on the sale of a non-accrual loan to a third-party.  The gain resulted primarily from purchase discounts applied to the loan at the time it was acquired via the purchase of Abigail Adams.  Transactions such as these are unusual and infrequent.  As such, management excludes this kind of revenue from its discussion of net overhead elsewhere in this report.

The following table is a summary of non-interest income and expense for each of the years in the three-year period ending December 31, 2013.

NON-INTEREST INCOME AND EXPENSE
(Dollars in thousands)
				Increase (Decrease) Over Prior Year
				2013		2012
	2013	2012	2011	Amount	Percent	Amount	Percent
Non-interest income:
Service charges on deposit accounts	$3,357	$3,543	$3,825	$(186)	(5.25)	$(282)	(7.37)
Electronic banking income	2,018	2,017	1,843	1	0.05	174	9.44
Secondary market mortgage income	256	311	314	(55)	(17.68)	(3)	(0.96)
Other	688	650	911	38	5.85	(261)	(28.65)
Total fees and other income	$6,319	$6,521	$6,893	(202)	(3.10)	(372)	(5.40)
Gain on sale of note	0	2,463	0	(2,463)		2,463
Investment securities gains	1,413	545	18	868		527
Total non-interest income	$7,732	$9,529	$6,911	$(1,797)	(18.86)	$2,618	37.88

Non-interest expense:
Salaries and wages	$12,212	$12,394	$13,385	$(182)	(1.47)	$(991)	(7.40)
Employee benefits	2,834	2,728	2,852	106	3.89	(124)	(4.35)
Total staff costs	15,046	15,122	16,237	(76)	(0.50)	(1,115)	(6.87)
Occupancy and equipment	4,338	4,553	4,900	(215)	(4.72)	(347)	(7.08)
Outside data processing	3,372	3,379	4,458	(7)	(0.21)	(1,079)	(24.20)
Professional fees	900	1,181	966	(281)	(23.79)	215	22.26
Taxes, other than payroll, property and income	686	667	663	19	2.85	4	0.60
Amortization of intangibles	600	672	792	(72)	(10.71)	(120)	(15.15)
OREO gains, losses and expenses, net	1,853	2,514	405	(661)	(26.29)	2,109	520.74
Loan collection expenses	413	1,182	1,172	(769)	(65.06)	10	0.85
FDIC insurance	835	809	1,223	26	3.21	(414)	(33.85)
Conversion expense	25	25	1,720	-		(1,695)
Other expenses	3,101	3,168	3,985	(67)	(2.11)	(817)	(20.50)
Total non-interest expenses	$31,169	$33,272	$36,521	$(2,103)	(6.32)	$(3,249)	(8.90)

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2013

Just as management continues to evaluate areas where non-interest income can be enhanced, it strives to find ways to improve the efficiency of its operations and utilize the economies of scale of the consolidated entity to reduce its operating costs.  Sometimes the expenses associated with acquisitions, as well as the inefficiency of the operations of acquired organizations, cloud these goals.  Premier’s 2013 net overhead ratio, or non-interest expense less non-interest income excluding securities transactions and other similar non-operating transactions to average earning assets, was 2.41%, a decrease from the 2.56% realized in 2012 and the 2.78% realized in 2011.  The actual dollars of net overhead decreased by $1.9 million, or 7.1%, in 2013, while average earning assets decreased by only 1.1% resulting in the decrease in the net overhead ratio.  The decrease in net overhead expense in 2013 was largely due to reductions in costs associated with non-performing assets, such as collection costs and OREO expenses, as well as lower professional fees and occupancy and equipment costs.  In 2012, the actual dollars of net overhead decreased largely due to $1.7 million of conversion expenses incurred in 2011 that were not repeated in 2012, along with reductions in data processing expense and staff costs.  These expense reductions were partially offset by an increase in OREO expenses in 2012.  For the year 2013, net overhead was $24.9 million compared to $26.8 million in 2012 and $29.6 million in 2011.

Total non-interest expense in 2013 decreased by $2,103,000, or 6.3%, from 2012 largely due to reductions in loan collection expenses, OREO expenses, professional fees and occupancy and equipment costs.  In 2012, non-interest expense decreased by $3,249,000, or 8.9%, from 2011 largely due to reductions in staff costs, outside data processing expenses and conversion costs in 2011 that were not repeated in 2012.

Staff costs decreased by $76,000, or 0.5%, in 2013 versus 2012 as normal salary and wage increases were more than offset by the impact of staff reductions.  Employee benefit costs increased by $106,000, or 3.9%, in 2013 as an increase in medical insurance benefit costs were partially offset by lower employer payroll taxes and retirement benefit costs.  Management anticipates that medical insurance benefit costs will continue to increase until the national medical insurance industry stabilizes after the implementation of new government regulations. In 2012, staff costs decreased by $1,115,000, or 6.9%, versus 2011.  Salaries and wages decreased by $991,000, or 7.4%, in 2012 as reductions in staff related to the internal merger of five banks forming Premier Bank took full effect in 2012, as well as the partial impact of additional staff reductions from the internal merger of Farmers Deposit and Ohio River banks into Citizens Deposit Bank in August 2012.  Approximately $414,000 of the decrease in salary and wages expense in 2012 was due to a higher level of loan origination costs that were deferred to the balance sheet to be amortized over the life of the loan as a reduction of interest income in future periods.  When loan origination costs are deferred to the balance sheet, a reduction in salary and wage expense is recorded.  The increased level of deferred loan origination costs were the result of higher loan demand in 2012, particularly in the second half of the year.  The costs of employee benefits decreased by $124,000, or 4.4%, in 2012 as the decrease in staff count reduced the number of participants in employee benefit plans and reduced the level of employer payroll taxes paid by Premier.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2013

Occupancy and equipment expenses in total decreased by $215,000, or 4.7%, in 2013 compared to 2012.  Facility costs were $102,000 lower in 2013, largely due to lower leasehold improvement depreciation and lower real estate taxes.  Equipment expense decreased by $145,000 in 2013 compared to 2012, largely due to lower equipment depreciation expense and lower expenditures on software subscriptions.  In 2012, occupancy and equipment expenses in total decreased by $347,000, or 7.1%, compared to 2011.  Facility costs were $107,000 lower in 2012, largely due to lower rent expense in 2012 from the closure of one branch in the DC Metro area and the combining of two floors of the DC administrative office into one, as well as reduced utility costs and lower property maintenance costs.  Equipment expense decreased $240,000 in 2012 compared to 2011, largely due to lower equipment depreciation expense, lower equipment maintenance costs and lower expenditures on software subscriptions.

Outside data processing expense remained relatively unchanged in 2013, decreasing by only $7,000 or 0.2% in 2013 versus 2012, as higher data processing charges, internet banking charges and expenses for communications and data lines were offset by lower item processing charges, statement rendering costs, telephone banking charges and ATM processing expenses.  In 2012, outside data processing expense decreased by $1,079,000, or 24.2%, versus 2011, largely due to lower item processing, data processing, and internet banking charges as well as lower data line charges, all related to the new third party processing contract with FIS.  The savings realized were partially offset by an increase in statement rendering charges and telephone banking charges.

Professional fees decreased by $281,000, or 23.8%, in 2013 versus 2012, largely due to higher legal fees in 2012 related to lawsuits that were settled in 2012, a decrease in audit and accounting fees and a decrease in fees from consultant services.  In 2012, professional fees increased by $215,000, or 22.3%, versus 2011, largely due to higher legal fees related to lawsuits that were settled in 2012 and an increase in fees from consultant services.

Taxes not on income increased by $19,000, or 2.8%, in 2013 versus 2012, largely due to higher municipal based taxes.  In 2012, taxes not on income were relatively unchanged versus 2011, increasing by $4,000, or 0.6%, as higher state based franchise taxes were offset by lower municipal based taxes.

Amortization of intangibles decreased by $72,000, or 10.7%, in 2013 versus 2012, as Premier utilizes an accelerated method of amortizing its core deposit intangible assets which results in greater amortization expense in the years soon after an acquisition.  In 2012, amortization of intangibles decreased by $120,000, or 15.2%, versus 2011 largely due to the accelerated method of amortizing core deposit intangible assets.

OREO gains, losses and expenses resulted in net expenses of $1,853,000 in 2013 versus $2,514,000 of net expenses in 2012, a $661,000, or 26.3% decrease in non-interest expense.  OREO expense represents the costs to operate, maintain and liquidate Other Real Estate acquired through foreclosure in satisfaction of unpaid loans.  In 2013, Premier realized $66,000 of gains on the sale of OREO, a decrease of $387,000 from the $453,000 of gains realized in 2012.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2013

More than offsetting the gains realized in 2013, however, were $782,000 of write downs on OREO properties to estimated realizable values and $1,137,000 of net expenses to maintain those properties.  These values compare to $1,410,000 of write downs on OREO properties and $1,556,000 of net expenses to maintain those properties in 2012 which resulted in a total of $1,047,000 of expense savings in 2013.  In 2012, OREO gains, losses and expenses resulted in net expenses of $2,514,000 versus $405,000 of net expenses in 2011, a $2,109,000 increase in non-interest expense.  In 2012, Premier realized $453,000 of gains on the sale of OREO, a decrease of $566,000 from the $1,019,000 of gains realized in 2011.  This $566,000 difference in gains is part of the $2,109,000 increase in non-interest expense in 2012.  More than offsetting the gains realized in 2012, however, were $1,410,000 of write downs on OREO properties to estimated realizable values and $1,556,000 of net expenses to maintain those properties.  These values compare to $624,000 of write downs on OREO properties in 2011 and $799,000 of net expenses incurred to maintain the properties in 2011.

Loan collection expenses decreased by $769,000, or 65.1%, in 2013 versus 2012.  Loan collection expenses include attorney fees and other costs associated directly to the collection of a loan, foreclosure on collateral, the immediate liquidation or auction of such collateral and other expenditures directly related to the collection of a loan.  These costs were significantly higher in 2012 and 2011 as Premier aggressively pursued resolution efforts to reduce the number of non-performing loans it had obtained via the acquisition of Abigail Adams in 2009.  Loan collection expenses were relatively unchanged in 2012 versus 2011, increasing by $10,000, or 0.9%.  In 2011, Premier incurred a significant level of auction related and other expenses related to the liquidation or repossession of collateral in an effort to reduce the level of non-performing loans.

FDIC insurance expense increased by $26,000, or 3.2%, in 2013 versus 2012.  The increase in FDIC insurance expense corresponds to an increase in the net assets of the Affiliate Banks that are the basis for the FDIC insurance premiums.  In 2012, FDIC insurance expense decreased by $414,000, or 33.9%, versus 2011.  The decrease in FDIC insurance expense was largely the result of a change in the calculation method of the premium for smaller community banks such as those owned by Premier, which took effect in 2011.  Additional savings were also realized as a result of the internal merger of five banks forming Premier Bank in 2011 as well as the internal merger of Farmers Deposit and Ohio River banks into Citizens Deposit Bank in August 2012.

In 2011, Premier incurred $1,720,000 of direct costs to convert its data processing systems to FIS.  Most of these costs were charged by the previous data processing providers to generate conversion testing data and release the final conversion data.  In 2012 and 2013, Premier incurred minor charges related to the conversion of data related to minor software programs and processes.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2013

Other expenses totaled $3,101,000 in 2013, a $67,000, or 2.1%, decrease from the $3,168,000 of other non-interest expenses recorded in 2012.  Decreases in other expenses in 2013 include lower courier and armored car expenditures, postage and freight, stationary and supplies expense, losses and shortages, education and training, travel expenses, correspondent bank charges, subsidiary director fees and insurance premiums.  The reduction in expenditures on these items was substantially offset by increases in advertising, both direct and indirect, and expenses associated with shareholder relations.  In 2012, other expenses totaled $3,168,000, an $817,000, or 20.5%, decrease from the $3,985,000 of other non-interest expenses recorded in 2011.  Decreases in 2012 relate in part to higher education and training costs and higher lodging, travel and meal costs incurred in 2011, largely due to the conversion to FIS, as employees traveled to various training centers to learn how to use the new data processing system.  Otherwise, decreases in other expenses in 2012 include lower stationery and supplies expense, regulatory assessment charges, correspondent bank charges and subsidiary director fees, most of which are the result of the internal mergers consummated in 2011 and 2012.

An analysis of the allowance for loan losses and related provision for loan losses is included in the Loan Portfolio section of the Balance Sheet Analysis of this report

Applicable Income Taxes

Premier recognized $7.4 million of income tax expense in 2013.  This amount compares to $5.7 million of income tax expense in 2012 and $3.8 million of income tax expense recorded in 2011.  Premier’s effective tax rate was 35.9% in 2013, up from the 35.5% reported in 2012 and the 34.7% reported in 2011.  In 2013, Premier’s effective tax rate increased largely due to its improving financial performance resulting in higher levels of federal taxable income.  The level of Premier’s federal taxable income in 2013 resulted in a partial phase-in of the 35% maximum federal corporate income tax rate, up from the basic 34% federal corporate income tax rate.  In 2011 and again in 2012, Premier’s effective tax rate was increased somewhat by higher state income taxes related to Premier’s operations in Washington, DC.  Also, in 2012 and 2013 Premier’s level of tax exempt income declined as a percentage of income before taxes.  Additional information regarding income taxes is contained in Note 12 to the consolidated financial statements.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2013

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

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2013

SUMMARY RESULTS OF OPERATIONS
FOURTH QUARTER 2013

Net income available to common shareholders for the three months ended December 31, 2013 totaled $3,526,000, a $700,000 or 24.8% increase from the $2,826,000 of net income available to common shareholders reported for the fourth quarter of 2012.  On a per share basis, Premier’s net income available to common shareholders for the fourth quarter of 2013 was 41 cents per share compared to 34 cents per share for the same quarter last year.  The increase in net income and earnings per share in 2013 was primarily the result of a negative provision for loans losses, an increase in net interest income and a decrease in non-interest expenses.  These improvements in net income in 2013 more than offset gains on the disposition of assets in fourth quarter of 2012.

Net interest income totaled $10,435,000 for the fourth quarter of 2013, an increase of $179,000, or 1.7%, over the net interest income earned in the same quarter of 2012, as a $253,000 decrease in interest income on investments was more than offset by a $279,000 decrease in interest expense on deposits and a $111,000 increase in interest income on loans.  Total interest income earned in the fourth quarter of 2013 decreased by $137,000, or 1.2%, when compared to the fourth quarter of 2012, largely due to a $253,000, or 15.3%, decrease in interest income from investments partially offset by a $111,000, or 1.1%, increase in interest income on loans.  More than offsetting the decrease in total interest income was a $316,000, or 22.1%, decrease in total interest expense in the fourth quarter of 2013 when compared to the fourth quarter of 2012, largely due to the $279,000, or 22.7%, decrease in interest expense on deposits.  Otherwise, a $28,000, or 15.5%, decrease in interest expense on other borrowings as the parent company was complemented by a $9,000 decrease in interest expense on repurchase agreements and other short-term borrowings.  During the fourth quarter of 2013, Premier recorded a $925,000 negative provision for loan losses largely due to the full payoff and partial pay downs received on impaired loans that had specific allocations of the allowance for loan losses.  The negative provision for loan losses in the fourth quarter of 2013 compares to the $1,300,000 of provision for loan losses recorded during the fourth quarter of 2012, resulting in a $2,225,000 improvement to income before taxes.  The increase in provision expense in the fourth quarter of 2012 was largely to provide for an increase in specific reserve allocations on loans identified as impaired under Premier’s internal analyses of evaluating credit risk.

Non-interest income totaled $1,555,000 in the fourth quarter of 2013, a decrease of $154,000, or 9.0%, from the $1,709,000 of non-interest income reported for the fourth quarter of 2012.  The decrease was largely due to an $83,000, or 9.0%, decrease in service charges on deposit accounts, a $64,000, 58.7%, decrease in the secondary market mortgage income and a $19,000, or 10.9%, decrease in other noninterest income.  These decreases in non-interest income by a $12,000, or 2.4%, increase in electronic banking income.  Not included in non-interest income, but certainly improving the net income for the fourth quarter of 2012, Premier also realized a $273,000 gain on the early call of an investment security and recognized a $2,463,000 gain on the sale of a loan on non-accrual status.  This compares to a $1,193,000 of security gains on the sale of investment securities realized during the fourth quarter of 2013.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2013

Non-interest expense totaled $8,369,000 in the fourth quarter of 2013, a $339,000, or 3.9%, decrease from the $8,708,000 reported for the fourth quarter of 2012. The $339,000 decrease in non-interest expenses was largely due to a $538,000 decrease in OREO expenses, a $173,000, or 63.6%, decrease in professional fees, and a $107,000 decrease in collection expenses.  These expense decreases were partially offset by a $287,000, or 8.0%, increase in staff costs, a $77,000, or 9.8%, increase in data processing expenses, a $39,000, or 28.9%, increase in taxes not on income, and a $142,000, or 25.2%, increase in other non-interest expenses.

Additional quarterly financial data is provided in Note 23 to the consolidated financial statements.

ADOPTION OF NEW ACCOUNTING STANDARDS

In February 2013, the Financial Accounting Standards Board (“FASB”) issued ASU 2013-02, “Comprehensive Income (Topic 220):  Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (AOCI).”  The amendment requires an entity to present the reclassification adjustments out of AOCI and into net income for each component reported. These amounts may be disclosed before-tax or after-tax, and must be disclosed in either the income statement or the notes to the financial statements. This update is intended to supplement changes made in 2012 to increase the prominence of items reported in other comprehensive income. The standard became effective for the Company on January 1, 2013.  The adoption of this guidance resulted in the disclosures in Note 20 below and did not have a material impact upon the Company’s financial statements.

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
December 31, 2013

Item 8.  Financial Statements and Supplementary Data

The Company's Financial Statements and related Independent Auditors' Report are presented in the following pages. The financial statements filed in this Item 8 are as follows:

Report of Independent Registered Public Accounting Firm

Financial Statements:
Consolidated Balance Sheets - December 31, 2013 and 2012
Consolidated Statements of Income - Years Ended December 31, 2013, 2012, and 2011
Consolidated Statements of Comprehensive Income - Years Ended December 31, 2013, 2012, and 2011
Consolidated Statements of Changes in Stockholders' Equity – Years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Cash Flows - Years ended December 31, 2013, 2012, and 2011
Notes to Consolidated Financial Statements

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2013

MANAGEMENTS REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

      A.         Management's Report on Internal Control Over Financial Reporting

Mangement of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the 1992 Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, we believe that, as of December 31, 2013, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm, Crowe Horwath LLP, has audited the consolidated financial statements included in this Annual Report on Form 10-K and has issued an attestation report on the Company’s internal control over financial reporting.  Their report is included on pages 94 and 95 of this report.

/s/ Robert W. Walker	/s/ Brien M. Chase
Robert W. Walker, President and	Brien M. Chase, Senior Vice President
Chief Executive Officer	and Chief Financial Officer

Date: March 13, 2014	Date: March 13, 2014

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2013

B.         Changes in Internal Control over Financial Reporting

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

PREMIER FINANCIAL BANCORP, INC.

CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012, and 2011

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Premier Financial Bancorp, Inc.
Huntington, West Virginia

We have audited the accompanying consolidated balance sheets of Premier Financial Bancorp, Inc.  as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2013. We also have audited the Company's internal control over financial reporting as of December 31, 2013, based on the criteria established in the 1992 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on these financial statements and an opinion on the company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM - continued

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Premier Financial Bancorp, Inc.  as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Premier Financial Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in the 1992 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

  /s/ Crowe Horwath LLP
Crowe Horwath LLP

Brentwood, Tennessee
March 13, 2014

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2013 and 2012
(Dollars in Thousands, Except Per Share Data)

	2013	2012
ASSETS
Cash and due from banks	$27,378	$32,473
Interest bearing bank balances	36,606	33,536
Federal funds sold	12,777	4,236
Cash and cash equivalents	76,761	70,245
Securities available for sale	218,066	283,975
Loans held for sale	77	200
Loans	740,770	704,625
Allowance for loan losses	(11,027)	(11,488)
Net loans	729,743	693,137
Federal Home Loan Bank stock, at cost	4,183	4,181
Premises and equipment, net	17,798	15,952
Other real estate owned	13,524	13,366
Interest receivable	3,132	3,403
Goodwill	29,875	29,875
Other intangible assets	2,121	2,721
Deferred taxes	4,439	2,624
Other assets	460	1,108
Total assets	$1,100,179	$1,120,787

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Non-interest bearing	$210,193	$198,084
Time deposits, $100,000 and over	146,905	146,198
Other interest bearing	566,925	586,301
Total deposits	924,023	930,583
Securities sold under agreements to repurchase	11,319	26,102
Other borrowed funds	13,800	16,049
Interest payable	383	489
Other liabilities	3,714	3,268
Total liabilities	953,239	976,491
Commitments and contingent liabilities	-	-

Stockholders' equity
Preferred stock, no par value, liquidation preference $12,000, 5% cumulative; 1,000,000 shares authorized; 12,000 shares issued and outstanding	11,955	11,896
Common stock, no par value; 20,000,000 shares authorized; 8,038,345 shares issued and outstanding in 2013, and 7,962,693 shares issued and outstanding in 2012	73,589	72,849
Retained earnings	62,021	52,975
Accumulated other comprehensive income (loss)	(625)	6,576
Total stockholders' equity	146,940	144,296
Total liabilities and stockholders' equity	$1,100,179	$1,120,787

See accompanying notes

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31
(In Thousands, Except Per Share Data)

	2013	2012	2011
Interest income
Loans, including fees	$42,186	$43,117	$44,363
Securities available for sale
Taxable	5,972	6,963	7,771
Tax-exempt	155	208	237
Federal funds sold and other	157	147	164
Total interest income	48,470	50,435	52,535

Interest expense
Deposits	4,088	5,553	7,127
Repurchase agreements and other	37	88	158
FHLB advances and other borrowings	650	795	1,042
Total interest expense	4,775	6,436	8,327

Net interest income	43,695	43,999	44,208
Provision for loan losses	(375)	4,260	3,630
Net interest income after provision for loan losses	44,070	39,739	40,578

Non-interest income
Service charges on deposit accounts	3,357	3,543	3,825
Electronic banking income	2,018	2,017	1,843
Secondary market mortgage income	256	311	314
Gain on disposition of securities	1,413	545	18
Gain on sale of loan	-	2,463	-
Other	688	650	911
	7,732	9,529	6,911
Non-interest expenses
Salaries and employee benefits	15,046	15,122	16,237
Occupancy and equipment expenses	4,338	4,553	4,900
Outside data processing	3,372	3,379	4,458
Professional fees	900	1,181	966
Taxes, other than payroll, property and income	686	667	663
Write-downs, expenses, losses on sales of other real estate owned, net of gains	1,853	2,514	405
Loan collection expenses	413	1,182	1,172
FDIC insurance	835	809	1,223
Amortization of intangibles	600	672	792
Conversion expenses	25	25	1,720
Other expenses	3,101	3,168	3,985
	31,169	33,272	36,521
Income before income taxes	20,633	15,996	10,968
Provision for income taxes	7,404	5,673	3,800

Net income	$13,229	$10,323	$7,168
Discount on redemption of preferred stock	-	905	-
Preferred stock dividends and accretion	(659)	(1,073)	(1,221)
Net income available to common stockholders	$12,570	$10,155	$5,947
Earnings per share:
Basic	$1.57	$1.28	$0.75
Diluted	1.49	1.24	0.74
See accompanying notes

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31
(In Thousands, Except Per Share Data)

	2013	2012	2011

Net income	$13,229	$10,323	$7,168

Other comprehensive income (loss):
Unrealized gains (losses) on securities arising during the period	(9,497)	2,914	9,788
Reclassification of realized amount	(1,413)	(545)	(18)
Net change in unrealized gain (loss) on securities	(10,910)	2,369	9,770
Less tax impact	(3,709)	806	3,322
Other comprehensive income (loss):	(7,201)	1,563	6,448

Comprehensive income	$6,028	$11,886	$13,616

See accompanying notes

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31
(In Thousands, Except Per Share Data)

	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, January 1, 2011	$21,841	$71,465	$39,526	$(1,435)	$131,397
Net income	-	-	7,168	-	7,168
Other comprehensive income	-	-	-	6,448	6,448
Dividends declared on preferred stock	-	-	(1,112)	-	(1,112)
Preferred stock accretion	108	-	(108)	-	-
Stock based compensation expense	-	106	-	-	106
Balances, December 31, 2011	21,949	71,571	45,474	5,013	144,007
Net income	-	-	10,323	-	10,323
Other comprehensive income	-	-	-	1,563	1,563
Cash dividends paid ($0.22 per share)	-	-	(1,749)	-	(1,749)
Redemption of preferred stock	(10,142)	905	-	-	(9,237)
Dividends declared on preferred stock	-	-	(984)	-	(984)
Preferred stock accretion	89	-	(89)	-	-
Stock options exercised	-	192	-	-	192
Stock based compensation expense	-	181	-	-	181
Balances, December 31, 2012	11,896	72,849	52,975	6,576	144,296
Net income	-	-	13,229	-	13,229
Other comprehensive income (loss)	-	-	-	(7,201)	(7,201)
Cash dividends paid ($0.44 per share)	-	-	(3,524)	-	(3,524)
Dividends declared on preferred stock	-	-	(600)	-	(600)
Preferred stock accretion	59	-	(59)	-	-
Stock options exercised	-	571	-	-	571
Stock based compensation expense	-	169	-	-	169
Balances, December 31, 2013	$11,955	$73,589	$62,021	$(625)	$146,940

See accompanying notes

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31
(In Thousands, Except Per Share Data)

	2013	2012	2011
Cash flows from operating activities
Net income	$13,229	$10,323	$7,168
Adjustments to reconcile net income to net cash from operating activities
Depreciation and impairment of real estate, net	1,342	1,445	1,468
Provision for loan losses	(375)	4,260	3,630
Amortization (accretion), net	(463)	(1,098)	(1,351)
Writedowns (gains) on other real estate owned, net	716	957	(394)
Stock compensation expense	169	181	106
Loans originated for sale	(11,053)	(14,472)	(15,759)
Secondary market loans sold	11,432	14,653	17,491
Secondary market mortgage income	(256)	(311)	(314)
Gain on sale of loan	-	(2,463)	-
Gain on the disposition of securities available for sale	(1,413)	(545)	(18)
Changes in :
Interest receivable	271	94	245
Deferred income taxes	1,895	568	4,099
Other assets	649	3,439	(1,954)
Interest payable	(106)	(223)	(187)
Other liabilities	446	396	197
Net cash from operating activities	16,483	17,204	14,427

Cash flows from investing activities
Purchases of securities available for sale	(27,230)	(73,771)	(122,730)
Proceeds from maturities and calls of securities available for sale	73,801	69,329	109,165
Proceeds from the sale of securities available for sale	8,650	-	-
Purchase of FHLB stock, net of redemptions	(2)	1,035	(373)
Redemption of FRB stock	-	-	2,253
Net change in loans	(35,838)	(16,103)	26,066
Purchases of premises and equipment, net	(3,188)	(1,042)	(1,086)
Improvements to OREO property	(2,897)	-	-
Proceeds from sales of other real estate owned	3,846	6,105	5,135
Net cash from investing activities	17,142	(14,447)	18,430

(continued)

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years Ended December 31
(In Thousands, Except Per Share Data)

	2013	2012	2011
Cash flows from financing activities
Net change in deposits	(6,524)	5,604	(59,783)
Net change in agreements to repurchase securities	(14,783)	2,897	(6,432)
Repayment of Federal Home Loan Bank advances	-	(10,042)	(2,564)
Repayment of other borrowed funds	(2,249)	(2,081)	(2,048)
Redemption of preferred stock	-	(9,237)	-
Proceeds from stock option exercises	571	192	-
Preferred stock dividends paid	(600)	(984)	(1,390)
Common stock dividends paid	(3,524)	(1,749)	-
Net cash from financing activities	(27,109)	(15,400)	(72,217)

Net change in cash and cash equivalents	6,516	(12,643)	(39,360)

Cash and cash equivalents at beginning of year	70,245	82,888	122,248

Cash and cash equivalents at end of year	$76,761	$70,245	$82,888

(continued)

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years Ended December 31
(In Thousands, Except Per Share Data)

	2013	2012	2011
Supplemental disclosures of cash flow information:
Cash paid during year for -
Interest	$4,881	$6,659	$8,514
Income taxes paid, net	5,410	2,549	2,459

Non-cash transactions
Loans transferred to real estate acquired through foreclosure	$1,823	$5,786	$8,134

See accompanying notes

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012, and 2011
(Dollars in Thousands, Except Per Share Data)

NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of Premier Financial Bancorp, Inc. (the Company) and its wholly-owned subsidiaries:

			Unaudited
			December 31, 2013
Subsidiary	Location	Year Acquired	Total Assets	Net Income
Citizens Deposit Bank & Trust	Vanceburg, Kentucky	1991	$363,248	$5,081
Premier Bank, Inc.	Huntington, West Virginia	1998	729,695	9,930
Parent and Intercompany Eliminations			7,236	(1,782)
Consolidated total			$1,100,179	$13,229

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
December 31, 2013, 2012, and 2011
(Dollars in Thousands, Except Per Share Data)

NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Securities:  The Company classifies its securities portfolio as either securities available for sale or securities held to maturity.  Securities held to maturity are carried at amortized cost.  The Company had no securities classified as held to maturity at December 31, 2013 or 2012.

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
December 31, 2013, 2012, and 2011
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
December 31, 2013, 2012, and 2011
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

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012, and 2011
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
December 31, 2013, 2012, and 2011
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

All other loan types:  All other loan types are aggregated together for credit risk evaluation due to the varying nature but small number of the remaining types of loans in the Company’s loan portfolio.  Loans in this segment include but are not limited to commercial and residential construction loans, loans secured by farmland, agricultural loans and loans to tax-exempt entities.

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
December 31, 2013, 2012, and 2011
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

Goodwill and Other Intangible Assets:  Goodwill resulting from business combinations prior to January 1, 2009 represents the excess of the purchase price over the fair value of the net assets of businesses acquired.  Goodwill resulting from business combinations after January 1, 2009, is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any non-controlling interests in the acquired company, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date.  Goodwill is not amortized but is assessed at least annually for impairment and any such impairment will be recognized in the period identified.  Impairment is evaluated using the aggregate of all banking operations.  Based upon the most recently completed goodwill impairment test, management concluded the recorded value of goodwill was not impaired as of October 31, 2013 based upon the estimated fair value of the Company’s single reporting unit.

Other intangible assets consist of core deposit intangible assets arising from whole bank and branch acquisitions.  They are initially measured at fair value and then are amortized on an accelerated method over their estimated useful lives of approximately 8 years.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012, and 2011
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
December 31, 2013, 2012, and 2011
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

Comprehensive Income:  Comprehensive income consists of net income and other comprehensive income (loss).  Other comprehensive income (loss) includes unrealized gains and losses on securities available for sale which is also recognized as a separate component of equity.

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
December 31, 2013, 2012 and 2011
(Dollars in Thousands, Except Per Share Data)

NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Adoption of New Accounting Standards:

In February 2013, the Financial Accounting Standards Board (“FASB”) issued ASU 2013-02, “Comprehensive Income (Topic 220):  Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (AOCI).”  The amendment requires an entity to present the reclassification adjustments out of AOCI and into net income for each component reported. These amounts may be disclosed before-tax or after-tax, and must be disclosed in either the income statement or the notes to the financial statements. This update is intended to supplement changes made in 2012 to increase the prominence of items reported in other comprehensive income. The standard became effective for the Company on January 1, 2013.  The adoption of this guidance resulted in the disclosures in Note 20 below and did not have a material impact upon the Company’s financial statements.

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
December 31, 2013, 2012 and 2011
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

In addition to ensuring CB&T complied with provisions of the Written Agreement, Premier was also required to obtain prior written approval of the FRB and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System for declaring or paying any dividends, and also required prior written approval of the FRB before incurring, increasing or guaranteeing any debt or purchasing or redeeming any shares of its stock.
On July 24, 2012 the FRB announced that it had terminated the July 29, 2010 Written Agreement.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011
(Dollars in Thousands, Except Per Share Data)

NOTE  3 - RESTRICTIONS ON CASH AND DUE FROM BANKS

Included in cash and due from banks are certain interest bearing and non-interest bearing deposits that are held at the Federal Reserve or maintained in vault cash in accordance with average balance requirements specified by the Federal Reserve Board of Governors. The balance requirement at December 31, 2013 and 2012 was approximately $23,937 and $22,755.

NOTE  4 –SECURITIES

Amortized cost and fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

2013	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
Mortgage-backed securities
U. S. sponsored agency MBS - residential	$27,681	$463	$(321)	$27,823
U. S. sponsored agency CMO’s - residential	178,000	1,167	(2,445)	176,722
Total mortgage-backed securities of government sponsored agencies	205,681	1,630	(2,766)	204,545
U. S. government sponsored agency securities	7,058	30	(107)	6,981
Obligations of states and political subdivisions	6,275	265	-	6,540
Total available for sale	$219,014	$1,925	$(2,873)	$218,066

2012	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
Mortgage-backed securities
U. S. sponsored agency MBS - residential	$35,172	$1,928	$-	$37,100
U. S. sponsored agency CMO’s - residential	206,466	6,392	(11)	212,847
Total mortgage-backed securities of government sponsored agencies	241,638	8,320	(11)	249,947
U. S. government sponsored agency securities	22,062	182	-	22,244
Obligations of states and political subdivisions	7,419	441	-	7,860
Other securities	2,892	1,105	(73)	3,924
Total available for sale	$274,011	$10,048	$(84)	$283,975

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011
(Dollars in Thousands, Except Per Share Data)

NOTE  4 –SECURITIES (Continued)

The amortized cost and fair value of securities at December 31, 2013 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available for sale
Due in one year or less	$1,017	$1,027
Due after one year through five years	8,319	8,604
Due after five years through ten years	3,997	3,890
Mortgage-backed securities of government sponsored agencies	205,681	204,545
Total available for sale	$219,014	$218,066

In 2013, a gain of $1,413 was recognized upon the sale (including calls) of securities.  A $545 gain was recognized from calls of securities in 2012 while an $18 gain was recognized from calls in 2011.  There were no sales of securities in 2012 or 2011.

Securities with an approximate carrying value of $168,150 and $173,015 at December 31, 2013 and 2012 were pledged to secure public deposits, trust funds, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

Securities with unrealized losses at year-end 2013 aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S government sponsored agency securities	$3,890	$(107)	$-	$-	$3,890	$(107)
U.S government sponsored agency MBS’s – residential	13,797	(321)	-	-	13,797	(321)
U.S government sponsored agency CMO’s – residential	102,341	(2,445)	-	-	102,341	(2,445)

Total temporarily impaired	$120,028	$(2,873)	$-	$-	$120,028	$(2,873)

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011
(Dollars in Thousands, Except Per Share Data)

NOTE  4 –SECURITIES (Continued)

Securities with unrealized losses at year-end 2012 aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S government sponsored agency CMO’s – residential	$2,077	$(11)	$-	$-	$2,077	$(11)
Other securities	-	-	4	(73)	4	(73)

Total temporarily impaired	$2,077	$(11)	$4	$(73)	$2,081	$(84)

The investment portfolio is predominately high quality interest-bearing bonds with defined maturity dates backed by the U.S. Government or Government sponsored entities.  The unrealized losses at December 31, 2013 and December 31, 2012 are price changes resulting from changes in the interest rate environment and are considered to be temporary declines in the value of the securities. Their fair value is expected to recover as the bonds approach their maturity date and/or market conditions improve.

NOTE  5 - LOANS

Major classifications of loans at year-end are summarized as follows:

	2013	2012
Residential real estate	$216,081	$214,743
Multifamily real estate	38,456	28,673
Commercial real estate:
Owner occupied	90,539	91,902
Non owner occupied	208,756	178,849
Commercial and industrial	85,301	84,430
Consumer	25,113	28,128
All other	76,524	77,900
	$740,770	$704,625

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011
(Dollars in Thousands, Except Per Share Data)

NOTE  5 – LOANS (Continued)

Certain directors and executive officers of the Banks and companies in which they have beneficial ownership, were loan customers of the Banks during 2013 and 2012.  Such related party loans are governed by federal banking regulations which require such loans to be made in the ordinary course of business.

An analysis of the 2013 activity with respect to all director and executive officer loans is as follows:

Balance, December 31, 2012	$16,639
Additions, including loans now meeting disclosure requirements	1,530
Amounts collected and loans no longer meeting disclosure requirements	(6,973)
Balance, December 31, 2013	$11,196

Activity in the Allowance for Loan Losses

Activity in the allowance for loan losses by portfolio segment for the year ending December 31, 2013 was as follows:

Loan Class	Balance Dec 31, 2012	Provision for loan losses	Loans charged-off	Recoveries	Balance Dec 31, 2013

Residential real estate	$2,163	$803	$(292)	$20	$2,694
Multifamily real estate	331	86	-	-	417
Commercial real estate:
Owner occupied	1,117	123	(132)	299	1,407
Non owner occupied	1,888	163	(14)	-	2,037
Commercial and industrial	3,046	(918)	(32)	88	2,184
Consumer	244	168	(188)	73	297
All other	2,699	(800)	(251)	343	1,991
Total	$11,488	$(375)	$(909)	$823	$11,027

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011
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

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011
(Dollars in Thousands, Except Per Share Data)

NOTE  5 – LOANS (Continued)

Purchased Loans

The Company holds purchased loans for which there was, at their acquisition date, evidence of deterioration of credit quality since their origination and it was probable, at acquisition, that all contractually required payments would not be collected.  The carrying amount of those loans is as follows at December 31, 2013 and December 31, 2012.

	2013	2012
Residential Real Estate	$183	$202
Multifamily Real Estate	1,229	3,173
Commercial Real Estate
Owner Occupied	250	271
Non owner Occupied	6,782	5,896
Commercial and industrial	496	511
All other	4,623	4,496
Total carrying amount	$13,563	$14,549

Carrying amount, net of allowance	$12,931	$14,049

For those purchased loans disclosed above, the Company increased the allowance for loan losses by $132 for the year ended December 31, 2013 and increased the allowance for loan losses by $500 for the year ended December 31, 2012.

For the majority of these loans, the Company cannot reasonably estimate the cash flows expected to be collected on the loans and therefore has continued to account for those loans using the cost recovery method of income recognition.  As such, no portion of a purchase discount adjustment has been determined to meet the definition of an accretable yield adjustment on those loans accounted for using the cost recovery method.  If, in the future, cash flows from the borrower(s) can be reasonably estimated, a portion of the purchase discount would be allocated to an accretable yield adjustment based upon the present value of the future estimated cash flows versus the current carrying value of the loan and the accretable yield portion would be recognized as interest income over the remaining life of the loan.  Until such accretable yield can be calculated, under the cost recovery method of income recognition, all payments will be used to reduce the carrying value of the loan and no income will be recognized on the loan until the carrying value is reduced to zero.  Any loan accounted for under the cost recovery method is also still included as a non-accrual loan in the amounts presented in the tables below.

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
December 31, 2013, 2012 and 2011
(Dollars in Thousands, Except Per Share Data)

NOTE  5 – LOANS (Continued)

The accretable yield, or income expected to be collected, on the purchased loans above is as follows at December 31 2013 and December 31, 2012.  There was no accretable yield on the purchased loans above prior to January 1, 2012.

	2013	2012
Balance at January 1	$635	$-
New loans purchased	-	-
Accretion of income	(26)	(6)
Income recognized upon full repayment	(415)	-
Reclassifications from non-accretable difference	23	641
Disposals	-	-
Balance at December 31	$217	$635

During 2013, the Company refinanced a purchased loan detailed above upon its scheduled maturity.  At the borrower’s request and in accordance with Premier’s credit underwriting standards, the borrower increased the principal balance outstanding on the note.  The amount of accretable yield was unaffected by the refinancing.

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
December 31, 2013, 2012 and 2011
(Dollars in Thousands, Except Per Share Data)

NOTE  5 – LOANS (Continued)

Past Due and Non-performing Loans

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2013 and December 31 2012.  The recorded investment in non-accrual loans is less than the principal owed on non-accrual loans due to discounts applied to the carrying value of the loan at time of their acquisition and interest payments made by the borrower which have been used to reduce the recorded investment in the loan rather than recognized as interest income.

December 31, 2013	Principal Owed on Non-accrual Loans	Recorded Investment in Non-accrual Loans	Loans Past Due Over 90 Days, still accruing

Residential real estate	$2,021	$1,725	$1,737
Multifamily real estate	3,282	1,889	1,369
Commercial real estate
Owner occupied	1,364	1,147	1,387
Non owner occupied	2,683	1,973	3,739
Commercial and industrial	6,838	4,961	84
Consumer	167	148	16
All other	12,212	4,798	146
Total	$28,567	$16,641	$8,478

December 31, 2012	Principal Owed on Non-accrual Loans	Recorded Investment in Non-accrual Loans	Loans Past Due Over 90 Days, still accruing

Residential real estate	$3,145	$2,813	$208
Multifamily real estate	5,501	4,390	227
Commercial real estate
Owner occupied	1,153	976	783
Non owner occupied	3,207	2,174	74
Commercial and industrial	11,407	9,897	555
Consumer	278	267	-
All other	5,468	5,289	2,043
Total	$30,159	$25,806	$3,890

Nonaccrual loans and impaired loans are defined differently. Some loans may be included in both categories, and some may only be included in one category. Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011
(Dollars in Thousands, Except Per Share Data)

NOTE  5 – LOANS (Continued)

The following table presents the aging of the recorded investment in past due loans as of December 31, 2013 by class of loans:

Loan Class	Total Loans	30-89 Days Past Due	Greater than 90 days past due	Total Past Due	Loans Not Past Due

Residential real estate	$216,081	$4,770	$2,431	$7,201	$208,880
Multifamily real estate	38,456	367	2,688	3,055	35,401
Commercial real estate:
Owner occupied	90,539	516	2,073	2,589	87,950
Non owner occupied	208,756	278	5,478	5,756	203,000
Commercial and industrial	85,301	1,433	1,438	2,871	82,430
Consumer	25,113	421	82	503	24,610
All other	76,524	2,510	4,881	7,391	69,133
Total	$740,770	$10,295	$19,071	$29,366	$711,404

The following table presents the aging of the recorded investment in past due loans as of December 31, 2012 by class of loans:

Loan Class	Total Loans	30-89 Days Past Due	Greater than 90 days past due	Total Past Due	Loans Not Past Due

Residential real estate	$214,743	$9,356	$2,040	$11,396	$203,347
Multifamily real estate	28,673	695	3,893	4,588	24,085
Commercial real estate:
Owner occupied	91,902	6,212	1,129	7,341	84,561
Non owner occupied	178,849	5,267	2,248	7,515	171,334
Commercial and industrial	84,430	2,306	2,485	4,791	79,639
Consumer	28,128	602	176	778	27,350
All other	77,900	468	7,332	7,800	70,100
Total	$704,625	$24,906	$19,303	$44,209	$660,416

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011
(Dollars in Thousands, Except Per Share Data)

NOTE  5 – LOANS (Continued)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2013:
	Allowance for Loan Losses				Loan Balances
Loan Class	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total

Residential real estate	$138	$2,556	$-	$2,694	$2,787	$213,111	$183	$216,081
Multifamily real estate	-	417	-	417	1,822	35,405	1,229	38,456
Commercial real estate:
Owner occupied	170	1,237	-	1,407	2,386	87,903	250	90,539
Non-owner occupied	362	1,675	-	2,037	1,024	200,950	6,782	208,756
Commercial and industrial	1,088	964	132	2,184	4,270	80,535	496	85,301
Consumer	-	297	-	297	-	25,113	-	25,113
All other	102	1,389	500	1,991	3,279	68,622	4,623	76,524
Total	$1,860	$8,535	$632	$11,027	$15,568	$711,639	$13,563	$740,770

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

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011
(Dollars in Thousands, Except Per Share Data)

NOTE  5 – LOANS (Continued)

In the tables below, total individually evaluated impaired loans include certain purchased loans that were acquired with deteriorated credit quality that are still individually evaluated for impairment.

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2013.  The table includes $7,483 of loans acquired with deteriorated credit quality that are still individually evaluated for impairment.

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Residential real estate	$1,513	$1,314	$-
Multifamily real estate	4,449	3,051	-
Commercial real estate
Owner occupied	2,601	1,986	-
Non owner occupied	1,861	1,184	-
Commercial and industrial	809	49	-
All other	3,185	3,167	-
	14,418	10,751	-
With an allowance recorded:
Residential real estate	$1,668	$1,656	$138
Commercial real estate
Owner occupied	515	515	170
Non owner occupied	810	790	362
Commercial and industrial	5,543	4,604	1,220
All other	12,132	4,735	602
	20,668	12,300	2,492
Total	$35,086	$23,051	$2,492

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011
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
December 31, 2013, 2012 and 2011
(Dollars in Thousands, Except Per Share Data)

NOTE  5 – LOANS (Continued)

The following table presents by loan class, the average balance of loans individually evaluated for impairment and interest income recognized on these loans for the three years ended December 31, 2013.  The table includes loans acquired with deteriorated credit quality that are still individually evaluated for impairment.

	Year ended Dec 31, 2013			Year ended Dec 31, 2012			Year ended Dec 31, 2011
Loan Class	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized

Residential real estate	$ 4,069	$ 180	$ 171	$ 8,887	$ 518	$ 516	$ 2,227	$ 84	$ 81
Multifamily real estate	3,810	847	845	6,143	1,408	1,406	8,428	150	151
Commercial real estate:
Owner occupied	2,602	168	141	7,195	1,025	1,028	12,653	1,083	1,082
Non-owner occupied	2,509	9	9	9,785	73	79	11,417	113	84
Commercial and industrial	8,425	47	47	10,052	427	417	7,196	217	211
Consumer	-	-	-	29	2	2	43	5	5
All other	8,796	273	273	7,599	1,019	968	11,755	184	188
Total	$30,211	$ 1,524	$ 1,486	$49,690	$ 4,472	$ 4,416	$53,719	$ 1,836	$ 1,802

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011
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

The following table presents TDR’s as of December 31, 2013 and December 31, 2012:

December 31, 2013	TDR’s on Non-accrual	Other TDR’s	Total TDR’s

Residential real estate	$23	$296	$319
Commercial real estate
Non owner occupied	-	506	506
Commercial and industrial	-	831	831
Consumer	-	5	5
All other	-	2,017	2,017
Total	$23	$3,655	$3,678

December 31, 2012	TDR’s on Non-accrual	Other TDR’s	Total TDR’s

Residential real estate	$1,020	$240	$1,260
Commercial real estate
Owner occupied	-	4,224	4,224
Non owner occupied	-	4,920	4,920
Commercial and industrial	2	2,525	2,527
All other	-	2,197	2,197
Total	$1,022	$14,106	$15,128

At December 31, 2013 there were no specific reserves allocated to loans that had restructured terms.  At December 31, 2012, $220 in specific reserves was allocated to loans that had restructured terms.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011
(Dollars in Thousands, Except Per Share Data)

NOTE  5 – LOANS (Continued)

The following table presents TDR’s that occurred during the years ended December 31, 2013 and December 31, 2012.

	Year ended December 31, 2013			Year ended December 31, 2012
Loan Class	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial real estate
Non-owner occupied	-	$-	$-	1	$519	$519
Commercial and industrial	-	-	-	1	1,809	1,809
All other	1	16	16	1	190	190
Total	1	$16	$16	3	$2,518	$2,518

The troubled debt restructurings described above did not increase the allowance for loan losses during the year ended December 31, 2013 and increased the allowance for loan losses by $168 during the year ended December 31, 2012.

During the years ended December 31, 2013, 2012 and 2011, there were no TDR’s for which there was a payment default within twelve months following the modification.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011
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

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011
(Dollars in Thousands, Except Per Share Data)

NOTE  5 – LOANS (Continued)

As of December 31, 2013, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

Loan Class	Pass	Special Mention	Substandard	Doubtful	Total Loans

Residential real estate	$202,789	$6,204	$7,065	$23	$216,081
Multifamily real estate	34,487	918	3,051	-	38,456
Commercial real estate:
Owner occupied	79,694	7,431	3,348	66	90,539
Non-owner occupied	196,338	8,569	3,849	-	208,756
Commercial and industrial	78,205	2,269	4,753	74	85,301
Consumer	24,772	204	137	-	25,113
All other	62,180	5,947	8,285	112	76,524

Total	$678,465	$31,542	$30,488	$275	$740,770

As of December 31, 2012, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

Loan Class	Pass	Special Mention	Substandard	Doubtful	Total Loans

Residential real estate	$195,210	$10,115	$9,327	$91	$214,743
Multifamily real estate	19,747	1,912	7,014	-	28,673
Commercial real estate:
Owner occupied	74,529	8,994	8,379	-	91,902
Non-owner occupied	163,337	7,685	7,827	-	178,849
Commercial and industrial	70,180	2,739	11,508	3	84,430
Consumer	27,931	123	74	-	28,128
All other	64,009	814	12,386	691	77,900

Total	$614,943	$32,382	$56,515	$785	$704,625

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011
(Dollars in Thousands, Except Per Share Data)

NOTE 6 – PREMISES AND EQUIPMENT

Year-end premises and equipment were as follows:

	2013	2012
Land and improvements	$3,614	$3,614
Buildings and leasehold improvements	13,695	13,454
Furniture and equipment	7,646	8,974
Assets purchased not yet placed in service	2,292	-
	27,247	26,042
Less: accumulated depreciation	(9,449)	(10,090)
	$17,798	$15,952

Operating Leases: The Company leases certain branch and other properties as well as some equipment under operating leases.  Some leases provide for periodic rate adjustments based on cost-of-living index changes. Rent expense, net of rental income, was $990, 985, and $1,162 for 2013, 2012, and 2011.  Rent commitments, before considering renewal options that generally are present, were as follows:

2014	$904
2015	793
2016	764
2017	738
2018 and thereafter	278
$3,477

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011
(Dollars in Thousands, Except Per Share Data)

NOTE  7 – GOODWILL AND OTHER INTANGIBLE ASSETS

The change in the balance for goodwill during the year is as follows:

	2013	2012	2011
Beginning of year	$29,875	$29,875	$29,875
Acquired goodwill and other adjustments	-	-	-
Impairment	-	-	-
End of year	$29,875	$29,875	$29,875

Acquired intangible assets at December 31, 2013 and 2012 were as follows.

	2013		2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Core deposit intangible	$5,355	$(3,234)	$5,355	$(2,634)

Aggregate intangible amortization expense was $600 for 2013, $672 for 2012, and $792 for 2011.

Estimated amortization expense for each of the next five years:

2014	575
2015	575
2016	457
2017	353
2018 and thereafter	161
$2,121

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011
(Dollars in Thousands, Except Per Share Data)

NOTE  8 – DEPOSITS

At December 31, 2013 the scheduled maturities of time deposits are as follows:

2014	$221,964
2015	62,099
2016	24,513
2017	14,047
2018 and thereafter	8,736
$331,359

Certain directors and executive officers of the Banks and companies in which they have beneficial ownership were deposit customers of the Banks during 2013 and 2012.  The balance of such deposits at December 31, 2013 and 2012 were approximately $9,604 and $10,689.

NOTE 9 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase generally mature within one to ninety days from the transaction date.  Information concerning securities sold under agreements to repurchase is summarized as follows:

	2013	2012
Year-end balance	$11,319	$26,102
Average balance during the year	$13,486	$20,944
Average interest rate during the year	0.25%	0.42%
Maximum month-end balance during the year	$22,988	$26,102
Weighted average interest rate at year-end	0.25%	0.23%

NOTE 10 – FEDERAL HOME LOAN BANK ADVANCES

The Banks own stock of the Federal Home Loan Bank of Cincinnati, Ohio (FHLB-Cin), and Federal Home Loan Bank of Pittsburgh, Pennsylvania (FHLB-Pitt). This stock allows the Banks to borrow advances from the FHLB.

During 2012, the Banks paid-off all FHLB advances as they matured and there were no borrowings outstanding at December 31, 2013 or at December 31, 2012.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011
(Dollars in Thousands, Except Per Share Data)

NOTE 11 – NOTES PAYABLE AND OTHER BORROWED FUNDS

On April 30, 2008, the Company executed and delivered to First Guaranty Bank of Hammond, Louisiana a Promissory Note and Business Loan Agreement dated April 30, 2008 for the principal amount of $11,550, bearing interest floating daily at the “Wall Street Journal” prime rate (the “Index”) minus 1.00% and requiring 59 monthly principal payments of $50 and one final payment of $8.6 million due at maturity on April 30, 2013.  On April 25, 2013, the Company executed and delivered to First Guaranty Bank, a Change in Terms Agreement whereby the maturity date was extended to April 30, 2020, the required monthly principal payment was increased to $86 and the interest charged was modified to float daily at the Index plus 0.75%, initially 4.00%, with an interest rate floor of 4.00% per annum and an interest rate ceiling of 10.00% per annum.  At the time of the Change in Terms Agreement, the principal balance on the note was approximately $7,222.  The note continues to be secured by a pledge of 25% of Premier’s interest in Premier Bank (a wholly owned subsidiary) under Commercial Pledge Agreement modified on May 3, 2011.  The initial proceeds of this note were used to fund the $9,000 of cash needed to purchase Traders Bankshares, Inc. and to refinance the remaining $2,550 balance of Premier’s outstanding note with First Guaranty Bank dated January 31, 2006. At the time of origination, Premier’s chairman owned approximately 27.6% of the voting stock of First Guaranty Bank and was the chairman of its board of directors.  Premier’s board of directors reviewed the loan terms and authorized the Company to enter into the loan transaction.  The outstanding principal balance on the borrowing at December 31, 2013 and 2012 was $6,400 and $7,449.

In conjunction with the Change in Terms Agreement with First Guaranty Bank, the Company executed and delivered another Change in Terms Agreement modifying its Promissory Note and Business Loan Agreement dated June 30, 2011 that established a Line of Credit with the bank bearing interest floating daily at the “Wall Street Journal” prime rate (currently 3.25%), with a floor of 4.50%.  Under the terms of the Promissory Note, the Company may request and receive advances from First Guaranty Bank from time to time.  Accrued interest on any amounts outstanding is payable monthly, and any amounts outstanding are payable on demand or at maturity.  The Promissory Note is also secured by the pledge of 25% of Premier’s interest in Premier Bank (a wholly owned subsidiary) under a Commercial Pledge Agreement modified on June 30, 2012.  The Change in Terms Agreement increased the principal amount available to $3,000 and extended the right to request and receive monies on the Line of Credit from June 30, 2013 to June 30, 2016.  The interest rate on the Line of Credit will remain floating daily at the “Wall Street Journal” prime rate (currently 3.25%), with a floor of 4.50% through the modified June 30, 2016 maturity date.  At December 31, 2013 and 2012, the Company had no outstanding debt on this line of credit from First Guaranty Bank.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011
(Dollars in Thousands, Except Per Share Data)

NOTE 11 – NOTES PAYABLE AND OTHER BORROWED FUNDS (Continued)

On September 8, 2010, the Company executed and delivered to The Bankers’ Bank of Kentucky, Inc. of Frankfort, Kentucky (“Bankers’ Bank”) a Term Note and Business Loan Agreement dated September 8, 2010 in the principal amount of $11,300, bearing interest floating daily at the “JP Morgan Chase” prime rate with a minimum rate of 4.50% (initially 4.50%) and requiring 120 monthly principal payments of $94 plus interest.  The note is secured by a pledge of Premier’s 100% interest in Citizens Deposit Bank and Trust, Inc. (a wholly owned subsidiary) under a Stock Pledge and Security Agreement dated September 8, 2010.  The proceeds of this note were used to pay off the remaining $2,904 balance on Premier’s $6,500 Term Note with the Bankers’ Bank, pay off the $2,400 balance on Premier’s $4,300 Line of Credit with the Bankers’ Bank and provide a $6,000 capital injection into Citizens Deposit Bank and Trust (“Citizens”), Premier’s wholly owned subsidiary, to facilitate Citizens’ purchase of four branches from Integra Bank National Association.  The outstanding principal balance on the borrowing at December 31, 2013 and 2012 was $7,400 and $8,600.

On September 7, 2013, the Company executed and delivered to Bankers’ Bank a Line of Credit Renewal Agreement dated September 7, 2013 extending the right to request and receive monies from Bankers’ Bank on Premier’s existing line of credit until September 7, 2014.  The line of credit renewal maintained the principal amount of $5,000, bearing interest floating daily at the “JP Morgan Chase” prime rate (currently 3.25%), with a floor of 4.50%.  Under the terms of the original Promissory Note, Premier may request and receive advances from Bankers’ Bank from time to time, but the aggregate outstanding principal balance under the Promissory Note at any time shall not exceed $5,000.  Accrued interest on amounts outstanding is payable quarterly, and any amounts outstanding are payable on demand or on September 7, 2014.  The Promissory Note is secured by a pledge of Premier’s 100% interest in Citizens under a Stock Pledge and Security Agreement dated September 7, 2012.  At December 31, 2013 and 2012, Premier had no outstanding balance on this line of credit with Bankers’ Bank

Scheduled principal payments due on the bank borrowings subsequent to December 31, 2013 are as follows:

2014	$2,162
2015	2,162
2016	2,162
2017	2,162
2018	2,162
Thereafter	2,990
$13,800

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011
(Dollars in Thousands, Except Per Share Data)

NOTE 12 – INCOME TAXES

The components of the provision (benefit) for income taxes are as follows:

	2013	2012	2011
Current	$5,509	$5,105	$376
Deferred	1,895	568	4,099
Change in valuation allowance	-	-	(675)
Provision for income taxes	$7,404	$5,673	$3,800

The Company’s deferred tax assets and liabilities at December 31 are shown below.

	2013	2012
Deferred tax assets
Allowance for loan losses	$4,016	$4,181
Purchase accounting adjustments	2,611	3,745
Net operating loss carryforward	1,048	1,569
Write-downs of other real estate owned	893	748
Taxable income on non-accrual loans	2,053	1,955
Security writedown	-	250
Capital loss carryforward	196	-
Accrued expenses	172	131
Unrealized loss on investment securities	322	-
Other	19	11
Total deferred tax assets	11,330	12,590

Deferred tax liabilities
Amortization of intangibles	$(4,615)	$(4,405)
Depreciation	(1,101)	(1,027)
Federal Home Loan Bank dividends	(377)	(377)
Deferred loan fees	(567)	(548)
Unrealized gain on investment securities	-	(3,388)
Other	(71)	(61)
Total deferred tax liabilities	(6,731)	(9,806)

Valuation allowance on deferred tax assets	(160)	(160)
Net deferred taxes	$4,439	$2,624

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011
(Dollars in Thousands, Except Per Share Data)

NOTE 12 – INCOME TAXES (Continued)

At December 31, 2013 the Company had federal net operating loss carryforwards of $1,845 and various state net operating loss carryforwards of $5,569 which begin to expire in 2022.  The deductibility of these net operating losses is limited under IRC Sec. 382.

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

Due to statutory law changes and a change in expectations of future taxable income, the Company reversed a valuation allowance against a portion of its District of Columbia net operating loss carryforward in 2011.

At both December 31, 2013 and 2012, the Company maintains a valuation allowance of $160 against the portion of its District of Columbia net operating loss carryforward that is not expected to be utilized before expiration due to separate company limitations.  All other deferred tax assets are more likely than not to be utilized; therefore no additional valuation allowance is needed.

An analysis of the differences between the effective tax rates and the statutory U.S. federal income tax rate is as follows:

	2013		2012		2011
U.S. federal income tax rate	$7,015	34.0%	$5,439	34.0%	$3,729	34.0%
Changes from the statutory rate
Impact of graduated federal tax rate	72	0.4	26	0.2	-	-
State income taxes, net	439	2.1	376	2.4	1,220	11.1
Tax-exempt interest income	(149)	(0.7)	(173)	(1.1)	(194)	(1.8)
Non-deductible interest expense related to carrying tax-exempt interest earning assets	9	0.0	12	0.1	8	0.1
Non-deductible stock compensation expense	57	0.3	62	0.4	36	0.3
Tax credits, net	(49)	(0.2)	(49)	(0.3)	(49)	(0.4)
Change in valuation allowance, net	-	-	-	-	(675)	(6.1)
Other	10	0.0	(20)	(0.2)	(275)	(2.5)
	$7,404	35.9%	$5,673	35.5%	$3,800	34.7%

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011
(Dollars in Thousands, Except Per Share Data)

NOTE 12 – INCOME TAXES (Continued)

Unrecognized Tax Benefits: The Company does not have any beginning or ending unrecognized tax benefits. The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.  There were no interest and penalties recorded in the income statement or accrued for the years ended December 31, 2013, 2012 and 2011 related to unrecognized tax benefits.

The Company and its subsidiaries file a consolidated U.S. Corporation income tax return and a combined return in the state of West Virginia and the District of Columbia. The Company also files a corporate income tax return in the state of Kentucky and Maryland.  The Company is no longer subject to examination by taxing authorities for years before 2010.

NOTE 13 – EMPLOYEE BENEFIT PLANS

The Company has qualified profit sharing plans that cover substantially all employees. Contributions to the plans consist of a Company match and additional amounts at the discretion of the Company’s Board of Directors.  Total contributions to the plans were $354, $379, and $385 in 2013, 2012, and 2011.

NOTE 14 – STOCK COMPENSATION EXPENSE

From time to time the Company grants stock options to its employees.  The Company estimates the fair value of the options at the time they are granted to employees and expenses that fair value over the vesting period of the option grant.  In 2002, the Company registered 500,000 shares of its common stock to be reserved for stock based incentive programs over the next 10 years (“the 2002 Plan”).  In 2012, the Company registered another 500,000 shares of its common stock to be reserve for stock based incentive programs over the subsequent 10 years (“the 2012 Long-term Incentive Plan”).

On March 20, 2013, 52,900 incentive stock options were granted out of the 2012 Long-term Incentive Plan at an exercise price of $11.39, the closing market price of Premier on the grant date.  These options vest in three equal annual installments ending on March 20, 2016.  On March 21, 2012, 105,700 incentive stock options were granted out of the 2002 Plan at an exercise price of $7.47, the closing market price of Premier on the grant date.  These options vest in three equal annual installments ending on March 21, 2015.  On March 16, 2011, 102,000 incentive stock options were granted out of the 2002 Plan at an exercise price of $6.95, the closing market price of Premier on the grant date.  These options vest in three equal annual installments ending on March 16, 2014.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011
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

Compensation expense of $169, $181, and $106 was recorded for the years ended December 31, 2013, 2012, and 2011, respectively.  Stock-based compensation expense is recognized ratably over the requisite service period for all awards. Unrecognized stock-based compensation expense related to stock options totaled $108 at December 31, 2013. This unrecognized expense is expected to be recognized over the next 26 months based on the vesting periods of the options.

During the year ending December 31, 2013, 78,584 options were exercised while 25,550 options were exercised during the year ending December 31, 2012.  There were no options exercised during the year ending December 31, 2011.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012, and 2011
(Dollars in Thousands, Except Per Share Data)

NOTE 14 – STOCK COMPENSATION EXPENSE (Continued)

A summary of the Company’s stock option activity is as follows:

	----------2013----------		----------2012----------		----------2011----------
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	392,366	$9.24	350,949	$9.69	255,649	$10.77
Grants	52,900	11.39	105,700	7.47	102,000	6.95
Exercises	(78,584)	7.77	(25,550)	7.52	-	-
Forfeitures or expired	(12,401)	7.90	(38,733)	9.61	(6,700)	9.10
Outstanding at year-end	354,281	$9.84	392,366	$9.24	350,949	$9.69

Exercisable at year-end	212,731	$10.55	220,646	$10.68	206,727	$11.36
Weighted average remaining life	6.1		6.6		6.4

Options outstanding at year-end are expected to fully vest.

Additional information regarding stock options outstanding and exercisable at December 31, 2013 is provided in the following table:

	- - - - - - - - Outstanding - - - - - - - -			- - - - - - - - Currently Exercisable - - - - - - - -
Range of Exercise Prices	Number	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value

$6.50 to $10.00	197,248	$7.40	$1,331	106,798	6.5	$7.48	$712
$10.01 to $12.50	72,933	11.46	196	21,833	1.1	11.62	55
$12.51 to $15.00	60,600	13.46	44	60,600	3.7	13.46	44
$15.01 to $17.50	23,500	16.00	-	23,500	2.1	16.00	-
Outstanding at Dec 31, 2013	354,281	9.84	$1,571	212,731	4.7	10.55	$811

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012, and 2011
(Dollars in Thousands, Except Per Share Data)

NOTE 15 – RELATED PARTY TRANSACTIONS

During 2013, 2012 and 2011, the Company paid approximately $339, $385, and $562 for printing, supplies, statement rendering, furniture, and equipment to a company affiliated by common ownership.  The Company also paid another affiliate approximately $835, $797, and $863 in 2013, 2012 and 2011 to permit the Company’s employees to participate in that entity’s employee medical benefit plan.

During 2013, 2012 and 2011, the Company paid approximately $52, $52, and $52 to lease its headquarters facility at 2883 Fifth Avenue, Huntington, West Virginia from River City Properties, LLC, an entity 12.5% owned by the Company’s Chairman of the Board.

NOTE 16 – EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the earnings per common share and earnings per common share assuming dilution computations for 2013, 2012 and 2011 is presented below:

	2013	2012	2011
Basic earnings per share
Income available to common stockholders	$12,570	$10,155	$5,947
Weighted average common shares outstanding	7,997,047	7,940,892	7,937,143
Earnings per share	$1.57	$1.28	$0.75

Diluted earnings per share
Income available to common stockholders	$12,570	$10,155	$5,947
Weighted average common shares outstanding	7,997,047	7,940,892	7,937,143
Add dilutive effects of potential additional common stock	448,202	240,611	97,936
Weighted average common and dilutive potential common shares outstanding	8,445,249	8,181,503	8,035,079
Earnings per share assuming dilution	$1.49	$1.24	$0.74

Stock options for 84,100, 183,699, and 312,449, shares of common stock were not considered in computing diluted earnings per share for 2013, 2012, and 2011 because they were antidilutive.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012, and 2011
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
December 31, 2013, 2012 and 2011
(Dollars in Thousands, Except Per Share Data)

NOTE  17 – FAIR VALUE (Continued)

The carrying amounts and estimated fair values of financial instruments at December 31, 2013 were as follows:

		Fair Value Measurements at December 31, 2013 Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and due from banks	$63,984	$63,984	$-	$-	$63,984
Federal funds sold	12,777	12,777	-	-	12,777
Securities available for sale	218,066	-	217,926	140	218,066
Loans held for sale	77	-	-	77	77
Loans, net	729,743	-	-	725,588	725,588
Federal Home Loan Bank stock	4,183	n/a	n/a	n/a	n/a
Interest receivable	3,132	-	593	2,539	3,132

Financial liabilities
Deposits	$(924,023)	$(592,664)	$(332,475)	$-	$(925,139)
Securities sold under agreements to repurchase	(11,319)	-	(11,319)	-	(11,319)
Other borrowed funds	(13,800)	-	(13,811)	-	(13,811)
Interest payable	(383)	(5)	(378)	-	(383)

The carrying amounts and estimated fair values of financial instruments at December 31, 2012 were as follows:

		Fair Value Measurements at December 31, 2012 Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and due from banks	$66,009	$66,009	$-	$-	$66,009
Federal funds sold	4,236	4,236	-	-	4,236
Securities available for sale	283,975	-	283,835	140	283,975
Loans held for sale	200	-	-	200	200
Loans, net	693,137	-	-	691,519	691,519
Federal Home Loan Bank stock	4,181	n/a	n/a	n/a	n/a
Interest receivable	3,403	-	827	2,576	3,403

Financial liabilities
Deposits	$(930,583)	$(577,274)	$(356,730)	$-	$(934,004)
Securities sold under agreements to repurchase	(26,102)	-	(26,102)	-	(26,102)
Other borrowed funds	(16,049)	-	(16,022)	-	(16,022)
Interest payable	(489)	(6)	(483)	-	(489)

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011
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

Assets and liabilities measured at fair value on a recurring basis at December 31, 2013 are summarized below:

		Fair Value Measurements at December 31, 2013 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available for sale
Mortgage-backed securities
U. S. agency MBS - residential	$27,823	$-	$27,823	$-
U. S. agency CMO’s	176,722	-	176,722	-
Total mortgage-backed securities of government sponsored agencies	204,545	-	204,545	-
U. S. government sponsored agency securities	6,981	-	6,981	-
Obligations of states and political subdivisions	6,540	-	6,400	140
Total securities available for sale	$218,066	$-	$217,926	$140

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011
(Dollars in Thousands, Except Per Share Data)

NOTE  17 – FAIR VALUE (Continued)

Assets and liabilities measured at fair value on a recurring basis at December 31, 2012 are summarized below:

		Fair Value Measurements at December 31, 2012 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available for sale
Mortgage-backed securities
U. S. agency MBS - residential	$37,100	$-	$37,100	$-
U. S. agency CMO’s - residential	212,847	-	212,847	-
Total mortgage-backed securities of government sponsored agencies	249,947	-	249,947	-
U. S. government sponsored agency securities	22,244	-	22,244	-
Obligations of states and political subdivisions	7,860	-	7,720	140
Other securities	3,924	-	3,924	-
Total securities available for sale	$283,975	$-	$283,835	$140

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2013 and 2012:

Securities Available-for-sale
	Year Ended Dec. 31, 2013	Year Ended Dec. 31, 2012
Balance of recurring Level 3 assets at beginning of period	$140	$140
Total gains or losses (realized/unrealized):
Included in earnings – realized	-	-
Included in earnings – unrealized	-	-
Included in other comprehensive income	-	-
Purchases, sales, issuances and settlements, net	-	-
Transfers in and/or out of Level 3	-	-
Balance of recurring Level 3 assets at year-end	$140	$140

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011
(Dollars in Thousands, Except Per Share Data)

NOTE  17 – FAIR VALUE (Continued)

Assets and Liabilities Measured on a Non-Recurring Basis

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument measured on a non-recurring basis:

Impaired Loans:  The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent collateral appraisals. Real estate appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and unique to each property and result in a Level 3 classification of the inputs for determining fair value.  Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports. Management periodically evaluates the appraised collateral values and will discount the collateral’s appraised value to account for a number of factors including but not limited to the cost of liquidating the collateral, the age of the appraisal, observable deterioration since the appraisal, management’s expertise and knowledge of the client and client’s business, or other factors unique to the collateral.  To the extent an adjusted collateral value is lower than the carrying value of an impaired loan, a specific allocation of the allowance for loan losses is assigned to the loan.

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
December 31, 2013, 2012 and 2011
(Dollars in Thousands, Except Per Share Data)

NOTE  17 – FAIR VALUE (Continued)

Assets and liabilities measured at fair value on a non-recurring basis at December 31, 2013 are summarized below:

		Fair Value Measurements at December 31, 2013 Using
	Dec 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Residential Real Estate	$1,518	$-	$-	$1,518
Commercial Real Estate
Owner Occupied	346	-	-	346
Non-owner Occupied	428	-	-	428
Commercial and Industrial	3,384	-	-	3,384
All Other	4,133	-	-	4,133
Total impaired loans	9,809	$-	$-	$9,809

Other real estate owned:
Commercial Real Estate
Non-owner Occupied	290	-	-	290
All Other	8,496	-	-	8,496
Total OREO	$8,786	$-	$-	$8,786

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $12,301 at December 31, 2013 with a valuation allowance of $2,492 and a carrying amount of $20,285 at December 31, 2012 with a valuation allowance of $3,842, resulting in a negative provision for loan losses of $1,350 for the year ended December 31, 2013, compared to a $795 provision for loan losses for the year ended December 31, 2012.

Other real estate owned measured at fair value less costs to sell, had a net carrying amount of $8,786, which is made up of the outstanding balance of $11,163, net of a valuation allowance of $2,377 at December 31, 2013, resulting in write downs of $782 during the year ended December 31, 2013.  At December 31, 2012, other real estate owned had a net carrying amount of $7,968, made up of the outstanding balance of $9,945 net of a $1,977 valuation allowance, resulting in write downs of $1,410 during the year ended December 31, 2012.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011
(Dollars in Thousands, Except Per Share Data)

NOTE  17 – FAIR VALUE (Continued)

The significant unobservable inputs related to assets and liabilities measured at fair value on a non-recurring basis at December 31, 2013 are summarized below:

	December 31, 2013	Valuation Techniques	Unobservable Inputs	Range (Weighted Avg)
Impaired loans:
Residential Real Estate	$1,518	sales comparison	adjustment for differences between the comparable sales	0.8%-63.5%(11.9%)
Commercial Real Estate
Owner Occupied	346	sales comparison	adjustment for limited salability of specialized property	62.5%-70.0%(64.0%)
Non-owner Occupied	428	sales comparison	adjustment for limited salability of specialized property	50.6%-50.6%(50.6%)
Commercial and Industrial	3,384	sales comparison	adjustment for limited salability of specialized property	25.0%-65.5%(57.8%)
All Other	4,133	sales comparison	adjustment for percentage of completion of construction	57.6%-99.3%(57.7%)
Total impaired loans	9,809

Other real estate owned:
Commercial Real Estate
Non-owner Occupied	290	sales comparison	adjustment for differences between the comparable sales	42.7%-42.7%(42.7%)
All Other	8,496	sales comparison	adjustment for estimated realizable value	9.5%-24.6%(12.5%)
Total OREO	$8,786

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011
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
December 31, 2013, 2012 and 2011
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
December 31, 2013, 2012 and 2011
(Dollars in Thousands, Except Per Share Data)

NOTE 18 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Banks are parties to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of their customers.  These financial instruments include standby letters of credit and commitments to extend credit in the form of unused lines of credit. The Banks use the same credit policies in making commitments and conditional obligations as they do for on-balance sheet instruments.  In addition, the Banks offer a service whereby deposit customers, for a fee, are permitted to overdraw their accounts up to a certain deminimus amount, also known as “courtesy overdraft protection”.  The aggregate unused portion of “overdraft protection” was $11,723 and $11,719 at December 31, 2013 and 2012.

At December 31, 2013 and 2012, the Banks had the following financial instruments whose approximate contract amounts represent credit risk:

	2013	2012
Standby letters of credit	$6,084	$5,518

Commitments to extend credit
Fixed	$12,040	$7,830
Variable	52,576	43,256

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
December 31, 2013, 2012 and 2011
(Dollars in Thousands, Except Per Share Data)

NOTE 19 - LEGAL PROCEEDINGS

Legal proceedings involving the Company and its subsidiaries periodically arise in the ordinary course of business, including claims by debtors and their related interests against the Company’s subsidiaries following initial collection proceedings. These legal proceedings sometimes can involve claims for substantial damages.  At December 31, 2013 management is unaware of any legal proceedings for which the expected outcome would have a material adverse effect upon the consolidated financial statements of the Company.

NOTE 20 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table details the changes in the single component of accumulated other comprehensive income for the year ended December 31, 2013:

Accumulated Other Comprehensive Income	Unrealized Gain/(Loss) on Securities Available for Sale
Balance, December 31, 2012	$6,576
Reclassification adjustments to net income:
Realized gain on disposition of securities	(1,413)
Provision for income taxes	481
Unrealized losses arising during the period, net of tax	(6,269)
Balance, December 31, 2013	$(625)

For the year ended December 31, 2013, the reclassified realized gain on disposition of securities is reported on the income statement under the caption “Gain on disposition of securities” and the reclassified provision for income taxes is reported on the income statement under the caption “Provision for income taxes”.

NOTE 21 - STOCKHOLDERS’ EQUITY

The Company’s principal source of funds for dividend payments to shareholders is dividends received from the subsidiary Banks.  Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies.  Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, as defined, combined with the retained net profits of the preceding two years, subject to the capital requirements and additional restrictions as discussed below.  During 2014 the Banks could, without prior approval, declare dividends to Premier of approximately $3.8 million plus any 2014 net profits retained to the date of the dividend declaration.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011
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

These quantitative measures established by regulation to ensure capital adequacy require the Company and Banks to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of   December 31, 2013 the Company and the Banks meet all quantitative capital adequacy requirements to which they are subject.

As of December 31, 2013, the most recent notification from each of the Banks’ primary Federal regulators categorized the subsidiary Banks as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Banks must maintain minimum Total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table.  There are no conditions or events since that notification that management believes have changed the Banks’ categories.

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
December 31, 2013, 2012 and 2011
(Dollars in Thousands, Except Per Share Data)

NOTE 21 - STOCKHOLDERS’ EQUITY (Continued)

The Company’s and the subsidiary Banks’ capital amounts and ratios as of December 31, 2013 and December 31, 2012 are presented in the table below.
					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
2013	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets):
Consolidated (1)	$128,756	18.2%	$56,685	8%	$70,857	10%
Premier Bank, Inc.	95,508	19.2	39,738	8	49,672	10
Citizens Deposit Bank	37,158	17.7	16,819	8	21,023	10

Tier I Capital (to Risk-Weighted Assets):
Consolidated (1)	$119,872	16.9%	$28,343	4%	$42,514	6%
Premier Bank, Inc.	89,274	18.0	19,869	4	29,803	6
Citizens Deposit Bank	34,591	16.5	8,409	4	12,614	6

Tier I Capital (to Average Assets):
Consolidated (1)	$119,872	11.0%	$43,495	4%	$54,369	5%
Premier Bank, Inc.	89,274	12.4	28,892	4	36,115	5
Citizens Deposit Bank	34,591	9.5	14,538	4	18,172	5

2012
Total Capital (to Risk-Weighted Assets):
Consolidated (1)	$118,262	17.4%	$54,399	8%	$67,999	10%
Premier Bank, Inc.	90,977	19.3	37,659	8	47,073	10
Citizens Deposit Bank	35,794	17.2	16,610	8	20,762	10

Tier I Capital (to Risk-Weighted Assets):
Consolidated (1)	$109,725	16.1%	$27,199	4%	$40,799	6%
Premier Bank, Inc.	85,060	18.1	18,829	4	28,244	6
Citizens Deposit Bank	33,194	16.0	8,305	4	12,457	6

Tier I Capital (to Average Assets):
Consolidated (1)	$109,725	10.0%	$43,697	4%	$54,621	5%
Premier Bank, Inc.	85,060	11.8	28,940	4	36,175	5
Citizens Deposit Bank	33,194	9.0	14,700	4	18,375	5

(1) Consolidated company is not subject to Prompt Corrective Action Provisions

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011
(Dollars in Thousands, Except Per Share Data)

NOTE 22 - PARENT COMPANY FINANCIAL STATEMENTS

Condensed Balance Sheets
December 31
	2013	2012
ASSETS
Cash	$8,761	$6,130
Investment in subsidiaries	151,019	152,885
Premises and equipment	207	191
Other assets	1,519	1,957

Total assets	$161,506	$161,163

LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$766	$818
Other borrowed funds	13,800	16,049
Total liabilities	14,566	16,867

Stockholders’ equity
Preferred stock	11,955	11,896
Common stock	73,589	72,849
Retained earnings	62,021	52,975
Accumulated other comprehensive income (loss)	(625)	6,576
Total stockholders’ equity	146,940	144,296

Total liabilities and stockholders’ equity	$161,506	$161,163

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011
(Dollars in Thousands, Except Per Share Data)

NOTE 22 - PARENT COMPANY FINANCIAL STATEMENTS (Continued)

Condensed Statement of Operations
Years Ended December 31
	2013	2012	2011
Income
Dividends from subsidiaries	$9,675	$13,915	$6,165
Interest and dividend income	12	22	23
Other income	1,327	1,201	1,132
Total income	11,014	15,138	7,320

Expenses
Interest expense	650	754	852
Salaries and employee benefits	2,387	2,318	1,952
Professional fees	51	337	113
Other expenses	1,020	1,053	1,079
Total expenses	4,108	4,462	3,996

Income before income taxes and equity in undistributed income of subsidiaries	6,906	10,676	3,324

Income tax (benefit)	(987)	(1,144)	(1,034)

Income before equity in undistributed income of subsidiaries	7,893	11,820	4,358
Equity in undistributed income (excess distributions) of subsidiaries	5,336	(1,497)	2,810
Net income	$13,229	$10,323	$7,168

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012, and 2011
(Dollars in Thousands, Except Per Share Data)

NOTE 22 - PARENT COMPANY FINANCIAL STATEMENTS (Continued)

Condensed Statement of Cash Flows
Years Ended December 31
	2013	2012	2011
Cash flows from operating activities
Net income	$13,229	$10,323	$7,168
Adjustments to reconcile net income to net cash from operating activities
Depreciation	64	57	70
Stock compensation expense	169	181	106
Gain from sales of assets	(11)	-	-
Dividends in excess of net income of subsidiaries	-	1,497	-
Equity in undistributed earnings of subsidiaries	(5,336)	-	(2,810)
Change in other assets	438	24	652
Change in other liabilities	(51)	220	(44)
Net cash from operating activities	8,502	12,302	5,142

Cash flows from investing activities
Cash from merger of subsidiaries	-	-	391
Purchases of fixed assets, net of proceeds from asset sales	(69)	(108)	(81)
Net cash from investing activities	(69)	(108)	310

Cash flows from financing activities
Cash dividends on preferred stock	(600)	(984)	(1,390)
Cash dividends paid to shareholders	(3,524)	(1,749)	-
Repurchase of preferred stock	-	(9,237)	-
Proceeds from stock option exercises	571	192	-
Payments on other borrowed funds	(2,249)	(2,081)	(2,047)
Net cash from financing activities	(5,802)	(13,859)	(3,437)

Net change in cash and cash equivalents	2,631	(1,665)	2,015

Cash and cash equivalents at beginning of year	6,130	7,795	5,780
Cash and cash equivalents at end of year	$8,761	$6,130	$7,795

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011
(Dollars in Thousands, Except Per Share Data)

NOTE 23 - QUARTERLY FINANCIAL DATA (UNAUDITED)

				Earnings Per Share
	Interest Income	Net Interest Income	Net Income	Basic	Diluted
2013
First Quarter	$11,415	$10,140	$2,504	$0.29	$0.28
Second Quarter	12,317	11,093	3,109	0.37	0.35
Third Quarter	13,192	12,027	3,926	0.47	0.44
Fourth Quarter	11,546	10,435	3,690	0.44	0.41

2012
First Quarter	$14,216	$12,418	$2,830	$0.32	$0.31
Second Quarter	11,956	10,308	2,092	0.23	0.22
Third Quarter	12,580	11,017	2,411	0.38	0.37
Fourth Quarter	11,683	10,256	2,990	0.36	0.34

In 2013, interest income varied per quarter due to a random pattern of borrowers repaying commercial loans in full.  Some of the loans paid off in full were either discounted at the time of their acquisition or were on the cost recovery method.  These loans, when paid in full, resulted in an increase in interest income as the purchase discount or any historical non-accrual interest paid was recognized immediately in income, particularly illustrated by the increase in interest income in the second and third quarters of 2013.  Also contributing to an increase in interest income was an increase in loans outstanding although the overall yield on the loan portfolio decreased during the year.  The fluctuations in interest income resulted in similar fluctuations in net interest income and net income in 2013.  During 2013, net interest income was impacted positively by interest expense savings from continually lower market interest rates related to time deposits and transaction-based deposits.  Net income was also higher due to a negative provision for loan losses in the fourth quarter of 2013 resulting from the full payoff of an impaired loan during the quarter.  Non-interest expenses were generally lower in 2013 due to lower collection costs and OREO costs incurred when compared to 2012.

Similar to 2013, interest income varied per quarter in 2012 due to a random pattern of borrowers repaying commercial loans in full.  Due to weak loan demand, the proceeds from these loan payoffs were usually reinvested at significantly lower yields.  However, some of the loans paid off in full were either discounted at the time of their acquisition or were on the cost recovery method.  These loans, when paid in full, also resulted in an increase in interest income as the purchase discount or any historical non-accrual interest paid was recognized immediately in income. The fluctuations in interest income resulted in similar fluctuations in net interest income and net income in 2012.  During 2012, net interest income was also impacted positively by interest expense savings from continually lower market interest rates related to time deposits and transaction-based deposits.  Quarterly net income was generally higher in 2012 largely as a result of expenses incurred in 2011 to convert Premier’s core operating systems and ATM network to a single provider as well as expense savings on data processing costs in 2012 under the new provider.  The increased net income in the fourth quarter of 2012 resulted from the gain on the sale of note to a third party.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011
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

On July 9, 2012, the U.S. Treasury announced its intent to sell its investment in Premier’s Series A Preferred Stock along with similar investments the U.S. Treasury had made in 11 other financial institutions, principally to qualified institutional buyers.  Using a modified Dutch auction methodology that establishes a market price by allowing investors to submit bids at specified increments during the period of July 23, 2012 through July 26, 2012, the U.S. Treasury auctioned all of Premier’s 22,252 Series A Preferred Stock.  Premier sought and obtained regulatory permission to participate in the auction.  Premier successfully bid to repurchase 10,252 shares of the 22,252 outstanding shares.  At the auction’s closing price of $901.03 per share, Premier was able to preserve approximately $1.0 million of capital versus redeeming the Series A Preferred Stock at the liquidation preference of $1,000 per share.  As of December 31, 2013, the remaining 12,000 shares are held by private investors.

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
December 31, 2013, 2012 and 2011
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

The U.S. Treasury has agreed not to exercise voting power with respect to any common stock issued to it upon exercise of the Warrant.  The common stock will be issued from authorized but unissued common stock and thus will dilute the interests of existing Premier common shareholders.  As of December 31, 2013, the Warrant has not yet been exercised.  Since the Series A Preferred Stock was disposed of by the U.S. Treasury, Premier has the right to repurchase the Warrant at its appraised value.  If Premier chooses not to repurchase the Warrant, the U.S. Treasury may liquidate the Warrant at its current market price.

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

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011
(Dollars in Thousands, Except Per Share Data)

NOTE 25 – PENDING ACQUISITION

On November 19, 2013, Premier and Gassaway Bancshares, Inc. (“Bancshares”), a $165 million single bank holding company headquartered in Gassaway, West Virginia jointly announced that they had entered into a definitive agreement whereby Premier Bank, Premier’s wholly owned subsidiary, will acquire the Bank of Gassaway, the wholly owned subsidiary of Bancshares, in a cash purchase valued at approximately $20.3 million.  Under terms of the definitive agreement, Premier Bank will pay $20.3 million in cash for the Bank of Gassaway and will merge Bank of Gassaway’s five branch locations into Premier’s operating system in the second quarter of 2014.  The transaction, which is subject to satisfaction of various contractual conditions and requires approval by bank regulatory agencies and the shareholders of Bancshares, is anticipated to close in the second quarter of 2014.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2013

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

      B.         Management's Report on Internal Control Over Financial Reporting

      Management’s report on internal controls over financial reporting is included in Item 8 above.

C.         Changes in Internal Controls over Financial Reporting

Changes in internal controls over financial reporting is included in Item 8 above.

Item 9B.  Other Information

None

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2013

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
December 31, 2013

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

2.6	Amended and Restated Definitive Merger Agreement among Premier Bank, Inc., Premier Financial Bancorp, Inc., Gassaway Bancshares, Inc. and Bank of Gassaway dated January 3, 2014.
3.1(a)
Form of Articles of Incorporation of registrant (included as Exhibit 3.1 to registrant’s Registration Statement on Form S-1, Registration No. 333-1702, filed on February 28, 1996 with the Commission and incorporated herein by reference).

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2013

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

*** 10.2	Form of Stock Option Agreement pursuant to 2002 Employee Stock Ownership Incentive Plan, filed as Exhibit 10.1 to form 8-K filed January 24, 2005, is incorporated herein by reference.
10.3	Loan Agreement between Premier Financial Bancorp, Inc. and First Guaranty Bank, Hammond, Louisiana, filed as Exhibit 10.1 to form 8-K filed May 1, 2008, is incorporated herein by reference.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2013

Exhibit Number	Description of Document
10.4	Promissory Note to First Guaranty Bank, Hammond, Louisiana, filed as Exhibit 10.2 to form 8-K filed May 1, 2008, is incorporated herein by reference.
*** 10.5
Letter Agreement between registrant and Robert W. Walker, executed on September 22, 2009 and effective October 2, 2009 (filed as Exhibit 10.2(a) to Form 8-K filed October 7, 2009) is incorporated herein by reference.

*** 10.6
Letter Agreement between registrant and Brien M. Chase, executed on September 22, 2009 and effective October 2, 2009 (filed as Exhibit 10.2(b) to Form 8-K filed October 7, 2009) is incorporated herein by reference.

*** 10.7
Letter Agreement between registrant and Dennis J. Klingensmith, executed on September 25, 2009 and effective October 2, 2009 (filed as Exhibit 10.2(c) to Form 8-K filed October 7, 2009) is incorporated herein by reference.

*** 10.8
Letter Agreement between registrant and Michael R. Mineer, executed on September 25, 2009 and effective October 2, 2009 (filed as Exhibit 10.2(d) to Form 8-K filed October 7, 2009) is incorporated herein by reference.

*** 10.9	Letter Agreement between registrant and Scot Kelley, executed on April 27, 2010, (filed as Exhibit 10.18 to Form 10-K filed March 30, 2012) is incorporated herein by reference.
*** 10.10	Letter Agreement between registrant and Katrina Whitt, executed on April 27, 2010, (filed as Exhibit 10.18 to Form 10-K filed March 30, 2012) is incorporated herein by reference.
10.11	Change in Terms Agreement with First Guaranty Bank, Hammond, Louisiana, filed as Exhibit 10.1 to form 8-K filed January 4, 2010, is incorporated herein by reference.
10.12	Loan Agreement between Premier Financial Bancorp, Inc. and First Guaranty Bank, Hammond, Louisiana, filed as Exhibit 10.1 to form 8-K filed January 7, 2010, is incorporated herein by reference.
10.13	Promissory Note to First Guaranty Bank, Hammond, Louisiana, filed as Exhibit 10.2 to form 8-K filed January 7, 2010, is incorporated herein by reference.
10.14
Commercial Pledge Agreement between Premier Financial Bancorp, Inc. and First Guaranty Bank, Hammond, Louisiana filed as Exhibit 10.3 to form 8-K filed January 7, 2010, is incorporated herein by reference.

10.15
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

10.16	Loan Agreement between Premier Financial Bancorp, Inc. and The Kentucky Bankers’ Bank, Inc. filed as Exhibit 10.1 to form 8-K filed on September 9, 2010, is incorporated herein by reference.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2013

Exhibit Number	Description of Document
10.17	Term Note to The Kentucky Bankers’ Bank, Inc. filed as Exhibit 10.2 to form 8-K filed on September 9, 2010, is incorporated herein by reference.
10.18
Stock Pledge and Security Agreement between Premier Financial Bancorp, Inc. and The Kentucky Bankers’ Bank, Inc. filed as Exhibit 10.3 to form 8-K filed on September 9, 2010, is incorporated herein by reference.

10.19	Change in Terms Agreement with First Guaranty Bank, Hammond, Louisiana dated May 3, 2011.
10.20	Loan Agreement between Premier Financial Bancorp, Inc. and First Guaranty Bank, Hammond, Louisiana, filed as Exhibit 10.1 to form 8-K filed July 1, 2011, is incorporated herein by reference.
10.21	Promissory Note to First Guaranty Bank, Hammond, Louisiana, filed as Exhibit 10.2 to form 8-K filed July 1, 2011, is incorporated herein by reference.
10.22
Commercial Pledge Agreement between Premier Financial Bancorp, Inc. and First Guaranty Bank, Hammond, Louisiana filed as Exhibit 10.3 to form 8-K filed July 1, 2011, is incorporated herein by reference.

*** 10.23
Premier Financial Bancorp, Inc.'s 2012 Long Term Incentive Plan, filed as Annex A to definitive proxy statement dated May 17, 2012, filed on April 27, 2012 with the Commission, is incorporated herein by reference.

10.24	Loan Agreement between Premier Financial Bancorp, Inc. and First Guaranty Bank, Hammond, Louisiana, filed as Exhibit 10.1 to form 8-K filed June 29, 2012, is incorporated herein by reference.
10.25	Promissory Note to First Guaranty Bank, Hammond, Louisiana, filed as Exhibit 10.2 to form 8-K filed June 29, 2012, is incorporated herein by reference.
10.26
Commercial Pledge Agreement between Premier Financial Bancorp, Inc. and First Guaranty Bank, Hammond, Louisiana filed as Exhibit 10.3 to form 8-K filed June 29, 2012, is incorporated herein by reference.

10.27	Loan Agreement between Premier Financial Bancorp, Inc. and The Kentucky Bankers’ Bank, Inc. filed as Exhibit 10.1 to form 8-K filed on September 10, 2012, is incorporated herein by reference.
10.28	Promissory Note to The Kentucky Bankers’ Bank, Inc. filed as Exhibit 10.2 to form 8-K filed on September 10, 2012, is incorporated herein by reference.
10.29
Stock Pledge and Security Agreement between Premier Financial Bancorp, Inc. and The Kentucky Bankers’ Bank, Inc. filed as Exhibit 10.3 to form 8-K filed on September 10, 2012, is incorporated herein by reference.

*** 10.30	Form of Stock Option Agreement pursuant to 2012 Long Term Incentive Plan, filed as Exhibit 10.1 to form 8-K filed March 21, 2013, is incorporated herein by reference.
10.31
Change in Terms Agreement between Premier Financial Bancorp, Inc. and First Guaranty Bank, Hammond, Louisiana, dated April 24, 2013 related to the Term Note filed as Exhibit 10.1 to form 8-K filed April 30, 2013, is incorporated herein by reference.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2013

Exhibit Number	Description of Document
10.32
Change in Terms Agreement between Premier Financial Bancorp, Inc. and First Guaranty Bank, Hammond, Louisiana, dated April 24, 2013 related to the Line of Credit filed as Exhibit 10.2 to form 8-K filed April 30, 2013, is incorporated herein by reference.

10.33
Line of Credit Renewal Agreement between Premier Financial Bancorp, Inc. and The Bankers’ Bank of Kentucky, Inc. dated September 7, 2013 filed as Exhibit 10.4 to form 8-K filed September 11, 2013, is incorporated herein by reference..

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
December 31, 2013

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PREMIER FINANCIAL BANCORP, INC.

By: /s/ Robert W. Walker, President
Robert W. Walker, President

Date: March 13, 2014

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ Robert W. Walker	Principal Executive and Director	March 13, 2014
Robert W. Walker

/s/ Brien M. Chase	Principal Financial and Accounting	March 13, 2014
Brien M. Chase	Officer

/s/ Toney K. Adkins	Director	March 11, 2014
Toney K. Adkins

/s/ Harry M. Hatfield	Director	March 11, 2014
Harry M. Hatfield

/s/ Lloyd G. Jackson II	Director	March 11, 2014
Lloyd G. Jackson II

/s/ Keith F. Molihan	Director	March 11, 2014
Keith F. Molihan

/s/ Marshall T. Reynolds	Chairman of the Board	March 11, 2014
Marshall T. Reynolds

/s/ Neal Scaggs	Director	March 11, 2014
Neal Scaggs

/s/ Thomas W. Wright	Director	March 11, 2014
Thomas W. Wright