Form 10-Q
period 2014-03-31
PREMIER FINANCIAL BANCORP INC
filed 2014-05-08
CIK 887919

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Large accelerated filer ☐.	Accelerated filer ☑.	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).  Yes☐     No ☑.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common stock, no par value, – 8,074,779 shares outstanding at April 20, 2014

PREMIER FINANCIAL BANCORP, INC.
MARCH 31, 2014

PREMIER FINANCIAL BANCORP, INC.
MARCH 31, 2014

PART I  - FINANCIAL INFORMATION

Item 1.  Financial Statements

The accompanying information has not been audited by an independent registered public accounting firm; however, in the opinion of management such information reflects all adjustments necessary for a fair presentation of the results for the interim period.  All such adjustments are of a normal and recurring nature.  Premier Financial Bancorp, Inc.’s (“Premier’s”) accounting and reporting policies are in accordance with accounting principles generally accepted in the United States of America.  Certain accounting principles used by Premier involve a significant amount of judgment about future events and require the use of estimates in their application.  The following policies are particularly sensitive in terms of judgments and the extent to which estimates are used: allowance for loan losses, the identification and evaluation of impaired loans, the impairment of goodwill, the realization of deferred tax assets and stock based compensation disclosures.  These estimates are based on assumptions that may involve significant uncertainty at the time of their use.  However, the policies, the estimates and the estimation process as well as the resulting disclosures are periodically reviewed by the Audit Committee of the Board of Directors and material estimates are subject to review as part of the external audit by the independent public accountants.

The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America or those normally made in the registrant’s annual report on Form 10-K.  Accordingly, the reader of the Form 10-Q may wish to refer to the registrant’s Form 10-K for the year ended December 31, 2013 for further information in this regard.

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2014 AND DECEMBER 31, 2013
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	(UNAUDITED)
	2014	2013
ASSETS
Cash and due from banks	$27,886	$27,378
Interest bearing bank balances	58,039	36,606
Federal funds sold	7,866	12,777
Cash and cash equivalents	93,791	76,761
Securities available for sale	224,011	218,066
Loans held for sale	921	77
Loans	738,441	740,770
Allowance for loan losses	(10,344)	(11,027)
Net loans	728,097	729,743
Federal Home Loan Bank stock, at cost	3,983	4,183
Premises and equipment, net	17,493	17,798
Real estate and other property acquired through foreclosure	13,258	13,524
Interest receivable	2,911	3,132
Goodwill	29,875	29,875
Other intangible assets	1,978	2,121
Deferred taxes	2,852	4,439
Other assets	612	460
Total assets	$1,119,782	$1,100,179

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Non-interest bearing	$211,881	$210,193
Time deposits, $100,000 and over	147,272	146,905
Other interest bearing	580,696	566,925
Total deposits	939,849	924,023
Securities sold under agreements to repurchase	10,490	11,319
Other borrowed funds	13,200	13,800
Interest payable	334	383
Other liabilities	5,400	3,714
Total liabilities	969,273	953,239

Stockholders' equity
Preferred stock, no par value; $12,000 liquidation preference,
5% cumulative, 1,000,000 shares authorized; 12,000 shares issued and outstanding	11,970	11,955
Common stock, no par value; 20,000,000 shares authorized; 8,047,046 shares issued and outstanding at March 31, 2014, and 8,038,345 shares issued and outstanding at December 31, 2013	73,694	73,589
Retained earnings	63,676	62,021
Accumulated other comprehensive income (loss)	1,169	(625)
Total stockholders' equity	150,509	146,940
Total liabilities and stockholders' equity	$1,119,782	$1,100,179

See Accompanying Notes to Consolidated Financial Statements

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended March 31,
	2014	2013
Interest income
Loans, including fees	$11,663	$9,760
Securities available for sale
Taxable	1,315	1,582
Tax-exempt	35	43
Federal funds sold and other	32	30
Total interest income	13,045	11,415

Interest expense
Deposits	887	1,091
Repurchase agreements and other	7	12
Other borrowings	144	172
Total interest expense	1,038	1,275

Net interest income	12,007	10,140
Provision for loan losses	(310)	570
Net interest income after provision for loan losses	12,317	9,570

Non-interest income
Service charges on deposit accounts	739	789
Electronic banking income	495	470
Secondary market mortgage income	19	94
Gain on disposition of securities	-	148
Other	128	144
	1,381	1,645
Non-interest expenses
Salaries and employee benefits	3,984	3,592
Occupancy and equipment expenses	1,153	1,079
Outside data processing	869	820
Professional fees	536	156
Taxes, other than payroll, property and income	152	212
Write-downs, expenses, sales of other real estate owned, net	94	324
Amortization of intangibles	144	152
FDIC insurance	201	212
Loan collection expenses	67	137
Other expenses	829	703
	8,029	7,387
Income before income taxes	5,669	3,828
Provision for income taxes	1,999	1,324

Net income	$3,670	$2,504

Preferred stock dividends and accretion	(165)	(165)
Net income available to common stockholders	$3,505	$2,339

Net income per share:
Basic	$0.44	$0.29
Diluted	0.41	0.28

See Accompanying Notes to Consolidated Financial Statements

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended March 31,
	2014	2013
Net income	$3,670	$2,504

Other comprehensive income (loss):
Unrealized gains (losses) arising during the period	2,718	(579)
Reclassification of realized amount	-	(148)
Net change in unrealized gain (loss) on securities	2,718	(727)
Less tax impact	(924)	247
Other comprehensive income (loss)	1,794	(480)

Comprehensive income	$5,464	$2,024

See Accompanying Notes to Consolidated Financial Statements

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(UNAUDITED, DOLLARS IN THOUSANDS)

	2014	2013
Cash flows from operating activities
Net income	$3,670	$2,504
Adjustments to reconcile net income to net cash from operating activities
Depreciation	321	337
Provision for loan losses	(310)	570
Amortization (accretion), net	78	359
OREO writedowns (gains on sales), net	(54)	(64)
Stock compensation expense	42	46
Loans originated for sale	(1,631)	(4,991)
Secondary market loans sold	806	4,795
Secondary market income	(19)	(94)
Gain on disposition of securities	-	(148)
Changes in :
Interest receivable	221	245
Other assets	510	1,244
Interest payable	(49)	(43)
Other liabilities	1,686	216
Net cash from operating activities	5,271	4,976

Cash flows from investing activities
Purchases of securities available for sale	(12,268)	(19,070)
Proceeds from maturities and calls of securities available for sale	8,818	26,640
Redemption of FHLB stock	200	-
Net change in loans	1,437	3,777
Purchases of premises and equipment, net	(16)	(191)
Improvements to OREO property	(242)	(219)
Proceeds from sales of other real estate acquired through foreclosure	1,366	1,346
Net cash from investing activities	(705)	12,283

Cash flows from financing activities
Net change in deposits	15,830	5,851
Net change in agreements to repurchase securities	(829)	(15,563)
Repayment of other borrowed funds	(600)	(527)
Proceeds from stock option exercises	63	-
Common stock dividends paid	(1,850)	(876)
Preferred stock dividends paid	(150)	(150)
Net cash from financing activities	12,464	(11,265)

Net change in cash and cash equivalents	17,030	5,994

Cash and cash equivalents at beginning of period	76,761	70,245

Cash and cash equivalents at end of period	$93,791	$76,239

See Accompanying Notes to Consolidated Financial Statements

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(UNAUDITED, DOLLARS IN THOUSANDS)

	2014	2013
Supplemental disclosures of cash flow information:
Cash paid during period for interest	$1,088	$1,317

Cash paid during period for income taxes	260	503

Loans transferred to real estate acquired through foreclosure	804	792

See Accompanying Notes to Consolidated Financial Statements

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Premier Financial Bancorp, Inc. (the Company) and its wholly owned subsidiaries (the “Banks”):

				March 31, 2014
		Year	Total	Net Income
Subsidiary	Location	Acquired	Assets	Qtr
Citizens Deposit Bank & Trust	Vanceburg, Kentucky	1991	$370,604	$1,305
Premier Bank, Inc.	Huntington, West Virginia	1998	741,950	2,894
Parent and Intercompany Eliminations			7,228	(529)
Consolidated Total			$1,119,782	$3,670

All significant intercompany transactions and balances have been eliminated.

Recently Issued Accounting Pronouncements

In January 2014, FASB issued Accounting Standards Update 2014-04, Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force). The ASU clarifies when an insubstance repossession or foreclosure occurs and a creditor is considered to have received physical possession of real estate property collateralizing a consumer mortgage loan. Specifically, the new ASU requires a creditor to reclassify a collateralized consumer mortgage loan to real estate property upon obtaining legal title to the real estate collateral, or the borrower voluntarily conveying all interest in the real estate property to the lender to satisfy the loan through a deed in lieu of foreclosure or similar legal agreement. Additional disclosures are required detailing the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgages collateralized by real estate property that are in the process of foreclosure. The new guidance is effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2014. The adoption of this guidance will not have a material impact on the Company’s consolidated financial statements, but will result in additional disclosures.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  2 –SECURITIES

Amortized cost and fair value of investment securities, by category, at March 31, 2014 are summarized as follows:

2014	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
Mortgage-backed securities
U. S. sponsored agency MBS - residential	$38,680	$513	$(174)	$39,019
U. S. sponsored agency CMO’s - residential	170,243	2,586	(1,371)	171,458
Total mortgage-backed securities of government sponsored agencies	208,923	3,099	(1,545)	210,477
U. S. government sponsored agency securities	7,051	33	(70)	7,014
Obligations of states and political subdivisions	6,266	254	-	6,520
Total available for sale	$222,240	$3,386	$(1,615)	$224,011

Amortized cost and fair value of investment securities, by category, at December 31, 2013 are summarized as follows:

2013	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
Mortgage-backed securities
U. S. sponsored agency MBS - residential	$27,681	$463	$(321)	$27,823
U. S. sponsored agency CMO’s - residential	178,000	1,167	(2,445)	176,722
Total mortgage-backed securities of government sponsored agencies	205,681	1,630	(2,766)	204,545
U. S. government sponsored agency securities	7,058	30	(107)	6,981
Obligations of states and political subdivisions	6,275	265	-	6,540
Total available for sale	$219,014	$1,925	$(2,873)	$218,066

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  2–SECURITIES - continued

The amortized cost and fair value of securities at March 31, 2014 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available for sale
Due in one year or less	$1,155	$1,159
Due after one year through five years	8,165	8,448
Due after five years through ten years	3,997	3,927
Mortgage-backed securities of government sponsored agencies	208,923	210,477
Total available for sale	$222,240	$224,011

A $148,000 gain was recognized from calls of securities during the first three months of 2013.  There were no sales of securities during the first three months of 2014 nor the first three months of 2013.

Securities with unrealized losses at March 31, 2014 aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. government sponsored agency securities	$3,927	$(70)	$-	$-	$3,927	$(70)
U.S government sponsored agency MBS – residential	23,901	(174)	-	-	23,901	(174)
U.S government sponsored agency CMO – residential	43,845	(1,267)	2,661	(104)	46,506	(1,371)
Total temporarily impaired	$71,673	$(1,511)	$2,661	$(104)	$74,334	$(1,615)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  2–SECURITIES - continued

Securities with unrealized losses at December 31, 2013 aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

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

The investment portfolio is predominately high quality interest-bearing debt securities with defined maturity dates backed by the U.S. Government or Government sponsored entities.  The unrealized losses at March 31, 2014 and December 31, 2013 are price changes resulting from changes in the interest rate environment and are considered to be temporary declines in the value of the securities.  Their fair value is expected to recover as the bonds approach their maturity date and/or market conditions improve.

NOTE  3 - LOANS

Major classifications of loans at March 31, 2014 and December 31, 2013 are summarized as follows:

	2014	2013
Residential real estate	$216,595	$216,081
Multifamily real estate	31,691	38,456
Commercial real estate:
Owner occupied	94,498	90,539
Non owner occupied	212,316	208,756
Commercial and industrial	77,135	85,301
Consumer	24,451	25,113
All other	81,755	76,524
	$738,441	$740,770

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

Activity in the allowance for loan losses by portfolio segment for the three months ended  March 31, 2014 was as follows:

Loan Class	Balance Dec 31, 2013	Provision for loan losses	Loans charged-off	Recoveries	Balance March 31, 2014

Residential real estate	$2,694	$(427)	$19	$2	$2,250
Multifamily real estate	417	(120)	-	-	297
Commercial real estate:
Owner occupied	1,407	71	1	-	1,477
Non owner occupied	2,037	648	300	-	2,385
Commercial and industrial	2,184	(596)	63	2	1,527
Consumer	297	(70)	26	19	220
All other	1,991	184	37	50	2,188
Total	$11,027	$(310)	$446	$73	$10,344

Activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2013 was as follows:

Loan Class	Balance Dec 31, 2012	Provision for loan losses	Loans charged-off	Recoveries	Balance March 31, 2013

Residential real estate	$2,163	$(28)	$71	$2	$2,066
Multifamily real estate	331	16	-	-	347
Commercial real estate:
Owner occupied	1,117	(158)	67	299	1,191
Non owner occupied	1,888	79	-	-	1,967
Commercial and industrial	3,046	1,010	10	50	4,096
Consumer	244	(39)	47	16	174
All other	2,699	(310)	56	168	2,501
Total	$11,488	$570	$251	$535	$12,342

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

Purchased Impaired Loans

The Company holds purchased loans for which there was, at their acquisition date, evidence of deterioration of credit quality since their origination and it was probable, at acquisition, that all contractually required payments would not be collected.  The carrying amount of those loans is as follows at March 31, 2014 and December 31, 2013.

	2014	2013
Residential real estate	$178	$183
Multifamily real estate	552	1,229
Commercial real estate
Owner occupied	248	250
Non owner occupied	5,787	6,782
Commercial and industrial	496	496
All other	4,648	4,623
Total carrying amount	$11,909	$13,563

Carrying amount, net of allowance	$11,277	$12,931

For those purchased loans disclosed above, the Company did not increase the allowance for loan losses for the three-months ended March 31, 2014, nor did it increase the allowance for loan losses for purchased impaired loans during the three-months ended March 31, 2013.

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

The Company has determined that the cash flows from borrowers on a limited number of purchased loans can be reasonably estimated.  As such, a portion of the non-accretable difference was reclassified to accretable yield and is being recognized as interest income over the remaining life of the loan(s).

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

The accretable yield, or income expected to be collected, on the purchased loans above is as follows at March 31, 2014 and March 31, 2013.

	2014	2013
Balance at January 1	$217	$635
New loans purchased	-	-
Accretion of income	(3)	(9)
Reclassifications from non-accretable difference	-	-
Disposals	-	-
Balance at December 31	$214	$626

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

Past Due and Non-performing Loans

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of March 31, 2014 and December 31 2013.  The recorded investment in non-accrual loans is less than the principal owed on non-accrual loans due to discounts applied to the carrying value of the loan at time of their acquisition and interest payments made by the borrower which have been used to reduce the recorded investment in the loan rather than recognized as interest income.

March 31, 2014	Principal Owed on Non-accrual Loans	Recorded Investment in Non-accrual Loans	Loans Past Due Over 90 Days, still accruing

Residential real estate	$2,119	$1,786	$1,307
Multifamily real estate	1,946	1,215	1,377
Commercial real estate
Owner occupied	1,558	1,329	1,495
Non owner occupied	293	220	1,994
Commercial and industrial	2,961	1,576	123
Consumer	139	120	16
All other	12,229	4,814	146
Total	$21,245	$11,060	$6,458

December 31, 2013	Principal Owed on Non-accrual Loans	Recorded Investment in Non-accrual Loans	Loans Past Due Over 90 Days, still accruing

Residential real estate	$2,021	$1,725	$1,737
Multifamily real estate	3,282	1,889	1,369
Commercial real estate
Owner occupied	1,364	1,147	1,387
Non owner occupied	2,683	1,973	3,739
Commercial and industrial	6,838	4,961	84
Consumer	167	148	16
All other	12,212	4,798	146
Total	$28,567	$16,641	$8,478

Nonaccrual loans and impaired loans are defined differently. Some loans may be included in both categories, and some may only be included in one category. Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

The following table presents the aging of the recorded investment in past due loans as of March 31, 2014 by class of loans:
Loan Class	Total Loans	30-89 Days Past Due	Greater than 90 days past due	Total Past Due	Loans Not Past Due

Residential real estate	$216,595	$3,661	$2,188	$5,849	$210,746
Multifamily real estate	31,691	-	2,040	2,040	29,651
Commercial real estate:
Owner occupied	94,498	928	2,111	3,039	91,459
Non owner occupied	212,316	4,122	1,994	6,116	206,200
Commercial and industrial	77,135	399	1,556	1,955	75,180
Consumer	24,451	345	56	401	24,050
All other	81,755	3,632	4,960	8,592	73,163
Total	$738,441	$13,087	$14,905	$27,992	$710,449

The following table presents the aging of the recorded investment in past due loans as of December 31, 2013 by class of loans:
Loan Class	Total Loans	30-89 Days Past Due	Greater than 90 days past due	Total Past Due	Loans Not Past Due

Residential real estate	$216,081	$4,770	$2,431	$7,201	$208,880
Multifamily real estate	38,456	367	2,688	3,055	35,401
Commercial real estate:
Owner occupied	90,539	516	2,073	2,589	87,950
Non owner occupied	208,756	278	5,478	5,756	203,000
Commercial and industrial	85,301	1,433	1,438	2,871	82,430
Consumer	25,113	421	82	503	24,610
All other	76,524	2,510	4,881	7,391	69,133
Total	$740,770	$10,295	$19,071	$29,366	$711,404

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2014:
	Allowance for Loan Losses				Loan Balances
Loan Class	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total

Residential real estate	$105	$2,145	$-	$2,250	$2,204	$214,213	$178	$216,595
Multifamily real estate	-	297	-	297	1,813	29,326	552	31,691
Commercial real estate:
Owner occupied	201	1,276	-	1,477	1,909	92,341	248	94,498
Non-owner occupied	-	2,385	-	2,385	220	206,309	5,787	212,316
Commercial and industrial	370	1,025	132	1,527	897	75,742	496	77,135
Consumer	-	220	-	220	-	24,451	-	24,451
All other	94	1,594	500	2,188	2,998	74,109	4,648	81,755
Total	$770	$8,942	$632	$10,344	$10,041	$716,491	$11,909	$738,441

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

The following table presents loans individually evaluated for impairment by class of loans as of March 31, 2014.  The table includes $5,875 of loans acquired with deteriorated credit quality that the Company cannot reasonably estimate cash flows such that they are accounted for on the cost recovery method and are still individually evaluated for impairment.

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Residential real estate	$1,409	$1,192	$-
Multifamily real estate	3,102	2,365	-
Commercial real estate
Owner occupied	1,459	1,276	-
Non owner occupied	285	220	-
Commercial and industrial	793	33	-
All other	2,914	2,896	-
	9,962	7,982	-
With an allowance recorded:
Residential real estate	$1,201	$1,190	$105
Commercial real estate
Owner occupied	747	747	201
Commercial and industrial	1,670	1,247	502
All other	12,148	4,750	594
	15,766	7,934	1,402
Total	$25,728	$15,916	$1,402

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2013.  The table includes $7,483 of loans acquired with deteriorated credit quality that the Company cannot reasonably estimate cash flows such that they are accounted for on the cost recovery method and are still individually evaluated for impairment.

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

The following table presents the average balance of loans individually evaluated for impairment and interest income recognized on these loans for the three months ended March 31, 2014 and March 31, 2013.   The table includes loans acquired with deteriorated credit quality that are still individually evaluated for impairment.

	Three months ended March 31, 2014			Three months ended March 31, 2013
Loan Class	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized

Residential real estate	$2,676	$34	$34	$4,686	$50	$50
Multifamily real estate	2,708	708	708	4,513	30	30
Commercial real estate:
Owner occupied	2,262	16	11	2,696	38	29
Non-owner occupied	1,097	627	627	3,041	2	2
Commercial and industrial	2,967	335	335	11,144	4	4
All other	7,774	44	44	9,339	82	82
Total	$19,484	$1,765	$1,759	$35,419	$206	$197

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

The following table presents TDR’s as of March 31, 2014 and December 31, 2013:

March 31, 2014	TDR’s on Non-accrual	Other TDR’s	Total TDR’s

Residential real estate	$22	$205	$227
Commercial real estate
Non owner occupied	-	500	500
Commercial and industrial	-	814	814
Consumer	-	4	4
All other	-	2,017	2,017
Total	$22	$3,540	$3,562

December 31, 2013	TDR’s on Non-accrual	Other TDR’s	Total TDR’s

Residential real estate	$23	$296	$319
Commercial real estate
Non owner occupied	-	506	506
Commercial and industrial	-	831	831
Consumer	-	5	5
All other	-	2,017	2,017
Total	$23	$3,655	$3,678

At March 31, 2014 and December 31, 2013 there were no specific reserves allocated to loans that had restructured terms.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

The following table presents TDR’s that occurred during the three months ended March 31, 2014 and March 31, 2013:

	Three months ended March 31, 2014			Three months ended March 31, 2013
Loan Class	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

All other	-	-	-	1	$16	$16
Total	-	$-	$-	1	$16	$16

The troubled debt restructurings described above did not increase the allowance for loan losses during the period ended March 31, 2014 and did not increase the allowance for loan losses during the period ended March 31, 2013.

During the three months ended March 31, 2014 and the three months ended March 31, 2013, there were no TDR’s for which there as a payment default within twelve months following the modification.

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

As of March 31, 2014 and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

Loan Class	Pass	Special Mention	Substandard	Doubtful	Total Loans

Residential real estate	$203,960	$5,925	$6,688	$22	$216,595
Multifamily real estate	28,419	907	2,365	-	31,691
Commercial real estate:
Owner occupied	83,778	7,830	2,890	-	94,498
Non-owner occupied	202,220	8,002	2,094	-	212,316
Commercial and industrial	73,680	2,030	1,391	34	77,135
Consumer	24,127	197	127	-	24,451
All other	67,863	5,753	8,036	103	81,755
Total	$684,047	$30,644	$23,591	$159	$738,441

As of December 31, 2013, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

Loan Class	Pass	Special Mention	Substandard	Doubtful	Total Loans

Residential real estate	$202,789	$6,204	$7,065	$23	$216,081
Multifamily real estate	34,487	918	3,051	-	38,456
Commercial real estate:
Owner occupied	79,694	7,431	3,348	66	90,539
Non-owner occupied	196,338	8,569	3,849	-	208,756
Commercial and industrial	78,205	2,269	4,753	74	85,301
Consumer	24,772	204	137	-	25,113
All other	62,180	5,947	8,285	112	76,524

Total	$678,465	$31,542	$30,488	$275	$740,770

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

These quantitative measures established by regulation to ensure capital adequacy require the Company and Banks to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of March 31, 2014 the Company and the Banks meet all quantitative capital adequacy requirements to which they are subject.

Shown below is a summary of regulatory capital ratios for the Company:
	Mar 31, 2014	December 31, 2013	Regulatory Minimum Requirements	To Be Considered Well Capitalized
Tier I Capital (to Risk-Weighted Assets)	17.1%	16.9%	4.0%	6.0%
Total Capital (to Risk-Weighted Assets)	18.4%	18.2%	8.0%	10.0%
Tier I Capital (to Average Assets)	11.3%	11.0%	4.0%	5.0%

As of March 31, 2014, the most recent notification from each of the Banks’ primary Federal regulators categorized the subsidiary Banks as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Banks must maintain minimum Total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the preceding table.  There are no conditions or events since that notification that management believes have changed the Banks’ categories.

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  5 – PREFERRED STOCK - continued

The U.S. Treasury has agreed not to exercise voting power with respect to any common stock issued to it upon exercise of the Warrant.  The common stock will be issued from authorized but unissued common stock and thus will dilute the interests of existing Premier common shareholders.  As of March 31, 2014, the Warrant has not yet been exercised.  Since the Series A Preferred Stock was disposed of by the U.S. Treasury, Premier has the right to repurchase the Warrant at its appraised value.  If Premier chooses not to repurchase the Warrant, the U.S. Treasury may liquidate the Warrant at its current market price.

NOTE  6 – STOCK COMPENSATION EXPENSE

From time to time the Company grants stock options to its employees.  The Company estimates the fair value of the options at the time they are granted to employees and expenses that fair value over the vesting period of the option grant.

On March 19, 2014, 46,300 incentive stock options were granted out of the 2012 Long Term Incentive Plan at an exercise price of $14.43, the closing market price of Premier’s common stock on the grant date.  These options vest in three equal annual installments ending on March 19, 2017.  On March 20, 2013, 52,900 incentive stock options were granted out of the 2012 Long Term Incentive Plan at an exercise price of $11.39, the closing market price of Premier’s common stock on the grant date.  These options vest in three equal annual installments ending on March 20, 2016.

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

	2014	2013
Risk-free interest rate	2.78%	1.96%
Expected option life (yrs)	10.00	10.00
Expected stock price volatility	31.19%	35.24%
Dividend yield	3.33%	3.86%
Weighted average fair value of options granted during the year	$3.74	$2.85

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

Compensation expense of $42,000 was recorded for the first three months of 2014 while $46,000 was recorded for the first three months of 2013.  Stock-based compensation expense is recognized ratably over the requisite vesting period for all awards. Unrecognized stock-based compensation expense related to stock options totaled $240,000 at March 31, 2014. This unrecognized expense is expected to be recognized over the next 35 months based on the vesting periods of the options.

A summary of the Company’s stock option activity and related information is presented below for the three months ended March 31:

	- - - - - - 2014 - - - - - -		- - - - - - 2013 - - - - - -
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	354,281	$9.84	392,366	$9.24
Grants	46,300	14.43	52,900	11.39
Exercises	(8,701)	7.24	-	-
Forfeitures or expired	(2,001)	9.30	-	-
Outstanding at March 31,	389,879	$10.45	445,266	$9.50

Exercisable at March 31,	278,228		296,017
Weighted average remaining life of options outstanding	6.4		6.8
Weighted average fair value of options granted during the year	$3.74		$2.85

Options outstanding at period-end are expected to fully vest.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  6 – STOCK COMPENSATION EXPENSE - continued

Additional information regarding stock options outstanding and exercisable at March 31, 2014, is provided in the following table:

	- - - - - - - - Outstanding - - - - - - - -			- - - - - - - - Currently Exercisable - - - - - - - -
Range of Exercise Prices	Number	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value

$6.50 to $10.00	186,546	$7.39	$1,297	155,355	6.8	$7.37	$1,082
$10.01 to $12.50	72,933	11.46	210	38,873	4.4	11.52	110
$12.51 to $15.00	106,900	13.88	54	60,600	3.4	13.46	54
$15.01 to $17.50	23,500	16.00	-	23,500	1.9	16.00	-
Outstanding - Mar 31, 2014	389,879	10.45	$1,561	278,328	5.3	10.00	$1,246

NOTE  7 – EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the earnings per common share and earnings per common share assuming dilution computations for the three months ended   March 31, 2014 and 2013 is presented below:

	Three Months Ended March 31,
	2014	2013
Basic earnings per share
Income available to common stockholders	$3,505	$2,339
Weighted average common shares outstanding	8,043,213	7,962,693
Earnings per share	$0.44	$0.29

Diluted earnings per share
Income available to common stockholders	$3,505	$2,339
Weighted average common shares outstanding	8,043,213	7,962,693
Add dilutive effects of potential additional common stock	506,963	432,207
Weighted average common and dilutive potential common shares outstanding	8,550,156	8,394,900
Earnings per share assuming dilution	$0.41	$0.28

Stock options for 69,800 and 111,933 shares of common stock were not considered in computing diluted earnings per share for the three months ended March 31, 2014 and 2013 because they were antidilutive.

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

.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  8 – FAIR VALUE - continued

The carrying amounts and estimated fair values of financial instruments at March 31, 2014 were as follows:

		Fair Value Measurements at March 31, 2014 Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and due from banks	$85,925	$85,925	$-	$-	$85,925
Federal funds sold	7,866	7,866	-	-	7,866
Securities available for sale	224,011	-	223,871	140	224,011
Loans held for sale	921	-	-	921	921
Loans, net	728,097	-	-	723,333	723,333
Federal Home Loan Bank stock	3,983	n/a	n/a	n/a	n/a
Interest receivable	2,911	-	610	2,301	2,911

Financial liabilities
Deposits	$(939,849)	$(613,457)	$(327,247)	$-	$(940,704)
Securities sold under agreements to repurchase	(10,490)	-	(10,490)	-	(10,490)
Other borrowed funds	(13,200)	-	(13,211)	-	(13,211)
Interest payable	(334)	(6)	(328)	-	(334)

The carrying amounts and estimated fair values of financial instruments at December 31, 2013 were as follows:

		Fair Value Measurements at December 31, 2013 Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and due from banks	$63,984	$63,984	$-	$-	$63,984
Federal funds sold	12,777	12,777	-	-	12,777
Securities available for sale	218,066	-	217,926	140	218,066
Loans held for sale	77	-	-	77	77
Loans, net	729,743	-	-	725,588	725,588
Federal Home Loan Bank stock	4,183	n/a	n/a	n/a	n/a
Interest receivable	3,132	-	593	2,539	3,132

Financial liabilities
Deposits	$(924,023)	$(592,664)	$(332,475)	$-	$(925,139)
Securities sold under agreements to repurchase	(11,319)	-	(11,319)	-	(11,319)
Other borrowed funds	(13,800)	-	(13,811)	-	(13,811)
Interest payable	(383)	(5)	(378)	-	(383)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  8 – FAIR VALUE - continued

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at March 31, 2014 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale
Mortgage-backed securities
U. S. agency MBS - residential	$39,019	$-	$39,019	$-
U. S. agency CMO’s - residential	171,458	-	171,458	-
Total mortgage-backed securities of government sponsored agencies	210,477	-	210,477	-
U. S. government sponsored agency securities	7,014	-	7,014	-
Obligations of states and political subdivisions	6,520	-	6,380	140
Total available for sale	$224,011	$-	$223,871	$140

		Fair Value Measurements at December 31, 2013 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale
Mortgage-backed securities
U. S. agency MBS - residential	$27,823	$-	$27,823	$-
U. S. agency CMO’s	176,722	-	176,722	-
Total mortgage-backed securities of government sponsored agencies	204,545	-	204,545	-
U. S. government sponsored agency securities	6,981	-	6,981	-
Obligations of states and political subdivisions	6,540	-	6,400	140
Total securities available for sale	$218,066	$-	$217,926	$140
Mortgage-backed securities

There were no transfers between Level 1 and Level 2 during 2014 or 2013.

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  8 – FAIR VALUE - continued

Assets and liabilities measured at fair value on a non-recurring basis at March 31, 2014 are summarized below:

		Fair Value Measurements at March 31, 2014 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Residential Real Estate	$1,085	$-	$-	$1,085
Commercial Real Estate
Owner Occupied	546	-	-	546
Commercial and Industrial	745	-	-	745
All Other	4,156	-	-	4,156
Total impaired loans	6,532	$-	$-	$6,532

Other real estate owned:
Commercial Real Estate
Non-owner Occupied	$290	-	-	$290
All Other	8,728	-	-	8,728
Total OREO	$9,018	$-	$-	$9,018

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $7,934,000 at March 31, 2014 with a valuation allowance of $1,402,000 and a carrying amount of $12,301,000 at December 31, 2013 with a valuation allowance of $2,492,000, resulting in a negative provision for loan losses of $1,437,000 for the three months ended March 31, 2014, compared to a $845,000 provision for loan losses for the three months ended March 31, 2013.  The detail of impaired loans by loan class is contained in Note 3 above.

Other real estate owned measured at fair value less costs to sell, had a net carrying amount of $9,018,000 which is made up of the outstanding balance of $11,395,000 net of a valuation allowance of $2,377,000 at March 31, 2014. There were no additional write downs during the three months ended March 31, 2014, or during the three months ended March 31, 2013.  At December 31, 2013, other real estate owned had a net carrying amount of $8,786,000, made up of the outstanding balance of $11,163,000, net of a valuation allowance of $2,377,000.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  8 – FAIR VALUE - continued

The significant unobservable inputs related to assets and liabilities measured at fair value on a non-recurring basis at March 31, 2014 are summarized below:

	March 31, 2014	Valuation Techniques	Unobservable Inputs	Range (Weighted Avg)
Impaired loans:
Residential Real Estate	$1,085	sales comparison	adjustment for differences between the comparable sales	0.8%-63.5%(12.8%)
Commercial Real Estate
Owner Occupied	546	sales comparison	adjustment for limited salability of specialized property	21.8%-70.0%(48.5%)
Commercial and Industrial	745	sales comparison	adjustment for limited salability of specialized property	25.0%-41.2%(28.0%)
All Other	4,156	sales comparison	adjustment for percentage of completion of construction	57.4%-93.4%(57.5%)
Total impaired loans	6,532

Other real estate owned:
Commercial Real Estate
Non-owner Occupied	290	sales comparison	adjustment for differences between the comparable sales	42.7%-42.7%(42.7%)
All Other	8,728	sales comparison	adjustment for estimated realizable value	9.5%-24.6%(12.4%)
Total OREO	$9,018

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  9 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table details the changes in the single component of accumulated other comprehensive income for the three months ended March 31, 2014:

Accumulated Other Comprehensive Income	Unrealized Gain on Securities Available for Sale
Balance, December 31, 2013	$(625)
Reclassification adjustments to net income:
Realized gain on disposition of securities	-
Provision for income taxes	-
Unrealized gains arising during the period, net of tax	1,794
Balance, March 31, 2014	$1,169

The following table details the changes in the single component of accumulated other comprehensive income for the three months ended March 31, 2013:

Accumulated Other Comprehensive Income	Unrealized Gain on Securities Available for Sale
Balance, December 31, 2012	$6,576
Reclassification adjustments to net income:
Realized gain on disposition of securities	(148)
Provision for income taxes	50
Unrealized losses arising during the period, net of tax	(382)
Balance, March 31, 2013	$6,096

For the three months ended March 31, 2013, the reclassified realized gain on disposition of securities is reported on the income statement under the caption “Gain on disposition of securities” and the reclassified provision for income taxes is reported on the income statement under the caption “Provision for income taxes”.

.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  10 – SUBSEQUENT EVENT

Effective with the close of business on April 4, 2014, Premier completed its purchase of the Bank of Gassaway (“Gassaway”), a $178 million bank headquartered in Gassaway, West Virginia.  Under terms of an amended and restated agreement of merger dated January 3, 2014, Premier Bank, Inc., a wholly owned subsidiary of Premier, paid $20.25 million in cash for the Bank of Gassaway and merged Gassaway’s five branch locations into its operating systems.  As of March 31, 2014, Gassaway had total assets of $178 million, total loans of $96 million and total deposits of $160 million.  Management has not yet completed all of the analyses needed to estimate the fair value of the assets and liabilities acquired, both tangible and intangible.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
MARCH 31, 2014

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

Net income for the three months ended March 31, 2104 was $3,670,000, or $0.41 per diluted share, compared to net income of $2,504,000, or $0.28 per diluted share for the three months ended March 31, 2013.  The increase in income in the first three months of 2014 is largely due to an increase in interest income on loans, a decrease in interest expense, and a decrease in the provision for loan losses, all of which more than offset a decrease in non-interest income and an increase in non-interest expenses.  The increase in interest income on loans in the first three months of 2014 is largely due to approximately $1.8 million of income recognized from purchase discounts and interest income collected on non-accrual loans liquidated during the first quarter of 2014.  The annualized returns on average common shareholders’ equity and average assets were approximately 10.14% and 1.33% for the three months ended March 31, 2014 compared to 6.97% and 0.99% for the same period in 2013.

Net interest income for the three months ended March 31, 2014 totaled $12.00 million, up $1.87 million, or 18.4%, from the $10.14 million of net interest income earned in the first three months of 2013.  Interest income in 2014 increased by $1.63 million, or 14.3%, largely due to a $1.90 million increase in interest income on loans.  Interest income on loans in the first quarter of 2014 included approximately $1.8 million of income recognized from purchase discounts and interest income collected on non-accrual loans liquidated during the quarter.  The timing of these liquidations is difficult to predict, which creates fluctuations in reported loan interest income.  Interest earned on investments decreased by $275,000, or 16.9%, due to a lower average balance of

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
MARCH 31, 2014

investments outstanding during the quarter compared to the first quarter of 2013, although at slightly higher average yields.  Interest earned on federal funds sold and interest bearing bank balances increased by $2,000, largely due to a higher average volume of assets held in this category.

Complementing the increase in interest income in the first quarter of 2014 was $237,000 of interest expense savings.  Interest expense decreased in total during the first three months of 2014 by $237,000, or 18.6%, when compared to the same three months of 2013.  Interest expense on deposits decreased by $204,000, or 18.7%, largely due to a continuing decrease in the average rates paid on deposits on a 2.4% lower average balance of interest bearing deposits outstanding.  Interest expense on repurchase agreements and other short-term borrowings decreased by $5,000, largely due to a lower average balance outstanding.  Interest expense on other borrowings decreased by $28,000, or 16.3%, in the first three months of 2014 compared to the first three months of 2013, largely due to a decrease in the average amount of borrowings outstanding.

The Federal Reserve System Board of Governors’ policy to maintain the federal funds rate at nearly zero, coupled with the U.S. Treasury actively buying investment securities, has significantly reduced the yield on much of Premier’s earning assets, including investments, federal funds sold and variable rate loans.  Premier has tried to offset the lower interest income by lowering the rates paid on its deposits and repurchase agreements with customers.  With the recognition of additional loan interest income upon the liquidation of non-accrual loans in 2014, Premier’s overall net interest margin increased in the first quarter of 2014.  Premier’s net interest margin during the first three months of 2014 was 4.77% compared to 3.99% for the same period in 2013.  A portion of the interest income on loans is the result of recognizing into interest income the remaining fair value discounts on loans acquired via a business acquisition if that loan was paid-off during the period.  These events cannot be predicted with certainty and may positively or negatively affect the comparison of interest income on loans in future periods.  Excluding this income, Premier’s net interest margin during the first three months of 2014 would have been 4.03% compared to 3.99% for the same period in 2013.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
MARCH 31, 2014

Additional information on Premier’s net interest income for the first quarter of 2014 and first quarter of 2013 is contained in the following table.

PREMIER FINANCIAL BANCORP, INC.
AVERAGE CONSOLIDATED BALANCE SHEETS
AND NET INTEREST INCOME ANALYSIS

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
Assets
Interest Earning Assets
Federal funds sold and other	$55,789	$32	0.23%	$48,607	$30	0.25%
Securities available for sale
Taxable	217,697	1,315	2.42	277,806	1,582	2.28
Tax-exempt	4,589	35	4.62	6,037	43	4.32
Total investment securities	222,286	1,350	2.46	283,843	1,625	2.32
Total loans	743,738	11,663	6.36	701,631	9,760	5.64
Total interest-earning assets	1,021,813	13,045	5.18%	1,034,081	11,415	4.48%
Allowance for loan losses	(10,856)			(11,836)
Cash and due from banks	26,161			26,617
Other assets	70,450			69,182
Total assets	$1,107,568			$1,118,044

Liabilities and Equity
Interest-bearing liabilities
Interest-bearing deposits	$719,816	887	0.50	$737,548	1,091	0.60
Short-term borrowings	12,363	7	0.23	19,649	12	0.25
FHLB advances	-	-	-	-	-	-
Other borrowings	13,484	144	4.33	15,759	172	4.43
Total interest-bearing liabilities	745,663	1,038	0.56%	772,956	1,275	0.67%
Non-interest bearing deposits	207,217			195,247
Other liabilities	4,433			3,759
Stockholders’ equity	150,255			146,082
Total liabilities and equity	$1,107,568			$1,118,044

Net interest earnings		$12,007			$10,140
Net interest spread			4.62%			3.81%
Net interest margin			4.77%			3.99%

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
MARCH 31, 2014

Non-interest income decreased by $264,000, or 16.0%, to $1,381,000 for the first three months of 2014 compared to the same three months of 2013.  However, this decrease includes the effect of a $148,000 gain on the disposition of an investment security that was called during the first quarter of 2013, increasing the comparative income for that period.  Excluding this gain, service charges on deposit accounts decreased by $50,000, or 6.3%, income from selling mortgages in the secondary market decreased by $75,000, or 79.8%, and income from other sources decreased by $16,000 or 11.1%.  The decrease in secondary market mortgage income is largely due to a decrease in customer demand for refinancing existing mortgage loans compared to one-year ago as a result of an increase in long-term mortgage rates.  Partially offsetting these decreases in non-interest income, electronic banking income (income from debit/credit cards, ATM fees and internet banking charges) increased by $25,000, or 5.3%.

Non-interest expenses for the first quarter of 2014 totaled $8,029,000, or 2.94% of average assets on an annualized basis, compared to $7,387,000, or 2.68% of average assets for the same period of 2013.  The $642,000 increase in non-interest expenses in 2014 when compared to the first quarter of 2013 is largely due to a $392,000, or 10.9%, increase in staff costs and a $380,000 increase in professional fees.  The increase in staff costs is primarily due to a $99,000, or 3.4%, increase in salaries and wages (net of deferred loan costs) and a $276,000, or 103%, increase in benefit plan costs, namely employee medical insurance benefits.  The increase in professional fees includes a $33,000 increase in legal fees related to the acquisition of the Bank of Gassaway, $275,000 accrued for the legal related matters and a $71,000 increase in external audit costs, some of which is related to the Company’s newly required internal control audit as an accelerated filer under Sarbanes-Oxley section 404.  Other increases in non-interest expenses include a $74,000, or 6.9% increase in occupancy and equipment costs, a $74,000 or 96.1% increase in supplies costs, and a $49,000, or 6.0% increase in data processing costs.  Occupancy costs were higher in the first quarter of 2014, largely due to higher utility and higher snow removal costs related to the harsh winter in 2014, while equipment costs were higher due to higher equipment maintenance costs.  Supply costs increased as the Company prepared for the conversion of the Bank of Gassaway early in the second quarter.  Data processing costs increased primarily due to higher volumes of customers using internet banking, higher ATM processing costs, and higher payroll processing costs.  Decreases in non-interest expense during the first quarter of 2014 include a $230,000, or 71.0%, decrease in expenses and writedowns on other real estate owned (OREO), a $60,000, or 28.3%, decrease in taxes not based on income, and a $70,000, or 51.1%, decrease in loan collection expenses.  OREO expenses decreased largely due to a decrease in the amount of expenses related to the maintenance of OREO properties that were either sold in 2013 or under construction in 2013.  Taxes not on income decreased largely due to a decrease in state based franchise taxes.

Income tax expense was $1,999,000 for the first three months of 2014 compared to $1,324,000 for the first three months of 2013.  The effective tax rate for the three months ended March 31, 2014 was 35.3% compared to the 34.6% effective tax rate for the same period in 2013.  The increase in income tax expense can be primarily attributed to the increase in pre-tax income detailed above, while the increase in the effective income tax rate can be attributed to Premier’s improving financial performance resulting in higher levels of federal taxable income resulting in a partial phase-in of the 35% maximum federal corporate income tax rate, up from the basic 34% federal corporate income tax rate.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
MARCH 31, 2014

B.         Financial Position

Total assets at March 31, 2014 increased by $19.6 million to $1.120 billion from the $1.100 billion at December 31, 2013.  Earnings assets increased by $19.9 million from the $1.012 billion at year-end 2013 to end the quarter at $1.032 billion.  The increase in total assets was largely due to an increase in securities available for sale and an increase in interest bearing bank balances (see below).

Cash and due from banks at March 31, 2014 was $27.9 million, a $508,000 increase from the $27.4 million at December 31, 2013.  Interest bearing bank balances increased by $21.4 million from the $36.6 million reported at December 31, 2013, while federal funds sold decreased by $4.9 million to $7.9 million at March 31, 2014.  Changes in these highly liquid assets are generally in response to increases in deposits, the demand for deposit withdrawals or the funding of loans or investment purchases and are part of Premier’s management of its liquidity and interest rate risks.  The increase in interest bearing bank balances during the first three months of 2014 was largely in response to increases in available funds from loan payoffs plus an increase in total deposits outstanding at the end of the quarter.

Securities available for sale totaled $224.0 million at March 31, 2014, a $5.9 million increase from the $218.1 million at December 31, 2013.  The increase was largely due to $12.3 million of purchases of investment securities and a $2.7 million increase in the market value of the securities available for sale, which more than offset $8.8 million of proceeds from monthly principal payments on Premier’s mortgage backed securities portfolio and securities maturing during the quarter.  The investment portfolio is predominately high quality residential mortgage backed securities backed by the U.S. Government or Government sponsored agencies.  Any unrealized losses on securities within the portfolio at March 31, 2014 and December 31, 2013 are believed to be price changes resulting from increases in the long-term interest rate environment and management anticipates receiving all principal and interest on these investments as they come due.  Additional details on investment activities can be found in the Consolidated Statements of Cash Flows.

Total loans at March 31, 2014 were $738.4 million compared to $740.8 million at      December 31, 2013, a decrease of approximately $2.3 million, or 0.3%.  The decrease in loans was largely due to payoffs, transfers of loans to OREO upon foreclosure and principal payments on loans which more than offset loan demand during the first quarter of 2014.  Loan payoffs during the first quarter of 2014 included $4.9 million of payoffs on non-accrual loans which resulted in recognizing approximately $1.6 million of interest income deferred while the loans were on non-accrual status and $232,000 of remaining purchase discounts associated with the loans.

Deposits totaled $939.8 million as of March 31, 2014, a $15.8 million increase from the $924.0 million in deposits at December 31, 2013.  The overall increase in deposits is largely due to a $10.8 million, or 6.7%, increase in interest bearing transaction accounts and a $4.4 million, or 2.0%, increase in savings and money market accounts.  These increases were partially offset by a $5.0 million, or 1.5%, decrease in certificates of deposit.  Repurchase agreements with corporate and public entity customers decreased in the first quarter of 2013 by $829,000, or 7.3%.  Other borrowed funds decreased by $600,000 during the first quarter of 2014 due to regularly scheduled principal payments plus accelerated principal payments.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
MARCH 31, 2014

The following table sets forth information with respect to the Company’s nonperforming assets at March 31, 2014 and December 31, 2013.

	(In Thousands)
	2014	2013
Non-accrual loans	$11,060	$16,641
Accruing loans which are contractually past due 90 days or more	6,458	8,478
Accruing restructured loans	3,540	3,655
Total non-performing loans	21,058	28,774
Other real estate acquired through foreclosure (OREO)	13,258	13,524
Total non-performing assets	$34,316	$42,298

Non-performing loans as a percentage of total loans	2.85%	3.88%

Non-performing assets as a percentage of total assets	3.06%	3.84%

Total non-performing loans have decreased since year-end, largely due to $4.9 million of payoffs on non-accrual loans during the first quarter of 2014.  Also affecting the decrease in non-performing loans was a $2.0 million decrease in loans past due 90 days or more that were brought current and a $115,000 decrease in restructured loans that have been performing as agreed.  Total non-performing assets have decreased since year-end, largely due to the reduction in non-performing loans plus a $266,000 decrease in other real estate acquired through foreclosure (OREO).  The significant level of non-accrual loans and OREO is largely due to the non-performing assets that came with the acquisition of Abigail Adams and its two subsidiary banks (the “Acquired Banks”).

At December 31, 2013, the Acquired Banks accounted for $27.2 million, or 64.4%, of Premier’s non-performing assets while at March 31, 2014 the Acquired Banks accounted for $22.7 million, or 66.2% of Premier’s non-performing assets.  However, since these assets were recorded at an estimated fair value on the date of acquisition, the amount of credit risk assumed by Premier is not nearly as great as the volume of non-performing assets suggests taken at face value.  The estimate of fair value on all loans, but particularly on non-performing assets, included factors for the measurement of credit risk, interest rate risk and re-salability in the most advantageous market for the loans in an orderly transaction between market participants. These estimates included significant discounts on the non-accrual loans.  The following table illustrates the face value of the non-performing assets of the Acquired Banks as of March 31, 2014 and December 31, 2013 and the discounted net carrying value of those non-performing assets.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
MARCH 31, 2014

NON-PERFORMING ASSETS AT ACQUIRED SUBSIDIARY BANKS
(Dollars in thousands)
	March 31, 2014		December 31, 2013
	Face Value	Discounted Net Carrying Value	Face Value	Discounted Net Carrying Value
Non-performing Assets
Non-accrual loans	$16,257	$7,427	$18,159	$9,097
Loans 90+ days past due	5,023	4,973	7,165	7,085
Restructured loans	489	489	494	494
Other real estate owned	10,261	9,821	11,095	10,545
Total non-performing assets	$32,030	$22,710	$36,913	$27,221

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

Gross charge-offs totaled $446,000 during the first three months of 2014, largely due to the partial charge-off of a previously identified impaired loan that was foreclosed upon and placed into OREO during the quarter.  Any collections on charged-off loans, or partially charged-off loans, would be presented in future financial statements as recoveries of the amounts charged against the allowance.  Recoveries recorded during the first three months of 2014 totaled $73,000 resulting in net charge-offs for the first quarter of 2014 of $373,000.  This compares to $284,000 of net recoveries recorded in the first quarter of 2013.  The allowance for loan losses at March 31, 2014 was 1.40% of total loans compared to 1.49% at December 31, 2013.  The decrease in the ratio is largely due to the decrease in the amount of allowance allocated to loans individually evaluated for impairment due to payoffs received or recording a partial charge-off upon foreclosure and transfer of the remaining loan balance to OREO.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
MARCH 31, 2014

During the first quarter of 2014, Premier reversed a portion of its allowance for loans losses into income by recording a $310,000 negative provision for loan losses.  This negative provision compares to $570,000 of provision expense recorded during the same quarter of 2013.  The negative provision for loan losses was the result of specific reserves allocated to impaired loans that ultimately paid in full during the first quarter of 2014.  As a result, the specific reserves were no longer needed and were reversed into income.  The reversal more than offset additional provision expense recorded during the quarter resulting from new loans recorded and increases in the estimated credit risk in the loan portfolio related to loans collectively allocated for impairment.  The allowance for loan losses allocated to loans individually evaluated for impairment decreased from $1.9 million at December 31, 2013 to $770,000 at March 31, 2014, which included the partial charge-off of a previously identified impaired loan that was foreclosed upon and placed into OREO during the quarter.

During the first quarter of 2013, Premier recorded $570,000 of provision for loan losses.  In the first quarter of 2013, Premier received $535,000 of payments on loans previously charged off (loan recoveries) which added to the balance of the allowance for loan losses.  The recoveries partially offset the estimated increase in the overall credit risk in the loan portfolio resulting largely from specific reserve allocations on impaired loans.  The allowance for loan losses allocated to loans individually evaluated for impairment increased from $3.3 million at   December 31, 2012 to $4.2 million at March 31, 2013.

The provisions for loan losses recorded in 2014 and 2013 were made in accordance with Premier’s policies regarding management’s estimation of probable incurred losses in the loan portfolio and the adequacy of the allowance for loan losses, which are in accordance with accounting principles generally accepted in the United States of America.  Future provisions to the allowance for loan losses, positive or negative, will depend on future improvement or deterioration in estimated credit risk in the loan portfolio as well as whether additional payments are received on loans having significant credit risk.  Premier continues to monitor and evaluate the impact that national housing market price declines may have on its local markets and collateral valuations as management evaluates the adequacy of the allowance for loan losses.  While some price deterioration has occurred, it is not currently anticipated that Premier’s markets will be impacted as severely as other areas of the country due to the historically modest increases in real estate values in the Company’s markets in West Virginia, Ohio and Kentucky. With the concentrations of commercial real estate loans acquired in the Washington, DC and Richmond, Virginia markets, fluctuations in commercial real estate values will also be monitored. For additional details on the activity in the allowance for loan losses, impaired loans, past due and non-accrual loans and restructured loans, see Note 3 to the consolidated financial statements.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
MARCH 31, 2014

C.         Critical Accounting Policies

The Company follows financial accounting and reporting policies that are in accordance with generally accepted accounting principles in the United States of America.  These policies are presented in Note 1 to the consolidated audited financial statements in the Company's annual report on Form 10-K for the year ended December 31, 2013.  Some of these accounting policies, as discussed below, are considered to be critical accounting policies.  Critical accounting policies are those policies that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  The Company has identified four accounting policies that are critical accounting policies, and an understanding of these policies is necessary to understand the financial statements.  These policies relate to determining the adequacy of the allowance for loan losses, the identification and evaluation of impaired loans, the impairment of goodwill and the realization of deferred tax assets.  A detailed description of these accounting policies is contained in the Company’s annual report on Form 10-K for the year ended December 31, 2013.  There have been no significant changes in the application of these accounting policies since December 31, 2013.

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

2.	Cash flow generated by repayment of loans and interest.

3.	Arrangements with correspondent banks for purchase of unsecured federal funds.

4.	The sale of securities under repurchase agreements and borrowing from the Federal Home Loan Bank.

5.	Maintenance of an adequate available-for-sale security portfolio. The Company owns $224.0 million of securities at fair value as of March 31, 2014.

The cash flow statements for the periods presented in the financial statements provide an indication of the Company’s sources and uses of cash as well as an indication of the ability of the Company to maintain an adequate level of liquidity.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
MARCH 31, 2014

E.         Capital

At March 31, 2014, total shareholders’ equity of $150.5 million was 13.4% of total assets.  This compares to total shareholders’ equity of $146.9 million, or 13.4% of total assets on   December 31, 2013.

Tier I capital totaled $122.2 million at March 31, 2014, which represents a Tier I leverage ratio of 11.3%.  This ratio is up slightly $119.9 million of Tier I capital and related 11.0% leverage ratio at December 31, 2013 as the growth in Tier I capital was divided by a slightly lower base of average total assets at March 31, 2014.

Book value per common share was $17.22 at March 31, 2014, and $16.79 at December 31, 2013.  The increase in book value per share was the result of the $0.41 per share earned during the quarter, including an approximate $0.02 per share reduction for the $150,000 of preferred stock dividends and related accretion.  This increase was partially offset by the $0.11 per share special cash dividend to common shareholders declared and paid during January 2014 and by the $0.12 per share quarterly cash dividend to common shareholders declared and paid during the first quarter of 2014.  Also increasing book value per share was the $1,794,000 of other comprehensive income for the first three months of 2014 related to the after tax increase in the market value of investment securities available for sale, which increased book value by approximately $0.22 per share.

PREMIER FINANCIAL BANCORP, INC.
MARCH 31, 2014

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company currently does not engage in any derivative or hedging activity.  Refer to the Company’s 2013 10-K for analysis of the interest rate sensitivity.  The Company believes there have been no significant changes in the interest rate sensitivity since previously reported on the Company’s 2013 10-K.

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

PREMIER FINANCIAL BANCORP, INC.
MARCH 31, 2014

PART II - OTHER INFORMATION

Item 1.              Legal Proceedings                                                                                             None

Item 1A.           Risk Factors

Please refer to Premier’s Annual Report on Form 10-K for the year ended December 31, 2013 for disclosures with respect to Premier’s risk factors at December 31, 2013. There have been no material changes since year-end 2013 in the specified risk factors disclosed in the Annual Report on Form 10-K.

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
MARCH 31, 2014

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PREMIER FINANCIAL BANCORP, INC.

Date: May 8, 2014                                          /s/ Robert W. Walker
Robert W. Walker
President & Chief Executive Officer

Date: May 8, 2014                                          /s/ Brien M. Chase
Brien M. Chase
Senior Vice President & Chief Financial Officer