Form 10-Q
period 2014-06-30
PREMIER FINANCIAL BANCORP INC
filed 2014-08-08
CIK 887919

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Common stock, no par value, – 8,102,745 shares outstanding at July 31, 2014

PREMIER FINANCIAL BANCORP, INC.
JUNE 30, 2014

PREMIER FINANCIAL BANCORP, INC.
JUNE 30, 2014

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

The accompanying information has not been audited by an independent registered public accounting firm; however, in the opinion of management such information reflects all adjustments necessary for a fair presentation of the results for the interim period.  All such adjustments are of a normal and recurring nature.  Premier Financial Bancorp, Inc.’s (“Premier’s”) accounting and reporting policies are in accordance with accounting principles generally accepted in the United States of America.  Certain accounting principles used by Premier involve a significant amount of judgment about future events and require the use of estimates in their application.  The following policies are particularly sensitive in terms of judgments and the extent to which estimates are used: allowance for loan losses, the identification and evaluation of impaired loans, the impairment of goodwill, the realization of deferred tax assets and stock based compensation disclosures.  These estimates are based on assumptions that may involve significant uncertainty at the time of their use.  However, the policies, the estimates and the estimation process as well as the resulting disclosures are periodically reviewed by the Audit Committee of the Board of Directors and material estimates are subject to review as part of the external audit by the independent registered public accounting firm.

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

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2014 AND DECEMBER 31, 2013
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	(UNAUDITED)
	2014	2013
ASSETS
Cash and due from banks	$39,081	$27,378
Interest bearing bank balances	54,296	36,606
Federal funds sold	3,548	12,777
Cash and cash equivalents	96,925	76,761
Securities available for sale	269,770	218,066
Loans held for sale	487	77
Loans	832,841	740,770
Allowance for loan losses	(9,877)	(11,027)
Net loans	822,964	729,743
Federal Home Loan Bank stock, at cost	3,895	4,183
Premises and equipment, net	21,123	17,798
Real estate and other property acquired through foreclosure	12,842	13,524
Interest receivable	3,386	3,132
Goodwill	33,796	29,875
Other intangible assets	3,483	2,121
Deferred taxes	2,540	4,439
Other assets	644	460
Total assets	$1,271,855	$1,100,179

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Non-interest bearing	$255,430	$210,193
Time deposits, $100,000 and over	174,693	146,905
Other interest bearing	659,438	566,925
Total deposits	1,089,561	924,023
Securities sold under agreements to repurchase	11,003	11,319
Other borrowed funds	12,937	13,800
Interest payable	461	383
Other liabilities	4,403	3,714
Total liabilities	1,118,365	953,239

Stockholders' equity
Preferred stock, no par value; $12,000 liquidation preference,
5% cumulative, 1,000,000 shares authorized; 12,000 shares issued and outstanding	11,985	11,955
Common stock, no par value; 20,000,000 shares authorized; 8,101,545 shares issued and outstanding at June 30, 2014, and 8,038,345 shares issued and outstanding at December 31, 2013	74,208	73,589
Retained earnings	65,639	62,021
Accumulated other comprehensive income (loss)	1,658	(625)
Total stockholders' equity	153,490	146,940
Total liabilities and stockholders' equity	$1,271,855	$1,100,179

See Accompanying Notes to Consolidated Financial Statements

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest income
Loans, including fees	$11,262	$10,706	$22,925	$20,466
Securities available for sale
Taxable	1,400	1,528	2,715	3,110
Tax-exempt	63	41	98	84
Federal funds sold and other	64	42	96	72
Total interest income	12,789	12,317	25,834	23,732

Interest expense
Deposits	960	1,054	1,847	2,145
Repurchase agreements and other	9	6	16	18
Other borrowings	144	164	288	336
Total interest expense	1,113	1,224	2,151	2,499

Net interest income	11,676	11,093	23,683	21,233
Provision for loan losses	(79)	(70)	(389)	500
Net interest income after provision for loan losses	11,755	11,163	24,072	20,733

Non-interest income
Service charges on deposit accounts	899	847	1,638	1,636
Electronic banking income	655	517	1,150	987
Secondary market mortgage income	50	47	69	141
Gain on disposition of securities	-	-	-	148
Other	179	170	307	314
	1,783	1,581	3,164	3,226
Non-interest expenses
Salaries and employee benefits	4,873	3,845	8,857	7,437
Occupancy and equipment expenses	1,307	1,103	2,460	2,182
Outside data processing	1,029	855	1,898	1,675
Professional fees	209	289	745	445
Taxes, other than payroll, property and income	152	151	304	363
Write-downs, expenses, sales of other real estate owned, net	(488)	272	(394)	596
Amortization of intangibles	224	152	368	304
FDIC insurance	260	200	461	412
Loan collection expenses	127	129	194	266
Other expenses	1,021	813	1,850	1,516
	8,714	7,809	16,743	15,196
Income before income taxes	4,824	4,935	10,493	8,763
Provision for income taxes	1,724	1,826	3,723	3,150

Net income	$3,100	$3,109	$6,770	$5,613

Preferred stock dividends and accretion	(165)	(165)	(330)	(330)
Net income available to common stockholders	$2,935	$2,944	$6,440	$5,283

Net income per share:
Basic	$0.36	$0.37	$0.80	$0.66
Diluted	0.34	0.35	0.75	0.63

See Accompanying Notes to Consolidated Financial Statements

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$3,100	$3,109	$6,770	$5,613

Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale arising during the period	741	(4,830)	3,459	(5,409)
Reclassification of realized gain on the disposition of securities	-	-	-	(148)
Net change in unrealized gain (loss) on securities available for sale	741	(4,830)	3,459	(5,557)
Less tax impact	(252)	1,642	(1,176)	1,889
Other comprehensive income (loss)	489	(3,188)	2,283	(3,668)

Comprehensive income (loss)	$3,589	$(79)	$9,053	$1,945

See Accompanying Notes to Consolidated Financial Statements

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2014 AND 2013
(UNAUDITED, DOLLARS IN THOUSANDS)

	2014	2013
Cash flows from operating activities
Net income	$6,770	$5,613
Adjustments to reconcile net income to net cash from operating activities
Depreciation	735	677
Provision for loan losses	(389)	500
Amortization (accretion), net	484	131
OREO writedowns (gains on sales), net	(800)	(74)
Stock compensation expense	170	87
Loans originated for sale	(3,192)	(6,703)
Secondary market loans sold	2,851	6,797
Secondary market income	(69)	(141)
Gain on disposition of securities	-	(148)
Changes in :
Interest receivable	417	296
Other assets	1,066	205
Interest payable	(56)	(59)
Other liabilities	174	148
Net cash from operating activities	8,161	7,329

Cash flows from investing activities
Purchases of securities available for sale	(34,453)	(27,230)
Proceeds from maturities and calls of securities available for sale	24,298	46,900
Redemption of FHLB stock	408	-
Net change in loans	1,605	(9,401)
Acquisition of subsidiary, net of cash received	40,973	-
Purchases of premises and equipment, net	(290)	(345)
Improvements to OREO property	(242)	(1,029)
Proceeds from sales of other real estate acquired through foreclosure	2,803	1,795
Net cash from investing activities	35,102	10,690

Cash flows from financing activities
Net change in deposits	(18,903)	2,386
Net change in agreements to repurchase securities	(316)	(17,587)
Repayment of other borrowed funds	(1,207)	(1,049)
Proceeds from stock option exercises	449	372
Common stock dividends paid	(2,822)	(1,756)
Preferred stock dividends paid	(300)	(300)
Net cash from financing activities	(23,099)	(17,934)

Net change in cash and cash equivalents	20,164	85

Cash and cash equivalents at beginning of period	76,761	70,245

Cash and cash equivalents at end of period	$96,925	$70,330

See Accompanying Notes to Consolidated Financial Statements

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
SIX MONTHS ENDED JUNE 30, 2014 AND 2013
(UNAUDITED, DOLLARS IN THOUSANDS)

	2014	2013
Supplemental disclosures of cash flow information:
Cash paid during period for interest	$2,207	$2,559

Cash paid during period for income taxes	2,299	3,376

Loans transferred to real estate acquired through foreclosure	1,079	882

See Accompanying Notes to Consolidated Financial Statements

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Premier Financial Bancorp, Inc. (the Company) and its wholly owned subsidiaries (the “Banks”):

				June 30, 2014
		Year	Total	Net Income
Subsidiary	Location	Acquired	Assets	Qtr	YTD
Citizens Deposit Bank & Trust	Vanceburg, Kentucky	1991	$368,479	$955	$2,260
Premier Bank, Inc.	Huntington, West Virginia	1998	896,228	2,193	5,087
Parent and Intercompany Eliminations			7,148	(48)	(577)
Consolidated Total			$1,271,855	$3,100	$6,770

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

In May 2014, FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606). The ASU creates a new topic, Topic 606, to provide guidance on revenue recognition for entities that enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additional disclosures are required to provide quantitative and qualitative information regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new guidance is effective for annual reporting periods, and interim reporting periods within those annual periods, beginning after December 15, 2016. Early adoption is not permitted. Management is currently evaluating the impact of the adoption of this guidance on the Company’s financial statements.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  2 –SECURITIES

Amortized cost and fair value of investment securities, by category, at June 30, 2014 are summarized as follows:

2014	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
Mortgage-backed securities
U. S. sponsored agency MBS - residential	$58,787	$715	$(12)	$59,490
U. S. sponsored agency CMO’s - residential	161,632	2,661	(1,244)	163,049
Total mortgage-backed securities of government sponsored agencies	220,419	3,376	(1,256)	222,539
U. S. government sponsored agency securities	36,045	125	(25)	36,145
Obligations of states and political subdivisions	10,794	292	-	11,086
Total available for sale	$267,258	$3,793	$(1,281)	$269,770

Amortized cost and fair value of investment securities, by category, at December 31, 2013 are summarized as follows:

2013	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
Mortgage-backed securities
U. S. sponsored agency MBS - residential	$27,681	$463	$(321)	$27,823
U. S. sponsored agency CMO’s - residential	178,000	1,167	(2,445)	176,722
Total mortgage-backed securities of government sponsored agencies	205,681	1,630	(2,766)	204,545
U. S. government sponsored agency securities	7,058	30	(107)	6,981
Obligations of states and political subdivisions	6,275	265	-	6,540
Total available for sale	$219,014	$1,925	$(2,873)	$218,066

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  2–SECURITIES - continued

The amortized cost and fair value of securities at June 30, 2014 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available for sale
Due in one year or less	$6,728	$6,729
Due after one year through five years	29,053	29,417
Due after five years through ten years	9,854	9,866
Due after ten years	1,204	1,219
Mortgage-backed securities of government sponsored agencies	220,419	222,539
Total available for sale	$267,258	$269,770

A $148,000 gain was recognized from calls of securities during the first six months of 2013 while no gains were recorded in the first six months of 2014.  There were no sales of securities during the first six months of 2014 nor the first six months of 2013.

Securities with unrealized losses at June 30, 2014 aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. government sponsored agency securities	$4,107	$(17)	$3,990	$(8)	$8,097	$(25)
U.S government sponsored agency MBS's – residential	4,354	(6)	4,155	(6)	8,509	(12)
U.S government sponsored agency CMO's – residential	14,457	(167)	27,641	(1,077)	42,098	(1,244)
Total temporarily impaired	$22,918	$(190)	$35,786	$(1,091)	$58,704	$(1,281)

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

The investment portfolio is predominately high quality interest-bearing debt securities with defined maturity dates backed by the U.S. Government or Government sponsored entities.  The unrealized losses at June 30, 2014 and December 31, 2013 are price changes resulting from changes in the interest rate environment and are considered to be temporary declines in the value of the securities.  Their fair value is expected to recover as the bonds approach their maturity date and/or market conditions improve.

NOTE  3 - LOANS

Major classifications of loans at June 30, 2014 and December 31, 2013 are summarized as follows:

	2014	2013
Residential real estate	$279,116	$216,081
Multifamily real estate	32,424	38,456
Commercial real estate:
Owner occupied	103,070	90,539
Non owner occupied	218,113	208,756
Commercial and industrial	79,978	85,301
Consumer	35,090	25,113
All other	85,050	76,524
	$832,841	$740,770

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

Activity in the allowance for loan losses by portfolio segment for the six months ended June 30, 2014 was as follows:

Loan Class	Balance Dec 31, 2013	Provision for loan losses	Loans charged-off	Recoveries	Balance June 30, 2014

Residential real estate	$2,694	$(391)	$171	$8	$2,140
Multifamily real estate	417	(106)	-	-	311
Commercial real estate:
Owner occupied	1,407	39	82	-	1,364
Non owner occupied	2,037	556	323	-	2,270
Commercial and industrial	2,184	(616)	84	5	1,489
Consumer	297	(33)	59	27	232
All other	1,991	162	204	122	2,071
Total	$11,027	$(389)	$923	$162	$9,877

Activity in the allowance for loan losses by portfolio segment for the six months ending June 30, 2013 was as follows:

Loan Class	Balance Dec 31, 2012	Provision for loan losses	Loans charged-off	Recoveries	Balance June 30, 2013

Residential real estate	$2,163	$358	$156	$6	$2,371
Multifamily real estate	331	98	-	-	429
Commercial real estate:
Owner occupied	1,117	(255)	67	299	1,094
Non owner occupied	1,888	80	-	-	1,968
Commercial and industrial	3,046	987	12	52	4,073
Consumer	244	27	63	25	233
All other	2,699	(795)	94	220	2,030
Total	$11,488	$500	$392	$602	$12,198

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

Activity in the allowance for loan losses by portfolio segment for the three months ended June 30, 2014 was as follows:

Loan Class	Balance March 31, 2014	Provision for loan losses	Loans charged-off	Recoveries	Balance June 30, 2014

Residential real estate	$2,250	$36	$152	$6	$2,140
Multifamily real estate	297	14	-	-	311
Commercial real estate:
Owner occupied	1,477	(32)	81	-	1,364
Non owner occupied	2,385	(92)	23	-	2,270
Commercial and industrial	1,527	(20)	21	3	1,489
Consumer	220	37	33	8	232
All other	2,188	(22)	167	72	2,071
Total	$10,344	$(79)	$477	$89	$9,877

Activity in the allowance for loan losses by portfolio segment for the three months ending June 30, 2013 was as follows:

Loan Class	Balance March 31, 2013	Provision for loan losses	Loans charged-off	Recoveries	Balance June 30, 2013

Residential real estate	$2,066	$386	$85	$4	$2,371
Multifamily real estate	347	82	-	-	429
Commercial real estate:
Owner occupied	1,191	(97)	-	-	1,094
Non owner occupied	1,967	1	-	-	1,968
Commercial and industrial	4,096	(23)	2	2	4,073
Consumer	174	66	16	9	233
All other	2,501	(485)	38	52	2,030
Total	$12,342	$(70)	$141	$67	$12,198

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

Purchased Impaired Loans

The Company holds purchased loans for which there was, at their acquisition date, evidence of deterioration of credit quality since their origination and it was probable, at acquisition, that all contractually required payments would not be collected.  The carrying amount of those loans is as follows at June 30, 2014 and December 31, 2013.

	2014	2013
Residential real estate	$174	$183
Multifamily real estate	534	1,229
Commercial real estate
Owner occupied	246	250
Non owner occupied	5,752	6,782
Commercial and industrial	486	496
All other	4,665	4,623
Total carrying amount	$11,857	$13,563

Carrying amount, net of allowance	$11,225	$12,931

For those purchased loans disclosed above, the Company did not increase the allowance for loan losses for the six months ended June 30, 2014, nor did it increase the allowance for loan losses for purchased impaired loans during the six months ended June 30, 2013.

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

The accretable yield, or income expected to be collected, on the purchased loans above is as follows at June 30, 2014 and June 30, 2013.

	2014	2013
Balance at January 1	$217	$635
New loans purchased	-	-
Accretion of income	(6)	(18)
Reclassifications from non-accretable difference	-	-
Disposals	-	-
Balance at June 30	$211	$617

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

Past Due and Non-performing Loans

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of June 30, 2014 and December 31 2013.  The recorded investment in non-accrual loans is less than the principal owed on non-accrual loans due to discounts applied to the carrying value of the loan at time of their acquisition and interest payments made by the borrower which have been used to reduce the recorded investment in the loan rather than recognized as interest income.

June 30, 2014	Principal Owed on Non-accrual Loans	Recorded Investment in Non-accrual Loans	Loans Past Due Over 90 Days, still accruing

Residential real estate	$2,435	$2,150	$1,774
Multifamily real estate	1,941	1,197	1,366
Commercial real estate
Owner occupied	2,257	2,003	1,261
Non owner occupied	2,028	1,892	308
Commercial and industrial	2,907	1,561	101
Consumer	235	215	33
All other	12,144	4,710	210
Total	$23,947	$13,728	$5,053

December 31, 2013	Principal Owed on Non-accrual Loans	Recorded Investment in Non-accrual Loans	Loans Past Due Over 90 Days, still accruing

Residential real estate	$2,021	$1,725	$1,737
Multifamily real estate	3,282	1,889	1,369
Commercial real estate
Owner occupied	1,364	1,147	1,387
Non owner occupied	2,683	1,973	3,739
Commercial and industrial	6,838	4,961	84
Consumer	167	148	16
All other	12,212	4,798	146
Total	$28,567	$16,641	$8,478

Nonaccrual loans and impaired loans are defined differently.  Some loans may be included in both categories, and some may only be included in one category. Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

The following table presents the aging of the recorded investment in past due loans as of June 30, 2014 by class of loans:
Loan Class	Total Loans	30-89 Days Past Due	Greater than 90 days past due	Total Past Due	Loans Not Past Due

Residential real estate	$279,116	$6,874	$2,781	$9,655	$269,461
Multifamily real estate	32,424	907	2,029	2,936	29,488
Commercial real estate:
Owner occupied	103,070	790	2,484	3,274	99,796
Non owner occupied	218,113	9,097	1,993	11,090	207,023
Commercial and industrial	79,978	2,553	1,404	3,957	76,021
Consumer	35,090	691	114	805	34,285
All other	85,050	761	4,875	5,636	79,414
Total	$832,841	$21,673	$15,680	$37,353	$795,488

The table above includes approximately $3,574,000 of loans 30-89 days past due and $1,335,000 of loans greater than 90 days past due that were acquired via the purchase of the Bank of Gassaway on April 4, 2014.  See Note 9 below for additional details on purchase of the Bank of Gassaway.

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2014:
	Allowance for Loan Losses				Loan Balances
Loan Class	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total

Residential real estate	$32	$2,108	$-	$2,140	$2,081	$276,861	$174	$279,116
Multifamily real estate	28	283	-	311	1,806	30,084	534	32,424
Commercial real estate:
Owner occupied	129	1,235	-	1,364	1,830	100,994	246	103,070
Non-owner occupied	-	2,270	-	2,270	207	212,154	5,752	218,113
Commercial and industrial	338	1,019	132	1,489	868	78,624	486	79,978
Consumer	-	232	-	232	-	35,090	-	35,090
All other	-	1,571	500	2,071	2,595	77,790	4,665	85,050
Total	$527	$8,718	$632	$9,877	$9,387	$811,597	$11,857	$832,841

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

.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

As of June 30, 2014, the table above includes approximately $92,650,000 of loans acquired from the purchase of the Bank of Gassaway reported as collectively evaluated for impairment with no loans deemed by management to be reported as individually evaluated for impairment or acquired with deteriorated credit quality.

In the tables below, total individually evaluated impaired loans include certain purchased loans that were acquired with deteriorated credit quality that are still individually evaluated for impairment.

The following table presents loans individually evaluated for impairment by class of loans as of June 30, 2014.  The table includes $5,869,000 of loans acquired with deteriorated credit quality that the Company cannot reasonably estimate cash flows such that they are accounted for on the cost recovery method and are still individually evaluated for impairment.

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Residential real estate	$1,550	$1,384	$-
Multifamily real estate	2,725	1,980	-
Commercial real estate
Owner occupied	1,651	1,468	-
Non owner occupied	275	207	-
Commercial and industrial	792	44	-
All other	2,631	2,595	-
	9,624	7,678	-
With an allowance recorded:
Residential real estate	$882	$871	$32
Multifamily real estate	365	360	28
Commercial real estate
Owner occupied	475	475	129
Commercial and industrial	1,616	1,207	470
All other	12,063	4,665	500
	15,401	7,578	1,159
Total	$25,025	$15,256	$1,159

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2013.  The table includes $7,483,000 of loans acquired with deteriorated credit quality that the Company cannot reasonably estimate cash flows such that they are accounted for on the cost recovery method and are still individually evaluated for impairment.

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

The following table presents the average balance of loans individually evaluated for impairment and interest income recognized on these loans for the six months ended June 30, 2014 and June 30, 2013.   The table includes loans acquired with deteriorated credit quality that are still individually evaluated for impairment.

	Six months ended June 30, 2014			Six months ended June 30, 2013
Loan Class	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
Residential real estate	$2,536	$61	$61	$4,486	$98	$97
Multifamily real estate	2,586	727	727	4,006	796	796
Commercial real estate:
Owner occupied	2,155	29	21	2,655	88	71
Non-owner occupied	800	627	627	2,801	17	17
Commercial and industrial	2,395	542	542	10,082	40	40
All other	7,603	81	81	9,393	161	161
Total	$18,075	$2,067	$2,059	33,423	1,200	1,182

The following table presents the average balance of loans individually evaluated for impairment and interest income recognized on these loans for the three months ended June 30, 2014 and June 30, 2013.   The table includes loans acquired with deteriorated credit quality that are still individually evaluated for impairment.

	Three months ended June 30, 2014			Three months ended June 30, 2013
Loan Class	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized

Residential real estate	$2,318	$27	$27	$4,323	$48	$47
Multifamily real estate	2,353	19	19	3,743	766	766
Commercial real estate:
Owner occupied	1,983	14	10	2,592	49	42
Non-owner occupied	214	-	-	2,349	16	16
Commercial and industrial	1,265	9	9	9,468	36	36
All other	7,453	38	38	9,706	79	79
Total	$15,586	$107	$103	$32,181	$994	$986

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

The following table presents TDR’s as of June 30, 2014 and December 31, 2013:

June 30, 2014	TDR’s on Non-accrual	Other TDR’s	Total TDR’s

Residential real estate	$20	$199	$219
Commercial real estate
Non owner occupied	-	495	495
Commercial and industrial	-	796	796
Consumer	-	4	4
All other	-	1,838	1,838
Total	$20	$3,332	$3,352

December 31, 2013	TDR’s on Non-accrual	Other TDR’s	Total TDR’s

Residential real estate	$23	$296	$319
Commercial real estate
Non owner occupied	-	506	506
Commercial and industrial	-	831	831
Consumer	-	5	5
All other	-	2,017	2,017
Total	$23	$3,655	$3,678

At June 30, 2014 and December 31, 2013 there were no specific reserves allocated to loans that had restructured terms.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

The following table presents TDR’s that occurred during the six months ended June 30, 2014 and June 30, 2013:

	Six months ended June 30, 2014			Six months ended June 30, 2013
Loan Class	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

All other	-	-	-	1	$16	$16
Total	-	$-	$-	1	$16	$16

The troubled debt restructurings described above did not increase the allowance for loan losses during the period ended June 30, 2014 and did not increase the allowance for loan losses during the period ended June 30, 2013.

During the three and six months ended June 30, 2014 and the three and six months ended June 30, 2013, there were no TDR’s for which there as a payment default within twelve months following the modification.

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

As of June 30, 2014 and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

Loan Class	Pass	Special Mention	Substandard	Doubtful	Total Loans

Residential real estate	$263,898	$7,661	$7,537	$20	$279,116
Multifamily real estate	29,177	907	2,340	-	32,424
Commercial real estate:
Owner occupied	91,650	7,371	4,049	-	103,070
Non-owner occupied	207,435	8,300	2,378	-	218,113
Commercial and industrial	76,162	2,138	1,646	32	79,978
Consumer	34,645	278	167	-	35,090
All other	71,367	5,789	7,894	-	85,050
Total	$744,334	$32,444	$26,011	$52	$832,841

The table above includes approximately $83,930,000 of loans risk rated as “pass”, $3,129,000 of loans risk rated as “special mention”, $2,771,000 of loans risk rated as “substandard” and no loans risk rated as doubtful that were acquired via the purchase of the Bank of Gassaway on April 4, 2014.  See Note 9 below for additional details on purchase of the Bank of Gassaway.

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

These quantitative measures established by regulation to ensure capital adequacy require the Company and Banks to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of June 30, 2014 the Company and the Banks meet all quantitative capital adequacy requirements to which they are subject.

Shown below is a summary of regulatory capital ratios for the Company:
	June 30, 2014	December 31, 2013	Regulatory Minimum Requirements	To Be Considered Well Capitalized
Tier I Capital (to Risk-Weighted Assets)	15.0%	16.9%	4.0%	6.0%
Total Capital (to Risk-Weighted Assets)	16.2%	18.2%	8.0%	10.0%
Tier I Capital (to Average Assets)	9.5%	11.0%	4.0%	5.0%

As of June 30, 2014, the most recent notification from each of the Banks’ primary Federal regulators categorized the subsidiary Banks as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Banks must maintain minimum Total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the preceding table.  There are no conditions or events since that notification that management believes have changed the Banks’ categories.

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

Premier sought and obtained regulatory permission to participate in the U.S. Treasury’s auction to sell its investment in Premier’s Series A Preferred Stock.  In the auction, Premier successfully bid to repurchase 10,252 shares of the 22,252 outstanding shares and on August 10, 2012 the 10,252 shares were repurchased at the auction closing price of $901.03.

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  5 – PREFERRED STOCK - continued

The U.S. Treasury has agreed not to exercise voting power with respect to any common stock issued to it upon exercise of the Warrant.  The common stock will be issued from authorized but unissued common stock and thus will dilute the interests of existing Premier common shareholders.  Under terms of the Warrant, the exercise price and the number of shares that can be purchased are adjusted based upon certain events including common stock dividends paid to shareholders that exceed the $0.11 per share regular quarterly dividend paid by Premier at the time the Warrant was issued.  Due to dividends paid in 2014 that were either special cash dividends or dividends that exceeded the $0.11 regular quarterly cash dividend per share defined in the terms of the Warrant, the Warrant has been adjusted as of June 30, 2014 to permit the purchase of 634,322 shares of the Company’s common stock at an exercise price of $5.26 per share. As of June 30, 2014, the Warrant has not yet been exercised.  Since the Series A Preferred Stock was disposed of by the U.S. Treasury, Premier has the right to repurchase the Warrant at its appraised value.  If Premier chooses not to repurchase the Warrant, the U.S. Treasury may liquidate the Warrant at its current market price.

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

	2014	2013
Risk-free interest rate	2.78%	1.96%
Expected option life (yrs)	10.00	10.00
Expected stock price volatility	31.19%	35.24%
Dividend yield	3.33%	3.86%
Weighted average fair value of options granted	$3.74	$2.85

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

On April 16, 2014, 6,000 shares of Premier’s common stock were granted to Robert W. Walker as stock-based bonus compensation under the 2012 Long-term Incentive Plan.  The fair value of the stock at the time of the grant was $14.20 per share based upon the closing price of Premier’s stock of the date of grant and $85,000 of stock-based compensation was recorded as a result.

Stock-based compensation expense of $170,000 was recorded for the first six months of 2014 compared to $87,000 for the first six months of 2013.  For the three months ended June 30, $128,000 was recorded for 2014 while $41,000 was recorded for 2013.  Stock-based compensation expense is recognized ratably over the requisite vesting period for all awards. Unrecognized stock-based compensation expense related to stock options totaled $186,000 at June 30, 2014. This unrecognized expense is expected to be recognized over the next 32 months based on the vesting periods of the options.

A summary of the Company’s stock option activity and related information is presented below for the six months ended June 30:

	- - - - - - 2014 - - - - - -		- - - - - - 2013 - - - - - -
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	354,281	$9.84	392,366	$9.24
Grants	46,300	14.43	52,900	11.39
Exercises	(63,297)	8.45	(48,617)	7.65
Forfeitures or expired	(8,133)	9.27	(12,201)	8.03
Outstanding at June 30,	329,151	$10.77	384,448	$9.70

Exercisable at June 30,	223,898		242,898
Weighted average remaining life of options outstanding	6.2		6.5
Weighted average fair value of options granted during the year	$3.74		$2.85

Options outstanding at period-end are expected to fully vest.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  6 – STOCK COMPENSATION EXPENSE - continued

Additional information regarding stock options outstanding and exercisable at June 30,2014, is provided in the following table:

	- - - - - - - - Outstanding - - - - - - - -			- - - - - - - - Currently Exercisable - - - - - - - -
Range of Exercise Prices	Number	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value

$6.50 to $10.00	144,648	$7.47	$1,245	116,955	6.6	$7.47	$1,006
$10.01 to $12.50	61,603	11.45	285	30,343	4.4	11.51	139
$12.51 to $15.00	99,400	13.91	216	53,100	3.2	13.46	139
$15.01 to $17.50	23,500	16.00	2	23,500	1.6	16.00	2
Outstanding - Jun 30, 2014	329,151	10.77	$1,748	223,898	5.0	10.34	$1,286

NOTE  7 – EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the earnings per common share and earnings per common share assuming dilution computations for the three and six months ended June 30, 2014 and 2013 is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Basic earnings per share
Income available to common stockholders	$2,935	$2,944	$6,440	$5,283
Weighted average common shares outstanding	8,079,629	7,980,923	8,061,522	7,971,859
Earnings per share	$0.36	$0.37	$0.80	$0.66

Diluted earnings per share
Income available to common stockholders	$2,935	$2,944	$6,440	$5,283
Weighted average common shares outstanding	8,079,629	7,980,923	8,061,522	7,971,859
Add dilutive effects of potential additional common stock	502,839	451,072	504,519	439,194
Weighted average common and dilutive potential common shares outstanding	8,582,468	8,431,995	8,566,041	8,411,053
Earnings per share assuming dilution	$0.34	$0.35	$0.75	$0.63

Stock options for 23,500 and 84,100 shares of common stock were not considered in computing diluted earnings per share for the six months ended June 30, 2014 and 2013 because they were antidilutive.  Stock options for 23,500 and 84,100 shares of common stock were not considered in computing diluted earnings per share for the three months ended June 30, 2014 and 2013 because they were antidilutive.

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  8 – FAIR VALUE - continued

The carrying amounts and estimated fair values of financial instruments at June 30, 2014 were as follows:

		Fair Value Measurements at June 30, 2014 Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and due from banks	$93,377	$93,377	$-	$-	$93,377
Federal funds sold	3,548	3,548	-	-	3,548
Securities available for sale	269,770	-	269,630	140	269,770
Loans held for sale	487	-	-	487	487
Loans, net	822,964	-	-	825,813	825,813
Federal Home Loan Bank stock	3,895	n/a	n/a	n/a	n/a
Interest receivable	3,386	-	807	2,579	3,386

Financial liabilities
Deposits	$(1,089,561)	$(716,889)	$(373,389)	$-	$(1,090,278)
Securities sold under agreements to repurchase	(11,003)	-	(11,003)	-	(11,003)
Other borrowed funds	(12,937)	-	(12,984)	-	(12,984)
Interest payable	(461)	(6)	(455)	-	(461)

The carrying amounts and estimated fair values of financial instruments at December 31, 2013 were as follows:

		Fair Value Measurements at December 31, 2013 Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and due from banks	$63,984	$63,984	$-	$-	$63,984
Federal funds sold	12,777	12,777	-	-	12,777
Securities available for sale	218,066	-	217,926	140	218,066
Loans held for sale	77	-	-	77	77
Loans, net	729,743	-	-	725,588	725,588
Federal Home Loan Bank stock	4,183	n/a	n/a	n/a	n/a
Interest receivable	3,132	-	593	2,539	3,132

Financial liabilities
Deposits	$(924,023)	$(592,664)	$(332,475)	$-	$(925,139)
Securities sold under agreements to repurchase	(11,319)	-	(11,319)	-	(11,319)
Other borrowed funds	(13,800)	-	(13,811)	-	(13,811)
Interest payable	(383)	(5)	(378)	-	(383)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  8 – FAIR VALUE - continued

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at June 30, 2014 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale
Mortgage-backed securities
U. S. agency MBS - residential	$59,490	$-	$59,490	$-
U. S. agency CMO’s - residential	163,049	-	163,049	-
Total mortgage-backed securities of government sponsored agencies	222,539	-	222,539	-
U. S. government sponsored agency securities	36,145	-	36,145	-
Obligations of states and political subdivisions	11,086	-	10,946	140
Total available for sale	$269,770	$-	$269,630	$140

		Fair Value Measurements at December 31, 2013 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale
Mortgage-backed securities
U. S. agency MBS - residential	$27,823	$-	$27,823	$-
U. S. agency CMO’s	176,722	-	176,722	-
Total mortgage-backed securities of government sponsored agencies	204,545	-	204,545	-
U. S. government sponsored agency securities	6,981	-	6,981	-
Obligations of states and political subdivisions	6,540	-	6,400	140
Total securities available for sale	$218,066	$-	$217,926	$140
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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  8 – FAIR VALUE - continued

Assets and liabilities measured at fair value on a non-recurring basis at June 30, 2014 are summarized below:

		Fair Value Measurements at June 30, 2014 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Residential Real Estate	$839	$-	$-	$839
Multifamily Residential	332	-	-	332
Commercial Real Estate
Owner Occupied	346	-	-	346
Commercial and Industrial	737	-	-	737
All Other	4,165	-	-	4,165
Total impaired loans	6,419	$-	$-	$6,419

Other real estate owned:
Commercial Real Estate
Non-owner Occupied	$290	-	-	$290
All Other	8,448	-	-	8,448
Total OREO	$8,738	$-	$-	$8,738

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $6,419,000 at June 30, 2014 made up of an outstanding balance of $7,578,000, net of a valuation allowance of $1,159,000.  At December 31, 2013, impaired loans had a carrying amount of $9,808,000,  made up of an outstanding balance of $12,300,000, net of a valuation allowance of $2,492,000.  The change resulted in a negative provision for loan losses of $886,000 for the six months ended June 30, 2014, compared to a $483,000 provision for loan losses for the six months ended June 30, 2013; and a negative $143,000 provision for loan losses for the three months ended June 30, 2014, compared to a negative $429,000 provision for loan losses for the three months ended June 30, 2013.  The detail of impaired loans by loan class is contained in Note 3 above.

Other real estate owned measured at fair value less costs to sell, had a net carrying amount of $8,738,000 which is made up of the outstanding balance of $11,395,000 net of a valuation allowance of $2,657,000 at June 30, 2014. There were $280,000 of additional write downs during the six months ended June 30, 2014, compared to no additional write downs during the six months ended June 30, 2013.  For the three months ended June 30, 2014 there were $280,000 of additional write downs compared to no additional write downs during the three months ended   June 30, 2013. At December 31, 2013, other real estate owned had a net carrying amount of $8,786,000, made up of the outstanding balance of $11,163,000, net of a valuation allowance of $2,377,000.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  8 – FAIR VALUE - continued

The significant unobservable inputs related to assets and liabilities measured at fair value on a non-recurring basis at June 30, 2014 are summarized below:

	June 30, 2014	Valuation Techniques	Unobservable Inputs	Range (Weighted Avg)
Impaired loans:
Residential Real Estate	$839	sales comparison	adjustment for differences between the comparable sales	3.3%-3.3%(3.3%)
Multifamily Residential	332	sales comparison	adjustment for differences between the comparable sales	36.8%-36.8%(36.8%)
Commercial Real Estate
Owner Occupied	346	sales comparison	adjustment for limited salability of specialized property	65.5%-72.4%(66.9%)
Commercial and Industrial	737	sales comparison	adjustment for limited salability of specialized property	16.4%-41.2%(27.7%)
All Other	4,165	sales comparison	adjustment for percentage of completion of construction	57.2%-57.2%(57.2%)
Total impaired loans	6,419

Other real estate owned:
Commercial Real Estate
Non-owner Occupied	290	sales comparison	adjustment for differences between the comparable sales	42.7%-42.7%(42.7%)
All Other	8,448	sales comparison	adjustment for estimated realizable value	24.6%-49.1%(44.2%)
Total OREO	$8,738

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  8 – FAIR VALUE - continued

Assets and liabilities measured at fair value on a non-recurring basis at December 31, 2013 are summarized below:

		Fair Value Measurements at December 31, 2013 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Residential Real Estate	$1,518	$-	$-	$1,518
Commercial Real Estate
Owner Occupied	345	-	-	345
Non-owner Occupied	428	-	-	428
Commercial and Industrial	3,384	-	-	3,384
All Other	4,133	-	-	4,133
Total impaired loans	9,808	$-	$-	$9,808

Other real estate owned:
Commercial Real Estate
Non-owner Occupied	290	-	-	290
All Other	8,496	-	-	8,496
Total OREO	$8,786	$-	$-	$8,786

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  8 – FAIR VALUE - continued

The significant unobservable inputs related to assets and liabilities measured at fair value on a non-recurring basis at December 31, 2013 are summarized below:

	December 31, 2013	Valuation Techniques	Unobservable Inputs	Range (Weighted Avg)
Impaired loans:
Residential Real Estate	$1,518	sales comparison	adjustment for differences between the comparable sales	0.8%-63.5%(11.9%)
Commercial Real Estate
Owner Occupied	345	sales comparison	adjustment for limited salability of specialized property	62.5%-70.0%(64.0%)
Non-owner Occupied	428	sales comparison	adjustment for limited salability of specialized property	50.6%-50.6%(50.6%)
Commercial and Industrial	3,384	sales comparison	adjustment for limited salability of specialized property	25.0%-65.5%(57.8%)
All Other	4,133	sales comparison	adjustment for percentage of completion of construction	57.6%-99.3%(57.7%)
Total impaired loans	9,808

Other real estate owned:
Commercial Real Estate
Non-owner Occupied	290	sales comparison	adjustment for differences between the comparable sales	42.7%-42.7%(42.7%)
All Other	8,496	sales comparison	adjustment for estimated realizable value	9.5%-24.6%(12.5%)
Total OREO	$8,786

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  9 – ACQUISITION OF BANK OF GASSAWAY

Effective with the close of business on April 4, 2014, Premier completed its purchase of the Bank of Gassaway (“Gassaway”), a $201.52 million bank headquartered in Gassaway, West Virginia.  Under terms of an amended and restated agreement of merger dated January 3, 2014, Premier Bank, Inc., a wholly owned subsidiary of Premier, paid $20.25 million in cash for the Bank of Gassaway and merged Gassaway’s five branch locations into its operating systems.  The purchase price resulted in approximately $3.92 million in goodwill and $1.73 million in core deposit intangible, none of which is deductible for tax purposes.  The core deposit intangible will be amortized using an accelerated method.  The following table presents estimated amortization of the Gassaway core deposit intangible for each of the next five years.

2014	$243
2015	279
2016	226
2017	193
2018	186
2019 and thereafter	603
Total core deposit intangible acquired	$1,730

United States generally accepted accounting principles (“U.S. GAAP”) provides up to twelve months following the date of acquisition in which management can finalize the fair values of acquired assets and assumed liabilities. Material events that occur during the measurement period will be analyzed to determine if the new information reflected facts and circumstances that existed on the acquisition date. The measurement period ends as soon as the Company receives the information it was seeking about facts and circumstances that existed as of the acquisition date or learns more information is unobtainable. The measurement period is limited to one year from the acquisition date. Once management has finalized the fair values of acquired assets and assumed liabilities within this twelve month period, management considers such values to be the “Day One Fair Values.”.

Net assets acquired via the acquisition are shown in the table below.

Gassaway
Cash and due from banks	$61,223
Securities available for sale	38,741
Loans, net	95,094
Goodwill and other intangible assets	5,651
Other assets	5,089
Total assets acquired	205,798

Deposits	(184,555)
Other liabilities	(993)
Total liabilities assumed	(185,548)
Net assets acquired	$20,250

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  9 – ACQUISITION OF BANK OF GASSAWAY - continued

The fair value of net assets acquired includes fair value adjustments to certain receivables that were not considered impaired as of the acquisition date. The fair value adjustments were determined using discounted contractual cash flows.  Non-impaired loans with a fair value of $95,094,000 had gross contractual amounts receivable of $97,588,000 on the date of acquisition.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
JUNE 30, 2014

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

Effective with the close of business on April 4, 2014, Premier completed its purchase of the Bank of Gassaway (“Gassaway”), a $201.52 million bank headquartered in Gassaway, West Virginia.  Under terms of an amended and restated agreement of merger dated January 3, 2014, Premier Bank, Inc., a wholly owned subsidiary of Premier, paid $20.25 million in cash for the Bank of Gassaway and merged Gassaway’s five branch locations into its operating systems.  The balances and results of operations of Gassaway are included in Premier’s balances and operating results only since the date of acquisition.

Net income for the six months ended June 30, 2014 was $6,770,000, or $0.75 per diluted share, compared to net income of $5,613,000, or $0.63 per diluted share, for the six months ended June 30, 2013.  The increase in income in 2014 is largely due to an increase in interest income on loans, a decrease in interest expense, and a decrease in the provision for loan losses, all of which more than offset a decrease in non-interest income and an increase in non-interest expenses.  The increase in interest income on loans in the first six months of 2014 is largely due to approximately $1.8 million of income recognized from purchase discounts and interest income collected on non-accrual loans liquidated during the first quarter of 2014.  The annualized returns on average common shareholders’ equity and average assets were approximately 9.15% and 1.12% for the six months ended June 30, 2014 compared to 7.81% and 1.00% for the same period of 2013.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
JUNE 30, 2014

Net income for the three months ended June 30, 2014 was $3,100,000, or $0.34 per diluted share, compared to net income of $3,109,000, or $0.35 per diluted share for the three months ended June 30, 2013.  The slight decrease in income for the three months ended June 30, 2014 is largely due to an increase in non-interest expenses, which more than offset an increase in interest income on loans, a decrease in interest expense and an increase in non-interest income.  The annualized returns on common shareholders’ equity and average assets were approximately 8.29% and 0.96% for the three months ended June 30, 2014 compared to 8.72% and 1.11% for the same period in 2013.

Net interest income for the six months ended June 30, 2014 totaled $23.68 million, up $2.45 million, or 11.5%, from the $21.23 million of net interest income earned in the first six months of 2013, as an increase in interest income was complemented by a decrease in interest expense.  Interest income in 2014 increased by $2.10 million, or 8.9%, largely due to a $2.46 million increase in interest income on loans.  In the first six months of 2014, interest income on loans included approximately $1.85 million of income recognized from purchase discounts and interest income collected on non-accrual loans liquidated during the first quarter of 2014, while in 2013, interest income on loans included $770,000 of similar income on non-accrual loans liquidated during the second quarter of 2013.  The timing of these liquidations is difficult to predict, which creates fluctuations in reported loan interest income.  Excluding the income from liquidation of these non-accrual loans, interest income on loans increased by $1.38 million, or 6.8%, largely due to the additional interest income on loans acquired from the Gassaway purchase.  Interest income on investments decreased by $381,000, or 11.9% due to a lower average volume of investments and a slightly lower average yield on those investments.  Interest earned on federal funds sold and interest bearing bank balances increased by $24,000, largely due to a higher average volume of assets held in this category resulting from the funds added from the Gassaway purchase.

Complementing the increase in interest income in the first six months of 2014 was $348,000 of interest expense savings.  Interest expense decreased in total during the first six months of 2014 by $348,000, or 13.9%, when compared to the same six months of 2013.  This decrease includes the addition of $88,000 of interest expense on the interest-bearing deposits and other borrowings assumed from the Gassaway purchase.  Interest expense on deposits decreased by $298,000, or 13.9%, largely due to a continuing decrease in rates paid on deposits.  This decrease in interest expense includes $83,000 of additional interest expense from the Gassaway purchase.  Otherwise, interest expense in the first six months of 2014 would have decreased by $381,000, or 17.8%, when compared to the same six months of 2013.  Interest expense on repurchase agreements and other short-term borrowings decreased by $2,000, largely due to a lower average balance outstanding.  Interest expense on other borrowings decreased by $48,000, or 14.3%, in the first six months of 2014 compared to the first six months of 2013, largely due to a decrease in the average amount of borrowings outstanding which more than offset an additional $5,000 of interest expense from the borrowing assumed from the Gassaway purchase.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
JUNE 30, 2014

The Federal Reserve System Board of Governors’ policy to maintain the federal funds rate at nearly zero, coupled with the U.S. Treasury actively buying investment securities, has significantly reduced the yield on much of Premier’s earning assets, including investments, federal funds sold and variable rate loans.  Premier has tried to offset the lower interest income by lowering the rates paid on its deposits and repurchase agreements with customers.  With the recognition of additional loan interest income upon the liquidation of non-accrual loans in 2014, Premier’s overall net interest margin increased in the first six months of 2014.  Premier’s net interest margin during the first six months of 2014 was 4.32% compared to 4.16% for the same period in 2013.  A portion of the interest income on loans is the result of recognizing into interest income the remaining fair value discounts on loans acquired via a business acquisition if that loan was paid-off during the period.  These events cannot be predicted with certainty and may positively or negatively affect the comparison of interest income on loans in future periods.  Also impacting the comparison of Premier’s net interest margin in 2014 with its net interest margin in 2013 are the assets and liabilities acquired via the Gassaway purchase which generated additional net interest income in the second quarter of 2014 but not necessarily at the same net interest margin as Premier’s historical yields.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
JUNE 30, 2014

Additional information on Premier’s net interest income for the first six months of 2014 and first six months of 2013 is contained in the following table.

PREMIER FINANCIAL BANCORP, INC.
AVERAGE CONSOLIDATED BALANCE SHEETS
AND NET INTEREST INCOME ANALYSIS

	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
Assets
Interest Earning Assets
Federal funds sold and other	$71,207	$96	0.27%	$53,220	$72	0.27%
Securities available for sale
Taxable	239,478	2,715	2.27	271,044	3,110	2.30
Tax-exempt	7,208	98	4.12	5,944	84	4.28
Total investment securities	246,686	2,813	2.32	276,988	3,194	2.34
Total loans	788,493	22,925	5.86	703,214	20,466	5.87
Total interest-earning assets	1,106,386	25,834	4.71%	1,033,422	23,732	4.63%
Allowance for loan losses	(10,505)			(12,159)
Cash and due from banks	30,683			26,791
Other assets	74,315			68,902
Total assets	$1,200,879			$1,116,956

Liabilities and Equity
Interest-bearing liabilities
Interest-bearing deposits	$785,019	1,847	0.47	$739,503	2,145	0.58
Short-term borrowings	12,784	16	0.25	14,919	18	0.24
FHLB advances	-	-	-	-	-	-
Other borrowings	13,340	288	4.35	15,509	336	4.37
Total interest-bearing liabilities	811,143	2,151	0.53%	769,931	2,499	0.65%
Non-interest bearing deposits	232,768			196,818
Other liabilities	5,016			3,659
Stockholders’ equity	151,952			146,548
Total liabilities and equity	$1,200,879			$1,116,956

Net interest earnings		$23,683			$21,233
Net interest spread			4.18%			3.98%
Net interest margin			4.32%			4.16%

.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
JUNE 30, 2014

Additional information on Premier’s net interest income for the second quarter of 2014 and second quarter of 2013 is contained in the following table.

PREMIER FINANCIAL BANCORP, INC.
AVERAGE CONSOLIDATED BALANCE SHEETS
AND NET INTEREST INCOME ANALYSIS

	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
Assets
Interest Earning Assets
Federal funds sold and other	$86,456	$64	0.30%	$57,782	$42	0.28%
Securities available for sale
Taxable	261,020	1,400	2.15	264,356	1,528	2.31
Tax-exempt	9,798	63	3.90	5,852	41	4.25
Total investment securities	270,818	1,463	2.21	270,208	1,569	2.36
Total loans	832,756	11,262	5.42	704,780	10,706	6.09
Total interest-earning assets	1,190,030	12,789	4.32%	1,032,770	12,317	4.79%
Allowance for loan losses	(10,158)			(12,478)
Cash and due from banks	35,155			26,963
Other assets	78,138			68,625
Total assets	$1,293,165			$1,115,880

Liabilities and Equity
Interest-bearing liabilities
Interest-bearing deposits	$849,505	960	0.45	$741,436	1,054	0.57
Short-term borrowings	13,200	9	0.27	10,241	6	0.23
FHLB advances	-	-	-	-	-	-
Other borrowings	13,198	144	4.38	15,262	164	4.31
Total interest-bearing liabilities	875,903	1,113	0.51%	766,939	1,224	0.64%
Non-interest bearing deposits	258,038			198,372
Other liabilities	5,593			3,560
Stockholders’ equity	153,630			147,009
Total liabilities and equity	$1,293,165			$1,115,880

Net interest earnings		$11,676			$11,093
Net interest spread			3.81%			4.15%
Net interest margin			3.94%			4.31%

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
JUNE 30, 2014

Net interest income for the quarter ended June 30, 2014 totaled $11.68 million, up $583,000, or 5.3%, from the $11.09 million of net interest income earned in the second quarter of 2013.  Interest income in the second quarter of 2014 increased by $472,000, or 3.8%, as an increase in interest income on loans more than offset a decrease in interest income on investments.  Interest income on loans increased by $556,000, or 5.2%.  In the second quarter of 2014, interest income on loans included an increase of $1.37 million from the loans acquired from the Gassaway purchase.  Partially offsetting this increase was $770,000 of deferred interest and purchase discounts recognized on non-accrual loans liquidated during the second quarter of 2013.  When a loan that has been discounted as a result of being purchased in a business acquisition is paid-off, any remaining discount is recognized as interest income on loans.  These events cannot be predicted with certainty and may positively or negatively affect interest income on loans in future periods, which creates fluctuations in reported loan interest income.  Interest earned on investments decreased by $106,000, or 6.8%, in the second quarter of 2014 largely due to lower average yields on the investment portfolio.  Interest earned on federal funds sold and interest bearing bank balances increased by $22,000, largely due to a higher average volume of assets held in this category as a result of the Gassaway purchase.

Also adding to the increase in net interest income, interest expense decreased in total during the second quarter of 2014 by $111,000, or 9.1%, when compared to the same quarter of 2013.  Interest expense on deposits decreased by $94,000, or 8.9%, largely due to a continuing decrease in the average rates paid on interest-bearing deposits.  This decrease in interest expense includes $83,000 of additional interest expense on deposits from the Gassaway purchase.  Otherwise, interest expense on deposits in the second quarter of 2014 would have decreased by $177,000, or 16.8%, when compared to the second quarter of 2013.  Interest expense on repurchase agreements and other short-term borrowings decreased by $3,000, largely due to an increase in repurchase agreement balances.  Interest expense on other borrowings decreased by $20,000, or 12.2%, in the second quarter of 2014 compared to the second quarter of 2013, largely due to a decrease in the average amount of borrowings outstanding which more than offset the additional interest expense incurred on the borrowings assumed in the Gassaway purchase.  The Board of Governors’ policy to reduce the federal funds rate to nearly zero, coupled with the U.S. Treasury continuing to buy investment securities, has significantly reduced the yield on much of Premier’s earning assets, including investments, federal funds sold and variable rate loans.  New fixed rate loans are also pricing lower than loans originated in prior periods.  Premier has tried to offset the lower interest earning yields by lowering the rates paid on its deposits and repurchase agreements with customers.  During the second quarter of 2014, the decrease in the yields earned on loans, partially due to the increase in interest income on loans from the liquidation of non-accrual loans during the second quarter of 2013, outpaced the lower average rate paid on deposits which had the effect of lowering Premier’s overall net interest margin.  Premier’s net interest margin during the second quarter of 2014 was 3.94% compared to 4.31% for the same period in 2013.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
JUNE 30, 2014

Non-interest income decreased by $62,000, or 1.9%, to $3,164,000 for the first six months of 2014 compared to the same period of 2013.  However, this decrease includes a $148,000 gain in 2013 from the disposition of an investment security that was called during the first six months of that year.  Excluding that gain, electronic banking income (income from debit/credit cards, ATM fees and internet banking charges) increased by $163,000, or 16.5%, largely due to the inclusion of the Gassaway operations since the bank’s acquisition date.  Service charges on deposit accounts remained relatively unchanged as the increase in revenue from the Gassaway operations was largely offset by decreases in customer overdraft activity as customers reduced their propensity to incur overdraft charges as they managed their checking accounts more closely.  Income from selling mortgages in the secondary market decreased by $72,000, or 51.0%, largely due to a decrease in customer demand for refinancing existing mortgage loans compared to one-year ago as a result of an increase in long-term mortgage rates, while other non-interest income decreased by $7,000, or 2.2%.

For the quarter ending June 30, 2014, non-interest income increased by $202,000 to $1,783,000 compared to $1,581,000 recognized during the same quarter of 2013.  Service charges on deposit accounts increased by $52,000, or 6.1%, and electronic banking income increased by $138,000, or 26.7%, largely due to the inclusion of the operations of Gassaway since its acquisition early in the second quarter of 2014.  Secondary market mortgage income increased by $3,000 in 2014, largely the result of a slight increase in activity compared to the same period in 2013.  Other non-interest income increased by $9,000, largely due to the inclusion of the operations of Gassaway.

Non-interest expenses for the first six months of 2014 totaled $16.74 million, or 2.81% of average assets on an annualized basis, compared to $15.20 million, or 2.74% of average assets for the same period of 2013.  The $1.55 million increase in non-interest expenses in 2014 when compared to the first six months of 2013 is largely due to the inclusion of the operations of Gassaway since its purchase early in the second quarter of 2014.  Staff costs increased by $1.4 million, or 19.1%, due to a $707,000, or 11.7%, increase in salaries and wages (net of deferred loan costs) and a $713,000, or 51.7%, increase in benefit plan costs, namely employee medical insurance benefits.  Occupancy and equipment expenses increased by $278,000, or 12.7%, largely due to the costs associated with operating the five branches from the Gassaway purchase plus additional expenditures on information technology maintenance and software.  Outside data processing increased by $223,000, or 13.3%, largely due to the additional costs associated with the Gassaway operations.  Professional fees increased by $300,000.  The increase in professional fees includes a $69,000 increase in legal fees related to the acquisition of the Bank of Gassaway, $275,000 paid for legal related matters and an $89,000 increase in external audit costs, some of which is related to the Company’s newly required internal control audit as an accelerated filer under Sarbanes-Oxley section 404.  These increases were partially offset by lower consulting expenses in 2014.  Amortization of intangibles increased by $64,000 due to the addition of a core deposit intangible asset from the Gassaway purchase.  FDIC insurance increased by $49,000, largely due to the increase in the assessment base as a result of the Gassaway purchase.  Other expenses increased by $334,000, largely due to increased supply costs, direct data system conversion costs incurred and other expenses related to the acquisition of Gassaway.  Decreases in non-interest expense during the first six months of 2014 include a $990,000 decrease in expenses and writedowns on other real estate owned (OREO), a $59,000 decrease in taxes not based on income, and a $72,000 decrease in loan collection expenses.  OREO expenses decreased largely due to $1.14 million of gains recognized on the sale of OREO properties during the second quarter of 2014, net of $342,000 of additional write downs on other OREO still owned, and a decrease in the amount of expenses related to the maintenance of OREO properties that were either sold in 2013 or under construction in 2013.  Taxes not on income decreased largely due to a decrease in state based franchise taxes.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
JUNE 30, 2014

Non-interest expenses for the second quarter of 2014 totaled $8.71 million, or 2.70% of average assets on an annualized basis, compared to $7.81 million, or 2.81% of average assets for the same period of 2013.  The $905,000 increase in non-interest expenses in the second quarter of 2014 when compared to the second quarter of 2013 is largely due to the inclusion of the operations of Gassaway since its purchase early in the second quarter of 2014.  Staff costs increased by $1.02 million, or 26.7%, due to a $608,000, or 19.1%, increase in salaries and wages (net of deferred loan costs) and a $421,000, or 62.7%, increase in benefit plan costs, namely employee medical insurance benefits.  Occupancy and equipment expenses increased by $204,000, or 18.5%, largely due to the costs associated with operating the five branches from the Gassaway purchase.  Outside data processing increased by $174,000, or 20.4%, largely due to the additional costs associated with the Gassaway operations.  Amortization of intangibles increased by $72,000 due to the addition of a core deposit intangible asset from the Gassaway purchase.  FDIC insurance increased by $60,000, largely due to the increase in the assessment base as a result of the Gassaway purchase.  Other expenses increased by $208,000, largely due to increased supply costs, direct data system conversion costs incurred and other expenses related to the acquisition of Gassaway.  Decreases in non-interest expense during the second quarter of 2014 include a $760,000 decrease in expenses and writedowns on OREO, and an $80,000 decrease professional fees.  OREO expenses decreased largely due to $1.04 million of gains recognized on the sale of OREO properties during the second quarter of 2014, net of $342,000 of additional write downs on other OREO still owned, and a $23,000 decrease in the amount of expenses related to the maintenance of OREO properties.  Professional fees decreased largely due to a decrease in legal fees and consulting expenditures.

Income tax expense was $3.72 million for the first six months of 2014 compared to $3.15 million for the first six months of 2013.  The effective tax rate for the six months ended June 30, 2014 was 35.5% compared to 35.9% for the same period in 2013.  For the quarter ended June 30, 2014, income tax expense was $1.724 million, a 35.7% effective tax rate, compared to $1.83 million (a 37.0% effective tax rate) for the same period in 2013.  The increase in income tax expense during the first six months of 2014 can be primarily attributed to the increase in pre-tax income detailed above.  The decrease in income tax expense during the second quarter of 2014 when compared to the same quarter of 2013 can be primarily attributed to the decrease in pre-tax income for the quarter as detailed above coupled with an increase in the effective income tax rate in 2013 largely due to increases in the amount of income subject to state income taxes and the Company’s taxable income reaching the phase-in threshold of the 35% Federal corporate income tax rate.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
JUNE 30, 2014

B.         Financial Position

Total assets at June 30, 2014 increased by $171.7 million to $1.272 billion from the $1.100 billion at December 31, 2013.  Earning assets increased by $151.9 million from the $1.012 billion at year-end 2013 to end the quarter at $1.164 billion.  The increase in total assets and earning assets was largely due to the acquisition of Gassaway, which added approximately $185.5 million in total assets (net of the $20.3 million cash purchase price) and $160.3 million in earning assets, including $95.1 million in loans, $38.7 million in investment securities, $41.0 million in liquid assets (net of the $20.3 million cash purchase price) and $3.8 million in premises and equipment.  Premier also recorded approximately $5.7 million in intangible assets including goodwill and core deposit intangible.   See Note 9 to the financial statements for more information on the acquisition of Gassaway.

Cash and due from banks at June 30, 2014 was $39.1 million, an $11.7 million increase from the $27.4 million at December 31, 2013.  Interest bearing bank balances increased by $17.7 million from the $36.6 million reported at December 31, 2013, while federal funds sold decreased by $9.2 million to 3.5 million at June 30, 2014.  Gassaway added approximately $41.0 million in cash and cash equivalents, net of the $20.25 million purchase price.  During the quarter, a portion of these liquid assets were invested in the securities portfolio.  Changes in these highly liquid assets are generally in response to increases in deposits, the demand for deposit withdrawals or the funding of loans or investment purchases and are part of Premier’s management of its liquidity and interest rate risks.

Securities available for sale totaled $269.8 million at June 30, 2014, a $51.7 million increase from the $218.1 million at December 31, 2013.  The increase was largely due to the $38.7 million of investment securities acquired via the Gassaway purchase.  In addition to these securities, the $34.5 million of investment security purchases in 2014 have exceeded the $24.3 million of proceeds from monthly principal payments on Premier’s mortgage backed securities portfolio and securities maturing during the year.  The securities added to the portfolio as a result of the Gassaway purchase were predominantly fixed maturity U.S. Government sponsored agency securities, recorded at fair value on the date of acquisition.  These securities complemented Premier’s existing mix of securities of predominantly mortgage-backed securities as illustrated in the tables in Note 2 to the financial statements.  The investment portfolio is predominantly high quality residential mortgage backed securities backed by the U.S. Government or Government sponsored agencies.  Any unrealized losses on securities within the portfolio at June 30, 2014 and December 31, 2013 are believed to be price changes resulting from increases in the long-term interest rate since the security was purchased and management anticipates receiving all principal and interest on these investments as they come due.  Additional details on investment activities can be found in the Consolidated Statements of Cash Flows.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
JUNE 30, 2014

Total loans at June 30, 2014 were $832.8 million compared to $740.8 million at December 31, 2013, an increase of approximately $92.1 million, or 12.4%.  The increase in loans was due to the $95.1 million of loans acquired via the Gassaway purchase.  These loans were recorded at fair value, incorporating estimated credit risk and interest rate yield adjustments into the recorded value.  As such, under current accounting guidance, no increase in the allowance for loan losses was recorded as a result of the Gassaway purchase.  The loans acquired via the Gassaway purchase will be monitored for any deterioration in credit quality in the future under Premier’s loan underwriting and credit monitoring standards and any provisions for loan losses will be charged to future operations.  Excluding the loans added via the Gassaway purchase, total loans decreased by approximately $3.0 million, or 0.4%, during the first six months of 2014, largely due to loan payoffs, transfers of loans to OREO upon foreclosure and principal payments on loans, all of which more than offset loan demand.  Loan payoffs during the first quarter of 2014 included $4.9 million of payoffs on non-accrual loans which resulted in recognizing approximately $1.6 million of interest income deferred while the loans were on non-accrual status and $232,000 of remaining purchase discounts associated with the loans.  The timing of these liquidations is difficult to predict, which creates fluctuations in reported loan interest income.

Deposits totaled $1.090 billion as of June 30, 2014, a $165.5 million increase from the $924.0 million in deposits at December 31, 2013.  The increase in deposits is primarily due to the $184.6 million of deposit balances assumed in the Gassaway purchase.  Excluding the acquired deposits, total deposits have decreased by approximately $19.0 million since year-end 2013.  The deposits assumed in the Gassaway purchase included the proceeds of purchase price of the bank placed on deposit with Gassaway by the seller at closing.  Since closing, a significant portion of the purchase proceeds was withdrawn from the bank prior to June 30, 2014, as anticipated, accounting for a large portion of the decrease in total deposits.  Repurchase agreements with corporate and public entity customers decreased in the first six months of 2014 by $316,000, or 2.8%.  Other borrowed funds decreased by $863,000 during the first six months of 2014 as $1.2 million of principal payments was partially offset by $344,000 of long-term borrowings assumed in the Gassaway purchase.

The following table sets forth information with respect to the Company’s nonperforming assets at June 30, 2014 and December 31, 2013.
	(In Thousands)
	2014	2013
Non-accrual loans	$13,728	$16,641
Accruing loans which are contractually past due 90 days or more	5,053	8,478
Accruing restructured loans	3,332	3,655
Total non-performing loans	22,113	28,774
Other real estate acquired through foreclosure (OREO)	12,842	13,524
Total non-performing assets	$34,955	$42,298

Non-performing loans as a percentage of total loans	2.66%	3.88%

Non-performing assets as a percentage of total assets	2.75%	3.84%

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
JUNE 30, 2014

     Total non-performing loans have decreased since year-end, largely due to $4.9 million of payoffs on non-accrual loans during the first quarter of 2014.  These non-accrual loan payoffs have been partially offset by additional loans placed on non-accrual status during the first six months of 2014.  Also affecting the decrease in non-performing loans was a $3.4 million decrease in loans past due 90 days or more and a $323,000 decrease in restructured loans that have been performing as agreed.  The cumulative effect has been a $6.7 million decrease in total non-performing loans since December 31, 2013.  Total non-performing assets have decreased since year-end, largely due to the reduction in non-performing loans plus a $682,000 decrease in other real estate acquired through foreclosure (OREO).  A significant portion of the non-performing assets are legacy assets that came with the acquisition of Abigail Adams National Bancorp and its two subsidiary banks in October 2009 (“Abigail Adams”.)  Management continues to work its various plans to liquidate these assets or bring them to a current performing status.  It is important to note that the table above includes non-performing loans obtained via the purchase of Gassaway.  Premier added no OREO as a result of the purchase of Gassaway and a minimal amount of loans on non-accrual status were added to the loan portfolio as of the acquisition date.

     Many of the non-accrual loans obtained from the Abigail Adams acquisition are continuing to be accounted for under cost recovery methods of income recognition as permitted by the guidance for accounting for non-accrual loans acquired in a business combination.  Most of the non-accrual loans at Abigail Adams were placed in that status due to a lack of predictable cash flows from the borrower.  At acquisition by Premier, these loans were recorded at their estimated fair value.  These estimates included significant discounts on the non-accrual loans.  Yet, the lack of predictable cash flows from the borrowers remains.  As a result, accounting guidance requires these loans to continue to be accounted for under cost recovery methods of income recognition, even though the estimated collateral value may exceed the discounted net carrying value.

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

Gross charge-offs totaled $923,000 during the first six months of 2014, largely due to the partial charge-off of previously identified impaired loans that were foreclosed upon and placed into OREO.  Any collections on charged-off loans, or partially charged-off loans, would be presented in future financial statements as recoveries of the amounts charged against the allowance.  Recoveries recorded during the first six months of 2014 totaled $162,000, resulting in net charge-offs for the first six months of 2014 of $761,000.  This amount compares to $210,000 of net recoveries recorded in the first six months of 2014.  The allowance for loan losses at June 30, 2014 was 1.19% of total loans compared to 1.49% at December 31, 2013.  The decrease in the ratio is largely due to the $95.1 million increase in total loans from the Gassaway purchase.  These loans were recorded at fair value, incorporating estimated credit risk and interest rate yield adjustments into the recorded value.  As such, under current accounting guidance, no increase in the allowance for loan losses was recorded as a result of the Gassaway purchase.  Excluding the initial $95.1 million in loans from the Gassaway purchase, the allowance for loan losses would be 1.34% of the remaining loans in the portfolio.  The remaining decrease in the ratio since year-end is largely due to the decrease in the amount of allowance allocated to loans individually evaluated for impairment due to payoffs received or recording a partial charge-off upon foreclosure and transfer of the remaining loan balance to OREO.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
JUNE 30, 2014

During the first six months of 2014, Premier reversed a portion of its allowance for loan losses into income by recording a $389,000 negative provision for loan losses.  This negative provision compares to $500,000 of provision expense recorded during the first six months of 2013.  The negative provision for loan losses was largely the result of specific reserves allocated to impaired loans that ultimately paid in full during the first quarter of 2014.  As a result, the specific reserves were no longer needed and reversed into income.  During the second quarter a $79,000 negative provision was recorded as scheduled payments were received on impaired loans in addition to a reduction in the estimated credit risk in the remaining loan portfolio.  The allowance for loan losses allocated to loans individually evaluated for impairment decreased from $1.9 million at December 31, 2013 to $527,000 at June 30, 2014, which included a $300,000 partial charge-off of a previously identified impaired loan that was foreclosed upon and placed into OREO during the first quarter of 2014.  The $79,000 negative provision for loan losses recorded in the second quarter of 2014 compares to a $70,000 negative provision for loan losses recorded in the second quarter of 2013.  The negative provision for loan losses in the second quarter of 2013 was the result of management’s updated assessment of the level of credit risk in the loan portfolio in accordance with Premier’s policies regarding the estimation of probable incurred losses in the loan portfolio and the adequacy of the allowance for loan losses, including updated historical charge-off ratios, the level of net recoveries in 2013, payments received on impaired loans previously identified with specific reserve allocations as well as increases in specific reserve allocations on existing loans.

During the first six months of 2013, Premier recorded $500,000 of provision for loan losses.  In the first quarter of 2013, Premier received $535,000 of payments on loans previously charged off (loan recoveries) which added to the balance of the allowance for loan losses.  The recoveries partially offset the estimated increase in the overall credit risk in the loan portfolio resulting largely from specific reserve allocations on impaired loans.  The allowance for loan losses allocated to loans individually evaluated for impairment increased from $3.3 million at   December 31, 2012 to $4.2 million at March 31, 2013.

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
JUNE 30, 2014

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

2.	Cash flow generated by repayment of loans and interest.

3.	Arrangements with correspondent banks for purchase of unsecured federal funds.

4.	The sale of securities under repurchase agreements and borrowing from the Federal Home Loan Bank.

5.	Maintenance of an adequate available-for-sale security portfolio. The Company owns $269.8 million of securities at fair value as of June 30, 2014.

The cash flow statements for the periods presented in the financial statements provide an indication of the Company’s sources and uses of cash as well as an indication of the ability of the Company to maintain an adequate level of liquidity.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
JUNE 30, 2014

E.         Capital

At June 30, 2014, total shareholders’ equity of $153.5 million was 12.1% of total assets.  This compares to total shareholders’ equity of $146.9 million, or 13.4% of total assets on December 31, 2013.  While total shareholders’ equity increased in the first six months of 2014, the ratio to total assets decreased as a result of the Gassaway acquisition.  Per the terms of the acquisition, Premier Bank paid cash to the sellers and no equity was issued by the Company.  As a result, total assets increased by approximately $185.5 million with no increase in total shareholders’ equity.

The acquisition of Gassaway had a similar impact on Premier’s regulatory capital ratios.  Tier I capital totaled $119.2 million at June 30, 2014, which represents a Tier I leverage ratio of 9.48%.  While total shareholders’ equity increased, Tier I capital decreased slightly as the growth in equity was offset by an increase in intangible assets recorded as part of the Gassaway purchase.  Tier I capital at December 31, 2013 was $119.9 million.  Therefore the leverage ratio at June 30, 2014 was lower than the 11.0% leverage ratio at December 31, 2013 as the minor decrease in Tier I capital was divided by a higher base of average total assets at June 30, 2014.

Book value per common share was $17.47 at June 30, 2014, and $16.79 at December 31, 2013.  The increase in book value per shares was largely the result of the $0.75 per share earned during the first six months of 2014, including an approximate $0.04 per share reduction for the $300,000 of preferred stock dividends and related accretion.  This increase was partially offset by the $0.11 per share special cash dividend to common shareholders declared and paid during January 2014 and by the $0.12 per share quarterly cash dividend to common shareholders declared and paid during the first two quarters of 2014.  Also increasing book value per share was the $2,283,000 of other comprehensive income for the first six months of 2014 related to the after tax increase in the market value of investment securities available for sale, which increased book value by approximately $0.28 per share.

PREMIER FINANCIAL BANCORP, INC.
JUNE 30, 2014

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
JUNE 30, 2014

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
JUNE 30, 2014

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PREMIER FINANCIAL BANCORP, INC.

Date: August 8, 2014                                     /s/ Robert W. Walker
Robert W. Walker
President & Chief Executive Officer

Date: August 8, 2014                                     /s/ Brien M. Chase
Brien M. Chase
Senior Vice President & Chief Financial Officer