Form 10-Q
period 2014-09-30
PREMIER FINANCIAL BANCORP INC
filed 2014-11-07
CIK 887919

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

Common stock, no par value, – 8,115,444 shares outstanding at October 31, 2014

PREMIER FINANCIAL BANCORP, INC.
SEPTEMBER 30, 2014

2.

PREMIER FINANCIAL BANCORP, INC.
SEPTEMBER 30, 2014

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

3.

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2014 AND DECEMBER 31, 2013
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	(UNAUDITED)
	2014	2013
ASSETS
Cash and due from banks	$35,275	$27,378
Interest bearing bank balances	38,765	36,606
Federal funds sold	7,877	12,777
Cash and cash equivalents	81,917	76,761
Securities available for sale	253,559	218,066
Loans held for sale	395	77
Loans	854,394	740,770
Allowance for loan losses	(10,180)	(11,027)
Net loans	844,214	729,743
Federal Home Loan Bank stock, at cost	3,895	4,183
Premises and equipment, net	21,142	17,798
Other real estate owned	12,574	13,524
Interest receivable	3,342	3,132
Goodwill	33,796	29,875
Other intangible assets	3,258	2,121
Deferred taxes	1,800	4,439
Other assets	1,476	460
Total assets	$1,261,368	$1,100,179

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Non-interest bearing	$242,215	$210,193
Time deposits, $100,000 and over	182,011	146,905
Other interest bearing	652,770	566,925
Total deposits	1,076,996	924,023
Securities sold under agreements to repurchase	13,155	11,319
FHLB advances	5,000	-
Other borrowed funds	12,330	13,800
Interest payable	443	383
Other liabilities	5,210	3,714
Total liabilities	1,113,134	953,239

Stockholders' equity
Preferred stock, no par value; $1,000 per share liquidation preference,
5% cumulative, 1,000,000 shares authorized; 5,000 shares issued and outstanding at September 30, 2014, and 12,000 shares issued and outstanding at December 31, 2013	5,000	11,955
Common stock, no par value; 20,000,000 shares authorized; 8,115,444 shares issued and outstanding at September 30, 2014, and 8,038,345 shares issued and outstanding at December 31, 2013	74,364	73,589
Retained earnings	67,611	62,021
Accumulated other comprehensive income (loss)	1,259	(625)
Total stockholders' equity	148,234	146,940
Total liabilities and stockholders' equity	$1,261,368	$1,100,179

See Accompanying Notes to Consolidated Financial Statements

4.

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest income
Loans, including fees	$12,056	$11,615	$34,981	$32,081
Securities available for sale
Taxable	1,365	1,501	4,080	4,611
Tax-exempt	59	36	157	120
Federal funds sold and other	46	40	142	112
Total interest income	13,526	13,192	39,360	36,924

Interest expense
Deposits	953	994	2,800	3,139
Repurchase agreements and other	8	9	24	27
Other borrowings	139	162	427	498
Total interest expense	1,100	1,165	3,251	3,664

Net interest income	12,426	12,027	36,109	33,260
Provision for loan losses	536	50	147	550
Net interest income after provision for loan losses	11,890	11,977	35,962	32,710

Non-interest income
Service charges on deposit accounts	924	883	2,562	2,519
Electronic banking income	647	514	1,797	1,501
Secondary market mortgage income	73	70	142	211
Gain on disposition of securities	28	72	28	220
Other	186	219	493	533
	1,858	1,758	5,022	4,984
Non-interest expenses
Salaries and employee benefits	4,400	3,741	13,257	11,178
Occupancy and equipment expenses	1,281	1,070	3,741	3,252
Outside data processing	1,079	836	2,977	2,511
Professional fees	(104)	356	641	801
Taxes, other than payroll, property and income	203	149	507	512
Write-downs, expenses, sales of other real estate owned, net	450	160	56	756
Amortization of intangibles	225	152	593	456
FDIC insurance	247	212	708	624
Loan collection expenses	63	114	257	380
Other expenses	984	789	2,834	2,305
	8,828	7,579	25,571	22,775
Income before income taxes	4,920	6,156	15,413	14,919
Provision for income taxes	1,769	2,230	5,492	5,380

Net income	$3,151	$3,926	$9,921	$9,539

Preferred stock dividends and accretion	(205)	(165)	(535)	(495)
Net income available to common stockholders	$2,946	$3,761	$9,386	$9,044

Net income per share:
Basic	$0.36	$0.47	$1.16	$1.13
Diluted	0.34	0.44	1.09	1.07

See Accompanying Notes to Consolidated Financial Statements
5.

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$3,151	$3,926	$9,921	$9,539

Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale arising during the period	(577)	(730)	2,882	(6,139)
Reclassification of realized gain on the disposition of securities	(28)	(72)	(28)	(220)
Net change in unrealized gain (loss) on securities available for sale	(605)	(802)	2,854	(6,359)
Less tax impact	206	273	(970)	2,162
Other comprehensive income (loss)	(399)	(529)	1,884	(4,197)

Comprehensive income	$2,752	$3,397	$11,805	$5,342

See Accompanying Notes to Consolidated Financial Statements

6.

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
(UNAUDITED, DOLLARS IN THOUSANDS)

	2014	2013
Cash flows from operating activities
Net income	$9,921	$9,539
Adjustments to reconcile net income to net cash from operating activities
Depreciation	1,151	997
Provision for loan losses	147	550
Amortization (accretion), net	627	(608)
OREO writedowns (gains on sales), net	(679)	(61)
Stock compensation expense	208	128
Loans originated for sale	(5,167)	(9,919)
Secondary market loans sold	4,991	9,639
Secondary market income	(142)	(211)
Gain on disposition of securities	(28)	(220)
Changes in :
Interest receivable	461	408
Other assets	1,180	1,287
Interest payable	(74)	(77)
Other liabilities	981	568
Net cash from operating activities	13,577	12,020

Cash flows from investing activities
Purchases of securities available for sale	(36,435)	(27,230)
Proceeds from the sale of securities available for sale	4,842	149
Proceeds from maturities and calls of securities available for sale	36,654	62,533
Redemption of FHLB stock	408	-
Net change in loans	(20,249)	(26,622)
Acquisition of subsidiary, net of cash received	40,973	-
Purchases of premises and equipment, net	(725)	(891)
Improvements to OREO property	(189)	(1,571)
Proceeds from sales of other real estate acquired through foreclosure	3,370	2,721
Net cash from investing activities	28,649	9,089

Cash flows from financing activities
Net change in deposits	(31,373)	(6,247)
Net change in agreements to repurchase securities	1,836	(11,531)
Net change in federal funds purchased	-	2,219
Net change in short-term Federal Home Loan Bank advances	5,000	5,000
Redemption of Preferred Stock	(7,000)	-
Repayment of other borrowed funds	(1,814)	(1,649)
Proceeds from stock option exercises	567	444
Common stock dividends paid	(3,796)	(2,640)
Preferred stock dividends paid	(490)	(450)
Net cash from financing activities	(37,070)	(14,854)

Net change in cash and cash equivalents	5,156	6,255

Cash and cash equivalents at beginning of period	76,761	70,245

Cash and cash equivalents at end of period	$81,917	$76,500

See Accompanying Notes to Consolidated Financial Statements

7.

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
(UNAUDITED, DOLLARS IN THOUSANDS)

	2014	2013
Supplemental disclosures of cash flow information:
Cash paid during period for interest	$3,325	$3,741

Cash paid during period for income taxes	4,179	4,336

Loans transferred to real estate acquired through foreclosure	1,552	1,462

See Accompanying Notes to Consolidated Financial Statements

8.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Premier Financial Bancorp, Inc. (the Company) and its wholly owned subsidiaries (the “Banks”):

				September 30, 2014
		Year	Total	Net Income
Subsidiary	Location	Acquired	Assets	Qtr	YTD
Citizens Deposit Bank & Trust	Vanceburg, Kentucky	1991	$372,951	$1,130	$3,390
Premier Bank, Inc.	Huntington, West Virginia	1998	880,810	2,578	7,665
Parent and Intercompany Eliminations			7,607	(557)	(1,134)
Consolidated Total			$1,261,368	$3,151	$9,921

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

9.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  2 –SECURITIES

Amortized cost and fair value of investment securities, by category, at September 30, 2014 are summarized as follows:

2014	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
Mortgage-backed securities
U. S. sponsored agency MBS - residential	$54,390	$539	$(74)	$54,855
U. S. sponsored agency CMO’s - residential	151,665	2,415	(1,280)	152,800
Total mortgage-backed securities of government sponsored agencies	206,055	2,954	(1,354)	207,655
U. S. government sponsored agency securities	34,827	60	(51)	34,836
Obligations of states and political subdivisions	10,769	299	-	11,068
Total available for sale	$251,651	$3,313	$(1,405)	$253,559

Amortized cost and fair value of investment securities, by category, at December 31, 2013 are summarized as follows:

2013	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
Mortgage-backed securities
U. S. sponsored agency MBS - residential	$27,681	$463	$(321)	$27,823
U. S. sponsored agency CMO’s - residential	178,000	1,167	(2,445)	176,722
Total mortgage-backed securities of government sponsored agencies	205,681	1,630	(2,766)	204,545
U. S. government sponsored agency securities	7,058	30	(107)	6,981
Obligations of states and political subdivisions	6,275	265	-	6,540
Total available for sale	$219,014	$1,925	$(2,873)	$218,066

10.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  2–SECURITIES - continued

The amortized cost and fair value of securities at September 30, 2014 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available for sale
Due in one year or less	$11,473	$11,490
Due after one year through five years	23,492	23,734
Due after five years through ten years	9,431	9,456
Due after ten years	1,200	1,224
Mortgage-backed securities of government sponsored agencies	206,055	207,655
Total available for sale	$251,651	$253,559

Proceeds from the sale of securities were $4,842,000 and $149,000 during the first nine months of 2014 and 2013, while a $28,000 gain and a $72,000 gain was recognized on the sale of those securities, respectively.  In addition, a $148,000 gain was recognized from calls of securities during the first nine months of 2013.

Securities with unrealized losses at September 30, 2014 aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. government sponsored agency securities	$7,928	$(51)	-	-	$7,928	$(51)
U.S government sponsored agency MBS – residential	27,807	(60)	3,998	(14)	31,805	(74)
U.S government sponsored agency CMO – residential	21,651	(240)	26,533	(1,040)	48,184	(1,280)
Total temporarily impaired	$57,386	$(351)	$30,531	$(1,054)	$87,917	$(1,405)

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

The investment portfolio is predominately high quality interest-bearing debt securities with defined maturity dates backed by the U.S. Government or Government sponsored entities.  The unrealized losses at September 30, 2014 and December 31, 2013 are price changes resulting from changes in the interest rate environment and are considered to be temporary declines in the value of the securities.  Their fair value is expected to recover as the bonds approach their maturity date and/or market conditions improve.

NOTE  3 - LOANS

Major classifications of loans at September 30, 2014 and December 31, 2013 are summarized as follows:

	2014	2013
Residential real estate	$278,586	$216,081
Multifamily real estate	30,315	38,456
Commercial real estate:
Owner occupied	103,457	90,539
Non owner occupied	212,811	208,756
Commercial and industrial	103,764	85,301
Consumer	34,230	25,113
All other	91,231	76,524
	$854,394	$740,770

12.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3 – LOANS - continued

Activity in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2014 was as follows:

Loan Class	Balance Dec 31, 2013	Provision for loan losses	Loans charged-off	Recoveries	Balance Sept 30, 2014

Residential real estate	$2,694	$(419)	$308	$55	$2,022
Multifamily real estate	417	(137)	-	-	280
Commercial real estate:
Owner occupied	1,407	112	207	-	1,312
Non owner occupied	2,037	310	323	-	2,024
Commercial and industrial	2,184	(335)	111	11	1,749
Consumer	297	(12)	105	45	225
All other	1,991	628	267	216	2,568
Total	$11,027	$147	$1,321	$327	$10,180

Activity in the allowance for loan losses by portfolio segment for the nine months ending September 30, 2013 was as follows:

Loan Class	Balance Dec 31, 2012	Provision for loan losses	Loans charged-off	Recoveries	Balance Sept 30, 2013

Residential real estate	$2,163	$571	$191	$10	$2,553
Multifamily real estate	331	43	-	-	374
Commercial real estate:
Owner occupied	1,117	96	67	299	1,445
Non owner occupied	1,888	209	-	-	2,097
Commercial and industrial	3,046	215	12	87	3,336
Consumer	244	87	123	47	255
All other	2,699	(671)	202	286	2,112
Total	$11,488	$550	$595	$729	$12,172

13.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3 – LOANS - continued

Activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2014 was as follows:

Loan Class	Balance June 30, 2014	Provision for loan losses	Loans charged-off	Recoveries	Balance Sept 30, 2014

Residential real estate	$2,140	$(28)	$137	$47	$2,022
Multifamily real estate	311	(31)	-	-	280
Commercial real estate:
Owner occupied	1,364	73	125	-	1,312
Non owner occupied	2,270	(246)	-	-	2,024
Commercial and industrial	1,489	281	27	6	1,749
Consumer	232	21	46	18	225
All other	2,071	466	63	94	2,568
Total	$9,877	$536	$398	$165	$10,180

Activity in the allowance for loan losses by portfolio segment for the three months ending September 30, 2013 was as follows:

Loan Class	Balance June 30, 2013	Provision for loan losses	Loans charged-off	Recoveries	Balance Sept 30, 2013

Residential real estate	$2,371	$213	$35	$4	$2,553
Multifamily real estate	429	(55)	-	-	374
Commercial real estate:
Owner occupied	1,094	351	-	-	1,445
Non owner occupied	1,968	129	-	-	2,097
Commercial and industrial	4,073	(772)	-	35	3,336
Consumer	233	60	60	22	255
All other	2,030	124	108	66	2,112
Total	$12,198	$50	$203	$127	$12,172

14.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3 – LOANS - continued

Purchased Impaired Loans

The Company holds purchased loans for which there was, at their acquisition date, evidence of deterioration of credit quality since their origination and it was probable, at acquisition, that all contractually required payments would not be collected.  The carrying amount of those loans is as follows at September 30, 2014 and December 31, 2013.

	2014	2013
Residential real estate	$-	$183
Multifamily real estate	515	1,229
Commercial real estate
Owner occupied	245	250
Non owner occupied	5,728	6,782
Commercial and industrial	327	496
All other	5,117	4,623
Total carrying amount	$11,932	$13,563

Carrying amount, net of allowance	$10,937	$12,931

For those purchased loans disclosed above, the Company increased the allowance for loan losses by $400,000 for the three and nine months ended September 30, 2014.  The Company did not increase the allowance for loan losses for purchased impaired loans during the nine months ended September 30, 2013.

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

15.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3 – LOANS - continued

The accretable yield, or income expected to be collected, on the purchased loans above is as follows at September 30, 2014 and September 30, 2013.

	2014	2013
Balance at January 1	$217	$635
New loans purchased	-	-
Accretion of income	(9)	(22)
Income recognized upon full loan repayment	-	(415)
Reclassifications from non-accretable difference	-	23
Disposals	-	-
Balance at September 30	$208	$221

16.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3 – LOANS - continued

Past Due and Non-performing Loans

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of September 30, 2014 and December 31 2013.  The recorded investment in non-accrual loans is less than the principal owed on non-accrual loans due to discounts applied to the carrying value of the loan at time of their acquisition and interest payments made by the borrower which have been used to reduce the recorded investment in the loan rather than recognized as interest income.

September 30, 2014	Principal Owed on Non-accrual Loans	Recorded Investment in Non-accrual Loans	Loans Past Due Over 90 Days, still accruing

Residential real estate	$2,105	$1,898	$1,973
Multifamily real estate	1,933	1,176	1,355
Commercial real estate
Owner occupied	2,347	2,073	5
Non owner occupied	2,061	1,887	26
Commercial and industrial	2,574	1,284	106
Consumer	267	232	60
All other	12,596	5,162	481
Total	$23,883	$13,712	$4,006

December 31, 2013	Principal Owed on Non-accrual Loans	Recorded Investment in Non-accrual Loans	Loans Past Due Over 90 Days, still accruing

Residential real estate	$2,021	$1,725	$1,737
Multifamily real estate	3,282	1,889	1,369
Commercial real estate
Owner occupied	1,364	1,147	1,387
Non owner occupied	2,683	1,973	3,739
Commercial and industrial	6,838	4,961	84
Consumer	167	148	16
All other	12,212	4,798	146
Total	$28,567	$16,641	$8,478

Nonaccrual loans and impaired loans are defined differently.  Some loans may be included in both categories, and some may only be included in one category. Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

17.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3 – LOANS - continued

The following table presents the aging of the recorded investment in past due loans as of September 30, 2014 by class of loans:
Loan Class	Total Loans	30-89 Days Past Due	Greater than 90 days past due	Total Past Due	Loans Not Past Due

Residential real estate	$278,586	$6,827	$3,068	$9,895	$268,691
Multifamily real estate	30,315	330	2,016	2,346	27,969
Commercial real estate:
Owner occupied	103,457	543	1,464	2,007	101,450
Non owner occupied	212,811	3,892	1,665	5,557	207,254
Commercial and industrial	103,764	175	1,181	1,356	102,408
Consumer	34,230	530	130	660	33,570
All other	91,231	4,210	5,595	9,805	81,426
Total	$854,394	$16,507	$15,119	$31,626	$822,768

The table above includes approximately $2,352,000 of loans 30-89 days past due and $1,003,000 of loans greater than 90 days past due that were acquired via the purchase of the Bank of Gassaway on April 4, 2014.  See Note 9 below for additional details on purchase of the Bank of Gassaway.

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

18.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3 – LOANS - continued

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2014:
	Allowance for Loan Losses				Loan Balances
Loan Class	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total

Residential real estate	$-	$2,022	$-	$2,022	$2,076	$276,510	$-	$278,586
Multifamily real estate	26	254	-	280	1,800	28,000	515	30,315
Commercial real estate:
Owner occupied	125	1,187	-	1,312	2,104	101,108	245	103,457
Non-owner occupied	14	2,010	-	2,024	3,151	203,932	5,728	212,811
Commercial and industrial	368	1,286	95	1,749	1,190	102,247	327	103,764
Consumer	-	225	-	225	-	34,230	-	34,230
All other	-	1,668	900	2,568	2,572	83,542	5,117	91,231
Total	$533	$8,652	$995	$10,180	$12,893	$829,569	$11,932	$854,394

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

19.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3 – LOANS - continued

As of September 30, 2014, the table above includes approximately $88,167,000 of loans acquired from the purchase of the Bank of Gassaway reported as collectively evaluated for impairment with no loans deemed by management to be reported as individually evaluated for impairment or acquired with deteriorated credit quality.

In the tables below, total individually evaluated impaired loans include certain purchased loans that were acquired with deteriorated credit quality that are still individually evaluated for impairment.

The following table presents loans individually evaluated for impairment by class of loans as of September 30, 2014.  The table includes $5,980,000 of loans acquired with deteriorated credit quality that the Company cannot reasonably estimate cash flows such that they are accounted for on the cost recovery method and are still individually evaluated for impairment.

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Residential real estate	$2,128	$2,076	$-
Multifamily real estate	2,715	1,957	-
Commercial real estate
Owner occupied	1,896	1,702	-
Non owner occupied	2,628	2,548	-
Commercial and industrial	1,021	273	-
All other	2,608	2,572	-
	12,996	11,128	-
With an allowance recorded:
Multifamily real estate	$364	$358	$26
Commercial real estate
Owner occupied	515	515	125
Non owner occupied	602	602	14
Commercial and industrial	1,502	1,152	463
All other	12,514	5,118	900
	15,497	7,745	1,528
Total	$28,493	$18,873	$1,528

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

21.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3 – LOANS - continued

The following table presents the average balance of loans individually evaluated for impairment and interest income recognized on these loans for the nine months ended September 30, 2014 and September 30, 2013.   The table includes loans acquired with deteriorated credit quality that are still individually evaluated for impairment.

	Nine months ended Sept. 30, 2014			Nine months ended Sept. 30, 2013
Loan Class	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
Residential real estate	$2,421	$209	$209	$4,303	$140	$140
Multifamily real estate	2,518	746	746	4,247	828	828
Commercial real estate:
Owner occupied	2,171	39	30	2,620	136	119
Non-owner occupied	1,388	644	634	2,603	9	9
Commercial and industrial	2,152	546	546	9,184	44	44
All other	7,624	126	126	8,620	214	214
Total	$18,274	$2,310	$2,291	$31,577	$1,371	$1,354

The following table presents the average balance of loans individually evaluated for impairment and interest income recognized on these loans for the three months ended September 30, 2014 and September 30, 2013.   The table includes loans acquired with deteriorated credit quality that are still individually evaluated for impairment.

	Three months ended Sept. 30, 2014			Three months ended Sept. 30, 2013
Loan Class	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized

Residential real estate	$2,166	$148	$148	$3,920	$42	$42
Multifamily real estate	2,328	19	19	3,981	32	27
Commercial real estate:
Owner occupied	2,080	10	9	2,544	40	38
Non-owner occupied	1,679	17	7	2,166	-	-
Commercial and industrial	1,337	4	4	7,223	3	3
All other	7,475	45	45	7,900	54	17
Total	$17,065	$243	$232	$27,734	$171	$127

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

The following table presents TDR’s as of September 30, 2014 and December 31, 2013:

September 30, 2014	TDR’s on Non-accrual	Other TDR’s	Total TDR’s

Residential real estate	$15	$195	$210
Commercial real estate
Non owner occupied	-	479	479
Commercial and industrial	-	779	779
All other	-	1,838	1,838
Total	$15	$3,291	$3,306

December 31, 2013	TDR’s on Non-accrual	Other TDR’s	Total TDR’s

Residential real estate	$23	$296	$319
Commercial real estate
Non owner occupied	-	506	506
Commercial and industrial	-	831	831
Consumer	-	5	5
All other	-	2,017	2,017
Total	$23	$3,655	$3,678

At September 30, 2014 and December 31, 2013 there were no specific reserves allocated to loans that had restructured terms.

23.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3 – LOANS - continued

The following table presents TDR’s that occurred during the nine months ended September 30, 2014 and September 30, 2013:

	Nine months ended Sept. 30, 2014			Nine months ended Sept. 30, 2013
Loan Class	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

All other	-	$-	$-	1	$16	$16
Total	-	$-	$-	1	$16	$16

The troubled debt restructurings described above did not increase the allowance for loan losses during the period ended September 30, 2014 and did not increase the allowance for loan losses during the period ended September 30, 2013.

During the three and nine months ended September 30, 2014 and the three and nine months ended September 30, 2013, there were no TDR’s for which there as a payment default within twelve months following the modification.

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

25.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3 – LOANS - continued

As of September 30, 2014 and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

Loan Class	Pass	Special Mention	Substandard	Doubtful	Total Loans

Residential real estate	$263,920	$7,940	$6,711	$15	$278,586
Multifamily real estate	27,106	894	2,315	-	30,315
Commercial real estate:
Owner occupied	94,219	5,770	3,468	-	103,457
Non-owner occupied	201,056	6,739	5,016	-	212,811
Commercial and industrial	99,758	2,224	1,753	29	103,764
Consumer	33,808	315	107	-	34,230
All other	77,313	5,604	8,314	-	91,231
Total	$797,180	$29,486	$27,684	$44	$854,394

The table above includes approximately $76,637,000 of loans risk rated as “pass”, $2,653,000 of loans risk rated as “special mention”, $1,957,000 of loans risk rated as “substandard” and no loans risk rated as doubtful that were acquired via the purchase of the Bank of Gassaway on April 4, 2014.  See Note 9 below for additional details on purchase of the Bank of Gassaway.

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

These quantitative measures established by regulation to ensure capital adequacy require the Company and Banks to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of September 30, 2014 the Company and the Banks meet all quantitative capital adequacy requirements to which they are subject.

Shown below is a summary of regulatory capital ratios for the Company:
	Sept. 30, 2014	December 31, 2013	Regulatory Minimum Requirements	To Be Considered Well Capitalized
Tier I Capital (to Risk-Weighted Assets)	14.0%	16.9%	4.0%	6.0%
Total Capital (to Risk-Weighted Assets)	15.2%	18.2%	8.0%	10.0%
Tier I Capital (to Average Assets)	9.2%	11.0%	4.0%	5.0%

As of September 30, 2014, the most recent notification from each of the Banks’ primary Federal regulators categorized the subsidiary Banks as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Banks must maintain minimum Total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the preceding table.  There are no conditions or events since that notification that management believes have changed the Banks’ categories.

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

Premier sought and obtained regulatory permission to redeem 7,000 of the 12,000 outstanding shares at the $1,000.00 per share face value plus any accrued dividends due through but not including the redemption date.  The redemption date was set by the board of directors to be September 26, 2014 and the redemption occurred on that date.  The redemption payment included $39,861.10 of accrued and unpaid dividends to the Series A Preferred holders.

Premier sought and in October 2014 obtained regulatory permission to redeem the final 5,000 outstanding shares at the $1,000.00 per share face value plus any accrued dividends due through but not including the redemption date.  The redemption date was set by the board of directors to be November 14, 2014.  The redemption payment will include $62,500.00 of accrued and unpaid dividends to the Series A Preferred holders.

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

The U.S. Treasury has agreed not to exercise voting power with respect to any common stock issued to it upon exercise of the Warrant.  The common stock will be issued from authorized but unissued common stock and thus will dilute the interests of existing Premier common shareholders.  Under terms of the Warrant, the exercise price and the number of shares that can be purchased are adjusted based upon certain events including common stock dividends paid to shareholders that exceed the $0.11 per share regular quarterly dividend paid by Premier at the time the Warrant was issued.  Due to dividends paid in 2014 that were either special cash dividends or dividends that exceeded the $0.11 regular quarterly cash dividend per share defined in the terms of the Warrant, the Warrant has been adjusted as of September 30, 2014 to permit the purchase of 634,684 shares of the Company’s common stock at an exercise price of $5.26 per share. As of September 30, 2014, the Warrant has not yet been exercised.  Since the Series A Preferred Stock was disposed of by the U.S. Treasury, Premier has the right to repurchase the Warrant at its appraised value.  If Premier chooses not to repurchase the Warrant, the U.S. Treasury may liquidate the Warrant at its current market price.

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  6 – STOCK COMPENSATION EXPENSE - continued

Stock-based compensation expense of $208,000 was recorded for the first nine months of 2014 compared to $128,000 for the first nine months of 2013.  For the three months ended September 30, $38,000 was recorded for 2014 while $41,000 was recorded for 2013.  Stock-based compensation expense is recognized ratably over the requisite vesting period for all awards. Unrecognized stock-based compensation expense related to stock options totaled $148,000 at September 30, 2014. This unrecognized expense is expected to be recognized over the next 29 months based on the vesting periods of the options.

A summary of the Company’s stock option activity and related information is presented below for the nine months ended September 30:

	- - - - - - 2014 - - - - - -		- - - - - - 2013 - - - - - -
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	354,281	$9.84	392,366	$9.24
Grants	46,300	14.43	52,900	11.39
Exercises	(77,896)	8.52	(60,043)	7.63
Forfeitures or expired	(8,133)	9.27	(12,401)	7.90
Outstanding at September 30,	314,552	$10.86	372,822	$9.76

Exercisable at September 30,	209,299		231,272
Weighted average remaining life of options outstanding	6.1		6.2
Weighted average fair value of options granted during the year	$3.74		$2.85

Options outstanding at period-end are expected to fully vest.

Additional information regarding stock options outstanding and exercisable at September 30, 2014, is provided in the following table:

	- - - - - - - - Outstanding - - - - - - - -			- - - - - - - - Currently Exercisable - - - - - - - -
Range of Exercise Prices	Number	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value

$6.50 to $10.00	136,049	$7.51	$970	108,356	6.4	$7.52	$771
$10.01 to $12.50	55,603	11.44	178	24,343	4.7	11.50	77
$12.51 to $15.00	99,400	13.91	72	53,100	2.9	13.46	63
$15.01 to $17.50	23,500	16.00	0	23,500	1.4	16.00	-
Outstanding - Sept 30, 2014	314,552	10.86	$1,220	209,299	4.8	10.44	$911

31.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  7 – EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the earnings per common share and earnings per common share assuming dilution computations for the three and nine months ended September 30, 2014 and 2013 is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Basic earnings per share
Income available to common stockholders	$2,946	$3,761	$9,386	$9,044
Weighted average common shares outstanding	8,108,722	8,015,954	8,077,428	7,986,719
Earnings per share	$0.36	$0.47	$1.16	$1.13

Diluted earnings per share
Income available to common stockholders	$2,946	$3,761	$9,386	$9,044
Weighted average common shares outstanding	8,108,722	8,015,954	8,077,428	7,986,719
Add dilutive effects of potential additional common stock	512,166	440,326	506,420	439,271
Weighted average common and dilutive potential common shares outstanding	8,620,888	8,456,280	8,583,848	8,425,990
Earnings per share assuming dilution	$0.34	$0.44	$1.09	$1.07

Stock options for 23,500 and 84,100 shares of common stock were not considered in computing diluted earnings per share for the nine months ended September 30, 2014 and 2013 because they were antidilutive.  Stock options for 23,500 and 84,100 shares of common stock were not considered in computing diluted earnings per share for the three months ended September 30, 2014 and 2013 because they were antidilutive.

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

33.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  8 – FAIR VALUE - continued

The carrying amounts and estimated fair values of financial instruments at September 30, 2014 were as follows:
		Fair Value Measurements at September 30, 2014 Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and due from banks	$74,040	$74,040	$-	$-	$74,040
Federal funds sold	7,877	7,877	-	-	7,877
Securities available for sale	253,559	-	253,419	140	253,559
Loans held for sale	395	-	-	395	395
Loans, net	844,214	-	-	845,396	845,396
Federal Home Loan Bank stock	3,895	n/a	n/a	n/a	n/a
Interest receivable	3,342	-	822	2,520	3,342

Financial liabilities
Deposits	$(1,076,996)	$(703,039)	$(373,551)	$-	$(1,076,590)
Securities sold under agreements to repurchase	(13,155)	-	(13,155)	-	(13,155)
FHLB advances	(5,000)	(5,000)	-	-	(5,000)
Other borrowed funds	(12,330)	-	(12,373)	-	(12,373)
Interest payable	(443)	(6)	(437)	-	(443)

The carrying amounts and estimated fair values of financial instruments at December 31, 2013 were as follows:
		Fair Value Measurements at December 31, 2013 Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and due from banks	$63,984	$63,984	$-	$-	$63,984
Federal funds sold	12,777	12,777	-	-	12,777
Securities available for sale	218,066	-	217,926	140	218,066
Loans held for sale	77	-	-	77	77
Loans, net	729,743	-	-	725,588	725,588
Federal Home Loan Bank stock	4,183	n/a	n/a	n/a	n/a
Interest receivable	3,132	-	593	2,539	3,132

Financial liabilities
Deposits	$(924,023)	$(592,664)	$(332,475)	$-	$(925,139)
Securities sold under agreements to repurchase	(11,319)	-	(11,319)	-	(11,319)
Other borrowed funds	(13,800)	-	(13,811)	-	(13,811)
Interest payable	(383)	(5)	(378)	-	(383)

34.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  8 – FAIR VALUE - continued

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at September 30, 2014 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale
Mortgage-backed securities
U. S. agency MBS - residential	$54,855	$-	$54,855	$-
U. S. agency CMO’s - residential	152,800	-	152,800	-
Total mortgage-backed securities of government sponsored agencies	207,655	-	207,655	-
U. S. government sponsored agency securities	34,836	-	34,836	-
Obligations of states and political subdivisions	11,068	-	10,928	140
Total available for sale	$253,559	$-	$253,419	$140

		Fair Value Measurements at December 31, 2013 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale
Mortgage-backed securities
U. S. agency MBS - residential	$27,823	$-	$27,823	$-
U. S. agency CMO’s	176,722	-	176,722	-
Total mortgage-backed securities of government sponsored agencies	204,545	-	204,545	-
U. S. government sponsored agency securities	6,981	-	6,981	-
Obligations of states and political subdivisions	6,540	-	6,400	140
Total securities available for sale	$218,066	$-	$217,926	$140
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

36.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  8 – FAIR VALUE - continued

Assets and liabilities measured at fair value on a non-recurring basis at September 30, 2014 are summarized below:
		Fair Value Measurements at September 30, 2014 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Multifamily residential	$332	$-	$-	$332
Commercial real estate
Owner occupied	390	-	-	390
Non-owner occupied	588	-	-	588
Commercial and industrial	689	-	-	689
All other	4,218	-	-	4,218
Total impaired loans	6,217	$-	$-	$6,217

Other real estate owned:
Commercial real estate
Non-owner occupied	$2,003	-	-	$2,003
All other	8,353	-	-	8,353
Total OREO	$10,356	$-	$-	$10,356

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $6,217,000 at September 30, 2014 made up of an outstanding balance of $7,745,000, net of a valuation allowance of $1,528,000.  At December 31, 2013, impaired loans had a carrying amount of $9,808,000, made up of an outstanding balance of $12,300,000, net of a valuation allowance of $2,492,000.  The change resulted in a negative provision for loan losses of $473,000 for the nine months ended September 30, 2014, compared to a $187,000 provision for loan losses for the nine months ended September 30, 2013; and an additional $413,000 provision for loan losses for the three months ended September 30, 2014, compared to a negative $296,000 provision for loan losses for the three months ended September 30, 2013.  The detail of impaired loans by loan class is contained in Note 3 above.

Other real estate owned measured at fair value less costs to sell, had a net carrying amount of $10,356,000 which is made up of the outstanding balance of $12,788,000 net of a valuation allowance of $2,432,000 at September 30, 2014. There were $380,000 of additional write downs during the nine months ended September 30, 2014, compared to no additional write downs during the nine months ended September 30, 2013.  For the three months ended September 30, 2014 there were $100,000 of additional write downs compared to no additional write downs during the three months ended September 30, 2013. At December 31, 2013, other real estate owned had a net carrying amount of $8,786,000, made up of the outstanding balance of $11,163,000, net of a valuation allowance of $2,377,000.

37.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  8 – FAIR VALUE - continued

The significant unobservable inputs related to assets and liabilities measured at fair value on a non-recurring basis at September 30, 2014 are summarized below:

	September 30, 2014	Valuation Techniques	Unobservable Inputs	Range (Weighted Avg)
Impaired loans:
Multifamily residential	$332	sales comparison	adjustment for differences between the comparable sales	36.8%-36.8%(36.8%)
Commercial real estate
Owner occupied	390	sales comparison	adjustment for limited salability of specialized property	44.8%-72.4%(64.4%)
Non-owner occupied	588	sales comparison	adjustment for differences between the comparable sales	16.9%-16.9%(16.9%)
Commercial and industrial	689	sales comparison	adjustment for limited salability of specialized property	8.0%-41.2%(26.5%)
All other	4,218	sales comparison	adjustment for percentage of completion of construction	56.8%-56.8%(56.8%)
Total impaired loans	6,217

Other real estate owned:
Commercial real estate
Non-owner occupied	$2,003	sales comparison	adjustment for differences between the comparable sales	29.6%-29.6%(29.6%)
All other	8,353	sales comparison	adjustment for estimated realizable value	24.6%-50.2%(45.0%)
Total OREO	$10,356

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

39.

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

40.

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

United States generally accepted accounting principles (“U.S. GAAP”) provides up to twelve months following the date of acquisition in which management can finalize the fair values of acquired assets and assumed liabilities. Material events that occur during the measurement period will be analyzed to determine if the new information reflected facts and circumstances that existed on the acquisition date. The measurement period ends as soon as the Company receives the information it was seeking about facts and circumstances that existed as of the acquisition date or learns more information is unobtainable. The measurement period is limited to one year from the acquisition date. Once management has finalized the fair values of acquired assets and assumed liabilities within this twelve month period, management considers such values to be the “Day One Fair Values”.

Net assets acquired via the acquisition are shown in the table below.

Gassaway
Cash and due from banks	$61,223
Securities available for sale	38,741
Loans, net	95,094
Goodwill and other intangible assets	5,651
Other assets	5,089
Total assets acquired	205,798

Deposits	(184,555)
Other liabilities	(993)
Total liabilities assumed	(185,548)
Net assets acquired	$20,250

41.

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

42.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2014

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

Net income for the nine months ended September 30, 2014 was $9,921,000, or $1.09 per diluted share, compared to net income of $9,539,000, or $1.07 per diluted share, for the nine months ended September 30, 2013.  The increase in income in 2014 is largely due to an increase in interest income on loans, a decrease in interest expense, an increase in non-interest income, and a decrease in the provision for loan losses, all of which more than offset an increase in non-interest expenses.  The increase in interest income on loans as well as the increase in non-interest income and non-interest expenses in the first nine months of 2014 is largely due to the operations of the five branches acquired from the purchase of Gassaway, which are only included in the financial results since the April 4, 2014 acquisition date.  The annualized returns on average common shareholders’ equity and average assets were approximately 8.75% and 1.07% for the nine months ended September 30, 2014 compared to 8.85% and 1.13% for the same period of 2013.

43.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2014

Net income for the three months ended September 30, 2014 was $3,151,000, or $0.34 per diluted share, compared to net income of $3,926,000, or $0.44 per diluted share for the three months ended September 30, 2013.  The decrease in net income is largely due to a higher amount of deferred interest and purchase discounts recognized on loans liquidated in the third quarter of 2013 compared to the third quarter of 2014.  In the third quarter of 2013, $1,809,000 of deferred interest and purchase discounts was recognized in interest income as a result of loans liquidated during the quarter, compared to $518,000 of deferred interest and purchase discounts recognized as income on loans liquidated during the third quarter of 2014.  Otherwise, when compared to the third quarter of 2013, a $1,690,000 increase in net interest income and a $100,000 increase in non-interest income in the third quarter of 2014 were substantially offset by a $1,249,000 increase in non-interest expenses and a $486,000 increase in the provision for loan losses.  The annualized returns on common shareholders’ equity and average assets were approximately 8.18% and 0.99% for the three months ended September 30, 2014 compared to 11.14% and 1.42% for the same period of 2013.

Net interest income for the nine months ended September 30, 2014 totaled $36.11 million, up $2.85 million, or 8.57%, from the $33.26 million of net interest income earned in the first nine months of 2013, as an increase in interest income was complemented by a decrease in interest expense.  Interest income in 2014 increased by $2.44 million, or 6.6%, largely due to a $2.90 million increase in interest income on loans.  In the first nine months of 2014, interest income on loans included approximately $2.81 million of income from loans acquired via the purchase of Gassaway.  Also included in interest income on loans in the first nine months of 2014 was approximately $2.37 million of income recognized from purchase discounts and deferred interest income collected on non-accrual loans liquidated during the first nine months of 2014, compared to approximately $2.58 million of similar income on loans liquidated during the first nine months of 2013. The timing of these liquidations is difficult to predict, which creates fluctuations in reported loan interest income.  Excluding the income from liquidation of these non-accrual loans, interest income on loans increased by $3.11 million, or 9.7%, largely due to the additional interest income on loans acquired from the Gassaway purchase.  Interest income on investments decreased by $494,000, or 10.4% due to a lower average volume of investments and a slightly lower average yield on those investments.  Interest earned on federal funds sold and interest bearing bank balances increased by $30,000, largely due to a higher average volume of assets held in this category resulting from the funds added from the Gassaway purchase.

Complementing the increase in interest income in the first nine months of 2014 was $413,000 of interest expense savings.  Interest expense decreased in total during the first nine months of 2014 by $413,000, or 11.3%, when compared to the same nine months of 2013.  This decrease includes the addition of $183,000 of interest expense on the interest-bearing deposits and other borrowings assumed from the Gassaway purchase.  Interest expense on deposits decreased by $339,000, or 10.8%, largely due to the continuing decrease in rates paid on deposits.  This decrease in interest expense includes $173,000 of additional interest expense from the Gassaway purchase.  Otherwise, interest expense in the first nine months of 2014 would have decreased by $512,000, or 16.3%, when compared to the same nine months of 2013.  Interest expense on repurchase agreements and other short-term borrowings decreased by $3,000, largely due to a lower average balance outstanding.  Interest expense on other borrowings decreased by $71,000, or 14.3%, in the first nine months of 2014 compared to the first nine months of 2013, largely due to a decrease in the average amount of borrowings outstanding which more than offset an additional $10,000 of interest expense from the borrowing assumed from the Gassaway purchase.

44.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2014

The Federal Reserve System Board of Governors’ policy to maintain the federal funds rate at nearly zero, coupled with the U.S. Treasury actively buying investment securities, has significantly reduced the yield on much of Premier’s earning assets, including investments, federal funds sold and variable rate loans.  Premier has tried to offset the lower interest income by lowering the rates paid on its deposits and repurchase agreements with customers.  As a result, Premier’s overall net interest margin decreased in the first nine months of 2014.  Premier’s net interest margin during the first nine months of 2014 was 4.28% compared to 4.32% for the same period in 2013.  A portion of the interest income on loans is the result of recognizing into interest income the remaining fair value discounts on loans acquired via a business acquisition if that loan was paid-off during the period.  These events cannot be predicted with certainty and may positively or negatively affect the comparison of interest income on loans in future periods.  Also impacting the comparison of Premier’s net interest margin in 2014 with its net interest margin in 2013 are the assets and liabilities acquired via the Gassaway purchase which generated additional net interest income in the second and third quarters of 2014 but not necessarily at the same net interest margin as Premier’s historical yields.

45.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2014

Additional information on Premier’s net interest income for the first nine months of 2014 and first nine months of 2013 is contained in the following table.

PREMIER FINANCIAL BANCORP, INC.
AVERAGE CONSOLIDATED BALANCE SHEETS
AND NET INTEREST INCOME ANALYSIS

	Nine Months Ended Sept. 30, 2014			Nine Months Ended Sept. 30, 2013
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
Assets
Interest Earning Assets
Federal funds sold and other	$69,041	$142	0.27%	$52,367	$112	0.29%
Securities available for sale
Taxable	246,487	4,080	2.21	263,657	4,611	2.33
Tax-exempt	7,914	157	4.01	5,570	120	4.35
Total investment securities	254,401	4,237	2.26	269,227	4,731	2.37
Total loans	806,487	34,981	5.80	709,119	32,081	6.05
Total interest-earning assets	1,129,929	39,360	4.67	1,030,713	36,924	4.80%
Allowance for loan losses	(10,291)			(12,211)
Cash and due from banks	31,577			26,691
Other assets	75,929			69,139
Total assets	$1,227,144			$1,114,332

Liabilities and Equity
Interest-bearing liabilities
Interest-bearing deposits	$800,713	2,800	0.47	$736,632	3,139	0.57
Short-term borrowings	12,408	23	0.25	14,000	27	0.26
FHLB advances	1,117	1	0.12	1,136	1	0.12
Other borrowings	13,094	427	4.36	15,227	497	4.36
Total interest-bearing liabilities	827,332	3,251	0.53%	766,995	3,664	0.64%
Non-interest bearing deposits	241,043			196,862
Other liabilities	5,572			3,796
Stockholders’ equity	153,197			146,679
Total liabilities and equity	$1,227,144			$1,114,332

Net interest earnings		$36,109			$33,260
Net interest spread			4.14%			4.16%
Net interest margin			4.28%			4.32%

.

46.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2014

Additional information on Premier’s net interest income for the third quarter of 2014 and third quarter of 2013 is contained in the following table.

PREMIER FINANCIAL BANCORP, INC.
AVERAGE CONSOLIDATED BALANCE SHEETS
AND NET INTEREST INCOME ANALYSIS

	Three Months Ended Sept. 30, 2014			Three Months Ended Sept. 30, 2013
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
Assets
Interest Earning Assets
Federal funds sold and other	$64,780	$46	0.28%	$50,689	$40	0.32%
Securities available for sale
Taxable	260,276	1,365	2.10	249,124	1,501	2.41
Tax-exempt	9,303	59	3.84	4,834	36	4.51
Total investment securities	269,579	1,424	2.16	253,958	1,537	2.45
Total loans	841,888	12,056	5.68	720,736	11,615	6.39
Total interest-earning assets	1,176,247	13,526	4.58	1,025,383	13,192	5.12%
Allowance for loan losses	(9,870)			(12,313)
Cash and due from banks	33,336			26,494
Other assets	79,104			69,606
Total assets	$1,278,817			$1,109,170

Liabilities and Equity
Interest-bearing liabilities
Interest-bearing deposits	$831,589	953	0.45	$730,984	994	0.54
Short-term borrowings	11,668	7	0.24	12,192	9	0.29
FHLB advances	3,315	1	0.12	3,371	1	0.12
Other borrowings	12,610	139	4.37	14,672	161	4.35
Total interest-bearing liabilities	859,182	1,100	0.51%	761,219	1,165	0.61%
Non-interest bearing deposits	257,323			196,949
Other liabilities	6,666			4,065
Stockholders’ equity	155,646			146,937
Total liabilities and equity	$1,278,817			$1,109,170

Net interest earnings		$12,426			$12,027
Net interest spread			4.07%			4.51%
Net interest margin			4.21%			4.67%

47.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2014

Net interest income for the quarter ended September 30, 2014 totaled $12.43 million, up $399,000, or 3.3%, from the $12.03 million of net interest income earned in the third quarter of 2013.  Interest income in the third quarter of 2014 increased by $334,000, or 2.5%, as an increase in interest income on loans more than offset a decrease in interest income on investments.  Interest income on loans increased by $441,000, or 3.8%.  In the third quarter of 2014, interest income on loans included an increase of approximately $1.44 million from the loans acquired from the Gassaway purchase.  Partially offsetting this increase was a decrease in the amount of deferred interest and purchase discounts recognized on loans liquidated during the third quarter of 2014 compared to the third quarter of 2013.  In the third quarter of 2013, $1.81 million of deferred interest and purchase discounts was recognized in interest income as a result of loans liquidated during the quarter, compared to $518,000 of deferred interest and purchase discounts recognized as income on loans liquidated during the third quarter of 2014.  When a loan that has been discounted as a result of being purchased in a business acquisition is paid off, any remaining discount is recognized as interest income on loans.  Furthermore, when a loan is placed on non-accrual status, interest income is deferred and any interest payments received are used to reduce the investment in the loan.  When the loan is paid off, the deferred interest is then recognized as interest income on the loan.  These events cannot be predicted with certainty and may positively or negatively affect the comparison of interest income on loans in future periods.  Interest earned on investments decreased by $113,000, or 7.4%, in the third quarter of 2014, largely due to lower average yields on the investment portfolio although on a higher average of investments as a result of the purchase of Gassaway.  Interest earned on federal funds sold and interest bearing bank balances increased by $6,000, largely due to a higher average volume of assets held in this category as a result of the Gassaway purchase.

Also adding to the increase in net interest income, interest expense decreased in total during the third quarter of 2014 by $65,000, or 5.6%, when compared to the same quarter of 2013.  Interest expense on deposits decreased by $41,000, or 4.1%, largely due to a continuing decrease in the average rates paid on interest-bearing deposits.  This decrease in interest expense includes $90,000 of additional interest expense on deposits from the Gassaway purchase.  Otherwise, interest expense on deposits in the third quarter of 2014 would have decreased by $131,000, or 13.2%, when compared to the third quarter of 2013.  Interest expense on repurchase agreements and other short-term borrowings decreased by $1,000, largely due to a decrease in repurchase agreement balances.  Interest expense on other borrowings decreased by $23,000, or 14.2%, in the third quarter of 2014 compared to the third quarter of 2013, largely due to a decrease in the average amount of borrowings outstanding, which more than offset the $5,000 additional interest expense incurred on the borrowings assumed in the Gassaway purchase.  The Board of Governors’ policy to reduce the federal funds rate to nearly zero, coupled with the U.S. Treasury continuing to buy investment securities, has significantly reduced the yield on much of Premier’s earning assets, including investments, federal funds sold and variable rate loans.  New fixed rate loans are also pricing lower than loans originated in prior periods.  Premier has tried to offset the lower interest earning yields by lowering the rates paid on its deposits and repurchase agreements with customers.  During the third quarter of 2014, the decrease in the yields earned on loans, partially due to the decrease in interest income recognized on loans liquidated during the second quarter of 2014, outpaced the lower average rate paid on deposits.  The effect was to lower Premier’s overall net interest margin.  Premier’s net interest margin during the third quarter of 2014 was 4.21% compared to 4.67% for the same period in 2013.

48.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2014

Non-interest income increased by $38,000, or 0.8%, to 5,022,000 for the first nine months of 2014 compared to the same period of 2013.  However, this increase includes a $192,000 decrease in the net gains on the disposition of investment securities in 2014 compared to 2013.  Excluding these gains in both years, non-interest income increased by $230,000, or 4.8%, in the first nine months of 2014 compared to the same period of 2013, largely due to the inclusion of the Gassaway operations in 2014.  Electronic banking income (income from debit/credit cards, ATM fees and internet banking charges) increased by $296,000, or 19.7%, largely due to the inclusion of the Gassaway operations since the bank’s acquisition date.  Service charges on deposit accounts increased by $43,000, or 1.7%, as the increase in revenue from the Gassaway operations was largely offset by decreases in customer overdraft activity, as customers reduced their propensity to incur overdraft charges as they managed their checking accounts more closely.  Income from selling mortgages in the secondary market decreased by $69,000, or 32.7%, largely due to a decrease in customer demand for refinancing existing mortgage loans compared to one-year ago as a result of an increase in long-term mortgage rates, while other non-interest income decreased by $40,000, or 7.5%.

For the quarter ending September 30, 2014, non-interest income increased by $100,000 to $1,858,000 compared to $1,758,000 recognized during the same quarter of 2013.  Service charges on deposit accounts increased by $41,000, or 4.6%, and electronic banking income increased by $133,000, or 25.9%, largely due to the inclusion of the operations of Gassaway in 2014.  Secondary market mortgage income increased by $3,000 in 2014, largely the result of a slight increase in activity compared to the same period in 2013.  Other non-interest income decreased by $33,000 and net gains on the disposition of investment securities decreased by $44,000 in the third quarter of 2014 when compared to the same quarter in 2013.

Non-interest expenses for the first nine months of 2014 totaled $25.57 million, or 2.79% of average assets on an annualized basis, compared to $22.78 million, or 2.73% of average assets for the same period of 2013.  The $2.79 million increase in non-interest expenses in 2014 when compared to the first nine months of 2013 is largely due to the inclusion of the operations of Gassaway since its purchase early in the second quarter of 2014.  Staff costs increased by $2.1 million, or 18.6%, due to a $1.14 million, or 12.6%, increase in salaries and wages (net of deferred loan costs) and a $938,000, or 45.0%, increase in benefit plan costs, namely employee medical insurance benefits.  Occupancy and equipment expenses increased by $489,000, or 15.0%, largely due to the costs associated with operating the five branches from the Gassaway purchase plus additional expenditures on facilities maintenance and information technology maintenance and software.  Outside data processing increased by $466,000, or 18.6%, largely due to the additional costs associated with the Gassaway operations.  Amortization of intangibles increased by $137,000 due to the addition of a core deposit intangible asset from the Gassaway purchase.  FDIC insurance increased by $84,000, largely due to the increase in the assessment base as a result of the Gassaway purchase.  Other expenses increased by $529,000, largely due to increased supply costs, direct data system conversion costs incurred and other expenses related to the acquisition of Gassaway, plus an increase in marketing expenses and loan operation expenses.  Decreases in non-interest expense during the first nine months of 2014 include a $700,000 decrease in expenses and writedowns on other real estate owned (OREO), a $160,000 decrease in professional fees, and a $123,000 decrease in loan collection expenses.  OREO expenses decreased largely due to $1.2 million of net gains recognized on the sale of OREO properties during 2014, net of $543,000 of additional write downs on other OREO still owned, and a slight decrease in the amount of expenses related to the maintenance of OREO properties that were either sold in 2013 or under construction in 2013.  Professional fees decreased by $160,000, or 20.0%, due to lower legal expenditures and lower consulting costs in 2014.

49.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2014

Non-interest expenses for the third quarter of 2014 totaled $8.83 million, or 2.74% of average assets on an annualized basis, compared to $7.58 million, or 2.71% of average assets for the same period of 2013.  The $1.25 million increase in non-interest expenses in the third quarter of 2014 when compared to the second quarter of 2013 is largely due to the inclusion of the operations of Gassaway in 2014.  However, the ratio of non-interest expenses to average assets on an annualized basis was fairly consistent from the third quarter of 2013 at 2.71% (before the Gassaway purchase) to the third quarter of 2014 at 2.74% (including the Gassaway purchase).  Staff costs increased by $659,000, or 17.6%, due a $435,000, or 14.4%, increase in salaries and wages (net of deferred loan costs) and a $225,000, or 31.8%, increase in benefit plan costs, namely employee medical insurance benefits.  Occupancy and equipment expenses increased by $211,000, or 19.7%, largely due to the costs associated with operating the five branches from the Gassaway purchase.  Outside data processing increased by $243,000, or 29.1%, largely due to the additional costs associated with the Gassaway operations.  Taxes not on income increased by $54,000, or 36.2%, largely due to an increase in the Ohio based financial institutions tax.  OREO expenses increased by $290,000 largely due to an increase in the amount of expenses related to the maintenance of OREO properties plus additional writedowns of the carrying value of properties that have not been sold.  Amortization of intangibles increased by $73,000 due to the addition of a core deposit intangible asset from the Gassaway purchase.  FDIC insurance increased by $35,000, largely due to the increase in the assessment base as a result of the Gassaway purchase.  Other expenses increased by $195,000, largely due to increased operating expenses related to the acquisition of Gassaway plus an increase in marketing expenses and loan operation expenses.  Decreases in non-interest expense during the third quarter of 2014 include a $460,000 decrease in professional fees and a $51,000 decrease in loan collection expenses.  Professional fees decreased largely due to the reimbursement of $275,000 paid for legal related matters earlier in 2014 compared to a higher level of legal fees incurred in the third quarter of 2013 and a decrease in the amount of accounting and audit expense.

Income tax expense was $5.49 million for the first nine months of 2014 compared to $5.38 million for the first nine months of 2013.  The effective tax rate for the nine months ended September 30, 2014 was 35.6% compared to 36.1% for the same period in 2013.  For the quarter ended September 30, 2014, income tax expense was $1.74 million, a 36.0% effective tax rate, compared to $2.23 million (a 36.2% effective tax rate) for the same period in 2013.  The increase in income tax expense during the first nine months of 2014 can be primarily attributed to the increase in pre-tax income detailed above coupled with an increase in the effective income tax rate in 2013 largely due to increases in the amount of income subject to state income taxes and the Company’s taxable income reaching the phase-in threshold of the 35% Federal corporate income tax rate.  The decrease in income tax expense during the third quarter of 2014 when compared to the same quarter of 2013 can be primarily attributed to the decrease in pre-tax income for the quarter as detailed above.

50.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2014

B.         Financial Position

Total assets at September 30, 2014 increased by $161.2 million to $1.261 billion from the $1.100 billion at December 31, 2013.  Earning assets increased by $146.1 million from the $1.012 billion at year-end 2013 to end the quarter at $1.158 billion.  The increase in total assets and earning assets was largely due to the acquisition of Gassaway, which added approximately $185.5 million in total assets (net of the $20.3 million cash purchase price) and $160.3 million in earning assets, including $95.1 million in loans, $38.7 million in investment securities, $41.0 million in liquid assets (net of the $20.3 million cash purchase price) and $3.8 million in premises and equipment.  Premier also recorded approximately $5.7 million in intangible assets including goodwill and core deposit intangible.   Since the acquisition, total assets have decreased by $24.4 million primarily because cash and cash equivalents were reduced to satisfy a 3.4% decrease in deposit balances.  See Note 9 to the financial statements for more information on the acquisition of Gassaway.

Cash and due from banks at September 30, 2014 was $35.3 million, a $7.9 million increase from the $27.4 million at December 31, 2013.  Interest bearing bank balances increased by $2.2 million from the $36.6 million reported at December 31, 2013, while federal funds sold decreased by $4.9 million to 7.9 million at September 30, 2014.  Gassaway added approximately $41.0 million in cash and cash equivalents, net of the $20.25 million purchase price.  However, since the acquisition cash and cash equivalents have decreased in total by $35.8 million to help satisfy approximately $31.6 million in deposit withdrawals and $18.5 million of loan growth.  Changes in these highly liquid assets are generally in response to increases in deposits, the demand for deposit withdrawals or the funding of loans or investment purchases and are part of Premier’s management of its liquidity and interest rate risks.

Securities available for sale totaled $253.6 million at September 30, 2014, a $35.5 million increase from the $218.1 million at December 31, 2013.  The increase was largely due to the $38.7 million of investment securities acquired via the Gassaway purchase.  In addition to these securities, $36.4 million of investment security purchases in 2014 have been offset by $36.7 million of proceeds from monthly principal payments on Premier’s mortgage backed securities portfolio and securities maturing during the year.  In addition, to help provide funding for loan growth during the year, Premier sold approximately $4.8 million of investment securities during the third quarter of 2014 which yielded a $28,000 gain from the sale.  The securities added to the portfolio as a result of the Gassaway purchase were predominantly fixed maturity U.S. Government sponsored agency securities, recorded at fair value on the date of acquisition.  These securities complemented Premier’s existing mix of securities of predominantly mortgage-backed securities as illustrated in the tables in Note 2 to the financial statements.  The investment portfolio is predominantly high quality residential mortgage backed securities backed by the U.S. Government or Government sponsored agencies.  Any unrealized losses on securities within the portfolio at September 30, 2014 and December 31, 2013 are believed to be price changes resulting from increases in long-term interest rates since the security was purchased and management anticipates receiving all principal and interest on these investments as they come due.  Additional details on investment activities can be found in the Consolidated Statements of Cash Flows.

51.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2014

Total loans at September 30, 2014 were $854.4 million compared to $740.8 million at December 31, 2013, an increase of approximately $113.6 million, or 15.3%.  The increase in loans was largely due to the $95.1 million of loans acquired via the Gassaway purchase.  These loans were recorded at fair value, incorporating estimated credit risk and interest rate yield adjustments into the recorded value.  As such, under current accounting guidance, no increase in the allowance for loan losses was recorded as a result of the Gassaway purchase.  The loans acquired via the Gassaway purchase will be monitored for any deterioration in credit quality in the future under Premier’s loan underwriting and credit monitoring standards and any provisions for loan losses will be charged to future operations.  Excluding the loans added via the Gassaway purchase, total loans increased by approximately $18.5 million, or 2.5%, during the first nine months of 2014.  Loan demand has exceeded reductions in outstanding loans due to loan payoffs, transfers of loans to OREO upon foreclosure and principal payments on loans.  Loan payoffs during the first quarter of 2014 included $4.9 million of payoffs on non-accrual loans which resulted in recognizing approximately $1.6 million of interest income deferred while the loans were on non-accrual status and $232,000 of remaining purchase discounts associated with the loans.  During the third quarter of 2014, additional loans paid off which resulted in approximately $285,000 of additional deferred interest and $234,000 of purchase discounts recognized in interest income.  The timing of these liquidations is difficult to predict, which can create fluctuations in reported loan interest income.

Deposits totaled $1.077 billion as of Septembrer 30, 2014, a $153.0 million increase from the $924.0 million in deposits at December 31, 2013.  The increase in deposits is primarily due to the $184.6 million of deposit balances assumed in the Gassaway purchase.  Excluding the acquired deposits, total deposits have decreased by approximately $31.6 million since year-end 2013.  The deposits assumed in the Gassaway purchase included the proceeds of the purchase price of the bank placed on deposit with Gassaway by the seller at closing.  Since closing, a significant portion of the purchase proceeds was withdrawn from the bank prior to June 30, 2014, as anticipated, while the remainder was withdrawn from the bank prior to September 30, 2014.  The remaining amount of net deposit withdrawals has been largely commercial depositors who have withdrawn their liquidity for business purposes.  Repurchase agreements with corporate and public entity customers increased in the first nine months of 2014 by approximately $1.8 million, or 16.2%.  During the third quarter of 2014, Premier borrowed $5.0 million in short-term advances from the Federal Home Loan Bank to help fund the strong loan demand during the quarter.  Other borrowed funds decreased by $1,470,000 during the first nine months of 2014 as $1.8 million of principal payments was partially offset by $344,000 of long-term borrowings assumed in the Gassaway purchase.

52.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2014

The following table sets forth information with respect to the Company’s nonperforming assets at September 30, 2014 and December 31, 2013.

	(In Thousands)
	2014	2013
Non-accrual loans	$13,712	$16,641
Accruing loans which are contractually past due 90 days or more	4,006	8,478
Accruing restructured loans	3,291	3,655
Total non-performing loans	21,009	28,774
Other real estate acquired through foreclosure (OREO)	12,574	13,524
Total non-performing assets	$33,583	$42,298

Non-performing loans as a percentage of total loans	2.46%	3.88%

Non-performing assets as a percentage of total assets	2.66%	3.84%

Total non-performing loans have decreased since year-end, largely due to $4.9 million of payoffs on non-accrual loans during the first quarter of 2014.  These non-accrual loan payoffs have been partially offset by additional loans placed on non-accrual status primarily during the second and third quarters of 2014.  Also affecting the decrease in non-performing loans was a $4.5 million decrease in loans past due 90 days or more and a $364,000 decrease in restructured loans that have been performing as agreed.  The cumulative effect has been a $7.8 million decrease in total non-performing loans since December 31, 2013.  Total non-performing assets have decreased since year-end, largely due to the reduction in non-performing loans plus a $950,000 decrease in other real estate acquired through foreclosure (OREO).  A significant portion of the non-performing assets are legacy assets that came with the acquisition of Abigail Adams National Bancorp and its two subsidiary banks in October 2009 (“Abigail Adams”.)  Management continues to work its various plans to liquidate these assets or bring them to a current performing status.  It is important to note that the table above includes non-performing loans obtained via the purchase of Gassaway.  Premier added no OREO as a result of the purchase of Gassaway and a minimal amount of loans on non-accrual status were added to the loan portfolio as of the acquisition date.  Since acquisition, Premier has reduced the amount of past due loans attributable to the Gassaway purchase. See Note 3 to the financial statements for more information on the past due status of loans acquired via the Gassaway purchase.

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

53.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2014

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

Gross charge-offs totaled $1,321,000 during the first nine months of 2014, due in part to the partial charge-off of previously identified impaired loans that were foreclosed upon and placed into OREO.  Any collections on charged-off loans, or partially charged-off loans, would be presented in future financial statements as recoveries of the amounts charged against the allowance.  Recoveries recorded during the first nine months of 2014 totaled $327,000, resulting in net charge-offs for the first nine months of 2014 of $994,000.  This amount compares to $134,000 of net recoveries recorded in the first nine months of 2013.  The allowance for loan losses at September 30, 2014 was 1.19% of total loans compared to 1.49% at December 31, 2013.  The decrease in the ratio is largely due to the $95.1 million increase in total loans from the Gassaway purchase.  These loans were recorded at fair value, incorporating estimated credit risk and interest rate yield adjustments into the recorded value.  As such, under current accounting guidance, no increase in the allowance for loan losses was recorded as a result of the Gassaway purchase.  Excluding the initial $95.1 million in loans from the Gassaway purchase, the allowance for loan losses would be 1.34% of the remaining loans in the portfolio.  The remaining decrease in the ratio since year-end is largely due to the decrease in the amount of allowance allocated to loans individually evaluated for impairment due to payoffs received or recording a partial charge-off upon foreclosure and transfer of the remaining loan balance to OREO.

During the first six months of 2014, Premier reversed a portion of its allowance for loan losses into income by recording a $389,000 negative provision for loan losses, while in the third quarter of 2014, Premier added $536,000 to the allowance for loan losses resulting in a net provision for loan losses of $147,000 for the first nine months of 2014.  The negative provision for loan losses was largely the result of specific reserves allocated to impaired loans that ultimately paid in full during the first quarter of 2014.  As a result, the specific reserves were no longer needed and reversed into income.  During the third quarter of 2014, a $536,000 provision was recorded largely due to an increase in the specific allocation on a purchased impaired loan in the process of foreclosure and as a result of specific allocations on loans downgraded to impaired status during the quarter.  The allowance for loan losses allocated to loans individually evaluated for impairment decreased from $2.5 million at December 31, 2013 to $1.5 million at September 30, 2014, which included a $300,000 partial charge-off of a previously identified impaired loan that was foreclosed upon and placed into OREO during the first quarter of 2014.

54.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2014

The $147,000 of provision for loan losses during the first nine months of 2014 compares to $550,000 of provision expense during the first nine months of 2013.  During the first nine months of 2013, the additional calculated provision amounts in the allowance for loan losses related to loan growth were substantially offset by additions to the allowance from recoveries of loans previously charged-off and overall reductions in specific allocations for impaired loans resulting from principal reduction or improved collateral positions.  The allowance for loan losses allocated to loans individually evaluated for impairment increased from $3.3 million at December 31, 2012 to $4.2 million at March 31, 2013.  Also in the first quarter of 2013, Premier received $535,000 of payments on loans previously charged off (loan recoveries) which added to the balance of the allowance for loan losses.  The recoveries partially offset the estimated increase in the overall credit risk in the loan portfolio resulting largely from specific reserve allocations on impaired loans.  During the third quarter of 2014, Premier recorded $536,000 of provision for loan losses compared to $50,000 of provision for loan losses during the same quarter of 2013.   In 2013, the allowance for loan losses allocated to loans individually evaluated for impairment decreased to $3.3 million at September 30, 2013, largely due to payments received on impaired loans during the second and third quarters of 2013.  As a result, Premier reduced its third quarter 2013 provision for loan losses to $50,000.

The provisions for loan losses in 2013 and 2014 fluctuated from quarter to quarter and were the result of management’s updated assessment of the level of credit risk in the loan portfolio.  The assessments are made in accordance with Premier’s policies regarding the estimation of probable incurred losses in the loan portfolio and the adequacy of the allowance for loan losses.  These include updated historical charge-off ratios, the level of net recoveries in 2013, payments received on impaired loans previously identified with specific reserve allocations and increases in specific reserve allocations on existing loans.  Premier’s policies regarding management’s estimation of probable incurred losses in the loan portfolio and the adequacy of the allowance for loan losses, are in accordance with accounting principles generally accepted in the United States of America.  Future provisions to the allowance for loan losses, positive or negative, will depend on future improvement or deterioration in estimated credit risk in the loan portfolio as well as whether additional payments are received on loans having significant credit risk.  Premier continues to monitor and evaluate the impact that national housing market price declines may have on its local markets and collateral valuations as management evaluates the adequacy of the allowance for loan losses.  While some price deterioration has occurred, it is not currently anticipated that Premier’s markets will be impacted as severely as other areas of the country due to the historically modest increases in real estate values in the Company’s markets in West Virginia, Ohio and Kentucky. With the concentrations of commercial real estate loans acquired in the Washington, DC and Richmond, Virginia markets, fluctuations in commercial real estate values will also be monitored. For additional details on the activity in the allowance for loan losses, impaired loans, past due and non-accrual loans and restructured loans, see Note 3 to the consolidated financial statements.

55.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2014

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

2.	Cash flow generated by repayment of loans and interest.

3.	Arrangements with correspondent banks for purchase of unsecured federal funds.

4.	The sale of securities under repurchase agreements and borrowing from the Federal Home Loan Bank.

5.	Maintenance of an adequate available-for-sale security portfolio. The Company owns $253.6 million of securities at fair value as of September 30, 2014.

The cash flow statements for the periods presented in the financial statements provide an indication of the Company’s sources and uses of cash as well as an indication of the ability of the Company to maintain an adequate level of liquidity.

56.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2014

E.         Capital

At September 30, 2014, total shareholders’ equity of $148.2 million was 11.8% of total assets.  This compares to total shareholders’ equity of $146.9 million, or 13.4% of total assets on December 31, 2013.  While total shareholders’ equity increased in the first nine months of 2014, the ratio to total assets decreased as a result of the Gassaway acquisition as well as the redemption of $7.0 million of Premier’s Series A Preferred Stock.  Per the terms of the acquisition, Premier Bank paid cash to the sellers and no equity was issued by the Company.  As a result, total assets increased by approximately $185.5 million (on acquisition date) with no increase in total shareholders’ equity.  The increase in shareholders’ equity was largely due to the $9.9 million of net income during the first nine months of 2014, substantially offset by the redemption of $7.0 million of Premier’s Series A Preferred Stock, which occurred on September 26, 2014.  Other items affecting shareholders’ equity include decreases from year-to-date dividends declared on Premier’s common stock and Series A Preferred Stock and a $1.9 million, net of tax, increase in the market value of the investment portfolio available for sale.

The acquisition of Gassaway and redemption of Premier’s Series A Preferred Stock had a similar impact on Premier’s regulatory capital ratios.  Tier I capital totaled $114.6 million at September 30, 2014, which represents a Tier I leverage ratio of 9.2%, compared to Tier I capital at December 31, 2013 of $119.9 million.  While total shareholders’ equity increased, Tier I capital decreased as result of the $7.0 million redemption and the increase in intangible assets recorded as part of the Gassaway purchase, both of which more than offset the growth in shareholders’ equity detailed above.  Therefore the leverage ratio at September 30, 2014 was lower than the 11.0% leverage ratio at December 31, 2013 as the decrease in Tier I capital was divided by a higher base of average total assets at September 30, 2014.

Book value per common share was $17.65 at September 30, 2014, and $16.79 at December 31, 2013.  The increase in book value per share was largely the result of the $1.09 per share earned during the first six months of 2014, including an approximate $0.06 per share reduction for the $535,000 of preferred stock dividends and related accretion.  This increase was partially offset by the $0.11 per share special cash dividend to common shareholders declared and paid during January 2014 and by the $0.12 per share quarterly cash dividend to common shareholders declared and paid during the first three quarters of 2014.  Also increasing book value per share was the $1,884,000 of other comprehensive income for the first nine months of 2014 related to the after tax increase in the market value of investment securities available for sale, which increased book value by approximately $0.23 per share.

57.

PREMIER FINANCIAL BANCORP, INC.
SEPTEMBER 30, 2014

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

58.

PREMIER FINANCIAL BANCORP, INC.
SEPTEMBER 30, 2014

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

59.

PREMIER FINANCIAL BANCORP, INC.
SEPTEMBER 30, 2014

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PREMIER FINANCIAL BANCORP, INC.

Date: November 6, 2014                                 /s/ Robert W. Walker
Robert W. Walker
President & Chief Executive Officer

Date: November 6, 2014                                 /s/ Brien M. Chase
Brien M. Chase
Senior Vice President & Chief Financial Officer

60.