Form 10-K
period 2014-12-31
PREMIER FINANCIAL BANCORP INC
filed 2015-03-16
CIK 887919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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
December 31, 2014

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

As of June 30, 2014 the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $111,937,800 based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System National Market System.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each class	Outstanding at March 1, 2015
Common Stock without par value	8,142,056

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Shareholders to be held on June 17, 2015.	Part III

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2014

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2014

PART I

Item 1.  Description of Business

THE COMPANY

Premier Financial Bancorp, Inc. (the "Company" or "Premier") is a multi-bank holding company that, as of March 1, 2015 operates nine banking offices in Kentucky, five banking offices in Ohio, nineteen banking offices in West Virginia, three banking offices in Washington, DC, two banking offices in Maryland and two banking offices in Virginia. At December 31, 2014, Premier had total consolidated assets of $1,252.8 million, total consolidated deposits of $1,075.2 million and total consolidated shareholders' equity of $145.8 million. The banking subsidiaries (the "Banks" or "Affiliate Banks") consist of Citizens Deposit Bank and Trust, Inc., Vanceburg, Kentucky and Premier Bank, Inc., Huntington, West Virginia.

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
December 31, 2014

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
December 31, 2014

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

On July 9, 2012, the U.S. Treasury announced its intent to sell its investment in Premier’s Series A Preferred Stock along with similar investments the U.S. Treasury had made in 11 other financial institutions, principally to qualified institutional buyers.  Using a modified Dutch auction methodology that establishes a market price by allowing investors to submit bids at specified increments during the period of July 23, 2012 through July 26, 2012, the U.S. Treasury auctioned all of Premier’s 22,252 Series A Preferred Stock.  Premier sought and obtained regulatory permission to participate in the auction.  Premier successfully bid to repurchase 10,252 shares of the 22,252 outstanding shares.  At the auction’s closing price of $901.03 per share, Premier was able to preserve approximately $1.0 million of capital versus redeeming the Series A Preferred Stock at the liquidation preference of $1,000 per share.  The remaining 12,000 shares were purchased by private investors.  During 2014 Premier sought and obtained regulatory permission on two separate occasions to redeem the remaining Series A Preferred Stock.  On September 26, 2014, Premier redeemed 7,000 of the 12,000 outstanding shares at the $1,000.00 per share face value.  On November 14, 2014, Premier redeemed the final 5,000 outstanding shares at the $1,000.00 per share face value.  Each redemption also included payment for any accrued dividends due through the redemption date.  Additional information regarding the Series A

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2014

Preferred Shares and the Warrant can be found in Note 24 of the Notes to the Consolidated Financial Statements.

On September 10, 2010 Citizens Deposit Bank and Trust, Inc. (“Citizens”) completed its purchase of four banking offices from Integra Bank located in Maysville and Mt. Olivet, Kentucky, and Ripley and Aberdeen, Ohio.  The purchase of the branches was a strategic move to increase Citizens’ presence in its current market area without a significant increase in its operating costs. Citizens paid a $2.4 million deposit premium for the deposit liabilities it assumed and also acquired $17.8 million of branch related loans as well as $34.0 million of additional commercial real estate loans and $10.0 million of other commercial loans selected by Citizens originated from other Integra offices.  The four banking offices were also included in the branch purchase.  The purchase resulted in approximately $1.1 million of goodwill and $2.0 million in core deposit intangible.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2014

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
On August 3, 2010, Premier submitted a request to the FRB for written approval from the FRB and the Director of the Division of Banking Supervision and Regulation of the Board of Governors (“the Written Agreement Regulatory Oversight Authorities”) to pay a $0.11 per share cash dividend to Premier’s common shareholders on September 30, 2010.  On August 19, 2010, Premier was notified in writing that the FRB and the Director of the Division of Banking Supervision and Regulation of the Board of Governors did not approve Premier’s request to pay the cash dividend on its common stock as requested.

On September 20, 2010, Premier submitted a request to the FRB for written approval from the Written Agreement Regulatory Oversight Authorities to declare and pay its quarterly dividend on the 22,252 Series A Preferred Shares owned by the U.S. Treasury that was due on November 15, 2010.  On October 4, 2010, Premier received a notice in writing that the Written Agreement Regulatory Oversight Authorities did not approve Premier’s request to pay the cash dividend on its Series A, Fixed Rate Cumulative Perpetual Preferred Stock as Premier had requested.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2014

On January 11, 2011, Premier submitted a written request to the FRB for written approval from the Written Agreement Regulatory Oversight Authorities to pay its quarterly dividend on the 22,252 Series A Preferred Shares due on February 15, 2011 to the U.S. Treasury under the TARP Capital Purchase Program, and the prior quarterly dividend obligation due on November 15, 2010.   On February 10, 2011, Premier received notice that the Written Agreement Regulatory Oversight Authorities declined to approve Premier’s request to pay the cash dividends on its Series A, Fixed Rate Cumulative Perpetual Preferred Stock as requested.

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

On April 19, 2011, Premier submitted a request to the FRB for written approval from the Written Agreement Regulatory Oversight Authorities to declare and pay its quarterly dividend on the 22,252 Series A Preferred Shares to the U.S. Treasury due on May 15, 2011 and the two dividends in arrears due on November 15, 2010 and February 15, 2011, respectively.  On May 13, 2011, Premier received notice of approval from the Written Agreement Regulatory Oversight Authorities to pay all current and deferred cash dividends on its Series A, Fixed Rate Cumulative Perpetual Preferred Stock as Premier had requested.  The dividends were paid as scheduled on May 16, 2011.  All subsequent quarterly dividends on Premier’s Series A Preferred Shares were as scheduled.  See Note 24 for additional details on Premier's Series A, Fixed Rate Cumulative Perpetual Preferred Stock.

On July 24, 2012 the FRB announced that it had terminated the July 29, 2010 Written Agreement with Premier.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2014

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

On November 19, 2013, Premier and Gassaway Bancshares, Inc. (“Bancshares”), a single bank holding company headquartered in Gassaway, West Virginia jointly announced that they had entered into a definitive agreement whereby Premier Bank would acquire the Bank of Gassaway, the wholly owned subsidiary of Bancshares, in a cash purchase valued at approximately $20.25 million.  Effective with the close of business on April 4, 2014, Premier completed its purchase of the Bank of Gassaway, a $201.52 million bank headquartered in Gassaway, West Virginia.  Under terms of an amended and restated agreement of merger dated January 3, 2014, Premier Bank, Inc., a wholly owned subsidiary of Premier, paid $20.25 million in cash for the Bank of Gassaway and merged Gassaway’s five branch locations into its operating systems.  The resulting merger expanded Premier Bank’s footprint into central West Virginia along the I-79 corridor.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2014

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
December 31, 2014

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
December 31, 2014

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
December 31, 2014

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

Citizens Deposit Bank and Trust, Inc. is chartered in Kentucky and supervised, regulated and examined by the Kentucky Department of Financial Institutions.  Premier Bank, Inc. is chartered in West Virginia and supervised, regulated and examined by the West Virginia Division of Financial Institutions.  In addition, the Affiliate Banks are supervised and regulated by the Federal Deposit Insurance Corporation ("FDIC"). Each banking regulator has the authority to issue cease-and-desist orders if it determines that the activities of a bank regularly represent an unsafe and unsound banking practice or a violation of law.

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
December 31, 2014

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

Bank holding companies currently are required to maintain Tier I and total capital (the sum of Tier I and Tier II capital) equal to at least 4% and 8% of total risk-weighted assets, respectively. At December 31, 2014, Premier met both requirements, with Tier I and total capital equal to 13.3% and 14.6% of its total risk-weighted assets, respectively.

In addition to the risk-based capital guidelines, the Federal Reserve requires bank holding companies to maintain a minimum "leverage ratio" (Tier I capital to adjusted total assets) of 3%, if the holding company has the highest regulatory ratings for risk-based capital purposes. All other bank holding companies are required to maintain a leverage ratio of 3% plus at least 100 to 200 basis points. At December 31, 2014, Premier's leverage ratio was 9.1%.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2014

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

New Capital Requirements and Phase-in of Capital Buffer – Beginning on January 1, 2015, the standard for minimum regulatory Tier I risk-based capital ratio the Banks must maintain in order to be considered well capitalized under the regulatory framework for prompt corrective action increased from 6.00% to 8.00%.  As shown in the table in Note 20 to the consolidated financial statements regarding stockholders’ equity, the Tier I risk-based capital ratios of the banks at December 31, 2014 already exceeded the new standard.  Also beginning on January 1, 2015, a new measure of capital adequacy has been added for the Banks to be considered well capitalized.  The Common Equity Tier 1 Risk-based Capital Ratio, or CET1 Ratio, restricts the capital to be included in the ratio to common shareholders’ equity and requires a minimum ratio of 6.50% of risk-weighted assets for a bank to be considered well capitalized under the regulatory framework for prompt corrective action.  The equity of both of Premier’s subsidiary banks are already 100% common shareholders’ equity and therefore management does not anticipate any adverse impact from the implementation of the new capital ratio.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2014

Beginning on January 1, 2016 an additional capital conservation buffer will be added to the minimum regulatory capital ratios under the regulatory framework for prompt corrective action.  The capital conservation buffer will be measured as a percentage of risk weighted assets and will be phased-in over a four year period from 2016 thru 2019.  When fully implemented, the capital conservation buffer will be 2.50% of risk weighted assets over and above the regulatory minimum capital ratios for Tier 1 Capital to risk weighted assets, Total Capital to risk weighted assets and Common Equity Tier 1 Capital (CET1) to risk weighted assets.  The consequences of not meeting the capital conservation buffer thresholds include restrictions on the payment of dividends, restrictions on the payment of discretionary bonuses, and restrictions on the repurchasing of common shares by the Company.  As shown in the table in Note 20 to the consolidated financial statements regarding stockholders’ equity, the capital ratios of the Affiliate Banks and the Company already exceed the new minimum capital ratios plus the fully phased-in 2.50% capital buffer requiring a Tier 1 Capital to risk weighted assets ratio of at least 8.50% and a Total Capital to risk weighted assets ratio of at least 10.50%.  At this time since the Company and the Affiliate Banks have no other sources of Tier 1 Capital than their common shareholders’ equity, their actual CET1 Capital to risk weighted asset ratio should mirror the Tier 1 Capital to risk weighted asset ratio which has a higher minimum plus capital buffer threshold than the CET1 Capital to risk weighted asset ratio.

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

On July 29, 2010, Consolidated Bank and Trust Company (“CB&T”), at the time a wholly owned subsidiary of Premier and a Virginia state chartered bank, the Federal Reserve Bank of Richmond (“FRB”) and the State Corporation Commission Bureau of Financial Institutions entered into a written agreement (“Written Agreement”) requiring CB&T to perform certain actions primarily designed to improve the credit quality of the Bank.  Abigail Adams, as parent of CB&T, and Premier, as parent of Abigail Adams, were also named as parties to the Written Agreement to ensure that CB&T complied with the Written Agreement.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2014

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

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2014

Dividend Restrictions - Premier is dependent on dividends from its Affiliate Banks for its revenues. Various federal and state regulatory provisions limit the amount of dividends the Affiliate Banks can pay to Premier without regulatory approval. At December 31, 2014, approximately $5.5 million of the total shareholders' equity of the Affiliate Banks was available for payment of dividends to Premier without approval by the applicable regulatory authority.

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

Prior to the final full redemption on November 15, 2014 of Premier’s Series A Preferred Shares, the dividend rights of holders of Premier’s common shares were also qualified and subject to the dividend rights of holders of Premier’s Series A Preferred Shares.  As long as the Series A Preferred Shares remained outstanding, unless all accrued and unpaid dividends for all past dividend periods on the Series A Preferred Shares were fully paid, Premier was not be permitted to declare or pay dividends on any Common Shares, any junior preferred shares or, generally, any preferred shares ranking pari passu with the Series A Preferred Shares (other than in the case of pari passu preferred shares, dividends on a pro rata basis with the Series A Preferred Shares), nor was Premier permitted to repurchase or redeem any Common Shares or preferred shares other than the Series A Preferred Shares.  As of November 15, 2014, all of the Series A Preferred Shares have been redeemed by Premier.

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
December 31, 2014

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
December 31, 2014

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

Number of Employees

The Company and its subsidiaries collectively had approximately 366 full-time equivalent employees as of December 31, 2014.  Its executive offices are located at 2883 5th Avenue, Huntington, West Virginia 25702, telephone number (304) 525-1600 (facsimile number (304) 525-9701).

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2014

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
December 31, 2014

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

Regional Economic Changes in the Company’s Markets Could Adversely Impact Results From Operations

Like all banks, Premier is subject to the effects of any economic downturn, and in particular a significant decline in home values or reduced commercial development in Premier’s markets could have a negative effect on results of operations. Premier’s success depends primarily on the general economic conditions in the counties in which Premier conducts business, and in the West Virginia, southern Ohio, northern Kentucky, northern and south central Virginia and the metro Washington, DC and Richmond, Virginia areas in general. Unlike larger banks that are more geographically diversified, Premier provides banking and financial services to customers primarily in the West Virginia counties of Barbour, Boone, Braxton, Calhoun, Clay, Doddridge, Gilmer, Harrison, Jackson, Kanawha, Lewis, Lincoln, Logan, Monongalia, Roane, Taylor, Upshur, Webster, Wirt and Wood, the southern Ohio counties of Adams, Brown, Gallia, Lawrence and Scioto, the northern Kentucky counties of Boone, Bracken, Campbell, Fleming, Greenup, Henry, Kenton, Lewis, Mason, Robertson and Shelby, the metro Washington DC area including the surrounding portions of Virginia and Maryland and the Richmond and Hampton metro areas of Virginia. The local economic conditions in these market areas have a significant impact on Premier’s ability to originate loans, the ability of the borrowers to repay these loans and the value of the collateral securing these loans. A decline in the general economic conditions caused by inflation, recession, government intervention or regulation, unemployment or other factors beyond Premier’s control would affect these local economic conditions and could adversely affect Premier’s financial condition and results of operations. Additionally, a significant decline in home values would likely lead to increased delinquencies and defaults in both the consumer home equity loan and residential real estate loan portfolios and result in increased losses in these portfolios.

There has been a sustained decline in the housing market and real estate markets and in the general economy, both nationally and locally, due to the recession that began in December 2007.  Housing markets deteriorated as evidenced by reduced levels of sales, increasing inventories of houses and condominiums on the market, a decline in house prices and an increase in the length of time houses remain on the market.  Some recovery of values and economic activity has occurred in various degrees throughout Premier’s markets.  However, it is possible that these conditions will not improve any further or will worsen or that such conditions will result in a decrease in Premier’s interest income, an increase in Premier’s non-performing loans, and/or an increase in Premier’s provision for loan losses.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2014

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

The Company’s principal source of funds for dividend payments and its debt service obligations is dividends received from the subsidiary Banks.  Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies.  Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, as defined, combined with the retained net profits of the preceding two years, subject to the capital requirements and additional restrictions as discussed in Note 20 to the consolidated financial statements.  During 2015 the Banks could, without prior approval, declare dividends of approximately $5.5 million plus any 2015 net profits retained to the date of the dividend declaration.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2014

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

Market Volatility May Adversely Affect Market Price of Common Stock or Investment Security Values

The capital and credit markets have experienced volatility and disruption in the past and for periods lasting more than a year.  In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers seemingly without regard to those issuers’ underlying financial strength.  Market volatility could contribute to the decline in the market value of certain security investments and other assets of Premier.  If market disruption and volatility should occur, continue or worsen, Premier may experience an adverse effect, which may be material, on results of operations, capital or financial position.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2014

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
December 31, 2014

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
December 31, 2014

Integration of Future Acquisitions May Be More Difficult Than Anticipated

The success of Premier’s acquisition of the Bank of Gassaway or any future acquisitions will depend on a number of factors, including (but not limited to) Premier’s ability to:

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

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2014

Concentration of Commercial Real Estate and Commercial Business Loans May Increase Credit Risk in the Loan Portfolio

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

Premier’s success in the metro Washington, D.C. market area depends primarily on the local general economic conditions in the area and lending to commercial customers.  While the sources of economic activity in the metro Washington, D.C. market are diverse, commercial loans in the market area are generally larger in size than in Premier’s other markets due to various factors such as higher real estate values and larger business operations.  Also, many of the local borrowers have more than one commercial real estate or commercial business loan outstanding with Premier.  Consequently, an adverse development with respect to one loan or one credit relationship can expose Premier to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. The local economic conditions in the Washington, D.C. metropolitan area have a significant impact on its loans, the ability of the borrowers to repay these loans and the value of the collateral securing these loans and could negatively affect the financial results of Premier’s banking operations..

Premier’s success and recent growth in lending in the central West Virginia market area depend primarily on the local general economy which has been driven in the past by Federal Government programs to develop technology infrastructure and more recently by the drilling for natural gas in the newly discovered Marcellus and Utica shale formations.  While Premier’s direct credit risk exposure to such industries is minimal, the success or failure of these industries may have an indirect effect on the local economic conditions in the central West Virginia market area thus having a significant impact on Premier’s loans, the ability of the borrowers to repay these loans and the value of the collateral securing these loans and could negatively affect the financial results of its banking operations.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2014

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
December 31, 2014

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

Preferred Shares Impact Net Income Available to Common Shareholders, and the Warrant May Be Dilutive to Premier’s Common Shareholders.

Additional capital Premier may raise through the issuance of Preferred Stock may decrease net income available to common shareholders.  Dividends declared and the accretion of any discount on the issuance of preferred shares reduces the net income available to Premier’s common shareholders and earnings per common share.  Preferred shares also receive preferential treatment in the event of Premier’s liquidation, dissolution or winding up of its operations.  Premier’s participation in the TARP Capital Purchase Program resulted in the issuance of its Series A Preferred Shares and also a common stock warrant to the U.S. Treasury.  In 2014 Premier redeemed the remaining outstanding Series A Preferred Shares; however the ownership interest of Premier’s existing common shareholders will be diluted to the extent the Warrant Premier issued to the U.S. Treasury is exercised.  Although the U.S. Treasury has agreed not to vote any of the common shares it receives upon exercise of the Warrant, a transferee of any portion of the Warrant or of any common shares acquired upon exercise of the Warrant is not bound by this agreement.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2014

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
December 31, 2014

Item 2.  Properties

The Company leases its principal executive offices located in Huntington, West Virginia. Except as noted, each of the Banks owns the real property and improvements on which their banking activities are conducted.

Premier Bank, in addition to its main office at 2883 5th Avenue in Huntington, West Virginia has branches at the following locations:

Branch	Address	Location and Zip Code	Leased/ Owned

Madison	300 State Street	Madison, WV 25130	Owned
Van	Route 85	Van, WV 25206	Owned
West Hamlin	40 Lincoln Plaza	Branchland, WV 25506	Leased
Logan	307 Hudgins Street	Logan, WV 25601	Owned
Buckhannon	14 North Locust Street	Buckhannon, WV 26201	Owned
Bridgeport	25 Oakmont Lane	Bridgeport, WV 26330	Owned
Philippi	2 South Main Street	Philippi, WV 26416	Owned
Gassaway	700 Elk Street	Gassaway, WV 26624	Owned
Flatwoods	3802 Sutton Land	Sutton, WV 26601	Owned
Sutton	373 West Main Street	Sutton, WV 26601	Owned
Clay	2043 Main Street	Clay, WV 25043	Owned
Rock Cave	State Routes 4 & 20	Rock Cave, WV 26234	Leased
Burnsville	316 Walbash Avenue	Burnsville, WV 26335	Leased
Ravenswood	601 Washington Street	Ravenswood, WV 26164	Owned
Ripley South	606 South Church Street	Ripley, WV 25271	Owned
Ripley East	103 Miller Drive	Ripley, WV 25271	Owned
Spencer Main	303 Main Street	Spencer, WV 25276	Owned
Spencer Drive Thru	406 Main Street	Spencer, WV 25276	Owned
Mineral Wells	1397 Elizabeth Pike	Mineral Wells, WV 26150	Owned
Connecticut Avenue	1130 Connecticut Avenue	Washington, DC 20036	Leased
DuPont Circle	1604 17th Street, N.W.	Washington, DC 20009	Leased
K Street	1501 K Street, N.W.	Washington, DC 20006	Leased
Silver Spring	8121 Georgia Avenue	Silver Spring, MD 20910	Leased
Chevy Chase	5530 Wisconsin Avenue	Chevy Chase, MD 20815	Leased
Richmond	320 North First Street	Richmond, VA 23219	Owned
Hampton	101 N. Armistead Avenue	Hampton, VA 23669	Owned

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2014

Item 2.  Properties – (continued)

Citizens Deposit Bank & Trust, in addition to its main office at 10 Second Street in Vanceburg, Kentucky, has branches at the following locations:

Branch	Address	Location and Zip Code	Leased/ Owned

AA Branch	67 Commercial Drive, Suite 3	Vanceburg, KY 41179	Leased
Brooksville	111 Powell Street	Brooksville, KY 41004	Owned
Eminence	5230 South Main Street	Eminence, KY	Owned
Ft.Wright	3425 Valley Plaza Pkway	Ft. Wright, KY 41017	Owned
Garrison	9234 East KY 8	Garrison, KY 41141	Owned
Maysville	1201 US 68	Maysville, KY 41056	Owned
Mt. Olivet	103-107 South Main Street	Mt. Olivet, KY 41064	Owned
Tollesboro	2954 West KY 10	Tollesboro, KY 41189	Owned
Aberdeen	130 Stivers Road	Aberdeen, OH 45101	Owned
Ironton	221 Railroad Street	Ironton, OH 20001	Owned
Proctorville	7604 County Road 107 Unit A	Proctorville, OH 45669	Leased
Ripley	104 Main Street	Ripley, OH 45167	Owned
South Webster	110 N. Jackson Street	South Webster, OH 45682	Owned

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
December 31, 2014

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and
Issuer Purchase of Equity Securities

The Company's common stock is listed on the NASDAQ Global Market System under the symbol PFBI. At December 31, 2014, the Company had approximately 1,768 shareholders of record of its common shares.
The following table sets forth on a quarterly basis cash dividends paid and the range of high and low sales prices on a per share basis during the quarters indicated.

	Cash	Sales Price
	Dividends Paid	High	Low
2013
First Quarter	$0.11	$12.50	$10.37
Second Quarter	0.11	13.10	10.99
Third Quarter	0.11	13.00	11.40
Fourth Quarter	0.11	14.73	11.60
	0.44
2014
January 31 Special Dividend	$0.11
First Quarter	0.12	$14.78	$13.70
Second Quarter	0.12	16.79	13.82
Third Quarter	0.12	16.99	14.06
Fourth Quarter	0.13	16.75	14.25
	0.60

2015
First Quarter (through March 1, 2015)	$0.00	$15.86	$14.46

The payment of dividends by the Company depends upon the ability of the Banks to declare and pay dividends to the Company because the principal source of the Company's revenue will be dividends paid by the Banks.  At December 31, 2014 approximately $5.5 million was available for payment as dividends from the Banks to the Company without the need for regulatory approval. In considering the payment of dividends, the Board of Directors will take into account the Company's financial condition, results of operations, tax considerations, costs of expansion, industry standards, economic conditions and need for funds, as well as governmental policies and regulations applicable to the Company and the Banks. See "REGULATORY MATTERS - Capital Requirements" for discussion on capital guidelines.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2014

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

The following graph shows a comparison of cumulative total stockholder return on the Common Stock since December 31, 2009 with the cumulative total returns of both a broad equity market index and a published industry index.  The broad equity market index chosen was the Russell 3000 and the published industry index chosen was the SNL ($500M-$1B) Bank Asset-Size Index.  The graph reflects historical performance only, which is not indicative of possible future performance of the Common Stock.

          Premier Financial Bancorp, Inc.

	Period Ending
Index	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
Premier Financial Bancorp, Inc.	100.00	98.08	67.43	169.52	229.61	263.16
Russell 3000	100.00	116.93	118.13	137.52	183.66	206.72
SNL $500M-$1B Bank Index	100.00	113.35	103.38	127.47	185.36	193.81
*Source: SNL Financial LC, Charlottesville, VA

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2014

Equity Compensation Plan Information

The following table gives information about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under its equity compensation plans: the 2002 Stock Option Plan and the 2012 Long-term Incentive Plan, as of December 31, 2014.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (Excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders
2002 Stock Option Plan	184,642	$10.14	0
2012 Long-term Incentive Plan	89,300	12.97	399,400
Equity compensation plans not approved by shareholders
None
Total	273,942	$9.84	399,400

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2014

Item 6.  Selected Financial Data

The following table presents consolidated selected financial data for the Company. It does not purport to be complete and is qualified in its entirety by more detailed financial information and the audited consolidated financial statements contained elsewhere in this annual report.

(Dollars in thousands, except per share amounts)	At or for the Year Ended December 31
	2014	2013	2012	2011	2010
Earnings
Net interest income	$48,414	$43,695	$43,999	$44,208	$43,744
Provision for loan losses	534	(375)	4,260	3,630	3,297
Non-interest income	6,930	7,732	9,529	6,911	6,761
Non-interest expense	34,490	31,169	33,272	36,521	34,219
Income taxes	7,170	7,404	5,673	3,800	3,817
Net income	13,150	13,229	10,323	7,168	9,172
Preferred stock dividends, net of redemption discount	598	659	168	1,221	1,249
Net income available to common shareholders	$12,552	$12,570	$10,155	$5,947	$7,923

Financial Position
Total assets	$1,252,824	$1,100,179	$1,120,787	$1,124,087	$1,183,251
Loans	879,711	740,770	704,625	690,923	725,964
Allowance for loan losses	10,347	11,027	11,488	9,795	9,865
Goodwill and other intangibles	36,829	31,996	32,596	33,268	34,060
Securities	229,750	218,066	283,975	278,479	256,520
Deposits	1,075,243	924,023	930,583	925,078	985,291
Other borrowings	27,302	25,119	42,151	51,418	62,711
Preferred equity	-	11,955	11,896	21,949	21,841
Common equity	145,782	134,985	132,400	122,058	109,556

Per Common Share Data
Net income – basic	1.55	1.57	1.28	0.75	1.00
Net income - diluted	1.46	1.49	1.24	0.74	0.98
Book value	17.90	16.79	16.63	15.38	13.80
Tangible book value	13.38	12.81	12.53	11.19	9.51
Cash dividends	0.60	0.44	0.22	0.00	0.22

Financial Ratios
Return on average assets	1.01%	1.13%	0.90%	0.51%	0.71%
Return on average common equity	8.80%	9.29%	7.89%	5.08%	7.12%
Dividend payout	38.71%	28.03%	17.19%	0.00%	22.00%
Stockholders’ equity to total assets at period-end	11.64%	13.36%	12.87%	12.81%	11.10%
Average stockholders’ equity to average total assets	12.29%	13.21%	12.94%	11.98%	11.84%

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2014

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
of Operations.

INTRODUCTION

Premier Financial Bancorp, Inc. ("Premier” or the “Company”) is a multi-bank holding company headquartered in Huntington, West Virginia.  It operates two community bank subsidiaries, Premier Bank, Inc. (“Premier Bank”), an $873 million bank headquartered in Huntington, West Virginia, and Citizens Deposit Bank and Trust (“Citizens”), a $373 million bank headquartered in Vanceburg, Kentucky, each with a local orientation. The banks operate in thirty-three communities within the states of West Virginia, Virginia, Ohio, Maryland and Kentucky plus the cities of Washington, DC and Richmond, Virginia.  Through these locations the banks provide their customers with a full range of banking services.  On September 10, 2010 Citizens completed its purchase of four banking offices (“Branch Purchase”) from Integra Bank N.A. (“Integra Bank”).  The banking offices are located in Maysville and Mount Olivet, Kentucky and Ripley and Aberdeen, Ohio.   On April 9, 2011, Premier merged five of its subsidiary banks together.  Adams National, CB&T, First Central Bank and Traders Bank, Inc. were merged into Boone County Bank.  The resulting bank moved its headquarters to Huntington, West Virginia and changed its name to Premier Bank, Inc.  On August 17, 2012, Premier merged its three other subsidiary banks together.  Ohio River Bank and Farmers Deposit Bank were merged into Citizens.  On April 4, 2014, Premier completed its purchase of the Bank of Gassaway (“Gassaway”), a $201.5 million bank headquartered in Gassaway, West Virginia with branch offices located in Sutton, Burnsville, Clay and Flatwoods, West Virginia.  As of December 31, 2014, Premier had approximately $1.25 billion in total assets, $880 million in total loans, $1.1 billion in total deposits and $16 million in customer repurchase agreements.

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

Management's objective of a fair presentation of financial information is achieved through a system of internal accounting controls. The financial control system of Premier is designed to provide reasonable assurance that assets are safeguarded from loss and that transactions are properly authorized and recorded in the financial records. As an integral part of that financial control system, the holding company employs a staff of internal auditors and contracts with professional consulting firms to perform internal audits of the financial records of each of the subsidiaries on a periodic basis.  The internal audit manager reports the findings and recommendations highlighted by the internal audits to Premier’s audit committee as well as the audit committees of the subsidiaries.  In addition, the audit committee of the Board of Directors engages Crowe as independent auditors to render an opinion on management’s assessment of the internal controls of the company.  The activities of both the internal and external audit functions are reviewed by the audit committee of the Board of Directors.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2014

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
December 31, 2014

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

The Company evaluates various loans individually for impairment using accounting guidance issued by Financial Accounting Standards Board (“FASB”). Loans evaluated individually for impairment include non-performing loans, such as loans on non-accrual, loans past due 90 days or more, restructured loans and other loans selected by management including loans graded as substandard or doubtful by the Company’s internal credit review process. The evaluations are based upon discounted expected cash flows or collateral valuations. If the evaluation shows that a loan is individually impaired, then a specific reserve is established for the amount of impairment.

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

The amount of estimated impairment for individually evaluated loans and groups of loans is added together for a total estimate of probable incurred loan losses. This estimate of losses is compared to the allowance for loan losses of the Company as of the evaluation date and, if the estimate of losses exceeds the allowance, an additional provision to the allowance would be made. If the estimate of losses is less than the allowance, the degree to which the allowance exceeds the estimate is evaluated to determine whether the allowance falls outside a range of estimates. If the estimate of losses were below the range of reasonable estimates, the allowance would be reduced by way of a credit to the provision for loan losses also known as a negative provision for loan losses. The Company recognizes the inherent imprecision in estimates of losses due to various uncertainties and variability related to the factors used, and therefore a reasonable range around the estimate of losses is derived and used to ascertain whether the allowance is too high. If different assumptions or conditions were to prevail and it is determined that the allowance is not adequate to absorb the new estimate of probable incurred losses, an additional provision for loan losses would be made, which amount may be material to the Consolidated Financial Statements.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2014

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

The loans acquired via the purchase of Abigail Adams National Bancorp on October 1, 2009, the four branches purchased by Citizens on September 10, 2010, and the purchase of Gassaway on April 4, 2014 were recorded on the books of Premier at their estimated fair value.  The estimate of fair value included factors for the measurement of credit risk, interest rate risk and re-salability in the most advantageous market for the loans in an orderly transaction between market participants.  These estimates required management's most difficult, subjective and complex judgments and are inherently uncertain.  Since the estimated fair value of these loans were believed to have accounted for the reasonably estimable credit risk in the loans, consistent with new accounting guidance for acquisitions after 2008, no allowance for loan losses for these loans was recorded by Premier at the date of acquisition.  However, in the event that different assumptions or conditions were to prevail due to uncertainties in the economy, the borrower’s ability to repay or other factors, and depending upon the severity of such changes, the possibility of materially different financial condition or results of operations is a reasonable likelihood.

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

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2014

SUMMARY FINANCIAL RESULTS

Premier had net income available to common shareholders of $12.552 million in 2014 compared to $12.570 million of net income available to common shareholders in 2013 and $10.155 million of net income available to common shareholders reported for 2012.  Net income available to common shareholders remained relatively consistent in 2014 when compared to 2013 results as decreases in 2014 pretax income from a lower level of gains on securities transactions, a higher provision for loan losses in 2014 (versus a negative provision for loan losses in 2013) and higher employee benefit costs were substantially offset by the pretax income from the operations of the newly acquired Gassaway locations, overall lower interest expense in 2014 and net gains on the sale of other real estate owned (“OREO”) in 2014 versus net writedowns of OREO in 2013.  Net income available to common shareholders increased in 2013 largely due to a decrease in the provision for loan losses and a decrease in operating expenses when compared to 2012 results.  Basic earnings per share were $1.55 in 2014 compared to $1.57 in 2013 and $1.28 in 2012.  The slight decrease in earnings per share in 2014 is largely due to an increase in average number of shares outstanding in 2014 due to the exercise of employee stock options throughout 2014 while the increase in earnings per share in 2013 is largely due to the increases in net income discussed above.

The Analysis of Return on Assets and Equity table below comparatively illustrates the components of ROA and ROE over the previous five years.  Return on average assets (“ROA”) measures how effectively Premier utilizes its assets to produce net income.  It also facilitates the analysis of earnings performance of different sized organizations.  In 2009, Premier increased the size of its balance sheet with the acquisition of Abigail Adams National Bancorp, Inc. (“Abigail Adams”).  The result was an increase in total assets from $724 million at the end of 2008, to $1,183 million at the end of 2010, largely due to the acquisition.  In years 2011, 2012 and 2013, total assets declined slightly from $1,124 million at December 31, 2011 to $1,100 million at December 31, 2013.  In 2014, with the acquisition of Gassaway on April 4, 2104, total assets increased again to a total of $1,253 million.  An increase in asset size will generally result in higher dollars of income earned and expenses incurred.  A detailed review of the components of ROA will help analyze Premier’s performance without regard to changes in its size.

Premier’s net income available to common shareholders in 2014 resulted in ROA of 1.01%, a decrease from the 1.13% ROA in 2013 but an increase from the 0.90% ROA in 2012.  As shown in the following table, fully tax equivalent net interest income (as a percent of average earning assets) reached its highest level during the last five years in 2014 at 4.27%, slightly above the 4.26% net interest income earned in 2013 and the 4.25% net interest income earned in 2012 and 2010.  In 2011, net interest income decreased to 4.18% of average earning assets as the yield on earning assets decreased by more than the rate paid on interest bearing liabilities.  In 2012, net interest income returned to 4.25% of average earnings assets largely due to a continuing decrease in rates paid on deposits while the overall yield on loans held steady at 6.33%.  In 2013, the low interest rate environment had a diminishing effect on both the yield on earning assets and the cost of interest bearing liabilities but resulted in a slightly higher net interest margin at 4.26%.  Finally, in 2014 the continuing low interest rate environment decreased the cost of interest bearing liabilities slightly more than the decrease in the yield on earning assets resulting in a slightly higher net interest margin at 4.27%.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2014

While net interest income (as a percent of average earning assets) maintained its highest level during the last five years in 2014 at 4.27%, net credit income (as a percentage of average earning assets) decreased when compared to 2013 due to the provision for loan losses recorded during the year.  Net credit income reduces the net interest income earned by the provision for loan losses recorded during the year.  In 2014, the provision for loan losses reduced the net interest margin by 0.05%, decreasing net credit income to 4.22%.  Due to a negative provision for loan losses in 2013, net credit income was higher than the net interest margin by 0.04%, increasing net credit income to 4.30%, the highest level over the five year period presented in the table.

In 2010, net credit income (as a percent of average earning assets) was 3.94%, as the 4.25% net interest income as a percent of average earning assets was reduced by the provision for loan losses.  And while Premier’s non-interest income in 2010 (as a percent of average earning assets) was at its highest level over the past five years, the level of non-interest expense (as a percent of average earning assets) was relatively high in the five year comparison, lowering Premier’s return on average assets in 2010.  Premier’s applicable income taxes and tax equivalent adjustment also serve to reduce net credit income.  Lastly, dividends and accretion accrued on Premier’s Series A Preferred Stock also serve to reduce net income available to common shareholders and thus reduce Premier’s ROA.  In 2010, preferred stock dividends and accretion totaled 0.12% as a percent of average earning assets.  As illustrated in the table, the overall result was a 2010 return on average earning assets of 0.77% and a return on average total assets (ROA) of 0.71%.

In 2011, net interest income (as a percent of average earning assets) decreased from 2010 and was further reduced by a slight increase in the provision for loan losses (as a percent of average earning assets) lowering net credit income to 3.84% of average earning assets, the lowest percentage in the five-year period presented.  Non-interest income (as a percent of average earning assets) held steady in 2011 compared to 2010, but non-interest expenses (as a percent of average earning assets) increased to 3.43%, largely due to the increase in data processing expenses and conversion expenses.  Income tax expense (as a percentage of average earning assets) was the lowest level in 2011, but only slightly less than the percentage reported for 2010.  Also similar to 2010, preferred stock dividends and accretion in 2011 totaled 0.11% as a percent of average earning assets.  Dividends and accretion accrued on Premier’s Series A Preferred Stock reduce net income available to common shareholders and thus reduce Premier’s ROA.  As illustrated in the table, the overall result was to decrease Premier's 2011 return on average earning assets to 0.56% and decrease its ROA to 0.51%.

In 2012, net interest income (as a percent of average earning assets) returned to 4.25% but an increase in the provision for loan losses (as a percent of average earning assets) reduced net credit income to 3.84% of average earning assets, repeating 2011 as the lowest percentage in the five-year period presented.  Non-interest income (as a percent of average earning assets)

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2014

dropped slightly in 2012 compared to 2011, but non-interest expenses (as a percent of average earning assets) decreased to 3.19%.  The decrease in non-interest expenses (as a percent of average earning assets) is largely due to lower staff costs, data processing costs, and the elimination of conversion charges incurred in 2011, partially offset by an increase in expenses related to other real estate owned (“OREO”).  Income tax expense (as a percentage of average earning assets) returned to a more normal level in 2012, due to tax benefits realized in 2009, 2010 and 2011 related to deferred tax assets.  Also similar to 2010 and 2011, preferred stock dividends and accretion in 2012 totaled 0.10% as a percent of average earning assets.  Dividends and accretion accrued on Premier’s Series A Preferred Stock reduce net income available to common shareholders and thus reduce Premier’s ROA.  Substantially offsetting the reduction in net income available to common shareholders from preferred stock dividends was a discount realized on the redemption of 10,252 shares of Series Preferred Stock purchased during an auction conducted by the U.S. Treasury in July 2012.  Adding to Premier’s net income available to common shareholders in 2012 was 0.29% (as a percentage of average earning assets) of income realized on the early call of two securities during the year plus a gain on the sale of a note on non-accrual status.  As illustrated in the table, the overall result was to increase Premier's 2012 return on average earning assets to 0.97% and increase its return on average total assets (ROA) to 0.90%.

In 2013, net interest income (as a percent of average earnings assets) remained near its highest level, reaching 4.26%.  However, in 2013, Premier’s negative provision for loan losses added to net credit income.  The negative provision for loan losses increased net credit income as percent of average earning assets to 4.30%, the highest level in the five year period presented.  Non-interest income (as a percent of average earning assets) again dropped slightly from the 0.63% reported in 2012 to 0.61% in 2013, the lowest level of the five years presented.  More than offsetting this decrease in revenue, non-interest expense (as a percent of average earning assets) decreased from 3.19% in 2012 to 3.02% in 2013, also the lowest level of the five years presented in the table.  The decrease in non-interest expenses in 2013 was largely the result of decreases in professional fees, OREO expenses and write-downs, and collection expenses when compared to 2012.  Adding to Premier’s net income available to common shareholders in 2013 was 0.14% (as a percentage of average earning assets) of income realized on the call and sale of corporate issued securities held in the Company’s investment portfolio during the year.  Income tax expense (as a percentage of average earning assets) increased in 2013 as Premier’s increased earnings performance subjected it to a higher marginal federal income tax rate and a higher amount of state based income taxes.  Finally, due to the partial redemption of Premier’s Series A Preferred Stock in 2012, the preferred stock dividends and accretion on the remaining 12,000 shares in 2013 totaled only 0.06% as a percent of average earning assets, compared to 0.10% in 2012 and 0.11% in 2011.  Dividends and accretion accrued on Premier’s Series A Preferred Stock reduce net income available to common shareholders and thus reduce Premier’s ROA.  As illustrated in the table, the overall result was to increase Premier's 2013 return on average earning assets to 1.22% and increase its return on average total assets (ROA) to 1.13%, the highest level for both ratios over the five year period presented in the table.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2014

In 2014, net interest income (as a percent of average earnings assets) reached its highest level over the past five years at 4.27%.  However, in 2014, Premier’s provision for loan losses (as a percent of average earning assets) reduced net credit income to 4.22% of average earning assets.  Non-interest income (as a percent of average earning assets) remained unchanged at 0.61% in 2014, as Premier’s non-interest income grew in proportion to the increase in average earning assets largely as a result of the purchase of Gassaway in April 2014.  Similarly, non-interest expense (as a percent of average earning assets) remained relatively unchanged in 2014 when compared to 2013, increasing only slightly to 3.03% of average earning assets.  Again, the increase in non-interest expenses was proportional to the increase in average earning assets, both of which were largely the result of the purchase of Gassaway but also as a result of a decrease in OREO expenses and write-downs, loan collection expenses and professional fees, only partially offset by an increase in employee benefit costs.  Unlike 2012 and 2013, there was measurable amount (as a percent of average earning assets) of income realized on the call and sale of corporate issued securities held in the Company’s investment portfolio during 2014.  Income tax expense (as a percentage of average earning assets) decreased in 2014 to 0.63% as Premier’s slight decrease in earnings performance, higher realization of deferred tax benefits and higher level of tax exempt investment income reduced the marginal federal income tax rate and amount of state based income taxes.  Finally, due to the partial redemption of Premier’s Series A Preferred Stock in 2012, as well as the full redemption of the final 12,000 shares by November 14, 2104 and the increase in average earning assets from the purchase of Gassaway, the preferred stock dividends and accretion on the outstanding shares in 2014 totaled only 0.05% as a percent of average earning assets, compared to 0.06% in 2013 and 0.10% in 2012.

ANALYSIS of RETURN ON ASSETS and EQUITY

	2014		2013		2012		2011		2010
As a percent of average earning assets
Fully taxable-equivalent net interest income	4.27%		4.26%		4.25%		4.18%		4.25%
Provision for loan losses	(0.05)		0.04		(0.41)		(0.34)		(0.32)
Net credit income	4.22		4.30		3.84		3.84		3.94
Gains on sales of assets	0.00		0.14		0.29		0.00		0.00
Non-interest income	0.61		0.61		0.63		0.65		0.65
Non-interest expense	(3.03)		(3.02)		(3.19)		(3.43)		(3.30)
Tax equivalent adjustment	(0.02)		(0.02)		(0.02)		(0.03)		(0.03)
Applicable income taxes	(0.63)		(0.72)		(0.54)		(0.36)		(0.37)
Discount on redemption of preferred stock	0.00		0.00		0.09		0.00		0.00
Preferred stock dividends	(0.05)		(0.06)		(0.10)		(0.11)		(0.12)
Return on average earning assets	1.10%		1.22%		0.97%		0.56%		0.77%
Multiplied by average earning assets to average total assets	92.02		92.43		91.91		91.89		92.16
Return on average assets	1.01%		1.13%		0.90%		0.51%		0.71%
Multiplied by average assets to average common stockholders’ equity	8.67	X	8.24	X	8.81	X	9.91	X	10.10	X
Return on average common equity	8.80%		9.29%		7.89%		5.08%		7.12%

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2014

Dividends and accretion accrued on Premier’s Series A Preferred Stock reduce net income available to common shareholders and thus reduce Premier’s ROA.  As illustrated in the table below, the overall result was to decrease Premier's 2014 return on average earning assets to 1.10% and decrease its return on average total assets (ROA) to 1.01%.

Return on average common equity (“ROE”), another measure of earnings performance, indicates the amount of net income earned in relation to the total equity invested by holders of common stock.  Premier’s 2014 ROE was 8.80% compared to 9.29% in 2013 and 7.89% in 2012.  ROE decreased in 2014 due to lower ROA in 2014 compared to 2013.  However, ROE was improved by a higher multiple of average assets to average common equity in 2014 as Premier purchased Gassaway with existing liquid assets on hand and did not issue any additional equity in the transaction.  ROE increased in 2013 largely due to the higher ROA reported in 2013 but was tempered by the lower multiple of average assets to average common equity in 2013 when compared to 2012.

As a result of the proportional increase in total non-interest income and total non-interest expense relative to the increase in average earning assets, Premier’s net overhead ratio (non-interest expense less non-interest income as a percent of average earning assets) remained relatively unchanged in 2014 when compared to 2013.  Premier’s net overhead ratio was 2.42% in 2014, compared to 2.41% in 2013 (the lowest level reported in the last five years).  This ratio compares favorably to the 2.56% net overhead ratio in 2012, the 2.78% ratio reported in 2011, and the 2.65% ratio reported in 2010.  The decrease in the 2013 net overhead ratio was largely the result of lower operating expenses, primarily occupancy and equipment expenses, professional fees, OREO expenses and write-downs, and collection expenses in 2013 when compared to 2012.  In 2014, while both non-interest expenses and non-interest income increased largely due to the addition of the Gassaway operations beginning in April 2014, the net amount of overhead expenses increased in relative proportion to the increase in the average earning assets of the Company in 2014, resulting in a similar net overhead ratio when compared to 2013.  The decrease in the 2012 net overhead ratio from that reported in 2011 was also largely the result of lower operating expenses, primarily staff costs, data processing costs and the costs incurred in 2011 related to converting to a different data processing provider.  These expense reductions were partially offset by an increase in OREO expenses in 2012.  The net overhead ratio in 2011 was elevated largely due to an increase in operating expenses resulting from higher data processing costs and the conversion expenses incurred in 2011.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2014

A breakdown of Premier's financial results by quarter for the years ended December 31, 2014 and 2013 is summarized below.

QUARTERLY FINANCIAL INFORMATION
(Dollars in thousands, except per share amounts)
	First	Second	Third	Fourth	Full Year
2014
Interest income	$13,045	$12,789	$13,526	$13,390	$52,750
Interest expense	1,038	1,113	1,100	1,085	4,336
Net interest income	12,007	11,676	12,426	12,305	48,414
Provision for loan losses	(310)	(79)	536	387	534
Gain on investment securities	-	-	28	1	29
Net overhead	6,648	6,931	6,998	7,012	27,589
Income before income taxes	5,669	4,824	4,920	4,907	20,320
Net income	3,670	3,100	3,151	3,229	13,150
Dividends and accretion on preferred stock	165	165	205	63	598
Net income available to common stockholders	3,505	2,935	2,946	3,166	12,552
Basic net income per share	0.44	0.36	0.36	0.39	1.55
Diluted net income per share	0.41	0.34	0.34	0.37	1.46
Dividends paid per share	* 0.23	0.12	0.12	0.13	0.60

2013
Interest income	$11,415	$12,317	$13,192	$11,546	$48,470
Interest expense	1,275	1,224	1,165	1,111	4,775
Net interest income	10,140	11,093	12,027	10,435	43,695
Provision for loan losses	570	(70)	50	(925)	(375)
Gain on investment securities	148	-	72	1,193	1,413
Net overhead	5,890	6,228	5,893	6,839	24,850
Income before income taxes	3,828	4,935	6,156	5,714	20,633
Net income	2,504	3,109	3,926	3,690	13,229
Dividends and accretion on preferred stock	165	165	165	164	659
Net income available to common stockholders	2,339	2,944	3,761	3,526	12,570
Basic net income per share	0.29	0.37	0.47	0.44	1.57
Diluted net income per share	0.28	0.35	0.44	0.41	1.49
Dividends paid per share	0.11	0.11	0.11	0.11	0.44

* First quarter 2014 dividends paid per share include a special $0.11 per share dividend paid in January 2014 in addition to the $0.12 per share regular quarterly dividend paid in March 2014.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2014

BALANCE SHEET ANALYSIS

Summary

A financial institution's primary sources of revenue are generated by its earning assets, while its major expenses are produced by the funding of these assets with interest bearing liabilities. Effective management of these sources and uses of funds is essential in attaining a financial institution's optimal profitability while maintaining a minimum amount of interest rate risk and credit risk. Information on rate-related sources and uses of funds for each of the three years in the period ended December 31, 2014, is provided in the table below.

In 2014, average earning assets increased by 10.5% or $108.2 million from 2013, following a 1.1% or $11.5 million decrease in 2013 from 2012.  Average interest-bearing liabilities, the primary source of funds supporting the earning assets, increased by 9.2%, or $70.5 million, in 2014 from 2013, which follows a 2.8%, or $22.1 million, decrease in 2013 from 2012. Supporting a slight increase in the net interest income (as a percentage of average earning assets) in 2014 was a 22.8%, or $45.5 million, increase in average non-interest bearing deposits.  The increase follows a 1.3%, or $2.7 million, increase in average non-interest bearing deposits in 2013 from the average in 2012.  In 2014, the increase in average earning assets, average interest-bearing liabilities and average non-interest bearing deposits was largely the result of the purchase of Gassaway on April 4, 2014.  The assets, liabilities and operations of Gassaway are only included in the financial results of Premier from the date of acquisition.  Gassaway added approximately $119.0 million in average earning assets, $94.2 million of average interest-bearing liabilities and $43.1 million of non-interest bearing deposits.  Additional information on the purchase of Gassaway is contained throughout this discussion and in Note 2 to the Consolidated Financial Statements.

The increase in average earning assets in 2014 was primarily the result of a $105.1 increase in average loans outstanding, a $9.3 million increase in average interest-bearing bank balances, and a $1.9 million increase in average federal funds sold.  These increases in earning assets were partially offset by an $8.2 million decrease in average investment securities.  The increase in average interest-bearing liabilities in 2014 was largely due to a $73.7 million increase in average interest-bearing deposits partially offset by a $1.1 million decrease in average short-term borrowings (primarily customer repurchase agreements), and a $2.0 million decrease in average long-term borrowings.  In 2013, the decrease in average earning assets was primarily the result of a $41.4 million decrease in average investment securities, a $2.3 million decrease in average federal funds sold and an $849,000 decrease in average interest-bearing bank balances.  These decreases in earning assets were partially offset by a $33.1 million increase in average loans outstanding.  The decrease in average interest-bearing liabilities in 2013 was largely due to a $12.0 million decrease in average interest-bearing deposits, a $6.2 million decrease in average short-term borrowings (primarily customer repurchase agreements), and a $3.9 million decrease in average long-term borrowings.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2014

AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS
(Dollars in thousands)
	2014			2013			2012
	Average Balance	Interest	Yield/ Rate (2)	Average Balance	Interest	Yield/ Rate (2)	Average Balance	Interest	Yield/ Rate (2)
Assets:
Interest earning assets
U.S. Treasury and federal agency securities	$27,031	$269	1.00%	$9,463	$167	1.76%	$27,088	$423	1.56%
States and municipal obligations (1)	8,053	324	4.02	5,222	235	4.50	7,304	315	4.31
Mortgage backed securities	211,032	4,889	2.32	237,079	5,481	2.31	255,586	6,053	2.37
Other securities	5,661	219	3.87	8,233	324	3.94	11,380	487	4.28
Total investment securities	251,777	5,701	2.26	259,997	6,207	2.39	301,358	7,278	2.42
Federal funds sold	10,818	13	0.12	8,918	9	0.10	11,265	7	0.06
Interest-bearing deposits with banks	55,074	172	0.31	45,746	148	0.32	46,595	140	0.30
Loans, net of unearned income (3)(4)
Commercial	566,785	32,199	5.68	511,764	30,006	5.86	469,927	29,604	6.30
Real estate mortgage	219,616	12,136	5.53	174,710	10,008	5.73	181,070	10,985	6.07
Installment	34,759	2,788	8.02	29,542	2,310	7.82	31,960	2,670	8.35
Total loans	821,160	47,123	5.74	716,016	42,324	5.91	682,957	43,259	6.33
Total interest earning assets	1,138,829	53,009	4.65	1,030,677	48,688	4.72	1,042,175	50,684	4.86
Allowance for loan losses	(10,269)				(12,211)			(10,234)
Cash and due from banks	32,085				26,839			28,140
Premises and equipment	20,403				16,117			16,226
Other assets	56,490				53,697			57,640
Total assets	$1,237,538				$1,115,119			$1,133,947

Liabilities and Equity:
Interest bearing liabilities
NOW and money market	$290,551	516	0.18%	$262,320	470	0.18%	$247,820	591	0.24%
Savings deposits	156,572	176	0.11	128,005	138	0.11	124,329	190	0.15
Certificates of deposit and other time deposits	360,922	3,046	0.84	344,070	3,480	1.01	374,236	4,772	1.28
Total interest bearing deposits	808,045	3,738	0.46	734,395	4,088	0.56	746,385	5,553	0.74
Short-term borrowings	13,686	34	0.25	14,832	37	0.25	21,030	88	0.42
Other borrowings	12,908	564	4.37	14,935	650	4.35	17,010	754	4.43
FHLB advances	-	-	-	-	-	-	1,869	41	2.19
Total interest-bearing liabilities	834,639	4,336	0.52%	764,162	4,775	0.62%	786,294	6,436	0.82%
Non-interest bearing deposits	245,075				199,574			196,968
Other liabilities	5,704				4,092			3,990
Preferred equity	9,432				11,924			17,947
Common equity	142,688				135,367			128,748
Total liabilities and equity	$1,237,538				$1,115,119			$1,133,947

Net interest earnings (1)		$48,673				$43,913			$44,248
Net interest spread (1)			4.13%			4.10%			4.04%
Net interest margin (1)			4.27%			4.26%			4.25%

(1) Taxable – equivalent yields are calculated assuming a 34% federal income tax rate
(2) Yields are calculated on historical cost except for yields on marketable equity securities that are calculated used fair value
(3) Includes loan fees, immaterial in amount, in both interest income and the calculation of yield on loans
(4) Includes loans on non-accrual status

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2014

Loan Portfolio

Premier’s loan portfolio is its largest and highest yielding component of average earning assets, totaling 72.1% of average earning assets during 2014.  Average loans increased in 2014 by $105.1 million, or 14.7%, over 2013 following a $33.1 million, or 4.8%, increase in 2013 over 2012.  The increase in 2014 is largely due to the purchase of Gassaway, which added approximately $70.6 million in average loans outstanding during 2014.  Otherwise, average loans increased by $34.5 million, or 4.8%, largely due to a pick-up in loan demand which more than offset loan principal payments, payoffs from borrowers accelerating their payments to reduce their outstanding debt, and also payoffs due to the workout of problem loans.  Average loans outstanding increased by $69.0 million, or 24.9%, in Premier’s West Virginia market due to the purchase of Gassaway which added approximately $70.6 million in average total loans in 2014.  Without the purchase of Gassaway, average loans outstanding in Premier’s West Virginia markets decreased by $1.6 million, or 0.6%.  Average loans outstanding increased by $19.7 million, or 11.2%, in Premier’s DC Metro market and increased by $6.1 million, or 14.6%, in Premier’s Virginia market.  Average loans outstanding also increased by $2.5 million, or 4.3%, in Premier’s Ohio market and increased by $7.9 million, or 4.8%, in Premier’s Kentucky market. The $33.1 million increase in average loans during 2013 is largely due to a pick-up in loan demand, primarily in the DC Metro and Virginia market areas, which more than offset loan principal payments, payoffs from borrowers accelerating their payments to reduce their outstanding debt, and also payoffs due to the workout of problem loans.  Average loans outstanding in 2013 increased by $25.7 million, or 17.2%, in Premier’s DC Metro market and increased by $7.9 million, or 23.5%, in Premier’s Virginia market.  Otherwise, average loans outstanding in 2013 increased by $977,000, or 0.4%, in Premier’s West Virginia market, decreased by $5.8 million, or 9.3%, in Premier’s Ohio market and increased by $4.3 million, or 2.7%, in Premier’s Kentucky market.

Total loans at December 31, 2014 increased by $138.9 million, or 18.8%, from the total at December 31, 2013.  This increase follows a $36.1 million, or 5.1%, increase from the total at December 31, 2012.  The increase in 2014 is largely due to the $95.1 million of loans acquired via the purchase of Gassaway.  Otherwise, outstanding loans increased by $43.8 million via internal loan growth.  Outstanding loans increased in Premier’s West Virginia markets by $14.9 million, or 5.5% (net of any payments and payoffs made on the acquired Gassaway loan portfolio during the year), increased in Premier’s Kentucky markets by $13.0 million, or 7.7%, and increased in Premier’s Virginia markets by $6.5 million, or 14.7% since year-end 2013.  Premier’s Ohio market also recorded a $2.9 million, or 5.0%, increase in loans outstanding since year-end 2013 and Premier’s Washington DC Metro market by increased by $6.5 million, or 3.3%, during the same time frame.  The increase in 2013 is largely due to increases in outstanding loans in Premier’s DC Metro market, up $31.5 million, or 19.0%, its Virginia market, up $4.4 million, or 11.1%, and its Kentucky market, up $4.3 million, or 2.6% since year-end 2012.  Premier’s Ohio market also recorded a $2.0 million, or 3.5%, increase in loans outstanding during 2013.  These increases more than offset a $6.0 million, or 2.2%, decrease in outstanding loans in Premier’s West Virginia market.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2014

Loans secured by real estate totaled 85.2% of Premier’s loan portfolio at December 31, 2014, up from 83.9% of total loans at December 31, 2013.  The increase is largely due to an increase in residential real estate loans resulting primarily from the purchase of Gassaway and an increase in real estate construction and land development loans.  These increases more than offset a decrease in commercial real estate loans as a percentage of the total loan portfolio.  While outstanding commercial real estate secured loans increased $46.3 million in 2014, their percentage of the total loan portfolio decreased slightly from 48.3% at the end of 2013 to 46.0% at the end of 2014.  In 2013, loans secured by real estate increased from 82.6% of Premier’s total loan portfolio at December 31, 2012 to 83.9% at December 31, 2013, largely due to an increase in commercial real estate loans as a percentage of the total loan portfolio.  The increase in the percentage of commercial real estate loans at December 31, 2013 more than offset decreases in construction and land development loans and residential real estate mortgage loans as a percentage of the total loan portfolio.

Premier’s residential real estate mortgage loans generally do not exceed 80% of the value of the real property securing the loan at the time of origination. The residential real estate mortgage loan portfolio primarily consists of adjustable rate residential mortgage loans. The origination of these mortgage loans can be more difficult in a low interest rate environment where there is a significant demand for fixed rate mortgages. The loan portfolio acquired via the purchase of Gassaway consisted of approximately $63.2 million of residential real estate mortgage loans, or 65.6% of the bank’s total loan portfolio, which consisted primarily of fixed rate residential mortgages with maturity periods ranging from two to fifteen years.  Premier also originates mortgage loans to be sold in the secondary market and recognizes non-interest income upon the sale of those mortgages in the form of commissions and servicing release fees.  Premier has not engaged in the solicitation of so-called “sub-prime” or “interest only” mortgages.  Premier uses an experienced staff underwriter to ensure the completeness of the borrowers’ loan application and documentation and to ensure that the loans meet the standards required by prospective loan purchasers.  Additional information regarding the volume of mortgage loans originated and sold is contained in Premier’s consolidated statements of cash flows presented elsewhere in this annual report.

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

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2014

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

LOAN SUMMARY
(Dollars in thousands)
	As of December 31,
	2014		2013		2012		2011		2010
Summary of Loans by Type
Commercial, secured by real estate	$404,430	46.0%	$358,114	48.3%	$314,198	44.6%	$317,559	46.0%	$319,048	43.9%
Commercial, other	85,943	9.8	85,301	11.5	84,430	12.0	76,960	11.1	82,591	11.4
Real estate construction and land development	66,689	7.6	47,123	6.4	52,706	7.5	34,730	5.0	48,213	6.6
Real estate mortgage	278,212	31.6	216,081	29.2	214,743	30.5	221,756	32.1	233,513	32.2
Agricultural	1,987	0.2	2,052	0.3	2,566	0.4	2,729	0.4	2,564	0.4
Consumer	32,745	3.7	25,113	3.4	28,128	4.0	30,090	4.4	32,926	4.5
Other	9,705	1.1	6,986	0.9	7,854	1.0	7,099	1.0	7,109	1.0
Total loans	$879,711	100.0%	$740,770	100.0%	$704,625	100.0%	$690,923	100.0%	$725,964	100.0%

Non-performing Assets
Non-accrual loans	$12,712		$16,641		$25,806		$42,354		$47,131
Accruing loans which are ontractually past due 90 days or more	1,266		8,478		3,890		4,527		414
Accruing troubled debt estructurings	2,502		3,655		14,106		5,951		2,639
Total non-performing and estructured loans	16,480		28,774		43,802		52,832		50,184
Other real estate acquired hrough foreclosures	12,208		13,524		13,366		14,642		11,249
Total non-performing and estructured loans and other real estate	$28,688		$42,298		$57,168		$67,474		$61,433

Non-performing and restructured loans as a % of total loans	1.87%		3.88%		6.22%		7.65%		6.91%
Non-performing and restructured loans and other real estate as a % of total assets	2.29%		3.84%		5.10%		6.00%		5.19%

Allocation of Allowance for Loan Losses
Commercial, other	$1,727	11.1%	$2,420	12.7%	$3,918	13.4%	$2,669	12.5%	$2,650	12.8%
Real estate, construction	1,617	7.6	1,226	6.4	1,826	7.5	1,111	5.0	1,142	6.6
Real estate, other	6,760	77.6	7,084	77.5	5,499	75.1	5,717	78.1	5,703	76.1
Consumer installment	243	3.7	297	3.4	245	4.0	298	4.4	370	4.5
Total	$10,347	100.0%	$11,027	100.0%	$11,488	100.0%	$9,795	100.0%	$9,865	100.0%

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2014

Total non-performing assets, which consist of past-due loans on which interest is not being accrued (“non-accrual loans”), foreclosed properties in the process of liquidation ("OREO"), loans with restructured terms offering a concession to enable a delinquent borrower to repay (‘troubled debt restructurings”) and accruing loans past due 90 days or more, were $28.7 million, or 2.29% of total assets at year-end 2014.  These amounts compare to $42.3 million of total non-performing assets, or 3.84% of total assets at year-end 2013 and $57.2 million of total non-performing assets, or 5.10% of total assets at year-end 2012.  The $13.6 million, or 32.2%, decrease in non-performing assets in 2014 from year-end 2013 was largely due to a $3.9 million decrease in non-accrual loans and a $7.2 million decrease in loans past due 90 days or more.  The decrease in non-accrual loans was largely due to payments and payoffs received on non-accrual loans during the year with approximately $1.7 million of loans foreclosed upon and added to OREO.  The decrease in loans past due 90 days or more was due to a concerted effort to either bring these borrowers to a current status or begin collection efforts via foreclosure or other means, with the result of most borrowers returning to a current status.  Also contributing to the reduction in non-performing assets at year-end 2014 was a $1.3 million decrease in OREO and a $1.1 million decrease in troubled debt restructurings.  The decrease in troubled debt restructurings in 2014 was largely due to payments and payoffs received on the loans as no additional loans were classified as troubled debt restructurings in 2014.  The decrease in OREO was largely due to sales of approximately $2.6 million of properties during the year yielding approximately $3.9 million of sale proceeds and writedowns of carrying values of another $588,000.  Although loans may be classified as non-performing, some continue to pay interest irregularly or at less than originally contracted terms.  During 2014, approximately $2.2 million of interest income was recognized on non-accrual and restructured loans, including approximately $340,000 of accelerated purchase discount recognized as income, largely due to full payoffs received on non-accrual loans during the year.  This amount compares to approximately $1.1 million that would have been recognized in accordance with the original terms of the loans, which also includes the approximately $340,000 of accelerated purchase discount from full loan payoffs.

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

With the acquisition of Abigail Adams and its two subsidiary banks in 2009, Premier experienced a significant increase in nonperforming assets.  As shown in the table above, Premier has worked over the past five years to reduce its level of non-performing assets, primarily those from the Abigail Adams acquisition.  However, since these assets were recorded at an estimated fair value on the date of acquisition, the amount of credit risk assumed by

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2014

Premier was not as great as the volume of non-performing assets suggested taken at face value.  New (at the time) accounting guidance adopted by Premier at the beginning of 2009 does not permit an acquirer to carry over the purchased entity’s allowance for loan losses.  Instead, under the accounting guidance, all acquired loans are to be recorded at their net estimated fair value.  The estimate of fair value on all loans, but particularly on non-performing assets, included factors for the measurement of credit risk, interest rate risk and re-salability in the most advantageous market for the loans in an orderly transaction between market participants.  These estimates included significant discounts on the non-accrual loans.  These estimates required management's most difficult, subjective and complex judgments and are inherently uncertain.  However, since the estimated fair value of these loans was believed to have been accounted for in the reasonably estimable credit risk in the loans, no allowance for loan losses for these loans was recorded at the date of acquisition.  At September 30, 2009, just prior to Premier’s acquisition, Abigail Adams reported a collective allowance for loan losses of approximately $12.8 million.  In contrast, Premier recorded the estimated fair value of the combined loan portfolios at an estimated $25.5 million discount to the contractual amounts receivable on the loans at acquisition.

Similarly, with the purchase of Gassaway on April 4, 2014, no allowance for loan losses recorded on the bank’s balance sheet prior to that date was carried over to Premier’s allowance for loan losses.  Instead, under current accounting guidance, all acquired loans were recorded at their net estimated fair value.  At March 31, 2014, just prior to Premier’s purchase, Gassaway reported a collective allowance for loan losses of approximately $1.3 million.  In contrast, Premier recorded the estimated fair value of the acquired loan portfolio at an estimated $2.5 million discount to the contractual amounts receivable on the loans at acquisition.  These discounts, as with the discounts assigned to the Abigail Adams acquired loan portfolio, are allocated per loan and are used to offset any charge-offs of the uncollectible portion of the contractual amount due on non-performing assets, or accreted into interest income using a level yield method on performing loans.  Should Premier collect the full contractual amount due, any fair value discount is recognized as interest income at the time of payoff.  In its evaluation of the acquired Gassaway loan portfolio, management determined that most of the loan portfolio was comprised of homogenous consumer based or residential real estate loans and none of the loans acquired would meet the definition of a purchased credit impaired loan.  Therefore all loans acquired have been initially evaluated as collectively impaired.  Additional information on loans purchased with evidence of deteriorated credit quality is contained in Note 5 to the consolidated financial statements.

Management believes the estimated potential losses related to delinquent loans to be adequately provided for in the allowance for loan losses.  These non-performing assets were included in the analyses that supported the recording of provisions for loan loss during 2010, 2011 and 2012.  It is the full payoff of impaired loans with specific allocations of the allowance for loan losses that resulted in the $375,000 negative provision for loan losses in 2013.  Similarly in 2014, a negative provision for loan losses was recorded early in the year as a result of the full payoff of impaired loans with specific allocations of the allowance for loan losses.  The negative provision expense, however, was more than offset by additional provisions for loan losses in the

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2014

second half of 2014 as discussed in more detail below.  As management's efforts to collect on all of the Company’s non-performing assets continue, matured loans are only renewed using Premier's strengthened credit policies. Otherwise, loans may be carried as accruing loans that are greater than 90 days past due or placed on non-accrual status and foreclosure proceedings begun to obtain and liquidate any collateral securing the past due or matured loans. As previously demonstrated by Premier’s history, management is committed to continuing to reduce its level of non-performing assets and maintaining strong underwriting standards to help maintain a lower level of non-performing assets in the future.

The Loan Summary table presents five years of comparative non-performing asset information. Other than these loans and the impaired loans discussed in Note 5 to the consolidated financial statements, Premier does not have a significant volume of loans where management has serious doubts about the borrowers’ ability to comply with the present repayment terms of the loan.

It is Premier's policy to place loans that are past due over 90 days on non-accrual status, unless the loans are adequately secured and in the process of collection.  Premier had $5.1 million of construction and land development loans on non-accrual status at December 31, 2014 for which additional funds may be needed by the borrower to complete the project.  For real estate loans, upon repossession, the balance of the loan is transferred to "Other Real Estate Owned" (OREO) and carried at the lower of the outstanding loan balance or the fair value of the property based on current appraisals and other current market trends, less estimated disposal costs. If a writedown of the OREO property is necessary at the time of foreclosure, the amount is charged against the allowance for loan losses. A periodic review of the recorded property value is performed in conjunction with normal loan reviews, and if market conditions indicate that the recorded value exceeds the fair market value less estimated disposal costs, additional writedowns of the property value are charged directly to operations.

During 2014, Premier recorded $588,000 of write-downs of OREO properties that were more than offset by $1.3 million of gains on the disposition of OREO properties, resulting in a net reduction in 2014 operating expenses of approximately $714,000.  This net operating expense reduction compares to $782,000 of write-downs of OREO properties in 2013 that were partially offset by $66,000 of gains on the disposition of OREO properties resulting in a net expense of $716,000.  During 2012, Premier recorded 1.4 million of write-downs of OREO properties that were partially offset by $453,000 of gains on the disposition of OREO properties, resulting in a net expense of $957,000.  The gains realized in 2014 are largely due to sales of OREO properties acquired via the Abigail Adams acquisition.  Real estate values in and around Washington, DC have improved compared to 2009 when Abigail Adams was acquired.  Furthermore, some of the properties sold in 2014 and 2013 were condominium renovation or construction projects that needed to be completed after foreclosure by Premier in order to be marketed in a salable condition.  These gains more than offset losses on the sale of other OREO properties during 2014.  The write-downs on OREO that were recorded in 2014 were largely due to adjustments to the carrying value, as Premier lowered its expectations of net realizable value on certain properties in an effort to liquidate the property.  The gains realized in 2013 are largely due to

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2014

sales of OREO properties acquired via the Abigail Adams acquisition.  Again, real estate values in and around Washington, DC were improved in 2013 compared to 2009 when Abigail Adams was acquired.  These gains more than offset losses on the sale of other OREO properties during 2013.  The write-downs on OREO that were recorded in 2013 were largely due to repossessed construction projects where either the costs incurred to complete the projects have exceeded original estimates and the property was adjusted to net realizable value or sales of properties have not materialized and Premier has lowered its expectations of net realizable value.  The gains realized in 2012 are largely due to sales of OREO properties acquired via the Abigail Adams acquisition.  Similar to 2013 and 2014, real estate values in and around Washington, DC improved compared to 2009 when Abigail Adams was acquired.  The write downs on OREO that were recorded in 2012 were largely due to two repossessed construction projects where the costs incurred to complete the projects have exceeded original estimates and the properties were adjusted to net realizable value.

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
December 31, 2014

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

The sum of the calculations and estimations of the risk of loss in the loan portfolio is compared to the recorded balance of the allowance for loan losses. If the total allowance is deemed to be inadequate, a charge to earnings is recorded to increase the allowance.  Conversely, should an evaluation of the allowance result in a lower estimate of the risk of loss in the loan portfolio and the allowance is deemed to be more than adequate, a reversal of previous charges to earnings ("a negative provision") may be warranted in the current period. Events that may lead to negative provisions include greater than anticipated recoveries, a reduction in the historical loss ratios, securing more collateral on an impaired loan during the collection process, or receiving a substantial principal payment or payment in full on an impaired loan.  In 2014, Premier recorded provision expense of $534,000, net of $389,000 of negative provision expense in the first half of the year.  In 2013, Premier recorded a $375,000 negative provision for loan losses compared to $4,260,000 of provision expense in 2012.

At December 31, 2014, the allowance for loan losses was $10.3 million, or 1.18% of total year-end loans, compared to an allowance for loan losses of $11.0 million, or 1.49% of total loans at December 31, 2013.  The substantial decrease in the percentage of allowance to total loans at year-end is a result of the loans acquired via the purchase of Gassaway.  These loans were recorded at their estimated fair value on the date of acquisition including an estimate of credit risk within the loan portfolio.  Since their acquisition on April 4, 2014, there has been little deterioration in the estimated credit quality of the acquired portfolio and thus no significant amount of allowance for loan losses has been deemed necessary for these loans.  Furthermore, the amount of allowance allocated to individually impaired loans decreased by approximately $1.1 million in 2014 largely due to payments and payoffs received on these loans during the year.  However, the amount of allowance allocated to collectively evaluate loans did increase by approximately $594,000 from additional provisions for loan losses largely due to the $43.8 million increase in loans outstanding from expanded lending opportunities in 2014.  As a result, although loans outstanding at December 31, 2014 have increased by $138.9 million, $95.1 million from the purchase of Gassaway and $43.8 million from internal loan growth, the allowance for loan losses did not increase proportionately, resulting in a lower ratio to total loans outstanding at December 31, 2014.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2014

    At December 31, 2013, the allowance for loan losses was $11.0 million, or 1.49% of total year-end loans, compared to an allowance for loan losses of $11.5 million, or 1.63% of total loans at December 31, 2012.  Although total loans outstanding increased by $36.1 million in 2013, the ratio of the allowance to total loans outstanding decreased due to a reduction in specific allocations of the allowance related to impaired loans.  During 2013, Premier received substantial principal payments and payoffs on loans classified as impaired which resulted in the reduction of the estimated required allowance via negative provisions for loan losses.  These negative provisions for loan losses exceeded the estimated provision expense needed to provide for the loan growth in 2013, resulting in a net $375,000 negative provision for loan losses for the 2013 calendar year.  The negative provision for loan losses and the $86,000 of net charge-offs recorded during 2013 reduced the overall allowance by $461,000 to $11.0 million at December 31, 2013.  The decrease in the estimated required allowance for loan losses combined with the growth in total loans outstanding in 2013 resulted in a lower ratio at December 31, 2013 at 1.49% of total year-end loans.

At December 31, 2012, the allowance for loan losses was $11.5 million, or 1.63% of total year-end loans, compared to an allowance for loan losses of $9.8 million, or 1.42% of total loans at December 31, 2011.  Although total loans outstanding increased by $13.7 million in 2012, the increase in the ratio to 1.63% was largely due to the $4.3 million of provision for loan losses in 2012 exceeding the $2.6 million of net charge-offs, adding $1.7 million to the allowance for loan losses at year-end.  The percentage increase in the allowance for loan losses exceeded the percentage increase in loans outstanding, resulting in the higher ratio at December 31, 2012.  The increase in the level of provision expense in 2012 was largely due to increases in specific reserves on loans already identified as impaired and also due to specific reserves on loans newly identified as impaired during 2012.  A summary of the allowance for loan losses allocated by loan type is presented in the Loan Summary Table above.

The following table provides a more detailed history of the allowance for loan losses, illustrating charge-offs and recoveries by loan type, and the annual provision for loan losses over the past five years.  From 2009 through 2012, the deterioration in the national economy and its impact on the local economy in Premier’s markets resulted in increases in past due loans and non-performing assets.  As the deterioration in the national economy and its impact on Premier’s local economies continued, some of the increases in past due loans and non-performing assets in prior years became charged-off loans.  In 2013, Premier recovered some of its prior year charge-offs, which helped to substantially offset the reduced level of charge-offs recorded during the year.  In 2014, net charge-offs increased from the very low level recorded in 2013, but remained relatively low at 0.15% of average loans outstanding.  Additional provisions for loan losses were recorded in 2010 to provide for estimated loan impairment, primarily as additional loans from the acquisition of Abigail Adams were downgraded and analyzed for impairment.  The increase in the level of provision expense during 2011 was largely to provide for a calculated increase in exposure to credit risk related to one borrowing relationship in

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2014

Premier’s Kentucky market identified during the second quarter.  In 2012, the increase in the level of provision expense was largely due to increases in specific reserves on loans already identified as impaired and also due to specific reserves on loans newly identified as impaired during 2012.  During 2013, Premier received substantial principal payments and payoffs on loans classified as impaired which resulted in the reduction of the estimated required allowance via negative provisions for loan losses.  These negative provisions for loan losses exceeded the estimated provision expense needed to provide for the loan growth in 2013, resulting in a net $375,000 negative provision for loan losses.  Similarly, during 2014 Premier received principal payments and payoffs on loans classified as impaired which resulted in the reduction of the estimated required allowance via negative provisions for loan losses.  These negative provisions for loan losses, however, were exceeded by the estimated provision expense needed to provide for the loan growth in 2014, resulting in a net $534,000 provision for loan losses.  Additional details on the activity in the allowance for loan losses as well as past due and non-performing loans, including loans individually evaluated for impairment, is contained in Note 5 to the consolidated financial statements.

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

Net charge-offs in 2014 totaled $1.2 million, as $1.6 million of loans charged-off were partially offset by $387,000 of recoveries of loans previously charged-off.  Net charge-offs in 2013 totaled $86,000, as $909,000 of loans charged-off were substantially offset by $823,000 of recoveries of loans previously charged-off.  Net charge-offs in 2012 totaled $2.6 million, as $3.2 million of loans charged-off were partially offset by $586,000 of recoveries of loans previously charged-off.

In 2014, total charge-offs increased by $692,000 to $1.6 million, or just 0.19% of average total loans.  Charge-offs increased in all categories of loans except for consumer loans.  A portion of the increase in the real estate loan charge-offs was a result of the foreclosure of real estate secured loans and recognizing the previously identified loan impairment as a charge-off upon foreclosure.  Otherwise, charge-off activity increased due to the comparatively low level of charge-offs recorded in 2013.  In 2013, total charge-offs decreased by $2.2 million to $909,000, or just 0.13% of average total loans.  Charge-offs in all four categories of loans decreased in 2013, reflecting management’s efforts to successfully resolve delinquent loans.  Furthermore, management reached agreements with two loan relationships that had been charged-off in previous years whereby the borrowers agreed to a repayment schedule that included a substantial down payment in 2013 and monthly payments thereafter.  These payments resulted in the increase in recoveries recorded in 2013 and also account for most of the decrease in

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2014

recoveries in 2014.  In 2012, total charge-offs decreased by $873,000 to $3.2 million, or 0.46% of average total loans compared to 2011 charge-offs.  While charge-offs of commercial loans increased by $1.3 million in 2012, real estate construction and land development loan charge-offs decreased by $2.4 million, largely due to the charge-off of a real estate construction and land development loan related to one borrowing relationship in Premier’s Kentucky market in 2011.  Otherwise, charge-offs of both real estate secured loans and consumer installment loans increased slightly in 2012 compared to 2011.

SUMMARY OF LOAN LOSS EXPERIENCE
(Dollars in thousands)
	For the Year Ended December 31
	2014		2013		2012		2011		2010
Allowance for loan losses beginning of period	$11,027		$11,488		$9,795		$9,865		$7,569
Amounts charged off:
Commercial, financial and agricultural loans	365		231		1,485		227		466
Real estate construction loans	110		52		380		2,747		59
Real estate loans – other	965		438		1,061		900		635
Consumer installment loans	161		188		227		152		313
Total charge-offs	1,601		909		3,153		4,026		1,473

Recoveries on amounts previously charged-off:
Commercial, financial and agricultural loans	127		198		126		121		131
Real estate construction loans	136		233		-		1		40
Real estate loans – other	64		319		359		116		131
Consumer installment loans	60		73		101		88		170
Total recoveries	387		823		586		326		472

Net charge-offs	1,214		86		2,567		3,700		1,001
Provision for loan losses	534		(375)		4,260		3,630		3,297

Allowance for loan losses, end of period	$10,347		$11,027		$11,488		$9,795		$9,865

Average total loans	$821,160		$716,016		$682,957		$704,566		$702,194
Total loans at year-end	879,711		740,770		704,625		690,923		725,964

As a percent of average loans
Net charge-offs	0.15%		0.01%		0.38%		0.53%		0.14%
Provision for loan losses	0.07%		(0.05)%		0.62%		0.52%		0.47%
Allowance for loan losses	1.26%		1.54%		1.68%		1.39%		1.40%

As a percent of total loans at year-end
Allowance for loan losses	1.18%		1.49%		1.63%		1.42%		1.36%

As a multiple of net charge-offs
Allowance for loan losses	8.52	X	128.22	X	4.48	X	2.65	X	9.86	X
Income before tax and provision for loan losses	17.18	X	235.56	X	7.89	X	3.95	X	16.27	X

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2014

Although management believes it has identified the significant remaining credit risk in the loan portfolio, additional charge-offs may be recorded in the coming months due to the level of non-performing loans and the resolution of collection efforts on those loans. Premier continues to make a significant effort to reduce its past due and non-performing loans by reviewing loan files, using the courts to bring borrowers current with the terms of their loan agreements and/or the foreclosure and sale of OREO properties.  As in the past, when these plans are executed, Premier may experience increases in non-performing loans and non-performing assets. Furthermore, any resulting increases in loans placed on non-accrual status will have a negative impact on future loan interest income.  Also, as these plans are executed, other loans may be identified that would necessitate additional charge-offs and potentially additional provisions for loan losses.  Premier continues to monitor and evaluate the impact that national housing market prices may have on its local markets and collateral valuations as management evaluates the adequacy of the allowance for loan losses.  While some price deterioration has occurred, it is not currently anticipated that Premier’s markets will be impacted as severely as other areas of the country due to the historically modest increases in real estate values in the Company’s markets in West Virginia, Ohio and Kentucky. With the concentrations of commercial real estate loans acquired in the Washington, DC and Richmond, Virginia markets, fluctuations in commercial real estate values will also be monitored.  In each of the last four years, Premier sold some OREO properties at a gain while other OREO properties have required subsequent write-downs to net realizable values.  These factors are considered in determining the adequacy of the allowance for loan losses.

The following table presents the maturity distribution and interest sensitivity of selected loan categories at December 31, 2014.  Maturities are based upon contractual terms.

LOAN MATURITIES and INTEREST SENSITIVITY
December 31, 2014
(Dollars in thousands)

	Projected Maturities*
	One Year or Less	One Through Five Years	Over Five Years	Total
Commercial, secured by real estate	$117,783	$257,187	$29,460	$404,430
Commercial, other	37,288	46,016	2,639	85,943
Real estate construction	43,604	20,098	2,987	66,689
Agricultural	729	1,258	-	1,987
Total	$199,404	$324,559	$35,086	$559,049

Fixed rate loans	$53,132	$200,820	$34,107	$288,059
Floating rate loans	146,272	123,739	979	270,990
Total	$199,404	$324,559	$35,086	$559,049

Fixed rate loans projected to mature after one year				$234,927
Floating rate loans projected to mature after one year				124,718
Total				$359,645

(*) Based on scheduled or approximate repayments

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2014

Investment Portfolio and
Other Earning Assets

Investment securities averaged $251.8 million in 2014, down $8.2 million, or 3.2%, from the $260.0 million averaged in 2013.  This decrease follows a $41.4 million, or 13.7%, decrease in 2013 from the $301.4 million averaged in 2012.  The decrease in 2014 is largely attributable to an increase in loan demand.  During 2014, surplus funds from maturing investments or principal pay downs on mortgaged-backed investments were used to fund the increase in loans or to satisfy decreases in deposit and repurchase agreement balances.  Furthermore, Premier sold approximately $13.3 million of low yielding investment securities in 2014 as part of its interest rate risk management strategy.  The decrease in average investments in 2014 more than offset the $28.8 million of average investments added by the purchase of Gassaway in 2014.  As shown in the cash flow statement, only $36.4 million of new securities were purchased in 2014 while $65.4 million in proceeds were realized from calls, maturities, sales and principal pay downs on mortgage backed securities.  These funds were primarily used to fund the $43.8 million, or 5.9%, increase in total loans from increased loan demand in 2014.  The decrease in 2013 is also largely attributable to an increase in loan demand.  During 2013, surplus funds from maturing investments or principal pay downs on mortgaged-backed investments were used to fund the increase in loans or to satisfy decreases in deposit and repurchase agreement balances.  As shown in the cash flow statement, only $27.2 million of new securities were purchased in 2013 while $82.5 million in proceeds were realized from calls, maturities, sales and principal pay downs on mortgage backed securities.  These funds were primarily used to fund the $36.1 million, or 5.1%, increase in total loans in 2013.

Investment securities are highly liquid and generally have a greater yield than interest bearing bank balances or federal funds sold.  However their longer investment term generally results in greater interest rate risk over other short-term investments.  This was believed to be especially true in 2010 as management continued to invest based on a belief that market interest rates were at their lowest level and that buying longer-term investments would have the effect of locking-in these lowest interest rates over the life of the investments.  Due to the low interest rate environment during 2010 and continuing throughout 2014, issuers of investment securities were routinely invoking call features of their securities and reissuing new bonds at lower coupon rates.  To offset some of the effects of interest rate risk in the investment portfolio, in 2010 Premier used surplus funds and proceeds from investment calls to purchase collateralized mortgage obligations (“CMO’s”) issued by the Government National Mortgage Association (“GNMA”), also known as “Ginnie Mae”.  These CMO’s are similar to U.S. Treasury bonds in that they are backed by the full faith and credit of the United States Government, but unlike U.S. Treasury bonds, return a portion of the principal each month coinciding with the monthly principal payments made by mortgage borrowers collateralizing the securities.  It is the monthly return of principal that will allow Premier to take advantage of any rise in market interest rates by investing the principal payments in future higher-yielding securities long before the final maturity date of the CMO.  An added feature of these GNMA CMO’s is that the securities are not subject to early call provisions.  Only the mortgagees’ prepayment of their underlying mortgages can accelerate the principal reduction on the investment security.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2014

    Thus, the purchase yield is not as susceptible to downward interest rate risks as investment securities with call features. This benefit is illustrated by the lower amount of Premier’s securities that were either called or matured in 2014, 2013 and 2012.  During 2013, $52.0 million of investments were called or matured (including principal payments on CMO’s and mortgage backed securities).  During 2013, $73.8 million of investments were called or matured (including principal payments on CMO’s and mortgage backed securities) and during 2012, $69.3 million of investments were called or matured (including principal payments on CMO’s and mortgage backed securities) compared to $276.7 million during 2010.  Mortgage backed securities and CMO’s continue to be Premier’s dominant investment in its portfolio, comprising nearly 86% of the fair value of the investment portfolio at December 31, 2014.

At December 31, 2014 the amount of investments totaled $229.8 million, up $11.7 million, or 5.4%, from the $218.1 million of investments at December 31, 2013.  The increase in investments is largely due to the $38.7 million of investments acquired via the purchase of Gassaway.  The Gassaway investment portfolio was comprised of $31.2 million of U.S. government sponsored entity securities with fixed maturity dates, $5.5 million of securities issued by states and political subdivisions and $2.0 million of mortgage-backed securities issued by government sponsored entities.  In 2014, Premier sold approximately $13.3 million of low yielding investment securities as part of its interest rate risk management strategy. Also affecting the increase in the investment portfolio in 2014 was a $3.2 million increase in the net market value of the investment portfolio to $2.3 million of net unrealized gains at December 31, 2014 due to a decrease in market interest rates during the year.  At December 31, 2013 the amount of investments totaled $218.1 million, down $65.9 million, or 23.2%, from the $284.0 million of investments at December 31, 2012.  The decrease in investments is largely due to the use of proceeds from calls and maturities (including principal payments on CMO’s and mortgage backed securities) to fund loans and satisfy deposit and repurchase agreement withdrawals in 2013.  Also affecting the decline in the investment portfolio in 2013 was a decrease in the net unrealized gains of $10.0 million at December 31, 2012 to $948,000 of net unrealized losses at December 31, 2013 due to an increase in market interest rates during the year.  During the fourth quarter 2013, Premier sold the remainder of its corporate securities portfolio in an effort to maximize its return on those investments.  During 2013, Premier realized $1.4 million in gains on the early call and sale of investment securities.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2014

The following table presents a summary of the carrying values of investment securities.

FAIR VALUE OF SECURITIES AVAILABLE FOR SALE
(Dollars in thousands)
	As of December 31
	2014	2013	2012

U.S. government sponsored entity securities	$22,506	$6,981	$22,244
States and political subdivisions	10,276	6,540	7,860
Mortgage-backed securities issued by government sponsored entities	196,968	204,545	249,947
Corporate securities	-	-	3,924
Total securities	$229,750	$218,066	$283,975

As sources of funds (deposits, federal funds purchased, and repurchase agreements with corporate customers) fluctuate, excess funds are initially invested in federal funds sold and other short-term investments. Based upon analyses of asset/liability repricing, interest rate forecasts, and liquidity requirements, funds are periodically reinvested in high-quality debt securities, which typically mature over a longer period of time. At the time of purchase, management determines whether the securities will be classified as trading, available-for-sale, or held-to-maturity. At December 31, 2014 all of Premier's investments were classified as available-for-sale and carried at fair value.  Additional information on the investment portfolio can be found in Note 4 to the consolidated financial statements.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2014

As shown in the following Securities Maturity and Yield Analysis table, the average maturity period of the securities available-for-sale at December 31, 2014 was 3 years and 5 months. The table uses a weighted estimated average life method to report the average maturity of mortgage-backed securities, which includes the estimated effect of monthly payments and prepayments. The average maturity of the investment portfolio is managed at a level to maintain a proper matching with interest rate risk guidelines. Premier does not have any securities classified as trading or held-to-maturity and it has no plans to establish such classifications at the present time.

SECURITIES MATURITY AND YIELD ANALYSIS
December 31, 2014
(Dollars in thousands)
	Market Value	Average Maturity (yrs/mos)	Taxable Equivalent Yield*
U.S. government sponsored entity securities
After one but within five years	$18,539		1.15%
After five but within ten years	3,967		2.01
Total U.S. government sponsored entity securities	$22,506	3/2	1.31

States and political subdivisions
Within one year	1,377		3.78
After one but within five years	4,697		4.34
After five but within ten years	2,967		3.82
After ten years	1,235		4.12
Total states and political subdivisions securities	$10,276	4/9	4.08

Mortgage-backed securities**
Within one year	188		4.45
After one but within five years	196,778		2.54
After five but within ten years	2		2.33
Total mortgage-backed securities	$196,968	3/4	2.54

Total securities available-for-sale	$229,750	3/5	2.49

(*) Fully tax-equivalent using the rate of 34%
(**) Maturities for mortgage-backed securities are based on expected average life

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2014

Premier’s average investment in federal funds sold and interest bearing bank balances increased by 20.5% in 2014 compared to 2013.  This increase follows a 5.5% decrease in 2013.  Averaging $65.9 million in 2014, federal funds sold and interest bearing bank balances increased $11.2 million from $54.7 million in 2013.  The increase in 2014 is largely due to the $19.6 million of average interest bearing bank balances acquired via the purchase of Gassaway.  These liquid assets were incorporated into Premier’s liquidity and interest rate risk strategies which resulted in an $8.3 million decrease in the average balance of the combined funds during 2014.  The decrease reflects the utilization of some of these funds to satisfy loan growth, deposit withdrawals and/or reductions in repurchase agreements and also to redeem the $12.0 million of Series A Preferred Stock.  Furthermore, the purchase of Gassaway was consummated by providing the sole shareholder $20.3 million in cash which also factored into the decrease in the average balance of federal funds sold and interest bearing bank balances in 2014.  The decrease in 2013 reflects the utilization of some of these funds to satisfy loan growth, deposit withdrawals and/or reductions in repurchase agreements.  As shown in the Consolidated Average Balance Sheets and Net Interest Income Analysis above, on average, the yield on federal funds sold was only 0.06% in 2012, rose slightly to 0.10% in 2013, and rose slightly again to 0.12% in 2014, in accordance with the Federal Reserve’s Board of Governors’ policy to maintain the federal funds rate between 0.00% and 0.25%.  To obtain higher yields on its most highly liquid funds, in 2009 Premier began shifting some of its federal funds sold interest-bearing bank balances, primarily with the Federal Reserve Bank, which yielded, on average, 0.30% in 2012 and 0.32% in 2013.  This practice continued in 2014 as the yield on interest bearing bank balances averaged 0.31% in 2014, far exceeding the yield on average federal funds sold.

The average balance of federal funds sold increased by $1.9 million in 2014 to $10.8 million, while average interest bearing bank balances increased by $9.3 million in 2014 to $55.1 million.  The majority of these interest bearing bank balances are held at Federal Reserve Banks.  Yields on federal funds sold rise and fall in direct correlation with interest rate changes made by the Federal Reserve Board in establishing national economic policy.  Investment security yields are based on a number of pricing factors, including but not limited to coupon rate, time to maturity and issuer credit quality.  Fluctuations in the amount of federal funds sold and other short-term investments reflect management's goal to maximize asset yields while maintaining proper asset/liability structure, as discussed in greater detail above and in other sections of this report.

Funding Sources

In response to the Federal Reserve policy to reduce market interest rates by lowering the targeted federal funds rate, in 2008 Premier began cutting its rates paid on its interest bearing deposits.  As a result, the average rate paid on interest-bearing liabilities decreased to 0.52% in 2014, down from the 0.62% paid in 2013, and the 0.82% paid in 2012.  The 10 basis point decrease in 2014 was primarily the result of a 17 basis point decrease in the average rate paid on certificates of deposit and other time deposit, which made up 43.2% of total average interest bearing liabilities in 2014.  The average rate paid on other deposit types remained unchanged in

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2014

2014, as well as the average rate paid on short-term borrowings, primarily repurchase agreements with deposit customers, in 2014 compared to the average rate paid in 2013.  In 2014, the average rate paid on other borrowings increased only slightly to 4.37% from the 4.35% average rate paid in 2013.

The 20 basis point decrease in 2013 was primarily the result of a 27 basis point decrease in the average rate paid on certificates of deposit and other time deposits, which made up 45.0% of the total average interest bearing liabilities in 2013.  Other rate decreases on deposits in 2013 include a 4 basis point decrease on savings deposits and a 6 basis point decrease on NOW and money market accounts.  Similarly, in 2013, Premier decreased the rate paid on its short-term borrowings, primarily repurchase agreements with deposit customers, by 17 basis points.

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

Premier’s deposits, on average, increased by $119.2 million, or 12.8%, in 2014 following a $9.4 million, or 1.0%, decrease in 2013 from 2012 average deposits.  The increase in 2014 is largely due to the purchase of Gassaway, which added approximately $137.0 million in average deposits during 2014.   Otherwise, average deposits decreased by $17.9 million, or 1.9%, in 2014.  In 2014 average CD’s increased by $16.9 million, or 4.9%, largely due to $39.1 million of average CD’s assumed in the purchase of Gassaway.  The remaining $22.2 million, or 6.5%, decrease in average CD’s was the result of customers with higher than market rate certificates of deposit choosing not to renew their CD’s at the Banks’ current interest rates.  Other customers deposited their maturing certificate of deposit funds in interest bearing transaction accounts, keeping their funds readily available rather than investing in a new certificate of deposit over a longer time frame.  Average savings deposits increased by $28.6 million, or 22.3% in 2014, largely due to the $24.2 million of average savings deposits assumed in the purchase of Gassaway.  The remaining $4.4 million, or 3.4%, increase in 2014 can be partially attributed to customers deposited their maturing certificate of deposit funds into readily available interest bearing transaction accounts as the rates paid on savings accounts are nearly the same as the rates paid on short-term certificates of deposit.  Average NOW and money market deposits increased by $28.2 million, or 10.8%, in 2014, again largely due to the $30.6 million of average NOW and money market deposits assumed in the purchase of Gassaway.  The remaining $2.4 million, or 1.0%, decrease in 2014 is the result of deposit withdrawals made by customers throughout the year.  Included in the initial money market funds in the purchase of Gassaway was the $20.3 million of purchase proceeds for Gassaway which were initially placed on deposit with the bank at the acquisition date but were withdrawn periodically during the year.  Had the proceeds not been placed on deposit with the bank, the average NOW and money market deposits assumed in the purchase of Gassaway would have been reduced by $15.0 million, and not included as part of the remaining $2.4 million decrease in average NOW and money market

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2014

deposits.  Lastly, average non-interest bearing deposits increased by $45.5 million, or 22.8%, in 2014 largely due to the $43.1 million of average non-interest bearing deposits assumed in the purchase of Gassaway.  The remaining $2.4 million, or 1.2%, increase is from normal operations and increases in Premier’s customer activity.

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

The following table provides information on the maturities of time deposits of $100,000 or more at December 31, 2014.

MATURITY OF TIME DEPOSITS $100,000 OR MORE
December 31, 2014
(Dollars in thousands)
Maturing 3 months or less	$25,940
Maturing over 3 months	29,218
Maturing over 6 months	61,784
Maturing over 12 months	59,103
Total	$176,045

Other funding sources for Premier include short and long-term borrowings. Premier's short-term borrowings primarily consist of securities sold under agreements to repurchase with commercial, public entity and tax exempt organization customers.  These are short-term non-FDIC insured deposit-like products that are secured by the pledging of investment securities in Premier’s investment portfolio or by purchasing insurance through the Federal Home Loan Bank (FHLB).  Also included in short-term borrowings are federal funds purchased from other

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2014

banks and overnight borrowings from the FHLB or the Federal Reserve Bank (FRB) discount window. These short-term borrowings fluctuate depending on near term funding needs and as part of Premier's management of its asset/liability mix.  In 2014 average short-term borrowings decreased by $1.1 million, or 7.7%, largely due to a decrease in customer repurchase agreements primarily in Premier’s DC Metro market.  No short term borrowings were assumed in the purchase of Gassaway.  In 2013 average short-term borrowings decreased by $6.2 million, or 29.5%, largely due to a decrease in customer repurchase agreements, primarily due to rate reductions in Premier’s DC Metro market.

Long-term borrowings consist of FHLB borrowings by Premier’s Affiliate Banks and other borrowings by the parent holding company or the Banks.  The Company’s FHLB advances, which matured in 2012, were fixed rate borrowings.  In 2012, all remaining FHLB advances were repaid at maturity which had an average rate paid of 2.19%.  Premier incurred no new long-term FHLB borrowings in 2012, 2013 or 2014.  Premier uses fixed rate FHLB advances from time-to-time to fund certain residential and commercial loans as well to maximize investment opportunities as part of its interest rate risk management.  At December 31, 2014, all FHLB advances have been repaid.

Other borrowings consist of two multi-million dollar long-term borrowings at the parent company and a $344,000 long-term borrowing by Gassaway assumed by Premier Bank in the Gassaway purchase.  The borrowing by Gassaway was for the purchase of its Flatwoods branch site location under a seller financed note bearing a fixed interest rate of 5.62% with monthly payments of $4,000, including principal and interest, and a $249,000 balloon payment at maturity on May 9, 2017.  On September 8, 2010, the Company executed and delivered to Bankers’ Bank a Term Note and Business Loan Agreement in the principal amount of $11.3 million, bearing interest floating daily at the “JP Morgan Chase” prime rate with a minimum rate of 4.50% and requiring 120 monthly principal payments of $94,167 plus interest.  The proceeds were used to refinance $5.3 million of existing debt with the Bankers’ Bank and to inject $6.0 million of capital into Premier’s subsidiary bank, Citizens Deposit Bank, to facilitate the bank’s purchase of four branches in 2010.  The note is secured by a pledge of Premier’s 100% interest in Citizens under a Stock Pledge and Security Agreement modified on August 16, 2012.  The remaining balance outstanding on this borrowing was $6.2 million at December 31, 2014

In 2013, Premier renewed its borrowing from First Guaranty Bank, which had a maturity date on April 30, 2013.  The original $11.6 million note, dated April 30, 2008, bore interest floating daily at the “Wall Street Journal” prime rate (the “Index”) minus 1.00% and required 59 monthly principal payments of $50,000 and one final payment of $8.6 million due at maturity on April 30, 2013.  The renewal extended the maturity date to fully amortize the borrowing by April 30, 2020 and was renewed with an interest rate that once again floats with Index plus 0.75% with a minimum interest rate of 4.00%.  The note continues to be secured by a pledge of 25% of Premier’s interest in Premier Bank (a wholly owned subsidiary) under Commercial Pledge Agreement modified on May 3, 2011. The remaining balance outstanding on this borrowing was $5.2 million at December 31, 2014

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2014

In an effort to reduce the interest costs on its other borrowed funds, Premier has been making additional principal payments on both of these borrowed funds on a regular basis.  As a result, the average balance of other borrowings decreased by $2.1 million, or 12.2%, in 2013 and by $2.3 million, or 15.3% in 2014.  The assumption of the Gassaway long-term borrowing added approximately $255,000 to average other borrowings in 2014 and increased the average rate paid in 2014 by 2 basis points over the 4.35% average rate paid in 2013.  In 2013, Premier reduced the principal on the higher rate Banker’s Bank borrowing at a faster rate than the borrowing from First Guaranty Bank, reducing the average rate paid on other borrowings in 2013 by 8 basis points from the 4.43% average rate paid in 2012.

Premier also maintains lines of credit with both First Guaranty Bank ($3.0 million) and Bankers’ Bank ($5.0 million) for unforeseen funding needs that may occur.   The lines of credit are secured and covered by each lender’s Commercial Pledge Agreements, respectively.  Premier did not draw on these lines of credit in 2012 or 2013.  However, in 2014, Premier borrowed $1.0 million in November 2014 on the line of credit with First Guaranty Bank to facilitate the redemption of the final $5.0 million of the Company’s Series A Preferred Stock.  The $1.0 million borrowing was repaid in December 2014.  For more information on other borrowings, see Note 11 to the consolidated financial statements.

On May 13, 2010, Premier entered into a six-year data processing agreement with Fidelity Information Systems (“FIS”).  The agreement covers Premier’s core data processing, item processing, internet banking services, network services, customer authentication services and electronic funds transfer services and began in November 2011 upon the expiration of Premier’s contracts with its previous providers.  Premier and FIS scheduled individual bank conversions beginning in May 2011 and continued throughout the third quarter of 2011.  Based upon the average billings for services rendered during the last three months of 2014, the estimated payments to FIS for these services under existing contracts will be approximately $2.9 million per year beginning in 2015. Actual results may vary depending upon the number and type of accounts actually processed and future customer activity including additional customers via acquisitions.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2014

The Washington Division main office and branch locations of Premier Bank in and around the Washington DC metro area are all leased under various non-cancelable operating leases. These non-cancelable operating leases are subject to renewal options under various terms. Some leases provide for periodic rate adjustments based on cost-of-living index changes.  The leases have terms ranging from 2015 through 2018  Future minimum payments under the operating leases are included in the table below.

PAYMENTS DUE ON CONTRACTUAL OBLIGATIONS
December 31, 2014
(Dollars in thousands)

	Total	Less than one year	1-3 years	3-5 years	More than five years

Other borrowed funds	$11,722	$2,193	$4,615	$4,324	$590
Operating lease obligations	4,672	944	1,807	716	1,205
Data and item processing contracts*	8,019	2,916	5,103	-	-
Total	$24,413	$6,053	$11,525	$5,040	$1,795

* Data and item processing contractual obligations are estimated using the average billing for the last three months of 2014.

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

The earnings simulation model uses assumptions, maturity patterns, and reinvestment rates provided by Premier and forecasts the effect of instantaneous movements in interest rates from 100 (1.00%) and 400 (4.00%) basis points, but never below zero.  The most recent earnings simulation model using the most likely interest rate forecast projects that net interest income would increase by approximately 1.8% over the projected stable rate net interest income if interest rates rise by 100 basis points over the next year. Conversely, the simulation projects an approximate 2.2% decrease in net interest income if interest rates fall by 100 basis points over the next year. Within the same time frame, but assuming a 200 basis point movement in interest rates, the simulation projects that net interest income would increase by 4.1% over the projected stable rate net interest income in a rising rate scenario and would decrease by 3.7% in a falling rate scenario.  Under both the 100 and 200 basis point simulations, the percentage changes in net interest income are within Premier's ALCO guidelines.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2014

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

The following table presents summary information about the simulation model's interest rate risk measures and results.

	Year-end 2014	Year-end 2013	ALCO Guidelines

Projected 1-year net interest income
-100 bp change vs. base rate	-2.2%	-1.5%	5%
+100 bp change vs. base rate	1.8%	1.6%	5%
Projected 1-year net interest income
-200 bp change vs. base rate	-3.7%	-2.6%	10%
+200 bp change vs. base rate	4.1%	3.8%	10%

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

Premier generated $18.5 million of cash from operations in 2014, which compares to $16.5 million in 2013 and $17.2 million in 2012.  Total cash from operations along with proceeds from the sale and maturity of securities and the repayment of loans were used to purchase securities, satisfy deposit withdrawals, fund new loans and reduce outstanding debt during all three years.  In 2012, Premier used $14.4 million of cash in its investing activities primarily to fund new loans and purchase securities, activities that were partially offset by cash proceeds from the sale of OREO and cash received from the maturity and sale of securities.  In 2013, $17.1 million of additional cash was generated from investing activities, as proceeds from the

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2014

maturities, calls and sales of investment securities plus the proceeds from the sale of OREO exceeded funds used for new investment purchases, the funding of new loans, purchases of premises and equipment and improvements to OREO properties.  In 2014, $28.0 million of additional cash was generated from investing activities, primarily due to the $41.0 million of cash and cash equivalents received as a result of the purchase of Gassaway, net of the $20.3 million purchase price.  The remaining net $13.0 million of cash used in investing activities was used primarily to fund new loans, purchase securities, and purchase premises and equipment.  These activities were partially offset by cash proceeds from the sale of OREO and cash received from maturities, calls and sales of investment securities.

In 2014, Premier used the $18.5 million of cash from operations, the $28.0 million of additional cash generated from investing activities, $4.3 million received from increases in repurchase agreements and $731,000 received from the exercise of employee stock options to satisfy $33.0 million of deposit withdrawals, pay $2.4 million in principal on other borrowings, pay $4.9 million of common stock dividends, and pay $553,000 of preferred stock dividends.  Also in 2014, Premier redeemed the final 12,000 shares of its Series A Preferred Stock at the face value of $1,000 per share.  The net result of all activity in 2014 was to reduce cash and cash equivalents by $1.4 million.  In 2013, Premier used the $16.5 million of cash from operations and the $17.1 million of additional cash generated from investing activities to satisfy $6.5 million of deposit withdrawals, $14.8 million in decreases in repurchase agreements, pay $2.2 million in principal on other borrowings, pay $3.5 million of common stock dividends, and pay $600,000 of preferred stock dividends.  Also in 2013, Premier received $571,000 from the exercise of employee stock options and retained $6.5 million of net cash generated from all activities.  In 2012, Premier used a portion of its cash and cash equivalents held at the end of 2011 to repay its $10.0 million of FHLB advances at maturity.  A portion of the funds used to repay the FHLB advances at maturity came from an increase in deposit balances and an increase in customer repurchase agreements during the year.  Also in 2012, Premier used funds to make $2.1 million of principal payments on other borrowings, pay $1.7 million of common stock dividends, and pay $984,000 of preferred stock dividends.  Finally, during 2012, Premier repurchased 10,252 shares of its Series A Preferred Stock during a dutch auction conducted by the U.S. Treasury in July 2012.  The shares were repurchased for $9.2 million, a discount to the face value, preserving over $1.0 million of cash and $905,000 of capital at the Company.

At December 31, 2014, the parent company had $4.1 million in cash held with its subsidiary banks.  This balance, along with cash dividends expected to be received from its subsidiaries, is sufficient to cover the operating costs of the parent, service its existing debt and pay dividends to common shareholders.  During 2014, the parent company generated $13.5 million of cash from operations, received $947,000 from the sales of other real estate owned, and received $731,000 from the exercise of employee stock options.  The proceeds were used to pay $2.4 million in principal payments on long-term borrowings, fund $553,000 of dividends paid on the Series A Preferred Stock, fund $4.9 million of dividends paid to common shareholders, and make additional fixed asset purchases.  Also in 2014, the parent company redeemed the final 12,000 shares of its Series A Preferred Stock at the face value of $1,000 per share.  During 2013, the parent company generated $8.5 million of cash from operations and received $571,000

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2014

from the exercise of employee stock options.  The proceeds were used to pay $2.2 million in principal payments on long-term borrowings, fund $600,000 of dividends paid on the Series A Preferred Stock, fund $3.5 million of dividends paid to common shareholders, and make additional fixed asset purchases.  During 2012, the parent company generated $12.3 million of cash from operations and received $192,000 from the exercise of employee stock options.  The proceeds were used to pay $2.1 million in principal payments on long-term borrowings, fund $984,000 of dividends paid on the Series A Preferred Stock, fund $1.7 million of dividends paid to common shareholders, and make additional fixed asset purchases.  The parent company also used $9.2 million to repurchase 10,252 shares of its Series A Preferred Stock during a dutch auction conducted by the U.S. Treasury in July 2012.  The shares were repurchased at a discount to the face value, preserving over $1.0 of cash and $905,000 of capital at the parent company.  Additional information on parent company cash flows and financial statements is contained in Note 21 to the consolidated financial statements.

Capital Resources

Premier’s consolidated average equity-to-asset ratio decreased to 12.29% during 2014, a decrease from the 13.21% ratio during 2013 and the 12.94% average equity-to-asset ratio in 2012.  The ratios for all three years are considered adequate for a bank holding company of Premier’s size and complexity.  The decrease in 2014 was the result of the increase in average assets from the purchase of Gassaway without a corresponding increase in average equity.  The Bank of Gassaway was purchased for $20.3 million in cash and no equity was issued to complete the transaction.  Average equity did increase in 2014, primarily from the generation of $7.7 million of retained net income.  The redemption of the final $12.0 million of Premier’s Series A Preferred Stock occurred in two stages with $7.0 million redeemed on September 26, 2014 and the final $5.0 million redeemed on November 14, 2014.  As a result, the Series A Preferred Stock contributed approximately $9.4 million to average equity in 2014.  The increase in the average equity-to-asset ratio in 2013 was the result of an increase in average equity, primarily from the generation of $9.1 million of retained net income, combined with a decrease in average assets during 2013.  The increase in average common equity exceeded the decrease in average preferred equity resulting from the full year effect from the partial redemption of Premier’s Series A Preferred Stock that occurred during the third quarter of 2012.  Similarly, the increase in the average equity-to-asset ratio in 2012 over 2011 was the result of an increase in average equity, primarily from the generation of $7.6 million of retained net income, combined with a decrease in average assets during 2012.  The increase in average common equity exceeded the decrease in average preferred equity resulting from the partial redemption of Premier’s Series A Preferred Stock that occurred during the third quarter of 2012.

The Federal Reserve's risk-based capital guidelines and leverage ratio measure the capital adequacy of banking institutions. The risk-based capital guidelines weight balance sheet assets and off-balance sheet commitments by prescribed factors relative to credit risk, thus eliminating disincentives for holding low risk assets and requiring more capital for holding higher risk assets.  At year-end 2014, Premier capital to risk adjusted asset ratio was 14.6%, compared to 18.2% at December 31, 2013

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2014

and 17.4% at December 31, 2012.  All three of these ratios are well above the minimum level of 8.0% prescribed for bank holding companies of Premier’s size.  The capital to risk adjusted asset ratio decreased in 2014 as a result of the reduction in capital from the redemption of the final $12.0 million of Premier’s Series A Preferred Stock and as a result of the additional risk adjusted assets from the purchase of Gassaway.  The 18.2% capital to risk adjusted asset ratio at December 31, 2013 was a considerably strong ratio which afforded Premier the opportunity to not only purchase Gassaway but also redeem the final 12,000 shares of its Series A Preferred Stock before the stated dividend rate increased from 5.00% to 9.00% on November 15, 2014.  The resulting 14.6% capital to risk adjusted asset ratio at December 31, 2014 is still above the minimum 8.0% prescribed for bank holding companies of Premier’s size.

The leverage ratio is a measure of total tangible equity to total tangible assets, net of any related deferred taxes as permitted.  Premier’s leverage ratio at December 31, 2014 was 9.1%, compared to 11.0% at December 31, 2013 and 10.0% at December 31, 2012.  All three of these ratios are above the 4.0% to 5.0% ratios recommended by the Federal Reserve.  The leverage ratio decreased at December 31, 2014, again largely due to the decrease in capital from redemption of the final $12.0 million of Premier’s Series A Preferred Stock, combined with an increase in tangible assets from the purchase of Gassaway.  The leverage ratio increased at December 31, 2013 largely due to a $10.1 million, or 9.2%, increase in qualifying capital for regulatory purposes versus a 0.5% decrease in qualifying average assets.  Similarly, the increase in qualifying capital for regulatory purposes boosted Premier’s capital to risk adjusted asset ratio at December 31, 2013, overcoming a 4.2% increase in Premier’s risk adjusted assets since December 31, 2012.  The leverage ratio remained unchanged at December 31, 2012 from December 31, 2011, due to the very small change in total assets and total stockholders’ equity since year-end 2011.  While preferred stockholders’ equity decreased in 2012 due to the redemption of 10,252 shares of Premier’s Series A Preferred Stock, this equity was replaced by Premier’s earnings performance in 2012, net of any dividends paid to common and preferred stockholders.  Similarly, Premier’s capital to risk adjusted assets ratio changed little in 2012, increasing to 17.4% at December 31, 2012 from 17.2% at December 31, 2011, as total stockholders’ equity changed very little from year-end 2011.  The increase in the ratio was largely due to a decrease in Premier’s risk adjusted assets at December 31, 2012.  Premier's capital ratios are the direct result of management's desire to maintain a strong capital position.  This strong capital position tends to have a dampening effect on the key performance ratio Return on Average Equity (ROE) due to the higher level of capital maintained.  Additional information on Premier's capital ratios and the capital ratios of its banks may be found in Note 20 to the consolidated financial statements.

Beginning on January 1, 2015, the standard for minimum regulatory Tier I risk-based capital ratio the Affiliate Banks must maintain in order to be considered well capitalized under the regulatory framework for prompt corrective action increased from 6.00% to 8.00%.  As shown in the table in Note 20 to the consolidated financial statements regarding stockholders’ equity, the Tier I risk-based capital ratios of the Affiliate Banks at December 31, 2014 already exceeded the new standard.  Also beginning on January 1, 2015, a new measure of capital adequacy has been added for the Affiliate Banks to be considered well capitalized.  The Common Equity Tier 1 Risk-based Capital Ratio, or CET1 Ratio, restricts the capital to be

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2014

included in the ratio to common shareholders’ equity and requires a minimum ratio of 6.50% of risk-weighted assets for a bank to be considered well capitalized under the regulatory framework for prompt corrective action.  The regulatory Tier 1 capital of both Premier and the Affiliate Banks are already 100% common shareholders’ equity and therefore management does not anticipate any adverse impact from the implementation of the new capital ratio.

Beginning on January 1, 2016 an additional capital conservation buffer will be added to the minimum regulatory capital ratios under the regulatory framework for prompt corrective action.  The capital conservation buffer will be measured as a percentage of risk weighted assets and will be phased-in over a four year period from 2016 thru 2019.  When fully implemented, the capital conservation buffer will be 2.50% of risk weighted assets over and above the regulatory minimum capital ratios for Tier 1 Capital to risk weighted assets, Total Capital to risk weighted assets and Common Equity Tier 1 Capital (CET1) to risk weighted assets.  The consequences of not meeting the capital conservation buffer thresholds include restrictions on the payment of dividends, restrictions on the payment of discretionary bonuses, and restrictions on the repurchasing of common shares by the Company.  As shown in the table in Note 20 to the consolidated financial statements regarding stockholders’ equity, the capital ratios of the Affiliate Banks and the Company already exceed the new minimum capital ratios plus the fully phased-in 2.50% capital buffer requiring a Tier 1 Capital to risk weighted assets ratio of at least 8.50% and a Total Capital to risk weighted assets ratio of at least 10.50%.  At this time, since the Company and the Affiliate Banks have no sources of Tier 1 Capital other than their common shareholders’ equity, their actual CET1 Capital to risk weighted asset ratio should mirror the Tier 1 Capital to risk weighted asset ratio, which has a higher minimum plus capital buffer threshold than the CET1 Capital to risk weighted asset ratio.

Additional information on the capital position of Premier is included in the following table.

SELECTED CAPITAL INFORMATION
(Dollars in thousands)
	As of December 31
	2014	2013	Change

Stockholders’ Equity	$145,782	$146,940	$(1,158)
Disallowed amounts of goodwill and other intangibles	(32,202)	(27,693)	(4,509)
Unrealized (gain) loss on securities available for sale	(1,495)	625	(2,120)
Tier I capital	$112,085	$119,872	$(7,787)

Tier II capital adjustments
Allowable amount of the allowance for loan losses	10,347	8,884
Total capital	$122,432	$128,756

Total risk-weighted assets	$840,580	$708,565

Ratios
Tier I capital to risk-weighted assets	13.33%	16.92%
Total capital to risk-weighted assets	14.57%	18.17%
Leverage	9.09%	11.02%

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2014

The primary source of funds for dividends paid by Premier is the dividends received from its subsidiary banks. Banking regulations limit the amount of dividends that may be paid without prior approval of the regulatory agencies. Under these regulations, the amount of dividends that may be paid without prior approval in any calendar year is limited to the current year's net profits, as defined, combined with the retained net profits of the preceding two years, subject to regulatory capital requirements and additional restrictions more fully described in Note 20 to the consolidated financial statements.  During 2015, the Affiliate Banks could, without prior approval, declare and pay to Premier dividends of approximately $5.5 million plus any 2015 net profits retained through the date of declaration.

Prior to the final full redemption on November 15, 2014 of Premier’s Series A Preferred Shares, the dividend rights of holders of Premier’s common shares were also qualified and subject to the dividend rights of holders of Premier’s Series A Preferred Shares.  As long as the Series A Preferred Shares remained outstanding, unless all accrued and unpaid dividends for all past dividend periods on the Series A Preferred Shares were fully paid, Premier was not permitted to declare or pay dividends on any Common Shares, any junior preferred shares or, generally, any preferred shares ranking pari passu with the Series A Preferred Shares (other than in the case of pari passu preferred shares, dividends on a pro rata basis with the Series A Preferred Shares), nor was Premier permitted to repurchase or redeem any Common Shares or preferred shares other than the Series A Preferred Shares.  As of November 15, 2014, all of the Series A Preferred Shares have been redeemed by Premier.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2014

INCOME STATEMENT ANALYSIS
Net Interest Income

Net interest income, the amount by which interest generated from earning assets exceeds the expense associated with funding those assets, is Premier’s most significant component of earnings.  Net interest income on a fully tax-equivalent basis was $48.7 million in 2014, up 10.8% from the $43.9 million earned in 2013, which follows a 0.8% decrease in 2013 from 2012.  When net interest income is presented on a fully tax-equivalent basis, interest income from tax-exempt earning assets is increased by the amount equivalent to the federal income taxes which would have been paid if this income were taxable at the statutory federal tax rate of 34% for companies of Premier's size.  The increase in net interest income in 2014 is primarily the result of the combined increase in interest income on loans and investments complemented by a decrease in interest expense on deposits and borrowings, driven largely by the purchase of Gassaway on April 4, 2014.  The operations of Gassaway are only included in the financial results of Premier after the acquisition date and therefore led to significant increases in 2014 income statement items when compared to 2013.

As shown in the Rate Volume Analysis table below, in 2014, interest income on loans increased primarily as a result of a higher average volume of loans outstanding in 2014 resulting largely from the purchase of Gassaway, but also due to internal loan growth as discussed previously.  The increase was partially offset by a decrease in the average yield earned on loans compared to the yield earned during 2013.  The net result was a $4.8 million increase in interest income on loans when compared to 2013, of which $4.4 million can be attributed to loans acquired from the purchase of Gassaway.  Interest income on investments decreased in 2014, primarily as a result of a decrease in the average yield earned on the portfolio of securities in 2014.  Also contributing to the decrease in interest income earned on investment in 2014 was a decrease in the average volume of investments outstanding.  The purchase of Gassaway added approximately $28.7 million of average investments in 2014.  However, the overall average investments outstanding during the year decreased due to regular principal paydowns on mortgage backed securities as well as a limited amount of sales and calls of securities during the year.  The combined result was a $506,000 decrease in interest income on investments when compared to 2013.  Also, as shown in the table below, interest expense on deposits decreased in total by $350,000 in 2014, largely due to interest expense savings on certificates of deposit.  The $350,000 decrease includes $251,000 of additional interest expense on deposits from the purchase of Gassaway.  Excluding the interest on the deposits from the purchase of Gassaway, interest expense would have decreased by $601,000, or 14.7%, from 2013.  Interest expense increased by $164,000 as a result of a higher average volume of certificates of deposit in 2014 which was largely due to the volume of certificates of deposits from the purchase of Gassaway.  However, interest expense decreased by $598,000 due to a lower overall average rate paid on those deposits in 2014.  Interest expense on NOW and money market accounts as well as savings accounts increased by $84,000 in total largely due to a higher volume of both NOW and money market deposits as well as savings account deposits.  The increase in these average

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2014

balances was mainly due to the deposits assumed from purchase of Gassaway.  Premier also realized $3,000 of interest expense savings on its short-term borrowings, largely due to lower average balance on these borrowings during 2014.  Lastly, Premier realized $86,000 of interest expense savings on other borrowed funds, largely due to principal reductions during the year.  The combined effect of the increase in interest income and the decrease in interest expenses was to increase fully tax-equivalent net interest income by $4.8 million in 2014.

Net interest income in 2013 decreased as the decrease in interest earned on loans and investments exceeded the interest expense saved on deposits and borrowings.  As shown in the Rate Volume Analysis table below, in 2013, interest income on loans decreased primarily as a result of a decrease in the average yield earned on loans compared to the yield earned during 2012.  This decrease was partially offset by an increase in interest income on loans due to a higher average volume of loans outstanding in 2013.  The net result was a $935,000 decrease in interest income on loans when compared to 2012.  Interest income on investments also decreased in 2013, primarily as a result of a decrease in the average volume of investments outstanding in 2013.  Also contributing to the decrease in interest income earned on investment in 2013 was the decrease in the average yield earned on the portfolio of securities.  The combined result was a $1.1 million decrease in interest income on investments when compared to 2012.  Also, as shown in the table below, interest expense on deposits decreased in total by $1.5 million in 2013, largely due to interest expense savings on certificates of deposit.  Interest expense decreased by $362,000 as a result of a lower average volume of certificates of deposit in 2013.  Interest expense also decreased by $930,000 due to a lower overall rate paid on those deposits in 2013.  Interest expense on NOW and money market accounts as well as savings accounts decreased by $173,000 in total as interest savings from lower rates paid on those transaction based deposits more than offset an increase in interest expense resulting from a higher volume of both NOW and money market deposits as well as savings account deposits.  Premier also realized $51,000 of interest expense savings on its short-term borrowings, largely due to lower rates paid on these borrowings but also due to a lower average balance during 2013.  Premier realized $104,000 of interest expense savings on other borrowed funds, largely due to principal reductions during the year, and $41,000 of interest expense savings of FHLB borrowings due to repaying the borrowings in full upon maturity in 2012.  The combined effect was to decrease fully tax-equivalent net interest income by $335,000 in 2013.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2014

RATE VOLUME ANALYSIS OF CHANGES IN NET INTEREST INCOME
(Dollars in thousands on a tax equivalent basis)
	2014 vs 2013			2013 vs 2012
	Increase (decrease) due to change in			Increase (decrease) due to change in
	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest income*:
Loans	$6,064	$(1,265)	$4,799	$2,035	$(2,970)	$(935)
Investment securities	(192)	(314)	(506)	(988)	(83)	(1,071)
Federal funds sold	2	2	4	(2)	4	2
Deposits with banks	29	(5)	24	(3)	11	8
Total interest income	$5,903	$(1,582)	$4,321	$1,042	$(3,038)	$(1,996)

Interest expense:
Deposits
NOW and money market	$50	$(4)	$46	$33	$(154)	$(121)
Savings	32	6	38	5	(57)	(52)
Certificates of deposit	164	(598)	(434)	(362)	(930)	(1,292)
Short-term borrowings	(3)	-	(3)	(22)	(29)	(51)
Other borrowings	(89)	3	(86)	(91)	(13)	(104)
Long-term FHLB borrowings	-	-	-	(21)	(20)	(41)
Total interest expense	$154	$(593)	$(439)	$(458)	$(1,203)	$(1,661)
Net interest income*	$5,749	$(989)	$4,760	$1,500	$(1,835)	$(335)

(*) Fully taxable equivalent using the rate of 34% Note – Changes to rate/volume are allocated to both rate and volume on a proportional dollar basis

While net interest income dollars increased in 2014, Premier’s net interest margin also increased as the rates paid on interest bearing liabilities decreased more than the decrease in the yield on earning assets.  In 2014, the average yield on Premier’s loan portfolio decreased 17 basis points to 5.74% from the 5.91% earned in 2013.  Likewise, the average yield earned on the investment portfolio in 2014 decreased by 13 basis points to 2.26%.  The net result on all earning assets was to decrease the average yield by 7 basis points to 4.65% in 2014, down from the 4.72% earned in 2013.  Similarly, in 2014 Premier decreased the average rate paid on its deposits by 10 basis points as market deposit rates continued to fall throughout the year.  The average rate paid on certificates of deposit decreased the most, at 17 basis points, while the average rate paid on savings accounts and the average rate paid on interest bearing transaction accounts remained the same.  Just as the rates Premier paid on interest bearing NOW and money market as well as savings deposit rates remained constant during 2014, the rates Premier paid on its short-term borrowings remained constant as well.  The average rate paid on Premier’s other borrowings increased slightly, by 2 basis points, mainly due to the additional borrowing assumed in the purchase of Gassaway.  The net result on all interest-bearing liabilities was to decrease the average rate paid by 10 basis points to 0.52% in 2014, down from the 0.62% paid in 2013.  As a result, Premier’s net interest spread increased by 3 basis points.  However, due to the larger volume of Premier’s interest earning assets when compared to its volume of interest bearing liabilities, the net interest margin increased by only 1 basis point to 4.27% in 2014, up from the 4.26% earned in 2013 and the 4.25% earned in 2012.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2014

While net interest income dollars decreased in 2013, Premier’s net interest margin increased as the rates paid on interest bearing liabilities decreased more than the decrease in the yield on earning assets.  In 2013, the average yield on Premier’s loan portfolio decreased 42 basis points to 5.91% from the 6.33% earned in 2012.  Likewise, the average yield earned on the investment portfolio in 2013 decreased by 3 basis points to 2.39%.  The net result on all earning assets was to decrease the average yield by 14 basis points to 4.72% in 2013, down from the 4.86% earned in 2012.  Similarly, in 2013 Premier decreased the average rate paid on its deposits by 18 basis points as market deposit rates continued to fall throughout the year.  The average rate paid on certificates of deposit decreased the most, at 27 basis points, while the average rate paid on savings accounts decreased by 4 basis points and the average rate paid on interest bearing transaction accounts decreased by 6 basis points.  Just as deposit rates fell during 2013, the rates Premier paid on its short-term borrowings also fell.  Premier was able to lower the rates paid on its short-term borrowings, primarily customer based repurchase agreements, by 17 basis points to 0.25%.  The average rate paid on Premier’s other borrowings decreased slightly, by 8 basis points, as the Company made greater principal payments on its higher cost borrowing from Bankers’ Bank than the principal payments made on its lower cost borrowing from First Guaranty Bank.  The net result on all interest-bearing liabilities was to decrease the average rate paid by 20 basis points to 0.62% in 2013, down from the 0.82% paid in 2012.  As a result, Premier’s net interest spread increased by 6 basis points.  However, due to the larger volume of Premier’s interest earning assets when compared to its volume of interest bearing liabilities, the net interest margin increased by only 1 basis point to 4.26% in 2013, up from the 4.25% earned in 2012.  Further discussion of interest income is included in the section of this report entitled "Balance Sheet Analysis."

Non-interest Income and Expense

Non-interest income has been and will continue to be an important factor for improving profitability.  Recognizing this importance, management continues to evaluate areas where non-interest income can be enhanced.  Nevertheless, key sources of Premier’s non-interest income can be diminished, in part, due to increased government regulations making the selling of fixed rate mortgages in the secondary market more difficult, limiting the number of overdraft charges that can be assessed on a customer’s account on a given day and limiting the percentage of fees that can be earned on debit card transactions.  Expanding the deposit customer base via acquisitions, opening new branches and/or adding additional customer value to deposit based products and services are ways management can counter decreases in non-interest income from increased government regulation.

As shown in the table of Non-interest Income and Expense below, total fees and other income increased by $582,000, or 9.2%, in 2014.  The increase was mainly due to additional non-interest income from the operations of the five branches acquired in the purchase of Gassaway.  In 2014, service charges on deposit accounts increased by $219,000, or 6.5%, due to a $339,000 increase in service charges from the Gassaway branches.  This increase more than offset a $120,000, or 3.6%, decrease in service charges at Premier’s other locations largely due to lower

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2014

revenue from consumer and business overdraft charges.  Management believes that the downturn in the economy caused customers to more closely manage their deposit funds in an effort to find ways to save money and thus reduced their number of overdrafts.  Electronic banking income, which consists of debit and credit card transaction fees, ATM fees and internet banking fees, increased $419,000, or 20.8%, in 2014, largely due to a $314,000 increase in electronic banking income from the operations of the Gassaway locations.  Otherwise electronic banking income increased $105,000, or 5.2%, when compared to 2013.  Premier continues to experience an increase in the number of customers who conduct their banking and purchasing electronically, primarily via the use of debit and ATM cards.  Revenue from these activities increased in 2014 as an increase in revenue from debit card transactions was partially offset by a decrease in ATM usage fees.  Secondary market mortgage income (commissions and fees earned from originating and selling mortgage loans to third parties in the secondary market) decreased by $57,000, or 22.3%, in 2014 compared to 2013.  The secondary market mortgage income in 2014, 2013, and 2012 reflects an industry in extreme change.  Many mortgage loan purchasers ceased buying new mortgages in 2009 or went out of business completely.  The federal government, via government sponsored agencies, began buying the surplus in available secondary market mortgages but significantly increased the required documentation from home buyers, thus complicating the process in comparison to years past.  The perceived difficultly from the home buyer’s perspective has had a negative impact on Premier’s secondary market business. Other non-interest income remained relatively unchanged in 2014, as increases in other non-interest income from the Gassaway operations primarily offset decreases from Premier’s other operations.  Decreases in research fees, letter of credit fees and loan extension and other miscellaneous fees unrelated to the origination of loans earned were substantially offset by increases in wire transfer fees, checkbook sales and safe deposit box income.

In 2013, total fees and other income decreased by $202,000, or 3.1%.  The decrease in 2013 was largely due to decreases in service charges on deposit account and secondary market mortgage income partially offset by an increase in other non-interest income.  In 2013, service charges on deposit accounts decreased by $186,000, or 5.3%, due to lower revenue from monthly account charges on consumer checking accounts as well as lower overall revenue from consumer overdraft charges.  In 2013, service charge revenue from monthly account charges on business accounts and business overdraft charges both decreased.  Secondary market mortgage income (commissions and fees earned from originating and selling mortgage loans to third parties in the secondary market) decreased by $55,000, or 17.7%, in 2013 compared to 2012.  The secondary market mortgage income in 2013, and 2012 was affected by the market factors discuss above for 2014.  In the second half of 2012, Premier experienced a stabilization of requirements for customers to qualify for mortgages that are eligible for sale in the secondary market and an increase in customer demand for refinancing existing mortgage loans during the first quarter of 2013 compared to 2012.  However, due to a fourth quarter 2012 surge in income from the sale of mortgages in the secondary market, total revenue in 2013 decreased in comparison to 2012.  Electronic banking income, which consists of debit and credit card transaction fees, ATM fees and internet banking fees, remained unchanged in 2013 when compared to 2012.  While Premier continues to experience an increase in the number of customers who conduct their banking and purchasing electronically, primarily via the use of

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2014

debit and ATM cards, revenue from these activities stabilized in 2013 as an increase in revenue from debit card transactions was substantially offset by a decrease in ATM usage fees.  Other non-interest income increased by $38,000, or 5.9%, in 2013, as decreases in wire transfer fees and check cashing fees, credit life commissions, and letter of credit fees earned were more than offset by an increase in loan extension and other miscellaneous fees unrelated to the origination of loans.

In 2014, Premier realized $29,000 in gains on the sales of investment securities compared to $1,413,000 in gains on the sales and calls of investment securities realized in 2013.  The modest gains realized in 2014 were largely the result of the sale of securities to provide additional funding in 2014 as part of Premier’s liquidity and interest rate risk management programs.  In 2013, Premier realized $1,413,000 in gains on the sales and calls of investment securities compared to $545,000 in gains on the call of investment securities realized in 2012.  In the fourth quarter of 2013, Premier sold its remaining investment in high-yielding, long-term corporate securities and realized a gain of approximately $1.2 million.  These corporate securities had significant negative market value adjustments at the time Premier acquired them via the purchase of Abigail Adams in 2009.  Management sold the investments in an effort to maximize the company’s return on the investments as the market value had substantially increased since 2009.  Earlier in 2013, Premier realized gains on other corporate investment securities that were called at par.  Similar to the securities sold in the fourth quarter, these corporate investment securities also had significant negative market value adjustments at the time Premier acquired them via the purchase of Abigail Adams in 2009.  As a result of the fourth quarter 2013 sale, Premier no longer owns any corporate issued investments in its portfolio.  In 2012, Premier realized $545,000 in gains on the calls of investment securities.  Similar to 2013, in 2012, two high-yielding, long-term corporate securities that had significant negative market value adjustments at the time Premier acquired them via the purchase of Abigail Adams were called at par value during 2012, resulting in the $545,000 investment security gains.  Premier did not execute any sales of investment securities in 2012.  Also in 2012, Premier realized a $2,463,000 gain on the sale of a non-accrual loan to a third-party.  The gain resulted primarily from purchase discounts applied to the loan at the time it was acquired via the purchase of Abigail Adams.  Transactions such as these are unusual and infrequent.  As such, management excludes this kind of revenue from its discussion of net overhead elsewhere in this report.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2014

The following table is a summary of non-interest income and expense for each of the years in the three-year period ending December 31, 2014.

NON-INTEREST INCOME AND EXPENSE
(Dollars in thousands)
				Increase (Decrease) Over Prior Year
				2014		2013
	2014	2013	2012	Amount	Percent	Amount	Percent
Non-interest income:
Service charges on deposit accounts	$3,576	$3,357	$3,543	$219	6.52	$(186)	(5.25)
Electronic banking income	2,437	2,018	2,017	419	20.76	1	0.05
Secondary market mortgage income	199	256	311	(57)	(22.27)	(55)	(17.68)
Other	689	688	650	1	0.15	38	5.85
Total fees and other income	$6,901	$6,319	$6,521	582	9.21	(202)	(3.10)
Gain on sale of note	0	0	2,463	0		(2,463)
Investment securities gains	29	1,413	545	(1,384)		868
Total non-interest income	$6,930	$7,732	$9,529	$(802)	(10.37)	$(1,797)	(18.86)

Non-interest expense:
Salaries and wages	$13,762	$12,212	$12,394	$1,550	12.69	$(182)	(1.47)
Employee benefits	4,309	2,834	2,728	1,475	52.05	106	3.89
Total staff costs	18,071	15,046	15,122	3,025	20.11	(76)	(0.50)
Occupancy and equipment	5,013	4,338	4,553	675	15.56	(215)	(4.72)
Outside data processing	4,057	3,372	3,379	685	20.31	(7)	(0.21)
Professional fees	762	900	1,181	(138)	(15.33)	(281)	(23.79)
Taxes, other than payroll, property and income	573	686	667	(113)	(16.47)	19	2.85
Amortization of intangibles	818	600	672	218	36.33	(72)	(10.71)
OREO gains, losses and expenses, net	158	1,853	2,514	(1,695)	(91.47)	(661)	(26.29)
Loan collection expenses	312	413	1,182	(101)	(24.46)	(769)	(65.06)
FDIC insurance	928	835	809	93	11.14	26	3.21
Other expenses	3,798	3,126	3,193	672	21.50	(67)	(2.10)
Total non-interest expenses	$34,490	$31,169	$33,272	$3,321	10.65	$(2,103)	(6.32)

Just as management continues to evaluate areas where non-interest income can be enhanced, it strives to find ways to improve the efficiency of its operations and utilize the economies of scale of the consolidated entity to reduce its operating costs.  Sometimes the expenses associated with acquisitions, as well as the inefficiency of the operations of acquired organizations, cloud these goals.  Premier’s 2014 net overhead ratio, or non-interest expense less non-interest income excluding securities transactions and other similar non-operating transactions to average earning assets, was 2.42%, up only slightly from the 2.41% realized in 2013 but a decrease from the 2.56% realized in 2012.  The actual dollars of net overhead increased by $2.7 million, or 11.0%, in 2014, largely due to the inclusion of the operations of Gassaway.  However, the corresponding 10.5% increase in average earning assets, also largely due to the assets acquired from the purchase of Gassaway, resulted in only a slight increase in

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2014

the net overhead ratio.  In 2013, the actual dollars of net overhead decreased by $1.9 million, or 7.1%, while average earning assets decreased by only 1.1%, resulting in the decrease in the net overhead ratio from 2012.  The decrease in net overhead expense in 2013 was largely due to reductions in costs associated with non-performing assets, such as collection costs and OREO expenses, as well as lower professional fees and occupancy and equipment costs.  For the year 2014, net overhead was $27.6 million compared to $24.9 million in 2013 and $26.8 million in 2012.

Total non-interest expense in 2014 increased by $3,321,000, or 10.7%, from 2013 largely due to increased staff and benefit costs, occupancy and equipment costs, data processing, FDIC expense, and the amortization of intangible assets.  The increase in non-interest expenses were partially offset by reductions in professional fees, taxes not on income, loan collection expenses, and OREO expenses.  In 2013, non-interest expense decreased by $2,103,000, or 6.3%, from 2012 largely due to reductions in loan collection expenses, OREO expenses, professional fees and occupancy and equipment costs.

Staff costs increased by $3,025,000, or 20.1%, in 2014 versus 2013 mainly due to the inclusion of the employees from Gassaway, an increase in employee benefit costs and normal salary and wage increases.  Employee benefit costs increased by $1,475,000, or 52.1%, in 2014 as an increase in medical insurance benefit costs were partially offset by lower employer payroll taxes and retirement benefit costs.  While management has taken steps to help reduce future medical insurance benefit costs, medical insurance benefit costs could continue to increase until the national medical insurance industry stabilizes after the implementation of new government regulations. In 2013, staff costs decreased by $76,000, or 0.5%, versus 2012.  Salaries and wages decreased by $182,000, or 1.5%, in 2013 as normal salary and wage increases were more than offset by the impact of staff reductions.  The costs of employee benefits increased by $106,000, or 3.9%, in 2013 as an increase in medical insurance benefit costs were partially offset by lower employer payroll taxes and retirement benefit costs.

Occupancy and equipment expenses in total increased by $675,000, or 15.6%, in 2014 compared to 2013.  Facility costs were $230,000 higher in 2014, largely due to the increase in the number of branches as a result of the purchase of Gassaway, partially offset by lower building rent expense due to the relocation of branches in the DC Metro area and lower real estate tax expense.  Equipment expense increased by $445,000 in 2014 compared to 2013, largely due to higher equipment depreciation expense, information technology depreciation expense, and equipment and information technology maintenance partially resulting from the operations of Gassaway.  In 2013, occupancy and equipment expenses in total decreased by $215,000, or 4.7%, compared to 2012.  Facility costs were $102,000 lower in 2013, largely due to lower leasehold improvement depreciation and lower real estate taxes.  Equipment expense decreased by $145,000 in 2013 compared to 2012, largely due to lower equipment depreciation expense and lower expenditures on software subscriptions.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2014

Outside data processing expense increased $685,000, or 20.3%, in 2014 versus 2013, largely due to increased costs related to the operations of Gassaway plus additional cost related to new product offerings such as mobile banking.  In 2013, outside data processing expense remained relatively unchanged versus 2012, decreasing by only $7,000 or 0.2% as higher data processing charges, internet banking charges and expenses for communications and data lines were offset by lower item processing charges, statement rendering costs, telephone banking charges and ATM processing expenses

Professional fees decreased by $138,000, or 15.3%, in 2014 versus 2013, largely due to higher legal fees in 2013 related to lawsuits that were settled in 2013, a decrease in audit and accounting fees and a decrease in fees from consultant services.  In 2013, professional fees decreased by $281,000, or 23.8%, versus 2012, largely due to higher legal fees in 2012 related to lawsuits that were settled in 2012, a decrease in audit and accounting fees and a decrease in fees from consultant services.

Taxes not on income decreased by $113,000, or 16.5%, in 2014 versus 2013, largely due to lower state based franchise taxes, including the continued phase-out of West Virginia’s equity based franchise tax, partially offset by higher municipal taxes resulting from the Gassaway branches.  In 2013, taxes not on income increased by $19,000, or 2.8%, largely due to higher municipal based taxes.

Amortization of intangibles increased by $218,000, or 36.3%, in 2014 versus 2013.  The increase in 2014 is a result of the amortization of the core deposit intangible recorded as part of purchase of Gassaway.  In 2013, amortization of intangibles decreased by $72,000, or 10.7%, versus 2012 as Premier utilizes an accelerated method of amortizing its core deposit intangible assets which results in greater amortization expense in the years soon after an acquisition.

OREO gains, losses and expenses resulted in net expenses of $158,000 in 2014 versus $1,853,000 of net expenses in 2013, a $1,695,000, or 91.5% decrease in non-interest expense.  OREO expense represents the costs to operate, maintain and liquidate Other Real Estate acquired through foreclosure in satisfaction of unpaid loans.  In 2014, Premier realized $1,302,000 of gains on the sale of OREO, an increase of $1,236,000 from the $66,000 of gains realized in 2013.  Partially offsetting the gains realized in 2014, however, were $588,000 of write downs on OREO properties to estimated realizable values and $876,000 of net expenses to maintain those properties.  These values compare to $782,000 of write downs on OREO properties and $1,137,000 of net expenses to maintain those properties in 2013 which resulted in a total of $455,000 of expense savings in 2014.  In 2013, OREO gains, losses and expenses resulted in net expenses of $1,853,000 versus $2,514,000 of net expenses in 2012, a $661,000 decrease in non-interest expense.  In 2013, Premier realized $66,000 of gains on the sale of OREO, a decrease of $387,000 from the $453,000 of gains realized in 2012.  This $387,000 difference in gains is part of the $661,000 decrease in non-interest expense in 2013.  More than offsetting the gains realized in 2013, however, were $782,000 of write downs on OREO properties to estimated realizable values and $1,137,000 of net expenses to maintain those properties.  These values compare to $1,410,000 of write downs on OREO properties in 2012 and $1,556,000 of net expenses incurred to maintain the properties in 2012.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2014

Loan collection expenses decreased by $101,000, or 24.5%, in 2014 versus 2013, and decreased by $769,000, or 65.1%, in 2013 versus 2012..  Loan collection expenses include attorney fees and other costs associated directly to the collection of a loan, foreclosure on collateral, the immediate liquidation or auction of such collateral and other expenditures directly related to the collection of a loan.  These costs were significantly higher in 2012 as Premier aggressively pursued resolution efforts to reduce the number of non-performing loans it had obtained via the acquisition of Abigail Adams in 2009.

FDIC insurance expense increased by $93,000, or 11.1%, in 2014 versus 2013.  The increase in FDIC insurance expense is largely due to an increase in the FDIC assessment base as a result of the purchase of Gassaway.  In 2013, FDIC insurance expense increased by $26,000, or 3.1%, versus 2012.  The increase in FDIC insurance expense corresponds to an increase in the net assets of the Affiliate Banks that are the basis for the FDIC insurance premiums.

Other expenses totaled $3,798,000 in 2014, a $672,000, or 21.5%, increase from the $3,126,000 of other non-interest expenses recorded in 2013.  The increase in other expenses is largely the result of the inclusion of the operations of Gassaway in 2014.  Increases in other expenses in 2014 include higher advertising, both direct and indirect, postage and freight, stationary and supplies, losses and shortages, education and training, travel expenses, and correspondent bank charges.  The increase in expenditures on these items was partially offset by decreases in subsidiary director fees and expenses associated with shareholder relations.  In 2013, other expenses totaled $3,126,000, a $67,000, or 2.1%, decrease from the $3,193,000 of other non-interest expenses recorded in 2012.  Decreases in 2013 include lower courier and armored car expenditures, postage and freight, stationary and supplies expense, losses and shortages, education and training, travel expenses, correspondent bank charges, subsidiary director fees and insurance premiums.  The reduction in expenditures on these items was substantially offset by increases in advertising, both direct and indirect, and expenses associated with shareholder relations.

An analysis of the allowance for loan losses and related provision for loan losses is included in the Loan Portfolio section of the Balance Sheet Analysis of this report

Applicable Income Taxes

Premier recognized $7.2 million of income tax expense in 2014.  This amount compares to $7.4 million of income tax expense in 2013 and $5.7 million of income tax expense recorded in 2012.  Premier’s effective tax rate was 35.3% in 2014, down from the 35.9% reported in 2013 and the 35.5% reported in 2012.  In 2014, Premier’s effective tax rate decreased largely due to a slight decrease in earnings performance, higher realization of deferred tax benefits and higher level of tax exempt investment income which reduced the marginal federal income tax rate and amount of state based income taxes.  The level of Premier’s federal taxable income in 2014 resulted in a partial phase-in of the 35% maximum federal corporate income tax rate, up from the basic 34% federal corporate income tax rate.  In 2013, Premier’s effective tax rate was increased somewhat

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2014

by higher state income taxes related to Premier’s operations in Washington, DC and by the partial phase-in of the 35% maximum federal corporate income tax rate.  Also, in 2013 Premier’s level of tax exempt income declined as a percentage of income before taxes.  Additional information regarding income taxes is contained in Note 12 to the consolidated financial statements.

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

SUMMARY RESULTS OF OPERATIONS
FOURTH QUARTER 2014

Net income available to common shareholders for the three months ended December 31, 2014 totaled $3,166,000, a $360,000 or 10.2% decrease from the $3,526,000 of net income available to common shareholders reported for the fourth quarter of 2013.  On a per diluted share basis, Premier’s net income available to common shareholders for the fourth quarter of 2014 was 37 cents per share compared to 41 cents per share for the same quarter last year.  The decrease in net income and earnings per share in 2014 was primarily the result of increases in 2013 pretax income from $925,000 of negative provisions for loan losses and $1.193 million of gains from the sale of investments that did not repeat in 2014.  In comparison, Premier recorded $387,000 of provision expense in the fourth quarter of 2014 and a $1,000 gain on the sale of investments.  These two items alone account for a $2.504 million decrease in pretax income in the fourth quarter of 2014 compared to the same quarter of 2013.  Otherwise, Premier realized a $1.697 million increase in pretax income during the fourth quarter of 2014 as more fully described below.

Net interest income totaled $12,305,000 for the fourth quarter of 2014, an increase of $1,870,000, or 17.9%, over the net interest income earned in the same quarter of 2013, as a $1,844,000 million, or 16.0%, increase in interest income was complemented by a $26,000, or 2.3%, decrease in interest expense.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2014

Total interest income earned in the fourth quarter of 2014 increased when compared to the fourth quarter of 2013, largely due to a $1.888 million, or 18.7%, increase in interest income on loans, which more than offset a $42,000, or 3.0%, decrease in interest income on investments.  The increase in interest income on loans includes approximately $1.576 million of interest income on the loans acquired from the purchase of Gassaway.  Total interest expense in the fourth quarter of 2014 decreased when compared to the fourth quarter of 2013, largely due to a $11,000, or 1.2%, decrease in interest expense on deposits and a $16,000, or 10.5%, decrease in interest expense on other borrowings.  The decrease in interest expense on deposits includes approximately $78,000 of additional interest expense on the deposits acquired via the purchase of Gassaway.  Otherwise, interest expense on deposit would have decreased by $89,000, or 9.4%, in the fourth quarter of 2014 when compared to the same quarter of 2013.  During the quarter ending December 31, 2014, Premier recorded $387,000 of provision for loan losses expense compared to $925,000 of negative provision for loan losses during the same quarter of 2013.  The negative provision expense recorded in the fourth quarter of 2013 was due to the payoff of a loan previously classified as impaired and principal payments on other loans classified as impaired, all of which had lower specific allocations of the allowance for loan losses at year-end.  The provision expense in the fourth quarter of 2014 was largely to provide for an increase in credit risk as a result of internal loan growth, as loans outstanding increased by approximately $25.3 million, or 3.0% since September 30, 2014.

Non-interest income totaled $1,907,000 in the fourth quarter of 2014, an increase of $352,000, or 22.6%, from the $1,555,000 of non-interest income reported for the fourth quarter of 2013.  The increases in non-interest income include a $176,000, or 21.0%, increase in service charges on deposit accounts, a $123,000, or 23.8%, increase in electronic banking income and a $29,000, or 64.4%, increase in secondary market mortgage income.  A large portion of these increases are the result of the inclusion of the operations of the five branches acquired via the purchase of Gassaway on April 4, 2014.  Not included in non-interest income, but improving net income in the fourth quarter of 2013, Premier realized a $1,193,000 gain on the sale of investment securities.  This compares to a $1,000 gain on the sale of investment securities during the fourth quarter of 2014.

Non-interest expense totaled $8,919,000 in the fourth quarter of 2014, a $525,000, or 6.3%, increase over the $8,394,000 reported for the fourth quarter of 2013.  Increases in non-interest expenses include a $946,000, or 24.5%, increase in salary and benefit costs, an $186,000, or 17.2%, increase in occupancy and equipment expenses, a $219,000, or 25.4%, increase in data processing costs, and an $81,000, or 56.3%, increase in the amortization of intangible assets.  A large portion of the increase in these expenses is the result of the inclusion of the operations of the five branches from the purchase of Gassaway.  These increases were partially offset by a $995,000 decrease in OREO expenses and a $108,000 decrease in taxes not on income.  The decrease in OREO expenses is largely due to the recognition of gains on the sale of OREO properties in 2014 compared to higher carrying costs and writedowns of OREO values in 2013.

Additional quarterly financial data is provided in Note 22 to the consolidated financial statements.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2014

ADOPTION OF NEW ACCOUNTING STANDARDS

In February 2013, the FASB issued Accounting Standards Update 2013-02, Comprehensive Income (Topic 220) – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income The ASU amended existing guidance related to reporting amounts reclassified out of accumulated other comprehensive income. These amendments did not change the current requirements for reporting net income or other comprehensive income in financial statements but require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional details about those amounts.  The new guidance was effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements, but resulted in additional disclosures.

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
FORM 10-K
December 31, 2014

Item 8.  Financial Statements and Supplementary Data

The Company's Financial Statements and related Independent Auditors' Report are presented in the following pages. The financial statements filed in this Item 8 are as follows:

Report of Independent Registered Public Accounting Firm

Financial Statements:
Consolidated Balance Sheets - December 31, 2014 and 2013
Consolidated Statements of Income - Years Ended December 31, 2014, 2013, and 2012
Consolidated Statements of Comprehensive Income - Years Ended December 31, 2014, 2013, and 2012
Consolidated Statements of Changes in Stockholders' Equity – Years Ended December 31, 2014, 2013, and 2012
Consolidated Statements of Cash Flows - Years Ended December 31, 2014, 2013, and 2012
Notes to Consolidated Financial Statements

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2014

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the 1992 Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, we believe that, as of December 31, 2014, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm, Crowe Horwath LLP, has audited the consolidated financial statements included in this Annual Report on Form 10-K and has issued an attestation report on the Company’s internal control over financial reporting.  Their report is included on pages 96 and 97 of this report.

/s/ Robert W. Walker	/s/ Brien M. Chase
Robert W. Walker, President and	Brien M. Chase, Senior Vice President
Chief Executive Officer	and Chief Financial Officer

Date: March 16, 2015	Date: March 16, 2015

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2014

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

PREMIER FINANCIAL BANCORP, INC.

CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Premier Financial Bancorp, Inc.
Huntington, West Virginia

We have audited the accompanying consolidated balance sheets of Premier Financial Bancorp, Inc.  as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2014. We also have audited the Company's internal control over financial reporting as of December 31, 2014, based on the criteria established in the 1992 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Premier Financial Bancorp, Inc.  as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Premier Financial Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in the 1992 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Crowe Horwath LLP
                             Crowe Horwath LLP

Louisville, Kentucky
March 16, 2015

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2014 and 2013
(Dollars in Thousands, Except Per Share Data)

	2014	2013
ASSETS
Cash and due from banks	$35,147	$27,378
Interest bearing bank balances	35,251	36,606
Federal funds sold	4,986	12,777
Cash and cash equivalents	75,384	76,761
Securities available for sale	229,750	218,066
Loans held for sale	226	77
Loans	879,711	740,770
Allowance for loan losses	(10,347)	(11,027)
Net loans	869,364	729,743
Federal Home Loan Bank stock, at cost	2,996	4,183
Premises and equipment, net	21,384	17,798
Other real estate owned	12,208	13,524
Interest receivable	3,219	3,132
Goodwill	33,796	29,875
Other intangible assets	3,033	2,121
Deferred taxes	363	4,439
Other assets	1,101	460
Total assets	$1,252,824	$1,100,179

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Non-interest bearing	$252,828	$210,193
Time deposits, $250,000 and over	66,216	50,500
Other interest bearing	756,199	663,330
Total deposits	1,075,243	924,023
Securities sold under agreements to repurchase	15,580	11,319
Other borrowed funds	11,722	13,800
Interest payable	434	383
Other liabilities	4,063	3,714
Total liabilities	1,107,042	953,239

Commitments and contingent liabilities	-	-

Stockholders' equity
Preferred stock, no par value, liquidation preference $1,000 per share 5% cumulative; 1,000,000 shares authorized; no shares issued and outstanding in 2014, and 12,000 shares issued and outstanding in 2013	-	11,955
Common stock, no par value; 20,000,000 shares authorized; 8,142,056 shares issued and outstanding in 2014, and 8,038,345 shares issued and outstanding in 2013	74,568	73,589
Retained earnings	69,719	62,021
Accumulated other comprehensive income (loss)	1,495	(625)
Total stockholders' equity	145,782	146,940
Total liabilities and stockholders' equity	$1,252,824	$1,100,179

See accompanying notes

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31
(In Thousands, Except Per Share Data)

	2014	2013	2012
Interest income
Loans, including fees	$46,974	$42,186	$43,117
Securities available for sale
Taxable	5,377	5,972	6,963
Tax-exempt	214	155	208
Federal funds sold and other	185	157	147
Total interest income	52,750	48,470	50,435

Interest expense
Deposits	3,738	4,088	5,553
Repurchase agreements and other	34	37	88
FHLB advances and other borrowings	564	650	795
Total interest expense	4,336	4,775	6,436

Net interest income	48,414	43,695	43,999
Provision (credit) for loan losses	534	(375)	4,260
Net interest income after provision for loan losses	47,880	44,070	39,739

Non-interest income
Service charges on deposit accounts	3,576	3,357	3,543
Electronic banking income	2,437	2,018	2,017
Secondary market mortgage income	199	256	311
Gain on disposition of securities	29	1,413	545
Gain on sale of loan	-	-	2,463
Other	689	688	650
	6,930	7,732	9,529
Non-interest expenses
Salaries and employee benefits	18,071	15,046	15,122
Occupancy and equipment expenses	5,013	4,338	4,553
Outside data processing	4,057	3,372	3,379
Professional fees	762	900	1,181
Taxes, other than payroll, property and income	573	686	667
Write-downs, expenses, losses on sales of other real estate owned, net of gains	158	1,853	2,514
Loan collection expenses	312	413	1,182
FDIC insurance	928	835	809
Amortization of intangibles	818	600	672
Other expenses	3,798	3,126	3,193
	34,490	31,169	33,272
Income before income taxes	20,320	20,633	15,996
Provision for income taxes	7,170	7,404	5,673

Net income	$13,150	$13,229	$10,323
Discount on redemption of preferred stock	-	-	905
Preferred stock dividends and accretion	(598)	(659)	(1,073)
Net income available to common stockholders	$12,552	$12,570	$10,155
Earnings per share:
Basic	$1.55	$1.57	$1.28
Diluted	1.46	1.49	1.24
See accompanying notes

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31
(In Thousands, Except Per Share Data)

	2014	2013	2012

Net income	$13,150	$13,229	$10,323

Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale arising during the period	3,241	(9,497)	2,914
Reclassification of realized gain on the disposition of securities	(29)	(1,413)	(545)
Net change in unrealized gain (loss) on securities available for sale	3,212	(10,910)	2,369
Less tax impact	1,092	(3,709)	806
Other comprehensive income (loss):	2,120	(7,201)	1,563

Comprehensive income	$15,270	$6,028	$11,886

See accompanying notes

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31
(In Thousands, Except Per Share Data)

	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, January 1, 2012	$21,949	$71,571	$45,474	$5,013	$144,007
Net income	-	-	10,323	-	10,323
Other comprehensive income	-	-	-	1,563	1,563
Cash dividends paid ($0.22 per share)	-	-	(1,749)	-	(1,749)
Redemption of preferred stock	(10,142)	905	-	-	(9,237)
Dividends declared on preferred stock	-	-	(984)	-	(984)
Preferred stock accretion	89	-	(89)	-	-
Stock options exercised	-	192	-	-	192
Stock based compensation expense	-	181	-	-	181
Balances, December 31, 2012	11,896	72,849	52,975	6,576	144,296
Net income	-	-	13,229	-	13,229
Other comprehensive income (loss)	-	-	-	(7,201)	(7,201)
Cash dividends paid ($0.44 per share)	-	-	(3,524)	-	(3,524)
Dividends declared on preferred stock	-	-	(600)	-	(600)
Preferred stock accretion	59	-	(59)	-	-
Stock options exercised	-	571	-	-	571
Stock based compensation expense	-	169	-	-	169
Balances, December 31, 2013	11,955	73,589	62,021	(625)	146,940
Net income	-	-	13,150	-	13,150
Other comprehensive income (loss)	-	-	-	2,120	2,120
Cash dividends paid ($0.60 per share)	-	-	(4,854)	-	(4,854)
Dividends declared on preferred stock	-	-	(553)	-	(553)
Preferred stock accretion	45	-	(45)	-	-
Redemption of preferred stock	(12,000)	-	-	-	(12,000)
Stock options exercised	-	731	-	-	731
Stock based compensation expense	-	248	-	-	248
Balances, December 31, 2014	$-	$74,568	$69,719	$1,495	$145,782

See accompanying notes

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31
(In Thousands, Except Per Share Data)

	2014	2013	2012
Cash flows from operating activities
Net income	$13,150	$13,229	$10,323
Adjustments to reconcile net income to net cash from operating activities
Depreciation	1,575	1,342	1,445
Provision (credit) for loan losses	534	(375)	4,260
Amortization (accretion), net	701	(463)	(1,098)
Writedowns (gains) on other real estate owned, net	(714)	716	957
Stock compensation expense	248	169	181
Loans originated for sale	(6,679)	(11,053)	(14,472)
Secondary market loans sold	6,729	11,432	14,653
Secondary market mortgage income	(199)	(256)	(311)
Gain on sale of loan	-	-	(2,463)
Gain on the disposition of securities available for sale	(29)	(1,413)	(545)
Changes in :
Interest receivable	584	271	94
Deferred income taxes	3,356	1,895	568
Other assets	(484)	649	3,439
Interest payable	(83)	(106)	(223)
Other liabilities	(166)	446	396
Net cash from operating activities	18,523	16,483	17,204

Cash flows from investing activities
Purchases of securities available for sale	(36,435)	(27,230)	(73,771)
Proceeds from maturities and calls of securities available for sale	52,043	73,801	69,329
Proceeds from the sale of securities available for sale	13,319	8,650	-
Purchase of FHLB stock, net of redemptions	-	(2)	1,035
Redemption of FHLB stock	1,307	-	-
Acquisition of subsidiary, net of cash received	40,973	-	-
Net change in loans	(45,545)	(35,838)	(16,103)
Purchases of premises and equipment, net	(1,391)	(3,188)	(1,042)
Improvements to OREO property	(194)	(2,897)	-
Proceeds from sales of other real estate owned	3,901	3,846	6,105
Net cash from investing activities	27,978	17,142	(14,447)

(continued)

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years Ended December 31
(In Thousands, Except Per Share Data)

	2014	2013	2012
Cash flows from financing activities
Net change in deposits	(33,041)	(6,524)	5,604
Net change in agreements to repurchase securities	4,261	(14,783)	2,897
Repayment of Federal Home Loan Bank advances	-	-	(10,042)
Repayment of other borrowed funds	(2,422)	(2,249)	(2,081)
Redemption of preferred stock	(12,000)	-	(9,237)
Proceeds from stock option exercises	731	571	192
Preferred stock dividends paid	(553)	(600)	(984)
Common stock dividends paid	(4,854)	(3,524)	(1,749)
Net cash from financing activities	(47,878)	(27,109)	(15,400)

Net change in cash and cash equivalents	(1,377)	6,516	(12,643)

Cash and cash equivalents at beginning of year	76,761	70,245	82,888

Cash and cash equivalents at end of year	$75,384	$76,761	$70,245

Supplemental disclosures of cash flow information:
Cash paid during year for -
Interest	$4,419	$4,881	$6,659
Income taxes paid, net	4,302	5,410	2,549

Non-cash transactions
Loans transferred to real estate acquired through foreclosure	$1,677	$1,823	$5,786

See accompanying notes

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012
(Dollars in Thousands, Except Per Share Data)

NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of Premier Financial Bancorp, Inc. (the Company) and its wholly-owned subsidiaries:

			Unaudited
			December 31, 2014
Subsidiary	Location	Year Acquired	Total Assets	Net Income
Citizens Deposit Bank & Trust	Vanceburg, Kentucky	1991	$373,136	$4,278
Premier Bank, Inc.	Huntington, West Virginia	1998	873,451	10,256
Parent and Intercompany Eliminations			6,237	(1,384)
Consolidated total			$1,252,824	$13,150

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

Estimates in the Financial Statements:  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions based on available information.  These estimates and assuptions affect the amounts reported in the financial statements and the disclosures provided.  Actual results could differ from those estimates.  The allowance for loan losses, the identification and evaluation of impaired loans, the fair value of assets and liabilities acquired, impairment of goodwill, deferred tax assets and fair values of financial instruments are particularly subject to change.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012
(Dollars in Thousands, Except Per Share Data)

NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Securities:  The Company classifies its securities portfolio as either securities available for sale or securities held to maturity.  Securities held to maturity are carried at amortized cost.  The Company had no securities classified as held to maturity at December 31, 2014 or 2013.

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
December 31, 2014, 2013, and 2012
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

Concentration of Credit Risk:  Most of the Company’s loans located in the Washington, DC metro area are commercial or commercial real estate loans.  Commercial and commercial real estate loans in this market area are generally larger in size than in the Company’s other markets due to various factors such as higher real estate values and larger business operations. Therefore, the Company’s exposure to credit risk is significantly affected by changes in the economy and commercial real estate collateral values in the Washington, DC metro area.

The Company’s success and recent growth in lending in the central West Virginia market area depend primarily on the local general economy which has been driven in the past by Federal Government programs to develop technology infrastructure and more recently by the drilling for natural gas in the newly discovered Marcellus and Utica shale formations.  While Premier’s direct credit risk exposure to such industries is minimal, the success or failure of these industries may have an indirect effect on the local economic conditions in the central West Virginia market area thus having a significant impact on the credit risk of loans in this market area.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012
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

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012
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

The general component of the allowance covers non-impaired loans and is based on historical loss experience adjusted for current factors.  The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company.  This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment.  These economic factors include consideration of the following:  levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.  The following portfolio segments have been identified as having differing risk characteristics:

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
December 31, 2014, 2013, and 2012
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

Commercial and industrial loans not secured by real estate:  These loans to businesses do not have real estate as the underlying collateral.  Instead of real estate, collateral could be business assets such as equipment or accounts receivable or the personal guarantee of one or more guarantors.  These loans generally present a higher level of risk than loans secured by commercial real estate because in the event of default by the borrower, the business assets must be liquidated and/or guarantors pursued for deficit funds.  Business assets are worth more while they are in use to produce income for the business and worth significantly less if the business is no longer in operation.  For this reason, the Company discounts the value on these types of collateral prior to meeting the Company’s loan-to-value policy limits.

Consumer loans:  Consumer loans are generally loans to borrowers for non-business purposes.  They can be either secured or unsecured.  Consumer loans are generally small in the individual amount of principal outstanding and are repaid from the borrower’s private funds earned from employment.  Consumer lending risk is very susceptible to local economic trends.  If there is a consumer loan default, any collateral that may be repossessed is generally not well maintained and has a diminished value.  For this reason, consumer loans tend to have higher overall interest rates to cover the higher cost of repossession and charge-offs.  However, due to their smaller average balance per borrower, consumer loans are collectively evaluated for impairment in determining the appropriate allowance for loan losses.

All other loan types:  All other loan types are aggregated together for credit risk evaluation due to the varying nature but small number of the remaining types of loans in the Company’s loan portfolio.  Loans in this segment include but are not limited to commercial and residential construction loans, loans secured by farmland, agricultural loans and loans to tax-exempt entities.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012
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

Goodwill and Other Intangible Assets:  Goodwill resulting from business combinations prior to January 1, 2009 represents the excess of the purchase price over the fair value of the net assets of businesses acquired.  Goodwill resulting from business combinations after January 1, 2009, is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any non-controlling interests in the acquired company, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date.  Goodwill is not amortized but is assessed at least annually for impairment and any such impairment will be recognized in the period identified.  Impairment is evaluated using the aggregate of all banking operations.  Based upon the most recently completed goodwill impairment test, management concluded the recorded value of goodwill was not impaired as of October 31, 2014 based upon the estimated fair value of the Company’s single reporting unit.

Other intangible assets consist of core deposit intangible assets arising from whole bank and branch acquisitions.  They are initially measured at fair value and then are amortized on an accelerated method over their estimated useful lives of approximately 8 years.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012
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
December 31, 2014, 2013, and 2012
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

Reclassifications:  Some items in the prior year financial statements were reclassified to conform to the current presentation.  Reclassifications has no effect on prior years’ net income or shareholders’ equity.

Adoption of New Accounting Standards:

In February 2013, the FASB issued Accounting Standards Update 2013-02, Comprehensive Income (Topic 220) – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income The ASU amended existing guidance related to reporting amounts reclassified out of accumulated other comprehensive income. These amendments did not change the current requirements for reporting net income or other comprehensive income in financial statements but require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional details about those amounts.  The new guidance was effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements, but resulted in additional disclosures.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012
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

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012
(Dollars in Thousands, Except Per Share Data)

NOTE  2 – ACQUISITION OF BANK OF GASSAWAY

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

United States generally accepted accounting principles (“U.S. GAAP”) provides up to twelve months following the date of acquisition in which management can finalize the fair values of acquired assets and assumed liabilities. Material events that occur during the measurement period will be analyzed to determine if the new information reflected facts and circumstances that existed on the acquisition date. The measurement period ends as soon as the Company receives the information it was seeking about facts and circumstances that existed as of the acquisition date or learns more information is unobtainable. The measurement period is limited to one year from the acquisition date. Once management has finalized the fair values of acquired assets and assumed liabilities within this twelve month period, management considers such values to be the “Day One Fair Values”.  Management does not anticipate any further changes to the Day One Fair Values.

Net assets acquired via the acquisition are shown in the table below.

Gassaway
Cash and due from banks	$61,223
Securities available for sale	38,741
Loans, net	95,094
Goodwill and other intangible assets	5,651
Other assets	5,089
Total assets acquired	205,798

Deposits	(184,555)
Other liabilities	(993)
Total liabilities assumed	(185,548)
Net assets acquired	$20,250

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012
(Dollars in Thousands, Except Per Share Data)

NOTE  2 – ACQUISITION OF BANK OF GASSAWAY -  continued

The fair value of net assets acquired includes fair value adjustments to certain receivables that were not considered impaired as of the acquisition date. The fair value adjustments were determined using discounted contractual cash flows.  Non-impaired loans with a fair value of $95,094,000 had gross contractual amounts receivable of $97,588,000 on the date of acquisition.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012
(Dollars in Thousands, Except Per Share Data)

NOTE  3 - RESTRICTIONS ON CASH AND DUE FROM BANKS

Included in cash and due from banks are certain interest bearing and non-interest bearing deposits that are held at the Federal Reserve or maintained in vault cash in accordance with average balance requirements specified by the Federal Reserve Board of Governors. The balance requirement at December 31, 2014 and 2013 was approximately $17,452 and $23,937.

NOTE  4 –SECURITIES

Amortized cost and fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

2014	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
Mortgage-backed securities
U. S. sponsored agency MBS - residential	$52,006	$774	$-	$52,780
U. S. sponsored agency CMO’s - residential	142,932	2,167	(911)	144,188
Total mortgage-backed securities of government sponsored agencies	194,938	2,941	(911)	196,968
U. S. government sponsored agency securities	22,533	30	(57)	22,506
Obligations of states and political subdivisions	10,015	261	-	10,276
Total available for sale	$227,486	$3,232	$(968)	$229,750

2013	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
Mortgage-backed securities
U. S. sponsored agency MBS - residential	$27,681	$463	$(321)	$27,823
U. S. sponsored agency CMO’s - residential	178,000	1,167	(2,445)	176,722
Total mortgage-backed securities of government sponsored agencies	205,681	1,630	(2,766)	204,545
U. S. government sponsored agency securities	7,058	30	(107)	6,981
Obligations of states and political subdivisions	6,275	265	-	6,540
Total available for sale	$219,014	$1,925	$(2,873)	$218,066

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012
(Dollars in Thousands, Except Per Share Data)

NOTE  4 –SECURITIES (Continued)

The amortized cost and fair value of securities at December 31, 2014 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date, such as mortgage-backed securities, are shown separately.

	Amortized Cost	Fair Value
Available for sale
Due in one year or less	$1,348	$1,377
Due after one year through five years	23,086	23,237
Due after five years through ten years	6,917	6,933
Due after ten years	1,197	1,235
Mortgage-backed securities of government sponsored agencies	194,938	196,968
Total available for sale	$227,486	$229,750

In 2014, a gain of $29 was recognized upon the sale (including calls) of securities while in 2013, a gain of $1,413 was recognized upon the sale (including calls) of securities.  A $545 gain was recognized from calls of securities in 2012.  There were no sales of securities in 2012.  The tax expense related to these gains was $10, $481 and $185, respectively.

The realized gains, net of tax, were reclassified out of accumulated other comprehensive income (loss) on the statement of comprehensive income.  The realized gains are reported on the income statement under the caption “Gain on disposition of securities” and the reclassified provision for income taxes is reported on the income statement under the caption “Provision for income taxes”.

Securities with an approximate carrying value of $166,624 and $168,150 at December 31, 2014 and 2013 were pledged to secure public deposits, trust funds, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

Securities with unrealized losses at year-end 2014 aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S government sponsored agency securities	$9,971	$(57)	$-	$-	$9,971	$(57)
U.S government sponsored agency CMO’s – residential	5,194	(52)	26,471	(859)	31,665	(911)

Total temporarily impaired	$15,165	$(109)	$26,471	$(859)	$41,636	$(968)

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012
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

The investment portfolio is predominately high credit quality interest-bearing bonds with defined maturity dates backed by the U.S. Government or Government sponsored entities.  The unrealized losses at December 31, 2014 and December 31, 2013 are price changes resulting from changes in the interest rate environment and are considered to be temporary declines in the value of the securities. Management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery.  Their fair value is expected to recover as the bonds approach their maturity date and/or market conditions improve.

NOTE  5 - LOANS

Major classifications of loans at year-end are summarized as follows:

	2014	2013
Residential real estate	$278,212	$216,081
Multifamily real estate	30,310	38,456
Commercial real estate:
Owner occupied	120,861	90,539
Non owner occupied	230,750	208,756
Commercial and industrial	85,943	85,301
Consumer	32,745	25,113
All other	100,890	76,524
	$879,711	$740,770

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012
(Dollars in Thousands, Except Per Share Data)

NOTE  5 – LOANS (Continued)

Certain directors and executive officers of the Banks and companies in which they have beneficial ownership, were loan customers of the Banks during 2014 and 2013.  Such related party loans are governed by federal banking regulations which require such loans to be made in the ordinary course of business.

An analysis of the 2014 activity with respect to all director and executive officer loans is as follows:

Balance, December 31, 2013	$11,196
Additions, including loans now meeting disclosure requirements	2,486
Amounts collected and loans no longer meeting disclosure requirements	(4,726)
Balance, December 31, 2014	$8,956

Activity in the Allowance for Loan Losses

Activity in the allowance for loan losses by portfolio segment for the year ending December 31, 2014 was as follows:

Loan Class	Balance Dec 31, 2013	Provision for loan losses	Loans charged-off	Recoveries	Balance Dec 31, 2014

Residential real estate	$2,694	$(244)	$(421)	$64	$2,093
Multifamily real estate	417	(113)	-	-	304
Commercial real estate:
Owner occupied	1,407	315	(221)	-	1,501
Non owner occupied	2,037	602	(323)	-	2,316
Commercial and industrial	2,184	(589)	(168)	17	1,444
Consumer	297	47	(161)	60	243
All other	1,991	516	(307)	246	2,446
Total	$11,027	$534	$(1,601)	$387	$10,347

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012
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

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012
(Dollars in Thousands, Except Per Share Data)

NOTE  5 – LOANS (Continued)

Purchased Loans

The Company holds purchased loans for which there was, at their acquisition date, evidence of deterioration of credit quality since their origination and it was probable, at acquisition, that all contractually required payments would not be collected.  The carrying amount of those loans is as follows at December 31, 2014 and December 31, 2013.

	2014	2013
Residential Real Estate	$-	$183
Multifamily Real Estate	497	1,229
Commercial Real Estate
Owner Occupied	131	250
Non owner Occupied	5,695	6,782
Commercial and industrial	136	496
All other	5,128	4,623
Total carrying amount	$11,587	$13,563

Carrying amount, net of allowance	$10,639	$12,931

For those purchased loans disclosed above, the Company increased the allowance for loan losses by $316 for the year ended December 31, 2014 and increased the allowance for loan losses by $132 for the year ended December 31, 2013.

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

During 2014 and 2013, the Company determined that the cash flows from borrowers on a limited number of purchased loans could be reasonably estimated.  As such, a portion of the non-accretable difference was reclassified to accretable yield and is being recognized as interest income over the remaining life of the loan(s).

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012
(Dollars in Thousands, Except Per Share Data)

NOTE  5 – LOANS (Continued)

The accretable yield, or income expected to be collected, on the purchased loans above is as follows the three years ended December 31, 2014.  There was no accretable yield on the purchased loans above prior to January 1, 2012.

	2014	2013	2012
Balance at January 1	$217	$635	$-
New loans purchased	-	-	-
Accretion of income	(13)	(26)	(6)
Income recognized upon full repayment	-	(415)	-
Reclassifications from non-accretable difference	-	23	641
Disposals	-	-	-
Balance at December 31	$204	$217	$635

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012
(Dollars in Thousands, Except Per Share Data)

NOTE  5 – LOANS (Continued)

Past Due and Non-performing Loans

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2014 and December 31 2013.  The recorded investment in non-accrual loans is less than the principal owed on non-accrual loans due to discounts applied to the carrying value of the loan at time of their acquisition or interest payments made by the borrower which have been used to reduce the recorded investment in the loan rather than recognized as interest income.

December 31, 2014	Principal Owed on Non-accrual Loans	Recorded Investment in Non-accrual Loans	Loans Past Due Over 90 Days, still accruing

Residential real estate	$1,996	$1,768	$668
Multifamily real estate	1,803	1,033	564
Commercial real estate
Owner occupied	2,115	1,928	-
Non owner occupied	2,020	1,819	26
Commercial and industrial	2,012	806	8
Consumer	213	185	-
All other	12,608	5,173	-
Total	$22,767	$12,712	$1,266

December 31, 2013	Principal Owed on Non-accrual Loans	Recorded Investment in Non-accrual Loans	Loans Past Due Over 90 Days, still accruing

Residential real estate	$2,021	$1,725	$1,737
Multifamily real estate	3,282	1,889	1,369
Commercial real estate
Owner occupied	1,364	1,147	1,387
Non owner occupied	2,683	1,973	3,739
Commercial and industrial	6,838	4,961	84
Consumer	167	148	16
All other	12,212	4,798	146
Total	$28,567	$16,641	$8,478

Nonaccrual loans and impaired loans are defined differently. Some loans may be included in both categories, and some may only be included in one category. Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012
(Dollars in Thousands, Except Per Share Data)

NOTE  5 – LOANS (Continued)

The following table presents the aging of the recorded investment in past due loans as of December 31, 2014 by class of loans:
Loan Class	Total Loans	30-89 Days Past Due	Greater than 90 days past due	Total Past Due	Loans Not Past Due

Residential real estate	$278,212	$5,810	$1,706	$7,516	$270,696
Multifamily real estate	30,310	177	1,100	1,277	29,033
Commercial real estate:
Owner occupied	120,861	250	1,530	1,780	119,081
Non owner occupied	230,750	2,173	1,670	3,843	226,907
Commercial and industrial	85,943	1,720	608	2,328	83,615
Consumer	32,745	497	71	568	32,177
All other	100,890	234	5,127	5,361	95,529
Total	$879,711	$10,861	$11,812	$22,673	$857,038

The following table presents the aging of the recorded investment in past due loans as of December 31, 2013 by class of loans:
Loan Class	Total Loans	30-89 Days Past Due	Greater than 90 days past due	Total Past Due	Loans Not Past Due

Residential real estate	$216,081	$4,770	$2,431	$7,201	$208,880
Multifamily real estate	38,456	367	2,688	3,055	35,401
Commercial real estate:
Owner occupied	90,539	516	2,073	2,589	87,950
Non owner occupied	208,756	278	5,478	5,756	203,000
Commercial and industrial	85,301	1,433	1,438	2,871	82,430
Consumer	25,113	421	82	503	24,610
All other	76,524	2,510	4,881	7,391	69,133
Total	$740,770	$10,295	$19,071	$29,366	$711,404

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012
(Dollars in Thousands, Except Per Share Data)

NOTE  5 – LOANS (Continued)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2014:
	Allowance for Loan Losses				Loan Balances
Loan Class	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total

Residential real estate	$-	$2,093	$-	$2,093	$137	$278,075	$-	$278,212
Multifamily real estate	-	304	-	304	536	29,277	497	30,310
Commercial real estate:
Owner occupied	107	1,394	-	1,501	2,011	118,719	131	120,861
Non-owner occupied	54	2,262	-	2,316	4,874	220,181	5,695	230,750
Commercial and industrial	291	1,105	48	1,444	902	84,905	136	85,943
Consumer	-	243	-	243	-	32,745	-	32,745
All other	-	1,546	900	2,446	1,109	94,653	5,128	100,890
Total	$452	$8,947	$948	$10,347	$9,569	$858,555	$11,587	$879,711

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

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012
(Dollars in Thousands, Except Per Share Data)

NOTE  5 – LOANS (Continued)

In the tables below, total individually evaluated impaired loans include certain purchased loans that were acquired with deteriorated credit quality that are still individually evaluated for impairment.

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2014.  The table includes $5,673 of loans acquired with deteriorated credit quality that are still individually evaluated for impairment.

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Residential real estate	$179	$137	$-
Multifamily real estate	1,803	1,033	-
Commercial real estate
Owner occupied	1,404	1,304	-
Non owner occupied	4,398	4,190	-
Commercial and industrial	1,030	270	-
All other	1,144	1,108	-
	9,958	8,042	-
With an allowance recorded:
Commercial real estate
Owner occupied	$707	$707	$107
Non owner occupied	684	684	54
Commercial and industrial	929	680	339
All other	12,525	5,129	900
	14,845	7,200	1,400
Total	$24,803	$15,242	$1,400

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012
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
December 31, 2014, 2013 and 2012
(Dollars in Thousands, Except Per Share Data)

NOTE  5 – LOANS (Continued)

The following table presents by loan class, the average balance of loans individually evaluated for impairment and interest income recognized on these loans for the three years ended December 31, 2014.  The table includes loans acquired with deteriorated credit quality that are still individually evaluated for impairment.

	Year ended Dec 31, 2014			Year ended Dec 31, 2013			Year ended Dec 31, 2012
Loan Class	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized

Residential real estate	$1,964	$267	$267	$4,069	$180	$171	$8,887	$518	$516
Multifamily real estate	2,221	782	782	3,810	847	845	6,143	1,408	1,406
Commercial real estate:
Owner occupied	2,139	179	174	2,602	168	141	7,195	1,025	1,028
Non-owner occupied	2,085	711	704	2,509	9	9	9,785	73	79
Commercial and industrial	1,912	657	657	8,425	47	47	10,052	427	417
Consumer	-	-	-	-	-	-	29	2	2
All other	7,347	149	149	8,796	273	273	7,599	1,019	968
Total	$17,668	$2,745	$2,733	$30,211	$1,524	$1,486	$49,690	$4,472	$4,416

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012
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

The following table presents TDR’s as of December 31, 2014 and December 31, 2013:

December 31, 2014	TDR’s on Non-accrual	Other TDR’s	Total TDR’s

Residential real estate	$13	$191	$204
Commercial real estate
Non owner occupied	-	474	474
Commercial and industrial	-	761	761
All other	-	1,063	1,063
Total	$13	$2,489	$2,502

December 31, 2013	TDR’s on Non-accrual	Other TDR’s	Total TDR’s

Residential real estate	$23	$296	$319
Commercial real estate
Non owner occupied	-	506	506
Commercial and industrial	-	831	831
Consumer	-	5	5
All other	-	2,017	2,017
Total	$23	$3,655	$3,678

At December 31, 2014 there were no specific reserves allocated to loans that had restructured terms.  At December 31, 2013, there were no specific reserves allocated to loans that had restructured terms.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012
(Dollars in Thousands, Except Per Share Data)

NOTE  5 – LOANS (Continued)

The following table presents TDR’s that occurred during the years ended December 31, 2014 and December 31, 2013.

	Year ended December 31, 2014			Year ended December 31, 2013
Loan Class	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

All other	-	$-	$-	1	$16	$16
Total	-	$-	$-	1	$16	$16

The troubled debt restructurings described above did not increase the allowance for loan losses during the year ended December 31, 2014 or during the year ended December 31, 2013.

During the years ended December 31, 2014, 2013 and 2012, there were no TDR’s for which there was a payment default within twelve months following the modification.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012
(Dollars in Thousands, Except Per Share Data)

NOTE  5 – LOANS (Continued)

Credit Quality Indicators:

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as:  current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.  The Company analyzes non-homogeneous loans, such as commercial, commercial real estate, multifamily residential and commercial purpose loans secured by residential real estate, on a monthly basis.  For consumer loans, including consumer loans secured by residential real estate, the analysis involves monitoring the performing status of the loan.  At the time such loans become past due by 30 days or more, the Company evaluates the loan to determine if a change in risk category is warranted. The Company uses the following definitions for risk ratings:

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

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012
(Dollars in Thousands, Except Per Share Data)

NOTE  5 – LOANS (Continued)

As of December 31, 2014, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

Loan Class	Pass	Special Mention	Substandard	Doubtful	Total Loans

Residential real estate	$265,285	$8,292	$4,622	$13	$278,212
Multifamily real estate	27,260	2,017	1,033	-	30,310
Commercial real estate:
Owner occupied	111,024	6,505	3,332	-	120,861
Non-owner occupied	218,971	6,652	5,127	-	230,750
Commercial and industrial	83,634	1,007	1,275	27	85,943
Consumer	32,364	267	114	-	32,745
All other	89,173	4,873	6,844	-	100,890

Total	$827,711	$29,613	$22,347	$40	$879,711

As of December 31, 2013, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

Loan Class	Pass	Special Mention	Substandard	Doubtful	Total Loans

Residential real estate	$202,789	$6,204	$7,065	$23	$216,081
Multifamily real estate	34,487	918	3,051	-	38,456
Commercial real estate:
Owner occupied	79,694	7,431	3,348	66	90,539
Non-owner occupied	196,338	8,569	3,849	-	208,756
Commercial and industrial	78,205	2,269	4,753	74	85,301
Consumer	24,772	204	137	-	25,113
All other	62,180	5,947	8,285	112	76,524

Total	$678,465	$31,542	$30,488	$275	$740,770

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012
(Dollars in Thousands, Except Per Share Data)

NOTE 6 – PREMISES AND EQUIPMENT

Year-end premises and equipment were as follows:

	2014	2013
Land and improvements	$4,321	$3,614
Buildings and leasehold improvements	16,651	13,695
Furniture and equipment	8,838	7,646
Assets purchased not yet placed in service	1,756	2,292
	31,566	27,247
Less: accumulated depreciation	(10,182)	(9,449)
	$21,384	$17,798

Operating Leases: The Company leases certain branch and other properties as well as some equipment under operating leases.  Some leases provide for periodic rate adjustments based on cost-of-living index changes. Rent expense, net of rental income, was $935, $990, and $985 for 2014, 2013, and 2012.  Rent commitments, before considering renewal options that generally are present, were as follows:

2015	$944
2016	928
2017	879
2018	413
2019 and thereafter	1,508
$4,672

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012
(Dollars in Thousands, Except Per Share Data)

NOTE  7 – GOODWILL AND OTHER INTANGIBLE ASSETS

The change in the balance for goodwill during the year is as follows:

	2014	2013	2012
Beginning of year	$29,875	$29,875	$29,875
Acquired goodwill	3,921	-	-
Impairment	-	-	-
End of year	$33,796	$29,875	$29,875

Acquired intangible assets at December 31, 2014 and 2013 were as follows.

	2014		2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Core deposit intangible	$7,085	$(4,052)	$5,355	$(3,234)

Aggregate intangible amortization expense was $818 for 2014, $600 for 2013, and $672 for 2012.

Estimated amortization expense for each of the next five years:

2015	853
2016	684
2017	546
2018	347
2019 and thereafter	603
$3,033

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012
(Dollars in Thousands, Except Per Share Data)

NOTE  8 – DEPOSITS

At December 31, 2013 the scheduled maturities of time deposits are as follows:

2014	$239,323
2015	73,086
2016	21,615
2017	12,255
2018 and thereafter	17,845
$364,124

Certain directors and executive officers of the Banks and companies in which they have beneficial ownership were deposit customers of the Banks during 2014 and 2013.  The balance of such deposits at December 31, 2014 and 2013 were approximately $7,978 and $9,604.

NOTE 9 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase generally mature within one to ninety days from the transaction date.  Information concerning securities sold under agreements to repurchase is summarized as follows:

	2014	2013
Year-end balance	$15,580	$11,319
Average balance during the year	$12,396	$13,486
Average interest rate during the year	0.25%	0.25%
Maximum month-end balance during the year	$15,580	$22,988
Weighted average interest rate at year-end	0.25%	0.25%

NOTE 10 – FEDERAL HOME LOAN BANK ADVANCES

The Banks own stock of the Federal Home Loan Bank of Cincinnati, Ohio (FHLB-Cin), and Federal Home Loan Bank of Pittsburgh, Pennsylvania (FHLB-Pitt). This stock allows the Banks to borrow advances from the FHLB.  At December 31, 2014 the total amount of borrowing permitted by the FHLB-Cin was $59,212 and the total amount of borrowing permitted by the FHLB-Pitt was $379,133.

During 2014 and 2013, the Banks borrowed on a short-term basis and paid-off all FHLB advances as they matured.  There were no borrowings outstanding at December 31, 2014 or at December 31, 2013.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012
(Dollars in Thousands, Except Per Share Data)

NOTE 11 – NOTES PAYABLE AND OTHER BORROWED FUNDS

On April 30, 2008, the Company executed and delivered to First Guaranty Bank of Hammond, Louisiana a Promissory Note and Business Loan Agreement dated April 30, 2008 for the principal amount of $11,550, bearing interest floating daily at the “Wall Street Journal” prime rate (the “Index”) minus 1.00% and requiring 59 monthly principal payments of $50 and one final payment of $8.6 million due at maturity on April 30, 2013.  On April 25, 2013, the Company executed and delivered to First Guaranty Bank, a Change in Terms Agreement whereby the maturity date was extended to April 30, 2020, the required monthly principal payment was increased to $86 and the interest charged was modified to float daily at the Index plus 0.75%, initially 4.00%, with an interest rate floor of 4.00% per annum and an interest rate ceiling of 10.00% per annum.  At the time of the Change in Terms Agreement, the principal balance on the note was approximately $7,222.  The note continues to be secured by a pledge of 25% of Premier’s interest in Premier Bank (a wholly owned subsidiary) under Commercial Pledge Agreement modified on May 3, 2011.  The initial proceeds of this note were used to fund the $9,000 of cash needed to purchase Traders Bankshares, Inc. and to refinance the remaining $2,550 balance of Premier’s outstanding note with First Guaranty Bank dated January 31, 2006. At the time of origination, Premier’s chairman owned approximately 27.6% of the voting stock of First Guaranty Bank and was the chairman of its board of directors.  Premier’s board of directors reviewed the loan terms and authorized the Company to enter into the loan transaction.  The outstanding principal balance on the borrowing at December 31, 2014 and 2013 was $5,200 and $6,400 and the interest rate floor of 4.00% was in effect on both dates.

In conjunction with the Change in Terms Agreement with First Guaranty Bank, the Company executed and delivered another Change in Terms Agreement modifying its Promissory Note and Business Loan Agreement dated June 30, 2011 that established a Line of Credit with the bank bearing interest floating daily at the “Wall Street Journal” prime rate (currently 3.25%), with a floor of 4.50%.  Under the terms of the Promissory Note, the Company may request and receive advances from First Guaranty Bank from time to time.  Accrued interest on any amounts outstanding is payable monthly, and any amounts outstanding are payable on demand or at maturity.  The Promissory Note is also secured by the pledge of 25% of Premier’s interest in Premier Bank (a wholly owned subsidiary) under a Commercial Pledge Agreement modified on June 30, 2012.  The Change in Terms Agreement increased the principal amount available to $3,000 and extended the right to request and receive monies on the Line of Credit from June 30, 2013 to June 30, 2016.  The interest rate on the Line of Credit will remain floating daily at the “Wall Street Journal” prime rate (currently 3.25%), with a floor of 4.50% through the modified June 30, 2016 maturity date.  At December 31, 2014 and 2013, the Company had no outstanding debt on this line of credit from First Guaranty Bank.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012
(Dollars in Thousands, Except Per Share Data)

NOTE 11 – NOTES PAYABLE AND OTHER BORROWED FUNDS (Continued)

On September 8, 2010, the Company executed and delivered to The Bankers’ Bank of Kentucky, Inc. of Frankfort, Kentucky (“Bankers’ Bank”) a Term Note and Business Loan Agreement dated September 8, 2010 in the principal amount of $11,300, bearing interest floating daily at the “JP Morgan Chase” prime rate with a minimum rate of 4.50% (initially 4.50%) and requiring 120 monthly principal payments of $94 plus interest.  The note is secured by a pledge of Premier’s 100% interest in Citizens Deposit Bank and Trust, Inc. (a wholly owned subsidiary) under a Stock Pledge and Security Agreement dated September 8, 2010.  The proceeds of this note were used to pay off the remaining $2,904 balance on Premier’s $6,500 Term Note with the Bankers’ Bank, pay off the $2,400 balance on Premier’s $4,300 Line of Credit with the Bankers’ Bank and provide a $6,000 capital injection into Citizens Deposit Bank and Trust (“Citizens”), Premier’s wholly owned subsidiary, to facilitate Citizens’ purchase of four branches from Integra Bank National Association.  The outstanding principal balance on the borrowing at December 31, 2014 and 2013 was $6,200 and $7,400.

On October 10, 2014 the Company executed and delivered to Bankers’ Bank a Line of Credit Renewal Agreement dated September 7, 2014 extending the right to request and receive monies from Bankers’ Bank on Premier’s existing line of credit until September 7, 2015.  The line of credit renewal maintained the principal amount of $5,000, bearing interest floating daily at the “JP Morgan Chase” prime rate (currently 3.25%), with a floor of 4.50%.  Under the terms of the original Promissory Note, Premier may request and receive advances from Bankers’ Bank from time to time, but the aggregate outstanding principal balance under the Promissory Note at any time shall not exceed $5,000.  Accrued interest on amounts outstanding is payable quarterly, and any amounts outstanding are payable on demand or on September 7, 2015.  The Promissory Note is secured by a pledge of Premier’s 100% interest in Citizens under a Stock Pledge and Security Agreement dated September 7, 2012.  At December 31, 2014 and 2013, Premier had no outstanding balance on this line of credit with Bankers’ Bank

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012
(Dollars in Thousands, Except Per Share Data)

NOTE 11 – NOTES PAYABLE AND OTHER BORROWED FUNDS (Continued)

In conjunction with the acquisition of the Bank of Gassaway on April 4, 2014, Premier Bank, Inc. assumed a note payable toChapman Food Services, Inc. from the Bank of Gassaway dated May 9, 2007.  The note was consideration for the purchase of the land for the bank’s Flatwoods branch location and is secured by that branch location.  The note bears a fixed annual interest rate of 5.62%, requires 119 monthly payments of $4 including principal and interest, and a balloon payment of $249 at maturity on May 9, 2017.  The outstanding balance at December 31, 2014 was $322.

Scheduled principal payments due on the notes payable subsequent to December 31, 2014 are as follows:

2015	$2,193
2016	2,194
2017	2,421
2018	2,162
2019	2,162
Thereafter	590
$11,722

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012
(Dollars in Thousands, Except Per Share Data)

NOTE 12 – INCOME TAXES

The components of the provision (benefit) for income taxes are as follows:

	2014	2013	2012
Current	$3,775	$5,509	$5,105
Deferred	3,395	1,895	568
Change in valuation allowance	-	-	-
Provision for income taxes	$7,170	$7,404	$5,673

The Company’s deferred tax assets and liabilities at December 31 are shown below.

	2014	2013
Deferred tax assets
Allowance for loan losses	$3,706	$4,016
Purchase accounting adjustments	1,289	2,611
Net operating loss carryforward	648	1,048
Write-downs of other real estate owned	881	893
Taxable income on non-accrual loans	1,233	2,053
Capital loss carryforward	150	196
Accrued expenses	136	172
Unrealized loss on investment securities	-	322
Other	19	19
Total deferred tax assets	8,062	11,330

Deferred tax liabilities
Amortization of intangibles	$(4,651)	$(4,615)
Depreciation	(1,078)	(1,101)
Federal Home Loan Bank dividends	(349)	(377)
Deferred loan fees	(619)	(567)
Unrealized gain on investment securities	(770)	-
Other	(72)	(71)
Total deferred tax liabilities	(7,539)	(6,731)

Valuation allowance on deferred tax assets	(160)	(160)
Net deferred taxes	$363	$4,439

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012
(Dollars in Thousands, Except Per Share Data)

NOTE 12 – INCOME TAXES (Continued)

At December 31, 2014 the Company had federal net operating loss carryforwards of $1,203 and various state net operating loss carryforwards of $4,016 which begin to expire in 2022.  The deductibility of these net operating losses is limited under IRC Sec. 382.

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

At both December 31, 2014 and 2013, the Company maintains a valuation allowance of $160 against the portion of its District of Columbia net operating loss carryforward that is not expected to be utilized before expiration due to separate company limitations.  All other deferred tax assets are more likely than not to be utilized; therefore no additional valuation allowance is needed.

An analysis of the differences between the effective tax rates and the statutory U.S. federal income tax rate is as follows:

	2014		2013		2012
U.S. federal income tax rate	$6,909	34.0%	$7,015	34.0%	$5,439	34.0%
Changes from the statutory rate
Impact of graduated federal tax rate	19	0.1	72	0.4	26	0.2
State income taxes, net	335	1.6	439	2.1	376	2.4
Tax-exempt interest income	(175)	(0.9)	(149)	(0.7)	(173)	(1.1)
Non-deductible interest expense related to carrying tax-exempt interest earning assets	12	0.1	9	0.0	12	0.1
Non-deductible stock compensation expense	55	0.3	57	0.3	62	0.4
Tax credits, net	(49)	(0.2)	(49)	(0.2)	(49)	(0.3)
Other	64	0.3	10	0.0	(20)	(0.2)
	$7,170	35.3%	$7,404	35.9%	$5,673	35.5%

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012
(Dollars in Thousands, Except Per Share Data)

NOTE 12 – INCOME TAXES (Continued)

Unrecognized Tax Benefits: The Company does not have any beginning or ending unrecognized tax benefits. The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.  There were no interest and penalties recorded in the income statement or accrued for the years ended December 31, 2014, 2013 and 2012 related to unrecognized tax benefits.

The Company and its subsidiaries file a consolidated U.S. Corporation income tax return and a combined return in the state of West Virginia and the District of Columbia. The Company also files a corporate income tax return in the state of Kentucky and Maryland.  The Company is no longer subject to examination by taxing authorities for years before 2011.

NOTE 13 – EMPLOYEE BENEFIT PLANS

The Company has qualified profit sharing plans that cover substantially all employees. Contributions to the plans consist of a Company match and additional amounts at the discretion of the Company’s Board of Directors.  Total contributions to the plans were $298, $354, and $379 in 2014, 2013, and 2012.

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

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012
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

	2014	2013	2012
Risk-free interest rate	2.78%	1.96%	2.31%
Expected option life (yrs)	10.00	10.00	10.00
Expected stock price volatility	31.19%	35.24%	34.93%
Dividend yield	3.33%	3.86%	2.68%
Weighted average fair value of options granted during the year	$3.74	$2.85	$2.34

The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield in effect at the time of the grant.  The expected option life was estimated since there has been little option exercise history.  The expected stock price volatility is based on historical volatilities of the Company’s common stock during the three-year period prior to the grant date.  The dividend yield was estimated by annualizing the current quarterly dividend on the Company’s common stock at the time of the option grant or by using historical dividends and dividend yields during the time the Company was restricted from paying dividends by its primary regulator.

On April 16, 2014, 6,000 shares of Premier’s common stock were granted to Robert W. Walker as stock-based bonus compensation under the 2012 Long-term Incentive Plan.  The fair value of the stock at the time of the grant was $14.20 per share based upon the closing price of Premier’s stock of the date of grant and $85 of stock-based compensation was recorded as a result.

Compensation expense of $248, $169, and $181 was recorded for the years ended December 31, 2014, 2013, and 2012, respectively.  Stock-based compensation expense is recognized ratably over the requisite service period for all awards. Unrecognized stock-based compensation expense related to stock options totaled $108 at December 31, 2014. This unrecognized expense is expected to be recognized over the next 26 months based on the vesting periods of the options.

During the year ending December 31, 2014, 118,506 options were exercised while 78,584 options were exercised during the year ending December 31, 2013 and 25,550 options were exercised during the year ending December 31, 2012.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012
(Dollars in Thousands, Except Per Share Data)

NOTE 14 – STOCK COMPENSATION EXPENSE (Continued)

A summary of the Company’s stock option activity is as follows:

	----------2014----------		----------2013----------		----------2012----------
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	354,281	$9.84	392,366	$9.24	350,949	$9.69
Grants	46,300	14.43	52,900	11.39	105,700	7.47
Exercises	(118,506)	8.86	(78,584)	7.77	(25,550)	7.52
Forfeitures or expired	(8,133)	9.27	(12,401)	7.90	(38,733)	9.61
Outstanding at year-end	273,942	$11.06	354,281	$9.84	392,366	$9.24

Exercisable at year-end	168,523	$10.67	212,731	$10.55	220,646	$10.68
Weighted average remaining life	6.1		6.1		6.6

Options outstanding at year-end are expected to fully vest.

Additional information regarding stock options outstanding and exercisable at December 31, 2014 is provided in the following table:

	- - - - - - - - Outstanding - - - - - - - -			- - - - - - - - Currently Exercisable - - - - - - - -
Range of Exercise Prices	Number	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value

$6.50 to $10.00	114,482	$7.56	$919	86,623	6.2	$7.58	$693
$10.01 to $12.50	43,000	11.39	180	11,740	8.2	11.39	49
$12.51 to $15.00	92,960	13.98	149	46,660	2.6	13.53	96
$15.01 to $17.50	23,500	16.00	-	23,500	1.1	16.00	-
Outstanding at Dec 31, 2014	273,942	11.06	$1,248	168,523	4.6	10.67	$838

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012
(Dollars in Thousands, Except Per Share Data)

NOTE 15 – RELATED PARTY TRANSACTIONS

During 2014, 2013 and 2012, the Company paid approximately $543, $339, and $385 for printing, supplies, statement rendering, furniture, and equipment to a company affiliated by common ownership.  The Company also paid another affiliate approximately $1,969, $835, and $797 in 2014, 2013 and 2012 to permit the Company’s employees to participate in that entity’s employee medical benefit plan.  Participation in the medical benefit plan was terminated in 2014 and the Company now purchases employee medical insurance through a third-party vendor.

During 2014, 2013 and 2012, the Company paid approximately $52, $52, and $52 to lease its headquarters facility at 2883 Fifth Avenue, Huntington, West Virginia from River City Properties, LLC, an entity 20.0% owned by the Company’s Chairman of the Board and 20.0% owned by another member of the Board of Directors.

NOTE 16 – EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the earnings per common share and earnings per common share assuming dilution computations for 2014, 2013 and 2012 is presented below:

	2014	2013	2012
Basic earnings per share:
Income available to common stockholders	$12,552	$12,570	$10,155
Weighted average common shares outstanding	8,089,720	7,997,047	7,940,892
Earnings per share	$1.55	$1.57	$1.28

Diluted earnings per share:
Income available to common stockholders	$12,552	$12,570	$10,155
Weighted average common shares outstanding	8,089,720	7,997,047	7,940,892
Add dilutive effects of potential additional common stock	506,576	448,202	240,611
Weighted average common and dilutive potential Common shares outstanding	8,596,296	8,445,249	8,181,503
Earnings per share assuming dilution	$1.46	$1.49	$1.24

Stock options for 23,500, 84,100, and 183,699, shares of common stock were not considered in computing diluted earnings per share for 2014, 2013, and 2012 because they were antidilutive.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012
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
December 31, 2014, 2013 and 2012
(Dollars in Thousands, Except Per Share Data)

NOTE  17 – FAIR VALUE (Continued)

The carrying amounts and estimated fair values of financial instruments at December 31, 2014 were as follows:

		Fair Value Measurements at December 31, 2014 Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and due from banks	$70,398	$70,398	$-	$-	$70,398
Federal funds sold	4,986	4,986	-	-	4,986
Securities available for sale	229,750	-	229,610	140	229,750
Loans held for sale	226	-	-	226	226
Loans, net	869,364	-	-	870,273	870,273
Federal Home Loan Bank stock	2,996	n/a	n/a	n/a	n/a
Interest receivable	3,219	-	625	2,594	3,319

Financial liabilities
Deposits	$(1,075,243)	$(711,118)	$(363,481)	$-	$(1,074,599)
Securities sold under agreements to repurchase	(15,580)	-	(15,580)	-	(15,580)
Other borrowed funds	(11,722)	-	(11,760)	-	(11,760)
Interest payable	(434)	(6)	(428)	-	(434)

The carrying amounts and estimated fair values of financial instruments at December 31, 2013 were as follows:

		Fair Value Measurements at December 31, 2013 Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and due from banks	$63,984	$63,984	$-	$-	$63,984
Federal funds sold	12,777	12,777	-	-	12,777
Securities available for sale	218,066	-	217,926	140	218,066
Loans held for sale	77	-	-	77	77
Loans, net	729,743	-	-	725,588	725,588
Federal Home Loan Bank stock	4,183	n/a	n/a	n/a	n/a
Interest receivable	3,132	-	593	2,539	3,132

Financial liabilities
Deposits	$(924,023)	$(592,664)	$(332,475)	$-	$(925,139)
Securities sold under agreements to repurchase	(11,319)	-	(11,319)	-	(11,319)
Other borrowed funds	(13,800)	-	(13,811)	-	(13,811)
Interest payable	(383)	(5)	(378)	-	(383)

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012
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

Assets and liabilities measured at fair value on a recurring basis at December 31, 2014 are summarized below:

		Fair Value Measurements at December 31, 2014 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available for sale
Mortgage-backed securities
U. S. agency MBS - residential	$52,780	$-	$52,780	$-
U. S. agency CMO’s	144,188	-	144,188	-
Total mortgage-backed securities of government sponsored agencies	196,968	-	196,968	-
U. S. government sponsored agency securities	22,506	-	22,506	-
Obligations of states and political subdivisions	10,276	-	10,136	140
Total securities available for sale	$229,750	$-	$229,610	$140

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012
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

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2014 and 2013:

Securities Available-for-sale
	Year Ended Dec. 31, 2014	Year Ended Dec. 31, 2013
Balance of recurring Level 3 assets at beginning of period	$140	$140
Total gains or losses (realized/unrealized):
Included in earnings – realized	-	-
Included in earnings – unrealized	-	-
Included in other comprehensive income	-	-
Purchases, sales, issuances and settlements, net	-	-
Transfers in and/or out of Level 3	-	-
Balance of recurring Level 3 assets at year-end	$140	$140

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012
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
December 31, 2014, 2013 and 2012
(Dollars in Thousands, Except Per Share Data)

NOTE  17 – FAIR VALUE (Continued)

Assets and liabilities measured at fair value on a non-recurring basis at December 31, 2014 are summarized below:

		Fair Value Measurements at December 31, 2014 Using
	Dec 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Commercial Real Estate
Owner Occupied	$600	-	-	$600
Non-owner Occupied	630	-	-	630
Commercial and Industrial	341	-	-	341
All Other	4,229	-	-	4,229
Total impaired loans	5,800	$-	$-	$5,800

Other real estate owned:
Commercial Real Estate
Non-owner Occupied	2,003	-	-	2,003
All Other	8,203	-	-	8,203
Total OREO	$10,206	$-	$-	$10,206

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $7,200 at December 31, 2014 with a valuation allowance of $1,400 resulting in a negative provision for loan losses of $603 for the year ended December 31, 2014.

Other real estate owned measured at fair value less costs to sell, had a net carrying amount of $10,206, which is made up of the outstanding balance of $12,343, net of a valuation allowance of $2,137 at December 31, 2014, resulting in write downs of $530 during the year ended December 31, 2014.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012
(Dollars in Thousands, Except Per Share Data)

NOTE  17 – FAIR VALUE (Continued)

The significant unobservable inputs related to assets and liabilities measured at fair value on a non-recurring basis at December 31, 2014 are summarized below:

	December 31, 2014	Valuation Techniques	Unobservable Inputs	Range (Weighted Avg)
Impaired loans:
Commercial Real Estate
Owner Occupied	600	sales comparison	adjustment for limited salability of specialized property	44.8%-72.4%(58.9%)
Non-owner Occupied	630	sales comparison	adjustment for differences between the comparable sales	16.9%-54.6%(16.9%)
Commercial and Industrial	341	sales comparison	adjustment for limited salability of specialized property	26.2%-41.2%(27.0%)
All Other	4,229	sales comparison	adjustment for percentage of completion of construction	57.3%-57.3%(57.3%)
Total impaired loans	5,800

Other real estate owned:
Commercial Real Estate
Non-owner Occupied	2,003	sales comparison	adjustment for differences between the comparable sales	17.8%-17.8%(17.8%)
All Other	8,203	sales comparison	adjustment for estimated realizable value	24.6%-50.3%(45.0%)
Total OREO	$10,206

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012
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

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $12,300 at December 31, 2013 with a valuation allowance of $2,492, resulting in a negative provision for loan losses of $1,350 for the year ended December 31, 2013.

Other real estate owned measured at fair value less costs to sell, had a net carrying amount of $8,786, made up of the outstanding balance of $11,163 net of a $2,377 valuation allowance, resulting in write downs of $782 during the year ended December 31, 2013.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012
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
December 31, 2014, 2013 and 2012
(Dollars in Thousands, Except Per Share Data)

NOTE 18 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Banks are parties to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of their customers.  These financial instruments include standby letters of credit and commitments to extend credit in the form of unused lines of credit. The Banks use the same credit policies in making commitments and conditional obligations as they do for on-balance sheet instruments.  In addition, the Banks offer a service whereby deposit customers, for a fee, are permitted to overdraw their accounts up to a certain de minimis amount, also known as “courtesy overdraft protection”.  The aggregate unused portion of “overdraft protection” was $14,128 and $11,723 at December 31, 2014 and 2013.

At December 31, 2014 and 2013, the Banks had the following financial instruments whose approximate contract amounts represent credit risk:

	2014	2013
Standby letters of credit	$7,593	$6,084

Commitments to extend credit
Fixed	$19,904	$12,040
Variable	60,183	52,576

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
December 31, 2014, 2013 and 2012
(Dollars in Thousands, Except Per Share Data)

NOTE 19 - LEGAL PROCEEDINGS

Legal proceedings involving the Company and its subsidiaries periodically arise in the ordinary course of business, including claims by debtors and their related interests against the Company’s subsidiaries following initial collection proceedings. These legal proceedings sometimes can involve claims for substantial damages.  At December 31, 2014 management is unaware of any legal proceedings for which the expected outcome would have a material adverse effect upon the consolidated financial statements of the Company.
NOTE 20 - STOCKHOLDERS’ EQUITY

The Company’s principal source of funds for dividend payments to shareholders is dividends received from the subsidiary Banks.  Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies.  Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, as defined, combined with the retained net profits of the preceding two years, subject to the capital requirements and additional restrictions as discussed below.  During 2015 the Banks could, without prior approval, declare dividends to the Company of approximately $5.5 million plus any 2015 net profits retained to the date of the dividend declaration.

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

These quantitative measures established by regulation to ensure capital adequacy require the Company and Banks to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of   December 31, 2014 the Company and the Banks meet all quantitative capital adequacy requirements to which they are subject.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012
(Dollars in Thousands, Except Per Share Data)

NOTE 20 - STOCKHOLDERS’ EQUITY (Continued)

As of December 31, 2014 and 2013, the most recent notification from each of the Banks’ primary Federal regulators categorized the subsidiary Banks as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Banks must maintain minimum Total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table.  There are no conditions or events since that notification that management believes have changed the Banks’ categories.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012
(Dollars in Thousands, Except Per Share Data)

NOTE 20 - STOCKHOLDERS’ EQUITY (Continued)

The Company’s and the subsidiary Banks’ capital amounts and ratios as of December 31, 2014 and December 31, 2013 are presented in the table below.

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
2014	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets):
Consolidated (1)	$122,432	14.6%	$67,246	8%	$84,058	10%
Premier Bank, Inc.	92,854	15.2	48,943	8	61,178	10
Citizens Deposit Bank	36,740	16.1	18,258	8	22,822	10

Tier I Capital (to Risk-Weighted Assets):
Consolidated (1)	$112,085	13.3%	$33,623	4%	$50,435	6%
Premier Bank, Inc.	85,203	13.9	24,471	4	36,707	6
Citizens Deposit Bank	34,319	15.0	9,129	4	13,693	6

Tier I Capital (to Average Assets):
Consolidated (1)	$112,085	9.1%	$49,323	4%	$61,654	5%
Premier Bank, Inc.	85,203	9.9	34,342	4	42,928	5
Citizens Deposit Bank	34,319	9.2	14,918	4	18,648	5

2013
Total Capital (to Risk-Weighted Assets):
Consolidated (1)	$128,756	18.2%	$56,685	8%	$70,857	10%
Premier Bank, Inc.	95,508	19.2	39,738	8	49,672	10
Citizens Deposit Bank	37,158	17.7	16,819	8	21,023	10

Tier I Capital (to Risk-Weighted Assets):
Consolidated (1)	$119,872	16.9%	$28,343	4%	$42,514	6%
Premier Bank, Inc.	89,274	18.0	19,869	4	29,803	6
Citizens Deposit Bank	34,591	16.5	8,409	4	12,614	6

Tier I Capital (to Average Assets):
Consolidated (1)	$119,872	11.0%	$43,495	4%	$54,369	5%
Premier Bank, Inc.	89,274	12.4	28,892	4	36,115	5
Citizens Deposit Bank	34,591	9.5	14,538	4	18,172	5

(1) Consolidated company is not subject to Prompt Corrective Action Provisions

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012
(Dollars in Thousands, Except Per Share Data)

NOTE 21 - PARENT COMPANY FINANCIAL STATEMENTS

Condensed Balance Sheets
December 31
	2014	2013
ASSETS
Cash	$4,080	$8,761
Investment in subsidiaries	153,333	151,019
Premises and equipment	165	207
Other assets	459	1,519

Total assets	$158,037	$161,506

LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$855	$766
Other borrowed funds	11,400	13,800
Total liabilities	12,255	14,566

Stockholders’ equity
Preferred stock	-	11,955
Common stock	74,568	73,589
Retained earnings	69,719	62,021
Accumulated other comprehensive income (loss)	1,495	(625)
Total stockholders’ equity	145,782	146,940

Total liabilities and stockholders’ equity	$158,037	$161,506

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012
(Dollars in Thousands, Except Per Share Data)

NOTE 21 - PARENT COMPANY FINANCIAL STATEMENTS (Continued)

Condensed Statement of Operations
Years Ended December 31
	2014	2013	2012
Income
Dividends from subsidiaries	$14,340	$9,675	$13,915
Interest and dividend income	6	12	22
Other income	2,364	1,327	1,201
Total income	16,710	11,014	15,138

Expenses
Interest expense	550	650	754
Salaries and employee benefits	2,814	2,387	2,318
Professional fees	337	290	337
Other expenses	781	781	1,053
Total expenses	4,482	4,108	4,462

Income before income taxes and equity in undistributed income of subsidiaries	12,228	6,906	10,676

Income tax (benefit)	(728)	(987)	(1,144)

Income before equity in undistributed income of subsidiaries	12,956	7,893	11,820
Equity in undistributed income (excess distributions) of subsidiaries	194	5,336	(1,497)
Net income	$13,150	$13,229	$10,323

Discount on redemption of preferred stock	-	-	905
Preferred stock dividends and accretion	(598)	(659)	(1,073)
Net income available to common stockholders	$12,552	$12,570	$10,155

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012
(Dollars in Thousands, Except Per Share Data)

NOTE 21 - PARENT COMPANY FINANCIAL STATEMENTS (Continued)

Condensed Statement of Cash Flows
Years Ended December 31
	2014	2013	2012
Cash flows from operating activities
Net income	$13,150	$13,229	$10,323
Adjustments to reconcile net income to net cash from operating activities
Depreciation	75	64	57
Stock compensation expense	248	169	181
Gain from sales of assets	(947)	(11)	-
Dividends in excess of net income of subsidiaries	-	-	1,497
Equity in undistributed earnings of subsidiaries	(194)	(5,336)	-
Change in other assets	1,060	438	24
Change in other liabilities	89	(51)	220
Net cash from operating activities	13,481	8,502	12,302

Cash flows from investing activities
Proceeds from sales of other real estate owned	947	-	-
Purchases of fixed assets, net of proceeds from asset sales	(33)	(69)	(108)
Net cash from investing activities	914	(69)	(108)

Cash flows from financing activities
Cash dividends on preferred stock	(553)	(600)	(984)
Cash dividends paid to shareholders	(4,854)	(3,524)	(1,749)
Repurchase of preferred stock	(12,000)	-	(9,237)
Proceeds from stock option exercises	731	571	192
Payments on other borrowed funds	(2,400)	(2,249)	(2,081)
Net cash from financing activities	(19,076)	(5,802)	(13,859)

Net change in cash and cash equivalents	(4,681)	2,631	(1,665)

Cash and cash equivalents at beginning of year	8,761	6,130	7,795
Cash and cash equivalents at end of year	$4,080	$8,761	$6,130

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012
(Dollars in Thousands, Except Per Share Data)

NOTE 22 - QUARTERLY FINANCIAL DATA (UNAUDITED)

	Interest	Net Interest	Net	Earnings Per Share
	Income	Income	Income	Basic	Diluted
2014
First Quarter	$13,045	$12,007	$3,670	$0.44	$0.41
Second Quarter	12,789	11,676	3,100	0.36	0.34
Third Quarter	13,526	12,426	3,151	0.36	0.34
Fourth Quarter	13,390	12,305	3,229	0.39	0.37

2013
First Quarter	$11,415	$10,140	$2,504	$0.29	$0.28
Second Quarter	12,317	11,093	3,109	0.37	0.35
Third Quarter	13,192	12,027	3,926	0.47	0.44
Fourth Quarter	11,546	10,435	3,690	0.44	0.41

In 2014, interest income varied per quarter due to a random pattern of borrowers repaying commercial loans in full.  Some of the loans paid off in full were either discounted at the time of their acquisition or were on the cost recovery method.  These loans, when paid in full, resulted in an increase in interest income as the purchase discount or any historical non-accrual interest paid was recognized immediately in income.  Also contributing to an overall increase in interest income was the acquisition of the Bank of Gassaway on April 4, 2014.  The interest income from the loans and investments of the Bank of Gassaway are included in the quarterly financial results beginning in the second quarter of 2014.  Further increasing interest income was an internal growth in loans outstanding.  As illustrated in the cash flow statement, in addition to the loans acquired via the purchase of the Bank of Gassaway, loans increased by $45.5 million in 2014 following an increase of $35.8 million in 2013.  The fluctuations and increases in interest income resulted in similar fluctuations and increases in net interest income in 2014.  During 2014, net interest income was impacted positively by interest expense savings from continually lower market interest rates related to time deposits and transaction-based deposits, more than offsetting the increase in interest expense from the acquired interest-bearing deposits and liabilities from the Bank of Gassaway.  The increase in net interest income did not carry all the way through to an increase in quarterly net income largely due to increased expenses from the operations of the Bank of Gassaway locations as well as negative provision for loan losses in the fourth quarter of 2013 and a gain on the disposition of investment securities in the fourth quarter of 2013.  First quarter 2014 net income was the highest of any quarter in 2014 due to loan payoff income as well as a negative provision for loan losses.

In 2013, interest income varied per quarter again due to a random pattern of borrowers repaying commercial loans in full.  These loans, when paid in full, resulted in an increase in interest income as the purchase discount or any historical non-accrual interest paid was recognized immediately in income, particularly illustrated by the increase in interest income in the second and third quarters of 2013.  Also contributing to an increase in interest income was an increase in loans outstanding although the overall yield on the loan portfolio decreased during the year.  The fluctuations in interest income resulted in similar fluctuations in net interest income and net income in 2013.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012
(Dollars in Thousands, Except Per Share Data)

NOTE 22 - QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued)

During 2013, net interest income was impacted positively by interest expense savings from continually lower market interest rates related to time deposits and transaction-based deposits.  Net income was also higher due to a negative provision for loan losses in the fourth quarter of 2013 resulting from the full payoff of an impaired loan during the quarter.  Non-interest expenses were generally lower in 2013 due to lower collection costs and OREO costs incurred.

NOTE 23 – PREFERRED STOCK AND COMMON STOCK WARRANT

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

Under standardized TARP Capital Purchase Program terms, cumulative dividends on the Series A Preferred Stock accrued on the liquidation preference at a rate of 5% per annum until November 14, 2014.  The Series A Preferred Stock had no maturity date and ranked senior to the Company’s common stock with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution and winding up of Premier.

Premier sought and obtained regulatory permission to participate in the U.S. Treasury’s auction to sell its investment in Premier’s Series A Preferred Stock.  In the auction, Premier successfully bid to repurchase 10,252 shares of the 22,252 outstanding shares and on August 10, 2012 the 10,252 shares were repurchased at the auction closing price of $901.03.  Premier sought and obtained regulatory permission to redeem 7,000 of the 12,000 outstanding shares at the $1,000.00 per share face value plus any accrued dividends due through but not including the redemption date of September 26, 2014.  The redemption payment included $40 of accrued and unpaid dividends to the Series A Preferred holders.  Finally, Premier sought and obtained regulatory permission to redeem the final 5,000 outstanding shares at the $1,000.00 per share face value plus any accrued dividends due through the redemption date of November 14, 2014.  The redemption payment included $63 of accrued and unpaid dividends to the Series A Preferred holders.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012
(Dollars in Thousands, Except Per Share Data)

NOTE 23 - PREFERRED STOCK AND COMMON STOCK WARRANT (Continued)

The U.S. Treasury has agreed not to exercise voting power with respect to any common stock issued to it upon exercise of the Warrant.  The common stock will be issued from authorized but unissued common stock and thus will dilute the interests of existing Premier common shareholders.  Under terms of the Warrant, the exercise price and the number of shares that can be purchased are adjusted based upon certain events including common stock dividends paid to shareholders that exceed the $0.11 per share regular quarterly dividend paid by Premier at the time the Warrant was issued.  Due to dividends paid in 2014 that were either special cash dividends or dividends that exceeded the $0.11 regular quarterly cash dividend per share defined in the terms of the Warrant, the Warrant has been adjusted as of December 31, 2014 to permit the purchase of 635,530 shares of the Company’s common stock at an exercise price of $5.25 per share. As of December 31, 2014, the Warrant has not yet been exercised.  Since the Series A Preferred Stock was disposed of by the U.S. Treasury, Premier has the right to repurchase the Warrant at its appraised value.  If Premier chooses not to repurchase the Warrant, the U.S. Treasury may liquidate the Warrant at its current market price.

NOTE 24 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The following are significant amounts reclassified out of accumulated other comprehensive income (loss) for the years ending December 31, 2014 and 2013.

Accumulated Other Comprehensive Income Component	2014	2013	Affected Line Item Where Net Income is Presented
Unrealized gains (losses) on securities available for sale arising during the period	$29	$1,413	Gain on disposition of securities
Income tax	10	481	Provision for income taxes
	$19	$932	Net of tax

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2014

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
December 31, 2014

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
December 31, 2014

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

2.6
Amended and Restated Definitive Merger Agreement among Premier Bank, Inc., Premier Financial Bancorp, Inc., Gassaway Bancshares, Inc. and Bank of Gassaway dated January 3, 2014, filed as Exhibit 2.6 to form 10-K filed on March 13, 2014 is incorporated herein by reference.

3.1(a)
Form of Articles of Incorporation of registrant (included as Exhibit 3.1 to registrant’s Registration Statement on Form S-1, Registration No. 333-1702, filed on February 28, 1996 with the Commission and incorporated herein by reference).

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2014

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
December 31, 2014

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
December 31, 2014

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
December 31, 2014

Exhibit Number	Description of Document
10.32
Change in Terms Agreement between Premier Financial Bancorp, Inc. and First Guaranty Bank, Hammond, Louisiana, dated April 24, 2013 related to the Line of Credit filed as Exhibit 10.2 to form 8-K filed April 30, 2013, is incorporated herein by reference.

10.33
Line of Credit Renewal Agreement between Premier Financial Bancorp, Inc. and The Bankers’ Bank of Kentucky, Inc. dated September 7, 2013 filed as Exhibit 10.4 to form 8-K filed September 11, 2013, is incorporated herein by reference.

10.34
Line of Credit Renewal Agreement between Premier Financial Bancorp, Inc. and The Bankers’ Bank of Kentucky, Inc. dated September 7, 2014 filed as Exhibit 10.4 to form 8-K filed October 10, 2014, is incorporated herein by reference.

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
December 31, 2014

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PREMIER FINANCIAL BANCORP, INC.

By: /s/ Robert W. Walker, President
Robert W. Walker, President

Date: March 16, 2015

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ Robert W. Walker	Principal Executive and Director	March 16, 2015
Robert W. Walker

/s/ Brien M. Chase	Principal Financial and Accounting Officer	March 16, 2015
Brien M. Chase

/s/ Toney K. Adkins	Director	March 10, 2015
Toney K. Adkins

/s/ Harry M. Hatfield	Director	March 10, 2015
Harry M. Hatfield

/s/ Lloyd G. Jackson II	Director	March 10, 2015
Lloyd G. Jackson II

/s/ Philip E. Cline	Director	March 10, 2015
Philip E. Cline

/s/ Keith F. Molihan	Director	March 10, 2015
Keith F. Molihan

/s/ Marshall T. Reynolds	Chairman of the Board	March 10, 2015
Marshall T. Reynolds

/s/ Neal Scaggs	Director	March 10, 2015
Neal Scaggs

/s/ Thomas W. Wright	Director	March 10, 2015
Thomas W. Wright