Form 10-Q
period 2015-03-31
PREMIER FINANCIAL BANCORP INC
filed 2015-05-11
CIK 887919

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Common stock, no par value, – 8,152,889 shares outstanding at April 29, 2015

PREMIER FINANCIAL BANCORP, INC.
MARCH 31, 2015

PREMIER FINANCIAL BANCORP, INC.
MARCH 31, 2015

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

The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America or those normally made in the registrant’s annual report on Form 10-K.  Accordingly, the reader of the Form 10-Q may wish to refer to the registrant’s Form 10-K for the year ended December 31, 2014 for further information in this regard.

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2015 AND DECEMBER 31, 2014
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	(UNAUDITED)
	2015	2014
ASSETS
Cash and due from banks	$31,724	$35,147
Interest bearing bank balances	54,092	35,251
Federal funds sold	24,417	4,986
Cash and cash equivalents	110,233	75,384
Securities available for sale	225,137	229,750
Loans held for sale	633	226
Loans	872,114	879,711
Allowance for loan losses	(10,170)	(10,347)
Net loans	861,944	869,364
Federal Home Loan Bank stock, at cost	2,996	2,996
Premises and equipment, net	20,384	21,384
Real estate and other property acquired through foreclosure	12,279	12,208
Interest receivable	3,105	3,219
Goodwill	33,796	33,796
Other intangible assets	2,809	3,033
Other assets	790	1,464
Total assets	$1,274,106	$1,252,824

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Non-interest bearing	$256,974	$252,828
Time deposits, $250,000 and over	65,396	66,216
Other interest bearing	767,428	756,199
Total deposits	1,089,798	1,075,243
Securities sold under agreements to repurchase	18,099	15,580
Other borrowed funds	11,115	11,722
Interest payable	386	434
Other liabilities	5,830	4,063
Total liabilities	1,125,228	1,107,042

Stockholders' equity
Common stock, no par value; 20,000,000 shares authorized; 8,150,223 shares issued and outstanding at March 31, 2015, and 8,142,056 shares issued and outstanding at December 31, 2014	74,718	74,568
Retained earnings	71,803	69,719
Accumulated other comprehensive income	2,357	1,495
Total stockholders' equity	148,878	145,782
Total liabilities and stockholders' equity	$1,274,106	$1,252,824

See Accompanying Notes to Consolidated Financial Statements

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended March 31,
	2015	2014
Interest income
Loans, including fees	$11,665	$11,663
Securities available for sale
Taxable	1,257	1,315
Tax-exempt	55	35
Federal funds sold and other	36	32
Total interest income	13,013	13,045

Interest expense
Deposits	916	887
Repurchase agreements and other	10	7
Other borrowings	123	144
Total interest expense	1,049	1,038

Net interest income	11,964	12,007
Provision (credit) for loan losses	69	(310)
Net interest income after provision for loan losses	11,895	12,317

Non-interest income
Service charges on deposit accounts	878	739
Electronic banking income	644	495
Secondary market mortgage income	38	19
Other	145	128
	1,705	1,381
Non-interest expenses
Salaries and employee benefits	4,341	3,984
Occupancy and equipment expenses	1,327	1,153
Outside data processing	1,096	869
Professional fees	129	536
Taxes, other than payroll, property and income	196	152
Write-downs, expenses, sales of other real estate owned, net	342	94
Amortization of intangibles	225	144
FDIC insurance	215	201
Other expenses	921	896
	8,792	8,029
Income before income taxes	4,808	5,669
Provision for income taxes	1,666	1,999

Net income	$3,142	$3,670

Preferred stock dividends and accretion	-	(165)
Net income available to common stockholders	$3,142	$3,505

Net income per share:
Basic	$0.39	$0.44
Diluted	0.36	0.41

See Accompanying Notes to Consolidated Financial Statements

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended March 31,
	2015	2014
Net income	$3,142	$3,670

Other comprehensive income:
Unrealized gains arising during the period	1,306	2,718
Reclassification of realized amount	-	-
Net change in unrealized gain on securities	1,306	2,718
Less tax impact	(444)	(924)
Other comprehensive income	862	1,794

Comprehensive income	$4,004	$5,464

See Accompanying Notes to Consolidated Financial Statements

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(UNAUDITED, DOLLARS IN THOUSANDS)

	2015	2014
Cash flows from operating activities
Net income	$3,142	$3,670
Adjustments to reconcile net income to net cash from operating activities
Depreciation	420	321
Provision (credit) for loan losses	69	(310)
Amortization (accretion), net	58	78
OREO writedowns (gains on sales), net	177	(54)
Stock compensation expense	139	42
Loans originated for sale	(1,679)	(1,631)
Secondary market loans sold	1,308	806
Secondary market income	(38)	(19)
Changes in :
Interest receivable	114	221
Other assets	544	510
Interest payable	(48)	(49)
Other liabilities	523	1,686
Net cash from operating activities	4,729	5,271

Cash flows from investing activities
Purchases of securities available for sale	(8,757)	(12,268)
Proceeds from maturities and calls of securities available for sale	15,350	8,818
Redemption of FHLB stock	-	200
Net change in loans	6,587	1,437
Purchases of premises and equipment, net	(180)	(16)
Improvements to OREO property	-	(242)
Proceeds from sales of other real estate acquired through foreclosure	1,652	1,366
Net cash from investing activities	14,652	(705)

Cash flows from financing activities
Net change in deposits	14,603	15,830
Net change in agreements to repurchase securities	2,519	(829)
Repayment of other borrowed funds	(607)	(600)
Proceeds from stock option exercises	11	63
Common stock dividends paid	(1,058)	(1,850)
Preferred stock dividends paid	-	(150)
Net cash from financing activities	15,468	12,464

Net change in cash and cash equivalents	34,849	17,030

Cash and cash equivalents at beginning of period	75,384	76,761

Cash and cash equivalents at end of period	$110,233	$93,791

See Accompanying Notes to Consolidated Financial Statements

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(UNAUDITED, DOLLARS IN THOUSANDS)

	2015	2014
Supplemental disclosures of cash flow information:
Cash paid during period for interest	$1,097	$1,088

Cash paid during period for income taxes	-	260

Loans transferred to real estate acquired through foreclosure	1,140	804

See Accompanying Notes to Consolidated Financial Statements

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Premier Financial Bancorp, Inc. (the Company) and its wholly owned subsidiaries (the “Banks”):

				March 31, 2015
		Year	Total	Net Income
Subsidiary	Location	Acquired	Assets	Qtr
Citizens Deposit Bank & Trust	Vanceburg, Kentucky	1991	$388,304	$1,014
Premier Bank, Inc.	Huntington, West Virginia	1998	880,024	2,573
Parent and Intercompany Eliminations			5,778	(445)
Consolidated Total			$1,274,106	$3,142

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  2 –SECURITIES

Amortized cost and fair value of investment securities, by category, at March 31, 2015 are summarized as follows:

2015	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
Mortgage-backed securities
U. S. sponsored agency MBS - residential	$58,377	$1,165	$(4)	$59,538
U. S. sponsored agency CMO’s - residential	134,321	2,526	(499)	136,348
Total mortgage-backed securities of government sponsored agencies	192,698	3,691	(503)	195,886
U. S. government sponsored agency securities	18,494	106	-	18,600
Obligations of states and political subdivisions	10,374	277	-	10,651
Total available for sale	$221,566	$4,074	$(503)	$225,137

Amortized cost and fair value of investment securities, by category, at December 31, 2014 are summarized as follows:

2014	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
Mortgage-backed securities
U. S. sponsored agency MBS - residential	$52,006	$774	$-	$52,780
U. S. sponsored agency CMO’s - residential	142,932	2,167	(911)	144,188
Total mortgage-backed securities of government sponsored agencies	194,938	2,941	(911)	196,968
U. S. government sponsored agency securities	22,553	30	(57)	22,506
Obligations of states and political subdivisions	10,015	261	-	10,276
Total available for sale	$227,486	$3,232	$(968)	$229,750

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  2–SECURITIES - continued

The amortized cost and fair value of securities at March 31, 2015 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available for sale
Due in one year or less	$3,795	$3,822
Due after one year through five years	20,574	20,816
Due after five years through ten years	3,833	3,918
Due after ten years	666	695
Mortgage-backed securities of government sponsored agencies	192,698	195,886
Total available for sale	$221,566	$225,137

There were no sales of securities during the first three months of 2015 nor the first three months of 2014.

Securities with unrealized losses at March 31, 2015 aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S government sponsored agency MBS – residential	$1,805	$(4)	$-	$-	$1,805	$(4)
U.S government sponsored agency CMO – residential	4,932	(27)	21,092	(472)	26,024	(499)
Total temporarily impaired	$6,737	$(31)	$21,092	$(472)	$27,829	$(503)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  2–SECURITIES - continued

Securities with unrealized losses at December 31, 2014 aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S government sponsored agency securities	$9,971	$(57)	$-	$-	$9,971	$(57)
U.S government sponsored agency CMO’s – residential	5,194	(52)	26,471	(859)	31,665	(911)
Total temporarily impaired	$15,165	$(109)	$26,471	$(859)	$41,636	$(968)

The investment portfolio is predominately high credit quality interest-bearing bonds with defined maturity dates backed by the U.S. Government or Government sponsored entities.  The unrealized losses at March 31, 2015 and December 31, 2014 are price changes resulting from changes in the interest rate environment and are considered to be temporary declines in the value of the securities.  Management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery.  Their fair value is expected to recover as the bonds approach their maturity date and/or market conditions improve.

NOTE  3 - LOANS

Major classifications of loans at March 31, 2015 and December 31, 2014 are summarized as follows:

	2015	2014
Residential real estate	$277,825	$278,212
Multifamily real estate	28,971	30,310
Commercial real estate:
Owner occupied	124,918	120,861
Non owner occupied	224,566	230,750
Commercial and industrial	81,113	85,943
Consumer	31,182	32,745
All other	103,539	100,890
	$872,114	$879,711

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

Activity in the allowance for loan losses by portfolio segment for the three months ended  March 31, 2015 was as follows:

Loan Class	Balance Dec 31, 2014	Provision (credit) for loan losses	Loans charged-off	Recoveries	Balance March 31, 2015

Residential real estate	$2,093	$154	$74	$23	$2,196
Multifamily real estate	304	(17)	-	-	287
Commercial real estate:
Owner occupied	1,501	(11)	2	1	1,489
Non owner occupied	2,316	8	-	-	2,324
Commercial and industrial	1,444	165	161	2	1,450
Consumer	243	18	54	34	241
All other	2,446	(248)	59	44	2,183
Total	$10,347	$69	$350	$104	$10,170

Activity in the allowance for loan losses by portfolio segment for the three months ended  March 31, 2014 was as follows:

Loan Class	Balance Dec 31, 2013	Provision (credit) for loan losses	Loans charged-off	Recoveries	Balance March 31, 2014

Residential real estate	$2,694	$(427)	$19	$2	$2,250
Multifamily real estate	417	(120)	-	-	297
Commercial real estate:
Owner occupied	1,407	71	1	-	1,477
Non owner occupied	2,037	648	300	-	2,385
Commercial and industrial	2,184	(596)	63	2	1,527
Consumer	297	(70)	26	19	220
All other	1,991	184	37	50	2,188
Total	$11,027	$(310)	$446	$73	$10,344

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

Purchased Impaired Loans

The Company holds purchased loans for which there was, at their acquisition date, evidence of deterioration of credit quality since their origination and it was probable, at acquisition, that all contractually required payments would not be collected.  The carrying amount of those loans is as follows at March 31, 2015 and December 31, 2014.

	2015	2014
Multifamily real estate	$479	$497
Commercial real estate
Owner occupied	131	131
Non owner occupied	5,658	5,695
Commercial and industrial	133	136
All other	5,146	5,128
Total carrying amount	$11,547	$11,587
Contractual principal balance	$21,215	$21,250

Carrying amount, net of allowance	$10,599	$10,639

For those purchased loans disclosed above, the Company did not increase the allowance for loan losses for the three-months ended March 31, 2015, nor did it increase the allowance for loan losses for purchased impaired loans during the three-months ended March 31, 2014.

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

During 2015 and 2014, the Company determined that the cash flows from borrowers on a limited number of purchased loans could be reasonably estimated.  As such, a portion of the non-accretable difference was reclassified to accretable yield and is being recognized as interest income over the remaining life of the loan(s).

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

The accretable yield, or income expected to be collected, on the purchased loans above is as follows at March 31, 2015 and March 31, 2014.

	2015	2014
Balance at January 1	$204	$217
New loans purchased	-	-
Accretion of income	(5)	(3)
Reclassifications from non-accretable difference	-	-
Disposals	-	-
Balance at December 31	$199	$214

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

Past Due and Non-performing Loans

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of March 31, 2015 and December 31 2014.  The recorded investment in non-accrual loans is less than the principal owed on non-accrual loans due to discounts applied to the carrying value of the loan at time of their acquisition and interest payments made by the borrower which have been used to reduce the recorded investment in the loan rather than recognized as interest income.

March 31, 2015	Principal Owed on Non-accrual Loans	Recorded Investment in Non-accrual Loans	Loans Past Due Over 90 Days, still accruing

Residential real estate	$2,598	$2,094	$1,060
Multifamily real estate	1,801	1,018	173
Commercial real estate
Owner occupied	989	831	-
Non owner occupied	1,988	1,757	-
Commercial and industrial	1,761	663	563
Consumer	208	181	-
All other	12,633	5,199	-
Total	$21,978	$11,743	$1,796

December 31, 2014	Principal Owed on Non-accrual Loans	Recorded Investment in Non-accrual Loans	Loans Past Due Over 90 Days, still accruing

Residential real estate	$1,996	$1,768	$668
Multifamily real estate	1,803	1,033	564
Commercial real estate
Owner occupied	2,115	1,928	-
Non owner occupied	2,020	1,819	26
Commercial and industrial	2,012	806	8
Consumer	213	185	-
All other	12,608	5,173	-
Total	$22,767	$12,712	$1,266

Nonaccrual loans and impaired loans are defined differently. Some loans may be included in both categories, and some may only be included in one category. Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

The following table presents the aging of the recorded investment in past due loans as of      March 31, 2015 by class of loans:

Loan Class	Total Loans	30-89 Days Past Due	Greater than 90 days past due	Total Past Due	Loans Not Past Due

Residential real estate	$277,825	$5,197	$2,248	$7,445	$270,380
Multifamily real estate	28,971	1,126	712	1,838	27,133
Commercial real estate:
Owner occupied	124,918	2,217	453	2,670	122,248
Non owner occupied	224,566	1,827	1,757	3,584	220,982
Commercial and industrial	81,113	279	1,115	1,394	79,719
Consumer	31,182	414	76	490	30,692
All other	103,539	277	5,199	5,476	98,063
Total	$872,114	$11,337	$11,560	$22,897	$849,217

The following table presents the aging of the recorded investment in past due loans as of December 31, 2014 by class of loans:

Loan Class	Total Loans	30-89 Days Past Due	Greater than 90 days past due	Total Past Due	Loans Not Past Due

Residential real estate	$278,212	$5,810	$1,706	$7,516	$270,696
Multifamily real estate	30,310	177	1,100	1,277	29,033
Commercial real estate:
Owner occupied	120,861	250	1,530	1,780	119,081
Non owner occupied	230,750	2,173	1,670	3,843	226,907
Commercial and industrial	85,943	1,720	608	2,328	83,615
Consumer	32,745	497	71	568	32,177
All other	100,890	234	5,127	5,361	95,529
Total	$879,711	$10,861	$11,812	$22,673	$857,038

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2015:
	Allowance for Loan Losses				Loan Balances
Loan Class	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total

Residential real estate	$-	$2,196	$-	$2,196	$133	$277,692	$-	$277,825
Multifamily real estate	-	287	-	287	2,082	26,410	479	28,971
Commercial real estate:
Owner occupied	69	1,420	-	1,489	901	123,886	131	124,918
Non-owner occupied	33	2,291	-	2,324	4,727	214,181	5,658	224,566
Commercial and industrial	359	1,043	48	1,450	975	80,005	133	81,113
Consumer	-	241	-	241	-	31,182	-	31,182
All other	-	1,283	900	2,183	1,008	97,385	5,146	103,539
Total	$461	$8,761	$948	$10,170	$9,826	$850,741	$11,547	$872,114

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

The following table presents loans individually evaluated for impairment by class of loans as of March 31, 2015.  The table includes $5,673,000 of loans acquired with deteriorated credit quality that the Company cannot reasonably estimate cash flows such that they are accounted for on the cost recovery method and are still individually evaluated for impairment.

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Residential real estate	$175	$133	$-
Multifamily real estate	3,343	2,561	-
Commercial real estate
Owner occupied	549	486	-
Non owner occupied	4,336	4,105	-
Commercial and industrial	1,325	548	-
All other	1,044	1,008	-
	10,772	8,841	-
With an allowance recorded:
Commercial real estate
Owner occupied	415	415	69
Non-owner occupied	622	622	33
Commercial and industrial	747	475	407
All other	12,543	5,146	900
	14,327	6,658	1,409
Total	$25,099	$15,499	$1,409

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2014.  The table includes $5,673,000 of loans acquired with deteriorated credit quality that the Company cannot reasonably estimate cash flows such that they are accounted for on the cost recovery method and are still individually evaluated for impairment.

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

The following table presents the average balance of loans individually evaluated for impairment and interest income recognized on these loans for the three months ended March 31, 2015 and March 31, 2014.   The table includes loans acquired with deteriorated credit quality that are still individually evaluated for impairment.

	Three months ended March 31, 2015			Three months ended March 31, 2014
Loan Class	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized

Residential real estate	$135	$1	$1	$2,676	$34	$34
Multifamily real estate	1,796	-	-	2,708	708	708
Commercial real estate:
Owner occupied	1,457	9	8	2,262	16	11
Non-owner occupied	4,800	48	48	1,097	627	627
Commercial and industrial	987	4	4	2,967	335	335
All other	6,195	16	11	7,774	44	44
Total	$15,370	$78	$72	$19,484	$1,765	$1,759

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

The following table presents TDR’s as of March 31, 2015 and December 31, 2014:

March 31, 2015	TDR’s on Non-accrual	Other TDR’s	Total TDR’s

Residential real estate	$13	$187	$200
Multifamily real estate	-	1,543	1,543
Commercial real estate
Non owner occupied	-	469	469
Commercial and industrial	-	427	427
All other	-	963	963
Total	$13	$3,589	$3,602

December 31, 2014	TDR’s on Non-accrual	Other TDR’s	Total TDR’s

Residential real estate	$13	$191	$204
Commercial real estate
Non owner occupied	-	474	474
Commercial and industrial	-	761	761
All other	-	1,063	1,063
Total	$13	$2,489	$2,502

At March 31, 2015 and December 31, 2014 there were no specific reserves allocated to loans that had restructured terms.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

The following table presents TDR’s that occurred during the three months ended March 31, 2015.  There were no TDR’s that occurred during the three months ended March 31, 2014.

	Three months ended March 31, 2015
Loan Class	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Multifamily Real Estate	1	$1,543	$1,543
Total	1	$1,543	$1,543

The modification of the multifamily residential real estate loan did not include a permanent reduction of the recorded investment in the loan and did not increase the allowance for loan losses during the period ended March 31, 2015.  The modification included a lengthening of the amortization period and reduction in the stated interest rate, however the maturity date was reduced to the end of a fifteen month forbearance period with a balloon payment due at maturity.

During the three months ended March 31, 2015 and the three months ended March 31, 2014, there were no TDR’s for which there as a payment default within twelve months following the modification.

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

As of March 31, 2015, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

Loan Class	Pass	Special Mention	Substandard	Doubtful	Total Loans

Residential real estate	$265,445	$7,339	$5,028	$13	$277,825
Multifamily real estate	24,316	2,094	2,561	-	28,971
Commercial real estate:
Owner occupied	116,104	6,327	2,487	-	124,918
Non-owner occupied	212,908	6,734	4,924	-	224,566
Commercial and industrial	78,958	844	1,259	52	81,113
Consumer	30,794	289	99	-	31,182
All other	95,605	1,177	6,757	-	103,539
Total	$824,130	$24,804	$23,115	$65	$872,114

As of December 31, 2014, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

Loan Class	Pass	Special Mention	Substandard	Doubtful	Total Loans

Residential real estate	$265,285	$8,292	$4,622	$13	$278,212
Multifamily real estate	27,260	2,017	1,033	-	30,310
Commercial real estate:
Owner occupied	111,024	6,505	3,332	-	120,861
Non-owner occupied	218,971	6,652	5,127	-	230,750
Commercial and industrial	83,634	1,007	1,275	27	85,943
Consumer	32,364	267	114	-	32,745
All other	89,173	4,873	6,844	-	100,890
Total	$827,711	$29,613	$22,347	$40	$879,711

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  4- STOCKHOLDERS’ EQUITY AND REGULATORY MATTERS

The Company’s principal source of funds for dividend payments to shareholders is dividends received from the subsidiary Banks.  Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies.  Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, as defined, combined with the retained net profits of the preceding two years, subject to the capital requirements and additional restrictions as discussed below.  During 2015 the Banks could, without prior approval, declare dividends to Premier of approximately $5.5 million plus any 2015 net profits retained to the date of the dividend declaration.

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

These quantitative measures established by regulation to ensure capital adequacy require the Company and Banks to maintain minimum amounts and ratios (set forth in the following table) of Common Equity Tier 1 Capital, Tier 1 Capital and Total Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 Capital (as defined) to average assets (as defined).  The Common Equity Tier 1 Capital measurement became effective with the March 31, 2015 reporting period.  Management believes, as of March 31, 2015 the Company and the Banks meet all quantitative capital adequacy requirements to which they are subject.

Shown below is a summary of regulatory capital ratios for the Company:
	Mar 31, 2015	December 31, 2014	Regulatory Minimum Requirements (1)	To Be Considered Well Capitalized (1)
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	13.2%	n/a	4.5%	6.5%
Tier 1 Capital (to Risk-Weighted Assets) (1)	13.2%	13.3%	6.0%	8.0%
Total Capital (to Risk-Weighted Assets)	14.4%	14.6%	8.0%	10.0%
Tier 1 Capital (to Average Assets)	9.4%	9.1%	4.0%	5.0%
(1) The regulatory requirements presented in the table are effective as of January 1, 2015. At December 31, 2014, the minimum Tier 1 capital to risk-weighted assets ratio was 4.0% and to be considered well capitalized the ratio was required to be at least 6.0%

As of March 31, 2015, the most recent notification from each of the Banks’ primary Federal regulators categorized the subsidiary Banks as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Banks must maintain minimum Common Equity Tier 1 risk-based, Tier 1 risk-based, Total risk-based and Tier 1 leverage ratios as set forth in the preceding table.  There are no conditions or events since that notification that management believes have changed the Banks’ categories.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  5 – PREFERRED STOCK AND COMMON STOCK WARRANT

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

Under standardized TARP Capital Purchase Program terms, cumulative dividends on the Series A Preferred Stock accrued on the liquidation preference at a rate of 5% per annum until November 14, 2014.  As of November 14, 2014, all of the 22,252 shares of the Series A Preferred Stock has been repurchased or redeemed.  The Series A Preferred Stock had no maturity date and ranked senior to the Company’s common stock with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution and winding up of Premier.

The U.S. Treasury has agreed not to exercise voting power with respect to any common stock issued to it upon exercise of the Warrant.  The common stock will be issued from authorized but unissued common stock and thus will dilute the interests of existing Premier common shareholders.  Under terms of the Warrant, the exercise price and the number of shares that can be purchased are adjusted based upon certain events including common stock dividends paid to shareholders that exceed the $0.11 per share regular quarterly dividend paid by Premier at the time the Warrant was issued.  Due to dividends paid in 2015 and 2014 that were either special cash dividends or dividends that exceeded the $0.11 regular quarterly cash dividend per share defined in the terms of the Warrant, the Warrant has been adjusted as of March 31, 2015 to permit the purchase of 636,378 shares of the Company’s common stock at an exercise price of $5.25 per share. As of March 31, 2015, the Warrant has not yet been exercised.  Since the Series A Preferred Stock was disposed of by the U.S. Treasury, Premier has the right to repurchase the Warrant at its appraised value.  If Premier chooses not to repurchase the Warrant, the U.S. Treasury may liquidate the Warrant at its current market price.

See Note 9 for additional information on the Premier’s purchase of the Warrant.

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

On March 18, 2015, 47,650 incentive stock options were granted out of the 2012 Long Term Incentive Plan at an exercise price of $14.72, the closing market price of Premier’s common stock on the grant date.  These options vest in three equal annual installments ending on March 18, 2018.  On March 19, 2014, 46,300 incentive stock options were granted out of the 2012 Long Term Incentive Plan at an exercise price of $14.43, the closing market price of Premier’s common stock on the grant date.  These options vest in three equal annual installments ending on   March 19, 2017.

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

	2015	2014
Risk-free interest rate	1.41%	2.78%
Expected option life (yrs)	5.00	10.00
Expected stock price volatility	17.20%	31.19%
Dividend yield	3.53%	3.33%
Weighted average fair value of options granted during the year	$1.37	$3.74

The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield in effect at the time of the grant.  The expected option life for the 2015 grant was based upon the weighted-average life of options exercised from January 1, 2012 through December 31, 2014.  The expected option life for the 2014 grant was estimated since there had been little option exercise history at the time of the grant.  The expected stock price volatility is based on historical volatilities of the Company’s common stock.  The dividend yield was estimated by annualizing the current quarterly dividend on the Company’s common stock at the time of the option grant.

On March 18, 2015, 7,000 shares of Premier’s common stock were granted to President and CEO, Robert W. Walker as stock-based bonus compensation under the 2012 Long-term Incentive Plan.  The fair value of the stock at the time of the grant was $14.72 per share based upon the closing price of Premier’s stock on the date of grant and $103,000 of stock-based compensation was recorded as a result.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  6 – STOCK COMPENSATION EXPENSE - continued

Compensation expense of $139,000 was recorded for the first three months of 2015 while $42,000 was recorded for the first three months of 2014.  Stock-based compensation expense is recognized ratably over the requisite vesting period for all awards. Unrecognized stock-based compensation expense related to stock options totaled $134,000 at March 31, 2015. This unrecognized expense is expected to be recognized over the next 35 months based on the vesting periods of the options.

A summary of the Company’s stock option activity and related information is presented below for the three months ended March 31:

	- - - - - - 2015 - - - - - -		- - - - - - 2014 - - - - - -
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	273,942	$11.06	354,281	$9.84
Grants	47,650	14.72	46,300	14.43
Exercises	(1,167)	9.15	(8,701)	7.24
Forfeitures or expired	(3,833)	12.24	(2,001)	9.30
Outstanding at March 31,	316,592	$11.61	389,879	$10.45

Exercisable at March 31,	224,958		278,228
Weighted average remaining life of options outstanding	6.4		6.4
Weighted average fair value of options granted during the year	$1.37		$3.74

Options outstanding at period-end are expected to fully vest.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  6 – STOCK COMPENSATION EXPENSE - continued

Additional information regarding stock options outstanding and exercisable at March 31, 2015, is provided in the following table:

	- - - - - - - - Outstanding - - - - - - - -			- - - - - - - - Currently Exercisable - - - - - - - -
Range of Exercise Prices	Number	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value

$6.50 to $10.00	113,482	$7.56	$871	113,482	6.2	$7.56	$871
$10.01 to $12.50	40,500	11.39	156	26,374	8.0	11.39	101
$12.51 to $15.00	139,110	14.22	139	61,602	4.0	13.75	91
$15.01 to $17.50	23,500	16.00	-	23,500	0.9	16.00	-
Outstanding - Mar 31, 2015	316,592	11.61	$1,166	224,958	5.2	10.58	$1,063

NOTE  7 – EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the earnings per common share and earnings per common share assuming dilution computations for the three months ended   March 31, 2015 and 2014 is presented below:

	Three Months Ended March 31,
	2015	2014
Basic earnings per share
Income available to common stockholders	$3,142	$3,505
Weighted average common shares outstanding	8,143,326	8,043,213
Earnings per share	$0.39	$0.44

Diluted earnings per share
Income available to common stockholders	$3,142	$3,505
Weighted average common shares outstanding	8,143,326	8,043,213
Add dilutive effects of potential additional common stock	488,900	506,943
Weighted average common and dilutive potential common shares outstanding	8,632,226	8,550,156
Earnings per share assuming dilution	$0.36	$0.41

Stock options for 23,500 and 69,800 shares of common stock were not considered in computing diluted earnings per share for the three months ended March 31, 2015 and 2014 because they were antidilutive.

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  8 – FAIR VALUE - continued

The carrying amounts and estimated fair values of financial instruments at March 31, 2015 were as follows:

		Fair Value Measurements at March 31, 2015 Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and due from banks	$85,816	$85,816	$-	$-	$85,816
Federal funds sold	24,417	24,417	-	-	24,417
Securities available for sale	225,137	-	225,137	-	225,137
Loans held for sale	633	-	-	633	633
Loans, net	861,944	-	-	865,188	865,188
Federal Home Loan Bank stock	2,996	n/a	n/a	n/a	n/a
Interest receivable	3,105	-	621	2,484	3,105

Financial liabilities
Deposits	$(1,089,798)	$(731,723)	$(357,997)	$-	$(1,089,720)
Securities sold under agreements to repurchase	(18,099)	-	(18,099)	-	(18,099)
Other borrowed funds	(11,115)	-	(11,127)	-	(11,127)
Interest payable	(386)	(6)	(380)	-	(386)

The carrying amounts and estimated fair values of financial instruments at December 31, 2014 were as follows:

		Fair Value Measurements at December 31, 2014 Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and due from banks	$70,398	$70,398	$-	$-	$70,398
Federal funds sold	4,986	4,986	-	-	4,986
Securities available for sale	229,750	-	229,610	140	229,750
Loans held for sale	226	-	-	226	226
Loans, net	869,364	-	-	870,273	870,273
Federal Home Loan Bank stock	2,996	n/a	n/a	n/a	n/a
Interest receivable	3,219	-	625	2,594	3,219

Financial liabilities
Deposits	$(1,075,243)	$(711,118)	$(363,481)	$-	$(1,074,599)
Securities sold under agreements to repurchase	(15,580)	-	(15,580)	-	(15,580)
Other borrowed funds	(11,722)	-	(11,760)	-	(11,760)
Interest payable	(434)	(6)	(428)	-	(434)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  8 – FAIR VALUE - continued

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at March 31, 2015 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale
Mortgage-backed securities
U. S. agency MBS - residential	$59,538	$-	$59,538	$-
U. S. agency CMO’s - residential	136,348	-	136,348	-
Total mortgage-backed securities of government sponsored agencies	195,886	-	195,886	-
U. S. government sponsored agency securities	18,600	-	18,600	-
Obligations of states and political subdivisions	10,651	-	10,651	-
Total available for sale	$225,137	$-	$225,137	$-

		Fair Value Measurements at December 31, 2014 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale
Mortgage-backed securities
U. S. agency MBS - residential	$52,780	$-	$52,780	$-
U. S. agency CMO’s	144,188	-	144,188	-
Total mortgage-backed securities of government sponsored agencies	196,968	-	196,968	-
U. S. government sponsored agency securities	22,506	-	22,506	-
Obligations of states and political subdivisions	10,276	-	10,136	140
Total securities available for sale	$229,750	$-	$229,610	$140
Mortgage-backed securities

There were no transfers between Level 1 and Level 2 during 2015 or 2014.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  8 – FAIR VALUE - continued

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarter ended March 31, 2015:

Securities Available-for-sale
Quarter Ended March 31, 2015
Balance of recurring Level 3 assets at beginning of period	$140
Total gains or losses (realized/unrealized):
Included in earnings – realized	-
Included in earnings – unrealized	-
Included in other comprehensive income	-
Purchases, sales, issuances and settlements, net	(140)
Transfers in and/or out of Level 3	-
Balance of recurring Level 3 assets at period-end	$-

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  8 – FAIR VALUE - continued

Assets and liabilities measured at fair value on a non-recurring basis at March 31, 2015 are summarized below:

		Fair Value Measurements at March 31, 2015 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Commercial real estate
Owner occupied	$346	-	-	$346
Non-owner occupied	589	-	-	589
Commercial and industrial	68	-	-	68
All other	4,246	-	-	4,246
Total impaired loans	$5,249	$-	$-	$5,249

Other real estate owned:
Commercial real estate
Non-owner occupied	$2,003	-	-	$2,003
All other	7,711	-	-	7,711
Total OREO	$9,714	$-	$-	$9,714

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $6,658,000 at March 31, 2015 with a valuation allowance of $1,409,000 and a carrying amount of $7,200,000 at December 31, 2014 with a valuation allowance of $1,400,000 resulting in a provision for loan losses of $9,000 for the three months ended March 31, 2015, compared to a $1,437,000 negative provision for loan losses for the three months ended March 31, 2014.  The detail of impaired loans by loan class is contained in Note 3 above.

Other real estate owned measured at fair value less costs to sell, had a net carrying amount of $9,714,000 which is made up of the outstanding balance of $11,759,000 net of a valuation allowance of $2,145,000 at March 31, 2015.  There were $50,000 of write downs during the three months ended March 31, 2015, and no additional write downs during the three months ended March 31, 2014.  At December 31, 2014, other real estate owned had a net carrying amount of $10,206,000, made up of the outstanding balance of $12,343,000, net of a valuation allowance of $2,137,000.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  8 – FAIR VALUE - continued

The significant unobservable inputs related to assets and liabilities measured at fair value on a non-recurring basis at March 31, 2015 are summarized below:

	March 31, 2015	Valuation Techniques	Unobservable Inputs	Range (Weighted Avg)
Impaired loans:
Commercial real estate
Owner occupied	346	sales comparison	adjustment for limited salability of specialized property	65.5%-72.4%(52.4%)
Non-owner occupied	589	sales comparison	adjustment for limited salability of specialized property	41.1%-41.1%(41.1%)
Commercial and industrial	68	sales comparison	adjustment for limited salability of specialized property	8.0%-8.0%(8.0%)
All other	4,246	sales comparison	adjustment for percentage of completion of construction	57.2%-57.2%(57.2%)
Total impaired loans	5,249

Other real estate owned:
Commercial real estate
Non-owner occupied	2,003	sales comparison	adjustment for differences between the comparable sales	17.2%-17.2%(17.2%)
All other	7,711	sales comparison	adjustment for estimated realizable value	24.6%-67.4%(25.0%)
Total OREO	$9,714

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  8 – FAIR VALUE - continued

Assets and liabilities measured at fair value on a non-recurring basis at December 31, 2014 are summarized below:

		Fair Value Measurements at December 31, 2014 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Commercial real estate
Owner occupied	600	-	-	600
Non-owner occupied	630	-	-	630
Commercial and industrial	341	-	-	341
All other	4,229	-	-	4,229
Total impaired loans	5,800	$-	$-	$5,800

Other real estate owned:
Commercial real estate
Non-owner occupied	2,003	-	-	2,003
All other	8,203	-	-	8,203
Total OREO	$10,206	$-	$-	$10,206

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  9 – SUBSEQUENT EVENT

On May 6, 2015, Premier purchased the Warrant from the U.S. Treasury for $5,675,000.  Premier borrowed $4,000,000 on its line of credit with the Bankers Bank of Kentucky and used $1,675,000 of its cash and cash equivalents to complete the purchase.  The purchase reduces shareholders’ equity and regulatory capital by the $5,675,000 purchase price but will reduce the dilutive effect of potential additional common shares by approximately 415,000 shares.

Shown below is a summary of the pro forma March 31, 2015 regulatory capital ratios for the Company assuming the purchase of Warrant.
	Pro Forma Mar 31, 2015	Regulatory Minimum Requirements	To Be Considered Well Capitalized
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	12.6%	4.5%	6.5%
Tier 1 Capital (to Risk-Weighted Assets)	12.6%	6.0%	8.0%
Total Capital (to Risk-Weighted Assets)	13.8%	8.0%	10.0%
Tier 1 Capital (to Average Assets)	9.0%	4.0%	5.0%

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
MARCH 31, 2015

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

Net income for the three months ended March 31, 2105 was $3,142,000, or $0.36 per diluted share, compared to net income of $3,670,000, or $0.41 per diluted share for the three months ended March 31, 2014.  The decrease in income in the first three months of 2015 is largely due to increases in non-interest expense and the provision for loan losses, which more than offset an increase in non-interest income.  The decrease in net income related to the provision for loan losses is due to $310,000 of negative provisions for loan losses recorded during the first three months of 2014, which compares to $69,000 of provision expense recorded during the first three months of 2015.  The increases in non-interest income and non-interest expense in the first three months of 2015 are largely due to the operations of the five branches from the purchase of the Bank of Gassaway which are not included in Premier’s first quarter 2014 results.  The Bank of Gassaway (“Gassaway”), a $201.5 million bank headquartered in Gassaway, West Virginia, was purchased on April 4, 2014.  The operations of Gassaway’s five branches are only included in the operations of Premier since that date.  The annualized returns on average common shareholders’ equity and average assets were approximately 8.46% and 1.00% for the three months ended March 31, 2015 compared to 10.14% and 1.33% for the same period in 2014.

Net interest income for the three months ended March 31, 2015 totaled $11.96 million, down $43,000, or 0.4%, from the $12.00 million of net interest income earned in the first three months of 2014.  Interest income in 2015 decreased by $32,000, or 0.2%, largely due to a $38,000, or 2.8%, decrease in interest income on investments.  Interest income on loans in the first quarter of 2015 was

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
MARCH 31, 2015

relatively unchanged.  Interest income on loans in the prior year included approximately $1.8 million of income recognized in first quarter of 2014 from purchase discounts and interest income collected on non-accrual loans liquidated during the quarter.  The timing of these liquidations is difficult to predict, which creates fluctuations in reported loan interest income.  This interest income did not repeat in 2015, but was replaced by approximately $1.5 million of interest income on loans from the purchase of Gassaway and a $357,000, or 3.1% increase in interest income on loans from Premier’s other operations.  Interest earned on investments decreased by $38,000, or 2.8%, due to lower average yields although on a higher average balance of investments outstanding during the quarter compared to the first quarter of 2014.  Interest earned on federal funds sold and interest bearing bank balances increased by $4,000, largely due to a higher average volume of assets held in this category.

Interest expense increased in total during the first three months of 2015 by $11,000, or 1.1%, when compared to the same three months of 2014, as the additional expense on the increase in average interest-bearing liabilities was substantially offset by lower rates paid on those liabilities.  Interest expense on deposits increased by $29,000, or 3.3%, largely due to approximately $100,000 of additional interest expense on the increase in deposits acquired via the purchase of Gassaway.  Otherwise, interest expense on deposits would have decreased by $71,000 or 8.00%, in the first three months of 2015 when compared to the same period of 2014.  Interest expense on repurchase agreements and other short-term borrowings increased by $3,000, largely due to a higher average balance outstanding.  Interest expense on other borrowings decreased by $21,000, or 14.6%, in the first three months of 2015 compared to the first three months of 2014, largely due to a decrease in the average amount of borrowings outstanding.

The Federal Reserve System Board of Governors’ policy to maintain the federal funds rate at nearly zero, coupled with the U.S. Treasury actively buying investment securities in 2014, has significantly reduced the yield on much of Premier’s earning assets, including investments, federal funds sold and variable rate loans.  Premier has tried to offset the lower interest income by lowering the rates paid on its deposits and repurchase agreements with customers.  With the recognition of additional loan interest income upon the liquidation of non-accrual loans in 2014, Premier’s overall net interest margin was unusually high in the first quarter of 2014 at 4.77%.  These events cannot be predicted with certainty and may positively or negatively affect the comparison of interest income on loans in future periods.  Excluding this income, Premier’s net interest margin during the first three months of 2014 would have been 4.03%.  Without the additional non-accrual loan payoff income, in the first three months of 2015 Premier’s net interest margin returned to a level more consistent with other quarters at 4.16%.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
MARCH 31, 2015

Additional information on Premier’s net interest income for the first quarter of 2015 and first quarter of 2014 is contained in the following table.

PREMIER FINANCIAL BANCORP, INC.
AVERAGE CONSOLIDATED BALANCE SHEETS
AND NET INTEREST INCOME ANALYSIS

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
Assets
Interest Earning Assets
Federal funds sold and other	$60,393	$36	0.24%	$55,789	$32	0.23%
Securities available for sale
Taxable	221,320	1,257	2.27	217,697	1,315	2.42
Tax-exempt	8,391	55	3.97	4,589	35	4.62
Total investment securities	229,711	1,312	2.33	222,286	1,350	2.46
Total loans	875,720	11,665	5.40	743,738	11,663	6.36
Total interest-earning assets	1,165,824	13,013	4.53%	1,021,813	13,045	5.18%
Allowance for loan losses	(10,411)			(10,856)
Cash and due from banks	32,109			26,161
Other assets	73,880			70,450
Total assets	$1,261,402,			$1,107,568

Liabilities and Equity
Interest-bearing liabilities
Interest-bearing deposits	$823,382	916	0.45	$719,816	887	0.50
Short-term borrowings	16,095	10	0.25	12,363	7	0.23
FHLB advances	-	-	-	-	-	-
Other borrowings	11,395	123	4.38	13,484	144	4.33
Total interest-bearing liabilities	850,872	1,049	0.50%	745,663	1,038	0.56%
Non-interest bearing deposits	257,304			207,217
Other liabilities	4,703			4,433
Stockholders’ equity	148,523			150,255
Total liabilities and equity	$1,261,402			$1,107,568

Net interest earnings		$11,964			$12,007
Net interest spread			4.03%			4.62%
Net interest margin			4.17%			4.77%

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
MARCH 31, 2015

Non-interest income increased by $324,000, or 23.5%, to $1,705,000 for the first three months of 2015 compared to the same three months of 2014.  Service charges on deposit accounts increased by $139,000, or 18.8%, electronic banking income (income from debit/credit cards, ATM fees and internet banking charges) increased by $149,000, or 30.1%, and income from other sources increased by $17,000, or 13.3%.  The increases in these non-interest income sources is largely due to the inclusion of the operations of Gassaway in 2015.  Income from selling mortgages in the secondary market increased by $19,000, largely due to an increase in customer mortgage activity compared to one-year ago.

Non-interest expenses for the first quarter of 2015 totaled $8,792,000, or 2.83% of average assets on an annualized basis, compared to $8,029,000, or 2.94% of average assets for the same period of 2014.  The $763,000 increase in non-interest expenses in 2015 when compared to the first quarter of 2014 is largely due to the inclusion of the operations of Gassaway in 2015.  While total non-interest expenses increased, the ratio of non-interest expenses to average assets decreased by 11 basis points reflecting the more efficient operations of the combined organization.  Staff costs increased by $357,000, or 9.0%, occupancy and equipment expense increased by $174,000, or 15.1%, outside data processing increased by $227,000, or 26.1%, and core deposit intangible amortization increased by $81,000, or 56.3%, all largely due to the increase in operating expenses from the five branches from the Gassaway purchase and an additional branch opened in Fort Wright, Kentucky just south of Cincinnati, Ohio.  Other increases in non-interest expenses include a $44,000, or 28.9%, increase in taxes not based on income, a $14,000, or 7.0% increase in FDIC insurance premiums, and a $25,000, or 2.8%, increase in other operating expenses.  Expenses and writedowns on other real estate owned (OREO) increased by $248,000 in the first three months of 2015 due to higher costs to maintain properties in 2015, an increase in writedowns of the carrying values to net realizable amounts and a lower level of net gains from the sale of OREO properties in 2015 when compared to the first three months of 2014.  Partially offsetting these increases in non-interest expense, professional fees decreased by $407,000 in the first three months of 2015, largely due to $33,000 in legal fees in 2014 related to the acquisition of the Bank of Gassaway, $275,000 accrued in 2014 for legal related matters and a $71,000 increase in external audit costs in 2014, some of which was related to the Company’s newly required internal control audit as an accelerated filer under Sarbanes-Oxley section 404.

Income tax expense was $1,666,000 for the first three months of 2015 compared to $1,999,000 for the first three months of 2014.  The effective tax rate for the three months ended March 31, 2015 was 34.7% compared to the 35.3% effective tax rate for the same period in 2014.  The decrease in income tax expense can be primarily attributed to the decrease in pre-tax income detailed above. The decrease in the effective income tax rate can be attributed to lower levels of federal taxable income in 2015 when compared to 2014, resulting in a reduction in the phase-in of the 35% maximum federal corporate income tax rate versus the basic 34% federal corporate income tax rate.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
MARCH 31, 2015

B.         Financial Position

Total assets at March 31, 2015 increased by $21.3 million to $1.274 billion from the $1.253 billion at December 31, 2014.  Earnings assets increased by $26.1 million from the $1.153 billion at year-end 2014 to end the quarter at $1.179 billion.  The increase in total assets was largely due to an increase in interest bearing bank balances and federal funds sold partially resulting from an increase in funding from deposits and repurchase agreements.

Cash and due from banks at March 31, 2015 was $31.7 million, a $3.4 million decrease from the $35.1 million at December 31, 2014.  Interest bearing bank balances increased by $18.8 million from the $35.3 million reported at December 31, 2014 and federal funds sold increased by $19.4 million to $24.4 million at March 31, 2015.  Changes in these highly liquid assets are generally in response to increases in deposits, the demand for deposit withdrawals or the funding of loans or investment purchases and are part of Premier’s management of its liquidity and interest rate risks.  The increase in interest bearing bank balances and federal funds sold during the first three months of 2015 was largely in response to increases in available funds from loan payoffs and investment maturities plus an increase in total deposits outstanding at the end of the quarter.

Securities available for sale totaled $225.1 million at March 31, 2015, a $4.6 million decrease from the $229.7 million at December 31, 2014.  The decrease was largely due to $15.4 million of proceeds from monthly principal payments on Premier’s mortgage backed securities portfolio and securities maturing during the quarter, which more than offset of $8.8 million of purchases of investment securities and a $1.3 million increase in the market value of the securities available for sale.  The investment portfolio is predominately high quality residential mortgage backed securities backed by the U.S. Government or Government sponsored agencies.  Any unrealized losses on securities within the portfolio at March 31, 2015 and December 31, 2014 are believed to be price changes resulting from increases in the long-term interest rate environment and management anticipates receiving all principal and interest on these investments as they come due.  Additional details on investment activities can be found in the Consolidated Statements of Cash Flows.

Total loans at March 31, 2015 were $872.1 million compared to $879.7 million at      December 31, 2014, a decrease of approximately $7.6 million, or 0.9%.  The decrease in loans was largely due to payoffs, transfers of loans to OREO upon foreclosure and principal payments on loans which more than offset loan demand during the first quarter of 2015.

Deposits totaled $1.090 billion as of March 31, 2015, a $14.6 million increase from the $1.075 billion in deposits at December 31, 2014.  The overall increase in deposits is largely due to a $12.6 million, or 6.9%, increase in interest bearing transaction accounts, a $3.9 million, or 1.4%, increase in savings and money market accounts and a $4.1 million, or 1.6% increase in non-interest bearing deposits.  These increases more than offset a $6.0 million, or 1.7%, decrease in certificates of deposit.  Repurchase agreements with corporate and public entity customers increased in the first quarter of 2015 by $2.5 million, or 16.2%.  Other borrowed funds decreased by $607,000 during the first quarter of 2015 due to regularly scheduled principal payments plus voluntary accelerated principal payments.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
MARCH 31, 2015

The following table sets forth information with respect to the Company’s nonperforming assets at March 31, 2015 and December 31, 2014.

	(In Thousands)
	2015	2014
Non-accrual loans	$11,743	$12,712
Accruing loans which are contractually past due 90 days or more	1,796	1,266
Accruing restructured loans	3,589	2,502
Total non-performing loans	17,128	16,480
Other real estate acquired through foreclosure (OREO)	12,279	12,208
Total non-performing assets	$29,407	$28,688

Non-performing loans as a percentage of total loans	1.96%	1.87%

Non-performing assets as a percentage of total assets	2.31%	2.29%

Total non-performing loans have increased slightly since year-end, largely due to a net increase in restructured loans as Premier worked with one borrower adjusting the terms of its loan to reduce the required monthly payment.  This $1.5 million restructured loan was partially offset by payments on the other restructured loans held in the loan portfolio at December 31, 2014 that are performing as agreed.  Also affecting the increase in non-performing loans was a $530,000 increase in loans past due 90 days or more.  These increases were partially offset by a $969,000 decrease in non-accrual loans during the first quarter of 2015.  Total non-performing assets have also increased since year-end, largely due to the increase in non-performing loans plus a $71,000 increase in other real estate acquired through foreclosure (OREO).

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

Gross charge-offs totaled $350,000 during the first three months of 2015, largely due to the partial charge-off of loans upon foreclosure and placement into OREO during the quarter and the charge-off of the remaining balance over and above the portion guaranteed by the Small Business Administration on some previously identified impaired loans.  Any collections on charged-off loans, or partially charged-off loans, would be presented in future financial statements as recoveries of the amounts charged against the allowance.  Recoveries recorded during the first three months of 2015 totaled $104,000, resulting in net charge-offs for the first quarter of 2015 of $246,000.  This compares to $373,000 of net charge-offs recorded in the first quarter of 2014.  The allowance for loan losses at March 31, 2015 was 1.17% of total loans compared to 1.18% at December 31, 2014.  The slight decrease in the ratio is largely due to a decrease in the amount of allowance allocated to loans collectively evaluated for impairment due to a decrease in the calculated historical loss charge-off ratios of Premier’s subsidiary banks.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
MARCH 31, 2015

During the first quarter of 2015, Premier recorded $69,000 of provision for loan losses.  This provision compares to $310,000 of negative provision for loan losses recorded during the same quarter of 2014.  The negative provision for loan losses was the result of specific reserves allocated to impaired loans that ultimately paid in full during the first quarter of 2014.  As a result, the specific reserves were no longer needed and were reversed into income.  The reversal more than offset additional provision expense recorded during the quarter resulting from new loans recorded and increases in the estimated credit risk in the loan portfolio related to loans collectively allocated for impairment.  The provision for loan losses recorded during the first quarter of 2015 was to provide for additional identified credit risk in Premier’s residential real estate and commercial real estate loans partially offset by decreases in the historical loss ratio of the “All Other” loan classification.

The provisions for loan losses recorded in 2014 and 2015 were made in accordance with Premier’s policies regarding management’s estimation of probable incurred losses in the loan portfolio and the adequacy of the allowance for loan losses, which are in accordance with accounting principles generally accepted in the United States of America.  Future provisions to the allowance for loan losses, positive or negative, will depend on future improvement or deterioration in estimated credit risk in the loan portfolio as well as whether additional payments are received on loans having significant credit risk.  Premier continues to monitor and evaluate the impact that national housing market price declines may have on its local markets and collateral valuations as management evaluates the adequacy of the allowance for loan losses.  While some price deterioration has occurred, it is not currently anticipated that Premier’s markets will be impacted as severely as other areas of the country due to the historically modest increases in real estate values in the Company’s markets in West Virginia, Ohio and Kentucky. With the concentrations of commercial real estate loans acquired in the Washington, DC and Richmond, Virginia markets, fluctuations in commercial real estate values will also be monitored. For additional details on the activity in the allowance for loan losses, impaired loans, past due and non-accrual loans and restructured loans, see Note 3 to the consolidated financial statements.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
MARCH 31, 2015

C.         Critical Accounting Policies

The Company follows financial accounting and reporting policies that are in accordance with generally accepted accounting principles in the United States of America.  These policies are presented in Note 1 to the consolidated audited financial statements in the Company's annual report on Form 10-K for the year ended December 31, 2014.  Some of these accounting policies, as discussed below, are considered to be critical accounting policies.  Critical accounting policies are those policies that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  The Company has identified four accounting policies that are critical accounting policies, and an understanding of these policies is necessary to understand the financial statements.  These policies relate to determining the adequacy of the allowance for loan losses, the identification and evaluation of impaired loans, the impairment of goodwill and the realization of deferred tax assets.  A detailed description of these accounting policies is contained in the Company’s annual report on Form 10-K for the year ended December 31, 2014.  There have been no significant changes in the application of these accounting policies since December 31, 2014.

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

1.
Core deposits consisting of both consumer and commercial deposits and certificates of deposit of $250,000 or more.  Management believes that the majority of its $250,000 or more certificates of deposit are no more volatile than its other deposits.  This is due to the nature of the markets in which the subsidiaries operate.

2.	Cash flow generated by repayment of loans and interest.

3.	Arrangements with correspondent banks for purchase of unsecured federal funds.

4.	The sale of securities under repurchase agreements and borrowing from the Federal Home Loan Bank.

5.	Maintenance of an adequate available-for-sale security portfolio. The Company owns $225.1 million of securities at fair value as of March 31, 2015.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
MARCH 31, 2015

The cash flow statements for the periods presented in the financial statements provide an indication of the Company’s sources and uses of cash as well as an indication of the ability of the Company to maintain an adequate level of liquidity.

E.         Capital

At March 31, 2015, total shareholders’ equity of $148.9 million was 11.7% of total assets.  This compares to total shareholders’ equity of $145.8 million, or 11.6% of total assets on   December 31, 2014.

Tier 1 capital totaled $115.9 million at March 31, 2015, which represents a Tier 1 leverage ratio of 9.4%.  This ratio is up slightly from the 9.1% Tier 1 leverage ratio and $112.1 million of Tier 1 capital at December 31, 2014, as the growth in Tier 1 capital was divided by a slightly lower base of average total assets at March 31, 2015.

The regulatory authorities introduced a new capital measure in the first quarter of 2015 for financial institutions of Premier’s size, Common Equity Tier 1 Capital.  The Common Equity Tier 1 capital measure seeks to determine how much of the traditional Tier 1 capital is attributable to equity contributed by common shareholders by excluding Tier 1 capital from other sources such as Preferred Stockholders’ equity and subordinated debt.  As of March 31, 2015, Premier’s and its subsidiary bank’s Common Equity Tier 1 capital is identical to their Tier 1 capital as none of the entities hold any preferred stock or subordinated debt.

Book value per common share was $18.27 at March 31, 2015 and $17.90 at December 31, 2014.  The increase in book value per share was the result of the $0.39 per share earned during the quarter.  This increase was partially offset by the $0.13 per share quarterly cash dividend to common shareholders declared and paid during the first quarter of 2015.  Also increasing book value per share was the $862,000 of other comprehensive income for the first three months of 2015 related to the after tax increase in the market value of investment securities available for sale, which increased book value by approximately $0.11 per share.

PREMIER FINANCIAL BANCORP, INC.
MARCH 31, 2015

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company currently does not engage in any derivative or hedging activity.  Refer to the Company’s 2014 10-K for analysis of the interest rate sensitivity.  The Company believes there have been no significant changes in the interest rate sensitivity since previously reported on the Company’s 2014 10-K.

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

PREMIER FINANCIAL BANCORP, INC.
MARCH 31, 2015

PART II - OTHER INFORMATION

Item 1.              Legal Proceedings                                                                                              None

Item 1A.           Risk Factors

Please refer to Premier’s Annual Report on Form 10-K for the year ended December 31, 2014 for disclosures with respect to Premier’s risk factors at December 31, 2014. There have been no material changes since year-end 2014 in the specified risk factors disclosed in the Annual Report on Form 10-K.

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
MARCH 31, 2015

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PREMIER FINANCIAL BANCORP, INC.

Date: May 11, 2015                                        /s/ Robert W. Walker
Robert W. Walker
President & Chief Executive Officer

Date: May 11, 2015                                        /s/ Brien M. Chase
Brien M. Chase
Senior Vice President & Chief Financial Officer