Form 10-Q
period 2015-06-30
PREMIER FINANCIAL BANCORP INC
filed 2015-08-10
CIK 887919

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer, "and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one)

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

Common stock, no par value, – 8,167,806 shares outstanding at July 31, 2015

PREMIER FINANCIAL BANCORP, INC.
JUNE 30, 2015

PREMIER FINANCIAL BANCORP, INC.
JUNE 30, 2015

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

The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America or those normally made in the registrant's annual report on Form 10-K.  Accordingly, the reader of the Form 10-Q may wish to refer to the registrant's Form 10-K for the year ended December 31, 2014 for further information in this regard.

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2015 AND DECEMBER 31, 2014
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	June 30,	December 31,
	2015	2014
ASSETS
Cash and due from banks	$33,440	$35,147
Interest bearing bank balances	35,437	35,251
Federal funds sold	3,265	4,986
Cash and cash equivalents	72,142	75,384
Securities available for sale	226,077	229,750
Loans held for sale	-	226
Loans	883,873	879,711
Allowance for loan losses	(10,694)	(10,347)
Net loans	873,179	869,364
Federal Home Loan Bank stock, at cost	3,072	2,996
Premises and equipment, net	20,127	21,384
Real estate and other property acquired through foreclosure	11,349	12,208
Interest receivable	3,271	3,219
Goodwill	33,796	33,796
Other intangible assets	2,599	3,033
Other assets	1,394	1,464
Total assets	$1,247,006	$1,252,824

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Non-interest bearing	$253,094	$252,828
Time deposits, $250,000 and over	67,532	66,216
Other interest bearing	749,905	756,199
Total deposits	1,070,531	1,075,243
Securities sold under agreements to repurchase	15,307	15,580
Other borrowed funds	12,507	11,722
Interest payable	387	434
Other liabilities	3,836	4,063
Total liabilities	1,102,568	1,107,042

Stockholders' equity
Common stock, no par value; 20,000,000 shares authorized; 8,167,806 shares issued and outstanding at June 30, 2015, and 8,142,056 shares issued and outstanding at December 31, 2014	69,257	74,568
Retained earnings	73,868	69,719
Accumulated other comprehensive income (loss)	1,313	1,495
Total stockholders' equity	144,438	145,782
Total liabilities and stockholders' equity	$1,247,006	$1,252,824

See Accompanying Notes to Consolidated Financial Statements

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest income
Loans, including fees	$11,641	$11,262	$23,306	$22,925
Securities available for sale
Taxable	1,206	1,400	2,463	2,715
Tax-exempt	56	63	111	98
Federal funds sold and other	52	64	88	96
Total interest income	12,955	12,789	25,968	25,834

Interest expense
Deposits	887	960	1,803	1,847
Repurchase agreements and other	9	9	19	16
Other borrowings	136	144	259	288
Total interest expense	1,032	1,113	2,081	2,151

Net interest income	11,923	11,676	23,887	23,683
Provision (credit) for loan losses	(146)	(79)	(77)	(389)
Net interest income after provision for loan losses	12,069	11,755	23,964	24,072

Non-interest income
Service charges on deposit accounts	914	899	1,792	1,638
Electronic banking income	702	655	1,346	1,150
Secondary market mortgage income	22	50	60	69
Other	124	179	269	307
	1,762	1,783	3,467	3,164
Non-interest expenses
Salaries and employee benefits	4,475	4,873	8,816	8,857
Occupancy and equipment expenses	1,263	1,307	2,590	2,460
Outside data processing	1,075	1,029	2,171	1,898
Professional fees	179	209	308	745
Taxes, other than payroll, property and income	145	152	341	304
Write-downs, expenses, sales of other real estate owned, net	340	(488)	682	(394)
Amortization of intangibles	209	224	434	368
FDIC insurance	206	260	421	461
Other expenses	1,037	1,148	1,958	2,044
	8,929	8,714	17,721	16,743
Income before income taxes	4,902	4,824	9,710	10,493
Provision for income taxes	1,775	1,724	3,441	3,723

Net income	$3,127	$3,100	$6,269	$6,770

Preferred stock dividends and accretion	-	(165)	-	(330)
Net income available to common stockholders	$3,127	$2,935	$6,269	$6,440

Net income per share:
Basic	$0.38	$0.36	$0.77	$0.80
Diluted	0.37	0.34	0.74	0.75
See Accompanying Notes to Consolidated Financial Statements

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$3,127	$3,100	$6,269	$6,770

Other comprehensive income (loss):
Unrealized gains (losses) arising during the period	(1,582)	741	(276)	3,459
Reclassification of realized amount	-	-	-	-
Net change in unrealized gain on securities	(1,582)	741	(276)	3,459
Less tax impact	538	(252)	94	(1,176)
Other comprehensive income (loss)	(1,044)	489	(182)	2,283

Comprehensive income	$2,083	$3,589	$6,087	$9,053

See Accompanying Notes to Consolidated Financial Statements

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2015 AND 2014
(UNAUDITED, DOLLARS IN THOUSANDS)

	2015	2014
Cash flows from operating activities
Net income	$6,269	$6,770
Adjustments to reconcile net income to net cash from operating activities
Depreciation	874	735
Provision (credit) for loan losses	(77)	(389)
Amortization (accretion), net	307	484
OREO writedowns (gains on sales), net	254	(800)
Stock compensation expense	163	170
Loans originated for sale	(1,679)	(3,192)
Secondary market loans sold	1,941	2,851
Secondary market income	(38)	(69)
Changes in :
Interest receivable	(52)	417
Other assets	166	1,066
Interest payable	(47)	(56)
Other liabilities	(227)	174
Net cash from operating activities	7,854	8,161

Cash flows from investing activities
Purchases of securities available for sale	(30,705)	(34,453)
Proceeds from maturities and calls of securities available for sale	33,557	24,298
Purchase of FHLB stock	(76)	-
Redemption of FHLB stock	-	408
Net change in loans	(4,415)	1,605
Acquisition of subsidiary, net of cash received	-	40,973
Purchases of premises and equipment, net	(377)	(290)
Improvements to OREO property	(29)	(242)
Proceeds from sales of other real estate acquired through foreclosure	2,649	2,803
Net cash from investing activities	604	35,102

Cash flows from financing activities
Net change in deposits	(4,618)	(18,903)
Net change in agreements to repurchase securities	(273)	(316)
Repayment of other borrowed funds	(3,215)	(1,207)
Proceeds from other borrowings	4,000	-
Proceeds from stock option exercises	201	449
Purchase of warrant	(5,675)	-
Common stock dividends paid	(2,120)	(2,822)
Preferred stock dividends paid	-	(300)
Net cash from financing activities	(11,700)	(23,099)

Net change in cash and cash equivalents	(3,242)	20,164

Cash and cash equivalents at beginning of period	75,384	76,761

Cash and cash equivalents at end of period	$72,142	$96,925

See Accompanying Notes to Consolidated Financial Statements

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
SIX MONTHS ENDED JUNE 30, 2015 AND 2014
(UNAUDITED, DOLLARS IN THOUSANDS)

	2015	2014
Supplemental disclosures of cash flow information:
Cash paid during period for interest	$2,128	$2,207

Cash paid during period for income taxes	2,866	2,299

Loans transferred to real estate acquired through foreclosure	1,255	1,079

Premises transferred to other real estate owned	760	-

See Accompanying Notes to Consolidated Financial Statements

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Premier Financial Bancorp, Inc. (the Company) and its wholly owned subsidiaries (the "Banks"):

				June 30, 2015
		Year	Total	Net Income
Subsidiary	Location	Acquired	Assets	Qtr	YTD
Citizens Deposit Bank & Trust	Vanceburg, Kentucky	1991	$387,663	$931	$1,945
Premier Bank, Inc.	Huntington, West Virginia	1998	853,078	2,702	5,275
Parent and Intercompany Eliminations			6,265	(506)	(951)
Consolidated Total			$1,247,006	$3,127	$6,269

All significant intercompany transactions and balances have been eliminated.

Recently Issued Accounting Pronouncements

In January 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2014-04, Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force). The ASU clarifies when an insubstance repossession or foreclosure occurs and a creditor is considered to have received physical possession of real estate property collateralizing a consumer mortgage loan. Specifically, the new ASU requires a creditor to reclassify a collateralized consumer mortgage loan to real estate property upon obtaining legal title to the real estate collateral, or the borrower voluntarily conveying all interest in the real estate property to the lender to satisfy the loan through a deed in lieu of foreclosure or similar legal agreement. Additional disclosures are required detailing the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgages collateralized by real estate property that are in the process of foreclosure. The new guidance is effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2014. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

In May 2014, FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606). The ASU creates a new topic, Topic 606, to provide guidance on revenue recognition for entities that enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additional disclosures are required to provide quantitative and qualitative information regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new guidance is effective for annual reporting periods, and interim reporting periods within those annual periods, beginning after December 15, 2016. However, in April 2015, the FASB voted to defer the effective date of ASU 2014-09 by one year making the amendments effective for public entities for annual reporting periods beginning after December 15, 2017, including interim periods within those

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  1 - BASIS OF PRESENTATION - continued

reporting periods.  Companies have the option to apply ASU 2014-09 as of the original effective date. Early adoption is not permitted. Management is currently evaluating the impact of the adoption of this guidance on the Company's financial statements.

In June 2014, FASB issued Accounting Standards Update 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The amendments in this update require two accounting changes. First, the amendments in this update change the accounting for repurchase-to-maturity transactions to secured borrowing accounting. Second, for repurchase financing arrangements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counter-party, which will result in secured borrowing accounting for the repurchase agreement. This update also requires certain disclosures for these types of transactions. This ASU became effective for the Company on January 1, 2015. The adoption of ASU 2014-11 did not have a material impact on the Company's financial statements.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  2 –SECURITIES

Amortized cost and fair value of investment securities, by category, at June 30, 2015 are summarized as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Available for sale
Mortgage-backed securities
U. S. sponsored agency MBS - residential	$76,141	$674	$(399)	$76,416
U. S. sponsored agency CMO's - residential	123,441	2,140	(704)	124,877
Total mortgage-backed securities of government sponsored agencies	199,582	2,814	(1,103)	201,293
U. S. government sponsored agency securities	14,463	98	-	14,561
Obligations of states and political subdivisions	10,044	197	(18)	10,223
Total available for sale	$224,089	$3,109	$(1,121)	$226,077

Amortized cost and fair value of investment securities, by category, at December 31, 2014 are summarized as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Available for sale
Mortgage-backed securities
U. S. sponsored agency MBS - residential	$52,006	$774	$-	$52,780
U. S. sponsored agency CMO's - residential	142,932	2,167	(911)	144,188
Total mortgage-backed securities of government sponsored agencies	194,938	2,941	(911)	196,968
U. S. government sponsored agency securities	22,553	30	(57)	22,506
Obligations of states and political subdivisions	10,015	261	-	10,276
Total available for sale	$227,486	$3,232	$(968)	$229,750

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  2–SECURITIES - continued

The amortized cost and fair value of securities at June 30, 2015 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available for sale
Due in one year or less	$3,472	$3,489
Due after one year through five years	17,732	17,952
Due after five years through ten years	3,054	3,093
Due after ten years	249	250
Mortgage-backed securities of government sponsored agencies	199,582	201,293
Total available for sale	$224,089	$226,077

There were no sales of securities during the first six months of 2015 nor the first six months of 2014.

Securities with unrealized losses at June 30, 2015 aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S government sponsored agency MBS – residential	$30,728	$(399)	$-	$-	$30,728	$(399)
U.S government sponsored agency CMO – residential	7,204	(91)	19,292	(613)	26,496	(704)
Obligations of states and political subdivisions	911	(18)	-	-	911	(18)
Total temporarily impaired	$38,843	$(508)	$19,292	$(613)	$58,135	$(1,121)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  2–SECURITIES - continued

Securities with unrealized losses at December 31, 2014 aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S government sponsored agency securities	$9,971	$(57)	$-	$-	$9,971	$(57)
U.S government sponsored agency CMO's – residential	5,194	(52)	26,471	(859)	31,665	(911)
Total temporarily impaired	$15,165	$(109)	$26,471	$(859)	$41,636	$(968)

The investment portfolio is predominately high credit quality interest-bearing bonds with defined maturity dates backed by the U.S. Government or Government sponsored entities.  The unrealized losses at June 30, 2015 and December 31, 2014 are price changes resulting from changes in the interest rate environment and are considered to be temporary declines in the value of the securities.  Management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery.  Their fair value is expected to recover as the bonds approach their maturity date and/or market conditions improve.

NOTE  3 - LOANS

Major classifications of loans at June 30, 2015 and December 31, 2014 are summarized as follows:

	2015	2014
Residential real estate	$282,923	$278,212
Multifamily real estate	37,112	30,310
Commercial real estate:
Owner occupied	122,879	120,861
Non owner occupied	217,881	230,750
Commercial and industrial	76,193	85,943
Consumer	31,561	32,745
All other	115,324	100,890
	$883,873	$879,711

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

Activity in the allowance for loan losses by portfolio segment for the six months ended June 30, 2015 was as follows:

Loan Class	Balance Dec 31, 2014	Provision (credit) for loan losses	Loans charged-off	Recoveries	Balance June 30, 2015

Residential real estate	$2,093	$372	$78	$79	$2,466
Multifamily real estate	304	208	-	-	512
Commercial real estate:
Owner occupied	1,501	(24)	2	1	1,476
Non owner occupied	2,316	(643)	-	659	2,332
Commercial and industrial	1,444	(140)	169	4	1,139
Consumer	243	105	132	58	274
All other	2,446	45	112	116	2,495
Total	$10,347	$(77)	$493	$917	$10,694

Activity in the allowance for loan losses by portfolio segment for the six months ending June 30, 2014 was as follows:

Loan Class	Balance Dec 31, 2013	Provision (credit) for loan losses	Loans charged-off	Recoveries	Balance June 30, 2014

Residential real estate	$2,694	$(391)	$171	$8	$2,140
Multifamily real estate	417	(106)	-	-	311
Commercial real estate:
Owner occupied	1,407	39	82	-	1,364
Non owner occupied	2,037	556	323	-	2,270
Commercial and industrial	2,184	(616)	84	5	1,489
Consumer	297	(33)	59	27	232
All other	1,991	162	204	122	2,071
Total	$11,027	$(389)	$923	$162	$9,877

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

Activity in the allowance for loan losses by portfolio segment for the three months ended June 30, 2015 was as follows:

Loan Class	Balance March 31, 2015	Provision (credit) for loan losses	Loans charged-off	Recoveries	Balance June 30, 2015

Residential real estate	$2,196	$218	$4	$56	$2,466
Multifamily real estate	287	225	-	-	512
Commercial real estate:
Owner occupied	1,489	(13)	-	-	1,476
Non owner occupied	2,324	(651)	-	659	2,332
Commercial and industrial	1,450	(305)	8	2	1,139
Consumer	241	87	78	24	274
All other	2,183	293	53	72	2,495
Total	$10,170	$(146)	$143	$813	$10,694

Activity in the allowance for loan losses by portfolio segment for the three months ending June 30, 2014 was as follows:

Loan Class	Balance March 31, 2014	Provision (credit) for loan losses	Loans charged-off	Recoveries	Balance June 30, 2014

Residential real estate	$2,250	$36	$152	$6	$2,140
Multifamily real estate	297	14	-	-	311
Commercial real estate:
Owner occupied	1,477	(32)	81	-	1,364
Non owner occupied	2,385	(92)	23	-	2,270
Commercial and industrial	1,527	(20)	21	3	1,489
Consumer	220	37	33	8	232
All other	2,188	(22)	167	72	2,071
Total	$10,344	$(79)	$477	$89	$9,877

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

Purchased Impaired Loans

The Company holds purchased loans for which there was, at their acquisition date, evidence of deterioration of credit quality since their origination and it was probable, at acquisition, that all contractually required payments would not be collected.  The carrying amount of those loans is as follows at June 30, 2015 and December 31, 2014.

	2015	2014
Multifamily real estate	$460	$497
Commercial real estate
Owner occupied	131	131
Non owner occupied	5,623	5,695
Commercial and industrial	126	136
All other	5,149	5,128
Total carrying amount	$11,489	$11,587
Contractual principal balance	$21,159	$21,250

Carrying amount, net of allowance	$10,463	$10,639

For those purchased loans disclosed above, the Company did not increase the allowance for loan losses for the six months ended June 30, 2015, nor did it increase the allowance for loan losses for purchased impaired loans during the six months ended June 30, 2014.

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

The accretable yield, or income expected to be collected, on the purchased loans above is as follows at June 30, 2015 and June 30, 2014.

	2015	2014
Balance at January 1	$204	$217
New loans purchased	-	-
Accretion of income	(10)	(6)
Reclassifications from non-accretable difference	-	-
Disposals	-	-
Balance at June 30	$194	$211

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

Past Due and Non-performing Loans

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of June 30, 2015 and December 31, 2014.  The recorded investment in non-accrual loans is less than the principal owed on non-accrual loans due to discounts applied to the carrying value of the loan at time of their acquisition and interest payments made by the borrower which have been used to reduce the recorded investment in the loan rather than recognized as interest income.

June 30, 2015	Principal Owed on Non-accrual Loans	Recorded Investment in Non-accrual Loans	Loans Past Due Over 90 Days, still accruing

Residential real estate	$2,507	$2,283	$378
Multifamily real estate	1,532	539	-
Commercial real estate
Owner occupied	807	737	8
Non owner occupied	1,960	1,689	1,820
Commercial and industrial	1,576	471	83
Consumer	98	80	-
All other	12,635	5,183	-
Total	$21,115	$10,982	$2,289

December 31, 2014	Principal Owed on Non-accrual Loans	Recorded Investment in Non-accrual Loans	Loans Past Due Over 90 Days, still accruing

Residential real estate	$1,996	$1,768	$668
Multifamily real estate	1,803	1,033	564
Commercial real estate
Owner occupied	2,115	1,928	-
Non owner occupied	2,020	1,819	26
Commercial and industrial	2,012	806	8
Consumer	213	185	-
All other	12,608	5,173	-
Total	$22,767	$12,712	$1,266

Nonaccrual loans and impaired loans are defined differently.  Some loans may be included in both categories, and some may only be included in one category. Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

The following table presents the aging of the recorded investment in past due loans as of June 30, 2015 by class of loans:

Loan Class	Total Loans	30-89 Days Past Due	Greater than 90 days past due	Total Past Due	Loans Not Past Due

Residential real estate	$282,923	$5,862	$1,658	$7,520	$275,403
Multifamily real estate	37,112	460	79	539	36,573
Commercial real estate:
Owner occupied	122,879	1,769	549	2,318	120,561
Non owner occupied	217,881	125	3,509	3,634	214,247
Commercial and industrial	76,193	1,737	348	2,085	74,108
Consumer	31,561	526	15	541	31,020
All other	115,324	13,591	5,149	18,740	96,584
Total	$883,873	$24,070	$11,307	$35,377	$848,496

The following table presents the aging of the recorded investment in past due loans as of December 31, 2014 by class of loans:

Loan Class	Total Loans	30-89 Days Past Due	Greater than 90 days past due	Total Past Due	Loans Not Past Due

Residential real estate	$278,212	$5,810	$1,706	$7,516	$270,696
Multifamily real estate	30,310	177	1,100	1,277	29,033
Commercial real estate:
Owner occupied	120,861	250	1,530	1,780	119,081
Non owner occupied	230,750	2,173	1,670	3,843	226,907
Commercial and industrial	85,943	1,720	608	2,328	83,615
Consumer	32,745	497	71	568	32,177
All other	100,890	234	5,127	5,361	95,529
Total	$879,711	$10,861	$11,812	$22,673	$857,038

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2015:

	Allowance for Loan Losses				Loan Balances
Loan Class	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total

Residential real estate	$183	$2,283	$-	$2,466	$571	$282,352	$-	$282,923
Multifamily real estate	-	512	-	512	79	36,573	460	37,112
Commercial real estate:
Owner occupied	48	1,428	-	1,476	943	121,805	131	122,879
Non-owner occupied	29	2,303	-	2,332	4,396	207,862	5,623	217,881
Commercial and industrial	230	783	126	1,139	666	75,401	126	76,193
Consumer	-	274	-	274	-	31,561	-	31,561
All other	-	1,595	900	2,495	912	109,263	5,149	115,324
Total	$490	$9,178	$1,026	$10,694	$7,567	$864,817	$11,489	$883,873

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

The following table presents loans individually evaluated for impairment by class of loans as of    June 30, 2015.  The table includes $5,658,000 of loans acquired with deteriorated credit quality that the Company cannot reasonably estimate cash flows such that they are accounted for on the cost recovery method and are still individually evaluated for impairment.

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Residential real estate	$363	$325	$-
Multifamily real estate	1,532	539	-
Commercial real estate
Owner occupied	612	549	-
Non owner occupied	4,049	3,778	-
Commercial and industrial	1,193	417	-
All other	967	912	-
	8,716	6,520	-
With an allowance recorded:
Residential real estate	$252	$246	$183
Commercial real estate
Owner occupied	394	394	48
Non owner occupied	618	618	29
Commercial and industrial	651	375	356
All other	12,546	5,149	900
	14,461	6,782	1,516
Total	$23,177	$13,302	$1,516

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

The following table presents the average balance of loans individually evaluated for impairment and interest income recognized on these loans for the six months ended June 30, 2015 and June 30, 2014.   The table includes loans acquired with deteriorated credit quality that are still individually evaluated for impairment.

	Six months ended June 30, 2015			Six months ended June 30, 2014
Loan Class	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized

Residential real estate	$281	$2	$2	$2,536	$61	$61
Multifamily real estate	1,377	14	14	2,586	727	727
Commercial real estate:
Owner occupied	1,286	18	13	2,155	29	21
Non-owner occupied	4,665	94	82	800	627	627
Commercial and industrial	922	14	14	2,395	542	542
All other	6,150	30	28	7,603	81	81
Total	$14,681	$172	$153	$18,075	$2,067	$2,059

The following table presents the average balance of loans individually evaluated for impairment and interest income recognized on these loans for the three months ended June 30, 2015 and June 30, 2014.  The table includes loans acquired with deteriorated credit quality that are still individually evaluated for impairment.

	Three months ended June 30, 2015			Three months ended June 30, 2014
Loan Class	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized

Residential real estate	$352	$1	$1	$2,318	$27	$27
Multifamily real estate	1,550	14	14	2,353	19	19
Commercial real estate:
Owner occupied	922	9	5	1,983	14	10
Non-owner occupied	4,561	46	34	214	-	-
Commercial and industrial	908	10	10	1,265	9	9
All other	6,108	14	14	7,453	38	38
Total	$14,401	$94	$78	$15,586	$107	$103

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

Troubled Debt Restructurings

A loan is classified as a troubled debt restructuring ("TDR") when loan terms are modified due to a borrower's financial difficulties and a concession is granted to a borrower that would not have otherwise been considered. Most of the Company's loan modifications involve a restructuring of loan terms prior to maturity to temporarily reduce the payment amount and/or to require only interest for a temporary period, usually up to six months.  These modifications generally do not meet the definition of a TDR because the modifications are considered to be an insignificant delay in payment.  The determination of an insignificant delay in payment is evaluated based on the facts and circumstances of the individual borrower(s).

The following table presents TDR's as of June 30, 2015 and December 31, 2014:

June 30, 2015	TDR's on Non-accrual	Other TDR's	Total TDR's

Residential real estate	$9	$181	$190
Commercial real estate
Non owner occupied	-	464	464
Commercial and industrial	-	417	417
All other	-	886	886
Total	$9	$1,948	$1,957

December 31, 2014	TDR's on Non-accrual	Other TDR's	Total TDR's

Residential real estate	$13	$191	$204
Commercial real estate
Non owner occupied	-	474	474
Commercial and industrial	-	761	761
All other	-	1,063	1,063
Total	$13	$2,489	$2,502

At June 30, 2015 and December 31, 2014 there were no specific reserves allocated to loans that had restructured terms and there were no commitments to lend additional amounts on these loans.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

The following table presents TDR's that occurred during the six months ended June 30, 2015.  There were no TDR's that occurred during the six months ended June 30, 2014.

	Six months ended June 30, 2015
Loan Class	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Multifamily Real Estate	1	$1,543	$1,543
Total	1	$1,543	$1,543

The modification of the multifamily residential real estate loan did not include a permanent reduction of the recorded investment in the loan and did not increase the allowance for loan losses during the period ended June 30, 2015.  The modification included a lengthening of the amortization period and reduction in the stated interest rate, however the maturity date was reduced to the end of a fifteen month forbearance period with a balloon payment due at maturity. The modified loan paid in full during the three months ended June 30, 2015.

During the three and six months ended June 30, 2015 and the three and six months ended June 30, 2014, there were no TDR's for which there as a payment default within twelve months following the modification.

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

As of June 30, 2015 and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

Loan Class	Pass	Special Mention	Substandard	Doubtful	Total Loans

Residential real estate	$270,610	$5,125	$7,179	$9	$282,923
Multifamily real estate	32,287	4,286	539	-	37,112
Commercial real estate:
Owner occupied	115,111	5,326	2,442	-	122,879
Non-owner occupied	209,695	888	7,298	-	217,881
Commercial and industrial	74,396	714	1,034	49	76,193
Consumer	31,175	245	141	-	31,561
All other	94,355	14,310	6,659	-	115,324
Total	$827,629	$30,894	$25,292	$58	$883,873

As of December 31, 2014, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

Loan Class	Pass	Special Mention	Substandard	Doubtful	Total Loans

Residential real estate	$265,285	$8,292	$4,622	$13	$278,212
Multifamily real estate	27,260	2,017	1,033	-	30,310
Commercial real estate:
Owner occupied	111,024	6,505	3,332	-	120,861
Non-owner occupied	218,971	6,652	5,127	-	230,750
Commercial and industrial	83,634	1,007	1,275	27	85,943
Consumer	32,364	267	114	-	32,745
All other	89,173	4,873	6,844	-	100,890
Total	$827,711	$29,613	$22,347	$40	$879,711

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  4- STOCKHOLDERS' EQUITY AND REGULATORY MATTERS

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

These quantitative measures established by regulation to ensure capital adequacy require the Company and Banks to maintain minimum amounts and ratios (set forth in the following table) of Common Equity Tier 1 Capital, Tier 1 Capital and Total Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 Capital (as defined) to average assets (as defined).  The Common Equity Tier 1 Capital measurement became effective with the March 31, 2015 reporting period.  Management believes, as of June 30, 2015 the Company and the Banks meet all quantitative capital adequacy requirements to which they are subject.

Shown below is a summary of regulatory capital ratios for the Company:
	June 30, 2015	December 31, 2014		Regulatory Minimum Requirements (1)	To Be Considered Well Capitalized (1)
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	12.5%	n/	a	4.5%	6.5%
Tier 1 Capital (to Risk-Weighted Assets) (1)	12.5%	13.3%		6.0%	8.0%
Total Capital (to Risk-Weighted Assets)	13.7%	14.6%		8.0%	10.0%
Tier 1 Capital (to Average Assets)	9.1%	9.1%		4.0%	5.0%
      (1)    The regulatory requirements presented in the table are effective as of January 1, 2015. At December 31, 2014, the minimum Tier 1 capital to risk-weighted assets ratio was 4.0% and to be considered well capitalized the ratio was required to be at least 6.0%

As of June 30, 2015, the most recent notification from each of the Banks' primary Federal regulators categorized the subsidiary Banks as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Banks must maintain minimum Common Equity Tier 1 risk-based, Tier 1 risk-based, Total risk-based and Tier 1 leverage ratios as set forth in the preceding table.  There are no conditions or events since that notification that management believes have changed the Banks' categories.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  5 – PREFERRED STOCK AND COMMON STOCK WARRANT

On October 2, 2009, as part of the Troubled Asset Relief Program ("TARP") Capital Purchase Program, the Company entered into a Letter Agreement and Securities Purchase Agreement (collectively, the "Purchase Agreement") with the United States Department of the Treasury ("U.S. Treasury").  Pursuant to the Purchase Agreement, the Company issued and sold to the U.S. Treasury 22,252 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, no par value, with a liquidation preference of one thousand dollars per share (the "Series A Preferred Stock") and a ten-year warrant (the "Warrant") to purchase 628,588 shares of the Company's common stock, no par value, at an exercise price of $5.31 per share, for an aggregate purchase price of $22,252,000 in cash.

Under standardized TARP Capital Purchase Program terms, cumulative dividends on the Series A Preferred Stock accrued on the liquidation preference at a rate of 5% per annum until November 14, 2014.  As of November 14, 2014, all of the 22,252 shares of the Series A Preferred Stock have been repurchased or redeemed.  The Series A Preferred Stock had no maturity date and ranked senior to the Company's common stock with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution and winding up of Premier.

Under terms of the Warrant, the exercise price and the number of shares that can be purchased were adjusted based upon certain events including common stock dividends paid to shareholders that exceed the $0.11 per share regular quarterly dividend paid by Premier at the time the Warrant was issued.  Due to dividends paid in 2015 and 2014 that were either special cash dividends or dividends that exceeded the $0.11 regular quarterly cash dividend per share defined in the terms of the Warrant, the Warrant was adjusted to permit the purchase of 636,378 shares of the Company's common stock at an exercise price of $5.25 per share.  On May 6, 2015, Premier purchased the Warrant from the U.S. Treasury for $5,675,000.  Premier borrowed $4,000,000 on its line of credit with the Bankers Bank of Kentucky and used $1,675,000 of its cash and cash equivalents to complete the purchase.  The purchase reduced shareholders' equity and regulatory capital by the $5,675,000 purchase price but also reduced the dilutive effect of potential additional common shares.  See Note 7 below for additional information on the calculation of diluted earnings per share.

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

On March 18, 2015, 47,650 incentive stock options were granted out of the 2012 Long Term Incentive Plan at an exercise price of $14.72, the closing market price of Premier's common stock on the grant date.  These options vest in three equal annual installments ending on March 18, 2018.  On March 19, 2014, 46,300 incentive stock options were granted out of the 2012 Long Term Incentive Plan at an exercise price of $14.43, the closing market price of Premier's common stock on the grant date.  These options vest in three equal annual installments ending on March 19, 2017.

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

	2015	2014
Risk-free interest rate	1.41%	2.78%
Expected option life (yrs)	10.00	10.00
Expected stock price volatility	17.20%	31.19%
Dividend yield	3.53%	3.33%
Weighted average fair value of options granted	$1.37	$3.74

The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield in effect at the time of the grant.  The expected option life for the 2015 grant was based upon the weighted-average life of options exercised from January 1, 2012 through December 31, 2014.  The expected option life for the 2014 grant was estimated since there had been little option exercise history at the time of the grant.  The expected stock price volatility is based on historical volatilities of the Company's common stock.  The dividend yield was estimated by annualizing the current quarterly dividend on the Company's common stock at the time of the option grant.

On March 18, 2015, 7,000 shares of Premier's common stock were granted to President and CEO, Robert W. Walker as stock-based bonus compensation under the 2012 Long-term Incentive Plan.  The fair value of the stock at the time of the grant was $14.72 per share based upon the closing price of Premier's stock on the date of grant and $103,000 of stock-based compensation was recorded as a result.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  6 – STOCK COMPENSATION EXPENSE - continued

On April 16, 2014, 6,000 shares of Premier's common stock were granted to Robert W. Walker as stock-based bonus compensation under the 2012 Long-term Incentive Plan.  The fair value of the stock at the time of the grant was $14.20 per share based upon the closing price of Premier's stock of the date of grant and $85,000 of stock-based compensation was recorded as a result.

Stock-based compensation expense of $163,000 was recorded for the first six months of 2015 compared to $170,000 for the first six months of 2014.  For the three months ended June 30, $121,000 was recorded for 2015 while $128,000 was recorded for 2014.  Stock-based compensation expense is recognized ratably over the requisite vesting period for all awards. Unrecognized stock-based compensation expense related to stock options totaled $98,000 at June 30, 2015. This unrecognized expense is expected to be recognized over the next 32 months based on the vesting periods of the options.

A summary of the Company's stock option activity and related information is presented below for the six months ended June 30:

	- - - - - - 2015 - - - - - -		- - - - - - 2014 - - - - - -
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Outstanding at beginning of year	273,942	$11.06	354,281	$9.84
Grants	47,650	14.72	46,300	14.43
Exercises	(18,450)	10.87	(63,297)	8.45
Forfeitures or expired	(16,733)	17.10	(8,133)	9.27
Outstanding at June 30,	286,409	$11.51	329,151	$10.77

Exercisable at June 30,	204,675		223,898
Weighted average remaining life of options outstanding	6.2		6.2
Weighted average fair value of options granted during the year	$1.37		$3.74

Options outstanding at period-end are expected to fully vest.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  6 – STOCK COMPENSATION EXPENSE - continued

Additional information regarding stock options outstanding and exercisable at June 30, 2015, is provided in the following table:

	- - - - - - - - Outstanding - - - - - - - -			- - - - - - - - Currently Exercisable - - - - - - - -
Range of Exercise Prices	Number	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value

$6.50 to $10.00	106,949	$7.56	$844	106,949	5.9	$7.56	$844
$10.01 to $12.50	36,000	11.39	146	23,374	7.7	11.39	95
$12.51 to $15.00	122,960	14.23	150	53,852	3.8	13.75	92
$15.01 to $17.50	20,500	16.00	-	20,500	0.6	16.00	-
Outstanding - June 30, 2015	286,409	11.51	$1,140	204,675	5.0	10.47	$1,031

NOTE  7 – EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the earnings per common share and earnings per common share assuming dilution computations for the three and six months ended June 30, 2015 and 2014 is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Basic earnings per share
Income available to common stockholders	$3,127	$2,935	$6,269	$6,440
Weighted average common shares outstanding	8,157,785	8,079,629	8,150,596	8,061,522
Earnings per share	$0.38	$0.36	$0.77	$0.80

Diluted earnings per share
Income available to common stockholders	$3,127	$2,935	$6,269	$6,440
Weighted average common shares outstanding	8,157,785	8,079,629	8,150,596	8,061,522
Add dilutive effects of potential additional common stock	230,145	502,839	358,336	504,519
Weighted average common and dilutive potential common shares outstanding	8,387,930	8,582,468	8,508,932	8,566,041
Earnings per share assuming dilution	$0.37	$0.34	$0.74	$0.75

Stock options for 23,500 and 23,500 shares of common stock were not considered in computing diluted earnings per share for the six months ended June 30, 2015 and 2014 because they were antidilutive.  Stock options for 23,500 and 23,500 shares of common stock were not considered in computing diluted earnings per share for the three months ended June 30, 2015 and 2014 because they were antidilutive.

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

Level 3: Significant unobservable inputs that reflect a company's own assumptions about the assumptions that market participants would use in pricing an asset or liability.

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  8 – FAIR VALUE - continued

The carrying amounts and estimated fair values of financial instruments at June 30, 2015 were as follows:

		Fair Value Measurements at June 30, 2015 Using
	Carrying Amount	Level 1		Level 2		Level 3		Total
Financial assets
Cash and due from banks	$68,877	$68,877		$-		$-		$68,877
Federal funds sold	3,265	3,265		-		-		3,265
Securities available for sale	226,077	-		226,077		-		226,077
Loans, net	873,179	-		-		874,822		874,822
Federal Home Loan Bank stock	3,072	n/	a	n/	a	n/	a	n/	a
Interest receivable	3,271	-		584		2,687		3,271

Financial liabilities
Deposits	$(1,070,531)	$(718,462)		$(350,961)		$-		$(1,069,423)
Securities sold under agreements to repurchase	(15,307)	-		(15,307)		-		(15,307)
Other borrowed funds	(12,507)	-		(12,539)		-		(12,539)
Interest payable	(387)	(6)		(381)		-		(387)

The carrying amounts and estimated fair values of financial instruments at December 31, 2014 were as follows:

		Fair Value Measurements at December 31, 2014 Using
	Carrying Amount	Level 1		Level 2		Level 3		Total
Financial assets
Cash and due from banks	$70,398	$70,398		$-		$-		$70,398
Federal funds sold	4,986	4,986		-		-		4,986
Securities available for sale	229,750	-		229,610		140		229,750
Loans held for sale	226	-		-		226		226
Loans, net	869,364	-		-		870,273		870,273
Federal Home Loan Bank stock	2,996	n/	a	n/	a	n/	a	n/	a
Interest receivable	3,219	-		625		2,594		3,219

Financial liabilities
Deposits	$(1,075,243)	$(711,118)		$(363,481)		$-		$(1,074,599)
Securities sold under agreements to repurchase	(15,580)	-		(15,580)		-		(15,580)
Other borrowed funds	(11,722)	-		(11,760)		-		(11,760)
Interest payable	(434)	(6)		(428)		-		(434)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  8 – FAIR VALUE - continued

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at June 30, 2015 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale
Mortgage-backed securities
U. S. agency MBS - residential	$76,416	$-	$76,416	$-
U. S. agency CMO's - residential	124,877	-	124,877	-
Total mortgage-backed securities of government sponsored agencies	201,293	-	201,293	-
U. S. government sponsored agency securities	14,561	-	14,561	-
Obligations of states and political subdivisions	10,223	-	10,223	-
Total available for sale	$226,077	$-	$226,077	$-

		Fair Value Measurements at December 31, 2014 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale
Mortgage-backed securities
U. S. agency MBS - residential	$52,780	$-	$52,780	$-
U. S. agency CMO's	144,188	-	144,188	-
Total mortgage-backed securities of government sponsored agencies	196,968	-	196,968	-
U. S. government sponsored agency securities	22,506	-	22,506	-
Obligations of states and political subdivisions	10,276	-	10,136	140
Total securities available for sale	$229,750	$-	$229,610	$140
Mortgage-backed securities

There were no transfers between Level 1 and Level 2 during 2015 or 2014.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  8 – FAIR VALUE - continued

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarter ended June 30, 2015:

Securities Available-for-sale
Quarter Ended June 30, 2015
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

Assets and Liabilities Measured on a Non-Recurring Basis

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument measured on a non-recurring basis:

Impaired Loans:  The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and unique to each property and result in a Level 3 classification of the inputs for determining fair value.  Management periodically evaluates the appraised values and will discount a property's appraised value to account for a number of factors including but not limited to the cost of liquidating the collateral, the age of the appraisal, observable deterioration since the appraisal, or other factors unique to the property.  To the extent an adjusted appraised value is lower than the carrying value of an impaired loan, a specific allocation of the allowance for loan losses is assigned to the loan.

Other real estate owned (OREO):  The fair value of OREO is based on appraisals less cost to sell at the date of foreclosure.  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value.  Management periodically evaluates the appraised values and will discount a property's appraised value to account for a number of factors including but not limited to the cost of liquidating the collateral, the age of the appraisal, observable deterioration since the appraisal, or other factors unique to the property. To the extent an adjusted appraised value is lower than the carrying value of an OREO property, a direct charge to earnings is recorded as an OREO writedown.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  8 – FAIR VALUE - continued

Assets and liabilities measured at fair value on a non-recurring basis at June 30, 2015 are summarized below:

		Fair Value Measurements at June 30, 2015 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Residential real estate	$63	$-	$-	$63
Commercial real estate:
Owner occupied	346	-	-	346
Non-owner occupied	589	-	-	589
Commercial and industrial	19	-	-	19
All other	4,249	-	-	4,249
Total impaired loans	$5,266	$-	$-	$5,266

Other real estate owned:
Residential real estate	$657	$-	$-	$657
Commercial real estate:
Owner occupied	39	-	-	39
Non-owner occupied	2,003	-	-	2,003
All other	6,984	-	-	6,984
Total OREO	$9,683	$-	$-	$9,683

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $6,782,000 at June 30, 2015 with a valuation allowance of $1,516,000 and a carrying amount of $7,200,000 at December 31, 2014 with a valuation allowance of $1,400,000.  The change resulted in a provision for loan losses of $117,000 for the six months ended June 30, 2015, compared to an $886,000 negative provision for loan losses for the six months ended June 30, 2104 and a $108,000 provision for loan losses for the three months ended June 30, 2015, compared to a $143,000 negative provision for loan losses for the three months ended June 30, 2014.  The detail of impaired loans by loan class is contained in Note 3 above.

Other real estate owned measured at fair value less costs to sell, had a net carrying amount of $9,683,000 which is made up of the outstanding balance of $11,785,000 net of a valuation allowance of $2,102,000 at June 30, 2015.  There were $246,000 of additional write downs during the six months ended June 30, 2015, compared to $280,000 of additional write downs during the six months ended June 30, 2014.  For the three months ended June 30, 2015 there were $70,000 of additional write downs compared to $280,000 of additional write downs during the three months ended June 30, 2014.  At December 31, 2014, other real estate owned had a net carrying amount of $10,206,000, made up of the outstanding balance of $12,343,000, net of a valuation allowance of $2,137,000.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  8 – FAIR VALUE - continued

The significant unobservable inputs related to assets and liabilities measured at fair value on a non-recurring basis at June 30, 2015 are summarized below:

	June 30, 2015	Valuation Techniques	Unobservable Inputs	Range (Weighted Avg)
Impaired loans:
Residential real estate	$63	sales comparison	adjustment for differences between the comparable sales	26.5%-26.5% (26.5%)
Commercial real estate:
Owner occupied	346	sales comparison	adjustment for limited salability of specialized property	65.5%-72.4% (66.9%)
Non-owner occupied	589	sales comparison	adjustment for differences between the comparable sales	41.8%-41.8% (41.8%)
Commercial and industrial	19	sales comparison	adjustment for estimated realizable value	8.0%-8.0% (8.0%)
All other	4,249	sales comparison	adjustment for percentage of completion of construction	57.2%-57.2% (57.2%)
Total impaired loans	$5,266

Other real estate owned:
Residential real estate	$657	sales comparison	adjustment for differences between the comparable sales	0.7%-35.5% (25.0%)
Commercial real estate:
Owner occupied	39	sales comparison	adjustment for estimated realizable value	25.4%-25.4% (25.4%)
Non-owner occupied	2,003	sales comparison	adjustment for differences between the comparable sales	17.2%-17.2% (17.2%)
All other	6,984	sales comparison	adjustment for estimated realizable value	24.6%-67.4% (35.4%)
Total OREO	$9,683

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  8 – FAIR VALUE - continued

Assets and liabilities measured at fair value on a non-recurring basis at December 31, 2014 are summarized below:

		Fair Value Measurements at December 31, 2014 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Commercial real estate:
Owner occupied	$600	$-	$-	$600
Non-owner occupied	630	-	-	630
Commercial and industrial	341	-	-	341
All other	4,229	-	-	4,229
Total impaired loans	$5,800	$-	$-	$5,800

Other real estate owned:
Commercial real estate:
Non-owner occupied	$2,003	$-	$-	$2,003
All other	8,203	-	-	8,203
Total OREO	$10,206	$-	$-	$10,206

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  8 – FAIR VALUE - continued

The significant unobservable inputs related to assets and liabilities measured at fair value on a non-recurring basis at December 31, 2014 are summarized below:

	December 31, 2014	Valuation Techniques	Unobservable Inputs	Range (Weighted Avg)
Impaired loans:
Commercial Real Estate
Owner Occupied	$600	sales comparison	adjustment for limited salability of specialized property	44.8%-72.4% (58.9%)
Non-owner Occupied	630	sales comparison	adjustment for differences between the comparable sales	16.9%-54.6% (16.9%)
Commercial and Industrial	341	sales comparison	adjustment for limited salability of specialized property	26.2%-41.2% (27.0%)
All Other	4,229	sales comparison	adjustment for percentage of completion of construction	57.3%-57.3% (57.3%)
Total impaired loans	$5,800

Other real estate owned:
Commercial Real Estate
Non-owner Occupied	$2,003	sales comparison	adjustment for differences between the comparable sales	17.8%-17.8% (17.8%)
All Other	8,203	sales comparison	adjustment for estimated realizable value	24.6%-50.3% (45.0%)
Total OREO	$10,206

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  9 – SUBSEQUENT EVENT

On July 6, 2015, Premier Financial Bancorp, Inc. ("Premier") entered into a material definitive merger agreement (the "Merger Agreement") with First National Bankshares Corporation ("First National"), a $261 million single bank holding company headquartered in Ronceverte, West Virginia whereby Premier will acquire First National in exchange for a combination of cash and Premier common stock currently valued at approximately $26.5 million.

Under terms of the Merger Agreement, First National shareholders will be entitled to a combination of Premier common stock and cash currently valued at approximately $31.82 per First National share, or an aggregate value of $26.5 million, with Premier issuing approximately 1.4 million shares in the acquisition.  The transaction, which is subject to satisfaction of various contractual conditions and requires approval by bank regulatory agencies and the shareholders of First National, is anticipated to close in the fourth quarter of 2015 with a systems conversion anticipated to be completed in the first quarter of 2016.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
JUNE 30, 2015
Item 2.  Management's Discussion and Analysis
   of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Management's discussion and analysis contains forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. However, such performance involves risks and uncertainties, and there are certain important factors that may cause actual results to differ materially from those anticipated. These important factors include, but are not limited to, economic conditions (both generally and more specifically in the markets in which Premier operates), competition for Premier's customers from other providers of financial services, government legislation and regulation (which changes from time to time), changes in interest rates, Premier's ability to originate quality loans, collect delinquent loans and attract and retain deposits, the impact of Premier's growth, Premier's ability to control costs, and new accounting pronouncements, all of which are difficult to predict and many of which are beyond the control of Premier.  The words "may," "could," "should," "would," "will," "believe," "anticipate," "estimate," "expect," "intend," "plan," "project," "predict," "continue" and similar expressions are intended to identify forward-looking statements.

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

Net income for the six months ended June 30, 2015 was $6,269,000, or $0.74 per diluted share, compared to net income of $6,770,000, or $0.75 per diluted share, for the six months ended June 30, 2014.  The decrease in income in 2015 is largely due to a gain on the sale of OREO in 2014 and higher negative provision for loan losses in 2014 compared to 2015, both of which more than offset an increase in net interest income and an increase in non-interest income.  The annualized returns on average common shareholders' equity and average assets were approximately 8.47% and 0.99% for the six months ended June 30, 2015 compared to 9.15% and 1.12% for the same period of 2014.

Net income for the three months ended June 30, 2015 was $3,127,000, or $0.37 per diluted share, compared to net income of $3,100,000, or $0.34 per diluted share for the three months ended June 30, 2014.  The slight increase in income for the three months ended June 30, 2015 is largely due to an increase in net interest income and a decrease in the provision for loan losses, which more than offset a decrease in non-interest income and an increase in non-interest expenses.  The annualized returns on average common shareholders' equity and average assets were approximately 8.48% and 0.98% for the three months ended June 30, 2015 compared to 8.29% and 0.96% for the same period in 2014.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
JUNE 30, 2015

Net interest income for the six months ended June 30, 2015 totaled $23.89 million, up $204,000, or 0.9%, from the $23.68 million of net interest income earned in the first six months of 2014, as an increase in interest income was complemented by a decrease in interest expense.  Interest income in 2015 increased by $134,000, or 0.5%, largely due to a $381,000 increase in interest income on loans.  As a result of the purchase of the Bank of Gassaway ("Gassaway") on April 4, 2014, interest income on loans in the first six months of 2015 included the Gassaway loan interest income for the full six months while interest income in the first six months of 2014 included this income only in the months of April, May and June of 2014.  The impact increased 2015 interest income on loans by approximately $1.5 million.  Interest income on loans in 2015 increased by another $736,000, or 3.2%, from Premier's other operations.  These two increases more than offset approximately $1.85 million of income recognized from purchase discounts and interest income collected on non-accrual loans liquidated during the first six months of 2014.  The timing of these liquidations is difficult to predict, which creates fluctuations in reported loan interest income.  Interest earned on investments decreased by $239,000, or 8.5%, due to lower average yields and a lower average balance of investments outstanding during the first six months of 2015 compared to the same period of 2014.  Interest earned on federal funds sold and interest bearing bank balances decreased by $8,000, largely due to a lower average volume of assets held in this category.

Complementing the increase in interest income in the first six months of 2015 was $70,000 of interest expense savings.  Interest expense decreased in total during the first six months of 2015 by $70,000, or 3.3%, when compared to the same six months of 2014.    Interest expense on deposits decreased by $44,000, or 2.4%, in the first six months of 2015 largely due to a continuing decrease in rates paid on deposits.  Similar to the interest income on loans from the purchase of Gassaway, interest expense on the deposits from Gassaway are included inthe first six months of 2014 only during the months of April, May and June.  The effect is an additional $100,000 of interest expense on the interest-bearing deposits assumed from the Gassaway purchase reported in the first six months of 2015.  Otherwise, interest expense in the first six months of 2015 would have decreased by $144,000, or 7.8%, when compared to the same six months of 2014.  Interest expense on repurchase agreements and other short-term borrowings increased by $3,000 in the first six months of 2015, largely due to a higher average balance outstanding.  Interest expense on other borrowings decreased by $29,000, or 10.1%, in the first six months of 2015 compared to the first six months of 2014, largely due to a decrease in the average amount of borrowings outstanding which more than offset an additional $5,000 of interest expense from the borrowing assumed from the Gassaway purchase.

The Federal Reserve System Board of Governors' policy to maintain the federal funds rate at nearly zero, coupled with the U.S. Treasury actively buying investment securities in 2014, has significantly reduced the yield on much of Premier's earning assets, including investments, federal funds sold and variable rate loans.  Premier has tried to offset the lower interest income by lowering the rates paid on its deposits and repurchase agreements with customers.  Premier's net interest margin during the first six months of 2015 was 4.11% compared to 4.32% for the same period in 2014.  With the recognition of additional loan interest income upon the liquidation of non-accrual loans in 2014, Premier's overall net interest margin increased in the first six months of 2014.  A portion of the interest income on loans is the result of recognizing into interest income the remaining fair value discounts on loans acquired via a business acquisition if that loan was paid-off during the period.  These events cannot be predicted with certainty and may positively or negatively affect the comparison of interest income on loans in future periods.  Also impacting the comparison of Premier's net interest margin in 2015 with its net interest margin in 2014 are the assets and liabilities acquired via the Gassaway purchase, which generated additional net interest income in the first six months of 2015 compared to the net interest income in the first six months of 2014 but not necessarily at the same net interest margin as Premier's historical yields.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
JUNE 30, 2015
Additional information on Premier's net interest income for the first six months of 2015 and first six months of 2014 is contained in the following table.

PREMIER FINANCIAL BANCORP, INC.
AVERAGE CONSOLIDATED BALANCE SHEETS
AND NET INTEREST INCOME ANALYSIS

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
Assets
Interest Earning Assets
Federal funds sold and other	$66,078	$88	0.27%	$71,207	$96	0.27%
Securities available for sale
Taxable	223,581	2,464	2.20	239,478	2,715	2.27
Tax-exempt	8,454	110	3.94	7,208	98	4.12
Total investment securities	232,035	2,574	2.27	246,686	2,813	2.32
Total loans	876,686	23,306	5.36	788,493	22,925	5.86
Total interest-earning assets	1,174,799	25,968	4.46%	1,106,386	25,834	4.71%
Allowance for loan losses	(10,500)			(10,505)
Cash and due from banks	32,235			30,683
Other assets	73,252			74,315
Total assets	$1,269,786			$1,200,879

Liabilities and Equity
Interest-bearing liabilities
Interest-bearing deposits	$827,623	1,803	0.44	$785,019	1,847	0.47
Short-term borrowings	16,553	19	0.23	12,784	16	0.25
Other borrowings	11,883	259	4.40	13,340	288	4.35
Total interest-bearing liabilities	856,059	2,081	0.49%	811,143	2,151	0.53%
Non-interest bearing deposits	260,839			232,768
Other liabilities	4,861			5,016
Stockholders' equity	148,027			151,952
Total liabilities and equity	$1,269,786			$1,200,879

Net interest earnings		$23,887			$23,683
Net interest spread			3.97%			4.18%
Net interest margin			4.11%			4.32%

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
JUNE 30, 2015
Additional information on Premier's net interest income for the second quarter of 2015 and second quarter of 2014 is contained in the following table.

PREMIER FINANCIAL BANCORP, INC.
AVERAGE CONSOLIDATED BALANCE SHEETS
AND NET INTEREST INCOME ANALYSIS

	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
Assets
Interest Earning Assets
Federal funds sold and other	$71,701	$52	0.29%	$86,456	$64	0.30%
Securities available for sale
Taxable	225,817	1,207	2.14	261,020	1,400	2.15
Tax-exempt	8,516	55	3.91	9,798	63	3.90
Total investment securities	234,333	1,262	2.20	270,818	1,463	2.21
Total loans	877,641	11,641	5.32	832,756	11,262	5.42
Total interest-earning assets	1,183,675	12,955	4.40%	1,190,030	12,789	4.32%
Allowance for loan losses	(10,588)			(10,158)
Cash and due from banks	32,360			35,155
Other assets	72,631			78,138
Total assets	$1,278,078			$1,293,165

Liabilities and Equity
Interest-bearing liabilities
Interest-bearing deposits	$831,817	887	0.43	$849,505	960	0.45
Short-term borrowings	17,006	9	0.21	13,200	9	0.27
Other borrowings	12,366	136	4.41	13,198	144	4.38
Total interest-bearing liabilities	861,189	1,032	0.48%	875,903	1,113	0.51%
Non-interest bearing deposits	264,335			258,038
Other liabilities	5,018			5,594
Stockholders' equity	147,536			153,630
Total liabilities and equity	$1,278,078			$1,293,165

Net interest earnings		$11,923			$11,676
Net interest spread			3.92%			3.81%
Net interest margin			4.05%			3.94%

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
JUNE 30, 2015

Net interest income for the quarter ended June 30, 2015 totaled $11.92 million, up $247,000, or 2.1%, from the $11.68 million of net interest income earned in the second quarter of 2014.  Interest income in the second quarter of 2015 increased by $166,000, or 1.3%, as an increase in interest income on loans more than offset a decrease in interest income on investments.  Interest income on loans increased by $379,000, or 3.4%, as an increase in average loans outstanding more than offset a lower average yield on loans.  Interest earned on investments decreased by $201,000, or 13.7%, in the second quarter of 2015 largely due to a lower average balance of investments.  Interest earned on federal funds sold and interest bearing bank balances decreased by $12,000, largely due to a lower average volume of assets held in this category.

Also adding to the increase in net interest income, interest expense decreased in total during the second quarter of 2015 by $81,000, or 7.3%, when compared to the same quarter of 2014.  Interest expense on deposits decreased by $73,000, or 7.6%, largely due to a continuing decrease in the average rates paid on interest-bearing deposits on a lower average balance outstanding.  Interest expense on repurchase agreements and other short-term borrowings remained constant, as an increase in average repurchase agreement balances was offset by an average lower rate paid.   Interest expense on other borrowings decreased by $8,000, or 5.6%, in the second quarter of 2015 compared to the second quarter of 2014, largely due to a decrease in the average amount of borrowings outstanding which more than offset the additional interest expense incurred from a slightly higher rate paid on the borrowings.  The Board of Governors' policy to reduce the federal funds rate to nearly zero, coupled with the U.S. Treasury continuing to buy investment securities in 2014, has significantly reduced the yield on much of Premier's earning assets, including investments, federal funds sold and variable rate loans.  New fixed rate loans are also pricing lower than loans originated in prior periods.  Premier has tried to offset the lower interest earning yields by lowering the rates paid on its deposits and repurchase agreements with customers.  During the second quarter of 2015, while the decrease in the yields earned on loans continued when compared to the same quarter of 2014, the average loans outstanding as a percentage of average earning assets was significantly higher.  As loans are Premier's highest earning asset, the overall yield of average earning assets was elevated to 4.40% compared to 4.32% in the second quarter of 2014.  Combined with the lower average rate paid on interest bearing liabilities in the second quarter of 2015, the increase in the yield on average earning assets resulted in an increase in Premier's net interest margin.    Premier's net interest margin during the second quarter of 2015 was 4.05% compared to 3.94% for the same period in 2014.

Non-interest income increased by $303,000, or 9.6%, to $3,467,000 for the first six months of 2015 compared to the same period of 2014.  Electronic banking income (income from debit/credit cards, ATM fees and internet banking charges) increased by $196,000, or 17.0%, largely due to the inclusion of the Gassaway operations for the full six months in 2015 compared to only April, May and June of 2014.  Service charges on deposit accounts increased by $154,000, or 9.4% as the increase in revenue from the Gassaway operations in the first six months of 2015 compared to Gassaway revenue for only three months in 2014.  Income from selling mortgages in the secondary market decreased by $9,000, or 13.0%, largely due to a decrease in customer demand for refinancing existing mortgage loans compared to one-year ago, while other non-interest income decreased by $38,000, or 12.4%.

For the quarter ending June 30, 2015, non-interest income decreased by $21,000 to $1,762,000 compared to $1,783,000 recognized during the same quarter of 2014.  Service charges on deposit accounts increased by $15,000, or 1.7%, and electronic banking income increased by $47,000, or 7.2%.  More than offsetting these increases, secondary market mortgage income decreased by $28,000 in 2015, largely the result of a decrease in activity compared to the same period in 2014, and other non-interest income decreased by $55,000.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
JUNE 30, 2015
Non-interest expenses for the first six months of 2015 totaled $17.72 million, or 2.81% of average assets on an annualized basis, compared to $16.74 million, or 2.81% of average assets for the same period of 2014.  The $978,000 increase in non-interest expenses in 2015 when compared to the first six months of 2014 is largely due to $1.1 million of  gains on sale of OREO in the first six months of 2014 compared to only $39,000 of gains recorded during the first six months of 2015.  Staff costs decreased by $41,000 or 0.5%, as a $212,000, or 3.1%, increase in salaries and wages (net of deferred loan costs) was more than offset by a $253,000, or 12.1%, decrease in benefit plan costs, namely employee medical insurance benefits resulting from a change in insurance providers.  Occupancy and equipment expenses increased by $130,000, or 5.3%, largely due to the costs associated with operating the five branches from the Gassaway purchase for a full six months versus only three months in 2014, plus additional expenditures on information technology maintenance and software.   Outside data processing increased by $273,000, or 14.4%, largely due to the additional costs associated with the Gassaway operations in the first six months of 2015 compared to the first six months of 2014.  OREO expense increased by $1.1 million largely due to the $1.1 million of gains on sale of OREO in the first half of 2104.  Otherwise, an increase in the expenses of maintaining OREO properties was offset by a lower level of carrying value write downs in 2015.  Amortization of intangibles increased by $66,000 largely due to the inclusion of core deposit intangible asset amortization from the purchase of Gassaway for six months in 2015 compared to only three months in 2014.  Taxes not based on income increased $37,000 as an increase in Kentucky and Ohio equity based taxes were partially offset by a decrease in West Virginia equity based taxes.  These increases were partially offset by lower professional fees, FDIC insurance and other operating expenses in 2015.  Professional fees decreased by $437,000 largely due to higher legal fees in 2014 related to the acquisition of the Bank of Gassaway and $275,000 paid for legal related matters, plus an $114,000 decrease in audit and accounting costs and a $14,000 decrease in consulting expenses.  FDIC insurance decreased by $40,000, largely due to a decrease in the assessment base.  Other operating expenses decreased largely due to decreases in supplies and conversion expenses related to the acquisition of Gassaway in 2014.

Non-interest expenses for the second quarter of 2015 totaled $8.93 million, or 2.80% of average assets on an annualized basis, compared to $8.71 million, or 2.70% of average assets for the same period of 2014.  The $215,000 increase in non-interest expenses in the second quarter of 2015 when compared to the second quarter of 2014 is largely due to $1.0 million of gains on sale of OREO in 2014 compared to $6,000 of recorded losses on the sale of OREO in 2015.  .  Excluding the benefits of the OREO gains reducing total non-interest expense in 2014, non-interest expenses were $823,000, or 8.4%, less in the second quarter of 2015 compared to 2014.  Staff costs decreased by $398,000, or 8.2%, due to an $183,000, or 4.9%, decrease in salaries and wages (net of deferred loan costs) and a $215,000, or $19.7%, decrease in benefit plan costs, primarily employee medical insurance benefits and employer payroll taxes.  Occupancy and equipment expenses decreased by $44,000, or 3.4%, largely due to decreases in rent expense, building repairs, and a $14,000 gain on the sale of a building not yet placed in service.  FDIC insurance decreased by $54,000, largely due to the decrease in the assessment rate on the balances acquired via the purchase of Gassaway.  Amortization of intangibles decreased by $15,000 due to the decrease in the monthly amortization as Premier uses an accelerated method to amortize its core deposit intangible assets.  Professional fees decreased by $30,000 largely due to a decrease in accounting and audit fees.    Other expenses decreased by $111,000, largely due to a decrease in supplies and data system conversion costs related to the conversion of Gassaway in the second quarter of 2014.   Partially offsetting these decreases was a $46,000, or 4.5%, increase in data processing costs largely due to price increases as well as the incremental cost of new products and services offered.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
JUNE 30, 2015
Income tax expense was $3.44 million for the first six months of 2015 compared to $3.72 million for the first six months of 2014.  The effective tax rate for the six months ended June 30, 2015 was 35.4% compared to 35.5% for the same period in 2014.  For the quarter ended June 30, 2015, income tax expense was $1.78 million, a 36.2% effective tax rate, compared to $1.72 million (a 35.7% effective tax rate) for the same period in 2014.  The decrease in income tax expense during the first six months of 2015 can be primarily attributed to the decrease in pre-tax income detailed above, as the effective tax rate was essentially unchanged.  The increase in income tax expense during the second quarter of 2015 when compared to the same quarter of 2014 can be primarily attributed to the increase in pre-tax income for the quarter as detailed above.  The increase in the effective income tax rate in 2015 is largely a result of a revised estimate during the quarter of the level of federal taxable income that will be subject to the phase-in of the 35% maximum federal corporate income tax rate versus the basic 34% federal corporate income tax rate.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
JUNE 30, 2015
B.        Financial Position

Total assets at June 30, 2015 decreased by $5.8 million to $1.247 billion from the $1.253 billion at December 31, 2014.  Earning assets decreased by $970,000 from the $1.153 billion at year-end 2014 to end the quarter at $1.152 billion.  The remaining decrease in total assets was largely due to a decrease in cash and due from banks, the sale of a building not yet placed into service and an $859,000 decrease in other real estate owned.  The decrease in total assets was in response to a $5.0 million decrease in funding from deposits and repurchase agreements.

Cash and due from banks at June 30, 2015 was $33.4 million, a $1.7 million decrease from the $35.1 million at December 31, 2014.  Interest bearing bank balances increased by $186,000 from the $35.3 million reported at December 31, 2014, while federal funds sold also decreased by $1.7 million to $3.3 million at June 30, 2015.  Changes in these highly liquid assets are generally in response to increases in deposits, the demand for deposit withdrawals or the funding of loans or investment purchases and are part of Premier's management of its liquidity and interest rate risks.  The decrease in cash and due from banks and federal funds sold during the first six months of 2015 was largely in response to a decrease in total deposits outstanding at the end of the quarter combined with an increase of $4.2 million in loans outstanding.

Securities available for sale totaled $226.1 million at June 30, 2015, a $3.7 million decrease from the $229.7 million at December 31, 2014.  The decrease was largely due to $33.6 million of proceeds from monthly principal payments on Premier's mortgage backed securities portfolio and securities maturing during the first six months plus a $276,000 decrease in the market value of the securities available for sale.  These decreases more than offset $30.7 million of purchases of investment securities as surplus funding was used to satisfy deposit withdrawals and fund an increase in loans outstanding.  The investment portfolio is predominately high quality residential mortgage backed securities backed by the U.S. Government or Government sponsored agencies.  Any unrealized losses on securities within the portfolio at June 30, 2015 and December 31, 2014 are believed to be price changes resulting from increases in the long-term interest rate environment and management anticipates receiving all principal and interest on these investments as they come due.  Additional details on investment activities can be found in the Consolidated Statements of Cash Flows.

Total loans at June 30, 2015 were $883.9 million compared to $879.7 million at December 31, 2014, an increase of approximately $4.2 million, or 0.5%.  The increase in loans was largely due to loan demand which more than offset payoffs, transfers of loans to OREO upon foreclosure and principal payments on loans received during the first six months of the year.

Deposits totaled $1.071 billion as of June 30, 2015, a $4.7 million, or 0.4%, decrease from the $1.075 billion in deposits at December 31, 2014.  The overall decrease in deposits is largely due to a $12.1 million, or 3.3%, decrease in certificates of deposit.  This decrease more than offset a $6.1 million, or 3.3%, increase in interest bearing transaction accounts, a $972,000, or 0.4%, increase in savings and money market accounts and a $266,000, or 0.1% increase in non-interest bearing deposits.  Repurchase agreements with corporate and public entity customers decreased in the first six months of 2015 by $273,000, or 1.8%.  Other borrowed funds increased by $785,000 during the first six months of 2015 as a $2.0 million net borrowing on the line of credit at the Bankers Bank of Kentucky to purchase the outstanding warrants was partially offset by regularly scheduled principal payments.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
JUNE 30, 2015
The following table sets forth information with respect to the Company's nonperforming assets at June 30, 2015 and December 31, 2014.

	(In Thousands)
	2015	2014
Non-accrual loans	$10,982	$12,712
Accruing loans which are contractually past due 90 days or more	2,289	1,266
Accruing restructured loans	1,957	2,502
Total non-performing loans	15,228	16,480
Other real estate acquired through foreclosure (OREO)	11,349	12,208
Total non-performing assets	$26,577	$28,688

Non-performing loans as a percentage of total loans	1.72%	1.87%

Non-performing assets as a percentage of total assets	2.13%	2.29%

Total non-performing loans have decreased since year-end, largely due to a $1.7 million decrease in non-accrual loans and a net decrease in restructured loans due to payments and payoffs in 2015.    These decreases were partially offset by a $1.0 million increase in loans 90 plus days past due during 2015.  Total non-performing assets have also decreased since year-end, largely due to the decrease in non-performing loans plus an $859,000 decrease in other real estate acquired through foreclosure (OREO) as sales of OREO exceeded new foreclosures in the first six months of 2015.

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

Gross charge-offs totaled $493,000 during the first six months of 2015, largely due to the partial charge-off of loans upon foreclosure and placement into OREO and the charge-off of the remaining balance over and above the portion guaranteed by the Small Business Administration ("SBA") on some previously identified impaired loans during the first quarter.  Any collections on charged-off loans, or partially charged-off loans, would be presented in future financial statements as recoveries of the amounts charged against the allowance.  Recoveries recorded during the first six months of 2015 totaled $917,000, resulting in net recoveries for the first six months of 2015 of $424,000.  This compares to $761,000 of net charge-offs recorded in the first six months of 2014.  The increase in recoveries was largely due to the receipt of the guaranteed portion of an SBA guaranteed loan during the second quarter of 2015 that had previously been charged-off. The allowance for loan losses at June 30, 2015 was 1.21% of total loans compared to 1.18% at December 31, 2014.  The increase in the allowance as a percentage of total loans is largely due to an increase in the allowance allocated to newly impaired residential real estate loans and an increase in allowance allocated to loans collectively evaluated for impairment.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
JUNE 30, 2015

During the first six months of 2015, Premier recorded a negative $77,000 of provision for loan losses.  This provision compares to $389,000 of negative provision for loan losses recorded during the same six months of 2014.  The 2015 negative provision for loan losses was the result of a large recovery in the second quarter.  The recovery exceeded calculated increases in the credit risk of the loan portfolio resulting from increases in specific loan impairments and collectively evaluated loans as a group.  The result was a $146,000 negative provision for loan losses in the second quarter of 2015, which exceeded the $69,000 of provision expense recorded in the first quarter of 2015.  The 2014 negative provision for loan losses was the result of specific reserves allocated to impaired loans that ultimately paid in full during the first quarter of 2014.  As a result, the specific reserves were no longer needed and were reversed into income.  During the second quarter of 2014 a $79,000 negative provision was recorded as scheduled payments were received on impaired loans in addition to a reduction in the estimated credit risk in the remaining loan portfolio.  The allowance for loan losses allocated to loans individually evaluated for impairment decreased from $1.9 million at December 31, 2013 to $527,000 at June 30, 2014, which included a $300,000 partial charge-off of a previously identified impaired loan that was foreclosed upon and placed into OREO during the first quarter of 2014.

The provisions for loan losses recorded in 2014 and 2015 were made in accordance with Premier's policies regarding management's estimation of probable incurred losses in the loan portfolio and the adequacy of the allowance for loan losses, which are in accordance with accounting principles generally accepted in the United States of America.  Future provisions to the allowance for loan losses, positive or negative, will depend on future improvement or deterioration in estimated credit risk in the loan portfolio as well as whether additional payments are received on loans having significant credit risk.  Premier continues to monitor and evaluate the impact that national housing market price declines may have on its local markets and collateral valuations as management evaluates the adequacy of the allowance for loan losses.  While some price deterioration has occurred, it is not currently anticipated that Premier's markets will be impacted as severely as other areas of the country due to the historically modest increases in real estate values in the Company's markets in West Virginia, Ohio and Kentucky. With the concentrations of commercial real estate loans acquired in the Washington, DC and Richmond, Virginia markets, fluctuations in commercial real estate values will also be monitored. For additional details on the activity in the allowance for loan losses, impaired loans, past due and non-accrual loans and restructured loans, see Note 3 to the consolidated financial statements.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
JUNE 30, 2015

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

D.        Liquidity

Liquidity objectives for the Company can be expressed in terms of maintaining sufficient cash flows to meet both existing and unplanned obligations in a cost effective manner.  Adequate liquidity allows the Company to meet the demands of both the borrower and the depositor on a timely basis, as well as pursuing other business opportunities as they arise.  Thus, liquidity management embodies both an asset and liability aspect while attempting to maximize profitability. In order to provide for funds on a current and long-term basis, the Company's subsidiary banks rely primarily on the following sources:

1.	Core deposits consisting of both consumer and commercial deposits and certificates of deposit of $250,000 or more. Management believes that the majority of its $250,000 or more certificates of deposit are no more volatile than its other deposits. This is due to the nature of the markets in which the subsidiaries operate.

2.	Cash flow generated by repayment of loans and interest.

3.	Arrangements with correspondent banks for purchase of unsecured federal funds.

4.	The sale of securities under repurchase agreements and borrowing from the Federal Home Loan Bank.

5.	Maintenance of an adequate available-for-sale security portfolio. The Company owns $226.1 million of securities at fair value as of June 30, 2015.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
JUNE 30, 2015
The cash flow statements for the periods presented in the financial statements provide an indication of the Company's sources and uses of cash as well as an indication of the ability of the Company to maintain an adequate level of liquidity.

E.        Capital

At June 30, 2015, total shareholders' equity of $144.4 million was 11.6% of total assets.  This compares to total shareholders' equity of $145.8 million, or 11.6% of total assets on December 31, 2014.  The decrease in stockholders' equity was largely due to the May 2015 purchase of the outstanding common stock warrant issued to the U.S. Treasury under the TARP program for approximately $5.7 million.  Partially offsetting this decrease in stockholders' equity was a $4.2 million net increase in retained earnings during the first half of 2015 as the $6.3 million of net income earned during the first six months of 2015 was reduced by $2.1 million, or $0.26 per share, in cash dividends declared and paid to stockholders.

Tier 1 capital totaled $112.6 million at June 30, 2015, which represents a Tier 1 leverage ratio of 9.1%.  This ratio equals the 9.1% Tier 1 leverage ratio and is just above the $112.1 million of Tier 1 capital at December 31, 2014, as the growth in Tier 1 capital was divided by a slightly higher base of average total assets at June 30, 2015.

The regulatory authorities introduced a new capital measure in the first quarter of 2015 for financial institutions of Premier's size, Common Equity Tier 1 Capital.  The Common Equity Tier 1 capital measure seeks to determine how much of the traditional Tier 1 capital is attributable to equity contributed by common shareholders by excluding Tier 1 capital from other sources such as Preferred Stockholders' equity and subordinated debt.  As of June 30, 2015, Premier's and its subsidiary bank's Common Equity Tier 1 capital is identical to their Tier 1 capital as none of the entities have any preferred stock or subordinated debt outstanding.

PREMIER FINANCIAL BANCORP, INC.
JUNE 30, 2015

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company currently does not engage in any derivative or hedging activity.  Refer to the Company's 2014 10-K for analysis of the interest rate sensitivity.  The Company believes there have been no significant changes in the interest rate sensitivity since previously reported on the Company's 2014 10-K.

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
JUNE 30, 2015
PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	None

Item 1A.	Risk Factors

Please refer to Premier's Annual Report on Form 10-K for the year ended December 31, 2014 for disclosures with respect to Premier's risk factors at December 31, 2014. There have been no material changes since year-end 2014 in the specified risk factors disclosed in the Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	None

Item 3.	Defaults Upon Senior Securities	None

Item 4.	Mine Safety Disclosures	Not Applicable

Item 5.	Other Information	None

Item 6.	Exhibits

 (a)            The following exhibits are furnished in accordance with the provisions of Item 601 of Regulation S-K.

2.1            Agreement of Merger between Premier Financial Bancorp, Inc. and First National Bankshares Corporation dated July 6, 2015 filed as Exhibit 2.1 to Form 8-K filed on July 7, 2015 is incorporated herein by reference.

31.1            Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2            Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32            Certification Pursuant to 18 U.S.C §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

PREMIER FINANCIAL BANCORP, INC.
JUNE 30, 2015

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PREMIER FINANCIAL BANCORP, INC.

Date: August 10, 2015                                                                           /s/ Robert W. Walker
Robert W. Walker
President & Chief Executive Officer

Date: August 10, 2015                                                                           /s/ Brien M. Chase
Brien M. Chase
Senior Vice President & Chief Financial Officer