Form 10-Q
period 2015-09-30
PREMIER FINANCIAL BANCORP INC
filed 2015-11-09
CIK 887919

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

Common stock, no par value, – 8,175,021 shares outstanding at October 31, 2015

PREMIER FINANCIAL BANCORP, INC.
SEPTEMBER 30, 2015

PREMIER FINANCIAL BANCORP, INC.
SEPTEMBER 30, 2015

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
The accompanying information has not been audited by an independent registered public accounting firm; however, in the opinion of management such information reflects all adjustments necessary for a fair presentation of the results for the interim period. All such adjustments are of a normal and recurring nature.  Premier Financial Bancorp, Inc.'s ("Premier's") accounting and reporting policies are in accordance with accounting principles generally accepted in the United States of America.  Certain accounting principles used by Premier involve a significant amount of judgment about future events and require the use of estimates in their application.  The following policies are particularly sensitive in terms of judgments and the extent to which estimates are used: allowance for loan losses, the identification and evaluation of impaired loans, the impairment of goodwill, the realization of deferred tax assets and stock based compensation disclosures.  These estimates are based on assumptions that may involve significant uncertainty at the time of their use.  However, the policies, the estimates and the estimation process as well as the resulting disclosures are periodically reviewed by the Audit Committee of the Board of Directors.
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

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2015 AND DECEMBER 31, 2014
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	September 30,	December 31,
	2015	2014
ASSETS
Cash and due from banks	$33,073	$35,147
Interest bearing bank balances	74,585	35,251
Federal funds sold	4,193	4,986
Cash and cash equivalents	111,851	75,384
Securities available for sale	228,610	229,750
Loans held for sale	-	226
Loans	855,062	879,711
Allowance for loan losses	(9,825)	(10,347)
Net loans	845,237	869,364
Federal Home Loan Bank stock, at cost	3,072	2,996
Premises and equipment, net	19,958	21,384
Real estate and other property acquired through foreclosure	13,674	12,208
Interest receivable	3,407	3,219
Goodwill	33,796	33,796
Other intangible assets	2,390	3,033
Other assets	1,249	1,464
Total assets	$1,263,244	$1,252,824

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Non-interest bearing	$269,544	$252,828
Time deposits, $250,000 and over	65,577	66,216
Other interest bearing	743,631	756,199
Total deposits	1,078,752	1,075,243
Securities sold under agreements to repurchase	20,532	15,580
Other borrowed funds	11,999	11,722
Interest payable	339	434
Other liabilities	4,560	4,063
Total liabilities	1,116,182	1,107,042

Stockholders' equity
Common stock, no par value; 20,000,000 shares authorized; 8,175,021 shares issued and outstanding at September 30, 2015, and 8,142,056 shares issued and outstanding at December 31, 2014	69,299	74,568
Retained earnings	75,967	69,719
Accumulated other comprehensive income (loss)	1,796	1,495
Total stockholders' equity	147,062	145,782
Total liabilities and stockholders' equity	$1,263,244	$1,252,824

See Accompanying Notes to Consolidated Financial Statements

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest income
Loans, including fees	$12,506	$12,056	$35,812	$34,981
Securities available for sale
Taxable	1,176	1,365	3,639	4,080
Tax-exempt	51	59	162	157
Federal funds sold and other	49	46	137	142
Total interest income	13,782	13,526	39,750	39,360

Interest expense
Deposits	858	953	2,661	2,800
Repurchase agreements and other	9	8	28	24
Other borrowings	132	139	391	427
Total interest expense	999	1,100	3,080	3,251

Net interest income	12,783	12,426	36,670	36,109
Provision for loan losses	309	536	232	147
Net interest income after provision for loan losses	12,474	11,890	36,438	35,962

Non-interest income
Service charges on deposit accounts	948	924	2,740	2,562
Electronic banking income	670	647	2,016	1,797
Secondary market mortgage income	38	73	98	142
Gain on disposition of securities	-	28	-	28
Other	146	186	415	493
	1,802	1,858	5,269	5,022
Non-interest expenses
Salaries and employee benefits	4,149	4,400	12,965	13,257
Occupancy and equipment expenses	1,328	1,281	3,918	3,741
Outside data processing	1,104	1,079	3,275	2,977
Professional fees	189	(104)	497	641
Taxes, other than payroll, property and income	135	203	476	507
Write-downs, expenses, sales of other real estate owned, net	669	450	1,351	56
Amortization of intangibles	210	225	644	593
FDIC insurance	232	247	653	708
Other expenses	1,070	1,047	3,028	3,091
	9,086	8,828	26,807	25,571
Income before income taxes	5,190	4,920	14,900	15,413
Provision for income taxes	1,865	1,769	5,306	5,492

Net income	$3,325	$3,151	$9,594	$9,921

Preferred stock dividends and accretion	-	(205)	-	(535)
Net income available to common stockholders	$3,325	$2,946	$9,594	$9,386

Net income per share:
Basic	$0.41	$0.36	$1.18	$1.16
Diluted	0.40	0.34	1.14	1.09
Dividends per share	0.15	0.12	0.41	0.47
See Accompanying Notes to Consolidated Financial Statements

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$3,325	$3,151	$9,594	$9,921

Other comprehensive income (loss):
Unrealized gains (losses) arising during the period	732	(577)	456	2,882
Reclassification of realized amount	-	(28)	-	(28)
Net change in unrealized gain on securities	732	(605)	456	2,854
Less tax impact	(249)	206	(155)	(970)
Other comprehensive income (loss)	483	(399)	301	1,884

Comprehensive income	$3,808	$2,752	$9,895	$11,805

See Accompanying Notes to Consolidated Financial Statements

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
(UNAUDITED, DOLLARS IN THOUSANDS)

	2015	2014
Cash flows from operating activities
Net income	$9,594	$9,921
Adjustments to reconcile net income to net cash from operating activities
Depreciation	1,290	1,151
Provision for loan losses	232	147
Amortization (accretion), net	154	627
OREO writedowns (gains on sales), net	625	(679)
Stock compensation expense	188	208
Loans originated for sale	(1,679)	(5,167)
Secondary market loans sold	1,941	4,991
Secondary market income	(38)	(142)
Gain on disposition of securities	-	(28)
Changes in :
Interest receivable	(188)	461
Other assets	221	1,180
Interest payable	(95)	(74)
Other liabilities	337	981
Net cash from operating activities	12,582	13,577

Cash flows from investing activities
Purchases of securities available for sale	(51,610)	(36,435)
Proceeds from the sale of securities available for sale	-	4,842
Proceeds from maturities and calls of securities available for sale	52,396	36,654
Purchase of FHLB stock	(76)	-
Redemption of FHLB stock	-	408
Net change in loans	19,330	(20,249)
Acquisition of subsidiary, net of cash received	-	40,973
Purchases of premises and equipment, net	(624)	(725)
Improvements to OREO property	(29)	(189)
Proceeds from sales of other real estate acquired through foreclosure	4,424	3,370
Net cash from investing activities	23,811	28,649

Cash flows from financing activities
Net change in deposits	3,648	(31,373)
Net change in agreements to repurchase securities	4,952	1,836
Net change in short-term Federal Home Loan Bank advances	-	5,000
Redemption of Preferred Stock	-	(7,000)
Repayment of other borrowed funds	(15,669)	(1,814)
Proceeds from other borrowings	15,946	-
Proceeds from stock option exercises	218	567
Purchase of warrant	(5,675)	-
Common stock dividends paid	(3,346)	(3,796)
Preferred stock dividends paid	-	(490)
Net cash from financing activities	74	(37,070)

Net change in cash and cash equivalents	36,467	5,156

Cash and cash equivalents at beginning of period	75,384	76,761

Cash and cash equivalents at end of period	$111,851	$81,917
See Accompanying Notes to Consolidated Financial Statements

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
(UNAUDITED, DOLLARS IN THOUSANDS)

	2015	2014
Supplemental disclosures of cash flow information:
Cash paid during period for interest	$3,175	$3,325

Cash paid during period for income taxes	4,686	4,179

Loans transferred to real estate acquired through foreclosure	5,726	1,552

Premises transferred to other real estate owned	760	-

See Accompanying Notes to Consolidated Financial Statements

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Premier Financial Bancorp, Inc. (the Company) and its wholly owned subsidiaries (the "Banks"):

				September 30, 2015
		Year	Total	Net Income
Subsidiary	Location	Acquired	Assets	Qtr	YTD
Citizens Deposit Bank & Trust	Vanceburg, Kentucky	1991	$384,262	$1,067	$3,012
Premier Bank, Inc.	Huntington, West Virginia	1998	877,056	2,704	7,979
Parent and Intercompany Eliminations			1,926	(446)	(1,397)
Consolidated Total			$1,263,244	$3,325	$9,594

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
In May 2014, FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606). The ASU creates a new topic, Topic 606, to provide guidance on revenue recognition for entities that enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additional disclosures are required to provide quantitative and qualitative information regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new guidance is effective for annual reporting periods, and interim reporting periods within those annual periods, beginning after December 15, 2016. However, in April 2015, the FASB voted to defer the effective date of ASU 2014-09 by one year making the amendments effective for public entities for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. Companies have the option to apply ASU 2014-09 as of the original effective date. Early adoption is not permitted. Management is currently evaluating the impact of the adoption of this guidance on the Company's financial statements.

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 2 –SECURITIES

Amortized cost and fair value of investment securities, by category, at September 30, 2015 are summarized as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
Mortgage-backed securities
U. S. sponsored agency MBS - residential	$93,376	$1,022	$(54)	$94,344
U. S. sponsored agency CMO's - residential	112,974	1,995	(506)	114,463
Total mortgage-backed securities of government sponsored agencies	206,350	3,017	(560)	208,807
U. S. government sponsored agency securities	10,445	76	-	10,521
Obligations of states and political subdivisions	9,094	197	(9)	9,282
Total available for sale	$225,889	$3,290	$(569)	$228,610

Amortized cost and fair value of investment securities, by category, at December 31, 2014 are summarized as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
Mortgage-backed securities
U. S. sponsored agency MBS - residential	$52,006	$774	$-	$52,780
U. S. sponsored agency CMO's - residential	142,932	2,167	(911)	144,188
Total mortgage-backed securities of government sponsored agencies	194,938	2,941	(911)	196,968
U. S. government sponsored agency securities	22,533	30	(57)	22,506
Obligations of states and political subdivisions	10,015	261	-	10,276
Total available for sale	$227,486	$3,232	$(968)	$229,750

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 2–SECURITIES - continued

The amortized cost and fair value of securities at September 30, 2015 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available for sale
Due in one year or less	$5,776	$5,793
Due after one year through five years	11,264	11,453
Due after five years through ten years	2,252	2,308
Due after ten years	247	249
Mortgage-backed securities of government sponsored agencies	206,350	208,807
Total available for sale	$225,889	$228,610

There were no sales of securities during the first nine months of 2015.  Proceeds from the sale of securities were $4,842,000 during the first nine months of 2014, while a $28,000 gain was recognized on the sale of those securities.

Securities with unrealized losses at September 30, 2015 aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S government sponsored agency MBS – residential	$17,479	$(54)	$-	$-	$17,479	$(54)
U.S government sponsored agency CMO – residential	3,908	(72)	20,894	(434)	24,802	(506)
Obligations of states and political subdivisions	920	(9)	-	-	920	(9)
Total temporarily impaired	$22,307	$(135)	$20,894	$(434)	$43,201	$(569)

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

The investment portfolio is predominately high credit quality interest-bearing bonds with defined maturity dates backed by the U.S. Government or Government sponsored entities.  The unrealized losses at September 30, 2015 and December 31, 2014 are price changes resulting from changes in the interest rate environment and are considered to be temporary declines in the value of the securities.  Management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery. Their fair value is expected to recover as the bonds approach their maturity date and/or market conditions improve.

NOTE 3 - LOANS

Major classifications of loans at September 30, 2015 and December 31, 2014 are summarized as follows:

	2015	2014
Residential real estate	$284,052	$278,212
Multifamily real estate	37,202	30,310
Commercial real estate:
Owner occupied	117,125	120,861
Non owner occupied	208,101	230,750
Commercial and industrial	76,314	85,943
Consumer	31,894	32,745
All other	100,374	100,890
	$855,062	$879,711

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 3–LOANS - continued

Activity in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2015 was as follows:

Loan Class	Balance Dec 31, 2014	Provision (Credit) for loan losses	Loans charged-off	Recoveries	Balance Sept 30, 2015

Residential real estate	$2,093	$557	$102	$74	$2,622
Multifamily real estate	304	291	-	-	595
Commercial real estate:
Owner occupied	1,501	(3)	2	2	1,498
Non owner occupied	2,316	(599)	-	659	2,376
Commercial and industrial	1,444	71	403	7	1,119
Consumer	243	128	167	82	286
All other	2,446	(213)	1,058	154	1,329
Total	$10,347	$232	$1,732	$978	$9,825

Activity in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2014 was as follows:

Loan Class	Balance Dec 31, 2013	Provision (Creidt) for loan losses	Loans charged-off	Recoveries	Balance Sept 30, 2014

Residential real estate	$2,694	$(419)	$308	$55	$2,022
Multifamily real estate	417	(137)	-	-	280
Commercial real estate:
Owner occupied	1,407	112	207	-	1,312
Non owner occupied	2,037	310	323	-	2,024
Commercial and industrial	2,184	(335)	111	11	1,749
Consumer	297	(12)	105	45	225
All other	1,991	628	267	216	2,568
Total	$11,027	$147	$1,321	$327	$10,180

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 3–LOANS - continued

Activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2015 was as follows:

Loan Class	Balance June 30, 2015	Provision (Credit) for loan losses	Loans charged-off	Recoveries	Balance Sept. 30, 2015

Residential real estate	$2,466	$185	$35	$6	$2,622
Multifamily real estate	512	83	-	-	595
Commercial real estate:
Owner occupied	1,476	21	-	1	1,498
Non owner occupied	2,332	44	-	-	2,376
Commercial and industrial	1,139	211	234	3	1,119
Consumer	274	23	35	24	286
All other	2,495	(258)	946	38	1,329
Total	$10,694	$309	$1,250	$72	$9,825

Activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2014 was as follows:

Loan Class	Balance June 30, 2014	Provision (Credit) for loan losses	Loans charged-off	Recoveries	Balance Sept 30, 2014

Residential real estate	$2,140	$(28)	$137	$47	$2,022
Multifamily real estate	311	(31)	-	-	280
Commercial real estate:
Owner occupied	1,364	73	125	-	1,312
Non owner occupied	2,270	(246)	-	-	2,024
Commercial and industrial	1,489	281	27	6	1,749
Consumer	232	21	46	18	225
All other	2,071	466	63	94	2,568
Total	$9,877	$536	$398	$165	$10,180

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 3–LOANS - continued

Purchased Impaired Loans

The Company holds purchased loans for which there was, at their acquisition date, evidence of deterioration of credit quality since their origination and it was probable, at acquisition, that all contractually required payments would not be collected.  The carrying amount of those loans is as follows at September 30, 2015 and December 31, 2014.

	2015	2014
Multifamily real estate	$-	$497
Commercial real estate
Owner occupied	131	131
Non owner occupied	5,587	5,695
Commercial and industrial	114	136
All other	-	5,128
Total carrying amount	$5,832	$11,587
Contractual principal balance	$7,450	$21,250

Carrying amount, net of allowance	$5,718	$10,639

For those purchased loans disclosed above, the Company increased the allowance for loan losses by $66,000 for the three and nine months ended September 30, 2015. The allowance for loan losses was not increased for purchased impaired loans during the three and nine months ended September 30, 2014.

For those purchased loans discussed above,  where the Company can reasonably estimate the cash flows expected to be collected on the loans, a portion of the purchase discount is allocated to an accretable yield adjustment based upon the present value of the future estimated cash flows versus the current carrying value of the loan and the accretable yield portion is being recognized as interest income over the remaining life of the loan.

Where the Company cannot reasonably estimate the cash flows expected to be collected on the loans, it has continued to account for those loans using the cost recovery method of income recognition.  As such, no portion of a purchase discount adjustment has been determined to meet the definition of an accretable yield adjustment on those loans accounted for using the cost recovery method.  If, in the future, cash flows from the borrower(s) can be reasonably estimated, a portion of the purchase discount would be allocated to an accretable yield adjustment based upon the present value of the future estimated cash flows versus the current carrying value of the loan and the accretable yield portion would be recognized as interest income over the remaining life of the loan.  Until such accretable yield can be calculated, under the cost recovery method of income recognition, all payments will be used to reduce the carrying value of the loan and no income will be recognized on the loan until the carrying value is reduced to zero.  Any loan accounted for under the cost recovery method is also still included as a non-accrual loan in the amounts presented in the tables below.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 3–LOANS - continued

The accretable yield, or income expected to be collected, on the purchased loans above is as follows at September 30, 2015 and September 30, 2014.

	2015	2014
Balance at January 1	$204	$217
New loans purchased	-	-
Accretion of income	(14)	(9)
Reclassifications from non-accretable difference	-	-
Disposals	-	-
Balance at September 30	$190	$208

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 3–LOANS - continued

Past Due and Non-performing Loans

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of September 30, 2015 and December 31, 2014.  The recorded investment in non-accrual loans is less than the principal owed on non-accrual loans due to discounts applied to the carrying value of the loan at time of their acquisition and interest payments made by the borrower which have been used to reduce the recorded investment in the loan rather than recognized as interest income.

September 30, 2015	Principal Owed on Non-accrual Loans	Recorded Investment in Non-accrual Loans	Loans Past Due Over 90 Days, still accruing

Residential real estate	$2,439	$2,188	$971
Multifamily real estate	411	70	-
Commercial real estate
Owner occupied	879	806	1,132
Non owner occupied	1,928	1,628	1,811
Commercial and industrial	1,465	354	1,388
Consumer	211	198	-
All other	88	33	-
Total	$7,431	$5,277	$5,302

December 31, 2014	Principal Owed on Non-accrual Loans	Recorded Investment in Non-accrual Loans	Loans Past Due Over 90 Days, still accruing

Residential real estate	$1,996	$1,768	$668
Multifamily real estate	1,803	1,033	564
Commercial real estate
Owner occupied	2,115	1,928	-
Non owner occupied	2,020	1,819	26
Commercial and industrial	2,012	806	8
Consumer	213	185	-
All other	12,608	5,173	-
Total	$22,767	$12,712	$1,266

Nonaccrual loans and impaired loans are defined differently.  Some loans may be included in both categories, and some may only be included in one category. Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 3–LOANS - continued

The following table presents the aging of the recorded investment in past due loans as of September 30, 2015 by class of loans:
Loan Class	Total Loans	30-89 Days Past Due	Greater than 90 days past due	Total Past Due	Loans Not Past Due

Residential real estate	$284,052	$5,320	$2,086	$7,406	$276,646
Multifamily real estate	37,202	312	70	382	36,820
Commercial real estate:
Owner occupied	117,125	2,137	1,674	3,811	113,314
Non owner occupied	208,101	4,115	3,439	7,554	200,547
Commercial and industrial	76,314	303	1,571	1,874	74,440
Consumer	31,894	442	91	533	31,361
All other	100,374	904	-	904	99,470
Total	$855,062	$13,533	$8,931	$22,464	$832,598

The following table presents the aging of the recorded investment in past due loans as of December 31, 2014 by class of loans:
Loan Class	Total Loans	30-89 Days Past Due	Greater than 90 days past due	Total Past Due	Loans Not Past Due

Residential real estate	$278,212	$5,810	$1,706	$7,516	$270,696
Multifamily real estate	30,310	177	1,100	1,277	29,033
Commercial real estate:
Owner occupied	120,861	250	1,530	1,780	119,081
Non owner occupied	230,750	2,173	1,670	3,843	226,907
Commercial and industrial	85,943	1,720	608	2,328	83,615
Consumer	32,745	497	71	568	32,177
All other	100,890	234	5,127	5,361	95,529
Total	$879,711	$10,861	$11,812	$22,673	$857,038

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 3–LOANS - continued

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2015:
	Allowance for Loan Losses				Loan Balances
Loan Class	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total

Residential real estate	$177	$2,445	$-	$2,622	$475	$283,577	$-	$284,052
Multifamily real estate	-	595	-	595	71	37,131	-	37,202
Commercial real estate:
Owner occupied	33	1,465	-	1,498	772	116,222	131	117,125
Non-owner occupied	-	2,376	-	2,376	4,212	198,302	5,587	208,101
Commercial and industrial	139	866	114	1,119	546	75,654	114	76,314
Consumer	-	286	-	286	-	31,894	-	31,894
All other	-	1,329	-	1,329	912	99,462	-	100,374
Total	$349	$9,362	$114	$9,825	$6,988	$842,242	$5,832	$855,062

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

The following table presents loans individually evaluated for impairment by class of loans as of September 30, 2015.  The table includes $114,000 of loans acquired with deteriorated credit quality that the Company cannot reasonably estimate cash flows such that they are accounted for on the cost recovery method and are still individually evaluated for impairment.

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Residential real estate	$295	$254	$-
Multifamily real estate	412	71	-
Commercial real estate
Owner occupied	457	392	-
Non owner occupied	4,512	4,212	-
Commercial and industrial	1,180	407	-
All other	967	912	-
	7,823	6,248	-
With an allowance recorded:
Residential real estate	$227	$221	$177
Commercial real estate
Owner occupied	380	380	33
Commercial and industrial	536	253	253
	1,143	854	463
Total	$8,966	$7,102	$463

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 3–LOANS - continued

The following table presents the average balance of loans individually evaluated for impairment and interest income recognized on these loans for the nine months ended September 30, 2015 and September 30, 2014. The table includes loans acquired with deteriorated credit quality that are still individually evaluated for impairment.

	Nine months ended Sept. 30, 2015			Nine months ended Sept. 30, 2014
Loan Class	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
Residential real estate	$329	$5	$5	$2,421	$209	$209
Multifamily real estate	1,051	685	685	2,518	746	746
Commercial real estate:
Owner occupied	1,157	25	25	2,171	39	30
Non-owner occupied	4,552	137	115	1,388	644	634
Commercial and industrial	856	20	20	2,152	546	546
All other	4,841	43	28	7,624	126	126
Total	$12,786	$915	$878	$18,274	$2,310	$2,291

The following table presents the average balance of loans individually evaluated for impairment and interest income recognized on these loans for the three months ended September 30, 2015 and September 30, 2014. The table includes loans acquired with deteriorated credit quality that are still individually evaluated for impairment.

	Three months ended Sept. 30, 2015			Three months ended Sept. 30, 2014
Loan Class	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized

Residential real estate	$523	$3	$3	$2,166	$148	$148
Multifamily real estate	305	671	671	2,328	19	19
Commercial real estate:
Owner occupied	857	7	7	2,080	10	9
Non-owner occupied	4,304	43	34	1,679	17	7
Commercial and industrial	726	6	6	1,337	4	4
All other	3,487	14	-	7,475	45	45
Total	$10,202	$744	$721	$17,065	$243	$232

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

The following table presents TDR's as of September 30, 2015 and December 31, 2014:

September 30, 2015	TDR's on Non-accrual	Other TDR's	Total TDR's

Residential real estate	$8	$176	$184
Commercial real estate
Non owner occupied	-	459	459
Commercial and industrial	-	406	406
All other	-	886	886
Total	$8	$1,927	$1,935

December 31, 2014	TDR's on Non-accrual	Other TDR's	Total TDR's

Residential real estate	$13	$191	$204
Commercial real estate
Non owner occupied	-	474	474
Commercial and industrial	-	761	761
All other	-	1,063	1,063
Total	$13	$2,489	$2,502

At September 30, 2015 and December 31, 2014 there were no specific reserves allocated to loans that had restructured terms and there were no commitments to lend additional amounts on these loans.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 3–LOANS - continued

The following table presents TDR's that occurred during the nine months ended September 30, 2015.  There were no TDR's that occurred during the nine months ended September 30, 2014.

	Nine months ended Sept. 30, 2015
Loan Class	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Multifamily Real Estate	1	$1,543	$1,543
Total	1	$1,543	$1,543

The modification of the multifamily residential real estate loan above occurred during the three months ended March 31, 2015 and was fully repaid during the three months ended June 30, 2015.  The modification did not include a permanent reduction of the recorded investment in the loan and did not increase the allowance for loan losses during the period.  The modification included a lengthening of the amortization period and reduction in the stated interest rate, however the maturity date was reduced to the end of a fifteen month forbearance period with a balloon payment due at maturity.

During the three and nine months ended September 30, 2015 and the three and nine months ended September 30, 2014, there were no TDR's for which there was a payment default within twelve months following the modification.

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 3–LOANS - continued

As of September 30, 2015 and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

Loan Class	Pass	Special Mention	Substandard	Doubtful	Total Loans

Residential real estate	$271,872	$5,268	$6,904	$8	$284,052
Multifamily real estate	32,858	2,055	2,289	-	37,202
Commercial real estate:
Owner occupied	110,387	3,814	2,924	-	117,125
Non-owner occupied	198,092	2,917	7,092	-	208,101
Commercial and industrial	73,507	1,839	921	47	76,314
Consumer	31,503	223	168	-	31,894
All other	97,686	1,348	1,340	-	100,374
Total	$815,905	$17,464	$21,638	$55	$855,062

As of December 31, 2014, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

Loan Class	Pass	Special Mention	Substandard	Doubtful	Total Loans

Residential real estate	$265,285	$8,292	$4,622	$13	$278,212
Multifamily real estate	27,260	2,017	1,033	-	30,310
Commercial real estate:
Owner occupied	111,024	6,505	3,332	-	120,861
Non-owner occupied	218,971	6,652	5,127	-	230,750
Commercial and industrial	83,634	1,007	1,275	27	85,943
Consumer	32,364	267	114	-	32,745
All other	89,173	4,873	6,844	-	100,890
Total	$827,711	$29,613	$22,347	$40	$879,711

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
These quantitative measures established by regulation to ensure capital adequacy require the Company and Banks to maintain minimum amounts and ratios (set forth in the following table) of Common Equity Tier 1 Capital, Tier 1 Capital and Total Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 Capital (as defined) to average assets (as defined).  The Common Equity Tier 1 Capital measurement became effective with the March 31, 2015 reporting period.  Management believes, as of September 30, 2015 the Company and the Banks meet all quantitative capital adequacy requirements to which they are subject.

Shown below is a summary of regulatory capital ratios for the Company:
	September 30, 2015	December 31, 2014		Regulatory Minimum Requirements (1)	To Be Considered Well Capitalized (1)
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	13.3%	n/	a	4.5%	6.5%
Tier 1 Capital (to Risk-Weighted Assets) (1)	13.3%	13.3%		6.0%	8.0%
Total Capital (to Risk-Weighted Assets)	14.4%	14.6%		8.0%	10.0%
Tier 1 Capital (to Average Assets)	9.3%	9.1%		4.0%	5.0%
(1)The regulatory requirements presented in the table are effective as of January 1, 2015. At December 31, 2014, the minimum Tier 1 capital to risk-weighted assets ratio was 4.0% and to be considered well capitalized the ratio was required to be at least 6.0%

As of September 30, 2015, the most recent notification from each of the Banks' primary Federal regulators categorized the subsidiary Banks as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Banks must maintain minimum Common Equity Tier 1 risk-based, Tier 1 risk-based, Total risk-based and Tier 1 leverage ratios as set forth in the preceding table.  There are no conditions or events since that notification that management believes have changed the Banks' categories.

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
Stock-based compensation expense of $188,000 was recorded for the first nine months of 2015 compared to $208,000 for the first nine months of 2014.  For the three months ended September 30, $25,000 was recorded for 2015 while $38,000 was recorded for 2014.  Stock-based compensation expense is recognized ratably over the requisite vesting period for all awards. Unrecognized stock-based compensation expense related to stock options totaled $65,000 at September 30, 2015. This unrecognized expense is expected to be recognized over the next 29 months based on the vesting periods of the options.
A summary of the Company's stock option activity and related information is presented below for the nine months ended September 30:

	- - - - - - 2015 - - - - - -		- - - - - - 2014 - - - - - -
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	273,942	$11.06	354,281	$9.84
Grants	47,650	14.72	46,300	14.43
Exercises	(37,081)	10.65	(77,896)	8.52
Forfeitures or expired	(24,382)	14.03	(8,133)	9.27
Outstanding at September 30,	260,129	$11.51	314,552	$10.86

Exercisable at September 30,	184,794		209,299
Weighted average remaining life of options outstanding	6.0		6.1
Weighted average fair value of options granted during the year	$1.37		$3.74

Options outstanding at period-end are expected to fully vest.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  6 – STOCK COMPENSATION EXPENSE - continued

Additional information regarding stock options outstanding and exercisable at September 30, 2015, is provided in the following table:

	- - - - - - - - Outstanding - - - - - - - -			- - - - - - - - Currently Exercisable - - - - - - - -
Range of Exercise Prices	Number	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value

$6.50 to $10.00	96,878	$7.54	$649	96,878	5.6	$7.54	$649
$10.01 to $12.50	34,667	11.39	99	22,874	7.5	11.39	65
$12.51 to $15.00	108,084	14.26	24	44,542	3.8	13.75	24
$15.01 to $17.50	20,500	16.00	-	20,500	0.4	16.00	-
Outstanding - Sept. 30, 2015	260,129	11.51	$772	184,794	4.8	10.46	$738

NOTE  7 – EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the earnings per common share and earnings per common share assuming dilution computations for the three and nine months ended September 30, 2015 and 2014 is presented below:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2015	2014	2015	2014
Basic earnings per share
Income available to common stockholders	$3,325	$2,946	$9,594	$9,386
Weighted average common shares outstanding	8,172,577	8,108,722	8,158,003	8,077,428
Earnings per share	$0.41	$0.36	$1.18	$1.16

Diluted earnings per share
Income available to common stockholders	$3,325	$2,946	$9,594	$9,386
Weighted average common shares outstanding	8,172,577	8,108,722	8,158,003	8,077,428
Add dilutive effects of potential additional common stock	65,090	512,166	259,466	506,420
Weighted average common and dilutive potential common shares outstanding	8,237,667	8,620,888	8,417,469	8,583,848
Earnings per share assuming dilution	$0.40	$0.34	$1.14	$1.09

Stock options for 23,500 and 23,500 shares of common stock were not considered in computing diluted earnings per share for the nine months ended September 30, 2015 and 2014 because they were antidilutive.  Stock options for 23,500 and 23,500 shares of common stock were not considered in computing diluted earnings per share for the three months ended September 30, 2015 and 2014 because they were antidilutive.

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  8 – FAIR VALUE - continued

The carrying amounts and estimated fair values of financial instruments at September 30, 2015 were as follows:

		Fair Value Measurements at September 30, 2015 Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and due from banks	$107,658	$107,658	$-	$-	$107,658
Federal funds sold	4,193	4,193	-	-	4,193
Securities available for sale	228,610	-	228,610	-	228,610
Loans, net	845,237	-	-	847,567	847,567
Federal Home Loan Bank stock	3,072	n/a	n/a	n/a	n/a
Interest receivable	3,407	-	626	2,781	3,407

Financial liabilities
Deposits	$(1,078,752)	$(735,228)	$(342,422)	$-	$(1,077,650)
Securities sold under agreements to repurchase	(20,532)	-	(20,532)	-	(20,532)
Other borrowed funds	(11,999)	-	(12,051)	-	(12,051)
Interest payable	(339)	(6)	(333)	-	(339)

The carrying amounts and estimated fair values of financial instruments at December 31, 2014 were as follows:

		Fair Value Measurements at December 31, 2014 Using
	Carrying Amount	Level 1		Level 2		Level 3		Total
Financial assets
Cash and due from banks	$70,398	$70,398		$-		$-		$70,398
Federal funds sold	4,986	4,986		-		-		4,986
Securities available for sale	229,750	-		229,610		140		229,750
Loans held for sale	226	-		-		226		226
Loans, net	869,364	-		-		870,273		870,273
Federal Home Loan Bank stock	2,996	n/	a	n/	a	n/	a	n/	a
Interest receivable	3,219	-		625		2,594		3,219

Financial liabilities
Deposits	$(1,075,243)	$(711,118)		$(363,481)		$-		$(1,074,599)
Securities sold under agreements to repurchase	(15,580)	-		(15,580)		-		(15,580)
Other borrowed funds	(11,722)	-		(11,760)		-		(11,760)
Interest payable	(434)	(6)		(428)		-		(434)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  8 – FAIR VALUE - continued

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at September 30, 2015 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale
Mortgage-backed securities
U. S. agency MBS - residential	$94,344	$-	$94,344	$-
U. S. agency CMO's - residential	114,463	-	114,463	-
Total mortgage-backed securities of government sponsored agencies	208,807	-	208,807	-
U. S. government sponsored agency securities	10,521	-	10,521	-
Obligations of states and political subdivisions	9,282	-	9,282	-
Total available for sale	$228,610	$-	$228,610	$-

		Fair Value Measurements at December 31, 2014 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale
Mortgage-backed securities
U. S. agency MBS - residential	$52,780	$-	$52,780	$-
U. S. agency CMO's	144,188	-	144,188	-
Total mortgage-backed securities of government sponsored agencies	196,968	-	196,968	-
U. S. government sponsored agency securities	22,506	-	22,506	-
Obligations of states and political subdivisions	10,276	-	10,136	140
Total securities available for sale	$229,750	$-	$229,610	$140

There were no transfers between Level 1 and Level 2 during 2015 or 2014.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  8 – FAIR VALUE - continued

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarter ended September 30, 2015:

Securities Available-for-sale
Quarter Ended September 30, 2015
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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  8 – FAIR VALUE - continued

Assets and liabilities measured at fair value on a non-recurring basis at September 30, 2015 are summarized below:

		Fair Value Measurements at September 30, 2015 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Residential real estate	$44	$-	$-	$44
Commercial real estate:
Owner occupied	347	-	-	347
Total impaired loans	$391	$-	$-	$391

Other real estate owned:
Residential real estate	$648	$-	$-	$648
Commercial real estate:
Owner occupied	39	-	-	39
Non-owner occupied	2,253	-	-	2,253
All other	5,339	-	-	5,339
Total OREO	$8,279	$-	$-	$8,279

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $854,000 at September 30, 2015 with a valuation allowance of $463,000 and a carrying amount of $7,200,000 at December 31, 2014 with a valuation allowance of $1,400,000.  The change resulted in a provision for loan losses of $136,000 for the nine months ended September 30, 2015, compared to an $473,000 negative provision for loan losses for the nine months ended September 30, 2014 and an $18,000 provision for loan losses for the three months ended September 30, 2015, compared to a $413,000 negative provision for loan losses for the three months ended September 30, 2014.  The detail of impaired loans by loan class is contained in Note 3 above.
Other real estate owned measured at fair value less costs to sell, had a net carrying amount of $8,279,000 which is made up of the outstanding balance of $10,599,000 net of a valuation allowance of $2,320,000 at September 30, 2015.  There were $614,000 of additional write downs during the nine months ended September 30, 2015, compared to $380,000 of additional write downs during the nine months ended September 30, 2014.  For the three months ended September 30, 2015 there were $368,000 of additional write downs compared to $100,000 of additional write downs during the three months ended September 30, 2014.  At December 31, 2014, other real estate owned had a net carrying amount of $10,206,000, made up of the outstanding balance of $12,343,000, net of a valuation allowance of $2,137,000.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  8 – FAIR VALUE - continued

The significant unobservable inputs related to assets and liabilities measured at fair value on a non-recurring basis at September 30, 2015 are summarized below:

	September 30, 2015	Valuation Techniques	Unobservable Inputs	Range (Weighted Avg)
Impaired loans:
Residential real estate	$44	sales comparison	adjustment for differences between the comparable sales	69.6%-69.6% (69.6%)
Commercial real estate:
Owner occupied	347	sales comparison	adjustment for limited salability of specialized property	65.5%-72.4% (66.9%)
Total impaired loans	$391

Other real estate owned:
Residential real estate	$648	sales comparison	adjustment for differences between the comparable sales	0.7%-31.6% (24.7%)
Commercial real estate:
Owner occupied	39	sales comparison	adjustment for estimated realizable value	25.4%-25.4% (25.4%)
Non-owner occupied	2,253	sales comparison	adjustment for differences between the comparable sales	21.8%-23.4% (23.1%)
All other	5,339	sales comparison	adjustment for estimated realizable value	10.7%-37.6% (14.5%)
Total OREO	$8,279

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
Commercial real estate:
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
Commercial real estate:
Non-owner occupied	$2,003	sales comparison	adjustment for differences between the comparable sales	17.8%-17.8% (17.8%)
All other	8,203	sales comparison	adjustment for estimated realizable value	24.6%-50.3% (45.0%)
Total OREO	$10,206

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 9 – PENDING ACQUISITION

On July 6, 2015, Premier Financial Bancorp, Inc. ("Premier") entered into a material definitive merger agreement (the "Merger Agreement") with First National Bankshares Corporation ("First National"), a $245 million single bank holding company headquartered in Ronceverte, West Virginia whereby Premier will acquire First National in exchange for a combination of cash and Premier common stock valued on the date of the announcement at approximately $26.5 million.
Under terms of the Merger Agreement, First National shareholders will be entitled to a combination of Premier common stock and cash valued on the date of the announcement at approximately $31.82 per First National share, or an aggregate value of $26.5 million, with Premier issuing approximately 1.4 million shares in the acquisition.  The transaction, which is subject to satisfaction of various contractual conditions and requires approval by bank regulatory agencies and the shareholders of First National, is anticipated to close in the first quarter of 2016.

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
Net income for the nine months ended September 30, 2015 was $9,594,000, or $1.14 per diluted share, compared to net income of $9,921,000, or $1.09 per diluted share, for the nine months ended September 30, 2014.  The decrease in income in 2015 is largely due to a gain on the sale of OREO in 2014 and higher provision for loan losses in 2015 compared to 2014, both of which more than offset an increase in net interest income and an increase in non-interest income. The annualized returns on average common shareholders' equity and average assets were approximately 8.66% and 1.01% for the nine months ended September 30, 2015 compared to 8.75% and 1.07% for the same period of 2014.
Net income for the three months ended September 30, 2015 was $3,325,000, or $0.40 per diluted share, compared to net income of $3,151,000, or $0.34 per diluted share for the three months ended September 30, 2014.  The increase in income for the three months ended September 30, 2015 is largely due to an increase in interest income, a decrease in interest expense and a decrease in the provision for loan losses, all of which more than offset an increase in net operating expenses.  The annualized returns on average common shareholders' equity and average assets were approximately 9.04% and 1.05% for the three months ended September 30, 2015 compared to 8.18% and 0.99% for the same period in 2014.
Net interest income for the nine months ended September 30, 2015 totaled $36.67 million, up $561,000, or 1.6%, from the $36.11 million of net interest income earned in the first nine months of 2014, as an increase in interest income was complemented by a decrease in interest expense.  Interest income in 2015 increased by $390,000, or 1.0%, largely due to an $831,000 increase in interest income on loans.  As a result of the purchase of the Bank of Gassaway ("Gassaway") on April 4, 2014, interest income on loans in the first nine months of 2015 included the Gassaway loan interest income for the full nine months while interest income in the first nine months of 2014 included this income only in the second and third quarters of 2014.  The impact increased 2015 interest income on loans by approximately $1.5 million.  Interest income on loans in 2015 was also increased by $671,000 as a result of income recognized from purchase discounts and interest income collected on non-accrual loans liquidated during the first nine months and another $1.03 million, or 3.0%, from an increase in average loans outstanding from Premier’s core operations.  These increases more than offset approximately $2.37 million of income recognized from purchase discounts and interest income collected on non-accrual loans liquidated during the first nine months of 2014.  The timing of these liquidations is difficult to predict, which creates fluctuations in reported loan interest income.  Interest earned on investments decreased by $436,000, or 10.3%, due to a lower average balance of investments outstanding during the first nine months of 2015 compared to the same period of 2014.  Interest earned on federal funds sold and interest bearing bank balances decreased by $5,000, largely due to slightly lower yields on the assets held in this category.

Complementing the increase in interest income in the first nine months of 2015 was $171,000 of interest expense savings.  Interest expense decreased in total during the first nine months of 2015 by $171,000, or 5.3%, when compared to the same nine months of 2014.    Interest expense on deposits decreased by $139,000, or 5.0%, in the first nine months of 2015 largely due to a continuing decrease in the average rates paid on deposits.  Similar to the interest income on loans from the purchase of Gassaway, interest expense on the deposits from Gassaway is included in the first nine months of 2014 only during the second and third quarters.  The effect is an additional $100,000 of interest expense on the interest-bearing deposits assumed from the Gassaway purchase reported in the first nine months of 2015.  Otherwise, interest expense in the first nine months of 2015 would have decreased by $239,000, or 8.5%, when compared to the same nine months of 2014.  Interest expense on repurchase agreements and other short-term borrowings increased by $4,000 in the first nine months of 2015, largely due to a higher average balance outstanding.  Interest expense on other borrowings decreased by $36,000, or 8.4%, in the first nine months of 2015 compared to the first nine months of 2014, largely due to a decrease in the average amount of borrowings outstanding which more than offset an additional $5,000 of interest expense from the borrowing assumed from the Gassaway purchase.
The Federal Reserve System Board of Governors' policy to maintain the federal funds rate at nearly zero, coupled with the U.S. Treasury actively buying investment securities in 2014, has significantly reduced the yield on much of Premier's earning assets, including investments, federal funds sold and variable rate loans.  Premier has tried to offset the lower interest income by lowering the rates paid on its deposits and repurchase agreements with customers.  Premier's net interest margin during the first nine months of 2015 was 4.19% compared to 4.28% for the same period in 2014.  With the recognition of additional loan interest income upon the liquidation of non-accrual loans in 2014 exceeding the amount recognized in 2015, Premier's overall net interest margin decreased in the first nine months of 2015.  A portion of the interest income on loans is the result of recognizing into interest income the remaining fair value discounts on loans acquired via a business acquisition if that loan was paid-off during the period.  These events cannot be predicted with certainty and may positively or negatively affect the comparison of interest income on loans in future periods.  Also impacting the comparison of Premier's net interest margin in 2015 with its net interest margin in 2014 are the assets and liabilities acquired via the Gassaway purchase, which generated additional net interest income in the first nine months of 2015 compared to the net interest income in the first nine months of 2014 but not necessarily at the same net interest margin as Premier's historical yields.

Additional information on Premier's net interest income for the first nine months of 2015 and first nine months of 2014 is contained in the following table.

PREMIER FINANCIAL BANCORP, INC.
AVERAGE CONSOLIDATED BALANCE SHEETS
AND NET INTEREST INCOME ANALYSIS

	Nine Months Ended Sept. 30, 2015			Nine Months Ended Sept. 30, 2014
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
Assets
Interest Earning Assets
Federal funds sold and other	$69,725	$137	0.26%	$69,041	$142	0.27%
Securities available for sale
Taxable	221,184	3,639	2.19	246,487	4,080	2.21
Tax-exempt	8,273	162	3.96	7,914	157	4.01
Total investment securities	229,457	3,801	2.26	254,401	4,237	2.26
Total loans	873,884	35,812	5.48	806,487	34,981	5.80
Total interest-earning assets	1,173,066	39,750	4.54%	1,129,929	39,360	4.67%
Allowance for loan losses	(10,436)			(10,291)
Cash and due from banks	32,040			31,577
Other assets	73,471			75,929
Total assets	$1,268,141			$1,227,144

Liabilities and Equity
Interest-bearing liabilities
Interest-bearing deposits	$823,933	2,661	0.43	$800,713	2,800	0.47
Short-term borrowings	16,102	28	0.23	12,408	23	0.25
FHLB advances	-	-	0.00	1,117	1	0.12
Other borrowings	12,008	391	4.35	13,094	427	4.36
Total interest-bearing liabilities	852,043	3,080	0.48%	827,332	3,251	0.53%
Non-interest bearing deposits	263,475			241,043
Other liabilities	4,888			5,572
Stockholders' equity	147,735			153,197
Total liabilities and equity	$1,268,141			$1,227,144

Net interest earnings		$36,670			$36,109
Net interest spread			4.06%			4.14%
Net interest margin			4.19%			4.28%

Additional information on Premier's net interest income for the third quarter of 2015 and third quarter of 2014 is contained in the following table.

PREMIER FINANCIAL BANCORP, INC.
AVERAGE CONSOLIDATED BALANCE SHEETS
AND NET INTEREST INCOME ANALYSIS

	Three Months Ended Sept. 30, 2015			Three Months Ended Sept. 30, 2014
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
Assets
Interest Earning Assets
Federal funds sold and other	$76,900	$49	0.25%	$64,780	$46	0.28%
Securities available for sale
Taxable	216,468	1,176	2.17	260,276	1,365	2.10
Tax-exempt	7,917	51	3.98	9,303	59	3.84
Total investment securities	224,385	1,227	2.24	269,579	1,424	2.16
Total loans	868,372	12,506	5.71	841,888	12,056	5.68
Total interest-earning assets	1,169,657	13,782	4.69%	1,176,247	13,526	4.58%
Allowance for loan losses	(10,310)			(9,870)
Cash and due from banks	31,656			33,336
Other assets	73,902			79,104
Total assets	$1,264,905			$1,278,817

Liabilities and Equity
Interest-bearing liabilities
Interest-bearing deposits	$816,673	858	0.42	$831,589	953	0.45
Short-term borrowings	15,215	9	0.23	11,668	7	0.24
FHLB advances	-	-	-	3,315	1	0.12
Other borrowings	12,254	132	4.27	12,610	139	4.37
Total interest-bearing liabilities	844,142	999	0.47%	859,182	1,100	0.51%
Non-interest bearing deposits	268,661			257,323
Other liabilities	4,941			6,666
Stockholders' equity	147,161			155,646
Total liabilities and equity	$1,264,905			$1,278,817

Net interest earnings		$12,783			$12,426
Net interest spread			4.22%			4.07%
Net interest margin			4.35%			4.21%

Net interest income for the quarter ended September 30, 2015 totaled $12.78 million, up $357,000, or 2.9%, from the $12.43 million of net interest income earned in the third quarter of 2014.  Interest income in the third quarter of 2015 increased by $256,000, or 1.9%, as an increase in interest income on loans more than offset a decrease in interest income on investments. Interest income on loans increased by $450,000, or 3.7%, due in part to a $153,000 increase in income recognized from purchase discounts and interest income collected on non-accrual loans liquidated during the third quarter of 2015 compared to the third quarter of 2014.  Otherwise, interest income on loans increased by $297,000, or 2.5%, largely due to an increase in average loans outstanding in 2015.    Interest earned on investments decreased by $197,000, or 13.8%, in the third quarter of 2015, largely due to a lower average balance of investments outstanding partially offset by a higher average yield earned.  Interest earned on federal funds sold and interest bearing bank balances increased by $3,000, largely due to a higher average volume of assets held in this category.
Also adding to the increase in net interest income, interest expense decreased in total during the third quarter of 2015 by $101,000, or 9.2%, when compared to the same quarter of 2014.  Interest expense on deposits decreased by $95,000, or 10.0%, largely due to a continuing decrease in the average rates paid on interest-bearing deposits on a lower average balance outstanding.  Interest expense on repurchase agreements and other short-term borrowings remained relatively unchanged as higher average repurchase agreement balances were partially offset by an lower average rate paid.   Interest expense on other borrowings decreased by $7,000, or 5.0%, in the third quarter of 2015 compared to the third quarter of 2014, largely due to a decrease in the average amount of borrowings outstanding as well as a slightly lower rate paid on the borrowings due to refinancing.  The Board of Governors' policy to reduce the federal funds rate to nearly zero, coupled with the U.S. Treasury continuing to buy investment securities in 2014, has significantly reduced the yield on much of Premier's earning assets, including investments, federal funds sold and variable rate loans.  New fixed rate loans are also pricing lower than loans originated in prior periods.  Premier has tried to offset the lower interest earning yields by lowering the rates paid on its deposits and repurchase agreements with customers.  During the third quarter of 2015, while the yields earned on loans increased only slightly when compared to the same quarter of 2014, the average loans outstanding as a percentage of average earning assets was significantly higher.  As loans are Premier's highest earning asset, the overall yield of average earning assets was elevated to 4.69% compared to 4.58% in the third quarter of 2014.  Combined with the lower average rate paid on interest bearing liabilities in the third quarter of 2015, the increase in the yield on average earning assets resulted in an increase in Premier's net interest margin.  Premier's net interest margin during the third quarter of 2015 was 4.35% compared to 4.21% for the same period in 2014.
Non-interest income increased by $247,000, or 4.9%, to $5,269,000 for the first nine months of 2015 compared to the same period of 2014. Electronic banking income (income from debit/credit cards, ATM fees and internet banking charges) increased by $219,000, or 12.2%, largely due to the inclusion of the Gassaway operations for the full nine months in 2015 compared to only the second and third quarters of 2014. Service charges on deposit accounts increased by $178,000, or 6.9% as the increase in revenue from the Gassaway operations in the first nine months of 2015 compared to Gassaway revenue for only six months in 2014. Income from selling mortgages in the secondary market decreased by $44,000, or 31.0%, largely due to a decrease in customer demand for refinancing existing mortgage loans compared to one-year ago, while other non-interest income decreased by $78,000, or 15.8%.  Also included in the first nine months of 2014 was $28,000 recognized on the disposition of securities.

For the quarter ending September 30, 2015, non-interest income decreased by $56,000 to $1,802,000 compared to $1,858,000 recognized during the same quarter of 2014. Service charges on deposit accounts increased by $24,000, or 2.6%, and electronic banking income increased by $23,000, or 3.6%. More than offsetting these increases, secondary market mortgage income decreased by $35,000 in 2015, largely the result of a decrease in activity compared to the same period in 2014, and other non-interest income decreased by $40,000. Also included in the third quarter of 2014 was $28,000 recognized on the disposition of securities.
Non-interest expenses for the first nine months of 2015 totaled $26.81 million, or 2.83% of average assets on an annualized basis, compared to $25.57 million, or 2.79% of average assets for the same period of 2014. The $1.24 million increase in non-interest expenses in 2015 when compared to the first nine months of 2014 is largely due to $1.22 million of gains on sale of OREO in the first nine months of 2014 compared to only $36,000 of gains recorded during the first nine months of 2015.  Staff costs decreased by $292,000 or 2.2%, as an $85,000, or 0.1%, increase in salaries and wages (net of deferred loan costs) was more than offset by a $377,000, or 12.5%, decrease in benefit plan costs, namely employee medical insurance benefits resulting from a change in insurance providers.  Occupancy and equipment expenses increased by $177,000, or 4.7%, largely due to the costs associated with operating the five branches from the Gassaway purchase for a full nine months versus only six months in 2014.   Outside data processing increased by $298,000, or 10.0%, largely due to the additional costs associated with the Gassaway operations in the first nine months of 2015 compared to the first nine months of 2014.  OREO expense increased by $1.30 million largely due to the $1.22 million of gains on sale of OREO in the first nine months of 2014.  Also contributing to the increase in OREO expense was an increase in the expenses of maintaining OREO properties and a higher level of carrying value write downs in the first nine months of 2015.  Amortization of intangibles increased by $51,000 largely due to the inclusion of core deposit intangible asset amortization from the purchase of Gassaway for nine months in 2015 compared to only six months in 2014.  These increases were partially offset by lower professional fees, taxes not on income, FDIC insurance and other operating expenses in 2015. Professional fees decreased by $144,000 largely due to higher legal fees in 2014 including those related to the acquisition of the Bank of Gassaway partially offset by a $26,000 decrease in audit and accounting costs and a $15,000 decrease in consulting expenses.  Taxes not based on income decreased $31,000, as an increase in Kentucky equity based taxes were more than offset by a decrease in Virginia and Ohio equity based taxes and the termination of the West Virginia franchise tax.  FDIC insurance decreased by $55,000, largely due to a decrease in the assessment base.  Other operating expenses decreased  by $63,000 as decreases in supplies and conversion expenses related to the acquisition of Gassaway in 2014 were partially offset by higher collection expenses and other operating costs.
Non-interest expenses for the third quarter of 2015 totaled $9.09 million, or 2.85% of average assets on an annualized basis, compared to $8.83 million, or 2.74% of average assets for the same period of 2014.  The $258,000 increase in non-interest expenses in the third quarter of 2015 when compared to the third quarter of 2014 was largely due to a $219,000 increase in expenses and writedowns of other real estate owned in 2015 and reduced net non-interest expense in the third quarter of 2014 resulting from the reimbursement of $275,000 legal matters expensed earlier in 2014.In addition to the third quarter 2014 reimbursement of legal fees, professional fees also increased in the third quarter of 2015 as a result of higher audit costs, external loan review expenditures and tax return preparation expenses.  The increase in OREO expenses was a combination of higher writedowns of OREO carrying values in the third quarter of 2015 coupled with a higher level of gains on the sale of OREO recorded during the third quarter of 2014.

Other increases in non-interest expenses in the third quarter of 2015 include a $47,000, or 3.7%, increase in occupancy and equipment expenses, largely due to increases in building repairs, real estate taxes, and equipment maintenance costs partially offset by decreases in information technology depreciation. Outside data processing increased by $25,000, or 2.3%,mainly due to an increase in ATM processing costs and internet banking charges.  Other non-interest expenses increased by $23,000, or 2.2%, primarily due to expenses related to new deposit product features and an increase in loan collection expenses. Partially offsetting the increases in non-interest expenses,  staff costs decreased by $251,000, or 5.7%, due to an $126,000, or 3.7%, decrease in salaries and wages (net of deferred loan costs) and a $125,000, or 13.4%, decrease in benefit plan costs, primarily employee medical insurance benefits and employer payroll taxes.  Taxes not based on income decreased $68,000, as an increase in Kentucky equity based taxes was more than offset by decreases in Virginia and Ohio equity based taxes and the termination of the West Virginia franchise tax.  FDIC insurance decreased by $15,000, largely due to the decrease in the assessment base in 2015.  Amortization of intangibles decreased by $15,000 due to the decrease in the monthly amortization as Premier uses an accelerated method to amortize its core deposit intangible assets.
Income tax expense was $5.31 million for the first nine months of 2015 compared to $5.49 million for the first nine months of 2014.  The effective tax rate for the nine months ended September 30, 2015 was 35.6% equal to the 35.63% effective tax rate for the same period in 2014. For the quarter ended September 30, 2015, income tax expense was $1.87 million, a 35.9% effective tax rate, compared to $1.77 million (a 36.0% effective tax rate) for the same period in 2014. The decrease in income tax expense during the first nine months of 2015 can be primarily attributed to the decrease in pre-tax income detailed above, as the effective tax rate was unchanged. The increase in income tax expense during the third quarter of 2015 when compared to the same quarter of 2014 can be primarily attributed to the increase in pre-tax income for the quarter as detailed above, as the effective tax rate was essentially unchanged.

B.        Financial Position
Total assets at September 30, 2015 increased by $10.4 million to $1.263 billion from the $1.253 billion at December 31, 2014.  Earning assets increased by $12.8 million from the $1.153 billion at year-end 2014 to end the quarter at $1.166 billion.  The increase in total assets was largely due to an increase in interest bearing bank balances partially resulting from an increase in funding from deposits and repurchase agreements.  Also increasing interest bearing bank balances were the proceeds received from a net decrease in total loans.   .
Cash and due from banks at September 30, 2015 was $33.1 million, a $2.0 million decrease from the $35.1 million at December 31, 2014. Interest bearing bank balances increased by $39.3 from the $35.3 million reported at December 31, 2014, while federal funds sold decreased by $793,000 million to $4.2 million at September 30, 2015. Changes in these highly liquid assets are generally in response to increases in deposits, the demand for deposit withdrawals or the funding of loans or investment purchases and are part of Premier's management of its liquidity and interest rate risks. The increase in interest bearing bank balances during the first nine months of 2015 was largely in response to an increase in total deposits outstanding at the end of the quarter combined with a $24.6 million decrease in loans outstanding.
Securities available for sale totaled $228.6 million at September 30, 2015, a $1.1 million decrease from the $229.7 million at December 31, 2014. The decrease was largely due to $52.4 million of proceeds from monthly principal payments on Premier's mortgage backed securities portfolio and securities maturing during the first nine months. These decreases more than offset $51.6 million of purchases of investment securities.The investment portfolio is predominately high quality residential mortgage backed securities backed by the U.S. Government or Government sponsored agencies. Any unrealized losses on securities within the portfolio at September 30, 2015 and December 31, 2014 are believed to be price changes resulting from increases in the long-term interest rate environment and management anticipates receiving all principal and interest on these investments as they come due. Additional details on investment activities can be found in the Consolidated Statements of Cash Flows.
Total loans at September 30, 2015 were $855.1 million compared to $879.7 million at December 31, 2014, a decrease of approximately $24.6 million, or 2.8%. The decrease in loans was largely due to loan payoffs and transfers of loans to OREO upon foreclosure, primarily during the third quarter of 2015, as well as principal payments on loans received during the first nine months of the year all of which more than offset loan demand.
Deposits totaled $1.079 billion as of September 30, 2015, a $3.5 million, or 0.3%, increase from the $1.075 billion in deposits at December 31, 2014.  The overall increase in deposits is largely due to a $16.7 million, or 6.6%, increase in non-interest bearing deposits and a $9.3 million, or 5.1%, increase in interest bearing transaction accounts.  These increases more than offset a $1.9 million, or 0.7%, decrease in savings and money market accounts and a $20.6 million, or 5.7% decrease in certificates of deposit.  Repurchase agreements with corporate and public entity customers increased in the first nine months of 2015 by $5.0 million, or 31.8%.  Other borrowed funds increased by $277,000 during the first nine months of 2015 as a $2.0 million net borrowing to purchase the outstanding warrant was substantially offset by regularly scheduled principal payments.

The following table sets forth information with respect to the Company's nonperforming assets at September 30, 2015 and December 31, 2014.

	(In Thousands)
	2015	2014
Non-accrual loans	$5,277	$12,712
Accruing loans which are contractually past due 90 days or more	5,302	1,266
Accruing restructured loans	1,935	2,502
Total non-performing loans	12,514	16,480
Other real estate acquired through foreclosure (OREO)	13,674	12,208
Total non-performing assets	$26,188	$28,688

Non-performing loans as a percentage of total loans	1.46%	1.87%

Non-performing assets as a percentage of total assets	2.07%	2.29%
Total non-performing loans have decreased since year-end, largely due to a $7.4 million decrease in non-accrual loans and a net decrease in restructured loans due to payments and payoffs in 2015.    These decreases were partially offset by a $4.0 million increase in accruing loans 90 plus days past due during 2015.  Total non-performing assets have decreased since year-end, largely due to the decrease in non-performing loans partially offset by a $1.5 million increase in other real estate acquired through foreclosure (OREO) as new foreclosures in the first nine months of 2015 exceeded OREO sales.
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
Gross charge-offs totaled $1,732,000 during the first nine months of 2015, largely due to the partial charge-off of previously identified impaired loans upon foreclosure and placement into OREO during the year and the charge-off of the remaining balance over and above the portion guaranteed by the Small Business Administration ("SBA") on some previously identified impaired loans during the first quarter.  Any collections on charged-off loans, or partially charged-off loans, would be presented in future financial statements as recoveries of the amounts charged against the allowance.  Gross charge-offs totaled $1,250,000 during the three months ended September 30, 2015, largely due to a $900,000 partial charge-off of a previously identified impaired loan upon foreclosure and placement into OREO.  Recoveries recorded during the first nine months of 2015 totaled $978,000 compared to $327,000 of recoveries recorded during the first nine months of 2014.  The increase in recoveries was largely due to the receipt of the guaranteed portion of an SBA guaranteed loan during the second quarter of 2015 that had previously been charged-off.  As a result net charge-offs totaled $754,000 for the first nine months of 2015.  This compares to $994,000 of net charge-offs recorded in the first nine months of 2014.  The allowance for loan losses at

September 30, 2015 was 1.15% of total loans compared to 1.18% at December 31, 2014.  The decrease in the allowance as a percentage of total loans is largely due a decrease in the allowance for loan losses resulting from the $937,000 decrease in allowance for loan losses allocated to individually impaired loans which resulted primarily from the $900,000 charge-off in the third quarter described above.
During the first nine months of 2015, Premier recorded $232,000 of provision for loan losses.  This provision compares to $147,000 of provision for loan losses recorded during the same nine months of 2014.  The provision for loan losses recorded in the first nine months of 2015 was largely in response to identified increases in the estimated credit risk in the loan portfolio related to loans collectively evaluated for impairment, along with an increase in specific reserves allocated to impaired loans during the first nine months of 2015. These increases were partially offset by  a large recovery recorded in the second quarter of 2015.
During the quarter ending September 30, 2015, a $309,000 provision for loan losses was recorded compared to a $536,000 provision for loan losses recorded during the third quarter of 2014.  The provision for loan losses recorded in the third quarter of 2015 was largely in response to identified increases in the estimated credit risk in the loan portfolio related to loans collectively evaluated for impairment, along with a slight increase during the quarter in the specific reserves allocated to the remaining portfolio of impaired loans identified at September 30, 2015.  The $536,000 provision for loan losses recorded in the third quarter of 2014 was largely due to an increase in specific reserves allocated to impaired loans during the third quarter of 2014.  Specific reserves on impaired loans increased from $1,159,000 to $1,528,000 during the third quarter of 2014.  The $369,000 increase in specific reserves on impaired loans during the third quarter of 2014 was amplified by an increase in the allowance for loan losses related to growth in the loan portfolio in 2014.  The level of provision expense is determined under Premier's internal analyses of evaluating credit risk. The amount of future provisions for loan losses will depend on any future improvement or further deterioration in the estimated credit risk in the loan portfolio, as well as whether additional payments are received on loans previously identified as having significant credit risk.
The provisions for loan losses recorded in 2014 and 2015 were made in accordance with Premier's policies regarding management's estimation of probable incurred losses in the loan portfolio and the adequacy of the allowance for loan losses, which are in accordance with accounting principles generally accepted in the United States of America.  Future provisions to the allowance for loan losses, positive or negative, will depend on future improvement or deterioration in estimated credit risk in the loan portfolio as well as whether additional payments are received on loans having significant credit risk.  Premier continues to monitor and evaluate the impact that national housing market price declines may have on its local markets and collateral valuations as management evaluates the adequacy of the allowance for loan losses.  With the concentrations of commercial real estate loans originated in the Washington, DC and Richmond, Virginia markets, fluctuations in commercial real estate values will also be monitored. For additional details on the activity in the allowance for loan losses, impaired loans, past due and non-accrual loans and restructured loans, see Note 3 to the consolidated financial statements.

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
D.            Liquidity
Liquidity objectives for the Company can be expressed in terms of maintaining sufficient cash flows to meet both existing and unplanned obligations in a cost effective manner. Adequate liquidity allows the Company to meet the demands of both the borrower and the depositor on a timely basis, as well as pursuing other business opportunities as they arise. Thus, liquidity management embodies both an asset and liability aspect while attempting to maximize profitability. In order to provide for funds on a current and long-term basis, the Company's subsidiary banks rely primarily on the following sources:
1.	Core deposits consisting of both consumer and commercial deposits and certificates of deposit of $250,000 or more. Management believes that the majority of its $250,000 or more certificates of deposit are no more volatile than its other deposits. This is due to the nature of the markets in which the subsidiaries operate.
2.	Cash flow generated by repayment of loans and interest.
3.	Arrangements with correspondent banks for purchase of unsecured federal funds.
4.	The sale of securities under repurchase agreements and borrowing from the Federal Home Loan Bank.
5.	Maintenance of an adequate available-for-sale security portfolio. The Company owns $228.6 million of securities at fair value as of September 30, 2015.
The cash flow statements for the periods presented in the financial statements provide an indication of the Company's sources and uses of cash as well as an indication of the ability of the Company to maintain an adequate level of liquidity.

E.            Capital
At September 30, 2015, total shareholders' equity of $147.1 million was 11.6% of total assets.  This compares to total shareholders' equity of $145.8 million, or 11.6% of total assets on December 31, 2014.  The increase in stockholders' equity was largely due to a $6.2 million net increase in retained earnings during the first half of 2015 as the $9.6 million of net income earned during the first nine months of 2015 was reduced by $3.3 million, or $0.41 per share, in cash dividends declared and paid to stockholders.  Partially offsetting this increase in stockholder's equity was the May 2015 purchase of the outstanding common stock warrant issued to the U.S. Treasury under the TARP program for approximately $5.7 million.  Also increasing shareholders' equity at September 30, 2015 was the $301,000, net of tax, increase in the market value of the investment portfolio available for sale.
Tier 1 capital totaled $114.6 million at September 30, 2015, which represents a Tier 1 leverage ratio of 9.3%.  This ratio is slightly higher than the 9.1% Tier 1 leverage ratio and compares to the $112.1 million of Tier 1 capital at December 31, 2014.  The increase in the Tier I capital ratio is largely due to  the growth in Tier 1 capital was divided by a slightly lower base of average total assets at September 30, 2015.
The regulatory authorities introduced a new capital measure in the first quarter of 2015 for financial institutions of Premier's size, Common Equity Tier 1 Capital.  The Common Equity Tier 1 capital measure seeks to determine how much of the traditional Tier 1 capital is attributable to equity contributed by common shareholders by excluding Tier 1 capital from other sources such as Preferred Stockholders' equity and subordinated debt.  As of September 30, 2015, Premier's and its subsidiary bank's Common Equity Tier 1 capital is identical to their Tier 1 capital as none of the entities have any preferred stock or subordinated debt outstanding.

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

PREMIER FINANCIAL BANCORP, INC.

Date: November 9, 2015                                                                /s/ Robert W. Walker
Robert W. Walker
President & Chief Executive Officer

Date: November 9, 2015                                                                 /s/ Brien M. Chase
Brien M. Chase
Senior Vice President & Chief Financial Officer