Form 10-K
period 2015-12-31
PREMIER FINANCIAL BANCORP INC
filed 2016-03-15
CIK 887919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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
December 31, 2015

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

As of June 30, 2015 the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $107,503,139 based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System National Market System.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each class	Outstanding at March 5, 2016
Common Stock without par value	9,587,292

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Shareholders to be held on June 15, 2016.	Part III

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2015

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2015

PART I

Item 1. Description of Business

THE COMPANY

Premier Financial Bancorp, Inc. (the "Company" or "Premier") is a multi-bank holding company that, as of March 5, 2016 operates nine banking offices in Kentucky, three banking offices in Ohio, twenty-six banking offices in West Virginia, four banking offices in Washington, DC, one banking office in Maryland and four banking offices in Virginia. At December 31, 2015, Premier had total consolidated assets of $1,244.7 million, total consolidated deposits of $1,060.2 million and total consolidated shareholders' equity of $147.2 million. The banking subsidiaries (the "Banks" or "Affiliate Banks") consist of Citizens Deposit Bank and Trust, Inc., Vanceburg, Kentucky and Premier Bank, Inc., Huntington, West Virginia.

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
December 31, 2015

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

At the time Premier entered into the definitive agreement with Abigail Adams, its subsidiary, Adams National Bank (“Adams National”) had recently entered into a written agreement with its primary regulatory authority, the Office of the Comptroller of the Currency (“OCC”).  Premier’s prior experience in successfully working through regulatory agreements with some of its own subsidiary banks was an attractive component for Abigail Adams to merge with the Company. Likewise, while Adams National did not necessarily fit the community bank model of Premier’s other subsidiary banks (see the “General” subsection of the Company’s “Business” section below), Premier perceived advantages in purchasing and rehabilitating a poorly performing bank while simultaneously changing the bank’s business culture to more closely mirror that of its rural community “sister” banks. As part of this strategy, Premier participated in the U.S. Treasury’s Troubled Asset Relief Program (“TARP”) to help fund the rehabilitation of Adams National and provide the additional capital needed to maintain the Company’s healthy capital ratios after consummating the merger with Abigail Adams. For additional information on Premier’s participation in the TARP program see “Troubled Asset Relief Program Participation” below.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2015

On July 29, 2010, Consolidated Bank and Trust Company (“CB&T”), then a wholly owned subsidiary of Premier and a Virginia state chartered bank; the Federal Reserve Bank of Richmond (“FRB”) and the State Corporation Commission Bureau of Financial Institutions (“Virginia Bureau”) entered into a written agreement (“Written Agreement”) requiring CB&T to perform certain actions primarily designed to improve the credit quality of the bank. Abigail Adams, as parent of CB&T, and Premier, as parent of Abigail Adams, were also named as parties to the Written Agreement to ensure that the CB&T complied with the Written Agreement.

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

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2015

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

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2015

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

Recent Corporate Developments

Consummation of Acquisition of First National Bankshares Corporation – Effective with the close of business on January 15, 2016, Premier completed its purchase of First National Bankshares Corporation (“First National”), a $245 million single bank holding company (as of December 31, 2015) headquartered in Ronceverte, West Virginia.  Under terms of the definitive agreement of merger dated July 6, 2015, each share of First National common stock is entitled to merger consideration of 1.69 shares of Premier common stock.  Premier issued approximately 1.4 million shares of its common stock to the shareholders of First National.  In addition to the shares of Premier common stock, First National shareholders also received a regulatorily approved special dividend of $5.08 per share from the equity of First National as part of the acquisition transaction.  The value of the transaction, including the special dividend, is estimated at $26.3 million.  As of December 31, 2015, First National had total assets of $245 million, total loans of $137 million and total deposits of $205 million.  Management has not yet completed all of the analyses needed to estimate the fair value of the assets and liabilities acquired, both tangible and intangible.

Consummation of Internal Corporate Reorganization – Effective with the close of business on March 4, 2016, Premier merged its newly acquired wholly owned subsidiary First National Bank (a wholly owned subsidiary of First National) with and into its wholly owned subsidiary Premier Bank, Inc.  The resulting merger expands Premier Bank’s footprint into the Greenbrier Valley of West Virginia and into Covington, Virginia along Interstate 64 with six branch locations.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2015

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

When appropriate and economically advantageous, the Company centralizes certain of the Banks' back office, support and investment functions in order to achieve consistency and cost efficiency in the delivery of products and services. The Company centrally provides services such as accounting, loan review, operations and network support, human resources, compliance and internal auditing to the Banks to enhance their ability to compete effectively. The Company also provides overall direction in the areas of credit policy and administration, strategic planning, marketing, investment portfolio management and other financial and administrative services. Each Bank participates in product development by advising management of new products and services needed by its customers and desirable changes to existing products and services.  Company senior management along with each Bank's management periodically review and standardize their offering of products and services, although pricing decisions remain at the local level.

The Company utilizes an external third party provider for its core data processing systems. As a result, the Company through the Banks is able offer more modern products, such as internet banking and check imaging, and is able to take advantage of emerging technologies such as image exchange to remit and clear items with its exchange agents. With the conversion to FIS in 2011, all of these benefits remain plus the Company has integrated its automated teller machine network, improved its management reporting systems, adopted an integrated image-based document storage system, and offers mobile banking via smart phones and other hand held computing devices.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2015

Each of the Banks provides a wide range of retail and commercial banking services, including commercial, real estate, agricultural and consumer lending; depository and funds transfer services; collections; safe deposit boxes; cash management services; and other services tailored for both individuals and businesses.

The Banks' residential mortgage lending activities consist primarily of loans for purchasing personal residences or loans for commercial or consumer purposes secured by residential mortgages. The Banks typically only retain mortgage loans with variable interest rate terms due to the longer amortization periods associated with mortgage lending. For customers who desire fixed rate mortgage terms, the Banks assist customers in originating residential mortgage loans that are sold in the secondary mortgage market. The Banks’ mortgage originators are salaried employees who do not receive a commission or other incentive compensation for the number or type of mortgages they originate. Consumer lending activities consist of traditional forms of financing for automobile and personal loans including unsecured lines of credit. Commercial lending activities include loans to small to medium-sized businesses located primarily in the communities in which the Banks have branch locations and surrounding areas. Commercial loans are secured by business assets including real estate, equipment, inventory, and accounts receivable. Some commercial loans are unsecured. Through the acquisition of Abigail Adams, the Company inherited a concentration in commercial real estate development loans. Many of these loans were for the revitalization of apartment buildings in and around the Washington, DC metro area, some of which would result in the apartment complex converting into individually owned condominiums. Since the acquisition of Abigail Adams, Premier has worked to reduce these concentrations by providing funding only during the construction phase. The Washington, DC metro area also offers opportunities for larger commercial and commercial real estate loans. These opportunities are subject to Premier’s strict credit underwriting policies and procedures.

The Banks' range of deposit services includes checking accounts, NOW accounts, savings accounts, money market accounts, club accounts, individual retirement accounts, certificates of deposit and overdraft protection. Customers can access their accounts via traditional bank branch locations as well as Automated Teller Machines (ATM’s) and the internet either via personal computers or mobile computing devices such as smart phones. The Banks also offer bill payment, remote deposits via image capture devices and telephone banking services. Deposits of the Banks are insured by the Deposit Insurance Fund administered by the FDIC to the maximum amounts offered by the FDIC.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2015

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
December 31, 2015

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

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2015

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

Capital Requirements - Premier is subject to capital ratios, requirements and guidelines imposed by the Federal Reserve, which are substantially similar to the ratios, requirements and guidelines imposed by the FDIC on the Banks. These capital requirements establish higher capital standards for banks and bank holding companies that assume greater credit risks. For this purpose, a bank's or holding company's assets and certain specified off-balance sheet commitments are assigned to risk categories, each weighted differently based on the level of credit risk that is ascribed to such assets or commitments. A bank's or holding company's capital is divided into two tiers: "Tier 1" capital and "Tier 2" capital. "Tier 1" capital includes common shareholders' equity, non-cumulative perpetual preferred stock, and related surplus (excluding auction rate issues), minority interests in equity accounts of consolidated subsidiaries plus cumulative perpetual preferred stock and Trust Preferred Securities both of which are subject to certain limitations. Goodwill, certain identifiable intangible assets and certain other assets are subtracted from these sources of capital to calculate Tier 1 capital. "Tier 2" capital includes, among other items, perpetual preferred stock not meeting the Tier 1 definition, mandatory convertible securities, subordinated debt and allowances for loan and lease losses, subject to certain limitations, less certain required deductions.  Effective January 1 2015, bank and bank holding company regulatory agencies adopted rules defining a subset of Tier 1 capital referred to as “Common Equity Tier 1” capital, or “CET1” capital, in accordance with the Basil III accord.  CET1 capital includes only the common shareholders’ equity of the entity before deducting elements such as goodwill, certain identifiable intangible assets and certain other assets.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2015

Bank holding companies currently are required to maintain CET1 capital, Tier I capital and total capital (the sum of Tier I and Tier II capital) equal to at least 4.5%, 6.0% and 8% of total risk-weighted assets, respectively. At December 31, 2015, Premier met all requirements, with CET1 capital equal to 13.6% of its total risk-weighted assets, Tier I capital equal to 13.6% of its total risk-weighted assets and total capital equal to 14.7% of its total risk-weighted assets.  Prior to 2015, the minimum Tier I capital to total risk-weighted assets ratio was 4.0%.

In addition to the risk-based capital guidelines, the Federal Reserve requires bank holding companies to maintain a minimum "leverage ratio" (Tier I capital to adjusted total assets) of 3%, if the holding company has the highest regulatory ratings for risk-based capital purposes. All other bank holding companies are required to maintain a leverage ratio of 3% plus at least 100 to 200 basis points. At December 31, 2015, Premier's leverage ratio was 9.4%.

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

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2015

New Capital Requirements and Phase-in of Capital Buffer – Beginning on January 1, 2015, the standard for minimum regulatory Tier I risk-based capital ratio the Banks must maintain in order to be considered well capitalized under the regulatory framework for prompt corrective action increased from 6.00% to 8.00%.  As shown in the table in Note 20 to the consolidated financial statements regarding stockholders’ equity, the Tier I risk-based capital ratios of the banks at December 31, 2015 and December 31, 2014 exceed the new standard.  Also beginning on January 1, 2015, a new measure of capital adequacy has been added for the Banks to be considered well capitalized.  The Common Equity Tier 1 Risk-based Capital Ratio, or CET1 Ratio, restricts the capital to be included in the ratio to common shareholders’ equity and requires a minimum ratio of 6.50% of risk-weighted assets for a bank to be considered well capitalized under the regulatory framework for prompt corrective action.  The equity of both of Premier’s subsidiary banks are already 100% common shareholders’ equity and therefore there was no adverse impact from the implementation of the new capital ratio.

Beginning on January 1, 2016 an additional capital conservation buffer will be added to the minimum regulatory capital ratios under the regulatory framework for prompt corrective action.  The capital conservation buffer will be measured as a percentage of risk weighted assets and will be phased-in over a four year period from 2016 thru 2019.  When fully implemented, the capital conservation buffer will be 2.50% of risk weighted assets over and above the regulatory minimum capital ratios for Common Equity Tier 1 Capital (CET1) to risk weighted assets, Tier 1 Capital to risk weighted assets, and Total Capital to risk weighted assets.  The consequences of not meeting the capital conservation buffer thresholds include restrictions on the payment of dividends, restrictions on the payment of discretionary bonuses, and restrictions on the repurchasing of common shares by the Company. As shown in the table in Note 20 to the consolidated financial statements regarding stockholders’ equity, the capital ratios of the Affiliate Banks and the Company already exceed the new minimum capital ratios plus the fully phased-in 2.50% capital buffer requiring a Tier 1 Capital to risk weighted assets ratio of at least 8.50% and a Total Capital to risk weighted assets ratio of at least 10.50%.  At this time since the Company and the Affiliate Banks have no other sources of Tier 1 Capital than their common shareholders’ equity, their CET1 Capital to risk weighted asset ratio is equal to the Tier 1 Capital to risk weighted asset ratio which has a higher minimum plus capital buffer threshold than the CET1 Capital to risk weighted asset ratio.

Troubled Asset Relief Program (“TARP”)

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

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2015

In conjunction with the acquisition of Abigail Adams, Premier elected to participate in the TARP Capital Purchase Program and received $22,252,000 of new equity capital from the U.S. Treasury.  On October 2, 2009, Premier issued and sold to the U.S. Treasury (i) 22,252 of Premier’s Fixed Rate Cumulative Perpetual Preferred Shares, Series A, each without par value and having a liquidation preference of $1,000 per share (the “Series A Preferred Shares”), and (ii) a ten-year warrant (the “Warrant”) to purchase 628,588 Premier common shares, each without par value (the “Common Shares”), at an exercise price of $5.31 per share (subject to certain anti-dilution and other adjustments), for an aggregate purchase price of $22,252,000 in cash.  This issuance and sale was a private placement exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

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

On July 9, 2012, the U.S. Treasury announced its intent to sell its investment in Premier’s Series A Preferred Stock along with similar investments the U.S. Treasury had made in 11 other financial institutions, principally to qualified institutional buyers.  Using a modified Dutch auction methodology, the U.S. Treasury auctioned all of Premier’s 22,252 Series A Preferred Stock.  Premier sought and obtained regulatory permission to participate in the auction and successfully bid to repurchase 10,252 shares of the 22,252 outstanding shares.  At the auction’s closing price of $901.03 per share, Premier was able to preserve approximately $1.0 million of capital versus redeeming the Series A Preferred Stock at the liquidation preference of $1,000 per share.  The auction concluded on August 10, 2012 with the remaining 12,000 shares of Premier’s Series A Preferred Stock purchased by private investors.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2015

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

Under terms of the Warrant, the exercise price and the number of shares that could be purchased were adjusted based upon certain events including common stock dividends paid to shareholders that exceeded the $0.11 per share regular quarterly dividend paid by Premier at the time the Warrant was issued.  Due to dividends paid in 2015 and 2014 that were either special cash dividends or dividends that exceeded the $0.11 regular quarterly cash dividend per share defined in the terms of the Warrant, the Warrant was adjusted to permit the purchase of 636,378 shares of the Company’s common stock at an exercise price of $5.25 per share.  On May 6, 2015, Premier purchased the Warrant from the U.S. Treasury for $5,675,000.  Premier borrowed $4,000,000 on its line of credit with the Bankers Bank of Kentucky and used $1,675,000 of its cash and cash equivalents to complete the purchase.  The purchase reduced shareholders’ equity and regulatory capital by the $5,675,000 purchase price but also reduced the dilutive effect of potential additional common shares.  Additional information regarding the Series A Preferred Shares and the Warrant can be found in Note 23 of the Notes to the Consolidated Financial Statements.

Dividend Restrictions - Premier is dependent on dividends from its Affiliate Banks for its revenues. Various federal and state regulatory provisions limit the amount of dividends the Affiliate Banks can pay to Premier without regulatory approval. At December 31, 2015, approximately $1.1 million of the total shareholders' equity of the Affiliate Banks was available for payment of dividends to Premier without approval by the applicable regulatory authority.

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
FORM 10-K
December 31, 2015

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

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2015

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

Some aspects of the Dodd-Frank Act are still subject to future rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on Premier, its customers or the financial services industry as a whole.  In many cases, regulatory or other governmental agencies already have taken action to comply with the Dodd-Frank Act’s mandates.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2015

Number of Employees

The Company and its subsidiaries collectively had approximately 344 full-time equivalent employees as of December 31, 2015. Its executive offices are located at 2883 5th Avenue, Huntington, West Virginia 25702, telephone number (304) 525-1600 (facsimile number (304) 525-9701).

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2015

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
December 31, 2015

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

Regional economic changes in the Company’s markets could adversely impact results from operations

Like all banks, Premier is subject to the effects of any economic downturn, and in particular a significant decline in home values or reduced commercial development in Premier’s markets could have a negative effect on results of operations. Premier’s success depends primarily on the general economic conditions in the counties in which Premier conducts business, and in the West Virginia; southern Ohio; northern Kentucky; northern, western and south central Virginia, and the metro Washington, DC and Richmond, Virginia areas in general. Unlike larger banks that are more geographically diversified, Premier provides banking and financial services to customers primarily in the West Virginia counties of Barbour, Boone, Braxton, Calhoun, Clay, Doddridge, Gilmer, Greenbrier, Harrison, Jackson, Kanawha, Lewis, Lincoln, Logan, Monongalia, Roane, Taylor, Upshur, Webster, Wirt and Wood, the southern Ohio counties of Adams, Brown, Gallia, Lawrence and Scioto, the northern Kentucky counties of Boone, Bracken, Campbell, Fleming, Greenup, Henry, Kenton, Lewis, Mason, Robertson and Shelby, the metro Washington DC area including the surrounding portions of northern Virginia and Maryland, the Richmond and Hampton metro areas of south central Virginia, and the Covington and Hot Springs areas of western Virginia. The local economic conditions in these market areas have a significant impact on Premier’s ability to originate loans, the ability of the borrowers to repay these loans and the value of the collateral securing these loans. A decline in the general economic conditions caused by inflation or deflation, recession, government intervention or regulation, changes in energy and natural resource markets, international events, unemployment or other factors beyond Premier’s control would affect these local economic conditions and could adversely affect Premier’s financial condition and results of operations. Additionally, a significant decline in home values would likely lead to increased delinquencies and defaults in both the consumer home equity loan and residential real estate loan portfolios and result in increased losses in these portfolios.

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

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2015

Extensive regulation and supervision

Premier, primarily through the Affiliate Banks, is subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not shareholders. These regulations affect Premier’s lending practices, capital structure, investment practices, dividend policy and growth, among other things. Premier is also subject to a number of federal laws, which, among other things, require it to lend to various sectors of the economy and population, maintain comprehensive programs relating to anti-money laundering and customer identification, maintain customer education programs to avoid excessive overdrafting, and establish and maintain comprehensive programs related to cybersecurity. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect Premier in substantial and unpredictable ways. Such changes could subject Premier to additional costs, limit the types of financial services and products it may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, along with corrective action plans required by regulatory agencies, any of which could have a material adverse effect on Premier’s business, financial condition and results of operations.  Premier and certain of its Affiliate Banks have in the past been subject to such corrective action plans, and therefore there may be some residual reputation damage within the regulatory agencies.  While Premier has policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur.  See the “Regulatory Matters” section in Item 1, “Business”.

Changes in energy and natural resource markets may increase credit risk in the loan portfolio

Premier’s success and growth in lending in the central West Virginia market area depend primarily on the local general economy which has been driven in the past by Federal Government programs to develop technology infrastructure and more recently by the drilling for natural gas in the newly discovered Marcellus and Utica shale formations.  Furthermore, Premier’s success in the southern West Virginia market depends, in large part, on the local general economy which has been driven by significant employment by coal and other natural resource based businesses. While Premier’s direct credit risk exposure to such industries is minimal, the success or failure of these industries may have an indirect effect on the local economic conditions in the central and southern West Virginia market areas, either individually or collectively, thus having a significant impact on Premier’s loans, the ability of the borrowers to repay these loans and the value of the collateral securing these loans and could negatively affect the financial results of its banking operations.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2015

Concentration of commercial real estate and commercial business loans may increase credit risk in the loan portfolio

Commercial real estate and commercial business loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful business operations and the income stream of the commercial borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. A significant decline in general economic conditions caused by inflation or deflation, recession, unemployment or other factors beyond Premier’s control would impact these local economic conditions and could negatively affect the financial results of its banking operations.

Premier’s success in the metro Washington, D.C. market area depends primarily on the local general economic conditions in the area and lending to commercial customers. While the sources of economic activity in the metro Washington, D.C. market are diverse, commercial loans in the market area are generally larger in size than in Premier’s other markets due to various factors such as higher real estate values and larger business operations. Also, many of the local borrowers have more than one commercial real estate or commercial business loan outstanding with Premier. Consequently, an adverse development with respect to one loan or one credit relationship can expose Premier to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. The local economic conditions in the Washington, D.C. metropolitan area have a significant impact on its loans, the ability of the borrowers to repay these loans and the value of the collateral securing these loans and could negatively affect the financial results of Premier’s banking operations.

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
December 31, 2015

Dividend payments by subsidiaries to Premier and by Premier to its shareholders can be restricted.

The Company’s principal source of funds for dividend payments and its debt service obligations is dividends received from the subsidiary Banks.  Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies.  Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, as defined, combined with the retained net profits of the preceding two years, subject to the capital requirements and additional restrictions as discussed in Note 20 to the consolidated financial statements. During 2016 the Banks could, without prior approval, declare dividends of approximately $1.1 million plus any 2016 net profits retained to the date of the dividend declaration.

Premier is a separate and distinct legal entity from Premier’s subsidiaries. Premier receives nearly all of its revenue from dividends from is subsidiary banks, which are limited by federal banking laws and regulations. These dividends also serve as the primary source of funds to pay dividends on Premier’s common and preferred shares. The inability of Premier’s subsidiary banks to pay sufficient dividends to Premier could have a material, adverse effect on its business. Further discussion of Premier’s ability to pay dividends can be found under the caption “Regulatory Matters – Dividend Restrictions” in Item 1 of this Form 10-K and Note 20 of the Notes to the Consolidated Financial Statements.

The extended disruption of vital infrastructure could negatively impact the company’s results of operations and financial condition

Premier’s operations depend upon, among other things, its technological and physical infrastructure, including its equipment, facilities and access to the worldwide web via the internet. While disaster recovery procedures are in place, an extended disruption of its vital infrastructure by fire, power loss, natural disaster, telecommunications failure, computer hacking and viruses, denial of service attacks, terrorist activity or the domestic and foreign response to such activity, or other events outside of Premier’s control, could have a material adverse impact either on the financial services industry as a whole, or on Premier’s business, results of operations, and financial condition.

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

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2015

New or revised tax, accounting and other laws, regulations, rules and standards could significantly impact strategic initiatives, results of operations and financial condition

The financial services industry is highly regulated and laws and regulations may sometimes impose significant limitations on operations. These limitations, and sources of potential liability for the violation of such laws and regulations, are described under the heading “Business — Regulatory Matters” above. These regulations, along with the existing tax and accounting laws, regulations, rules and standards, control the methods by which financial institutions conduct business; implement strategic initiatives, as well as past, present, and contemplated tax planning; and govern financial disclosures. These laws, regulations, rules, and standards are constantly evolving and may change significantly over time. The nature, extent, and timing of the adoption of significant new laws, regulations, rules or standards; changes in existing laws, regulations, rules or standards; or repeal of existing laws, regulations, rules or standards may have a material impact on Premier’s results of operations and financial condition, the effects of which are impossible to predict at this time.

Additional capital may not be available when needed or required by regulatory authorities

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
December 31, 2015

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

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2015

Integration of current and future acquisitions may be more difficult than anticipated

The success of Premier’s acquisition of the Bank of Gassaway, First National Bankshares Corporation or any future acquisitions will depend on a number of factors, including (but not limited to) Premier’s ability to:

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

The Company’s expenses will increase as a result of increases in FDIC insurance premiums.

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

Claims and litigation pertaining to fiduciary responsibility

From time to time, shareholders or customers may make claims and take legal action pertaining to Premier’s and the Affiliate Banks’ performance of their fiduciary responsibilities. Defending such claims can impose a material expense on Premier. If such claims and legal actions are not resolved in a manner favorable to the Affiliate Banks they may result in financial liability and/or adversely affect the market perception of the Affiliate Banks and their products and services as well as impact customer demand for those products and services. Any financial liability or reputation damage could have a material adverse effect on Premier’s business, which, in turn, could have a material adverse effect on its financial condition and results of operations

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2015

Issuance of Preferred shares would impact net income available to common shareholders

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

Future issuances of common shares or other securities may dilute the value of outstanding common shares, which may also adversely affect their market price

In many situations, Premier’s Board of Directors has the authority, without any vote of its shareholders, to issue shares of authorized but unissued securities, including common shares, authorized and unissued shares under Premier’s stock option plans and shares of Premier’s preferred stock. In the future, Premier may issue additional securities, through public or private offerings, in order to raise additional capital, complete acquisitions, or compensate key employees. Any such issuance would dilute the percentage of ownership interest of existing shareholders and may dilute the per share value of the common stock.

Unauthorized disclosure of sensitive or confidential customer information could severely harm the Company’s reputation and have a negative effect on results of operations.

In the normal course of business, the Affiliate Banks collect, process and retain sensitive and confidential customer information to both open deposit accounts and determine whether to approve a customer’s request for a loan. Premier also relies upon a variety of computing platforms and networks over the internet for the purposes of data processing, communication and information exchange, including a variety of services provided by third-party vendors. Despite the security measures in place, Premier’s facilities and systems, and those of Premier’s third-party service providers, may be vulnerable to security breaches, acts of vandalism, computer viruses, denial of service attacks, misplaced or lost data, programming and/or human errors or other similar events. If information security is breached, information can be lost or misappropriated resulting in financial loss or costs to Premier or damages to others. Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential customer information, whether by Premier or by its vendors, could severely damage Premier’s reputation, expose it to the risks of litigation and liability or disrupt the business operations of Premier which in turn, could have a material adverse effect on its financial condition and results of operations.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2015

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
December 31, 2015

Item 2. Properties

The Company leases its principal executive offices located in Huntington, West Virginia. Except as noted, each of the Banks owns the real property and improvements on which their banking activities are conducted.

Premier Bank, in addition to its main office at 2883 5th Avenue in Huntington, West Virginia has branches at the following locations (including those added via the First National Bank merger):

Branch	Address	Location and Zip Code	Leased/ Owned

Madison	300 State Street	Madison, WV 25130	Owned
Van	Route 85	Van, WV 25206	Owned
West Hamlin	40 Lincoln Plaza	Branchland, WV 25506	Leased
Logan	307 Hudgins Street	Logan, WV 25601	Owned
Buckhannon	14 North Locust Street	Buckhannon, WV 26201	Owned
Bridgeport	25 Oakmont Lane	Bridgeport, WV 26330	Owned
Philippi	2 South Main Street	Philippi, WV 26416	Owned
Gassaway	700 Elk Street	Gassaway, WV 26624	Owned
Flatwoods	3802 Sutton Land	Sutton, WV 26601	Owned
Sutton	373 West Main Street	Sutton, WV 26601	Owned
Clay	2043 Main Street	Clay, WV 25043	Owned
Rock Cave	State Routes 4 & 20	Rock Cave, WV 26234	Leased
Burnsville	316 Walbash Avenue	Burnsville, WV 26335	Leased
Ravenswood	601 Washington Street	Ravenswood, WV 26164	Owned
Ripley South	606 South Church Street	Ripley, WV 25271	Owned
Ripley East	103 Miller Drive	Ripley, WV 25271	Owned
Spencer Main	303 Main Street	Spencer, WV 25276	Owned
Spencer Drive Thru	406 Main Street	Spencer, WV 25276	Owned
Mineral Wells	1397 Elizabeth Pike	Mineral Wells, WV 26150	Owned
Connecticut Avenue	1130 Connecticut Avenue	Washington, DC 20036	Leased
DuPont Circle	1604 17th Street, N.W.	Washington, DC 20009	Leased
K Street	1501 K Street, N.W.	Washington, DC 20006	Leased
NoMa	1160 First Street, NE	Washington, DC 20002	Leased
Chevy Chase	5530 Wisconsin Avenue	Chevy Chase, MD 20815	Leased
Richmond	320 North First Street	Richmond, VA 23219	Owned
Hampton	101 N. Armistead Avenue	Hampton, VA 23669	Owned
Ronceverte	One Cedar Street	Ronceverte, WV	Owned
Lewisburg	799 North Jefferson Street	Lewisburg, WV 24901	Owned
Downtown Lewisburg	1125 East Washington St.	Lewisburg, WV 24901	Owned
White Sulphur Springs	901 East Main Street	White Sulphur Springs, WV	Owned
Covington	151 North Court Avenue	Covington, VA 24426	Owned
Hot Springs	2812 Main Street	Hot Springs, VA 24445	Leased

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2015

Item 2.  Properties – (continued)

Citizens Deposit Bank & Trust, in addition to its main office at 10 Second Street in Vanceburg, Kentucky, has branches at the following locations:

Branch	Address	Location and Zip Code	Leased/ Owned

AA Branch	67 Commercial Drive, Suite 3	Vanceburg, KY 41179	Leased
Brooksville	111 Powell Street	Brooksville, KY 41004	Owned
Eminence	5230 South Main Street	Eminence, KY 40019	Owned
Florence	8542 US 42 Highway	Florence KY 41042	Owned
Ft.Wright	3425 Valley Plaza Pkway	Ft. Wright, KY 41017	Owned
Garrison	9234 East KY 8	Garrison, KY 41141	Owned
Maysville	1201 US 68	Maysville, KY 41056	Owned
Mt. Olivet	103-107 South Main Street	Mt. Olivet, KY 41064	Owned
Tollesboro	2954 West KY 10	Tollesboro, KY 41189	Owned
Ironton	221 Railroad Street	Ironton, OH 45638	Owned
Proctorville	7604 County Road 107 Unit A	Proctorville, OH 45669	Leased
Ripley	104 Main Street	Ripley, OH 45167	Owned

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
December 31, 2015

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and
Issuer Purchase of Equity Securities

The Company's common stock is listed on the NASDAQ Global Market System under the symbol PFBI. At December 31, 2015, the Company had approximately 1,407 shareholders of record of its common shares.

            The following table sets forth on a quarterly basis cash dividends paid and the range of high and low sales prices on a per share basis during the quarters indicated.

	Cash	Sales Price
	Dividends Paid	High	Low
2014
January 31 Special Dividend	$0.11
First Quarter	0.12	$14.78	$13.70
Second Quarter	0.12	16.79	13.82
Third Quarter	0.12	16.99	14.06
Fourth Quarter	0.13	16.75	14.25
	0.60
2015
First Quarter	0.13	$15.86	$14.46
Second Quarter	0.13	15.76	14.51
Third Quarter	0.15	16.46	13.80
Fourth Quarter	0.15	16.88	14.01
	0.56

2016
First Quarter (through March 5, 2016)	$0.00	$16.72	$14.45

The payment of dividends by the Company depends upon the ability of the Banks to declare and pay dividends to the Company because the principal source of the Company's revenue will be dividends paid by the Banks.  At December 31, 2015 approximately $1.1 million was available for payment as dividends from the Banks to the Company without the need for regulatory approval. In considering the payment of dividends, the Board of Directors will take into account the Company's financial condition, results of operations, tax considerations, costs of expansion, industry standards, economic conditions and need for funds, as well as governmental policies and regulations applicable to the Company and the Banks. See "REGULATORY MATTERS - Capital Requirements" for discussion on capital guidelines.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2015

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

The following graph shows a comparison of cumulative total stockholder return on the Common Stock since December 31, 2010 with the cumulative total returns of both a broad equity market index and a published industry index. The broad equity market index chosen was the Russell 3000 and the published industry index chosen was the SNL ($500M-$1B) Bank Asset-Size Index. The graph reflects historical performance only, which is not indicative of possible future performance of the Common Stock.

Premier Financial Bancorp, Inc.

	Period Ending
Index	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
Premier Financial Bancorp, Inc.	100.00	68.75	172.84	234.10	268.30	293.84
Russell 3000	100.00	101.03	117.61	157.07	176.79	177.64
SNL $500M-$1B Bank Index	100.00	91.20	112.45	163.52	170.98	191.39
*Source: SNL Financial LC, Charlottesville, VA

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2015

Equity Compensation Plan Information

The following table gives information about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under its equity compensation plans: the 2002 Stock Option Plan and the 2012 Long-term Incentive Plan, as of December 31, 2015.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (Excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders
2002 Stock Option Plan	139,468	$10.08	0
2012 Long-term Incentive Plan	109,650	13.59	359,300
Equity compensation plans not approved by shareholders
None
Total	249,118	$11.62	359,300

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2015

Item 6. Selected Financial Data

The following table presents consolidated selected financial data for the Company. It does not purport to be complete and is qualified in its entirety by more detailed financial information and the audited consolidated financial statements contained elsewhere in this annual report.

(Dollars in thousands, except per share amounts)	At or for the Year Ended December 31
	2015	2014	2013	2012	2011
Earnings
Net interest income	$48,380	$48,414	$43,695	$43,999	$44,208
Provision for loan losses	326	534	(375)	4,260	3,630
Non-interest income	7,099	6,930	7,732	9,529	6,911
Non-interest expense	35,804	34,490	31,169	33,272	36,521
Income taxes	6,903	7,170	7,404	5,673	3,800
Net income	12,446	13,150	13,229	10,323	7,168
Preferred stock dividends, net of redemption discount	-	598	659	168	1,221
Net income available to common shareholders	$12,446	$12,552	$12,570	$10,155	$5,947

Financial Position
Total assets	$1,244,693	$1,252,824	$1,100,179	$1,120,787	$1,124,087
Loans	849,746	879,711	740,770	704,625	690,923
Allowance for loan losses	9,647	10,347	11,027	11,488	9,795
Goodwill and other intangibles	35,976	36,829	31,996	32,596	33,268
Securities	255,466	229,750	218,066	283,975	278,479
Deposits	1,060,196	1,075,243	924,023	930,583	925,078
Other borrowings	32,986	27,302	25,119	42,151	51,418
Preferred equity	-	-	11,955	11,896	21,949
Common equity	147,232	145,782	134,985	132,400	122,058

Per Common Share Data
Net income – basic	1.52	1.55	1.57	1.28	0.75
Net income - diluted	1.49	1.46	1.49	1.24	0.74
Book value	18.00	17.90	16.79	16.63	15.38
Tangible book value	13.60	13.38	12.81	12.53	11.19
Cash dividends	0.56	0.60	0.44	0.22	0.00

Financial Ratios
Return on average assets	0.98%	1.01%	1.13%	0.90%	0.51%
Return on average common equity	8.41%	8.80%	9.29%	7.89%	5.08%
Dividend payout	36.84%	38.71%	28.03%	17.19%	0.00%
Stockholders’ equity to total assets at period-end	11.83%	11.64%	13.36%	12.87%	12.81%
Average stockholders’ equity to average total assets	11.67%	12.29%	13.21%	12.94%	11.98%

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2015

Item 7. Management's Discussion and Analysis of Financial Condition and Results
of Operations.

INTRODUCTION

Premier Financial Bancorp, Inc. ("Premier” or the “Company”) is a multi-bank holding company headquartered in Huntington, West Virginia.  It operates two community bank subsidiaries, Premier Bank, Inc. (“Premier Bank”), an $849 million bank headquartered in Huntington, West Virginia, and Citizens Deposit Bank and Trust (“Citizens”), a $390 million bank headquartered in Vanceburg, Kentucky, each with a local orientation. The banks operate in thirty-three communities within the states of West Virginia, Virginia, Ohio, Maryland and Kentucky plus the cities of Washington, DC and Richmond, Virginia.  Through these locations the banks provide their customers with a full range of banking services.  On September 10, 2010 Citizens completed its purchase of four banking offices (“Branch Purchase”) from Integra Bank N.A. (“Integra Bank”).  The banking offices are located in Maysville and Mount Olivet, Kentucky and Ripley and Aberdeen, Ohio.   On April 9, 2011, Premier merged five of its subsidiary banks together.  Adams National, CB&T, First Central Bank and Traders Bank, Inc. were merged into Boone County Bank.  The resulting bank moved its headquarters to Huntington, West Virginia and changed its name to Premier Bank, Inc.  On August 17, 2012, Premier merged its three other subsidiary banks together.  Ohio River Bank and Farmers Deposit Bank were merged into Citizens.  On April 4, 2014, Premier completed its purchase of the Bank of Gassaway (“Gassaway”), a $201.5 million bank headquartered in Gassaway, West Virginia with branch offices located in Sutton, Burnsville, Clay and Flatwoods, West Virginia.  As of December 31, 2015, Premier had approximately $1.24 billion in total assets, $850 million in total loans, $1.1 billion in total deposits and $22 million in customer repurchase agreements.

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

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2015

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
December 31, 2015

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
December 31, 2015

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

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2015

SUMMARY FINANCIAL RESULTS

Premier had net income available to common shareholders of $12.446 million in 2015 compared to $12.552 million of net income available to common shareholders in 2014 and $12.570 million of net income available to common shareholders reported for 2013. Net income available to common shareholders remained relatively consistent in 2015 when compared to 2014 results, as a slight decrease in net interest income was more than offset by a decrease in the provision for loan losses while an increase in non-interest income was more than offset by an increase in non-interest expense.  Net income available to common shareholders remained relatively consistent in 2014 when compared to 2013 results as decreases in 2014 pretax income from a lower level of gains on securities transactions, a higher provision for loan losses in 2014 (versus a negative provision for loan losses in 2013) and higher employee benefit costs were substantially offset by the pretax income from the operations of the newly acquired Gassaway locations, overall lower interest expense in 2014 and net gains on the sale of other real estate owned (“OREO”) in 2014 versus net writedowns of OREO in 2013.  Basic earnings per share were $1.52 in 2015 compared to $1.55 in 2014 and $1.57 in 2013.  The slight decrease in basic earnings per share in 2015 is largely due to the decrease in net income and an increase in the average number of shares outstanding in 2015 due to the exercise of employee stock options throughout the year.  The decrease in basic earnings per share in 2014 is also largely due to an increase in average number of shares outstanding in 2014 due to the exercise of employee stock options throughout 2014.  However, as a result of the Company’s 2015 purchase of the common stock Warrant issued to the U.S. Treasury under the TARP program, dilutive effects of potential additional common stock issuances decreased significantly in 2015 and resulted in an increase in diluted earnings per share in 2015.  Diluted earnings per share were $1.49 in 2015 compared to $1.46 in 2014.

The Analysis of Return on Assets and Equity table below comparatively illustrates the components of return on average assets (“ROA”) and return on average common equity (“ROE”) over the previous five years. ROA measures how effectively Premier utilizes its assets to produce net income. It also facilitates the analysis of earnings performance of different sized organizations. Such analysis is particularly useful as Premier increases its operations via acquisition such as the purchase of Gassaway on April 4, 2014. In years 2011, 2012 and 2013, total assets declined slightly from $1,124 million at December 31, 2011 to $1,100 million at December 31, 2013. In 2014, with the acquisition of Gassaway on April 4, 2104, total assets increased to a total of $1,253 million and by the end of 2015 total assets declined slightly to $1,245 million. An increase in asset size will generally result in higher dollars of income earned and expenses incurred. A detailed review of the components of ROA will help analyze Premier’s performance without regard to changes in its size.

Premier’s net income available to common shareholders in 2015 resulted in ROA of 0.98%, a decrease from the 1.01% ROA in 2014 and the 1.13% ROA in 2013.  As shown in the following table, fully tax equivalent net interest income (as a percent of average earning assets) reached its highest level during the last five years in 2014 at 4.27%, slightly above the 4.26% net interest income earned in 2013 and the 4.25% net interest income earned in 2012.  In 2015, net interest income decreased to 4.15% of average earning assets as the yield on earning assets decreased by

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2015

more than the decrease in the rate paid on interest bearing liabilities.  Going back to 2012, net interest income increased to 4.25% of average earnings assets up from the 4.18% earned in 2011, largely due to a continuing decrease in rates paid on deposits while the overall yield on loans held steady at 6.33%. In 2013, the low interest rate environment had a diminishing effect on both the yield on earning assets and the cost of interest bearing liabilities but resulted in a slightly higher net interest margin at 4.26%. In 2014 the continuing low interest rate environment decreased the cost of interest bearing liabilities slightly more than the decrease in the yield on earning assets resulting in a slightly higher net interest margin at 4.27%. Finally, in 2015 the continuing low interest rate environment and the strong competition for good quality loans resulted in a decrease in the yield on earning assets. With only a minor decrease in the cost of interest bearing liabilities, the net interest margin in 2015 decreased to 4.15%.

While net interest income (as a percent of average earning assets) decreased by 12 basis points in 2015 from its highest level during the last five years in 2014 at 4.27%, net credit income (as a percentage of average earning assets) decreased only 10 basis points in 2015 when compared to 2014 due to a lower provision for loan losses recorded during the year.  Net credit income reduces the net interest income earned by the provision for loan losses recorded during the year.  In 2015, the provision for loan losses reduced the net interest margin by 0.03%, decreasing net credit income to 4.12%.  In 2014, the provision for loan losses reduced the net interest margin by 0.05%, decreasing net credit income to 4.22%.  Due to a negative provision for loan losses in 2013, net credit income was higher than the net interest margin by 0.04%, increasing net credit income to 4.30%, the highest level over the five year period presented in the table.

To summarize the Company’s earnings results over the past five years beginning in 2011, net credit income (as a percent of average earning assets) was 3.84%, as the 4.18% net interest income as a percent of average earning assets was reduced by the provision for loan losses. And while Premier’s non-interest income in 2011 (as a percent of average earning assets) was at its highest level over the past five years at 0.65%, the level of non-interest expense (as a percent of average earning assets) was also the highest in the five year comparison at 3.43%, lowering Premier’s return on average assets in 2011. Premier’s applicable income taxes and tax equivalent adjustment also serve to reduce net credit income. Lastly, dividends and accretion accrued on Premier’s Series A Preferred Stock also served to reduce net income available to common shareholders and thus reduce Premier’s ROA. In 2011, preferred stock dividends and accretion totaled 0.11% as a percent of average earning assets. As illustrated in the table, the overall result was a 2011 return on average earning assets of 0.56% and a return on average total assets (ROA) of 0.51%.

In 2012, net interest income (as a percent of average earning assets) increased to 4.25% but an increase in the provision for loan losses (as a percent of average earning assets) reduced net credit income to 3.84% of average earning assets, repeating 2011 as the lowest percentage in the five-year period presented.  Non-interest income (as a percent of average earning assets) dropped slightly in 2012 compared to 2011, but non-interest expenses (as a percent of average earning assets) decreased to 3.19%.  The decrease in non-interest expenses (as a percent of average earning assets) is largely due to lower staff costs, data processing costs, and the elimination of conversioncharges incurred in 2011, partially offset by an increase in expenses related to other real estate owned (“OREO”).

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2015

Income tax expense (as a percentage of average earning assets) returned to a more normal level in 2012, due to tax benefits realized in 2009, 2010 and 2011 related to deferred tax assets.  Similar to 2011, preferred stock dividends and accretion in 2012 totaled 0.10% as a percent of average earning assets. Dividends and accretion accrued on Premier’s Series A Preferred Stock reduced net income available to common shareholders and thus reduced Premier’s ROA.  Substantially offsetting the reduction in net income available to common shareholders from preferred stock dividends was a discount realized on the redemption of 10,252 shares of Series Preferred Stock purchased during an auction conducted by the U.S. Treasury in July 2012.  Adding to Premier’s net income available to common shareholders in 2012 was 0.29% (as a percentage of average earning assets) of income realized on the early call of two securities during the year plus a gain on the sale of a note on non-accrual status.  As illustrated in the table, the overall result was to increase Premier's 2012 return on average earning assets to 0.97% and increase its return on average total assets (ROA) to 0.90%.

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

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2015

Again, the increase in non-interest expense was proportional to the increase in average earning assets, both of which were largely the result of the purchase of Gassaway, but also as a result of a decrease in OREO expenses and write-downs, loan collection expenses and professional fees, only partially offset by an increase in employee benefit costs.  Unlike 2012 and 2013, there was no measurable amount (as a percent of average earning assets) of income realized on the call and sale of corporate issued securities held in the Company’s investment portfolio during 2014.  Income tax expense (as a percentage of average earning assets) decreased in 2014 to 0.63% as Premier’s slight decrease in earnings performance, higher realization of deferred tax benefits and higher level of tax exempt investment income reduced the marginal federal income tax rate and amount of state based income taxes.  Finally, due to the partial redemption of Premier’s Series A Preferred Stock in 2012, as well as the full redemption of the final 12,000 shares by November 14, 2014 and the increase in average earning assets from the purchase of Gassaway, the preferred stock dividends and accretion on the outstanding shares in 2014 totaled only 0.05% as a percent of average earning assets, compared to 0.06% in 2013 and 0.10% in 2012.  Dividends and accretion accrued on Premier’s Series A Preferred Stock reduce net income available to common shareholders and thus reduce Premier’s ROA.  As illustrated in the table below, the overall result was to decrease Premier's 2014 return on average earning assets to 1.10% and decrease its return on average total assets (ROA) to 1.01%.

In 2015, net interest income (as a percent of average earnings assets) decreased to 4.15%, largely due to a decrease in yields earned on the loan portfolio.  The provision for loan losses in 2015 (as a percent of average earning assets) reduced net credit income to 4.12% of average earning assets.  Non-interest income (as a percent of average earning assets) remained unchanged at 0.61% in 2015, as Premier’s non-interest income remained the same in proportion to its total average earning assets in 2015.  Similarly, non-interest expense (as a percent of average earning assets) remained relatively unchanged in 2015 when compared to 2014, increasing only slightly to 3.05% of average earning assets.  Again, the amount of non-interest expenses in 2015 was proportional to total average earning assets in 2015.  Similar to 2014, but unlike 2012 and 2013, there was no measurable amount (as a percent of average earning assets) of income realized on the call and sale of corporate issued securities held in the Company’s investment portfolio during 2015.  Income tax expense (as a percentage of average earning assets) decreased in 2015 to 0.59% as Premier’s slight decrease in earnings performance and higher level of tax exempt investment income reduced the level of income tax expense relative to average earning assets.  Finally, due to the full redemption of the final 12,000 of Premier’s Series A Preferred shares by November 14, 2014, there was no reduction in net income available to common shareholders related to preferred stock dividends and accretion. As illustrated in the table below, the overall result was to decrease Premier's 2015 return on average earning assets slightly to 1.06%, compared to 1.10% in 2014, and decrease its return on average total assets (ROA) to 0.98% compared to 1.01% in 2014.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2015

ANALYSIS of RETURN ON ASSETS and EQUITY

	2015		2014		2013		2012		2011
As a percent of average earning assets
Fully taxable-equivalent net interest income	4.15%		4.27%		4.26%		4.25%		4.18%
Provision for loan losses	(0.03)		(0.05)		0.04		(0.41)		(0.34)
Net credit income	4.12		4.22		4.30		3.84		3.84
Gains on sales of assets	0.00		0.00		0.14		0.29		0.00
Non-interest income	0.61		0.61		0.61		0.63		0.65
Non-interest expense	(3.05)		(3.03)		(3.02)		(3.19)		(3.43)
Tax equivalent adjustment	(0.03)		(0.02)		(0.02)		(0.02)		(0.03)
Applicable income taxes	(0.59)		(0.63)		(0.72)		(0.54)		(0.36)
Discount on redemption of preferred stock	0.00		0.00		0.00		0.09		0.00
Preferred stock dividends	0.00		(0.05)		(0.06)		(0.10)		(0.11)
Return on average earning assets	1.06%		1.10%		1.22%		0.97%		0.56%
Multiplied by average earning assets to average total assets	92.45		92.02		92.43		91.91		91.89
Return on average assets	0.98%		1.01%		1.13%		0.90%		0.51%
Multiplied by average assets to average common stockholders’ equity	8.57	X	8.67	X	8.24	X	8.81	X	9.91	X
Return on average common equity	8.41%		8.80%		9.29%		7.89%		5.08%

ROE, another measure of earnings performance, indicates the amount of net income earned in relation to the total equity invested by holders of common stock.  Premier’s 2015 ROE was 8.41% compared to 8.80% in 2014 and 9.29% in 2013.  ROE decreased in 2015 due to lower ROA in 2015 compared to 2014, and an increase in common stockholder’s equity as a percentage of total assets which reduced the multiple of average assets to average common equity in 2015.  Similarly, ROE decreased in 2014 due to lower ROA in 2014 compared to 2013.  However, ROE was improved by a higher multiple of average assets to average common equity in 2014 as Premier purchased Gassaway with existing liquid assets on hand and did not issue any additional equity in the transaction.  ROE increased in 2013 largely due to the higher ROA reported in 2013 but was tempered by the lower multiple of average assets to average common equity in 2013 when compared to 2012.

As a result of the proportional increase in total non-interest income and total non-interest expense relative to the increase in average earning assets resulting from the purchase of Gassaway in 2014, Premier’s net overhead ratio (non-interest expense less non-interest income as a percent of average earning assets) remained relatively unchanged in 2014 when compared to 2013.  Premier’s net overhead ratio was 2.42% in 2014, compared to 2.41% in 2013 (the lowest level reported in the last five years).  Similarly in 2015, total non-interest income and total non-interest expense remained relatively proportional to average earning assets.  As a result, Premier’s net overhead ratio was 2.44% in 2015, compared to 2.42% in 2014 and 2.41% in 2013.  These ratios compare favorably to the 2.56% net overhead ratio in 2012 and the 2.78% ratio reported in 2011.  The decrease in the 2012 net overhead ratio from that reported in 2011 was largely the result of lower operating expenses, primarily staff costs, data processing costs and the costs incurred in 2011 related to converting to a different data processing provider.  These expense reductions were partially offset by an increase in OREO expenses in 2012.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2015

The decrease in the 2013 net overhead ratio was largely the result of lower operating expenses, primarily occupancy and equipment expenses, professional fees, OREO expenses and write-downs, and collection expenses in 2013 when compared to 2012. In 2014, while both non-interest expenses and non-interest income increased largely due to the addition of the Gassaway operations beginning in April 2014, the net amount of overhead expenses increased in relative proportion to the increase in the average earning assets of the Company in 2014, resulting in a similar net overhead ratio when compared to 2013. In 2015, while total non-interest income increased by 2.9%, total non-interest expense increased by 3.8% resulting in a slightly higher net overhead ratio in 2015.

A breakdown of Premier's financial results by quarter for the years ended December 31, 2015 and 2014 is summarized below.

QUARTERLY FINANCIAL INFORMATION
(Dollars in thousands, except per share amounts)
	First	Second	Third	Fourth	Full Year
2015
Interest income	$13,013	$12,955	$13,782	$12,661	$52,411
Interest expense	1,049	1,032	999	951	4,031
Net interest income	11,964	11,923	12,783	11,710	48,380
Provision for loan losses	69	(146)	309	94	326
Gain on investment securities	-	-	-	-	-
Net overhead	7,087	7,202	7,284	7,132	28,705
Income before income taxes	4,808	4,867	5,190	4,484	19,349
Net income	3,142	3,092	3,325	2,887	12,446
Dividends and accretion on preferred stock	-	-	-	-	-
Net income available to common stockholders	3,142	3,092	3,325	2,887	12,446
Basic net income per share	0.39	0.38	0.41	0.35	1.52
Diluted net income per share	0.36	0.37	0.40	0.35	1.49
Dividends paid per share	*0.13	0.13	0.15	0.15	0.56

2014
Interest income	$13,045	$12,789	$13,526	$13,390	$52,750
Interest expense	1,038	1,113	1,100	1,085	4,336
Net interest income	12,007	11,676	12,426	12,305	48,414
Provision for loan losses	(310)	(79)	536	387	534
Gain on investment securities	-	-	28	1	29
Net overhead	6,648	6,931	6,998	7,012	27,589
Income before income taxes	5,669	4,824	4,920	4,907	20,320
Net income	3,670	3,100	3,151	3,229	13,150
Dividends and accretion on preferred stock	165	165	205	63	598
Net income available to common stockholders	3,505	2,935	2,946	3,166	12,552
Basic net income per share	0.44	0.36	0.36	0.39	1.55
Diluted net income per share	0.41	0.34	0.34	0.37	1.46
Dividends paid per share	*0.23	0.12	0.12	0.13	0.60

* First quarter 2014 dividends paid per share include a special $0.11 per share dividend paid in January 2014 in addition to the $0.12 per share regular quarterly dividend paid in March 2014.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2015

BALANCE SHEET ANALYSIS

Summary

A financial institution's primary sources of revenue are generated by its earning assets, while its major expenses are produced by the funding of these assets with interest bearing liabilities. Effective management of these sources and uses of funds is essential in attaining a financial institution's optimal profitability while maintaining a minimum amount of interest rate risk and credit risk. Information on rate-related sources and uses of funds for each of the three years in the period ended December 31, 2015, is provided in the table below.

In 2015, average earning assets increased by 3.0% or $34.0 million from 2014, following a 10.5% or $108.2 million increase in 2014 from 2013. Average interest-bearing liabilities, the primary source of funds supporting the earning assets, increased by 1.7%, or $13.8 million, in 2015 from 2014, which follows a 9.2%, or $70.5 million, increase in 2014 from 2013.  Although there was an increase in average earning assets and an increase in average interest-bearing liabilities, 2015 net interest income was less than in 2014.  The decrease was due in part to a higher amount of deferred interest income and loan purchase discounts recognized on loans paid off during 2014 versus 2015.  Net interest income (as a percentage of average earning assets) in 2015 was 4.15% compared to 4.27% in 2014.   In 2015, the increase in average earning assets, average interest-bearing liabilities and average non-interest bearing deposits was largely the result of the full year inclusion of the assets and liabilities acquired from purchase of Gassaway on April 4, 2014.  The assets, liabilities and operations of Gassaway are only included in the financial results of Premier from the date of acquisition.  In 2014, the Gassaway operations were included only during nine months of the year.  Additional information on the purchase of Gassaway is contained throughout this discussion and in Note 2 to the Consolidated Financial Statements.

The increase in average earning assets in 2015 was primarily the result of a $45.4 increase in average loans outstanding, a $4.5 million increase in average interest-bearing bank balances, and a $2.4 million increase in average federal funds sold.  These increases in earning assets were partially offset by an $18.3 million decrease in average investment securities. The increase in average interest-bearing liabilities in 2015 was largely due to an $11.5 million increase in average interest-bearing deposits and a $3.3 million increase in average short-term borrowings (primarily customer repurchase agreements) partially offset by a $1.0 million decrease in average long-term borrowings. In 2014, the increase in average earning assets was primarily the result of a $105.1 increase in average loans outstanding, a $9.3 million increase in average interest-bearing bank balances, and a $1.9 million increase in average federal funds sold.  These increases in earning assets were partially offset by an $8.2 million decrease in average investment securities.  The increase in average interest-bearing liabilities in 2014 was largely due to a $73.7 million increase in average interest-bearing deposits partially offset by a $1.1 million decrease in average short-term borrowings (primarily customer repurchase agreements), and a $2.0 million decrease in average long-term borrowings.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2015

AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS
(Dollars in thousands)
	2015			2014			2013
	Average Balance	Interest	Yield/ Rate (2)	Average Balance	Interest	Yield/ Rate (2)	Average Balance	Interest	Yield/ Rate (2)
Assets:
Interest earning assets
U.S. Treasury and federal agency securities	$15,345	$221	1.44%	$27,031	$269	1.00%	$9,463	$167	1.76%
States and municipal obligations (1)	7,879	314	3.99	8,053	324	4.02	5,222	235	4.50
Mortgage backed securities	205,423	4,438	2.16	211,032	4,889	2.32	237,079	5,481	2.31
Other securities	4,828	207	4.29	5,661	219	3.87	8,233	324	3.94
Total investment securities	233,475	5,180	2.22	251,777	5,701	2.26	259,997	6,207	2.39
Federal funds sold	13,216	17	0.13	10,818	13	0.12	8,918	9	0.10
Interest-bearing deposits with banks	59,586	186	0.31	55,074	172	0.31	45,746	148	0.32
Loans, net of unearned income (3)(4)
Commercial	593,986	31,637	5.33	566,785	32,199	5.68	511,764	30,006	5.86
Real estate mortgage	237,889	12,886	5.42	219,616	12,136	5.53	174,710	10,008	5.73
Installment	34,681	2,785	8.03	34,759	2,788	8.02	29,542	2,310	7.82
Total loans	866,556	47,308	5.46	821,160	47,123	5.74	716,016	42,324	5.91
Total interest earning assets	1,172,833	52,691	4.49	1,138,829	53,009	4.65	1,030,677	48,688	4.72
Allowance for loan losses	(10,309)			(10,269)			(12,211)
Cash and due from banks	32,446			32,085			26,839
Premises and equipment	20,278			20,403			16,117
Other assets	53,342			56,490			53,697
Total assets	$1,268,590			$1,237,538			$1,115,119

Liabilities and Equity:
Interest bearing liabilities
NOW and money market	$300,378	527	0.18%	$290,551	516	0.18%	$262,320	470	0.18%
Savings deposits	168,374	178	0.11	156,572	176	0.11	128,005	138	0.11
Certificates of deposit and other time deposits	350,829	2,777	0.79	360,922	3,046	0.84	344,070	3,480	1.01
Total interest bearing deposits	819,581	3,482	0.42	808,045	3,738	0.46	734,395	4,088	0.56
Short-term borrowings	16,958	38	0.22	13,686	34	0.25	14,832	37	0.25
Other borrowings	11,919	511	4.29	12,908	564	4.37	14,935	650	4.35
Total interest-bearing liabilities	848,458	4,031	0.48%	834,639	4,336	0.52%	764,162	4,775	0.62%
Non-interest bearing deposits	267,318			245,075			199,574
Other liabilities	4,805			5,704			4,092
Preferred equity	-			9,432			11,924
Common equity	148,009			142,688			135,367
Total liabilities and equity	$1,268,590			$1,237,538			$1,115,119

Net interest earnings (1)		$48,660			$48,673			$43,913
Net interest spread (1)			4.01%			4.13%			4.10%
Net interest margin (1)			4.15%			4.27%			4.26%

(1) Taxable – equivalent yields are calculated assuming a 34% federal income tax rate
(2) Yields are calculated on historical cost except for yields on marketable equity securities that are calculated used fair value
(3) Includes loan fees, immaterial in amount, in both interest income and the calculation of yield on loans
(4) Includes loans on non-accrual status

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2015

Loan Portfolio

Premier’s loan portfolio is its largest and highest yielding component of average earning assets, totaling 73.9% of average earning assets during 2015. Average loans increased in 2015 by $45.4 million, or 5.5%, over 2014 following a $105.1 million, or 14.7%, increase in 2014 over 2013.  The increase in 2015 is due in part to the full year inclusion of the loans added from the purchase of Gassaway.  Otherwise, average loans increased largely due to a pick-up in loan demand in the latter part 2014 and first part of 2015 which elevated the average in 2015, even though total loans outstanding decreased at December 31, 2015 compared to December 31, 2014.  Average loans outstanding increased by $36.1 million, or 10.4%, in Premier’s West Virginia market due in part to the full year inclusion of the loans added from the purchase of Gassaway.   Otherwise, average loans increased largely due to continued loan demand primarily in central West Virginia fueled by economic activity related to the natural gas industry. Average loans outstanding decreased by $3.2 million, or 1.6%, in Premier’s DC Metro market but increased by $2.5 million, or 5.2%, in Premier’s Virginia market. Average loans outstanding also increased by $1.5 million, or 2.5%, in Premier’s Ohio market and increased by $8.6 million, or 5.0%, in Premier’s Kentucky market. The $105.1 million increase in average loans during 2014 is largely due to the purchase of Gassaway, which added approximately $70.6 million in average loans outstanding during 2014.  Otherwise, average loans increased by $34.5 million, or 4.8%, largely due to a pick-up in loan demand which more than offset loan principal payments, payoffs from borrowers accelerating their payments to reduce their outstanding debt, and also payoffs due to the workout of problem loans. Average loans outstanding increased by $69.0 million, or 24.9%, in Premier’s West Virginia market due to the purchase of Gassaway which added approximately $70.6 million in average total loans in 2014. Without the purchase of Gassaway, average loans outstanding in Premier’s West Virginia markets decreased by $1.6 million, or 0.6%. Average loans outstanding increased by $19.7 million, or 11.2%, in Premier’s DC Metro market and increased by $6.1 million, or 14.6%, in Premier’s Virginia market. Average loans outstanding also increased by $2.5 million, or 4.3%, in Premier’s Ohio market and increased by $7.9 million, or 4.8%, in Premier’s Kentucky market.

Total loans at December 31, 2015 decreased by $30.0 million, or 3.4%, from the total at December 31, 2014.  This decrease follows a $138.9 million, or 18.8%, increase from the total at December 31, 2013.  The decrease in 2015 is largely due to an increased level of loan payoffs in Premier’s DC Metro market and central West Virginia market primarily during the third quarter. A portion of Premier’s lending includes commercial construction projects whereby, once the construction is complete the borrower seeks permanent mortgage financing elsewhere, usually for longer fixed rate terms at lower interest rates than Premier offers.  Outstanding loans decreased in Premier’s West Virginia markets by $3.1 million, or 0.8%, decreased in Premier’s Washington DC Metro market by $17.0 million, or 8.3%, decreased in Premier’s Kentucky markets by $3.3 million, or 1.8%, decreased in Premier’s Virginia markets by $6.6 million, or 13.0%, and decreased in Premier’s Ohio market by $433,000, or 0.7%, since year-end 2014.  The increase in 2014 is largely due to increases in outstanding loans in Premier’s DC Metro market, up $6.5 million, or 32.7%, its Virginia market, up $6.5 million, or 14.7%, its Kentucky market, up $13.0 million, or 7.7%, its Ohio market, up $2.9 million, or 5.0%, and its West Virginia market, up $110.0 million, or 40.5% mainly due to the acquired loans via the purchase of Gassaway.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2015

Loans secured by real estate totaled 87.0% of Premier’s loan portfolio at December 31, 2015, up from 85.2% of total loans at December 31, 2014.  The increase is largely due to an increase in residential real estate loans and real estate construction and land development loans.  These increases more than offset a decrease in commercial real estate loans as a percentage of the total loan portfolio. While outstanding commercial real estate secured loans decreased $29.9 million in 2015, their percentage of the total loan portfolio decreased slightly from 46.0% at the end of 2014 to 44.1% at the end of 2015. In 2014, loans secured by real estate increased from 83.9% of Premier’s total loan portfolio at December 31, 2013 to 85.2% at December 31, 2014, largely due to an increase in residential real estate loans and real estate construction and land development as a percentage of the total loan portfolio.  The increase in the percentage of residential real estate and real estate construction and land development loans at December 31, 2014 more than offset a decrease in commercial real estate secured loans as a percentage of the total loan portfolio.

Premier’s residential real estate mortgage loans generally do not exceed 80% of the value of the real property securing the loan at the time of origination. The residential real estate mortgage loan portfolio primarily consists of adjustable rate residential mortgage loans. The origination of these mortgage loans can be more difficult in a low interest rate environment where there is a significant demand for fixed rate mortgages.  The loan portfolio acquired via the purchase of Gassaway consisted of approximately $63.2 million of residential real estate mortgage loans, or 65.6% of the Gassaway’s total loan portfolio, which consisted primarily of fixed rate residential mortgages with maturity periods ranging from two to fifteen years.  In the past, Premier has originated mortgage loans for sale in the secondary market and recognizes non-interest income upon the sale of those mortgages in the form of commissions and servicing release fees.  Premier used an experienced staff underwriter to ensure the completeness of the borrowers’ loan application and documentation and to ensure that the loans meet the standards required by prospective loan purchasers.   Significantly increased required documentation from home buyers, has complicated the process in comparison to years past.  The perceived difficultly from the home buyer’s perspective has had a negative impact on Premier’s secondary market business.  Beginning in April 2015, as a cost saving measure, management exited the underwriting process but still facilitates fixed rate mortgages sold in the secondary market via third party vendors whereby Premier receives a portion of the commission.  Premier has not engaged in the solicitation of so-called “sub-prime” or “interest only” mortgages. Additional information regarding the volume of mortgage loans originated and sold is contained in Premier’s consolidated statements of cash flows presented elsewhere in this annual report.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2015

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

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2015

LOAN SUMMARY
(Dollars in thousands)
	As of December 31
	2015	%	2014	%	2013	%	2012	%	2011	%
Summary of Loans by Type
Commercial, secured by real estate	$374,558	44.1%	$404,430	46.0%	$358,114	48.3%	$314,198	44.6%	$317,559	46.0%
Commercial, other	68,339	8.0	85,943	9.8	85,301	11.5	84,430	12.0	76,960	11.1
Real estate construction and land development	78,695	9.3	66,689	7.6	47,123	6.4	52,706	7.5	34,730	5.0
Real estate mortgage	285,826	33.6	278,212	31.6	216,081	29.2	214,743	30.5	221,756	32.1
Agricultural	1,728	0.2	1,987	0.2	2,052	0.3	2,566	0.4	2,729	0.4
Consumer	31,445	3.7	32,745	3.7	25,113	3.4	28,128	4.0	30,090	4.4
Other	9,155	1.1	9,705	1.1	6,986	0.9	7,854	1.0	7,099	1.0
Total loans	$849,746	100.0%	$879,711	100.0%	$740,770	100.0%	$704,625	100.0%	$690,923	100.0%

Non-performing Assets
Non-accrual loans	$7,141		$12,712		$16,641		$25,806		$42,354
Accruing loans which are contractually past due 90 days or more	3,032		1,266		8,478		3,890		4,527
Accruing troubled debt restructurings	4,003		2,502		3,655		14,106		5,951
Total non-performing and restructured loans	14,176		16,480		28,774		43,802		52,832
Other real estate acquired through foreclosures	13,040		12,208		13,524		13,366		14,642
Total non-performing and restructured loans and other real estate	$27,216		$28,688		$42,298		$57,168		$67,474

Non-performing and restructured loans as a % of total loans	1.67%		1.87%		3.88%		6.22%		7.65%
Non-performing and restructured loans and other real estate as a % of total assets	2.19%		2.29%		3.84%		5.10%		6.00%

Allocation of Allowance for Loan Losses
Commercial, other	$1,178	9.3%	$1,727	11.1%	$2,420	12.7%	$3,918	13.4%	$2,669	12.5%
Real estate, construction	1,049	9.3	1,617	7.6	1,226	6.4	1,826	7.5	1,111	5.0
Real estate, other	7,113	77.7	6,760	77.6	7,084	77.5	5,499	75.1	5,717	78.1
Consumer installment	307	3.7	243	3.7	297	3.4	245	4.0	298	4.4
Total	$9,647	100.0%	$10,347	100.0%	$11,027	100.0%	$11,488	100.0%	$9,795	100.0%

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2015

Total non-performing assets, which consist of past-due loans on which interest is not being accrued (“non-accrual loans”), foreclosed properties in the process of liquidation ("OREO"), loans with restructured terms offering a concession to enable a delinquent borrower to repay (‘troubled debt restructurings”) and accruing loans past due 90 days or more, were $27.2 million, or 2.19% of total assets at year-end 2015. These amounts compare to $28.7 million of total non-performing assets, or 2.29% of total assets at year-end 2014 and $42.3 million of total non-performing assets, or 3.84% of total assets at year-end 2013. The $1.5 million, or 5.1%, decrease in non-performing assets in 2015 from year-end 2014 was largely due to a $5.6 million decrease in non-accrual loans.  The decrease in non-accrual loans was largely due to payments and payoffs received on non-accrual loans during the year and approximately $5.8 million of loans foreclosed upon and added to OREO.  The decrease in non-accrual loans was partially offset by an increase of $1.8 million in loans past due 90 days or more, an increase of $1.5 million in accruing trouble debt restructured loans and an increase of $832,000 in other real estate acquired through foreclosure.  The increase in loans past due 90 days or more was largely due to efforts by management to bring these well-collateralized borrowers to a current status prior to the commencement of collection efforts via foreclosure or other means, with the result of many borrowers returning to a current status. The increase in accruing troubled debt restructured loans in 2015 was the result of one loan for which the Bank granted a forbearance agreement.  The 2015 increase in other real estate acquired through foreclosure was mainly due to foreclosing on non-accrual loans that no longer could perform to their loan agreement. The increase in OREO was largely due the $5.8 million of foreclosed loans and a $760,000 branch property marketed for sale and sold during the year.  These additions during the year were partially offset by sales of approximately $4.6 million and writedowns of carrying values of another $1.1 million.  Although loans may be classified as non-performing, some continue to pay interest irregularly or at less than originally contracted terms.  During 2015, approximately $686,000 of interest income was recognized on non-accrual and restructured loans, including approximately $328,000 of accelerated purchase discount recognized as income, largely due to full payoffs received on non-accrual loans during the year.  This amount compares to approximately $0.8 million that would have been recognized in accordance with the original terms of the loans, which also includes the approximately $328,000 of accelerated purchase discount from full loan payoffs.

The decrease in total non-performing assets in 2014 from year-end 2013 was largely due to a $3.9 million decrease in non-accrual loans and a $7.2 million decrease in loans past due 90 days or more.  The decrease in non-accrual loans was largely due to payments and payoffs received on non-accrual loans during the year with approximately $1.7 million of loans foreclosed upon and added to OREO.  The decrease in loans past due 90 days or more was due to a concerted effort to either bring these borrowers to a current status or begin collection efforts via foreclosure or other means, with the result of most borrowers returning to a current status.  Also contributing to the reduction in non-performing assets at year-end 2014 was a $1.3 million decrease in OREO and a $1.1 million decrease in troubled debt restructurings.  The decrease in troubled debt restructurings in 2014 was largely due to payments and payoffs received on the loans as no additional loans were classified as troubled debt restructurings in 2014.  The decrease in OREO was largely due to sales of approximately $2.6 million of properties during the year yielding approximately $3.9 million of sale proceeds and writedowns of carrying values of another $588,000.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2015

With the acquisition of Abigail Adams and its two subsidiary banks in 2009, Premier experienced a significant increase in nonperforming assets.  As shown in the table above, Premier has worked over the past six years to reduce its level of non-performing assets, primarily those from the Abigail Adams acquisition.  However, since these assets were recorded at an estimated fair value on the date of acquisition, the amount of credit risk assumed by Premier was not as great as the volume of non-performing assets suggests taken at face value.  New (at the time) accounting guidance adopted by Premier at the beginning of 2009 does not permit an acquirer to carry over the purchased entity’s allowance for loan losses.  Instead, under the accounting guidance, all acquired loans are to be recorded at their net estimated fair value.  The estimate of fair value on all loans, but particularly on non-performing assets, included factors for the measurement of credit risk, interest rate risk and re-salability in the most advantageous market for the loans in an orderly transaction between market participants.  These estimates included significant discounts on the non-accrual loans.  These estimates required management's most difficult, subjective and complex judgments and are inherently uncertain.  However, since the estimated fair value of these loans was believed to have been accounted for in the reasonably estimable credit risk in the loans, no allowance for loan losses for these loans was recorded at the date of acquisition.  At September 30, 2009, just prior to Premier’s acquisition, Abigail Adams reported a collective allowance for loan losses of approximately $12.8 million.  In contrast, Premier recorded the estimated fair value of the combined loan portfolios at an estimated $25.5 million discount to the contractual amounts receivable on the loans at acquisition.

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

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2015

The negative provision expense, however, was more than offset by additional provisions for loan losses in the second half of 2014. Similarly in 2015, a negative provision for loans losses was recorded in the second quarter due primarily to a large recovery on a single commercial real estate loan.  The negative provision was more than offset by additional provisions for loan losses in the second half of 2015.  As management's efforts to collect on all of the Company’s non-performing assets continue, matured loans are only renewed using Premier's strengthened credit policies. Otherwise, loans may be carried as accruing loans that are greater than 90 days past due or placed on non-accrual status and foreclosure proceedings begun to obtain and liquidate any collateral securing the past due or matured loans. As previously demonstrated by Premier’s history, management is committed to continuing to reduce its level of non-performing assets and maintaining strong underwriting standards to help maintain a lower level of non-performing assets in the future.

The Loan Summary table presents five years of comparative non-performing asset information. Other than these loans and the impaired loans discussed in Note 5 to the consolidated financial statements, Premier does not have a significant volume of loans where management has serious doubts about the borrowers’ ability to comply with the present repayment terms of the loan.

It is Premier's policy to place loans that are past due over 90 days on non-accrual status, unless the loans are adequately secured and in the process of collection.  For real estate loans, upon repossession, the property is transferred to "Other Real Estate Owned" (OREO) and carried at the lower of the outstanding loan balance or the fair value of the property based on current appraisals and other current market trends, less estimated disposal costs. If a writedown of the OREO property is necessary at the time of foreclosure, the amount is charged against the allowance for loan losses. A periodic review of the recorded property value is performed in conjunction with normal loan reviews, and if market conditions indicate that the recorded value exceeds the fair market value less estimated disposal costs, additional writedowns of the property value are charged directly to operations.

During 2015, Premier recorded $1.1 million of write-downs of OREO properties which were slightly offset by $44,000 of gains on the disposition of OREO properties, resulting in a net increase in 2015 operating expenses of approximately $1.0 million.  This net operating expense increase compares to $588,000 of write-downs of OREO properties in 2014 that were more than offset by $1.3 million of gains on the disposition of OREO properties resulting in a net expense reduction of $714,000. During 2013, Premier recorded $782,000 of write-downs of OREO properties that were partially offset by $66,000 of gains on the disposition of OREO properties, resulting in a net expense of $716,000.  The write-downs on OREO that were recorded in 2015 were largely due to adjustments to the carrying value, as Premier lowered its expectations of net realizable value on certain properties in an effort to liquidate the property.  The gains realized in 2014 are largely due to sales of OREO properties acquired via the Abigail Adams acquisition.  Real estate values in and around Washington, DC have improved compared to 2009 when Abigail

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2015

Adams was acquired. Furthermore, some of the properties sold in 2014 and 2013 were condominium renovation or construction projects that needed to be completed after foreclosure by Premier in order to be marketed in a salable condition. These gains more than offset losses on the sale of other OREO properties during 2014. The write-downs on OREO that were recorded in 2014 were largely due to adjustments to the carrying value, as Premier lowered its expectations of net realizable value on certain properties in an effort to liquidate the property. The gains realized in 2013 are largely due to sales of OREO properties acquired via the Abigail Adams acquisition.  Again, real estate values in and around Washington, DC were improved in 2013 compared to 2009 when Abigail Adams was acquired.  These gains more than offset losses on the sale of other OREO properties during 2013.  The write-downs on OREO that were recorded in 2013 were largely due to repossessed construction projects where either the costs incurred to complete the projects have exceeded original estimates and the property was adjusted to net realizable value or sales of properties have not materialized and Premier has lowered its expectations of net realizable value.

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
December 31, 2015

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

The sum of the calculations and estimations of the risk of loss in the loan portfolio is compared to the recorded balance of the allowance for loan losses. If the total allowance is deemed to be inadequate, a charge to earnings is recorded to increase the allowance.  Conversely, should an evaluation of the allowance result in a lower estimate of the risk of loss in the loan portfolio and the allowance is deemed to be more than adequate, a reversal of previous charges to earnings ("a negative provision") may be warranted in the current period. Events that may lead to negative provisions include greater than anticipated recoveries, a reduction in the historical loss ratios, securing more collateral on an impaired loan during the collection process, or receiving a substantial principal payment or payment in full on an impaired loan.  In 2015, Premier recorded a provision for loan losses of $326,000 compared to $534,000 of provision for loan losses recorded in 2014 and a $375,000 negative provision expense in 2013.

At December 31, 2015, the allowance for loan losses was $9.6 million, or 1.14% of total year-end loans, compared to an allowance for loan losses of $10.3 million, or 1.18% of total loans at December 31, 2014.  The decrease in the percentage of allowance to total loans at year-end is a result of the smaller allowance partially offset by a decrease in outstanding total loans.  The amount of allowance allocated to individually impaired loans decreased by approximately $1.1 million in 2015 largely due to moving an impaired loan to OREO during the year and recording a loan charge-off in the process.  Also, the amount of allowance allocated to collectively evaluated loans increased by approximately $401,000 from additional risk identified on the core loan portfolio.  As a result, although loans outstanding at December 31, 2015 have decreased by $30.0 million, the decrease in the allowance for loan losses allocated to impaired loans resulted in a lower ratio to total loans outstanding at December 31, 2015.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2015

At December 31, 2014, the allowance for loan losses was $10.3 million, or 1.18% of total year-end loans, compared to an allowance for loan losses of $11.0 million, or 1.49% of total loans at December 31, 2013.  The substantial decrease in the percentage of allowance to total loans at year-end is a result of the loans acquired via the purchase of Gassaway.  These loans were recorded at their estimated fair value on the date of acquisition including an estimate of credit risk within the loan portfolio and thus no significant amount of allowance for loan losses was deemed necessary for these loans at December 31, 2014.  Furthermore, the amount of allowance allocated to individually impaired loans decreased by approximately $1.1 million in 2014 largely due to payments and payoffs received on these loans during the year.  However, the amount of allowance allocated to collectively evaluate loans did increase by approximately $594,000 from additional provisions for loan losses largely due to the $43.8 million increase in loans outstanding from expanded lending opportunities in 2014.  As a result, although loans outstanding at December 31, 2014 have increased by $138.9 million, $95.1 million from the purchase of Gassaway and $43.8 million from internal loan growth, the allowance for loan losses did not increase proportionately, resulting in a lower ratio to total loans outstanding at December 31, 2014.

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

The “Summary of Loan Loss Experience” table below provides a more detailed history of the allowance for loan losses, illustrating charge-offs and recoveries by loan type, and the annual provision for loan losses over the past five years. From 2009 through 2012, the deterioration in the national economy and its impact on the local economy in Premier’s markets resulted in increases in past due loans and non-performing assets. As the deterioration in the national economy and its impact on Premier’s local economies continued, some of the increases in past due loans and non-performing assets in prior years became charged-off loans.  In 2013, Premier recovered some of its prior year charge-offs, which helped to substantially offset the reduced level of charge-offs recorded during the year.  In 2014, net charge-offs increased from the very low level recorded in 2013, but remained relatively low at 0.15% of average loans outstanding partially due to the larger balance of average total loans from the acquisition of Gassaway.  In 2015, the amount of net charge-offs was slightly less when compared to 2014 due to a significant increase in recoveries on real estate secured loans reducing the ratio of net charge-offs to average loans outstanding to 0.12%.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2015

The level of provision expense during 2011 was largely to provide for a calculated increase in exposure to credit risk related to one borrowing relationship in Premier’s Kentucky market identified during the second quarter.  In 2012, the increase in the level of provision expense was largely due to increases in specific reserves on loans already identified as impaired and also due to specific reserves on loans newly identified as impaired during 2012.  During 2013, Premier received substantial principal payments and payoffs on loans classified as impaired which resulted in the reduction of the estimated required allowance via negative provisions for loan losses.  These negative provisions for loan losses exceeded the estimated provision expense needed to provide for the loan growth in 2013, resulting in a net $375,000 negative provision for loan losses.  Similarly, during 2014 Premier received principal payments and payoffs on loans classified as impaired which resulted in the reduction of the estimated required allowance via negative provisions for loan losses.  These negative provisions for loan losses, however, were exceeded by the estimated provision expense needed to provide for the loan growth in 2014, resulting in a net $534,000 provision for loan losses.  In 2015, Premier reduced its allowance allocated to impaired loans via payments and payoffs of loans as well as foreclosure.  In the second quarter of 2015, a significant recovery on a real estate secured loan resulted in a negative provision for loan losses for the quarter.  The negative provision was more than offset by increases in the allowance estimated for collectively impaired loans resulting in $326,000 of provision for loan losses.  Additional details on the activity in the allowance for loan losses as well as past due and non-performing loans, including loans individually evaluated for impairment, is contained in Note 5 to the consolidated financial statements.

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

Net charge-offs in 2015 totaled $1.0 million, as $2.1 million of loans charged-off were partially offset by $1.1 million of recoveries of loans previously charged-off. Net charge-offs in 2014 totaled $1.2 million, as $1.6 million of loans charged-off were partially offset by $387,000 of recoveries of loans previously charged-off. Net charge-offs in 2013 totaled $86,000, as $909,000 of loans charged-off were substantially offset by $823,000 of recoveries of loans previously charged-off.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2015

In 2015, total charge-offs increased by $495,000 to $2.1 million, or just 0.24% of average total loans.  Charge-offs increased in all categories of loans except for other real estate loans.  A portion of the increase in the construction real estate loan charge-offs was a result of the foreclosure of a real estate secured loan previously identified as individually impaired and resulted in a charge-off upon foreclosure.  Otherwise, charge-off activity decreased due to the higher level of other real estate charge-offs recorded in 2014.  In 2014, total charge-offs increased by $692,000 to $1.6 million, or just 0.19% of average total loans.  Charge-offs increased in all categories of loans except for consumer loans.  A portion of the increase in the real estate loan charge-offs was a result of the foreclosure of real estate secured loans and recognizing the previously identified loan impairment as a charge-off upon foreclosure.  Otherwise, charge-off activity increased due to the comparatively low level of charge-offs recorded in 2013.  In 2013, total charge-offs decreased by $2.2 million to $909,000, or just 0.13% of average total loans. Charge-offs in all four categories of loans decreased in 2013, reflecting management’s efforts to successfully resolve delinquent loans.  Furthermore, management reached agreements with two loan relationships that had been charged-off in previous years whereby the borrowers agreed to a repayment schedule that included a substantial down payment in 2013 and monthly payments thereafter.  These payments resulted in the increase in recoveries recorded in 2013 and also account for most of the decrease in recoveries in 2014.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2015

SUMMARY OF LOAN LOSS EXPERIENCE
(Dollars in thousands)
	For the Year Ended December 31
	2015		2014		2013		2012		2011
Allowance for loan losses beginning of period	$10,347		$11,027		$11,488		$9,795		$9,865
Amounts charged off:
Commercial, financial and agricultural loans	611		365		231		1,485		227
Real estate construction loans	900		110		52		380		2,747
Real estate loans – other	376		965		438		1,061		900
Consumer installment loans	209		161		188		227		152
Total charge-offs	2,096		1,601		909		3,153		4,026

Recoveries on amounts previously charged-off:
Commercial, financial and agricultural loans	121		127		198		126		121
Real estate construction loans	99		136		233		-		1
Real estate loans – other	753		64		319		359		116
Consumer installment loans	97		60		73		101		88
Total recoveries	1,070		387		823		586		326

Net charge-offs	1,026		1,214		86		2,567		3,700
Provision for loan losses	326		534		(375)		4,260		3,630

Allowance for loan losses, end of period	$9,647		$10,347		$11,027		$11,488		$9,795

Average total loans	$866,556		$821,160		$716,016		$682,957		$704,566
Total loans at year-end	849,746		879,711		740,770		704,625		690,923

As a percent of average loans
Net charge-offs	0.12%		0.15%		0.01%		0.38%		0.53%
Provision for loan losses	0.04%		0.07%		(0.05)%		0.62%		0.52%
Allowance for loan losses	1.11%		1.26%		1.54%		1.68%		1.39%

As a percent of total loans at year-end
Allowance for loan losses	1.14%		1.18%		1.49%		1.63%		1.42%

As a multiple of net charge-offs
Allowance for loan losses	9.40	X	8.52	X	128.22	X	4.48	X	2.65	X
Income before tax and provision for loan losses	19.18	X	17.18	X	235.56	X	7.89	X	3.95	X

Although management believes it has identified the significant remaining credit risk in the loan portfolio, additional charge-offs may be recorded in the coming months due to the level of non-performing loans and the resolution of collection efforts on those loans. Premier continues to make a significant effort to reduce its past due and non-performing loans by reviewing loan files, using the courts to bring borrowers current with the terms of their loan agreements and/or the foreclosure and sale of OREO properties.  As in the past, when these plans are executed, Premier may experience increases in non-performing loans and non-performing assets. Furthermore, any resulting increases

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2015

in loans placed on non-accrual status will have a negative impact on future loan interest income. Also, as these plans are executed, other loans may be identified that would necessitate additional charge-offs and potentially additional provisions for loan losses.  Premier continues to monitor and evaluate the impact that national housing market prices may have on its local markets and collateral valuations as management evaluates the adequacy of the allowance for loan losses.  While some price deterioration has occurred, it is not currently anticipated that Premier’s markets will be impacted as severely as other areas of the country due to the historically modest increases in real estate values in the Company’s markets in West Virginia, Ohio and Kentucky. With the concentrations of commercial real estate loans acquired in the Washington, DC and Richmond, Virginia markets, fluctuations in commercial real estate values will also be monitored.  Premier also continues to monitor the impact the declining coal mining industry that may have a larger impact in the southern are of West Virginia.  The declining market will likely increase non-performing assets.  In each of the last four years, Premier sold some OREO properties at a gain while other OREO properties have required subsequent write-downs to net realizable values.  These factors are considered in determining the adequacy of the allowance for loan losses.

The following table presents the maturity distribution and interest sensitivity of selected loan categories at December 31, 2015.  Maturities are based upon contractual terms.

LOAN MATURITIES and INTEREST SENSITIVITY
December 31, 2015
(Dollars in thousands)

	Projected Maturities*
	One Year or Less	One Through Five Years	Over Five Years	Total
Commercial, secured by real estate	$83,809	$259,277	$31,472	$374,558
Commercial, other	23,094	44,350	895	68,339
Real estate construction	37,007	33,707	7,981	78,695
Agricultural	715	1,002	12	1,729
Total	$144,625	$338,336	$40,360	$523,321

Fixed rate loans	$39,850	$181,402	$33,178	$254,430
Floating rate loans	104,774	156,935	7,183	268,892
Total	$144,624	$338,337	$40,361	$523,322

Fixed rate loans projected to mature after one year				$214,580
Floating rate loans projected to mature after one year				164,118
Total				$378,698

(*) Based on scheduled or approximate repayments

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2015

Investment Portfolio and
Other Earning Assets

Investment securities averaged $233.5 million in 2015, down $18.3 million, or 7.3%, from the $251.8 million averaged in 2014. This decrease follows an $8.2 million, or 3.2%, decrease in 2014 from the $260.0 million averaged in 2013. The decrease in 2015 is largely attributable to a decrease in total deposits.  During 2015, surplus funds from maturing investments or principal pay downs on mortgaged-backed investments were used to satisfy decreases in deposits. The decrease in average investments in 2015 was largely due to the fact that all the securities purchased over and above the proceeds from maturities and calls were purchased in the fourth quarter. Even though average investments decreased, ending securities increased $25.7 million, or 11.2%. The increase in ending investments was due to the $30.0 million, or 3.4%, decrease in loans outstanding and an increase in repurchase agreements.  During 2014, surplus funds from maturing investments or principal pay downs on mortgaged-backed investments were used to fund the increase in loans or to satisfy decreases in deposit and repurchase agreement balances. Furthermore, Premier sold approximately $13.3 million of low yielding investment securities in 2014 as part of its interest rate risk management strategy. The decrease in average investments in 2014 more than offset the $28.8 million of average investments added by the purchase of Gassaway in 2014. As shown in the cash flow statement, only $36.4 million of new securities were purchased in 2014 while $65.4 million in proceeds were realized from calls, maturities, sales and principal pay downs on mortgage backed securities. These funds were primarily used to fund the $43.8 million, or 5.9%, increase in total loans from increased loan demand in 2014.

Investment securities are highly liquid and generally have a greater yield than interest bearing bank balances or federal funds sold.  However their longer investment term generally results in greater interest rate risk over other short-term investments.  This was believed to be especially true in 2010 as management continued to invest based on a belief that market interest rates were at their lowest level and that buying longer-term investments would have the effect of locking-in these lowest interest rates over the life of the investments.  Due to the low interest rate environment during 2010 and continuing throughout 2015, issuers of investment securities were routinely invoking call features of their securities and reissuing new bonds at lower coupon rates.  To offset some of the effects of interest rate risk in the investment portfolio, in 2010 Premier used surplus funds and proceeds from investment calls to purchase collateralized mortgage obligations (“CMO’s”) issued by the Government National Mortgage Association (“GNMA”), also known as “Ginnie Mae”.  These CMO’s are similar to U.S. Treasury bonds in that they are backed by the full faith and credit of the United States Government, but unlike U.S. Treasury bonds, return a portion of the principal each month coinciding with the monthly principal payments made by mortgage borrowers collateralizing the securities.  It is the monthly return of principal that will allow Premier to take advantage of any rise in market interest rates by investing the principal payments in future higher-yielding securities long before the final maturity date of the CMO.  An added feature of these GNMA CMO’s is that the securities are not subject to early call provisions.  Only the mortgagees’ prepayment of their underlying mortgages can accelerate the principal reduction on the investment security.  Thus, the purchase yield is not as susceptible

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2015

to downward interest rate risks as investment securities with call features. This benefit is illustrated by the lower amount of Premier’s securities that were either called or matured in 2015, 2014 and 2013, compared to earlier years. During 2015, $66.9 million of investments were called or matured (including principal payments on CMO’s and mortgage backed securities).  During 2014, $52.0 million of investments were called or matured (including principal payments on CMO’s and mortgage backed securities) and during 2013, $73.8 million of investments were called or matured (including principal payments on CMO’s and mortgage backed securities) compared to $276.7 million during 2010.  Mortgage backed securities and CMO’s continue to be Premier’s dominant investment in its portfolio, comprising nearly 93% of the fair value of the investment portfolio at December 31, 2015.

At December 31, 2015 the amount of investments totaled $255.5 million, up $25.7 million, or 11.2%, from the $229.8 million of investments at December 31, 2014.  The increase in investments is largely in response an increase in surplus funds from the decrease in loans outstanding and an increase in repurchase agreements.  During 2015, Premier purchased approximately $95.6 million of investment securities, primarily mortgage-backed securities, which more than offset the $66.9 million of investments that were called or matured (including principal payments on CMO’s and mortgage backed securities) during the year.  At December 31, 2014 the amount of investments totaled $229.8 million, up $11.7 million, or 5.4%, from the $218.1 million of investments at December 31, 2013.  The increase in investments is largely due to the $38.7 million of investments acquired via the purchase of Gassaway.  The Gassaway investment portfolio was comprised of $31.2 million of U.S. government sponsored entity securities with fixed maturity dates, $5.5 million of securities issued by states and political subdivisions and $2.0 million of mortgage-backed securities issued by government sponsored entities.  In 2014, Premier sold approximately $13.3 million of low yielding investment securities as part of its interest rate risk management strategy. Also affecting the increase in the investment portfolio in 2014 was a $3.2 million increase in the net market value of the investment portfolio to $2.3 million of net unrealized gains at December 31, 2014 due to a decrease in market interest rates during the year.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2015

The following table presents a summary of the carrying values of investment securities.

FAIR VALUE OF SECURITIES AVAILABLE FOR SALE
(Dollars in thousands)
	As of December 31
	2015	2014	2013

U.S. government sponsored entity securities	$10,429	$22,506	$6,981
States and political subdivisions	7,568	10,276	6,540
Mortgage-backed securities issued by government sponsored entities	237,469	196,968	204,545
Total securities	$255,466	$229,750	$218,066

As sources of funds (deposits, federal funds purchased, and repurchase agreements with corporate customers) fluctuate, excess funds are initially invested in federal funds sold and other short-term investments. Based upon analyses of asset/liability repricing, interest rate forecasts, and liquidity requirements, funds are periodically reinvested in high-quality debt securities, which typically mature over a longer period of time. At the time of purchase, management determines whether the securities will be classified as trading, available-for-sale, or held-to-maturity. At December 31, 2015 all of Premier's investments were classified as available-for-sale and carried at fair value.  Additional information on the investment portfolio can be found in Note 4 to the consolidated financial statements.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2015

As shown in the following Securities Maturity and Yield Analysis table, the average maturity period of the securities available-for-sale at December 31, 2015 was 4 years and 5 months. The table uses a weighted estimated average life method to report the average maturity of mortgage-backed securities, which includes the estimated effect of monthly payments and prepayments. The average maturity of the investment portfolio is managed at a level to maintain a proper matching with interest rate risk guidelines. Premier does not have any securities classified as trading or held-to-maturity and it has no plans to establish such classifications at the present time.

SECURITIES MATURITY AND YIELD ANALYSIS
December 31, 2015
(Dollars in thousands)
	Market Value	Average Maturity (yrs/mos)	Taxable Equivalent Yield*
U.S. government sponsored entity securities
Within one year	$4,310		0.65%
After one but within five years	6,119		1.36
Total U.S. government sponsored entity securities	$10,429	1/2	1.06

States and political subdivisions
Within one year	556		5.56
After one but within five years	4,443		4.08
After five but within ten years	2,321		3.90
After ten years	248		2.74
Total states and political subdivisions securities	$7,568	4/9	4.10

Mortgage-backed securities**
Within one year	1,457		3.00
After one but within five years	217,938		2.37
After five but within ten years	18,074		2.09
Total mortgage-backed securities	$237,469	4/4	2.35

Total securities available-for-sale	$255,466	4/5	2.35

(*) Fully tax-equivalent using the rate of 34%
(**) Maturities for mortgage-backed securities are based on expected average life

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2015

Premier’s average investment in federal funds sold and interest bearing bank balances increased by 10.5% in 2015 compared to 2014.  This increase follows a 20.5% increase in 2014 due to the $19.6 million increase from Gassaway. Averaging $72.8 million in 2015, federal funds sold and interest bearing bank balances increased $6.9 million from $65.9 million in 2014.  The increase in Premier’s average federal funds sold and interest bearing bank balances in 2015 is largely the result of the decrease in the average balance of investments outstanding during the year, as maturing funds were held in these liquid assets to be used for new loan funding.  With the increase in loan payoffs in the third quarter of 2015, these liquid assets were used to fund additional investment portfolio purchases in the third and fourth quarters of 2015.  The increase in 2014 is largely due to the $19.6 million of average interest bearing bank balances acquired via the purchase of Gassaway.  These liquid assets were incorporated into Premier’s liquidity and interest rate risk strategies which resulted in an $8.3 million decrease in the average balance of the combined funds during 2014.  The decrease reflects the utilization of some of these funds to satisfy loan growth, deposit withdrawals and/or reductions in repurchase agreements and also to redeem the final $12.0 million of the Company's Series A Preferred Stock.  Furthermore, the purchase of Gassaway was consummated by providing the sole shareholder $20.3 million in cash which also factored into the decrease in the average balance of federal funds sold and interest bearing bank balances in 2014.  As shown in the Consolidated Average Balance Sheets and Net Interest Income Analysis above, on average, the yield on federal funds sold was only 0.10% in 2013, rose slightly to 0.12% in 2014, and rose slightly again to 0.13% in 2015, in accordance with the Federal Reserve’s Board of Governors’ policy to maintain the federal funds rate between 0.00% and 0.25% until their December 2015 meeting where they increased the rate to 0.50%.  To obtain higher yields on its most highly liquid funds Premier invests in interest-bearing bank balances, primarily with the Federal Reserve Bank, which yielded, on average, 0.32% in 2013 and 0.31% in 2014 and 0.31% in 2015, far exceeding the yield on average federal funds sold.

The average balance of federal funds sold increased by $2.4 million in 2015 to $13.2 million, while average interest bearing bank balances increased by $4.5 million in 2015 to $59.6 million.  The majority of these interest bearing bank balances are held at Federal Reserve Banks.  Yields on federal funds sold rise and fall in direct correlation with interest rate changes made by the Federal Reserve Board in establishing national economic policy.  Investment security yields are based on a number of pricing factors, including but not limited to coupon rate, time to maturity and issuer credit quality.  Fluctuations in the amount of federal funds sold and other short-term investments reflect management's goal to maximize asset yields while maintaining proper asset/liability structure, as discussed in greater detail above and in other sections of this report.

 Funding Sources

In response to the Federal Reserve policy to reduce market interest rates by lowering the targeted federal funds rate, in 2008 Premier began cutting its rates paid on its interest bearing deposits.  As a result, the average rate paid on interest-bearing liabilities decreased to 0.48% in 2015, down from the 0.52% paid in 2014, and the 0.62% paid in 2013.  The 4 basis point decrease

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2015

in 2015 was primarily the result of a 5 basis point decrease in the average rate paid on certificates of deposit and other time deposits, which made up 41.3% of total average interest bearing liabilities in 2015. The average rate paid on other deposit types remained unchanged in 2015; however the average rate paid on short-term borrowings, primarily repurchase agreements with deposit customers, decreased by 3 basis points in 2015 compared to the average rate paid in 2014 and 2013.  In 2015, the average rate paid on other borrowings decreased by 8 basis points to 4.29% from the 4.37% average rate paid in 2014, as Premier refinanced its floating rate other borrowings to a lower fixed rate of 4.00% for 60 months.

The 10 basis point decrease in 2014 was primarily the result of a 17 basis point decrease in the average rate paid on certificates of deposit and other time deposits, which made up 43.2% of total average interest bearing liabilities in 2014.  The average rate paid on other deposit types remained unchanged in 2014, as well as the average rate paid on short-term borrowings, primarily repurchase agreements with deposit customers, compared to the average rate paid in 2013.  In 2014, the average rate paid on other borrowings increased only slightly to 4.37% from the 4.35% average rate paid in 2013.

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

Premier’s deposits, on average, increased by $33.8 million, or 3.2%, in 2015 following a $119.2 million, or 12.8%, increase in 2014 from 2013 average deposits.  The increase in 2015 is due in part to the full year inclusion of the deposits added from the purchase of Gassaway.  Otherwise, average deposits increased as a result of an increase in NOW, savings and non-interest bearing deposits partially offset by a decrease in certificates of deposit.  In 2015 average certificates of deposit decreased by $10.1 million, or 2.8%, as customers retained their maturing certificate of deposit funds in interest bearing transaction accounts, in anticipation of rates increasing with the much talked about increase in prime rate by the Federal Reserve Board of Governors.  Consequently, offsetting the decrease in average CD’s and other time deposits in 2015 was a $9.8 million, or 3.4%, increase in average NOW and money market deposits, a $11.8 million, or 7.5%, increase in average savings deposits and a $22.2 million, or 9.1%, increase in non-interest bearing deposits, all of which typically pay lower rates of interest than certificates of deposit but have an immediate balance availability to the customer.

The increase in 2014 is largely due to the purchase of Gassaway, which added approximately $137.0 million in average deposits during 2014.   Otherwise, average deposits decreased by $17.9 million, or 1.9%, in 2014.  In 2014 average CD’s increased by $16.9 million, or 4.9%, largely due to $39.1 million of average CD’s assumed in the purchase of Gassaway.  The remaining $22.2 million, or 6.5%, decrease in average CD’s was the result of customers with higher than market rate certificates of deposit choosing not to renew their CD’s at the Banks’

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2015

current interest rates. Other customers deposited their maturing certificate of deposit funds in interest bearing transaction accounts, keeping their funds readily available rather than investing in a new certificate of deposit over a longer time frame. Average savings deposits increased by $28.6 million, or 22.3% in 2014, largely due to the $24.2 million of average savings deposits assumed in the purchase of Gassaway. The remaining $4.4 million, or 3.4%, increase in 2014 can be partially attributed to customers deposited their maturing certificate of deposit funds into readily available interest bearing transaction accounts as the rates paid on savings accounts are nearly the same as the rates paid on short-term certificates of deposit.  Average NOW and money market deposits increased by $28.2 million, or 10.8%, in 2014, again largely due to the $30.6 million of average NOW and money market deposits assumed in the purchase of Gassaway.  The remaining $2.4 million, or 1.0%, decrease in 2014 is the result of deposit withdrawals made by customers throughout the year.  Included in the initial money market funds in the purchase of Gassaway was the $20.3 million of purchase proceeds for Gassaway which were initially placed on deposit with the bank at the acquisition date but were withdrawn periodically during the year.  Had the proceeds not been placed on deposit with the bank, the average NOW and money market deposits assumed in the purchase of Gassaway would have been reduced by $15.0 million, and not included as part of the remaining $2.4 million decrease in average NOW and money market deposits.  Lastly, average non-interest bearing deposits increased by $45.5 million, or 22.8%, in 2014 largely due to the $43.1 million of average non-interest bearing deposits assumed in the purchase of Gassaway.  The remaining $2.4 million, or 1.2%, increase is from normal operations and increases in Premier’s customer activity.

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

The following table provides information on the maturities of time deposits of $100,000 or more at December 31, 2015.

MATURITY OF TIME DEPOSITS $100,000 OR MORE
December 31, 2015
(Dollars in thousands)
Maturing 3 months or less	$29,438
Maturing over 3 months	29,062
Maturing over 6 months	50,835
Maturing over 12 months	56,634
Total	$165,969

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2015

Other funding sources for Premier include short and long-term borrowings. Premier's short-term borrowings primarily consist of securities sold under agreements to repurchase with commercial, public entity and tax exempt organization customers.  These are short-term non-FDIC insured deposit-like products that are secured by the pledging of investment securities in Premier’s investment portfolio or by purchasing insurance through the Federal Home Loan Bank (FHLB).  Also included in short-term borrowings are federal funds purchased from other banks and overnight borrowings from the FHLB or the Federal Reserve Bank (FRB) discount window. These short-term borrowings fluctuate depending on near term funding needs and as part of Premier's management of its asset/liability mix. In 2015 average short-term borrowings increased by $3.3 million, or 23.9%, largely due to an increase in customer repurchase agreements primarily in Premier’s Kentucky market.  In 2014 average short-term borrowings decreased by $1.1 million, or 7.7%, largely due to a decrease in customer repurchase agreements, primarily in Premier’s DC Metro market.

Long-term borrowings consist of FHLB borrowings by Premier’s Affiliate Banks and other borrowings by the parent holding company or the Banks.  The Company’s FHLB advances, which matured in 2012, were fixed rate borrowings.  In 2012, all remaining FHLB advances were repaid at maturity which had an average rate paid of 2.19%.  Premier incurred no new long-term FHLB borrowings in 2013, 2014 or 2015.  Premier uses fixed rate FHLB advances from time-to-time to fund certain residential and commercial loans as well to maximize investment opportunities as part of its interest rate risk management. At December 31, 2015, all FHLB advances have been repaid.

Other borrowings consist of an $11.0 million long-term borrowing at the parent company and a $292,000 long-term borrowing initiated by Gassaway assumed by Premier Bank in the Gassaway purchase.  The borrowing by Gassaway was for the purchase of its Flatwoods branch site location under a seller financed note bearing a fixed interest rate of 5.62% with monthly payments of $4,000, including principal and interest, and a $249,000 balloon payment at maturity on May 9, 2017.  On August 26, 2015, the Company executed and delivered to First Guaranty Bank, a Promissory Note and Business Loan Agreement for the principal amount of $12.0 million, bearing interest at a fixed rate of 4.00% per annum and requiring 59 monthly principal payments of $143,000 plus accrued interest and one final principal and interest payment of approximately $3.6 million due on August 26, 2020. The Promissory Note is secured by the pledge of 25% of Premier’s interest in Premier Bank, Inc. (a wholly owned subsidiary) under a Commercial Pledge Agreement dated August 26, 2015. The proceeds of this note were used to refinance a $4.5 million balance plus accrued interest due under Premier’s previous Promissory Note to First Guaranty  Bank, bearing a then current minimum interest rate of 4.00% per annum; pay off the remaining $5.4 million balance plus accrued interest due to Bankers’ Bank under the Term Note dated September 8, 2010, bearing a then current minimum interest rate of 4.50% per annum; and pay the remaining $2.0 million balance plus accrued interest due on Premier’s $5.0 million Line of Credit with Bankers’ Bank, bearing a then current minimum interest rate of 4.50% per annum.  The lower rate on the new borrowing helped to reduce the average rate paid on other borrowings in 2015 by 8 basis points to 4.29% for the year.  The remaining balance outstanding on this borrowing was $11.0 million at December 31, 2015.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2015

In an effort to reduce the interest costs on its other borrowed funds, Premier has been making additional principal payments on these borrowed funds on a regular basis. As a result, the average balance of other borrowings decreased by $2.3 million, or 15.3%, in 2014. In 2015, Premier borrowed $4.0 million on its line of credit with the Bankers’ Bank of Kentucky to facilitate the purchase of the Warrant from the U.S. Treasury (see Note 23 to the Financial Statements).  Premier repaid $2.0 million of this borrowing out of its operating funds but refinanced the remaining $2.0 million along with the $12.0 million borrowing from First Guaranty Bank described above.  The additional borrowing partially offset loan principal payments made during 2015, reducing the average balance of other borrowings by only $1.0 million, or 7.7% in 2015. The assumption of the Gassaway long-term borrowing added approximately $255,000 to average other borrowings in 2014 and increased the average rate paid in 2014 by 2 basis points over the 4.35% average rate paid in 2013.

Premier also maintains lines of credit with both First Guaranty Bank ($3.0 million) and Bankers’ Bank ($5.0 million) for unforeseen funding needs that may occur. The lines of credit are secured and covered by each lender’s Commercial Pledge Agreements, respectively. Premier did not draw on these lines of credit in 2013.  However, in 2014, Premier borrowed $1.0 million in November 2014 on the line of credit with First Guaranty Bank to facilitate the redemption of the final $5.0 million of the Company’s Series A Preferred Stock.  The $1.0 million borrowing was repaid in December 2014.  As discussed above, Premier borrowed $4.0 million on its line of credit with Bankers’ Bank to facilitate the purchase of the Warrant in May 2015.  The $4.0 million borrowing was repaid during 2015 using $2.0 million of operating funds and refinancing the remaining $2.0 million in the First Guaranty Bank loan in August 2015.  For more information on other borrowings, see Note 11 to the consolidated financial statements.

On May 13, 2010, Premier entered into a six-year data processing agreement with Fidelity Information Systems (“FIS”).  The agreement covers Premier’s core data processing, item processing, internet banking services, network services, customer authentication services and electronic funds transfer services and began in November 2011 upon the expiration of Premier’s contracts with its previous providers.  Premier and FIS scheduled individual bank conversions beginning in May 2011 and continued throughout the third quarter of 2011.  Based upon the average billings for services rendered during the last three months of 2015, the estimated payments to FIS for these services under existing contracts will be approximately $3.0 million per year beginning in 2016. Actual results may vary depending upon the number and type of accounts actually processed and future customer activity including additional customers via the First National Bankshares Corporation acquisition or any other acquisitions.

The Washington Division main office and branch locations of Premier Bank in and around the Washington DC metro area are all leased under various non-cancelable operating leases. These non-cancelable operating leases are subject to renewal options under various terms. Some leases provide for periodic rate adjustments based on cost-of-living index changes. The leases have terms ranging from 2016 through 2024.  Future minimum payments under the operating leases are included in the table below.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2015

PAYMENTS DUE ON CONTRACTUAL OBLIGATIONS
December 31, 2015
(Dollars in thousands)
	Total	Less than one year	1-3 years	3-5 years	More than five years

Total deposits	$1,060,096	$950,835	$73,083	$36,178	$-
Repurchase agreements	21,694	21,694	-	-	-
Other borrowed funds	11,292	1,749	3,691	3,432	2,420
Operating lease obligations	3,462	874	1,138	431	1,019
Data and item processing contracts*	5,292	3,024	2,268	-	-
Total	$1,101,836	$978,176	$80,180	$40,041	$3,439
* Data and item processing contractual obligations are estimated using the average billing for the last three months of 2015.

Asset/Liability Management and Market Risk

Asset/liability management is a means of maximizing net interest income while minimizing interest rate risk by planning and controlling the mix and maturities of interest related assets and liabilities. Each of Premier and the Affiliate Banks have established an Asset/Liability Management Committee (ALCO) for the purpose of monitoring and managing interest rate risk and to evaluate investment portfolio strategies.  Interest rate risk is the earnings variation that could occur due to changes in market interest rates. The Board of Directors has established policies to monitor and limit exposure to interest rate risk. Premier monitors its interest rate risk through the use of an earnings simulation model developed by an independent third party to analyze net interest income sensitivity.

The earnings simulation model uses assumptions, maturity patterns, and reinvestment rates provided by Premier and forecasts the effect of instantaneous movements in interest rates from 100 (1.00%) and 400 (4.00%) basis points, but never below zero.  The most recent earnings simulation model using the most likely interest rate forecast projects that net interest income would increase by approximately 1.1% over the projected stable rate net interest income if interest rates rise by 100 basis points over the next year. Conversely, the simulation projects an approximate 1.4% decrease in net interest income if interest rates fall by 100 basis points over the next year. Within the same time frame, but assuming a 200 basis point movement in interest rates, the simulation projects that net interest income would increase by 2.6% over the projected stable rate net interest income in a rising rate scenario and would decrease by 2.5% in a falling rate scenario.  Under both the 100 and 200 basis point simulations, the percentage changes in net interest income are within Premier's ALCO guidelines.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2015

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

The following table presents summary information about the simulation model's interest rate risk measures and results.

	Year-end 2015	Year-end 2014	ALCO Guidelines

Projected 1-year net interest income
-100 bp change vs. base rate	-1.4%	-2.2%	5%
+100 bp change vs. base rate	1.1%	1.8%	5%
Projected 1-year net interest income
-200 bp change vs. base rate	-2.5%	-3.7%	10%
+200 bp change vs. base rate	2.6%	4.1%	10%

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

Premier generated $16.8 million of cash from operations in 2015, which compares to $18.5 million in 2014 and $16.5 million in 2013.  Total cash from operations along with proceeds from the sale and maturity of securities and the repayment of loans were used to purchase securities, satisfy deposit withdrawals, fund new loans and reduce outstanding debt during all three years.  In 2013, $17.1 million of additional cash was generated from investing activities, as proceeds from the maturities, calls and sales of investment securities plus the proceeds from the sale of OREO exceeded funds used for new investment purchases, the funding of new loans, purchases of premises and equipment and improvements to OREO properties.  In 2014, $28.0 million of additional cash was generated from investing activities, primarily due to the $41.0 million of cash

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2015

and cash equivalents received as a result of the purchase of Gassaway, net of the $20.3 million purchase price. The remaining net $13.0 million of cash used in investing activities was used primarily to fund new loans, purchase securities, and purchase premises and equipment. These activities were partially offset by cash proceeds from the sale of OREO and cash received from maturities, calls and sales of investment securities.  In 2015, $472,000 of cash was used in investing activities, primarily as $66.9 million of cash generated from maturities and calls of investment securities, $24.6 million of cash generated from the repayment of loans outstanding and $4.7 million in proceeds from the sale of OREO were used to purchase $95.6 million of investment securities.

In 2015, Premier used the $16.8 million of cash from operations, less the $472,000 of cash used in investing activities, $6.1 million received from increases in repurchase agreements and $222,000 received from the exercise of employee stock options to satisfy $14.8 million of deposit withdrawals, pay $4.6 million of common stock dividends and purchase the common stock warrant from the U.S. Treasury for approximately $5.7 million.  Also in 2015, Premier borrowed $15.9 million and paid $16.4 million in principal payments on other borrowed funds, largely the result of refinancing $12.0 million of debt outstanding.  In 2014, Premier used the $18.5 million of cash from operations, the $28.0 million of additional cash generated from investing activities, $4.3 million received from increases in repurchase agreements and $731,000 received from the exercise of employee stock options to satisfy $33.0 million of deposit withdrawals, pay $2.4 million in principal on other borrowings, pay $4.9 million of common stock dividends, and pay $553,000 of preferred stock dividends.  Also in 2014, Premier redeemed the final 12,000 shares of its Series A Preferred Stock at the face value of $1,000 per share.  The net result of all activity in 2014 was to reduce cash and cash equivalents by $1.4 million.  In 2013, Premier used the $16.5 million of cash from operations and the $17.1 million of additional cash generated from investing activities to satisfy $6.5 million of deposit withdrawals, $14.8 million in decreases in repurchase agreements, pay $2.2 million in principal on other borrowings, pay $3.5 million of common stock dividends, and pay $600,000 of preferred stock dividends.  Also in 2013, Premier received $571,000 from the exercise of employee stock options and retained $6.5 million of net cash generated from all activities.

At December 31, 2015, the parent company had $5.4 million in cash held with its subsidiary banks.  This balance, along with cash dividends expected to be received from its subsidiaries, is sufficient to cover the operating costs of the parent, service its existing debt and pay dividends to common shareholders.  During 2015, the parent company generated $11.9 million of cash from operations and received $222,000 from the exercise of employee stock options.  The proceeds were used to pay $16.3 million in principal payments on long-term borrowings, fund $4.6 million of dividends paid to common shareholders, and make additional fixed asset purchases.  During 2014, the parent company had $4.1 million in cash held with its subsidiary banks.  This balance, along with cash dividends expected to be received from its subsidiaries, is sufficient to cover the operating costs of the parent, service its existing debt and pay dividends to common shareholders.  During 2014, the parent company generated $13.5 million of cash from operations, received $947,000 from the sales of other real estate owned, and received $731,000 from the exercise of employee stock options.  The proceeds were used to pay

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2015

$2.4 million in principal payments on long-term borrowings, fund $553,000 of dividends paid on the Series A Preferred Stock, fund $4.9 million of dividends paid to common shareholders, and make additional fixed asset purchases. Also in 2014, the parent company redeemed the final 12,000 shares of its Series A Preferred Stock at the face value of $1,000 per share.  During 2013, the parent company generated $8.5 million of cash from operations and received $571,000 from the exercise of employee stock options. The proceeds were used to pay $2.2 million in principal payments on long-term borrowings, fund $600,000 of dividends paid on the Series A Preferred Stock, fund $3.5 million of dividends paid to common shareholders, and make additional fixed asset purchases.

Capital Resources

Premier’s consolidated average equity-to-asset ratio decreased to 11.67% during 2015, a decrease from the 12.29% ratio during 2014 and the 13.21% average equity-to-asset ratio in 2013. The ratios for all three years are considered adequate for a bank holding company of Premier’s size and complexity. The decrease in 2015 was the result of an increase in average assets for the year along with a decrease in average equity.  The increase in average assets was largely due to the full year inclusion of assets from the purchase of Gassaway compared to only the nine months in 2014 since the April 4, 2014 acquisition date.  Average equity decreased in 2015 largely due to the full redemption of Premier’s Series A Preferred Stock in 2014 which added approximately $9.4 million of average equity during 2014.  Also reducing average equity during 2015 was the purchase of the common stock Warrant issued to the U.S. Treasury as part of participation in the TARP program.  Premier purchased the Warrant for $5,675,000 on May 6, 2015 which reduced average equity by approximately $3.7 million in 2015.  Partially offsetting these two decreases in average equity was the generation of $7.9 million of retained net income.  The decrease in 2014 was the result of the increase in average assets from the purchase of Gassaway without a corresponding increase in average equity.  The Bank of Gassaway was purchased for $20.3 million in cash and no equity was issued to complete the transaction.  Average equity did increase in 2014, primarily from the generation of $7.7 million of retained net income.  The redemption of the final $12.0 million of Premier’s Series A Preferred Stock occurred in two stages with $7.0 million redeemed on September 26, 2014 and the final $5.0 million redeemed on November 14, 2014.  As a result, the Series A Preferred Stock contributed approximately $9.4 million to average equity in 2014.  The increase in the average equity-to-asset ratio in 2013 was the result of an increase in average equity, primarily from the generation of $9.1 million of retained net income, combined with a decrease in average assets during 2013.  The increase in average common equity exceeded the decrease in average preferred equity resulting from the full year effect from the partial redemption of Premier’s Series A Preferred Stock that occurred during the third quarter of 2012.

The Federal Reserve's risk-based capital guidelines and leverage ratio measure the capital adequacy of banking institutions. The risk-based capital guidelines weight balance sheet assets and off-balance sheet commitments by prescribed factors relative to credit risk, thus eliminating disincentives for holding low risk assets and requiring more capital for holding higher risk assets.  At year-end 2015, Premier’s total regulatory capital to risk adjusted asset ratio was 14.7%, compared to 14.6% at December 31, 2014 and 18.2% at December 31, 2013.  All three of these ratios are well

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2015

above the minimum level of 8.0% prescribed for bank holding companies of Premier’s size.  The total regulatory capital to risk adjusted asset ratio increase slightly in 2015 as a 2.9% increase in total regulatory capital exceeded the 2.0% increase in risk-weighted assets at the end of 2015. The total regulatory capital to risk adjusted asset ratio decreased in 2014 as a result of the reduction in capital from the redemption of the final $12.0 million of Premier’s Series A Preferred Stock and as a result of the additional risk adjusted assets from the purchase of Gassaway.  The 18.2% capital to risk adjusted asset ratio at December 31, 2013 was a considerably strong ratio which afforded Premier the opportunity to not only purchase Gassaway but also redeem the final 12,000 shares of its Series A Preferred Stock before the stated dividend rate increased from 5.00% to 9.00% on November 15, 2014.

The leverage ratio is a measure of total tangible equity to total tangible assets, net of any related deferred taxes as permitted.  Premier’s leverage ratio at December 31, 2015 was 9.4%, compared to 9.1% at December 31, 2014 and 11.0% at December 31, 2013.  All three of these ratios are above the 4.0% to 5.0% ratios recommended by the Federal Reserve.  The leverage ratio increased at December 31, 2015 largely due to a 2.9% increase in total tangible equity versus a 0.2% increase in total tangible assets.  The leverage ratio decreased at December 31, 2014, largely due to the decrease in capital from redemption of the final $12.0 million of Premier’s Series A Preferred Stock, combined with an increase in tangible assets from the purchase of Gassaway.  The leverage ratio increased at December 31, 2013 from December 31, 2012 largely due to a $10.1 million, or 9.2%, increase in qualifying capital for regulatory purposes versus a 0.5% decrease in qualifying average assets.  Similarly, the increase in qualifying capital for regulatory purposes boosted Premier’s capital to risk adjusted asset ratio at December 31, 2013, overcoming a 4.2% increase in Premier’s risk adjusted assets since December 31, 2012. Premier's capital ratios are the direct result of management's desire to maintain a strong capital position. This strong capital position tends to have a dampening effect on the key performance ratio Return on Average Equity (ROE) due to the higher level of capital maintained. Additional information on Premier's capital ratios and the capital ratios of its banks may be found in Note 20 to the consolidated financial statements.

Beginning on January 1, 2015, the standard for minimum regulatory Tier I risk-based capital ratio the Affiliate Banks must maintain in order to be considered well capitalized under the regulatory framework for prompt corrective action increased from 6.00% to 8.00%. As shown in the table in Note 20 to the consolidated financial statements regarding stockholders’ equity, the Tier 1 risk-based capital ratios of the Affiliate Banks at December 31, 2015 exceed the new standard. In fact, the Tier 1 risk-based capital ratios of the Affiliate Banks at December 31, 2014 already exceeded the new standard. Also beginning on January 1, 2015, a new measure of capital adequacy has been added for the Affiliate Banks to be considered well capitalized. The Common Equity Tier 1 Risk-based Capital Ratio, or CET1 Ratio, restricts the capital to be included in the ratio to common shareholders’ equity and requires a minimum ratio of 6.50% of risk-weighted assets for a bank to be considered well capitalized under the regulatory framework for prompt corrective action.  The regulatory Tier 1 capital of both Premier and the Affiliate Banks at December 31, 2015 are 100% common shareholders’ equity and therefore there was no adverse impact from the implementation of the new capital ratio.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2015

Beginning on January 1, 2016 an additional capital conservation buffer will be added to the minimum regulatory capital ratios under the regulatory framework for prompt corrective action.  The capital conservation buffer will be measured as a percentage of risk weighted assets and will be phased-in over a four year period from 2016 thru 2019.  When fully implemented, the capital conservation buffer will be 2.50% of risk weighted assets over and above the regulatory minimum capital ratios for Tier 1 Capital to risk weighted assets, Total Capital to risk weighted assets and Common Equity Tier 1 Capital (CET1) to risk weighted assets.  The consequences of not meeting the capital conservation buffer thresholds include restrictions on the payment of dividends, restrictions on the payment of discretionary bonuses, and restrictions on the repurchasing of common shares by the Company.  As shown in the table in Note 20 to the consolidated financial statements regarding stockholders’ equity, the capital ratios of the Affiliate Banks and the Company already exceed the new minimum capital ratios plus the fully phased-in 2.50% capital buffer requiring a Tier 1 Capital to risk weighted assets ratio of at least 8.50% and a Total Capital to risk weighted assets ratio of at least 10.50%.  At December 31, 2015, the Company and the Affiliate Banks have no sources of Tier 1 Capital other than their common shareholders’ equity, thus their CET1 Capital to risk weighted asset ratio equals their Tier 1 Capital to risk-weighted asset ratio. The Tier 1 Capital to risk-weighted assets has a higher minimum plus capital buffer threshold than the CET1 Capital to risk weighted asset ratio.

Additional information on the capital position of Premier is included in the following table.

SELECTED CAPITAL INFORMATION
(Dollars in thousands)
As of December 31
2015	2014	Change

Stockholders’ Equity	$147,232	$145,782	$1,450
Disallowed amounts of goodwill and other intangibles	(30,218)	(32,202)	1,984
Deferred tax assets from NOL and tax credit carryforwards	(376)	n/	a	(376)
Unrealized (gain) loss on securities available for sale	(321)	(1,495)	1,174
Common Equity Tier 1 capital (and Tier 1 capital)	$116,317	$112,085	$4,232

Tier 2 capital adjustments
Allowable amount of the allowance for loan losses	9,647	10,347
Total capital	$125,964	$122,432

Total risk-weighted assets	$857,033	$840,580

Ratios
CET1 capital to risk-weighted assets	13.57%	13.33%
Tier 1 capital to risk-weighted assets	13.57%	13.33%
Total capital to risk-weighted assets	14.70%	14.57%
Leverage	9.40%	9.09%

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2015

The primary source of funds for dividends paid by Premier is the dividends received from its subsidiary banks. Banking regulations limit the amount of dividends that may be paid without prior approval of the regulatory agencies. Under these regulations, the amount of dividends that may be paid without prior approval in any calendar year is limited to the current year's net profits, as defined, combined with the retained net profits of the preceding two years, subject to regulatory capital requirements and additional restrictions more fully described in Note 20 to the consolidated financial statements. During 2016, the Affiliate Banks could, without prior approval, declare and pay to Premier dividends of approximately $1.1 million plus any 2016 net profits retained through the date of declaration.

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

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2015

INCOME STATEMENT ANALYSIS

 Net Interest Income

Net interest income, the amount by which interest generated from earning assets exceeds the expense associated with funding those assets, is Premier’s most significant component of earnings. Net interest income on a fully tax-equivalent basis was $48.7 million in 2015, virtually unchanged from the $48.7 million earned in 2014, which follows a 10.8% increase in 2014 from 2013.   When net interest income is presented on a fully tax-equivalent basis, interest income from tax-exempt earning assets is increased by the amount equivalent to the federal income taxes which would have been paid if this income were taxable at the statutory federal tax rate of 34% for companies of Premier's size.  Net interest income was virtually unchanged in 2015 compared to 2014 as a combined decrease in interest income on loans and investments was nearly offset by a decrease in interest expense on deposits and borrowings. The increase in net interest income in 2014 is primarily the result of the combined increase in interest income on loans and investments complemented by a decrease in interest expense on deposits and borrowings, driven largely by the purchase of Gassaway on April 4, 2014.  The operations of Gassaway are only included in the financial results of Premier after the acquisition date and therefore led to significant increases in 2014 income statement items when compared to 2013.

As shown in the Rate Volume Analysis table below, in 2015, interest income on loans increased primarily as a result of a higher average volume of loans outstanding in 2015. The increase was substantially offset by a decrease in the average yield earned on loans compared to the yield earned during 2014. The net result was an $185,000, or 0.3%, increase in interest income on loans when compared to 2014. Interest income on investments decreased in 2015, primarily as a result of a decrease in the average volume of investments outstanding. Also contributing to the decrease in interest income earned on investments in 2015 was a decrease in the average yield earned on the portfolio securities in 2015. The combined result was a $521,000 decrease in interest income on investments when compared to 2014. As shown in the table below, interest expense on deposits decreased in total by $256,000, or 6.8%, in 2015, largely due to interest expense savings on certificates of deposit. Interest expense decreased by $84,000 as a result of a lower average volume of certificates of deposit. Interest expense also decreased by another $185,000 due to a lower overall average rate paid on those deposits in 2015. Interest expense on NOW and money market accounts as well as savings accounts increased by $13,000 in total largely due to a higher volume of both NOW and money market deposits as well as savings account deposits. Premier also realized a $4,000 increase in interest expense on its short-term borrowings, largely due to a higher average balance on these borrowings during 2015 with a slightly lower rate paid. Lastly, Premier realized $53,000 of interest expense savings on other borrowed funds, largely due to principal reductions during the year. The combined effect of the decrease in interest income and the decrease in interest expenses was to decrease fully tax-equivalent net interest income by $13,000 in 2015.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2015

Net interest income in 2014 increased as an increase in interest earned on loans more than offset a decrease in interest income on investments and was complemented by interest expense saved on deposits and borrowings. As shown in the Rate Volume Analysis table below, in 2014, interest income on loans increased primarily as a result of a higher average volume of loans outstanding in 2014 resulting largely from the purchase of Gassaway, but also due to internal loan growth as discussed previously. The increase was partially offset by a decrease in the average yield earned on loans compared to the yield earned during 2013. The net result was a $4.8 million increase in interest income on loans when compared to 2013, of which $4.4 million can be attributed to loans acquired from the purchase of Gassaway. Interest income on investments decreased in 2014, primarily as a result of a decrease in the average yield earned on the portfolio of securities in 2014. Also contributing to the decrease in interest income earned on investment in 2014 was a decrease in the average volume of investments outstanding. The purchase of Gassaway added approximately $28.7 million of average investments in 2014. However, the overall average investments outstanding during the year decreased due to regular principal paydowns on mortgage backed securities as well as a limited amount of sales and calls of securities during the year. The combined result was a $506,000 decrease in interest income on investments when compared to 2013. Also, as shown in the table below, interest expense on deposits decreased in total by $350,000 in 2014, largely due to interest expense savings on certificates of deposit. The $350,000 decrease includes $251,000 of additional interest expense on deposits from the purchase of Gassaway. Excluding the interest on the deposits from the purchase of Gassaway, interest expense would have decreased by $601,000, or 14.7%, from 2013. Interest expense increased by $164,000 as a result of a higher average volume of certificates of deposit in 2014 which was largely due to the volume of certificates of deposits from the purchase of Gassaway. However, interest expense decreased by $598,000 due to a lower overall average rate paid on those deposits in 2014. Interest expense on NOW and money market accounts as well as savings accounts increased by $84,000 in total largely due to a higher volume of both NOW and money market deposits as well as savings account deposits. The increase in these average balances was mainly due to the deposits assumed from purchase of Gassaway. Premier also realized $3,000 of interest expense savings on its short-term borrowings, largely due to lower average balance on these borrowings during 2014. Lastly, Premier realized $86,000 of interest expense savings on other borrowed funds, largely due to principal reductions during the year. The combined effect of the increase in interest income and the decrease in interest expenses was to increase fully tax-equivalent net interest income by $4.8 million in 2014.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2015

RATE VOLUME ANALYSIS OF CHANGES IN NET INTEREST INCOME
(Dollars in thousands on a tax equivalent basis)
	2015 vs 2014			2014 vs 2013
	Increase (decrease) due to change in			Increase (decrease) due to change in
	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest income*:
Loans	$2,538	$(2,353)	$185	$6,064	$(1,265)	$4,799
Investment securities	(408)	(113)	(521)	(192)	(314)	(506)
Federal funds sold	3	1	4	2	2	4
Deposits with banks	14	-	14	29	(5)	24
Total interest income	$2,147	$(2,465)	$(318)	$5,903	$(1,582)	$4,321

Interest expense:
Deposits
NOW and money market	$17	$(6)	$11	$50	$(4)	$46
Savings	13	(11)	2	32	6	38
Certificates of deposit	(84)	(185)	(269)	164	(598)	(434)
Short-term borrowings	8	(4)	4	(3)	-	(3)
Other borrowings	(43)	(10)	(53)	(89)	3	(86)
Total interest expense	$(89)	$(216)	$(305)	$154	$(593)	$(439)
Net interest income*	$2,236	$(2,249)	$(13)	$5,749	$(989)	$4,760

(*) Fully taxable equivalent using the rate of 34% Note – Changes to rate/volume are allocated to both rate and volume on a proportional dollar basis

While net interest income dollars decreased only slightly in 2015, Premier’s net interest margin decreased as the yield earned on interest earning assets decreased more than the decrease in the rate paid on interest bearing liabilities.   In 2015, the average yield on Premier’s loan portfolio decreased 28 basis points to 5.46% from the 5.74% earned in 2014.  Likewise, the average yield earned on the investment portfolio in 2015 decreased by 4 basis points to 2.22%.  The net result on all earning assets was to decrease the average yield by 16 basis points to 4.49% in 2015, down from the 4.65% earned in 2014.  Similarly, in 2015 Premier decreased the average rate paid on its deposits by 4 basis points as market deposit rates remained very low throughout the year.  The average rate paid on certificates of deposit decreased the most, at 5 basis points, while the average rate paid on savings accounts and the average rate paid on interest bearing transaction accounts remained relatively the same.  However, as the rates Premier paid on interest bearing NOW and money market as well as savings deposit rates remained consistent during 2015, the rates Premier paid on its short-term borrowings decreased by 3 basis points.  The average rate paid on Premier’s other borrowings decreased by 8 basis points, largely due to refinancing the total borrowings outstanding at the parent company in August 2015, which not only reduced the rate paid on approximately half of the outstanding borrowings, but also converted the floating rate borrowings to a fixed rate for 60 months. The net result on all interest-bearing liabilities was to decrease the average rate paid by 4 basis points to 0.48% in 2015, down from the 0.52% paid in 2014. Due to the 16 basis point decrease in the average yield earned exceeding the 4 basis point decrease in the average rate paid, Premier’s net interest spread decreased by 12 basis points.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2015

Similarly, the net interest margin decreased by 12 basis points to 4.15% in 2015, down from the 4.27% earned in 2014 and the 4.26% earned in 2013.

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

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2015

As shown in the table of Non-interest Income and Expense below, total fees and other income increased by $198,000, or 2.9%, in 2015.  In 2015, service charges on deposit accounts increased by $89,000, or 2.5%, as an increase in service charges on consumer deposit accounts more than offset decreases in service charges on business deposit accounts and lower revenue from consumer and business overdraft charges.  Premier implemented a minor service charge to its basic consumer deposit accounts as it also added additional features to the product.  Management believes the decrease in overdraft revenue is a result of the downturn in the economy which has caused customers to more closely manage their deposit funds in an effort to find ways to save money and thus reduced their number of overdrafts.  Electronic banking income, which consists of debit and credit card transaction fees, ATM fees and internet banking fees, increased $254,000, or 10.4%, in 2015. Premier continues to experience an increase in the number of customers who conduct their banking and purchasing electronically, primarily via the use of debit and ATM cards. Revenue from these activities increased in 2015 due to increases in revenue from debit card transactions and ATM usage fees. Secondary market mortgage income (commissions and fees earned from originating and selling mortgage loans to third parties in the secondary market) decreased by $62,000, or 31.2%, in 2015 compared to 2014.  The secondary market mortgage income in 2015, 2014, and 2013 reflects an industry in extreme change, particularly in the rural markets of Premier. While the federal government, via government sponsored agencies, and other privately owned entities have been buying secondary market mortgages, the significantly increased required documentation from home buyers has complicated the process in comparison to years past.  The perceived difficultly from the home buyer’s perspective has had a negative impact on Premier’s secondary market business.  Other non-interest income decreased by $83,000, or 12.0%, in 2015 compared to 2014.  Decreases in checkbook sales, check cashing fees, and miscellaneous loan fees unrelated to the origination of loans were only partially offset by increases in wire transfer fees, research fees and commission income from the sale of credit life and collateral gap insurance.

In 2014, total fees and other income increased by $582,000, or 9.2%. The increase was mainly due to additional non-interest income from the operations of the five branches acquired in the purchase of Gassaway. In 2014, service charges on deposit accounts increased by $219,000, or 6.5%, due to a $339,000 increase in service charges from the Gassaway branches. This increase more than offset a $120,000, or 3.6%, decrease in service charges at Premier’s other locations, largely due to lower revenue from consumer and business overdraft charges.  Management believes that the downturn in the economy caused customers to more closely manage their deposit funds in an effort to find ways to save money and thus reduced their number of overdrafts.  Electronic banking income, which consists of debit and credit card transaction fees, ATM fees and internet banking fees, increased $419,000, or 20.8%, in 2014, largely due to a $314,000 increase in electronic banking income from the operations of the Gassaway locations. Otherwise electronic banking income increased $105,000, or 5.2%, when compared to 2013. Premier continues to experience an increase in the number of customers who conduct their banking and purchasing electronically, primarily via the use of debit and ATM cards. Revenue from these activities increased in 2014, however an increase in revenue from debit card transactions was partially offset by a decrease in ATM usage fees. Secondary market mortgage income (commissions and fees earned from originating and selling mortgage loans to third parties in

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2015

the secondary market) decreased by $57,000, or 22.3%, in 2014 compared to 2013.  The secondary market mortgage income in 2014 was affected by the market factors discussed above for 2015.  Other non-interest income remained relatively unchanged in 2014, as increases in other non-interest income from the Gassaway operations primarily offset decreases from Premier’s other operations.  Decreases in research fees, letter of credit fees and loan extension and other miscellaneous fees unrelated to the origination of loans earned were substantially offset by increases in wire transfer fees, checkbook sales and safe deposit box income.

In 2014, Premier realized $29,000 in gains on the sales of investment securities compared to $1,413,000 in gains on the sales and calls of investment securities realized in 2013. The modest gains realized in 2014 were largely the result of the sale of securities to provide additional funding in 2014 as part of Premier’s liquidity and interest rate risk management programs. In 2013, Premier realized $1,413,000 in gains on the sales and calls of investment securities. In the fourth quarter of 2013, Premier sold its remaining investment in high-yielding, long-term corporate securities and realized a gain of approximately $1.2 million. These corporate securities had significant negative market value adjustments at the time Premier acquired them via the purchase of Abigail Adams in 2009. Management sold the investments in an effort to maximize the company’s return on the investments as the market value had substantially increased since 2009. Earlier in 2013, Premier realized gains on other corporate investment securities that were called at par. Similar to the securities sold in the fourth quarter, these corporate investment securities also had significant negative market value adjustments at the time Premier acquired them via the purchase of Abigail Adams in 2009. As a result of the fourth quarter 2013 sale, Premier no longer owns any corporate issued investments in its portfolio. Premier did not execute any sales of investment securities in 2015 nor did it realize any gains on the call of investment securities in 2015.

Just as management continues to evaluate areas where non-interest income can be enhanced, it strives to find ways to improve the efficiency of its operations and utilize the economies of scale of the consolidated entity to reduce its operating costs. Sometimes the expenses associated with acquisitions, as well as the inefficiency of the operations of acquired organizations, cloud these goals. Premier’s 2015 net overhead ratio, or non-interest expense less non-interest income excluding securities transactions and other similar non-operating transactions to average earning assets, was 2.45%, up only slightly from the 2.42% realized in 2014 and the 2.41% realized in 2013. The actual dollars of net overhead increased by $1.1 million, or 4.0%, in 2015, largely due to a $2.0 million increases OREO expenses and writedowns and a $338,000 increase in outside data processing costs which were partially offset by a $1.1 million decrease in staff costs.  In 2014, the actual dollars of net overhead increased by $2.7 million, or 11.0%, largely due to the inclusion of the operations of Gassaway.  However, the corresponding 10.5% increase in average earning assets, also largely due to the assets acquired from the purchase of Gassaway, resulted in only a slight increase in the net overhead ratio.  For the year 2015, net overhead was $28.7 million compared to $27.6 million in 2014 and $24.9 million in 2013.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2015

The following table is a summary of non-interest income and expense for each of the years in the three-year period ending December 31, 2015.

NON-INTEREST INCOME AND EXPENSE
(Dollars in thousands)
				Increase (Decrease) Over Prior Year
				2015		2014
	2015	2014	2013	Amount	Percent	Amount	Percent
Non-interest income:
Service charges on deposit accounts	$3,665	$3,576	$3,357	$89	2.49	$219	6.52
Electronic banking income	2,691	2,437	2,018	254	10.42	419	20.76
Secondary market mortgage income	137	199	256	(62)	(31.16)	(57)	(22.27)
Other	606	689	688	(83)	(12.05)	1	0.15
Total fees and other income	$7,099	$6,901	$6,319	198	2.87	582	9.21
Investment securities gains	0	29	1,413	(29)		(1,384)
Total non-interest income	$7,099	$6,930	$7,732	$169	2.44	$(802)	(10.37)

Non-interest expense:
Salaries and wages	$13,605	$13,762	$12,212	$(157)	(1.14)	$1,550	12.69
Employee benefits	3,344	4,309	2,834	(965)	(22.39)	1,475	52.05
Total staff costs	16,949	18,071	15,046	(1,122)	(6.21)	3,025	20.11
Occupancy and equipment	5,201	5,013	4,338	188	3.75	675	15.56
Outside data processing	4,395	4,057	3,372	338	8.33	685	20.31
Professional fees	664	762	900	(98)	(12.86)	(138)	(15.33)
Taxes, other than payroll, property and income	591	573	686	18	3.14	(113)	(16.47)
Amortization of intangibles	853	818	600	35	4.28	218	36.33
OREO gains, losses and expenses, net	2,109	158	1,853	1,951	1234.81	(1,695)	(91.47)
Loan collection expenses	403	312	413	91	29.17	(101)	(24.46)
FDIC insurance	866	928	835	(62)	(6.68)	93	11.14
Other expenses	3,773	3,798	3,126	(25)	(0.66)	672	21.50
Total non-interest expenses	$35,804	$34,490	$31,169	$1,314	3.81	$3,321	10.65

Total non-interest expense in 2015 increased by $1,314,000, or 3.8%, from 2014 largely due to increased OREO expenses, outside data processing, and occupancy and equipment costs.  The increase in these non-interest expenses were partially offset by reductions in staff costs, professional fees, and FDIC expense.  In 2014, non-interest expense increased by $3,321,000, or 10.7%, from 2013 largely due to increased staff and benefit costs, occupancy and equipment costs, outside data processing, FDIC expense, and the amortization of intangible assets.  The increase in these non-interest expenses were partially offset by reductions in professional fees, taxes not on income, loan collection expenses, and OREO expenses.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2015

Staff costs decreased by $1,122,000, or 6.2%, in 2015 versus 2014 mainly due a decrease in employee benefit costs as well as a reduction in total salary and wages. Employee benefit costs decreased by $965,000, or 22.4%, in 2015 as a decrease in medical insurance benefit costs and employer payroll taxes were partially offset by an increase in retirement benefit costs. While management has taken steps to help reduce its medical insurance benefit costs, medical insurance benefit costs could continue to increase until the national medical insurance industry stabilizes after the implementation of new government regulations. In 2014, staff costs increased by $3,025,000, or 20.1%, mainly due to the inclusion of the employees from Gassaway, an increase in employee benefit costs and normal salary and wage increases.  Employee benefit costs increased by $1,475,000, or 52.1%, in 2014 as an increase in medical insurance benefit costs were partially offset by lower employer payroll taxes and retirement benefit costs.

Occupancy and equipment expenses in total increased by $188,000, or 3.8%, in 2015 compared to 2014. Facility costs were $149,000 higher in 2015, largely due to the increase in the number of branches as a result of the purchase of Gassaway and opening de novo branches in northern Kentucky, an increase in real estate taxes and an increase in building repair costs, partially offset by lower building rent expense due to the relocation of branches in the DC Metro area. Equipment expense increased by $39,000 in 2015 compared to 2014, largely due to higher equipment depreciation expense, information technology depreciation expense, and equipment maintenance costs partially offset by lower information technology maintenance costs. In 2014, occupancy and equipment expenses in total increased by $675,000, or 15.6%. Facility costs were $230,000 higher, largely due to the increase in the number of branches as a result of the purchase of Gassaway, partially offset by lower building rent expense due to the relocation of branches in the DC Metro area and lower real estate tax expense.  Equipment expense increased by $445,000 in 2014 compared to 2013, largely due to higher equipment depreciation expense, information technology depreciation expense, and equipment and information technology maintenance partially resulting from the operations of Gassaway.

Outside data processing expense increased $338,000, or 8.3%, in 2015 versus 2014, largely due to increased costs related to electronic banking products such as internet banking, mobile banking and ATM processing expense as well as increases in data line charges. In 2014, outside data processing expense increased $685,000, or 20.3%, largely due to increased costs related to the operations of Gassaway plus additional cost related to new product offerings such as mobile banking.

Professional fees decreased by $98,000, or 12.9%, in 2015 versus 2014, as higher legal fees in 2015 related to the acquisition of First National Bankshares Corporation were partially offset by lower audit related costs and a decrease in fees from consultant services. In 2014, professional fees decreased by $138,000, or 15.3% largely due to higher legal fees in 2013 related to lawsuits that were settled in 2013, a decrease in audit and accounting fees and a decrease in fees from consultant services.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2015

Taxes not on income increased by $18,000, or 3.1%, in 2015 versus 2014, largely due to higher municipal based taxes. In 2014, taxes not on income decreased by $113,000, or 16.5%, largely due to lower state based franchise taxes, including the continued phase-out of West Virginia’s equity based franchise tax, partially offset by higher municipal taxes resulting from the Gassaway branches.

Amortization of intangibles increased by $35,000, or 4.3%, in 2015 versus 2014. The increase in 2015 is a result of a full year amortization of the core deposit intangible recorded as part of purchase of Gassaway compared to only nine months of amortization in 2014. In 2014, amortization of intangibles increased by $218,000, or 36.3%. The increase in 2014 is a result of the amortization of the core deposit intangible recorded as part of purchase of Gassaway.

OREO gains, losses and expenses resulted in net expenses of $2,109,000 in 2015 versus $158,000 of net expenses in 2014, a $1,951,000 increase in non-interest expense.  OREO expense represents the costs to operate, maintain and liquidate Other Real Estate acquired through foreclosure in satisfaction of unpaid loans. In 2015, Premier realized $44,000 of gains on the sale of OREO compared to $1,302,000 of gains on the sale of OREO in 2014, an increase of $1,258,000 in net OREO expenses. In addition, write downs on OREO properties to estimated realizable values increased by $472,000 in 2015 and net expenses to maintain the OREO properties increased by $221,000 in 2015. In 2014, OREO gains, losses and expenses resulted in net expenses of $158,000 versus $1,853,000 of net expenses in 2013, a $1,695,000, or 91.5% decrease in non-interest expense. In 2014, Premier realized $1,302,000 of gains on the sale of OREO, an increase of $1,236,000 from the $66,000 of gains realized in 2013. Partially offsetting the gains realized in 2014, however, were $588,000 of write downs on OREO properties to estimated realizable values and $876,000 of net expenses to maintain those properties. These values compare to $782,000 of write downs on OREO properties and $1,137,000 of net expenses to maintain those properties in 2013 which resulted in a total of $455,000 of expense savings in 2014.

Loan collection expenses increased by $91,000, or 29.2%, in 2015 versus 2014, and decreased by $101,000, or 24.5%, in 2014 versus 2013.  Loan collection expenses include attorney fees and other costs associated directly to the collection of a loan, foreclosure on collateral, the immediate liquidation or auction of such collateral and other expenditures directly related to the collection of a loan.

FDIC insurance expense decreased by $62,000, or 6.7%, in 2015 versus 2014. The decrease in FDIC insurance expense is largely due to a decrease in the FDIC assessment rate compared to the assessed rates in 2014. In 2014, FDIC insurance expense increased by $93,000, or 11.1%. The increase in FDIC insurance expense is largely due to an increase in the FDIC assessment base as a result of the purchase of Gassaway.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2015

Other expenses totaled $3,773,000 in 2015, a $25,000, or 0.7%, decrease from the $3,798,000 of other non-interest expenses recorded in 2014. The slight decrease in other expenses is largely the result of lower administrative expenses such as blanket bond and errors and omissions insurance, correspondent bank charges, postage & freight, losses & shortages, employee training costs, and advertising expenses. Increases in other expenses in 2015 include higher loan operation expenses, state banking assessments, contributions and donations, travel costs and shareholder relations expenditures. In 2014, other expenses totaled $3,798,000, a $672,000, or 21.5%, increase from the $3,126,000 of other non-interest expenses recorded in 2013. The increase in other expenses is largely the result of the inclusion of the operations of Gassaway in 2014. Increases in other expenses in 2014 include higher advertising, both direct and indirect, postage and freight, stationary and supplies, losses and shortages, education and training, travel expenses, and correspondent bank charges. The increase in expenditures on these items was partially offset by decreases in subsidiary director fees and expenses associated with shareholder relations.

An analysis of the allowance for loan losses and related provision for loan losses is included in the Loan Portfolio section of the Balance Sheet Analysis of this report

Applicable Income Taxes

Premier recognized $6.9 million of income tax expense in 2015. This amount compares to $7.2 million of income tax expense in 2014 and $7.4 million of income tax expense recorded in 2013. Premier’s effective tax rate was 35.7% in 2015, up from the 35.3% reported in 2014 but down from the 35.9% reported in 2013. All three years consistently reflect similar levels of tax exempt interest income partially offset by non-deductible expenses, as well as similar levels of state income tax expense.  In 2015, Premier’s effective tax rate increased slightly due to an increase in non-deductible expenses.  In 2014, Premier’s effective tax rate decreased slightly from 2013 largely due to a slight decrease in earnings performance, higher realization of deferred tax benefits and higher level of tax exempt investment income which reduced the marginal federal income tax rate and amount of state based income taxes.  All three years are impacted by a partial phase-in of the 35% maximum federal corporate income tax rate, up from the basic 34% federal corporate income tax rate.  Additional information regarding income taxes is contained in Note 12 to the consolidated financial statements.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2015

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

SUMMARY RESULTS OF OPERATIONS
FOURTH QUARTER 2015

Net income available to common shareholders for the three months ended December 31, 2015 totaled $2,852,000, a $314,000, or 10.0% decrease from the $3,166,000 of net income available to common shareholders reported for the fourth quarter of 2014. On a per diluted share basis, Premier’s net income available to common shareholders for the fourth quarter of 2015 was 35 cents per share compared to 37 cents per share for the same quarter last year. The decrease in net income and earnings per share in 2015 was primarily the result of a decrease in interest income on loans and an increase in net overhead costs which were only partially offset by lower interest expense and a lower provision for loan losses as more fully described below.

Net interest income totaled $11,710,000 for the fourth quarter of 2015, a decrease of $595,000, or 4.8%, from the net interest income earned in the same quarter of 2014, as a $729,000, or 5.4%, decrease in interest income was only partially offset by a $134,000, or 12.4%, decrease in interest expense.  Total interest income earned in the fourth quarter of 2015 decreased when compared to the fourth quarter of 2014, largely due to a $671,000, or 5.6%, decrease in interest income on loans and an $82,000, or 6.1%, decrease in interest income on investments.  Total interest expense in the fourth quarter of 2015 decreased when compared to the fourth quarter of 2014, largely due to a $117,000, or 12.5%, decrease in interest expense on deposits and a $17,000, or 12.4%, decrease in interest expense on other borrowings.  During the quarter ending December 31, 2015, Premier recorded $94,000 of provision for loan losses expense compared to $387,000 of provision for loan losses during the same quarter of 2014.  The higher provision expense in the fourth quarter of 2014 was largely to provide for an increase in credit risk as a result of internal loan growth, as loans outstanding had increased by approximately $25.3 million, or 3.0% since September 30, 2014.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2015

Non-interest income totaled $1,830,000 in the fourth quarter of 2015, a decrease of $77,000, or 4.0%, from the $1,907,000 of non-interest income reported for the fourth quarter of 2014. The increases in non-interest income include a $35,000, or 5.5%, increase in electronic banking income and a $12,000, or 6.7%, increase in other non-interest income. These increases were more than offset by an $89,000, or 8.8%, decrease in service charges on deposit accounts and a $35,000, or 47.3%, decrease in secondary market mortgage income. Not included in non-interest income, but improving net income in the fourth quarter of 2014, Premier realized a $1,000 gain on the sale of investment securities during the fourth quarter of 2014. There were no sales of securities in the fourth quarter of 2015.

Non-interest expense totaled $8,997,000 in the fourth quarter of 2015, a $78,000, or 0.9%, increase over the $8,919,000 reported for the fourth quarter of 2014.  Increases in non-interest expenses include a $656,000, increase in OREO expenses, a $40,000, or 3.7%, increase in data processing costs, a $46,000, or 38.0%, increase in professional fees and a $49,000, or 74.2%, increase in taxes not on income.  These expense increases were only partially offset by a $830,000, or 17.2% decrease in salary and benefit costs, a $16,000, or 7.1%, decrease in the amortization of intangible assets, and a $7,000, or 3.2%, decrease in FDIC insurance expense.  The increase in OREO expenses in 2015 is largely due to the higher expenses related to maintain the OREO properties, higher writedowns of the carrying value to updated realizable values, and lower gains on the sale of OREO when compared to the fourth quarter of 2014.  The decrease in salary and benefit costs in 2015 is largely due to lower total wages and medical insurance benefits costs partially offset by higher retirement benefit costs when compared to the fourth quarter of 2014.

Additional quarterly financial data is provided in Note 22 to the consolidated financial statements.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2015

ADOPTION OF NEW ACCOUNTING STANDARDS

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
FORM 10-K
December 31, 2015

Item 8. Financial Statements and Supplementary Data

The Company's Financial Statements and related Independent Auditors' Report are presented in the following pages. The financial statements filed in this Item 8 are as follows:

Report of Independent Registered Public Accounting Firm

Financial Statements:
Consolidated Balance Sheets - December 31, 2015 and 2014
Consolidated Statements of Income - Years Ended December 31, 2015, 2014, and 2013
Consolidated Statements of Comprehensive Income - Years Ended December 31, 2015, 2014, and 2013
Consolidated Statements of Changes in Stockholders' Equity – Years ended
December 31, 2015, 2014 and 2013
Consolidated Statements of Cash Flows - Years ended December 31, 2015, 2014, and 2013
Notes to Consolidated Financial Statements

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2015

MANAGEMENTS REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

A.	Management’s Report on Internal Control Over Financial Reporting

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the 2013 Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, we believe that, as of December 31, 2015, the Company’s internal control over financial reporting is effective based on those criteria.

        The Company’s independent registered public accounting firm, Crowe Horwath LLP, has audited the consolidated financial statements included in this Annual Report on Form 10-K and has issued an attestation report on the Company’s internal control over financial reporting.  Their report is included on pages 97 and 98 of this report.

/s/ Robert W. Walker	/s/ Brien M. Chase
Robert W. Walker, President and	Brien M. Chase, Senior Vice President
Chief Executive Officer	and Chief Financial Officer

Date: March 15, 2016	Date: March 15, 2016

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2015

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

PREMIER FINANCIAL BANCORP, INC.

CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014, and 2013

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Premier Financial Bancorp, Inc.
Huntington, West Virginia

We have audited the accompanying consolidated balance sheets of Premier Financial Bancorp, Inc.  as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2015. We also have audited the Company's internal control over financial reporting as of December 31, 2015, based on the criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Premier Financial Bancorp, Inc.  as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Premier Financial Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Crowe Horwath LLP

Louisville, Kentucky
March 15, 2016

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2015 and 2014
(Dollars in Thousands, Except Share Data)

	2015	2014
ASSETS
Cash and due from banks	$33,888	$35,147
Interest bearing bank balances	32,816	35,251
Federal funds sold	5,835	4,986
Cash and cash equivalents	72,539	75,384
Securities available for sale	255,466	229,750
Loans held for sale	-	226
Loans	849,746	879,711
Allowance for loan losses	(9,647)	(10,347)
Net loans	840,099	869,364
Federal Home Loan Bank stock, at cost	3,072	2,996
Premises and equipment, net	19,841	21,384
Other real estate owned	13,040	12,208
Interest receivable	3,162	3,219
Goodwill	33,796	33,796
Other intangible assets	2,180	3,033
Deferred taxes	346	363
Other assets	1,152	1,101
Total assets	$1,244,693	$1,252,824

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Non-interest bearing	$271,194	$252,828
Time deposits, $250,000 and over	64,062	66,216
Other interest bearing	724,940	756,199
Total deposits	1,060,196	1,075,243
Securities sold under agreements to repurchase	21,694	15,580
Other borrowed funds	11,292	11,722
Interest payable	321	434
Other liabilities	3,958	4,063
Total liabilities	1,097,461	1,107,042

Stockholders' equity
Common stock, no par value; 20,000,000 shares authorized; 8,179,731 shares issued and outstanding in 2015, and 8,142,056 shares issued and outstanding in 2014	69,319	74,568
Retained earnings	77,592	69,719
Accumulated other comprehensive income	321	1,495
Total stockholders' equity	147,232	145,782
Total liabilities and stockholders' equity	$1,244,693	$1,252,824

See accompanying notes.

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31
(In Thousands, Except Per Share Data)

	2015	2014	2013
Interest income
Loans, including fees	$47,134	$46,974	$42,186
Securities available for sale
Taxable	4,866	5,377	5,972
Tax-exempt	207	214	155
Federal funds sold and other	204	185	157
Total interest income	52,411	52,750	48,470

Interest expense
Deposits	3,482	3,738	4,088
Repurchase agreements and other	38	34	37
FHLB advances and other borrowings	511	564	650
Total interest expense	4,031	4,336	4,775

Net interest income	48,380	48,414	43,695
Provision (credit) for loan losses	326	534	(375)
Net interest income after provision for loan losses	48,054	47,880	44,070

Non-interest income
Service charges on deposit accounts	3,665	3,576	3,357
Electronic banking income	2,691	2,437	2,018
Secondary market mortgage income	137	199	256
Gain on disposition of securities	-	29	1,413
Other	606	689	688
	7,099	6,930	7,732
Non-interest expenses
Salaries and employee benefits	16,949	18,071	15,046
Occupancy and equipment expenses	5,201	5,013	4,338
Outside data processing	4,395	4,057	3,372
Professional fees	664	762	900
Taxes, other than payroll, property and income	591	573	686
Write-downs, expenses, sales of other real estate owned, net	2,109	158	1,853
Loan collection expenses	403	312	413
FDIC insurance	866	928	835
Amortization of intangibles	853	818	600
Other expenses	3,773	3,798	3,126
	35,804	34,490	31,169
Income before income taxes	19,349	20,320	20,633
Provision for income taxes	6,903	7,170	7,404

Net income	$12,446	$13,150	$13,229
Preferred stock dividends and accretion	-	(598)	(659)
Net income available to common stockholders	$12,446	$12,552	$12,570
Earnings per share:
Basic	$1.52	$1.55	$1.57
Diluted	1.49	1.46	1.49
Dividends per share	0.56	0.60	0.44

See accompanying notes.

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31
(In Thousands, Except Per Share Data)

	2015	2014	2013

Net income	$12,446	$13,150	$13,229

Other comprehensive income (loss):
Unrealized gains (losses) arising during the period	(1,779)	3,241	(9,497)
Reclassification of realized amount	-	(29)	(1,413)
Net change in unrealized gain on securities	(1,779)	3,212	(10,910)
Less tax impact	(605)	1,092	(3,709)
Other comprehensive income (loss):	(1,174)	2,120	(7,201)

Comprehensive income	$11,272	$15,270	$6,028

See accompanying notes.

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31
(In Thousands, Except Per Share Data)

	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, January 1, 2013	$11,896	$72,849	$52,975	$6,576	$144,296
Net income	-	-	13,229	-	13,229
Other comprehensive income	-	-	-	(7,201)	(7,201)
Cash dividends paid ($0.44 per share)	-	-	(3,524)	-	(3,524)
Dividends declared on preferred stock	-	-	(600)	-	(600)
Preferred stock accretion	59	-	(59)	-	-
Stock options exercised	-	571	-	-	571
Stock based compensation expense	-	169	-	-	169
Balances, December 31, 2013	11,955	73,589	62,021	(625)	146,940
Net income	-	-	13,150	-	13,150
Other comprehensive income (loss)	-	-	-	2,120	2,120
Cash dividends paid ($0.60 per share)	-	-	(4,854)	-	(4,854)
Redemption of preferred stock	(12,000)	-	-	-	(12,000)
Dividends declared on preferred stock	-	-	(553)	-	(553)
Preferred stock accretion	45	-	(45)	-	-
Stock options exercised	-	731	-	-	731
Stock based compensation expense	-	248	-	-	248
Balances, December 31, 2014	-	74,568	69,719	1,495	145,782
Net income	-	-	12,446	-	12,446
Other comprehensive income (loss)	-	-	-	(1,174)	(1,174)
Cash dividends paid ($0.56 per share)	-	-	(4,573)	-	4,573)
Purchase of warrant	-	(5,675)	-	-	(5,675)
Stock options exercised	-	222	-	-	222
Stock based compensation expense	-	204	-	-	204
Balances, December 31, 2015	$-	$69,319	$77,592	$321	$147,232

See accompanying notes.

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31
(In Thousands, Except Per Share Data)

	2015	2014	2013
Cash flows from operating activities
Net income	$12,446	$13,150	$13,229
Adjustments to reconcile net income to net cash from operating activities
Depreciation	1,695	1,575	1,342
Provision (credit) for loan losses	326	534	(375)
Amortization (accretion), net	462	701	(463)
Writedowns (gains) on other real estate owned, net	1,063	(714)	716
Stock compensation expense	204	248	169
Loans originated for sale	(1,679)	(6,679)	(11,053)
Secondary market loans sold	1,941	6,729	11,432
Secondary market mortgage income	(38)	(199)	(256)
Gain on the disposition of securities available for sale	-	(29)	(1,413)
Changes in :
Interest receivable	57	584	271
Deferred income taxes	621	3,356	1,895
Other assets	(48)	(484)	649
Interest payable	(113)	(83)	(106)
Other liabilities	(105)	(166)	446
Net cash from operating activities	16,832	18,523	16,483

Cash flows from investing activities
Purchases of securities available for sale	(95,606)	(36,435)	(27,230)
Proceeds from maturities and calls of securities available for sale	66,927	52,043	73,801
Proceeds from the sale of securities available for sale	-	13,319	8,650
Purchase of FHLB stock	(76)	-	(2)
Redemption of FHLB stock	-	1,307	-
Acquisition of subsidiary, net of cash received	-	40,973	-
Net change in loans	24,552	(45,545)	(35,838)
Purchases of premises and equipment, net	(912)	(1,391)	(3,188)
Improvements to OREO property	(29)	(194)	(2,897)
Proceeds from sales of other real estate owned	4,672	3,901	3,846
Net cash from investing activities	(472)	27,978	17,142

(continued)

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years Ended December 31
(In Thousands, Except Per Share Data)

	2015	2014	2013
Cash flows from financing activities
Net change in deposits	(14,863)	(33,041)	(6,524)
Net change in agreements to repurchase securities	6,114	4,261	(14,783)
Repayment of other borrowed funds	(16,376)	(2,422)	(2,249)
Redemption of preferred stock	-	(12,000)	-
Proceeds from other borrowings	15,946	-	-
Proceeds from stock option exercises	222	731	571
Purchase of warrant	(5,675)	-	-
Preferred stock dividends paid	-	(553)	(600)
Common stock dividends paid	(4,573)	(4,854)	(3,524)
Net cash from financing activities	(19,205)	(47,878)	(27,109)

Net change in cash and cash equivalents	(2,845)	(1,377)	6,516

Cash and cash equivalents at beginning of year	75,384	76,761	70,245

Cash and cash equivalents at end of year	$72,539	$75,384	$76,761

Supplemental disclosures of cash flow information:
Cash paid during year for -
Interest	$4,144	$4,419	$4,881
Income taxes paid, net	5,946	4,302	5,410

Non-cash transactions
Loans transferred to real estate acquired through foreclosure	$5,778	$1,677	$1,823

See accompanying notes

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014, and 2013
(Dollars in Thousands, Except Per Share Data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of Premier Financial Bancorp, Inc. (the Company) and its wholly-owned subsidiaries:

			Unaudited
			December 31, 2015
Subsidiary	Location	Year Acquired	Total Assets	Net Income
Citizens Deposit Bank & Trust	Vanceburg, Kentucky	1991	$389,612	$3,883
Premier Bank, Inc.	Huntington, West Virginia	1998	848,823	10,374
Parent and Intercompany Eliminations			6,258	(1,811)
Consolidated total			$1,244,693	$12,446

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

Estimates in the Financial Statements:  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions based on available information.  These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided.  Actual results could differ from those estimates.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014, and 2013
(Dollars in Thousands, Except Per Share Data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Securities: The Company classifies its securities portfolio as either securities available for sale or securities held to maturity. Securities held to maturity are carried at amortized cost.  The Company had no securities classified as held to maturity at December 31, 2015 or 2014.

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

Loans Held for Sale: Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings. Loans are generally sold with servicing released.  Beginning in April 2015, as a cost saving measure, management exited the underwriting process but still facilitates fixed rate mortgages sold in the secondary market via third party vendors whereby Premier receives a portion of the commission.
(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014, and 2013
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

All interest accrued but not received for loans placed on non-accrual is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or costrecovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

The Company’s success and recent growth in lending in the central West Virginia market area depend primarily on the local general economy which has been driven in the past by Federal Government programs to develop technology infrastructure and more recently by the drilling for natural gas in the newly discovered Marcellus and Utica shale formations.  Furthermore, Premier’s success in the southern West Virginia market depends, in large part, on the local general economy which has been driven by significant employment by coal and other natural resource based businesses. While Premier’s direct credit risk exposure to such industries is minimal, the success or failure of these industries may have an indirect effect on the local economic conditions in the central and southern West Virginia market areas, either individually or collectively, thus having a significant impact on the credit risk of loans in this market area.
(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014, and 2013
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

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable incurred credit losses increased by a provision for loan losses charged to expense. The allowance is an amount that management believes will be adequate to absorb probable incurred losses on existing loans based on evaluations of the collectability of the loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrowers’ ability to pay.  Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be chargedoff.  Loans are charged against the allowance for loan losses when management believes that the collection of principal is unlikely. Subsequent recoveries, if any, are credited to the allowance.

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
December 31, 2015, 2014, and 2013
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
December 31, 2015, 2014, and 2013
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
December 31, 2015, 2014, and 2013
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

Goodwill and Other Intangible Assets:  Goodwill resulting from business combinations prior to January 1, 2009 represents the excess of the purchase price over the fair value of the net assets of businesses acquired.  Goodwill resulting from business combinations after January 1, 2009, is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any non-controlling interests in the acquired company, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date.  Goodwill is not amortized but is assessed at least annually for impairment and any such impairment will be recognized in the period identified.  Impairment is evaluated using the aggregate of all banking operations.  Based upon the most recently completed goodwill impairment test, management concluded the recorded value of goodwill was not impaired as of October 31, 2015 based upon the estimated fair value of the Company’s single reporting unit.

Other intangible assets consist of core deposit intangible assets arising from whole bank and branch acquisitions. They are initially measured at fair value and then are amortized on an accelerated method over their estimated useful lives of approximately 8 years.
(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014, and 2013
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

Off Balance Sheet Financial Instruments: Financial instruments include offbalance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

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
December 31, 2015, 2014, and 2013
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

Reclassifications: Some items in the prior year financial statements were reclassified to conform to the current presentation.  Reclassifications have no effect on prior years’ net income or stockholders’ equity.

Adoption of New Accounting Standards:
In January 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2014-04, Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force). The ASU clarifies when an insubstance repossession or foreclosure occurs and a creditor is considered to have received physical possession of real estate property collateralizing a consumer mortgage loan. Specifically, the new ASU requires a creditor to reclassify a collateralized consumer mortgage loan to real estate property upon obtaining legal title to the real estate collateral, or the borrower voluntarily conveying all interest in the real estate property to the lender to satisfy the loan through a deed in lieu of foreclosure or similar legal agreement. Additional disclosures are required detailing the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgages collateralized by real estate property that are in the process of foreclosure. The new guidance was effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2014. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013
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
December 31, 2015, 2014 and 2013
(Dollars in Thousands, Except Per Share Data)

NOTE 2 – ACQUISITION OF BANK OF GASSAWAY

Effective at the close of business on April 4, 2014, Premier completed its purchase of the Bank of Gassaway (“Gassaway”), a $201.52 million bank headquartered in Gassaway, West Virginia.  Under terms of an amended and restated agreement of merger dated January 3, 2014, Premier Bank, Inc., a wholly owned subsidiary of Premier, paid $20.25 million in cash for the Bank of Gassaway and merged Gassaway’s five branch locations into its operating systems.  The purchase price resulted in approximately $3.92 million in goodwill and $1.73 million in core deposit intangible, none of which is deductible for tax purposes.  The core deposit intangible will be amortized using an accelerated method.
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
December 31, 2015, 2014 and 2013
(Dollars in Thousands, Except Per Share Data)

NOTE 2 – ACQUISITION OF BANK OF GASSAWAY - continued

The fair value of net assets acquired includes fair value adjustments to certain receivables that were not considered impaired as of the acquisition date. The fair value adjustments were determined using discounted contractual cash flows. Non-impaired loans with a fair value of $95,094 had gross contractual amounts receivable of $97,588 on the date of acquisition.

NOTE 3 - RESTRICTIONS ON CASH AND DUE FROM BANKS

Included in cash and due from banks are certain interest bearing and non-interest bearing deposits that are held at the Federal Reserve or maintained in vault cash in accordance with average balance requirements specified by the Federal Reserve Board of Governors. The balance requirement at December 31, 2015 and 2014 was approximately $18,615 and $17,452.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013
(Dollars in Thousands, Except Per Share Data)

NOTE 4 –SECURITIES

Amortized cost and fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

2015	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
Mortgage-backed securities
U. S. sponsored agency MBS - residential	$132,661	$540	$(854)	$132,347
U. S. sponsored agency CMO’s - residential	104,530	1,330	(738)	105,122
Total mortgage-backed securities of government sponsored agencies	237,191	1,870	(1,592)	237,469
U. S. government sponsored agency securities	10,401	29	(1)	10,429
Obligations of states and political subdivisions	7,387	184	(3)	7,568
Total available for sale	$254,979	$2,083	$(1,596)	$255,466

2014	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
Mortgage-backed securities
U. S. sponsored agency MBS - residential	$52,006	$774	$-	$52,780
U. S. sponsored agency CMO’s - residential	142,932	2,167	(911)	144,188
Total mortgage-backed securities of government sponsored agencies	194,938	2,941	(911)	196,968
U. S. government sponsored agency securities	22,533	30	(57)	22,506
Obligations of states and political subdivisions	10,015	261	-	10,276
Total available for sale	$227,486	$3,232	$(968)	$229,750

There were no sales of securities during 2015.  In 2014, a gain of $29 was recognized upon the sale (including calls) of securities while in 2013, a gain of $1,413 was recognized upon the sale (including calls) of securities.  The tax expense related to the gains in 2014 and 2013 was $10 and $481, respectively.

The realized gains, net of tax, were reclassified out of accumulated other comprehensive income (loss) on the statement of comprehensive income. The realized gains are reported on the income statement under the caption “Gain on disposition of securities” and the reclassified provision for income taxes is reported on the income statement under the caption “Provision for income taxes”.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013
(Dollars in Thousands, Except Per Share Data)

NOTE 4 –SECURITIES (Continued)

Securities with an approximate carrying value of $179,626 and $166,624 at December 31, 2015 and 2014 were pledged to secure public deposits, trust funds, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

The amortized cost and fair value of securities at December 31, 2015 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date, such as mortgage-backed securities, are shown separately.

	Amortized Cost	Fair Value
Available for sale
Due in one year or less	$4,864	$4,865
Due after one year through five years	10,431	10,562
Due after five years through ten years	2,247	2,322
Due after ten years	246	248
Mortgage-backed securities of government sponsored agencies	237,191	237,469
Total available for sale	$254,979	$255,466

Securities with unrealized losses at year-end 2015 aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S government sponsored agency securities	$2,016	$(1)	$-	$-	$2,016	$(1)
U.S government sponsored agency MBS – residential	94,311	(854)	-	-	94,311	(854)
U.S government sponsored agency CMO’s – residential	11,604	(161)	19,755	(577)	31,359	(738)
Obligations of states and political subdivisions	571	(3)	-	-	571	(3)

Total temporarily impaired	$108,502	$(1,019)	$19,755	$(577)	$128,257	$(1,596)
(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013
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

The investment portfolio is predominately high credit quality interest-bearing bonds with defined maturity dates backed by the U.S. Government or Government sponsored entities.  The unrealized losses at December 31, 2015 and December 31, 2014 are price changes resulting from changes in the interest rate environment and are considered to be temporary declines in the value of the securities.  Management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery.  Their fair value is expected to recover as the bonds approach their maturity date and/or market conditions improve.

NOTE 5 - LOANS

Major classifications of loans at year-end are summarized as follows:

	2015	2014
Residential real estate	$285,826	$278,212
Multifamily real estate	50,452	30,310
Commercial real estate:
Owner occupied	119,265	120,861
Non owner occupied	188,918	230,750
Commercial and industrial	68,339	85,943
Consumer	31,445	32,745
All other	105,501	100,890
	$849,746	$879,711

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013
(Dollars in Thousands, Except Per Share Data)

NOTE 5 – LOANS (Continued)

Certain directors and executive officers of the Banks and companies in which they have beneficial ownership, were loan customers of the Banks during 2015 and 2014.

An analysis of the 2015 activity with respect to all director and executive officer loans is as follows:

Balance, December 31, 2014	$8,956
Additions, including loans now meeting disclosure requirements	677
Amounts collected and loans no longer meeting disclosure requirements	(1,906)
Balance, December 31, 2015	$7,727

Activity in the Allowance for Loan Losses

Activity in the allowance for loan losses by portfolio segment for the year ending December 31, 2015 was as follows:

Loan Class	Balance Dec 31, 2014	Provision for loan losses	Loans charged-off	Recoveries	Balance Dec 31, 2015

Residential real estate	$2,093	$675	$(359)	$92	$2,501
Multifamily real estate	304	517	-	-	821
Commercial real estate:
Owner occupied	1,501	23	(17)	2	1,509
Non owner occupied	2,316	(905)	-	659	2,070
Commercial and industrial	1,444	(17)	(403)	9	1,033
Consumer	243	176	(209)	97	307
All other	2,446	(143)	(1,108)	211	1,406
Total	$10,347	$326	$(2,096)	$1,070	$9,647

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013
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
December 31, 2015, 2014 and 2013
(Dollars in Thousands, Except Per Share Data)

NOTE 5 – LOANS (Continued)

Purchased Loans

The Company holds purchased loans for which there was, at their acquisition date, evidence of deterioration of credit quality since their origination and it was probable, at acquisition, that all contractually required payments would not be collected.  The carrying amount of those loans is as follows at December 31, 2015 and December 31, 2014.

	2015	2014
Multifamily Real Estate	$-	$497
Commercial Real Estate
Owner Occupied	131	131
Non owner Occupied	5,549	5,695
Commercial and industrial	80	136
All other	-	5,128
Total carrying amount	$5,760	$11,587
Contractual principle balance	$7,251	$21,250

Carrying amount, net of allowance	$5,680	$10,639

For those purchased loans disclosed above, the Company increased the allowance for loan losses by $31 for the year ended December 31, 2015 and increased the allowance for loan losses by $316 for the year ended December 31, 2014.

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
(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013
(Dollars in Thousands, Except Per Share Data)

NOTE 5 – LOANS (Continued)

The accretable yield, or income expected to be collected, on the purchased loans above is as follows the three years ended December 31, 2015.

	2015	2014	2013
Balance at January 1	$204	$217	$635
New loans purchased	-	-	-
Accretion of income	(19)	(13)	(26)
Income recognized upon full repayment	-	-	(415)
Reclassifications from non-accretable difference	-	-	23
Disposals	-	-	-
Balance at December 31	$185	$204	$217

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013
(Dollars in Thousands, Except Per Share Data)

NOTE 5 – LOANS (Continued)

Past Due and Non-performing Loans

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2015 and December 31, 2014.  The recorded investment in non-accrual loans is less than the principal owed on non-accrual loans due to discounts applied to the carrying value of the loan at time of their acquisition or interest payments made by the borrower which have been used to reduce the recorded investment in the loan rather than recognized as interest income.

December 31, 2015	Principal Owed on Non-accrual Loans	Recorded Investment in Non-accrual Loans	Loans Past Due Over 90 Days, still accruing

Residential real estate	$2,367	$2,091	$867
Multifamily real estate	416	75	-
Commercial real estate
Owner occupied	791	773	558
Non owner occupied	3,732	3,400	-
Commercial and industrial	1,460	337	870
Consumer	257	234	-
All other	287	231	737
Total	$9,310	$7,141	$3,032

December 31, 2014	Principal Owed on Non-accrual Loans	Recorded Investment in Non-accrual Loans	Loans Past Due Over 90 Days, still accruing

Residential real estate	$1,996	$1,768	$668
Multifamily real estate	1,803	1,033	564
Commercial real estate
Owner occupied	2,115	1,928	-
Non owner occupied	2,020	1,819	26
Commercial and industrial	2,012	806	8
Consumer	213	185	-
All other	12,608	5,173	-
Total	$22,767	$12,712	$1,266

Nonaccrual loans and impaired loans are defined differently. Some loans may be included in both categories, and some may only be included in one category. Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.
(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013
(Dollars in Thousands, Except Per Share Data)

NOTE 5 – LOANS (Continued)

The following table presents the aging of the recorded investment in past due loans as of December 31, 2015 by class of loans:

Loan Class	Total Loans	30-89 Days Past Due	Greater than 90 days past due	Total Past Due	Loans Not Past Due

Residential real estate	$285,826	$6,298	$1,681	$7,979	$277,847
Multifamily real estate	50,452	1,415	75	1,490	48,962
Commercial real estate:
Owner occupied	119,265	1,354	1,195	2,549	116,716
Non owner occupied	188,918	2,481	3,400	5,881	183,037
Commercial and industrial	68,339	220	1,064	1,284	67,055
Consumer	31,445	288	101	389	31,056
All other	105,501	3,157	935	4,092	101,409
Total	$849,746	$15,213	$8,451	$23,664	$826,082

The following table presents the aging of the recorded investment in past due loans as of December 31, 2014 by class of loans:

Loan Class	Total Loans	30-89 Days Past Due	Greater than 90 days past due	Total Past Due	Loans Not Past Due

Residential real estate	$278,212	$5,810	$1,706	$7,516	$270,696
Multifamily real estate	30,310	177	1,100	1,277	29,033
Commercial real estate:
Owner occupied	120,861	250	1,530	1,780	119,081
Non owner occupied	230,750	2,173	1,670	3,843	226,907
Commercial and industrial	85,943	1,720	608	2,328	83,615
Consumer	32,745	497	71	568	32,177
All other	100,890	234	5,127	5,361	95,529
Total	$879,711	$10,861	$11,812	$22,673	$857,038

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013
(Dollars in Thousands, Except Per Share Data)

NOTE 5 – LOANS (Continued)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2015:

	Allowance for Loan Losses				Loan Balances
Loan Class	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total

Residential real estate	$-	$2,501	$-	$2,501	$575	$285,251	$-	$285,826
Multifamily real estate	-	821	-	821	75	50,377	-	50,452
Commercial real estate:
Owner occupied	44	1,465	-	1,509	446	118,688	131	119,265
Non-owner occupied	22	2,048	-	2,070	6,502	176,867	5,549	188,918
Commercial and industrial	153	800	80	1,033	544	67,715	80	68,339
Consumer	-	307	-	307	-	31,445	-	31,445
All other	-	1,406	-	1,406	750	104,751	-	105,501
Total	$219	$9,348	$80	$9,647	$8,892	$835,094	$5,760	$849,746

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
(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013
(Dollars in Thousands, Except Per Share Data)

NOTE 5 – LOANS (Continued)

In the tables below, total individually evaluated impaired loans include certain purchased loans that were acquired with deteriorated credit quality that are still individually evaluated for impairment.

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2015. The table includes $80 of loans acquired with deteriorated credit quality that are still individually evaluated for impairment.

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Residential real estate	$636	$575	$-
Multifamily real estate	416	75	-
Commercial real estate
Owner occupied	276	269	-
Non owner occupied	6,554	6,222	-
Commercial and industrial	1,160	391	-
All other	805	750	-
	9,847	8,282	-
With an allowance recorded:
Commercial real estate
Owner occupied	$177	$177	$44
Non owner occupied	280	280	22
Commercial and industrial	528	233	233
All other	-	-	-
	985	690	299
Total	$10,832	$8,972	$299

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013
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
December 31, 2015, 2014 and 2013
(Dollars in Thousands, Except Per Share Data)

NOTE 5 – LOANS (Continued)

The following table presents by loan class, the average balance of loans individually evaluated for impairment and interest income recognized on these loans for the three years ended December 31, 2015. The table includes loans acquired with deteriorated credit quality that are still individually evaluated for impairment.

	Year ended Dec 31, 2015			Year ended Dec 31, 2014			Year ended Dec 31, 2013
Loan Class	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized

Residential real estate	$378	$11	$11	$1,964	$267	$267	$4,069	$180	$171
Multifamily real estate	855	685	685	2,221	782	782	3,810	847	845
Commercial real estate:
Owner occupied	1,015	28	27	2,139	179	174	2,602	168	141
Non-owner occupied	4,942	180	180	2,085	711	704	2,509	9	9
Commercial and industrial	810	26	26	1,912	657	657	8,425	47	47
All other	4,023	56	56	7,347	149	149	8,796	273	273
Total	$12,023	$986	$985	$17,668	2,745	$2,733	$30,211	$1,524	$1,486

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013
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

The following table presents TDR’s as of December 31, 2015 and 2014:

December 31, 2015	TDR’s on Non-accrual	Other TDR’s	Total TDR’s

Residential real estate	$7	$222	$229
Multifamily real estate	-	2,201	2,201
Commercial real estate
Non owner occupied	-	454	454
Commercial and industrial	-	396	396
All other	-	723	723
Total	$7	$3,996	$4,003

December 31, 2014	TDR’s on Non-accrual	Other TDR’s	Total TDR’s

Residential real estate	$13	$191	$204
Commercial real estate
Non owner occupied	-	474	474
Commercial and industrial	-	761	761
All other	-	1,063	1,063
Total	$13	$2,489	$2,502

At December 31, 2015 and 2014 there were no specific reserves allocated to loans that had restructured terms and there were no commitments to lend additional amounts on these loans.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013
(Dollars in Thousands, Except Per Share Data)

NOTE 5 – LOANS (Continued)

The following table presents TDR’s that occurred during the years ended December 31, 2015 and 2014.

	Year ended December 31, 2015			Year ended December 31, 2014
Loan Class	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Multifamily real estate	2	$3,744	$3,744	-	$-	$-
Total	2	$3,744	$3,744	-	$-	$-

The modification of one multifamily residential real estate loan above occurred during the three months ended March 31, 2015 and was fully repaid during the three months ended June 30, 2015.  The modification did not include a permanent reduction of the recorded investment in the loan and did not increase the allowance for loan losses during the period.  The modification included a lengthening of the amortization period and reduction in the stated interest rate, however the maturity date was reduced to the end of a fifteen month forbearance period with a balloon payment due at maturity.

The second multifamily residential real estate loan was modified with a nine month forbearance agreement requiring payments of interest only.  Cash collateral securing the loan was also released during the forbearance period to allow the borrower to improve the property to secure moderate income tenants.  The maturity period for loan was not extended.

During the years ended December 31, 2015, 2014 and 2013, there were no TDR’s for which there was a payment default within twelve months following the modification.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013
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

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013
(Dollars in Thousands, Except Per Share Data)

NOTE 5 – LOANS (Continued)

As of December 31, 2015, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

Loan Class	Pass	Special Mention	Substandard	Doubtful	Total Loans

Residential real estate	$273,741	$5,389	$6,689	$7	$285,826
Multifamily real estate	46,135	2,041	2,276	-	50,452
Commercial real estate:
Owner occupied	112,989	3,964	2,312	-	119,265
Non-owner occupied	179,179	2,891	6,848	-	188,918
Commercial and industrial	64,563	2,859	873	44	68,339
Consumer	31,000	269	176	-	31,445
All other	101,839	2,490	1,172	-	105,501
Total	$809,446	$19,903	$20,346	$51	$849,746

As of December 31, 2014, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

Loan Class	Pass	Special Mention	Substandard	Doubtful	Total Loans

Residential real estate	$265,285	$8,292	$4,622	$13	$278,212
Multifamily real estate	27,260	2,017	1,033	-	30,310
Commercial real estate:
Owner occupied	111,024	6,505	3,332	-	120,861
Non-owner occupied	218,971	6,652	5,127	-	230,750
Commercial and industrial	83,634	1,007	1,275	27	85,943
Consumer	32,364	267	114	-	32,745
All other	89,173	4,873	6,844	-	100,890
Total	$827,711	$29,613	$22,347	$40	$879,711

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013
(Dollars in Thousands, Except Per Share Data)

NOTE 6 – PREMISES AND EQUIPMENT

Year-end premises and equipment were as follows:

	2015	2014
Land and improvements	$4,541	$4,321
Buildings and leasehold improvements	17,521	16,822
Furniture and equipment	8,898	9,624
Assets purchased not yet placed in service	34	1,756
	30,994	32,523
Less: accumulated depreciation	(11,153)	(11,139)
	$19,841	$21,384

Operating Leases: The Company leases certain branch and other properties as well as some equipment under operating leases.  Some leases provide for periodic rate adjustments based on cost-of-living index changes. Rent expense, net of rental income, was $904, $935, and $990 for 2015, 2014, and 2013. Rent commitments, before considering renewal options that generally are present, were as follows:

2016	$874
2017	806
2018	332
2019	218
2020	213
Thereafter	1,019
$3,462

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013
(Dollars in Thousands, Except Per Share Data)

NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS

The change in the balance for goodwill during the year is as follows:

	2015	2014	2013
Beginning of year	$33,796	$29,875	$29,875
Acquired goodwill	-	3,921	-
Impairment	-	-	-
End of year	$33,796	$33,796	$29,875

Acquired intangible assets at December 31, 2015 and 2014 were as follows.

	2015		2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Core deposit intangible	$7,085	$(4,905)	$7,085	$(4,052)

Aggregate intangible amortization expense was $853 for 2015, $818 for 2014, and $600 for 2013.

Estimated amortization expense for each of the next five years:

2016	$684
2017	546
2018	347
2019	186
2020	186
Thereafter	231
$2,180

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013
(Dollars in Thousands, Except Per Share Data)

NOTE 8 – DEPOSITS

At December 31, 2015 the scheduled maturities of time deposits are as follows:

2016	$224,917
2017	54,508
2018	18,575
2019	19,206
2020 and thereafter	16,972
$334,178

Certain directors and executive officers of the Banks and companies in which they have beneficial ownership were deposit customers of the Banks during 2015 and 2014. The balance of such deposits at December 31, 2015 and 2014 were approximately $6,854 and $7,978.

NOTE 9 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase generally mature within one to ninety days from the transaction date. Information concerning securities sold under agreements to repurchase is summarized as follows:

	2015	2014
Year-end balance	$21,694	$15,580
Average balance during the year	$16,927	$12,396
Average interest rate during the year	0.22%	0.25%
Maximum month-end balance during the year	$21,763	$15,580
Weighted average interest rate at year-end	0.13%	0.25%

NOTE 10 – FEDERAL HOME LOAN BANK ADVANCES

The Banks own stock of the Federal Home Loan Bank of Cincinnati, Ohio (FHLB-Cin), and Federal Home Loan Bank of Pittsburgh, Pennsylvania (FHLB-Pitt). This stock allows the Banks to borrow advances from the FHLB.  At December 31, 2015 the total amount of borrowing permitted by the FHLB-Cin was $68,212 and the total amount of borrowing permitted by the FHLB-Pitt was $304,251.

During 2015 and 2014, the Banks borrowed on a short-term basis and paid-off all FHLB advances as they matured. There were no borrowings outstanding at December 31, 2015 or at December 31, 2014.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013
(Dollars in Thousands, Except Per Share Data)

NOTE 11 – NOTES PAYABLE AND OTHER BORROWED FUNDS

On April 30, 2008, the Company executed and delivered to First Guaranty Bank of Hammond, Louisiana (“First Guaranty”) a Promissory Note and Business Loan Agreement dated April 30, 2008 for the principal amount of $11,550, bearing interest floating daily at the “Wall Street Journal” prime rate (the “Index”) minus 1.00% and requiring 59 monthly principal payments of $50 and one final payment of $8.6 million due at maturity on April 30, 2013.  On April 25, 2013, the Company executed and delivered to First Guaranty a Change in Terms Agreement whereby the maturity date was extended to April 30, 2020, the required monthly principal payment was increased to $86 and the interest charged was modified to float daily at the Index plus 0.75%, initially 4.00%, with an interest rate floor of 4.00% per annum and an interest rate ceiling of 10.00% per annum.  At the time of the Change in Terms Agreement, the principal balance on the note was approximately $7,222.  The note continued to be secured by a pledge of 25% of Premier’s interest in Premier Bank (a wholly owned subsidiary) under Commercial Pledge Agreement modified on May 3, 2011.  The initial proceeds of this note were used to fund the $9,000 of cash needed to purchase Traders Bankshares, Inc. and to refinance the remaining $2,550 balance of Premier’s outstanding note with First Guaranty dated January 31, 2006. At the time of origination, Premier’s chairman owned approximately 27.6% of the voting stock of First Guaranty and was the chairman of its board of directors.  Premier’s board of directors reviewed the loan terms and authorized the Company to enter into the loan transaction. The outstanding principal balance on the borrowing at December 31, 2014 was $5,200 and the interest rate floor of 4.00% was in effect. The outstanding balance on this loan was refinanced on August 26, 2015.

In conjunction with the Change in Terms Agreement with First Guaranty, the Company executed and delivered another Change in Terms Agreement modifying its Promissory Note and Business Loan Agreement dated June 30, 2011 that established a Line of Credit with the bank bearing interest floating daily at the “Wall Street Journal” prime rate, with a floor of 4.50%.  Under the terms of the Promissory Note, the Company may request and receive advances from First Guaranty from time to time.  Accrued interest on any amounts outstanding is payable monthly, and any amounts outstanding are payable on demand or at maturity.  The Promissory Note is also secured by the pledge of 25% of Premier’s interest in Premier Bank (a wholly owned subsidiary) under a Commercial Pledge Agreement modified on June 30, 2012.  The Change in Terms Agreement increased the principal amount available to $3,000 and extended the right to request and receive monies on the Line of Credit from June 30, 2013 to June 30, 2016.  The interest rate on the Line of Credit will remain floating daily at the “Wall Street Journal” prime rate (currently 3.50%), with a floor of 4.50% through the modified June 30, 2016 maturity date. At December 31, 2015 and 2014, the Company had no outstanding debt on this line of credit from First Guaranty.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013
(Dollars in Thousands, Except Per Share Data)

NOTE 11 – NOTES PAYABLE AND OTHER BORROWED FUNDS (Continued)

On September 8, 2010, the Company executed and delivered to The Bankers’ Bank of Kentucky, Inc. of Frankfort, Kentucky (“Bankers’ Bank”) a Term Note and Business Loan Agreement dated September 8, 2010 in the principal amount of $11,300, bearing interest floating daily at the “JP Morgan Chase” prime rate with a minimum rate of 4.50% (initially 4.50%) and requiring 120 monthly principal payments of $94 plus interest.  The note was secured by a pledge of Premier’s 100% interest in Citizens Deposit Bank and Trust, Inc. (a wholly owned subsidiary) under a Stock Pledge and Security Agreement dated September 8, 2010.  The proceeds of this note were used to pay off the remaining $2,904 balance on Premier’s $6,500 Term Note with the Bankers’ Bank, pay off the $2,400 balance on Premier’s $4,300 Line of Credit with the Bankers’ Bank and provide a $6,000 capital injection into Citizens Deposit Bank and Trust (“Citizens”), Premier’s wholly owned subsidiary, to facilitate Citizens’ purchase of four branches from Integra Bank National Association. The outstanding principal balance on the borrowing at December 31, 2014 was $6,200.  The outstanding balance of this loan was paid off on August 26, 2015.

On September 30, 2015 the Company executed and delivered to Bankers’ Bank a Line of Credit Renewal Agreement dated September 7, 2015 extending the right to request and receive monies from Bankers’ Bank on Premier’s existing line of credit until September 7, 2016. The line of credit renewal maintained the principal amount of $5,000, bearing interest floating daily at the “JP Morgan Chase” prime rate (currently 3.50%), with a floor of 4.50%. Under the terms of the original Promissory Note, Premier may request and receive advances from Bankers’ Bank from time to time, but the aggregate outstanding principal balance under the Promissory Note at any time shall not exceed $5,000. Accrued interest on amounts outstanding is payable quarterly, and any amounts outstanding are payable on demand or on September 7, 2016. The Promissory Note is secured by a pledge of Premier’s 100% interest in Citizens under a Stock Pledge and Security Agreement dated September 7, 2012. At December 31, 2015 and 2014, Premier had no outstanding balance on this line of credit with Bankers’ Bank.

In conjunction with the acquisition of the Bank of Gassaway on April 4, 2014, Premier Bank, Inc. assumed a note payable to  Chapman Food Services, Inc. from the Bank of Gassaway dated May 9, 2007.  The note was consideration for the purchase of the land for the bank’s Flatwoods branch location and is secured by that branch location.  The note bears a fixed annual interest rate of 5.62%, requires 119 monthly payments of $4 including principal and interest, and a balloon payment of $249 at maturity on May 9, 2017.  The outstanding principal balance on the borrowing at December 31, 2015 and 2014 was $292 and $322.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013
(Dollars in Thousands, Except Per Share Data)

NOTE 11 – NOTES PAYABLE AND OTHER BORROWED FUNDS (Continued)

On August 26, 2015, the Company executed and delivered to First Guaranty a Promissory Note and Business Loan Agreement dated August 26, 2015 for the principal amount of $12,000, bearing interest at a fixed rate of 4.00% per annum and requiring 59 monthly principal payments of $143 plus accrued interest and one final principal and interest payment of $3,575 due on August 26, 2020.  The Promissory Note is secured by the pledge of 25% of Premier’s interest in Premier Bank, Inc. (a wholly owned subsidiary) under a Commercial Pledge Agreement dated August 26, 2015.  The proceeds of this note were used to refinance a $4,500 balance plus accrued interest due under Premier’s previous Promissory Note to First Guaranty; pay off the remaining $5,400 balance plus accrued interest due to Bankers’ Bank under the Term Note dated September 8, 2010; and pay the remaining $2,000 balance plus accrued interest due on Premier’s $5,000 Line of Credit with Bankers’ Bank.  The sum of the disbursements totaled $11,946 and the final $54 on the Term Note was not borrowed.  At the time of origination, Premier’s chairman owned approximately 23.8% of the voting stock of First Guaranty Bancshares, parent company for First Guaranty.  However, Premier’s board of directors, the chairman abstaining, and audit committee determined prior to its vote to authorize the company to enter into the loan transaction that the terms of the financing, including the interest rate and collateral, were no less favorable than those which could be obtained from other financial institutions.  The outstanding principal balance on the borrowing at December 31, 2015 was $11,000.

The August 26, 2015 Promissory Note with First Guaranty did not cancel the existing $3,000 Line of Credit with First Guaranty that expires on June 30, 2016 and is secured by the pledge of the same 25% of Premier’s interest in Premier Bank, Inc.  Also, the repayment of the amount outstanding on the Line of Credit with Bankers’ Bank did not terminate that Line of Credit which was subsequently modified to extend the maturity to September 7, 2016.

Scheduled principal payments due on the notes payable subsequent to December 31, 2015 are as follows:

2016	$1,749
2017	1,975
2018	1,716
2019	1,716
2020	1,716
Thereafter	2,420
$11,292

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013
(Dollars in Thousands, Except Per Share Data)

NOTE 12 – INCOME TAXES

The components of the provision (benefit) for income taxes are as follows:

	2015	2014	2013
Current	$6,282	$3,775	$5,509
Deferred	621	3,395	1,895
Change in valuation allowance	-	-	-
Provision for income taxes	$6,903	$7,170	$7,404

The Company’s deferred tax assets and liabilities at December 31 are shown below.

	2015	2014
Deferred tax assets
Allowance for loan losses	$3,468	$3,706
Purchase accounting adjustments	973	1,289
Net operating loss carryforward	545	648
Write-downs of other real estate owned	1,010	881
Taxable income on non-accrual loans	1,255	1,233
Capital loss carryforward	-	150
Accrued expenses	141	136
Other	29	19
Total deferred tax assets	7,421	8,062

Deferred tax liabilities
Amortization of intangibles	$(4,685)	$(4,651)
Depreciation	(1,000)	(1,078)
Federal Home Loan Bank dividends	(349)	(349)
Deferred loan fees	(664)	(619)
Unrealized gain on investment securities	(166)	(770)
Other	(51)	(72)
Total deferred tax liabilities	(6,915)	(7,539)

Valuation allowance on deferred tax assets	(160)	(160)
Net deferred taxes	$346	$363

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013
(Dollars in Thousands, Except Per Share Data)

NOTE 12 – INCOME TAXES (Continued)

At December 31, 2015 the Company had federal net operating loss carryforwards of $1,094 and various state net operating loss carryforwards of $2,613 which begin to expire in 2022.  The deductibility of these net operating losses is limited under IRC Sec. 382.

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

At both December 31, 2015 and 2014, the Company maintains a valuation allowance of $160 against the portion of its District of Columbia net operating loss carryforward that is not expected to be utilized before expiration due to separate company limitations. All other deferred tax assets are more likely than not to be utilized; therefore no additional valuation allowance is needed.

An analysis of the differences between the effective tax rates and the statutory U.S. federal income tax rate is as follows:

	2015		2014		2013
U.S. federal income tax rate	$6,579	34.0%	$6,909	34.0%	$7,015	34.0%
Changes from the statutory rate
Impact of graduated federal tax rate	169	0.9	19	0.1	72	0.4
State income taxes, net	308	1.6	335	1.6	439	2.1
Tax-exempt interest income	(182)	(0.9)	(175)	(0.9)	(149)	(0.7)
Non-deductible interest expense related to carrying tax-exempt interest earning assets	11	0.1	12	0.1	9	0.0
Non-deductible stock compensation expense	34	0.1	55	0.3	57	0.3
Tax credits, net	(44)	(0.2)	(49)	(0.2)	(49)	(0.2)
Other	28	0.1	64	0.3	10	0.0
	$6,903	35.7%	$7,170	35.3%	$7,404	35.9%

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013
(Dollars in Thousands, Except Per Share Data)

NOTE 12 – INCOME TAXES (Continued)

Unrecognized Tax Benefits: The Company does not have any beginning or ending unrecognized tax benefits. The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.  There were no interest and penalties recorded in the income statement or accrued for the years ended December 31, 2015, 2014 and 2013 related to unrecognized tax benefits.

The Company and its subsidiaries file a consolidated U.S. Corporation income tax return and a combined return in the state of West Virginia and the District of Columbia. The Company also files a corporate income tax return in the state of Kentucky and Maryland.  The Company is no longer subject to examination by taxing authorities for years before 2012.

NOTE 13 – EMPLOYEE BENEFIT PLANS

The Company has qualified profit sharing plans that cover substantially all employees. Contributions to the plans consist of a Company match and additional amounts at the discretion of the Company’s Board of Directors.  Total contributions to the plans were $428, $298, and $354 in 2015, 2014, and 2013.

NOTE 14 – STOCK COMPENSATION EXPENSE

From time to time the Company grants stock options to its employees. The Company estimates the fair value of the options at the time they are granted to employees and expenses that fair value over the vesting period of the option grant.  In 2012, the Company registered 500,000 shares of its common stock to be reserve for stock based incentive programs over the subsequent 10 years (“the 2012 Long-term Incentive Plan”).

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

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013
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

	2015	2014	2013
Risk-free interest rate	1.41%	2.78%	1.96%
Expected option life (yrs)	5.00	10.00	10.00
Expected stock price volatility	17.20%	31.19%	35.24%
Dividend yield	3.53%	3.33%	3.86%
Weighted average fair value of options granted during the year	$1.37	$3.74	$2.85

The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield in effect at the time of the grant.  The expected option life for the 2015 grant was based upon the weighted-average life of options exercised from January 1, 2012 through December 31, 2014. The expected option life for the 2014 and 2013 grants were estimated since there had been little option exercise history at the time of those grants.  The expected stock price volatility is based on historical volatilities of the Company’s common stock during the three-year period prior to the grant date.  The dividend yield was estimated by annualizing the current quarterly dividend on the Company’s common stock at the time of the option grant.

On March 18, 2015, 7,000 shares of Premier’s common stock were granted to Robert W. Walker as stock-based bonus compensation under the 2012 Long-term Incentive Plan. The fair value of the stock at the time of the grant was $14.72 per share based upon the closing price of Premier’s stock on the date of grant and $103 of stock-based compensation was recorded as a result.  On November 1, 2015, 100 shares of Premier’s common stock were granted to J. Mark Bias, newly appointed president of Premier Bank, as stock-based bonus compensation under the 2012 Long-term Incentive Plan. The fair value of the stock at the time of the grant was $14.99 per share based upon the closing price of Premier’s stock on the date of grant and $1 of stock-based compensation was recorded as a result.

On April 16, 2014, 6,000 shares of Premier’s common stock were granted to Robert W. Walker as stock-based bonus compensation under the 2012 Long-term Incentive Plan.  The fair value of the stock at the time of the grant was $14.20 per share based upon the closing price of Premier’s stock of the date of grant and $85 of stock-based compensation was recorded as a result.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014, and 2013
(Dollars in Thousands, Except Per Share Data)

NOTE 14 – STOCK COMPENSATION EXPENSE (Continued)

Compensation expense of $204, $248, and $169 was recorded for the years ended December 31, 2015, 2014, and 2013, respectively. Stock-based compensation expense is recognized ratably over the requisite service period for all awards. Unrecognized stock-based compensation expense related to stock options totaled $50 at December 31, 2015. This unrecognized expense is expected to be recognized over the next 26 months based on the vesting periods of the options.

During the year ending December 31, 2015, 46,091 options were exercised while 118,506 options were exercised during the year ending December 31, 2014 and 78,584 options were exercised during the year ending December 31, 2013.

A summary of the Company’s stock option activity is as follows:

	----------2015----------		----------2014----------		----------2013----------
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	273,942	$11.06	354,281	$9.84	392,366	$9.24
Grants	47,650	14.72	46,300	14.43	52,900	11.39
Exercises	(46,091)	10.11	(118,506)	8.86	(78,584)	7.77
Forfeitures or expired	(26,383)	14.01	(8,133)	9.27	(12,401)	7.90
Outstanding at year-end	249,118	$11.62	273,942	$11.06	354,281	$9.84

Exercisable at year-end	173,783	$10.55	168,523	$10.67	212,731	$10.55
Weighted average remaining life	4.5		6.1		6.1

Options outstanding at year-end are expected to fully vest.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014, and 2013
(Dollars in Thousands, Except Per Share Data)

NOTE 14 – STOCK COMPENSATION EXPENSE (Continued)

Additional information regarding stock options outstanding and exercisable at December 31, 2015 is provided in the following table:

	- - - - - - - - Outstanding - - - - - - - -			- - - - - - - - Currently Exercisable - - - - - - - -
Range of Exercise Prices	Number	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value

$6.50 to $10.00	87,868	$7.51	$785	87,868	5.3	$7.51	$785
$10.01 to $12.50	34,000	11.39	172	22,207	7.2	11.39	112
$12.51 to $15.00	107,250	14.25	234	43,708	3.5	13.74	118
$15.01 to $17.50	20,000	16.00	9	20,000	0.1	16.00	9
Outstanding at Dec 31, 2015	249,118	11.62	$1,200	173,783	4.5	10.55	$1,024

NOTE 15 – RELATED PARTY TRANSACTIONS

During 2015, 2014 and 2013, the Company paid approximately $441, $543, and $339 for printing, supplies, statement rendering, furniture, and equipment to a company affiliated by common ownership. The Company also paid another affiliate approximately $1,969 and $835 in 2014 and 2013 to permit the Company’s employees to participate in that entity’s employee medical benefit plan. Participation in the medical benefit plan was terminated in 2014 and the Company now purchases employee medical insurance through a third-party vendor.

During 2015, 2014 and 2013, the Company paid approximately $52, $52, and $52 to lease its headquarters facility at 2883 Fifth Avenue, Huntington, West Virginia from River City Properties, LLC, an entity 20.0% owned by the Company’s Chairman of the Board and 20.0% owned by another member of the Board of Directors.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014, and 2013
(Dollars in Thousands, Except Per Share Data)

NOTE 16 – EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the earnings per common share and earnings per common share assuming dilution computations for 2015, 2014 and 2013 is presented below:

	2015	2014	2013
Basic earnings per share:
Income available to common stockholders	$12,446	$12,552	$12,570
Weighted average common shares outstanding	8,162,702	8,089,720	7,997,047
Earnings per share	$1.52	$1.55	$1.57

Diluted earnings per share:
Income available to common stockholders	$12,446	$12,552	$12,570
Weighted average common shares outstanding	8,162,702	8,089,720	7,997,047
Add dilutive effects of potential additional common stock	208,966	506,576	448,202
Weighted average common and dilutive potential Common shares outstanding	8,371,668	8,596,296	8,445,249
Earnings per share assuming dilution	$1.49	$1.46	$1.49

Stock options for 23,500, 23,500, and 84,100, shares of common stock were not considered in computing diluted earnings per share for 2015, 2014, and 2013 because they were antidilutive.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014, and 2013
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
December 31, 2015, 2014 and 2013
(Dollars in Thousands, Except Per Share Data)

NOTE  17 – FAIR VALUE (Continued)

The carrying amounts and estimated fair values of financial instruments at December 31, 2015 were as follows:

		Fair Value Measurements at December 31, 2015 Using
	Carrying Amount	Level 1		Level 2		Level 3		Total
Financial assets
Cash and due from banks	$66,704	$66,704		$-		$-		$66,704
Federal funds sold	5,835	5,835		-		-		5,835
Securities available for sale	255,466	-		255,466		-		255,466
Loans held for sale	-	-		-		-		-
Loans, net	840,099	-		-		838,867		838,867
Federal Home Loan Bank stock	3,072	n/	a	n/	a	n/	a	n/	a
Interest receivable	3,162	-		633		2,529		3,162

Financial liabilities
Deposits	$(1,060,196)	$(726,018)		$(331,747)		$-		$(1,057,765)
Securities sold under agreements to repurchase	(21,694)	-		(21,694)		-		(21,694)
Other borrowed funds	(11,292)	-		(11,318)		-		(11,318)
Interest payable	(321)	(6)		(315)		-		(321)

The carrying amounts and estimated fair values of financial instruments at December 31, 2014 were as follows:

		Fair Value Measurements at December 31, 2013 Using
	Carrying Amount	Level 1		Level 2		Level 3		Total
Financial assets
Cash and due from banks	$70,398	$70,398		$-		$-		$70,398
Federal funds sold	4,986	4,986		-		-		4,986
Securities available for sale	229,750	-		229,610		140		229,750
Loans held for sale	226	-		-		226		226
Loans, net	869,364	-		-		870,273		870,273
Federal Home Loan Bank stock	2,996	n/	a	n/	a	n/	a	n/	a
Interest receivable	3,219	-		625		2,594		3,219

Financial liabilities
Deposits	$(1,075,243)	$(711,118)		$(363,481)		$-		$(1,074,599)
Securities sold under agreements to repurchase	(15,580)	-		(15,580)		-		(15,580)
Other borrowed funds	(11,722)	-		(11,760)		-		(11,760)
Interest payable	(434)	(6)		(428)		-		(434)

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013
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

Assets and liabilities measured at fair value on a recurring basis at December 31, 2015 are summarized below:

		Fair Value Measurements at December 31, 2015 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available for sale
Mortgage-backed securities
U. S. agency MBS - residential	$132,347	$-	$132,347	$-
U. S. agency CMO’s	105,122	-	105,122	-
Total mortgage-backed securities of government sponsored agencies	237,469	-	237,469	-
U. S. government sponsored agency securities	10,429	-	10,429	-
Obligations of states and political subdivisions	7,568	-	7,568	-
Total securities available for sale	$255,466	$-	$255,466	$-

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013
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

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2015 and 2014:

	Securities Available-for-sale
	Year Ended Dec. 31, 2015	Year Ended Dec. 31, 2014
Balance of recurring Level 3 assets at beginning of period	$140	$140
Total gains or losses (realized/unrealized):
Included in earnings – realized	-	-
Included in earnings – unrealized	-	-
Included in other comprehensive income	-	-
Purchases, sales, issuances and settlements, net	(140)	-
Transfers in and/or out of Level 3	-	-
Balance of recurring Level 3 assets at year-end	$-	$140

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013
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
December 31, 2015, 2014 and 2013
(Dollars in Thousands, Except Per Share Data)

NOTE  17 – FAIR VALUE (Continued)

Assets and liabilities measured at fair value on a non-recurring basis at December 31, 2015 are summarized below:

		Fair Value Measurements at December 31, 2015 Using
	Dec 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Commercial Real Estate
Owner Occupied	$133	$-	$-	$133
Non-owner Occupied	258	-	-	258
Total impaired loans	$391	$-	$-	$391

Other real estate owned:
Residential real estate	$648	$-	$-	$648
Commercial Real Estate
Owner occupied	260	-	-	260
Non-owner Occupied	2,253	-	-	2,253
All Other	4,898	-	-	4,898
Total OREO	$8,059	$-	$-	$8,059

Impaired loans, which are measured for impairment using the value of the collateral for collateral dependent loans, had a carrying amount of $690 at December 31, 2015 with a valuation allowance of $299 resulting in a provision for loan losses of $171 for the year ended December 31, 2015.

Other real estate owned measured at fair value less costs to sell, had a net carrying amount of $8,059, which is made up of the outstanding balance of $10,825, net of a valuation allowance of $2,766 at December 31, 2015, resulting in write downs of $1,060 during the year ended December 31, 2015.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013
(Dollars in Thousands, Except Per Share Data)

NOTE  17 – FAIR VALUE (Continued)

The significant unobservable inputs related to assets and liabilities measured at fair value on a non-recurring basis at December 31, 2015 are summarized below:

	December 31, 2015	Valuation Techniques	Unobservable Inputs	Range (Weighted Avg)
Impaired loans:
Commercial Real Estate
Owner Occupied	$133	sales comparison	adjustment for limited salability of specialized property	60.7%-72.4% (66.3%)
Non-owner Occupied	258	sales comparison	adjustment for differences between the comparable sales	8.0%-8.0% (8.0%)
Total impaired loans	$391

Other real estate owned:
Residential Real Estate	$648	sales comparison	adjustment for differences between the comparable sales	0.7%-31.6% (24.7%)

Commercial Real Estate
Owner Occupied	260	sales comparison	adjustment for differences between the comparable sales	25.4%-41.3% (38.8%)

Non-owner Occupied	2,253	sales comparison	adjustment for differences between the comparable sales	21.9%-23.4% (23.1%)
All Other	4,898	sales comparison	adjustment for estimated realizable value	18.9%-46.6% (27.5%)
Total OREO	$8,059

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013
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
December 31, 2015, 2014 and 2013
(Dollars in Thousands, Except Per Share Data)

NOTE 18 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Banks are parties to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of their customers. These financial instruments include standby letters of credit and commitments to extend credit in the form of unused lines of credit. The Banks use the same credit policies in making commitments and conditional obligations as they do for on-balance sheet instruments. In addition, the Banks offer a service whereby deposit customers, for a fee, are permitted to overdraw their accounts up to a certain de minimis amount, also known as “courtesy overdraft protection”. The aggregate unused portion of “overdraft protection” was $13,459 and $14,128 at December 31, 2015 and 2014.

At December 31, 2015 and 2014, the Banks had the following financial instruments whose approximate contract amounts represent credit risk:

	2015	2014
Standby letters of credit	$6,700	$7,593

Commitments to extend credit
Fixed	$15,898	$19,904
Variable	78,482	60,183

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
December 31, 2015, 2014 and 2013
(Dollars in Thousands, Except Per Share Data)

NOTE 19 - LEGAL PROCEEDINGS

Legal proceedings involving the Company and its subsidiaries periodically arise in the ordinary course of business, including claims by debtors and their related interests against the Company’s subsidiaries following initial collection proceedings. These legal proceedings sometimes can involve claims for substantial damages. At December 31, 2015 management is unaware of any legal proceedings for which the expected outcome would have a material adverse effect upon the consolidated financial statements of the Company.

NOTE 20 - STOCKHOLDERS’ EQUITY

The Company’s principal source of funds for dividend payments to shareholders is dividends received from the subsidiary Banks. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, as defined, combined with the retained net profits of the preceding two years, subject to the capital requirements and additional restrictions as discussed below. During 2016 the Banks could, without prior approval, declare dividends to the Company of approximately $1.1 million plus any 2016 net profits retained to the date of the dividend declaration.

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

These quantitative measures established by regulation to ensure capital adequacy require the Company and Banks to maintain minimum amounts and ratios (set forth in the following table).   The final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. Banks (Basel III rules) became effective for the Company and Banks on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule by January 1, 2019.  The net unrealized gain on available for sale securities is not included in computing regulatory capital.  Capital amounts and ratios for December 31, 2014 are calculated using Basel I rules.  Management believes, as of December 31, 2015 the Company and the Banks meet all quantitative capital adequacy requirements to which they are subject.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013
(Dollars in Thousands, Except Per Share Data)

NOTE 20 - STOCKHOLDERS’ EQUITY (Continued)

As of December 31, 2015 and 2014, the most recent notification from each of the Banks’ primary Federal regulators categorized the subsidiary Banks as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Banks must maintain minimum Total risk-based, Tier 1 risk-based, Tier 1 leverage and Common Equity Tier 1 risk-based ratios as set forth in the following table.  There are no conditions or events since that notification that management believes have changed the Banks’ categories.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012
(Dollars in Thousands, Except Per Share Data)

NOTE 20 - STOCKHOLDERS’ EQUITY (Continued)

The Company’s and the subsidiary Banks’ capital amounts and ratios as of December 31, 2015 and December 31, 2014 are presented in the table below.

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets):
Consolidated (1)	$125,964	14.7%	$68,563	8%	$85,703	10%
Premier Bank, Inc.	93,376	15.1	49,495	8	61,868	10
Citizens Deposit Bank	38,241	16.2	18,934	8	23,667	10

Tier I Capital (to Risk-Weighted Assets):
Consolidated (1)	$116,317	13.6%	$51,422	6%	$68,563	8%
Premier Bank, Inc.	86,062	13.9	37,121	6	49,495	8
Citizens Deposit Bank	35,908	15.2	14,200	6	18,934	8

Tier I Capital (to Average Assets):
Consolidated (1)	$116,317	9.4%	$49,487	4%	$61,858	5%
Premier Bank, Inc.	86,062	10.2	33,924	4	42,405	5
Citizens Deposit Bank	35,908	9.2	15,540	4	19,425	5

Common Equity Tier I Capital (to Risk-Weighted Assets):
Consolidated (1)	$116,317	13.6%	$38,566	4.5%	$55,707	6.5%
Premier Bank, Inc.	86,062	13.9	27,841	4.5	40,214	6.5
Citizens Deposit Bank	35,908	15.2	10,650	4.5	15,384	6.5

2014
Total Capital (to Risk-Weighted Assets):
Consolidated (1)	$122,432	14.6%	$67,246	8%	$84,058	10%
Premier Bank, Inc.	92,854	15.2	48,943	8	61,178	10
Citizens Deposit Bank	36,740	16.1	18,258	8	22,822	10

Tier I Capital (to Risk-Weighted Assets):
Consolidated (1)	$112,085	13.3%	$33,623	4%	$50,435	6%
Premier Bank, Inc.	85,203	13.9	24,471	4	36,707	6
Citizens Deposit Bank	34,319	15.0	9,129	4	13,693	6

Tier I Capital (to Average Assets):
Consolidated (1)	$112,085	9.1%	$49,323	4%	$61,654	5%
Premier Bank, Inc.	85,203	9.9	34,342	4	42,928	5
Citizens Deposit Bank	34,319	9.2	14,918	4	18,648	5

(1) Consolidated company is not subject to Prompt Corrective Action Provisions

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013
(Dollars in Thousands, Except Per Share Data)

NOTE 21 - PARENT COMPANY FINANCIAL STATEMENTS

Condensed Balance Sheets
December 31
	2015	2014
ASSETS
Cash	$5,424	$4,080
Investment in subsidiaries	153,026	153,333
Premises and equipment	230	165
Other assets	358	459

Total assets	$159,038	$158,037

LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$806	$855
Other borrowed funds	11,000	11,400
Total liabilities	11,806	12,255

Stockholders’ equity
Common stock	69,319	74,568
Retained earnings	77,592	69,719
Accumulated other comprehensive income (loss)	321	1,495
Total stockholders’ equity	147,232	145,782

Total liabilities and stockholders’ equity	$159,038	$158,037

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013
(Dollars in Thousands, Except Per Share Data)

NOTE 21 - PARENT COMPANY FINANCIAL STATEMENTS (Continued)

Condensed Statement of Operations
Years Ended December 31
	2015	2014	2013
Income
Dividends from subsidiaries	$13,390	$14,340	$9,675
Interest and dividend income	2	6	12
Other income	1,565	2,364	1,327
Total income	14,957	16,710	11,014

Expenses
Interest expense	494	550	650
Salaries and employee benefits	2,703	2,814	2,387
Professional fees	264	337	290
Other expenses	791	781	781
Total expenses	4,252	4,482	4,108

Income before income taxes and equity in undistributed income of subsidiaries	10,705	12,228	6,906

Income tax (benefit)	(875)	(728)	(987)

Income before equity in undistributed income of subsidiaries	11,580	12,956	7,893
Equity in undistributed income (excess distributions) of subsidiaries	866	194	5,336
Net income	$12,446	$13,150	$13,229

Preferred stock dividends and accretion	-	(598)	(659)
Net income available to common stockholders	$12,446	$12,552	$12,570

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014, and 2013
(Dollars in Thousands, Except Per Share Data)

NOTE 21 - PARENT COMPANY FINANCIAL STATEMENTS (Continued)

Condensed Statement of Cash Flows
Years Ended December 31
	2015	2014	2013
Cash flows from operating activities
Net income	$12,446	$13,150	$13,229
Adjustments to reconcile net income to net cash from operating activities
Depreciation	84	75	64
Stock compensation expense	204	248	169
Gain from sales of assets	-	(947)	(11)
Equity in undistributed earnings of subsidiaries	(866)	(194)	(5,336)
Change in other assets	100	1,060	438
Change in other liabilities	(49)	89	(51)
Net cash from operating activities	11,919	13,481	8,502

Cash flows from investing activities
Proceeds from sales of other real estate owned	-	947	-
Purchases of fixed assets, net of proceeds from asset sales	(149)	(33)	(69)
Net cash from investing activities	(149)	914	(69)

Cash flows from financing activities
Cash dividends on preferred stock	-	(553)	(600)
Cash dividends paid to shareholders	(4,573)	(4,854)	(3,524)
Repurchase of preferred stock	-	(12,000)	-
Purchase of warrant	(5,675)	-	-
Proceeds from stock option exercises	222	731	571
Proceeds from other borrowed funds	15,946	-	-
Payments on other borrowed funds	(16,346)	(2,400)	(2,249)
Net cash from financing activities	(10,426)	(19,076)	(5,802)

Net change in cash and cash equivalents	1,344	(4,681)	2,631

Cash and cash equivalents at beginning of year	4,080	8,761	6,130
Cash and cash equivalents at end of year	$5,424	$4,080	$8,761

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013
(Dollars in Thousands, Except Per Share Data)

NOTE 22 - QUARTERLY FINANCIAL DATA (UNAUDITED)

	Interest	Net Interest	Net	Earnings Per Share
	Income	Income	Income	Basic	Diluted
2015
First Quarter	$13,013	$11,964	$3,142	$0.39	$0.36
Second Quarter	12,955	11,923	3,127	0.38	0.37
Third Quarter	13,782	12,783	3,325	0.41	0.40
Fourth Quarter	12,661	11,710	2,852	0.35	0.35

2014
First Quarter	$13,045	$12,007	$3,670	$0.44	$0.41
Second Quarter	12,789	11,676	3,100	0.36	0.34
Third Quarter	13,526	12,426	3,151	0.36	0.34
Fourth Quarter	13,390	12,305	3,229	0.39	0.37

In 2015, interest income varied per quarter due to a random pattern of borrowers repaying commercial loans in full. Some of the loans paid off in full were either discounted at the time of their acquisition or were on the cost recovery method. These loans, when paid in full, resulted in an increase in interest income as the purchase discount or any historical non-accrual interest paid was recognized immediately in income, particularly illustrated by the increase in interest income in the third quarter of 2015.  Also contributing to a decrease in interest income was a decrease in loans outstanding, as well as a decrease in overall yield on the loan portfolio during the year.  The fluctuations in interest income resulted in similar fluctuations in net interest income and net income in 2015. During 2015, net interest income was impacted in a positive way by interest expense savings from continually lower market interest rates related to time deposits and transaction-based deposits.  Net income was lower in the fourth quarter of 2015, largely due the increased OREO expenses and writedowns.  Non-interest expenses were generally higher in 2015 when compared to 2014.

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

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013
(Dollars in Thousands, Except Per Share Data)

NOTE 22 - QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued)

through to an increase in quarterly net income largely due to increased expenses from the operations of the Bank of Gassaway locations.  First quarter 2014 net income was the highest of any quarter in 2014 due to loan payoff income as well as a negative provision for loan losses.

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
Under terms of the Warrant, the exercise price and the number of shares that can be purchased were adjusted based upon certain events including common stock dividends paid to shareholders that exceed the $0.11 per share regular quarterly dividend paid by Premier at the time the Warrant was issued.  Due to dividends paid in 2015 and 2014 that were either special cash dividends or dividends that exceeded the $0.11 regular quarterly cash dividend per share defined in the terms of the Warrant, the Warrant was adjusted to permit the purchase of 636,378 shares of the Company’s common stock at an exercise price of $5.25 per share.  On May 6, 2015, Premier purchased the Warrant from the U.S. Treasury for $5,675. Premier borrowed $4,000 on its line of credit with the Bankers Bank of Kentucky and used $1,675 of its cash and cash equivalents to complete the purchase.  The purchase reduced shareholders’ equity and regulatory capital by the $5,675 purchase price but also reduced the dilutive effect of potential additional common shares. See Note 16 above for additional information on the calculation of diluted earnings per share.

(continued)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013
(Dollars in Thousands, Except Per Share Data)

NOTE 24 – SUBSEQUENT EVENTS

Effective with the close of business on January 15, 2016, Premier completed its purchase of First National Bankshares Corporation (“First National”), a $245 million single bank holding company (as of December 31, 2015) headquartered in Ronceverte, West Virginia.  Under terms of the definitive agreement of merger dated July 6, 2015, each share of First National common stock is entitled to merger consideration of 1.69 shares of Premier common stock.  Premier issued approximately 1.4 million shares of its common stock to the shareholders of First National.  In addition to the shares of Premier common stock, First National shareholders also received a regulatorily approved special dividend of $5.08 per share from the equity of First National as part of the acquisition transaction.  The value of the transaction, including the special dividend, is estimated at $26.3 million.  As of December 31, 2015, First National had total assets of $245 million, total loans of $137 million and total deposits of $205 million.  Management has not yet completed all of the analyses needed to estimate the fair value of the assets and liabilities acquired, both tangible and intangible.

Effective with the close of business on March 4, 2016, Premier merged its newly acquired wholly owned subsidiary First National Bank (a wholly owned subsidiary of First National) with and into its wholly owned subsidiary Premier Bank, Inc.  The resulting merger expands Premier Bank’s footprint into the Greenbrier Valley of West Virginia and into Covington, Virginia along Interstate 64 with six branch locations.

(continued)

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2015

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
December 31, 2015

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
December 31, 2015

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

2.7
Definitive Merger Agreement between Premier Financial Bancorp, Inc. and First National Bankshares Corporation dated July 6, 2015, filed as Exhibit 2.1 to form 8-K filed on July 7, 2015 is incorporated herein by reference.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2015

Exhibit Number	Description of Document
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

***10.1
Premier Financial Bancorp, Inc.'s 2002 Employee Stock Ownership Incentive Plan, filed as Annex A to definitive proxy statement dated May 17, 2002, filed on April 30, 2002 with the Commission, is incorporated herein by reference.

***10.2	Form of Stock Option Agreement pursuant to 2002 Employee Stock Ownership Incentive Plan, filed as Exhibit 10.1 to form 8-K filed January 24, 2005, is incorporated herein by reference.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2015

Exhibit Number	Description of Document
10.3	Loan Agreement between Premier Financial Bancorp, Inc. and First Guaranty Bank, Hammond, Louisiana, filed as Exhibit 10.1 to form 8-K filed May 1, 2008, is incorporated herein by reference.
10.4	Promissory Note to First Guaranty Bank, Hammond, Louisiana, filed as Exhibit 10.2 to form 8-K filed May 1, 2008, is incorporated herein by reference.
10.5	Change in Terms Agreement with First Guaranty Bank, Hammond, Louisiana, filed as Exhibit 10.1 to form 8-K filed January 4, 2010, is incorporated herein by reference.
10.6	Loan Agreement between Premier Financial Bancorp, Inc. and First Guaranty Bank, Hammond, Louisiana, filed as Exhibit 10.1 to form 8-K filed January 7, 2010, is incorporated herein by reference.
10.7	Promissory Note to First Guaranty Bank, Hammond, Louisiana, filed as Exhibit 10.2 to form 8-K filed January 7, 2010, is incorporated herein by reference.
10.8
Commercial Pledge Agreement between Premier Financial Bancorp, Inc. and First Guaranty Bank, Hammond, Louisiana filed as Exhibit 10.3 to form 8-K filed January 7, 2010, is incorporated herein by reference.

10.9
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

10.10	Loan Agreement between Premier Financial Bancorp, Inc. and The Kentucky Bankers’ Bank, Inc. filed as Exhibit 10.1 to form 8-K filed on September 9, 2010, is incorporated herein by reference.
10.11	Term Note to The Kentucky Bankers’ Bank, Inc. filed as Exhibit 10.2 to form 8-K filed on September 9, 2010, is incorporated herein by reference.
10.12
Stock Pledge and Security Agreement between Premier Financial Bancorp, Inc. and The Kentucky Bankers’ Bank, Inc. filed as Exhibit 10.3 to form 8-K filed on September 9, 2010, is incorporated herein by reference.

10.13	Change in Terms Agreement with First Guaranty Bank, Hammond, Louisiana dated May 3, 2011.
10.14	Loan Agreement between Premier Financial Bancorp, Inc. and First Guaranty Bank, Hammond, Louisiana, filed as Exhibit 10.1 to form 8-K filed July 1, 2011, is incorporated herein by reference.
10.15	Promissory Note to First Guaranty Bank, Hammond, Louisiana, filed as Exhibit 10.2 to form 8-K filed July 1, 2011, is incorporated herein by reference.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2015

Exhibit Number	Description of Document
10.16
Commercial Pledge Agreement between Premier Financial Bancorp, Inc. and First Guaranty Bank, Hammond, Louisiana filed as Exhibit 10.3 to form 8-K filed July 1, 2011, is incorporated herein by reference.

***10.17
Premier Financial Bancorp, Inc.'s 2012 Long Term Incentive Plan, filed as Annex A to definitive proxy statement dated May 17, 2012, filed on April 27, 2012 with the Commission, is incorporated herein by reference.

10.18	Loan Agreement between Premier Financial Bancorp, Inc. and First Guaranty Bank, Hammond, Louisiana, filed as Exhibit 10.1 to form 8-K filed June 29, 2012, is incorporated herein by reference.
10.19	Promissory Note to First Guaranty Bank, Hammond, Louisiana, filed as Exhibit 10.2 to form 8-K filed June 29, 2012, is incorporated herein by reference.
10.20
Commercial Pledge Agreement between Premier Financial Bancorp, Inc. and First Guaranty Bank, Hammond, Louisiana filed as Exhibit 10.3 to form 8-K filed June 29, 2012, is incorporated herein by reference.

10.21	Loan Agreement between Premier Financial Bancorp, Inc. and The Kentucky Bankers’ Bank, Inc. filed as Exhibit 10.1 to form 8-K filed on September 10, 2012, is incorporated herein by reference.
10.22	Promissory Note to The Kentucky Bankers’ Bank, Inc. filed as Exhibit 10.2 to form 8-K filed on September 10, 2012, is incorporated herein by reference.
10.23
Stock Pledge and Security Agreement between Premier Financial Bancorp, Inc. and The Kentucky Bankers’ Bank, Inc. filed as Exhibit 10.3 to form 8-K filed on September 10, 2012, is incorporated herein by reference.

***10.24	Form of Stock Option Agreement pursuant to 2012 Long Term Incentive Plan, filed as Exhibit 10.1 to form 8-K filed March 21, 2013, is incorporated herein by reference.
10.25
Change in Terms Agreement between Premier Financial Bancorp, Inc. and First Guaranty Bank, Hammond, Louisiana, dated April 24, 2013 related to the Term Note filed as Exhibit 10.1 to form 8-K filed April 30, 2013, is incorporated herein by reference.

10.26
Change in Terms Agreement between Premier Financial Bancorp, Inc. and First Guaranty Bank, Hammond, Louisiana, dated April 24, 2013 related to the Line of Credit filed as Exhibit 10.2 to form 8-K filed April 30, 2013, is incorporated herein by reference.

10.27
Line of Credit Renewal Agreement between Premier Financial Bancorp, Inc. and The Bankers’ Bank of Kentucky, Inc. dated September 7, 2013 filed as Exhibit 10.4 to form 8-K filed September 11, 2013, is incorporated herein by reference.

10.28
Line of Credit Renewal Agreement between Premier Financial Bancorp, Inc. and The Bankers’ Bank of Kentucky, Inc. dated September 7, 2014 filed as Exhibit 10.4 to form 8-K filed October 10, 2014, is incorporated herein by reference.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2015

Exhibit Number	Description of Document
10.29	Loan Agreement between Premier Financial Bancorp, Inc. and First Guaranty Bank, Hammond, Louisiana, filed as Exhibit 10.1 to form 8-K filed August 27, 2015, is incorporated herein by reference.
10.30	Promissory Note to First Guaranty Bank, Hammond, Louisiana, filed as Exhibit 10.2 to form 8-K filed August 27, 2015, is incorporated herein by reference.
10.31
Commercial Pledge Agreement between Premier Financial Bancorp, Inc. and First Guaranty Bank, Hammond, Louisiana filed as Exhibit 10.3 to form 8-K filed August 27, 2015, is incorporated herein by reference.

10.32
Line of Credit Renewal Agreement between Premier Financial Bancorp, Inc. and The Bankers’ Bank of Kentucky, Inc. dated September 7, 2015 filed as Exhibit 10.4 to form 8-K filed October 1, 2015, is incorporated herein by reference.

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
December 31, 2015

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PREMIER FINANCIAL BANCORP, INC.

By: /s/ Robert W. Walker, President
Robert W. Walker, President

Date: March 15, 2016

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ Robert W. Walker	Principal Executive and Director	March 15, 2016
Robert W. Walker

/s/ Brien M. Chase	Principal Financial and Accounting	March 15, 2016
Brien M. Chase	Officer

/s/ Toney K. Adkins	Director	March 10, 2016
Toney K. Adkins

/s/ Harry M. Hatfield	Director	March 10, 2016
Harry M. Hatfield

/s/ Lloyd G. Jackson II	Director	March 10, 2016
Lloyd G. Jackson II

/s/ Philip E. Cline	Director	March 10, 2016
Philip E. Cline

/s/ Keith F. Molihan	Director	March 10, 2016
Keith F. Molihan

/s/ Marshall T. Reynolds	Chairman of the Board	March 10, 2016
Marshall T. Reynolds

/s/ Neal Scaggs	Director	March 10, 2016
Neal Scaggs

/s/ Thomas W. Wright	Director	March 10, 2016
Thomas W. Wright