Form 10-Q
period 2016-03-31
PREMIER FINANCIAL BANCORP INC
filed 2016-05-10
CIK 887919

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Common stock, no par value, – 9,650,830 shares outstanding at April 29, 2016

PREMIER FINANCIAL BANCORP, INC.
MARCH 31, 2016

PREMIER FINANCIAL BANCORP, INC.
MARCH 31, 2016

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

The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America or those normally made in the registrant’s annual report on Form 10-K.  Accordingly, the reader of the Form 10-Q may wish to refer to the registrant’s Form 10-K for the year ended December 31, 2015 for further information in this regard.

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2016 AND DECEMBER 31, 2015
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	(UNAUDITED)
	2016	2015
ASSETS
Cash and due from banks	$35,641	$33,888
Interest bearing bank balances	80,838	32,816
Federal funds sold	8,052	5,835
Cash and cash equivalents	124,531	72,539
Securities available for sale	315,698	255,466
Loans	986,643	849,746
Allowance for loan losses	(9,915)	(9,647)
Net loans	976,728	840,099
Federal Home Loan Bank stock, at cost	3,267	3,072
Premises and equipment, net	24,029	19,841
Real estate and other property acquired through foreclosure	13,426	13,040
Interest receivable	3,715	3,162
Goodwill	37,117	33,796
Other intangible assets	3,768	2,180
Other assets	1,203	1,498
Total assets	$1,503,482	$1,244,693

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Non-interest bearing	$305,512	$271,194
Time deposits, $250,000 and over	70,427	64,062
Other interest bearing	908,237	724,940
Total deposits	1,284,176	1,060,196
Securities sold under agreements to repurchase	24,533	21,694
FHLB advances	1,289	-
Other borrowed funds	10,684	11,292
Subordinated debentures	5,313	-
Interest payable	371	321
Other liabilities	4,385	3,958
Total liabilities	1,330,751	1,097,461

Stockholders' equity
Common stock, no par value; 20,000,000 shares authorized; 9,605,830 shares issued and outstanding at March 31, 2016, and 8,179,731 shares issued and outstanding at December 31, 2015	91,561	69,319
Retained earnings	79,132	77,592
Accumulated other comprehensive income	2,038	321
Total stockholders' equity	172,731	147,232
Total liabilities and stockholders' equity	$1,503,482	$1,244,693

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2016 AND 2015
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended March 31,
	2016	2015
Interest income
Loans, including fees	$12,601	$11,665
Securities available for sale
Taxable	1,428	1,257
Tax-exempt	84	55
Federal funds sold and other	97	36
Total interest income	14,210	13,013

Interest expense
Deposits	977	916
Repurchase agreements and other	7	10
FHLB advances and other borrowings	120	123
Subordinated debentures	51	-
Total interest expense	1,155	1,049

Net interest income	13,055	11,964
Provision for loan losses	312	69
Net interest income after provision for loan losses	12,743	11,895

Non-interest income
Service charges on deposit accounts	961	878
Electronic banking income	762	644
Secondary market mortgage income	40	38
Other	174	145
	1,937	1,705
Non-interest expenses
Salaries and employee benefits	4,991	4,341
Occupancy and equipment expenses	1,512	1,327
Outside data processing	1,321	1,096
Professional fees	150	129
Taxes, other than payroll, property and income	158	196
Write-downs, expenses, sales of other real estate owned, net	239	342
Amortization of intangibles	267	225
FDIC insurance	260	215
Conversion expenses	146	-
Other expenses	1,031	921
	10,075	8,792
Income before income taxes	4,605	4,808
Provision for income taxes	1,626	1,666

Net income	$2,979	$3,142

Net income per share:
Basic	$0.32	$0.39
Diluted	0.32	0.36

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31, 2016 AND 2015
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended March 31,
	2016	2015
Net income	$2,979	$3,142

Other comprehensive income:
Unrealized gains arising during the period	2,632	1,306
Reclassification of realized amount	(4)	-
Net change in unrealized gain on securities	2,628	1,306
Less tax impact	(911)	(444)
Other comprehensive income	1,717	862

Comprehensive income	$4,696	$4,004

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2016
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balances, January 1, 2016	$69,319	$77,592	$321	$147,232
Net income	-	2,979	-	2,979
Other comprehensive income	-	-	1,717	1,717
Cash dividends paid ($0.15 per share)	-	(1,439)	-	(1,439)
Stock issued to acquire subsidiary, net	22,041	-	-	22,041
Stock options exercised	81	-	-	81
Stock based compensation expense	120	-	-	120
Balances, March 31, 2016	$91,561	$79,132	$2,038	$172,731

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2016 AND 2015
(UNAUDITED, DOLLARS IN THOUSANDS)

	2016	2015
Cash flows from operating activities
Net income	$2,979	$3,142
Adjustments to reconcile net income to net cash from operating activities
Depreciation	472	420
Provision for loan losses	312	69
Amortization (accretion), net	577	58
OREO writedowns (gains on sales), net	(11)	177
Stock compensation expense	120	139
Loans originated for sale	-	(1,679)
Secondary market loans sold	-	1,308
Secondary market income	-	(38)
Gain on disposition of securities	(4)	-
Changes in :
Interest receivable	45	114
Other assets	859	544
Interest payable	(37)	(48)
Other liabilities	(1,567)	523
Net cash from operating activities	3,745	4,729

Cash flows from investing activities
Purchases of securities available for sale	-	(8,757)
Proceeds from maturities and calls of securities available for sale	18,389	15,350
Redemption of FRB stock	143	-
Purchase of subsidiaries, net of cash received	16,385	-
Net change in loans	(4,132)	6,587
Purchases of premises and equipment, net	(54)	(180)
Improvements to OREO property	(30)	-
Proceeds from sales of other real estate acquired through foreclosure	71	1,652
Net cash from investing activities	30,772	14,652

Cash flows from financing activities
Net change in deposits	18,823	14,603
Net change in agreements to repurchase securities	671	2,519
Repayment of FHLB Advances	(53)	-
Repayment of other borrowed funds	(608)	(607)
Proceeds from stock option exercises	81	11
Common stock dividends paid	(1,439)	(1,058)
Net cash from financing activities	17,475	15,468

Net change in cash and cash equivalents	51,992	34,849

Cash and cash equivalents at beginning of period	72,539	75,384

Cash and cash equivalents at end of period	$124,531	$110,233

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
THREE MONTHS ENDED MARCH 31, 2016 AND 2015
(UNAUDITED, DOLLARS IN THOUSANDS)

	2016	2015
Supplemental disclosures of cash flow information:
Cash paid during period for interest	$1,196	$1,097

Cash paid during period for income taxes	205	-

Loans transferred to real estate acquired through foreclosure	416	1,140

Additional information regarding the assets acquired and liabilities assumed in the acquisition of First National Bankshares Corporation on January 15, 2016 can be found in Note 10 below.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Premier Financial Bancorp, Inc. (the Company) and its wholly owned subsidiaries (the “Banks”):

				March 31, 2016
		Year	Total	Net Income
Subsidiary	Location	Acquired	Assets	Qtr
Citizens Deposit Bank & Trust	Vanceburg, Kentucky	1991	$393,226	$1,074
Premier Bank, Inc.	Huntington, West Virginia	1998	1,103,194	2,422
Parent and Intercompany Eliminations			7,062	(517)
Consolidated Total			$1,503,482	$2,979

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.  The ASU makes several modifications to Subtopic 825-10 including the elimination of the available-for-sale classification of equity investments, and requires equity investments with readily determinable fair values to be measured at fair value with changes in fair value recognized in net income.  This ASU will become effective for the Company for interim and annual periods beginning after December 15, 2017. The adoption of ASU No. 2016-01 is not expected to have a material impact on the Company's financial statements.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1 - BASIS OF PRESENTATION - continued

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This standard requires organizations to recognizing lease assets and lease liabilities on the balance sheet and disclose key information about leasing requirements for leases that were historically classified as operating leases under previous generally accepted accounting principles. This ASU will become effective for the Company for interim and annual periods beginning after December 15, 2018. Management is currently evaluating the impact of the adoption of this guidance on the Company’s financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting. This ASU will require recognition of the income tax effects of share-based awards in the income statement when the awards vest or are settled (i.e., Additional Paid-in-Capital pools will be eliminated). The guidance in this ASU will become effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted.  The adoption of ASU No. 2016-09 is not expected to have a material impact on the Company's financial statements.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 2 –SECURITIES

Amortized cost and fair value of investment securities, by category, at March 31, 2016 are summarized as follows:

2016	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
Mortgage-backed securities
U. S. sponsored agency MBS - residential	$161,274	$1,512	$(52)	$162,734
U. S. sponsored agency CMO’s - residential	97,904	1,634	(327)	99,211
Total mortgage-backed securities of government sponsored agencies	259,178	3,146	(379)	261,945
U. S. government sponsored agency securities	31,311	87	(8)	31,390
Obligations of states and political subdivisions	22,121	264	(22)	22,363
Total available for sale	$312,610	$3,497	$(409)	$315,698

Amortized cost and fair value of investment securities, by category, at December 31, 2015 are summarized as follows:

2015	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
Mortgage-backed securities
U. S. sponsored agency MBS - residential	$132,661	$540	$(854)	$132,347
U. S. sponsored agency CMO’s - residential	104,530	1,330	(738)	105,122
Total mortgage-backed securities of government sponsored agencies	237,191	1,870	(1,592)	237,469
U. S. government sponsored agency securities	10,401	29	(1)	10,429
Obligations of states and political subdivisions	7,387	184	(3)	7,568
Total available for sale	$254,979	$2,083	$(1,596)	$255,466

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 2–SECURITIES - continued

The amortized cost and fair value of securities at March 31, 2016 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available for sale
Due in one year or less	$5,689	$5,698
Due after one year through five years	38,141	38,319
Due after five years through ten years	8,447	8,576
Due after ten years	1,155	1,160
Mortgage-backed securities of government sponsored agencies	259,178	261,945
Total available for sale	$312,610	$315,698

During the first three months of 2016 the Company sold $47,000 of securities and realized a gain of $4,000.  There were no sales of securities during the first three months of 2015.

Securities with unrealized losses at March 31, 2016 aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S government sponsored agency securities	$5,335	$(8)	$-	$-	$5,335	$(8)
U.S government sponsored agency MBS – residential	27,723	(52)	-	-	27,723	(52)
U.S government sponsored agency CMO – residential	5,419	(33)	17,249	(294)	22,668	(327)
Obligations of states and political subdivisions	5,496	(22)	-	-	5,496	(22)
Total temporarily impaired	$43,973	$(115)	$17,249	$(294)	$61,222	$(409)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 2–SECURITIES - continued

Securities with unrealized losses at December 31, 2015 aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

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

The investment portfolio is predominately high credit quality interest-bearing bonds with defined maturity dates backed by the U.S. Government or Government sponsored entities. The unrealized losses at March 31, 2016 and December 31, 2015 are price changes resulting from changes in the interest rate environment and are considered to be temporary declines in the value of the securities.  Management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery.  Their fair value is expected to recover as the bonds approach their maturity date and/or market conditions improve.

NOTE 3 - LOANS

Major classifications of loans at March 31, 2016 and December 31, 2015 are summarized as follows:

	2016	2015
Residential real estate	$339,969	$285,826
Multifamily real estate	56,316	50,452
Commercial real estate:
Owner occupied	149,137	119,265
Non owner occupied	197,274	188,918
Commercial and industrial	77,801	68,339
Consumer	32,783	31,445
All other	133,363	105,501
	$986,643	$849,746

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 3–LOANS - continued

As more fully discussed under Note 10 below, the table above includes loans purchased in the acquisition of First National Bankshares Corporation (“Bankshares”). The composition of the major classifications of the loans acquired from Bankshares at March 31, 2016 are summarized as follows:

2016
Residential real estate	$52,379
Multifamily real estate	3,414
Commercial real estate:
Owner occupied	22,616
Non owner occupied	10,809
Commercial and industrial	18,261
Consumer	3,040
All other	20,503
$131,022

Activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2016 was as follows:

Loan Class	Balance Dec 31, 2015	Provision (credit) or loan losses	Loans charged-off	Recoveries	Balance March 31, 2016

Residential real estate	$2,501	$78	$49	$9	$2,539
Multifamily real estate	821	(76)	-	-	745
Commercial real estate:
Owner occupied	1,509	21	-	1	1,531
Non owner occupied	2,070	267	-	-	2,337
Commercial and industrial	1,033	(136)	-	36	933
Consumer	307	(11)	44	36	288
All other	1,406	169	60	27	1,542
Total	$9,647	$312	$153	$109	$9,915

Activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2015 was as follows:

Loan Class	Balance Dec 31, 2014	Provision (credit) for loan losses	Loans charged-off	Recoveries	Balance March 31, 2015

Residential real estate	$2,093	$154	$74	$23	$2,196
Multifamily real estate	304	(17)	-	-	287
Commercial real estate:
Owner occupied	1,501	(11)	2	1	1,489
Non owner occupied	2,316	8	-	-	2,324
Commercial and industrial	1,444	165	161	2	1,450
Consumer	243	18	54	34	241
All other	2,446	(248)	59	44	2,183
Total	$10,347	$69	$350	$104	$10,170

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 3–LOANS - continued

Purchased Impaired Loans

The Company holds purchased loans for which there was, at their acquisition date, evidence of deterioration of credit quality since their origination and it was probable, at acquisition, that all contractually required payments would not be collected.  The carrying amount of those loans is as follows at March 31, 2016 and December 31, 2015.

	2016	2015
Residential real estate	$2,189	$-
Commercial real estate
Owner occupied	2,466	131
Non owner occupied	5,511	5,549
Commercial and industrial	385	80
All other	2,430	-
Total carrying amount	$12,981	$5,760
Contractual principal balance	$17,102	$7,251

Carrying amount, net of allowance	$12,916	$5,680

For those purchased loans disclosed above, the Company did not increase the allowance for loan losses for the three-months ended March 31, 2016, nor did it increase the allowance for loan losses for purchased impaired loans during the three-months ended March 31, 2015.

For those purchased loans disclosed above, where the Company can reasonably estimate the cash flows expected to be collected on the loans, a portion of the purchase discount is allocated to an accretable yield adjustment based upon the present value of the future estimated cash flows versus the current carrying value of the loan and the accretable yield portion is being recognized as interest income over the remaining life of the loan.

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 3–LOANS - continued

The accretable yield, or income expected to be collected, on the purchased loans above is as follows at March 31, 2016 and March 31, 2015.

	2016	2015
Balance at January 1	$185	$204
New loans purchased	1,506	-
Accretion of income	(40)	(5)
Reclassifications from non-accretable difference	-	-
Disposals	-	-
Balance at March 31	$1,651	$199

As part of the Bankshares acquisition on January 15, 2016, the Company purchased credit impaired loans for which it was probable at acquisition that all contractually required payments would not be collected.  The contractually required payments of such loans totaled $10,040,000, while the cash flow expected to be collected at acquisition totaled $9,028,000 and the fair value of the acquired loans totaled $7,522,000.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 3–LOANS - continued

Past Due and Non-performing Loans

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of March 31, 2016 and December 31 2015. The recorded investment in non-accrual loans is less than the principal owed on non-accrual loans due to discounts applied to the carrying value of the loan at time of their acquisition and interest payments made by the borrower which have been used to reduce the recorded investment in the loan rather than recognized as interest income.

March 31, 2016	Principal Owed on Non-accrual Loans	Recorded Investment in Non-accrual Loans	Loans Past Due Over 90 Days, still accruing

Residential real estate	$2,581	$2,260	$1,166
Multifamily real estate	422	81	306
Commercial real estate
Owner occupied	1,356	1,317	166
Non owner occupied	2,104	1,997	-
Commercial and industrial	2,291	1,174	382
Consumer	300	275	-
All other	1,057	996	-
Total	$10,111	$8,100	$2,020
Loans included in totals above acquired from Bankshares	$-	$-	$1,219

December 31, 2015	Principal Owed on Non-accrual Loans	Recorded Investment in Non-accrual Loans	Loans Past Due Over 90 Days, still accruing

Residential real estate	$2,367	$2,091	$867
Multifamily real estate	416	75	-
Commercial real estate
Owner occupied	791	773	558
Non owner occupied	3,732	3,400	-
Commercial and industrial	1,460	337	870
Consumer	257	234	-
All other	287	231	737
Total	$9,310	$7,141	$3,032

Nonaccrual loans and impaired loans are defined differently. Some loans may be included in both categories, and some may only be included in one category. Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 3–LOANS - continued

The following table presents the aging of the recorded investment in past due loans as of March 31, 2016 by class of loans:

Loan Class	Total Loans	30-89 Days Past Due	Greater than 90 days past due	Total Past Due	Loans Not Past Due

Residential real estate	$339,969	$4,836	$2,006	$6,842	$333,127
Multifamily real estate	56,316	1,101	387	1,488	54,828
Commercial real estate:
Owner occupied	149,137	1,356	1,265	2,621	146,516
Non owner occupied	197,274	1,383	1,969	3,352	193,922
Commercial and industrial	77,801	353	1,374	1,727	76,074
Consumer	32,783	292	105	397	32,386
All other	133,363	3,303	974	4,277	129,086
Total	$986,643	$12,624	$8,080	$20,704	$965,939
Loans included in totals above acquired from Bankshares	$131,022	$788	$1,219	$2,007	$129,015

The following table presents the aging of the recorded investment in past due loans as of December 31, 2015 by class of loans:

Loan Class	Total Loans	30-89 Days Past Due	Greater than 90 days past due	Total Past Due	Loans Not Past Due

Residential real estate	$285,826	$6,298	$1,681	$7,979	$277,847
Multifamily real estate	50,452	1,415	75	1,490	48,962
Commercial real estate:
Owner occupied	119,265	1,354	1,195	2,549	116,716
Non owner occupied	188,918	2,481	3,400	5,881	183,037
Commercial and industrial	68,339	220	1,064	1,284	67,055
Consumer	31,445	288	101	389	31,056
All other	105,501	3,157	935	4,092	101,409
Total	$849,746	$15,213	$8,451	$23,664	$826,082

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 3–LOANS - continued

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2016:
	Allowance for Loan Losses				Loan Balances
Loan Class	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total

Residential real estate	$6	$2,533	$-	$2,539	$541	$337,239	$2,189	$339,969
Multifamily real estate	-	745	-	745	1,058	55,258	-	56,316
Commercial real estate:
Owner occupied	52	1,479	-	1,531	438	146,233	2,466	149,137
Non-owner occupied	125	2,212	-	2,337	5,281	186,482	5,511	197,274
Commercial and industrial	150	718	65	933	311	77,105	385	77,801
Consumer	-	288	-	288	-	32,783	-	32,783
All other	-	1,542	-	1,542	750	130,183	2,430	133,363
Total	$333	$9,517	$65	$9,915	$8,379	$965,283	$12,981	$986,643

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

The following table presents loans individually evaluated for impairment by class of loans as of March 31, 2016.  The table includes $65 of loans acquired with deteriorated credit quality that are still individually evaluated for impairment.

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Residential real estate	$544	$535	$-
Multifamily real estate	1,399	1,058	-
Commercial real estate
Owner occupied	82	76	-
Non owner occupied	4,677	4,571	-
Commercial and industrial	907	161	-
All other	805	750	-
	8,414	7,151	-
With an allowance recorded:
Residential real estate	43	6	6
Commercial real estate
Owner occupied	364	362	52
Non-owner occupied	710	710	125
Commercial and industrial	518	215	215
	1,635	1,293	398
Total	$10,049	$8,444	$398

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

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Residential real estate	$636	$575	$-
Multifamily real estate	416	75	-
Commercial real estate
Owner occupied	276	269	-
Non owner occupied	6,554	6,222	-
Commercial and industrial	1,160	391	-
All other	805	750	-
	9,847	8,282	-
With an allowance recorded:
Commercial real estate
Owner occupied	$177	$177	$44
Non owner occupied	280	280	22
Commercial and industrial	528	233	233
	985	690	299
Total	$10,832	$8,972	$299

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 3–LOANS - continued

The following table presents the average balance of loans individually evaluated for impairment and interest income recognized on these loans for the three months ended March 31, 2016 and March 31, 2015. The table includes loans acquired with deteriorated credit quality that are still individually evaluated for impairment.

	Three months ended March 31, 2016			Three months ended March 31, 2015
Loan Class	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized

Residential real estate	$558	$5	$4	$135	$1	$1
Multifamily real estate	566	13	12	1,796	-	-
Commercial real estate:
Owner occupied	441	-	-	1,457	9	8
Non-owner occupied	5,892	50	41	4,800	48	48
Commercial and industrial	500	3	3	987	4	4
All other	750	-	-	6,195	16	11
Total	$8,707	$71	$60	$15,370	$78	$72

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

The following table presents TDR’s as of March 31, 2016 and December 31, 2015:

March 31, 2016	TDR’s on Non-accrual	Other TDR’s	Total TDR’s

Residential real estate	$50	$470	$520
Multifamily real estate	-	2,193	2,193
Commercial real estate
Owner occupied	-	610	610
Non owner occupied	-	549	549
Commercial and industrial	-	405	405
All other	723	-	723
Total	$773	$4,227	$5,000

December 31, 2015	TDR’s on Non-accrual	Other TDR’s	Total TDR’s

Residential real estate	$7	$222	$229
Multifamily real estate	-	2,201	2,201
Commercial real estate
Non owner occupied	-	454	454
Commercial and industrial	-	396	396
All other	-	723	723
Total	$7	$3,996	$4,003

At March 31, 2016 $151,000 in specific reserves was allocated to loans that had restructured terms.  At December 31, 2015 there were no specific reserves allocated to loans that had restructured terms.  As of March 31, 2016 and December 31, 2015, there were no commitments to lend additional amounts to these borrowers.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 3–LOANS - continued

The following table presents TDR’s that occurred during the three months ended March 31, 2016 and 2015.

	Three months ended March 31, 2016			Three months ended March 31, 2015
Loan Class	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Residential real estate	2	$299	$299	-	$-	$-
Multifamily real estate	-	-	-	1	1,543	1,543
Commercial real estate				-
Owner occupied	2	610	610	-	-	-
Non owner occupied	1	100	100	-	-	-
Commercial and industrial	1	20	20	-	-	-
Total	6	$1,029	$1,029	1	$1,543	$1,543

The modifications reported above for the three months ended March 31, 2016 involve one borrowing relationship that did not include any permanent reduction of the recorded investment in the loans nor change in the interest rate on the loans. The Company has modified the terms of the loans by extending payment terms and requiring interest only payments during a period of loan rehabilitation. These periods have exceeded normal extension and interest only periods customarily offered by the Company. During the three month ended March 31, 2016, the Company increased the allowance for loan losses by $145,000 related to these loans.

The modification of the multifamily residential real estate loan during the three months ended March 31, 2015 did not include a permanent reduction of the recorded investment in the loan and did not increase the allowance for loan losses during the period. The modification included a lengthening of the amortization period and reduction in the stated interest rate, however the maturity date was reduced to the end of a fifteen month forbearance period with a balloon payment due at maturity. The modified loan paid in full during the three months ended June 30, 2015.

During the three months ended March 31, 2016 and the three months ended March 31, 2015, there were no TDR’s for which there as a payment default within twelve months following the modification.

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 3–LOANS - continued

As of March 31, 2016, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

Loan Class	Pass	Special Mention	Substandard	Doubtful	Total Loans

Residential real estate	$324,652	$6,164	$9,147	$6	$339,969
Multifamily real estate	52,858	1,184	2,274	-	56,316
Commercial real estate:
Owner occupied	137,121	6,917	5,099	-	149,137
Non-owner occupied	187,493	4,039	5,742	-	197,274
Commercial and industrial	74,363	1,795	1,602	41	77,801
Consumer	31,909	221	653	-	32,783
All other	124,317	6,882	2,164	-	133,363
Total	$932,713	$27,202	$26,681	$47	$986,643
Loans included in totals above acquired from Bankshares	$123,006	$2,361	$5,655	$-	$131,022

As of December 31, 2015, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

Loan Class	Pass	Special Mention	Substandard	Doubtful	Total Loans

Residential real estate	$273,741	$5,389	$6,689	$7	$285,826
Multifamily real estate	46,135	2,041	2,276	-	50,452
Commercial real estate:
Owner occupied	112,989	3,964	2,312	-	119,265
Non-owner occupied	179,179	2,891	6,848	-	188,918
Commercial and industrial	64,563	2,859	873	44	68,339
Consumer	31,000	269	176	-	31,445
All other	101,839	2,490	1,172	-	105,501
Total	$809,446	$19,903	$20,346	$51	$849,746

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

These quantitative measures established by regulation to ensure capital adequacy require the Company and Banks to maintain minimum amounts and ratios (set forth in the following table) of Common Equity Tier 1 Capital, Tier 1 Capital and Total Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 Capital (as defined) to average assets (as defined). Management believes, as of March 31, 2016 the Company and the Banks meet all quantitative capital adequacy requirements to which they are subject.

Beginning in 2016, a new capital buffer computation is being phased-in over the next three-years as a component of regulatory capital.  By maintaining Premier’s regulatory capital ratios in excess of the phased-in capital buffer, the Company will avoid regulatorily imposed limitations on dividends and discretionary bonus payments to management.  The capital buffer percentage required in 2016 is an additional 0.625% added to the minimum capital ratios.  By maintaining well capitalized ratios, Premier’s subsidiary banks will meet the capital buffer requirement through the end of 2018.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

Shown below is a summary of regulatory capital ratios for the Company:
	Mar 31, 2016	December 31, 2015	Regulatory Minimum Requirements	To Be Considered Well Capitalized
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	13.3%	13.6%	4.5%	6.5%
Tier 1 Capital (to Risk-Weighted Assets)	13.9%	13.6%	6.0%	8.0%
Total Capital (to Risk-Weighted Assets)	14.9%	14.7%	8.0%	10.0%
Tier 1 Capital (to Average Assets)	10.0%	9.4%	4.0%	5.0%

As of March 31, 2016, the most recent notification from each of the Banks’ primary Federal regulators categorized the subsidiary Banks as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Banks must maintain minimum Common Equity Tier 1 risk-based, Tier 1 risk-based, Total risk-based and Tier 1 leverage ratios as set forth in the preceding table.  There are no conditions or events since that notification that management believes have changed the Banks’ categories.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 5 – FEDERAL HOME LOAN BANK ADVANCES

As part of the acquisition of Bankshares, the Company assumed five amortizing advances from FHLB-Pittsburgh to First National Bank, its wholly owned subsidiary, totaling $1,261,000 as of the January 15, 2016 acquisition date. The borrowings have stated fixed interest rates ranging from 4.320% to 4.930%, with penalties for prepayment, maturity dates ranging from December 2017 to May 2025, and are collateralized by FHLB stock and qualifying first mortgage loans owned by the Company. The carrying value of the advances include the remaining unamortized fair value adjustments recorded as a result of the acquisition of Bankshares on January 15, 2016.  Reported interest expense on the advances includes the periodic accretion of the fair value adjustments.  Principal payments on the advances for the next five years are as follows:

2016	$200
2017	278
2018	157
2019	145
2020	110
Thereafter	319
Principal amount outstanding at March 31, 2016	$1,209

There were no borrowings outstanding at December 31, 2015.

NOTE  6 – SUBORDINATED DEBENTURES

As part of the acquisition of Bankshares, the Company formally assumed $6,186,000 of junior subordinated debentures (“Debentures”) issued to FNB Capital Trust One (“Trust”), a statutory business trust formed by Bankshares on February 26, 2004.  The Debentures were issued to Trust in exchange for ownership of all of the common equity of Trust and the proceeds of mandatorily redeemable securities sold by Trust to third party investors (“Capital Securities”).  Interest on the Debentures is payable quarterly to the Trust at a variable interest rate equal to the three month London Interbank Offered Rate (LIBOR) plus 2.95% updated quarterly.  The interest rate on the Debentures was 3.569% at March 31, 2016.  The Company is not considered the primary beneficiary of this trust (variable interest entity), therefore Trust is not consolidated in the Company’s financial statements, but rather the Debentures are shown as a liability. The Debentures mature on April 24, 2034; however, the Company may redeem the Debentures, in whole or in part, at 100% of the principal amount plus any accrued and unpaid interest.  The Debentures held by Trust are the sole asset of the trust.  The Debentures held by Trust may be included in the Tier 1 capital of the Company (with certain limitations applicable) under current regulatory guidelines and interpretations.

The carrying value of the Debentures includes the remaining unamortized fair value adjustment recorded as a result of the acquisition of Bankshares on January 15, 2016.  Reported interest expense on the Debentures includes the periodic amortization of the fair value adjustment.  The Company’s investment in the common stock of the trust is $186,000 and is included in other assets.

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

On March 16, 2016, 50,900 incentive stock options were granted out of the 2012 Long Term Incentive Plan at an exercise price of $14.90, the closing market price of Premier’s common stock on the grant date. These options vest in three equal annual installments ending on March 16, 2019.  On March 18, 2015, 47,650 incentive stock options were granted out of the 2012 Long Term Incentive Plan at an exercise price of $14.72, the closing market price of Premier’s common stock on the grant date.  These options vest in three equal annual installments ending on   March 18, 2018.

On March 16, 2016, 7,000 shares of Premier’s common stock were granted to President and CEO, Robert W. Walker as stock-based bonus compensation under the 2012 Long-term Incentive Plan. The fair value of the stock at the time of the grant was $14.90 per share based upon the closing price of Premier’s stock on the date of grant and $104,000 of stock-based compensation was recorded as a result.  On March 18, 2015, 7,000 shares of Premier’s common stock were granted to President and CEO, Robert W. Walker as stock-based bonus compensation under the 2012 Long-term Incentive Plan.  The fair value of the stock at the time of the grant was $14.72 per share based upon the closing price of Premier’s stock on the date of grant and $103,000 of stock-based compensation was recorded as a result.

Compensation expense of $120,000 was recorded for the first three months of 2016 while $139,000 was recorded for the first three months of 2015, including the compensation expense related to the stock grants to Mr. Walker.  Stock-based compensation expense related to incentive stock option grants is recognized ratably over the requisite vesting period for all awards. Unrecognized stock-based compensation expense related to stock options totaled $100,000 at March 31, 2016. This unrecognized expense is expected to be recognized over the next 35 months based on the vesting periods of the options.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  8 – EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the earnings per common share and earnings per common share assuming dilution computations for the three months ended   March 31, 2016 and 2015 is presented below:

	Three Months Ended March 31,
	2016	2015
Basic earnings per share
Income available to common stockholders	$2,979	$3,142
Weighted average common shares outstanding	9,374,312	8,143,326
Earnings per share	$0.32	$0.39

Diluted earnings per share
Income available to common stockholders	$2,979	$3,142
Weighted average common shares outstanding	9,374,312	8,143,326
Add dilutive effects of potential additional common stock	60,883	488,900
Weighted average common and dilutive potential common shares outstanding	9,435,195	8,632,226
Earnings per share assuming dilution	$0.32	$0.36

Stock options for 20,000 and 23,500 shares of common stock were not considered in computing diluted earnings per share for the three months ended March 31, 2016 and 2015 because they were antidilutive.

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  9 – FAIR VALUE - continued

The carrying amounts and estimated fair values of financial instruments at March 31, 2016 were as follows:

Fair Value Measurements at March 31, 2016 Using
Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and due from banks	$116,479	$116,479	$-	$-	$116,479
Federal funds sold	8,052	8,052	-	-	8,052
Securities available for sale	315,698	-	315,698	-	315,698
Loans, net	976,728	-	-	976,296	976,296
Federal Home Loan Bank stock	3,267	n/	a	n/	a	n/	a	n/	a
Interest receivable	3,715	13	994	2,708	3,715

Financial liabilities
Deposits	$(1,284,176)	$(907,270)	$(375,088)	$-	$(1,282,358)
Securities sold under agreements to repurchase	(24,533)	-	(24,533)	-	(24,533)
FHLB advances	(1,289)	-	(1,300)	-	(1,300)
Other borrowed funds	(10,684)	-	(10,841)	-	(10,841)
Subordinated debt	(5,313)	-	(5,313)	-	(5,313)
Interest payable	(371)	(7)	(364)	-	(371)

The carrying amounts and estimated fair values of financial instruments at December 31, 2015 were as follows:

		Fair Value Measurements at December 31, 2015 Using
	Carrying Amount	Level 1		Level 2		Level 3		Total
Financial assets
Cash and due from banks	$66,704	$66,704		$-		$-		$66,704
Federal funds sold	5,835	5,835		-		-		5,835
Securities available for sale	255,466	-		255,466		-		255,466
Loans, net	840,099	-		-		838,867		838,867
Federal Home Loan Bank stock	3,072	n/	a	n/	a	n/	a	n/	a
Interest receivable	3,162	-		633		2,529		3,162

Financial liabilities
Deposits	$(1,060,196)	$(726,018)		$(331,747)		$-		$(1,057,765)
Securities sold under agreements to repurchase	(21,694)	-		(21,694)		-		(21,694)
Other borrowed funds	(11,292)	-		(11,318)		-		(11,318)
Interest payable	(321)	(6)		(315)		-		(321)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  9 – FAIR VALUE - continued

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at March 31, 2016 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale
Mortgage-backed securities
U. S. agency MBS - residential	$162,734	$-	$162,734	$-
U. S. agency CMO’s - residential	99,211	-	99,211	-
Total mortgage-backed securities of government sponsored agencies	261,945	-	261,945	-
U. S. government sponsored agency securities	31,390	-	31,390	-
Obligations of states and political subdivisions	22,363	-	22,363	-
Total available for sale	$315,698	$-	$315,698	$-

		Fair Value Measurements at December 31, 2015 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale
Mortgage-backed securities
U. S. agency MBS - residential	$132,347	$-	$132,347	$-
U. S. agency CMO’s	105,122	-	105,122	-
Total mortgage-backed securities of government sponsored agencies	237,469	-	237,469	-
U. S. government sponsored agency securities	10,429	-	10,429	-
Obligations of states and political subdivisions	7,568	-	7,568	-
Total securities available for sale	$255,466	$-	$255,466	$-

There were no transfers between Level 1 and Level 2 during 2016 or 2015.

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  9 – FAIR VALUE - continued

Assets and liabilities measured at fair value on a non-recurring basis at March 31, 2016 are summarized below:

		Fair Value Measurements at March 31, 2016 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Commercial real estate
Owner occupied	$309	$-	$-	$309
Non-owner occupied	405	-	-	405
Total impaired loans	$714	$-	$-	$714

Other real estate owned:
Residential real estate	$608	$-	$-	$608
Commercial real estate
Owner occupied	259	-	-	259
Non-owner occupied	2,253	-	-	2,253
All other	4,898	-	-	4,898
Total OREO	$8,018	$-	$-	$8,018

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $1,293,000 at March 31, 2016 with a valuation allowance of $398,000 and a carrying amount of $690,000 at December 31, 2015 with a valuation allowance of $299,000 resulting in a provision for loan losses of $99,000 for the three months ended March 31, 2016, compared to a $9,000 in provision for loan losses for the three months ended March 31, 2015. The detail of impaired loans by loan class is contained in Note 3 above.

Other real estate owned measured at fair value less costs to sell, had a net carrying amount of $8,018,000 which is made up of the outstanding balance of $10,758,000 net of a valuation allowance of $2,740,000 at March 31, 2016.  There were no write downs during the three months ended March 31, 2015, and $50,000 of write downs during the three months ended March 31, 2015. At December 31, 2015, other real estate owned had a net carrying amount of $8,059,000, made up of the outstanding balance of $10,825,000, net of a valuation allowance of $2,766,000.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  9 – FAIR VALUE - continued

The significant unobservable inputs related to assets and liabilities measured at fair value on a non-recurring basis at March 31, 2016 are summarized below:

	March 31, 2016	Valuation Techniques	Unobservable Inputs	Range (Weighted Avg)
Impaired loans:
Commercial real estate
Owner occupied	$309	sales comparison	adjustment for limited salability of specialized property	44.8%-76.3% (72.9%)
Non-owner occupied	405	sales comparison	adjustment for limited salability of specialized property	8.0%-8.0% (8.0%)
Total impaired loans	$714

Other real estate owned:
Residential real estate	$608	sales comparison	adjustment for differences between the comparable sales	0.7%-31.6% (24.7%)
Commercial real estate
Owner occupied	259	sales comparison	adjustment for differences between the comparable sales	25.4%-41.3% (38.8%)
Non-owner occupied	2,253	sales comparison	adjustment for differences between the comparable sales	21.9%-23.4% (23.1%)
All other	4,898	sales comparison	adjustment for estimated realizable value	18.9%-46.6% (27.5%)
Total OREO	$8,018

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 10 – ACQUISITION OF FIRST NATIONAL BANKSHARES CORPORATION

Effective at the close of business on January 15, 2016, Premier completed its purchase of First National Bankshares Corporation (“Bankshares”), a $237.5 million single bank holding company headquartered in Ronceverte, West Virginia.  Under terms of an agreement of merger dated July 6, 2015, Premier issued 1.69 shares of its common stock for each share of Bankshares for a total of 1.4 million shares and an acquisition value of approximately $22.0 million.  Based on the initial preliminary valuation of the fair value of tangible and intangible assets acquired and liabilities assumed the purchase price resulted in approximately $3.32 million in goodwill and $1.85 million in core deposit intangible, none of which is deductible for tax purposes.  The core deposit intangible will be amortized using an accelerated method.  The following table presents estimated amortization of the Bankshares core deposit intangible for each of the next five years.

2016	$319
2017	288
2018	234
2019	202
2020	199
Thereafter	613
Total core deposit intangible acquired	$1,855

The valuations of loans, premises and equipment and core deposit intangible are still preliminary and subject to change.  United States generally accepted accounting principles (“U.S. GAAP”) provides up to twelve months following the date of acquisition in which management can finalize the fair values of acquired assets and assumed liabilities. Material events that occur during the measurement period will be analyzed to determine if the new information reflected facts and circumstances that existed on the acquisition date. The measurement period ends as soon as the Company receives the information it was seeking about facts and circumstances that existed as of the acquisition date or learns more information is unobtainable. The measurement period is limited to one year from the acquisition date. Once management has finalized the fair values of acquired assets and assumed liabilities within this twelve month period, management considers such values to be the “Day One Fair Values.”  Based on management’s preliminary valuation of the fair value of tangible and intangible assets acquired and liabilities assumed, the purchase price for the Bankshares acquisition is allocated in the table below.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 10 – ACQUISITION OF FIRST NATIONAL BANKSHARES CORPORATION - continued

Net assets acquired via the acquisition are shown in the table below.

First National Bankshares
Cash and due from banks	$16,385
Securities available for sale	76,612
Loans, net	132,954
Premises and equipment	4,606
Goodwill and other intangible assets	5,176
Other assets	1,764
Total assets acquired	237,497

Deposits	(205,174)
Repurchase agreements	(2,168)
FHLB borrowings	(1,347)
Subordinated debt	(5,307)
Other liabilities	(1,460)
Total liabilities assumed	(215,456)
Net assets acquired	$22,041

The fair value of net assets acquired includes fair value adjustments to certain receivables that were not considered impaired as of the acquisition date. The fair value adjustments were determined using discounted contractual cash flows.  However, the Company believes that all contractual cash flows related to these non-impaired financial instruments will be collected. As such, these receivables were not considered impaired at the acquisition date and were not subject to the accounting guidance relating to purchase credit impaired loans, which have shown evidence of credit deterioration since origination. The non-impaired loans excluded from the purchase credit impairment guidance were recorded at an estimated fair value of $125,433,000 and had gross contractual amounts receivable of $127,347,000 on the date of acquisition.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
MARCH 31, 2016

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

Net income for the three months ended March 31, 2016 was $2,979,000, or $0.32 per diluted share, compared to net income of $3,142,000, or $0.36 per diluted share for the three months ended March 31, 2015. The decrease in income in the first three months of 2016 is largely due to an increase in provision for loan losses compared to the first three months of 2015 and an increase in operating expenses from the operations of the acquired First National Bank (“First National”), which were not included in Premier’s first quarter 2015 results.  First National, a wholly owned subsidiary of First National Bankshares Corporation (“Bankshares”) headquartered in Ronceverte, West Virginia, was purchased as part of Premier’s acquisition of Bankshares on January 15, 2016.  Premier issued 1.4 million shares of its common stock valued at approximately $22,041,000 to the shareholders of Bankshares.  On March 4, 2016, as part of Premier’s assimilation of Bankshares, First National was converted to Premier’s operating systems and merged into Premier Bank, Inc., a wholly own subsidiary of Premier.  The six branches of First National became branches of Premier Bank and now comprise the bank’s second largest operating division.  The operations of First National’s six branches plus the operations of Bankshares are only included in the operations of Premier since the January 15, 2016 acquisition date.  The decrease in net income related to the provision for loan losses is due to $69,000 of provision expense recorded during the first three months of 2015, which compares to $312,000 of provision expense recorded during the first three months of 2016.  The annualized returns on average common shareholders’ equity and average assets were approximately 7.06% and 0.83% for the three months ended March 31, 2016 compared to 8.46% and 1.00% for the same period in 2015.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
MARCH 31, 2016

   Net interest income for the quarter ended March 31, 2016 totaled $13.055 million, up $1.091 million, or 9.1%, from the $11.964 million of net interest income earned in the first quarter of 2015.  Interest income in 2016 increased by $1.197 million, or 9.2%, largely due to a $1.637 million increase in interest income from the operations of First National, partially offset by a $440,000, or 3.3%, decrease in interest income from Premier’s other operations.  Interest earned on investments increased by $200,000, or 15.2%, due to the addition of $215,000 of interest income on investments added via the acquisition of First National, partially offset by a $15,000 decrease in interest income on investments from Premier’s other operations.  Interest earned on federal funds sold and interest bearing bank balances increased by $61,000 largely due to higher yields earned on these highly liquid assets.

Interest expense increased in total during the first three months of 2016 by $106,000, or 10.1%, when compared to the same three months of 2015.  Interest expense increased by $243,000 due to the addition of the operations acquired from Bankshares, including $192,000 of interest expense on the deposits and borrowings of First National and $51,000 of interest expense on subordinated debentures assumed by Premier as part of the acquisition of Bankshares.  The subordinated debentures can be included as a portion of Premier’s regulatory Tier 1 capital, subject to certain conditions and limitations.  Partially offsetting the $243,000 increase in interest expense from the addition of the operations acquired from Bankshares was a $137,000, or 13.1%, decrease in interest expense from Premier’s other operations largely due to a $123,000, or 13.4%, decrease in interest expense on deposits and a $10,000, or 8.1%, decrease in interest expense on other borrowings.

Premier’s net interest margin during the first three months of 2016 was 3.93% compared to 4.17% for the same period in 2015.  Impacting the comparison of Premier’s net interest margin in 2016 with its net interest margin in 2015 are the assets and liabilities acquired via the Bankshares purchase, which generated additional net interest income in the first three months of 2016 compared to the net interest income in the first three months of 2015 but not necessarily at the same net interest margin as Premier’s historical yields.  As shown in the table below, while Premier’s yield earned on federal funds sold and interest bearing bank balances increased to 0.67% in the first three months of 2016, the average yield earned on securities available for sale and total loans outstanding both decreased when compared to the first three months of 2015, largely due to the acquired earning assets of First National.  However, the average rate paid on interest bearing liabilities decreased very little in the first three months of 2016, as decreases in the average rates paid on interest-bearing deposits, short-term borrowings and other borrowings were partially offset by higher average rates paid on the FHLB advances and subordinated debentures assumed in the acquisition of Bankshares.  The overall effect was to reduce Premier’s net interest spread by 23 basis points to 3.80% and its net interest margin by 24 basis points to 3.93% in the first three months of 2016 when compared to the first three months of 2015.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
MARCH 31, 2016

Additional information on Premier’s net interest income for the first quarter of 2016 and first quarter of 2015 is contained in the following table.

PREMIER FINANCIAL BANCORP, INC.
AVERAGE CONSOLIDATED BALANCE SHEETS
AND NET INTEREST INCOME ANALYSIS

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
Assets
Interest Earning Assets
Federal funds sold and other	$58,597	$97	0.67%	$60,393	$36	0.24%
Securities available for sale
Taxable	299,033	1,428	1.91	221,320	1,257	2.27
Tax-exempt	18,111	84	2.81	8,391	55	3.97
Total investment securities	317,144	1,512	1.96	229,711	1,312	2.33
Total loans	963,693	12,601	5.26	875,720	11,665	5.40
Total interest-earning assets	1,339,434	14,210	4.28%	1,165,824	13,013	4.53%
Allowance for loan losses	(9,742)			(10,411)
Cash and due from banks	32,994			32,109
Other assets	80,854			73,880
Total assets	$1,443,540			$1,261,402

Liabilities and Equity
Interest-bearing liabilities
Interest-bearing deposits	$940,630	977	0.42	$823,382	916	0.45
Short-term borrowings	20,328	7	0.14	16,095	10	0.25
FHLB advances	1,059	7	2.66	-	-	-
Other borrowings	11,014	113	4.13	11,395	123	4.38
Subordinated debentures	4,379	51	4.68	-	-	-
Total interest-bearing liabilities	977,410	1,155	0.48%	850,872	1,049	0.50%
Non-interest bearing deposits	292,583			257,304
Other liabilities	4,648			4,703
Stockholders’ equity	168,899			148,523
Total liabilities and equity	$1,443,540			$1,261,402

Net interest earnings		$13,055			$11,964
Net interest spread			3.80%			4.03%
Net interest margin			3.93%			4.17%

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
MARCH 31, 2016

Non-interest income increased by $232,000, or 13.6%, to $1,937,000 for the first three months of 2016 compared to the same three months of 2015. Service charges on deposit accounts increased by $83,000, or 9.5%, electronic banking income (income from debit/credit cards, ATM fees and internet banking charges) increased by $118,000, or 18.3%, and income from other sources increased by $31,000, or 16.9%.  The increases in these non-interest income sources is largely due to the inclusion of the operations of First National in 2016.

Non-interest expenses for the first quarter of 2016 totaled $10,075,000, or 2.81% of average assets on an annualized basis, compared to $8,792,000, or 2.83% of average assets for the same period of 2015. The $1,283,000 increase in non-interest expenses in 2016 when compared to the first quarter of 2015 is largely due to a $1,276,000 increase in non-interest expense from the operations of the six branches of First National and $146,000 of expenses directly incurred during the quarter to convert First National’s operating and data systems.  These increases were partially offset by a $139,000, or 1.6%, decrease in non-interest expense from Premier’s other operations.  Largely as a result of the First National operations, staff costs increased by $650,000, or 15.0%, occupancy and equipment expenses increased by $185,000, or 13.9%, data processing costs (excluding conversion costs) increased by $225,000, or 20.5%, and FDIC insurance costs increased by $45,000, or 20.9%.  These increases were partially offset by a $38,000, or 19.4%, decrease in taxes not based on income, and a $103,000, or 30.1%, decrease in OREO expenses and writedowns when compared to the first quarter of 2015.

Income tax expense was $1,626,000 for the first three months of 2016 compared to $1,666,000 for the first three months of 2015. The effective tax rate for the three months ended March 31, 2016 was 35.3% compared to the 34.7% effective tax rate for the same period in 2015. The increase in income tax expense can be primarily attributed to the full phase-in of the 35% maximum federal corporate income tax rate in 2016 due to Premier’s projected taxable income for the year versus a partial phase-in of the 35% federal corporate income tax rate in 2015.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
MARCH 31, 2016

B.        Financial Position

Total assets at March 31, 2016 increased by $258.8 million to $1.503 billion from the $1.245 billion at December 31, 2015.  The increase in total assets since year-end is largely due to the $237.5 million of assets from the Bankshares acquisition in January 2016, plus an $18.8 million increase in deposits from Premier’s other operations.  Earning assets increased by $247.7 million from the $1.147 billion at year-end 2015 to end the quarter at $1.395 billion including an increase of $224.0 million of earning assets from the Bankshares acquisition.

Cash and due from banks at March 31, 2016 was $35.6 million, a $1.7 million increase from the $33.9 million at December 31, 2015. Interest bearing bank balances increased by $48.0 million from the $32.8 million reported at December 31, 2015 and federal funds sold increased by $2.2 million to $8.1 million at March 31, 2016.  The increases are partially due to the Bankshares acquisition which added approximately $2.4 million of cash and due from banks and $14.0 million of interest bearing bank balances.  Changes in these highly liquid assets are generally in response to increases in deposits, the demand for deposit withdrawals or the funding of loans or investment purchases and are part of Premier’s management of its liquidity and interest rate risks.  The increase in interest bearing bank balances and federal funds sold during the first three months of 2016 was largely in response to increases in available funds from investment maturities plus an increase in total deposits outstanding at the end of the quarter.

Securities available for sale totaled $315.7 million at March 31, 2016, a $60.2 million increase from the $255.5 million at December 31, 2015.  The increase was largely due to the $76.6 million of securities available for sale added from the Bankshares acquisition.  Otherwise, securities decreased by $16.4 primarily due to proceeds from monthly principal payments on Premier’s mortgage backed securities portfolio and securities maturing during the quarter, which more than offset a $2.6 million increase in the market value of the securities available for sale.  The investment portfolio is predominately high quality residential mortgage backed securities backed by the U.S. Government or Government sponsored agencies. Any unrealized losses on securities within the portfolio at March 31, 2016 and December 31, 2015 are believed to be price changes resulting from increases in the long-term interest rate environment and management anticipates receiving all principal and interest on these investments as they come due.  Additional details on investment activities can be found in the Consolidated Statements of Cash Flows.

Total loans at March 31, 2016 were $986.6 million compared to $849.7 million at December 31, 2015, an increase of approximately $136.9 million, or 16.1%.  The increase in loans was largely due to the $133.0 million of loans added from the Bankshares acquisition.  Total loans also increased by $3.9 million during the first three months of 2016 as internal loan growth at Premier’s other operations more than offset regular principal payments, loan payoffs and transfers of loans to OREO upon foreclosure.

              Premises and equipment increased by $4.2 million, as the $4.6 million of premises and equipment of the six branches of First National was partially offset by normal quarterly depreciation of fixed assets.  Goodwill and other intangible assets increased by $4.9 million, as the $5.2 million of intangible assets generated by the acquisition of Bankshares was partially offset by $267,000 of core deposit intangible amortization.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
MARCH 31, 2016

    Deposits totaled $1.284 billion as of March 31, 2016, a $224.0 million, or 21.1%, increase from the $1.060 billion in deposits at December 31, 2015.  The overall increase in deposits is largely due to the $205.2 million of deposits assumed in Bankshares acquisition plus an additional $18.8 million, or 1.8%, increase in deposits from Premier’s other operations.  The $18.8 million increase in deposits includes a $10.3 million, or 3.8%, increase in non-interest bearing deposits, a $7.1 million, or 3.8%, increase in interest bearing transaction accounts, and a $11.5 million, or 4.3%, increase in savings and money market accounts. .  These increases more than offset a $10.1 million, or 3.0%, decrease in certificates of deposit.  Repurchase agreements with corporate and public entity customers increased in the first quarter of 2016 by $2.8 million, or 13.1%, which includes $2.2 million obtained by the acquisition of Bankshares.  Other borrowings decreased by $608,000 since year-end 2015 due to scheduled principal payments plus additional principal payments on Premier’s existing borrowings.  However, Premier assumed approximately $1.4 million of FHLB advances made to First National, reduced by principal payments since January, and also assumed $6.186 million of subordinated debentures issued by Bankshares, reduced by $873,000 of fair value adjustments, as a result of the acquisition of Bankshares in January 2016.

The following table sets forth information with respect to the Company’s nonperforming assets at March 31, 2016 and December 31, 2015.

	(In Thousands)
	2016	2015
Non-accrual loans	$8,100	$7,141
Accruing loans which are contractually past due 90 days or more	2,020	3,032
Accruing restructured loans	4,227	4,003
Total non-performing loans	14,347	14,176
Other real estate acquired through foreclosure (OREO)	13,426	13,040
Total non-performing assets	$27,773	$27,216

Non-performing loans as a percentage of total loans	1.45%	1.67%

Non-performing assets as a percentage of total assets	1.85%	2.19%

Total non-performing loans have increased slightly since year-end, largely due to $1.2 million of loans past due 90 days or more from the acquisition of Bankshares and $1.0 million of new accruing restructured loans.  Otherwise, a $1.0 million increase in non-accrual loans was more than offset by a $2.2 million decrease in loans past due 90 days or more from Premier’s other operations.  Other real estate owned (“OREO”) increased slightly by $386,000 as new foreclosures in the first three months of 2016 exceeded OREO sales.  The acquisition of Bankshares did not add any OREO properties.  Any non-accrual loans and restructured loans of Bankshares were converted to performing loans as a result of applying purchase discounts to the acquisition value of the loans based upon the borrowers’ ability to repay their obligations. Additional details on these “Purchase Credit Impaired” loans is found in Note 3 to the financial statements.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
MARCH 31, 2016

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

Gross charge-offs totaled $153,000 during the first three months of 2016, due in part to the partial charge-off of loans upon foreclosure and placement into OREO during the quarter. Any collections on charged-off loans, or partially charged-off loans, would be presented in future financial statements as recoveries of the amounts charged against the allowance.  Recoveries recorded during the first three months of 2016 totaled $109,000, resulting in net charge-offs for the first quarter of 2016 of $44,000. This compares to $246,000 of net charge-offs recorded in the first quarter of 2015. The allowance for loan losses at March 31, 2016 was 1.00% of total loans compared to 1.14% at December 31, 2015. The decrease in the ratio is largely due the $133.0 million increase in total loans outstanding resulting from the acquisition of Bankshares with no additional amount added to the allowance.  These loans were recorded at fair value, incorporating estimated credit risk and interest rate yield adjustments into the recorded value.  As such, under current accounting guidance, no increase in the allowance for loan losses was recorded as a result of the Bankshares acquisition.  Excluding the initial $133.0 million in loans from the Bankshares acquisition, the allowance for loan losses would be 1.16% of the remaining loans in the portfolio.  The increase in the comparative ratio since year-end is largely due to an increase in the amount of allowance allocated to loans individually evaluated for impairment.

During the first quarter of 2016, Premier recorded $312,000 of provision for loan losses.  This provision compares to $69,000 of provision for loan losses recorded during the same quarter of 2015.  The provision for loan losses recorded during the first quarter of 2016 was primarily to provide for additional identified credit risk in Premier’s commercial real estate loan and construction loan portfolios.  The provision for loan losses recorded during the first quarter of 2015 was primarily to provide for additional identified credit risk in Premier’s residential real estate loan and commercial real estate loan portfolios.  The level of provision expense is determined under Premier’s internal analyses of evaluating credit risk.  The amount of future provisions for loan losses will depend on any future improvement or further deterioration in the estimated credit risk in the loan portfolio as well as whether additional payments are received on loans previously identified as having significant credit risk.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
MARCH 31, 2016

      The provisions for loan losses recorded in 2015 and 2016 were made in accordance with Premier’s policies regarding management’s estimation of probable incurred losses in the loan portfolio and the adequacy of the allowance for loan losses, which are in accordance with accounting principles generally accepted in the United States of America.  Future provisions to the allowance for loan losses, positive or negative, will depend on future improvement or deterioration in estimated credit risk in the loan portfolio as well as whether additional payments are received on loans having significant credit risk.  Premier continues to monitor and evaluate the impact that national housing market prices may have on its local markets and collateral valuations as management evaluates the adequacy of the allowance for loan losses. While some price deterioration has occurred, it is not currently anticipated that Premier’s markets will be impacted as severely as other areas of the country due to the historically modest increases in real estate values in the Company’s markets in West Virginia, Ohio and Kentucky. With the concentrations of commercial real estate loans in the Washington, DC and Richmond, Virginia markets, fluctuations in commercial real estate values will also be monitored. Premier also continues to monitor the impact of the declining coal mining industry that may have a larger impact in the southern area of West Virginia and the state of the natural gas extraction industry which may have a larger impact in the central area of West Virginia.  A declining market and resulting decline in employment could increase non-performing assets.  In each of the last four years, Premier sold some OREO properties at a gain while other OREO properties have required subsequent write-downs to net realizable values. These factors are considered in determining the adequacy of the allowance for loan losses.  For additional details on the activity in the allowance for loan losses, impaired loans, past due and non-accrual loans and restructured loans, see Note 3 to the consolidated financial statements.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
MARCH 31, 2016

C.        Critical Accounting Policies

The Company follows financial accounting and reporting policies that are in accordance with generally accepted accounting principles in the United States of America.  These policies are presented in Note 1 to the consolidated audited financial statements in the Company's annual report on Form 10-K for the year ended December 31, 2015.  Some of these accounting policies, as discussed below, are considered to be critical accounting policies.  Critical accounting policies are those policies that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  The Company has identified four accounting policies that are critical accounting policies, and an understanding of these policies is necessary to understand the financial statements.  These policies relate to determining the adequacy of the allowance for loan losses, the identification and evaluation of impaired loans, the impairment of goodwill and the realization of deferred tax assets.  A detailed description of these accounting policies is contained in the Company’s annual report on Form 10-K for the year ended December 31, 2015.  There have been no significant changes in the application of these accounting policies since December 31, 2015.

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

D.        Liquidity

Liquidity objectives for the Company can be expressed in terms of maintaining sufficient cash flows to meet both existing and unplanned obligations in a cost effective manner. Adequate liquidity allows the Company to meet the demands of both the borrower and the depositor on a timely basis, as well as pursuing other business opportunities as they arise. Thus, liquidity management embodies both an asset and liability aspect while attempting to maximize profitability. In order to provide for funds on a current and long-term basis, the Company’s subsidiary banks rely primarily on the following sources:

1.	Core deposits consisting of both consumer and commercial deposits and certificates of deposit of $250,000 or more. Management believes that the majority of its $250,000 or more certificates of deposit are no more volatile than its other deposits. This is due to the nature of the markets in which the subsidiaries operate.

2.	Cash flow generated by repayment of loans and interest.

3.	Arrangements with correspondent banks for purchase of unsecured federal funds.

4.	The sale of securities under repurchase agreements and borrowing from the Federal Home Loan Bank.

5.	Maintenance of an adequate available-for-sale security portfolio. The Company owns $315.7 million of securities at fair value as of March 31, 2016.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
MARCH 31, 2016

The cash flow statements for the periods presented in the financial statements provide an indication of the Company’s sources and uses of cash as well as an indication of the ability of the Company to maintain an adequate level of liquidity.

E.        Capital

At March 31, 2016, total stockholders’ equity of $172.7 million was 11.5% of total assets.  This compares to total stockholders’ equity of $147.2 million, or 11.8% of total assets on December 31, 2015.  The increase in stockholders’ equity was largely due to the $22.0 million of common stock issued to shareholders of Bankshares in the acquisition.  Otherwise $3.0 million of first quarter net income as well as a $1.7 million, net of tax, increase in the market value of the investment portfolio available for sale were partially offset by a $0.15 per share common stock dividend declared and paid during the first quarter of 2016.

Tier 1 capital totaled $140.7 million at March 31, 2016, which represents a Tier 1 leverage ratio of 10.0%.  This ratio is up from the 9.4% Tier 1 leverage ratio and $116.3 million of Tier 1 capital at December 31, 2015, as the growth in Tier 1 capital from the acquisition of Bankshares was higher in proportion to the average assets added from the acquisition of Bankshares during the quarter ended March 31, 2016, thus having a positive effect on Premier’s leverage ratio.  l

            The regulatory authorities introduced a new capital measure in the first quarter of 2015 for financial institutions of Premier’s size, Common Equity Tier 1 Capital. The Common Equity Tier 1 capital measure seeks to determine how much of the traditional Tier 1 capital is attributable to equity contributed by common shareholders by excluding Tier 1 capital from other sources such as preferred stockholders’ equity and subordinated debt.  As of March 31, 2016, Premier’s Common Equity Tier 1 capital is $6.0 million lower than its total Tier 1 capital due to the additional Tier 1 capital included from the subordinated debentures assumed in the acquisition of Bankshares. Since the subordinated debentures are held by the parent company, the Common Equity Tier 1 capital of the subsidiary banks is identical to their total Tier 1 capital, as none of the subsidiary banks have issued any preferred stock or subordinated debentures.  Beginning in 2016, a new capital buffer computation is being phased-in over the next three-years as a component of regulatory capital.  By maintaining Premier’s regulatory capital ratios in excess of the phased-in capital buffer, the Company will avoid regulatorily imposed limitations on dividends and discretionary bonus payments to management.  The capital buffer percentage required in 2016 is an additional 0.625% added to the minimum capital ratios.  By maintaining well capitalized ratios, Premier’s subsidiary banks will meet the capital buffer requirement through the end of 2018.

Book value per common share was $17.97 at March 31, 2016 and $18.00 at December 31, 2015.  The decrease in book value per share was largely the result of the issuance of shares to acquire Bankshares at a fair value under Premier’s $18.00 book value at December 31, 2015.  Adding to Premier’s book value per share in the first quarter of 2016 was the $0.32 per share earned during the quarter partially offset by the $0.15 per share quarterly cash dividend to common shareholders declared and paid during the first quarter of 2016.  Also adding to Premier’s book value per share at March 31, 2016 was the $1,717,000 of other comprehensive income for the first three months of 2016 related to the after tax increase in the market value of investment securities available for sale, which increased book value by approximately $0.18 in book value per share.

PREMIER FINANCIAL BANCORP, INC.
MARCH 31, 2016

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company currently does not engage in any derivative or hedging activity. Refer to the Company’s 2015 10-K for analysis of the interest rate sensitivity.  The Company believes there have been no significant changes in the interest rate sensitivity since previously reported on the Company’s 2015 10-K.

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
MARCH 31, 2016

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	None

Item 1A.	Risk Factors

Please refer to Premier's Annual Report on Form 10-K for the year ended December 31, 2015 for disclosures with respect to Premier's risk factors at December 31, 2015. There have been no material changes since year-end 2015 in the specified risk factors disclosed in the Annual Report on Form 10-K.

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
MARCH 31, 2016

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PREMIER FINANCIAL BANCORP, INC.

Date: May 10, 2016                                                                                /s/ Robert W. Walker
Robert W. Walker
President & Chief Executive Officer

Date: May 10, 2016                                                                                /s/ Brien M. Chase
Brien M. Chase
Senior Vice President & Chief Financial Officer