Form 10-Q
period 2016-09-30
PREMIER FINANCIAL BANCORP INC
filed 2016-11-09
CIK 887919

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

Common stock, no par value, – 9,665,128 shares outstanding at  November 1, 2016

PREMIER FINANCIAL BANCORP, INC.
SEPTEMBER 30, 2016

PREMIER FINANCIAL BANCORP, INC.
SEPTEMBER 30, 2016

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

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2016 AND DECEMBER 31, 2015
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	(UNAUDITED)
	September 30,	December 31,
	2016	2015
ASSETS
Cash and due from banks	$40,250	$33,888
Interest bearing bank balances	47,577	32,816
Federal funds sold	6,861	5,835
Cash and cash equivalents	94,688	72,539
Securities available for sale	295,211	255,466
Loans	1,033,945	849,746
Allowance for loan losses	(10,863)	(9,647)
Net loans	1,023,082	840,099
Federal Home Loan Bank stock, at cost	3,220	3,072
Premises and equipment, net	24,632	19,841
Real estate and other property acquired through foreclosure	12,293	13,040
Interest receivable	4,019	3,162
Goodwill	35,371	33,796
Other intangible assets	4,626	2,180
Other assets	978	1,498
Total assets	$1,498,120	$1,244,693

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Non-interest bearing	$314,348	$271,194
Time deposits, $250,000 and over	66,171	64,062
Other interest bearing	893,066	724,940
Total deposits	1,273,585	1,060,196
Securities sold under agreements to repurchase	27,145	21,694
FHLB advances	531	-
Other borrowed funds	9,467	11,292
Subordinated debt	5,333	-
Interest payable	332	321
Other liabilities	4,296	3,958
Total liabilities	1,320,689	1,097,461

Stockholders' equity
Common stock, no par value; 20,000,000 shares authorized; 9,665,128 shares issued and outstanding at September 30, 2016, and 8,179,731 shares issued and outstanding at December 31, 2015	92,165	69,319
Retained earnings	82,021	77,592
Accumulated other comprehensive income	3,245	321
Total stockholders' equity	177,431	147,232
Total liabilities and stockholders' equity	$1,498,120	$1,244,693

See Accompanying Notes to Consolidated Financial Statements

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest income
Loans, including fees	$13,375	$12,506	$39,084	$35,812
Securities available for sale
Taxable	1,285	1,176	4,075	3,639
Tax-exempt	82	51	254	162
Federal funds sold and other	123	49	328	137
Total interest income	14,865	13,782	43,741	39,750

Interest expense
Deposits	965	858	2,917	2,661
Repurchase agreements and other	10	9	28	28
FHLB advances	10	-	32	-
Other borrowings	101	132	321	391
Subordinated debt	63	-	181	-
Total interest expense	1,149	999	3,479	3,080

Net interest income	13,716	12,783	40,262	36,670
Provision for loan losses	312	309	1,436	232
Net interest income after provision for loan losses	13,404	12,474	38,826	36,438

Non-interest income
Service charges on deposit accounts	1,031	948	2,975	2,740
Electronic banking income	791	670	2,355	2,016
Secondary market mortgage income	64	38	163	98
Other	176	146	571	415
	2,062	1,802	6,064	5,269
Non-interest expenses
Salaries and employee benefits	4,817	4,149	15,025	12,965
Occupancy and equipment expenses	1,635	1,328	4,697	3,918
Outside data processing	1,300	1,104	3,935	3,275
Professional fees	167	189	500	497
Taxes, other than payroll, property and income	156	135	473	476
Write-downs, expenses, sales of other real estate owned, net	765	669	1,402	1,351
Amortization of intangibles	278	210	862	644
FDIC insurance	278	232	752	653
Conversion expense	1	-	196	-
Other expenses	1,211	1,070	3,478	3,028
	10,608	9,086	31,320	26,807
Income before income taxes	4,858	5,190	13,570	14,900
Provision for income taxes	1,694	1,865	4,803	5,306

Net income	$3,164	$3,325	$8,767	$9,594

Net income per share:
Basic	$0.33	$0.41	$0.92	$1.18
Diluted	0.33	0.40	0.91	1.14
See Accompanying Notes to Consolidated Financial Statements

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$3,164	$3,325	$8,767	$9,594

Other comprehensive income (loss):
Unrealized gains (losses) arising during the period	15	732	4,504	456
Reclassification of realized amount	-	-	(4)	-
Net change in unrealized gain on securities	15	732	4,500	456
Less tax impact	(5)	(249)	(1,576)	(155)
Other comprehensive income (loss)	10	483	2,924	301

Comprehensive income	$3,174	$3,808	$11,691	$9,895

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2016
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balances, January 1, 2016	$69,319	$77,592	$321	$147,232
Net income	-	8,767	-	8,767
Other comprehensive income	-	-	2,924	2,924
Cash dividends paid ($0.45 per share)	-	(4,338)	-	(4,338)
Stock issued to acquire subsidiary	22,041	-	-	22,041
Stock based compensation expense	160	-	-	160
Stock options exercised	645	-	-	645
Balances, September 30, 2016	$92,165	$82,021	$3,245	$177,431

See Accompanying Notes to Consolidated Financial Statements

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
(UNAUDITED, DOLLARS IN THOUSANDS)

	2016	2015
Cash flows from operating activities
Net income	$8,767	$9,594
Adjustments to reconcile net income to net cash from operating activities
Depreciation	1,461	1,290
Provision for loan losses	1,436	232
Amortization (accretion), net	2,010	154
OREO writedowns, net	508	625
Stock compensation expense	160	188
Loans originated for sale	-	(1,679)
Secondary market loans sold	-	1,941
Secondary market income	-	(38)
Changes in :
Interest receivable	(259)	(188)
Other assets	(140)	221
Interest payable	(76)	(95)
Other liabilities	(2,071)	337
Net cash from operating activities	11,796	12,582

Cash flows from investing activities
Purchases of securities available for sale	(22,512)	(51,610)
Proceeds from maturities and calls of securities available for sale	62,011	52,396
Purchase of FHLB stock	-	(76)
Redemption of FRB and FHLB stock	190	-
Net change in loans	(51,417)	19,330
Acquisition of subsidiary, net of cash received	16,385	-
Purchases of premises and equipment, net	(413)	(624)
Improvements to OREO property	-	(29)
Proceeds from sales of other real estate acquired through foreclosure	870	4,424
Net cash from investing activities	5,114	23,811

Cash flows from financing activities
Net change in deposits	8,246	3,648
Net change in agreements to repurchase securities	3,282	4,952
Repayment of other borrowed funds	(1,824)	(15,669)
Proceeds from other borrowings	-	15,946
Proceeds from stock option exercises	645	218
Purchase of warrant	-	(5,675)
Repayment of FHLB advances, net	(772)	-
Common stock dividends paid	(4,338)	(3,346)
Net cash from financing activities	5,239	74

Net change in cash and cash equivalents	22,149	36,467

Cash and cash equivalents at beginning of period	72,539	75,384

Cash and cash equivalents at end of period	$94,688	$111,851
See Accompanying Notes to Consolidated Financial Statements

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
(UNAUDITED, DOLLARS IN THOUSANDS)

	2016	2015
Supplemental disclosures of cash flow information:
Cash paid during period for interest	$3,555	$3,175

Cash paid during period for income taxes	5,122	4,686

Loans transferred to real estate acquired through foreclosure	631	5,726

Stock issued to acquire subsidiary	22,041	-

Premises transferred to other real estate owned	-	760

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Premier Financial Bancorp, Inc. (the Company) and its wholly owned subsidiaries (the “Banks”):

				September 30, 2016
		Year	Total	Net Income
Subsidiary	Location	Acquired	Assets	Qtr	YTD
Citizens Deposit Bank & Trust	Vanceburg, Kentucky	1991	$403,077	$1,035	$3,277
Premier Bank, Inc.	Huntington, West Virginia	1998	1,093,654	2,566	6,933
Parent and Intercompany Eliminations			1,389	(437)	(1,443)
Consolidated Total			$1,498,120	$3,164	$8,767

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  2 –SECURITIES

Amortized cost and fair value of investment securities, by category, at September 30, 2016 are summarized as follows:

2016	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
Mortgage-backed securities
U. S. sponsored agency MBS - residential	$164,992	$3,148	$(12)	$168,128
U. S. sponsored agency CMO’s - residential	81,114	1,482	(74)	82,522
Total mortgage-backed securities of government sponsored agencies	246,106	4,630	(86)	250,650
U. S. government sponsored agency securities	25,700	167	-	25,867
Obligations of states and political subdivisions	18,414	286	(6)	18,694
Total available for sale	$290,220	$5,083	$(92)	$295,211

Amortized cost and fair value of investment securities, by category, at December 31, 2015 are summarized as follows:

2015	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
Mortgage-backed securities
U. S. sponsored agency MBS - residential	$132,661	$540	$(854)	$132,347
U. S. sponsored agency CMO’s - residential	104,530	1,330	(738)	105,122
Total mortgage-backed securities of government sponsored agencies	237,191	1,870	(1,592)	237,469
U. S. government sponsored agency securities	10,401	29	(1)	10,429
Obligations of states and political subdivisions	7,387	184	(3)	7,568
Total available for sale	$254,979	$2,083	$(1,596)	$255,466

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  2–SECURITIES - continued

The amortized cost and fair value of securities at September 30, 2016 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available for sale
Due in one year or less	$7,179	$7,208
Due after one year through five years	28,038	28,272
Due after five years through ten years	8,089	8,264
Due after ten years	808	817
Mortgage-backed securities of government sponsored agencies	246,106	250,650
Total available for sale	$290,220	$295,211

Securities with unrealized losses at September 30, 2016 aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S government sponsored agency MBS – residential	$10,494	$(12)	$-	$-	$10,494	$(12)
U.S government sponsored agency CMO’s – residential	6,833	(3)	9,543	(71)	16,376	(74)
Obligations of states and political subdivisions	2,350	(6)	-	-	2,350	(6)
Total temporarily impaired	$19,677	$(21)	$9,543	$(71)	$29,220	$(92)

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

The investment portfolio is predominately high credit quality interest-bearing bonds with defined maturity dates backed by the U.S. Government or Government sponsored entities.  The unrealized losses at September 30, 2016 and December 31, 2015 are price changes resulting from changes in the interest rate environment and are considered to be temporary declines in the value of the securities.  Management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery.  Their fair value is expected to recover as the bonds approach their maturity date and/or market conditions improve.

NOTE  3 - LOANS

Major classifications of loans at September 30, 2016 and December 31, 2015 are summarized as follows:

	2016	2015
Residential real estate	$345,375	$285,826
Multifamily real estate	68,483	50,452
Commercial real estate:
Owner occupied	138,906	119,265
Non owner occupied	225,027	188,918
Commercial and industrial	77,617	68,339
Consumer	32,205	31,445
All other	146,332	105,501
	$1,033,945	$849,746

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

As more fully discussed under Note 10 below, the table above includes loans purchased in the acquisition of First National Bankshares Corporation (“Bankshares”).  The composition of the major classifications of the loans acquired from Bankshares at September 30, 2016 are summarized as follows:

2016
Residential real estate	$49,424
Multifamily real estate	3,265
Commercial real estate:
Owner occupied	20,024
Non owner occupied	9,650
Commercial and industrial	18,361
Consumer	2,427
All other	18,401
$121,552

Activity in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2016 was as follows:

Loan Class	Balance Dec 31, 2015	Provision (credit) for loan losses	Loans charged-off	Recoveries	Balance Sept. 30, 2016

Residential real estate	$2,501	$377	$107	$19	$2,790
Multifamily real estate	821	92	-	-	913
Commercial real estate:
Owner occupied	1,509	(140)	-	2	1,371
Non owner occupied	2,070	645	-	-	2,715
Commercial and industrial	1,033	83	29	42	1,129
Consumer	307	172	232	71	318
All other	1,406	207	207	221	1,627
Total	$9,647	$1,436	$575	$355	$10,863

Activity in the allowance for loan losses by portfolio segment for the nine months ending September 30, 2015 was as follows:

Loan Class	Balance Dec 31, 2014	Provision (credit) for loan losses	Loans charged-off	Recoveries	Balance Sept. 30, 2015

Residential real estate	$2,093	$557	$102	$74	$2,622
Multifamily real estate	304	291	-	-	595
Commercial real estate:
Owner occupied	1,501	(3)	2	2	1,498
Non owner occupied	2,316	(599)	-	659	2,376
Commercial and industrial	1,444	71	403	7	1,119
Consumer	243	128	167	82	286
All other	2,446	(213)	1,058	154	1,329
Total	$10,347	$232	$1,732	$978	$9,825

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

Activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2016 was as follows:

Loan Class	Balance June 30, 2016	Provision (credit) for loan losses	Loans charged-off	Recoveries	Balance Sept. 30, 2016

Residential real estate	$2,747	$91	$51	$3	$2,790
Multifamily real estate	822	91	-	-	913
Commercial real estate:
Owner occupied	1,442	(72)	-	1	1,371
Non owner occupied	2,708	7	-	-	2,715
Commercial and industrial	1,111	43	29	4	1,129
Consumer	306	139	142	15	318
All other	1,668	13	81	27	1,627
Total	$10,804	$312	$303	$50	$10,863

Activity in the allowance for loan losses by portfolio segment for the three months ending September 30, 2015 was as follows:

Loan Class	Balance June 30, 2015	Provision (credit) for loan losses	Loans charged-off	Recoveries	Balance Sept. 30, 2015

Residential real estate	$2,466	$185	$35	$6	$2,622
Multifamily real estate	512	83	-	-	595
Commercial real estate:
Owner occupied	1,476	21	-	1	1,498
Non owner occupied	2,332	44	-	-	2,376
Commercial and industrial	1,139	211	234	3	1,119
Consumer	274	23	35	24	286
All other	2,495	(258)	946	38	1,329
Total	$10,694	$309	$1,250	$72	$9,825

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

Purchased Impaired Loans

The Company holds purchased loans for which there was, at their acquisition date, evidence of deterioration of credit quality since their origination and it was probable, at acquisition, that all contractually required payments would not be collected.  The carrying amount of those loans is as follows at September 30, 2016 and December 31, 2015.

	2016	2015
Residential real estate	$1,793	$-
Commercial real estate
Owner occupied	2,040	131
Non owner occupied	5,436	5,549
Commercial and industrial	361	80
All other	2,058	-
Total carrying amount	$11,688	$5,760
Contractual principal balance	$15,906	$7,251

Carrying amount, net of allowance	$11,676	$5,680

For those purchased loans disclosed above, the Company did not increase the allowance for loan losses for the nine-months ended September 30, 2016, nor did it increase the allowance for loan losses for purchased impaired loans during the nine-months ended September 30, 2015.

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

Where the Company cannot reasonably estimate the cash flows expected to be collected on the loans, it has continued to account for those loans using the cost recovery method of income recognition.  As such, no portion of a purchase discount adjustment has been determined to meet the definition of an accretable yield adjustment on those loans accounted for using the cost recovery method.  If, in the future, cash flows from the borrower(s) can be reasonably estimated, a portion of the purchase discount would be allocated to an accretable yield adjustment based upon the present value of the future estimated cash flows versus the current carrying value of the loan and the accretable yield portion would be recognized as interest income over the remaining life of the loan.  Until such accretable yield can be calculated, under the cost recovery method of income recognition, all payments will be used to reduce the carrying value of the loan and no income will be recognized on the loan until the carrying value is reduced to zero.  The carrying value of these loans totals $396,000 at September 30, 2016, including $347,000 acquired from Bankshares.  Any loan accounted for under the cost recovery method is also included as a non-accrual loan in the amounts presented in the Past Due and Non-performing Loans section below.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

The accretable yield, or income expected to be collected, on the purchased loans above is as follows at September 30, 2016 and September 30, 2015.

	2016	2015
Balance at January 1	$185	$204
New loans purchased	1,151	-
Accretion of income	(64)	(14)
Reclassification to non-accretable	-	-
Disposals	-	-
Balance at September 30	$1,272	$190

As part of the acquisition of First National Bankshares Corporation (“Bankshares”) on January 15, 2016, the Company purchased credit impaired loans for which it was probable at acquisition that all contractually required payments would not be collected.  The contractually required payments of such loans totaled $10,040,000, while the cash flow expected to be collected at acquisition totaled $8,437,000 and the fair value of the acquired loans totaled $7,286,000.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

Past Due and Non-performing Loans

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of September 30, 2016 and December 31, 2015.  The recorded investment in non-accrual loans is less than the principal owed on non-accrual loans due to discounts applied to the carrying value of the loan at time of their acquisition and interest payments made by the borrower which have been used to reduce the recorded investment in the loan rather than recognized as interest income.

September 30, 2016	Principal Owed on Non-accrual Loans	Recorded Investment in Non-accrual Loans	Loans Past Due Over 90 Days, still accruing

Residential real estate	$4,030	$2,893	$951
Multifamily real estate	71	26	-
Commercial real estate
Owner occupied	2,103	2,044	-
Non owner occupied	244	148	-
Commercial and industrial	2,449	1,167	26
Consumer	362	342	48
All other	1,884	1,814	5,747
Total	$11,143	$8,434	$6,772

December 31, 2015	Principal Owed on Non-accrual Loans	Recorded Investment in Non-accrual Loans	Loans Past Due Over 90 Days, still accruing

Residential real estate	$2,367	$2,091	$867
Multifamily real estate	416	75	-
Commercial real estate
Owner occupied	791	773	558
Non owner occupied	3,732	3,400	-
Commercial and industrial	1,460	337	870
Consumer	257	234	-
All other	287	231	737
Total	$9,310	$7,141	$3,032

Nonaccrual loans and impaired loans are defined differently.  Some loans may be included in both categories, and some may only be included in one category.  Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

The following table presents the aging of the recorded investment in past due loans as of September 30, 2016 by class of loans:

Loan Class	Total Loans	30-89 Days Past Due	Greater than 90 days past due	Total Past Due	Loans Not Past Due

Residential real estate	$345,375	$6,659	$2,478	$9,137	$336,238
Multifamily real estate	68,483	12,503	26	12,529	55,954
Commercial real estate:
Owner occupied	138,906	361	1,752	2,113	136,793
Non owner occupied	225,027	89	125	214	224,813
Commercial and industrial	77,617	1,557	1,097	2,654	74,963
Consumer	32,205	410	143	553	31,652
All other	146,332	2,005	7,339	9,344	136,988
Total	$1,033,945	$23,584	$12,960	$36,544	$997,401

The following table presents the aging of the recorded investment in past due loans as of December 31, 2015 by class of loans:

Loan Class	Total Loans	30-89 Days Past Due	Greater than 90 days past due	Total Past Due	Loans Not Past Due

Residential real estate	$285,826	$6,298	$1,681	$7,979	$277,847
Multifamily real estate	50,452	1,415	75	1,490	48,962
Commercial real estate:
Owner occupied	119,265	1,354	1,195	2,549	116,716
Non owner occupied	188,918	2,481	3,400	5,881	183,037
Commercial and industrial	68,339	220	1,064	1,284	67,055
Consumer	31,445	288	101	389	31,056
All other	105,501	3,157	935	4,092	101,409
Total	$849,746	$15,213	$8,451	$23,664	$826,082

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2016:

	Allowance for Loan Losses				Loan Balances
Loan Class	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total

Residential real estate	$3	$2,787	$-	$2,790	$389	$343,193	$1,793	$345,375
Multifamily real estate	-	913	-	913	2,598	65,885	-	68,483
Commercial real estate:
Owner occupied	41	1,330	-	1,371	2,541	134,325	2,040	138,906
Non-owner occupied	161	2,554	-	2,715	3,146	216,445	5,436	225,027
Commercial and industrial	294	823	12	1,129	1,463	75,793	361	77,617
Consumer	-	318	-	318	-	32,205	-	32,205
All other	12	1,615	-	1,627	9,622	134,652	2,058	146,332
Total	$511	$10,340	$12	$10,863	$19,759	$1,002,498	$11,688	$1,033,945

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

The following table presents loans individually evaluated for impairment by class of loans as of September 30, 2016.  The table includes $396,000 of loans acquired with deteriorated credit quality that the Company cannot reasonably estimate cash flows such that they are accounted for on the cost recovery method and are still individually evaluated for impairment.

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Residential real estate	$1,034	$534	$-
Multifamily real estate	2,940	2,598	-
Commercial real estate
Owner occupied	2,236	2,190	-
Non owner occupied	2,707	2,615	-
Commercial and industrial	2,472	1,393	-
All other	9,603	9,536	-
	20,992	18,866	-
With an allowance recorded:
Residential real estate	$41	$3	$3
Commercial real estate
Owner occupied	357	351	41
Non owner occupied	531	531	161
Commercial and industrial	460	318	306
All other	92	86	12
	1,481	1,289	523
Total	$22,473	$20,155	$523

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

The following table presents the average balance of loans individually evaluated for impairment and interest income recognized on these loans for the nine months ended September 30, 2016 and September 30, 2015.   The table includes loans acquired with deteriorated credit quality that are still individually evaluated for impairment.

	Nine months ended Sept 30, 2016			Nine months ended Sept 30, 2015
Loan Class	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
Residential real estate	$612	$16	$14	$329	$5	$5
Multifamily real estate	1,580	121	121	1,051	685	685
Commercial real estate:
Owner occupied	1,144	3	3	1,157	25	25
Non-owner occupied	5,066	275	273	4,552	137	115
Commercial and industrial	1,155	26	26	856	20	20
All other	3,011	40	6	4,841	43	28
Total	$12,568	$481	$443	$12,786	$915	$878

The following table presents the average balance of loans individually evaluated for impairment and interest income recognized on these loans for the three months ended September 30, 2016 and September 30, 2015  The table includes loans acquired with deteriorated credit quality that are still individually evaluated for impairment.

	Three months ended Sept 30, 2016			Three months ended Sept 30, 2015
Loan Class	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized

Residential real estate	$667	$5	$5	$523	$3	$3
Multifamily real estate	2,594	63	63	305	671	671
Commercial real estate:
Owner occupied	1,847	3	3	857	7	7
Non-owner occupied	4,240	175	175	4,304	43	34
Commercial and industrial	1,809	10	10	726	6	6
All other	5,243	33	-	3,487	14	-
Total	$16,400	$289	$256	$10,202	$744	$721

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

The following table presents TDR’s as of September 30, 2016 and December 31, 2015:

September 30, 2016	TDR’s on Non-accrual	Other TDR’s	Total TDR’s

Residential real estate	$88	$471	$559
Multifamily real estate	-	2,206	2,206
Commercial real estate
Owner occupied	-	864	864
Non owner occupied	-	100	100
Commercial and industrial	-	447	447
Consumer	-	48	48
All other	751	4,419	5,170
Total	$839	$8,555	$9,394

December 31, 2015	TDR’s on Non-accrual	Other TDR’s	Total TDR’s

Residential real estate	$7	$222	$229
Multifamily real estate	-	2,201	2,201
Commercial real estate
Non owner occupied	-	454	454
Commercial and industrial	-	396	396
All other	-	723	723
Total	$7	$3,996	$4,003

At September 30, 2016 $227,000 in specific reserves were allocated to loans that had restructured terms.  At December 31, 2015 there were no specific reserves allocated to loans that had restructured terms.  As of September 30, 2016 and December 31, 2015, there were no commitments to lend additional amounts to these borrowers.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

The following tables present TDR’s that occurred during the nine months ended September 30, 2016 and September 30, 2015, and three months ended September 30, 2016.  During the three months ending September 30, 2015, no new TDR’s occurred.

	Nine months ended Sept 30, 2016			Nine months ended Sept 30, 2015
Loan Class	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Residential real estate	8	$483	$483	-	$-	$-
Multifamily real estate	-	-	-	1	1,543	1,543
Commercial real estate				-
Owner occupied	3	865	865	-	-	-
Non owner occupied	1	100	100	-	-	-
Commercial and industrial	1	20	20	-	-	-
All other	1	4,106	4,106	-	-	-
Total	14	$5,574	$5,574	1	$1,543	$1,543

	Three months ended Sept 30, 2016			Three months ended Sept 30, 2015
Loan Class	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Residential real estate	6	$184	$184	-	$-	$-
Commercial real estate				-
Owner occupied	1	255	255	-	-	-
All other	1	4,106	4,106	-	-	-
Total	8	$4,545	$4,545	-	$-	$-

The modifications reported above for the three and nine months ended September 30, 2016 involve reducing the borrowers’ required monthly payment by offering extended interest only periods that exceed the timeframes customarily offered by the Company and/or lengthening the amortization period for loan repayment, each in an effort to help the borrowers keep their loan current.  The modifications did not include a permanent reduction of the recorded investment in the loans and did not decrease the stated interest rate on loans.   The Company increased the allowance for loan losses related to these loans by $35,000 during the three months ended September 30, 2016, and by $204,000 during the nine months ended September 30, 2016.

The modification of the multifamily residential real estate loan during the nine months ended September 30, 2015 did not include a permanent reduction of the recorded investment in the loan and did not increase the allowance for loan losses during the period. The modification included a lengthening of the amortization period and reduction in the stated interest rate; however the maturity date was reduced to the end of a fifteen month forbearance period with a balloon payment due at maturity. The modified loan paid in full during the three months ended June 30, 2015.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

During the three and nine months ended September 30, 2016 and the three and nine months ended September 30, 2015, there were no TDR’s for which there was a payment default within twelve months following the modification.

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

As of September 30, 2016 and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

Loan Class	Pass	Special Mention	Substandard	Doubtful	Total Loans

Residential real estate	$330,422	$5,048	$9,902	$3	$345,375
Multifamily real estate	64,717	80	3,686	-	68,483
Commercial real estate:
Owner occupied	127,557	6,781	4,568	-	138,906
Non-owner occupied	217,023	4,419	3,585	-	225,027
Commercial and industrial	72,553	2,660	2,370	34	77,617
Consumer	31,670	201	334	-	32,205
All other	130,469	5,551	10,312	-	146,332
Total	$974,411	$24,740	$34,757	$37	$1,033,945

As of December 31, 2015, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

Loan Class	Pass	Special Mention	Substandard	Doubtful	Total Loans

Residential real estate	$273,741	$5,389	$6,689	$7	$285,826
Multifamily real estate	46,135	2,041	2,276	-	50,452
Commercial real estate:
Owner occupied	112,989	3,964	2,312	-	119,265
Non-owner occupied	179,179	2,891	6,848	-	188,918
Commercial and industrial	64,563	2,859	873	44	68,339
Consumer	31,000	269	176	-	31,445
All other	101,839	2,490	1,172	-	105,501
Total	$809,446	$19,903	$20,346	$51	$849,746

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

These quantitative measures established by regulation to ensure capital adequacy require the Company and Banks to maintain minimum amounts and ratios (set forth in the following table) of Common Equity Tier 1 Capital, Tier 1 Capital and Total Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 Capital (as defined) to average assets (as defined).  Management believes that, as of September 30, 2016 the Company and the Banks meet all quantitative capital adequacy requirements to which they are subject.

Beginning in 2016, a new 2.50% capital conservation buffer is being phased-in over the next three-years as a component of regulatory capital.  The capital conservation buffer percentage required in 2016 is an additional 0.625% added to the minimum capital ratios, and will be increased by an additional 0.625% each year until fully phased-in in 2019.  By maintaining Premier’s regulatory capital ratios in excess of the phased-in capital buffer, the Company will avoid regulatorily imposed limitations on dividends, equity repurchases and discretionary bonus payments to management.  Premier’s capital conservation buffer over the minimum total capital to risk-weighted assets ratio at September 30, 2016 was 6.77%, compared to the 0.625% required at September 30, 2016 and the 2.50% fully phased-in capital buffer beginning on January 1, 2019.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  4- STOCKHOLDERS’ EQUITY AND REGULATORY MATTERS - continued

Shown below is a summary of regulatory capital ratios for the Company:
	September 30, 2016	December 31, 2015	Regulatory Minimum Requirements	To Be Considered Well Capitalized
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	13.2%	13.6%	4.5%	6.5%
Tier 1 Capital (to Risk-Weighted Assets)	13.7%	13.6%	6.0%	8.0%
Total Capital (to Risk-Weighted Assets)	14.8%	14.7%	8.0%	10.0%
Tier 1 Capital (to Average Assets)	9.9%	9.4%	4.0%	5.0%

As of September 30, 2016, the most recent notification from each of the Banks’ primary Federal regulators categorized the subsidiary Banks as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Banks must maintain the prescribed ratios set forth in the preceding table for Common Equity Tier 1 capital, Tier 1 capital and Total capital.  There are no conditions or events since that notification that management believes have changed the Banks’ categories.

.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 5 – FEDERAL HOME LOAN BANK ADVANCES

As part of the acquisition of Bankshares, the Company assumed five amortizing advances from FHLB-Pittsburgh to First National Bank, its wholly owned subsidiary, totaling $1,261,000 as of the January 15, 2016 acquisition date.  Since acquisition the company has paid off four of the advances leaving one remaining borrowing which includes a stated fixed interest rate of 4.930%, a penalty for prepayment, and a maturity date of December 2024.  The advance is collateralized by FHLB stock and qualifying first mortgage loans owned by the Company.  The carrying value of the advance includes the remaining unamortized fair value adjustments recorded as a result of the acquisition of Bankshares on January 15, 2016.  Reported interest expense on the advances includes the periodic accretion of the fair value adjustments.  Principal payments on the remaining advance over the next five years are as follows:

2016	$12
2017	50
2018	53
2019	55
2020	58
Thereafter	262
Principal amount outstanding at September 30, 2016	$490
Carrying amount, net of fair value adjustment at September 30, 2016	$531

There were no borrowings outstanding at December 31, 2015.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  6 – SUBORDINATED DEBENTURES

As part of the acquisition of Bankshares, the Company formally assumed $6,186,000 of junior subordinated debentures (“Debentures”) issued to FNB Capital Trust One (“Trust”), a statutory business trust formed by Bankshares on February 26, 2004.  The Debentures were issued to Trust in exchange for ownership of all of the common equity of Trust and the proceeds of mandatorily redeemable securities sold by Trust to third party investors (“Capital Securities”).  Interest on the Debentures is payable quarterly to the Trust at a variable interest rate equal to the three month London Interbank Offered Rate (LIBOR) plus 2.95% updated quarterly.  The interest rate on the Debentures was 3.665% at September 30, 2016.  The Company is not considered the primary beneficiary of this trust (variable interest entity), therefore Trust is not consolidated in the Company’s financial statements, but rather the Debentures are shown as a liability.  The Debentures mature on April 24, 2034; however, the Company may redeem the Debentures, in whole or in part, at 100% of the principal amount plus any accrued and unpaid interest.  The Debentures held by Trust are the sole asset of the trust.  The Debentures held by Trust may be included in the Tier 1 capital of the Company (with certain limitations applicable) under current regulatory guidelines and interpretations.

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  7 – STOCK COMPENSATION EXPENSE

From time to time the Company grants stock options to its employees.  The Company estimates the fair value of the options at the time they are granted to employees and expenses that fair value over the vesting period of the option grant.  From time to time the Company also grants shares of stock to its employees.  The Company uses the closing price of the stock on the date of grant to determine the amount of compensation expense to record as a result of the stock grant.

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

On March 16, 2016, 7,000 shares of Premier’s common stock were granted to President and CEO, Robert W. Walker as stock-based bonus compensation under the 2012 Long Term Incentive Plan.  The fair value of the stock at the time of the grant was $14.90 per share based upon the closing price of Premier’s stock on the date of grant and $104,000 of stock-based compensation was recorded as a result.  On March 18, 2015, 7,000 shares of Premier’s common stock were granted to President and CEO, Robert W. Walker as stock-based bonus compensation under the 2012 Long Term Incentive Plan.  The fair value of the stock at the time of the grant was $14.72 per share based upon the closing price of Premier’s stock on the date of grant and $103,000 of stock-based compensation was recorded as a result.

Compensation expense of $160,000 was recorded for the first nine months of 2016 while $188,000 was recorded for the first nine months of 2015, including the compensation expense related to the stock grants to Mr. Walker.  Stock-based compensation expense related to incentive stock option grants is recognized ratably over the requisite vesting period for all awards. Unrecognized stock-based compensation expense related to stock options totaled $63,000 at September 30, 2016. This unrecognized expense is expected to be recognized over the next 29 months based on the vesting periods of the options.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  8 – EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the earnings per common share and earnings per common share assuming dilution computations for the three and nine months ended September 30, 2016 and 2015 is presented below:

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
	2016	2015	2016	2015
Basic earnings per share
Income available to common stockholders	$3,164	$3,325	$8,767	$9,594
Weighted average common shares outstanding	9,660,168	8,172,577	9,553,463	8,158,003
Earnings per share	$0.33	$0.41	$0.92	$1.18

Diluted earnings per share
Income available to common stockholders	$3,164	$3,325	$8,767	$9,594
Weighted average common shares outstanding	9,660,168	8,172,577	9,553,463	8,158,003
Add dilutive effects of potential additional common stock	55,220	65,090	54,883	259,466
Weighted average common and dilutive potential common shares outstanding	9,715,388	8,237,667	9,608,346	8,417,469
Earnings per share assuming dilution	$0.33	$0.40	$0.91	$1.14

Stock options for 23,500 shares of common stock were not considered in computing diluted earnings per share for the three and nine months ended September 30, 2015 because they were antidilutive.  There were no stock options considered antidilutive for the three or nine months ended September 30, 2016.

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  9 – FAIR VALUE - continued

The carrying amounts and estimated fair values of financial instruments at September 30, 2016 were as follows:

		Fair Value Measurements at September 30, 2016 Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and due from banks	$87,827	$87,827	$-	$-	$87,827
Federal funds sold	6,861	6,861	-	-	6,861
Securities available for sale	295,211	-	295,211	-	295,211
Loans, net	1,023,082	-	-	1,020,364	1,020,364
Federal Home Loan Bank stock	3,220	n/a	n/a	n/a	n/a
Interest receivable	4,019	-	895	3,124	4,019

Financial liabilities
Deposits	$(1,273,585)	$(911,302)	$(360,793)	$-	$(1,272,095)
Securities sold under agreements to repurchase	(27,145)	-	(27,145)	-	(27,145)
FHLB advances	(531)	-	(547)	-	(547)
Other borrowed funds	(9,467)	-	(9,720)	-	(9,720)
Subordinated Debt	(5,333)	-	(5,326)	-	(5,326)
Interest payable	(332)	(8)	(324)	-	(332)

The carrying amounts and estimated fair values of financial instruments at December 31, 2015 were as follows:

		Fair Value Measurements at December 31, 2015 Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and due from banks	$66,704	$66,704	$-	$-	$66,704
Federal funds sold	5,835	5,835	-	-	5,835
Securities available for sale	255,466	-	255,466	-	255,466
Loans, net	840,099	-	-	838,867	838,867
Federal Home Loan Bank stock	3,072	n/a	n/a	n/a	n/a
Interest receivable	3,162	-	633	2,529	3,162

Financial liabilities
Deposits	$(1,060,196)	$(726,018)	$(331,747)	$-	$(1,057,765)
Securities sold under agreements to repurchase	(21,694)	-	(21,694)	-	(21,694)
Other borrowed funds	(11,292)	-	(11,318)	-	(11,318)
Interest payable	(321)	(6)	(315)	-	(321)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  9 – FAIR VALUE - continued

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at September 30, 2016 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale
Mortgage-backed securities
U. S. agency MBS - residential	$168,128	$-	$168,128	$-
U. S. agency CMO’s - residential	82,522	-	82,522	-
Total mortgage-backed securities of government sponsored agencies	250,650	-	250,650	-
U. S. government sponsored agency securities	25,867	-	25,867	-
Obligations of states and political subdivisions	18,694	-	18,694	-
Total available for sale	$295,211	$-	$295,211	$-

		Fair Value Measurements at December 31, 2015 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale
Mortgage-backed securities
U. S. agency MBS - residential	$132,347	$-	$132,347	$-
U. S. agency CMO’s - residential	105,122	-	105,122	-
Total mortgage-backed securities of government sponsored agencies	237,469	-	237,469	-
U. S. government sponsored agency securities	10,429	-	10,429	-
Obligations of states and political subdivisions	7,568	-	7,568	-
Total securities available for sale	$255,466	$-	$255,466	$-

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  9 – FAIR VALUE - continued

Assets and liabilities measured at fair value on a non-recurring basis at September 30, 2016 are summarized below:

		Fair Value Measurements at September 30, 2016 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Commercial real estate:
Owner occupied	$310	$-	$-	$310
Non-owner occupied	370	-	-	370
Commercial and industrial	12	-	-	12
All other	74	-	-	74
Total impaired loans	$766	$-	$-	$766

Other real estate owned:
Residential real estate	$608	$-	$-	$608
Commercial real estate:
Owner occupied	259	-	-	259
Non-owner occupied	2,253	-	-	2,253
All other	4,421	-	-	4,421
Total OREO	$7,541	$-	$-	$7,541

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $1,289,000 at September 30, 2016 with a valuation allowance of $523,000 and a carrying amount of $690,000 at December 31, 2015 with a valuation allowance of $299,000.  The change resulted in a provision for loan losses of $215,000 for the nine months ended September 30, 2016, compared to an $136,000 provision for loan losses for the nine months ended September 30, 2015 and a $24,000 provision for loan losses for the three months ended September 30, 2016, compared to a $18,000 provision for loan losses for the three months ended September 30, 2015.  The detail of impaired loans by loan class is contained in Note 3 above.

Other real estate owned measured at fair value less costs to sell, had a net carrying amount of $7,541,000 which is made up of the outstanding balance of $10,758,000 net of a valuation allowance of $3,217,000 at September 30, 2016.  There were $478,000 of additional write downs during the nine months ended September 30, 2016, compared to $614,000 of additional write downs during the nine months ended September 30, 2015.  For the three months ended September 30, 2016 there were $478,000 of additional write downs compared to $368,000 of additional write downs during the three months ended September 30, 2015.  At December 31, 2015, other real estate owned had a net carrying amount of $8,059,000, made up of the outstanding balance of $10,825,000, net of a valuation allowance of $2,766,000.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  9 – FAIR VALUE - continued

The significant unobservable inputs related to assets and liabilities measured at fair value on a non-recurring basis at September 30, 2016 are summarized below:

	September 30, 2016	Valuation Techniques	Unobservable Inputs	Range (Weighted Avg)
Impaired loans:
Commercial real estate:
Owner occupied	$310	sales comparison	adjustment for limited salability of specialized property	44.8%-76.3% (56.1%)
Non-owner occupied	370	sales comparison	adjustment for differences between the comparable sales	16.3%-16.3% (16.3%)
Commercial and industrial	12	sales comparison	adjustment for estimated realizable value	8.0%-8.0% (8.0%)
All other	74	sales comparison	adjustment for percentage of completion of construction	8.0%-8.0% (8.0%)
Total impaired loans	$766

Other real estate owned:
Residential real estate	$608	sales comparison	adjustment for differences between the comparable sales	0.7%-31.6% (24.7%)
Commercial real estate:
Owner occupied	259	sales comparison	adjustment for estimated realizable value	1.3%-25.4% (5.0%)
Non-owner occupied	2,253	sales comparison	adjustment for differences between the comparable sales	17.2%-23.4% (22.3%)
All other	4,421	sales comparison	adjustment for estimated realizable value	15.7%-40.4% (19.9%)
Total OREO	$7,541

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  10 – ACQUISITION OF FIRST NATIONAL BANKSHARES CORPORATION

Effective at the close of business on January 15, 2016, Premier completed its purchase of First National Bankshares Corporation (“Bankshares”), a $237.5 million single bank holding company headquartered in Ronceverte, West Virginia.  Under terms of an agreement of merger dated July 6, 2015, Premier issued 1.69 shares of its common stock for each share of Bankshares for a total acquisition value of approximately $22.0 million.  Based on the preliminary valuation of the fair value of tangible and intangible assets acquired and liabilities assumed the purchase price resulted in approximately $3.32 million in goodwill, none of which is deductible for tax purposes.  During the period following the acquisition through the quarter ended September 30, 2016, management obtained information regarding its initial valuations that resulted in increases in the fair value of the premises acquired, the estimated core deposit intangible, and related deferred taxes.  These adjustments decreased the amount of goodwill recorded as a result of the acquisition to approximately $1.57 million, consisting largely of synergies and the cost savings resulting from the combining of the operations of the companies. The core deposit intangible asset was revised to a total of $3.31 million, none of which is deductible for tax purposes.  The core deposit intangible will be amortized using an accelerated method.  The following table presents estimated amortization of the Bankshares core deposit intangible as of the acquisition date for each of the next five years.

2016	$455
2017	428
2018	364
2019	309
2020	289
Thereafter	1,463
Total core deposit intangible acquired	$3,308

The valuations of loans, premises and equipment and core deposit intangible are still preliminary and subject to change.  United States generally accepted accounting principles (“U.S. GAAP”) provide up to twelve months following the date of acquisition in which management can finalize the fair values of acquired assets and assumed liabilities. Material events that occur during the measurement period will be analyzed to determine if the new information reflected facts and circumstances that existed on the acquisition date. The measurement period ends as soon as the Company receives the information it was seeking about facts and circumstances that existed as of the acquisition date or learns more information is unobtainable. The measurement period is limited to one year from the acquisition date. Once management has finalized the fair values of acquired assets and assumed liabilities within this twelve month period, management considers such values to be the “Day One Fair Values.”  Based on management’s preliminary valuation of the fair value of tangible and intangible assets acquired and liabilities assumed, the purchase price for the Bankshares acquisition is allocated in the table below.  There were no recast adjustments during the third quarter of 2016.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  10 – ACQUISITION OF FIRST NATIONAL BANKSHARES CORPORATION - continued

Net assets acquired via the acquisition are shown in the table below.

	As Initially Reported	Recast Adjustments during 2nd Quarter 2016	First National Bankshares
Cash and due from banks	$16,385	$-	$16,385
Securities available for sale	76,612	-	76,612
Loans, net	132,954	-	132,954
Premises and equipment	4,606	1,233	5,839
Goodwill and other intangible assets	5,176	(293)	4,883
Other assets	1,764	(940)	824
Total assets acquired	237,497	-	237,497

Deposits	(205,174)	-	(205,174)
Repurchase agreements	(2,168)	-	(2,168)
FHLB borrowings	(1,347)	-	(1,347)
Subordinated debt	(5,307)	-	(5,307)
Other liabilities	(1,460)	-	(1,460)
Total liabilities assumed	(215,456)	-	(215,456)
Net assets acquired	$22,041	$-	$22,041

The fair value of net assets acquired includes fair value adjustments to certain receivables that were not considered impaired as of the acquisition date. The fair value adjustments were determined using discounted contractual cash flows.  However, the Company believes that all contractual cash flows related to these non-impaired financial instruments will be collected.  As such, these receivables were not considered impaired at the acquisition date and were not subject to the accounting guidance relating to purchase credit impaired loans, which have shown evidence of credit deterioration since origination.  The non-impaired loans excluded from the purchase credit impairment guidance were recorded at an estimated fair value of $125,669,000 and had gross contractual amounts receivable of $127,347,000 on the date of acquisition.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2016

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

Net income for the nine months ended September 30, 2016 was $8,767,000, or $0.91 per diluted share, compared to net income of $9,594,000, or $1.14 per diluted share, for the nine months ended September 30, 2015.  The decrease in income in 2016 is largely due to an increase in the provision for loan losses compared to the first nine months of 2015 and an increase in operating expenses from the operations of the acquired First National Bank (“First National”), which were not included in Premier’s 2015 results.  First National, a wholly owned subsidiary of First National Bankshares Corporation (“Bankshares”) headquartered in Ronceverte, West Virginia, was purchased as part of Premier’s acquisition of Bankshares on January 15, 2016.  Premier issued 1.4 million shares of its common stock valued at approximately $22,041,000 to the shareholders of Bankshares.  On March 4, 2016, as part of Premier’s assimilation of Bankshares, First National was converted to Premier’s operating systems and merged into Premier Bank, Inc., a wholly own subsidiary of Premier.  The six branches of First National became branches of Premier Bank and now comprise the bank’s second largest operating division.  The operations of First National’s six branches plus the operations of Bankshares are only included in the operations of Premier since the January 15, 2016 acquisition date.  The decrease in net income related to the provision for loan losses is a result of an $1,436,000 of provision expense recorded during the first nine months of 2016, which compares to $232,000 of provision for loan losses recorded during the first nine months of 2015.  The increase in the provision for loan losses during the first nine months of 2016 was due to two primary factors, a $51.2 million, or 6.0%, increase in loans outstanding (exclusive of the loans acquired via the purchase of Bankshares) and an estimate for the potential loan losses related to the June, 2016 flooding that occurred in some of Premier’s West Virginia markets.  The annualized returns on average common shareholders’ equity and average assets were approximately 6.71% and 0.79% for the nine months ended September 30, 2016 compared to 8.66% and 1.01%% for the same period in 2015.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2016

Net income for the three months ended September 30, 2016 was $3,164,000, or $0.33 per diluted share, compared to net income of $3,325,000, or $0.40 per diluted share for the three months ended September 30, 2015.  The decrease in net income during the third quarter of 2016 is largely due to a $1,522,000 increase in non-interest expense and a $150,000 increase in interest expense in the third quarter of 2016 that were not fully offset by the $1,083,000 increase in interest income and the $260,000 increase in non-interest income when compared to the third quarter of 2015.  The comparative increase in interest income in the third quarter of 2016 is negatively impacted  by a higher amount of income recognized from deferred income and discounts recognized  on non-accrual loans that paid off during the third quarter  of 2015, compared to the third quarter of 2016.  The annualized returns on average common shareholders’ equity and average assets were approximately 7.10% and 0.84% for the three months ended September 30, 2016 compared to 9.04% and 1.05% for the same period in 2015.

Net interest income for the nine months ended September 30, 2016 totaled $40.262 million, up $3.592 million or 9.8%, from the $36.670 million of net interest income earned in the first nine months of 2015, as an increase in interest income more than offset an increase in interest expense.  Interest income in 2016 increased by $3.991 million, or 10.0%, largely due to a $5.322 million increase in interest income from the operations of First National.  This increase in interest income was partially offset by a $872,000, or 2.2%, decrease in interest income from Premier’s other operations and a $459,000 decrease in income recognized from deferred interest and  discounts  collected on non-accrual loans that liquidated during first nine months of 2016 compared to the first nine months of 2015.  The timing of these liquidations is difficult to predict, which creates fluctuations in reported loan interest income.  Interest income on loans increased by $3.272 million, or 9.1%, due to the addition of $4.631 million of interest income on loans added via the acquisition of First National, partially offset by a $900,000 decrease in interest income on loans from Premier’s other operations and the $459,000 decrease in income recognized from deferred interest and  discounts collected on non-accrual loans.  Interest earned on investments increased by $528,000, or 13.9%, due to the addition of approximatley $650,000 of interest income on investments added via the acquisition of First National, partially offset by a $122,000 decrease in interest income on investments from Premier’s other operations.  Interest earned on federal funds sold and interest bearing bank balances increased by $191,000 largely due to higher yields earned on these highly liquid assets.

Interest expense increased in total during the first nine months of 2016 by $399,000, or 13.0%, when compared to the same nine months of 2015.  Interest expense increased by $769,000 due to the addition of the operations acquired from Bankshares, including $588,000 of interest expense on the deposits and borrowings of First National and $181,000 of interest expense on subordinated debentures assumed by Premier as part of the acquisition of Bankshares.  The subordinated debentures can be included as a portion of Premier’s regulatory Tier 1 capital, subject to certain conditions and limitations.  Partially offsetting the $769,000 increase in interest expense from the addition of the operations acquired from Bankshares was a $370,000, or 12.0%, decrease in interest expense from Premier’s other operations largely due to a $305,000, or 11.5%, decrease in interest expense on deposits and a $70,000, or 17.9%, decrease in interest expense on other borrowings.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2016

Premier’s net interest margin during the first nine months of 2016 was 3.92% compared to 4.19% for the same period in 2015.  Impacting the comparison of Premier’s net interest margin in 2016 with its net interest margin in 2015 are the assets and liabilities acquired via the Bankshares purchase, which generated additional net interest income in the first nine months of 2016 compared to the net interest income in the first nine months of 2015 but not necessarily at the same net interest margin as Premier’s historical yields.  As shown in the table below, while Premier’s yield earned on federal funds sold and interest bearing bank balances increased to 0.66% in the first nine months of 2016, the average yield earned on securities available for sale and total loans outstanding both decreased when compared to the first nine months of 2015, largely due to the acquired earning assets of First National.  However, the average rate paid on interest bearing liabilities decreased very little in the first nine months of 2016, as decreases in the average rates paid on interest-bearing deposits, short-term borrowings and other borrowings were partially offset by higher average rates paid on the FHLB advances and subordinated debentures assumed in the acquisition of Bankshares.  The overall effect was to reduce Premier’s net interest spread by 26 basis points to 3.80% and its net interest margin by 27 basis points to 3.92% in the first nine months of 2016 when compared to the first nine months of 2015.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2016

Additional information on Premier’s net interest income for the first nine months of 2016 and first nine months of 2015 is contained in the following table.

PREMIER FINANCIAL BANCORP, INC.
AVERAGE CONSOLIDATED BALANCE SHEETS
AND NET INTEREST INCOME ANALYSIS

	Nine Months Ended Sept. 30, 2016			Nine Months Ended Sept. 30, 2015
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
Assets
Interest Earning Assets
Federal funds sold and other	$66,518	$328	0.66%	$69,725	$137	0.26%
Securities available for sale
Taxable	294,926	4,075	1.84	221,184	3,639	2.19
Tax-exempt	18,048	254	2.89	8,723	162	3.96
Total investment securities	312,974	4,329	1.90	229,457	3,801	2.26
Total loans	995,517	39,084	5.24	873,884	35,812	5.48
Total interest-earning assets	1,375,009	43,741	4.26%	1,173,066	39,750	4.54%
Allowance for loan losses	(10,235)			(10,436)
Cash and due from banks	38,291			32,040
Other assets	81,678			73,471
Total assets	$1,484,743			$1,268,141

Liabilities and Equity
Interest-bearing liabilities
Interest-bearing deposits	$960,668	2,917	0.41	$823,933	2,661	0.43
Short-term borrowings	25,068	28	0.15	16,102	28	0.23
FHLB advances	2,904	32	1.47	-	-	-
Other borrowings	10,396	321	4.12	12,008	391	4.35
Subordinated debentures	5,027	181	4.81	-	-	-
Total interest-bearing liabilities	1,004,063	3,479	0.46%	852,043	3,080	0.48%
Non-interest bearing deposits	302,558			263,475
Other liabilities	3,918			4,888
Stockholders’ equity	174,204			147,735
Total liabilities and equity	$1,484,743			$1,268,141

Net interest earnings		$40,262			$36,670
Net interest spread			3.80%			4.06%
Net interest margin			3.92%			4.19%

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2016

Additional information on Premier’s net interest income for the third quarter of 2016 and third quarter of 2015 is contained in the following table.

PREMIER FINANCIAL BANCORP, INC.
AVERAGE CONSOLIDATED BALANCE SHEETS
AND NET INTEREST INCOME ANALYSIS

	Three Months Ended Sept. 30, 2016			Three Months Ended Sept. 30, 2015
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
Assets
Interest Earning Assets
Federal funds sold and other	$69,396	$123	0.71%	$76,900	$49	0.25%
Securities available for sale
Taxable	288,582	1,285	1.78	216,468	1,176	2.17
Tax-exempt	16,796	82	3.00	7,917	51	3.98
Total investment securities	305,378	1,367	1.85	224,385	1,227	2.24
Total loans	1,027,011	13,375	5.18	868,372	12,506	5.71
Total interest-earning assets	1,401,785	14,865	4.23%	1,169657	13,782	4.69%
Allowance for loan losses	(10,840)			(10,310)
Cash and due from banks	42,224			31,656
Other assets	81,240			73,902
Total assets	$1,514,409			$1,264,905

Liabilities and Equity
Interest-bearing liabilities
Interest-bearing deposits	$970,005	965	0.40	$816,673	858	0.42
Short-term borrowings	29,571	10	0.13	15,215	9	0.23
FHLB advances	5,104	10	0.78	-	-	-
Other borrowings	9,779	101	4.11	12,254	132	4.27
Subordinated debentures	5,328	63	4.70	-	-	-
Total interest-bearing liabilities	1,019,787	1,149	0.45%	844,142	999	0.47%
Non-interest bearing deposits	312,898			268,661
Other liabilities	3,536			4,941
Stockholders’ equity	178,188			147,161
Total liabilities and equity	$1,514,409			$1,264,905

Net interest earnings		$13,716			$12,783
Net interest spread			3.78%			4.22%
Net interest margin			3.91%			4.35%

Net interest income for the quarter ended September 30, 2016 totaled $13.716 million, up $933,000, or 7.3%, from the $12.783 million of net interest income earned in the third quarter of 2015, as an increase in interest income more than offset an increase in interest expense.  Interest income in the third quarter of 2016 increased by $1.083 million, or 7.9%, largely due to a $1.720 million increase in interest income from the operations of First National.  This increase in interest income was partially offset by a $108,000, or 0.7%, decrease in interest income from Premier’s other operations and a $529,000 decrease in income recognized from deferred interest and discounts  collected on non-accrual loans liquidated during the third quarter of 2016 compared to the third quarter of 2015.  Interest income on loans increased by $869,000, or 6.9%, due to the addition of $1.502 million of interest income on loans added via the acquisition of First National, partially offset by a $104,000 decrease in interest income on loans from Premier’s other operations and the $529,000 decrease in income recognized from deferred interest and discounts collected on non-accrual loans.  Interest earned on investments increased by $140,000, or 11.4%, due to the addition of approximately $208,000 of interest income on investments added via the acquisition of First National, partially offset by a $68,000 decrease in interest income on investments from Premier’s other operations.  Interest earned on federal funds sold and interest bearing bank balances increased by $74,000 largely due to higher yields earned on these highly liquid assets.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2016

Interest expense increased in total during the third quarter of 2016 by $150,000, or 15.0%, when compared to the same quarter of 2015.  Interest expense increased by $250,000 due to the addition of the operations acquired from Bankshares, including $187,000 of interest expense on the deposits and borrowings of First National and $63,000 of interest expense on subordinated debentures assumed by Premier as part of the acquisition of Bankshares.  Partially offsetting the $250,000 increase in interest expense from the addition of the operations acquired from Bankshares was a $100,000, or 10.0%, decrease in interest expense from Premier’s other operations largely due to a $75,000, or 8.7%, decrease in interest expense on deposits and a $31,000, or 23.5%, decrease in interest expense on other borrowings.
Premier’s net interest margin during the third quarter of 2016 was 3.91% compared to 4.35% for the same period in 2015.  Impacting the comparison of Premier’s net interest margin in 2016 with its net interest margin in 2015 are the assets and liabilities acquired via the Bankshares purchase, which generated additional net interest income in the third quarter of 2016 compared to the net interest income in the third quarter of 2015 but not necessarily at the same net interest margin as Premier’s historical yields.  As shown in the table above, while Premier’s yield earned on federal funds sold and interest bearing bank balances increased to 0.71% in the third quarter of 2016, the average yield earned on securities available for sale and total loans outstanding both decreased when compared to the third quarter of 2015, largely due to the acquired earning assets of First National.  However, the average rate paid on interest bearing liabilities decreased very little in the third quarter of 2016, as decreases in the average rates paid on interest-bearing deposits, short-term borrowings and other borrowings were partially offset by higher average rates paid on the FHLB advances and subordinated debentures assumed in the acquisition of Bankshares.  The overall effect was to reduce Premier’s net interest spread by 44 basis points to 3.78% and its net interest margin by 44 basis points to 3.91% in the third quarter of 2016 when compared to the same quarter of 2015.
Non-interest income increased by $795,000, or 15.1%, to $6,064,000 for the first nine months of 2016 compared to the same period of 2015.  Service charges on deposit accounts increased by $235,000, or 8.6%, electronic banking income (income from debit/credit cards, ATM fees and internet banking charges) increased by $339,000, or 16.8%, and income from other sources increased by $221,000, or 43.1%, including a $65,000 increase in commissions from selling mortgages in the secondary market.  The increases in non-interest income are largely due to the inclusion of the operations of First National in 2016, which added approximately $662,000 of non-interest income in the first nine months of 2016.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2016

For the quarter ending September 30, 2016, non-interest income increased by $260,000, or 14.4%, to $2,062,000 compared to $1,802,000 recognized during the same quarter of 2015.  Service charges on deposit accounts increased by $83,000, or 8.8%, electronic banking income increased by $121,000, or 18.1%, secondary market mortgage income increased by $26,000, and non-interest income from other sources increased by $30,000.  The increases in non-interest income are largely due to the inclusion of the operations of First National in 2016, which added approximately $183,000 of non-interest income in the third quarter of 2016.
Non-interest expenses for the first nine months of 2016 totaled $31.32 million, or 2.82% of average assets on an annualized basis, compared to $26.81 million, or 2.83% of average assets for the same period of 2015.  The $4,513,000 increase in non-interest expenses in 2016 when compared to the first nine months of 2015 is largely due to a $3,520,000 increase in non-interest expense from the operations of the six branches of First National and $196,000 of expenses directly incurred to convert First National’s operating and data systems.  In addition to these expenses, non-interest expense increased by $797,000, or 3.0%, as a result of Premier’s other operations.  Largely as a result of the First National operations, staff costs increased by $2,060,000, or 15.9%, occupancy and equipment expenses increased by $779,000, or 19.9%, data processing costs (excluding conversion costs) increased by $660,000, or 20.2%, amortization of intangible assets increased by $218,000, or 33.9%, FDIC insurance costs increased by $99,000, or 15.2%, and other operating expenses increased by $450,000, or 14.9%.
Non-interest expenses for the third quarter of 2016 totaled $10.61 million, or 2.79% of average assets on an annualized basis, compared to $9.09 million, or 2.85% of average assets for the same period of 2015.  The $1,522,000 increase in non-interest expenses in the third quarter of 2016 when compared to the third quarter of 2015 is largely due to a $998,000 increase in non-interest expense from the operations of the six branches of First National.  In addition to these expenses, non-interest expense increased by $524,000, or 5.8%, as a result of Premier’s other operations.  Largely as a result of the First National operations, staff costs increased by $668,000, or 16.1%, occupancy and equipment expenses increased by $307,000, or 23.1%, data processing costs (excluding conversion costs) increased by $196,000, or 17.8%, amortization of intangible assets increased by $68,000, or 32.4%, and other operating expenses increased by $141,000, or 13.2%, when compared to the third quarter of 2015.  Not related to the operations of First National, OREO expenses and writedowns increased by $96,000, or 14.4%, in the third quarter of 2016 as higher carrying value writedowns, net of gains on the sale of OREO, during the third quarter of 2016 more than offset lower expenses related to the maintenance of OREO properties in the third quarter of 2016 when compared to the third quarter of 2015.
Income tax expense was $4,803,000 for the first nine months of 2016 compared to $5,306,000 for the first nine months of 2015.  The effective tax rate for the nine months ended September 30, 2016 was 35.4% compared to 35.6% for the same period in 2015.  For the quarter ended September 30, 2016, income tax expense was $1,694,000, a 34.9% effective tax rate, compared to $1,865,000 (a 35.9% effective tax rate) for the same period in 2015.  The decrease in income tax expense during the first nine months of 2016 can be primarily attributed to the decrease in pre-tax income detailed above, as the effective tax rate was essentially unchanged.  Similarly, the decrease in income tax expense during the third quarter of 2016 when compared to the same quarter of 2015 can also be primarily attributed to the decrease in pre-tax income for the quarter as detailed above.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2016

B.   Financial Position
Total assets at September 30, 2016 increased by $253.4 million to $1.498 billion from the $1.245 billion at December 31, 2015.  The increase in total assets since year-end is largely due to the $237.5 million of assets from the Bankshares acquisition in January 2016. Otherwise, a $51.2 million increase in total loans outstanding from organic growth was partially offset by a $36.9 million decrease in securities available for sale.  Earning assets increased by $239.9 million from the $1.147 billion at year-end 2015 to end the quarter at $1.387 billion including an increase of $223.9 million of earning assets from the Bankshares acquisition.
Cash and due from banks at September 30, 2016 was $40.3 million, a $6.4 million increase from the $33.9 million at December 31, 2015.  Interest-bearing bank balances increased by $14.8 million from the $32.8 million reported at December 31, 2015, while federal funds sold increased by $1.0 million to $6.9 million at September 30, 2016.  The increases in cash and due from banks and interest-bearing bank balances are largely due to the Bankshares acquisition, which added approximately $2.4 million of cash and due from banks and $14.0 million of interest bearing bank balances.  Changes in these highly liquid assets are generally in response to increases in deposits, the demand for deposit withdrawals or the funding of loans or investment purchases and are part of Premier’s management of its liquidity and interest rate risks.
Securities available for sale totaled $295.2 million at September 30, 2016, a $39.7 million increase from the $255.5 million at December 31, 2015.  The increase was largely due to the $76.6 million of securities available for sale added from the Bankshares acquisition.  Otherwise, securities available for sale have decreased by $36.9 million since year-end, primarily due to proceeds from monthly principal payments on Premier’s mortgage backed securities portfolio and securities maturing during the year, which more than offset $22.5 million of investment purchases during the first nine months of 2016 and a $4.5 million increase in the market value of the securities available for sale.  The investment portfolio is predominately high quality residential mortgage backed securities backed by the U.S. Government or Government sponsored agencies.  Any unrealized losses on securities within the portfolio at September 30, 2016 and December 31, 2015 are believed to be price changes resulting from increases in the long-term interest rate environment since acquiring the investment security and management anticipates receiving all principal and interest on these investments as they come due.  Additional details on investment activities can be found in the Consolidated Statements of Cash Flows.
Total loans at September 30, 2016 were $1.034 billion compared to $849.7 million at December 31, 2015, an increase of approximately $184.2 million, or 21.7%.  The increase in loans was largely due to the $133.0 million of loans added from the Bankshares acquisition.  Total loans also increased by $51.2 million during the first nine months of 2016, with $41.5 million of the increase occurring during the second quarter of 2016 and another $5.8 millon of the increase occurring during the third quarter of 2016, as internal loan growth at Premier’s other operations more than offset regular principal payments, loan payoffs and transfers of loans to OREO upon foreclosure.  Approximately $32.3 million of the net increase in loans during 2016 resulted from an increase in loans originated in Premier’s Kentucky and Ohio markets with another $35.0 million of the net increase originated in Premier’s Washington DC market.   The remaining $16.1 million net decrease in loans outstanding was primarily in Premier’s traditional West Virginia markets.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2016

Premises and equipment increased by $4.8 million, as the $5.8 million of premises and equipment of the six branches of First National was partially offset by normal depreciation of fixed assets.  Goodwill and other intangible assets increased by $4.0 million, as the $4.9 million of intangible assets generated by the acquisition of Bankshares was partially offset by $862,000 of core deposit intangible amortization.
Deposits totaled $1.274 billion as of September 30, 2016, a $213.4 million, or 20.1%, increase from the $1.060 billion in deposits at December 31, 2015.  The overall increase in deposits is largely due to the initial $205.2 million of deposits assumed in the Bankshares acquisition.  The total of these deposits has decreased by approximately $6.5 million, or 3.2% since acquisition, primarily in certificates of deposit.  Otherwise, total deposits have increased by approximately $14.7 million, or 1.4%, from Premier’s other operations.  The $14.7 million increase in deposits includes a $10.6 million, or 3.9%, increase in non-interest bearing deposits, a $7.1 million, or 3.9%, increase in interest bearing transaction accounts, and an $11.3 million, or 4.2%, increase in savings and money market accounts.  These increases more than offset a $14.2 million, or 4.3%, decrease in certificates of deposit as customers continue to retain their maturing certificate of deposit funds in more traditional deposit accounts rather than renew their certificates under the current low interest rate environment.  Repurchase agreements with corporate and public entity customers increased in the first nine months of 2016 by $5.5 million, or 25.1%, which includes $2.2 million obtained by the acquisition of Bankshares.
On January 15, 2016, Premier assumed approximately $1.3 million of amortizing FHLB advances made to First National bearing interest rates ranging from 4.32% to 4.93% and maturities ranging from December 2017 to May 2025.  Through September 30, 2016, Premier has prepaid all but one of these amortizing advances, leaving $490,000 outstanding with a maturity date in December 2024.  For additional details on FHLB advances, see Note 5 to the consolidated financial statements.
Other borrowed funds decreased by $1.8 million since year-end 2015 due to scheduled principal payments plus additional principal payments on Premier’s existing borrowings.  However, Premier also assumed $6.186 million of subordinated debentures issued by Bankshares, reduced by $863,000 of fair value adjustments, as a result of the acquisition of Bankshares in January 2016.  Additional details on the subordinated debentures can be found in Note 6 to the consolidated financial statements.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2016

The following table sets forth information with respect to the Company’s nonperforming assets at September 30, 2016 and December 31, 2015.

	(In Thousands)
	2016	2015
Non-accrual loans	$8,434	$7,141
Accruing loans which are contractually past due 90 days or more	6,772	3,032
Accruing restructured loans	8,555	4,003
Total non-performing and restructured loans	23,761	14,176
Other real estate acquired through foreclosure (OREO)	12,293	13,040
Total non-performing assets	$36,054	$27,216

Non-performing loans as a percentage of total loans	2.30%	1.67%

Non-performing assets as a percentage of total assets	2.41%	2.19%

Total non-performing and restructured loans have increased since year-end, largely due to $360,000 of non-accrual loans and $232,000 of loans past due 90 days or more from the acquisition of Bankshares and $5.6 million of new accruing restructured loans.  Otherwise, non-accrual loans increased by $933,000 and loans past due 90 days or more increased by $3.5 million from Premier’s other operations.  Other real estate owned (“OREO”) decreased by $747,000 as new foreclosures in the first nine months of 2016 were exceeded by OREO sales and an additional writedown of the carrying value of one property to a more recent appraised value.  The acquisition of Bankshares did not add any OREO properties.  With limited exception, the non-accrual loans and restructured loans of Bankshares were converted to performing loans as a result of applying purchase discounts to the acquisition value of the loans based upon the borrowers’ ability to repay their obligations.  Additional details on these “Purchase Credit Impaired” loans is found in Note 3 to the financial statements.
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
Gross charge-offs totaled $575,000 during the first nine months of 2016, largely due to consumer lending based charge-offs and the partial charge-off of loans upon foreclosure and placement into OREO.  Any collections on charged-off loans, or partially charged-off loans, would be presented in future financial statements as recoveries of the amounts charged against the allowance.  Recoveries recorded during the first nine months of 2016 totaled $355,000, resulting in net charge-offs for the first nine months of 2016 of $220,000.  This compares to $754,000 of net charge-offs recorded in the first nine months of 2015.  The large amount of net charge-offs in 2015 was largely due to the partial charge-off of previously identified impaired loans upon foreclosure and placement into OREO during the year and the charge-off of the remaining balance over and above the portion guaranteed by the Small Business Administration (“SBA”) on some previously identified impaired loans during the first quarter of 2015.  The allowance for loan losses at September 30, 2016 was 1.05% of total loans compared to 1.14% at December 31, 2015.  The decrease in the ratio is largely due to the $133.0 million increase in total loans outstanding resulting from the acquisition of Bankshares with no additional amount added to the allowance.  These loans were recorded at fair value, incorporating estimated credit risk and interest rate yield adjustments into the recorded value.  As such, under current accounting guidance, no increase in the allowance for loan losses was recorded as a result of the Bankshares acquisition.  Excluding the initial $133.0 million in loans from the Bankshares acquisition, the allowance for loan losses would be 1.21% of the remaining loans in the portfolio.  The increase in the comparative ratio since year-end is largely due to an increase in the amount of allowance allocated to loans individually evaluated for impairment, plus $500,000 added to the allowance for an estimate of loan losses that may result from the flooding in some of Premier’s West Virginia markets during the last week of June, 2016.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2016

During the first nine months of 2016, Premier recorded a $1,436,000 provision for loan losses.  This provision compares to $232,000 of provision for loan losses recorded during the same nine months of 2015.  The 2016 provision for loan losses was due in large part to the $51.2 million of growth in outstanding loans in 2016, exclusive of the loans acquired from Bankshares, and an estimate for the potential loan losses related to the flash flooding that occurred in some of Premier’s West Virginia markets during the last week of June, 2016.  It may be some time before the Company begins to experience any specific loan losses related to unreimbursed damage to borrowers’ collateral or any lasting economic impact to business customers in areas that rely on vacation season tourism.  The provision for loan losses for the first nine months of 2015 was impacted by a large loan recovery recorded in the second quarter of 2015.  The recovery exceeded calculated increases in the credit risk of the loan portfolio resulting from increases in specific loan impairments and collectively evaluated loans as a group during the second quarter of 2015.  The result was a $146,000 negative provision for loan losses in the second quarter of 2015, which exceeded the $69,000 of provision expense recorded in the first quarter of 2015 and partially offset the $309,000 provision for loan losses in the third quarter of 2015.  The total provision for loan losses recorded during the third quarter of 2016 was $312,000 compared to a $309,000 provision for loan losses recorded during the third quarter of 2015.   The impact of the West Virginia flooding on the Company’s overall loan portfolio credit quality has been minimal thus far. As a result, management did not believe there was any need to increase its estimate of potential losses as of the end of the third quarter of 2016.  The recorded provision for loan losses in the third quarter of 2016 was largely the result of an increase in loans outstanding during the quarter and to provide for the increase in estimated credit risk in loans collectively evaluated for impairment.
The provisions for loan losses recorded in 2015 and 2016 were made in accordance with Premier’s policies regarding management’s estimation of probable incurred losses in the loan portfolio and the adequacy of the allowance for loan losses, which are in accordance with accounting principles generally accepted in the United States of America.  These methodologies are subject to change in the adoption of ASU No. 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments issued by the FASB in June 2016 which will become effective for the Company for interim and annual periods beginning after December 15, 2019.  Future provisions to the allowance for loan losses, positive or negative, will depend on future improvement or deterioration in estimated credit risk in the loan portfolio as well as whether additional payments are received on loans having significant credit risk.  Premier continues to monitor and evaluate the impact that national housing market prices may have on its local markets and collateral valuations as management evaluates the adequacy of the allowance for loan losses. While some price deterioration has occurred, it is not currently anticipated that Premier’s markets will be impacted as severely as other areas of the country due to the historically modest increases in real estate values in the Company’s markets in West Virginia, Ohio and Kentucky. With the concentrations of commercial real estate loans in the Washington, DC and Richmond, Virginia markets, fluctuations in commercial real estate values will also be monitored. Premier also continues to monitor the impact of the declining coal mining industry that may have a larger impact in the southern area of West Virginia and the state of the natural gas extraction industry which may have a larger impact in the central area of West Virginia.  A declining market and resulting decline in employment could increase non-performing assets.  Premier will continue to monitor and refine its estimate of potential loan losses related to the flash flooding that occurred in some of its West Virginia markets late in the second quarter of 2016.  In each of the last four years, Premier sold some OREO properties at a gain while other OREO properties have required subsequent write-downs to net realizable values. These factors are also considered in determining the adequacy of the allowance for loan losses.  For additional details on the activity in the allowance for loan losses, impaired loans, past due and non-accrual loans and restructured loans, see Note 3 to the consolidated financial statements.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2016

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
SEPTEMBER 30, 2016

D.  Liquidity

Liquidity objectives for the Company can be expressed in terms of maintaining sufficient cash flows to meet both existing and unplanned obligations in a cost effective manner.  Adequate liquidity allows the Company to meet the demands of both the borrower and the depositor on a timely basis, as well as pursuing other business opportunities as they arise.  Thus, liquidity management embodies both an asset and liability aspect while attempting to maximize profitability. In order to provide for funds on a current and long-term basis, the Company’s subsidiary banks rely primarily on the following sources:

1.	Core deposits consisting of both consumer and commercial deposits and certificates of deposit of $250,000 or more. Management believes that the majority of its $250,000 or more certificates of deposit are no more volatile than its other deposits. This is due to the nature of the markets in which the subsidiaries operate.

2.	Cash flow generated by repayment of loans and interest.

3.	Arrangements with correspondent banks for purchase of unsecured federal funds.

4.	The sale of securities under repurchase agreements and borrowing from the Federal Home Loan Bank.

5.	Maintenance of an adequate available-for-sale security portfolio. The Company owns $295.2 million of securities at fair value as of September 30, 2016.

The cash flow statements for the periods presented in the financial statements provide an indication of the Company’s sources and uses of cash as well as an indication of the ability of the Company to maintain an adequate level of liquidity.

E.  Capital
At September 30, 2016, total stockholders’ equity of $177.4 million was 11.8% of total assets.  This compares to total stockholders’ equity of $147.2 million, or 11.8% of total assets on December 31, 2015.  The increase in stockholders’ equity was largely due to the $22.0 million of common stock issued to stockholders of Bankshares in the acquisition.  Otherwise, the $8.8 million of net income in the first nine months of 2016 as well as a $2.9 million, net of tax, increase in the market value of the investment portfolio available for sale were partially offset by $4.3 million, or $0.45 per share, in cash dividends declared and paid to stockholders.
Tier 1 capital totaled $145.5 million at September 30, 2016, which represents a Tier 1 leverage ratio of 9.9%.  This ratio is up from the 9.4% Tier 1 leverage ratio and $116.3 million of Tier 1 capital at December 31, 2015, as the growth in Tier 1 capital from the acquisition of Bankshares was higher in proportion to the average assets added from the acquisition of Bankshares, thus having a positive effect on Premier’s leverage ratio.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2016

The regulatory authorities introduced a new capital measure in the first quarter of 2015 for financial institutions of Premier’s size, Common Equity Tier 1 Capital.  The Common Equity Tier 1 capital measure seeks to determine how much of the traditional Tier 1 capital is attributable to equity contributed by common shareholders by excluding Tier 1 capital from other sources such as preferred stockholders’ equity and subordinated debt.  As of September 30, 2016, Premier’s Common Equity Tier 1 capital is $6.0 million lower than its total Tier 1 capital due to the additional Tier 1 capital included from the subordinated debentures assumed in the acquisition of Bankshares.  Since the subordinated debentures are held by the parent company, the Common Equity Tier 1 capital of the subsidiary banks is identical to their total Tier 1 capital, as none of the subsidiary banks have issued any preferred stock or subordinated debentures.  Beginning in 2016, a new 2.50% capital conservation buffer is being phased-in over the next three-years as a component of regulatory capital.  The capital conservation buffer percentage required in 2016 is an additional 0.625% added to the minimum capital ratios, and will be increased by an additional 0.625% each year until fully phased-in in 2019.  By maintaining Premier’s regulatory capital ratios in excess of the phased-in capital buffer, the Company will avoid regulatorily imposed limitations on dividends, equity repurchases and discretionary bonus payments to management.  Premier’s capital conservation buffer over the minimum total capital to risk-weighted assets ratio at September 30, 2016 was 6.73%, compared to the 0.625% required at September 30, 2016 and the 2.50% fully phased-in capital buffer beginning on January 1, 2019.
Book value per common share was $18.36 at September 30, 2016 compared to $18.00 at December 31, 2015.  Adding to Premier’s book value per share in the first nine months of 2016 was the $0.92 per share earned during the period partially offset by $0.45 per share in total quarterly cash dividends to common shareholders declared and paid during the first three quarters of 2016.  Also adding to Premier’s book value per share at September 30, 2016 was the $2,924,000 of other comprehensive income for the first nine months of 2016 related to the after tax increase in the market value of investment securities available for sale, which increased book value at September 30, 2016 by approximately $0.30 per share.  Partially offsetting these increases in Premier’s book value per share in 2016 was the issuance of shares to acquire Bankshares at a fair value less than Premier’s $18.00 book value at December 31, 2015.

PREMIER FINANCIAL BANCORP, INC.
SEPTEMBER 30, 2016

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
SEPTEMBER 30, 2016

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
SEPTEMBER 30, 2016

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PREMIER FINANCIAL BANCORP, INC.

Date: November 9, 2016          /s/ Robert W. Walker
Robert W. Walker
President & Chief Executive Officer

Date: November 9, 2016          /s/ Brien M. Chase
Brien M. Chase
Senior Vice President & Chief Financial Officer

.