Form 10-K
period 2016-12-31
PREMIER FINANCIAL BANCORP INC
filed 2017-03-16
CIK 887919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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
Yes ☑     No ☐.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2016

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):
Large accelerated filer ☐.	Accelerated filer ☑.	Non-accelerated filer ☐.	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☑.

As of June 30, 2016 the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $141,702,886 based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System Global Market System.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of each class	Outstanding at March 6, 2017
Common Stock without par value	10,640,735

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Shareholders to be held on June 21, 2017.	Part III

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2016

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2016

PART I

Item 1.  Description of Business

THE COMPANY

Premier Financial Bancorp, Inc. (the "Company" or "Premier") is a multi-bank holding company that, as of March 5, 2017 operates ten banking offices in Kentucky, three banking offices in Ohio, twenty-four banking offices in West Virginia, four banking offices in Washington, DC, one banking office in Maryland and four banking offices in Virginia. At December 31, 2016, Premier had total consolidated assets of $1.496 billion, total consolidated deposits of $1.279 billion and total consolidated stockholders' equity of $174.2 million. The banking subsidiaries (the "Banks" or "Affiliate Banks") consist of Citizens Deposit Bank and Trust, Inc., Vanceburg, Kentucky and Premier Bank, Inc., Huntington, West Virginia.

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

In late 2007 Premier resumed a strategy of franchise expansion by acquiring and owning community banks.  On October 24, 2007, the Company entered into a material definitive agreement with Citizens First Bank, Inc. ("Citizens First"), a bank with $60 million of total assets located in Ravenswood, West Virginia.  Under terms of the definitive agreement, Premier agreed to purchase Citizens First for up to $11,700,000 in stock and cash.  Each share of Citizens First common stock was entitled to merger consideration of cash and stock that generally totaled $29.25, subject to certain limitations.  Premier issued 528,000 shares of its common stock plus Premier paid $5.3 million in cash to the shareholders of Citizens First.

On November 27, 2007, the Company entered into a material definitive agreement with Traders Bankshares, Inc. (Traders), a single bank holding company with $108 million of total assets located in Spencer, West Virginia.  Under terms of the definitive agreement, Premier agreed to purchase Traders for approximately $18,140,000 in stock and cash.  Each share of Traders common stock was entitled to merger consideration of $50.00 cash and 4.125 shares of Premier common stock.  Premier issued approximately 742,500 shares of its common stock plus Premier paid $9.0 million in cash to the shareholders of Traders.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2016

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

On December 31, 2008, the Company entered into a material definitive agreement with Abigail Adams National Bancorp, Inc. ("Abigail Adams"), a two bank holding company (Adams National Bank and Consolidated Bank & Trust Company) with $436 million of total assets at December 31, 2008 with locations in and around Washington, DC and Richmond, Virginia.  Under terms of the definitive agreement, Premier agreed to purchase Abigail Adams for approximately $10.8 million in stock.  The acquisition closed on October 1, 2009.  Each share of Abigail Adams common stock was entitled to merger consideration of 0.4907 shares of Premier common stock.  Premier issued approximately 1,699,500 shares of its common stock to the shareholders of Abigail Adams.  Premier participated in the U.S. Treasury's Troubled Asset Relief Program ("TARP") to help fund the rehabilitation of Adams National and provide the additional capital needed to maintain the Company's healthy capital ratios after consummating the merger with Abigail Adams.   For additional information on Premier's participation in the TARP program see "Troubled Asset Relief Program Participation" below.

On September 10, 2010 Citizens Deposit Bank and Trust, Inc. ("Citizens") completed its purchase of four banking offices from Integra Bank located in Maysville and Mt. Olivet, Kentucky, and Ripley and Aberdeen, Ohio.  The purchase of the branches was a strategic move to increase Citizens' presence in its current market area without a significant increase in its operating costs. Citizens paid a $2.4 million deposit premium for the deposit liabilities it assumed and also acquired $17.8 million of branch related loans as well as $34.0 million of additional commercial real estate loans and $10.0 million of other commercial loans selected by Citizens originated from other Integra offices.  The four banking offices were also included in the branch purchase.  The purchase resulted in approximately $1.1 million of goodwill and $2.0 million in core deposit intangible.

On February 28, 2011, Premier received final regulatory approval to move forward with its plans to merge Boone County Bank, headquartered in Madison, West Virginia; First Central Bank, headquartered in Philippi, West Virginia; Traders Bank, Inc., headquartered in Ravenswood, West Virginia; Adams National Bank, headquartered in Washington, DC and Consolidated Bank & Trust, headquartered in Richmond, Virginia, to form Premier Bank, Inc. ("Premier Bank").  The merger was completed on April 9, 2011.  The resulting bank is headquartered in Huntington, West Virginia.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2016

One of the goals achieved by merging the bank charters together was to alleviate the restrictions placed on the Company's operations by written agreements previously entered into by Adams National with the Office of the Comptroller of the Currency, ("OCC") and Consolidated Bank and Trust Company, ("CB&T") with the Federal Reserve Bank of Richmond, ("FRB").  With the surrender of the Adams National charter upon consummation of the merger to form Premier Bank, Inc., the written agreement with the OCC was terminated.  Similarly, with the merger of CB&T into Premier Bank, Inc., the provisions of the written agreement with the FRB that applied to CB&T were concluded.

On April 19, 2011, Premier submitted a request to the FRB for written approval from the Written Agreement Regulatory Oversight Authorities to declare and pay its quarterly dividend on the 22,252 Series A Preferred Shares to the U.S. Treasury due on May 15, 2011 and the two dividends in arrears due on November 15, 2010 and February 15, 2011, respectively.  On May 13, 2011, Premier received notice of approval from the Written Agreement Regulatory Oversight Authorities to pay all current and deferred cash dividends on its Series A, Fixed Rate Cumulative Perpetual Preferred Stock as Premier had requested.  The dividends were paid as scheduled on May 16, 2011.  All subsequent quarterly dividends on Premier's Series A Preferred Shares were as scheduled.  See Note 24 to the consolidated financial statements for additional details on Premier's Series A, Fixed Rate Cumulative Perpetual Preferred Stock.

With the merger of Adams National and CB&T into Boone County Bank in the formation of Premier Bank, Abigail Adams as a corporate entity was no longer needed.  As such, it was merged into Premier on May 16, 2011.  Likewise, Premier's other non-banking subsidiary, Mt. Vernon Financial Holdings, Inc. ("Mt. Vernon"), had completed its purpose by liquidating substantially all of a pool of loans remaining from the sale of the Bank of Mt. Vernon in 2001.  In September 2011, any remaining loans owned by Mt. Vernon were contributed as capital to Premier's subsidiary bank, Citizens Deposit Bank & Trust, and then on September 27, 2011, Mt. Vernon was also merged into Premier.

On May 13, 2010, Premier executed a six-year data processing agreement with Fidelity Information Services, Inc. and its affiliates ("FIS") located in Jacksonville, Florida.  The agreement covers Premier's core data processing, item processing, internet banking services, network services, customer authentication services and electronic funds transfer services.  Planning for the conversion began late in 2010 and continued through the first half of 2011.  Beginning in May 2011 and concluding in September 2011, Premier and FIS converted each of the subsidiary (or former subsidiary) bank's systems to the FIS "Horizon" platform.  It was during this process that the data systems of the five subsidiary banks that merged to form Premier Bank, converted and combined into one system. The data processing agreement shall remain in effect until September 30, 2017 and provides for automatic three-year extensions after that date.  Premier has provided notice to FIS that it does not want the current data processing contract to automatically renew on September 30, 2017.  Premier and FIS are currently negotiating updated terms of a data processing contract and have reached agreement in principle on the substantive terms and pricing of a contract extension.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2016

In the second quarter of 2012, Premier received the required approvals from all federal and state banking regulatory authorities to merge three of its subsidiary banks.  On August 17, 2012, Premier merged Ohio River Bank, headquartered in Ironton, Ohio and Farmers Deposit Bank, headquartered in Eminence, Kentucky with and into Premier's wholly owned subsidiary Citizens Deposit Bank & Trust, headquartered in Vanceburg, Kentucky.

On November 19, 2013, Premier and Gassaway Bancshares, Inc., a single bank holding company headquartered in Gassaway, West Virginia jointly announced that they had entered into a definitive agreement whereby Premier Bank would acquire the Bank of Gassaway ("Gassaway"), the wholly owned subsidiary of Gassaway Bancshares, Inc., in a cash purchase valued at approximately $20.25 million.  Effective with the close of business on April 4, 2014, Premier completed its purchase of the Bank of Gassaway, a $201.52 million bank headquartered in Gassaway, West Virginia.  Under terms of an amended and restated agreement of merger dated January 3, 2014, Premier Bank, Inc., a wholly owned subsidiary of Premier, paid $20.25 million in cash for the Bank of Gassaway and merged Gassaway's five branch locations into its operating systems.  The resulting merger expanded Premier Bank's footprint into central West Virginia along the I-79 corridor.

On July 6, 2015, Premier and First National Bankshares Corporation ("Bankshares"), a $245 million single bank holding company (as of December 31, 2015) headquartered in Ronceverte, West Virginia jointly announced that they had entered into a definitive agreement of merger.  Under terms of the definitive agreement of merger, each share of Bankshares common stock was entitled to merger consideration of 1.859 shares of Premier common stock.  Premier issued approximately 1,550,000 shares of its common stock to the shareholders of Bankshares valued at approximately $22.0 million.  See Note 2 to the consolidated financial statements for additional details on the acquisition of Bankshares.

Effective with the close of business on March 4, 2016, Premier merged its newly acquired wholly owned subsidiary First National Bank ("First National"), a wholly owned subsidiary of Bankshares, with and into its wholly owned subsidiary Premier Bank, Inc.  The resulting merger expands Premier Bank's footprint into the Greenbrier Valley of West Virginia and into Covington, Virginia along Interstate 64 with six branch locations.

Recent Corporate Developments

At its regularly scheduled November 2016 meeting, the board of directors declared a 10% stock dividend to be paid on December 9, 2016 to common shareholders of record on December 2, 2016.  As a result, all previously presented historical per share information contained in this document has been adjusted to reflect the 10% stock dividend to aid readers in comparing the Company's current market price, earnings per share, dividends per share and stock option exercise prices with its historical per share information.  Where meaningful in the opinion of management, the "historical" number of shares or price per share may be indicated parenthetically.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2016

BUSINESS
General

Through the Banks the Company focuses on providing quality community banking services to individuals and small-to-medium sized businesses. By seeking to provide such banking services in non-urban areas, the Company believes that it can minimize the competitive effect of larger financial institutions that typically are focused on large metropolitan areas. Where the Company owns branches in urban areas, such as the Washington, DC Metro Area, Richmond, Virginia and the Cincinnati, Ohio Metro Area, the Company believes the nimble nature of its operations and local decision making process allow it to compete effectively with larger financial institutions.  Each Bank retains its local management structure which offers customers direct access to the Bank's president or regional president and other officers in an environment conducive to friendly, informed and courteous service. This approach also enables each Bank to offer local and timely decision-making, and flexible and reasonable operating procedures and credit policies limited only by a framework of centralized risk controls provided by the Company to promote prudent banking practices. See additional discussion under "Regulatory Matters" below.

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

When appropriate and economically advantageous, the Company centralizes certain of the Banks' back office, support and investment functions in order to achieve consistency and cost efficiency in the delivery of products and services. The Company centrally provides services such as accounting, loan review, operations and network support, human resources, compliance and internal auditing to the Banks to enhance their ability to compete effectively. The Company also provides overall direction in the areas of credit policy and administration, strategic planning, marketing, investment portfolio management, and other financial and administrative services. Each Bank participates in product development by advising management of new products and services needed by its customers and desirable changes to existing products and services.  Company senior management along with each Bank's management periodically review and standardize their offering of products and services, although pricing decisions remain at the local level.

The Company utilizes an external third party provider for its core data processing systems.  As a result, the Company through the Banks is able offer more modern products, such as internet banking and check imaging, and is able to take advantage of emerging technologies such as image exchange to remit and clear items with its exchange agents. With the conversion to FIS in 2011, all of these benefits remained plus the Company has integrated its automated teller machine network, improved its management reporting systems, adopted an integrated image-based document storage system, and offers mobile banking via smart phones and other hand held computing devices.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2016

Each of the Banks provides a wide range of retail and commercial banking services, including commercial, real estate, agricultural and consumer lending; depository and funds transfer services; collections; safe deposit boxes; cash management services; and other services tailored for both individuals and businesses.

The Banks' residential mortgage lending activities consist primarily of loans for purchasing personal residences or loans for commercial or consumer purposes secured by residential mortgages.  The Banks typically only retain mortgage loans with variable interest rate terms due to the longer amortization periods associated with mortgage lending.  For customers who desire fixed rate mortgage terms, the Banks assist customers in originating residential mortgage loans that are sold in the secondary mortgage market.  The Banks' mortgage originators are salaried employees who do not receive a commission or other incentive compensation for the number or type of mortgages they originate.  Consumer lending activities consist of traditional forms of financing for automobile and personal loans including unsecured lines of credit. Commercial lending activities include loans to small to medium-sized businesses located primarily in the communities in which the Banks have branch locations and surrounding areas. Commercial loans are generally secured by business assets including real estate, equipment, inventory, and accounts receivable. Some commercial loans are unsecured.  Through the acquisition of Abigail Adams, the Company inherited a concentration in commercial real estate development loans.  Many of these loans were for the revitalization of apartment buildings in and around the Washington, DC metro area, some of which would result in the apartment complex converting into individually owned condominiums.   Since the acquisition of Abigail Adams, Premier has worked to reduce these concentrations by providing funding only during the construction phase.  The metro area locations also offer opportunities for larger commercial and commercial real estate loans.  These opportunities are subject to Premier's strict credit underwriting policies and procedures.

The Banks' range of deposit services includes checking accounts, NOW accounts, savings accounts, money market accounts, club accounts, individual retirement accounts, certificates of deposit and overdraft protection. Customers can access their accounts via traditional bank branch locations as well as Automated Teller Machines (ATM's) and the internet either via personal computers or mobile computing devices such as smart phones.  The Banks also offer bill payment, remote deposits via image capture devices and mobile computing devices, and telephone banking services.  Deposits of the Banks are insured by the Deposit Insurance Fund administered by the FDIC to the maximum amounts offered by the FDIC.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2016

Competition

The Banks encounter strong competition both in making loans and attracting deposits. The widespread enactment of state laws that permit multi-bank holding companies as well as the availability of nationwide interstate banking and internet banking have created a highly competitive environment for financial services providers. In one or more aspects of its business, each Bank competes with other commercial banks, savings and loan associations, credit unions, finance companies, electronic payment facilitators, software companies, mutual funds, insurance companies, brokerage and investment banking companies and other financial intermediaries operating in its market and elsewhere, many of which have substantially greater financial and managerial resources. While the Banks are smaller financial institutions by comparison, each of the Banks' competitors include large bank holding companies having substantially greater resources and offering certain services that the Affiliate Banks may not currently provide. Each Bank seeks to minimize the competitive effect of larger organizations through a community banking approach that emphasizes direct customer access to the Bank's regional presidents and other officers in an environment conducive to friendly, informed and courteous service.  Furthermore, via the Company's credit administration department, the Banks can also minimize the competitive effects of larger organizations by tailoring their lending criteria to the individual circumstances of the small-to-medium sized business owner.

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

Regulatory Matters

The following discussion sets forth certain elements of the regulatory framework applicable to bank holding companies and their subsidiaries and provides certain specific information relevant to Premier. This regulatory framework is intended primarily for the protection of depositors and the federal deposit insurance funds and not for the protection of the holders of securities, including Premier's common shares. To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to those provisions. A change in the statutes, regulations or regulatory policies applicable to Premier or its subsidiaries may have a material effect on the business of Premier.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2016

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

Both federal and state law extensively regulates various aspects of the banking business, such as loan loss reserve and capital requirements, truth-in-lending and truth-in-savings disclosure, mortgage origination disclosures and ability to repay requirements, equal credit opportunity, fair credit reporting, trading in securities and other aspects of banking operations. Premier and the Affiliate Banks are also affected by the fiscal and monetary policies of the federal government and the Federal Reserve and by various other governmental laws, regulations and requirements. Further, the earnings of Premier and Affiliate Banks are affected by general economic conditions and prevailing interest rates. Legislation and administrative actions affecting the banking industry are frequently considered by the United States Congress, state legislatures and various regulatory agencies. It is not possible to predict with certainty whether such legislation or administrative actions will be enacted or the extent to which the banking industry, in general, or Premier and the Affiliate Banks, in particular, would be affected.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2016

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

Capital Requirements - Premier is subject to capital ratios, requirements and guidelines imposed by the Federal Reserve, which are substantially similar to the ratios, requirements and guidelines imposed by the FDIC on the Banks. These capital requirements establish higher capital standards for banks and bank holding companies that assume greater credit risks. For this purpose, a bank's or holding company's assets and certain specified off-balance sheet commitments are assigned to risk categories, each weighted differently based on the level of credit risk that is ascribed to such assets or commitments. A bank's or holding company's capital is divided into two tiers: "Tier 1" capital and "Tier 2" capital. "Tier 1" capital includes common stockholders' equity, non-cumulative perpetual preferred stock, and related surplus (excluding auction rate issues), minority interests in equity accounts of consolidated subsidiaries plus cumulative perpetual preferred stock and Trust Preferred Securities both of which are subject to certain limitations. Goodwill, certain identifiable intangible assets and certain other assets are subtracted from these sources of capital to calculate Tier 1 capital. "Tier 2" capital includes, among other items, perpetual preferred stock not meeting the Tier 1 definition, mandatory convertible securities, subordinated debt and allowances for loan and lease losses, subject to certain limitations, less certain required deductions.  Effective January 1 2015, bank and bank holding company regulatory agencies adopted rules defining a subset of Tier 1 capital referred to as "Common Equity Tier 1" capital, or "CET1" capital, in accordance with the Basil III accord.  CET1 capital includes only the common stockholders' equity of the entity before deducting elements such as goodwill, certain identifiable intangible assets and certain other assets.  Prior to the acquisition of Bankshares, Premier's CET1 capital and Tier 1 capital were identical because all of Premier's Tier 1 capital was common shareholders' equity.  In conjunction with the acquisition of Bankshares on January 15, 2016, Premier assumed $6.0 million of Trust Preferred Securities held by Bankshares which are eligible for inclusion in Premier's Tier 1 capital but are excluded from its CET1 capital.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2016

Bank holding companies currently are required to maintain CET1 capital, Tier I capital and total capital (the sum of Tier I and Tier II capital) equal to at least 4.5%, 6.0% and 8% of total risk-weighted assets, respectively. At December 31, 2016, Premier met all requirements, with CET1 capital equal to 13.4% of its total risk-weighted assets, Tier I capital equal to 13.9% of its total risk-weighted assets and total capital equal to 15.0% of its total risk-weighted assets.  Prior to 2015, the minimum Tier I capital to total risk-weighted assets ratio was 4.0%.

In addition to the risk-based capital guidelines, the Federal Reserve requires bank holding companies to maintain a minimum "leverage ratio" (Tier I capital to adjusted total assets) of 3%, if the holding company has the highest regulatory ratings for risk-based capital purposes. All other bank holding companies are required to maintain a leverage ratio of 3% plus at least 100 to 200 basis points. At December 31, 2016, Premier's leverage ratio was 10.1%.

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

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2016

New Capital Requirements and Phase-in of Capital Buffer – Beginning on January 1, 2015, the standard for minimum regulatory Tier I risk-based capital ratio the Banks must maintain in order to be considered well capitalized under the regulatory framework for prompt corrective action increased from 6.00% to 8.00%.  As shown in the table in Note 20 to the consolidated financial statements regarding stockholders' equity, the Tier I risk-based capital ratios of the banks at December 31, 2016 and December 31, 2015 exceed the new standard.  Also beginning on January 1, 2015, a new measure of capital adequacy has been added for the Banks to be considered well capitalized.  The Common Equity Tier 1 Risk-based Capital Ratio, or CET1 Ratio, restricts the capital to be included in the ratio to common stockholders' equity and requires a minimum ratio of 6.50% of risk-weighted assets for a bank to be considered well capitalized under the regulatory framework for prompt corrective action.  The equity of both of Premier's subsidiary banks are already 100% common stockholders' equity and therefore there was no  adverse impact from the implementation of the new capital ratio.

Beginning on January 1, 2016 an additional capital conservation buffer has been added to the minimum regulatory capital ratios under the regulatory framework for prompt corrective action.  The capital conservation buffer will be measured as a percentage of risk weighted assets and will be phased-in over a four year period from 2016 thru 2019.  When fully implemented, the capital conservation buffer will be 2.50% of risk weighted assets over and above the regulatory minimum capital ratios for Common Equity Tier 1 Capital (CET1) to risk weighted assets, Tier 1 Capital to risk weighted assets, and Total Capital to risk weighted assets.  The consequences of not meeting the capital conservation buffer thresholds include restrictions on the payment of dividends, restrictions on the payment of discretionary bonuses, and restrictions on the repurchasing of common shares by the Company.  As shown in the table in Note 20 to the consolidated financial statements regarding stockholders' equity, the capital ratios of the Affiliate Banks and the Company already exceed the new minimum capital ratios plus the fully phased-in 2.50% capital buffer requiring a CET1 Capital to risk weighted assets ratio of at least 7.00%, a Tier 1 Capital to risk weighted assets ratio of at least 8.50% and a Total Capital to risk weighted assets ratio of at least 10.50%.  The Company's capital conservation buffer at December 31, 2016 was 6.95%, well in excess of the fully phased-in 2.50% required by December 31, 2019.

Troubled Asset Relief Program ("TARP")

TARP was established under the authority granted by the Emergency Economic Stabilization Act of 2008 (the "EESA"), which appropriated $700 billion for the purpose of restoring liquidity and stability in the U.S. financial system.  EESA was amended by The American Recovery and Reinvestment Act of 2009 (the "ARRA") signed into law on February 17, 2009.  Under the TARP Capital Purchase Program, the U.S. Treasury made $250 billion of capital available to U.S. financial institutions in the form of senior preferred stock investments and a warrant entitling the U.S. Treasury to buy the participating institution's common stock with a market value equal to 15% of the senior preferred stock at the time of participation.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2016

In conjunction with the acquisition of Abigail Adams, Premier elected to participate in the TARP Capital Purchase Program and received $22,252,000 of new equity capital from the U.S. Treasury.  On October 2, 2009, Premier issued and sold to the U.S. Treasury (i) 22,252 of Premier's Fixed Rate Cumulative Perpetual Preferred Shares, Series A, each without par value and having a liquidation preference of $1,000 per share (the "Series A Preferred Shares"), and (ii) a ten-year warrant (the "Warrant") to purchase 691,446 (historically, 628,588 as adjusted for the 10% stock dividend) Premier common shares, each without par value (the "Common Shares"), at an exercise price of $4.83 per share (historically $5.31 per share) (subject to certain anti-dilution and other adjustments), for an aggregate purchase price of $22,252,000 in cash.  This issuance and sale was a private placement exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

As part of its participation in the TARP Capital Purchase Program, Premier agreed to various requirements and restrictions imposed on all participants in the TARP Capital Purchase Program.  Those restrictions subjected the Company to certain of the executive compensation limitations included in the Emergency Economic Stabilization Act of 2008 (the "EESA"). In this connection, as a condition to the closing of the transaction, the Company's Senior Executive Officers (as defined in the Securities Purchase Agreement) (the "Senior Executive Officers"), (i) voluntarily waived any claim against the U.S. Treasury or the Company for any changes to such officer's compensation or benefits that are required to comply with the regulation issued by the U.S. Treasury under the TARP Capital Purchase Program and acknowledged that the regulation may require modification of the compensation, bonus, incentive and other benefit plans, arrangements and policies and agreements as they relate to the period the U.S. Treasury owned the Preferred Stock of the Company; and (ii) entered into a letter with the Company amending the Benefit Plans with respect to such Senior Executive Officers as may be necessary, during the period that the Treasury owned the Preferred Stock of the Company, as necessary to comply with Section 111(b) of the EESA as long as any obligation arising from the financial assistance provided to the recipient under the TARP Capital Purchase Program remained outstanding, excluding any period during which the U.S. Treasury holds only warrants to purchase common stock of a TARP participant (the "Covered Period"). These limitations terminated upon completion of the U.S. Treasury's auction of the Series A Preferred Stock on August 10, 2012.

On July 9, 2012, the U.S. Treasury announced its intent to sell its investment in Premier's Series A Preferred Stock along with similar investments the U.S. Treasury had made in 11 other financial institutions, principally to qualified institutional buyers.  Using a modified Dutch auction methodology, the U.S. Treasury auctioned all of Premier's 22,252 Series A Preferred Stock.  Premier sought and obtained regulatory permission to participate in the auction and successfully bid to repurchase 10,252 shares of the 22,252 outstanding shares.  At the auction's closing price of $901.03 per share, Premier was able to preserve approximately $1.0 million of capital versus redeeming the Series A Preferred Stock at the liquidation preference of $1,000 per share.  The auction concluded on August 10, 2012 with the remaining 12,000 shares of Premier's Series A Preferred Stock purchased by private investors.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2016

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

Under terms of the Warrant, the exercise price and the number of shares that could be purchased were adjusted based upon certain events including common stock dividends paid to shareholders that exceeded the $0.10  per share regular quarterly dividend paid by Premier at the time the Warrant was issued.  Due to dividends paid in 2015 and 2014 that were either special cash dividends or dividends that exceeded the $0.10 regular quarterly cash dividend per share defined in the terms of the Warrant, the Warrant was adjusted to permit the purchase of 700,016 (historically 636,378) shares of the Company's common stock at an exercise price of $4.77 (historically $5.25) per share.  On May 6, 2015, Premier purchased the Warrant from the U.S. Treasury for $5,675,000.  Premier borrowed $4,000,000 on its line of credit with the Bankers Bank of Kentucky and used $1,675,000 of its cash and cash equivalents to complete the purchase.  The purchase reduced stockholders' equity and regulatory capital by the $5,675,000 purchase price but also reduced the dilutive effect of potential additional common shares.  Additional information regarding the Series A Preferred Shares and the Warrant can be found in Note 24 to the consolidated financial statements.

Dividend Restrictions - Premier is dependent on dividends from its Affiliate Banks for its revenues. Various federal and state regulatory provisions limit the amount of dividends the Affiliate Banks can pay to Premier without regulatory approval. At December 31, 2016, approximately $4.1 million of the total stockholders' equity of the Affiliate Banks was available for payment of dividends to Premier without approval by the applicable regulatory authority.

In addition, federal bank regulatory authorities have authority to prohibit Premier's Affiliate Banks from engaging in an unsafe or unsound practice in conducting their business. The payment of dividends, depending upon the financial condition of the bank in question, could be deemed to constitute such an unsafe or unsound practice. The ability of the Affiliate Banks to pay dividends in the future is presently, and could be further, influenced by bank regulatory policies and capital guidelines as well as each Affiliate Bank's earnings and financial condition.  Additional information regarding dividend limitations can be found in Note 21 of the consolidated financial statements.

Prior to the final full redemption on November 15, 2014 of Premier's Series A Preferred Shares, the dividend rights of holders of Premier's common shares were also qualified and subject to the dividend rights of holders of Premier's Series A Preferred Shares.  As long as the Series A Preferred Shares remained outstanding, unless all accrued and unpaid dividends for all past dividend periods on the Series A Preferred Shares were fully paid, Premier was not be permitted to declare or pay dividends on any Common Shares, any junior preferred shares or, generally, any preferred shares ranking pari passu with the Series A Preferred Shares (other than in the case of pari passu preferred shares, dividends on a pro rata basis with the Series A Preferred Shares), nor was Premier permitted to repurchase or redeem any Common Shares or preferred shares other than the Series A Preferred Shares.  As of November 15, 2014, all of the Series A Preferred Shares have been redeemed by Premier.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2016

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

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2016

Dodd-Frank Act - On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") was signed into law, which implements far-reaching changes across the financial regulatory landscape, including provisions that, among other things,:


created a new agency to centralize responsibility for consumer financial protection, the Consumer Financial Protection Bureau, which will be responsible for implementing, examining and enforcing compliance with federal consumer financial laws;

	apply the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies;

	require bank holding companies and banks to be both well capitalized and well managed in order to acquire banks located outside their home state;


change the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminate the ceiling on the size of the Deposit Insurance Fund and increase the floor of the size for the Deposit Insurance Fund;


impose comprehensive regulation of the over-the-counter derivatives market, which would include certain provisions that would effectively prohibit insured depository institutions from conducting certain derivatives businesses within the institution itself;

	require large, publicly-traded bank holding companies to create a risk committee responsible for the oversight of enterprise risk management;

	implemented corporate governance revisions, including with regard to executive compensation and proxy access by shareholders, that apply to all public companies, not just financial institutions;


made permanent the $250,000 limit for federal deposit insurance, increased the cash limit of Securities Investor Protection Corporation protection from $100,000 to $250,000 and provided unlimited federal deposit insurance for non-interest-bearing demand transaction accounts at all insured depository institutions until December 31, 2012;

	repealed the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts;


amended the Electronic Fund Transfer Act ("EFTA") to, among other things, give the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer; and

	increased the authority of the Federal Reserve Board to examine financial holding companies and their non-bank subsidiaries.

Some aspects of the Dodd-Frank Act are still subject to future rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on Premier, its customers or the financial services industry as a whole.  In many cases, regulatory or other governmental agencies already have taken action to comply with the Dodd-Frank Act's mandates, and may take further action to comply with or modify the Dodd-Frank Act's mandates.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2016

Number of Employees

The Company and its subsidiaries collectively had approximately 356 full-time equivalent employees as of December 31, 2016.  Its executive offices are located at 2883 5th Avenue, Huntington, West Virginia 25702, telephone number (304) 525-1600 (facsimile number (304) 525-9701).

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2016

Item 1A.  Risk Factors

Like all financial companies, the Company's business and results of operations are subject to a number of risks, many of which are outside of the Company's control.  In addition to the other information in this report, readers should carefully consider that the following important factors, among others, could materially impact the Company's business and future results of operations.

Changes in interest rates could negatively impact the Company's results of operations

The earnings of Premier are primarily dependent on net interest income, which is the difference between interest earned on loans and investments, and interest paid on interest-bearing liabilities such as deposits and borrowings. Interest rates are highly sensitive to many factors, including government monetary and fiscal policies; domestic and international economic and political conditions; and, in particular, changes in the discount rate by the Board of Governors of the Federal Reserve System. Conditions such as inflation, recession, unemployment, money supply, government borrowing and other factors beyond management's control may also affect interest rates. If Premier's interest-earning assets mature, reprice or prepay more quickly than interest-bearing liabilities in a given period, a decrease in market interest rates could adversely affect net interest income. Likewise, if interest-bearing liabilities mature or reprice, or, in the case of deposits, are withdrawn by the accountholder more quickly than interest-earning assets in a given period, an increase in market interest rates could adversely affect net interest income. Given Premier's current mix of assets and liabilities, a rising interest rate environment would have a positive impact on Premier's results of operations, because the Company has more interest bearing assets than interest bearing liabilities and the interest bearing assets will likely reprice at higher rates more quickly than interest-bearing liabilities.

Fixed rate loans (and adjustable rate loans that include a fixed rate for a specified period of time) increase Premier's exposure to interest rate risk in a rising rate environment because interest-bearing liabilities would be subject to repricing before assets become subject to repricing.  Adjustable rate loans decrease the risks to a lender associated with changes in interest rates but involve other risks.  As interest rates rise, the periodic payment by the borrower rises to the extent permitted by the terms of the loan, and the increased periodic payment increases the potential for default.  At the same time, for secured loans, the marketability of the underlying collateral may be adversely affected by higher interest rates. In a declining interest rate environment, there is likely to be an increase in prepayment activity on loans as the borrowers refinance their loans at lower interest rates. Under these circumstances, Premier's results of operations could be negatively impacted.  Adjustable rate loans that have an interest rate floor feature will exhibit the same characteristics as a fixed rate loan during the period market interest rates are below the floor.  During this time and until the time market interest rates rise above the floor, Premier's exposure to interest rate risk in a rising rate environment is increased because interest-bearing liabilities would be subject to repricing without a change in the interest rate on adjustable rate loans.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2016

Changes in interest rates also can affect the value of loans, investments and other interest-rate sensitive assets and Premier's ability to realize gains on the sale or resolution of assets. This type of income can vary significantly from quarter to quarter and year to year based on a number of different factors, including the interest rate environment. An increase in interest rates that adversely affects the ability of borrowers to pay the principal or interest on loans may lead to an increase in non-performing assets and increased loan loss reserve requirements that could have a material adverse effect on Premier's results of operations.

Regional economic changes in the Company's markets could adversely impact results from operations

Like all banks, Premier is subject to the effects of any economic downturn, and in particular a significant decline in home values or reduced commercial development in Premier's markets could have a negative effect on results of operations. Premier's success depends primarily on the general economic conditions in the counties in which Premier conducts business, and in the West Virginia; southern Ohio; northern Kentucky; northern, western and south central Virginia, and the metro Washington, DC, Richmond, Virginia and Cincinnati, Ohio areas in general. Unlike larger banks that are more geographically diversified, Premier provides banking and financial services to customers primarily in the West Virginia counties of Barbour, Boone, Braxton, Calhoun, Clay, Doddridge, Gilmer, Greenbrier, Harrison, Jackson, Kanawha, Lewis, Lincoln, Logan, Monongalia, Roane, Taylor, Upshur, Webster, Wirt and Wood; the southern Ohio counties of Adams, Brown, Gallia, Lawrence and Scioto; the northern Kentucky counties of Boone, Campbell and Kenton in the Cincinnati, Ohio metro area; the Kentucky counties of Bracken, Fleming, Greenup, Henry, Lewis, Mason, Robertson and Shelby; the metro Washington DC area including the surrounding portions of northern Virginia and Maryland; the Richmond and Hampton metro areas of south central Virginia; and the Covington and Hot Springs areas of western Virginia. The local economic conditions in these market areas have a significant impact on Premier's ability to originate loans, the ability of the borrowers to repay these loans and the value of the collateral securing these loans. A decline in the general economic conditions caused by inflation or deflation, recession, government intervention or regulation, changes in energy and natural resource markets, international events, unemployment or other factors beyond Premier's control would affect these local economic conditions and could adversely affect Premier's financial condition and results of operations. Additionally, a significant decline in home values would likely lead to increased delinquencies and defaults in both the consumer home equity loan and residential real estate loan portfolios and result in increased losses in these portfolios.  Likewise, a significant decline in commercial real estate occupancy rates or values would likely lead to increased delinquencies and defaults in commercial real estate secured loans and result in increased losses in these portfolios.

Premier targets its business lending and marketing strategy for loans to serve primarily the banking and financial services needs of small to medium size businesses.  These small to medium size businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities.  If general economic conditions negatively impact these businesses, Premier's results of operations and financial condition may be adversely affected.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2016

Extensive regulation and supervision

Premier, primarily through the Affiliate Banks, is subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors' funds, federal deposit insurance funds and the banking system as a whole, not shareholders. These regulations affect Premier's lending practices, capital structure, investment practices, dividend policy and growth, among other things. Premier is also subject to a number of federal laws, which, among other things, require it to lend to various sectors of the economy and population, maintain comprehensive programs relating to anti-money laundering and customer identification, maintain customer education programs to avoid excessive overdrafting, and establish and maintain comprehensive programs related to cybersecurity. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect Premier in substantial and unpredictable ways. Such changes could subject Premier to additional costs, limit the types of financial services and products it may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, along with corrective action plans required by regulatory agencies, any of which could have a material adverse effect on Premier's business, financial condition and results of operations.  Premier and certain of its Affiliate Banks have in the past been subject to such corrective action plans.  While Premier has policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur.  See the "Regulatory Matters" section in Item 1, "Business".

Changes in energy and natural resource markets may increase credit risk in the loan portfolio

Premier's success and growth in lending in the central West Virginia market area depend primarily on the local general economy which has been driven in the past by Federal Government programs to develop technology infrastructure and more recently by the drilling for natural gas in the newly discovered Marcellus and Utica shale formations.  Furthermore, Premier's success in the southern West Virginia market depends, in large part, on the local general economy which has been driven by significant employment by coal and other natural resource based businesses. While Premier's direct credit risk exposure to such industries is minimal, the success or failure of these industries may have an indirect effect on the local economic conditions in the central and southern West Virginia market areas, either individually or collectively, thus having a significant impact on Premier's loans, the ability of the borrowers to repay these loans, and the value of the collateral securing these loans, each of which could negatively affect the financial results of its banking operations.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2016

Concentration of commercial real estate and commercial business loans may increase credit risk in the loan portfolio

Commercial real estate and commercial business loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful business operations and the income stream of the commercial borrowers.  Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans.  A significant decline in general economic conditions caused by inflation or deflation, recession, unemployment or other factors beyond Premier's control would impact these local economic conditions and could negatively affect the financial results of its banking operations.

Premier's success in the metro Washington, D.C. market area depends primarily on the local general economic conditions in the area and lending to commercial customers.  While the sources of economic activity in the metro Washington, D.C. market are diverse, commercial loans in the market area are generally larger in size than in Premier's other markets due to various factors such as higher real estate values and larger business operations.  Also, many of the local borrowers have more than one commercial real estate or commercial business loan outstanding with Premier.  Consequently, an adverse development with respect to one loan or one credit relationship can expose Premier to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. The local economic conditions in the Washington, D.C. metropolitan area have a significant impact on its loans, the ability of the borrowers to repay these loans and the value of the collateral securing these loans and could negatively affect the financial results of Premier's banking operations.

Allowance for loan losses may be insufficient

Premier, through the Affiliate Banks, maintains an allowance for loan losses based on, among other things, national and regional economic conditions, historical loss experience, evaluations of potential losses on identified problem loans and delinquency trends.  Premier believes that its allowance for loan losses is maintained at a level adequate to absorb any probable incurred losses in its loan portfolio given the current information known to management.  These determinations are based upon estimates that are inherently subjective, and their accuracy depends on the outcome of future events.  Therefore, Premier cannot predict loan losses with certainty and ultimate losses may differ from current estimates.  Depending on changes in economic, operating and other conditions, including changes in interest rates, which are generally beyond its control, Premier's actual losses could exceed its current allowance estimates.  Premier's allowance may not be sufficient to cover all charge-offs in future periods.  If charge-offs exceed Premier's allowance, its earnings would decrease.  In addition, regulatory agencies review Premier's allowance for loan losses and may require additions to the allowance based upon their judgment about information available to them at the time of their examination.  A required increase in Premier's allowance for loan losses could reduce its earnings.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2016

Dividend payments by subsidiaries to Premier and by Premier to its shareholders can be restricted.

The Company's principal source of funds for dividend payments and its debt service obligations is dividends received from the subsidiary Banks.  Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies.  Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year's net profits, as defined, combined with the retained net profits of the preceding two years, subject to the capital requirements and additional restrictions as discussed in Note 21 to the consolidated financial statements.  During 2017 the Banks could, without prior approval, declare dividends of approximately $4.1 million plus any 2017 net profits retained to the date of the dividend declaration.  Furthermore, one of the consequences of not meeting the newly implemented regulatory capital conservation buffer required of the Company and the subsidiary Banks includes restrictions on the payment of dividends.

Premier is a separate and distinct legal entity from Premier's subsidiaries.  Premier receives nearly all of its revenue from dividends from its subsidiary banks, which are limited by federal banking laws and regulations.  These dividends also serve as the primary source of funds to pay dividends on Premier's common and preferred shares.  The inability of Premier's subsidiary banks to pay sufficient dividends to Premier could have a material adverse effect on its business.  Further discussion of Premier's ability to pay dividends can be found under the caption "Regulatory Matters – Dividend Restrictions" in Item 1 of this Form 10-K and Note 21 to the consolidated financial statements.

The extended disruption of vital infrastructure could negatively impact the company's results of operations and financial condition

Premier's operations depend upon, among other things, its technological and physical infrastructure, including its equipment, facilities and access to the worldwide web via the internet.  While disaster recovery procedures are in place, an extended disruption of its vital infrastructure by fire, power loss, natural disaster, telecommunications failure, computer hacking and viruses, denial of service attacks, terrorist activity or the domestic and foreign response to such activity, or other events outside of Premier's control, could have a material adverse impact either on the financial services industry as a whole, or on Premier's business, results of operations, and financial condition.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2016

Defaults by another larger financial institution could adversely affect financial markets generally.

The commercial soundness of many financial institutions may be closely interrelated as a result of relationships between the institutions. As a result, concerns about, or a default or threatened default by, one institution could lead to significant market-wide liquidity and credit problems, losses or defaults by other institutions. This is sometimes referred to as "systemic risk".  Premier's business could be adversely affected directly by the default of another institution or if the financial services industry experiences significant market-wide liquidity and credit problems.

Unauthorized disclosure of sensitive or confidential customer information could severely harm the Company's reputation and have a negative effect on results of operations.

In the normal course of business, the Affiliate Banks collect, process and retain sensitive and confidential customer information to both open deposit accounts and determine whether to approve a customer's request for a loan. Premier also relies upon a variety of computing platforms and networks over the internet for the purposes of data processing, communication and information exchange, including a variety of services provided by third-party vendors.  Despite the security measures in place, Premier's facilities and systems, and those of Premier's third-party service providers, may be vulnerable to security breaches, acts of vandalism, computer viruses, denial of service attacks, misplaced or lost data, programming and/or human errors or other similar events. If information security is breached, information can be lost or misappropriated resulting in financial loss or costs to Premier or damages to others. Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential customer information, whether by Premier or by its vendors, could severely damage Premier's reputation, expose it to the risks of litigation and liability or disrupt the business operations of Premier which in turn, could have a material adverse effect on its financial condition and results of operations.

New or revised tax, accounting and other laws, regulations, rules and standards could significantly impact strategic initiatives, results of operations and financial condition

The financial services industry is highly regulated and laws and regulations may sometimes impose significant limitations on operations. These limitations, and sources of potential liability for the violation of such laws and regulations, are described under the heading "Business — Regulatory Matters" above.  These regulations, along with the existing tax and accounting laws, regulations, rules and standards, control the methods by which financial institutions conduct business; implement strategic initiatives, as well as past, present, and contemplated tax planning; and govern financial disclosures. These laws, regulations, rules, and standards are constantly evolving and may change significantly over time. The nature, extent, and timing of the adoption of significant new laws, regulations, rules or standards; changes in existing laws, regulations, rules or standards; or repeal of existing laws, regulations, rules or standards may have a material impact on Premier's results of operations and financial condition, the effects of which are impossible to predict at this time.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2016

Loss of large checking and money market deposit customers could increase cost of funds and have a negative effect on results of operations

Premier has a number of large deposit customers that maintain balances in checking, money market and repurchase agreement accounts at the Affiliate Banks. The ability to attract these types of deposits has a positive effect on Premier's net interest margin as they provide a relatively low cost of funds to Premier compared to certificates of deposits or borrowing advances. If these depositors were to withdraw these funds and the Affiliate Banks were not able to replace them with similar types of deposits, the cost of funds would increase and Premier's results of operation would be negatively impacted.

Strong competition within the Company's market areas may limit profitability

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

Claims and litigation pertaining to fiduciary responsibility

From time to time, shareholders or customers may make claims and take legal action pertaining to Premier's and the Affiliate Banks' performance of their fiduciary responsibilities. Defending such claims can impose a material expense on Premier.  If such claims and legal actions are not resolved in a manner favorable to the Affiliate Banks they may result in financial liability and/or adversely affect the market perception of the Affiliate Banks and their products and services as well as impact customer demand for those products and services. Any financial liability or reputation damage could have a material adverse effect on Premier's business, which, in turn, could have a material adverse effect on its financial condition and results of operations.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2016

Inability to hire and retain qualified employees

Premier's performance is largely dependent on the talents and efforts of highly skilled individuals and their ability to attract and retain customer relationships in a community bank environment. There is intense competition in the financial services industry for qualified employees. In addition, Premier faces increasing competition with businesses outside the financial services industry for the most highly skilled individuals. Premier's business could be adversely affected if it were unable to retain and motivate its existing key employees and management team.  Furthermore, Premier's success may be impacted if it were unable to recruit replacement management and key employees in a reasonable amount of time.

Integration of current and future acquisitions may be more difficult than anticipated

The success of Premier's acquisition of Gassaway, Bankshares or any future acquisitions will depend on a number of factors, including (but not limited to) Premier's ability to:

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

The Company's expenses will increase as a result of increases in FDIC insurance premiums.

The Federal Deposit Insurance Corporation imposes an assessment against institutions for deposit insurance.  This assessment is based on the risk category of the institution and ranges from 1.5 to 30 basis points of the institution's assessment base.  The assessment base for banks similar to those owned by Premier is defined as the most recent quarterly average total assets of the bank less the quarterly average tangible equity of the bank.  Federal law requires that the designated reserve ratio for the deposit insurance fund be established at a minimum of 1.15% of estimated insured deposits.  If this reserve ratio drops below 1.15% or if the FDIC expects that it will do so within six months, the FDIC must establish and implement a plan to restore the designated reserve ratio to 1.15% of estimated insured deposits by no later than September 30, 2020.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2016

Additional capital may not be available when needed or required by regulatory authorities

Premier and the Affiliate Banks are required by federal and state regulatory authorities to maintain adequate levels of capital to support its operations. In addition, Premier may elect to raise additional capital to support its business or to finance acquisitions, if any, or it may otherwise elect or be required to raise additional capital.  Premier's ability to raise additional capital, if needed, will depend on conditions in the capital markets, economic conditions and a number of other factors, many of which are outside Premier's control and its financial performance. Accordingly, Premier may not be able to raise additional capital if needed or on acceptable terms. If Premier cannot raise additional capital when needed, it may have a material adverse effect on its financial condition, results of operations and prospects.

Market volatility may adversely affect market price of common stock or investment security values

The capital and credit markets have experienced volatility and disruption in the past and for periods lasting more than a year.  In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers seemingly without regard to those issuers' underlying financial strength.  Market volatility could contribute to the decline in the market value of certain security investments and other assets of Premier.  If market disruption and volatility should occur, continue or worsen, Premier may experience an adverse effect, which may be material, on results of operations, capital or financial position.

Issuance of preferred shares would impact net income available to common stockholders

Additional capital Premier may raise through the issuance of preferred stock may decrease net income available to common stockholders.  Dividends declared and the accretion of any discount on the issuance of preferred shares reduces the net income available to Premier's common shareholders and earnings per common share.  Preferred shares also receive preferential treatment in the event of Premier's liquidation, dissolution or winding up of its operations.

Future issuances of common shares or other securities may dilute the value of outstanding common shares, which may also adversely affect their market price

In many situations, Premier's Board of Directors has the authority, without any vote of its shareholders, to issue shares of authorized but unissued securities, including common shares, authorized and unissued shares under Premier's stock option plans and shares of Premier's preferred stock. In the future, Premier may issue additional securities, through public or private offerings, in order to raise additional capital, complete acquisitions, or compensate key employees. Any such issuance would dilute the percentage of ownership interest of existing shareholders and may dilute the per share value of the common stock.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2016

If a subsidiary bank's current capital ratios decline below the regulatory threshold for an "adequately capitalized" institution, the bank will be considered "undercapitalized" which may have a material and adverse effect on Premier.

The Federal Deposit Insurance Act (FDIA) requires each federal banking agency to take prompt corrective action with respect to banks that do not meet the minimum capital requirements. Once a bank becomes undercapitalized, it is subject to various requirements and restrictions, including a prohibition of the payment of capital distributions and management fees, restrictions on growth of the bank's assets, and a requirement for prior regulatory approval of certain expansion proposals. In addition, an undercapitalized bank must file a capital restoration plan with its principal federal regulator. Furthermore, one of the consequences of not meeting the newly implemented regulatory capital conservation buffer required of the Company and the subsidiary Banks includes restrictions on the payment of dividends.

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

In addition to measures taken under the prompt corrective action provisions with respect to undercapitalized institutions, insured banks and their holding companies may be subject to potential enforcement actions by their regulators for unsafe and unsound practices in conducting their business or the violations of law or regulation, including the filing of false or misleading regulatory reports. Enforcement actions under this authority may include the issuance of cease and desist orders, the imposition of civil money penalties, the issuance of directives to increase capital, formal and informal agreements, or the removal and prohibition orders against "institution-affiliates parties". Further, the Federal Reserve may bring an enforcement action against the bank holding company either to address the undercapitalization in the holding company or to require the holding company to implement measures to remediate undercapitalization in a subsidiary.

Item 1B.  Unresolved Staff Comments

None.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2016

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

Premier Bank, in addition to its main office at 2883 5th Avenue in Huntington, West Virginia has branches at the following locations (including those added via the First National Bank merger):

Branch	Address	Location and Zip Code	Leased/ Owned

Madison	300 State Street	Madison, WV 25130	Owned
Van	18854 Pond Fork Road	Van, WV 25206	Owned
West Hamlin	40 Lincoln Plaza	Branchland, WV 25506	Leased
Logan	307 Hudgins Street	Logan, WV 25601	Owned
Buckhannon	14 North Locust Street	Buckhannon, WV 26201	Owned
Bridgeport	25 Oakmont Lane	Bridgeport, WV 26330	Owned
Philippi	5 South Main Street	Philippi, WV 26416	Owned
Gassaway	700 Elk Street	Gassaway, WV 26624	Owned
Flatwoods	3802 Sutton Lane	Sutton, WV 26601	Owned
Sutton	373 West Main Street	Sutton, WV 26601	Owned
Clay	2043 Main Street	Clay, WV 25043	Owned
Rock Cave	State Routes 4 & 20	Rock Cave, WV 26234	Leased
Burnsville	316 Walbash Avenue	Burnsville, WV 26335	Leased
Ravenswood	601 Washington Street	Ravenswood, WV 26164	Owned
Ripley South	606 South Church Street	Ripley, WV 25271	Owned
Ripley East	103 Miller Drive	Ripley, WV 25271	Owned
Spencer Main	303 Main Street	Spencer, WV 25276	Owned
Spencer Drive Thru	406 Main Street	Spencer, WV 25276	Owned
Mineral Wells	1397 Elizabeth Pike	Mineral Wells, WV 26150	Owned
Connecticut Avenue	1130 Connecticut Avenue	Washington, DC 20036	Leased
DuPont Circle	1604 17th Street, N.W.	Washington, DC 20009	Leased
K Street	1501 K Street, N.W.	Washington, DC 20006	Leased
NoMa	1160 First Street, NE	Washington, DC 20002	Leased
Chevy Chase	5530 Wisconsin Avenue	Chevy Chase, MD 20815	Leased
Richmond	320 North First Street	Richmond, VA 23219	Owned
Hampton	101 N. Armistead Avenue	Hampton, VA 23669	Owned
Ronceverte	124 Cedar Street	Ronceverte, WV 24970	Owned
Lewisburg	3371 North Jefferson Street	Lewisburg, WV 24901	Owned
Downtown Lewisburg	1085 East Washington St.	Lewisburg, WV 24901	Owned
White Sulphur Springs	42736 Midland Trail East	White Sulphur Springs, WV	Owned
Covington	151 North Court Avenue	Covington, VA 24426	Owned
Hot Springs	2812 Main Street	Hot Springs, VA 24445	Leased

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2016

Item 2.  Properties – (continued)

Premier Bank also leases a loan production office located at 600 Kanawha Boulevard East, Suite 201, Charleston, WV  25301.

Citizens Deposit Bank & Trust, in addition to its main office at 10 Second Street in Vanceburg, Kentucky, has branches at the following locations:

Branch	Address	Location and Zip Code	Leased/ Owned

AA Branch	67 Commercial Drive, Suite 3	Vanceburg, KY 41179	Leased
Brooksville	111 Powell Street	Brooksville, KY 41004	Owned
Eminence	5230 South Main Street	Eminence, KY 40019	Owned
Florence	8542 US 42 Highway	Florence KY 41042	Owned
Ft.Wright	3425 Valley Plaza Pkway	Ft. Wright, KY 41017	Owned
Garrison	9234 East KY 8	Garrison, KY 41141	Owned
Maysville	1201 US 68	Maysville, KY 41056	Owned
Mt. Olivet	17 West Walnut Street	Mt. Olivet, KY 41064	Owned
Tollesboro	2954 West KY 10	Tollesboro, KY 41189	Owned
Ironton	221 Railroad Street	Ironton, OH 45638	Owned
Proctorville	7604 County Road 107 Unit A	Proctorville, OH 45669	Leased
Ripley	104 Main Street	Ripley, OH 45167	Owned

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
December 31, 2016

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and
Issuer Purchase of Equity Securities

The Company's common stock is listed on the NASDAQ Global Market System under the symbol PFBI. At December 31, 2016, the Company had approximately 1,683 shareholders of record of its common shares.

 The following table sets forth on a quarterly basis cash dividends paid and the range of high and low sales prices on a per share basis during the quarters indicated.

	Cash	Sales Price
	Dividends Paid	High	Low
2015
First Quarter *	0.118	$14.42	$13.14
Second Quarter *	0.118	14.33	13.19
Third Quarter *	0.136	14.96	12.55
Fourth Quarter *	0.136	15.35	12.74
	0.509
2016
First Quarter *	0.136	$15.20	$13.14
Second Quarter *	0.136	15.71	13.61
Third Quarter *	0.136	16.41	14.93
Fourth Quarter*	0.150	21.24	14.81
	0.559

2017
First Quarter (through March 6, 2017)	$0.000	$20.33	$17.81

* For comparative purposes, historical per share amounts prior to December 9, 2016 have been adjusted to reflect a 10% stock dividend declared on November 16, 2016, distributed on December 9, 2016 to shareholders of record on December 2, 2016

The payment of dividends by the Company depends upon the ability of the Banks to declare and pay dividends to the Company because the principal source of the Company's revenue will be dividends paid by the Banks.  At December 31, 2016 approximately $4.1 million was available for payment as dividends from the Banks to the Company without the need for regulatory approval. In considering the payment of dividends, the Board of Directors will take into account the Company's financial condition, results of operations, tax considerations, costs of expansion, industry standards, economic conditions and need for funds, as well as governmental policies and regulations applicable to the Company and the Banks. See "REGULATORY MATTERS - Capital Requirements" for discussion on capital guidelines.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2016

Stock Performance Graph

The following Stock Performance Graph and related information shall not be deemed "soliciting material" or to be "filed" with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that Premier specifically incorporates it by reference into such filing.

The following graph shows a comparison of cumulative total stockholder return on the Common Stock since December 31, 2011 with the cumulative total returns of both a broad equity market index and a published industry index.  The historical board equity market index chosen was the Russell 3000.  In 2016, Premier was added to the Russell 2000 index and a graph of the total return performance is included for comparison.  The published industry index chosen was the SNL ($1B-$5B) Bank Asset-Size Index.  The graph reflects historical performance only, which is not indicative of possible future performance of the Common Stock.

Premier Financial Bancorp, Inc.

	Period Ending
Index	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
Premier Financial Bancorp, Inc.	100.00	251.40	340.51	390.26	427.40	595.29
Russell 2000	100.00	116.35	161.52	169.43	161.95	196.45
Russell 3000	100.00	116.42	155.47	175.00	175.84	198.23
SNL $1B-$5B Bank Index	100.00	123.31	179.31	187.48	209.86	301.92
*Source: SNL Financial LC, Charlottesville, VA

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2016

Equity Compensation Plan Information

The following table gives information about the Company's common stock that may be issued upon the exercise of options, warrants and rights under its equity compensation plans: the 2002 Stock Option Plan and the 2012 Long-term Incentive Plan, as of December 31, 2016.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (Excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders
2002 Stock Option Plan	55,894	$8.01	0
2012 Long-term Incentive Plan	155,245	12.90	340,230
Equity compensation plans not approved by shareholders
None
Total	211,140	$11.61	340,230

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2016

Item 6.  Selected Financial Data

The following table presents consolidated selected financial data for the Company.  It does not purport to be complete and is qualified in its entirety by more detailed financial information and the audited consolidated financial statements contained elsewhere in this annual report.

(Dollars in thousands, except per share amounts)	At or for the Year Ended December 31
	2016	2015	2014	2013	2012
Earnings
Net interest income	$53,698	$48,380	$48,414	$43,695	$43,999
Provision for loan losses	1,748	326	534	(375)	4,260
Non-interest income	8,187	7,099	6,930	7,732	9,529
Non-interest expense	41,193	35,804	34,490	31,169	33,272
Income taxes	6,770	6,903	7,170	7,404	5,673
Net income	12,174	12,446	13,150	13,229	10,323
Preferred stock dividends, net of redemption discount	-	-	598	659	168
Net income available to common shareholders	$12,174	$12,446	$12,552	$12,570	$10,155

Financial Position
Total assets	$1,496,193	$1,244,693	$1,252,824	$1,100,179	$1,120,787
Loans	1,024,823	849,746	879,711	740,770	704,625
Allowance for loan losses	10,836	9,647	10,347	11,027	11,488
Goodwill and other intangibles	39,720	35,976	36,829	31,996	32,596
Securities	288,607	255,466	229,750	218,066	283,975
Deposits	1,279,386	1,060,196	1,075,243	924,023	930,583
Other borrowings	32,679	32,986	27,302	25,119	42,151
Preferred equity	-	-	-	11,955	11,896
Common equity	174,184	147,232	145,782	134,985	132,400

Per Common Share Data
Net income – basic	1.16	1.39	1.41	1.43	1.16
Net income - diluted	1.15	1.35	1.33	1.35	1.13
Book value	16.37	16.36	16.28	15.27	15.12
Tangible book value	12.64	12.36	12.17	11.65	11.39
Cash dividends	0.56	0.51	0.55	0.40	0.20

Financial Ratios
Return on average assets	0.82%	0.98%	1.01%	1.13%	0.90%
Return on average common equity	6.94%	8.41%	8.80%	9.29%	7.89%
Dividend payout	48.20%	36.63%	38.68%	27.97%	17.24%
Stockholders' equity to total assets at period-end	11.64%	11.83%	11.64%	13.36%	12.87%
Average stockholders' equity to average total assets	11.78%	11.67%	12.29%	13.21%	12.94%

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
December 31, 2016

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
of Operations

INTRODUCTION

Premier Financial Bancorp, Inc. ("Premier" or the "Company") is a multi-bank holding company headquartered in Huntington, West Virginia.  It operates two community bank subsidiaries, Premier Bank, Inc. ("Premier Bank"), an $1.076 billion bank headquartered in Huntington, West Virginia, and Citizens Deposit Bank and Trust ("Citizens"), a $414 million bank headquartered in Vanceburg, Kentucky, each with a local orientation. The banks operate in thirty-seven communities within the states of West Virginia, Virginia, Ohio, Maryland and Kentucky plus the cities of Washington, DC and Richmond, Virginia.  Through these locations the banks provide their customers with a full range of banking services.  On September 10, 2010 Citizens completed its purchase of four banking offices ("Branch Purchase") from Integra Bank N.A. ("Integra Bank").  The banking offices are located in Maysville and Mount Olivet, Kentucky and Ripley and Aberdeen, Ohio.   On April 9, 2011, Premier merged five of its subsidiary banks together.  Adams National, CB&T, First Central Bank and Traders Bank, Inc. were merged into Boone County Bank.  The resulting bank moved its headquarters to Huntington, West Virginia and changed its name to Premier Bank, Inc.  On August 17, 2012, Premier merged its three other subsidiary banks together.  Ohio River Bank and Farmers Deposit Bank were merged into Citizens.  On April 4, 2014, Premier completed its purchase of the Bank of Gassaway ("Gassaway"), a $201.5 million bank headquartered in Gassaway, West Virginia with branch offices located in Sutton, Burnsville, Clay and Flatwoods, West Virginia.  On January 16, 2016, Premier completed its purchase of First National Bankshares Corporation ("Bankshares"), a $237.3 million single bank holding company headquartered in Ronceverte, West Virginia.  Bankshares owned First National Bank ("First National") which operated six branch offices located in Ronceverte, Lewisburg, and White Sulphur Springs, West Virginia and Covington and Hot Springs, Virginia.  First National was merged into Premier Bank, Inc. on March 4, 2016.  As of December 31, 2016, Premier had approximately $1.496 billion in total assets, $1.025 billion in total loans, $1.279 billion in total deposits and $23.8 million in customer repurchase agreements.

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

Management's objective of a fair presentation of financial information is achieved through a system of internal accounting controls. The financial control system of Premier is designed to provide reasonable assurance that assets are safeguarded from loss and that transactions are properly authorized and recorded in the financial records. As an integral part of that financial control system, the holding company employs a staff of internal auditors and contracts with professional consulting firms to perform internal audits of the financial records of each of the subsidiaries on a periodic basis.  The internal audit manager reports the findings and recommendations highlighted by the internal audits to Premier's audit committee as well as the audit committees of the subsidiaries.  In addition, the audit committee of the Board of Directors engages Crowe as independent auditors to render an opinion on management's assessment of the internal controls of the company.  The activities of both the internal and external audit functions are reviewed by the audit committee of the Board of Directors.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
December 31, 2016

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
MANAGEMENT'S DISCUSSION AND ANALYSIS
December 31, 2016

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

The Company evaluates various loans individually for impairment using accounting guidance issued by Financial Accounting Standards Board ("FASB"). Loans evaluated individually for impairment include non-performing loans, such as loans on non-accrual, loans past due 90 days or more, restructured loans and other loans selected by management including loans graded as substandard or doubtful by the Company's internal credit review process. The evaluations are based upon discounted expected cash flows or collateral valuations. If the evaluation shows that a loan is individually impaired, then a specific reserve is established for the amount of impairment.

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
December 31, 2016

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

The loans acquired via the purchase of Abigail Adams National Bancorp on October 1, 2009, the four branches purchased by Citizens on September 10, 2010, the purchase of Gassaway on April 4, 2014 and the acquisition of Bankshares on January 15, 2016 were recorded on the books of Premier at their estimated fair value.  The estimate of fair value included factors for the measurement of credit risk, interest rate risk and re-salability in the most advantageous market for the loans in an orderly transaction between market participants.  These estimates required management's most difficult, subjective and complex judgments and are inherently uncertain.  Since the estimated fair value of these loans were believed to have accounted for the reasonably estimable credit risk in the loans, consistent with new accounting guidance for acquisitions after 2008, no allowance for loan losses for these loans was recorded by Premier at the date of acquisition.  However, in the event that different assumptions or conditions were to prevail due to uncertainties in the economy, the borrower's ability to repay or other factors, and depending upon the severity of such changes, the possibility of materially different financial condition or results of operations is a reasonable likelihood.

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

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
December 31, 2016

SUMMARY FINANCIAL RESULTS

Premier had net income available to common stockholders of $12.174 million in 2016 compared to $12.446 million of net income available to common stockholders in 2015 and $12.552 million of net income available to common stockholders reported for 2014.  Net income available to common stockholders decreased in 2016 largely due to an increase in the provision for loan losses.  Otherwise, increases in net interest income and non-interest income more than offset an increase in non-interest expense, all largely from the newly acquired Bankshares operations, when compared to 2015.  Net income available to common stockholders remained relatively consistent in 2015 when compared to 2014 results, as a slight decrease in net interest income was more than offset by a decrease in the provision for loan losses while an increase in non-interest income was more than offset by an increase in non-interest expense.  Basic earnings per share were $1.16 in 2016 compared to $1.38 in 2015 and $1.41 in 2014.  The decrease in earnings per share in 2016 was largely the result of the issuance of 1.55 million shares of common stock in the acquisition of Bankshares without a corresponding increase in net income.  The slight decrease in basic earnings per share in 2015 is largely due to the decrease in net income and an increase in the average number of shares outstanding in 2015 due to the exercise of employee stock options throughout the year.  However, as a result of the Company's 2015 purchase of the common stock Warrant issued to the U.S. Treasury under the TARP program, dilutive effects of potential additional common stock issuances decreased significantly in 2015 and resulted in an increase in diluted earnings per share in 2015.  Diluted earnings per share were $1.15 in 2016 compared to $1.35 in 2015 and $1.33 in 2014.

The Analysis of Return on Assets and Equity table below comparatively illustrates the components of return on average assets ("ROA") and return on average common equity ("ROE") over the previous five years.  ROA measures how effectively Premier utilizes its assets to produce net income.  It also facilitates the analysis of earnings performance of different sized organizations.  Such analysis is particularly useful as Premier increases its operations via acquisition such as the purchase of Bankshares on January 16, 2016 and the purchase of Gassaway on April 4, 2014.  In 2013, total assets declined slightly from $1.121 billion at December 31, 2012 to $1.100 billion at December 31, 2013.  In 2014, with the acquisition of Gassaway on April 4, 2014, total assets increased to a total of $1.253 billion and by the end of 2015 total assets declined slightly to $1.245 billion.  In 2016, with the acquisition of Bankshares on January 15, 2016, total assets increased to a total of $1.496 billion at December 31, 2016.  An increase in asset size will generally result in higher dollars of income earned and expenses incurred.  A detailed review of the components of ROA will help analyze Premier's performance without regard to changes in its size.

Premier's net income available to common stockholders in 2016 resulted in ROA of 0.82%, a decrease from the 0.98% ROA in 2015 and the 1.01% ROA in 2014.  As shown in the following table, fully tax equivalent net interest income (as a percent of average earning assets) reached its highest level during the last five years in 2014 at 4.27%, slightly above the 4.26% net interest income earned in 2013 and the 4.25% net interest income earned in 2012.  In 2015, net interest

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
December 31, 2016

income decreased to 4.15% of average earning assets as the yield on earning assets decreased by more than the decrease in the rate paid on interest bearing liabilities.  Similarly, in 2016 net interest income decreased further to 3.93% of average earnings assets as the yield on earning assets decreased by more than the decrease in the rate paid on interest bearing liabilities.  Going back to 2013, the low interest rate environment had a diminishing effect on both the yield on earning assets and the cost of interest bearing liabilities when compared to 2012, but resulted in a slightly higher net interest margin at 4.26% when compared to the net interest margin of 4.25% in 2012.  In 2014, the continuing low interest rate environment decreased the cost of interest bearing liabilities slightly more than the decrease in the yield on earning assets resulting in a slightly higher net interest margin at 4.27%.  In 2015 the continuing low interest rate environment and the strong competition for good quality loans resulted in a decrease in the yield on earning assets.  With only a minor decrease in the cost of interest bearing liabilities, the net interest margin in 2015 decreased to 4.15%.  Finally, in 2016, while short-term asset yields increased in response to the Federal Reserve Board of Governors' decision to increase the target federal funds rate by 25 basis points in mid-December 2015, overall yield on earning assets still decreased by 22 basis points largely due to the generally lower asset yields on the loans and investments acquired from Bankshares.  With only a minor decrease in the cost of interest bearing liabilities, the net interest margin in 2016 decreased to 3.93%.

While net interest income (as a percent of average earning assets) decreased by 22 basis points in 2016 to 3.93% from the 4.15% reported in 2015, net credit income (as a percentage of average earning assets) decreased 32 basis points in 2016 when compared to 2015 due to a higher provision for loan losses recorded during the year.  Net credit income reduces the net interest income earned by the provision for loan losses recorded during the year.  In 2016, the provision for loan losses reduced the net interest margin by 0.13%, decreasing net credit income to 3.80%.  In 2015, the provision for loan losses reduced the net interest margin by 0.03%, decreasing net credit income to 4.12%.  In 2014, the provision for loan losses reduced the net interest margin by 0.05%, decreasing net credit income to 4.22%.  Due to a negative provision for loan losses in 2013, net credit income was higher than the net interest margin by 0.04%, increasing net credit income to 4.30%, the highest level over the five year period presented in the table.

To summarize the Company's earnings results over the past five years beginning in 2012, net credit income (as a percent of average earning assets) was 3.84%, as the 4.25% net interest income as a percent of average earning assets was reduced by the provision for loan losses.  And while Premier's non-interest income in 2012 (as a percent of average earning assets) was at its highest level over the past five years at 0.63%, the level of non-interest expense (as a percent of average earning assets) was also the highest in the five year comparison at 3.19%, lowering Premier's return on average assets in 2012.  Premier's applicable income taxes and tax equivalent adjustment also serve to reduce net credit income.  Lastly, dividends and accretion accrued on Premier's Series A Preferred Stock also served to reduce net income available to common shareholders and thus reduce Premier's ROA.  In 2012, preferred stock dividends and accretion totaled 0.10% as a percent of average earning assets.  Substantially offsetting the reduction in net income available to common shareholders from preferred stock dividends was a discount realized on the redemption of 10,252 shares of Series Preferred Stock purchased during an auction

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
December 31, 2016

conducted by the U.S. Treasury in July 2012.  Adding to Premier's net income available to common shareholders in 2012 was 0.29% (as a percentage of average earning assets) of income realized on the early call of two securities during the year plus a gain on the sale of a note on non-accrual status.  As illustrated in the table, the overall result was a 2012 return on average earning assets of 0.97% and a return on average total assets (ROA) of 0.90%.

In 2013, net interest income (as a percent of average earnings assets) remained near its highest level, reaching 4.26%.  However, in 2013, Premier's negative provision for loan losses added to net credit income.  The negative provision for loan losses increased net credit income as percent of average earning assets to 4.30%, the highest level in the five year period presented.  Non-interest income (as a percent of average earning assets) dropped slightly from the 0.63% reported in 2012 to 0.61% in 2013.  More than offsetting this decrease in revenue, non-interest expense (as a percent of average earning assets) decreased from 3.19% in 2012 to 3.02% in 2013.  The decrease in non-interest expenses in 2013 was largely the result of decreases in professional fees, OREO expenses and write-downs, and collection expenses when compared to 2012.  Adding to Premier's net income available to common shareholders in 2013 was 0.14% (as a percentage of average earning assets) of income realized on the call and sale of corporate issued securities held in the Company's investment portfolio during the year.  Income tax expense (as a percentage of average earning assets) increased in 2013 as Premier's increased earnings performance subjected it to a higher marginal federal income tax rate and a higher amount of state based income taxes.  Finally, due to the partial redemption of Premier's Series A Preferred Stock in 2012, the preferred stock dividends and accretion on the remaining 12,000 shares in 2013 totaled only 0.06% as a percent of average earning assets, compared to 0.10% in 2012.  Dividends and accretion accrued on Premier's Series A Preferred Stock reduce net income available to common shareholders and thus reduce Premier's ROA.  As illustrated in the table, the overall result was to increase Premier's 2013 return on average earning assets to 1.22% and increase its return on average total assets (ROA) to 1.13%, the highest level for both ratios over the five year period presented in the table.

In 2014, net interest income (as a percent of average earnings assets) reached its highest level over the past five years at 4.27%.  However, in 2014, Premier's provision for loan losses (as a percent of average earning assets) reduced net credit income to 4.22% of average earning assets.  Non-interest income (as a percent of average earning assets) remained unchanged at 0.61% in 2014, as Premier's non-interest income grew in proportion to the increase in average earning assets largely as a result of the purchase of Gassaway in April 2014.  Similarly, non-interest expense (as a percent of average earning assets) remained relatively unchanged in 2014 when compared to 2013, increasing only slightly to 3.03% of average earning assets.  Again, the increase in non-interest expense was proportional to the increase in average earning assets, both of which were largely the result of the purchase of Gassaway, but also as a result of a decrease in OREO expenses and write-downs, loan collection expenses and professional fees, only partially offset by an increase in employee benefit costs.  Unlike 2012 and 2013, there was no measurable amount (as a percent of average earning assets) of income realized on the call and sale of corporate issued securities held in the Company's investment portfolio during 2014.  Income tax expense (as a percentage of average earning assets) decreased in 2014 to 0.63% as Premier's slight decrease in earnings performance, higher realization of deferred tax benefits and higher level of tax exempt

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
December 31, 2016

investment income reduced the marginal federal income tax rate and amount of state based income taxes.  Finally, due to the partial redemption of Premier's Series A Preferred Stock in 2012, as well as the full redemption of the final 12,000 shares by November 14, 2014 and the increase in average earning assets from the purchase of Gassaway, the preferred stock dividends and accretion on the outstanding shares in 2014 totaled only 0.05% as a percent of average earning assets, compared to 0.06% in 2013 and 0.10% in 2012.  Dividends and accretion accrued on Premier's Series A Preferred Stock reduce net income available to common shareholders and thus reduce Premier's ROA.  As illustrated in the table below, the overall result was to decrease Premier's 2014 return on average earning assets to 1.10% and decrease its return on average total assets (ROA) to 1.01%.

In 2015, net interest income (as a percent of average earnings assets) decreased to 4.15%, largely due to a decrease in yields earned on the loan portfolio.  The provision for loan losses in 2015 (as a percent of average earning assets) reduced net credit income to 4.12% of average earning assets.  Non-interest income (as a percent of average earning assets) remained unchanged at 0.61% in 2015, as Premier's non-interest income remained the same in proportion to its total average earning assets in 2015.  Similarly, non-interest expense (as a percent of average earning assets) remained relatively unchanged in 2015 when compared to 2014, increasing only slightly to 3.05% of average earning assets.  Again, the amount of non-interest expenses in 2015 was proportional to total average earning assets in 2015.  Similar to 2014, but unlike 2012 and 2013, there was no measurable amount (as a percent of average earning assets) of income realized on the call and sale of corporate issued securities held in the Company's investment portfolio during 2015.  Income tax expense (as a percentage of average earning assets) decreased in 2015 to 0.59% as Premier's slight decrease in earnings performance and higher level of tax exempt investment income reduced the level of income tax expense relative to average earning assets.  Finally, due to the full redemption of the final 12,000 of Premier's Series A Preferred shares by November 14, 2014, there was no reduction in net income available to common shareholders related to preferred stock dividends and accretion.  As illustrated in the table below, the overall result was to decrease Premier's 2015 return on average earning assets slightly to 1.06%and decrease its return on average total assets (ROA) to 0.98%.

In 2016, net interest income (as a percent of average earnings assets) decreased to 3.93%, largely due to a decrease in yields earned on the investment and loan portfolios.  The provision for loan losses in 2016 (as a percent of average earning assets) reduced net credit income to 3.80% of average earning assets.  Non-interest income (as a percent of average earning assets) decreased slightly to 0.59% from the 0.61% reported in 2015, as Premier's non-interest income decreased somewhat in proportion to the increase in total average earning assets in 2016, largely as a result of the acquisition of Bankshares in January 2016.  Non-interest income at 0.59% of average earning assets was the lowest ratio in the five years presented in the table below.  However, non-interest expense (as a percent of average earning assets) decreased even more than the decrease in non-interest income, dropping to 2.99% of average earning assets in 2016, the lowest level presented in the five year table below, compared to 3.05% of average earning assets in 2015.  The increase in non-interest expense in 2016, largely from the operations of Bankshares, was slightly lower in proportion to the increase in average earning assets, also resulting largely from the acquisition of

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
December 31, 2016

Bankshares.  Similar to 2015 and 2014, there was no measurable amount (as a percent of average earning assets) of income realized on the call and sale of corporate issued securities held in the Company's investment portfolio during 2016.  Income tax expense (as a percentage of average earning assets) decreased in 2016 to 0.49% as Premier's decrease in net credit income, as a percentage of average earning assets, and higher level of tax exempt investment income resulted in lower ratio of income tax expense relative to average earning assets.  As illustrated in the table below, the overall result was to decrease Premier's 2016 return on average earning assets to 0.88% and decrease its return on average total assets (ROA) to 0.82%.

ANALYSIS of RETURN ON ASSETS and EQUITY

	2016		2015		2014		2013		2012
As a percent of average earning assets
Fully taxable-equivalent net interest income	3.93%		4.15%		4.27%		4.26%		4.25%
Provision for loan losses	(0.13)		(0.03)		(0.05)		0.04		(0.41)
Net credit income	3.80		4.12		4.22		4.30		3.84
Gains on sales of assets	0.00		0.00		0.00		0.14		0.29
Non-interest income	0.59		0.61		0.61		0.61		0.63
Non-interest expense	(2.99)		(3.05)		(3.03)		(3.02)		(3.19)
Tax equivalent adjustment	(0.03)		(0.03)		(0.02)		(0.02)		(0.02)
Applicable income taxes	(0.49)		(0.59)		(0.63)		(0.72)		(0.54)
Discount on redemption of preferred stock	0.00		0.00		0.00		0.00		0.09
Preferred stock dividends	0.00		0.00		(0.05)		(0.06)		(0.10)
Return on average earning assets	0.88%		1.06%		1.10%		1.22%		0.97%
Multiplied by average earning assets to average total assets	92.56		92.45		92.02		92.43		91.91
Return on average assets	0.82%		0.98%		1.01%		1.13%		0.90%
Multiplied by average assets to average common stockholders' equity	8.49	X	8.57	X	8.67	X	8.24	X	8.81	X
Return on average common equity	6.94%		8.41%		8.80%		9.29%		7.89%

As the ratio of Premier's non-interest expenses to average earning assets decreased in 2016 as a result of the acquisition of Bankshares, so also did Premier's net overhead ratio (non-interest expense less non-interest income as a percent of average earning assets) decrease in 2016.  Premier's net overhead ratio was 2.40% in 2016, compared to 2.44% in 2015, 2.42% in 2014 and 2.41% in 2013.  These ratios compare favorably to the 2.56% net overhead ratio in 2012 and illustrate a trend in reducing the net operating costs of Premier in proportion to its average earning assets.  The decrease in the 2013 net overhead ratio, compared to the 2.56% ratio in 2012, was largely the result of lower operating expenses, primarily occupancy and equipment expenses, professional fees, OREO expenses and write-downs, and collection expenses in 2013 when compared to 2012.  In 2014, while both non-interest expenses and non-interest income increased largely due to the addition of the Gassaway operations beginning in April 2014, the net amount of overhead expenses increased in relative proportion to the increase in the average earning assets of the Company in 2014, resulting in a similar net overhead ratio when compared to 2013.  In 2015, while total non-interest income increased by 2.9%, total non-interest expense increased by 3.8% resulting in a slightly higher net overhead ratio in 2015.  In 2016, average earning assets increased by 17.5%, primarily as a result of the acquisition of Bankshares.  However, while non-interest income increased by only 15.3%, non-interest expenses increased by 15.1%, a proportionately lower rate than the increase in average earning assets, thus reducing Premier's net overhead ratio to 2.40% in 2016.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
December 31, 2016

ROE, another measure of earnings performance, indicates the amount of net income earned in relation to the total equity invested by holders of common stock.  Premier's 2016 ROE was 6.94% compared to 8.41% in 2015 and 8.80% in 2014.  ROE decreased in 2016 due to a lower ROA in 2016 compared to 2015, as well as an increase in average common stockholders' equity as a percentage of average total assets which reduced the multiple of average assets to average common equity in 2016.  ROE decreased in 2015 from the level earned in 2014, also due to lower ROA in 2015 compared to 2014, and an increase in common stockholders' equity as a percentage of total assets which reduced the multiple of average assets to average common equity in 2015.  Similarly, ROE decreased in 2014 due to lower ROA in 2014 compared to 2013.  However, ROE was improved by a higher multiple of average assets to average common equity in 2014 as Premier purchased Gassaway with existing liquid assets on hand and did not issue any additional equity in the transaction.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
December 31, 2016

A breakdown of Premier's financial results by quarter for the years ended December 31, 2016 and 2015 is summarized below.

QUARTERLY FINANCIAL INFORMATION
(Dollars in thousands, except per share amounts)
	First	Second	Third	Fourth	Full Year
2016
Interest income	$14,210	$14,666	$14,865	$14,600	$58,341
Interest expense	1,155	1,175	1,149	1,164	4,643
Net interest income	13,055	13,491	13,716	13,436	53,698
Provision for loan losses	312	812	312	312	1,748
Gain on investment securities	-	-	-	4	4
Net overhead	8,138	8,572	8,546	7,754	33,010
Income before income taxes	4,605	4,107	4,858	5,374	18,944
Net income	2,979	2,624	3,164	3,407	12,174
Net income available to common stockholders	2,979	2,624	3,164	3,407	12,174
Basic net income per share	0.29	0.25	0.30	0.32	1.16
Diluted net income per share	0.29	0.25	0.30	0.32	1.15
Dividends paid per share	0.136	0.136	0.136	0.150	0.559

2015
Interest income	$13,013	$12,955	$13,782	$12,661	$52,411
Interest expense	1,049	1,032	999	951	4,031
Net interest income	11,964	11,923	12,783	11,710	48,380
Provision for loan losses	69	(146)	309	94	326
Gain on investment securities	-	-	-	-	-
Net overhead	7,087	7,202	7,284	7,132	28,705
Income before income taxes	4,808	4,867	5,190	4,484	19,349
Net income	3,142	3,092	3,325	2,887	12,446
Net income available to common stockholders	3,142	3,092	3,325	2,887	12,446
Basic net income per share	0.35	0.35	0.37	0.32	1.38
Diluted net income per share	0.33	0.33	0.37	0.32	1.35
Dividends paid per share	0.118	0.118	0.136	0.136	0.509

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
December 31, 2016

BALANCE SHEET ANALYSIS

Summary

A financial institution's primary sources of revenue are generated by its earning assets, while its major expenses are produced by the funding of these assets with interest bearing liabilities. Effective management of these sources and uses of funds is essential in attaining a financial institution's optimal profitability while maintaining a minimum amount of interest rate risk and credit risk. Information on rate-related sources and uses of funds for each of the three years in the period ended December 31, 2016, is provided in the table below.

In 2016, average earning assets increased by 17.4% or $204.4 million from 2015, following a 3.0% or $34.0 million increase in 2015 from 2014.  Average interest-bearing liabilities, the primary source of funds supporting the earning assets, increased by 18.2%, or $154.8 million, in 2016 from 2015, which follows a 1.7%, or $13.8 million, increase in 2015 from 2014.  Supporting an increase in the net interest income (as a percentage of average earning assets) in 2016 was a 14.3%, or $38.2 million, increase in average non-interest bearing deposits.  Net interest income (as a percentage of average earning assets) in 2016 was 3.93% compared to 4.15% in 2015.   In 2016, the increase in average earning assets, average interest-bearing liabilities and average non-interest bearing deposits was largely the result of the acquisition of Bankshares on January 15, 2016.  The assets, liabilities and operations of Bankshares are only included in the financial results of Premier from the date of acquisition.  Bankshares added approximately $197.90 million in average earning assets, $173.5 million of average interest-bearing liabilities and $25.8 million of non-interest bearing deposits.  Additional information on the acquisition of Bankshares is contained throughout this discussion and in Note 2 to the Consolidated Financial Statements.

The increase in average earning assets in 2016 was primarily the result of a $137.0 increase in average loans outstanding and a $76.0 million increase in average investment securities.  These increases in earning assets were partially offset by a $7.7 million decrease in average federal funds sold and a $521,000 decrease in average interest-bearing bank balances.  The increase in average interest-bearing liabilities in 2016 was largely due to a $141.4 million increase in average interest-bearing deposits, a $7.8 million increase in average short-term borrowings (primarily customer repurchase agreements), and a $2.2 million increase in average FHLB advances partially offset by a $1.8 million decrease in average long-term borrowings.  In 2015, the increase in average earning assets was primarily the result of a $45.4 increase in average loans outstanding, a $4.5 million increase in average interest-bearing bank balances, and a $2.4 million increase in average federal funds sold.  These increases in earning assets were partially offset by an $18.3 million decrease in average investment securities.  The increase in average interest-bearing liabilities in 2015 was largely due to an $11.5 million increase in average interest-bearing deposits and a $3.3 million increase in average short-term borrowings (primarily customer repurchase agreements) partially offset by a $1.0 million decrease in average long-term borrowings.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
December 31, 2016

AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS
(Dollars in thousands)
	2016			2015			2014
	Average Balance	Interest	Yield/ Rate (2)	Average Balance	Interest	Yield/ Rate (2)	Average Balance	Interest	Yield/ Rate (2)
Assets:
Interest earning assets
U.S. Treasury and federal agency securities	$28,441	$395	1.39%	$15,345	$221	1.44%	$27,031	$269	1.00%
States and municipal obligations (1)	19,832	612	3.09	7,879	314	3.99	8,053	324	4.02
Mortgage backed securities	257,741	4,765	1.85	205,423	4,438	2.16	211,032	4,889	2.32
Other securities	3,430	124	3.62	4,828	207	4.29	5,661	219	3.87
Total investment securities	309,444	5,896	1.91	233,475	5,180	2.22	251,777	5,701	2.26
Federal funds sold	5,474	24	0.44	13,216	17	0.13	10,818	13	0.12
Interest-bearing deposits with banks	58,742	407	0.69	59,586	186	0.31	55,074	172	0.31
Loans, net of unearned income (3)(4)
Commercial	670,356	34,250	5.11	593,986	31,637	5.33	566,785	32,199	5.68
Real estate mortgage	297,898	15,461	5.19	237,889	12,886	5.42	219,616	12,136	5.53
Installment	35,274	2,743	7.78	34,681	2,785	8.03	34,759	2,788	8.02
Total loans	1,003,528	52,454	5.23	866,556	47,308	5.46	821,160	47,123	5.74
Total interest earning assets	1,377,188	58,781	4.27	1,172,833	52,691	4.49	1,138,829	53,009	4.65
Allowance for loan losses	(10,407)			(10,309)			(10,269)
Cash and due from banks	39,497			32,446			32,085
Premises and equipment	24,284			20,278			20,403
Other assets	57,388			53,342			56,490
Total assets	$1,487,950			$1,268,590			$1,237,538

Liabilities and Equity:
Interest bearing liabilities
NOW and money market	$361,078	600	0.17%	$300,378	527	0.18%	$290,551	516	0.18%
Savings deposits	233,021	490	0.21	168,374	178	0.11	156,572	176	0.11
Certificates of deposit and other time deposits	366,918	2,794	0.76	350,829	2,777	0.79	360,922	3,046	0.84
Total interest bearing deposits	961,017	3,884	0.40	819,581	3,482	0.42	808,045	3,738	0.46
Short-term borrowings	26,334	44	0.17	16,958	38	0.22	13,686	34	0.25
Other borrowings	10,088	416	4.12	11,919	511	4.29	12,908	564	4.37
FHLB advances	679	43	6.33	-	-	-	-	-	-
Subordinated debt	5,178	256	4.94	-	-	-	-	-	-
Total interest-bearing liabilities	1,003,296	4,643	0.46%	848,458	4,031	0.48%	834,639	4,336	0.52%
Non-interest bearing deposits	305,518			267,318			245,075
Other liabilities	3,839			4,805			5,704
Preferred equity	-			-			9,432
Common equity	175,297			148,009			142,688
Total liabilities and equity	$1,487,950			$1,268,590			$1,237,538

Net interest earnings (1)		$54,138			$48,660			$48,673
Net interest spread (1)			3.81%			4.01%			4.13%
Net interest margin (1)			3.93%			4.15%			4.27%

(1) Taxable – equivalent yields are calculated assuming a 35% federal income tax rate for 2016 and 34% for 2015 and 2014
(2) Yields are calculated on historical cost except for yields on marketable equity securities that are calculated used fair value
(3) Includes loan fees, immaterial in amount, in both interest income and the calculation of yield on loans
(4) Includes loans on non-accrual status

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
December 31, 2016

Loan Portfolio

Premier's loan portfolio is its largest and highest yielding component of average earning assets, totaling 72.9% of average earning assets during 2016.  Average loans increased in 2016 by $137.0 million, or 15.8%, over 2015 following a $45.4 million, or 5.5%, increase in 2015 over 2014.  The increase in 2016 is largely due to the acquisition of Bankshares, which added approximately $126.4 million in average loans outstanding in 2016.  Otherwise, average loans increased $10.5 million, or 1.2%, largely due to a pick-up in loan demand in 2016 which more than offset normal loan principal payments and full loan payoffs.  Average loans outstanding increased by $89.8 million, or 23.5%, in Premier's West Virginia market, largely due to the $110.0 million of West Virginia based loans from the acquisition of Bankshares.   Otherwise, average loans in West Virginia markets decreased by $20.2 million in 2016, largely due to strong competition for loans during a downturn in economic activity in West Virginia's natural resourced based economy.  Average loans outstanding in 2016 increased by $16.1 million, or 8.4%, in Premier's DC Metro market. Average loans outstanding in 2016 increased by $10.2 million, or 20.4%, in Premier's Virginia market, largely due to the $16.4 million of Virginia based loans from the acquisition of Bankshares.   Otherwise, average loans in Virginia markets decreased by $6.1 million in 2016 as loan payoffs exceeded new loan demand.  Average loans outstanding decreased by $1.2 million, or 1.9%, in Premier's Ohio market but increased by $22.0 million, or 12.1%, in Premier's Kentucky market.  The increase in average Kentucky market loans in 2016 is largely due to an increase in loan demand from the northern Kentucky branches in the Cincinnati metro area opened in 2014 and 2015.

In 2015, the $45.4 million increase in average loans is due in part to the full year inclusion of the loans added from the purchase of Gassaway.  Otherwise, average loans increased in 2015 largely due to a pick-up in loan demand in the latter part 2014 and first part of 2015, which elevated average loans outstanding in 2015, even though total loans outstanding at December 31, 2015 were down compared to December 31, 2014.  Average loans outstanding increased by $36.1 million, or 10.4%, in Premier's West Virginia market due in part to the full year inclusion of the loans added from the purchase of Gassaway.   Otherwise, average loans increased in 2015 largely due to continued loan demand primarily in central West Virginia fueled by economic activity related to the natural gas industry.  Average loans outstanding decreased by $3.2 million, or 1.6%, in Premier's DC Metro market but increased by $2.5 million, or 5.2%, in Premier's Virginia market.  Average loans outstanding in 2015 also increased by $1.5 million, or 2.5%, in Premier's Ohio market and increased by $8.6 million, or 5.0%, in Premier's Kentucky market.

Total loans at December 31, 2016 increased by $175.1 million, or 20.6%, from the total at December 31, 2015.  This increase follows a $30.0 million, or 3.4%, decrease in total loans in 2015 from the total at December 31, 2014.  The increase in 2016 is largely due to the $132.8 million of loans acquired via the acquisition of Bankshares.  Otherwise, outstanding loans increased by $42.3 million via internal loan growth.  Outstanding loans increased in Premier's West Virginia markets by $83.2 million, or 22.0%, increased in Premier's Washington DC Metro market by $40.6 million, or 21.7%, increased in Premier's Kentucky markets by $38.2 million, or 21.3%, and increased in Premier's Virginia markets by $14.4 million, or 32.7%. Outstanding loans decreased

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
December 31, 2016

in Premier's Ohio market by $1.3, or 2.1%, since year-end 2015.  The total loan increases in the West Virginia markets and the Virginia markets are due to the acquisition of Bankshares; otherwise, both markets decreased by $30.4 million and $4.8 million, respectively.  The decrease in total loans outstanding in 2015 is largely due to an increased level of loan payoffs in Premier's DC Metro market and central West Virginia market primarily during the third quarter.  A portion of Premier's lending includes commercial construction projects whereby once the construction is complete the borrower seeks permanent mortgage financing elsewhere, usually for longer fixed rate terms at lower interest rates than Premier offers.  Outstanding loans in 2015 decreased in Premier's West Virginia markets by $3.1 million, or 0.8%, decreased in Premier's Washington DC Metro market by $17.0 million, or 8.3%, decreased in Premier's Kentucky markets by $3.3 million, or 1.8%, decreased in Premier's Virginia markets by $6.6 million, or 13.0%, and decreased in Premier's Ohio market by $433,000, or 0.7%, since year-end 2014.

Loans secured by real estate totaled 88.2% of Premier's loan portfolio at December 31, 2016, up from 87.0% of total loans at December 31, 2015.  The increase is largely due to an increase in real estate construction and land development loans.  The increase more than offset a decrease in residential real estate loans and commercial real estate loans as a percentage of the total loan portfolio.  While outstanding residential real estate secured loans increased $56.5 million in 2016, their percentage of the total loan portfolio decreased slightly from 33.6% at the end of 2015 to 33.4% at the end of 2016.  In 2015, loans secured by real estate totaled 87.0% of Premier's loan portfolio at December 31, 2015, up from 85.2% of total loans at December 31, 2014.  The increase is largely due to an increase in residential real estate loans and real estate construction and land development loans.  These increases more than offset a decrease in commercial real estate loans as a percentage of the total loan portfolio.  While outstanding commercial real estate secured loans decreased $29.9 million in 2015, their percentage of the total loan portfolio decreased slightly from 46.0% at the end of 2014 to 44.1% at the end of 2015.

Premier's residential real estate mortgage loans generally do not exceed 80% of the value of the real property securing the loan at the time of origination. The residential real estate mortgage loan portfolio primarily consists of adjustable rate residential mortgage loans. The origination of these mortgage loans can be more difficult in a low interest rate environment where there is a significant demand for fixed rate mortgages.  The loan portfolio acquired via the acquisition of Bankshares consisted of approximately $56.7 million of residential real estate mortgage loans, or 41.3% of the Bankshares total loan portfolio.  In addition, the loan portfolio acquired via the purchase of Gassaway consisted of approximately $63.2 million of residential real estate mortgage loans, or 65.6% of the Gassaway total loan portfolio, which consisted primarily of fixed rate residential mortgages with maturity periods ranging from two to fifteen years.  In the past, Premier has originated fixed rate mortgage loans for sale in the secondary market and recognizes non-interest income upon the sale of those mortgages in the form of commissions and servicing release fees.  Premier used an experienced staff underwriter to ensure the completeness of the borrowers' loan application and documentation and to ensure that the loans meet the standards required by prospective loan purchasers.  Significantly increased  documentation requirements for home buyers has complicated the process in comparison to years past.  The perceived difficulty from the home buyer's perspective has had a negative impact on

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
December 31, 2016

Premier's secondary market business.  Beginning in April 2015, as a cost saving measure, management exited the underwriting process but still facilitates fixed rate mortgages sold in the secondary market via third party vendors whereby Premier receives a portion of the commission.  Premier has not engaged in the solicitation of so-called "sub-prime" or "interest only" mortgages.  Additional information regarding the volume of mortgage loans originated and sold is contained in Premier's consolidated statements of cash flows presented elsewhere in this annual report.

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

Total non-performing assets, which consist of past-due loans on which interest is not being accrued ("non-accrual loans"), foreclosed properties in the process of liquidation ("OREO"), loans with restructured terms offering a concession to enable a delinquent borrower to repay ('troubled debt restructurings") and accruing loans past due 90 days or more, were $49.6 million, or 3.32% of total assets at year-end 2016.  These amounts compare to $27.2 million of total non-performing assets, or 2.19% of total assets at year-end 2015 and $28.7 million of total non-performing assets, or 2.29% of total assets at year-end 2014.  The $22.4 million, or 82.3%, increase in non-performing assets in 2016 from year-end 2015 was largely due to an $18.6 million increase in non-accrual loans and an increase in accruing troubled debt restructured loans.  The increase in non-accrual loans is largely due to two borrowing relationships in the Washington DC metro market that have become chronically past due and thus placed on non-accrual status prior to year-end.  At this time management believes the loans are well collateralized and all principal outstanding on the loans should be collected over time through the bank's collection efforts.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
December 31, 2016

LOAN SUMMARY
(Dollars in thousands)
	As of December 31
	2016	%	2015	%	2014	%	2013	%	2012	%
Summary of Loans by Type
Commercial, secured by real estate	$443,832	43.3%	$374,558	44.1%	$404,430	46.0%	$358,114	48.3%	$314,198	44.6%
Commercial, other	76,736	7.5	68,339	8.0	85,943	9.8	85,301	11.5	84,430	12.0
Real estate construction and land development	117,828	11.5	78,695	9.3	66,689	7.6	47,123	6.4	52,706	7.5
Real estate mortgage	342,294	33.4	285,826	33.6	278,212	31.6	216,081	29.2	214,743	30.5
Agricultural	1,383	0.1	1,728	0.2	1,987	0.2	2,052	0.3	2,566	0.4
Consumer	30,916	3.0	31,445	3.7	32,745	3.7	25,113	3.4	28,128	4.0
Other	11,834	1.2	9,155	1.1	9,705	1.1	6,986	0.9	7,854	1.0
Total loans	$1,024,823	100.0%	$849,746	100.0%	$879,711	100.0%	$740,770	100.0%	$704,625	100.0%

Non-performing Assets
Non-accrual loans	$25,747		$7,141		$12,712		$16,641		$25,806
Accruing loans which are contractually past due 90 days or more	1,999		3,032		1,266		8,478		3,890
Accruing troubled debt restructurings	9,210		4,003		2,502		3,655		14,106
Total non-performing and restructured loans	36,956		14,176		16,480		28,774		43,802
Other real estate acquired through foreclosures	12,665		13,040		12,208		13,524		13,366
Total non-performing and restructured loans and other real estate	$49,621		$27,216		$28,688		$42,298		$57,168

Non-performing and restructured loans as a % of total loans	3.61%		1.67%		1.87%		3.88%		6.22%
Non-performing and restructured loans and other real estate as a % of total assets	3.32%		2.19%		2.29%		3.84%		5.10%

Allocation of Allowance for Loan Losses
Commercial, other	$1,292	8.8%	$1,178	9.3%	$1,727	11.1%	$2,420	12.7%	$3,918	13.4%
Real estate, construction	1,349	11.5	1,049	9.3	1,617	7.6	1,226	6.4	1,826	7.5
Real estate, other	7,849	76.7	7,113	77.7	6,760	77.6	7,084	77.5	5,499	75.1
Consumer installment	346	3.0	307	3.7	243	3.7	297	3.4	245	4.0
Total	$10,836	100.0%	$9,647	100.0%	$10,347	100.0%	$11,027	100.0%	$11,488	100.0%

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
December 31, 2016

The increase in accruing troubled debt restructured loans was largely the result of one loan for which the bank granted a forbearance agreement upon renewal to extend the amortization period.  The increase in non-accrual loans and restructured loans was partially offset by a decrease of $1.0 million in loans past due 90 days or more and a decrease of $375,000 in other real estate acquired through foreclosure.  The decrease in loans past due 90 days or more was largely due to efforts by management to bring these well-collateralized borrowers to a current status prior to the commencement of collection efforts via foreclosure or other means, with the result of many borrowers returning to a current status.  The decrease in other real estate acquired through foreclosure was primarily due to the writedown on one property to the appraised value less estimated disposal costs.  Although loans may be classified as non-performing, some continue to pay interest irregularly or at less than originally contracted terms.  During 2016, approximately $216,000 of interest income was recognized on non-accrual and restructured loans, including approximately $88,000 of accelerated purchase discount recognized as income, largely due to full payoffs received on non-accrual loans during the year.  This amount compares to approximately $0.5 million that would have been recognized in accordance with the original terms of the loans.

The decrease in total non-performing assets in 2015 from year-end 2014 was primarily due to a $5.6 million decrease in non-accrual loans.  The decrease in non-accrual loans was largely due to payments and payoffs received on non-accrual loans during the year and approximately $5.8 million of loans foreclosed upon and added to OREO.  The decrease in non-performing assets from the reduction in non-accrual loans was partially offset by a $1.8 million increase in loans past due 90 days or more, a $1.5 million increase in accruing troubled debt restructured loans and an $832,000 increase in other real estate acquired through foreclosure.  The increase in loans past due 90 days or more in 2015 was largely due to two borrowing relationships that became chronically past due during the year.  Management was working with these borrowers to bring their loans current prior to initiating further collection efforts such as repossession and liquidation of collateral.  The increase in accruing troubled debt restructured loans in 2015 was the result of one loan for which the Bank granted a forbearance agreement.  The increase in OREO was largely due the $5.8 million of foreclosed loans and a $760,000 branch property marketed for sale and sold during the year.  These additions during the year were partially offset by sales of approximately $4.6 million and writedowns of carrying values of another $1.1 million.  Although loans may be classified as non-performing, some continue to pay interest irregularly or at less than originally contracted terms.  During 2015, approximately $686,000 of interest income was recognized on non-accrual and restructured loans, including approximately $328,000 of accelerated purchase discount recognized as income, largely due to full payoffs received on non-accrual loans during the year.  This amount compares to approximately $0.8 million that would have been recognized in accordance with the original terms of the loans, which also includes the approximately $328,000 of accelerated purchase discount from full loan payoffs.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
December 31, 2016

With the acquisition of Abigail Adams and its two subsidiary banks in 2009, Premier experienced a significant increase in nonperforming assets.  As shown in the table above, Premier has worked over the past seven years to reduce its level of non-performing assets, primarily those from the Abigail Adams acquisition.  However, since these assets were recorded at an estimated fair value on the date of acquisition, the amount of credit risk assumed by Premier was not as great as the volume of non-performing assets suggests taken at face value.  New (at the time) accounting guidance adopted by Premier at the beginning of 2009 does not permit an acquirer to carry over the purchased entity's allowance for loan losses.  Instead, under the accounting guidance, all acquired loans are to be recorded at their net estimated fair value.  The estimate of fair value on all loans, but particularly on non-performing assets, included factors for the measurement of credit risk, interest rate risk and re-salability in the most advantageous market for the loans in an orderly transaction between market participants.  These estimates included significant discounts on the non-accrual loans.  These estimates required management's most difficult, subjective and complex judgments and are inherently uncertain.  However, since the estimated fair value of these loans was believed to have been accounted for in the reasonably estimable credit risk in the loans, no allowance for loan losses for these loans was recorded at the date of acquisition.  At September 30, 2009, just prior to Premier's acquisition, Abigail Adams reported a collective allowance for loan losses of approximately $12.8 million.  In contrast, Premier recorded the estimated fair value of the combined loan portfolios at an estimated $25.5 million discount to the contractual amounts receivable on the loans at acquisition.

Similarly, with the acquisition of Bankshares on January 15, 2016, no allowance for loan losses recorded on the bank's balance sheet prior to that date was carried over to Premier's allowance for loan losses.  Instead, under current accounting guidance, all acquired loans were recorded at their net estimated fair value.  At December 31, 2015, just prior to Premier's acquisition, Bankshares reported a collective allowance for loan losses of approximately $2.0 million.  In contrast, Premier recorded the estimated fair value of the acquired loan portfolio at an estimated $3.5 million discount to the contractual amounts receivable on the loans at acquisition.  Likewise, with the purchase of Gassaway on April 4, 2014, no allowance for loan losses recorded on that bank's balance sheet prior to that date was carried over to Premier's allowance for loan losses.  Instead, all acquired loans were recorded at their net estimated fair value.  At March 31, 2014, just prior to Premier's purchase, Gassaway reported a collective allowance for loan losses of approximately $1.3 million.  In contrast, Premier recorded the estimated fair value of the acquired loan portfolio at an estimated $2.5 million discount to the contractual amounts receivable on the loans at acquisition.  The fair value adjustments recorded on the Bankshares, Gassaway and Abigail Adams acquired loan portfolios, are allocated per loan and are used to offset any charge-offs of the uncollectible portion of the contractual amount due on non-performing assets, or accreted into interest income using a level yield method on performing loans.  Should Premier collect the full contractual amount due, any fair value discount is recognized as interest income at the time of payoff.  In its evaluation of the acquired Gassaway loan portfolio, management determined that most of the loan portfolio was comprised of homogenous consumer based or residential real estate loans and none of the loans acquired would meet the definition of a purchased credit impaired loan.  Therefore all loans acquired have been initially evaluated as collectively impaired.  In its evaluation of the acquired Bankshares loan portfolio, management determined that $10.0 million of the loans acquired would meet the definition of a purchase credit impaired loan, with the remainder of the loan portfolio evaluated as collectively impaired.  Additional information on loans purchased with evidence of deteriorated credit quality is contained in Note 5 to the consolidated financial statements.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
December 31, 2016

Management believes the estimated probable incurred losses related to delinquent loans to be adequately provided for in the allowance for loan losses.  In 2014, a negative provision for loan losses was recorded early in the year as a result of the full payoff of impaired loans with specific allocations of the allowance for loan losses.  The negative provision expense, however, was more than offset by additional provisions for loan losses in the second half of 2014.  Similarly in 2015, a negative provision for loans losses was recorded in the second quarter due primarily to a large recovery on a single commercial real estate loan.  The negative provision was more than offset by additional provisions for loan losses in the second half of 2015.  In 2016, a large provision for loan losses was recorded in the second quarter due to the flooding in southern West Virginia.  As management's efforts to collect on all of the Company's non-performing assets continue, matured loans are only renewed using Premier's strengthened credit policies. Otherwise, loans may be carried as accruing loans that are greater than 90 days past due or placed on non-accrual status and foreclosure proceedings begun to obtain and liquidate any collateral securing the past due or matured loans. As previously demonstrated by Premier's history, management is committed to continuing to reduce its level of non-performing assets and maintaining strong underwriting standards to help maintain a lower level of non-performing assets in the future.

The Loan Summary table presents five years of comparative non-performing asset information. Other than these loans and the impaired loans discussed in Note 5 to the consolidated financial statements, Premier does not have a significant volume of loans where management has serious doubts about the borrowers' ability to comply with the present repayment terms of the loan.

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

During 2016, Premier recorded $662,000 of write-downs of OREO properties which was increased by the $27,000 of losses on the disposition of OREO properties, resulting in a net increase in 2016 operating expenses of approximately $689,000.  This net operating expense increase compares to $1.1 million of write-downs of OREO properties in 2015 that were partially offset by $44,000 of gains on the disposition of OREO properties resulting in a net expense of $1.0 million.  During 2014, Premier recorded $588,000 of write-downs of OREO properties that were more than offset by $1.3 million of gains on the disposition of OREO properties, resulting in a net expense reduction of $714,000.  The write-downs on OREO that were recorded in 2016

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
December 31, 2016

were largely due to adjustments to the carrying value, as Premier lowered its expectations of net realizable value on certain properties in an effort to liquidate the property.  The gains realized in 2014 are largely due to sales of OREO properties acquired via the Abigail Adams acquisition.  Real estate values in and around Washington, DC have improved compared to 2009 when Abigail Adams was acquired.  Furthermore, some of the properties sold in 2014 were condominium renovation or construction projects that needed to be completed after foreclosure by Premier in order to be marketed in a salable condition.  These gains more than offset losses on the sale of other OREO properties during 2014.  The write-downs on OREO that were recorded in 2014 were largely due to adjustments to the carrying value, as Premier lowered its expectations of net realizable value on certain properties in an effort to liquidate the property.

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

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
December 31, 2016

The sum of the calculations and estimations of the risk of loss in the loan portfolio is compared to the recorded balance of the allowance for loan losses. If the total allowance is deemed to be inadequate, a charge to earnings is recorded to increase the allowance.  Conversely, should an evaluation of the allowance result in a lower estimate of the risk of loss in the loan portfolio and the allowance is deemed to be more than adequate, a reversal of previous charges to earnings ("a negative provision") may be warranted in the current period. Events that may lead to negative provisions include greater than anticipated recoveries, a reduction in the historical loss ratios, securing more collateral on an impaired loan during the collection process, or receiving a substantial principal payment or payment in full on an impaired loan.  In 2016, Premier recorded a provision for loan losses of $1.7 million compared to $326,000 of provision for loan losses recorded in 2015 and a $534,000 of provision for loan losses in 2014.

At December 31, 2016, the allowance for loan losses was $10.8 million, or 1.06% of total year-end loans, compared to an allowance for loan losses of $9.6 million, or 1.14% of total loans at December 31, 2015.  The decrease in the percentage of allowance to total loans at year-end is largely a result of the loans acquired via the acquisition of Bankshares, partially offset by a larger allowance.  These loans were recorded at their estimated fair value on the date of acquisition including an estimate of credit risk within the loan portfolio and thus no significant amount of allowance for loan losses was deemed necessary for these loans at December 31, 2016.  The amount of allowance allocated to individually impaired loans increased by approximately $307,000 in 2016 largely due to an increase in impaired loans requiring additional allowance.  Also, the amount of allowance allocated to collectively evaluated loans increased by approximately $882,000 from additional risk identified on the core loan portfolio.  Although the allowance for loan losses increased by $1.2 million since December 31, 2015, the increase in total loans outstanding as a result of the acquisition of Bankshares resulted in a lower ratio to total loans outstanding at December 31, 2016.

At December 31, 2015, the allowance for loan losses was $9.6 million, or 1.14% of total year-end loans, compared to an allowance for loan losses of $10.3 million, or 1.18% of total loans at December 31, 2014.  The decrease in the percentage of allowance to total loans at year-end is a result of the smaller allowance partially offset by a decrease in outstanding total loans.  The amount of allowance allocated to individually impaired loans decreased by approximately $1.1 million in 2015 largely due to moving an impaired loan to OREO during the year and recording a loan charge-off in the process.  Also, the amount of allowance allocated to collectively evaluated loans increased by approximately $401,000 from additional risk identified on the core loan portfolio. As a result, although loans outstanding at December 31, 2015 decreased by $30.0 million, the decrease in the allowance for loan losses allocated to impaired loans resulted in a lower ratio to total loans outstanding at December 31, 2015.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
December 31, 2016

At December 31, 2014, the allowance for loan losses was $10.3 million, or 1.18% of total year-end loans, compared to an allowance for loan losses of $11.0 million, or 1.49% of total loans at December 31, 2013.  The substantial decrease in the percentage of allowance to total loans at year-end is a result of the loans acquired via the purchase of Gassaway.  These loans were recorded at their estimated fair value on the date of acquisition including an estimate of credit risk within the loan portfolio and thus no significant amount of allowance for loan losses was deemed necessary for these loans at December 31, 2014.  Furthermore, the amount of allowance allocated to individually impaired loans decreased by approximately $1.1 million in 2014 largely due to payments and payoffs received on these loans during the year.  However, the amount of allowance allocated to collectively evaluated loans did increase by approximately $594,000 from additional provisions for loan losses, largely due to the $43.8 million increase in loans outstanding from expanded lending opportunities in 2014.  As a result, although loans outstanding at December 31, 2014 increased by $138.9 million, $95.1 million from the purchase of Gassaway and $43.8 million from internal loan growth, the allowance for loan losses did not increase proportionately, resulting in a lower ratio to total loans outstanding at December 31, 2014.

The "Summary of Loan Loss Experience" table below provides a more detailed history of the allowance for loan losses, illustrating charge-offs and recoveries by loan type, and the annual provision for loan losses over the past five years.  Charge-offs in 2012 were impacted by the deterioration in the national economy and its impact on the local economy in Premier's markets. In 2013, Premier recovered some of its prior year charge-offs, which helped to substantially offset the reduced level of charge-offs recorded during the year.  In 2014, net charge-offs increased from the very low level recorded in 2013, but remained relatively low at 0.15% of average loans outstanding partially due to the larger balance of average total loans from the acquisition of Gassaway.  In 2015, the amount of net charge-offs was slightly less when compared to 2014 due to a significant increase in recoveries on real estate secured loans reducing the ratio of net charge-offs to average loans outstanding to 0.12%.  In 2016, net charge-offs were significantly less when compared to 2015, largely due to a decrease in gross charge-offs.  Combined with the increase in average total loans in 2016, the lower level of net charge-offs reduced the ratio of net charge-offs to average loans outstanding to half of the amount in 2015 at 0.06%.

The level of provision expense during 2012 was largely due to increases in specific reserves on loans already identified as impaired and also due to specific reserves on loans newly identified as impaired during 2012.  During 2013, Premier received substantial principal payments and payoffs on loans classified as impaired which resulted in the reduction of the estimated required allowance via negative provisions for loan losses.  These negative provisions for loan losses exceeded the estimated provision expense needed to provide for the loan growth in 2013, resulting in a net $375,000 negative provision for loan losses.  Similarly, during 2014 Premier received principal payments and payoffs on loans classified as impaired which resulted in the reduction of the estimated required allowance via negative provisions for loan losses.  These negative provisions for loan losses, however, were exceeded by the estimated provision expense needed to provide for the loan growth in 2014, resulting in a net $534,000 provision for loan losses.  In 2015, Premier reduced its allowance allocated to impaired loans via payments and payoffs of loans as well as foreclosure.  In the second quarter of 2015, a significant recovery on a real estate secured loan resulted in a negative provision for loan losses for the quarter.  The negative

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
December 31, 2016

provision was more than offset by increases in the allowance estimated for collectively impaired loans resulting, in $326,000 of provision for loan losses.  Finally, in 2016, the provision for loan losses increased to $1,748,000 largely to provide for an increase in credit risk as a result of internal loan growth, as loans outstanding increased by an additional $42.2 million, or 5.0%, after excluding the $132.8 million of loans acquired via the acquisition of Bankshares and an estimate for the potential loan losses related to the flash flooding that occurred in some of Premier's West Virginia markets during the last week of June, 2016.  Additional details on the activity in the allowance for loan losses as well as past due and non-performing loans, including loans individually evaluated for impairment, is contained in Note 5 to the consolidated financial statements.

Premier aggressively pursues past due loans in an effort to bring those loans back to current status.  If these efforts fail and a past due loan becomes a non-performing loan, Premier's policies for determining the adequacy of the allowance for loan losses are used to determine the estimated potential loss on the loan.  Future provisions to the allowance for loan losses, positive or negative, will depend on future improvement or deterioration in estimated credit risk in the loan portfolio as well as whether additional payments are received on loans having significant credit risk.  Premier continually evaluates the adequacy of its allowance for loan losses, and changes in the provision are based on the estimated probable incurred losses in the loan portfolio.

Net charge-offs in 2016 totaled $559,000, as $1,010,000 of loans charged-off were partially offset by $451,000 of recoveries of loans previously charged-off.  Net charge-offs in 2015 totaled $1,026,000, as $2,096,000 of loans charged-off were partially offset by $1,070,000 of recoveries of loans previously charged-off.  Net charge-offs in 2014 totaled $1,214,000, as $1,601,000 of loans charged-off were partially offset by $387,000 of recoveries of loans previously charged-off.

In 2016, total charge-offs decreased by $1,086,000 to $1,010,000, or just 0.10% of average total loans.  Charge-offs decreased in all categories of loans except for consumer installment loans, which increased by $131,000 to $340,000 for the year.  The majority of the decrease was due to a large construction real estate loan charge-off in 2015 that resulted in foreclosure.  Otherwise, charge-offs were only slightly lower due to charge-off activity on commercial loans in 2016.  In 2015, total charge-offs increased by $495,000 to $2,096,000, or just 0.24% of average total loans.  Charge-offs increased in all categories of loans except for other real estate loans.  A portion of the increase in the construction real estate loan charge-offs was a result of the foreclosure of a real estate secured loan previously identified as individually impaired  and resulted in a charge-off upon foreclosure.  Otherwise, charge-off activity decreased compared to the higher level of other real estate charge-offs recorded in 2014.  In 2014, total charge-offs increased by $692,000 to $1,601,000, or just 0.19% of average total loans.  Charge-offs increased in all categories of loans except for consumer loans.  A portion of the increase in the real estate loan charge-offs was a result of the foreclosure of real estate secured loans and recognizing a previously identified loan impairment as a charge-off upon foreclosure.  Otherwise, charge-off activity increased compared to the comparatively low level of charge-offs recorded in 2013.  In 2013, management reached agreements with two loan relationships that had been charged-off in previous years whereby the borrowers agreed to a repayment schedule that included a substantial down payment in 2013 and monthly payments thereafter.  These payments resulted in the increase in recoveries recorded in 2013 and also account for most of the decrease in recoveries in 2014.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
December 31, 2016

SUMMARY OF LOAN LOSS EXPERIENCE
(Dollars in thousands)
	For the Year Ended December 31
	2016		2015		2014		2013		2012
Allowance for loan losses beginning of period	$9,647		$10,347		$11,027		$11,488		$9,795
Amounts charged off:
Commercial, financial and agricultural loans	347		611		365		231		1,485
Real estate construction loans	-		900		110		52		380
Real estate loans – other	323		376		965		438		1,061
Consumer installment loans	340		209		161		188		227
Total charge-offs	1,010		2,096		1,601		909		3,153

Recoveries on amounts previously charged-off:
Commercial, financial and agricultural loans	172		121		127		198		126
Real estate construction loans	143		99		136		233		-
Real estate loans – other	50		753		64		319		359
Consumer installment loans	86		97		60		73		101
Total recoveries	451		1,070		387		823		586

Net charge-offs	559		1,026		1,214		86		2,567
Provision for loan losses	1,748		326		534		(375)		4,260

Allowance for loan losses, end of period	$10,836		$9,647		$10,347		$11,027		$11,488

Average total loans	$1,003,528		$866,556		$821,160		$716,016		$682,957
Total loans at year-end	1,024,823		849,746		879,711		740,770		704,625

As a percent of average loans
Net charge-offs	0.06%		0.12%		0.15%		0.01%		0.38%
Provision for loan losses	0.17%		0.04%		0.07%		(0.05)%		0.62%
Allowance for loan losses	1.08%		1.11%		1.26%		1.54%		1.68%

As a percent of total loans at year-end
Allowance for loan losses	1.06%		1.14%		1.18%		1.49%		1.63%

As a multiple of net charge-offs
Allowance for loan losses	19.38	X	9.40	X	8.52	X	128.22	X	4.48	X
Income before tax and provision for loan losses	37.02	X	19.18	X	17.18	X	235.56	X	7.89	X

Although management believes it has identified the significant remaining credit risk in the loan portfolio, additional charge-offs may be recorded in the coming months due to the level of non-performing loans and the resolution of collection efforts on those loans. Premier continues to make a significant effort to reduce its past due and non-performing loans by reviewing loan files, using the courts to bring borrowers current with the terms of their loan agreements and/or the foreclosure and sale of OREO properties.  As in the past, when these plans are executed, Premier may experience increases in non-performing loans and non-performing assets. Furthermore, any resulting increases

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
December 31, 2016

in loans placed on non-accrual status will have a negative impact on future loan interest income.  Also, as these plans are executed, other loans may be identified that would necessitate additional charge-offs and potentially additional provisions for loan losses.  Premier continues to monitor and evaluate the impact that national housing market prices may have on its local markets and collateral valuations as management evaluates the adequacy of the allowance for loan losses.  While some price deterioration has occurred, it is not currently anticipated that Premier's markets will be impacted as severely as other areas of the country due to the historically modest increases in real estate values in the Company's markets in West Virginia, Ohio and Kentucky. With the concentrations of commercial real estate loans acquired in the Washington, DC, Richmond, Virginia and Cincinnati, Ohio markets, fluctuations in commercial real estate values will also be monitored.  Premier also continues to monitor the impact of the declining coal mining industry that may have a larger impact in the southern area of West Virginia and the decrease in the level of drilling activity in the oil & gas industry that may have an impact in the central area of West Virginia.  The declining market areas may experience an increase non-performing assets as a result of a loss of employment and decreases in local real estate values.  In each of the last five years, Premier sold some OREO properties at a gain while other OREO properties have required subsequent write-downs to net realizable values.  These factors are considered in determining the adequacy of the allowance for loan losses.

The following table presents the maturity distribution and interest sensitivity of selected loan categories at December 31, 2016.  Maturities are based upon contractual terms.

LOAN MATURITIES and INTEREST SENSITIVITY
December 31, 2016
(Dollars in thousands)

	Projected Maturities*
	One Year or Less	One Through Five Years	Over Five Years	Total
Commercial, secured by real estate	$106,338	$298,818	$38,677	$443,833
Commercial, other	39,948	35,122	1,665	76,735
Real estate construction	57,247	49,910	10,671	117,828
Agricultural	531	852	-	1,383
Total	$204,064	$384,702	$51,013	$639,779

Fixed rate loans	$66,218	$219,686	$41,382	$327,286
Floating rate loans	137,846	165,016	9,631	312,493
Total	$204,064	$384,702	$51,013	$639,779

Fixed rate loans projected to mature after one year				$261,068
Floating rate loans projected to mature after one year				174,647
Total				$435,715

(*) Based on scheduled or approximate repayments

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
December 31, 2016

Investment Portfolio and
Other Earning Assets

Investment securities averaged $309.4 million in 2016, up $76.0 million, or 32.5%, from the $233.5 million averaged in 2015.  This increase follows an $18.3 million, or 7.3%, decrease in 2015 from the $251.8 million averaged in 2014.  The increase in 2016 is largely attributable to the $71.3 million of average investments from the acquisition of Bankshares.  Otherwise, average investment securities increased $4.6 million, or 2.0%, in 2016.  During the fourth quarter of 2015, Premier purchased securities over and above the proceeds from maturities and calls during the quarter as a plan to improve the yield on surplus liquid assets.  The $4.6 million increase in the balance of average investments in 2016 was largely the result of the full year impact of those purchases in the fourth quarter of 2015.  The balance of investments at December 31, 2016 increased by $33.1 million, or 13.0%, from the year-end 2015 balance, largely due to the $76.6 million investment portfolio acquired from Bankshares.  Otherwise, investments decreased by $43.5 million at year-end 2016.  During 2016, a portion of the surplus funds from maturing investments or principal pay downs on mortgaged-backed investments were used to fund loan growth.  During 2015, surplus funds from maturing investments or principal pay downs on mortgaged-backed investments were used to satisfy decreases in deposits.  The decrease in average investments in 2015 was largely due to the fact that the majority of the securities purchased over and above the proceeds from maturities and calls were purchased in the fourth quarter of that year.  Even though average investments decreased, ending securities increased $25.7 million, or 11.2%.  The increase in ending investments was due to the $30.0 million, or 3.4%, decrease in loans outstanding and an increase in repurchase agreements.

Investment securities are highly liquid and generally have a greater yield than interest bearing bank balances or federal funds sold.  However their longer investment term generally results in greater interest rate risk over other short-term investments.  This was believed to be especially true in 2010 as management continued to invest based on a belief that market interest rates were at their lowest level and that buying longer-term investments would have the effect of locking-in these lowest interest rates over the life of the investments.  Due to the low interest rate environment during 2010 and continuing throughout 2016, issuers of investment securities were routinely invoking call features of their securities and reissuing new bonds at lower coupon rates.  To offset some of the effects of interest rate risk in the investment portfolio, in 2010 Premier used surplus funds and proceeds from investment calls to purchase collateralized mortgage obligations ("CMO's") issued by the Government National Mortgage Association ("GNMA"), also known as "Ginnie Mae".  These CMO's are similar to U.S. Treasury bonds in that they are backed by the full faith and credit of the United States Government, but unlike U.S. Treasury bonds, return a portion of the principal each month coinciding with the monthly principal payments made by mortgage borrowers collateralizing the securities.  It is the monthly return of principal that will allow Premier to take advantage of any rise in market interest rates by investing the principal payments in future higher-yielding securities long before the final maturity date of the CMO.  An added feature of these GNMA CMO's is that the securities are not subject to early call provisions.  Only the mortgagees' prepayment of their underlying mortgages can accelerate the principal reduction on the investment security.  Thus, the purchase yield is not as susceptible

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
December 31, 2016

to downward interest rate risks as investment securities with call features. This benefit is illustrated by the lower amount of Premier's securities that were either called or matured in 2016, 2015 and 2014, compared to earlier years.  During 2016, $82.3 million of investments were called or matured (including principal payments on CMO's and mortgage backed securities).  During 2015, $66.9 million of investments were called or matured (including principal payments on CMO's and mortgage backed securities) and during 2014, $52.0 million of investments were called or matured (including principal payments on CMO's and mortgage backed securities) compared to $276.7 million during 2010.  Mortgage backed securities and CMO's continue to be Premier's dominant investment in its portfolio, comprising nearly 86% of the fair value of the investment portfolio at December 31, 2016.

At December 31, 2016 the amount of investments totaled $288.6 million, up $33.1 million, or 13.0%, from the $255.5 million of investments at December 31, 2015.  The increase in investments is largely due to the $76.6 million of investments acquired via the acquisition of Bankshares.  Otherwise, total investments decreased $38.2 million, as a portion of the surplus funds from maturing investments or principal pay downs on mortgaged-backed investments were used to help fund the $42.3 million of loan growth during the year.  During 2016, Premier purchased approximately $44.8 million of investment securities, primarily mortgage-backed securities, which only partially offset the $82.3 million of investments that were called or matured (including principal payments on CMO's and mortgage backed securities) during the year.  At December 31, 2015 the amount of investments totaled $255.5 million, up $25.7 million, or 11.2%, from the $229.8 million of investments at December 31, 2014.  The increase in investments is largely in response an increase in surplus funds from the decrease in loans outstanding and an increase in repurchase agreements.  During 2015, Premier purchased approximately $95.6 million of investment securities, primarily mortgage-backed securities, which more than offset the $66.9 million of investments that were called or matured (including principal payments on CMO's and mortgage backed securities) during the year.

The following table presents a summary of the carrying values of investment securities.

FAIR VALUE OF SECURITIES AVAILABLE FOR SALE
(Dollars in thousands)
	As of December 31
	2016	2015	2014

U.S. government sponsored entity securities	$24,501	$10,429	$22,506
States and political subdivisions	16,662	7,568	10,276
Mortgage-backed securities issued by government sponsored entities	247,444	237,469	196,968
Total securities	$288,607	$255,466	$229,750

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
December 31, 2016

As sources of funds (deposits, federal funds purchased, and repurchase agreements with corporate customers) fluctuate, excess funds are initially invested in federal funds sold and other short-term investments. Based upon analyses of asset/liability repricing, interest rate forecasts, and liquidity requirements, funds are periodically reinvested in high-quality debt securities, which typically mature over a longer period of time. At the time of purchase, management determines whether the securities will be classified as trading, available-for-sale, or held-to-maturity. At December 31, 2016 all of Premier's investments were classified as available-for-sale and carried at fair value.  Additional information on the investment portfolio can be found in Note 4 to the consolidated financial statements.

As shown in the following Securities Maturity and Yield Analysis table, the average maturity period of the securities available-for-sale at December 31, 2016 was 4 years and 8 months. The table uses a weighted estimated average life method to report the average maturity of mortgage-backed securities, which includes the estimated effect of monthly payments and prepayments. The average maturity of the investment portfolio is managed at a level to maintain a proper matching with interest rate risk guidelines. Premier does not have any securities classified as trading or held-to-maturity and it has no plans to establish such classifications at the present time.

SECURITIES MATURITY AND YIELD ANALYSIS
December 31, 2016
(Dollars in thousands)
	Fair Value	Average Maturity (yrs/mos)	Taxable Equivalent Yield*
U.S. government sponsored entity securities
Within one year	$5,225		1.19%
After one but within five years	18,193
After five but within ten years	1,083		1.39
Total U.S. government sponsored entity securities	$24,501	2/3	1.38

States and political subdivisions
Within one year	3,082		4.13
After one but within five years	7,463		2.72
After five but within ten years	5,566		3.19
After ten years	551		2.54
Total states and political subdivisions securities	$16,662	4/3	3.14

Mortgage-backed securities**
Within one year	1,544		3.35
After one but within five years	218,516		2.30
After five but within ten years	27,384		1.92
Total mortgage-backed securities	$247,444	4/9	2.27

Total securities available-for-sale	$288,607	4/8	2.25

(*) Fully tax-equivalent using the rate of 35%
(**) Maturities for mortgage-backed securities are based on expected average life

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
December 31, 2016

Premier's average investment in federal funds sold and interest bearing bank balances decreased by 11.4% in 2016 compared to 2015.  This decrease follows a 10.5% increase in 2015 compared to 2014.  Averaging $64.2 million in 2016, federal funds sold and interest bearing bank balances decreased $8.3 million from an average balance of $72.8 million in 2015.  The decrease in 2016, also includes the impact of adding $4.4 million of average interest bearing bank balances from the acquisition of Bankshares, which only partially offset the $12.7 million decrease in the average balance of these assets from Premier's other operations.  The decrease reflects the utilization of some of these funds to satisfy loan growth and deposit withdrawals from Premier's other operations.  The increase in Premier's average federal funds sold and interest bearing bank balances in 2015 is largely the result of the decrease in the average balance of investments outstanding during the year, as maturing funds were held in these liquid assets to be used for new loan funding.  With the increase in loan payoffs in the third quarter of 2015, these liquid assets were used to fund additional investment portfolio purchases in the third and fourth quarters of 2015.  As shown in the Consolidated Average Balance Sheets and Net Interest Income Analysis above, on average, the yield on federal funds sold was only 0.12% in 2014, rose slightly to 0.13% in 2015, and then increased to average 0.44% in 2016, in accordance with the Federal Reserve's Board of Governors' policy to maintain the federal funds rate between 0.00% and 0.25% in 2014 and 2015 until their December 2015 meeting where they increased the rate to 0.50%.  To obtain higher yields on its most highly liquid funds Premier invests in interest-bearing bank balances, primarily with the Federal Reserve Bank, which yielded, on average, 0.31% in 2014 and 2015, far exceeding the yield on average federal funds sold.  In 2016, the average yield on interest-bearing bank balances increased to 0.69%, which included the impact of the late 2015 decision by the Federal Reserve's Board of Governors to increase interest rates but also includes the impact of the $4.4 million of average interest-bearing balance balances from the acquisition of Bankshares, which included time deposits with other banks which had an average yield of approximately 1.61% in 2016.

The average balance of federal funds sold decreased by $7.7 million in 2016 to $5.5 million, while average interest bearing bank balances decreased by $844,000 in 2016 to $58.7 million.  The majority of these interest bearing bank balances are held at Federal Reserve Banks.  Yields on federal funds sold rise and fall in direct correlation with interest rate changes made by the Federal Reserve Board in establishing national economic policy.  Investment security yields are based on a number of pricing factors, including but not limited to coupon rate, time to maturity and issuer credit quality.  Fluctuations in the amount of federal funds sold and other short-term investments reflect management's goal to maximize asset yields while maintaining proper asset/liability structure, as discussed in greater detail above and in other sections of this report.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
December 31, 2016

Funding Sources

The average rate paid on interest-bearing liabilities was 0.46% in 2016, down from the 0.48% paid in 2015, and the 0.52% paid in 2014.  As market interest rates have remained low and the competition for loans has reduced earning asset yields, Premier has been vigilant in keeping the rates paid on interest-bearing liabilities low but competitive within its various markets.  In 2016 Premier decreased the average rate paid on its deposits by only 2 basis points as market deposit rates remained fairly consistent throughout the year.  The average rate paid on certificates of deposit decreased the most, by 3 basis points to 0.76% in 2016, while the average rate paid on interest bearing NOW and money market deposits decreased by 1 basis point to 0.17%.  Contrary to this trend, the average rate paid on savings accounts increased by 10 basis points to 0.21% in 2016, largely due to the rates paid on the savings deposits obtained in the acquisition of Bankshares.  Premier began lowering these savings rates throughout the year but on a more gradual basis in an effort to retain as much of this low cost funding source as possible.  Premier was also able to lower the average rate paid on its short-term borrowings, reducing the average rate by 5 basis points to 0.17% during 2016.  The average rate paid on Premier's other borrowings decreased by 17 basis points, largely due to refinancing the total borrowings outstanding at the parent company in August 2015, which not only reduced the rate paid on approximately half of the outstanding borrowings, but also converted the floating rate borrowings to a fixed rate for 60 months.  The average rate paid on the FHLB borrowings assumed in the acquisition of Bankshares was 6.33% in 2016, which included minor amounts of prepayment penalties.  All five advances were prepaid in 2016 in an effort to reduce future interest expense on these high coupon rate, long maturity period advances.  The average rate paid on the subordinated debt assumed in the acquisition of Bankshares was 4.94% in 2016.  The interest rate paid on the subordinated debt adjusts quarterly in conjunction with the three month London Interbank Offered Rate (LIBOR) plus 2.95%, which steadily increased during 2016 as short-term interest rates increased.  The stated interest rate on the subordinated debt was 3.832% at December 31, 2016.  The difference between the stated interest rate and the average rate expensed by Premier is a result of a lower carrying value of the debt due to the remaining unamortized fair value adjustment recorded as a result of the acquisition of Bankshares on January 15, 2016.  Reported interest expense on the subordinated debt includes the periodic amortization of the fair value adjustment.  The net result on all interest-bearing liabilities was to decrease the average rate paid by 2 basis points to 0.46% in 2016, down from the 0.48% paid in 2015.

 The 4 basis point decrease in the rate paid on interest-bearing liabilities in 2015 was primarily the result of a 5 basis point decrease in the average rate paid on certificates of deposit and other time deposits, which made up 41.3% of total average interest bearing liabilities in 2015.  The average rate paid on other deposit types remained unchanged in 2015; however the average rate paid on short-term borrowings, primarily repurchase agreements with deposit customers, decreased by 3 basis points in 2015 compared to the average rate paid in 2014.  In 2015, the average rate paid on other borrowings decreased by 8 basis points to 4.29% from the 4.37% average rate paid in 2014, as Premier refinanced its floating rate other borrowings to a lower fixed rate of 4.00% for 60 months.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
December 31, 2016

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

Due to alternative sources of investment and an ever increasing sophistication of customers in funds management techniques to maximize return on their money, competition for funds is increasingly more intense every year.  Competition has been and will continue to be further intensified as the Federal Reserve Board of Governors increases its targeted federal funds rate, now at 0.75%, thereby increasing short-term interest rates.  Other financial institutions that compete in local markets with Premier that have a need to increase liquidity offer special above market rate deposit products to attract additional funds.  Premier's banks periodically offer special rate products to retain their deposit base or attract additional deposits.

Premier's deposits, on average, increased by $179.6 million, or 16.5%, in 2016 following a $33.8 million, or 3.2%, increase in 2015 from 2014 average deposits.  The increase in 2016 is largely due to the acquisition of Bankshares, which added approximately $190.9 million in average deposits during 2016.   Otherwise, average deposits decreased by $11.3 million, or 1.0%, in 2016.  In 2016 average certificates of deposit increased by $16.1 million, or 4.6%, largely due to $43.8 million of average CD's assumed in the acquisition of Bankshares.  Otherwise, average certificates of deposit decreased by $27.7 million, or 7.9%, as customers continue to retain their maturing certificate of deposit funds in interest bearing transaction accounts rather than extend their deposit maturities at current low certificate of deposit rates.  Additionally average NOW and money market deposits increased by $60.7 million, or 20.2%, largely due to the $60.9 million of average NOW and money market deposits assumed in the acquisition of Bankshares.  Otherwise, average NOW and money market deposits decreased by $189,000.  Average savings deposits also increased by $64.6 million, or 38.4%, largely due to the $60.4 million acquired from the acquisition of Bankshares.  Otherwise, average savings deposits increased by $4.2 million, or 2.5%.  Lastly, average non-interest bearing deposits increased by $38.2 million, or 14.3%, in 2016 largely due to the $25.8 million of average non-interest bearing deposits assumed in the acquisition of Bankshares.  The remaining $12.4 million, or 4.6%, increase is from normal operations and increases in Premier's customer activity.

The increase in 2015 is due in part to the full year inclusion of the deposits added from the purchase of Gassaway.  Otherwise, average deposits increased as a result of an increase in NOW, savings and non-interest bearing deposits partially offset by a decrease in certificates of deposit.  In 2015 average certificates of deposit decreased by $10.1 million, or 2.8%, as customers retained their maturing certificate of deposit funds in interest bearing transaction accounts, in anticipation of rates increasing with the much talked about increase in prime rate by the Federal Reserve Board of Governors.  Consequently, offsetting the decrease in average CD's and other time deposits in 2015 was a $9.8 million, or 3.4%, increase in average NOW and money market deposits, a $11.8 million, or 7.5%, increase in average savings deposits and a $22.2 million, or 9.1%, increase in non-interest bearing deposits, all of which typically pay lower rates of interest than certificates of deposit but have an immediate balance availability to the customer.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
December 31, 2016

Non-interest bearing deposits are more susceptible to withdrawal and therefore may provide challenges to maintaining adequate liquidity. (See the additional discussion on liquidity below.)  Most customers are still keeping their maturity choices short in order to take advantage of possible higher interest rates in the future.  While offering some "special" certificate of deposit rates to remain competitive, Premier continues to focus on building its base of customer relationships by offering more convenient electronic banking products to its non-interest bearing deposit customers.

The following table provides information on the maturities of time deposits of $100,000 or more at December 31, 2016.

MATURITY OF TIME DEPOSITS $100,000 OR MORE
December 31, 2016
(Dollars in thousands)
Maturing 3 months or less	$31,931
Maturing over 3 months	25,238
Maturing over 6 months	53,464
Maturing over 12 months	68,417
Total	$179,050

Other funding sources for Premier include short and long-term borrowings. Premier's short-term borrowings primarily consist of securities sold under agreements to repurchase with commercial, public entity and tax exempt organization customers.  These are short-term non-FDIC insured deposit-like products that are secured by the pledging of investment securities in Premier's investment portfolio or by purchasing insurance through the Federal Home Loan Bank (FHLB).  Also included in short-term borrowings are federal funds purchased from other banks, borrowings from the FHLB with an original maturity of less than one year and borrowings from the Federal Reserve Bank (FRB) discount window. These short-term borrowings fluctuate depending on near term funding needs and as part of Premier's management of its asset/liability mix.  In 2016, average short-term borrowings increased by $9.4 million, or 55.2%, partially due to $2.5 million of average short-term borrowings assumed in the acquisition of Bankshares.  Otherwise, short-term borrowings increased $6.9 million, or 40.8%, largely due to a $5.2 million, or 30.7%, increase in average customer repurchase agreements and approximately $1.6 million of average short-term FHLB advances during the year. In 2015 average short-term borrowings increased by $3.3 million, or 23.9%, largely due to an increase in customer repurchase agreements, primarily in Premier's Kentucky market.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
December 31, 2016

Long-term borrowings consist of FHLB borrowings by Premier's Affiliate Banks and other borrowings by the parent holding company or the Banks.  Premier assumed five long-term FHLB advances to First National Bank in the acquisition of Bankshares.  While the borrowings were adjusted to fair value based upon the remaining maturity of the advances, the relatively high interest rate compared to other sources of funding prompted management to prepay all five advances during 2016, incurring minor amounts of prepayment penalties.  The average rate paid on the FHLB borrowings assumed in the acquisition of Bankshares was 6.33% in 2016.  Premier had no other long-term FHLB borrowings in 2014, 2015, or 2016.  Premier uses fixed rate FHLB advances from time-to-time to fund certain residential and commercial loans as well to maximize investment opportunities as part of its interest rate risk management.

Other borrowings consist of an $8.6 million long-term borrowing at the parent company and a $259,000 long-term borrowing initiated by Gassaway and assumed by Premier Bank in the Gassaway purchase.  The borrowing by Gassaway was for the purchase of its Flatwoods branch site location under a seller financed note bearing a fixed interest rate of 5.62% with monthly payments of $4,000, including principal and interest, and a $249,000 balloon payment at maturity on May 9, 2017.  On August 26, 2015, the Company executed and delivered to First Guaranty Bank a Promissory Note and Business Loan Agreement for the principal amount of $12.0 million, bearing interest at a fixed rate of 4.00% per annum and requiring 59 monthly principal payments of $143,000 plus accrued interest and one final principal and interest payment of approximately $3.6 million due on August 26, 2020.  The Promissory Note is secured by the pledge of 25% of Premier's interest in Premier Bank, Inc. (a wholly owned subsidiary) under a Commercial Pledge Agreement dated August 26, 2015.  The proceeds of this note were used to refinance a variable rate $4.5 million balance plus accrued interest due under Premier's previous Promissory Note to First Guaranty  Bank, bearing a then current minimum interest rate of 4.00% per annum; pay off the remaining $5.4 million balance plus accrued interest due to Bankers' Bank of Kentucky ("Bankers' Bank") under a variable interest rate Term Note dated September 8, 2010, bearing a then current minimum interest rate of 4.50% per annum; and to pay the remaining $2.0 million balance plus accrued interest due on Premier's $5.0 million Line of Credit with Bankers' Bank, bearing a then current minimum interest rate of 4.50% per annum.  The lower rate on the new borrowing helped to reduce the average rate paid on other borrowings by 17 basis points to 4.12% in 2016 and by 8 basis points to 4.29% in 2015.

In an effort to reduce the interest costs on its other borrowed funds, Premier has been making additional principal payments on these borrowed funds on a regular basis.  As a result, the average balance of other borrowings decreased by $2.3 million, or 15.3%, in 2014.  In 2015, Premier borrowed $4.0 million on its line of credit with the Bankers' Bank to facilitate the purchase of the Warrant from the U.S. Treasury (see Note 24 to the Financial Statements).  Premier repaid $2.0 million of this borrowing out of its operating funds but refinanced the remaining $2.0 million along with the $12.0 million borrowing from First Guaranty Bank described above.  The additional borrowing partially offset loan principal payments made during 2015, reducing the average balance of other borrowings by only $1.0 million, or 7.7% in 2015.   In 2016, the monthly principal payments, including payments of additional principal, reduced the average balance of other borrowings by $1.8 million, or 15.3%.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
December 31, 2016

Premier also maintains lines of credit with both First Guaranty Bank ($3.0 million) and Bankers' Bank ($5.0 million) for unforeseen funding needs that may occur.   The lines of credit are secured and covered by each lender's Commercial Pledge Agreements, respectively.  Premier borrowed $1.0 million in November 2014 on the line of credit with First Guaranty Bank to facilitate the redemption of the final $5.0 million of the Company's Series A Preferred Stock.  The $1.0 million borrowing was repaid in December 2014.  As discussed above, Premier borrowed $4.0 million on its line of credit with Bankers' Bank to facilitate the purchase of the Warrant in May 2015.  The $4.0 million borrowing was repaid during 2015 using $2.0 million of operating funds and refinancing the remaining $2.0 million in the First Guaranty Bank loan in August 2015.  Premier did not draw on these lines of credit in 2016.  For more information on other borrowings, see Note 12 to the consolidated financial statements.

On May 13, 2010, Premier entered into a six-year data processing agreement with Fidelity Information Systems ("FIS").  The agreement covers Premier's core data processing, item processing, internet banking services, network services, customer authentication services and electronic funds transfer services and began in November 2011 upon the expiration of Premier's contracts with its previous providers.  Premier and FIS scheduled individual bank conversions beginning in May 2011 and continued throughout the third quarter of 2011.  Based upon the average billings for services rendered during the last three months of 2016, the estimated payments to FIS for these services under the remainder of the existing contracts will be approximately $3.5 million in 2017. Actual results may vary depending upon the number and type of accounts actually processed and future customer activity including additional customers via any other acquisitions.  Premier and FIS are currently negotiating updated terms of a data processing contract and have reached agreement in principle on the substantive terms and pricing of a contract extention.

In addition to the leasing the Company's headquarters in Huntington, West Virginia, the Washington Division main office and branch locations of Premier Bank in and around the Washington DC metro area are all leased under various non-cancelable operating leases. The Affiliate Banks also lease branch facilities in Hot Springs, Virginia; West Hamlin, Rock Cave and Burnsville, West Virginia; and Vanceburg, Kentucky. These non-cancelable operating leases are subject to renewal options under various terms. Some leases provide for periodic rate adjustments based on cost-of-living index changes.  The leases have terms ranging from 2017 through 2024.  Future minimum payments under the operating leases are included in the table below.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
December 31, 2016

PAYMENTS DUE ON CONTRACTUAL OBLIGATIONS
December 31, 2016
(Dollars in thousands)
	Total	Less than one year	1-3 years	3-5 years	More than five years

Total deposits	$1,279,386	$1,145,655	$89,636	$44,095	$-
Repurchase agreements	23,820	23,820	-	-	-
Other borrowed funds	8,859	1,975	3,432	3,452	-
Subordinated debentures *	6,186	-	-	-	6,186
Operating lease obligations	3,811	980	713	469	1,649
Data and item processing contracts**	3,528	3,528	-	-	-
Total	$1,325,590	$1,175,958	$93,781	$48,016	$7,835
* The contractual obligation of the subordinated debenture differs from the carrying value on the balance sheet at December 31, 2016 due to the remaining unamortized fair value adjustment recorded as a result of the acquisition of Bankshares on January 15, 2016.
** Data and item processing contractual obligations are estimated using the average billing for the last three months of 2016.

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

The earnings simulation model uses assumptions, maturity patterns, and reinvestment rates provided by Premier and forecasts the effect of instantaneous movements in interest rates from 100 (1.00%) and 400 (4.00%) basis points, but never below zero.  The most recent earnings simulation model using the most likely interest rate forecast projects that net interest income would increase by approximately 2.2% over the projected stable rate net interest income if interest rates rise by 100 basis points over the next year. Conversely, the simulation projects an approximate 2.7% decrease in net interest income if interest rates fall by 100 basis points over the next year. Within the same time frame, but assuming a 200 basis point movement in interest rates, the simulation projects that net interest income would increase by 4.1% over the projected stable rate net interest income in a rising rate scenario and would decrease by 3.9% in a falling rate scenario.  Under both the 100 and 200 basis point simulations, the percentage changes in net interest income are within Premier's ALCO guidelines.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
December 31, 2016

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

The following table presents summary information about the simulation model's interest rate risk measures and results.

	Year-end 2016	Year-end 2015	ALCO Guidelines

Projected 1-year net interest income
-100 bp change vs. base rate	-2.7%	-1.4%	5%
+100 bp change vs. base rate	2.2%	1.1%	5%
Projected 1-year net interest income
-200 bp change vs. base rate	-3.9%	-2.5%	10%
+200 bp change vs. base rate	4.1%	2.6%	10%

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

Premier generated $18.0 million of cash from operations in 2016, which compares to $16.8 million in 2015 and $18.5 million in 2014.  Total cash from operations along with proceeds from the sale and maturity of securities and the repayment of loans were used to purchase securities, satisfy deposit withdrawals, fund new loans and reduce outstanding debt during all three years.  In 2014, $28.0 million of additional cash was generated from investing activities, primarily due to the $41.0 million of cash and cash equivalents received as a result of the purchase of Gassaway, net of the $20.3 million purchase price.  The remaining net $13.0 million of cash used in investing activities was used primarily to fund new loans, purchase securities, and purchase premises and equipment.  These activities were partially offset by cash proceeds from the sale of OREO and cash received from maturities, calls and sales of investment securities.  In 2015, $472,000 of cash

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
December 31, 2016

was used in investing activities, primarily as $66.9 million of cash generated from maturities and calls of investment securities, $24.6 million of cash generated from the repayment of loans outstanding and $4.7 million in proceeds from the sale of OREO were used to purchase $95.6 million of investment securities.   In 2016, $9.1 million of additional cash was generated from investing activities, as $82.3 million of cash generated from maturities and calls of investment securities, $1.6 million in proceeds from the sale of OREO, $2.1 million from maturity of time deposits with other banks and $11.9 million of cash and cash equivalents received as a result of the acquisition of Bankshares, were used, in part, to fund $43.9 million of new loans and purchase $44.8 million of debt securities for the investment portfolio.

In 2016, Premier used the $18.0 million of cash from operations, the $9.1 million of additional cash generated from investing activities and $14.0 million of cash received from an increase in deposit balances to pay $2.4 million in principal on other borrowings, fully repay the $1.3 million of long-term FHLB advances assumed in the acquisition First National, and pay $5.9 million of common stock dividends.  Also in 2016, Premier received $751,000 from the exercise of employee stock options and retained $32.2 million of net cash generated from all activities.  In 2015, Premier used the $16.8 million of cash from operations, less the $472,000 of cash used in investing activities, $6.1 million received from increases in repurchase agreements, $4.0 million borrowed on its line of credit and $222,000 received from the exercise of employee stock options to satisfy $14.8 million of deposit withdrawals, pay $4.6 million of common stock dividends and purchase the common stock warrant from the U.S. Treasury for approximately $5.7 million.  Also in 2015, Premier paid $4.5 million in principal payments on other borrowed funds and refinanced $11.9 million of debt outstanding.  In 2014, Premier used the $18.5 million of cash from operations, the $28.0 million of additional cash generated from investing activities, $4.3 million received from increases in repurchase agreements and $731,000 received from the exercise of employee stock options to satisfy $33.0 million of deposit withdrawals, pay $2.4 million in principal on other borrowings, pay $4.9 million of common stock dividends, and pay $553,000 of preferred stock dividends.  Also in 2014, Premier redeemed the final 12,000 shares of its Series A Preferred Stock at the face value of $1,000 per share.  The net result of all activity in 2014 was to reduce cash and cash equivalents by $1.4 million.

At December 31, 2016, the parent company had $6.7 million in cash held with its subsidiary banks.  This balance, along with cash dividends expected to be received from its subsidiaries, is sufficient to cover the operating costs of the parent, service its existing debt and pay dividends to common shareholders.  During 2016, the parent company generated $9.0 million of cash from operations, received $25,000 from the acquisition of Bankshares' parent company, and received $751,000 from the exercise of employee stock options.  The proceeds were used to pay $2.4 million in principal payments on long-term borrowings, fund $5.9 million of dividends paid to common shareholders, and make additional fixed asset purchases.  During 2015, the parent company generated $11.9 million of cash from operations, borrowed $4.0 million on its line of credit, borrowed $11.9 million to refinance its outstanding borrowings at a fixed rate and received $222,000 from the exercise of employee stock options.  These proceeds were used to purchase the common stock warrant for $5.7 million, repay $2.4 million in principal payments on long-term borrowings, pay down the line of credit by $2.0 million, refinance $11.9 million of

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
December 31, 2016

floating rate borrowings outstanding, fund $4.6 million of dividends paid to common shareholders, and make additional fixed asset purchases.  During 2014, the parent company generated $13.5 million of cash from operations, received $947,000 from the sales of other real estate owned, and received $731,000 from the exercise of employee stock options.  The proceeds were used to pay $2.4 million in principal payments on long-term borrowings, fund $553,000 of dividends paid on the Series A Preferred Stock, fund $4.9 million of dividends paid to common shareholders, and make additional fixed asset purchases.  Also in 2014, the parent company redeemed the final 12,000 shares of its Series A Preferred Stock at the face value of $1,000 per share.

Capital Resources

Premier's consolidated average equity-to-asset ratio increased to 11.78% during 2016, an increase from the 11.67% ratio during 2015 but lower than the 12.29% average equity-to-asset ratio in 2014.  The ratios for all three years are considered adequate for a bank holding company of Premier's size and complexity.  The increase in 2016 was largely the result of a slightly higher increase in average equity compared to the increase in average assets during the year.  The increase in average assets was largely due to the acquisition of Bankshares in January 2016 as well as asset growth from internal operations.  Average equity increased in 2016 from the retention of $6.2 million of 2016 net income and the issuance of $22.0 million of equity in the acquisition of Bankshares.  The decrease in 2015 was the result of an increase in average assets for the year along with a decrease in average equity.  The increase in average assets was largely due to the full year inclusion of assets from the purchase of Gassaway compared to only the nine months in 2014 since the April 4, 2014 acquisition date.  Average equity decreased in 2015, largely due to the full redemption of Premier's Series A Preferred Stock in 2014, which had added approximately $9.4 million of average equity during 2014.  Also reducing average equity during 2015 was the purchase of the common stock Warrant issued to the U.S. Treasury as part of participation in the TARP program.  Premier purchased the Warrant for $5,675,000 on May 6, 2015, which reduced average equity by approximately $3.7 million in 2015.  Partially offsetting these two decreases in average equity was the generation of $7.9 million of retained net income.  The decrease in the average equity-to-asset ratio in 2014 was the result of the increase in average assets from the purchase of Gassaway without a corresponding increase in average equity.  The Bank of Gassaway was purchased for $20.3 million in cash and no equity was issued to complete the transaction.  Average equity did increase in 2014, primarily from the generation of $7.7 million of retained net income.  The redemption of the final $12.0 million of Premier's Series A Preferred Stock occurred in two stages with $7.0 million redeemed on September 26, 2014 and the final $5.0 million redeemed on November 14, 2014.  The Series A Preferred Stock contributed approximately $9.4 million to average equity in 2014.

The Federal Reserve's risk-based capital guidelines and leverage ratio measure the capital adequacy of banking institutions. The risk-based capital guidelines weight balance sheet assets and off-balance sheet commitments by prescribed factors relative to credit risk, thus eliminating disincentives for holding low risk assets and requiring more capital for holding higher risk assets.  At year-end 2016, Premier's total regulatory capital to risk adjusted asset ratio was 14.95%,

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
December 31, 2016

compared to 14.70% at December 31, 2015 and 14.57% at December 31, 2014.  All three of these ratios are well above the minimum level of 8.0% prescribed for bank holding companies of Premier's size.  The total regulatory capital to risk adjusted asset ratio increase slightly in 2016 as a 26.9% increase in total regulatory capital exceeded the 23.7% increase in risk-weighted assets at the end of 2016.  The total regulatory capital to risk adjusted asset ratio increased in 2015 as a 2.9% increase in total regulatory capital exceeded the 2.0% increase in risk-weighted assets at the end of 2015.

The leverage ratio is a measure of total tangible equity to total tangible assets, net of any related deferred taxes as permitted.  Premier's leverage ratio at December 31, 2016 was 10.11%, compared to 9.40% at December 31, 2015 and 9.09% at December 31, 2014.  All three of these ratios are above the 4.0% to 5.0% ratios recommended by the Federal Reserve.  The leverage ratio increased at December 31, 2016 largely due to a 20.9% increase in total tangible equity plus the inclusion of $6.0 million of qualifying subordinated debentures in the Company's regulatory Tier 1 Capital calculation at December 31, 2016.  These percentage increases in Tier 1 Capital exceed the 20.5% increase in total tangible assets at December 31, 2016 compared to year-end 2015.  The leverage ratio increased at December 31, 2015 largely due to a 2.9% increase in total tangible equity versus a 0.2% increase in total tangible assets.  Premier's capital ratios are the direct result of management's desire to maintain a strong capital position.  This strong capital position tends to have a dampening effect on the key performance ratio Return on Average Equity (ROE) due to the higher level of capital maintained.  Additional information on Premier's capital ratios and the capital ratios of its banks may be found in Note 21 to the consolidated financial statements.

Beginning January 1, 2015, the standard for minimum regulatory Tier I risk-based capital ratio the Affiliate Banks must maintain in order to be considered well capitalized under the regulatory framework for prompt corrective action increased from 6.00% to 8.00%.  As shown in the table in Note 21 to the consolidated financial statements regarding stockholders' equity, the Tier 1 risk-based capital ratios of the Affiliate Banks at December 31, 2016 and 2015 exceed the new standard.  Also beginning January 1, 2015, a new measure of capital adequacy has been added for the Affiliate Banks to be considered well capitalized.  The Common Equity Tier 1 Risk-based Capital Ratio, or CET1 Ratio, restricts the capital to be included in the ratio to common stockholders' equity and requires a minimum ratio of 6.50% of risk-weighted assets for a bank to be considered well capitalized under the regulatory framework for prompt corrective action.  The regulatory Tier 1 capital of the Affiliate Banks at December 31, 2016 and 2015 are 100% common stockholders' equity and therefore there was no adverse impact from the implementation of the new capital ratio.  The regulatory Tier 1 capital of Premier was also 100% common stockholders' equity at December 31, 2015.  However, as part of the acquisition of Bankshares, Premier assumed $6,186,000 of junior subordinated debentures ("Debentures") issued to FNB Capital Trust One ("Trust"), a statutory business trust formed by Bankshares on February 26, 2004.  The Debentures were issued to Trust in exchange for ownership of all of the common equity of Trust and the proceeds of mandatorily redeemable securities sold by Trust to third party investors ("Capital Securities").  The Debentures held by Trust may be included in the Tier 1 capital of Premier (with certain limitations applicable) under current regulatory guidelines and interpretations.  At December 31, 2016, Premier's Tier 1 capital included $6.0 million of the Debentures.  The $6.0 million of qualifying Tier 1 capital is excluded from Premier's CET1 Ratio as it is not consider a part of the Company's common stockholders' equity.  However, as shown in the table below, Premier's CET1 ratio at December 31, 2016 was 13.40%, well in excess of the 6.50% required to be considered well-capitalized.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
December 31, 2016

Beginning January 1, 2016 an additional capital conservation buffer has been added to the minimum regulatory capital ratios under the regulatory framework for prompt corrective action.  The capital conservation buffer will be measured as a percentage of risk weighted assets and will be phased-in over a four year period from 2016 thru 2019.  When fully implemented, the capital conservation buffer requirement will be 2.50% of risk weighted assets over and above the regulatory minimum capital ratios for Tier 1 Capital to risk weighted assets, Total Capital to risk weighted assets and Common Equity Tier 1 Capital (CET1) to risk weighted assets.  The consequences of not meeting the capital conservation buffer thresholds include restrictions on the payment of dividends, restrictions on the payment of discretionary bonuses, and restrictions on the repurchase of common shares by the Company.  As shown in the table in Note 21 to the consolidated financial statements regarding stockholders' equity, the capital ratios of the Affiliate Banks and the Company already exceed the new minimum capital ratios plus the fully phased-in 2.50% capital buffer requiring a CET1 Capital to risk-weighted asset ratio of at least 7.00%, a Tier 1 Capital to risk weighted assets ratio of at least 8.50% and a Total Capital to risk weighted assets ratio of at least 10.50%.  At December 31, 2016, the Company's capital conservation buffer was 6.95%, well in excess of the 0.625% required.

Additional information on the capital position of Premier is included in the following table.

SELECTED CAPITAL INFORMATION
(Dollars in thousands)
	As of December 31
	2016	2015	Change

Stockholders' Equity	$174,184	$147,232	$26,952
Disallowed amounts of goodwill and other intangibles	(33,442)	(30,218)	(3,224)
Deferred tax assets from NOL and tax credit carryforwards	(640)	(376)	(264)
Unrealized (gain) loss on securities available for sale	1,922	(321)	2,243
Common Equity Tier 1 capital	$142,024	$116,317	$25,707

Deferred tax assets from NOL and tax credit carryforwards	(427)	-	(427)
Qualifying subordinated debt	6,000	-	6,000
Tier 1 capital	$147,597	$116,317	$31,280

Tier 2 capital adjustments
Allowable amount of the allowance for loan losses	10,836	9,647
Total capital	$158,433	$125,964

Total risk-weighted assets	$1,059,734	$857,033

Ratios
CET1 capital to risk-weighted assets	13.40%	13.57%
Tier 1 capital to risk-weighted assets	13.93%	13.57%
Total capital to risk-weighted assets	14.95%	14.70%
Leverage	10.11%	9.40%
Capital conservation buffer	6.95%	n/a

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
December 31, 2016

The primary source of funds for dividends paid by Premier is the dividends received from its subsidiary banks. Banking regulations limit the amount of dividends that may be paid without prior approval of the regulatory agencies. Under these regulations, the amount of dividends that may be paid without prior approval in any calendar year is limited to the current year's net profits, as defined, combined with the retained net profits of the preceding two years, subject to regulatory capital requirements and additional restrictions more fully described in Note 21 to the consolidated financial statements.  During 2017, the Affiliate Banks could, without prior approval, declare and pay to Premier dividends of approximately $4.1 million plus any 2017 net profits retained through the date of declaration.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
December 31, 2016

INCOME STATEMENT ANALYSIS

Net Interest Income

Net interest income, the amount by which interest generated from earning assets exceeds the expense associated with funding those assets, is Premier's most significant component of earnings.  Net interest income on a fully tax-equivalent basis was $54.1 million in 2016, an 11.3% increase over the $48.7 million earned in 2015, which was virtually unchanged from the $48.7 million earned in 2014.  When net interest income is presented on a fully tax-equivalent basis, interest income from tax-exempt earning assets is increased by the amount equivalent to the federal income taxes which would have been paid if this income were taxable at the statutory federal tax rate.  In 2016 the statutory tax rate was 35% for companies of Premier's size, compared to 34% for 2015 and 2014.  The increase in net interest income in 2016 is primarily the result of the $6.2 million of net interest income generated by the operations of Bankshares, which was acquired on January 15, 2016.  Otherwise, net interest income decreased by $756,000 from Premier's other operations as a decrease in interest income on loans and investments was partially offset by an increase in other interest income and a decrease in interest expense.  Net interest income was virtually unchanged in 2015 compared to 2014 as a combined decrease in interest income on loans and investments was nearly offset by a decrease in interest expense on deposits and borrowings.

As shown in the Rate Volume Analysis table below, in 2016, net interest income increased as an increase in interest earned on loans, investments and deposits with bank more than offset an increase in interest expense deposits, FHLB borrowings and subordinated debt.  Interest income on loans increased primarily as a result of a higher average volume of loans outstanding in 2016 resulting largely from the acquisition of Bankshares, but also due to internal loan growth as discussed previously.  The increase was partially offset by a decrease in the average yield earned on loans compared to the yield earned during 2015.  The net result was a $5.1 million increase in interest income on loans when compared to 2015, of which $6.3 million can be attributed to loans acquired from the acquisition of Bankshares.  The increase in interest income on loans resulting from internal loan growth was more than offset by a decrease in the average yield on the portfolio resulting from lower yields on loan originations and renewals, interest income reversed as a result of placing loans on non-accrual in 2016 and a $513,000 decrease in the amount of deferred interest collected and recognized in interest income on non-accrual loans that fully repaid in 2016 versus the amount recognized on the repayment of non-accrual loans in 2015.  Interest income on investments increased in 2016, primarily as a result of the increase in investment portfolio resulting from the acquisition of Bankshares.  Partially offsetting this increase was a decrease in investment income from a lower average yield earned on the portfolio of securities in 2016.  The acquisition of Bankshares added approximately $76.6 million of average investments in 2016.  However, the overall yield decreased by 31 basis points largely due to the lower average yield of the Bankshares investment portfolio and lower reinvestment rates on maturing securities during 2016.  The combined result was a $716,000 decrease in interest income on investments when compared to 2015.  Interest income on deposits with banks increased by $221,000 in 2016, largely due to an increase in yields earned on these highly liquid funds in 2016 primarily as a result of Federal Reserve Board of Governors decision to increase the federal

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
December 31, 2016

funds target rate by 25 basis points in December 2015.  Also, as shown in the table below, interest expense on deposits increased in total by $402,000 in 2016, largely due to the increase in average balance deposits resulting from the acquisition of Bankshares, but also due to an increase in the rate paid on savings deposits, also resulting from the savings deposits assumed in the acquisition of Bankshares.  The $402,000 increase in interest expense on deposits includes $733,000 of additional interest expense on deposits from the acquisition of Bankshares.  Excluding the interest on the deposits from the acquisition of Bankshares, interest expense on deposits would have decreased by $331,000, or 9.5%, from 2015.  Interest expense increased by $125,000 as a result of a higher average volume of certificates of deposit in 2016 which was largely due to the volume of certificates of deposits from the acquisition of Bankshares.  However, interest expense decreased by $108,000 due to a lower overall average rate paid on those deposits in 2016.  Interest expense on NOW and money market accounts increased by $102,000 as a result of a higher volume of these deposits which was, again, partially offset by a $29,000 decrease in interest expense due to a slightly lower average rate paid on those deposits in 2016.  Interest expense on savings accounts increased by $87,000 as a result of a higher volume of deposits outstanding; furthermore, due to a higher average rate paid on those deposits in 2016, interest expense increased by $225,000.  The increase in these average balances was mainly due to the deposits assumed from the acquisition of Bankshares.  Interest expense on short-term borrowings increased slightly as an increase in interest expense resulting from a higher volume of these borrowings in 2016 was partially offset by interest savings from a lower average rate paid.  Premier also incurred additional interest expense in 2016 as a result of assuming approximately $1.4 million of long-term FHLB borrowings and $6.2 million of subordinated debt from the acquisition of Bankshares.  The five individual FHLB borrowings were prepaid by Premier during 2016, which included minor amounts of prepayment penalties also recognized as interest expense during the year.  The subordinated debt was issued to FNB Capital Trust One ("Trust"), a statutory business trust formed by Bankshares on February 26, 2004.  The debentures held by Trust may be included in the Tier 1 capital of Premier (with certain limitations applicable) but not in Premier's CET1 capital under current regulatory guidelines and interpretations.  Premier incurred $256,000 of additional interest expense, including monthly amortization of the fair market value purchase adjustment, as a result of retaining the subordinated debt.  Lastly, Premier realized $95,000 of interest expense savings on other borrowed funds, largely due to principal reductions during the year but also due to a lower average rate paid in 2016 resulting from refinancing the borrowings in August 2015.  The combined effect of the increase in interest income partially offset by the increase in interest expense was to increase fully tax-equivalent net interest income by $5.5 million in 2016.

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

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
December 31, 2016

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

RATE VOLUME ANALYSIS OF CHANGES IN NET INTEREST INCOME
(Dollars in thousands on a tax equivalent basis)
	2016 vs 2015			2015 vs 2014
	Increase (decrease) due to change in			Increase (decrease) due to change in
	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest income*:
Loans	$7,227	$(2,081)	$5,146	$2,538	$(2,353)	$185
Investment securities	1,520	(804)	716	(408)	(113)	(521)
Federal funds sold	(15)	22	7	3	1	4
Deposits with banks	(3)	224	221	14	-	14
Total interest income	$8,729	$(2,639)	$6,090	$2,147	$(2,465)	$(318)

Interest expense:
Deposits
NOW and money market	$102	$(29)	$73	$17	$(6)	$11
Savings	87	225	312	13	(11)	2
Certificates of deposit	125	(108)	17	(84)	(185)	(269)
Short-term borrowings	17	(11)	6	8	(4)	4
Other borrowings	(76)	(19)	(95)	(43)	(10)	(53)
FHLB borrowings	43	-	43	-	-	-
Subordinated debt	256	-	256		-	-
Total interest expense	$554	$58	$612	$(89)	$(216)	$(305)
Net interest income*	$8,175	$(2,697)	$5,478	$2,236	$(2,249)	$(13)

(*) Fully taxable equivalent using the rate of 35% for 2016 and 34% for 2015 and 2014 Note – Changes to rate/volume are allocated to both rate and volume on a proportional dollar basis

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
December 31, 2016

While net interest income dollars increased in 2016, Premier's net interest margin decreased as the yields on earnings assets decreased more than the decrease in rates paid on interest bearing liabilities.  In 2016, the average yield on Premier's loan portfolio decreased 23 basis points to 5.23% from the 5.46% earned in 2015.  Likewise, the average yield earned on the investment portfolio in 2016 decreased by 31 basis points to 1.91%.   However, due to increases in short-term interest rates, the average yield earned on federal funds sold increased by 31 basis points and the yield earned on interest-bearing deposits with other banks increased by 38 basis points.  The net result on all earning assets was to decrease the average yield by 22 basis points to 4.27% in 2016, down from the 4.49% earned in 2015.  In 2016 Premier decreased the average rate paid on its deposits by only 2 basis points as market deposit rates remained fairly consistent throughout the year as the competition for funds increased due to the rise in short-term interest rates.  The average rate paid on certificates of deposit decreased the most, at 3 basis points to 0.76% in 2016, while the average rate paid on interest bearing NOW and money market decreased by 1 basis point to 0.17%.  Contrary to this trend, the average rate paid on savings accounts increased by 10 basis points to 0.21% in 2016, largely due to the rates paid on the savings deposits obtained in the acquisition of Bankshares.  Premier began lowering these savings rates throughout the year but on a more gradual basis in an effort to retain as much of this low cost funding source as possible.  Premier was also able to lower the average rate paid on its short-term borrowings, reducing the average rate by 5 basis points to 0.17% during 2016.  The average rate paid on Premier's other borrowings decreased by 17 basis points, largely due to refinancing the total borrowings outstanding at the parent company in August 2015, which not only reduced the rate paid on approximately half of the outstanding borrowings, but also converted the floating rate borrowings to a fixed rate for 60 months.  The average rate paid on the FHLB borrowings assumed in the acquisition of Bankshares was 6.33% in 2016, which included minor amounts of prepayment penalties.  All five advances were prepaid in 2016 in an effort to reduce future interest expense on these high coupon rate, long maturity period advances.  The average rate paid on the subordinated debt assumed in the acquisition of Bankshares was 4.94% in 2016.  The interest rate paid on the subordinated debt adjusts quarterly in conjunction with the three month London Interbank Offered Rate (LIBOR) plus 2.95%, which steadily increased during 2016 as short-term interest rates increased.  The stated interest rate on the subordinated debt was 3.832% at December 31, 2016.  The difference between the stated interest rate and the average rate expensed by Premier is a result of a lower carrying value of the debt due to the remaining unamortized fair value adjustment recorded as a result of the acquisition of Bankshares on January 15, 2016.  Reported interest expense on the subordinated debt includes the periodic amortization of the fair value adjustment.  The net result on all interest-bearing liabilities was to decrease the average rate paid by 2 basis points to 0.46% in 2016, down from the 0.48% paid in 2015.  Due to the 22 basis point decrease in the average yield earned exceeding the 2 basis point decrease in the average rate paid, Premier's net interest spread decreased by 20 basis points.  However, due to the larger volume of Premier's interest earning assets when compared to its volume of interest bearing liabilities, the net interest margin decreased by 22 basis points to 3.93% in 2016, down from the 4.15% earned in 2015 and the 4.27% earned in 2014.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
December 31, 2016

While net interest income dollars decreased only slightly in 2015, Premier's net interest margin decreased as the yield earned on interest earning assets decreased more than the decrease in the rate paid on interest bearing liabilities.  In 2015, the average yield on Premier's loan portfolio decreased 28 basis points to 5.46% from the 5.74% earned in 2014.  Likewise, the average yield earned on the investment portfolio in 2015 decreased by 4 basis points to 2.22%.  The net result on all earning assets was to decrease the average yield by 16 basis points to 4.49% in 2015, down from the 4.65% earned in 2014.  Similarly, in 2015 Premier decreased the average rate paid on its deposits by 4 basis points as market deposit rates remained very low throughout the year.  The average rate paid on certificates of deposit decreased the most, at 5 basis points, while the average rate paid on savings accounts and the average rate paid on interest bearing transaction accounts remained relatively the same.  However, as the rates Premier paid on interest bearing NOW and money market as well as savings deposit rates remained consistent during 2015, the rates Premier paid on its short-term borrowings decreased by 3 basis points.  The average rate paid on Premier's other borrowings decreased by 8 basis points, largely due to refinancing the total borrowings outstanding at the parent company in August 2015.  The net result on all interest-bearing liabilities was to decrease the average rate paid by 4 basis points to 0.48% in 2015, down from the 0.52% paid in 2014.  Due to the 16 basis point decrease in the average yield earned exceeding the 4 basis point decrease in the average rate paid, Premier's net interest spread decreased by 12 basis points.  Similarly, the net interest margin decreased by 12 basis points to 4.15% in 2015, down from the 4.27% earned in 2014 and the 4.26% earned in 2013.  Further discussion of interest income is included in the section of this report entitled "Balance Sheet Analysis."

Non-interest Income and Expense

Non-interest income has been and will continue to be an important factor for improving profitability.  Recognizing this importance, management continues to evaluate areas where non-interest income can be enhanced.  Nevertheless, key sources of Premier's non-interest income can be diminished, in part, due to increased government regulations making the selling of fixed rate mortgages in the secondary market more difficult, limiting the number of overdraft charges that can be assessed on a customer's account on a given day and limiting the percentage of fees that can be earned on debit card transactions.  Expanding the deposit customer base via acquisitions, opening new branches and/or adding additional customer value to deposit based products and services are ways management can counter decreases in non-interest income from increased government regulation.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
December 31, 2016

As shown in the table of Non-interest Income and Expense below, total fees and other income increased by $1,084,000, or 15.3%, in 2016.  The increase was mainly due to an $895,000 increase in non-interest income from the operations of the six branches of First National acquired in the acquisition of Bankshares, plus a $193,000 increase in non-interest income from Premier's other operations. In 2016, service charges on deposit accounts increased by $365,000, or 10.0%, largely due to a $621,000 increase in service charges from the First National branches.  This increase more than offset a $256,000, or 7.0%, decrease in service charges at Premier's other locations, largely due to a $148,000 decrease in revenue from consumer and business overdraft charges and a $107,000 decrease in revenue from monthly service charges.  Management believes that the downturn in the economy caused customers to more closely manage their deposit funds in an effort to find ways to save money and thus reduced their number of overdrafts.  Electronic banking income, which consists of debit and credit card transaction fees, ATM fees and internet banking fees, increased $454,000, or 16.9%, in 2016, largely due to an increase in electronic banking income from the operations of the First National locations.  Premier continues to experience an increase in the number of customers who conduct their banking and purchasing electronically, primarily via the use of debit and ATM cards.  Revenue from these activities increased in 2016, including a $380,000 increase in revenue from debit card transactions and a $55,000 increase in ATM usage fees.  Secondary market mortgage income (commissions and fees earned from originating and selling mortgage loans to third parties in the secondary market) increased by $75,000, or 54.7%, in 2016 compared to 2015.  The secondary market mortgage income in 2016 was only partially affected by the operations of the First National branches as $65,000 of the increase was generated in Premier's other markets.  Other non-interest income increased by $190,000, or 31.4%, in 2016 largely due to the First National operations.  Increases include checkbook sales, safe deposit box income, credit life commissions, letter of credit fees and loan extension and other miscellaneous fees unrelated to the origination of loans.

In 2015, service charges on deposit accounts increased by $89,000, or 2.5%, as an increase in service charges on consumer deposit accounts more than offset decreases in service charges on business deposit accounts and lower revenue from consumer and business overdraft charges.  Premier implemented a minor service charge to its basic consumer deposit accounts in 2015 as it also added additional features to the product.  Management believes the decrease in overdraft revenue is a result of the downturn in the economy which has caused customers to more closely manage their deposit funds in an effort to find ways to save money and thus reduced their number of overdrafts.  Electronic banking income, which consists of debit and credit card transaction fees, ATM fees and internet banking fees, increased $254,000, or 10.4%, in 2015.  Premier continues to experience an increase in the number of customers who conduct their banking and purchasing electronically, primarily via the use of debit and ATM cards.  Revenue from these activities increased in 2015 due to increases in revenue from debit card transactions and ATM usage fees.  Secondary market mortgage income (commissions and fees earned from originating and selling mortgage loans to third parties in the secondary market) decreased by $62,000, or 31.2%, in 2015 compared to 2014.  The secondary market mortgage income in 2015, and 2014 reflects an industry in extreme change, particularly in the rural markets of Premier.  While the federal government, via government sponsored agencies, and other privately owned entities have been

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
December 31, 2016

buying secondary market mortgages, the significantly increased required documentation from home buyers has complicated the process in comparison to years past.  The perceived difficulty from the home buyer's perspective has had a negative impact on Premier's secondary market business.  Other non-interest income decreased by $83,000, or 12.0%, in 2015 compared to 2014.  Decreases in checkbook sales, check cashing fees, and miscellaneous loan fees unrelated to the origination of loans were only partially offset by increases in wire transfer fees, research fees and commission income from the sale of credit life and collateral gap insurance.

In 2016, Premier realized $4,000 in gains on the sales of investment securities compared to none in 2015 and $29,000 in gains on the sales and calls of investment securities in 2014.  The modest gains realized in 2016 and 2014 were largely the result of the sale of securities to provide additional funding as part of Premier's liquidity and interest rate risk management programs.  Premier did not execute any sales of investment securities in 2015 nor did it realize any gains on the call of investment securities in 2015.

Just as management continues to evaluate areas where non-interest income can be enhanced, it strives to find ways to improve the efficiency of its operations and utilize the economies of scale of the consolidated entity to reduce its operating costs.  Sometimes the expenses associated with acquisitions, as well as the inefficiency of the operations of acquired organizations, cloud these goals.  Premier's 2016 net overhead ratio, or non-interest expense less non-interest income excluding securities transactions and other similar non-operating transactions to average earning assets, was 2.40%, down from the 2.45% realized in 2015 and the 2.42% realized in 2014.  The actual dollars of net overhead increased by $4.3 million, or 15.0%, largely due to the $3.8 million of net overhead incurred as a result of the acquired First National operations.  However, the corresponding larger 16.9% increase in average earning assets from the acquisition served to reduce Premier's 2016 net overhead ratio.  Net overhead from Premier's other operations increased by $528,000 or 1.8% in 2016, largely due to a $595,000 increase in staff costs and a $511,000 increase in data processing costs as more fully described below.  In 2015, the actual dollars of net overhead increased by $1.1 million, or 4.0%, largely due to a $2.0 million increase in OREO expenses and writedowns and a $338,000 increase in outside data processing costs which were partially offset by a $1.1 million decrease in staff costs.  For the year 2016, net overhead was $33.0 million compared to $28.7 million in 2015 and $27.6 million in 2014.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
December 31, 2016

The following table is a summary of non-interest income and expense for each of the years in the three-year period ending December 31, 2016.

NON-INTEREST INCOME AND EXPENSE
(Dollars in thousands)
				Increase (Decrease) Over Prior Year
				2016		2015
	2016	2015	2014	Amount	Percent	Amount	Percent
Non-interest income:
Service charges on deposit accounts	$4,030	$3,665	$3,576	$365	9.96	$89	2.49
Electronic banking income	3,145	2,691	2,437	454	16.87	254	10.42
Secondary market mortgage income	212	137	199	75	54.74	(62)	(31.16)
Other	796	606	689	190	31.35	(83)	(12.05)
Total fees and other income	$8,183	$7,099	$6,901	1,084	15.27	198	2.87
Investment securities gains	4	0	29	4		(29)
Total non-interest income	$8,187	$7,099	$6,930	$1,088	15.33	$169	2.44

Non-interest expense:
Salaries and wages	$15,671	$13,605	$13,762	$2,066	15.19	$(157)	(1.14)
Employee benefits	4,134	3,344	4,309	790	23.62	(965)	(22.39)
Total staff costs	19,805	16,949	18,071	2,856	16.85	(1,122)	(6.21)
Occupancy and equipment	6,266	5,201	5,013	1,065	20.48	188	3.75
Outside data processing	5,210	4,395	4,057	815	18.54	338	8.33
Professional fees	784	664	762	120	18.07	(98)	(12.86)
Taxes, other than payroll, property and income	614	591	573	23	3.89	18	3.14
Amortization of intangibles	1,139	853	818	286	33.53	35	4.28
OREO gains, losses and expenses, net	1,826	2,109	158	(283)	(13,42)	1,951	1234.81
Loan collection expenses	435	403	312	32	7.94	91	29.17
FDIC insurance	840	866	928	(26)	(3.00)	(62)	(6.68)
Other expenses	4,274	3,773	3,798	501	13.28	(25)	(0.66)
Total non-interest expenses	$41,193	$35,804	$34,490	$5,389	15.05	$1,314	3.81
Total non-interest expense in 2016 increased by $5,389,000, or 15.1%, from 2015 largely due to increased staff and benefit costs, occupancy and equipment costs, outside data processing, professional fees, and the amortization of intangible assets.  The increase in these non-interest expenses was partially offset by reductions in OREO writedowns and expense as well as FDIC insurance expense.  The increases in 2016 were largely driven by the non-interest expenses associated with the operations of the six branches of First National.  In 2015, non-interest expenses increased by $1,314,000, or 3.8%, from 2014, largely due to increased OREO expenses, outside data processing, and occupancy and equipment costs.  The increase in these non-interest expenses were partially offset by reductions in staff costs, professional fees, and FDIC expense.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
December 31, 2016

Staff costs increased by $2,856,000, or 16.9%, in 2016 versus 2015, mainly due to the inclusion of $2,261,000 of staff costs of the employees from First National, as well as an increase in employee benefit costs and normal salary and wage increases from Premier's other operations.  Excluding the increase from First National, employee benefit costs increased by $206,000, or 6.1%, in 2016 as a $191,000 increase in medical insurance benefit costs and a $37,000 increase in retirement benefit costs were partially offset by lower employer payroll taxes.  While management has taken steps to help curtail its medical insurance benefit costs, medical insurance benefit costs could continue to increase until the national medical insurance industry stabilizes after the implementation of new government regulations.  In 2015, staff costs decreased by $1,122,000, or 6.2%, mainly due to a decrease in employee benefit costs as well as a reduction in total salary and wages.  Employee benefit costs decreased by $965,000, or 22.4%, in 2015 as a decrease in medical insurance benefit costs and employer payroll taxes were partially offset by an increase in retirement benefit costs.

Occupancy and equipment expenses in total increased by $1,065,000, or 20.5%, in 2016 compared to 2015.  Facility costs were $662,000 higher, largely due to a $519,000 increase from operating the six branches of First National, and higher building rent expense on the leased branches in the DC Metro area.  Equipment expense increased by $403,000 in 2016 compared to 2015, largely due $432,000 of equipment expenses related to the operations of the First National locations, plus higher equipment maintenance, equipment repairs, and software subscriptions, partially offset by lower equipment depreciation expense, information technology depreciation expense, and equipment rental expense of Premier's other operations.  In 2015, occupancy and equipment expenses in total increased by $188,000, or 3.8%, compared to 2014.  Facility costs were $149,000 higher in 2015, largely due to the increase in the number of branches as a result of the purchase of Gassaway and opening de novo branches in northern Kentucky, an increase in real estate taxes and an increase in building repair costs, partially offset by lower building rent expense due to the relocation of branches in the DC Metro area.  Equipment expense increased by $39,000 in 2015 compared to 2014, largely due to higher equipment depreciation expense, information technology depreciation expense, and equipment maintenance costs partially offset by lower information technology maintenance costs.

Outside data processing expense increased $815,000, or 18.5%, in 2016 versus 2015, largely due to increased costs related to the operations of First National, such as data and item processing, electronic banking products such as internet banking, mobile banking and ATM processing expense as well as increases in data line charges networking the First National locations.  In 2015, outside data processing expense increased $338,000, or 8.3%, largely due to increased costs related to electronic banking products such as internet banking, mobile banking and ATM processing expense as well as increases in data line charges.

Professional fees increased by $120,000, or 18.1%, in 2016 versus 2015, largely due to higher audit and loan review expenditures plus higher consulting fees partially offset by lower legal fees.  In 2015, legal fees were higher due to activity related to the acquisition of Bankshares in early 2016.   In total, professional fees decreased by $98,000, or 12.9%, in 2015 versus 2014, as the higher legal fees in 2015 were more than offset by lower audit related costs and a decrease in fees from consultant services.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
December 31, 2016

Taxes not on income increased by $23,000, or 3.9%, in 2016 versus 2015, largely due to higher municipal based taxes, higher state based use taxes and higher state based franchise taxes.  In 2015, taxes not on income increased by $18,000, or 3.1%, largely due to higher municipal based taxes.

Amortization of intangibles increased by $286,000, or 33.5%, in 2016 versus 2015.  The increase in 2016 is a result of $455,000 of amortization expense related to the core deposit intangible asset recorded as part of the acquisition of Bankshares, partially offset by the end of amortization expense related to two acquisitions consummated in 2008.  In 2015, amortization of intangibles increased by $35,000, or 4.3%, as a result of a full year amortization of the core deposit intangible recorded as part of purchase of Gassaway compared to only nine months of amortization in 2014.

OREO gains, losses and expenses resulted in net expenses of $1,826,000 in 2016 compared to $2,109,000 in 2015 and $158,000 of net expenses in 2014.  OREO expense represents the costs to operate, maintain and liquidate Other Real Estate acquired through foreclosure in satisfaction of unpaid loans.  In 2016, OREO gains, losses and expenses decreased by $283,000, or 13.4%, compared to the net expenses recorded in 2015.  Premier realized $27,000 of losses on the sales of OREO compared to $44,000 of gains on the sale of OREO in 2015, a $71,000 increase in net expense.  In addition, the net expenses to maintain the OREO properties increased by $45,000 in 2016.  However, write downs on OREO properties to estimated realizable values decreased by $399,000 in 2016 compared to 2015.  In 2015, Premier realized $44,000 of gains on the sale of OREO compared to $1,302,000 of gains on the sale of OREO in 2014, an increase of $1,258,000 in net OREO expenses.  In addition, write downs on OREO properties to estimated realizable values increased by $472,000 in 2015 and net expenses to maintain the OREO properties increased by $221,000 in 2015.

Loan collection expenses increased by $32,000, or 7.9%, in 2016 versus 2015, and increased by $91,000, or 29.2%, in 2015 versus 2014.  Loan collection expenses include attorney fees and other costs associated directly to the collection of a loan, foreclosure on collateral, the immediate liquidation or auction of such collateral and other expenditures directly related to the collection of a loan.

FDIC insurance expense decreased by $26,000, or 3.0%, in 2016 versus 2015.  The decrease in FDIC insurance expense is largely due to a decrease in the FDIC assessment rates compared to the assessed rates in 2015.  In 2015, FDIC insurance expense decreased by $62,000, or 6.7%.  The decrease in FDIC insurance expense was also largely due to a decrease in the FDIC assessment rates compared to the assessed rates in 2014.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
December 31, 2016

Other expenses totaled $4,274,000 in 2016, a $501,000, or 13.3%, increase from the $3,773,000 of other non-interest expenses recorded in 2015.  The increase in other expenses is largely the result of the inclusion of the operations of First National in 2016, including $197,000 of direct conversion expenses.  Increases in other expenses in 2016 include postage and freight, stationary and supplies, courier and armored car, losses and shortages, education and training, shareholder relations, blanket bond insurance, travel expenses, and correspondent bank charges.  In 2015, other expenses totaled $3,773,000, a $25,000, or 0.7% decrease from the $3,798,000 of other non-interest expenses recorded in 2014.  The slight decrease in other expenses is largely the result of lower administrative expenses such as blanket bond and errors and omissions insurance, correspondent bank charges, postage & freight, losses & shortages, employee training costs, and advertising expenses.  Increases in other expenses in 2015 include higher loan operation expenses, state banking assessments, contributions and donations, travel costs and shareholder relations expenditures.

An analysis of the allowance for loan losses and related provision for loan losses is included in the Loan Portfolio section of the Balance Sheet Analysis of this report

Applicable Income Taxes

Premier recognized $6.8 million of income tax expense in 2016.  This amount compares to $6.9 million of income tax expense in 2015 and $7.2 million of income tax expense recorded in 2014.  Premier's effective tax rate was 35.7% in 2016, consistent with the 35.7% reported in 2015 but up slightly from the 35.3% reported in 2014.  All three years consistently reflect similar levels of tax exempt interest income partially offset by non-deductible expenses, as well as similar levels of state income tax expense.  In 2015, Premier's effective tax rate increased from largely due to a near full phase-in of the 35% maximum federal corporate income tax rate, up from the basic 34% federal corporate income tax rate compared to 2014, where the phase-in of the 35% federal corporate income tax rate was only minimal.  In 2016, Premier's effective tax rate included the full impact of the 35% maximum federal corporate income tax rate.  Additional information regarding income taxes is contained in Note 13 to the consolidated financial statements.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
December 31, 2016

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

SUMMARY RESULTS OF OPERATIONS
FOURTH QUARTER 2016

Net income available to common shareholders for the three months ended December 31, 2016 totaled $3,407,000, a $555,000, or 19.5% increase over the $2,852,000 of net income available to common shareholders reported for the fourth quarter of 2015.  On a per diluted share basis, Premier's net income available to common shareholders for the fourth quarter of 2016 was 32 cents per share compared to 31 cents per share for the same quarter last year.  The increase in net income and earnings per share in 2016 was primarily the result of a $1,939,000 increase in interest income and a $293,000 increase in non-interest income in the fourth quarter of 2016 that were only partially offset by a $213,000 increase in interest expense, a $218,000 increase in provision for loan losses and an $876,000 increase in non-interest expense when compared to the fourth quarter of 2015, as more fully described below.

Net interest income totaled $13,436,000 for the fourth quarter of 2016, an increase of $1,726,000, or 14.7%, from the net interest income earned in the same quarter of 2015.  Interest income in 2016 increased by $1,939,000, or 15.3%, largely due to a $1,856,000 increase in interest income from the operations of First National and a $138,000 increase in interest income from Premier's other operations.  Interest income on loans in the fourth quarter of 2016 increased by $1,822,000, or 16.1%, largely due to a $1,642,000 increase in interest income on loans from the operations of First National, and a $235,000, or 2.1% increase in interest income on loans from Premier's other operations.  Interest income on investment securities in the fourth quarter of 2016 increased by $81,000, or 6.4%, largely due to $201,000 of additional interest income on the investment securities added from the acquisition of First National, partially offset by lower interest income on investment securities of Premier's other operations.  Interest income from interest-bearing bank balances and federal funds sold increased by $36,000, or 53.7%, largely due to an increase in the average yield earned in the fourth quarter 2016 on a lower average balance outstanding during the quarter.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
December 31, 2016

Non-interest income increased by $293,000 in the fourth quarter of 2016 when compared to the fourth quarter of 2015, largely due to a $233,000 increase in non-interest income from the operations of the six branches of First National, plus a $60,000 increase in non-interest income from Premier's other operations.   Contributing to the increase in non-interest income, service charges on deposit accounts increased by $130,000, or 14.1%, electronic banking income increased by $115,000, or 17.0%, secondary market mortgage income increased by $10,000, or 25.6%, and other sources of non-interest income increased by $38,000, or 19.9%, when compared to the fourth quarter of 2015.

Non-interest expenses increased by $876,000 in the fourth quarter of 2016 when compared to the fourth quarter of 2015, largely due to a $956,000 increase in non-interest expense from the operations of the six branches of First National.  Partially offsetting this increase, non-interest expense from Premier's other operations decreased by $80,000, or 0.9%.  In total, staff costs increased by $796,000, or 20.0%, occupancy and equipment expenses increased by $286,000, or 22.3%, data processing costs (excluding conversion costs) increased by $155,000, or 13.8%, professional fees increased by $117,000, or 70%, amortization of intangible assets increased by $68,000, or 32.5%, and taxes not based on income increased by $26,000, or 22.6%.  Decreases in non-interest expense during the fourth quarter of 2016 include OREO expenses and writedowns, down $334,000, FDIC insurance expense, down $125,000, loan collection expenses, down $12,000, and other operating expenses, down $55,000, when compared to the fourth quarter of 2015.

Additional quarterly financial data is provided in Note 23 to the consolidated financial statements.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
December 31, 2016

ADOPTION OF NEW ACCOUNTING STANDARDS

In May 2014, FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606). The ASU creates a new topic, Topic 606, to provide guidance on revenue recognition for entities that enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additional disclosures are required to provide quantitative and qualitative information regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new guidance is effective for annual reporting periods, and interim reporting periods within those annual periods, beginning after December 15, 2016. However, in April 2015, the FASB voted to defer the effective date of ASU 2014-09 by one year making the amendments effective for public entities for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods.  Companies have the option to apply ASU 2014-09 as of the original effective date.  Early adoption is not permitted. Management believes that the majority of revenues earned by the Company are not within the scope of ASU 2014-09.  Management is continuing to evaluate the impact of the adoption of this guidance on the Company's financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This standard requires organizations to recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing requirements for leases that were historically classified as operating leases under previous generally accepted accounting principles. This ASU will become effective for the Company for interim and annual periods beginning after December 15, 2018.  The Company leases some of its branch locations.  Upon adoption of this standard, an asset will be recorded to recognize the right of the Company to use the leased facilities and a liability will be recorded representing the obligation to make all futrue lease payments on those facilities.  Management is currently evaluating the amounts to be recognized upon the adoption of this guidance in the Company's financial statements.

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

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
December 31, 2016

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments.  This ASU replaces the measurement for credit losses from a probable incurred estimate with an expected future loss estimate, which is referred to as the "current expected credit loss" or "CECL".  The standard pertains to financial assets measured at amortized cost such as loans, debt securities classified as held-to-maturity, and certain other contracts.  The largest impact will be on the allowance for loan and lease losses.  This ASU will become effective for the Company for interim and annual periods beginning after December 15, 2019. Management is currently evaluating the impact of the adoption of this guidance on the Company's financial statements.  Upon adoption, an initial increase in the allowance for loan losses is currently anticipated by management along with a corresponding decrease in capital as permitted by the standard.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2016

Item 8.  Financial Statements and Supplementary Data

The Company's Financial Statements and related Independent Auditors' Report are presented in the following pages. The financial statements filed in this Item 8 are as follows:

Report of Independent Registered Public Accounting Firm

Financial Statements:
Consolidated Balance Sheets - December 31, 2016 and 2015
Consolidated Statements of Income - Years Ended December 31, 2016, 2015 and 2014
Consolidated Statements of Comprehensive Income - Years Ended December 31, 2016, 2015 and 2014
Consolidated Statements of Changes in Stockholders' Equity – Years ended December 31, 2016, 2015 and 2014
Consolidated Statements of Cash Flows - Years ended December 31, 2016, 2015 and 2014
Notes to Consolidated Financial Statements

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2016

MANAGEMENTS REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

A. Management's Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. The Company's internal control over financial reporting is designed to provide reasonable assurance to the Company's management and board of directors regarding the preparation and fair presentation of published financial statements.

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the 2013 Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, we believe that, as of December 31, 2016, the Company's internal control over financial reporting is effective based on those criteria.

The Company's independent registered public accounting firm, Crowe Horwath LLP, has audited the consolidated financial statements included in this Annual Report on Form 10-K and has also audited the Company's internal control over financial reporting.  Their report is included on pages 97 and 98 of this report.

/s/ Robert W. Walker	/s/ Brien M. Chase
Robert W. Walker, President and	Brien M. Chase, Senior Vice President
Chief Executive Officer	and Chief Financial Officer

Date: March 16, 2017	Date: March 16, 2017

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2016

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

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Premier Financial Bancorp, Inc.
Huntington, West Virginia

We have audited the accompanying consolidated balance sheets of Premier Financial Bancorp, Inc.  as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2016. We also have audited the Company's internal control over financial reporting as of December 31, 2016, based on the criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Premier Financial Bancorp, Inc.  as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Premier Financial Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Crowe Horwath LLP

Louisville, Kentucky
March 16, 2017

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2016 and 2015
(Dollars in Thousands, Except Share Data)

	2016	2015
ASSETS
Cash and due from banks	$41,443	$33,888
Interest bearing bank balances	55,720	32,816
Federal funds sold	7,555	5,835
Cash and cash equivalents	104,718	72,539
Time deposits with other banks	2,332	-
Securities available for sale	288,607	255,466
Loans	1,024,823	849,746
Allowance for loan losses	(10,836)	(9,647)
Net loans	1,013,987	840,099
Federal Home Loan Bank stock, at cost	3,200	3,072
Premises and equipment, net	24,224	19,841
Other real estate owned, net	12,665	13,040
Interest receivable	3,862	3,162
Goodwill	35,371	33,796
Other intangible assets	4,349	2,180
Deferred taxes	1,400	346
Other assets	1,478	1,152
Total assets	$1,496,193	$1,244,693

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Non-interest bearing	$319,618	$271,194
Time deposits, $250,000 and over	66,378	64,062
Other interest bearing	893,390	724,940
Total deposits	1,279,386	1,060,196
Securities sold under agreements to repurchase	23,820	21,694
Other borrowed funds	8,859	11,292
Subordinated debt	5,343	-
Interest payable	364	321
Other liabilities	4,237	3,958
Total liabilities	1,322,009	1,097,461

Stockholders' equity
Common stock, no par value; 20,000,000 shares authorized; 10,640,735 shares issued and outstanding in 2016, and 8,997,704 shares issued and outstanding in 2015	109,911	69,319
Retained earnings	66,195	77,592
Accumulated other comprehensive income (loss)	(1,922)	321
Total stockholders' equity	174,184	147,232
Total liabilities and stockholders' equity	$1,496,193	$1,244,693

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31
(In Thousands, Except Per Share Data)

	2016	2015	2014
Interest income
Loans, including fees	$52,228	$47,134	$46,974
Securities available for sale
Taxable	5,350	4,866	5,377
Tax-exempt	332	207	214
Federal funds sold and other	431	204	185
Total interest income	58,341	52,411	52,750

Interest expense
Deposits	3,884	3,482	3,738
Repurchase agreements and other	37	38	34
FHLB advances and other borrowings	466	511	564
Subordinated Debt	256	-	-
Total interest expense	4,643	4,031	4,336

Net interest income	53,698	48,380	48,414
Provision for loan losses	1,748	326	534
Net interest income after provision for loan losses	51,950	48,054	47,880

Non-interest income
Service charges on deposit accounts	4,030	3,665	3,576
Electronic banking income	3,145	2,691	2,437
Secondary market mortgage income	212	137	199
Gain on disposition of securities	4	-	29
Other	796	606	689
	8,187	7,099	6,930
Non-interest expenses
Salaries and employee benefits	19,805	16,949	18,071
Occupancy and equipment expenses	6,266	5,201	5,013
Outside data processing	5,210	4,395	4,057
Professional fees	784	664	762
Taxes, other than payroll, property and income	614	591	573
Write-downs, expenses, sales of other real estate owned, net	1,826	2,109	158
Loan collection expenses	435	403	312
FDIC insurance	840	866	928
Amortization of intangibles	1,139	853	818
Other expenses	4,274	3,773	3,798
	41,193	35,804	34,490
Income before income taxes	18,944	19,349	20,320
Provision for income taxes	6,770	6,903	7,170

Net income	$12,174	$12,446	$13,150
Preferred stock dividends and accretion	-	-	(598)
Net income available to common stockholders	$12,174	$12,446	$12,552
Earnings per share:
Basic	$1.16	$1.38	$1.41
Diluted	1.15	1.35	1.33
Dividends per share	0.56	0.51	0.55

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31
(In Thousands, Except Per Share Data)

	2016	2015	2014

Net income	$12,174	$12,446	$13,150

Other comprehensive income (loss):
Unrealized gains (losses) arising during the period	(3,446)	(1,779)	3,241
Reclassification of realized amount	(4)	-	(29)
Net change in unrealized gain (loss) on securities	(3,450)	(1,779)	3,212
Less tax impact	(1,207)	(605)	1,092
Other comprehensive income (loss):	(2,243)	(1,174)	2,120

Comprehensive income	$9,931	$11,272	$15,270

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years Ended December 31
(In Thousands, Except Per Share Data)

	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, January 1, 2014	$11,955	$73,589	$62,021	$(625)	$146,940
Net income	-	-	13,150	-	13,150
Other comprehensive income	-	-	-	2,120	2,120
Cash dividends paid ($0.55 per share)	-	-	(4,854)	-	(4,854)
Redemption of preferred stock	(12,000)	-	-	-	(12,000)
Dividends declared on preferred stock	-	-	(533)	-	(553)
Preferred stock accretion	45	-	(45)	-	-
Stock options exercised	-	731	-	-	731
Stock based compensation expense	-	248	-	-	248
Balances, December 31, 2014	-	74,568	69,719	1,495	145,782
Net income	-	-	12,446	-	12,446
Other comprehensive income (loss)	-	-	-	(1,174)	(1,174)
Cash dividends paid ($0.51 per share)	-	-	(4,573)	-	(4,573)
Purchase of warrant	-	(5,675)	-	-	(5,675)
Stock options exercised	-	222	-	-	222
Stock based compensation expense	-	204	-	-	204
Balances, December 31, 2015	-	69,319	77,592	321	147,232
Net income	-	-	12,174	-	12,174
Other comprehensive income (loss)	-	-	-	(2,243)	(2,243)
Cash dividends paid ($0.56 per share)	-	-	(5,933)	-	(5,933)
10% common stock dividend	-	17,622	(17,638)	-	(16)
Stock issued to acquire subsidiary, net	-	22,041	-	-	22,041
Stock options exercised	-	751	-	-	751
Stock based compensation expense	-	178	-	-	178
Balances, December 31, 2016	$-	$109,911	$66,195	$(1,922)	$174,184

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31
(In Thousands, Except Per Share Data)

	2016	2015	2014
Cash flows from operating activities
Net income	$12,174	$12,446	$13,150
Adjustments to reconcile net income to net cash from operating activities
Depreciation	1,934	1,695	1,575
Provision (credit) for loan losses	1,748	326	534
Amortization (accretion), net	2,624	462	701
Writedowns (gains) on other real estate owned, net	689	1,063	(714)
Stock compensation expense	178	204	248
Loans originated for sale	-	(1,679)	(6,679)
Secondary market loans sold	-	1,941	6,729
Secondary market mortgage income	-	(38)	(199)
Gain on the disposition of securities available for sale	(4)	-	(29)
Changes in :
Interest receivable	(102)	57	584
Deferred income taxes	(223)	621	3,356
Other assets	(67)	(48)	(484)
Interest payable	(44)	(113)	(83)
Other liabilities	(938)	(105)	(166)
Net cash from operating activities	17,969	16,832	18,523

Cash flows from investing activities
Net change on time deposits with other banks	2,141	-	-
Purchases of securities available for sale	(44,835)	(95,606)	(36,435)
Proceeds from maturities and calls of securities available for sale	82,332	66,927	52,043
Proceeds from the sale of securities available for sale	47	-	13,319
Purchase of FHLB stock	-	(76)	-
Redemption of FHLB stock	210	-	1,307
Acquisition of subsidiary, net of cash received	11,912	-	40,973
Net change in loans	(43,868)	24,552	(45,545)
Purchases of premises and equipment, net	(478)	(912)	(1,391)
Improvements to OREO property	-	(29)	(194)
Proceeds from sales of other real estate owned	1,636	4,672	3,901
Net cash from investing activities	9,097	(472)	27,978

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years Ended December 31
(In Thousands, Except Per Share Data)

	2016	2015	2014
Cash flows from financing activities
Net change in deposits	14,048	(14,863)	(33,041)
Net change in agreements to repurchase securities	(42)	6,114	4,261
Repayment of other borrowed funds	(2,433)	(16,376)	(2,422)
Repayment of other FHLB advances	(1,262)	-	-
Redemption of preferred stock	-	-	(12,000)
Proceeds from other borrowings	-	15,946	-
Proceeds from stock option exercises	751	222	731
Purchase of warrant	-	(5,675)	-
Cash in lieu of fractional shares	(16)	-	-
Preferred stock dividends paid	-	-	(553)
Common stock dividends paid	(5,933)	(4,573)	(4,854)
Net cash from financing activities	5,113	(19,205)	(47,878)

Net change in cash and cash equivalents	32,179	(2,845)	(1,377)

Cash and cash equivalents at beginning of year	72,539	75,384	76,761

Cash and cash equivalents at end of year	$104,718	$72,539	$75,384

Supplemental disclosures of cash flow information:
Cash paid during year for -
Interest	$4,686	$4,144	$4,419
Income taxes paid, net	7,123	5,946	4,302

Non-cash transactions
Loans transferred to real estate acquired through foreclosure	$1,950	$5,778	$1,677
Amount transferred from retained earnings to common stock related to stock dividend	17,638	-	-
Subsidiaries acquired:
Fair value of assets acquired from Bankshares	$237,341	-	-
Common stock issued to acquire Bankshares	22,041	-	-
Liabilities assumed of Bankshares	$215,300	-	-

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015, and 2014
(Dollars in Thousands, Except Per Share Data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of Premier Financial Bancorp, Inc. (the "Company" or "Premier") and its wholly-owned subsidiaries:

			Unaudited
			December 31, 2016
Subsidiary	Location	Year Acquired	Total Assets	Net Income
Citizens Deposit Bank & Trust	Vanceburg, Kentucky	1991	$414,485	$4,547
Premier Bank, Inc.	Huntington, West Virginia	1998	1,075,790	9,535
Parent and Intercompany Eliminations			5,918	(1,908)
Consolidated total			$1,496,193	$12,174

All material intercompany transactions and balances have been eliminated.

Nature of Operations:  The subsidiary banks (Banks) operate under state bank charters. The Banks provide traditional banking services to customers primarily located in the counties and adjoining counties in Kentucky, Ohio, West Virginia, Maryland, Washington DC and Virginia in which the Banks operate.  The state chartered banks are subject to regulation by their respective state banking regulators and the Federal Deposit Insurance Corporation ("FDIC").  The Company is also subject to regulation by the Federal Reserve Board.

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014
(Dollars in Thousands, Except Per Share Data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Securities:  The Company classifies its securities portfolio as either securities available for sale or securities held to maturity.  Securities held to maturity are carried at amortized cost.  The Company had no securities classified as held to maturity at December 31, 2016 or 2015.

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

Management evaluates securities for other-than-temporary impairment ("OTTI") at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.  Declines in the fair value of securities below their cost that are other-than-temporary are reflected as realized losses.  In estimating other-than-temporary losses, management considers the length of time and extent that fair value has been less than cost and the financial condition and near term prospects of the issuer.  Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings.  For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement and 2) OTTI related to other factors, which is recognized in other comprehensive income.  The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. For equity securities, the entire amount of impairment is recognized through earnings.

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014
(Dollars in Thousands, Except Per Share Data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans:  Net loans are stated at the amount of recorded investment reduced by an allowance for loan losses.  The recorded investment in a loan is the unpaid principal reduced by any purchase discounts and unearned income.  The recorded investment excludes accrued interest receivable due to immateriality.  Interest income on loans is recognized on the unpaid principal balance on the accrual basis except for those loans in a non-accrual of income status.  The accrual of interest on impaired loans is discontinued when management believes, after consideration of economic and business conditions as well as collection efforts, that the borrowers' financial condition is such that collection of interest is doubtful.  Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level yield method without anticipating prepayments.

Interest income on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection.  Consumer loans are typically charged off no later than 120 days past due.  Past due status is based on the contractual terms of the loan.  In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.  Non-accrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.  A loan is moved to non-accrual status in accordance with the Company's policy, typically after 90 days of non-payment.

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

Concentration of Credit Risk:  Most of the Company's loans located in the Washington, DC metro area are commercial or commercial real estate loans.  Commercial and commercial real estate loans in this market area are generally larger in size than in the Company's other markets due to various factors such as higher real estate values and larger business operations. Therefore, the Company's exposure to credit risk is significantly affected by changes in the economy and commercial real estate collateral values in the Washington, DC metro area.

The Company's success and recent growth in lending in the central West Virginia market area depend primarily on the local general economy which has been driven in the past by Federal Government programs to develop technology infrastructure and more recently by the drilling for natural gas in the recently discovered Marcellus and Utica shale formations.  Furthermore, Premier's success in the southern West Virginia market depends, in large part, on the local general economy which has been driven by significant employment by coal and other natural resource based businesses. While Premier's direct credit risk exposure to such industries is minimal, the success or failure of these industries may have an indirect effect on the local economic conditions in the central and southern West Virginia market areas, either individually or collectively, thus having a significant impact on the credit risk of loans in this market area.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014
(Dollars in Thousands, Except Per Share Data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Certain Purchased Loans:  Loans acquired via branch purchase or acquisition after December 31, 2008 are recorded at the amount paid, such that there is no carryover of the seller's allowance for loan losses.  Some of these purchased loans have shown evidence of credit deterioration since origination.  After acquisition, losses are recognized by an increase in the allowance for loan losses.

Such purchased loans are accounted for individually or may be aggregated into pools of loans based on common risk characteristics such as loan type.  The Company estimates the amount and timing of expected cash flows for each purchased loan or pool, and the expected cash flows in excess of amount paid is recorded as interest income over the remaining life of the loan or pool (accretable yield).  The excess of the loan's or pool's contractual principal and interest over expected cash flows is not recorded (nonaccretable difference).

Over the life of the loan or pool, expected cash flows continue to be estimated.  If the present value of expected cash flows is less than the carrying amount, a loss is recorded as an increase in the allowance for loan losses.  If the present value of expected cash flows is greater than the carrying amount, it is recognized as part of future interest income.

Allowance for Loan Losses:  The allowance for loan losses is a valuation allowance for probable incurred credit losses increased by a provision for loan losses charged to expense.  The allowance is an amount that management believes will be adequate to absorb probable incurred losses on existing loans based on evaluations of the collectability of the loans and prior loan loss experience.  The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrowers' ability to pay.  Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be chargedoff.  Loans are charged against the allowance for loan losses when management believes that the collection of principal is unlikely.  Subsequent recoveries, if any, are credited to the allowance.

A loan is impaired when full payment under the loan terms is not expected.  Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage, consumer, and credit card loans, and accordingly, they are not separately identified for impairment disclosures.  All other loans are evaluated for impairment on an individual basis. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  If a loan is impaired, a portion of the allowance is

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014
(Dollars in Thousands, Except Per Share Data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral.  Loans with restructured terms offering a concession to enable a struggling borrower to repay (Troubled Debt Restructurings) are measured at the present value of estimated future cash flows using the loan's effective rate at inception.  If a troubled debt restructuring is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral.  For troubled debt restructurings that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses.

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

Loans secured by multifamily residential real estate:  Loans secured by multifamily residential real estate consist primarily of loans secured by apartment buildings and can be either fixed or floating rate loans.  Multi-family residential real estate loans generally present a higher level of risk than loans secured by 1-4 family residential real estate because the borrower's repayment ability typically comes from rents from tenants.  Local economic and employment fluctuations impact rent rolls and potentially the borrower's repayment ability.

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014
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

Commercial and industrial loans not secured by real estate:  These loans to businesses do not have real estate as the underlying collateral.  Instead of real estate, collateral could be business assets such as equipment or accounts receivable or the personal guarantee of one or more guarantors.  These loans generally present a higher level of risk than loans secured by commercial real estate because in the event of default by the borrower, the business assets must be liquidated and/or guarantors pursued for deficit funds.  Business assets are worth more while they are in use to produce income for the business and worth significantly less if the business is no longer in operation.  For this reason, the Company discounts the value on these types of collateral prior to meeting the Company's loan-to-value policy limits.

Consumer loans:  Consumer loans are generally loans to borrowers for non-business purposes.  They can be either secured or unsecured.  Consumer loans are generally small in the individual amount of principal outstanding and are repaid from the borrower's private funds earned from employment.  Consumer lending risk is very susceptible to local economic trends.  If there is a consumer loan default, any collateral that may be repossessed is generally not well maintained and has a diminished value.  For this reason, consumer loans tend to have higher overall interest rates to cover the higher cost of repossession and charge-offs.  However, due to their smaller average balance per borrower, consumer loans are collectively evaluated for impairment in determining the appropriate allowance for loan losses.

All other loan types:  All other loan types are aggregated together for credit risk evaluation due to the varying nature but small number of the remaining types of loans in the Company's loan portfolio.  Loans in this segment include but are not limited to commercial and residential construction loans, loans secured by farmland, agricultural loans and loans to tax-exempt entities.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014
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

Federal Home Loan Bank ("FHLB") stock:  The Banks are members of the FHLB system.  Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts.  FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value.  Both cash and stock dividends are reported as income.

Goodwill and Other Intangible Assets:  Goodwill resulting from business combinations prior to January 1, 2009 represents the excess of the purchase price over the fair value of the net assets of businesses acquired.  Goodwill resulting from business combinations after January 1, 2009, is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any non-controlling interests in the acquired company, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date.  Goodwill is not amortized but is assessed at least annually for impairment and any such impairment will be recognized in the period identified.  Impairment is evaluated using the aggregate of all banking operations.  Based upon the most recently completed goodwill impairment test, management concluded the recorded value of goodwill was not impaired as of October 31, 2016 based upon the estimated fair value of the Company's single reporting unit.

Other intangible assets consist of core deposit intangible assets arising from whole bank and branch acquisitions.  They are initially measured at fair value and then are amortized on an accelerated method over their estimated useful lives of approximately 8 to 10 years.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014
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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014
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

Reclassifications:  Some items in the prior year financial statements were reclassified to conform to the current presentation.  Reclassifications have no effect on prior years' net income or stockholders' equity.

Adoption of New Accounting Standards:
In May 2014, FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606). The ASU creates a new topic, Topic 606, to provide guidance on revenue recognition for entities that enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additional disclosures are required to provide quantitative and qualitative information regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new guidance is effective for annual reporting periods, and interim reporting periods within those annual periods, beginning after December 15, 2016. However, in April 2015, the FASB voted to defer the effective date of ASU 2014-09 by one year making the amendments effective for public entities for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods.  Companies have the option to apply ASU 2014-09 as of the original effective date. Early adoption is not permitted. Management believes that the majority of revenues earned by the Company are not within the scope of ASU 2014-09.  Management is continuing to evaluate the impact of the adoption of this guidance on the Company's financial statements.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014
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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This standard requires organizations to recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing requirements for leases that were historically classified as operating leases under previous generally accepted accounting principles. This ASU will become effective for the Company for interim and annual periods beginning after December 15, 2018. The Company leases some of its branch locations.  Upon adoption of this standard, an asset will be recorded to recognize the right of the Comapny to use the leased facilities and a liability will be recorded representing the obligation to make all future lease payments on those facilities.  Management is currently evaluating the amounts to be recognize upon the adoption of this guidance in the Company's financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments.  This ASU replaces the measurement for credit losses from a probable incurred estimate with an expected future loss estimate, which is referred to as the "current expected credit loss" or "CECL".  The standard pertains to financial assets measured at amortized cost such as loans, debt securities classified as held-to-maturity, and certain other contracts.  The largest impact will be on the allowance for loan and lease losses.  This ASU will become effective for the Company for interim and annual periods beginning after December 15, 2019. Management is currently evaluating the impact of the adoption of this guidance on the Company's financial statements.  Upon adoption, an initial increase in the allowance for loan losses is currently anticipated by management along with a corresponding decrease in capital as permitted by the standard.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014
(Dollars in Thousands, Except Per Share Data)

NOTE  2 – ACQUISITION OF FIRST NATIONAL BANKSHARES CORPORATION

Effective at the close of business on January 15, 2016, Premier completed its purchase of First National Bankshares Corporation ("Bankshares"), a $237.3 million single bank holding company headquartered in Ronceverte, West Virginia.  Under terms of an agreement of merger dated July 6, 2015, Premier issued 1.859 shares of its common stock for each share of Bankshares for a total acquisition value of approximately $22.0 million.  Based on the preliminary valuation of the fair value of tangible and intangible assets acquired and liabilities assumed the purchase price resulted in approximately $3.32 million in goodwill, none of which is deductible for tax purposes.  During the period following the acquisition through the year ended December 31, 2016, management obtained information regarding its initial valuations that resulted in increases in the fair value of the premises acquired, and the estimated core deposit intangible plus decreases in the fair value of loans and other liabilities, net of related deferred taxes.  These adjustments decreased the amount of goodwill recorded as a result of the acquisition to approximately $1.57 million, consisting largely of synergies and the cost savings resulting from the combining of the operations of the companies. The resulting merger expands Premier's footprint into the Greenbrier Valley of West Virginia and into Covington, Virginia along Interstate 64 with six additional branch locations.  The core deposit intangible asset was revised to a total of $3.31 million, none of which is deductible for tax purposes.  The core deposit intangible will be amortized using an accelerated method over an estimated 10 year life.  The following table presents estimated amortization of the Bankshares core deposit intangible as of the acquisition date for each of the first five years and thereafter.

2016	$455
2017	428
2018	364
2019	309
2020	289
Thereafter	1,463
Total core deposit intangible acquired	$3,308

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014
(Dollars in Thousands, Except Per Share Data)

NOTE  2 – ACQUISITION OF FIRST NATIONAL BANKSHARES CORPORATION – continued

Net assets acquired via the acquisition are shown in the table below.

	As Initially Reported	Recast Adjustments during 2016	First National Bankshares
Cash and due from banks	$11,912	$-	$11,912
Time deposits with other banks	4,473	-	4,473
Securities available for sale	76,612	-	76,612
Loans, net	132,954	(156)	132,798
Premises and equipment	4,606	1,233	5,839
Goodwill and other intangible assets	5,176	(293)	4,883
Other assets	1,764	(940)	824
Total assets acquired	237,497	(156)	237,341

Deposits	(205,174)	-	(205,174)
Repurchase agreements	(2,168)	-	(2,168)
FHLB borrowings	(1,347)	-	(1,347)
Subordinated debt	(5,307)	-	(5,307)
Other liabilities	(1,460)	156	(1,304)
Total liabilities assumed	(215,456)	156	(215,300)
Net assets acquired	$22,041	$-	$22,041

The fair value of net assets acquired includes fair value adjustments to certain receivables that were not considered impaired as of the acquisition date. The fair value adjustments were determined using discounted contractual cash flows.  However, the Company believes that all contractual cash flows related to these non-impaired financial instruments will be collected.  As such, these receivables were not considered impaired at the acquisition date and were not subject to the accounting guidance relating to purchase credit impaired loans, which have shown evidence of credit deterioration since origination.  The non-impaired loans excluded from the purchase credit impairment guidance were recorded at an estimated fair value of $125,669 and had gross contractual amounts receivable of $127,347 on the date of acquisition.

NOTE 3 - RESTRICTIONS ON CASH AND DUE FROM BANKS

Included in cash and due from banks are certain interest bearing and non-interest bearing deposits that are held at the Federal Reserve or maintained in vault cash in accordance with average balance requirements specified by the Federal Reserve Board of Governors. The balance requirement at December 31, 2016 and 2015 was approximately $22,752 and $18,615.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014
(Dollars in Thousands, Except Per Share Data)

NOTE 4 –SECURITIES

Amortized cost and fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

2016	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
Mortgage-backed securities
U. S. sponsored agency MBS - residential	$177,105	$245	$(3,173)	$174,177
U. S. sponsored agency CMO's - residential	73,163	761	(657)	73,267
Total mortgage-backed securities of government sponsored agencies	250,268	1,006	(3,830)	247,444
U. S. government sponsored agency securities	24,652	23	(174)	24,501
Obligations of states and political subdivisions	16,645	111	(94)	16,662
Total available for sale	$291,565	$1,140	$(4,098)	$288,607

2015	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
Mortgage-backed securities
U. S. sponsored agency MBS - residential	$132,661	$540	$(854)	$132,347
U. S. sponsored agency CMO's - residential	104,530	1,330	(738)	105,122
Total mortgage-backed securities of government sponsored agencies	237,191	1,870	(1,592)	237,469
U. S. government sponsored agency securities	10,401	29	(1)	10,429
Obligations of states and political subdivisions	7,387	184	(3)	7,568
Total available for sale	$254,979	$2,083	$(1,596)	$255,466

In 2016, a gain of $4 was recognized upon the sale (including calls) of securities.  There were no sales of securities during 2015, while in 2014, a gain of $29 was recognized upon the sale (including calls) of securities.  The tax expense related to the gains in 2016 and 2014 was $1 and $10, respectively.

The realized gains, net of tax, were reclassified out of accumulated other comprehensive income (loss) on the statement of comprehensive income.  The realized gains are reported on the income statement under the caption "Gain on disposition of securities" and the reclassified provision for income taxes is reported on the income statement under the caption "Provision for income taxes".

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014
(Dollars in Thousands, Except Per Share Data)

NOTE 4 –SECURITIES (Continued)

Securities with an approximate carrying value of $207,832 and $179,626 at December 31, 2016 and 2015 were pledged to secure public deposits, trust funds, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

The amortized cost and fair value of securities at December 31, 2016 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date, such as mortgage-backed securities, are shown separately.

	Amortized Cost	Fair Value
Available for sale
Due in one year or less	$8,270	$8,307
Due after one year through five years	25,762	25,656
Due after five years through ten years	6,701	6,649
Due after ten years	564	551
Mortgage-backed securities of government sponsored agencies	250,268	247,444
Total available for sale	$291,565	$288,607

Securities with unrealized losses at year-end 2016 aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S government sponsored agency securities	$17,207	$(174)	$-	$-	$17,207	$(174)
U.S government sponsored agency MBS – residential	157,022	(3,173)	-	-	157,022	(3,173)
U.S government sponsored agency CMO's – residential	18,374	(373)	8,750	(284)	27,124	(657)
Obligations of states and political subdivisions	7,961	(94)	-	-	7,961	(94)

Total temporarily impaired	$200,564	$(3,814)	$8,750	$(284)	$209,314	$(4,098)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014
(Dollars in Thousands, Except Per Share Data)

NOTE 4 –SECURITIES (Continued)

Securities with unrealized losses at year-end 2015 aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S government sponsored agency securities	$2,016	$(1)	$-	$-	$2,016	$(1)
U.S government sponsored agency MBS – residential	94,311	(854)	-	-	94,311	(854)
U.S government sponsored agency CMO's – residential	11,604	(161)	19,755	(577)	31,359	(738)
Obligations of states and political subdivisions	571	(3)	-	-	571	(3)

Total temporarily impaired	$108,502	$(1,019)	$19,755	$(577)	$128,257	$(1,596)

The investment portfolio is predominately high credit quality interest-bearing bonds with defined maturity dates backed by the U.S. Government or Government sponsored entities.  The unrealized losses at December 31, 2016 and December 31, 2015 are price changes resulting from changes in the interest rate environment and are considered to be temporary declines in the value of the securities.  Management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery.  Their fair value is expected to recover as the bonds approach their maturity date and/or market conditions improve.

NOTE 5 - LOANS

Major classifications of loans at year-end are summarized as follows:

	2016	2015
Residential real estate	$342,294	$285,826
Multifamily real estate	74,165	50,452
Commercial real estate:
Owner occupied	129,370	119,265
Non owner occupied	220,836	188,918
Commercial and industrial	76,736	68,339
Consumer	30,916	31,445
All other	150,506	105,501
	$1,024,823	$849,746

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014
(Dollars in Thousands, Except Per Share Data)

NOTE 5 – LOANS (Continued)

As more fully discussed under Note 2 above, the table above includes loans purchased in the acquisition of Bankshares.  The composition of the major classifications of the loans acquired from Bankshares at December 31, 2016 are summarized as follows:

2016
Residential real estate	$45,683
Multifamily real estate	3,238
Commercial real estate:
Owner occupied	19,190
Non owner occupied	9,146
Commercial and industrial	17,582
Consumer	1,885
All other	17,126
$113,850

Certain directors and executive officers of the Banks and companies in which they have beneficial ownership, were loan customers of the Banks during 2016 and 2015.

An analysis of the 2016 activity with respect to all director and executive officer loans is as follows:

Balance, December 31, 2015	$7,727
Additions, including loans now meeting disclosure requirements	607
Amounts collected and loans no longer meeting disclosure requirements	(4,169)
Balance, December 31, 2016	$4,165

Activity in the Allowance for Loan Losses

Activity in the allowance for loan losses by portfolio segment for the year ending December 31, 2016 was as follows:

Loan Class	Balance Dec 31, 2015	Provision (credit) for loan losses	Loans charged-off	Recoveries	Balance Dec 31, 2016

Residential real estate	$2,501	$608	$209	$48	$2,948
Multifamily real estate	821	(36)	-	-	785
Commercial real estate:
Owner occupied	1,509	46	14	2	1,543
Non owner occupied	2,070	380	100	-	2,350
Commercial and industrial	1,033	136	74	45	1,140
Consumer	307	294	340	86	347
All other	1,406	320	273	270	1,723
Total	$9,647	$1,748	$1,010	$451	$10,836

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014
(Dollars in Thousands, Except Per Share Data)

NOTE 5 – LOANS (Continued)

Activity in the allowance for loan losses by portfolio segment for the year ending December 31, 2015 was as follows:

Loan Class	Balance Dec 31, 2014	Provision (credit) for loan losses	Loans charged-off	Recoveries	Balance Dec 31, 2015

Residential real estate	$2,093	$675	$359	$92	$2,501
Multifamily real estate	304	517	-	-	821
Commercial real estate:
Owner occupied	1,501	23	17	2	1,509
Non owner occupied	2,316	(905)	-	659	2,070
Commercial and industrial	1,444	(17)	403	9	1,033
Consumer	243	176	209	97	307
All other	2,446	(143)	1,108	211	1,406
Total	$10,347	$326	$2,096	$1,070	$9,647
Activity in the allowance for loan losses by portfolio segment for the year ending December 31, 2014 was as follows:

Loan Class	Balance Dec 31, 2013	Provision (credit) for loan losses	Loans charged-off	Recoveries	Balance Dec 31, 2014

Residential real estate	$2,694	$(244)	$421	$64	$2,093
Multifamily real estate	417	(113)	-	-	304
Commercial real estate:
Owner occupied	1,407	315	221	-	1,501
Non owner occupied	2,037	602	323	-	2,316
Commercial and industrial	2,184	(589)	168	17	1,444
Consumer	297	47	161	60	243
All other	1,991	516	307	246	2,446
Total	$11,027	$534	$1,601	$387	$10,347

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014
(Dollars in Thousands, Except Per Share Data)

NOTE 5 – LOANS (Continued)

Purchased Loans

The Company holds purchased loans for which there was, at their acquisition date, evidence of deterioration of credit quality since their origination and it was probable, at acquisition, that all contractually required payments would not be collected.  The carrying amount of those loans is as follows at December 31, 2016 and December 31, 2015.

	2016	2015
Residential Real Estate	$1,619	$-
Commercial Real Estate
Owner Occupied	2,013	131
Non owner Occupied	5,396	5,549
Commercial and industrial	232	80
All other	2,061	-
Total carrying amount	$11,321	$5,760
Contractual principal balance	$14,784	$7,251

Carrying amount, net of allowance	$11,311	$5,680

For those purchased loans disclosed above, the Company decreased the allowance for loan losses by $70 for the year ended December 31, 2016 but increased the allowance for loan losses by $31 for the year ended December 31, 2015.

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

Where the Company cannot reasonably estimate the cash flows expected to be collected on the loans, it has continued to account for those loans using the cost recovery method of income recognition.  As such, no portion of a purchase discount adjustment has been determined to meet the definition of an accretable yield adjustment on those loans accounted for using the cost recovery method.  If, in the future, cash flows from the borrower(s) can be reasonably estimated, a portion of the purchase discount would be allocated to an accretable yield adjustment based upon the present value of the future estimated cash flows versus the current carrying value of the loan and the accretable yield portion would be recognized as interest income over the remaining life of the loan.  Until such accretable yield can be calculated, under the cost recovery method of income recognition, all payments will be used to reduce the carrying value of the loan and no income will be recognized on the loan until the carrying value is reduced to zero.  The carrying values of these loans totaled $208 at December 31, 2016 including $199 acquired from Bankshares.  Any loan accounted for under the cost recovery method is also still included as a non-accrual loan in the amounts presented in the tables below.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014
(Dollars in Thousands, Except Per Share Data)

NOTE 5 – LOANS (Continued)

The accretable yield, or income expected to be collected, on the purchased loans above is as follows the three years ended December 31, 2016.

	2016	2015	2014
Balance at January 1	$185	$204	$217
New loans purchased	1,151	-	-
Accretion of income	(128)	(19)	(13)
Income recognized upon full repayment	-	-	-
Reclassifications from non-accretable difference	-	-	-
Disposals	-	-	-
Balance at December 31	$1,208	$185	$204

As part of the acquisition of Bankshares on January 15, 2016, the Company purchased credit impaired loans for which it was probable at acquisition that all contractually required payments would not be collected.  The contractually required payments of such loans totaled $10,040, while the cash flow expected to be collected at acquisition totaled $8,437 and the fair value of the acquired loans totaled $7,286.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014
(Dollars in Thousands, Except Per Share Data)

NOTE 5 – LOANS (Continued)

Past Due and Non-performing Loans

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2016 and December 31, 2015.  The recorded investment in non-accrual loans is less than the principal owed on non-accrual loans due to discounts applied to the carrying value of the loan at time of their acquisition or interest payments made by the borrower which have been used to reduce the recorded investment in the loan rather than recognized as interest income.

December 31, 2016	Principal Owed on Non-accrual Loans	Recorded Investment in Non-accrual Loans	Loans Past Due Over 90 Days, still accruing

Residential real estate	$3,467	$2,794	$606
Multifamily real estate	11,157	11,106	334
Commercial real estate
Owner occupied	1,769	1,704	15
Non owner occupied	294	196	36
Commercial and industrial	2,537	1,209	1,008
Consumer	366	347	-
All other	8,408	8,391	-
Total	$27,998	$25,747	$1,999

December 31, 2015	Principal Owed on Non-accrual Loans	Recorded Investment in Non-accrual Loans	Loans Past Due Over 90 Days, still accruing

Residential real estate	$2,367	$2,091	$867
Multifamily real estate	416	75	-
Commercial real estate
Owner occupied	791	773	558
Non owner occupied	3,732	3,400	-
Commercial and industrial	1,460	337	870
Consumer	257	234	-
All other	287	231	737
Total	$9,310	$7,141	$3,032

Nonaccrual loans and impaired loans are defined differently. Some loans may be included in both categories, and some may only be included in one category. Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014
(Dollars in Thousands, Except Per Share Data)

NOTE 5 – LOANS (Continued)

The following table presents the aging of the recorded investment in past due loans as of December 31, 2016 by class of loans:
Loan Class	Total Loans	30-89 Days Past Due	Greater than 90 days past due	Total Past Due	Loans Not Past Due

Residential real estate	$342,294	$6,113	$1,596	$7,709	$334,585
Multifamily real estate	74,165	-	11,440	11,440	62,725
Commercial real estate:
Owner occupied	129,370	1,746	1,474	3,220	126,150
Non owner occupied	220,836	1,803	159	1,962	218,874
Commercial and industrial	76,736	330	2,120	2,450	74,286
Consumer	30,916	403	223	626	30,290
All other	150,506	577	8,187	8,764	141,742
Total	$1,024,823	$10,972	$25,199	$36,171	$988,652

The following table presents the aging of the recorded investment in past due loans as of December 31, 2015 by class of loans:
Loan Class	Total Loans	30-89 Days Past Due	Greater than 90 days past due	Total Past Due	Loans Not Past Due

Residential real estate	$285,826	$6,298	$1,681	$7,979	$277,847
Multifamily real estate	50,452	1,415	75	1,490	48,962
Commercial real estate:
Owner occupied	119,265	1,354	1,195	2,549	116,716
Non owner occupied	188,918	2,481	3,400	5,881	183,037
Commercial and industrial	68,339	220	1,064	1,284	67,055
Consumer	31,445	288	101	389	31,056
All other	105,501	3,157	935	4,092	101,409
Total	$849,746	$15,213	$8,451	$23,664	$826,082

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014
(Dollars in Thousands, Except Per Share Data)

NOTE 5 – LOANS (Continued)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2016:
	Allowance for Loan Losses				Loan Balances
Loan Class	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total

Residential real estate	$-	$2,948	$-	$2,948	$379	$340,296	$1,619	$342,294
Multifamily real estate	-	785	-	785	13,641	60,524	-	74,165
Commercial real estate:
Owner occupied	244	1,299	-	1,543	2,801	124,556	2,013	129,370
Non-owner occupied	-	2,350	-	2,350	2,373	213,067	5,396	220,836
Commercial and industrial	266	864	10	1,140	1,418	75,086	232	76,736
Consumer	-	347	-	347	-	30,916	-	30,916
All other	86	1,637	-	1,723	12,976	135,469	2,061	150,506
Total	$596	$10,230	$10	$10,836	$33,588	$979,914	$11,321	$1,024,823

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
December 31, 2016, 2015 and 2014
(Dollars in Thousands, Except Per Share Data)

NOTE 5 – LOANS (Continued)

In the tables below, total individually evaluated impaired loans include certain purchased loans that were acquired with deteriorated credit quality that are still individually evaluated for impairment.

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2016.  The table includes $208 of loans acquired with deteriorated credit quality that the Company cannot reasonably estimate cash flows such that they are accounted for on the cost recovery method and are still individually evaluated for impairment.

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Residential real estate	$743	$379	$-
Multifamily real estate	13,692	13,641	-
Commercial real estate
Owner occupied	1,803	1,766	-
Non owner occupied	2,465	2,373	-
Commercial and industrial	2,429	1,338	-
All other	9,868	9,853	-
	31,000	29,350	-
With an allowance recorded:
Commercial real estate
Owner occupied	$1,055	$1,035	$244
Commercial and industrial	431	288	276
All other	3,124	3,123	86
	4,610	4,446	606
Total	$35,610	$33,796	$606

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014
(Dollars in Thousands, Except Per Share Data)

NOTE 5 – LOANS (Continued)

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2015.  The table includes $80 of loans acquired with deteriorated credit quality that the Company cannot reasonably estimate cash flows such that they are accounted for on the cost recovery method and are still individually evaluated for impairment.

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
December 31, 2016, 2015 and 2014
(Dollars in Thousands, Except Per Share Data)

NOTE 5 – LOANS (Continued)

The following table presents by loan class, the average balance of loans individually evaluated for impairment and interest income recognized on these loans for the three years ended December 31, 2016.  The table includes loans acquired with deteriorated credit quality that are still individually evaluated for impairment.

	Year ended Dec 31, 2016			Year ended Dec 31, 2015			Year ended Dec 31, 2014
Loan Class	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized

Residential real estate	$566	$21	$18	$378	$11	$11	$1,964	$267	$267
Multifamily real estate	3,993	198	181	855	685	685	2,221	782	782
Commercial real estate:
Owner occupied	1,475	19	16	1,015	28	27	2,139	179	174
Non-owner occupied	4,527	314	314	4,942	180	180	2,085	711	704
Commercial and industrial	1,249	36	35	810	26	26	1,912	657	657
All other	5,157	219	27	4,023	56	56	7,347	149	149
Total	$16,967	$807	$591	$12,023	$986	$985	$17,668	$2,745	$2,733

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014
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

The following table presents TDR's as of December 31, 2016 and 2015:

December 31, 2016	TDR's on Non-accrual	Other TDR's	Total TDR's

Residential real estate	$129	$464	$593
Multifamily real estate	-	2,201	2,201
Commercial real estate
Owner occupied	-	856	856
Commercial and industrial	62	352	414
All other	751	4,395	5,146
Total	$942	$8,268	$9,210

December 31, 2015	TDR's on Non-accrual	Other TDR's	Total TDR's

Residential real estate	$7	$222	$229
Multifamily real estate	-	2,201	2,201
Commercial real estate
Non owner occupied	-	454	454
Commercial and industrial	-	396	396
All other	-	723	723
Total	$7	$3,996	$4,003

At December 31, 2016, $43 in specific reserves was allocated to loans that had restructured terms. At December 31, 2015, there were no specific reserves allocated to loans that had restructured terms.  There were no commitments to lend additional amounts on these loans.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014
(Dollars in Thousands, Except Per Share Data)

NOTE 5 – LOANS (Continued)

The following table presents TDR's that occurred during the years ended December 31, 2016 and 2015.

	Year ended December 31, 2016			Year ended December 31, 2015
Loan Class	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Residential real estate	8	$483	$483	-	$-	$-
Multifamily real estate	-	-	-	2	3,744	3,744
Commercial real estate				-
Owner occupied	3	865	865	-	-	-
Non owner occupied	1	100	100	-	-	-
Commercial and industrial	1	20	20	-	-	-
All other	1	4,106	4,106	-	-	-
Total	14	$5,574	$5,574	2	$3,744	$3,744

The modifications reported above for the year ended December 31, 2016 involve reducing the borrowers' required monthly payment by offering extended interest only periods that exceed the timeframes customarily offered by the Company and/or lengthening the amortization period for loan repayment, each in an effort to help the borrowers keep their loan current.  The modifications did not include a permanent reduction of the recorded investment in the loans and did not decrease the stated interest rate on loans.   The Company increased the allowance for loan losses related to these loans by $139 during the year ended December 31, 2016.  During the twelve months following modification, the $100 non-owner occupied loan and the $20 commercial and industrial loan failed to comply with the modified terms and resulted in a payment default.  These two loans were subsequently charged-off during the year ended December 31, 2016.

The modifications reported above for the year ended December 31, 2015 involve a modification of one multifamily residential real estate loan during the three months ended March 31, 2015.  The modification did not include a permanent reduction of the recorded investment in the loan and did not increase the allowance for loan losses during the period.  The modification included a lengthening of the amortization period and reduction in the stated interest rate, however the maturity date was reduced to the end of a fifteen month forbearance period with a balloon payment due at maturity.  The loan was fully repaid during the three months ended June 30, 2015.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014
(Dollars in Thousands, Except Per Share Data)

NOTE 5 – LOANS (Continued)

The second multifamily residential real estate loan reported above for the year ended December 31, 2015 was modified with a nine month forbearance agreement requiring payments of interest only.  Cash collateral securing the loan was also released during the forbearance period to allow the borrower to improve the property to secure moderate income tenants.  The maturity period for loan was not extended.

During the years ended December 31, 2015 and 2014, there were no TDR's for which there was a payment default within twelve months following the modification.

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014
(Dollars in Thousands, Except Per Share Data)

NOTE 5 – LOANS (Continued)

As of December 31, 2016, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

Loan Class	Pass	Special Mention	Substandard	Doubtful	Total Loans

Residential real estate	$328,905	$4,880	$8,507	$2	$342,294
Multifamily real estate	59,375	78	14,712	-	74,165
Commercial real estate:
Owner occupied	118,134	6,720	4,516	-	129,370
Non-owner occupied	213,641	4,391	2,804	-	220,836
Commercial and industrial	72,094	2,337	2,275	30	76,736
Consumer	30,369	242	305	-	30,916
All other	134,945	1,958	13,603	-	150,506
Total	$957,463	$20,606	$46,722	$32	$1,024,823

As of December 31, 2015, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

Loan Class	Pass	Special Mention	Substandard	Doubtful	Total Loans

Residential real estate	$273,741	$5,389	$6,689	$7	$285,826
Multifamily real estate	46,135	2,041	2,276	-	50,452
Commercial real estate:
Owner occupied	112,989	3,964	2,312	-	119,265
Non-owner occupied	179,179	2,891	6,848	-	188,918
Commercial and industrial	64,563	2,859	873	44	68,339
Consumer	31,000	269	176	-	31,445
All other	101,839	2,490	1,172	-	105,501
Total	$809,446	$19,903	$20,346	$51	$849,746

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014
(Dollars in Thousands, Except Per Share Data)

NOTE 6 – PREMISES AND EQUIPMENT

Year-end premises and equipment were as follows:

	2016	2015
Land and improvements	$5,713	$4,541
Buildings and leasehold improvements	21,270	17,521
Furniture and equipment	8,608	8,898
Assets purchased not yet placed in service	14	34
	35,605	30,994
Less: accumulated depreciation	(11,381)	(11,153)
	$24,224	$19,841

Operating Leases: The Company leases certain branch and other properties as well as some equipment under operating leases.  Some leases provide for periodic rate adjustments based on cost-of-living index changes. Rent expense, net of rental income, was $1,043, $904, and $935 for 2016, 2015, and 2014.  Rent commitments, before considering renewal options that generally are present, were as follows:

2017	$980
2018	466
2019	247
2020	242
2021	227
Thereafter	1,649
$3,811

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014
(Dollars in Thousands, Except Per Share Data)

NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS

The change in the balance for goodwill during the year is as follows:

	2016	2015	2014
Beginning of year	$33,796	$33,796	$29,875
Acquired goodwill	1,575	-	3,921
Impairment	-	-	-
End of year	$35,371	$33,796	$33,796

Acquired intangible assets at December 31, 2016 and 2015 were as follows.

	2016		2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Core deposit intangible	$8,758	$(4,409)	$7,085	$(4,905)

Aggregate intangible amortization expense was $1,139 for 2016, $853 for 2015, and $818 for 2014.

Estimated amortization expense for each of the next five years:

2017	974
2018	765
2019	656
2020	475
2021	473
Thereafter	1,006
$4,349

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014
(Dollars in Thousands, Except Per Share Data)

NOTE 8 – DEPOSITS

At December 31, 2016 the scheduled maturities of time deposits are as follows:

2017	$224,909
2018	66,965
2019	22,671
2020	21,432
2021	22,664
$358,641

Certain directors and executive officers of the Banks and companies in which they have beneficial ownership were deposit customers of the Banks during 2016 and 2015.  The balance of such deposits at December 31, 2016 and 2015 were approximately $7,881 and $6,854.

NOTE 9 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase generally mature within one to ninety days from the transaction date.  Information concerning securities sold under agreements to repurchase is summarized as follows:

	2016	2015
Year-end balance	$23,820	$21,694
Average balance during the year	$24,573	$16,927
Average interest rate during the year	0.14%	0.22%
Maximum month-end balance during the year	$33,956	$21,763
Weighted average interest rate at year-end	0.09%	0.13%

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014
(Dollars in Thousands, Except Per Share Data)

NOTE 10 – FEDERAL HOME LOAN BANK ADVANCES

The Banks own stock of the Federal Home Loan Bank of Cincinnati, Ohio (FHLB-Cin), and Federal Home Loan Bank of Pittsburgh, Pennsylvania (FHLB-Pitt). This stock allows the Banks to borrow advances from the FHLB.  At December 31, 2016 the total amount of borrowing permitted by the FHLB-Cin was $73,492 and the total amount of borrowing permitted by the FHLB-Pitt was $369,689.

As part of the acquisition of Bankshares, the Company assumed five amortizing advances from FHLB-Pitt to First National Bank, its wholly owned subsidiary, with principal outstanding totaling $1,261 as of the January 15, 2016 acquisition date.  During 2016 the Company paid off the five advances prior to their maturity.  Reported interest expense on the advances includes the periodic accretion of the fair value adjustments and any prepayment penalties incurred.

During 2016 and 2015, the Banks borrowed on a short-term basis and paid-off all FHLB advances as they matured.  There were no borrowings outstanding at December 31, 2016 or 2015.

NOTE 11 – SUBORDINATED DEBENTURES

As part of the acquisition of Bankshares, the Company formally assumed $6,186 of junior subordinated debentures ("Debentures") issued to FNB Capital Trust One ("Trust"), a statutory business trust formed by Bankshares on February 26, 2004.  The Debentures were issued to Trust in exchange for ownership of all of the common equity of Trust and the proceeds of mandatorily redeemable securities sold by Trust to third party investors ("Capital Securities").  Interest on the Debentures is payable quarterly to the Trust at a variable interest rate equal to the three month London Interbank Offered Rate (LIBOR) plus 2.95% updated quarterly.  The interest rate on the Debentures was 3.832% at December 31, 2016.  The Company is not considered the primary beneficiary of this trust (variable interest entity), therefore Trust is not consolidated in the Company's financial statements, but rather the Debentures are shown as a liability.  The Debentures mature on April 24, 2034; however, the Company may redeem the Debentures, in whole or in part, at 100% of the principal amount plus any accrued and unpaid interest.  The Debentures held by Trust are the sole asset of the trust.  The Debentures held by Trust may be included in the Tier 1 capital of the Company (with certain limitations applicable) under current regulatory guidelines and interpretations.

The carrying value of the Debentures includes the remaining unamortized fair value adjustment recorded as a result of the acquisition of Bankshares on January 15, 2016.  Reported interest expense on the Debentures includes the periodic amortization of the fair value adjustment.  The Company's investment in the common stock of the trust is $186 and is included in other assets.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014
(Dollars in Thousands, Except Per Share Data)

NOTE 12 – NOTES PAYABLE AND OTHER BORROWED FUNDS

On August 26, 2015, the Company executed and delivered to First Guaranty Bank of Hammond, Louisiana ("First Guaranty") a Promissory Note and Business Loan Agreement dated August 26, 2015 for the principal amount of $12,000, bearing interest at a fixed rate of 4.00% per annum and requiring 59 monthly principal payments of $143 plus accrued interest and one final principal and interest payment of $3,575 due on August 26, 2020.  The Promissory Note is secured by the pledge of 25% of Premier's interest in Premier Bank, Inc. (a wholly owned subsidiary) under a Commercial Pledge Agreement dated August 26, 2015.  The proceeds of this note were used to refinance a $4,500 balance plus accrued interest due under Premier's previous Promissory Note to First Guaranty; pay off the remaining $5,400 balance plus accrued interest due to The Bankers' Bank of Kentucky, Inc. of Frankfort, Kentucky ("Bankers' Bank") under a Term Note dated September 8, 2010; and pay the remaining $2,000 balance plus accrued interest due on Premier's $5,000 Line of Credit with Bankers' Bank.  The sum of the disbursements totaled $11,946 and the final $54 on the Term Note was not borrowed.  At the time of origination, Premier's chairman owned approximately 23.8% of the voting stock of First Guaranty Bancshares, parent company for First Guaranty.  However, Premier's board of directors, the chairman abstaining, and audit committee determined prior to its vote to authorize the company to enter into the loan transaction that the terms of the financing, including the interest rate and collateral, were no less favorable than those which could be obtained from other financial institutions.  The outstanding principal balance on the borrowing at December 31, 2016 and 2015 was $8,600 and $11,000.

On August 12, 2016 the Company executed and delivered to First Guaranty a Change in Terms Agreement modifying its Promissory Note and Business Loan Agreement dated June 30, 2012 that established a Line of Credit with the bank extending the right to request and receive monies from First Guaranty on the line of credit until June 30, 2019.  The Change in Terms Agreement maintained the principal amount of $3,000, bearing interest floating daily at the "Wall Street Journal" prime rate (currently 3.75%), with a floor of 4.50%.  Under the terms of the Promissory Note, the Company may request and receive advances from First Guaranty from time to time.  Accrued interest on any amounts outstanding is payable monthly, and any amounts outstanding are payable on demand or at maturity.  The Promissory Note is also secured by the pledge of 25% of Premier's interest in Premier Bank (a wholly owned subsidiary) under a Commercial Pledge Agreement modified on June 30, 2012.  At December 31, 2016 and 2015, Premier had no outstanding balance on this line of credit with First Guaranty.

In conjunction with the acquisition of the Bank of Gassaway on April 4, 2014, Premier Bank, Inc. assumed a note payable to Chapman Food Services, Inc. from the Bank of Gassaway dated May 9, 2007.  The note was consideration for the purchase of the land for the bank's Flatwoods branch location and is secured by that branch location.  The note bears a fixed annual interest rate of 5.62%, requires 119 monthly payments of $4 including principal and interest, and a balloon payment of $249 at maturity on May 9, 2017.  The outstanding principal balance on the borrowing at December 31, 2016 and 2015 was $259 and $292.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014
(Dollars in Thousands, Except Per Share Data)

NOTE 12 – NOTES PAYABLE AND OTHER BORROWED FUNDS (Continued)

On September 8, 2010, the Company executed and delivered to Bankers' Bank a Term Note and Business Loan Agreement dated September 8, 2010 in the principal amount of $11,300, bearing interest floating daily at the "JP Morgan Chase" prime rate with a minimum rate of 4.50% (initially 4.50%) and requiring 120 monthly principal payments of $94 plus interest.  The note was secured by a pledge of Premier's 100% interest in Citizens Deposit Bank and Trust, Inc. (a wholly owned subsidiary) under a Stock Pledge and Security Agreement dated September 8, 2010.  The proceeds of this note were used to pay off the remaining $2,904 balance on Premier's $6,500 Term Note with the Bankers' Bank, pay off the $2,400 balance on Premier's $4,300 Line of Credit with the Bankers' Bank and provide a $6,000 capital injection into Citizens Deposit Bank and Trust ("Citizens"), Premier's wholly owned subsidiary, to facilitate Citizens' purchase of four branches from Integra Bank National Association.  The outstanding balance of this loan was paid off on August 26, 2015.

On September 8, 2016 the Company executed and delivered to Bankers' Bank a Line of Credit Renewal Agreement dated September 7, 2016 extending the right to request and receive monies from Bankers' Bank on Premier's existing line of credit until September 7, 2017.  The line of credit renewal maintained the principal amount of $5,000, bearing interest floating daily at the "JP Morgan Chase" prime rate (currently 3.75%), with a floor of 4.50%.  Under the terms of the original Promissory Note, Premier may request and receive advances from Bankers' Bank from time to time, but the aggregate outstanding principal balance under the Promissory Note at any time shall not exceed $5,000.  Accrued interest on amounts outstanding is payable quarterly, and any amounts outstanding are payable on demand or on September 7, 2017.  The Promissory Note is secured by a pledge of Premier's 100% interest in Citizens under a Stock Pledge and Security Agreement dated September 7, 2012.  At December 31, 2016 and 2015, Premier had no outstanding balance on this line of credit with Bankers' Bank.

Scheduled principal payments due on the notes payable subsequent to December 31, 2016 are as follows:

2017	1,975
2018	1,716
2019	1,716
2020	1,716
2021	1,716
Thereafter	20
$8,859

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014
(Dollars in Thousands, Except Per Share Data)

NOTE 13 – INCOME TAXES

The components of the provision (benefit) for income taxes are as follows:

	2016	2015	2014
Current	$6,993	$6,282	$3,775
Deferred	(223)	621	3,395
Change in valuation allowance	-	-	-
Provision for income taxes	$6,770	$6,903	$7,170

The Company's deferred tax assets and liabilities at December 31 are shown below.

	2016	2015
Deferred tax assets
Allowance for loan losses	$3,563	$3,468
Purchase accounting adjustments	312	973
Net operating loss carryforward	513	545
Alternative minimum tax credit carryforward	517	-
Write-downs of other real estate owned	1,214	1,010
Taxable income on non-accrual loans	1,727	1,255
Accrued expenses	153	141
Unrealized loss on investment securities	1,035	-
Other	38	29
Total deferred tax assets	9,072	7,421

Deferred tax liabilities
Amortization of intangibles	$(4,780)	$(4,685)
Depreciation	(1,442)	(1,000)
Federal Home Loan Bank dividends	(355)	(349)
Deferred loan fees	(774)	(664)
Unrealized gain on investment securities	-	(166)
Other	(161)	(51)
Total deferred tax liabilities	(7,512)	(6,915)

Valuation allowance on deferred tax assets	(160)	(160)
Net deferred taxes	$1,400	$346

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014
(Dollars in Thousands, Except Per Share Data)

NOTE 13 – INCOME TAXES (Continued)

At December 31, 2016 the Company had federal net operating loss carryforwards of $984, a federal alternative minimum tax credit carryforward of $517, and various state net operating loss carryforwards of $2,425 which begin to expire in 2022.  The deductibility of these net operating losses is limited under IRC Sec. 382.

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

At both December 31, 2016 and 2015, the Company maintains a valuation allowance of $160 against the portion of its District of Columbia net operating loss carryforward that is not expected to be utilized before expiration due to separate company limitations.  All other deferred tax assets are more likely than not to be utilized; therefore no additional valuation allowance is needed.

An analysis of the differences between the effective tax rates and the statutory U.S. federal income tax rate is as follows:

	2016		2015		2014
U.S. federal income tax rate	$6,630	35.0%	$6,579	34.0%	$6,909	34.0%
Changes from the statutory rate
Impact of graduated federal tax rate	-	-	169	0.9	19	0.1
State income taxes, net	355	1.9	308	1.6	335	1.6
Tax-exempt interest income	(254)	(1.4)	(182)	(0.9)	(175)	(0.9)
Non-deductible interest expense related to carrying tax-exempt interest earning assets	15	0.1	11	0.1	12	0.1
Non-deductible stock compensation expense	26	0.1	34	0.1	55	0.3
Tax credits, net	(42)	(0.2)	(44)	(0.2)	(49)	(0.2)
Other	40	0.2	28	0.1	64	0.3
	$6,770	35.7%	$6,903	35.7%	$7,170	35.3%

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014
(Dollars in Thousands, Except Per Share Data)

NOTE 13 – INCOME TAXES (Continued)

Unrecognized Tax Benefits: The Company does not have any beginning or ending unrecognized tax benefits. The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.  There were no interest and penalties recorded in the income statement or accrued for the years ended December 31, 2016, 2015 and 2014 related to unrecognized tax benefits.

The Company and its subsidiaries file a consolidated U.S. Corporation income tax return and a combined return in the state of West Virginia and the District of Columbia. The Company also files a corporate income tax return in the state of Kentucky and Maryland.  The Company is no longer subject to examination by taxing authorities for years before 2013.

NOTE 14 – EMPLOYEE BENEFIT PLANS

The Company has qualified profit sharing plans that cover substantially all employees. Contributions to the plans consist of a Company match and additional amounts at the discretion of the Company's Board of Directors.  Total contributions to the plans were $540, $428, and $298 in 2016, 2015, and 2014.

NOTE 15 – STOCK COMPENSATION EXPENSE

From time to time the Company grants stock options to its employees.  The Company estimates the fair value of the options at the time they are granted to employees and expenses that fair value over the vesting period of the option grant.  In 2012, the Company registered 550,000 shares of its common stock to be reserve for stock based incentive programs over the subsequent 10 years ("the 2012 Long-term Incentive Plan").

On March 16, 2016, 55,990 incentive stock options were granted out of the 2012 Long Term Incentive Plan at an exercise price of $13.55, the closing market price of Premier's common stock on the grant date.  These options vest in three equal annual installments ending on March 16, 2019.  On March 18, 2015, 52,415 incentive stock options were granted out of the 2012 Long Term Incentive Plan at an exercise price of $13.38, the closing market price of Premier's common stock on the grant date.  These options vest in three equal annual installments ending on March 18, 2018.  On March 19, 2014, 50,930 incentive stock options were granted out of the 2012 Long Term Incentive Plan at an exercise price of $13.12, the closing market price of Premier's common stock on the grant date.  These options vest in three equal annual installments ending on March 19, 2017.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014
(Dollars in Thousands, Except Per Share Data)

NOTE 15 – STOCK COMPENSATION EXPENSE (Continued)

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

	2016	2015	2014
Risk-free interest rate	1.41%	1.41%	2.78%
Expected option life (yrs)	5.00	5.00	10.00
Expected stock price volatility	16.48%	17.20%	31.19%
Dividend yield	4.03%	3.53%	3.33%
Weighted average fair value of options granted during the year	$1.06	$1.25	$3.40
The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield in effect at the time of the grant.  The expected option life for the 2016 and 2015 grants were estimated based upon the weighted-average life of options exercised since January 1, 2012.  The expected option life for the 2014 grant was estimated since there had been little option exercise history at the time of that grant.  The expected stock price volatility is based on historical volatilities of the Company's common stock during the three-year period prior to the grant date.  The dividend yield was estimated by annualizing the current quarterly dividend on the Company's common stock at the time of the option grant.

On March 16, 2016, 7,700 shares of Premier's common stock were granted to Robert W. Walker as stock-based bonus compensation under the 2012 Long-term Incentive Plan.  The fair value of the stock at the time of the grant was $13.55 per share based upon the closing price of Premier's stock on the date of grant and $104 of stock-based compensation was recorded as a result.

On March 18, 2015, 7,700 shares of Premier's common stock were granted to Robert W. Walker as stock-based bonus compensation under the 2012 Long-term Incentive Plan.  The fair value of the stock at the time of the grant was $13.38 per share based upon the closing price of Premier's stock on the date of grant and $103 of stock-based compensation was recorded as a result.  On November 1, 2015, 110 shares of Premier's common stock were granted to J. Mark Bias, newly appointed president of Premier Bank, as stock-based bonus compensation under the 2012 Long-term Incentive Plan.  The fair value of the stock at the time of the grant was $13.63 per share based upon the closing price of Premier's stock on the date of grant and $1 of stock-based compensation was recorded as a result.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014
(Dollars in Thousands, Except Per Share Data)

NOTE 15 – STOCK COMPENSATION EXPENSE (Continued)

Compensation expense of $178, $204, and $248 was recorded for the years ended December 31, 2016, 2015, and 2014, respectively.  Stock-based compensation expense is recognized ratably over the requisite service period for all awards. Unrecognized stock-based compensation expense related to stock options totaled $45 at December 31, 2016. This unrecognized expense is expected to be recognized over the next 26 months based on the vesting periods of the options.

During the year ending December 31, 2016, 96,880 options were exercised while 50,700 options were exercised during the year ending December 31, 2015 and 130,357 options were exercised during the year ending December 31, 2014.

A summary of the Company's stock option activity is as follows:

	----------2016----------		----------2015----------		----------2014----------
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Outstanding at beginning of year	274,030	$10.56	301,336	$10.05	389,709	$8.95
Grants	55,990	13.55	52,415	13.38	50,930	13.12
Exercises	(96,880)	9.12	(50,700)	9.19	(130,357)	8.05
Forfeitures or expired	(29,150)	14.27	(29,021)	12.74	(8,946)	8.43
Outstanding at year-end	203,990	$11.54	274,030	$10.56	301,336	$10.05

Exercisable at year-end	113,090	$10.02	191,161	$9.59	185,375	$9.70
Weighted average remaining life	5.3		4.5		6.1

Options outstanding at year-end are expected to fully vest.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014
(Dollars in Thousands, Except Per Share Data)

NOTE 15 – STOCK COMPENSATION EXPENSE (Continued)

Additional information regarding stock options outstanding and exercisable at December 31, 2016 is provided in the following table:

	- - - - - - - - Outstanding - - - - - - - -			- - - - - - - - Currently Exercisable - - - - - - - -
Range of Exercise Prices	Number	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value

$5.00 to $7.50	1,100	$5.96	$16	1,100	2.1	$5.95	$16
$7.51 to $10.00	42,475	6.98	557	42,475	4.4	6.98	557
$10.01 to $12.50	37,070	10.82	344	37,070	4.5	10.82	344
$12.51 to $15.00	123,345	13.38	829	32,445	7.6	13.21	223
Outstanding at Dec 31, 2016	203,990	11.54	$1,746	113,090	5.3	10.02	$1,140

NOTE 16 – RELATED PARTY TRANSACTIONS

During 2016, 2015 and 2014, the Company paid approximately $448, $441, and $543 for printing, supplies, statement rendering, furniture, and equipment to a company affiliated by common ownership.  The Company also paid another affiliate approximately $1,969 in 2014 to permit the Company's employees to participate in that entity's employee medical benefit plan.  Participation in the medical benefit plan was terminated in 2014 and the Company now purchases employee medical insurance through a third-party vendor.

During 2016, 2015 and 2014, the Company paid approximately $52, $52, and $52 to lease its headquarters facility at 2883 Fifth Avenue, Huntington, West Virginia from River City Properties, LLC, an entity 20.0% owned by the Company's Chairman of the Board and 20.0% owned by another member of the Board of Directors.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014
(Dollars in Thousands, Except Per Share Data)

NOTE 17 – EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the earnings per common share and earnings per common share assuming dilution computations for 2016, 2015 and 2014 is presented below:

	2016	2015	2014
Basic earnings per share:
Income available to common stockholders	$12,174	$12,446	$12,552
Weighted average common shares outstanding	10,539,271	8,978,972	8,898,692
Earnings per share	$1.16	$1.38	$1.41

Diluted earnings per share:
Income available to common stockholders	$12,174	$12,446	$12,552
Weighted average common shares outstanding	10,539,271	8,978,972	8,898,692
Add dilutive effects of potential additional common stock	64,248	229,863	557,234
Weighted average common and dilutive potential Common shares outstanding	10,603,519	9,208,835	9,455,926
Earnings per share assuming dilution	$1.15	$1.35	$1.33

Stock options for 25,850 and 25,850 shares of common stock were not considered in computing diluted earnings per share for 2015 and 2014 because they were antidilutive.  There were no stock options considered antidilutive for 2016.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014
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
December 31, 2016, 2015 and 2014
(Dollars in Thousands, Except Per Share Data)

NOTE  18 – FAIR VALUE (Continued)

The carrying amounts and estimated fair values of financial instruments at December 31, 2016 were as follows:

		Fair Value Measurements at December 31, 2016 Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and due from banks	$97,163	$97,163	$-	$-	$97,163
Time deposits with other banks	2,332	-	2,352	-	2,352
Federal funds sold	7,555	7,555	-	-	7,555
Securities available for sale	288,607	-	288,607	-	288,607
Loans, net	1,013,987	-	-	1,004,388	1,004,388
Federal Home Loan Bank stock	3,200	n/a	n/a	n/a	n/a
Interest receivable	3,862	-	771	3,091	3,862

Financial liabilities
Deposits	$(1,279,386)	$(920,745)	$(354,885)	$-	$(1,275,630)
Securities sold under agreements to repurchase	(23,820)	-	(23,820)	-	(23,820)
Other borrowed funds	(8,859)	-	(8,906)	-	(8,906)
Subordinated debt	(5,343)	-	(5,341)	-	(5,341)
Interest payable	(364)	(7)	(357)	-	(364)

The carrying amounts and estimated fair values of financial instruments at December 31, 2015 were as follows:

		Fair Value Measurements at December 31, 2015 Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and due from banks	$66,704	$66,704	$-	$-	$66,704
Federal funds sold	5,835	5,835	-	-	5,835
Securities available for sale	255,466	-	255,466	-	255,466
Loans, net	840,099	-	-	838,867	838,867
Federal Home Loan Bank stock	3,072	n/a	n/a	n/a	n/a
Interest receivable	3,162	-	633	2,529	3,162

Financial liabilities
Deposits	$(1,060,196)	$(726,018)	$(331,747)	$-	$(1,057,765)
Securities sold under agreements to repurchase	(21,694)	-	(21,694)	-	(21,694)
Other borrowed funds	(11,292)	-	(11,318)	-	(11,318)
Interest payable	(321)	(6)	(315)	-	(321)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014
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

Assets and liabilities measured at fair value on a recurring basis at December 31, 2016 are summarized below:

		Fair Value Measurements at December 31, 2016 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available for sale
Mortgage-backed securities
U. S. agency MBS - residential	$174,177	$-	$174,177	$-
U. S. agency CMO's	73,267	-	73,267	-
Total mortgage-backed securities of government sponsored agencies	247,444	-	247,444	-
U. S. government sponsored agency securities	24,501	-	24,501	-
Obligations of states and political subdivisions	16,662	-	16,662	-
Total securities available for sale	$288,607	$-	$288,607	$-

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014
(Dollars in Thousands, Except Per Share Data)

NOTE  18 – FAIR VALUE (Continued)

Assets and liabilities measured at fair value on a recurring basis at December 31, 2015 are summarized below:

		Fair Value Measurements at December 31, 2015 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available for sale
Mortgage-backed securities
U. S. agency MBS - residential	$132,347	$-	$132,347	$-
U. S. agency CMO's	105,122	-	105,122	-
Total mortgage-backed securities of government sponsored agencies	237,469	-	237,469	-
U. S. government sponsored agency securities	10,429	-	10,429	-
Obligations of states and political subdivisions	7,568	-	7,568	-
Total securities available for sale	$255,466	$-	$255,466	$-

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2016 and 2015:

Securities Available-for-sale
	Year Ended Dec. 31, 2016	Year Ended Dec. 31, 2015
Balance of recurring Level 3 assets at beginning of period	$-	$140
Total gains or losses (realized/unrealized):
Included in earnings – realized	-	-
Included in earnings – unrealized	-	-
Included in other comprehensive income	-	-
Purchases, sales, issuances and settlements, net	-	(140)
Transfers in and/or out of Level 3	-	-
Balance of recurring Level 3 assets at year-end	$-	$-

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014
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
December 31, 2016, 2015 and 2014
(Dollars in Thousands, Except Per Share Data)

NOTE  18 – FAIR VALUE (Continued)

Assets and liabilities measured at fair value on a non-recurring basis at December 31, 2016 are summarized below:

		Fair Value Measurements at December 31, 2016 Using
	Dec 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Commercial Real Estate
Owner Occupied	$793	$-	$-	$793
Commercial and Industrial	12	-	-	12
All Other	3,036	-	-	3,036
Total impaired loans	$3,841	$-	$-	$3,841

Other real estate owned:
Residential real estate	$613	$-	$-	$613
Commercial Real Estate
Owner occupied	175	-	-	175
Non-owner Occupied	2,153	-	-	2,153
All Other	3,683	-	-	3,683
Total OREO	$6,624	$-	$-	$6,624

Impaired loans, which are measured for impairment using the value of the collateral for collateral dependent loans, had a carrying amount of $4,446 at December 31, 2016 with a valuation allowance of $606 resulting in a provision for loan losses of $491 for the year ended December 31, 2016.

Other real estate owned measured at fair value less costs to sell, had a net carrying amount of $6,624, which is made up of the outstanding balance of $9,900, net of a valuation allowance of $3,276 at December 31, 2016, resulting in write downs of $547 during the year ended December 31, 2016.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014
(Dollars in Thousands, Except Per Share Data)

NOTE  18 – FAIR VALUE (Continued)

The significant unobservable inputs related to assets and liabilities measured at fair value on a non-recurring basis at December 31, 2016 are summarized below:

	December 31, 2016	Valuation Techniques	Unobservable Inputs	Range (Weighted Avg)
Impaired loans:
Commercial Real Estate
Owner Occupied	$793	sales comparison	adjustment for limited salability of specialized property	9.3%-76.4% (19.3%)
Commercial and Industrial	12	sales comparison	adjustment for differences between the comparable sales	8.0%-8.0% (8.0%)
All Other	3,036	sales comparison	adjustment for differences between the comparable sales	5.7%-9.0% (8.0%)
Total impaired loans	$3,841

Other real estate owned:
Residential Real Estate	$613	sales comparison	adjustment for differences between the comparable sales	0.7%-86.8% (25.2%)
Commercial Real Estate
Owner Occupied	175	sales comparison	adjustment for differences between the comparable sales	21.8%-21.8% (21.8%)
Non-owner Occupied	2,153	sales comparison	adjustment for differences between the comparable sales	17.2%-27.6% (25.7%)
All Other	3,683	sales comparison	adjustment for estimated realizable value	15.1%-45.4% (21.8%)
Total OREO	$6,624

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014
(Dollars in Thousands, Except Per Share Data)

NOTE  18 – FAIR VALUE (Continued)

Assets and liabilities measured at fair value on a non-recurring basis at December 31, 2015 are summarized below:

		Fair Value Measurements at December 31, 2015 Using
	Dec 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Commercial Real Estate
Owner Occupied	$133	$-	$-	$133
Non-owner Occupied	258	-	-	258
Total impaired loans	391	$-	$-	$391

Other real estate owned:
Residential real estate	$648	$-	$-	$648
Commercial Real Estate
Owner occupied	260	-	-	260
Non-owner Occupied	2,253	-	-	2,253
All Other	4,898	-	-	4,898
Total OREO	$8,059	$-	$-	$8,059

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014
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
December 31, 2016, 2015 and 2014
(Dollars in Thousands, Except Per Share Data)

NOTE 19 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Banks are parties to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of their customers.  These financial instruments include standby letters of credit and commitments to extend credit in the form of unused lines of credit. The Banks use the same credit policies in making commitments and conditional obligations as they do for on-balance sheet instruments.  In addition, the Banks offer a service whereby deposit customers, for a fee, are permitted to overdraw their accounts up to a certain de minimis amount, also known as "courtesy overdraft protection".  The aggregate unused portion of "overdraft protection" was $16,641 and $13,459 at December 31, 2016 and 2015.

At December 31, 2016 and 2015, the Banks had the following financial instruments whose approximate contract amounts represent credit risk:

	2016	2015
Standby letters of credit	$11,415	$6,700

Commitments to extend credit
Fixed	$27,607	$15,898
Variable	94,234	78,482

Standby letters of credit represent conditional commitments issued by the Banks to guarantee the performance of a third party.  The credit risk involved in issuing these letters of credit is essentially the same as the risk involved in extending loans to customers.  Collateral held varies but primarily includes real estate and certificates of deposit.  Some letters of credit are unsecured.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Outstanding commitments are at current market rates.  Fixed rate loan commitments have interest rates ranging from 3.00% to 21.00%. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Banks evaluate each customer's creditworthiness on a case-by-case basis. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Collateral held varies but may include accounts receivable, inventory, property and equipment, and income producing properties.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014
(Dollars in Thousands, Except Per Share Data)

NOTE 20 - LEGAL PROCEEDINGS

Legal proceedings involving the Company and its subsidiaries periodically arise in the ordinary course of business, including claims by debtors and their related interests against the Company's subsidiaries following initial collection proceedings. These legal proceedings sometimes can involve claims for substantial damages.  At December 31, 2016 management is unaware of any legal proceedings for which the expected outcome would have a material adverse effect upon the consolidated financial statements of the Company.

NOTE 21 - STOCKHOLDERS' EQUITY

The Company's principal source of funds for dividend payments to shareholders is dividends received from the subsidiary Banks.  Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies.  Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year's net profits, as defined, combined with the retained net profits of the preceding two years, subject to the capital requirements and additional restrictions as discussed below.  During 2017 the Banks could, without prior approval, declare dividends to the Company of approximately $4.1 million plus any 2017 net profits retained to the date of the dividend declaration.

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

These quantitative measures established by regulation to ensure capital adequacy require the Company and Banks to maintain minimum amounts and ratios (set forth in the following tables).   The final rules implementing the Basel Committee on Banking Supervision's capital guidelines for U.S. Banks (Basel III rules) became effective for the Company and Banks on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule by January 1, 2019.  The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital.  Management believes, as of December 31, 2016 the Company and the Banks meet all quantitative capital adequacy requirements to which they are subject.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014
(Dollars in Thousands, Except Per Share Data)

NOTE 21 - STOCKHOLDERS' EQUITY (Continued)

The Company's and the subsidiary Banks' capital amounts and ratios as of December 31, 2016 are presented in the table below.
					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes (1)		Action Provisions
2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets):
Consolidated (2)	$158,433	15.0%	$84,779	8%	$105,973	10%
Premier Bank, Inc.	119,860	15.3	62,720	8	78,400	10
Citizens Deposit Bank	39,725	14.3	22,181	8	27,727	10

Tier I Capital (to risk-weighted assets):
Consolidated (2)	$147,597	13.9%	$63,584	6%	$84,779	8%
Premier Bank, Inc.	111,538	14.2	47,040	6	62,720	8
Citizens Deposit Bank	37,211	13.4	16,636	6	22,181	8

Common Equity Tier I Capital (to risk-weighted assets):
Consolidated (2)	$142,024	13.4%	$47,688	4.5%	$68,883	6.5%
Premier Bank, Inc.	111,538	14.2	35,280	4.5	50,960	6.5
Citizens Deposit Bank	37,211	13.4	12,477	4.5	18,022	6.5

Tier I Capital (to average assets):
Consolidated (2)	$147,597	10.1%	$58,420	4%	$73,025	5%
Premier Bank, Inc.	111,538	10.6	42,159	4	52,699	5
Citizens Deposit Bank	37,211	9.1	16,289	4	20,361	5
(1) The ratios for capital adequacy purposes do not include the additional capital conservation buffer. (2) The consolidated company is not subject to Prompt Corrective Action Provisions.
Beginning on January 1, 2016 an additional capital conservation buffer has been added to the minimum regulatory capital ratios under the regulatory framework for prompt corrective action.  The capital conservation buffer will be measured as a percentage of risk weighted assets and will be phased-in over a four year period from 2016 thru 2019.  When fully implemented, the capital conservation buffer will be 2.50% of risk weighted assets over and above the regulatory minimum capital ratios for Common Equity Tier 1 Capital (CET1) to risk weighted assets, Tier 1 Capital to risk weighted assets, and Total Capital to risk weighted assets.  The consequences of not meeting the capital conservation buffer thresholds include restrictions on the payment of dividends, restrictions on the payment of discretionary bonuses, and restrictions on the repurchasing of common shares by the Company.  As shown in the table above, the capital ratios of the Affiliate Banks and the Company already exceed the new minimum capital ratios plus the fully phased-in 2.50% capital buffer requiring a CET1 Capital to risk weighted assets ratio of at least 7.00%, a Tier 1 Capital to risk weighted assets ratio of at least 8.50% and a Total Capital to risk weighted assets ratio of at least 10.50%.  The Company's capital conservation buffer at December 31, 2016 was 6.95%, well in excess of the fully phased-in 2.50% required by December 31, 2019.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014
(Dollars in Thousands, Except Per Share Data)

NOTE 21 - STOCKHOLDERS' EQUITY (Continued)

The Company's and the subsidiary Banks' capital amounts and ratios as of December 31, 2015 are presented in the table below.
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
(1) The consolidated company is not subject to Prompt Corrective Action Provisions.

As of December 31, 2016 and 2015, the most recent notification from each of the Banks' primary Federal regulators categorized the subsidiary Banks as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Banks must maintain minimum Total risk-based, Tier 1 risk-based, Tier 1 leverage and Common Equity Tier 1 risk-based ratios as set forth in the tables above.  There are no conditions or events since that notification that management believes have changed the Banks' categories.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014
(Dollars in Thousands, Except Per Share Data)

NOTE 22 - PARENT COMPANY FINANCIAL STATEMENTS

Condensed Balance Sheets
December 31
	2016	2015
ASSETS
Cash	$6,699	$5,424
Investment in subsidiaries	181,520	153,026
Premises and equipment	293	230
Other assets	427	358

Total assets	$188,939	$159,038

LIABILITIES AND STOCKHOLDERS' EQUITY
Other liabilities	$812	$806
Other borrowed funds	8,600	11,000
Subordinated debt	5,343	-
Total liabilities	14,755	11,806

Stockholders' equity
Common stock	109,911	69,319
Retained earnings	66,195	77,592
Accumulated other comprehensive income (loss)	(1,922)	321
Total stockholders' equity	174,184	147,232

Total liabilities and stockholders' equity	$188,939	$159,038

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014
(Dollars in Thousands, Except Per Share Data)

NOTE 22 - PARENT COMPANY FINANCIAL STATEMENTS (Continued)

Condensed Statement of Operations
Years Ended December 31
	2016	2015	2014
Income
Dividends from subsidiaries	$10,840	$13,390	$14,340
Interest and dividend income	9	2	6
Other income	1,766	1,565	2,364
Total income	12,615	14,957	16,710

Expenses
Interest expense	401	494	550
Salaries and employee benefits	2,744	2,703	2,814
Occupancy and equipment expenses	302	268	272
Professional fees	307	264	337
Other expenses	917	523	509
Total expenses	4,671	4,252	4,482

Income before income taxes and equity in undistributed income of subsidiaries	7,944	10,705	12,228

Income tax (benefit)	(988)	(875)	(728)

Income before equity in undistributed income of subsidiaries	8,932	11,580	12,956
Equity in undistributed income of subsidiaries	3,242	866	194
Net income	$12,174	$12,446	$13,150

Preferred stock dividends and accretion	-	-	(598)
Net income available to common stockholders	$12,174	$12,446	$12,552

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014
(Dollars in Thousands, Except Per Share Data)

NOTE 22 - PARENT COMPANY FINANCIAL STATEMENTS (Continued)

Condensed Statement of Cash Flows
Years Ended December 31
	2016	2015	2014
Cash flows from operating activities
Net income	$12,174	$12,446	$13,150
Adjustments to reconcile net income to net cash from operating activities
Depreciation	94	84	75
Amortization	35	-	-
Stock compensation expense	178	204	248
Gain from sales of assets	-	-	(947)
Equity in undistributed earnings of subsidiaries	(3,242)	(866)	(194)
Change in other assets	(174)	100	1,060
Change in other liabilities	(58)	(49)	89
Net cash from operating activities	9,007	11,919	13,481

Cash flows from investing activities
Proceeds from sales of other real estate owned	-	-	947
Acquisition of subsidiary, net of cash received	25	-	-
Purchases of fixed assets, net of proceeds from asset sales	(159)	(149)	(33)
Net cash from investing activities	(134)	(149)	914

Cash flows from financing activities
Cash dividends on preferred stock	-	-	(553)
Cash dividends paid to shareholders	(5,933)	(4,573)	(4,854)
Repurchase of preferred stock	-	-	(12,000)
Purchase of warrant	-	(5,675)	-
Cash in lieu of fractional shares	(16)	-	-
Proceeds from stock option exercises	751	222	731
Proceeds from other borrowed funds	-	15,946	-
Payments on other borrowed funds	(2,400)	(16,346)	(2,400)
Net cash from financing activities	(7,598)	(10,426)	(19,076)

Net change in cash and cash equivalents	1,275	1,344	(4,681)

Cash and cash equivalents at beginning of year	5,424	4,080	8,761
Cash and cash equivalents at end of year	$6,699	$5,424	$4,080

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014
(Dollars in Thousands, Except Per Share Data)

NOTE 23 - QUARTERLY FINANCIAL DATA (UNAUDITED)

				Earnings Per Share
	Interest Income	Net Interest Income	Net Income	Basic	Diluted
2016
First Quarter	$14,210	$13,055	$2,979	$0.29	$0.29
Second Quarter	14,666	13,491	2,624	0.25	0.25
Third Quarter	14,865	13,716	3,164	0.30	0.30
Fourth Quarter	14,600	13,436	3,407	0.32	0.32

2015
First Quarter	$13,013	$11,964	$3,142	$0.35	$0.33
Second Quarter	12,955	11,923	3,127	0.35	0.34
Third Quarter	13,782	12,783	3,325	0.37	0.37
Fourth Quarter	12,661	11,710	2,852	0.32	0.31
In 2016, interest income increased steadily each quarter largely due increase increases in loans outstanding.  Interest income in the fourth quarter of 2016 was lower than previous quarters largely due to the reversal of accrued interest on loans placed on non-accrual status during the quarter.  The increases and decrease in interest income resulted in similar increases and decrease in net interest income in 2016.  Also contributing to an overall increase in interest income and net interest income, when compared to the quarterly income amounts in 2015, was the acquisition of the Bankshares on January 15, 2016.  The interest income from the loans and investments and interest expense on deposits and borrowings of Bankshares are included in the quarterly financial results beginning in the first quarter of 2016.  The increase in net interest income did not carry all the way through to increases in quarterly net income until the third quarter 2016 largely due to professional fees and conversion expenses related to the acquisition of Bankshares incurred during the first two quarters of 2016 and an additional provision for loan losses in the second quarter of 2016 related to potential losses from flooding experienced in areas of the Company's West Virginia markets.  Earnings per share amounts were lower in 2016 due to the additional shares issued to acquire Bankshares.

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014
(Dollars in Thousands, Except Per Share Data)

NOTE 24 – PREFERRED STOCK AND COMMON STOCK WARRANT

On October 2, 2009, as part of the Troubled Asset Relief Program ("TARP") Capital Purchase Program, the Company entered into a Letter Agreement and Securities Purchase Agreement (collectively, the "Purchase Agreement") with the United States Department of the Treasury ("U.S. Treasury").  Pursuant to the Purchase Agreement, the Company issued and sold to the U.S. Treasury 22,252 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, no par value, with a liquidation preference of one thousand dollars per share (the "Series A Preferred Stock") and a ten-year warrant (the "Warrant") to purchase 691,446 (historically, 628,588 as adjusted for the 10% stock dividend) shares of the Company's common stock, no par value, at an exercise price of $4.83 per share (historically $5.31 per share), for an aggregate purchase price of $22,252 in cash.
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
Under terms of the Warrant, the exercise price and the number of shares that can be purchased were adjusted based upon certain events including common stock dividends paid to shareholders that exceed the $0.10 per share regular quarterly dividend paid by Premier at the time the Warrant was issued.  Due to dividends paid in 2015 and 2014 that were either special cash dividends or dividends that exceeded the $0.10 regular quarterly cash dividend per share defined in the terms of the Warrant, the Warrant was adjusted to permit the purchase of 700,016 (historically 636,378) shares of the Company's common stock at an exercise price of $4.77 (historically $5.25) per share.  On May 6, 2015, Premier purchased the Warrant from the U.S. Treasury for $5,675.  Premier borrowed $4,000 on its line of credit with the Bankers Bank of Kentucky and used $1,675 of its cash and cash equivalents to complete the purchase.  The purchase reduced shareholders' equity and regulatory capital by the $5,675 purchase price but also reduced the dilutive effect of potential additional common shares.  See Note 16 above for additional information on the calculation of diluted earnings per share.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2016

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

Management's report on internal controls over financial reporting is included in Item 8 above.

C. Changes in Internal Controls over Financial Reporting

Changes in internal controls over financial reporting is included in Item 8 above.

Item 9B.  Other Information

None

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2016

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
December 31, 2016

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

1. Financial Statements:

2. Financial Statement Schedules:

No financial statement schedules have been included as part of this report because they are either not required or the information is otherwise included.

3. List of Exhibits:

The following is a list of exhibits required by Item 601 of Regulation S-K and by paragraph (c) of this Item 15.

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
December 31, 2016

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

***10.2	Form of Stock Option Agreement pursuant to 2002 Employee Stock Ownership Incentive Plan, filed as Exhibit 10.1 to form 8-K filed January 24, 2005, is incorporated herein by reference.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2016

Exhibit Number	Description of Document
10.3	Loan Agreement between Premier Financial Bancorp, Inc. and First Guaranty Bank, Hammond, Louisiana, filed as Exhibit 10.1 to form 8-K filed May 1, 2008, is incorporated herein by reference.
10.4	Promissory Note to First Guaranty Bank, Hammond, Louisiana, filed as Exhibit 10.2 to form 8-K filed May 1, 2008, is incorporated herein by reference.
10.5	Change in Terms Agreement with First Guaranty Bank, Hammond, Louisiana, filed as Exhibit 10.1 to form 8-K filed January 4, 2010, is incorporated herein by reference.
10.6	Loan Agreement between Premier Financial Bancorp, Inc. and The Kentucky Bankers' Bank, Inc. filed as Exhibit 10.1 to form 8-K filed on September 10, 2010, is incorporated herein by reference.
10.7	Term Note to The Kentucky Bankers' Bank, Inc. filed as Exhibit 10.2 to form 8-K filed on September 10, 2010, is incorporated herein by reference.
10.8
Stock Pledge and Security Agreement between Premier Financial Bancorp, Inc. and The Kentucky Bankers' Bank, Inc. filed as Exhibit 10.3 to form 8-K filed on September 10, 2010, is incorporated herein by reference.

***10.9
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
10.12
Commercial Pledge Agreement between Premier Financial Bancorp, Inc. and First Guaranty Bank, Hammond, Louisiana filed as Exhibit 10.3 to form 8-K filed June 29, 2012, is incorporated herein by reference.

10.13	Loan Agreement between Premier Financial Bancorp, Inc. and The Kentucky Bankers' Bank, Inc. filed as Exhibit 10.1 to form 8-K filed on September 10, 2012, is incorporated herein by reference.
10.14	Promissory Note to The Kentucky Bankers' Bank, Inc. filed as Exhibit 10.2 to form 8-K filed on September 10, 2012, is incorporated herein by reference.
10.15
Stock Pledge and Security Agreement between Premier Financial Bancorp, Inc. and The Kentucky Bankers' Bank, Inc. filed as Exhibit 10.3 to form 8-K filed on September 10, 2012, is incorporated herein by reference.

***10.16	Form of Stock Option Agreement pursuant to 2012 Long Term Incentive Plan, filed as Exhibit 10.1 to form 8-K filed March 21, 2013, is incorporated herein by reference.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2016

Exhibit Number	Description of Document
10.17
Change in Terms Agreement between Premier Financial Bancorp, Inc. and First Guaranty Bank, Hammond, Louisiana, dated April 24, 2013 related to the Term Note filed as Exhibit 10.1 to form 8-K filed April 30, 2013, is incorporated herein by reference.

10.18
Change in Terms Agreement between Premier Financial Bancorp, Inc. and First Guaranty Bank, Hammond, Louisiana, dated April 24, 2013 related to the Line of Credit filed as Exhibit 10.2 to form 8-K filed April 30, 2013, is incorporated herein by reference.

10.19
Line of Credit Renewal Agreement between Premier Financial Bancorp, Inc. and The Bankers' Bank of Kentucky, Inc. dated September 7, 2013 filed as Exhibit 10.4 to form 8-K filed September 11, 2013, is incorporated herein by reference.

10.20
Line of Credit Renewal Agreement between Premier Financial Bancorp, Inc. and The Bankers' Bank of Kentucky, Inc. dated September 7, 2014 filed as Exhibit 10.4 to form 8-K filed October 10, 2014, is incorporated herein by reference.

10.21	Loan Agreement between Premier Financial Bancorp, Inc. and First Guaranty Bank, Hammond, Louisiana, filed as Exhibit 10.1 to form 8-K filed August 27, 2015, is incorporated herein by reference.
10.22	Promissory Note to First Guaranty Bank, Hammond, Louisiana, filed as Exhibit 10.2 to form 8-K filed August 27, 2015, is incorporated herein by reference.
10.23
Commercial Pledge Agreement between Premier Financial Bancorp, Inc. and First Guaranty Bank, Hammond, Louisiana filed as Exhibit 10.3 to form 8-K filed August 27, 2015, is incorporated herein by reference.

10.24
Line of Credit Renewal Agreement between Premier Financial Bancorp, Inc. and The Bankers' Bank of Kentucky, Inc. dated September 7, 2015 filed as Exhibit 10.4 to form 8-K filed October 1, 2015, is incorporated herein by reference.

10.25
Line of Credit Renewal Agreement between Premier Financial Bancorp, Inc. and The Bankers' Bank of Kentucky, Inc. dated September 7, 2016 filed as Exhibit 10.4 to form 8-K filed September 13, 2016, is incorporated herein by reference.

14.1
Premier Financial Bancorp, Inc. Code of Ethics for the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, filed as Exhibit 14.1 to form 10-K filed on April 14, 2004, is incorporated herein by reference.

14.2	Premier Financial Bancorp, Inc. Code of Business Conduct and Ethics, filed as Exhibit 14.2 to form 10-K filed on April 14, 2004, is incorporated herein by reference.
21	Subsidiaries of registrant
23	Consent of Independent Registered Public Accounting Firm

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2016

Exhibit Number	Description of Document
31.1	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Robert W. Walker
31.2	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Brien M. Chase
32	Robert W. Walker and Brien M. Chase Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002
*** Denotes executive compensation plans and arrangements.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2016

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PREMIER FINANCIAL BANCORP, INC.

By: /s/ Robert W. Walker, President
Robert W. Walker, President

Date: March 16, 2017

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ Robert W. Walker	Principal Executive and Director	March 16, 2017
Robert W. Walker

/s/ Brien M. Chase	Principal Financial and Accounting	March 16, 2017
Brien M. Chase	Officer

/s/ Toney K. Adkins	Director	March 15, 2017
Toney K. Adkins

Director
Harry M. Hatfield

/s/ Lloyd G. Jackson II	Director	March 15, 2017
Lloyd G. Jackson II

/s/ Philip E. Cline	Director	March 15, 2017
Philip E. Cline

/s/ Keith F. Molihan	Director	March 15, 2017
Keith F. Molihan

/s/ Marshall T. Reynolds	Chairman of the Board	March 15, 2017
Marshall T. Reynolds

Director
Neal Scaggs

/s/ Thomas W. Wright	Director	March 15, 2017
Thomas W. Wright