Form 10-Q
period 2017-03-31
PREMIER FINANCIAL BANCORP INC
filed 2017-05-09
CIK 887919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§230.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑   No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐		Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).  Yes☐     No ☑.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common stock, no par value, – 10,657,699 shares outstanding at April 28, 2017

PREMIER FINANCIAL BANCORP, INC.
MARCH 31, 2017

PREMIER FINANCIAL BANCORP, INC.
MARCH 31, 2017

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

The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America or those normally made in the registrant's annual report on Form 10-K.  Accordingly, the reader of the Form 10-Q may wish to refer to the registrant's Form 10-K for the year ended December 31, 2016 for further information in this regard.

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2017 AND DECEMBER 31, 2016
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	(UNAUDITED)
	2017	2016
ASSETS
Cash and due from banks	$40,433	$41,443
Interest bearing bank balances	48,956	55,720
Federal funds sold	6,721	7,555
Cash and cash equivalents	96,110	104,718
Time deposits with other banks	2,582	2,332
Securities available for sale	305,873	288,607
Loans	1,039,514	1,024,823
Allowance for loan losses	(10,894)	(10,836)
Net loans	1,028,620	1,013,987
Federal Home Loan Bank stock, at cost	3,200	3,200
Premises and equipment, net	23,855	24,224
Real estate and other property acquired through foreclosure	12,455	12,665
Interest receivable	3,838	3,862
Goodwill	35,371	35,371
Other intangible assets	4,084	4,349
Other assets	1,231	2,878
Total assets	$1,517,219	$1,496,193

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Non-interest bearing	$321,648	$319,618
Time deposits, $250,000 and over	64,977	66,378
Other interest bearing	911,684	893,390
Total deposits	1,298,309	1,279,386
Securities sold under agreements to repurchase	22,864	23,820
Other borrowed funds	8,251	8,859
Subordinated debt	5,352	5,343
Interest payable	352	364
Other liabilities	4,241	4,237
Total liabilities	1,339,369	1,322,009

Stockholders' equity
Common stock, no par value; 20,000,000 shares authorized; 10,650,024 shares issued and outstanding at March 31, 2017, and 10,640,735 shares issued and outstanding at December 31, 2016	110,032	109,911
Retained earnings	68,262	66,195
Accumulated other comprehensive income (loss)	(444)	(1,922)
Total stockholders' equity	177,850	174,184
Total liabilities and stockholders' equity	$1,517,219	$1,496,193

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2017 AND 2016
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended March 31,
	2017	2016
Interest income
Loans, including fees	$13,535	$12,601
Securities available for sale
Taxable	1,345	1,428
Tax-exempt	72	84
Federal funds sold and other	157	97
Total interest income	15,109	14,210

Interest expense
Deposits	949	977
Repurchase agreements and other	7	7
FHLB advances and other borrowings	87	120
Subordinated debt	70	51
Total interest expense	1,113	1,155

Net interest income	13,996	13,055
Provision for loan losses	366	312
Net interest income after provision for loan losses	13,630	12,743

Non-interest income
Service charges on deposit accounts	976	961
Electronic banking income	780	762
Secondary market mortgage income	67	40
Other	194	174
	2,017	1,937
Non-interest expenses
Salaries and employee benefits	4,970	4,991
Occupancy and equipment expenses	1,521	1,512
Outside data processing	1,320	1,321
Professional fees	248	150
Taxes, other than payroll, property and income	189	158
Write-downs, expenses, sales of other real estate owned, net	240	239
Amortization of intangibles	265	267
FDIC insurance	193	260
Conversion expenses	24	146
Other expenses	1,028	1,031
	9,998	10,075
Income before income taxes	5,649	4,605
Provision for income taxes	1,985	1,626

Net income	$3,664	$2,979

Net income per share:
Basic	$0.34	$0.29
Diluted	0.34	0.29

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31, 2017 AND 2016
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended March 31,
	2017	2016
Net income	$3,664	$2,979

Other comprehensive income:
Unrealized gains arising during the period	2,276	2,632
Reclassification of realized amount	-	(4)
Net change in unrealized gain on securities	2,276	2,628
Less tax impact	(798)	(911)
Other comprehensive income	1,478	1,717

Comprehensive income	$5,142	$4,696

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
THREE MONTHS ENDED MARCH 31, 2017
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total
Balances, January 1, 2017	$109,911	$66,195	$(1,922)	$174,184
Net income	-	3,664	-	3,664
Other comprehensive income	-	-	1,478	1,478
Cash dividends paid ($0.15 per share)	-	(1,597)	-	(1,597)
Stock options exercised	101	-	-	101
Stock based compensation expense	20	-	-	20
Balances, March 31, 2017	$110,032	$68,262	$(444)	$177,850

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2017 AND 2016
(UNAUDITED, DOLLARS IN THOUSANDS)

	2017	2016
Cash flows from operating activities
Net income	$3,664	$2,979
Adjustments to reconcile net income to net cash from operating activities
Depreciation	445	472
Provision for loan losses	366	312
Amortization (accretion), net	388	577
Writedowns (gains) on other real estate owned, net	19	(11)
Stock compensation expense	20	120
Gain on the disposition of securities available for sale	-	(4)
Changes in :
Interest receivable	24	45
Other assets	849	859
Interest payable	(12)	(37)
Other liabilities	4	(1,567)
Net cash from operating activities	5,767	3,745

Cash flows from investing activities
Net change on time deposits with other banks	(250)	-
Purchases of securities available for sale	(31,087)	-
Proceeds from maturities and calls of securities available for sale	15,573	18,389
Redemption of FRB stock	-	143
Acquisition of subsidiaries, net of cash received	-	16,385
Net change in loans	(14,936)	(4,132)
Purchases of premises and equipment, net	(76)	(54)
Improvements to OREO property	-	(30)
Proceeds from sales of other real estate acquired through foreclosure	544	71
Net cash from (used in) investing activities	(30,232)	30,772

Cash flows from financing activities
Net change in deposits	18,917	18,823
Net change in agreements to repurchase securities	(956)	671
Repayment of FHLB advances	-	(53)
Repayment of other borrowed funds	(608)	(608)
Proceeds from stock option exercises	101	81
Common stock dividends paid	(1,597)	(1,439)
Net cash from financing activities	15,857	17,475

Net change in cash and cash equivalents	(8,608)	51,992

Cash and cash equivalents at beginning of period	104,718	72,539

Cash and cash equivalents at end of period	$96,110	$124,531

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
THREE MONTHS ENDED MARCH 31, 2017 AND 2016
(UNAUDITED, DOLLARS IN THOUSANDS)

	2017	2016
Supplemental disclosures of cash flow information:
Cash paid during period for interest	$1,125	$1,196

Cash paid during period for income taxes	-	205

Loans transferred to real estate acquired through foreclosure	353	416

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Premier Financial Bancorp, Inc. (the Company) and its wholly owned subsidiaries (the "Banks"):
				March 31, 2017
		Year	Total	Net Income
Subsidiary	Location	Acquired	Assets	Qtr
Citizens Deposit Bank & Trust	Vanceburg, Kentucky	1991	$420,413	$1,197
Premier Bank, Inc.	Huntington, West Virginia	1998	1,089,968	3,085
Parent and Intercompany Eliminations			6,838	(618)
Consolidated Total			$1,517,219	$3,664

All significant intercompany transactions and balances have been eliminated.

Recently Issued Accounting Pronouncements

In May 2014, FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606). The ASU creates a new topic, Topic 606, to provide guidance on revenue recognition for entities that enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additional disclosures are required to provide quantitative and qualitative information regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new guidance was effective for annual reporting periods, and interim reporting periods within those annual periods, beginning after December 15, 2016. However, in April 2015, the FASB voted to defer the effective date of ASU 2014-09 by one year making, the amendments effective for public entities for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods.  Companies have the option to apply ASU 2014-09 as of the original effective date. Early adoption is not permitted. The Bank plans to adopt these amendments during the first quarter of 2018.  Management is continuing to evaluate the impact ASU 2014-09 will have on the Bank's consolidated financial statements as well as the most appropriate transition method of application.  Based on this evaluation to date, Management has determined that the majority of the revenues earned by the Bank are not within the scope of ASU 2014-09.  Management also believes that for most revenue streams within the scope of ASU 2014-09, the amendments will not change the timing of when the revenue is recognized.  Management will continue to evaluate the impact the adoption of ASU 2014-09 will have on the Bank's consolidated financial statements, focusing on noninterest income sources within the scope of ASU 2014-09 as well as new disclosures required by these amendments; however, the adoption of ASU 2014-09 is not expected to have a material impact on the Bank's consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation: Improvements to Employee Share-Based Payment Accounting.  This ASU will require recognition of the income tax effects of share-based awards in the income statement when the awards vest or are settled (i.e., Additional Paid-in-Capital pools will be eliminated).  The guidance in this ASU was adopted by the Company beginning January 1, 2017.  The adoption of ASU No. 2016-09 did not have a material impact on the Company's financial statements.

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  2 –SECURITIES

Amortized cost and fair value of investment securities, by category, at March 31, 2017 are summarized as follows:

2017	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
Mortgage-backed securities
U. S. sponsored agency MBS - residential	$199,976	$495	$(1,403)	$199,068
U. S. sponsored agency CMO's - residential	67,091	747	(518)	67,320
Total mortgage-backed securities of government sponsored agencies	267,067	1,242	(1,921)	266,388
U. S. government sponsored agency securities	24,108	15	(110)	24,013
Obligations of states and political subdivisions	15,380	124	(32)	15,472
Total available for sale	$306,555	$1,381	$(2,063)	$305,873

Amortized cost and fair value of investment securities, by category, at December 31, 2016 are summarized as follows:

2016	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
Mortgage-backed securities
U. S. sponsored agency MBS - residential	$177,105	$245	$(3,173)	$174,177
U. S. sponsored agency CMO's - residential	73,163	761	(657)	73,267
Total mortgage-backed securities of government sponsored agencies	250,268	1,006	(3,830)	247,444
U. S. government sponsored agency securities	24,652	23	(174)	24,501
Obligations of states and political subdivisions	16,645	111	(94)	16,662
Total available for sale	$291,565	$1,140	$(4,098)	$288,607

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  2–SECURITIES - continued

The amortized cost and fair value of securities at March 31, 2017 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available for sale
Due in one year or less	$8,659	$8,681
Due after one year through five years	24,100	24,085
Due after five years through ten years	6,168	6,165
Due after ten years	561	554
Mortgage-backed securities of government sponsored agencies	267,067	266,388
Total available for sale	$306,555	$305,873

There were no sales of securities during the first three months of 2017.  During the first three months of 2016 the Company sold $47,000 of securities and realized a gain of $4,000.

Securities with unrealized losses at March 31, 2017 aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S government sponsored agency securities	$15,724	$(110)	$-	$-	$15,724	$(110)
U.S government sponsored agency MBS – residential	135,403	(1,403)	-	-	135,403	(1,403)
U.S government sponsored agency CMO – residential	16,821	(273)	8,309	(245)	25,130	(518)
Obligations of states and political subdivisions	4,903	(26)	600	(6)	5,503	(32)
Total temporarily impaired	$172,851	$(1,813)	$8,909	$(250)	$181,760	$(2,063)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  2–SECURITIES - continued

Securities with unrealized losses at December 31, 2016 aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

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

The investment portfolio is predominately high credit quality interest-bearing bonds with defined maturity dates backed by the U.S. Government or Government sponsored entities.  The unrealized losses at March 31, 2017 and December 31, 2016 are price changes resulting from changes in the interest rate environment and are considered to be temporary declines in the value of the securities.  Management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery.  Their fair value is expected to recover as the bonds approach their maturity date and/or market conditions improve.

NOTE  3 - LOANS

Major classifications of loans at March 31, 2017 and December 31, 2016 are summarized as follows:

	2017	2016
Residential real estate	$343,877	$342,294
Multifamily real estate	74,941	74,165
Commercial real estate:
Owner occupied	135,490	129,370
Non owner occupied	235,630	220,836
Commercial and industrial	76,058	76,736
Consumer	30,001	30,916
All other	143,517	150,506
	$1,039,514	$1,024,823

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

Activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2017 was as follows:

Loan Class	Balance Dec 31, 2016	Provision (credit) for loan losses	Loans charged-off	Recoveries	Balance March 31, 2017

Residential real estate	$2,948	$129	$(105)	$5	$2,977
Multifamily real estate	785	(15)	-	-	770
Commercial real estate:
Owner occupied	1,543	32	-	1	1,576
Non owner occupied	2,350	77	(5)	-	2,422
Commercial and industrial	1,140	(34)	-	23	1,129
Consumer	347	116	(117)	24	370
All other	1,723	61	(182)	48	1,650
Total	$10,836	$366	$(409)	$101	$10,894

Activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2016 was as follows:

Loan Class	Balance Dec 31, 2015	Provision (credit) for loan losses	Loans charged-off	Recoveries	Balance March 31, 2016

Residential real estate	$2,501	$78	$(49)	$9	$2,539
Multifamily real estate	821	(76)	-	-	745
Commercial real estate:
Owner occupied	1,509	21	-	1	1,531
Non owner occupied	2,070	267	-	-	2,337
Commercial and industrial	1,033	(136)	-	36	933
Consumer	307	(11)	(44)	36	288
All other	1,406	169	(60)	27	1,542
Total	$9,647	$312	$(153)	$109	$9,915

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

Purchased Impaired Loans

The Company holds purchased loans for which there was, at their acquisition date, evidence of deterioration of credit quality since their origination and it was probable, at acquisition, that all contractually required payments would not be collected.  The carrying amount of those loans is as follows at March 31, 2017 and December 31, 2016.

	2017	2016
Residential real estate	$1,528	$1,619
Commercial real estate
Owner occupied	1,642	2,013
Non owner occupied	5,356	5,396
Commercial and industrial	221	232
All other	2,019	2,061
Total carrying amount	$10,766	$11,321
Contractual principal balance	$13,977	$14,784

Carrying amount, net of allowance	$10,766	$11,311

For those purchased loans disclosed above, the Company did not increase the allowance for loan losses for the three-months ended March 31, 2017, nor did it increase the allowance for loan losses for purchased impaired loans during the three-months ended March 31, 2016.

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

The accretable yield, or income expected to be collected, on the purchased loans above is as follows at March 31, 2017 and March 31, 2016.

	2017	2016
Balance at January 1	$1,208	$185
New loans purchased	-	1,506
Accretion of income	(123)	(40)
Reclassifications from non-accretable difference	-	-
Disposals	-	-
Balance at March 31	$1,085	$1,651

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

Past Due and Non-performing Loans

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of March 31, 2017 and December 31, 2016.  The recorded investment in non-accrual loans is less than the principal owed on non-accrual loans due to discounts applied to the carrying value of the loan at time of their acquisition and interest payments made by the borrower which have been used to reduce the recorded investment in the loan rather than recognized as interest income.

March 31, 2017	Principal Owed on Non-accrual Loans	Recorded Investment in Non-accrual Loans	Loans Past Due Over 90 Days, still accruing

Residential real estate	$3,858	$2,955	$848
Multifamily real estate	11,102	11,095	333
Commercial real estate
Owner occupied	2,340	2,253	23
Non owner occupied	294	196	-
Commercial and industrial	2,063	1,046	1,000
Consumer	347	324	-
All other	2,572	2,450	-
Total	$22,576	$20,319	$2,204

December 31, 2016	Principal Owed on Non-accrual Loans	Recorded Investment in Non-accrual Loans	Loans Past Due Over 90 Days, still accruing

Residential real estate	$3,467	$2,794	$606
Multifamily real estate	11,157	11,106	334
Commercial real estate
Owner occupied	1,769	1,704	15
Non owner occupied	294	196	36
Commercial and industrial	2,537	1,209	1,008
Consumer	366	347	-
All other	8,408	8,391	-
Total	$27,998	$25,747	$1,999

Nonaccrual loans and impaired loans are defined differently. Some loans may be included in both categories, and some may only be included in one category.  Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

The following table presents the aging of the recorded investment in past due loans as of March 31, 2017 by class of loans:

Loan Class	Total Loans	30-89 Days Past Due	Greater than 90 days past due	Total Past Due	Loans Not Past Due

Residential real estate	$343,877	$3,679	$2,074	$5,753	$338,124
Multifamily real estate	74,941	110	11,428	11,538	63,403
Commercial real estate:
Owner occupied	135,490	161	2,050	2,211	133,279
Non owner occupied	235,630	312	147	459	235,171
Commercial and industrial	76,058	742	1,915	2,657	73,401
Consumer	30,001	170	168	338	29,663
All other	143,517	1,633	2,447	4,080	139,437
Total	$1,039,514	$6,807	$20,229	$27,036	$1,012,478

The following table presents the aging of the recorded investment in past due loans as of December 31, 2016 by class of loans:

Loan Class	Total Loans	30-89 Days Past Due	Greater than 90 days past due	Total Past Due	Loans Not Past Due

Residential real estate	$342,294	$6,113	$1,596	$7,709	$334,585
Multifamily real estate	74,165	-	11,440	11,440	62,725
Commercial real estate:
Owner occupied	129,370	1,746	1,474	3,220	126,150
Non owner occupied	220,836	1,803	159	1,962	218,874
Commercial and industrial	76,736	330	2,120	2,450	74,286
Consumer	30,916	403	223	626	30,290
All other	150,506	577	8,187	8,764	141,742
Total	$1,024,823	$10,972	$25,199	$36,171	$988,652

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2017:

	Allowance for Loan Losses				Loan Balances
Loan Class	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total

Residential real estate	$-	$2,977	$-	$2,977	$332	$342,017	$1,528	$343,877
Multifamily real estate	-	770	-	770	13,598	61,343	-	74,941
Commercial real estate:
Owner occupied	227	1,349	-	1,576	2,739	131,109	1,642	135,490
Non-owner occupied	-	2,422	-	2,422	1,949	228,325	5,356	235,630
Commercial and industrial	262	867	-	1,129	1,292	74,545	221	76,058
Consumer	-	370	-	370	-	30,001	-	30,001
All other	8	1,642	-	1,650	7,221	134,277	2,019	143,517
Total	$497	$10,397	$-	$10,894	$27,131	$1,001,617	$10,766	$1,039,514

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

The following table presents loans individually evaluated for impairment by class of loans as of March 31, 2017.  The table includes $199,000 of loans acquired with deteriorated credit quality for which the Company cannot reasonably estimate cash flows such that they are accounted for on the cost recovery method and are still individually evaluated for impairment.

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Residential real estate	$372	$332	$-
Multifamily real estate	13,605	13,598	-
Commercial real estate
Owner occupied	1,771	1,720	-
Non owner occupied	2,041	1,949	-
Commercial and industrial	2,312	1,217	-
All other	7,258	7,138	-
	27,359	25,954	-
With an allowance recorded:
Commercial real estate
Owner occupied	1,047	1,019	227
Commercial and industrial	285	274	262
All other	88	83	8
	1,420	1,376	497
Total	$28,779	$27,330	$497

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2016.  The table includes $208,000 of loans acquired with deteriorated credit quality for which the Company cannot reasonably estimate cash flows such that they are accounted for on the cost recovery method and are still individually evaluated for impairment.

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Residential real estate	$743	$379	$-
Multifamily real estate	13,692	13,641	-
Commercial real estate
Owner occupied	1,803	1,766	-
Non owner occupied	2,465	2,373	-
Commercial and industrial	2,429	1,338	-
All other	9,868	9,853	-
	31,000	29,350	-
With an allowance recorded:
Commercial real estate
Owner occupied	1,055	1,035	244
Commercial and industrial	431	288	276
All other	3,124	3,123	86
	4,610	4,446	606
Total	$35,610	$33,796	$606

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

The following table presents the average balance of loans individually evaluated for impairment and interest income recognized on these loans for the three months ended March 31, 2017 and March 31, 2016.  The table includes loans acquired with deteriorated credit quality that are still individually evaluated for impairment.

	Three months ended March 31, 2017			Three months ended March 31, 2016
Loan Class	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized

Residential real estate	$356	$1	$1	$558	$5	$4
Multifamily real estate	13,620	65	61	566	13	12
Commercial real estate:
Owner occupied	2,770	6	6	441	-	-
Non-owner occupied	2,161	32	32	5,892	50	41
Commercial and industrial	1,558	7	7	500	3	3
All other	10,098	54	54	750	-	-
Total	$30,563	$165	$161	$8,707	$71	$60

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

The following table presents TDR's as of March 31, 2017 and December 31, 2016:

March 31, 2017	TDR's on Non-accrual	Other TDR's	Total TDR's

Residential real estate	$331	$243	$574
Multifamily real estate	-	2,170	2,170
Commercial real estate
Owner occupied	604	248	852
Commercial and industrial	60	340	400
All other	751	4,369	5,120
Total	$1,746	$7,370	$9,116

December 31, 2016	TDR's on Non-accrual	Other TDR's	Total TDR's

Residential real estate	$129	$464	$593
Multifamily real estate	-	2,201	2,201
Commercial real estate
Non owner occupied	-	856	856
Commercial and industrial	62	352	414
All other	751	4,395	5,146
Total	$942	$8,268	$9,210

At March 31, 2017 and December 31, 2016, $43,000 in specific reserves was allocated to loans that had restructured terms.  As of March 31, 2017 and December 31, 2016, there were no commitments to lend additional amounts to these borrowers.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

There were no TDR's that occurred during the three months ended March 31, 2017.  The following table presents TDR's that occurred during the three months ended March 31, 2016.

	Three months ended March 31, 2016
Loan Class	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Residential real estate	2	$299	$299
Commercial real estate
Owner occupied	2	610	610
Non owner occupied	1	100	100
Commercial and industrial	1	20	20
Total	6	$1,029	$1,029

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

During the three months ended March 31, 2017 and the three months ended March 31, 2016, there were no TDR's for which there as a payment default within twelve months following the modification.

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

As of March 31, 2017, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

Loan Class	Pass	Special Mention	Substandard	Doubtful	Total Loans

Residential real estate	$331,368	$3,144	$9,364	$1	$343,877
Multifamily real estate	60,203	77	14,661	-	74,941
Commercial real estate:
Owner occupied	124,622	6,382	4,486	-	135,490
Non-owner occupied	229,079	4,224	2,327	-	235,630
Commercial and industrial	70,574	3,340	2,114	30	76,058
Consumer	29,484	221	296	-	30,001
All other	133,915	1,754	7,848	-	143,517
Total	$979,245	$19,142	$41,096	$31	$1,039,514

As of December 31, 2016, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

Loan Class	Pass	Special Mention	Substandard	Doubtful	Total Loans

Residential real estate	$328,905	$4,880	$8,507	$2	$342,294
Multifamily real estate	59,375	78	14,712	-	74,165
Commercial real estate:
Owner occupied	118,134	6,720	4,516	-	129,370
Non-owner occupied	213,641	4,391	2,804	-	220,836
Commercial and industrial	72,094	2,337	2,275	30	76,736
Consumer	30,369	242	305	-	30,916
All other	134,945	1,958	13,603	-	150,506
Total	$957,463	$20,606	$46,722	$32	$1,024,823

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

These quantitative measures established by regulation to ensure capital adequacy require the Company and Banks to maintain minimum amounts and ratios (set forth in the following tables).  The final rules implementing the Basel Committee on Banking Supervision's capital guidelines for U.S. Banks (Basel III rules) became effective for the Company and Banks on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule by     January 1, 2019.  The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital.  Management believes, as of March 31, 2017, that the Company and the Banks meet all quantitative capital adequacy requirements to which they are subject.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  4- STOCKHOLDERS' EQUITY AND REGULATORY MATTERS - continued

Shown below is a summary of regulatory capital ratios, exclusive of the capital conservation buffer, for the Company:

	Mar 31, 2017	December 31, 2016	Regulatory Minimum Requirements	To Be Considered Well Capitalized
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	13.6%	13.4%	4.5%	6.5%
Tier 1 Capital (to Risk-Weighted Assets)	14.1%	13.9%	6.0%	8.0%
Total Capital (to Risk-Weighted Assets)	15.2%	15.0%	8.0%	10.0%
Tier 1 Capital (to Average Assets)	10.3%	10.1%	4.0%	5.0%

Beginning on January 1, 2016 an additional capital conservation buffer has been added to the minimum regulatory capital ratios under the regulatory framework for prompt corrective action.  The capital conservation buffer will be measured as a percentage of risk weighted assets and will be phased-in over a four year period from 2016 thru 2019, resulting in a required capital conservation buffer of 0.625% in 2016 amd 1.25% in 2017.  When fully implemented, the capital conservation buffer will be 2.50% of risk weighted assets over and above the regulatory minimum capital ratios for Common Equity Tier 1 Capital (CET1) to risk weighted assets, Tier 1 Capital to risk weighted assets, and Total Capital to risk weighted assets.  The consequences of not meeting the capital conservation buffer thresholds include restrictions on the payment of dividends, restrictions on the payment of discretionary bonuses, and restrictions on the repurchasing of common shares by the Company.  The capital ratios of the Affiliate Banks and the Company already exceed the new minimum capital ratios plus the fully phased-in 2.50% capital buffer requiring a CET1 Capital to risk weighted assets ratio of at least 7.00%, a Tier 1 Capital to risk weighted assets ratio of at least 8.50% and a Total Capital to risk weighted assets ratio of at least 10.50%.  The Company's capital conservation buffer was 7.16% at March 31, 2017 and 6.95% at December 31, 2016, well in excess of the fully phased-in 2.50% required by December 31, 2019.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  5 – STOCK COMPENSATION EXPENSE

From time to time the Company grants stock options to its employees.  The Company estimates the fair value of the options at the time they are granted to employees and expenses that fair value over the vesting period of the option grant.

On March 15, 2017, 55,500 incentive stock options were granted under the 2012 Long Term Incentive Plan at an exercise price of $19.01, the closing market price of Premier's common stock on the grant date.  These options vest in three equal annual installments ending on March 15, 2020.  On March 16, 2016, 55,990 incentive stock options were granted under the 2012 Long Term Incentive Plan at an exercise price of $13.55, the closing market price of Premier's common stock on the grant date.  These options vest in three equal annual installments ending on March 16, 2019.

On March 16, 2016, 7,700 shares of Premier's common stock were granted to President and CEO, Robert W. Walker as stock-based bonus compensation under the 2012 Long-term Incentive Plan.  The fair value of the stock at the time of the grant was $13.55 per share based upon the closing price of Premier's stock on the date of grant and $104,000 of stock-based compensation was recorded as a result.

Compensation expense of $20,000 was recorded for the first three months of 2017 while $120,000 was recorded for the first three months of 2016, including the compensation expense related to the stock grant to Mr. Walker.  Stock-based compensation expense related to incentive stock option grants is recognized ratably over the requisite vesting period for all awards. Unrecognized stock-based compensation expense related to stock options totaled $150,000 at March 31, 2017. This unrecognized expense is expected to be recognized over the next 35 months based on the vesting periods of the options.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  6 – EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the earnings per common share and earnings per common share assuming dilution computations for the three months ended March 31, 2017 and 2016 is presented below:

	Three Months Ended March 31,
	2017	2016
Basic earnings per share
Income available to common stockholders	$3,664	$2,979
Weighted average common shares outstanding	10,643,078	10,311,743
Earnings per share	$0.34	$0.29

Diluted earnings per share
Income available to common stockholders	$3,664	$2,979
Weighted average common shares outstanding	10,643,078	10,311,743
Add dilutive effects of potential additional common stock	78,390	66,972
Weighted average common and dilutive potential common shares outstanding	10,721,468	10,378,715
Earnings per share assuming dilution	$0.34	$0.29

Stock options for 22,000 shares of common stock were not considered in computing diluted earnings per share for the three months ended March 31, 2016 because they were antidilutive.  There were no stock options considered antidilutive for the three months ended 2017.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  7 – FAIR VALUE

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

Carrying amount is the estimated fair value for cash and due from banks, Federal funds sold, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully.  Fair values of time deposits with other banks are based on current rates for similar time deposits using the remaining time to maturity.  It was not practicable to determine the fair value of Federal Home Loan Bank stock due to the restrictions placed on its transferability.  For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk.  Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values.  Fair value of debt is based on current rates for similar financing. The fair value of commitments to extend credit and standby letters of credit is not material.

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  7 – FAIR VALUE - continued

The carrying amounts and estimated fair values of financial instruments at March 31, 2017 were as follows:

		Fair Value Measurements at March 31, 2017 Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and due from banks	$89,389	$89,389	$-	$-	$89,389
Federal funds sold	6,721	6,721	-	-	6,721
Time deposits with other banks	2,582	-	2,598	-	2,598
Securities available for sale	305,873	-	305,873	-	305,873
Loans, net	1,028,620	-	-	1,013,351	1,013,351
Federal Home Loan Bank stock	3,200	n/a	n/a	n/a	n/a
Interest receivable	3,838	-	897	2,941	3,838

Financial liabilities
Deposits	$(1,298,309)	$(945,518)	$(349,161)	$-	$(1,294,679)
Securities sold under agreements to repurchase	(22,864)	-	(22,864)	-	(22,864)
Other borrowed funds	(8,251)	-	(8,338)	-	(8,338)
Subordinated debt	(5,352)	-	(5,364)	-	(5,364)
Interest payable	(352)	(7)	(345)	-	(352)

The carrying amounts and estimated fair values of financial instruments at December 31, 2016 were as follows:

		Fair Value Measurements at December 31, 2016 Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and due from banks	$97,163	$97,163	$-	$-	$97,163
Federal funds sold	7,555	7,555	-	-	7,555
Time deposits with other banks	2,332	-	2,352	-	2,352
Securities available for sale	288,607	-	288,607	-	288,607
Loans, net	1,013,987	-	-	1,004,388	1,004,388
Federal Home Loan Bank stock	3,200	n/a	n/a	n/a	n/a
Interest receivable	3,862	-	771	3,091	3,862

Financial liabilities
Deposits	$(1,279,386)	$(920,745)	$(354,885)	$-	$(1,275,630)
Securities sold under agreements to repurchase	(23,820)	-	(23,820)	-	(23,820)
Other borrowed funds	(8,859)	-	(8,906)	-	(8,906)
Subordinated debt	(5,343)	-	(5,341)	-	(5,341)
Interest payable	(364)	(7)	(357)	-	(364)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  7 – FAIR VALUE - continued

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at March 31, 2017 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale
Mortgage-backed securities
U. S. agency MBS - residential	$199,068	$-	$199,068	$-
U. S. agency CMO's - residential	67,320	-	67,320	-
Total mortgage-backed securities of government sponsored agencies	266,388	-	266,388	-
U. S. government sponsored agency securities	24,013	-	24,013	-
Obligations of states and political subdivisions	15,472	-	15,472	-
Total securities available for sale	$305,873	$-	$305,873	$-

		Fair Value Measurements at December 31, 2016 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale
Mortgage-backed securities
U. S. agency MBS - residential	$174,177	$-	$174,177	$-
U. S. agency CMO's	73,267	-	73,267	-
Total mortgage-backed securities of government sponsored agencies	247,444	-	247,444	-
U. S. government sponsored agency securities	24,501	-	24,501	-
Obligations of states and political subdivisions	16,662	-	16,662	-
Total securities available for sale	$288,607	$-	$288,607	$-

There were no transfers between Level 1 and Level 2 during 2017 or 2016.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  7 – FAIR VALUE - continued

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

Other real estate owned (OREO):  The fair value of OREO is based on appraisals less cost to sell at the date of foreclosure.  Management may obtain additional updated appraisals depending on the length of time since foreclosure.  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value.  Management periodically evaluates the appraised values and will discount a property's appraised value to account for a number of factors including but not limited to the cost of liquidating the collateral, the age of the appraisal, observable deterioration since the appraisal, or other factors unique to the property. To the extent an adjusted appraised value is lower than the carrying value of an OREO property, a direct charge to earnings is recorded as an OREO writedown.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  7 – FAIR VALUE - continued

Assets and liabilities measured at fair value on a non-recurring basis at March 31, 2017 are summarized below:

		Fair Value Measurements at March 31, 2017 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Commercial real estate
Owner occupied	$792	$-	$-	$792
Commercial and industrial	12	-	-	12
All other	75	-	-	75
Total impaired loans	$879	$-	$-	$879

Other real estate owned:
Residential real estate	$571	$-	$-	$571
Commercial real estate
Owner occupied	175	-	-	175
Non-owner occupied	2,153	-	-	2,153
All other	3,508	-	-	3,508
Total OREO	$6,407	$-	$-	$6,407

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $1,376,000 at March 31, 2017 with a valuation allowance of $497,000 and a carrying amount of $4,446,000 at December 31, 2016 with a valuation allowance of $606,000 resulting in a provision for loan losses of $85,000 for the three months ended March 31, 2017, compared to a $99,000 in provision for loan losses for the three months ended March 31, 2016.  The detail of impaired loans by loan class is contained in Note 3 above.

Other real estate owned measured at fair value less costs to sell, had a net carrying amount of $6,407,000 which is made up of the outstanding balance of $9,585,000 net of a valuation allowance of $3,178,000 at March 31, 2017.  There were $39,000 of write downs during the three months ended March 31, 2017, and no write downs during the three months ended March 31, 2016.  At December 31, 2016, other real estate owned had a net carrying amount of $6,624,000, made up of the outstanding balance of $9,900,000, net of a valuation allowance of $3,276,000.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  7 – FAIR VALUE - continued

The significant unobservable inputs related to assets and liabilities measured at fair value on a non-recurring basis at March 31, 2017 are summarized below:

	March 31, 2017	Valuation Techniques	Unobservable Inputs	Range (Weighted Avg)
Impaired loans:
Commercial real estate
Owner occupied	$792	sales comparison	adjustment for limited salability of specialized property	9.3%-76.4% (19.3%)
Commercial and industrial	12	sales comparison	adjustment for differences between the comparable sales	8.0%-8.0% (8.0%)
All other	75	sales comparison	adjustment for differences between the comparable sales	8.0%-8.0% (8.0%)
Total impaired loans	$879

Other real estate owned:
Residential real estate	$571	sales comparison	adjustment for differences between the comparable sales	0.7%-86.8% (29.2%)
Commercial real estate
Owner occupied	175	sales comparison	adjustment for differences between the comparable sales	21.8%-21.8% (21.8%)
Non-owner occupied	2,153	sales comparison	adjustment for differences between the comparable sales	17.2%-27.6% (25.7%)
All other	3,508	sales comparison	adjustment for estimated realizable value	15.1%-40.4 (20.6%)
Total OREO	$6,407

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  7 – FAIR VALUE - continued

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

NOTE  7 – FAIR VALUE - continued

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
MANAGEMENT’S DISCUSSION AND ANALYSIS
MARCH 31, 2017

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

Net income for the three months ended March 31, 2017 was $3,664,000, or $0.34 per diluted share, compared to net income of $2,979,000, or $0.29 per diluted share for the three months ended March 31, 2016.  The increase in income in the first three months of 2017 is largely due to an increase in interest income on loans, a decrease in interest expense, an increase in non-interest income, and a decrease in non-interest expense, all of which more than offset an increase in provision for loan losses.  The increase in interest income on loans in the first three months of 2017 is partially due to $446,000 of interest income collected on non-accrual loans liquidated during the first quarter of 2017.  The provision for loan losses was $366,000 during the first three months of 2017, which compares to $312,000 of provision expense recorded during the first three months of 2016.  The decrease in non-interest expense was largely due to $146,000 of conversion expense recorded in 2016, compared to $24,000 in 2017.  The annualized returns on average common shareholders' equity and average assets were approximately 8.25% and 0.98% for the three months ended March 31, 2017 compared to 7.06% and 0.83% for the same period in 2016.

Net interest income for the quarter ended March 31, 2017 totaled $13.996 million, up $941,000, or 7.2%, from the $13.055 million of net interest income earned in the first quarter of 2016.  Interest income in 2017 increased by $899,000, or 6.3%, largely due to a $934,000 increase in interest income on loans.  Interest income on loans in the first quarter of 2017 included approximately $446,000 of deferred interest and discounts recognized on non-accrual loans that paid off during the quarter compared to no interest income of this kind recognized during the first quarter of 2016.  Otherwise, interest income on loans increased by $488,000, or 3.9%, in the first quarter of 2017 largely due to a higher average balance of loans outstanding during the quarter.  Interest income on investment securities in the first quarter of 2017 decreased by $95,000, or 6.3%, largely due to a lower average balance of investments outstanding as surplus funds and maturing investments have been used to fund the higher yielding loan portfolio.  Interest income from interest-bearing bank balances and federal funds sold increased by $60,000, or 62%, largely due to an increase in the yield on these balances in 2017 resulting from the Federal Reserve Board of Governors' decisions to increase the federal funds target rate by a total of 50 basis points in the last twelve months, on a slightly lower average balance outstanding during the quarter.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
MARCH 31, 2017

Net interest income for the quarter ended March 31, 2017 totaled $13.996 million, up $941,000, or 7.2%, from the $13.055 million of net interest income earned in the first quarter of 2016.  Interest income in 2017 increased by $899,000, or 6.3%, largely due to a $934,000 increase in interest income on loans.  Interest income on loans in the first quarter of 2017 included approximately $446,000 of deferred interest and discounts recognized on non-accrual loans that paid off during the quarter compared to no interest income of this kind recognized during the first quarter of 2016.  Otherwise, interest income on loans increased by $488,000, or 3.9%, in the first quarter of 2017 largely due to a higher average balance of loans outstanding during the quarter.  Interest income on investment securities in the first quarter of 2017 decreased by $95,000, or 6.3%, largely due to a lower average balance of investments outstanding as surplus funds and maturing investments have been used to fund the higher yielding loan portfolio.  Interest income from interest-bearing bank balances and federal funds sold increased by $60,000, or 62%, largely due to an increase in the yield on these balances in 2017 resulting from the Federal Reserve Board of Governors' decisions to increase the federal funds target rate by a total of 50 basis points in the last twelve months, on a slightly lower average balance outstanding during the quarter.

Complementing the increase in interest income in the first quarter of 2017 was a $42,000, or 3.6%, decrease in interest expense.  Interest expense on deposits decreased by $28,000, or 2.9%, in the first quarter of 2017, primarily due to a lower average rate paid on a higher average of interest-bearing deposits outstanding during the quarter.  Interest expense on borrowings in the first quarter of 2017 decreased by $33,000, or 27.5%, largely due to a decrease in outstanding borrowings from principal payments, including the full repayment of bank based FHLB borrowings during 2016. Partially offsetting the decrease in interest expense on borrowings was a $19,000, or 37%, increase in interest expense on Premier's subordinated debt due to an increase in the variable rate interest rate paid in 2017.  The variable interest rate is indexed to the three month London Interbank Offered Rate, which is sensitive to moves in the short-term interest rate market.

Premier's net interest margin during the first three months of 2017 was 4.12% compared to 3.93% for the same period in 2016.  A portion of the interest income on loans is the result of recognizing deferred interest income on non-accrual loans that paid-off during the period.  Excluding this income, Premier's net interest margin during the first three months of 2017 would have been 3.99% compared to 3.93% for the same period in 2016.  As shown in the table below, Premier's yield earned on federal funds sold and interest bearing bank balances increased to 1.14% in the first three months of 2017, from the 0.67% earned in the first quarter of 2016.  The average yield earned on securities available for sale and total loans outstanding also increased when compared to the first three months of 2016.  However, the average rate paid on interest bearing liabilities decreased in the first three months of 2017, as decreases in the average rates paid on interest-bearing deposits, short-term borrowings and other borrowings were partially offset by a higher average rate paid on Premier's variable rate subordinated debentures.  The overall effect was to increase Premier's net interest spread by 20 basis points to 4.00% and its net interest margin by 19 basis points to 4.12% in the first three months of 2017 when compared to the first three months of 2016.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
MARCH 31, 2017

Additional information on Premier's net interest income for the first quarter of 2017 and first quarter of 2016 is contained in the following table.

PREMIER FINANCIAL BANCORP, INC.
AVERAGE CONSOLIDATED BALANCE SHEETS
AND NET INTEREST INCOME ANALYSIS

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
Assets
Interest Earning Assets
Federal funds sold and other	$55,628	$157	1.14%	$58,597	$97	0.67%
Securities available for sale
Taxable	278,016	1,345	1.94	299,033	1,428	1.91
Tax-exempt	13,559	72	3.22	18,111	84	2.81
Total investment securities	291,575	1,417	2.00	317,144	1,512	1.96
Total loans	1,032,535	13,535	5.32	963,693	12,601	5.26
Total interest-earning assets	1,379,738	15,109	4.45%	1,339,434	14,210	4.28%
Allowance for loan losses	(10,911)			(9,742)
Cash and due from banks	39,921			32,994
Other assets	82,401			80,854
Total assets	$1,491,149			$1,443,540

Liabilities and Equity
Interest-bearing liabilities
Interest-bearing deposits	$962,909	949	0.40	$940,630	977	0.42
Short-term borrowings	23,508	7	0.12	20,328	7	0.14
FHLB advances	-	-	-	1,059	7	2.66
Other borrowings	8,564	87	4.12	11,014	113	4.13
Subordinated debt	5,345	70	5.31	4,379	51	4.68
Total interest-bearing liabilities	1,000,326	1,113	0.45%	977,410	1,155	0.48%
Non-interest bearing deposits	308,172			292,583
Other liabilities	5,073			4,648
Stockholders' equity	177,578			168,899
Total liabilities and equity	$1,491,149			$1,443,540

Net interest earnings		$13,996			$13,055
Net interest spread			4.00%			3.80%
Net interest margin			4.12%			3.93%

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
MARCH 31, 2017

Non-interest income increased by $80,000, or 4.1%, to $2,017,000 for the first three months of 2017 compared to the same three months of 2016.  Service charges on deposit accounts increased by $15,000, or 1.6%, electronic banking income (income from debit/credit cards, ATM fees and internet banking charges) increased by $18,000, or 2.4%, and income from other sources increased by $47,000, or 22.0%, largely due to an increase in secondary market income and wealth management services income.

Non-interest expenses for the first quarter of 2017 totaled $9,998,000, or 2.72% of average assets on an annualized basis, compared to $10,075,000, or 2.81% of average assets for the same period of 2016.  The $77,000 decrease in non-interest expenses in 2017 when compared to the first quarter of 2016 is largely due to a $122,000, or 83.6%, decrease in conversion expense, a $66,000, or 25.5% decrease in FDIC insurance, and a $21,000, or 0.4% decrease in staff costs.  The decrease in staff costs is primarily due to an $86,000, or 2.2%, increase in salaries and wages (net of deferred loan costs) more than offset by a $107,000, or 9.4%, decrease in benefit plan costs, namely employee medical insurance benefits and employer based payroll taxes.  The decrease in conversion expense is related to costs incurred to convert First National Bank to Premier's operating systems in the first quarter of 2016.  These decreases were partially offset by a $98,000, or 65.3%, increase in professional fees, including higher audit and consulting fees, and a $31,000, or 19.6%, increase in taxes not based on income.

Income tax expense was $1,985,000 for the first three months of 2017 compared to $1,626,000 for the first three months of 2016.  The increase in income tax expense is largely due to the increase in pretax income described above as the effective tax rate for the three months ended March 31, 2017 was 35.1% which compares similarly to the 35.3% effective tax rate for the same period in 2016.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
MARCH 31, 2017

B. Financial Position

Total assets at March 31, 2017 increased by $21.0 million to $1.517 billion from the $1.496 billion at December 31, 2016.  The increase in total assets since year-end is largely due to a $17.3 million increase in securities available for sale and a $14.7 million increase in loans partially offset by a $6.8 million decrease in interest bearing bank balances and a $1.0 million decrease in cash and due from banks.  Earning assets increased by $24.6 million from the $1.382 billion at year-end 2016 to end the quarter at $1.407 billion.

Cash and due from banks at March 31, 2017 was $40.4 million, a $1.0 million decrease from the $41.4 million at December 31, 2016.  Interest bearing bank balances decreased by $6.8 million from the $55.7 million reported at December 31, 2016 and federal funds sold decreased by $834,000 to $6.7 million at March 31, 2017.  Changes in these highly liquid assets are generally in response to increases in deposits, the demand for deposit withdrawals or the funding of loans or investment purchases and are part of Premier's management of its liquidity and interest rate risks.  The decrease in interest bearing bank balances and federal funds sold during the first three months of 2017 was largely in response to the funding of investment purchases plus an increase in total loans outstanding at the end of the quarter.

Securities available for sale totaled $305.9 million at March 31, 2017, a $17.3 million increase from the $288.6 million at December 31, 2016.  The increase was largely due to the purchase of $31.1 million of investment securities and a $2.3 million increase in the market value of the securities available for sale, which more than offset $15.6 million of proceeds from monthly principal payments on Premier's mortgage backed securities portfolio and securities that matured or were called during the quarter. The investment portfolio is predominately high quality residential mortgage backed securities backed by the U.S. Government or Government sponsored agencies.  Any unrealized losses on securities within the portfolio at March 31, 2017 and December 31, 2016 are believed to be price changes resulting from changes in the long-term interest rate environment and management anticipates receiving all principal and interest on these investments as they come due.  Additional details on investment activities can be found in the Consolidated Statements of Cash Flows.

Total loans at March 31, 2017 were $1.040 billion compared to $1.025 billion at December 31, 2016, an increase of approximately $14.7 million, or 1.4%. The increase is largely due to internal loan growth partially offset by regular principal payments, loan payoffs and transfers of loans to OREO upon foreclosure.  Loan payoffs during the first quarter of 2017 included payoffs on $5.6 million of non-accrual loans which resulted in recognizing approximately $436,000 of interest income deferred while the loans were on non-accrual status and $10,000 of remaining purchase discounts associated with the loans.

 Premises and equipment decreased by $369,000 largely due to normal quarterly depreciation of fixed assets.  Goodwill and other intangible assets decreased by $265,000, due to the amortization of core deposit intangibles.

Deposits totaled $1.298 billion as of March 31, 2017, an $18.9 million, or 1.5%, increase from the $1.279 billion in deposits at December 31, 2016.  The overall increase in deposits is largely due to a $19.1 million, or 8.0%, increase in interest bearing transaction accounts, a $3.6 million, or 1.0%, increase in savings and money market accounts, and a $2.0 million, or 0.6%, increase in non-interest bearing deposits.  The increases were partially offset by a $5.9 million, or 1.6%, decrease in certificates of deposit.  Repurchase agreements with corporate and public entity customers decreased in the first quarter of 2017 by $956,000, or 4.0%.  Other borrowings decreased by $608,000 since year-end 2016 due to scheduled principal payments plus additional principal payments on Premier's existing borrowings.  Subordinated debentures increased $9,000, due to the continuing monthly amortization of the fair value adjustment recorded in 2016 as part of the acquisition of First National Bankshares Corporation.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
MARCH 31, 2017

The following table sets forth information with respect to the Company's nonperforming assets at March 31, 2017 and December 31, 2016.

	(In Thousands)
	2017	2016
Non-accrual loans	$20,319	$25,747
Accruing loans which are contractually past due 90 days or more	2,204	1,999
Accruing restructured loans	7,370	8,268
Total non-performing loans	29,893	36,014
Other real estate acquired through foreclosure (OREO)	12,455	12,665
Total non-performing assets	$42,348	$48,679

Non-performing loans as a percentage of total loans	2.88%	3.51%

Non-performing assets as a percentage of total assets	2.79%	3.25%

Total non-performing loans have decreased since year-end largely due to a $5.4 million decrease in non-accrual loans and an $898,000 decrease in accruing restructured loans.  These decreases in non-performing loans were partially offset by a $205,000 increase in loans past due 90 days or more.  Total non-performing assets have decreased since year-end, largely due to the reduction in non-performing loans plus a $210,000 decrease in other real estate acquired through foreclosure ("OREO").  Other real estate owned decreased as sales of OREO and additional writedowns on existing properties in the first three months of 2017 exceeded new foreclosures.

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

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
MARCH 31, 2017

Gross charge-offs totaled $409,000 during the first three months of 2017, largely due to consumer lending based charge-offs and the partial charge-off of loans upon foreclosure and placement into OREO during the quarter.  Any collections on charged-off loans, or partially charged-off loans, would be presented in future financial statements as recoveries of the amounts charged against the allowance.  Recoveries recorded during the first three months of 2017 totaled $101,000, resulting in net charge-offs for the first quarter of 2017 of $308,000.  This compares to $44,000 of net charge-offs recorded in the first quarter of 2016.  The allowance for loan losses at March 31, 2017 was 1.05% of total loans compared to 1.06% at December 31, 2016.  The slight decrease in the ratio is largely due to an increase in total loans outstanding and a decrease in the amount of allowance allocated to loans individually evaluated for impairment.

During the first quarter of 2017, Premier recorded $366,000 of provision for loan losses.  This provision compares to $312,000 of provision for loan losses recorded during the same quarter of 2016.  The provision for loan losses recorded during the first quarter of 2017 was primarily to provide for new loans recorded and additional identified credit risk in Premier's commercial and residential real estate loan portfolios.  The level of provision expense is determined under Premier's internal analyses of evaluating credit risk.  The provisions for loan losses recorded in 2016 and 2017 were made in accordance with Premier's policies regarding management's estimation of probable incurred losses in the loan portfolio and the adequacy of the allowance for loan losses, which are in accordance with accounting principles generally accepted in the United States of America.  Future provisions to the allowance for loan losses, positive or negative, will depend on future improvement or deterioration in estimated credit risk in the loan portfolio as well as whether additional payments are received on loans having significant credit risk.  With the concentrations of commercial real estate loans in the Washington, DC, Richmond, Virginia, and Cincinnati, Ohio markets, fluctuations in commercial real estate values will be monitored. Premier also continues to monitor the impact of the declining coal mining industry that may have a larger impact in the southern area of West Virginia and the decrease in the level of drilling activity in the oil & gas industry which may have a larger impact in the central area of West Virginia.  A declining market and resulting decline in employment could increase non-performing assets.  In each of the last five years, Premier sold some OREO properties at a gain while other OREO properties have required subsequent write-downs to net realizable values. These factors are considered in determining the adequacy of the allowance for loan losses.  For additional details on the activity in the allowance for loan losses, impaired loans, past due and non-accrual loans and restructured loans, see Note 3 to the consolidated financial statements.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
MARCH 31, 2017

C. Critical Accounting Policies

The Company follows financial accounting and reporting policies that are in accordance with generally accepted accounting principles in the United States of America.  These policies are presented in Note 1 to the consolidated audited financial statements in the Company's annual report on Form 10-K for the year ended December 31, 2016.  Some of these accounting policies, as discussed below, are considered to be critical accounting policies.  Critical accounting policies are those policies that require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  The Company has identified four accounting policies that are critical accounting policies, and an understanding of these policies is necessary to understand the financial statements.  These policies relate to determining the adequacy of the allowance for loan losses, the identification and evaluation of impaired loans, the impairment of goodwill and the realization of deferred tax assets.  A detailed description of these accounting policies is contained in the Company's annual report on Form 10-K for the year ended December 31, 2016.  There have been no significant changes in the application of these accounting policies since December 31, 2016.

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

2.	Cash flow generated by repayment of loans and interest.

3.	Arrangements with correspondent banks for purchase of unsecured federal funds.

4.	The sale of securities under repurchase agreements and borrowing from the Federal Home Loan Bank.

5.	Maintenance of an adequate available-for-sale security portfolio. The Company owns $305.9 million of securities at fair value as of March 31, 2017.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
MARCH 31, 2017

The cash flow statements for the periods presented in the financial statements provide an indication of the Company's sources and uses of cash as well as an indication of the ability of the Company to maintain an adequate level of liquidity.

E. Capital

At March 31, 2017, total stockholders' equity of $177.9 million was 11.7% of total assets.  This compares to total stockholders' equity of $174.2 million, or 11.6% of total assets on December 31, 2016.  The increase in stockholders' equity was largely due to $3.7 million of first quarter net income as well as a $1.5 million, net of tax, increase in the market value of the investment portfolio available for sale.  These increases were partially offset by a $0.15 per share common stock dividend declared and paid during the first quarter of 2017.

Tier 1 capital totaled $149.6 million at March 31, 2017, which represents a Tier 1 leverage ratio of 10.3%.  This ratio is up from the 10.2% Tier 1 leverage ratio and $147.6 million of Tier 1 capital at December 31, 2016.  The slight increase in the Tier 1 leverage ratio is largely due to the growth in Tier 1 capital exceeding the proportional growth in average total assets at March 31, 2017.

The regulatory authorities introduced a new capital measure in the first quarter of 2015 for financial institutions of Premier's size, Common Equity Tier 1 Capital.  The Common Equity Tier 1 capital measure seeks to determine how much of the traditional Tier 1 capital is attributable to equity contributed by common shareholders by excluding Tier 1 capital from other sources such as preferred stockholders' equity and subordinated debt.  As of March 31, 2017, Premier's Common Equity Tier 1 capital is $6.0 million lower than its total Tier 1 capital due to the additional Tier 1 capital included from the subordinated debentures.  Since the subordinated debentures are held by the parent company, the Common Equity Tier 1 capital of the subsidiary banks is identical to their total Tier 1 capital, as none of the subsidiary banks have issued any preferred stock or subordinated debentures.  Beginning January 1, 2016 an additional capital conservation buffer has been added to the minimum regulatory capital ratios under the regulatory framework for prompt corrective action.  The capital conservation buffer will be measured as a percentage of risk weighted assets and will be phased-in over a four year period from 2016 thru 2019.  When fully implemented, the capital conservation buffer requirement will be 2.50% of risk weighted assets over and above the regulatory minimum capital ratios for Tier 1 Capital to risk weighted assets, Total Capital to risk weighted assets and Common Equity Tier 1 Capital (CET1) to risk weighted assets.  The consequences of not meeting the capital conservation buffer thresholds include restrictions on the payment of dividends, restrictions on the payment of discretionary bonuses, and restrictions on the repurchase of common shares by the Company.  The capital ratios of the Affiliate Banks and the Company already exceed the new minimum capital ratios plus the fully phased-in 2.50% capital buffer requiring a CET1 Capital to risk-weighted asset ratio of at least 7.00%, a Tier 1 Capital to risk weighted assets ratio of at least 8.50% and a Total Capital to risk weighted assets ratio of at least 10.50%.  At March 31, 2017, the Company's capital conservation buffer was 7.16%, well in excess of the 1.250% required.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
MARCH 31, 2017

Book value per common share was $16.70 at March 31, 2017 and $16.37 at December 31, 2016.  The increase in book value per share was largely due to the $0.34 per share earned during the first quarter partially offset by the $0.15 per share quarterly cash dividend to common shareholders declared and paid during the first quarter of 2017.  Also adding to Premier's book value per share at March 31, 2017 was the $1.5 million of other comprehensive income for the first three months of 2017 related to the increase in the market value of investment securities available for sale, which increased book value by approximately $0.14 per share.

PREMIER FINANCIAL BANCORP, INC.
MARCH 31, 2017

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company currently does not engage in any derivative or hedging activity.  Refer to the Company's 2016 10-K for analysis of the interest rate sensitivity.  The Company believes there have been no significant changes in the interest rate sensitivity since previously reported on the Company's 2016 10-K.

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
MARCH 31, 2017

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	None

Item 1A.	Risk Factors

Please refer to Premier's Annual Report on Form 10-K for the year ended December 31, 2016 for disclosures with respect to Premier's risk factors at December 31, 2016. There have been no material changes since year-end 2016 in the specified risk factors disclosed in the Annual Report on Form 10-K.

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
MARCH 31, 2017

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PREMIER FINANCIAL BANCORP, INC.

Date: May 9, 2017              /s/ Robert W. Walker
Robert W. Walker
President & Chief Executive Officer

Date: May 9, 2017              /s/ Brien M. Chase
Brien M. Chase
Senior Vice President & Chief Financial Officer