Form 10-Q
period 2017-08-07
PREMIER FINANCIAL BANCORP INC
filed 2017-08-09
CIK 887919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

Common stock, no par value, – 10,658,799 shares outstanding at July 28, 2017

PREMIER FINANCIAL BANCORP, INC.
JUNE 30, 2017

PREMIER FINANCIAL BANCORP, INC.
JUNE 30, 2017

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

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2017 AND DECEMBER 31, 2016
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	(UNAUDITED)
	June 30,	December 31,
	2017	2016
ASSETS
Cash and due from banks	$42,934	$41,443
Interest bearing bank balances	37,538	55,720
Federal funds sold	2,396	7,555
Cash and cash equivalents	82,868	104,718
Time deposits with other banks	2,582	2,332
Securities available for sale	301,224	288,607
Loans	1,037,954	1,024,823
Allowance for loan losses	(11,695)	(10,836)
Net loans	1,026,259	1,013,987
Federal Home Loan Bank stock, at cost	3,185	3,200
Premises and equipment, net	23,579	24,224
Real estate and other property acquired through foreclosure	11,525	12,665
Interest receivable	3,637	3,862
Goodwill	35,371	35,371
Other intangible assets	3,833	4,349
Other assets	1,279	2,878
Total assets	$1,495,342	$1,496,193

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Non-interest bearing	$319,060	$319,618
Time deposits, $250,000 and over	63,528	66,378
Other interest bearing	894,620	893,390
Total deposits	1,277,208	1,279,386
Securities sold under agreements to repurchase	20,478	23,820
Other borrowed funds	7,000	8,859
Subordinated debt	5,360	5,343
Interest payable	352	364
Other liabilities	3,646	4,237
Total liabilities	1,314,044	1,322,009

Stockholders' equity
Common stock, no par value; 20,000,000 shares authorized; 10,658,799 shares issued and outstanding at June 30, 2017, and 10,640,735 shares issued and outstanding at December 31, 2016	110,218	109,911
Retained earnings	70,581	66,195
Accumulated other comprehensive income (loss)	499	(1,922)
Total stockholders' equity	181,298	174,184
Total liabilities and stockholders' equity	$1,495,342	$1,496,193

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest income
Loans, including fees	$14,663	$13,108	$28,198	$25,709
Securities available for sale
Taxable	1,464	1,362	2,809	2,790
Tax-exempt	64	88	136	172
Federal funds sold and other	182	108	339	205
Total interest income	16,373	14,666	31,482	28,876

Interest expense
Deposits	951	975	1,900	1,952
Repurchase agreements and other	7	11	14	18
FHLB advances	-	15	-	22
Other borrowings	79	107	166	220
Subordinated debt	74	67	144	118
Total interest expense	1,111	1,175	2,224	2,330

Net interest income	15,262	13,491	29,258	26,546
Provision for loan losses	776	812	1,142	1,124
Net interest income after provision for loan losses	14,486	12,679	28,116	25,422

Non-interest income
Service charges on deposit accounts	1,089	983	2,065	1,944
Electronic banking income	833	802	1,613	1,564
Secondary market mortgage income	39	59	106	99
Other	173	221	367	395
	2,134	2,065	4,151	4,002
Non-interest expenses
Salaries and employee benefits	4,973	5,217	9,943	10,208
Occupancy and equipment expenses	1,449	1,550	2,970	3,062
Outside data processing	1,355	1,314	2,675	2,635
Professional fees	277	183	525	333
Taxes, other than payroll, property and income	211	159	400	317
Write-downs, expenses, sales of other real estate owned, net	553	398	793	637
Amortization of intangibles	251	317	516	584
FDIC insurance	154	214	347	474
Other expenses	1,181	1,285	2,233	2,462
	10,404	10,637	20,402	20,712
Income before income taxes	6,216	4,107	11,865	8,712
Provision for income taxes	2,297	1,483	4,282	3,109

Net income	$3,919	$2,624	$7,583	$5,603

Net income per share:
Basic	$0.37	$0.25	$0.71	$0.54
Diluted	0.36	0.25	0.71	0.53

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$3,919	$2,624	$7,583	$5,603

Other comprehensive income:
Unrealized gains arising during the period	1,451	1,862	3,725	4,494
Reclassification of realized amount	-	-	-	(4)
Net change in unrealized gain on securities	1,451	1,862	3,725	4,490
Less tax impact	(508)	(665)	(1,304)	(1,576)
Other comprehensive income	943	1,197	2,421	2,914

Comprehensive income	$4,862	$3,821	$10,004	$8,517

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
SIX MONTHS ENDED JUNE 30, 2017
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balances, January 1, 2017	$109,911	$66,195	$(1,922)	$174,184
Net income	-	7,583	-	7,583
Other comprehensive income	-	-	2,421	2,421
Cash dividends paid ($0.30 per share)	-	(3,197)	-	(3,197)
Stock options exercised	138	-	-	138
Stock based compensation expense	169	-	-	169
Balances, June 30, 2017	$110,218	$70,581	$499	$181,298

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2017 AND 2016
(UNAUDITED, DOLLARS IN THOUSANDS)

	2017	2016
Cash flows from operating activities
Net income	$7,583	$5,603
Adjustments to reconcile net income to net cash from operating activities
Depreciation	879	976
Provision for loan losses	1,142	1,124
Amortization (accretion), net	616	1,189
OREO write-downs (gains on sales), net	349	(15)
Stock compensation expense	169	142
Changes in :
Interest receivable	225	(50)
Other assets	294	158
Interest payable	(12)	(57)
Other liabilities	(591)	(2,798)
Net cash from operating activities	10,654	6,272

Cash flows from investing activities
Net change in time deposits with other banks	(250)	-
Purchases of securities available for sale	(43,190)	(12,010)
Proceeds from maturities and calls of securities available for sale	33,291	37,616
Redemption of FHLB stock	15	190
Net change in loans	(13,077)	(45,301)
Acquisition of subsidiary, net of cash received	-	16,385
Purchases of premises and equipment, net	(305)	(184)
Proceeds from sales of other real estate acquired through foreclosure	1,462	553
Net cash from (used in) investing activities	(22,054)	(2,751)

Cash flows from financing activities
Net change in deposits	(2,190)	1,776
Net change in agreements to repurchase securities	(3,342)	8,075
Repayment of other borrowed funds	(1,859)	(1,217)
Proceeds from stock option exercises	138	520
Advances from FHLB	-	5,000
Repayment of FHLB advances	-	(760)
Common stock dividends paid	(3,197)	(2,887)
Net cash from (used in) financing activities	(10,450)	10,507

Net change in cash and cash equivalents	(21,850)	14,028

Cash and cash equivalents at beginning of period	104,718	72,539

Cash and cash equivalents at end of period	$82,868	$86,567

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
SIX MONTHS ENDED JUNE 30, 2017 AND 2016
(UNAUDITED, DOLLARS IN THOUSANDS)

	2017	2016
Supplemental disclosures of cash flow information:
Cash paid during period for interest	$2,236	$2,387

Cash paid during period for income taxes	3,632	3,387

Loans transferred to real estate acquired through foreclosure	600	524

Stock issued to acquire subsidiary	-	22,041

Premises transferred to other real estate owned	71	-

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Premier Financial Bancorp, Inc. (the Company) and its wholly owned subsidiaries (the "Banks"):

				June 30, 2017
		Year	Total	Net Income
Subsidiary	Location	Acquired	Assets	Qtr	YTD
Citizens Deposit Bank & Trust	Vanceburg, Kentucky	1991	$419,236	$1,103	$2,300
Premier Bank, Inc.	Huntington, West Virginia	1998	1,069,784	3,188	6,273
Parent and Intercompany Eliminations			6,322	(372)	(990)
Consolidated Total			$1,495,342	$3,919	$7,583

All significant intercompany transactions and balances have been eliminated.

Recently Issued Accounting Pronouncements

In May 2014, FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606). The ASU creates a new topic, Topic 606, to provide guidance on revenue recognition for entities that enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additional disclosures are required to provide quantitative and qualitative information regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new guidance was originally effective for annual reporting periods, and interim reporting periods within those annual periods, beginning after December 15, 2016. However, in April 2015, the FASB voted to defer the effective date of ASU 2014-09 by one year, making the amendments effective for public entities for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods.  Companies have the option to apply ASU 2014-09 as of the original effective date. Early adoption is not permitted. The Company plans to adopt the guidance during the first quarter of 2018.  Management continues to evaluate the impact ASU 2014-09 will have on the Company's consolidated financial statements as well as the most appropriate transition method of application.  Based on this evaluation to date, management has determined that the majority of the revenues earned by the Company are not within the scope of ASU 2014-09 because they are already governed by other accounting standards.  For those revenue streams management has determined to be within the scope of ASU 2014-09, namely elements of non-interest income such as service charges on deposit accounts that are governed by deposit account agreements with customers and the timing of revenue from the sale of real estate acquired through foreclosure, the guidance or any of its amendments is not anticipated to result in any material change the timing of when the revenue is recognized.  Management will continue to evaluate the impact the adoption of ASU 2014-09 will have on the consolidated financial statements as new interpretations and guidance are issued, such as the applicability of Topic 606 to interchange revenues included in the Company's electronic banking income, focusing on the new disclosures required by the adoption of ASU 2014-09.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  1 - BASIS OF PRESENTATION – continued

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.  The ASU makes several modifications to Subtopic 825-10 including the elimination of the available-for-sale classification of equity investments, requiring equity investments with readily determinable fair values to be measured at fair value with changes in fair value recognized in net income, and using an exit price notion when measuring the fair value of financial instruments for disclosure purposes.  This ASU will become effective for the Company for interim and annual periods beginning after December 15, 2017. The adoption of ASU No. 2016-01 is not expected to have a material impact on the Company's financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation: Improvements to Employee Share-Based Payment Accounting.  This ASU requires recognition of the income tax effects of share-based awards in the income statement when the awards vest or are settled (i.e., Additional Paid-in-Capital pools will be eliminated). The guidance in this ASU was adopted by the Company beginning January 1, 2017.  The adoption of ASU No. 2016-09 did not have a material impact on the Company's financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments.  This ASU replaces the measurement for credit losses from a probable incurred estimate with an expected future loss estimate, which is referred to as the "current expected credit loss" or "CECL".  The standard pertains to financial assets measured at amortized cost such as loans, debt securities classified as held-to-maturity, and certain other contracts.  The largest impact will be on the allowance for loan and lease losses.  This ASU will become effective for the Company for interim and annual periods beginning after December 15, 2019. Management has formed a steering committee that is evaluating the data gathering requirements, available economic forecasting and loss estimation models and potential software that would be employed by the Company to facilitate the adoption of this guidance and its required disclosures on the Company's financial statements.  Upon adoption, management anticipates an initial one-time increase in the allowance for loan losses  which will be offset by a corresponding decrease in capital as permitted by the standard.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  2 –SECURITIES

Amortized cost and fair value of investment securities, by category, at June 30, 2017 are summarized as follows:

2017	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
Mortgage-backed securities
U. S. sponsored agency MBS - residential	$203,134	$1,042	$(652)	$203,524
U. S. sponsored agency CMO's - residential	61,844	649	(375)	62,118
Total mortgage-backed securities of government sponsored agencies	264,978	1,691	(1,027)	265,642
U. S. government sponsored agency securities	21,374	9	(68)	21,315
Obligations of states and political subdivisions	14,105	174	(12)	14,267
Total available for sale	$300,457	$1,874	$(1,107)	$301,224

Amortized cost and fair value of investment securities, by category, at December 31, 2016 are summarized as follows:

2016	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
Mortgage-backed securities
U. S. sponsored agency MBS - residential	$177,105	$245	$(3,173)	$174,177
U. S. sponsored agency CMO's - residential	73,163	761	(657)	73,267
Total mortgage-backed securities of government sponsored agencies	250,268	1,006	(3,830)	247,444
U. S. government sponsored agency securities	24,652	23	(174)	24,501
Obligations of states and political subdivisions	16,645	111	(94)	16,662
Total available for sale	$291,565	$1,140	$(4,098)	$288,607

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  2–SECURITIES - continued

The amortized cost and fair value of securities at June 30, 2017 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available for sale
Due in one year or less	$10,606	$10,632
Due after one year through five years	18,929	18,929
Due after five years through ten years	5,386	5,463
Due after ten years	558	558
Mortgage-backed securities of government sponsored agencies	264,978	265,642
Total available for sale	$300,457	$301,224

Securities with unrealized losses at June 30, 2017 aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S government sponsored agency securities	$15,007	$(68)	$-	$-	$15,007	$(68)
U.S government sponsored agency MBS – residential	75,722	(652)	-	-	75,722	(652)
U.S government sponsored agency CMO – residential	15,097	(183)	7,860	(192)	22,957	(375)
Obligations of states and political subdivisions	2,028	(6)	599	(6)	2,627	(12)
Total temporarily impaired	$107,854	$(909)	$8,459	$(198)	$116,313	$(1,107)

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

The investment portfolio is predominately high credit quality interest-bearing bonds with defined maturity dates backed by the U.S. Government or Government sponsored entities.  The unrealized losses at June 30, 2017 and December 31, 2016 are price changes resulting from changes in the interest rate environment and are considered to be temporary declines in the value of the securities.  Management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery.  Their fair value is expected to recover as the bonds approach their maturity date and/or market conditions improve.

NOTE  3 - LOANS

Major classifications of loans at June 30, 2017 and December 31, 2016 are summarized as follows:

	2017	2016
Residential real estate	$340,288	$342,294
Multifamily real estate	78,352	74,165
Commercial real estate:
Owner occupied	133,846	129,370
Non owner occupied	227,700	220,836
Commercial and industrial	77,900	76,736
Consumer	29,747	30,916
All other	150,121	150,506
	$1,037,954	$1,024,823

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

Activity in the allowance for loan losses by portfolio segment for the six months ended June 30, 2017 was as follows:

Loan Class	Balance Dec 31, 2016	Provision (credit) for loan losses	Loans charged-off	Recoveries	Balance June 30, 2017

Residential real estate	$2,948	$193	$(199)	$31	$2,973
Multifamily real estate	785	552	-	-	1,337
Commercial real estate:
Owner occupied	1,543	(166)	-	241	1,618
Non owner occupied	2,350	(12)	(4)	-	2,334
Commercial and industrial	1,140	9	(134)	78	1,093
Consumer	347	138	(165)	53	373
All other	1,723	428	(264)	80	1,967
Total	$10,836	$1,142	$(766)	$483	$11,695

Activity in the allowance for loan losses by portfolio segment for the six months ended June 30, 2016 was as follows:

Loan Class	Balance Dec 31, 2015	Provision (credit) for loan losses	Loans charged-off	Recoveries	Balance June 30, 2016

Residential real estate	$2,501	$286	$(56)	$16	$2,747
Multifamily real estate	821	1	-	-	822
Commercial real estate:
Owner occupied	1,509	(68)	-	1	1,442
Non owner occupied	2,070	638	-	-	2,708
Commercial and industrial	1,033	40	-	38	1,111
Consumer	307	33	(90)	56	306
All other	1,406	194	(126)	194	1,668
Total	$9,647	$1,124	$(272)	$305	$10,804

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

Activity in the allowance for loan losses by portfolio segment for the three months ended June 30, 2017 was as follows:

Loan Class	Balance March 31, 2017	Provision (credit) for loan losses	Loans charged-off	Recoveries	Balance June 30, 2017

Residential real estate	$2,977	$64	$(94)	$26	$2,973
Multifamily real estate	770	567	-	-	1,337
Commercial real estate:
Owner occupied	1,576	(198)	-	240	1,618
Non owner occupied	2,422	(88)	-	-	2,334
Commercial and industrial	1,129	43	(134)	55	1,093
Consumer	370	22	(48)	29	373
All other	1,650	366	(81)	32	1,967
Total	$10,894	$776	$(357)	$382	$11,695

Activity in the allowance for loan losses by portfolio segment for the three months ended June 30, 2016 was as follows:

Loan Class	Balance March 31, 2016	Provision (credit) for loan losses	Loans charged-off	Recoveries	Balance June 30, 2016

Residential real estate	$2,539	$208	$(7)	$7	$2,747
Multifamily real estate	745	77	-	-	822
Commercial real estate:
Owner occupied	1,531	(89)	-	-	1,442
Non owner occupied	2,337	371	-	-	2,708
Commercial and industrial	933	176	-	2	1,111
Consumer	288	44	(46)	20	306
All other	1,542	25	(66)	167	1,668
Total	$9,915	$812	$(119)	$196	$10,804

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

Purchased Impaired Loans

The Company holds purchased loans for which there was, at their acquisition date, evidence of deterioration of credit quality since their origination and it was probable, at acquisition, that all contractually required payments would not be collected.  The carrying amount of those loans is as follows at June 30, 2017 and December 31, 2016.

	2017	2016
Residential real estate	$1,537	$1,619
Commercial real estate
Owner occupied	1,645	2,013
Non owner occupied	-	5,396
Commercial and industrial	216	232
All other	1,860	2,061
Total carrying amount	$5,258	$11,321
Contractual principal balance	$7,234	$14,784

Carrying amount, net of allowance	$5,208	$11,311

For those purchased loans disclosed above, the Company increased the allowance for loan losses by $50,000 for the six-months ended June 30, 2017, but did not increase the allowance for loan losses for purchased impaired loans during the six-months ended June 30, 2016.

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

The accretable yield, or income expected to be collected, on the purchased loans above is as follows at June 30, 2017 and June 30, 2016.

	2017	2016
Balance at January 1	$1,208	$185
New loans purchased	-	1,115
Accretion of income	(403)	(52)
Reclassification to non-accretable	-	-
Disposals	-	-
Balance at June 30	$805	$1,248

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

Past Due and Non-performing Loans

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of June 30, 2017 and December 31, 2016.  The recorded investment in non-accrual loans is less than the principal owed on non-accrual loans due to discounts applied to the carrying value of the loan at time of their acquisition and interest payments made by the borrower which have been used to reduce the recorded investment in the loan rather than recognized as interest income.

June 30, 2017	Principal Owed on Non-accrual Loans	Recorded Investment in Non-accrual Loans	Loans Past Due Over 90 Days, still accruing

Residential real estate	$3,767	$3,190	$693
Multifamily real estate	11,102	11,095	332
Commercial real estate
Owner occupied	2,156	2,078	-
Non owner occupied	311	212	-
Commercial and industrial	1,833	830	1,134
Consumer	276	252	-
All other	2,913	2,791	-
Total	$22,358	$20,448	$2,159

December 31, 2016	Principal Owed on Non-accrual Loans	Recorded Investment in Non-accrual Loans	Loans Past Due Over 90 Days, still accruing

Residential real estate	$3,467	$2,794	$606
Multifamily real estate	11,157	11,106	334
Commercial real estate
Owner occupied	1,769	1,704	15
Non owner occupied	294	196	36
Commercial and industrial	2,537	1,209	1,008
Consumer	366	347	-
All other	8,408	8,391	-
Total	$27,998	$25,747	$1,999

Nonaccrual loans and impaired loans are defined differently.  Some loans may be included in both categories, and some may only be included in one category.  Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

The following table presents the aging of the recorded investment in past due loans as of June 30, 2017 by class of loans:

Loan Class	Total Loans	30-89 Days Past Due	Greater than 90 days past due	Total Past Due	Loans Not Past Due

Residential real estate	$340,288	$4,920	$2,061	$6,981	$333,307
Multifamily real estate	78,352	108	11,427	11,535	66,817
Commercial real estate:
Owner occupied	133,846	364	2,015	2,379	131,467
Non owner occupied	227,700	154	124	278	227,422
Commercial and industrial	77,900	50	1,900	1,950	75,950
Consumer	29,747	295	93	388	29,359
All other	150,121	875	2,789	3,664	146,457
Total	$1,037,954	$6,766	$20,409	$27,175	$1,010,779

The following table presents the aging of the recorded investment in past due loans as of December 31, 2016 by class of loans:

Loan Class	Total Loans	30-89 Days Past Due	Greater than 90 days past due	Total Past Due	Loans Not Past Due

Residential real estate	$342,294	$6,113	$1,596	$7,709	$334,585
Multifamily real estate	74,165	-	11,440	11,440	62,725
Commercial real estate:
Owner occupied	129,370	1,746	1,474	3,220	126,150
Non owner occupied	220,836	1,803	159	1,962	218,874
Commercial and industrial	76,736	330	2,120	2,450	74,286
Consumer	30,916	403	223	626	30,290
All other	150,506	577	8,187	8,764	141,742
Total	$1,024,823	$10,972	$25,199	$36,171	$988,652

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2017:

	Allowance for Loan Losses				Loan Balances
Loan Class	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total

Residential real estate	$-	$2,973	$-	$2,973	$326	$338,425	$1,537	$340,288
Multifamily real estate	517	820	-	1,337	13,593	64,759	-	78,352
Commercial real estate:
Owner occupied	324	1,294	-	1,618	4,095	128,106	1,645	133,846
Non-owner occupied	-	2,334	-	2,334	1,914	225,786	-	227,700
Commercial and industrial	107	936	50	1,093	1,253	76,431	216	77,900
Consumer	-	373	-	373	-	29,747	-	29,747
All other	205	1,762	-	1,967	7,189	141,072	1,860	150,121
Total	$1,153	$10,492	$50	$11,695	$28,370	$1,004,326	$5,258	$1,037,954

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

The following table presents loans individually evaluated for impairment by class of loans as of June 30, 2017.  The table includes $199,000 of loans acquired with deteriorated credit quality that the Company cannot reasonably estimate cash flows such that they are accounted for on the cost recovery method and are still individually evaluated for impairment.

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Residential real estate	$367	$326	$-
Multifamily real estate	2,498	2,498	-
Commercial real estate
Owner occupied	3,129	3,079	-
Non owner occupied	2,006	1,914	-
Commercial and industrial	2,076	1,134	-
All other	3,191	3,071	-
	13,267	12,022	-
With an allowance recorded:
Multifamily real estate	$11,102	$11,095	$517
Commercial real estate
Owner occupied	1,044	1,016	324
Commercial and industrial	469	318	157
All other	4,123	4,118	205
	16,738	16,547	1,203
Total	$30,005	$28,569	$1,203

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2016.  The table includes $208,000 of loans acquired with deteriorated credit quality that the Company cannot reasonably estimate cash flows such that they are accounted for on the cost recovery method and are still individually evaluated for impairment.

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

The following table presents the average balance of loans individually evaluated for impairment and interest income recognized on these loans for the six months ended June 30, 2017 and June 30, 2016.   The table includes loans acquired with deteriorated credit quality that are still individually evaluated for impairment.

	Six months ended June 30, 2017			Six months ended June 30, 2016
Loan Class	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized

Residential real estate	$345	$1	$1	$638	$11	$9
Multifamily real estate	13,611	130	121	1,241	58	58
Commercial real estate:
Owner occupied	3,211	22	22	678	-	-
Non-owner occupied	2,079	61	61	5,706	100	97
Commercial and industrial	1,523	101	101	969	16	16
All other	9,129	289	286	802	7	6
Total	$29,898	$604	$592	$10,034	$192	$186

The following table presents the average balance of loans individually evaluated for impairment and interest income recognized on these loans for the three months ended June 30, 2017 and June 30, 2016.  The table includes loans acquired with deteriorated credit quality that are still individually evaluated for impairment.

	Three months ended June 30, 2017			Three months ended June 30, 2016
Loan Class	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized

Residential real estate	$328	$-	$-	$669	$5	$5
Multifamily real estate	13,596	65	59	1,824	45	45
Commercial real estate:
Owner occupied	3,417	16	16	795	-	-
Non-owner occupied	1,932	29	29	5,308	51	51
Commercial and industrial	1,471	27	27	1,141	13	12
All other	7,205	57	55	850	7	6
Total	$27,949	$194	$186	$10,587	$121	$119

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

The following table presents TDR's as of June 30, 2017 and December 31, 2016:

June 30, 2017	TDR's on Non-accrual	Other TDR's	Total TDR's

Residential real estate	$324	$133	$457
Multifamily real estate	-	2,166	2,166
Commercial real estate
Owner occupied	601	1,771	2,372
Commercial and industrial	59	520	579
All other	751	4,340	5,091
Total	$1,735	$8,930	$10,665

December 31, 2016	TDR's on Non-accrual	Other TDR's	Total TDR's

Residential real estate	$129	$464	$593
Multifamily real estate	-	2,201	2,201
Commercial real estate
Owner occupied	-	856	856
Commercial and industrial	62	352	414
All other	751	4,395	5,146
Total	$942	$8,268	$9,210

At June 30, 2017, $40,000 in specific reserves was allocated to loans that had restructured terms.  At December 31, 2016, $43,000 in specific reserves was allocated to loans that had restructured terms.  As of June 30, 2017 and December 31, 2016, there were no commitments to lend additional amounts to these borrowers.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

The following table presents TDR's that occurred during the three and six months ended June 30, 2017.

	Three months ended June 30, 2017			Six months ended June 30, 2017
Loan Class	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial real estate
Owner occupied	2	$1,525	$1,525	2	$1,525	$1,525
Commercial & industrial	1	191	191	1	191	191
Total	3	$1,716	$1,716	3	$1,716	$1,716

The modifications reported above for the six months ended June 30, 2017 involve one borrowing relationship that did not include any permanent reduction of the recorded investment in the loans nor change in the interest rate on the loans.  The Company has modified the terms of the loans granting interest only payments during a period of loan rehabilitation.  These periods have exceeded normal interest only periods customarily offered by the Company.  During the three and six month ended June 30, 2017, the Company did not increase the allowance for loan losses related to these loans.

The following table presents TDR's that occurred during the three and six months ended June 30, 2016.

	Three months ended June 30, 2016			Six months ended June 30, 2016
Loan Class	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Residential real estate	-	$-	$-	2	$299	$299
Commercial real estate
Owner occupied	-	-	-	2	610	610
Non-owner occupied	-	-	-	1	100	100
Commercial & industrial	-	-	-	1	20	20
Total	-	$-	$-	6	$1,029	$1,029

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

During the three and six months ended June 30, 2017 and the three and six months ended June 30, 2016, there were no TDR's for which there was a payment default within twelve months following the modification.

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

As of June 30, 2017 and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

Loan Class	Pass	Special Mention	Substandard	Doubtful	Total Loans

Residential real estate	$327,595	$3,114	$9,578	$1	$340,288
Multifamily real estate	63,630	75	12,035	2,612	78,352
Commercial real estate:
Owner occupied	121,638	6,826	5,382	-	133,846
Non-owner occupied	219,011	6,408	2,281	-	227,700
Commercial and industrial	72,032	3,779	2,089	-	77,900
Consumer	29,343	155	249	-	29,747
All other	140,829	1,728	7,564	-	150,121
Total	$974,078	$22,085	$39,178	$2,613	$1,037,954

As of December 31, 2016, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

Loan Class	Pass	Special Mention	Substandard	Doubtful	Total Loans

Residential real estate	$328,905	$4,880	$8,507	$2	$342,294
Multifamily real estate	59,375	78	14,712	-	74,165
Commercial real estate:
Owner occupied	118,134	6,720	4,516	-	129,370
Non-owner occupied	213,641	4,391	2,804	-	220,836
Commercial and industrial	72,094	2,337	2,275	30	76,736
Consumer	30,369	242	305	-	30,916
All other	134,945	1,958	13,603	-	150,506
Total	$957,463	$20,606	$46,722	$32	$1,024,823

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  4 - STOCKHOLDERS' EQUITY AND REGULATORY MATTERS

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

These quantitative measures established by regulation to ensure capital adequacy require the Company and Banks to maintain minimum amounts and ratios (set forth in the following tables).  The final rules implementing the Basel Committee on Banking Supervision's capital guidelines for U.S. Banks (Basel III rules) became effective for the Company and Banks on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule by     January 1, 2019.  The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital.  Management believes, as of June 30, 2017, that the Company and the Banks meet all quantitative capital adequacy requirements to which they are subject.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  4 - STOCKHOLDERS' EQUITY AND REGULATORY MATTERS - continued

Shown below is a summary of regulatory capital ratios for the Company:
	June 30, 2017	December 31, 2016	Regulatory Minimum Requirements	To Be Considered Well Capitalized
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	13.9%	13.4%	4.5%	6.5%
Tier 1 Capital (to Risk-Weighted Assets)	14.4%	13.9%	6.0%	8.0%
Total Capital (to Risk-Weighted Assets)	15.5%	15.0%	8.0%	10.0%
Tier 1 Capital (to Average Assets)	10.4%	10.1%	4.0%	5.0%

Beginning on January 1, 2016 an additional capital conservation buffer has been added to the minimum regulatory capital ratios under the regulatory framework for prompt corrective action.  The capital conservation buffer will be measured as a percentage of risk weighted assets and will be phased-in over a four year period from 2016 thru 2019, resulting in a required capital conservation buffer of 0.625% in 2016 and 1.25% in 2017.  When fully implemented, the capital conservation buffer will be 2.50% of risk weighted assets over and above the regulatory minimum capital ratios for Common Equity Tier 1 Capital (CET1) to risk weighted assets, Tier 1 Capital to risk weighted assets, and Total Capital to risk weighted assets.  The consequences of not meeting the capital conservation buffer thresholds include restrictions on the payment of dividends, restrictions on the payment of discretionary bonuses, and restrictions on the repurchasing of common shares by the Company.  The capital ratios of the Affiliate Banks and the Company already exceed the new minimum capital ratios plus the fully phased-in 2.50% capital buffer requiring a CET1 Capital to risk weighted assets ratio of at least 7.00%, a Tier 1 Capital to risk weighted assets ratio of at least 8.50% and a Total Capital to risk weighted assets ratio of at least 10.50%.  The Company's capital conservation buffer was 7.53% at June 30, 2017 and 6.95% at December 31, 2016, well in excess of the fully phased-in 2.50% required by December 31, 2019.

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

On April 19, 2017, 6,000 shares of Premier's common stock were granted to President and CEO, Robert W. Walker as stock-based bonus compensation under the 2012 Long-term Incentive Plan.  The fair value of the stock at the time of the grant was $20.70 per share based upon the closing price of Premier's stock on the date of grant and $124,000 of stock-based compensation was recorded as a result.  On March 16, 2016, 7,700 shares of Premier's common stock were granted to President and CEO, Robert W. Walker as stock-based bonus compensation under the 2012 Long-term Incentive Plan.  The fair value of the stock at the time of the grant was $13.55 per share based upon the closing price of Premier's stock on the date of grant and $104,000 of stock-based compensation was recorded as a result.

Compensation expense of $169,000 was recorded for the first six months of 2017 while $142,000 was recorded for the first six months of 2016, including the compensation expense related to the stock grants to Mr. Walker.  Stock-based compensation expense related to incentive stock option grants is recognized ratably over the requisite vesting period for all awards. Unrecognized stock-based compensation expense related to stock options totaled $124,000 at June 30, 2017. This unrecognized expense is expected to be recognized over the next 32 months based on the vesting periods of the options.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  6 – EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the earnings per common share and earnings per common share assuming dilution computations for the three and six months ended June 30, 2017 and 2016 is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Basic earnings per share
Income available to common stockholders	$3,9193,918	$2,624	$7,583	$5,603
Weighted average common shares outstanding	10,656,350	10,587,223	10,649,750	10,449,476
Earnings per share	$0.37	$0.25	$0.71	$0.54

Diluted earnings per share
Income available to common stockholders	$3,9193,918	$2,624	$7,583	$5,603
Weighted average common shares outstanding	10,656,350	10,587,223	10,649,750	10,449,476
Add dilutive effects of potential additional common stock	88,984	59,127	83,140	59,605
Weighted average common and dilutive potential common shares outstanding	10,745,334	10,646,350	10,732,890	10,509,081
Earnings per share assuming dilution	$0.36	$0.25	$0.71	$0.53

Stock options for 22,000 shares of common stock were not considered in computing diluted earnings per share for the six months ended June 30, 2016 because they were antidilutive.  There were no stock options considered antidilutive for the six months ended June 30, 2017.  There were no stock options considered antidilutive for the three months ended June 30, 2017 and 2016.

On December 9, 2016, Premier paid a 10% stock dividend (1 share for every 10 shares owned on record date) to shareholders of record on December 2, 2016.  Outstanding shares and per share amounts prior to the payment date have been restated to reflect the additional shares issued as a result of the stock dividend to aid in the comparison to current period results.

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  7 – FAIR VALUE - continued

The carrying amounts and estimated fair values of financial instruments at June 30, 2017 were as follows:

		Fair Value Measurements at June 30, 2017 Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and due from banks	$80,472	$80,472	$-	$-	$80,472
Federal funds sold	2,396	2,396	-	-	2,396
Time deposits with other banks	2,582	-	2,592	-	2,592
Securities available for sale	301,224	-	301,224	-	301,224
Loans, net	1,026,259	-	-	1,012,953	1,012,953
Federal Home Loan Bank stock	3,185	n/a	n/a	n/a	n/a
Interest receivable	3,637	-	762	2,875	3,637

Financial liabilities
Deposits	$(1,277,208)	$(931,962)	$(341,484)	$-	$(1,273,446)
Securities sold under agreements to repurchase	(20,478)	-	(20,478)	-	(20,478)
Other borrowed funds	(7,000)	-	(6,957)	-	(6,957)
Subordinated Debt	(5,360)	-	(5,387)	-	(5,387)
Interest payable	(352)	(8)	(344)	-	(352)

The carrying amounts and estimated fair values of financial instruments at December 31, 2016 were as follows:

		Fair Value Measurements at December 31, 2016 Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and due from banks	$97,163	$97,163	$-	$-	$97,163
Federal funds sold	7,555	7,555	-	-	7,555
Time deposits with other banks	2,332	-	2,352	-	2,352
Securities available for sale	288,607	-	288,607	-	288,607
Loans, net	1,013,987	-	-	1,004,388	1,004,388
Federal Home Loan Bank stock	3,200	n/a	n/a	n/a	n/a
Interest receivable	3,862	-	771	3,091	3,862

Financial liabilities
Deposits	$(1,279,386)	$(920,745)	$(354,885)	$-	$(1,275,630)
Securities sold under agreements to repurchase	(23,820)	-	(23,820)	-	(23,820)
Other borrowed funds	(8,859)	-	(8,906)	-	(8,906)
Subordinated debt	(5,343)	-	(5,341)	-	(5,341)
Interest payable	(364)	(7)	(357)	-	(364)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  7 – FAIR VALUE - continued

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at June 30, 2017 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale
Mortgage-backed securities
U. S. agency MBS - residential	$203,524	$-	$203,524	$-
U. S. agency CMO's - residential	62,118	-	62,118	-
Total mortgage-backed securities of government sponsored agencies	265,642	-	265,642	-
U. S. government sponsored agency securities	21,315	-	21,315	-
Obligations of states and political subdivisions	14,267	-	14,267	-
Total securities available for sale	$301,224	$-	$301,224	$-

		Fair Value Measurements at December 31, 2016 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale
Mortgage-backed securities
U. S. agency MBS - residential	$174,177	$-	$174,177	$-
U. S. agency CMO's	73,267	-	73,267	-
Total mortgage-backed securities of government sponsored agencies	247,444	-	247,444	-
U. S. government sponsored agency securities	24,501	-	24,501	-
Obligations of states and political subdivisions	16,662	-	16,662	-
Total securities available for sale	$288,607	$-	$288,607	$-

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

Other real estate owned (OREO):  The fair value of OREO is based on appraisals less cost to sell at the date of foreclosure.  Management may obtain additional updated appraisals depending on the length of time since foreclosure.  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value.  Management periodically evaluates the appraised values and will discount a property's appraised value to account for a number of factors including but not limited to the cost of liquidating the collateral, the age of the appraisal, observable deterioration since the appraisal, or other factors unique to the property. To the extent an adjusted appraised value is lower than the carrying value of an OREO property, a direct charge to earnings is recorded as an OREO write-down.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  7 – FAIR VALUE - continued

Assets and liabilities measured at fair value on a non-recurring basis at June 30, 2017 are summarized below:

		Fair Value Measurements at June 30, 2017 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Multifamily real estate	$10,578	$-	$-	$10,578
Commercial real estate:
Owner occupied	692	-	-	692
Commercial and industrial	161	-	-	161
All other	3,913	-	-	3,913
Total impaired loans	$15,344	$-	$-	$15,344

Other real estate owned:
Residential real estate	$509	$-	$-	$509
Commercial real estate:
Owner occupied	175	-	-	175
Non-owner occupied	1,953	-	-	1,953
All other	2,855	-	-	2,855
Total OREO	$5,492	$-	$-	$5,492

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $16,547,000 at June 30, 2017 with a valuation allowance of $1,203,000 and a carrying amount of $4,446,000 at December 31, 2016 with a valuation allowance of $606,000.  The change resulted in a provision for loan losses of $763,000 for the six months ended June 30, 2017, compared to an $191,000 provision for loan losses for the six months ended June 30, 2016 and a $678,000 provision for loan losses for the three months ended June 30, 2017, compared to a $139,000 provision for loan losses for the three months ended June 30, 2016.  The detail of impaired loans by loan class is contained in Note 3 above.

Other real estate owned measured at fair value less costs to sell, had a net carrying amount of $5,492,000 which is made up of the outstanding balance of $8,803,000 net of a valuation allowance of $3,311,000 at June 30, 2017.  There were $363,000 of write downs during the six months ended June 30, 2017 compared to no additional write downs during the six months ended June 30, 2016.  For the three months ended June 30, 2017 there were $324,000 of additional write downs compared to no additional write downs during the three months ended June 30, 2016.  At December 31, 2016, other real estate owned had a net carrying amount of $6,624,000, made up of the outstanding balance of $9,900,000, net of a valuation allowance of $3,276,000.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  7 – FAIR VALUE - continued

The significant unobservable inputs related to assets and liabilities measured at fair value on a non-recurring basis at June 30, 2017 are summarized below:

	June 30, 2017	Valuation Techniques	Unobservable Inputs	Range (Weighted Avg)
Impaired loans:
Multifamily real estate	$10,578	sales comparison	adjustment for differences between the comparable sales	4.0%-4.0% (4.0%)
Commercial real estate:
Owner occupied	692	sales comparison	adjustment for limited salability of specialized property	23.1%-76.4% (29.5%)
Commercial and industrial	161	sales comparison	adjustment for differences between the comparable sales	8.0%-56.5% (52.8%)
All other	3,913	sales comparison	adjustment for differences between the comparable sales	8.0%-14.9% (14.7%)
Total impaired loans	$15,344

Other real estate owned:
Residential real estate	$509	sales comparison	adjustment for differences between the comparable sales	0.1%-50.2% (14.7%)
Commercial real estate:
Owner occupied	175	sales comparison	adjustment for differences between the comparable sales	21.8%-21.8% (21.8%)
Non-owner occupied	1,953	sales comparison	adjustment for differences between the comparable sales	27.6%-58.9% (30.8%)
All other	2,855	sales comparison	adjustment for estimated realizable value	15.1%-69.0% (18.8%)
Total OREO	$5,492

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  7 – FAIR VALUE - continued

Assets and liabilities measured at fair value on a non-recurring basis at December 31, 2016 are summarized below:

		Fair Value Measurements at December 31, 2016 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Commercial real estate:
Owner occupied	$793	$-	$-	$793
Commercial and Industrial	12	-	-	12
All Other	3,036	-	-	3,036
Total impaired loans	$3,841	$-	$-	$3,841

Other real estate owned:
Residential real estate:	$613	$-	$-	$613
Commercial real estate:
Owner occupied	175	-	-	175
Non-owner occupied	2,153	-	-	2,153
All other	3,683	-	-	3,683
Total OREO	$6,624	$-	$-	$6,624

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  7 – FAIR VALUE - continued

The significant unobservable inputs related to assets and liabilities measured at fair value on a non-recurring basis at December 31, 2016 are summarized below:

	December 31, 2016	Valuation Techniques	Unobservable Inputs	Range (Weighted Avg)
Impaired loans:
Commercial real estate:
Owner occupied	$793	sales comparison	adjustment for limited salability of specialized property	9.3%-76.4% (19.3%)
Commercial and Industrial	12	sales comparison	adjustment for limited salability of specialized property	8.0%-8.0% (8.0%)
All Other	3,036	sales comparison	adjustment for differences between the comparable sales	5.7%-9.0% (8.0%)
Total impaired loans	$3,841

Other real estate owned:
Residential real estate	$613	sales comparison	adjustment for differences between the comparable sales	0.7%-86.8% (25.2%)
Commercial real estate:
Owner occupied	175	sales comparison	adjustment for differences between the comparable sales	21.8%-21.8% (21.8%)
Non-owner occupied	2,153	sales comparison	adjustment for differences between the comparable sales	17.2%-27.6% (25.7%)
All Other	3,683	sales comparison	adjustment for estimated realizable value	15.1%-45.4% (21.8%)
Total OREO	$6,624

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
JUNE 30, 2017

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
Net income for the six months ended June 30, 2017 was $7,583,000, or $0.71 per diluted share, compared to net income of $5,603,000, or $0.53 per diluted share, for the six months ended June 30, 2016.  The increase in income in 2017 is largely due to increases in interest income and non-interest income as well as decreases in interest expense and non-interest expense.  The annualized returns on average common shareholders' equity and average assets were approximately 8.44% and 1.01% for the six months ended June 30, 2017 compared to 6.51% and 0.76%% for the same period in 2016.
Net income for the three months ended June 30, 2017 was $3,919,000, or $0.36 per diluted share, compared to net income of $2,624,000, or $0.25 per diluted share for the three months ended June 30, 2016.  The increase in income for the three months ended June 30, 2017 is likewise largely due to an increase in interest income and non-interest income as well as a decrease in interest expense and non-interest expense.  The annualized returns on average common shareholders' equity and average assets were approximately 8.63% and 1.04% for the three months ended June 30, 2017 compared to 5.98% and 0.70% for the same period in 2016.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
JUNE 30, 2017

Net interest income for the six months ended June 30, 2017 totaled $29.258 million, up $2.7 million, or 10.2%, from the $26.546 million of net interest income earned in the first six months of 2016.  Interest income in 2017 increased by $2.606 million, or 9.0%, largely due to a $2.489 million increase in interest income on loans.  Interest income on loans in the first six months of 2017 included approximately $1,607,000 of deferred interest and discounts recognized on loans that paid off during the first six months of 2017 compared to $70,000 of loan interest income of this kind recognized during the first six months of 2016.  The loan payoffs in 2017 included both non-accrual loans and performing loans that were once on non-accrual status.  Otherwise, interest income on loans increased by $952,000, or 3.7%, largely due to a higher average balance of loans outstanding during the period although with a slightly lower average yield.  Interest income on investment securities in the first six months of 2017 decreased by $17,000, or 0.6%, largely due to a lower average balance of investments outstanding as surplus funds and maturing investments have been used to fund the higher yielding loan portfolio.  Interest income from interest-bearing bank balances and federal funds sold increased by $134,000, or 65%, largely due to an increase in the yield on these balances in 2017 resulting from the Federal Reserve Board of Governors' decisions to increase the federal funds target rate by a total of 75 basis points in the last twelve months, on a slightly lower average balance outstanding during the first six months of 2017.
Complementing the increase in interest income in the first six months of 2017 was a $106,000, or 4.5%, decrease in interest expense.  Interest expense on deposits decreased by $52,000, or 2.7% in the first half of 2017 primarily due to a lower average balance of higher rate certificates of deposit in the first six months of 2017 compared to the same six months of 2016.  The decrease in the average of these deposit balances were more than replaced by an increase in average transaction based interest-bearing deposits and savings deposits which typically pay a lower interest rate than certificates of deposit.  Interest expense on borrowings in the first half of 2017 decreased by $76,000, or 31.4%, largely due to a decrease in outstanding borrowings from principal payments, including the full repayment of bank based FHLB borrowings during 2016.  Partially offsetting the decrease in interest expense on borrowings was a $26,000, or 22.0%, increase in interest expense on Premier's subordinated debt due to an increase in the variable rate interest rate paid in 2017.  The variable interest rate is indexed to the three month London Interbank Offered Rate, which is sensitive to moves in the short-term interest rate market.
Premier's net interest margin during the first six months of 2017 was 4.26% compared to 3.93% for the same period in 2016.  A portion of the interest income on loans is the result of recognizing deferred interest income and discounts on loans that paid-off during the period.  Excluding this income, Premier's net interest margin during the first six months of 2017 would have been 4.03% compared to 3.92% for the same period in 2016.  As shown in the table below, Premier's yield earned on federal funds sold and interest bearing bank balances increased to 1.26% in the first six months of 2017, from the 0.63% earned in the first six months of 2016.  The average yield earned on securities available for sale and total loans outstanding also increased when compared to the first six months of 2016.  Further improving Premier's net interest margin, the average rate paid on interest bearing liabilities decreased in the first six months of 2017, as decreases in the average rates paid on interest-bearing deposits, and short-term borrowings, were partially offset by a higher average rate paid on Premier's variable rate subordinated debentures and other borrowings.  The overall effect was to increase Premier's net interest spread by 32 basis points to 4.13% and its net interest margin by 33 basis points to 4.26% in the first six months of 2017 when compared to the first six months of 2016.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
JUNE 30, 2017

Additional information on Premier's net interest income for the first six months of 2017 and first six months of 2016 is contained in the following table.

PREMIER FINANCIAL BANCORP, INC.
AVERAGE CONSOLIDATED BALANCE SHEETS
AND NET INTEREST INCOME ANALYSIS

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
Assets
Interest Earning Assets
Federal funds sold and other	$54,253	$339	1.26%	$65,063	$205	0.63%
Securities available for sale
Taxable	285,769	2,809	1.97	298,133	2,790	1.87
Tax-exempt	13,003	136	3.22	18,681	172	2.83
Total investment securities	298,772	2,945	2.02	316,814	2,962	1.93
Total loans	1,034,407	28,198	5.50	979,597	25,709	5.28
Total interest-earning assets	1,387,432	31,482	4.58%	1,361,474	28,876	4.28%
Allowance for loan losses	(10,962)			(9,929)
Cash and due from banks	40,419			36,303
Other assets	81,444			81,899
Total assets	$1,498,333			$1,469,747

Liabilities and Equity
Interest-bearing liabilities
Interest-bearing deposits	$966,214	1,900	0.40	$955,948	1,952	0.41
Short-term borrowings	22,374	14	0.13	22,792	18	0.16
FHLB advances	-	-	-	1,792	22	2.47
Other borrowings	8,111	166	4.13	10,708	220	4.13
Subordinated debentures	5,350	144	5.43	4,875	118	4.87
Total interest-bearing liabilities	1,002,049	2,224	0.45%	996,115	2,330	0.47%
Non-interest bearing deposits	312,031			297,331
Other liabilities	4,604			4,111
Stockholders' equity	179,649			172,190
Total liabilities and equity	$1,498,333			$1,469,747

Net interest earnings		$29,258			$26,546
Net interest spread			4.13%			3.81%
Net interest margin			4.26%			3.93%

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
JUNE 30, 2017

Additional information on Premier's net interest income for the second quarter of 2017 and second quarter of 2016 is contained in the following table.

PREMIER FINANCIAL BANCORP, INC.
AVERAGE CONSOLIDATED BALANCE SHEETS
AND NET INTEREST INCOME ANALYSIS

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
Assets
Interest Earning Assets
Federal funds sold and other	$52,893	$182	1.38%	$71,529	$108	0.61%
Securities available for sale
Taxable	293,437	1,464	2.00	297,233	1,362	1.83
Tax-exempt	12,453	64	3.16	19,251	88	2.81
Total investment securities	305,890	1,528	2.04	316,484	1,450	1.89
Total loans	1,036,258	14,663	5.68	995,501	13,108	5.30
Total interest-earning assets	1,395,041	16,373	4.72%	1,383,514	14,666	4.27%
Allowance for loan losses	(11,012)			(10,116)
Cash and due from banks	40,912			39,612
Other assets	80,497			82,944
Total assets	$1,505,438			$1,495,954

Liabilities and Equity
Interest-bearing liabilities
Interest-bearing deposits	$969,483	951	0.39	$971,266	975	0.40
Short-term borrowings	21,252	7	0.13	25,256	11	0.18
FHLB advances	-	-	-	2,525	15	2.39
Other borrowings	7,663	79	4.14	10,402	107	4.14
Subordinated debentures	5,355	74	5.54	5,371	67	5.02
Total interest-bearing liabilities	1,003,753	1,111	0.44%	1,014,820	1,175	0.47%
Non-interest bearing deposits	315,848			302,079
Other liabilities	4,140			3,574
Stockholders' equity	181,697			175,481
Total liabilities and equity	$1,505,438			$1,495,954

Net interest earnings		$15,262			$13,491
Net interest spread			4.28%			3.80%
Net interest margin			4.40%			3.93%

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
JUNE 30, 2017

Net interest income for the quarter ended June 30, 2017 totaled $15.262 million, up $1.771 million, or 13.1%, from the $13.491 million of net interest income earned in the second quarter of 2016.   Interest income in 2017 increased by $1.707 million, or 11.6%, largely due to a $1.555 million, or 11.9%, increase in interest income on loans.  Interest income on loans in the second quarter of 2017 included approximately $1.161 million of income recognized from deferred interest and discounts recognized on loans that paid off during the quarter compared to $70,000 of interest income of this kind recognized during the second quarter of 2016.  Otherwise, interest income on loans increased by $464,000, or 3.5%, in the second quarter of 2017, largely due to a higher average balance of loans outstanding during the quarter.  Interest income on investment securities in the second quarter of 2017 increased by $78,000, or 5.4%, largely due to a higher average yield on the investment portfolio although on a lower average balance of investments outstanding during the quarter.  Interest income from interest-bearing bank balances and federal funds sold increased by $74,000, or 69%, largely due to an increase in the yield on these balances in 2017 on a slightly lower average balance outstanding during the quarter.
Interest expense decreased in total during the second quarter of 2017 by $64,000, or 5.4%, when compared to the same quarter of 2016.  Interest expense on deposits decreased by $24,000, or 2.4%, in the second quarter of 2017, primarily due to a slightly lower average of interest-bearing deposits outstanding during the quarter.  Interest expense on repurchase agreements in the second quarter of 2017 decreased by $4,000, or 36.4%, due to both a decrease in the average rate paid on these agreements as well as a lower average balance outstanding during the quarter.  Interest expense on borrowings in the second quarter of 2017 decreased by $43,000, or 35.2%, largely due to a decrease in outstanding borrowings, including the full repayment of bank based FHLB borrowings during 2016.  Partially offsetting the decrease in interest expense on borrowings was a $7,000, or 10.4%, increase in interest expense on Premier's subordinated debt due to an increase in the variable interest rate paid in 2017.
Premier's net interest margin during the second quarter of 2017 was 4.40% compared to 3.93% for the same period in 2016.  A portion of the interest income on loans was the result of recognizing deferred interest income and discounts on loans that paid-off during the period.  Excluding this income, Premier's net interest margin during the second quarter of 2017 would have been 4.06% compared to 3.91% for the same period in 2016.  As shown in the table above, Premier's yield earned on federal funds sold and interest bearing bank balances increased to 1.38% in the second quarter of 2017, from the 0.61% earned in the second quarter of 2016.  The average yield earned on securities available for sale and total loans outstanding also increased when compared to the second quarter of 2016.  Further improving Premier's net interest margin, the average rate paid on interest bearing liabilities decreased in the second quarter of 2017, as decreases in the average rates paid on interest-bearing deposits, and short-term borrowings, were partially offset by a higher average rate paid on Premier's variable rate subordinated debentures and other borrowings.  The overall effect was to increase Premier's net interest spread by 48 basis points to 4.28% and its net interest margin by 47 basis points to 4.40% in the second quarter of 2017 when compared to the same quarter of 2016.
Non-interest income increased by $149,000, or 3.7%, to $4,151,000 for the first six months of 2017 compared to the same period of 2016.  Service charges on deposit accounts increased by $121,000, or 6.2% and electronic banking income (income from debit/credit cards, ATM fees and internet banking charges) increased by $49,000, or 3.1%.  Service charges on deposit accounts increased largely due to an increase in customer overdraft activity, particularly in the second quarter of 2017, while electronic banking income increased primarily due to an increase in income from debit card transaction activity.  Partially offsetting these increases was a $28,000, or 7.1%, decrease in other non-interest income, largely due to income recognized in 2016 from the liquidation of non-marketable investments obtained in the acquisition of First National Bankshares.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
JUNE 30, 2017

For the quarter ending June 30, 2017, non-interest income increased by $69,000, or 3.3%, to $2,134,000 compared to $2,065,000 recognized during the same quarter of 2016.  Service charges on deposit accounts increased by $106,000, or 10.8% and electronic banking income increased by $31,000, or 3.9%.  Service charges on deposit accounts increased largely due to an increase in customer overdraft activity, particularly in the second quarter of 2017, while electronic banking income increased primarily due to an increase in income from debit card transaction activity and an increase in revenue from non-customer use of bank owned automated teller machines.  Partially offsetting these increases was a $20,000, or 33.9%, decrease in secondary market mortgage income and a $48,000, or 21.7% decrease in other non-interest income.  Secondary market mortgage income decreased due to a lower level of home purchasing and refinancing activity in Premier's markets while other non-interest income decreased largely due to lower levels of income related to lending activities such as credit life commissions and loan fees related to late payments.  Also reducing other non-interest income in the second quarter of 2017 compared to the second quarter of 2016 was the income recognized in 2016 from the liquidation of non-marketable investments obtained in the acquisition First National Bankshares.
Non-interest expenses for the first six months of 2017 totaled $20.40 million, or 2.75% of average assets on an annualized basis, compared to $20.71 million, or 2.83% of average assets for the same period of 2016.  The $310,000, or 1.5%, decrease in non-interest expenses in 2017 when compared to the first six months of 2016 is largely due to a $265,000, or 2.6% decrease in staff costs, a $127,000, or 26.8%, decrease in FDIC insurance expense, a $92,000, or 3.0%, decrease in occupancy and equipment expenses and a $229,000, or 9.3%, decrease in other non-interest expenses.  Staff costs decreased largely due to reductions in salary expense, payroll taxes, medical benefit costs, and retirement benefit costs related to reductions in personnel and changes to benefit plans at the acquired First National Bankshares locations.  These savings were partially offset by normal salary increases at Premier's other operations.  Occupancy and equipment expense decreased largely due to lower equipment costs related to maintenance, repairs, rent expense, and deprecation particularly related to information technology equipment.  FDIC insurance decreased, largely due to lower rates charged on the assessment base.  Other non-interest expenses decreased due in large part to $195,000 of conversion related expenses incurred in 2016 related to the acquisition and data systems conversion of First National Bankshares versus only $17,000 of conversion costs expensed in 2017.  These decreases in non-interest expense were partially offset by a $192,000, or 57.7%, increase in professional fees, a $156,000, or 24.5%, increase in expenses and write-downs of OREO, and an $83,000, or 26.2%, increase in taxes not on income and a $40,000, or 1.5%, increase in data processing costs when compared to the first six months of 2016.   Professional fees increased largely due to increases in legal fees, audit costs, and expenditures on third party consultants.  OREO expenses increased largely due to $363,000 of write-downs on existing OREO properties in 2017 compared to no write-downs during the first six months of 2016.  The increase in OREO write-down expense was partially offset by a lower level of expenses related to the maintenance and repairs of OREO properties held while being marketed for sale.  Taxes not on income increased largely due to increases in equity and deposit based taxes in Kentucky and Ohio due to growth in those markets from Premier's expanding branch network into the metro Cincinnati, Ohio area.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
JUNE 30, 2017

Non-interest expenses for the second quarter of 2016 totaled $10.40 million, or 2.77% of average assets on an annualized basis, compared to $10.64 million, or 2.86% of average assets for the same period of 2016.  The $233,000, or 2.2%, decrease in non-interest expenses in the second quarter of 2017 when compared to the second quarter of 2016 is largely due to a $244,000, or 4.7%, decrease in staff costs, a $101,000, or 6.5%, decrease in occupancy and equipment expense, a $66,000, or 20.8% decrease in amortization of intangibles, a $60,000, or 28.0%, decrease in FDIC insurance expense and a $104,000, or 8.1%, decrease in other non-interest expense. Staff costs decreased largely due to reductions in salary expense, payroll taxes, medical benefit costs, and retirement benefit costs related to reductions in personnel and changes to benefit plans at the acquired First National Bankshares locations.  Occupancy and equipment expense decreased largely due to lower equipment costs related to maintenance, repairs, rent expense, and deprecation particularly related to information technology equipment.  Amortization of intangible assets decreased largely due to the full amortization of the core deposit intangibles recorded as the result of two bank acquisitions completed in 2008.  FDIC insurance decreased largely due to lower rates charged on the assessment base.  Other non-interest expenses decreased due in large part to a $59,000 reduction in conversion expense primarily related to expenses incurred in 2016 related to the acquisition and data systems conversion of First National Bankshares.  These decreases were partially offset by a $94,000, or 51.4%, increase in professional fees, a $52,000, or 32.7%, increase in taxes not on income, a $155,000, or 38.9% increase in OREO expenses and write-downs and a $41,000, or 3.1%, increase in data processing costs.  Professional fees increased largely due to increases in legal fees, audit costs, and expenditures on third party consultants.  OREO expenses increased largely due to $324,000 of write-downs on existing OREO properties in the second quarter of 2017 compared to no write-downs during the second quarter of 2016.  The increase in OREO write-down expense was partially offset by a lower level of expenses related to the maintenance and repairs of OREO properties held while being marketed for sale.  Taxes not on income increased largely due to increases in equity and deposit based taxes in Kentucky and Ohio due to growth in those markets from Premier's expanding branch network into the metro Cincinnati, Ohio area.
Income tax expense was $4,282,000 for the first six months of 2017 compared to $3,109,000 for the first six months of 2016.  The effective tax rate for the six months ended June 30, 2017 was 36.1% compared to 35.7% for the same period in 2016.  For the quarter ended June 30, 2017, income tax expense was $2,297,000, a 37.0% effective tax rate, compared to $1,483,000 (a 36.1% effective tax rate) for the same period in 2016.  The increase in income tax expense during the first six months of 2017 can be primarily attributed to the increase in pre-tax income detailed above, as the effective tax rate was essentially unchanged.  Similarly, the increase in income tax expense during the second quarter of 2017 when compared to the same quarter of 2016 can also be primarily attributed to the increase in pre-tax income for the quarter as detailed above.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
JUNE 30, 2017

B. Financial Position
Total assets at June 30, 2017 decreased by $851,000 to $1.495 billion from the $1.496 billion at December 31, 2016.  The decrease in total assets since year-end is largely due to a $17.9 million decrease in interest bearing bank balances, a $5.2 million decrease in federal funds sold, and a $1.1 million decrease in other real estate owned.  These decreases were partially offset by a $12.6 million increase in securities available for sale and a $13.1 million increase in total loans outstanding.  Contrary to the decrease in total assets, earning assets increased by $2.6 million from the $1.382 billion at year-end 2016 to end the quarter at $1.385 billion.
Cash and due from banks at June 30, 2017 was $42.9 million, a $1.5 million increase from the $41.4 million at December 31, 2016.  Interest-bearing bank balances decreased by $17.9 million from the $58.1 million reported at December 31, 2016, and federal funds sold decreased by $5.2 million to $2.4 million at June 30, 2017.  Changes in these highly liquid assets are generally in response to increases in deposits, the demand for deposit withdrawals or the funding of loans or investment purchases and are part of Premier's management of its liquidity and interest rate risks.  The decrease in interest bearing bank balances and federal funds sold during the first six months of 2017 was largely in response to the funding of investment purchases plus an increase in total loans outstanding.
Securities available for sale totaled $301.2 million at June 30, 2017, a $12.6 million increase from the $288.6 million at December 31, 2016.  The increase was largely due to the purchase of $43.2 million of investment securities and a $3.7 million increase in the market value of the securities available for sale, which more than offset $33.3 million of proceeds from monthly principal payments on Premier's mortgage backed securities portfolio and securities that matured or were called during the year.  The investment portfolio is predominately high quality residential mortgage backed securities backed by the U.S. Government or Government sponsored agencies.  Any unrealized losses on securities within the portfolio at June 30, 2017 and December 31, 2016 are believed to be price changes resulting from increases in the long-term interest rate environment since acquiring the investment security and management anticipates receiving all principal and interest on these investments as they come due.  Additional details on investment activities can be found in the Consolidated Statements of Cash Flows.
Total loans at June 30, 2017 were $1.038 billion compared to $1.025 billion at December 31, 2016, an increase of approximately $13.1 million, or 1.3%.  The increase is largely due to internal loan growth partially offset by regular principal payments, loan payoffs and transfers of loans to OREO upon foreclosure.  Loan payoffs during the first six months of 2017 included payoffs on $5.6 million of non-accrual loans and $5.4 million of performing loans which resulted in recognizing approximately $1,407,000 of interest income deferred while the loans were on non-accrual status and $199,000 of remaining purchase discounts associated with the loans.
Premises and equipment decreased by $645,000 largely due to normal quarterly depreciation of fixed assets.  Other real estate owned acquired through foreclosure ("OREO") decreased by $1.1 million largely due to $1.5 million of sales and $363,000 of OREO write-downs on existing OREO, partially off offset by $671,000 of new additions.  Other intangible assets decreased by $517,000, due to the amortization of core deposit intangibles. Other assets decreased by $1.6 million primarily due to a decrease in deferred tax assets.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
JUNE 30, 2017

Deposits totaled $1.277 billion as of June 30, 2017, a $2.2 million, or 0.2%, decrease from the $1.279 billion in deposits at December 31, 2016.  The overall decrease in deposits is largely due to a $13.4 million, or 3.7%, decrease in certificates of deposit and a $558,000, or 0.2%, decrease in non-interest bearing demand deposits.  These decreases were substantially offset by a $5.0 million, or 2.1%, increase in interest bearing transaction accounts and a $6.8 million, or 1.9%, increase in savings and money market accounts Repurchase agreements with corporate and public entity customers decreased in the first six months of 2017 by $3.3 million, or 14.0%.  Other borrowings decreased by $1.9 million since year-end 2016 due to the $248,000 payment at maturity of a subsidiary bank borrowing as well as scheduled principal payments and additional principal payments on Premier's existing parent company borrowings.  Subordinated debentures increased $17,000, due to the continuing monthly accretion of the fair value adjustment recorded in 2016 as part of the acquisition of First National Bankshares.
The following table sets forth information with respect to the Company's nonperforming assets at June 30, 2017 and December 31, 2016.

	(In Thousands)
	2017	2016
Non-accrual loans	$20,448	$25,747
Accruing loans which are contractually past due 90 days or more	2,159	1,999
Accruing restructured loans	8,930	8,268
Total non-performing and restructured loans	31,537	36,014
Other real estate acquired through foreclosure (OREO)	11,525	12,665
Total non-performing assets	$43,062	$48,679

Non-performing loans as a percentage of total loans	3.04%	3.51%

Non-performing assets as a percentage of total assets	2.88%	3.25%
Total non-performing and restructured loans have decreased since year-end, largely due to a $5.3 million decrease in non-accrual loans.  This decrease in non-performing loans was partially offset by a $662,000 increase in accruing restructured loans and a $160,000 increase in loans past due 90 days or more.  Total non-performing assets have decreased since year-end, largely due to the reduction in non-performing loans plus a $1.1 million decrease in other real estate acquired through foreclosure ("OREO").  Other real estate owned decreased as sales of OREO and additional write-downs on existing properties in the first six months of 2017 exceeded new foreclosures.
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

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
JUNE 30, 2017

Gross charge-offs totaled $766,000 during the first six months of 2017, largely due to consumer lending based charge-offs, including residential real estate loans, and the partial charge-off of loans upon foreclosure and placement into OREO during the period.  Any collections on charged-off loans, or partially charged-off loans, would be presented in future financial statements as recoveries of the amounts charged against the allowance.  Recoveries recorded during the first six months of 2017 totaled $483,000, resulting in net charge-offs for the first six months of 2017 of $283,000.  This compares to $33,000 of net recoveries recorded in the first six months of 2016.  During the three months ending on June 30, 2017, Premier recorded net recoveries of $25,000 compared to $77,000 of net recoveries recorded in the same three months ending on June 30, 2016.  The allowance for loan losses at June 30, 2017 was 1.13% of total loans compared to 1.06% at December 31, 2016.  The increase in the ratio is largely due to an increase in the amount of allowance allocated to loans individually evaluated for impairment. At December 31, 2016, specific allocations of the allowance for loan losses related to loans individually evaluated for impairment totaled $606,000.  This amount increased to $1,203,000 at June 30, 2017, largely due to a $517,000 increase in estimated credit loss on an impaired multifamily real estate loan.
During the first six months of 2017, Premier recorded a $1,142,000 provision for loan losses.  This provision compares to a $1,124,000 provision for loan losses recorded during the same six months of 2016.  The provision for loan losses recorded during the second quarter of 2017 was $776,000 compared to an $812,000 provision for loan losses in the second quarter of 2016.  The 2017 provision for loan losses was due in large part to increases in specific allocations of the allowance for loan losses related to loans individually evaluated for impairment as well as a $24.4 million, or 2.5%, increase in loans collectively evaluated for impairment.  The 2016 provision for loan losses was due in large part to the $45.4 million of growth in outstanding loans in 2016, exclusive of the loans acquired from the January 2016 acquisition of First National Bankshares, and an estimate for the potential loan losses related to the flash flooding that occurred in some of Premier's West Virginia markets during the last week of June 2016.  Management's initial estimate of loan losses related to unreimbursed damage to borrowers' collateral or the lasting economic impact to business customers in areas that rely on vacation season tourism resulted in adding $500,000 to the provision for loan losses during the second quarter of 2016.  Due to substantial assistance from both public and private sources to the regions of West Virginia affected by the flooding, Premier's actual loan loss experience related to the flooding was minor and management now believes the affected geographic areas demonstrate no more additional credit risk than that of the other general economic areas served by Premier's branch network.  As a result, much of the initial provision for loan losses has been reversed and helped offset additional provisions for loan losses related to individually impaired loans and increases in estimates of potential losses from declining economic activity in southern and central West Virginia.  Premier also continues to monitor the impact of the decline in coal mining that may have a larger impact in the southern area of West Virginia and the decrease in the level of drilling activity in the oil & gas industry which may have a larger impact in the central area of West Virginia.  A resulting decline in employment and local economic activity could increase non-performing assets from loans originated in these areas.
The provisions for loan losses recorded in 2016 and 2017 were made in accordance with Premier's policies regarding management's estimation of probable incurred losses in the loan portfolio and the adequacy of the allowance for loan losses, which are in accordance with accounting principles generally accepted in the United States of America.  These methodologies are subject to change in the adoption of ASU No. 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments issued by the FASB in June 2016 which will become effective for the Company for interim and annual periods beginning after December 15, 2019.  Future provisions to the allowance for loan losses, positive or negative, will depend on future improvement or deterioration in estimated credit risk in the loan portfolio as well as whether additional payments are received on loans having significant credit risk.  With the concentrations of commercial real estate loans in the Washington, DC, Richmond, Virginia, and Cincinnati, Ohio markets, fluctuations in commercial real estate values continue to be monitored. In each of the last five years, Premier sold some OREO properties at a gain while other OREO properties have required subsequent write-downs to net realizable values. These factors are considered in determining the adequacy of the allowance for loan losses. For additional details on the activity in the allowance for loan losses, impaired loans, past due and non-accrual loans and restructured loans, see Note 3 to the consolidated financial statements.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
JUNE 30, 2017

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
JUNE 30, 2017

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

2.	Cash flow generated by repayment of loans and interest.

3.	Arrangements with correspondent banks for purchase of unsecured federal funds.

4.	The sale of securities under repurchase agreements and borrowing from the Federal Home Loan Bank.

5.	Maintenance of an adequate available-for-sale security portfolio. The Company owns $301.2 million of securities at fair value as of June 30, 2017.

The cash flow statements for the periods presented in the financial statements provide an indication of the Company's sources and uses of cash as well as an indication of the ability of the Company to maintain an adequate level of liquidity.

E. Capital
At June 30, 2017, total stockholders' equity of $181.3 million was 12.1% of total assets.  This compares to total stockholders' equity of $174.2 million, or 11.6% of total assets on December 31, 2016.  The increase in stockholders' equity was largely due to $7.6 million of net income in the first six months of 2017 as well as a $2.4 million, net of tax, increase in the market value of the investment portfolio available for sale.  These increases were partially offset by $3.2 million, or $0.30 per share, in cash dividends declared and paid to stockholders.
Tier 1 capital totaled $153.0 million at June 30, 2017, which represents a Tier 1 leverage ratio of 10.4%.  This ratio is up from the 10.1% Tier 1 leverage ratio and $147.6 million of Tier 1 capital at December 31, 2016.  The slight increase in the Tier 1 leverage ratio is largely due to the growth in Tier 1 capital exceeding the proportional growth in average total assets at June 30, 2017.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
JUNE 30, 2017

The regulatory authorities introduced a new capital measure in the first quarter of 2015 for financial institutions of Premier's size, Common Equity Tier 1 Capital.  The Common Equity Tier 1 capital measure seeks to determine how much of the traditional Tier 1 capital is attributable to equity contributed by common shareholders by excluding Tier 1 capital from other sources such as preferred stockholders' equity and subordinated debt.  As of June 30, 2017, Premier's Common Equity Tier 1 capital is $6.0 million lower than its total Tier 1 capital due to the additional Tier 1 capital included from the subordinated debentures.  Since the subordinated debentures are held by the parent company, the Common Equity Tier 1 capital of the subsidiary banks is identical to their total Tier 1 capital, as none of the subsidiary banks have issued any preferred stock or subordinated debentures.  Beginning January 1, 2016 an additional capital conservation buffer has been added to the minimum regulatory capital ratios under the regulatory framework for prompt corrective action.  The capital conservation buffer will be measured as a percentage of risk weighted assets and will be phased-in over a four year period from 2016 thru 2019.  When fully implemented, the capital conservation buffer requirement will be 2.50% of risk weighted assets over and above the regulatory minimum capital ratios for Tier 1 Capital to risk weighted assets, Total Capital to risk weighted assets and Common Equity Tier 1 Capital (CET1) to risk weighted assets.  The consequences of not meeting the capital conservation buffer thresholds include restrictions on the payment of dividends, restrictions on the payment of discretionary bonuses, and restrictions on the repurchase of common shares by the Company.  The capital ratios of the Affiliate Banks and the Company already exceed the new minimum capital ratios plus the fully phased-in 2.50% capital buffer requiring a CET1 Capital to risk-weighted asset ratio of at least 7.00%, a Tier 1 Capital to risk weighted assets ratio of at least 8.50% and a Total Capital to risk weighted assets ratio of at least 10.50%.  At June 30, 2017, the Company's capital conservation buffer was 7.53%, well in excess of the 1.250% required.
Book value per common share was $17.01 at June 30, 2017 compared to $16.37 at December 31, 2016.  Adding to Premier's book value per share in the first six months of 2017 was the $0.71 per share earned during the period partially offset by the $0.30 per share in total quarterly cash dividends to common shareholders declared and paid during the first six months of 2016.  Also adding to Premier's book value per share at June 30, 2017 was the $2,421,000 of other comprehensive income for the first six months of 2017 related to the after tax increase in the market value of investment securities available for sale, which increased book value at June 30, 2017 by approximately $0.23 per share.

PREMIER FINANCIAL BANCORP, INC.
JUNE 30, 2017

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
JUNE 30, 2017

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
JUNE 30, 2017

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PREMIER FINANCIAL BANCORP, INC.

Date: August 9, 2017             /s/ Robert W. Walker
Robert W. Walker
President & Chief Executive Officer

Date: August 9, 2017             /s/ Brien M. Chase
Brien M. Chase
Senior Vice President & Chief Financial Officer