Form 10-Q
period 2017-09-30
PREMIER FINANCIAL BANCORP INC
filed 2017-11-09
CIK 887919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

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

Common stock, no par value, – 10,668,589 shares outstanding at November 1, 2017

PREMIER FINANCIAL BANCORP, INC.
SEPTEMBER 30, 2017

PREMIER FINANCIAL BANCORP, INC.
SEPTEMBER 30, 2017

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

The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America or those normally made in the registrant’s annual report on Form 10-K.  Accordingly, the reader of the Form 10-Q may wish to refer to the registrant’s Form 10-K for the year ended December 31, 2016 for further information in this regard.

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2017 AND DECEMBER 31, 2016
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	(UNAUDITED)
	September 30,	December 31,
	2017	2016
ASSETS
Cash and due from banks	$41,831	$41,443
Interest bearing bank balances	21,681	55,720
Federal funds sold	11,632	7,555
Cash and cash equivalents	75,144	104,718
Time deposits with other banks	2,582	2,332
Securities available for sale	289,203	288,607
Loans	1,055,324	1,024,823
Allowance for loan losses	(12,359)	(10,836)
Net loans	1,042,965	1,013,987
Federal Home Loan Bank stock, at cost	3,185	3,200
Premises and equipment, net	23,504	24,224
Real estate and other property acquired through foreclosure	11,458	12,665
Interest receivable	4,060	3,862
Goodwill	35,371	35,371
Other intangible assets	3,581	4,349
Other assets	1,622	2,878
Total assets	$1,492,675	$1,496,193

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Non-interest bearing	$327,965	$319,618
Time deposits, $250,000 and over	64,919	66,378
Other interest bearing	876,500	893,390
Total deposits	1,269,384	1,279,386
Securities sold under agreements to repurchase	25,116	23,820
Other borrowed funds	6,000	8,859
Subordinated debt	5,368	5,343
Interest payable	358	364
Other liabilities	3,192	4,237
Total liabilities	1,309,418	1,322,009

Stockholders' equity
Common stock, no par value; 20,000,000 shares authorized; 10,668,589 shares issued and outstanding at September 30, 2017, and 10,640,735 shares issued and outstanding at December 31, 2016	110,353	109,911
Retained earnings	72,449	66,195
Accumulated other comprehensive income (loss)	455	(1,922)
Total stockholders' equity	183,257	174,184
Total liabilities and stockholders' equity	$1,492,675	$1,496,193

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest income
Loans, including fees	$13,469	$13,375	$41,667	$39,084
Securities available for sale
Taxable	1,427	1,285	4,236	4,075
Tax-exempt	62	82	198	254
Federal funds sold and other	176	123	515	328
Total interest income	15,134	14,865	46,616	43,741

Interest expense
Deposits	954	965	2,854	2,917
Repurchase agreements and other	7	10	21	28
FHLB advances	-	10	-	32
Other borrowings	68	101	234	321
Subordinated debt	74	63	218	181
Total interest expense	1,103	1,149	3,327	3,479

Net interest income	14,031	13,716	43,289	40,262
Provision for loan losses	891	312	2,033	1,436
Net interest income after provision for loan losses	13,140	13,404	41,256	38,826

Non-interest income
Service charges on deposit accounts	1,136	1,031	3,201	2,975
Electronic banking income	811	791	2,424	2,355
Secondary market mortgage income	67	64	173	163
Other	163	176	530	571
	2,177	2,062	6,328	6,064
Non-interest expenses
Salaries and employee benefits	4,760	4,817	14,703	15,025
Occupancy and equipment expenses	1,511	1,635	4,481	4,697
Outside data processing	1,344	1,300	4,019	3,935
Professional fees	196	167	721	500
Taxes, other than payroll, property and income	189	156	589	473
Write-downs, expenses, sales of other real estate owned, net	346	765	1,139	1,402
Amortization of intangibles	252	278	768	862
FDIC insurance	159	278	506	752
Other expenses	1,168	1,212	3,401	3,674
	9,925	10,608	30,327	31,320
Income before income taxes	5,392	4,858	17,257	13,570
Provision for income taxes	1,925	1,694	6,207	4,803

Net income	$3,467	$3,164	$11,050	$8,767

Net income per share:
Basic	$0.33	$0.30	$1.04	$0.83
Diluted	0.32	0.30	1.03	0.83

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$3,467	$3,164	$11,050	$8,767

Other comprehensive income (loss):
Unrealized gains (losses) arising during the period	(68)	15	3,658	4,504
Reclassification of realized amount	-	-	-	(4)
Net change in unrealized gain on securities	(68)	15	3,658	4,500
Less tax impact	24	(5)	(1,281)	(1,576)
Other comprehensive income (loss)	(44)	10	2,377	2,924

Comprehensive income	$3,423	$3,174	$13,427	$11,691

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2017
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balances, January 1, 2017	$109,911	$66,195	$(1,922)	$174,184
Net income	-	11,050	-	11,050
Other comprehensive income	-	-	2,377	2,377
Cash dividends paid ($0.45 per share)	-	(4,796)	-	(4,796)
Stock based compensation expense	194	-	-	194
Stock options exercised	248	-	-	248
Balances, September 30, 2017	$110,353	$72,449	$455	$183,257

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(UNAUDITED, DOLLARS IN THOUSANDS)

	2017	2016
Cash flows from operating activities
Net income	$11,050	$8,767
Adjustments to reconcile net income to net cash from operating activities
Depreciation	1,303	1,461
Provision for loan losses	2,033	1,436
Amortization (accretion), net	1,166	2,010
OREO writedowns, net	434	508
Stock compensation expense	194	160
Changes in :
Interest receivable	(198)	(259)
Other assets	(24)	(140)
Interest payable	(6)	(76)
Other liabilities	(1,045)	(2,071)
Net cash from operating activities	14,907	11,796

Cash flows from investing activities
Net change in time deposits with other banks	(250)	-
Purchases of securities available for sale	(49,210)	(22,512)
Proceeds from maturities and calls of securities available for sale	50,787	62,011
Redemption of FRB and FHLB stock	15	190
Net change in loans	(30,865)	(51,417)
Acquisition of subsidiary, net of cash received	-	16,385
Purchases of premises and equipment, net	(654)	(413)
Proceeds from sales of other real estate acquired through foreclosure	1,827	870
Net cash from (used in) investing activities	(28,350)	5,114

Cash flows from financing activities
Net change in deposits	(10,020)	8,246
Net change in agreements to repurchase securities	1,296	3,282
Repayment of other borrowed funds	(2,859)	(1,824)
Proceeds from stock option exercises	248	645
Repayment of FHLB advances, net	-	(772)
Common stock dividends paid	(4,796)	(4,338)
Net cash from (used in) financing activities	(16,131)	5,239

Net change in cash and cash equivalents	(29,574)	22,149

Cash and cash equivalents at beginning of period	104,718	72,539

Cash and cash equivalents at end of period	$75,144	$94,688

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(UNAUDITED, DOLLARS IN THOUSANDS)

	2017	2016
Supplemental disclosures of cash flow information:
Cash paid during period for interest	$3,333	$3,555

Cash paid during period for income taxes	6,395	5,122

Loans transferred to real estate acquired through foreclosure	983	631

Stock issued to acquire subsidiary	-	22,041

Premises transferred to other real estate owned	71	-

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Premier Financial Bancorp, Inc. (the Company) and its wholly owned subsidiaries (the “Banks”):

				September 30, 2017
		Year	Total	Net Income
Subsidiary	Location	Acquired	Assets	Qtr	YTD
Citizens Deposit Bank & Trust	Vanceburg, Kentucky	1991	$425,115	$1,209	$3,509
Premier Bank, Inc.	Huntington, West Virginia	1998	1,060,991	2,734	9,007
Parent and Intercompany Eliminations			6,569	(476)	(1,466)
Consolidated Total			$1,492,675	$3,467	$11,050

All significant intercompany transactions and balances have been eliminated.

Recently Issued Accounting Pronouncements

In May 2014, FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606). The ASU creates a new topic, Topic 606, to provide guidance on revenue recognition for entities that enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additional disclosures are required to provide quantitative and qualitative information regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new guidance was originally effective for annual reporting periods, and interim reporting periods within those annual periods, beginning after December 15, 2016. However, in April 2015, the FASB voted to defer the effective date of ASU 2014-09 by one year, making the amendments effective for public entities for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods.  Companies have the option to apply ASU 2014-09 as of the original effective date. Early adoption is not permitted. The Company plans to adopt the guidance during the first quarter of 2018.  Management continues to evaluate the impact ASU 2014-09 will have on the Company’s consolidated financial statements as well as the most appropriate transition method of application.  Based on this evaluation to date, management has determined that the majority of the revenues earned by the Company are not within the scope of ASU 2014-09 because they are already governed by other accounting standards.  For those revenue streams management has determined to be within the scope of ASU 2014-09, namely elements of non-interest income such as service charges on deposit accounts that are governed by deposit account agreements with customers and the timing of revenue from the sale of real estate acquired through foreclosure, the guidance or any of its amendments is not anticipated to result in any material change in the timing of when the revenue is recognized.  Management will continue to evaluate the impact the adoption of ASU 2014-09 will have on the consolidated financial statements as new interpretations and guidance are issued, such as the applicability of Topic 606 to interchange revenues included in the Company’s electronic banking income, focusing on the new disclosures required by the adoption of ASU 2014-09.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  1 - BASIS OF PRESENTATION – continued

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.  The ASU makes several modifications to Subtopic 825-10, including the elimination of the available-for-sale classification of equity investments, requiring equity investments with readily determinable fair values to be measured at fair value with changes in fair value recognized in net income, and using an exit price notion when measuring the fair value of financial instruments for disclosure purposes.  This ASU will become effective for the Company for interim and annual periods beginning after December 15, 2017. The adoption of ASU No. 2016-01 is not expected to have a material impact on the Company's financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This standard requires organizations to recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing requirements for leases that were historically classified as operating leases under previous generally accepted accounting principles. This ASU will become effective for the Company for interim and annual periods beginning after December 15, 2018.  The Company leases some of its branch locations.  Upon adoption of this standard, an asset will be recorded to recognize the right of the Company to use the leased facilities and a liability will be recorded representing the obligation to make all future lease payments on those facilities.  At September 30, 2017, the Company had $5,045,000 of future lease obligations excluding optional renewal periods.  Management is currently evaluating the amounts to be recognized upon the adoption of this guidance in the Company’s financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments.  This ASU replaces the measurement for credit losses from a probable incurred estimate with an expected future loss estimate, which is referred to as the “current expected credit loss” or “CECL”.  The standard pertains to financial assets measured at amortized cost such as loans, debt securities classified as held-to-maturity, and certain other contracts.  The largest impact will be on the allowance for loan and lease losses.  This ASU will become effective for the Company for interim and annual periods beginning after December 15, 2019. Management has formed a steering committee that is evaluating the data gathering requirements, available economic forecasting and loss estimation models and potential software that would be employed by the Company to facilitate the adoption of this guidance and its required disclosures on the Company’s financial statements.  Upon adoption, management anticipates an initial one-time increase in the allowance for loan losses which will be offset by a corresponding decrease in capital as permitted by the standard.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  2 –SECURITIES

Amortized cost and fair value of investment securities, by category, at September 30, 2017 are summarized as follows:

2017	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
Mortgage-backed securities
U. S. sponsored agency MBS - residential	$199,483	$1,028	$(578)	$199,933
U. S. sponsored agency CMO’s - residential	56,330	553	(369)	56,514
Total mortgage-backed securities of government sponsored agencies	255,813	1,581	(947)	256,447
U. S. government sponsored agency securities	19,344	5	(74)	19,275
Obligations of states and political subdivisions	13,346	140	(5)	13,481
Total available for sale	$288,503	$1,726	$(1,026)	$289,203

Amortized cost and fair value of investment securities, by category, at December 31, 2016 are summarized as follows:

2016	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
Mortgage-backed securities
U. S. sponsored agency MBS - residential	$177,105	$245	$(3,173)	$174,177
U. S. sponsored agency CMO’s - residential	73,163	761	(657)	73,267
Total mortgage-backed securities of government sponsored agencies	250,268	1,006	(3,830)	247,444
U. S. government sponsored agency securities	24,652	23	(174)	24,501
Obligations of states and political subdivisions	16,645	111	(94)	16,662
Total available for sale	$291,565	$1,140	$(4,098)	$288,607

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  2–SECURITIES - continued

The amortized cost and fair value of securities at September 30, 2017 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available for sale
Due in one year or less	$9,687	$9,701
Due after one year through five years	17,073	17,070
Due after five years through ten years	5,375	5,430
Due after ten years	555	555
Mortgage-backed securities of government sponsored agencies	255,813	256,447
Total available for sale	$288,503	$289,203

Securities with unrealized losses at September 30, 2017 aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S government sponsored agency securities	$17,242	$(74)	$-	$-	$17,242	$(74)
U.S government sponsored agency MBS – residential	56,820	(429)	5,234	(149)	62,054	(578)
U.S government sponsored agency CMO’s – residential	11,256	(129)	11,184	(240)	22,440	(369)
Obligations of states and political subdivisions	619	(4)	775	(1)	1,394	(5)
Total temporarily impaired	$85,937	$(636)	$17,193	$(390)	$103,130	$(1,026)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  2–SECURITIES - continued

Securities with unrealized losses at December 31, 2016 aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S government sponsored agency securities	$17,207	$(174)	$-	$-	$17,207	$(174)
U.S government sponsored agency MBS – residential	157,022	(3,173)	-	-	157,022	(3,173)
U.S government sponsored agency CMO’s – residential	18,374	(373)	8,750	(284)	27,124	(657)
Obligations of states and political subdivisions	7,961	(94)	-	-	7,961	(94)
Total temporarily impaired	$200,564	$(3,814)	$8,750	$(284)	$209,314	$(4,098)

The investment portfolio is predominately high credit quality interest-bearing bonds with defined maturity dates backed by the U.S. Government or Government sponsored entities.  The unrealized losses at September 30, 2017 and December 31, 2016 are price changes resulting from changes in the interest rate environment and are considered to be temporary declines in the value of the securities.  Management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery.  Their fair value is expected to recover as the bonds approach their maturity date and/or market conditions improve.

NOTE  3 - LOANS

Major classifications of loans at September 30, 2017 and December 31, 2016 are summarized as follows:

	2017	2016
Residential real estate	$337,502	$342,294
Multifamily real estate	70,698	74,165
Commercial real estate:
Owner occupied	134,773	129,370
Non owner occupied	237,655	220,836
Commercial and industrial	82,332	76,736
Consumer	29,675	30,916
All other	162,689	150,506
	$1,055,324	$1,024,823

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

Activity in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2017 was as follows:

Loan Class	Balance Dec 31, 2016	Provision (credit) for loan losses	Loans charged-off	Recoveries	Balance Sept 30, 2017

Residential real estate	$2,948	$363	$(362)	$52	$3,001
Multifamily real estate	785	475	-	-	1,260
Commercial real estate:
Owner occupied	1,543	(161)	(7)	242	1,617
Non owner occupied	2,350	265	(8)	-	2,607
Commercial and industrial	1,140	3	(138)	95	1,100
Consumer	347	148	(214)	86	367
All other	1,723	940	(373)	117	2,407
Total	$10,836	$2,033	$(1,102)	$592	$12,359

Activity in the allowance for loan losses by portfolio segment for the nine months ending September 30, 2016 was as follows:

Loan Class	Balance Dec 31, 2015	Provision (credit) for loan losses	Loans charged-off	Recoveries	Balance Sept 30, 2016

Residential real estate	$2,501	$377	$(107)	$19	$2,790
Multifamily real estate	821	92	-	-	913
Commercial real estate:
Owner occupied	1,509	(140)	-	2	1,371
Non owner occupied	2,070	645	-	-	2,715
Commercial and industrial	1,033	83	(29)	42	1,129
Consumer	307	172	(232)	71	318
All other	1,406	207	(207)	221	1,627
Total	$9,647	$1,436	$(575)	$355	$10,863

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

Activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2017 was as follows:

Loan Class	Balance June 30, 2017	Provision (credit) for loan losses	Loans charged-off	Recoveries	Balance Sept 30, 2017

Residential real estate	$2,973	$170	$(163)	$21	$3,001
Multifamily real estate	1,337	(77)	-	-	1,260
Commercial real estate:
Owner occupied	1,618	5	(7)	1	1,617
Non owner occupied	2,334	276	(3)	-	2,607
Commercial and industrial	1,093	(6)	(4)	17	1,100
Consumer	373	10	(49)	33	367
All other	1,967	513	(110)	37	2,407
Total	$11,695	$891	$(336)	$109	$12,359

Activity in the allowance for loan losses by portfolio segment for the three months ending September 30, 2016 was as follows:

Loan Class	Balance June 30, 2016	Provision (credit) for loan losses	Loans charged-off	Recoveries	Balance Sept 30, 2016

Residential real estate	$2,747	$91	$(51)	$3	$2,790
Multifamily real estate	822	91	-	-	913
Commercial real estate:
Owner occupied	1,442	(72)	-	1	1,371
Non owner occupied	2,708	7	-	-	2,715
Commercial and industrial	1,111	43	(29)	4	1,129
Consumer	306	139	(142)	15	318
All other	1,668	13	(81)	27	1,627
Total	$10,804	$312	$(303)	$50	$10,863

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

Purchased Impaired Loans

The Company holds purchased loans for which there was, at their acquisition date, evidence of deterioration of credit quality since their origination and it was probable, at acquisition, that all contractually required payments would not be collected.  The carrying amount of those loans is as follows at September 30, 2017 and December 31, 2016.

	2017	2016
Residential real estate	$1,515	$1,619
Commercial real estate
Owner occupied	1,564	2,013
Non owner occupied	-	5,396
Commercial and industrial	214	232
All other	1,828	2,061
Total carrying amount	$5,121	$11,321
Contractual principal balance	$7,116	$14,784

Carrying amount, net of allowance	$5,071	$11,311

For those purchased loans disclosed above, the Company increased the allowance for loan losses by $50,000 for the nine-months ended September 30, 2017, but did not increase the allowance for loan losses for purchased impaired loans during the nine-months ended September 30, 2016.

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

The accretable yield, or income expected to be collected, on the purchased loans above is as follows at September 30, 2017 and September 30, 2016.

	2017	2016
Balance at January 1	$1,208	$185
New loans purchased	-	1,151
Accretion of income	(398)	(64)
Reclassification to non-accretable	-	-
Disposals	-	-
Balance at September 30	$810	$1,272

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

Past Due and Non-performing Loans

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of September 30, 2017 and December 31, 2016.  The recorded investment in non-accrual loans is less than the principal owed on non-accrual loans due to discounts applied to the carrying value of the loan at time of their acquisition and interest payments made by the borrower which have been used to reduce the recorded investment in the loan rather than recognized as interest income.

September 30, 2017	Principal Owed on Non-accrual Loans	Recorded Investment in Non-accrual Loans	Loans Past Due Over 90 Days, still accruing

Residential real estate	$3,248	$2,846	$585
Multifamily real estate	11,101	11,095	334
Commercial real estate
Owner occupied	2,052	1,974	63
Non owner occupied	310	209	86
Commercial and industrial	2,062	1,054	648
Consumer	331	304	-
All other	6,984	6,863	-
Total	$26,088	$24,345	$1,716

December 31, 2016	Principal Owed on Non-accrual Loans	Recorded Investment in Non-accrual Loans	Loans Past Due Over 90 Days, still accruing

Residential real estate	$3,467	$2,794	$606
Multifamily real estate	11,157	11,106	334
Commercial real estate
Owner occupied	1,769	1,704	15
Non owner occupied	294	196	36
Commercial and industrial	2,537	1,209	1,008
Consumer	366	347	-
All other	8,408	8,391	-
Total	$27,998	$25,747	$1,999

Nonaccrual loans and impaired loans are defined differently.  Some loans may be included in both categories, and some may only be included in one category.  Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

The following table presents the aging of the recorded investment in past due loans as of September 30, 2017 by class of loans:

Loan Class	Total Loans	30-89 Days Past Due	Greater than 90 days past due	Total Past Due	Loans Not Past Due

Residential real estate	$337,502	$6,460	$1,717	$8,177	$329,325
Multifamily real estate	70,698	-	11,429	11,429	59,269
Commercial real estate:
Owner occupied	134,773	172	1,979	2,151	132,622
Non owner occupied	237,655	374	227	601	237,054
Commercial and industrial	82,332	179	1,628	1,807	80,525
Consumer	29,675	365	121	486	29,189
All other	162,689	1,370	6,861	8,231	154,458
Total	$1,055,324	$8,920	$23,962	$32,882	$1,022,442

The following table presents the aging of the recorded investment in past due loans as of December 31, 2016 by class of loans:

Loan Class	Total Loans	30-89 Days Past Due	Greater than 90 days past due	Total Past Due	Loans Not Past Due

Residential real estate	$342,294	$6,113	$1,596	$7,709	$334,585
Multifamily real estate	74,165	-	11,440	11,440	62,725
Commercial real estate:
Owner occupied	129,370	1,746	1,474	3,220	126,150
Non owner occupied	220,836	1,803	159	1,962	218,874
Commercial and industrial	76,736	330	2,120	2,450	74,286
Consumer	30,916	403	223	626	30,290
All other	150,506	577	8,187	8,764	141,742
Total	$1,024,823	$10,972	$25,199	$36,171	$988,652

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2017:

	Allowance for Loan Losses				Loan Balances
Loan Class	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total

Residential real estate	$-	$3,001	$-	$3,001	$320	$335,667	$1,515	$337,502
Multifamily real estate	517	743	-	1,260	13,588	57,110	-	70,698
Commercial real estate:
Owner occupied	301	1,316	-	1,617	3,725	129,484	1,564	134,773
Non-owner occupied	88	2,519	-	2,607	5,583	232,072	-	237,655
Commercial and industrial	105	945	50	1,100	1,129	80,989	214	82,332
Consumer	19	348	-	367	19	29,656	-	29,675
All other	518	1,889	-	2,407	7,177	153,684	1,828	162,689
Total	$1,548	$10,761	$50	$12,359	$31,541	$1,018,662	$5,121	$1,055,324

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

The following table presents loans individually evaluated for impairment by class of loans as of September 30, 2017.  The table includes $199,000 of loans acquired with deteriorated credit quality that the Company cannot reasonably estimate cash flows such that they are accounted for on the cost recovery method and are still individually evaluated for impairment.

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Residential real estate	$360	$320	$-
Multifamily real estate	2,492	2,492	-
Commercial real estate
Owner occupied	2,916	2,855	-
Non owner occupied	3,604	3,512	-
Commercial and industrial	1,767	1,012	-
All other	3,186	3,066	-
	14,325	13,257	-
With an allowance recorded:
Multifamily real estate	$11,102	$11,095	$517
Commercial real estate
Owner occupied	888	870	301
Non owner occupied	2,072	2,072	88
Commercial and industrial	468	316	155
Consumer	19	19	19
All other	4,116	4,111	518
	18,665	18,483	1,598
Total	$32,990	$31,740	$1,598

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

The following table presents the average balance of loans individually evaluated for impairment and interest income recognized on these loans for the nine months ended September 30, 2017 and September 30, 2016.   The table includes loans acquired with deteriorated credit quality that are still individually evaluated for impairment.

	Nine months ended Sept 30, 2017			Nine months ended Sept 30, 2016
Loan Class	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized

Residential real estate	$339	$1	$1	$612	$16	$14
Multifamily real estate	13,605	196	181	1,580	121	121
Commercial real estate:
Owner occupied	3,340	49	49	1,144	3	3
Non-owner occupied	2,955	124	124	5,066	275	273
Commercial and industrial	1,474	114	114	1,155	26	26
Consumer	5	-	-	-	-	-
All other	8,641	342	341	3,011	40	6
Total	$30,359	$826	$810	$12,568	$481	$443

The following table presents the average balance of loans individually evaluated for impairment and interest income recognized on these loans for the three months ended September 30, 2017 and September 30, 2016  The table includes loans acquired with deteriorated credit quality that are still individually evaluated for impairment.

	Three months ended Sept 30, 2017			Three months ended Sept 30, 2016
Loan Class	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized

Residential real estate	$323	$-	$-	$667	$5	$5
Multifamily real estate	13,590	66	60	2,594	63	63
Commercial real estate:
Owner occupied	3,910	27	27	1,847	3	3
Non-owner occupied	3,749	63	63	4,240	175	175
Commercial and industrial	1,390	13	13	1,809	10	10
Consumer	9	-	-	-	-	-
All other	7,183	53	53	5,243	33	-
Total	$30,154	$222	$216	$16,400	$289	$256

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

The following table presents TDR’s as of September 30, 2017 and December 31, 2016:

September 30, 2017	TDR’s on Non-accrual	Other TDR’s	Total TDR’s

Residential real estate	$317	$110	$427
Multifamily real estate	-	2,159	2,159
Commercial real estate
Owner occupied	602	1,766	2,368
Non owner occupied	-	3,875	3,875
Commercial and industrial	57	508	565
Consumer	-	-	-
All other	4,783	297	5,080
Total	$5,759	$8,715	$14,474

December 31, 2016	TDR’s on Non-accrual	Other TDR’s	Total TDR’s

Residential real estate	$129	$464	$593
Multifamily real estate	-	2,201	2,201
Commercial real estate
Owner occupied	-	856	856
Commercial and industrial	62	352	414
All other	751	4,395	5,146
Total	$942	$8,268	$9,210

At September 30, 2017 $640,000 in specific reserves were allocated to loans that had restructured terms.  At December 31, 2016 $43,000 in specific reserves were allocated to loans that had restructured terms.  As of September 30, 2017 and December 31, 2016, there were no commitments to lend additional amounts to these borrowers.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

The following tables present TDR’s that occurred during the nine months ended September 30, 2017 and September 30, 2016, and three months ended September 30, 2017 and September 30, 2016.

	Nine months ended Sept 30, 2017			Nine months ended Sept 30, 2016
Loan Class	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Residential real estate	-	$-	$-	8	$483	$483
Commercial real estate
Owner occupied	2	1,525	1,525	3	865	865
Non owner occupied	2	3,875	3,875	1	100	100
Commercial and industrial	1	191	191	1	20	20
All other	-	-	-	1	4,106	4,106
Total	5	$5,591	$5,591	14	$5,574	$5,574

	Three months ended Sept 30, 2017			Three months ended Sept 30, 2016
Loan Class	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Residential real estate	-	$-	$-	6	$184	$184
Commercial real estate
Owner occupied	-	-	-	1	255	255
Non owner occupied	2	3,875	3,875	-	-	-
All other	-	-	-	1	4,106	4,106
Total	2	$3,875	$3,875	8	$4,545	$4,545

The modifications reported above for the three and nine months ended September 30, 2017 involve reducing the borrowers’ required monthly payment by offering extended interest only periods that exceed the timeframes customarily offered by the Company and/or lengthening the amortization period for loan repayment, each in an effort to help the borrowers keep their loan current.  The modifications did not include a permanent reduction of the recorded investment in the loans and did not decrease the stated interest rate on loans.   The Company increased the allowance for loan losses related to these loans by $88,000 during the three and nine months ended September 30, 2017.

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

The modifications did not include a permanent reduction of the recorded investment in the loans and did not decrease the stated interest rate on loans.  The Company increased the allowance for loan losses related to these loans by $35,000 during the three months ended September 30, 2016, and by $181,000 during the nine months ended September 30, 2016.

During the three and nine months ended September 30, 2017 and the three and nine months ended September 30, 2016, there were no TDR’s for which there was a payment default within twelve months following the modification.

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

As of September 30, 2017 and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

Loan Class	Pass	Special Mention	Substandard	Doubtful	Total Loans

Residential real estate	$324,121	$3,502	$9,878	$1	$337,502
Multifamily real estate	52,472	3,590	12,024	2,612	70,698
Commercial real estate:
Owner occupied	122,983	4,305	7,485	-	134,773
Non-owner occupied	220,173	11,243	6,239	-	237,655
Commercial and industrial	71,850	7,400	3,082	-	82,332
Consumer	29,145	136	375	19	29,675
All other	148,216	5,479	8,994	-	162,689
Total	$968,960	$35,655	$48,077	$2,632	$1,055,324

As of December 31, 2016, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

Loan Class	Pass	Special Mention	Substandard	Doubtful	Total Loans

Residential real estate	$328,905	$4,880	$8,507	$2	$342,294
Multifamily real estate	59,375	78	14,712	-	74,165
Commercial real estate:
Owner occupied	118,134	6,720	4,516	-	129,370
Non-owner occupied	213,641	4,391	2,804	-	220,836
Commercial and industrial	72,094	2,337	2,275	30	76,736
Consumer	30,369	242	305	-	30,916
All other	134,945	1,958	13,603	-	150,506
Total	$957,463	$20,606	$46,722	$32	$1,024,823

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

These quantitative measures established by regulation to ensure capital adequacy require the Company and Banks to maintain minimum amounts and ratios (set forth in the following table).  The final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. Banks (Basel III rules) became effective for the Company and Banks on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule by     January 1, 2019.  The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital.  Management believes, as of September 30, 2017, that the Company and the Banks meet all quantitative capital adequacy requirements to which they are subject.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  4- STOCKHOLDERS’ EQUITY AND REGULATORY MATTERS - continued

Shown below is a summary of regulatory capital ratios for the Company:
	September 30, 2017	December 31, 2016	Regulatory Minimum Requirements	To Be Considered Well Capitalized
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	13.8%	13.4%	4.5%	6.5%
Tier 1 Capital (to Risk-Weighted Assets)	14.4%	13.9%	6.0%	8.0%
Total Capital (to Risk-Weighted Assets)	15.5%	15.0%	8.0%	10.0%
Tier 1 Capital (to Average Assets)	10.7%	10.1%	4.0%	5.0%

Beginning on January 1, 2016 an additional capital conservation buffer has been added to the minimum regulatory capital ratios under the regulatory framework for prompt corrective action.  The capital conservation buffer will be measured as a percentage of risk weighted assets and will be phased-in over a four year period from 2016 thru 2019, resulting in a required capital conservation buffer of 0.625% in 2016 and 1.25% in 2017.  When fully implemented, the capital conservation buffer will be 2.50% of risk weighted assets over and above the regulatory minimum capital ratios for Common Equity Tier 1 Capital (CET1) to risk-weighted assets, Tier 1 Capital to risk-weighted assets, and Total Capital to risk-weighted assets.  The consequences of not meeting the capital conservation buffer thresholds include restrictions on the payment of dividends, restrictions on the payment of discretionary bonuses, and restrictions on the repurchasing of common shares by the Company.  The capital ratios of the Affiliate Banks and the Company already exceed the new minimum capital ratios plus the fully phased-in 2.50% capital buffer requiring a CET1 Capital to risk-weighted assets ratio of at least 7.00%, a Tier 1 Capital to risk-weighted assets ratio of at least 8.50% and a Total Capital to risk-weighted assets ratio of at least 10.50%.  The Company’s capital conservation buffer was 7.50% at September 30, 2017 and 6.95% at December 31, 2016, well in excess of the fully phased-in 2.50% required by December 31, 2019.

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

On March 15, 2017, 55,500 incentive stock options were granted under the 2012 Long Term Incentive Plan at an exercise price of $19.01, the closing market price of Premier’s common stock on the grant date.  These options vest in three equal annual installments ending on March 15, 2020.  On March 16, 2016, 55,990 incentive stock options were granted under the 2012 Long Term Incentive Plan at an exercise price of $13.55, the closing market price of Premier’s common stock on the grant date.  These options vest in three equal annual installments ending on March 16, 2019.

On April 19, 2017, 6,000 shares of Premier’s common stock were granted to President and CEO, Robert W. Walker as stock-based bonus compensation under the 2012 Long-term Incentive Plan.  The fair value of the stock at the time of the grant was $20.70 per share based upon the closing price of Premier’s stock on the date of grant and $124,000 of stock-based compensation was recorded as a result.  On March 16, 2016, 7,700 shares of Premier’s common stock were granted to President and CEO, Robert W. Walker as stock-based bonus compensation under the 2012 Long-term Incentive Plan.  The fair value of the stock at the time of the grant was $13.55 per share based upon the closing price of Premier’s stock on the date of grant and $104,000 of stock-based compensation was recorded as a result.

Compensation expense of $194,000 was recorded for the first nine months of 2017 while $160,000 was recorded for the first nine months of 2016, including the compensation expense related to the stock grants to Mr. Walker.  Stock-based compensation expense related to incentive stock option grants is recognized ratably over the requisite vesting period for all awards. Unrecognized stock-based compensation expense related to stock options totaled $92,000 at September 30, 2017. This unrecognized expense is expected to be recognized over the next 29 months based on the vesting periods of the options.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  6 – EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the earnings per common share and earnings per common share assuming dilution computations for the three and nine months ended September 30, 2017 and 2016 is presented below:

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
	2017	2016	2017	2016
Basic earnings per share
Income available to common stockholders	$3,467	$3,164	$11,050	$8,767
Weighted average common shares outstanding	10,661,157	10,626,185	10,653,594	10,508,809
Earnings per share	$0.33	$0.30	$1.04	$0.83

Diluted earnings per share
Income available to common stockholders	$3,467	$3,164	$11,050	$8,767
Weighted average common shares outstanding	10,661,157	10,626,185	10,653,594	10,508,809
Add dilutive effects of potential additional common stock	77,794	60,742	80,418	60,372
Weighted average common and dilutive potential common shares outstanding	10,738,951	10,686,927	10,734,012	10,569,181
Earnings per share assuming dilution	$0.32	$0.30	$1.03	$0.83

There were no stock options considered antidilutive for the three or nine months ended September 30, 2017 and 2016.

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

Carrying amount is the estimated fair value for cash and due from banks, Federal funds sold, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully.  Fair values of time deposits with other banks are based on current rates for similar time deposits using the remaining time to maturity.  It is not practicable to determine the fair value of Federal Home Loan Bank stock due to the restrictions placed on its transferability.  For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk.  Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values.  Fair value of debt is based on current rates for similar financing. The fair value of commitments to extend credit and standby letters of credit is not material.

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  7 – FAIR VALUE - continued

The carrying amounts and estimated fair values of financial instruments at September 30, 2017 were as follows:

		Fair Value Measurements at September 30, 2017 Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and due from banks	$63,512	$63,512	$-	$-	$63,512
Time deposits with other banks	2,582	-	2,589	-	2,589
Federal funds sold	11,632	11,632	-	-	11,632
Securities available for sale	289,203	-	289,203	-	289,203
Loans, net	1,042,965	-	-	1,029,145	1,029,145
Federal Home Loan Bank stock	3,185	n/a	n/a	n/a	n/a
Interest receivable	4,060	-	829	3,231	4,060

Financial liabilities
Deposits	$(1,269,384)	$(925,328)	$(340,134)	$-	$(1,265,462)
Securities sold under agreements to repurchase	(25,116)	-	(25,116)	-	(25,116)
Other borrowed funds	(6,000)	-	(5,966)	-	(5,966)
Subordinated Debt	(5,368)	-	(5,381)	-	(5,381)
Interest payable	(358)	(7)	(351)	-	(358)

The carrying amounts and estimated fair values of financial instruments at December 31, 2016 were as follows:

		Fair Value Measurements at December 31, 2016 Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and due from banks	$97,163	$97,163	$-	$-	$97,163
Time deposits with other banks	2,332	-	2,352	-	2,352
Federal funds sold	7,555	7,555	-	-	7,555
Securities available for sale	288,607	-	288,607	-	288,607
Loans, net	1,013,987	-	-	1,004,388	1,004,388
Federal Home Loan Bank stock	3,200	n/a	n/a	n/a	n/a
Interest receivable	3,862	-	771	3,091	3,862

Financial liabilities
Deposits	$(1,279,386)	$(920,745)	$(354,885)	$-	$(1,275,630)
Securities sold under agreements to repurchase	(23,820)	-	(23,820)	-	(23,820)
Other borrowed funds	(8,859)	-	(8,906)	-	(8,906)
Subordinated debt	(5,343)	-	(5,341)	-	(5,341)
Interest payable	(364)	(7)	(357)	-	(364)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  7 – FAIR VALUE - continued

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at September 30, 2017 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale
Mortgage-backed securities
U. S. agency MBS - residential	$199,933	$-	$199,933	$-
U. S. agency CMO’s - residential	56,514	-	56,514	-
Total mortgage-backed securities of government sponsored agencies	256,447	-	256,447	-
U. S. government sponsored agency securities	19,275	-	19,275	-
Obligations of states and political subdivisions	13,481	-	13,481	-
Total available for sale	$289,203	$-	$289,203	$-

		Fair Value Measurements at December 31, 2016 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale
Mortgage-backed securities
U. S. agency MBS - residential	$174,177	$-	$174,177	$-
U. S. agency CMO’s - residential	73,267	-	73,267	-
Total mortgage-backed securities of government sponsored agencies	247,444	-	247,444	-
U. S. government sponsored agency securities	24,501	-	24,501	-
Obligations of states and political subdivisions	16,662	-	16,662	-
Total securities available for sale	$288,607	$-	$288,607	$-

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  7 – FAIR VALUE - continued

Assets and liabilities measured at fair value on a non-recurring basis at September 30, 2017 are summarized below:

		Fair Value Measurements at September 30, 2017 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Multifamily real estate	$10,578	$-	$-	$10,578
Commercial real estate:
Owner occupied	569	-	-	569
Non-owner occupied	1,984	-	-	1,984
Commercial and industrial	161	-	-	161
All other	3,593	-	-	3,593
Total impaired loans	$16,885	$-	$-	$16,885

Other real estate owned:
Residential real estate	$370	$-	$-	$370
Commercial real estate:
Owner occupied	175	-	-	175
Non-owner occupied	1,853	-	-	1,853
All other	2,855	-	-	2,855
Total OREO	$5,253	$-	$-	$5,253

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $18,483,000 at September 30, 2017 with a valuation allowance of $1,598,000 and a carrying amount of $4,446,000 at December 31, 2016 with a valuation allowance of $606,000.  The change resulted in a provision for loan losses of $1,165,000 for the nine months ended September 30, 2017, compared to an $215,000 provision for loan losses for the nine months ended September 30, 2016 and a $423,000 provision for loan losses for the three months ended September 30, 2017, compared to a $24,000 provision for loan losses for the three months ended September 30, 2016.  The detail of impaired loans by loan class is contained in Note 3 above.

Other real estate owned measured at fair value less costs to sell, had a net carrying amount of $5,253,000 which is made up of the outstanding balance of $8,642,000 net of a valuation allowance of $3,389,000 at September 30, 2017.  There were $474,000 of additional write downs during the nine months ended September 30, 2017, compared to $478,000 of additional write downs during the nine months ended September 30, 2016.  For the three months ended September 30, 2017 there were $111,000 of additional write downs compared to $478,000 of additional write downs during the three months ended September 30, 2016.  At December 31, 2016, other real estate owned had a net carrying amount of $6,624,000, made up of the outstanding balance of $9,900,000, net of a valuation allowance of $3,276,000.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  7 – FAIR VALUE - continued

The significant unobservable inputs related to assets and liabilities measured at fair value on a non-recurring basis at September 30, 2017 are summarized below:

	September 30, 2017	Valuation Techniques	Unobservable Inputs	Range (Weighted Avg)
Impaired loans:
Multifamily real estate:	$10,578	sales comparison	adjustment for differences between the comparable sales	4.0%-4.0% (4.0%)
Commercial real estate:
Owner occupied	569	sales comparison	adjustment for estimated realizable value	23.1%-23.1% (23.1%)
Non-owner occupied	1,984	income approach	adjustment for differences in net operating income expectations	67.4%-67.4% (67.4%)
Commercial and industrial	161	sales comparison	adjustment for estimated realizable value	8.0%-56.5% (52.8%)
All other	3,593	sales comparison	adjustment for percentage of completion of construction	8.0%-23.0% (22.7%)
Total impaired loans	$16,885

Other real estate owned:
Residential real estate	$370	sales comparison	adjustment for differences between the comparable sales	0.0%-50.2% (16.4%)
Commercial real estate:
Owner occupied	175	sales comparison	adjustment for estimated realizable value	21.8%-21.8% (21.8%)
Non-owner occupied	1,853	sales comparison	adjustment for estimated realizable value	31.8%-58.9% (34.7%)
All other	2,855	sales comparison	adjustment for estimated realizable value	15.1%-69.0% (18.8%)
Total OREO	$5,253

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
SEPTEMBER 30, 2017

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
Net income for the nine months ended September 30, 2017 was $11,050,000, or $1.03 per diluted share, compared to net income of $8,767,000, or $0.83 per diluted share, for the nine months ended September 30, 2016.  The increase in income in 2017 is largely due to an increase in net interest income, an increase in other operating income, and a decrease in other operating expense.  The annualized returns on average common stockholders’ equity and average assets were approximately 8.13% and 0.99% for the nine months ended September 30, 2017 compared to 6.71% and 0.79%% for the same period in 2016.
Net income for the three months ended September 30, 2017 was $3,467,000, or $0.32 per diluted share, compared to net income of $3,164,000, or $0.30 per diluted share for the three months ended September 30, 2016.  The increase in net income during the three months ended September 30, 2017 is largely due to an increase in interest income and non-interest income as well as a decrease in interest expense and non-interest expense.  The annualized returns on average common stockholders’ equity and average assets were approximately 7.53% and 0.93% for the three months ended September 30, 2017 compared to 7.10% and 0.84% for the same period in 2016.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2017

Net interest income for the nine months ended September 30, 2017 totaled $43.289 million, up $3.027 million, or 7.5%, from the $40.262 million of net interest income earned in the first nine months of 2016.  Interest income in 2017 increased by $2.875 million, or 6.6%, largely due to a $2.583 million increase in interest income on loans.  Interest income on loans in the first nine months of 2017 included approximately $1.607 million of deferred interest and discounts recognized on loans that paid off during the first nine months of 2017, compared to $212,000 of loan interest income of this kind recognized during the first nine months of 2016.  The loan payoffs in 2017 included both non-accrual loans and performing loans that were once on non-accrual status.  Otherwise, interest income on loans increased by $1.188 million, or 3.0%, largely due to a higher average balance of loans outstanding during the period.  Interest income on investment securities in the first nine months of 2017 increased by $105,000, or 2.4%, largely due to a higher yielding investment portfolio, although on a lower average balance of investments outstanding, as surplus funds and maturing investments have been used to fund the higher yielding loan portfolio.  Interest income from interest-bearing bank balances and federal funds sold increased by $187,000, or 57.0%, largely due to an increase in the yield on these balances in 2017 resulting from the Federal Reserve Board of Governors’ decisions to increase the federal funds target rate by a total of 75 basis points in the last twelve months, on a lower average balance outstanding during the first nine months of 2017.
Interest expense decreased in total during the first nine months of 2017 by $152,000, or 4.4%, when compared to the same nine months of 2016.  Interest expense on deposits decreased by $63,000, or 2.2%, in the first nine months of 2017, primarily due to a lower average balance of higher rate certificates of deposit in the first nine months of 2017 compared to the same nine months of 2016.  The decrease in the average of these deposit balances was partially replaced by an increase in average transaction based interest-bearing deposits and savings deposits, which typically pay a lower interest rate than certificates of deposit.  Interest expense on borrowings in the first nine months of 2017 decreased by $119,000, or 33.7%, largely due to a decrease in outstanding borrowings from principal payments, including the full repayment of bank based FHLB borrowings during 2016.  Partially offsetting the decrease in interest expense on borrowings was a $37,000, or 20.4%, increase in interest expense on Premier’s subordinated debt due to an increase in the variable rate interest rate paid in 2017.  The variable interest rate is indexed to the three month London Interbank Offered Rate, which is sensitive to moves in the short-term interest rate market.
Premier’s net interest margin during the first nine months of 2017 was 4.19%, compared to 3.92% for the same period in 2016.  A portion of the interest income on loans is the result of recognizing deferred interest income and discounts on loans that paid-off during the period.  Excluding this income, Premier’s net interest margin during the first nine months of 2017 would have been 4.03%, compared to 3.90% for the same period in 2016.  As shown in the table below, Premier’s yield earned on federal funds sold and interest bearing bank balances increased to 1.47% in the first nine months of 2017, from the 0.66% earned in the first nine months of 2016.  The average yield earned on securities available for sale and total loans outstanding also increased when compared to the first nine months of 2016.  Further improving Premier’s net interest margin, the average rate paid on interest-bearing liabilities decreased in the first nine months of 2017, as decreases in the average rates paid on interest-bearing deposits and short-term borrowings were partially offset by a higher average rate paid on Premier’s variable rate subordinated debentures.  The overall effect was to increase Premier’s net interest spread by 26 basis points to 4.06% and its net interest margin by 27 basis points to 4.19% in the first nine months of 2017 when compared to the first nine months of 2016.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2017

Additional information on Premier’s net interest income for the first nine months of 2017 and first nine months of 2016 is contained in the following table.

PREMIER FINANCIAL BANCORP, INC.
AVERAGE CONSOLIDATED BALANCE SHEETS
AND NET INTEREST INCOME ANALYSIS

	Nine Months Ended Sept 30, 2017			Nine Months Ended Sept 30, 2016
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
Assets
Interest earning assets
Federal funds sold and other	$46,851	$515	1.47%	$66,518	$328	0.66%
Securities available for sale
Taxable	286,602	4,236	1.97	294,926	4,075	1.84
Tax-exempt	12,523	198	3.24	18,048	254	2.89
Total investment securities	299,125	4,434	2.02	312,974	4,329	1.90
Total loans	1,038,719	41,667	5.36	995,517	39,084	5.24
Total interest-earning assets	1,384,695	46,616	4.51%	1,375,009	43,741	4.26%
Allowance for loan losses	(11,231)			(10,235)
Cash and due from banks	40,700			38,291
Other assets	80,857			81,678
Total assets	$1,495,021			$1,484,743

Liabilities and Equity
Interest-bearing liabilities
Interest-bearing deposits	$959,489	2,854	0.40	$960,668	2,917	0.41
Short-term borrowings	22,512	21	0.12	25,068	28	0.15
FHLB advances	-	-	-	2,904	32	1.47
Other borrowings	7,586	234	4.12	10,396	321	4.12
Subordinated debentures	5,355	218	5.44	5,027	181	4.81
Total interest-bearing liabilities	994,942	3,327	0.45%	1,004,063	3,479	0.46%
Non-interest bearing deposits	314,344			302,558
Other liabilities	4,582			3,918
Stockholders’ equity	181,153			174,204
Total liabilities and equity	$1,495,021			$1,484,743

Net interest earnings		$43,289			$40,262
Net interest spread			4.06%			3.80%
Net interest margin			4.19%			3.92%

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2017

Additional information on Premier’s net interest income for the third quarter of 2017 and third quarter of 2016 is contained in the following table.

PREMIER FINANCIAL BANCORP, INC.
AVERAGE CONSOLIDATED BALANCE SHEETS
AND NET INTEREST INCOME ANALYSIS

	Three Months Ended Sept 30, 2017			Three Months Ended Sept 30, 2016
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
Assets
Interest earning assets
Federal funds sold and other	$32,288	$176	2.16%	$69,396	$123	0.71%
Securities available for sale
Taxable	288,241	1,427	1.98	288,582	1,285	1.78
Tax-exempt	11,579	62	3.30	16,796	82	3.00
Total investment securities	299,820	1,489	2.03	305,378	1,367	1.85
Total loans	1,047,202	13,469	5.10	1,027,011	13,375	5.18
Total interest-earning assets	1,379,310	15,134	4.37%	1,401,785	14,865	4.23%
Allowance for loan losses	(11,760)			(10,840)
Cash and due from banks	41,253			42,224
Other assets	79,702			81,240
Total assets	$1,488,505			$1,514,409

Liabilities and Equity
Interest-bearing liabilities
Interest-bearing deposits	$946,258	954	0.40	$970,005	965	0.40
Short-term borrowings	22,784	7	0.12	29,571	10	0.13
FHLB advances	-	-	-	5,104	10	0.78
Other borrowings	6,553	68	4.12	9,779	101	4.11
Subordinated debentures	5,365	74	5.47	5,328	63	4.70
Total interest-bearing liabilities	980,960	1,103	0.45%	1,019,787	1,149	0.45%
Non-interest bearing deposits	318,894			312,898
Other liabilities	4,539			3,536
Stockholders’ equity	184,112			178,188
Total liabilities and equity	$1,488,505			$1,514,409

Net interest earnings		$14,031			$13,716
Net interest spread			3.92%			3.78%
Net interest margin			4.05%			3.91%

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2017

Net interest income for the quarter ended September 30, 2017 totaled $14.031 million, up $315,000, or 2.3%, from the $13.716 million of net interest income earned in the third quarter of 2016.  Interest income in 2017 increased by $269,000, or 1.8%, largely due to a $122,000, or 8.9%, increase in interest income on investment securities.  Interest income on loans in the third quarter of 2017 increased $94,000, or 0.7%, compared to the interest income on loans earned during the same quarter of 2016.  Interest income on loans in the third quarter of the prior year included approximately $142,000 of income recognized from deferred interest and discounts recognized on loans that paid off during the quarter, compared to no interest income of this kind recognized during the third quarter of 2017.  Otherwise, interest income on loans increased by $236,000, or 1.8%, in the third quarter of 2017, largely due to a higher average balance of loans outstanding during the quarter.  Interest income on investment securities in the third quarter of 2017 increased by $122,000, or 8.9%, largely due to a higher average yield on the investment portfolio, although on a lower average balance of investments outstanding during the quarter.  Interest income from interest-bearing bank balances and federal funds sold increased by $53,000, or 43.1%, largely due to an increase in the yield on these balances in 2017 although on a lower average balance outstanding during the quarter.
Complementing the increase in interest income in the third quarter of 2017 was a $46,000, or 4.0%, decrease in interest expense.  Interest expense on deposits decreased by $11,000, or 1.1%, in the third quarter of 2017, primarily due to a lower average of interest-bearing deposits outstanding during the quarter.  Interest expense on repurchase agreements in the third quarter of 2017 decreased by $3,000, or 30.0%, primarily due to a lower average balance outstanding during the quarter.  Interest expense on borrowings in the third quarter of 2017 decreased by $43,000, or 38.7%, largely due to a decrease in outstanding borrowings, including the full repayment of bank based FHLB borrowings during 2016.  Partially offsetting the decrease in interest expense on borrowings was an $11,000, or 17.5%, increase in interest expense on Premier’s subordinated debt, largely due to an increase in the variable interest rate paid in 2017.
Premier’s net interest margin during the third quarter of 2017 was 4.05% compared to 3.91% for the same period in 2016.  As shown in the table above, Premier’s yield earned on federal funds sold and interest bearing bank balances increased to 2.16% in the third quarter of 2017, from the 0.71% earned in the third quarter of 2016.  The average yield earned on securities available for sale also increased when compared to the third quarter of 2016.  The average yield earned on total loans outstanding decreased to 5.10% in the third quarter of 2017, from the 5.18% earned in the third quarter of 2016, partially due to the $142,000 of income recognized from deferred interest and discounts in the third quarter of 2016.  The average rate paid on interest-bearing liabilities remained unchanged in the third quarter of 2017, as a decrease in interest expense on bank based FHLB advances was offset by a higher average rate paid on Premier’s variable rate subordinated debentures.  The overall effect was to increase Premier’s net interest spread by 14 basis points to 3.92% and its net interest margin by 14 basis points to 4.05% in the third quarter of 2017 when compared to the same quarter of 2016.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2017

Non-interest income increased by $264,000, or 4.4%, to $6,328,000 for the first nine months of 2017 compared to the same period of 2016.  Service charges on deposit accounts increased by $226,000, or 7.6%, and electronic banking income (income from debit/credit cards, ATM fees and internet banking charges) increased by $69,000, or 2.9%.  Service charges on deposit accounts increased largely due to an increase in customer overdraft activity, particularly in the third quarter of 2017, as Premier Bank introduced updated courtesy overdraft protection features on its consumer checking accounts.  Electronic banking income increased primarily due to an increase in income from debit card transaction activity.  Partially offsetting these increases was a $37,000, or 6.5%, decrease in other non- interest income, largely due to lower revenue on checkbook sales and wire transfer fees as well as a lower level of loan extension and other fees on loans.
For the quarter ending September 30, 2017, non-interest income increased by $115,000, or 5.6%, to $2,177,000 compared to $2,062,000 recognized during the same quarter of 2016.  Service charges on deposit accounts increased by $105,000, or 10.2% and electronic banking income increased by $20,000, or 2.5%.  Service charges on deposit accounts increased largely due to an increase in customer overdraft activity, particularly in the third quarter of 2017, while electronic banking income increased primarily due to an increase in revenue from non-customer use of bank owned automated teller machines.  Partially offsetting these increases was a $13,000, or 7.4%, decrease in other non-interest income, largely due to a lower  amount of loan extension and other fees on loans.
Non-interest expenses for the first nine months of 2017 totaled $30.33 million, or 2.71% of average assets on an annualized basis, compared to $31.32 million, or 2.82% of average assets for the same period of 2016.  The $993,000, or 3.2%, decrease in non-interest expenses in 2017 when compared to the first nine months of 2016 is largely due to a $322,000, or 2.1%, decrease in staff costs, a $263,000, or 18.8%, decrease in expenses and write-downs of OREO, a $246,000, or 32.7%, decrease in FDIC insurance expense, a $216,000, or 4.6%, decrease in occupancy and equipment expenses, and a $273,000, or 7.4%, decrease in other non-interest expenses.  Staff costs decreased largely due to reductions in salary expense, payroll taxes, medical benefit costs, and retirement benefit costs related to reductions in personnel and changes to benefit plans at the acquired First National Bankshares locations.  These savings were partially offset by normal salary increases at Premier’s other operations.  OREO expenses decreased in 2017, largely due to lower cost to maintain properties held while being marketed for sale when compared to the first nine months of 2016.  In addition to lower maintenance costs, Premier recorded $41,000 of net gains on the sale of OREO compared to $30,000 of net losses on the sale of OREO properties in the first nine months of 2016.   Occupancy and equipment expense decreased largely due to lower building repairs and lower deprecation on information technology equipment.  FDIC insurance decreased, largely due to lower rates charged on the assessment base.  Other non-interest expenses decreased due in large part to $196,000 of conversion related expenses incurred in 2016 related to the acquisition and data systems conversion of First National Bankshares versus only $17,000 of conversion costs incurred in 2017.  These decreases in non-interest expense were partially offset by a $221,000, or 44.2%, increase in professional fees, a $116,000, or 24.5%, increase in taxes not on income, and a $84,000, or 2.1%, increase in data processing costs when compared to the first nine months of 2016.   Professional fees increased largely due to increases in legal fees, audit costs, and expenditures on third party consultants.  Taxes not on income increased largely due to increases in equity and deposit based taxes in Kentucky and Ohio due to growth in those markets from Premier’s expanding branch network into the metro Cincinnati, Ohio area.  Outside data processing costs increased in 2017 largely due to the costs of expanding electronic access products such as internet banking and mobile banking.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2017

Non-interest expenses for the third quarter of 2017 totaled $9.93 million, or 2.65% of average assets on an annualized basis, compared to $10.61 million, or 2.79% of average assets for the same period of 2016.  The $683,000, or 6.4%, decrease in non-interest expenses in the third quarter of 2017 when compared to the third quarter of 2016 is largely due to a $419,000, or 54.8% decrease in OREO expenses and write-downs, a $57,000, or 1.2%, decrease in staff costs, a $124,000, or 7.6%, decrease in occupancy and equipment expense, and a $119,000, or 42.8%, decrease in FDIC insurance expense.  Staff costs decreased largely due to a reduction in the number of participants in the medical benefit plan and in medical benefit costs related to changes to benefit plans at the acquired First National Bankshares locations.  Occupancy and equipment expense decreased largely due to lower building repairs, utility costs, and property insurance costs as well as lower deprecation related to information technology equipment.  FDIC insurance decreased largely due to lower rates charged on the assessment base.  OREO expenses decreased in the third quarter of 2017 largely due to a $367,000 decrease in the amount of OREO value writedowns, when compared to the same quarter of 2016, as well as $26,000 of net gains on the sale of OREO in the third quarter of 2017 when compared to $45,000 of net losses on the sale of OREO in the same quarter of 2016.  These decreases were partially offset by a $29,000, or 17.4%, increase in professional fees, a $33,000, or 21.2%, increase in taxes not on income, and a $44,000, or 3.4%, increase in data processing costs.  Professional fees increased largely due to increases in legal fees and audit costs.  Taxes not on income increased largely due to increases in equity and deposit based taxes in Kentucky and Ohio due to growth in those markets from Premier’s expanding branch network into the metro Cincinnati, Ohio area.  Outside data processing costs increased in the third quarter of 2017 largely due to the costs of expanding electronic access products such as internet banking and mobile banking.
Income tax expense was $6.207 million for the first nine months of 2017 compared to $4.803 million for the first nine months of 2016.  The effective tax rate for the nine months ended September 30, 2017 was 36.0% compared to 35.4% for the same period in 2016.  For the quarter ended September 30, 2017, income tax expense was $1.925 million, a 35.7% effective tax rate, compared to $1.694 million (a 34.9% effective tax rate) for the same period in 2016.  The increase in income tax expense during the first nine months of 2017 can be primarily attributed to the increase in pre-tax income detailed above.  The increase in the effective tax rate in 2017 is largely due to higher levels of state taxable income.  Similarly, the increase in income tax expense during the third quarter of 2017 when compared to the same quarter of 2016, can be primarily attributed to the increase in pre-tax income for the quarter as detailed above.  The increase in the third quarter effective tax rate in 2017 is also largely due to higher levels of state taxable income.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2017

B. Financial Position
Total assets at September 30, 2017 decreased by $3.5 million to $1.493 billion from the $1.496 billion at December 31, 2016.  The decrease in total assets since year-end is largely due a $33.8 million decrease in interest bearing bank balances, a $1.3 million decrease in other assets and a $1.2 million decrease in OREO.  These decreases were partially offset by a $30.5 million increase in total loans outstanding and a $4.1 million increase in federal funds sold.  Contrary to the decrease in total assets, earning assets increased by $1.4 million from the $1.382 billion at year-end 2016 to end the third quarter at $1.384 billion.
Cash and due from banks at September 30, 2017 was $41.8 million, a $388,000 increase from the $41.4 million at December 31, 2016.  Interest-bearing bank balances decreased by $34.0 million from the $55.7 million reported at December 31, 2016.  Federal funds sold increased by $4.1 million to $11.6 million at September 30, 2017.  Changes in these highly liquid assets are generally in response to increases in deposits, the demand for deposit withdrawals or the funding of loans or investment purchases and are part of Premier’s management of its liquidity and interest rate risks.  The decrease in interest-bearing bank balances during the first nine months of 2017 was largely in response to an increase in total loans outstanding.
Securities available for sale totaled $289.2 million at September 30, 2017, a $596,000 increase from the $288.6 million at December 31, 2016.  The increase was largely due to the purchase of $49.2 million of investment securities and a $3.7 million increase in the market value of the securities available for sale, which more than offset $50.8 million of proceeds from monthly principal payments on Premier’s mortgage backed securities portfolio and securities that matured or were called during the year.  The investment portfolio is predominately high quality residential mortgage backed securities backed by the U.S. Government or Government sponsored agencies.  Any unrealized losses on securities within the portfolio at September 30, 2017 and December 31, 2016 are believed to be price changes resulting from increases in the long-term interest rate environment since acquiring the investment security and management anticipates receiving all principal and interest on these investments as they come due.  Additional details on investment activities can be found in the Consolidated Statements of Cash Flows.
Total loans at September 30, 2017 were $1.055 billion compared to $1.025 billion at December 31, 2016, an increase of approximately $30.5 million, or 3.0%.  The increase in loans was largely due to internal loan growth which more than offset regular principal payments, loan payoffs, and transfers of loans to OREO upon foreclosure.  Loan payoffs during the first nine months of 2017 included payoffs on $5.6 million of non-accrual loans and $5.4 million of performing loans which resulted in recognizing approximately $1,407,000 of interest income deferred while the loans were on non-accrual status and $199,000 of remaining purchase discounts associated with the loans.  The increase in total loans since year-end resulted from increases in commercial real estate loans, commercial and industrial loans, and all other loans.  These increases more than offset decreases in residential real estate loans, multifamily real estate loans, and retail consumer loans.
Premises and equipment decreased by $720,000 largely due to normal depreciation of fixed assets.  Other real estate owned acquired through foreclosure (“OREO”) decreased by $1.2 million largely due to $1.8 million of sales and $474,000 of OREO write-downs on existing OREO, partially offset by $1.1 million of new additions.  Goodwill and other intangible assets decreased by $768,000, due to the year-to-date amortization of core deposit intangibles.  Other assets decreased by $1.3 million primarily due to a decrease in deferred tax assets.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2017

Deposits totaled $1.269 billion as of September 30, 2017, a $10.0 million, or 0.8%, decrease from the $1.279 billion in deposits at December 31, 2016.  The overall decrease in deposits is largely due to a $14.5 million, or 4.0% decrease in savings and money market accounts, and a $14.6, or 4.1%, decrease in certificates of deposit.  These decreases were partially offset by an $8.3 million, or 2.6%, increase in non interest-bearing demand deposits and a $10.8 million, or 4.5%, increase in interest-bearing transaction accounts.  Repurchase agreements with corporate and public entity customers increased in the first nine months of 2017 by $1.3 million, or 5.4%.  Other borrowings decreased by $2.9 million since year-end 2016 due to the $248,000 payment at maturity of a subsidiary bank borrowing as well as scheduled principal payments and additional principal payments on Premier’s existing parent company borrowings.  Subordinated debentures increased $25,000, due to the continuing monthly accretion of the fair value adjustment recorded in 2016 as part of the acquisition of First National Bankshares.
The following table sets forth information with respect to the Company’s nonperforming assets at September 30, 2017 and December 31, 2016.

	(In Thousands)
	2017	2016
Non-accrual loans	$24,345	$25,747
Accruing loans which are contractually past due 90 days or more	1,716	1,999
Accruing restructured loans	8,715	8,268
Total non-performing and restructured loans	34,776	36,014
Other real estate acquired through foreclosure (OREO)	11,458	12,665
Total non-performing assets	$46,234	$48,679

Non-performing loans as a percentage of total loans	3.30%	3.51%

Non-performing assets as a percentage of total assets	3.10%	3.25%
Total non-performing and restructured loans have decreased since year-end, largely due to a $1.4 million decrease in non-accrual loans and a $238,000 decrease in loans past due 90 days or more.  These decreases in non-performing loans were partially offset by a $447,000 increase in accruing restructured loans.  Total non-performing assets have decreased since year-end, largely due to the reduction in non-performing loans plus a $1.2 million decrease in other real estate acquired through foreclosure (“OREO”).  Other real estate owned decreased as sales of OREO and additional write-downs on existing properties in the first nine months of 2017 exceeded new foreclosures.
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

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2017

Gross charge-offs totaled $1.1 million during the first nine months of 2017, largely due to consumer lending based charge-offs, including residential real estate loans and the partial charge-off of loans upon foreclosure and placement into OREO.  Any collections on charged-off loans, or partially charged-off loans, would be presented in future financial statements as recoveries of the amounts charged against the allowance.  Recoveries recorded during the first nine months of 2017 totaled $592,000, resulting in net charge-offs for the first nine months of 2017 of $510,000.  This compares to $220,000 of net charge-offs recorded in the first nine months of 2016.  During the three months ending on September 30, 2017, Premier recorded net charge-offs of $227,000 compared to $253,000 of net charge-offs recorded in the same three months ending on September 30, 2016.  The allowance for loan losses at September 30, 2017 was 1.17% of total loans compared to 1.06% at December 31, 2016.  The increase in the ratio is largely due to an increase in the amount of allowance allocated to loans individually evaluated for impairment. At December 31, 2016, specific allocations of the allowance for loan losses related to loans individually evaluated for impairment totaled $606,000.  This amount increased to $1,598,000 at September 30, 2017, largely due to a $517,000 increase in estimated credit loss on an impaired multifamily real estate loan and a $514,000 increase in estimated credit loss on an impaired construction loan.
During the first nine months of 2017, Premier recorded a $2,033,000 provision for loan losses.  This provision compares to a $1,436,000 provision for loan losses recorded during the same nine months of 2016.  The provision for loan losses recorded during the third quarter of 2017 was $891,000 compared to an $312,000 provision for loan losses in the third quarter of 2016.  The 2017 provision for loan losses was due in large part to increases in specific allocations of the allowance for loan losses related to loans individually evaluated for impairment as well as a $38.7 million, or 4.0%, increase in loans collectively evaluated for impairment.  The 2016 provision for loan losses was due in large part to the $51.2 million of growth in outstanding loans in 2016, exclusive of the loans acquired from the January 2016 acquisition of First National Bankshares, and an estimate for the potential loan losses related to the flash flooding that occurred in some of Premier’s West Virginia markets during the last week of June 2016.  Management’s initial estimate of loan losses related to unreimbursed damage to borrowers’ collateral or the lasting economic impact to business customers in areas that rely on vacation season tourism resulted in adding $500,000 to the provision for loan losses during the second quarter of 2016.  Due to substantial assistance from both public and private sources to the regions of West Virginia affected by the flooding, Premier’s actual loan loss experience related to the flooding was minor, and management now believes the affected geographic areas demonstrate no more additional credit risk than that of the other general economic areas served by Premier’s branch network.  As a result, much of the initial provision for loan losses has been reversed and helped offset additional provisions for loan losses related to individually impaired loans and increases in estimates of potential losses from declining economic activity in southern and central West Virginia.  Premier also continues to monitor the impact of the decline in coal mining that may have a larger impact in the southern area of West Virginia and the decrease in the level of drilling activity in the oil & gas industry which may have a larger impact in the central area of West Virginia.  A resulting decline in employment and local economic activity could increase non-performing assets from loans originated in these areas.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2017

The provisions for loan losses recorded in 2016 and 2017 were made in accordance with Premier’s policies regarding management’s estimation of probable incurred losses in the loan portfolio and the adequacy of the allowance for loan losses, which are in accordance with accounting principles generally accepted in the United States of America.  These methodologies are subject to change in the adoption of ASU No. 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments issued by the FASB in June 2016 which will become effective for the Company for interim and annual periods beginning after December 15, 2019.  Future provisions to the allowance for loan losses, positive or negative, will depend on future improvement or deterioration in estimated credit risk in the loan portfolio as well as whether additional payments are received on loans having significant credit risk.  With the concentrations of commercial real estate loans in the Washington, DC, Richmond, Virginia, and Cincinnati, Ohio markets, fluctuations in commercial real estate values continue to be monitored. In each of the last five years, Premier sold some OREO properties at a gain while other OREO properties have required subsequent write-downs to net realizable values. These factors are considered in determining the adequacy of the allowance for loan losses. For additional details on the activity in the allowance for loan losses, impaired loans, past due and non-accrual loans and restructured loans, see Note 3 to the consolidated financial statements.

C. Critical Accounting Policies
The Company follows financial accounting and reporting policies that are in accordance with generally accepted accounting principles in the United States of America.  These policies are presented in Note 1 to the consolidated audited financial statements in the Company's annual report on Form 10-K for the year ended December 31, 2016.  Some of these accounting policies, as discussed below, are considered to be critical accounting policies.  Critical accounting policies are those policies that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  The Company has identified four accounting policies that are critical accounting policies, and an understanding of these policies is necessary to understand the financial statements.  These policies relate to determining the adequacy of the allowance for loan losses, the identification and evaluation of impaired loans, the impairment of goodwill and the realization of deferred tax assets.  A detailed description of these accounting policies is contained in the Company’s annual report on Form 10-K for the year ended December 31, 2016.  There have been no significant changes in the application of these accounting policies since December 31, 2016.
Management believes that the judgments, estimates and assumptions used in the preparation of the consolidated financial statements are appropriate given the factual circumstances at the time.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2017

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

2.	Cash flow generated by repayment of loans and interest.

3.	Arrangements with correspondent banks for purchase of unsecured federal funds.

4.	The sale of securities under repurchase agreements and borrowing from the Federal Home Loan Bank.

5.	Maintenance of an adequate available-for-sale security portfolio. The Company owns $289.2 million of securities at fair value as of September 30, 2017.

The cash flow statements for the periods presented in the financial statements provide an indication of the Company’s sources and uses of cash as well as an indication of the ability of the Company to maintain an adequate level of liquidity.

E. Capital
At September 30, 2017, total stockholders’ equity of $183.3 million was 12.3% of total assets.  This compares to total stockholders’ equity of $174.2 million, or 11.6% of total assets on December 31, 2016.  The increase in stockholders’ equity was largely due to $11.1 million of net income in the first nine months of 2017 as well as a $2.4 million, net of tax, increase in the market value of the investment portfolio available for sale.  These increases were partially offset by $4.8 million, or $0.45 per share, in cash dividends declared and paid to stockholders.
Tier 1 capital totaled $155.2 million at September 30, 2017, which represents a Tier 1 leverage ratio of 10.7%.  This ratio is up from the 10.1% Tier 1 leverage ratio and $147.6 million of Tier 1 capital at December 31, 2016.  The slight increase in the Tier 1 leverage ratio is largely due to the growth in Tier 1 capital exceeding the proportional growth in average total assets at September 30, 2017.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2017

The regulatory authorities introduced a new capital measure in the first quarter of 2015 for financial institutions of Premier’s size, Common Equity Tier 1 Capital.  The Common Equity Tier 1 capital measure seeks to determine how much of the traditional Tier 1 capital is attributable to equity contributed by common shareholders by excluding Tier 1 capital from other sources such as preferred stockholders’ equity and subordinated debt.  As of September 30, 2017, Premier’s Common Equity Tier 1 capital is $6.0 million lower than its total Tier 1 capital due to the additional Tier 1 capital included from the subordinated debentures.  Since the subordinated debentures are held by the parent company, the Common Equity Tier 1 capital of the subsidiary banks is identical to their total Tier 1 capital, as none of the subsidiary banks have issued any preferred stock or subordinated debentures.  Beginning January 1, 2016 an additional capital conservation buffer has been added to the minimum regulatory capital ratios under the regulatory framework for prompt corrective action.  The capital conservation buffer will be measured as a percentage of risk weighted assets and will be phased-in over the four year period from 2016 thru 2019.  When fully implemented, the capital conservation buffer requirement will be 2.50% of risk-weighted assets over and above the regulatory minimum capital ratios for Tier 1 Capital to risk-weighted assets, Total Capital to risk-weighted assets and Common Equity Tier 1 Capital (CET1) to risk weighted assets.  The consequences of not meeting the capital conservation buffer thresholds include restrictions on the payment of dividends, restrictions on the payment of discretionary bonuses, and restrictions on the repurchase of common shares by the Company.  The capital ratios of the Affiliate Banks and the Company already exceed the new minimum capital ratios plus the fully phased-in 2.50% capital buffer requiring a CET1 Capital to risk-weighted asset ratio of at least 7.00%, a Tier 1 Capital to risk weighted assets ratio of at least 8.50% and a Total Capital to risk weighted assets ratio of at least 10.50%.  At September 30, 2017, the Company’s capital conservation buffer was 7.50%, well in excess of the 1.250% required.
Book value per common share was $17.18 at September 30, 2017 compared to $16.37 at December 31, 2016.  Adding to Premier’s book value per share in the first nine months of 2017 was the $1.04 per share earned during the period partially offset by $0.45 per share in total quarterly cash dividends to common shareholders declared and paid during the first three quarters of 2017.  Also adding to Premier’s book value per share at September 30, 2017 was the $2,377,000 of other comprehensive income for the first nine months of 2017 related to the after tax increase in the market value of investment securities available for sale, which increased book value at September 30, 2017 by approximately $0.22 per share.

PREMIER FINANCIAL BANCORP, INC.
SEPTEMBER 30, 2017

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company currently does not engage in any derivative or hedging activity.  Refer to the Company’s 2016 10-K for analysis of the interest rate sensitivity.  The Company believes there have been no significant changes in the interest rate sensitivity since previously reported on the Company’s 2016 10-K.

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
SEPTEMBER 30, 2017

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
SEPTEMBER 30, 2017

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PREMIER FINANCIAL BANCORP, INC.

Date: November 9, 2017           /s/ Robert W. Walker
Robert W. Walker
President & Chief Executive Officer

Date: November 9, 2017            /s/ Brien M. Chase
Brien M. Chase
Senior Vice President & Chief Financial Officer