Form 10-K
period 2017-12-31
PREMIER FINANCIAL BANCORP INC
filed 2018-03-16
CIK 887919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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
Yes ☑     No ☐.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2017

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act.  (Check one):
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

As of June 30, 2017 the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $191,930,543 based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System Global Market System.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of each class	Outstanding at March 5, 2018
Common Stock without par value	10,677,528

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Shareholders to be held on June 20, 2018.	Part III

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2017

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2017

PART I

Item 1.  Description of Business

THE COMPANY

Premier Financial Bancorp, Inc. (the "Company" or "Premier") is a multi-bank holding company and financial holding company that, as of March 5, 2018 operates ten banking offices in Kentucky, three banking offices in Ohio, twenty-four banking offices in West Virginia, four banking offices in Washington, DC, one banking office in Maryland and three banking offices in Virginia. At December 31, 2017, Premier had total consolidated assets of $1.493 billion, total consolidated deposits of $1.273 billion and total consolidated stockholders' equity of $183.4 million. The banking subsidiaries (the "Banks" or "Affiliate Banks") consist of Citizens Deposit Bank and Trust, Inc., Vanceburg, Kentucky and Premier Bank, Inc., Huntington, West Virginia.

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
December 31, 2017

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

On September 10, 2010 Citizens Deposit Bank and Trust, Inc. ("Citizens Deposit") completed its purchase of four banking offices from Integra Bank located in Maysville and Mt. Olivet, Kentucky, and Ripley and Aberdeen, Ohio.  The purchase of the branches was a strategic move to increase Citizens Deposit's presence in its current market area without a significant increase in its operating costs. Citizens Deposit paid a $2.4 million deposit premium for the deposit liabilities it assumed and also acquired $17.8 million of branch related loans as well as $34.0 million of additional commercial real estate loans and $10.0 million of other commercial loans selected by Citizens Deposit originated from other Integra offices.  The four banking offices were also included in the branch purchase.  The purchase resulted in approximately $1.1 million of goodwill and $2.0 million in core deposit intangible.

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
December 31, 2017

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

With the merger of Adams National and CB&T into Boone County Bank in the formation of Premier Bank, Abigail Adams as a corporate entity was no longer needed.  As such, it was merged into Premier on May 16, 2011.  Likewise, Premier's other non-banking subsidiary, Mt. Vernon Financial Holdings, Inc. ("Mt. Vernon"), had completed its purpose by liquidating substantially all of a pool of loans remaining from the sale of the Bank of Mt. Vernon in 2001.  In September 2011, any remaining loans owned by Mt. Vernon were contributed as capital to Premier's subsidiary bank, Citizens Deposit, and then on September 27, 2011, Mt. Vernon was also merged into Premier.

On May 13, 2010, Premier executed a six-year data processing agreement with Fidelity Information Services, Inc. and its affiliates ("FIS") located in Jacksonville, Florida.  The agreement covers Premier's core data processing, item processing, internet banking services, network services, customer authentication services and electronic funds transfer services.  Beginning in May 2011 and concluding in September 2011, Premier and FIS converted each of the subsidiary (or former subsidiary) bank's systems to the FIS "Horizon" platform.  It was during this process that the data systems of the five subsidiary banks that merged to form Premier Bank, converted and combined into one system. On March 31, 2017, Premier executed a five-year extension of its data processing agreement with FIS.   The extension agreement became effective on April 1, 2017 and continues to cover Premier's core data processing, item processing, mobile and internet banking services, network services, customer authentication services, and electronic funds transfer services.  The data processing agreement shall remain in effect until March 31, 2022 and provides for automatic five-year extensions after that date.

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

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2017

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

On June 12, 2014, Citizens Deposit opened a de novo branch in Fort Wright, Kentucky in the southern Cincinnati, Ohio metro area in an effort to expand the bank's operations into a more urban market.  On June 13, 2015, Citizens Deposit closed its Aberdeen and South Webster, Ohio branches in a strategic move to reduce its cost structure.  On August 3, 2015, Citizens Deposit opened a de novo branch in Florence, Kentucky, its second de novo branch in the southern Cincinnati, Ohio metro area.   These branch transactions are part of a strategic effort to position the bank as a strong community bank, with a low cost structure and a high opportunity for profitable loans in expanding markets along the Ohio River.

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

Effective with the close of business on March 4, 2016, Premier merged its newly acquired wholly owned subsidiary First National Bank ("First National"), a wholly owned subsidiary of Bankshares, with and into its wholly owned subsidiary Premier Bank, Inc.  The resulting merger expanded Premier Bank's footprint into the Greenbrier Valley of West Virginia and into Covington, Virginia along Interstate 64 with six branch locations.

Premier elected to become a financial holding company effective October 5, 2017.  For further information on financial holding companies see Regulatory Matters - Gramm-Leach-Bliley Act below.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2017

Recent Corporate Developments

On December 29, 2017, Citizens Deposit entered into an agreement to purchase a branch building located in Huntington, West Virginia in an effort to open a de novo branch in that market along the Ohio River in the second quarter of 2018.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2017

BUSINESS
General

Through the Banks the Company focuses on providing quality community banking services to individuals and small-to-medium sized businesses. By seeking to provide such banking services in non-urban areas, the Company believes that it can minimize the competitive effect of larger financial institutions that typically are focused on large metropolitan areas. Where the Company owns branches in urban areas, such as the Washington, DC Metro Area, Richmond, Virginia and the Cincinnati, Ohio Metro Area, the Company believes the nimble nature of its operations and local decision making process allow it to compete effectively with larger financial institutions.  Each Bank retains its local management structure which offers customers direct access to the Bank's president or regional president and other officers in an environment conducive to friendly, informed and courteous service. This approach also enables each Bank to offer local and timely decision-making, flexible and reasonable operating procedures and credit policies limited only by a framework of centralized risk controls provided by the Company to promote prudent banking practices. See additional discussion under "Regulatory Matters" below.

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

When appropriate and economically advantageous, the Company centralizes certain of the Banks' back office, support and investment functions in order to achieve consistency and cost efficiency in the delivery of products and services. The Company centrally provides services such as accounting, loan review, information technology operations and network support, human resources, compliance and internal auditing to the Banks to enhance their ability to compete effectively. The Company also provides overall direction in the areas of credit policy and administration, strategic planning, marketing, investment portfolio management, and other financial and administrative services. Each Bank participates in product development by advising management of new products and services needed by its customers and desirable changes to existing products and services.  Company senior management along with each Bank's management periodically review and standardize their offering of products and services, although pricing decisions remain at the local level.

The Company utilizes an external third party provider for its core data processing systems.  As a result, the Company through the Banks is able offer more modern products, such as internet banking, mobile banking and check imaging, and is able to take advantage of emerging technologies such as image exchange to remit and clear items with its exchange agents. With the conversion to FIS in 2011, all of these benefits remained plus the Company has integrated its automated teller machine network, improved its management reporting systems, adopted an integrated image-based document storage system, and offers mobile banking via smart phones and other hand held computing devices.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2017

Each of the Banks provides a wide range of retail and commercial banking services, including commercial, real estate, agricultural and consumer lending; depository and funds transfer services; collections; safe deposit boxes; cash management services; and other services tailored for both individuals and businesses.

The Banks' residential mortgage lending activities consist primarily of loans for purchasing personal residences or loans for commercial or consumer purposes secured by residential mortgages.  The Banks typically only retain mortgage loans with variable interest rate terms due to the longer amortization periods associated with mortgage lending.  For customers who desire fixed rate mortgage terms, the Banks take customer applications for a third party mortgage vendor, and in turn receive a commission for their services.  The Banks' mortgage originators are salaried employees who do not receive a commission or other incentive compensation for the number or type of mortgages they originate.  Consumer lending activities consist of traditional forms of financing for automobile and personal loans including unsecured lines of credit. Commercial lending activities include loans to small to medium-sized businesses located primarily in the communities in which the Banks have branch locations and surrounding areas. Commercial loans are generally secured by business assets including real estate, equipment, inventory, and accounts receivable. Some commercial loans are unsecured.    The branches located in larger metro areas, such as Washington DC, Richmond Virginia and Cincinnati Ohio, also offer opportunities for larger commercial and commercial real estate loans.  These opportunities are subject to Premier's strict credit underwriting policies and procedures.

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
December 31, 2017

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

Regulatory Matters

The following discussion sets forth certain elements of the regulatory framework applicable to financial holding companies, bank holding companies and their subsidiaries and provides certain specific information relevant to Premier. This regulatory framework is intended primarily for the protection of depositors and the federal deposit insurance funds and not for the protection of the holders of securities, including Premier's common shares. To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to those provisions. A change in the statutes, regulations or regulatory policies applicable to Premier or its subsidiaries may have a material effect on the business of Premier.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2017

General - As a bank holding company and financial holding company, Premier is subject to regulation under the Bank Holding Company Act ("BHC Act"), and to inspection, examination and supervision by the Board of Governors of the Federal Reserve System ("Federal Reserve"). Under the BHC Act, bank holding companies generally may not acquire ownership or control of more than 5% of the voting shares or substantially all the assets of any company, including a bank, without the Federal Reserve's prior approval. Similarly, bank holding companies generally may not acquire ownership or control of a savings association without the prior approval of the Federal Reserve. Further, branching by the Affiliate Banks is subject to the jurisdiction, and requires the approval of each Affiliate Bank's primary federal banking regulator and, if the Affiliate Bank is a state-chartered bank, the appropriate state banking regulator.

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
December 31, 2017

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

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2017

Bank holding companies currently are required to maintain CET1 capital, Tier I capital and total capital (the sum of Tier 1 and Tier 2 capital) equal to at least 4.5%, 6.0% and 8% of total risk-weighted assets, respectively. At December 31, 2017, Premier met all requirements, with CET1 capital equal to 13.9% of its total risk-weighted assets, Tier I capital equal to 14.4% of its total risk-weighted assets and total capital equal to 15.6% of its total risk-weighted assets.  Prior to 2015, the minimum Tier I capital to total risk-weighted assets ratio was 4.0%.

In addition to the risk-based capital guidelines, the Federal Reserve requires bank holding companies to maintain a minimum "leverage ratio" (Tier 1 capital to adjusted total assets) of 3%, if the holding company has the highest regulatory ratings for risk-based capital purposes. All other bank holding companies are required to maintain a leverage ratio of 3% plus at least 100 to 200 basis points. At December 31, 2017, Premier's leverage ratio was 10.7%.

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

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2017

New Capital Requirements and Phase-in of Capital Buffer – Beginning on January 1, 2015, the standard for minimum regulatory Tier 1 risk-based capital ratio the Banks must maintain in order to be considered well capitalized under the regulatory framework for prompt corrective action increased from 6.00% to 8.00%.  As shown in the table in Note 21 to the consolidated financial statements regarding stockholders' equity, the Tier 1 risk-based capital ratios of the banks at December 31, 2017 and December 31, 2016 exceed the new standard.  Also beginning on January 1, 2015, a new measure of capital adequacy has been added for the Banks to be considered well capitalized.  The Common Equity Tier 1 Risk-based Capital Ratio, or CET1 Ratio, restricts the capital to be included in the ratio to common stockholders' equity and requires a minimum ratio of 6.50% of risk-weighted assets for a bank to be considered well capitalized under the regulatory framework for prompt corrective action.  The equity of both of Premier's subsidiary banks are already 100% common stockholders' equity and therefore there was no adverse impact from the implementation of the new capital ratio.

Beginning on January 1, 2016 an additional capital conservation buffer was added to the minimum regulatory capital ratios under the regulatory framework for prompt corrective action.  The capital conservation buffer is measured as a percentage of risk weighted assets and is being phased-in over the four year period from 2016 thru 2019.  When fully implemented in 2019, the capital conservation buffer will be 2.50% of risk weighted assets over and above the regulatory minimum capital ratios for Common Equity Tier 1 Capital (CET1) to risk weighted assets, Tier 1 Capital to risk weighted assets, and Total Capital to risk weighted assets.  The consequences of not meeting the capital conservation buffer thresholds include restrictions on the payment of dividends, restrictions on the payment of discretionary bonuses, and restrictions on the repurchasing of common shares by the Company.  As shown in the table in Note 21 to the consolidated financial statements regarding stockholders' equity, the capital ratios of the Affiliate Banks and the Company already exceed the new minimum capital ratios plus the fully phased-in 2.50% capital buffer requiring a CET1 Capital to risk weighted assets ratio of at least 7.00%, a Tier 1 Capital to risk weighted assets ratio of at least 8.50% and a Total Capital to risk weighted assets ratio of at least 10.50%.  The Company's capital conservation buffer at December 31, 2017 was 7.56% and at December 31, 2016 was 6.95%, both well in excess of the fully phased-in 2.50% required by January 1, 2019.

Troubled Asset Relief Program ("TARP") – TARP was established under the authority granted by the Emergency Economic Stabilization Act of 2008 (the "EESA"), which appropriated $700 billion for the purpose of restoring liquidity and stability in the U.S. financial system.  EESA was amended by The American Recovery and Reinvestment Act of 2009 (the "ARRA") signed into law on February 17, 2009.  Under the TARP Capital Purchase Program, the U.S. Treasury made $250 billion of capital available to U.S. financial institutions in the form of senior preferred stock investments and a warrant entitling the U.S. Treasury to buy the participating institution's common stock with a market value equal to 15% of the senior preferred stock at the time of participation.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2017

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

On July 9, 2012, the U.S. Treasury announced its intent to sell its investment in Premier's Series A Preferred Stock.  Using a modified Dutch auction methodology, the U.S. Treasury auctioned all of Premier's 22,252 Series A Preferred Stock.  Premier sought and obtained regulatory permission to participate in the auction and successfully bid to repurchase 10,252 shares of the 22,252 outstanding shares.  At the auction's closing price of $901.03 per share, Premier was able to preserve approximately $1.0 million of capital versus redeeming the Series A Preferred Stock at the liquidation preference of $1,000 per share.  The auction concluded on August 10, 2012 with the remaining 12,000 shares of Premier's Series A Preferred Stock purchased by private investors.  During 2014 Premier sought and obtained regulatory permission on two separate occasions to redeem the remaining Series A Preferred Stock.  On September 26, 2014, Premier redeemed 7,000 of the 12,000 outstanding shares at the $1,000.00 per share face value.  On November 14, 2014, Premier redeemed the final 5,000 outstanding shares at the $1,000.00 per share face value.  Each redemption also included payment for any accrued dividends due through the redemption date.

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

Dividend Restrictions - Premier is dependent on dividends from its Affiliate Banks for its revenues. Various federal and state regulatory provisions limit the amount of dividends the Affiliate Banks can pay to Premier without regulatory approval. At December 31, 2017, approximately $7.7 million of the total stockholders' equity of the Affiliate Banks was available for payment of dividends to Premier without approval by the applicable regulatory authority.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2017

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

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2017

Dodd-Frank Act - On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") was signed into law, which implements far-reaching changes across the financial regulatory landscape, including provisions that, among other things:

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

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2017

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

Number of Employees

The Company and its subsidiaries collectively had approximately 354 full-time equivalent employees as of December 31, 2017.  Its executive offices are located at 2883 5th Avenue, Huntington, West Virginia 25702, telephone number (304) 525-1600 (facsimile number (304) 525-9701).

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2017

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
December 31, 2017

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

Regional economic changes in the Company's markets could adversely impact results from operations

Like all banks, Premier is subject to the effects of any economic downturn, and in particular a significant decline in home values or reduced commercial development in Premier's markets could have a negative effect on results of operations. Premier's success depends primarily on the general economic conditions in the counties in which Premier conducts business, and in the West Virginia; southern Ohio; northern Kentucky; northern, western and south central Virginia, and the metro Washington, DC, Richmond, Virginia and Cincinnati, Ohio areas in general. Unlike larger banks that are more geographically diversified, Premier provides banking and financial services to customers primarily in the West Virginia counties of Barbour, Boone, Braxton, Calhoun, Clay, Doddridge, Gilmer, Greenbrier, Harrison, Jackson, Kanawha, Lewis, Lincoln, Logan, Monongalia, Roane, Taylor, Upshur, Webster, Wirt and Wood; the southern Ohio counties of Adams, Brown, Gallia, Lawrence and Scioto; the northern Kentucky counties of Boone, Campbell and Kenton in the Cincinnati, Ohio metro area; the Kentucky counties of Bracken, Fleming, Greenup, Henry, Lewis, Mason, Robertson and Shelby; the metro Washington DC area including the surrounding portions of northern Virginia and Maryland; the Richmond and Hampton metro areas of south central Virginia; and the Covington area of western Virginia. The local economic conditions in these market areas have a significant impact on Premier's ability to originate loans, the ability of the borrowers to repay these loans and the value of the collateral securing these loans. A decline in the general economic conditions caused by inflation or deflation, recession, government intervention or regulation, changes in energy and natural resource markets, international events, unemployment or other factors beyond Premier's control would affect these local economic conditions and could adversely affect Premier's financial condition and results of operations. Additionally, a significant decline in home values would likely lead to increased delinquencies and defaults in both the consumer home equity loan and residential real estate loan portfolios and result in increased losses in these portfolios.  Likewise, a significant decline in commercial real estate occupancy rates or values would likely lead to increased delinquencies and defaults in commercial real estate secured loans and result in increased losses in these portfolios.

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
December 31, 2017

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
December 31, 2017

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

Premier's success in the metro Washington, D.C., Richmond, Virginia and Cincinnati, Ohio market areas depend primarily on the local general economic conditions in the area and lending to commercial customers.  While the sources of economic activity in these metro markets are diverse, commercial loans in these market areas are generally larger in size than in Premier's other markets due to various factors such as higher real estate values and larger business operations.  Also, many of the local borrowers have more than one commercial real estate or commercial business loan outstanding with Premier.  Consequently, an adverse development with respect to one loan or one credit relationship can expose Premier to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. The local economic conditions in these metropolitan areas have a significant impact on its loans, the ability of the borrowers to repay these loans and the value of the collateral securing these loans and could negatively affect the financial results of Premier's banking operations.

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
December 31, 2017

Dividend payments by subsidiaries to Premier and by Premier to its shareholders can be restricted.

The Company's principal source of funds for dividend payments and its debt service obligations is dividends received from the subsidiary Banks.  Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies.  Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year's net profits, as defined, combined with the retained net profits of the preceding two years, subject to the capital requirements and additional restrictions as discussed in Note 21 to the consolidated financial statements.  During 2018 the Banks could, without prior approval, declare dividends of approximately $7.7 million plus any 2018 net profits retained to the date of the dividend declaration.  Furthermore, one of the consequences of not meeting the newly implemented regulatory capital conservation buffer required of the Company and the subsidiary Banks includes restrictions on the payment of dividends.

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

Unauthorized disclosure of sensitive or confidential customer information and cyber-security breaches could severely harm the Company's reputation and have a negative effect on results of operations.

In the normal course of business, the Affiliate Banks collect, process and retain sensitive and confidential customer information to both open deposit accounts and determine whether to approve a customer's request for a loan. Premier also relies upon a variety of computing platforms and networks over the internet for the purposes of data processing, communication and information exchange, including a variety of services provided by third-party vendors.  Despite the security measures in place, Premier's facilities and systems, and those of Premier's third-party service providers, may be vulnerable to security breaches, acts of vandalism, computer viruses, denial of service attacks, misplaced or lost data, programming and/or human errors or other similar events.  We are not able to anticipate or implement effective preventive measures against all security breaches of these types.  If information security is breached, information can be lost or misappropriated resulting in financial loss or costs to Premier or damages to others. Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential customer information, whether by Premier or by its vendors, could severely damage Premier's reputation, expose it to the risks of litigation and liability or disrupt the business operations of Premier which in turn, could have a material adverse effect on its financial condition and results of operations.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2017

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
December 31, 2017

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
December 31, 2017

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

Integration of current and future acquisitions may be more difficult than anticipated

The success of Premier's acquisition of Bankshares or any future acquisitions will depend on a number of factors, including (but not limited to) Premier's ability to:

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

The Federal Deposit Insurance Corporation imposes an assessment against institutions for deposit insurance.  This assessment is based on the risk category of the institution and ranges from 1.5 to 40 basis points of the institution's assessment base.  The assessment base for banks similar to those owned by Premier is defined as the most recent quarterly average total assets of the bank less the quarterly average tangible equity of the bank.  Federal law requires that the designated reserve ratio for the deposit insurance fund to reach a minimum of 1.35% of estimated insured deposits by no later than September 30, 2020.  If the risk category of either of the Affiliate Banks deteriorates or if the minimum designated reserve ratio is deemed to not be on target to meet the minimum by September 30, 2020, the Affiliate Banks' FDIC insurance premiums could increase.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2017

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
December 31, 2017

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
December 31, 2017

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

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2017

Item 2.  Properties – (continued)

Premier Bank also leases loan production offices at the following locations:

Loan Production Office	Address	Location and Zip Code	Leased/ Owned

Beckley	300 North Kanawha St, Suite 207	Beckley, WV 25801	Leased
Charleston	600 Kanawha Blvd East, Suite 201	Charleston, WV 25301	Leased
Fairmont	412 Fairmont Avenue	Fairmont, WV 26554	Leased

Citizens Deposit Bank & Trust, in addition to its main office at 10 Second Street in Vanceburg, Kentucky, has branches at the following locations:

Branch	Address	Location and Zip Code	Leased/ Owned

AA Branch	67 Commercial Drive, Suite 3	Vanceburg, KY 41179	Leased
Brooksville	111 Powell Street	Brooksville, KY 41004	Owned
Eminence	5230 South Main Street	Eminence, KY 40019	Owned
Florence	8542 US 42 Highway	Florence KY 41042	Owned
Ft.Wright	3425 Valley Plaza Pkway	Ft. Wright, KY 41017	Owned
Garrison	9234 East KY 8	Garrison, KY 41141	Owned
Maysville	1201 US 68	Maysville, KY 41056	Owned
Mt. Olivet	17 West Walnut Street	Mt. Olivet, KY 41064	Owned
Tollesboro	2954 West KY 10	Tollesboro, KY 41189	Owned
Ironton	221 Railroad Street	Ironton, OH 45638	Owned
Proctorville	7604 County Road 107 Unit A	Proctorville, OH 45669	Leased
Ripley	104 Main Street	Ripley, OH 45167	Owned

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
December 31, 2017

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and
Issuer Purchase of Equity Securities

The Company's common stock is listed on the Nasdaq Global Market System under the symbol PFBI. At December 31, 2017, the Company had approximately 1,628 shareholders of record of its common shares.

 The following table sets forth on a quarterly basis cash dividends paid and the range of high and low sales prices on a per share basis during the quarters indicated.

	Cash	Sales Price
	Dividends Paid	High	Low

2016
First Quarter *	0.136	$15.20	$13.14
Second Quarter *	0.136	15.71	13.61
Third Quarter *	0.136	16.41	14.93
Fourth Quarter*	0.150	21.24	14.81
	0.559

2017
First Quarter	0.150	$21.69	$17.81
Second Quarter	0.150	22.20	19.08
Third Quarter	0.150	22.92	17.25
Fourth Quarter	0.150	22.00	18.17
	0.600
2018
First Quarter (through March 5, 2018)	$0.000	$21.00	$16.78

* For comparative purposes, historical per share amounts prior to December 9, 2016 have been adjusted to reflect a 10% stock dividend declared on November 16, 2016, distributed on December 9, 2016 to shareholders of record on December 2, 2016

The payment of dividends by the Company depends upon the ability of the Banks to declare and pay dividends to the Company because the principal source of the Company's revenue will be dividends paid by the Banks.  At December 31, 2017 approximately $7.7 million was available for payment as dividends from the Banks to the Company without the need for regulatory approval. In considering the payment of dividends, the Board of Directors will take into account the Company's financial condition, results of operations, tax considerations, costs of expansion, industry standards, economic conditions and need for funds, as well as governmental policies and regulations applicable to the Company and the Banks. See "REGULATORY MATTERS - Capital Requirements" for discussion on capital guidelines.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2017

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

The following graph shows a comparison of cumulative total stockholder return on the Common Stock since December 31, 2012 with the cumulative total returns of both a broad equity market index and a published industry index.  The historical board equity market index chosen was the Russell 2000.  In 2016, Premier was added to the Russell 2000 index and a graph of the total return performance is included for comparison.  The published industry index chosen was the SNL ($1B-$5B) Bank Asset-Size Index.  The graph reflects historical performance only, which is not indicative of possible future performance of the Common Stock.

Premier Financial Bancorp, Inc.

	Period Ending
Index	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
Premier Financial Bancorp, Inc.	100.00	135.45	155.24	170.01	236.79	242.01
Russell 2000 Index	100.00	138.82	145.62	139.19	168.85	193.58
SNL Banks $1B-$5B Index	100.00	145.41	152.04	170.20	244.85	261.04
  Source:  S&P Global Market Intelligence © 2017

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2017

Equity Compensation Plan Information

The following table gives information about the Company's common stock that may be issued upon the exercise of options, warrants and rights under its equity compensation plans: the 2002 Stock Option Plan and the 2012 Long-term Incentive Plan, as of December 31, 2017.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (Excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders
2002 Stock Option Plan	38,075	$6.96	0
2012 Long-term Incentive Plan	172,174	14.69	301,730
Equity compensation plans not approved by shareholders
None
Total	210,249	$13.29	301,730

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2017

Item 6.  Selected Financial Data

The following table presents consolidated selected financial data for the Company. It does not purport to be complete and is qualified in its entirety by more detailed financial information and the audited consolidated financial statements contained elsewhere in this annual report.

(Dollars in thousands, except per share amounts)	At or for the Year Ended December 31
	2017	2016	2015	2014	2013
Earnings
Net interest income	$57,488	$53,698	$48,380	$48,414	$43,695
Provision for loan losses	2,499	1,748	326	534	(375)
Non-interest income	8,655	8,187	7,099	6,930	7,732
Non-interest expense	40,218	41,193	35,804	34,490	31,169
Income taxes	8,607	6,770	6,903	7,170	7,404
Net income	14,819	12,174	12,446	13,150	13,229
Preferred stock dividends, net of redemption discount	-	-	-	598	659
Net income available to common shareholders	$14,819	$12,174	$12,446	$12,552	$12,570

Financial Position
Total assets	$1,493,424	$1,496,193	$1,244,693	$1,252,824	$1,100,179
Loans	1,049,052	1,024,823	849,746	879,711	740,770
Allowance for loan losses	12,104	10,836	9,647	10,347	11,027
Goodwill and other intangibles	38,746	39,720	35,976	36,829	31,996
Securities	278,466	288,607	255,466	229,750	218,066
Deposits	1,272,675	1,279,386	1,060,196	1,075,243	924,023
Other borrowings	28,310	32,679	32,986	27,302	25,119
Preferred equity	-	-	-	-	11,955
Common equity	183,355	174,184	147,232	145,782	134,985

Per Common Share Data
Net income – basic	1.39	1.16	1.38	1.41	1.43
Net income - diluted	1.38	1.15	1.35	1.33	1.35
Book value	17.17	16.37	16.36	16.28	15.27
Tangible book value	13.54	12.64	12.36	12.17	11.65
Cash dividends	0.60	0.56	0.51	0.55	0.40

Financial Ratios
Return on average assets	0.99%	0.82%	0.98%	1.01%	1.13%
Return on average common equity	8.13%	6.94%	8.41%	8.80%	9.29%
Dividend payout	43.17%	48.20%	36.63%	38.68%	27.97%
Stockholders' equity to total assets at period-end	12.28%	11.64%	11.83%	11.64%	13.36%
Average stockholders' equity to average total assets	12.18%	11.78%	11.67%	12.29%	13.21%

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
December 31, 2017

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
of Operations.

INTRODUCTION

Premier Financial Bancorp, Inc. ("Premier" or the "Company") is a financial holding company headquartered in Huntington, West Virginia.  It operates two community bank subsidiaries, Premier Bank, Inc. ("Premier Bank"), an $1.064 billion bank headquartered in Huntington, West Virginia, and Citizens Deposit Bank and Trust ("Citizens"), a $423 million bank headquartered in Vanceburg, Kentucky, each with a local orientation. The banks operate in thirty-six communities within the states of West Virginia, Virginia, Ohio, Maryland and Kentucky plus the cities of Washington, DC and Richmond, Virginia.  Through these locations the banks provide their customers with a full range of banking services.  On April 4, 2014, Premier completed its purchase of the Bank of Gassaway ("Gassaway"), a $201.5 million bank headquartered in Gassaway, West Virginia with branch offices located in Sutton, Burnsville, Clay and Flatwoods, West Virginia.  On January 16, 2016, Premier completed its purchase of First National Bankshares Corporation ("Bankshares"), a $237.3 million single bank holding company headquartered in Ronceverte, West Virginia.  Bankshares owned First National Bank ("First National") which operated six branch offices located in Ronceverte, Lewisburg, and White Sulphur Springs, West Virginia and Covington and Hot Springs, Virginia.  First National was merged into Premier Bank, Inc. on March 4, 2016.  As of December 31, 2017, Premier had approximately $1.493 billion in total assets, $1.049 billion in total loans, $1.273 billion in total deposits and $23.3 million in customer repurchase agreements.

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
December 31, 2017

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
December 31, 2017

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
December 31, 2017

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

The loans acquired via the purchase of Gassaway on April 4, 2014 and the acquisition of Bankshares on January 15, 2016 were recorded on the books of Premier at their estimated fair value.  The estimate of fair value included factors for the measurement of credit risk, interest rate risk and re-salability in the most advantageous market for the loans in an orderly transaction between market participants.  These estimates required management's most difficult, subjective and complex judgments and are inherently uncertain.  Since the estimated fair value of these loans were believed to have accounted for the reasonably estimable credit risk in the loans, consistent with new accounting guidance for acquisitions after 2008, no allowance for loan losses for these loans was recorded by Premier at the date of acquisition.  However, in the event that different assumptions or conditions were to prevail due to uncertainties in the economy, the borrower's ability to repay or other factors, and depending upon the severity of such changes, the possibility of materially different financial condition or results of operations is a reasonable likelihood.

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

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
December 31, 2017

SUMMARY FINANCIAL RESULTS

Premier had net income of $14.819 million in 2017 compared to $12.174 million of net income in 2016 and $12.446 million of net income reported for 2015.  Net income increased in 2017 largely due to increases in net interest income and non-interest income complemented by a decrease in non-interest expense.  These positive results more than offset an increase in the provision for loan losses and an increase in income tax expense. Net income decreased in 2016 largely due to an increase in the provision for loan losses.  Otherwise, increases in net interest income and non-interest income more than offset an increase in non-interest expense, all largely from the newly acquired Bankshares operations, when compared to 2015.  Basic earnings per share were $1.39 in 2017 compared to $1.16 in 2016 and $1.38 in 2015.  The increase in earnings per share in 2017 was largely the result of the increase in net income.  The decrease in earnings per share in 2016 was largely the result of the issuance of 1.55 million shares of common stock in the acquisition of Bankshares without a corresponding increase in net income.  Similar to the trend in basic earnings per share, diluted earnings per share were $1.38 in 2017 compared to $1.15 in 2016 and $1.35 in 2015.

The Analysis of Return on Assets and Equity table below comparatively illustrates the components of return on average assets ("ROA") and return on average common equity ("ROE") over the previous five years.  ROA measures how effectively Premier utilizes its assets to produce net income.  It also facilitates the analysis of earnings performance of different sized organizations.  Such analysis is particularly useful as Premier increases its operations via acquisition such as the purchase of Bankshares on January 16, 2016 and the purchase of Gassaway on April 4, 2014.  In 2014, with the acquisition of Gassaway on April 4, 2014, total assets increased to a total of $1.253 billion.  By the end of 2015 total assets declined slightly to $1.245 billion.  In 2016, with the acquisition of Bankshares on January 15, 2016, total assets increased to a total of $1.496 billion at December 31, 2016.  Similar to the trend in 2015, by the end of 2017 total assets declined slightly to $1.493 billion.  An increase in asset size will generally result in higher dollars of income earned and expenses incurred.  A detailed review of the components of ROA will help analyze Premier's performance without regard to changes in its size.

Premier's net income in 2017 resulted in ROA of 0.99%, an increase from the 0.82% ROA in 2016 and the 0.98% ROA in 2015.  As shown in the following table, fully tax equivalent net interest income (as a percent of average earning assets) reached its highest level during the last five years in 2014 at 4.27%, slightly above the 4.26% net interest income earned in 2013.  In 2015, net interest income decreased to 4.15% of average earning assets as the yield on earning assets decreased by more than the decrease in the rate paid on interest bearing liabilities.  Similarly, in 2016 net interest income decreased further to 3.93% of average earnings assets as the yield on earning assets decreased by more than the decrease in the rate paid on interest bearing liabilities.  In 2017, net interest income increased to 4.18% of average earnings assets as changes in short-term interest rates and prime lending rates had a positive impact on yields earned on the investment portfolio, federal funds sold, interest-bearing bank balances and to some extent the loan portfolio. Going back to 2013, the low interest rate environment had a diminishing effect on both the yield on earning assets and the cost of interest bearing liabilities but resulted in relatively

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
December 31, 2017

high net interest margin at 4.26%.  In 2014, the continuing low interest rate environment decreased the cost of interest bearing liabilities slightly more than the decrease in the yield on earning assets resulting in a slightly higher net interest margin at 4.27%.  In 2015 the continuing low interest rate environment and the strong competition for good quality loans resulted in a decrease in the yield on earning assets.  With only a minor decrease in the cost of interest bearing liabilities, the net interest margin in 2015 decreased to 4.15%.  In 2016, while short-term asset yields increased in response to the Federal Reserve Board of Governors' decision to increase the target federal funds rate by 25 basis points in mid-December 2015, overall yield on earning assets still decreased by 22 basis points largely due to the generally lower asset yields on the loans and investments acquired from Bankshares.  With only a minor decrease in the cost of interest bearing liabilities, the net interest margin in 2016 decreased to 3.93%.  Finally, in 2017, the cumulative effect of continuing increases in the target federal funds rate throughout 2016 and 2017 generally improved short-term earning asset yields as well as yields earned on investments and the loan portfolio.  The overall yield on earning assets increased by 23 basis points in 2017 while the cost of interest-bearing liabilities decreased by 1 basis point.  The result was an increase in the net interest margin in 2017 to 4.18%.

As net interest income (as a percent of average earning assets) increased by 25 basis points in 2017 to 4.18% from the 3.93% reported in 2016, net credit income (as a percentage of average earning assets) also increased.  However, the increase was limited to 20 basis points due to a higher provision for loan losses recorded during the year.  Net credit income reduces the net interest income earned by the provision for loan losses recorded during the year.  In 2017, the provision for loan losses reduced the net interest margin by 0.18%, decreasing net credit income to 4.00%.  In 2016, the provision for loan losses reduced the net interest margin by 0.13%, decreasing net credit income to 3.80%.  In 2015, the provision for loan losses reduced the net interest margin by 0.03%, decreasing net credit income to 4.12%.  In 2014, the provision for loan losses reduced the net interest margin by 0.05%, decreasing net credit income to 4.22%.  Due to a negative provision for loan losses in 2013, net credit income was higher than the net interest margin by 0.04%, increasing net credit income to 4.30%, the highest level over the five year period presented in the table.

To summarize the Company's earnings results over the past five years beginning in 2013, net interest income (as a percent of average earnings assets) remained near its highest level, reaching 4.26%.  However, in 2013, Premier's negative provision for loan losses added to net credit income.  The negative provision for loan losses increased net credit income as a percent of average earning assets to 4.30%, the highest level in the five year period presented.  Non-interest income (as a percent of average earning assets) was 0.61% in 2013, while non-interest expense (as a percent of average earning assets) was 3.02% in 2013.  Premier's applicable income taxes and tax equivalent adjustment serve to reduce net credit income.  Lastly, dividends and accretion accrued on Premier's Series A Preferred Stock outstanding at the time also served to reduce net income available to common shareholders and thus reduce Premier's ROA.   In 2013, preferred stock dividends and accretion totaled 0.06% as a percent of average earning assets. Adding to Premier's net income available to common shareholders in 2013 was 0.14% (as a percentage of average earning assets) of income realized on the call and sale of corporate issued securities held in the Company's investment portfolio during the year.  As illustrated in the table, the overall result was a 2013 return on average earning assets of 1.22% and a return on average total assets (ROA) of 1.13%, the highest level for both ratios over the five year period presented in the table.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
December 31, 2017

In 2014, net interest income (as a percent of average earnings assets) reached its highest level over the past five years at 4.27%.  However, in 2014, Premier's provision for loan losses (as a percent of average earning assets) reduced net credit income to 4.22% of average earning assets.  Non-interest income (as a percent of average earning assets) remained unchanged at 0.61% in 2014, as Premier's non-interest income grew in proportion to the increase in average earning assets largely as a result of the purchase of Gassaway in April 2014.  Similarly, non-interest expense (as a percent of average earning assets) remained relatively unchanged in 2014 when compared to 2013, increasing only slightly to 3.03% of average earning assets.  Again, the increase in non-interest expense was proportional to the increase in average earning assets, both of which were largely the result of the purchase of Gassaway, but also as a result of a decrease in OREO expenses and write-downs, loan collection expenses and professional fees, only partially offset by an increase in employee benefit costs.  Unlike 2013, there was no measurable amount (as a percent of average earning assets) of income realized on the call and sale of corporate issued securities held in the Company's investment portfolio during 2014.  Income tax expense (as a percentage of average earning assets) decreased in 2014 to 0.63% as Premier's slight decrease in earnings performance, higher realization of deferred tax benefits and higher level of tax exempt investment income reduced the marginal federal income tax rate and amount of state income taxes.  Finally, due to the redemption of the final 12,000 shares of Premier's Series A Preferred Stock outstanding by November 14, 2014 and the increase in average earning assets from the purchase of Gassaway, the preferred stock dividends and accretion on the outstanding shares in 2014 totaled only 0.05% as a percent of average earning assets, compared to 0.06% in 2013.  Dividends and accretion accrued on Premier's Series A Preferred Stock reduced net income available to common shareholders and thus reduced Premier's ROA.  As illustrated in the table below, the overall result was to decrease Premier's 2014 return on average earning assets to 1.10% and decrease its return on average total assets (ROA) to 1.01%.

In 2015, net interest income (as a percent of average earnings assets) decreased to 4.15%, largely due to a decrease in yields earned on the loan portfolio.  The provision for loan losses in 2015 (as a percent of average earning assets) reduced net credit income to 4.12% of average earning assets.  Non-interest income (as a percent of average earning assets) remained unchanged at 0.61% in 2015, as Premier's non-interest income remained the same in proportion to its total average earning assets in 2015.  Similarly, non-interest expense (as a percent of average earning assets) remained relatively unchanged in 2015 when compared to 2014, increasing only slightly to 3.05% of average earning assets.  Again, the amount of non-interest expenses in 2015 was proportional to total average earning assets in 2015.  In 2015, there was no income realized on the call and sale of corporate issued securities held in the Company's investment portfolio.  Income tax expense (as a percentage of average earning assets) decreased in 2015 to 0.59% as Premier's slight decrease in earnings performance and higher level of tax exempt investment income reduced the level of income tax expense relative to average earning assets.  Finally, due to the full redemption of the final 12,000 of Premier's Series A Preferred shares by November 14, 2014, there was no reduction in net income available to common shareholders related to preferred stock vidends and accretion.  As illustrated in the table below, the overall result was to decrease Premier's 2015 return on average earning assets slightly to 1.06%and decrease its return on average total assets (ROA) to 0.98%.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
December 31, 2017

In 2016, net interest income (as a percent of average earnings assets) decreased to 3.93%, largely due to a decrease in yields earned on the investment and loan portfolios.  The provision for loan losses in 2016 (as a percent of average earning assets) reduced net credit income to 3.80% of average earning assets.  Non-interest income (as a percent of average earning assets) decreased slightly to 0.59% from the 0.61% reported in 2015, as Premier's non-interest income decreased somewhat in proportion to the increase in total average earning assets in 2016, largely as a result of the acquisition of Bankshares in January 2016.  Non-interest income at 0.59% of average earning assets was the lowest ratio in the five years presented in the table below.  However, non-interest expense (as a percent of average earning assets) decreased even more than the decrease in non-interest income, dropping to 2.99% of average earning assets in 2016, compared to 3.05% of average earning assets in 2015.  The increase in non-interest expense in 2016, largely from the operations of Bankshares, was slightly lower in proportion to the increase in average earning assets, also resulting largely from the acquisition of Bankshares.  Similar to 2014, there was no measurable amount (as a percent of average earning assets) of income realized on the call and sale of corporate issued securities held in the Company's investment portfolio during 2016.  Income tax expense (as a percentage of average earning assets) decreased in 2016 to 0.49% as Premier's decrease in net credit income, as a percentage of average earning assets, and higher level of tax exempt investment income resulted in lower ratio of income tax expense relative to average earning assets.  As illustrated in the table below, the overall result was to decrease Premier's 2016 return on average earning assets to 0.88% and decrease its return on average total assets (ROA) to 0.82%.

In 2017, net interest income (as a percentage of average earning assets) increased to 4.18%, largely due to increases in yields on earning assets from the cumulative effect of continuing increases in the target federal funds rate throughout 2016 and 2017 by the Federal Reserve Board of Governors without a significant change in the rates paid on interest-bearing liabilities.  The provision for loan losses in 2017 (as a percent of average earning assets) reduced net credit income to 4.00% of average earning assets.  Non-interest income (as a percent of average earning assets) increased to 0.62% in 2017, the highest ratio reported in the five years presented in the table below, as Premier's non-interest income grew by 5.7% while the increase in average earning assets was modest at 0.6%.  Also improving the Company's overall profitability in 2017, non-interest expenses (as a percent of average earning assets) decreased in 2017 to 2.90%, the lowest level reported in the five years presented in the table below.  Total non-interest expense decreased by $975,000, or 2.4%, in 2017, reducing the percentage of average earning assets to 2.90% for the year.  Similar to 2015, there was no income realized on the call and sale of corporate issued securities held in the Company's investment portfolio during 2017.  In 2016, a $4,000 gain was recorded on the call and sale of corporate issued securities held in the portfolio.  Income tax expense (as a percentage of average earning assets) increased in 2017 to 0.62% as Premier's increase in net credit income, non-interest income and non-interest expense, as a percentage of average earning assets, each improved and resulted in higher ratio of income tax expense relative to average earning assets.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
December 31, 2017

As illustrated in the table below, the overall result was to decrease Premier's 2017 return on average earning assets to 1.07% and increase its return on average total assets (ROA) to 0.99%.

ANALYSIS of RETURN ON ASSETS and EQUITY

	2017		2016		2015		2014		2013
As a percent of average earning assets
Fully taxable-equivalent net interest income	4.18%		3.93%		4.15%		4.27%		4.26%
Provision for loan losses	(0.18)		(0.13)		(0.03)		(0.05)		0.04
Net credit income	4.00		3.80		4.12		4.22		4.30
Gains on sales of assets	0.00		0.00		0.00		0.00		0.14
Non-interest income	0.62		0.59		0.61		0.61		0.61
Non-interest expense	(2.90)		(2.99)		(3.05)		(3.03)		(3.02)
Tax equivalent adjustment	(0.03)		(0.03)		(0.03)		(0.02)		(0.02)
Applicable income taxes	(0.62)		(0.49)		(0.59)		(0.63)		(0.72)
Preferred stock dividends	0.00		0.00		0.00		(0.05)		(0.06)
Return on average earning assets	1.07%		0.88%		1.06%		1.10%		1.22%
Multiplied by average earning assets to average total assets	92.62		92.56		92.45		92.02		92.43
Return on average assets	0.99%		0.82%		0.98%		1.01%		1.13%
Multiplied by average assets to average common stockholders' equity	8.21	X	8.49	X	8.57	X	8.67	X	8.24	X
Return on average common equity	8.14%		6.94%		8.41%		8.80%		9.29%

As the ratio of Premier's non-interest expenses to average earning assets decreased in 2017, so did Premier's net overhead ratio (non-interest expense less non-interest income as a percent of average earning assets) decrease in 2017.  Premier's net overhead ratio was 2.28% in 2017, compared to 2.40% in 2016, 2.44% in 2015, 2.42% in 2014 and 2.41% in 2013.  These ratios illustrate a trend in reducing the net operating costs of Premier in proportion to its average earning assets.  In 2014, while both non-interest expenses and non-interest income increased largely due to the addition of the Gassaway operations beginning in April 2014, the net amount of overhead expenses increased in relative proportion to the increase in the average earning assets of the Company in 2014, resulting in a similar net overhead ratio when compared to 2013.  In 2015, while total non-interest income increased by 2.9%, total non-interest expense increased by 3.8% resulting in a slightly higher net overhead ratio in 2015.  In 2016, average earning assets increased by 17.5%, primarily as a result of the acquisition of Bankshares.  However, while non-interest income increased by only 15.3%, non-interest expenses increased by 15.1%, a proportionately lower rate than the increase in average earning assets, thus reducing Premier's net overhead ratio to 2.40% in 2016.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
December 31, 2017

A breakdown of Premier's financial results by quarter for the years ended December 31, 2017 and 2016 is summarized below.

QUARTERLY FINANCIAL INFORMATION
(Dollars in thousands, except per share amounts)
	First	Second	Third	Fourth	Full Year
2017
Interest income	$15,109	$16,373	$15,134	$15,374	$61,990
Interest expense	1,113	1,111	1,103	1,175	4,502
Net interest income	13,996	15,262	14,031	14,199	57,488
Provision for loan losses	366	776	891	466	2,499
Net overhead	7,981	8,270	7,748	7,564	31,563
Income before income taxes	5,649	6,216	5,392	6,169	23,426
Net income	3,644	3,919	3,467	3,769	14,819
Basic net income per share	0.34	0.37	0.33	0.35	1.39
Diluted net income per share	0.34	0.36	0.32	0.35	1.38
Dividends paid per share	0.150	0.150	0.150	0.150	0.600

2016
Interest income	$14,210	$14,666	$14,865	$14,600	$58,341
Interest expense	1,155	1,175	1,149	1,164	4,643
Net interest income	13,055	13,491	13,716	13,436	53,698
Provision for loan losses	312	812	312	312	1,748
Gain on investment securities	-	-	-	4	4
Net overhead	8,138	8,572	8,546	7,754	33,010
Income before income taxes	4,605	4,107	4,858	5,374	18,944
Net income	2,979	2,624	3,164	3,407	12,174
Basic net income per share	0.29	0.25	0.30	0.32	1.16
Diluted net income per share	0.29	0.25	0.30	0.32	1.15
Dividends paid per share	0.136	0.136	0.136	0.150	0.559

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
December 31, 2017

BALANCE SHEET ANALYSIS

Summary

A financial institution's primary sources of revenue are generated by its earning assets, while its major expenses are produced by the funding of these assets with interest bearing liabilities. Effective management of these sources and uses of funds is essential in attaining a financial institution's optimal profitability while maintaining a minimum amount of interest rate risk and credit risk. Information on rate-related sources and uses of funds for each of the three years in the period ended December 31, 2017, is provided in the table below.

In 2017, average earning assets increased by 0.6% or $7.9 million from 2016, following a 17.4% or $204.4 million increase in 2016 from 2015.  Average interest-bearing liabilities, the primary source of funds supporting the earning assets, decreased by 1.1%, or $11.4 million, in 2017 from 2016.  The decrease in 2017 follows a 18.2%, or $154.8 million, increase in 2016 from 2015.  Supporting an increase in the net interest income (as a percentage of average earning assets) in 2017 was a 3.7%, or $11.4 million, increase in average non-interest bearing deposits.  Net interest income (as a percentage of average earning assets) in 2017 was 4.18% compared to 3.93% in 2016. The increase in net interest income in 2017 was partially due to a higher amount of deferred interest income and loan purchase discounts recognized on loans that paid off during the year.  The increase in average earning assets in 2017 was primarily the result of a $42.4 increase in average loans outstanding and a $1.6 million increase in federal funds sold.  These increases in average earning assets were partially offset by a $13.7 million decrease in average investment securities, and a $22.7 million decrease in average interest-bearing bank balances.  The decrease in average interest-bearing liabilities in 2017 was largely due to a $6.5 million decrease in average interest-bearing deposits, a $1.4 million decrease in average short-term borrowings (primarily customer repurchase agreements), a $679,000 decrease in average FHLB advances, and a $3.0 million decrease in average long-term borrowings.  In 2016, the increase in average earning assets was primarily the result of a $137.0 increase in average loans outstanding and a $76.0 million increase in average investment securities.  These increases in earning assets were partially offset by a $7.7 million decrease in average federal funds sold and a $521,000 decrease in average interest-bearing bank balances.  The increase in average interest-bearing liabilities in 2016 was largely due to a $141.4 million increase in average interest-bearing deposits, a $9.4 million increase in average short-term borrowings (primarily customer repurchase agreements), and a $679,000 increase in average FHLB advances These increases in average interest-bearing liabilities were partially offset by a $1.8 million decrease in average long-term borrowings.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
December 31, 2017

AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS
(Dollars in thousands)
	2017			2016			2015
	Average Balance	Interest	Yield/ Rate (2)	Average Balance	Interest	Yield/ Rate (2)	Average Balance	Interest	Yield/ Rate (2)
Assets:
Interest earning assets
U.S. Treasury and federal agency securities	$21,683	$308	1.42%	$28,441	$395	1.39%	$15,345	$221	1.44%
States and municipal obligations (1)	12,132	402	3.31	19,832	612	3.09	7,879	314	3.99
Mortgage backed securities	256,293	5,130	2.00	257,741	4,765	1.85	205,423	4,438	2.16
Other securities	5,595	190	3.40	3,430	124	3.62	4,828	207	4.29
Total investment securities	295,703	6,030	2.04	309,444	5,896	1.91	233,475	5,180	2.22
Federal funds sold	7,051	73	1.04	5,474	24	0.44	13,216	17	0.13
Interest-bearing deposits with banks	36,405	603	1.66	58,742	407	0.69	59,586	186	0.31
Loans, net of unearned income (3)(4)
Commercial	720,679	37,948	5.27	670,356	34,250	5.11	593,986	31,637	5.33
Real estate mortgage	292,650	15,145	5.18	297,898	15,461	5.19	237,889	12,886	5.42
Installment	32,566	2,566	7.88	35,274	2,743	7.78	34,681	2,785	8.03
Total loans	1,045,895	55,659	5.32	1,003,528	52,454	5.23	866,556	47,308	5.46
Total interest earning assets	1,385,054	62,365	4.50	1,377,188	58,781	4.27	1,172,833	52,691	4.49
Allowance for loan losses	(11,461)			(10,407)			(10,309)
Cash and due from banks	40,915			39,497			32,446
Premises and equipment	23,775			24,284			20,278
Other assets	57,170			57,388			53,342
Total assets	$1,495,453			$1,487,950			$1,268,590

Liabilities and Equity:
Interest bearing liabilities
NOW and money market	$368,093	619	0.17%	$361,078	600	0.17%	$300,378	527	0.18%
Savings deposits	238,306	478	0.20	233,021	490	0.21	168,374	178	0.11
Certificates of deposit and other time deposits	348,124	2,758	0.79	366,918	2,794	0.76	350,829	2,777	0.79
Total interest bearing deposits	954,523	3,855	0.40	961,017	3,884	0.40	819,581	3,482	0.42
Short-term borrowings	24,965	60	0.24	26,334	44	0.17	16,958	38	0.22
Other borrowings	7,074	292	4.13	10,088	416	4.12	11,919	511	4.29
FHLB advances	-	-	-	679	43	6.33	-	-	-
Subordinated debt	5,359	295	5.50	5,178	256	4.94	-	-	-
Total interest-bearing liabilities	991,921	4,502	0.45%	1,003,296	4,643	0.46%	848,458	4,031	0.48%
Non-interest bearing deposits	316,931			305,518			267,318
Other liabilities	4,411			3,839			4,805
Common equity	182,190			175,297			148,009
Total liabilities and equity	$1,495,453			$1,487,950			$1,268,590

Net interest earnings (1)		$57,863			$54,138			$48,660
Net interest spread (1)			4.05%			3.81%			4.01%
Net interest margin (1)			4.18%			3.93%			4.15%

(1) Taxable – equivalent yields are calculated assuming a 35% federal income tax rate for 2017 and 2016 and 34% for 2015
(2) Yields are calculated on historical cost except for yields on marketable equity securities that are calculated used fair value
(3) Includes loan fees, immaterial in amount, in both interest income and the calculation of yield on loans
(4) Includes loans on non-accrual status

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
December 31, 2017

Loan Portfolio

Premier's loan portfolio is its largest and highest yielding component of average earning assets, totaling 75.5% of average earning assets during 2017.  Average loans increased in 2017 by $42.4 million, or 4.2%, over 2016 following a $137.0 million, or 15.8%, increase in 2016 over 2015.  The increase in 2017 is largely due to additional loan demand, primarily in Premier's DC Metro, Cincinnati Metro and West Virginia markets, which more than offset scheduled loan principal payments, payoffs from borrowers accelerating their payments to reduce their outstanding debt, and payoffs due to the workout of problem loans.  Average loans outstanding in 2017 increased by $24.5 million, or 11.8%, in Premier's DC Metro market, increased by $18.0 million, or 47.2%, in Premier's Cincinnati Metro market, and increased by $13.3 million, or 2.8%, in Premier's West Virginia market.  Conversely, average loans outstanding decreased by $7.5 million, or 12.4% in Premier's Virginia market, decreased by $5.1 million, or 8.5%, in Premier's Ohio market, and decreased by $982,000, or 0.6% in Premier's Kentucky market as loan payoffs exceeded new loan demand.

In 2016, the $137.0 million increase in average loans is due to the acquisition of Bankshares, which added approximately $126.4 million in average loans outstanding in 2016.  Otherwise, average loans increased $10.5 million, or 1.2%, largely due to a pick-up in loan demand in 2016 which more than offset normal loan principal payments and full loan payoffs.  Average loans outstanding increased by $89.8 million, or 23.5%, in Premier's West Virginia market, largely due to the $110.0 million of West Virginia based loans from the acquisition of Bankshares.   Otherwise, average loans in West Virginia markets decreased by $20.2 million in 2016, largely due to strong competition for loans during a downturn in economic activity in West Virginia's natural resourced based economy resulting in net loan payoffs.  Average loans outstanding in 2016 increased by $10.2 million, or 20.4%, in Premier's Virginia market, also largely due to the $16.4 million of Virginia based loans from the acquisition of Bankshares.  Otherwise, average loans in Virginia markets decreased by $6.1 million in 2016 as loan payoffs exceeded new loan demand.  Average loans outstanding in 2016 increased by $16.1 million, or 8.4%, in Premier's DC Metro market.  Average loans outstanding decreased by $1.2 million, or 1.9%, in Premier's Ohio market but increased by $22.0 million, or 12.1%, in Premier's Kentucky market.  The increase in average Kentucky market loans in 2016 is largely due to an increase in loan demand from the two northern Kentucky branches in the Cincinnati metro area opened in 2014 and 2015.

Total loans at December 31, 2017 increased by $24.2 million, or 2.4%, from the total at December 31, 2016.  This increase follows a $175.1 million, or 20.6%, increase in total loans in 2016 from the total at December 31, 2015.  The increase in 2017 is largely due to internal loan growth.  Outstanding loans increased in Premier's West Virginia markets by $41.6 million, or 9.0%, increased in Premier's Washington DC Metro market by $589,000, or 0.2%, and increased in Premier's Cincinnati Metro market by $8.2 million, or 16.0%.  These increases in 2017 were partially offset by a $12.0 million, or 20.4%, decrease in outstanding loans in Premier's Virginia market, a $6.3 million, or 10.5%, decrease inPremier's Ohio market, and a $7.9 million, or 4.8% decrease in Premier's Kentucky market since year-end 2016.  The loan increases in the

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
December 31, 2017

West Virginia markets are largely due to loan growth in central West Virginia as well as new opportunities with the opening of a  loan production office Charleston,  West Virginia.  The increase in total loans outstanding in 2016 is largely due to $132.8 million of loans acquired via the acquisition of Bankshares.  Otherwise, outstanding loans increased by $42.3 million via internal loan growth.  Outstanding loans increased in Premier's West Virginia markets by $83.2 million, or 22.0%, increased in Premier's Washington DC Metro market by $40.6 million, or 21.7%, increased in Premier's Kentucky markets by $38.2 million, or 21.3%, and increased in Premier's Virginia markets by $14.4 million, or 32.7%. Outstanding loans decreased in Premier's Ohio market by $1.3, or 2.1%, since year-end 2015.  The increases in total loans in the West Virginia and Virginia markets are due to the acquisition of Bankshares; otherwise, total loans in both markets decreased in 2016, by $30.4 million and $4.8 million, respectively.  The decrease in total loans outstanding in 2015 is largely due to an increased level of loan payoffs in Premier's DC Metro market and central West Virginia market, primarily during the third quarter.

Loans secured by real estate totaled 88.5% of Premier's loan portfolio at December 31, 2017, up from 88.2% of total loans at December 31, 2016.  The slight increase in the percentage is due to an increase in real estate construction and land development loans.  The increase in these loans is partially offset by decreases in residential real estate loans and commercial real estate loans as a percentage of the total loan portfolio.  While the recorded investment in commercial real estate secured loans increased $7.6 million in 2017, the commercial real estate percentage to total loans decreased slightly from 43.3% at the end of 2016 to 43.0% at the end of 2017.  At December 31, 2016, loans secured by real estate totaled 88.2% of Premier's loan portfolio, up from 87.0% of total loans at December 31, 2015.  The increase in loans secured by real estate in 2016, was also largely due to an increase in real estate construction and land development loans.  The increase in these loans more than offset a decrease in residential real estate loans and commercial real estate loans as a percentage of the total loan portfolio.  While the recorded investment in residential real estate secured loans increased by $56.5 million in 2016, their percentage of the total loan portfolio decreased slightly from 33.6% at the end of 2015 to 33.4% at the end of 2016.

Premier's residential real estate mortgage loans generally do not exceed 80% of the value of the real property securing the loan at the time of origination. The residential real estate mortgage loan portfolio primarily consists of adjustable rate residential mortgage loans. The origination of these mortgage loans can be more difficult in a low interest rate environment where there is a significant demand for fixed rate mortgages.  The loan portfolio acquired via the acquisition of Bankshares consisted of approximately $56.7 million of residential real estate mortgage loans, or 41.3% of the Bankshares total loan portfolio.  In addition, the loan portfolio acquired via the purchase of Gassaway consisted of approximately $63.2 million of residential real estate mortgage loans, or 65.6% of the Gassaway total loan portfolio, which consisted primarily of fixed rate residential mortgages with maturity periods ranging from two to fifteen years.  In the past, Premier has originated fixed rate mortgage loans for sale in the secondary market and recognized non-interest income upon the sale of those mortgages in the form of commissions and servicing release fees.  Premier used an experienced staff underwriter to ensure the completeness of the borrowers' loan application and documentation and to ensure that the loans met the standards required by prospective loan purchasers.  Significantly increased

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
December 31, 2017

documentation requirements for home buyers has complicated the process in comparison to years past.  The perceived difficulty from the home buyer's perspective has had a negative impact on Premier's secondary market business.  Beginning in April 2015, as a cost saving measure, management exited the underwriting process but still facilitates fixed rate mortgages sold in the secondary market via third party vendors whereby Premier receives a portion of the commission.  Premier has not engaged in the solicitation of so-called "sub-prime" or "interest only" mortgages.  Additional information regarding the volume of mortgage loans originated and sold is contained in Premier's consolidated statements of cash flows presented elsewhere in this annual report.

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

Total non-performing assets, which consist of past-due loans on which interest is not being accrued ("non-accrual loans"), foreclosed properties in the process of liquidation ("OREO"), loans with restructured terms offering a concession to enable a delinquent borrower to repay ('troubled debt restructurings") and accruing loans past due 90 days or more, were $51.2 million, or 3.43% of total assets at year-end 2017.  These amounts compare to $48.7 million of total non-performing assets, or 3.25% of total assets at year-end 2016 and $27.2 million of total non-performing assets, or 2.19% of total assets at year-end 2015.  The $2.5 million, or 5.2%, increase in non-performing assets in 2017 from year-end 2016 was largely due to a $4.3 million increase in accruing troubled debt restructured loans, a $1.4 million increase in loans past due 90 days or more, and a $7.3 million increase in OREO.  These increases were partially offset by a $10.5 million decrease in nonaccrual loans.  At this time management believes the loans are well collateralized and all principal outstanding on the loans should be collected over time through the bank's collection efforts.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
December 31, 2017

LOAN SUMMARY
(Dollars in thousands)
	As of December 31
	2017	%	2016	%	2015	%	2014	%	2013	%
Summary of Loans by Type
Commercial, secured by real estate	$451,433	43.0%	$443,832	43.3%	$374,558	44.1%	$404,430	46.0%	$358,114	48.3%
Commercial, other	78,259	7.5	76,736	7.5	68,339	8.0	85,943	9.8	85,301	11.5
Real estate construction and land development	139,012	13.2	117,828	11.5	78,695	9.3	66,689	7.6	47,123	6.4
Real estate mortgage	338,829	32.3	342,294	33.4	285,826	33.6	278,212	31.6	216,081	29.2
Agricultural	1,631	0.2	1,383	0.1	1,728	0.2	1,987	0.2	2,052	0.3
Consumer	28,293	2.7	30,916	3.0	31,445	3.7	32,745	3.7	25,113	3.4
Other	11,595	1.1	11,834	1.2	9,155	1.1	9,705	1.1	6,986	0.9
Total loans	$1,049,052	100.0%	$1,024,823	100.0%	$849,746	100.0%	$879,711	100.0%	$740,770	100.0%

Non-performing Assets
Non-accrual loans	$15,246		$25,747		$7,141		$12,712		$16,641
Accruing loans which are contractually past due 90 days or more	3,391		1,999		3,032		1,266		8,478
Accruing troubled debt restructurings	12,584		8,268		3,996		2,489		3,655
Total non-performing and restructured loans	31,221		36,014		14,169		16,467		28,774
Other real estate acquired through foreclosures	19,966		12,665		13,040		12,208		13,524
Total non-performing and restructured loans and other real estate	$51,187		$48,679		$27,209		$28,675		$42,298

Non-performing and restructured loans as a % of total loans	2.98%		3.51%		1.67%		1.87%		3.88%
Non-performing and restructured loans and other real estate as a % of total assets	3.43%		3.25%		2.19%		2.29%		3.84%

Allocation of Allowance for Loan Losses
Commercial, other	$1,226	8.8%	$1,243	8.8%	$1,166	9.3%	$1,600	11.1%	$2,420	12.7%
Real estate, construction	2,408	13.2	1,397	11.5	1,061	9.3	1,744	7.6	1,226	6.4
Real estate, other	8,142	75.3	7,849	76.7	7,113	77.7	6,760	77.6	7,084	77.5
Consumer installment	328	2.7	347	3.0	307	3.7	243	3.7	297	3.4
Total	$12,104	100.0%	$10,836	100.0%	$9,647	100.0%	$10,347	100.0%	$11,027	100.0%

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
December 31, 2017

The $7.3 million increase in OREO is largely due to the foreclosure of one multifamily residential real estate loan late in 2017.  The $4.3 million increase in accruing troubled debt restructured loans was largely the result of three commercial real estate loan relationships for which the Company granted forbearance agreements which extended interest only periods that exceed the timeframes customarily offered by the Company and/or lengthened the amortization period for loan repayment, each in an effort to help the borrowers keep their loan current.  The modifications did not include a permanent reduction of the recorded investment in the loans and did not decrease the stated interest rate on the loans.   The $10.5 million decrease in non-accrual loans was largely due to loans that paid off during the year and the foreclosure of the one multifamily residential real estate loan described above.  These decreases in non-accrual loans were partially offset by loans newly placed on non-accrual status during the year.  Management continues their efforts to bring these well-collateralized borrowers to a current status prior to the commencement of collection efforts via foreclosure or other means.  Although, loans may be classified as non-performing, some continue to pay interest irregularly or at less than originally contracted terms.  During 2017, approximately $326,000 of interest income was recognized on non-accrual loans, including approximately $22,000 of accelerated purchase discount recognized as income, largely due to full payoffs received on non-accrual loans during the year.  This amount compares to approximately $1.2 million that would have been recognized on non-accrual loans during 2017 in accordance with the original terms of the loans.

The increase in total non-performing assets in 2016 from year-end 2015 was largely due to an $18.6 million increase in non-accrual loans and a $4.3 million increase in accruing troubled debt restructured loans.  The increase in non-accrual loans is largely due to two borrowing relationships in the Washington DC metro market that became chronically past due and were thus placed on non-accrual status prior to year-end.  In 2017, a portion of one relationship paid in full generating $178,000 of interest income recognized in the current year.  The other relationship resulting in the $7.3 million multifamily housing foreclosure previous discussed.  The increase in accruing troubled debt restructured loans was largely the result of one loan for which the bank granted a forbearance agreement upon renewal to extend the amortization period.  The increase in non-accrual loans and restructured loans was partially offset by a $1.4 million decrease in loans past due 90 days or more and a $375,000 decrease in other real estate acquired through foreclosure.  The decrease in loans past due 90 days or more was largely due to efforts by management to bring these well-collateralized borrowers to a current status prior to the commencement of collection efforts via foreclosure or other means, with the result of borrowers returning to a current status.  The decrease in other real estate acquired through foreclosure was primarily due to sales of OREO properties in 2016 partially offset by additional foreclosures during the year.  Additional information on the activity on the sales and foreclosure on OREO properties can be found in the cash flow statement included in the consolidated financial statements.  Although loans may be classified as non-performing, some continue to pay interest irregularly or at less than originally contracted terms.  During 2016, approximately $128,000 of interest income was recognized on non-accrual loans, largely due to full payoffs received on non-accrual loans during the year.  This amount compares to approximately $0.5 million that would have been recognized in accordance with the original terms of the loans.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
December 31, 2017

Current accounting guidance adopted by Premier in 2009 does not permit an acquirer to carry over the purchased entity's allowance for loan losses.  Instead, under current accounting guidance, all acquired loans were recorded at their net estimated fair value.  The estimate of fair value on all loans, but particularly on non-performing assets, includes factors for the measurement of credit risk, interest rate risk and re-salability in the most advantageous market for the loans in an orderly transaction between market participants.  These estimates typically include significant discounts on the non-accrual loans and purchased credit impaired loans.  These estimates require management's most difficult, subjective and complex judgments and are inherently uncertain.  However, since the estimated fair value of the acquired loans includes an estimate of credit risk in the loans, no allowance for loan losses is recorded at the date of acquisition.

With the acquisition of Bankshares on January 15, 2016, no allowance for loan losses recorded on First National Bank's balance sheet prior to that date was carried over to Premier's allowance for loan losses.  At December 31, 2015, just prior to Premier's acquisition, Bankshares reported a collective allowance for loan losses of approximately $2.0 million.  In contrast, Premier recorded the estimated fair value of the acquired loan portfolio at an estimated $3.5 million discount to the contractual amounts receivable on the loans at acquisition.  Likewise, with the purchase of Gassaway on April 4, 2014, no allowance for loan losses recorded on that bank's balance sheet prior to that date was carried over to Premier's allowance for loan losses.  Instead, all acquired loans were recorded at their net estimated fair value.  At March 31, 2014, just prior to Premier's purchase, Gassaway reported a collective allowance for loan losses of approximately $1.3 million.  In contrast, Premier recorded the estimated fair value of the acquired loan portfolio at an estimated $2.5 million discount to the contractual amounts receivable on the loans at acquisition.

The fair value adjustments recorded on the Bankshares and Gassaway acquired loan portfolios are allocated per loan and are used to offset any charge-offs of the uncollectible portion of the contractual amount due on non-performing assets, or accreted into interest income using a level yield method on performing loans.  Should Premier collect the full contractual amount due, any fair value discount is recognized as interest income at the time of payoff.  In its evaluation of the acquired Gassaway loan portfolio, management determined that most of the loan portfolio was comprised of homogenous consumer based or residential real estate loans and none of the loans acquired would meet the definition of a purchased credit impaired loan.  Therefore, all loans acquired have been initially evaluated as collectively impaired.  In its evaluation of the acquired Bankshares loan portfolio, management determined that $10.0 million of the loans acquired would meet the definition of a purchase credit impaired loan, with the remainder of the loan portfolio evaluated as collectively impaired.  Additional information on loans purchased with evidence of deteriorated credit quality is contained in Note 5 to the consolidated financial statements.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
December 31, 2017

Management believes the estimated probable incurred losses related to delinquent loans to be adequately provided for in the allowance for loan losses.  In 2015, a negative provision for loans losses was recorded in the second quarter due primarily to a large recovery on a single commercial real estate loan.  The negative provision was more than offset by additional provisions for loan losses in the second half of 2015.  In 2016, a large provision for loan losses was recorded in the second quarter due to the flooding in southern West Virginia.  As management's efforts to collect on all of the Company's non-performing assets continue, matured loans are only renewed using Premier's strengthened credit policies. Otherwise, loans may be carried as accruing loans that are greater than 90 days past due or placed on non-accrual status and foreclosure proceedings begun to obtain and liquidate any collateral securing the past due or matured loans.  In 2017, large provisions for loan losses were recorded in the second and third quarters due to additional reserves needed on impaired loans and to provide for the growth in the loan portfolio.  As previously demonstrated by Premier's history, management is committed to continuing to reduce its level of non-performing assets and maintaining strong underwriting standards to help maintain a lower level of non-performing assets in the future.

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

During 2017, Premier recorded $667,000 of write-downs of OREO properties which was increased by the $207,000 of losses on the disposition of OREO properties, resulting in a net increase in 2017 operating expenses of approximately $874,000.  These write-downs were largely due to adjustments in the net realizable value based upon actual sale contracts on properties held for an extended period of time.  Management agreed to the lower sales values in order to liquidate the properties in an effort to reduce the amount of non-performing assets.  The 2017 net operating expense amount compares to $662,000 of write-downs of OREO properties in 2016 and the $27,000 of losses on the disposition of OREO properties, resulting in a net expense of $689,000.  The write-downs recorded in 2016 were largely in response to updated appraised values on properties held for an extended period of time that were outside of the Company's traditional market areas.  During 2015, Premier recorded $1.1 million of write-downs of OREO properties that were partially offset by $44,000 of gains on the disposition of OREO properties, resulting in a net expense of $1.0 million. The write-downs on OREO in 2015 were largely due to adjustments to the carrying value, as Premier lowered its expectations of net realizable value on certain properties in an effort to liquidate the property.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
December 31, 2017

The allowance for loan losses is maintained to absorb probable incurred losses associated with lending activities. Actual losses are charged against the allowance ("charge-offs") while collections on loans previously charged off ("recoveries") are added back to the allowance.  Since actual losses within a given loan portfolio are difficult to predict, management uses a significant amount of estimation and judgment to determine the adequacy of the allowance for loan losses. Factors considered in determining the adequacy of the allowance include an individual assessment of risk on certain loans and total creditor relationships, historical charge-off experience, the type of loan, levels of non-performing and past due loans, and an evaluation of current economic conditions. Loans are evaluated for credit risk and assigned a risk grade. Premier's risk grading criteria are based upon Federal Reserve guidelines and definitions. In evaluating the adequacy of the allowance for loan losses, loans that are assigned passing grades are grouped together and multiplied by historical charge-off percentages to determine an estimated amount of potential losses and a corresponding amount of allowance. Loans that are assigned marginally passing grades are grouped together and allocated slightly higher percentages to determine the estimated amount of potential losses due to the identification of increased risk(s). Loans that are assigned a grade of "substandard" or "doubtful" are more likely to be classified as impaired which are evaluated individually.  The resulting estimate of losses for groups of loans is adjusted for relevant environmental factors and other conditions of the portfolio of loans, including: borrower and industry concentrations; levels and trends in delinquencies, charge-offs and recoveries; changes in underwriting standards and risk selection; level of experience, ability and depth of lending management; and national and local economic conditions.

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

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
December 31, 2017

The sum of the calculations and estimations of the risk of loss in the loan portfolio is compared to the recorded balance of the allowance for loan losses. If the total allowance is deemed to be inadequate, a charge to earnings is recorded to increase the allowance.  Conversely, should an evaluation of the allowance result in a lower estimate of the risk of loss in the loan portfolio and the allowance is deemed to be more than adequate, a reversal of previous charges to earnings ("a negative provision") may be warranted in the current period. Events that may lead to negative provisions include greater than anticipated recoveries, a reduction in the historical loss ratios, securing more collateral on an impaired loan during the collection process, or receiving a substantial principal payment or payment in full on an impaired loan.  In 2017, Premier recorded a provision for loan losses of $2.5 million compared to $1.7 million of provision for loan losses recorded in 2016, and a $326,000 of provision for loan losses in 2015.

At December 31, 2017, the allowance for loan losses was $12.1 million, or 1.15% of total year-end loans, compared to an allowance for loan losses of $10.8 million, or 1.06% of total loans at December 31, 2016.  The increase in the percentage of allowance to total loans at year-end is largely a result of the larger allowance assigned to individually impaired loans.  The amount of allowance allocated to individually impaired loans increased by approximately $896,000 in 2017.  While loans identified as impaired decreased by $8.7 million, or 25.6% since year-end 2016, the amount of allowance allocated to individually impaired loans increased largely due to increases in estimated credit risk on a multifamily residential loan relationship and a couple of construction and land development loans.  The amount of allowance allocated to collectively evaluated loans increased by approximately $372,000, largely due to a $39.4 million increase in collectively evaluated loans outstanding.  The ratio of allowance assigned to collectively evaluated loans remained fairly consistent at December 31, 2017 and December 31, 2016 at approximately 1.04%.

At December 31, 2016, the allowance for loan losses was $10.8 million, or 1.06% of total year-end loans, compared to an allowance for loan losses of $9.6 million, or 1.14% of total loans at December 31, 2015.  The decrease in the percentage of allowance to total loans at year-end 2016 was largely a result of the loans acquired via the acquisition of Bankshares.  These loans were recorded at their estimated fair value on the date of acquisition including an estimate of credit risk within the loan portfolio and thus no significant amount of allowance for loan losses was deemed necessary for these loans at December 31, 2016.  The amount of allowance allocated to individually impaired loans increased by approximately $307,000 in 2016 largely due to an increase in impaired loans requiring additional allowance.  Also, the amount of allowance allocated to collectively evaluated loans increased by approximately $882,000 from additional risk identified on the core loan portfolio.  Although the allowance for loan losses increased by $1.2 million since December 31, 2015, the increase in total loans outstanding as a result of the acquisition of Bankshares resulted in a lower ratio to total loans outstanding at December 31, 2016.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
December 31, 2017

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

The "Summary of Loan Loss Experience" table below provides a more detailed history of the allowance for loan losses, illustrating charge-offs and recoveries by loan type, and the annual provision for loan losses over the past five years.  In 2013, Premier recovered some of its prior year charge-offs, which helped to substantially offset the reduced level of charge-offs recorded during the year.  In 2014, net charge-offs increased from the very low level recorded in 2013, but remained relatively low at 0.15% of average loans outstanding partially due to the larger balance of average total loans from the acquisition of Gassaway.  In 2015, the amount of net charge-offs was slightly less when compared to 2014 due to a significant increase in recoveries on real estate secured loans reducing the ratio of net charge-offs to average loans outstanding to 0.12%.  In 2016, net charge-offs were significantly less when compared to 2015, largely due to a decrease in gross charge-offs.  Combined with the increase in average total loans in 2016, the lower level of net charge-offs reduced the ratio of net charge-offs to average loans outstanding to half of the amount in 2015 at 0.06%.  In 2017, net charge-offs were significantly higher than 2016 largely due to one large multifamily real estate charge-off upon foreclosure when that loan was moved into OREO and relatively low net charge-offs in 2016.  The increased collection efforts by the banks also helped increase gross recoveries.  The increase in net charge-offs in 2017 increased the ratio of net charge-offs to average loans outstanding to 0.12%, which still remains relatively low.

Premier received substantial principal payments and payoffs on loans classified as impaired which resulted in the reduction of the estimated required allowance via negative provisions for loan losses in 2013.  These negative provisions for loan losses exceeded the estimated provision expense needed to provide for the loan growth in 2013, resulting in a net $375,000 negative provision for loan losses.  Similarly, during 2014 Premier received principal payments and payoffs on loans classified as impaired which resulted in the reduction of the estimated required allowance via negative provisions for loan losses.  These negative provisions for loan losses, however, were exceeded by the estimated provision expense needed to provide for the loan growth in 2014, resulting in a net $534,000 provision for loan losses.  In 2015, Premier reduced its allowance allocated to impaired loans via payments and payoffs of loans as well as foreclosure.  In the second quarter of 2015, a significant recovery on a real estate secured loan resulted in a negative provision for loan losses for the quarter.  The negative provision was more than offset by increases in the allowance estimated for collectively impaired loans, resulting in $326,000 of provision for loan losses.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
December 31, 2017

In 2016, the provision for loan losses increased to $1,748,000, largely to provide for an increase in credit risk as a result of internal loan growth, as loans outstanding increased by an additional $42.2 million, or 5.0%, after excluding the $132.8 million of loans acquired via the acquisition of Bankshares but also for an estimate of potential loan losses related to flash flooding that occurred in some of Premier's West Virginia markets during the last week of June, 2016.  Finally, in 2017, the provision for loan losses increased to $2,499,000, largely due to additional specific reserves on individually impaired loans as discussed above and to also provide for the increase in internal loan growth, as loans outstanding increased again in 2017.  Additional details on the activity in the allowance for loan losses as well as past due and non-performing loans, including loans individually evaluated for impairment, is contained in Note 5 to the consolidated financial statements.

Premier proactively pursues past due loans in an effort to bring those loans back to current status.  If these efforts fail and a past due loan becomes a non-performing loan, Premier's policies for determining the adequacy of the allowance for loan losses are used to determine the estimated potential loss on the loan.  Future provisions to the allowance for loan losses, positive or negative, will depend on future improvement or deterioration in estimated credit risk in the loan portfolio as well as whether additional payments are received on loans having significant credit risk.  Premier continually evaluates the adequacy of its allowance for loan losses, and changes in the provision are based on the estimated probable incurred losses in the loan portfolio.

Net charge-offs in 2017 totaled $1,231,000, as $1,903,000 of loans charged-off were partially offset by $672,000 of recoveries on loans previously charged-off.  Net charge-offs in 2016 totaled $559,000, as $1,010,000 of loans charged-off were partially offset by $451,000 of recoveries of loans previously charged-off.  Net charge-offs in 2015 totaled $1,026,000, as $2,096,000 of loans charged-off were partially offset by $1,070,000 of recoveries of loans previously charged-off.

In 2017, total charge-offs increased by $893,000 to $1,903,000, or 0.18% of average total loans.  Charge-offs increased in all categories of loans except for consumer installment loans, which decreased by $62,000 to $278,000 for the year.  The majority of the increase was due to a large multifamily real estate loan charge-off in 2017.  Otherwise, charge-offs were higher due to charge-off activity on commercial, real estate, and real estate construction loans in 2017.  In 2016, total charge-offs decreased by $1,086,000 to $1,010,000, or 0.10% of average total loans.  Charge-offs decreased in all categories of loans except for consumer installment loans, which increased by $131,000 to $340,000 for the year.  The majority of the decrease was due to a large construction real estate loan charge-off in 2015 that resulted in foreclosure.  Otherwise, charge-offs were only slightly lower due to charge-off activity on commercial loans in 2016.  In 2015, total charge-offs increased by $495,000 to $2,096,000, or 0.24% of average total loans.  Charge-offs increased in all categories of loans except for other real estate loans.  A portion of the increase in the construction real estate loan charge-offs was a result of the foreclosure of a real estate secured loan previously identified as individually impaired and resulted in a charge-off upon foreclosure.  Otherwise, charge-off activity decreased compared to the higher level of other real estate charge-offs recorded in 2014.  In 2014, total charge-offs increased by $692,000 to $1,601,000, or 0.19% of average total loans.  Charge-offs increased in all categories of loans except for consumer loans.  A portion of the increase in the real estate loan charge-offs was a result of the foreclosure of real estate secured loans and recognizing a previously identified loan impairment as a charge-off upon foreclosure.  Otherwise, charge-off activity increased compared to the comparatively low level of charge-offs recorded in 2013.  In 2013, management reached agreements with two loan relationships that had been charged-off in previous years whereby the borrowers agreed to a repayment schedule that included a substantial down payment in 2013 and monthly payments thereafter.  These payments resulted in the increase in recoveries recorded in 2013 and also account for most of the decrease in recoveries in 2014.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
December 31, 2017

SUMMARY OF LOAN LOSS EXPERIENCE
(Dollars in thousands)
	For the Year Ended December 31
	2017		2016		2015		2014		2013
Allowance for loan losses beginning of period	$10,836		$9,647		$10,347		$11,027		$11,488
Amounts charged off:
Commercial, financial and agricultural loans	496		347		611		365		231
Real estate construction loans	129		-		900		110		52
Real estate loans – other	1,000		323		376		965		438
Consumer installment loans	278		340		209		161		188
Total charge-offs	1,903		1,010		2,096		1,601		909

Recoveries on amounts previously charged-off:
Commercial, financial and agricultural loans	236		172		121		127		198
Real estate construction loans	10		143		99		136		233
Real estate loans – other	299		50		753		64		319
Consumer installment loans	127		86		97		60		73
Total recoveries	672		451		1,070		387		823

Net charge-offs	1,231		559		1,026		1,214		86
Provision for loan losses	2,499		1,748		326		534		(375)

Allowance for loan losses, end of period	$12,104		$10,836		$9,647		$10,347		$11,027

Average total loans	$1,045,894		$1,003,528		$866,556		$821,160		$716,016
Total loans at year-end	1,049,052		1,024,823		849,746		879,711		740,770

As a percent of average loans
Net charge-offs	0.12%		0.06%		0.12%		0.15%		0.01%
Provision for loan losses	0.24%		0.17%		0.04%		0.07%		(0.05)%
Allowance for loan losses	1.16%		1.08%		1.11%		1.26%		1.54%

As a percent of total loans at year-end
Allowance for loan losses	1.15%		1.06%		1.14%		1.18%		1.49%

As a multiple of net charge-offs
Allowance for loan losses	9.83	X	19.38	X	9.40	X	8.52	X	128.22	X
Income before tax and provision for loan losses	21.06	X	37.02	X	19.18	X	17.18	X	235.56	X

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
December 31, 2017

Although management believes it has identified the significant remaining credit risk in the loan portfolio, additional charge-offs may be recorded in the coming months due to the level of non-performing loans and the resolution of collection efforts on those loans. Premier continues to make a significant effort to reduce its past due and non-performing loans by reviewing loan files, using the courts to bring borrowers current with the terms of their loan agreements and/or the foreclosure and sale of OREO properties.  As in the past, when these plans are executed, Premier may experience increases in non-performing loans and non-performing assets. Furthermore, any resulting increases in loans placed on non-accrual status will have a negative impact on future loan interest income.  Also, as these plans are executed, other loans may be identified that would necessitate additional charge-offs and potentially additional provisions for loan losses.  Premier continues to monitor and evaluate the impact that national housing market prices may have on its local markets and collateral valuations as management evaluates the adequacy of the allowance for loan losses.  While some price deterioration has occurred, it is not currently anticipated that Premier's markets will be impacted as severely as other areas of the country due to the historically modest increases in real estate values in the Company's markets in West Virginia, Ohio and Kentucky. With the concentrations of commercial real estate loans acquired in the Washington, DC, Richmond, Virginia and Cincinnati, Ohio markets, fluctuations in commercial real estate values will also be monitored.  Premier also continues to monitor the impact of declines in the coal mining industry that may have a larger impact in the southern area of West Virginia and the decrease in the level of drilling activity in the oil & gas industry that may have an impact in the central area of West Virginia.  The declining market areas may experience an increase in non-performing assets as a result of a loss of employment and decreases in local real estate values.  In each of the last five years, Premier sold some OREO properties at a gain while other OREO properties have required subsequent write-downs to net realizable values.  These factors are considered in determining the adequacy of the allowance for loan losses.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
December 31, 2017

The following table presents the maturity distribution and interest sensitivity of selected loan categories at December 31, 2017.  Maturities are based upon contractual terms.

LOAN MATURITIES and INTEREST SENSITIVITY
December 31, 2017
(Dollars in thousands)

	Projected Maturities*
	One Year or Less	One Through Five Years	Over Five Years	Total
Commercial, secured by real estate	$119,616	$295,063	$36,754	$451,433
Commercial, other	40,019	36,240	1,992	78,251
Real estate construction	60,466	57,697	20,849	139,012
Agricultural	318	1,205	108	1,631
Total	$220,419	$390,205	$59,703	$670,327

Fixed rate loans	$85,292	$173,492	$37,927	$296,711
Floating rate loans	135,127	216,713	21,776	373,616
Total	$220,419	$390,205	$59,703	$670,327

Fixed rate loans projected to mature after one year				$211,419
Floating rate loans projected to mature after one year				238,489
Total				$449,908

(*) Based on scheduled or approximate repayments

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
December 31, 2017

Investment Portfolio and
Other Earning Assets

Investment securities averaged $295.7 million in 2017, down $13.7 million, or 4.4%, from the $309.4 million averaged in 2016.  This decrease follows a $76.0 million, or 32.5%, increase in 2016 from the $233.5 million averaged in 2015.  The decrease in 2017 is largely due to a reduction in investment balances as a portion of maturing investments were used to fund internal loan growth.  The balance of investments at December 31, 2017 decreased by $10.1 million, or 3.5%, from the year-end 2016 balance.  During 2017, surplus funds from maturing investments or principal pay downs on mortgaged-backed investments were used to help fund the growth in loans outstanding, satisfy decreases in deposits, and fund reductions in customer repurchase agreements.  The increase in 2016 is largely attributable to the $71.3 million of average investments from the acquisition of Bankshares.  Otherwise, average investment securities increased $4.6 million, or 2.0%, in 2016.  During the fourth quarter of 2015, Premier purchased securities over and above the proceeds from maturities and calls during the quarter as a plan to improve the yield on surplus liquid assets.  The $4.6 million increase in the balance of average investments in 2016 was largely the result of the full year impact of those purchases in the fourth quarter of 2015.  The balance of investments at December 31, 2016 increased by $33.1 million, or 13.0%, from the year-end 2015 balance, largely due to the $76.6 million investment portfolio acquired from Bankshares.  Otherwise, investments decreased by $43.5 million at year-end 2016.  During 2016, a portion of the surplus funds from maturing investments or principal pay downs on mortgaged-backed investments were used to fund loan growth.

Investment securities are highly liquid and generally have a greater yield than interest bearing bank balances or federal funds sold.  However, their longer investment term generally results in greater interest rate risk over other short-term investments.  This was believed to be especially true in 2010 as management continued to invest based on a belief that market interest rates were at their lowest level and that buying longer-term investments would have the effect of locking-in these lowest interest rates over the life of the investments.  Due to the low interest rate environment during 2010 and continuing throughout 2016, issuers of investment securities were routinely invoking call features of their securities and reissuing new bonds at lower coupon rates.  To offset some of the effects of interest rate risk in the investment portfolio, in 2010 Premier used surplus funds and proceeds from investment calls to purchase collateralized mortgage obligations ("CMO's") issued by the Government National Mortgage Association ("GNMA"), also known as "Ginnie Mae".  These CMO's are similar to U.S. Treasury bonds in that they are backed by the full faith and credit of the United States Government, but unlike U.S. Treasury bonds, return a portion of the principal each month coinciding with the monthly principal payments made by mortgage borrowers collateralizing the securities.  It is the monthly return of principal that will allow Premier to take advantage of any rise in market interest rates by investing the principal payments in future higher-yielding securities or loans long before the final maturity date of the CMO.  An added feature of these GNMA CMO's is that the securities are not subject to early call provisions.  Only the mortgagees' prepayment of their underlying mortgages can accelerate the principal reduction on the investment security.  Thus, the purchase yield is not as susceptible to downward interest rate risks as investment securities with call features.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
December 31, 2017

This benefit is illustrated by the lower amount of Premier's securities that were either called or matured in 2017, 2016, and 2015, compared to earlier years.  During 2017, $65.8 million of investments were called or matured (including principal payments on CMO's and mortgage backed securities).  During 2016, $82.3 million of investments were called or matured (including principal payments on CMO's and mortgage backed securities) and during 2015, $66.9 million of investments were called or matured (including principal payments on CMO's and mortgage backed securities) compared to $276.7 million during 2010.  Mortgage backed securities and CMO's continue to be Premier's dominant investment in its portfolio, comprising nearly 89% of the fair value of the investment portfolio at December 31, 2017.

At December 31, 2017 the amount of investments totaled $278.5 million, down $10.1 million, or 3.5%, from the $288.6 million of investments at December 31, 2016.  The decrease in investments is largely a result of surplus funds from maturing investments or principal pay downs on mortgaged-backed investments used to help satisfy decreases in deposits, to fund reductions in customer repurchase agreements, and to help fund the $36.8 million of loan growth, net of foreclosures, during the year.  During 2017, Premier purchased approximately $57.2 million of investment securities, primarily mortgage-backed securities, which only partially offset the $65.8 million of investments that were called or matured (including principal payments on CMO's and mortgage backed securities) during the year.  At December 31, 2016 the amount of investments totaled $288.6 million, up $33.1 million, or 13.0%, from the $255.5 million of investments at December 31, 2015.  The increase in investments is largely due to the $76.6 million of investments acquired via the acquisition of Bankshares.  Otherwise, total investments decreased $38.2 million, as a portion of the surplus funds from maturing investments or principal pay downs on mortgaged-backed investments were used to help fund the $42.3 million of loan growth during the year.  During 2016, Premier purchased approximately $44.8 million of investment securities, primarily mortgage-backed securities, which only partially offset the $82.3 million of investments that were called or matured (including principal payments on CMO's and mortgage backed securities) during the year.

The following table presents a summary of the carrying values of investment securities.

FAIR VALUE OF SECURITIES AVAILABLE FOR SALE
(Dollars in thousands)
	As of December 31
	2017	2016	2015

U.S. government sponsored entity securities	$19,134	$24,501	$10,429
States and political subdivisions	11,634	16,662	7,568
Mortgage-backed securities issued by government sponsored entities	247,698	247,444	237,469
Total securities	$278,466	$288,607	$255,466

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
December 31, 2017

As sources of funds (deposits, federal funds purchased, and repurchase agreements with corporate customers) fluctuate, excess funds are initially invested in federal funds sold and other short-term investments. Based upon analyses of asset/liability repricing, interest rate forecasts, and liquidity requirements, funds are periodically reinvested in high-quality debt securities, which typically mature over a longer period of time. At the time of purchase, management determines whether the securities will be classified as trading, available-for-sale, or held-to-maturity. At December 31, 2017 all of Premier's investments were classified as available-for-sale and carried at fair value.  Additional information on the investment portfolio can be found in Note 4 to the consolidated financial statements.

As shown in the following Securities Maturity and Yield Analysis table, the average maturity period of the securities available-for-sale at December 31, 2017 was 3 years and 8 months.  The table uses a weighted estimated average life method to report the average maturity of mortgage-backed securities, which includes the estimated effect of monthly payments and prepayments. The average maturity of the investment portfolio is managed at a level to maintain a proper matching with interest rate risk guidelines. Premier does not have any securities classified as trading or held-to-maturity and it has no plans to establish such classifications at the present time.

SECURITIES MATURITY AND YIELD ANALYSIS
December 31, 2017
(Dollars in thousands)
	Fair Value	Average Maturity (yrs/mos)	Taxable Equivalent Yield*
U.S. government sponsored entity securities
Within one year	$8,024		1.26%
After one but within five years	10,015		1.49
After five but within ten years	1,095		2.05
Total U.S. government sponsored entity securities	$19,134	1/8	1.43

States and political subdivisions
Within one year	2,366		2.54
After one but within five years	4,703		3.62
After five but within ten years	4,018		3.79
After ten years	547		2.55
Total states and political subdivisions securities	$11,634	4/1	3.41

Mortgage-backed securities**
Within one year	1,766		3.34
After one but within five years	231,073		2.33
After five but within ten years	14,859		2.23
Total mortgage-backed securities	$247,698	3/10	2.33

Total securities available-for-sale	$278,466	3/8	2.31

(*) Fully tax-equivalent using the rate of 35%
(**) Maturities for mortgage-backed securities are based on expected average life

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
December 31, 2017

Premier's average investment in federal funds sold and interest bearing bank balances decreased by 32.3% in 2017 compared to 2016.  This decrease follows a 11.4% increase in 2016 compared to 2015.  Averaging $43.5 million in 2017, federal funds sold and interest bearing bank balances decreased $20.8 million from an average balance of $64.2 million in 2016.  Similar to the decrease in investments, the decrease in these low-yielding liquid funds during 2017 was largely the result of helping to satisfy deposit withdrawals, reductions in customer repurchase agreements, and funding the increase in loans outstanding.  The decrease in 2016, also includes the impact of adding $4.4 million of average interest bearing bank balances from the acquisition of Bankshares, which only partially offset the $12.7 million decrease in the average balance of these assets from Premier's other operations.  The decrease reflects the utilization of some of these funds to satisfy loan growth and deposit withdrawals from Premier's other operations.  As shown in the Consolidated Average Balance Sheets and Net Interest Income Analysis above, on average, the yield on federal funds sold was only 0.13% in 2015, rose slightly to 0.44% in 2016, and then increased to average 1.04% in 2017, in accordance with the Federal Reserve's Board of Governors' policy decisions regarding increases in the national federal funds rate.  To obtain higher yields on its most highly liquid funds Premier invests in interest-bearing bank balances, primarily with the Federal Reserve Bank, which yielded, on average, 0.31% in 2015 and 0.69% in 2016, far exceeding the yield on average federal funds sold.  In 2017, the average yield on interest-bearing bank balances increased to 1.66%, which includes the impact of the average interest-bearing balance balances from the acquisition of Bankshares, which included time deposits with other banks which had an average yield of approximately 1.61% in 2016 and 1.92% in 2017.

The average balance of federal funds sold increased by $1.6 million in 2017 to $7.1 million, while average interest-bearing bank balances decreased by $22.3 million in 2017 to $36.4 million.  The majority of these interest bearing bank balances are held at Federal Reserve Banks.  Yields on federal funds sold rise and fall in direct correlation with interest rate changes made by the Federal Reserve Board in establishing national economic policy.  Investment security yields are based on a number of pricing factors, including but not limited to coupon rate, time to maturity and issuer credit quality.  Fluctuations in the amount of federal funds sold and other short-term investments reflect management's goal to maximize asset yields while maintaining proper asset/liability structure, as discussed in greater detail above and in other sections of this report.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
December 31, 2017

Funding Sources

The average rate paid on interest-bearing liabilities was 0.45% in 2017, down from the 0.46% paid in 2016, and the 0.48% paid in 2015.  As short-term interest rates increased in 2017 because of interest rate increases by the Federal Reserve Board of Governors, the competition for time deposit funds began to increase.  However, Premier has been vigilant in keeping the rates paid on interest-bearing liabilities low but competitive within its various markets.  In 2017, the average rate paid on its interest-bearing deposits remained unchanged at 0.40%.  Market deposit rates remained fairly consistent throughout the year although the competition for funds increased late in 2017 due to the continued rise in short-term interest rates.  The average rate paid on certificates of deposit increased the most, at 3 basis points to 0.79% in 2017, as market time deposit rates began to increase and maturing deposits repriced at the higher market rates.  The average rate paid on interest bearing NOW and money market accounts remained unchanged at 0.17%.  Contrary to this trend, the average rate paid on savings accounts decreased by 1 basis point to 0.20% in 2017.  Premier continued a plan throughout 2017 of lowering the rates paid on the savings deposits obtained in the acquisition of Bankshares, but on a gradual basis in an effort to retain as much of this low cost funding source as possible.  Due to increases in short-term interest rates, the average rate paid on Premier's short-term borrowings increased by 7 basis points to 0.24% during 2017.  Similarly, the average rate paid on the subordinated debt assumed in the acquisition of Bankshares increased by 56 basis points to 5.50% in 2017.  The interest rate paid on the subordinated debt adjusts quarterly in conjunction with the three month London Interbank Offered Rate (LIBOR) plus 2.95%, which steadily increased during 2017 as short-term interest rates increased.  The stated interest rate on the subordinated debt was 4.31% at December 31, 2017.  The difference between the stated interest rate and the average rate expensed by Premier is a result of a lower carrying value of the debt due to the remaining unamortized fair value adjustment recorded as a result of the acquisition of Bankshares on January 15, 2016.  Reported interest expense on the subordinated debt includes the periodic amortization of the fair value adjustment.  The average rate paid on Premier's other borrowings increased by only 1 basis point to 4.13% due to their fixed rate features and a steady decrease in the average outstanding borrowings due to prepayments of principal and a scheduled balloon payment in May of 2017.  The average rate paid on the FHLB borrowings assumed in the acquisition of Bankshares was 6.33% in 2016, which included minor amounts of prepayment penalties.  All FHLB borrowings were repaid in 2016, so no interest expense was recorded in 2017 related to long-term FHLB borrowings.  The net result on all interest-bearing liabilities was to decrease the average rate paid by 1 basis point to 0.45% in 2017, down from the 0.46% paid in 2016

The 2 basis point decrease in the rate paid on interest-bearing liabilities in 2016 was primarily the result of a 3 basis point decrease in the average rate paid on certificates of deposit and other time deposits, which made up 36.6% of total average interest bearing liabilities in 2016.  The average rate paid on interest bearing NOW and money market deposits decreased by 1 basis point to 0.17%.  Contrary to this trend, the average rate paid on savings accounts increased by 10 basis points to 0.21% in 2016, largely due to the rates paid on the savings deposits obtained in the acquisition of Bankshares.  The average rate paid on short-term borrowings, primarily repurchase agreements with deposit customers, decreased by 5 basis points in 2016 compared to the average

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
December 31, 2017

rate paid in 2015.  The average rate paid on Premier's other borrowings decreased by 17 basis points, largely due to refinancing the total borrowings outstanding at the parent company in August 2015, which not only reduced the rate paid on approximately half of the outstanding borrowings, but also converted the floating rate borrowings to a fixed rate for 60 months.  The average rate paid on the FHLB borrowings assumed in the acquisition of Bankshares was 6.33% in 2016, which included minor amounts of prepayment penalties.  All five advances were prepaid in 2016 in an effort to reduce future interest expense on these high coupon rate, long maturity period advances.  The average rate paid on the subordinated debt assumed in the acquisition of Bankshares was 4.94% in 2016.  The interest rate paid on the subordinated debt adjusts quarterly in conjunction with the three month London Interbank Offered Rate (LIBOR) plus 2.95%, which steadily increased during 2016 as short-term interest rates increased.  The stated interest rate on the subordinated debt was 3.83% at December 31, 2016.  The difference between the stated interest rate and the average rate expensed by Premier is a result of a lower carrying value of the debt due to the remaining unamortized fair value adjustment recorded as a result of the acquisition of Bankshares on January 15, 2016.  Reported interest expense on the subordinated debt includes the periodic amortization of the fair value adjustment.  The net result on all interest-bearing liabilities was to decrease the average rate paid by 2 basis points to 0.46% in 2016, down from the 0.48% paid in 2015.

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

Due to alternative sources of investment and an ever increasing sophistication of customers in funds management techniques to maximize return on their money, competition for funds is increasingly more intense every year.  Competition has been and will continue to be further intensified as the Federal Reserve Board of Governors increases its targeted federal funds rate, now at 1.50%, thereby increasing short-term interest rates.  Other financial institutions that compete in local markets with Premier that have a need to increase liquidity offer special above market rate deposit products to attract additional funds.  Premier's banks periodically offer special rate products to retain their deposit base or attract additional deposits.

Premier's deposits, on average, increased by $4.9 million, or 0.4%m in 2017 following a $179.6 million, or 16.5%, increase in 2016 from 2015 average deposits.  The increase in 2017 is largely due to increases in noninterest-bearing deposits, NOW and money market deposits, and savings deposits.  These increases more than offset a decrease in average certificates of deposit.  Average certificates of deposit decreased by $18.8 million, or 5.1%, in 2017 as the competition for these funds from other investment opportunities intensified in 2017 as short-term interest rates

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
December 31, 2017

steadily increased throughout the year.  However, average NOW and money market deposits increased by $7.0 million, or 1.9%, in 2017 even though the average rate paid remained unchanged from the average rate paid in 2016.  Average savings deposits increased by $5.3 million, or 2.3%, in 2017 even as the average rate paid declined by 1 basis point from the average rate paid in 2016.  Competion for these kinds of deposit accounts has remained relatively unchanged as most competitor banks still offer lower interest rates on these deposits.  Lastly, average noninterest-bearing deposits increased by $11.4 million, or 3.7%, in 2017, as Premier continues to offer updated competive features on its retail and commercial checking accounts.

The increase in average deposits in 2016 was largely due to the acquisition of Bankshares, which added approximately $190.9 million in average deposits during 2016.   Otherwise, average deposits decreased by $11.3 million, or 1.0%, in 2016.  In 2016 average certificates of deposit increased by $16.1 million, or 4.6%, largely due to $43.8 million of average CD's assumed in the acquisition of Bankshares.  Otherwise, average certificates of deposit decreased by $27.7 million, or 7.9%, as customers continued to retain their maturing certificate of deposit funds in interest bearing transaction accounts rather than extend their deposit maturities at then current low certificate of deposit rates.  Additionally, average NOW and money market deposits increased by $60.7 million, or 20.2%, largely due to the $60.9 million of average NOW and money market deposits assumed in the acquisition of Bankshares.  Otherwise, average NOW and money market deposits decreased by $189,000.  Average savings deposits also increased by $64.6 million, or 38.4%, largely due to the $60.4 million acquired from the acquisition of Bankshares.  Otherwise, average savings deposits increased by $4.2 million, or 2.5%.  Lastly, average non-interest bearing deposits increased by $38.2 million, or 14.3%, in 2016 largely due to the $25.8 million of average non-interest bearing deposits assumed in the acquisition of Bankshares.  The remaining $12.4 million, or 4.6%, increase is from normal operations and increases in Premier's customer activity.

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

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
December 31, 2017

The following table provides information on the maturities of time deposits of $100,000 or more at December 31, 2017.

MATURITY OF TIME DEPOSITS $100,000 OR MORE
December 31, 2017
(Dollars in thousands)
Maturing 3 months or less	$47,355
Maturing over 3 months	23,313
Maturing over 6 months	41,589
Maturing over 12 months	65,292
Total	$177,549

Other funding sources for Premier include short and long-term borrowings. Premier's short-term borrowings primarily consist of securities sold under agreements to repurchase with commercial, public entity and tax-exempt organization customers.  These are short-term non-FDIC insured deposit-like products that are secured by the pledging of investment securities in Premier's investment portfolio or by purchasing insurance through the Federal Home Loan Bank (FHLB).  Also included in short-term borrowings are federal funds purchased from other banks, borrowings from the FHLB with an original maturity of less than one year and borrowings from the Federal Reserve Bank (FRB) discount window. These short-term borrowings fluctuate depending on near term funding needs and as part of Premier's management of its asset/liability mix.  In 2017, average short-term borrowings decreased by $1.4 million, or 5.2%, largely due to a decrease in average customer repurchase agreements partially offset by a $359,000 increase in short-term borrowings from the FHLB and federal funds purchased from other banks.  In 2016, average short-term borrowings increased by $9.4 million, or 55.2%, partially due to $2.5 million of average short-term borrowings assumed in the acquisition of Bankshares.  Otherwise, short-term borrowings increased $6.9 million, or 40.8%, largely due to a $5.2 million, or 30.7%, increase in average customer repurchase agreements and approximately $1.6 million of average short-term FHLB advances during the year.

Long-term borrowings consist of FHLB borrowings by Premier's Affiliate Banks and other borrowings by the parent holding company or the Banks.  Premier assumed five long-term FHLB advances to First National Bank in the acquisition of Bankshares.  While the borrowings were adjusted to fair value based upon the remaining maturity of the advances, the relatively high interest rate compared to other sources of funding prompted management to prepay all five advances during 2016, incurring minor amounts of prepayment penalties.  The average rate paid on the FHLB borrowings assumed in the acquisition of Bankshares was 6.33% in 2016.  Premier had no other long-term FHLB borrowings in 2015, 2016, or 2017.  Premier uses fixed rate FHLB advances from time-to-time to fund certain residential and commercial loans as well to maximize investment opportunities as part of its interest rate risk management.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
December 31, 2017

Other borrowings at December 31, 2017 consist of a $5.0 million long-term borrowing from First Guaranty Bank at the parent company.  On August 26, 2015, the Company executed and delivered to First Guaranty Bank a Promissory Note and Business Loan Agreement for the principal amount of $12.0 million, bearing interest at a fixed rate of 4.00% per annum and requiring 59 monthly principal payments of $143,000 plus accrued interest and one final principal and interest payment of approximately $3.6 million due on August 26, 2020.  The Promissory Note is secured by the pledge of 25% of Premier's interest in Premier Bank, Inc. (a wholly owned subsidiary) under a Commercial Pledge Agreement dated August 26, 2015.  The proceeds of this note were used to refinance a variable rate $4.5 million balance plus accrued interest due under Premier's previous Promissory Note to First Guaranty  Bank, bearing a then current minimum interest rate of 4.00% per annum; pay off the remaining $5.4 million balance plus accrued interest due to Bankers' Bank of Kentucky ("Bankers' Bank") under a variable interest rate Term Note dated September 8, 2010, bearing a then current minimum interest rate of 4.50% per annum; and to pay the remaining $2.0 million balance plus accrued interest due on Premier's $5.0 million Line of Credit with Bankers' Bank, bearing a then current minimum interest rate of 4.50% per annum.  The lower rate on the new borrowing helped to reduce the average rate paid on other borrowings by 17 basis points to 4.12% in 2016 and by 8 basis points to 4.29% in 2015.  The average rate paid on other borrowings was 4.13% in 2017.

At December 31, 2016, other borrowings consisted of the long-term borrowing at the parent company described above, which had an outstanding balance of $8.6 million, and a $259,000 long-term borrowing initiated by Gassaway and assumed by Premier Bank in the Gassaway purchase.  The borrowing by Gassaway was for the purchase of its Flatwoods branch site location under a seller financed note bearing a fixed interest rate of 5.62% with monthly payments of $4,000, including principal and interest, and a $249,000 balloon payment at maturity on May 9, 2017.  The borrowing by Gassaway was paid at maturity on May 9, 2017.

In 2015, Premier borrowed $4.0 million on its line of credit with the Bankers' Bank to facilitate the purchase of the Warrant from the U.S. Treasury.  Premier repaid $2.0 million of this borrowing out of its operating funds but refinanced the remaining $2.0 million along with the $12.0 million borrowing from First Guaranty Bank described above.  In an effort to reduce the interest costs on its other borrowed funds, Premier has been making additional principal payments on these borrowed funds on a regular basis.  The additional borrowing partially offset loan principal payments made during 2015, reducing the average balance of other borrowings by only $1.0 million, or 7.7% in 2015.  In 2016, the monthly principal payments, including payments of additional principal, reduced the average balance of other borrowings by $1.8 million, or 15.3%.  In 2017, Premier stepped up its additional principal reduction payments at the parent and also paid off the borrowing by Gassaway at its maturity on May 9, 2017.  As a result, the average balance of other borrowings decreased by $3.0 million, or 30%, in 2017.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
December 31, 2017

Premier also maintains lines of credit with both First Guaranty Bank ($3.0 million) and Bankers' Bank ($5.0 million) for unforeseen funding needs that may occur.   The lines of credit are secured and covered by each lender's Commercial Pledge Agreements, respectively.  As discussed above, Premier borrowed $4.0 million on its line of credit with Bankers' Bank to facilitate the purchase of the Warrant in May 2015.  The $4.0 million borrowing was repaid during 2015 using $2.0 million of operating funds and refinancing the remaining $2.0 million in the First Guaranty Bank loan in August 2015.  Premier did not draw on these lines of credit in 2016 or 2017.  For more information on other borrowings, see Note 12 to the consolidated financial statements.

On May 13, 2010, Premier executed a six-year data processing agreement with Fidelity Information Services, Inc. and its affiliates ("FIS") located in Jacksonville, Florida.  The agreement covers Premier's core data processing, item processing, internet banking services, network services, customer authentication services and electronic funds transfer services.  Beginning in May 2011 and concluding in September 2011, Premier and FIS converted each of the subsidiary (or former subsidiary) bank's systems to the FIS "Horizon" platform.  It was during this process that the data systems of the five subsidiary banks that merged to form Premier Bank, converted and combined into one system. On March 31, 2017, Premier executed a five-year extension of its data processing agreement with FIS.   The extension agreement became effective on April 1, 2017 and continues to cover Premier's core data processing, item processing, mobile and internet banking services, network services, customer authentication services, and electronic funds transfer services.  The data processing agreement shall remain in effect until March 31, 2022 and provides for automatic five-year extensions after that date.  Based upon the average billings for services rendered during the last three months of 2017, the estimated payments to FIS for these services under the remainder of the existing contracts will be approximately $3.2 million in 2018 Actual results may vary depending upon the number and type of accounts actually processed and future customer activity including additional customers via any other acquisitions.

In addition to leasing the Company's headquarters in Huntington, West Virginia, the Washington Division main office and branch locations of Premier Bank in and around the Washington DC metro area are all leased under various non-cancelable operating leases. The Affiliate Banks also lease branch facilities in West Hamlin, Rock Cave and Burnsville, West Virginia; and Vanceburg, Kentucky. These non-cancelable operating leases are subject to renewal options under various terms. Some leases provide for periodic rate adjustments based on cost-of-living index changes.  The leases have terms ranging from 2018 through 2024.  Future minimum payments under the operating leases are included in the table below.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
December 31, 2017

PAYMENTS DUE ON CONTRACTUAL OBLIGATIONS
December 31, 2017
(Dollars in thousands)
	Total	Less than one year	1-3 years	3-5 years	More than five years

Total deposits	$1,272,675	$1,143,464	$94,195	$35,016	$-
Repurchase agreements	23,310	23,310	-	-	-
Other borrowed funds	5,000	1,716	3,284	-	-
Subordinated debentures *	6,186	-	-	-	6,186
Operating lease obligations	6,089	1,073	2,054	1,979	983
Data and item processing contracts**	13,936	3,216	6,432	4,288	-
Total	$1,327,196	$1,172,779	$105,965	$41,283	$7,169
* The contractual obligation of the subordinated debenture differs from the carrying value on the balance sheet at December 31, 2017 due to the remaining unamortized fair value adjustment recorded as a result of the acquisition of Bankshares on January 15, 2016.
** Data and item processing contractual obligations are estimated using the average billing for the last three months of 2017.

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

The earnings simulation model uses assumptions, maturity patterns, and reinvestment rates provided by Premier and forecasts the effect of instantaneous movements in interest rates from 100 (1.00%) and 400 (4.00%) basis points, but never below zero.  The most recent earnings simulation model using the most likely interest rate forecast projects that net interest income would increase by approximately 1.8% over the projected stable rate net interest income if interest rates rise by 100 basis points over the next year. Conversely, the simulation projects an approximate 2.6% decrease in net interest income if interest rates fall by 100 basis points over the next year. Within the same time frame, but assuming a 200 basis point movement in interest rates, the simulation projects that net interest income would increase by 2.3% over the projected stable rate net interest income in a rising rate scenario and would decrease by 5.0% in a falling rate scenario.  Under both the 100 and 200 basis point simulations, the percentage changes in net interest income are within Premier's ALCO guidelines.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
December 31, 2017

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

The following table presents summary information about the simulation model's interest rate risk measures and results.

	Year-end 2017	Year-end 2016	ALCO Guidelines

Projected 1-year net interest income
-100 bp change vs. base rate	-2.6%	-2.7%	5%
+100 bp change vs. base rate	1.8%	2.2%	5%
Projected 1-year net interest income
-200 bp change vs. base rate	-5.0%	-3.9%	10%
+200 bp change vs. base rate	2.3%	4.1%	10%

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

Premier generated $20.4 million of cash from operations in 2017, which compares to $18.0 million in 2016 and $16.8 million in 2015.  Total cash from operations along with proceeds from the sale and maturity of securities and the repayment of loans were used to purchase securities, satisfy deposit withdrawals, fund new loans and reduce outstanding debt during all three years.  In 2015, $472,000 of cash was used in investing activities, primarily as $66.9 million of cash generated from maturities and calls of investment securities, $24.6 million of cash generated from the repayment of loans outstanding and $4.7 million in proceeds from the sale of OREO were used to purchase $95.6 million of investment securities.  In 2016, $9.1 million of additional cash was generated from investing activities, as $82.3 million of cash generated from maturities and

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
December 31, 2017

calls of investment securities, $1.6 million in proceeds from the sale of OREO, $2.1 million from maturity of time deposits with other banks and $11.9 million of cash and cash equivalents received as a result of the acquisition of Bankshares, were used, in part, to fund $43.9 million of new loans and purchase $44.8 million of debt securities for the investment portfolio.  In 2017, $25.3 million of cash was used in investing activities, primarily as $65.8 million of cash generated from maturities and calls of investment securities and $4.6 million in proceeds from the sale of OREO were used to purchase $57.2 million of investment securities and fund $36.8 million of new loans.

In 2017, Premier used the $20.4 million of cash from operations plus a portion of the $104.7 million of cash and cash equivalents on hand to satisfy the $25.3 million of cash used in investing activities, fund $6.7 million of deposit withdrawls and $510,000 of customer repurchase agreement withdrawals, reduce outstanding borrowings by $3.9 million, and pay $6.4 million of common stock dividends during the year.  In 2017, Premier also received $317,000 from the exercise of employee stock options.  Overall, these activities reduced Premier's cash and cash equivalents by $22.1 million during the year.  In 2016, Premier used the $18.0 million of cash from operations, the $9.1 million of additional cash generated from investing activities and $14.0 million of cash received from an increase in deposit balances to pay $2.4 million in principal on other borrowings, fully repay the $1.3 million of long-term FHLB advances assumed in the acquisition First National, and pay $5.9 million of common stock dividends.  Also in 2016, Premier received $751,000 from the exercise of employee stock options and retained $32.2 million of net cash generated from all activities.  In 2015, Premier used the $16.8 million of cash from operations, less the $472,000 of cash used in investing activities, $6.1 million received from increases in repurchase agreements, $4.0 million borrowed on its line of credit and $222,000 received from the exercise of employee stock options to satisfy $14.8 million of deposit withdrawals, pay $4.6 million of common stock dividends and purchase the common stock warrant from the U.S. Treasury for approximately $5.7 million.  Also in 2015, Premier paid $4.5 million in principal payments on other borrowed funds and refinanced $11.9 million of debt outstanding.

At December 31, 2017, the parent company had $7.9 million in cash held with its subsidiary banks.  This balance, along with cash dividends expected to be received from its subsidiaries, is sufficient to cover the operating costs of the parent, service its existing debt and pay dividends to common shareholders.  During 2017 the parent company generated $11.2 million of cash from operations and received $317,000 from the exercise of employee stock options.  The proceeds were used to pay $3.6 million in principal payments on long-term borrowings, fund $6.4 million of dividends paid to common shareholders, invest $250,000 in an unconsolidated non-bank subsidiary and make additional fixed asset purchases.  During 2016, the parent company generated $9.0 million of cash from operations, received $25,000 from the acquisition of Bankshares' parent company, and received $751,000 from the exercise of employee stock options.  The proceeds were used to pay $2.4 million in principal payments on long-term borrowings, fund $5.9 million of dividends paid to common shareholders, and make additional fixed asset purchases.  During 2015, the parent company generated $11.9 million of cash from operations, borrowed $4.0 million on its line of credit, borrowed $11.9 million to refinance its outstanding borrowings at a fixed rate and received $222,000 from the exercise of employee stock options.  These proceeds were used to purchase the common stock warrant for $5.7 million, repay $2.4 million in principal payments on long-term borrowings, pay down the line of credit by $2.0 million, refinance $11.9 million of floating rate borrowings outstanding, fund $4.6 million of dividends paid to common shareholders, and make additional fixed asset purchases.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
December 31, 2017

Capital Resources

Premier's consolidated average equity-to-asset ratio increased to 12.18% during 2017, an increase from the 11.78% ratio during 2016 and the 11.67% ratio during 2015.  The ratios for all three years are considered adequate for a bank holding company of Premier's size and complexity.  The increase in the ratio for 2017 was largely the result of the strong earnings performance contributing additional average equity to the Company without a significant increase in average total assets during the year.  Average equity increased in 2017 largely due to the retention of $8.4 million of 2017 net income.  The increase in the ratio for 2016 was largely the result of a slightly higher increase in average equity compared to the increase in average assets during the year.  The increase in average assets was largely due to the acquisition of Bankshares in January 2016 as well as asset growth from internal operations.  Average equity increased in 2016 from the retention of $6.2 million of 2016 net income and the issuance of $22.0 million of equity in the acquisition of Bankshares.  The decrease in the average equity-to-asset ratio in 2015 was the result of an increase in average assets for the year coupled with a decrease in average equity.  The increase in average assets was largely due to the full year inclusion of assets from the purchase of Gassaway compared to only the nine months in 2014 since the April 4, 2014 acquisition date.  Average equity decreased in 2015, largely due to the full redemption of Premier's Series A Preferred Stock in 2014, which had added approximately $9.4 million of average equity during 2014.  Also reducing average equity during 2015 was the purchase of the common stock Warrant issued to the U.S. Treasury as part of participation in the TARP program.  Premier purchased the Warrant for $5,675,000 on May 6, 2015, which reduced average equity by approximately $3.7 million in 2015.  Partially offsetting these two decreases in average equity was the generation of $7.9 million of retained net income.

The Federal Reserve's risk-based capital guidelines and leverage ratio measure the capital adequacy of banking institutions. The risk-based capital guidelines weight balance sheet assets and off-balance sheet commitments by prescribed factors relative to credit risk, thus eliminating disincentives for holding low risk assets and requiring more capital for holding higher risk assets.  At year-end 2017, Premier's total regulatory capital to risk adjusted asset ratio was 15.56%, compared to 14.95% at December 31, 2016 and 14.70% at December 31, 2015.  All three of these ratios are well above the minimum level of 8.0% prescribed for bank holding companies of Premier's size.  The total regulatory capital to risk adjusted asset ratio increased in 2017 as a 6.1% increase in total regulatory capital exceed the 1.9% increase in risk-weighted assets at the end of 2017.  The total regulatory capital to risk adjusted asset ratio increased slightly in 2016 as a 26.9% increase in total regulatory capital exceeded the 23.7% increase in risk-weighted assets at the end of 2016.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
December 31, 2017

The leverage ratio is a measure of total tangible equity to total tangible assets, net of any related deferred taxes as permitted.  Premier's leverage ratio at December 31, 2017 was 10.67%, compared to 10.11% at December 31, 2016 and 9.40% at December 31, 2015.  All three of these ratios are above the 4.0% to 5.0% ratios recommended by the Federal Reserve.  The leverage ratio increased at December 31, 2017 largely due to a 5.7% increase in total tangible equity compared to only a 0.1% increase in total tangible assets compared to year-end 2016.  The leverage ratio increased at December 31, 2016 largely due to a 20.9% increase in total tangible equity plus the inclusion of $6.0 million of qualifying subordinated debentures in the Company's regulatory Tier 1 Capital calculation at December 31, 2016.  These percentage increases in Tier 1 Capital exceed the 20.5% increase in total tangible assets at December 31, 2016 compared to year-end 2015.  Premier's capital ratios are the direct result of management's desire to maintain a strong capital position.  This strong capital position tends to have a dampening effect on the key performance ratio Return on Average Equity (ROE) due to the higher level of capital maintained.  Additional information on Premier's capital ratios and the capital ratios of its banks may be found in Note 21 to the consolidated financial statements.

Beginning January 1, 2015, the standard for minimum regulatory Tier I risk-based capital ratio the Affiliate Banks must maintain in order to be considered well capitalized under the regulatory framework for prompt corrective action increased from 6.00% to 8.00%.  As shown in the table in Note 21 to the consolidated financial statements regarding stockholders' equity, the Tier 1 risk-based capital ratios of the Affiliate Banks at December 31, 2017 and 2016 exceed the new standard.  Also beginning January 1, 2015, a new measure of capital adequacy has been added for the Affiliate Banks to be considered well capitalized.  The Common Equity Tier 1 Risk-based Capital Ratio, or CET1 Ratio, restricts the capital to be included in the ratio to common stockholders' equity and requires a minimum ratio of 6.50% of risk-weighted assets for a bank to be considered well capitalized under the regulatory framework for prompt corrective action.  The regulatory Tier 1 capital of the Affiliate Banks at December 31, 2017 and 2016 are 100% common stockholders' equity and therefore there was no adverse impact from the implementation of the new capital ratio.  The regulatory Tier 1 capital of Premier was also 100% common stockholders' equity at December 31, 2015.  However, as part of the acquisition of Bankshares, Premier assumed $6,186,000 of junior subordinated debentures ("Debentures") issued to FNB Capital Trust One ("Trust"), a statutory business trust formed by Bankshares on February 26, 2004.  The Debentures were issued to Trust in exchange for ownership of all of the common equity of Trust and the proceeds of mandatorily redeemable securities sold by Trust to third party investors ("Capital Securities").  The Debentures held by Trust may be included in the Tier 1 capital of Premier (with certain limitations applicable) under current regulatory guidelines and interpretations.  At December 31, 2017 and December 31, 2016, Premier's Tier 1 capital included $6.0 million of the Debentures.  The $6.0 million of qualifying Tier 1 capital is excluded from Premier's CET1 Ratio as it is not considered a part of the Company's common stockholders' equity.  However, as shown in the table below, Premier's CET1 ratio at December 31, 2017 was 13.90% and 13.40% at December 31, 2016, well in excess of the 6.50% required to be considered well-capitalized.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
December 31, 2017

Beginning January 1, 2016 an additional capital conservation buffer has been added to the minimum regulatory capital ratios under the regulatory framework for prompt corrective action.  The capital conservation buffer will be measured as a percentage of risk weighted assets and will be phased-in over a four year period from 2016 thru 2019.  When fully implemented, the capital conservation buffer requirement will be 2.50% of risk weighted assets over and above the regulatory minimum capital ratios for Tier 1 Capital to risk weighted assets, Total Capital to risk weighted assets and Common Equity Tier 1 Capital (CET1) to risk weighted assets.  The consequences of not meeting the capital conservation buffer thresholds include restrictions on the payment of dividends, restrictions on the payment of discretionary bonuses, and restrictions on the repurchase of common shares by the Company.  As shown in the table in Note 21 to the consolidated financial statements regarding stockholders' equity, the capital ratios of the Affiliate Banks and the Company already exceed the new minimum capital ratios plus the fully phased-in 2.50% capital buffer requiring a CET1 Capital to risk-weighted asset ratio of at least 7.00%, a Tier 1 Capital to risk weighted assets ratio of at least 8.50% and a Total Capital to risk weighted assets ratio of at least 10.50%.  At December 31, 2017, the Company's capital conservation buffer was 7.56%, well in excess of the 1.250% required.

Additional information on the capital position of Premier is included in the following table.

SELECTED CAPITAL INFORMATION
(Dollars in thousands)
	As of December 31
	2017	2016	Change

Stockholders' Equity	$183,355	$174,184	$9,171
Disallowed amounts of goodwill and other intangibles	(34,955)	(33,442)	(1,513)
Deferred tax assets from NOL and tax credit carryforwards	(404)	(640)	236
Unrealized (gain) loss on securities available for sale	2,073	1,922	(151)
Common Equity Tier 1 capital	$150,069	$142,024	$8,045

Deferred tax assets from NOL and tax credit carryforwards	(101)	(427)	326
Qualifying subordinated debt	6,000	6,000	-
Tier 1 capital	$155,968	$147,597	$8,371

Tier 2 capital adjustments
Allowable amount of the allowance for loan losses	12,104	10,836
Total capital	$168,072	$158,433

Total risk-weighted assets	$1,080,008	$1,059,734

Ratios
CET1 capital to risk-weighted assets	13.90%	13.40%
Tier 1 capital to risk-weighted assets	14.44%	13.93%
Total capital to risk-weighted assets	15.56%	14.95%
Leverage	10.67%	10.11%
Capital conservation buffer	7.56%	6.95%

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
December 31, 2017

The primary source of funds for dividends paid by Premier is the dividends received from its subsidiary banks. Banking regulations limit the amount of dividends that may be paid without prior approval of the regulatory agencies. Under these regulations, the amount of dividends that may be paid without prior approval in any calendar year is limited to the current year's net profits, as defined, combined with the retained net profits of the preceding two years, subject to regulatory capital requirements and additional restrictions more fully described in Note 21 to the consolidated financial statements.  During 2018, the Affiliate Banks could, without prior approval, declare and pay to Premier dividends of approximately $7.7 million plus any 2018 net profits retained through the date of declaration.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
December 31, 2017

INCOME STATEMENT ANALYSIS

 Net Interest Income

Net interest income, the amount by which interest generated from earning assets exceeds the expense associated with funding those assets, is Premier's most significant component of earnings.  Net interest income on a fully tax-equivalent basis was $57.9 million in 2017, a 6.9% increase over the $54.1 million earned in 2016, following an 11.3% increase in 2016 over the $48.7 million earned in 2015.  When net interest income is presented on a fully tax-equivalent basis, interest income from tax-exempt earning assets is increased by the amount equivalent to the federal income taxes which would have been paid if this income were taxable at the statutory federal tax rate.  In 2017 and 2016 the statutory tax rate was 35% for companies of Premier's size, compared to 34% for 2015.  The increase in net interest income in 2017 is primarily the result of a $3.6 million increase in interest income complemented by a $141,000 decrease in interest expense.  The increase in net interest income in 2016 was primarily the result of the $6.2 million of net interest income generated by the operations of Bankshares, which was acquired on January 15, 2016.  Otherwise, net interest income decreased by $756,000 from Premier's other operations as a decrease in interest income on loans and investments was partially offset by an increase in other interest income and a decrease in interest expense.

As shown in the Rate Volume Analysis table below, in 2017, interest income on loans increased, largely as a result of a higher average volume of loans outstanding in 2017, primarily commercial loans, which added approximately $2,243,000 of additional interest income.  Also increasing interest income on loans in 2017 was an increase in the average yield earned on loans compared to the yield earned during 2016.  The net result was an $3,205,000, or 6.1%, increase in interest income on loans when compared to 2016.  The increase in interest income on loans included approximately $1,628,000 of deferred interest collected and recognized in interest income on loans that fully repaid in 2017, versus approximately $216,000 of similar income recognized on the repayment of non-accrual loans in 2016.  Interest income on investments increased by $134,000 in 2017, primarily as a result of an increase in the average yield earned although on a lower average volume of investments outstanding.  Interest income from federal funds sold increased by $49,000 in 2017, largely due to a 136% increase in the yield earned as well as a 28.8% increase in the average balance outstanding during the year.  Interest income from interest-bearing deposits with other banks increased by $196,000 in 2017, as a 141% increase in the yield earned on these deposits added approximately $397,000 of interest income.  However, the lower average balance of bank deposits outstanding during the year partially offset this increase from the higher yield during the year.  As shown in the table below, interest expense on deposits decreased in total by $29,000, or 0.7%, in 2017, largely due to interest expense savings on certificates of deposit and savings accounts.  Interest expense decreased by $146,000 as a result of a lower average volume of certificates of deposit.  This decrease was substantially offset by a $110,000 increase in interest expense resulting from a 3 basis point higher average rate paid on certificates of deposit in 2017.  Interest expense on saving account deposits decreased by $12,000 in 2017, as $23,000 of interest savings from a 1 basis point lower average rate paid was partially offset by $11,000 of additional interest expense from the higher average outstanding balance of

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
December 31, 2017

savings account deposits in 2017.  Interest expense on NOW and money market accounts increased by $19,000 in 2017, largely due to an increase in the average volume of NOW and money market deposits in 2017.  Premier also realized a $16,000 increase in interest expense on its short-term borrowings, largely due to a higher rate paid on these borrowings during 2017 although on a slighly lower average balance outstanding during the year.  Premier realized $124,000 of interest expense savings on its fixed rate other borrowed funds due to scheduled principal payments and additional principal prepayments during the year.  Premier's interest expense on its variable rate subordinated debt increased by $39,000 in 2017, largely due to increases in short-term interest rates during the year.  Lastly, Premier realized a $43,000 reduction in interest expense on long-term FHLB borrowings in 2017 as all outstanding borrowings were repaid during the prior year.  The combined effect of the increase in interest income and the decrease in interest expense was to increase fully tax-equivalent net interest income by $3,755,000 in 2017.

As shown in the Rate Volume Analysis table below, in 2016, net interest income increased as an increase in interest earned on loans, investments and deposits with other banks more than offset an increase in interest expense on deposits, FHLB borrowings and subordinated debt.  Interest income on loans increased primarily as a result of a higher average volume of loans outstanding in 2016 resulting largely from the acquisition of Bankshares, but also due to internal loan growth as discussed previously.  The increase was partially offset by a decrease in the average yield earned on loans compared to the yield earned during 2015.  The net result was a $5.1 million increase in interest income on loans when compared to 2015, of which $6.3 million can be attributed to loans acquired from the acquisition of Bankshares.  The increase in interest income on loans resulting from internal loan growth was more than offset by a decrease in the average yield on the portfolio resulting from lower yields on loan originations and renewals, interest income reversed as a result of placing loans on non-accrual in 2016 and a $513,000 decrease in the amount of deferred interest collected and recognized in interest income on non-accrual loans that fully repaid in 2016 versus the amount recognized on the repayment of non-accrual loans in 2015.  Interest income on investments increased in 2016, primarily as a result of the increase in investment portfolio resulting from the acquisition of Bankshares.  Partially offsetting this increase was a decrease in investment income from a lower average yield earned on the portfolio of securities in 2016.  The acquisition of Bankshares added approximately $76.6 million of average investments in 2016.  However, the overall yield decreased by 31 basis points largely due to the lower average yield of the Bankshares investment portfolio and lower reinvestment rates on maturing securities during 2016.  The combined result was a $716,000 increase in interest income on investments when compared to 2015.  Interest income on deposits with banks increased by $221,000 in 2016, largely due to an increase in yields earned on these highly liquid funds in 2016 primarily as a result of Federal Reserve Board of Governors decision to increase the federal funds target rate by 25 basis points in December 2015.  Also, as shown in the table below, interest expense on deposits increased in total by $402,000 in 2016, largely due to the increase in average balance of deposits resulting from the acquisition of Bankshares, but also due to an increase in the rate paid on savings deposits, also resulting from the savings deposits assumed in the acquisition of Bankshares.  The $402,000 increase in interest expense on deposits includes $733,000 of additional interest expense on deposits from the acquisition of Bankshares.  Excluding the interest on the deposits from the acquisition of Bankshares, interest expense on

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
December 31, 2017

deposits would have decreased by $331,000, or 9.5%, from 2015.  Interest expense increased by $125,000 as a result of a higher average volume of certificates of deposit in 2016 which was largely due to the volume of certificates of deposits from the acquisition of Bankshares.  However, interest expense decreased by $108,000 due to a lower overall average rate paid on those deposits in 2016.  Interest expense on NOW and money market accounts increased by $102,000 as a result of a higher volume of these deposits which was, again, partially offset by a $29,000 decrease in interest expense due to a slightly lower average rate paid on those deposits in 2016.  Interest expense on savings accounts increased by $87,000 as a result of a higher volume of deposits outstanding; furthermore, due to a higher average rate paid on those deposits in 2016, interest expense increased by $225,000.  The increase in these average balances was mainly due to the deposits assumed from the acquisition of Bankshares.  Interest expense on short-term borrowings increased slightly as an increase in interest expense resulting from a higher volume of these borrowings in 2016 was partially offset by interest savings from a lower average rate paid.  Premier also incurred additional interest expense in 2016 as a result of assuming approximately $1.4 million of long-term FHLB borrowings and $6.2 million of subordinated debt from the acquisition of Bankshares.  The five individual FHLB borrowings were prepaid by Premier during 2016, which included minor amounts of prepayment penalties also recognized as interest expense during the year.  The subordinated debt was issued to FNB Capital Trust One ("Trust"), a statutory business trust formed by Bankshares on February 26, 2004.  The debentures held by Trust may be included in the Tier 1 capital of Premier (with certain limitations applicable) but not in Premier's CET1 capital under current regulatory guidelines and interpretations.  Premier incurred $256,000 of additional interest expense, including monthly amortization of the fair market value purchase adjustment, as a result of retaining the subordinated debt.  Lastly, Premier realized $95,000 of interest expense savings on other borrowed funds, largely due to principal reductions during the year but also due to a lower average rate paid in 2016 resulting from refinancing the borrowings in August 2015.  The combined effect of the increase in interest income partially offset by the increase in interest expense was to increase fully tax-equivalent net interest income by $5.5 million in 2016.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
December 31, 2017

RATE VOLUME ANALYSIS OF CHANGES IN NET INTEREST INCOME
(Dollars in thousands on a tax equivalent basis)
	2017 vs 2016			2016 vs 2015
	Increase (decrease) due to change in			Increase (decrease) due to change in
	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest income*:
Loans	$2,243	$962	$3,205	$7,227	$(2,081)	$5,146
Investment securities	(269)	403	134	1,520	(804)	716
Federal funds sold	9	40	49	(15)	22	7
Deposits with banks	(201)	397	196	(3)	224	221
Total interest income	$1,782	$1,802	$3,584	$8,729	$(2,639)	$6,090

Interest expense:
Deposits
NOW and money market	$12	$7	$19	$102	$(29)	$73
Savings	11	(23)	(12)	87	225	312
Certificates of deposit	(146)	110	(36)	125	(108)	17
Short-term borrowings	(2)	18	16	17	(11)	6
Other borrowings	(129)	5	(124)	(76)	(19)	(95)
FHLB borrowings	(43)	-	(43)	43	-	43
Subordinated debt	9	30	39	256	-	256
Total interest expense	$(288)	$147	$(141)	$554	$58	$612
Net interest income*	$2,070	$1,655	$3,725	$8,175	$(2,697)	$5,478

(*) Fully taxable equivalent using the rate of 35% for 2017 and 2016 and 34% for 2015 Note – Changes to rate/volume are allocated to both rate and volume on a proportional dollar basis

As net interest income dollars increased in 2017, Premier's net interest margin also increased as the yield earned on interest earning assets increased and the average rate paid on interest bearing liabilities decreased slightly.  In 2017, the average yield on Premier's loan portfolio increased 9 basis points to 5.32% from the 5.23% earned in 2016.  Likewise, the average yield earned on the investment portfolio in 2017 increased by 13 basis points to 2.04%, up from the 1.91% earned in 2016.  Due to the cumulative effect of increases in short-term interest rates in 2016 and 2017, the average yield earned on federal funds sold increased by 60 basis points in 2017 to 1.04%.  Similarly, the yield earned on interest-bearing deposits with other banks increased by 97 basis points in 2017 to 1.66%.  The net result on all earning assets was to increase the average yield by 23 basis points to 4.50% in 2017, up from from the 4.27% earned in 2016.  In 2017 Premier tried to maintain the average rate paid on its deposits. Market deposit rates remained fairly consistent throughout the year although the competition for funds increased late in 2017 due to the continued rise in short-term interest rates.  The average rate paid on certificates of deposit increased the most, at 3 basis points to 0.79% in 2017, while the average rate paid on interest bearing NOW and money market remained unchanged at 0.17%.  Contrary to this trend, the average rate paid on savings accounts decreased by 1 basis point to 0.20% in 2017.  Premier continued a plan throughout 2017 lowering the savings rates paid on the savings deposits obtained in the acquisition of Bankshares, but on a gradual basis in an effort to retain as much of

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
December 31, 2017

this low cost funding source as possible.  Due to increases in short-term interest rates, the average rate paid on Premier's short-term borrowings increased by 7 basis points to 0.24% during 2017.  Similarly, the average rate paid on the subordinated debt assumed in the acquisition of Bankshares increased by 56 basis points to 5.50% in 2017.  The interest rate paid on the subordinated debt adjusts quarterly in conjunction with the three month London Interbank Offered Rate (LIBOR) plus 2.95%, which steadily increased during 2017 as short-term interest rates increased.  The stated interest rate on the subordinated debt was 4.31% at December 31, 2017.  The difference between the stated interest rate and the average rate expensed by Premier is a result of a lower carrying value of the debt due to the remaining unamortized fair value adjustment recorded as a result of the acquisition of Bankshares on January 15, 2016.  Reported interest expense on the subordinated debt includes the periodic amortization of the fair value adjustment.  The average rate paid on Premier's other borrowings increased by only 1 basis point to 4.13% due to their fixed rate features and a steady decrease in the average outstanding borrowings due to prepayments of principal and a scheduled balloon payment in May of 2017.  The average rate paid on the FHLB borrowings assumed in the acquisition of Bankshares was 6.33% in 2016, which included minor amounts of prepayment penalties.  All FHLB borrowings were repaid in 2016, so no interest expense was recorded in 2017 related to long-term FHLB borrowings.  The net result on all interest-bearing liabilities was to decrease the average rate paid by 1 basis point to 0.45% in 2017, down from the 0.46% paid in 2016.  Due to the 23 basis point increase in the average yield earned and the 1 basis point decrease in the average rate paid, Premier's net interest spread increased by 24 basis points.  Similarly, the net interest margin increased by 25 basis points to 4.18% in 2017, up from the 3.93% earned in 2016 and the 4.15% earned in 2015.

While net interest income dollars increased in 2016, Premier's net interest margin decreased as the yields on earnings assets decreased more than the decrease in rates paid on interest bearing liabilities.  In 2016, the average yield on Premier's loan portfolio decreased 23 basis points to 5.23% from the 5.46% earned in 2015.  Likewise, the average yield earned on the investment portfolio in 2016 decreased by 31 basis points to 1.91%.  However, due to increases in short-term interest rates, the average yield earned on federal funds sold increased by 31 basis points and the yield earned on interest-bearing deposits with other banks increased by 38 basis points.  The net result on all earning assets was to decrease the average yield by 22 basis points to 4.27% in 2016, down from the 4.49% earned in 2015.  In 2016 Premier decreased the average rate paid on its deposits by only 2 basis points as market deposit rates remained fairly consistent throughout the year as the competition for funds increased due to the rise in short-term interest rates.  The average rate paid on certificates of deposit decreased the most, at 3 basis points to 0.76% in 2016, while the average rate paid on interest bearing NOW and money market decreased by 1 basis point to 0.17%.  Contrary to this trend, the average rate paid on savings accounts increased by 10 basis points to 0.21% in 2016, largely due to the rates paid on the savings deposits obtained in the acquisition of Bankshares.  Premier began lowering these savings rates throughout the year but on a more gradual basis in an effort to retain as much of this low cost funding source as possible.  Premier was also able to lower the average rate paid on its short-term borrowings, reducing the average rate by 5 basis points to 0.17% during 2016.  The average rate paid on Premier's other borrowings decreased by 17 basis points, largely due to refinancing the

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
December 31, 2017

total borrowings outstanding at the parent company in August 2015, which not only reduced the rate paid on approximately half of the outstanding borrowings, but also converted the floating rate borrowings to a fixed rate for 60 months.  The average rate paid on the FHLB borrowings assumed in the acquisition of Bankshares was 6.33% in 2016, which included minor amounts of prepayment penalties.  All five advances were prepaid in 2016 in an effort to reduce future interest expense on these high coupon rate, long maturity period advances.  The average rate paid on the subordinated debt assumed in the acquisition of Bankshares was 4.94% in 2016.  The interest rate paid on the subordinated debt adjusts quarterly in conjunction with the three month London Interbank Offered Rate (LIBOR) plus 2.95%, which steadily increased during 2016 as short-term interest rates increased.  The stated interest rate on the subordinated debt was 3.83% at December 31, 2016.  The difference between the stated interest rate and the average rate expensed by Premier is a result of a lower carrying value of the debt due to the remaining unamortized fair value adjustment recorded as a result of the acquisition of Bankshares on January 15, 2016.  Reported interest expense on the subordinated debt includes the periodic amortization of the fair value adjustment.  The net result on all interest-bearing liabilities was to decrease the average rate paid by 2 basis points to 0.46% in 2016, down from the 0.48% paid in 2015.  Due to the 22 basis point decrease in the average yield earned exceeding the 2 basis point decrease in the average rate paid, Premier's net interest spread decreased by 20 basis points.  However, due to the larger volume of Premier's interest earning assets when compared to its volume of interest bearing liabilities, the net interest margin decreased by 22 basis points to 3.93% in 2016, down from the 4.15% earned in 2015 and the 4.27% earned in 2014.  Further discussion of interest income is included in the section of this report entitled "Balance Sheet Analysis."

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

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
December 31, 2017

As shown in the table of Non-interest Income and Expense below, total fees and other income increased by $472,000, or 5.8%, in 2017.

Service charges on deposit accounts increased by $327,000, or 8.1%, largely due to an increase in revenue from consumer and business overdraft charges and a slight increase in service charges on consumer deposit accounts.  Premier implemented a more customer friendly overdraft response program in 2017 which has resulted in increase in overall overdraft revenue.  Electronic banking income, which consists of debit and credit card transaction fees, ATM fees and internet banking fees, increased $115,000, or 3.7%, in 2015.  Premier continues to experience an increase in the number of customers who conduct their banking and purchasing electronically, primarily via the use of debit and ATM cards.  Revenue from these activities increased in 2017 due to increases in revenue from debit card transactions and ATM usage fees.  Secondary market mortgage income (commissions and fees earned from originating and selling mortgage loans to third parties in the secondary market) decreased by $11,000, or 5.2%, in 2017 compared to 2016.  Stricter guidelines for originating mortgage loans imposed by the federal government as well as slightly higher long-term mortgage rates have reduced the propensity for customers to refinance their mortgage loans, resulting in lower revenue for the Company.  Other non-interest income increased by $41,000, or 5.2%, in 2017 compared to 2016.  Decreases in checkbook sales, check cashing fees, wire transfer fees, and miscellaneous loan fees unrelated to the origination of loans were more than offset by increases in commission income from the sale of brokerage account services and annuity products.

In 2016, total fees and other income increased by $1,084,000, or 15.3%.  The increase was mainly due to an $895,000 increase in non-interest income from the operations of the six branches of First National acquired in the acquisition of Bankshares, plus a $193,000 increase in non-interest income from Premier's other operations. In 2016, service charges on deposit accounts increased by $365,000, or 10.0%, largely due to a $621,000 increase in service charges from the First National branches.  This increase more than offset a $256,000, or 7.0%, decrease in service charges at Premier's other locations, largely due to a $148,000 decrease in revenue from consumer and business overdraft charges and a $107,000 decrease in revenue from monthly service charges.  Management believes that the downturn in the economy caused customers to more closely manage their deposit funds in an effort to find ways to save money and thus reduced their number of overdrafts.  Electronic banking income, which consists of debit and credit card transaction fees, ATM fees and internet banking fees, increased $454,000, or 16.9%, in 2016, largely due to an increase in electronic banking income from the operations of the First National locations.  Premier continues to experience an increase in the number of customers who conduct their banking and purchasing electronically, primarily via the use of debit and ATM cards.  Revenue from these activities increased in 2016, including a $380,000 increase in revenue from debit card transactions and a $55,000 increase in ATM usage fees.  Secondary market mortgage income (commissions and fees earned from originating and selling mortgage loans to third parties in the secondary market) increased by $75,000, or 54.7%, in 2016 compared to 2015.  The secondary market mortgage income in 2016 was only partially affected by the operations of the First National branches as $65,000 of the increase was generated in Premier's other markets.  Other non-interest income increased by $190,000, or 31.4%, in 2016 largely due to the First National operations.  Increases include checkbook sales, safe deposit box income, credit life commissions, letter of credit fees and loan extension and other miscellaneous fees unrelated to the origination of loans.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
December 31, 2017

In 2016, Premier realized $4,000 in gains on the sales of investment securities compared to none in 2017 and 2015.  The modest gains realized in 2016 were largely the result of the sale of securities to provide additional funding as part of Premier's liquidity and interest rate risk management programs.  Premier did not execute any sales of investment securities in 2017 and 2015, nor did it realize any gains on the call of investment securities in 2017 and 2015.

Just as management continues to evaluate areas where non-interest income can be enhanced, it strives to find ways to improve the efficiency of its operations and utilize the economies of scale of the consolidated entity to reduce its operating costs.  Sometimes the expenses associated with acquisitions, as well as the inefficiency of the operations of acquired organizations, cloud these goals.  Premier's 2017 net overhead ratio, or non-interest expense less non-interest income excluding securities transactions and other similar non-operating transactions to average earning assets, was 2.28%, down from the 2.40% realized in 2016 and the 2.45% realized in 2015.  The actual dollars of net overhead decreased by $1.4 million, or 4.4%, largely due to a $975,000 decrease in non-interest expense and the $472,000 increase in non-interest income detailed above.  In 2016, the actual dollars of net overhead increased by $4.3 million, or 15.0%, largely due to the $3.8 million of net overhead incurred as a result of the acquired operations of First National.  However, the corresponding larger 16.9% increase in average earning assets from the acquisition served to reduce Premier's 2016 net overhead ratio.  Net overhead from Premier's other operations increased by $528,000 or 1.8% in 2016, largely due to a $595,000 increase in staff costs and a $511,000 increase in data processing costs as more fully described below.  For the year 2017, net overhead was $31.6 million compared to $33.0 million in 2016 and $28.7 million in 2015.

Total non-interest expense in 2017 decreased by $975,000, or 2.4%, from 2016 largely due to decreased staff and benefit costs, occupancy and equipment costs, OREO writedowns and expense, FDIC insurance and amortization of intangible assets.  The decrease in these non-interest expenses was partially offset by an increase in professional fees, taxes not on income, and loan collection expenses.  In 2016, non-interest expenses increased by $5,389,000, or 15.1%, from 2015 largely due to increased staff and benefit costs, occupancy and equipment costs, outside data processing, professional fees, and the amortization of intangible assets.  The increase in these non-interest expenses was partially offset by reductions in OREO writedowns and expense as well as FDIC insurance expense.  The increases in 2016 were largely driven by the non-interest expenses associated with the operations of the six branches of First National.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
December 31, 2017

The following table is a summary of non-interest income and expense for each of the years in the three-year period ending December 31, 2017.

NON-INTEREST INCOME AND EXPENSE
(Dollars in thousands)
				Increase (Decrease) Over Prior Year
				2017		2016
	2017	2016	2015	Amount	Percent	Amount	Percent
Non-interest income:
Service charges on deposit accounts	$4,357	$4,030	$3,665	$327	8.11	$365	9.96
Electronic banking income	3,260	3,145	2,691	115	3.66	454	16.87
Secondary market mortgage income	201	212	137	(11)	(5.19)	75	54.74
Other	837	796	606	41	5.15	190	31.35
Total fees and other income	$8,655	$8,183	$7,099	$472	5.77	$1,084	15.27
Investment securities gains	0	4	0	(4)		4
Total non-interest income	$8,655	$8,187	$7,099	$468	5.72	$1,088	15.33

Non-interest expense:
Salaries and wages	$15,595	$15,671	$13,605	$(76)	(0.48)	$2,066	15.19
Employee benefits	3,760	4,134	3,344	(374)	(9.05)	790	23.62
Total staff costs	19,355	19,805	16,949	(450)	(2.27)	2,856	16.85
Occupancy and equipment	5,999	6,266	5,201	(267)	(4.26)	1,065	20.48
Outside data processing	5,173	5,210	4,395	(37)	(0.71)	815	18.54
Professional fees	975	784	664	191	24.36	120	18.07
Taxes, other than payroll, property and income	780	614	591	166	27.04	23	3.89
Amortization of intangibles	974	1,139	853	(165)	(14.49)	286	33.53
OREO gains, losses and expenses, net	1,601	1,826	2,109	(225)	(12.32)	(283)	(13.42)
Loan collection expenses	627	435	403	192	44.14	32	7.94
FDIC insurance	675	840	866	(165)	(19.64)	(26)	(3.00)
Other expenses	4,059	4,274	3,773	(215)	(5.03)	501	13.28
Total non-interest expenses	$40,218	$41,193	$35,804	$(975)	(2.37)	$5,389	15.05

Staff costs decreased by $450,000, or 2.3%, in 2017 versus 2016, largely due to a decrease in employee benefit costs.  Employee benefit costs decreased by $374,000, or 9.1%, in 2017 due to reductions in medical insurance benefit costs, payroll taxes and retirement benefit costs, with approximately half of the savings due to staff reductions at the acquired First National operations. Salary and wages decreased by $76,000, or 0.5%, in 2017 as a portion of the salary savings from the acquired First National operations were offset by normal salary and wage increases of Premier's other operations.  In 2016, staff costs increased by $2,856,000, or 16.9%, in 2016 versus 2015, mainly due to the inclusion of $2,261,000 of staff costs of the employees from First National, as well as an increase in employee benefit costs and normal salary and wage increases from Premier's other operations.  Excluding the increase from First National, employee benefit costs increased by $206,000, or 6.1%, in 2016 as a $191,000 increase in medical insurance benefit costs and a $37,000 increase in retirement benefit costs were partially offset by lower employer payroll taxes.  While management has taken steps to help curtail its medical insurance benefit costs, medical insurance benefit costs could continue to increase until the national medical insurance industry stabilizes after the implementation of new government regulations.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
December 31, 2017

Occupancy and equipment expenses in total decreased by $267,000, or 4.3%, in 2017 compared to 2016.  The savings were largely due to lower depreciation and maintenance costs on information technology equipment related to the acquired operations First National as well as the Bank of Gassaway.  Facility costs were relatively unchanged in 2017 when compared to 2016, as reductions in building depreciation and repair costs were offset by higher rent expense and real estate property taxes.  In 2016, occupancy and equipment expenses in total increased by $1,065,000, or 20.5%, compared to 2015.  Facility costs were $662,000 higher, largely due to a $519,000 increase from operating the six branches of First National, and higher building rent expense on the leased branches in the DC Metro area.  Equipment expense increased by $403,000 in 2016 compared to 2015, largely due $432,000 of equipment expenses related to the operations of the First National locations, plus higher equipment maintenance, equipment repairs, and software subscriptions, partially offset by lower equipment depreciation expense, information technology depreciation expense, and equipment rental expense of Premier's other operations.

Outside data processing expense decreased $37,000, or 0.7%, in 2017 versus 2016, as savings from the acquired First National operations were largely offset by higher costs from Premier's other operations as the Company implements newer electronic banking technologies designed to improve banking convenience for our customers.  In 2016, outside data processing expense increased $815,000, or 18.5%, versus 2015, largely due to increased costs related to the operations of First National, such as data and item processing, electronic banking products such as internet banking, mobile banking and ATM processing expense as well as increases in data line charges networking the First National locations.

Professional fees increased by $191,000, or 24.4%, in 2017 versus 2016, largely due to higher legal fees as well as higher consulting costs related to compliance and other business planning.  In 2016 professional fees increased by $120,000, or 18.1%, versus 2015, largely due to higher audit and loan review expenditures plus higher consulting fees partially offset by lower legal fees.

Taxes not on income increased by $166,000, or 27.0%, in 2017 versus 2016, largely due to higher Kentucky based franchise taxes due to increasing operations in the state.  In 2016, taxes not on income increased by $23,000, or 3.9%, versus 2015 largely due to higher municipal based taxes, higher state based use taxes and higher state based franchise taxes.

Amortization of intangibles decreased by $165,000, or 14.5%, in 2017 versus 2016.  The decrease in 2017 is largely a result of the end of amortization expense related to the acquisition of Adams National Bank in 2009.  In 2016, amortization of intangibles increased by $286,000, or 33.5%, versus 2015.  The increase in 2016 is a result of $455,000 of amortization expense related to the core deposit intangible asset recorded as part of the acquisition of Bankshares, partially offset by the end of amortization expense related to two acquisitions consummated in 2008.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
December 31, 2017

OREO gains, losses and expenses resulted in net expenses of $1,601,000 in 2017 compared to $1,826,000 in 2016 and $2,109,000 of net expenses in 2015.  OREO expense represents the costs to operate, maintain and liquidate Other Real Estate acquired through foreclosure in satisfaction of unpaid loans.  In 2017, OREO gains, losses and expenses decreased by $225,000, or 12.3%, compared to the net expenses recorded in 2016.  Premier realized $207,000 of losses on the sale of OREO in 2017 compared to $27,000 of losses on the sale of OREO in 2016, a $180,000 increase in net expense.  Additional write downs of OREO values in 2017 totaled $667,000 compared to $662,000 in 2016.  Both of these increases in net expenses were more than offset by a $410,000 decrease in the expenses incurred to maintain the Banks' inventory of properties in 2017 while they are on the market to liquidate.  In 2016, OREO gains, losses and expenses decreased by $283,000, or 13.4%, compared to the net expenses recorded in 2015.  Premier realized $27,000 of losses on the sales of OREO compared to $44,000 of gains on the sale of OREO in 2015, a $71,000 increase in net expense.  In addition, the net expenses to maintain the OREO properties increased by $45,000 in 2016.  However, write downs on OREO properties to estimated realizable values decreased by $399,000 in 2016 compared to 2015.

Loan collection expenses increased by $192,000, or 44.1%, in 2017 versus 2016, and increased by $32,000, or 7.9%, in 2016 versus 2015.  Loan collection expenses include attorney fees and other costs associated directly with the collection of a loan, foreclosure on collateral, the immediate liquidation or auction of such collateral, and other expenditures directly related to the collection of a loan.  These expenses can fluctuate from year to year depending on foreclosure and collection activities as well as whether collection efforts are successful and the borrower is required to reimburse the banks for their collection costs incurred.

FDIC insurance expense decreased by $165,000, or 19.6%, in 2017 versus 2016.  The decrease in FDIC insurance expense is largely due to a decrease in the FDIC assessment rates compared to the assessed rates in 2016.  In 2016, FDIC insurance expense decreased by $26,000, or 3.0%, versus 2015.  The decrease in FDIC insurance expense is largely due to a decrease in the FDIC assessment rates compared to the assessed rates in 2015.

Other non-interest expenses totaled $4,059,000 in 2017, a $215,000, or 5.0%, decrease from the $4,274,000 of other non-interest expenses recorded in 2016.  The decrease in other expenses is largely the result of $197,000 of direct conversion expenses related to the First National acquisition incurred in 2016 that were not repeated in 2017.  Other savings include decreases in business development expenses, corporate and blanket bond insurance, travel expenses, losses and shortages, and administrative expenses.  The combined savings in 2017 were partially offset by increases in expenses related to supplies, postage, and shareholder relations.  In 2016, other expenses totaled $4,274,000 in 2016, a $501,000, or 13.3%, increase from the $3,773,000 of other non-interest expenses recorded in 2015.  The increase in other expenses was largely the result of the inclusion of the operations of First National in 2016, including $197,000 of direct conversion expenses.  Increases in other expenses in 2016 include postage and freight, stationary and supplies, courier and armored car, losses and shortages, education and training, shareholder relations, blanket bond insurance, travel expenses, and correspondent bank charges.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
December 31, 2017

An analysis of the allowance for loan losses and related provision for loan losses is included in the Loan Portfolio section of the Balance Sheet Analysis of this report

Applicable Income Taxes

Premier recognized $8.6 million of income tax expense in 2017.  This amount compares to $6.8 million of income tax expense in 2016 and $6.9 million of income tax expense recorded in 2015.  Premier's effective tax rate was 36.7% in 2017, up from the 35.7% reported in 2016 and 2015.  The increase in the effective tax rate in 2017 is largely due to a $145,000 increase in tax expense related to the revaluation of net deferred tax assets as a result of the reduction of the federal corporate income tax rate beginning in 2018.  On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cut and Jobs Act (the "Tax Act"). The Tax Act makes broad and complex changes to the U.S. tax code that affects 2017, including, but not limited to, accelerated depreciation that will allow for full expensing of qualified property. The Tax Act also establishes new tax laws that will affect 2018 and after, including a reduction in the U.S. federal corporate income tax rate from 35% to 21%.  As a result of the reduction of the federal corporate income tax rate, we have revalued our net deferred tax asset, excluding after tax credits, as of December 31, 2017.  Based on this revaluation, we have recorded a net tax expense of $145,000 to reduce our net deferred tax asset balance, which was recorded as additional income tax expense for the year ended December 31, 2017. This charge as well as a $16,000 increase in the deferred tax asset valuation allowance accounted for most of the increase in Premier's effective tax rate in 2017.  Premier's effective tax rate was 35.7% in 2016, consistent with the 35.7% reported in 2015.  All three years consistently reflect similar levels of tax exempt interest income partially offset by non-deductible expenses, as well as similar levels of state income tax expense.

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

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
December 31, 2017

ADOPTION OF NEW ACCOUNTING STANDARDS

In May 2014, FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606). The ASU creates a new topic, Topic 606, to provide guidance on revenue recognition for entities that enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The guidance provides the following steps to achieve the core principle (1) Identify the contract(s) with the customer, (2) Identify the performance obligations in the contract, (3) Determine the transaction price, (4) Allocate the transaction price to the performance obligations in the contract, and (5) Recognize revenue when (or as) the entity satisfies a performance obligation.  Additional disclosures are required to provide quantitative and qualitative information regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new guidance, as amended, is effective for annual reporting periods, and interim reporting periods within those annual periods, beginning after December 15, 2017, including interim periods within those reporting periods.  Management's assessment on revenue recognition by following the five steps resulted in no material changes from the current revenue recognition because the majority of revenues earned by the Company are not within the scope of ASU 2014-09.  The Company adopted Topic 606 as of January 1, 2018 with no material change in how revenues are recognized in the Company's financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.  The ASU makes several targeted improvement modifications to Subtopic 825-10 (1) Require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, (2) Simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment and when an impairment exists, an entity is required to measure the investment at fair value, (3) Eliminate the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (4) Use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (5) Present separately in other comprehensive income the portion of the total changes in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option of financial instruments, (6) Require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying motes to the financial instruments, and (7) Clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets.  This ASU will become effective for the Company for interim and annual periods beginning after December 15, 2017. The adoption of ASU No. 2016-01 is not expected to have a material impact on the Company's financial statements.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
December 31, 2017

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation: Improvements to Employee Share-Based Payment Accounting.  This ASU requires recognition of the income tax effects of share-based awards in the income statement when the awards vest or are settled (i.e., Additional Paid-in-Capital pools will be eliminated). The Company adopted the guidance in this ASU effective for interim and annual reporting periods beginning on January 1, 2017.  The adoption of ASU No. 2016-09 did not have a material impact on the Company's financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments.  This ASU replaces the measurement for credit losses from a probable incurred estimate with an expected future loss estimate, which is referred to as the "current expected credit loss" or "CECL".  The standard pertains to financial assets measured at amortized cost such as loans, debt securities classified as held-to-maturity, and certain other contracts, in which organizations will now use forward-looking information to enhance their credit loss estimates on these assets.  The largest impact will be on the allowance for loan and lease losses.  This ASU will become effective for the Company for interim and annual periods beginning after December 15, 2019, although early adoption is permitted beginning after December 15, 2018. The company has formed a committee to oversee the steps required in the adoption of the new current expected credit loss method.  The committee has selected a third-party vendor to assist in data analysis and modeling as well as the required disclosures.  Management is currently evaluating the impact of the adoption of this guidance on the Company's financial statements.  Upon adoption, an initial cumulative increase in the allowance for loan losses is currently anticipated by management along with a corresponding decrease in capital as permitted by the standard but cannot yet determine the one-time adjustment.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
December 31, 2017

In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.  This ASU amends Topic 220, Income Statement – Reporting Comprehensive Income to permit the reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act and any future change in corporate income tax rates.  The update does not affect the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations.  The Company adopted ASU 2018-02 retroactively to December 31, 2017 as permitted by the guidance.  As required by Topic 220, other comprehensive income includes the change in the market value of securities available-for-sale which was tax-affected using the current 35% federal income tax rate in affect for calendar year 2017.  As a result of the lower 21% corporate federal income tax rate in 2018 enacted by Tax Cuts and Jobs Act on December 22, 2017, the deferred tax asset related to the net unrealized losses on securities available for sale was reduced by $367 with a corresponding charge to reported income tax expense for the calendar year 2017.  As shown in the Statement of Changes in Stockholders' Equity, the Company reclassed the $367 from retained earnings to accumulated comprehensive income on the balance sheet to adjust the stranded tax effects of this adjustment on accumulated comprehensive income, as permitted with the retroactive adoption of ASU 2018-02.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2017

Item 8.  Financial Statements and Supplementary Data

The Company's Financial Statements and related Independent Auditors' Report are presented in the following pages. The financial statements filed in this Item 8 are as follows:

Report of Independent Registered Public Accounting Firm

Financial Statements:
Consolidated Balance Sheets - December 31, 2017 and 2016
Consolidated Statements of Income - Years Ended December 31, 2017, 2016, and 2015
Consolidated Statements of Comprehensive Income - Years Ended
December 31, 2017, 2016, and 2015
Consolidated Statements of Changes in Stockholders' Equity – Years Ended
December 31, 2017, 2016, and 2015
Consolidated Statements of Cash Flows - Years ended December 31, 2017, 2016, and 2015
Notes to Consolidated Financial Statements

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2017

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2017.  In making this assessment, management used the criteria set forth by the 2013 Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, we believe that, as of December 31, 2017, the Company's internal control over financial reporting is effective based on those criteria.

The Company's independent registered public accounting firm, Crowe Horwath LLP, has audited the consolidated financial statements included in this Annual Report on Form 10-K and has also audited the Company's internal control over financial reporting.  Their report is included on pages 97 and 98 of this report.

/s/ Robert W. Walker	/s/ Brien M. Chase
Robert W. Walker, President and	Brien M. Chase, Senior Vice President
Chief Executive Officer	and Chief Financial Officer

Date: March 14, 2018	Date: March 14, 2018

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2017

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

PREMIER FINANCIAL BANCORP, INC.

CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016, and 2015

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

Stockholders and the Board of Directors of
Premier Financial Bancorp, Inc.
Huntington, West Virginia

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Premier Financial Bancorp, Inc. (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three- year period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on the criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM - continued

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Crowe Horwath LLP

We have served as the Company's auditor since 1998.

Louisville, Kentucky
March 16, 2018

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2017 and 2016
(Dollars in Thousands, Except Share Data)

	2017	2016
ASSETS
Cash and due from banks	$40,814	$41,443
Interest bearing bank balances	37,191	55,720
Federal funds sold	4,658	7,555
Cash and cash equivalents	82,663	104,718
Time deposits with other banks	2,582	2,332
Securities available for sale	278,466	288,607
Loans	1,049,052	1,024,823
Allowance for loan losses	(12,104)	(10,836)
Net loans	1,036,948	1,013,987
Federal Home Loan Bank stock, at cost	3,185	3,200
Premises and equipment, net	23,815	24,224
Other real estate owned, net	19,966	12,665
Interest receivable	4,043	3,862
Goodwill	35,371	35,371
Other intangible assets	3,375	4,349
Deferred taxes	485	1,400
Other assets	2,525	1,478
Total assets	$1,493,424	$1,496,193

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Non-interest bearing	$332,588	$319,618
Time deposits, $250,000 and over	63,905	66,378
Other interest bearing	876,182	893,390
Total deposits	1,272,675	1,279,386
Securities sold under agreements to repurchase	23,310	23,820
Other borrowed funds	5,000	8,859
Subordinated debt	5,376	5,343
Interest payable	393	364
Other liabilities	3,315	4,237
Total liabilities	1,310,069	1,322,009

Stockholders' equity
Common stock, no par value; 20,000,000 shares authorized; 10,676,428 shares issued and outstanding in 2017, and 10,640,735 shares issued and outstanding in 2016	110,445	109,911
Retained earnings	74,983	66,195
Accumulated other comprehensive income (loss)	(2,073)	(1,922)
Total stockholders' equity	183,355	174,184
Total liabilities and stockholders' equity	$1,493,424	$1,496,193

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31
(In Thousands, Except Per Share Data)

	2017	2016	2015
Interest income
Loans, including fees	$55,425	$52,228	$47,134
Securities available for sale
Taxable	5,628	5,350	4,866
Tax-exempt	261	332	207
Federal funds sold and other	676	431	204
Total interest income	61,990	58,341	52,411

Interest expense
Deposits	3,855	3,884	3,482
Repurchase agreements and other	33	37	38
FHLB advances and other borrowings	319	466	511
Subordinated Debt	295	256	-
Total interest expense	4,502	4,643	4,031

Net interest income	57,488	53,698	48,380
Provision for loan losses	2,499	1,748	326
Net interest income after provision for loan losses	54,989	51,950	48,054

Non-interest income
Service charges on deposit accounts	4,357	4,030	3,665
Electronic banking income	3,260	3,145	2,691
Secondary market mortgage income	201	212	137
Gain on disposition of securities	-	4	-
Other	837	796	606
	8,655	8,187	7,099
Non-interest expenses
Salaries and employee benefits	19,355	19,805	16,949
Occupancy and equipment expenses	5,999	6,266	5,201
Outside data processing	5,173	5,210	4,395
Professional fees	975	784	664
Taxes, other than payroll, property and income	780	614	591
Write-downs, expenses, sales of other real estate owned, net	1,601	1,826	2,109
Loan collection expenses	627	435	403
FDIC insurance	675	840	866
Amortization of intangibles	974	1,139	853
Other expenses	4,059	4,274	3,773
	40,218	41,193	35,804
Income before income taxes	23,426	18,944	19,349
Provision for income taxes	8,607	6,770	6,903

Net income	$14,819	$12,174	$12,446
Earnings per share:
Basic	$1.39	$1.16	$1.38
Diluted	1.38	1.15	1.35
Dividends per share	0.60	0.56	0.51

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31
(In Thousands, Except Per Share Data)

	2017	2016	2015

Net income	$14,819	$12,174	$12,446

Other comprehensive income (loss):
Unrealized gains (losses) arising during the period	334	(3,446)	(1,779)
Reclassification of realized amount	-	(4)	-
Net change in unrealized gain (loss) on securities	334	(3,450)	(1,779)
Less tax impact	118	(1,207)	(605)
Other comprehensive income (loss):	216	(2,243)	(1,174)

Comprehensive income	$15,035	$9,931	$11,272

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDERS' EQUITY
Years Ended December 31
(In Thousands, Except Per Share Data)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, January 1, 2015	$74,568	$69,719	$1,495	$145,782
Net income	-	12,446	-	12,446
Other comprehensive income (loss)	-	-	(1,174)	(1,174)
Cash dividends paid ($0.51 per share)	-	(4,573)	-	(4,573)
Purchase of warrant	(5,675)	-	-	(5,675)
Stock options exercised	222	-	-	222
Stock based compensation expense	204	-	-	204
Balances, December 31, 2015	69,319	77,592	321	147,232
Net income	-	12,174	-	12,174
Other comprehensive income (loss)	-	-	(2,243)	(2,243)
Cash dividends paid ($0.56 per share)	-	(5,933)	-	(5,933)
10% common stock dividend	17,622	(17,638)	-	(16)
Stock issued to acquire subsidiary, net	22,041	-	-	22,041
Stock options exercised	751	-	-	751
Stock based compensation expense	178	-	-	178
Balances, December 31, 2016	109,911	66,195	(1,922)	174,184
Net income	-	14,819	-	14,819
Other comprehensive income	-	-	216	216
Cash dividends paid ($0.60 per share)	-	(6,398)	-	(6,398)
Reclassify stranded tax effects within AOCI	-	367	(367)	-
Stock options exercised	317	-	-	317
Stock based compensation expense	217	-	-	217
Balances, December 31, 2017	$110,445	$74,983	$(2,073)	$183,355

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31
(In Thousands, Except Per Share Data)

	2017	2016	2015
Cash flows from operating activities
Net income	$14,819	$12,174	$12,446
Adjustments to reconcile net income to net cash from operating activities
Depreciation	1,720	1,934	1,695
Provision for loan losses	2,499	1,748	326
Amortization (accretion), net	1,586	2,624	462
Writedowns (gains) on other real estate owned, net	874	689	1,063
Stock compensation expense	217	178	204
Loans originated for sale	-	-	(1,679)
Secondary market loans sold	-	-	1,941
Secondary market mortgage income	-	-	(38)
Gain on the disposition of securities available for sale	-	(4)	-
Changes in:
Interest receivable	(181)	(102)	57
Deferred income taxes	797	(223)	621
Other assets	(1,047)	(67)	(48)
Interest payable	29	(44)	(113)
Other liabilities	(922)	(938)	(105)
Net cash from operating activities	20,391	17,969	16,832

Cash flows from investing activities
Net change on time deposits with other banks	(250)	2,141	-
Purchases of securities available for sale	(57,223)	(44,835)	(95,606)
Proceeds from maturities and calls of securities available for sale	65,794	82,332	66,927
Proceeds from the sale of securities available for sale	-	47	-
Purchase of FHLB stock	-	-	(76)
Redemption of FHLB stock	15	210	-
Acquisition of subsidiary, net of cash received	-	11,912	-
Net change in loans	(36,792)	(43,868)	24,552
Purchases of premises and equipment, net	(1,382)	(478)	(912)
Improvements to OREO property	-	-	(29)
Proceeds from sales of other real estate owned	4,577	1,636	4,672
Net cash from investing activities	(25,261)	9,097	(472)

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years Ended December 31
(In Thousands, Except Per Share Data)

	2017	2016	2015
Cash flows from financing activities
Net change in deposits	(6,735)	14,048	(14,863)
Net change in agreements to repurchase securities	(510)	(42)	6,114
Repayment of other borrowed funds	(3,859)	(2,433)	(16,376)
Repayment of other FHLB advances	-	(1,262)	-
Proceeds from other borrowings	-	-	15,946
Proceeds from stock option exercises	317	751	222
Purchase of warrant	-	-	(5,675)
Cash in lieu of fractional shares	-	(16)	-
Common stock dividends paid	(6,398)	(5,933)	(4,573)
Net cash from financing activities	(17,185)	5,113	(19,205)

Net change in cash and cash equivalents	(22,055)	32,179	(2,845)

Cash and cash equivalents at beginning of year	104,718	72,539	75,384

Cash and cash equivalents at end of year	$82,663	$104,718	$72,539

Supplemental disclosures of cash flow information:
Cash paid during year for -
Interest	$4,473	$4,686	$4,144
Income taxes paid, net	8,555	7,123	5,946

Non-cash transactions
Loans transferred to real estate acquired through foreclosure	$12,681	$1,950	$5,778
Amount transferred from accumulated other comprehensive income to retained earnings related to changes in future income tax rates	$367
Common stock issued to acquire Bankshares		$22,041

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016, and 2015
(Dollars in Thousands, Except Per Share Data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of Premier Financial Bancorp, Inc. (the "Company" or "Premier") and its wholly-owned subsidiaries:

			Unaudited
			December 31, 2017
Subsidiary	Location	Year Acquired	Total Assets	Net Income
Citizens Deposit Bank & Trust	Vanceburg, Kentucky	1991	$422,849	$4,500
Premier Bank, Inc.	Huntington, West Virginia	1998	1,064,094	12,137
Parent and Intercompany Eliminations			6,481	(1,818)
Consolidated total			$1,493,424	$14,819

All material intercompany transactions and balances have been eliminated.

Nature of Operations:  The subsidiary banks (Banks) operate under state bank charters. The Banks provide traditional banking services to customers primarily located in the counties and adjoining counties in Kentucky, Ohio, West Virginia, Maryland, Washington DC, and Virginia in which the Banks operate.  The state chartered banks are subject to regulation by their respective state banking regulators and the Federal Deposit Insurance Corporation ("FDIC").  The Company is also subject to regulation by the Federal Reserve Board.

Cash Flows:  For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest-earning balances with banks with an original maturity less than ninety days, and federal funds sold.  Net cash flows are reported for loans, deposits, repurchase agreements, and short-term borrowing transactions.

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
December 31, 2017, 2016, and 2015
(Dollars in Thousands, Except Per Share Data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Securities:  The Company classifies its securities portfolio as either securities available for sale or securities held to maturity.  Securities held to maturity are carried at amortized cost.  The Company had no securities classified as held to maturity at December 31, 2017 or 2016.

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
December 31, 2017, 2016, and 2015
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

Concentration of Credit Risk:  Most of the Company's loans located in the Washington, DC and Cincinnati, Ohio metro areas are commercial or commercial real estate loans.  Commercial and commercial real estate loans in these market areas are generally larger in size than in the Company's other markets due to various factors such as higher real estate values and larger business operations. Therefore, the Company's exposure to credit risk is significantly affected by changes in the economy and commercial real estate collateral values in the Washington, DC and Cincinnati metro areas.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016, and 2015
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

Allowance for Loan Losses:  The allowance for loan losses is a valuation allowance for probable incurred credit losses increased by a provision for loan losses charged to expense.  The allowance is an amount that management believes will be adequate to absorb probable incurred losses on existing loans based on evaluations of the collectability of the loans and prior loan loss experience.  The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrowers' ability to pay.  Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged-off.  Loans are charged against the allowance for loan losses when management believes that the collection of principal is unlikely.  Subsequent recoveries, if any, are credited to the allowance.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016, and 2015
(Dollars in Thousands, Except Per Share Data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

A loan is impaired when full payment under the loan terms is not expected.  Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage, consumer, and credit card loans, and accordingly, they are not separately identified for impairment disclosures.  All other loans are evaluated for impairment on an individual basis. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral.  Loans with restructured terms offering a concession to enable a struggling borrower to repay (Troubled Debt Restructurings) are measured at the present value of estimated future cash flows using the loan's effective rate at inception.  If a troubled debt restructuring is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral.  For troubled debt restructurings that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses.

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016, and 2015
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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016, and 2015
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

Construction, land, and land development loans: Construction loans include 1-4 family real estate construction, multifamily housing construction and commercial construction loans.  Land development loans include loans for real estate development projects whereby the primary purpose is infrastructure development, such as road, utilities and site preparation, prior to selling real estate parcels for the construction of dwellings or businesses.  This category also includes loans for other purposes secured by vacant land.

All other loan types:  All other loan types are aggregated together for credit risk evaluation due to the varying nature but small number of the remaining types of loans in the Company's loan portfolio.  Loans in this segment include but are not limited to loans secured by farmland, agricultural loans and loans to tax-exempt entities.

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

Other Real Estate Owned:  Real estate acquired through foreclosure is carried at the lower of the recorded investment in the property or its fair value less estimated costs to sell.  Upon repossession, the value of the underlying loan is adjusted to the fair value of the real estate less estimated costs to sell by a charge to the allowance for loan losses, if necessary, establishing a new cost basis.  If the fair value of the property declines subsequent to foreclosure, a valuation allowance is charged to operating expenses. Parcels of real estate maybe leased to third parties to offset holding period costs. Operating expenses of such properties, net of related income, and gains and losses on their disposition are included in non-interest expenses.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016, and 2015
(Dollars in Thousands, Except Per Share Data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Federal Home Loan Bank ("FHLB") stock:  The Banks are members of the FHLB system.  Members are required to own a certain amount of stock based on the level of available lines of credit, actual borrowings outstanding and other factors, and members may invest in additional amounts.  FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value.  Both cash and stock dividends are reported as income.

Goodwill and Other Intangible Assets:  Goodwill resulting from business combinations prior to January 1, 2009 represents the excess of the purchase price over the fair value of the net assets of businesses acquired.  Goodwill resulting from business combinations after January 1, 2009, is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any non-controlling interests in the acquired company, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date.  Goodwill is not amortized but is assessed at least annually for impairment and any such impairment will be recognized in the period identified.  Impairment is evaluated using the aggregate of all banking operations.  Based upon the most recently completed goodwill impairment test, management concluded the recorded value of goodwill was not impaired as of October 31, 2017 based upon the estimated fair value of the Company's single reporting unit.

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016, and 2015
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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016, and 2015
(Dollars in Thousands, Except Per Share Data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassifications:  Some items in the prior year financial statements were reclassified to conform to the current presentation.  Reclassifications have no effect on prior years' net income or stockholders' equity.

Adoption of New Accounting Standards:
In May 2014, FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606). The ASU creates a new topic, Topic 606, to provide guidance on revenue recognition for entities that enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The guidance provides the following steps to achieve the core principle (1) Identify the contract(s) with the customer, (2) Identify the performance obligations in the contract, (3) Determine the transaction price, (4) Allocate the transaction price to the performance obligations in the contract, and (5) Recognize revenue when (or as) the entity satisfies a performance obligation.   Additional disclosures are required to provide quantitative and qualitative information regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new guidance, as amended, is effective for annual reporting periods, and interim reporting periods within those annual periods, beginning after December 15, 2017, including interim periods within those reporting periods.  Management's assessment on revenue recognition by following the five steps resulted in no material changes from the current revenue recognition because the majority of revenues earned by the Company are not within the scope of ASU 2014-09.  The Company adopted Topic 606 as of January 1, 2018 with no material change in how revenues are recognized in the Company's financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.  The ASU makes several targeted improvement modifications to Subtopic 825-10 (1) Require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, (2) Simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment and when an impairment exists, an entity is required to measure the investment at fair value, (3) Eliminate the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (4) Use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (5) Present separately in other comprehensive income the portion of the total changes in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option of financial instruments, (6) Require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016, and 2015
(Dollars in Thousands, Except Per Share Data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

loans and receivables) on the balance sheet or the accompanying motes to the financial instruments, and (7) Clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets.  This ASU will become effective for the Company for interim and annual periods beginning after December 15, 2017. The adoption of ASU No. 2016-01 is not expected to have a material impact on the Company's financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation: Improvements to Employee Share-Based Payment Accounting.  This ASU requires recognition of the income tax effects of share-based awards in the income statement when the awards vest or are settled (i.e., Additional Paid-in-Capital pools will be eliminated). The Company adopted the guidance in this ASU effective for interim and annual reporting periods beginning on January 1, 2017.  The adoption of ASU No. 2016-09 did not have a material impact on the Company's financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments.  This ASU replaces the measurement for credit losses from a probable incurred estimate with an expected future loss estimate, which is referred to as the "current expected credit loss" or "CECL".  The standard pertains to financial assets measured at amortized cost such as loans, debt securities classified as held-to-maturity, and certain other contracts, in which organizations will now use forward-looking information to enhance their credit loss estimates on these assets.  The largest impact will be on the allowance for loan and lease losses.  This ASU will become effective for the Company for interim and annual periods beginning after December 15, 2019, although early adoption is permitted beginning after December 15, 2018. The company has formed a committee to oversee the steps required in the adoption of the new current expected credit loss method.  The committee has selected a third-party vendor to assist in data analysis and modeling as well as the required disclosures. Management is currently evaluating the impact of the adoption of this guidance on the Company's financial statements.  Upon adoption, an initial cumulative increase in the allowance for loan losses is currently anticipated by management along with a corresponding decrease in capital as permitted by the standard but cannot yet determine the one-time adjustment.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016, and 2015
(Dollars in Thousands, Except Per Share Data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.  This ASU amends Topic 220, Income Statement – Reporting Comprehensive Income to permit the reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act and any future change in corporate income tax rates.  The update does not affect the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations.  The Company adopted ASU 2018-02 retroactively to December 31, 2017 as permitted by the guidance.  As required by Topic 220, other comprehensive income includes the change in the market value of securities available-for-sale which was tax-affected using the current 35% federal income tax rate in effect for calendar year 2017.  As a result of the lower 21% corporate federal income tax rate in 2018 enacted by the Tax Cuts and Jobs Act on December 22, 2017, the deferred tax asset related to the net unrealized losses on securities available for sale was reduced by $367 with a corresponding charge to reported income tax expense for the calendar year 2017.  As shown in the Statement of Changes in Stockholders' Equity, the Company reclassed the $367 from retained earnings to accumulated comprehensive income on the balance sheet to adjust the stranded tax effects of this adjustment on accumulated comprehensive income, as permitted with the retroactive adoption of ASU 2018-02.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016, and 2015
(Dollars in Thousands, Except Per Share Data)

NOTE  2 – ACQUISITION OF FIRST NATIONAL BANKSHARES CORPORATION

Effective at the close of business on January 15, 2016, Premier completed its purchase of First National Bankshares Corporation ("Bankshares"), a $237.3 million single bank holding company headquartered in Ronceverte, West Virginia.  Under terms of an agreement of merger dated July 6, 2015, Premier issued 1.859 shares of its common stock for each share of Bankshares for a total acquisition value of approximately $22.0 million.  Based on the final valuation of the fair value of tangible and intangible assets acquired and liabilities assumed the purchase price resulted in $1.58 million in goodwill, none of which is deductible for tax purposes.  The resulting merger expands Premier's footprint into the Greenbrier Valley of West Virginia and into Covington, Virginia along Interstate 64 with six additional branch locations.  The core deposit intangible asset totaled $3.31 million, none of which is deductible for tax purposes.  The core deposit intangible will be amortized using an accelerated method over an estimated 10 year life.  The following table presents estimated amortization of the Bankshares core deposit intangible as of the acquisition date for each of the first five years and thereafter.

2016	$455
2017	428
2018	364
2019	309
2020	289
Thereafter	1,463
Total core deposit intangible acquired	$3,308

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016, and 2015
(Dollars in Thousands, Except Per Share Data)

NOTE  2 – ACQUISITION OF FIRST NATIONAL BANKSHARES CORPORATION – continued

Net assets acquired via the acquisition are shown in the table below.

First National Bankshares
Cash and due from banks	$11,912
Time deposits with other banks	4,473
Securities available for sale	76,612
Loans, net	132,798
Premises and equipment	5,839
Goodwill and other intangible assets	4,883
Other assets	824
Total assets acquired	237,341

Deposits	(205,174)
Repurchase agreements	(2,168)
FHLB borrowings	(1,347)
Subordinated debt	(5,307)
Other liabilities	(1,304)
Total liabilities assumed	(215,300)
Net assets acquired	$22,041

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

NOTE 3 - RESTRICTIONS ON CASH AND DUE FROM BANKS

Included in cash and due from banks are certain interest bearing and non-interest bearing deposits that are held at the Federal Reserve or maintained in vault cash in accordance with average balance requirements specified by the Federal Reserve Board of Governors. The balance requirement at December 31, 2017 and 2016 was approximately $24,049 and $22,752.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016, and 2015
(Dollars in Thousands, Except Per Share Data)

NOTE 4 –SECURITIES

Amortized cost and fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

2017	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
Mortgage-backed securities
U. S. sponsored agency MBS - residential	$198,631	$175	$(2,216)	$196,590
U. S. sponsored agency CMO's - residential	51,548	241	(681)	51,108
Total mortgage-backed securities of government sponsored agencies	250,179	416	(2,897)	247,698
U. S. government sponsored agency securities	19,312	1	(179)	19,134
Obligations of states and political subdivisions	11,599	61	(26)	11,634
Total available for sale	$281,090	$478	$(3,102)	$278,466

2016	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
Mortgage-backed securities
U. S. sponsored agency MBS - residential	$177,105	$245	$(3,173)	$174,177
U. S. sponsored agency CMO's - residential	73,163	761	(657)	73,267
Total mortgage-backed securities of government sponsored agencies	250,268	1,006	(3,830)	247,444
U. S. government sponsored agency securities	24,652	23	(174)	24,501
Obligations of states and political subdivisions	16,645	111	(94)	16,662
Total available for sale	$291,565	$1,140	$(4,098)	$288,607

In 2017 and 2015, there were no sales of securities, while in 2016, a gain of $4 was recognized upon the sale (including calls) of securities.  The tax expense related to the gain in 2016 was $1.

The realized gain, net of tax, was reclassified out of accumulated other comprehensive income (loss) on the statement of comprehensive income.  The realized gain is reported on the income statement under the caption "Gain on disposition of securities" and the reclassified provision for income taxes is reported on the income statement under the caption "Provision for income taxes".

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016, and 2015
(Dollars in Thousands, Except Per Share Data)

NOTE 4 –SECURITIES (Continued)

Securities with an approximate carrying value of $208,301 and $207,832 at December 31, 2017 and 2016 were pledged to secure public deposits, trust funds, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

The amortized cost and fair value of securities at December 31, 2017 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date, such as mortgage-backed securities, are shown separately.

	Amortized Cost	Fair Value
Available for sale
Due in one year or less	$10,405	$10,390
Due after one year through five years	14,823	14,718
Due after five years through ten years	5,131	5,113
Due after ten years	552	547
Mortgage-backed securities of government sponsored agencies	250,179	247,698
Total available for sale	$281,090	$278,466

Securities with unrealized losses at year-end 2017 aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S government sponsored agency securities	$6,780	$(41)	$10,335	$(138)	$17,115	$(179)
U.S government sponsored agency MBS – residential	134,211	(1,076)	47,682	(1,140)	181,893	(2,216)
U.S government sponsored agency CMO's – residential	8,306	(64)	17,868	(617)	26,174	(681)
Obligations of states and political subdivisions	3,512	(20)	474	(6)	3,986	(26)
Total temporarily impaired	$152,809	$(1,201)	$76,359	$(1,901)	$229,168	$(3,102)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016, and 2015
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

The investment portfolio is predominately high credit quality interest-bearing bonds with defined maturity dates backed by the U.S. Government or Government sponsored entities.  The unrealized losses at December 31, 2017 and December 31, 2016 are price changes resulting from changes in the interest rate environment and are considered to be temporary declines in the value of the securities.  Management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery.  Their fair value is expected to recover as the bonds approach their maturity date and/or market conditions improve.

NOTE 5 - LOANS

Major classifications of loans at year-end are summarized as follows:

	2017	2016
Residential real estate	$338,829	$342,294
Multifamily real estate	62,151	74,165
Commercial real estate:
Owner occupied	136,048	129,370
Non-owner occupied	230,702	220,836
Commercial and industrial	78,259	76,736
Consumer	28,293	30,916
Construction and land	139,012	117,828
All other	35,758	32,678
Total	$1,049,052	$1,024,823

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016, and 2015
(Dollars in Thousands, Except Per Share Data)

NOTE 5 – LOANS (Continued)

Certain directors and executive officers of the Banks and companies in which they have beneficial ownership, were loan customers of the Banks during 2017 and 2016.

An analysis of the 2017 activity with respect to all director and executive officer loans is as follows:

Balance, December 31, 2016	$4,165
Additions, including loans now meeting disclosure requirements	469
Amounts collected and loans no longer meeting disclosure requirements	(1,217)
Balance, December 31, 2017	$3,417

Activity in the Allowance for Loan Losses

Activity in the allowance for loan losses by portfolio segment for the year ending December 31, 2017 was as follows:

Loan Class	Balance Dec 31, 2016	Provision (credit) for loan losses	Loans charged-off	Recoveries	Balance Dec 31, 2017

Residential real estate	$2,948	$439	$(458)	$57	$2,986
Multifamily real estate	785	693	(500)	-	978
Commercial real estate:
Owner occupied	1,543	(100)	(32)	242	1,653
Non-owner occupied	2,350	(27)	(10)	-	2,313
Commercial and industrial	1,140	51	(189)	99	1,101
Consumer	347	132	(278)	127	328
Construction and land	1,397	1,130	(129)	10	2,408
All other	326	181	(307)	137	337
Total	$10,836	$2,499	$(1,903)	$672	$12,104

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016, and 2015
(Dollars in Thousands, Except Per Share Data)

NOTE 5 – LOANS (Continued)

Activity in the allowance for loan losses by portfolio segment for the year ending December 31, 2016 was as follows:

Loan Class	Balance Dec 31, 2015	Provision (credit) for loan losses	Loans charged-off	Recoveries	Balance Dec 31, 2016

Residential real estate	$2,501	$608	$(209)	$48	$2,948
Multifamily real estate	821	(36)	-	-	785
Commercial real estate:
Owner occupied	1,509	46	(14)	2	1,543
Non-owner occupied	2,070	380	(100)	-	2,350
Commercial and industrial	1,033	136	(74)	45	1,140
Consumer	307	294	(340)	86	347
Construction and land	1,061	193	-	143	1,397
All other	345	127	(273)	127	326
Total	$9,647	$1,748	$(1,010)	$451	$10,836

Activity in the allowance for loan losses by portfolio segment for the year ending December 31, 2015 was as follows:

Loan Class	Balance Dec 31, 2014	Provision (credit) for loan losses	Loans charged-off	Recoveries	Balance Dec 31, 2015

Residential real estate	$2,093	$675	$(359)	$92	$2,501
Multifamily real estate	304	517	-	-	821
Commercial real estate:
Owner occupied	1,501	23	(17)	2	1,509
Non-owner occupied	2,316	(905)	-	659	2,070
Commercial and industrial	1,444	(17)	(403)	9	1,033
Consumer	243	176	(209)	97	307
Construction and land	1,744	118	(900)	99	1,061
All other	702	(261)	(208)	112	345
Total	$10,347	$326	$(2,096)	$1,070	$9,647

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016, and 2015
(Dollars in Thousands, Except Per Share Data)

NOTE 5 – LOANS (Continued)

Purchased Loans

The Company holds purchased loans for which there was, at their acquisition date, evidence of deterioration of credit quality since their origination and it was probable, at acquisition, that all contractually required payments would not be collected.  The carrying amount of those loans is as follows at December 31, 2017 and December 31, 2016.

	2017	2016
Residential real estate	$1,321	$1,619
Commercial real estate
Owner occupied	1,508	2,013
Non-owner occupied	-	5,396
Commercial and industrial	211	232
Construction and land	1,450	1,602
All other	286	459
Total carrying amount	$4,776	$11,321
Contractual principal balance	$6,728	$14,784

Carrying amount, net of allowance	$4,676	$11,311

For those purchased loans disclosed above, the Company increased the allowance for loan losses by $90 for the year ended December 31, 2017 but decreased the allowance for loan losses by $70 for the year ended December 31, 2016.

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016, and 2015
(Dollars in Thousands, Except Per Share Data)

NOTE 5 – LOANS (Continued)

The accretable yield, or income expected to be collected, on the purchased loans above is as follows the three years ended December 31, 2017.

	2017	2016	2015
Balance at January 1	$1,208	$185	$204
New loans purchased	-	1,151	-
Accretion of income	(249)	(128)	(19)
Income recognized upon full repayment	(205)	-	-
Reclassifications from non-accretable difference	-	-	-
Disposals	-	-	-
Balance at December 31	$754	$1,208	$185

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
December 31, 2017, 2016, and 2015
(Dollars in Thousands, Except Per Share Data)

NOTE 5 – LOANS (Continued)

Past Due and Non-performing Loans

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2017 and December 31, 2016.  The recorded investment in non-accrual loans is less than the principal owed on non-accrual loans due to discounts applied to the carrying value of the loan at time of their acquisition or interest payments made by the borrower which have been used to reduce the recorded investment in the loan rather than recognized as interest income.

December 31, 2017	Principal Owed on Non-accrual Loans	Recorded Investment in Non-accrual Loans	Loans Past Due Over 90 Days, still accruing

Residential real estate	$2,944	$2,422	$869
Multifamily real estate	2,128	2,128	334
Commercial real estate
Owner occupied	2,623	2,483	134
Non-owner occupied	1,862	1,755	85
Commercial and industrial	1,313	544	1,139
Consumer	268	241	-
Construction and land	5,824	5,673	830
Total	$16,962	$15,246	$3,391

December 31, 2016	Principal Owed on Non-accrual Loans	Recorded Investment in Non-accrual Loans	Loans Past Due Over 90 Days, still accruing

Residential real estate	$3,467	$2,794	$606
Multifamily real estate	11,157	11,106	334
Commercial real estate
Owner occupied	1,769	1,704	15
Non-owner occupied	294	196	36
Commercial and industrial	2,537	1,209	1,008
Consumer	366	347	-
Construction and land	8,408	8,391	-
Total	$27,998	$25,747	$1,999

Nonaccrual loans and impaired loans are defined differently.  Some loans may be included in both categories, and some may only be included in one category.  Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016, and 2015
(Dollars in Thousands, Except Per Share Data)

NOTE 5 – LOANS (Continued)

The following table presents the aging of the recorded investment in past due loans as of December 31, 2017 by class of loans:

Loan Class	Total Loans	30-89 Days Past Due	Greater than 90 days past due	Total Past Due	Loans Not Past Due

Residential real estate	$338,829	$5,242	$1,835	$7,077	$331,752
Multifamily real estate	62,151	-	334	334	61,817
Commercial real estate:
Owner occupied	136,048	311	1,784	2,095	133,953
Non-owner occupied	230,702	12	225	237	230,465
Commercial and industrial	78,259	123	1,611	1,734	76,525
Consumer	28,293	492	87	579	27,714
Construction and land	139,012	144	2,508	2,652	136,360
All other	35,758	-	-	-	35,758
Total	$1,049,052	$6,324	$8,384	$14,708	$1,034,344

The following table presents the aging of the recorded investment in past due loans as of December 31, 2016 by class of loans:

Loan Class	Total Loans	30-89 Days Past Due	Greater than 90 days past due	Total Past Due	Loans Not Past Due

Residential real estate	$342,294	$6,113	$1,596	$7,709	$334,585
Multifamily real estate	74,165	-	11,440	11,440	62,725
Commercial real estate:
Owner occupied	129,370	1,746	1,474	3,220	126,150
Non-owner occupied	220,836	1,803	159	1,962	218,874
Commercial and industrial	76,736	330	2,120	2,450	74,286
Consumer	30,916	403	223	626	30,290
Construction and land	117,828	259	8,187	8,446	109,382
All other	32,678	318	-	318	32,360
Total	$1,024,823	$10,972	$25,199	$36,171	$988,652

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016, and 2015
(Dollars in Thousands, Except Per Share Data)

NOTE 5 – LOANS (Continued)

The following tables presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2017 and December 31, 2016:

December 31, 2017	Allowance for Loan Losses				Loan Balances
Loan Class	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total

Residential real estate	$-	$2,986	$-	$2,986	$308	$337,200	$1,321	$338,829
Multifamily real estate	218	760	-	978	2,462	59,689	-	62,151
Commercial real estate:
Owner occupied	307	1,346	-	1,653	3,314	131,226	1,508	136,048
Non-owner occupied	88	2,225	-	2,313	11,578	219,124	-	230,702
Commercial and industrial	104	897	100	1,101	1,304	76,744	211	78,259
Consumer	-	328	-	328	-	28,293	-	28,293
Construction and land	685	1,723	-	2,408	5,672	131,890	1,450	139,012
All other	-	337	-	337	293	35,179	286	35,758
Total	$1,402	$10,602	$100	$12,104	$24,931	$1,019,345	$4,776	$1,049,052

December 31, 2016	Allowance for Loan Losses				Loan Balances
Loan Class	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total

Residential real estate	$-	$2,948	$-	$2,948	$379	$340,296	$1,619	$342,294
Multifamily real estate	-	785	-	785	13,641	60,524	-	74,165
Commercial real estate:
Owner occupied	244	1,299	-	1,543	2,801	124,556	2,013	129,370
Non-owner occupied	-	2,350	-	2,350	2,373	213,067	5,396	220,836
Commercial and industrial	266	864	10	1,140	1,418	75,086	232	76,736
Consumer	-	347	-	347	-	30,916	-	30,916
Construction and land	86	1,311	-	1,397	12,665	103,561	1,602	117,828
All other	-	326	-	326	311	31,908	459	32,678
Total	$596	$10,230	$10	$10,836	$33,588	$979,914	$11,321	$1,024,823

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016, and 2015
(Dollars in Thousands, Except Per Share Data)

NOTE 5 – LOANS (Continued)

In the tables below, total individually evaluated impaired loans include certain purchased loans that were acquired with deteriorated credit quality that are still individually evaluated for impairment.

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2017.  The table includes $199 of loans acquired with deteriorated credit quality that the Company cannot reasonably estimate cash flows such that they are accounted for on the cost recovery method and are still individually evaluated for impairment.

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Residential real estate	$446	$308	$-
Multifamily real estate	334	334	-
Commercial real estate
Owner occupied	2,451	2,439	-
Non-owner occupied	9,602	9,506	-
Commercial and industrial	1,719	1,188	-
Construction and land	1,798	1,678	-
All other	293	293	-
	16,643	15,746	-
With an allowance recorded:
Multifamily real estate	$2,128	$2,128	$218
Commercial real estate
Owner occupied	895	875	307
Non-owner occupied	2,072	2,072	88
Commercial and industrial	466	315	204
Construction and land	4,024	3,994	685
	9,585	9,384	1,502
Total	$26,228	$25,130	$1,502

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016, and 2015
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

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Residential real estate	$743	$379	$-
Multifamily real estate	13,692	13,641	-
Commercial real estate
Owner occupied	1,803	1,766	-
Non-owner occupied	2,465	2,373	-
Commercial and industrial	2,429	1,338	-
Construction and land	9,557	9,542	-
All other	311	311	-
	31,000	29,350	-
With an allowance recorded:
Commercial real estate
Owner occupied	$1,055	$1,035	$244
Commercial and industrial	431	288	276
Construction and land	3,124	3,123	86
	4,610	4,446	606
Total	$35,610	$33,796	$606

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016, and 2015
(Dollars in Thousands, Except Per Share Data)

NOTE 5 – LOANS (Continued)

The following table presents by loan class, the average balance of loans individually evaluated for impairment and interest income recognized on these loans for the three years ended December 31, 2017.  The table includes loans acquired with deteriorated credit quality that are still individually evaluated for impairment.

	Year ended Dec 31, 2017			Year ended Dec 31, 2016			Year ended Dec 31, 2015
Loan Class	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized

Residential real estate	$333	$3	$3	$566	$21	$18	$378	$11	$11
Multifamily real estate	11,376	262	246	3,993	198	181	855	685	685
Commercial real estate:
Owner occupied	3,335	74	74	1,475	19	16	1,015	28	27
Non-owner occupied	4,680	213	213	4,527	314	314	4,942	180	180
Commercial and industrial	1,480	123	123	1,249	36	35	810	26	26
Construction and land	7,804	314	309	5,010	211	19	3,989	56	56
All other	302	18	18	147	8	8	34	-	-
Total	$29,310	$1,007	$986	$16,967	$807	$591	$12,023	$986	$985

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016, and 2015
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

The following table presents TDR's as of December 31, 2017 and 2016:

December 31, 2017	TDR's on Non-accrual	Other TDR's	Total TDR's

Residential real estate	$393	$107	$500
Multifamily real estate	2,128	-	2,128
Commercial real estate
Owner occupied	601	1,783	2,384
Non-owner occupied	-	9,904	9,904
Commercial and industrial	56	497	553
Construction and land	3,994	-	3,994
All other	-	293	293
Total	$7,172	$12,584	$19,756

December 31, 2016	TDR's on Non-accrual	Other TDR's	Total TDR's

Residential real estate	$129	$464	$593
Multifamily real estate	-	2,201	2,201
Commercial real estate
Owner occupied	-	856	856
Commercial and industrial	62	352	414
Construction and land	751	4,084	4,835
All other	-	311	311
Total	$942	$8,268	$9,210

At December 31, 2017, $1,029 in specific reserves was allocated to loans that had restructured terms.  At December 31, 2016, $43 in specific reserves was allocated to loans that had restructured terms.  There were no commitments to lend additional amounts on these loans.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016, and 2015
(Dollars in Thousands, Except Per Share Data)

NOTE 5 – LOANS (Continued)

The following table presents TDR's that occurred during the years ended December 31, 2017 and 2016.

	Year ended December 31, 2017			Year ended December 31, 2016
Loan Class	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Residential real estate	1	$82	$82	8	$483	$483
Commercial real estate
Owner occupied	2	1,525	1,525	3	865	865
Non-owner occupied	3	9,913	9,913	1	100	100
Commercial and industrial	1	191	191	1	20	20
Construction and land	-	-	-	1	4,106	4,106
Total	7	$11,711	$11,711	14	$5,574	$5,574

The modifications reported above for the year ended December 31, 2017 involve reducing the borrowers' required monthly payment by offering extended interest only periods that exceed the timeframes customarily offered by the Company and/or lengthening the amortization period for loan repayment, each in an effort to help the borrowers keep their loan current.  The modifications did not include a permanent reduction of the recorded investment in the loans and did not decrease the stated interest rate on loans.   The Company increased the allowance for loan losses related to these loans by $88 during the year ended December 31, 2017.

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016, and 2015
(Dollars in Thousands, Except Per Share Data)

NOTE 5 – LOANS (Continued)

During the year ended December 31, 2017, there were no TDR's for which there was a payment default within twelve months following the modification.  During the year ended December 31, 2016, the $100 non-owner occupied loan and the $20 commercial and industrial loan failed to comply with the modified terms in the twelve months following modification and resulted in a payment default.  These two loans were subsequently charged-off during the year ended
December 31, 2016.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

Credit Quality Indicators:

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as:  current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.  The Company analyzes non-homogeneous loans, such as commercial, commercial real estate, multifamily residential and commercial purpose loans secured by residential real estate, on a monthly basis.  For consumer loans, including consumer loans secured by residential real estate, and smaller balance non-homogeneous loans, the analysis involves monitoring the performing status of the loan.  At the time such loans become past due by 30 days or more, the Company evaluates the loan to determine if a change in risk category is warranted. The Company uses the following definitions for risk ratings:

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016, and 2015
(Dollars in Thousands, Except Per Share Data)

NOTE 5 – LOANS (Continued)

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

As of December 31, 2017, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

Loan Class	Pass	Special Mention	Substandard	Doubtful	Total Loans

Residential real estate	$327,185	$667	$10,976	$1	$338,829
Multifamily real estate	55,084	4,605	2,462	-	62,151
Commercial real estate:
Owner occupied	124,244	4,937	6,867	-	136,048
Non-owner occupied	216,079	2,428	12,195	-	230,702
Commercial and industrial	70,078	5,851	2,330	-	78,259
Consumer	27,889	-	404	-	28,293
Construction and land	126,323	5,460	7,229	-	139,012
All other	34,468	795	495	-	35,758

Total	$981,350	$24,743	$42,958	$1	$1,049,052

As of December 31, 2016, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

Loan Class	Pass	Special Mention	Substandard	Doubtful	Total Loans

Residential real estate	$328,905	$4,880	$8,507	$2	$342,294
Multifamily real estate	59,375	78	14,712	-	74,165
Commercial real estate:
Owner occupied	118,134	6,720	4,516	-	129,370
Non-owner occupied	213,641	4,391	2,804	-	220,836
Commercial and industrial	72,094	2,337	2,275	30	76,736
Consumer	30,369	242	305	-	30,916
Construction and land	103,719	1,072	13,037	-	117,828
All other	31,226	886	566	-	32,678

Total	$957,463	$20,606	$46,722	$32	$1,024,823

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016, and 2015
(Dollars in Thousands, Except Per Share Data)

NOTE 6 – PREMISES AND EQUIPMENT

Year-end premises and equipment were as follows:

	2017	2016
Land and improvements	$5,642	$5,713
Buildings and leasehold improvements	21,539	21,577
Furniture and equipment	10,651	9,770
Assets purchased not yet placed in service	571	14
	38,403	37,074
Less: accumulated depreciation	(14,588)	(12,850)
	$23,815	$24,224

Operating Leases: The Company leases certain branch and other properties as well as some equipment under operating leases.  Some leases provide for periodic rate adjustments based on cost-of-living index changes. Rent expense, net of rental income, was $1,082, $1,043, and $904 for 2017, 2016, and 2015.  Rent commitments, before considering renewal options that generally are present, were as follows:

2018	$1,073
2019	1,046
2020	1,008
2021	1,002
2022	977
Thereafter	983
$6,089

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016, and 2015
(Dollars in Thousands, Except Per Share Data)

NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS

The change in the balance for goodwill during the year is as follows:

	2017	2016	2015
Beginning of year	$35,371	$33,796	$33,796
Acquired goodwill	-	1,575	-
Impairment	-	-	-
End of year	$35,371	$35,371	$33,796

Acquired intangible assets at December 31, 2017 and 2016 were as follows.

	2017		2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Core deposit intangible	$7,046	$(3,671)	$8,758	$(4,409)

Aggregate intangible amortization expense was $974 for 2017, $1,139 for 2016, and $853 for 2015.

Estimated amortization expense for each of the next five years:

2018	$711
2019	495
2020	475
2021	473
2022	334
Thereafter	887
$3,375

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016, and 2015
(Dollars in Thousands, Except Per Share Data)

NOTE 8 – DEPOSITS

At December 31, 2017 the scheduled maturities of time deposits are as follows:

2018	$214,262
2019	69,749
2020	24,446
2021	22,563
2022	12,453
$343,473

Certain directors and executive officers of the Banks and companies in which they have beneficial ownership were deposit customers of the Banks during 2017 and 2016.  The balance of such deposits at December 31, 2017 and 2016 were approximately $7,509 and $7,881.

NOTE 9 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase generally mature within one to ninety days from the transaction date.  Information concerning securities sold under agreements to repurchase is summarized as follows:

	2017	2016
Year-end balance	$23,310	$23,820
Average balance during the year	$22,845	$24,573
Average interest rate during the year	0.13%	0.14%
Maximum month-end balance during the year	$25,116	$33,956
Weighted average interest rate at year-end	0.13%	0.09%

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016, and 2015
(Dollars in Thousands, Except Per Share Data)

NOTE 10 – FEDERAL HOME LOAN BANK ADVANCES

The Banks own stock of the Federal Home Loan Bank of Cincinnati, Ohio (FHLB-Cin), and Federal Home Loan Bank of Pittsburgh, Pennsylvania (FHLB-Pitt). This stock allows the Banks to borrow advances from the FHLB.  At December 31, 2017 the total amount of borrowing permitted by the FHLB-Cin was $54,467 and the total amount of borrowing permitted by the FHLB-Pitt was $371,195.

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

During 2017 and 2016, the Banks borrowed on a short-term basis and paid-off all FHLB advances as they matured.  There were no borrowings outstanding at December 31, 2017 or 2016.

NOTE 11 – SUBORDINATED DEBENTURES

As part of the acquisition of Bankshares, the Company formally assumed $6,186 of junior subordinated debentures ("Debentures") issued to FNB Capital Trust One ("Trust"), a statutory business trust formed by Bankshares on February 26, 2004.  The Debentures were issued to Trust in exchange for ownership of all of the common equity of Trust and the proceeds of mandatorily redeemable securities sold by Trust to third party investors ("Capital Securities").  Interest on the Debentures is payable quarterly to the Trust at a variable interest rate equal to the three month London Interbank Offered Rate (LIBOR) plus 2.95% updated quarterly.  The interest rate on the Debentures was 4.313% at December 31, 2017 and 3.832% at December 31, 2016.  The Company is not considered the primary beneficiary of this trust (variable interest entity), therefore Trust is not consolidated in the Company's financial statements, but rather the Debentures are shown as a liability.  The Debentures mature on April 24, 2034; however, the Company may redeem the Debentures, in whole or in part, at 100% of the principal amount plus any accrued and unpaid interest.  The Debentures held by Trust are the sole asset of the trust.  The Debentures held by Trust may be included in the Tier 1 capital of the Company (with certain limitations applicable) under current regulatory guidelines and interpretations.

The carrying value of the Debentures includes the remaining unamortized fair value adjustment recorded as a result of the acquisition of Bankshares on January 15, 2016.  Reported interest expense on the Debentures includes the periodic amortization of the fair value adjustment.  The Company's investment in the common stock of the trust is $186 and is included in other assets at December 31, 2017 and 2016.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016, and 2015
(Dollars in Thousands, Except Per Share Data)

NOTE 12 – NOTES PAYABLE AND OTHER BORROWED FUNDS

On August 26, 2015, the Company executed and delivered to First Guaranty Bank of Hammond, Louisiana ("First Guaranty") a Promissory Note and Business Loan Agreement dated August 26, 2015 for the principal amount of $12,000, bearing interest at a fixed rate of 4.00% per annum and requiring 59 monthly principal payments of $143 plus accrued interest and one final principal and interest payment of $3,575 due on August 26, 2020.  The Promissory Note is secured by the pledge of 25% of Premier's interest in Premier Bank, Inc. (a wholly owned subsidiary) under a Commercial Pledge Agreement dated August 26, 2015.  The proceeds of this note were used to refinance a $4,500 balance plus accrued interest due under Premier's previous Promissory Note to First Guaranty; pay off the remaining $5,400 balance plus accrued interest due to The Bankers' Bank of Kentucky, Inc. of Frankfort, Kentucky ("Bankers' Bank") under a Term Note dated September 8, 2010; and pay the remaining $2,000 balance plus accrued interest due on Premier's $5,000 Line of Credit with Bankers' Bank.  The sum of the disbursements totaled $11,946 and the final $54 on the Term Note was not borrowed.  At the time of origination, Premier's chairman owned approximately 23.8% of the voting stock of First Guaranty Bancshares, parent company for First Guaranty.  However, Premier's board of directors, the chairman abstaining, and audit committee determined prior to its vote to authorize the company to enter into the loan transaction that the terms of the financing, including the interest rate and collateral, were no less favorable than those which could be obtained from other financial institutions.  The outstanding principal balance on the borrowing at December 31, 2017 and 2016 was $5,000 and $8,600.

On August 12, 2016 the Company executed and delivered to First Guaranty a Change in Terms Agreement modifying its Promissory Note and Business Loan Agreement dated June 30, 2012 that established a Line of Credit with the bank extending the right to request and receive monies from First Guaranty on the line of credit until June 30, 2019.  The Change in Terms Agreement maintained the principal amount of $3,000, bearing interest floating daily at the "Wall Street Journal" prime rate (currently 4.50%), with a floor of 4.50%.  Under the terms of the Promissory Note, the Company may request and receive advances from First Guaranty from time to time.  Accrued interest on any amounts outstanding is payable monthly, and any amounts outstanding are payable on demand or at maturity.  The Promissory Note is also secured by the pledge of 25% of Premier's interest in Premier Bank (a wholly owned subsidiary) under a Commercial Pledge Agreement modified on June 30, 2012.  At December 31, 2017 and 2016, Premier had no outstanding balance on this line of credit with First Guaranty.

In conjunction with the acquisition of the Bank of Gassaway on April 4, 2014, Premier Bank, Inc. assumed a note payable to Chapman Food Services, Inc. from the Bank of Gassaway dated May 9, 2007.  The note was consideration for the purchase of the land for the bank's Flatwoods branch location and is secured by that branch location.  The note had a fixed annual interest rate of 5.62%, and required 119 monthly payments of $4 including principal and interest, and a balloon payment of $249 at maturity on May 9, 2017.  The note was paid at maturity.  The outstanding principal balance on the borrowing at December 31, 2017 and 2016 was $0 and $259.

PREMIER FINANCIA L BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016, and 2015
(Dollars in Thousands, Except Per Share Data)

NOTE 12 – NOTES PAYABLE AND OTHER BORROWED FUNDS (Continued)

On September 8, 2010, the Company executed and delivered to Bankers' Bank a Term Note and Business Loan Agreement dated September 8, 2010 in the principal amount of $11,300, bearing interest floating daily at the "JP Morgan Chase" prime rate with a minimum rate of 4.50% (initially 4.50%) and requiring 120 monthly principal payments of $94 plus interest.  The note was secured by a pledge of Premier's 100% interest in Citizens Deposit Bank and Trust, Inc. (a wholly owned subsidiary) under a Stock Pledge and Security Agreement dated September 8, 2010.  The proceeds of this note were used to pay off the remaining $2,904 balance on Premier's $6,500 Term Note with the Bankers' Bank, pay off the $2,400 balance on Premier's $4,300 Line of Credit with the Bankers' Bank and provide a $6,000 capital injection into Citizens Deposit Bank and Trust ("Citizens"), Premier's wholly owned subsidiary, to facilitate Citizens' purchase of four branches from Integra Bank National Association.  The outstanding balance of this loan was paid off using proceeds from the borrowing from First Guaranty on August 26, 2015.

On September 22, 2017 the Company executed and delivered to Bankers' Bank a Line of Credit Renewal Agreement dated September 7, 2017 extending the right to request and receive monies from Bankers' Bank on Premier's existing line of credit until September 7, 2018.  The line of credit renewal maintained the principal amount of $5,000, bearing interest floating daily at the "JP Morgan Chase" prime rate (currently 4.50%), with a floor of 4.50%.  Under the terms of the original Promissory Note, Premier may request and receive advances from Bankers' Bank from time to time, but the aggregate outstanding principal balance under the Promissory Note at any time shall not exceed $5,000.  Accrued interest on amounts outstanding is payable quarterly, and any amounts outstanding are payable on demand or on September 7, 2018.  The Promissory Note is secured by a pledge of Premier's 100% interest in Citizens under a Stock Pledge and Security Agreement dated September 7, 2012.  At December 31, 2017 and 2016, Premier had no outstanding balance on this line of credit with Bankers' Bank.

Scheduled principal payments due on the notes payable subsequent to December 31, 2017 are as follows:

2018	$1,716
2019	1,716
2020	1,568
2021	-
2022	-
Thereafter	-
$5,000

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016, and 2015
(Dollars in Thousands, Except Per Share Data)

NOTE 13 – INCOME TAXES

The components of the provision (benefit) for income taxes are as follows:

	2016	2016	2015
Current	$7,809	$6,993	$6,282
Write-off of deferred tax asset related to 2017 Tax Cuts and Jobs Act.	145	-	-
Deferred	637	(223)	621
Change in valuation allowance	16	-	-
Provision for income taxes	$8,607	$6,770	$6,903

The Company's deferred tax assets and liabilities at December 31 are shown below.

	2017	2016
Deferred tax assets
Allowance for loan losses	$2,630	$3,563
Purchase accounting adjustments	137	312
Net operating loss carryforward	360	513
Alternative minimum tax credit carryforward	321	517
Write-downs of other real estate owned	377	1,214
Taxable income on non-accrual loans	842	1,727
Accrued expenses	187	153
Unrealized loss on investment securities	551	1,035
Other	24	38
Total deferred tax assets	5,429	9,072

Deferred tax liabilities
Amortization of intangibles	$(3,043)	$(4,780)
Depreciation	(884)	(1,442)
Federal Home Loan Bank dividends	(224)	(355)
Deferred loan fees	(515)	(774)
Other	(102)	(161)
Total deferred tax liabilities	(4,768)	(7,512)

Valuation allowance on deferred tax assets	(176)	(160)
Net deferred taxes	$485	$1,400

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016, and 2015
(Dollars in Thousands, Except Per Share Data)

NOTE 13 – INCOME TAXES (Continued)

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cut and Jobs Act (the "Tax Act"). The Tax Act makes broad and complex changes to the U.S. tax code that affects 2017, including, but not limited to, accelerated depreciation that will allow for full expensing of qualified property. The Tax Act also establishes new tax laws that will affect 2018 and after, including a reduction in the U.S. federal corporate income tax rate from 35% to 21%.  As a result of the reduction of the federal corporate income tax rate, we have revalued our net deferred tax asset, excluding after tax credits, as of December 31, 2017. Based on this revaluation, we have recorded a net tax expense of $145 to reduce our net deferred tax asset balance, which was recorded as additional income tax expense for the year ended December 31, 2017.

The adjustments to deferred tax assets and liabilities are provisional amounts estimated based on information available as of December 31, 2017. These amounts are subject to change as we obtain information necessary to complete the calculations. We will recognize any changes to the provisional amounts as we refine our estimates of our cumulative temporary differences.  The effects of any changes to the provisional amounts are not expected to have a material impact on our consolidated financial statements.

At December 31, 2017 the Company had federal net operating loss carryforwards of $875, a federal alternative minimum tax credit carryforward of $321, and various state net operating loss carryforwards of $2,425 which begin to expire in 2022.  The deductibility of these net operating losses is limited under IRC Sec. 382.

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

At both December 31, 2017 and 2016, the Company maintains a valuation allowance of $176 and $160 against the portion of its District of Columbia net operating loss carryforward that is not expected to be utilized before expiration due to separate company limitations.  All other deferred tax assets are more likely than not to be utilized; therefore, no additional valuation allowance is needed.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016, and 2015
(Dollars in Thousands, Except Per Share Data)

NOTE 13 – INCOME TAXES (Continued)

An analysis of the differences between the effective tax rates and the statutory U.S. federal income tax rate is as follows:

	2017		2016		2015
U.S. federal income tax rate	$8,200	35.0%	$6,630	35.0%	$6,579	34.0%
Changes from the statutory rate
Impact of graduated federal tax rate	-	-	-	-	169	0.9
Change in deferred taxes related to decrease in future federal tax rate	145	0.6	-	-	-	-
State income taxes, net	503	2.1	355	1.9	308	1.6
Tax-exempt interest income	(239)	(1.0)	(254)	(1.4)	(182)	(0.9)
Non-deductible interest expense related to carrying tax exempt interest earning assets	13	0.1	15	0.1	11	0.1
Deductible stock compensation expense, net	(35)	(0.2)	26	0.1	34	0.1
Tax credits, net	(42)	(0.2)	(42)	(0.2)	(44)	(0.2)
Change in valuation allowance	16	0.1	-	-	-	-
Other	46	0.2	40	0.2	28	0.1
	$8,607	36.7%	$6,770	35.7%	$6,903	35.7%

Unrecognized Tax Benefits: The Company does not have any beginning or ending unrecognized tax benefits. The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.  There were no interest and penalties recorded in the income statement or accrued for the years ended December 31, 2017, 2016 and 2015 related to unrecognized tax benefits.

The Company and its subsidiaries file a consolidated U.S. Corporation income tax return and a combined return in the state of West Virginia and the District of Columbia. The Company also files a corporate income tax return in the state of Kentucky and Maryland.  The Company is no longer subject to examination by taxing authorities for years before 2014.

NOTE 14 – EMPLOYEE BENEFIT PLANS

The Company has qualified profit sharing plans that cover substantially all employees. Contributions to the plans consist of a Company match and additional amounts at the discretion of the Company's Board of Directors.  Total contributions to the plans were $485, $540, and $428 in 2017, 2016, and 2015.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016, and 2015
(Dollars in Thousands, Except Per Share Data)

NOTE 15 – STOCK COMPENSATION EXPENSE

From time to time the Company grants stock options to its employees.  The Company estimates the fair value of the options at the time they are granted to employees and expenses that fair value over the vesting period of the option grant.  In 2012, the Company registered 550,000 shares of its common stock to be reserved for stock based incentive programs over the subsequent 10 years ("the 2012 Long-term Incentive Plan").

On March 15, 2017, 55,500 incentive stock options were granted out of the 2012 Long Term Incentive Plan at an exercise price of $19.01, the closing market price of Premier's common stock on the grant date.  These options vest in three equal annual installments ending on March 15, 2020.  On March 16, 2016, 55,990 incentive stock options were granted out of the 2012 Long Term Incentive Plan at an exercise price of $13.55, the closing market price of Premier's common stock on the grant date.  These options vest in three equal annual installments ending on March 16, 2019.  On March 18, 2015, 52,415 incentive stock options were granted out of the 2012 Long Term Incentive Plan at an exercise price of $13.38, the closing market price of Premier's common stock on the grant date.  These options vest in three equal annual installments ending on March 18, 2018.

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

	2017	2016	2015
Risk-free interest rate	2.02%	1.41%	1.41%
Expected option life (yrs)	5.36	5.00	5.00
Expected stock price volatility	18.40%	16.48%	17.20%
Dividend yield	3.16%	4.03%	3.53%
Weighted average fair value of options granted during the year	$2.32	$1.06	$1.25

The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield in effect at the time of the grant.  The expected option life for the 2017 and 2016 grants were estimated based upon the weighted-average life of options exercised since January 1, 2012.  The expected stock price volatility is based on historical volatilities of the Company's common stock during the three-year period prior to the grant date.  The dividend yield was estimated by annualizing the current quarterly dividend on the Company's common stock at the time of the option grant.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016, and 2015
(Dollars in Thousands, Except Per Share Data)

NOTE 15 – STOCK COMPENSATION EXPENSE (Continued)

On April 19, 2017, 6,000 shares of Premier's common stock were granted to President and CEO, Robert W. Walker as stock-based bonus compensation under the 2012 Long-term Incentive Plan.  The fair value of the stock at the time of the grant was $20.70 per share based upon the closing price of Premier's stock on the date of grant and $124 of stock-based compensation was recorded as a result.

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

Compensation expense of $217, $178, and $204 was recorded for the years ended December 31, 2017, 2016, and 2015, respectively.  Stock-based compensation expense is recognized ratably over the requisite service period for all awards. Unrecognized stock-based compensation expense related to stock options totaled $68 at December 31, 2017. This unrecognized expense is expected to be recognized over the next 26 months based on the vesting periods of the options.

During the year ending December 31, 2017, 32,291 options were exercised while 96,880 options were exercised during the year ending December 31, 2016 and 50,700 options were exercised during the year ending December 31, 2015.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016, and 2015
(Dollars in Thousands, Except Per Share Data)

NOTE 15 – STOCK COMPENSATION EXPENSE (Continued)

A summary of the Company's stock option activity is as follows:

	----------2017----------		----------2016----------		----------2015----------
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	203,990	$11.54	274,030	$10.56	301,336	$10.05
Grants	55,500	19.01	55,990	13.55	52,415	13.38
Exercises	(32,291)	11.37	(96,880)	9.12	(50,700)	9.19
Forfeitures or expired	(16,950)	14.64	(29,150)	14.27	(29,021)	12.74
Outstanding at year-end	210,249	$13.29	203,990	$11.54	274,030	$10.56

Exercisable at year-end	116,107	$10.66	113,090	$10.02	191,161	$9.59
Weighted average remaining life	5.4		5.3		4.5

Options outstanding at year-end are expected to fully vest.

Additional information regarding stock options outstanding and exercisable at December 31, 2017 is provided in the following table:

	- - - - - - - - Outstanding - - - - - - - -			- - - - - - - - Currently Exercisable - - - - - - - -
Range of Exercise Prices	Number	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value

$5.00 to $7.50	30,617	$6.56	$414	30,617	3.7	$6.56	$414
$7.51 to $10.00	6,358	8.09	76	6,358	2.2	8.09	76
$10.01 to $12.50	23,100	10.42	223	23,100	5.0	10.42	223
$12.51 to $15.00	98,424	13.38	659	56,032	7.0	13.30	380
$17.51 to $20.00	51,750	19.01	56	-	-	-	-
Outstanding at Dec 31, 2017	210,249	13.29	$1,428	116,107	5.4	10.66	$1,093

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016, and 2015
(Dollars in Thousands, Except Per Share Data)

NOTE 16 – RELATED PARTY TRANSACTIONS

During 2017, 2016, and 2015, the Company paid approximately $468, $448, and $441 for printing, supplies, statement rendering, furniture, and equipment to a company more than 50% of which is beneficially owned by the Company's Chairman of the Board and  whose board of directors includes two members of the Company's Board of Directors.

During 2017, 2016, and 2015, the Company paid approximately $52, $52, and $52 to lease its headquarters facility at 2883 Fifth Avenue, Huntington, West Virginia from River City Properties, LLC, an entity 20.0% owned by the Company's Chairman of the Board and 20.0% owned by another member of the Board of Directors.

NOTE 17 – EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the earnings per common share and earnings per common share assuming dilution computations for 2017, 2016 and 2015 is presented below:

	2017	2016	2015
Basic earnings per share:
Income available to common stockholders	$14,819	$12,174	$12,446
Weighted average common shares outstanding	10,658,173	10,539,271	8,978,972
Earnings per share	$1.39	$1.16	$1.38

Diluted earnings per share:
Income available to common stockholders	$14,819	$12,174	$12,446
Weighted average common shares outstanding	10,658,173	10,539,271	8,978,972
Add dilutive effects of potential additional common stock	77,918	64,248	229,863
Weighted average common and dilutive potential Common shares outstanding	10,736,091	10,603,519	9,208,835
Earnings per share assuming dilution	$1.38	$1.15	$1.35

Stock options for 25,850 shares of common stock were not considered in computing diluted earnings per share for 2015 because they were antidilutive.  There were no stock options considered antidilutive for 2017 and 2016.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016, and 2015
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
December 31, 2017, 2016, and 2015
(Dollars in Thousands, Except Per Share Data)

NOTE  18 – FAIR VALUE (Continued)

The carrying amounts and estimated fair values of financial instruments at December 31, 2017 were as follows:

		Fair Value Measurements at December 31, 2017 Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and due from banks	$78,005	$78,005	$-	$-	$78,005
Time deposits with other banks	2,582	-	2,581	-	2,581
Federal funds sold	4,658	4,658	-	-	4,658
Securities available for sale	278,466	-	278,466	-	278,466
Loans, net	1,036,948	-	-	1,016,723	1,016,723
Federal Home Loan Bank stock	3,185	n/a	n/a	n/a	n/a
Interest receivable	4,043	-	700	3,343	4,043

Financial liabilities
Deposits	$(1,272,675)	$(929,202)	$(338,291)	$-	$(1,267,493)
Securities sold under agreements to repurchase	(23,310)	-	(23,310)	-	(23,310)
Other borrowed funds	(5,000)	-	(4,955)	-	(4,955)
Subordinated debt	(5,376)	-	(5,439)	-	(5,439)
Interest payable	(393)	(7)	(386)	-	(393)

The carrying amounts and estimated fair values of financial instruments at December 31, 2016 were as follows:

		Fair Value Measurements at December 31, 2016 Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and due from banks	$97,163	$97,163	$-	$-	$97,163
Time deposits with other banks	2,332	-	2,352	-	2,352
Federal funds sold	7,555	7,555	-	-	7,555
Securities available for sale	288,607	-	288,607	-	288,607
Loans, net	1,013,987	-	-	1,004,388	1,004,388
Federal Home Loan Bank stock	3,200	n/a	n/a	n/a	n/a
Interest receivable	3,862	-	771	3,091	3,862

Financial liabilities
Deposits	$(1,279,386)	$(920,745)	$(354,885)	$-	$(1,275,630)
Securities sold under agreements to repurchase	(23,820)	-	(23,820)	-	(23,820)
Other borrowed funds	(8,859)	-	(8,906)	-	(8,906)
Subordinated debt	(5,343)	-	(5,341)	-	(5,341)
Interest payable	(364)	(7)	(357)	-	(364)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016, and 2015
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

Assets and liabilities measured at fair value on a recurring basis at December 31, 2017 are summarized below:

		Fair Value Measurements at December 31, 2017 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available for sale
Mortgage-backed securities
U. S. agency MBS - residential	$196,590	$-	$196,590	$-
U. S. agency CMO's	51,108	-	51,108	-
Total mortgage-backed securities of government sponsored agencies	247,698	-	247,698	-
U. S. government sponsored agency securities	19,134	-	19,134	-
Obligations of states and political subdivisions	11,634	-	11,634	-
Total securities available for sale	$278,466	$-	$278,466	$-

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016, and 2015
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
December 31, 2017, 2016, and 2015
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
December 31, 2017, 2016, and 2015
(Dollars in Thousands, Except Per Share Data)

NOTE  18 – FAIR VALUE (Continued)

Assets and liabilities measured at fair value on a non-recurring basis at December 31, 2017 are summarized below:

		Fair Value Measurements at December 31, 2017 Using
	Dec 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Multifamily real estate	$1,910	$-	$-	$1,910
Commercial real estate
Owner occupied	568	-	-	568
Non-owner occupied	1,984	-	-	1,984
Commercial and industrial	111	-	-	111
Construction and land	3,309	-	-	3,309
Total impaired loans	$7,882	$-	$-	$7,882

Other real estate owned:
Residential real estate	$352	$-	$-	$352
Commercial real estate
Owner occupied	175	-	-	175
Non-owner occupied	200	-	-	200
Construction and land	1,914	-	-	1,914
Total OREO	$2,641	$-	$-	$2,641

Impaired loans, which are measured for impairment using the value of the collateral for collateral dependent loans, had a recorded investment of $9,384 at December 31, 2017 with a valuation allowance of $1,502 resulting in a provision for loan losses of $1,569 for the year ended
December 31, 2017.

Other real estate owned measured at fair value less costs to sell, had a net carrying amount of $2,641, which is made up of the outstanding balance of $4,082, net of a valuation allowance of $1,441 at December 31, 2017, resulting in write downs of $667 during the year ended December 31, 2017.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016, and 2015
(Dollars in Thousands, Except Per Share Data)

NOTE  18 – FAIR VALUE (Continued)

The significant unobservable inputs related to assets and liabilities measured at fair value on a non-recurring basis at December 31, 2017 are summarized below:

	December 31, 2017	Valuation Techniques	Unobservable Inputs	Range (Weighted Avg)
Impaired loans:
Multifamily real estate	$1,910	sales comparison	adjustment for estimated realizable value	46.0%-46.7% (46.4%)
Commercial real estate
Owner occupied	568	sales comparison	adjustment for estimated realizable value	23.1%-23.1% (23.1%)
Non-owner occupied	1,984	income approach	adjustment for differences in net operating income expectations	67.4%-67.4% (67.4%)
Commercial and industrial	111	sales comparison	adjustment for estimated realizable value	8.0%-71.1% (64.2%)
Construction and land	3,309	sales comparison	adjustment for percentage of completion of construction	27.7%-27.7% (27.7%)
Total impaired loans	$7,882

Other real estate owned:
Residential real estate	$352	sales comparison	adjustment for estimated realizable value	8.8%-50.2% (20.0%)
Commercial real estate
Owner occupied	175	sales comparison	adjustment for estimated realizable value	21.8%-21.8% (21.8%)
Non-owner occupied	200	sales comparison	adjustment for estimated realizable value	58.9%-58.9% (58.9%)
Construction and land	1,914	sales comparison	adjustment for estimated realizable value	25.2%-69.0% (27.8%)
Total OREO	$2,641

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016, and 2015
(Dollars in Thousands, Except Per Share Data)

NOTE  18 – FAIR VALUE (Continued)

Assets and liabilities measured at fair value on a non-recurring basis at December 31, 2016 are summarized below:

		Fair Value Measurements at December 31, 2016 Using
	Dec 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Commercial real estate
Owner occupied	$791	$-	$-	$791
Commercial and industrial	12	-	-	12
Construction and land	3,037	-	-	3,037
Total impaired loans	$3,840	$-	$-	$3,840

Other real estate owned:
Residential real estate	$613	$-	$-	$613
Commercial real estate
Owner occupied	175	-	-	175
Non-owner occupied	2,153	-	-	2,153
Construction and land	3,683	-	-	3,683
Total OREO	$6,624	$-	$-	$6,624

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
December 31, 2017, 2016, and 2015
(Dollars in Thousands, Except Per Share Data)

NOTE  18 – FAIR VALUE (Continued)

The significant unobservable inputs related to assets and liabilities measured at fair value on a non-recurring basis at December 31, 2016 are summarized below:

	December 31, 2016	Valuation Techniques	Unobservable Inputs	Range (Weighted Avg)
Impaired loans:
Commercial real estate
Owner occupied	$791	sales comparison	adjustment for limited salability of specialized property	9.3%-76.4% (19.3%)
Commercial and industrial	12	sales comparison	adjustment for differences between the comparable sales	8.0%-8.0% (8.0%)
Construction and land	3,037	sales comparison	adjustment for differences between the comparable sales	5.7%-9.0% (8.0%)
Total impaired loans	$3,840

Other real estate owned:
Residential real estate	$613	sales comparison	adjustment for differences between the comparable sales	0.7%-86.8% (25.2%)
Commercial real estate
Owner occupied	175	sales comparison	adjustment for differences between the comparable sales	21.8%-21.8% (21.8%)
Non-owner occupied	2,153	sales comparison	adjustment for differences between the comparable sales	17.2%-27.6% (25.7%)
Construction and land	3,683	sales comparison	adjustment for estimated realizable value	15.1%-45.4% (21.8%)
Total OREO	$6,624

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016, and 2015
(Dollars in Thousands, Except Per Share Data)

NOTE 19 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Banks are parties to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of their customers.  These financial instruments include standby letters of credit and commitments to extend credit in the form of unused lines of credit. The Banks use the same credit policies in making commitments and conditional obligations as they do for on-balance sheet instruments.  In addition, the Banks offer a service whereby deposit customers, for a fee, are permitted to overdraw their accounts up to a certain de minimis amount, also known as "courtesy overdraft protection".  The aggregate unused portion of "overdraft protection" was $23,142 and $16,641 at December 31, 2017 and 2016.

At December 31, 2017 and 2016, the Banks had the following financial instruments whose approximate contract amounts represent credit risk:

	2017	2016
Standby letters of credit	$3,936	$11,415

Commitments to extend credit
Fixed	$22,100	$27,607
Variable	83,429	94,234

Standby letters of credit represent conditional commitments issued by the Banks to guarantee the performance of a third party.  The credit risk involved in issuing these letters of credit is essentially the same as the risk involved in extending loans to customers.  Collateral held varies but primarily includes real estate and certificates of deposit.  Some letters of credit are unsecured.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Outstanding commitments are at current market rates.  Fixed rate loan commitments have interest rates ranging from 2.15% to 21.00%. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Banks evaluate each customer's creditworthiness on a case-by-case basis. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Collateral held varies but may include accounts receivable, inventory, property and equipment, and income producing properties.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016, and 2015
(Dollars in Thousands, Except Per Share Data)

NOTE 20 - LEGAL PROCEEDINGS

Legal proceedings involving the Company and its subsidiaries periodically arise in the ordinary course of business, including claims by debtors and their related interests against the Company's subsidiaries following initial collection proceedings. These legal proceedings sometimes can involve claims for substantial damages.  At December 31, 2017 management is unaware of any legal proceedings for which the expected outcome would have a material adverse effect upon the consolidated financial statements of the Company.

NOTE 21 - STOCKHOLDERS' EQUITY

The Company's principal source of funds for dividend payments to shareholders is dividends received from the subsidiary Banks.  Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies.  Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year's net profits, as defined, combined with the retained net profits of the preceding two years, subject to the capital requirements and additional restrictions as discussed below.  During 2018 the Banks could, without prior approval, declare dividends to the Company of approximately $7.7 million plus any 2018 net profits retained to the date of the dividend declaration.

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

These quantitative measures established by regulation to ensure capital adequacy require the Company and Banks to maintain minimum amounts and ratios (set forth in the following tables).   The final rules implementing the Basel Committee on Banking Supervision's capital guidelines for U.S. Banks (Basel III rules) became effective for the Company and Banks on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule by January 1, 2019.  The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital.  Management believes, as of December 31, 2017, that the Company and the Banks meet all quantitative capital adequacy requirements to which they are subject.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016, and 2015
(Dollars in Thousands, Except Per Share Data)

NOTE 21 - STOCKHOLDERS' EQUITY (Continued)

The Company's and the subsidiary Banks' capital amounts and ratios as of December 31, 2017 are presented in the table below.

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes (1)		Action Provisions
2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets):
Consolidated (2)	$168,072	15.6%	$86,401	8%	$108,001	10%
Premier Bank, Inc.	123,444	15.4	64,300	8	80,375	10
Citizens Deposit Bank	40,839	14.8	22,078	8	27,598	10

Tier I Capital (to risk-weighted assets):
Consolidated (2)	$155,968	14.4%	$64,800	6%	$86,401	8%
Premier Bank, Inc.	113,938	14.2	48,225	6	64,300	8
Citizens Deposit Bank	38,241	13.9	16,559	6	22,078	8

Common Equity Tier I Capital (to risk-weighted assets):
Consolidated (2)	$150,069	13.9%	$48,600	4.5%	$70,201	6.5%
Premier Bank, Inc.	113,938	14.2	36,169	4.5	52,244	6.5
Citizens Deposit Bank	38,241	13.9	12,419	4.5	17,939	6.5

Tier I Capital (to average assets):
Consolidated (2)	$155,968	10.7%	$58,484	4%	$73,106	5%
Premier Bank, Inc.	113,938	11.0	41,618	4	52,022	5
Citizens Deposit Bank	38,241	9.0	16,947	4	21,183	5
(1) The ratios for capital adequacy purposes do not include the additional capital conservation buffer. (2) The consolidated company is not subject to Prompt Corrective Action Provisions.

Beginning on January 1, 2016 an additional capital conservation buffer has been added to the minimum regulatory capital ratios under the regulatory framework for prompt corrective action.  The capital conservation buffer will be measured as a percentage of risk weighted assets and will be phased-in over a four year period from 2016 thru 2019, resulting in a required capital conservation buffer of 0.625% in 2016 and 1.25% in 2017.  When fully implemented, the capital conservation buffer will be 2.50% of risk weighted assets over and above the regulatory minimum capital ratios for Common Equity Tier 1 Capital (CET1) to risk-weighted assets, Tier 1 Capital to risk-weighted assets, and Total Capital to risk-weighted assets.  The consequences of not meeting the capital conservation buffer thresholds include restrictions on the payment of dividends, restrictions on the payment of discretionary bonuses, and restrictions on the repurchasing of common shares by the Company.  The capital ratios of the Affiliate Banks and the Company already exceed the new minimum capital ratios plus the fully phased-in 2.50% capital buffer requiring a CET1 Capital to risk-weighted assets ratio of at least 7.00%, a Tier 1 Capital to risk-weighted assets ratio of at least 8.50% and a Total Capital to risk-weighted assets ratio of at least 10.50%.  The Company's capital conservation buffer was 7.56% at December 31, 2017 and 6.95% at December 31, 2016, well in excess of the fully phased-in 2.50% required by March 31, 2019.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016, and 2015
(Dollars in Thousands, Except Per Share Data)

NOTE 21 - STOCKHOLDERS' EQUITY (Continued)

The Company's and the subsidiary Banks' capital amounts and ratios as of December 31, 2016 are presented in the table below.

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets):
Consolidated (1)	$158,433	15.0%	$84,779	8%	$105,973	10%
Premier Bank, Inc.	119,860	15.3	62,720	8	78,400	10
Citizens Deposit Bank	39,725	14.3	22,181	8	27,727	10

Tier I Capital (to Risk-Weighted Assets):
Consolidated (1)	$147,597	13.9%	$63,584	6%	$84,779	8%
Premier Bank, Inc.	111,538	14.2	47,040	6	62,720	8
Citizens Deposit Bank	37,211	13.4	16,636	6	22,181	8

Common Equity Tier I Capital (to Risk-Weighted Assets):
Consolidated (1)	$142,024	13.4%	$47,688	4.5%	$68,883	6.5%
Premier Bank, Inc.	111,538	14.2	35,280	4.5	50,960	6.5
Citizens Deposit Bank	37,211	13.4	12,477	4.5	18,022	6.5

Tier I Capital (to Average Assets):
Consolidated (1)	$147,597	10.1%	$58,420	4%	$73,025	5%
Premier Bank, Inc.	111,538	10.6	42,159	4	52,699	5
Citizens Deposit Bank	37,211	9.1	16,289	4	20,361	5
(1) The consolidated company is not subject to Prompt Corrective Action Provisions.

As of December 31, 2017 and 2016, the most recent notification from each of the Banks' primary Federal regulators categorized the subsidiary Banks as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Banks must maintain minimum Total risk-based, Tier 1 risk-based, Tier 1 leverage and Common Equity Tier 1 risk-based ratios as set forth in the tables above.  There are no conditions or events since that notification that management believes have changed the Banks' categories.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016, and 2015
(Dollars in Thousands, Except Per Share Data)

NOTE 22 - PARENT COMPANY FINANCIAL STATEMENTS

Condensed Balance Sheets
December 31
	2017	2016
ASSETS
Cash	$7,894	$6,699
Investment in subsidiaries	186,059	181,520
Premises and equipment	284	293
Other assets	550	427

Total assets	$194,787	$188,939

LIABILITIES AND STOCKHOLDERS' EQUITY
Other liabilities	$1,056	$812
Other borrowed funds	5,000	8,600
Subordinated debt	5,376	5,343
Total liabilities	11,432	14,755

Stockholders' equity
Common stock	110,445	109,911
Retained earnings	74,983	66,195
Accumulated other comprehensive income (loss)	(2,073)	(1,922)
Total stockholders' equity	183,355	174,184

Total liabilities and stockholders' equity	$194,787	$188,939

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016, and 2015
(Dollars in Thousands, Except Per Share Data)

NOTE 22 - PARENT COMPANY FINANCIAL STATEMENTS (Continued)

Condensed Statement of Operations
Years Ended December 31
	2017	2016	2015
Income
Dividends from subsidiaries	$12,565	$10,840	$13,390
Interest and dividend income	12	9	2
Other income	2,126	1,766	1,565
Total income	14,703	12,615	14,957

Expenses
Interest expense	285	401	494
Salaries and employee benefits	3,399	2,744	2,703
Occupancy and equipment expenses	299	302	268
Professional fees	303	307	264
Other expenses	682	917	523
Total expenses	4,968	4,671	4,252

Income before income taxes and equity in undistributed income of subsidiaries	9,735	7,944	10,705

Income tax (benefit)	(1,012)	(988)	(875)

Income before equity in undistributed income of subsidiaries	10,747	8,932	11,580
Equity in undistributed income of subsidiaries	4,072	3,242	866
Net income	$14,819	$12,174	$12,446

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016, and 2015
(Dollars in Thousands, Except Per Share Data)

NOTE 22 - PARENT COMPANY FINANCIAL STATEMENTS (Continued)

Condensed Statement of Cash Flows
Years Ended December 31
	2017	2016	2015
Cash flows from operating activities
Net income	$14,819	$12,174	$12,446
Adjustments to reconcile net income to net cash from operating activities
Depreciation	89	94	84
Amortization	33	35	-
Stock compensation expense	217	178	204
Equity in undistributed earnings of subsidiaries	(4,072)	(3,242)	(866)
Change in other assets	(123)	(174)	100
Change in other liabilities	243	(58)	(49)
Net cash from operating activities	11,206	9,007	11,919

Cash flows from investing activities
Investments in nonbank subsidiaries	(250)	-	-
Acquisition of subsidiary, net of cash received	-	25	-
Purchases of fixed assets, net of proceeds from asset sales	(80)	(159)	(149)
Net cash from investing activities	(330)	(134)	(149)

Cash flows from financing activities
Cash dividends paid to shareholders	(6,398)	(5,933)	(4,573)
Purchase of warrant	-	-	(5,675)
Cash in lieu of fractional shares	-	(16)	-
Proceeds from stock option exercises	317	751	222
Proceeds from other borrowed funds	-	-	15,946
Payments on other borrowed funds	(3,600)	(2,400)	(16,346)
Net cash from financing activities	(9,681)	(7,598)	(10,426)

Net change in cash and cash equivalents	1,195	1,275	1,344

Cash and cash equivalents at beginning of year	6,699	5,424	4,080
Cash and cash equivalents at end of year	$7,894	$6,699	$5,424

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016, and 2015
(Dollars in Thousands, Except Per Share Data)

NOTE 23 - QUARTERLY FINANCIAL DATA (UNAUDITED)

	Interest Income	Net Interest Income	Net Income	Earnings Per Share
				Basic	Diluted
2017
First Quarter	$15,109	$13,996	$3,664	$0.34	$0.34
Second Quarter	16,373	15,262	3,919	0.37	0.36
Third Quarter	15,134	14,031	3,467	0.33	0.32
Fourth Quarter	15,374	14,199	3,769	0.35	0.35

2016
First Quarter	$14,210	$13,055	$2,979	$0.29	$0.29
Second Quarter	14,666	13,491	2,624	0.25	0.25
Third Quarter	14,865	13,716	3,164	0.30	0.30
Fourth Quarter	14,600	13,436	3,407	0.32	0.32

In 2017, interest income increased steadily each quarter largely due to increases in loans outstanding.  Interest income in the second quarter of 2017 included approximately $1,161 of income recognized from deferred interest and discounts recognized on loans that paid off during the quarter.  The changes in interest income resulted in similar changes in net interest income in 2017, as interest expense was fairly flat during each of the four quarters in 2017.  Net income per quarter was also driven by the changes in net interest income each quarter.  Net income in the second quarter of 2017 was higher due to the additional loan interest income recognized on loans that paid off during the quarter.  Third quarter 2017 net income was lower than the other quarters in 2017, largely due to a higher provision for loan losses when compared to the first and fourth quarters.  The higher provision expense in the second quarter of 2017 was more than offset by the higher interest income recorded.  Earnings per share amounts were consistent with the changes in net income as average shares outstanding increased only slightly during the course of the year.

In 2016, interest income increased steadily each quarter largely due to increases in loans outstanding.  Interest income in the fourth quarter of 2016 was lower than previous quarters largely due to the reversal of accrued interest on loans placed on non-accrual status during the quarter.  The changes in interest income resulted in similar changes in net interest income in 2016.  Also contributing to an overall increase in interest income and net interest income, when compared to the quarterly income amounts in 2015, was the acquisition of the Bankshares on January 15, 2016.  The interest income from the loans and investments and interest expense on deposits and borrowings of Bankshares are included in the quarterly financial results beginning in the first quarter of 2016.  The increase in net interest income did not carry all the way through to increases in quarterly net income until the third quarter 2016 largely due to professional fees and conversion expenses related to the acquisition of Bankshares incurred during the first two quarters of 2016 and an additional provision for loan losses in the second quarter of 2016 related to potential losses from flooding experienced in areas of the Company's West Virginia markets.  Earnings per share amounts were lower in 2016 due to the additional shares issued to acquire Bankshares.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2017

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
December 31, 2017

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
December 31, 2017

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
December 31, 2017

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
December 31, 2017

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
December 31, 2017

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

10.26
Line of Credit Renewal Agreement between Premier Financial Bancorp, Inc. and The Bankers' Bank of Kentucky, Inc. dated September 7, 2017 filed as Exhibit 10.4 to form 8-K filed September 25, 2017, is incorporated herein by reference.

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
December 31, 2017

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
December 31, 2017

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PREMIER FINANCIAL BANCORP, INC.

By: /s/ Robert W. Walker, President
Robert W. Walker, President

Date: March 16, 2018

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ Robert W. Walker	Principal Executive and Director	March 16, 2018
Robert W. Walker

/s/ Brien M. Chase	Principal Financial and Accounting	March 16, 2018
Brien M. Chase	Officer

/s/ Toney K. Adkins	Director	March 8, 2018
Toney K. Adkins

/s/ Harry M. Hatfield	Director	March 8, 2018
Harry M. Hatfield

/s/ Lloyd G. Jackson II	Director	March 8, 2018
Lloyd G. Jackson II

/s/ Philip E. Cline	Director	March 14, 2018
Philip E. Cline

/s/ Keith F. Molihan	Director	March 9, 2018
Keith F. Molihan

/s/ Marshall T. Reynolds	Chairman of the Board	March 9, 2018
Marshall T. Reynolds

/s/ Neal Scaggs	Director	March 8, 2018
Neal Scaggs

/s/ Thomas W. Wright	Director	March 9, 2018
Thomas W. Wright