Form 10-Q
period 2018-03-31
PREMIER FINANCIAL BANCORP INC
filed 2018-05-10
CIK 887919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

Common stock, no par value, – 10,683,528 shares outstanding at April 28, 2018

PREMIER FINANCIAL BANCORP, INC.
MARCH 31, 2018

PREMIER FINANCIAL BANCORP, INC.
MARCH 31, 2018

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

The accompanying information has not been audited by an independent registered public accounting firm; however, in the opinion of management such information reflects all adjustments necessary for a fair presentation of the results for the interim period.  All such adjustments are of a normal and recurring nature.  Premier Financial Bancorp, Inc.'s ("Premier's") accounting and reporting policies are in accordance with accounting principles generally accepted in the United States of America.  Certain accounting principles used by Premier involve a significant amount of judgment about future events and require the use of estimates in their application.  The following policies are particularly sensitive in terms of judgments and the extent to which estimates are used: allowance for loan losses, the identification and evaluation of impaired loans, and the impairment of goodwill.  These estimates are based on assumptions that may involve significant uncertainty at the time of their use.  However, the policies, the estimates and the estimation process as well as the resulting disclosures are periodically reviewed by the Audit Committee of the Board of Directors and material estimates are subject to review as part of the external audit by the independent registered public accounting firm.

The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America or those normally made in the registrant's annual report on Form 10-K.  Accordingly, the reader of the Form 10-Q may wish to refer to the registrant's Form 10-K for the year ended December 31, 2017 for further information in this regard.

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2018 AND DECEMBER 31, 2017
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	(UNAUDITED)
	Mar 31, 2018	Dec 31, 2017
ASSETS
Cash and due from banks	$19,845	$40,814
Interest bearing bank balances	104,968	37,191
Federal funds sold	15,348	4,658
Cash and cash equivalents	140,161	82,663
Time deposits with other banks	2,582	2,582
Securities available for sale	281,088	278,466
Loans	1,028,758	1,049,052
Allowance for loan losses	(12,840)	(12,104)
Net loans	1,015,918	1,036,948
Federal Home Loan Bank stock, at cost	3,185	3,185
Premises and equipment, net	23,728	23,815
Real estate acquired through foreclosure	14,185	19,966
Interest receivable	3,701	4,043
Goodwill	35,371	35,371
Other intangible assets	3,180	3,375
Other assets	2,684	3,010
Total assets	$1,525,783	$1,493,424

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Non-interest bearing	$353,008	$332,588
Time deposits, $250,000 and over	62,773	63,905
Other interest bearing	887,414	876,182
Total deposits	1,303,195	1,272,675
Securities sold under agreements to repurchase	20,793	23,310
Other borrowed funds	4,250	5,000
Subordinated debt	5,383	5,376
Interest payable	407	393
Other liabilities	7,879	3,315
Total liabilities	1,341,907	1,310,069

Stockholders' equity
Common stock, no par value; 20,000,000 shares authorized; 10,677,528 shares issued and outstanding at March 31, 2018, and 10,676,428 shares issued and outstanding at December 31, 2017	110,485	110,445
Retained earnings	78,515	74,983
Accumulated other comprehensive income (loss)	(5,124)	(2,073)
Total stockholders' equity	183,876	183,355
Total liabilities and stockholders' equity	$1,525,783	$1,493,424

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2018 AND 2017
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended March 31,
	2018	2017
Interest income
Loans, including fees	$14,034	$13,535
Securities available for sale
Taxable	1,408	1,345
Tax-exempt	59	72
Federal funds sold and other	298	157
Total interest income	15,799	15,109

Interest expense
Deposits	1,031	949
Repurchase agreements and other	8	7
Other borrowings	47	87
Subordinated debt	78	70
Total interest expense	1,164	1,113

Net interest income	14,635	13,996
Provision for loan losses	1,115	366
Net interest income after provision for loan losses	13,520	13,630

Non-interest income
Service charges on deposit accounts	1,094	976
Electronic banking income	817	780
Secondary market mortgage income	32	67
Other	123	194
	2,066	2,017
Non-interest expenses
Salaries and employee benefits	4,778	4,970
Occupancy and equipment expenses	1,610	1,521
Outside data processing	1,249	1,320
Professional fees	336	248
Taxes, other than payroll, property and income	240	189
Write-downs, expenses, sales of other real estate owned, net	(886)	240
Amortization of intangibles	195	265
FDIC insurance	148	193
Loan collection expense	360	99
Other expenses	959	953
	8,989	9,998
Income before income taxes	6,597	5,649
Provision for income taxes	1,464	1,985

Net income	$5,133	$3,664

Net income per share:
Basic	$0.48	$0.34
Diluted	0.48	0.34

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
THREE MONTHS ENDED MARCH 31, 2018 AND 2017
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended March 31,
	2018	2017
Net income	$5,133	$3,664

Other comprehensive income (loss):
Unrealized gains (losses) arising during the period	(3,862)	2,276
Reclassification of realized amount	-	-
Net change in unrealized gain (loss) on securities	(3,862)	2,276
Less tax impact	811	(798)
Other comprehensive income (loss)	(3,051)	1,478

Comprehensive income	$2,082	$5,142

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
THREE MONTHS ENDED MARCH 31, 2018
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total
Balances, January 1, 2018	$110,445	$74,983	$(2,073)	$183,355
Net income	-	5,133	-	5,133
Other comprehensive income	-	-	(3,051)	(3,051)
Cash dividends paid ($0.15 per share)	-	(1,601)	-	(1,601)
Stock options exercised	13	-	-	13
Stock based compensation expense	27	-	-	27
Balances, March 31, 2018	$110,485	$78,515	$(5,124)	$183,876

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2018 AND 2017
(UNAUDITED, DOLLARS IN THOUSANDS)

	2018	2017
Cash flows from operating activities
Net income	$5,133	$3,664
Adjustments to reconcile net income to net cash from operating activities
Depreciation	433	445
Provision for loan losses	1,115	366
Amortization (accretion), net	386	388
Writedowns (gains on the sale) of other real estate owned, net	(1,080)	19
Stock compensation expense	27	20
Changes in:
Interest receivable	342	24
Other assets	1,137	849
Interest payable	14	(12)
Other liabilities	(495)	4
Net cash from operating activities	7,012	5,767

Cash flows from investing activities
Net change on time deposits with other banks	-	(250)
Purchases of securities available for sale	(15,527)	(31,087)
Proceeds from maturities and calls of securities available for sale	13,717	15,573
Net change in loans	19,838	(14,936)
Purchases of premises and equipment, net	(346)	(76)
Proceeds from sales of other real estate acquired through foreclosure	7,145	544
Net cash from (used in) investing activities	24,827	(30,232)

Cash flows from financing activities
Net change in deposits	30,514	18,917
Net change in agreements to repurchase securities	(2,517)	(956)
Repayment of other borrowed funds	(750)	(608)
Proceeds from stock option exercises	13	101
Common stock dividends paid	(1,601)	(1,597)
Net cash from financing activities	25,659	15,857

Net change in cash and cash equivalents	57,498	(8,608)

Cash and cash equivalents at beginning of period	82,663	104,718

Cash and cash equivalents at end of period	$140,161	$96,110

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$1,150	$1,125

Loans transferred to real estate acquired through foreclosure	284	353

Securities purchased not yet settled	5,059	-

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Premier Financial Bancorp, Inc. (the Company) and its wholly owned subsidiaries (the "Banks"):

				March 31, 2018
		Year	Total	Net Income
Subsidiary	Location	Acquired	Assets	Qtr
Citizens Deposit Bank & Trust	Vanceburg, Kentucky	1991	$427,514	$1,290
Premier Bank, Inc.	Huntington, West Virginia	1998	1,091,144	4,486
Parent and Intercompany Eliminations			7,125	(643)
Consolidated Total			$1,525,783	$5,133

All significant intercompany transactions and balances have been eliminated.

During the first quarter of 2018, management updated its policies regarding estimation of probable incurred losses.  The updates included incorporating a common estimated loss ratio for all pass credits within a given loan classification, adding an additional qualitative factor for document exceptions on collectively impaired loans, and reallocating the qualitative portion of the allowance to align more closely to the inputs used to determine the qualitative portion.  The previous methodology allocated a higher loss ratio to loans graded "Watch" to estimate a higher credit risk on these loans due to risk downgrades resulting from document exceptions.  Loans graded "Watch" are considered pass credits.  These changes did not have a material impact on the overall allowance for loan losses or the provision for loan losses in the first three months of 2018.

Recently Issued Accounting Pronouncements

In May 2014, FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606). The ASU creates a new topic, Topic 606, to provide guidance on revenue recognition for entities that enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The guidance provides the following steps to achieve the core principle (1) Identify the contract(s) with the customer, (2) Identify the performance obligations in the contract, (3) Determine the transaction price, (4) Allocate the transaction price to the performance obligations in the contract, and (5) Recognize revenue when (or as) the entity satisfies a performance obligation.   Additional disclosures are required to provide quantitative and qualitative information regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new guidance, as amended, is effective for annual reporting periods, and interim reporting periods within those annual periods, beginning after December 15, 2017, including interim periods within those reporting periods.  Management's assessment on revenue recognition by following the five steps resulted in no material changes from the current revenue recognition because the majority of revenues earned by the Company are not within the scope of ASU 2014-09.  Interest income on loans and securities are both excluded from Topic 606, the majority of revenue earned are not subject to the new

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  1 - BASIS OF PRESENTATION - continued

guidance.  Service charges on deposit accounts, debit card interchange fees, and ATM fees are services provided that fall within the scope of Topic 606 and are presented within non-interest income as revenue when the obligation to the customer is satisfied.  Gains on the sale of OREO fall with scope of Topic 606 and are recognized as a credit to non-interest expense as an offset to writedowns of carrying value and losses on the of OREO as permitted.  The Company adopted Topic 606 as of January 1, 2018 with no material change in how revenues are recognized in the Company's financial statements.  Significant items of non-interest income are described below.

Service charges on deposit accounts – Fees are earned from our deposit customers for transaction-based, account maintenance, and overdraft services. Transaction-based fees and overdraft fees are recognized at a point in time, since the customer generally has a right to cancel the depository arrangement at any time. The arrangement is considered a day-to-day contract with ongoing renewals and optional purchases, so the duration of the contract does not extend beyond the services already performed. Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of a month, representing the period over which we satisfy our performance obligation.

Debit card interchange fees - Revenue earned from a portion of the fee charged to merchants for the immediate approval of credit for funds (whether debit or credit card usage) is recognized on a daily cash basis and the commission is paid through Premier's third-party processor.  The revenue is earned on a transaction basis determined by customer activity.  Premier records this revenue on a gross revenue basis and expenses the processing charges incurred as a non-interest expense.

Non-customer ATM fees – Fees charged to non-deposit customers for using bank owned automated teller machines is charged on a transaction basis and withdrawn from the users' deposit account at another financial institution upon completion of the transaction.

Gain on sale of OREO – A gain is recognized upon the sale of OREO when a contract exists between the seller and purchaser and the control of the asset is transferred to the buyer.  The gain is then reported as a reduction of non-interest expense under the heading "Write-downs, expenses, sales of other real estate owned, net."

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.  The ASU makes several targeted improvement modifications to Subtopic 825-10 (1) Require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, (2) Simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment and when an impairment exists, an entity is required to measure the investment at fair value, (3) Eliminate the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  1 - BASIS OF PRESENTATION - continued

required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (4) Use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (5) Present separately in other comprehensive income the portion of the total changes in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option of financial instruments, (6) Require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial instruments, and (7) Clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets.  The Company adopted subtopic 825-10 on January 1, 2018 and resulted in the use of an exit price rather than an entrance price to determine the fair value of loans not measured at fair value on a non-recurring basis.  See footnote 7 for additional information on fair value.

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  2 –SECURITIES

Amortized cost and fair value of investment securities, by category, at March 31, 2018 are summarized as follows:

2018	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
Mortgage-backed securities
U. S. sponsored agency MBS - residential	$205,671	$67	$(5,414)	$200,324
U. S. sponsored agency CMO's - residential	52,720	87	(969)	51,838
Total mortgage-backed securities of government sponsored agencies	258,391	154	(6,383)	252,162
U. S. government sponsored agency securities	17,780	-	(229)	17,551
Obligations of states and political subdivisions	11,403	37	(65)	11,375
Total available for sale	$287,574	$191	$(6,677)	$281,088

Amortized cost and fair value of investment securities, by category, at December 31, 2017 are summarized as follows:

2017	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
Mortgage-backed securities
U. S. sponsored agency MBS - residential	$198,631	$175	$(2,216)	$196,590
U. S. sponsored agency CMO's - residential	51,548	241	(681)	51,108
Total mortgage-backed securities of government sponsored agencies	250,179	416	(2,897)	247,698
U. S. government sponsored agency securities	19,312	1	(179)	19,134
Obligations of states and political subdivisions	11,599	61	(26)	11,634
Total available for sale	$281,090	$478	$(3,102)	$278,466

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  2–SECURITIES - continued

The amortized cost and fair value of securities at March 31, 2018 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available for sale
Due in one year or less	$9,558	$9,536
Due after one year through five years	13,954	13,798
Due after five years through ten years	5,340	5,261
Due after ten years	331	331
Mortgage-backed securities of government sponsored agencies	258,391	252,162
Total available for sale	$287,574	$281,088

There were no sales of securities during the first three months of 2018 and 2017.

Securities with unrealized losses at March 31, 2018 aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S government sponsored agency securities	$7,264	$(42)	$10,287	$(187)	$17,551	$(229)
U.S government sponsored agency MBS – residential	147,730	(3,461)	45,086	(1,953)	192,816	(5,414)
U.S government sponsored agency CMO's – residential	17,519	(184)	16,720	(785)	34,239	(969)
Obligations of states and political subdivisions	4,547	(55)	471	(10)	5,018	(65)
Total temporarily impaired	$177,060	$(3,742)	$72,564	$(2,935)	$249,624	$(6,677)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  2–SECURITIES - continued

Securities with unrealized losses at December 31, 2017 aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

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

The investment portfolio is predominately high credit quality interest-bearing bonds with defined maturity dates backed by the U.S. Government or Government sponsored entities.  The unrealized losses at March 31, 2018 and December 31, 2017 are price changes resulting from changes in the interest rate environment and are considered to be temporary declines in the value of the securities.  Management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery.  Their fair value is expected to recover as the bonds approach their maturity date and/or market conditions improve.

NOTE  3 - LOANS

Major classifications of loans at March 31, 2018 and December 31, 2017 are summarized as follows:

	2018	2017
Residential real estate	$342,258	$338,829
Multifamily real estate	62,500	62,151
Commercial real estate:
Owner occupied	137,215	136,048
Non-owner occupied	217,603	230,702
Commercial and industrial	76,659	78,259
Consumer	27,924	28,293
Construction and land	129,083	139,012
All other	35,516	35,758
	$1,028,758	$1,049,052

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

Activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2018 was as follows:

Loan Class	Balance Dec 31, 2017	Provision (credit) for loan losses	Loans charged-off	Recoveries	Balance March 31, 2018

Residential real estate	$2,986	$(691)	$(49)	$16	$2,262
Multifamily real estate	978	(320)	(11)	-	647
Commercial real estate:
Owner occupied	1,653	164	(2)	1	1,816
Non-owner occupied	2,313	(110)	(16)	-	2,187
Commercial and industrial	1,101	813	(267)	4	1,651
Consumer	328	49	(33)	25	369
Construction and land	2,408	913	(19)	-	3,302
All other	337	297	(67)	39	606
Total	$12,104	$1,115	$(464)	$85	$12,840

Activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2017 was as follows:

Loan Class	Balance Dec 31, 2016	Provision (credit) for loan losses	Loans charged-off	Recoveries	Balance March 31, 2017

Residential real estate	$2,948	$129	$(105)	$5	$2,977
Multifamily real estate	785	(15)	-	-	770
Commercial real estate:
Owner occupied	1,543	32	-	1	1,576
Non-owner occupied	2,350	77	(5)	-	2,422
Commercial and industrial	1,140	(34)	-	23	1,129
Consumer	347	116	(117)	24	370
Construction and land	1,397	34	(123)	10	1,318
All other	326	27	(59)	38	332
Total	$10,836	$366	$(409)	$101	$10,894

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

Purchased Impaired Loans

The Company holds purchased loans for which there was, at their acquisition date, evidence of deterioration of credit quality since their origination and it was probable, at acquisition, that all contractually required payments would not be collected.  The carrying amount of those loans is as follows at March 31, 2018 and December 31, 2017.

	2018	2017
Residential real estate	$1,292	$1,321
Commercial real estate
Owner occupied	1,459	1,508
Commercial and industrial	9	211
Construction and land	1,426	1,450
All other	292	286
Total carrying amount	$4,478	$4,776
Contractual principal balance	$6,234	$6,728

Carrying amount, net of allowance	$4,478	$4,676

For those purchased loans disclosed above, the Company did not increase the allowance for loan losses during the three-months ended March 31, 2018 and March 31, 2017.

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

The accretable yield, or income expected to be collected, on the purchased loans above is as follows at March 31, 2018 and March 31, 2017.

	2018	2017
Balance at January 1	$754	$1,208
New loans purchased	-	-
Accretion of income	(69)	(123)
Loans placed on non-accrual	(41)	-
Reclassifications from non-accretable difference	-	-
Disposals	-	-
Balance at March 31	$644	$1,085

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

Past Due and Non-performing Loans

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of March 31, 2018 and December 31, 2017.  The recorded investment in non-accrual loans is less than the principal owed on non-accrual loans due to discounts applied to the carrying value of the loan at time of their acquisition and interest payments made by the borrower which have been used to reduce the recorded investment in the loan rather than recognized as interest income.

March 31, 2018	Principal Owed on Non-accrual Loans	Recorded Investment in Non-accrual Loans	Loans Past Due Over 90 Days, still accruing

Residential real estate	$3,638	$2,981	$285
Multifamily real estate	2,074	2,061	366
Commercial real estate
Owner occupied	2,732	2,579	-
Non-owner occupied	1,685	1,643	-
Commercial and industrial	1,544	930	2
Consumer	251	223	-
Construction and land	4,805	4,712	25
All other	185	185	-
Total	$16,914	$15,314	$678

December 31, 2017	Principal Owed on Non-accrual Loans	Recorded Investment in Non-accrual Loans	Loans Past Due Over 90 Days, still accruing

Residential real estate	$2,944	$2,422	$869
Multifamily real estate	2,128	2,128	334
Commercial real estate
Owner occupied	2,623	2,483	134
Non-owner occupied	1,862	1,755	85
Commercial and industrial	1,313	544	1,139
Consumer	268	241	-
Construction and land	5,824	5,673	830
Total	$16,962	$15,246	$3,391

Nonaccrual loans and impaired loans are defined differently. Some loans may be included in both categories, and some may only be included in one category.  Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

The following table presents the aging of the recorded investment in past due loans as of March 31, 2018 by class of loans:

Loan Class	Total Loans	30-89 Days Past Due	Greater than 90 days past due	Total Past Due	Loans Not Past Due

Residential real estate	$342,258	$4,919	$1,657	$6,576	$335,682
Multifamily real estate	62,500	2,061	366	2,427	60,073
Commercial real estate:
Owner occupied	137,215	83	1,778	1,861	135,354
Non-owner occupied	217,603	78	-	78	217,525
Commercial and industrial	76,659	1,583	865	2,448	74,211
Consumer	27,924	234	79	313	27,611
Construction and land	129,083	634	812	1,446	127,637
All other	35,516	6	185	191	35,325
Total	$1,028,758	$9,598	$5,742	$15,340	$1,013,418

The following table presents the aging of the recorded investment in past due loans as of December 31, 2017 by class of loans:

Loan Class	Total Loans	30-89 Days Past Due	Greater than 90 days past due	Total Past Due	Loans Not Past Due

Residential real estate	$338,829	$5,242	$1,835	$7,077	$331,752
Multifamily real estate	62,151	-	334	334	61,817
Commercial real estate:
Owner occupied	136,048	311	1,784	2,095	133,953
Non-owner occupied	230,702	12	225	237	230,465
Commercial and industrial	78,259	123	1,611	1,734	76,525
Consumer	28,293	492	87	579	27,714
Construction and land	139,012	144	2,508	2,652	136,360
All other	35,758	-	-	-	35,758
Total	$1,049,052	$6,324	$8,384	$14,708	$1,034,344

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2018:

	Allowance for Loan Losses				Loan Balances
Loan Class	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total

Residential real estate	$-	$2,262	$-	$2,262	$299	$340,667	$1,292	$342,258
Multifamily real estate	151	496	-	647	2,427	60,073	-	62,500
Commercial real estate:
Owner occupied	407	1,409	-	1,816	3,255	132,501	1,459	137,215
Non-owner occupied	86	2,101	-	2,187	9,463	208,140	-	217,603
Commercial and industrial	282	1,369	-	1,651	1,393	75,257	9	76,659
Consumer	-	369	-	369	-	27,924	-	27,924
Construction and land	1,084	2,218		3,302	3,925	123,732	1,426	129,083
All other	-	606	-	606	288	34,936	292	35,516
Total	$2,010	$10,830	$-	$12,840	$21,050	$1,003,230	$4,478	$1,028,758

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2017:

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

The following table presents loans individually evaluated for impairment by class of loans as of March 31, 2018.  The table does not include any loans acquired with deteriorated credit quality.

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Residential real estate	$435	$299	$-
Multifamily real estate	366	366	-
Commercial real estate
Owner occupied	2,381	2,379	-
Non-owner occupied	7,445	7,408	-
Commercial and industrial	1,654	1,099	-
All other	288	288	-
	12,569	11,839	-
With an allowance recorded:
Multifamily real estate	2,073	2,061	151
Commercial real estate
Owner occupied	895	876	407
Non-owner occupied	2,055	2,055	86
Commercial and industrial	306	294	282
Construction and land	4,016	3,925	1,084
	9,345	9,211	2,010
Total	$21,914	$21,050	$2,010

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

The following table presents the average balance of loans individually evaluated for impairment and interest income recognized on these loans for the three months ended March 31, 2018 and March 31, 2017.  The table includes loans acquired with deteriorated credit quality that are still individually evaluated for impairment.

	Three months ended March 31, 2018			Three months ended March 31, 2017
Loan Class	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized

Residential real estate	$303	$-	$-	$356	$1	$1
Multifamily real estate	2,444	9	-	13,620	65	61
Commercial real estate:
Owner occupied	3,284	25	25	2,770	6	6
Non-owner occupied	10,521	136	136	2,161	32	32
Commercial and industrial	1,448	8	8	1,558	7	7
Construction and land	4,799	-	-	9,789	54	54
All other	291	4	4	309	-	-
Total	$23,090	$182	$173	$30,563	$165	$161

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

The following table presents TDR's as of March 31, 2018 and December 31, 2017:

March 31, 2018	TDR's on Non-accrual	Other TDR's	Total TDR's

Residential real estate	$385	$103	$488
Multifamily real estate	2,061	-	2,061
Commercial real estate
Owner occupied	601	1,778	2,379
Non-owner occupied	-	7,861	7,861
Commercial and industrial	50	486	536
Construction and land	3,925	-	3,925
All other	-	288	288
Total	$7,022	$10,516	$17,538

December 31, 2017	TDR's on Non-accrual	Other TDR's	Total TDR's

Residential real estate	$393	$107	$500
Multifamily real estate	2,128	-	2,128
Commercial real estate
Owner occupied	601	1,783	2,384
Non-owner occupied	-	9,904	9,904
Commercial and industrial	56	497	553
Construction and land	3,994	-	3,994
All other	-	293	293
Total	$7,172	$12,584	$19,756

At March 31, 2018, $1,408,000 in specific reserves was allocated to loans that had restructured terms resulting in a provision for loan losses $379,000 for the three months ended March 31, 2018, compared to no provision for loan losses on restructured loans during the three months ended March 31, 2017.  At December 31, 2017, $1,029,000 in specific reserves was allocated to loans that had restructured terms.  There were no commitments to lend additional amounts to these borrowers.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

There were no TDR's that occurred during the three months ended March 31, 2018 and March 31, 2017.

During the three months ended March 31, 2018 and the three months ended March 31, 2017, there were no TDR's for which there as a payment default within twelve months following the modification.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

Credit Quality Indicators:

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as:  current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.  The Company analyzes non-homogeneous loans, such as commercial, commercial real estate, multifamily residential and commercial purpose loans secured by residential real estate, on a monthly basis.  For consumer loans, including consumer loans secured by residential real estate, and smaller balance non-homogeneous loans, the analysis involves monitoring the performing status of the loan.  At the time such loans become past due by 90 days or more, the Company evaluates the loan to determine if a change in risk category is warranted. The Company uses the following definitions for risk ratings:

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

As of March 31, 2018, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

Loan Class	Pass	Special Mention	Substandard	Doubtful	Total Loans

Residential real estate	$331,733	$1,043	$9,481	$1	$342,258
Multifamily real estate	56,527	3,546	2,427	-	62,500
Commercial real estate:
Owner occupied	125,500	5,121	6,594	-	137,215
Non-owner occupied	205,528	1,943	10,132	-	217,603
Commercial and industrial	68,237	4,598	3,824	-	76,659
Consumer	27,563	-	361	-	27,924
Construction and land	117,514	5,310	6,259	-	129,083
All other	34,170	872	474	-	35,516
Total	$966,772	$22,433	$39,552	$1	$1,028,758

As of December 31, 2017, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

Loan Class	Pass	Special Mention	Substandard	Doubtful	Total Loans

Residential real estate	$327,185	$667	$10,976	$1	$338,829
Multifamily real estate	55,084	4,605	2,462	-	62,151
Commercial real estate:
Owner occupied	124,244	4,937	6,867	-	136,048
Non-owner occupied	216,079	2,428	12,195	-	230,702
Commercial and industrial	70,078	5,851	2,330	-	78,259
Consumer	27,889	-	404	-	28,293
Construction and land	126,323	5,460	7,229		139,012
All other	34,468	795	495	-	35,758
Total	$981,350	$24,743	$42,958	$1	$1,049,052

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

These quantitative measures established by regulation to ensure capital adequacy require the Company and Banks to maintain minimum amounts and ratios (set forth in the following tables).  The final rules implementing the Basel Committee on Banking Supervision's capital guidelines for U.S. Banks (Basel III rules) became effective for the Company and Banks on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule by     January 1, 2019.  The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital.  Management believes, as of March 31, 2018, that the Company and the Banks meet all quantitative capital adequacy requirements to which they are subject.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  4- STOCKHOLDERS' EQUITY AND REGULATORY MATTERS - continued

Shown below is a summary of regulatory capital ratios, exclusive of the capital conservation buffer, for the Company:

	Mar 31, 2018	December 31, 2017	Regulatory Minimum Requirements	To Be Considered Well Capitalized
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	14.6%	13.9%	4.5%	6.5%
Tier 1 Capital (to Risk-Weighted Assets)	15.2%	14.4%	6.0%	8.0%
Total Capital (to Risk-Weighted Assets)	16.4%	15.6%	8.0%	10.0%
Tier 1 Capital (to Average Assets)	10.9%	10.7%	4.0%	5.0%

Beginning on January 1, 2016 an additional capital conservation buffer has been added to the minimum regulatory capital ratios under the regulatory framework for prompt corrective action.  The capital conservation buffer will be measured as a percentage of risk weighted assets and will be phased-in over a four year period from 2016 thru 2019. The required capital conservation buffer was 1.25% in 2017, and is 1.875% in 2018.  When fully implemented, the capital conservation buffer will be 2.50% of risk weighted assets over and above the regulatory minimum capital ratios for Common Equity Tier 1 Capital (CET1) to risk weighted assets, Tier 1 Capital to risk weighted assets, and Total Capital to risk weighted assets.  The consequences of not meeting the capital conservation buffer thresholds include restrictions on the payment of dividends, restrictions on the payment of discretionary bonuses, and restrictions on the repurchasing of common shares by the Company.  The capital ratios of the Affiliate Banks and the Company already exceed the new minimum capital ratios plus the fully phased-in 2.50% capital buffer requiring a CET1 Capital to risk weighted assets ratio of at least 7.00%, a Tier 1 Capital to risk weighted assets ratio of at least 8.50%, and a Total Capital to risk weighted assets ratio of at least 10.50%.  The Company's capital conservation buffer was 8.44% at March 31, 2018 and 7.56% at December 31, 2017, well in excess of the fully phased-in 2.50% required by March 31, 2019.

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

On March 21, 2018, 54,300 incentive stock options were granted under the 2012 Long Term Incentive Plan at an exercise price of $18.90, the closing market price of Premier's common stock on the grant date.  These options vest in three equal annual installments ending on March 21, 2021.  On March 15, 2017, 55,500 incentive stock options were granted under the 2012 Long Term Incentive Plan at an exercise price of $19.01, the closing market price of Premier's common stock on the grant date.  These options vest in three equal annual installments ending on March 15, 2020.

Compensation expense of $27,000 was recorded for the first three months of 2018 while $20,000 was recorded for the first three months of 2017.  Stock-based compensation expense related to incentive stock option grants is recognized ratably over the requisite vesting period for all awards. Unrecognized stock-based compensation expense related to stock options totaled $210,000 at March 31, 2018. This unrecognized expense is expected to be recognized over the next 35 months based on the vesting periods of the options.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  6 – EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the earnings per common share and earnings per common share assuming dilution computations for the three months ended March 31, 2018 and 2017 is presented below:

	Three Months Ended March 31,
	2018	2017
Basic earnings per share
Income available to common stockholders	$5,133	$3,664
Weighted average common shares outstanding	10,677,100	10,643,0787
Earnings per share	$0.48	$0.34

Diluted earnings per share
Income available to common stockholders	$5,133	$3,664
Weighted average common shares outstanding	10,677,100	10,643,078
Add dilutive effects of potential additional common stock	62,260	78,390
Weighted average common and dilutive potential common shares outstanding	10,739,360	10,721,468
Earnings per share assuming dilution	$0.48	$0.34

Stock options for 106,050 shares of common stock were not considered in computing diluted earnings per share for the three months ended March 31, 2018 because they were antidilutive.  There were no stock options considered antidilutive for the three months ended 2017.

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

Carrying amount is the estimated fair value for cash and due from banks, Federal funds sold, accrued interest receivable and payable, demand deposits, short-term debt, and deposits that reprice frequently and fully.  Fair values of time deposits with other banks are based on current rates for similar time deposits using the remaining time to maturity.  It was not practicable to determine the fair value of Federal Home Loan Bank stock due to the restrictions placed on its transferability.  For deposits and variable rate deposits with infrequent repricing, fair value is based on discounted cash flows using current market rates applied to the estimated life.  The methodology for the fair value valuation of loans held for investment has been impacted by the adoption of ASU 2016-01.  Fair values for loans had been previously based upon the measured at the entry price notion by using the discounted cash flow or collateral value.  The newly adopted exit price notion uses the same approach but also incorporates additional factors such as using economic factors, credit risk, and market rates and conditions.  The new definition using the exit price focuses on the price that would be received to sell the asset or paid to transfer the liability, not the price that would be paid to acquire the asset or received to assume the liability.  As of March 31, 2018, the technique used by the Company to estimate the exit price of the loan portfolio consists of similar procedures to those used as of December 31, 2017, but with added emphasis on both illiquidity risk and credit risk not captured by the previously applied entry price notion. This credit risk assumption is intended to approximate the fair value that a market participant would realize in a hypothetical orderly transaction. The Company's loan portfolio is initially fair valued using a segmented approach, using the eight categories as disclosed in Note 3 – Loans.

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  7 – FAIR VALUE - continued

The carrying amounts and estimated fair values of financial instruments at March 31, 2018 were as follows:

		Fair Value Measurements at March 31, 2018 Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and due from banks	$124,813	$124,813	$-	$-	$124,813
Time deposits with other banks	2,582	-	2,572	-	2,572
Federal funds sold	15,348	15,348	-	-	15,348
Securities available for sale	281,088	-	281,088	-	281,088
Loans, net	1,015,918	-	-	1,012,776	1,012,776
Federal Home Loan Bank stock	3,185	n/a	n/a	n/a	n/a
Interest receivable	3,701	-	799	2,902	3,701

Financial liabilities
Deposits	$(1,303,195)	$(962,506)	$(334,299)	$-	$(1,296,805)
Securities sold under agreements to repurchase	(20,793)	-	(20,793)	-	(20,793)
Other borrowed funds	(4,250)	-	(4,194)	-	(4,194)
Subordinated debt	(5,383)	-	(5,503)	-	(5,503)
Interest payable	(407)	(8)	(399)	-	(407)

The carrying amounts and estimated fair values of financial instruments at December 31, 2017 were as follows:

		Fair Value Measurements at December 31, 2017 Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and due from banks	$78,005	$78,005	$-	$-	$78,005
Time deposits with other banks	2,582	-	2,581	-	2,581
Federal funds sold	4,658	4,658	-	-	4,658
Securities available for sale	278,466	-	278,466	-	278,466
Loans, net	1,036,948	-	-	1,016,723	1,016,723
Federal Home Loan Bank stock	3,185	n/a	n/a	n/a	n/a
Interest receivable	4,043	-	700	3,343	4,043

Financial liabilities
Deposits	$(1,272,675)	$(929,202)	$(338,291)	$-	$(1,267,493)
Securities sold under agreements to repurchase	(23,310)	-	(23,310)	-	(23,310)
Other borrowed funds	(5,000)	-	(4,955)	-	(4,955)
Subordinated debt	(5,376)	-	(5,439)	-	(5,439)
Interest payable	(393)	(7)	(386)	-	(393)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  7 – FAIR VALUE - continued

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at March 31, 2018 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale
Mortgage-backed securities
U. S. agency MBS - residential	$200,324	$-	$200,324	$-
U. S. agency CMO's - residential	51,838	-	51,838	-
Total mortgage-backed securities of government sponsored agencies	252,162	-	252,162	-
U. S. government sponsored agency securities	17,551	-	17,551	-
Obligations of states and political subdivisions	11,375	-	11,375	-
Total securities available for sale	$281,088	$-	$281,088	$-

		Fair Value Measurements at December 31, 2017 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale
Mortgage-backed securities
U. S. agency MBS - residential	$196,590	$-	$196,590	$-
U. S. agency CMO's	51,108	-	51,108	-
Total mortgage-backed securities of government sponsored agencies	247,698	-	247,698	-
U. S. government sponsored agency securities	19,134	-	19,134	-
Obligations of states and political subdivisions	11,634	-	11,634	-
Total securities available for sale	$278,466	$-	$278,466	$-

There were no transfers between Level 1 and Level 2 during 2018 or 2017.

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  7 – FAIR VALUE - continued

Assets and liabilities measured at fair value on a non-recurring basis at March 31, 2018 are summarized below:

		Fair Value Measurements at March 31, 2018 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Multifamily real estate	$1,910	$-	$-	$1,910
Commercial real estate
Owner occupied	469	-	-	469
Non-owner occupied	1,969	-	-	1,969
Commercial and industrial	12	-	-	12
Construction and land	2,841	-	-	2,841
Total impaired loans	$7,201	$-	$-	$7,201

Other real estate owned:
Residential real estate	$352	$-	$-	$352
Commercial real estate
Owner occupied	175	-	-	175
Non-owner occupied	200	-	-	200
Construction and land	150	-	-	150
Total OREO	$877	$-	$-	$877

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $9,211,000 at March 31, 2018 with a valuation allowance of $2,010,000 and a carrying amount of $9,384,000 at December 31, 2017 with a valuation allowance of $1,502,000 resulting in a provision for loan losses of $707,000 for the three months ended March 31, 2018, compared to a $85,000 provision for loan losses for the three months ended March 31, 2017.  The detail of impaired loans by loan class is contained in Note 3 above.

Other real estate owned measured at fair value less costs to sell, had a net carrying amount of $877,000 which is made up of the outstanding balance of $1,498,000 net of a valuation allowance of $621,000 at March 31, 2018.  There were no write downs during the three months ended March 31, 2018, and $39,000 of write downs during the three months ended March 31, 2017.  At December 31, 2017, other real estate owned had a net carrying amount of $2,641,000, made up of the outstanding balance of $4,082,000, net of a valuation allowance of $1,441,000.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  7 – FAIR VALUE - continued

The significant unobservable inputs related to assets and liabilities measured at fair value on a non-recurring basis at March 31, 2018 are summarized below:

	March 31, 2018	Valuation Techniques	Unobservable Inputs	Range (Weighted Avg)
Impaired loans:
Multifamily real estate	$1,910	sales comparison	adjustment for estimated realizable value	46.0%-46.7% (46.4%)
Commercial real estate
Owner occupied	469	sales comparison	adjustment for estimated realizable value	36.9%-36.9% (36.9%)
Non-owner occupied	1,969	income approach	adjustment for differences in net operating income expectations	67.0%-67.0% (67.0%)
Commercial and industrial	12	sales comparison	adjustment for estimated realizable value	8.0%-8.0% (8.0%)
Construction and land	2,841	sales comparison	adjustment for percentage of completion of construction	38.0%-38.0% (27.7%)
Total impaired loans	$7,201

Other real estate owned:
Residential real estate	$352	sales comparison	adjustment for estimated realizable value	8.8%-50.2% (20.0%)
Commercial real estate
Owner occupied	175	sales comparison	adjustment for estimated realizable value	21.8%-21.8% (21.8%)
Non-owner occupied	200	sales comparison	adjustment for estimated realizable value	58.9%-58.9% (58.9%)
Construction and land	150	sales comparison	adjustment for estimated realizable value	50.3%-50.3% (50.3%)
Total OREO	$877

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  8 – SUBSEQUENT EVENT

On April 18, 2018, Premier Financial Bancorp, Inc. ("Premier") entered into a material definitive merger agreement (the "Merger Agreement") with First Bank of Charleston, Inc. ("First Bank"), a $189 million bank (as of December 31, 2017) headquartered in Charleston, West Virginia whereby Premier will acquire First Bank in exchange for a combination of cash and Premier common stock currently valued at approximately $33.0 million.

Under terms of the definitive agreement, First Bank shareholders will be entitled to a combination of Premier common stock and cash currently valued at approximately $32.00 per First Bank share, or an aggregate value of $33.0 million, including $5.00 per share in cash from Premier and a $5.00 per share special dividend from First Bank.  Under a floating exchange ratio, Premier would issue approximately 1.15 million shares in the acquisition assuming Premier's closing price of $19.73 per share on April 18, 2018.  The transaction, which is subject to satisfaction of various contractual conditions, requires approval by bank regulatory agencies and the shareholders of First Bank and approval of Premier shareholders for the issuance of shares.  The transaction is anticipated to close in the fourth quarter of 2018 with a systems conversion anticipated to be completed soon thereafter.

PREMIER FINANCIAL BANCORP, INC.
MARCH 31, 2018

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

Net income for the three months ended March 31, 2018 was $5,133,000, or $0.48 per diluted share, compared to net income of $3,664,000, or $0.34 per diluted share for the three months ended March 31, 2017.  The increase in income in the first three months of 2018 is largely due to gains on the sale of OREO decreasing non-interest expense, an increase in interest income on loans, an increase in non-interest income, and a decrease in income taxes, all of which more than offset increases in the provision for loan losses and interest expense.  The increase in interest income on loans in the first three months of 2018 is partially due to $553,000 of interest income collected on non-accrual loans liquidated during the first quarter of 2018 compared to $446,000 of interest income collected on non-accrual loans liquidated during the first quarter of 2017.  The provision for loan losses was $1,115,000 during the first three months of 2018, which compares to $366,000 of provision expense recorded during the first three months of 2017.  The decrease in non-interest expense was largely due to $1,080,000 of gains on the sale of OREO properties.  The annualized returns on average common shareholders' equity and average assets were approximately 11.08% and 1.37% for the three months ended March 31, 2018 compared to 8.25% and 0.98% for the same period in 2017.

PREMIER FINANCIAL BANCORP, INC.
MARCH 31, 2018

Net interest income for the quarter ended March 31, 2018 totaled $14.635 million, up $639,000, or 4.6%, from the $13.996 million of net interest income earned in the first quarter of 2017.  Interest income in 2018 increased by $690,000, also a 4.6% increase, largely due to a $499,000, or 3.7%, increase in interest income on loans.  Interest income on loans in the first quarter of 2018 included approximately $533,000 of income recognized from deferred interest and discounts recognized on non-accrual loans that paid off during the quarter compared to approximately $446,000 of interest income of this kind recognized during the first quarter of 2017.  Otherwise, interest income on loans increased by $412,000, or 3.0%, in the first quarter of 2018, largely due to a higher average balance of loans outstanding during the quarter when compared to the first quarter of 2017.  Interest income on investment securities in the first quarter of 2018 increased by $50,000, or 3.5%, largely due to higher average yields although on a lower average balance of investments outstanding during the first quarter of 2018.  Interest income from interest-bearing bank balances and federal funds sold increased by $141,000, or 89.8%, largely due to an increase in the yield on these balances in 2018 resulting from increases in the short-term interest rate policy of the Federal Reserve Board of Governors on a slightly higher average balance outstanding during the first quarter of 2018.
Partially offsetting some of the increase in interest income in the first quarter of 2018 was a $51,000, or again 4.6%, increase in interest expense.  Interest expense on deposits increased by $82,000, or 8.6%, in the first quarter of 2018, primarily due to a higher average rate paid on certificates of deposit during the quarter.  Average interest-bearing deposit balances were down slightly compared to the first quarter of 2017, and the average interest rates paid on savings, NOW and money market accounts were relatively unchanged in 2018 compared to the first quarter of 2017.  However, increases in short-term rates have increased competition for time deposits and the related rates of interest paid on time deposits.  Partially offsetting the increase in interest expense on deposit accounts, interest expense on borrowings in the first quarter of 2018 decreased by $40,000, or 46.0%, largely due to a decrease in outstanding borrowings from scheduled and accelerated principal payments on long-term borrowings at the parent company.  Also adding to the overall increase in interest expense during the first quarter of 2018 was an $8,000, or 11.4%, increase in interest expense on Premier's subordinated debt due to an increase in the variable rate interest rate paid in 2018.  The variable interest rate is indexed to the short-term three-month LIBOR interest rate, which has increased over the past twelve months in conjunction with increases in short-term interest rate policy by the Federal Reserve Board of Governors.
Premier's net interest margin during the first three months of 2018 was 4.29% compared to 4.12% for the same period in 2017.  A portion of the interest income on loans is the result of recognizing deferred interest income on non-accrual loans that paid-off during the period.  Excluding this income, Premier's net interest margin during the first three months of 2018 would have been 4.13% compared to 3.99% for the same period in 2017.  As shown in the table below, Premier's yield earned on federal funds sold and interest-bearing bank balances increased to 1.93% in the first three months of 2018, from the 1.14% earned in the first quarter of 2017.  The average yield earned on securities available for sale and total loans outstanding also increased when compared to the first three months of 2017.  In addition, the average rate paid on interest bearing liabilities increased in the first three months of 2018, due to increases in the average rates paid on interest-bearing deposits, short-term borrowings, other borrowings, and Premier's variable rate subordinated debentures.  The overall effect was to increase Premier's net interest spread by 15 basis points to 4.15% and its net interest margin by 17 basis points to 4.29% in the first three months of 2018 when compared to the first three months of 2017.

PREMIER FINANCIAL BANCORP, INC.
MARCH 31, 2018

Additional information on Premier's net interest income for the first quarter of 2018 and first quarter of 2017 is contained in the following table.

PREMIER FINANCIAL BANCORP, INC.
AVERAGE CONSOLIDATED BALANCE SHEETS
AND NET INTEREST INCOME ANALYSIS

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
Assets
Interest Earning Assets
Federal funds sold and other	$62,579	$298	1.93%	$55,628	$157	1.14%
Securities available for sale
Taxable	265,697	1,408	2.12	278,016	1,345	1.94
Tax-exempt	10,186	59	2.93	13,559	72	3.27
Total investment securities	275,883	1,467	2.15	291,575	1,417	2.00
Total loans	1,045,044	14,034	5.45	1,032,535	13,535	5.32
Total interest-earning assets	1,383,506	15,799	4.63%	1,379,738	15,109	4.45%
Allowance for loan losses	(12,309)			(10,911)
Cash and due from banks	33,797			39,921
Other assets	88,743			82,401
Total assets	$1,493,737			$1,491,149

Liabilities and Equity
Interest-bearing liabilities
Interest-bearing deposits	$943,475	1,031	0.44	$962,909	949	0.40
Short-term borrowings	22,551	8	0.14	23,508	7	0.12
Other borrowings	4,620	47	4.13	8,564	87	4.12
Subordinated debt	5,379	78	5.88	5,345	70	5.31
Total interest-bearing liabilities	976,025	1,164	0.48%	1,000,326	1,113	0.45%
Non-interest bearing deposits	328,527			308,172
Other liabilities	3,802			5,073
Stockholders' equity	185,383			177,578
Total liabilities and equity	$1,493,737			$1,491,149

Net interest earnings		$14,635			$13,996
Net interest spread			4.15%			4.00%
Net interest margin			4.29%			4.12%

PREMIER FINANCIAL BANCORP, INC.
MARCH 31, 2018

Non-interest income increased by $49,000, or 2.4%, to $2,066,000 for the first three months of 2018 compared to the same three months of 2017.  Service charges on deposit accounts increased by $118,000, or 12.1% and electronic banking income (income from debit/credit cards, ATM fees and internet banking charges) increased by $37,000, or 4.7%.  These increases were partially offset by a $35,000 decrease in secondary market mortgage income, $50,000 of proportional start-up costs from an investment in a start-up insurance agency and a $21,000 decrease in other non-interest income.

Non-interest expenses for the first quarter of 2018 totaled $8,989,000, or 2.44% of average assets on an annualized basis, compared to $9,998,000, or 2.72% of average assets for the same period of 2017.  The $1,009,000 decrease in non-interest expenses in 2018 when compared to the first quarter of 2017 is largely due to $1,080,000 of net gains upon the sale of OREO in the first quarter of 2018.  Premier sold approximately $6.1 million of OREO, or approximately 30% of the carrying value held on the books at year-end 2017, and realized $1,080,000 of net gains upon their liquidation.  OREO expenses and writedowns are traditionally included in Premier's total non-interest expenses, so the net gains from these sales reduced non-interest expense in the first quarter of 2018.  Excluding the net OREO gains, non-interest expenses increased by $71,000, or 0.7% in the first quarter of 2018 compared to the first quarter of 2017.   Increases in operating costs include a $261,000 increase in loan collection expenses, an $89,000, or 5.9% increase in occupancy and equipment expense, an $88,000, or 35.5%, increase in professional fees and a $51,000, or 27.0%, increase in taxes not on income.  The unusually high increase in loan collection expenses was primarily due to expenses related to foreclosure on a large multifamily housing unit that was completed in the first quarter of 2018.  These increases were substantially offset by a $192,000, or 3.9%, decrease in staff costs, a $71,000, or 5.4%, decrease in outside data processing, a $70,000, or 26.4%, decrease in core deposit amortization, and a $45,000, or 23.3% decrease in FDIC insurance.  The decrease in staff costs is primarily due to an $108,000, or 2.7%, decrease in salaries and wages (net of deferred loan costs) and an $84,000, or 8.2%, decrease in benefit plan costs, namely employee medical insurance benefits.

Income tax expense was $1,464,000 for the first three months of 2018 compared to $1,985,000 for the first three months of 2017.  The decrease in income tax expense is largely due to the decrease in the corporate income tax rate resulting from the 2017 Tax Cut and Jobs Act.  Premier's effective tax rate for the three months ended March 31, 2018, was 22.2% which compares to the 35.1% effective tax rate for the same period in 2017.

PREMIER FINANCIAL BANCORP, INC.
MARCH 31, 2018

B. Financial Position

Total assets at March 31, 2018 increased by $32.4 million to $1.526 billion from the $1.493 billion at December 31, 2017.  The increase in total assets since year-end is largely due to a $67.8 million increase in interest bearing bank balances, a $10.7 million increase in federal funds sold and a $2.6 million increase in the investment portfolio partially offset by a $21.0 million decrease in cash and due from banks, a $20.3 million decrease in total loans, and a $5.8 million decrease in OREO.  Earning assets increased by $60.8 million from the $1.375 billion at year-end 2017 to end the quarter at $1.436 billion.

Cash and due from banks at March 31, 2018 was $19.8 million, a $21.0 million decrease from the $40.8 million at December 31, 2017.  Interest bearing bank balances increased by $67.8 million from the $39.8 million reported at December 31, 2017 and federal funds sold increased by $10.7 million to $15.3 million at March 31, 2018.  Changes in these highly liquid assets are generally in response to increases in deposits, the demand for deposit withdrawals or the funding of loans or investment purchases, and are part of Premier's management of its liquidity and interest rate risks.  Cash and due from banks decreased by $21.0 million, due to a decrease in reserves required to be kept in non-interest bearing bank accounts under Federal Reserve Regulation D.  These funds were moved to interest-bearing bank balances, improving Premier's overall interest income from short-term investments.  The net $57.5 million increase in these liquid assets during the first three months of 2018 was largely due to an increase in funds from an increase in total deposits and net payoffs on loans during the first three months of 2018.

Securities available for sale totaled $281.1 million at March 31, 2018, a $2.6 million increase from the $278.5 million at December 31, 2017.  The increase was largely due to the purchase of $20.6 million of investment securities, which more than offset $13.7 million of proceeds from monthly principal payments on Premier's mortgage backed securities portfolio and securities that matured or were called during the quarter, and a $3.9 million decrease in market value of securities available for sale. The investment portfolio is predominately high quality residential mortgage backed securities backed by the U.S. Government or Government sponsored agencies.  Any unrealized losses on securities within the portfolio at March 31, 2018 and December 31, 2017 are believed to be price changes resulting from changes in the long-term interest rate environment and management anticipates receiving all principal and interest on these investments as they come due.  Additional details on investment activities can be found in the Consolidated Statements of Cash Flows.

Total loans at March 31, 2018 were $1.029 billion compared to $1.049 billion at December 31, 2017, a decrease of approximately $20.3 million, or 1.9%. The decrease is largely due to payoffs on loans, including expected sizable payoffs from completed construction projects, exceeding new loans generated during the quarter.  Loan payoffs during the first quarter of 2018 included payoffs on $1.8 million of non-accrual loans which resulted in recognizing approximately $527,000 of interest income deferred while the loans were on non-accrual status and $6,000 of remaining purchase discounts associated with the loans.

 Premises and equipment decreased by $87,000, largely due to normal quarterly depreciation of fixed assets exceeding new asset purchases.  Goodwill and other intangible assets decreased by $195,000, due to the amortization of core deposit intangibles.

PREMIER FINANCIAL BANCORP, INC.
MARCH 31, 2018

Deposits totaled $1.303 billion as of March 31, 2018, a $30.5 million, or 2.4%, increase from the $1.273 billion in deposits at December 31, 2017.  The overall increase in deposits is largely due to a $20.4 million, or 6.1%, increase in non-interest bearing deposits and an $12.9 million, or 2.2%, increase in savings and money market deposits.  The increases were partially offset by a $2.8 million, or 0.8%, decrease in certificates of deposits.  Repurchase agreements with corporate and public entity customers decreased in the first quarter of 2018 by $2.5 million, or 10.8%.  Other borrowings decreased by $750,000 since year-end 2017 due to scheduled principal payments plus additional principal payments on Premier's existing borrowings.  Subordinated debentures increased by $7,000, due to amortization of the fair value adjustment.

The following table sets forth information with respect to the Company's nonperforming assets at March 31, 2018 and December 31, 2017.

	(In Thousands)
	2018	2017
Non-accrual loans	$15,314	$15,246
Accruing loans which are contractually past due 90 days or more	678	3,391
Accruing restructured loans	10,512	12,584
Total non-performing loans	26,504	31,221
Other real estate acquired through foreclosure (OREO)	14,185	19,966
Total non-performing assets	$40,689	$51,187

Non-performing loans as a percentage of total loans	2.58%	2.98%

Non-performing assets as a percentage of total assets	2.67%	3.43%

Total non-performing loans have decreased since year-end, largely due to a $2.7 million decrease in accruing loans past due 90 days or more and a $2.1 million decrease in accruing restructured loans.  These decreases in non-performing loans were partially offset by a $68,000 increase in non-accrual loans.  Total non-performing assets have decreased since year-end, largely due to the reduction in non-performing loans plus a $5.8 million decrease in other real estate acquired through foreclosure ("OREO").  Other real estate owned decreased by $5.8 million, or 29.0%, largely due to the sale of two of the three largest OREO properties held, which also generated nearly $1.08 million of profit upon liquidation.

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

PREMIER FINANCIAL BANCORP, INC.
MARCH 31, 2018

Gross charge-offs totaled $464,000 during the first three months of 2018, largely due to commercial and industrial charge-offs.  Any collections on charged-off loans, or partially charged-off loans, would be presented in future financial statements as recoveries of the amounts charged against the allowance.  Recoveries recorded during the first three months of 2018 totaled $85,000, resulting in net charge-offs for the first quarter of 2018 of $379,000.  This compares to $308,000 of net charge-offs recorded in the first quarter of 2017.  The allowance for loan losses at March 31, 2018 was 1.25% of total loans compared to 1.15% at December 31, 2017.  The increase in the ratio is largely due to a decrease in total loans outstanding and an increase in the amount of allowance allocated to loans individually evaluated for impairment.

During the first quarter of 2018, Premier recorded $1,115,000 of provision for loan losses.  This provision compares to $366,000 of provision for loan losses recorded during the same quarter of 2017.  The $749,000 increase in the provision for loan losses recorded during the first quarter of 2018 was primarily to provide for additional identified credit risk on impaired loans in Premier's commercial real estate and construction loan portfolios.  The level of provision expense is determined under Premier's internal analyses of evaluating credit risk.  The provisions for loan losses recorded in 2017 and 2018 were made in accordance with Premier's policies regarding management's estimation of probable incurred losses in the loan portfolio and the adequacy of the allowance for loan losses, which are in accordance with accounting principles generally accepted in the United States of America.  Management updated its policies regarding estimation of probable incurred losses in the first quarter of 2018.  The updates included incorporating a common estimated loss ratio for all pass credits within a given loan classification, adding an additional qualitative factor for document exceptions on collectively impaired loans, and reallocating the qualitative portion of the allowance to align more closely to the inputs used to determine the qualitative portion.  The result was a reduction in the amount of the allowance attributed to collectively impaired residential real estate and multifamily real estate loans and an increase in the amount of allowance attributed to collectively impaired commercial and industrial loans, consumer, construction and all other loans. Future provisions to the allowance for loan losses, positive or negative, will depend on future improvement or deterioration in estimated credit risk in the loan portfolio as well as whether additional payments are received on loans having significant credit risk.  With the concentrations of commercial real estate loans in the Washington, DC, Richmond, Virginia, and Cincinnati, Ohio markets, fluctuations in commercial real estate values will be monitored. Premier also continues to monitor the impact of the decline in the coal mining industry that may have a larger impact in the southern area of West Virginia and the decrease in the level of drilling activity in the oil & gas industry, which may have a larger impact in the central area of West Virginia.  A resulting decline in employment could increase non-performing assets from loans originated in these areas.  In each of the last five years, Premier sold some OREO properties at a gain while other OREO properties have required subsequent write-downs to net realizable values. These factors are considered in determining the adequacy of the allowance for loan losses.  For additional details on the activity in the allowance for loan losses, impaired loans, past due and non-accrual loans and restructured loans, see Note 3 to the consolidated financial statements.

PREMIER FINANCIAL BANCORP, INC.
MARCH 31, 2018

C. Critical Accounting Policies

The Company follows financial accounting and reporting policies that are in accordance with generally accepted accounting principles in the United States of America.  These policies are presented in Note 1 to the consolidated audited financial statements in the Company's annual report on Form 10-K for the year ended December 31, 2017.  Some of these accounting policies, as discussed below, are considered to be critical accounting policies.  Critical accounting policies are those policies that require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  The Company has identified two accounting policies that are critical accounting policies, and an understanding of these policies is necessary to understand the financial statements.  These policies relate to determining the adequacy of the allowance for loan losses and the identification and evaluation of impaired loans.  A detailed description of these accounting policies is contained in the Company's annual report on Form 10-K for the year ended December 31, 2017.  There have been no significant changes in the application of these accounting policies since December 31, 2017.

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

2.	Cash flow generated by repayment of loans and interest.

3.	Arrangements with correspondent banks for purchase of unsecured federal funds.

4.	The sale of securities under repurchase agreements and borrowing from the Federal Home Loan Bank.

5.	Maintenance of an adequate available-for-sale security portfolio. The Company owns $281.1 million of securities at fair value as of March 31, 2018.

PREMIER FINANCIAL BANCORP, INC.
MARCH 31, 2018

The cash flow statements for the periods presented in the financial statements provide an indication of the Company's sources and uses of cash as well as an indication of the ability of the Company to maintain an adequate level of liquidity.

E. Capital

At March 31, 2018, total stockholders' equity of $183.9 million was 12.1% of total assets.  This compares to total stockholders' equity of $183.4 million, or 12.3% of total assets on December 31, 2017.  The increase in stockholders' equity was largely due to the $5.1 million of first quarter net income.   This increase in stockholders' equity was substantially offset by a $3.1 million, net of tax, decrease in the market value of the investment portfolio available for sale and a $0.15 per share cash dividend declared and paid during the first quarter of 2018.

Tier 1 capital totaled $159.3 million at March 31, 2018, which represents a Tier 1 leverage ratio of 10.9%.  This ratio is up from the 10.7% Tier 1 leverage ratio and $156.0 million of Tier 1 capital at December 31, 2017.  The slight increase in the Tier 1 leverage ratio is largely due to the growth in Tier 1 capital exceeding the proportional growth in average total assets at March 31, 2018.

Beginning January 1, 2016 an additional capital conservation buffer has been added to the minimum regulatory capital ratios under the regulatory framework for prompt corrective action.  The capital conservation buffer will be measured as a percentage of risk weighted assets and will be phased-in over a four year period from 2016 thru 2019.  When fully implemented, the capital conservation buffer requirement will be 2.50% of risk weighted assets over and above the regulatory minimum capital ratios for Tier 1 Capital to risk weighted assets, Total Capital to risk weighted assets and Common Equity Tier 1 Capital (CET1) to risk weighted assets.  The consequences of not meeting the capital conservation buffer thresholds include restrictions on the payment of dividends, restrictions on the payment of discretionary bonuses, and restrictions on the repurchase of common shares by the Company.  The capital ratios of the Affiliate Banks and the Company already exceed the new minimum capital ratios plus the fully phased-in 2.50% capital buffer requiring a CET1 Capital to risk-weighted asset ratio of at least 7.00%, a Tier 1 Capital to risk weighted assets ratio of at least 8.50% and a Total Capital to risk weighted assets ratio of at least 10.50%.  At March 31, 2018, the Company's capital conservation buffer was 8.44%, well in excess of the 1.875% required.

Book value per common share was $17.22 at March 31, 2018 and $17.17 at December 31, 2017.  The slight increase in book value per share was largely due to the $0.48 per share earned during the first quarter, partially offset by the $0.15 per share quarterly cash dividend to common shareholders declared and paid during the first quarter of 2018.  Also reducing Premier's book value per share at March 31, 2018 was the $3.1 million of other comprehensive loss for the first three months of 2018 related to the decrease in the market value of investment securities available for sale, which decreased book value by approximately $0.29 per share.

PREMIER FINANCIAL BANCORP, INC.
MARCH 31, 2018

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company currently does not engage in any derivative or hedging activity.  Refer to the Company's 2017 10-K for analysis of the interest rate sensitivity.  The Company believes there have been no significant changes in the interest rate sensitivity since previously reported on the Company's 2017 10-K.

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
MARCH 31, 2018

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	None

Item 1A.	Risk Factors

Please refer to Premier's Annual Report on Form 10-K for the year ended December 31, 2017 for disclosures with respect to Premier's risk factors at December 31, 2017. There have been no material changes since year-end 2017 in the specified risk factors disclosed in the Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	None

Item 3.	Defaults Upon Senior Securities	None

Item 4.	Mine Safety Disclosures	Not Applicable

Item 5.	Other Information	None

Item 6.	Exhibits

 (a) The following exhibits are furnished in accordance with the provisions of Item 601 of Regulation S-K.

2.1
Agreement of Merger between Premier Financial Bancorp, Inc. and First Bank of Charleston, Inc. and Premier Bank, Inc. dated April 18, 2018 filed as Exhibit 2.1 to Form 8-K filed on April 20, 2018 is incorporated herein by reference.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

PREMIER FINANCIAL BANCORP, INC.
MARCH 31, 2018

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PREMIER FINANCIAL BANCORP, INC.

Date: May 10, 2018             /s/ Robert W. Walker
Robert W. Walker
President & Chief Executive Officer

Date: May 10, 2018             /s/ Brien M. Chase
Brien M. Chase
Senior Vice President & Chief Financial Officer