Form 10-Q
period 2018-06-30
PREMIER FINANCIAL BANCORP INC
filed 2018-08-09
CIK 887919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

Common stock, no par value, – 113,368,975 shares outstanding at August 3, 2018

PREMIER FINANCIAL BANCORP, INC.
JUNE 30, 2018

PREMIER FINANCIAL BANCORP, INC.
JUNE 30, 2018

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

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2018 AND DECEMBER 31, 2017
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	(UNAUDITED)
	June 30, 2018	Dec 31, 2017
ASSETS
Cash and due from banks	$22,728	$40,814
Interest bearing bank balances	85,708	37,191
Federal funds sold	3,092	4,658
Cash and cash equivalents	111,528	82,663
Time deposits with other banks	2,582	2,582
Securities available for sale	297,692	278,466
Loans	1,027,653	1,049,052
Allowance for loan losses	(12,982)	(12,104)
Net loans	1,014,671	1,036,948
Federal Home Loan Bank stock, at cost	3,173	3,185
Premises and equipment, net	25,294	23,815
Real estate acquired through foreclosure	14,194	19,966
Interest receivable	3,764	4,043
Goodwill	35,371	35,371
Other intangible assets	2,990	3,375
Other assets	3,041	3,010
Total assets	$1,514,300	$1,493,424

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Non-interest bearing	$358,370	$332,588
Time deposits, $250,000 and over	62,452	63,905
Other interest bearing	873,334	876,182
Total deposits	1,294,156	1,272,675
Securities sold under agreements to repurchase	21,865	23,310
Other borrowed funds	3,800	5,000
Subordinated debt	5,391	5,376
Interest payable	462	393
Other liabilities	3,021	3,315
Total liabilities	1,328,695	1,310,069

Stockholders' equity
Common stock, no par value; 20,000,000 shares authorized; 13,362,796 shares issued and outstanding at June 30, 2018, and 13,345,535 shares issued and outstanding at December 31, 2017	110,727	110,445
Retained earnings	80,872	74,983
Accumulated other comprehensive income (loss)	(5,994)	(2,073)
Total stockholders' equity	185,605	183,355
Total liabilities and stockholders' equity	$1,514,300	$1,493,424

Shares have been adjusted to reflect the 5 for 4 stock split issued on June 8, 2018 to shareholders of record on June 4, 2018.

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest income
Loans, including fees	$13,684	$14,663	$27,718	$28,198
Securities available for sale
Taxable	1,634	1,464	3,042	2,809
Tax-exempt	55	64	114	136
Federal funds sold and other	380	182	678	339
Total interest income	15,753	16,373	31,552	31,482

Interest expense
Deposits	1,197	951	2,228	1,900
Repurchase agreements and other	7	7	15	14
Other borrowings	41	79	88	166
Subordinated debt	89	74	167	144
Total interest expense	1,334	1,111	2,498	2,224

Net interest income	14,419	15,262	29,054	29,258
Provision for loan losses	500	776	1,615	1,142
Net interest income after provision for loan losses	13,919	14,486	27,439	28,116

Non-interest income
Service charges on deposit accounts	1,066	1,089	2,160	2,065
Electronic banking income	892	833	1,709	1,613
Secondary market mortgage income	81	39	113	106
Other	192	173	315	367
	2,231	2,134	4,297	4,151
Non-interest expenses
Salaries and employee benefits	5,043	4,973	9,821	9,943
Occupancy and equipment expenses	1,480	1,449	3,090	2,970
Outside data processing	1,277	1,355	2,526	2,675
Professional fees	399	277	735	525
Taxes, other than payroll, property and income	212	211	452	400
Write-downs, expenses, sales of other real estate owned, net	525	553	(361)	793
Amortization of intangibles	190	251	385	516
FDIC insurance	124	154	272	347
Other expenses	1,208	1,181	2,527	2,233
	10,458	10,404	19,447	20,402
Income before income taxes	5,692	6,216	12,289	11,865
Provision for income taxes	1,317	2,297	2,781	4,282

Net income	$4,375	$3,919	$9,508	$7,583

Net income per share:
Basic	$0.33	$0.29	$0.71	$0.57
Diluted	0.32	0.29	0.71	0.57

Per share data has been adjusted to reflect the 5 for 4 stock split issued on June 8, 2018 to shareholders of record on June 4, 2018.

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$4,375	$3,919	$9,508	$7,583

Other comprehensive income (loss):
Unrealized gains (losses) arising during the period	(1,101)	1,451	(4,963)	3,725
Reclassification of realized amount	-	-	-	-
Net change in unrealized gain (loss) on securities	(1,101)	1,451	(4,963)	3,725
Less tax impact	231	(508)	1,042	(1,304)
Other comprehensive income (loss)	(870)	943	(3,921)	2,421

Comprehensive income	$3,505	$4,862	$5,587	$10,004

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
SIX MONTHS ENDED JUNE 30, 2018
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total
Balances, January 1, 2018	$110,445	$74,983	$(2,073)	$183,355
Net income	-	9,508	-	9,508
Other comprehensive income (loss)	-	-	(3,921)	(3,921)
Cash dividends paid ($0.27 per share)	-	(3,606)	-	(3,606)
Cash in lieu of fractional share for 5 for 4 stock split	-	(13)	-	(13)
Stock options exercised	101	-	-	101
Stock based compensation expense	181	-	-	181
Balances, June 30, 2018	$110,727	$80,872	$(5,994)	$185,605

Per share data has been adjusted to reflect the 5 for 4 stock split issued on June 8, 2018 to shareholders of record on June 4, 2018.

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2018 AND 2017
(UNAUDITED, DOLLARS IN THOUSANDS)

	2018	2017
Cash flows from operating activities
Net income	$9,508	$7,583
Adjustments to reconcile net income to net cash from operating activities
Depreciation	831	879
Provision for loan losses	1,615	1,142
Amortization (accretion), net	668	616
Writedowns (gains on the sale) of other real estate owned, net	(920)	349
Stock compensation expense	181	169
Changes in:
Interest receivable	279	225
Other assets	1,011	294
Interest payable	69	(12)
Other liabilities	(294)	(591)
Net cash from operating activities	12,948	10,654

Cash flows from investing activities
Net change on time deposits with other banks	-	(250)
Purchases of securities available for sale	(57,530)	(43,190)
Proceeds from maturities and calls of securities available for sale	32,574	33,291
Redemption of FHLB stock	12	15
Net change in loans	20,599	(13,077)
Purchases of premises and equipment, net	(2,310)	(305)
Proceeds from sales of other real estate acquired through foreclosure	7,266	1,462
Net cash from (used in) investing activities	611	(22,054)

Cash flows from financing activities
Net change in deposits	21,469	(2,190)
Net change in agreements to repurchase securities	(1,445)	(3,342)
Repayment of other borrowed funds	(1,200)	(1,859)
Proceeds from stock option exercises	101	138
Common stock dividends paid	(3,619)	(3,197)
Net cash from financing activities	15,306	(10,450)

Net change in cash and cash equivalents	28,865	(21,850)

Cash and cash equivalents at beginning of period	82,663	104,718

Cash and cash equivalents at end of period	$111,528	$82,868

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$2,429	$2,236

Cash paid during period for income taxes	1,545	3,632

Loans transferred to real estate acquired through foreclosure	574	600

Premises transferred to other real estate owned	-	71

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Premier Financial Bancorp, Inc. (the Company) and its wholly owned subsidiaries (the "Banks"):

				June 30, 2018
		Year	Total	Net Income
Subsidiary	Location	Acquired	Assets	Qtr	YTD
Citizens Deposit Bank & Trust	Vanceburg, Kentucky	1991	$429,714	$1,394	$2,684
Premier Bank, Inc.	Huntington, West Virginia	1998	1,077,580	3,592	8,078
Parent and Intercompany Eliminations			7,006	(611)	(1,254)
Consolidated Total			$1,514,300	$4,375	$9,508

All significant intercompany transactions and balances have been eliminated.
On June 8, 2018, Premier issued a 5 for 4 stock split to shareholders of record on June 4, 2018.  Each shareholder received 1 additional share of common stock for every 4 shares of common stock already owned on the record date.  Outstanding shares and per share amounts prior to the payment date have been restated to reflect the additional shares issued as a result of the stock split to aid in the comparison to current period results.
During the first three months of 2018, management updated its policies regarding estimation of probable incurred losses.  The updates included incorporating a common estimated loss ratio for all pass credits within a given loan classification, adding an additional qualitative factor for document exceptions on collectively impaired loans, and reallocating the qualitative portion of the allowance to align more closely to the inputs used to determine the qualitative portion.  The previous methodology allocated a higher loss ratio to loans graded "Watch" to estimate a higher credit risk on these loans due to risk downgrades resulting from document exceptions.  Loans graded "Watch" are considered pass credits.  The changes did not have a material impact on the overall allowance for loan losses or the provision for loan losses for the three and six months ended June 30, 2018.

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  1 - BASIS OF PRESENTATION - continued

Management's assessment on revenue recognition by following the five steps resulted in no material changes from the current revenue recognition because the majority of revenues earned by the Company are not within the scope of ASU 2014-09.  As interest income on loans and securities are both excluded from Topic 606, the majority of revenue earned is not subject to the new guidance.  Service charges on deposit accounts, debit card interchange fees, and ATM fees are services provided that fall within the scope of Topic 606 and are presented within non-interest income as revenue when the obligation to the customer is satisfied.  Gains on the sale of OREO fall within the scope of Topic 606 and are recognized as a credit to non-interest expense as an offset to writedowns of carrying value and losses on the sale of OREO, as permitted.  The Company adopted Topic 606 as of January 1, 2018 with no material change in how revenues are recognized in the Company's financial statements.  Significant items of non-interest income are described below.

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.  The ASU makes several targeted improvement modifications to Subtopic 825-10, which (1) Require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, (2) Simplify the impairment assessment of equity investments without readily

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  1 - BASIS OF PRESENTATION - continued

determinable fair values by requiring a qualitative assessment to identify impairment and when an impairment exists, an entity is required to measure the investment at fair value, (3) Eliminate the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (4) Use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (5) Present separately in other comprehensive income the portion of the total changes in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option of financial instruments, (6) Require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial instruments, and (7) Clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets.  The Company adopted subtopic 825-10 on January 1, 2018 which resulted in the use of an exit price rather than an entrance price to determine the fair value of loans not measured at fair value on a non-recurring basis.  See footnote 7 for additional information on fair value.

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  2 –SECURITIES

Amortized cost and fair value of investment securities, by category, at June 30, 2018 are summarized as follows:

2018	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
Mortgage-backed securities
U. S. sponsored agency MBS - residential	$214,588	$50	$(6,170)	$208,468
U. S. sponsored agency CMO's - residential	67,247	36	(1,250)	66,033
Total mortgage-backed securities of government sponsored agencies	281,835	86	(7,420)	274,501
U. S. government sponsored agency securities	14,255	-	(232)	14,023
Obligations of states and political subdivisions	9,189	36	(57)	9,168
Total available for sale	$305,279	$122	$(7,709)	$297,692

Amortized cost and fair value of investment securities, by category, at December 31, 2017 are summarized as follows:

2017	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
Mortgage-backed securities
U. S. sponsored agency MBS - residential	$198,631	$175	$(2,216)	$196,590
U. S. sponsored agency CMO's - residential	51,548	241	(681)	51,108
Total mortgage-backed securities of government sponsored agencies	250,179	416	(2,897)	247,698
U. S. government sponsored agency securities	19,312	1	(179)	19,134
Obligations of states and political subdivisions	11,599	61	(26)	11,634
Total available for sale	$281,090	$478	$(3,102)	$278,466

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  2–SECURITIES - continued

The amortized cost and fair value of securities at June 30, 2018 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available for sale
Due in one year or less	$5,718	$5,692
Due after one year through five years	12,825	12,673
Due after five years through ten years	4,901	4,826
Mortgage-backed securities of government sponsored agencies	281,835	274,501
Total available for sale	$305,279	$297,692

Securities with unrealized losses at June 30, 2018 aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S government sponsored agency securities	$2,005	$(31)	$12,018	$(201)	$14,023	$(232)
U.S government sponsored agency MBS – residential	158,444	(3,866)	48,235	(2,304)	206,679	(6,170)
U.S government sponsored agency CMO – residential	41,235	(417)	15,843	(833)	57,078	(1,250)
Obligations of states and political subdivisions	4,016	(49)	473	(8)	4,489	(57)
Total temporarily impaired	$205,700	$(4,363)	$76,569	$(3,346)	$282,269	$(7,709)

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

The investment portfolio is predominately high credit quality interest-bearing bonds with defined maturity dates backed by the U.S. Government or Government sponsored entities.  The unrealized losses at June 30, 2018 and December 31, 2017 are price changes resulting from changes in the interest rate environment and are considered to be temporary declines in the value of the securities.  Management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery.  Their fair value is expected to recover as the bonds approach their maturity date and/or market conditions improve.

NOTE  3 - LOANS

Major classifications of loans at June 30, 2018 and December 31, 2017 are summarized as follows:

	2018	2017
Residential real estate	$341,157	$338,829
Multifamily real estate	58,154	62,151
Commercial real estate:
Owner occupied	136,795	136,048
Non-owner occupied	223,491	230,702
Commercial and industrial	78,358	78,259
Consumer	27,966	28,293
Construction and land	127,641	139,012
All other	34,091	35,758
	$1,027,653	$1,049,052

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

Activity in the allowance for loan losses by portfolio segment for the six months ended June 30, 2018 was as follows:

Loan Class	Balance Dec 31, 2017	Provision (credit) for loan losses	Loans charged-off	Recoveries	Balance June 30, 2018

Residential real estate	$2,986	$(609)	$(148)	$25	$2,254
Multifamily real estate	978	(410)	(11)	-	557
Commercial real estate:
Owner occupied	1,653	266	(3)	1	1,917
Non-owner occupied	2,313	140	(16)	-	2,437
Commercial and industrial	1,101	976	(504)	26	1,599
Consumer	328	51	(63)	38	354
Construction and land	2,408	864	(19)	-	3,253
All other	337	337	(130)	67	611
Total	$12,104	$1,615	$(894)	$157	$12,982

Activity in the allowance for loan losses by portfolio segment for the six months ended June 30, 2017 was as follows:

Loan Class	Balance Dec 31, 2016	Provision (credit) for loan losses	Loans charged-off	Recoveries	Balance June 30, 2017

Residential real estate	$2,948	$193	$(199)	$31	$2,973
Multifamily real estate	785	552	-	-	1,337
Commercial real estate:
Owner occupied	1,543	(166)	-	241	1,618
Non-owner occupied	2,350	(12)	(4)	-	2,334
Commercial and industrial	1,140	9	(134)	78	1,093
Consumer	347	138	(165)	53	373
Construction and land	1,397	392	(124)	10	1,675
All other	326	36	(140)	70	292
Total	$10,836	$1,142	$(766)	$483	$11,695

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

Activity in the allowance for loan losses by portfolio segment for the three months ended June 30, 2018 was as follows:

Loan Class	Balance March 31, 2018	Provision (credit) for loan losses	Loans charged-off	Recoveries	Balance June 30, 2018

Residential real estate	$2,262	$82	$(99)	$9	$2,254
Multifamily real estate	647	(90)	-	-	557
Commercial real estate:
Owner occupied	1,816	102	(1)	-	1,917
Non-owner occupied	2,187	250	-	-	2,437
Commercial and industrial	1,651	163	(237)	22	1,599
Consumer	369	2	(30)	13	354
Construction and land	3,302	(49)	-	-	3,253
All other	606	40	(63)	28	611
Total	$12,840	$500	$(430)	$72	$12,982

Activity in the allowance for loan losses by portfolio segment for the three months ended June 30, 2017 was as follows:

Loan Class	Balance March 31, 2017	Provision (credit) for loan losses	Loans charged-off	Recoveries	Balance June 30, 2017

Residential real estate	$2,977	$64	$(94)	$26	$2,973
Multifamily real estate	770	567	-	-	1,337
Commercial real estate:
Owner occupied	1,576	(198)	-	240	1,618
Non-owner occupied	2,422	(88)	-	-	2,334
Commercial and industrial	1,129	43	(134)	55	1,093
Consumer	370	22	(48)	29	373
Construction and land	1,313	358	-	-	1,675
All other	332	9	(81)	32	292
Total	$10,894	$776	$(357)	$382	$11,695

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

Purchased Impaired Loans

The Company holds purchased loans for which there was, at their acquisition date, evidence of deterioration of credit quality since their origination and it was probable, at acquisition, that all contractually required payments would not be collected.  The carrying amount of those loans is as follows at June 30, 2018 and December 31, 2017.

	2018	2017
Residential real estate	$1,109	$1,321
Commercial real estate
Owner occupied	1,410	1,508
Commercial and industrial	6	211
Construction and land	1,305	1,450
All other	286	286
Total carrying amount	$4,116	$4,776
Contractual principal balance	$5,765	$6,728

Carrying amount, net of allowance	$4,116	$4,676

For those purchased loans disclosed above, the Company did not increase the allowance for loan losses during the six-months ended June 30, 2018, but did increase the allowance for loan losses by $50,000 during the six-months ended June 30, 2017.

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

The accretable yield, or income expected to be collected, on the purchased loans above is as follows at June 30, 2018 and June 30, 2017.

	2018	2017
Balance at January 1	$754	$1,208
New loans purchased	-	-
Accretion of income	(80)	(206)
Loans placed on non-accrual	(41)	-
Income recognized upon full repayment	(38)	(197)
Reclassifications from non-accretable difference	-	-
Disposals	-	-
Balance at June 30	$595	$805

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

Past Due and Non-performing Loans

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of June 30, 2018 and December 31, 2017.  The recorded investment in non-accrual loans is less than the principal owed on non-accrual loans due to discounts applied to the carrying value of the loan at time of their acquisition and interest payments made by the borrower which have been used to reduce the recorded investment in the loan rather than recognized as interest income.

June 30, 2018	Principal Owed on Non-accrual Loans	Recorded Investment in Non-accrual Loans	Loans Past Due Over 90 Days, still accruing

Residential real estate	$3,907	$3,246	$686
Multifamily real estate	1,984	1,972	-
Commercial real estate
Owner occupied	4,063	3,887	-
Non-owner occupied	1,635	1,573	2,889
Commercial and industrial	1,017	438	47
Consumer	233	205	-
Construction and land	4,803	4,711	27
All other	185	185	6
Total	$17,827	$16,217	$3,655

December 31, 2017	Principal Owed on Non-accrual Loans	Recorded Investment in Non-accrual Loans	Loans Past Due Over 90 Days, still accruing

Residential real estate	$2,944	$2,422	$869
Multifamily real estate	2,128	2,128	334
Commercial real estate
Owner occupied	2,623	2,483	134
Non-owner occupied	1,862	1,755	85
Commercial and industrial	1,313	544	1,139
Consumer	268	241	-
Construction and land	5,824	5,673	830
Total	$16,962	$15,246	$3,391

Nonaccrual loans and impaired loans are defined differently. Some loans may be included in both categories, and some may only be included in one category.  Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

The following table presents the aging of the recorded investment in past due loans as of June 30, 2018 by class of loans:

Loan Class	Total Loans	30-89 Days Past Due	Greater than 90 days past due	Total Past Due	Loans Not Past Due

Residential real estate	$341,157	$5,730	$2,145	$7,875	$333,282
Multifamily real estate	58,154	106	1,972	2,078	56,076
Commercial real estate:
Owner occupied	136,795	249	1,512	1,761	135,034
Non-owner occupied	223,491	989	2,889	3,878	219,613
Commercial and industrial	78,358	56	239	295	78,063
Consumer	27,966	347	82	429	27,537
Construction and land	127,641	4,001	813	4,814	122,827
All other	34,091	-	191	191	33,900
Total	$1,027,653	$11,478	$9,843	$21,321	$1,006,332

The following table presents the aging of the recorded investment in past due loans as of December 31, 2017 by class of loans:

Loan Class	Total Loans	30-89 Days Past Due	Greater than 90 days past due	Total Past Due	Loans Not Past Due

Residential real estate	$338,829	$5,242	$1,835	$7,077	$331,752
Multifamily real estate	62,151	-	334	334	61,817
Commercial real estate:
Owner occupied	136,048	311	1,784	2,095	133,953
Non-owner occupied	230,702	12	225	237	230,465
Commercial and industrial	78,259	123	1,611	1,734	76,525
Consumer	28,293	492	87	579	27,714
Construction and land	139,012	144	2,508	2,652	136,360
All other	35,758	-	-	-	35,758
Total	$1,049,052	$6,324	$8,384	$14,708	$1,034,344

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2018:
	Allowance for Loan Losses				Loan Balances
Loan Class	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total

Residential real estate	$-	$2,254	$-	$2,254	$298	$339,750	$1,109	$341,157
Multifamily real estate	72	485	-	557	1,972	56,182	-	58,154
Commercial real estate:
Owner occupied	400	1,517	-	1,917	3,054	132,331	1,410	136,795
Non-owner occupied	79	2,358	-	2,437	7,564	215,927	-	223,491
Commercial and industrial	64	1,535	-	1,599	539	77,813	6	78,358
Consumer	-	354	-	354	-	27,966	-	27,966
Construction and land	990	2,263		3,253	4,511	121,825	1,305	127,641
All other	-	611	-	611	283	33,522	286	34,091
Total	$1,605	$11,377	$-	$12,982	$18,221	$1,005,316	$4,116	$1,027,653

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

The following table presents loans individually evaluated for impairment by class of loans as of June 30, 2018.  The table does not include any loans acquired with deteriorated credit quality.

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Residential real estate	$434	$298	$-
Commercial real estate
Owner occupied	2,187	2,186	-
Non-owner occupied	5,611	5,557	-
Commercial and industrial	1,005	474	-
All other	284	284	-
	9,521	8,799	-
With an allowance recorded:
Multifamily real estate	1,984	1,972	72
Commercial real estate
Owner occupied	894	868	400
Non-owner occupied	2,007	2,007	79
Commercial and industrial	72	64	64
Construction and land	4,602	4,511	990
	9,559	9,422	1,605
Total	$19,080	$18,221	$1,605

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

The following table presents the average balance of loans individually evaluated for impairment and interest income recognized on these loans for the six months ended June 30, 2018 and June 30, 2017.  The table includes loans acquired with deteriorated credit quality that are still individually evaluated for impairment.

	Six months ended June 30, 2018			Six months ended June 30, 2017
Loan Class	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized

Residential real estate	$302	$-	$-	$345	$1	$1
Multifamily real estate	2,287	11	11	13,611	130	121
Commercial real estate:
Owner occupied	3,208	51	51	3,211	22	22
Non-owner occupied	9,535	241	241	2,079	61	61
Commercial and industrial	1,145	16	16	1,523	101	101
Construction and land	4,703	3	3	8,822	280	277
All other	288	4	4	307	9	9
Total	$21,468	$326	$326	$29,898	$604	$592

The following table presents the average balance of loans individually evaluated for impairment and interest income recognized on these loans for the three months ended June 30, 2018 and June 30, 2017.  The table includes loans acquired with deteriorated credit quality that are still individually evaluated for impairment.

	Three months ended June 30, 2018			Three months ended June 30, 2017
Loan Class	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized

Residential real estate	$299	$-	$-	$328	$-	$-
Multifamily real estate	2,199	1	1	13,596	65	59
Commercial real estate:
Owner occupied	3,154	26	26	3,417	16	16
Non-owner occupied	8,514	105	105	1,932	29	29
Commercial and industrial	966	8	8	1,471	27	27
Construction and land	4,218	3	3	6,900	48	46
All other	286	-	-	305	9	9
Total	$19,636	$143	$143	$27,949	$194	$186

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

The following table presents TDR's as of June 30, 2018 and December 31, 2017:

June 30, 2018	TDR's on Non-accrual	Other TDR's	Total TDR's

Residential real estate	$357	$117	$474
Multifamily real estate	1,972	-	1,972
Commercial real estate
Owner occupied	402	1,784	2,186
Non-owner occupied	-	6,029	6,029
Commercial and industrial	-	474	474
Construction and land	3,925	-	3,925
All other	-	284	284
Total	$6,656	$8,688	$15,344

December 31, 2017	TDR's on Non-accrual	Other TDR's	Total TDR's

Residential real estate	$393	$107	$500
Multifamily real estate	2,128	-	2,128
Commercial real estate
Owner occupied	601	1,783	2,384
Non-owner occupied	-	9,904	9,904
Commercial and industrial	56	497	553
Construction and land	3,994	-	3,994
All other	-	293	293
Total	$7,172	$12,584	$19,756

At June 30, 2018, $1,136,000 in specific reserves was allocated to loans that had restructured terms resulting in a provision for loan losses $163,000 for the six months ended and a negative provision of $216,000 for the three months ended June 30, 2018.  This compares toto no provision for loan losses on restructured loans for the three and six months ended June 30, 2017.  At December 31, 2017, $1,029,000 in specific reserves was allocated to loans that had restructured terms.  There were no commitments to lend additional amounts to these borrowers.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

There were no new TDR's that occurred during the three and six months ended June 30, 2018.

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

During the three and six months ended June 30, 2018 and the three and six months ended June 30, 2017, there were no TDR's for which there as a payment default within twelve months following the modification.

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

As of June 30, 2018, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

Loan Class	Pass	Special Mention	Substandard	Doubtful	Total Loans

Residential real estate	$331,254	$1,120	$8,783	$-	$341,157
Multifamily real estate	51,196	4,986	1,972	-	58,154
Commercial real estate:
Owner occupied	125,261	5,060	6,474	-	136,795
Non-owner occupied	212,252	3,018	8,221	-	223,491
Commercial and industrial	71,370	4,234	2,754	-	78,358
Consumer	27,616	-	350	-	27,966
Construction and land	112,956	8,647	6,038	-	127,641
All other	32,783	838	470	-	34,091
Total	$964,688	$27,903	$35,062	$-	$1,027,653

As of December 31, 2017, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

Loan Class	Pass	Special Mention	Substandard	Doubtful	Total Loans

Residential real estate	$327,185	$667	$10,976	$1	$338,829
Multifamily real estate	55,084	4,605	2,462	-	62,151
Commercial real estate:
Owner occupied	124,244	4,937	6,867	-	136,048
Non-owner occupied	216,079	2,428	12,195	-	230,702
Commercial and industrial	70,078	5,851	2,330	-	78,259
Consumer	27,889	-	404	-	28,293
Construction and land	126,323	5,460	7,229		139,012
All other	34,468	795	495	-	35,758
Total	$981,350	$24,743	$42,958	$1	$1,049,052

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

These quantitative measures established by regulation to ensure capital adequacy require the Company and Banks to maintain minimum amounts and ratios (set forth in the following tables).  The final rules implementing the Basel Committee on Banking Supervision's capital guidelines for U.S. Banks (Basel III rules) became effective for the Company and Banks on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule by     January 1, 2019.  The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital.  Management believes, as of June 30, 2018, that the Company and the Banks meet all quantitative capital adequacy requirements to which they are subject.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  4- STOCKHOLDERS' EQUITY AND REGULATORY MATTERS - continued

Shown below is a summary of regulatory capital ratios, exclusive of the capital conservation buffer, for the Company:

	June 30, 2018	December 31, 2017	Regulatory Minimum Requirements	To Be Considered Well Capitalized
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	14.8%	13.9%	4.5%	6.5%
Tier 1 Capital (to Risk-Weighted Assets)	15.3%	14.4%	6.0%	8.0%
Total Capital (to Risk-Weighted Assets)	16.6%	15.6%	8.0%	10.0%
Tier 1 Capital (to Average Assets)	10.9%	10.7%	4.0%	5.0%

Beginning on January 1, 2016 an additional capital conservation buffer has been added to the minimum regulatory capital ratios under the regulatory framework for prompt corrective action.  The capital conservation buffer will be measured as a percentage of risk weighted assets and will be phased-in over a four year period from 2016 thru 2019. The required capital conservation buffer was 1.25% in 2017, and is 1.875% in 2018.  When fully implemented, the capital conservation buffer will be 2.50% of risk weighted assets over and above the regulatory minimum capital ratios for Common Equity Tier 1 Capital (CET1) to risk weighted assets, Tier 1 Capital to risk weighted assets, and Total Capital to risk weighted assets.  The consequences of not meeting the capital conservation buffer thresholds include restrictions on the payment of dividends, restrictions on the payment of discretionary bonuses, and restrictions on the repurchasing of common shares by the Company.  The capital ratios of the Affiliate Banks and the Company already exceed the new minimum capital ratios plus the fully phased-in 2.50% capital buffer requiring a CET1 Capital to risk weighted assets ratio of at least 7.00%, a Tier 1 Capital to risk weighted assets ratio of at least 8.50%, and a Total Capital to risk weighted assets ratio of at least 10.50%.  The Company's capital conservation buffer was 8.56% at June 30, 2018 and 7.56% at December 31, 2017, well in excess of the fully phased-in 2.50% required by March 31, 2019.

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

On March 21, 2018, 67,875 incentive stock options were granted under the 2012 Long Term Incentive Plan at an exercise price of $15.12, the closing market price of Premier's common stock on the grant date.  These options vest in three equal annual installments ending on March 21, 2021.  On March 15, 2017, 69,375 incentive stock options were granted under the 2012 Long Term Incentive Plan at an exercise price of $15.21, the closing market price of Premier's common stock on the grant date.  These options vest in three equal annual installments ending on March 15, 2020.

On April 25, 2018, 7,500 shares of Premier's common stock were granted to President and CEO, Robert W. Walker as stock-based bonus compensation under the 2012 Long-term Incentive Plan.  The fair value of the stock at the time of the grant was $15.82 per share based upon the closing price of Premier's stock on the date of grant and $119,000 of stock-based compensation was recorded as a result.  On April 19, 2017, 7,500 shares of Premier's common stock were granted to President and CEO, Robert W. Walker as stock-based bonus compensation under the 2012 Long-term Incentive Plan.  The fair value of the stock at the time of the grant was $16.56 per share based upon the closing price of Premier's stock on the date of grant and $124,000 of stock-based compensation was recorded as a result.

Compensation expense of $181,000 was recorded for the first six months of 2018 while $169,000 was recorded for the first six months of 2017.  Stock-based compensation expense related to incentive stock option grants is recognized ratably over the requisite vesting period for all awards. Unrecognized stock-based compensation expense related to stock options totaled $173,000 at June 30, 2018. This unrecognized expense is expected to be recognized over the next 32 months based on the vesting periods of the options.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  6 – EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the earnings per common share and earnings per common share assuming dilution computations for the three and six months ended June 30, 2018 and 2017 is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Basic earnings per share
Income available to common stockholders	$4,375	$3,919	$9,508	$7,583
Weighted average common shares outstanding	13,355,564	13,320,438	13,350,995	13,312,188
Earnings per share	$0.33	$0.29	$0.71	$0.57

Diluted earnings per share
Income available to common stockholders	$4,375	$3,919	$9,508	$7,583
Weighted average common shares outstanding	13,355,564	13,320,438	13,350,995	13,312,188
Add dilutive effects of potential additional common stock	106,593	111,230	91,381	103,925
Weighted average common and dilutive potential common shares outstanding	13,462,157	13,431,668	13,442,376	13,416,113
Earnings per share assuming dilution	$0.32	$0.29	$0.71	$0.57

There were no stock options considered antidilutive for the six months ended June 30, 2018 and 2017.  There were no stock options considered antidilutive for the three months ended June 30, 2018 and 2017.

On June 8, 2018, Premier issued a 5 for 4 stock split to shareholders of record on June 4, 2018.  Each shareholder received 1 additional share of common stock for every 4 shares of common stock already owned on the record date.  Outstanding shares and per share amounts prior to the payment date have been restated to reflect the additional shares issued as a result of the stock split to aid in the comparison to current period results.

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

Carrying amount is the estimated fair value for cash and due from banks, Federal funds sold, accrued interest receivable and payable, demand deposits, short-term debt, and deposits that reprice frequently and fully.  Fair values of time deposits with other banks are based on current rates for similar time deposits using the remaining time to maturity.  It was not practicable to determine the fair value of Federal Home Loan Bank stock due to the restrictions placed on its transferability.  For deposits and variable rate deposits with infrequent repricing, fair value is based on discounted cash flows using current market rates applied to the estimated life.  The methodology for the fair value valuation of loans held for investment has been impacted by the adoption of ASU 2016-01.  Fair values for loans had been previously based upon the measured at the entry price notion by using the discounted cash flow or collateral value.  The newly adopted exit price notion uses the same approach but also incorporates additional factors such as using economic factors, credit risk, and market rates and conditions.  The new definition using the exit price focuses on the price that would be received to sell the asset or paid to transfer the liability, not the price that would be paid to acquire the asset or received to assume the liability.  As of June 30, 2018, the technique used by the Company to estimate the exit price of the loan portfolio consists of similar procedures to those used as of December 31, 2017, but with added emphasis on both illiquidity risk and credit risk not captured by the previously applied entry price notion. This credit risk assumption is intended to approximate the fair value that a market participant would realize in a hypothetical orderly transaction. The Company's loan portfolio is initially fair valued using a segmented approach, using the eight categories as disclosed in Note 3 – Loans.

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  7 – FAIR VALUE - continued

The carrying amounts and estimated fair values of financial instruments at June 30, 2018 were as follows:

		Fair Value Measurements at June 30, 2018 Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and due from banks	$108,436	$108,436	$-	$-	$108,436
Time deposits with other banks	2,582	-	2,569	-	2,569
Federal funds sold	3,092	3,092	-	-	3,092
Securities available for sale	297,692	-	297,692	-	297,692
Loans, net	1,014,671	-	-	1,005,002	1,005,002
Federal Home Loan Bank stock	3,173	n/a	n/a	n/a	n/a
Interest receivable	3,764	-	763	3,001	3,764

Financial liabilities
Deposits	$(1,294,156)	$(954,185)	$(333,058)	$-	$(1,287,243)
Securities sold under agreements to repurchase	(21,865)	-	(21,865)	-	(21,865)
Other borrowed funds	(3,800)	-	(3,747)	-	(3,747)
Subordinated debt	(5,391)	-	(5,500)	-	(5,500)
Interest payable	(462)	(10)	(452)	-	(462)

The carrying amounts and estimated fair values of financial instruments at December 31, 2017 were as follows:

		Fair Value Measurements at December 31, 2017 Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and due from banks	$78,005	$78,005	$-	$-	$78,005
Time deposits with other banks	2,582	-	2,581	-	2,581
Federal funds sold	4,658	4,658	-	-	4,658
Securities available for sale	278,466	-	278,466	-	278,466
Loans, net	1,036,948	-	-	1,016,723	1,016,723
Federal Home Loan Bank stock	3,185	n/a	n/a	n/a	n/a
Interest receivable	4,043	-	700	3,343	4,043

Financial liabilities
Deposits	$(1,272,675)	$(929,202)	$(338,291)	$-	$(1,267,493)
Securities sold under agreements to repurchase	(23,310)	-	(23,310)	-	(23,310)
Other borrowed funds	(5,000)	-	(4,955)	-	(4,955)
Subordinated debt	(5,376)	-	(5,439)	-	(5,439)
Interest payable	(393)	(7)	(386)	-	(393)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  7 – FAIR VALUE - continued

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at June 30, 2018 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale
Mortgage-backed securities
U. S. agency MBS - residential	$208,468	$-	$208,468	$-
U. S. agency CMO's - residential	66,033	-	66,033	-
Total mortgage-backed securities of government sponsored agencies	274,501	-	274,501	-
U. S. government sponsored agency securities	14,023	-	14,023	-
Obligations of states and political subdivisions	9,168	-	9,168	-
Total securities available for sale	$297,692	$-	$297,692	$-

		Fair Value Measurements at December 31, 2017 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale
Mortgage-backed securities
U. S. agency MBS - residential	$196,590	$-	$196,590	$-
U. S. agency CMO's	51,108	-	51,108	-
Total mortgage-backed securities of government sponsored agencies	247,698	-	247,698	-
U. S. government sponsored agency securities	19,134	-	19,134	-
Obligations of states and political subdivisions	11,634	-	11,634	-
Total securities available for sale	$278,466	$-	$278,466	$-

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  7 – FAIR VALUE - continued

Assets and liabilities measured at fair value on a non-recurring basis at June 30, 2018 are summarized below:

		Fair Value Measurements at June 30, 2018 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Multifamily real estate	$1,900	$-	$-	$1,900
Commercial real estate
Owner occupied	468	-	-	468
Non-owner occupied	1,928	-	-	1,928
Construction and land	3,521	-	-	3,521
Total impaired loans	$7,817	$-	$-	$7,817

Other real estate owned:
Residential real estate	$372	$-	$-	$372
Commercial real estate
Owner occupied	175	-	-	175
Non-owner occupied	200	-	-	200
Construction and land	150	-	-	150
Total OREO	$897	$-	$-	$897

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $9,423,000 at June 30, 2018 with a valuation allowance of $1,605,000 and a carrying amount of $9,384,000 at December 31, 2017 with a valuation allowance of $1,502,000.  The change resulted in a provision for loan losses of $520,000 for the six-months ended June 30, 2018, compared to a $763,000 provision for loan losses for the six-months ended June 30, 2017 and a $187,000 decrease in provision for loans losses for the three months ended June 30, 2018, compared to a $678,000 provision for loan losses for the three months ended June 30, 2017.  The detail of impaired loans by loan class is contained in Note 3 above.

Other real estate owned measured at fair value less costs to sell, had a net carrying amount of $897,000 which is made up of the outstanding balance of $1,638,000 net of a valuation allowance of $741,000 at June 30, 2018.  There were $120,000 of write downs during the six months ended June 30, 2018, compared to $363,000 of write downs during the six months ended June 30, 2017. For the three months ended June 30, 2018 there were $120,000 of additional write downs compared to $324,000 of additional write downs during the three months ended June 30, 2017.  At December 31, 2017, other real estate owned had a net carrying amount of $2,641,000, made up of the outstanding balance of $4,082,000, net of a valuation allowance of $1,441,000.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  7 – FAIR VALUE - continued

The significant unobservable inputs related to assets and liabilities measured at fair value on a non-recurring basis at June 30, 2018 are summarized below:

	June 30, 2018	Valuation Techniques	Unobservable Inputs	Range (Weighted Avg)
Impaired loans:
Multifamily real estate	$1,900	sales comparison	adjustment for estimated realizable value	46.7%-46.7% (46.7%)
Commercial real estate
Owner occupied	468	sales comparison	adjustment for estimated realizable value	36.9%-36.9% (36.9%)
Non-owner occupied	1,928	income approach	adjustment for differences in net operating income expectations	67.4%-67.4% (67.4%)
Construction and land	3,521	sales comparison	adjustment for percentage of completion of construction	25.1%-35.8% (34.1%)
Total impaired loans	$7,817

Other real estate owned:
Residential real estate	$372	sales comparison	adjustment for estimated realizable value	9.2%-19.2% (13.5%)
Commercial real estate
Owner occupied	175	sales comparison	adjustment for estimated realizable value	21.8%-21.8% (21.8%)
Non-owner occupied	200	sales comparison	adjustment for estimated realizable value	58.9%-58.9% (58.9%)
Construction and land	150	sales comparison	adjustment for estimated realizable value	50.3%-50.3% (50.3%)
Total OREO	$897

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  8 – PENDING ACQUISITION

On April 18, 2018, Premier Financial Bancorp, Inc. ("Premier") entered into a material definitive merger agreement (the "Merger Agreement") with First Bank of Charleston, Inc. ("First Bank"), a $180 million bank (as of June 30, 2018) headquartered in Charleston, West Virginia whereby Premier will acquire First Bank in exchange for a combination of cash and Premier common stock currently valued at approximately $33.0 million.

Under terms of the definitive agreement, First Bank shareholders will be entitled to a combination of Premier common stock and cash currently valued at approximately $32.00 per First Bank share, or an aggregate value of $33.0 million, including $5.00 per share in cash from Premier and a $5.00 per share special dividend from First Bank.  Under a floating exchange ratio, Premier would issue approximately 1.165 million shares in the acquisition assuming Premier's closing price of $19.51 per share (the weighted average of daily closing trade price of Premier common stock during the 20 consecutive trading days ending on July 23, 2018.)  The transaction, which is subject to satisfaction of various contractual conditions, requires approval by bank regulatory agencies and the shareholders of First Bank and approval of Premier shareholders for the issuance of shares.  Premier's registration statement on Form S-4 became effective on July 27, 2018.  The transaction is anticipated to close in the fourth quarter of 2018 with a systems conversion anticipated to be completed soon thereafter.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
JUNE 30, 2018

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
Net income for the six months ended June 30, 2018 was $9,508,000, or $0.71 per diluted share, compared to net income of $7,583,000, or $0.57 per diluted share, for the six months ended June 30, 2017.   Per share information has been recalculated to reflect a 5 for 4 stock split issued on June 8, 2018 to shareholders of record on June 4, 2018.  The 5 for 4 stock split resulted in the issuance of one additional share for each four shares owned by a shareholder as of the record date.  The increase in income in the first six months of 2018 is largely due to gains on the sale of OREO decreasing non-interest expense, an increase in interest income on investments, an increase in non-interest income, and a decrease in income taxes, all of which more than offset increases in the provision for loan losses and interest expense.  The annualized returns on average common shareholders' equity and average assets were approximately 10.24% and 1.26% for the six months ended June 30, 2018 compared to 8.44% and 1.01% for the same period in 2017.
Net income for the three months ended June 30, 2018 was $4,375,000, or $0.32 per diluted share, compared to net income of $3,919,000, or $0.29 per diluted share for the three months ended June 30, 2017.  The increase in net income during the second quarter of 2018 is largely due to increases in investment income and non-interest income as well as decreases in the provision for loan losses and income tax expense.  The annualized returns on average common shareholders' equity and average assets were approximately 9.41% and 1.16% for the three months ended June 30, 2018 compared to 8.63% and 1.04% for the same period in 2017.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
JUNE 30, 2018

Net interest income for the six months ended June 30, 2018 totaled $29.054 million, a decrease of $204,000, or 0.7%, from the $29.258 million of net interest income earned in the first six months of 2017.  Interest income in 2018 increased by $70,000, or 0.2%, largely due to a $339,000 increase in interest income on interest-bearing bank balances and federal funds sold plus a $211,000 increase in interest income on investments.  These increases more than offset a $480,000, or 1.7%, decrease in interest income on loans.  Interest income on loans in the first six months of 2017 (prior year) included approximately $1,607,000 of income recognized from deferred interest and discounts recognized on loans that paid off during the first six months of 2017 compared to $702,000 of interest income of this kind recognized during the first six months of 2018 (current year).  The loan payoffs in 2017 included both non-accrual loans and performing loans that were once on non-accrual status.  Otherwise, interest income on loans increased by $425,000, or 1.5%, in the first six months of 2018, largely due to a higher average yield on a slightly higher average balance of loans outstanding during 2018 when compared to the first six months of 2017.  Interest income on investment securities in the first six months of 2018 increased by $211,000, or 7.2%, largely due to higher average yields although on a lower average balance of investments outstanding as some surplus funds and maturing investments were used to fund the higher yielding loan portfolio.  Interest income from interest-bearing bank balances and federal funds sold increased by $339,000, or 100%, largely due to an increase in the yield on these balances in 2018 resulting from the Federal Reserve Board of Governors' decisions to increase the federal funds target rate by a total of 75 basis points in the last twelve months, but also due to a higher average balance outstanding during the first six months of 2018.  A portion of the increase in the average balance of these highly liquid earning assets was the result of a decrease in reserves required to be kept in non-interest bearing bank accounts under Federal Reserve Regulation D.  These funds were moved to interest-bearing bank balances, improving Premier's overall interest income from short-term investments.
More than offsetting the increase in interest income in the first six months of 2018 was a $274,000, or 12.3%, increase in interest expense, driven by an increase in interest expense on deposits.  Interest expense on deposits increased by $328,000, or 17.3% in the first half of 2018 due to increases in the average rate paid on certificates of deposit, savings deposits and NOW and money market deposits during the first six months of 2018 compared to the same period in 2017.  While average interest-bearing deposit balances were down $19.9 million, or 2.1%, in the first six months of 2018 compared to the same period of 2017, the average interest rate paid on interest-bearing deposits was up 7 basis points in 2018, from 0.40% in 2017 to 0.47% in 2018.  Increases in short-term rates have increased competition for deposits and time deposits in particular. The related rates of interest paid on time deposits increased by 18 basis points, driving the overall increase in interest expense on deposits in the first half of 2018 when compared to the first half 2017.  Partially offsetting the increase in interest expense on deposits accounts, interest expense on borrowings in the first half of 2018 decreased by $78,000, or 47.0%, largely due to a decrease in outstanding borrowings from scheduled and accelerated principal payments.  Also adding to the overall increase in interest expense during 2018 was a $23,000, or 16.0%, increase in interest expense on Premier's subordinated debt due to an increase in the variable rate interest rate paid in 2018.  The variable interest rate is indexed to the three month London Interbank Offered Rate, which is sensitive to moves in the short-term interest rate market.
Premier's net interest margin during the first six months of 2018 was 4.18% compared to 4.26% for the same period in 2017.  A portion of the interest income on loans in both 2018 and 2017 was the result of recognizing deferred interest income and discounts on loans that paid-off during the period.  Excluding this income, Premier's net interest margin during the first six months of 2018 would have been 4.08% compared to 4.03% for the same period in 2017.  As shown in the table below, Premier's yield earned on federal funds sold and interest bearing bank balances increased to 1.79% in the first six months of 2018, from the 1.26% earned in the first six months of 2017.  The average yield earned on securities available for sale also increased when compared to the first six months of 2017.  However, the average yield earned on the loan portfolio decreased in 2018 due to the higher amounts of deferred interest income and discounts recognized on loans that paid-off during 2017 versus the amounts recognized in 2018.  Further illustrating the increase in interest expense discussed above, the average rate paid on interest-bearing liabilities increased by 7 basis points in the first six months of 2018, as a result of increases in the average rates paid on interest-bearing deposits, short-term borrowings, and Premier's variable rate subordinated debentures.  The overall effect was a decrease Premier's net interest spread by 11 basis points to 4.02% and its net interest margin by 8 basis points to 4.18% in the first six months of 2018 when compared to the first six months of 2017.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
JUNE 30, 2018

Additional information on Premier's net interest income for the six months of 2018 and six months of 2017 is contained in the following table.

PREMIER FINANCIAL BANCORP, INC.
AVERAGE CONSOLIDATED BALANCE SHEETS
AND NET INTEREST INCOME ANALYSIS

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
Assets
Interest Earning Assets
Federal funds sold and other	$76,546	$679	1.79%	$54,253	$339	1.26%
Securities available for sale
Taxable	277,411	3,041	2.19	285,769	2,809	1.97
Tax-exempt	9,772	114	2.95	13,003	136	3.17
Total investment securities	287,183	3,155	2.22	298,772	2,945	2.02
Total loans	1,037,431	27,718	5.39	1,034,407	28,198	5.50
Total interest-earning assets	1,401,160	31,552	4.54%	1,387,432	31,482	4.58%
Allowance for loan losses	(12,635)			(10,962)
Cash and due from banks	27,775			40,419
Other assets	87,015			81,444
Total assets	$1,503,315			$1,498,333

Liabilities and Equity
Interest-bearing liabilities
Interest-bearing deposits	$946,276	2,228	0.47	$966,214	1,900	0.40
Short-term borrowings	21,025	15	0.14	22,374	14	0.13
Other borrowings	4,328	88	4.10	8,111	166	4.13
Subordinated debt	5,382	167	6.26	5,350	144	5.43
Total interest-bearing liabilities	977,011	2,498	0.52%	1,002,049	2,224	0.45%
Non-interest bearing deposits	336,802			312,031
Other liabilities	3,860			4,604
Stockholders' equity	185,642			179,649
Total liabilities and equity	$1,503,315			$1,498,333

Net interest earnings		$29,054			$29,258
Net interest spread			4.02%			4.13%
Net interest margin			4.18%			4.26%

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
JUNE 30, 2018

Additional information on Premier's net interest income for the second quarter of 2018 and second quarter of 2017 is contained in the following table.

PREMIER FINANCIAL BANCORP, INC.
AVERAGE CONSOLIDATED BALANCE SHEETS
AND NET INTEREST INCOME ANALYSIS

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
Assets
Interest Earning Assets
Federal funds sold and other	$90,360	$381	1.69%	$52,893	$182	1.38%
Securities available for sale
Taxable	288,996	1,633	2.26	293,437	1,464	2.00
Tax-exempt	9,363	55	2.97	12,453	64	3.16
Total investment securities	298,359	1,688	2.28	305,890	1,528	2.04
Total loans	1,029,901	13,684	5.33	1,036,258	14,663	5.68
Total interest-earning assets	1,418,620	15,753	4.46%	1,395,041	16,373	4.72%
Allowance for loan losses	(12,957)			(11,012)
Cash and due from banks	21,819			40,912
Other assets	85,306			80,497
Total assets	$1,512,788			$1,505,438

Liabilities and Equity
Interest-bearing liabilities
Interest-bearing deposits	$949,046	1,197	0.51	$969,483	951	0.39
Short-term borrowings	19,516	7	0.14	21,252	7	0.13
Other borrowings	4,039	41	4.07	7,663	79	4.14
Subordinated debentures	5,385	89	6.63	5,355	74	5.54
Total interest-bearing liabilities	977,986	1,334	0.55%	1,003,753	1,111	0.44%
Non-interest bearing deposits	344,986			315,848
Other liabilities	3,918			4,140
Stockholders' equity	185,898			181,697
Total liabilities and equity	$1,512,788			$1,505,438

Net interest earnings		$14,419			$15,262
Net interest spread			3.91%			4.28%
Net interest margin			4.08%			4.40%

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
JUNE 30, 2018

Net interest income for the quarter ended June 30, 2018 totaled $14.419 million, down $843,000, or 5.5%, from the $15.262 million of net interest income earned in the second quarter of 2017.  Interest income in 2018 decreased by $620,000, or 3.8%, largely due to a $979,000, or 6.7%, decrease in interest income on loans.  Interest income on loans in the second quarter of 2017 (prior year) included approximately $1,161,000 of income recognized from deferred interest and discounts recognized on loans that paid off during the quarter compared to only $169,000 of interest income of this kind recognized during the second quarter of 2018 (current year).  Otherwise, interest income on loans was relatively consistent and increased by $13,000, or 0.1%, in the second quarter of 2018, largely due to a higher average yield on a slightly lower average balance of loans outstanding during the quarter when compared to the second quarter of 2017.  Interest income on investment securities in the second quarter of 2018 increased by $161,000, or 10.5%, largely due to higher average yields although on a lower average balance of investments outstanding during the second quarter of 2018.  Interest income from interest-bearing bank balances and federal funds sold increased by $198,000, or 109%, due to an increase in the yield on these balances in 2018 resulting from increases in the short-term interest rate policy of the Federal Reserve Board of Governors on a higher average balance outstanding during the second quarter of 2018.
Partially offsetting the increase in interest income from investments and interest-bearing bank balances in the second quarter of 2018 was a $223,000, or 20.1%, increase in interest expense.  Interest expense on deposits increased by $246,000, or 25.9%, in the second quarter of 2018, due to increases in the average rate paid on certificates of deposit, savings deposits and NOW and money market deposits during the quarter.  Average interest-bearing deposit balances were down $20.4 million, or 2.1%, compared to the second quarter of 2017, while the average interest rate paid on interest-bearing deposits was up 12 basis points in 2018, from 0.39% in the second quarter of 2017 to 0.51% in the second quarter of 2018.  Increases in short-term rates have increased competition for deposits and time deposits in particular. The related rates of interest paid on time deposits increased by 23 basis points, driving the overall increase in interest expense on deposits in the second quarter of 2018 when compared to the second quarter of 2017.  Partially offsetting the increase in interest expense on deposit accounts, interest expense on borrowings in the second quarter of 2018 decreased by $38,000, or 48.1%, largely due to a decrease in outstanding borrowings from scheduled and accelerated principal payments on long-term borrowings at the parent company.  Also adding to the overall increase in interest expense during the second quarter of 2018 was a $15,000, or 20.3%, increase in interest expense on Premier's subordinated debt due to an increase in the variable rate interest rate paid in 2018.  The variable interest rate is indexed to the short-term three-month LIBOR interest rate, which has increased over the past twelve months in conjunction with increases in short-term interest rate policy by the Federal Reserve Board of Governors.
Premier's net interest margin during the second quarter of 2018 was 4.08% compared to 4.40% for the same period in 2017.  A portion of the interest income on loans in both 2018 and 2017 was the result of recognizing deferred interest income and discounts on loans that paid-off during the period.  Excluding this income, Premier's net interest margin during the second quarter of 2018 would have been 4.03% compared to 4.06% for the same period in 2017.  As shown in the table above, Premier's yield earned on federal funds sold and interest bearing bank balances increased to 1.69% in the second quarter of 2018, from the 1.38% earned in the second quarter of 2017.  The average yield earned on securities available for sale also increased when compared to the second quarter of 2017.  However, the average yield earned on the loan portfolio decreased in 2018 due to the higher amounts of deferred interest income and discounts recognized on loans that paid-off during 2017 versus the amounts recognized in 2018.  Further illustrating the increase in interest expense discussed above, the average rate paid on interest-bearing liabilities increased by 11 basis points in the second quarter of 2018, as a result of increases in the average rates paid on interest-bearing deposits, short-term borrowings, and Premier's variable rate subordinated debentures.  The overall effect was a decrease Premier's net interest spread by 37 basis points to 3.91% and its net interest margin by 32 basis points to 4.08% in the second quarter of 2018 when compared to the second quarter of 2017.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
JUNE 30, 2018

Non-interest income increased by $146,000, or 3.5%, to $4,297,000 for the first six months of 2018 compared to the same period of 2017.  Service charges on deposit accounts increased by $95,000, or 4.6% and electronic banking income (income from debit/credit cards, ATM fees and internet banking charges) increased by $96,000, or 6.0%.  Service charges on deposit accounts increased largely due to an increase in customer overdraft activity, particularly in the first quarter of 2018, while electronic banking income increased primarily due to an increase in income from debit card transaction activity and non-customer ATM fees.  Secondary market mortgage income increased by $7,000, or 6.6%, largely due an increase in the level of home purchasing and refinancing activity in Premier's markets.  Partially offsetting these increases was a $52,000, or 14.2%, decrease in other non-interest income, largely due to decreased revenue from checkbook sales and wire fees plus proportional start-up costs from an investment in a start-up insurance agency in 2018.
For the quarter ending June 30, 2018, non-interest income increased by $97,000, or 4.5%, to $2,231,000 compared to $2,134,000 recognized during the same quarter of 2017.  Electronic banking income increased by $59,000, or 7.1%, and secondary market mortgage income increased by $42,000, or 108%.  Electronic banking income increased primarily due to an increase in income from debit card transaction activity and an increase in revenue from non-customer use of bank owned automated teller machines.  Secondary market mortgage income increased largely due an increase in the level of home purchasing and refinancing activity in Premier's markets.  Partially offsetting these increases was a $23,000, or 2.1%, decrease in service charges on deposit accounts, largely due to a decrease in revenue from monthly account maintenance fees.  Lastly, other non-interest income increased by $19,000, or 11.0%, in the second quarter of 2018, due to $25,000 of proportional revenue recognized in 2018 from an investment in a start-up insurance agency.
Non-interest expenses for the first six months of 2018 totaled $19.45 million, or 2.59% of average assets on an annualized basis, compared to $20.40 million, or 2.75% of average assets for the same period of 2017.  The $955,000, or 4.7%, decrease in non-interest expenses in 2018 when compared to the first six months of 2017 is largely due to $920,000 of net gains upon the sale of OREO in the first six months of 2018.  Premier sold approximately $6.3 million of OREO, or approximately 31.5% of the carrying value held on the books at year-end 2017, and realized $919,000 of net gains upon their liquidation.  OREO expenses and write-downs are traditionally included in Premier's total non-interest expenses, so the net gains from these sales reduced non-interest expense in the first six months of 2018.  Excluding the net OREO gains, non-interest expenses decreased by $36,000, or 0.2% in the first six months of 2018 compared to the first six months of 2017.  Other non-interest expenses decreased due in large part to a $149,000, or 5.6% decrease in data processing costs, a $131,000, or 25.4% decrease in core deposit amortization, a $122,000, or 1.2% decrease in staff costs, and a $75,000, or 21.6% decrease in FDIC expense.  These decreases in non-interest expense were partially offset by $258,000, or 93.5% increase in collection related expenses incurred as well as a $210,000, or 40.0% increase in professional fees.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
JUNE 30, 2018

Non-interest expenses for the second quarter of 2018 totaled $10.46 million, or 2.77% of average assets on an annualized basis, compared to $10.40 million, or 2.77% of average assets for the same period of 2017.  The $54,000, or 0.5%, increase in non-interest expenses in the second quarter of 2018 when compared to the second quarter of 2017 is largely due to a $122,000, or 44.0%, increase in professional fees, a $70,000, or 1.4%, increase in staff costs, and a $31,000, or 2.1% increase in occupancy and equipment expense. Professional fees increased largely due to costs incurred related to the acquisition of First Bank of Charleston.   Staff costs expense increased largely due to a $135,000, or 3.4%, increase in salaries and wages (net of deferred loan costs) partially offset by a $65,000, or 6.7%, decrease in benefit plan costs, namely employee medical insurance benefits.  These increases were partially offset by a $78,000, or 5.8%, decrease in data processing costs, a $61,000, or 24.3%, decrease in core deposit amortization, a $30,000, or 19.5% decrease in FDIC insurance, and a $28,000, or 5.1%, decrease in OREO expenses and write-downs.  Data processing costs decreased largely due to a decrease in ATM processing expense.
Income tax expense was $2,781,000 for the first six months of 2018 compared to $4,282,000 for the first six months of 2017.  The effective tax rate for the six months ended June 30, 2018 was 22.6% compared to 36.1% for the same period in 2017.  For the quarter ended June 30, 2018, income tax expense was $1,317,000, a 23.1% effective tax rate, compared to $2,297,000 (a 37.0% effective tax rate) for the same period in 2017.  The decrease in income tax expense during the first six months of 2018 can be primarily attributed to the decrease in the corporate income tax rate resulting from the 2017 Tax Cut and Jobs Act.  Similarly, the decrease in income tax expense during the second quarter of 2018 when compared to the same quarter of 2017 can also be primarily attributed to the decrease in the corporate income tax rate resulting from the 2017 Tax Cut and Jobs Act.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
JUNE 30, 2018

B. Financial Position

Total assets at June 30, 2018 increased by $21.1 million to $1.515 billion from the $1.493 billion at December 31, 2017.  The increase in total assets since year-end is largely due to a $48.5 million increase in interest bearing bank balances and a $19.2 million increase in the investment portfolio partially offset by a $21.4 million decrease in total loans, an $18.1 million decrease in cash and due from banks, and a $5.8 million decrease in OREO.  Earning assets increased by $44.8 million from the $1.375 billion at year-end 2017 to end the quarter at $1.420 billion.

Cash and due from banks at June 30, 2018 was $22.7 million, an $18.1 million decrease from the $40.8 million at December 31, 2017.  Interest bearing bank balances increased by $48.5 million from the $39.8 million reported at December 31, 2017.  Federal funds sold decreased by $1.6 million to $3.1 million at June 30, 2018.  Changes in these highly liquid assets are generally in response to increases in deposits, the demand for deposit withdrawals or the funding of loans or investment purchases, and are part of Premier's management of its liquidity and interest rate risks.  Cash and due from banks decreased by $18.1 million, due to a decrease in reserves required to be kept in non-interest bearing bank accounts under Federal Reserve Regulation D.  These funds were moved to interest-bearing bank balances, improving Premier's overall interest income from short-term investments.  The net $28.9 million increase in these liquid assets during the first six months of 2018 was largely due to an increase in funds from an increase in total deposits and net payoffs on loans.

Securities available for sale totaled $297.7 million at June 30, 2018, a $19.2 million increase from the $278.5 million at December 31, 2017.  The increase was largely due to the purchase of $57.5 million of investment securities, which more than offset $32.6 million of proceeds from monthly principal payments on Premier's mortgage backed securities portfolio and securities that matured or were called during the quarter, and a $5.0 million decrease in market value of securities available for sale. The investment portfolio is predominately high quality residential mortgage backed securities backed by the U.S. Government or Government sponsored agencies.  Any unrealized losses on securities within the portfolio at June 30, 2018 and December 31, 2017 are believed to be price changes resulting from changes in the long-term interest rate environment and management anticipates receiving all principal and interest on these investments as they come due.  Additional details on investment activities can be found in the Consolidated Statements of Cash Flows.

Total loans at June 30, 2018 were $1.028 billion compared to $1.049 billion at December 31, 2017, a decrease of approximately $21.4 million, or 2.0%. The decrease is largely due to payoffs on loans, including expected sizable payoffs from completed construction projects, exceeding new loans generated during the quarter.  Loan payoffs during the first half of 2018 included payoffs on $1.8 million of non-accrual loans which resulted in recognizing approximately $597,000 of interest income deferred while the loans were on non-accrual status and $105,000 of remaining purchase discounts associated with the loans.

 Premises and equipment increased by $1.5 million, largely due to the purchase of a new branch in Huntington, West Virginia.  Goodwill and other intangible assets decreased by $385,000, due to the amortization of core deposit intangibles.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
JUNE 30, 2018

Deposits totaled $1.294 billion as of June 30, 2018, a $21.5 million, or 1.7%, increase from the $1.273 billion in deposits at December 31, 2017.  The overall increase in deposits is largely due to a $25.8 million, or 7.8%, increase in non-interest bearing deposits.  The increases were partially offset by a $3.5 million, or 1.0%, decrease in certificates of deposits and a $799,000, or 0.3%, decrease in savings and money market deposits.  Repurchase agreements with corporate and public entity customers decreased in the first half of 2018 by $1.4 million, or 6.2%.  Other borrowings decreased by $1.2 million since year-end 2017 due to scheduled principal payments plus additional principal payments on Premier's existing borrowings.  Subordinated debentures increased by $15,000, due to amortization of the fair value adjustment.

The following table sets forth information with respect to the Company's nonperforming assets at June 30, 2018 and December 31, 2017.

	(In Thousands)
	2018	2017
Non-accrual loans	$16,217	$15,246
Accruing loans which are contractually past due 90 days or more	3,655	3,391
Accruing restructured loans	8,688	12,584
Total non-performing loans	28,560	31,221
Other real estate acquired through foreclosure (OREO)	14,194	19,966
Total non-performing assets	$42,754	$51,187

Non-performing loans as a percentage of total loans	2.78%	2.98%

Non-performing assets as a percentage of total assets	2.82%	3.43%

Total non-performing loans have decreased since year-end, due to the $3.9 million decrease in accruing restructured loans.  The decrease in non-performing loans was partially offset by a $971,000 increase in non-accrual loans and a $264,000 increase in accruing loans past due 90 days or more.  Total non-performing assets have decreased since year-end, largely due to the reduction in non-performing loans plus a $5.8 million decrease in other real estate acquired through foreclosure ("OREO").  Other real estate owned decreased by $5.8 million, or 28.9%, largely due to the sale of two of the three largest OREO properties held, which also generated nearly $1.08 million of profit upon liquidation.

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

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
JUNE 30, 2018

Gross charge-offs totaled $894,000 during the first six months of 2018, largely due to commercial and industrial charge-offs.  Any collections on charged-off loans, or partially charged-off loans, would be presented in future financial statements as recoveries of the amounts charged against the allowance.  Recoveries recorded during the first six months of 2018 totaled $157,000, resulting in net charge-offs for the first six months of 2018 of $737,000.  The increase was primarily due to two commercial and industrial loan relationships charged-off in 2018 that were previously identified as impaired.  This compares to $283,000 of net charge-offs recorded in the first six months of 2017.  The allowance for loan losses at June 30, 2018 was 1.25% of total loans compared to 1.15% at December 31, 2017.  The increase in the ratio is largely due to a decrease in total loans outstanding and an increase in the amount of allowance allocated to loans individually evaluated for impairment.

During the first six months of 2018, Premier recorded $1,615,000 of provision for loan losses.  This provision compares to $1,142,000 of provision for loan losses recorded during the same six months of 2017.  The $473,000 increase in the provision for loan losses recorded during the first six months of 2018 was primarily to provide for additional identified credit risk on impaired loans in Premier's commercial real estate and construction loan portfolios.  The level of provision expense is determined under Premier's internal analyses of evaluating credit risk.  The provisions for loan losses recorded in 2017 and 2018 were made in accordance with Premier's policies regarding management's estimation of probable incurred losses in the loan portfolio and the adequacy of the allowance for loan losses, which are in accordance with accounting principles generally accepted in the United States of America.  Management updated its policies regarding estimation of probable incurred losses in the first quarter of 2018.  The updates included incorporating a common estimated loss ratio for all pass credits within a given loan classification, adding an additional qualitative factor for document exceptions on collectively impaired loans, and reallocating the qualitative portion of the allowance to align more closely to the inputs used to determine the qualitative portion.  The result was a reduction in the amount of the allowance attributed to collectively impaired residential real estate and multifamily real estate loans and an increase in the amount of allowance attributed to collectively impaired commercial and industrial loans, consumer, construction, and all other loans. Future provisions to the allowance for loan losses, positive or negative, will depend on future improvement or deterioration in estimated credit risk in the loan portfolio as well as whether additional payments are received on loans having significant credit risk.  With the concentrations of commercial real estate loans in the Washington, DC, Richmond, Virginia, and Cincinnati, Ohio markets, fluctuations in commercial real estate values will be monitored. Premier also continues to monitor the impact of the decline in the coal mining industry that may have a larger impact in the southern area of West Virginia and the decrease in the level of drilling activity in the oil & gas industry, which may have a larger impact in the central area of West Virginia.  A resulting decline in employment could increase non-performing assets from loans originated in these areas.  In each of the last five years, Premier sold some OREO properties at a gain while other OREO properties have required subsequent write-downs to net realizable values. These factors are considered in determining the adequacy of the allowance for loan losses.  For additional details on the activity in the allowance for loan losses, impaired loans, past due and non-accrual loans, and restructured loans, see Note 3 to the consolidated financial statements.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
JUNE 30, 2018

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

2.	Cash flow generated by repayment of loans and interest.

3.	Arrangements with correspondent banks for purchase of unsecured federal funds.

4.	The sale of securities under repurchase agreements and borrowing from the Federal Home Loan Bank.

5.	Maintenance of an adequate available-for-sale security portfolio. The Company owns $297.7 million of securities at fair value as of June 30, 2018.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
JUNE 30, 2018

The cash flow statements for the periods presented in the financial statements provide an indication of the Company's sources and uses of cash as well as an indication of the ability of the Company to maintain an adequate level of liquidity.

E. Capital

At June 30, 2018, total stockholders' equity of $185.6 million was 12.3% of total assets.  This compares to total stockholders' equity of $183.4 million, or 12.3% of total assets on December 31, 2017.  The increase in stockholders' equity was largely due to the $9.5 million of net income for the first six months of 2018.  This increase in stockholders' equity was substantially offset by a $3.9 million, net of tax, decrease in the market value of the investment portfolio available for sale and $0.27 per share cash dividends declared and paid during the first six months of 2018.

Tier 1 capital totaled $162.1 million at June 30, 2018, which represents a Tier 1 leverage ratio of 10.9%.  This ratio is up from the 10.7% Tier 1 leverage ratio and $156.0 million of Tier 1 capital at December 31, 2017.  The slight increase in the Tier 1 leverage ratio is largely due to the growth in Tier 1 capital exceeding the proportional growth in average total assets at June 30, 2018.

Beginning January 1, 2016 an additional capital conservation buffer has been added to the minimum regulatory capital ratios under the regulatory framework for prompt corrective action.  The capital conservation buffer will be measured as a percentage of risk weighted assets and will be phased-in over a four year period from 2016 thru 2019.  When fully implemented, the capital conservation buffer requirement will be 2.50% of risk weighted assets over and above the regulatory minimum capital ratios for Tier 1 Capital to risk weighted assets, Total Capital to risk weighted assets and Common Equity Tier 1 Capital (CET1) to risk weighted assets.  The consequences of not meeting the capital conservation buffer thresholds include restrictions on the payment of dividends, restrictions on the payment of discretionary bonuses, and restrictions on the repurchase of common shares by the Company.  The capital ratios of the Affiliate Banks and the Company already exceed the new minimum capital ratios plus the fully phased-in 2.50% capital buffer requiring a CET1 Capital to risk-weighted asset ratio of at least 7.00%, a Tier 1 Capital to risk weighted assets ratio of at least 8.50% and a Total Capital to risk weighted assets ratio of at least 10.50%.  At June 30, 2018, the Company's capital conservation buffer was 8.56%, well in excess of the 1.875% required.

Book value per common share was $13.89 at June 30, 2018 and $13.74 at December 31, 2017.  Adding to Premier's book value per share in the first six months of 2018 was the $0.71 per share earned during the period partially offset by the $0.27 per share in total quarterly cash dividends to common shareholders declared and paid during the first six months of 2018.  Also reducing Premier's book value per share at June 30, 2018 was the $3.9 million of other comprehensive loss for the first six months of 2018 related to the decrease in the market value of investment securities available for sale, which decreased book value by approximately $0.29 per share.

PREMIER FINANCIAL BANCORP, INC.
JUNE 30, 2018

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
JUNE 30, 2018

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

2.1    First Amendment of the Agreement of Merger between Premier Financial Bancorp, Inc. and First Bank of Charleston, Inc. and Premier Bank, Inc. dated June 29, 2018 filed as Exhibit 2.2 to Form 8-K filed on July 3, 2018 is incorporated herein by reference.

31.1  Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2  Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32      Certification Pursuant to 18 U.S.C §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

PREMIER FINANCIAL BANCORP, INC.
JUNE 30, 2018

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PREMIER FINANCIAL BANCORP, INC.

Date: August 9, 2018            /s/ Robert W. Walker
Robert W. Walker
President & Chief Executive Officer

Date: August 9, 2018            /s/ Brien M. Chase
Brien M. Chase
Senior Vice President & Chief Financial Officer