Form 10-Q/A
period 2018-06-30
PREMIER FINANCIAL BANCORP INC
filed 2018-09-12
CIK 887919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 1
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

Common stock, no par value, – 13,368,975 shares outstanding at August 3, 2018

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A for the quarterly period ending June 30, 2018 is being filed solely to correct a typographical error on the cover page and to reflect the correct number of shares outstanding at August 3, 2018.

Other than the aforementioned, no other changes have been made to the Form 10-Q as originally filed on August 9, 2018.  This Amendment to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Item 3.          Exhibits

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

PREMIER FINANCIAL BANCORP, INC.

Date: September 12, 2018                                     /s/ Robert W. Walker
Robert W. Walker
President & Chief Executive Officer

Date: September 12, 2018                                     /s/ Brien M. Chase
Brien M. Chase
Senior Vice President & Chief Financial Officer