Form 10-Q
period 2018-09-30
PREMIER FINANCIAL BANCORP INC
filed 2018-11-08
CIK 887919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§230.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑   No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

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

Common stock, no par value, – 14,618,648 shares outstanding at November 5, 2018

PREMIER FINANCIAL BANCORP, INC.
SEPTEMBER 30, 2018

PREMIER FINANCIAL BANCORP, INC.
SEPTEMBER 30, 2018

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

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2018 AND DECEMBER 31, 2017
(DOLLARS IN THOUSANDS)

	(UNAUDITED)
	September 30, 2018	December 31, 2017
ASSETS
Cash and due from banks	$22,048	$40,814
Interest bearing bank balances	85,568	37,191
Federal funds sold	7,589	4,658
Cash and cash equivalents	115,205	82,663
Time deposits with other banks	2,086	2,582
Securities available for sale	315,225	278,466
Loans	1,037,066	1,049,052
Allowance for loan losses	(13,483)	(12,104)
Net loans	1,023,583	1,036,948
Federal Home Loan Bank stock, at cost	3,173	3,185
Premises and equipment, net	25,184	23,815
Real estate acquired through foreclosure	14,379	19,966
Interest receivable	4,109	4,043
Goodwill	35,371	35,371
Other intangible assets	2,800	3,375
Other assets	3,355	3,010
Total assets	$1,544,470	$1,493,424

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Non-interest bearing	$365,629	$332,588
Time deposits, $250,000 and over	63,173	63,905
Other interest bearing	890,821	876,182
Total deposits	1,319,623	1,272,675
Securities sold under agreements to repurchase	24,728	23,310
Other borrowed funds	3,350	5,000
Subordinated debt	5,398	5,376
Interest payable	497	393
Other liabilities	3,296	3,315
Total liabilities	1,356,892	1,310,069

Stockholders' equity
Common stock, no par value; 30,000,000 shares authorized; 13,369,600 shares issued and outstanding at September 30, 2018, and 13,345,535 shares issued and outstanding at December 31, 2017	110,830	110,445
Retained earnings	83,888	74,983
Accumulated other comprehensive income (loss)	(7,140)	(2,073)
Total stockholders' equity	187,578	183,355
Total liabilities and stockholders' equity	$1,544,470	$1,493,424

Shares have been adjusted to reflect the 5 for 4 stock split issued on June 8, 2018 to shareholders of record on June 4, 2018.

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest income
Loans, including fees	$13,731	$13,469	$41,449	$41,667
Securities available for sale
Taxable	1,745	1,427	4,787	4,236
Tax-exempt	52	62	166	198
Federal funds sold and other	473	176	1,151	515
Total interest income	16,001	15,134	47,553	46,616

Interest expense
Deposits	1,355	954	3,583	2,854
Repurchase agreements and other	10	7	25	21
Other borrowings	37	68	125	234
Subordinated debt	90	74	257	218
Total interest expense	1,492	1,103	3,990	3,327

Net interest income	14,509	14,031	43,563	43,289
Provision for loan losses	275	891	1,890	2,033
Net interest income after provision for loan losses	14,234	13,140	41,673	41,256

Non-interest income
Service charges on deposit accounts	1,183	1,136	3,343	3,201
Electronic banking income	968	811	2,677	2,424
Secondary market mortgage income	29	67	142	173
Other	257	163	572	530
	2,437	2,177	6,734	6,328
Non-interest expenses
Salaries and employee benefits	4,846	4,760	14,667	14,703
Occupancy and equipment expenses	1,570	1,511	4,660	4,481
Outside data processing	1,315	1,344	3,841	4,019
Professional fees	526	196	1,261	721
Taxes, other than payroll, property and income	217	189	669	589
Write-downs, expenses, sales of other real estate owned, net	26	346	(335)	1,139
Amortization of intangibles	190	252	575	768
FDIC insurance	171	159	443	506
Other expenses	1,306	1,168	3,833	3,401
	10,167	9,925	29,614	30,327
Income before income taxes	6,504	5,392	18,793	17,257
Provision for income taxes	1,483	1,925	4,264	6,207

Net income	$5,021	$3,467	$14,529	$11,050

Net income per share:
Basic	$0.38	$0.26	$1.09	$0.83
Diluted	0.37	0.26	1.08	0.82

Per share data has been adjusted to reflect the 5 for 4 stock split issued on June 8, 2018 to shareholders of record on June 4, 2018.

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$5,021	$3,467	$14,529	$11,050

Other comprehensive income (loss):
Unrealized gains (losses) arising during the period	(1,451)	(68)	(6,414)	3,658
Reclassification of realized amount	-	-	-	-
Net change in unrealized gain (loss) on securities	(1,451)	(68)	(6,414)	3,658
Less tax impact	305	24	1,347	(1,281)
Other comprehensive income (loss)	(1,146)	(44)	(5,067)	2,377

Comprehensive income	$3,875	$3,423	$9,462	$13,427

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2018
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total
Balances, January 1, 2018	$110,445	$74,983	$(2,073)	$183,355
Net income	-	14,529	-	14,529
Other comprehensive income (loss)	-	-	(5,067)	(5,067)
Cash dividends paid ($0.42 per share)	-	(5,611)	-	(5,611)
Cash in lieu of fractional share for 5 for 4 stock split	-	(13)	-	(13)
Stock options exercised	168	-	-	168
Stock based compensation expense	217	-	-	217
Balances, September 30, 2018	$110,830	$83,888	$(7,140)	$187,578

Per share data has been adjusted to reflect the 5 for 4 stock split issued on June 8, 2018 to shareholders of record on June 4, 2018.

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017
(UNAUDITED, DOLLARS IN THOUSANDS)

	2018	2017
Cash flows from operating activities
Net income	$14,529	$11,050
Adjustments to reconcile net income to net cash from operating activities
Depreciation	1,274	1,303
Provision for loan losses	1,890	2,033
Amortization (accretion), net	984	1,166
Writedowns (gains on the sale) of other real estate owned, net	(909)	434
Stock compensation expense	217	194
Changes in:
Interest receivable	(66)	(198)
Other assets	1,002	(24)
Interest payable	104	(6)
Other liabilities	(19)	(1,045)
Net cash from operating activities	19,006	14,907

Cash flows from investing activities
Net change on time deposits with other banks	496	(250)
Purchases of securities available for sale	(92,644)	(49,210)
Proceeds from maturities and calls of securities available for sale	48,355	50,787
Redemption of FHLB stock	12	15
Net change in loans	11,156	(30,865)
Purchases of premises and equipment, net	(2,643)	(654)
Proceeds from sales of other real estate acquired through foreclosure	7,562	1,827
Net cash from (used in) investing activities	(27,706)	(28,350)

Cash flows from financing activities
Net change in deposits	46,930	(10,020)
Net change in agreements to repurchase securities	1,418	1,296
Repayment of other borrowed funds	(1,650)	(2,859)
Proceeds from stock option exercises	168	248
Cash in lieu of fractional shares	(13)	-
Common stock dividends paid	(5,611)	(4,796)
Net cash from (used in) financing activities	41,242	(16,131)

Net change in cash and cash equivalents	32,542	(29,574)

Cash and cash equivalents at beginning of period	82,663	104,718

Cash and cash equivalents at end of period	$115,205	$75,144

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$3,886	$3,333

Cash paid during period for income taxes	2,807	6,395

Loans transferred to real estate acquired through foreclosure	1,066	983

Premises transferred to other real estate owned	-	71

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Premier Financial Bancorp, Inc. (the Company) and its wholly owned subsidiaries (the "Banks"):

				September 30, 2018
		Year	Total	Net Income
Subsidiary	Location	Acquired	Assets	Qtr	YTD
Citizens Deposit Bank & Trust	Vanceburg, Kentucky	1991	$437,154	$1,470	$4,154
Premier Bank, Inc.	Huntington, West Virginia	1998	1,100,317	4,162	12,240
Parent and Intercompany Eliminations			6,999	(611)	(1,865)
Consolidated Total			$1,544,470	$5,021	$14,529
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
During the first three months of 2018, management updated its policies regarding estimation of probable incurred losses.  The updates included incorporating a common estimated loss ratio for all pass credits within a given loan classification, adding an additional qualitative factor for document exceptions on collectively impaired loans, and reallocating the qualitative portion of the allowance to align more closely to the inputs used to determine the qualitative portion.  The previous methodology allocated a higher loss ratio to loans graded "Watch" to estimate a higher credit risk on these loans due to risk downgrades resulting from document exceptions.  Loans graded "Watch" are considered pass credits.  The changes did not have a material impact on the overall allowance for loan losses or the provision for loan losses for the three and nine months ended September 30, 2018.

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
Non-customer ATM fees – Fees charged to non-deposit customers for using bank owned automated teller machines are charged on a transaction basis and withdrawn from the user's deposit account at another financial institution upon completion of the transaction.
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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  1 - BASIS OF PRESENTATION - continued

Management is currently evaluating the impact of the adoption of this guidance on the Company's financial statements.  Upon adoption, an initial cumulative increase in the allowance for loan losses is currently anticipated by management along with a corresponding decrease in capital as permitted by the standard but management cannot yet determine the one-time adjustment.

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  2 –SECURITIES

Amortized cost and fair value of investment securities, by category, at September 30, 2018 are summarized as follows:

2018	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
Mortgage-backed securities
U. S. sponsored agency MBS - residential	$229,307	$42	$(7,192)	$222,157
U. S. sponsored agency CMO's - residential	72,971	13	(1,604)	71,380
Total mortgage-backed securities of government sponsored agencies	302,278	55	(8,796)	293,537
U. S. government sponsored agency securities	13,246	-	(244)	13,002
Obligations of states and political subdivisions	8,739	23	(76)	8,686
Total available for sale	$324,263	$78	$(9,116)	$315,225

Amortized cost and fair value of investment securities, by category, at December 31, 2017 are summarized as follows:

2017	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
Mortgage-backed securities
U. S. sponsored agency MBS - residential	$198,631	$175	$(2,216)	$196,590
U. S. sponsored agency CMO's - residential	51,548	241	(681)	51,108
Total mortgage-backed securities of government sponsored agencies	250,179	416	(2,897)	247,698
U. S. government sponsored agency securities	19,312	1	(179)	19,134
Obligations of states and political subdivisions	11,599	61	(26)	11,634
Total available for sale	$281,090	$478	$(3,102)	$278,466

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  2–SECURITIES - continued

The amortized cost and fair value of securities at September 30, 2018 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available for sale
Due in one year or less	$8,669	$8,644
Due after one year through five years	10,820	10,658
Due after five years through ten years	2,496	2,386
Mortgage-backed securities of government sponsored agencies	302,278	293,537
Total available for sale	$324,263	$315,225

Securities with unrealized losses at September 30, 2018 aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S government sponsored agency securities	$-	$-	$13,001	$(244)	$13,001	$(244)
U.S government sponsored agency MBS – residential	110,405	(2,186)	110,867	(5,006)	221,272	(7,192)
U.S government sponsored agency CMO – residential	51,733	(597)	17,710	(1,007)	69,443	(1,604)
Obligations of states and political subdivisions	2,920	(45)	1,456	(31)	4,376	(76)
Total temporarily impaired	$165,058	$(2,828)	$143,034	$(6,288)	$308,092	$(9,116)

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

The investment portfolio is predominately high credit quality interest-bearing bonds with defined maturity dates backed by the U.S. Government or Government sponsored entities.  The unrealized losses at September 30, 2018 and December 31, 2017 are price changes resulting from changes in the interest rate environment and are considered to be temporary declines in the value of the securities.  Management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery.  Their fair value is expected to recover as the bonds approach their maturity date and/or market conditions improve.

NOTE  3 - LOANS

Major classifications of loans at September 30, 2018 and December 31, 2017 are summarized as follows:

	2018	2017
Residential real estate	$340,478	$338,829
Multifamily real estate	54,602	62,151
Commercial real estate:
Owner occupied	135,884	136,048
Non-owner occupied	226,710	230,702
Commercial and industrial	85,585	78,259
Consumer	28,129	28,293
Construction and land	132,141	139,012
All other	33,537	35,758
Total	$1,037,066	$1,049,052

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

Activity in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2018 was as follows:

Loan Class	Balance Dec 31, 2017	Provision (credit) for loan losses	Loans charged-off	Recoveries	Balance Sept 30, 2018

Residential real estate	$2,986	$(509)	$(229)	$30	$2,278
Multifamily real estate	978	(504)	(11)	-	463
Commercial real estate:
Owner occupied	1,653	174	(21)	1	1,807
Non-owner occupied	2,313	500	(16)	2	2,799
Commercial and industrial	1,101	1,108	(525)	40	1,724
Consumer	328	90	(105)	50	363
Construction and land	2,408	651	(20)	400	3,439
All other	337	380	(203)	96	610
Total	$12,104	$1,890	$(1,130)	$619	$13,483

Activity in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2017 was as follows:

Loan Class	Balance Dec 31, 2016	Provision (credit) for loan losses	Loans charged-off	Recoveries	Balance Sept 30, 2017

Residential real estate	$2,948	$363	$(362)	$52	$3,001
Multifamily real estate	785	451	-	-	1,236
Commercial real estate:
Owner occupied	1,543	(161)	(7)	242	1,617
Non-owner occupied	2,350	265	(8)	-	2,607
Commercial and industrial	1,140	3	(138)	95	1,100
Consumer	347	148	(214)	86	367
Construction and land	1,397	683	(127)	10	1,963
All other	326	281	(246)	107	468
Total	$10,836	$2,033	$(1,102)	$592	$12,359

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

Activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2018 was as follows:

Loan Class	Balance June 30, 2018	Provision (credit) for loan losses	Loans charged-off	Recoveries	Balance Sept 30, 2018

Residential real estate	$2,254	$100	$(81)	$5	$2,278
Multifamily real estate	557	(94)	-	-	463
Commercial real estate:
Owner occupied	1,917	(92)	(18)	-	1,807
Non-owner occupied	2,437	360	-	2	2,799
Commercial and industrial	1,599	132	(21)	14	1,724
Consumer	354	39	(42)	12	363
Construction and land	3,253	(213)	(1)	400	3,439
All other	611	43	(73)	29	610
Total	$12,982	$275	$(236)	$462	$13,483

Activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2017 was as follows:

Loan Class	Balance June 30, 2017	Provision (credit) for loan losses	Loans charged-off	Recoveries	Balance Sept 30, 2017

Residential real estate	$2,973	$170	$(163)	$21	$3,001
Multifamily real estate	1,337	(101)	-	-	1,236
Commercial real estate:
Owner occupied	1,618	5	(7)	1	1,617
Non-owner occupied	2,334	276	(3)	-	2,607
Commercial and industrial	1,093	(6)	(4)	17	1,100
Consumer	373	10	(49)	33	367
Construction and land	1,675	292	(4)	-	1,963
All other	292	245	(106)	37	468
Total	$11,695	$891	$(336)	$109	$12,359

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

Purchased Impaired Loans

The Company holds purchased loans for which there was, at their acquisition date, evidence of deterioration of credit quality since their origination and it was probable, at acquisition, that all contractually required payments would not be collected.  The carrying amount of those loans is as follows at September 30, 2018 and December 31, 2017.

	2018	2017
Residential real estate	$1,099	$1,321
Commercial real estate
Owner occupied	1,385	1,508
Commercial and industrial	3	211
Construction and land	1,274	1,450
All other	284	286
Total carrying amount	$4,045	$4,776
Contractual principal balance	$5,646	$6,728

Carrying amount, net of allowance	$4,045	$4,676

For those purchased loans disclosed above, the Company did not increase the allowance for loan losses during the nine months ended September 30, 2018, but did increase the allowance for loan losses by $50,000 during the nine-months ended September 30, 2017.

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

The accretable yield, or income expected to be collected, on the purchased loans above is as follows at September 30, 2018 and September 30, 2017.

	2018	2017
Balance at January 1	$754	$1,208
New loans purchased	-	-
Accretion of income	(141)	(201)
Loans placed on non-accrual	(52)	-
Income recognized upon full repayment	(38)	(197)
Reclassifications from non-accretable difference	-	-
Disposals	-	-
Balance at September 30	$523	$810

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

Past Due and Non-performing Loans

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of September 30, 2018 and December 31, 2017.  The recorded investment in non-accrual loans is less than the principal owed on non-accrual loans due to discounts applied to the carrying value of the loan at time of their acquisition and interest payments made by the borrower which have been used to reduce the recorded investment in the loan rather than recognized as interest income.

September 30, 2018	Principal Owed on Non-accrual Loans	Recorded Investment in Non-accrual Loans	Loans Past Due Over 90 Days, still accruing

Residential real estate	$4,015	$3,265	$917
Multifamily real estate	2,118	2,012	-
Commercial real estate
Owner occupied	3,114	3,063	-
Non-owner occupied	4,373	4,285	75
Commercial and industrial	1,043	481	-
Consumer	373	342	-
Construction and land	4,842	4,669	-
All other	176	176	-
Total	$20,054	$18,293	$992

December 31, 2017	Principal Owed on Non-accrual Loans	Recorded Investment in Non-accrual Loans	Loans Past Due Over 90 Days, still accruing

Residential real estate	$2,944	$2,422	$869
Multifamily real estate	2,128	2,128	334
Commercial real estate
Owner occupied	2,623	2,483	134
Non-owner occupied	1,862	1,755	85
Commercial and industrial	1,313	544	1,139
Consumer	268	241	-
Construction and land	5,824	5,673	830
Total	$16,962	$15,246	$3,391

Nonaccrual loans and impaired loans are defined differently. Some loans may be included in both categories, and some may only be included in one category.  Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

The following table presents the aging of the recorded investment in past due loans as of September 30, 2018 by class of loans:

Loan Class	Total Loans	30-89 Days Past Due	Greater than 90 days past due	Total Past Due	Loans Not Past Due

Residential real estate	$340,478	$5,366	$1,697	$7,063	$333,415
Multifamily real estate	54,602	-	1,165	1,165	53,437
Commercial real estate:
Owner occupied	135,884	1,719	1,343	3,062	132,822
Non-owner occupied	226,710	281	2,889	3,170	223,540
Commercial and industrial	85,585	328	237	565	85,020
Consumer	28,129	198	163	361	27,768
Construction and land	132,141	1,869	4,657	6,526	125,615
All other	33,537	9	176	185	33,352
Total	$1,037,066	$9,770	$12,327	$22,097	$1,014,969

The following table presents the aging of the recorded investment in past due loans as of December 31, 2017 by class of loans:

Loan Class	Total Loans	30-89 Days Past Due	Greater than 90 days past due	Total Past Due	Loans Not Past Due

Residential real estate	$338,829	$5,242	$1,835	$7,077	$331,752
Multifamily real estate	62,151	-	334	334	61,817
Commercial real estate:
Owner occupied	136,048	311	1,784	2,095	133,953
Non-owner occupied	230,702	12	225	237	230,465
Commercial and industrial	78,259	123	1,611	1,734	76,525
Consumer	28,293	492	87	579	27,714
Construction and land	139,012	144	2,508	2,652	136,360
All other	35,758	-	-	-	35,758
Total	$1,049,052	$6,324	$8,384	$14,708	$1,034,344

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2018:

	Allowance for Loan Losses				Loan Balances
Loan Class	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total

Residential real estate	$-	$2,278	$-	$2,278	$298	$339,081	$1,099	$340,478
Multifamily real estate	6	457	-	463	1,906	52,696	-	54,602
Commercial real estate:
Owner occupied	385	1,422	-	1,807	3,029	131,470	1,385	135,884
Non-owner occupied	256	2,543	-	2,799	7,415	219,295	-	226,710
Commercial and industrial	111	1,613	-	1,724	525	85,057	3	85,585
Consumer	-	363	-	363	-	28,129	-	28,129
Construction and land	1,195	2,244		3,439	4,423	126,444	1,274	132,141
All other	-	610	-	610	-	33,253	284	33,537
Total	$1,953	$11,530	$-	$13,483	$17,596	$1,015,425	$4,045	$1,037,066

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

The following table presents loans individually evaluated for impairment by class of loans as of September 30, 2018.  The table does not include any loans acquired with deteriorated credit quality.

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Residential real estate	$430	$298	$-
Commercial real estate
Owner occupied	2,184	2,175	-
Non-owner occupied	4,022	4,022	-
Commercial and industrial	801	270	-
Construction and land	578	578	-
	8,015	7,343	-
With an allowance recorded:
Multifamily real estate	2,012	1,906	6
Commercial real estate
Owner occupied	887	854	385
Non-owner occupied	3,474	3,393	256
Commercial and industrial	263	255	111
Construction and land	4,017	3,845	1,195
	10,653	10,253	1,953
Total	$18,668	$17,596	$1,953

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

The following table presents the average balance of loans individually evaluated for impairment and interest income recognized on these loans for the nine months ended September 30, 2018 and September 30, 2017.  The table includes loans acquired with deteriorated credit quality that are still individually evaluated for impairment.

	Nine months ended Sept 30, 2018			Nine months ended Sept 30, 2017
Loan Class	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized

Residential real estate	$301	$-	$-	$339	$1	$1
Multifamily real estate	2,192	11	11	13,605	196	181
Commercial real estate:
Owner occupied	3,163	54	54	3,340	49	49
Non-owner occupied	9,005	327	327	2,955	124	124
Commercial and industrial	990	21	21	1,474	114	114
Consumer	-	-	-	5	-	-
Construction and land	4,633	12	12	8,337	328	327
All other	216	10	10	304	14	14
Total	$20,500	$435	$435	$30,359	$826	$810

The following table presents the average balance of loans individually evaluated for impairment and interest income recognized on these loans for the three months ended September 30, 2018 and September 30, 2017.  The table includes loans acquired with deteriorated credit quality that are still individually evaluated for impairment.

	Three months ended Sept 30, 2018			Three months ended Sept 30, 2017
Loan Class	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized

Residential real estate	$299	$-	$-	$323	$-	$-
Multifamily real estate	1,939	-	-	13,590	66	60
Commercial real estate:
Owner occupied	3,041	3	3	3,910	27	27
Non-owner occupied	7,489	86	86	3,749	63	63
Commercial and industrial	532	5	5	1,390	13	13
Consumer	-	-	-	9	-	-
Construction and land	4,467	9	9	6,884	48	48
All other	142	6	6	299	5	5
Total	$17,909	$109	$109	$30,154	$222	$216

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

The following table presents TDR's as of September 30, 2018 and December 31, 2017:

September 30, 2018	TDR's on Non-accrual	Other TDR's	Total TDR's

Residential real estate	$351	$100	$451
Multifamily real estate	1,906	-	1,906
Commercial real estate
Owner occupied	1,949	226	2,175
Non-owner occupied	-	5,981	5,981
Commercial and industrial	191	270	461
Construction and land	3,846	-	3,846
Total	$8,243	$6,577	$14,820

December 31, 2017	TDR's on Non-accrual	Other TDR's	Total TDR's

Residential real estate	$393	$107	$500
Multifamily real estate	2,128	-	2,128
Commercial real estate
Owner occupied	601	1,783	2,384
Non-owner occupied	-	9,904	9,904
Commercial and industrial	56	497	553
Construction and land	3,994	-	3,994
All other	-	293	293
Total	$7,172	$12,584	$19,756

At September 30, 2018, $1,275,000 in specific reserves were allocated to loans that had restructured terms resulting in a provision for loan losses of $140,000 for the three months ended September 30, 2018 and $303,000 for the nine months ended September 30, 2018..  This compares to a provision for loan losses on restructured loans of $706,000 for the three and nine months ended September 30, 2017.  At December 31, 2017, $1,029,000 in specific reserves were allocated to loans that had restructured terms.  There were no commitments to lend additional amounts to these borrowers.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

There were no new TDR's that occurred during the three and nine months ended September 30, 2018.

The following table presents TDR's that occurred during the three and nine months ended September 30, 2017.

	Three months ended Sept 30, 2017			Nine months ended Sept 30, 2017
Loan Class	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial real estate
Owner occupied	-	$-	$-	2	$1,525	$1,525
Non owner occupied	2	3,875	3,875	2	3,875	3,875
Commercial & industrial	-	-	-	1	191	191
Total	2	$3,875	$3,875	5	$5,591	$5,591

The modifications reported above for the three and nine months ended September 30, 2017 involve reducing the borrowers' required monthly payment by offering extended interest only periods that exceed the timeframes customarily offered by the Company and/or lengthening the amortization period for loan repayment, each in an effort to help the borrowers keep their loan current.  The modifications did not include a permanent reduction of the recorded investment in the loans and did not decrease the stated interest rate on loans.   The Company increased the allowance for loan losses related to these loans by $88,000 during the three and nine months ended September 30, 2017.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

During the three and nine months ended September 30, 2018 and the three and nine months ended September 30, 2017, there were no TDR's for which there as a payment default within twelve months following the modification.

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

As of September 30, 2018, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

Loan Class	Pass	Special Mention	Substandard	Doubtful	Total Loans

Residential real estate	$330,283	$1,107	$9,088	$-	$340,478
Multifamily real estate	47,634	4,956	2,012	-	54,602
Commercial real estate:
Owner occupied	124,609	4,950	6,325	-	135,884
Non-owner occupied	209,611	6,223	10,876	-	226,710
Commercial and industrial	78,626	4,224	2,735	-	85,585
Consumer	27,649	-	480	-	28,129
Construction and land	106,328	20,441	5,372	-	132,141
All other	32,343	440	754	-	33,537
Total	$957,083	$42,341	$37,642	$-	$1,037,066

As of December 31, 2017, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

Loan Class	Pass	Special Mention	Substandard	Doubtful	Total Loans

Residential real estate	$327,185	$667	$10,976	$1	$338,829
Multifamily real estate	55,084	4,605	2,462	-	62,151
Commercial real estate:
Owner occupied	124,244	4,937	6,867	-	136,048
Non-owner occupied	216,079	2,428	12,195	-	230,702
Commercial and industrial	70,078	5,851	2,330	-	78,259
Consumer	27,889	-	404	-	28,293
Construction and land	126,323	5,460	7,229		139,012
All other	34,468	795	495	-	35,758
Total	$981,350	$24,743	$42,958	$1	$1,049,052

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

These quantitative measures established by regulation to ensure capital adequacy require the Company and Banks to maintain minimum amounts and ratios (set forth in the following tables).  The final rules implementing the Basel Committee on Banking Supervision's capital guidelines for U.S. Banks (Basel III rules) became effective for the Company and Banks on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule by     January 1, 2019.  The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital.  Management believes, as of September 30, 2018, that the Company and the Banks meet all quantitative capital adequacy requirements to which they are subject.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  4- STOCKHOLDERS' EQUITY AND REGULATORY MATTERS - continued

Shown below is a summary of regulatory capital ratios, exclusive of the capital conservation buffer, for the Company:

	September 30, 2018	December 31, 2017	Regulatory Minimum Requirements	To Be Considered Well Capitalized
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	14.9%	13.9%	4.5%	6.5%
Tier 1 Capital (to Risk-Weighted Assets)	15.4%	14.4%	6.0%	8.0%
Total Capital (to Risk-Weighted Assets)	16.7%	15.6%	8.0%	10.0%
Tier 1 Capital (to Average Assets)	11.1%	10.7%	4.0%	5.0%

Beginning on January 1, 2016 an additional capital conservation buffer has been added to the minimum regulatory capital ratios under the regulatory framework for prompt corrective action.  The capital conservation buffer will be measured as a percentage of risk weighted assets and will be phased-in over a four year period from 2016 thru 2019. The required capital conservation buffer was 1.25% in 2017, and is 1.875% in 2018.  When fully implemented, the capital conservation buffer will be 2.50% of risk weighted assets over and above the regulatory minimum capital ratios for Common Equity Tier 1 Capital (CET1) to risk weighted assets, Tier 1 Capital to risk weighted assets, and Total Capital to risk weighted assets.  The consequences of not meeting the capital conservation buffer thresholds include restrictions on the payment of dividends, restrictions on the payment of discretionary bonuses, and restrictions on the repurchasing of common shares by the Company.  The capital ratios of the Affiliate Banks and the Company already exceed the new minimum capital ratios plus the fully phased-in 2.50% capital buffer requiring a CET1 Capital to risk weighted assets ratio of at least 7.00%, a Tier 1 Capital to risk weighted assets ratio of at least 8.50%, and a Total Capital to risk weighted assets ratio of at least 10.50%.  The Company's capital conservation buffer was 8.67% at September 30, 2018 and 7.56% at December 31, 2017, well in excess of the fully phased-in 2.50% required by March 31, 2019.

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

Compensation expense of $217,000 was recorded for the first nine months of 2018 while $194,000 was recorded for the first nine months of 2017.  Stock-based compensation expense related to incentive stock option grants is recognized ratably over the requisite vesting period for all awards. Unrecognized stock-based compensation expense related to stock options totaled $136,000 at September 30, 2018. This unrecognized expense is expected to be recognized over the next 29 months based on the vesting periods of the options.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  6 – EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the earnings per common share and earnings per common share assuming dilution computations for the three and nine months ended September 30, 2018 and 2017 is presented below:

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
	2018	2017	2018	2017
Basic earnings per share
Income available to common stockholders	$5,021	$3,467	$14,529	$11,050
Weighted average common shares outstanding	13,368,782	13,326,446	13,356,998	13,316,993.
Earnings per share	$0.38	$0.26	$1.09	$0.83

Diluted earnings per share
Income available to common stockholders	$5,021	$3,467	$14,529	$11,050
Weighted average common shares outstanding	13,368,782	13,326,446	13,356,998	13,316,993
Add dilutive effects of potential additional common stock	123,624	97,243	102,578	100,522
Weighted average common and dilutive potential common shares outstanding	13,492,406	13,423,689	13,459,576	13,417,515
Earnings per share assuming dilution	$0.37	$0.26	$1.08	$0.82

There were no stock options considered antidilutive for the nine months ended September 30, 2018 and 2017 and there were no stock options considered antidilutive for the three or nine months ended September 30, 2018 and 2017.

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

Carrying amount is the estimated fair value for cash and due from banks, Federal funds sold, accrued interest receivable and payable, demand deposits, short-term debt, and deposits that reprice frequently and fully.  Fair values of time deposits with other banks are based on current rates for similar time deposits using the remaining time to maturity.  It was not practicable to determine the fair value of Federal Home Loan Bank stock due to the restrictions placed on its transferability.  For deposits and variable rate deposits with infrequent repricing, fair value is based on discounted cash flows using current market rates applied to the estimated life.  The methodology for the fair value valuation of loans held for investment has been impacted by the adoption of ASU 2016-01.  Fair values for loans had been previously based upon the measured at the entry price notion by using the discounted cash flow or collateral value.  The newly adopted exit price notion uses the same approach but also incorporates additional factors such as using economic factors, credit risk, and market rates and conditions.  The new definition using the exit price focuses on the price that would be received to sell the asset or paid to transfer the liability, not the price that would be paid to acquire the asset or received to assume the liability.  As of September 30, 2018, the technique used by the Company to estimate the exit price of the loan portfolio consists of similar procedures to those used as of December 31, 2017, but with added emphasis on both illiquidity risk and credit risk not captured by the previously applied entry price notion. This credit risk assumption is intended to approximate the fair value that a market participant would realize in a hypothetical orderly transaction. The Company's loan portfolio is initially fair valued using a segmented approach, using the eight categories as disclosed in Note 3 – Loans.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  7 – FAIR VALUE - continued

Fair values for impaired loans are estimated using a discounted cash flow analysis or the underlying collateral values.  Fair value of debt is based on current rates for similar financing. The fair value of commitments to extend credit and standby letters of credit is not material.

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  7 – FAIR VALUE - continued

The carrying amounts and estimated fair values of financial instruments at September 30, 2018 were as follows:

		Fair Value Measurements at September 30, 2018 Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and due from banks	$107,616	$107,616	$-	$-	$107,616
Time deposits with other banks	2,086	-	2,075	-	2,075
Federal funds sold	7,589	7,589	-	-	7,589
Securities available for sale	315,225	-	315,225	-	315,225
Loans, net	1,023,583	-	-	1,012,036	1,012,036
Federal Home Loan Bank stock	3,173	n/a	n/a	n/a	n/a
Interest receivable	4,109	-	858	3,251	4,109

Financial liabilities
Deposits	$(1,319,623)	$(979,382)	$(333,508)	$-	$(1,312,890)
Securities sold under agreements to repurchase	(24,728)	-	(24,728)	-	(24,728)
Other borrowed funds	(3,350)	-	(3,301)	-	(3,301)
Subordinated debt	(5,398)	-	(5,482)	-	(5,482)
Interest payable	(497)	(14)	(483)	-	(497)

The carrying amounts and estimated fair values of financial instruments at December 31, 2017 were as follows:

		Fair Value Measurements at December 31, 2017 Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and due from banks	$78,005	$78,005	$-	$-	$78,005
Time deposits with other banks	2,582	-	2,581	-	2,581
Federal funds sold	4,658	4,658	-	-	4,658
Securities available for sale	278,466	-	278,466	-	278,466
Loans, net	1,036,948	-	-	1,016,723	1,016,723
Federal Home Loan Bank stock	3,185	n/a	n/a	n/a	n/a
Interest receivable	4,043	-	700	3,343	4,043

Financial liabilities
Deposits	$(1,272,675)	$(929,202)	$(338,291)	$-	$(1,267,493)
Securities sold under agreements to repurchase	(23,310)	-	(23,310)	-	(23,310)
Other borrowed funds	(5,000)	-	(4,955)	-	(4,955)
Subordinated debt	(5,376)	-	(5,439)	-	(5,439)
Interest payable	(393)	(7)	(386)	-	(393)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  7 – FAIR VALUE - continued

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at September 30, 2018 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale
Mortgage-backed securities
U. S. agency MBS - residential	$222,157	$-	$222,157	$-
U. S. agency CMO's - residential	71,380	-	71,380	-
Total mortgage-backed securities of government sponsored agencies	293,537	-	293,537	-
U. S. government sponsored agency securities	13,002	-	13,002	-
Obligations of states and political subdivisions	8,686	-	8,686	-
Total securities available for sale	$315,225	$-	$315,225	$-

		Fair Value Measurements at December 31, 2017 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale
Mortgage-backed securities
U. S. agency MBS - residential	$196,590	$-	$196,590	$-
U. S. agency CMO's	51,108	-	51,108	-
Total mortgage-backed securities of government sponsored agencies	247,698	-	247,698	-
U. S. government sponsored agency securities	19,134	-	19,134	-
Obligations of states and political subdivisions	11,634	-	11,634	-
Total securities available for sale	$278,466	$-	$278,466	$-

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  7 – FAIR VALUE - continued

Assets and liabilities measured at fair value on a non-recurring basis at September 30, 2018 are summarized below:

		Fair Value Measurements at September 30, 2018 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Multifamily real estate	$1,900	$-	$-	$1,900
Commercial real estate
Owner occupied	469	-	-	469
Non-owner occupied	3,137	-	-	3,137
Commercial and industrial	144	-	-	144
Construction and land	2,650	-	-	2,650
Total impaired loans	$8,300	$-	$-	$8,300

Other real estate owned:
Residential real estate	$281	$-	$-	$281
Commercial real estate
Owner occupied	175	-	-	175
Non-owner occupied	200	-	-	200
Construction and land	150	-	-	150
Total OREO	$806	$-	$-	$806

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $10,253,000 at September 30, 2018 with a valuation allowance of $1,953,000 and a carrying amount of $9,384,000 at December 31, 2017 with a valuation allowance of $1,502,000.  The change resulted in a provision for loan losses of $868,000 for the nine-months ended September 30, 2018, compared to a $1,165,000 provision for loan losses for the nine-months ended September 30, 2017 and a $348,000 increase in provision for loans losses for the three months ended September 30, 2018, compared to a $423,000 provision for loan losses for the three months ended September 30, 2017.  The detail of impaired loans by loan class is contained in Note 3 above.

Other real estate owned measured at fair value less costs to sell, had a net carrying amount of $806,000 which is made up of the outstanding balance of $1,438,000 net of a valuation allowance of $632,000 at September 30, 2018.  There were $120,000 of write downs during the nine months ended September 30, 2018, compared to $474,000 of write downs during the nine months ended September 30, 2017. For the three months ended September 30, 2018 there were no additional write downs compared to $111,000 of additional write downs during the three months ended September 30, 2017.  At December 31, 2017, other real estate owned had a net carrying amount of $2,641,000, made up of the outstanding balance of $4,082,000, net of a valuation allowance of $1,441,000.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  7 – FAIR VALUE - continued

The significant unobservable inputs related to assets and liabilities measured at fair value on a non-recurring basis at September 30, 2018 are summarized below:

	September 30, 2018	Valuation Techniques	Unobservable Inputs	Range (Weighted Avg)
Impaired loans:
Multifamily real estate	$1,900	sales comparison	adjustment for estimated realizable value	46.7%-46.7% (46.7%)
Commercial real estate
Owner occupied	469	sales comparison	adjustment for estimated realizable value	36.9%-36.9% (36.9%)
Non-owner occupied	3,137	income approach	adjustment for differences in net operating income expectations	65.9%-93.6% (70.5%)
Commercial and industrial	144	discounted cash flows	recovery probability	N/A
Construction and land	2,650	sales comparison	adjustment for percentage of completion of construction	42.3%-42.3% (42.3%)
Total impaired loans	$8,300

Other real estate owned:
Residential real estate	$281	sales comparison	adjustment for estimated realizable value	11.0%-19.2% (14.2%)
Commercial real estate
Owner occupied	175	sales comparison	adjustment for estimated realizable value	21.8%-21.8% (21.8%)
Non-owner occupied	200	sales comparison	adjustment for estimated realizable value	58.9%-58.9% (58.9%)
Construction and land	150	sales comparison	adjustment for estimated realizable value	50.3%-50.3% (50.3%)
Total OREO	$806

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  8 – SUBSEQUENT EVENT

Effective with the close of business on October 12, 2018, Premier completed its purchase of First Bank of Charleston, Inc. ("First Bank"), a $174.1 million bank (as of September 30, 2018) headquartered in Charleston, West Virginia.  Under terms of an amended and restated agreement of merger dated April 18, 2018, each share of First Bank common stock is entitled to merger consideration of 1.199 shares of Premier common stock and $5.00 cash from Premier.  Premier will issue approximately 1.249 million shares of its common stock to the shareholders of First Bank.  In addition to the cash and shares of common stock from Premier, First Bank shareholders also received a regulatorily approved special dividend of $5.00 per share from the equity of First Bank as part of the acquisition transaction.  The value of the transaction, including the special dividend, is estimated at $32.8 million.  In conjunction with the acquisition by Premier, First Bank was merged into Premier Bank, Inc., a wholly owned subsidiary of Premier.  Management has not yet completed all of the analyses needed to estimate the fair value of the assets and liabilities acquired, both tangible and intangible.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2018

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
Net income for the nine months ended September 30, 2018 was $14,529,000, or $1.08 per diluted share, compared to net income of $11,050,000, or $0.82 per diluted share, for the nine months ended September 30, 2017.   Per share information has been recalculated to reflect a 5 for 4 stock split issued on June 8, 2018 to shareholders of record on June 4, 2018.  The 5 for 4 stock split resulted in the issuance of one additional share for each four shares owned by a shareholder as of the record date.  The increase in income in the first nine months of 2018 is largely due to gains on the sale of OREO, an increase in interest income on investments, a decrease in provision for loan losses, an increase in non-interest income, and a decrease in income taxes, all of which more than offset increases in non-interest expense (excluding gains on the sale of OREO) and interest expense.  The annualized returns on average common shareholders' equity and average assets were approximately 10.38% and 1.28% for the nine months ended September 30, 2018 compared to 8.13% and 0.99% for the same period in 2017.
Net income for the three months ended September 30, 2018 was $5,021,000, or $0.37 per diluted share, compared to net income of $3,467,000, or $0.26 per diluted share for the three months ended September 30, 2017.  The increase in net income during the third quarter of 2018 is largely due to increases in interest income and non-interest income as well as decreases in the provision for loan losses and income tax expense.  The annualized returns on average common shareholders' equity and average assets were approximately 10.65% and 1.32% for the three months ended September 30, 2018 compared to 7.53% and 0.93% for the same period in 2017.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2018

Net interest income for the nine months ended September 30, 2018 totaled $43.563 million, an increase of $274,000, or 0.6%, from the $43.289 million of net interest income earned in the first nine months of 2017.  Interest income in 2018 increased by $937,000, or 2.0%, largely due to a $519,000 increase in interest income on investments and a $636,000 increase in interest income on federal funds sold and other interest-bearing bank balances.  These increases more than offset a $218,000, or 0.5%, decrease in interest income on loans.  Interest income on loans in the first nine months of 2017 (prior year) included approximately $1,607,000 of income recognized from deferred interest and discounts recognized on loans that paid off during the first nine months of 2017 compared to $843,000 of interest income of this kind recognized during the first nine months of 2018 (current year).  The loan payoffs included both non-accrual loans and performing loans that were once on non-accrual status.  Otherwise, interest income on loans increased by $546,000, or 1.3%, in the first nine months of 2018, largely due to a higher average yield on a lower average balance of loans outstanding during 2018 when compared to the first nine months of 2017.  Interest income on investment securities in the first nine months of 2018 increased by $519,000, or 11.7%, largely due to higher average yields on a lower average balance of investments outstanding.  Interest income from interest-bearing bank balances and federal funds sold increased by $636,000, or 123.5%, largely due to an increase in the yield on these balances in 2018 resulting from the Federal Reserve Board of Governors' decisions to increase the federal funds target rate by a total of 100 basis points in the last twelve months, but also due to a higher average balance outstanding during the first nine months of 2018.  A portion of the increase in the average balance of these highly liquid earning assets was the result of a decrease in reserves required to be kept in non-interest bearing bank accounts under Federal Reserve Regulation D.  These funds were moved to interest-bearing bank balances, improving Premier's overall interest income from short-term investments.
Partially offsetting the increase in interest income in the first nine months of 2018 was a $663,000, or 19.9%, increase in interest expense, driven by an increase in interest expense on deposits.  Interest expense on deposits increased by $729,000, or 25.5% in the first nine months of 2018 due to increases in the average rate paid on certificates of deposit, savings deposits, and NOW and money market deposits during the first nine months of 2018 compared to the same period in 2017.  While average interest-bearing deposit balances were down $12.8 million, or 1.3%, in the first nine months of 2018 compared to the same period of 2017, the average interest rate paid on interest-bearing deposits was up 11 basis points in 2018, from 0.40% in 2017 to 0.51% in 2018.  Increases in short-term rates have increased competition for deposits and time deposits in particular. The related rates of interest paid on time deposits increased by 24 basis points, driving the overall increase in interest expense on deposits in the first nine months of 2018 when compared to the same period of 2017.  Partially offsetting the increase in interest expense on deposits accounts, interest expense on borrowings in the first nine months of 2018 decreased by $109,000, or 46.6%, largely due to a decrease in outstanding borrowings from scheduled and accelerated principal payments.  Also, adding to the overall increase in interest expense during 2018 was a $39,000, or 17.9%, increase in interest expense on Premier's subordinated debt due to an increase in the variable rate interest rate paid in 2018.  The variable interest rate is indexed to the three month London Interbank Offered Rate, which is sensitive to moves in the short-term interest rate market.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2018

Premier's net interest margin during the first nine months of 2018 was 4.13% compared to 4.19% for the same period in 2017.  A portion of the interest income on loans in both 2018 and 2017 was the result of recognizing deferred interest income and discounts on loans that paid-off during the period.  Excluding this income, Premier's net interest margin during the first nine months of 2018 would have been 4.05% compared to 4.03% for the same period in 2017.  As shown in the table below, Premier's yield earned on federal funds sold and interest bearing bank balances increased to 1.90% in the first nine months of 2018, from the 1.47% earned in the first nine months of 2017.  The average yield earned on securities available for sale also increased when compared to the first nine months of 2017.  However, the average yield earned on the loan portfolio decreased slightly in 2018 due to the higher amounts of deferred interest income and discounts recognized on loans that paid-off during 2017 versus the amounts recognized in 2018.  Further illustrating the increase in interest expense discussed above, the average rate paid on interest-bearing liabilities increased by 10 basis points in the first nine months of 2018, as a result of increases in the average rates paid on interest-bearing deposits, short-term borrowings, and Premier's variable rate subordinated debentures.  The overall effect was a decrease Premier's net interest spread by 10 basis points to 3.96% and its net interest margin by 6 basis points to 4.13% in the first nine months of 2018 when compared to the first nine months of 2017.
Additional information on Premier's net interest income for the nine months of 2018 and nine months of 2017 is contained in the following table.

PREMIER FINANCIAL BANCORP, INC.
AVERAGE CONSOLIDATED BALANCE SHEETS
AND NET INTEREST INCOME ANALYSIS

	Nine Months Ended Sept 30, 2018			Nine Months Ended Sept 30, 2017
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
Assets
Interest Earning Assets
Federal funds sold and other	$80,960	$1,151	1.90%	$46,851	$515	1.47%
Securities available for sale
Taxable	284,136	4,787	2.25	286,602	4,236	1.97
Tax-exempt	9,362	166	3.01	12,523	198	3.24
Total investment securities	293,498	4,953	2.27	299,125	4,434	2.02
Total loans	1,035,634	41,449	5.35	1,038,719	41,667	5.36
Total interest-earning assets	1,410,092	47,553	4.51%	1,384,695	46,616	4.51%
Allowance for loan losses	(12,843)			(11,231)
Cash and due from banks	25,967			40,700
Other assets	86,392			80,857
Total assets	$1,509,608			$1,495,021

Liabilities and Equity
Interest-bearing liabilities
Interest-bearing deposits	$946,718	3,583	0.51	$959,489	2,854	0.40
Short-term borrowings	21,769	25	0.15	22,512	21	0.12
Other borrowings	4,080	125	4.10	7,586	234	4.12
Subordinated debt	5,386	257	6.38	5,355	218	5.44
Total interest-bearing liabilities	977,953	3,990	0.55%	994,942	3,327	0.45%
Non-interest bearing deposits	340,922			314,344
Other liabilities	4,121			4,582
Stockholders' equity	186,612			181,153
Total liabilities and equity	$1,509,608			$1,495,021

Net interest earnings		$43,563			$43,289
Net interest spread			3.96%			4.06%
Net interest margin			4.13%			4.19%

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2018

Additional information on Premier's net interest income for the third quarter of 2018 and third quarter of 2017 is contained in the following table.

PREMIER FINANCIAL BANCORP, INC.
AVERAGE CONSOLIDATED BALANCE SHEETS
AND NET INTEREST INCOME ANALYSIS

	Three Months Ended Sept 30, 2018			Three Months Ended Sept 30, 2017
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
Assets
Interest Earning Assets
Federal funds sold and other	$89,644	$473	2.09%	$32,288	$176	2.16%
Securities available for sale
Taxable	297,367	1,745	2.35	288,241	1,427	1.98
Tax-exempt	8,555	52	3.14	11,579	62	3.30
Total investment securities	305,922	1,797	2.37	299,820	1,489	2.03
Total loans	1,032,099	13,731	5.28	1,047,202	13,469	5.10
Total interest-earning assets	1,427,665	16,001	4.46%	1,379,310	15,134	4.37%
Allowance for loan losses	(13,252)			(11,760)
Cash and due from banks	22,410			41,253
Other assets	85,166			79,702
Total assets	$1,521,989			$1,488,505

Liabilities and Equity
Interest-bearing liabilities
Interest-bearing deposits	$947,588	1,355	0.57	$946,258	954	0.40
Short-term borrowings	23,233	10	0.17	22,784	7	0.12
Other borrowings	3,592	37	4.09	6,553	68	4.12
Subordinated debentures	5,394	90	6.62	5,365	74	5.47
Total interest-bearing liabilities	979,807	1,492	0.60%	980,960	1,103	0.45%
Non-interest bearing deposits	349,028			318,894
Other liabilities	4,634			4,539
Stockholders' equity	188,520			184,112
Total liabilities and equity	$1,521,989			$1,488,505

Net interest earnings		$14,509			$14,031
Net interest spread			3.86%			3.92%
Net interest margin			4.04%			4.05%

Net interest income for the quarter ended September 30, 2018 totaled $14.509 million, up $478,000, or 3.4%, from the $14.031 million of net interest income earned in the third quarter of 2017.  Interest income in 2018 increased by $867,000, or 5.7%, largely due to increases in all three major sources of interest income.  Interest income on loans increased by $262,000, or 1.9%, in the third quarter of 2018.  Interest income on loans in the third quarter of 2018 included approximately $141,000 of income recognized from deferred interest and discounts recognized on loans that paid off during the quarter compared to no interest income of this kind recognized during the third quarter of 2017.  Otherwise, interest income on loans was relatively consistent and increased by $121,000, or 0.9%, in the third quarter of 2018, largely due to a higher average yield on a lower average balance of loans outstanding during the quarter when compared to the third quarter of 2017.  Interest income on investment securities in the third quarter of 2018 increased by $308,000, or 20.7%, largely due to higher average yields on a higher average balance of investments outstanding during the third quarter of 2018.  Interest income from interest-bearing bank balances and federal funds sold increased by $297,000, or 168.8%, largely due to a 177.6% increase in the average balance outstanding during the third quarter of 2018 compared to the same quarter of 2017, although on a slightly lower average yield.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2018

Partially offsetting the increase in interest income in the third quarter of 2018 was a $389,000, or 35.3%, increase in interest expense.  Interest expense on deposits increased by $401,000, or 42.0%, in the third quarter of 2018, mainly due to increase in the average rates paid on interest-bearing deposits during the quarter, with the largest increase in average rates originating from certificates of deposit.  Average interest-bearing deposit balances were relatively unchanged compared to the third quarter of 2017, while the average interest rate paid on interest-bearing deposits increased by 17 basis points in 2018, from 0.40% in the third quarter of 2017 to 0.57% in the third quarter of 2018.  Increases in short-term rates have increased competition for deposits and time deposits in particular. The related rates of interest paid on time deposits increased by 34 basis points, driving the overall increase in interest expense on deposits in the third quarter of 2018 when compared to the third quarter of 2017.  Adding to the overall increase in interest expense during the third quarter of 2018 was a $16,000, or 21.6%, increase in interest expense on Premier's subordinated debt due to an increase in the variable rate interest rate paid in 2018.  The variable interest rate is indexed to the short-term three-month LIBOR interest rate, which has increased over the past twelve months in conjunction with increases in short-term interest rate policy by the Federal Reserve Board of Governors.  Partially offsetting the increase in interest expense on deposit accounts, interest expense on borrowings in the third quarter of 2018 decreased by $31,000, or 45.6%, largely due to a decrease in outstanding borrowings from scheduled and accelerated principal payments on long-term borrowings at the parent company.
Premier's net interest margin during the third quarter of 2018 was 4.04% compared to 4.05% for the same period in 2017.  A portion of the interest income on loans in 2018 was the result of recognizing deferred interest income and discounts on loans that paid-off during the period.  Excluding this income, Premier's net interest margin during the third quarter of 2018 would have been 4.00% compared to 4.05% for the same period in 2017.  As shown in the table above, Premier's yield earned on federal funds sold and interest bearing bank balances decreased to 2.09% in the third quarter of 2018, from the 2.16% earned in the third quarter of 2017.  The average yield earned on securities available for sale increased when compared to the third quarter of 2017.  The average yield earned on the loan portfolio increased in 2018 due to higher rates earned on loans outstanding as well as the amount of deferred interest income and discounts recognized on loans that paid-off during the third quarter of 2018 versus no amounts recognized in the third quarter of 2017.  Further illustrating the increase in interest expense discussed above, the average rate paid on interest-bearing liabilities increased by 15 basis points in the third quarter of 2018, as a result of increases in the average rates paid on interest-bearing deposits, short-term borrowings, and Premier's variable rate subordinated debentures.  The overall effect was a decrease to Premier's net interest spread by 6 basis points to 3.86% and its net interest margin by 1 basis point to 4.04% in the third quarter of 2018 when compared to the third quarter of 2017.
Non-interest income increased by $406,000, or 6.4%, to $6,734,000 for the first nine months of 2018 compared to the same period of 2017.  Service charges on deposit accounts increased by $142,000, or 4.4% and electronic banking income (income from debit/credit cards, ATM fees and internet banking charges) increased by $253,000, or 10.4%.  Service charges on deposit accounts increased largely due to an increase in customer overdraft activity, while electronic banking income increased primarily due to an increase in income from debit card transaction activity and non-customer ATM fees.  Other non-interest income increased by $42,000, or 7.9%, largely due to an increase in proportional income from an investment in a start-up insurance agency in 2018.  Partially offsetting these increases was a decrease in secondary market mortgage income by $31,000, or 17.9%, largely due to a decrease in the level of home purchasing and refinancing activity in Premier's markets.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2018

For the quarter ending September 30, 2018, non-interest income increased by $260,000, or 11.9%, to $2,437,000 compared to $2,177,000 recognized during the same quarter of 2017.  Electronic banking income increased by $157,000, or 19.4%, other non-interest income increased by $94,000, or 57.7%, and service charges on deposit accounts increased by $47,000, or 4.1%.  Electronic banking income increased primarily due to an increase in income from debit card transaction activity and an increase in revenue from non-customer use of bank owned automated teller machines.  Service charges on deposit accounts increased largely due to an increase in customer overdraft activity and other income increased from the increase in proportional income from an investment in a start-up insurance agency in 2018.  Partially offsetting these increases was a $38,000, or 56.7%, decrease in secondary market mortgage income.  Secondary market mortgage income decreased largely due a decrease in the level of home purchasing and refinancing activity in Premier's markets.
Non-interest expenses for the first nine months of 2018 totaled $29.61 million, or 2.62% of average assets on an annualized basis, compared to $30.33 million, or 2.71% of average assets for the same period of 2017.  The $713,000, or 2.4%, decrease in non-interest expenses in 2018 when compared to the first nine months of 2017 is largely due to $1,080,000 of net gains upon the sale of OREO in the first quarter of 2018.  Premier sold approximately $6.1 million of OREO, or approximately 30% of the carrying value held on the books at year-end 2017, and realized $1,080,000 of net gains upon their liquidation.  OREO expenses and write-downs are traditionally included in Premier's total non-interest expenses, so the net gains from these sales reduced non-interest expense in the first nine months of 2018.  Excluding these net OREO gains, non-interest expenses increased by $367,000, or 1.2%, in the first nine months of 2018 compared to the first nine months of 2017.  Non-interest expenses increased due in large part to a $540,000, or 74.9% increase in professional fees, a $262,000, or 67.9%, increase in collection costs, a $233,000, or 9.1% increase in other operating expenses, and a $179,000, or 4.0%, increase in occupancy and equipment expense.  These increases in non-interest expense were partially offset by a $193,000, or 25.1% decrease in core deposit amortization, as well as a $178,000, or 4.4%, decrease in data processing expense.  Staff costs decreased by $36,000, or 0.2% for the first nine months of 2018.  Professional fees increased largely due to costs incurred related to the purchase of First Bank of Charleston, a general increase in litigation expenses, and an increase in consulting services in the Washington DC market.  The unusually high increase in loan collection expenses was primarily due to expenses related to foreclosure on a large multifamily housing unit that was completed in the first quarter of 2018.
Non-interest expenses for the third quarter of 2018 totaled $10.17 million, or 2.65% of average assets on an annualized basis, compared to $9.93 million, or 2.65% of average assets for the same period of 2017.  The $242,000, or 2.4%, increase in non-interest expenses in the third quarter of 2018 when compared to the third quarter of 2017 is largely due to a $330,000, or 168.4%, increase in professional fees, a $161,000, or 18.0%, increase in other operating expenses, and an $86,000, or 1.8% increase in staff costs. Professional fees increased largely due to costs incurred related to the purchase of First Bank of Charleston.  Staff costs increased largely due to a $113,000, or 2.9%, increase in salaries and wages (net of deferred loan costs) partially offset by a $27,000, or 2.9%, decrease in benefit plan costs, namely employee medical insurance benefits.  These increases were partially offset by a $320,000, or 92.5%, decrease in OREO expenses and write-downs, a $62,000, or 24.3%, decrease in core deposit amortization, and a $29,000, or 2.2%, decrease in data processing costs.  Data processing costs decreased largely due to a decrease in ATM processing expense.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2018

Income tax expense was $4,264,000 for the first nine months of 2018 compared to $6,207,000 for the first nine months of 2017.  The effective tax rate for the nine months ended September 30, 2018 was 22.7% compared to 36.0% for the same period in 2017.  For the quarter ended September 30, 2018, income tax expense was $1,483,000, a 22.8% effective tax rate, compared to $1,925,000 (a 35.7% effective tax rate) for the same period in 2017.  The decrease in income tax expense during the first nine months of 2018 can be primarily attributed to the decrease in the corporate income tax rate resulting from the 2017 Tax Cut and Jobs Act.  Similarly, the decrease in income tax expense during the third quarter of 2018 when compared to the same quarter of 2017 can also be primarily attributed to the decrease in the corporate income tax rate resulting from the 2017 Tax Cut and Jobs Act.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2018

B. Financial Position

Total assets at September 30, 2018 increased by $51.0 million to $1.544 billion from the $1.493 billion at December 31, 2017.  The increase in total assets since year-end is largely due to a $47.9 million increase in interest-bearing bank balances and a $36.8 million increase in the investment portfolio partially offset by a $12.0 million decrease in total loans, an $18.8 million decrease in cash and due from banks, and a $5.6 million decrease in OREO.  Earning assets increased by $75.6 million from the $1.375 billion at year-end 2017 to end the quarter at $1.451 billion.
Cash and due from banks at September 30, 2018 was $22.0 million, an $18.8 million decrease from the $40.8 million at December 31, 2017.  Interest-bearing bank balances increased by $47.9 million from the $39.8 million reported at December 31, 2017.  Federal funds sold increased by $2.9 million to $7.6 million at September 30, 2018.  Changes in these highly liquid assets are generally in response to increases in deposits, the demand for deposit withdrawals or the funding of loans or investment purchases, and are part of Premier's management of its liquidity and interest rate risks.  Cash and due from banks decreased by $18.8 million, largely due to a decrease in reserves required to be kept in non-interest bearing bank accounts under Federal Reserve Regulation D.  These funds were moved to interest-bearing bank balances, improving Premier's overall interest income from short-term investments.  The net $32.0 million increase in these liquid assets during the first nine months of 2018 was largely due to an increase in funds from an increase in total deposits and net payoffs on loans.
Securities available for sale totaled $315.2 million at September 30, 2018, a $36.8 million increase from the $278.5 million at December 31, 2017.  The increase was largely due to the purchase of $92.6 million of investment securities, which more than offset $48.4 million of proceeds from monthly principal payments on Premier's mortgage backed securities portfolio and securities that matured or were called during the first nine months of 2018, as well as a $6.4 million decrease in the market value of securities available for sale. The investment portfolio is predominately high quality residential mortgage backed securities backed by the U.S. Government or Government sponsored agencies.  Any unrealized losses on securities within the portfolio at September 30, 2018 and December 31, 2017 are believed to be price changes resulting from changes in the long-term interest rate environment and management anticipates receiving all principal and interest on these investments as they come due.  Additional details on investment activities can be found in the Consolidated Statements of Cash Flows.
Total loans at September 30, 2018 were $1.037 billion compared to $1.049 billion at December 31, 2017, a decrease of approximately $12.0 million, or 1.1%. The decrease is largely due to payoffs on loans in the first quarter of 2018, including expected sizable payoffs from completed construction projects, exceeding new loans generated during that quarter.  Since March 31, 2018, total loans have increased by $8.3 million, or 0.8%, through the end of the third quarter 2018.  Loan payoffs during the first nine months of 2018 included payoffs on $1.8 million of non-accrual loans which resulted in recognizing approximately $659,000 of interest income deferred while the loans were on non-accrual status and $184,000 of remaining purchase discounts associated with the loans.
 Premises and equipment increased by $1.4 million, largely due to the purchase of a new branch in Huntington, West Virginia.  Goodwill and other intangible assets decreased by $575,000, due to the amortization of core deposit intangibles.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2018

Deposits totaled $1.320 billion as of September 30, 2018, a $46.9 million, or 3.7%, increase from the $1.273 billion in deposits at December 31, 2017.  The overall increase in deposits is largely due to a $33.0 million, or 9.9%, increase in non-interest bearing deposits and a $17.1 million, or 2.9%, increase in savings and money market deposits.  The increases were partially offset by a $3.2 million, or 1.0%, decrease in certificates of deposits.  Repurchase agreements with corporate and public entity customers increased in the first nine months of 2018 by $1.4 million, or 6.1%.  Other borrowings decreased by $1.7 million since year-end 2017 due to scheduled principal payments plus additional principal payments on Premier's existing borrowings.  Subordinated debentures increased by $22,000, due to amortization of the purchase accounting fair value adjustments applied to the $6.186 million face value of the subordinated debentures from previous acquisitions.

The following table sets forth information with respect to the Company's nonperforming assets at September 30, 2018 and December 31, 2017.

	(In Thousands)
	2018	2017
Non-accrual loans	$18,293	$15,246
Accruing loans which are contractually past due 90 days or more	992	3,391
Accruing restructured loans	6,577	12,584
Total non-performing loans	25,862	31,221
Other real estate acquired through foreclosure (OREO)	14,379	19,966
Total non-performing assets	$40,241	$51,187

Non-performing loans as a percentage of total loans	2.49%	2.98%

Non-performing assets as a percentage of total assets	2.61%	3.43%

Total non-performing loans have decreased by $5.4 million since year-end, due to a $6.0 million decrease in accruing restructured loans and a $2.4 million decrease in accruing loans past due 90 days or more.  These decreases in non-performing loans were partially offset by a $3.0 million increase in non-accrual loans.  Total non-performing assets have decreased since year-end, largely due to the $5.4 million reduction in non-performing loans plus a $5.6 million decrease in other real estate acquired through foreclosure ("OREO").  Other real estate owned decreased by $5.6 million, or 28.0%, largely due to the first quarter 2018 sale of two of the three largest OREO properties held, which also generated nearly $1.08 million of profit upon liquidation.
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

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2018

Gross charge-offs totaled $1.1 million during the first nine months of 2018, largely due to commercial and industrial loan charge-offs.  Any collections on charged-off loans, or partially charged-off loans, would be presented in future financial statements as recoveries of the amounts charged against the allowance.  Recoveries recorded during the first nine months of 2018 totaled $619,000, resulting in net charge-offs for the first nine months of 2018 of $511,000.  The increase was primarily due to two commercial and industrial loan relationships charged-off in 2018 that were previously identified as impaired.  This compares to $510,000 of net charge-offs recorded in the first nine months of 2017.  The allowance for loan losses at September 30, 2018 was 1.30% of total loans compared to 1.15% at December 31, 2017.  The increase in the ratio is largely due to an increase in the amount of allowance attibuted to commercial and industial laons and construction loans collectively evaluated for impairement.
During the first nine months of 2018, Premier recorded $1,890,000 of provision for loan losses.  This provision compares to $2,033,000 of provision for loan losses recorded during the same nine months of 2017.  The $143,000 decrease in the provision for loan losses recorded during the first nine months of 2018 was primarily due to decreases in provision for loan losses on residential real estate and multifamily loans partially offset by an increase in provision for loan losses on commercial and industrial loans.  The level of provision expense is determined under Premier's internal analyses of evaluating credit risk.  The provisions for loan losses recorded in 2017 and 2018 were made in accordance with Premier's policies regarding management's estimation of probable incurred losses in the loan portfolio and the adequacy of the allowance for loan losses, which are in accordance with accounting principles generally accepted in the United States of America.  Management updated its policies regarding estimation of probable incurred losses in the first quarter of 2018.  The updates included incorporating a common estimated loss ratio for all pass credits within a given loan classification, adding an additional qualitative factor for document exceptions on collectively impaired loans, and reallocating the qualitative portion of the allowance to align more closely to the inputs used to determine the qualitative portion.  The result was a reduction in the amount of the allowance attributed to collectively impaired residential real estate and multifamily real estate loans and an increase in the amount of allowance attributed to collectively impaired commercial and industrial loans, consumer, construction, and all other loans. Future provisions to the allowance for loan losses, positive or negative, will depend on future improvement or deterioration in estimated credit risk in the loan portfolio as well as whether additional payments are received on loans having significant credit risk.  With the concentrations of commercial real estate loans in the Washington, DC, Richmond, Virginia, and Cincinnati, Ohio markets, fluctuations in commercial real estate values will be monitored. Premier also continues to monitor the impact of the decline in the coal mining industry that may have a larger impact in the southern area of West Virginia and the decrease in the level of drilling activity in the oil & gas industry, which may have a larger impact in the central area of West Virginia.  A resulting decline in employment could increase non-performing assets from loans originated in these areas.  In each of the last five years, Premier sold some OREO properties at a gain while other OREO properties have required subsequent write-downs to net realizable values. These factors are considered in determining the adequacy of the allowance for loan losses.  For additional details on the activity in the allowance for loan losses, impaired loans, past due and non-accrual loans, and restructured loans, see Note 3 to the consolidated financial statements.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2018

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

2.	Cash flow generated by repayment of loans and interest.

3.	Arrangements with correspondent banks for purchase of unsecured federal funds.

4.	The sale of securities under repurchase agreements and borrowing from the Federal Home Loan Bank.

5.	Maintenance of an adequate available-for-sale security portfolio. The Company owns $315.2 million of securities at fair value as of September 30, 2018.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2018

The cash flow statements for the periods presented in the financial statements provide an indication of the Company's sources and uses of cash as well as an indication of the ability of the Company to maintain an adequate level of liquidity.

E. Capital

At September 30, 2018, total stockholders' equity of $187.6 million was 12.1% of total assets.  This compares to total stockholders' equity of $183.4 million, or 12.3% of total assets on December 31, 2017.  The increase in stockholders' equity was largely due to the $14.5 million of net income earned during the first nine months of 2018.  This increase in stockholders' equity was substantially offset by a $5.1 million, net of tax, decrease in the market value of the investment portfolio available for sale and $0.42 per share cash dividends declared and paid during the first nine months of 2018.
Tier 1 capital totaled $165.4 million at September 30, 2018, which represents a Tier 1 leverage ratio of 11.1%.  This ratio is up from the 10.7% Tier 1 leverage ratio and $156.0 million of Tier 1 capital at December 31, 2017.  The increase in the Tier 1 leverage ratio is largely due to the growth in Tier 1 capital exceeding the proportional growth in average total assets at September 30, 2018.
Beginning January 1, 2016 an additional capital conservation buffer has been added to the minimum regulatory capital ratios under the regulatory framework for prompt corrective action.  The capital conservation buffer will be measured as a percentage of risk weighted assets and will be phased-in over a four year period from 2016 thru 2019.  When fully implemented, the capital conservation buffer requirement will be 2.50% of risk weighted assets over and above the regulatory minimum capital ratios for Tier 1 Capital to risk weighted assets, Total Capital to risk weighted assets and Common Equity Tier 1 Capital (CET1) to risk weighted assets.  The consequences of not meeting the capital conservation buffer thresholds include restrictions on the payment of dividends, restrictions on the payment of discretionary bonuses, and restrictions on the repurchase of common shares by the Company.  The capital ratios of the Affiliate Banks and the Company already exceed the new minimum capital ratios plus the fully phased-in 2.50% capital buffer requiring a CET1 Capital to risk-weighted asset ratio of at least 7.00%, a Tier 1 Capital to risk weighted assets ratio of at least 8.50% and a Total Capital to risk weighted assets ratio of at least 10.50%.  At September 30, 2018, the Company's capital conservation buffer was 8.67%, well in excess of the 1.875% required.
Book value per common share was $14.03 at September 30, 2018 and $13.74 at December 31, 2017.  Adding to Premier's book value per share in the first nine months of 2018 was the $1.09 per share earned during the period partially offset by the $0.42 per share in total quarterly cash dividends to common shareholders declared and paid during the first nine months of 2018.  Also reducing Premier's book value per share at September 30, 2018 was the $5.1 million of other comprehensive loss for the first nine months of 2018 related to the decrease in the market value of investment securities available for sale, which decreased book value by approximately $0.38 per share.

PREMIER FINANCIAL BANCORP, INC.
SEPTEMBER 30, 2018

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
SEPTEMBER 30, 2018

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	None

Item 1A.	Risk Factors

Please refer to Premier's Annual Report on Form 10-K for the year ended December 31, 2017 for disclosures with respect to Premier's risk factors at December 31, 2017. There have been no material changes since year-end 2017 in the specified risk factors disclosed in the Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	None

Item 3.	Defaults Upon Senior Securities	None

Item 4.	Mine Safety Disclosures	Not Applicable

Item 5.	Other Information	None

Item 6.	Exhibits

 (a) The following exhibits are furnished in accordance with the provisions of Item 601 of Regulation S-K.

3.1	Articles of Incorporation of registrant (reflecting amendments through September 6, 2018) [For SEC reporting compliance purposes only – not filed with Kentucky Secretary of State].

31.1      Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2      Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

PREMIER FINANCIAL BANCORP, INC.
SEPTEMBER 30, 2018

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PREMIER FINANCIAL BANCORP, INC.

Date: November 8, 2018                                /s/ Robert W. Walker
Robert W. Walker
President & Chief Executive Officer

Date: November 8, 2018                                /s/ Brien M. Chase
Brien M. Chase
Senior Vice President & Chief Financial Officer